Form 10-K
period 1993-12-31
KATY INDUSTRIES INC
filed 1994-03-30
CIK 54681

Securities and Exchange Commission
                                Washington, D.C.  20549

                                       FORM 10-K
                 Annual Report Pursuant to Section 13 or 15(d) of the
                            Securities Exchange Act of 1934

For the fiscal year ended: December 31, 1993  Commission file No. 1-5558

                                 Katy Industries, Inc.
                (Exact name of registrant as specified in its charter)
              Delaware                                 75-1277589
   (State of Incorporation)         (IRS Employer Identification Number)
              853 Dundee Avenue, Elgin, Illinois                   60120
             (Address of Principal Executive Offices)           (Zip Code)

     Registrant's telephone number, including area code: (312) 379-1121

Securities registered pursuant to Section 12(b) of the Act:

Title of each class            Name of each exchange on which registered

Common Stock, $1.00 par value                     New York Stock Exchange

    Securities registered pursuant to Section 12(g) of the Act: None
                                      ___________

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                   YES  X    NO ____

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference
in Part III of this Form 10-K or any amendment to this Form 10-K.[   ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price in the New York Stock Exchange consolidated reporting system on March 23, 1994 was approximately $109,000,000. On that date 9,017,387 shares of Common Stock, $1.00 par value, were outstanding, the only class of the registrant's common stock.

                          Documents Incorporated By Reference

1. Syratech Corporation's Annual Report on Form 10-K filed with the United States Securities and Exchange Commission - Part II
2. Proxy Statement for the 1994 Annual Meeting of Stockholders of Katy Industries, Inc. - Part III

      Exhibit index appears on page 71.     Report consists of 77 pages

                            TABLE OF CONTENTS

PART I
Page

Item 1.  Business

(a)        General Development of Business...............................3
(b)        Financial Information About Industry Segments.................3
(c)        Narrative Description of Business.............................3
              Industrial Machinery Group.................................3
              Industrial Components Group................................4
              Consumer Products Group....................................4
              Investments................................................4
              Distribution...............................................5
              Raw Materials..............................................6
              Employees..................................................6
              Environmental Policies and Controls........................6
              Licenses, Patents and Trademarks...........................6
              Research and Development Costs.............................6
(d)        Financial Information About Foreign and Domestic Operations
              and Export Sales...........................................6
Item 2.    Properties....................................................7
Item 3.    Legal Proceedings.............................................8
Item 4.    Submission of Matters to a Vote of Security Holders..........18

PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder
             Matters....................................................18
Item 6.    Selected Financial Data......................................19
Item 7.    Management's Discussion and Analysis of Financial Condition
              and Results of Operations.................................20
Item 8.    Financial Statements and Supplementary Data................. 31
Item 9.    Changes in and Disagreements with Independent Auditors
              on Accounting and Financial Disclosure................... 31

PART III

Item 10.   Directors and Executive Officers of the Registrant.......... 32
Item 11.   Executive Compensation...................................... 32
Item 12.   Security Ownership of Certain Beneficial Owners and
              Management............................................... 32
Item 13.   Certain Relationships and Related Transactions.............. 32

PART IV

Item 14.   Financial Statements, Schedules, Exhibits and Reports on
              Form 8-K................................................. 32
Signatures............................................................. 74

PART I.

Item 1.  BUSINESS

(a)  General Development of Business

     Katy Industries, Inc. ("Katy" or the "Company") was organized as a Delaware corporation in 1967, and carries on business through three principal operating groups: Industrial Machinery, Industrial Components and Consumer Products. Katy also has a substantial investment portfolio. Each Katy subsidiary has its own management and the head of each subsidiary is responsible for the business and affairs of that company. Nevertheless, each enterprise operates within a framework of broad policies and corporate goals established by Katy's corporate staff, which is responsible for overall planning, financial management, acquisitions, dispositions and other related administrative and corporate matters.

     For information concerning dispositions and acquisitions of certain operating units reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 and
Consolidated Financial Statements included in Item 8 of this report.

     Management is in the process of reviewing each of its businesses to determine the Company's focus for the future. Upon the conclusion of such review, management may determine to sell certain companies and may augment its remaining businesses with acquisitions. Such review has yet to be completed and there have been no decisions regarding the disposition of any companies. Should such sales occur, management anticipates that funds from these sales would be used for general corporate purposes. Any acquisitions would be funded through current cash balances and available lines of credit.

(b)  Financial Information About Industry Segments

     Information required hereunder is incorporated by reference from Note 11 of the Notes to Consolidated Financial Statements.

(c)  Narrative Description of Business

     Set forth below is information about Katy's operating groups, investments, and about Katy's business in general:

     Industrial Machinery Group

     This group's principal business is the manufacture and sale of production machinery for the shoe-making industry and die-cutting machinery. Other companies in this group manufacture and sell production machinery for the food packaging, food processing and woodworking industries, the manufacture of presses used in various industries and the operation of a waste-to-energy facility. These Katy companies have a number of competitors, some of which are larger and have greater financial resources. Through this group Katy is able to service most of the packaging requirements of the cookie and cracker industry. The companies in this group do not experience a seasonal sales trend. The sale and manufacture of production machinery for the shoe-making industry and die-cutting machinery has accounted for 20%, 21% and 29% of Katy's net sales in 1993, 1992 and 1991, respectively.

     Net sales for these companies for the years ended December 31, 1993, 1992 and 1991 were $61,363,000, $67,383,000 and $77,317,000, respectively, and the aggregate sales backlogs at December 31, 1993 and 1992 were $15,889,000 and $16,024,000, respectively. The substantial decrease in sales backlog from $26,944,000 in 1991 is primarily due to the lower volume of sales of shoe-making machinery in Eastern Europe, a result of the economic uncertainty in that area.

     Industrial Components Group

     In 1993 Katy sold its pump manufacturing business which has been this group's principal business in past years. Other companies in this group manufacture and sell components such as specialty metals, testing and measuring instruments for the electrical and electronic markets and the refitting of machinery for the oil, gas and petrochemical industries. These Katy companies have a number of competitors, some of which are larger and have greater financial resources. The companies in this group do not experience a seasonal sales trend. Net sales for these companies for the years ended December 31, 1993, 1992 and 1991 were $50,853,000, $57,801,000 and $58,824,000, respectively, and the aggregate sales backlogs at December 31, 1993 and 1992 were $8,377,000 and $10,204,000, respectively. The reduction in sales and backlog in 1993 is caused primarily by the sale of Katy's pump manufacturing business during the year.

     Consumer Products Group

     The principal companies in the Consumer Products Group manufacture, package and sell sanitary maintenance supplies and air filters and electronic components. Another company manufactures paints and stains and experiences a seasonal sales trend, which does not materially effect Katy's financial position and results from operations. These Katy companies have a number of competitors, some of which are larger and have greater financial resources. Net sales for these companies for the years ended December 31, 1993, 1992 and 1991 were $56,507,000, $51,893,000 and
$45,353,000, respectively, and the aggregate sales backlogs at December 31, 1993 and 1992 were $2,055,000 and $2,203,000, respectively.

     Investments

     Katy has investments, at equity, in three companies and investments, at cost, in four other companies. The equity investees are engaged in: the manufacture, importation and sale of tabletop and giftware products and the manufacture and sale of casual furniture and accessories; harvesting shrimp off the coast of South America and processing shrimp and other seafoods for domestic and foreign markets; and the operation of two cold storage facilities in the United States. The primary investment carried at cost is engaged in an oil exploration joint venture in Indonesia. During 1993 an investment in the operation of cold storage facilities in Europe was sold. These companies have a number of competitors, some of which are larger and have greater financial resources. For additional information related to investments, reference is made to Notes 4 and 5 of the Notes to Consolidated Financial Statements in this report, which information is incorporated herein by reference.

     Distribution

     Katy companies extensively market their products domestically and internationally, primarily through manufacturer's representatives. No single agent represents more than one Katy operation. In addition, where concentration of marketing permits, employee salesmen and staff sales organizations are utilized.

    Raw Materials

     Katy operations have not experienced significant difficulty in obtaining raw materials, fuels, parts or supplies for their activities during the most recent fiscal year, but no prediction can be made as to possible future supply problems or production dislocations resulting from possible shortages.

     Employees

     Katy employed approximately 1,506 persons as of December 31, 1993, 24 of whom were employed at Katy's home offices and approximately 206 of whom were members of various unions. Katy's labor relations are generally satisfactory and there have been no strikes in recent years which have materially affected its operations. All regular employees are covered by varying types of group health, accident and life insurance plans.

     Environmental Policies and Controls

     Katy does not anticipate that federal, state or local environmental laws or regulations will have a material adverse effect on its consolidated operations or financial position. Katy anticipates making additional expenditures for environmental control facilities during 1994, in accordance with terms agreed upon with the United States Environmental Protection Agency. (See Part I, Item 3 (4) - Legal Proceedings)

     Licenses, Patents and Trademarks

     In 1987 Katy purchased the technology to manufacture waste-to-energy facilities in North America from Seghers Engineering S.A. of Brussels, Belgium. Katy believes that all other patents and licenses held by its subsidiaries are not a significant competitive factor in the conduct of its operations. The success of Katy's products has not depended on patent and license protection, but rather on the quality of Katy's products, proprietary technology, contract performance and the technical competence and creative ability of Katy's personnel to develop and introduce saleable products.

     Research and Development Costs

     Research and development costs are expensed as incurred and are not material to Katy's operations.

(d)  Financial Information About Foreign and Domestic Operations and
Export Sales

     Information required hereunder is incorporated by reference from Note 11 of the Notes to Consolidated Financial Statements.
Item 2.  PROPERTIES

     As of December 31, 1993, Katy's total building floor area owned or leased was 2,057,000 square feet, of which 1,314,000 square feet were owned and 743,000 square feet were leased. The following table shows by industry segment a summary of the size (in square feet) and character of the various facilities included in the above totals together with a description of the location of the principal facilities.

     Industry Segment                             Owned     Leased    Total
                                                (in thousands of square feet)

Industrial Machinery -- primarily plant and
  office facilities with principal facilities
  located in Savannah, Georgia; Chicago, Illinois;
  Wabash, Indiana; Danvers, Massachusetts;
  York, Pennsylvania; Sandy, Utah;
  Bischwiller, France; and Winzeln, Germany......   526       599     1,125

Industrial Components -- primarily plant and
  office facilities with principal facilities
  located in Cary and Elgin, Illinois;
  McPherson, Kansas; Lancaster, Pennsylvania;
  Pampa, Texas; London, Ontario, Canada;
  and Wadebridge, England,
  United Kingdom................................    289        32       321

Consumer Products -- primarily plant and
  office facilities with principal facilities
  located in Chicago, Illinois, Chico, California;
  Wrens, Georgia; Pineville, North Carolina;
  and York, South Carolina......................    361       108       469

Corporate -- office facilities in Elgin, Illinois
  and rental properties in Elk Grove Village,
  Illinois and Elkhart, Indiana.................    138         4       142

                                                  1,314       743     2,057

     All properties used in operations are owned or leased and are suitable and adequate for Katy's operations. It is estimated that approximately 94% of these properties are being utilized and are fully productive. Properties not sold with the assets of companies sold are being rented and amounted to 83,000 square feet at December 31, 1993. These properties are included with corporate properties in the above table. For information related to mortgages and leases on properties, reference is made to Notes 6 and 10 of the Notes to Consolidated Financial Statements in this report.
Item 3.   LEGAL PROCEEDINGS

     Except as set forth below, no cases or legal proceedings are pending against Katy, other than ordinary routine litigation incidental to Katy and its businesses and other non-material cases and proceedings.

1. In Re Katy Industries, Inc. Shareholders Litigation, Civil Action No. 12612 (Chancery Court, New Castle County, Delaware); filed November 13, 1992.

     Between June 29, 1992 and September 4, 1992, a total of nine purported class action complaints were filed in the Court of Chancery of the State of Delaware in and for New Castle County by purported stockholders of Katy against various directors of Katy and, in some cases, Katy challenging a June 1992 proposal by the family of Wallace E. Carroll, former chairman of Katy, the holders in the aggregate of a majority of Katy's outstanding common stock, to acquire the minority interest in the Company through a merger with a family-owned company. The director defendants include, among others, those members of the Carroll family who serve as directors of Katy. These actions were subsequently consolidated with the foregoing caption (the "Consolidated Complaint").

     The Consolidated Complaint contains two separate counts. In Count I, the plaintiffs allege, inter alia, that the Carroll family defendants, aided by the other individual defendants, are engaged in an unlawful plan to take Katy private in an allegedly unfair transaction in violation of their fiduciary duties to the other stockholders of Katy. In connection with Count I, the plaintiffs sought an injunction against the proposed merger and damages if the merger were consummated, among other relief. In Count II, a derivative count on behalf of Katy, the plaintiffs allege that a 1988 assignment by Katy of a right to receive a percentage of revenues from an oil and gas field in Indonesia to certain entities owned or controlled by the Carroll family was without consideration and constituted an illegal waste of Katy's assets. In connection with Count II, the plaintiffs seek a rescission of such assignment and damages, among other things.

     On August 3, 1993, the parties to this action filed a Stipulation and Agreement of Compromise, Settlement and Release, along with associated documents, pursuant to which this action would have been settled.
Numerous objections to this settlement were filed by other alleged stockholders of the Company. One objector to the settlement has sought an award of attorneys' fees in the amount of $300,000 and an award of expenses of $16,359.95 in connection with its objection to the settlement and actions claimed to have been taken by the defendants in response to that objection. On November 18, 1993, a hearing on the fairness of the settlement was held and the court took the matter under advisement.

     On December 2, 1993, the Carroll family entity that was party to the merger agreement with the Company exercised its right to terminate the merger agreement and advised the Court that this action was moot.

     On February 24, 1994, the plaintiffs moved for leave to file a second amended complaint in this action. The proposed complaint alleges that the Carroll family defendants have breached their fiduciary duties to the Company's stockholders by, among other things, (i) acquiring shares of the Company's common stock in the open market in an alleged attempt to prevent Pensler Capital Partner, I.L.P. from proceeding with its $28 per share proposal to acquire the Company (discussed below), (ii) refusing to sell their interest in the Company pursuant to the transaction proposed by Pensler and announcing their intent to vote against the Pensler proposal in an attempt to defeat it, and (iii) refusing in their capacities as Katy directors to negotiate with Pensler or to agree to issue to Pensler an option, discussed below, that would have diluted the family's interest in the Company. The remaining director defendants are alleged to have breached their fiduciary duties by allegedly advancing the interests of the Carroll family and failing to agree to grant to Pensler the dilutive option discussed below. The proposed complaint also makes the allegations described above with respect to the transfer of oil and gas interests discussed above. The proposed complaint seeks certification as a class action, an injunction against actions designed to further entrench the Carroll family's control of the Company, an order compelling the defendants to take action to maximize stockholder value with respect to any third party offers that are made for the Company, and damages. The Company intends to deny, and it understands that the other defendants intend to deny, all allegations of wrongdoing in the complaint. The Company intends, and understands that the other defendants intend, to defend the action vigorously.

     Katy's liability, if any, with respect to this action cannot be determined at this time.

     2. Mendel, et. al. v. Carroll, et. al., Civil Action No. 13306 (Chancery Court, New Castle County, Delaware); filed December 22, 1993.

     On December 22, 1993, a purported stockholder of the Company filed an alleged class action complaint against the Company and its Board of Directors in the Delaware Court of Chancery in and for New Castle County. The complaint raises three counts. Count I alleges, among other things, that the Company's Board of Directors has breached its fiduciary duties by failing to maximize the value of the shares held by the Company's minority shareholders, in connection with the Carroll family's June 1992 proposal to acquire the minority interest in the Company, through the Board's failure to dilute the Carroll family's interest to below a majority of the outstanding shares. Count II alleges that the Carroll family has breached its fiduciary duties to the minority stockholders of the Company by (i) announcing that the Carroll family's interest in the Company was not for sale and (ii) enforcing an agreement among Carroll family members that required family members to offer their shares in the Company to other family members before selling them to a third party. Count III challenges the same assignment of certain oil and gas interests by the Company to certain entities owned or controlled by the Carroll family described in matter 1 above. The complaint seeks, among other things, (i) an order enjoining defendants from refusing to maximize the value of the Company's stock and damages in connection therewith, (ii) an order enjoining the Carroll family from enforcing its agreement among family members described above and from otherwise taking actions designed to reduce the demand for the Company by other bidders, and (iii) an order rescinding the challenged assignment of oil and gas interests. The Company denies, and understands that the other defendants deny, the allegations of wrongdoing alleged in the complaint. The Company intends, and understands that the other defendants intend, to defend the action vigorously. This action was consolidated with the action brought by Pensler Capital Partners, I.L.P., discussed in matter 3 below, for purposes of discovery and the preliminary injunction motion discussed below.

     Katy's liability, if any, with respect to this action cannot be determined at this time.

3. Pensler Capital Partners, I.L.P., et. al. v. Katy Industries, Inc., et. al., Civil Action No. 13386 (Chancery Court, New Castle County, Delaware); filed February 18, 1994.

     On February 18, 1994, a purported derivative action was filed in the Delaware Court of Chancery by Pensler Capital Partners, I.L.P. and others ("Pensler") against the Company and all members of the Company's Board of Directors (the "Board"). The complaint alleges, among other things, that the directors of the Company have breached their fiduciary duties to the Company's stockholders through their alleged refusal to negotiate in good faith with Pensler in connection with its proposal to acquire the Company in a merger transaction in which holders of the Company's outstanding common stock were to have received $28 per share in cash. The complaint states that the Board's actions in this regard and others have been dominated by the Carroll family, which holds, in the aggregate, a majority of the Company's outstanding common stock. The complaint states that, for a substantial period of time, the Board has engaged in a course of conduct which has been intended to allow the Carroll family to acquire control of the Company in one or more transactions that have not afforded the minority stockholders of the Company a control premium for their shares in the Company. The complaint seeks, among other things, (i) a declaration that the Board has breached its fiduciary duties in connection with Pensler's merger proposal, (ii) an order requiring the Board to negotiate with Pensler in good faith, (iii) an order requiring the Board to issue to Pensler an option to purchase 1.8 million shares of the Company's common stock, which, when exercised, would reduce the holdings of the Carroll family to less than a majority of the outstanding shares, (iv) an order requiring the Board to issue to Pensler an option to acquire 582,000 shares of the Company's common stock that were allegedly improperly acquired by the Company in June and September, 1991, and (v) an order enjoining the payment by the Company of an extraordinary dividend and from taking any other extraordinary action until such time as the effects of the defendants' alleged unlawful actions have been dissipated. The Company intends to, and understands that the defendant directors intend to, deny all allegations of wrongdoing alleged in the complaint and to vigorously defend the action. On March 17, 1994, the Court of Chancery heard Pensler's motion for a mandatory preliminary injunction and took the matter under advisement.

     Katy's liability, if any, with respect ot this action cannot be determined at this time.

4.   Environmental Claims

     (1) United States vs. Alvin Laskin, American Gage & Machine Company, et al., Case No. C84-2035 (U. S. District Court, Northern District of Ohio); filed November 21, 1984.

     (2) United States vs. Midwest Solvent Recovery, Inc., et al. and (Third Party Action) American Can Company et al. vs. Accutronics, et al., Case No. 79-556 (U.S. District Court, Northern District of Indiana). Third Party Complaint filed January 17, 1985 (Size Control Company, a former division of a subsidiary of Katy, is a third party defendant).

     (3) Notice of Potential Liability, issued by the United States Environmental Protection Agency to Size Control Company on March 9, 1988 concerning two separate sites, Ninth Avenue Dump and U.S. Scrap, and subsequent Order issued on December 12, 1988 pursuant to Section 106 of the Comprehensive Environmental Response Compensation and Liability Act concerning one of the sites.

     (4) United States vs. Harold Snyder, American Gage & Machine Company, et al., Case No. 88-2376, (U.S. District Court, Western District of Pennsylvania, Pittsburgh Division); filed October 26, 1988.

     (5) United States vs. Custom Leather Services, Inc., et al., Case No. 91-3338 (U.S. District Court, Eastern District of
          Pennsylvania); filed May 23, 1991.

     (6) United States vs. W.J. Smith Wood Preserving Co., Civil No. S-87-193 CA (U.S. District Court, Eastern District of Texas, Sherman Division); and Texas Water Commission Administrative Enforcement Action.

     (7)  Notice of Potential Liability, issued by United States
          Environmental Protection Agency to LaBour Pump Company, a former division of American Gage & Machine Company, a Katy subsidiary, concerning Himco Dump site in Elkhart, Indiana.

     (8)  Notice of Potential Liability, issued by United States
          Environmental Protection Agency to Katy concerning Double Eagle Refining site in Oklahoma City, Oklahoma.

     (9)  Notice of Potential Liability, issued by United States
          Environmental Protection Agency to Katy concerning
          Galaxy/Spectron Refining site in Elkton, Maryland.

     (10) Notice of Claim - Medford, Oregon.

     (11) Demand for Indemnification - Northampton, Massachusetts.

     (12) Demand for Indemnification - Southington, Connecticut.

     (13) Notice of Potential Liability, issued by United States
          Environmental Protection Agency to Katy concerning Old
          Southington Landfill Site in Southington, Connecticut.

     (14) Notice of Potential Liability, issued by Kansas Department of Health and Environment to Panhandle Industrial Company, Inc. concerning municipal landfill in McPherson, Kansas.

     (15) Missouri Pacific Railroad Company v. Katy Industries, Inc., (United States District Court, Northern District of Illinois, Eastern Division); filed August 6, 1993.

     (16) Demand for Indemnification - Londonderry, New Hampshire.

     (17) Request for De Minimus Buy-Out - Industrial Solvents Chemical Company Site, Newberry Township, Pennsylvania.

     (18) Request that Katy join Potentially Responsible Party Group - Fuels and Chemicals Superfund Site, Coaling, Alabama.

     In matters (1), (2), (3), (4), (5), (7), (8), (9), (12) and (13)
above, the United States is alleging, under the Comprehensive Environmental Response Compensation and Liability Act ("CERCLA" or "Superfund"), that various generators and/or transporters of hazardous wastes are responsible for the clean-up of certain sites where there have been releases or threatened releases of hazardous substances into the environment. One or more Katy subsidiaries, or former subsidiaries, has been identified as a potentially responsible party ("PRP") in these matters. Under the federal Superfund statute, parties are held to be jointly and severally liable, thus subjecting them to potential individual liability for the entire cost of clean-up at the site. These costs are, by nature, difficult to estimate and subject to substantial change as litigation or negotiations with the United States, states, and other parties proceed.

     In the Laskin case, matter (1) above, the United States has dismissed without prejudice Katy's subsidiary, American Gage & Machine Company ("American Gage"), as a party defendant; however, American Gage has not been dismissed by the other third party claimants. Katy's subsidiary continues to dispute liability.

     In the Midwest Solvent case, matter (2) above, the United States brought action to recover its costs in completing the initial clean-up of two dump sites. A number of original defendants in the case filed a third party complaint against Size Control Company, a former Katy subsidiary ("Size Control"), and other PRP's, for contribution. Size Control disputed liability. A partial settlement agreement was entered into pursuant to which the United States has been reimbursed for its initial clean-up costs and pursuant to which Size Control paid approximately $20,000. Size Control has entered into a settlement agreement, approved by the court, in order to settle its liability in this matter. Pursuant to this arrangement and assuming that projected clean-up costs are accurate, Size Control will pay approximately $200,000 over ten years.

     Concerning matter (3) above, Size Control elected to participate as a settling party with respect to settlements negotiated for both sites. Pursuant to this settlement and an Administrative Order on Consent between it, other PRPs, and the United States Environmental Protection Agency ("USEPA"), Size Control has paid or agreed to pay a total of approximately $20,000. No significant future costs are anticipated with respect to this matter.

     In the Harold Snyder case, matter (4) above, the United States sought reimbursement from American Gage and eight other parties for more than $600,000 in clean-up costs. American Gage has settled this matter and a consent decree has been entered pursuant to which American Gage has paid approximately $270,000. No future significant costs are anticipated with respect to this matter.

     In the Custom Leather case, matter (5) above, Katy and two of its subsidiaries, Trans-Continental Leathers, Inc. ("TCL") and Hermann Loewenstein, Inc. ("Loewenstein"), were named as defendants in a lawsuit filed by the United States of America relating to an environmental clean-up at the American Street Tannery in Philadelphia, Pennsylvania, formerly owned by TCL. The first count sought cost recovery under CERCLA against TCL and Loewenstein, and damages of approximately $1,200,000, exclusive of fees and costs, were claimed. The second count sought civil penalties and injunctive relief under CERCLA against TCL, Loewenstein and Katy and, other than reference to the statutory $25,000 per day penalty limitation, no specific damage amount was claimed.

     Katy and its applicable subsidiaries have executed a consent decree with USEPA, entered by the court on March 14, 1994, which settles all claims asserted against such parties by USEPA in this case. Pursuant to the settlement, the Company will pay $825,000 in April, 1994.

     The W. J. Smith case, matter (6) above, was an enforcement action for civil penalties and injunctive relief under the Federal Resource Conservation and Recovery Act ("RCRA"). The United States had alleged violations of RCRA based upon the alleged status of sludge drying beds of W.J. Smith Wood Preserving Company, a Katy subsidiary ("W.J. Smith"), as a hazardous waste management unit. A consent decree was entered in this case on November 8, 1989. The consent decree provided for a $60,000 civil penalty that was paid in December, 1989, clean closure of the sludge drying beds, and installation of a new groundwater monitoring system.

     The Texas Water Commission's ("TWC") administrative enforcement action was settled with the entry of an Agreed Order (the "Order") on January 20, 1988, whereby a civil penalty of $8,800 was assessed against W.J. Smith, $3,300 of which was deferred so long as W.J. Smith complies with the terms of the Order. The Order required W.J. Smith to: close an earthen basin and the sludge drying beds; conduct soil and groundwater contamination studies; and, if necessary, propose and implement a remedial action plan. On September 27, 1990, the TWC issued a notice of solid waste violations to W.J. Smith.
     In 1993, TWC referred the entire matter to USEPA. On July 9, 1993, USEPA Region 6 initiated a Unilateral Administrative Order Proceeding under Section 7003 of RCRA against W.J. Smith and Katy. The proceeding requires certain actions at the site and certain off-site areas as well as development and implementation of additional cleanup activities to mitigate off-site releases. Pursuant to such order, W.J. Smith has requested a formal hearing regarding the parameters of such emergency actions and cleanup activities, which hearing has been postponed during the pendency of negotiations with USEPA regarding such parameters. In the interim, the Company is undertaking certain of the required actions.
     Since 1990, the Company has spent in excess of $3,500,000 in undertaking cleanup and compliance activities in connection with this matter and has established a reserve, in excess of $4,000,000, for future such activities. The Company is currently negotiating with USEPA concerning additional actions to mitigate off-site releases. If the Company's proposal is approved, the Company believes that the amount reserved will be adequate. However, total cleanup and compliance costs cannot be determined at this time.

     Concerning matter (7) above, on April 20, 1989, USEPA issued a Notice of Potential Liability to LaBour Pump Company ("LaBour"), a former division of American Gage, and thirty-six other PRP's concerning the Himco, Inc. dump site in Elkhart, Indiana. The notice stated that USEPA was planning to spend public funds to perform a remedial investigation and feasibility study ("RIFS") at the site unless such action was undertaken by responsible parties, and identifies all recipients of the notice as PRP's. The notice also requested further information. There was no agreement among PRP's to perform the RIFS and, therefore, USEPA undertook to perform it. USEPA recently issued another general notice with regard to this site and Katy and its counsel are continuing to investigate this matter. The liability of Katy's subsidiary cannot be determined at this time.

     Concerning matter (8) above, on September 26, 1989, USEPA issued a Notice of Potential Liability to Katy and numerous other PRP's concerning the Double Eagle Refinery site in Oklahoma City, Oklahoma. The notice identifies all recipients as PRP's, demands reimbursement for $145,000 for its costs and requests information. Katy has disputed any liability with respect to this matter and Katy's liability, if any, cannot be determined at this time.

     Concerning matter (9) above, on March 19, 1990, USEPA issued a Notice of Potential Liability to Hamilton Precision Metals ("Hamilton"), a subsidiary of Bush Universal Inc. (a Katy subsidiary) and numerous other PRP's concerning the second phase of a clean-up of the Galaxy/Spectron Site in Elkton, Maryland. In September, 1991, Hamilton elected to participate in such clean-up. To date, Hamilton has paid approximately
$1,600 in connection therewith.   The future liability of Katy's
subsidiary cannot be determined at this time.

     Concerning matter (10) above, by letter dated August 20, 1993, a claim was asserted by Balteau Standard, Inc. ("Balteau") against Katy concerning PCB contamination at the Medford, Oregon facility of the former Standard Transformer division of American Gage. Balteau has demanded that Katy accept financial responsibility for investigation and clean-up costs incurred as a result of the PCB contamination. Balteau has notified the State of Oregon that it intends to perform a voluntary cleanup, cost estimates for which currently range between $2,000,000 and $6,000,000.
The Oregon Department of Environmental Quality has recently requested that additional investigative activities be performed to support future remedial activities. Katy and Balteau have agreed to share the costs associated with this additional work. Katy has established a reserve in connection with this matter. The liability of Katy and its subsidiary cannot be determined at this time.

     Concerning matter (11) above, on March 9, 1992, Katy received a letter from Wallace International Silversmiths, Inc. ("Wallace") requesting that Katy assume Wallace's defense in a case captioned Katherine M. Georgianna v. Wallace International Silversmiths, Inc., Case No. Civ. 91-11820N (U.S. District Court, District of Massachusetts); filed July 9, 1991. Such request stems from certain agreements among Katy, Wallace and other parties (the "Agreements"). The case at issue concerns alleged dumping of hazardous waste on property located in Northampton, Massachusetts, states claims under CERCLA and state law, and seeks unspecified monetary damages. Katy does not believe that it has any obligation to assume Wallace's defense in this matter and no material developments have occurred with respect to this matter. Katy's liability, if any, cannot be determined at this time.

     Concerning matter (12) above, on July 9, 1992, Katy received a letter from Syratech Corporation ("Syratech") requesting that Katy indemnify Syratech for any liability incurred by it in connection with the investigation and clean-up by USEPA of the Solvents Recovery Service of New England Superfund Site in Southington, Connecticut (the "Southington Site"). Such request stems from the Agreements. On April 22, 1993, USEPA sent Katy a Notice of Potential Liability with regard to the Southington Site, which indicated that, based on information provided to USEPA by Syratech, Katy was responsible for all or a portion of the contamination at the Southington Site that USEPA had previously attributed to Syratech. The notice requested that Katy and Syratech provide USEPA with a joint declaration apportioning liability for such contamination between them.
On May 21, 1993, Katy submitted an independent statement contesting USEPA's notice and disputing certain transactions with the Southington Site that USEPA had attributed to Katy and its subsidiaries. Thereafter, USEPA sent additional information concerning alleged transactions with the Southington Site. Katy and its counsel have evaluated the available evidence and have determined that the volume of materials that USEPA has sought to attribute to Katy and its subsidiaries is small in quantity. On February 15, 1994, USEPA sent a letter to Katy and certain other PRP's advising these parties of an opportunity to enter into a "de minimis" settlement agreement with USEPA concerning alleged liability for cleanup of the Southington Site. USEPA has advised the group of de minimis PRPs that it will provide them with its proposed settlement offer sometime in the next several weeks. Katy is awaiting receipt of the settlement offer.

     Concerning matter (13) above, on January 21, 1994, USEPA sent a Notice of Potential Liability to Katy advising Katy that it is potentially liable under CERCLA and RCRA for the costs of remedial investigations and remedial actions to clean up hazardous substances disposed at the Old Southington Landfill Site in Southington, Connecticut. USEPA alleged that Katy's former subsidiary, Wallace Silversmiths, sent hazardous substances to Solvents Recovery Services of New England (see matter (12) above), which, in turn, sent an unspecified amount of these materials to the Old Southington Landfill Site for disposal. At this time, USEPA has not produced any evidence concerning the alleged transactions. Accordingly, Katy's liability with regard to this matter cannot be ascertained at this time.

     Concerning matter (14) above, on May 22, 1992, Panhandle Industrial Company, Inc., a Katy subsidiary ("Panhandle"), received a notice from the Kansas Department of Health and Environment stating that Panhandle may be responsible under Kansas law for a portion of the clean-up costs relating to a municipal landfill in McPherson, Kansas. Present clean-up cost estimates for the landfill approximate $1,000,000. Panhandle, together with other potentially responsible parties, are currently negotiating an agreement to fund investigation and clean-up activities. Panhandle's liability cannot be determined at this time.

     In the Missouri Pacific case, matter (15) above, the Missouri Pacific Railroad Company ("Missouri Pacific") filed a complaint against Katy in the United States District Court for the Northern District of Illinois, Eastern Division. In the complaint, Missouri Pacific alleges that Katy, through its subsidiary, W.J. Smith, is liable for past and future cleanup costs associated with a parcel of real estate in Denison, Texas which is owned by Missouri Pacific (the "Parcel"). Investigations, completed in or about 1991, disclosed creosote contamination, the cost of cleanup of which, if required, could be substantial. The complaint contains four counts: a private cost recovery claim under Section 107 of CERCLA; a contribution claim under Section 113 of CERCLA; a claim seeking a declaration that Katy is liable for past and future cleanup costs under a June, 1986 agreement between the Union Pacific Railroad Company, Missouri Pacific, the Missouri-Kansas-Texas Railroad Company and Katy Industries, Inc.; and a claim for breach of the 1986 agreement. On October 29, 1993, Katy filed its Answer, Affirmative and Other Defenses, and Counterclaims against the plaintiff in this action, denying liability for past and future cleanup costs associated with the Parcel and alleging six counterclaims that seek (i) a declaration that the plaintiff is liable for costs associated with the Parcel and (ii) cost recovery and contribution associated with the Parcel and another parcel of real estate located in Denison, Texas owned by W.J. Smith. This case is now in the discovery phase. Katy's liability with respect to this case cannot be determined at this time.

     Concerning matter (16) above, in September of 1993, Katy received a letter from counsel to Allard Industries, Inc. ("Allard") requesting that Katy and its subsidiaries, American Gage and JEI Liquidating, Inc., indemnify Allard for any liability incurred by it in connection with a case captioned Town of Londonderry v. Exxon Corporation, et al., Case No. C-93-95-L (United States District Court, District of New Hampshire). Such request stems from certain agreements among Katy, Allard and other parties. The case at issue concerns the disposal and treatment of hazardous wastes and substances at a landfill site in Londonderry, New Hampshire (the "Londonderry Site"), states claims under CERCLA and state law, and seeks, inter alia recovery of response costs with respect to the Londonderry Site, declaratory judgment with respect to the defendants' liability for future response costs and unspecified monetary damages.
Katy has advised Allard of its willingness to defend and indemnify Allard subject to certain conditions, the details of which are being negotiated. Katy and its counsel have not yet fully evaluated the underlying claims and the liability of Katy and its subsidiaries with respect to this matter, if any, cannot be determined at this time.

     Concerning matter (17) above, on September 27, 1993, Katy subsidiary
B. M. Root Company ("Root") received a request that it make a payment in settlement of Root's alleged liability with respect to environmental cleanup of the Industrial Solvents Chemical Company Site in Newberry Township, Pennsylvania (the "Industrial Solvents Site"). The PRPs for the Industrial Solvents Site contended that Root sent a relatively small amount of waste to such site and asked Root, and many other similarly situated, small alleged users of the Industrial Solvents Site, to make a contribution to cleanup costs amounting to approximately $11.00 per gallon of waste sent to the Industrial Solvents Site. Root made such contribution, referred to as a "de minimis buy-out," which amounted to $8,846.

     In exchange for the buy-out, which was calculated to include certain premium charges, Root was released by the PRPs from any further cleanup obligations. The PRPs also extended an indemnity to Root covering certain potential claims against Root with respect to the Industrial Solvents Site. Exclusions from the indemnity include toxic tort claims and actions seeking recovery for damage to natural resources. The PRPs have advised Katy's counsel that no toxic tort or natural resource damage claims have been asserted against any PRP or "de minimis" party.

     While Katy does not anticipate any significant future costs with respect to this matter, because of the limitations on the indemnity received from the PRPs, the future liability of Katy and its subsidiary, if any, with respect to this matter cannot be determined at this time.

     Concerning matter (18) above, in December, 1993, Katy received a letter addressed to LaBour from Stephan K. Todd, Chairman-Fuels and Chemicals CERCLA PRP Group. Mr. Todd contends that LaBour is a PRP at the Site, and requests that LaBour join the Fuels and Chemicals PRP Group, which would require payment of "administrative costs" in the amount of $2,764.46, as well as a share of past and future remediation costs. The extent of these costs is not known at this time. According to documents provided by the PRP Group, LaBour sent approximately 1,200 to 1,500 gallons of a water and oil mix to the Fuels and Chemicals Superfund Site. Katy and its counsel have not yet fully evaluated this matter and Katy's liability with respect to this matter, if any, cannot be determined at this time.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during 1993.

PART II.

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     Katy's Common Stock is traded on the New York Stock Exchange
("NYSE"). The following table sets forth high and low sales prices for the Common Stock in composite transactions as reported on the NYSE Composite Tape.

                                                                        Cash
                                                                      Dividends
          Period                              High           Low      Declared

          1993
               First Quarter.............    25 3/8         20 3/8     $.0625
               Second Quarter............    25 1/2         25 1/8      .0625
               Third Quarter.............    27 1/2         25 1/4      .0625
               Fourth Quarter............    28 1/8         25          .0625
          1992
               First Quarter.............    19 1/2         17 1/4      .0625
               Second Quarter............    20 7/8         16 1/4      .0625
               Third Quarter.............    24 1/4         19 5/8      .0625
               Fourth Quarter............    23 3/4         20 1/4      .0625

     As of March 11, 1994, there were 1,560 record holders of the Common Stock. Katy's ability to pay dividends on its Common Stock is subject to satisfaction of certain criteria in its Credit Agreement, effective December 3, 1991, related to profitability, investments and indebtedness. Reference is made to Note 6 of Notes to Consolidated Financial Statements in this report.
Item 6.  SELECTED FINANCIAL DATA

                                                   Years Ended December 31

                                       1993      1992      1991      1990       1989

                                                    (Thousands of Dollars,
                                               except per share data and ratios)
Net sales........................... $168,723  $177,077  $181,494  $214,371   $193,381
Income from continuing operations...    5,496     1,102     7,718    28,528     13,337
  Primary earnings per common share*      .60       .12       .82      4.08       1.80
  Fully diluted earnings per
   common share*....................      .60       .12       .82      2.96       1.38
Net income (loss)**.................(   1,540)    1,102    11,090    26,591      8,749
Cash flows from operations..........(   1,843)   22,390     7,631    25,566 (    4,513)
Total assets........................  330,225   314,661   319,974   323,977    310,911
Total liabilities...................   86,459    67,461    71,217    70,250     86,027
Stockholders' equity................  243,766   247,200   248,757   253,727    224,884
Long-term debt......................    4,289     5,942     8,458     9,150     13,329
Depreciation and amortization.......    5,716     5,709     8,747     4,450      3,632
Capital expenditures................    4,278     5,504    10,210    12,902      5,980
Working capital.....................  175,075   135,965   136,633   125,483    106,538
Ratio of current assets to
  current liabilities...............     4.48      3.80      3.71      3.48       2.61
Ratio of stockholders' equity
  to total debt.....................    13.98     14.60     12.13     16.55       6.30
Stockholders' equity per share
  (fully diluted basis)*............    27.03     27.41     27.57     26.42      23.29
Return on average stockholders'
 equity.............................(    0.62%)     .44%     4.38%    10.85%      3.96%

Shares outstanding:
 Class A preferred stock, Series A..      -         -         -         -       18,060
 Class B preferred stock,
  $1.46 Series......................      -         -         -         -    1,219,925
 Common stock....................... 9,017,387 9,017,387 9,023,187 9,605,337 6,491,387
Number of stockholders..............     1,560    1,741     1,914     2,005     2,242
Number of employees.................     1,506    1,972     2,078     2,285     2,250
Cash dividends declared per
 common share.......................      $.25     $.25      $.25     $.065      NONE

*   See Note 1 of Notes to Consolidated Financial Statements.  Per share amounts, on a fully diluted basis, in 1990 and 1989, reflect the assumption of additional shares to be issued upon conversion of convertible preferred stock, which was outstanding during those years.

**  Includes extraordinary gains of $3,372 and $559 in 1991 and 1990, respectively, loss from discontinued operations of $5,618 in 1993 and the cumulative effect of changes in accounting principle of $1,418 loss in 1993 and $1,291 income in 1990.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Position and Cash Flow

     At December 31, 1993 Katy had short and long-term indebtedness for money borrowed of $17,443,000, of which $10,163,000 represented short-term credit lines, primarily from banks in Germany in support of Katy's 75% owned German Subsidiary. Total debt was 6.7% of total debt and equity at December 31, 1993. Katy has a credit agreement with a consortium of two banks in the aggregate principal amount of $15,000,000. The credit agreement may be used for letters of credit and/or working capital.

     Combined cash, cash equivalents, time deposits and marketable securities increased $45,169,000 to $146,084,000 on December 31, 1993 from $100,915,000 on December 31, 1992. The major reason for this increase was proceeds from the sale of various assets; $18,001,000 from Union Pacific Corporation (UP) stock, $10,953,000 from CEGF (France) and $9,937,000 from the pump manufacturing group. Additionally Katy converted $24,526,000 of notes receivable from Missouri Pacific Railroad into shares of common stock of UP; of which 300,000 were sold in the above referenced transaction, the remaining shares of UP stock are carried at a cost of $15,795,000 at December 31, 1993 and have a market value of $31,223,000 at that date. Other factors impacting cash flows included $4,982,000 reductions in inventory and accounts receivable balances, $4,278,000 in capital expenditures and $6,825,000 in other cash from operations.

     Current ratios were 4.48 to 1.00 and 3.80 to 1.00 at December 31, 1993 and 1992, respectively. Working capital increased $39,110,000 and decreased $668,000 in 1993 and 1992, respectively. The increase in working capital in 1993 resulted from the conversion of notes receivable from Missouri Pacific Railroad Corporation into shares of common stock in UP and its classification as a current asset at December 31, 1993. Additionally, Katy sold 300,000 shares of UP common stock for $18,001,000 and its stock in C.E.G.F. (France) for $10,953,000 resulting in pre-tax gains of $8,497,000 and $6,081,000, respectively. The combined effect of these three transactions was to increase working capital by approximately $33,000,000, net of income taxes. Additionally, Katy sold its pump manufacturing group for net proceeds of $9,937,000, which funds are included in cash and cash equivalents at December 31, 1993 and will be used for general corporate purposes. These gains were offset by reduction in accounts receivable and inventory (the result of the sale of the pump group together with lower levels of sales) and an increase in accrued expenses due to increased reserves for environmental liabilities and product, casualty and other insurance liabilities. The decrease in working capital in 1992 resulted from funds used for capital expenditures, repayment of debt and investment and advances to subsidiaries and affiliates offset by funds received from operations and reclassification of the C.E.G.F. (France) investment.

     Katy has authorized and expects to commit, approximately $4,000,000 for capital projects in 1994 and expects to meet its capital expenditure requirements through the use of available cash and internally generated funds. Katy believes that funds generated from its U.S. operations will be sufficient to meet the Company's short and long-term liquidity needs in the U.S.

     In 1992, management began a restructuring of its 75% owned German subsidiary. To date, this has resulted in substantial costs for the termination of employees and the curtailment of manufacturing activities. During 1993, this subsidiary entered into an accumulated deficit position. Therefore, Katy is required to absorb 100% of current operating losses. Such losses are being funded through short-term lines of credit in Germany. It is anticipated that funds generated from operations of this subsidiary, along with available bank credit agreements, will fund future operations and that no further investment from the U.S. will be required. However, the subsidiary is continuing to realize losses from operations and no assurances as to the ability of this subsidiary to finance its operations independently can be given. Additional funds provided by or guaranteed by Katy may be required to fund its operations. To date, Katy has guaranteed DM 5,000,000 of this subsidiary's debt, and has
established  a   DM 5,000,000 Letter of Credit in favor of a German Bank
for additional financing needs of this subsidiary.

     Katy periodically evaluates its investments in marketable securities and from time to time has sold such investments.

     The Company and certain of its current and former direct and indirect corporate predecessors, subsidiaries and divisions have been identified by the U.S. Environmental Protection Agency and certain state environmental agencies and private parties as potentially responsible parties ("PRPs") at a number of hazardous waste disposal sites under the Comprehensive Environmental Response, Compensation and Liability Act ("Superfund") and equivalent state laws and, as such, may be liable for the cost of cleanup and other remedial activities at these sites. Responsibility for cleanup and other remedial activities at a Superfund site is typically shared among PRPs based on an allocation formula. The means of determining allocation among PRPs is generally set forth in a written agreement entered into by the PRPs at a particular site. An allocation share assigned to a PRP is often based on the PRP's volumetric contribution of waste to a site. The Company is also involved in remedial response and voluntary environmental clean-up at a number of other sites which are not currently the subject of any legal proceedings under Superfund, including certain of its current and formerly owned manufacturing facilities. Based on its estimate of allocation of liability among PRPs, the probability that other PRPs, many of whom are large, solvent, public companies, will fully pay the costs apportioned to them, currently available information concerning the scope of contamination, estimated, remediation costs, estimated legal fees and other factors, the Company has recorded and accrued for indicated environmental liabilities in the aggregate amount of approximately $7,500,000, in addition to $1,000,000 accrued and paid in 1993. The Company expects this amount to be paid over the next one to four years.

    The most significant environmental matters in which the company is involved are as follows:

     1. The United States had alleged violations of the Resource, Conservation and Recovery Act "RCRA" based upon the alleged status of sludge drying beds of W. J. Smith Wood Preserving Company, a Katy subsidiary ("W. J. Smith"), as a hazardous waste management unit. Since 1990, the Company has spent in excess of $3,500,000 in undertaking cleanup and compliance activities in connection with this matter and has established a reserve, in excess of $4,000,000, for future such activities. The Company is currently negotiating with United States Environmental Protection Agency (USEPA) concerning additional actions to mitigate off-site releases. If the Company's proposal is approved, the Company believes that the amount reserved will be adequate. However, total cleanup and compliance costs cannot be finally determined until such approval is received.

     2. A claim was asserted by Balteau Standard, Inc. ("Balteau") against Katy concerning PCB contamination at the Medford, Oregon facility of the former Standard Transformer division of American Gage. Balteau has demanded that Katy accept financial responsibility for investigation and clean-up costs incurred as a result of the PCB contamination. Balteau has notified the State of Oregon that it intends to perform a voluntary cleanup, cost estimates for which currently range between $2,000,000 and $6,000,000. The Oregon Department of Environmental Quality has recently requested that additional investigative activities be performed to support future remedial activities. Katy and Balteau have agreed to share the costs associated with this additional work. Katy has established reserves in connection with this matter.

     3. The Missouri Pacific Railroad Company ("Missouri Pacific") filed a complaint against Katy alleging that Katy, through its subsidiary, W.J. Smith, is liable for past and future cleanup costs associated with a parcel of real estate in Denison, Texas which is owned by Missouri Pacific (the "Parcel"). Investigations, completed on or about 1991, disclosed creosote contamination, the cost of cleanup of which, if required, could be substantial. On October 29, 1993, Katy filed its Answer, Affirmative and Other Defenses, and Counterclaims against the plaintiff in this action, denying liability for past and future cleanup costs associated with the Parcel and alleging six counterclaims that seek (i) a declaration that the plaintiff is liable for costs associated with the Parcel and (ii) cost recovery and contribution associated with the Parcel and another parcel of real estate located in Denison, Texas owned by W.
          J. Smith. This case is now in the discovery phase. Katy's liability with respect to this case cannot be determined at this time.

     Although management believes that these actions individually and in the aggregate are not likely to have a material adverse effect on Katy's consolidated financial position or results of operations, further costs could be significant and will be recorded as a charge to operations when such costs become probable and reasonably estimable.

     On February 18, 1994, a purported derivative action was filed in the Delaware Court of Chancery by Pensler Capital Partners, I.L.P. and others ("Pensler") against the Company and all members of the Company's Board of Directors (the "Board"). The Complaint alleges, among other things, that the directors of the Company have breached their fiduciary duties to the Company's stockholders through their alleged refusal to negotiate in good faith with Pensler in connection with its proposal to acquire the Company in a merger transaction in which holders of the Company's outstanding common stock were to have received $28 per share in cash. The complaint seeks, among other things, (i) a declaration that the Board has breached its fiduciary duties in connection with Pensler's merger proposal, (ii) an order requiring the Board to negotiate with Pensler in good faith, (iii) an order requiring the Board to issue to Pensler an option to purchase 1.8 million shares of the Company's common stock, which, when exercised, would reduce the holdings of the Carroll family to less than a majority of the outstanding shares, (iv) an order requiring the Board to issue to Pensler an option to acquire 582,000 shares of the Company's common stock that were allegedly improperly acquired by the Company in June and September, 1991, and (v) an order enjoining the payment by the Company of an extraordinary dividend and from taking any other extraordinary action until such time as the effects of the defendants' alleged unlawful actions have been dissipated. On March 17, 1994, the Court of Chancery heard Pensler's motion for a mandatory preliminary injunction and took the matter under advisement. Katy's liability, if any with respect to this action cannot be determined at this time.

     On March 9, 1994 the Company's Board of Directors endorsed the recommendation of a special committee of the Board that the Company consider a special cash dividend of $14.00 per share to holders of Katy Industries, Inc. common stock to maximize shareholder values. Action by the Board to declare the dividend, however, has been deferred until the resolution of the motion described in the preceding paragraph not prohibiting the dividend.

     If the dividend is approved it will result in a total payment of approximately $126,000,000 which will be funded through the use of available cash balances and the sale of marketable securities. Had the dividend been paid as of December 31, 1993 the available combined cash, cash equivalents, time deposits and marketable securities after the payment would have been $35,000,000. Management believes that these funds, combined with available lines of credit, will be sufficient to fund the Company's operations and planned capital expenditures in the foreseeable future.

     Management is in the process of reviewing each of its businesses to determine the Company's focus for the future. Upon the conclusion of such review, management may determine to sell certain companies and may augment its remaining businesses with acquisitions. Such review has yet to be completed and there have been no decisions regarding the disposition of any companies. Should such sales occur, management anticipates that funds from these sales would be used for general corporate purposes. Any acquisitions would be funded through current cash balances and available lines of credit.

New Accounting Pronouncements

     Effective January 1, 1994 Katy adopted Statement of Financial Accounting Standards ("SFAS") No. 115 "Accounting for Certain Investments in Debt and Equity Securities". Adoption of SFAS No. 115 will result in Katy's investment in 498,566 shares of UP common stock being classified as "Securities available for sale" and valued at their fair value on that date. The unrealized holding gain on the UP stock will be classified as a separate component of equity, net of the related tax liability. It resulted in an increase in the value of the investment by $15,428,000 and an increase in stockholders' equity of approximately $9,257,000, net of related taxes, on January 1, 1994.

     During 1992, SFAS No. 112 "Employer's Accounting for Postemployment Benefits" was issued. Katy adopted this statement effective January 1, 1994. It did not have a material impact on either Katy's results of operations or financial position.

Results of Operations

     During 1993, the Company's electrical component distribution company was reclassified from the Industrial Components Group to the Consumer Products Group to reflect the reassessment of the principal market for that company's products. All prior periods have been restated accordingly.

     For additional financial information relating to Katy's operating segments see Note 11 to the consolidated financial statements.

     Following are summaries of sales and operating income for the years ended December 31, 1993 and 1992 by industry segment:

                                                  Sales
                                                       Increase (Decrease)
                                   1993       1992     Amount     Per Cent

 Industrial Machinery            $ 61,363   $ 67,383  ($ 6,020)  (   8.93%)
 Industrial Components             50,853     57,801  (  6,948)  (  12.02 )
 Consumer Products                 56,507     51,893     4,614       8.89

  Total sales                    $168,723   $177,077  ($ 8,354)  (   4.72%)

                                            Operating Income (Loss)
                                                        Percent of Sales
                                   1993       1992      1993        1992

 Industrial Machinery           ($  4,912) ($  3,412) (  8.00%)  (   5.06%)
 Industrial Components          (     600)     3,828  (  1.18 )      6.62
 Consumer Products                  2,808      4,453     4.97        8.58

  Total operating income(loss)  ($  2,704)  $  4,869  (  1.60%)      2.75%

     Sales by foreign subsidiaries for the years ended December 31, 1993
and 1992 were   $41,566,000 and $51,651,000, respectively, and were 25%
and 29% of total sales.

     Sales in 1993 were down from 1992 by $8,354,000, or 5%. Industrial Machinery Group sales were down $6,020,000, or 9%. This reduction in sales was predominantly due to the further decline in sales of shoe-making machinery by Katy's 75% owned German subsidiary, reflecting the continuing economic uncertainty in Eastern Europe, its principal market. Decreased sales were also reported by the manufacturer of food packaging equipment. The manufacturers of woodworking machinery and the waste-to-energy operation reported increased sales.

     The Industrial Components Group sales decreased by $6,948,000, or 12%. All of the companies in this group had lower sales with the principal decreases being attributable to sales by the manufacturers of electrical equipment and chemical pumps. Included in 1993 and 1992 are sales of $19,031,000 and $23,219,000; and losses of $2,605,000 and
$489,000, respectively, from the Company's pump manufacturing business which was sold in November, 1993.
The Consumer Products Group reported a $4,614,000, or 9%, increase in sales for the year with increased sales in all operations. This increase reflects improvements in the underlying markets served by these companies, as well as efforts to find new markets and applications for their products.

     Operating losses in the Industrial Machinery Group in 1993 were $1,500,000 higher than in 1992, and increased as a percent of sales from 5.1% to 8.0%. Within the Group, however, Katy realized improvement in the operating income from the waste-to-energy business, the result of higher volumes and operating efficiencies, and the manufacturer of woodworking machinery, the result of increased sales and higher margins. These improvements were offset by continued operating losses of the manufacturer of shoe manufacturing machinery and die cutting machinery in Germany (Schon), the result of decreased sales and substantially lower margins, reflecting lower utilization of the company's manufacturing facilities as well as increased pricing pressures. In 1992 the Company's German subsidiary recorded a charge of $2,300,000 which principally represents charges incurred to restructure and streamline the operation. In addition, there was a substantial reduction in 1993 in operating income of the manufacturer of food packaging machinery, the result of decreased sales volume. The operating results of the Industrial Machinery Group were further impacted by an additional reserve of $2,800,000 for product liability, casualty and other insurance liabilities.

     The Industrial Components Group's reduced operating income reflects lower sales volume which impacts margins through lower facility utilization. Additionally, the operating results of the pump manufacturing business prior to its sale were adversely impacted by higher operating costs on reduced sales and inventory adjustments. The subsidiary that supplies components to the oil, gas and petroleum industry experienced reduced volume which impacted margins and was also adversely impacted by inventory adjustments and some product liability claims filed in 1993.

     The Consumer Products Group's decrease of $1,645,000 or 36.9% resulted from the operating loss and asset write downs following discontinuance of the IAQ 2000 product line of $2,300,000. This was offset by gains in operating income from the distributor of electric parts and the manufacturer of paints and stains. The sanitary maintenance supplies business has faced competitive pricing pressures which impacted margins and resulted in a decline in operating income for that business despite increased sales.

     The Company's 75% owned German subsidiary (Schon) minority stockholders share of losses was $1,461,000 in 1993 as compared to $2,505,000 in 1992. This reflects the fact that Schon is now in an accumulated deficit position. Accordingly Katy is now absorbing 100% of the losses.

     Corporate expenses, net of $14,470,000, are $6,918,000 higher than 1992. This increase results from $3,500,000 of expenses to fund retirement compensation plans approved by the Company's Board of Directors in 1993, $1,300,000 in legal and other expenses related to various merger transactions and an increase in insurance costs.

     Interest expense decreased by $192,000, due to lower short-term interest rates on the Company's German borrowings. Interest income decreased by $3,017,000 primarily due to the conversion of $24,526,000 of notes receivable from the Missouri Pacific Railroad Company into 774,166 shares of UP common stock. Also contributing to the decrease were lower interest rates.

     Other income of $2,811,000 represents primarily dividend income from common stock investments. The gain on sale of stock of $14,668,000 represents principally the sale of common stock in UP for a pre-tax gain of $8,497,000 and the sale of Katy's 8% interest in CEGF (France) for a pre-tax gain of $6,081,000.

     Income from continuing consolidated operations before income taxes and minority interest of $2,259,000 in 1993 compared to a loss of $1,417,000 in 1992. The increase represents the net impact of the factors described above.

     The provision for income taxes of $1,939,000, or an effective rate of 86%, reflects the fact that the Company did not benefit from approximately $3,181,000 of losses from its German subsidiary. In 1992 the effective income tax rate was similarly affected by not recognizing a tax benefit from such losses.

     During 1993 Katy recorded provisions of $5,618,000, net of related income tax benefits of $3,064,000, to reflect management's best estimate of costs related to environmental remediation at plants from operations previously discontinued.

     Equity in income of unconsolidated subsidiaries decreased by $417,000 or 13%, primarily the result of a higher effective income tax rate on earnings from unconsolidated subsidiaries in 1993. Bee Gee Holding Company, Inc. reported increased earnings due to a lower effective income tax rate and C.E.G.F. (USA) reported increased earnings due to increased sales and higher margins. Syratech Corporation reported increased earnings, resulting from increased sales. Despite a significant increase of Syratech's earnings, Katy's share of Syratech's income in 1993 increased slightly as a result of the dilution of Katy's ownership percentage of Syratech. The gain as a result of an initial public offering by an unconsolidated subsidiary of $835,000 is net of income taxes of $534,000 and is Katy's share of the increased shareholder equity accounts of Syratech Corporation. For additional information on unconsolidated subsidiaries and gain as a result of initial public offering of an unconsolidated subsidiary, see Note 4 of Notes to Consolidated Financial Statements.

     Katy adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions", and SFAS No. 109, "Accounting for Income Taxes" effective January 1, 1993. The unrecorded obligation for costs related to services already rendered up to the date of adoption of SFAS No. 106 less a previously recorded accrual, was $1,418,000 (net of the related tax benefit of $925,000). Katy recorded this obligation as a cumulative effect of a change in accounting principle by a charge to operations as of January 1, 1993. The impact of adopting SFAS No. 109 did not materially effect prior periods or current operations; the impact of this change was therefore recorded as part of continuing operations.

1992

Following are summaries of sales and operating income for the years ended December 31, 1992 and 1991 by industry segment:

                                                  Sales
                                                       Increase (Decrease)
                                   1992       1991     Amount     Per Cent

   Industrial Machinery          $ 67,383   $ 77,317  ($ 9,934)  (  12.85%)
   Industrial Components           57,801     58,824  (  1,023)  (   1.74 )
   Consumer Products               51,893     45,353     6,540      14.42

        Total sales              $177,077   $181,494  ($ 4,417)  (   2.43%)

                                            Operating Income
                                                        Percent of Sales
                                   1992       1991      1992        1991

   Industrial Machinery         ($  3,412) ($  3,437) (  5.06%)  (   4.45%)
   Industrial Components            3,828      4,617     6.62        7.85
   Consumer Products                4,453      4,896     8.58       10.80

        Total operating income   $  4,869   $  6,076     2.75%       3.35%

     Sales by foreign subsidiaries for the years ended December 31, 1992 and 1991 were $51,651,000 and $67,817,000, respectively, and were 29% and 37% of total sales.

     Sales in 1992 were down from 1991 by $4,417,000, or 2%. Industrial Machinery Group sales were down $9,934,000, or 13%. This reduction in sales was predominantly due to the further decline in sales for shoe-making machinery by Katy's 75% owned German subsidiary, and the continuing economic uncertainty in Eastern Europe. Decreased sales were also reported by the manufacturer of food processing equipment and from the disposition of the Davis County, Utah waste-to-energy facility in the first quarter of 1992. The sale of the contract equipment and repairs business in the third quarter of 1991 also resulted in decreased sales for the year. The manufacturers of woodworking and food packaging machinery reported increased sales.

     The Industrial Components Group sales decreased by $1,023,000, or 2%. Increased sales of the manufacturers of electrical equipment, the distributor of electronic parts and the gas engine and compressor parts businesses were more than offset by the decreased sales of the manufacturers of chemical pumps and specialty metals.

     The Consumer Products Group reported a $6,540,000, or 14%, increase in sales for the year predominantly due to the acquisition of a manufacturer of paints and stains in the fourth quarter of 1991. The manufacturers of sanitary maintenance supplies and filters and the distributor of electronic parts also reported increased sales.

     Operating losses in the Industrial Machinery Group were essentially the same in 1992 and 1991, but did increase as a percent of sales from 4.4% to 5.1%. Within the Group, however, Katy realized a significant reduction in the operating loss in the waste-to-energy business, due to the sale of a facility in the first quarter of 1992, and a significant improvement in operating income of the manufacturer of food packaging equipment, the result of increased sales and higher margins, but these improvements were offset by a substantial reduction in operating income of the manufacturer of shoe manufacturing machinery and die cutting machinery in Germany (Schon), the result of decreased sales and substantially lower margins. Included in the operating results of the German subsidiary is approximately $2,300,000 which represents charges incurred to restructure and streamline the operation.

      The Industrial Components Group's 17% decrease in operating income resulted largely from lower operating margins by the manufacturer of chemical pumps as a result of reduced volume, partially offset by increased margins in the manufacturer of electronic equipment.

     The Consumer Products Group's marginal decrease in operating income and margins resulted from lower margins in its manufacturer of sanitary maintenance supplies business and additional costs incurred to develop a new product line in the filter business.

     Interest expense increased $239,000, or 14%, due to higher short-term debt levels maintained during the year. Interest income decreased $539,000 due to lower interest rates.

     Income before income taxes decreased $6,863,000 largely due to the $9,973,000 gain recorded in 1991 on the sale of Union Pacific common stock. Also contributing to the decrease was lower operating income in 1992, due to decreased sales and profit margins. Bad debt expense decreased in 1992 by $1,831,000.

     During the year ended December 31, 1992, Katy provided an additional $4,609,000 to cover potential losses on notes and drafts receivable. In May, 1992 Katy entered into an agreement with an issuer of approximately $9,000,000 of notes payable to Katy whereby the notes were forgiven and Katy received inventory, accounts receivable and fixed assets. The excess of the note value over the proceeds received from the liquidation of these assets was $6,354,000 and was charged against the allowance for doubtful notes.

     Equity in income of unconsolidated subsidiaries increased $894,000, or 37%, primarily the result of increased earnings at Syratech
Corporation.

1991

Following are summaries of sales and operating income for the years ended December 31, 1991 and 1990 by industry segment:

                                                  Sales
                                                       Increase (Decrease)
                                   1991       1990     Amount     Per Cent

   Industrial Machinery          $ 77,317   $109,623  ($32,306)  (  29.47%)
   Industrial Components           58,824     62,015  (  3,191)  (   5.15 )
   Consumer Products               45,353     42,733     2,620       6.13

        Total sales              $181,494   $214,371  ($32,877)  (  15.34%)

                                             Operating Income
                                                        Percent of Sales
                                   1991       1990      1991        1990

   Industrial Machinery         ($  3,437)  $  9,510  (  4.45%)      8.68%
   Industrial Components            4,617      6,857     7.85       11.06
   Consumer Products                4,896      4,567    10.80       10.69

        Total operating income   $  6,076   $ 20,934     3.35%       9.77%

     Sales by foreign subsidiaries for the years ended December 31, 1991 and 1990 were $67,817,000 and $91,331,000, respectively, and were 37% and 43% of total sales.

     Sales in 1991 were down from 1990 by $32,877,000, or 15%. Industrial Machinery Group sales were down $32,306,000, or 29%. The reduction in sales was predominantly due to the completion in 1990 of large contracts for shoe-making machinery by Schon and the economic uncertainty in Eastern Europe. The other companies in the group also reported decreased sales for the year.

     The Industrial Components Group's sales decreased $3,191,000, or 5%. The additional sales reported by the manufacturer of locomotive control, monitoring and recording systems acquired in the first quarter of 1991 were more than offset by decreased sales reported for the year by all other companies in the group.

     The Consumer Products Group reported a $2,620,000, or 6%, increase in sales for the year with all companies posting increased sales except for the distributor of electronics parts. The acquisition of a manufacturer of paints and stains in the fourth quarter also contributed to the increased sales.

     Operating income decreased from 1990 by $14,858,000, or 71%. The Industrial Machinery and Industrial Components Groups reported decreases of $12,947,000 and $2,240,000, respectively. The Consumer Products Group reported a $329,000 increase in operating income.

     The Industrial Machinery Group's decrease in operating income was the result of the lower sales volumes discussed above coupled with lower operating margins at all companies. These factors, when combined with the amortization of deferred charges at the waste-to-energy facilities and the loss incurred upon the termination of the maintenance and operating contract at the Utah facility provide an explanation of the total decrease.

     The Industrial Components Group's decrease in operating income resulted primarily from lower sales levels and lower operating margins at the specialty metals business, the gas engine and compressor parts business and the manufacturers of chemical pumps. Increased operating income in this group resulted from the acquisition in the first quarter of 1991.

     The Consumer Products Group's increase in operating income is attributable to the manufacturers of sanitary maintenance supplies and air filters, the result of increased sales coupled with slightly higher margins, improved margins at the distributor of electronic parts, and from the acquisition in the third quarter of 1991. Operating losses generated by the low power TV station, which was closed during 1991, partially offset these increases.

     Interest expense decreased by $249,000 the result of lower debt levels during the year. Despite an increase in the amount of funds available for investment, interest income decreased $2,696,000 due to significantly lower interest rates.

     Income before income taxes decreased $27,395,000 largely due to the $18,039,000 gain on the sale of a 25% interest in Schon in 1990 and the lower operating income reported in 1991.

     Equity in income of unconsolidated subsidiaries increased $1,349,000, the result of increased earnings at Syratech Corporation.

     The extraordinary gain in 1991 of $3,372,000, net of income taxes of $351,000, is Katy's share of the extraordinary gains reported by Syratech Corporation which resulted from the settlement of insurance claims.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Information required hereunder is incorporated by reference to the financial statements in this report listed under Item 14(a) "Financial Statements and Schedules".

     The financial statements of Syratech Corporation, required hereunder, are incorporated by reference to Syratech Corporation's annual Report on Form 10-K filed with the United States Securities and Exchange Commission.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH INDEPENDENT AUDITORS ON
ACCOUNTING AND
         FINANCIAL DISCLOSURE

     Not applicable.

Part III.

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding nominees for directors of Katy is included under the caption entitled "Election of Directors" in its Proxy Statement for the 1994 Annual Meeting of Stockholders ("Proxy Statement") and is incorporated herein by reference. Information regarding executive officers and other significant employees is included under the caption entitled "Information Concerning Directors and Executive Officers" in the Proxy Statement and is incorporated herein by reference.

Item 11.  EXECUTIVE COMPENSATION

     Information regarding compensation of executive officers is included in the Proxy Statement under the caption entitled "Executive Compensation" and is incorporated herein by reference.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information regarding beneficial ownership of stock by certain beneficial owners and by management of Katy is included under the captions entitled "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" in the Proxy Statement and is incorporated herein by reference.

Item 13.  CERTAIN RELATIONSHIPS

     Information regarding certain relationships and related transactions with management is included under the caption entitled "Certain
Relationships and Related Transactions" in the Proxy Statement and is incorporated herein by reference.

Part IV.

Item 14.  FINANCIAL STATEMENTS, SCHEDULES, EXHIBITS AND REPORTS ON
          FORM 8-K

(a) Financial Statements and Schedules

Katy Industries, Inc. -- Consolidated Financial Statements:
Independent Auditors' Report.......................................34
Financial Statements
  Consolidated Balance Sheets, December 31, 1993 and 1992..........35
  Statements of Consolidated Operations,
    Years Ended December 31, 1993, 1992 and 1991.................. 37
  Statements of Consolidated Stockholders' Equity,
    Years Ended December 31, 1993, 1992 and 1991.................. 39
  Statements of Consolidated Cash Flows,
    Years Ended December 31, 1993, 1992 and 1991.................. 40
  Notes to Consolidated Financial Statements...................... 41
Schedules
   I -- Marketable Securities - Other Investments................. 68
VIII -- Valuation and Qualifying Accounts and Reserves............ 69
   X -- Supplementary Income Statement Information................ 70

     Schedules not included herein have been omitted because they are not applicable or the information is included in the financial statements or notes thereto.

(b)  Reports on Form 8-K

     Not applicable.

(c)  Exhibits

Exhibit
Number              Exhibit Title                               Page

  3.1         Certificate of Incorporation                       *
  3.2         By-Laws                                            *
  22          Subsidiaries of registrant                         72
  24          Consent                                            73

     Katy agrees to furnish to the Commission upon request a copy of any instrument not filed which defines the rights of holders of long-term debt of Katy Industries, Inc. and subsidiaries for which consolidated or unconsolidated financial statements are required to be filed.

 * Copies of Certificate of Incorporation and By-Laws will be furnished upon request.

INDEPENDENT AUDITORS' REPORT

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
KATY INDUSTRIES, INC.
ELGIN, ILLINOIS

We have audited the accompanying consolidated balance sheets of Katy Industries, Inc. and subsidiaries (The "Company") as of December 31, 1993 and 1992, and the related statements of consolidated operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1993. Our audits also included the financial statement schedules listed in the Index at Item 14. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Katy Industries, Inc. and subsidiaries as of December 31, 1993 and 1992, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1993 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Notes 7 and 9, respectively, to the consolidated financial statements, in 1993 the Company changed its methods of accounting for postretirement benefits other than pensions and income taxes.




DELOITTE & TOUCHE




Chicago, Illinois
March 1, 1994
(March 17, 1994 as to Note 15)

                                  KATY INDUSTRIES, INC.
                                    AND SUBSIDIARIES
                               CONSOLIDATED BALANCE SHEETS
                               DECEMBER 31, 1993 AND 1992

                                         ASSETS


                                                      1993        1992
                                                   (Thousands of Dollars)
CURRENT ASSETS:

  Cash and cash equivalents                         $130,289    $ 34,801
  Time deposits and marketable securities,
    at cost; market value of $31,223 and $73,471      15,795      66,114
  Accounts receivable, trade, net of
    allowance for doubtful accounts of
    $7,975 and $8,877                                 20,568      26,509
  Notes and other receivables, net of
    allowance for doubtful notes of $10                3,804       4,199
  Inventories - Note 1                                40,725      49,984
  Deferred taxes - other - Note 9                     10,785         366
  Other current assets                                 3,380       2,590


    Total current assets                             225,346     184,563


OTHER ASSETS:
  Investments, at equity, and advances to
    unconsolidated subsidiaries - Note 4              45,516      40,379
  Investments, at cost - Note 5                        6,704       7,478
  Notes receivable from Missouri Pacific
    Railroad Company - Note 13                          -         24,526
  Notes receivable, net of allowance for
    doubtful notes of $1,700 and $4,755                3,058       3,834
  Miscellaneous - Notes 7 and 8                       19,915      19,494

    Total other assets                                75,193      95,711


PROPERTIES:
  Land and improvements                                3,433       3,807
  Buildings and improvements                          22,820      25,416
  Machinery and equipment                             52,488      59,722

                                                      78,741      88,945
  Accumulated depreciation                         (  49,055)  (  54,558)

    Net properties                                    29,686      34,387

                                                    $330,225    $314,661

See Notes to Consolidated Financial Statements.
KATY INDUSTRIES, INC.
                                    AND SUBSIDIARIES
                               CONSOLIDATED BALANCE SHEETS
                               DECEMBER 31, 1993 and 1992

                                       LIABILITIES


                                                      1993        1992
                                                   (Thousands of Dollars)
CURRENT LIABILITIES:

  Notes payable - Note 6                            $ 10,163     $ 8,154

  Accounts payable                                     8,777       9,613

  Accrued compensation                                 5,058       4,885

  Accrued expenses - Note 1                           21,508      14,896

  Accrued interest and taxes                           1,131       7,566

  Current maturities, long-term debt - Note 6          2,991       2,840

  Dividends payable                                      643        644

    Total current liabilities                         50,271      48,598



LONG-TERM DEBT, less current maturities - Note 6       4,289       5,942

OTHER LIABILITIES - Note 7                            12,064       4,667

DEFERRED INCOME TAXES - Note 9                        19,835       6,793

MINORITY INTEREST                                       -          1,461


COMMITMENTS AND CONTINGENT LIABILITIES
  Notes 3, 6, 8, 10, 12 and 15                          -           -

STOCKHOLDERS' EQUITY:
  Common stock, $1 par value; authorized
    25,000,000-shares, issued - 9,821,329
    shares                                             9,821       9,821
  Additional paid-in capital                          51,111      51,723
  Foreign currency translation adjustment              3,880       2,908
  Retained earnings                                  192,814     196,608
  Treasury stock, 803,942 shares, at cost          (  13,860) (  13,860)

    Total stockholders' equity                       243,766     247,200

                                                    $330,225    $314,661
See Notes to Consolidated Financial Statements.

                                  KATY INDUSTRIES, INC.
                                    AND SUBSIDIARIES

                          STATEMENTS OF CONSOLIDATED OPERATIONS

                      YEARS ENDED DECEMBER 31, 1993, 1992 and 1991

                                                   1993       1992       1991
                                                    (Thousands of Dollars)
Net sales.....................................   $168,723  $177,077   $181,494

Costs and expenses:
  Cost of goods sold..........................    130,696    126,886    127,269
  Selling, general and administrative expenses     49,460     47,091     49,081
  Depreciation and amortization...............      5,716      5,709     8,747
  Provision for doubtful accounts and notes -
   Note 13....................................      1,511      4,609     6,440
  Interest expense............................      1,780      1,972      1,733
  Interest income.............................  (   5,220) (   8,237) (   8,776)
  Other, net..................................  (   2,811)       464      1,527
  Gain on sale of stock - Note 13.............  (  14,668)     -     (   9,973)

                                                  166,464    178,494    176,048
  Income (loss) from continuing consolidated
    operations before provision for income
    taxes and minority interest...............      2,259  (   1,417)     5,446

Provision for income taxes - Note 9...........  (   1,939) (   3,283) (     601)

Minority stockholders' share of loss..........      1,461      2,505        470

  Income (loss) from continuing
    consolidated operations...................      1,781  (   2,195)     5,315

Equity in income of unconsolidated
  subsidiaries (net of tax) - Note 4..........      2,880      3,297     2,403

Gain as a result of an initial public offering
  by an unconsolidated subsidiary, (net of tax)-
  Note 4                                              835       -          -

  Income from continuing operations...........      5,496      1,102      7,718

Loss from discontinued operations (net of tax) -
  Note 2                                        (   5,618)      -          -

  Income (loss) before extraordinary gain and
    cumulative effect of change in
    accounting principle......................  (     122)     1,102      7,718
Extraordinary gain (net of tax) - Note 4......       -          -         3,372
Cumulative effect of change in
  accounting principle (net of tax) - Note 7..  (   1,418)      -         -
  Net income (loss)...........................  ($  1,540)  $  1,102   $ 11,090
See Notes to Consolidated Financial Statements.

                                  KATY INDUSTRIES, INC.
                                    AND SUBSIDIARIES

                          STATEMENTS OF CONSOLIDATED OPERATIONS

                      YEARS ENDED DECEMBER 31, 1993, 1992 and 1991




                                                      1993      1992       1991
Earnings (loss) per share of common stock -
  Note 1:

  Income from continuing operations............     $   .60    $   .12    $   .82

  Discontinued operations......................    (    .62)      -          -
    Extraordinary gains........................        -          -           .36
    Cumulative effect of change in
      accounting principle.....................    (    .15)      -          -

     Net income (loss).........................        ($   .17)$   .12   $  1.18

Dividends paid per share-
  Common stock.................................     $   .25    $   .25    $   .25













See Notes to Consolidated Financial Statements.
/TABLE

                                    KATY INDUSTRIES, INC.
                                      AND SUBSIDIARIES

                       STATEMENTS OF CONSOLIDATED STOCKHOLDERS' EQUITY

                        YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991


                             Common Stock                     Foreign
                                                   Additional  Currency
                            Number        Par      Paid-in    Translation  Retained  Treasury
                           of Shares     Value     Capital    Adjustment   Earnings   Stock
                                      (Thousands of Dollars, Except Number of Shares)
Balance at
  January 1, 1991          9,821,329   $ 9,821   $ 51,760     $  5,593   $189,434  ($  2,881)

Purchase of treasury stock    -           -          -            -          -     (  10,875)
Net income                    -           -          -            -        11,090       -
Common stock dividends        -           -          -            -     (   2,764)      -
Foreign currency
  translation adjustments     -           -          -       (   2,384)      -          -
Decrease due to issuance
  of stock warrants by an
  investee company            -           -     (      37)        -          -          -

Balance at
   December 31, 1991      9,821,329      9,821     51,723        3,209    197,760  (  13,756)

Purchase of treasury stock   -            -          -            -          -     (     104)
Net income                   -            -          -            -         1,102       -
Common stock dividends       -            -          -            -     (   2,254)      -
Foreign currency
  translation adjustments    -            -          -       (     301)      -          -

Balance at
  December 31, 1992       9,821,329      9,821     51,723        2,908    196,608  (  13,860)

Net loss                     -            -          -            -     (   1,540)      -
Common stock dividends       -            -          -            -     (   2,254)      -
Foreign currency
  translation adjustments    -            -          -             972       -          -
Purchase of stock warrants
  by an investee company     -            -     (    612)         -          -          -
Balance at
  December 31, 1993       9,821,329    $ 9,821   $51,111      $  3,880   $192,814   ($ 13,860)
See Notes to the Consolidated Financial Statements.

                           KATY INDUSTRIES, INC.
                                      AND SUBSIDIARIES
                            STATEMENTS OF CONSOLIDATED CASH FLOWS
                        YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991

                                                    1993       1992       1991
                                                     (Thousands of Dollars)
Cash flows from operating activities:
  Net (loss) income...........................   ($  1,540)  $  1,102   $ 11,090
  Depreciation and amortization...............       5,716      5,709      8,747
  Provision for doubtful accounts and notes...       1,511      4,609      6,440
  Loss (gain) on sale of assets...............   (  16,382)        73  (   8,895)
  Equity in income of unconsolidated
    subsidiaries..............................   (   3,715) (   3,297) (   2,403)
  Extraordinary gains.........................        -          -     (   3,722)
  Change in accounting principle..............       1,418       -           -
  Loss from discontinued operations...........       5,618       -           -
  Changes in assets and liabilities,
    net of sale of subsidiaries:
    Receivables...............................       1,257     13,241  (   1,854)
    Inventories...............................       3,725      3,286      3,384
    Other current assets......................         222        768      2,631
    Accounts payable and accrued liabilities..   (   2,985) (   1,968) (   7,355)
    Deferred income taxes.....................       1,604      2,712      1,047
    Other, net................................       1,708  (   3,845) (   1,479)
      Net cash flows from operating activities   (   1,843)    22,390      7,631
Cash flows from investing activities:
  Proceeds from sale of assets................      38,891        338     35,453
  Collections of notes receivable.............         535      4,861      3,976
  Time deposits and marketable securities
    activity, net.............................      62,630  (     998) (  11,372)
  Investments in and advances from (to)
    unconsolidated subsidiaries...............         200  (   1,210) (     702)
  Advances to affiliates......................        -     (   5,662)       -
  Other investments...........................        -     (   1,804) (   4,455)
  Capital expenditures........................   (   4,278) (   5,504) (  10,210)
  Other, net..................................        -           303  (   1,200)
    Net cash flows from investing activities..      97,978  (   9,676)    11,490
Cash flows from financing activities:
  Proceeds from issuance of long-term debt....         165        179      2,027
  Notes payable activity, net.................       2,009  (   2,864)     6,948
  Principal payments on long-term debt........   (   1,428) (   1,422) (   2,320)
  Payments of dividends.......................   (   2,255) (   2,257) (   2,764)
  Purchase of treasury stock..................        -     (     104) (  10,875)
    Net cash flows from financing activities..   (   1,509) (   6,468) (   6,984)
Effect of exchange rate changes on cash.......         862        267  (     264)
Net increase in cash and cash
  equivalents.................................      95,488      6,513     11,873
Cash and cash equivalents at beginning of year      34,801     28,288     16,415

Cash and cash equivalents at end of year......    $130,289   $ 34,801   $ 28,288
Cash paid during the year for:
  Interest....................................    $  1,759   $  1,957   $  1,739
  Income taxes................................    $  5,719   $  4,413   $  5,079

See Notes to Consolidated Financial Statements.

                                 KATY INDUSTRIES, INC.
                                   AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991

Note
1.  SIGNIFICANT ACCOUNTING POLICIES:

    Consolidation Policy - The financial statements include, on a consolidated basis, the accounts of Katy Industries, Inc. and subsidiaries
(Katy) in which it has a greater than 50% interest. The financial statements of Schon & Cie, AG and its subsidiaries included in Katy's consolidated financial statements are as of October 31, 1993 and 1992 and for each of the three years in the period ended October 31, 1993. The financial statements of these subsidiaries are as of a different date because of the time required to prepare and translate such financial statements under United States generally accepted accounting principles. Subsequent to October 31, 1993, Schon & Cie, AG realized $1,500,000 on receivables, owed by customers in the former Soviet Union, previously written off.

    As part of the continuous evaluation of its operations in recent years, Katy has disposed of a number of its operating units. Those which affected the consolidated financial statements for each of the three years in the period ended December 31, 1993 are described in Note 2.

    There are no restrictions on the payment of dividends by consolidated subsidiaries to Katy. Katy's consolidated retained earnings as of December 31, 1993 include $25,381,000 of undistributed earnings of 50% or less owned investments accounted for by the equity method. No dividends have been paid by any of these unconsolidated subsidiaries to Katy.

    All intercompany accounts, profits and transactions have been eliminated in consolidation.

    Cash and Cash Equivalents - Cash equivalents consist of highly liquid investments with original maturities of three months or less and total $125,957,000 and $28,255,000 as of December 31, 1993 and 1992,
respectively, which approximates their fair value.

    Time Deposits and Marketable Securities - Time deposits and marketable securities are stated at cost; the fair values are based on quoted market prices.

    Notes and Other Receivables - The fair values of notes and other receivables approximated their carrying values.

   Inventories - Inventories are stated at the lower of cost, determined by the first-in, first-out method, or market. The components of inventories are:

                                                       December 31
                                                    1993        1992
                                                 (Thousands of Dollars)
     Raw materials.............................   $ 13,710    $ 15,535
     Work in process...........................      9,582      12,405
     Finished goods............................     17,433      22,044

                                                  $ 40,725    $ 49,984

Note
1.   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

     Properties - Properties are stated at cost and depreciated over their estimated useful lives - buildings (10-40 years) generally using the straight-line method; machinery and equipment (3-20 years) and leased machines (lease period) using straight-line, accelerated or composite methods; and leasehold improvements using the straight-line method over the lease period.

     Accrued Expenses - The components of accrued expenses are:

                                          December 31,
                                          1993     1992
                                      (Thousands of Dollars)
     Accrued insurance                  $ 7,889  $ 3,803
     Accrued EPA costs                    7,444      480
     Other accrued expenses               6,175   10,613
                                        $21,508  $14,896

     Fair Value of Financial Instruments   Where the fair values of Katy's
financial instrument assets and liabilities differ from their carrying value or Katy is unable to establish the fair value without incurring excessive costs, appropriate disclosures have been given in the Notes to Consolidated Financial Statements. All other financial instrument assets and liabilities not specifically addressed are believed to be carried at their fair value in the accompanying Consolidated Balance Sheets.

     Earnings Per Share Earnings per share are based on the weighted average number of shares of common stock outstanding during the year (9,017,387 in 1993, 9,018,758 in 1992 and 9,381,383 in 1991).

     New Accounting Pronouncements - Statement of Financial Accounting standards ("SFAS") No. 112 "Employers Accounting for Postemployment Benefits" becomes effective for the Company in 1994. Effective January 1, 1994, the Company will adopt this standard, which establishes accounting standards for employers who provide benefits to former or inactive employees after employment but before retirement. The Company believes that adoption of this statement will not have a material effect on the Company's financial statements.

Katy will adopt SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities" effective January 1, 1994. SFAS No. 115 requires, among other things, that securities which are available for sale be classified as such and stated at their fair value with the unrealized holding gain or loss accounted for as a separate component of stockholders' equity. Adoption of SFAS No. 115 will result in the reclassification of marketable securities with a cost of $15,795,000 to securities available-for-sale; such securities will be revalued to their fair value on January 1, 1994 of $31,223,000 and the unrealized holding gain of $9,257,000, net of related taxes, will be accounted for as a separate component of equity.

     Reclassifications
     Certain amounts from prior years have been reclassified to conform with the 1993 financial statement presentation.
Note
2.   DISCONTINUED OPERATIONS AND OTHER DISPOSITIONS:

    Dispositions
    In November, 1993 the Company sold its pump manufacturing group for net proceeds of $9,937,000 resulting in a nominal gain. Sales of this group were $19,031,000, $23,219,000 and $25,575,000 and operating income
(loss) was ($2,055,000), ($424,000) and $825,000 in 1993, 1992 and 1991,
respectively.

    In June, 1991 Katy commenced the discontinuance of operations of its low power television station and recorded a charge of $600,000 for closing costs. During the third quarter of 1991 Katy sold the net operating assets of Fulton Iron Works Company for book value, approximately
$600,000.

    Discontinued Operations
    In 1993 Katy provided $5,618,000, net of income tax benefits of $3,064,000, for additional environmental cleanup costs at plant sites of units discontinued in prior years and to record the loss on disposal of assets of a unit discontinued in a prior year.

Note

3.  ACQUISITIONS:

    In February, 1991 Katy purchased for $1,900,000 in cash the net assets of the Rail and Transport Products Division of Aeroquip Corporation, a manufacturer of locomotive control, monitoring and recording systems. In August, 1991, Katy purchased substantially all the net operating assets of the paint and stain business of Sinecure Financial Corp. (formerly Duckback Industries, Inc.), for $1,230,000. The purchase agreement provides for additional cash payments contingent upon the attainment of certain future earnings levels. During 1993, Katy provided $1,723,000 for such additional cash payments and recorded this amount as goodwill, included with "Other Assets - Miscellaneous" in the Consolidated Balance Sheets. This goodwill is being amortized over 15 years. For the 1993 Consolidated Statement of Cash Flows, this represents a non-cash investing transaction.

    Each of these acquisitions has been accounted for by the purchase method of accounting and the operating results of the businesses acquired have been included in the results of operations from the dates of acquisition.
Note
4.  INVESTMENTS, AT EQUITY, AND ADVANCES TO UNCONSOLIDATED SUBSIDIARIES:

    Katy's investments in and advances to unconsolidated subsidiaries comprise the following:

    December 31, 1993                 Investments    Advances     Total
                                            (Thousands of Dollars)

    Syratech Corporation                $32,977      $  -        $32,977
    Bee Gee Holding Company, Inc.         6,281         -          6,281
    C.E.G.F. (USA)                        2,060        4,198       6,258

                                        $41,318      $ 4,198     $45,516


    December 31, 1992                 Investments    Advances     Total
                                            (Thousands of Dollars)

    Syratech Corporation                $26,735      $   -       $26,735
    Bee Gee Holding Company, Inc.         7,297          -         7,297
    C.E.G.F. (USA)                        1,949        4,398       6,347

                                        $35,981      $ 4,398     $40,379

Syratech Corporation ("Syratech")

    At December 31, 1993, Katy owns 3,070,251 shares of common stock, a 26.4% interest (25.7%) on a fully diluted basis), of Syratech, which is engaged in the manufacture, importation and sale of tabletop and giftware products and the manufacture and sale of casual furniture and accessories. Katy acquired this investment between 1986 and 1992 through the sale of a subsidiary, conversion of notes receivable, cash purchases and Syratech's repurchase of its own stock from other investors. Katy accounts for this investment on a three month lag basis.

Note
4. INVESTMENTS, AT EQUITY, AND ADVANCES TO UNCONSOLIDATED SUBSIDIARIES (CONTINUED):

    In November, 1992, Syratech completed an initial public offering at $16.50 a share, the effect of which diluted Katy's ownership percentage, and resulted in a credit of $835,000, net of income taxes of $534,000, to Katy's Statement of Consolidated Operations in 1993 on a fully diluted basis, for Katy's share of Syratech's increased Shareholder Equity accounts. In addition, at the time of the initial public offering, Syratech adopted a shareholder rights plan. Katy's shares are not registered and if sold to a single purchaser would cause the shareholder rights plan to become effective. At December 31, 1993, the market value of Katy's investment in Syratech's stock was $57,567,000, based upon the closing market price, however, considering the shareholder rights plan and the large block of stock owned by Katy, there is no assurance that Katy could sell its stock for this value.

    In 1992, subordinated notes, which were purchased for $3,000,000 in 1990, were converted, attached warrants were exercised and Katy received 509,251 shares of common stock, thereby further increasing Katy's investment.

    In 1991, Katy's share of Syratech's extraordinary gain resulting from insurance settlements was $3,372,000, net of deferred income taxes of $351,000.

Bee Gee Holding Company, Inc. ("Bee Gee")

    Katy owns 30,000 shares of common stock, a 37-1/2% interest, of Bee Gee, which consists of several subsidiaries engaged in the business of harvesting shrimp off the coast of South America and processing shrimp and other seafoods for domestic and foreign markets.

C.E.G.F. (USA)

    At December 31, 1993, Katy owns 1,440 shares of common stock, a 45% interest, of C.E.G.F. (USA), a cold storage business. Of this amount, Katy purchased 640 shares in 1992 for cash of $1,100,000 from Bee Gee (see above). Katy's equity in Bee Gee's operating results has been adjusted to eliminate Bee Gee's gain on this transaction. In addition, Katy has loaned C.E.G.F. (USA) $4,198,000 at prime plus 3/4%. The maturity date of the loan is January 1, 1995. (See also Note 15).

Goodwill

    Goodwill related to all of these investments is being amortized over ten years.
Note
4. INVESTMENTS, AT EQUITY, AND ADVANCES TO UNCONSOLIDATED SUBSIDIARIES (CONTINUED):

    The condensed financial information which follows reflects Katy's proportionate share in the financial position and results of operations of its unconsolidated subsidiaries:

                                           1993         1992
                                        (Thousands of Dollars)

     Current assets                    $ 35,356      $ 36,926
     Current liabilities              (  13,864)    (  21,313)

        Working capital                  21,492        15,613

     Properties, net                     29,283        34,684
     Other assets                           913         1,107
     Long-term debt                   (   8,979)    (  15,189)
     Other liabilities                (   5,234)    (   3,469)

        Stockholders' equity             37,475        32,746

     Unamortized excess of cost over
      net assets acquired                 3,843         3,235

     Investments, at equity, in
      unconsolidated subsidiaries      $ 41,318      $ 35,981

                                         1993          1992      1991
                                           (Thousands of Dollars)

     Sales                             $ 91,208      $ 90,451  $ 83,563
     Costs and expenses               (  85,454)    (  85,515)(  80,129)

        Net income, as reported           5,754         4,934     3,434
     Amortization and depreciation
       of excess of cost over
       net assets acquired            (     774)    (     667)(     649)

     Provision for income taxes       (   2,100)    (     970)(     382)

                                          2,880         3,297     2,403
        Extraordinary gains               -              -        3,372

        Equity in net income of
          unconsolidated subsidiaries  $  2,880     $  3,297   $  5,775
Note
5.  INVESTMENTS, AT COST:

    Katy's investments which are accounted for using the cost method are as follows:

                                         1993          1992
                                       (Thousands of Dollars)

    Oil exploration joint venture      $ 6,279       $  6,279
    Other                                  425          1,199

                                       $ 6,704       $  7,478

    Katy has a 15% interest in a joint venture which holds exclusive exploratory and production rights in a specified on-shore area of Indonesia under a production sharing contract with Pertamina, the Indonesian government oil and gas enterprise. A 60% interest is held by a major American oil company, and 25% is held by a Japanese concern.

    The original six year exploration contract expired in February, 1991 and two-two-year extensions have been granted by the Indonesian government. Katy's joint venture partners have been actively investigating the economic potential of the area and have had ongoing negotiations for a plan of development for the 1982 exploratory well which tested favorably. Subsequently, six additional exploratory wells have been unsuccessful.

    It is impracticable to estimate the fair value of the Company's investments, at cost, because of the lack of quoted market prices and the inability to establish the fair value without incurring excessive costs.

Note
6.  INDEBTEDNESS:

Notes Payable

    Notes payable at December 31, 1993 and 1992 comprise short-term borrowings by Katy's foreign subsidiaries under lines of credit for up to $11,903,000, of which $10,163,000 was being used at year-end. The maximum short-term borrowings outstanding at any month-end were $11,127,000 in 1993, $15,303,000 in 1992 and $10,198,000 in 1991. Interest rates on such short-term borrowings averaged 5.4% at December 31, 1993, 5.0% at December 31, 1992 and 9.0% at December 31, 1991. The approximate aggregate short-term borrowings outstanding were $9,620,000 in 1993, $9,369,000 in 1992
and $6,646,000 in 1991.   Interest rates on short-term borrowings from
banks averaged approximately 5.4%, 5.0% and 9.0% during 1993, 1992 and 1991. Substantially all short-term borrowings were in Germany.

Credit Agreement

    In December, 1991, Katy entered into a credit agreement with three banks providing for a revolving credit facility not to exceed $15,000,000. Interest on the revolving credit facility is, at Katy's option, either the agent bank's prime interest rate, 6% at December 31, 1993, or 1-1/4% above the agent bank's certificate of deposit interest rate, 3.18% at December 31, 1993. This agreement expires December 31, 1994.

    The agreement requires Katy to maintain certain financial covenants and also imposes limitations on the acquisition and disposition of assets, future borrowings, guarantees, letters of credit, mergers and the purchase, redemption or retirement of Katy stock. Pursuant to such agreement, approximately $11,850,000 of retained earnings at December 31, 1993 was available for payment of dividends on common stock, subject to a $5,000,000 per year limitation. Katy had no indebtedness outstanding under this agreement at December 31, 1993. This facility is used for letters of credit, $4,912,700 of which were outstanding at December 31, 1993.

Long Term Debt

     Long-term debt at December 31 includes:
                                                             1993        1992
                                                          (Thousands of Dollars)
Notes payable - foreign banks, with interest at
  5-10.15%, due through 1999.............................  $  4,159    $  5,130
Real estate and chattel mortgages, with interest
  at various rates, due through 2008....................        769         875
Other notes payable.....................................      2,352       2,777
                                                              7,280       8,782
    Less current maturities.............................  (   2,991)  (   2,840)

                                                           $  4,289    $  5,942

    Aggregate maturities of long-term debt during the five years ending December 31, 1998 are as follows:
                     (Thousands of Dollars)
                        1994 - $2,991
                        1995 -    918
                        1996 -    456
                        1997 -    326
                        1998 -    205
                 Later years -  2,384

                      Total    $7,280
Other

    As of December 31, 1993, Katy is contingently liable for $8,000,000 of 8-1/8% Industrial Development Bonds issued by Bee Gee.

    The carrying amounts of the Company's long and short-term debt agreements approximate their fair market values.

Note
7.  RETIREMENT BENEFIT PLANS:

    Several domestic and foreign subsidiaries have pension plans covering substantially all of their employees. These plans are noncontributory, defined benefit pension plans. The benefits to be paid under these plans are generally based on employees' retirement. The companies' funding policies, subject to the minimum funding requirements of the applicable U.S. or foreign employee benefit and tax laws, are to contribute such amounts as are determined on an actuarial basis to provide the plans with assets sufficient to meet the benefit obligations. Plan assets consist primarily of fixed income investments, corporate equities and government securities, except for the German pension plan which is funded by a note receivable from the German subsidiary.

    Net pension expense includes the following components:


                                         1993       1992       1991
                                           (Thousands of Dollars)

    Service cost                        $   173    $  406     $  393
    Interest cost                           482       809        745
    Actual return on plan assets       (    377)  ( 1,143)   (   864)
    Net amortization and deferral           103       437        170

    Net pension expense                 $   381    $  509     $  444


    Major assumptions used to determine pension obligations:

    Discount rates for
      obligations                       6-8.5%    7.25-9.5%  7.75-10.5%

    Discount rates for expenses         6-8.5%    7.25-9.5%  7.75-10.5%
    Expected long-term
      rates of return                   6-8.5%       8-9.5%     8-10.5%
    Assumed rates of compensation
      increases                           2-5%         3-8%        3-9%

    U.S. plans have been valued using a discount rate of 6%. Foreign plans have been valued using discount rates ranging from 7.0 - 8.5% which approximate rates for obligations of similar duration in those countries to which the plans apply.
Note
7.   RETIREMENT BENEFIT PLANS (CONTINUED):

     Pension Plans (Continued):

     The funded status of all plans at December 31 follows:
                                            1993                        1992
                                    Assets      Accumulated     Assets      Accumulated
                                    Exceed        Benefit       Exceed        Benefit
                                  Accumulated   Obligations   Accumulated   Obligations
                                    Benefit       Exceed        Benefit       Exceed
                                 Obligations     Assets       Obligations      Assets

                                               (Thousands of Dollars)
Vested benefits                  ($ 2,130)     ($ 4,011)      ($ 4,797)     ($ 3,750)
Nonvested benefits               (     46)     (    100)      (    215)     (     96)

Accumulated benefit obligation   (  2,176)     (  4,111)      (  5,012)     (  3,846)
Effect of future compensation
 increases                       (     15)     (    172)      (    550)     (    380)

Projected benefit obligation     (  2,191)     (  4,283)      (  5,562)     (  4,226)
Plan assets at fair value           2,927         1,726          7,531         1,952

Projected benefit obligation
 less than (in excess of)
 plan assets                          736      (  2,557)         1,969      (  2,274)
Unrecognized net loss (gain)          276      (    265)         1,250      (    604)
Unrecognized net transition
 obligation (asset)              (    746)        1,409       (  2,629)        1,683
Additional minimum liability         -         (    994)          -         (    708)

   Prepaid (accrued) pension
    cost                          $   266      ($ 2,407)       $   590      ($ 1,903)

    In addition to the plans described above, in late 1993 the Company's Board of Directors approved retirement compensation programs for certain officers and employees of the Company. The Board approved a total of $3,500,000 to fund such plans. This amount represents the best estimate of the obligation which vested immediately upon Board approval and is to be paid for services rendered to date. This amount is included in selling, general and administrative expenses in the accompanying Statement of Consolidated Operations.

Note
7.  RETIREMENT BENEFIT PLANS (CONTINUED):

    Postretirement Benefits Other than Pensions

    Katy provides certain health care and life insurance benefits for some of its retired employees. Effective January 1, 1993, Katy adopted SFAS No. 106 "Employer's Accounting for Postretirement Benefits Other Than Pensions" which requires Katy to accrue the estimated cost of retiree benefit payments for health and life insurance benefits during the years the employee provides services. Katy previously expensed the cost of these benefits, which are principally for health care, as claims were incurred. Katy has elected to recognize the cumulative effect of this obligation on the immediate recognition basis. The cumulative effect as of January 1, 1993 of adopting SFAS No. 106 was an increase in accrued postretirement benefit costs of $2,343,000 and a decrease in net earnings for the year ended December 31, 1993 of $1,418,000 ($.15 per share), net of income tax benefits of $925,000. This charge is being reported in the Statement of Consolidated Operations under the caption "Cumulative effect of change in accounting principle". The Company's postretirement benefit plans currently are not funded. Adoption of SFAS No. 106 did not have a material impact on income from continuing operations in 1993.

    The accumulated postretirement benefit obligation at December 31, 1993 is as follows:

                                              (Thousands of Dollars)
         Retirees                                     $2,625
         Fully eligible active plan participants         204
         Other active plan participants                  355
         Unrecognized net gain                           408
                                                      $3,592

    Net postretirement benefit cost for 1993 includes the following:

                                              (Thousands of Dollars)
         Service cost - benefits earned
           during the year                            $  103
         Interest cost on accumulated
           postretirement benefit obligation             233
                             Total cost               $  336

    The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation as of December 31, 1993 was 11% for 1994 decreasing linearly each successive year until it reaches 4.5% in 2001, after which it remains constant. A one-percentage-point increase in the assumed health care cost trend rate for each year would increase the accumulated postretirement benefit obligation as of December 31, 1993 and net postretirement health care cost by approximately 11.3%. The assumed discount rates used in determining the accumulated postretirement benefit obligation at January 1, and December 31, 1993 were
7.25 % and 6%, respectively, compounded annually.

Note
7.  RETIREMENT BENEFIT PLANS (CONTINUED):

    401(K) Plans

    The Company offers its employees the opportunity to participate in one of nine 401(K) plans administered by Katy or one of its subsidiaries. Participation by employees in any of the 401(K) plans is voluntary. The Company is not required to make contributions to these plans, however, historically, the Company, at its discretion, has made annual contributions of $350,000, $201,000 and $171,000 in 1993, 1992 and 1991,
respectively, which, on average, have approximated 10% of the employees' annual contributions.

Note
8.  WASTE-TO-ENERGY PLANT:

    A Katy limited partnership has a contract to operate a waste-to-energy facility in Savannah, Georgia through the year 2007. This facility is owned by a limited partnership, all the partners of which are Katy subsidiaries. The limited partnership is under contract with the Resource Recovery Development Authority of the City of Savannah (the City) to receive and dispose of the City of Savannah's solid waste through 2007. The contract provides for minimum levels of the limited partnership's disposal fee income to be used to retire the $50,700,000 of industrial revenue bonds issued by an Authority of the City to finance construction of the plant. In the event of nonperformance by the other parties to the contracts, Katy is exposed to an off-balance-sheet credit risk for the amount of the bonds, $50,700,000 at December 31, 1993, less $5,070,000, which is held in the debt service reserve fund for the payment of the debt service on the bonds, in the event of a deficiency in monies available for those purposes and possible insurance proceeds. Katy does not anticipate nonperformance by the other parties.

    In substance, the City desired a solid waste disposal and resource recovery facility, issued bonds to finance construction of the facility, and contracted Katy (inclusive of its subsidiaries and their partnership interests) to construct, operate and maintain the facility. In return for its services, Katy was intended to receive a reasonable profit and the facility upon the termination of the various agreements. Katy is obligated to perform under the various agreements and make the contractual equity contributions. Katy is therefore merely the operator of the facility and has not recorded the cost of the facility or the obligations related to its construction in its consolidated financial statements since a right of offset exists.

    Katy was contractually required to make monthly contributions to the trust fund totalling $9,200,000 and $8,991,000 through December 31, 1993 and 1992, respectively. In consideration for these contributions, the Waste-to-Energy facility will revert to Katy, subject to collateral agreements under the bond indentures, when the service agreement expires. Accordingly, Katy has included such amounts under the caption "Other Assets - Miscellaneous". Katy is not required to make any additional payments to the trust fund.


Note
8.  WASTE-TO-ENERGY PLANT: (CONTINUED)

    The Katy subsidiary has made capital expenditures to improve the operating efficiency of the facility. These expenditures have been accounted for as deferred expenses and are being amortized through 2007, the period during which Katy expects to realize the economic benefits associated with such expenditures. At December 31, 1993 and 1992, expenditures of $3,019,000 and $3,485,000, net of accumulated amortization of $4,618,000 and $4,152,000, respectively, are included in "Other Assets
- - Miscellaneous" in the Consolidated Balance Sheets.

    Katy also owns the "Seghers" technology to manufacture waste-to-energy facilities in North America. A $2,805,600 and $2,900,000 asset is included in "Other Assets - Miscellaneous" as of December 31, 1993 and 1992, respectively. In 1993 Katy commenced amortization of this asset through 2007. Accumulated amortization as of December 31, 1993 totaled $94,400.

Note
9.   INCOME TAXES:

     Effective January 1, 1993, the Company adopted the provisions of SFAS No. 109 "Accounting for Income Taxes". Accordingly, income taxes are accounted for under the liability method, which requires deferred tax assets and liabilities to be recognized based upon (a) the difference between the financial accounting and tax bases of assets and liabilities and (b) operating loss and tax credit carryforwards. Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rate expected to apply to taxable income in the periods in which the deferred tax asset or liability is expected to be settled or realized.

     The cumulative effect on prior years of adopting SFAS No. 109 was not material, nor was the effect on 1993 operations. In previous years income taxes were accounted for in accordance with SFAS No. 96.

     Separate provisions for income taxes are calculated for continuing operations, for all operations and for net income. The provision (benefit) allocated to discontinued operations, extraordinary gains and accounting changes represents the incremental effect on Katy's total income tax provision of income (loss) as a result of each such item. Federal current and deferred income tax provisions for 1993, 1992 and 1991 have been reduced due to the recognition of net operating loss and tax credit carryforwards.

     The domestic and foreign components of income (loss) before income taxes, exclusive of equity in income of unconsolidated subsidiaries, are:

                                                   1993      1992      1991
 Domestic:                                          (Thousands of  Dollars)
  Continuing operations......................     $ 9,723    $ 8,201  $ 9,385
  Discontinued operations....................    (  8,682)      -         -
  Extraordinary gains........................        -          -       3,723
  Change in accounting principle.............    (  2,343)      -         -
    Total domestic...........................    (  1,302)     8,201   13,108
Foreign:
  Continuing operations......................       6,003)  (  7,113)(  3,469)
    Total worldwide..........................    ($ 7,305)  ($ 1,088) $ 9,639

Note
9.   INCOME TAXES (CONTINUED):
     The components of the total provision (benefit) for income taxes are:

                                                   1993      1992      1991
                                                    (Thousands of Dollars)
Continuing operations:
  Current:
    Federal..................................    $ 1,980   $   261   $   532
    State....................................      1,020       598     1,214
    Foreign..................................   (     31)      682  (  1,810)
      Total..................................      2,969     1,541  (     64)
  Deferred:
    Federal..................................      1,770     2,726     1,015
    State....................................   (    197) (     14)       32
    Foreign..................................         31      -         -
      Total..................................      1,604     2,712     1,047
         Total continuing operations.........      4,573     4,253       983

Discontinued operations:
    Federal..................................   (  2,842)     -         -
    State....................................   (    222)     -         -
      Total..................................       (  3,064)    -      -

Extraordinary gain...........................       -         -          351
Change in accounting principle...............   (    925)     -         -
     Total                                       $   584   $ 4,253   $ 1,334

     The total income tax provision differed from the amount computed by applying the statutory federal income tax rate to pretax income from continuing operations. The computed amount and the differences for the years ended December 31, 1993, 1992 and 1991 were as follows:

                                                   1993      1992      1991
                                                    (Thousands of Dollars)
Provision for income taxes at statutory rate..   $ 1,265   $   364   $ 2,011
State income taxes, net of federal benefit....       630       404       822
Foreign tax rate differential.................       178  (    239) (    631)
Foreign losses for which no tax benefit is
 available....................................     3,181     4,570      -
Repatriation of foreign earnings..............      -          -         375
Undistributed earnings of equity investees....     2,634     1,206       662
Alternative minimum tax.......................     1,289       -         355
Benefit of net operating loss carryforwards...  (  4,091)      -    (    173)
Benefit of tax credit carryforwards...........  (    764) (  1,865) (  2,447)
Other, net....................................       251  (    187)        9

  Provision for income taxes from
    continuing operations.....................   $ 4,573   $ 4,253   $   983

Note
9.   INCOME TAXES (CONTINUED):

     The tax effects of significant items comprising the Company's net deferred tax liability as of December 31, 1993 are as follows:

     Deferred tax liabilities:                    (Thousands of Dollars)
          Difference between book and tax
            basis of property                          $ 3,741
          Waste-to-energy facility                      14,334
          Undistributed earnings of equity
            investees                                    9,562

                                                        27,637
     Deferred tax assets:
          Allowance for doubtful receivables               879
          Inventory costs                                2,999
          Accrued expenses and other items               9,893
          Operating loss carryforwards - domestic          486
          Operating loss carryforwards - foreign         4,270
          Tax credit carryforwards                       4,444
                                                        22,971
          Less valuation allowance                    (  4,384)

                                                        18,587
              Net deferred tax liability               $ 9,050

     The valuation allowance primarily relates to foreign net operating loss carryforwards that may not be realized due to continued losses from foreign operations. The valuation allowance increased $4,270,000 during the year ended December 31, 1993, due to losses at the Company's foreign operations. The foreign net operating loss carryforwards have no expiration date.

     At December 31, 1993 investment tax credit carryforwards of $2,820,000 (with expiration dates ranging from 1994 to 2003), alternative minimum tax carryforwards of $1,504,000 (with no expiration date), and general business credits of $120,000 are available.

     Deferred tax liabilities have not been recognized for all undistributed earnings of equity investees as the temporary differences resulting from the undistributed earnings are not expected to be realized within the foreseeable future. The undistributed earnings would become taxable upon the sale or liquidation of the equity investee or upon transfer to Katy as dividends. The tax effect of the distribution is dependent upon the nature of the distribution, but the cumulative maximum amount of such taxes would be approximately $11,500,000.

Note
10.  LEASE OBLIGATIONS:

     Katy has entered into non-cancellable operating leases for manufacturing and data processing equipment and real property with lease terms of up to 5 years. Katy is generally obligated for the cost of property taxes, insurance and maintenance. Future minimum lease payments as of December 31, 1993 are as follows:

                                           (Thousands of Dollars)
     1994.........................................$1,318
     1995.........................................      939
     1996.........................................      677
     1997.........................................      561
     1998.........................................      431
     Later years..................................   360

       Total minimum payments.....................$4,286


     Rental expense for 1993, 1992 and 1991 for operating leases was $2,005,000, $2,093,000 and $2,212,000, respectively.

Note
11. INDUSTRY SEGMENTS AND GEOGRAPHIC INFORMATION:

    Katy operates principally in three industry segments: Industrial Machinery, Industrial Components and Consumer Products. During 1993, the Company's electrical component distribution company was reclassified from the Industrial Components segment to the Consumer Products segment to reflect the reassessment of the principal market for that Company's Product. Financial data for 1992 and 1991 have been restated accordingly.

    Industrial Machinery - includes companies involved in the manufacture and sale of production machinery for the shoe-making, die-cutting, food packaging, food processing and woodworking industries, the manufacture of production presses used in various industries and the operation of a waste-to-energy facility.

    Industrial Components - includes companies involved in the manufacture and sale of components such as pumps for the chemical processing industry, which business was sold in the fourth quarter of 1993, specialty metals and testing and measuring instruments for the electrical and electronic markets, and the refitting of machinery for the oil, gas and petrochemical industries.

    Consumer Products - includes companies involved in the manufacture and sale of sanitary maintenance supplies, air filters, paints, stains and the packaging and sale of electronic components.

Note
11.  INDUSTRY SEGMENTS AND GEOGRAPHIC INFORMATION (CONTINUED):

    Operating income by industry segment and geographical area is before income taxes and equity in earnings of unconsolidated subsidiaries. The following income and expense items are also not specifically identified with any of the reporting industry segments: interest income, interest expense, minority stockholders share of income/loss, general corporate expenses and other income/expense, net. Corporate assets include the substantial majority of Katy's cash and cash equivalents, time deposits and marketable securities, notes receivable and investments.

    Export sales of products, primarily to Central and South America, Western Europe, the Middle East and the Far East, were $15,494,000, $18,000,000, and $14,596,000 in 1993, 1992 and 1991, respectively.

    Operating results by industry segment for 1993, 1992 and 1991 follow:
                                 1993               1992               1991
                           Net    Operating    Net   Operating    Net   Operating
                           Sales   Income     Sales   Income     Sales   Income
                                         (Thousands of Dollars)
Industry segments:
 Industrial Machinery.. $ 61,363 ($  4,912) $ 67,383 ($ 3,412) $ 77,317  ($ 3,437)
 Industrial Components.   50,853 (     600)   57,801    3,828    58,824     4,617
 Consumer Products.....   56,507     2,808    51,893    4,453    45,353     4,896

                        $168,723 (   2,704) $177,077    4,869  $181,494     6,076

Interest income........              5,220              8,237               8,776
Interest expense.......          (   1,780)         (  1,972)           (  1,733)
Corporate expenses, net          (  14,470)         (  7,552)           (  9,647)
Other income
 (expense), net........             15,993           (  4,999)             1,974

  Income (loss) from continuing
   consolidated operations
   before income taxes and
   minority interest              $  2,259           ($ 1,417)            $ 5,446

     Other information by industry segment follows:
                                                    Depreciation
                                                        and         Capital
                                           Assets   Amortization  Expenditures
                                                 (Thousands of Dollars)
At December 31, 1993
Industry Segments:
  Industrial Machinery..................  $ 67,500     $  2,665     $  1,685
  Industrial Components.................    24,681        1,591          848
  Consumer Products.....................    33,797        1,218        1,678

       Total............................   125,978        5,474        4,211
  Corporate.............................   204,247          242           67

       Consolidated.....................  $330,225     $  5,716     $  4,278

At December 31, 1992
Industry Segments:
  Industrial Machinery..................  $ 76,437     $  2,725     $  1,705
  Industrial Components.................    40,720        1,846        1,699
  Consumer Products.....................    32,201          990        1,835

       Total............................   149,358        5,561        5,239
  Corporate.............................  165,303          148          265

       Consolidated.....................  $314,661     $  5,709     $  5,504

At December 31, 1991
Industry Segments:
  Industrial Machinery..................  $ 94,579     $  6,281     $  7,487
  Industrial Components.................    43,116        1,594        1,411
  Consumer Products.....................    30,353          725        1,275

       Total............................   168,048        8,600       10,173
  Corporate.............................  151,926          147           37

       Consolidated.....................  $319,974     $  8,747     $ 10,210

Note
11.  INDUSTRY SEGMENTS AND GEOGRAPHIC INFORMATION (CONTINUED):

     Katy operates businesses both in the United States and foreign countries. The operations for 1993, 1992 and 1991 of businesses within major geographic areas are summarized as follows:

                         United      Western
                         States      Europe      Other    Consolidated
                                           (Thousands of Dollars)
                                              1993

Sales to unaffiliated
  customers................. $127,157 $ 34,062    $  7,504    $168,723

Operating income (loss).....$  2,557 ($  5,067)  ($    194)  ($  2,704)

Identifiable assets.........$ 96,078  $ 24,557    $  5,343    $125,978



                                              1992


Sales to unaffiliated
  customers.................$125,426 $ 41,722    $  9,929    $177,077

Operating income (loss).....$ 10,476 ($  6,522)  $    915     $  4,869

Identifiable assets.........$104,838  $ 39,290    $  5,230    $149,358

                                               1991


Sales to unaffiliated
  customers.................$113,678 $ 59,330    $  8,486    $181,494

Operating income............$  4,757 $  1,295    $     24     $  6,076

Identifiable assets.........$109,779  $ 53,357    $  4,912    $168,048

     Net sales for each geographic area include sales of products produced in that area and sold to unaffiliated customers, as reported in the Statements of Consolidated Operations.

Note
12.  CONTINGENT LIABILITIES

    The Company and certain of its current and former direct and indirect corporate predecessors, subsidiaries and divisions have been identified by the U.S. Environmental Protection Agency and certain state environmental agencies and private parties as potentially responsible parties ("PRP's") at a number of hazardous waste disposal sites under the Comprehensive Environmental Response, Compensation and Liability Act ("Superfund") and equivalent state laws and, as such, may be liable for the cost of cleanup and other remedial activities at these sites. Responsibility for cleanup and other remedial activities at a Superfund site is typically shared among PRPs based on an allocation formula. The means of determining allocation among PRPs is generally set forth in a written agreement entered into by the PRPs at a particular site. An allocation share assigned to a PRP is often based on the PRP's volumetric contribution of waste to a site. The Company is also involved in remedial response and voluntary environmental clean-up at a number of other sites which are not currently the subject of any legal proceedings under Superfund, including certain of its current and formerly owned manufacturing facilities. Based on its estimate of allocation of liability among PRPs, the probability that other PRPs, many of whom are large, solvent, public companies, will fully pay the costs apportioned to them, currently available information concerning the scope of contamination, estimated remediation costs, estimated legal fees and other factors, the Company has made provisions for indicated environmental liabilities in the aggregate amount of approximately $7,500,000 in addition to $1,000,000 accrued and paid in 1993. The Company expects this amount to be expended over the next one to four years.

    The most significant environmental matters in which the Company is involved are as follows:

    1. The United States had alleged violations of RCRA based upon the alleged status of sludge drying beds of W. J. Smith Wood Preserving Company, a Katy subsidiary ("W. J. Smith"), as a hazardous waste management unit. Since 1990, the Company has spent in excess of $3,500,000 in undertaking cleanup and compliance activities in connection with this matter and has established a reserve, in excess of $4,000,000, for future such activities. The Company is currently negotiating with the United States Environmental Protection Agency (USEPA) concerning additional actions to mitigate off-site releases. If the Company's proposal is approved, the Company believes that the amount reserved will be adequate. However, total cleanup and compliance costs cannot be determined until such approval is received.

    2. A claim was asserted by Balteau Standard, Inc. ("Balteau") against Katy concerning PCB contamination at the Medford, Oregon facility of the former Standard Transformer division of American Gage. Balteau has demanded that Katy accept financial responsibility for investigation and clean-up costs incurred as a result of the PCB contamination. Balteau has notified the State of Oregon that it intends to perform a voluntary cleanup, cost estimates for which currently range between $2,000,000 and $6,000,000.

Note
12.  CONTINGENT LIABILITIES (CONTINUED)

         The Oregon Department of Environmental Quality has recently requested that additional investigative activities be performed to support future remedial activities. Katy and Balteau have agreed to share the costs associated with this additional work. Katy has established reserves in connection with this matter.

    3. The Missouri Pacific Railroad Company ("Missouri Pacific") filed a complaint alleging that Katy, through its subsidiary, W. J. Smith, is liable for past and future cleanup costs associated with a parcel of real estate in Denison, Texas which is owned by Missouri Pacific (the "Parcel"). Investigations, completed in or about 1991, disclosed creosote contamination, the cost of cleanup of which, if required, could be substantial. On October 29, 1993, Katy filed its Answer, Affirmative and Other Defenses, and Counterclaims against the plaintiff in this action, denying liability for past and future cleanup costs associated with the Parcel and alleging six counterclaims that seek (i) a declaration that the plaintiff is liable for costs associated with the Parcel and (ii) cost recovery and contribution associated with the Parcel and another parcel of real estate located in Denison, Texas owned by W. J. Smith. This case is now in the discovery phase. Katy's liability with respect to this case cannot be determined at this time.

    Although management believes that these actions in the aggregate are not likely to have a material adverse effect on Katy's consolidated financial position or results of operations, further costs could be significant and will be recorded as a charge to operations when such costs become probable and reasonably estimable.

    Katy also has a number of product liability and workers' compensation claims pending against it and its subsidiaries. With respect to the product liability and workers' compensation claims, Katy has provided for its share of expected losses beyond the applicable insurance coverage, including those incurred but not reported. Such accruals are developed using currently available claim information. The incurred but not reported component of the liability was developed using actuarial techniques.

Note
13. UNUSUAL ITEMS:

    During 1993 various charges were recorded in Katy's Statement of Consolidated Operations.

    A pre-tax charge of $4,000,000 was included in cost of sales to reflect adjustments to casualty insurance and product warranty claim liabilities to reflect information received in the fourth quarter related to certain claims and the bankruptcy of Katy's excess insurance carrier.

Note
13.  UNUSUAL ITEMS (CONTINUED)

    A pre-tax charge of $3,500,000 was included in selling, general and administrative expenses for retirement compensation programs for certain officers and employees of the Company.

    A pre-tax charge of $2,300,000 was included in cost of sales related to the IAQ2000 product line of Katy's Moldan unit. This charge reflects the decision to remove this product from the market and represents IAQ2000's operating loss for the year as well as the write-down of the net assets of this product line in the fourth quarter.

    Katy incurred legal and other related costs of approximately
$1,300,000, included in selling, general and administrative expenses, in 1993 associated with:

    1) A proposed merger agreement with Katy Holdings, Inc., a Delaware Corporation formed by members of the family of Wallace E. Carroll, pursuant to which certain members of the Carroll family would acquire all of the outstanding shares of Katy's common stock not already owned by them,

    2) Expenses to respond to a shareholder action lawsuit naming Katy and various directors of Katy as defendants as a result of the proposed merger agreement and

    3) Expenses related to a second merger agreement proposed by Pensler Capital and various partners.

    In January, 1993 Katy sold its 8% interest, (78,145 shares of common stock) in Compagnie des Entrepots et Gares Frigorifigues (CEGF), a French cold storage company, for cash proceeds of $10,953,000 resulting in a pre-tax gain of $6,081,000. Katy's investment in CEGF as of December 31, 1992, $4,872,000, had been classified in "Time deposits and marketable securities" in the Consolidated Balance Sheet.

    In the first quarter of 1993 Katy exchanged $24,526,000 of notes receivable from the Missouri Pacific Railroad Company into 774,166 shares of Union Pacific Corporation (UP) common stock at an exchange rate of $31.68 per share. In the third quarter of 1993 Katy sold 300,000 shares of UP stock for proceeds of $18,001,000, resulting in a pre-tax gain of $8,497,000.

    During 1992 Katy recorded charges of $2,100,000 to cover potential losses on notes receivable accepted for the sales of subsidiaries in prior years and recorded charges of $2,150,000 for the write-off of drafts receivable at its German subsidiary.

    In January, 1992, pending litigation between Katy and the owner of the waste-to-energy facility in Davis County, Utah was settled and a long-term operating agreement and maintenance contract between the owner and a second Katy subsidiary was terminated. Katy recorded a pre-tax charge of $1,253,000 in 1991 as a result of the settlement, primarily due to the write-off of deferred expenses.

    During 1991 Katy sold 775,600 shares of UP common stock for net proceeds of $34,544,000, resulting in pre-tax gains of $9,973,000. Also, during 1991 Katy recorded a charge of $2,818,000 to provide for product liability and workers' compensation claims and a charge of $5,427,000 to cover potential losses on notes and drafts receivable.

Note
14.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED):

     Quarterly results of operations have been affected by unusual or infrequently occurring items as discussed in Notes 2, 7, and 13.

                                  1st Qtr     2nd Qtr     3rd Qtr     4th Qtr
                                 (Thousands of Dollars, except per share amounts)
1993

Net sales......................  $ 40,340    $ 44,592    $ 43,678    $ 40,113

Gross profit...................  $ 10,197    $ 11,588    $ 11,110    $  2,693

Income (loss) from continuing
  operations...................  $  5,071    $  1,532    $  4,295   ($  5,402)

Discontinued operations........ (   1,343)       -      (   4,275)       -

Cumulative effect of change in
  accounting principle......... (   1,418)       -           -           -

Net income (loss)..............  $  2,310    $  1,532    $     20   ($  5,402)

Per Share data:
Income (loss) from continuing
  operations...................  $    .56    $    .17    $    .48   ($    .60)

Discontinued operations........ (     .15)       -      (     .48)       -

Cumulative effect of change in
  accounting principle......... (     .15)       -            -          -

Earnings (loss) per share......  $    .26    $    .17    $   -      ($    .60)

During the fourth quarter of 1993 Katy provided approximately $2,440,000
(net of tax) of additional reserves for casualty insurance and product warranty claim costs, $634,000 (net of tax) to record obligations for retirement compensation programs, $1,248,000 (net of tax) to write down the IAQ 2000 product line and $484,000 (net of tax) to record legal and other costs related to various transactions.

1992
Net sales......................  $ 46,311    $ 46,471    $ 42,105    $ 42,190

Gross profit...................  $ 11,970    $ 13,272    $ 10,875    $ 10,041

Net income (loss)..............  $    832    $  1,476    $    382   ($  1,588)

Earnings (loss) per share....    $    .09    $    .16    $    .04   ($    .18)

15.  SUBSEQUENT EVENTS:

     On February 18, 1994, a purported derivative action was filed in the Delaware Court of Chancery by Pensler Capital Partners, I.L.P. and others ("Pensler") against the Company and all members of the Company's Board of Directors (the "Board"). The complaint alleges, among other things, that the directors of the Company have breached their fiduciary duties to the Company's stockholders through their alleged refusal to negotiate in good faith with Pensler in connection with its proposal to acquire the Company in a merger transaction in which holders of the Company's outstanding common stock were to have received $28 per share in cash. The complaint states that the Board's actions in this regard and others have been dominated by the Carroll family, which holds, in the aggregate, a majority of the Company's outstanding common stock. The complaint states that, for a substantial period of time, the Board has engaged in a course of conduct which has been intended to allow the Carroll family to acquire control of the Company in one or more transactions that have not afforded the minority stockholders of the Company a control premium for their shares in the Company. The complaint seeks, among other things, (i) a declaration that the Board has breached its fiduciary duties in connection with Pensler's merger proposal, (ii) an order requiring the Board to negotiate with Pensler in good faith, (iii) an order requiring the Board to issue to Pensler an option to purchase 1,800,000 shares of the Company's common stock, which, when exercised, would reduce the holdings of the Carroll family to less than a majority of the outstanding shares, (iv) an order requiring the Board to issue to Pensler an option to acquire 582,000 shares of the Company's common stock that were allegedly improperly acquired by the Company in June and September, 1991, and (v) an order enjoining the payment by the Company of an extraordinary dividend and from taking any other extraordinary action until such time as the effects of the defendants alleged unlawful actions have been dissipated. The Company intends to, and understands that the defendant directors intend to, deny all allegations of wrongdoing alleged in the complaint and to vigorously defend the action.

     On March 9, 1994 the Company's Board of Directors endorsed the recommendation of a special committee of the Board that the Company consider a special cash dividend of $14.00 per share to holders of Katy Industries, Inc. common stock to maximize shareholder values. Action by the Board to declare the dividend, however, will be deferred until the resolution of the motion described in the preceding paragraph not prohibiting the dividend.

     On March 17, 1994, the Court of Chancery heard Pensler's motion for a mandatory preliminary injunction and took the matter under advisement.

     In March, 1994 the factory employees of the Company's manufacturer of food packaging and processing machinery, Peters Machinery Company, went on strike. The effect of this strike, if any, on the Company's consolidated results of operations will depend upon the duration and final resolution of the strike, and, accordingly, cannot be determined at this time.

     In March, 1994 the Company agreed in principal to purchase 1,600 shares of C.E.G.F. (USA) common stock for approximately $2,500,000. This purchase increases the Company's investment in C.E.G.F. (USA) to 95%. Accordingly, as of the closing date of this transaction the accounts of C.E.G.F (USA) will be included in the consolidated financial statements of the Company.

                                     KATY INDUSTRIES, INC.
                                       AND SUBSIDIARIES

                    SCHEDULE I - MARKETABLE SECURITIES - OTHER INVESTMENTS

                                       DECEMBER 31, 1993

                                    (Thousands of Dollars)

                                                                             Amount at which
                                                                            each portfolio of
                                                                             equity security
                         Number of shares                   Market value    issues and each
Name of issuer          or units-principal                 of each issue    other security is
 and title of            amount of bonds        Cost of      at balance      carried in the
  each issue                and notes         each issue     sheet date      balance sheet
_____________________________________________________________________________________________

Union Pacific Corporation  498,566 shares of
                            common stock        $ 15,795       $ 31,223        $ 15,795

     Marketable securities                                                     $ 15,795


Syratech Corporation      3,070,251 shares of
                             common stock        32,977          57,567        $ 32,977

Bee Gee Holding           30,000 shares of Class B
 Company, Inc.               common stock         6,281          N/A              6,281

Companie des Entrepots
 et Gares Frigorifiques    1,440 shares of
 (USA)                       common stock         2,060          N/A              2,060

     Investments in unconsolidated
      subsidiaries, at equity                                                  $ 41,318


Teweh Production
 Sharing Contract          Joint Venture          6,279          N/A           $  6,279

Other investments               -                                                   425

     Other investments                                                         $  6,704

N/A - Market value not readily available.

                                     KATY INDUSTRIES, INC.
                                       AND SUBSIDIARIES

                SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                         YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                                    (Thousands of Dollars)
                                     Balance at  Additions  Recoveries                 Balance
                                      Beginning Charged to  Credited to    Other       at End
Description                            of Year    Expense     Expense   Adjustments    of Year
Reserves deducted from
 assets to which they apply:

  Year ended December 31, 1993:

  Reserve for doubtful accounts:
    Trade receivables                  $ 8,877   $   583    ($    45)    ($   732)(a)
                                                                         (    708)(d)  $ 7,975
    Current notes and other
      accounts receivable                   10        30    (     57)          27 (a)       10

    Long term notes receivable           4,755     1,000        -        (  4,055)(a)    1,700

                                       $13,642   $ 1,613    ($   102)    ($ 5,468)     $ 9,685

  Year ended December 31, 1992:

  Reserve for doubtful accounts:
    Trade receivables                  $ 6,186   $ 2,155    ($     5)    ($   269)(a)
                                                                              396 (b)
                                                                              414 (d)  $ 8,877
    Current notes and other
      accounts receivable                   10        65        -        (     65)(a)       10
    Long term notes receivable          10,212     2,394        -        (  7,598)(a)
                                                                         (    253)(b)    4,755

                                       $16,408   $ 4,614    ($     5)    ($ 7,375)     $13,642

  Year ended December 31, 1991:

  Reserve for doubtful accounts:
    Trade receivables                  $ 3,764   $ 4,998    ($    57)    ($ 2,519)(a)  $ 6,186
    Current notes and other
      accounts receivable                  242      -           -        (    232)(b)       10
    Long term notes receivable           8,400     1,500        -        (    621)(a)
                                                                              633 (b)
                                                                              300 (c)   10,212
                                       $12,406   $ 6,498    ($    57)    ($ 2,439)     $16,408

(a)  Doubtful accounts written off against the reserve.
(b)  Reclassification from (to) other balance sheet accounts.
(c)  Adjustment due to the disposition of a subsidiary.
(d)  Adjustment due to the fluctuation of foreign exchange rates.
/TABLE

                            KATY INDUSTRIES, INC.
                                       AND SUBSIDIARIES

                    SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION

                         YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991


                                                 Charged to Costs and Expenses
                                                    Year Ended December 31
                                                   1993      1992      1991
                                                        (Thousands of Dollars)

     Maintenance and repairs.....................$ 2,675   $ 2,174   $ 3,653

     Research and Development....................  2,598     3,583     3,864

     Amortization of intangible assets...........    A         A         A

     Taxes other than payroll and income taxes...    A         A         A

     Royalties...................................    A         A         A

     Advertising costs...........................    A         A         A




A - Amounts are not presented as such amounts are less than 1% of net sales.

                               KATY INDUSTRIES, INC.

                                 INDEX OF EXHIBITS

                                 DECEMBER 31, 1993



Exhibit
Number              Exhibit Title                               Page

  3.1         Certificate of Incorporation                       *

  3.2         By-Laws                                            *

  22          Subsidiaries of registrant                         72

  24          Consent                                            73


 * Copies of Certificate of Incorporation and By-Laws will be furnished upon request.

Exhibit 22

                       SUBSIDIARIES OF REGISTRANT



     The following list sets forth subsidiaries of Katy Industries, Inc. as of February 28, 1994, with successive indentation indicating parent/subsidiary relationships of such subsidiaries. The percentage (unless 100%) of outstanding equity securities owned by the immediate parent and the state of jurisdiction or incorporation of each such subsidiary is stated in parentheses. Omitted subsidiaries do not, in the aggregate, constitute a "significant subsidiary".

American Gage & Machine Company (Illinois)
     Walsh Press Company (Illinois)
Bach-Simpson Limited (United Kingdom)
Bach Simpson, Inc. (Delaware)
Bach-Simpson, Ltd. (Ontario, Canada)
Bee Gee Holding Company, Inc. (Florida) (37.5%)
Bush Universal, Inc. (New York)
     Hamilton Precision Metals, Inc. (Delaware)
          Waldom Distributors, Inc. (Delaware)
               Waldom Electronics, Inc. (Illinois)
C.E.G.F.(USA), Inc. (Delaware) (45%)
Duckback Products, Inc. (Delaware)
Finson International, Inc. (Delaware) (20%)
Hallmark Holdings, Inc. (Delaware) (Formerly Elgin Watch International,
Inc.)
     Beehive Machinery, Inc. (Utah)
     Graycon Tools, Inc. (Indiana)
     Hallmark Industries, Inc. (Delaware)
Katy Oil Company of Indonesia (Delaware)
     Katy-Teweh Petroleum Company (Delaware)
Katy-Seghers, Inc. (Delaware)
Panhandle Industrial Company, Inc. (Delaware)
Peters Machinery Company (Delaware)
Schon & Cie, AG (Germany) (75%)
     American Shoe Machinery Corporation, Inc. (Delaware)
        Societe de Fabrication Europeenne des Machines, S.A.R.L. (France) Schoen Machinery U.S.A., Inc. (Illinois)
     Schon Engineering KFT (Hungary) (51%)
     Schon-Kaev-Eger KFT (Hungary) (58%)
Sinecure Financial Corp. (Colorado) (11%)
Syratech Corporation (Delaware) (26.40%)





INDEPENDENT AUDITORS' CONSENT

We consent to the incorporation by reference in the Annual Report on Form 10-K under the Securities Exchange Act of 1934 of Katy Industries, Inc. for the year ended December 31, 1993 of our reports dated February 11, 1994 and contained or incorporated by reference in the Annual Report on Form 10-K of Syratech Corporation insofar as such reports related to the consolidated financial statements and consolidated financial statement schedules of Syratech Corporation for the year ended December 31, 1993.





Boston, Massachusetts
March 28, 1994

                               SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             KATY INDUSTRIES, INC.
                                                  Registrant
Dated:  March 31, 1994

                                                 /s/J. Saliba
                                              Chairman of the Board



                              POWER OF ATTORNEY

          Each person signing below appoints Jacob Saliba and John R. Prann, Jr., or either of them, his attorneys-in-fact for him in any and all capacities, with power of substitution, to sign any amendments to this report, and to file the same with any exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of this 31st day of March, 1994.


               Signature                               Title


/s/J. Saliba                             Chairman of the Board and
Director
J. Saliba


/s/John R. Prann, Jr.                               President
John R. Prann, Jr.                            (Chief Executive Officer)

/s/P. Kurowski                                  Chief Financial Officer
P. Kurowski

/s/W. H. Murphy                                     Director
W. H. Murphy


/s/C. W. Sahlman                                    Director
C. W. Sahlman


/s/A. R. Miller                                     Director
A. R. Miller
                 Signature                              Title




/s/P. E. Johnson                                      Director
P. E. Johnson



/s/W. E. Carroll                                      Director
W. E. Carroll



/s/Lelia Carroll                                      Director
Lelia Carroll
                 Signature                              Title




/s/William F. Andrews                                 Director
William F. Andrews



/s/Doyle G. Berry                                     Director
Doyle G. Berry



/s/Barry J. Carroll                                   Director
Barry J. Carroll


/s/Denis H. Carroll                                   Director
Denis H. Carroll


/s/C. Felix Harvey                                    Director
C. Felix Harvey


/s/John Stuart Hunt                                   Director
John Stuart Hunt


/s/Lutz Raettig                                       Director
Lutz Raettig


/s/Reginald N. Whitman                                Director
Reginald N. Whitman