Form 10-Q
period 1994-03-31
KATY INDUSTRIES INC
filed 1994-05-16
CIK 54681

Securities and Exchange Commission
                          Washington, D.C. 20549

                                 FORM 10-Q

                     Quarterly Report Under Section 13
              or 15(d) of the Securities Exchange Act of 1934


     For Quarter Ended: March 31, 1994-Commission File Number 1-5558


                           Katy Industries, Inc.
          (Exact name of registrant as specified in its charter)



              Delaware                            75-1277589
      (State of Incorporation)       (I.R.S. Employer Identification No.)


           853 Dundee Avenue, Elgin, Illinois      60120
           (Address of Principal Executive Offices)   (Zip Code)


     Registrant's telephone number, including area code: (312)379-1121



   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                Yes                No   X



   Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.


             Class               Outstanding at March 31, 1994
    Common stock, $1 par value              9,017,387





                      KATY INDUSTRIES, INC.

                           FORM 10-Q

                        MARCH 31, 1994






                             INDEX




                                                   Page No.
PART I      FINANCIAL INFORMATION
            Condensed Consolidated Balance Sheets
              March 31, 1994 and December 31, 1993    2
            Statements of Condensed Consolidated
              Operations Three months ended
              March 31, 1994 and 1993                 4
            Statements of Condensed
              Consolidated Cash Flows
              Three months ended
              March 31, 1994 and 1993                 5
            Notes to Condensed Consolidated
              Financial Information                   6
            Management's Discussion and
              Analysis of Financial Condition
              and Results of Operations              10


PART II     OTHER INFORMATION
            Item 1  Legal Proceedings                15
            Item 5  Other Information                15
            Item 6  Exhibits and
            Reports on Form 8-K                      16
            Signatures                               17

                           KATY INDUSTRIES, INC.

                   CONDENSED CONSOLIDATED BALANCE SHEETS

                   MARCH 31, 1994 AND DECEMBER 31, 1993


                                                       March 31,     December 31,
                                                         1994            1993
                                                        (Thousands of Dollars)
CURRENT ASSETS:

  Cash and cash equivalents                     $122,912       $130,289
  Marketable securities - available for sale
    (1993 at cost; market - $31,223) - Note 1     28,294         15,795
  Accounts receivable, trade, net of allowance
    for doubtful accounts of $5,809 and $7,975    23,673         20,568
  Notes and other receivables, net of allowance
    for doubtful notes of $10                      4,809          3,804
  Inventories - Note 1                            40,391         40,725
  Other current assets                            10,426         14,165

        Total current assets                     230,505        225,346


OTHER ASSETS:
  Investments, at equity, and advances to
    unconsolidated subsidiaries - Note 2          40,314         45,516
  Investments, at cost - Note 3                      425          6,704
  Notes receivable, net of allowance for
    doubtful notes of $1,700                       3,027          3,058
  Miscellaneous                                   19,577         19,915

        Total other assets                        63,343         75,193


PROPERTIES, at cost:
  Land and improvements                            5,173          3,433
  Buildings and improvements                      27,656         22,820
  Machinery and equipment                         57,532         52,488
                                                  90,361         78,741
  Accumulated depreciation                     (  49,615)    (  49,055)

        Net properties                            40,746         29,686

                                                $334,594       $330,225


See Notes to Condensed Consolidated Financial Information.

                          KATY INDUSTRIES, INC.

                   CONDENSED CONSOLIDATED BALANCE SHEETS

                   MARCH 31, 1994 AND DECEMBER 31, 1993


                                                       March 31,     December 31,
                                                         1994            1993
                                                        (Thousands of Dollars)
CURRENT LIABILITIES:
  Notes payable                                 $ 10,128       $ 10,163
  Accounts payable                                 8,507          8,777
  Accrued compensation                             4,521          5,058
  Accrued expenses                                21,784         21,508
  Accrued interest and taxes                       1,227          1,131
  Current maturities, long-term debt               3,214          2,991
  Dividends payable                                  643            643
        Total current liabilities                 50,024         50,271


LONG-TERM DEBT, less current maturities            5,793          4,289


OTHER LIABILITIES                                 30,756         31,899


MINORITY INTEREST                                    205           -



STOCKHOLDERS' EQUITY
  Common stock, $1 par value, authorized
    25,000,000 shares, issued 9,821,329
    shares                                         9,821          9,821
  Additional paid-in capital                      51,111         51,111
  Foreign currency translation adjustment          4,051          3,880
  Unrealized holding gain, net of tax - Note 1     7,631           -
  Retained earnings                              189,062        192,814
  Treasury stock, 803,942 shares               (  13,860)     (  13,860)

        Total stockholders' equity               247,816        243,766

                                                $334,594       $330,225

See Notes to Condensed Consolidated Financial Information.

                           KATY INDUSTRIES, INC.

              STATEMENTS OF CONDENSED CONSOLIDATED OPERATIONS

                THREE MONTHS ENDED MARCH 31, 1994 AND 1993


                                                       1994             1993
                                                       (Thousands of Dollars
                                                        Except Per Share Data)

Net sales                                       $ 38,423       $ 40,340
Costs and expenses:
  Cost of goods sold                              27,036         29,077
  Selling, general and administrative              9,863         11,495
  Depreciation and amortization                    1,544          1,496
  Interest expense                                   520            413
  Interest income                              (   1,225)     (   1,538)
  Other, net - Note 3                              6,350      (  34,521)

                                                  44,088         34,521
      Income (Loss) from continuing consolidated
         operations before provision for income
         taxes and minority interest           (   5,665)         5,819
Benefit (Provision) for income taxes               1,864        (   2,752)
Minority stockholders share of loss                 -               510
      Income from continuing consolidated
        operations                             (   3,801)         3,577
Equity in income of unconsolidated
  subsidiaries (net of tax) - Note 2                 613            659
Gain as a result of an initial public offering
  by an unconsolidated subsidiary (net of tax) -
    Note 2                                          -               835

      Income (Loss) from continuing operations (   3,188)         5,071

Discontinued consolidated operation (net of tax)    -         (   1,343)

      Income (Loss) before cumulative effect of
        change in accounting principle         (   3,188)         3,728
Cumulative effect of change in accounting principle    -      (   1,418)
      Net income (loss)                        ($  3,188)      $  2,310
Earnings (Loss) per share:
  Income (Loss) from continuing operations           ($    .35)        $    .56
  Discontinued consolidated operations                     -          (     .15)
  Cumulative effect of change
    in accounting principle                                -          (     .15)
      Net income (loss)                              ($    .35)        $    .26
Average shares outstanding (in thousands)                9,017            9,017
Dividends per share - common stock
  $1.00 par value                                     $  .0625         $  .0625

See Notes to Condensed Consolidated Financial Information.

                           KATY INDUSTRIES, INC.

              STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS

                THREE MONTHS ENDED MARCH 31, 1994 AND 1993


                                                          1994          1993
                                                        (Thousands of Dollars)
Cash flows from operating activities:
  Net income (loss)                              ($  3,188)    $  2,310
  Gain as a result of an initial public
   offering by an unconsolidated subsidiary           -       (     835)
  Write off of investment                            6,580         -
  Gain on sale of assets                         (       4)   (   6,075)
  Discontinued operation                              -           1,343
  Cumulative effect of change in accounting principle -           1,418
  Adjustments to reconcile net income to net cash
    flows from operating activities              (   6,057)   (   1,589)

        Net cash flows from operating activities (   2,669)   (   3,428)

Cash flows from investing activities:
  Proceeds from sale of assets                         204       11,157
  Time deposits and marketable securities activity    -          13,787
  Collections of notes receivable                      108           40
  Purchase of subsidiary, net of cash
    acquired                                     (   2,226)   (     125)
  Capital expenditures                           (     731)   (   1,418)

        Net cash flows from investing activities (   2,645)      23,441

Cash flows from financing activities:
  Notes payable activity, net                    (      36)   (     890)
  Principal payments on long-term debt           (   1,467)   (     280)
  Payment of dividends                           (     564)   (     564)
  Proceeds from issuance of long-term debt               4           44

        Net cash flows from financing activities (   2,063)   (   1,690)

Net increase (decrease) in cash and cash
  equivalents                                    (   7,377)      18,323

Cash and cash equivalents beginning of period      130,289       34,801

Cash and cash equivalents end of period           $122,912     $ 53,124


See Notes to Condensed Consolidated Financial Information.


(1)  Significant Accounting Policies

Consolidation Policy

     The financial statements include, on a consolidated basis, the accounts of Katy Industries, Inc. and subsidiaries (Katy) in which it has greater than 50% interest.

     The information furnished reflects all known adjustments which are, in the opinion of management, necessary for a fair presentation. Interim figures are subject to year-end audit adjustments.

Inventories

     The components of inventories are as follows:

                                   March 31,        December 31,
                                     1994              1993
                                      (Thousands of Dollars)

           Raw materials.............. $13,113   $13,710
           Work in process............   8,786     9,582
           Finished goods.............   18,492   17,433

                                       $40,391   $40,725

New Accounting Pronouncements

     On January 1, 1994 Katy adopted Statement of Financial Accounting Standards ("SFAS") No. 115 "Accounting for Certain Investments in Debt and Equity Securities". SFAS No. 115 requires, among other things, that securities which are available for sale be classified as such and stated at their fair value with the unrealized holding gain or loss accounted for as a separate component of stockholders' equity.

     Adoption of SFAS No. 115 resulted in the reclassification of marketable securities with a cost of $15,795,000 to securities available-for-sale. Such securities were also revalued to their fair value on January 1, 1994 of $31,223,000 and the unrealized holding gain of $9,257,000, net of related taxes, was accounted for a separate component of stockholders equity. During the three months ended March 31, 1994 there were no purchases or sales of marketable securities.

(2)  Investments, at Equity, and Advances to Unconsolidated Subsidiaries

     Katy's investments in and advances to unconsolidated subsidiaries are comprised of the following:


March 31, 1994                  Investments    Advances       Total
                                      (Thousands of Dollars)

Syratech Corporation              $34,053      $  -          $34,053

Bee Gee Holding Company, Inc.       6,261         -            6,261

                                  $40,314      $  -          $40,314



December 31, 1993               Investments    Advances       Total
                                      (Thousands of Dollars)

Syratech Corporation              $32,977      $  -          $32,977
Bee Gee Holding Company, Inc.       6,281         -            6,281
C.E.G.F. (USA)                      2,060        4,198         6,258

                                  $41,318      $ 4,198       $45,516

     On March 27, 1994 Katy purchased 50% of the outstanding common stock of C.E.G.F. (USA) for $2,750,000 which purchase results in Katy owning 95% of C.E.G.F. The excess of the purchase price over the book value of net assets purchased has been allocated to properties and is being depreciated over the remaining lives of the assets. As of March 31, 1994 the balance sheet of C.E.G.F. is included in Katy's Condensed Consolidated Balance Sheet and beginning in the second quarter of 1994 the income statement of C.E.G.F. will be included in Katy's Statement of Condensed Consolidated Operations.

     In December, 1992 Syratech Corporation completed an Initial Public Offering at $16.50 a share. This transaction diluted Katy's ownership percentage to 28.8% from 36.1%. Katy's share of Syratech's increased shareholder equity accounts resulted in a credit of $1,369,000 before income taxes of $534,000 ($.09 per share) to Katy's Statement of Condensed
Consolidated Operations in the first quarter of 1993.   At the time of the
Initial Public Offering, Syratech adopted a shareholder rights plan. Katy's shares are not registered and if sold to a single purchaser would cause the shareholder rights plan to become effective. Katy accounts for this investment on a three month lag basis.

(2)Investments, at Equity, and Advances to Unconsolidated Subsidiaries
     (Continued)

     The condensed financial information which follows reflects Katy's proportionate share in the financial position and results of operations of all of its unconsolidated subsidiaries:

                                        March 31,       December 31,
                                          1994             1993
                                          (Thousands of Dollars)

           Current assets           $35,197         $35,356
           Current liabilities     ( 12,715)       ( 13,864)

             Working capital         22,482          21,492

           Properties, net           24,959          29,283
           Other assets                 823             913
           Long-term debt          (  5,502)       (  8,979)
           Other liabilities       (  5,942)       (  5,234)

             Stockholders' equity    36,820          37,475

           Unamortized excess of cost
            over net assets acquired  3,494           3,843

           Investments, at equity,
            in unconsolidated
            subsidiaries            $40,314         $41,318


                                             Three Months
                                            Ended March 31
                                        1994              1993
                                        (Thousands of Dollars)

           Sales                      $ 20,894          $ 22,834

           Costs and expenses        (  19,575)        (  21,503)

               Net income                1,319             1,331

           Amortization of excess
             of cost over net
             assets acquired         (     204)        (     167)

           Provision for income taxes(     502)        (     505)

              Equity in income of
               unconsolidated
               subsidiaries           $    613          $    659

(3)  Investments, at Cost

     In April, 1994 management of Katy met with Katy's oil exploration joint venture partners and, based on current facts and circumstances, Katy has decided not to commit further funds to the oil exploration project and will not participate in any further activities on the site. Accordingly, in March, 1994 Katy wrote off its $6,580,000 investment.

     In January, 1993 Katy sold its 8% interest, (78,145 shares of common stock) in Compagnie des Entrepots et Gares Frigorifiques (CEGF), a French cold storage company, for cash proceeds of $10,953,000 resulting in a pre-tax gain of $6,081,000.


LIQUIDITY AND CAPITAL RESOURCES

     On March 9, 1994 Katy announced that it was considering a special dividend of $14.00 per share to holders of Katy common stock to maximize stock value. The Board of Directors has deferred the declaration and payment of the dividend until the resolution of a motion pending before the Delaware Court of Chancery in a lawsuit brought by Pensler Capital Corp. The special cash dividend, if paid, would amount to $126,000,000 and would be provided out of Katy's cash and cash equivalents.

     During the three months ended March 31, 1994 and 1993 working capital increased $5,406,000 and $2,492,000, respectively. Current ratios were
4.61 to 1.00 at March 31, 1994 and 4.48 to 1.00 at December 31, 1993.
Katy has authorized and expects to commit an additional $3,200,000 for capital projects during the remainder of 1994. Funding for these expenditures is expected to be accomplished substantially through use of internally generated funds from operations supplemented by short-term borrowings.

     On January, 1, 1994 Katy adopted Statement of Financial Accounting Standards ("SFAS") No. 115 "Accounting for Certain Investments in Debt and Equity Securities". SFAS No. 115 requires, among other things, that securities which are available for sale be classified as such and stated at their fair value with the unrealized holding gain or loss accounted for as a separate component of stockholders' equity. Upon adoption Katy reclassified marketable securities with a cost of $15,795,000 to securities available for sale. Such securities were revalued to their fair value, on January 1, 1994, of $31,223,000 and the unrealized holding gain of $9,257,000, net of related taxes, was accounted for as a separate component of stockholders' equity. As of March 31, 1994 the securities were valued at $28,294,000 and the unrealized holding gain was $7,631,000.

     The Company and certain of its current and former direct and indirect corporate predecessors, subsidiaries and divisions have been identified by the U.S. Environmental Protection Agency and certain state environmental agencies and private parties as potentially responsible parties ("PRP's") at a number of hazardous waste disposal sites under the Comprehensive Environmental Response, Compensation and Liability Act ("Superfund") and equivalent state laws and, as such, may be liable for the cost of cleanup and other remedial activities at these sites. Responsibility for cleanup and other remedial activities at a Superfund site is typically shared among PRPs based on an allocation formula. The means of determining allocation among PRPs is generally set forth in a written agreement entered into by the PRPs at a particular site. An allocation share assigned to a PRP is often based on the PRP's volumetric contribution of waste to a site. The Company is also involved in remedial response and voluntary environmental clean-up at a number of other sites which are not currently the subject of any legal proceedings under Superfund, including certain of its current and formerly owned manufacturing facilities. Based on its estimate of allocation of liability among PRPs, the probability that other PRPs, many of whom are large, solvent, public companies, will fully pay the costs apportioned to them, currently available information concerning the scope of contamination, estimated remediation costs, estimated legal fees and other factors, the Company has made provisions for indicated environmental liabilities in the aggregate amount of approximately $7,500,000.

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

     At March 31, 1994 Katy had short and long-term indebtedness for money borrowed of $19,135,000 of which $10,128,000 represented short-term bank credit lines from banks in Germany in support of Katy's 75% owned German subsidiary. Total debt was 7.2% of total debt and equity at March 31, 1994. Katy has a credit agreement with a consortium of two banks in the aggregate principal amount of $15,000,000. The credit agreement may be used for letters of credit and/or working capital.

     During the first quarter of 1994, Katy's 75% owned German subsidiary, Schon & Cie, A.G. ("Schon") continued to incur substantial losses from operations, which were mitigated somewhat by a partial recovery of trade receivables written-off in prior years. Schon has continued to incur substantial losses from operations since its first quarter, which ended in January, and the sales order backlog is inadequate. Management is evaluating its options with regard to Schon.

     In April, 1994 management of Katy met with Katy's oil exploration joint venture partners and, based on current facts and circumstances, Katy has decided not to commit further funds to the oil exploration project, and will not participate in any further activities on the site. Accordingly, the Company wrote off its investment in the oil exploration joint venture in March, 1994.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 1994

     Following is a summary of sales and operating income for the three months ended March 31, 1994 and 1993 by industry segment:

<CAPTION
                                 Three Months Ended
                                      March 31           Increase (Decrease)
                                  1994        1993       Amount     Per Cent
                                       (Thousands of Dollars)
Industrial Machinery         $ 15,581   $ 12,833   $  2,748    21.4%

Industrial Components           7,634     13,563  (   5,929)  (43.7 )

Consumer Products              15,208     13,944      1,264     9.1

     Total sales             $ 38,423   $ 40,340  ($  1,917)  ( 4.8%)



                                                Operating Income
                                                         Percent of Sales
                                 1994        1993        1994        1993
                                       (Thousands of Dollars)

Industrial Machinery          ($    197) ($  1,064)     (  1.3%)   (  8.3%)

Industrial Components               505        711         6.6        5.2

Consumer Products                 1,751      1,091        11.5        7.8

     Total sales               $  2,059   $    738         5.4%       1.8%

     The Industrial Machinery segment reported increased sales from all units except the manufacturer of presses. The 1994 operating loss reported for the segment was considerably less than the loss reported in 1993, the result of improved operating margins.

RESULTS OF OPERATIONS (Continued)

Three Months Ended March 31, 1994

     The Industrial Components segment reported decreased sales and operating income substantially due to the sale of the pump manufacturing operation in the fourth quarter of 1993. The manufacturer of electrical equipment reported increased sales with lower operating income, the result of lower profit margins in 1994. The manufacturer of precision metal products reported increased sales and operating income, the result of increased sales and margins. The supplier of components to the oil, gas and petroleum industry experienced reduced sales and operating income, the result of a lower sales level and reduced margins.

     The Consumer Products segment reported increased sales and operating income, the result of improved margins. All units in the group, except for the filter business, reported increased sales and operating income. The filter business reported decreased sales, but improved operating margins, due to the closing of the IAQ 2000 product line in the fourth quarter of 1993.

     Selling, general and administrative expenses decreased $1,632,000, or 14%, primarily the result of the $900,000 charge in 1993 for a retirement compensation program for Katy's Chairman of the Board and the sale of the pump manufacturing business in the fourth quarter of 1993.

     Income before income taxes decreased by $11,484,000, the result of writing off Katy's investment in an oil exploration joint venture ($6,580,000 charge in 1994), partially offset by recovery of a portion of a previously written off trade receivable by the German subsidiary and the inclusion in 1993 of the $6,081,000 gain on the sale of Katy's investment in C.E.G.F. (France). For additional information see Note 3 of Notes to Condensed Consolidated Financial Information. Interest income decreased $313,000 substantially the result of the conversion of Union Pacific Corporation notes into stock during the first quarter of 1993 and the subsequent loss of interest income.

     The provision for income taxes decreased $4,616,000, the result of lower taxable income partially offset by a lower effective tax rate in 1994 due to a decrease in the losses generated by our German subsidiary, which losses continue to be ineligible for tax benefits.

     Equity in income of unconsolidated subsidiaries increased by $46,000, or 7.0%. Syratech Corporation reported higher earnings in 1994, but due to the dilution of Katy's ownership during 1993, the amount of Katy's equity in Syratech's earnings decreased. Bee Gee Holding Company reported a smaller loss and C.E.G.F. (USA) reported increased earnings in 1994. On March 27, 1994 Katy purchased 50% of the outstanding common stock of C.E.G.F. (USA) for $2,750,000 increasing its ownership to 95% of C.E.G.F.
(USA). As of March 31, 1994 the balance sheet of C.E.G.F. is included in Katy's Condensed Consolidated Balance Sheet. Beginning in the second quarter of 1994 the results of C.E.G.F. (USA)'s operations will be included in Katy's Statement of Condensed Consolidated Operations. The gain, in 1993, of $835,000 net of income taxes of $534,000, is a result of an initial public offering by an unconsolidated subsidiary and is Katy's share of the increased shareholders' equity accounts of Syratech Corporation. For additional information on unconsolidated subsidiaries see Note 2 of Notes to Condensed Consolidated Financial Information.

     During the first quarter of 1993 Katy provided $1,343,000, net of income tax benefits of $752,000, for additional environmental cleanup costs for plant sites of units discontinued in prior years.

     The cumulative effect of change in accounting principal in 1993 of $1,418,000 is net of income tax benefits of $925,000 and results from the adoption of Statement of Financial Accounting Standards (SFAS) No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions."

                         KATY INDUSTRIES, INC.

                     PART II - OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS

Except as disclosed below, during the quarter for which this report is filed, there have been no material developments in previously reported legal proceedings, and no other cases or legal proceedings, other than ordinary routine litigation incidental to Katy's business and other non-material proceedings, have been brought against Katy.

a. Missouri Pacific Railroad Company v. Katy Industries, Inc., (United States District Court, Northern District of Illinois,
     Eastern Division); filed August 6, 1993.   This matter,
     described in Katy's Form 10-K for the year ended December 31, 1993 (the "10-K"), has been dismissed without prejudice by stipulation of the parties.

b. Demand for Indemnification - Londonderry, New Hampshire. Katy has agreed to indemnify and defend Allard Industries, Inc. ("Allard") in response to Allard's demand that it do so, as more fully described in the 10-K. Katy's liability, if any, with respect to this matter cannot be determined at this time.

Item 5.  OTHER INFORMATION

         On March 9, 1994, Katy issued a press release announcing that its Board of Directors has endorsed the recommendation of a special committee of the Board that the Company consider a special cash dividend of $14.00 per share to holders of Katy Industries common stock to maximize shareholder values.

         The press release also said that action by the Board to declare the dividend, however, will be deferred until the resolution of a motion pending before the Delaware Court of Chancery in a lawsuit brought by Pensler Capital Corp. The press release further stated that Pensler's motion seeks a preliminary injunction requiring Katy, among other things, to negotiate with Pensler and Steinhardt Enterprise, Inc. in connection with their previously rejected acquisition proposal for Katy and prohibiting Katy from, among other things, pursuing any extraordinary dividend.

         On March 17, 1994, the Court of Chancery heard Pensler's motion and took the matter under advisement.


                      KATY INDUSTRIES, INC.

                    PART II - OTHER INFORMATION


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Reports on Form 8-K

     On February 1, 1994 Katy filed a Report on Form 8-K dated February 1, 1994 reporting under Item 7 a press release announcing that the Board of Directors concluded that it was not in the best interest of the Company and its shareholders to continue negotiating with Steinhardt Pensler a merger agreement containing a dilutive option. The press release also announced that the Board appointed Charles W. Sahlman, Philip E. Johnson and William F. Andrews as a committee to evaluate and recommend to the Board of Directors at a March 8, 1994 Board of Directors meeting which of the following, a self tender at a fixed price, a Dutch auction or a dividend of not less than $10 per share (any one or combination of the foregoing) that the Company should take to maximize shareholder values. The press release stated that no assurance could be given as to whether or when any such action would be taken.
















                            Signatures

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  KATY INDUSTRIES, INC.
                                                       Registrant


DATE:  May 16, 1994                              By /s/John R. Prann, Jr.
                                                 John R. Prann, Jr.
                                                 President
                                                 Chief Operating Officer


DATE:  May 16, 1994                              By /s/P. Kurowski
                                                 P. Kurowski
                                                 Treasurer
                                                 Chief Financial Officer