Form 10-Q/A
period 1994-03-31
KATY INDUSTRIES INC
filed 1994-05-26
CIK 54681

Securities and Exchange Commission
                        Washington, D.C. 20549

                       FORM 10-QA
To correct financial data included in Statements of Condensed Operations

            Quarterly Report Under Section 13
     or 15(d) of the Securities Exchange Act of 1934


For Quarter Ended: March 31, 1994    Commission File Number 1-5558


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

                      KATY INDUSTRIES, INC.

               CONDENSED CONSOLIDATED BALANCE SHEETS

               MARCH 31, 1994 AND DECEMBER 31, 1993


                                                   March 31,      December 31,
                                                     1994             1993
                                                    (Thousands of Dollars)
CURRENT ASSETS:

  Cash and cash equivalents                 $122,912      $130,289
  Marketable securities - available for sale
    (1993 at cost; market - $31,223) - Note 1 28,294        15,795
  Accounts receivable, trade, net of allowance
    for doubtful accounts of $5,809 and $7,97523,673        20,568
  Notes and other receivables, net of allowance
    for doubtful notes of $10                  4,809         3,804
  Inventories - Note 1                        40,391        40,725
  Other current assets                        10,426        14,165

        Total current assets                 230,505       225,346


OTHER ASSETS:
  Investments, at equity, and advances to
    unconsolidated subsidiaries - Note 2      40,314        45,516
  Investments, at cost - Note 3                  425         6,704
  Notes receivable, net of allowance for
    doubtful notes of $1,700                   3,027         3,058
  Miscellaneous                               19,577        19,915

        Total other assets                    63,343        75,193

PROPERTIES, at cost:
  Land and improvements                        5,173         3,433
  Buildings and improvements                  27,656        22,820
  Machinery and equipment                     57,532        52,488
                                              90,361        78,741
  Accumulated depreciation                 (  49,615)   (  49,055)

        Net properties                        40,746        29,686

                                            $334,594      $330,225

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

See Notes to Condensed Consolidated Financial Information.

                        KATY INDUSTRIES, INC.

          STATEMENTS OF CONDENSED CONSOLIDATED OPERATIONS

            THREE MONTHS ENDED MARCH 31, 1994 AND 1993

                                                      1994             1993
                                                         (Thousands of Dollars
                                                       Except Per Share Data)
Net sales                                   $ 38,423      $ 40,340
Costs and expenses:
  Cost of goods sold                          27,036        29,077
  Selling, general and administrative          9,863        11,495
  Depreciation and amortization                1,544         1,496
  Interest expense                               520           413
  Interest income                          (   1,225)    (   1,538)
  Other, net - Note 3                          6,350     (   6,422)

                                              44,088        34,521
      Income (Loss) from continuing consolidated
         operations before provision for income
         taxes and minority interest       (   5,665)        5,819
Benefit (Provision) for income taxes           1,864        (   2,752)
Minority stockholders share of loss             -              510
      Income from continuing consolidated
        operations                         (   3,801)        3,577
Equity in income of unconsolidated
  subsidiaries (net of tax) - Note 2             613           659
Gain as a result of an initial public offering
  by an unconsolidated subsidiary (net of tax) -
    Note 2                                      -              835

      Income (Loss) from continuing operations(   3,188)     5,071

Discontinued consolidated operation (net of tax)    -    (   1,343)

      Income (Loss) before cumulative effect of
        change in accounting principle     (   3,188)        3,728
Cumulative effect of change in accounting principle    - (   1,418)
      Net income (loss)                    ($  3,188)     $  2,310
Earnings (Loss) per share:
  Income (Loss) from continuing operations ($    .35)        $    .56
  Discontinued consolidated operations           -          (     .15)
  Cumulative effect of change
    in accounting principle                      -          (     .15)
      Net income (loss)                    ($    .35)        $    .26
Average shares outstanding (in thousands)      9,017            9,017
Dividends per share - common stock
  $1.00 par value                           $  .0625         $  .0625

See Notes to Condensed Consolidated Financial Information.

                       KATY INDUSTRIES, INC.

          STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS

            THREE MONTHS ENDED MARCH 31, 1994 AND 1993

                                                         1994          1993
                                                       (Thousands of Dollars)
Cash flows from operating activities:
  Net income (loss)                         ($  3,188)   $  2,310
  Gain as a result of an initial public
   offering by an unconsolidated subsidiary      -      (     835)
  Write off of investment                       6,580        -
  Gain on sale of assets                    (       4)  (   6,075)
  Discontinued operation                         -          1,343
  Cumulative effect of change in accounting principle-      1,418
  Adjustments to reconcile net income to net cash
    flows from operating activities         (   6,057)  (   1,589)

        Net cash flows from operating activities(   2,669)(   3,428)

Cash flows from investing activities:
  Proceeds from sale of assets                    204      11,157
  Time deposits and marketable securities activity-        13,787
  Collections of notes receivable                 108          40
  Purchase of subsidiary, net of cash
    acquired                                (   2,226)  (     125)
  Capital expenditures                      (     731)  (   1,418)

        Net cash flows from investing activities(   2,645)  23,441

Cash flows from financing activities:
  Notes payable activity, net               (      36)  (     890)
  Principal payments on long-term debt      (   1,467)  (     280)
  Payment of dividends                      (     564)  (     564)
  Proceeds from issuance of long-term debt          4          44

        Net cash flows from financing activities(   2,063)(   1,690)

Net increase (decrease) in cash and cash
  equivalents                               (   7,377)     18,323

Cash and cash equivalents beginning of period 130,289      34,801

Cash and cash equivalents end of period      $122,912    $ 53,124


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

     The condensed financial information which follows reflects Katy's proportionate share in the financial position and results of operations of all of its unconsolidated subsidiaries:

                                         March 31,       December 31,
                                           1994             1993
                                           (Thousands of Dollars)

           Current assets             $35,197        $35,356
           Current liabilities       ( 12,715)      ( 13,864)

             Working capital           22,482         21,492

           Properties, net             24,959         29,283
           Other assets                   823            913
           Long-term debt            (  5,502)      (  8,979)
           Other liabilities         (  5,942)      (  5,234)

             Stockholders' equity      36,820         37,475

           Unamortized excess of cost
            over net assets acquired    3,494          3,843

           Investments, at equity,
            in unconsolidated subsidiaries$40,314    $41,318


                                             Three Months
                                            Ended March 31
                                        1994              1993
                                        (Thousands of Dollars)

           Sales                      $ 20,894          $ 22,834

           Costs and expenses        (  19,575)        (  21,503)

               Net income                1,319             1,331

           Amortization of excess
             of cost over net
             assets acquired         (     204)        (     167)

           Provision for income taxes(     502)        (     505)

              Equity in income of
               unconsolidated
               subsidiaries           $    613          $    659

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