Form 10-K/A
period 1993-03-31
KATY INDUSTRIES INC
filed 1994-06-28
CIK 54681

Securities and Exchange Commission
                                Washington, D.C.  20549

                                      FORM 10-K/A
                 Annual Report Pursuant to Section 13 or 15(d) of the
                            Securities Exchange Act of 1934

                 For the fiscal year ended: December 31, 1993
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

         Common Stock, $1.00 par value-New York Stock Exchange

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

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-K or any amendment to this Form 10-K.  [   ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price in the New York Stock Exchange consolidated reporting system on June 15, 1994 was approximately $103,000,000. On that date 9,017,387 shares of Common Stock, $1.00 par value, were outstanding, the only class of the registrant's common stock.

                   Documents Incorporated By Reference

                       Report consists of 18 pages

                            TABLE OF CONTENTS

PART III
Item 10.   Directors and Executive Officers of the Registrant.....3
Item 11.   Executive Compensation.................................9
Item 12.   Security Ownership of Certain Beneficial Owners and
              Management.........................................11
Item 13.   Certain Relationships and Related Transactions........17
           Signature Page........................................18


Part III

Item 10. -  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth information as of June 1, 1994 with respect to those persons who are presently executive officers, directors or nominees for director of Katy. Each officer holds office until the next annual meeting of directors. Directors each currently serve a three-year term expiring in the year indicated below or until their successors are nominated and duly elected.

                            Principal Occupation                     Period of
                                and Business                          Service
                             Experience During                        as Katy
Name                  Age    the Past Five Years    Directorships     Director
Term Expiring 1995
William F. Andrews    62     1992 to present:
                              Chairman and CEO of
                              Amdura Corporation
                              and Utica Corp.
                             1990 to 1991:
                              President and CEO
                              of UNR Industries,
                              a steel products
                              firm
                             1989 to 1990:
                              President of Massey
                              Investment Company,
                              a private investment
                              company
1986 to 1989:
  Chairman, President
  and CEO of SSMC,
  Inc., a manufacturer
  of consumer products Johnson
 Controls
Navistar
Harley Davidson
Southern New
 England Tele-
 communications
 Corporation
Corrections
 Corp. of
 America
MB
 Communications 1991 to
present
Denis H. Carroll 55 1992 to present:
  President CRL
  Industries, Inc., a
  diversified holding
  company
1970 to 1992:
  President of American
  Couplings Company, a
  brass hose couplings
  manufacturer
1980 to present:
  Vice President of
  CRL, Inc., a
  diversified holding
  company Versa Technol-
 ogies, Inc. 1974 to
 present
                            Principal Occupation                     Period of
                                and Business                          Service
                             Experience During                        as Katy
Name                  Age    the Past Five Years    Directorships     Director

C. Felix Harvey 73 1953 to present:
  President of Harvey
  Enterprises, Inc., a
  diversified real
  estate and consumer
  services company  North Carolina
 Natural Gas
First Fincorp,
 Inc. 1971 to
present
William H. Murphy 62 1992 to present:
  Retired
1988 to 1992:
  President of
  Katy
1974 to 1988:
  Vice President,
  Treasurer and
  Controller of
  Katy Schon & Cie, AG
1979 to
present
Reginald N.
 Whitman 84 1988 to Present:
  Retired
1970 to 1988:
  Chairman of the Board
  of Missouri-Kansas-
  Texas Railroad
  Company, a former
  subsidiary of Katy 1970 to
present

Term Expiring 1994

Barry J. Carroll 50 1992 to present:
  President of Carroll
  International
  Corporation, a
  diversified holding
  company
1980 to 1992:
  Vice President of
  CRL, Inc., a
  diversified holding
  company
1984 to 1991:
  Vice President of
  Administration of
  Katy 1975 to
present
                            Principal Occupation                     Period of
                                and Business                          Service
                             Experience During                        as Katy
Name                  Age    the Past Five Years    Directorships     Director

Wallace E.
 Carroll,  Jr. 56 1992 to present:
  Chairman and
  Vice-President of
  CRL, Inc., a
  diversified holding
  company
1987 to present:
  Investor 1991 to
present


Philip E. Johnson 46 1993 to present:
  Partner with
  Bennington, Johnson,
  Ruttum & Reeve,
  attorneys at law
1980 to 1993:
  Partner with Mosley,
  Wells, Johnson &
  Ruttum PC, attorneys
  at law OEA, Inc. 1990 to
  present
Arthur R. Miller 43 1988 to present:
  Partner with Holleb
  & Coff, attorneys
  at law
1977 to 1988:
  Partner with Quinn,
  Jacobs, Barry &
  Miller, attorneys at
  law
 Schon & Cie, AG 1988 to
  present Jacob Saliba 80 1988 to present:
  Chairman of the
  Board of Katy
1988 to 1993
  Chief Executive
  Officer of Katy
1968 to 1988:
  President of
  Katy
 Compaganie des
 Entrepots et
 Gares
 Frigorifiques
C.E.G.F.
 (U.S.A.), Inc.
Emerging
 Germany Fund
Schon & Cie AG
Syratech
 Corporation 1968 to
present
                            Principal Occupation                     Period of
                                and Business                          Service
                             Experience During                        as Katy
Name                  Age    the Past Five Years    Directorships     Director

Term Expiring 1993*

Doyle G. Berry 63 1968 to present:
  President of Berry
  Bros. General
  Contractors, Inc.,
  an oil field service
  company 1969 to
present
J. Stuart Hunt 72 1987 to present:
  Investor Pogo Producing
 Co.
Nomeco
Silo, Inc. 1991 to
present
Lelia Carroll
45 1992 to present:
  Vice-Chairman and
  Vice-President of
  CRL, Inc., a
  diversified holding
  company
1987 to present:
  Investor 1991 to
present
Lutz R. Raettig 51 1988 to present:
  Executive Vice
  President and Head
  of Investment
  Banking, Commerzbank
  AG, Frankfurt/Main,
  Germany Schon & Cie, AG
European
 Meffanine Fund
 Holding,
 Curacao
European
 Technology
 Ventures S.A.,
 Luxembourg,
 Belgium
PMC, Personal
 Management
 Consult GmbH,
 Frankfurt,
 Germany
Mora
 Beteiligunj,
 AG, Frankfurt
 Germany 1991 to
present


*Directors whose terms were scheduled to expire in 1993 will serve until re-elected or their successors are elected at the 1994 Annual Meeting of Stockholders.

                             Principal Occupation                     Period of
                                and Business                          Service
                             Experience During                        as Katy
Name                  Age    the Past Five Years     Directorships    Director

Charles W. Sahlman 67 1987 to present:
  President, Bee Gee
  Holding Company,
  Inc., a holding
  company for
  subsidiaries engaged
  in the harvesting and
  processing of seafood 1972 to
present

Executive Officers:

John R. Prann, Jr. 43 1993 to present:
 President, Chief
 Executive Officer
 and Chief Operating
 Officer of Katy
1992 to present:
 President of CRL,
 Inc., a diversified
 holding company
1990 to 1991:
 President of Profile
 Gear, Inc., a
 manufacturing
 company,
 Libertyville, IL
1987 to 1990:
 Partner of Deloitte &
 Touche - valuation
 and appraisal
 services, Chicago,
 IL
Glenn W. Turcotte 53 1992 to present:
 Executive Vice
 President of Katy
1983 to present:
 President of Glit
 Division of Hallmark
 Holdings, Inc., a
 subsidiary of Katy
Robert M. Baratta 64 1993 to present:
 Vice President of Katy
1990 to present:
 President of Katy
 Seghers, Inc. and
 Savannah Energy
 Systems Company,
 subsidiaries of Katy
                            Principal Occupation                     Period of
                                and Business                          Service
                             Experience During                        as Katy
Name                  Age    the Past Five Years     Directorships    Director
Michael G. Gordono 54
1993 to present:
 Vice President of Katy
1987 to 1993:
 President of Beehive
 Machinery, Inc., a
 subsidiary of Katy

Paul Kurowski 52 1994 to present:
 Chief Financial
 Officer, Treasurer
 and Secretary
1993 to 1994:
 Secretary, Acting
 Chief Financial
 Officer and Treasurer
 of Katy
1977 to 1993:
 Director of Taxes and
 Assistant Treasurer
 of Katy

      Section 16 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires Katy's directors, executive officers and persons who beneficially own greater than 10% of Katy's Common Stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "Commission"), and copies of such reports with the New York Stock Exchange and Katy. Based solely upon its review of copies of the Section 16 reports, the Company believes that during its fiscal years ended December 31, 1992 and 1993, all of its directors, executive officers and greater than 10% beneficial owners were in compliance with their Section 16 filing requirements other than the following (i) the Estate of Wallace E. Carroll, Sr., which inadvertently failed to timely file a Form 5 reporting an intra-family transfer of shares for no consideration, (ii) Lelia H. Carroll, who inadvertently failed to timely file a Form 5 reporting an intra-family transfer of shares for no consideration, and (iii) John R. Prann, Jr., Paul Kurowski, Robert M. Baratta and Michael G. Gordono, each of whom inadvertently failed to timely file a Form 3 upon becoming an executive officer of the Company. All of the above filings were subsequently made by such persons.

Item 11. - EXECUTIVE COMPENSATION

Summary of Cash and Certain Other Compensation

      The following table shows, for the years ending December 31, 1993, 1992 and 1991, the cash compensation paid by Katy and its subsidiaries, as well as certain other compensation paid or accrued for those years, to Katy's current and former Chief Executive Officer, the four other most highly compensated executive officers and one former executive officer. Katy has not granted any stock options or restricted stock awards and has not paid any long-term incentive compensation nor made any long-term incentive awards to such executive officers during such periods.

                                   Annual Compensation
                               ---------------------------
                                                                  All Other
Name and Principal Position     Year     Salary        Bonus     Compensation (a)
- ---------------------------    ------   --------     --------   ----------------
John R. Prann (b)
  President, Chief Executive    1993    $159,786     $ 35,000        $ 7,973
   Officer and Chief Operating
   Officer

Glenn W. Turcotte
  Executive Vice-President      1993     164,904      124,769          2,579
  Vice-President                1992     110,000      144,000          9,370

Paul Kurowski
  Secretary, Treasurer and
   Chief Financial Officer      1993     109,500       25,000          3,468

Jacob Saliba
  Chief Executive Officer       1993     386,719       40,000        907,275 (c)
  Chief Executive Officer       1992     423,008       10,000          4,092
  Chief Executive Officer       1991     375,000       20,200           -

J. Russell Jones (d)
  Chief Financial Officer,
    Vice-President,
    and Treasurer               1993     135,000         -           200,259 (e)
  Vice-President and Treasurer  1992      92,102        8,000          5,176
  Treasurer                     1991      85,000        4,800           -

Robert M. Baratta
  Vice President                1993     111,500       15,000          2,530

Michael G. Gordono
  Vice President                1993     139,461       15,000          1,189

(a) Includes non-cash compensation consisting of personal use of corporate automobiles, club dues and medical expenses. To the extent used, such benefits are treated as additional wages for withholding and income tax purposes. Amounts included for Mr. Saliba and Mr. Jones also include retirement payments described in the notes below.

(b) Mr. Prann commenced employment on April 14, 1993. Mr. Prann's salary and bonus were paid by CRL, Inc., a diversified holding company owned by members of the Carroll family, for which Mr. Prann serves as President. All amounts paid by CRL, Inc. to Mr. Prann for his services as an executive officer of Katy were reimbursed to CRL, Inc. by Katy.

(c) Mr. Saliba retired effective November 30, 1993. On March 15, 1993, the Board of Directors approved a retirement compensation program for Mr. Saliba as Katy's Chief Executive Officer under which a payment of $895,803 was paid on November 30, 1993.

(d)   Mr. Jones retired effective December 31, 1993.

(e) Includes $192,038 paid to Mr. Jones under the terms of a retirement program.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

      The members of the Compensation Committee are Charles W. Sahlman, Denis H. Carroll, Philip E. Johnson, William H. Murphy and Jacob Saliba.

      The following is a description of certain relationships and transactions with regard to certain members of the Compensation Committee and certain of Katy's executive officers.

      Charles W. Sahlman is President of Bee Gee Holdings, Inc. (Bee Gee) (a 37.5% Katy subsidiary) and of C.E.G.F. (USA), Inc. (C.E.G.F.) (a 95% Katy subsidiary) and is a former Executive Vice President of Katy. Prior to 1993 C.E.G.F. was a 25% Katy subsidiary. In February, 1993 Katy purchased a 20% interest in C.E.G.F. from Bee Gee; and in March, 1994 Katy purchased a 50% interest in C.E.G.F. from a third party. These transactions resulted in C.E.G.F. becoming a 95% Katy subsidiary. In 1989 Katy loaned C.E.G.F. $4,197,000, at prime interest rate plus 3/4%, maturing at December 31, 1994.

      William H. Murphy was President, Chief Financial Officer and Chief Operating Officer of Katy through the year ended December 31, 1992.

      Jacob Saliba is the Chairman of the Board of Directors and was Chief Executive Officer of Katy through November 30, 1993.

      Philip E. Johnson was a partner in the Denver law firm of Mosley, Wells, Johnson & Ruttum, P.C. which acted as counsel to Katy and its subsidiaries during 1992 and 1993. See also "Certain Relationships and Related Transactions".

      John R. Prann Jr., Katy's President, Chief Operating Officer and Chief Executive Officer, is also serving as President and a director of CRL, Inc. a Carroll family-owned company. Wallace E. Carroll, Jr. and Lelia Carroll, directors of Katy, also serve as Chairman and Vice President of CRL, Inc., and Vice Chairman and Vice President of CRL, Inc., respectively.

COMPENSATION OF DIRECTORS

      Directors who are not employees of Katy or its subsidiaries receive an annual retainer of $9,000 for service on the Board of Directors and up to $2,000 for attendance at each meeting of the Board or a committee thereof. Directors who are officers are not separately compensated as directors.

RETIREMENT/COMPENSATION PROGRAM

      Katy's Board of Directors has authorized a retirement/compensation program for eligible home office employees on such terms and conditions to be established by the Board at its discretion.

EMPLOYMENT CONTRACTS

      There are no employment contracts between Katy and its executive officers.

Item 12. - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table and notes set forth as of June 15, 1994, certain information regarding the beneficial ownership of those persons or entities, including certain members of the family of Wallace E. Carroll, former Chairman of the Board of Katy, since deceased, and related entities, who are known to be the beneficial owners of more than five percent (5%) of the Common Stock of Katy.

      The following table reflects multiple counting of shares of the Common Stock of Katy where more than one of the persons identified below may be deemed to be a beneficial owner of such shares. Reference should be made to the notes below for a description of the nature of the beneficial ownership reported in the table below.

                                Amount and Nature
Name and Address                 of Beneficial                      Percent
Of Beneficial Owner                Ownership           Notes        of Class
Denis H. Carroll
  c/o CRL Industries, Inc.
  2345 Waukegan Rd.
  Suite S-200                                       (1)(2)(7)(8)
  Bannockburn, IL 60015            3,419,402         (9)(10)(11)     37.9%

Barry J. Carroll
  c/o Carroll International Corp.
  2430 Des Plaines Ave., Suite 303                  (1)(3)(7)(8)
  Des Plaines, IL  60018           3,272,677         (9)(10)(11)     36.3%

Wallace E. Carroll, Jr.
  c/o CRL, Inc.
  6300 S. Syracuse, Suite 300                         (1)(4)(7)
  Englewood, CO  80111             3,032,985         (9)(10)(11)     33.6%

Lelia Carroll
  c/o CRL, Inc.
  6300 S. Syracuse, Suite 300                       (1)(5)(7)(8)
  Englewood, CO  80111             3,067,064         (9)(10)(11)     34.0%


                                Amount and Nature
Name and Address                 of Beneficial                      Percent
Of Beneficial Owner                Ownership           Notes        of Class

Philip E. Johnson
  c/o Bennington, Johnson, Ruttum
      & Reeve
  370 17th Street, #2480                             (1)(6)(7)
  Denver, CO  80202                3,759,798        (8)(9)(10)       41.7%

CRL, Inc.
  6300 S. Syracuse, Suite 300
  Englewood, CO  80111             2,052,500           (9)           22.8%

Gabelli Funds, Inc.
  One Corporate Center
  Rye, NY  10580-1434              1,043,100           (12)          11.6%

(1) Wallace E. Carroll, Jr., Denis H. Carroll, Barry J. Carroll and Lelia Carroll are the children of Wallace E. Carroll and Lelia H. Carroll. Philip E. Johnson is the former husband of Lelia Carroll. All five of such persons are directors of Katy.

      Certain members of the Carroll family, including Wallace E. Carroll, Jr., Denis H. Carroll, Lelia Carroll and Philip E. Johnson and members of their immediate families (the "Reporting Persons"), beneficially owning 4,561,637 shares of Katy Common Stock or 50.6% of the outstanding shares, have jointly filed a Statement on
      Schedule 13D reporting their beneficial ownership. Certain other members of the Carroll family, including Barry J. Carroll and members of his immediate family (the "BJC Persons"), beneficially owning 3,272,677 shares of Katy Common Stock or 36.3% of the outstanding shares (which includes certain shares of which Barry J. Carroll and members of his immediate family share beneficial ownership with certain of the Reporting Persons), have jointly filed a separate Statement on Schedule 13D reporting their beneficial ownership. Information concerning the BJC Persons is as reported on an Amendment No. 3 to a Statement of Schedule 13D filed on June 9, 1994 by such persons.

      All members of the Carroll family and the trusts and other entities controlled by them are parties to a Stock Purchase Agreement dated as of January 1, 1983, pursuant to which, among other things, each party has a right of first refusal to acquire shares of Katy Common Stock proposed to be sold by other parties thereto at the then current market value for such shares.

(2) Denis H. Carroll holds 1,734 shares and may be deemed to beneficially own 6,164 shares held by his wife, Patricia S. Carroll, and 10,884 shares held by his children and in a custodial account for his children. Denis H. Carroll disclaims beneficial ownership of shares held by his wife and such shares are excluded from his reported beneficial ownership.

(3) Barry J. Carroll holds 7,874 shares and may be deemed to beneficially own 6,164 shares held by his wife, Barbara P. Carroll, and 6,772 shares held by his children and in a custodial account for his children. As the sole general partner of the BJC Partnership, Ltd., Barry J. Carroll may be deemed to beneficially own 3,780 shares held by such partnership. As the controlling stockholder of Carroll International Corporation, Barry J. Carroll may be deemed to beneficially own 200,000 shares held by such corporation.

(4) Wallace E. Carroll, Jr. holds 119,100 shares and may be deemed to beneficially own 6,164 shares held by his wife, Amelia M. Carroll, and 13,254 shares held by his children and in custodial accounts for his children. As the sole general partner of the WEC, Jr.
      Partnership, Ltd., Wallace E. Carroll, Jr. may be deemed to beneficially own 16,504 shares held by such partnership.

(5) Lelia Carroll holds 125,064 shares. Lelia Carroll may also be deemed to beneficially own 1,800 shares held in custodial accounts for the benefit of her children. As the sole general partner of the LCJ Partnership, Ltd., Lelia Carroll may be deemed to be the beneficial owner of 19,552 shares directly beneficially owned by such partnership.

(6) Philip E. Johnson holds 5,550 shares. Gage Partnership, Ltd., Gage Partnership 1989, Ltd. and Gage Partnership 1990, Ltd. hold 7,691, 2,207 and 5,252 shares, respectively. As the sole general partner of such partnerships, Philip E. Johnson may be deemed to beneficially own all shares held by such partnerships.

(7) Certain Carroll family trusts for the benefit of Denis H. Carroll and his descendants (the "DHC '57 Trust" and "DHC '58 Trust") hold 2,151 and 372,120 shares, respectively. The trustees of such trusts are Denis H. Carroll, Philip E. Johnson and Arthur R. Miller. Accordingly, such persons may be deemed to share beneficial ownership of the shares beneficially owned by such trusts. Certain Carroll family trusts for the benefit of Lelia Carroll and her descendants (the "LC '57 Trust" and "LC '58 Trust") hold 2,151 and 372,120 shares, respectively. The trustees of such trusts are Lelia Carroll, Philip E. Johnson and Amelia M. Carroll. Accordingly such persons may be deemed to share beneficial ownership of the shares beneficially owned by such trusts. Certain Carroll family trusts for the benefit of Wallace E. Carroll, Jr. and his descendants (the "WEC, Jr. '57 Trust" and "WEC, Jr. '58 Trust") hold 2,151 and 372,121 shares, respectively. The trustees of such trusts are Wallace E. Carroll, Jr., Arthur R. Miller and Amelia M. Carroll. Accordingly, such persons may be deemed to share beneficial ownership of shares beneficially owned by such trusts. A Carroll family trust for the benefit of Barry J. Carroll and his descendants (the "BJC '58 Trust") holds 20,000 shares. The trustees of such trusts are Barry J. Carroll, Barbara P. Carroll and Megan E. Carroll. Accordingly, such persons may be deemed to share beneficial ownership of shares beneficially owned by such trusts. The DHC '57 Trust, the LC '57 Trust, the WEC, Jr. '57 Trust and the BJC '57 Trust (another Carroll family trust for the benefit of Barry
      J. Carroll and his descendants which currently holds no shares directly) are collectively referred to as the "'57 SubTrusts." The DHC '58 Trust, the LC '58 Trust, the WEC, Jr. '58 Trust and the BJC '58 Trust are collectively referred to as the "'58 SubTrusts." Arthur R. Miller disclaims beneficial ownership of shares beneficially owned by the '57 SubTrusts and '58 SubTrusts for which he serves as a trustee.

(8) Certain Carroll family trusts for the benefit of the descendants of Wallace E. Carroll (the "'61 Trust," "'62 Trust" and "'78 Trust") hold 60,787, 288,405 and 30,000 shares, respectively. The trustees of such trusts are Denis H. Carroll, Philip E. Johnson and Barry J. Carroll. Accordingly, such persons may be deemed to share beneficial ownership of shares beneficially owned by such trusts. Certain trusts created for the benefit of the descendants of Wallace E. Carroll, Jr. (collectively, the "W.E.C. Jr. Trusts") each hold 1,000 and 774 shares, respectively. Barry J. Carroll and Lelia Carroll serve as trustees and each may be deemed to share beneficial ownership of the shares held by the W.E.C. Jr. Trusts.

(9) CRL, Inc. directly owns 718,680 shares and indirectly beneficially owns an additional 1,333,820 shares through its wholly-owned subsidiaries. Certain Carroll family trusts for the benefit of Lelia Carroll and her descendants (the "LC '54 Trust" and the "LC '55 Trust), the '57 SubTrusts, the '58 SubTrusts, Barry J. Carroll, Denis H. Carroll, Wallace E. Carroll, Jr., Lelia Carroll and The Wallace E. Carroll Estate, which hold all of the outstanding stock of CRL, may be deemed to share beneficial ownership of the shares indirectly beneficially owned by CRL. Lelia Carroll, Brooke H. Johnson, the daughter of Lelia Carroll, and Amelia M. Carroll serve as trustees of the LC '54 Trust and the LC '55 Trust and may be deemed to share beneficially ownership of the shares deemed beneficially owned by such trusts.

(10) The Wallace E. Carroll Estate (the "Estate") holds 53,598 shares. The administrators of the Estate, Barry J. Carroll, Denis H. Carroll, Philip E. Johnson and Lelia H. Carroll, may be deemed to share beneficial ownership of the shares held by the Estate. The Carroll Foundation, a Colorado private foundation (the "Foundation"), holds 40,908 shares. The administrators of the Foundation, Barry J. Carroll, Denis H. Carroll and Lelia Carroll may be deemed to share beneficial ownership of the shares held by the Foundation. As the general partners of Gage Partnership, 1991, Ltd., Philip E. Johnson, Denis H. Carroll, Barry J. Carroll,
      Wallace E. Carroll, Jr. and Lelia Carroll may be deemed to share beneficial ownership of the 19,406 shares held by such partnerships. LeWa Company ("LeWa") holds 416,338 shares and may be deemed to indirectly beneficially own 15,450 shares held by one of its wholly-owned subsidiaries. Barry J. Carroll, Denis H. Carroll, Wallace E. Carroll, Jr., Lelia Carroll and the '62 Trust, which hold all of the outstanding stock of LeWa, may be deemed to share beneficial ownership of the shares held and indirectly beneficially owned by LeWa. The Marital Trust created under the Will of Wallace E. Carroll is the direct beneficial owner of 55,121 shares. The trustees of the Marital Trust are Denis H. Carroll, Philip E. Johnson, Barry J. Carroll and Lelia H. Carroll and as a result such persons may be deemed the beneficial owners of shares directly beneficially owned by the Marital Trust.

(11) Lelia H. Carroll, the surviving wife of Wallace E. Carroll, Sr., holds 69,762 shares. Such shares are reflected in the aggregate Carroll family ownership referred to above but are not reflected in the beneficial ownership reported by each of the children of Lelia
      H. Carroll.

(12) Beneficial ownership is as reported on an Amendment No. 7 to Statement on Schedule 13D dated May 18, 1994 filed by the Gabelli Funds, Inc. and related parties.

      The following table sets forth, as of December 31, 1993, the number of shares of Common Stock of Katy beneficially owned by all directors individually, each of the named current executive officers listed in the Summary of Cash and Certain Other Compensation table and by all directors and executive officers as a group. Unless otherwise indicated, the nature of beneficial ownership is that of sole voting power and sole investment power.

                                                 Amount and
                                                 Nature of       Percent
                                                Beneficial         of
Name                                             Ownership        Class
William F. Andrews None

Doyle G. Berry
666

  *
Barry J. Carroll (1)


(see pages
 11 - 14)Denis H. Carroll (1)

 (see pages
 11 - 14) Lelia Carroll

(see pages
 11 - 14)
Wallace E. Carroll, Jr.

(see pages
 11 - 14)

C. Felix Harvey
 8,500*
J. Stuart Hunt
 None
Philip E. Johnson (1)

(see pages
 11 - 14)
Arthur R. Miller
 (see pages
 11 - 14)
William H. Murphy
 1,600*
Lutz R. Raettig None

Charles W. Sahlman None
                                                 Amount and
                                                  Nature of      Percent
                                                 Beneficial        of
Name                                             Ownership        Class

Jacob Saliba
 3,216*

Reginald N. Whitman
 1,000*

John R. Prann, Jr.
 None

Glenn W. Turcotte None

Robert M. Baratta None

Michael G. Gordono None

Paul Kurowski
    8*

All directors and
executive officers of
Katy as a group (20
persons)                                       4,911,117  (2)     54%


*     Indicates 1% or less

(1) Barry J. Carroll, Denis H. Carroll and Philip E. Johnson are trustees of an irrevocable trust established by Lelia H. Carroll, for the benefit of her descendants, that holds 500 shares of common stock of Sterling-Salem Corporation. Katy owns 80% of that corporation's outstanding common shares and the trust described above owns the remaining 20% of the outstanding shares. Sterling Salem Corporation has approximately $25,000 of assets, consisting of land, and does not currently conduct business.

(2) Includes all shares beneficially owned by members of the Carroll family who serve on the Board of Directors as set forth under "Security Ownership of Certain Beneficial Owners".


Item 13. - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Katy is a joint venture partner with a major American oil company and a Japanese concern in an Indonesian oil and gas exploration project. During 1988 Katy assigned to certain entities controlled by the Carroll family, the right to receive fifty percent (50%) of Katy's revenues from the project after recovery of Katy's invested costs, which assignment was in consideration of past acts of financial support by those entities.

      Arthur R. Miller, a director of Katy, is a partner in the Chicago law firm of Holleb & Coff which acted as general counsel to Katy and its subsidiaries during 1993 and 1992. During 1993 and 1992 Katy paid $1,090,000 and $756,000, respectively, in legal fees to Holleb & Coff.

      Philip E. Johnson was a partner in the Denver law firm of Mosley, Wells, Johnson & Ruttum, P.C. which acted as counsel to Katy and its subsidiaries during 1993 and 1992. During 1993 and 1992 Katy paid $276,000 and $37,119, respectively in legal fees to Mosley, Wells.

      Katy paid $50,000 in consulting fees to Reginald M. Whitman, a director of Katy, in both 1993 and 1992.

      In 1989 Katy loaned C.E.G.F., then a 25% owned subsidiary of Katy, $4,197,000 at prime interest rate plus 3/4%, maturing at December 31, 1994. In February, 1993 Katy purchased a 20% interest in C.E.G.F. from Bee Gee and in March, 1994 Katy purchased a 50% interest in C.E.G.F. from a third party. These transactions resulted in C.E.G.F. becoming a 95% Katy subsidiary. Charles W. Sahlman, a Katy director, is President of Bee Gee and C.E.G.F.




                               SIGNATURES


            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.


                                          KATY INDUSTRIES, INC.



Date:  June 28, 1994                      By:/s/JOHN R. PRANN, JR.
                                             John R. Prann, Jr.
                                             President