Form 10-Q
period 1994-06-30
KATY INDUSTRIES INC
filed 1994-08-15
CIK 54681

Securities and Exchange Commission
     Washington, D.C. 20549

            FORM 10-Q

Quarterly Report Under Section 13
or 15(d) of the Securities Exchange Act of 1934


For Quarter Ended: June 30, 1994          Commission File
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


                Class      Outstanding at June 30, 1994
    Common stock, $1 par value               9,017,387
KATY INDUSTRIES, INC.

                       FORM 10-Q

                     JUNE 30, 1994





                         INDEX



                                                            Page No.
PART I      FINANCIAL INFORMATION
            Condensed Consolidated Balance Sheets
              June 30, 1994 and December 31, 1993                  2
            Statements of Condensed Consolidated Operations
              Three months and six months ended
                June 30, 1994 and 1993                             4
            Statements of Condensed Consolidated Cash Flows
              Six months ended June 30, 1994 and 1993              6
            Notes to Condensed Consolidated Financial Information 7 Management's Discussion and Analysis of
              Financial Condition and Results of Operations        11


PART II     OTHER INFORMATION
            Item 1  Legal Proceedings                              17
            Item 6  Exhibits and Reports on Form 8-K               17
            Signatures                                             18


                      KATY INDUSTRIES, INC.

              CONDENSED CONSOLIDATED BALANCE SHEETS

               JUNE 30, 1994 AND DECEMBER 31, 1993

                                                       June 30,     December 31,
                                                         1994           1993
                                                        (Thousands of Dollars)
CURRENT ASSETS:

  Cash and cash equivalents             $127,394     $130,289
  Marketable securities - available for sale
   (1993 at cost; market - $31,223) - Note 1    28,231  15,795
  Accounts receivable, trade, net of allowance
    for doubtful accounts of $4,048 and $7,97523,537    20,568
  Notes and other receivables, net of allowance
    for doubtful notes of $360 and $10      2,632        3,804
  Inventories - Note 1                     33,602       40,725
  Other current assets                     10,031       14,165


        Total current assets              225,427      225,346


OTHER ASSETS:
  Investments, at equity, and advances to
    unconsolidated subsidiaries - Note 2   41,574       45,516
  Investments, at cost - Note 3               428        6,704
  Notes receivable, net of allowance for
    doubtful notes of $1,400 and $1,700     2,884        3,058
  Miscellaneous                            16,316       19,915

        Total other assets                 61,202       75,193


PROPERTIES, at cost:
  Land and improvements                     5,198        3,433
  Buildings and improvements               27,792       22,820
  Machinery and equipment                  58,502       52,488
                                           91,492       78,741
  Accumulated depreciation              (  51,157)   (  49,055)

        Net properties                     40,335       29,686

                                         $326,964     $330,225


See Notes to Condensed Consolidated Financial Information.
/TABLE

                      KATY INDUSTRIES, INC.

              CONDENSED CONSOLIDATED BALANCE SHEETS

               JUNE 30, 1994 AND DECEMBER 31, 1993

                                                       June 30,     December 31,
                                                         1994           1993
                                                        (Thousands of Dollars)
CURRENT LIABILITIES:
  Notes payable                          $  9,992     $ 10,163
  Accounts payable                          9,347        8,777
  Accrued compensation                      5,975        5,058
  Accrued interest and taxes                1,285        1,131
  Accrued liabilities                      22,256       21,508
  Current maturities, long-term debt        3,283        2,991
  Dividends payable - Note 4              126,323          643
        Total current liabilities         178,461       50,271


LONG-TERM DEBT, less current maturities     5,710        4,289


OTHER LIABILITIES                          29,458       31,899



MINORITY INTEREST                             210         -

        Total liabilities                 213,839       86,459

STOCKHOLDERS' EQUITY:
  Common stock, $1 par value, authorized
    25,000,000 shares, issued and outstanding
    9,821,329 shares                        9,821        9,821
  Additional paid-in capital               51,111       51,111
  Foreign currency translation adjustment   3,488        3,880
  Unrealized holding gains - Note 1         7,593         -
  Retained earnings                        54,972      192,814
  Treasury stock 803,942 shares         (  13,860)   (  13,860)

        Total stockholders' equity        113,125      243,766

                                         $326,964     $330,225

See Notes to Condensed Consolidated Financial Information.
/TABLE

                           KATY INDUSTRIES, INC.

              STATEMENTS OF CONDENSED CONSOLIDATED OPERATIONS

         THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1994 AND 1993
                                                  Three Months           Six Months
                                                 Ended June 30          Ended June 30
                                                1994       1993        1994       1993
                                             (Thousands of Dollars Except Per Share Data)
Net sales                          $ 42,641 $ 44,592  $ 81,064 $ 84,932

Costs and expenses:
  Cost of goods sold                  36,116 31,946     63,152   61,023
  Selling, general and administrative 11,580 11,220     21,443   22,715
  Depreciation and amortization        1,514   1,482     3,058    2,978
  Interest expense                       502     404     1,022      817
  Interest income                  (   1,294)(   1,113)(   2,519)(   2,651)
  Other expense (income), net - Note 5 1,787(   1,138)   1,557(   1,479)
  Gain on sale of stock - Note 3        -       -         -   (   6,081)
  Write off of investments - Notes 3 and 5   2,708    -   9,288    -

                                      52,913  42,801    97,001   77,322

    Income (loss) from continuing consolidated
     operations before provision for income
     taxes and minority interest   (  10,272)  1,791 (  15,937)   7,610

Benefit (Provision) for income taxes   1,739(   1,438)   3,603(   4,190)
Minority stockholders share of (income) loss(       5)     514(       5)   1,024

    Income (loss) from continuing
     consolidated operations       (   8,538)    867 (  12,339)   4,444

Equity in income of unconsolidated
   subsidiaries - Note 2                 691     665     1,304    1,324

Gain as a result of initial public
  offering by an unconsolidated
  subsidiary - Note 2                   -        -        -         835

   Income (loss) from continuing operations(   7,847)1,532(  11,035)6,603

Discontinued consolidated operations   -        -         -   (   1,343)

   Income (loss) before cumulative effect of
     change in accounting principle(   7,847)  1,532 (  11,035)   5,260

Cumulative effect of change in
  in accounting principle               -       -         -   (   1,418)

     Net income (loss)             ($  7,847)$  1,532($ 11,035)$  3,842

See Notes to Condensed Consolidated Financial Information.

                           KATY INDUSTRIES, INC.

              STATEMENTS OF CONDENSED CONSOLIDATED OPERATIONS

         THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1994 AND 1993


                                                  Three Months           Six Months
                                                 Ended June 30          Ended June 30
                                                1994       1993        1994       1993
                                             (Thousands of Dollars Except Per Share Data)
Earnings per share:

  Income from continuing operations           ($    .87) $    .17    ($   1.22)  $    .73

  Discontinued consolidated operations            -          -           -      (     .15)

  Cumulative effect of change
   in accounting principle                        -          -            -     (     .15)

         Net income                           ($    .87) $    .17    ($   1.22)  $    .43

Average shares outstanding (in thousands)         9,017     9,017        9,017      9,017

Dividends per share - common stock             $  14.00  $  .0625     $14.0625   $  .1250

See Notes to Condensed Consolidated Financial Information.
/TABLE

                        KATY INDUSTRIES, INC.

           STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS

               SIX MONTHS ENDED JUNE 30, 1994 AND 1993

                                                           Six Months Ended
                                                               June 30
                                                           1994         1993
Cash flows from operating activities:
  Net income (loss)                          ($ 11,035)   $  3,842
  Gain as a result of an initial public
   offering by an unconsolidated subsidiary       -      (     835)
  Write off of investments                       9,288        -
  Loss (Gain) on sale of assets                     76   (   7,035)
  Discontinued operations                         -          1,343
  Provisions for inventory valuation reserves    5,072        -
  Cumulative effect of change in accounting principle-       1,418
  Adjustments to reconcile net income to net cash
    flows from operating activities          (     124)  (   5,761)

        Net cash flows from operating activities   3,277 (   7,028)

Cash flows from investing activities:
  Proceeds from sale of assets                     217      42,763
  Time deposits and marketable securities activity-         19,044
  Collections of notes receivable                  227          63
  Purchase of subsidiary, net of
     cash acquired                           (   2,226)  (     158)
  Capital expenditures                       (   1,614)  (   2,352)

        Net cash flows from investing activities(   3,396)  59,360

Cash flows from financing activities:
  Notes payable activity, net                (     171)      2,606
  Principal payments on long-term debt       (   1,479)  (     852)
  Payment of dividends                       (   1,126)  (   1,128)

        Net cash flows from financing activities(   2,776)     626

Net increase (decrease) in cash and cash
  equivalents                                (   2,895)     52,958

Cash and cash equivalents beginning of period  130,289      34,801

Cash and cash equivalents end of period       $127,394    $ 87,759

See Notes to Condensed Consolidated Financial Information.
/TABLE

(1)Significant Accounting Policies

Consolidation Policy

   The financial statements include, on a consolidated basis, the accounts of Katy Industries, Inc. and subsidiaries (Katy) in which it has greater than 50% interest.

   The information furnished reflects all known adjustments which are, in the opinion of management, necessary for a fair presentation. Interim figures are subject to year-end audit adjustments.

Inventories

   The components of inventories are as follows:

                                        June 30,     December 31,
                                          1994           1993
                                         (Thousands of Dollars)

           Raw materials   $ 12,203       $ 13,710
           Work in process    8,797          9,582
           Finished goods    12,602         17,433

                           $ 33,602       $ 40,725

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

   Adoption of SFAS No. 115 resulted in the reclassification of marketable securities with a cost of $15,795,000 to securities available-for-sale. Such securities were also revalued to their fair value on January 1, 1994 of $31,223,000 and the unrealized holding gain of $9,257,000, net of related taxes, was accounted for as a separate component of stockholders' equity. As of June 30, 1994 the unrealized holding gain was $7,593,000, net of related taxes. During the six months ended June 30, 1994 there were no purchases or sales of marketable securities.

(2)Investments, at Equity, and Advances to Unconsolidated Subsidiaries

   Katy's investments in and advances to unconsolidated subsidiaries are comprised of the following:
   June 30, 1994                    Investments    Advances       Total
                                            (Thousands of Dollars)
>S>
   Syratech Corporation                $35,033      $   -        $35,033
   Bee Gee Holding Company, Inc.         6,541          -          6,541

                                         $41,574      $   -        $41,574


   December 31, 1993                 Investments    Advances      Total

   Syratech Corporation                $32,977      $   -        $32,977
   Bee Gee Holding Company, Inc.         6,281          -          6,281
   C.E.G.F. (USA)                        2,060        4,198        6,258

                                         $41,318      $ 4,198      $45,516

   In March, 1994 Katy purchased 50% of the outstanding common stock of C.E.G.F. (USA) for $2,750,000 which purchase results in Katy owning 95% of C.E.G.F. The excess of the purchase price over the net book value of assets purchased has been allocated to properties and is being depreciated over the remaining lives of the assets. As of March 31, 1994 the balance sheet of C.E.G.F. was included in Katy's Condensed Consolidated Balance Sheet and beginning in the second quarter of 1994 the income statement of C.E.G.F. has been included in Katy's Statement of Condensed Consolidated Operations. This acquisition does not materially impact Katy's results of operations or financial position.

   In December, 1992 Syratech Corporation completed an Initial Public Offering at $16.50 a share. This transaction diluted Katy's ownership percentage to 28.8% from 36.1%. Katy's share of Syratech's increased shareholder equity accounts resulted in a credit of $1,369,000 before income taxes of $534,000 ($.09 per share) to Katy's Statement of Condensed Consolidated Operations in the first quarter of 1993. At the time of the Initial Public Offering Syratech adopted a shareholder rights plan. Katy's shares are not registered and if sold to a single purchaser would cause the shareholder rights plan to become effective.
Katy accounts for this investment on a three month lag basis. Katy's ownership percentage is currently 26.4% (25.7% on a fully diluted basis).

(2)   Investments, at Equity, and Advances to Unconsolidated Subsidiaries (Continued)

   The condensed financial information which follows reflects Katy's proportionate share in the financial position and results of operations of all of its unconsolidated subsidiaries:
                                             June 30,       December 31,
                                               1994             1993
                                                (Thousands of Dollars)
           Current assets          $ 37,144        $ 35,356
           Current liabilities    (  13,732)      (  13,864)

             Working capital         23,412          21,492

           Properties, net           25,234          29,283
           Other assets                 786             913
           Long-term debt         (   5,238)      (   8,979)
           Other liabilities      (   5,917)      (   5,234)

             Stockholders' equity    38,277          37,475

           Unamortized excess of cost
             over net assets acquired      3,297      3,843

           Investments, at equity, in
             unconsolidated subsidiaries $ 41,574  $ 41,318

                                         Three Months           Six Months
                                        Ended June 30          Ended June 30
                                       1994       1993        1994       1993
                                                 (Thousands of Dollars)
         Sales                       $ 20,890   $ 23,120    $ 41,784   $ 45,954

         Costs and expenses         (  19,433) (  21,751)  (  39,008) (  43,254)

           Net income                   1,457      1,369       2,776      2,700

         Amortization of excess
           of cost over net
           assets acquired          (     198) (     215)  (     402) (     382)

         Provision for income taxes (     568) (     489)  (   1,070) (     994)

           Equity in net income
             of unconsolidated
             subsidiaries            $    691   $    665    $  1,304   $  1,324
/TABLE

(3)Investments, at Cost

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

(4)Special Dividend

   On June 29, 1994, Katy's Board of Directors declared a special cash dividend of $14.00 per share on Katy's common stock, payable August 19, 1994 to stockholders of record at the close of business on July 22, 1994.

(5)Nonrecurring Items

   During the second quarter of 1994 Katy provided $5,072,000 of inventory reserves at certain subsidiaries, which were primarily related to the Industrial Machinery segment. In addition, Katy management has decided to cease production and re-build of presses at its manufacturer of presses resulting in a $600,000 charge.  These provisions have been charged to cost of goods sold in the accompanying Statements of Condensed
Consolidated Operations.   Management has also concluded that the
value ($2,708,000) of the Seghers waste-to-energy technology that was acquired in 1987 has been significantly impaired and wrote it off in the second quarter of 1994. In June, 1994, Katy incurred a charge of $650,000 for moving its corporate office to Denver, Colorado and for severance compensation for those employees not relocating.

LIQUIDITY AND CAPITAL RESOURCES

   On June 29, 1994, Katy's Board of Directors declared a special cash dividend of $14.00 per share on Katy's Common
Stock, payable August 19, 1994 to stockholders of record at the close of business on July 22, 1994. The New York Stock Exchange established August 22, 1994 as the ex-dividend date.

   Action on the special dividend, which had initially been recommended to the Board by a special committee on March 8, 1994, had been deferred until the Delaware Court of Chancery ruled on Pensler Capital Partners and Herbert Mendel's application for a preliminary injunction. The Delaware Court of Chancery on Friday, June 17, 1994 denied the application for a preliminary injunction. The dividend amounting to $126,243,000, which will be taxable as ordinary income to the stockholders, will be funded through Katy's cash and cash equivalent balances.

   During the six months ended June 30, 1994 working capital
decreased $128,109,000 compared to December 31, 1993.   Current
ratios were 1.26 to 1.00 at June 30, 1994 and 4.48 to 1.00 at December 31, 1993, respectively. The decrease in working capital and in the current ratio principally results from the accrual of the special dividend which was declared on June 29, 1994. Katy has authorized and expects to commit an additional $4,200,000 for capital projects during the remainder of 1994. Funding for these expenditures and for working capital needs is expected to be accomplished substantially through use of internally generated funds from operations supplemented by short-term borrowing and a $7,400,000 million loan secured by C.E.G.F.'s properties.

   On January 1, 1994 Katy adopted Statement of Financial Accounting Standards ("SFAS") No. 115 "Accounting for Certain Investments in Debt and Equity Securities". SFAS No. 115 requires, among other things, that securities which are available for sale be classified as such and stated at their fair value with the unrealized holding gain or loss accounted for as a separate component of stockholders' equity. Upon adoption Katy reclassified marketable securities with a cost of $15,795,000 to securities available for sale. Such securities were revalued to their fair value, on January 1, 1994, of $31,223,000 and the unrealized holding gain of $9,257,000, net of related taxes, was accounted for as a separate component of stockholders' equity.
As of June 30, 1994 the securities were valued at $28,231,000 and the unrealized holding gain was $7,593,000, net of related taxes.

   The Company and certain of its current and former direct and indirect corporate predecessors, subsidiaries and divisions have been identified by the U.S. Environmental Protection Agency and certain state environmental agencies and private parties as potentially responsible parties ("PRP's") at a number of hazardous waste disposal sites under the Comprehensive Environmental Response, Compensation and Liability Act ("Superfund") and equivalent state laws and, as such, may be liable for the cost of cleanup and other remedial activities at these sites. Responsibility for cleanup and other remedial activities at a Superfund site is typically shared among PRPs based on an allocation formula. The means of determining allocation among PRPs is generally set forth in a written agreement entered into by the PRPs at a particular site. An allocation share assigned to a PRP is often based on the PRP's volumetric contribution of waste to a site. The Company is also involved in remedial response and voluntary environmental clean-up at a number of other sites which are not currently the subject of any legal proceedings under Superfund, including certain of its current and formerly owned manufacturing facilities. Based on its estimate of allocation of liability among PRPs, the probability that other PRPs, many of whom are large, solvent, public companies, will fully pay the costs apportioned to them, currently available information concerning the scope of contamination, estimated remediation costs, estimated legal fees and other factors, the Company has remaining reserves at June 30, 1994 for indicated environmental liabilities in the aggregate amount of approximately $6,500,000. Although management believes that these matters in the aggregate are not likely to have a material adverse effect on Katy's consolidated financial position or results of operations, further costs could be significant and will be recorded as a charge to operations when such costs become probable and reasonably estimable.

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

     At June 30, 1994, Katy had short and long-term indebtedness for money borrowed of $18,985,000 of which $9,992,000 represented short-term bank credit lines from banks in Germany in support of Katy's 75% owned German subsidiary. Total debt was 14.37% of total debt and equity at June 30, 1994. In August, 1994, Katy changed it's banking relationship and has a commitment for a secured short-term line of credit from The Northern Trust Company in the amount of $20,000,000. In addition, Katy has signed a letter of commitment with a bank for a $7,400,000 secured loan to C.E.G.F., $3,700,000 of which will be used for expansion of the Plant City, Florida cold storage warehouse.

     During the first six months of 1994, Katy's 75% owned German subsidiary, Schon & Cie, A.G. ("Schon") incurred losses of $5,800,000 from operations, including a $3,800,000 provision for excess inventory quantities which has been made in consolidation for United States reporting purposes. These losses were mitigated somewhat by a partial recovery of trade receivables written-off in prior years. Schon management anticipates that it will incur only minimal operating losses for the balance of 1994. Katy anticipates paying in the third quarter of 1994 approximately $5,000,000 of Schon's bank debt, representing 100% of the remaining amounts guaranteed by Katy and will also lend Schon $300,000 for working capital. In addition, Schon has received conditional approval from its banks for approximately
$3,500,000 of new debt to provide for working capital needs.
The sales order backlog remains inadequate and management is continuing to evaluate its options with regard to Schon. Katy does not anticipate providing substantial additional funding for Schon.

     In April, 1994 management of Katy met with Katy's oil exploration joint venture partners and, based on current facts and circumstances, Katy has decided not to commit further funds to the oil exploration project, and will not participate in any further activities on the site. Accordingly, the Company wrote off its investment in the oil exploration joint venture in March, 1994.

     Katy-Seghers, Inc., a wholly-owned subsidiary of the Company, has been the vehicle used to commercialize and bid on new projects in the waste-to-energy industry utilizing the Seghers technology. It has not formally bid on a new project since 1991. The Company currently owns and operates a waste-to-energy facility utilizing this technology in Savannah, Georgia. During the second quarter of 1994, the Supreme Court of the United States of America ruled that the ash generated by such waste-to-energy facilities is hazardous waste. This ruling has resulted in higher operating costs for waste-to-energy facilities.

     Based on the developments within the waste-to-energy industry in recent years and the ruling discussed above, management has concluded that further commercialization of the Seghers technology is unlikely, that the value of the technology has been significantly impaired and, accordingly, has written down its investment in this technology to zero.

     Management is in the process of reviewing each of its businesses to determine the Company's focus for the future. Upon the conclusion of such review, management may determine to sell certain companies and may augment its remaining businesses with acquisitions. Such review has yet to be completed and there have been no decisions regarding the disposition of any significant companies. When such sales occur, management anticipates that funds from these sales will be used for general corporate purposes. Any acquisitions would be funded through cash balances, available lines of credit, and future borrowings.

     As a preliminary result of the above mentioned review process, Katy management decided that for consolidated financial reporting purposes, a consistent methodology for estimating inventory valuation reserves should be applied for all subsidiaries, regardless of their unique business or foreign financial reporting requirements. As a result consolidated inventory valuation reserves increased for excess and potentially unsaleable inventories due to low sales in recent years and current low sales order backlogs for certain industrial companies, primarily foreign operations. The aggregate charge to cost of goods sold in the Statements of Condensed Consolidated Operations for the second quarter was $5,072,000 for these items (including the previously referred to amount for Schon).

RESULTS OF OPERATIONS

Six Months Ended June 30, 1994

     Following are summaries of sales and operating income for the six months ended
June 30, 1994 and 1993 by industry segment:
                                                     Sales
                                                          Increase (Decrease)
                                   1994        1993       Amount     Per Cent
                                 (Thousands of Dollars)
Industrial Machinery            $ 31,368    $ 28,457   $  2,911     10.23%

Industrial Components             16,871      27,547  (  10,676)   (38.75 )

Consumer Products                 32,825      28,928      3,897     13.47

     Total sales                $ 81,064    $ 84,932  ($  3,868)   ( 4.55%)


                                                Operating Income
                                                            Percent of Sales
                                   1994        1993        1994        1993
                                 (Thousands of Dollars)

Industrial Machinery            ($  5,550)  ($  2,131)  ( 17.69%)    ( 7.49%)

Industrial Components                 270       1,765      1.60        6.41

Consumer Products                   3,913       2,812     11.92        9.72

     Total operating income     ($  1,367)   $  2,446   (  1.69%)      2.88%

     The increased sales of the Industrial Machinery segment is primarily attributable to the food packaging and food processing machinery manufacturers. The 1994 operating loss reported for the segment was considerably higher than the loss reported in 1993, the result of provisions to inventory valuation reserves at certain locations, primarily foreign operations, and declining margins.

     The Industrial Components segment reported decreased sales primarily due to the sale of the pump manufacturing companies in the fourth quarter of 1993. Operating income declined primarily as the result of provisions to inventory valuation reserves of a foreign subsidiary.

     The Consumer Products segment reported increased sales and operating income, the result of higher sales and improved margins. All units in the group, except for the filter business, reported increased sales. The filter business reported decreased sales, but improved operating margins, due to the closing of the IAQ 2000 product line in the fourth quarter of 1993. All other units, except the sanitary maintenance supply business, reported increased operating income.

     Selling, general and administrative expenses decreased by $1,272,000, primarily the result of decreased sales expenses due to lower sales in 1994 and the sale of the pump manufacturing companies in the fourth quarter of 1993.

     Income before income taxes decreased by $23,547,000 primarily the result of the the write-off of investments of $9,288,000 (oil exploration joint venture investment and Seghers technology) and provision for inventory valuation reserves of $5,072,000 in 1994 and the inclusion in 1993 of a gain of $6,081,000 from the sale of investments. Additionally, Katy ceased production and re-build activities at the manufacturer of presses incurring charges to operations of $600,000, and also incurred charges of $650,000 for the cost of moving its corporate office to Denver, Colorado including severance compensation for those employees not relocating.

     Equity in income of unconsolidated subsidiaries decreased by $20,000. Bee Gee Holding Company, Inc. reported increased earnings due to higher sales and margins, and for the three months ended March 31, 1994, C.E.G.F. (USA) reported increased earnings due to higher margins. Syratech Corporation reported increased earnings, resulting from increased sales and higher profit margins. As a result of the dilution of Katy's ownership percentage of Syratech, Katy's share of Syratech's income in 1994 decreased slightly. For additional information on unconsolidated subsidiaries and gain as a result of initial public offering of an unconsolidated subsidiary in 1993, see Note 2 of Notes to Condensed Consolidated Financial Information.

Three Months Ended June 30, 1994

     Following are summaries of sales and operating income for the three months ended
June 30, 1994 and 1993 by industry segment:
                                                     Sales
                                                         Increase (Decrease)
                                  1994        1993       Amount     Per Cent
                                (Thousands of Dollars)

Industrial Machinery            $ 15,787    $ 15,624    $    163      1.04%

Industrial Components              9,238      13,984   (   4,746)   (33.94 )

Consumer Products                 17,616      14,984       2,632     17.57

     Total sales                $ 42,641    $ 44,592   ($  1,951)   ( 4.38%)
Three Months Ended June 30, 1994 (Continued)

                                               Operating Income
                                                           Percent of Sales
                                  1994        1993        1994        1993
                                (Thousands of Dollars)

Industrial Machinery            ($  5,352)   ($ 1,068)  ( 33.90% )  (  6.83%)

Industrial Components           (     235)      1,054   (  2.55  )     7.53

Consumer Products                   2,161       1,721     12.27       11.49

     Total operating income     ($  3,426)   $  1,707   (  8.03%)      3.83%

     In the Industrial Machinery segment, the decrease in sales of Schon were more than offset by increased sales in all other units of the segment. The 1994 operating loss reported for the segment was considerably higher than the loss reported in 1993, the result of provisions for inventory valuation reserves at certain locations, primarily foreign operations, and declining margins.

     The Industrial Components segment reported decreased sales and operating income substantially due to the sale of the pump manufacturing operation in the fourth quarter of 1993. The manufacturers of electrical equipment reported increased sales with lower operating income, the result of lower profit margins and provisions to inventory valuation reserves in 1994. The manufacturer of precision metal products reported increased sales and operating income, the result of increased sales and margins.

     The Consumer Products segment reported increased sales primarily due to increased sales of the sanitary maintenance supplies business and to the acquisition of a cold storage facility in March, 1994. Operating income increased in all units except the sanitary maintenance business, the result of increased sales and higher margins.

     Income before income taxes decreased by $12,063,000, primarily the result of the write-off of investments of $2,708,000 (Seghers technology) and provision for inventory valuation reserves of $5,072,000. In addition, Katy ceased production and re-build activities at the manufacturer of presses incurring charges to operations of $600,000, and also incurred charges of $650,000 for the cost of moving its corporate office to Denver, Colorado including severance compensation for those employees not relocating.

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

          a. Pensler Capital Partners, I.L.P., et. al. v. Katy Industries, Inc., et. al., Civil Action No. 13386
(Chancery Court, New Castle County, Delaware); filed February 18, 1994. On June 17, 1994, the plaintiffs' application for a mandatory preliminary injunction, described in Katy's Form 10-K for the year ended December 31, 1993 (the "10-K"), was denied.

          b. Mendel, et. al. v. Carroll, et. al., Civil Action No. 13306 (Chancery Court, New Castle County, Delaware); filed December 22, 1993. On June 17, 1994, the plaintiffs' application for a mandatory preliminary injunction, described in the 10-K, was denied.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter for which this report is filed.














                              Signatures

     Pursuant to the requirements of the Securities and Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         KATY INDUSTRIES, INC.
                                              Registrant


DATE:  August 15, 1994                   By /s/John R. Prann, Jr.
                                         John R. Prann, Jr.
                                         President,
                                         Chief Executive Officer &
                                         Chief Operating Officer

DATE:  August 15, 1994                     By /s/P. Kurowski
                                           P. Kurowski
                                           Secretary, Treasurer &
                                           Chief Financial Officer