Form 10-Q
period 1994-09-30
KATY INDUSTRIES INC
filed 1994-11-22
CIK 54681

Securities and Exchange Commission
                          Washington, D.C. 20549

                                 FORM 10-Q

                     Quarterly Report Under Section 13
              or 15(d) of the Securities Exchange Act of 1934


For Quarter Ended: September 30, 1994          Commission File Number 1-5558


                           Katy Industries, Inc.
          (Exact name of registrant as specified in its charter)



                    Delaware                                   75-1277589
  (State of Incorporation)          (I.R.S. Employer Identification No.)


                       6300 S. Syracuse Way, Suite 300
                       Englewood, Colorado                          80111
         (Address of Principal Executive Offices)       (Zip Code)


     Registrant's telephone number, including area code: (303)290-9300



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                    Yes   X        No



     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.


                Class                        Outstanding at September 30, 1994
    Common stock, $1 par value                   9,073,387
                               KATY INDUSTRIES, INC

                                 FORM 10-Q

                            SEPTEMBER 30, 1994





                                   INDEX



                                                                       Page
No.
PART I      FINANCIAL INFORMATION
            Condensed Consolidated Balance Sheets
              September 30, 1994 and December 31, 1993                     2
            Statements of Condensed Consolidated Income
              Three months and nine months ended
                September 30, 1994 and 1993                                4
            Statements of Condensed Consolidated Cash Flows
              Nine months ended September 30, 1994 and 1993                6
            Notes to Condensed Consolidated Financial Information          7
            Management's Discussion and Analysis of
              Financial Condition and Results of Operations               12


PART II     OTHER INFORMATION
            Item 1  Legal Proceedings                                     18
            Item 6  Exhibits and Reports on Form 8-K                      18
            Signatures                                                    19

                           KATY INDUSTRIES, INC.

                   CONDENSED CONSOLIDATED BALANCE SHEETS

                 SEPTEMBER 30, 1994 AND DECEMBER 31, 1993

                                            September 30,    December 31,
                                                1994            1993
                                                      (Thousands of Dollars)
CURRENT ASSETS:

  Cash and cash equivalents                             $  8,084      $130,289
  Marketable securities - available for sale
   (1993 at cost; market - $31,223)  Note 1                26,736    15,795
  Accounts receivable, trade, net of allowance
    for doubtful accounts of $4,179 and $7,975             22,610    20,568
  Notes and other receivables, net of allowance
    for doubtful notes of $360 and $10                      2,495     3,804
  Inventories - Note 1                       34,070        40,725
  Other current assets                       10,911        14,165


        Total current assets                104,906       225,346


OTHER ASSETS:
  Investments, at equity, and advances to
    unconsolidated subsidiaries - Note 2     43,831        45,516
  Investments, at cost - Note 3                 425         6,704
  Notes receivable, net of allowance for
    doubtful notes of $1,400 and $1,700       2,529         3,058
  Miscellaneous                              18,490        19,915

        Total other assets                   65,275        75,193


PROPERTIES, at cost:
  Land and improvements                       5,222         3,433
  Buildings and improvements                 27,901        22,820
  Machinery and equipment                    59,041        52,488
                                             92,164        78,741
  Accumulated depreciation                (  52,508)    (  49,055)

        Net properties                       39,656        29,686

                                           $209,837      $330,225


See Notes to Condensed Consolidated Financial Information.

                           KATY INDUSTRIES, INC.

                   CONDENSED CONSOLIDATED BALANCE SHEETS

                 SEPTEMBER 30, 1994 AND DECEMBER 31, 1993
                                                   September 30,   December 31,
                                                       1994            1993
                                                        (Thousands of Dollars)
CURRENT LIABILITIES:
  Notes payable                          $ 12,271      $ 10,163
  Accounts payable                          7,773         8,777
  Accrued compensation                      5,614         5,058
  Accrued interest and taxes                2,588         1,131
  Accrued liabilities                      25,209        21,508
  Current maturities, long-term debt        2,117         2,991
  Dividends payable                           646           643
        Total current liabilities          56,218        50,271


LONG-TERM DEBT, less current maturities     8,732         4,289


OTHER LIABILITIES                          31,122        31,899



MINORITY INTEREST                             215          -

        Total liabilities                  96,287        86,459

STOCKHOLDERS' EQUITY:
  Common stock, $1 par value, authorized
    25,000,000 shares, issued and outstanding
    9,821,329 shares                        9,821         9,821
  Additional paid-in capital               51,111        51,111
  Foreign currency translation and
    other adjustments - Note 7              2,396         3,880
  Unrealized holding gains - Note 1         7,099          -
  Retained earnings                        56,018       192,814
  Treasury stock (1994 -747,942;
    1993 - 803,942 shares) - Note 7     (  12,895)    (  13,860)

        Total stockholders' equity        113,550       243,766

                                         $209,837      $330,225

See Notes to Condensed Consolidated Financial Information.

                              KATY INDUSTRIES, INC.

                 STATEMENTS OF CONDENSED CONSOLIDATED OPERATIONS

         THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1994 AND 1993


                                                Three Months             Nine Months
                                             Ended September 30       Ended September 30
                                               1994      1993           1994       1993
                                             (Thousands of Dollars Except Per Share Data)
Net sales                           $ 40,561 $ 43,678  $121,625  $128,610

Costs and expenses:
  Cost of goods sold                  26,195   31,635    89,347    92,658
  Selling, general and administrative 11,811   13,340    33,254    36,055
  Depreciation and amortization        1,501    1,408     4,559     4,386
  Interest expense                       335      474     1,357     1,291
  Interest income                  (     704)         (     980)(   3,223)(   3,631)
  Provision for (recovery of) doubtful
    accounts and notes - Note 5            5    1,027      (835)    1,217
  Other expense (income), net - Note 5      (      74)(     376)    2,323 (   2,045)
  Gain on sale of stock - Note 3        -   (   8,497)     -    (  14,578)
  Write off of assets - Note 5                   -         -        9,288      -
                                      39,069   38,031   136,070   115,353

    Income (loss) from continuing consolidated
     operations before provision for income
     taxes and minority interest       1,492    5,647 (  14,445)   13,257

Benefit (Provision) for income taxes        (     540)(   2,807)    3,063 (   6,997)
Minority stockholders share of (income) loss(       5)      437 (      10)    1,461

    Income (loss) from continuing
     consolidated operations             947    3,277 (  11,392)    7,721

Equity in income of unconsolidated
   subsidiaries - Note 2               1,086    1,018     2,390     2,342

Gain as a result of initial public
  offering by an unconsolidated
  subsidiary - Note 2                   -         -        -          835

   Income (loss) from continuing operations     2,033     4,295 (   9,002)   10,898

Discontinued consolidated               -   (   4,275)     -    (   5,618)
   operations - Note 6

   Income (loss) before cumulative effect of
     change in accounting principle    2,033       20 (   9,002)    5,280

Cumulative effect of change in
  in accounting principle               -        -         -    (   1,418)

     Net income (loss)              $  2,033 $     20 ($  9,002) $  3,862

See Notes to Condensed Consolidated Financial Information.

                              KATY INDUSTRIES, INC.

                 STATEMENTS OF CONDENSED CONSOLIDATED OPERATIONS

         THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1994 AND 1993

                                          Three Months         Nine Months
                                       Ended  September 30 Ended  September 30
                                         1994       1993     1994       1993
                                                (Thousands of Dollars Except Per Share Data)
Earnings per share:

  Income (loss) from continuing operations      $   .22   $    .48 ($   1.00) $   1.20

  Discontinued consolidated operations    -   (     .48)      -    (     .62)

  Cumulative effect of change
   in accounting principle                -                   -         -     (     .15)

        Net income (loss)             $    .22            $   -              ($   1.00)      $    .43

Average shares outstanding (in thousands)         9,018                9,017                    9,018          9,017

Dividends per share - common stock - Note 4      $  .0625           $  .0625                 $14.1250       $  .1875

See Notes to Condensed Consolidated Financial Information.

                            KATY INDUSTRIES, INC.

               STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS

                NINE MONTHS ENDED SEPTEMBER 30, 1994 AND 1993
                                                           Nine Months Ended
                                                             September 30
                                                           1994         1993
Cash flows from operating activities:
  Net income (loss)                         ($  9,002)  $  3,862
  Gain as a result of an initial public
   offering by an unconsolidated subsidiary      -     (     835)
  Write-off of investments                      9,288       -
  Gain on sale of assets                    (      70) (  15,787)
  Discontinued operations                        -         5,618
  Provisions for inventory valuation reserves   5,072       -
  Cumulative effect of change in accounting principle       -                                                          1,418
  Adjustments to reconcile net income to net cash
    flows from operating activities             1,098      5,612

        Net cash flows from operating activities           6,386                                                   (     112)

Cash flows from investing activities:
  Proceeds from sale of assets                    456     54,889
  Time deposits and marketable securities activity            -                                                       18,815
  Collections of notes receivable, net            640         81
  Purchase of subsidiary, net of
     cash acquired                          (   2,226)       150
  Capital expenditures                      (   2,193) (   3,637)

        Net cash flows from investing activities       (   3,323)                                                     70,298

Cash flows from financing activities:
  Notes payable activity, net                   2,108      2,005
  Principal payments on long-term debt      (   4,024) (   1,253)
  Payment of dividends                      ( 127,371) (   1,691)
  Additions to long-term debt                   4,019       -

        Net cash flows from financing activities       ( 125,268)                                                  (     939)

Net increase (decrease) in cash and cash
  equivalents                               ( 122,205)    69,247

Cash and cash equivalents beginning of period 130,289     34,801

Cash and cash equivalents end of period      $  8,084   $104,048

See Notes to Condensed Consolidated Financial Information.

(1)    Significant Accounting Policies

Consolidation Policy

   The financial statements include, on a consolidated basis, the accounts of Katy Industries, Inc. and subsidiaries (Katy) in which it has greater than 50% interest.

   The information furnished reflects all known adjustments which are, in the opinion of management, necessary for a fair presentation. Interim figures are subject to year-end audit adjustments. Certain amounts from prior years have been reclassified to conform with the 1994 financial statement presentation.

Inventories

   The components of inventories are as follows:

                                    September 30,      December 31,
                                        1994               1993
                                             (Thousands of Dollars)

           Raw materials       $ 13,265       $ 13,710
           Work in process        8,526          9,582
           Finished goods        12,279         17,433

                               $ 34,070       $ 40,725
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

   Adoption of SFAS No. 115 resulted in the reclassification of marketable securities with a cost of $15,795,000 to securities available-for-sale. Such securities were also revalued to their fair value on January 1, 1994 of $31,223,000 and the unrealized holding gain of $9,257,000, net of related taxes, was accounted for as a separate component of stockholders' equity. As of September 30, 1994 the unrealized holding gain was $6,679,000, net of related taxes. During the nine months ended September 30, 1994 there were no purchases or sales of marketable securities.





(2) Investments, at Equity, and Advances to Unconsolidated Subsidiaries

    Katy's investments in and advances to unconsolidated subsidiaries are comprised of the following:
    September 30, 1994               Investments    Advances       Total
                                            (Thousands of Dollars)
    Syratech Corporation                $36,900      $   -        $36,900
    Bee Gee Holding Company, Inc.         6,931          -          6,931

                                         $43,831      $   -        $43,831


    December 31, 1993                 Investments    Advances      Total

    Syratech Corporation                $32,977      $   -        $32,977
    Bee Gee Holding Company, Inc.         6,281          -          6,281
    C.E.G.F. (USA)                        2,060        4,198        6,258

                                         $41,318      $ 4,198      $45,516

    In March, 1994 Katy purchased 50% of the outstanding common stock of C.E.G.F. (USA), an operator of cold storage facilities, for $2,750,000 which purchase resulted in Katy owning 95% of C.E.G.F. The excess of the purchase price over the net book value of assets purchased has been allocated to properties and is being depreciated over the remaining lives of the assets. As of March 31, 1994 the balance sheet of C.E.G.F. was included in Katy's Condensed Consolidated Balance Sheet and beginning in the second quarter of 1994 the income statement of C.E.G.F. has been included in Katy's Statement of Condensed Consolidated Operations. This acquisition does not materially impact Katy's results of operations or financial position.

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

(2) Investments, at Equity, and Advances to Unconsolidated Subsidiaries (Continued)

    The condensed financial information which follows reflects Katy's proportionate share in the financial position and results of operations of all of its unconsolidated subsidiaries:

                                           September 30,     December 31,
                                               1994              1993
                                                   (Thousands of Dollars)
           Current assets          $ 37,519       $ 35,356
           Current liabilities    (  12,633)     (  13,864)

             Working capital         24,886         21,492

           Properties, net           25,786         29,283
           Other assets                 767            913
           Long-term debt         (   4,948)     (   8,979)
           Other liabilities      (   5,875)     (   5,234)

             Stockholders' equity    40,616         37,475

           Unamortized excess of cost
             over net assets acquired                3,215     3,843

           Investments, at equity, in
             unconsolidated subsidiaries          $ 43,831  $ 41,318

                                        Three Months             Nine Months
                                      Ended September 30      Ended September 30
                                        1994       1993         1994      1993
                                               (Thousands of Dollars)
         Sales                       $ 25,891   $ 24,958    $ 67,675   $ 70,912

         Costs and expenses         (  23,436) (  23,014)  (  62,444) (  66,268)

           Net income                   2,455      1,944       5,231      4,644

         Amortization of excess
           of cost over net
           assets acquired          (     197) (     214)  (     599) (     596)

         Provision for income taxes (   1,172) (     712)  (   2,242) (   1,706)

           Equity in net income
             of unconsolidated
             subsidiaries            $  1,086   $  1,018    $  2,390   $  2,342

(3) Investments, at Cost

    In April, 1994 management of Katy met with Katy's oil exploration joint venture partners and, based on current facts and circumstances, Katy has decided not to commit further funds to the oil exploration project and will not participate in any further activities on the site. Accordingly, in March, 1994 Katy wrote off its $6,580,000 investment.

    In January, 1993 Katy sold its 8% interest, (78,145 shares of common stock) in Compagnie des Entrepots et Gares Frigorifiques (CEGF), a French cold storage company, for cash proceeds of $10,953,000 resulting in a pre-tax gain of $6,081,000. In the third quarter of 1993 Katy sold 300,000 shares of Union Pacific Corporation common stock for proceeds of $18,091,000, resulting in a pre-tax gain of $8,497,000.

(4) Special Dividend

    On June 29, 1994, Katy's Board of Directors declared a special cash dividend of $14.00 per share on Katy's common stock, payable August 19, 1994 to stockholders of record at the close of business on July 22, 1994.

(5) Nonrecurring Items

    During the second quarter of 1994 Katy provided $5,072,000 of inventory reserves at certain subsidiaries, which were primarily related to the Industrial Machinery segment. In addition, Katy management has decided to cease production and re-build of presses at its manufacturer of presses resulting in a $600,000 charge. These provisions have been charged to cost of goods sold in the accompanying Statements of Condensed Consolidated Operations. Management has also concluded that the value ($2,708,000) of the Seghers waste-to-energy technology that was acquired in 1987 has been significantly impaired and wrote it off in the second quarter of 1994. In June, 1994, Katy incurred a charge of $650,000 for moving its corporate office to Englewood, Colorado including severance compensation for those employees not relocating.

(6) Discontinued Consolidated Operations

    During the three months and nine months ended September 30, 1993 Katy provided $4,275,000 and $5,618,000, net of income tax benefits of $2,312,000 and $3,064,000, respectively, for additional environmental cleanup costs at plant sites of units discontinued in prior years and to record the loss on disposal of assets of a unit discontinued in a prior year.

(7) 1994 Key Employee and Director Stock Purchase Plan

    During the third quarter of 1994 the Board of Directors approved a stock purchase plan for key employees and directors. Under the Plan, 75,000 shares of Katy common stock, held in treasury stock, were reserved for issuance at a purchase price equal to 65% of the market value of the shares as determined based upon the offering period established the Compensation Committee of Katy's Board of Directors. As of September 30, 1994, 56,000 shares were issued at a purchase price of $6.47 per share.
(7)  1994 Key Employee and Director Stock Purchase Plan (Continued)

Proceeds from the purchase of these shares consisted of notes receivable payable over sixty months with an interest rate equal to the Federal Short Term Rate. The excess of the cost of the treasury shares over the market value of the shares at the date of purchase has been charged to retained earnings. The notes receivable from plan participants are included in the Condensed Consolidated Balance Sheets under the caption "Foreign currency translation and other adjustments".

(8) Sale of Subsidiary

    In September, 1994 Katy entered into a letter of intent to sell it's gas engine repair and compressor parts subsidiary, Panhandle Industrial Co. Sales of this subsidiary were $7,012,000 and $7,310,000 and pretax income was $751,000 and $590,000 for the nine months ended September 30, 1994 and 1993, respectively.
Katy anticipates that the sale will be finalized in the fourth quarter and that it will not record a loss as a result of this sale.

LIQUIDITY AND CAPITAL RESOURCES

    On June 29, 1994, Katy's Board of Directors declared a special cash dividend of $14.00 per share on Katy's Common Stock, payable August 19, 1994 to stockholders of record at the close of business on July 22, 1994.

    Action on the special dividend, which had initially been recommended to the Board by a special committee on March 8, 1994, had been deferred until the Delaware Court of Chancery ruled on Pensler Capital Partners and Herbert Mendel's application for a preliminary injunction. The Delaware Court of Chancery on Friday, June 17, 1994 denied the application for a preliminary injunction. The dividend amounting to $126,243,000, which will be taxable as ordinary income to the stockholders, was funded through Katy's cash and cash equivalent balances.

    During the nine months ended September 30, 1994 working capital decreased
$126,387,000 compared to December 31, 1993.   Current ratios were 1.87 to 1.00
at September 30, 1994 and 4.48 to 1.00 at December 31, 1993, respectively. The decrease in working capital and in the current ratio principally results from the payment of the special dividend which was declared on June 29, 1994. Katy has authorized and expects to commit an additional $1,800,000 for capital projects during the remainder of 1994. Funding for these expenditures and for working capital needs is expected to be accomplished substantially through use of internally generated funds from operations supplemented by short-term borrowing.

    On January 1, 1994 Katy adopted Statement of Financial Accounting Standards ("SFAS") No. 115 "Accounting for Certain Investments in Debt and Equity Securities". SFAS No. 115 requires, among other things, that securities which are available for sale be classified as such and stated at their fair value with the unrealized holding gain or loss accounted for as a separate component of stockholders' equity. Upon adoption Katy reclassified marketable securities with a cost of $15,795,000 to securities available for sale. Such securities were revalued to their fair value, on January 1, 1994, of $31,223,000 and the unrealized holding gain of $9,257,000, net of related taxes, was accounted for as a separate component of stockholders' equity.
As of September 30, 1994 the securities were valued at $26,736,000 and the unrealized holding gain was $6,679,000, net of related taxes. Subsequent to September 30, 1994 the market value of the securities decreased to $23,682,000 and the unrealized holding gain decreased to $4,815,000, net of related taxes.

    The Company and certain of its current and former direct and indirect corporate predecessors, subsidiaries and divisions have been identified by the U.S. Environmental Protection Agency and certain state environmental agencies and private parties as potentially responsible parties ("PRP's") at a number of hazardous waste disposal sites under the Comprehensive Environmental Response, Compensation and Liability Act ("Superfund") and equivalent state laws and, as such, may be liable for the cost of cleanup and other remedial activities at these sites. Responsibility for cleanup and other remedial activities at a Superfund site is typically shared among PRPs based on an allocation formula. The means of determining allocation among PRPs


LIQUIDITY AND CAPITAL RESOURCES (Continued)

is generally set forth in a written agreement entered into by the PRPs at a particular site. An allocation share assigned to a PRP is often based on the PRP's volummetric contribution of waste to a site. The Company is also involved in remedial response and voluntary environmental clean-up at a number of other sites which are not currently the subject of any legal proceedings under Superfund, including certain of its current and formerly owned manufacturing facilities. Based on its estimate of allocation of liability among PRPs, the probability that other PRPs, many of whom are large, solvent, public companies, will fully pay the costs apportioned to them, currently available information concerning the scope of contamination, estimated remediation costs, estimated legal fees and other factors, the Company has remaining reserves at September 30,
1994 for indicated environmental liabilities in the aggregate amount of
approximately $6,300,000.    Although management believes that these matters in
the aggregate are not likely to have a material adverse effect on Katy's consolidated financial position or results of operations, further costs could be significant and will be recorded as a charge to operations when such costs become probable and reasonably estimable.

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

    At September 30, 1994, Katy had short and long-term indebtedness for money borrowed of $23,120,000 of which $12,271,000 represented short-term bank credit lines from banks in Germany in support of Katy's 75% owned German subsidiary. Total debt was 16.92% of total debt and equity at September 30, 1994. In August, 1994, Katy changed it's banking relationship and has a commitment for a secured short-term line of credit from The Northern Trust Company in the amount of $20,000,000. In addition, a Katy subsidiary has obtained a secured bank loan for $7,400,000 of which $3,700,000 will be used for expansion of its Plant City, Florida cold storage warehouse. The balance of the loan proceeds was paid to Katy as partial payment of a mortgage it held on the property.

    During the first nine months of 1994, Katy's 75% owned German subsidiary, Schon & Cie, AG ("Schon") incurred losses of $5,986,000 from operations, including a provision for excess inventory quantities in the second quarter which was made in consolidation for United States reporting purposes. These losses were mitigated somewhat by a partial recovery of trade receivables written-off in prior years. In November Katy will pay approximately $5,200,000 of Schon's bank debt, representing 100% of the remaining amounts guaranteed by Katy and also will lend Schon $326,000 for working capital. In addition, Schon received approval from its banks for approximately $3,900,000 of new debt to provide for working capital needs. Sales volume and order backlog remain inadequate and management continues to evaluate its options with regard to Schon.
Katy does not
anticipate providing substantial additional funding for Schon.


LIQUIDITY AND CAPITAL RESOURCES (Continued)


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

    Management is in the process of reviewing each of its businesses to determine the Company's focus for the future. Upon the conclusion of such review, management may determine to sell certain companies and may augment its remaining businesses with acquisitions. Such review has yet to be completed. When sales do occur, management anticipates that funds from these sales will be used for general corporate purposes. Any acquisitions would be funded through cash balances, available lines of credit and future borrowings. In September, 1994 Katy announced that it has entered into a letter of intent to sell Panhandle
Industrial Co., a gas engine repair and compressor parts business. Sales of this subsidiary were $7,012,000 and $7,310,000 and pretax income was $751,000 and 4590,000 for the nine months ended September 30, 1994 and 1993, respectively. Katy anticipates that the sale will be finalized in the fourth quarter and that it will not record a loss as a result of this sale.

    As a preliminary result of the above mentioned review process, Katy management decided that for consolidated financial reporting purposes, a consistent methodology for estimating inventory valuation reserves should be applied for all subsidiaries, regardless of their unique business or foreign financial reporting requirements. As a result, consolidated inventory valuation reserves increased for excess and potentially unsalable inventories due to low sales in recent years and current low sales order backlogs for certain industrial companies, primarily foreign operations. The aggregate charge to cost of goods sold in the Statements of Condensed Consolidated Operations during the second quarter was $5,072,000 for these items.

RESULTS OF OPERATIONS

Nine Months Ended September 30, 1994

    Following are summaries of sales and operating income for the nine months ended
September 30, 1994 and 1993 by industry segment:

                                          Sales
                                                  Increase  (Decrease)
                              1994      1993      Amount     Per Cent
                                          (Thousands of Dollars)
Industrial Machinery      $ 46,529  $ 43,515     $  3,014    6.92%

Industrial Components       24,823    40,997    (  16,174) (39.45 )

Consumer Products           50,273    44,098        6,175   14.00

     Total sales          $121,625  $128,610    ($  6,985) ( 5.43%)


                                                Operating Income
                                                            Percent of Sales
                                   1994        1993        1994        1993
                                 (Thousands of Dollars)

Industrial Machinery            ($  4,577)  ($  2,822)  (  9.84%)    ( 6.49%)

Industrial Components               1,583       1,676      6.38        4.09

Consumer Products                   6,169       4,482     12.27       10.16

     Total operating income      $  3,175    $  3,336      2.61%       2.59%

   The increased sales of the Industrial Machinery segment is primarily attributable to the food packaging and food processing machinery manufacturers. The 1994 operating loss reported for the segment was considerably higher than the loss reported in 1993, the result of provisions to inventory valuation reserves at certain locations, primarily foreign operations. Increased operating income due to increased sales and improved operating margins of the food processing and food packaging machinery manufacturers were offset by the above mentioned inventory valuation provisions.

   The Industrial Components segment reported decreased sales primarily due to the divestiture of the pump manufacturing companies in the fourth quarter of 1993. Operating income declined primarily as the result of provisions to inventory valuation reserves of a foreign subsidiary which more than offset increased sales and operating income by the manufacturer of specialty metals and the divestiture of the pump manufacturing companies, which had reported an operating loss 1993.

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

   Selling, general and administrative expenses decreased by $2,801,000, primarily the result of decreased sales expenses due to lower sales in 1994 and the sale of the pump manufacturing companies in the fourth quarter of 1993.

   Income before income taxes decreased by $27,702,000, primarily the result of the write-off of investments of $9,288,000 (oil exploration joint venture investment and Seghers technology), provision for inventory valuation reserves of $5,072,000 in 1994 and the inclusion in 1993 of a gain of $15,956,000 from the sale of investments. Additionally, Katy ceased production and re-build activities at the manufacturer of presses incurring charges to operations of $600,000 and also incurred charges of $650,000 for the cost of moving its corporate office to Englewood, Colorado, including severance compensation for those employees not relocating.

   Equity in income of unconsolidated subsidiaries increased by $48,000.  Bee
Gee
Holding Company, Inc. reported increased earnings due to higher sales and margins. Syratech Corporation reported increased earnings, resulting from a lower effective tax rate and increased sales. As a result of the dilution of Katy's ownership percentage of Syratech, Katy's share of Syratech's income in 1994 decreased slightly. For additional information on unconsolidated subsidiaries and gain as a result of initial public offering of an unconsolidated subsidiary in 1993, see Note 2 of Notes to Condensed Consolidated Financial Information.

Three Months Ended September 30, 1994

   Following are summaries of sales and operating income for the three months ended
September 30, 1994 and 1993 by industry segment:
                                                     Sales
                                                         Increase (Decrease)
                                  1994        1993       Amount     Per Cent
                                (Thousands of Dollars)
Industrial Machinery            $ 15,161    $ 15,058    $    103       .68%

Industrial Components              7,952      13,450   (   5,498)   (40.88 )

Consumer Products                 17,448      15,170       2,278     15.02

     Total sales                $ 40,561    $ 43,678   ($  3,117)   ( 7.14%)
Three Months Ended September 30, 1994 (Continued)

                                               Operating Income
                                                           Percent of Sales
                                  1994        1993        1994        1993
                                (Thousands of Dollars)

Industrial Machinery             $    972    ($   690)     6.41%    (  4.58%)

Industrial Components               1,313    (     89)    16.51%    (   .66%)

Consumer Products                   2,257       1,669     12.94%      11.00%

     Total operating income      $  4,542    $    890     11.20%       2.04%

   The Industrial Machinery segment reported increased sales in all units of the segment except for the press manufacturing operation which ceased operations in the second quarter of 1994. The manufacturers of food packaging and food processing equipment reported increased operating income, the result of increased sales, while the remaining units in the segment reported decreased operating income, the result of lower margins.

   The Industrial Components segment reported decreased sales while operating income increased substantially the result of the sale of the pump manufacturing companies in the fourth quarter of 1993. The manufacturers of electrical equipment and precision metal products reported increased sales and operating income, the result of higher profit margins.

   The Consumer Products segment reported increased sales and operating income, primarily due to the acquisition of a cold storage company (see Note 2 of Notes to Consolidated Financial Information) in March, 1994. Increased sales and operating income were reported by the distributor of electronic parts while the manufacturer of paints and stains posted increased sales with operating income remaining flat. The sanitary maintenance supplies business continued to face competitive pricing pressures which impact margins and result in a decline in operating income, despite increased sales.

   Income before income taxes decreased by $4,155,000, primarily the result of the inclusion in 1993 of a gain of $9,875,000 from the sale of investments.

   The provision for income taxes decreased in 1994 by $2,267,000, the result of lower domestic taxable income, primarily due to the inclusion in 1993 of a gain of $9,875,000 from the sale of investments.

   Equity in income of unconsolidated subsidiaries increased by $68,000.  Bee
Gee
Holding Company, Inc. reported increased earnings due to higher sales volumes and margins. Syratech Corporation reported increased earnings, resulting from increased sales, a lower effective tax rate and slightly higher operating margins. As a result of the dilution of Katy's ownership percentage of Syratech,
Katy's share of Syratech's income in 1994 decreased. For additional information on unconsolidated subsidiaries, see Note 2 of Notes to Consolidated Financial Information.

                           KATY INDUSTRIES, INC.

                        PART II - OTHER INFORMATION


   Item 1.  LEGAL PROCEEDINGS

       During the quarter for which this report is filed, there have been no material developments in previously reported legal proceedings, and no other cases or legal proceedings, other than ordinary routine litigation incidental to Katy's business and other non-material proceedings, have been brought against Katy.



Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter for which this
report is           filed.














                                Signatures

       Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  KATY INDUSTRIES, INC.
                                                       Registrant


DATE:  November 14, 1994                          By /s/John R. Prann, Jr.
                                                  John R. Prann, Jr.
                                                  President,
                                                  Chief Executive Officer &
                                                  Chief Operating Officer

DATE:  November 14, 1994                          By /s/P. Kurowski
                                                  Paul Kurowski
                                                  Secretary, Treasurer &
                                                  Chief Financial Officer