Form 10-Q/A
period 1994-11-14
KATY INDUSTRIES INC
filed 1995-01-19
CIK 54681

Securities and Exchange Commission
                          Washington, D.C. 20549

                                 FORM 10-Q/A

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



     Form 10-QA is being summitted with Exhibit 27, which was not attached in the original submital.



     Item 6. EXHIBITS AND REPORTS ON FORM 8-K


     Exhibit No.       Financial Data Schedules
       27


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