Form 10-K
KATY INDUSTRIES INC
filed 1995-03-30
CIK 54681

Securities and Exchange Commission
                          Washington, D.C.  20549

                                 FORM 10-K
           Annual Report Pursuant to Section 13 or 15(d) of the
                      Securities Exchange Act of 1934

 For the fiscal year ended:December 31, 1994 Commission file number 1-5558

                           Katy Industries, Inc.
          (Exact name of registrant as specified in its charter)
                   Delaware                                   75-1277589
(State of Incorporation)             (IRS Employer Identification Number)

        6300 S. Syracuse #300, Englewood, Colorado           80111
                 (Address of Principal Executive Offices)       (Zip Code)

    Registrant's telephone number, including area code: (303) 290-9300

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

     The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price in the New York Stock Exchange consolidated reporting system on March 27, 1995 was approximately $44,450,000. On that date 9,076,387 shares of Common Stock, $1.00 par value, were outstanding, the only class of the registrant's common stock.

                    Documents Incorporated By Reference

1. Syratech Corporation's Annual Report on Form 10-K filed with the United States Securities and Exchange Commission - Part II

2. Proxy Statement for the 1995 Annual Meeting of Stockholders of Katy Industries, Inc. - Part III

      Exhibit index appears on page 67.     Report consists of 71 pages
                             TABLE OF CONTENTS

PART I                                                                Page

Item 1.  Business

(a)        General Development of Business...............................   3
(b)        Financial Information About Industry Segments.................   3
(c)        Narrative Description of Business.............................   3
              Industrial Machinery Group.................................   3
              Industrial Components Group................................   4
              Consumer Products .........................................   4
              Investments................................................   4
              Distribution...............................................   4
              Raw Materials..............................................   5
              Employees..................................................   5
              Environmental Policies and Controls........................   5
              Licenses, Patents and Trademarks...........................   5
              Research and Development Costs.............................   5
(d)        Financial Information About Foreign and Domestic Operations
              and Export Sales...........................................   5
Item 2.    Properties....................................................   6
Item 3.    Legal Proceedings.............................................   7
Item 4.    Submission of Matters to a Vote of Security Holders...........  14

PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder
              Matters....................................................  14
Item 6.    Selected Financial Data.......................................  15
Item 7.    Management's Discussion and Analysis of Financial Condition
              and Results of Operations..................................  16
Item 8.    Financial Statements and Supplementary Data...................  28
Item 9.    Changes in and Disagreements with Independent Auditors
              on Accounting and Financial Disclosure.....................  28

PART III

Item 10.   Directors and Executive Officers of the Registrant............  29
Item 11.   Executive Compensation........................................  29
Item 12.   Security Ownership of Certain Beneficial Owners and
              Management.................................................  29
Item 13.   Certain Relationships and Related Transactions................  29

PART IV

Item 14.   Financial Statements, Schedules, Exhibits and Reports on
              Form 8-K...................................................  29
Signatures...............................................................  70

PART I.

Item 1.  BUSINESS

(a)  General Development of Business

     Katy Industries, Inc. ("Katy" or the "Company") was organized as a Delaware corporation in 1967, and carries on business through three principal operating groups: Industrial Machinery, Industrial Components and Consumer Products. Katy also has equity investments in two companies. Each Katy subsidiary has its own management and the head of each subsidiary is responsible for the business and affairs of that company. Nevertheless, each enterprise operates within a framework of broad policies and corporate goals established by Katy's corporate staff, which is responsible for overall planning, financial management, acquisitions, dispositions and other related administrative and corporate matters.

     For information concerning dispositions and acquisitions of certain operating units reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 and the Consolidated Financial Statements included in Item 8 of this report.

     Management continuously reviews each of its businesses. As a result of these ongoing reviews management may determine to sell certain companies and may augment its remaining businesses with acquisitions. Any acquisitions would be funded through current cash balances, available lines of credit and new borrowings.

(b)  Financial Information About Industry Segments

     Information required hereunder is incorporated by reference from Note 11 of the Notes to Consolidated Financial Statements.

(c)  Narrative Description of Business

     Set forth below is information about Katy's operating groups, investments, and Katy's business in general:

     Industrial Machinery Group

     This group's principal business is the manufacture and sale of production machinery for the shoe-making industry and die-cutting machinery. Other companies in this group manufacture and sell production machinery for the food packaging, food processing and woodworking industries and operate a waste-to-energy facility. The manufacturer of presses ceased production and rebuild of presses during 1994. Through this group Katy is able to service most of the packaging requirements of the cookie and cracker industry. The companies in this group do not experience a seasonal sales trend. The companies which sell and manufacture production machinery for the shoe-making industry and die-cutting machinery accounted for 21%, 20% and 21% of Katy's net sales in 1994, 1993 and 1992, respectively. The Katy companies in this group have a number of competitors, some of which are larger and have greater financial resources.

     Net sales for these companies for the years ended December 31, 1994, 1993 and 1992 were $64,683,000, $61,363,000 and $67,383,000, respectively, and the aggregate sales backlogs at December 31, 1994 and 1993 were $11,184,000 and $15,889,000, respectively.



     Industrial Components Group

     The principal companies in this group manufacture and sell components such as specialty metals and testing and measuring instruments for the electrical and electronic markets. During 1994 Katy sold its business that refitted machinery for the oil, gas and petrochemical industries and in 1993 sold its pump manufacturing business. The companies in this group do not experience a seasonal sales trend. Net sales for the companies in this group for the years ended December 31, 1994, 1993 and 1992 were $31,357,000, $50,853,000 and $57,801,000, respectively, and the aggregate sales backlogs at December 31, 1994 and 1993 were $9,262,000 and $8,377,000, respectively. The reduction in sales and backlog is caused primarily by the sale of the refitting of machinery and pump manufacturing businesses. The Katy companies in this group have a number of competitors, some of which are larger and have greater financial resources.

     Consumer Products Group

     The principal companies in the Consumer Products Group manufacture, package and sell sanitary maintenance supplies, air filters and electronic components. Other companies manufacture paints and stains and operate two cold storage facilities in the United States. The paint and stain manufacturer experiences a seasonal sales trend which does not materially effect Katy's financial position and results from operations. Net sales for these companies for the years ended December 31, 1994, 1993 and 1992 were $63,541,000, $56,507,000 and $51,893,000, respectively, and the aggregate sales backlogs at December 31, 1994 and 1993 were $2,408,000 and $2,055,000, respectively. The Katy companies in this group have a number of competitors, some of which are larger and have greater financial resources.

     Investments

     Katy has investments, at equity, in two companies. One is engaged in the manufacture, importation and sale of tabletop and giftware products and the manufacture and sale of casual furniture and accessories. The other harvests shrimp off the coast of South America and processes shrimp and other seafoods for the domestic and foreign market. These companies have a number of competitors, some of which are larger and have greater financial resources. During 1994 Katy acquired a majority interest in the business that operates two cold storage facilities in the United States and now consolidates that business within the Consumer Products Group. Also during 1994, Katy wrote off its primary investment carried at cost, the oil exploration joint venture in Indonesia. For additional information related to investments, reference is made to Notes 4 and 13 of the Notes to Consolidated Financial Statements in this report, which information is incorporated herein by reference.

     Distribution

     Katy companies extensively market their products domestically and internationally, primarily through manufacturer's representatives. No single agent represents more than one Katy operation. In addition, where concentration of marketing permits, employee salesmen and staff sales organizations are utilized.

     Raw Materials

     Katy operations have not experienced significant difficulty in obtaining raw materials, fuels, parts or supplies for their activities during the most recent fiscal year, but no prediction can be made as to possible future supply problems or production disruptions resulting from possible shortages.

     Employees

     Katy employed 1,285 people as of December 31, 1994, 24 of whom were employed at Katy's home office and approximately 210 of whom were members of various unions. Katy's labor relations are generally satisfactory and there have been no strikes in recent years which have materially affected its operations. All regular employees are covered by varying types of group health, accident and life insurance plans.

     Environmental Policies and Controls

     Katy does not anticipate that federal, state or local environmental laws or regulations will have a material adverse effect on its consolidated operations or financial position. Katy anticipates making additional expenditures for environmental control facilities during 1995, in accordance with terms agreed upon with the United States Environmental Protection Agency and various state environmental agencies. (See Part I, Item 3 (4) - Legal Proceedings - Environmental Claims)

     Licenses, Patents and Trademarks

     In 1987 Katy purchased the technology to manufacture waste-to-energy facilities in North America from Seghers Engineering S.A. of Brussels,
Belgium.   During the second quarter of 1994, the Supreme Court of the United
States of America ruled that the ash generated by such waste-to-energy facilities is hazardous waste. This ruling has resulted in higher operating costs for waste-to-energy facilities. Based on the developments within the waste-to-energy industry in recent years and the ruling discussed above, management has concluded that further commercialization of the Seghers technology is unlikely, that the value of the technology has been significantly impaired and, accordingly, has written down its investment in
this technology to zero.   (See Note 13 of the Notes to Consolidated Financial
Statements). Katy believes that all other patents and licenses held by its subsidiaries are not a significant competitive factor in the conduct of its operations. The success of Katy's products has not depended on patent and license protection, but rather on the quality of Katy's products, proprietary technology, contract performance and the technical competence and creative ability of Katy's personnel to develop and introduce saleable products.

     Research and Development Costs

     Research and development costs are expensed as incurred and are not material to Katy's operations.

(d)  Financial Information About Foreign and Domestic Operations and Export
Sales

     Information required hereunder is incorporated by reference from Note 11 of the Notes to Consolidated Financial Statements.

Item 2.  PROPERTIES

     As of December 31, 1994, Katy's total building floor area owned or leased was 2,115,000 square feet, of which 1,333,000 square feet were owned and 782,000 square feet were leased. The following table shows by industry segment a summary of the size (in square feet) and character of the various facilities included in the above totals together with a description of the location of the principal facilities.

     Industry Segment                         Owned    Leased  Total
                                                (in thousands of square feet)
Industrial Machinery -- primarily plant and
  office facilities with principal facilities
  located in Savannah, Georgia; Chicago, Illinois;
  Wabash, Indiana; Danvers, Massachusetts;
  York, Pennsylvania; Sandy, Utah;
  Bischwiller, France; and Winzeln, Germany..  482      640     1,122

Industrial Components -- primarily plant and
  office facilities with principal facilities
  located in Cary and Elgin, Illinois;
  Lancaster, Pennsylvania; and
  London, Ontario, Canada ..................   187       13       200

Consumer Products -- primarily plant and
  office facilities with principal facilities
  located in Chico, California; Plant City, Florida;
  Wrens, Georgia; Chicago, Illinois; Pineville,
  North Carolina; York, South Carolina; and
  Houston, Texas............................   526      108      634

Corporate -- office facilities in Englewood,
  Colorado and Elgin, Illinois
  and rental properties in Elk Grove Village,
  Illinois; Elkhart, Indiana; and New York,
  New York..................................   138       21      159


                                             1,333      782    2,115

All properties used in operations are owned or leased and are suitable and adequate for Katy's operations. It is estimated that approximately 93% of these properties are being utilized and are fully productive. For information related to mortgages and leases on properties, reference is made to Notes 5 and 10 of the Notes to Consolidated Financial Statements in this report.

Item 3.  LEGAL PROCEEDINGS

     Except as set forth below, no cases or legal proceedings are pending against Katy, other than ordinary routine litigation incidental to Katy and its businesses and other non-material cases and proceedings.

1. In Re Katy Industries, Inc. Shareholders Litigation, Civil Action No. 12612 (Chancery Court, New Castle County, Delaware); filed November 13, 1992.

     Between June 29, 1992 and September 4, 1992, a total of nine purported class action complaints were filed in the Court of Chancery of the State of Delaware in and for New Castle County by purported stockholders of Katy against various directors of Katy and, in some cases, Katy challenging a June 1992 proposal by the family of Wallace E. Carroll, former chairman of Katy, the holders, in the aggregate at that date, of a majority of Katy's outstanding common stock, to acquire the minority interest in the Company through a merger with a family-owned company. The director defendants include, among others, those members of the Carroll family who serve as directors of Katy. These actions were subsequently consolidated with the foregoing caption (the "Consolidated Complaint").

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

     On February 24, 1994, the plaintiffs moved for leave to file a second amended complaint in this action. The proposed complaint alleges that the Carroll family defendants have breached their fiduciary duties to the Company's stockholders by, among other things, (i) acquiring shares of the Company's common stock in the open market in an alleged attempt to prevent Pensler Capital Partner, I.L.P. from proceeding with its $28 per share proposal to acquire the Company (discussed below), (ii) refusing to sell their interest in the Company pursuant to the transaction proposed by Pensler and announcing their intent to vote against the Pensler proposal in an attempt to defeat it, and (iii) refusing in their capacities as Katy directors to negotiate with Pensler or to agree to issue to Pensler an option, discussed below, that would have diluted the family's interest in the Company. The remaining director defendants are alleged to have breached their fiduciary duties by allegedly advancing the interests of the Carroll family and failing to agree to grant to Pensler the dilutive option discussed below. The proposed complaint also makes the allegations described above with respect to the transfer of oil and gas interests discussed above. The proposed complaint seeks certification as a class action, an injunction against actions designed to further entrench the Carroll family's control of the Company, an order compelling the defendants to take action to maximize stockholder value with respect to any third party offers that are made for the Company, and damages. On February 22, 1995, the plaintiffs stipulated to dismiss their claims against the defendants without prejudice. Katy does not anticipate any further liability with respect to this matter.

     2. Mendel, et. al. v. Carroll, et. al., Civil Action No. 13306 (Chancery Court, New Castle County, Delaware); filed December 22, 1993.

     On December 22, 1993, a purported stockholder of the Company filed an alleged class action complaint against the Company and its Board of Directors in the Delaware Court of Chancery in and for New Castle County. The complaint raises three counts. Count I alleges, among other things, that the Company's Board of Directors has breached its fiduciary duties by failing to maximize the value of the shares held by the Company's minority shareholders, in connection the Carroll family's June 1992 proposal to acquire the minority interest in the Company, through the Board's failure to dilute the Carroll family's interest to below a then majority of the outstanding shares. Count II alleges that the Carroll family has breached its fiduciary duties to the minority stockholders of the Company by (i) announcing that the Carroll family's interest in the Company was not for sale and (ii) enforcing an agreement among Carroll family members that required family members to offer their shares in the Company to other family members before selling them to a third party. Count III challenges the same assignment of certain oil and gas interests by the Company to certain entities owned or controlled by the Carroll family described in matter 1 above. The complaint seeks, among other things, (i) an order enjoining defendants from refusing to maximize the value of the Company's stock and damages in connection therewith, (ii) an order enjoining the Carroll family from enforcing its agreement among family members described above and from otherwise taking actions designed to reduce the demand for the Company by other bidders, and (iii) an order rescinding the challenged assignment of oil and gas interests. The Company denies, and understands that the other defendants deny, the allegations of wrongdoing alleged in the complaint. The Company intends, and understands that the other defendants intend, to defend the action vigorously. This action was consolidated with the action brought by Pensler Capital Partners, I.L.P., discussed in matter 3 below, for purposes of discovery and the subsequently denied preliminary injunction motion discussed below.

     Katy's liability, if any, with respect to this action cannot be determined at this time.

3. Pensler Capital Partners, I.L.P., et. al. v. Katy Industries, Inc., et. al., Civil Action No. 13386 (Chancery Court, New Castle County, Delaware); filed February 18, 1994.

     On February 18, 1994, a purported derivative action was filed in the Delaware Court of Chancery by Pensler Capital Partners, I.L.P. and others ("Pensler") against the Company and all members of the Company's Board of Directors (the "Board"). The complaint alleges, among other things, that the directors of the Company have breached their fiduciary duties to the Company's stockholders through their alleged refusal to negotiate in good faith with Pensler in connection with its proposal to acquire the Company in a merger transaction in which holders of the Company's outstanding common stock were to have received $28 per share in cash. The complaint states that the Board's actions in this regard and others have been dominated by the Carroll family, which held, in the aggregate at that date, a majority of the Company's outstanding common stock. The complaint states that, for a substantial period of time, the Board has engaged in a course of conduct which has been intended to allow the Carroll family to acquire control of the Company in one or more transactions that have not afforded the minority stockholders of the Company a control premium for their shares in the Company. The complaint seeks, among other things, (i) a declaration that the Board has breached its fiduciary duties in connection with Pensler's merger proposal, (ii) an order requiring the Board to negotiate with Pensler in good faith, (iii) an order requiring the Board to issue to Pensler an option to purchase 1.8 million shares of the Company's common stock, which, when exercised, would reduce the holdings of the Carroll family to less than a majority of the outstanding shares, (iv) an order requiring the Board to issue to Pensler an option to acquire 582,000 shares of the Company's common stock that were allegedly improperly acquired by the Company in June and September, 1991, and (v) an order enjoining the payment by the Company of an extraordinary dividend and from taking any other extraordinary action until such time as the effects of the defendants alleged unlawful actions have been dissipated. Pensler's motion for a mandatory injunction was denied on June 17, 1994. The Company intends to, and understands that the defendant directors intend to, deny all allegations of wrongdoing alleged in the complaint and to vigorously defend the action.

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

     (2) United States vs. W.J. Smith Wood Preserving Co., Civil No. S-87-193 CA (U.S. District Court, Eastern District of Texas, Sherman Division); and Texas Water Commission Administrative Enforcement Action.

     (3)  Notice of Potential Liability, issued by United States
          Environmental Protection Agency to LaBour Pump Company, a former division of American Gage & Machine Company, a Katy subsidiary, concerning Himco Dump site in Elkhart, Indiana.

     (4)  Notice of Potential Liability, issued by United States
          Environmental Protection Agency to Katy concerning Double Eagle Refining site in Oklahoma City, Oklahoma.

     (5)  Notice of Potential Liability, issued by United States
          Environmental Protection Agency to Katy concerning Galaxy/Spectron Refining site in Elkton, Maryland.

     (6)  Notice of Claim - Medford, Oregon.

     (7)  Demand for Indemnification - Northampton, Massachusetts.

     (8)  Demand for Indemnification - Southington, Connecticut.

     (9)  Notice of Potential Liability, issued by United States
          Environmental Protection Agency to Katy concerning Old Southington Landfill Site in Southington, Connecticut.

     (10) Notice of Potential Liability, issued by Kansas Department of Health and Environment to Panhandle Industrial Company, Inc. concerning municipal landfill in McPherson, Kansas.

     (11) Demand for Indemnification - Londonderry, New Hampshire.

     (12) Request that Katy join Potentially Responsible Party Group - Fuels and Chemicals Superfund Site, Coaling, Alabama.

     (13) Demand for Indemnification - Elgin, Illinois.

     (14) Missouri Pacific Railroad Company v. Katy Industries, Inc., (United States District Court, Northern District of Illinois, Eastern Division); filed August 6, 1993

     In matters (1), (3), (4), (5), (8), (9) and (12) above, the United
States is alleging, under the Comprehensive Environmental Response Compen-

sation and Liability Act ("CERCLA" or "Superfund"), that various generators and/or transporters of hazardous wastes are responsible for the clean-up of certain sites where there have been releases or threatened releases of hazardous substances into the environment. One or more Katy subsidiaries, or former subsidiaries, has been identified as a potentially responsible party ("PRP") in these matters. Under the federal Superfund statute, parties are held to be jointly and severally liable, thus subjecting them to potential individual liability for the entire cost of clean-up at the site. These costs are, by nature, difficult to estimate and subject to substantial change as litigation or negotiations with the United States, states, and other parties proceed.

     In the Midwest Solvent case, matter (1) above, the United States brought action to recover its costs in completing the initial clean-up of two dump sites. A number of original defendants in the case filed a third party complaint against Size Control Company, a former Katy subsidiary ("Size Control"), and other PRP's, for contribution. Size Control disputed liability. A partial settlement agreement was entered into pursuant to which the United States has been reimbursed for its initial clean-up costs. Size Control has entered into a settlement agreement, approved by the court, in order to settle its liability in this matter. Pursuant to this arrangement and assuming that projected cleanup costs are accurate, Size Control will pay approximately $200,000 over ten years.

     The W. J. Smith case, matter (2) above, originated as an enforcement action for civil penalties and injunctive relief under the Federal Resource Conservation and Recovery Act ("RCRA"). The United States Environmental Protection Agency ("USEPA") alleged violations of RCRA based upon the alleged status of sludge drying beds of W.J. Smith Wood Preserving Company, a Katy subsidiary ("W.J. Smith"), as a hazardous waste management unit. A consent decree was entered in this case on November 8, 1989. The consent decree provided for a $60,000 civil penalty that was paid in December, 1989, clean closure of the sludge drying beds, and installation of a new groundwater monitoring system.

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

     In 1993, TWC referred the entire matter to the USEPA, which initiated a Unilateral Administrative Order Proceeding under Section 7003 of RCRA against W.J. Smith and Katy. The proceeding requires certain actions at the site and certain off-site areas as well as development and implementation of additional cleanup activities to mitigate off-site releases. Pursuant to such order, W.J. Smith has requested a formal hearing regarding the parameters of such emergency actions and cleanup activities, which hearing has been postponed during the pendency of negotiations with USEPA regarding such parameters. In the interim, the company is undertaking certain of the required actions.

     Since 1990, the Company has spent in excess of $3,800,000 in undertaking cleanup and compliance activities in connection with this matter and has established a reserve, of approximately $4,000,000, for future such activities. The Company is currently negotiating with USEPA concerning additional actions to mitigate off-site releases. If the Company's proposal is approved, the Company believes that the amount reserved will be adequate. However, total cleanup and compliance costs cannot be determined at this time.

     Concerning matter (3) above, on April 20, 1989, USEPA issued a Notice of Potential Liability to LaBour Pump Company ("LaBour"), a former division of American Gage & Machine Company, a Katy subsidiary ("American Gage"), and thirty-six other PRP's concerning the Himco, Inc. dump site in Elkhart, Indiana. The notice stated that USEPA was planning to spend public funds to perform a remedial investigation and feasibility study ("RIFS") at the site unless such action was undertaken by responsible parties, and identifies all recipients of the notice as PRP's. The notice also requested further information. There was no agreement among PRP's to perform the RIFS and, therefore, USEPA undertook to perform it. USEPA recently issued another general notice with regard to this site and Katy and its counsel are continuing to investigate this matter. The liability of Katy's subsidiary cannot be determined at this time.

     Concerning matter (4) above, on September 26, 1989, USEPA issued a Notice of Potential Liability to Katy and numerous other PRP's concerning the Double Eagle Refinery site in Oklahoma City, Oklahoma. The notice identifies all recipients as PRP's, demands reimbursement for $145,000 for its costs and requests information. Katy has disputed any liability with respect to this matter and Katy's liability, if any, cannot be determined at this time.

     Concerning matter (5) above, on March 19, 1990, USEPA issued a Notice of Potential Liability to Hamilton Precision Metals ("Hamilton"), a subsidiary of Bush Universal Inc. (a Katy subsidiary) and numerous other PRP's concerning the second phase of a clean-up of the Galaxy/Spectron Site in Elkton, Maryland. In September, 1991, Hamilton elected to participate in such clean-up. To date, Hamilton has paid approximately $1,600 in connection
therewith.   The future liability of Katy's subsidiary cannot be determined at this time.

     Concerning matter (6) above, by letter dated August 20, 1993, a claim was asserted by Balteau Standard, Inc. ("Balteau") against Katy concerning PCB contamination at the Medford, Oregon facility of the former Standard Transformer division of American Gage. Balteau has demanded that Katy accept financial responsibility for investigation and clean-up costs incurred as a result of the PCB contamination. Balteau has notified the State of Oregon that it intends to perform a voluntary cleanup, cost estimates for which currently range between $2,000,000 and $6,000,000. The Oregon Department of Environmental Quality has requested that additional investigative activities be performed to support future remedial activities. Katy and Balteau have agreed to share the costs associated with this additional work. Katy has established reserves of approximately $2,000,000 in connection with this matter.

     Concerning matter (7) above, on March 9, 1992, Katy received a letter from Wallace International Silversmiths, Inc. ("Wallace") requesting that Katy assume Wallace's defense in a case captioned Katherine M. Georgianna v. Wallace International Silversmiths, Inc., Case No. Civ. 91-11820N (U.S. District Court, District of Massachusetts); filed July 9, 1991. Such request stems from certain agreements among Katy, Wallace and other parties (the "Agreements"). The case at issue concerns alleged dumping of hazardous waste on property located in Northampton, Massachusetts, states claims under CERCLA and state law, and seeks unspecified monetary damages. Katy does not believe that it has any obligation to assume Wallace's defense in this matter and no material developments have occurred with respect to this matter. Katy's liability, if any, cannot be determined at this time.

     Concerning matter (8) above, on July 9, 1992, Katy received a letter from Syratech Corporation ("Syratech") requesting that Katy indemnify Syratech for any liability incurred by it in connection with the investigation and cleanup by USEPA of the Solvents Recovery Service of New England Superfund Site in Southington, Connecticut (the "Southington Site"). Such request stems from Syratech's interpretation of the indemnity language of the Agreements.
On April 22, 1993, USEPA sent Katy a Notice of Potential Liability with regard to the Southington Site, which indicated that Katy was responsible for all or a portion of the contamination at the Southington Site that USEPA had previously attributed to Syratech. Katy and its counsel have determined that the volume of materials that USEPA has sought to attribute to Katy and its subsidiaries is small in quantity. On February 15, 1994, USEPA sent a letter to Katy and certain other PRP's advising these parties of an opportunity to enter into a "de minimis" settlement agreement with USEPA concerning alleged liability for cleanup of the Southington Site. All potentially responsible parties that sent no more than 10,000 gallons of material to the Southington Site are eligible to participate. The terms of the offer require the settlors to pay their volummetric share of the estimated costs of cleanup of the Southington Site, plus a premium of 153%. As of April 1994, USEPA estimated total cleanup costs at $73,740,665. Under the terms of the offer, Katy is eligible to participate in the "de minimis" settlement, if it elects to do so. Katy also has the option of delaying its participation in the "de minimis" settlement in favor of a second phase comprehensive settlement of this matter and the Old Southington Landfill matter (see matter (9) below). If Katy elects to participate in such a second phase settlement, it will be subject to an interest charge at the rate of 8.75% per annum for any amounts due as of the payment date of the first phase settlement. Katy's liability in this matter cannot be determined at this time.

     Concerning matter (9) above, on January 21, 1994, USEPA sent a Notice of Potential Liability to Katy advising Katy that it is potentially liable under CERCLA and RCRA for the costs of remedial investigations and remedial actions to clean up hazardous substances disposed at the Old Southington Landfill Site in Southington, Connecticut. USEPA alleged that Katy's former subsidiary, Wallace Silversmiths, sent hazardous substances to Solvents Recovery Services of New England (see matter (8) above), which, in turn, sent an unspecified amount of these materials to the Old Southington Landfill Site for disposal. At this time, USEPA has not produced any direct evidence concerning the alleged transactions between the two sites. Katy's liability with regard to this matter cannot be ascertained at this time.

     Concerning matter (10) above, on May 22, 1992, Panhandle Industrial Company, Inc., a former Katy subsidiary ("Panhandle"), received a notice from the Kansas Department of Health and Environment stating that Panhandle may be responsible under Kansas law for a portion of the cleanup costs relating to a municipal landfill in McPherson, Kansas. Present cleanup cost estimates for the landfill approximate $1,000,000. Panhandle, together with other potentially responsible parties, are currently negotiating an agreement to fund investigation and cleanup activities. Panhandle's liability cannot be determined at this time.

     Concerning matter (11) above, in September of 1993, Katy received a letter from counsel to Allard Industries, Inc. ("Allard") requesting that Katy and its subsidiaries, American Gage and JEI Liquidating, Inc., indemnify Allard for any liability incurred by it in connection with a case captioned Town of Londonderry v. Exxon Corporation, et al., Case No. C-93-95-L (United States District Court, District of New Hampshire). Such request stems from certain agreements among Katy, Allard and other parties. The case at issue concerns the disposal and treatment of hazardous wastes and substances at a landfill site in Londonderry, New Hampshire (the "Londonderry Site"), states claims under CERCLA and state law, and seeks, inter alia recovery of response costs with respect to the Londonderry Site, declaratory judgment with respect to the defendants' liability for future response costs and unspecified monetary damages. Katy has agreed to defend and indemnify Allard in this matter. Katy and its counsel have not yet fully evaluated the underlying claims and the liability of Katy and its subsidiaries with respect to this matter, if any, cannot be determined at this time.

     Concerning matter (12) above, in December, 1993, Katy received a letter addressed to LaBour from Stephan K. Todd, Chairman-Fuels and Chemicals CERCLA PRP Group. Mr. Todd contended that LaBour is a PRP at the site, and requested that LaBour join the Fuels and Chemicals PRP Group, which would require payment of administrative costs, as well as a share of past and future remediation costs. The extent of these costs is not known at this time. Katy has agreed to pay approximately $5,000 in settlement of its liability in this matter, to the extent that total cleanup costs are less than or equal to $5,000,000, and has agreed to a formula for future contribution to the extent that total cleanup costs exceed $5,000,000. Katy's future liability with respect to this matter, if any, cannot be determined at this time.

     Concerning matter (13) above, American Gage received a claim from Elgiloy Limited Partners ("Elgiloy") requesting that it pay costs associated with the cleanup of solvent contamination at Elgiloy's Elgin, Illinois property pursuant to the terms of a Settlement Agreement, General Release and Covenant Not to Sue, which American Gage executed on September 25, 1989. Under such agreement, American Gage agreed to pay 67.7% of future costs associated with environmental cleanup activities at such property, up to a maximum of $500,000. American Gage and Elgiloy are currently in the process of identifying those environmental cleanup activities. The total probable amount of American Gage's liability is estimated to be between $200,000 and $500,000.

     Concerning matter (14) above, the Missouri Pacific Railroad Company ("Missouri Pacific") filed a complaint against Katy in the United States District Court for the Northern District of Illinois, Eastern Division. In the complaint, which contains four counts, Missouri Pacific alleges that Katy, through its subsidiary, W.J. Smith, is liable for past and future cleanup costs associated with a parcel of real estate in Denison, Texas which is owned by Missouri Pacific (the "Parcel"). Investigations, completed in or about 1991, disclosed creosote contamination, the cost of cleanup of which, if required, could be substantial. On October 29, 1993, Katy filed its Answer, Affirmative and Other Defenses, and Counterclaims against the plaintiff in this action, denying liability for past and future cleanup costs associated with the Parcel and alleging six counterclaims. During 1994, both parties stipulated to dismiss their claims against each other without prejudice. Katy's liability with respect to this matter, if any, cannot be determined at this time.
PART II.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during 1994.

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Katy's Common Stock is traded on the New York Stock Exchange ("NYSE"). The following table sets forth high and low sales prices for the Common Stock in composite transactions as reported on the NYSE Composite Tape.

                                                                 Cash
                                                               Dividends
 Period                              High            Low           Declared
1994
First Quarter.............   $ 26 7/8         $ 25 1/8         $  .0625
Second Quarter............     25 7/8           24 1/2          14.0000
Third Quarter.............     25 3/8            9 5/8            .0625
Fourth Quarter............      9 7/8            7 1/2            .0625
1993
First Quarter.............   $ 25 3/8         $ 20 3/8         $  .0625
Second Quarter............     25 1/2           25 1/8            .0625
Third Quarter.............     27 1/2           25 1/4            .0625
Fourth Quarter............     28 1/8           25                .0625

    In the third quarter of 1994, Katy paid a special dividend of $14 cash per share to each common stockholder of the Company.

    As of March 20, 1995, there were 1,487 record holders of the Common Stock. There are no restrictions on Katy's ability to pay dividends on its Common Stock.

Item 6.  SELECTED FINANCIAL DATA

                                                   Years Ended December 31

                                       1994      1993      1992      1991       1990

                                                    (Thousands of Dollars,
                                               except per share data and ratios)
Net sales...........................   $159,581 $168,723 $177,077 $181,494  $214,371
Income from continuing operations...   (  8,843)   5,496    1,102    7,718    28,528
  Primary earnings per common share*   (    .98)     .60      .12      .82      4.08
  Fully diluted earnings per
   common share*....................   (    .98)     .60      .12      .82      2.96
Net income (loss)**.................   (  8,843)(  1,540)   1,102   11,090    26,591
Cash flows from operations..........      8,418 (  1,843)  22,390    7,631    25,566
Total assets........................    203,142  330,225  314,661  319,974   323,977
Total liabilities and minority
  interest..........................     92,364   86,459   67,461   71,217    70,250
Stockholders' equity................    110,778  243,766  247,200  248,757   253,727
Long-term debt......................     10,572    4,289    5,942    8,458     9,150
Depreciation and amortization.......      6,049    5,716    5,709    8,747     4,450
Capital expenditures................      4,105    4,278    5,504   10,210    12,902
Working capital.....................     50,040  175,075  135,965  136,633   125,483
Ratio of current assets to
  current liabilities...............       2.00     4.48     3.80     3.71      3.48
Ratio of stockholders' equity
  to total debt.....................       5.29    13.98    14.60    12.13     16.55
Stockholders' equity per share
  (fully diluted basis)*............      12.21    27.03    27.41    27.57     26.42
Return on average stockholders'
 equity.............................   (  5.33%)(  0.62%)    .44%    4.38%    10.85%

Shares outstanding-Common stock....   9,076,3879,017,3879,017,3879,023,187 9,605,337
Number of stockholders..............      1,471    1,560    1,741    1,914    2,005
Number of employees.................      1,285    1,506    1,972    2,078     2,285
Cash dividends declared per
 common share.....................     $14.1875     $.25     $.25     $.25     $.065

* See Note 1 of Notes to Consolidated Financial Statements. Per share amounts, on a fully diluted basis, in 1990, reflect the assumption of additional shares to be issued upon conversion of convertible preferred stock, which was outstanding during a portion of that year.

** Includes extraordinary gains of $3,372 and $559 in 1991 and 1990, respectively, loss from discontinued operations of $5,618 in 1993 and the cumulative effect of changes in accounting principle of $1,418 loss in 1993 and $1,291 income in 1990.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Financial Position and Cash Flow

     Combined cash, cash equivalents and marketable securities decreased $113,853,000 to $32,231,000 on December 31, 1994 from $146,084,000 on December
31, 1993. The major reason for this decrease was the special cash dividend of $14.00 per share on Katy's Common Stock, which Katy's Board of Directors declared on June 29, 1994, and paid on August 19, 1994 to stockholders of record at the close of business on July 22, 1994. The dividend amounted to $126,243,000, and was taxable as ordinary income to the stockholders. Action on the special dividend, which had initially been recommended to the Board by a special committee on March 8, 1994, had been deferred until the Delaware Court of Chancery ruled on Pensler Capital Partners and Herbert Mendel's application for a preliminary injunction. The Delaware Court of Chancery on Friday, June 17, 1994 denied the application for a preliminary injunction.

     Current ratios were 2.00 to 1.00 and 4.48 to 1.00 at December 31, 1994 and 1993, respectively. Working capital decreased $125,035,000 and increased $39,110,000 in 1994 and 1993, respectively. The decrease in working capital and in the current ratio in 1994 primarily resulted from the payment of the special dividend. The increase in 1993 resulted from the conversion of notes receivable from Missouri Pacific Railroad Corporation into shares of common stock in Union Pacific Corporation (UP), a current asset. Additionally, in 1993 Katy sold 300,000 shares of UP common stock and its stock in C.E.G.F. (France) for combined proceeds of $28,954,000, resulting in a total pre-tax gain of $14,578,000. Katy retains certain investments in marketable securities and will periodically evaluate and sell such investments.

     On December 12, 1994, the Company exercised warrants to purchase 453,585 shares of common stock of The Original Italian Pasta Products Company, Inc., a publicly held company traded on the NASDAQ/Bulletin Board, representing a 21% interest. Katy exercised the warrants by reducing a note due Katy. This company manufactures, markets and distributes premium fresh pasta and sauces under the trade name, "Trios' Fresh Pasta & Sauces." The Boston-based company is the third leading producer of refrigerated pasta and sauces. This investment is accounted for using the cost method as Katy does not have the ability to exercise significant influence over the company's financial and operating policies.

     Katy has authorized and expects to commit approximately $8,370,000 for capital projects in 1995, exclusive of acquisitions, if any, and expects to meet its capital expenditure requirements through the use of available cash and internally generated funds. Katy believes that funds generated from its operations in the United States will be sufficient to meet the Company's short and long-term liquidity needs in the United States.

     At December 31, 1994 Katy had short and long-term indebtedness for money borrowed of $20,928,000, of which $7,948,000 represented short-term credit lines, primarily from banks in Germany in support of Katy's 75% owned German Subsidiary (Schoen). As of December 31, 1994, Katy has no guarantees outstanding on any debt of Schoen or its subsidiaries. Total debt was 16% of total debt and equity at December 31, 1994. In August, 1994, Katy changed it's banking relationship and has a commitment for a secured short-term line of credit from The Northern Trust Company in the amount of $20,000,000. In addition, during 1994, a Katy subsidiary obtained a secured bank loan for $7,400,000 of which $3,700,000 will be used for expansion of its Plant City, Florida cold storage warehouse.

     In 1992, management began a restructuring of Schoen. To date, this has resulted in substantial costs for the termination of employees and the curtailment of manufacturing activities. During 1993, this subsidiary entered into an accumulated deficit position and remained there during 1994, and accordingly, Katy is required to absorb 100% of current operating losses.
Such losses are being funded through short-term lines of credit in Germany. During 1994, Katy funded its previous commitments and guarantees in the aggregate amount of approximately $6,000,000 and provided an additional $300,000 loan to this subsidiary for working capital. In addition, Schoen received approval from its banks for approximately $3,900,000 of new debt to provide for working capital needs. It is intended that funds generated from operations of this subsidiary, along with available bank credit agreements, will fund future operations and that no further investment from the United States will be made. However, the subsidiary is continuing to realize losses from operations and no assurances as to the ability of this subsidiary to finance its operations independently can be given. Sales volume and order backlog remain inadequate and management continues to evaluate its options with regard to Schoen. Katy does not anticipate providing any additional funding for Schoen, or any of it's subsidiaries.

     Management continuously reviews each of its businesses. As a result of these ongoing reviews, management may determine to sell certain companies and may augment its remaining businesses with acquisitions. When sales do occur, management anticipates that funds from these sales will be used for general corporate purposes or to fund acquisitions. Acquisitions may also be funded through cash balances, available lines of credit and future borrowings. Effective October 28, 1994 Katy sold its subsidiary that refitted machinery for the oil, gas and petrochemical industries, Panhandle Industrial Company, for net proceeds of $7,378,000, including cash and notes receivable.

     As a result of the above mentioned review process which began in 1994, Katy management decided that for consolidated financial reporting purposes, a consistent methodology for estimating inventory valuation reserves should be applied for all subsidiaries, regardless of their unique business or foreign financial reporting requirements. As a result, consolidated inventory valuation reserves increased for excess and potentially unsaleable inventories due to price erosion, low sales in recent years and current low sales order backlogs for certain industrial companies, primarily foreign operations. The aggregate charge to income for these items was $5,072,000, which was recorded in June, 1994. This charge did not affect the Company's cash flow.

Stock Purchase Plan

     During the third quarter of 1994 the Board of Directors approved the Stock Purchase Plan for Key Employees and Directors. Under the Plan, 75,000 shares of Katy Common Stock, held in the treasury, were reserved for issuance at a purchase price equal to 65% of the market value of the shares as determined based upon the offering period established by the Compensation Committee of Katy's Board of Directors. As of
December 31, 1994, 59,000 shares have been issued at a purchase price of $6.47 per share.

     Proceeds from the purchase of these shares consisted of notes receivable due on demand but no later than sixty months from date of purchase with an interest rate equal to the Federal Short Term Funds Rate. Katy is holding shares as collateral for all notes receivable. Further, these shares cannot be sold until twenty-four months after the notes have been collected. The notes receivable from plan participants are included in the Consolidated Balance Sheets under the caption "Foreign currency translation and other adjustments". The excess of the cost of the treasury shares over the market value of the shares at the date of purchase ($442,000) has been charged to retained earnings. The excess of the market value of the shares over the purchase price ($194,000) has been charged to compensation expense.

Stockholder Rights Plan

     On January 13, 1995, the Board of Directors adopted a Stockholder Rights Plan in which Common Stock Purchase Rights ("Rights") were distributed as a dividend at the rate of one Right for each share of Common Stock held as of the close of business on January 24, 1995.

     The Rights were designed to guard against (i) coercive and abusive tactics that might be used in an attempt to gain control of the Company without paying all stockholders a fair price for their shares, or (ii) the accumulation of a substantial block of stock without Board approval. The Rights Plan will not prevent takeovers, but was designed to deter coercive and abusive takeover tactics and to encourage anyone attempting to acquire the Company to first negotiate with the Board. Furthermore, the Rights also permit the Board to have some input with respect to possible future acquisitions of Company stock by the Carroll family and certain investment funds managed by Mario J. Gabelli.

     As of January 13, 1995 the Carroll family beneficially owns approximately 47% and the Gabelli group beneficially owns approximately 21% of the Company's Common Stock.

     Such Rights only become exercisable, or transferable apart from the Common Stock, ten business days after a person or group (an "Acquiring Person") acquires beneficial ownership of, or commences a tender or exchange offer for, 10% or more of the Company's Common Stock. Any additional acquisition of shares by the Carroll family or the Gabelli group which would increase their beneficial ownership in the Company's Common Stock by more than 1% above their holdings at January 13, 1995, respectively, will also make the Rights exercisable.

     Once exercisable, each Right not owned by an Acquiring Person, or if the Carroll family or the Gabelli group acquires additional shares then that family or group allows the Rightholder to acquire one share of the Company's Common Stock at an exercise price of $35, subject to adjustment. Thereafter, upon the occurrence of certain events (for example, if the Company is the surviving corporation of a merger with an Acquiring Person), the Rights entitle holders other than the Acquiring Person to acquire Common Stock having a value of twice the exercise price of the Right. Alternatively, upon the occurrence of certain other events (for example, if the Company is acquired in a merger or other business combination transaction in which the Company is not the surviving corporation), the Rights would entitle holders other than the Acquiring Person to acquire Common Stock of the Acquiring Person having a value twice the exercise price of the Rights.

     The Rights may be redeemed by the Company at a redemption price of $.01 per Right at any time until the tenth business day following public announcement that a 10% position has been acquired (or an additional 1% if by the Carroll family or Gabelli group) or ten business days after commencement of a tender or exchange offer. The Rights will expire on January 24, 2005.





     By its terms, the Rights Plan reserves for the Board of Directors the right to amend the Plan and redeem the Rights. All the terms of the Plan, including but not limited to the exercise price of the Rights and the ownership percentages leading to a triggering event, may be amended by the Board of Directors of the Company at any time prior to the triggering of the Rights Plan's "flip-over" and "flip-in" provisions.

Environmental and Other Contingencies

     The Company and certain of its current and former direct and indirect corporate predecessors, subsidiaries and divisions have been identified by the U.S. Environmental Protection Agency and certain state environmental agencies and private parties as potentially responsible parties ("PRPs") at a number of hazardous waste disposal sites under the Comprehensive Environmental Response, Compensation and Liability Act ("Superfund") and equivalent state laws and, as such, may be liable for the cost of cleanup and other remedial activities at these sites. Responsibility for cleanup and other remedial activities at a Superfund site is typically shared among PRPs based on an allocation formula. The means of determining allocation among PRPs is generally set forth in a written agreement entered into by the PRPs at a particular site. An allocation share assigned to a PRP is often based on the PRP's volummetric contribution of waste to a site. Under the federal Superfund statute, parties are held to be jointly and severally liable, thus subjecting them to potential individual liability for the entire cost of cleanup at the site. The Company is also involved in remedial response and voluntary environmental cleanup at a number of other sites which are not currently the subject of any legal proceedings under Superfund, including certain of its current and formerly owned manufacturing facilities. Based on its estimate of allocation of liability among PRPs, the probability that other PRPs, many of whom are large, solvent, public companies, will fully pay the costs apportioned to them, currently available information concerning the scope of contamination, estimated remediation costs, estimated legal fees and other factors, the Company has recorded and accrued for indicated environmental liabilities in the aggregate amount of approximately $7,300,000. The Company expects this amount to be substantially paid over the next one to four years.

     The most significant environmental matters in which the company is currently involved are rp. (Colorado) (11%)
Syratech Corporation (Delaware) (26.40%)
The Original Italian Pasta Products Co., Inc. (Massachusetts) (21%)






INDEPENDENT AUDITORS' CONSENT

We consent to the incorporation by reference in the Annual Report on Form 10-K under the Securities Exchange Act of 1934 of Katy Industries, Inc. for the year ended December 31, 1994 of our reports dated February 9, 1995 and contained or incorporated by reference in the Annual Report on Form 10-K of Syratech Corporation insofar as such reports related to the consolidated financial statements and consolidated financial statement schedules of Syratech Corporation for the year ended December 31, 1994.





Boston, Massachusetts
March 27, 1995

                                SIGNATURES

   Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   KATY INDUSTRIES, INC.
                                        Registrant
Dated:  March 30, 1995


                                    Chairman of the Board



                      POWER OF ATTORNEY

       Each person signing below appoints Philip E. Johnson and John
       R. Prann, Jr., or either of them, his attorneys-in-fact for him in any and all capacities, with power of substitution, to sign any amendments to this report, and to file the same with any exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of this 30th day of March, 1995.





          Signature                            Title


                                            Chairman of the Board and Director
Philip E. Johnson



                                               President and Director
John R. Prann, Jr.                            (Chief Executive Officer)
                                              (Chief Operating Officer)


                                                  Chief Financial Officer
P. Kurowski                                      (Principal Financial and
                                                    Accounting Officer)


                                                      Director
W. F. Andrews


          Signature                            Title



                                                      Director
D. B. Carroll



                                                      Director
W. E. Carroll, Jr.



                                                      Director
A. R. Miller



                                                      Director
W. H. Murphy



                                                      Director
L. Raettig



                                                      Director
C. W. Sahlman



                                                      Director
J. Saliba