Form 10-Q
period 1995-03-31
KATY INDUSTRIES INC
filed 1995-05-15
CIK 54681

Securities and Exchange Commission
                           Washington, D.C. 20549

                                  FORM 10-Q

                      Quarterly Report Under Section 13
               or 15(d) of the Securities Exchange Act of 1934


  For Quarter Ended: March 31, 1995          Commission File Number 1-5558


                            Katy Industries, Inc.
           (Exact name of registrant as specified in its charter)



           Delaware                              75-1277589
   (State of Incorporation)          (I.R.S. Employer Identification No.)


 6300 S. Syracuse Way, Suite 300, Englewood, Colorado         80111
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


        Yes             No   X



   Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.


             Class                      Outstanding at March 31, 1995
    Common stock, $1 par value                   9,076,387


                             KATY INDUSTRIES, INC.

                                  FORM 10-Q

                               MARCH 31, 1995






                                    INDEX



                                                                    Page No.
PART I      FINANCIAL INFORMATION
            Condensed Consolidated Balance Sheets
              March 31, 1995 and December 31, 1994                        2
            Statements of Condensed Consolidated Operations
              Three months ended March 31, 1995 and 1994                  4
            Statements of Condensed Consolidated Cash Flows
              Three months ended March 31, 1995 and 1994                  5
            Notes to Condensed Consolidated Financial Information         6
            Management's Discussion and Analysis of
              Financial Condition and Results of Operations              10


PART II     OTHER INFORMATION
            Item 1  Legal Proceedings                                    15
            Item 6  Exhibits and Reports on Form 8-K                     16
            Signatures                                                   16


                           KATY INDUSTRIES, INC.

                   CONDENSED CONSOLIDATED BALANCE SHEETS

                   MARCH 31, 1995 AND DECEMBER 31, 1994

                                                     March 31,    December 31,
                                                        1995          1994
                                                     (Thousands of Dollars)
CURRENT ASSETS:

  Cash and cash equivalents                           $  2,607       $  8,475
  Marketable securities - available for sale            27,812         23,756
  Accounts receivable, trade, net of allowance
    for doubtful accounts of $3,943 and $3,183          28,147         20,423
  Notes and other receivables, net of allowance
    for doubtful notes of $504 and $854                  3,270        2,112
  Inventories - Note 1                                  45,903       31,312
  Other current assets                                  13,413       13,784

        Total current assets                           121,152       99,862


OTHER ASSETS:
  Investments, at equity, in unconsolidated
    subsidiaries - Note 3                               46,524       45,310
  Investments, at cost - Note 4                            411          406
  Investment in waste-to-energy facility                11,647       11,759
  Notes receivable, net of allowance for
    doubtful notes of $2,500                             1,568        2,283
  Miscellaneous                                         10,593        4,982

        Total other assets                              70,743       64,740


PROPERTIES, at cost:
  Land and improvements                                  5,275        4,868
  Buildings and improvements                            34,537       25,152
  Machinery and equipment                               55,473       56,743
                                                        95,285       86,763
  Accumulated depreciation                           (  48,608)   (  48,223)

        Net properties                                  46,677       38,540

                                                      $238,572     $203,142



See Notes to Condensed Consolidated Financial Information.

                         KATY INDUSTRIES, INC.

                   CONDENSED CONSOLIDATED BALANCE SHEETS

                   MARCH 31, 1995 AND DECEMBER 31, 1994

                                         March 31,     December 31,
                                           1995          1994
                                               (Thousands of Dollars)
CURRENT LIABILITIES:
  Notes payable - banks                  $ 26,558     $  7,948
  Accounts payable                         10,996        6,807
  Accrued compensation                      5,614        6,180
  Accrued expenses                         29,428       25,060
  Accrued interest and taxes                  914          773
  Current maturities, long-term debt        2,559        2,407
  Dividends payable                           646          646
        Total current liabilities          76,715       49,821


LONG-TERM DEBT, less current maturities    13,568       10,572


OTHER LIABILITIES                          36,580       31,759


MINORITY INTEREST                             215          212



STOCKHOLDERS' EQUITY
  Common stock, $1 par value, authorized
    25,000,000 shares, issued 9,821,329
    shares                                  9,821        9,821
  Additional paid-in capital               51,111       51,111
  Foreign currency translation
   and other adjustments                    2,207        2,676
  Unrealized holding gain, net of tax       6,916        4,426
  Retained earnings                        54,282       55,587
  Treasury stock, 803,942 shares        (  12,843)   (  12,843)

        Total stockholders' equity        111,494      110,778

                                         $238,572     $203,142


See Notes to Condensed Consolidated Financial Information.


                           KATY INDUSTRIES, INC.

              STATEMENTS OF CONDENSED CONSOLIDATED OPERATIONS

                THREE MONTHS ENDED MARCH 31, 1995 AND 1994



                                             1995        1994
                                           (Thousands of Dollars
                                        Except Per Share Data)
Net sales                                $ 38,358     $ 38,423
Costs and expenses:
  Cost of goods sold                       26,456       27,036
  Selling, general and administrative      10,954        9,863
  Depreciation and amortization             1,378        1,544
  Interest expense                            418          520
  Interest income                       (     276)   (   1,225)
  Other, net - Note 4                         237        6,350

                                            39,167     44,088
      Loss from consolidated operations
      before provision for income taxes  (     809) (   5,665)

Benefit (Provision) for income taxes     (     628)     1,864

      Loss from consolidated operations  (   1,437) (   3,801)

Equity in income of unconsolidated
  subsidiaries (net of tax) - Note 3           700        613

      Net loss                           ($    737) ($  3,188)

Loss per share                           ($    .08) ($    .35)

Average shares outstanding (in thousands)    9,076      9,017

Dividends per share -
  Common stock $1.00 par value            $  .0625     $  .0625




See Notes to Condensed Consolidated Financial Information.

                           KATY INDUSTRIES, INC.

              STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS

                THREE MONTHS ENDED MARCH 31, 1995 AND 1994


                                            1995          1994
                                           (Thousands of Dollars)
Cash flows from operating activities:
  Net loss                              ($    737)   ($  3,188)
  Write off of investment                    -           6,580
  Gain on sale of assets                (       3)   (       4)
  Adjustments to reconcile net loss
   to net cash flows from operating
   activities                                 929    (   6,057)

        Net cash flows from
         operating activities                 189    (   2,669)

Cash flows from investing activities:
  Proceeds from sale of assets                 41          204
  Collections of notes receivable             143          108
  Purchase of subsidiary, net of cash
    acquired                            (  23,717)   (   2,226)
  Capital expenditures                  (   3,372)   (     731)

        Net cash flows from
         investing activities           (  26,905)   (   2,645)

Cash flows from financing activities:
  Notes payable activity, net              18,267    (      36)
  Principal payments on long-term debt  (   1,150)   (   1,467)
  Payment of dividends                  (     567)   (     564)
  Proceeds from issuance of
   long-term debt                           4,298            4

        Net cash flows from
         financing activities              20,848    (   2,063)

Net (decrease) in cash and cash
  equivalents                           (   5,868)   (   7,377)

Cash and cash equivalents
   beginning of period                      8,475      130,289

Cash and cash equivalents end of period  $  2,607     $122,912


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

Inventories

   The components of inventories are as follows:

                                   March 31,    December 31,
                                     1995           1994

           Raw materials          $11,737       $11,304
           Work in process          8,798         7,137
           Finished goods          25,368        12,871

                                  $45,903       $31,312


(2) Acquisitions:

    Effective March 31, 1995 Katy purchased all of the outstanding shares of common stock of GC Thorsen, Inc. (GCT), a leading value-added marketer and distributor of electronic and electrical parts and accessories and nonpowered handtools. The purchase price, including acquisition costs, was approximately $24,000,000, of which $19,500,000 was financed through Katy's bank line of credit. The acquisition has been accounted for under the purchase method and the balance sheet of GCT as of March 31, 1995 has been included in Katy's Condensed Consolidated Balance Sheet. The excess of the purchase price over the fair value of the net assets acquired of approximately $4,200,000 will be amortized over 20 years.


(3) Investments in Unconsolidated Subsidiaries, at Equity

Katy's investments in unconsolidated subsidiaries are comprised of the following:


                                   March 31,  December 31,
                                     1995         1994

        Syratech Corporation       $39,570      $38,325
        Bee Gee Holding
               Company, Inc.         6,954        6,985

                                   $46,524      $45,310

(3)  Investments in Unconsolidated Subsidiaries, at Equity (Continued)

     The condensed financial information which follows reflects Katy's proportionate share in the financial position and results of operations of all of its unconsolidated subsidiaries:

                                  March 31,      December 31,
                                   1995             1994
                                                    (Thousands of Dollars)

      Current assets              $43,630        $40,475
      Current liabilities        ( 18,350)      ( 16,196)

         Working capital           25,280         24,278

      Properties, net              28,281         27,590
      Other assets                  1,790            836
      Long-term debt             (  6,124)      (  4,894)
      Other liabilities          (  3,174)      (  3,086)

         Stockholders' equity      46,053         44,724

      Unamortized excess of cost
       over net assets acquired       483            586

      Investments in uncon-
       solidated subsidiaries,
       at equity                  $46,536        $45,310


                                        Three Months
                                       Ended March 31
                                     1995         1994
                                   (Thousands of Dollars)

      Sales                      $ 25,355       $ 20,894

      Costs and expenses        (  24,039)      ( 19,575)

      Net income                    1,316          1,319

      Amortization of excess
       of cost over net
       assets acquired           (    102)      (    204)

      Provision for income taxes (    514)      (    502)

      Equity in income of
        unconsolidated
        subsidiaries              $   700        $   613


(3)   Investments in Unconsolidated Subsidiaries, at Equity (Continued)

  On March 27, 1994 Katy purchased 50% of the outstanding common stock of C.E.G.F.(USA), which purchase results in Katy owning 95% of C.E.G.F. As of March 31, 1994 the balance sheet of C.E.G.F. is included in Katy's Condensed Consolidated Balance Sheet and beginning in the second quarter of 1994 the income statement of C.E.G.F. was included in Katy's Statement of Condensed Consolidated Operations.

(4)   Investments, at Cost

  In April, 1994 management of Katy met with Katy's oil exploration joint venture partners and, based on current facts and circumstances, Katy has decided not to commit further funds to the oil exploration project and will not participate in any further activities on the site. Accordingly, in March, 1994 Katy wrote off its $6,580,000 investment.



LIQUIDITY AND CAPITAL RESOURCES

  During the three months ended March 31, 1995 and 1994 working capital decreased $5,406,000 and increased $5,406,000, respectively. Current ratios were 1.58 to 1.00 at March 31, 1995 and 2.00 to 1.00 at December 31, 1994.
Katy has authorized and expects to commit an additional $5,580,000 for capital projects during the remainder of 1995. Funding for these expenditures is expected to be accomplished substantially through use of internally generated funds from operations supplemented by short-term borrowings.

  Effective March 31, 1995 Katy purchased all of the outstanding shares of common stock of GC Thorsen, Inc. (GCT), a leading value-added marketer and distributor of electronic and electrical parts and accessories and nonpowered handtools. The purchase price, including acquisition costs, was approximately $24,000,000, of which $19,500,000 was financed through Katy's bank line of credit. The acquisition has been accounted for under the purchase method and the balance sheet of GCT as of March 31, 1995 has been included in Katy's Condensed Consolidated Balance Sheet. The excess of the purchase price over the fair value of the net assets acquired of approximately $4,200,000 will be amortized over 20 years.

  The Company and certain of its current and former direct and indirect corporate predecessors, subsidiaries and divisions have been identified by the U.S. Environmental Protection Agency and certain state environmental agencies and private parties as potentially responsible parties ("PRPs") at a number of hazardous waste disposal sites under the Comprehensive Environmental Response, Compensation and Liability Act ("Superfund") and equivalent state laws and, as such, may be liable for the cost of cleanup and other remedial activities at these sites. Responsibility for cleanup and other remedial activities at a Superfund site is typically shared among PRPs based on an allocation formula. The means of determining allocation among PRPs is generally set forth in a written agreement entered into by the PRPs at a particular site. An allocation share assigned to a PRP is often based on the PRP's volummetric contribution of waste to a site. Under the federal Superfund statute, parties are held to be jointly and severally liable, thus subjecting them to potential individual liability for the entire cost of cleanup at the site. The Company is also involved in remedial response and voluntary environmental cleanup at a number of other sites which are not currently the subject of any legal proceedings under Superfund, including certain of its current and formerly owned manufacturing facilities. Based on its estimate of allocation of liability among PRPs, the probability that other PRPs, many of whom are large, solvent, public companies, will fully pay the costs apportioned to them, currently available information concerning the scope of contamination, estimated remediation costs, estimated legal fees and other factors, the Company has recorded and accrued for indicated environmental liabilities in the aggregate amount of approximately $7,200,000. The Company expects this amount to be substantially paid over the next one to four years.

  Although management believes that these actions individually and in the aggregate are not likely to have a material adverse effect on Katy, further costs could be significant and will be recorded as a charge to operations when such costs become probable and reasonably estimable.

  Katy also has a number of product liability and workers' compensation claims pending against it and its subsidiaries. Many of these claims are proceeding through the litigation process and the final outcome will not be known until a settlement is reached with the claimant or the case is adjudicated. It can take up to 6-10 years from the date of the injury to reach a final outcome for such claims. With respect to the product liability and workers' compensation claims, Katy hasprovided for its share of expected losses beyond the applicable insurance coverage, including


LIQUIDITY AND CAPITAL RESOURCES (Continued)

those incurred but not reported. Such accruals are developed using currently available claim information. Such accruals, however, are management's best estimate and the ultimate cost of any individual claim can vary based upon, among other factors, the nature of the injury, the duration of the disability period, the length of the claim period, the jurisdiction of the claim and the nature of the final outcome. The incurred but not reported component of the liability was developed using actuarial techniques.

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

  As of January 13, 1995 the Carroll family beneficially owned approximately 47% and the Gabelli group beneficially owned approximately 21% of the Company's Common Stock. As of May 15, 1995, the ownership of the Carroll family has not changed; the Gabelli group owns 21.82%

  Such Rights only become exercisable, or transferable apart from the Common Stock, ten business days after a person or group (an "Acquiring Person") acquires beneficial ownership of, or commences a tender or exchange offer for, 10% or more of the Company's Common Stock. Any additional acquisition of shares by the Carroll family or the Gabelli group which would increase their beneficial ownership in the Company's Common Stock by more than 1% above their holdings at January 13, 1995, respectively, will also make the Rights exercisable.

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



LIQUIDITY AND CAPITAL RESOURCES (Continued)

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

  At March 31, 1995 Katy had short and long-term indebtedness for money borrowed of $42,685,000 of which $6,716,000 represented short-term bank credit lines from banks in Germany in support of Katy's 75% owned German subsidiary (Schoen) and $19,500,000 represented short-term borrowings under Katy's domestic bank line of credit, which borrowings were used for the acquisition of GC Thorsen, Inc.. In addition, Schoen and its subsidiaries had long-term indebtedness of $5,480,000, of which $1,122,000 was current, which is also included in the total shown above. Total debt was 27.7% of total debt and equity at March 31, 1995. Katy has a line of credit with The Northern Trust Company, which was increased to an aggregate principal amount of $30,000,000 during the quarter ended March 31, 1995. The line of credit may be used for letters of credit, working capital and/or acquisitions. Katy has no guarantees outstanding on any debt of Schoen or its subsidiaries.
  During the first quarter of 1995, Schoen and its subsidiaries continued to incur substantial losses from operations. In 1992, management began a restructuring of Schoen. To date, this has resulted in substantial costs for the termination of employees and the curtailment of manufacturing activities. During 1993, this subsidiary entered into an accumulated deficit position and remained there during 1994 and, accordingly, Katy is required to absorb 100% of current operating losses. Such losses are being funded through short-term lines of credit in Germany. During 1994, Katy funded its previous commitments and guarantees in the aggregate amount of approximately $6,000,000 and provided an additional $300,000 loan to this subsidiary for working capital. In addition, Schoen received approval from its banks for approximately $3,900,000 of new debt to provide for working capital needs. It is intended that funds generated from operations of this subsidiary, along with available bank credit agreements, will fund future operations and that no further investment from the United States will be made. However, Schoen is continuing to realize losses from operations and no assurances can be given as to the ability of Schoen to finance its operations independently. Sales volume and order backlog remain inadequate and management continues to evaluate its options with regard to Schoen. Katy does not anticipate providing any additional funding for Schoen or any of it's subsidiaries.

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


RESULTS OF OPERATIONS

Three Months Ended March 31, 1995

  Following is a summary of sales and operating income for the three months ended
March 31, 1995 and 1994 by industry segment:

                             Three Months Ended
                                       March 31           Increase (Decrease)
                                 1995       1994           Amount     Per Cent
                                         (Thousands of Dollars)

Industrial Machinery          $ 13,737   $ 15,581      ($  1,844)     (11.8%)

Industrial Components            6,978       7,634     (     656)     ( 8.6 )

Consumer Products               17,643      15,208         2,435       16.0

     Total sales              $ 38,358    $ 38,423     ($     65)      ( .2%)



                                           Operating Income
                                                       Percent of Sales
                                 1995     1994          1995        1994
                                       (Thousands of Dollars)

Industrial Machinery         ($  1,387)   ($    197)   ( 10.1%)   (  1.3%)

Industrial Components              916          505      13.1        6.6

Consumer Products                2,017        1,751      11.4       11.5

     Total operating income   $  1,546     $  2,059       4.0%       5.4%



RESULTS OF OPERATIONS (Continued)

Three Months Ended March 31, 1995

   Sales were essentially even with 1994, down by only $65,000. Sales by foreign subsidiaries were $7,601,000, down $1,450,000, or 16.0% from $9,051,000 in 1994. Foreign sales, as a percentage of total sales, was 19.8% compared to 23.6% in 1994.

   Operating income decreased $513,000, or 24.9% from $2,059,000 in 1994 to $1,546,000 in 1995. This decrease is attributable to losses generated by the 75% owned Schoen & Cie, AG group. Exclusive of the losses from the Schoen group, Katy's remaining operations recorded operating income of $3,090,000 in 1995 compared to $2,741,000 in 1994, an increase of $349,000 or 12.7%.

   Industrial Machinery Group sales were lower by 11.8%. Sales increases at most operating units were more than offset by a 22.2% decrease in sales of the Schoen group which again in 1995 experienced a further decline in sales of shoe-making machinery reflecting the continuing economic uncertainty in Eastern Europe and Russia, its principal markets. Exclusive of the sales and losses generated by the Schoen group, the remaining operations in the Industrial Machinery Group reported sales of $6,681,000 in 1995 compared to $6,466,000 in 1994, an increase of $215,000 and operating income of $157,000 in 1995 compared to $484,000 in 1994, with all business reporting decreased operating income due to lower operating margins.

   The Schoen group has been in an accumulated deficit position since
1993, and Katy has accordingly been required to report 100% of Schoen's operating losses in Katy's results. During 1994 Katy funded its previous commitments and guarantees and wrote off or reserved all remaining investments in Schoen. Katy therefore has no material financial or investment exposure to the Schoen group. Nonetheless, Katy is required to record the Schoen group's losses in its financial statements until such time as it ceases to hold a majority ownership position.

   The Industrial Components Group reported increased operating income on lower sales. Increased sales were reported by all group companies. These increases were more than offset by the loss of sales of companies sold in 1994. The Group realized improvement in operating income from all businesses.

   The Consumer Products Group reported increased sales and operating income primarily as a result of improved sales and margins from the manufacturer of paints and stains and the exclusion in 1994 of three months of operations from C.E.G.F. (USA), which Katy now includes in its consolidated operations. For additional information on C.E.G.F. see Note 3 of Notes to Condensed Consolidated Financial Information. These increases were partially offset by lower sales and lower operating margins of the filter business.

   Although sales levels were essentially even with 1994 selling, general and administrative expenses increased $1,091,000 or 11.1%, primarily the result of higher sales commission expenses due to a change in product mix from noncommission sales to commission sales.


RESULTS OF OPERATIONS (Continued)


   Interest expense decreased by $102,000 on slightly higher average borrowings as a result of lower interest rates. Interest income has decreased by $949,000 due primarily to the payment of the special dividend in August, 1994 which significantly reduced the Company's interest earning cash and cash equivalents balances.

   The provision for income taxes of $628,000 increased $2,492,000 from the benefit for income taxes of $1,864,000 in 1994, the result of higher taxable domestic income. The losses generated by Katy's German subsidiary continue to be ineligible for tax benefits.

   Equity in income of unconsolidated subsidiaries increased by $87,000, or 14%. Syratech Corporation's higher earnings in 1995 were partially offset by lower earnings of Bee Gee Holding Company and the exclusion of C.E.G.F.'s
(USA) earnings. Katy acquired a 50% interest in C.E.G.F. (USA) on March 27, 1994 and their subsequent earnings are included in Katy's Statement of Condensed Consolidated Operations. For additional information on unconsolidated subsidiaries see Note 3 of Notes to Condensed Consolidated Financial Information.

                         KATY INDUSTRIES, INC.

                      PART II - OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS



        (a) Notice of Claim - Medford Oregon. Cost estimates for the clean-up required by the Oregon Department of Environmental Quality in this matter, referred to in Katy's Form 10-K for the year ended December 31, 1994, currently range between $2,000,000 and $3,000,000. Katy and Balteau Standard, Inc. have recently agreed to share such costs. Pursuant to such agreement, Katy will be responsible for 65% of the first $2,000,000 of such costs and 50% of such costs to the extent that they exceed $2,450,000.

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


                                          KATY INDUSTRIES, INC.
                                               Registrant


DATE:  May 15, 1995                       By /s/John R. Prann, Jr.
                                          John R. Prann, Jr.
                                          President, Chief Executive Officer
                                          and Chief Operating Officer


DATE:  May 15, 1995                       By /s/P. Kurowski
                                          P. Kurowski
                                          Treasurer
                                          Chief Financial Officer