Form 10-Q
period 1995-06-30
KATY INDUSTRIES INC
filed 1995-08-14
CIK 54681

Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13
or 15(d) of the Securities Exchange Act of 1934


For Quarter Ended: June 30, 1995          Commission File
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


Class                        Outstanding at June 30, 1995
Common stock, $1 par value            9,076,387
KATY INDUSTRIES, INC.

FORM 10-Q

JUNE 30, 1995





INDEX




Page No.
PART I      FINANCIAL INFORMATION
        Condensed Consolidated Balance Sheets
        June 30, 1995 and December 31, 1994                 2
        Statements of Condensed Consolidated Operations
        Three months and six months ended
          June 30, 1995 and 1994                            4
        Statements of Condensed Consolidated Cash Flows
        Six months ended June 30, 1995 and 1994             5
      Notes to Condensed Consolidated Financial Information 6
        Management's Discussion and Analysis of
         Financial Condition and Results of Operations      11


PART II     OTHER INFORMATION
       Item 1  Legal Proceedings                            17
       Item 6  Exhibits and Reports on Form 8-K             17
       Signatures                                           18

KATY INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

JUNE 30, 1995 AND DECEMBER 31, 1994


                                            June 30,     December 31,
                                               1995          1994
                                                        (Thousands of Dollars)
CURRENT ASSETS:

  Cash and cash equivalents                         $ 2,700       $ 8,475
  Marketable securities - available for sale         28,062        23,756
  Accounts receivable, trade, net of allowance
    for doubtful accounts of $965 and $3,183         27,832        20,423
  Notes and other receivables, net of allowance
    for doubtful notes of $504 and $854               2,026         2,112
  Inventories - Note 1                               36,594        31,312
  Other current assets                               12,468        13,784


        Total current assets                        109,682        99,862


OTHER ASSETS:
  Investments, at equity, in
    unconsolidated subsidiaries - Note 3             47,440        45,310
  Investments, at cost - Note 4                         424           406
  Investments in waste-to-energy facility            11,532        11,759
  Notes receivable, net of allowance for
    doubtful notes of $2,500                          1,430         2,283
  Miscellaneous (Note 2)                             12,045         4,982

        Total other assets                           72,871        64,740


PROPERTIES, at cost:
  Land and improvements                               4,407         4,868
  Buildings and improvements                         33,829        25,152
  Machinery and equipment                            38,876        56,743
    77,112                                           86,763
  Accumulated depreciation                        (  35,090)    (  48,223)

        Net properties                               42,022        38,540

                                                   $224,575      $203,142



See Notes to Condensed Consolidated Financial Statements.

KATY INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

JUNE 30, 1995 AND DECEMBER 31, 1994


                                            June 30,     December 31,
                                               1995          1994
                                                        (Thousands of Dollars)
CURRENT LIABILITIES:
  Notes payable - banks                            $ 24,353       $ 7,948
  Accounts payable                                    8,218         6,807
  Accrued compensation                                2,789         6,180
  Accrued expenses                                   26,632        25,060
  Accrued interest and taxes                          1,408           773
  Current maturities, long-term debt                    527         2,407
  Dividends payable                                     646           646
        Total current liabilities                    64,573        49,821


LONG-TERM DEBT, less current maturities               9,763        10,572


OTHER LIABILITIES                                    34,469        31,759



MINORITY INTEREST                                       215           212

        Total liabilities                           109,020        92,364

STOCKHOLDERS' EQUITY:
  Common stock, $1 par value, authorized
    25,000,000 shares, issued 9,821,329 shares        9,821         9,821
  Additional paid-in capital                         51,111        51,111
  Foreign currency translation adjustment          (  1,674)        2,676
  Unrealized holding gains, net of tax                7,069         4,426
  Retained earnings                                  62,071        55,587
  Treasury stock, at cost, 744,942 shares         (  12,843)    (  12,843)

        Total stockholders' equity                  115,555       110,778

                                                   $224,575      $203,142



See Notes to Condensed Consolidated Financial Statements.

KATY INDUSTRIES, INC.

STATEMENTS OF CONDENSED CONSOLIDATED OPERATIONS

THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1995 AND 1994

                                       Three Months       Six Months
                                       Ended June 30      Ended June 30
                                        1995     1994      1995     1994
                                                 (In Thousands Except Per Share Data)

Net sales                                $ 49,609 $ 42,641  $ 87,967 $ 81,064

Costs and expenses:
  Cost of goods sold                       34,131   36,116    60,587   63,152
  Selling, general and administrative      13,253   11,580    24,207   21,443
  Depreciation and amortization             2,268    1,514     3,646    3,058
  Interest expense                            945      502     1,363    1,022
  Interest income                       (     380)(  1,294)(     656)(  2,519)
  Other, net                            (   1,066)   1,792 (     829)   1,562
  Write off of assets - Notes 4 and 6        -       2,708      -       9,288
  Reversal of previously recorded
     losses - Note 2                    (   4,920)     -   (   4,920)     -

                                           44,231   52,918    83,398   97,006
    Income (loss) from consolidated
     operations before income tax credit    5,378  ( 10,277)   4,569 ( 15,942)

Income tax credit                           2,477    1,739     1,849    3,603

    Income (loss) from
     consolidated operations                7,855 (  8,538)    6,418(  12,339)

Equity in income of unconsolidated
   subsidiaries (net of tax)- Note 3          500      691     1,200    1,304

   Net income (loss)                        8,355 (  7,847)    7,618(  11,035)



Income (loss) per share                  $    .92 ($   .87)   $  .84  ($ 1.22)

Average shares outstanding                  9,076    9,017     9,076    9,017

Dividends per common share               $  .0625 $14.0000  $  .1250 $14.0625




See Notes to Condensed Consolidated Financial Statements.

KATY INDUSTRIES, INC.

STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS

SIX MONTHS ENDED JUNE 30, 1995 AND 1994

                                                   Six Months Ended
                                                       June 30,
                                                1995        1994
                                                        (Thousands of dollars)
Cash flows from operating activities:
  Net income (loss)                                   $ 7,618   ($ 11,035)
  Write off of assets                                    -          9,288
  (Gain) loss on sale of assets                     (      18)         76
  Disposition of portion of investment in subsidiary(   7,902)        -
  Provisions for inventory valuation reserves            -          5,072
  Adjustments to reconcile net income to net cash
    flows from operating activities                 (   3,455)  (     124)

        Net cash flows from operating activities        3,757       3,277

Cash flows from investing activities:
  Proceeds from sale of assets                             94         217
  Collections of notes receivable                         481         227
  Acquisition of businesses, net of cash acquired   (  23,480)        -
  Other investments                                       -     (   2,226)
  Capital expenditures                              (   5,317)  (   1,614)

        Net cash flows from investing activities    (  28,222)  (   3,396)

Cash flows from financing activities:
  Notes payable activity, net                          23,063   (     171)
  Principal payments on long-term debt              (   1,662)  (   1,479)
  Payment of dividends                              (   1,135)  (   1,126)
  Proceeds from issuance of long-term debt              5,938        -

        Net cash flows from financing activities       26,204   (   2,776)

Net increase (decrease) in cash and cash
  equivalents                                       (   5,775)  (   2,895)

Cash and cash equivalents beginning of period           8,475     130,289

Cash and cash equivalents end of period               $ 2,700    $127,394






See Notes to Condensed Consolidated Financial Statements.

(1)    Significant Accounting Policies

Consolidation Policy

   The financial statements include, on a consolidated basis, the accounts of Katy Industries, Inc. and subsidiaries (Katy) in which Katy has greater than a 50% interest or exercises significant influence or control.

   The information included herein reflects all known adjustments which are, in the opinion of management, necessary for a fair presentation of financial condition and results of operations. Interim figures are subject to year-end audit adjustments and may not be indicative of results to be realized for the entire year.

Inventories

   The components of inventories are as follows:

                                        June 30,        December 31,
                                          1995              1994
                                           (Thousands of Dollars)

           Raw materials                $ 14,447       $ 11,304
           Work in process                 6,442          7,137
           Finished goods                 15,705         12,871

                                        $ 36,594       $ 31,312


(2)    Acquisitions and Divestitures:

   Effective March 31, 1995, Katy purchased all of the outstanding shares of common stock of GC Thorsen, Inc. (GCT), a leading value-added marketer and distributor of electronic and electrical parts and accessories and nonpowered handtools. The purchase price, including acquisition costs, was approximately $24,000,000, of which $19,500,000 was financed through Katy's bank line of credit. The acquisition has been accounted for under the purchase method. The excess of the purchase price over the fair value of the net assets acquired of approximately $4,200,000 is included in Other Assets - Miscellaneous on the accompanying balance sheet and is being amortized over 20 years.

        On June 30, 1995, Katy sold one half of its 75% interest (90,000 shares) in Schoen & Cie, AG (Schoen) to Pegasus Beteiligungen AG of Heidelberg, Germany. The sale, which is irrevocable, was made on the basis of a contingent price, whereby Katy will receive two-thirds of the amount ultimately realized by Pegasus in any future sale of such shares, or, under some circumstances, Katy will be entitled to find a purchaser for two-thirds of such shares and receive the proceeds of the sale thereof. Katy continues to hold 90,000 shares, or a 37.5% interest in Schoen. With the reduction in its ownership interest and influence, Katy is reporting its continuing investment in Schoen using the equity method of accounting for this minority owned subsidiary effective June 30, 1995. In connection with the sale, Katy recorded a gain of $4,920,000 reflecting the reversal of previously recorded losses of Schoen and a deferred tax asset of $3,000,000.


(2) Acquisitions and Divestitures (Continued)

    Katy has previously stated its intent to not fund future operations of Schoen and has no legal liability for any of Schoen's liabilities. Katy's investment in Schoen is recorded at zero as of June 30, 1995.

    The unaudited pro forma consolidated results of operations of Katy for the six months ended June 30, 1995, reflecting the allocation of the purchase and related costs of the GC Thorsen transaction and the sale of 50% of Katy's interest in Schoen, would have been as follows (in thousands except per share amounts), assuming that the Thorsen acquisition and the Schoen sale had taken place at the beginning of the period.

                                          Six Months Ended
                                           June 30, 1995

Net sales                                     $   76,979

Net income                                    $    5,596

Net income per common share                   $      .62

On July 14, 1995, Katy sold the assets of its B.M. Root operation in York, Pennsylvania to a group headed by the General Manager of the operation. The sale was at net book value (approximately $700,000).



(3) Investments in Unconsolidated Subsidiaries, at Equity

    Katy's investments in unconsolidated subsidiaries are
comprised of the following:
                                  June 30,             December 31,
                                    1995                   1994
                                            (Thousands of Dollars)

    Syratech Corporation                 $40,214          $38,325
    Bee Gee Holding Company, Inc.          7,226            6,985
    Schoen & Cie, AG                        -0-              N/A
                                         $47,440          $45,310

(3)  Investments in Unconsolidated Subsidiaries, at Equity
(Continued)

    The condensed financial information which follows reflects
Katy's proportionate share in the financial position and results of operations of all of its unconsolidated subsidiaries:



                                     June 30,       December 31,
                                       1995           1994
                                     (Thousands of Dollars)

           Current assets                  $ 54,826       $ 40,474
           Current liabilities             ( 27,883)     (  16,196)

             Working capital                 26,943         24,278

           Properties, net                   30,763         27,590
           Other assets                       2,113            836
           Long-term debt                 (   7,860)     (   4,894)
           Other liabilities              (   4,840)     (   3,086)

             Stockholders' equity            47,119         44,724

           Unamortized excess of cost
             over net assets acquired           356            586

           Investments, at equity, in
             unconsolidated subsidiaries   $ 47,440       $ 45,310




(3)  Investments in Unconsolidated Subsidiaries, at Equity
(Continued)

                               Three Months         Six Months
                               Ended June 30       Ended June 30
                              1995      1994     1995       1994
                                   (Thousands of Dollars)

       Sales                       $14,687  $20,890   $40,038  $41,784

       Cost and expenses          ( 14,246)( 20,435) ( 38,334)( 40,010)

         Net income from
          continuing operations        441      455     1,704    1,774

       Income from discontinued
          operations - net of tax      680    1,002       680    1,002

       Net income                    1,121    1,457     1,024    2,776

       Amortization of excess
         of cost over net
         assets required          (    127)(    198) (    254)(    402)

       Provision for income
         taxes                    (    494)(    568) (    930)(  1,070)

       Equity in net income
         of unconsolidated
         subsidiaries              $   500  $   691   $ 1,200  $ 1,304

       The financial statements of Syratech Corporation included herein are for the six months ended March 31, 1995, which is the latest date available, with results of discontinued operations presented only for the three months ending March 31, 1995 and 1994. On March 28, 1995, Syratech sold its subsidiary, Syroco, Inc., for $140,000,000 resulting in a gain of $30,451,000 which Syratech will report in the quarter ended June 30, 1995. Syroco is shown above as a discontinued operation. Katy will report its share of the gain on sale (approximately $5,000,000 net of tax) in Katy's third quarter ended September 30, 1995.

(4)    Investments, at Cost

       In April, 1994 management of Katy met with Katy's oil exploration joint venture partners and, based on current facts and circumstances, Katy has decided not to commit further funds to the oil exploration project and will not participate in any further activities on the site. Accordingly, in March, 1994 Katy wrote off its $6,580,000 investment.


(5)    Special Dividend

       On June 29, 1994, Katy's Board of Directors declared a special cash dividend of $14.00 per share on Katy's common stock, payable August 19, 1994 to stockholders of record at the close of business on July 22, 1994.

(6)    Nonrecurring Items

       During the second quarter of 1994 Katy provided $6,156,000 of inventory and other adjustments at certain subsidiaries, which were primarily inventory adjustments within the industrial machinery group. Katy management also concluded that the value ($2,708,000) of the Seghers waste-to-energy technology that was acquired in 1987 had been significantly impaired and wrote it off in the second quarter of 1994.

LIQUIDITY AND CAPITAL RESOURCES

    During the six months ended June 30, 1995 working capital decreased $5,134,000 compared to December 31, 1994. Current ratios were 1.69 to 1.00 at June 30, 1995 and 2.00 to
1.00 at December 31, 1994, respectively. The decrease in working capital and in the current ratio results from short-term borrowings in connection with the acquisition of GC
Thorsen on March 31, 1995. Katy has authorized and expects to commit an additional $4,000,000 for capital projects during the remainder of 1995. Funding for these expenditures and for working capital needs is expected to be accomplished substantially through use of internally generated funds from operations supplemented by short-term borrowing.

    Effective March 31, 1995 Katy purchased all of the outstanding shares of common stock of GC Thorsen, Inc. (GCT), a leading value-added marketer and distributor of electronic and electrical parts and accessories and nonpowered handtools. The purchase price, including acquisition costs, was approximately $24,000,000, of which $19,500,000 was financed through Katy's bank line of credit. The acquisition has been accounted for under the purchase method. The excess of the purchase price over the fair value of the net assets acquired of approximately $4,200,000 is being amortized over 20 years.

    Effective June 30, 1995 Katy sold one-half of its interest in Schoen & Cie, AG to a German investment company in an irrevocable transaction. The purchaser, Pegasus Beteiligungen AG of Heidelberg, Germany, acquired 90,000 shares, representing a 37.5% interest in Schoen. The sale was made on the basis of a contingent purchase price, whereby the amount Pegasus will pay Katy for the shares is dependent on the amount ultimately realized by Pegasus in the future. Katy continues to hold its remaining 90,000 shares, or a 37.5% interest, in Schoen. As a result of the sale, Katy will no longer consolidate the results of Schoen in Katy's financial statements, and will use the equity method of accounting to report Katy's continuing investment in Schoen. As a result of the sale Katy recorded a gain in the second quarter from the reversal of previously recorded losses of Schoen ($4,920,000) and deferred tax benefits from the sale ($3,000,000).

    The Company and certain of its current and former direct and indirect corporate predecessors, subsidiaries and divisions have been identified by the U.S. Environmental Protection Agency and certain state environmental agencies and private parties as potentially responsible parties ("PRP's") at a number of hazardous waste disposal sites under the Comprehensive Environmental Response, Compensation and Liability Act ("Superfund") and equivalent state laws and, as such, may be liable for the cost of cleanup and other remedial activities at these sites. Responsibility for cleanup and other remedial activities at a Superfund site is typically shared among PRPs based on an allocation formula. The means of determining allocation among PRPs is generally set forth in a written agreement entered into by the PRPs at a particular site. An allocation share assigned to a PRP is often based on the PRP's volumetric contribution of waste to a site. The Company is also involved in remedial response and voluntary environmental clean-up at a number of other sites which are not currently the subject of any legal proceedings under Superfund, including certain

LIQUIDITY AND CAPITAL RESOURCES (Continued)

of its current and formerly owned manufacturing facilities. Based on its estimate of allocation of liability among PRPs, the probability that other PRPs, many of whom are large, solvent, public companies, will fully pay the costs apportioned to them, currently available information concerning the scope of contamination, estimated remediation costs, estimated legal fees and other factors, the Company has an accrual at June 30, 1995 for indicated environmental liabilities in the aggregate amount of approximately $7,150,000.

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

    As of January 13, 1995 the Carroll family beneficially owned approximately 47% and the Gabelli group beneficially owned approximately 21% of the Company's Common Stock. As of August 14, 1995, the Carroll family beneficially owns approximately 46% and the Gabelli group owns approximately 21.8%.

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

LIQUIDITY AND CAPITAL RESOURCES (Continued)

    Once exercisable, each Right not owned by an Acquiring Person, or if the Carroll family or the Gabelli group acquires additional shares, then that family or group, allows the Rightholder to acquire one share of the Company's Common Stock at an exercise price of $35, subject to adjustment.
Thereafter, upon the occurrence of certain events (for example, if the Company is the surviving corporation of a merger with an Acquiring Person), the Rights entitle holders other than the Acquiring Person to acquire Common Stock having a value of twice the exercise price of the Right. Alternatively, upon the occurrence of certain other events (for example, if the Company is acquired in a merger or other business combination transaction in which the Company is not the surviving corporation), the Rights would entitle holders other than the Acquiring Person to acquire Common Stock of the Acquiring Person having a value twice the exercise price of the Rights.

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

    At June 30, 1995, Katy had short and long-term indebtedness for money borrowed of $34,643,000 of which $24,000,000 represented short-term borrowings under Katy's domestic bank line of credit, which borrowings were used primarily for the acquisition of GC Thorsen, Inc. Total debt was 23.1% of total debt and equity at June 30, 1995. Katy has a line of credit with The Northern Trust Company in the amount of $40,000,000. The line of credit may be used for letters of credit, working capital and/or acquisitions.

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


RESULTS OF OPERATIONS

Six Months Ended June 30, 1995

    Following are summaries of sales and operating income for the six months ended June 30, 1995 and 1994 by industry segment:

                                         Sales
                                               Increase (Decrease)
                                     1995       1994      Amount        Per Cent
                                       (Thousands of Dollars)

Industrial Machinery              $ 29,033  $ 31,368 ( $ 2,335)          ( 7.4%)

Industrial Components               14,117    16,871 (   2,754)          (16.3 )

Consumer Products                   44,817    32,825    11,992            36.5

     Total sales                  $ 87,967  $ 81,064  ($ 6,903)         (  8.5%)



                                           Operating Income
                                                Percent of Sales
                                     1995      1994      1995     1994
                                     (Thousands of Dollars)

Industrial Machinery              ($ 1,900) ($ 5,550)  ( 6.5%)  ( 17.7%)

Industrial Components                1,995       270    14.1       1.6
Consumer Products                    3,676     3,913     8.2      11.9

     Total operating income        $ 3,771   $ 1,367     4.3%   (  1.7%)

   The decreased sales of the Industrial Machinery segment is attributable to decreased sales of Schoen and its subsidiaries, where operations continue to decline, partially offset by increases of the manufacturers of machinery for the food processing industry and for the wood processing industry. The 1995 operating loss reported for the segment was considerably less than the loss reported in 1994, the result of 1994 adjustments to inventory values at certain locations, primarily foreign operations, which did not recur in 1995.

   The Industrial Components segment reported decreased sales, primarily due to the sale of the business that refitted machinery for the oil, gas petrochemical industries in the fourth quarter of 1994. Sales increases were reported by the

Six Months Ended June 30, 1995 (Continued)

manufacturers of electrical equipment, specialty metals and gauging and control systems. Operating income increased primarily as the result of the sales increases, improved margins in 1995 and 1994 adjustments to inventory values of a foreign subsidiary.

   The Consumer Products segment reported increased sales, primarily due to the acquisition on March 31, 1995 of GC Thorsen, a marketer of electronic parts and handtools. Significant sales increases in the refrigeration and cold storage business and the stain, coating and water repellant business were largely offset by decreases in the filter business. Operating income decreased due to lower sales and margin levels at the filter and abrasives businesses, offset by increased margins in the refrigeration and cold storage business.

   Selling, general and administrative expenses increased by $2,765,000, primarily the result of the acquisition of GC
Thorsen and increased sales expenses due to higher sales in 1995.

   Income before income taxes increased by $20,511,000 primarily the result of the reversal of previously recorded losses of Schoen of $4,902,000 in 1995 and the write-off of assets of $9,288,000 and reserves against inventories of $6,156,000 in 1994.

   The effective tax rate for the six months ended June 30, 1995 was a credit of 40.5% compared to 22.6% for 1994. The 1995 credit is due primarily to the deferred tax benefit resulting from the sale of 50% of Katy's investment in Schoen and the reversal of previously recorded losses of Schoen, which does not require a tax provision since no benefit was provided on such losses. The low effective rate in 1994 is due primarily to foreign losses for which no tax benefit was provided.

RESULTS OF OPERATIONS

Three Months Ended June 30, 1995

   Following are summaries of sales and operating income for the three months ended June 30, 1995 and 1994 by industry segment:

                                              Sales
                                               Increase (Decrease)
                                     1995      1994     Amount           Per Cent
                                (Thousands of Dollars)

Industrial Machinery              $ 15,296  $ 15,787  ($   491)          (  3.1%)

Industrial Components                7,139     9,238  (  2,099)          ( 22.7 )

Consumer Products                   27,174    17,616     9,558             54.3

     Total sales                  $ 49,609  $ 42,641   $ 6,968             16.3%


Three Months Ended June 30, 1995 (Continued)

                                           Operating Income
                                                Percent of Sales
                                      1995      1994       1995      1994
                                    (Thousands of Dollars)

Industrial Machinery              ($   512) ($ 5,352)     ( 3.3%)  ( 33.9%)

Industrial Components                1,080  (    235)       15.1   (  2.6 )

Consumer Products                    1,656     2,161         6.1     12.3

     Total operating income        $ 2,224  ($ 3,426)      ( 4.5%) (  8.0%)

  In the Industrial Machinery segment, the decrease in sales of Schoen and its subsidiaries was partially offset by increased sales of the manufacturers of machinery for the food processing industry and for the wood processing industry. The 1995 operating loss reported for the segment was considerably less than the loss reported in 1994. The improvement was attributable to 1994 adjustments to inventory values at certain locations, primarily foreign operations which did not recur in 1995.

  The Industrial Components segment reported decreased sales, substantially due to the sale of the business that refitted machinery for the oil, gas and petrochemical industries in the fourth quarter of 1994. The manufacturer of electrical equipment reported increased sales with higher operating income, the result of higher profit margins in 1995. The manufacturer of gauging and control systems experienced higher sales and higher operating income due to improved margins.

  The Consumer Products segment reported increased sales due to the acquisition of the marketer of electronic parts and handtools. Increased sales by the refrigeration and cold storage company were offset by lower sales of the filter and stain businesses. Operating income declined due to lower sales and margin levels at the filter and stain businesses.

  Income before income taxes increased by $15,655,000, primarily the result of the reversal of the previously recorded losses of Schoen of $4,920,000 in 1995 and the write-off of assets of $2,708,000 and reserves against inventories of $6,156,000 along with costs of downsizing certain operations in 1994.

  The effective tax rate for the three months ended June 30, 1995 was a credit of 46.1% compared to 16.9% for 1994. The 1995 credit is due primarily to the deferred tax benefit resulting from the sale of 50% of Katy's investment in Schoen and the reversal of previously recorded losses of Schoen, which does not require a tax provision since no benefit was provided on such losses. The low effective rate in 1994 is due primarily to foreign losses for which no tax benefit was provided.


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



Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

  Exhibits will be filed in paper copy under "Rule 201"
     Temporary Hardship Exemption.

(b) Reports on Form 8-K

  On April 20, 1995, the Company filed a current report on Form 8-K (Item 2) stating that the Company purchased for cash all of the outstanding capital stock of GC Thorsen, Inc., on April 5, 1995.

  On June 15, 1995, the Company filed a current report on Form 8-K/A (Item 7) providing information in response to items 7(a) and 7(b) to Form 8-K with respect to audited financial statements of GC Thorsen, Inc. for the year ended December 31, 1994, unaudited interim financial statements of GC Thorsen, Inc. for the three months ended
  March 31, 1995 and 1994, and pro forma financial statements of Katy Industries, Inc. for the year ended
  December 31, 1994 and three months ended March 31, 1995 giving effect to the GC Thorsen, Inc. acquisition as provided therein.






Signatures

       Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                KATY INDUSTRIES, INC.
                                Registrant


DATE:  August 14, 1995
By /s/John R. Prann, Jr.
John R. Prann, Jr.
President,
Chief Executive Officer &
Chief Operating Officer

DATE:  August 14, 1995
By /s/P. Kurowski
P. Kurowski
Secretary, Treasurer &
Chief Financial Officer