Form 10-Q/A
period 1995-06-30
KATY INDUSTRIES INC
filed 1995-08-22
CIK 54681

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



See Notes to Condensed Consolidated Financial Statements.

KATY INDUSTRIES, INC.

STATEMENTS OF CONDENSED CONSOLIDATED OPERATIONS

THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1995 AND 1994

                                       Three Months       Six Months
                                       Ended June 30      Ended June 30
                                        1995     1994      1995     1994
                                                 (In Thousands Except Per Share Data)

Net sales                                $ 49,609 $ 42,641  $ 87,967 $ 81,064

Costs and expenses:
  Cost of goods sold                       34,131   36,116    60,587   63,152
  Selling, general and administrative      13,253   11,580    24,207   21,443
  Depreciation and amortization             2,268    1,514     3,646    3,058
  Interest expense                            945      502     1,363    1,022
  Interest income                       (     380)(  1,294)(     656)(  2,519)
  Other, net                            (   1,066)   1,792 (     829)   1,562
  Write off of assets - Notes 4 and 6        -       2,708      -       9,288
  Reversal of previously recorded
     losses - Note 2                    (   4,920)     -   (   4,920)     -

                                           44,231   52,918    83,398   97,006
    Income (loss) from consolidated
     operations before income tax credit    5,378 ( 10,277)    4,569 ( 15,942)

Income tax credit                           2,477    1,739     1,849    3,603

    Income (loss) from
     consolidated operations                7,855 (  8,538)    6,418(  12,339)

Equity in income of unconsolidated
   subsidiaries (net of tax)- Note 3          500      691     1,200    1,304

   Net income (loss)                        8,355 (  7,847)    7,618(  11,035)



Income (loss) per share                  $    .92($    .87) $    .84($   1.22)

Average shares outstanding                  9,076    9,017     9,076    9,017

Dividends per common share               $  .0625 $14.0000  $  .1250 $14.0625



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



(3) Investments in Unconsolidated Subsidiaries, at Equity

    Katy's investments in unconsolidated subsidiaries are
comprised of the following:
                                  June 30,             December 31,
                                    1995                   1994
                                            (Thousands of Dollars)

    Syratech Corporation                 $54,214          $38,325
    Bee Gee Holding Company, Inc.          7,226            6,985
    Schoen & Cie, AG                        -0-              N/A
                                         $47,440          $45,310

(3)  Investments in Unconsolidated Subsidiaries, at Equity
(Continued)

    The condensed financial information which follows reflects
Katy's proportionate share in the financial position and results of operations of all of its unconsolidated subsidiaries:



                                     June 30,       December 31,
                                       1995           1994
                                     (Thousands of Dollars)

           Current assets                  $ 54,826       $ 40,474
           Current liabilities             ( 21,883)     (  16,196)

             Working capital                 26,943         24,278

           Properties, net                   30,763         27,590
           Other assets                       2,113            836
           Long-term debt                 (   7,860)     (   4,894)
           Other liabilities              (   4,840)     (   3,086)

             Stockholders' equity            47,119         44,724

           Unamortized excess of cost
             over net assets acquired           356            586

           Investments, at equity, in
             unconsolidated subsidiaries   $ 47,440       $ 45,310




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

RESULTS OF OPERATIONS

Six Months Ended June 30, 1995

    Following are summaries of sales and operating income for the six months ended June 30, 1995 and 1994 by industry segment:


                                         Sales
                                               Increase (Decrease)
                                   1995       1994   Amount    Per Cent
                                      (Thousands of Dollars)

Industrial Machinery              $ 29,033  $ 31,368 ( $ 2,335) ( 7.4%)

Industrial Components               14,117    16,871 (   2,754) (16.3 )

Consumer Products                   44,817    32,825    11,992   36.5

     Total sales                  $ 87,967  $ 81,064  ($ 6,903)(  8.5%)



                                           Operating Income
                                                Percent of Sales
                                    1995      1994      1995     1994
                                     (Thousands of Dollars)

Industrial Machinery              ($ 1,900) ($ 5,550) ( 6.5%)  ( 17.7%)

Industrial Components                1,995       270    14.1       1.6
Consumer Products                    3,676     3,913     8.2      11.9

     Total operating income        $ 3,771   $ 1,367     4.3%   (  1.7%)

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 1995

   Following are summaries of sales and operating income for the three months ended June 30, 1995 and 1994 by industry segment:

                                              Sales
                                               Increase (Decrease)
                                    1995      1994     Amount   Per Cent
                                (Thousands of Dollars)
Industrial Machinery              $ 15,296  $ 15,787  ($   491) (  3.1%)

Industrial Components                7,139     9,238  (  2,099) ( 22.7 )

Consumer Products                   27,174    17,616     9,558    54.3

     Total sales                  $ 49,609  $ 42,641   $ 6,968    16.3%

Three Months Ended June 30, 1995 (Continued)

                                           Operating Income
                                                Percent of Sales
                                      1995     1994      1995     1994
                                    (Thousands of Dollars)

Industrial Machinery              ($   512) ($ 5,352)   ( 3.3%)( 33.9%)

Industrial Components                1,080  (    235)    15.1  (  2.6 )

Consumer Products                    1,656     2,161      6.1    12.3

     Total operating income        $ 2,224  ($ 3,426)   ( 4.5%)(  8.0%)

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



Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits - EX-99 (A) attached is our document for the Purchase of GC Thorsen.

(b) Exhibits - EX-99 (B) attached is our document of the Sale of Schoen.

(c) Reports on Form 8-K

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