Form 10-Q
period 1995-09-30
KATY INDUSTRIES INC
filed 1995-11-13
CIK 54681

Securities and Exchange Commission
                        Washington, D.C. 20549

                              FORM 10-Q

                  Quarterly Report Under Section 13
           or 15(d) of the Securities Exchange Act of 1934


   For Quarter Ended: September 30, 1995    Commission File Number
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


            Yes   X          No



   Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.


   Class         Outstanding at October, 31 1995
    Common stock, $1 par value                         8,763,087
                        KATY INDUSTRIES, INC.

                              FORM 10-Q

                          SEPTEMBER 30, 1995





                                INDEX




   Page No.
PART I      FINANCIAL INFORMATION
            Condensed Consolidated Balance Sheets
              September 30, 1995 and December 31, 1994
       2
            Statements of Condensed Consolidated Operations
              Three months and nine months ended
                September 30, 1995 and 1994
       4
            Statements of Condensed Consolidated Cash Flows
              Nine months ended September 30, 1995 and 1994
       5
            Notes to Condensed Consolidated Financial Information
       6
            Management's Discussion and Analysis of
              Financial Condition and Results of Operations
      11


PART II     OTHER INFORMATION
            Item 1  Legal Proceedings
      18
            Item 6  Exhibits and Reports on Form 8-K
      18
            Signatures
      19


                         KATY INDUSTRIES, INC.

                CONDENSED CONSOLIDATED BALANCE SHEETS

               SEPTEMBER 30, 1995 AND DECEMBER 31, 1994


                                                September 30,    December 31,
                                                     1995          1994

                                                   (Thousands of Dollars)

CURRENT ASSETS:
  Cash and cash equivalents                         $ 4,096       $ 8,475
  Marketable securities - Note 4                     16,566        23,756
  Accounts receivable, trade, net of allowance
    for doubtful accounts of $1,019 and $3,183       25,306        20,423
  Notes and other receivables, net of allowance
    for doubtful notes of $854                        1,701         2,112
  Inventories - Note 1                               37,562        31,312
  Other current assets                               12,760        13,784


        Total current assets                         97,991        99,862


OTHER ASSETS:
  Investments, at equity, in
    unconsolidated subsidiaries - Note 3             56,171        45,310
  Investments in waste-to-energy facility            11,413        11,759
  Notes receivable, net of allowance for
    doubtful notes of $2,500                          1,033         2,283
  Miscellaneous - Note 2                             16,798         5,388

        Total other assets                           85,415        64,740


PROPERTIES, at cost:
  Land and improvements                               4,458         4,868
  Buildings and improvements                         33,595        25,152
  Machinery and equipment                            38,302        56,743
                                                     76,355        86,763
  Accumulated depreciation                        (  33,779)    (  48,223)

        Net properties                               42,576        38,540

                                                   $225,982      $203,142


See Notes to Condensed Consolidated Financial Statements.


                        KATY INDUSTRIES, INC.

                CONDENSED CONSOLIDATED BALANCE SHEETS

               SEPTEMBER 30, 1995 AND DECEMBER 31, 1994


                                                  September 30,  December 31,
                                                      1995          1994
                                                   (Thousands of Dollars)
CURRENT LIABILITIES:
  Notes payable - banks                            $ 12,529       $ 7,948
  Accounts payable                                   10,123         6,807
  Accrued compensation                                2,987         6,180
  Accrued expenses                                   24,909        25,060
  Accrued interest and taxes                          5,664           773
  Current maturities, long-term debt                    522         2,407
  Dividends payable                                     632           646
        Total current liabilities                    57,366        49,821


LONG-TERM DEBT, less current maturities               9,632        10,572


OTHER LIABILITIES                                    36,806        31,759



MINORITY INTEREST                                       225           212

        Total liabilities                           104,029        92,364

STOCKHOLDERS' EQUITY:
  Common stock, $1 par value, authorized
    25,000,000 shares, issued 9,821,329 shares        9,821         9,821
  Additional paid-in capital                         51,111        51,111
  Foreign currency translation adjustment         (   1,534)        2,676
  Unrealized holding gains, net of tax                5,336         4,426
  Retained earnings                                  72,206        55,587
  Treasury stock, at cost, 971,642 and 744,942
      shares - Note 7                             (  14,987)    (  12,843)

        Total stockholders' equity                  121,953       110,778

                                                   $225,982      $203,142


See Notes to Condensed Consolidated Financial Statements.


                            KATY INDUSTRIES, INC.

               STATEMENTS OF CONDENSED CONSOLIDATED OPERATIONS

        THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994


                                            Three Months         Nine Months
                                          Ended September 30  Ended September 30
                                           1995       1994    1995       1994
                                            (In Thousands Except Per Share Data)
Net sales                                $ 42,336 $ 40,561 $ 130,303 $121,625

Costs and expenses:
  Cost of goods sold                       27,700   26,195    88,287   89,347
  Selling, general and administrative      10,653   11,811    34,860   33,254
  Depreciation and amortization             2,306    1,501     5,952    4,559
  Interest expense                            545      335     1,908    1,357
  Interest income                       (     150) (   704)  (   806)(  3,223)
  Other, net                            (     634) (    64)  ( 1,463)   1,498
  Gain on marketable security
    transactions - Note 4               (   6,882)    -      ( 6,882)     -
  Write off of assets - Note 6               -        -         -       9,288
  Reversal of previously recorded
     losses - Note 2                         -        -      ( 4,920)      -

    Total costs and expenses               33,538   39,074   116,936  136,080

    Income (loss) from consolidated
     operations before income tax credit
     (provision)                            8,798    1,487    13,367 ( 14,455)

Income tax credit (provision)           (   3,386) (   540)   (1,536)   3,063
Income (loss) from
     consolidated operations                5,412      947    11,831(  11,392)

Equity in income of unconsolidated
   subsidiaries (net of tax)- Note 3:
     Income from continuing operations        373       73       894      321
     Income from discontinued operations      -      1,013       678    2,069
     Gain on sale of Syroco, Inc.           4,904     -        4,904     -
         Total                              5,277    1,086     6,476    2,390

Net Income (Loss)                        $ 10,689  $ 2,033  $ 18,307 ($ 9,002)


Earnings (loss) per share               $   1.18 $    .22  $   2.02($   1.00)

Average shares outstanding                 9,012    9,018     9,055    9,018

Dividends per common share - Note 5    $   .0625  $ .0625   $ .1875 $  14.125

See Notes to Condensed Consolidated Financial Statements.



                        KATY INDUSTRIES, INC.

           STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS

            NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

                                                           Nine Months Ended
                                                             September 30
                                                           1995         1994


                                                        (Thousands of dollars)

Cash flows from operating activities:
  Net income (loss)                                      $ 18,307   ($  9,002)
  Write off of assets                                        -          9,288
  Gain on sale of assets                                (      30)  (      70)
  Disposition of portion of investment in subsidiary    (   7,902)        -
  Provision for inventory valuation reserves                 -          5,072
  Gain on marketable security transactions - net of tax (   4,315)        -
  Gain on sale of Syroco, Inc. - net of tax             (   4,904)        -
  Adjustments to reconcile net income to net cash
    flows from operating activities                         4,718       1,098

        Net cash flows from operating activities            5,874       6,386

Cash flows from investing activities:
  Proceeds from sale of assets                                661         456
  Collections of notes receivable                           1,006         640
  Proceeds from sale of marketable securities              14,756         -
  Acquisition of businesses, net of cash acquired       (  30,416)  (   2,226)
  Purchase of Treasury Shares                           (   2,143)        -
  Capital expenditures                                  (   6,781)  (   2,193)

        Net cash flows from investing activities        (  22,917)  (   3,323)

Cash flows from financing activities:
  Notes payable activity, net                              10,487       2,108
  Principal payments on long-term debt                  (   2,059)  (   4,024)
  Payment of dividends                                  (   1,702)  ( 127,371)
  Proceeds from issuance of long-term debt                  5,938       4,019

        Net cash flows from financing activities           12,664   ( 125,268)

Net decrease in cash and cash
  equivalents                                           (   4,379)   (122,205)

Cash and cash equivalents beginning of period               8,475     130,289

Cash and cash equivalents end of period                  $  4,096    $  8,084





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

Inventories

   The components of inventories are as follows:

                                      September 30,      December 31,
                                          1995              1994
                                           (Thousands of Dollars)

           Raw materials                $ 15,192       $ 11,304
           Work in process                 8,042          7,137
           Finished goods                 14,328         12,871

                                        $ 37,562       $ 31,312


(2)    Acquisitions and Divestitures:

   Effective March 31, 1995, Katy purchased all of the outstanding shares of common stock of GC Thorsen, Inc. (GCT), a leading value-added marketer and distributor of electronic and electrical parts and accessories and nonpowered hand tools. The purchase price, including acquisition costs, was approximately $24,000,000, of which $19,500,000 was financed through Katy's bank line of credit. The acquisition has been accounted for under the purchase method. The excess of the purchase price over the fair value of the net assets acquired of approximately $4,200,000 is included in Other Assets - Miscellaneous on the accompanying balance sheet and is being amortized over 20 years.

   Effective August 10, 1995, Katy purchased the assets of Gemtex Company Limited and its United States affiliate, Gemtex Abrasives, Inc. Gemtex is a manufacturer and distributor of coated abrasives for the automotive, industrial and retail markets. The purchase price was approximately $6,900,000 in cash and approximated net book value.

   On June 30, 1995, Katy sold one half of its 75% interest (90,000 shares) in Schoen & Cie, AG (Schoen) to Pegasus Beteiligungen AG of Heidelberg, Germany. The sale, which is irrevocable, was made on the basis of a contingent price, whereby Katy will receive two-thirds of the amount ultimately realized by Pegasus in any future sale of such shares, or, under some circumstances, Katy will be entitled to find a purchaser for two-thirds of such shares and receive the proceeds of the sale thereof. Katy continues to hold 90,000 shares, or a 37.5% interest in Schoen. With the reduction in its ownership interest and influence, Katy is reporting its continuing investment in Schoen using the equity method of accounting for this minority owned subsidiary effective June 30, 1995. In connection with the sale, in the quarter ended June 30, 1995, Katy recorded a gain of $4,920,000 reflecting the reversal of previously recorded losses of Schoen and a deferred tax asset of $3,000,000.

    Katy has previously stated its intent to not fund future operations of Schoen and has no legal liability for any of Schoen liabilities. Katy's investment in Schoen is recorded at zero as of September 30, 1995.

    On June 14, 1995, Katy sold its B.M. Root operation to a group led by the former General Manager of the operation. The sale price of approximately $700,000 represented the approximate net book value.

    On August 25, 1995, Katy sold the assets and business of the Laboratory Equipment Division of its Bach-Simpson Limited operation to a group composed primarily of former managers of the division. The sale price was approximately $900,000 in cash and approximated net book value.

    The unaudited pro forma consolidated results of operations of Katy for the nine months ended September 30, 1995, reflecting the allocation of the purchase and related costs of the GC Thorsen transaction and the sale of 50% of Katy's interest in Schoen, would have been as follows (in thousands except per share amounts), assuming that the Thorsen acquisition and the Schoen sale had taken place at the beginning of the period.

                                            Nine Months Ended
                                           September 30, 1995

Net sales                                     $   119,315

Net income                                    $    16,285

Net income per common share                   $      1.80


(3) Investments in Unconsolidated Subsidiaries, at Equity

    Katy's investments in unconsolidated subsidiaries are comprised of the following:
                                    September 30,         December 31,
                                       1995                   1994
                                      (Thousands of Dollars)

    Syratech Corporation               $48,897             $38,325
    Bee Gee Holding Company, Inc.        7,274               6,985
    Schoen & Cie, AG                      -0-                 N/A
                                       $56,171             $45,310



(3)  Investments in Unconsolidated Subsidiaries, at Equity (Continued)

    The condensed financial information which follows reflects Katy's proportionate share in the financial position and results of operations of all of its unconsolidated subsidiaries:



                                         September 30,     December 31,
                                             1995              1994
                                             (Thousands of Dollars)

           Current assets                 $ 70,463          $ 40,474
           Current liabilities           (  23,959)        (  16,196)

             Working capital                46,504            24,278

           Properties, net                  17,524            27,590
           Other assets                      1,529               836
           Long-term debt                (   5,998)        (   4,894)
           Other liabilities             (   3,680)        (   3,086)

             Stockholders' equity           55,879            44,724

           Unamortized excess of cost
             over net assets acquired          292               586

           Investments, at equity, in
             unconsolidated subsidiaries  $ 56,171          $ 45,310




                               Three Months         Nine Months
                             Ended September 30 Ended September 30
                              1995       1994     1995      1994
                                    (Thousands of Dollars)

       Sales                   $15,387  $14,623   $50,543  $44,013

       Cost and expenses      ( 14,552)( 14,189) ( 48,450)( 42,533)

         Net income from
          continuing operations    835      434     2,093    1,480


       Amortization of excess
         of cost over net
         assets acquired      (    127)(    197) (    381)(    599)

       Provision for income
         taxes                (    335)(    164) (    818) (   560)

       Equity in net income
         of continuing
         unconsolidated
         subsidiaries              373       73       894      321

       Discontinued operation:
         Gain on sale of
         Syroco, Inc. -
         net of tax              4,904       -      4,904       -
         Income from discontinued
          operations - net of tax  -      1,013       678    2,069

       Net income              $ 5,277  $ 1,086   $ 6,476  $ 2,390

       The financial statements of Syratech Corporation included herein are for the nine months ended June 30, 1995, which is the latest date available. On March 28, 1995, Syratech sold its subsidiary, Syroco, Inc., for $140,000,000 resulting in a gain of $30,451,000 which Syratech reported in the quarter ended June 30, 1995. Katy's share of the gain ($4,904,000, net of tax) is reflected in Equity in income of unconsolidated subsidiaries as Gain on sale of Syroco. Syroco's results from operations are shown above and in the Statements of Condensed Consolidated Operations as a discontinued operation.

(4)    Marketable Securities

       In the third quarter of 1995, Katy sold 248,566 shares of Union Pacific Corporation common stock for proceeds of $15,550,000, resulting in a pre-tax gain of $7,675,000.




(5)    Special Dividend

       On June 29, 1994, Katy's Board of Directors declared a special cash dividend of $14.00 per share on Katy's common stock, payable
August 19, 1994 to stockholders of record at the close of business on July 22, 1994.

(6)    Nonrecurring Items

       During the second quarter of 1994 Katy provided $6,156,000 of inventory and other adjustments at certain subsidiaries, which were primarily inventory adjustments within the industrial machinery group.
Katy management also concluded that the value ($2,708,000) of the Seghers waste-to-energy technology that was acquired in 1987 had been significantly impaired and wrote it off in the second quarter of 1994. In April, 1994 management of Katy met with Katy's oil exploration joint venture partners and, based on current facts and circumstances, Katy decided to not commit further funds to the oil exploration project and will not participate in any further activities on the site. Accordingly, in the first quarter of 1994 Katy wrote off its
$6,580,000 investment.


(7)     Stock Repurchase Program

    On August 4, 1995 Katy's Board of Directors authorized the company to repurchase up to 400,000 shares of its common stock over the next twelve months in open market transactions. In connection therewith, Katy repurchased 226,700 of its common shares in the quarter ended
September 30, 1995 at a total cost of $2,143,000.




















LIQUIDITY AND CAPITAL RESOURCES

    During the nine months ended September 30, 1995 working capital decreased
$9,416,000 compared to December 31, 1994.   Current ratios were 1.71 to 1.00
at September 30, 1995 and 2.00 to 1.00 at December 31, 1994, respectively.
The decrease in working capital and in the current ratio results primarily from short-term borrowings in connection with the acquisition of GC Thorsen on March 31, 1995. In the nine months ended September 30, 1995, Katy had capital expenditures of $6,781,000, and expects to incur an additional $2,000,000 for capital projects during the remainder of 1995. Funding for these expenditures and for working capital needs is expected to be accomplished substantially through use of internally generated funds from operations supplemented by short-term borrowing. During the third quarter of 1995 Katy sold 248,566 shares of Union Pacific Corporation common stock for proceeds of $15,550,000 and, under a plan authorized by the Board of
Directors on August 4, 1995, repurchased 226,700 shares of Katy common stock on the open market at a cost of $2,143,000. Net proceeds from these transactions were used to reduce borrowings on Katy's short-term line of
credit and for general corporate purposes.    Effective March 31, 1995,
Katy purchased all of the outstanding shares of common stock of GC Thorsen, Inc. (GCT), a leading value-added marketer and distributor of electronic and electrical parts and accessories and nonpowered hand tools. The purchase price, including acquisition costs, was approximately $24,000,000, of which $19,500,000 was financed through Katy's bank line of credit. The acquisition has been accounted for under the purchase method. The excess of the purchase price over the fair value of the net assets acquired of approximately $4,200,000 is being amortized over 20 years.

    Effective June 30, 1995, Katy sold one-half of its interest in Schoen & Cie, AG to a German investment company in an irrevocable transaction. The purchaser, Pegasus Beteiligungen AG of Heidelberg, Germany, acquired 90,000 shares, representing a 37.5% interest in Schoen. The sale was made on the basis of a contingent purchase price, whereby the amount Pegasus will pay Katy for the shares is dependent on the amount ultimately realized by Pegasus in the future. Katy continues to hold its remaining 90,000 shares, or a 37.5% interest, in Schoen. As a result of the sale, Katy will no longer consolidate the results of Schoen in Katy's financial statements, and will use the equity method of accounting to report Katy's continuing investment in Schoen. As a result of the sale, Katy recorded a gain in the second quarter from the reversal of previously recorded losses of Schoen ($4,920,000) and deferred tax benefits from the sale ($3,000,000).

    Effective August 10, 1995, Katy purchased all of the assets of Gemtex Company Limited and its U.S. affiliate, Gemtex Abrasives, Inc., a manufacturer and distributor of coated abrasives. The purchase price, including acquisition costs, was approximately $6,900,000 and was funded through internally generated funds. The acquisition has been accounted for under the purchase method. The purchase price represented net book value.

    The Company and certain of its current and former direct and indirect corporate predecessors, subsidiaries and divisions have been identified by the U.S. Environmental Protection Agency and certain state environmental agencies and private parties as potentially responsible parties ("PRP's") at a number of hazardous waste disposal sites under the Comprehensive Environmental Response, Compensation and Liability Act ("Superfund") and equivalent state laws and, as such, may be liable for the cost of cleanup and other remedial activities at these sites. Responsibility for cleanup and other remedial activities at a Superfund site is typically shared among PRPs based on an allocation formula. The means of determining allocation among PRPs is generally set forth in a written agreement entered into by the PRPs at a particular site. An allocation share assigned to a PRP is often based on the PRP's volumetric contribution of waste to a site.
The Company is also involved in remedial response and voluntary environmental clean-up at a number of other sites which are not currently the subject of any legal proceedings under Superfund, including certain of its current and formerly owned manufacturing facilities. Based on its estimate of allocation of liability among PRPs, the probability that other PRPs, many of whom are large, solvent, public companies, will fully pay the costs apportioned to them, currently available information concerning the scope of contamination, estimated remediation costs, estimated legal fees and other factors, the Company has an accrual at September 30, 1995 for indicated environmental liabilities in the aggregate amount of approximately $5,450,000.

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

    As of January 13, 1995 the Carroll family beneficially owned approximately 47% and the Gabelli group beneficially owned approximately 21% of the Company's

Common Stock. As of November 10, 1995, the Carroll family beneficially owns approximately 46% and the Gabelli group owns approximately 21.8%.

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

    At September 30, 1995, Katy had short and long-term indebtedness for money borrowed of $22,305,000 of which $12,150,000 represented short-term borrowings under Katy's domestic bank line of credit. Total debt was 15.5% of total debt and equity at September 30, 1995. Katy has a line of credit with The Northern Trust Company in the amount of $40,000,000. The line of credit may be used for letters of credit, working capital and/or acquisitions.

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



RESULTS OF OPERATIONS

Nine Months Ended September 30, 1995

    Following are summaries of sales and operating income for the nine months ended September 30, 1995 and 1994 by industry segment:

                                                     Sales
                                                           Increase (Decrease)
                                   1995         1994      Amount     Per Cent
                                      (Thousands of Dollars)

Industrial Machinery              $ 35,497  $ 46,529     ($11,032)   ( 23.7%)

Industrial Components               20,086    24,823     (  4,737)   ( 19.1 )

Consumer Products                   74,720    50,273       24,447      48.6

     Total sales                 $ 130,303  $121,625      $ 8,678       7.1%



                                                Operating Income
                                                            Percent of Sales
                                   1995         1994       1995        1994
                                 (Thousands of Dollars)

Industrial Machinery              ($ 1,187)  ($ 4,577)    ( 3.3%)   ( 9.8%)

Industrial Components                2,936      1,583      14.6       6.4
Consumer Products                    5,711      6,169       7.6      12.3

     Total operating income        $ 7,460    $ 3,175       5.7%      2.6%


Nine Months Ended September 30, 1995 (Continued)

   The decreased sales of the Industrial Machinery segment is attributable to the sale of one-half of Katy's interest in Schoen and its subsidiaries, resulting in Schoen being reflected as an unconsolidated subsidiary effective June 30, 1995. This decrease is partially offset by increases of the manufacturers of machinery for the food processing industry and for the wood processing industry. The 1995 operating loss reported for the segment was considerably less than the loss reported in 1994, the result of 1994 adjustments to inventory values at certain locations, primarily foreign operations, which did not recur in 1995.

   The Industrial Components segment reported decreased sales, primarily due to the sale in the fourth quarter of 1994 of the business that refitted machinery for the oil, gas and petrochemical industries. Sales increases were reported by the manufacturers of specialty metals and gauging and control systems. Operating income increased primarily as the result of the sales increases, improved margins in 1995 and 1994 adjustments to inventory values of a foreign subsidiary which did not recur in 1995.

   The Consumer Products segment reported increased sales, primarily due to the acquisition on March 31, 1995 of GC Thorsen, a marketer of electronic parts and hand tools. Significant sales increases in the refrigeration and cold storage business were largely offset by decreases in the filter business. Operating income decreased due to lower sales at the filter business and lower margin levels at the abrasives businesses, offset by increased margins in the refrigeration and cold storage business.

   Selling, general and administrative expenses increased by $1,606,000, primarily the result of the acquisition of GC Thorsen and increased sales expenses due to higher sales in 1995.

   Income before income taxes increased by $27,822,000 primarily the result of the reversal of previously recorded losses of Schoen of $4,920,000 in 1995, the write-off of assets of $9,288,000 and reserves against inventories of $6,156,000 in 1994 and the gain of marketable securities of $6,882,000 in 1995.

   The effective tax rate for the nine months ended September 30, 1995 was 11.5% compared to 21.2% for 1994. The lower rate in 1995 is due primarily to the deferred tax benefit resulting from the sale of 50% of Katy's investment in Schoen and the reversal of previously recorded losses of Schoen, which does not require a tax provision since no benefit was provided on such losses.
The low effective rate for the tax credit in 1994 is due primarily to foreign losses for which no tax benefit was provided.



RESULTS OF OPERATIONS

Three Months Ended September 30, 1995

   Following are summaries of sales and operating income for the three months ended September 30, 1995 and 1994 by industry segment:

                                                     Sales
                                                         Increase (Decrease)
                                   1995       1994       Amount     Per Cent
                                      (Thousands of Dollars)

Industrial Machinery               $ 6,463  $ 15,161    ($ 8,698)   ( 57.4%)

Industrial Components                5,966     7,952    (  1,986)   ( 25.0 )

Consumer Products                   29,907    17,448      12,459      71.4

     Total sales                  $ 42,336  $ 40,561     $ 1,775       4.4%



                                               Operating Income
                                                           Percent of Sales
                                   1995        1994        1995       1994
                                (Thousands of Dollars)

Industrial Machinery            $   712     $   972        11.0%       6.4%

Industrial Components               941       1,313        15.8       16.5

Consumer Products                 2,036       2,257         6.8       12.9

     Total operating income     $ 3,689     $ 4,542         8.7%      11.2%

  In the Industrial Machinery segment, the sale of one-half of Katy's interest effective June 30, 1995 and the subsequent reflection of Schoen and its subsidiaries as an unconsolidated subsidiary was the primary factor in the sales decrease. The decrease in operating income was primarily attributable to lower sales and margins at the manufacturer of food packaging equipment.

  The Industrial Components segment reported decreased sales, substantially due to the sale in the fourth quarter of 1994 of the business that refitted machinery for the oil, gas and petrochemical industries. The manufacturer of specialty metals reported increased sales and higher operating income.
The manufacturer of gauging and control systems experienced higher sales while the manufacturer of electrical equipment experienced lower sales for the quarter.






Three Months Ended September 30, 1995 (Continued)

  The Consumer Products segment reported increased sales due to the acquisition of the marketer of electronic parts and hand tools. Increased sales by the distributor of electronic parts were offset by lower sales of the filter businesses. Operating income declined due to lower sales and margin levels at the filter and abrasives businesses.

  Selling, general and administrative expenses decreased $1,158,000 during the quarter, primarily due to reductions in corporate expenses related to legal and environmental costs.

  Income before income taxes increased by $7,311,000, primarily the result of the gain on marketable security transactions of $6,882,000.

  The effective tax rate for the three months ended September 30, 1995 was 38.5% compared to 36.1% for 1994.

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



Item 6.  EXHIBITS AND REPORTS ON FORM 8-K


(b) Reports on Form 8-K

  On July 17, 1995, the Company filed a current report on Form 8-K providing information in response to items 2 and 7(b) to Form 8-K with respect to pro forma financial information of Katy Industries, Inc. for the year ended December 31, 1994 and three months ended March 31, 1995 giving effect to the sale of 37.5% of the outstanding stock of Schoen & Cie, AG.



































                              Signatures

       Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  KATY INDUSTRIES, INC.
                                                       Registrant


DATE: November 10, 1995                           By /s/John R. Prann, Jr.
                                                  John R. Prann, Jr.
                                                  President,
                                                  Chief Executive Officer &
                                                  Chief Operating Officer

DATE: November 10, 1995                           By /s/P. Kurowski
                                                  P. Kurowski
                                                  Secretary, Treasurer &
                                                  Chief Financial Officer