Form 10-K
period 1995-12-31
KATY INDUSTRIES INC
filed 1996-04-01
CIK 54681

Securities and Exchange Commission
                   Washington, D.C.  20549

                          FORM 10-K
     Annual Report Pursuant to Section 13 or 15(d) of the
               Securities Exchange Act of 1934

  For the fiscal year ended: December 31, 1995     Commission
  file number 1-5558

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

  Common Stock, $1.00 par value                     New York
  Stock Exchange
  Common Stock Purchase Rights

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

       The aggregate market value of the voting stock held by non-affiliates of the registrant, as of February 29, 1996 was $56,410,000. On that date 8,413,287 shares of Common Stock, $1.00 par value, were outstanding, tzhe only class of the registrant's common stock.

             DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the 1995 annual report to shareholders of Katy Industries, Inc. (The "1995 Annual Report") are incorporated by reference into Parts I and II of the Form 10-K and portions of the definitive Proxy Statement of Katy Industries, Inc. (The "1996 Proxy Statement") with respect to the 1996 annual meeting of shareholders are incorporated by reference into Part III of this Form 10-K.



        Exhibit index appears on page 17.     Report consists of
  18 pages

                           Part I

  Item 1.  Business

   Katy Industries, Inc. ("Katy" or the "Company") was organized as a Delaware corporation in 1967, and carries on business through three principal operating groups: Distribution and Service, Industrial and Consumer Manufacturing, and Machinery Manufacturing. Katy also has equity investments in two companies. Each Katy subsidiary has its own management and the head of each subsidiary is responsible for the business and affairs of that company. Nevertheless, each enterprise operates within a framework of broad policies and corporate goals established by Katy's corporate management, which is responsible for overall planning, financial management, acquisitions, dispositions and other related administrative and corporate matters.

   Management continuously reviews each of its businesses. As a result of these ongoing reviews management may determine to sell certain companies and may augment its remaining businesses with acquisitions. Any acquisitions would be funded through current cash balances, available lines of credit and/or new borrowings.

   As a result of recent acquisitions and dispositions, Katy's operating groups have been realigned and renamed and the business units reclassified during 1995. All operating data for years prior to 1995 has been reclassified to reflect this change. Selected restated operating data for each operating group is incorporated herein by reference to "Managements Discussion and Analysis of Financial Condition and Results of Operations" in the 1995 Annual Report. Information regarding foreign and domestic operations and export sales is incorporated herein by reference to Note 10 of the consolidated financial statements of Katy in the 1995 Annual Report. Set forth below is information about Katy's operating groups, investments, and Katy's business in general:

  Distribution and Service Group

   This group's principal business is the distribution of
  electronic components and nonpowered hand tools.   Other
  companies in this group operate cold storage facilities, operate a waste-to-energy facility and provide specialty metal products to a wide range of high-tech industries. In 1995 the group accounted for 41% of the Company's total sales. The companies in this group do not experience a seasonal sales trend, and all have a number of competitors, some of which are larger and have greater financial resources. The five business units comprising this group are described below:

   GC Thorsen, Inc. GC Thorsen, acquired by Katy in April of 1995, is headquartered in Rockford, Illinois and has a sourcing office in Taiwan. GC Thorsen is a leading value-added distributor of electronic and electrical parts and accessories, and nonpowered hand tools. In addition, the company produces a full line of home entertainment, service technician products and component parts.

   Waldom Electronics, Inc.  Waldom, located in Chicago,
  Illinois, is a leading distributor of high quality, brand name electronic and electrical components, and loudspeakers and their components. Waldom distributes primarily to the electronic, automotive and communication industries.

   Hamilton Precision Metals, Inc.  Hamilton, located in
  Lancaster, Pennsylvania, mills a wide range of precision rerolled metal strip and foil for the medical, electronics, aerospace and computer industries. The company's products are used in a wide range of high-tech applications.

   C.E.G.F., U.S.A. This 95% owned company is headquartered in Plant City, Florida, and operates a refrigeration and cold storage facility there and one in Houston, Texas. The facilities serve the needs of a variety of firms in the frozen food, grocery and seafood industries.

   Savannah Energy Systems Company Savannah operates a waste-to-energy incinerator facility in Savannah, Georgia.


  Industrial and Consumer Manufacturing Group

   The group's principal business is the manufacture, packaging and sale of sanitary maintenance supplies, abrasives and paints and stains. The group accounted for 29% of the Company's sales in 1995. The paint and stain manufacturer experiences seasonal sales trends, while the other companies do not. All have a number of competitors, some of which are larger and have greater financial resources. The three business units comprising this group are described below:

   Glit/Microtron Abrasives Glit/Microtron, headquartered in Wrens, Georgia, also has a manufacturing facility in Pineville, North Carolina and a sales office in Mississauga, Ontario, Canada. Glit/Microtron manufactures nonwoven floor maintenance pads, scouring pads and sponges, and specialty abrasive products for cleaning and finishing. Products are sold primarily to the sanitary maintenance, restaurant supply and consumer markets. In addition, Glit/Microtron manufactures a line of wood sanding products which are sold through retail stores across the United States and Canada. Consumer products are marketed under the brand names Hannah's Helper and Kleenfast through supermarket and drug and variety stores.

   Gemtex Abrasives Gemtex, which was acquired by Katy in August of 1995, is headquartered in Etobicoke, Ontario, Canada and has an additional manufacturing plant in Buffalo, New York.
  Gemtex is a manufacturer and distributor of coated abrasives for the automotive, industrial and retail markets.

   Duckback Products, Inc.  Located in Chico, California,
  Duckback is a manufacturer of high-tech exterior transparent stains, coatings and water repellents. These products are sold under the trade names Superdeck, Supershade and Fightback.


  Machinery Manufacturing Group

   The principal business of this group is the manufacture of machinery for the food packaging, food processing and wood working industries. One company manufactures testing and measuring instruments for the electrical and electronic markets and recording devices for the transportation industry, and another produces gauging and control systems for the metalworking industry. Sales of the group accounted for 30% of the Company's sales in 1995. The companies in this group do not experience seasonal sales trends. All the companies in the group have a number of competitors, some of which are larger and have greater financial resources. The six business units comprising this group are described below:

   Beehive, Inc. Located in Sandy, Utah, Beehive is a leading manufacturer in the specialized field of mechanical meat and food separation equipment for the food processing industry. Approximately 50% of Beehive's sales are made outside the United States.

   Bach Simpson, Ltd. Bach Simpson is a manufacturer of transportation test and monitoring system equipment, speed indicators, fuel gauges, and specialized diagnostic and testing products. Primary markets served are the railroad and general industrial markets. Bach Simpson is located in London, Ontario, Canada and has a sales office in Cary, Illinois.

   Peters Machinery Company   Peters, which designs and
  manufactures proprietary machinery for producing and packaging cookie and cracker sandwiches, is located in Chicago, Illinois.

   Diehl Machines, Inc. Diehl, located in Wabash, Indiana, is a pioneer in the production of ripsaws, veneer splicers, automatic lathes and moulders. Primary customers are in the millwork industry and manufacturers of doors, windows, cabinets and furniture.

   Airtronics Airtronics, which is located in Elgin, Illinois, supplies the metalworking industry with engineered gauging and control systems. In addition, Airtronics rebuilds and resells centerless grinding machines.

   Walsh Press Company Walsh, located in Forest Park, Illinois is a supplier of parts and service specific to owners of mechanical clutch and flywheel punch presses.


  Investments, at equity

   Katy has investments, at equity, in two companies. Bee Gee Holding Company, Inc. harvests shrimp off the coast of South America and processes shrimp and other seafoods in Tampa, Florida for the domestic and foreign market. Schon & Cie, AG, and its subsidiaries, manufacture a wide range of mechanical and programmable four post, web and flat bed die-cutting equipment and shoe manufacturing machines. These companies have a number of competitors, some of which are larger and have greater financial resources. For additional information related to investments, reference is made to Notes 3 and 12 of the Notes to Consolidated Financial Statements in this report, which information is incorporated herein by reference.

  Raw Materials

   Katy operations have not experienced significant difficulty in obtaining raw materials, fuels, parts or supplies for their activities during the most recent fiscal year, but no prediction can be made as to possible future supply problems or production disruptions resulting from possible shortages.

  Employees

   Katy employed 1,109 people as of December 31, 1995, approximately 109 of whom were members of various unions.
  Katy's labor relations are generally satisfactory and there have been no strikes in recent years which have materially affected its operations.

  Environmental Policies and Controls

   Katy does not anticipate that federal, state or local environmental laws or regulations will have a material adverse effect on its consolidated operations or financial position. Katy anticipates making additional expenditures for environmental control facilities during 1996, in accordance with terms agreed upon with the United States Environmental Protection Agency and various state environmental agencies. (See Part I, Item 3 - Legal Proceedings - Environmental Claims)

  Licenses, Patents and Trademarks

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






  Item 2.  PROPERTIES

   As of December 31, 1995, Katy's total building floor area owned or leased was 2,013,000 square feet, of which 1,371,000 square feet were owned and 642,000 square feet were leased. The following table shows by industry segment a summary of the size (in square feet) and character of the various facilities included in the above totals together with the location of the principal facilities.


  Industry Segment                                   Owned    Leased   Total
                                                   (in thousands of square feet)
Distribution and Service -- primarily plant and
  office facilities with principal facilities
  located in Savannah, Georgia; Chicago, Illinois;
  Plant City, Florida; Houston, Texas;
  Lancaster, Pennsylvania; and Rockford, Illinois..  629      511      1,140

Industrial and Consumer Manufacturing -- primarily
  plant and office facilities with principal
  facilities located in Wrens, Georgia; Pineville,
  North Carolina; Chico, California; Buffalo,
  New York; Etobicoke and Mississauga, Ontario,
  Canada .......................                     264      111        375

Machinery Manufacturing -- primarily plant and
  office facilities with principal facilities
  located in Sandy, Utah; Elgin, Forest Park, and
  Chicago, Illinois; Wabash, Indiana; and London,
  Ontario, Canada................................    340        2         342

Corporate -- office facilities in Englewood,
  Colorado and Elgin, Illinois    and rental
  properties in Elk Grove Village, Illinois;
  Elkhart, Indiana; and New York, New York......     138      18          156

                                                       1,371     642    2,013


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

    1.  In Re Katy Industries, Inc. Shareholders Litigation,
  Civil Action No. 12612 (Chancery Court, new Castle County,
  Delaware); filed November 13, 1992.

    On February 22, 1996, this action, described in Katy's
  Form 10-K for the year ended December 31, 1994, was dismissed by stipulation of the parties to the action, without prejudice to the members of the purported class on whose behalf the action was brought.

    2.  Mendel, et. Al. V. Carroll, et. al., Civil Action No.
  13306 (Chancery Court, New Castle County, Delaware); Filed
  December 22, 1993.

    On December 22, 1993, a purported stockholder of the Company filed an alleged class action complaint against the Company and its Board of Directors, which raised three counts. Count I alleged, among other things, that the Company's Board of Directors breached its fiduciary duties in connection with the June 1992 proposal, since withdrawn, by the family of Wallace E. Carroll, former Chairman of the Company, to acquire the minority interest in the Company, by failing to dilute the Carroll family's interest to below a majority of the outstanding shares. Count II alleged that the Carroll family breached its fiduciary duties to the minority stockholders of the Company by (I) announcing that the Carroll family's interest in the Company was not for sale and (ii) enforcing an agreement among Carroll family members that required family members to offer their shares in the Company to other family members before selling them to a third party. Count III challenged a 1988 assignment by Katy of a right to receive a percentage of revenues from an oil and gas field in Indonesia to certain entities owned or controlled by the Carroll family and alleged that such assignment was without consideration and constituted an illegal waste of Katy's assets. The complaint sought, among other things, (I) an order enjoining defendants from refusing to maximize the value of the Company's stock and damages in connection therewith, (ii) an order enjoining the Carroll family from enforcing its agreement among family members described above and from otherwise taking actions designed to reduce the demand for the Company by other bidders, and (iii) an order rescinding the challenged assignment of oil and gas interests.

    An agreement has been reached by the parties to dismiss this action without prejudice to the members of the purported class on whose behalf the action was brought. A Stipulation of Dismissal is expected to be filed shortly.

    3.  Pensler Capital Partners, I.L.P., et. al.v. Katy
  Industries, Inc., et. al., Civil Action No. 13386 (Chancery
  Court, New Castle County, Delaware); filed February 18, 1994.

    On February 26, 1996 this action, described in Katy's Form 10-K for the year ended December 31, 1994, was dismissed by stipulation of the parties to the action, without prejudice to the members of the purported class on whose behalf the action was brought.

    4.  Environmental Claims

         (1)  United States vs. Midwest Solvent Recovery,
  Inc., et. al. And (Third Party Action American Can Company et. al.
  Vs. Accutronics, et. al., Case no. 79-556 (U.S. D Indiana). Third Party Complaint filed January 17, 1985 (Size Control Company, a former division of a subsidiary of Katy, is a third party defendant).

         (2)  United States vs. W.J. Smith Wood Preserving Co.,
  Civil No. S-87-193 CA (U.S. District Court, Eastern District of Texas, Sherman Division); and Texas Water Commission Administrative Enforcement Action.

         (3) Notice of Potential Liability, issued by United States Environmental Protection Agency to LaBour Pump Company, a former division of a Katy subsidiary, concerning Himco Dump site in Elkhart, Indiana.

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

         (11) Demand for Indemnification - Londonderry, New Hampshire.

         (12) Request that Katy join Potentially Responsible Party Group - Fuels and Chemicals Superfund Site, Coaling, Alabama.

         (13) Demand for Indemnification - Elgin, Illinois.

    In matters (1, (3), (4), (5), (8), and (9) above, the
  United States is alleging, under the Comprehensive Environmental Response Compensation and Liability Act ("CERCLA" or "Superfund"), that various generators and/or transporters of hazardous wastes are responsible for the clean-up of certain sites where there have been releases or threatened releases of hazardous substances into the environment. One or more Katy subsidiaries, or former subsidiaries, has been identified as a potentially responsible party ("PRP") in these matters. Under the federal Superfund statute, parties are held to be jointly and severally liable, thus subjecting them to potential individual liability for the entire cost of clean-up at the site. These costs are, by nature, difficult to estimate and subject to substantial change as litigation or negotiations with the United States, states, and other parties proceed.

    In the Midwest Solvent case, matter (1) above, the United States brought action to recover its costs in completing the initial clean-up of two dump sites. A number of original defendants in the case filed a third party complaint against a former Katy subsidiary, Size Control Company ("Size Control"), and other PRP's, for contribution. Size Control disputed liability. A partial settlement agreement was entered into pursuant to which the United States has been reimbursed for its initial clean-up costs. Size Control has entered into a settlement, approved by the court, in order to settle its liability in this matter. Pursuant to this arrangement and assuming that projected clean-up costs are accurate, Size Control will pay approximately $200,000 over ten years, of which approximately $83,000 has been paid to date.

    The W.J. Smith case, matter (2) above, originated as an enforcement action for civil penalties and injunctive relief under the Federal Resource Conservation and Recovery Act ("RCRA"). The United States Environmental Protection Agency ("USEPA") alleged violations of RCRA based upon the alleged status of sludge drying beds of W.J. Smith Wood Preserving Company, a Katy subsidiary ("W.J. Smith"), as a hazardous waste management unit. A consent decree was entered in this case on November 8, 1989. The consent provided for a $60,000 civil penalty that was paid in December, 1989, clean closure of the sludge drying beds , and installation of a new groundwater monitoring system.

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

    In 1993, TWC referred the entire matter to the USEPA, which initiated a Unilateral Administrative Order Proceeding under Section 7003 of RCRA against W.J. Smith and Katy. The proceeding requires certain actions at the site and certain off-site areas as well as development and implementation of additional cleanup activities to mitigate off-site releases.
  In December, 1995, W.J. Smith, Katy and USEPA agreed to resolve the Proceeding through an Administrative Order on Consent under
  Section 7003 of RCRA. Pursuant to the Order, W.J. Smith is currently implementing a cleanup to mitigate off-site releases.

    Since 1990, the Company has spent in excess of $4,000,000 in undertaking cleanup and compliance activities in connection with this matter and has established a reserve for future such activities. The Company believes that the amount reserved will be adequate, however, total cleanup and compliance costs cannot be determined at this time.

    Concerning matter (3) above, on April 20, 1989, USEPA issued a Notice of Potential Liability to a former division of a Katy subsidiary and thirty-six other PRP's concerning the Himco, Inc. Dump site in Elkhart, Indiana. The notice stated that USEPA was planning to spend public funds to perform a remedial investigation and feasibility study ("RIFS") at the site unless such action was undertaken by responsible parties, and identifies all recipients of the notice as PRP's. The notice also requested further information. There was no agreement among PRP's to perform the RIFS and, therefore, USEPA undertook to perform it. USEPA issued another general notice with regard to this site and Katy and its counsel are continuing to investigate this matter. The liability of Katy's subsidiary cannot be determined at this time.

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

    Concerning matter (5) above, on March 19, 1990, USEPA issued a Notice of Potential Liability to Hamilton Precision Metals ("Hamilton"), a subsidiary of Bush Universal Inc. (A Katy subsidiary) and numerous other PRP's concerning the second phase of a cleanup of the Galaxy/Spectron Site in Elkton, Maryland. In September, 1991, Hamilton elected to participate in such cleanup. To date, Hamilton has paid approximately $1,600 in connection therewith. The future liability of Hamilton cannot be determined at this time.

    Concerning matter (6) above, by letter dated August 20, 1993, a claim was asserted by Balteau Standard, Inc. ("Balteau") against Katy concerning PCB contamination at the Medford, Oregon facility of a former division of a Katy subsidiary. Balteau has demanded that Katy accept financial responsibility for investigation and cleanup costs incurred as a result of the contamination. Cost estimates for the cleanup currently range between $2,000,000 and $3,000,000. Katy and Balteau have agreed to share such costs. Pursuant to such agreement, Katy provided a trust fund of $1,300,000 to fund cleanup costs at the site. The agreement also called for Balteau to provide the next $450,000 of cost, with any additional costs to be shared equally between the two parties. Katy believes the cleanup has been successful and has requested the Oregon Department of Environmental Quality to inspect the property and approve the remediation work and release Katy from any further liability.


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

    Concerning matter (8) above, on July 9, 1992, Katy received a letter from Syratech Corporation ("Syratech") requesting that Katy indemnify Syratech for any liability incurred by it in connection with the investigation and cleanup by USEPA of the Solvents Recovery Service Of New England Superfund Site in Southington, Connecticut (the "Southington Site"). Such request stems from the Agreements. On April 22, 1993, USEPA sent Katy a Notice of Potential Liability with regard to the Southington Site, which indicated that Katy was responsible for all or a portion of the contamination at he Southington Site that USEPA had previously attributed to Syratech. Katy and its counsel have determined that the volume of materials that USEPA has sought to attribute to Katy and its subsidiaries is small in quantity. On February 15, 1994, USEPA sent a letter to Katy and certain other PRP's advising these parties of an opportunity to enter into a "de minimis" settlement agreement with USEPA concerning alleged liability for cleanup of the Southington Site. All PRP's that sent no more than 10,000 gallons of material to the Southington Site are eligible to participate. The terms of the offer require the settlors to pay their volumetric share of the estimated costs of cleanup of the Southington Site, plus a premium of 153%. As of April 1994, USEPA estimated total cleanup costs at $73,740,665. Under the terms of the offer, Katy is eligible to participate in the settlement if it elects to do so. Katy also has the option of delaying its participation in the settlement in favor of a second phase comprehensive settlement of this matter and the Old Southington Landfill matter (see matter (9) below). If Katy elects to participate in such a second settlement it will be subject to an interest charge at the rate of 8.75% per annum for any amounts due as of the payment date of the first phase settlement. Katy's liability in this matter cannot be determined at this time.

    Concerning matter (9) above, on January 21, 1994, USEPA sent a Notice of Potential Liability to Katy advising Katy that it is potentially liable under CERCLA and RCRA for the costs of remedial investigations and remedial actions to clean up hazardous substances disposed at the Old Southington Landfill Site in Southington, Connecticut. USEPA alleged that Katy's former subsidiary, Wallace Silversmiths, sent hazardous substances to Solvents Recovery Services of New England (see matter (8) above), which in turn, sent an unspecified amount of these materials to the Old Southington Landfill Site for disposal. At this time, USEPA has not produced any direct evidence concerning the alleged transactions between the two sites. Katy's liability with regard to this matter cannot be ascertained at this time.

    Concerning matter (10) above, on May 22, 1992, Panhandle Industrial Company, Inc., a Katy subsidiary ("Panhandle"), received a notice from the Kansas Department of Health and Environment stating that Panhandle may be responsible under Kansas law for a portion of the cleanup costs relating to a municipal landfill in McPherson, Kansas. Present cleanup cost estimates for the landfill approximate $1,000,000. Panhandle, together with other PRP's, are currently negotiating an agreement to fund investigation and cleanup activities. Panhandle's liability cannot be determined at this time.

    Concerning matter (11) above, in September 1993, Katy received a letter from counsel to Allard Industries, Inc.
  ("Allard") requesting that Katy and its subsidiaries, American
  Gage and JEI Liquidating, Inc., indemnify Allard for any liability incurred by it in connection with a case captioned
  Town of Londonderry v. Exxon Corporation, et al., Case No. C-93-95-L (United States District Court, District of New
  Hampshire). Such request stems from certain agreements among Katy, Allard and other parties. The case at issue concerns the disposal and treatment of hazardous wastes and substances at a landfill site in Londonderry, New Hampshire (the "Londonderry Site"), states claims under CERCLA and state law, and seeks, inter alia recovery of response costs with respect to the Londonderry Site, declaratory judgment with respect to the defendants' liability for future response costs and unspecified monetary damages. Katy has agreed to defend and indemnify
  Allard in this matter. Katy and its counsel have not yet fully evaluated the underlying claims and the liability of Katy and its subsidiaries with respect to this matter, if any, cannot be determined at this time.

    Concerning matter (12) above, in December 1993, Katy received a letter addressed to LaBour from Stephan K. Todd, Chairman-Fuels and Chemicals CERCLA PRP Group. Mr. Todd contended that LaBour is a PRP at the site, and requested that LaBour join the Fuels and Chemicals PRP Group, which would require payment of administrative costs, as well as a share of past and future remediation costs. The extent of these costs is not known at this time. Katy has agreed to pay approximately $5,000 in settlement of its liability in this matter, to the extent that total cleanup costs are less than or equal to $5,000,000, and has agreed to a formula for future contribution to the extent that total cleanup costs exceed $5,000,000. Katy's future liability with respect to this matter, if any, cannot be determined at this time.

    Concerning matter (13) above, American Gage received a claim from Elgiloy Limited Partners ("Elgiloy") requesting that it pay costs associated with the cleanup of solvent contamination at Elgiloy's Elgin, Illinois property pursuant to the terms of a Settlement Agreement, General Release and Covenant Not to Sue which American Gage executed on September 25, 1989. Under such agreement, American Gage agreed to pay 67.7% of future costs associated with environmental cleanup activities at such property, up to a maximum of $500,000. American Gage and Elgiloy are currently in the process of identifying those environmental cleanup activities. The total amount of American Gage's liability cannot be determined at this time.

  Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    There were no matters submitted to a vote of security holders during the fourth quarter of 1995.


                           PART II.

  Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
  STOCKHOLDER MATTERS

    Information regarding the prices of and dividends on the Common Stock, and certain related matters, is incorporated herein by reference to "Shareholder Information" at the inside back cover of the 1995 Annual Report. Katy's Common Stock is
  traded on the New York Stock Exchange ("NYSE").    As of
  February 29, 1996, there were 1,485 record holders of the Common Stock and there were 8,586,087 shares of Common Stock outstanding.

  Item 6.  SELECTED FINANCIAL DATA

   The information set forth under "Financial Highlights" in the 1995 Annual Report is incorporated herein by reference.

  Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
  CONDITION AND RESULTS OF OPERATIONS

   The information set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 1995 Annual Report is incorporated herein by reference.

  Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The consolidated financial statements of Katy, including the notes thereto, together with the report thereon of Deloitte
  & Touche LLP in the 1995 Annual Report are incorporated herein by reference.

  Item 9.  CHANGES IN AND DISAGREEMENTS WITH INDEPENDENT AUDITORS
  ON ACCOUNTING AND
       FINANCIAL DISCLOSURE

   Not applicable.



                          Part III.

  Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   Information regarding the directors of Katy is incorporated herein by reference to the information set forth under the section entitled "Election of Directors" in the 1996 Proxy
  Statement.

   Information regarding executive officers of the Company is incorporated herein by reference to the information set forth under the section "Information Concerning Directors and Executive Officers" in the 1996 Proxy Statement.

  Item 11.  EXECUTIVE COMPENSATION

   Information regarding compensation of executive officers is incorporated by reference to the materials under the caption
  "Executive Compensation" in the 1996 Proxy Statement.

  Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
  MANAGEMENT

   Information regarding beneficial ownership of stock by certain beneficial owners and by management of Katy is incorporated herein by reference to the information set forth under the section "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" in the 1996 Proxy Statement.

  Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   Information regarding certain relationships and related transactions with management is incorporated herein by reference to the information set forth under the section "Certain Relationships and Related Transactions" in the 1996 Proxy Statement.



                             Part IV.

  Item 14.  FINANCIAL STATEMENTS, SCHEDULES, EXHIBITS AND REPORTS
  ON FORM 8-K

  (a) 1. Financial Statements

    The following financial statements are incorporated herein by reference to the 1995 Annual Report
                                                      1995  Annual
                                                      Report Page

    Independent Auditors' Report

    Consolidated Balance Sheets as of December 31,
    1995 and 1994

    Statements of Consolidated Operations for the Years Ended December 31, 1995, 1994 and 1993

    Statements of Consolidated Shareholders' Equity for the Years Ended December 31, 1995, 1994 and 1993

    Statements of Consolidated Cash Flows for the
    Years Ended December 31, 1995, 1994 and 1993

    Notes to Consolidated Financial Statements

    2.  Financial Statement Schedules

    The Financial statement schedules filed with this report
  are listed on the "Index to    Financial Statement Schedules."

    3.  Exhibits

    The exhibits filed with this report are listed on the "Exhibit Index."

  (b)  Reports on Form 8-K

       Not applicable.






                          SIGNATURES

    Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

  Dated:  March 29, 1996                  KATY INDUSTRIES, INC.
                                           Registrant


                             President, Chief Executive and Operating Officer

                             POWER OF ATTORNEY

               Each person signing below appoints John R.
               Prann, Jr. and Stephen P. Nicholson, or either of them, his attorneys-in-fact for him in any and all capacities, with power of substitution, to sign any amendments to this report, and to file the same with any exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission.

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of this 29th day of March, 1996.

             Signature                            Title


    /S/Philip E. Johnson                 Chairman of the Board and Director
  Philip E. Johnson




    /S/John R. Prann, Jr.                President, Chief Executive Officer,
  John R. Prann, Jr.                      Chief Operating Officer and Director
                                           (Principal Executive Officer)


    /S/ Stephen P. Nicholson         Treasurer and Chief Financial Officer
  Stephen P. Nicholson             Principal Financial and Accounting Officer)

    /S/  Glenn W. Turcotte           Executive Vice President and Director
  Glenn W. Turcotte


    /S/  W. F. Andrews                                  Director
  W. F. Andrews


    /S/  D. B. Carroll                                  Director
  D. B. Carroll


    /S/  W. E. Carroll, Jr.                             Director
  W. E. Carroll, Jr.


    /S/  A. R. Miller                                   Director
  A. R. Miller


    /S/  W. H. Murphy                                   Director
  W. H. Murphy


    /S/  L. Raettig                                     Director
  L. Raettig


    /S/  C. W. Sahlman                                  Director
  C. W. Sahlman


    /S/  J. Saliba                                      Director
  J. Saliba









            INDEX TO FINANCIAL STATEMENT SCHEDULES

                                                                   Page

  Independent Auditors' Report                                       15
  Schedule II - Valuation and Qualifying Accounts                    16


   All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the Consolidated Financial
   Statements of Katy or the Notes thereto.



                 INDEPENDENT AUDITORS' REPORT

 TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF
 KATY INDUSTRIES, INC.
 ENGLEWOOD, COLORADO

  We have audited the consolidated financial statements of Katy Industries, Inc. and subsidiaries (the "Company") as of December 31, 1995 and 1994, and for each of the three years in the period ended December 31, 1995, and have issued our report thereon dated February 29, 1996; such financial statements and report are included in your 1995 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the financial statement schedule of Katy Industries, Inc., listed in Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



  DELOITTE & TOUCHE LLP




  Chicago, Illinois
  February 29, 1996



















                             KATY INDUSTRIES, INC.
                               AND SUBSIDIARIES
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                 YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                             (Thousands of Dollars)

                                  Balance at   Additions   Recoveries                    Balance
                                   Beginning   Charged to  Credited to      Other         at End
Description                         of Year     Expense     Expense      Adjustments     of Year
Reserves deducted from
 assets to which they apply:

Year ended December 31, 1995:

  Reserve for doubtful accounts:
    Trade receivables             $ 3,183        $ 257     ($   105)        $    12    (a)   886
                                                                            ( 2,461)   (e)
    Current notes and other
      accounts receivable             854          422     (     54)        (   256)   (a)   966

    Long-term notes receivable      2,500            0            0               0        2,500

                                  $ 6,537      $   679     ($   159)        ($2,705)      $4,352

 Year ended December 31, 1994:

  Reserve for doubtful accounts:
    Trade receivables             $ 7,975      $   548     ($ 1,725)        ($ 4,515)  (a)
                                                                                 900   (c)$3,183
    Current notes and other
      accounts receivable              10          708     (     97)        (     67)  (a)
                                                                                 300   (d)   854

    Long-term notes receivable      1,700            0     (    447)           1,547   (b)
                                                                            (    300)  (d) 2,500
                                  $ 9,685      $ 1,256     ($ 2,269)        ($ 2,135)     $6,537

  Year ended December 31, 1993:

  Reserve for doubtful accounts:
    Trade receivables             $ 8,877      $   583     ($    45)        ($   732)  (a)
                                                                            (    708)  (c)$7,975
    Current notes and other
      accounts receivable              10           30     (     57)              27   (a)    10

    Long-term notes receivable      4,755        1,000         -            (  4,055)  (a) 1,700

                                  $13,642     $  1,613     ($   102)        ($ 5,468)     $9,685


(a)  Doubtful accounts written off against the reserve.
(b)  Reclassification from (to) other balance sheet accounts.
(c)  Adjustment due to the fluctuation of foreign exchange rates.
(d)  Reclassification from long-term to current notes receivable.
(e)  Adjustment due to deconsolidation of subsidiary


                        KATY INDUSTRIES, INC.

                          INDEX OF EXHIBITS

                          DECEMBER 31, 1995


Exhibit
Number              Exhibit Title                                              Page
  3.1     Certificate of Incorporation (incorporated by reference to Katy's     *
          Form 10-K for year ended December 31, 1987, filed March 29, 1988)

  3.2     By-Laws (incorporated by reference to Katy's Form 8-K filed           *
          February 15, 1996)

  4.1     Rights Agreement dated as of January 13, 1995 between Katy and        *
          Harris Trust and Savings Bank as Rights Agent (incorporated by reference to Katy's Form 8-A filed January 24, 1995)

 10.1     Katy's Industries, Inc. 1994 Key Employee and Director Stock          *
          Purchase Plan (incorporated by reference to Katy's Registration
          Statement on Form S-8 filed September 28, 1994, Reg. No. 33-55647)

 10.2     Katy Industries, Inc. Long-Term Incentive Plan (incorporated by       *
          reference to Katy's Registration Statement on Form S-8 filed
          June 21, 1995, Reg. No. 33-60443)

 10.3     Katy Industries, Inc. Non-Employee Director Stock Option Plan         *
          (incorporated by reference to Katy's Registration Statement on
          Form S-8 filed June 21, 1995, Reg. No. 33-60449)

 10.4 Katy Industries, Inc. Supplemental Retirement and Deferral Plan effective as of June 1, 1995.

 10.5 Katy Industries, Inc. Directors' Deferred Compensation Plan effective as of June 1, 1995.

 10.6     Katy Industries, Inc. Form of Compensation and Benefits
          Assurance Agreement (covering Tier I employees: John R. Prann, Jr.,
          Glenn W. Turcotte and Robert Baratta).

 10.7     Katy Industries, Inc. Form of Compensation and Benefits Assurance
          Agreement (covering Tier II employees: Michael G. Gordono).

 13       1995 Annual Report to Shareholders of Katy

 21       Subsidiaries of registrant                                            13

 23       Independent Auditors' Consent

 27       Financial Data Schedule

 * Indicates incorporated by reference.


 Exhibit 21

                      SUBSIDIARIES OF REGISTRANT


     The following list sets forth subsidiaries of Katy Industries, Inc. as of February 29, 1996, with successive indentation indicating parent/subsidiary relationships of such subsidiaries. The percentage (unless 100%) of outstanding equity securities owned by the immediate parent and the state of jurisdiction or incorporation of each such subsidiary is stated in parentheses. Omitted subsidiaries do not, in the aggregate, constitute a "significant subsidiary".

American Gage & Machine Company (Illinois)
     Walsh Press Company (Illinois)
Bach Simpson, Inc. (Delaware)
Bach-Simpson, Ltd. (Ontario, Canada)
Bee Gee Holding Company, Inc. (Florida) (39%)
Bush Universal, Inc. (New York)
     Hamilton Precision Metals, Inc. (Delaware)
          Waldom Electronics, Inc. (Delaware)
C.E.G.F.(USA), Inc. (Delaware) (95%)
Duckback Products, Inc. (Delaware)
Hallmark Holdings, Inc. (Delaware) (Formerly Elgin Watch International,
Inc.)
   Diehl Machines, Inc.
   GC Thorsen, Inc.
   Glit/Gemtex, Inc.
   Glit/Gemtex, Ltd.
Katy Oil Company of Indonesia (Delaware)
     Katy-Teweh Petroleum Company (Delaware)
Katy-Seghers, Inc. (Delaware)
Peters Machinery Company (Delaware)
Schon & Cie, AG (Germany) (37.5%)
     American Shoe Machinery Corporation, Inc. (Delaware)
        Societe de Fabrication Europeenne des Machines, S.A.R.L.
(France)
     Schoen Machinery U.S.A., Inc. (Illinois)
     Schon Engineering KFT (Hungary) (51%)
     Schon-Kaev-Eger KFT (Hungary) (58%)
Sinecure Financial Corp. (Colorado) (11%)
The Original Italian Pasta Products Co., Inc. (Massachusetts) (21%)



Exhibit 23

                               Independent Auditors' Consent

We consent to the incorporation by reference in Registration Statement No. 33-55647, Registration Statement No. 33-60443, and Registration Statement No. 33-60449 of Katy Industries, Inc. on Forms S-8 of our report dated February 29, 1996, appearing in this Annual Report on Form 10-K of Katy Industries, Inc. for the year ended December 31, 1995.


  /s/
DELOITTE & TOUCHE LLP

Chicago, Illinois
March 29, 1996