Form 10-Q
period 1996-03-31
KATY INDUSTRIES INC
filed 1996-05-15
CIK 54681

Securities and Exchange Commission
                        Washington, D.C. 20549

                              FORM 10-Q

                  Quarterly Report Under Section 13
           or 15(d) of the Securities Exchange Act of 1934


For Quarter Ended: March 31, 1996          Commission File Number 1-5558


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


        Yes   X         No



   Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.


                Class                        Outstanding at May 13, 1996
    Common stock, $1 par value                            8,252,387


                        KATY INDUSTRIES, INC.

                              FORM 10-Q

                            MARCH 31, 1996





                                INDEX



                                                                       Page No.
PART I      FINANCIAL INFORMATION
            Condensed Consolidated Balance Sheets
              March 31, 1996 and December 31, 1995                          2
            Statements of Condensed Consolidated Operations
              Three months ended March 31, 1996 and 1995                    4
            Statements of Condensed Consolidated Cash Flows
              Three months ended March 31, 1996 and 1995                    5
            Notes to Condensed Consolidated Financial Information           6
            Management's Discussion and Analysis of
              Financial Condition and Results of Operations                 9


PART II     OTHER INFORMATION
            Item 1  Legal Proceedings                                      12
            Item 6  Exhibits and Reports on Form 8-K                       12
            Signatures                                                     13



                        KATY INDUSTRIES, INC.

                CONDENSED CONSOLIDATED BALANCE SHEETS

                 MARCH 31, 1996 AND DECEMBER 31, 1995



                                                       March 31,        December 31,
                                                         1996               1995
                                                              (In Thousands)
CURRENT ASSETS:

  Cash and cash equivalents                            $ 47,894         $ 43,701
  Marketable securities - available for sale              7,892           16,653
  Accounts receivable, trade, net                        26,749           22,399
  Notes and other receivables, net                        3,048           15,645
  Inventories - Note 1                                   38,532           35,902
  Other current assets                                   15,710           15,297
        Total current assets                            139,825          149,597
OTHER ASSETS:
  Investments, at equity, in
    unconsolidated subsidiaries - Note 3                  7,028            7,328
  Investments in waste-to-energy facility                11,285           11,360
  Notes receivable, net                                   1,490            1,566
  Cost in excess of net assets of businesses
    acquired, net                                         7,186            7,249
  Miscellaneous                                           5,825            5,664
        Total other assets                               32,814           33,167
PROPERTIES, at cost:
  Land and improvements                                   4,188            4,308
  Buildings and improvements                             32,532           32,464
  Machinery and equipment                                40,223           38,723
                                                         76,943           75,495
  Accumulated depreciation                             ( 33,886)         (32,847)
        Net properties                                   43,057           42,648

                                                       $215,696         $225,412


See Notes to Condensed Consolidated Financial Information.


                        KATY INDUSTRIES, INC.

                CONDENSED CONSOLIDATED BALANCE SHEETS

                 MARCH 31, 1996 AND DECEMBER 31, 1995


                                                       March 31,            December 31,
                                                         1996                   1995
                                                               (In Thousands)
CURRENT LIABILITIES:
  Notes payable - banks                                $    -               $ 14,193
  Accounts payable                                        9,563                8,361
  Accrued compensation                                    2,298                3,792
  Accrued expenses                                       27,348               23,947
  Accrued interest and taxes                              3,640                1,342
  Current maturities, long-term debt                        816                  913
  Dividends payable                                         700                  624
        Total current liabilities                        44,365               53,172


LONG-TERM DEBT, less current maturities                   9,045                9,346

DEFERRED INCOME TAXES                                    26,173               24,598

OTHER LIABILITIES                                         8,642                7,966


        Total liabilities                                88,225               95,082

SHAREHOLDERS' EQUITY:
  Common stock, $1 par value, authorized
    25,000,000 shares, issued 9,821,329 shares            9,821                9,821
  Additional paid-in capital                             51,111               51,111
  Foreign currency translation and other adjustments    ( 1,798)            (  1,640)
  Unrealized holding gains, net of tax                    2,607                5,297
  Retained earnings                                      85,711               81,925
  Treasury stock 1,413,342 and 1,097,142 shares        ( 19,981)            ( 16,184)

        Total shareholders' equity                      127,471              130,330

                                                       $215,696             $225,412


See Notes to Condensed Consolidated Financial Information.




                            KATY INDUSTRIES, INC.

               STATEMENTS OF CONDENSED CONSOLIDATED OPERATIONS

                  THREE MONTHS ENDED MARCH 31, 1996 AND 1995


                                                            Three Months
                                                           Ended March 31,
                                                         1996          1995
                                                           (In Thousands,
                                                       Except Per Share Data)
Net sales                                             $ 42,465       $ 38,358
Cost of goods sold                                      28,551         27,374
Gross profit                                            13,914         10,984
Selling, general and administrative                     11,794         11,413
   Income (loss) from operations                         2,120          ( 429)
Interest expense                                         ( 307)         ( 418)
Interest income                                            701            276
Other income (expense) - Note 4                          4,923          ( 238)

   Income (loss) from consolidated operations
    before provision for income taxes                    7,437          ( 809)
Provision for income taxes                               2,825            628

   Income (loss) from consolidated operations            4,612        ( 1,437)

Equity in income (loss) of unconsolidated
   subsidiaries (net of tax)- Note 3                    (  183)           700

   Net income (loss)                                  $  4,429        $  (737)


Earnings (loss) per share                              $   .52         $ (.08)

Average shares outstanding                               8,600          9,076

Dividends paid per share - Common stock              $   .0625       $  .0625





See Notes to Condensed Consolidated Financial Information.



                        KATY INDUSTRIES, INC.

           STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS

              THREE MONTHS ENDED MARCH 31, 1996 AND 1995

                                                              Three Months Ended
                                                                   March 31,
                                                               1996        1995
                                                                 (In Thousands)
Cash flows from operating activities:
  Net income (loss)                                            $ 4,429     $  ( 737)
  Depreciation and amortization                                  1,553        1,378
  Equity in (income) loss of unconsolidated subsidiaries           183        ( 700)
  Gain on marketable securities transactions                   ( 4,914)         -
  Gain on sale of assets                                          ( 52)        (  3)
  Adjustments to reconcile net income to net cash
    flows from operating activities                              1,448          251

        Net cash flows from operating activities                 2,647          189

Cash flows from investing activities:
  Proceeds from sale of assets                                     255           41
  Collections of notes and other receivables                    13,204          143
  Marketable securities activity, net                            9,191          -
  Purchase of subsidiary, net of cash acquired                     -       ( 23,717)
  Capital expenditures                                       (   2,171)    (  3,372)

        Net cash flows from investing activities                20,479    (  26,905)

Cash flows from financing activities:
  Notes payable activity, net                                 ( 14,193)      18,267
  Principal payments on long-term debt                           ( 398)     ( 1,150)
  Purchase of treasury shares                                  ( 3,797)         -
  Payment of dividends                                           ( 545)      (  567)
  Proceeds from issuance of long-term debt                         -          4,298

        Net cash flows from financing activities            (   18,933)      20,848

Net increase (decrease) in cash and cash
  equivalents                                                    4,193     (  5,868)

Cash and cash equivalents beginning of period                   43,701        8,475

Cash and cash equivalents end of period                       $ 47,894    $   2,607


See Notes to Condensed Consolidated Financial Information.



                                      KATY INDUSTRIES, INC.

                      NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION

                                        MARCH 31, 1996

(1)    Significant Accounting Policies:

Consolidation Policy

   The financial statements include, on a consolidated basis, the accounts of Katy Industries, Inc. and subsidiaries (Katy) in which it has greater than 50% interest or exercises significant influence or control.

   The information furnished reflects all known adjustments which are, in the opinion of management, necessary for a fair presentation of financial condition and results of operations. Interim figures are subject to year-end audit adjustments and may not be indicative of results to be realized for the entire year.

Inventories

   The components of inventories are as follows:

                                        March 31,        December 31,
                                          1996              1995
                                             (Thousands of Dollars)

           Raw materials               $ 15,153           $ 14,471
           Work in process                8,233              7,132
           Finished goods                15,146             14,299

                                       $ 38,532           $ 35,902

Stock-Based Compensation

   In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," which is effective for the Company beginning January 1, 1996. SFAS No. 123 requires expanded disclosure of stock-based compensation arrangements with employees. Companies are permitted to continue to apply
APB Opinion No. 25, which recognizes compensation cost based on the intrinsic value of equity instruments awarded. Katy will continue to apply
APB Opinion No. 25 to its stock-based compensation awards to employees and will disclose the required pro forma effect on net income and earnings per share.

(2)    Subsequent Event

   On April 4, 1996, the Company sold its Walsh Press operation for $1,125,000 resulting in a nominal gain.


(3) Investments in Unconsolidated Subsidiaries, at Equity

    Katy's investments in unconsolidated subsidiaries are comprised of the following:

                                         March 31,         December 31,
                                           1996                1995
                                           (Thousands of Dollars)

    Schon & Cie, AG                      $   -               $   -
    Bee Gee Holding Company, Inc.          7,028               7,328
                                         $ 7,028             $ 7,328

    In December 1995, the Company sold its wholly owned subsidiary, WSC Liquidating Co., whose sole asset was 2,555,500 common shares of Syratech Corporation, to Syratech. The Company also sold to Syratech the remaining 509,251 shares of Syratech stock held directly by Katy. The investment in Syratech had been accounted for using the equity method. The net proceeds from both transactions was approximately $50,800,000 and resulted in a total after tax gain of $7,500,000.

    As a result of the Company's sale of one-half of its interest in Schon & CIE, AG (Schon) on June 30, 1995, Schon's assets and liabilities and sales and costs and expenses are included in the following tables subsequent to June 30, 1995, but there is no effect on the Company's investment or equity in income of unconsolidated subsidiaries.

    The condensed financial information which follows reflects Katy's proportionate share in the financial position and results of operations of its unconsolidated subsidiaries:

                                              March 31,        December 31,
                                                1996               1995
                                                (Thousands of Dollars)

           Current assets                     $ 15,931          $ 15,968
           Current liabilities                ( 15,800)        (  15,105)
             Working capital                       131               863

           Properties, net                       9,528             9,112
           Other assets                          3,776             3,785
           Long-term debt                      ( 3,897)         (  3,998)
           Other liabilities                   ( 1,618)         (  1,514)

             Shareholders' equity                7,920             8,248
           Shareholders' equity of Schon       ( 1,638)          ( 1,604)
           Unamortized excess of cost
             over net assets acquired              746               684

           Investments, at equity, in
             unconsolidated subsidiaries       $ 7,028           $ 7,328


(3) Investments in Unconsolidated Subsidiaries, at Equity:  (Continued)

       Sales                                    $7,226           $25,355

       Cost and expenses                       ( 8,246)         ( 24,039)

         Net income (loss)                     ( 1,020)            1,316

       Unrecorded losses of Schon                  796               -

       Amortization of excess of cost
         over net assets acquired               (   76)        (    102)

       Benefit (provision) for income taxes        117         (    514)

       Equity in income (loss) of
        unconsolidated subsidiaries            $ ( 183)         $   700

(4) Marketable Securities:

       During the first quarter of 1996 the Company sold 135,000 shares of Union Pacific Corporation common stock for proceeds of $9,191,000, resulting in a pre-tax gain of $4,914,000.

(5) Stock Repurchase Program:

       In August 1995, Katy's Board of Directors authorized the Company to repurchase up to 400,000 of its common shares over the subsequent twelve months in open market transactions. On January 2, 1996, the Board authorized the Company to repurchase an additional 500,000 shares. In connection therewith, Katy repurchased 316,200 shares in the quarter ended March 31, 1996 at a total cost of $3,797,000, bringing the total shares repurchased under these authorizations to 668,400. Subsequent to March 31, 1996 through May 10, 1996 the Company purchased an additional 155,600 shares at a cost of $2,089,000.



RESULTS OF OPERATIONS

Three Months Ended March 31, 1996

Following are summaries of sales and operating income for the three months ended March 31, 1996 and 1995 by industry segment:

                                                            Sales
                                                                 Increase  (Decrease)
                                           1996       1995        Amount    Per Cent
                                                    (Thousands of Dollars)
Distribution and Service                $ 20,204     $ 9,092     $ 11,112    122.2%

Industrial and Consumer Manufacturing     14,537      12,569        1,968     15.7

Machinery Manufacturing                    7,724      16,697      ( 8,973)   (53.7)


     Total sales                        $ 42,465    $ 38,358      $ 4,107     10.7%


                                                Operating Income
                                                                  Percent of Sales
                                          1996        1995          1996     1995
                                       (Thousands of Dollars)

Distribution and Service                $ 1,799     $    898        8.9%     9.9%

Industrial and Consumer Manufacturing     1,659        1,461       11.4     11.6

Machinery Manufacturing                     759         (813)       9.8     (4.9)

     Total operating income             $ 4,217      $ 1,546        9.9%     4.0%

   The Distribution and Service Group's sales increased $11,112,000 or 122%.
The acquisition of GC Thorsen, effective March 31, 1995, provided the majority of the increase, although all other product lines within the group recorded year-to-year sales increases. Operating income for the group was up by $901,000 although the operating margin dropped by a percentage point.
The margin decline is primarily due to the change in product mix with the addition of GC Thorsen and sales increases in certain other product lines.

   The increased sales of the Industrial and Consumer Manufacturing Group is impacted by the acquisition of Gemtex in August 1995, partially offset by the sale of Moldan in December 1995. Other product lines had modest increases for the quarter. Operating income for the group increased by $198,000, however, margins declined slightly due to the inclusion of Gemtex and due to preseason sales of stain at discounted prices.


   The Machinery Manufacturing Group's significant sales decrease results primarily from the sale of one-half of Katy's interest in Schon in June
1995 and the sale of B.M. Root in July 1995. Sales of food packaging machinery were up from last year and sales of testing and measuring instruments were down from last year. Other product lines were either flat or slightly down for the prior year. Operating income improved
$1,572,000 from last year's loss due almost entirely to the exclusion of Schon.

   As a result of the factors described above, gross profit increased
$2,930,000 from last year and gross margins were 32.8%, up 4.2 points from 28.6% last year.

   Selling, general and administrative expenses increased by $381,000, or 3.3% primarily the result of increased sales expenses due to the higher volume levels in 1996.

   Interest expense decreased due to lower debt levels, while interest income increased due to higher levels of investable funds resulting from the sale of Syratech stock and Union Pacific stock. Other, net was much higher due to the gain on the sale of Union Pacific stock.

   Income before income taxes increased by $8,246,000 primarily the result of the Union Pacific sale and the improvement in operating income.

   The provision for income taxes in 1996 equates to an effective rate of 38%. The effective rate in 1995 was impacted by the fact that losses from Schon were not tax effected.

   Equity in income of unconsolidated subsidiaries decreased by $883,000.
This decrease is due to the sale of Katy's interest in Syratech in December
1995.

LIQUIDITY AND CAPITAL RESOURCES

   Combined cash, cash equivalents and marketable securities decreased
$4,568,000 to $55,786,000 on March 31, 1996 compared to $60,354,000 on
December 31, 1995 primarily due to the share repurchase program.
Current ratios were 3.15 to 1.00 at March 31, 1996 and 2.81 to 1.00 at
December 31, 1995, respectively. Working capital decreased $965,000 in the first quarter of 1996. Katy has authorized and expects to commit an additional $5,000,000 for capital projects during the remainder of 1996. Funding for these expenditures and for working capital needs is expected to be accomplished substantially through use of available cash and internally generated funds. The Company also continues to search for appropriate acquisition candidates, and may obtain all or a portion of the financing for future acquisitions through the incurrence of additional debt, which the Company believes it can obtain at reasonable terms and pricing.

   At March 31, 1996, Katy had short and long-term indebtedness for money borrowed of $9,861,000. Total debt was 7.2% of total debt and equity at March 31, 1996. Katy has a secured short-term line of credit with The
Northern Trust Company in the amount of $20,000,000 which it expects to use principally for letters of credit.

   In August 1995, Katy's Board of Directors authorized the Company to repurchase up to 400,000 shares of its common stock over the subsequent twelve months in open market transactions.  In January 1996 the board
authorized an additional 500,000 shares to be repurchased.    In connection
therewith, Katy repurchased 316,200 shares in the quarter ended March 31,
1996 at a total cost of $3,797,000, bringing the total
shares repurchased under the authorization to 668,400.  Subsequent to
March 31, 1996 through May 10, 1996 the Company purchased an additional
155,600 shares at a cost of $2,089,000.

   The Company and certain of its current and former direct and indirect corporate predecessors, subsidiaries and divisions have been identified by the U.S. Environmental Protection Agency and certain state environmental agencies and private parties as potentially responsible parties ("PRP's") at a number of hazardous waste disposal sites under the Comprehensive
Environmental Response, Compensation and Liability Act ("Superfund") and equivalent state laws and, as such, may be liable for the cost of cleanup and other remedial activities at these sites. Responsibility for cleanup and other remedial activities at a Superfund site is typically shared among PRPs based on an allocation formula. The means of determining allocation among PRPs is generally set forth in a written agreement entered into by the PRPs at a particular site. An allocation share assigned to a PRP is often based on the PRP's volumetric contribution of waste to a site.
The Company is also involved in remedial response and voluntary environmental clean-up at a number of other sites which are not currently the subject of any legal proceedings under Superfund, including certain of its current and formerly owned manufacturing facilities. Based on its estimate of allocation of liability among PRPs, the probability that other PRPs, many of whom are large, solvent, public companies, will fully pay the costs apportioned to them, currently available information concerning the scope of contamination, estimated remediation costs, estimated legal fees and other factors, the Company believes that it has an adequate accrual for all known liabilities at March 31, 1996.

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

   In January 1995, the Board of Directors adopted a Stockholder Rights Plan and distributed one right for each outstanding share of the Company's common stock. Each right entitles the shareholder to acquire one share of the Company's common stock at an exercise price of $35, subject to adjustment. The rights are not and will not become exercisable unless certain change of control events occur.
None of the rights are exercisable as of March 31, 1996.

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



                       KATY INDUSTRIES, INC.

                     PART II - OTHER INFORMATION


Item 1. LEGAL PROCEEDINGS

   During the quarter for which this report is filed, there have been no material developments in previously reported legal proceedings, and no other cases or legal proceedings, other than ordinary routine litigation incidental to the Company's business and other non-material proceedings, have been brought against the Company.


Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Reports on Form 8-K

     On January 16, 1996, the Company filed a current report on Form 8-K providing information in response to item 2 to Form 8-K with respect to the sale of its wholly owned subsidiary WSC Liquidating Co. to Syratech
Corporation and the sale of an additional 509,251 share of Syratech common shares held directly by Katy.





                             Signatures

       Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  KATY INDUSTRIES, INC.
                                                       Registrant


DATE: May 15, 1996                            By /s/John R. Prann, Jr.
                                                  John R. Prann, Jr.
                                                  President,
                                                  Chief Executive Officer &
                                                  Chief Operating Officer

DATE: May 15, 1996                            By /s/Stephen P. Nicholson
                                                  Stephen P. Nicholson
                                                  Treasurer &
                                                  Chief Financial Officer

