Form 10-Q
period 1996-06-30
KATY INDUSTRIES INC
filed 1996-08-14
CIK 54681

Securities and Exchange Commission
                        Washington, D.C. 20549

                              FORM 10-Q

                  Quarterly Report Under Section 13
           or 15(d) of the Securities Exchange Act of 1934


For Quarter Ended: June 30, 1996          Commission File Number 1-5558


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


                      Yes   X                    No



   Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.


                Class                        Outstanding at July 30, 1996
    Common stock, $1 par value                            8,247,562



                            KATY INDUSTRIES, INC.
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                    JUNE 30, 1996 AND DECEMBER 31, 1995


                                                   June 30,    December 31,
                                                     1996          1995
                                                   --------      --------
                                                   (Thousands of Dollars)
CURRENT ASSETS:
  Cash and cash equivalents                        $ 39,113      $ 43,701
  Marketable securities - available for sale          8,185        16,653
  Accounts receivable, trade, net                    28,034        22,399
  Notes and other receivables, net                    2,962        15,645
  Inventories - Note 1                               38,263        35,902
  Other current assets                               16,376        15,297
                                                   --------      --------
        Total current assets                        132,933       149,597
                                                   --------      --------

OTHER ASSETS:
  Investments, at equity, in
    unconsolidated subsidiaries                       6,875         7,328
  Investments in waste-to-energy facility            11,209        11,360
  Notes receivable, net                               1,457         1,566
  Cost in excess of net assets of
   businesses acquired, net                           6,990         7,249
  Miscellaneous                                       6,080         5,664
                                                   --------      --------
        Total other assets                           32,611        33,167
                                                   --------      --------

PROPERTIES, at cost:
  Land and improvements                               3,759         4,308
  Buildings and improvements                         32,219        32,464
  Machinery and equipment                            40,962        38,723
                                                   --------      --------
                                                     76,940        75,495
  Accumulated depreciation                          (34,478)      (32,847)
                                                   --------      --------
        Net properties                               42,462        42,648
                                                   --------      --------
                                                   $208,006      $225,412
                                                   ========      ========


See Notes to Condensed Consolidated Financial Information.


                           KATY INDUSTRIES, INC.
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                    JUNE 30, 1996 AND DECEMBER 31, 1995


                                                   June 30,    December 31,
                                                     1996          1995
                                                   --------      --------
                                                   (Thousands of Dollars)
CURRENT LIABILITIES:
  Notes payable - banks                            $    -        $ 14,193
  Accounts payable                                    9,623         8,361
  Accrued compensation                                2,922         3,792
  Accrued expenses                                   24,230        23,947
  Accrued interest and taxes                            285         1,342
  Current maturities, long-term debt                    703           913
  Dividends payable                                     675           624
                                                   --------      --------
        Total current liabilities                    38,438        53,172
                                                   --------      --------

LONG-TERM DEBT, less current maturities               8,878         9,346
DEFERRED INCOME TAXES                                25,310        24,598
OTHER LIABILITIES                                     8,085         7,966
                                                   --------      --------
        Total liabilities                            80,711        95,082
                                                   --------      --------
SHAREHOLDERS' EQUITY:
  Common stock, $1 par value, authorized
    25,000,000 shares, issued 9,822,204 and
    9,821,329 shares                                  9,822         9,821
  Additional paid-in capital                         51,117        51,111
  Foreign currency translation adjustment            (1,644)       (1,640)
  Unrealized holding gains, net of tax                2,669         5,297
  Retained earnings                                  87,414        81,925
  Treasury stock, 1,569,712 and 1,097,142 shares    (22,083)      (16,184)
                                                   --------      --------
        Total shareholders' equity                  127,295       130,330
                                                   --------      --------
                                                   $208,006      $225,412
                                                   ========      ========

See Notes to Condensed Consolidated Financial Information.


                            KATY INDUSTRIES, INC.
               STATEMENTS OF CONDENSED CONSOLIDATED OPERATIONS
           THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1996 AND 1995



                                            Three Months        Six Months
                                           Ended June 30,     Ended June 30,
                                            1996     1995      1996     1995
                                          -------  -------   -------  -------
                                  (Thousands of Dollars Except Per Share Data)

Net sales                                 $44,857  $49,609   $87,322  $87,967

Cost of goods sold                         30,272   35,717    58,823   63,091
                                          -------  -------   -------  -------
Gross profit                               14,585   13,892    28,499   24,876

Selling, general and administrative        11,642   13,929    23,436   25,342
                                          -------  -------   -------  -------
     Income (loss) from operations          2,943      (37)    5,063     (466)

Interest expense                             (290)    (945)     (597)  (1,363)
Interest income                               557      380     1,258      656
Other, net                                    432    1,060     5,355      822
Reversal of previously recorded losses        -      4,920       -      4,920
                                          -------  -------   -------  -------
    Income from consolidated operations
     before provision for income taxes      3,642    5,378    11,079    4,569

(Provision) benefit for income taxes       (1,250)   2,477    (4,075)   1,849
                                          -------  -------   -------  -------
    Income from consolidated operations     2,392    7,855     7,004    6,418

Equity in income (loss) of unconsolidated
   subsidiaries (net of tax)                  (93)     500      (276)   1,200
                                          -------  -------   -------  -------
   Net income                               2,299    8,355     6,728    7,618
                                          =======  =======   =======  =======

Earnings per share                        $   .28  $   .92   $   .80  $   .84
                                          =======  =======   =======  =======
Average shares outstanding (in thousands)   8,298    9,076     8,443    9,076
                                          =======  =======   =======  =======
Dividends paid per share - Common Stock   $ .0750  $ .0625   $ .1375  $ .1250
                                          =======  =======   =======  =======

See Notes to Condensed Consolidated Financial Information.


                            KATY INDUSTRIES, INC.
               STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS
                   SIX MONTHS ENDED JUNE 30, 1996 AND 1995

                                                        Six Months Ended
                                                            June 30,
                                                        1996        1995
                                                      -------     -------
                                                     (Thousands of Dollars)
Cash flows from operating activities:
  Net income                                          $ 6,728     $ 7,618
  Depreciation and amortization                         2,945       3,646
  Disposition of portion of investment in subsidiary      -        (7,902)
  Gain on marketable security transactions             (4,914)        -
  Adjustments to reconcile net income to net cash
    flows from operating activities                    (7,936)     (7,119)
                                                      -------     -------
        Net cash flows from operating activities       (3,177)     (3,757)
                                                      -------     -------
Cash flows from investing activities:
  Proceeds from sale of assets                          1,170          94
  Collections of notes receivable                      13,509         481
  Acquisition of business, net of cash acquired           -       (23,480)
  Time deposits and marketable securities, net          9,191         -
  Capital expenditures                                 (3,299)     (5,317)
                                                      -------     -------
        Net cash flows from investing activities       20,571     (28,222)
                                                      -------     -------
Cash flows from financing activities:
  Notes payable activity, net                         (14,193)     23,063
  Principal payments on long-term debt                   (678)     (1,662)
  Payment of dividends                                 (1,212)     (1,135)
  Purchase of treasury shares                          (5,899)        -
  Proceeds from issuance of long-term debt                -         5,938
                                                      -------     -------
        Net cash flows from financing activities      (21,982)     26,204
                                                      -------     -------
Net decrease in cash and cash equivalents              (4,588)     (5,775)
Cash and cash equivalents beginning of period          43,701       8,475
                                                      -------     -------
Cash and cash equivalents end of period               $39,113     $ 2,700
                                                      =======     =======

See Notes to Condensed Consolidated Financial Information.



                           KATY INDUSTRIES, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                              JUNE 30, 1996


(1)    Significant Accounting Policies

Consolidation Policy
- --------------------
   The condensed financial statements include, on a consolidated basis, the accounts of Katy Industries, Inc. and subsidiaries (Katy) in which it has a greater than 50% interest. The condensed consolidated financial statements at June 30, 1996 and for the three and six month periods then ended are unaudited and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of financial condition and results of operations. Interim figures are subject to year-end audit adjustments and may not be indicative of results to be realized for the entire year. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

Inventories
- -----------
   The components of inventories are as follows:

                                        June 30,     December 31,
                                          1996           1995
                                        -------        -------
                                        (Thousands of Dollars)

           Raw materials                $16,265        $14,471
           Work in process                8,296          7,132
           Finished goods                13,702         14,299
                                        -------        -------
                                        $38,263        $35,902
                                        =======        =======

Earnings Per Share
- ------------------
   Earnings per share is computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Common stock equivalents, in the form of stock options, have been included in the calculation of weighted average shares outstanding under the treasury stock method.

Stock-Based Compensation
- ------------------------
   In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," which is effective for the Company beginning January 1, 1996. SFAS No. 123 requires expanded disclosure of stock-based compensation arrangements with employees. Companies are permitted to continue to apply APB Opinion No. 25, which recognizes compensation cost based on the intrinsic value of equity instruments awarded. Katy will continue to apply APB Opinion No. 25 to its stock-based compensation awards to employees and will disclose the required pro forma effect on net income and earnings per share.


(2) Nonrecurring Items

    Included in Other, net during the first half of 1996 was a gain of $4,914,000 resulting from the sale of Union Pacific Corporation common stock during the first quarter of 1996.

    On June 30, 1995 the Company sold one-half of its interest in Schon &
Cie, AG (Schon), reducing its interest to 37.5%. In connection with the sale, the Company recorded a gain of $4,920,000, reflecting the reversal of previously recorded losses of Schon, and a tax benefit of $3,000,000 associated with the transaction. Losses from the operations of Schon recorded in the first and second quarters of 1995 were $2,124,000 and $1,658,000, respectively.

    During the second quarter, 1996, Schon acquired J. Sandt AG, a major competitor in the same geographical area. The transaction reduced Katy's interest in Schon to 27.6%. The transaction had no effect on Katy's results for the period.



                            KATY INDUSTRIES, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                               JUNE 30, 1996


RESULTS OF OPERATIONS

Three Months Ended June 30, 1996
- --------------------------------
    Following are summaries of sales and operating income for Katy's operating segments for the three months ended June 30, 1996 and 1995:

                                                       Sales
                                    ----------------------------------------
                                                          Increase (Decrease)
                                      1996        1995     Amount   Percent
                                    -------     -------   -------   -------
                                        (Thousands of Dollars)

Distribution and Service            $21,671     $19,471   $ 2,200     11.3%

Industrial and
  Consumer Manufacturing             14,029      11,830     2,199     18.6

Machinery Manufacturing               9,157      18,308    (9,151)   (50.0)


                                                  Operating Income
                                     ----------------------------------------
                                                            Percent of Sales
                                      1996         1995      1996      1995
                                     ------       ------    -----     -----
                                   (Thousands of Dollars)

Distribution and Service             $2,168      $  961     10.0%       4.9%

Industrial and
  Consumer Manufacturing              1,283       1,241      9.1       10.5

Machinery Manufacturing                 729          34      8.0        0.2


   The Distribution and Service Group's sales increase was due to increases in the electronic components and rerolled metals areas. The increase in the Group's operating income was a result of this increased volume and margin improvements.

   The increased sales of the Industrial and Consumer Manufacturing Group was due primarily to the acquisition of Gemtex in August 1995, partially offset by the sale of Moldan in December 1995. Sales from existing operations increased due to increases in sales of sanitary maintenance supplies. Lower margins resulting from a change in product mix accounted for the lower increase in operating income.

   The Machinery Manufacturing Group's sales decrease results primarily from the absence of sales of Schon and B.M. Root in 1996. The improvement in operating income in 1996 was primarily due to the absence of losses from Schon.

   The decrease in selling, general and administrative expenses is primarily due to the absence of Schon.

   Interest expense declined due to lower debt levels, while interest income increased due to higher cash levels resulting from the sale of Syratech stock and Union Pacific stock.

   Reversal of previously recorded losses represents the reversal of losses of Schon, the investment in which was fully written-off in the second quarter of 1995.

   The tax benefit in 1995 results from the restoration of losses from Schon not requiring tax effect and the related tax benefit of $3,000,000.

   Equity in income of unconsolidated subsidiaries in the 1995 period includes income from Katy's interest in Syratech which was sold in December 1995.


Six Months Ended June 30, 1996
- ------------------------------
   Following are summaries of sales and operating income for the six months ended June 30, 1996 and 1995 by industry segment:


                                                       Sales
                                    ---------------------------------------
                                                         Increase (Decrease)
                                      1996      1995      Amount    Percent
                                    -------   -------     -------   -------
                                         (Thousands of Dollars)

Distribution and Service            $41,875   $28,563     $13,312     46.6%

Industrial and
  Consumer Manufacturing             28,566    24,399       4,167     17.1

Machinery Manufacturing              16,881    35,005     (18,124)   (51.8)


                                                Operating Income
                                     --------------------------------------
                                                           Percent of Sales
                                      1996      1995        1996       1995
                                     ------    ------      -----      -----
                                   (Thousands of Dollars)

Distribution and Service             $3,967    $1,859       9.5%       6.5%

Industrial and
  Consumer Manufacturing              2,942     2,702      10.3       11.1

Machinery Manufacturing               1,488      (779)      8.8       (2.2)


   The increase in the Distribution and Service Group's sales was due to increases in sales of electronic components and rerolled metals and to the addition of GC Thorsen at the end of the first quarter of 1995.

   The increased sales of the Industrial and Consumer Manufacturing Group was due primarily to the acquisition of Gemtex in August 1995, partially offset by the sale of Moldan in December 1995. Sales from existing operations increased due to increases in sales of sanitary maintenance supplies. Lower margins resulting from a change in product mix accounted for the lower increase in operating income.

   The Machinery Manufacturing Group's sales decrease results primarily from the absence of sales of Schon and B.M. Root in 1996. The improvement in operating income in 1996 was primarily due to the exclusion of losses from Schon.

   The decrease in selling, general and administrative expenses is primarily due to the absence of Schon, offset by the addition of GC Thorsen in the second quarter of 1995.

   Interest expense decreased due to lower debt levels, while interest income increased due to higher cash levels resulting from the sale of Syratech stock and Union Pacific stock.

   Reversal of previously recorded losses represents the reversal of losses of Schon, the investment in which was fully written-off in the second quarter of 1995.

   Other, net in 1996 includes a $4,914,000 gain on the sale of Union Pacific stock.

   The tax benefit in 1995 results from the restoration of losses from Schon not requiring tax effect and the related tax benefit of $3,000,000.

   Equity in income of unconsolidated subsidiaries in the 1995 period includes income from Katy's interest in Syratech which was sold in December 1995.


LIQUIDITY AND CAPITAL RESOURCES

    Combined cash, cash equivalents and marketable securities decreased to $47,298,000 on June 30, 1996 compared to $60,354,000 on December 31, 1995 primarily due to the repurchase of Katy common stock and to increases in working capital needs caused by higher sales and seasonal factors.

   Katy expects to commit an additional $3,000,000 for capital projects during the remainder of 1996. Funding for these expenditures and for working capital needs is expected to be accomplished through use of available cash and internally generated funds. The Company also continues to search for appropriate acquisition candidates, and may obtain all or a portion of the financing for future acquisitions through the incurrence of additional debt, which the Company believes it can obtain at reasonable terms and pricing.

   At June 30, 1996, Katy had short and long-term indebtedness for money borrowed of $9,581,000. Total debt was 7% of total debt plus equity at June 30, 1996. Katy has a secured short-term line of credit with The Northern Trust Company in the amount of $20,000,000 which it expects to use principally for letters of credit.

   In August 1995, Katy's Board of Directors authorized the Company to repurchase up to 400,000 shares of its common stock over the subsequent twelve months in open market transactions. In January 1996, the board authorized an additional 500,000 shares to be repurchased. In connection therewith, Katy repurchased 155,600 shares in the quarter ended June 30, 1996 at a total cost of $2,089,000. Subsequent to June 30, 1996 through August 13, 1996 the Company purchased an additional 22,700 shares at a cost of $290,900, bringing the total shares repurchased under the authorization to 846,700. The company will finalize this program by year-end 1996.

   The Company and certain of its current and former direct and indirect corporate predecessors, subsidiaries and divisions have been identified by the U.S. Environmental Protection Agency and certain state environmental agencies and private parties as potentially responsible parties ("PRP's") at a number of hazardous waste disposal sites under the Comprehensive Environmental Response, Compensation and Liability Act ("Superfund") and equivalent state laws and, as such, may be liable for the cost of cleanup and other remedial activities at these sites. Responsibility for cleanup and other remedial activities at a Superfund site is typically shared among PRPs based on an allocation formula. The means of determining allocation among PRPs is generally set forth in a written agreement entered into by the PRPs at a particular site. An allocation share assigned to a PRP is often based on the PRP's volumetric contribution of waste to a site. The Company is also involved in remedial response and voluntary environmental clean-up at a number of other sites which are not currently the subject of any legal proceedings under Superfund, including certain of its current and formerly owned manufacturing facilities. Based on its estimate of allocation of liability among PRPs, the probability that other PRPs, many of whom are large, solvent, public companies, will fully pay the costs apportioned to them, currently available information concerning the scope of contamination, estimated remediation costs, estimated legal fees and other factors, the Company believes that it has an adequate accrual for all known liabilities at June 30, 1996. Although management believes that these actions in the aggregate are not likely to have a material adverse effect on Katy's consolidated financial position or results of operations, further costs could be significant and will be recorded as a charge to operations when such costs become probable and reasonably estimable.

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


                                                  KATY INDUSTRIES, INC.
                                                       Registrant


DATE: August 14, 1996                            By /s/John R. Prann, Jr.
                                                  John R. Prann, Jr.
                                                  President,
                                                  Chief Executive Officer &
                                                  Chief Operating Officer

DATE: August 14, 1996                            By /s/Stephen P. Nicholson
                                                  Stephen P. Nicholson
                                                  Vice President, Finance &
                                                  Chief Financial Officer