Form 10-Q
period 1996-09-30
KATY INDUSTRIES INC
filed 1996-11-14
CIK 54681

United States
                     Securities and Exchange Commission
                           Washington, D.C. 20549

                                 FORM 10-Q

                     Quarterly Report Under Section 13
             or 15(d) of the Securities Exchange Act of 1934


For Quarter Ended: September 30, 1996          Commission File Number 1-5558


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


                 Yes    X        No


  Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.


                Class                      Outstanding at November 12, 1996
    Common stock, $1 par value                        8,254,562



                                     INDEX



                                                                   Page No.
                                                                   --------
PART I FINANCIAL INFORMATION
    Condensed Consolidated Balance Sheets
       September 30, 1996 and December 31, 1995                       2,3
    Statements of Condensed Consolidated Income
       Three Months and Nine Months Ended
        September 30, 1996 and 1995                                   4
    Statements of Condensed Consolidated Cash Flows
       Nine Months Ended September 30, 1996 and 1995                  5
    Notes to Condensed Consolidated Financial Information             6
    Management's Discussion and Analysis of
       Financial Condition and Results of Operations                  8


PART II OTHER INFORMATION
    Item 1  Legal Proceedings                                        13
    Item 6  Exhibits and Reports on Form 8-K                         13
    Signatures                                                       13



                             KATY INDUSTRIES, INC.
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                  SEPTEMBER 30, 1996 AND DECEMBER 31, 1995


                                                  September 30, December 31,
                                                       1996         1995
                                                       ----         ----
                                                   (Thousands of Dollars)
CURRENT ASSETS:

  Cash and cash equivalents                        $ 43,242      $ 43,701
  Marketable securities - available for sale          8,395        16,653
  Accounts receivable, trade, net                    26,774        22,399
  Notes and other receivables, net                    1,505        15,645
  Inventories - Note 1                               39,703        35,902
  Other current assets                               17,535        15,297
                                                    -------       -------
        Total current assets                        137,154       149,597
                                                    -------       -------

OTHER ASSETS:
  Investments, at equity, in
    unconsolidated subsidiaries                       6,617         7,328
  Investments in waste-to-energy facility            11,134        11,360
  Notes receivable, net                               1,265         1,566
  Cost in excess of net assets of
   businesses acquired, net                           6,861         7,249
  Miscellaneous                                       5,420         5,664
                                                    -------       -------
        Total other assets                           31,297        33,167
                                                    -------       -------

PROPERTIES, at cost:
  Land and improvements                               3,759         4,308
  Buildings and improvements                         32,449        32,464
  Machinery and equipment                            40,700        38,723
                                                    -------       -------
                                                     76,908        75,495
  Accumulated depreciation                          (34,699)      (32,847)
                                                    -------       -------
        Net properties                               42,209        42,648
                                                    -------       -------

                                                   $210,660      $225,412
                                                    =======       =======

See Notes to Condensed Consolidated Financial Information.



                                                  September 30,  December 31,
                                                       1996          1995
                                                       ----          ----
                                                    (Thousands of Dollars)
CURRENT LIABILITIES:
  Notes payable                                    $    -        $ 14,193
  Accounts payable                                    9,833         8,361
  Accrued compensation                                3,228         3,792
  Accrued expenses                                   24,152        23,947
  Accrued interest and taxes                            925         1,342
  Current maturities, long-term debt                    676           913
  Dividends payable                                     683           624
                                                    -------       -------
        Total current liabilities                    39,497        53,172
                                                    -------       -------

LONG-TERM DEBT, less current maturities               8,704         9,346
                                                    -------       -------
DEFERRED INCOME TAXES                                25,922        24,598
                                                    -------       -------
OTHER LIABILITIES                                     8,232         7,966
                                                    -------        ------

        Total liabilities                            82,355        95,082
                                                    -------       -------

STOCKHOLDERS' EQUITY:
  Common stock, $1 par value, authorized
    25,000,000 shares, issued 9,822,204 and
    9,821,329 shares                                  9,822         9,821
  Additional paid-in capital                         51,117        51,111
  Foreign currency translation adjustment            (1,736)       (1,640)
  Unrealized holding gains, net of tax                2,762         5,297
  Retained earnings                                  88,364        81,925
  Treasury stock, 1,567,642 and 1,097,142 shares    (22,024)      (16,184)
                                                    -------       -------
        Total stockholders' equity                  128,305       130,330
                                                    -------       -------

                                                   $210,660      $225,412
                                                    =======       =======


See Notes to Condensed Consolidated Financial Information.



                               KATY INDUSTRIES, INC.
                    STATEMENTS OF CONDENSED CONSOLIDATED INCOME
          THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                                           Three Months       Nine Months
                                      Ended September 30,  Ended  September 30,
                                      ------------------   --------------------
                                        1996      1995        1996      1995
                                        ----      ----        ----      ----
                                   (Thousands of Dollars Except Per Share Data)

Net sales                            $46,068    $42,336    $133,390   $130,303
Cost of goods sold                    32,084     29,047      90,907     92,138
                                      ------     ------     -------    -------
Gross Profit                          13,984     13,289      42,483     38,165

Selling, general
 and administrative                   12,008     11,619      35,444     36,961
                                      ------     ------     -------    -------

 Income from operations                1,976      1,670       7,039      1,204

Interest expense                        (207)      (545)       (804)    (1,908)
Interest income                          531        150       1,789        806
Other, net                               455        641         896      1,463
Gain on marketable security
  transactions - Note 2                  -        6,882       4,914      6,882
Restoration of previously
  recorded losses - Note 2               -          -           -        4,920
                                      ------     ------     -------    -------
 Income from consolidated operations
  before provision for income taxes    2,755      8,798      13,834     13,367

(Provision) for income taxes            (976)    (3,386)     (5,051)    (1,536)
                                      ------     ------     -------    -------

 Income from consolidated operations   1,779      5,412       8,783     11,831

Equity in income (loss) of unconsolidated
 subsidiaries (net of tax)- Note 2:
   Income from continuing operations    (144)       373        (420)       894
   Income from discontinued operations   -          -           -          678
   Gain on sale of Syroco, Inc.          -        4,904         -        4,904
                                      ------     ------     -------    -------

   Net income                        $ 1,635    $10,689    $  8,363   $ 18,307
                                      ======     ======     =======    =======

Earnings per share                   $   .20    $  1.18    $   1.00   $   2.02
                                      ======     ======     =======    =======
Average shares
 outstanding (in thousands)            8,258      9,012       8,380      9,055
                                      ======     ======     =======    =======
Dividends paid
 per share - Common stock            $ .0750    $ .0625    $  .2125   $  .1875
                                      ======     ======     =======    =======


See Notes to Condensed Consolidated Financial Information.



                            KATY INDUSTRIES, INC.
               STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS
                NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995


                                                        Nine Months Ended
                                                          September 30,
                                                         ---------------

                                                         1996       1995
                                                         ----       ----
Cash flows from operating activities:
  Net income                                          $ 8,363     $18,307
  Depreciation and amortization                         4,362       5,952
  Disposition of portion of investment in subsidiary      -        (7,902)
  Gain on marketable security transactions             (4,914)     (4,315)
  Gain on sale of Syroco, Inc., net of tax                -        (4,904)
  Adjustments to reconcile net income to net cash
    flows from operating activities (mainly changes
    in working capital)                                (5,412)     (1,264)
                                                       ------      ------
        Net cash flows from operating activities        2,399       5,874
                                                       ------      ------

Cash flows from investing activities:
  Proceeds from sale of assets                          1,170         661
  Collections of notes receivable                      13,908       1,006
  Proceeds from sale of marketable securities           9,191      14,756
  Acquisition of business, net of cash acquired           -       (30,416)
  Capital expenditures                                 (4,047)     (6,781)
                                                       ------      ------
        Net cash flows from investing activities       20,222     (20,774)
                                                       ------      ------

Cash flows from financing activities:
  Notes payable activity, net                         (14,193)     10,487
  Principal payments on long-term debt                   (879)     (2,059)
  Payment of dividends                                 (1,831)     (1,702)
  Purchase of treasury shares                          (6,177)     (2,143)
  Proceeds from issuance of long-term debt                -         5,938
                                                       ------      ------
        Net cash flows from financing activities      (23,080)     10,521
                                                       ------      ------

Net decrease in cash and cash equivalents                (459)     (4,379)

Cash and cash equivalents beginning of period          43,701       8,475
                                                       ------      ------

Cash and cash equivalents end of period               $43,242     $ 4,096
                                                       ======      ======



See Notes to Condensed Consolidated Financial Information.



                            KATY INDUSTRIES, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                             SEPTEMBER 30, 1996


(1)  Significant Accounting Policies
     -------------------------------

Consolidation Policy
--------------------

   The condensed financial statements include, on a consolidated basis, the accounts of Katy Industries, Inc. and subsidiaries ("Katy") in which it has greater than 50% interest. The condensed consolidated financial statements at September 30, 1996 and for the three and nine month periods then ended are unaudited and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of financial condition and results of operations. Interim figures are subject to year-end audit adjustments and may not be indicative of results to be realized for the entire year. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

Inventories
-----------

   The components of inventories are as follows:

                                     September 30,   December 31,
                                          1996           1995
                                          ----           ----
                                        (Thousands of Dollars)

           Raw materials                $16,254        $14,471
           Work in process                8,045          7,132
           Finished goods                15,404         14,299
                                        -------        -------
                                        $39,703        $35,902
                                        =======        =======

Earnings Per Share
------------------

   Earnings per share is computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Common stock equivalents, in the form of stock options, have been included in the calculation of weighted average shares outstanding under the treasury stock method.

Stock-Based Compensation
------------------------

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


(2)  Nonrecurring Items
     ------------------

   Included in Gain on marketable security transactions for the nine months ended September 30, 1996 was a gain of $4,914,000 resulting from the sale of Union Pacific Corporation common stock during the first quarter of 1996.

   On June 30, 1995 the Company sold one-half of its interest in Schoen &
Cie, AG,("Schoen") reducing its interest to 37.5%. In connection with the sale, the Company recorded a gain of $4,920,000, reflecting the reversal of previously recorded losses of Schoen, and recorded a tax benefit of $3,000,000 associated with the transaction. Losses from the operations of Schoen recorded in the first and second quarters of 1995 were $2,124,000 and $1,658,000, respectively.

   At the end of the second quarter, 1996, Schoen acquired J. Sandt AG, a major competitor in the same geographical area. The transaction reduced Katy's interest in Schoen to 27.6%.

   In the third quarter of 1995, Katy sold 248,566 shares of Union Pacific Corporation common stock for proceeds of $15,550,000, resulting in a pre-tax gain of $7,675,000. This transaction is reflected in Gain on marketable security transactions.

   In the third quarter of 1995, Katy recorded a gain of $4,904,000, net of tax, for its share of Syratech's gain on the sale of a subsidiary. This transaction is reflected in Equity in income of unconsolidated subsidiary as Gain on sale of Syroco.

(3)  Subsequent Event
     ----------------

   On November 4, 1996 Katy announced that the Company had entered into a letter of intent to purchase Woods Industries, Inc. ("Woods"). Woods is a manufacturer and distributor of electrical corded products as well as electrical and electronic passive components with annual sales in excess of $150,000,000. The transaction, expected to close before year end, is subject to negotiation and execution of a definitive contract.



                           KATY INDUSTRIES, INC.
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATION


RESULTS OF OPERATIONS
---------------------

Three Months Ended September 30, 1996
-------------------------------------

     Following are summaries of sales and operating income for the three months ended September 30, 1996 and 1995 by industry segment:

                                                    Sales
                                      ---------------------------------
                                                      Increase (Decrease)
                                                        ---------------
                                      1996       1995   Amount  Percent
                                      ----       ----   ------  -------
                                      (Thousands of Dollars)

Distribution and Service           $22,760    $21,252   $1,508     7.1%

Industrial and
  Consumer Manufacturing            16,149     12,978    3,171    24.4

Machinery Manufacturing              7,159      8,106     (947)  (11.7)


                                              Operating Income
                                      --------------------------------
                                                        Percent of Sales
                                                          ------------
                                      1996      1995     1996     1995
                                      ----      ----     ----     ----
                                 (Thousands of Dollars)

Distribution and Service            $2,004    $1,462      8.8%     6.8%

Industrial and
  Consumer Manufacturing             2,093     1,274     13.0      9.8

Machinery Manufacturing                180       942      2.5     11.6


  The Distribution and Service Group's sales increase was due to increases in the electronic components and electrical parts and accessories areas. The increase in the Group's operating income was a result of this increased volume and margin improvements in the group overall.

  The increased sales of the Industrial and Consumer Manufacturing Group was due primarily to the acquisition of Gemtex in August 1995 and increases in sales of sanitary maintenance supplies, partially offset by the sale of Moldan in December 1995. The increase in the Group's operating income was due to the Gemtex acquisition and to the divestiture of Moldan which had incurred losses during the third quarter of 1995 and to increases in operating income from existing businesses.

  The Machinery Manufacturing Group's sales decrease results primarily from lower sales in the woodwork machinery area which contributed to the lower operating income in the group.

  Selling, general and administrative expenses remained constant as a percentage of sales between the periods.

  Interest expense declined due to lower debt levels, while interest income increased due to higher cash levels resulting from the sale of Syratech stock and Union Pacific Corporation common stock.

  Gain on marketable security transactions for the three months ended September 30, 1995 is due mainly to the sale of Union Pacific Corporation common stock, which resulted in a pre-tax gain of $7,675,000.

  In the third quarter of 1995, the Company recorded a gain of $4,904,000, net of tax, for its share of an equity investee's gain on the sale of a subsidiary.

Nine Months Ended September 30, 1996
------------------------------------

  Following are summaries of sales and operating income for the nine months ended September 30, 1996 and 1995 by industry segment:

                                                       Sales
                                      ------------------------------------
                                                         Increase (Decrease)
                                                          ----------------
                                      1996       1995     Amount   Percent
                                      ----       ----     ------   -------
                                        (Thousands of Dollars)

Distribution and Service            $64,635     $49,815   $14,820    29.8%

Industrial and
  Consumer Manufacturing             44,715      37,377     7,338    19.6

Machinery Manufacturing              24,040      43,111   (19,071)  (44.2)


                                                 Operating Income
                                      -------------------------------------
                                                            Percent of Sales
                                                             --------------
                                      1996        1995       1996      1995
                                      ----        ----       ----      ----
                                   (Thousands of Dollars)

Distribution and Service             $5,971      $3,321      9.2%      6.7%

Industrial and
 Consumer Manufacturing               5,035       3,976     11.3      10.6

Machinery Manufacturing               1,668         163      6.9       0.4

  The increase in the Distribution and Service Group's sales was primarily due to increases in sales of electronic components and rerolled metals and to the addition of GC Thorsen at the end of the first quarter 1995. The increase in operating income was primarily attributable to the addition of GC Thorsen.

  The increased sales of the Industrial and Consumer Manufacturing Group was due primarily to increases in sales throughout product lines from existing businesses and the acquisition of Gemtex in August 1995, partially offset by the divestiture of Moldan in December 1995. The increase in the Group's operating income was due to the Gemtex acquisition and to the divestiture of Moldan which had incurred losses during the third quarter of 1995 and to increases in operating income from existing businesses.

  The Machinery Manufacturing Group's sales decrease results primarily from the absence of sales of Schoen and B.M. Root in 1996. The improvement in operating income in 1996 was primarily due to the exclusion of losses from Schoen.

  The decrease in selling, general and administrative expenses was primarily due to the absence of Schoen and Moldan, offset by the addition of GC Thorsen at the end of the first quarter of 1995 and Gemtex during the third quarter of 1995.

  Interest expense declined due to lower debt levels, while interest income increased due to higher cash levels resulting from the sale of Syratech stock and Union Pacific Corporation common stock.

  The gain on marketable security transactions for the nine months ended September 30, 1996 represents a gain of $4,914,000 resulting from the sale of Union Pacific Corporation common stock during the first quarter of 1996, and for the nine months ended 1995 was primarily due to the sale of Union Pacific common stock resulting in a gain of $7,675,000.

  Restoration of previously recorded loss represents the reversal of losses from Schoen, the investment in which was fully written-off in the second quarter of 1995.

  The effective tax rate in 1995 was impacted by the restoration of losses from Schoen not requiring tax effect and the related tax benefit of $3,000,000.

  Equity in income of unconsolidated subsidiaries in the 1995 period includes income from Katy's interest in Syratech which was sold in December 1995.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

  Combined cash, cash equivalents and marketable securities decreased to $51,637,000 on September 30, 1996 compared to $60,354,000 on December 31, 1995 primarily due to the repurchase of Katy common stock and to increases in working capital needs caused by higher sales and seasonal factors.

  Katy expects to commit an additional $1,400,000 for capital projects during the remainder of 1996. Funding for these expenditures and for working capital needs is expected to be accomplished through use of available cash and internally generated funds. The Company also continues to search for appropriate acquisition candidates, and may obtain all or a portion of the financing for future acquisitions through the incurrence of additional debt, which the Company believes it can obtain at reasonable terms and pricing.

  At September 30, 1996, Katy had short and long-term indebtedness for money borrowed of $9,380,000. Total debt was 6.8% of total debt and equity at September 30, 1996. Katy has a secured short-term line of credit with The Northern Trust Company in the amount of $20,000,000 which it expects to use principally for letters of credit.

  In August 1995, Katy's Board of Directors authorized the Company to repurchase up to 400,000 shares of its common stock over the subsequent twelve months in open market transactions. In January 1996, the Board authorized an additional 500,000 shares to be repurchased. In connection therewith, Katy repurchased 22,700 shares in the three months ended September 30, 1996 at a total cost of $292,000, bringing the total shares repurchased under the authorization to 846,700. The Company expects to conclude this program during the fourth quarter of 1996.

  The Company and certain of its current and former direct and indirect corporate predecessors, subsidiaries and divisions have been identified by the U.S. Environmental Protection Agency and certain state environmental agencies and private parties as potentially responsible parties ("PRP's") at a number of hazardous waste disposal sites under the Comprehensive Environmental Response, Compensation and Liability Act ("Superfund") and equivalent state laws and, as such, may be liable for the cost of cleanup and other remedial activities at these sites. Responsibility for cleanup and other remedial activities at a Superfund site is typically shared among PRPs based on an allocation formula. The means of determining allocation among PRPs is generally set forth in a written agreement entered into by the PRPs at a particular site. An allocation share assigned to a PRP is often based on the PRP's volumetric contribution of waste to a site. The Company is also involved in remedial response and voluntary environmental clean-up at a number of other sites which are not currently the subject of any legal proceedings under Superfund, including certain of its current and formerly owned manufacturing facilities. Based on its estimate of allocation of liability among PRPs, the probability that other PRPs, many of whom are large, solvent, public companies, will fully pay the costs apportioned to them, currently available information concerning the scope of contamination, estimated remediation costs, estimated legal fees and other factors, the Company believes that it has an adequate accrual for all known liabilities at September 30, 1996. Although management believes that these actions in the aggregate are not likely to have a material adverse effect on Katy's consolidated financial position or results of operations, further costs could be significant and will be recorded as a charge to operations when such costs become probable and reasonably estimable.

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



                             KATY INDUSTRIES, INC.
                          PART II - OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS
          -----------------

  During the quarter for which this report is filed, there have been no material developments in previously reported legal proceedings, and no other cases or legal proceedings, other than ordinary routine litigation incidental to the Company's business and other nonmaterial proceedings, have been brought against the Company.









EXHIBITS AND REPORTS ON FORM 8-K
--------------------------------

(a)  Reports on Form 8-K

  On November 8, 1996, the Company filed a current report on From 8-K providing information in response to Item 5 to Form 8-K with respect to an amendment to the Rights Agreement, dated as of January 13, 1995 between Katy Industries, Inc. and Harris Trust and Savings Bank, an Illinois banking corporation.



                            Signatures

       Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  KATY INDUSTRIES, INC.
                                                  ---------------------
                                                       Registrant


DATE: November 13, 1996                           By /s/John R. Prann, Jr.
                                                     ---------------------
                                                  John R. Prann, Jr.
                                                  President,
                                                  Chief Executive Officer &
                                                  Chief Operating Officer


DATE: November 13, 1996                           By /s/Stephen P. Nicholson
                                                     -----------------------
                                                  Stephen P. Nicholson
                                                  Vice President, Finance &
                                                  Chief Financial Officer