Form 10-K
period 1996-12-31
KATY INDUSTRIES INC
filed 1997-03-27
CIK 54681

Securities and Exchange Commission
                         Washington, D.C.  20549

                                FORM 10-K
          Annual Report Pursuant to Section 13 or 15(d) of the
                     Securities Exchange Act of 1934

For the fiscal year ended: December 31, 1996     Commission file number 1-5558

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

       (Title of each class)        (Name of each exchange on which registered)
   Common Stock, $1.00 par value             New York Stock Exchange
   Common Stock Purchase Rights

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

     The aggregate market value of the voting stock held by non-affiliates of the registrant, as of March 25, 1997 was $55,529,964. On that date 8,213,662 shares of Common Stock, $1.00 par value, were outstanding, the only class of the registrant's common stock.


                  DOCUMENTS INCORPORATED BY REFERENCE
                  -----------------------------------

     Portions of the definitive Proxy Statement of Katy Industries, Inc. (The "1997 Proxy Statement") with respect to the 1997 annual meeting of shareholders are incorporated by reference into Part III of this Form 10-K.


Exhibit index appears on page 42.  Report consists of 43 pages.


                                 PART I
                                 ------

Item 1.  Business
-----------------

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

   Management continuously reviews each of its businesses. As a result of these ongoing reviews management may determine to sell certain companies and intends to augment certain businesses with acquisitions. Any acquisitions would be funded through current cash balances, available lines of credit and/or new borrowings.

   As a result of recent acquisitions and dispositions, Katy's operating groups were realigned and renamed and the business units reclassified during 1995. All operating data for years prior to 1995 was reclassified to reflect this change. Selected restated operating data for each operating group is incorporated herein by reference to "Managements Discussion and Analysis of Financial Condition and Results of Operations" included in Part II, Item 7. Information regarding foreign and domestic operations and export sales is incorporated herein by reference to Note 10 of the Consolidated Financial Statements of Katy included in Part II, Item 8. Set forth below is information about Katy's operating groups and investments and about Katy's business in general:


Distribution and Service Group
------------------------------

   This group's principal business is the distribution of electronic
components and nonpowered hand tools.   Other companies in this group
operate cold storage facilities, operate a waste-to-energy facility and provide specialty metal products to a wide range of high-tech industries. In 1996 the group accounted for 47% of the Company's total sales. The companies in this group do not experience a seasonal sales trend, and have a number of competitors, some of which are larger and have greater financial resources. The five business units comprising this group are described below:



GC Thorsen, Inc.
----------------
   GC Thorsen, acquired by Katy in April of 1995, is headquartered in Rockford, Illinois, and has a sourcing office in Taiwan. GC Thorsen is a leading value-added distributor of electronic and electrical parts and accessories, and nonpowered hand tools. In addition, the company produces a full line of home entertainment component parts and service technician products.


Waldom Electronics, Inc.
------------------------
   Waldom, located in Chicago, Illinois, is a leading distributor of high quality, brand name electronic and electrical components, and loudspeakers and their components. Waldom distributes primarily to the electronic, automotive and communication industries.


Hamilton Precision Metals, Inc.
-------------------------------
   Hamilton, located in Lancaster, Pennsylvania, rerolls a wide range of precision metal strip and foil for the medical, electronics, aerospace and computer industries. The company's products are used in a wide range of high-tech applications.


C.E.G.F. (USA), Inc.
--------------------
   This 95% owned company is headquartered in Plant City, Florida, and operates refrigeration and cold storage facilities in Plant City, Florida and in Houston, Texas. The facilities serve the needs of a variety of firms in the frozen food, grocery and seafood industries.


Savannah Energy Systems Company
-------------------------------
   Savannah Energy owns and operates a waste-to-energy facility in Savannah, Georgia.





Industrial and Consumer Manufacturing Group
-------------------------------------------

   The group's principal business is the manufacture, distribution, packaging and sale of consumer electric corded products, electrical/electronic accessories, sanitary maintenance supplies, abrasives and stains. The group accounted for 36% of the Company's sales in 1996. The manufacturer of electric corded products and electrical/electronic accessories and the manufacturer of stain are the only businesses in this group that experience seasonal sales trends. All have a number of competitors, some of which are larger and have greater financial resources. The four business units comprising this group are described below:



Glit/Microtron Abrasives
------------------------
   Glit/Microtron, headquartered in Wrens, Georgia, also has a manufacturing facility in Pineville, North Carolina, and a sales office in Mississauga, Ontario, Canada. Glit/Microtron manufactures nonwoven floor maintenance pads, scouring pads and sponges, and specialty abrasive products for cleaning and finishing. Products are sold primarily to the sanitary maintenance, restaurant supply and consumer markets. In addition, Glit/Microtron manufactures a line of wood sanding products which are sold through retail stores across the United States and Canada. Consumer products are marketed under the brand names Hannah's Helper and Kleenfast through supermarkets and drug and variety stores.


Gemtex Abrasives
----------------
   Gemtex, which was acquired by Katy in August of 1995, is headquartered in Etobicoke, Ontario, Canada and has an additional manufacturing plant in Buffalo, New York. Gemtex is a manufacturer and distributor of coated abrasives for the automotive, industrial and retail markets.


Duckback Products, Inc.
-----------------------
   Located in Chico, California, Duckback is a manufacturer of high-tech exterior transparent stains, coatings and water repellents. These products are sold under the trade names Superdeck, Supershade and Fightback.


Woods Industries, Inc.
----------------------
   Woods, which was acquired by Katy in December of 1996, is headquartered in Carmel, Indiana and has additional warehousing, distribution and manufacturing facilities in Jasonville, Loogootee, Mooresville, Spencer and Worthington, Indiana, Sparks, Nevada, and London, Ontario, Canada. Woods manufactures and distributes consumer electric corded products and supplies electrical/ electronic accessories. These products are sold to retailers principally located in the United States and Canada.





Machinery Manufacturing Group
-----------------------------

   The principal business of this group is the manufacture of machinery for the cookie sandwich, food processing and wood working industries. One company manufactures testing and measuring instruments for the electrical and electronic markets and recording devices for the transportation industry, and another produces gauging and control systems for the metalworking industry. Sales of the group accounted for 17% of the Company's sales in 1996. The companies in this group do not experience seasonal sales trends. All the companies in the group have a number of competitors, some of which are larger and have greater financial resources. The five business units comprising this group are described below:



Beehive Machinery, Inc.
-----------------------
   Located in Sandy, Utah, Beehive is a leading manufacturer in the specialized field of mechanical meat and food separation equipment for the food processing industry. Approximately 50% of Beehive's sales are made outside the United States.


Bach-Simpson, Ltd.
------------------
   Bach Simpson is a manufacturer of transportation test and monitoring system equipment, speed indicators, fuel gauges and specialized diagnostic and testing products. Primary markets served are the railroad and general industrial markets. Bach Simpson is located in London, Ontario, Canada and has a sales office in Cary, Illinois.


Peters Machinery Company
------------------------
   Peters, which designs and manufactures proprietary machinery for producing cookie and cracker sandwiches, is located in Chicago, Illinois. Approximately 73% of Peters' sales are made outside the United States.



Diehl Machines, Inc.
--------------------
   Diehl, located in Wabash, Indiana, is a pioneer in the production of ripsaws, veneer splicers, automatic lathes and moulders. Primary customers are in the millwork industry and manufacturers of doors, windows, cabinets and furniture.


AirTronics
----------
   AirTronics, which is located in Elgin, Illinois, supplies the metalworking industry with engineered gauging and control systems. In addition, AirTronics rebuilds and resells centerless grinding machines.




Investments, at equity
----------------------

   Katy has investments, at equity, in two companies. Bee Gee Holding Company, Inc. harvests shrimp off the coast of South America and, during 1996, processed shrimp and other seafoods in Tampa, Florida for the domestic and foreign markets. Schoen & Cie, AG ("Schoen") manufactures a wide range of mechanical and programmable four post, web and flat bed die-cutting equipment and shoe manufacturing machines. These companies have a number of competitors, some of which are larger and have greater financial resources. For additional information related to investments, reference is made to Notes 3 and 12 of the Notes to Consolidated Financial Statements in this report, which information is included in Part II, Item 8.


Raw Materials
-------------

   Katy's operations have not experienced significant difficulty in obtaining raw materials, fuels, parts or supplies for their activities during the most recent fiscal year, but no prediction can be made as to possible future supply problems or production disruptions resulting from possible shortages.



Employees
---------

   As of December 31, 1996, Katy employed 2,049 people, approximately 104 of whom were members of various unions. Katy's labor relations are generally satisfactory and there have been no strikes in recent years that have materially affected its operations.


Environmental Policies and Controls
-----------------------------------

   Katy does not anticipate that federal, state or local environmental laws or regulations will have a material adverse effect on its consolidated operations or financial position. Katy anticipates making additional expenditures for environmental control facilities during 1997, in accordance with terms agreed upon with the United States Environmental Protection Agency and various state environmental agencies. (See Part I, Item 3 - Legal Proceedings - Environmental Claims)


Licenses, Patents and Trademarks
--------------------------------

   The success of Katy's products has not depended on patent and license protection, but rather on the quality of Katy's products, proprietary technology, contract performance and the technical competence and creative ability of Katy's personnel to develop and introduce saleable products.


Research and Development Costs
------------------------------

   Research and development costs are expensed as incurred and are not material to Katy's operations.




Item 2.  PROPERTIES
-------------------

   As of December 31, 1996, Katy's total building floor area owned or leased was 2,258,000 square feet, of which 1,360,000 square feet were owned and 898,000 square feet were leased. The following table shows by industry segment a summary of the size (in square feet) and character of the various facilities included in the above totals together with the location of the principal facilities.


Industry Segment                                     Owned     Leased     Total
----------------                                     -----     ------     -----
(in thousands of square feet)

Distribution and Service - primarily plant and
  office facilities with principal facilities
  located in Savannah, Georgia; Chicago, Illinois;
  Plant City, Florida; Houston, Texas;
  Lancaster, Pennsylvania; Rockford, Illinois;
  and Taipei, Taiwan.                                 629        30         659

Industrial and Consumer Manufacturing - primarily
  plant and office facilities with principal
  facilities located in Wrens, Georgia; Pineville,
  North Carolina; Chico, California; Buffalo,
  New York; Carmel, Indianapolis, Loogootee,
  Mooresville, Spencer, and Worthington, Indiana;
  Sparks, Nevada, and Etobicoke, London and
  Mississauga, Ontario, Canada                        330       855       1,185

Machinery Manufacturing - primarily plant and
  office facilities with principal facilities
  located in Sandy, Utah; Elgin, Forest Park, and
  Chicago, Illinois; Wabash, Indiana; and London,
  Ontario, Canada                                     261         0         261

Corporate - office facilities in Englewood,
  Colorado and rental properties in Elk Grove
  Village, Illinois and New York, New York            140        13         153


All properties used in operations are owned or leased and are suitable and adequate for Katy's operations. It is estimated that approximately 95% of these properties are being utilized and are fully productive.



Item 3.  LEGAL PROCEEDINGS
--------------------------

   Except as set forth below, no cases or legal proceedings are pending against Katy, other than ordinary routine litigation incidental to Katy and its businesses and other non-material cases and proceedings.


1.   Environmental Claims
     --------------------

     (1) United States vs. Midwest Solvent Recovery, Inc., et al. and (Third Party Action) American Can Company et al. vs. Accutronics, et al., Case No. 79-556 (U.S. District Court, Northern District of (Indiana). Third Party Complaint filed January 17, 1985 (Size Control Company, a former division of a subsidiary of Katy, is a third party defendant).

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

     (6)    Notice of Claim - Medford, Oregon.

     (7)    Demand for Indemnification - Southington, Connecticut.

     (8) Notice of Potential Liability, issued by United States Environmental Protection Agency to Katy concerning Old Southington Landfill Site in Southington, Connecticut.

     (9) Notice of Potential Liability, issued by Kansas Department of Health and Environment to Panhandle Industrial Company, Inc. concerning municipal landfill in McPherson, Kansas.

     (10)   Demand for Indemnification - Londonderry, New Hampshire.

     (11) Request that Katy join Potentially Responsible Party Group - Fuels and Chemicals Superfund Site, Coaling, Alabama.

     (12)   Demand for Indemnification - Elgin, Illinois.

     (13)   Request for Information - West Jordan, Utah.

   In matters (1), (3), (4), (5), (7), and (8) above, the United States is alleging, under the Comprehensive Environmental Response Compensation and Liability Act ("CERCLA" or "Superfund"), that various generators and/or transporters of hazardous wastes are responsible for the clean-up of certain sites where there have been releases or threatened releases of hazardous substances into the environment. One or more Katy subsidiaries, or former subsidiaries, has been identified as a potentially responsible party ("PRP") in these matters. Under the federal Superfund statute, parties are held to be jointly and severally liable, thus subjecting them to potential individual liability for the entire cost of clean-up at the site. These costs are, by nature, difficult to estimate and subject to substantial change as litigation or negotiations with the United States, states, and other parties proceed.

   In the Midwest Solvent case, matter (1) above, the United States brought action to recover its costs in completing the initial clean-up of two dump sites. A number of original defendants in the case filed a third party complaint against Size Control Company, a former Katy subsidiary ("Size Control"), and other PRP's, for contribution. Size Control disputed liability. A partial settlement agreement was entered into pursuant to which the United States has been reimbursed for its initial clean-up costs. Size Control has entered into a settlement agreement, approved by the court, in order to settle its liability in this matter. Pursuant to this arrangement and assuming that projected clean-up costs are accurate, Size Control will pay approximately $200,000 over ten years, of which approximately $94,000 has been paid to date.

   The W. J. Smith case, matter (2) above, originated as an enforcement action for civil penalties and injunctive relief under the Federal Resource Conservation and Recovery Act ("RCRA"). The United States Environmental Protection Agency ("USEPA") alleged violations of RCRA based upon the alleged status of sludge drying beds of W.J. Smith Wood Preserving Company, a Katy subsidiary ("W.J. Smith"), as a hazardous waste management unit. A consent decree was entered in this case on November 8, 1989. The consent decree provided for a $60,000 civil penalty that was paid in December, 1989, clean closure of the sludge drying beds and installation of a new groundwater monitoring system.

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

   Since 1990, the Company has spent in excess of $4,800,000 in undertaking cleanup and compliance activities in connection with this matter and has established a reserve, in excess of $1,200,000, for future such activities. The Company believes that the amount reserved will be adequate; however, total cleanup and compliance costs cannot be determined at this time.

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

   Concerning matter (6) above, by letter dated August 20, 1993, a claim was asserted by Balteau Standard, Inc. ("Balteau") against Katy concerning PCB contamination at the Medford, Oregon facility of the former Standard Transformer division of American Gage. Balteau has demanded that Katy accept financial responsibility for investigation and clean-up costs incurred as a result of the PCB contamination. Cost estimates for the clean-up currently range between $2,000,000 and $3,000,000. Katy and Balteau have agreed to share such costs. Pursuant to such agreement, Katy will be responsible for 65% of the first $2,000,000 of such costs and 50% of such costs to the extent that they exceed $2,450,000. Katy has established a reserve in connection with this matter. The liability of Katy and its subsidiary cannot be determined at this time.

   Concerning matter (7) above, on July 9, 1992, Katy received a letter from Syratech Corporation ("Syratech") requesting that Katy indemnify
Syratech for any liability incurred by it in connection with the investigation and clean-up by USEPA of the Solvents Recovery Service of New England Superfund Site in Southington, Connecticut (the "Southington Site"). Such request stems from the Agreements. On April 22, 1993, USEPA sent Katy a Notice of Potential Liability with regard to the Southington Site, which indicated that Katy was responsible for all or a portion of the contamination at the Southington Site that USEPA had previously attributed to Syratech.
Katy and its counsel have determined that the volume of materials that USEPA has sought to attribute to Katy and its subsidiaries is small in quantity.
On February 15, 1994, USEPA sent a letter to Katy and certain other PRP's advising these parties of an opportunity to enter into a "de minimis" settlement agreement with USEPA concerning alleged liability for cleanup of the Southington Site. All potentially responsible parties that sent no more than 10,000 gallons of material to the Southington Site are eligible to participate. The terms of the offer require the settlors to pay their volumetric share of the estimated costs of cleanup of the Southington Site, plus a premium of 153%. As of April 1994, USEPA estimated total cleanup costs at $73,740,665. Under the terms of the offer, Katy is eligible to participate in the "de minimis" settlement, if it elects to do so. Katy also has the option of delaying its participation in the "de minimis" settlement in favor of a second phase comprehensive settlement of this matter and the Old Southington Landfill matter (see matter (8) below). If Katy elects to participate in such a second phase settlement, it will be subject to an interest charge at the rate of 8.75% per annum for any amounts due as of the payment date of the first phase settlement. Katy's liability in this matter cannot be determined at this time.

   Concerning matter (8) above, on January 21, 1994, USEPA sent a Notice of Potential Liability to Katy advising Katy that it is potentially liable under CERCLA and RCRA for the costs of remedial investigations and remedial actions to clean up hazardous substances disposed at the Old Southington Landfill Site in Southington, Connecticut. USEPA alleged that Katy's former subsidiary, Wallace Silversmiths, sent hazardous substances to Solvents Recovery Services of New England (see matter (7) above), which, in turn, sent an unspecified amount of these materials to the Old Southington Landfill Site for disposal. At this time, USEPA has not produced any direct evidence concerning the alleged transactions between the two sites. Katy's liability with regard to this matter cannot be ascertained at this time.

   Concerning matter (9) above, on May 22, 1992, Panhandle Industrial
Company, Inc., a Katy subsidiary ("Panhandle"), received a notice from the Kansas Department of Health and Environment stating that Panhandle may be responsible under Kansas law for a portion of the clean-up costs relating to a municipal landfill in McPherson, Kansas. Present clean-up cost estimates for the landfill approximate $1,000,000. Panhandle, together with other potentially responsible parties, are currently negotiating an agreement to fund investigation and clean-up activities. Panhandle's liability cannot be determined at this time.

   Concerning matter (10) above, in September of 1993, Katy received a letter from counsel to Allard Industries, Inc. ("Allard") requesting that Katy and its subsidiaries, American Gage and JEI Liquidating, Inc., indemnify Allard for any liability incurred by it in connection with a case captioned Town of Londonderry v. Exxon Corporation, et al., Case No. C-93-95-L (United States District Court, District of New Hampshire). Such request stems from certain agreements among Katy, Allard and other parties. The case at issue concerns the disposal and treatment of hazardous wastes and substances at a landfill site in Londonderry, New Hampshire (the "Londonderry Site"), states claims under CERCLA and state law, and seeks, inter alia, recovery of response costs with respect to the Londonderry Site, declaratory judgment with respect to the defendants' liability for future response costs and unspecified monetary damages. Katy has agreed to defend and indemnify Allard in this matter.
The parties in the lawsuit agreed to mediate the case. The mediation resulted in a settlement in principle between the parties which will be memorialized in a Consent Decree. Under the expected Consent Decree, Allard/Katy and several other parties will cash out and perform no future work at the site. In exchange, Allard and Katy will receive a release and contribution protection. Allard/Katy's payment under the Consent Decree is expected to be approximately $287,000. Payment will likely be due in 1997.
In response to Allard/Katy's demands for contribution, Honeywell, a former owner/operator of the Manchester facility, has agreed in principle to pay $40,000 of the Allard/Katy's settlement under the Consent Decree.

   Concerning matter (11) above, in December, 1993, Katy received a letter addressed to LaBour from Stephan K. Todd, Chairman-Fuels and Chemicals CERCLA PRP Group. Mr. Todd contended that LaBour is a PRP at the site, and requested that LaBour join the Fuels and Chemicals PRP Group, which would require payment of administrative costs, as well as a share of past and future remediation costs. The extent of these costs is not known at this time.
Katy has agreed to pay approximately $5,000 in settlement of its liability in this matter, to the extent that total cleanup costs are less than or equal to $5,000,000, and has agreed to a formula for future contribution to the extent that total cleanup costs exceed $5,000,000. Katy's future liability with respect to this matter, if any, cannot be determined at this time.

   Concerning matter (12) above, American Gage received a claim from Elgiloy Limited Partners ("Elgiloy") requesting that it pay costs associated with the cleanup of solvent contamination at Elgiloy's Elgin, Illinois property pursuant to the terms of a Settlement Agreement, General Release and Covenant Not to Sue, which American Gage executed on September 25, 1989. Under such agreement, American Gage agreed to pay 67.7% of future costs associated with environmental cleanup activities at such property, up to a maximum of $500,000. American Gage and Elgiloy are currently in the process of identifying those environmental cleanup activities. The total amount of American Gage's liability cannot be determined at this time.

   Concerning matter (13) above, in the Fall of 1996, USEPA issued to Hamilton Precision Metals a request for information pursuant to Section 104(e) of CERCLA concerning the Reclaim Barrell Company Site in West Jordan, Utah. Hamilton responded to USEPA's request in October 1996. Hamilton has not been contacted by USEPA since. The liability of Hamilton, if any, cannot be determined at this time.

2. Banco del Atlantico, S.A. v. Woods Industries, Inc., et al., Civil Action No. L-96-139 (U.S. District Court, Southern District of Texas).

In December, 1996, Banco del Atlantico, a bank located in Mexico, filed a lawsuit against Woods Industries, Inc., a subsidiary of the Company, and against certain past and present officers and directors and former owners of Woods Industries, Inc. alleging that the defendants participated in a violation of the Racketeer Influenced and Corrupt Organizations Act involving allegedly fraudulently obtained loans from Mexican banks, including the plaintiff, and "money laundering" of the proceeds of the illegal enterprise. The plaintiff also alleges that it made loans to an entity controlled by officers and directors based upon fraudulent representations. The plaintiff seeks to hold Woods Industries, Inc. liable for its alleged damage under principles of respondeat superior and successor liability. The plaintiff is claiming damages in excess of $24,000,000 and is requesting treble damages under the statutes. Katy may have recourse against the former owners of Woods under the purchase agreement; however, as the litigation is in preliminary stages, it is impossible at this time for the Company to determine the limit of such recourse. As the litigation is in preliminary stages, it is impossible at this time for the Company to determine an outcome or reasonably estimate the range of potential exposure.



Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

   There were no matters submitted to a vote of security holders during the fourth quarter of 1996.



                                PART II.
                                --------

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
------------------------------------------------------------------------------

   Katy's common stock is traded on the New York Stock Exchange ("NYSE").
The following table sets forth high and low sales prices for the common stock in composite transactions as reported on the NYSE composite tape for the prior two years and dividends declared during such periods.

                                                                  Cash
                                                                Dividends
    Period                                    High      Low     Declared
    ------                                  -------   -------   ---------
    1996
       First Quarter                         $13 3/4   $ 9 3/4     $.0750
       Second Quarter                         15 1/8    12 1/2      .0750
       Third Quarter                          14 5/8    10 7/8      .0750
       Fourth Quarter                         14 7/8    10 3/4      .0750

    1995
       First Quarter                         $10 1/8   $ 8 3/8     $.0625
       Second Quarter                          9 5/8     7          .0625
       Third Quarter                           9 5/8     7 3/4      .0625
       Fourth Quarter                         10 7/8     9 1/8      .0625


   As of February 28, 1997, there were 1,344 record holders of the Common Stock and there were 8,228,062 shares of Common Stock outstanding.








Item 6.  SELECTED FINANCIAL DATA
--------------------------------



                                                   Years Ended December 31,
                                                   ------------------------

                                                               1996          1995           1994          1993          1992
                                                               ----          ----           ----          ----          ----
                                                                    (Thousands of dollars, except per share data and ratios)


Net sales                                                    $188,518      $171,269       $159,581      $168,723      $177,077
Income (loss) from continuing operations before
  cumulative effect of change in accounting principle          13,716        28,571         (8,843)        5,496         1,102
Earnings (loss) per common share                                 1.64          3.18           (.98)          .60           .12
Net income (loss)*                                             13,716        28,571         (8,843)       (1,540)        1,102
Cash flows from operating activities                           22,524         7,620          8,418        (1,844)       22,390
Total assets                                                  239,509       225,412        203,142       330,225       314,661
Total liabilities and minority interest                       109,463        95,082         92,364        86,459        67,461
Shareholders' equity                                          130,046       130,330        110,778       243,766       247,200
Long-term debt, excluding current portion                       8,582         9,346         10,572         4,289         5,942
Depreciation and amortization                                   5,505         5,949          6,049         5,716         5,709
Capital expenditures                                            5,319         9,163          4,105         4,278         5,504
Working capital                                               107,569        96,425         50,041       175,075       135,965
Ratio of debt to total debt and equity                           6.6%         15.8%          15.9%          6.7%          6.4%
Shareholders' equity per share                                  15.78         14.94          12.21         27.03         27.41
Return on average shareholders' equity                          10.5%         23.7%          (5.0%)         (.6%)          .4%

Common shares outstanding stock                             8,239,262     8,724,187      9,076,387     9,017,387     9,017,387
Shareholders of record                                          1,351         1,410          1,471         1,560         1,741
Number of employees                                             2,049         1,109          1,285         1,506         1,972
Cash dividends declared per share                                $.30          $.25       $14.1875          $.25          $.25



* Includes loss from discontinued operations of $5,618 in 1993 and the cumulative effect of change in accounting principle of $1,418 loss in 1993.





Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         -----------------------------------------------------------
                        AND RESULTS OF OPERATIONS
                        -------------------------



Results of Operations
---------------------

   For purposes of this discussion and analysis section, reference is made to the table below and the Company's Statements of Consolidated Operations (included in Part II, Item 8). Katy consists of three business segments:
Distribution and Service, Industrial and Consumer Manufacturing and Machinery Manufacturing. The Distribution and Service Group is primarily involved in the distribution of electronic components and nonpowered hand tools. Additionally, this group provides cold storage services and waste-to-energy services and produces specialty metal foils primarily for the electronic and medical industries. The Industrial and Consumer Manufacturing Group produces sanitary maintenance supplies and electrical corded products, abrasives and stains for the consumer, maintenance, automotive and industrial markets.
The Machinery Manufacturing Group manufactures machinery for the cookie sandwich, food processing and wood working industries and also manufactures testing and measuring instruments for the electrical and electronic markets and recording devices for the transportation industry and gauging and control systems for the metalworking industry. Katy intends to seek additional acquisitions to grow its electronic/electrical distribution, do-it-yourself and sanitary maintenance businesses.

The table below and the narrative which follows summarize the key factors in the year-to-year changes in operating results.

                                                    Years Ended December 31,
                                                    ------------------------
                                                    1996      1995     1994
                                                    ----      ----     ----
                                                      (Thousands of dollars)
Distribution and Service Group
------------------------------
   Net sales                                      $88,732  $70,596   $32,343
   Income from operations                           8,891    6,076     3,766
   Operating margin                                 10.0%     8.6%     11.6%
   Identifiable assets                             82,159   76,713    42,520
   Depreciation and amortization                    3,079    2,930     1,741
   Capital expenditures                             3,018    6,638     1,742


Industrial and Consumer Manufacturing Group
-------------------------------------------
   Net sales                                      $67,141  $49,021   $46,283
   Income from operations                           5,137    3,814     4,237
   Operating margin                                  7.7%     7.8%      9.2%
   Identifiable assets                             89,229   33,093    21,917
   Depreciation and amortization                    1,525    1,527     1,185
   Capital expenditures                             1,235    1,055       892

Machinery Manufacturing Group
-----------------------------
   Net sales                                      $32,645  $51,652   $80,955
   Income (loss) from operations                    2,291    1,319    (2,396)
   Operating margin                                  7.0%     2.6%     (3.0%)
   Identifiable assets                             23,128   27,153    50,501
   Depreciation and amortization                      747    1,318     2,754
   Capital expenditures                               884    1,303     1,319

Corporate
---------
   Corporate expenses                             $ 6,783  $ 6,670   $12,624
   Identifiable assets                             44,993   88,453    88,204
   Depreciation and amortization                      154      174       369
   Capital expenditures                               182      167       152

Company
-------
   Net sales                                     $188,518 $171,269  $159,581
   Income (loss) from operations                    9,536    4,539    (7,017)
   Operating margin                                  5.1%     2.7%     (4.4%)
   Identifiable assets                            239,509  225,412   203,142
   Depreciation and amortization                    5,505    5,949     6,049
   Capital expenditures                             5,319    9,163     4,105


1996 Compared to 1995
---------------------

   Distribution and Service Group sales increased $18,136,000 or 26%. The acquisition of GC Thorsen effective March 31, 1995, provided the majority of the increase due to having a full year of operations and increased market penetration during 1996. Increased sales of other electronic components and increased sales in the rerolled metals area also led to the improved sales.

   Operating income for the group increased $2,815,000 or 46%. Improved margins and a full year of operations at GC Thorsen were the primary reasons for the improvement.

   Capital expenditures for the group decreased during the year due to expenditures made during 1995 for a plant expansion at the cold storage facility, that were not repeated in 1996.

   The Industrial and the Consumer Manufacturing Group's sales increased $18,120,000 or 37%. The increased sales were due to the acquisition of Woods effective December 1996, a full year of sales from Gemtex, which was acquired in August 1995, and increased sales throughout product lines from existing businesses, partially offset by the divestiture of the filter business in December, 1995.

   Operating income for the group increased $1,323,000 or 35%. The improvement was due to higher margins and a full year of operations at Gemtex, operating income generated at Woods during December 1996 and the elimination of operating losses in 1995 at the filter business. Operating income in all other product lines was relatively comparable to the prior year.

   The increase in identifiable assets for the group was due mainly to the acquisition of Woods in December 1996.

   Sales for the Machinery Manufacturing Group decreased $19,007,000 or 37%. The deconsolidation of the Schoen Group and the disposition of B. M. Root during 1995 contributed to most of this sales decrease. An increase in sales at the cookie sandwich machinery line was offset by decreases in the wood processing machinery and gauging and control systems businesses.

   Operating income for the group increased $972,000 or 74%. Losses at the Schoen Group during 1995 were the primary factor in this improvement during the year. This improvement was offset by decreased income from operations at the wood processing machinery and the gauging and control systems due to lower sales volumes during 1996.

   Corporate expenses in 1996 remained constant with expenses incurred in 1995.

   Identifiable assets at Corporate decreased during the year mainly due to lower cash levels at year end, as a result of the Woods acquisition and the sale of Union Pacific Corporation common stock during 1996.

   Although the results of these operating groups can be significantly affected by the strength of the general economy, the Company believes that it has positioned itself well in segments that can be expanded both externally through acquisitions particularly in the electronic/electrical distribution, do-it-yourself and sanitary maintenance areas, and internally through new products, operational improvements and increased market penetrations.

   Following is a discussion concerning other factors that affected the Company's net income.

   Gross profit increased $7,523,000 as gross margins improved to 31% from 30% in 1995 while selling, general and administrative expenses increased $2,526,000 in 1996 compared to the prior year. The increase in selling, general and administrative expenses of 5% is mainly due to the 10% increase in sales volumes during 1996.

   Interest expense decreased $1,668,000 from 1995 as the Company had no outstanding short-term borrowings and lower long-term debt. Borrowings in 1995 were incurred in connection with the GC Thorsen acquisition. Interest income increased $1,430,000 during 1996 due to the Company maintaining higher average cash and cash equivalent balances during 1996 compared to 1995.

   During 1996, the Company sold 250,000 shares of Union Pacific Corporation common stock and 97,938 shares of Union Pacific Resources Corporation common stock, resulting in a pre-tax gain of $10,612,000. During 1995, the Company sold 248,566 shares of Union Pacific Corporation common stock, resulting in a pre-tax gain of $7,675,000. Also in 1995, the Company sold one-half of its 75% interest in Schoen. In connection with the sale, the Company recorded a gain of $4,920,000 reflecting the reversal of previously recorded losses of Schoen.

   Other, net in 1996 was income of $980,000 versus income of $3,591,000 in 1995. In 1995, the Company received settlements from various insurance companies in the amount of $2,846,000 in settlement of claims associated with environmental issues. During 1996 the Company recognized $304,000 of income due to similar settlements.

   Income from continuing consolidated operations before income taxes increased to $22,479,000 in 1996 from $18,133,000 in 1995. A $4,997,000 increase in income from operating units in 1996 was offset partially by the gains in 1995 described above.

   Provision for income taxes was $8,199,000 or an effective rate of 36% in 1996, and $3,771,000 or an effective rate of 21% in 1995. The 1995 effective tax rate reflects the fact that the gains on the Schoen sale were not tax effected, since the losses had not previously provided a tax benefit.

   Equity in income of unconsolidated subsidiaries decreased $14,773,000 in 1996 due to the gain in 1995 recognized on the sale of Syroco, Inc. by Syratech, and the tax benefit realized from the reversal of taxes previously provided on Katy's share of Syratech's income, which is no longer required because of the sale of WSC Liquidating and Katy's holdings of Syratech stock.


1995 Compared to 1994
---------------------

   Distribution and Service Group sales increased $38,253,000 or 118%. The acquisition of GC Thorsen effective March 31, 1995, provided the majority of the increase. Sales of cold storage services increased due to increased plant capacity brought on line during 1995, waste-to-energy services increased due to increased market penetration, specialty metals increased due to new product lines, and electronics distribution increased due to increased market penetration.

   Operating income for the group increased $2,310,000 or 61%. The inclusion of GC Thorsen was a major factor in the increase, along with sharply improved margins for waste-to-energy services and cold storage services. Specialty metals and electronics distribution also had slightly higher margins for the year, primarily due to higher volume.

   Capital expenditures for the group increased primarily due to a plant expansion at the cold storage facility and a major machinery addition at the specialty metals manufacturer.

   The Industrial and Consumer Manufacturing Group's sales for the year increased 6% for the year or $2,738,000. The addition of sales from Gemtex effective August, 1995, along with increased sales of stains, offset decreases in the filter business, which was disposed of at year end. Increased marketing and penetration into new sales territories were the primary factors in the increase in stain sales.

   Operating income for the group decreased $423,000 or 10%, primarily due to lower margins on filter products. Income in all other product lines was relatively comparable to the prior year. Pricing pressure from competitors was the main reason for the lack of income growth.

   Sales for the Machinery Manufacturing Group decreased $29,303,000 or 36%. The dispositions of Panhandle, a remanufacturer of machinery for the oil, gas and petrochemical industries, and the Schoen Group resulted in most of this sales decrease. A decrease in sales of cookie sandwich machinery was offset by increased sales of food processing machinery, wood processing machinery and gauging and control systems. These sales increases resulted from new products and increased market penetration.

   Operating income for the group increased $3,715,000 from the prior year. Inventory write-downs of $4,330,000 in 1994, which were absent in 1995, were the primary factor in the increase. The lower volume in cookie sandwich machinery resulted in a 52% decline in operating income for that product line. Most other products showed modest increases in income.

   Corporate expenses in 1995 decreased $5,954,000 due primarily to lower environmental, insurance and legal costs.

   Following is a discussion concerning other factors which affected the Company's net income.

   Gross profit increased $9,257,000 in 1995 as margins improved to 30% from 26% in the prior year, while selling, general and administrative expenses decreased $2,299,000 or 5% due in large part to lower corporate expenses.

   Interest expense increased $837,000 due to borrowings in connection with the purchase of GC Thorsen, while interest income declined $2,427,000 due to the special dividend paid in 1994 which significantly reduced the Company's interest-bearing cash and cash equivalents balance.

   During 1995, Company sold 248,566 shares of Union Pacific Corporation common stock, resulting in a gain of $7,675,000. The Company also sold one-half of its 75% interest in Schoen & Cie, AG. In connection with the sale, the Company recorded a gain of $4,920,000 reflecting the reversal of previously recorded losses of Schoen.

   Other, net in 1995 was income of $3,591,000 versus expense of $1,265,000
in 1994.   Other, net in 1995 was favorably impacted by the gain realized on the sale of WSC Liquidating and Katy's holdings of Syratech stock of $793,000. In addition, in 1995, the Company received settlements from various insurance companies in the amount of $2,846,000 in settlement of claims associated with environmental issues. Other, net in 1994 was impacted by $2,500,000 of special charges for environmental costs and moving the corporate headquarters.

   Income from continuing consolidated operations before income taxes and minority interest was $18,149,000 in 1995 versus a loss of $16,048,000 in 1994. An $11,566,000 increase in income from operating units and the gains described above were the primary reasons for this change. In addition, in 1994, the Company wrote-off various assets in the amount of $9,288,000.

   Income taxes of $3,771,000, or an effective rate of 21%, reflect the fact that the gains on the Schoen sale were not tax effected, since the losses had not previously provided a tax benefit. The tax benefit in 1994 was adversely impacted by the fact that losses from Schoen provided no tax benefit.

   Equity in income of unconsolidated subsidiaries increased in 1995 by $10,914,000 due to a gain recognized on the sale of Syroco, Inc. by Syratech and from the reversal of taxes previously provided on Katy's share of Syratech's income, which is no longer required because of the sale of WSC Liquidating and Katy's holdings of Syratech stock.

New Accounting Pronouncements
-----------------------------

   In October of 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," which was effective for the Company beginning January 1, 1996. SFAS No. 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages, but does not require, compensation cost to be measured based on fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply APB Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company applies APB Opinion No. 25 to its stock based compensation awards to employees and discloses the required pro forma effect on net income and earnings per share.

Financial Position and Cash Flow
--------------------------------

   Combined cash, cash equivalents and marketable securities decreased $33,033,000 to $27,321,000 on December 31, 1996, from $60,354,000 on
December 31, 1995, mostly due to the Woods acquisition. Current ratios were
2.82 to 1.00 and 2.81 to 1.00 at December 31, 1996 and 1995, respectively. Working capital increased $11,144,000 in 1996. The increase in working capital and in the current ratio in 1996, primarily resulted from the acquisition of Woods Industries, Inc. in December of 1996.

   In August, 1995, Katy's Board of Directors authorized the Company to repurchase up to 400,000 shares of its common stock over the subsequent twelve months in open market transactions. On January 2, 1996, Katy's board authorized the Company to repurchase an additional 500,000 shares, bringing the total authorization to 900,000 shares. In connection therewith, Katy repurchased 509,800 of its common shares in the year ended December 31, 1996,
at a total cost of $6,367,000.   Additionally, in the first two months of 1997,
the Company repurchased 11,200 shares, at a cost of $155,835, bringing the total shares repurchased to 873,200.

   Katy has authorized and expects to commit approximately $11,600,000 for capital projects in 1997, exclusive of acquisitions, if any, and expects to meet these capital expenditure requirements through the use of available cash and internally generated funds. The Company continues to search for appropriate acquisition candidates, and may obtain all or a portion of the financing for future acquisitions through the incurrence of additional debt, which the Company believes it can obtain at reasonable terms and pricing.

   At December 31, 1996, Katy had short and long-term indebtedness of $9,239,000, secured by assets of its cold storage company. Total debt was 6.6% of total debt and equity at December 31, 1996. Katy has a commited unsecured line of credit with The Northern Trust Company in the amount of $20,000,000, which is used principally for letters of credit. Katy intends to secure an additional commitment of bank credit in an amount it determines appropriate for future acquisitions.

   Management continuously reviews each of its businesses. As a result of these ongoing reviews, management may determine to sell certain companies and may augment its remaining businesses with acquisitions. When sales do occur, management anticipates that funds from these sales will be used for general corporate purposes or to fund acquisitions. Acquisitions may also be funded through cash balances, available lines of credit and future borrowings. See
Note 2 to the Consolidated Financial Statements for a discussion of acquisitions and dispositions.


Environmental and Other Contingencies
-------------------------------------

   In December, 1996, Banco del Atlantico, a bank located in Mexico, filed a lawsuit against Woods Industries, Inc., a subsidiary of the Company, and against certain past and present officers and directors and former owners of Woods Industries, Inc. alleging that the defendants participated in a violation of the Racketeer Influenced and Corrupt Organizations Act involving allegedly fraudulently obtained loans from Mexican banks, including the plaintiff, and "money laundering" of the proceeds of the illegal enterprise. The plaintiff also alleges that it made loans to an entity controlled by officers and directors based upon fraudulent representations. The plaintiff seeks to hold Woods Industries, Inc. liable for its alleged damage under principles of respondeat superior and successor liability. The plaintiff is claiming damages in excess of $24,000,000 and is requesting treble damages under the statutes. Katy may have recourse against the former owners of Woods under the purchase agreement; however, as the litigation is in preliminary stages, it is impossible at this time for the Company to determine the limit of such recourse. As the litigation is in preliminary stages, it is impossible at this time for the Company to determine an outcome or reasonably estimate the range of potential exposure.

   Katy also has a number of product liability and workers' compensation claims pending against it and its subsidiaries. Many of these claims are proceeding through the litigation process and the final outcome will not be known until a settlement is reached with the claimant or the case is adjudicated. It can take up to 10 years from the date of the injury to reach a final outcome for such claims. With respect to the product liability and workers' compensation claims, Katy has provided for its share of expected losses beyond the applicable insurance coverage, including those incurred but not reported, which are developed using actuarial techniques. Such accruals are developed using currently available claim information, and represent management's best estimates. The ultimate cost of any individual claim can vary based upon, among other factors, the nature of the injury, the duration of the disability period, the length of the claim period, the jurisdiction of the claim and the nature of the final outcome.

   The Company and certain of its current and former direct and indirect corporate predecessors, subsidiaries and divisions have been identified by the U.S. Environmental Protection Agency and certain state environmental agencies and private parties as potentially responsible parties ("PRPs") at a number of hazardous waste disposal sites under the Comprehensive Environmental Response, Compensation and Liability Act ("Superfund") and equivalent state laws and, as such, may be liable for the cost of cleanup and other remedial activities at these sites. Responsibility for cleanup and other remedial activities at a Superfund site is typically shared among PRPs based on an allocation formula. The means of determining allocation among PRPs is generally set forth in a written agreement entered into by the PRPs at a particular site. An allocation share assigned to a PRP is often based on the PRP's volumetric contribution of waste to a site. Under the federal Superfund statue, parties are held to be jointly and severally liable, thus subjecting them to potential individual liability for the entire cost of cleanup at the site. The Company is also involved in remedial response and voluntary environmental cleanup at a number of other sites which are not currently the subject of any legal proceedings under Superfund, including certain of its current and formerly owned manufacturing facilities. Based on its estimate of allocation of liability among PRPs, the probability that other PRPs, many of whom are large, solvent, public companies, will fully pay the costs apportioned to them, currently available information concerning the scope of contamination, estimated remediation costs, estimated legal fees and other factors, the Company has recorded and accrued for indicated environmental liabilities in the aggregate amount of approximately $5,266,000 at December 31, 1996. The ultimate cost will depend on a number of factors and the amount currently accrued represents management's best current estimate of the total cost to be incurred. The Company expects this amount to be substantially paid over the next one to four years.

   The most significant environmental matters in which the Company is currently involved are as follows:

   1. The United States had alleged violations of the Resource Conservation and Recovery Act ("RCRA") based upon the alleged status of sludge drying beds of W.J. Smith Wood Preserving Company, a Company subsidiary ("W.J. Smith"), as a hazardous waste management unit.
        Since 1990, the Company has spent in excess of $4,800,000 in undertaking cleanup and compliance activities in connection with this matter and has established reserves for future remediation activities. An Administrative Order on Consent was entered effective December 29, 1995, with estimated additional remediation costs of $1,200,000.

   2. During 1995, the Company reached agreement with the Oregon Department of Environmental Quality ("ODEQ") as to a clean up plan for PCB contamination at the Medford, Oregon facility of the former Standard Transformer division of American Gage. The plan called for the Company to provide a trust fund of $1,300,000 to fund clean up costs at the site. These funds were expended in 1995. The plan also called for the present occupants of the site, Balteau Standard, Inc. to provide the next $450,000 of cost, with any additional costs to be shared equally between the two parties. The Company believes the clean up plan has been successful and has requested that the ODEQ inspect the property and approve the remediation work to release the Company from any future liability.

   3. In September of 1993, Katy received a letter from counsel to Allard Industries, Inc. ("Allard") requesting that Katy and its subsidiaries, American Gage and JEI Liquidating, Inc., indemnify Allard for any liability incurred by it in connection with a case captioned Town of Londonderry v. Exxon Corporation, et al., Case No. C-93-95-L (United States District Court, District of New Hampshire). Such request stems from certain agreements among Katy, Allard and other parties. The case at issue concerns the disposal and treatment of hazardous wastes and substances at a landfill site in Londonderry, New Hampshire
        (the "Londonderry Site"), states claims under CERCLA and state law, and seeks, inter alia recovery of response costs with respect to the Londonderry Site, declaratory judgment with respect to the defendants' liability for future response costs and unspecified monetary damages. Katy has agreed to defend and indemnify Allard in this matter.
        The parties in the lawsuit agreed to mediate the case. The mediation resulted in a settlement in principle between the parties which will be memorialized in a Consent Decree. Under the expected Consent Decree, Allard/Katy and several other parties will cash out and perform no future work at the site. In exchange, Allard and Katy will receive a release and contribution protection. Allard/Katy's payment under the Consent Decree is expected to be approximately $287,000. Payment will likely be due in 1997. In response to Allard/Katy's demands for contribution, Honeywell, a former owner/operator of the Manchester facility, has agreed in principle to pay $40,000 of the Allard/Katy's settlement under the Consent Decree.

   Although management believes that these actions individually and in the aggregate are not likely to have a material adverse effect on the Company, further costs could be significant and will be recorded as a charge to operations when such costs become probable and reasonably estimable.



Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------


MANAGEMENT REPORT

   Katy Industries, Inc. management is responsible for the fair presentation and consistency of all financial data included in this Annual Report in accordance with generally accepted accounting principles. Where necessary, the data reflect management's best estimates and judgements.

   Management also is responsible for maintaining an internal control structure with the objective of providing reasonable assurance that Katy's assets are safeguarded against material loss from unauthorized use or disposition and that authorized transactions are properly recorded to permit the preparation of accurate financial data. Cost-benefit judgements are an important consideration in this regard. The effectiveness of internal controls is maintained by: (1) personnel selection and training; (2) division of responsibilities; (3) establishment and communication of policies; and
(4) ongoing internal review programs and audits. Management believes that Katy's system of internal controls is effective and adequate to accomplish the above described objectives.



John R. Prann, Jr.
President, Chief Executive Officer and Chief Operating Officer




Stephen P. Nicholson
Vice President, Finance and Chief Financial Officer




                      INDEPENDENT AUDITORS' REPORT

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
KATY INDUSTRIES, INC.


   We have audited the accompanying consolidated balance sheets of Katy Industries, Inc. and subsidiaries (the "Company") as of December 31, 1996 and 1995, and the related statements of consolidated operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Katy Industries, Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.



DELOITTE & TOUCHE LLP

Denver, Colorado
January 28, 1997



                KATY INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS


                                 ASSETS
                                 ------




As of December 31,                                                       1996           1995
                                                                         ----           ----
                                                                       (Thousands of dollars)
CURRENT ASSETS:

    Cash and cash equivalents - Note 1                                 $ 27,321      $ 43,701
    Marketable securities - available for sale - Note 1                     -          16,653
    Accounts receivable, trade, net of allowance
      for doubtful accounts of $1,181 and $886                           50,324        22,399
    Receivable from sale of business - Note 3                               -          12,444
    Notes and other receivables, net of allowance
      for doubtful notes of $445 and $966                                 2,154         3,201
    Inventories - Note 1                                                 68,885        35,902
    Deferred income taxes - Note 8                                       14,331        12,170
    Other current assets                                                  3,500         3,127
                                                                        -------        ------

     Total current assets                                               166,515       149,597
                                                                        -------       -------



OTHER ASSETS:
    Investments, at equity, in unconsolidated subsidiaries - Note 3       6,382         7,328
    Investment in waste-to-energy facility - Note 7                      11,058        11,360
    Notes receivable, net of allowance for
     doubtful notes of $2,500 and $2,500                                  1,260         1,566
    Cost in excess of net assets of
     businesses acquired - Note 2                                         6,723         7,249
    Miscellaneous - Notes 2, 5, 7 and 12                                  5,211         5,664
                                                                        -------       -------

     Total other assets                                                  30,634        33,167
                                                                        -------       -------


PROPERTIES - Note 1:
    Land and improvements                                                 3,776         4,308
    Buildings and improvements                                           32,545        32,464
    Machinery and equipment                                              41,773        38,723
                                                                        -------       -------

                                                                         78,094        75,495
    Accumulated depreciation                                            (35,734)      (32,847)
                                                                        -------       -------

     Net properties                                                      42,360        42,648
                                                                        -------       -------

                                                                       $239,509      $225,412
                                                                       ========      ========


See Notes to Consolidated Financial Statements.




                 KATY INDUSTRIES, INC AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS


                               LIABILITIES
                               -----------


As of December 31,                                             1996             1995
                                                               ----             ----
                                                               (Thousands of dollars)
CURRENT LIABILITIES:

    Notes payable - Note 4                                    $   -           $ 14,193
    Accounts payable                                           20,318            8,361
    Accrued compensation                                        3,410            3,792
    Accrued expenses - Note 1                                  33,318           23,947
    Accrued interest and taxes                                    623            1,342
    Current maturities, long-term debt - Note 4                   657              913
    Dividends payable                                             620              624
                                                              -------         --------

     Total current liabilities                                 58,946           53,172
                                                              -------         --------

LONG-TERM DEBT, less current maturities - Note 4                8,582            9,346
                                                              -------         --------

OTHER LIABILITIES - Note 5                                      9,557            7,966
                                                              -------         --------

EXCESS OF ACQUIRED NET
 ASSETS OVER COST, Net - Note 2                                 8,517               -
                                                              -------         --------

DEFERRED INCOME TAXES - Note 8                                 23,861           24,598
                                                              -------         --------



SHAREHOLDERS' EQUITY - Note 6:
    Common stock, $1 par value; authorized
     25,000,000 shares, issued - 9,822,204 and 9,821,329        9,822            9,821
    Additional paid-in capital                                 51,117           51,111
    Foreign currency translation and other
     adjustments                                               (1,778)          (1,640)
    Unrealized holding gains                                      -              5,297
    Retained earnings                                          93,099           81,925
    Treasury stock, at cost, 1,582,942
     and 1,097,142 shares                                     (22,214)         (16,184)
                                                              -------         --------

     Total shareholders' equity                               130,046          130,330
                                                              -------         --------

                                                             $239,509         $225,412
                                                             ========         ========


See Notes to Consolidated Financial Statements.




                  KATY INDUSTRIES, INC. AND SUBSIDIARIES
                  STATEMENTS OF CONSOLIDATED OPERATIONS



For the years ended December 31,                                           1996          1995          1994
                                                                           ----          ----          ----
                                                                  (Thousands of dollars except per share amounts)

Net sales                                                                $188,518      $171,269      $159,581
Cost of goods sold                                                        130,163       120,437       118,006
                                                                         --------      --------      --------
Gross profit                                                               58,355        50,832        41,575
Selling, general and administrative expenses                               48,819        46,293        48,592
                                                                         --------      --------      --------

    Income (loss) from operations                                           9,536         4,539        (7,017)

Interest expense                                                           (1,085)       (2,753)       (1,916)
Interest income                                                             2,441         1,011         3,438
Gain on sales of marketable securities - Notes 1 and 12                    10,612         6,841           -
Reversal of previously recorded losses - Note 2                               -           4,920           -
Write-off of assets - Note 12                                                 -             -          (9,288)
Other, net                                                                    975         3,575        (1,278)
                                                                         --------      --------      --------
    Income (loss) from continuing consolidated
     operations before income taxes                                        22,479        18,133       (16,061)

Provision (benefit) for income taxes - Note 8                               8,199         3,771        (3,923)
                                                                         --------      --------      --------

    Income (loss) from continuing consolidated operations                  14,280        14,362       (12,138)
                                                                         --------      --------      --------

Equity in income (loss) of unconsolidated
    subsidiaries (net of tax) - Note 3
     Income (loss) from continuing operations                                (564)        1,920         1,364
     Income from discontinued operations                                      -             678         1,931
     Gain on sale of Syroco, Inc.                                             -           4,904           -
     Tax benefit from sale of investment in Syratech - Note 3                 -           6,707           -
                                                                         --------      --------      --------
       Total                                                                 (564)       14,209         3,295
                                                                         --------      --------      --------

    Net income (loss)                                                    $ 13,716     $  28,571     $  (8,843)
                                                                         ========     =========     =========

Earnings (loss) per share of common stock - Note 1:                      $   1.64     $    3.18     $    (.98)
                                                                         ========     =========     =========

Dividends paid per share of common stock                                 $  .2875     $     .25     $ 14.1875
                                                                         ========     =========     =========


See Notes to Consolidated Financial Statements.




                           KATY INDUSTRIES, INC. AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED SHAREHOLDERS' EQUITY



                                                                           Foreign
                                         Common Stock        Additional    Currency     Unrealized
                                      Number         Par       Paid-in     and Other      Holding     Retained      Treasury
                                    of Shares       Value      Capital    Adjustments     Gains       Earnings       Stock
                                    ---------      ------    ----------   -----------   ----------    --------      --------
                                                                   (Thousands of dollars)

Balance, January 1, 1994            9,821,329      $9,821      $51,111      $3,880      $    -        $192,814      $(13,860)

Net loss                                   -           -            -           -            -          (8,843)           -
Common stock dividends                     -           -            -           -            -        (127,942)           -
Foreign currency translation
 adjustments - Note 6                      -           -            -         (822)          -              -             -
Issuance of shares under the
 Stock Purchase Plan - Note 6              -           -            -         (382)          -            (442)        1,017
Unrealized holding gains
 adjustment- Note 1                        -           -            -           -         4,426             -             -
                                    ---------      ------      -------       ------      -------      ---------     ---------
Balance, December 31, 1994          9,821,329       9,821       51,111       2,676        4,426         55,587       (12,843)

Net income                                 -           -            -           -            -          28,571            -
Common stock dividends                     -           -            -           -            -          (2,233)           -
Foreign currency translation
 adjustments - Note 6                      -           -            -       (4,316)          -              -             -
Purchase of Treasury Shares-
 Note 6                                    -           -            -           -            -              -         (3,341)
Unrealized holding gains
 adjustment - Note 1                       -           -            -           -           871             -             -
                                    ---------      ------      -------     --------       ------        ------       --------
Balance, December 31, 1995          9,821,329       9,821       51,111      (1,640)       5,297         81,925       (16,184)

Net income                                 -           -            -           -            -          13,716            -
Common stock dividends                     -           -            -           -            -          (2,499)           -
Foreign currency translation
 adjustments - Note 6                      -           -            -            3           -              -             -
Issuance of shares under Stock
 Purchase Plan - Note 6                   875           1            6        (141)          -             (43)          337
Purchase of Treasury Shares-
 Note 6                                    -           -            -           -            -              -         (6,367)
Unrealized holding gains
 adjustment - Note 1                       -           -            -           -        (5,297)            -             -
                                    ---------      ------      -------     --------     -------        -------     ---------
Balance, December 31, 1996          9,822,204      $9,822      $51,117     $(1,778)      $   -         $93,099      $(22,214)
                                    =========      ======      =======     ========     ========       =======     =========


See Notes to Consolidated Financial Statements.




                                 KATY INDUSTRIES, INC. AND SUBSIDIARIES
                                 STATEMENTS OF CONSOLIDATED CASH FLOWS


For the years ended December 31,                                         1996          1995          1994
                                                                         ----          ----          ----
                                                                              (Thousands of dollars)
Cash flows from operating activities:
 Net income (loss)                                                    $13,716       $28,571       $(8,843)
 Depreciation and amortization                                          5,505         5,949         6,049
 (Gain) loss on sale of assets                                            160          (150)         (266)
 Disposition of portion of investment in subsidiary                        -         (7,920)           -
 Write-off of assets                                                       -             -          9,288
 Gain on marketable security transactions                             (10,612)       (6,841)           -
 Equity in (income) loss of unconsolidated subsidiaries                   564       (14,209)       (3,295)
Deferred income taxes                                                   6,239          (819)       (2,182)
 Changes in assets and liabilities,
  net of acquisition/disposition of subsidiaries:
   Receivables                                                          9,547       (13,919)        1,884
   Inventories                                                         (1,983)        1,191         6,107
   Other current assets                                                  (373)       10,819           451
   Accounts payable and accrued liabilities                               (44)        5,280        (1,930)
   Other, net                                                            (195)         (332)        1,155
                                                                      --------      --------      --------
    Net cash flows from operating activities                           22,524         7,620         8,418
                                                                      --------      --------      --------

Cash flows from investing activities:
 Proceeds from sale of assets                                           1,205        43,032         5,782
 Collections of notes receivable and
  receivable from sale of business                                     13,211         1,168         1,455
 Proceeds from sales of marketable securities                          18,681        15,550            -
 Payments for purchase of subsidiaries, net of cash acquired          (42,648)      (30,416)       (3,241)
 Capital expenditures                                                  (5,319)       (9,163)       (4,105)
                                                                      --------      --------      --------
    Net cash flows from investing activities                          (14,870)       20,171          (109)
                                                                      --------      --------      --------

Cash flows from financing activities:
 Notes payable activity, net                                          (14,193)       12,529        (2,214)
 Proceeds from issuance of long-term debt                                  -          2,852         4,830
 Principal payments on long-term debt                                  (1,019)       (2,403)       (4,992)
 Payments of dividends                                                 (2,452)       (2,233)     (127,939)
 Purchase of treasury shares                                           (6,367)       (3,341)           -
                                                                      --------      --------     ---------
   Net cash flows from financing activities                           (24,031)        7,404      (130,315)
                                                                      --------      --------     ---------
Effect of exchange rate changes on cash                                    (3)           31           192
                                                                      --------      --------     ---------
Net increase (decrease) in cash and cash equivalents                  (16,380)       35,226      (121,814)
Cash and cash equivalents at beginning of year                         43,701         8,475       130,289
                                                                      --------      --------     ---------

Cash and cash equivalents at end of year                              $27,321       $43,701       $ 8,475
                                                                      ========      ========     =========


See Notes to Consolidated Financial Statements.




Note 1.     SIGNIFICANT ACCOUNTING POLICIES:


Consolidation Policy -
----------------------
   The financial statements include, on a consolidated basis, the accounts of Katy Industries, Inc. and subsidiaries ("Katy" or "the Company") in which it has a greater than 50% interest. All intercompany accounts, profits and transactions have been eliminated in consolidation. The results of operations of Schoen & Cie, AG ("Schoen") and its subsidiaries included in Katy's Consolidated Financial Statements are for the year ended October 31, 1994 and the six months ended April 30, 1995 (the effective date of Katy's disposition of Schoen stock - see Note 2). The financial statements of these subsidiaries are as of a different date because of the time required to prepare and translate such financial statements under United States generally accepted accounting principles.

   As part of the continuous evaluation of its operations, Katy has acquired and disposed of a number of its operating units in recent years. Those which affected the Consolidated Financial Statements for each of the three year periods ended December 31, 1996, 1995, and 1994 are described in Note 2.

   There are no restrictions on the payment of dividends by consolidated subsidiaries to Katy. Katy's consolidated retained earnings as of December 31, 1996 include $5,151,000 of undistributed earnings of 50% or less owned investments accounted for by the equity method. No dividends have been paid by any of these unconsolidated subsidiaries to Katy.


Use of Estimates -
------------------
   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates used by management in the preparation of these financial statements include the valuation of accounts receivable, the carrying value of inventories, the useful lives and recoverability of property, plant and equipment and cost in excess of net assets of businesses acquired, potential product liability and workers compensation claims, and environmental claims as discussed in Note 11.


Cash and Cash Equivalents -
---------------------------
   Cash equivalents consist of highly liquid investments with original maturities of three months or less and total $27,321,000 and $43,701,000, as of December 31, 1996 and 1995, respectively, which approximates their fair value.


Supplemental Cash Flow Information -
------------------------------------
   Details regarding noncash investing and financing activities are disclosed in Notes 1, 2, 3 and 6 to the Consolidated Financial Statements. Cash paid during the year for interest and income taxes is as follows:


                                             1996        1995       1994
                                             ----        ----       ----
                                               (Thousands of dollars)


    Interest                                $1,143      $2,231     $2,021
                                            ======      ======     ======
    Income taxes                            $3,445      $2,646     $3,759
                                            ======      ======     ======



Marketable Securities - available for sale -
--------------------------------------------
   Marketable equity securities are stated at their fair value based on quoted market prices. During 1996, the Company sold its remaining investment in Union Pacific common stock and Union Pacific Resources common stock for total proceeds of $18,681,000 resulting in a pre-tax gain of $10,612,000. The cost basis of these securities was $8,073,000 at December 31, 1995. During 1996, unrealized holding gains, net of income taxes, included in shareholders' equity decreased $5,297,000. During 1995, unrealized holding gains, net of income taxes, included in shareholders' equity increased $871,000.


Notes and Other Receivables -
-----------------------------
   The carrying value of notes and other receivables approximates their fair value.


Inventories -
-------------
   Inventories are stated at the lower of cost, determined by the first-in, first-out method, or market. The components of inventories are:


                                                       December 31,
                                                       ------------
                                                   1996            1995
                                                   ----            ----
                                                  (Thousands of dollars)


    Raw materials                                $15,933         $14,471
    Work in process                                6,269           7,132
    Finished goods                                46,683          14,299
                                                 -------         -------
                                                 $68,885         $35,902
                                                 =======         =======


Properties -
------------

   Properties are stated at cost and depreciated over their estimated useful lives - buildings (10-40 years) generally using the straight-line method; machinery and equipment (3-20 years) and leased machines (lease period) using straight-line, accelerated or composite methods; and leasehold improvements using the straight-line method over the remaining lease period. Management periodically reviews the carrying value of its long-lived assets for impairment and adjusts the carrying value and/or amortization period of such assets whenever events or changes in circumstances warrant.


Accrued Expenses -
------------------
   The components of accrued expenses are:

                                                     December 31,
                                                     ------------
                                                    1996      1995
                                                    ----      ----
                                                 (Thousands of dollars)


    Accrued insurance                           $  7,553       $  8,541
    Accrued EPA costs                              5,266          6,351
    Other accrued expenses                        20,499          9,055
                                                --------       --------
                                                 $33,318        $23,947
                                                ========       ========



Fair Value of Financial Instruments -
-------------------------------------
   Where the fair values of Katy's financial instrument assets and liabilities differ from their carrying value or Katy is unable to establish the fair value without incurring excessive costs, appropriate disclosures have been given in the Notes to Consolidated Financial Statements. All other financial instrument assets and liabilities not specifically addressed are believed to be carried at their fair value in the accompanying Consolidated Balance Sheets.


Earnings Per Share -
--------------------
   Earnings per share are based on the weighted average number of shares of common stock outstanding during the year (8,354,203 in 1996, 8,985,921 in 1995 and 9,031,541 in 1994).


New Accounting Pronouncements -
-------------------------------
   In October of 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," which was effective for the Company beginning January 1, 1996. SFAS No. 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages, but does not require, compensation cost to be measured based on fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply APB Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company applies APB Opinion No. 25 to its stock based compensation awards to employees and discloses the required pro forma effect on net income and earnings per share.


Revenue Recognition -
---------------------
   Sales are recognized upon shipment of products to customers or when services are performed.


Reclassifications -
-------------------
   Certain amounts from prior years have been reclassified to conform with the 1996 financial statement presentation.




Note 2.     ACQUISITIONS AND DISPOSITIONS:


Acquisitions
------------
   On December 2, 1996, the Company purchased all of the outstanding shares of common stock of Woods Industries, Inc., ("Woods"). Woods is a manufacturer and distributor of electrical corded products as well as electrical and electronic passive components. The estimated purchase price, including acquisition costs, was $46,800,000 and was below Woods' book value.
The purchase price was paid in cash, of which $3,250,000 was funded through a borrowing against the Company's unsecured line of credit at The Northern
Trust Company. The purchase price for Woods is preliminary and adjustments may be recorded in 1997. The acquisition has been accounted for under the purchase method, and accordingly, the estimated excess of acquired net assets over cost of approximately $8,517,000 has been recorded as excess of acquired net assets over cost in the Consolidated Balance Sheet and is being amortized over five years. Certain balance sheet adjustments and/or resolutions of issues between the parties will also affect the ultimate price of the acquisition and the allocation of the purchase price. The accounts of Woods have been included in the Company's Consolidated Financial Statements from the acquisition date.


   The following unaudited pro forma information has been prepared assuming that this acquisition had occurred at the beginning of the respective periods. The pro forma information includes adjustments for (1) the elimination of Woods' depreciation due to the write-down of plant and equipment pursuant to purchase accounting, (2) the elimination of Woods' amortization due to the write-down of cost in excess of businesses acquired pursuant to purchase accounting, (3) the amortization of the estimated excess of acquired net assets over cost recorded pursuant to purchase accounting, (4) elimination of Woods' interest expense as all debt is repaid on date of purchase pursuant to the purchase agreement, (5) the increase in interest expense for the year ended December 31, 1995 due to assumed borrowings at applicable rates for the purchase price (for the year ended December 31, 1996, Katy's cash position would have made borrowing unnecessary), (6) decrease in interest income due to use of cash for the purchase price, and (7) the estimated related income tax effects. The pro forma financial information is presented for informational purposes only and may not be indicative of the results of operations as they would have been had the transaction been effected on the assumed dates nor is it necessarily indicative of the results of operations which may occur in the future.



                                                  Years ended December 31,
                                                  ------------------------

                                                    1996                1995
                                                    ----                ----
                                                     (Thousands of dollars)

    Net sales                                   $334,357            $318,686
    Income from operations                        19,302              11,994
    Net income                                    18,538              32,788
    Earnings per share                              2.22                3.65


   On August 10, 1995, the Company purchased the assets of Gemtex Company Limited and its United States affiliate, Gemtex Abrasives, Inc. (considered together as "Gemtex"). Gemtex is a manufacturer and distributor of coated abrasives for the automotive, industrial and retail markets. The purchase price approximated net book value. The acquisition has been accounted for under the purchase method. The accounts of Gemtex have been included in the Company's Consolidated Financial Statements from the acquisition date. This acquisition does not materially impact the Company's results of operations or financial position.

   Effective March 31, 1995, the Company purchased all of the outstanding shares of common stock of GC Thorsen, Inc., ("GC Thorsen"), a value added distributor of electronic and electrical parts and accessories, and nonpowered hand tools. The purchase price, including acquisition costs, was $24,076,000 in cash, of which $19,500,000 was financed through the Company's bank line of credit. The acquisition has been accounted for under the purchase method, and accordingly, the excess of the purchase price over the fair value of the net assets acquired of approximately $3,553,000, is being amortized over 20 years. The accounts of GC Thorsen have been included in the Company's Consolidated Financial Statements from the acquisition date.

   In March, 1994, the Company purchased an additional 50% of the outstanding common stock of C.E.G.F. (USA), Inc., an operator of cold storage facilities in the United States, for $2,750,000 in cash, which purchase resulted in the Company owning 95% of C.E.G.F. The excess of the purchase price over the net book value of assets purchased has been allocated to properties and is being depreciated over the remaining lives of the assets. The accounts of C.E.G.F. have been included in the Company's Consolidated Financial Statements from the acquisition date. This acquisition of this former equity investee did not materially impact the Company's results of operations or financial position.

   As part of its 1991 purchase of substantially all of the net operating assets of the stain business of Sinecure Financial Corp. (formerly Duckback Industries, Inc.), the Company was obligated to pay to the seller additional purchase price amounts which were contingent upon the attainment of certain earnings levels during the period from the date of acquisition to September
30, 1994. The Company provided $1,496,000 in 1994 for such additional payments and recorded these amounts as goodwill, included in "Cost in Excess of Assets of Businesses Acquired" in the Consolidated Balance Sheets. The accrual of these future cash payments is a noncash investing transaction. During 1995 and 1994, the Company paid $1,787,000 and $1,015,000, respectively, to Sinecure, to complete the Company's obligation under the earnout provision of the purchase agreement. Goodwill relating to this acquisition is being amortized over 10 years.


Dispositions
------------
   On April 4, 1996, the Company sold substantially all of the assets of its Walsh Press subsidiary for net proceeds of $1,125,000 which included net cash of $721,000 and a note receivable of $404,000, resulting in a nominal loss. The note receivable portion of the consideration is a noncash investing transaction. The Consolidated Financial Statements include Walsh Press' results of operations through that date. Sales of this subsidiary were $151,000, $680,000 and $1,151,000 and operating losses were $37,000, $49,000, and $135,0000 for 1996, 1995 and 1994, respectively.

   In December, 1995, the Company concluded the sale of its Moldan Filters operation for net proceeds of $2,808,000 which included net cash of $1,350,000 and accounts and notes receivable of $1,458,000, resulting in a nominal gain. The notes receivable portion of the consideration is a noncash investing transaction. The effective date of sale was December 28, 1995, therefore, the Consolidated Financial Statements include results of operations through that date. Sales of this unit were $4,592,000 and $6,066,000 and operating losses were $892,000 and $610,000 in 1995 and 1994, respectively.

   On August 25, 1995, the Company sold the assets and business of the Laboratory Equipment Division of its Bach Simpson Limited operation for net proceeds of $900,000 in cash, resulting in a nominal loss. This operation was not material to Katy and, accordingly, its sale does not significantly affect Katy's consolidated financial position or results of operations.

   On June 30, 1995, the Company concluded the irrevocable sale of one-half of its 75% interest (90,000 shares) in Schoen. The sale was made on the basis of a contingent price, whereby the Company will receive two thirds of the amount ultimately realized by the purchasers in any future sale of such shares or, under some circumstances, the Company will be entitled to find a buyer for two-thirds of such shares and receive the proceeds of the sale thereof. The Company continues to have a 27.6% interest in Schoen. With the reduction in its ownership interest and influence, the Company began reporting its continuing investment in Schoen using the equity method of accounting for this minority owned subsidiary effective June 30, 1995. With the change to the equity method the Company will not record future losses of Schoen, and will only record income when the Company's equity becomes positive. In connection with the sale, in the second quarter of 1995, the Company recorded a gain of $4,920,000 reflecting the reversal of previously recorded losses of Schoen and a deferred tax asset of $3,000,000. The Company's investment in Schoen is recorded at zero as of December 31, 1996 and 1995.

   On June 14, 1995, the Company sold its B.M. Root operation for net proceeds of $700,000 in cash, resulting in a nominal gain. The Consolidated Financial Statements include results of operations through that date. Sales of this unit were $1,416,000 and $2,781,000 and operating income was $103,000 and $168,000 in 1995 and 1994, respectively.

   Effective October 28, 1994, the Company concluded the sale of its Panhandle Industrial operation for net proceeds of $7,378,000, which included net cash of $4,878,000 and notes receivable of $2,500,000 resulting in a nominal gain. The notes receivable portion of the consideration is a noncash investing transaction. Sales of this unit were $7,690,000 and operating income was $814,000 in 1994.

   In June, 1994, the Company sold, for a nominal loss, its Bach Simpson, U.K. operation. This operation was not material to Katy and, accordingly, its sale did not significantly affect Katy's consolidated financial position or results of operations.


Note 3.     INVESTMENTS, AT EQUITY, IN UNCONSOLIDATED SUBSIDIARIES:

   The Company's investments in unconsolidated subsidiaries are comprised of the following:

                                                         1996          1995
                                                         ----          ----
                                                       (Thousands of dollars)

    Schoen & Cie, AG                                   $   -          $   -
    Bee Gee Holding Company, Inc.                       6,382          7,328
                                                       ------         ------
                                                       $6,382         $7,328
                                                       ======         ======



Syratech Corporation ("Syratech")
---------------------------------

   On December 29, 1995, the Company sold to Syratech its wholly owned subsidiary, WSC Liquidating Co., whose sole asset consisted of 2,555,500 common shares of Syratech. The Company also sold to Syratech the remaining 509,251 shares of Syratech stock held directly by Katy. None of these shares had been previously registered and could not have been sold without Katy bearing the costs of registration. In addition, because of the nature of the shares, the Company was restricted as to the number of shares which could be sold at any one time. The net proceeds from both transactions were approximately $50,800,000. The transactions reflected a per share price of $17, which represented a discount of 15% to the closing price of Syratech's shares on the New York Stock Exchange on the day of the transaction. The transactions resulted in a total after-tax gain of $7,500,000 which is comprised of a gain of $793,000 and the reversal of $6,707,000 of deferred income taxes previously provided on Katy's share of Syratech's income, which has been determined to not be required as a result of these transactions.
In connection with the sale, Katy recorded a receivable in the amount of $12,444,000 from Syratech which was subsequently paid on January 2, 1996.

   On March 28, 1995, Syratech sold its subsidiary, Syroco, Inc. for $140,000,000 resulting in a gain of $30,451,000. Katy's share of the gain ($4,904,000, net of tax) is reflected in Katy's Consolidated Statement of Operations as gain on sale of Syroco. Syroco's results from operations are shown below in the results of operations of unconsolidated subsidiaries and in Katy's Consolidated Statements of Operations as income from discontinued operations in the "Equity in Income of Unconsolidated Subsidiaries" section.




Schoen & Cie, AG ("Schoen")
-------------------------

   At December 31, 1996, the Company has a 27.6% interest in Schoen. Schoen consists of three operating companies engaged in the business of manufacturing a wide range of mechanical and programmable four post, web and flat bed die-cutting equipment and shoe manufacturing machinery. During the second quarter, 1996, Schoen acquired J. Sandt AG, a major competitor in the same geographical area. This transaction reduced Katy's interest in Schoen from 37.5% to 27.6%. The transaction had no effect on Katy's results for the period. Schoen's assets and liabilities and sales and costs and expenses are included in the following table subsequent to June 30, 1995, but there is no effect on the Company's investment or equity in income of unconsolidated subsidiaries.

Bee Gee Holding Company, Inc. ("Bee Gee")
-----------------------------------------

   The Company owns 30,000 shares of common stock, a 39% interest, of Bee Gee, which consists of several subsidiaries engaged in the business of harvesting shrimp off the coast of South America and, during 1996, processed shrimp and other sea foods for domestic and foreign markets. In January, 1997, Bee Gee sold its processing operations to a major competitor in the same geographical area.

   Goodwill related to the Bee Gee investment is being amortized over ten years.



Financial Information
---------------------

   The condensed financial information which follows reflects the Company's proportionate share in the financial position and results of operations of its unconsolidated subsidiaries:

                                                    1996                1995
                                                    ----                ----
                                                     (Thousands of dollars)


    Current assets                                 $ 8,175             $15,968
    Current liabilities                             (6,285)            (15,105)
                                                   -------             -------
    Working capital                                  1,890                 863

    Properties, net                                  8,248               9,112
    Other assets                                       487               3,785
    Long-term debt                                  (3,360)             (3,998)
    Other liabilities                               (1,284)             (1,514)
                                                    -------             -------
    Shareholders' equity                             5,981               8,248
    Shareholders' equity of Schoen                      -               (1,604)
    Unamortized excess of cost over
      net assets acquired                              401                 684
                                                   -------              -------
    Investments, at equity, in
      unconsolidated subsidiaries                  $ 6,382             $ 7,328
                                                   ========             =======


                                                                             1996           1995           1994
                                                                             ----           ----           ----
                                                                                    (Thousands of dollars)

  Sales                                                                    $26,890        $81,892        $65,376
  Costs and expenses                                                       (27,414)       (79,451)       (62,505)
                                                                           -------        -------        -------
      Net income, from continuing operations                                  (524)         2,441          2,871

  Unrecorded losses of Schoen                                                   -           1,336             -
  Amortization of excess of cost over net assets acquired                     (421)          (384)          (305)
  Provision for income taxes                                                   381         (1,473)        (1,202)
                                                                            ------         ------         ------
  Equity in net income of continuing unconsolidated subsidiaries              (564)         1,920          1,364

  Discontinued operation:
    Gain on sale of Syroco, Inc. - net of tax                                   -           4,904             -
    Income from discontinued operations - net of tax                            -             678          1,931
                                                                            ------         ------         ------
  Equity in net income of unconsolidated subsidiaries                       $ (564)       $ 7,502        $ 3,295
                                                                            ======        =======        =======




Note 4.     INDEBTEDNESS:


Notes Payable
-------------

   As of December 31, 1996, the company did not have any borrowings. Notes payable as of December 31, 1995 were comprised of short-term borrowings under the Company's line of credit and cash overdrafts. The maximum short-term borrowings outstanding at any month-end were $0 in 1996 and $27,140,000 in 1995. Interest rates on such short-term borrowings averaged 8.5% at December 31, 1995. The average short-term borrowings was $17,283,000 in 1995. The weighted average interest rates on short-term borrowings from banks averaged approximately 8.9% during 1995.


Credit Agreement
----------------

   In August, 1994, the Company entered into a credit agreement with The Northern Trust Company providing for an unsecured revolving credit facility not to exceed $20,000,000 expiring on November 30, 1999. Interest on the revolving credit facility is, at the Company's option, either the bank's prime interest rate or .50% over the bank's cost of funds interest rate in effect at the time funds are borrowed, or the LIBOR interest rate in effect at the time funds are borrowed plus an applicable margin ranging from .50% to 1% depending on the Company's debt to tangible net worth ratios.

   The Company had no amounts outstanding under this agreement at December 31, 1996. This facility is used primarily for letters of credit. Letters of credit totaling $9,206,000 were outstanding at December 31, 1996.


Long-Term Debt
--------------

Long-term debt at December 31 includes:                     1996         1995
                                                            ----         ----
                                                        (Thousands of dollars)
Real estate and chattel mortgages, with interest
  at various rates, due through 2008                       $9,239       $9,995
Other notes payable                                            -           264
                                                           ------       ------
                                                            9,239       10,259
   Less current maturities                                   (657)        (913)
                                                           ------       ------
                                                           $8,582       $9,346
                                                           ======       ======


Aggregate maturities of long-term debt during the five years ending December 31, 2001 are as follows:

                               (Thousands of dollars)

              1997                     $657
              1998                      607
              1999                      607
              2000                      607
              2001                      607
              Later years             6,154
                                      -----
              Total                  $9,239
                                      =====


Other
-----

   As of December 31, 1996, the Company is contingently liable for $8,000,000 of 8-1/8% Subordinated Industrial Development Bonds issued by Bee Gee.

   The carrying amounts of the Company's long and short-term debt agreements approximate their fair market values.









  Note 5.     RETIREMENT BENEFIT PLANS:



Pension Plans
-------------

   Several domestic and foreign subsidiaries have pension plans covering substantially all of their employees. These plans are noncontributory, defined benefit pension plans. The benefits to be paid under these plans are generally based on employees' retirement age and years of service. The companies' funding policies, subject to the minimum funding requirements of the applicable U.S. or foreign employee benefit and tax laws, are to contribute such amounts as are determined on an actuarial basis to provide the plans with assets sufficient to meet the benefit obligations. Plan assets consist primarily of fixed income investments, corporate equities and government securities. Schoen's pension plan, which is funded by a note receivable from Schoen, is not included in the following data subsequent to June 30, 1995, the date on which the Company sold one-half of its 75% ownership interest.

   Net pension expense includes the following components:

                                                 1996         1995        1994
                                                 ----         ----        ----
                                                     (Thousands of dollars)

  Service cost                                   $218         $117        $161
  Interest cost                                   234          331         478
  Actual return on plan assets                   (411)        (359)       (336)
  Net amortization and deferral                   140          178          92
                                                 ----         ----        ----

    Net pension expense                          $181         $267        $395
                                                 ====         ====        ====


    Major assumptions used to determine pension obligations:

  Discount rates for obligations                7-8.5%       7-8.5%      7-8.5%
  Discount rates for expenses                   7-8.5%       7-8.5%      7-8.5%
  Expected long-term rates of return            8-8.5%       7-8.5%      7-8.5%
  Assumed rates of compensation increases         0-5%           5%        2-5%

   U.S. plans have been valued using discount rates ranging from 7.0% to 7.5%. Foreign plans have been valued using discount rates ranging from 7.0 to 8.5% which approximate rates for obligations of similar duration in those countries to which the plans apply.


The funded status of all plans at December 31 follows:

                                                                1996                            1995
                                                                ----                            ----
                                                        Assets       Accumulated       Assets        Accumulated
                                                        Exceed         Benefit         Exceed          Benefit
                                                     Accumulated     Obligations     Accumulated     Obligations
                                                       Benefit          Exceed         Benefit          Exceed
                                                     Obligations        Assets       Obligations        Assets
                                                     -----------     -----------     -----------     -----------
                                                                        (Thousands of dollars)

  Vested benefits                                      $(2,120)         $(989)        $(1,834)         $(374)
  Nonvested benefits                                      (133)           (16)           (180)            (-)
                                                       -------          -----         -------          -----
  Accumulated benefit obligation                        (2,253)        (1,005)         (2,014)          (374)

  Effect of future compensation increases                   18            (36)             -              -
                                                       -------         ------         -------          -----
  Projected benefit obligation                          (2,235)        (1,041)         (2,014)          (374)

  Plan assets at fair value                              2,816            814           2,659            307
                                                       -------         ------         -------          -----
  Projected benefit obligation less
    than (in excess of) plan assets                        581           (227)            645            (67)
  Unrecognized net loss                                     13            476              14             93
  Unrecognized net transition obligation (asset)          (481)            76            (528)            89
  Unrecognized prior service cost                           82             -               89             -
  Additional minimum liability                              -            (544)             -            (182)
                                                       -------         ------         -------          ------
  Prepaid (accrued) pension cost                       $   195         $ (219)        $   220          $ (67)
                                                       =======         ======         =======          ======



   In addition to the plans described above, in 1993 the Company's Board of Directors approved a retirement compensation program for certain officers and employees of the Company and a retirement compensation arrangement for the Company's then Chairman and Chief Executive Officer. The Board approved a total of $3,500,000 to fund such plans. This amount represents the best estimate of the obligation which vested immediately upon Board approval and is to be paid for services rendered to date.


Postretirement Benefits Other than Pensions
-------------------------------------------

   The Company provides certain health care and life insurance benefits for some of its retired employees.

   The accumulated postretirement benefit obligation at December 31, 1996 and 1995 is as follows:

                                                            1996         1995
                                                            ----         ----
                                                         (Thousands of dollars)

    Retirees                                               $1,571       $1,663
    Fully eligible active plan participants                   228          213
    Other active plan participants                            344          303
    Unrecognized net gain                                     596          644
    Prior service cost                                        (38)         (44)
                                                           ------       ------
                                                           $2,699       $2,779
                                                           ======       ======


   Net postretirement benefit costs for 1996, 1995 and 1994 include the following:

                                                       1996      1995     1994
                                                       ----      ----     ----
                                                       (Thousands of dollars)

    Service cost-benefits earned during the year       $ 20      $ 20     $ 27
    Interest cost on accumulated
      postretirement benefit obligation                 146       162      183
    Amortization of unrecognized gain                   (44)      (56)     (44)
                                                       ----      ----     ----
          Total cost                                   $122      $126     $166
                                                       ====      ====     ====


   The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation as of December 31, 1996 was 9% for 1996 decreasing linearly each successive year until it reaches 4.5% in 2001, after which it remains constant. A one-percentage-point increase in the assumed health care cost trend rate for each year would increase the accumulated postretirement benefit obligation as of December 31, 1996 and net postretirement health care cost by approximately 14%. The assumed discount rate used in determining the accumulated postretirement benefit obligation at December 31, 1996 and 1995 was 7.0%, compounded annually.


401(k) Plans
------------

   The Company offers its employees the opportunity to voluntarily participatein one of seven 401(k) plans administered by the Company or one of its subsidiaries. The Company makes matching and other contributions in accordance with the provisions of the plans and, under certain provisions, at the discretion of the Company. The Company made annual matching and other contributions of $474,000, $227,000 and $258,000 in 1996, 1995 and 1994,
respectively.



Note 6.     SHAREHOLDERS' EQUITY:


Share Repurchase
----------------

   In August, 1995, Katy's Board of Directors authorized the Company to repurchase up to 400,000 shares of its common stock over the subsequent twelve months in open market transactions. On January 2, 1996, Katy's Board authorized the Company to repurchase an additional 500,000 shares, bringing the total authorization to 900,000 shares. In connection therewith, Katy repurchased 509,800 and 352,200 of its common shares during the years ended December 31, 1996 and 1995, at a total cost of $6,367,000 and $3,341,000, respectively.


Stockholder Rights Plan
-----------------------

   In January, 1995, the Board of Directors adopted a Stockholder Rights
Plan and distributed one right for each outstanding share of the Company's common stock. Each right entitles the shareholder to acquire one share of the Company's common stock at an exercise price of $35, subject to adjustment. The rights are not and will not become exercisable unless certain change of control events occur. None of the rights are exercisable as of December 31, 1996.


Special Cash Dividend
---------------------

   On June 29, 1994, the Company's Board of Directors declared a special cash dividend payable August 19, 1994 to shareholders of record on July 22, 1994. The dividend amounted to $126,243,000.



1994 Key Employee and Director Stock Purchase Plan
--------------------------------------------------

   In 1994, the Board of Directors approved the Stock Purchase Plan for Key Employees and Directors. Under the Plan, shares of the Company's common stock, held in the treasury, were reserved for issuance at a purchase price equal to 65% (50% in certain cases) of the market value of the shares as determined based upon the offering period established by the Compensation Committee of the Company's Board of Directors. During 1996, 24,000 shares were issued at prices ranging from $6.17 to $8.02 per share. As of December 31, 1996, 83,000 shares have been issued at prices ranging from $6.17 to $8.02 per share. The issuance of these shares, in 1996 and 1994, for total notes receivable of $141,000 and $382,000, respectively, was a noncash financing transaction.

   Proceeds from the sale of these shares consisted of cash or notes receivable due on demand but no later than sixty months from date of purchase with an interest rate equal to the Federal Short-Term Funds Rate. The Company is holding the shares as collateral for all notes receivable. Further, these shares cannot be sold until twenty-four months from the date of purchase provided the notes have been repaid. Notes receivable from plan participants are included in the Consolidated Balance Sheets under the caption "Foreign currency translation and other adjustments". The excess of the cost of the treasury shares over the market value of the shares at the date of purchase of $43,000 and $442,000 was charged to retained earnings in 1996 and 1994, respectively. The excess of the market value of the shares over the purchase price of $113,000 and $194,000 was charged to compensation expense in 1996 and 1994, respectively.


Stock Option Plans
------------------

   During 1995, the Company established stock option plans providing for the grant of options to purchase common shares to outside directors, executives and certain key employees. The Compensation Committee of the Board of Directors administers the plans and approves stock option grants. Stock options granted under the plans are exercisable at a price equal to the market value of the stock at the date of grant. The options, in the case of non employee directors are immediately exercisable, and in the case of executives and key employees, become exercisable from one to four years from the date of grant and generally expire 10 years from the date of grant. The following table summarizes option activity under the plans:



                                                                                      Weighted
                                                                                      Average         Weighted
                                                                                     Remaining        Average
                                                                                    Contractual       Exercise
                                                  Options       Exercise Price          Life           Price
                                                  -------       --------------      -----------       --------
Outstanding at December 31, 1994                       -

Granted                                           197,000         $8.50 - 9.25                          $8.96
Canceled                                               -
                                                  -------

Outstanding at December 31, 1995                  197,000         $8.50 - 9.25        9.8 years         $8.96

Granted                                           304,750       $12.69 - 13.57                         $13.21
Canceled                                          (12,000)        $8.50 - 9.25                          $9.00
                                                  -------

Outstanding at December 31, 1996                  489,750        $8.50 - 13.57        9.5 years        $11.60
                                                  =======

Exercisable at December 31, 1996                   77,000                                               $9.94
                                                  =======
Available for grant at December 31, 1996          210,250
                                                  =======





   The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations in accounting for its stock option plans. Accordingly, no compensation cost has been recognized. Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") was issued and, if fully adopted by the Company, would change the method for recognition of cost. Under SFAS No. 123, cost is based upon the fair value of each option at the date of grant using an option-pricing model that takes into account as of the grant date the exercise price and expected life of the option, the current price of the underlying stock and its expected volatility, expected dividends on the stock and the risk-free interest for the expected term of the option. Had compensation cost been determined based on the fair value method of SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below. The weighted average fair values of options granted in 1996 and 1995 were $13.21 and $8.96, respectively.

   The fair value of each option grant is estimated on the date of grant using the binomial option-pricing model with the following assumptions used for grants on June 8, 1995, December 29, 1995, May 20, 1996, July 30, 1996 and December 9, 1996, respectively: dividend yield of 2.35% for all grants; expected volatility of 18.9%, 22.1%, 21.8%, 17.8%, and 27.2%, risk-free interest rates of 6.32%, 6.38%, 6.41%, 6.43%, and 6.44%; and expected lives of 5 years for all grants.

                                               1996             1995
                                               ----             ----
                                       (In thousands, except per share amounts)

Net income as reported                        $13,716          $28,571
                                              =======          =======
Net income - pro forma                        $13,628          $28,559
                                              =======          =======

Earnings per share as reported                  $1.64            $3.18
                                              =======          =======
Earnings per share - pro forma                  $1.63            $3.18
                                              =======          =======

   The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts and additional awards are anticipated in future years.



Foreign Currency Translation and Other Adjustments
--------------------------------------------------

   The components of the foreign currency translation and other adjustments section of shareholders' equity are as follows:

    December 31,                                        1996             1995
                                                        ----             ----
                                                         (Thousands of dollars)

    Foreign currency translation adjustments          $(1,287)         $(1,290)
    Notes receivable from key employees and
      directors under the Stock Purchase Plan            (491)            (350)
                                                      -------          -------
                                                      $(1,778)         $(1,640)
                                                      =======          =======


Note 7.     WASTE-TO-ENERGY FACILITY:

   A Katy limited partnership has a contract to operate a waste-to-energy facility in Savannah, Georgia through the year 2007. This facility is owned by a limited partnership, all the partners of which are the Company's subsidiaries. The limited partnership is under contract with the Resource Recovery Development Authority of the City of Savannah (the City) to receive and dispose of the City of Savannah's solid waste through 2007. The contract provides for minimum levels of the limited partnership's disposal fee income to be used to retire the $50,700,000 of industrial revenue bonds issued by an Authority of the City to finance construction of the plant. Under certain circumstances, the Company is contingently liable to the extent of its investment in the limited partnership.

   In substance, the City desired a solid waste disposal and resource recovery facility, issued bonds to finance construction of the facility, and contracted the Company (inclusive of its subsidiaries and their partnership interests) to construct, operate and maintain the facility. In return for its services, it was intended that the Company would receive a reasonable profit and the facility upon the termination of the various agreements. The Company is obligated to perform under the various agreements. The Company is therefore merely the operator of the facility and has not recorded the cost of the facility or the obligations related to its construction in its Consolidated Financial Statements since a right of offset exists.

   Under terms of the contract, the Company has made contributions to the trust fund totaling $9,200,000. In consideration for these contributions, the waste-to-energy facility will revert to the Company, subject to collateral agreements under the bond indentures, when the service agreement expires.
The Company is not required to make any additional payments to the trust fund. The Company's subsidiary has made capital expenditures to improve the operating facility, and these expenditures have been accounted for as deferred expenses and are being amortized through 2007, the period during which the Company expects to realize the economic benefits associated with such expenditures. At December 31, 1996 and 1995, expenditures of $1,858,000 and $2,160,000, net of accumulated amortization of $5,841,000 and $5,539,000, respectively, and the contributions to the trust fund are included in "Investment in waste-to-energy facility" in the Consolidated Balance Sheets.


Note 8.     INCOME TAXES:

   The domestic and foreign components of income (loss) before income taxes, exclusive of equity in income of unconsolidated subsidiaries, are:

                                                 1996        1995       1994
                                                 ----        ----       ----
                                                    (Thousands of dollars)

    Domestic                                   $22,830     $17,221    $(10,115)
    Foreign                                       (351)        912      (5,946)
                                               -------     -------    --------
        Total worldwide                        $22,479     $18,133    $(16,061)
                                               =======     =======    ========



   The components of the net provision (benefit) for income taxes are:

                                                      1996        1995       1994
                                                      ----        ----       ----
                                                         (Thousands of dollars)
    Current:
      Federal                                       $1,500      $3,413     $  197
      State                                            215        (512)       428
      Foreign                                         (136)         25        450
                                                    ------      ------     ------
        Total                                        1,579       2,926      1,075
                                                    ------      ------     ------
    Deferred:
      Federal                                        6,288         980     (2,948)
      State                                            167      (1,915)     1,100
      Foreign                                         (216)        116       (334)
                                                     -----       -----      -----
        Total                                        6,239        (819)    (2,182)
                                                     -----       -----      -----
    Net provision (benefit) for income taxes        $7,818      $2,107    $(1,107)
                                                    ======      ======    =======





   The total income tax provision differed from the amount computed by applying the statutory federal income tax rate to pretax income from continuing operations. The computed amount and the differences for the years ended December 31, 1996, 1995 and 1994 were as follows:


                                                                                     1996           1995          1994
                                                                                     ----           ----          ----
                                                                                          (Thousands of dollars)
    Provision (benefit) for income taxes at statutory rate                         $7,868         $6,352       $(5,621)
    State income taxes, net of federal benefit                                        464          1,080           993
    Foreign tax rate differential                                                     (14)           (14)          549
    Foreign losses for which no tax benefit is available                               -              -          2,311
    Tax benefit from Schoen sale - Note 2                                              -          (3,000)           -
    Benefit of net operating loss carryforwards                                       (22)           (49)         (336)
    Benefit of tax credit carryforwards                                                -              -         (2,450)
    Other, net                                                                        (97)          (598)          631
                                                                                    -----          -----         -----
      Provision (benefit) for income taxes from consolidated operations             8,199          3,771        (3,923)
    Undistributed earnings (loss) of equity investees                                (381)        (1,664)        2,816
                                                                                    -----          -----         -----
         Net provision (benefit) for income taxes                                  $7,818         $2,107       $(1,107)
                                                                                   ======         ======       =======





   The tax effects of significant items comprising the Company's net deferred tax liability as of December 31, 1996 and 1995 are as follows:


                                                                                  1996          1995
                                                                                  ----          ----
                                                                                (Thousands of dollars)
    Deferred tax liabilities:
     Difference between book and tax basis of property                          $    95       $ 1,954
     Waste-to-energy facility                                                    17,668        17,303
     Undistributed earnings of equity investees                                  10,570         7,695
     Unrealized holding gain - marketable securities - available for sale            -          3,282
                                                                                 ------        ------
                                                                                 28,333        30,234
                                                                                 ------        ------

    Deferred tax assets:
     Allowance for doubtful receivables                                           1,824         1,673
     Inventory costs                                                              2,402         1,871
     Accrued expenses and other items                                            11,962        10,131
     Operating loss carryforwards - domestic                                      3,233         3,234
     Operating loss carryforwards - foreign                                         160            -
     Tax credit carryforwards                                                       122         2,390
                                                                                 ------        ------
                                                                                 19,703        19,299
     Less valuation allowance                                                      (900)       (1,493)
                                                                                 ------        ------
                                                                                 18,803        17,806
                                                                                 ------        ------
        Net deferred tax liability                                              $ 9,530       $12,428
                                                                                =======       =======


   The valuation allowance primarily relates to domestic net operating loss carryforwards and foreign tax credit carryforwards that may not be realized due to uncertainties as to certain subsidiaries realization of future income and to past losses from foreign operations. The valuation allowance decreased $593,000 during the year ended December 31, 1996, primarily due to the reduction in allowable foreign tax credits. The domestic net operating loss carryforwards primarily relate to the waste-to-energy facility and the business that operates cold storage facilities and can only be used to offset income from those operations. Domestic net operating loss carryforwards have expiration dates ranging from 1997 to 2007.

   At December 31, 1996, foreign tax credit carryforwards of $46,000 (with an expiration date in 1998) and alternative minimum tax carryforwards of $76,000 (with no expiration date) are available.



Note 9.  LEASE OBLIGATIONS:

   The Company has entered into noncancelable leases for manufacturing and data processing equipment and real property with lease terms of up to five years. The Company is generally obligated for the cost of property taxes, insurance and maintenance. Future minimum lease payments as of December 31, 1996 are as follows:

                                              (Thousands of dollars)

   1997..................................            $  3,296
   1998..................................               2,800
   1999..................................               2,028
   2000..................................                 823
   2001..................................                 765
   Later years........................                  3,866
                                                     --------

     Total minimum payments...............            $13,578
                                                     ========


   Rental expense for 1996, 1995 and 1994 for operating leases was $1,456,000, $1,458,000 and $1,567,000, respectively.



Note 10.     INDUSTRY SEGMENTS AND GEOGRAPHIC INFORMATION:

   The Company is a manufacturer and distributor of a variety of industrial and consumer products, including sanitary maintenance supplies, coated abrasives, stains, electronic components, nonpowered hand tools, specialty metal products, testing and measuring instruments, recording devices for the transportation industry, machinery for the cookie sandwich, food processing and woodworking industries, and also operates cold storage facilities and a waste-to-energy facility. Principal markets are in the United States and Canada, and include the sanitary maintenance, restaurant supply, retail, food processing, millwork, transportation, electronic, automotive, and computer markets. The diversity of the Company's products and markets ensure that there is not a material impact on the Company in total from one product or one marketplace. These activities are grouped into three industry segments: Distribution and Service, Industrial and Consumer Manufacturing and Machinery Manufacturing. There were no material sales to any single customer, and the Company is not reliant upon any one significant vendor or material.

   Segment information for the years ended December 31, 1996, 1995 and 1994 is presented under "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Part II, Item 7.

   Export sales of products, primarily to Central and South America, Western Europe, the Middle East and the Far East, were $19,558,000, $18,870,000, and $15,062,000 in 1996, 1995 and 1994, respectively.

   The Company operates businesses both in the United States and foreign countries. The operations for 1996, 1995 and 1994 of businesses within major geographic areas are summarized as follows:

                                     United    Western
                                     States     Europe    Other    Consolidated
                                     ------     ------    -----    ------------
                                                  (Thousands of dollars)
1996:

Sales to unaffiliated customers     $164,074   $ 5,137    $19,307    $188,518
                                    ========   =======    =======    ========

Operating income                    $ 14,514   $   497    $ 1,308    $ 16,319
                                    ========   =======    =======    ========

Identifiable assets                 $178,268   $    -     $16,248    $194,516
                                    ========   =======    =======    ========

1995:

Sales to unaffiliated customers     $149,967   $11,072    $10,230    $171,269
                                    ========   =======    =======    ========

Operating income (loss)             $ 13,921   $(2,913)   $   201    $ 11,209
                                    ========   =======    =======    ========

Identifiable assets                 $121,481   $    -     $15,478    $136,959
                                    ========   =======    =======    ========

1994:

Sales to unaffiliated customers     $128,739   $23,453    $ 7,389    $159,581
                                    ========   =======    =======    ========

Operating income (loss)             $  8,511   $(2,505)   $  (399)   $  5,607
                                    ========   =======    =======    ========

Identifiable assets                 $ 92,625   $18,168    $ 4,145    $114,938
                                    ========   =======    =======    ========




   Net sales for each geographic area include sales of products produced in that area and sold to unaffiliated customers, as reported in the Statements of Consolidated Operations.



Note 11.     CONTINGENT LIABILITIES

   In December, 1996, Banco del Atlantico, a bank located in Mexico, filed a lawsuit against Woods Industries, Inc., a subsidiary of the Company, and against certain past and present officers and directors and former owners of Woods Industries, Inc. alleging that the defendants participated in a violation of the Racketeer Influenced and Corrupt Organizations Act involving allegedly fraudulently obtained loans from Mexican banks, including the plaintiff, and "money laundering" of the proceeds of the illegal enterprise. The plaintiff also alleges that it made loans to an entity controlled by officers and directors based upon fraudulent representations. The plaintiff seeks to hold Woods Industries, Inc. liable for its alleged damage under principles of respondeat superior and successor liability. The plaintiff is claiming damages in excess of $24,000,000 and is requesting treble damages under the statutes. Katy may have recourse against the former owners of Woods under the purchase agreement; however, as the litigation is in preliminary stages, it is impossible at this time for the Company to determine the limit of such recourse. As the litigation is in preliminary stages, it is impossible at this time for the Company to determine an outcome or reasonably estimate the range of potential exposure.

   Katy also has a number of product liability and workers' compensation claims pending against it and its subsidiaries. Many of these claims are proceeding through the litigation process and the final outcome will not be known until a settlement is reached with the claimant or the case is adjudicated. It can take up to 10 years from the date of the injury to reach a final outcome for such claims. With respect to the product liability and workers' compensation claims, Katy has provided for its share of expected losses beyond the applicable insurance coverage, including those incurred but not reported, which are developed using actuarial techniques. Such accruals are developed using currently available claim information, and represent management's best estimates. The ultimate cost of any individual claim can vary based upon, among other factors, the nature of the injury, the duration of the disability period, the length of the claim period, the jurisdiction of the claim and the nature of the final outcome.

   The Company and certain of its current and former direct and indirect corporate predecessors, subsidiaries and divisions have been identified by the U.S. Environmental Protection Agency and certain state environmental agencies and private parties as potentially responsible parties ("PRPs") at a number of hazardous waste disposal sites under the Comprehensive Environmental Response, Compensation and Liability Act ("Superfund") and equivalent state laws and, as such, may be liable for the cost of cleanup and other remedial activities at these sites. Responsibility for cleanup and other remedial activities at a Superfund site is typically shared among PRPs based on an allocation formula. The means of determining allocation among PRPs is generally set forth in a written agreement entered into by the PRPs at a particular site. An allocation share assigned to a PRP is often based on the PRP's volumetric contribution of waste to a site. Under the federal Superfund statue, parties are held to be jointly and severally liable, thus subjecting them to potential individual liability for the entire cost of cleanup at the site. The Company is also involved in remedial response and voluntary environmental cleanup at a number of other sites which are not currently the subject of any legal proceedings under Superfund, including certain of its current and formerly owned manufacturing facilities. Based on its estimate of allocation of liability among PRPs, the probability that other PRPs, many of whom are large, solvent, public companies, will fully pay the costs apportioned to them, currently available information concerning the scope of contamination, estimated remediation costs, estimated legal fees and other factors, the Company has recorded and accrued for indicated environmental liabilities in the aggregate amount of approximately $5,266,000 at December 31, 1996.
The ultimate cost will depend on a number of factors and the amount currently accrued represents management's best current estimate of the total cost to be incurred. The Company expects this amount to be substantially paid over the next one to four years.

   The most significant environmental matters in which the Company is currently involved are as follows:

   1. The United States had alleged violations of the Resource Conservation and Recovery Act ("RCRA") based upon the alleged status of sludge drying beds of W.J. Smith Wood Preserving Company, a Company subsidiary ("W.J. Smith"), as a hazardous waste management unit. Since 1990, the Company has spent in excess of $4,800,000 in undertaking cleanup and compliance activities in connection with this matter and has established reserves for future remediation activities. An Administrative Order on Consent was entered effective December 29, 1995, with estimated additional remediation costs of $1,200,000.

   2. During 1995, the Company reached agreement with the Oregon Department of Environmental Quality ("ODEQ") as to a clean up plan for PCB contamination at the Medford, Oregon facility of the former Standard Transformer division of American Gage. The plan called for the Company to provide a trust fund of $1,300,000 to fund clean up costs at the site. These funds were expended in 1995. The plan also called for the present occupants of the site, Balteau Standard, Inc. to provide the next $450,000 of cost, with any additional costs to be shared equally between the two parties. The Company believes the clean up plan has been successful and has requested that the ODEQ inspect the property and approve the remediation work to release the Company from any future liability.

   3. In September of 1993, Katy received a letter from counsel to Allard Industries, Inc. ("Allard") requesting that Katy and its subsidiaries, American Gage and JEI Liquidating, Inc., indemnify Allard for any liability incurred by it in connection with a case captioned Town of Londonderry v. Exxon Corporation, et al., Case No. C-93-95-L (United States District Court, District of New Hampshire). Such request stems from certain agreements among Katy, Allard and other parties. The case at issue concerns the disposal and treatment of hazardous wastes and substances at a landfill site in Londonderry, New Hampshire (the "Londonderry Site"), states claims under CERCLA and state law, and seeks, inter alia recovery of response costs with respect to the Londonderry Site, declaratory judgment with respect to the defendants' liability for future response costs and unspecified monetary damages. Katy has agreed to defend and indemnify Allard in this matter. The parties in the lawsuit agreed to mediate the case. The mediation resulted in a settlement in principle between the parties which will be memorialized in a Consent Decree. Under the expected Consent Decree, Allard/Katy and several other parties will cash out and perform no future work at the site. In exchange, Allard and Katy will receive a release and contribution protection. Allard/Katy's payment under the Consent Decree is expected to be approximately $287,000. Payment will likely be due in 1997. In response to Allard/Katy's demands for contribution, Honeywell, a former owner/operator of the Manchester facility, has agreed in principle to pay $40,000 of the Allard/Katy's settlement under the Consent Decree.

   Although management believes that these actions individually and in the aggregate are not likely to have a material adverse effect on the Company, further costs could be significant and will be recorded as a charge to operations when such costs become probable and reasonably estimable.


Note 12.     UNUSUAL ITEMS:

   During 1996, 1995 and 1994, various charges and credits, as follows, were recorded in the Company's Statements of Consolidated Operations:

1996
----

   During 1996, the Company sold its remaining investment in Union Pacific common stock and Union Pacific Resources common stock for total proceeds of $18,681,000 resulting in a pre-tax gain of $10,612,000.


1995
----

   During the second quarter of 1995, the Company sold one-half of its 75% interest in Schoen & Cie, AG. With the reduction in its ownership interest, the Company began reporting its continuing investment in Schoen using the equity method of accounting. In connection with the sale, the Company recorded a gain of $4,920,000 reflecting the reversal of previously recorded losses of Schoen and a deferred tax asset of $3,000,000.

   During the third quarter of 1995, the Company sold a portion of its holdings of Union Pacific Corporation common stock for proceeds of $15,550,000, resulting in a pre-tax gain of $7,675,000.

   During 1995, the Company received settlements from various insurance companies in the amount of $2,846,000 in settlement of claims associated with environmental issues.

   In the fourth quarter of 1995, the Company sold its wholly owned subsidiary, WSC Liquidating Co., whose sole asset consisted of common shares of Syratech Corporation. Katy also sold additional shares which were held directly by Katy. The net proceeds from these transactions were approximately $50,800,000 and resulted in an after tax gain of $7,500,000, comprised of a gain of $793,000 and the reversal of $6,707,000 of deferred taxes previously provided on Katy's share of Syratech's income, which has been determined to not be required as a result of these transactions.


1994
----

   The Company has a 15% interest in a joint venture which holds exclusive exploratory and production rights in a specified on-shore area of Indonesia under a production sharing contract with Pertamina, the Indonesian government oil and gas enterprise. A 60% interest is held by a major American oil company, and 25% is held by a Japanese concern. In April, 1994, management of the Company met with the Company's oil exploration joint venture partners and, based on current facts and circumstances, the Company and its partners decided not to commit further funds to the oil exploration project. Accordingly, the Company wrote off its ($6,580,000) investment in the oil exploration joint venture in March, 1994.

   During the second quarter of 1994, the Supreme Court of the United States of America ruled that the ash generated by waste-to-energy facilities, like the Company's subsidiary in Savannah, Georgia, is hazardous waste. This ruling has resulted in higher operating costs for waste-to-energy facilities. Based upon this ruling and developments within the waste-to-energy industry in recent years, management concluded that further commercialization of the Seghers technology, which it owns, is unlikely and that the value of the technology was significantly impaired. Accordingly, the Company wrote down its investment ($2,708,000) in this technology to zero.

   During the second quarter of 1994, management decided that for consolidated financial reporting purposes, a consistent methodology for estimating inventory valuation reserves should be applied for all subsidiaries, regardless of their unique business or foreign financial reporting requirements. As a result consolidated inventory valuation reserves increased for excess and potentially unsaleable inventories due to price erosion, low sales in recent years and current low sales order backlogs for certain industrial companies, primarily foreign operations. An aggregate charge to cost of goods sold of $5,072,000 was recorded for these items.

   During the second quarter of 1994, management decided to cease production and rebuild of presses at its Walsh Press operation, resulting in a $600,000 charge and also incurred a charge of $650,000 for moving its corporate office to Englewood, Colorado, including severance compensation for those employees not relocating. Such charges were included in "Other, net" in the Consolidated Statements of Operations.

   In the fourth quarter of 1994, the Company incurred charges of $1,250,000 relating to additional provisions for costs associated with environmental remediation at certain sites where the Company used to conduct operations. This charge is included in other expense rather than discontinued operations, as the sale or shutdown of those operations in prior years was not classified as discontinued. Additionally, a charge of $900,000 was included in cost of sales to reflect adjustments to casualty insurance and product warranty claim liabilities to reflect information received in the fourth quarter related to certain claims.

   The Company's German subsidiary, Schoen & Cie, AG, recorded a charge, during 1994, of $1,000,000 for further severance costs, which was offset by a partial recovery of trade receivables, owed by customers in the former Soviet Union, which had been written off in prior years, of approximately $1,710,000.



Note 13:     QUARTERLY RESULTS OF OPERATIONS (UNAUDITED):

   Quarterly results of operations have been affected by unusual or infrequently occurring items as discussed in Notes 3 and 12.


1996                              1st Qtr      2nd Qtr      3rd Qtr     4th Qtr
----                              -------      -------      -------     -------
                               (Thousands of dollars, except per share amounts)


Net sales                         $42,465      $44,857      $46,068     $55,128
                                  =======      =======      =======     =======

Gross profit                      $13,914      $14,585      $13,984     $15,872
                                  =======      =======      =======     =======

Net income                        $ 4,429      $ 2,299      $ 1,635     $ 5,353
                                  =======      =======      =======     =======

Earnings per share                $  0.52      $  0.28      $  0.20     $  0.65
                                  =======      =======      =======     =======


1995                              1st Qtr      2nd Qtr      3rd Qtr     4th Qtr
----                              -------      -------      -------     -------

                                (Thousands of dollars except per share amounts)


Net sales                         $38,358      $49,609      $42,336     $40,966
                                  =======      =======      =======     =======

Gross profit                      $10,984      $14,391      $13,789     $11,668
                                  =======      =======      =======     =======

Net income (loss)                 $  (737)     $ 8,355      $10,689     $10,264
                                  =======      =======      =======     =======

Earnings (loss) per share         $  (.08)     $   .92      $  1.18     $  1.16
                                  =======      =======      =======     =======







Item 9.  CHANGES IN AND DISAGREEMENTS WITH INDEPENDENT AUDITORS ON ACCOUNTING
-----------------------------------------------------------------------------
         AND FINANCIAL DISCLOSURE
         ------------------------


   Not applicable.


                               Part III.
                               ---------


Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

   Information regarding the directors of Katy is incorporated herein by reference to the information set forth under the section entitled "Election of Directors" in the 1997 Proxy Statement.

   Information regarding executive officers of the Company is incorporated herein by reference to the information set forth under the section "Information Concerning Directors and Executive Officers" in the 1997 Proxy Statement.



Item 11.  EXECUTIVE COMPENSATION
--------------------------------

   Information regarding compensation of executive officers is incorporated by reference to the materials under the caption "Executive Compensation" in the 1997 Proxy Statement.


Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

   Information regarding beneficial ownership of stock by certain beneficial owners and by management of Katy is incorporated herein by reference to the information set forth under the section "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" in the 1997 Proxy Statement.


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

   Information regarding certain relationships and related transactions with management is incorporated herein by reference to the information set forth under the section "Certain Relationships and Related Transactions" in the 1997 Proxy Statement.



                                Part IV.
                                --------

Item 14.  FINANCIAL STATEMENTS, SCHEDULES, EXHIBITS AND REPORTS ON FORM 8-K
---------------------------------------------------------------------------

(a)   1.  Financial Statement Schedules
      ---------------------------------

      The Financial statement schedules filed with this report are listed on the "Index to Financial Statement Schedules."

      2.  Exhibits
      ------------

      The exhibits filed with this report are listed on the "Exhibit Index."

(b)   Reports on Form 8-K
      -------------------

      On December 17, 1996, the Company filed a current report on Form 8-K providing information in response to Item 2 to Form 8-K with respect to the acquisition of Woods' Industries, Inc.


      On February 17, 1997, the Company filed a current report on Form 8-K/A providing information in response to Item 7 to Form 8-K with respect to financial statements of Woods Industries, Inc. and pro forma financial statements related to the acquisition of Woods Industries, Inc. by the Company.





                                SIGNATURES

   Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 25, 1997                            KATY INDUSTRIES, INC.
                                                       Registrant


                                              /s/ John R. Prann, Jr.
                                                  ------------------
                               President, Chief Executive and Operating Officer


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

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of this 25th day of March, 1997.

Signature                          Title
---------                          -----

/S/ Philip E. Johnson              Chairman of the Board and Director
---------------------
Philip E. Johnson


/S/ John R. Prann, Jr.             President, Chief Executive Officer,
----------------------             Chief Operating Officer and Director
John R. Prann, Jr.                 (Principal Executive Officer)


/S/ Stephen P. Nicholson           Vice President, Finance and Chief Financial
------------------------           Officer (Principal Financial and Accounting
Stephen P. Nicholson               Officer)


/S/ Glenn W. Turcotte              Executive Vice President and Director
---------------------
Glenn W. Turcotte


/S/ William F. Andrews             Director
----------------------
William F. Andrews


/S/ Amelia M. Carroll              Director
---------------------
Amelia M. Carroll


/S/ Daniel B. Carroll              Director
---------------------
Daniel B. Carroll


/S/ Wallace E. Carroll, Jr.        Director
---------------------------
Wallace E. Carroll, Jr.


/S/ Arthur R. Miller               Director
--------------------
Arthur R. Miller


/S/ William H. Murphy              Director
---------------------
William H. Murphy


/S/ Lutz Raettig                   Director
----------------
Lutz Raettig


/S/ Charles W. Sahlman             Director
----------------------
Charles W. Sahlman


/S/ Jacob Saliba                   Director
----------------
Jacob Saliba




INDEX TO FINANCIAL STATEMENT SCHEDULES

                                                                      Page
                                                                      ----

Independent Auditors' Report                                           40
Schedule II - Valuation and Qualifying Accounts                        41


   All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the Consolidated Financial Statements of Katy or the Notes thereto.



                      INDEPENDENT AUDITORS' REPORT

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
KATY INDUSTRIES, INC.

   We have audited the consolidated financial statements of Katy Industries, Inc.and subsidiaries (the "Company") as of December 31, 1996 and 1995, and for each of the three years in the period ended December 31, 1996, and have issued our report thereon dated January 28, 1997; such report is included elsewhere in this Form 10-K. Our audits also included the financial statement schedule of Katy Industries, Inc., listed in Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE LLP




Denver, Colorado
January 28, 1997



                  KATY INDUSTRIES, INC. AND SUBSIDIARIES
             SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
               YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                          (Thousands of dollars)

                                        Balance at     Additions     Recoveries                       Balance
                                         Beginning    Charged to    Credited to         Other          at End
Description                               of Year       Expense       Expense        Adjustments      of Year
-----------                             ----------    ----------    -----------      -----------      -------
Reserves deducted from
 assets to which they apply:

Year ended December 31, 1996:

Reserve for doubtful accounts:
  Trade receivables                        $886          $455          $(174)          $42  [a]        $1,181
                                                                                       (28) [b]
  Current notes and other
   accounts receivable                      966           146           (667)            -                445

  Long-term notes receivable              2,500            -              -              -              2,500
                                          -----          ----          -----           ----            ------

                                         $4,352          $601          $(841)          $14             $4,126
                                         ======          ====          =====           ====            ======

Year ended December 31, 1995:

Reserve for doubtful accounts:
  Trade receivables                      $3,183          $257          $(105)          $12  [a]          $886
                                                                                    (2,461) [c]
  Current notes and other
   accounts receivable                      854           422            (54)         (256) [b]           966
  Long-term notes receivable              2,500            -              -             -               2,500
                                         ------          ----          -----         ------             -----

                                         $6,537          $679          $(159)      $(2,705)            $4,352
                                         ======          ====          =====       =======             ======

Year ended December 31, 1994:

Reserve for doubtful accounts:
  Trade receivables                      $7,795         $ 548        $(1,725)      $(4,515) [a]        $3,183
                                                                                       900  [d]
  Current notes and other
   accounts receivable                       10           708            (97)          (67) [b]           854
                                                                                       300  [e]

  Long-term notes receivable              1,700            -            (447)        1,547  [f]
                                                                                      (300) [e]         2,500
                                          -----          ----         ------         -----              -----

                                         $9,685        $1,256        $(2,269)      $(2,135)            $6,537
                                         ======        ======        =======       =======             ======



[a] Adjustment due to acquisition of subsidiary.
[b] Doubtful accounts written-off against the reserve.
[c] Adjustment due to deconsolidation of subsidiary.
[d] Adjustment due to fluctuation of foreign exchange rates.
[e] Reclassification from long-term to current notes receivable.
[f] Reclassification from other balance sheet accounts.




                          KATY INDUSTRIES, INC.
                            INDEX OF EXHIBITS
                            DECEMBER 31, 1996

Exhibit
Number    Exhibit Title                                                    Page
-----     -------------                                                    ----

 3.1      Certificate of Incorporation (incorporated by reference to         *
          Katy's Form 10-K for year ended December 31, 1987, filed
          March 29, 1988)

 3.2      By-Laws (incorporated by reference to Katy's Form 8-K filed        *
          February 15, 1996)

 4.1      Rights Agreement dated as of January 13, 1995 between Katy and     *
          Harris Trust and Savings Bank as Rights Agent (incorporated by reference to Katy's Form 8-K filed January 24, 1995)

 4.1a     Amendment dated as of October 31, 1996 to the Rights Agreement     *
          dated as of January 13, 1995 between Katy and Harris Trust and Savings Bank as Rights Agent (incorporated by reference to
          Katy's Form 8-K filed November 8, 1996)

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

 10.4     Katy Industries, Inc. Supplemental Retirement and Deferral         *
          Plan effective as of June 1, 1995

 10.5     Katy Industries, Inc. Directors' Deferred Compensation Plan        *
          effective as of June 1, 1995.

 10.6     Katy Industries, Inc. Form of Compensation and Benefits            *
          Assurance Agreement (covering Tier I employees: John R.
          Prann, Jr., Glenn W. Turcotte and Robert Baratta).

 10.7     Katy Industries, Inc. Form of Compensation and Benefits            *
          Assurance Agreement (covering Tier II employees: Michael
          G. Gordono).

 21       Subsidiaries of registrant                                         43

 23       Independent Auditors' Consent                                      40

 27       Financial Data Schedule

* Indicates incorporated by reference.




                                Exhibit 21
                                ----------

                        SUBSIDIARIES OF REGISTRANT


   The following list sets forth subsidiaries of Katy Industries, Inc. as of March 25, 1997, with successive indentation indicating parent/subsidiary relationships of such subsidiaries. The percentage (unless 100%) of outstanding equity securities owned by the immediate parent and the state of jurisdiction or incorporation of each such subsidiary is stated in parentheses. Omitted subsidiaries do not, in the aggregate, constitute a "significant subsidiary".

American Gage & Machine Company (Illinois)
Bach Simpson, Inc. (Delaware)
Bach-Simpson, Ltd. (Ontario, Canada)
Bee Gee Holding Company, Inc. (Florida) (39%)
Bush Universal, Inc. (New York)
     Hamilton Precision Metals, Inc. (Delaware)
       Waldom Electronics, Inc. (Delaware)
C.E.G.F.(USA), Inc. (Delaware) (95%)
Duckback Products, Inc. (Delaware)
Hallmark Holdings, Inc. (Delaware) (Formerly Elgin Watch International, Inc.)
   Diehl Machines, Inc.
   GC Thorsen, Inc.
   Glit/Gemtex, Inc.
   Glit/Gemtex, Ltd.
Katy Oil Company of Indonesia (Delaware)
     Katy-Teweh Petroleum Company (Delaware)
Katy-Seghers, Inc. (Delaware)
Peters Machinery Company (Delaware)
Woods Industries, Inc. (Delaware)
Schoen & Cie, AG (Germany) (27.6%)
     American Shoe Machinery Corporation, Inc. (Delaware)
        Societe de Fabrication Europeenne des Machines, S.A.R.L. (France) Schoen Machinery U.S.A., Inc. (Illinois)
     Schoen Engineering KFT (Hungary) (51%)
     Schoen-Kaev-Eger KFT (Hungary) (58%)
Sinecure Financial Corp. (Colorado) (11%)
The Original Italian Pasta Products Co., Inc. (Massachusetts) (21%)