Form 10-Q
period 1997-03-31
KATY INDUSTRIES INC
filed 1997-05-14
CIK 54681

United States
                  Securities and Exchange Commission
                        Washington, D.C. 20549

                              FORM 10-Q

                  Quarterly Report Under Section 13
           or 15(d) of the Securities Exchange Act of 1934


For Quarter Ended: March 31, 1997          Commission File Number 1-5558


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


                 Yes   X        No



  Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.


                Class                        Outstanding at May 14, 1997
    Common stock, $1 par value                             8,259,227




                        KATY INDUSTRIES, INC.

                              FORM 10-Q
                           MARCH 31, 1997




                                     INDEX


                                                                      Page
PART I  FINANCIAL INFORMATION
        Condensed Consolidated Balance Sheets
          March 31, 1997 and December 31, 1996                        2,3

        Statements of Condensed Consolidated Income
          Three Months Ended March 31, 1997 and 1996                    4

        Statements of Condensed Consolidated Cash Flows
          Three Months Ended March 31, 1997 and 1996                    5

        Notes to Condensed Consolidated Financial Information           6

        Management's Discussion and Analysis of Financial
          Condition and Results of Operations                           8


PART II OTHER INFORMATION
        Item 1  Legal Proceedings                                      11

        Item 6  Exhibits and Reports on Form 8-K                       11

        Signatures                                                     11

                        KATY INDUSTRIES, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS
                 MARCH 31, 1997 AND DECEMBER 31, 1996


                                                  March 31,     December 31,
                                                    1997            1996
                                                   (Thousands of dollars)
CURRENT ASSETS:

  Cash and cash equivalents                        $ 23,889     $ 27,321
  Accounts receivable, trade, net                    46,094       50,324
  Notes and other receivables, net                    4,958        2,154
  Inventories - Note 1                               72,374       68,885
  Deferred income taxes                              14,331       14,331
  Other current assets                                5,332        3,500
                                                   --------      -------
    Total current assets                            166,978      166,515
                                                   --------      -------

OTHER ASSETS:
  Investments, at equity, in
    unconsolidated affiliates                         6,159        6,382
  Investments in waste-to-energy facility            10,983       11,058
  Notes receivable, net                               1,210        1,260
  Cost in excess of net assets of
    businesses acquired, net                          6,619        6,723
  Miscellaneous                                       6,116        5,211
                                                    -------      -------
       Total other assets                            31,087       30,634
                                                    -------      -------

PROPERTIES, at cost:
  Land and improvements                               3,776        3,776
  Buildings and improvements                         32,579       32,545
  Machinery and equipment                            43,246       41,773
                                                    -------      -------
                                                     79,601       78,094
  Accumulated depreciation                          (37,057)     (35,734)
                                                    -------      -------
       Net properties                                42,544       42,360
                                                    -------      -------
                                                   $240,609     $239,509
                                                    =======      =======

See Notes to Condensed Consolidated Financial Statements.




                        KATY INDUSTRIES, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS
                 MARCH 31, 1997 AND DECEMBER 31, 1996


                                                 March  31,     December 31,
                                                    1997            1996
                                                  (Thousands of dollars)

CURRENT LIABILITIES:

  Accounts payable                                 $ 24,730     $ 20,318
  Accrued expenses                                   33,055       37,351
  Other current liabilities                           1,256        1,277
                                                    -------      -------
       Total current liabilities                     59,041       58,946


LONG-TERM DEBT, less current maturities               8,398        8,582

DEFERRED INCOME TAXES                                23,468       23,861

EXCESS OF ACQUIRED NET
  ASSETS OVER COST, Net                               8,091        8,517

OTHER LIABILITIES                                     9,879        9,557
                                                    -------      -------
       Total liabilities                            108,877      109,463
                                                    -------      -------

SHAREHOLDERS' EQUITY:
  Common stock, $1 par value, authorized
    25,000,000 shares, issued 9,822,204 shares        9,822        9,822
  Additional paid-in capital                         51,139       51,117
  Foreign currency translation
    and other adjustments                            (2,339)      (1,778)
  Retained earnings                                  94,970       93,099
  Treasury stock, at cost, 1,556,177 and
    1,582,942 shares                                (21,860)     (22,214)
                                                    -------      -------
       Total shareholders' equity                   131,732      130,046
                                                    -------      -------
                                                   $240,609     $239,509
                                                    =======      =======

See Notes to Condensed Consolidated Financial Statements.




                        KATY INDUSTRIES, INC.
             STATEMENTS OF CONDENSED CONSOLIDATED INCOME
          THREE MONTHS MONTHS ENDED MARCH 31, 1997 AND 1996


Three Months Ended March 31,                        1997                1996
                                                 (Thousands of dollars except
                                                        per share data)

Net sales                                           $76,593      $42,465

Cost of goods sold                                   57,348       28,551
                                                    -------      -------
Gross profit                                         19,245       13,914

Selling, general and administrative                  15,427       11,794
                                                    -------      -------
       Income from operations                         3,818        2,120

Interest expense                                       (313)        (307)
Interest income                                         450          701
Other, net - Note 2                                      85        4,923
                                                    -------      -------
    Income from consolidated operations
       before provision for income taxes              4,040        7,437

Provision for income taxes                            1,414        2,825
                                                    -------      -------
    Income from consolidated operations               2,626        4,612

Equity in loss of unconsolidated
  affiliates (net of tax)- Note 2:                     (136)        (183)
                                                     ------       ------
Net income                                          $ 2,490      $ 4,429
                                                     ======       ======

Earnings per share                                  $   .30      $   .52
                                                     ======       ======
Average shares outstanding                            8,302        8,600
                                                     ======       ======
Dividends paid per share - Common stock             $ .0750      $ .0625
                                                     ======       ======
See Notes to Condensed Consolidated Financial Statements.





                        KATY INDUSTRIES, INC.
           STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS
              THREE MONTHS ENDED MARCH 31, 1997 AND 1996



Three Months Ended March 31,                          1997         1996
                                                  (Thousands of dollars)

Cash flows from operating activities:
  Net income                                         $2,490      $ 4,429
  Depreciation and amortization                         472        1,553
  Gain on marketable security transactions               -        (4,914)
  Adjustments to reconcile net income to net cash
    flows from operating activities (mainly changes
    in working capital)                              (3,642)       1,579
                                                     ------       ------
       Net cash flows from operating activities        (680)       2,647
                                                     ------       ------
Cash flows from investing activities:
  Proceeds from sale of assets                           56          255
  Collections of notes receivable                        67       13,204
  Proceeds from sale of marketable securities            -         9,191
  Capital expenditures                               (1,610)      (2,171)
                                                     ------       ------
       Net cash flows from investing activities      (1,487)      20,479
                                                     ------       ------
Cash flows from financing activities:
  Notes payable activity, net                            -       (14,193)
  Principal payments on long-term debt                 (204)        (398)
  Payment of dividends                                 (619)        (545)
  Purchase of treasury shares                          (460)      (3,797)
  Other                                                  18           -
                                                     ------       ------
       Net cash flows from financing activities      (1,265)     (18,933)
                                                     ------       ------
Net decrease in cash and cash equivalents            (3,432)       4,193
                                                     ------       ------
Cash and cash equivalents beginning of period        27,321       43,701
                                                     ------       ------
Cash and cash equivalents end of period             $23,889      $47,894
                                                     ======       ======

See Notes to Condensed Consolidated Financial Statements.






                        KATY INDUSTRIES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                            MARCH 31, 1997


(1) Significant Accounting Policies

Consolidation Policy

  The condensed financial statements include, on a consolidated basis, the accounts of Katy Industries, Inc. and subsidiaries ("Katy") in which it has greater than 50% interest. Investments in affiliates which are not majority owned are reported using the equity method. The condensed consolidated financial statements at March 31, 1997 and December 31, 1996 and for the three month periods ended March 31, 1997 and 1996 are unaudited and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of financial condition and results of operations. Interim figures are subject to year end audit adjustments and may not be indicative of results to be realized for the entire year. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

Inventories

  The components of inventories are as follows:
                                                    March 31,   December 31,
                                                      1997         1996
                                                   (Thousands of dollars)

  Raw materials                                      $17,553   $15,933
  Work in process                                      6,251     6,269
  Finished goods                                      48,570    46,683
                                                      ------    ------
                                                     $72,374   $68,885
                                                      ======    ======
Earnings Per Share

  Earnings per share for the three months ended March 31, 1997 and 1996 is computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the period.
Common stock equivalents, in the form of stock options, have been included in the calculation of weighted average shares outstanding under the treasury stock method.

  In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128, "Earnings Per Share". This Statement establishes standards for computing and presenting earnings per share ("EPS") and applies to all entities with publicly held common stock or potential common stock. This Statement replaces the presentation of primary EPS and fully diluted EPS with a presentation of basic EPS and diluted EPS, respectively. Basic EPS excludes dilution and is computed by dividing earnings available to common stockholders by the weighted-average number of common shares outstanding for the period. Similar to fully diluted EPS, diluted EPS reflects the potential dilution of securities that could share in the earnings. This Statement is not expected to have a material effect on the Company's reported EPS amounts. This Statement is effective for the Company's financial statement for the year ended December 31, 1997.

(2) Contingencies

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


(3) Nonrecurring Items

  Included in Other, net for the three months ended March 31, 1996 is a gain of $4,914,000 resulting from the sale of Union Pacific Corporation common stock.

                        KATY INDUSTRIES, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS

Three Months Ended March 31, 1997

  Following are summaries of sales and operating income for the three months ended March 31, 1997 and 1996 by industry segment:


 Sales                                                   Increase (Decrease)
                                         1997    1996     Amount    Percent

Distribution and Service               $18,901  $20,204  $(1,303)    (6.4)%

Industrial and
  Consumer Manufacturing                48,497   14,537   33,960    233.6
Machinery Manufacturing                  9,195    7,724    1,471     19.0



Operating Income                                         Increase (Decrease)
                                         1997    1996     Amount    Percent

Distribution and Service                $  775   $1,799  $(1,024)   (56.9)%

Industrial and
  Consumer Manufacturing                 4,287    1,659    2,628    158.4
Machinery Manufacturing                    928      759      169     22.3


  The Distribution and Service Group's sales decreased due to decreases in sales of rerolled metals, waste-to-energy services, and portions of electronic components and electrical parts and accessories. The decrease in the Group's operating income was mainly a result of the decreased volume in the rerolled metals and waste-to-energy services.

  The increased sales of the Industrial and Consumer Manufacturing Group was primarily due to the acquisition of Woods Industries, Inc.("Woods"), in December 1996. Increased sales in the sanitary maintenance supplies and stain areas also contributed to the improvement. The increase in the Group's operating income was due to the Woods acquisition and the increased volume in the above mentioned areas.

  The Machinery Manufacturing Group's sales increase was due mainly to increased sales in the cookie sandwich machinery business which contributed to the improved operating income for the Group.

  Selling, general and administrative expenses decreased as a percentage of sales to 20.1% in 1997 from 27.8% in 1996. The decrease in this percentage is due to the acquisition of Woods. Excluding Woods from the first quarter of 1997, selling, general and administrative expenses remained constant between the periods.

  Interest expense remained constant during the period, while interest income decreased due to lower cash levels during the first quarter of 1997.

  Other, net in 1996 includes a gain of $4,914,000 resulting from the sale of Union Pacific Corporation common stock.

  The effective tax rate decreased during the first quarter of 1997 primarily due to the benefits resulting from the Woods acquisition.

Liquidity and Capital Resources

  Combined cash and cash equivalents decreased to $23,889,000 on March 31, 1997 compared to $27,321,000 on December 31, 1996 primarily due to the increase in working capital needs caused by higher sales and seasonal factors.

  Katy expects to commit an additional $9,800,000 for capital projects during the remainder of 1997. Funding for these expenditures and for working capital needs is expected to be accomplished through the use of available cash and internally generated funds. The Company also continues to search for appropriate acquisition candidates, and may obtain all or a portion of the financing for future acquisitions through the incurrence of additional debt, which the Company believes it can obtain at reasonable terms and pricing.

  At March 31, 1997, Katy had short and long-term indebtedness for money borrowed of $9,036,000. Total debt was 6.4% of total debt and equity at March 31, 1997. The Company has a committed unsecured line of credit with The Northern Trust Company in the amount of $20,000,000, which is used principally for letters of credit. Katy intends to secure an additional commitment of bank credit in an amount it determines appropriate for future acquisitions.

  In August 1995, Katy's Board of Directors authorized the Company to repurchase up to 400,000 shares of its common stock in open market transactions. In January 1996, Katy's board authorized the Company to repurchase an additional 500,000 shares, bringing the total authorization to 900,000 shares. In connection, therewith, Katy repurchased 38,000 shares in 1997, bringing the total repurchased to 900,000, thus, completing the repurchase program.

  In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128, "Earnings Per Share". This Statement establishes standards for computing and presenting earnings per share ("EPS") and applies to all entities with publicly held common stock or potential common stock. This Statement replaces the presentation of primary EPS and fully diluted EPS with a presentation of basic EPS and diluted EPS, respectively. Basic EPS excludes dilution and is computed by dividing earnings available to common stockholders by the weighted-average number of common shares outstanding for the period. Similar to fully diluted EPS, diluted EPS reflects the potential dilution of securities that could share in the earnings. This Statement is not expected to have a material effect on the Company's reported EPS amounts. This Statement is effective for the Company's financial statement for the year ended December 31, 1997.

  The Company and certain of its current and former direct and indirect corporate predecessors, subsidiaries and divisions have been identified by the U.S. Environmental Protection Agency and certain state environmental agencies and private parties as potentially responsible parties ("PRP's") at a number of hazardous waste disposal sites under the Comprehensive Environmental Response, Compensation and Liability Act ("Superfund") and equivalent state laws and, as such, may be liable for the cost of cleanup and other remedial activities at these sites. Responsibility for cleanup and other remedial activities at a Superfund site is typically shared among PRPs based on an allocation formula. The means of determining allocation among PRPs is generally set forth in a written agreement entered into by the PRPs at a particular site. An allocation share assigned to a PRP is often based on the PRP's volumetric contribution of waste to a site. The Company is also involved in remedial response and voluntary environmental clean-up at a number of other sites which are not currently the subject of any legal proceedings under Superfund, including certain of its current and formerly owned manufacturing facilities. Based on its estimate of allocation of liability among PRPs, the probability that other PRPs, many of whom are large, solvent, public companies, will fully pay the costs apportioned to them, currently available information concerning the scope of contamination, estimated remediation costs, estimated legal fees and other factors, the Company believes that it has an adequate accrual for all known liabilities at March 31, 1997. Although management believes that these actions in the aggregate are not likely to have a material adverse effect on Katy's consolidated financial position or results of operations, further costs could be significant and will be recorded as a charge to operations when such costs become probable and reasonably estimable.

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

  On May 8, 1997, the Company filed a current report on Form 8-K providing information in response to Item 5 to Form 8-K with respect to the resignation of Philip E. Johnson as the Chairman of the Board and a Director of the Company.



                              Signatures

       Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  KATY INDUSTRIES, INC.
                                                       Registrant


DATE: May 14, 1997                             By  /s/John R. Prann, Jr.
                                                  John R. Prann, Jr.
                                                  President,
                                                  Chief Executive Officer &
                                                  Chief Operating Officer



DATE: May 14, 1997                              By /s/Stephen P. Nicholson
                                                Stephen P. Nicholson
                                                Vice President, Finance &
                                                Chief Financial Officer