Form 10-Q
period 1997-06-30
KATY INDUSTRIES INC
filed 1997-08-14
CIK 54681

United States
                 Securities and Exchange Commission
                        Washington, D.C. 20549

                              FORM 10-Q

                  Quarterly Report Under Section 13
           or 15(d) of the Securities Exchange Act of 1934


For Quarter Ended: June 30, 1997          Commission File Number 1-5558


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


        Yes __X__         No _____



   Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.


              Class                           Outstanding at August 13, 1997
    Common stock, $1 par value                            8,271,327




                          KATY INDUSTRIES, INC.
                          ---------------------

                                FORM 10-Q
                                ---------

                              JUNE 30, 1997
                              -------------

                                  INDEX
                                  -----


                                                                       Page No.
                                                                       --------
PART I      FINANCIAL INFORMATION
            Condensed Consolidated Balance Sheets
              June 30, 1997 and December 31, 1996                          2

            Statements of Condensed Consolidated Income
              Three Months and Six Months Ended
                June 30, 1997 and 1996                                     4

            Statements of Condensed Consolidated Cash Flows
              Six Months Ended June 30, 1997 and 1996                      5

            Notes to Condensed Consolidated Financial Information          6

            Management's Discussion and Analysis of Financial
              Condition and Results of Operations                          8


PART II     OTHER INFORMATION
            Item 1  Legal Proceedings                                     12

            Item 4 Submission of Matters to a Vote of Security Holders    12

            Item 6  Exhibits and Reports on Form 8-K                      13

            Signatures                                                    13



                         KATY INDUSTRIES, INC.

                CONDENSED CONSOLIDATED BALANCE SHEETS

                 JUNE 30, 1997 AND DECEMBER 31, 1996


                                                    June 30,    December 31,
                                                      1997          1996
                                                      ----          ----
                                                    (Thousands of Dollars)
CURRENT ASSETS:

  Cash and cash equivalents                        $ 11,351      $ 27,321
  Accounts receivable, trade, net                    44,903        50,324
  Notes and other receivables, net                    5,822         2,154
  Inventories - Note 1                               82,559        68,885
  Deferred income taxes                              14,331        14,331
  Other current assets                                7,585         3,500
                                                    -------       -------

        Total current assets                        166,551       166,515
                                                    -------       -------


OTHER ASSETS:
  Investments, at equity, in
    unconsolidated affiliates                         5,984         6,382
  Investments in waste-to-energy facility            10,908        11,058
  Notes receivable, net                               1,092         1,260
  Cost in excess of net assets of
    businesses acquired, net                          6,441         6,723
  Miscellaneous                                       5,408         5,211
                                                    -------       -------

        Total other assets                           29,833        30,634
                                                    -------       -------


PROPERTIES, at cost:
  Land and improvements                               3,776         3,776
  Buildings and improvements                         33,467        32,545
  Machinery and equipment                            45,121        41,773
                                                    -------       -------
                                                     82,364        78,094
  Accumulated depreciation                          (38,085)      (35,734)
                                                    -------       -------

        Net properties                               44,279        42,360
                                                    -------       -------

                                                   $240,663      $239,509
                                                    =======       =======


See Notes to Condensed Consolidated Financial Information.



                        KATY INDUSTRIES, INC.

                CONDENSED CONSOLIDATED BALANCE SHEETS

                 JUNE 30, 1997 AND DECEMBER 31, 1996


                                                    June 30,    December 31,
                                                      1997          1996
                                                      ----          ----
                                                    (Thousands of Dollars)
CURRENT LIABILITIES:
  Accounts payable                                 $ 24,645      $ 20,318
  Accrued expenses                                   31,639        37,351
  Other current liabilities                           1,268         1,277
                                                    -------       -------
        Total current liabilities                    57,552        58,946


OTHER LIABILITIES:
  Long-term debt, less current maturities             8,245         8,582
  Deferred income taxes                              22,718        23,861
  Excess of acquired
    net assets over cost, net                         7,665         8,517
  Miscellaneous                                      10,456         9,557
                                                    -------       -------

        Total liabilities                           106,636       109,463
                                                    -------       -------

SHAREHOLDERS' EQUITY:
  Common stock, $1 par value, authorized
    25,000,000 shares, issued 9,822,204 shares        9,822         9,822
  Additional paid-in capital                         51,142        51,117
  Foreign currency translation
    and other adjustments                            (1,957)       (1,778)
  Retained earnings                                  96,909        93,099
  Treasury stock, at cost, 1,557,477 and
    1,582,942 shares                                (21,889)      (22,214)
                                                    -------       -------

        Total shareholders' equity                  134,027       130,046
                                                    -------       -------

                                                   $240,663      $239,509
                                                    =======       =======


See Notes to Condensed Consolidated Financial Information.



                           KATY INDUSTRIES, INC.

              STATEMENTS OF CONDENSED CONSOLIDATED OPERATIONS

         THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996



                                            Three Months        Six Months
                                           Ended June 30,     Ended June 30,
                                           ---------------------------------
                                            1997     1996      1997     1996
                                            ----     ----      ----     ----
                                    (Thousands of Dollars Except Per Share Data)

Net sales                                $ 73,991 $ 44,857 $ 150,584 $ 87,322

Cost of goods sold                         51,448   30,272   104,921   58,823
                                          -------  -------   -------  -------

Gross profit                               22,543   14,585    45,663   28,499

Selling, general and administrative        18,526   11,642    37,828   23,436
                                          -------  -------   -------  -------

     Income from operations                 4,017    2,943     7,835    5,063

Interest and other, net - Note 3               84      699       306    6,016
                                          -------  -------   -------  -------


     Income from consolidated operations
       before provision for income taxes    4,101    3,642     8,141   11,079

Provision for income taxes                 (1,435)  (1,250)   (2,849)  (4,075)
                                          -------  -------   -------  -------

     Income from consolidated operations    2,666    2,392     5,292    7,004

Equity in loss of unconsolidated
  affiliates (net of tax)                    (107)     (93)     (243)    (276)
                                          -------  -------   -------  -------

     Net income                          $  2,559 $  2,299  $  5,049 $  6,728
                                          =======  =======   =======  =======



Earnings per share                       $    .31 $    .28  $    .61 $    .80
                                          =======  =======   =======  =======

Average shares outstanding                  8,299    8,298     8,305    8,443
                                          =======  =======   =======  =======

Dividends paid per share - common stock  $  .0750 $  .0750  $  .1500 $  .1375
                                          =======  =======   =======  =======


See Notes to Condensed Consolidated Financial Information.



                        KATY INDUSTRIES, INC.

           STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS

               SIX MONTHS ENDED JUNE 30, 1997 AND 1996



Six Months Ended June 30,                               1997        1996
                                                        ----        ----
                                                     (Thousands of Dollars)
Cash flows from operating activities:
  Net income                                          $ 5,049     $ 6,728
  Depreciation and amortization                         2,363       2,945
  Gain on marketable security transactions                 -       (4,914)
  Adjustments to reconcile net income to net cash
    flows from operating activities (mainly changes
    in working capital)                               (16,946)     (7,936)
                                                      -------     -------

     Net cash flows from operating activities          (9,534)     (3,177)
                                                      -------     -------

Cash flows from investing activities:
  Proceeds from sale of assets                            302       1,170
  Collections of notes receivable                         211      13,509
  Proceeds from sale of marketable securities              -        9,191
  Capital expenditures                                 (4,812)     (3,299)
                                                      -------     -------

     Net cash flows from investing activities          (4,299)     20,571
                                                      -------     -------

Cash flows from financing activities:
  Notes payable activity, net                              -      (14,193)
  Principal payments on long-term debt                   (346)       (678)
  Payment of dividends                                 (1,245)     (1,212)
  Purchase of treasury shares                            (566)     (5,899)
  Other                                                    20         -
                                                      -------     -------

     Net cash flows from financing activities          (2,137)    (21,982)
                                                      -------     -------

Net decrease in cash and cash equivalents             (15,970)     (4,588)

Cash and cash equivalents beginning of period          27,321      43,701
                                                      -------     -------

Cash and cash equivalents end of period              $ 11,351    $ 39,113
                                                      =======     =======


See Notes to Condensed Consolidated Financial Information.



                        KATY INDUSTRIES, INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION

                            JUNE 30, 1997


(1)    Significant Accounting Policies
       -------------------------------

Consolidation Policy
--------------------

   The condensed financial statements include, on a consolidated basis, the accounts of Katy Industries, Inc. and subsidiaries ("Katy" or the "Company") in which it has greater than 50% interest. Investments in affiliates that are not majority owned are reported using the equity method. The condensed consolidated financial statements at June 30, 1997 and December 31, 1996 and for the three and six month periods ended June 30, 1997 and 1996 are unaudited and reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of financial condition and results of operations. Interim figures are subject to year end audit adjustments and may not be indicative of results to be realized for the entire year. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

Inventories
-----------

   The components of inventories are as follows:

                                        June 30,     December 31,
                                          1997           1996
                                          ----           ----
                                         (Thousands of Dollars)

           Raw materials               $ 17,257       $ 15,933
           Work in process                6,500          6,269
           Finished goods                58,802         46,683
                                        -------        -------

                                       $ 82,559       $ 68,885
                                        =======        =======


Earnings Per Share
------------------

   Earnings per share for the three and six months ended June 30, 1997 and 1996 are computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the period.
Common stock equivalents, in the form of stock options, have been included in the calculation of weighted average shares outstanding under the treasury stock method.

   In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128, "Earnings Per Share". This statement establishes standards for computing and presenting earnings per share ("EPS") and applies to all entities with publicly held common stock or potential common stock. This statement replaces the presentation of primary EPS and fully diluted EPS with a presentation of basic EPS and diluted EPS, respectively. Basic EPS excludes dilution and is computed by dividing earnings available to common stockholders by the weighted-average number of common shares outstanding for the period. Similar to fully diluted EPS, diluted EPS reflects the potential dilution of securities that could share in the earnings. This statement is effective for the Company's financial statement for the year ended December 31, 1997 and is not expected to have a material effect on the Company's reported EPS amounts.

(2)    Contingencies
       -------------

   In December 1996, Banco del Atlantico, a bank located in Mexico, filed a lawsuit against Woods Industries, Inc., a subsidiary of the Company, and against certain past and present officers and directors and former owners of Woods Industries, Inc. alleging that the defendants participated in a violation of the Racketeer Influenced and Corrupt Organizations Act involving allegedly fraudulently obtained loans from Mexican banks, including the plaintiff, and "money laundering" of the proceeds of the illegal enterprise. The plaintiff also alleges that it made loans to an entity controlled by officers and directors based upon fraudulent representations. The plaintiff seeks to hold Woods Industries, Inc. liable for its alleged damage under principles of respondeat superior and successor liability. The plaintiff is claiming damages in excess of $24,000,000 and is requesting treble damages under the statutes. Katy may have recourse against the former owners of Woods under the purchase agreement; however, as the litigation is in preliminary stages, it is impossible at this time for the Company to determine the limit of such recourse. As the litigation is in preliminary stages, it is impossible at this time for the Company to determine an outcome or reasonably estimate the range of potential exposure.


(3)    Nonrecurring Items
       ------------------

   Included in Interest and other, net for the six months ended June 30, 1996 is a gain of $4,914,000 resulting from the sale of Union Pacific Corporation common stock.


(4)    Subsequent Event
       ----------------

   On July 14, 1997, the Company completed its divestiture of the Beehive division of Hamilton Precision Metals, Inc ("Beehive") for approximately $6,000,000 and the assumption of certain liabilities of Beehive. Beehive is engaged in the manufacture and sale of machinery for the meat, poultry, fruit and vegetable processing industries. This divestiture, along with any other planned divestitures, is not expected to result in a significant gain or loss.

   On August 6, 1997, Katy announced that the Company had acquired substantially all of the assets of Loren Products for approximately $11,000,000. Loren is a manufacturer and distributor of cleaning and abrasives products for the industrial markets and building products for the consumer markets. Loren markets its industrial products under the brand name of Brillo, which is licensed from Dial Corporation. Loren's annual sales are approximately $19,000,000.



                        KATY INDUSTRIES, INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF

            FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Three Months Ended June 30, 1997
--------------------------------

   Following are summaries of sales and operating income for the three months ended June 30, 1997 and 1996 by industry segment:

Sales                                                    Increase (Decrease)
-----
                                         1997     1996    Amount   Percent
                                         ----     ----    ------   -------

Distribution and Service               $22,264  $21,671     $593      2.7%

Industrial and
  Consumer Manufacturing                43,709   14,029   29,680    211.6

Machinery Manufacturing                  8,018    9,157   (1,139)   (12.4)



Operating Income                                         Increase (Decrease)
----------------
                                         1997     1996    Amount   Percent
                                         ----     ----    ------   -------

Distribution and Service                $1,115   $2,168  $(1,053)   (48.6)%

Industrial and
  Consumer Manufacturing                 3,810    1,283    2,527    197.0

Machinery Manufacturing                    989      729      260     35.7


   The Distribution and Service Group's sales increased principally due to volume increases of electronic components and electrical parts and accessories. The decrease in the Group's operating income was mainly a result of the decreased volume in rerolled metals and waste-to-energy services and increased selling, general and administrative expenses as a percentage of sales in the electronic components and electrical parts areas.

   The increased sales of the Industrial and Consumer Manufacturing Group was primarily due to the acquisition of Woods Industries, Inc. ("Woods"), in December 1996. Increased sales in the sanitary maintenance supplies and stain areas also contributed to the improvement. The increase in the Group's operating income was due to the Woods acquisition and the increased volume in the above mentioned areas.

   The Machinery Manufacturing Group's sales decreased principally due to volume decreases in both the cookie sandwich machinery and the wood processing machinery areas, partially offset by increased sales in the food processing machinery area. The Group's operating income increased as a result of higher margins in the food processing machinery area.

   Selling, general and administrative expenses decreased as a percentage of sales to 25.0% in 1997 from 26.0% in 1996. The decrease in this percentage is due to the acquisition of Woods. Excluding Woods from the second quarter of 1997, selling, general and administrative expenses remained fairly constant between the periods.

   Interest and other, net decreased due to lower cash levels during the second quarter of 1997.


Six Months Ended June 30, 1997
------------------------------

  Following are summaries of sales and operating income for the six months ended June 30, 1997 and 1996 by industry segment:

Sales                                                     Increase (Decrease)
-----
                                         1997     1996     Amount   Percent
                                         ----     ----     ------   -------

Distribution and Service               $41,165  $41,875    $(710)    (1.7)%

Industrial and
  Consumer Manufacturing                92,206   28,566   63,640    222.8

Machinery Manufacturing                 17,213   16,881      332      2.0



Operating Income                                          Increase (Decrease)
----------------
                                         1997     1996     Amount   Percent
                                         ----     ----     ------   -------

Distribution and Service               $ 1,890   $3,967  $(2,077)   (52.4)%

Industrial and
  Consumer Manufacturing                 8,097    2,942    5,155    175.2

Machinery Manufacturing                  1,917    1,488      429     28.8


   The Distribution and Service Group's sales decreased due to volume decreases of rerolled metals and waste-to-energy services which contributed to the decline in operating income for the Group. In addition, operating income decreased as a result of increased selling, general and administrative expenses as a percentage of sales in the electronic components and electrical parts areas.

   The increased sales of the Industrial and Consumer Manufacturing Group was primarily due to the acquisition of Woods, in December 1996. Increased sales in the sanitary maintenance supplies and stain areas also contributed to the improvement. The increase in the Group's operating income was due to the Woods acquisition and the increased volume in the above mentioned areas.

   The Machinery Manufacturing Group's sales increase was due mainly to increased sales in both the cookie sandwich machinery and the food processing machinery areas which contributed to the improved operating income for the Group.

   Selling, general and administrative expenses decreased as a percentage of sales to 25.1% in 1997 from 26.8% in 1996. The decrease in this percentage is due to the acquisition of Woods. Excluding Woods from the first two quarters of 1997, selling, general and administrative expenses remained fairly constant between the periods.

   Interest and other, net in 1996 includes a gain of $4,914,000 resulting from the sale of Union Pacific Corporation common stock. Excluding this gain, Interest and other, net decreased due to lower cash levels during the first two quarters of 1997.

   The effective tax rate decreased during the first two quarters of 1997 primarily due to the benefits resulting from the Woods acquisition.


LIQUIDITY AND CAPITAL RESOURCES

   Combined cash and cash equivalents decreased to $11,351,000 on June 30, 1997 compared to $27,321,000 on December 31, 1996 primarily due to the increase in working capital needs caused by higher sales and seasonal factors.

   Katy expects to commit an additional $6,300,000 for capital projects during the remainder of 1997. Funding for these expenditures and for working capital needs is expected to be accomplished through the use of available cash and internally generated funds. The Company also continues to search for appropriate acquisition candidates, and may obtain all or a portion of the financing for future acquisitions through the incurrence of additional debt, which the Company believes it can obtain at reasonable terms and pricing.

   At June 30, 1997, Katy had short and long-term indebtedness for money borrowed of $8,894,000. Total debt was 6.2% of total debt and equity at June 30, 1997. The Company has a committed unsecured line of credit with The Northern Trust Company in the amount of $30,000,000, which is used principally for letters of credit. Katy intends to secure an additional commitment of bank credit in an amount it determines appropriate for future acquisitions.

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


OTHER FACTORS

   In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information". This statement establishes standards for the way public business enterprises report information about operating segments. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. This statement is effective for the Company's financial statement for the year ended
December 31, 1997 and the Company does not expect the adoption of SFAS 131 to materially effect the financial statement presentation.

   In June 1997, the Financial Accounting Standards Board issued Statement Financial Accounting Standard No. 130, "Reporting Comprehensive Income". This statement establishes standards for reporting and display of comprehensive income in financial statements. All components of comprehensive income shall be reported in the financial statements for the period in which they are recognized. A total amount for comprehensive income shall be displayed in the financial statement where the components of other comprehensive income are reported. This statement divides comprehensive income into net income and other comprehensive income. Other comprehensive income shall be classified separately into foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities. The accumulated balance of other comprehensive income shall be reported in the equity section of the balance sheet separately from retained earnings and additional paid-in-capital. This statement is effective for the Company's financial statement for the year ended December 31, 1997 and the Company does not expect the adoption of SFAS 130 to materially effect the financial statement presentation.

   In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128, "Earnings Per Share". This statement establishes standards for computing and presenting earnings per share ("EPS") and applies to all entities with publicly held common stock or potential common stock. This statement replaces the presentation of primary EPS and fully diluted EPS with a presentation of basic EPS and diluted EPS, respectively. Basic EPS excludes dilution and is computed by dividing earnings available to common stockholders by the weighted-average number of common shares outstanding for the period. Similar to fully diluted EPS, diluted EPS reflects the potential dilution of securities that could share in the earnings. This statement is effective for the Company's financial statement for the year ended December 31, 1997 and is not expected to have a material effect on the Company's reported EPS amounts.

   The Company and certain of its current and former direct and indirect corporate predecessors, subsidiaries and divisions have been identified by the U.S. Environmental Protection Agency and certain state environmental agencies and private parties as potentially responsible parties ("PRP's") at a number of hazardous waste disposal sites under the Comprehensive Environmental Response, Compensation and Liability Act ("Superfund") and equivalent state laws and, as such, may be liable for the cost of cleanup and other remedial activities at these sites. Responsibility for cleanup and other remedial activities at a Superfund site is typically shared among PRPs based on an allocation formula. The means of determining allocation among PRPs is generally set forth in a written agreement entered into by the PRPs at a particular site. An allocation share assigned to a PRP is often based on the PRP's volumetric contribution of waste to a site. The Company is also involved in remedial response and voluntary environmental clean-up at a number of other sites which are not currently the subject of any legal proceedings under Superfund, including certain of its current and formerly owned manufacturing facilities. Based on its estimate of allocation of liability among PRPs, the probability that other PRPs, many of whom are large, solvent, public companies, will fully pay the costs apportioned to them, currently available information concerning the scope of contamination, estimated remediation costs, estimated legal fees and other factors, the Company believes that it has an adequate accrual for all known liabilities at June 30, 1997. Although management believes that these actions in the aggregate are not likely to have a material adverse effect on Katy's consolidated financial position or results of operations, further costs could be significant and will be recorded as a charge to operations when such costs become probable and reasonably estimable.

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


                        KATY INDUSTRIES, INC.

                     PART II - OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS
         -----------------

   Except as set forth below, during the quarter for which this report is filed, there have been no material developments in previously reported legal proceedings, and no other cases or legal proceedings, other than ordinary routine litigation incidental to the Company's business and other nonmaterial proceedings, have been brought against the Company.

   The United States Environment Protection Agency ("USEPA") has notified Hamilton Precision Metals ("Hamilton") that USEPA considers Hamilton a potentially responsible party ("PRP") for the cleanup of the Malvern TCE Superfund Site, a former solvent recycling facility operated by Chemclene Corp. USEPA has attributed to Hamilton 1.8% of the waste volume sent to the Malvern Site. Hamilton has responded to USEPA that the volume of waste attributed to Hamilton should be reduced to 10% of its currently allocated volume, based on a number of factors. The liability of Hamilton, if any, cannot be determined at this time.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

   An Annual Meeting of the Shareholders of the Company was held on May 19, 1997 in Colorado Springs, Colorado, for the purpose of re-electing
Mr. John R. Prann Jr., William F. Andrews, Amelia Carroll, Daniel B. Carroll, Wallace E. Carroll Jr., Arthur R. Miller, William H. Murphy, Lutz R. Raettig, Charles W. Sahlman, Jacob Saliba and Glenn W. Turcotte to the Board of Directors and ratifying the appointment of the Company's independent auditors.

   The following votes were cast by the shareholders with respect to the election of directors:


                                    Votes        Votes       Votes
                                     For        Against    Abstained  Nonvotes
                                     ---        -------    ---------  --------

John R. Prann Jr.                 7,882,811      15,761         0        0
William F. Andrews                7,882,801      15,771         0        0
Amelia Carroll                    7,882,673      15,899         0        0
Daniel B. Carroll                 7,882,741      15,831         0        0
Wallace E. Carroll Jr.            7,882,761      15,811         0        0
Arthur R. Miller                  7,878,811      19,761         0        0
William H. Murphy                 7,882,811      15,761         0        0
Lutz R. Raettig                   7,882,811      15,761         0        0
Charles W. Sahlman                7,882,811      15,761         0        0
Jacob Saliba                      7,882,781      15,791         0        0
Glenn W. Turcotte                 7,882,811      15,761         0        0



   The following votes were cast by the shareholders with respect to the resolution to ratify the Board of Directors' selection of Deloitte & Touche LLP as the Company's independent auditors for the fiscal year ending
December 31, 1997:


                                    Votes        Votes       Votes
                                     For        Against    Abstained  Nonvotes
                                     ---        -------    ---------  --------

                                  7,878,319      13,812       6,441      0



Item 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

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

                                                  KATY INDUSTRIES, INC.
                                                       Registrant



DATE: August 13, 1997                             By /s/Stephen P. Nicholson
                                                  Stephen P. Nicholson
                                                  Vice President, Finance &
                                                  Chief Financial Officer