Form 10-Q
period 1997-09-30
KATY INDUSTRIES INC
filed 1997-11-12
CIK 54681

United States
                  Securities and Exchange Commission
                        Washington, D.C. 20549

                              FORM 10-Q

                  Quarterly Report Under Section 13
           or 15(d) of the Securities Exchange Act of 1934


For Quarter Ended: September 30, 1997          Commission File Number 1-5558


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


                 Yes   X        No
                      ---          ---


  Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.


                Class                        Outstanding at November 12, 1997
    Common stock, $1 par value                             8,284,702



                         KATY INDUSTRIES, INC.
                              FORM 10-Q
                          SEPTEMBER 30, 1997


                                INDEX
                                -----

                                                                        Page
PART I FINANCIAL INFORMATION
        Condensed Consolidated Balance Sheets
          September 30, 1997 and December 31, 1996                      2,3

        Statements of Condensed Consolidated Income
          Nine Months Ended September 30, 1997 and 1996                   4

        Statements of Condensed Consolidated Cash Flows
          Nine Months Ended September 30, 1997 and 1996                   5

        Notes to Condensed Consolidated Financial Information             6

        Management's Discussion and Analysis of Financial
          Condition and Results of Operations                             8


PART II OTHER INFORMATION
        Item 1  Legal Proceedings                                        13

        Item 6  Exhibits and Reports on Form 8-K                         13

        Signatures                                                       14

                        KATY INDUSTRIES, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS
               SEPTEMBER 30, 1997 AND DECEMBER 31, 1996


                                                 September 30,  December 31,
                                                      1997         1996
                                                      ----         ----
                                                   (Thousands of dollars)
CURRENT ASSETS:

  Cash and cash equivalents                         $ 7,393     $ 27,321
  Accounts receivable, trade, net                    62,534       50,324
  Notes and other receivables, net                    2,049        2,154
  Inventories - Note 1                               78,528       68,885
  Deferred income taxes                              14,330       14,331
  Other current assets                                4,805        3,500
                                                    -------      -------
    Total current assets                            169,639      166,515
                                                    -------      -------

OTHER ASSETS:
  Investments, at equity, in
    unconsolidated affiliates                         6,422        6,382
  Investments in waste-to-energy facility            10,832       11,058
  Notes receivable, net                               1,405        1,260
  Cost in excess of net assets of
    businesses acquired, net                          9,889        6,723
  Miscellaneous                                       7,379        5,211
                                                    -------      -------
       Total other assets                            35,927       30,634
                                                    -------      -------

PROPERTIES, at cost:
  Land and improvements                               3,397        3,776
  Buildings and improvements                         31,364       32,545
  Machinery and equipment                            48,688       41,773
                                                    -------      -------
                                                     83,449       78,094
  Accumulated depreciation                          (35,101)     (35,734)
                                                    -------      -------
       Net properties                                48,348       42,360
                                                    -------      -------

                                                   $253,914     $239,509
                                                    =======      =======


See Notes to Condensed Consolidated Financial Statements.

                        KATY INDUSTRIES, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS
               SEPTEMBER 30, 1997 AND DECEMBER 31, 1996


                                                September 30,  December 31,
                                                     1997         1996
                                                     ----         ----
                                                   (Thousands of dollars)

CURRENT LIABILITIES:

  Accounts payable                                 $ 28,961     $ 20,318
  Accrued expenses                                   36,204       37,351
  Other current liabilities                           1,261        1,277
                                                    -------      -------
       Total current liabilities                     66,426       58,946
                                                    -------      -------

LONG-TERM DEBT, less current maturities               8,092        8,582

DEFERRED INCOME TAXES                                23,198       23,861

EXCESS OF ACQUIRED NET
  ASSETS OVER COST, Net                               7,239        8,517

OTHER LIABILITIES                                    12,766        9,557
                                                    -------      -------
       Total liabilities                            117,721      109,463
                                                    -------      -------

SHAREHOLDERS' EQUITY:
  Common stock, $1 par value, authorized
    25,000,000 shares, issued 9,822,204 shares        9,822        9,822
  Additional paid-in capital                         51,146       51,117
  Foreign currency translation
    and other adjustments                            (1,869)      (1,778)
  Retained earnings                                  98,891       93,099
  Treasury stock, at cost, 1,550,877 and
    1,582,942 shares                                (21,797)     (22,214)
                                                    -------      -------
       Total shareholders' equity                   136,193      130,046
                                                    -------      -------

                                                   $253,914     $239,509
                                                    =======      =======


See Notes to Condensed Consolidated Financial Statements.

                         KATY INDUSTRIES, INC.
                STATEMENTS OF CONDENSED CONSOLIDATED INCOME
           NINE MONTHS MONTHS ENDED SEPTEMBER 30, 1997 AND 1996


                                           Three Months        Nine Months
                                       Ended September 30, Ended September 30,
                                       ------------------- -------------------
                                          1997      1996     1997      1996
                                          ----      ----     ----      ----

                                    (Thousands of Dollars Except Per Share Data)

Net sales                              $ 83,520  $ 46,068 $ 234,104 $ 133,390

Cost of goods sold                       60,205    32,084   165,126    90,907
                                        -------   -------   -------   -------
Gross profit                             23,315    13,984    68,978    42,483

Selling, general and administrative      19,732    12,008    57,560    35,444
                                        -------   -------   -------   -------
      Income from operations              3,583     1,976    11,418     7,039

Interest and other, net - Note 3            205       779       511     6,795
                                        -------   -------   -------   -------

      Income from consolidated operations
       before provision for income taxes  3,788     2,755    11,929    13,834

Provision for income taxes               (1,445)     (976)   (4,294)   (5,051)
                                        -------   -------   -------   -------
      Income from consolidated operations 2,343     1,779     7,635     8,783

Equity in income(loss) of unconsolidated
    affiliates (net of tax)                 267      (144)       24      (420)
                                        -------   -------   -------   -------
      Net income                       $  2,610  $  1,635  $  7,659  $  8,363
                                        =======   =======   =======   =======


Earnings per share                     $    .31  $    .20  $    .92  $   1.00
                                        =======   =======   =======   =======
Average shares outstanding                8,307     8,258     8,305     8,380
                                        =======   =======   =======   =======
Dividends paid per share - common stock$  .0750  $  .0750  $  .2250  $  .2125
                                        =======   =======   =======   =======


See Notes to Condensed Consolidated Financial Statements.

                        KATY INDUSTRIES, INC.
           STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS
            NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996



Nine Months Ended September 30,                       1997         1996
                                                      ----         ----
                                                   (Thousands of dollars)
Cash flows from operating activities:
  Net income                                         $7,659      $ 8,363
  Depreciation and amortization                       2,999        4,362
  Gain on marketable security transactions               -        (4,914)
  Adjustments to reconcile net income to net cash
    flows from operating activities (mainly changes
    in working capital, net of
    acquisition/disposition of subsidiaries):       (14,811)      (5,412)
                                                     ------       ------
       Net cash flows from operating activities      (4,153)       2,399
                                                     ------       ------
Cash flows from investing activities:
  Proceeds from sale of assets                          598        1,170
  Collections of notes receivable                       320       13,908
  Disposition of subsidiary                           5,444           -
  Proceeds from sale of marketable securities            -         9,191
  Payment for purchase of subsidiary                (12,617)          -
  Capital expenditures                               (6,676)      (4,047)
                                                     ------       ------
       Net cash flows from investing activities     (12,931)      20,222
                                                     ------       ------
Cash flows from financing activities:
  Notes payable activity, net                            -       (14,193)
  Principal payments on long-term debt                 (506)        (879)
  Payment of dividends                               (1,867)      (1,831)
  Purchase of treasury shares                          (566)      (6,177)
  Other                                                  95           -
                                                     ------       ------
       Net cash flows from financing activities      (2,844)     (23,080)
                                                     ------       ------
Net decrease in cash and cash equivalents           (19,928)        (459)
                                                     ------       ------
Cash and cash equivalents, beginning of period       27,321       43,701
                                                     ------       ------
Cash and cash equivalents, end of period            $ 7,393      $43,242
                                                     ======       ======


See Notes to Condensed Consolidated Financial Statements.

                        KATY INDUSTRIES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                          SEPTEMBER 30, 1997


(1) Significant Accounting Policies
    -------------------------------

Consolidation Policy
--------------------

  The condensed financial statements include, on a consolidated basis, the accounts of Katy Industries, Inc. and subsidiaries ("Katy") in which it has greater than 50% interest. Investments in affiliates which are not majority owned are reported using the equity method. The condensed consolidated financial statements at September 30, 1997 and December 31, 1996 and for the three and nine month periods ended September 30, 1997 and 1996 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of financial condition and results of operations. Interim figures are subject to year end audit adjustments and may not be indicative of results to be realized for the entire year. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

Inventories
-----------

  The components of inventories are as follows:
                                                    September 30,  December 31,
                                                          1997         1996
                                                         (Thousands of dollars)

  Raw materials                                         $18,149      $15,933
  Work in process                                         6,376        6,269
  Finished goods                                         54,003       46,683
                                                         ------       ------
                                                        $78,528      $68,885
                                                         ======       ======
Earnings Per Share
------------------

  Earnings per share for the nine months ended September 30, 1997 and 1996 are computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the period.
Common stock equivalents, in the form of stock options, have been included in the calculation of weighted average shares outstanding under the treasury stock method.

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

(2) Contingencies
    -------------

  In December, 1996, Banco del Atlantico, a bank located in Mexico, filed a lawsuit against Woods Industries, Inc. ("Woods"), a subsidiary of the Company, and against certain past and present officers and directors and former owners of Woods alleging that the defendants participated in a violation of the Racketeer Influenced and Corrupt Organizations Act involving allegedly fraudulently obtained loans from Mexican banks, including the plaintiff, and "money laundering" of the proceeds of the illegal enterprise. The plaintiff also alleges that it made loans to an entity controlled by officers and directors based upon fraudulent representations. The plaintiff seeks to hold Woods liable for its alleged damage under principles of respondeat superior and successor liability. The plaintiff is claiming damages in excess of $24,000,000 and is requesting treble damages under the statutes. Katy may have recourse against the former owners of Woods under the purchase agreement; however, as the litigation is in preliminary stages, it is impossible at this time for the Company to determine an outcome or reasonably estimate the range of potential exposure.


(3) Nonrecurring Items
    ------------------

  Included in Interest and other, net for the nine months ended September 30, 1996 is a gain of $4,914,000 resulting from the sale of Union Pacific Corporation common stock.


(4) Acquisitions and Dispositions
    -----------------------------

  On August 6, 1997, the Company purchased Loren Products, Inc., ("Loren"). Loren is a manufacturer and distributor of cleaning and abrasives products for the industrial markets and building products for the consumer markets. The estimated purchase price, including acquisition costs was approximately $10,900,000 plus an adjustment for changes in working capital, which exceeded Lorens' book value. The purchase price for Loren is preliminary and adjustments may be recorded through 1998. The accounts of Loren have been included in the Company's Financial Statements from the acquisition date.

  On July 14, 1997, the Company completed its divestiture of the Beehive division of Hamilton Precision Metals, Inc., ("Beehive") for approximately $6,000,000 and the assumption of certain liabilities of Beehive. Beehive is engaged in the manufacture and sale of machinery for the meat, poultry, fruit and vegetable processing industries. This divestiture, along with other planned divestitures, is not expected to result in a significant gain or loss.

                        KATY INDUSTRIES, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Three Months Ended September 30, 1997
-------------------------------------

  Following are summaries of sales and operating income for the three months ended September 30, 1997 and 1996 by industry segment:


Sales                                                    Increase (Decrease)
-----                                                    -------------------
                                         1997     1996    Amount   Percent
                                         ----     ----    ------   -------

Distribution and Service               $20,295  $22,760  $(2,465)   (10.8)%

Industrial and
  Consumer Manufacturing                57,285   16,149   41,136    254.7

Machinery Manufacturing                  5,940    7,159   (1,219)   (17.0)



Operating Income                                         Increase (Decrease)
----------------                                         -------------------
                                         1997     1996    Amount   Percent
                                         ----     ----    ------   -------

Distribution and Service                $  798   $2,004  $(1,206)   (60.2)%

Industrial and
  Consumer Manufacturing                 4,366    2,093    2,273    108.6

Machinery Manufacturing                    602      180      422    234.4


  The Distribution and Service Group's sales decreased due to decreases in sales of electronic components and electrical parts and accessories and waste-to-energy services. This decrease was partially offset by increased sales in the refrigeration and cold storage facilities portion of this segment. The decrease in the Group's operating income was mainly a result of the decreased volume in the electronic components and electrical parts and accessories and waste-to-energy services areas, along with decreased margins in the rerolled metals area. Higher selling, general and administrative costs as a percentage of sales in each of the above mentioned areas further contributed to the decrease in the Group's operating income.

  The increased sales of the Industrial and Consumer Manufacturing Group was primarily due to both the acquisition of Woods, in December 1996 and the acquisition of Loren, in August of 1997. Increased sales in the stain products portion also contributed to the improvement. The increase in the Group's operating income was primarily a result of the above mentioned acquisitions, complemented with increased margins in the sanitary and maintenance areas.

  The Machinery Manufacturing Group's sales decreased mainly as a result of the Company's divestiture of Beehive, on July 14, 1997, offset partially by increased sales in the cookie sandwich machinery business. The increase in the Group's operating income was primarily due to increased margins in the cookie sandwich machinery business and the wood processing machinery business.

  Selling, general and administrative expenses decreased as a percentage of sales to 23.6% in 1997 from 26.1% in 1996. The decrease in this percentage is primarily due to the acquisition of Woods. Excluding Woods from the third quarter of 1997, selling, general and administrative expenses as a percentage of sales increased slightly due to the previously mentioned increase in the Distribution and Service Group.

  Interest and other, net decreased due to lower cash levels during the third quarter of 1997.


Nine Months Ended September 30, 1997
------------------------------------

  Following are summaries of sales and operating income for the nine months ended September 30, 1997 and 1996 by industry segment:

Sales                                                    Increase (Decrease)
-----                                                    -------------------
                                         1997     1996    Amount    Percent
                                         ----     ----    ------    -------

Distribution and Service               $61,460  $64,635  $(3,175)    (4.9)%

Industrial and
  Consumer Manufacturing               149,491   44,715  104,776    234.3

Machinery Manufacturing                 23,153   24,040     (887)    (3.7)


Operating Income                                         Increase (Decrease)
----------------                                         -------------------
                                         1997     1996    Amount    Percent
                                         ----     ----    ------    -------

Distribution and Service               $ 2,688   $5,971  $(3,283)   (55.0)%

Industrial and
  Consumer Manufacturing                12,463    5,035    7,428    147.5

Machinery Manufacturing                  2,519    1,668      851     51.0


  The Distribution and Service Group's sales decreased due to volume decreases of rerolled metals, waste-to-energy services and electronic components and electrical parts and accessories which also contributed to the decline in operating income for the Group. In addition, operating income decreased as a result of increased selling, general and administrative expenses as a percentage of sales in the electronic components and electrical parts portions of this segment.

  The increased sales of the Industrial and Consumer Manufacturing Group was primarily due to the acquisition of Woods, in December 1996 and the acquisition of Loren, in August 1997. Increased sales in the sanitary maintenance supplies and stain businesses also contributed to the improvement. The increase in the Group's operating income was due to the above mentioned acquisitions and the increased volume in the above mentioned areas.

  The Machinery Manufacturing Group's sales decreased primarily as a result of the divestiture of Beehive, on July 14, 1997, offset partially by increased sales in the cookie sandwich machinery business. The Group's increased operating income is mainly due to increased margins in both the cookie sandwich machinery business and the wood processing machinery business.

  Selling, general and administrative expenses decreased as a percentage of sales to 24.6% in 1997 from 26.6% in 1996. The decrease in this percentage is primarily due to the acquisition of Woods. Excluding Woods from the first three quarters of 1997, selling, general and administrative expenses remained fairly constant between the periods.

  Interest and other, net in 1996 includes a gain of $4,914,000 resulting from the sale of Union Pacific Corporation common stock in the first quarter of 1996. Excluding this gain, Interest and other, net decreased due to lower cash levels during the first three quarters of 1997.

  The effective tax rate decreased during the first three quarters of 1997 primarily due to the benefits resulting from the Woods acquisition.


LIQUIDITY AND CAPITAL RESOURCES

  Combined cash and cash equivalents decreased to $7,393,000 on September 30, 1997 compared to $27,321,000 on December 31, 1996 primarily due to the acquisition of Loren on August 6, 1997 and the increase in working capital needs caused by higher sales and seasonal factors.

  Katy expects to commit an additional $4,436,000 for capital projects during the remainder of 1997. Funding for these expenditures and for working capital needs is expected to be accomplished through the use of available cash and internally generated funds. The Company also continues to search for appropriate acquisition candidates, and may obtain all or a portion of the financing for future acquisitions through the incurrence of additional debt, which the Company believes it can obtain at reasonable terms and pricing.

  At September 30, 1997, Katy had short and long-term indebtedness for money borrowed of $8,733,000. Total debt was 6.0% of total debt and equity at September 30, 1997. The Company has a committed unsecured line of credit with The Northern Trust Company in the amount of $30,000,000, which is used principally for letters of credit. Katy intends to secure an additional commitment of bank credit in an amount it determines appropriate for future acquisitions.

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


ACQUISITIONS AND DISPOSITIONS

  On August 6, 1997, the Company purchased Loren. Loren is a manufacturer and distributor of cleaning and abrasives products for the industrial markets and building products for the consumer markets. The estimated purchase price, including acquisition costs was $10,900,000 plus an adjustment for changes in working capital, which exceeded Lorens' book value. The purchase price for Loren is preliminary and adjustments may be recorded through 1998. The accounts of Loren have been included in the Company's Financial Statements from the acquisition date.

  On July 14, 1997, the Company completed its divestiture of the Beehive division of Hamilton Precision Metals, Inc., for approximately $6,000,000 and the assumption of certain liabilities of Beehive. Beehive is engaged in the manufacture and sale of machinery for the meat, poultry, fruit and vegetable processing industries. This divestiture, along with other planned divestitures, are not expected to result in a significant gain or loss.


NEW ACCOUNTING PRONOUNCEMENTS

  In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information". This statement establishes standards for the way public business enterprises report information about operating segments. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. This statement is effective for the Company's financial statement for the year ended December 31, 1998 and the Company does not expect the adoption of SFAS 131 to materially effect the financial statement presentation.

  In June 1997, the Financial Accounting Standards Board issued Statement Financial Accounting Standard No. 130, "Reporting Comprehensive Income". This statement establishes standards for reporting and display of comprehensive income in financial statements. Under this statement, all components of comprehensive income shall be reported in the financial statements for the period in which they are recognized. This statement divides comprehensive income into net income and other comprehensive income. Other comprehensive income shall be classified separately into foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities. The accumulated balance of other comprehensive income shall be reported in the equity section of the balance sheet separately from retained earnings and additional paid-in-capital. This statement is effective for the Company's financial statement for the year ended December 31, 1998 and the Company does not expect the adoption of SFAS 130 to materially effect the financial statement presentation.

  In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128, "Earnings Per Share". This statement establishes standards for computing and presenting earnings per share ("EPS") and applies to all entities with publicly held common stock or potential common stock. This statement replaces the presentation of primary EPS and fully diluted EPS with a presentation of basic EPS and diluted EPS, respectively. Basic EPS excludes dilution and is computed by dividing earnings available to common stockholders by the weighted-average number of common shares outstanding for the period. Similar to fully diluted EPS, diluted EPS reflects the potential dilution of securities that could share in the earnings. This statement is not expected to have a material effect on the Company's reported EPS amounts. This statement is effective for the Company's financial statements for the year ended December 31, 1997.


OTHER FACTORS

  The Company and certain of its current and former direct and indirect corporate predecessors, subsidiaries and divisions have been identified by the U.S. Environmental Protection Agency and certain state environmental agencies and private parties as potentially responsible parties ("PRP's") at a number of hazardous waste disposal sites under the Comprehensive Environmental Response, Compensation and Liability Act ("Superfund") and equivalent state laws and, as such, may be liable for the cost of cleanup and other remedial activities at these sites. Responsibility for cleanup and other remedial activities at a Superfund site is typically shared among PRPs based on an allocation formula. The means of determining allocation among PRPs is generally set forth in a written agreement entered into by the PRPs at a particular site. An allocation share assigned to a PRP is often based on the PRP's volumetric contribution of waste to a site. The Company is also involved in remedial response and voluntary environmental clean-up at a number of other sites which are not currently the subject of any legal proceedings under Superfund, including certain of its current and formerly owned manufacturing facilities. Based on its estimate of allocation of liability among PRPs, the probability that other PRPs, many of whom are large, solvent, public companies, will fully pay the costs apportioned to them, currently available information concerning the scope of contamination, estimated remediation costs, estimated legal fees and other factors, the Company believes that it has an adequate accrual for all known liabilities at September 30, 1997. Although management believes that these actions in the aggregate are not likely to have a material adverse effect on Katy's consolidated financial position or results of operations, further costs could be significant and will be recorded as a charge to operations when such costs become probable and reasonably estimable.

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

  Some of the statements in this Form 10-Q Quarterly Report, as well as statements by the Company in periodic press releases, oral statements made by the Company's officials to analysts and shareholders in the course of presentations about the Company and conference calls following earning releases, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

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

  With respect to the request for information from the United States Environment Protection Agency (the "EPA") received by Hamilton Precision Metals concerning the Reclaim Barrel Company site in West Jordan, Utah, described in the Company's Form 10-K for the year ended December 31, 1996, the Company entered into an Administrative Order on Consent with the EPA on September 15, 1997, settling the Company's liability with respect to this matter in return for a nominal payment.

  On June 16, 1997, the EPA made a claim against GC Electronics, a division of GC Thorsen, Inc. ("GC Thorsen"), a subsidiary of Hallmark Holdings, Inc.
(a Company subsidiary) and forty-one other potentially responsible parties regarding contamination at the Interstate Pollution Control Superfund Site in Rockford, Illinois, seeking to recover an aggregate of $399,951 of costs allegedly incurred by the EPA at such site. The Company has tendered this claim to Jupiter Industries, a former owner of GC Thorsen, and Jupiter Industries had agreed to assume responsibility for this matter. The Company may also have a right to indemnification for this matter from Elgin National Industries, Inc., the party that sold GC Thorsen to the Company. The liability of the Company's subsidiary, if any, cannot be determined at this time.

  On March 24, 1997, the EPA issued a request for information to GC Thorsen concerning shipments of waste to the Daly Drum Site in Rockford, Illinois.
GC Thorsen responded to this request by stating that its records identified no such shipments. The liability of the Company's subsidiary, if any, cannot be determined at this time.



EXHIBITS AND REPORTS ON FORM 8-K
--------------------------------

(a)  Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended September 30, 1997.

                              Signatures
                              ----------

       Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         KATY INDUSTRIES, INC.
                                         ---------------------
                                               Registrant


DATE: November 12, 1997                  By  /s/Stephen P. Nicholson
                                            ------------------------
                                         Stephen P. Nicholson
                                         Vice President, Finance &
                                         Chief Financial Officer