Form 10-K
period 1997-12-31
KATY INDUSTRIES INC
filed 1998-03-25
CIK 54681

United States
                       Securities and Exchange Commission
                            Washington, D.C.  20549

                                   FORM 10-K
              Annual Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

For the fiscal year ended: December 31, 1997      Commission file number 1-5558

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

                               YES  X    NO
                                  -----    -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant, as of March 25, 1998, was $82,752,046. On that date 8,280,169 shares of Common Stock, $1.00 par value, were outstanding, the only class of the registrant's common stock.

                      DOCUMENTS INCORPORATED BY REFERENCE
                      -----------------------------------

     Portions of the definitive Proxy Statement of Katy Industries, Inc. (The "1998 Proxy Statement") with respect to the 1998 annual meeting of shareholders are incorporated by reference into Part III of this Form 10-K.


Exhibit index appears on page 48.  Report consists of 49 pages.




                                     PART I
                                     ------
Item 1.  Business
-----------------

     Katy Industries, Inc. ("Katy" or the "Company") was organized as a Delaware corporation in 1967. In accordance with its recently announced plan of divestiture and reorganization (the "Plan"), Katy carries on business through two principal operating groups: Electrical/Electronic and Maintenance Products. Under the Plan, Katy intends to dispose of its entire previously reported Machinery Manufacturing Group and, accordingly that group has been reported as "Discontinued operations" in the Statements of Consolidated Operations. The other businesses to be disposed of under the Plan comprise only a portion of Katy's previously reported Distribution and Service Group and one of Katy's equity investments. The operations of these businesses have been reported as "Equity in income of other operations to be disposed of" in the 1997 Statement of Consolidated Operations. Katy also has an equity investment in one other company. Each Katy subsidiary has its own management and the head of each subsidiary is responsible for the business and affairs of that company. Nevertheless, each enterprise operates within a framework of broad policies and corporate goals established by Katy's corporate management, which is responsible for overall planning, financial management, acquisitions, dispositions, and other related administrative and corporate matters.

     Management continuously reviews each of its businesses. As a result of these ongoing reviews management may determine to sell certain companies and intends to augment certain businesses with acquisitions. Any acquisitions would be funded through current cash balances, available lines of credit and/or new borrowings.

     As a result of recent acquisitions and dispositions and a continuing management focus on its Electrical/Electronic and Maintenance Products businesses, Katy's operating groups were realigned and renamed and the business units reclassified during 1997. Selected restated operating data for each operating group is incorporated herein by reference to "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in
Part II, Item 7. Information regarding foreign and domestic operations and export sales is incorporated herein by reference to Note 12 to Consolidated Financial Statements of Katy included in Part II, Item 8. Set forth below is information about Katy's operating groups and investments and about Katy's business in general:


Electrical/Electronic Group
---------------------------

     The group's principal business is the manufacture, distribution, packaging and sale of consumer electric corded products, electrical/electronic accessories, and the distribution of electronic components and nonpowered hand tools. The group accounted for 75% of the Company's consolidated sales in 1997. The manufacturer of electric corded products is the only business in this group that experiences seasonal sales trends. All of the businesses in the group have a number of competitors, some of which are larger and have greater financial resources. The four business units comprising this group are described below:

     GC Electronics. GC Electronics, acquired by Katy in April of 1995, is headquartered in Rockford, Illinois, and has a sourcing office in Taiwan. GC Electronics is a leading value-added distributor of electronic and electrical parts and accessories. In addition the company produces a full line of home entertainment component parts and service technician products.

     GC Thorsen. GC Thorsen, acquired by Katy in April of 1995, is headquartered in Rockford, Illinois, and has a sourcing office in Taiwan. GC Thorsen is a leading value-added distributor of nonpowered hand tools.

     Waldom Electronics, Inc. Waldom, located in Chicago, Illinois, is a leading master distributor of high quality, brand name electronic and electrical components, and loudspeakers and their components. Waldom distributes primarily to the electronic, automotive and communication industries.

     Woods Industries, Inc. Woods, which was acquired by Katy in December of 1996, is headquartered in Carmel, Indiana and has additional warehousing, distribution and manufacturing facilities in Jasonville, Loogootee, Mooresville and Worthington, Indiana, Sparks, Nevada, and London, Ontario, Canada. Woods manufactures and distributes consumer electric corded products and supplies electrical/electronic accessories. These products are sold to retailers principally located in the United States and Canada.


Maintenance Products Group
--------------------------

     The group's principal business is the manufacture, distribution, packaging and sale of sanitary maintenance supplies, abrasives and stains. The group accounted for 25% of the Company's consolidated sales in 1997. The manufacturer of stain is the only business in this group that experiences seasonal sales trends. All have a number of competitors, some of which are larger and have greater financial resources. The four business units comprising this group are described below:

     Glit/Microtron Abrasives. Glit/Microtron, headquartered in Wrens, Georgia, also has a manufacturing facility in Pineville, North Carolina, and a sales office in Mississauga, Ontario, Canada. Glit/Microtron manufactures nonwoven floor maintenance pads, scouring pads and sponges, and specialty abrasive products for cleaning and finishing. Products are sold primarily to the sanitary maintenance, restaurant supply and consumer markets. In addition, Glit/Microtron manufactures a line of wood sanding products which are sold through retail stores across the United States and Canada. Consumer products are marketed under the brand names Hannah's Helper and Kleenfast through supermarkets and drug and variety stores.

     Gemtex Abrasives. Gemtex, which was acquired by Katy in August of 1995, is headquartered in Etobicoke, Ontario, Canada and has an additional manufacturing plant in Buffalo, New York. Gemtex is a manufacturer of fibre disk and distributor of coated abrasives for the automotive, industrial and retail markets.

     Duckback Products, Inc. Located in Chico, California, Duckback is a manufacturer of high-tech exterior transparent stains, coatings and water repellents. These products are sold under the trade names Superdeck, Supershade and Fightback.

     Loren Products. Loren, which was acquired by Katy in August of 1997, is headquartered in Lawrence, Massachusetts. Loren is a manufacturer and distributor of cleaning and abrasive products for the industrial markets and building products for the consumer markets. Loren markets its institutional products under the brand names of Brillo and Boraxo, as well as some private label products.


Discontinued Operations
-----------------------

     The group's business is the manufacture of machinery for the cookie sandwich, food processing and wood working industries. Other businesses in the group manufacture testing and recording devices for the transportation industry, and another produces gauging and control systems for the metalworking industry. Note that the group's sales are excluded from the Statements of Consolidated Operations for all periods presented therein; see Note 3 to Consolidated Financial Statements for further discussion. The companies in this group do not experience seasonal sales trends. All the companies in this group have a number of competitors, some of which are larger and have greater financial resources. The five business units comprising this group are described below:

     Airtronics. Airtronics, which is located in Elgin, Illinois, supplies the metalworking industry with engineered gauging and control systems. In addition, Airtronics rebuilds and resells centerless grinding machines.

     Beehive Machinery , Inc. Located in Sandy, Utah, Beehive is a leading manufacturer in the specialized field of mechanical meat and food separation equipment for the food processing industry. Approximately 50% of Beehive's sales are made outside the United States. On July 14, 1997, the Company completed its divestiture of Beehive. See Note 2 to Consolidated Financial Statements for further discussion.

     Bach-Simpson, Ltd. Bach Simpson is a manufacturer of transportation test and monitoring system equipment, speed indicators, fuel gauges and specialized diagnostic and testing products. Primary markets served are the railroad and general industrial markets. Bach Simpson is located in London, Ontario, Canada.

     Diehl Machines, Inc. Diehl, located in Wabash, Indiana, is a pioneer in the production of ripsaws, veneer splicers, automatic lathes and moulders. Primary customers are in the millwork industry and manufacturers of doors, windows, cabinets and furniture.

     Peters Machinery Company.   Peters, which designs and manufactures
proprietary machinery for producing cookie and cracker sandwiches, is located in Chicago, Illinois. Approximately 70% of Peters' sales are made outside the United States.


Other Operations to be Disposed Of
----------------------------------

     These business lines operate cold storage facilities, operate a waste-to-energy facility, provide specialty metal products to a wide range of high-tech industries, and harvest shrimp. Note that the sales of these operations are excluded from the 1997 Statement of Consolidated Operations, see Note 3 to Consolidated Financial Statements for further discussion. The companies in this group do not experience seasonal sales trends. All of these companies have a number of competitors, with the exception of Savannah Energy Systems Company, some of which are larger and have greater financial resources. The four businesses comprising the other operations to be disposed of are described below:

     Bee Gee Holding Company, Inc. This company harvests shrimp off the coast of South America. Katy's investment in this company is an equity investment. See Note 5 to Consolidated Financial Statements.

     C.E.G.F. (USA), Inc. This 95% owned company is headquartered in Plant City, Florida, and operates refrigeration and cold storage facilities in Plant City, Florida and in Houston, Texas. The facilities serve the needs of a variety of firms in the frozen food, grocery and seafood industries.

     Hamilton Precision Metals, Inc. Hamilton, located in Lancaster, Pennsylvania, rerolls a wide range of precision metal strip and foil for the medical, electronics, aerospace and computer industries. The company's products are used in a wide range of high-tech applications.

     Savannah Energy Systems Company. Savannah Energy owns and operates a waste-to-energy facility in Savannah, Georgia.


Investments, at equity
----------------------

     Katy has an investment, at equity, in one other company. Schon & Cie, AG ("Schon"), located in Germany, manufactures a wide range of mechanical and programmable four post, web and flat bed die-cutting equipment and shoe manufacturing machines. Schon has a number of competitors, some of which are larger and have greater financial resources. For additional information related to investments, reference is made to Notes 5 and 14 to Consolidated Financial Statements in this report, which information is included in Part II,
Item 8.

Customers
---------

     Katy is dependent upon one customer for approximately 15% of annual sales. Katy is not dependent on any other single customer for a material portion of its overall business.

Backlog
-------

     The Company's aggregate backlog position as of the end of 1997 was $13,200,000. The orders are firm and are expected to be shipped during 1998.

Competition
-----------

Electrical/Electronics

     The Company is subject to strong competition in the industry and markets they serve. There are numerous other organizations competing for market share and the industry continues to experience intense price pressures. The Company believes that it has established itself as a strong provider of quality products and service in these markets and is able to compete with the price pressures of larger manufacturers and distributors of similar products.

Maintenance Products

     The Company competes for market share with several competitors in this industry. The Company believes that it has established long standing relationships with its major customers based on high quality products and service, while continuing its position of being a low cost provider in this industry.


Raw Materials
-------------

     Katy's operations have not experienced significant difficulty in obtaining raw materials, fuels, parts or supplies for their activities during the most recent fiscal year, but no prediction can be made as to possible future supply problems or production disruptions resulting from possible shortages.

Employees
---------

     As of December 31, 1997, Katy employed 1,907 people, of which 1,516 related to the Company's continuing businesses. Approximately 135 employees of the Company were members of various unions. Katy's labor relations are generally satisfactory and there have been no strikes in recent years that have materially affected its operations.

Regulatory and Environmental Matters
------------------------------------

     Katy does not anticipate that federal, state or local environmental laws or regulations will have a material adverse effect on its consolidated operations or financial position. Katy anticipates making additional expenditures for environmental control facilities during 1998, in accordance with terms agreed upon with the United States Environmental Protection Agency and various state environmental agencies. (See Part II, Item 7 - Environmental and Other Contingencies)

Licenses, Patents and Trademarks
--------------------------------

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


Item 2.  PROPERTIES
-------------------

     As of December 31, 1997, Katy's total building floor area owned or leased was 2,264,000 square feet, of which 1,109,000 square feet were owned and 1,155,000 square feet were leased. The following table shows by industry segment a summary of the size (in square feet) and character of the various facilities included in the above totals together with the location of the principal facilities.


Industry Segment                                      Owned   Leased   Total
----------------                                      -----   ------   -----
(in thousands of square feet)

Electrical/Electronic - primarily plant and
  office facilities with principal facilities
  located in Rockford, Illinois; Taipei, Taiwan;
  Chicago, Illinois; and Carmel, Indianapolis,
  Jasonville, Loogootee, Mooresville, and
  Worthington, Indiana; Sparks, Nevada, and
  London, Ontario, Canada                               231      697     928

Maintenance Products - primarily
  plant and office facilities with principal
  facilities located in Chico, California; Wrens,
  Georgia; Pineville, North Carolina; Buffalo,
  New York; Lawrence, Massachusetts and
  Etobicoke, Mississauga, Ontario, Canada               230      445     675

Discontinued Operations - primarily plant and
  office facilities with principal facilities located
  in Elgin and Chicago, Illinois; Wabash and
  Elkhart, Indiana and London, Ontario, Canada          250        0     250

Other Operations to be Disposed Of - primarily plant
  and office facilities with principal facilities
  located in Plant City, Florida; Houston, Texas;
  Lancaster, Pennsylvania and Savannah, Georgia         398        0     398

Corporate - office facilities in Englewood,
  Colorado                                                0       13      13

     All properties used in operations are owned or leased and are suitable and adequate for Katy's operations. It is estimated that approximately 95% of these properties are being utilized.


Item 3.  LEGAL PROCEEDINGS
--------------------------

     Except as set forth below, no cases or legal proceedings are pending against Katy, other than ordinary routine litigation incidental to Katy and its businesses and other non-material cases and proceedings.

1.   Environmental Claims
     --------------------

     (a) Administrative Order on Consent - W.J. Smith Wood Preserving Company and Katy Industries, Inc., U.S. EPA Docket No. RCRA-VI-7003-93-02 and Texas Water Commission Administrative Enforcement Action.

     (b) Notice of Claim - Medford, Oregon.

     (c) Demand for Indemnification - Londonderry, New Hampshire.


     The "W.J. Smith" case, matter (a) above, originated in the 1980's when the United States and the State of Texas, through the Texas Water Commission ("TWC"), initiated environmental enforcement actions against W.J. Smith alleging that certain conditions on the W.J. Smith property (the "Property") violated environmental laws. Following such enforcement actions, W.J. Smith engaged in a series of cleanup activities on the W.J. Smith property and implemented a groundwater monitoring program.

     In 1993, TWC referred the entire matter to the United States Environmental Protection Agency ("USEPA"), which initiated a Unilateral Administrative Order Proceeding under Section 7003 of the Resource Conservation and Recovery Act ("RCRA") against W.J. Smith and Katy. The proceeding requires certain actions at the site and certain off-site areas, as well as development and implementation of additional cleanup activities to mitigate off-site releases. In December 1995, W.J. Smith, Katy and USEPA agreed to resolve the proceeding through an Administrative Order on Consent under Section 7003 of RCRA.
Pursuant to the Order, W.J. Smith is currently implementing a cleanup to mitigate off-site releases.

     Since 1990, the Company has spent in excess of $5,500,000 in undertaking cleanup and compliance activities in connection with this matter and has established a reserve, in excess of $2,000,000, for future such activities. The Company believes that the amount reserved will be adequate; however, total cleanup and compliance costs cannot be determined at this time.

     Concerning matter (b) above, by letter dated August 20, 1993, a claim was asserted by Balteau Standard, Inc. ("Balteau") against Katy concerning PCB contamination at the Medford, Oregon facility of the former Standard Transformer division of American Gage. Balteau demanded that Katy accept financial responsibility for investigation and cleanup costs incurred as a result of the PCB contamination. Katy and Balteau agreed to share such costs. Pursuant to such agreement, Katy paid 65% of the first $2,000,000 of such costs and agreed to pay 50% of such costs to the extent that they exceed $2,450,000. Since it executed the cost sharing agreement, Katy has paid approximately $1,428,000 in cleanup costs. Katy believes the cleanup plan has been successful and has requested that the Oregon Department of Environmental Quality inspect and approve the remediation work. Katy has received such approval with respect to a portion of the cleanup plan. Further monitoring of groundwater and testing and cleanup of adjacent property may be required before approval can be obtained with respect to the remainder of the plan. Pending such approval, the liability of Katy and its subsidiary cannot be determined at this time.

     Concerning matter (c) above, pursuant to an agreement executed in connection with the sale of assets of JEI Liquidating, Inc., a Katy subsidiary, Katy has agreed to defend and indemnify the buyer of such assets, Allard Industries, Inc. ("Allard"), in the case captioned "United States v. Exxon, et al." in U.S. District Court, D.N.H., consolidated nos. C-92-486; C-93-95-L; C-94-148-Lcas. The case concerns the disposal of hazardous substances at a landfill site in Londonderry, New Hampshire, at which JEI Liquidating Inc. allegedly disposed of hazardous substances from its Manchester, New Hampshire facility. The case arises under the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"), under which generators and transporters of hazardous substances are generally held to be jointly and severally liable for the cleanup of those substances when released into the environment.

     The parties to the litigation have reached a settlement in principle, the specific terms of which are being negotiated in a Consent Decree. Under the expected Consent Decree, Allard/Katy will pay approximately $287,000 and perform no future work at the site, subject to limited re-openers. In exchange, Allard and Katy will receive a release and contribution protection. Honeywell Inc., a former owner and operator of JEI Liquidating Inc.'s Manchester, New Hampshire facility, has agreed in principle to pay $40,000 of Allard/Katy's settlement under the Consent Decree. Pending entry of the Consent Decree and receipt of a release, Katy's liability cannot be determined at this time.

     In addition to the claims specifically identified above, the Company and certain of its current and former direct and indirect corporate predecessors, subsidiaries and divisions have been identified by USEPA, state environmental agencies and private parties as potentially responsible parties at a number of waste disposal sites under CERCLA or equivalent state laws, and, as such, may be liable for the costs of cleanup and other remedial activities at these sites. The costs involved in these matters are, by nature, difficult to estimate and subject to substantial change as litigation or negotiations with the United States, states and other parties proceed. While ultimate liability with respect to these matters is not easily determinable, the Company believes that its ultimate liability with respect to such matters will not be material and has recorded and accrued amounts that it deems reasonable for such prospective liabilities.

2. "Banco del Atlantico, S.A. v. Woods Industries, Inc., et al.", Civil Action No. L-96-139 (U.S. District Court, Southern District of Texas).

     In December 1996, Banco del Atlantico, a bank located in Mexico, filed a lawsuit against Woods Industries, Inc. ("Woods"), a subsidiary of the Company, and against certain past and then present officers and directors and former owners of Woods, alleging that the defendants participated in a violation of the Racketeer Influenced and Corrupt Organizations Act involving allegedly fraudulently obtained loans from Mexican banks, including the plaintiff, and "money laundering" of the proceeds of the illegal enterprise. The plaintiff also alleges that it made loans to an entity controlled by certain officers and directors based upon fraudulent representations. The plaintiff seeks to hold Woods liable for its alleged damage under principles of respondeat superior and successor liability. The plaintiff is claiming damages in excess of $24,000,000 and is requesting treble damages under the statutes. The defendants have filed a motion, which has not been ruled on, to dismiss this action on jurisdictional grounds. Because the litigation is in preliminary stages, it is not possible at this time for the Company to determine an outcome or reasonably estimate the range of potential exposure. Katy may have recourse against the former owner of Woods and others for, among other things, violations of covenants, representations and warranties under the purchase agreement, and under state, federal and common law. In addition, the purchase price under the purchase agreement may be subject to adjustment as a result of the claims made by Banco del Atlantico. The extent or limit of any such recourse cannot be predicted at this time.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

     There were no matters submitted to a vote of security holders during the fourth quarter of 1997.


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

                                                                 Cash
                                                              Dividends
Period                                 High        Low         Declared
------                                 ----        ---         --------
1997
  First Quarter                     $  16        $ 13 1/2       $.075
  Second Quarter                       17 1/4      14 1/2        .075
  Third Quarter                        18          14 15/16      .075
  Fourth Quarter                       20 3/8      17 3/8        .075

1996
  First Quarter                     $  13 3/4    $  9 3/4       $.075
  Second Quarter                       15 1/8      12 1/2        .075
  Third Quarter                        14 5/8      10 7/8        .075
  Fourth Quarter                       14 7/8      10 3/4        .075

     Dividends are paid at the discretion of the Board of Directors and are reviewed on an annual basis.

     As of March 25, 1998, there were 907 record holders of the Common Stock and there were 8,280,169 shares of Common Stock outstanding.


Item 6.  SELECTED FINANCIAL DATA
--------------------------------

                                             Years Ended December 31,
                                             ------------------------

                                  1997      1996      1995      1994      1993
                                  ----      ----      ----      ----      ----
                       (Thousands of dollars, except per share data and ratios)

Net sales                     $274,033  $156,024  $136,093  $124,928  $138,300
Income (loss) from
 continuing operations           9,643    12,763    26,427   (10,551)    3,022

Earnings (loss) per share from
 continuing operations - Basic   $1.16     $1.53     $2.94    $(1.17)    $ .33
Earnings (loss) per share from
 continuing operations - Diluted $1.15     $1.53     $2.94    $(1.17)    $ .33

Net income (loss)
 Continuing segments -
   businesses to be retained  $  8,890  $  4,725  $  4,069   $   405  $  3,294
 Unusual items                     387     6,685    22,520   (12,864)   (1,418)
 Operations to be disposed of      366     1,353      (162)    1,908     1,146
 Discontinued operations         1,959       953     2,144     1,708    (4,562)
                                ------    ------    ------    ------    ------
    Net income (loss)          $11,602   $13,716   $28,571   $(8,843)  $(1,540)
                                ======    ======    ======    ======    ======

Earnings (loss) per share - Basic
 Continuing segments             $1.07    $  .57    $  .45   $   .04   $   .36
 Unusual items                     .05       .80      2.51     (1.42)     (.16)
 Other operations to be
   disposed of                     .04       .16      (.02)      .21       .13
 Discontinued operations           .24       .11       .24       .19      (.50)
   Earnings (loss)                ----      ----      ----      ----      ----
    per common share             $1.40     $1.64     $3.18    $(0.98)   $(0.17)
                                  ====      ====      ====      ====      ====

Earnings (loss) per share - Diluted
 Continuing segments             $1.06    $  .57    $  .45    $  .04    $  .36
 Unusual items                     .05       .80      2.51     (1.42)     (.16)
 Other operations to be
   disposed of                     .04       .16      (.02)      .21       .13
 Discontinued operations           .23       .11       .24       .19      (.50)
   Earnings (loss)                ----      ----      ----      ----      ----
     per common share            $1.38     $1.64     $3.18    $(0.98)   $(0.17)
                                  ====      ====      ====      ====      ====

Cash flows from
  operating activities          14,422    22,524     7,620     8,418    (1,844)
Total assets [a]               235,573   235,377   225,412   203,142   330,225
Total liabilities and
  minority interest             96,402   105,331    95,082    92,364    86,459
Shareholders' equity           139,171   130,046   130,330   110,778   243,766
Long-term debt,
  excluding current portion [a]  9,948     8,582     9,346    10,572     4,289
Depreciation and
  amortization [a]               4,568     5,505     5,949     6,049     5,716
Capital expenditures            10,699     5,319     9,163     4,105     4,278
Working capital [a]            103,252   107,571    96,425    50,041   175,075
Ratio of debt to
  total debt and equity           7.1%      6.6%     15.8%     15.9%      6.7%
Shareholders' equity per share   16.81     15.78     14.94     12.21     27.03
Return on average
  shareholders' equity            8.6%     10.5%     23.7%     (5.0%)     (.6%)

Weighted average common
  shares outstanding - Basic 8,272,836 8,339,189 8,984,513 9,031,541 9,017,387
Shareholders of record             907     1,351     1,410     1,471     1,560
Number of employees              1,907     2,049     1,109     1,285     1,506
Cash dividends declared per share $.30      $.30      $.25  $14.1875      $.25

[a] Total assets includes $15,552 of net assets from discontinued operations and $37,546 of net assets from operations to be disposed of for 1997 and $18,395 of net assets from discontinued operations for 1996. Long-term debt includes $9,948 from operations to be disposed of for 1997. Depreciation and amortization includes $681 and $747 from discontinued operations for 1997 and 1996, respectively. Depreciation and amortization includes $2,392 from other operations to be disposed of for 1997. Working capital includes $10,588 and $12,569 of net current assets from discontinued operations for 1997 and 1996, respectively. Working capital also includes $6,692 of net current assets of other operations to be disposed of for 1997. See Notes 2 and 3 to Consolidated Financial Statements.


Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         ---------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------


Results of Operations
---------------------

     For purposes of this discussion and analysis section, reference is made to the table below and the Company's Statements of Consolidated Operations (included in Part II, Item 8). Pursuant to the Company's recently announced plan of divestiture and reorganization, Katy now operates two principal operating groups: Electrical/Electronic and Maintenance Products. Under the divestiture plan, Katy intends to dispose of its entire previously reported Machinery Manufacturing Group and, accordingly that group has been reported as "Discontinued operations" in the Statements of Consolidated Operations. The other businesses to be disposed of comprise only a portion of Katy's previously reported Distribution and Service Group and one of Katy's equity investments. The operations of these businesses have been reported as "Equity in income of other operations to be disposed of" in the 1997 Statement of Consolidated Operations. The Electrical/Electronic Group is primarily involved in the distribution of electrical and electronic components and nonpowered hand tools and the manufacture, distribution, packaging and sale of consumer electric corded products. The Maintenance Products Group produces sanitary maintenance supplies, abrasives and stains for the consumer, maintenance, automotive and industrial markets. For purposes of discussion and analysis, information for the discontinued operations and the other operations to be disposed of is presented below. Discontinued operations, which comprises all of the Company's previously reported Machinery Manufacturing Group, manufactures machinery for the cookie sandwich, food processing and wood working industries, manufactures testing and measuring instruments for the railroad and general industrial markets, manufactures recording devices for the transportation industry and manufactures gauging and control systems for the metalworking industry. The other operations to be disposed of, which comprise only a portion of the Company's previously reported Distribution and Service Group and one of the Company's equity investments, provide cold storage services, waste-to-energy services, produce specialty metal products for a wide range of high-tech industries, and harvest shrimp. Katy intends to seek additional acquisitions to grow its Electrical/Electronic and Maintenance Products segments.

The table below and the narrative which follows summarize the key factors in the year-to-year changes in operating results. The information provided below has been retroactively restated to reflect Katy's realignment of its operating units.

                                                     Years Ended December 31,
                                                     ------------------------
                                                   1997        1996        1995
                                                   ----        ----        ----
                                                      (Thousands of dollars)
Electrical/Electronic Group
---------------------------
  Net sales                                    $206,247     $75,448     $47,760
  Income from operations                         12,347       5,209       1,724
  Operating margin                                 6.0%        6.9%        3.6%
  Identifiable assets                            99,566      97,280      35,486
  Depreciation and amortization                    (445)        845         803
  Capital expenditures                            3,905         413         849

Maintenance Products Group
--------------------------
  Net sales                                     $67,786      $56,391    $44,434
  Income from operations                          6,328        4,794      4,712
  Operating margin                                 9.3%         8.5%      10.6%
  Identifiable assets                            46,333       31,065     29,665
  Depreciation and amortization                   1,854        1,745      1,318
  Capital expenditures                            1,234        1,235        953

Discontinued Operations
-----------------------
  Net sales                                     $31,537      $32,494    $35,176
  Income from operations                          3,046        1,566      3,828
  Operating margin                                 9.7%         4.8%      10.9%
  Identifiable assets                            18,486       22,843     25,558
  Depreciation and amortization                     681          747        697
  Capital expenditures                            1,252          884      1,275


Other Operations to be Disposed Of
----------------------------------
  Net sales                                     $21,558      $24,185    $43,899
  Income from operations                            966        3,607         36
  Operating margin                                 4.5%        14.9%       0.1%
  Identifiable assets                            44,189       43,510     46,250
  Depreciation and amortization                   2,392        2,014      2,957
  Capital expenditures                            4,267        2,605      5,920

Corporate
---------
  Corporate expenses                            $ 6,496      $ 5,640    $ 5,761
  Identifiable assets                            43,818       44,811     88,453
  Depreciation and amortization                      86          154        174
  Capital expenditures                               41          182        166

Company
-------
  Net sales [a]                                $327,128     $188,518   $171,269
  Income from operations [a]                     16,191        9,536      4,539
  Operating margin [a]                             4.9%         5.1%       2.7%
  Identifiable assets [a]                       252,392      239,509    225,412
  Depreciation and amortization [a]               4,568        5,505      5,949
  Capital expenditures                           10,699        5,319      9,163

[a] Company balances include amounts from both "Discontinued Operations" and "Other Operations to be Disposed of", whereas the Consolidated Financial Statements classify such amounts as "Discontinued Operations" and "Other Operations to be Disposed of" for 1997 and "Discontinued Operations" for both 1996 and 1995. See Note 3 to Consolidated Financial Statements for further discussion.


1997 Compared to 1996
---------------------

The Electrical/Electronic Group sales increased $130,799,000 or 173%. The increased sales were primarily due to the acquisition of Woods effective December 1996, offset partially by lower volumes in the distribution of electronic and electrical parts and accessories.

Operating income for the group increased $7,138,000 or 137%. The increase was primarily attributable to the increased sales volume associated with the acquisition of Woods, offset partially by lower margins in the distribution of electronic parts, accessories, components and nonpowered hand tool businesses. Lower margins in the above areas were a result of competitive pressure on selling prices and higher than expected material costs. Increased margins in the electric corded products and supplies business as a result of lower copper prices further contributed to the increased operating income.

Sales for the Maintenance Products Group increased $11,395,000 or 20%. The increase in sales was primarily associated with the acquisition of Loren Products, effective August 1997. Various sales promotions in the sanitary maintenance and stain businesses further contributed to the improvement.

Operating income for the group increased $1,534,000 or 32%. The improvement was primarily due to increased sales and increased margins in the sanitary maintenance business, complemented by the Loren acquisition, effective August 1997. Lower selling, general and administrative costs as a percentage of sales within the stain business further contributed to the increase.

Identifiable assets for the group increased during the year mainly as a result of the acquisition of Loren, effective August 1997.

Sales for Discontinued Operations decreased $957,000 or 3%. The decrease in sales was primarily a result of the disposition of Beehive effective July 1997, partially offset by increased sales in both the cookie sandwich and gauging and control system businesses.

Operating income for the group increased $1,480,000. Improved margins in wood processing machinery, cookie sandwich machinery, gauging and control systems, food separation equipment for the food processing industry, and testing and recording devices for the transportation industry were the primary reasons for the increase. Increased margins were a result of successful cost saving measures and favorable product mix in the wood processing and gauging and control system businesses. Lower selling, general and administrative costs as a percentage of sales for the wood processing and cookie sandwich businesses further contributed to the increase in operating income.

Identifiable assets decreased during the year mainly due to the disposition of Beehive in July of 1997.

Sales for the other operations to be disposed of decreased $2,627,000 or 11%. The decrease was primarily a result of decreased volume in the specialty metals and waste energy businesses, balanced partially by increased volume in the cold storage facility business.

Operating income for the group decreased $2,641,000 or 73%.   The decrease was
a result of lower sales volume in the previously mentioned businesses coupled with lower margins in the specialty metals, waste energy facility and cold storage facility businesses. These lower margins were a result of unfavorable product mix. Higher selling, general and administrative expenses as a percentage of sales in each of the above mentioned areas also contributed to the decrease in operating income.

Corporate expenses increased $856,000 or 15%. This increase was mainly a result of greater insurance costs and salary and compensation increases for 1997 as compared to 1996.

Identifiable assets at Corporate decreased slightly during the year mainly due to lower cash levels at year end.

Although the results of these operating groups can be significantly affected by the strength of the general economy, the Company believes that it has positioned itself well in segments that can be expanded both externally through acquisitions particularly in the electrical/electronic and maintenance products areas, and internally through new products, operational improvements and increased market penetrations.

Following is a discussion concerning other factors that affected the Company's net income.

Gross profit from continuing operations increased $28,834,000 as gross margins decreased to 28% from 30% in 1996 while selling, general and administrative expenses increased $24,625,000 in 1997 compared to the prior year. The increase in gross profit and slight decrease in gross margin is attributable to assuming a full year of operations from Woods, which essentially is a higher volume lower margin business than the existing businesses of the Company.
The increase in selling, general and administrative expenses is primarily due to the increase in sales volumes during 1997, offset partially by lower selling, general and administrative costs as a percentage of sales in the Maintenance Products Group.

Interest expense decreased $833,000 from 1996 primarily as a result of reclassifying the operations of C.E.G.F. (USA), Inc., including interest expense, into the line item "Equity in income of other operations to be disposed of" in the 1997 Statement of Consolidated Operations. Interest income decreased $1,196,000 during 1997 due to the Company maintaining less average cash and cash equivalent balances during 1997 compared to 1996.

Other, net in 1997 was income of $900,000 versus income of $1,074,000 in 1996. The decrease was a result of the Company receiving settlements from various insurance companies associated with environmental issues in the prior year.

Income from continuing consolidated operations before income taxes decreased to $14,565,000 in 1997 from $20,966,000 in 1996. This decrease relates primarily to the gain on sale of Union Pacific stock recognized in 1996, offset partially by increased operating income from both the Electrical/Electronic and the Maintenance Products Groups.

Provision for income taxes was $4,922,000 or an effective tax rate of 33.8% in 1997, and $7,639,000 or an effective rate of 36.4% in 1996. The effective tax rate in 1997 reflects the benefits obtained from the Woods acquisition effective December 1996.

Equity in income of unconsolidated affiliates increased $636,000 in 1997 primarily due to Bee Gee Holding Company improving upon an unfavorable year in 1996. Note that the income from this equity investment has been included within the line item "Equity in income of other operations to be disposed of" on the Statement of Consolidated Operations for 1997. See Note 5 to Consolidated Financial Statements.


1996 Compared to 1995
---------------------

The Electrical/Electronic Group sales increased $27,688,000 or 58%. The increased sales were primarily due to the acquisition of GC Thorsen effective March 31, 1995, which provided an additional increase due to having a full year of operations and increased market penetration during 1996. The acquisition of Woods, effective December 1996, also contributed to the group's increase.

Operating income for the group increased $3,485,000 or 202%. Improved margins, a full year of operations at GC Thorsen and operating income generated at Woods during December 1996 were the primary reasons for the improvement.

The increase in identifiable assets for the group was due mainly to the acquisition of Woods in December 1996.

Sales for the Maintenance Products Group increased $11,957,000 or 27%. The increased sales was a result of experiencing a full year of sales from Gemtex, which was acquired in August 1995, and increased sales throughout product lines from existing businesses.

Operating income for the group increased $82,000 or 2%. The minor improvement was due to a full year of operations at Gemtex. Operating income remained relatively comparable to the prior year for the remaining businesses in the group.

Sales for Discontinued Operations decreased $2,682,000 or 8%. The decrease was primarily due to lower volumes in wood processing machinery, gauging and control systems, and testing and recording devices for the transportation industry. The decrease was partially offset by increased sales in the cookie sandwich business.

Operating income for the group decreased $2,262,000 or 59%. The decrease was primarily due to both lower volumes in the above mentioned businesses and lower margins in each of the groups' businesses.

Sales for the other operations to be disposed of decreased $19,714,000 or 45%. The deconsolidation of the Schon Group and the disposition of B. M. Root during 1995 were the primary reasons for the decrease.

Operating income for the group increased $3,571,000. Losses at the Schon Group during 1995 were the primary factor in this improvement during the year.

Corporate expenses in 1996 decreased slightly from 1995 primarily due to lower legal and audit fees.

Identifiable assets at Corporate decreased during the year mainly due to lower cash levels at year end, as a result of the Woods acquisition in December of 1996.

Although the results of these operating groups can be significantly affected by the strength of the general economy, the Company believes that it has positioned itself well in segments that can be expanded both externally through acquisitions particularly in the electrical/electronic and maintenance products areas, and internally through new products, operational improvements and increased market penetrations.

Following is a discussion concerning other factors that affected the Company's net income.

Gross profit increased $9,479,000 as gross margins improved to 30% from 28% in 1995 while selling, general and administrative expenses increased $1,064,000 in 1996 compared to the prior year. The increase in gross profit and increase in gross margin percentage was due to the acquisition of GC Thorsen effective March 1995, which provided an additional increase due to having a full year of operations and increased market penetration during 1996, the result of experiencing a full year of operations from Gemtex, which was acquired in August 1995 and the acquisition of Woods, effective December 1996. The increase in selling, general and administrative expenses is mainly due to the increase in sales volumes during 1996.

Interest expense decreased $1,324,000 from 1995 as the Company had no outstanding short-term borrowings and lower long-term debt. Borrowings in 1995 were incurred in connection with the GC Thorsen acquisition. Interest income increased $1,463,000 during 1996 due to the Company maintaining higher average cash and cash equivalent balances during 1996 compared to 1995.

During 1996, the Company sold 250,000 shares of Union Pacific Corporation common stock and 97,938 shares of Union Pacific Resources Corporation common stock, resulting in a pre-tax gain of $10,612,000. During 1995, the Company sold 248,566 shares of Union Pacific Corporation common stock, resulting in a pre-tax gain of $7,675,000. Also in 1995, the Company sold one-half of its 75% interest in Schon. In connection with the sale, the Company recorded a gain of $4,920,000 reflecting the reversal of previously recorded losses of Schon.

Other, net in 1996 was income of $1,074,000 versus income of $4,890,000 in 1995. In 1995, the Company received settlements from various insurance companies in the amount of $2,846,000 in settlement of claims associated with environmental issues. During 1996 the Company recognized $304,000 of income due to similar settlements. During 1996, the Company recognized approximately $150,000 of dividend income as compared to $650,000 for 1995.

Income from continuing consolidated operations before income taxes increased to $20,966,000 in 1996 from $14,729,000 in 1995. The $6,237,000 increase was primarily the result of a larger gain on the sale of Union Pacific stock in 1996 than in 1995, complemented with increased operating income from both the Electrical/Electronic Group and the Other Operations to be Disposed Of.

Provision for income taxes was $7,639,000 or an effective rate of 36.4% in 1996, and $2,511,000 or an effective rate of 17.0% in 1995. The 1995 effective tax rate reflects the fact that the gains on the Schon sale were not tax effected, since the losses had not previously provided a tax benefit.

Equity in income of unconsolidated affiliates decreased $14,773,000 in 1996 due to the gain in 1995 recognized on the sale of Syroco, Inc. by Syratech, and the tax benefit realized from the reversal of taxes previously provided on Katy's share of Syratech's income, which is no longer required because of the sale of WSC Liquidating and Katy's holdings of Syratech stock.


Liquidity and Capital Resources
-------------------------------

     Combined cash and cash equivalents decreased $4,012,000 to $22,327,000 on December 31, 1997, from $26,339,000 on December 31, 1996, mostly due to the Loren acquisition. Current ratios were 2.83 to 1.00 and 2.96 to 1.00 at December 31, 1997 and 1996, respectively. Working capital decreased $4,319,000 to $103,252,000 on December 31, 1997, from $107,571,000 on December 31, 1996.
This decrease is primarily attributable to the previously mentioned cash and cash equivalents decrease in 1997.

     On January 2, 1996, Katy's board authorized the Company to repurchase an additional 500,000 shares of Katy common stock, bringing the total authorization to 900,000 shares. Katy repurchased 352,200 of its common shares in 1995, 509,800 in 1996 and 38,000 in 1997, thereby completing the repurchase program.

     Katy has authorized and expects to commit approximately $18,681,000, of which $9,276,000 will be expended by the Company's ongoing operations, for capital projects in 1998, exclusive of acquisitions, if any, and expects to meet these capital expenditure requirements through the use of available cash and internally generated funds. The Company continues to search for appropriate acquisition candidates, and may obtain all or a portion of the financing for future acquisitions through its new unsecured $80 million credit agreement agented by Bank of America.

     At December 31, 1997, Katy had short and long-term indebtedness of $10,628,000, secured by assets of its cold storage company. Total debt was 7.1% of total debt and equity at December 31, 1997. This debt has been classified within the line item "Net assets of other operations to be disposed of" on the Consolidated Balance Sheet. See Note 6 to Consolidated Financial Statements for further discussion.

     Management continuously reviews each of its businesses. As a result of these ongoing reviews, management may determine to sell certain companies and may augment its remaining businesses with acquisitions. When sales do occur, management anticipates that funds from these sales will be used for general corporate purposes or to fund acquisitions. Acquisitions may also be funded through cash balances, available lines of credit and future borrowings. See Notes 2 and 3 to Consolidated Financial Statements for further discussion.

New Accounting Pronouncements
-----------------------------

     In February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits". This statement revises employers' disclosures about pension and other postretirement benefit plans and standardizes the disclosure requirements to the extent practicable. This statement is effective for the Company's financial statements for the year ending December 31, 1998. The Company does not expect the adoption of SFAS 132 to materially impact the financial statement presentation.

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement establishes standards for the way public business enterprises report information about operating segments. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. This statement is effective for the Company's financial statements for the year ending December 31, 1998. The Company does not expect the adoption of SFAS 131 to materially impact the financial statement presentation.

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". This statement establishes standards for reporting and display of comprehensive income in financial statements. Under this statement, all components of comprehensive income shall be reported in the financial statements for the period in which they are recognized. This statement divides comprehensive income into net income and other comprehensive income. Other comprehensive income shall be classified separately into foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities. The accumulated balance of other comprehensive income shall be reported in the equity section of the balance sheet separately from retained earnings and additional paid-in-capital. This statement is effective for the Company's financial statements for the year ending December 31, 1998 and the Company does not expect the adoption of SFAS 130 to materially impact the financial statement presentation.

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share".
This statement establishes standards for computing and presenting earnings per share ("EPS") and applies to all entities with publicly held common stock or potential common stock. This statement replaces the presentation of primary EPS and fully diluted EPS with a presentation of basic EPS and diluted EPS, respectively. Basic EPS excludes dilution and is computed by dividing earnings available to common stockholders by the weighted-average number of common shares outstanding for the period. Similar to fully diluted EPS, diluted EPS reflects the potential dilution of securities that could share in the earnings. This statement is effective for the Company's financial statements for the year ended December 31, 1997 and has been adopted, resulting in the restatement of earnings per share for all prior periods. Details regarding Earnings Per Share are disclosed at Note 4 to Consolidated Financial Statements.


Environmental and Other Contingencies
-------------------------------------

     In December 1996, Banco del Atlantico, a bank located in Mexico, filed a lawsuit against Woods Industries, Inc. ("Woods"), a subsidiary of the Company, and against certain past and then present officers and directors and former owners of Woods, alleging that the defendants participated in a violation of the Racketeer Influenced and Corrupt Organizations Act involving allegedly fraudulently obtained loans from Mexican banks, including the plaintiff, and "money laundering" of the proceeds of the illegal enterprise. The plaintiff also alleges that it made loans to an entity controlled by certain officers and directors based upon fraudulent representations. The plaintiff seeks to hold Woods liable for its alleged damage under principles of respondeat superior and successor liability. The plaintiff is claiming damages in excess of $24,000,000 and is requesting treble damages under the statutes. The defendants have filed a motion, which has not been ruled on, to dismiss this
action on jurisdictional grounds.   Because the litigation is in preliminary
stages, it is not possible at this time for the Company to determine an outcome or reasonably estimate the range of potential exposure. Katy may have recourse against the former owner of Woods and others for, among other things, violations of covenants, representations and warranties under the purchase agreement, and under state, federal and common law. In addition, the purchase price under the purchase agreement may be subject to adjustment as a result of the claims made by Banco del Atlantico. The extent or limit of any such recourse cannot be predicted at this time.

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

     The Company and certain of its current and former direct and indirect corporate predecessors, subsidiaries and divisions have been identified by the United States Environmental Protection Agency, state environmental agencies and private parties as potentially responsible parties ("PRPs") at a number of hazardous waste disposal sites under the Comprehensive Environmental Response, Compensation and Liability Act ("Superfund") or equivalent state laws and, as such, may be liable for the cost of cleanup and other remedial activities at these sites. Responsibility for cleanup and other remedial activities at a Superfund site is typically shared among PRPs based on an allocation formula. The means of determining allocation among PRPs is generally set forth in a written agreement entered into by the PRPs at a particular site. An allocation share assigned to a PRP is often based on the PRP's volumetric contribution of waste to a site. Under the federal Superfund statute, parties are held to be jointly and severally liable, thus subjecting them to potential individual liability for the entire cost of cleanup at the site. The Company is also involved in remedial response and voluntary environmental cleanup at a number of other sites which are not currently the subject of any legal proceedings under Superfund, including certain of its current and formerly owned manufacturing facilities. Based on its estimate of allocation of liability among PRPs, the probability that other PRPs, many of whom are large, solvent, public companies, will fully pay the costs apportioned to them, currently available information concerning the scope of contamination, estimated remediation costs, estimated legal fees and other factors, the Company has recorded and accrued for indicated environmental liabilities in the aggregate amount of approximately $4,405,000 at December 31, 1997. The ultimate cost will depend on a number of factors and the amount currently accrued represents management's best current estimate of the total cost to be incurred. The Company expects this amount to be substantially paid over the next one to four years.

     The most significant environmental matters in which the Company is currently involved are as follows:

     1. In 1993, the United States Environmental Protection Agency ("USEPA") initiated a Unilateral Administrative Order Proceeding under Section 7003 of the Resource Conservation and Recovery Act ("RCRA") against W.J. Smith and Katy. The proceeding requires certain actions at the site and certain off-site areas, as well as development and implementation of additional cleanup activities to mitigate off-site releases. In December 1995, W.J. Smith, Katy and USEPA agreed to resolve the proceeding through an Administrative Order on Consent under
        Section 7003 of RCRA. Pursuant to the Order, W.J. Smith is currently implementing a cleanup to mitigate off-site releases.

     2. During 1995, the Company reached agreement with the Oregon Department of Environmental Quality ("ODEQ") as to a cleanup plan for PCB contamination at the Medford, Oregon facility of the former Standard Transformer division of American Gage. The plan called for the Company to provide a trust fund of $1,300,000 to fund cleanup costs at the site. These funds were expended in 1995. The plan also called for the present occupants of the site, Balteau Standard, Inc. to provide the next $450,000 of cost, with any additional costs to be shared equally between the two parties. Balteau Standard has paid the next $450,000 and the parties are now sharing equally in cleanup costs. Katy believes the cleanup plan has been successful and has requested that the ODEQ inspect and approve the remediation work. Katy has received such approval with respect to a portion of the cleanup plan. Further monitoring of groundwater and testing and cleanup of adjacent property may be required before approval can be obtained with respect to the remainder of the plan. Pending such approval, the liability of Katy and its subsidiary cannot be determined at this time.

     3. Pursuant to an agreement executed in connection with the sale of assets of JEI Liquidating, Inc., a Katy subsidiary, Katy has agreed to defend and indemnify the buyer of such assets, Allard Industries, Inc. ("Allard"), in the case captioned "United States v. Exxon, et al." in U.S. District Court, D.N.H., consolidated nos. C-92-486; C-93-95-L; C-94-148-Lcas. The case concerns the disposal of hazardous substances at a landfill site in Londonderry, New Hampshire, at which JEI Liquidating Inc. allegedly disposed of hazardous substances from its Manchester, New Hampshire facility. The case arises under the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"), under which generators and transporters of hazardous substances are generally held to be jointly and severally liable for the cleanup of those substances when released into the environment.
        The parties to the litigation have reached a settlement in principle, the specific terms of which are being negotiated in a Consent Decree. Under the expected Consent Decree, Allard/Katy will pay approximately $287,000 and perform no future work at the site, subject to limited re-openers. In exchange, Allard and Katy will receive a release and contribution protection. Honeywell Inc., a former owner and operator of JEI Liquidating Inc.'s Manchester, New Hampshire facility, has agreed in principle to pay $40,000 of Allard/Katy's settlement under the Consent Decree. Pending entry of the Consent Decree and receipt of a release, Katy's liability cannot be determined at this time.

     Although management believes that these actions individually and in the aggregate are not likely to have a material adverse effect on the Company, further costs could be significant and will be recorded as a charge to operations when such costs become probable and reasonably estimable.


Other
-----

     Katy's 1998 operating plan of the continuing segments indicates a slight improvement in results compared to those reported in 1997. However, the plan reflects lower results in the first and second quarter of 1998 from continuing segments compared to the year earlier periods. The plan for the third and fourth quarter of 1998 exceed the year earlier periods and allows for an improved year to year result. The plan allows for possible loss of business in the early part of 1998 in the Electrical/Electronic segment due to numerous product line reviews required by our customers.

     The inability of computers, software and other equipment utilizing microprocessors to recognize and properly process data fields containing a 2 digit year is commonly referred to as the Year 2000 Compliance issue. This could result in a system failure or cause disruption to operations.

     In 1996, the Company initiated a process of reviewing its systems to determine whether the year 2000 would have a significant impact on the Company. The review process has indicated that all systems are either year 2000 compliant or will be within the next year. As a result of this review process, management has determined that the year 2000 issue will not pose significant operational problems for its computer systems and accordingly, all costs associated with this conversion are being expensed as incurred.

     Some of the statements in this Form 10-K, as well as statements by the Company in periodic press releases, oral statements made by the Company's officials to analysts and shareholders in the course of presentations about the Company and conference calls following earning releases, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.


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


/S/ John R. Prann, Jr.
----------------------
John R. Prann, Jr.
President and Chief Executive Officer


/S/ Stephen P. Nicholson
------------------------
Stephen P. Nicholson
Vice President, Finance and Chief Financial Officer




                          INDEPENDENT AUDITORS' REPORT

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
KATY INDUSTRIES, INC.


We have audited the accompanying consolidated balance sheets of Katy Industries, Inc. and subsidiaries (the "Company") as of December 31, 1997 and 1996, and the related statements of consolidated operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Katy Industries, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.



DELOITTE & TOUCHE LLP

Denver, Colorado
January 27, 1998



                     KATY INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                     ------

As of December 31,                                            1997        1996
                                                              ----        ----
                                                         (Thousands of dollars)

CURRENT ASSETS:

  Cash and cash equivalents - Note 1                      $ 22,327    $ 26,339
  Accounts receivable, trade, net of allowance
    for doubtful accounts of $708 and $1,012                47,914      46,379
  Notes and other receivables, net of allowance
    for doubtful notes of $410 and $329                      2,263       1,896
  Inventories - Note 1                                      53,369      58,247
  Deferred income taxes - Note 10                           13,233      14,331
  Other current assets                                       3,167       2,663
  Net current assets of
    discontinued operations - Note 3                        10,588      12,569
  Net current assets of
    other operations to be disposed of - Note 3              6,692          -
                                                           -------     -------

       Total current assets                                159,553     162,424
                                                           -------     -------

OTHER ASSETS:
  Investments, at equity,
    in unconsolidated affiliates - Note 5                       -        6,382
  Investment in waste-to-energy facility - Note 9               -       11,058
  Notes receivable, net of allowance for
    doubtful notes of $2,500 and $2,500                      1,106       1,219
  Cost in excess of net assets of
    businesses acquired - Note 2                             8,544       6,365
  Miscellaneous - Notes 2, 7 and 14                          9,993       5,026
  Net noncurrent assets of
    discontinued operations - Note 3                         4,964       5,826
  Net noncurrent assets of
    other operations to be disposed of - Note 3             30,854          -
                                                           -------     -------

       Total other assets                                   55,461      35,876
                                                           -------     -------


PROPERTIES - Note 1:
  Land and improvements                                        894       3,173
  Buildings and improvements                                12,433      26,236
  Machinery and equipment                                   22,073      32,846
                                                           -------     -------
                                                            35,400      62,255
  Accumulated depreciation                                 (14,841)    (25,178)
                                                           -------     -------

    Net properties                                          20,559      37,077
                                                           -------     -------

                                                          $235,573    $235,377
                                                           =======     =======

See Notes to Consolidated Financial Statements.


                     KATY INDUSTRIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                   LIABILITIES
                                   -----------

As of December 31,                                            1997        1996
                                                              ----        ----
                                                         (Thousands of dollars)
CURRENT LIABILITIES:

  Accounts payable                                         $24,354     $18,745
  Accrued compensation                                       2,289       2,932
  Accrued expenses - Note 1                                 28,801      31,276
  Accrued interest and taxes                                   236         623
  Current maturities, long-term debt - Note 6                   -          657
  Dividends payable                                            621         620
                                                           -------     -------

     Total current liabilities                              56,301      54,853
                                                           -------     -------

LONG-TERM DEBT, less current maturities - Note 6                -        8,582
                                                           -------     -------

OTHER LIABILITIES - Note 7                                  10,666       9,518
                                                           -------     -------

EXCESS OF ACQUIRED NET
   ASSETS OVER COST, Net - Note 2                            6,902       8,517
                                                           -------     -------

DEFERRED INCOME TAXES - Note 10                             22,533      23,861
                                                           -------     -------

COMMITMENTS AND CONTINGENCIES - Notes 6, 11 and 13

SHAREHOLDERS' EQUITY - Note 8:
  Common stock, $1 par value; authorized
    25,000,000 shares; issued 9,822,204 shares               9,822       9,822
  Additional paid-in capital                                51,127      51,117
  Foreign currency translation and other adjustments        (2,276)     (1,778)
  Retained earnings                                        102,194      93,099
  Treasury stock, at cost, 1,542,197
    and 1,582,942 shares                                   (21,696)    (22,214)
                                                           -------     -------

     Total shareholders' equity                            139,171     130,046
                                                           -------     -------

                                                          $235,573    $235,377
                                                           =======     =======

See Notes to Consolidated Financial Statements.



                     KATY INDUSTRIES, INC. AND SUBSIDIARIES
                     STATEMENTS OF CONSOLIDATED OPERATIONS


For the years ended December 31,                      1997      1996      1995
                                                      ----      ----      ----
                                (Thousands of dollars except per share amounts)

Net sales                                         $274,033  $156,024  $136,093
Cost of goods sold                                 197,633   108,458    98,006
                                                   -------   -------   -------
Gross profit                                        76,400    47,566    38,087
Selling, general and administrative expenses       (64,221)  (39,596)  (38,532)
Equity in income of
  other operations to be disposed of - Note 3          539        -         -
Interest expense                                      (236)   (1,069)   (2,393)
Interest income                                      1,183     2,379       916
Gain on sales of
  marketable securities - Notes 1 and 14                -     10,612     6,841
Reversal of previously recorded
  losses - Note 2 and 14                                -         -      4,920
Other, net                                             900     1,074     4,890
                                                   -------   -------   -------

Income before provision for income taxes            14,565    20,966    14,729

Provision for income taxes - Note 10                (4,922)   (7,639)   (2,511)
                                                    -------   -------   -------

Income from operations before equity in
  income (loss) of unconsolidated affiliates         9,643    13,327    12,218

Equity in income (loss) of unconsolidated
  affiliates (net of tax) - Note 5
    Income (loss) from continuing operations            -       (564)    1,920
    Income from discontinued operations                 -         -        678
    Gain on sale of Syroco, Inc. - Note 5               -         -      4,904
    Tax benefit from sale of investment in
      Syratech - Note 5                                 -         -      6,707
                                                   -------   -------   -------
        Total                                           -       (564)   14,209
                                                   -------   -------   -------

Income from continuing operations                    9,643    12,763    26,427

Discontinued operations - Note 3:
  Income from operations of
    discontinued businesses (net of tax)             1,959       953     2,144
                                                   -------   -------   -------

Net income                                        $ 11,602  $ 13,716  $ 28,571
                                                   =======   =======   =======

Earnings per share of common stock
  - Basic (Note 4):
    Income from continuing operations             $   1.16  $   1.53  $   2.94
    Discontinued operations                            .24       .11       .24
                                                   -------   -------   -------
    Net income                                    $   1.40  $   1.64  $   3.18
                                                   =======   =======   =======

Earnings per share of common stock
  - Diluted (Note 4):
    Income from continuing operations             $   1.15  $   1.53  $   2.94
    Discontinued operations                            .23       .11       .24
                                                   -------   -------   -------
    Net income                                    $   1.38  $   1.64  $   3.18
                                                   =======   =======   =======

Dividends paid per share of common stock          $    .30  $  .2875  $    .25
                                                   =======   =======   =======


See Notes to Consolidated Financial Statements.


                               KATY INDUSTRIES, INC. AND SUBSIDIARIES
                          STATEMENTS OF CONSOLIDATED SHAREHOLDERS' EQUITY


                                                     Common Stock                    Foreign
                                                     ------------      Additional   Currency      Unrealized
                                                Number          Par      Paid-in    and Other       Holding   Retained    Treasury
                                               of Shares       Value     Capital   Adjustments       Gains    Earnings      Stock
                                               ---------       -----   ----------  -----------    ----------  --------    --------
                                                                              (Thousands of dollars)
Balance, January 1, 1995                       9,821,329      $9,821      $51,111       $2,676        $4,426   $55,587    $(12,843)

Net income                                            -           -            -            -             -     28,571          -
Common stock dividends                                -           -            -            -             -     (2,233)         -
Foreign currency translation adjustments - Note 8     -           -            -        (4,316)           -         -           -
Purchase of Treasury Shares - Note 8                  -           -            -            -             -         -       (3,341)
Unrealized holding gains adjustment - Note 1          -           -            -            -            871        -           -
                                               ---------      ------      -------       ------        ------   -------    --------
Balance, December 31, 1995                     9,821,329       9,821       51,111       (1,640)        5,297    81,925     (16,184)

Net income                                            -           -            -            -             -     13,716          -
Common stock dividends                                -           -            -            -             -     (2,499)         -
Foreign currency translation adjustments - Note 8     -           -            -             3            -         -           -
Issuance of shares under
  Stock Purchase Plan - Note 8                       875           1            6         (141)           -        (43)        337
Purchase of Treasury Shares - Note 8                  -           -            -            -             -         -       (6,367)
Unrealized holding gains adjustment - Note 1          -           -            -            -         (5,297)       -           -
                                               ---------      ------      -------       ------        ------   -------    --------
Balance, December 31, 1996                     9,822,204       9,822       51,117       (1,778)           -     93,099     (22,214)

Net income                                            -           -            -            -             -     11,602          -
Common stock dividends                                -           -            -            -             -     (2,481)         -
Foreign currency translation adjustments - Note 8     -           -            -          (174)           -         -           -
Issuance of shares under
  Stock Option Plan - Note 8                          -           -           (31)          -             -        (26)        295
Other issuance of shares - Note 8                     -           -            41         (324)           -         -          876
Purchase of Treasury Shares - Note 8                  -           -             -           -             -         -         (653)
                                               ---------      ------      -------       ------        ------   -------    --------
Balance, December 31, 1997                     9,822,204      $9,822      $51,127      $(2,276)       $   -   $102,194    $(21,696)
                                               =========      ======      =======       ======        ======   =======    ========



See Notes to Consolidated Financial Statements.



                     KATY INDUSTRIES, INC. AND SUBSIDIARIES
                     STATEMENTS OF CONSOLIDATED CASH FLOWS

For the years ended December 31,                      1997      1996      1995
                                                      ----      ----      ----
                                                       (Thousands of dollars)
Cash flows from operating activities:
  Net income                                       $11,602   $13,716   $28,571
  Depreciation and amortization                      4,568     5,505     5,949
  (Gain) loss on sale of assets                       (653)      160      (150)
  Disposition of portion of investment in subsidiary    -         -     (7,920)
  Gain on marketable security transactions              -    (10,612)   (6,841)
  Equity in (income) loss of
    unconsolidated affiliates                           -        564   (14,209)
  Deferred income taxes                              1,287     6,239      (819)
  Changes in assets and liabilities,
    net of acquisition/disposition of subsidiaries:
      Receivables                                   (5,528)    9,547   (13,919)
      Inventories                                    2,996    (1,983)    1,191
      Other current assets                            (553)     (373)   10,819
      Accounts payable and accrued liabilities         682       (44)    5,280
      Other, net                                        21      (195)     (332)
                                                   -------   -------   -------
        Net cash flows from operating activities    14,422    22,524     7,620
                                                   -------   -------   -------

Cash flows from investing activities:
  Proceeds from sale of assets                       1,487     1,205    43,032
  Collections of notes receivable and
    receivable from sale of business                   451    13,211     1,168
  Proceeds from sales of marketable securities          -     18,681    15,550
  Proceeds from sale of subsidiary                   5,493        -         -
  Payments for purchase of subsidiaries,
    net of cash acquired                           (12,788)  (42,648)  (30,416)
  Capital expenditures - Note 1                     (8,654)   (5,319)   (9,163)
                                                   -------   -------   -------
    Net cash flows from investing activities       (14,011)  (14,870)   20,171
                                                   -------   -------   -------

Cash flows from financing activities:
  Notes payable activity, net                           -    (14,193)   12,529
  Proceeds from issuance of long-term debt - Note 1     -         -      2,852
  Principal payments on long-term debt                (657)   (1,019)   (2,403)
  Payments of dividends                             (2,481)   (2,452)   (2,233)
  Purchase of treasury shares                         (653)   (6,367)   (3,341)
  Other                                                359        -        -
                                                   -------   -------   -------
    Net cash flows from financing activities        (3,432)  (24,031)    7,404
                                                   -------   -------   -------

Effect of exchange rate changes on cash                 -         (3)       31
                                                   -------   -------   -------

Net increase (decrease) in
  cash and cash equivalents                         (3,021)  (16,380)   35,226

Cash and cash equivalents at beginning of year      27,321    43,701     8,475
                                                   -------   -------   -------

Cash and cash equivalents at end of year            24,300    27,321   $43,701
                                                                       =======

Cash of discontinued operations and
  other operations to be disposed of                 1,973       982
                                                   -------   -------

Cash and cash equivalents of continuing operations $22,327   $26,339
                                                   =======   =======


See Notes to Consolidated Financial Statements.



Note 1.     SIGNIFICANT ACCOUNTING POLICIES:

     Consolidation Policy - The financial statements include, on a consolidated basis, the accounts of Katy Industries, Inc. and subsidiaries in which it has a greater than 50% interest, collectively "Katy" or the "Company". All significant intercompany accounts, profits and transactions have been eliminated in consolidation. Investments in affiliates which are not majority owned and where the Company does not exercise significant control are reported using the equity method.

     As part of the continuous evaluation of its operations, Katy has acquired and disposed of a number of its operating units in recent years. Those which affected the Consolidated Financial Statements for each of the three year periods ended December 31, 1997, 1996, and 1995 are described in Note 2.

     There are no restrictions on the payment of dividends by consolidated subsidiaries to Katy. Katy's consolidated retained earnings as of December 31, 1997 include $5,670,000 of undistributed earnings of 50% or less owned investments accounted for by the equity method. No dividends have been paid by any of these unconsolidated affiliates to Katy.

     Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates used by management in the preparation of these financial statements include the valuation of accounts receivable, the carrying value of inventories, the useful lives and recoverability of property, plant and equipment and cost in excess of net assets of businesses acquired, potential product liability and workers compensation claims, and environmental claims as discussed in Note 13.

     Cash and Cash Equivalents - Cash equivalents consist of highly liquid investments with original maturities of three months or less and total $22,327,000 and $26,339,000, as of December 31, 1997 and 1996, respectively, which approximates their fair value. The Company places its temporary cash investments in quality financial institutions. As such, the Company believes no significant concentration of credit risk exists with respect to these cash investments.

     Supplemental Cash Flow Information - Details regarding noncash investing and financing activities are disclosed in Notes 1, 2, 5 and 8. Cash paid during the year for interest and income taxes is as follows:

                                                  1997      1996      1995
                                                  ----      ----      ----
                                                   (Thousands of dollars)

     Interest                                   $1,076    $1,143    $2,231
                                                 =====     =====     =====
     Income taxes                               $3,694    $3,445    $2,646
                                                 =====     =====     =====

     Marketable Securities - During 1996, the Company sold its remaining investment in Union Pacific common stock and Union Pacific Resources common stock for total proceeds of $18,681,000 resulting in a pre-tax gain of $10,612,000. During 1996, unrealized holding gains, net of income taxes, included in shareholders' equity decreased $5,297,000. During 1995, unrealized holding gains, net of income taxes, included in shareholders' equity increased $871,000.

     Notes and Other Receivables - The carrying value of notes and other receivables approximates their fair value.

     Inventories - Inventories are stated at the lower of cost, determined by the first-in, first-out method, or market. The components of inventories are:

                                                           December 31,
                                                           ------------
                                                         1997        1996
                                                         ----        ----
                                                      (Thousands of dollars)

     Raw materials                                    $ 6,654     $13,101
     Work in process                                    1,496       3,050
     Finished goods                                    45,219      42,096
                                                       ------      ------
                                                      $53,369     $58,247
                                                       ======      ======

     Cost in Excess of Net Assets Acquired - In connection with certain acquisitions, the Company recorded an intangible asset for the cost of the acquisition in excess of the fair value of the net assets acquired. This intangible asset is being amortized using the straight-line method over periods ranging from 10 to 20 years.

     Excess of Acquired Net Assets Over Cost - In connection with the acquisition of Woods Industries, Inc., the Company recorded negative goodwill for the excess of the fair value of the net assets acquired over the cost of the acquisition. Negative goodwill is being amortized using the straight-line method over a period of 5 years.

     Properties - Properties are stated at cost and depreciated over their estimated useful lives - buildings (10-40 years) generally using the straight-line method; machinery and equipment (3-20 years) and leased machines (lease period) using straight-line, accelerated or composite methods; and leasehold improvements using the straight-line method over the remaining lease period. Management periodically reviews the carrying value of its long-lived assets for impairment and adjusts the carrying value and/or amortization period of such assets whenever events or changes in circumstances warrant. During 1997, the Company incurred additional debt of $2,045,000 relating to capital equipment, which is classified as non-cash investing and financing for purposes of the Statement of Consolidated Cash Flows.

     Impairment of Assets - Long-lived assets are reviewed for impairment if events or circumstances indicate the carrying amount of these assets may not be recoverable. If this review indicates that the carrying value of these assets will not be recoverable, based on future net cash flows from the use of the asset, the carrying value is reduced to fair value.

     Accrued Expenses - The components of accrued expenses are:

                                                           December 31,
                                                           ------------
                                                         1997        1996
                                                         ----        ----
                                                      (Thousands of dollars)

     Accrued insurance                                $ 6,538     $ 7,553
     Accrued EPA costs                                  4,355       5,266
     Other accrued expenses                            17,908      18,457
                                                       ------      ------
                                                      $28,801     $31,276
                                                       ======      ======

     Fair Value of Financial Instruments - Where the fair values of Katy's financial instrument assets and liabilities differ from their carrying value or Katy is unable to establish the fair value without incurring excessive costs, appropriate disclosures have been given in the Notes to Consolidated Financial Statements. All other financial instrument assets and liabilities not specifically addressed are believed to be carried at their fair value in the accompanying Consolidated Balance Sheets.

     New Accounting Pronouncements - In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information". This statement establishes standards for the way public business enterprises report information about operating segments. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. This statement is effective for the Company's financial statements for the year ending December 31, 1998 and the Company does not expect the adoption of SFAS 131 to materially impact the financial statement presentation.

     In June 1997, the Financial Accounting Standards Board issued Statement Financial Accounting Standards No. 130, "Reporting Comprehensive Income". This statement establishes standards for reporting and display of comprehensive income in financial statements. Under this statement, all components of comprehensive income shall be reported in the financial statements for the period in which they are recognized. This statement divides comprehensive income into net income and other comprehensive income. Other comprehensive income shall be classified separately into foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities. The accumulated balance of other comprehensive income shall be reported in the equity section of the balance sheet separately from retained earnings and additional paid-in-capital. This statement is effective for the Company's financial statements for the year ending December 31, 1998 and the Company does not expect the adoption of SFAS 130 to materially impact the financial statement presentation.

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share".
This statement establishes standards for computing and presenting earnings per share ("EPS") and applies to all entities with publicly held common stock or potential common stock. This statement replaces the presentation of primary EPS and fully diluted EPS with a presentation of basic EPS and diluted EPS, respectively. Basic EPS excludes dilution and is computed by dividing earnings available to common stockholders by the weighted-average number of common shares outstanding for the period. Similar to fully diluted EPS, diluted EPS reflects the potential dilution of securities that could share in the earnings. This statement is effective for the Company's financial statements for the year ended December 31, 1997 and has been adopted, resulting in the restatement of earnings per share for all prior periods. Details regarding Earnings Per Share are disclosed at Note 4.

     Revenue Recognition - Sales are recognized upon shipment of products to customers or when services are performed.

     Reclassifications - Certain amounts from prior years have been reclassified to conform to the 1997 financial statement presentation.


Note 2.     ACQUISITIONS AND DISPOSITIONS

     Acquisitions
     ------------

     On August 6, 1997, the Company purchased Loren Products ("Loren"). Loren is a manufacturer and distributor of cleaning and abrasive products for the industrial markets and building products for the consumer markets. The estimated purchase price, including acquisition costs was $12,788,000. The acquisition has been accounted for under the purchase method, and accordingly, the estimated cost in excess of the net assets acquired of approximately $2,650,000 has been recorded as cost in excess of net assets of business acquired in the Consolidated Balance Sheet and is being amortized over twenty years. In addition, Katy has recorded intangible assets of approximately $4,790,000, consisting of customer lists, trademarks and tradenames, and accumulated work force. These intangible assets are being amortized over periods ranging from 7 1/2 to 20 years. The purchase price for Loren is preliminary and adjustments may be recorded through August 1998. The accounts of Loren have been included in the Company's Consolidated Financial Statements from the acquisition date.

     On December 2, 1996, the Company purchased all of the outstanding shares of common stock of Woods Industries, Inc., ("Woods"). Woods is a manufacturer and distributor of electrical corded products as well as electrical and electronic passive components. The estimated purchase price, including acquisition costs, was $45,100,000. The purchase price was paid in cash, of which $3,250,000 was funded through a borrowing against the Company's unsecured line of credit at The Northern Trust Company. The acquisition has been accounted for under the purchase method, and accordingly, the estimated excess of acquired net assets over cost of approximately $8,605,000 has been recorded as excess of acquired net assets over cost in the Consolidated Balance Sheet and is being amortized over five years. The accounts of Woods have been included in the Company's Consolidated Financial Statements from the acquisition date.

     The following unaudited pro forma information has been prepared assuming the acquisition of Woods had occurred at the beginning of the respective periods. The pro forma information includes adjustments for (1) the elimination of Woods' depreciation due to the write-down of plant and equipment pursuant to purchase accounting, (2) the elimination of Woods' amortization due to the write-down of cost in excess of businesses acquired pursuant to purchase accounting, (3) the amortization of the estimated excess of acquired net assets over cost recorded pursuant to purchase accounting, (4) elimination of Woods' interest expense as all debt is repaid on date of purchase pursuant to the purchase agreement, (5) the increase in interest expense for the year ended December 31, 1995 due to assumed borrowings at applicable rates for the purchase price (for the year ended December 31, 1996, Katy's cash position would have made borrowing unnecessary), (6) decrease in interest income due to use of cash for the purchase price, and (7) the estimated related income tax effects. The pro forma financial information is presented for informational purposes only and may not be indicative of the results of operations as they would have been had the transaction been effected on the assumed dates nor is it necessarily indicative of the results of operations which may occur in the future.

                                                    Years ended December 31,
                                                    ------------------------

                                                        1996        1995
                                                        ----        ----
                                                     (Thousands of dollars)

     Net sales                                      $301,863    $283,510
     Income from operations                           17,736       7,010
     Net income                                       18,538      32,788
     Earnings per share - Basic and Diluted             2.22        3.65


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

     Effective March 31, 1995, the Company purchased all of the outstanding shares of common stock of GC Thorsen, Inc., ("GC Thorsen"), a value added distributor of electronic and electrical parts and accessories, and nonpowered hand tools. The purchase price, including acquisition costs, was $24,076,000 in cash, of which $19,500,000 was financed through the Company's bank line of credit. The acquisition has been accounted for under the purchase method, and accordingly, the excess of the purchase price over the fair value of the net assets acquired of approximately $3,553,000 is being amortized over 20 years. The accounts of GC Thorsen have been included in the Company's Consolidated Financial Statements from the acquisition date.

     As part of its 1991 purchase of substantially all of the net operating assets of the stain business of Sinecure Financial Corp. (formerly Duckback Industries, Inc.), the Company was obligated to pay to the seller additional purchase price amounts which were contingent upon the attainment of certain earnings levels during the period from the date of acquisition to September 30, 1994. During 1995, the Company paid $1,787,000 to Sinecure, to complete the Company's obligation under the earnout provision of the purchase agreement. Goodwill relating to this acquisition is being amortized over 10 years.

     Dispositions
     ------------

     On July 14, 1997, the Company completed its divestiture of the Beehive division of Hamilton Precision Metals, Inc., for approximately $6,000,000 and the assumption of certain liabilities of Beehive. Beehive is one of the businesses that comprise the discontinued operations (see Note 3).
Accordingly, the gain on disposal has been deferred pending the disposal of all of the discontinued operations, at which time the Company expects to recognize a net gain.

     On April 4, 1996, the Company sold substantially all of the assets of its Walsh Press subsidiary for net proceeds of $1,125,000 which included net cash of $721,000 and a note receivable of $404,000, resulting in a nominal loss. The note receivable portion of the consideration is a noncash investing transaction. The Consolidated Financial Statements include Walsh Press' results of operations through that date. Sales of this subsidiary were $151,000 and $680,000 and operating losses were $37,000 and $49,000 for 1996 and 1995, respectively.

     In December 1995, the Company concluded the sale of its Moldan Filters operation for net proceeds of $2,808,000, which included net cash of $1,350,000 and accounts and notes receivable of $1,458,000, resulting in a nominal gain. The notes receivable portion of the consideration is a noncash investing transaction. The effective date of sale was December 28, 1995; therefore, the Consolidated Financial Statements include results of operations through that date. Sales of this unit were $4,592,000 and the operating loss was $892,000 in 1995.

     On August 25, 1995, the Company sold the assets and business of the Laboratory Equipment Division of its Bach Simpson Limited operation for net proceeds of $900,000 in cash, resulting in a nominal loss. This operation was not material to Katy and, accordingly, its sale does not significantly affect Katy's consolidated financial position or results of operations.

     On June 30, 1995, the Company concluded the irrevocable sale of one-half of its 75% interest (90,000 shares) in Schon. The sale was made on the basis of a contingent price, whereby the Company will receive two thirds of the amount ultimately realized by the purchasers in any future sale of such shares or, under some circumstances, the Company will be entitled to find a buyer for two-thirds of such shares and receive the proceeds of the sale thereof. With the reduction in its ownership interest and influence, the Company began reporting its continuing investment in Schon using the equity method of accounting for this minority owned subsidiary effective June 30, 1995. With the change to the equity method, the Company will not record future losses of Schon, and will only record income when the Company's equity becomes positive. In connection with the sale, in the second quarter of 1995, the Company recorded a gain of $4,920,000 reflecting the reversal of previously recorded losses of Schon and a deferred tax asset of $3,000,000. The Company's investment in Schon is recorded at zero as of December 31, 1997 and 1996.
See Note 5.

     On June 14, 1995, the Company sold its B.M. Root operation for net proceeds of $700,000 in cash, resulting in a nominal gain. The Consolidated Financial Statements include results of operations through that date. Sales of this unit were $1,416,000 and operating income was $103,000 in 1995.


Note 3.     DISCONTINUED OPERATIONS AND OTHER OPERATIONS TO BE DISPOSED OF

     On December 31, 1997, the Board of Directors approved a plan to dispose of the Company's previously reported Machinery Manufacturing segment. The businesses included as "Discontinued operations" are Airtronics, Inc., Beehive, Bach-Simpson, Ltd, Diehl Machines, Inc., and Peters Machinery Company.
Although the Company is in the initial stages of this plan, the Company believes that the businesses will be fully divested at a net gain and the plan completed during the year ending December 31, 1998. The expected manner of disposition for these businesses is to sell the net assets of each of these operations.

     The historical operating results have been segregated as "Discontinued operations" on the accompanying Consolidated Statements of Operations for all periods presented. The related assets and liabilities have been separately identified on the December 31, 1997 and 1996 Consolidated Balance Sheets as "Net current assets or Net noncurrent assets of discontinued operations". Discontinued operations have not been segregated on the Consolidated Statements of Cash Flows.

     Selected financial data for the discontinued operations, in thousands, is summarized as follows:

                                              For the Year Ended December 31,
                                                  1997      1996      1995
                                                  ----      ----      ----
                                       (In thousands, except per share amounts)

  Net sales                                    $31,537   $32,494   $35,176

  Income before income taxes                   $ 3,110   $ 1,513   $ 3,403
  Income taxes                                   1,151       560     1,259
                                                ------    ------    ------
  Net income                                   $ 1,959   $   953   $ 2,144
                                                ======    ======    ======

  Net income per share - Basic                 $   .24   $   .11   $   .24
                                                ======    ======    ======

  Net income per share - Diluted               $   .23   $   .11   $   .24
                                                ======    ======    ======

     In connection with the previously mentioned divestiture plan, the Board of Directors also approved the disposal of a portion of the Company's previously reported Distribution and Service segment and one of the Company's equity investments. These businesses are reported as "Other operations to be disposed of" and include C.E.G.F. (USA), Inc., Hamilton Precision Metals, Inc., Savannah Energy Systems Company and the Company's equity investment in Bee Gee Holding Company, Inc. Although the Company is in the initial stages of this plan, the Company believes that the businesses will be fully divested at a net gain and the plan completed during the year ending December 31, 1998.

     The historical operating results have been segregated as "Equity in income of other operations to be disposed of" on the accompanying Consolidated Statement of Operations for 1997. The related assets and liabilities have been separately identified on the December 31, 1997 Consolidated Balance Sheet as "Net current assets or Net noncurrent assets of other operations to be disposed of".

     Selected financial data for other operations to be disposed of, is summarized as follows:

                                              For the Year Ended December 31,
                                                  1997      1996      1995
                                                  ----      ----      ----
                                       (In thousands, except per share amounts)

  Net sales                                    $21,558   $24,185   $43,899

  Income (loss) before income taxes            $   539   $ 2,479   $  (257)
  Income taxes (benefit)                           173     1,126       (95)
                                                ------    ------    ------
  Net income (loss)                            $   366   $ 1,353   $  (162)
                                                ======    ======    ======

  Net income (loss) per share - Basic          $   .04   $   .16   $  (.02)
                                                ======    ======    ======

  Net income (loss) per share - Diluted        $   .04   $   .16   $  (.02)
                                                ======    ======    ======

     Net assets held for sale for "other operations to be disposed of" and "discontinued operations" are carried at cost, which does not exceed estimated net realizable value, as follows:

December 31,                                                      1997
                                                                  ----
                                                             (In thousands)

Other Operations to be Disposed Of
----------------------------------
Current assets                                                  $9,038
Current liabilities                                             (2,346)
                                                                ------
  Net current assets of other operations to be disposed of      $6,692
                                                                ======

Noncurrent assets                                              $41,649
Noncurrent liabilities                                         (10,795)
                                                                ------
  Net noncurrent assets of other operations to be disposed of  $30,854
                                                                ======

December 31,                                            1997      1996
                                                        ----      ----
                                                        (In thousands)

Discontinued Operations
-----------------------
Current assets                                       $14,202   $16,661
Current liabilities                                   (3,614)   (4,092)
                                                      ------    ------
  Net current assets of discontinued operations      $10,588   $12,569
                                                      ======    ======

Noncurrent assets                                    $ 5,027   $ 5,865
Noncurrent liabilities                                   (63)      (39)
                                                      ------    ------
  Net noncurrent assets of discontinued operations   $ 4,964   $ 5,826
                                                      ======    ======


Note 4.     EARNINGS PER SHARE

     The Company's basic and diluted earnings per share were calculated in accordance with the Statement of Financial Accountings Standard No. 128 as follows:

                                              For the Year Ended December 31,

                                                  1997      1996      1995
                                                  ----      ----      ----
                                       (In thousands, except per share amounts)

Basic EPS
Income from continuing operations              $ 9,643   $12,763   $26,427
Income from discontinued operations              1,959       953     2,144
                                                ------    ------    ------
   Total income                                $11,602   $13,716   $28,571
                                                ======    ======    ======

Shares - Basic                                   8,273     8,339     8,985

Per-share amount
   Continuing operations                       $  1.16   $  1.53   $  2.94
   Discontinued operations                         .24       .11       .24
                                                ------    ------    ------
    Total                                      $  1.40   $  1.64   $  3.18
                                                ======    ======    ======

Effect of diluted securities
Options                                            132        46         7

Diluted EPS
Income from continuing operations              $ 9,643   $12,763   $26,427
Income from discontinued operations              1,959       953     2,144
                                                ------    ------    ------
   Total income                                $11,602   $13,716   $28,571
                                                ======    ======    ======

Shares - Diluted                                 8,405     8,385     8,992

Per-share amount
   Continuing operations                       $  1.15   $  1.53   $  2.94
   Discontinued operations                         .23       .11       .24
                                                ------    ------    ------
    Total                                      $  1.38   $  1.64   $  3.18
                                                ======    ======    ======

     Rights to purchase one common share of stock for $35 for each common share of stock held were not included in the computation of diluted EPS because the rights' exercise price was greater than the average price of the common shares. See Note 8.


Note 5.     INVESTMENTS, AT EQUITY, IN UNCONSOLIDATED AFFILIATES:

     The Company's investments in unconsolidated affiliates are comprised of the following:

                                                         1997        1996
                                                         ----        ----
                                                      (Thousands of dollars)

     Schon & Cie, AG                                 $    -      $    -
     Bee Gee Holding Company, Inc.                      6,500       6,382
                                                       ------      ------
                                                        6,500       6,382
     Less amounts classified with net noncurrent
       assets of other operations to be disposed of    (6,500)         -
                                                       ------      ------
                                                      $    -      $ 6,382
                                                       ======      ======

Syratech Corporation ("Syratech")
---------------------------------

     On December 29, 1995, the Company sold to Syratech its wholly owned subsidiary, WSC Liquidating Co., whose sole asset consisted of 2,555,500 common shares of Syratech. The Company also sold to Syratech the remaining 509,251 shares of Syratech stock held directly by Katy. None of these shares had been previously registered and could not have been sold without Katy bearing the costs of registration. In addition, because of the nature of the shares, the Company was restricted as to the number of shares that could be sold at any one time. The net proceeds from both transactions were approximately $50,800,000. The transactions reflected a per share price of $17, which represented a discount of 15% to the closing price of Syratech's shares on the New York Stock Exchange on the day of the transaction. The transactions resulted in a total after-tax gain of $7,500,000 which is comprised of a gain of $793,000 and the reversal of $6,707,000 of deferred income taxes previously provided on Katy's share of Syratech's income, which has been determined to not be required as a result of these transactions. In connection with the sale, Katy recorded a receivable in the amount of $12,444,000 from Syratech which was subsequently paid on January 2, 1996.

     On March 28, 1995, Syratech sold its subsidiary, Syroco, Inc. for $140,000,000 resulting in a gain of $30,451,000. Katy's share of the gain ($4,904,000, net of tax) is reflected in Katy's Consolidated Statement of Operations as gain on sale of Syroco. Syroco's results from operations are shown below in the results of operations of unconsolidated affiliates and in Katy's Consolidated Statements of Operations as income from discontinued operations in the "Equity in Income of Unconsolidated Affiliates" section.

Schon & Cie, AG ("Schon")
---------------------------

     At December 31, 1997, the Company has a 27.6% interest in Schon. Schon consists of three operating companies engaged in the business of manufacturing a wide range of mechanical and programmable four post, web and flat bed die-cutting equipment and shoe manufacturing machinery. During the second quarter, 1996, Schon acquired J. Sandt AG, a major competitor in the same geographical area. This transaction reduced Katy's interest in Schon from 37.5% to 27.6%. The transaction had no effect on Katy's results for the period. Schon's condensed financial information is included in the following table subsequent to June 30, 1995, but, because the investment has been written down to zero (see Note 2), there is no effect on the Company's investment or equity in income of unconsolidated affiliates. In January 1998, the Company, in agreement with Schon's other major shareholders, surrendered some of its stock ownership in lieu of contributing additional funds. As a result of this transaction, Katy's interest in Schon has been reduced to approximately 11%.

Bee Gee Holding Company, Inc. ("Bee Gee")
-----------------------------------------

     The Company owns 30,000 shares of common stock, a 39% interest, of Bee Gee, which consists of several subsidiaries engaged in the business of harvesting shrimp off the coast of South America and, during 1996, processed shrimp and other sea foods for domestic and foreign markets. In January 1997, Bee Gee sold its processing operations to a major competitor in the same geographical area.

     Goodwill related to the Bee Gee investment is being amortized over ten years.

     As discussed in Note 3, Bee Gee is one of the other operations to be disposed of under the Company's divestiture plan. Accordingly, income from Bee Gee for the year ended December 31, 1997 is included in "Equity in income of other operations to be disposed of" rather than in "Equity in income of unconsolidated affiliates" in the 1997 Consolidated Statements of Operations and the investment in Bee Gee as of December 31, 1997 has been included in "Net noncurrent assets of other operations to be disposed of" rather than in "Investments at equity, in unconsolidated affiliates" in the 1997 Consolidated Balance Sheet.

Financial Information
---------------------

     The condensed financial information that follows reflects the Company's proportionate share in the financial position and results of operations of its unconsolidated affiliates:

                                                        1997        1996
                                                        ----        ----
                                                     (Thousands of dollars)

     Current assets                                   $4,353      $8,175
     Current liabilities                              (2,107)     (6,285)
                                                      ------      ------
     Working capital                                   2,246       1,890

     Properties, net                                   7,423       8,248
     Other assets                                        411         487
     Long-term debt                                   (3,044)     (3,360)
     Other liabilities                                  (536)     (1,248)
                                                      ------      ------
     Shareholders' equity                              6,500       5,981
     Unamortized excess of cost over
       net assets acquired                                -          401
                                                      ------      ------
     Investments, at equity, in
       unconsolidated affiliates                      $6,500      $6,382
                                                      ======      ======


                                              1997        1996        1995
                                              ----        ----        ----
                                                 (Thousands of dollars)

     Sales                                 $11,648     $26,890     $81,892
     Costs and expenses                    (11,129)    (27,414)    (79,451)
                                            ------      ------      ------
       Net income (loss),
         from continuing operations            519        (524)      2,441

     Unrecorded losses of Schon                -           -        1,336
     Amortization of excess of
       cost over net assets acquired          (401)       (421)       (384)
     Provision for income taxes                (46)        381      (1,473)
                                            ------      ------      ------
     Equity in net income of continuing
       unconsolidated affiliates                72        (564)      1,920


     Discontinued operation:
       Gain on sale of Syroco, Inc.
         - net of tax                           -           -        4,904
       Income from discontinued operations
         - net of tax                           -           -          678
                                            ------      ------      ------
     Equity in net income of
       unconsolidated affiliates           $    72     $  (564)    $ 7,502
                                            ======      ======      ======


Note 6.     INDEBTEDNESS:

Credit Agreement
----------------

     On December 15, 1997, the Company entered into an unsecured $80 million credit agreement agented by Bank of America with LaSalle National Bank acting as co-agent, replacing a previous $30 million credit facility. Other participating banks are The Northern Trust Company, Societe Generale and Banque Paribas. The Company had no amounts outstanding under this agreement at December 31, 1997.

     Under the credit agreement, the Company must meet certain net worth and other financial covenants.

     Letters of credit totaling $5,508,000 were outstanding at December 31, 1997.

Long-Term Debt
--------------

Long-term debt at December 31 includes:                  1997        1996
                                                         ----        ----
                                                      (Thousands of dollars)
Real estate and chattel mortgages, with interest
  at various rates, due through 2008                  $10,628     $ 9,239
Less current maturities                                  (680)       (657)
                                                       ------      ------
                                                        9,948       8,582
Less amount classified with net noncurrent
  assets of other operations to be disposed of         (9,948)         -
                                                       ------      ------
                                                      $    -      $ 8,582
                                                       ======      ======

Aggregate maturities of long-term debt during the five years ending December 31, 2002 are as follows:

                                                      (Thousands of dollars)
               1998                                              680
               1999                                              674
               2000                                              674
               2001                                              674
               2002                                              674
               Later years                                     7,252
                                                              ------
               Total                                         $10,628
                                                              ======

     The long-term debt is an obligation of one of the other operations to be disposed of under the Company's divestiture plan. Accordingly, the debt balances for December 31, 1997, shown above, are not identified separately on the Consolidated Balance Sheet, but instead are included within the line items "Net current assets of other operations to be disposed of " and "Net noncurrent assets of other operations to be disposed of".

Other
-----

     As of December 31, 1997, the Company is contingently liable for $8,000,000 of 8-1/8% Subordinated Industrial Development Bonds issued by Bee Gee. As of December 31, 1997, the outstanding balance on these bonds is $6,129,000.

     The carrying amounts of the Company's long and short-term debt agreements approximate their fair market values.


Note 7.     RETIREMENT BENEFIT PLANS:

Pension Plans
-------------

     Several domestic and foreign subsidiaries have pension plans covering substantially all of their employees. These plans are noncontributory, defined benefit pension plans. The benefits to be paid under these plans are generally based on employees' retirement age and years of service. The companies' funding policies, subject to the minimum funding requirements of the applicable U.S. or foreign employee benefit and tax laws, are to contribute such amounts as are determined on an actuarial basis to provide the plans with assets sufficient to meet the benefit obligations. Plan assets consist primarily of fixed income investments, corporate equities and government securities.
Schon's pension plan, which is funded by a note receivable from Schon, is not included in the following data subsequent to June 30, 1995, the date on which the Company sold one-half of its 75% ownership interest.

     Net pension expense includes the following components:

                                                  1997      1996      1995
                                                  ----      ----      ----
                                                   (Thousands of dollars)

     Service cost                                $ 226     $ 218     $ 117
     Interest cost                                 253       234       331
     Actual return on plan assets                 (567)     (411)     (359)
     Net amortization and deferral                 263       140       178
                                                  ----      ----      ----
       Net pension expense                       $ 175     $ 181     $ 267
                                                  ====      ====      ====

    Major assumptions used to determine pension obligations:

     Discount rates for obligations             7-7.5%    7-8.5%    7-8.5%
     Discount rates for expenses                7-7.5%    7-8.5%    7-8.5%
     Expected long-term rates of return         7.5-8%    8-8.5%    7-8.5%
     Assumed rates of compensation increases      0-5%      0-5%        5%

     U.S. plans have been valued using discount rates ranging from 7.0% to 7.5%. Foreign plans have been valued using discount rates ranging from 7.0 to 7.5% which approximate rates for obligations of similar duration in those countries to which the plans apply.

The funded status of all plans at December 31 follows:

                                       1997                       1996
                                       ----                       ----
                              Assets     Accumulated     Assets     Accumulated
                              Exceed       Benefit       Exceed       Benefit
                            Accumulated  Obligations   Accumulated  Obligations
                             Benefit       Exceed        Benefit      Exceed
                            Obligations    Assets      Obligations    Assets
                            -----------  -----------   -----------  -----------
                                          (Thousands of dollars)

Vested benefits                $(2,266)     $(1,071)      $(2,120)     $  (989)
Nonvested benefits                (175)         (63)         (133)         (16)
                                ------       ------        ------       ------
Accumulated benefit obligation  (2,441)      (1,134)       (2,253)      (1,005)

Effect of future
  compensation increases            -           (39)           18          (36)
                                ------       ------        ------       ------
Projected benefit obligation    (2,441)      (1,173)       (2,235)      (1,041)

Plan assets at fair value        3,070        1,041         2,816          814
                                ------       ------        ------       ------
Projected benefit obligation less
  than (in excess of) plan assets  629         (132)          581         (227)
Unrecognized net loss              (74)         397            13          476
Unrecognized net transition
  obligation (asset)              (435)          68          (481)          76
Unrecognized prior service cost     -            -             82           -
Additional minimum liability        76         (452)           -          (544)
                                ------        ------       ------        ------
Prepaid (accrued) pension cost $   196       $ (119)      $   195       $ (219)
                                ======        ======       ======        ======

     In addition to the plans described above, in 1993 the Company's Board of Directors approved a retirement compensation program for certain officers and employees of the Company and a retirement compensation arrangement for the Company's then Chairman and Chief Executive Officer. The Board approved a total of $3,500,000 to fund such plans. This amount represents the best estimate of the obligation that vested immediately upon Board approval and is to be paid for services rendered to date.


Postretirement Benefits Other than Pensions
-------------------------------------------

     The Company provides certain health care and life insurance benefits for some of its retired employees.

     The accumulated postretirement benefit obligation at December 31, 1997 and 1996 is as follows:

                                                        1997        1996
                                                        ----        ----
                                                     (Thousands of dollars)

     Retirees                                         $1,473      $1,571
     Fully eligible active plan participants             244         228
     Other active plan participants                      388         344
     Unrecognized net gain                               538         596
     Prior service cost                                  (34)        (38)
                                                       -----       -----
                                                      $2,609      $2,701
                                                       =====       =====

     Net postretirement benefit costs for 1997, 1996 and 1995 include the following:

                                                  1997      1996      1995
                                                  ----      ----      ----
                                                   (Thousands of dollars)

     Service cost-benefits
       earned during the year                    $  20     $  20     $  20
     Interest cost on accumulated
       postretirement benefit obligation           143       146       162
     Amortization of unrecognized gain             (52)      (44)      (56)
                                                  ----      ----      ----
         Total cost                              $ 111     $ 122     $ 126
                                                  ====      ====      ====

     The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation as of December 31, 1997 was 8% for 1997 decreasing linearly each successive year until it reaches 4.5% in 2001, after which it remains constant. A one-percentage-point increase in the assumed health care cost trend rate for each year would increase the accumulated postretirement benefit obligation as of December 31, 1997 and net postretirement health care cost by approximately 14%. The assumed discount rate used in determining the accumulated postretirement benefit obligation at December 31, 1997 and 1996 was 7.0%, compounded annually.

401(k) Plans
------------

     The Company offers its employees the opportunity to voluntarily participate in one of six 401(k) plans administered by the Company or one of its subsidiaries. The Company makes matching and other contributions in accordance with the provisions of the plans and, under certain provisions, at the discretion of the Company. The Company made annual matching and other contributions of $623,000, $474,000 and $227,000 in 1997, 1996 and 1995,
respectively.


Note 8.     SHAREHOLDERS' EQUITY:

Share Repurchase
----------------

     In August 1995, Katy's Board of Directors authorized the Company to repurchase up to 400,000 shares of its common stock over the subsequent twelve months in open market transactions. On January 2, 1996, Katy's Board authorized the Company to repurchase an additional 500,000 shares, bringing the total authorization to 900,000 shares. In connection therewith, Katy repurchased 38,000, 509,800 and 352,200 of its common shares during the years ended December 31, 1997, 1996 and 1995, at a total cost of $566,000, $6,367,000 and $3,341,000, respectively. As of December 31, 1997, the full amount of shares have been repurchased, thus, the repurchase program is complete.

     During 1997, the Company initiated an "Odd Lot Buyback" program to repurchase shares held by shareholders owning fewer than 100 shares. During the year ended December 31, 1997, Katy repurchased 4,695 of its common shares at a cost of $87,000 relating to this program.

Stockholder Rights Plan
-----------------------

     In January 1995, the Board of Directors adopted a Stockholder Rights Plan and distributed one right for each outstanding share of the Company's common stock. Each right entitles the shareholder to acquire one share of the Company's common stock at an exercise price of $35, subject to adjustment. The rights are not and will not become exercisable unless certain change of control events occur. As of December 31, 1997, there are 8,280,007 rights outstanding of which none are exercisable.

1994 Key Employee and Director Stock Purchase Plan
--------------------------------------------------

     In 1994, the Board of Directors approved the Stock Purchase Plan for Key Employees and Directors. Under the Plan, shares of the Company's common stock, held in the treasury, were reserved for issuance at a purchase price equal to 65% (50% in certain cases) of the market value of the shares as determined based upon the offering period established by the Compensation Committee of the Company's Board of Directors. During 1996, 24,000 shares were issued at prices ranging from $6.17 to $8.02 per share. As of December 31, 1997, 83,000 shares have been issued at prices ranging from $6.17 to $8.02 per share. The issuance of these shares, in 1996, for total notes receivable of $141,000, was a noncash financing transaction.

     Proceeds from the sale of these shares consisted of cash or notes receivable due on demand but no later than sixty months from date of purchase with an interest rate equal to the Federal Short-Term Funds Rate. The Company is holding the shares as collateral for all notes receivable. Further, these shares cannot be sold until twenty-four months from the date of purchase provided the notes have been repaid. Notes receivable from plan participants are included in the Consolidated Balance Sheets under the caption "Foreign currency translation and other adjustments". The excess of the cost of the treasury shares over the market value of the shares at the date of purchase of $43,000 was charged to retained earnings in 1996. The excess of the market value of the shares over the purchase price of $113,000 was charged to compensation expense in 1996.

Restricted Stock Grant
----------------------

     During 1997, the Company issued restricted stock grants in the amount of 44,250 shares to certain key employees of the Company. These stock grants are vesting over a four year period, of which 25% vested immediately upon distribution. As a result of this transaction, the Company has recognized compensation expense for 1997 in the amount of $324,000.

Director Stock Grant
--------------------

     During 1997, the Company granted all non-employed Directors 500 shares of Company stock. The total grant to the Directors for the year ending December 31, 1997 was 4,500 shares.

Stock Option Plans
------------------

     During 1995, the Company established stock option plans providing for the grant of options to purchase common shares to outside directors, executives and certain key employees. The Compensation Committee of the Board of Directors administers the plans and approves stock option grants. Stock options granted under the plans are exercisable at a price equal to the market value of the stock at the date of grant. The options, in the case of nonemployee directors are immediately exercisable, and in the case of executives and key employees, become exercisable from one to four years from the date of grant and generally expire 10 years from the date of grant. The following table summarizes option activity under the plans:


                                                           Weighted
                                                            Average    Weighted
                                                           Remaining    Average
                                                          Contractual  Exercise
                               Options    Exercise Price     Life        Price
                               -------    --------------  -----------  --------

Outstanding at
  December 31, 1994                 -

Granted                        197,000      $8.50 - 9.25                  $8.96
Canceled                            -
                               -------

Outstanding at
  December 31, 1995            197,000      $8.50 - 9.25    9.8 years     $8.96

Granted                        304,750    $12.69 - 13.57                 $13.21
Canceled                       (12,000)     $8.50 - 9.25                  $9.00
                               -------

Outstanding at
  December 31, 1996            489,750    $8.50 - 13.57     9.5 years    $11.60

Granted                         33,000   $16.13 - 19.56                  $17.87
Exercised                      (21,850)   $8.50 - 13.19                  $11.25
Canceled                       (17,500)    $8.50 - 9.25                  $12.69
                               -------

Outstanding at
  December 31, 1997            483,400    $8.50 - 19.56     8.5 years    $11.99
                               =======

Vested and exercisable
  at December 31, 1997         189,539                                   $11.37
                               =======

     The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations in accounting for its stock option plans. Accordingly, no compensation cost has been recognized. Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") was issued and, if fully adopted by the Company, would change the method for recognition of cost. Under SFAS No. 123, cost is based upon the fair value of each option at the date of grant using an option-pricing model that takes into account as of the grant date the exercise price and expected life of the option, the current price of the underlying stock and its expected volatility, expected dividends on the stock and the risk-free interest rate for the expected term of the option. Had compensation cost been determined based on the fair value method of SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below. The weighted average fair values of options granted in 1997 and 1996 were $7.02 and $4.80, respectively.

     The fair value of each option grant is estimated on the date of grant using the binomial option-pricing model with the following assumptions used for grants on June 8, 1995, December 29, 1995, May 20, 1996, July 30, 1996,
December 9, 1996, May 19, 1997 and December 9, 1997, respectively: dividend yield of 1.82%, 2.35% and 2.35% for the periods 1997, 1996 and 1995, respectively; expected volatility ranging from 17.8% to 29.9% for all grants, risk free interest rates ranging from of 5.18% to 6.44% for all grants; and expected lives of 5 years for all grants.

                                                   1997      1996      1995
                                                   ----      ----      ----
                                       (In thousands, except per share amounts)

Net income as reported                          $11,602   $13,716   $28,571
                                                 ======    ======    ======
Net income - pro forma                          $11,334   $13,628   $28,559
                                                 ======    ======    ======

Earnings per share as reported - Basic            $1.40     $1.64     $3.18
                                                 ======    ======    ======
Earnings per share - pro forma - Basic            $1.37     $1.63     $3.18
                                                 ======    ======    ======

Earnings per share as reported - Diluted          $1.38     $1.64     $3.18
                                                 ======    ======    ======
Earnings per share - pro forma - Diluted          $1.35     $1.63     $3.18
                                                 ======    ======    ======

     The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts and additional awards are anticipated in future years.

Foreign Currency Translation and Other Adjustments
--------------------------------------------------

     The components of the foreign currency translation and other adjustments section of shareholders' equity are as follows:

     December 31,                                        1997        1996
                                                         ----        ----
                                                      (Thousands of dollars)

     Foreign currency translation adjustments         $(1,461)    $(1,287)
     Deferred compensation                               (324)         -
     Notes receivable from key employees and
       directors under the Stock Purchase Plan           (491)       (491)
                                                       ------      ------
                                                      $(2,276)    $(1,778)
                                                       ======      ======


Note 9.     WASTE-TO-ENERGY FACILITY:

     A limited partnership, all the partners of which are the Company's subsidiaries, owns a waste-to-energy facility in Savannah, Georgia. The limited partnership is under contract with the Resource Recovery Development Authority ("Authority") of the City of Savannah (the "City") to receive and dispose of the City's solid waste through 2007. The contract provides for minimum levels of the limited partnership's disposal fee income to be used to retire the $50,700,000 of industrial revenue bonds issued by an Authority of the City to finance construction of the plant.

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

     Under terms of the contract, the Company has made contributions to the trust fund totaling $9,200,000. In consideration for these contributions, the waste-to-energy facility will revert to the Company, subject to collateral agreements under the bond indentures, when the service agreement expires. The Company is not required to make any additional payments to the trust fund. The Company's subsidiary has made capital expenditures to improve the operating facility, and these expenditures have been accounted for as deferred expenses and are being amortized through 2007, the period during which the Company expects to realize the economic benefits associated with such expenditures. At December 31, 1997 and 1996, expenditures of $1,557,000 and $1,858,000, net of accumulated amortization of $6,142,000 and $5,841,000, respectively, are reflected in the Consolidated Financial Statements. Balances for 1997 and 1996 are included in "Net noncurrent assets of other operations to be disposed of" and "Investment in waste-to-energy facility," respectively, in the Consolidated Balance Sheets. See Note 3 for further discussion.


Note 10.     INCOME TAXES:

     The domestic and foreign components of income (loss) before income taxes, exclusive of equity in income of unconsolidated affiliates, are:

                                                     1997      1996      1995
                                                     ----      ----      ----
                                                      (Thousands of dollars)
  Domestic
    Continuing                                    $14,148   $21,469   $13,709
    Discontinued                                    3,159     1,361     3,512
                                                   ------    ------    ------
   Total domestic                                 $17,307   $22,830   $17,221
                                                   ======    ======    ======

  Foreign
    Continuing                                    $   417   $  (503)  $ 1,021
    Discontinued                                      (49)      152      (109)
                                                   ------    ------    ------
   Total foreign                                  $   368   $  (351)  $   912
                                                   ======    ======    ======

   Total worldwide                                $17,675   $22,479   $18,133
                                                   ======    ======    ======

     The components of the net provision (benefit) for income taxes are:

                                                     1997      1996      1995
                                                     ----      ----      ----
                                                      (Thousands of dollars)
  Continuing operations:
    Current:
     Federal                                      $ 2,786   $ 1,385   $ 2,454
     State                                            340       243      (472)
     Foreign                                           47         0         0
                                                   ------    ------    ------
      Total                                         3,173     1,628     1,982
                                                   ------    ------    ------

    Deferred:
     Federal                                        1,315     5,729       795
     State                                            269        87    (1,929)
     Foreign                                          165      (186)        0
                                                   ------    ------    ------
      Total                                         1,749     5,630    (1,134)
                                                   ------    ------    ------
  Total continuing operations                     $ 4,922   $ 7,258   $   848
                                                   ======    ======    ======

  Discontinued operations:
     Federal                                      $ 1,065   $   674   $ 1,143
     State                                            104        52       (25)
     Foreign                                          (18)     (166)      141
                                                   ------    ------    ------
      Total                                       $ 1,151   $   560   $ 1,259
                                                   ------    ------    ------

   Net provision for income taxes                 $ 6,073   $ 7,818   $ 2,107
                                                   ======    ======    ======

     The total income tax provision for continuing operations differed from the amount computed by applying the statutory federal income tax rate to pretax income from continuing operations. The computed amount and the differences for the years ended December 31, 1997, 1996 and 1995 were as follows:

                                                     1997      1996      1995
                                                     ----      ----      ----
                                                      (Thousands of dollars)

  Provision for income taxes at statutory rate    $ 5,098   $ 7,338   $ 5,155
  State income taxes, net of federal benefit          492       403     1,091
  Foreign tax rate differential                        20        -         -
  Amortization of negative goodwill                  (596)       -         -
  Tax benefit from Schon sale - Note 2                 -         -     (3,000)
  Benefit of net operating loss carryforwards         (49)      (22)      (49)
  Other, net                                          (43)      (80)     (686)
                                                   ------    ------    ------
     Provision for income taxes from
       continuing consolidated operations           4,922     7,639     2,511
  Undistributed earnings (loss) of equity investees    -       (381)   (1,663)
                                                   ------    ------    ------
     Net provision for income taxes               $ 4,922   $ 7,258   $   848
                                                   ======    ======    ======

     The tax effects of significant items comprising the Company's net deferred tax liability as of December 31, 1997 and 1996 are as follows:

                                                             1997        1996
                                                             ----        ----
                                                         (Thousands of dollars)
  Deferred tax liabilities:
    Difference between book and tax basis of property     $   149     $    95
    Waste-to-energy facility                               17,581      17,668
    Undistributed earnings of equity investees             10,616      10,570
                                                           ------      ------
                                                           28,346      28,333
                                                           ------      ------
  Deferred tax assets:
    Allowance for doubtful receivables                      1,837       1,824
    Inventory costs                                         2,698       2,402
    Accrued expenses and other items                       11,806      11,962
    Operating loss carryforwards - domestic                 3,097       3,233
    Operating loss carryforwards - foreign                    361         160
    Tax credit carryforwards                                   46         122
                                                           ------      ------
                                                           19,845      19,703
    Less valuation allowance                                 (799)       (900)
                                                           ------      ------
                                                           19,046      18,803
                                                           ------      ------
     Net deferred tax liability                           $ 9,300     $ 9,530
                                                           ======      ======

     The valuation allowance primarily relates to domestic net operating loss carryforwards and foreign tax credit carryforwards that may not be realized due to uncertainties as to certain subsidiaries realization of future income and to past losses from foreign operations. The valuation allowance decreased $101,000 during the year ended December 31, 1997, due to partial utilization of available net operating losses. The domestic net operating loss carryforwards primarily relate to the waste-to-energy facility and the business that operates cold storage facilities and can only be used to offset income from those operations. Domestic net operating loss carryforwards have expiration dates ranging from 1998 to 2008.

     At December 31, 1997, foreign tax credit carryforwards of $46,000 (with an expiration date in 1998) are available.


Note 11.  LEASE OBLIGATIONS:

     The Company has entered into noncancelable leases for manufacturing and data processing equipment and real property with lease terms of up to five years. The Company is generally obligated for the cost of property taxes, insurance and maintenance. Future minimum lease payments as of December 31, 1997 are as follows:

                                     (Thousands of dollars)

     1998.................................. $ 3,878
     1999..................................   3,307
     2000..................................   1,821
     2001..................................   1,309
     2002..................................     806
     Later years...........................   3,102
                                             ------
       Total minimum payments.............. $14,223
                                             ======

     Rental expense for 1997, 1996 and 1995 for operating leases was $3,928,000, $1,456,000 and $1,458,000, respectively.


Note 12.     INDUSTRY SEGMENTS AND GEOGRAPHIC INFORMATION:

     The Company is a manufacturer and distributor of a variety of industrial and consumer products, including sanitary maintenance supplies, coated abrasives, stains, electrical and electronic components, and nonpowered hand tools. Principal markets are in the United States and Canada, and include the sanitary maintenance, restaurant supply, retail, electronic, automotive, and computer markets. The diversity of the Company's products and markets ensure that there is not a material impact on the Company in total from one product or one marketplace. These activities are grouped into two industry segments:
Electrical/Electronic and Maintenance Products. Katy is dependent upon one customer for approximately 15% of annual sales. Katy is not dependent on any other single customer for a material portion of its overall business. The Company is not reliant upon any one significant vendor or material.

     Segment information for the years ended December 31, 1997, 1996 and 1995 is presented under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations" included in Part II, Item 7.

     Export sales of products, primarily to Canada, Central and South America, Europe, the Middle East and the Far East, were $13,428,000, $5,960,000, and $8,938,000 in 1997, 1996 and 1995, respectively.

     The Company operates businesses both in the United States and foreign countries. The operations for 1997, 1996 and 1995 of businesses within major geographic areas are summarized as follows:

                                  United   Canada/
                                  States   Mexico  Europe   Other  Consolidated
                                  ------   ------  ------   -----  ------------
                                             (Thousands of dollars)

1997:

Sales to unaffiliated customers $256,182  $13,496 $ 2,396  $1,959      $274,033
                                 =======   ======  ======   =====       =======
Operating income                $ 10,831  $   956 $   218  $  174      $ 12,179
                                 =======   ======  ======   =====       =======
Identifiable assets [a]         $220,713  $14,860 $    -   $   -       $235,573
                                 =======   ======  ======   =====       =======

1996:

Sales to unaffiliated customers $145,184  $ 4,907 $ 3,747  $2,186      $156,024
                                 =======   ======  ======   =====       =======
Operating income                $  7,004  $   342 $   418  $  206      $  7,970
                                 =======   ======  ======   =====       =======
Identifiable assets [a]         $220,796  $14,581 $    -   $   -       $235,377
                                 =======   ======  ======   =====       =======

1995:

Sales to unaffiliated customers $118,234  $ 1,473 $12,741  $3,645      $136,093
                                 =======   ======  ======   =====       =======
Operating income (loss)         $  1,213  $   191 $(1,492) $ (357)     $  (445)
                                 =======   ======  ======   =====       =======
Identifiable assets             $207,499  $17,913 $    -   $   -       $225,412
                                 =======   ======  ======   =====       =======

     Net sales for each geographic area include sales of products produced in that area and sold to unaffiliated customers, as reported in the Statements of Consolidated Operations.

[a]   Amounts represent total identifiable assets, net of liabilities of
$16,818,000 and $4,131,000 for 1997 and 1996, respectively.  The $16,818,000 represents the total liabilities of both Discontinued Operations and Other Operations to be Disposed Of, whereas, the $4,131,000 represents the total liabilities of Discontinued Operations.


Note 13.     CONTINGENT LIABILITIES

     In December 1996, Banco del Atlantico, a bank located in Mexico, filed a lawsuit against Woods Industries, Inc. ("Woods"), a subsidiary of the Company, and against certain past and then present officers and directors and former owners of Woods, alleging that the defendants participated in a violation of the Racketeer Influenced and Corrupt Organizations Act involving allegedly fraudulently obtained loans from Mexican banks, including the plaintiff, and "money laundering" of the proceeds of the illegal enterprise. The plaintiff also alleges that it made loans to an entity controlled by certain officers and directors based upon fraudulent representations. The plaintiff seeks to hold Woods liable for its alleged damage under principles of respondeat superior and successor liability. The plaintiff is claiming damages in excess of $24,000,000 and is requesting treble damages under the statutes. The defendants have filed a motion, which has not been ruled on, to dismiss this action on
jurisdictional grounds.   Because the litigation is in preliminary stages, it
is not possible at this time for the Company to determine an outcome or reasonably estimate the range of potential exposure. Katy may have recourse against the former owner of Woods and others for, among other things, violations of covenants, representations and warranties under the purchase agreement, and under state, federal and common law. In addition, the purchase price under the purchase agreement may be subject to adjustment as a result of the claims made by Banco del Atlantico. The extent or limit of any such recourse cannot be predicted at this time.

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

     The Company and certain of its current and former direct and indirect corporate predecessors, subsidiaries and divisions have been identified by the United States Environmental Protection Agency, state environmental agencies and private parties as potentially responsible parties ("PRPs") at a number of hazardous waste disposal sites under the Comprehensive Environmental Response, Compensation and Liability Act ("Superfund") or equivalent state laws and, as such, may be liable for the cost of cleanup and other remedial activities at these sites. Responsibility for cleanup and other remedial activities at a Superfund site is typically shared among PRPs based on an allocation formula. The means of determining allocation among PRPs is generally set forth in a written agreement entered into by the PRPs at a particular site. An allocation share assigned to a PRP is often based on the PRP's volumetric contribution of waste to a site. Under the federal Superfund statute, parties are held to be jointly and severally liable, thus subjecting them to potential individual liability for the entire cost of cleanup at the site. The Company is also involved in remedial response and voluntary environmental cleanup at a number of other sites which are not currently the subject of any legal proceedings under Superfund, including certain of its current and formerly owned manufacturing facilities. Based on its estimate of allocation of liability among PRPs, the probability that other PRPs, many of whom are large, solvent, public companies, will fully pay the costs apportioned to them, currently available information concerning the scope of contamination, estimated remediation costs, estimated legal fees and other factors, the Company has recorded and accrued for indicated environmental liabilities in the aggregate amount of approximately $4,405,000 at December 31, 1997. The ultimate cost will depend on a number of factors and the amount currently accrued represents management's best current estimate of the total cost to be incurred. The Company expects this amount to be substantially paid over the next one to four years.

     The most significant environmental matters in which the Company is currently involved are as follows:

     1. In 1993, the United States Environmental Protection Agency ("USEPA") initiated a Unilateral Administrative Order Proceeding under Section 7003 of the Resource Conservation and Recovery Act ("RCRA") against W.J. Smith and Katy. The proceeding requires certain actions at the site and certain off-site areas, as well as development and implementation of additional cleanup activities to mitigate off-site releases. In December 1995, W.J. Smith, Katy and USEPA agreed to resolve the proceeding through an Administrative Order on Consent under
        Section 7003 of RCRA. Pursuant to the Order, W.J. Smith is currently implementing a cleanup to mitigate off-site releases.

     2. During 1995, the Company reached agreement with the Oregon Department of Environmental Quality ("ODEQ") as to a cleanup plan for PCB contamination at the Medford, Oregon facility of the former Standard Transformer division of American Gage. The plan called for the Company to provide a trust fund of $1,300,000 to fund cleanup costs at the site. These funds were expended in 1995. The plan also called for the present occupants of the site, Balteau Standard, Inc. to provide the next $450,000 of cost, with any additional costs to be shared equally between the two parties. Balteau Standard has paid the next $450,000 and the parties are now sharing equally in cleanup costs. Katy believes the cleanup plan has been successful and has requested that the ODEQ inspect and approve the remediation work. Katy has received such approval with respect to a portion of the cleanup plan. Further monitoring of groundwater and testing and cleanup of adjacent property may be required before approval can be obtained with respect to the remainder of the plan. Pending such approval, the liability of Katy and its subsidiary cannot be determined at this time.

     3. Pursuant to an agreement executed in connection with the sale of assets of JEI Liquidating, Inc., a Katy subsidiary, Katy has agreed to defend and indemnify the buyer of such assets, Allard Industries, Inc. ("Allard"), in the case captioned "United States v. Exxon, et al." in U.S. District Court, D.N.H., consolidated nos. C-92-486; C-93-95-L; C-94-148-Lcas. The case concerns the disposal of hazardous substances at a landfill site in Londonderry, New Hampshire, at which JEI Liquidating Inc. allegedly disposed of hazardous substances from its Manchester, New Hampshire facility. The case arises under the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"), under which generators and transporters of hazardous substances are generally held to be jointly and severally liable for the cleanup of those substances when released into the environment.
        The parties to the litigation have reached a settlement in principle, the specific terms of which are being negotiated in a Consent Decree. Under the expected Consent Decree, Allard/Katy will pay approximately $287,000 and perform no future work at the site, subject to limited re-openers. In exchange, Allard and Katy will receive a release and contribution protection. Honeywell Inc., a former owner and operator of JEI Liquidating Inc.'s Manchester, New Hampshire facility, has agreed in principle to pay $40,000 of Allard/Katy's settlement under the Consent Decree. Pending entry of the Consent Decree and receipt of a release, Katy's liability cannot be determined at this time.

     Although management believes that these actions individually and in the aggregate are not likely to have a material adverse effect on the Company, further costs could be significant and will be recorded as a charge to operations when such costs become probable and reasonably estimable.


Note 14.     UNUSUAL ITEMS:

     During 1997, 1996 and 1995, various charges and credits, as follows, were recorded in the Company's Statements of Consolidated Operations:

1997
----

     During 1997, the Company recorded a pre-tax gain of $585,000 on the sale of property.

1996
----

    During 1996, the Company sold its remaining investment in Union Pacific common stock and Union Pacific Resources common stock for total proceeds of $18,681,000 resulting in a pre-tax gain of $10,612,000.

1995
----

     During the second quarter of 1995, the Company sold one-half of its 75% interest in Schon & Cie, AG. With the reduction in its ownership interest, the Company began reporting its continuing investment in Schon using the equity method of accounting. In connection with the sale, the Company recorded a gain of $4,920,000 reflecting the reversal of previously recorded losses of Schon and a deferred tax asset of $3,000,000.

     During the third quarter of 1995, the Company sold a portion of its holdings of Union Pacific Corporation common stock for proceeds of $15,550,000, resulting in a pre-tax gain of $7,675,000.

     During 1995, the Company received settlements from various insurance companies in the amount of $2,846,000 in settlement of claims associated with environmental issues.

     In the fourth quarter of 1995, the Company sold its wholly owned subsidiary, WSC Liquidating Co., whose sole asset consisted of common shares of Syratech Corporation. Katy also sold additional shares which were held directly by Katy. The net proceeds from these transactions was approximately $50,800,000 and resulted in an after tax gain of $7,500,000, comprised of a gain of $793,000 and the reversal of $6,707,000 of deferred taxes previously provided on Katy's share of Syratech's income, which has been determined to not be required as a result of these transactions.


Note 15:     QUARTERLY RESULTS OF OPERATIONS (UNAUDITED):

     Quarterly results of operations have been affected by unusual or infrequently occurring items as discussed in Notes 5 and 14.

1997                                  1st Qtr    2nd Qtr    3rd Qtr    4th Qtr
----                                  -------    -------    -------    -------
                               (Thousands of dollars, except per share amounts)

Net sales                             $62,333    $60,818    $71,779    $79,103
                                       ======     ======     ======     ======
Gross profit                          $14,846    $21,969    $19,804    $19,781
                                       ======     ======     ======     ======
Income from continuing operations     $ 1,987    $ 1,959    $ 2,321    $ 3,376

Discontinued operations                   503        600        289        567
                                       ------     ------     ------     ------
Net income                            $ 2,490    $ 2,559    $ 2,610    $ 3,943
                                       ======     ======     ======     ======
Earnings per share - Basic
 Continuing operations                $  0.24    $  0.24    $  0.28    $  0.41
 Discontinued operations                 0.06       0.07       0.04       0.07
                                       ------     ------     ------     ------
 Net income                           $  0.30    $  0.31    $  0.32    $  0.48
                                       ======     ======     ======     ======

Earnings per share - Diluted
 Continuing operations                $  0.24    $  0.23    $  0.28    $  0.40
 Discontinued operations                 0.06       0.07       0.03       0.07
                                       ------     ------     ------     ------
 Net income                           $  0.30    $  0.30    $  0.31    $  0.47
                                       ======     ======     ======     ======

1996                                  1st Qtr    2nd Qtr    3rd Qtr    4th Qtr
----                                  -------    -------    -------    -------
                               (Thousands of dollars, except per share amounts)

Net sales                             $34,881    $35,710    $38,910    $46,523
                                       ======     ======     ======     ======
Gross profit                          $11,064    $11,667    $11,735    $13,100
                                       ======     ======     ======     ======
Income from continuing operations     $ 4,102    $ 2,044    $ 1,593    $ 5,024

Discontinued operations                   327        255         42        329
                                       ------     ------     ------     ------
Net income                            $ 4,429    $ 2,299    $ 1,635    $ 5,353
                                       ======     ======     ======     ======
Earnings per share - Basic
 Continuing operations                $  0.48    $  0.25    $  0.20    $  0.61
 Discontinued operations                 0.04       0.03       0.00       0.04
                                       ------     ------     ------     ------
 Net income                           $  0.52    $  0.28    $  0.20    $  0.65
                                       ======     ======     ======     ======
Earnings per share - Diluted
 Continuing operations                $  0.48    $  0.25    $  0.20    $  0.61
 Discontinued operations                 0.04       0.03       0.00       0.04
                                       ------     ------     ------     ------
 Net income                           $  0.52    $  0.28    $  0.20    $  0.65
                                       ======     ======     ======     ======


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


                                   Part III.
                                   ---------

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

     Information regarding the directors of Katy is incorporated herein by reference to the information set forth under the section entitled "Election of Directors" in the 1998 Proxy Statement.

     Information regarding executive officers of the Company is incorporated herein by reference to the information set forth under the section "Information Concerning Directors and Executive Officers" in the 1998 Proxy Statement.


Item 11.  EXECUTIVE COMPENSATION
--------------------------------

     Information regarding compensation of executive officers is incorporated by reference to the materials under the caption "Executive Compensation" in the 1998 Proxy Statement.


Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

     Information regarding beneficial ownership of stock by certain beneficial owners and by management of Katy is incorporated herein by reference to the information set forth under the section "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" in the 1998 Proxy Statement.


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

     Information regarding certain relationships and related transactions with management is incorporated herein by reference to the information set forth under the section "Certain Relationships and Related Transactions" in the 1998 Proxy Statement.


                                    Part IV.
                                    --------

Item 14.  FINANCIAL STATEMENTS, SCHEDULES, EXHIBITS AND REPORTS ON FORM 8-K
---------------------------------------------------------------------------

(a)    1.  Financial Statement Schedules
       ---------------------------------

       The Financial statement schedule filed with this report is listed on the "Index to Financial Statement Schedules."

       2.  Exhibits
       ------------

       The exhibits filed with this report are listed on the "Exhibit Index."

(b)    Reports on Form 8-K
       -------------------

On January 14, 1998, the Company filed a current report on Form 8-K providing information in response to Item 5 to Form 8-K with respect to the plan to divest certain companies and reorganize its remaining operations into two business segments.



                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 25, 1998                               KATY INDUSTRIES, INC.
                                                         Registrant


                                                  /S/ John R. Prann, Jr.
                                                  ----------------------
                                                    John R. Prann, Jr.
                                          President and Chief Executive Officer


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

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of this 25th day of March, 1998.

Signature                   Title
---------                   -----


/S/ Jacob Saliba            Chairman of the Board and Director
----------------
Jacob Saliba


/S/ John R. Prann, Jr.      President, Chief Executive Officer and Director
----------------------      (Principal Executive Officer)
John R. Prann, Jr.


/S/ Stephen P. Nicholson    Vice President, Finance and Chief Financial Officer
------------------------    (Principal Financial and Accounting Officer)
Stephen P. Nicholson


/S/ Glenn W. Turcotte       Executive Vice President, Chief Operating Officer
---------------------       and Director
Glenn W. Turcotte


/S/ Arthur R. Miller        Executive Vice President, Corporate Development,
--------------------        General Counsel and Director
Arthur R. Miller


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


/S/ Wallace E. Carroll, Jr. Director
---------------------------
Wallace E. Carroll, Jr.


/S/ William H. Murphy       Director
---------------------
William H. Murphy


/S/ Lutz Raettig            Director
----------------
Lutz Raettig


/S/ Charles W. Sahlman      Director
----------------------
Charles W. Sahlman




INDEX TO FINANCIAL STATEMENT SCHEDULES

                                                          Page
                                                          ----

Independent Auditors' Report                               46
Schedule II - Valuation and Qualifying Accounts            47


     All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the Consolidated Financial Statements of Katy or the Notes thereto.


              INDEPENDENT AUDITORS' REPORT ON SUPPLEMENTAL SCHEDULE

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
KATY INDUSTRIES, INC.

We have audited the consolidated financial statements of Katy Industries, Inc. and subsidiaries (the "Company") as of December 31, 1997 and 1996, and for each of the three years in the period ended December 31, 1997, and have issued our report thereon dated January 27, 1998; such report is included elsewhere in this Form 10-K. Our audits also included the financial statement schedule of Katy Industries, Inc., listed in Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE LLP




Denver, Colorado
January 27, 1998



                     KATY INDUSTRIES, INC. AND SUBSIDIARIES
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                           (Thousands of dollars)

                           Balance at  Additions  Write-offs            Balance
                            Beginning  Charged to   to the     Other     at End
Description                  of Year    Expense    Reserve  Adjustments of Year
-----------                ----------  ---------- --------- ----------- -------
Reserves deducted from
  assets to which they apply:

Year ended December 31, 1997:  [a]

Reserve for doubtful accounts:
  Trade receivables            $1,012       $405     $(429) $(155)  [b]    $708
                                                              (94)  [c]
                                                              (31)  [d]
Current notes and other
 accounts receivable              329         -         -      94   [c]     410
                                                              (13)  [b]

Long-term notes receivable      2,500         -         -      -          2,500
                                -----      -----     -----  -----         -----
                               $3,841      $ 405    $(429)  $(199)       $3,618
                                =====      =====    =====   =====         =====

Year ended December 31, 1996:

Reserve for doubtful accounts:
Trade receivables                $886       $455    $(174)    $42   [e]  $1,181
                                                              (28)  [b]
Current notes and other
 accounts receivable              966        146     (667)     -            445

Long-term notes receivable      2,500         -        -       -          2,500
                                -----      -----    -----   -----         -----
                               $4,352       $601    $(841)    $14        $4,126
                                =====      =====    =====   =====         =====

Year ended December 31, 1995:

Reserve for doubtful accounts:
Trade receivables              $3,183       $257    $(105)    $12   [e]    $886
                                                           (2,461)  [f]
Current notes and other
 accounts receivable              854        422      (54)   (256)  [b]     966

Long-term notes receivable      2,500         -        -       -          2,500
                                -----      -----    -----   -----         -----
                               $6,537       $679    $(159)$(2,705)       $4,352
                                =====      =====    =====   =====         =====

[a] In accordance with the divestiture plan, beginning balances for 1997 reflect the exclusion of the reserves for discontinued operations.
[b] Doubtful accounts and credit memos written-off against the reserve.
[c] Amount reclassed from the 'Reserve for doubtful accounts: Trade receivables" to "Current notes and other accounts receivable".
[d] Amount included in "Net current assets of other operations to be disposed of" line item in the current year and in the "Accounts receivable, trade" line item in the prior year.
[e] Adjustment due to acquisition of subsidiary.
[f] Adjustment due to deconsolidation of subsidiary.


                              KATY INDUSTRIES, INC.
                                INDEX OF EXHIBITS
                                DECEMBER 31, 1997

Exhibit
Number  Exhibit Title                                                      Page
------  -------------                                                      ----

3.1     Certificate of Incorporation (incorporated by reference to Katy's    *
        Form 10-K for year ended December 31, 1987, filed March 29, 1988).

3.2     By-Laws (incorporated by reference to Katy's Form 8-K filed          *
        February 15, 1996).

4.1     Rights Agreement dated as of January 13, 1995 between Katy and       *
        Harris Trust and Savings Bank as Rights Agent (incorporated by reference to Katy's Form 8-K filed January 24, 1995).

4.1a    Amendment dated as of October 31, 1996 to the Rights Agreement       *
        dated as of January 13, 1995 between Katy and Harris Trust and Savings Bans as Rights Agent (incorporated by reference to Katy's
        Form 8-K filed November 8, 1996).

10.1    Katy's Industries, Inc. 1994 Key Employee and Director Stock         *
        Purchase Plan (incorporated by reference to Katy's Registration Statement on Form S-8 filed September 28, 1994, Reg. No. 33-55647).

10.2    Katy Industries, Inc. Long-Term Incentive Plan (incorporated by      *
        reference to Katy's Registration Statement on Form S-8 filed
        June 21, 1995, Reg. No. 33-60443).

10.3    Katy Industries, Inc. Non-Employee Director Stock Option Plan        *
        (incorporated by reference to Katy's Registration Statement on Form S-8 filed June 21, 1995, Reg. No. 33-60449).

10.4    Katy Industries, Inc. Supplemental Retirement and Deferral           *
        Plan effective as of June 1, 1995.

10.5    Katy Industries, Inc. Directors' Deferred Compensation Plan          *
        effective as of June 1, 1995.

10.6    Katy Industries, Inc. Form of Compensation and Benefits Assurance    *
        Agreement (covering Tier I employees: John R. Prann, Jr., Glenn W. Turcotte and Robert Baratta).

10.7    Katy Industries, Inc. Form of Compensation and Benefits Assurance    *
        Agreement (covering Tier II employees: Michael G. Gordono).

4       Credit Agreement                                                    50

21      Subsidiaries of registrant                                          49

23      Independent Auditors' Consent                                        *

27      Financial Data Schedule

* Indicates incorporated by reference.




                                   Exhibit 21
                                   ----------

                           SUBSIDIARIES OF REGISTRANT


     The following list sets forth subsidiaries of Katy Industries, Inc. as of March 25, 1998, with successive indentation indicating parent/subsidiary relationships of such subsidiaries. The percentage (unless 100%) of outstanding equity securities owned by the immediate parent and the state of jurisdiction or incorporation of each such subsidiary is stated in parentheses. Omitted subsidiaries do not, in the aggregate, constitute a "significant subsidiary".

American Gage & Machine Company (Illinois)
Bach Simpson, Inc. (Delaware)
Bach-Simpson, Ltd. (Ontario, Canada)
   Glit/Gemtex, Ltd. (Ontario, Canada) (June 1, 1997 and forward)
     Glit Canada (June 1, 1997 and forward)
Bee Gee Holding Company, Inc. (Florida) (39%)
Bush Universal, Inc. (New York)
   Hamilton Precision Metals, Inc. (Delaware)
     Waldom Electronics, Inc. (Delaware)
       Waldom Electronics, Inc. (Illinois)
C.E.G.F.(USA), Inc. (Delaware) (95%)
Duckback Products, Inc. (Delaware)
Hallmark Holdings, Inc. (Delaware) (Formerly Elgin Watch International, Inc.)
   Diehl Machines, Inc.
   GC Thorsen, Inc.
   Glit/Gemtex, Inc.
   Loren Products
JEI Liquidating, Inc. (Delaware)
Katy Oil Company of Indonesia (Delaware)
   Katy-Teweh Petroleum Company (Delaware)
Katy-Seghers, Inc. (Delaware)
   Savannah Energy Systems Company (Delaware)
Peters Machinery Company (Delaware)
Schon & Cie, AG (Germany) (11%)
   American Shoe Machinery Corporation, Inc. (Delaware)
   Societe de Fabrication Europeenne des Machines, S.A.R.L. (France)
   Schon Machinery U.S.A., Inc. (Illinois)
   Schon Engineering KFT (Hungary) (51%)
   Schon-Kaev-Eger KFT (Hungary) (58%)
Sinecure Financial Corp. (Colorado) (11%)
The Original Italian Pasta Products Co., Inc. (Massachusetts) (21%)
W.J. Smith, Wood Preserving Company (Texas)
Woods Industries, Inc. (Delaware)