Form 10-Q
period 1998-03-31
KATY INDUSTRIES INC
filed 1998-05-13
CIK 54681

United States
                      Securities and Exchange Commission
                           Washington, D.C. 20549

                                 FORM 10-Q

                       Quarterly Report Under Section 13
                or 15(d) of the Securities Exchange Act of 1934


     For Quarter Ended: March 31, 1998       Commission File Number 1-5558


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


                                 Yes   X       No
                                     -----        -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.


              Class                        Outstanding at May 13, 1998
    Common stock, $1 par value                      8,280,356




                           KATY INDUSTRIES, INC.
                                 FORM 10-Q
                              March 31, 1998


                                  INDEX
                                  -----

                                                       Page
PART I FINANCIAL INFORMATION                           ----

Condensed Consolidated Balance Sheets
March 31, 1998 and December 31, 1997                    2,3

Statements of Condensed Consolidated Income
Three Months Ended March 31, 1998 and 1997               4

Statements of Condensed Consolidated Cash Flows
Three Months Ended March 31, 1998 and 1997               5

Notes to Condensed Consolidated Financial Information    6

Management's Discussion and Analysis of Financial
Condition and Results of Operations                      9


PART II OTHER INFORMATION

Item 1  Legal Proceedings                               13

Item 6  Exhibits and Reports on Form 8-K                13

Signatures                                              13


                   KATY INDUSTRIES, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                    MARCH 31, 1998 AND DECEMBER 31, 1997
                                 (Unaudited)

                                   ASSETS

                                                  March 31,      December 31,
                                                    1998            1997
                                                    ----            ----
                                                   (Thousands of dollars)

CURRENT ASSETS:

  Cash and cash equivalents                       $ 25,156        $ 22,327
  Accounts receivable, trade, net of allowance
    for doubtful accounts                           43,140          47,914
  Notes and other receivables, net of allowance
    for doubtful notes                               1,779           2,263
  Inventories                                       51,988          53,369
  Deferred income taxes                             13,233          13,233
  Other current assets                               2,203           3,167
  Net current assets of discontinued operations      9,979          10,588
  Net current assets of other operations
    to be disposed of                                5,997           6,692
                                                   -------         -------

  Total current assets                             153,475         159,553
                                                   -------         -------

OTHER ASSETS:
  Notes receivable, net of allowance for
    doubtful notes                                     982           1,106
  Cost in excess of net assets of
    businesses acquired                              8,262           8,544
  Miscellaneous                                      9,940           9,993
  Net noncurrent assets of discontinued operations   4,511           4,964
  Net noncurrent assets of other operations
    to be disposed of                               30,946          30,854
                                                   -------         -------

  Total other assets                                54,641          55,461
                                                   -------         -------

PROPERTIES:
  Land and improvements                                894             894
  Buildings and improvements                        13,344          12,433
  Machinery and equipment                           22,634          22,073
                                                   -------         -------

  Accumulated depreciation                         (15,570)        (14,841)
                                                   -------         -------

    Net properties                                  21,302          20,559
                                                   -------         -------

                                                  $229,418        $235,573
                                                   =======         =======

See Notes to Condensed Consolidated Financial Statements.



                     KATY INDUSTRIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1998 AND DECEMBER 31, 1997
                                  (Unaudited)

                                  LIABILITIES

                                                  March 31,      December 31,
                                                    1998             1997
                                                    ----             ----
                                                    (Thousands of dollars)
CURRENT LIABILITIES:

  Accounts payable                                $ 20,936        $ 24,354
  Accrued compensation                               2,959           2,289
  Accrued expenses                                  26,724          28,801
  Accrued interest and taxes                         1,307             236
  Dividends payable                                    621             621
                                                   -------         -------

    Total current liabilities                       52,547          56,301
                                                   -------         -------

OTHER LIABILITIES                                    7,706          10,666
                                                   -------         -------

EXCESS OF ACQUIRED NET
   ASSETS OVER COST, Net                             6,476           6,902
                                                   -------         -------

DEFERRED INCOME TAXES                               22,398          22,533
                                                   -------         -------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Common stock, $1 par value; authorized
    25,000,000 shares; issued 9,822,204 shares       9,822           9,822
  Additional paid-in capital                        51,127          51,127
  Foreign currency translation and other
    adjustments                                     (2,407)         (2,276)
  Retained earnings                                103,447         102,194
  Treasury stock, at cost, 1,542,035
    and 1,542,197 shares                           (21,698)        (21,696)
                                                   -------         -------

  Total shareholders' equity                       140,291         139,171
                                                   -------         -------

                                                  $229,418        $235,573
                                                   =======         =======


See Notes to Condensed Consolidated Financial Statements.



                            KATY INDUSTRIES, INC.
                 STATEMENTS OF CONDENSED CONSOLIDATED INCOME
               THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                 (Unaudited)

                                                         Three Months
                                                        Ended March 31,
                                                     1998            1997
                                                     ----            ----
                                                (Thousands of Dollars Except
                                                       Per Share Data)

Net sales                                         $ 65,193        $ 62,333

Cost of goods sold                                  46,973          43,612
                                                   -------         -------

Gross profit                                        18,220          18,721

Selling, general and administrative                 16,121          15,765
                                                   -------         -------

Income from continuing operations                    2,099           2,956

Income (loss) from other operations
   to be disposed of                                   397            (251)

Interest and other, net                                386             400
                                                   -------         -------

         Income from continuing operations
           before provision for income taxes         2,882           3,105

Provision for income taxes                          (1,009)         (1,118)
                                                   -------         -------

         Income from continuing operations           1,873           1,987

Income from operations of discontinued
   businesses (net of tax)                               0             503
                                                   -------         -------

         Net income                               $  1,873        $  2,490
                                                   =======         =======



Earnings per share - Basic
  Income from continuing operations               $   0.23        $   0.24
  Discontinued Operations                         $   0.00        $   0.06
                                                   -------         -------
  Net Income                                      $   0.23        $   0.30
                                                   =======         =======
Earnings per share - Diluted
  Income from continuing operations               $   0.22        $   0.24
  Discontinued Operations                         $   0.00        $   0.06
                                                   -------         -------
  Net Income                                      $   0.22        $   0.30
                                                   =======         =======
Average shares outstanding
  Basic                                              8,280           8,280
                                                   =======         =======
  Diluted                                            8,454           8,380
                                                   =======         =======

Dividends paid per share - common stock           $  .0750        $  .0750
                                                   =======         =======


See Notes to Condensed Consolidated Financial Statements.



                             KATY INDUSTRIES, INC.
                 STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS
                  THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                 (Unaudited)

                                                          Three Months
                                                         Ended March 31,
                                                       1998           1997
                                                       ----           ----
                                                     (Thousands of dollars)

Cash flows from operating activities:
  Net income                                        $ 1,873        $ 2,490
  Depreciation and amortization                       1,591            472
  Adjustments to reconcile net income to net cash
    flows provided by (used in) operating activities
    (mainly changes in working capital):              1,597         (3,642)
                                                     ------         ------
    Net cash flows provided by (used in)
      operating activities                            5,061           (680)
                                                     ------         ------
Cash flows from investing activities:
  Proceeds from sale of assets                           10             56
  Collections of notes receivable                       128             67
  Capital expenditures                               (2,183)        (1,610)
                                                     ------         ------

    Net cash flows used in investing activities      (2,045)        (1,487)
                                                     ------         ------
Cash flows from financing activities:
  Principal payments on long-term debt                 (227)          (204)
  Payment of dividends                                 (621)          (619)
  Purchase of treasury shares                            (4)          (460)
  Other                                                   2             18
                                                     ------         ------

    Net cash flows used in financing activities        (850)        (1,265)
                                                     ------         ------

Net increase (decrease) in cash and cash equivalents  2,166         (3,342)

Cash and cash equivalents, beginning of period       24,300         27,321
                                                     ------         ------

Cash and cash equivalents, end of period             26,466         23,889

Cash of discontinued operations and other
  Operations to be disposed of                        1,310          1,440
                                                     ------         ------

Cash and cash equivalents of continuing operations  $25,156        $22,449
                                                     ======         ======


Noncash investing and financing activities: During the first quarter ended March 31, 1998, the Company incurred additional debt of $2,302,000 relating to capital equipment.


See Notes to Condensed Consolidated Financial Statements.



                             KATY INDUSTRIES, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                MARCH 31, 1998


(1) Significant Accounting Policies
    -------------------------------

Consolidation Policy
--------------------

   The condensed financial statements include, on a consolidated basis, the accounts of Katy Industries, Inc. and subsidiaries (the "Company") in which it has a greater than 50% voting interest. Investments in affiliates which are not majority owned are reported using the equity method. The condensed consolidated financial statements at March 31, 1998 and December 31, 1997 and for the three month periods ended March 31, 1998 and March 31, 1997 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of financial condition and results of operations. Interim figures are subject to year end audit adjustments and may not be indicative of results to be realized for the entire year. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

Use of Estimates
----------------

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates used by management in the preparation of these condensed financial statements include the valuation of accounts receivable, the carrying value of inventories, the useful lives and recoverability of property, plant and equipment and cost in excess of net assets of businesses acquired, potential product liability and workers compensation claims, and environmental claims.

Discontinued Operations and Other Operations to be Disposed of
--------------------------------------------------------------

   The historical operating results for "Discontinued operations" have been segregated on the accompanying Statements of Condensed Consolidated Income for all periods presented. The related assets and liabilities have been aggregated and separately identified on the March 31, 1998 and December 31, 1997 Condensed Consolidated Balance Sheets as "Net current assets or Net noncurrent assets of discontinued operations". Discontinued operations have not been segregated on the Condensed Consolidated Statements of Cash Flows, except for cash and cash equivalents. Net Income from discontinued operations has been classified as "Income from operations of discontinued businesses" for the three months ended March 31, 1997. During the three months ended March 31, 1998, the income before taxes from the discontinued businesses is included as a deferred gain in "Accrued expenses" with an offsetting amount for income taxes included in "Other Liabilities". The net income of $395,000 from the discontinued businesses will be recognized at such time that the businesses are disposed of.


   The historical operating results for "Other operations to be disposed of" have been segregated on the accompanying Statements of Condensed Consolidated Income for all periods presented. The related assets and liabilities have been separately identified on the March 31, 1998 and December 31, 1997 Condensed Consolidated Balance Sheets as "Net current assets or Net noncurrent assets of other operations to be disposed of". Other operations to be disposed of have not been segregated on the Condensed Consolidated Statements of Cash Flows.



Inventories
-----------

  The components of inventories are as follows:

                                                   March 31,    December 31,
                                                     1998           1997
                                                    (Thousands of dollars)

    Raw materials                                   $17,779       $ 17,432
    Work in process                                   1,658          1,591
    Finished goods                                   32,551         34,346
                                                     ------         ------
                                                    $51,988        $53,369
                                                     ======         ======

Earnings Per Share
------------------

   In accordance with the Statement of Financial Accounting Standard No. 128, "Earnings Per Share", the Company's earnings per share for the three months ended March 31, 1998 and 1997 are computed by dividing net income by the weighted average number of shares of common stock outstanding for Basic EPS, and weighted average number of shares of common stock and potentially dilutive securities outstanding for Diluted EPS, during the period. Potentially dilutive securities, in the form of stock options, have been included in the calculation of weighted average shares outstanding under the treasury stock method.

                                                       Three Months Ended
                                                            March 31,
Net Income                                             1998           1997

  Income from continuing operations                  $1,873         $1,987
  Income from discontinued operations                     0            503
                                                      -----          -----
    Total Income                                     $1,873         $2,490
                                                      =====          =====

Earnings Per Share - Basic
  Weighted Average Shares                             8,280          8,280

  Per share amount
    Continuing operations                             $0.23          $0.24
    Discontinued operations                           $0.00          $0.06
                                                       ----           ----
                                                      $0.23          $0.30
                                                       ====           ====

Effect of potentially dilutive securities
  Options                                               174            100

Earnings Per Share - Diluted
  Weighted Average Shares                             8,454          8,380

  Per share amount
    Continuing operations                             $0.22          $0.24
    Discontinued operations                           $0.00          $0.06
                                                       ----           ----
                                                      $0.22          $0.30
                                                       ====           ====


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


(4) Subsequent Events
    -----------------

On April 15, 1998, the Company signed letters of intent to sell six companies as part of its Divestiture and Reorganization Plan. One letter of intent provides for the sale of five of the companies as a group to Publicker Industries Inc. The group is comprised of Airtronics, Inc., Bach-Simpson Limited, Diehl Machines, Inc., Hamilton Precision Metals, Inc. and Peters Machinery Company. The other letter of intent provides for the sale of C.E.G.F. (USA), Inc. to Meridian Refrigerated, Inc. The combined sales price, net of debt assumed by the buyer, is expected to approximate $44,000,000.
Both transactions are currently structured as cash transactions and are anticipated to close during the second quarter of 1998.

On May 1, 1998, the Company purchased substantially all the assets of Disco, Inc., McDonough, Georgia. Disco is a manufacturer and distributor of cleaning and specialty products sold to the restaurant/food service industry. Disco's annual sales are approximately $20,000,000.



                             KATY INDUSTRIES, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Three Months Ended March 31, 1998
---------------------------------

   Following are summaries of sales and operating income for the three months ended March 31, 1998 and 1997 by industry segment:


Net Sales                                                  Increase (Decrease)
---------                                                  -------------------
                                            1998      1997    Amount   Percent
                                            ----      ----    ------   -------

Electrical/Electronic                     $43,219   $46,407  $(3,188)   (6.9)%

Maintenance Products                       21,974    15,926    6,048    38.0

Other Operations to be Disposed Of          6,032     5,064      968    19.1



Operating Income                                           Increase (Decrease)
----------------                                           -------------------
                                            1998     1997     Amount   Percent
                                            ----     ----     ------   -------

Electrical/Electronic                     $ 1,416   $3,012   $(1,596)  (53.0)%

Maintenance Products                        2,765    2,030       735    36.2

Other Operations to be Disposed Of            419       64       355   554.7


   The Electrical/Electronic Group's sales decreased primarily due to decreased volumes in the consumer electric corded products business. These lower volumes were a result of product line reviews from major customers during the quarter. This decrease was partially offset by increased volumes in the distribution of electrical and electronic parts and accessories and nonpowered hand tools businesses.

   The decrease in the Group's operating income was mainly a result of both decreased volume in the above mentioned areas and lower margins in the distribution of electronic and electrical parts, accessories and nonpowered hand tools businesses. Higher selling, general and administrative costs as a percentage of sales in the distribution of electrical and electronic components and consumer electrical corded products businesses further contributed to the decrease in the Group's operating income.

   The increase in sales from the Maintenance Products Group was primarily due to the acquisition of Loren, in August 1997 complemented with increased volume in the Group's stain business. The Group also experienced improvements in sales volume for each of its other maintenance products businesses.

   The increase in the Group's operating income was primarily a result of the Loren acquisition, complemented with increased margins in the sanitary and maintenance products businesses. Decreased selling, general and administrative expenses as a percentage of sales in each of its sanitary and maintenance products businesses further contributed to the improvement.


   Sales from Other Operations to be Disposed of increased mainly as a result of increased volumes in the refrigeration and cold storage facilities and specialty metal businesses.

   The increase in the Group's operating income was primarily due to increased sales complemented with higher margins in the refrigeration and cold storage facilities business. The Group also experienced a decrease in the selling, general and administrative expenses as a percentage of sales for the above mentioned businesses.

   Selling, general and administrative expenses decreased as a percentage of sales to 24.7% in 1998 from 25.3% for the same period in 1997. The decrease in this percentage is primarily due to the previously mentioned decrease in the Maintenance Products Group, partially offset by the previously mentioned increase in the Electrical/Electronic Group

   Interest and other, net remained fairly consistent for the first quarter of 1998 compared to the first quarter of 1997.



LIQUIDITY AND CAPITAL RESOURCES

   Combined cash and cash equivalents increased to $25,156,000 on March 31, 1998 compared to $22,327,000 on December 31, 1997 primarily due to better management of its working capital.

   Katy expects to commit an additional $7,801,000 for capital projects in the continuing businesses during the remainder of 1998. Funding for these expenditures and for working capital needs is expected to be accomplished through the use of available cash and internally generated funds. The Company also continues to search for appropriate acquisition candidates, and may obtain all or a portion of the financing for future acquisitions through the incurrence of additional debt using the Company's unsecured $80 million credit line.

   At March 31, 1998, Katy had no short or long-term indebtedness for money borrowed. The Company has a committed unsecured $80 million credit agreement agented by Bank of America. Katy may secure additional commitments of bank credit in amounts it determines appropriate for future acquisitions.



NEW ACCOUNTING PRONOUNCEMENTS

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

   In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information". This statement establishes standards for the way public business enterprises report information about operating segments. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. This statement is effective for the Company's financial statement for the year ending December 31, 1998 and the Company does not expect the adoption of SFAS 131 to materially impact the financial statement presentation.

   In June 1997, the Financial Accounting Standards Board issued Statement Financial Accounting Standard No. 130, "Reporting Comprehensive Income". This statement establishes standards for reporting and display of comprehensive income in financial statements. Under this statement, all components of comprehensive income shall be reported in the financial statements for the period in which they are recognized. This statement divides comprehensive income into net income and other comprehensive income. Other comprehensive income shall be classified separately into foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities. The accumulated balance of other comprehensive income shall be reported in the equity section of the balance sheet separately from retained earnings and additional paid-in-capital. On January 1, 1998, the Company implemented SFAS No. 130. The Company believes that other comprehensive income is not material and as such the Company has not included a separate presentation of other comprehensive income in its Condensed Consolidated Financial Statements.



OTHER FACTORS

   The Company and certain of its current and former direct and indirect corporate predecessors, subsidiaries and divisions have been identified by the United States Environmental Protection Agency, state environmental agencies and private parties as potentially responsible parties ("PRPs") at a number of hazardous waste disposal sites under the Comprehensive Environmental Response, Compensation and Liability Act ("Superfund") or equivalent state laws and, as such, may be liable for the cost of cleanup and other remedial activities at these sites. Responsibility for cleanup and other remedial activities at a Superfund site is typically shared among PRPs based on an allocation formula. The means of determining allocation among PRPs is generally set forth in a written agreement entered into by the PRPs at a particular site. An allocation share assigned to a PRP is often based on the PRP's volumetric contribution of waste to a site. Under the federal Superfund statute, parties are held to be jointly and severally liable, thus subjecting them to potential individual liability for the entire cost of cleanup at the site. The Company is also involved in remedial response and voluntary environmental cleanup at a number of other sites which are not currently the subject of any legal proceedings under Superfund, including certain of its current and formerly owned manufacturing facilities. Based on its estimate of allocation of liability among PRPs, the probability that other PRPs, many of whom are large, solvent, public companies, will fully pay the costs apportioned to them, currently available information concerning the scope of contamination, estimated remediation costs, estimated legal fees and other factors, the Company believes that it has an adequate accrual for all known liabilities at March 31, 1998. The ultimate cost will depend on a number of factors and the amount currently accrued represents management's best current estimate of the total cost to be incurred. The Company expects this amount to be substantially paid over the next one to four years.

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

   Some of the statements in this Form 10-Q, as well as statements by the Company in periodic press releases, oral statements made by the Company's officials to analysts and shareholders in the course of presentations about the Company and conference calls following earning releases, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

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



EXHIBITS AND REPORTS ON FORM 8-K
--------------------------------

(a)  Reports on Form 8-K

   On January 14, 1998, the Company filed a current report on Form 8-K providing information in response to Item 5 to Form 8-K with respect to a press release filed by the company on January 5, 1998. The press release announced the Company's divestiture plan and the reorganization of the remaining businesses into two operating units, Electrical/Electronic and Maintenance Products.

   On April 6, 1998, the Company filed a current report on Form 8-K providing information in response to Item 4 to Form 8-K with respect to a change in the Company's certifying accountant.



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



                                             KATY INDUSTRIES, INC.
                                             ---------------------
                                                  Registrant


DATE: May 13, 1998                           By  /s/ Stephen P. Nicholson
                                               --------------------------
                                                 Stephen P. Nicholson
                                               Vice President, Finance &
                                                Chief Financial Officer