Form 10-Q
period 1998-06-30
KATY INDUSTRIES INC
filed 1998-08-12
CIK 54681

United States
                      Securities and Exchange Commission
                            Washington, D.C. 20549

                                  FORM 10-Q

                      Quarterly Report Under Section 13
               or 15(d) of the Securities Exchange Act of 1934


   For Quarter Ended: June 30, 1998          Commission File Number 1-5558


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


                               Yes   X       No
                                  ------       -------


   Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.


                Class                        Outstanding at August 12, 1998
    Common stock, $1 par value                          8,295,452



                            KATY INDUSTRIES, INC.
                                  FORM 10-Q
                                June 30, 1998




                                    INDEX
                                    -----

                                                                        Page
  PART I  FINANCIAL INFORMATION                                         ----

          Condensed Consolidated Balance Sheets
            June 30, 1998 and December 31, 1997                          3,4

          Statements of Condensed Consolidated Income
            Three Months and Six Months Ended June 30, 1998 and 1997       5

          Statements of Condensed Consolidated Cash Flows
            Six Months Ended June 30, 1998 and 1997                        6

          Notes to Condensed Consolidated Financial Information            7

          Management's Discussion and Analysis of Financial
            Condition and Results of Operations                           11


  PART II OTHER INFORMATION

          Item 1  Legal Proceedings                                       17

          Item 4  Submission of Matters to a Vote of Security Holders     17

          Item 6  Exhibits and Reports on Form 8-K                        18

          Signatures                                                      18




                   KATY INDUSTRIES, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                     JUNE 30, 1998 AND DECEMBER 31, 1997
                                 (Unaudited)

                                   ASSETS
                                   ------

                                                      June 30,    December 31,
                                                        1998          1997
                                                        ----          ----
                                                      (Thousands of dollars)

CURRENT ASSETS:

  Cash and cash equivalents                         $ 19,690      $ 22,327
  Accounts receivable, trade, net of allowance
    for doubtful accounts                             47,581        47,914
  Notes and other receivables, net of allowance
    for doubtful notes                                 1,963         2,263
  Inventories                                         65,748        53,369
  Deferred income taxes                               13,233        13,233
  Other current assets                                 2,482         3,167
  Net current assets of discontinued operations       11,269        10,588
  Net current assets of other operations
    to be disposed of                                  5,677         6,692
                                                    --------      --------

   Total current assets                              167,643       159,553
                                                    --------      --------

OTHER ASSETS:
  Notes receivable, net of allowance for
    doubtful notes                                     1,071         1,106
  Cost in excess of net assets of
    businesses acquired                                9,881         8,544
  Miscellaneous                                       10,069         9,993
  Net noncurrent assets of discontinued operations     4,544         4,964
  Net noncurrent assets of other operations
    to be disposed of                                 24,769        30,854
                                                    --------      --------

   Total other assets                                 50,334        55,461
                                                    --------      --------

PROPERTIES:
  Land and improvements                                  997           894
  Buildings and improvements                          13,285        12,433
  Machinery and equipment                             40,794        22,073
                                                    --------      --------

  Accumulated depreciation                           (27,139)      (14,841)
                                                    --------      --------

    Net properties                                    27,937        20,559
                                                    --------      --------

                                                    $245,914      $235,573
                                                    ========      ========

See Notes to Condensed Consolidated Financial Statements.




                   KATY INDUSTRIES, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                     JUNE 30, 1998 AND DECEMBER 31, 1997
                                 (Unaudited)

                                 LIABILITIES
                                 -----------
                                                      June 30,    December 31,
                                                        1998          1997
                                                        ----          ----
                                                      (Thousands of dollars)
CURRENT LIABILITIES:

  Accounts payable                                   $24,119       $24,354
  Accrued compensation                                 3,603         2,289
  Accrued expenses                                    35,721        28,801
  Accrued interest and taxes                             562           236
  Dividends payable                                      621           621
  Current maturities of long-term debt                    85            -
                                                    --------      --------

   Total current liabilities                          64,711        56,301
                                                    --------      --------

OTHER LIABILITIES                                      9,062        10,666
                                                    --------      --------

EXCESS OF ACQUIRED NET
  ASSETS OVER COST, Net                                6,050         6,902
                                                    --------      --------

LONG-TERM DEBT                                           933            -
                                                    --------      --------

DEFERRED INCOME TAXES                                 22,479        22,533
                                                    --------      --------

COMMITMENTS AND CONTINGENCIES (Note 2)

SHAREHOLDERS' EQUITY:
  Common stock, $1 par value; authorized
    25,000,000 shares; issued 9,822,204 shares         9,822         9,822
  Additional paid-in capital                          51,174        51,127
  Foreign currency translation and other
    adjustments                                       (2,435)       (2,276)
  Retained earnings                                  105,609       102,194
  Treasury stock, at cost, 1,525,877
    and 1,542,197 shares                             (21,491)      (21,696)
                                                    --------      --------

   Total shareholders' equity                        142,679       139,171
                                                    --------      --------

                                                    $245,914      $235,573
                                                    ========      ========

See Notes to Condensed Consolidated Financial Statements.



                            KATY INDUSTRIES, INC.
                 STATEMENTS OF CONDENSED CONSOLIDATED INCOME
           THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                 (Unaudited)

                                       Three Months            Six Months
                                      Ended June 30,         Ended June 30,
                                      --------------         --------------
                                     1998        1997       1998        1997
                                     ----        ----       ----        ----

                                  (Thousands of Dollars Except Per Share Data)

Net sales                        $ 67,539    $ 60,818   $132,732    $123,151

Cost of goods sold                 46,467      42,724     93,440      86,336
                                  -------     -------    -------     -------

Gross profit                       21,072      18,094     39,292      36,815

Selling, general
  and administrative               18,645      15,061     34,766      30,826
                                  -------     -------    -------     -------

Income from continuing operations   2,427       3,033      4,526       5,989

Income (loss) from other operations
  to be disposed of                 1,227        (214)     1,624        (465)

Interest and other, net               630         223      1,016         623
                                  -------     -------    -------     -------
  Income from continuing
    operations before
    provision for income taxes      4,284       3,042      7,166       6,147

Provision for income taxes         (1,499)     (1,083)    (2,508)     (2,201)
                                  -------     -------    -------     -------
  Income from continuing
    operations                      2,785       1,959      4,658       3,946

Income from operations of discontinued
  businesses (net of tax)               0         600          0       1,103
                                  -------     -------    -------     -------

    Net income                   $  2,785    $  2,559   $  4,658    $  5,049
                                  =======     =======    =======     =======

Earnings per share - Basic
 Income from continuing
   operations                     $  0.34     $  0.24    $  0.56     $  0.48
 Discontinued Operations          $  0.00     $  0.07    $  0.00     $  0.13
                                   ------      ------     ------      ------
   Net Income                     $  0.34     $  0.31    $  0.56     $  0.61
                                   ======      ======     ======      ======

Earnings per share - Diluted
 Income from continuing
   operations                     $  0.33     $  0.23    $  0.55     $  0.47
 Discontinued Operations          $  0.00     $  0.07    $  0.00     $  0.13
                                   ------      ------     ------      ------
   Net Income                     $  0.33     $  0.30    $  0.55     $  0.60
                                   ======      ======     ======      ======
Average shares outstanding
  Basic                             8,292       8,263      8,288       8,271
                                   ======      ======     ======      ======
  Diluted                           8,460       8,401      8,459       8,395
                                   ======      ======     ======      ======

Dividends paid per
  share - common stock            $ .0750     $ .0750    $ .1500     $ .1500
                                   ======      ======     ======      ======

See Notes to Condensed Consolidated Financial Statements.



                            KATY INDUSTRIES, INC.
               STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS
                   SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                 (Unaudited)
                                                           Six Months
                                                         Ended June 30,
                                                         --------------
                                                       1998          1997
                                                       ----          ----
                                                     (Thousands of dollars)

Cash flows from operating activities:
  Net income                                         $4,658       $ 5,049
  Depreciation and amortization                       3,123         2,363
  Adjustments to reconcile net income to net cash
    flows provided by (used in) operating activities
    (mainly changes in working capital):             (1,037)      (16,946)
                                                    -------       -------
    Net cash flows provided by (used in)
      operating activities                            6,744        (9,534)
                                                    -------       -------

Cash flows from investing activities:
  Proceeds from sale of assets                           10           302
  Collections of notes receivable                       454           211
  Proceeds from sale of subsidiary                   12,243            -
  Payments for purchase of subsidiaries             (16,466)           -
  Capital expenditures                               (5,379)       (4,812)
                                                    -------       -------

    Net cash flows used in investing activities      (9,138)       (4,299)
                                                    -------       -------

Cash flows from financing activities:
  Principal payments on long-term debt                 (227)         (346)
  Payment of dividends                               (1,242)       (1,245)
  Purchase of treasury shares                            (4)         (566)
  Other                                                  15            20
                                                    -------       -------

    Net cash flows used in financing activities      (1,458)       (2,137)
                                                    -------       -------

Net increase (decrease) in cash and
    cash equivalents                                 (3,852)      (15,970)

Cash and cash equivalents, beginning of period       24,300        27,321
                                                    -------       -------

Cash and cash equivalents, end of period             20,448        11,351

Cash of discontinued operations and other
  Operations to be disposed of                          758         2,215
                                                    -------       -------

Cash and cash equivalents of continuing operations $ 19,690      $  9,136
                                                    =======       =======

Noncash investing and financing activities: During the six months ended June 30, 1998, the Company incurred additional debt of $4,607,000 relating to capital equipment.


See Notes to Condensed Consolidated Financial Statements.



                            KATY INDUSTRIES, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                JUNE 30, 1998


(1) SIGNIFICANT ACCOUNTING POLICIES
    -------------------------------

Consolidation Policy
--------------------

  The condensed financial statements include, on a consolidated basis, the accounts of Katy Industries, Inc. and subsidiaries (the "Company") in which it has a greater than 50% voting interest. Investments in affiliates which are not majority owned are reported using the equity method. The condensed consolidated financial statements at June 30, 1998 and December 31, 1997 and for the three and six month periods ended June 30, 1998 and June 30, 1997 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of financial condition and results of operations. Interim figures are subject to year-end audit adjustments and may not be indicative of results to be realized for the entire year. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

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

Discontinued Operations and Other Operations to be Disposed of
--------------------------------------------------------------
  The historical operating results for "Discontinued operations" have been segregated on the accompanying Statements of Condensed Consolidated Income for all periods presented. The related assets and liabilities have been aggregated and separately identified on the June 30, 1998 and December 31, 1997 Condensed Consolidated Balance Sheets as "Net current assets or Net noncurrent assets of discontinued operations". Discontinued operations have not been segregated on the Condensed Consolidated Statements of Cash Flows, except for cash and cash equivalents. Net Income from discontinued operations has been classified as "Income from operations of discontinued businesses" for the three and six months ended June 30, 1997. During the three and six months ended June 30, 1998, the income before taxes from the discontinued businesses is included as a deferred gain in "Accrued expenses". The income from the discontinued businesses will be recognized at such time that all of the businesses are disposed of, or when a gain on disposition of all such businesses becomes reasonably assured.

  The historical operating results for "Other operations to be disposed of" have been segregated on the accompanying Statements of Condensed Consolidated Income for all periods presented. The related assets and liabilities have been separately identified on the June 30, 1998 and December 31, 1997 Condensed Consolidated Balance Sheets as "Net current assets or Net noncurrent assets of other operations to be disposed of". Other operations to be disposed of have not been segregated on the Condensed Consolidated Statements of Cash Flows.

Inventories
-----------

  The components of inventories are as follows:
                                                    June 30,    December 31,
                                                      1998          1997
                                                      ----          ----
                                                    (Thousands of dollars)

      Raw materials                                $22,177       $17,432
      Work in process                                2,554         1,591
      Finished goods                                41,017        34,346
                                                    ------        ------
                                                   $65,748       $53,369
                                                    ======        ======

Earnings Per Share
------------------

  In accordance with the Statement of Financial Accounting Standards No. 128, "Earnings Per Share", the Company's earnings per share for the three and six months ended June 30, 1998 and 1997 are computed by dividing net income by the weighted average number of shares of common stock outstanding for Basic EPS, and weighted average number of shares of common stock and potentially dilutive securities outstanding for Diluted EPS, during the period. Potentially dilutive securities, in the form of stock options, have been included in the calculation of weighted average shares outstanding under the treasury stock method.

                                          Three Months          Six Months
                                         Ended June 30,       Ended June 30,
                                         --------------       --------------
Net Income                              1998        1997     1998        1997
                                        ----        ----     ----        ----

  Income from continuing operations   $2,785      $1,959   $4,658      $3,946
  Income from discontinued operations $    0      $  600   $    0      $1,103
                                       -----       -----    -----       -----
    Total Income                      $2,785      $2,559   $4,658      $5,049
                                       =====       =====    =====       =====
Earnings Per Share - Basic
  Weighted Average Shares              8,292       8,263    8,288       8,271

  Per share amount
    Continuing operations              $0.34       $0.24    $0.56       $0.48
    Discontinued operations            $0.00       $0.07    $0.00       $0.13
                                       -----       -----    -----       -----
                                       $0.34       $0.31    $0.56       $0.61
                                       =====       =====    =====       =====

Effect of potentially dilutive securities
  Options                                168         138      171         124

Earnings Per Share - Diluted
  Weighted Average Shares              8,460       8,401    8,459       8,395

  Per share amount
    Continuing operations              $0.33       $0.23    $0.55       $0.47
    Discontinued operations            $0.00       $0.07    $0.00       $0.13
                                       -----       -----    -----       -----
                                       $0.33       $0.30    $0.55       $0.60
                                       =====       =====    =====       =====

(2) COMMITMENTS AND CONTINGINCIES
    -----------------------------

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


(3) ACQUISITIONS AND DISPOSITIONS
    -----------------------------

Acquisitions
------------

  On May 21, 1998, the Company purchased the Noma Consumer Electrical Division, ("CE Division"), of Noma Industries, Limited. The CE Division is a North American leader in the design, manufacturing and marketing of a wide variety of consumer corded products including low voltage garden lighting, extension cords, multiple outlet and surge strips, specialty cord products, automotive products and electronic timers. On May 11, 1998, the Company purchased substantially all of the assets of Disco, Inc. ("Disco"). Disco is a manufacturer and distributor of cleaning and specialty products sold to the restaurant/food service industry. Both acquisitions have been accounted for under the purchase method and accordingly the purchase price is preliminary and adjustments may be recorded through May 1999. The accounts of these acquisitions have been included in the Company's Consolidated Financial Statements from the acquisition date.

  The estimated aggregate purchase price for the CE Division and Disco was approximately $16,500,000. The estimated costs in excess of the net assets acquired of approximately $1,900,000 has been recorded as cost in excess of net assets of businesses acquired in the Consolidated Balance Sheet and is being amortized over twenty years.

Dispositions
------------

  On June 11, 1998, the Company completed its divestiture of C.E.G.F. (USA), Inc. for approximately $12,200,000. C.E.G.F. (USA), Inc. is one of the businesses included in the Divestiture and Reorganization Plan and, accordingly, the gain on disposal has been deferred pending the disposal of all the planned businesses, at which time the Company expects to recognize a net gain. The Company believes that the businesses will be fully divested and the plan completed during the year ending December 31, 1998.


(4) SUBSEQUENT EVENTS
    -----------------
  On August 5, 1998, the Company announced that it had terminated negotiations concerning the sale of five companies to Publicker Industries, Inc. The negotiations terminated due to the inability of the parties to reach agreement on certain aspects of the transaction. The businesses involved in this transaction were Airtronics, Inc., Bach-Simpson Limited, Diehl Machines Inc., Hamilton Precision Metals, Inc. and Peters Machinery Company. All of the companies mentioned above except Hamilton Precision Metals, Inc. are reported as discontinued operations on the consolidated financial statements. Hamilton Precision Metals, Inc. is included in other operations to be disposed of on the consolidated financial statements. The Company intends to place all of the above mentioned operations back on the market as soon as the offering statements for each business is updated.

  On August 11, 1998, the Company purchased the business of Wilen Companies, Incorporated ("Wilen") for approximately $50,000,000 including certain indebtedness. Wilen is a premier manufacturer and distributor of a wide variety of professional cleaning products including mops, brooms and plastic cleaning products. Wilen has annual sales of approximately $42,000,000.




                            KATY INDUSTRIES, INC.
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three Months Ended June 30, 1998
--------------------------------

  Following are summaries of sales and operating income for the three months ended June 30, 1998 and 1997 by industry segment:


Net Sales                                                  Increase (Decrease)
---------                                                  -------------------
                                      1998      1997       Amount      Percent
                                      ----      ----       ------      -------
Electrical/Electronics             $42,971   $44,669      $(1,698)      (3.8)%

Maintenance Products                24,568    16,149        8,419       52.1

Other Operations to be Disposed Of   6,038     5,156          882       17.1



Operating Income                                           Increase (Decrease)
----------------                                           -------------------
                                     1998       1997       Amount      Percent
                                     ----       ----       ------      -------
Electrical/Electronics            $ 2,129     $2,424        $(295)     (12.2)%

Maintenance Products                2,518      2,150          368       17.1

Other Operations to be Disposed Of    831         44          787    1,788.6

  The Electrical/Electronics' group sales decreased primarily due to decreased volumes in the consumer electric corded products business and the distribution of electrical and electronic components business. These lower volumes were a result of program pressures in the entire Electrical/Electronics group. This decrease was partially offset by new contracts awarded to the consumer electric corded products business and increased volumes attributable to the acquisition of the CE Division in May 1998.

  The decrease in the group's operating income was mainly a result of the lower volumes in the above mentioned areas. In addition, the group sustained higher selling, general and administrative costs as a percentage of sales during the quarter. The decrease was slightly offset by income attributable to the acquisition of the CE Division.

  The increase in sales from the Maintenance Products group was primarily due to the acquisition of Loren Products in August 1997 and Disco in May 1998 complemented by increased volumes in the group's stain and sanitary maintenance businesses.

  The group's operating income increased primarily as a result of the Loren Products and Disco acquisitions mentioned above, offset slightly by higher selling, general and administrative costs as a percentage of sales in the sanitary maintenance businesses.

  The sales for Other Operations to be Disposed Of increased mainly as a result of higher volumes in the precision metal business offset partially by lower volumes in the refrigeration and cold storage business. These lower volumes resulted from the disposition of C.E.G.F. (USA), Inc. in early June 1998.

  The group's operating income increased primarily due to the increased volumes in the precision metal business mentioned above, complemented by an overall increase in gross margins and a general decrease in the selling, general and administrative expenses for the entire group.

  Selling, general and administrative expenses increased as a percentage of sales to 27.6% in the second quarter of 1998 from 24.8% for the same period in 1997. The increase was primarily a result of higher selling, general and administrative expenses as a percentage of sales in the Electrical/Electronics and Maintenance Products group, previously mentioned above.

  Interest and other, net increased primarily as a result of maintaining higher cash levels during the three months ended June 30, 1998 compared to the same period of 1997.


Six Months Ended June 30, 1998
------------------------------

  Following are summaries of sales and operating income for the six months ended June 30, 1998 and 1997 by industry segment:


Net Sales                                                  Increase (Decrease)
---------                                                  -------------------
                                     1998       1997       Amount      Percent
                                     ----       ----       ------      -------
Electrical/Electronics            $86,190    $91,076      $(4,886)      (5.4)%

Maintenance Products               46,542     32,075       14,467       45.1

Other Operations to be Disposed Of 12,070     10,220        1,850       18.1



Operating Income                                           Increase (Decrease)
----------------                                           -------------------
                                     1998       1997       Amount      Percent
                                     ----       ----       ------      -------
Electrical/Electronics             $3,545     $5,436      $(1,891)     (34.8)%

Maintenance Products                5,283      4,180        1,103       26.4

Other Operations to be Disposed Of  1,250        108        1,142    1,057.4

  The Electrical/Electronics' group sales decreased primarily due to decreased volumes in the consumer electric corded products business and the distribution of electrical and electronic components business. These lower volumes were a result of unfavorable line reviews from major customers pertaining to our consumer electric corded products business and additional program pressures in the Electrical/Electronics group. This decrease was partially offset by new contracts awarded to the consumer electric corded products business, increases in the distribution of electrical parts, accessories and nonpowered hand tool businesses and the acquisition of the CE Division in May 1998.

  The decrease in the group's operating income was mainly a result of the decreased volumes associated with the consumer electric corded products business mentioned above. Higher selling, general and administrative expenses as a percentage of sales also contributed to the decrease. The decrease was offset slightly by the acquisition of the CE Division.

  The increase in sales from the Maintenance Products group was primarily due to the acquisition of Loren Products in August 1997 and Disco in May 1998. The group also experienced general volume increases in the stain and sanitary maintenance businesses.

  The group's operating income increased primarily as a result of the above mentioned volume increases complemented by lower selling, general and administrative expenses as a percentage of sales for the group.

  Sales from Other Operations to be Disposed Of increased primarily due to increased volumes for the precision metal business. The increase was slightly offset by lower volumes associated with the refrigeration and cold storage facility, which resulted from the disposition of C.E.G.F. (USA), Inc., in June 1998.

  The increase in the group's operating income was primarily due to the previously mentioned volume increases in the precision metals business, complemented by lower selling, general and administrative expenses as a percentage of sales for the group.

  Selling, general and administrative expenses as a percentage of sales increased to 26.2% for the first half of 1998 from 25.0% in the same period in 1997. The increase is primarily due to the previously mentioned increase in the Electrical/Electronics group.

  Interest and other, net increased primarily as a result of maintaining higher cash levels during the six months ended June 30, 1998 compared to the same period of 1997.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

  Combined cash and cash equivalents decreased to $19,690,000 on June 30, 1998 compared to $22,327,000 on December 31, 1997. This decrease is a result of acquiring both the CE Division and Disco in May 1998, offset partially by the sale of C.E.G.F. (USA), Inc., and an increased focus on managing the Company's working capital.

  Katy expects to commit an additional $4,474,000 for capital projects in the continuing businesses during the remainder of 1998. Funding for these expenditures and for working capital needs is expected to be accomplished through the use of available cash and internally generated funds. The Company also continues to search for appropriate acquisition candidates, and may obtain all or a portion of the financing for future acquisitions through the incurrence of additional debt using the Company's unsecured $80 million credit line.

  At June 30, 1998, Katy had short and long-term indebtedness of $1,018,000 incurred for the purpose of capital expenditures. The Company has a committed unsecured $80 million credit agreement agented by Bank of America. Katy may secure additional commitments in amounts it determines appropriate for future acquisitions.


ACQUISITIONS AND DISPOSITIONS
-----------------------------

Acquisitions
------------

  On May 21, 1998, the Company purchased the Noma Consumer Electrical Division, ("CE Division"), of Noma Industries, Limited. The CE Division is a North American leader in the design, manufacturing and marketing of a wide variety of consumer corded products including low voltage garden lighting, extension cords, multiple outlet and surge strips, specialty cord products, automotive products and electronic timers. On May 11, 1998, the Company purchased substantially all of the assets of Disco, Inc. ("Disco") Disco is a manufacturer and distributor of cleaning and specialty products sold to the restaurant/food service industry. Both acquisitions have been accounted for under the purchase method and accordingly the purchase price is preliminary and adjustments may be recorded through May 1999. The accounts of these acquisitions have been included in the Company's Consolidated Financial Statements from the acquisition date.

  The estimated purchase price for the CE Division and Disco was approximately $16,500,000. The estimated costs in excess of the net assets acquired of approximately $1,900,000 has been recorded as cost in excess of net assets of businesses acquired in the Consolidated Balance Sheet and is being amortized over twenty years.

Dispositions
------------

  On June 11, 1998, the Company completed its divestiture of C.E.G.F. (USA), Inc. for approximately $12,200,000. C.E.G.F. (USA), Inc. is one of the businesses included in the Divestiture and Reorganization Plan and accordingly, the gain on disposal has been deferred pending the disposal of all the planned businesses, at which time the Company expects to recognize a net gain.


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


OTHER FACTORS
-------------

  The Company and certain of its current and former direct and indirect corporate predecessors, subsidiaries and divisions have been identified by the United States Environmental Protection Agency, state environmental agencies and private parties as potentially responsible parties ("PRPs") at a number of hazardous waste disposal sites under the Comprehensive Environmental Response, Compensation and Liability Act ("Superfund") or equivalent state laws and, as such, may be liable for the cost of cleanup and other remedial activities at these sites. Responsibility for cleanup and other remedial activities at a Superfund site is typically shared among PRPs based on an allocation formula. The means of determining allocation among PRPs is generally set forth in a written agreement entered into by the PRPs at a particular site. An allocation share assigned to a PRP is often based on the PRP's volumetric contribution of waste to a site. Under the federal Superfund statute, parties are held to be jointly and severally liable, thus subjecting them to potential individual liability for the entire cost of cleanup at the site. The Company is also involved in remedial response and voluntary environmental cleanup at a number of other sites which are not currently the subject of any legal proceedings under Superfund, including certain of its current and formerly owned manufacturing facilities. Based on its estimate of allocation of liability among PRPs, the probability that other PRPs, many of whom are large, solvent, public companies, will fully pay the costs apportioned to them, currently available information concerning the scope of contamination, estimated remediation costs, estimated legal fees and other factors, the Company believes that it has an adequate accrual for all known liabilities at June 30, 1998. The ultimate cost will depend on a number of factors and the amount currently accrued represents management's best current estimate of the total cost to be incurred. The Company expects this amount to be substantially paid over the next one to four years.

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


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  An Annual Meeting of the Shareholders of the Company was held on May 19, 1998 in Greenwood Village, Colorado, for the purpose of re-electing Mr. John
R. Prann Jr., William F. Andrews, Amelia M. Carroll, Daniel B. Carroll, Wallace E. Carroll Jr., Arthur R. Miller, William H. Murphy, Lutz R. Raettig, Charles W. Sahlman, Jacob Saliba and Glenn W. Turcotte to the Board of Directors, adopting a long-term performance incentive plan, and transaction of such other business as may properly come before the meeting. Additional business conducted at the May 19, 1998 Annual Meeting of the Shareholders included ratifying Arthur Andersen LLP as the Company's auditors for the year ending December 31, 1998.

  The following votes were cast by the shareholders with respect to the election of directors:
                                   Votes      Votes      Votes
                                    For      Against   Abstained   Nonvotes
                                    ---      -------   ---------   --------

  John R. Prann Jr.              7,073,758    17,780       0           0
  William F. Andrews             7,074,038    17,500       0           0
  Amelia M. Carroll              7,074,184    17,354       0           0
  Daniel B. Carroll              7,071,733    19,805       0           0
  Wallace E. Carroll Jr.         7,071,706    19,832       0           0
  Arthur R. Miller               7,074,358    17,180       0           0
  William H. Murphy              7,074,358    17,180       0           0
  Lutz R. Raettig                7,074,468    17,070       0           0
  Charles W. Sahlman             7,073,858    17,680       0           0
  Jacob Saliba                   7,073,613    17,925       0           0
  Glenn W. Turcotte              7,074,558    16,980       0           0

  The following votes were cast by the shareholders with respect to the resolution to adopt the Katy Industries, Inc. 1997 Long-Term Incentive Plan:

                                   Votes      Votes      Votes
                                    For      Against   Abstained   Nonvotes
                                    ---      -------   ---------   --------

                                 6,139,009   242,975    67,456     642,098



  The following votes were cast by the shareholders with respect to the resolution to ratify the Board of Directors' selection of Arthur Andersen LLP as the Company's independent auditors for the fiscal year ending December 31, 1998:

                                   Votes      Votes      Votes
                                    For      Against   Abstained   Nonvotes
                                    ---      -------   ---------   --------

                                 7,091,438      0         100         0



Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Reports on Form 8-K


  On April 6, 1998, the Company filed a current report on Form 8-K providing information in response to Item 4 to Form 8-K with respect to a change in the Company's certifying accountant.

  On May 20, 1998, the Company filed a current report on Form 8-K providing information in response to Item 4 to Form 8-K with respect to a change in the Company's certifying accountant.

  On May 22, 1998, the Company filed a current report on Form 8-K providing information in response to Item 5 to Form 8-K with respect to a press release filed by the Company on May 21, 1998. The press release announced the acquisition of the Noma Consumer Electrical Division, of Noma Industries, Limited.

  On June 9, 1998 the Company filed a current report on form 8-K providing information in response to Item 5 to Form 8-K with respect to a press release filed by the company on June 3, 1998. The press release announced the Company's intention to acquire the businesses of Wilen Companies, Incorporated.




                                  Signatures
                                  ----------

  Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                  KATY INDUSTRIES, INC.
                                                       Registrant


DATE: August 12, 1998                             By  /s/ Stephen P. Nicholson
                                                    --------------------------
                                                  Stephen P. Nicholson
                                                  Vice President, Finance &
                                                  Chief Financial Officer