Form 10-Q
period 1998-09-30
KATY INDUSTRIES INC
filed 1998-11-13
CIK 54681

United States
                     Securities and Exchange Commission
                           Washington, D.C. 20549

                                  FORM 10-Q

                      Quarterly Report Under Section 13
               or 15(d) of the Securities Exchange Act of 1934


 For Quarter Ended: September 30, 1998          Commission File Number 1-5558


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


                           Yes   X      No
                               -----       -----


   Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.


                Class                        Outstanding at November 13, 1998
      Common stock, $1 par value                         8,299,414




                            KATY INDUSTRIES, INC.
                                  FORM 10-Q
                             September 30, 1998



                                    INDEX
                                    -----

                                                                         Page
PART I   FINANCIAL INFORMATION

     Condensed Consolidated Balance Sheets
       September 30, 1998 and December 31, 1997                          3,4

     Statements of Condensed Consolidated Income
       Three Months and Nine Months Ended September 30, 1998 and 1997      5

     Statements of Condensed Consolidated Cash Flows
       Nine Months Ended September 30, 1998 and 1997                       6

     Notes to Condensed Consolidated Financial Statements                  7

     Management's Discussion and Analysis of Financial
       Condition and Results of Operations                                11


PART II  OTHER INFORMATION

     Item 1  Legal Proceedings                                            19

     Item 6  Exhibits and Reports on Form 8-K                             19

     Signatures                                                           19





                            KATY INDUSTRIES, INC.
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                  SEPTEMBER 30, 1998 AND DECEMBER 31, 1997
                                 (Unaudited)


                                   ASSETS
                                   ------

                                                  September 30,   December 31,
                                                      1998           1997
                                                      ----           ----
                                                     (Thousands of dollars)

CURRENT ASSETS:

   Cash and cash equivalents                        $  6,924       $ 22,327
   Accounts receivable, trade, net of allowance
     for doubtful accounts                            62,354         47,914
   Notes and other receivables, net of allowance
     for doubtful notes                                1,421          2,263
   Inventories                                        67,339         53,369
   Deferred income taxes                              13,233         13,233
   Other current assets                                9,877          3,167
   Net current assets of discontinued operations      11,559         10,588
   Net current assets of other operations
     to be disposed of                                 4,572          6,692
                                                     -------        -------

     Total current assets                            177,279        159,553
                                                     -------        -------

OTHER ASSETS:
   Notes receivable, net of allowance for
     doubtful notes                                      989          1,106
   Cost in excess of net assets of
     businesses acquired                              50,803          8,544
   Miscellaneous                                       9,898          9,993
   Net noncurrent assets of discontinued operations    4,253          4,964
   Net noncurrent assets of other operations
     to be disposed of                                24,920         30,854
                                                     -------        -------

     Total other assets                               90,863         55,461
                                                     -------        -------

PROPERTIES:
   Land and improvements                               1,102            894
   Buildings and improvements                         13,367         12,433
   Machinery and equipment                            35,650         22,073
                                                     -------        -------

   Accumulated depreciation                          (17,071)       (14,841)
                                                     -------        -------

     Net properties                                   33,048         20,559
                                                     -------        -------

                                                    $301,190       $235,573
                                                     =======        =======


See Notes to Condensed Consolidated Financial Statements.




                            KATY INDUSTRIES, INC.
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                  SEPTEMBER 30, 1998 AND DECEMBER 31, 1997
                                 (Unaudited)


                                 LIABILITIES
                                 -----------

                                                  September 30,   December 31,
                                                      1998           1997
                                                      ----           ----
                                                     (Thousands of dollars)

CURRENT LIABILITIES:

   Accounts payable                                 $ 31,204       $ 24,354
   Accrued compensation                                5,433          2,289
   Accrued expenses                                   40,315         28,801
   Accrued interest and taxes                          4,631            236
   Dividends payable                                     621            621
   Current maturities of long-term debt                   78             -
                                                     -------        -------

     Total current liabilities                        82,282         56,301
                                                     -------        -------

OTHER LIABILITIES                                      8,800         10,666
                                                     -------        -------

EXCESS OF ACQUIRED NET ASSETS OVER COST, Net           5,624          6,902
                                                     -------        -------

LONG-TERM DEBT                                        35,929             -
                                                     -------        -------

DEFERRED INCOME TAXES                                 23,136         22,533
                                                     -------        -------

COMMITMENTS AND CONTINGENCIES (Note 2)

SHAREHOLDERS' EQUITY:
   Common stock, $1 par value; authorized
     25,000,000 shares; issued 9,822,204 shares        9,822          9,822
   Additional paid-in capital                         51,130         51,127
   Foreign currency translation and other
     adjustments                                      (2,845)        (2,276)
   Retained earnings                                 108,786        102,194
   Treasury stock, at cost, 1,523,040
     and 1,542,197 shares respectively               (21,474)       (21,696)
                                                     -------        -------

     Total shareholders' equity                      145,419        139,171
                                                     -------        -------

                                                    $301,190       $235,573
                                                     =======        =======


See Notes to Condensed Consolidated Financial Statements.




                            KATY INDUSTRIES, INC.
                 STATEMENTS OF CONDENSED CONSOLIDATED INCOME
       THREE MONTHS AND NINE MONTHS ENDED SEPTEMEBR 30, 1998 AND 1997
                                 (Unaudited)


                                        Three Months          Nine Months
                                     Ended September 30,   Ended September 30,
                                     -------------------   -------------------
                                       1998       1997       1998       1997
                                       ----       ----       ----       ----
                                  (Thousands of Dollars Except Per Share Data)

Net sales                           $ 90,948   $ 71,779   $223,680   $194,930

Cost of goods sold                    63,959     51,975    157,399    138,311
                                     -------    -------    -------    -------

Gross profit                          26,989     19,804     66,281     56,619

Selling, general and administrative   22,330     16,857     57,096     47,683
                                     -------    -------    -------    -------

Income from continuing operations      4,659      2,947      9,185      8,936

Income (loss) from other operations
  to be disposed of                      604        357      2,228       (108)

Interest and other, net                  583        293      1,599        916
                                     -------    -------    -------    -------

Income from continuing operations
  before provision for income taxes    5,846      3,597     13,012      9,744

Provision for income taxes            (2,046)    (1,276)    (4,554)    (3,477)
                                     -------    -------    -------    -------

Income from continuing operations      3,800      2,321      8,458      6,267

Income from operations of discontinued
  businesses (net of tax)                  0        289          0      1,392
                                     -------    -------    -------    -------

Net income                          $  3,800   $  2,610   $  8,458   $  7,659
                                     =======    =======    =======    =======

Earnings per share - Basic
   Income from continuing
     operations                     $   0.46   $   0.28   $   1.02   $   0.76
   Discontinued operations          $   0.00   $   0.04   $   0.00   $   0.17
                                     -------    -------    -------    -------
   Net Income                       $   0.46   $   0.32   $   1.02   $   0.93
                                     =======    =======    =======    =======

Earnings per share - Diluted
   Income from continuing
     operations                     $   0.45   $   0.28   $   1.00   $   0.74
   Discontinued operations          $   0.00   $   0.03   $   0.00   $   0.17
                                     -------    -------    -------    -------
   Net Income                       $   0.45   $   0.31   $   1.00   $   0.91
                                     =======    =======    =======    =======

Average shares outstanding
   Basic                               8,294      8,269      8,290      8,271
                                     =======    =======    =======    =======
   Diluted                             8,442      8,416      8,449      8,400
                                     =======    =======    =======    =======

Dividends paid per share -
   common stock                     $  .0750   $  .0750   $  .2250   $  .2250
                                     =======    =======    =======    =======


See Notes to Condensed Consolidated Financial Statements.




                            KATY INDUSTRIES, INC.
               STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS
                NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                 (Unaudited)


                                                              Nine Months
                                                          Ended September 30,
                                                          -------------------
                                                          1998           1997
                                                          ----           ----
                                                        (Thousands of dollars)

Cash flows from operating activities:
   Net income                                           $ 8,458       $ 7,659
   Depreciation and amortization                          6,270         2,999
   Adjustments to reconcile net income to net cash
     flows provided by (used in) operating activities
     (mainly changes in working capital):                (1,929)      (14,811)
                                                         ------        ------
     Net cash flows provided by (used in)
        operating activities                             12,799        (4,153)
                                                         ------        ------
Cash flows from investing activities:
   Proceeds from sale of assets                              31           598
   Collections of notes receivable                          584           320
   Proceeds from sale of subsidiary                      12,243         5,444
   Payments for purchase of subsidiaries                (66,575)      (12,617)
   Capital expenditures                                  (8,047)       (6,676)
                                                         ------        ------
     Net cash flows used in
        investing activities                            (61,764)      (12,931)
                                                         ------        ------
Cash flows from financing activities:
   Proceeds from issuance of long-term debt              35,013            -
   Principal payments on long-term debt                    (251)         (506)
   Payment of dividends                                  (1,866)       (1,867)
   Purchase of treasury shares                             (217)         (566)
   Other                                                   (248)           95
                                                         ------        ------
     Net cash flows provided by
       (used in) financing activities                    32,431        (2,844)
                                                         ------        ------

Net decrease in cash and cash equivalents               (16,534)      (19,928)

Cash and cash equivalents, beginning of period           24,300        27,321
                                                         ------        ------

Cash and cash equivalents, end of period                  7,766         7,393

Cash of discontinued operations and other
   operations to be disposed of                             842         2,287
                                                         ------        ------

Cash and cash equivalents of continuing operations      $ 6,924       $ 5,106
                                                         ======        ======

Noncash investing and financing activities: During the nine months ended September 30, 1998, the Company incurred additional debt of $1,018,000 relating to capital equipment. The Company also incurred $3,589,000 of debt for capital equipment relating to C.E.G.F. (USA), Inc. which the Company disposed of during 1998. The repayment of $227,000 of debt also relates to the C.E.G.F. (USA), Inc. disposition.


See Notes to Condensed Consolidated Financial Statements.




                            KATY INDUSTRIES, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             SEPTEMBER 30, 1998



(1) SIGNIFICANT ACCOUNTING POLICIES
    -------------------------------

Consolidation Policy
--------------------

   The condensed financial statements include, on a consolidated basis, the accounts of Katy Industries, Inc. and subsidiaries (the "Company") in which it has a greater than 50% voting interest. Investments in affiliates which are not majority owned are reported using the equity method. The condensed consolidated financial statements at September 30, 1998 and December 31, 1997 and for the three and nine month periods ended September 30, 1998 and September 30, 1997 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of financial condition and results of operations. Interim figures are subject to year-end audit adjustments and may not be indicative of results to be realized for the entire year. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

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

Discontinued Operations and Other Operations to be Disposed of
--------------------------------------------------------------

   The historical operating results for "Discontinued operations" have been segregated on the accompanying Statements of Condensed Consolidated Income for all periods presented. The related assets and liabilities have been aggregated and separately identified on the September 30, 1998 and December 31, 1997 Condensed Consolidated Balance Sheets as "Net current assets or Net noncurrent assets of discontinued operations". Discontinued operations have not been segregated on the Condensed Consolidated Statements of Cash Flows, except for cash and cash equivalents. Net Income from discontinued operations has been classified as "Income from operations of discontinued businesses" for the three and nine months ended September 30, 1997. During the three and nine months ended September 30, 1998, the income from the discontinued businesses is included as a deferred gain in "Accrued expenses". The income from the discontinued businesses realized during 1998 will be recognized at such time that all of the businesses are disposed of, or when a gain on disposition of all such businesses becomes reasonably assured.


   The historical operating results for "Other operations to be disposed of" have been segregated on the accompanying Statements of Condensed Consolidated Income for all periods presented. The related assets and liabilities have been separately identified on the September 30, 1998 and December 31, 1997 Condensed Consolidated Balance Sheets as "Net current assets or Net noncurrent assets of other operations to be disposed of". Pre-tax net income from Other operations to be disposed of is included in the line item "Income (loss) from other operations to be disposed of" on the Statements of Condensed Consolidated Income for the three and nine months ended September 30, 1998. Other operations to be disposed of have not been segregated on the Condensed Consolidated Statements of Cash Flows.

Inventories
-----------

   The components of inventories are as follows:

                                                September 30,     December 31,
                                                    1998             1997
                                                    ----             ----
                                                   (Thousands of dollars)

       Raw materials                              $26,909          $17,432
       Work in process                              2,903            1,591
       Finished goods                              37,527           34,346
                                                   ------           ------
                                                  $67,339          $53,369
                                                   ======           ======

Earnings Per Share
------------------

   In accordance with the Statement of Financial Accounting Standards No. 128, "Earnings Per Share", the Company's earnings per share for the three and nine months ended September 30, 1998 and 1997 are computed by dividing net income by the weighted average number of shares of common stock outstanding for Basic EPS, and weighted average number of shares of common stock and potentially dilutive securities outstanding for Diluted EPS, during the period. Potentially dilutive securities, in the form of stock options, have been included in the calculation of weighted average shares outstanding under the treasury stock method.

                                       Three Months          Nine Months
                                    Ended September 30,  Ended September 30,
                                    -------------------  -------------------
                                      1998        1997     1998        1997
                                      ----        ----     ----        ----
                                  (Thousands of Dollars Except Per Share Data)

Net Income

   Income from continuing
     operations                     $3,800     $2,321      $8,458     $6,267
   Income from discontinued
     operations                     $    0     $  289      $    0     $1,392
                                     -----      -----       -----      -----
   Net Income                       $3,800     $2,610      $8,458     $7,659
                                     =====      =====       =====      =====

Earnings Per Share - Basic
   Weighted Average Shares           8,294      8,269       8,290      8,271

   Per share amount
     Continuing operations          $ 0.46     $ 0.28      $ 1.02     $ 0.76
     Discontinued operations        $ 0.00     $ 0.04      $ 0.00     $ 0.17
                                     -----      -----       -----      -----
                                    $ 0.46     $ 0.32      $ 1.02     $ 0.93
                                     =====      =====       =====      =====

Effect of potentially dilutive securities
   Options                             148        147         159        129

Earnings Per Share - Diluted
   Weighted Average Shares           8,442      8,416       8,449      8,400
   Per share amount
     Continuing operations          $ 0.45     $ 0.28      $ 1.00     $ 0.74
     Discontinued operations        $ 0.00     $ 0.03      $ 0.00     $ 0.17
                                     -----      -----       -----      -----
                                    $ 0.45     $ 0.31      $ 1.00     $ 0.91
                                     =====      =====       =====      =====



(2) COMMITMENTS AND CONTINGINCIES
    -----------------------------

   In December 1996, Banco del Atlantico, a bank located in Mexico, filed a lawsuit against Woods Industries, Inc. ("Woods"), and certain past and then present officers and directors and former owners of Woods, alleging that, before Woods was a subsidiary of the Company, it and the other defendants fraudulently obtained loans from the plaintiff and other Mexican banks and engaged in "money laundering." The plaintiff is seeking damages in excess of $24,000,000. The lawsuit further alleges that the alleged activities violated the Racketeer Influenced and Corrupt Organizations Act and requests that damages be trebled under that act. The defendants have filed a motion to dismiss this action on jurisdictional grounds. Because the litigation is in preliminary stages, the Company is unable to determine a likely outcome or reasonably estimate the range of potential exposure at this time. Katy may have certain rights of recourse against the former owners of Woods and others under the purchase agreement and applicable law. In addition, the purchase price under the purchase agreement may be subject to adjustment as a result of the claims made by the plaintiff. The Company cannot determine the extent of or limits of any such rights of recourse at this time.


(3) ACQUISITIONS AND DISPOSITIONS
    -----------------------------

Acquisitions
------------

   On August 11, 1998, the Company purchased the Wilen Companies, Incorporated ("Wilen"). Wilen is a premier manufacturer and distributor of a wide variety of professional cleaning products including mops, brooms and plastic cleaning products. The acquisition has been accounted for under the purchase method and accordingly the purchase price is preliminary and adjustments may be recorded through August 1999. The accounts of these acquisitions have been included in the Company's Consolidated Financial Statements from the acquisition date.
The estimated aggregate purchase price for Wilen was approximately $49,670,000. The estimated cost in excess of net assets acquired of approximately $40,944,000, subject to purchase accounting adjustments, has been recorded as "Cost in excess of net assets of businesses acquired" in the Consolidated Balance Sheet and is being amortized on a straight line basis over twenty years. The following pro forma information reflects management's best estimates of the pro forma results of operations for the Company giving effect to the acquisition of Wilen as if the Company acquired Wilen on January 1, 1997. The pro forma results were derived from the unaudited historical financial statements of Wilen for the seven months ended July 31, 1998 and the nine months ended September 30, 1997. The pro forma results also give effect to the unaudited actual results of operations of Wilen for the two month period from August 1, 1998 to September 30, 1998 in which Katy owned Wilen. The Company's historical information presented below excludes net income of $1,448,000 or $0.17 per share (basic), and $1,334,000 or $0.16 per share (basic) from discontinued operations and other operations to be disposed of for the periods ended September 30 1998, and September 30, 1997 respectively.

                                       Three Months           Nine Months
                                    Ended September 30,   Ended September 30,
                                    -------------------   -------------------
                                      1998        1997      1998        1997
                                      ----        ----      ----        ----
                                       (In Thousands Except Per Share Data)

                                      Katy        Pro       Katy        Pro
                                   Historical    Forma   Historical    Forma
                                   ----------    -----   ----------    -----

       Net Sales                    $223,680   $246,993   $194,930   $223,245
                                     =======    =======    =======    =======
       Net Income                     $7,010     $6,993     $6,404     $6,328
                                     =======    =======    =======    =======
       Earnings per share - Basic      $0.85      $0.84      $0.77      $0.77
                                     =======    =======    =======    =======
       Earnings per share - Diluted    $0.83      $0.83      $0.76      $0.76
                                     =======    =======    =======    =======

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

   The estimated aggregate purchase price for the CE Division and Disco was approximately $16,900,000. The estimated costs in excess of the net assets acquired of approximately $2,400,000, subject to purchase accounting adjustments, has been recorded as cost in excess of net assets of businesses acquired in the Consolidated Balance Sheet and is being amortized on a straight line basis over twenty years.

Dispositions
------------

   On June 11, 1998, the Company completed its divestiture of C.E.G.F. (USA), Inc. for approximately $12,200,000. C.E.G.F. (USA), Inc. is one of the businesses included in the Divestiture and Reorganization Plan and, accordingly, the gain on disposal has been deferred pending the disposal of all the planned businesses, at which time the Company expects to recognize a net gain. The Company believes that the businesses will be fully divested and the plan completed by the period ending June 30, 1999.


(4) SUBSEQUENT EVENTS
    -----------------

   On November 4, 1998, the Company announced that it has been advised that Home Depot, its largest single customer, intends to withdraw its commitment to purchase extension cord products from Woods Industries at or about year end.




                            KATY INDUSTRIES, INC.
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Three Months Ended September 30, 1998
-------------------------------------

   Following are summaries of sales and operating income for the three months ended September 30, 1998 and 1997 by industry segment:


Net Sales                                                Increase (Decrease)
---------                                                -------------------
                                     1998       1997     Amount      Percent
                                     ----       ----     ------      -------

Electrical/Electronics             $58,036    $52,663    $5,373       10.2%

Maintenance Products                32,912     19,116    13,796       72.2

Other Operations to be Disposed Of   4,695      5,802    (1,107)     (19.1)



Operating Income                                         Increase (Decrease)
----------------                                         -------------------

                                     1998       1997     Amount      Percent
                                     ----       ----     ------      -------

Electrical/Electronics             $ 4,235    $ 2,765    $1,470       53.2%

Maintenance Products                 2,903      2,142       761       35.5

Other Operations to be Disposed Of     398        249       149       59.8



   The Electrical/Electronics' group sales increased primarily due to the acquisition of the Consumer Electric Division of Noma ("CE Division") in May 1998.

   The increase in the group's operating income was mainly a result of increased margins and the acquisition of the CE Division mentioned above. The increase was slightly offset by higher selling, general and administrative costs as a percentage of sales in the electrical parts and accessories business.

   The increase in sales from the Maintenance Products group was primarily due to the acquisition of Wilen in August 1998, Disco in May 1998 and Loren Products in August 1997 complemented by increased volumes in the group's previously owned sanitary maintenance and stain businesses.

   The group's operating income increased primarily from improved operating income in the previously owned sanitary maintenance and stain businesses.

   The sales for Other Operations to be Disposed Of decreased mainly as a result of the disposition of C.E.G.F. (USA), Inc. in June 1998. The decrease was partially offset by higher volumes in the precision metal business.

   The group's operating income increased primarily due to the increased volumes and increased gross margins in the precision metal business.

   Selling, general and administrative expenses increased as a percentage of sales to 24.6% in the third quarter of 1998 from 23.5% for the same period in 1997. The increase was primarily a result of higher selling, general and administrative expenses as a percentage of sales in the Electrical/Electronics group, previously mentioned above, and higher corporate general and administrative expenses.

   Interest and other, net increased for the three months ended September 30, 1998 compared to the same period of 1997 primarily as a result of maintaining higher cash levels during the first half of the third quarter. The increase was partially offset by decreased cash levels and increased interest expense in the second half of the third quarter as a result of borrowing $35 million against the Company's $80 million unsecured credit line for the acquisition of Wilen.


Nine Months Ended September 30, 1998
------------------------------------

   Following are summaries of sales and operating income for the nine months ended September 30, 1998 and 1997 by industry segment:


Net Sales                                                Increase (Decrease)
---------                                                -------------------
                                     1998       1997     Amount      Percent
                                     ----       ----     ------      -------

Electrical/Electronics            $144,226   $143,739   $   487       0.3%

Maintenance Products                79,454     51,191    28,263      55.2

Other Operations to be Disposed Of  16,764     16,021       743       4.6



Operating Income                                         Increase (Decrease)
----------------                                         -------------------

                                     1998       1997     Amount      Percent
                                     ----       ----     ------      -------

Electrical/Electronics             $ 7,780    $ 8,202   $ (422)      (5.1)%

Maintenance Products                 8,185      6,322    1,863       29.5

Other Operations to be Disposed Of   1,648        357    1,291      361.6


   The Electrical/Electronics' group sales increased primarily due to the acquisition of the CE Division in May 1998. The increase was partially offset by lower volumes in the first half of the year due to unfavorable line reviews from major customers pertaining to our consumer electric corded products business and additional program pressures in the Electrical/Electronics group.

   The decrease in the group's operating income was mainly a result of the decreased volumes associated with the line reviews pertaining to the consumer electric corded products business mentioned above. Higher selling, general and administrative expenses as a percentage of sales in the electric corded products and electrical parts and accessories businesses also contributed to the decrease. The decrease was partially offset by the acquisition of the CE Division.

   The increase in sales from the Maintenance Products group was primarily due to the acquisition of Wilen in August 1998, Disco in May 1998 and Loren Products in August 1997. The group also experienced general volume increases in the previously owned stain and sanitary maintenance businesses.

   The group's operating income increased primarily from improved operating income in the previously owned sanitary maintenance and stain businesses, complemented by lower selling, general and administrative expenses as a percentage of sales for the group.

   Sales from Other Operations to be Disposed Of increased primarily due to increased volumes for the precision metal business. The increase was largely offset by lower volumes associated with the disposition of C.E.G.F.
(USA), Inc. in June 1998.

   The increase in the group's operating income was primarily due to the previously mentioned volume increases in the precision metals business, complemented by lower selling, general and administrative expenses as a percentage of sales for the precision metals business.

   Selling, general and administrative expenses as a percentage of sales increased to 25.5% for the first nine months of 1998 from 24.5% in the same period in 1997. The increase is primarily due to the previously mentioned increase in the Electrical/Electronics group and an increase in corporate general and administrative expenses.

   Interest and other, net increased primarily as a result of maintaining higher cash levels during the first seven months of fiscal year 1998 compared to the same period of 1997. The increase was partially offset by decreased cash levels and increased interest expense in the second half of the third quarter as a result of borrowing $35 million against the Company's $80 million unsecured credit to acquire Wilen.


LIQUIDITY AND CAPITAL RESOURCES

   Combined cash and cash equivalents decreased to $6,924,000 on September 30, 1998 compared to $22,327,000 on December 31, 1997. This decrease is a result of acquiring the CE Division and Disco in May 1998, and the financing of Wilen which included a portion of available cash. The decrease was partially offset by the sale of C.E.G.F. (USA), Inc., and an increased focus on managing the Company's working capital.

   Katy expects to commit an additional $2,000,000 for capital projects in the continuing businesses during the remainder of 1998. Funding for these expenditures and for working capital needs is expected to be accomplished through the use of available cash and internally generated funds. The Company also continues to search for appropriate acquisition candidates, and may obtain all or a portion of the financing for future acquisitions through the incurrence of additional debt using the Company's unsecured $80 million credit facility. In December 1998, the Company expects to execute a $200 million unsecured revolving credit facility with a syndicated bank group agented by the Bank of America that will amend the current $80 million credit facility. The Company expects to incur debt under this facility to replace the existing debt and to finance the acquisition of Contico International, Incorporated. The Company may also incur additional debt for appropriate acquisition candidates in the future.

   At September 30, 1998, Katy had short and long-term indebtedness of $36,007,000 incurred for the acquisition of Wilen and capital expenditures. The Company has a committed unsecured $80 million credit agreement agented by Bank of America.


YEAR 2000

   The Year 2000 issue is a problem that has potentially material adverse impact on the Company as well as governments, businesses, and individuals throughout the world. The Year 2000 affects computer programs and microchips that cannot properly recognize the first two digits of a year, beginning after December 31, 1999. The problem has the potential to disrupt the operation of products that contain these computer programs or microchips.

   Based on ongoing assessment activities conducted by the Company regarding the year 2000 problem, Katy has determined that the Company requires modification or replacement of a moderate number of computer programs and microchips. The changes required are necessary for a wide variety of assets which include, but are not limited to, computer hardware and software, production machinery and phone systems. The Company believes it has identified the major sources of potential internal year 2000 issues and has commenced a year 2000 remediation program (the "Y2K Program"). The Company has significantly completed the Y2K Program as of September 30, 1998 and expects to fully complete the Y2K Program by June 30, 1999. The Company believes that completion of the Y2K Program will substantially mitigate all known significant potential internal year 2000 problems by June 30, 1999. The Company will continue to investigate additional year 2000 risks as they come to the attention of the Company.

   The Company has contacted many of its critical suppliers, financial institutions, public utilities and other entities to determine the year 2000 readiness of its material business relationships. While the Company has not been informed of any material risks associated with these entities, there is no absolute guarantee of the year 2000 readiness of those entities or the potential material adverse effect on the Company.

   In addition, the Company intends to develop reasonable contingency plans for its material operations. The contingency plans will minimize the impact of the year 2000 problems on the operations of the Company in the event that any year 2000 problems originating internally or externally arise. Contingency planning will begin in the fourth quarter of fiscal year 1998.

   The Company has expensed approximately $754,000 of costs incurred to date related to the Y2K Program. Approximately $479,000 has been expensed for fiscal year 1998 through September 30, 1998. The total remaining costs of remediation are estimated to be $500,000. Estimated costs remaining in fiscal year 1998 are $150,000. The costs of the Y2K Program to date and estimated future costs, as well as Y2K Program completion dates are based on management's best estimates. However, there can be no assurance that these estimates will be achieved and actual results could differ materially from those anticipated.


ACQUISITIONS AND DISPOSITIONS

Acquisitions
------------

   On September 8, 1998, the Company announced that Katy has entered into a letter of intent to acquire the business of Contico International, Inc. ("Contico") in St. Louis, Missouri for an estimated purchase price of $165,000,000. Contico is a premier manufacturer and distributor of a wide variety of consumer storage, home and automotive products, as well as janitorial and food service equipment and supplies with annual sales of approximately $220,000,000. The acquired business will be operated as a Limited Liability Company ("LLC") where Katy will own all of the common interest in the LLC and the seller will retain a preferred interest in the LLC that may be sold to Katy for cash or exchanged for Katy common stock in the future. The seller also will lease certain real estate that is not included in the purchase to the LLC. The Company intends to incur approximately $130,000,000 in debt from the acquisition of Contico.

   On August 11, 1998, the Company purchased the Wilen Companies, Incorporated ("Wilen"). Wilen is a premier manufacturer and distributor of a wide variety of professional cleaning products including mops, brooms and plastic cleaning products. The acquisition has been accounted for under the purchase method and accordingly the purchase price is preliminary and adjustments may be recorded through August 1999. The accounts of these acquisitions have been included in the Company's Consolidated Financial Statements from the acquisition date.
The estimated aggregate purchase price for Wilen was approximately $49,670,000. The estimated cost in excess of net assets acquired of approximately $40,944,000, subject to purchase accounting adjustments, has been recorded as "Cost in excess of net assets of businesses acquired" in the Consolidated Balance Sheet and is being amortized on a straight line basis over twenty years. The following pro forma information reflects management's best estimates of the pro forma results of operations for the Company giving effect to the acquisition of Wilen as if the Company acquired Wilen on January 1, 1997. The pro forma results were derived from the unaudited historical financial statements of Wilen for the seven months ended July 31, 1998 and the nine months ended September 30, 1997. The pro forma results also give effect to the unaudited actual results of operations of Wilen for the two month period from August 1, 1998 to September 30, 1998 in which Katy owned Wilen. The Company's historical information presented below excludes net income of $1,448,000 or $0.17 per share (basic), and $1,334,000 or $0.16 per share (basic) from discontinued operations and other operations to be disposed of for the periods ended September 30 1998, and September 30, 1997 respectively.

                                       Three Months           Nine Months
                                    Ended September 30,   Ended September 30,
                                    -------------------   -------------------
                                      1998        1997      1998        1997
                                      ----        ----      ----        ----
                                       (In Thousands Except Per Share Data)

                                      Katy        Pro       Katy        Pro
                                   Historical    Forma   Historical    Forma
                                   ----------    -----   ----------    -----

       Net Sales                    $223,680   $246,993   $194,930   $223,245
                                     =======    =======    =======    =======
       Net Income                     $7,010     $6,993     $6,404     $6,328
                                     =======    =======    =======    =======
       Earnings per share - Basic      $0.85      $0.84      $0.77      $0.77
                                     =======    =======    =======    =======
       Earnings per share - Diluted    $0.83      $0.83      $0.76      $0.76
                                     =======    =======    =======    =======

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

   The estimated aggregate purchase price for the CE Division and Disco was approximately $16,900,000. The estimated costs in excess of the net assets acquired of approximately $2,400,000, subject to purchase accounting adjustments, has been recorded as cost in excess of net assets of businesses acquired in the Consolidated Balance Sheet and is being amortized on a straight line basis over twenty years.

Dispositions
------------

   On August 5, 1998, the Company announced that it had terminated negotiations concerning the sale of five companies to Publicker Industries, Inc. The negotiations terminated due to the inability of the parties to reach agreement on certain aspects of the transaction. The businesses involved in this transaction were Airtronics, Inc., Bach-Simpson Limited, Diehl Machines Inc., Hamilton Precision Metals, Inc. and Peters Machinery Company. All of the companies mentioned above except Hamilton Precision Metals, Inc. are reported as discontinued operations on the consolidated financial statements. Hamilton Precision Metals, Inc. is included in other operations to be disposed of on the consolidated financial statements. The Company has placed all of the above mentioned operations back on the market. The Company expects to divest the operations mentioned above for a net gain by June 30, 1999.

   On June 11, 1998, the Company completed its divestiture of C.E.G.F. (USA), Inc. for approximately $12,200,000. C.E.G.F. (USA), Inc. is one of the businesses included in the Divestiture and Reorganization Plan and, accordingly, the gain on disposal has been deferred pending the disposal of all the planned businesses, at which time the Company expects to recognize a net gain. The Company believes that the businesses will be fully divested and the plan completed by the period ending June 30, 1999.


NEW ACCOUNTING PRONOUNCEMENTS

   In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments and hedging activities that requires a company to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. This statement is effective for the Company's financial statements for the quarter ending March 31, 2000. The statement is not applicable for the Company at this time.

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


OTHER MATTERS

   On November 4, 1998, the Company announced that it has been advised that Home Depot, its largest single customer, intends to withdraw its commitment to purchase extension cord products from Woods Industries at or about year end. The loss of these sales of approximately $31,000,000 is estimated to reduce 1999 net income by approximately $1,100,000, or $.13 per share (basic). The equivalent earnings per share on a fully diluted basis, assuming the completion of the proposed purchase of Contico International, Incorporated, would be $.11 per share. The effect on the fourth quarter of 1998 is not estimated to be significant. These estimates are based on preliminary assumptions and consider no replacement of capacity utilization through new sales.


OTHER FACTORS

   The Company and certain of its current and former direct and indirect corporate predecessors, subsidiaries and divisions have been identified by the United States Environmental Protection Agency, state environmental agencies and private parties as potentially responsible parties ("PRPs") at a number of hazardous waste disposal sites under the Comprehensive Environmental Response, Compensation and Liability Act ("Superfund") or equivalent state laws and, as such, may be liable for the cost of cleanup and other remedial activities at these sites. Liability for cleanup and other remedial activities at a Superfund site is joint and several, however, costs are typically shared among PRPs based on an allocation formula which is often based on the PRP's volumetric contribution of waste to a site. The Company is also involved in remedial response and voluntary environmental cleanup at other currently or formerly owned sites which are not currently the subject of any legal proceedings under Superfund. Based on its estimate of allocation of liability among PRPs, the probability that other PRPs, many of whom are large, solvent, public companies, will fully pay the costs apportioned to them, currently available information concerning the scope of contamination, estimated remediation costs, estimated legal fees and other factors, the Company believes that it has an adequate accrual for all known liabilities at September 30, 1998. The ultimate cost will depend on a number of factors and the amount currently accrued represents management's best current estimate of the total cost to be incurred. The Company expects this amount to be substantially paid over the next one to four years.

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


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

(a)  Reports on Form 8-K

   On August 14, 1998, the Company filed a current report on Form 8-K providing information in response to Item 2 to Form 8-K with respect to the acquisition of the assets of the Wilen Companies, Incorporated.

   On September 15, 1998 the Company filed a current report on form 8-K providing information in response to Item 5 to Form 8-K with respect to a press release filed by the company on September 8, 1998. The press release announced the Company's intention to acquire the businesses of Contico International, Incorporated.



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



                                                  KATY INDUSTRIES, INC.
                                                  ---------------------
                                                       Registrant


DATE: November 13, 1998                       By  /s/ Stephen P. Nicholson
                                                 -------------------------
                                              Stephen P. Nicholson
                                              Vice President, Finance &
                                              Chief Financial Officer