Form 10-K
period 1998-12-31
KATY INDUSTRIES INC
filed 1999-03-18
CIK 54681

United States
                     Securities and Exchange Commission
                           Washington, D.C.  20549

                                  FORM 10-K
            Annual Report Pursuant to Section 13 or 15(d) of the
                       Securities Exchange Act of 1934

For the fiscal year ended: December 31, 1998    Commission file number 1-5558

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

   Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   The aggregate market value of the voting stock held by non-affiliates of the registrant, as of March 18, 1999, was $69,686,330. On that date 8,362,008 shares of Common Stock, $1.00 par value, were outstanding, the only class of the registrant's common stock.

                     DOCUMENTS INCORPORATED BY REFERENCE
                     -----------------------------------

   Portions of the definitive Proxy Statement of Katy Industries, Inc. (The "1999 Proxy Statement") with respect to the 1999 annual meeting of stockholders are incorporated by reference into Part III of this Form 10-K.


Exhibit index appears on page 56.  Report consists of 59 pages.



                                   PART I
                                   ------

Item 1.  BUSINESS
-----------------

   Katy Industries, Inc. ("Katy" or the "Company") was organized as a Delaware corporation in 1967. In accordance with Katy's Divestiture and Reorganization Plan (the "Plan"), announced during 1997, Katy carries on business through two principal operating groups: Electrical/Electronics and Maintenance Products. Under the Plan, Katy is in the process of disposing its entire previously reported Machinery Manufacturing Group and, accordingly that group has been reported as "Discontinued operations" in the Consolidated Statements of Operations. The other businesses being disposed comprise only a portion of Katy's previously reported Distribution and Service Group and one of Katy's equity investments. The operations of these businesses have been reported as "Equity in income (loss) of operations to be disposed of" in the 1998 and 1997 Consolidated Statements of Operations. During the fourth quarter of 1998, the Company decided to retain Hamilton Precision Metals, Inc., ("Hamilton"), due to its earnings recovery and growth potential. Accordingly, the results for Hamilton have been removed from the caption "Equity in income (loss) of operations to be disposed of" and consolidated in the financial statements with the continuing operations of the Electrical/Electronics segment for both 1998 and 1997. Katy also has an equity investment in one other company. Each Katy company operates within a framework of broad policies and corporate goals established by Katy's corporate management, which is responsible for overall planning, financial management, acquisitions, dispositions, and other related administrative and corporate matters.

   During 1998, the Company emphasized acquisitions and, as a result, completed five acquisitions including the Contico acquisition described below, which closed shortly after year-end.

   On January 8, 1999, the Company purchased all of the common membership interest in Contico International, L.L.C., a Delaware limited liability company ("Contico") and the successor to the business of Contico International Inc. Contico, based in St. Louis, Missouri, manufactures and distributes consumer storage, home and automotive products, as well as janitorial and food service equipment and supplies, with annual sales of approximately $220,000,000. See Note 17 to Consolidated Financial Statements.

   On December 31, 1998 the Company acquired the assets of the Bay State Gritcloth division of Tyrolit North America, Inc. The division manufactures an industrial product line of specialty abrasives and has annual sales of approximately $4,000,000. The estimated aggregate purchase price for this division was approximately $4,000,000. See Note 3 to Consolidated Financial Statements.

   On August 11, 1998, the Company purchased substantially all of the assets of The Wilen Companies, Incorporated. The Company operates the business through its Wilen Products, Inc. subsidiary ("Wilen"). Wilen is a premier manufacturer and distributor of a wide variety of professional cleaning products including mops, brooms and plastic cleaning products. The estimated aggregate purchase price for the Wilen business was approximately $50,000,000. See Note 3 to Consolidated Financial Statements.

   On May 21, 1998, the Company purchased substantially all of the assets of the Consumer Electrical Division of Noma Industries, Limited. The Company operates the business through its Woods Industries (Canada), Inc. subsidiary ("Woods Canada"). Woods Canada is a North American leader in the design, manufacturing and marketing of a wide variety of consumer corded products including low voltage garden lighting, extension cords, multiple outlet and surge strips, specialty cord products, automotive products and electronic timers. On May 11, 1998, the Company purchased substantially all of the assets of Disco, Inc. The Company operates the business through its Glit/Disco, Inc. subsidiary ("Disco"). Disco is a manufacturer and distributor of cleaning and specialty products sold to the restaurant/food service industry. The estimated aggregate purchase price for the Woods Canada and Disco businesses was approximately $17,100,000. See Note 3 to Consolidated Financial Statements.

   Management continuously reviews each of the businesses. As a result of these ongoing reviews management may determine to sell certain companies and intends to augment certain businesses with acquisitions. Under current financial conditions, any acquisitions would be funded through current cash balances, available lines of credit and/or new borrowings.

   Selected restated operating data for each operating group is incorporated herein by reference to "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Part II, Item 7. Information regarding foreign and domestic operations and export sales is incorporated herein by reference to Note 13 to Consolidated Financial Statements of Katy included in Part II, Item 8. Set forth below is information about Katy's operating groups and investments and about Katy's business in general:

Electrical/Electronics Group
----------------------------

   The group's principal business is the manufacture, distribution, packaging and sale of consumer electric corded products, electrical and electronic accessories, electronic components and nonpowered hand tools and specialty metals. The group accounted for 67% of the Company's consolidated sales in 1998. Woods Industries, Inc. and Woods Canada are the only businesses in this group that experiences seasonal sales trends. The six business units comprising this group are described below:

   GC Electronics. GC Electronics is headquartered in Rockford, Illinois, and has a sourcing office in Taiwan. GC Electronics is a leading value-added distributor of electrical and electronic parts and accessories. In addition the company produces a full line of home entertainment component parts and service technician products.

   GC Thorsen. GC Thorsen is headquartered in Rockford, Illinois, and has a sourcing office in Taiwan. GC Thorsen is a leading value-added distributor of nonpowered hand tools.

   Hamilton Precision Metals, Inc. Hamilton, located in Lancaster, Pennsylvania, rerolls a wide range of precision metal strip and foil for the medical, electronics, aerospace and computer industries. The company's products are used in a wide range of high-tech applications.

   Waldom Electronics, Inc. Waldom, located in Chicago, Illinois, is a leading master distributor of high quality, brand name electrical and electronic components, and loudspeakers and their components. Waldom distributes primarily to the electronic, automotive and communication industries.

   Woods Industries (Canada), Inc.  Woods Canada is headquartered in
Toronto, Ontario, Canada. Woods Industries (Canada) designs, manufactures and markets a wide variety of consumer corded products including low voltage garden lighting, extension cords, multiple outlet and surge strips, specialty corded products, automotive products and electronic timers.

   Woods Industries, Inc. Woods is headquartered in Carmel, Indiana and has additional warehousing, distribution and manufacturing facilities in Jasonville, Loogootee, Mooresville and Worthington, Indiana, Sparks, Nevada, and London, Ontario, Canada. Woods manufactures and distributes consumer electric corded products, supplies and electrical/electronics accessories. These products are sold to retailers principally located in the United States and Canada.

Maintenance Products Group
--------------------------

   The group's principal business is the manufacture, distribution, packaging and sale of sanitary maintenance supplies, professional cleaning products, abrasives and stains. The group accounted for 33% of the Company's consolidated sales in 1998. Duckback Products, Inc. is the only business in this group that experiences seasonal sales trends. The six business units comprising this group are described below:

   Glit/Disco, Inc. Disco is located in McDonough, Georgia. Disco is a manufacturer and distributor of cleaning and specialty products sold to the restaurant/food service industry.

   Duckback Products, Inc. Duckback, located in Chico, California, is a manufacturer of high quality exterior transparent stains, coatings and water repellents. These products are sold under the trade names Superdeck, Supershade and Fightback.

   Glit/Microtron Abrasives. Glit/Microtron, is headquartered in Wrens, Georgia, and has additional manufacturing and sales facilities in Pineville, North Carolina, and Mississauga, Ontario, Canada. Glit/Microtron manufactures nonwoven floor maintenance pads, scouring pads and sponges, and specialty abrasive products for cleaning and finishing. Products are sold primarily to the sanitary maintenance, restaurant supply and consumer markets. In addition, Glit/Microtron manufactures a line of wood sanding products which are sold through retail stores across the United States and Canada. Consumer products are marketed under various brand names, including Kleenfast, through supermarkets and drug and variety stores.

   Glit/Gemtex Abrasives. Gemtex, is headquartered in Etobicoke, Ontario, Canada and has an additional distribution plant in Buffalo, New York. Gemtex is a manufacturer and distributor of fiber disks and coated abrasives for the automotive, industrial and consumer markets.

   Loren Products.  Loren is headquartered in Lawrence, Massachusetts.
Loren is a manufacturer and distributor of cleaning and abrasive products for the industrial markets and building products for the consumer markets. Loren markets its institutional products under the brand names of Brillo, and Boraxo, as well as some private label products.

   Wilen Products, Inc. Wilen is headquartered in Atlanta, Georgia. Wilen is a manufacturer and distributor of a wide variety of professional cleaning products, including mops, brooms and plastic cleaning accessories for both the industrial and consumer markets.


Operations to be Disposed Of
----------------------------

   These business lines operate cold storage facilities, operate a waste-to-energy facility and harvest shrimp. Note the gross sales of these operations are excluded from the 1998 and 1997 Consolidated Statements of Operations, see
Note 4 to Consolidated Financial Statements for further discussion. The companies in this group do not experience seasonal sales trends. All of these companies have a number of competitors, with the exception of Savannah Energy Systems Company, some of which are larger and have greater financial resources. The three businesses comprising the operations to be disposed of are described below:

   Bee Gee Holding Company, Inc. This company farms and harvests shrimp off the coast of South and Central America. Katy's investment in this company is an equity investment. See Note 6 to Consolidated Financial Statements.

   C.E.G.F. (USA), Inc.  This company is headquartered in Plant City,
Florida, and operates refrigeration and cold storage facilities in Plant City, Florida and in Houston, Texas. The facilities serve the needs of a variety of firms in the frozen food, grocery and seafood industries. On June 11, 1998, Katy completed the sale of C.E.G.F. (USA), Inc. See Note 3 to Consolidated Financial Statements.

   Savannah Energy Systems Company. Savannah Energy owns and operates a waste-to-energy facility in Savannah, Georgia. See Note 10 to Consolidated Financial Statements.


Discontinued Operations
-----------------------

   The group's business is the manufacture of machinery for the cookie sandwich, food processing and wood working industries. Other businesses in the group manufacture testing and recording devices for the transportation industry, and another produces gauging and control systems for the metalworking industry. Note that the group's sales are excluded from the Consolidated Statements of Operations for all periods presented therein; see
Note 4 to Consolidated Financial Statements for further discussion. The companies in this group do not experience seasonal sales trends. All the companies in this group have a number of competitors, some of which are larger and have greater financial resources. The four business units comprising this group are described below:

   Airtronics. Airtronics, which is located in Elgin, Illinois, supplies the metalworking industry with engineered gauging and control systems. In addition, Airtronics rebuilds and resells centerless grinding machines.

   Bach-Simpson, Ltd. Bach Simpson is a manufacturer of transportation test and monitoring system equipment, speed indicators, fuel gauges and specialized diagnostic and testing products. Primary markets served are the railroad and general industrial markets. Bach Simpson is located in London, Ontario, Canada. The sale of Bach Simpson was completed in January of 1999. See Note 17 to Consolidated Financial Statements.

   Diehl Machines, Inc. Diehl, located in Wabash, Indiana, is a manufacturer of ripsaws, veneer splicers, automatic lathes and moulders. Primary customers are in the millwork industry and manufacturers of doors, windows, cabinets and furniture.

   Peters Machinery Company.   Peters, which designs and manufactures
proprietary machinery for producing cookie and cracker sandwiches, is located in Chicago, Illinois. Approximately 62% of Peters' sales are made outside the United States.


Investments, at equity
----------------------

   Katy has an investment, at equity, in one other company. Schon & Cie, AG ("Schon"), located in Germany, manufactures a wide range of mechanical and programmable four post, web and flat bed die-cutting equipment and shoe manufacturing machines. Schon has a number of competitors, some of which are larger and have greater financial resources. For additional information related to investments, reference is made to Note 6 to Consolidated Financial Statements in this report, which information is included in Part II, Item 8.


Customers
---------

   Katy had one major customer in its Electrical/Electronics segment that accounted for approximately 14% of the Company's consolidated 1998 annual sales. On November 4, 1998, the Company announced that this major customer withdrew its commitment to purchase extension corded products from Woods at or about year-end. Katy is not dependent on any other single customer for a material portion of its overall business.


Backlog
-------

Electrical/Electronics:

   The Company's aggregate backlog position for this segment was $14,300,000 and $17,700,000 as of December 31, 1998 and 1997, respectively. The 1998 orders are firm and are expected to be shipped during 1999.

Maintenance Products:

   The Company's aggregate backlog position for this segment was $5,000,000 and $2,900,000 as of December 31, 1998 and 1997, respectively. The 1998 orders are firm and are expected to be shipped during 1999.


Markets and Competition
-----------------------

Electrical/Electronics:

   The Company markets branded electrical and electronics products primarily in North America through a combination of direct salesman, manufacturers sales representatives and wholesale distributors. The Company's primary customer base is made up of major national retail chains that service the home improvement, hardware, mass merchant, discount and automotive markets, smaller regional concerns serving a similar customer base and a variety of electrical and electronic distributors.

   Electrical and electronic products sold by the Company are generally used by consumers and include such items as extension cords, work lights, surge suppressors, power taps and strips, computer connectivity devices, telephone accessories, outdoor lights and timers and a variety of electronic connectors and switches. Overall demand for the Company's products is highly correlated consumer demand, the performance of the general economy and to a lesser extent home construction and resale activity.

   The markets for the Company's electrical and electronic products are highly competitive. Competition is based primarily on price and the ability of the competitors to provide superior customer service in the form of complete on-time product delivery. Other competitive factors include brand recognition and product design, quality and performance. In the retail extension cord market, there are two major competitors who collectively, with the Company, account for the major share of the United States market.

   The markets in the Company's remaining product lines are significantly more fragmented and typically 5-8 primary competitors are competing for market share. The basis for competition in these product categories is similar to the extension cord market with brand identification representing a much greater factor. In general, the Company believes it is competitive with respect to each of the factors affecting each of the respective markets in which it competes.

Maintenance Products:

   The Company markets branded sanitary maintenance supplies, professional cleaning products, abrasives and stains primarily in North America through a combination of direct salesman, manufacturers sales representatives and wholesale distributors. The Company's Maintenance Products Group services the industrial, consumer, sanitary maintenance, food supply and automotive markets.

   Maintenance products sold by the Company include such items as floor maintenance pads, scouring pads, sponges, specialty abrasive products for cleaning and finishing; brooms, mops and plastic cleaning products; high quality exterior transparent stains, coating and water repellents; cleaning and specialty products for the restaurant/food service industry.

   The markets for the Company's maintenance products are highly competitive. Competition is based primarily on price and the ability to provide superior customer service in the form of complete on-time product delivery. Other competitive factors include brand recognition and product design, quality and performance.

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


Employees
---------

   As of February 26, 1999, Katy employed 4,147 people, of which 3,862 related to the Company's continuing businesses. Approximately 940 employees of the Company were members of various unions. Katy's labor relations are generally satisfactory and there have been no strikes in recent years that have materially affected its operations.


Regulatory and Environmental Matters
------------------------------------

   Katy does not anticipate that federal, state or local environmental laws or regulations will have a material adverse effect on its consolidated operations or financial position. Katy anticipates making additional expenditures for environmental control facilities during 1999, in accordance with terms agreed upon with the United States Environmental Protection Agency and various state environmental agencies. (See Part II, Item 7 -
Environmental and Other Contingencies)


Licenses, Patents and Trademarks
--------------------------------

   The success of Katy's products has not depended on patent and license protection, but rather on the quality of Katy's products, proprietary technology, contract performance, customer service and the technical competence and creative ability of Katy's personnel to develop and introduce saleable products.




Item 2.  PROPERTIES
-------------------

   As of December 31, 1998, Katy's total building floor area owned or leased was 2,851,000 square feet, of which 1,095,000 square feet were owned and 1,756,000 square feet were leased. The following table shows by industry segment a summary of the size (in square feet) and character of the various facilities included in the above totals together with the location of the principal facilities.


Industry Segment                                    Owned    Leased    Total
----------------                                    -----    ------    -----
(in thousands of square feet)

Electrical/Electronics - primarily plant and
  located in Rockford, Illinois; Taipei, Taiwan;
  Chicago, Illinois; and Carmel, Indianapolis,
  Jasonville, Loogootee, Mooresville, and
  Worthington, Indiana; Sparks, Nevada;
  Lancaster, Pennsylvania and Toronto,
  Ontario, Canada                                     564       658    1,222

Maintenance Products - primarily
  plant and office facilities with principal
  facilities located in Chico, California; Wrens,
  McDonough, and Atlanta, Georgia; Phoenix,
  Arizona; Pineville, North Carolina; Buffalo,
  New York; Lawrence, Massachusetts and
  Etobicoke and Mississauga, Ontario, Canada          230       732    1,311

Other Operations to be Disposed Of - primarily
  plant and office facilities with principal
  facilities located in Savannah, Georgia              63         0       63

Discontinued Operations - primarily plant and
  office facilities with principal facilities
  located in Elgin and Chicago, Illinois; Wabash
  and Elkhart, Indiana and London, Ontario, Canada    238         4      242

Corporate - office facilities in Englewood,
  Colorado                                              0        13       13

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

   (b) Notice of Claim - Medford, Oregon.

   (c) Demand for Indemnification - Londonderry, New Hampshire.

   The "W. J. Smith" case, matter (a) above, originated in the 1980's when the United States and the State of Texas, through the Texas Water Commission ("TWC"), initiated environmental enforcement actions against W.J. Smith alleging that certain conditions on the W.J. Smith property (the "Property") violated environmental laws. Following such enforcement actions, W.J. Smith engaged in a series of cleanup activities on the W.J. Smith property and implemented a groundwater monitoring program.

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

   Since 1990, the Company has spent in excess of $5,850,000 in undertaking cleanup and compliance activities in connection with this matter and has established a reserve, in excess of $1,650,000 before taxes, for future such activities. The Company believes that the amount reserved will be adequate; however, total cleanup and compliance costs cannot be determined at this time.

   Concerning matter (b) above, by letter dated August 20, 1993, a claim was asserted by Balteau Standard, Inc. ("Balteau") against Katy concerning PCB contamination at the Medford, Oregon facility of the former Standard Transformer division of American Gage. Balteau demanded that Katy accept financial responsibility for investigation and cleanup costs incurred as a result of the PCB contamination. Katy and Balteau agreed to share such costs. Pursuant to such agreement, Katy paid 65% of the first $2,000,000 of such costs and agreed to pay 50% of such costs to the extent that they exceed $2,450,000. Since it executed the cost sharing agreement, Katy has paid approximately $1,400,000 in cleanup costs. Katy believes the cleanup plan has been successful and has requested that the Oregon Department of Environmental Quality inspect and approve the remediation work. Katy has received such approval with respect to a portion of the cleanup plan. Further monitoring of groundwater and testing and cleanup of adjacent property may be required before approval can be obtained with respect to the remainder of the plan. Pending such approval, the liability of Katy and its subsidiary cannot be determined at this time.

   Concerning matter (c) above, pursuant to an agreement executed in connection with the sale of assets of JEI Liquidating, Inc., a Katy subsidiary, Katy has agreed to defend and indemnify the buyer of such assets, Allard Industries, Inc. ("Allard"), in the case captioned United States v. Exxon, et al. in U.S. District Court, D.N.H., consolidated nos. C-92-486; C-93-95-L; C-94-148-Lcas. The case concerns the disposal of hazardous substances at a landfill site in Londonderry, New Hampshire, at which JEI Liquidating, Inc. allegedly disposed of hazardous substances from its Manchester, New Hampshire facility. The case arises under the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"), under which generators and transporters of hazardous substances are generally held to be jointly and severally liable for the cleanup of those substances when released into the environment.

   The parties to the litigation have reached a settlement in principle, the specific terms of which are being negotiated in a Consent Decree. Under the expected Consent Decree, Allard/Katy will pay approximately $300,000 and perform no future work at the site, subject to limited re-openers. In exchange, Allard and Katy will receive a release and contribution protection. Honeywell Inc., a former owner and operator of JEI Liquidating, Inc.'s Manchester, New Hampshire facility, has agreed in principle to pay $40,000 of Allard/Katy's settlement under the Consent Decree. Pending entry of the Consent Decree and receipt of a release, Katy's liability cannot be determined at this time.

   In addition to the claims specifically identified above, the Company and certain of its current and former direct and indirect corporate predecessors, subsidiaries and divisions have been identified by USEPA, state environmental agencies and private parties as potentially responsible parties at a number of waste disposal sites under CERCLA or equivalent state laws, and, as such, may be liable for the costs of cleanup and other remedial activities at these sites. The costs involved in these matters are, by nature, difficult to estimate and subject to substantial change as litigation or negotiations with the United States, states and other parties proceed. While ultimate liability with respect to these matters is not easily determinable, the Company has recorded and accrued amounts that it deems reasonable for such prospective liabilities and the Company believes that any additional liability with respect to such matters will not be material.


2. Banco del Atlantico, S.A. v. Woods Industries, Inc., et al.,
   -----------------------------------------------------------
   Civil Action No. L-96-139 (U.S. District Court, Southern District of
   Texas).

   In December 1996, Banco del Atlantico, a bank located in Mexico, filed a lawsuit against Woods Industries, Inc. ("Woods"), a subsidiary of the Company, and against certain past and then present officers and directors and former owners of Woods, alleging that the defendants participated in a violation of the Racketeer Influenced and Corrupt Organizations Act involving allegedly fraudulently obtained loans from Mexican banks, including the plaintiff, and "money laundering" of the proceeds of the illegal enterprise. All of the foregoing is alleged to have occurred prior to the Company's purchase of Woods. The plaintiff also alleges that it made loans to an entity controlled by certain officers and directors based upon fraudulent representations. The plaintiff seeks to hold Woods liable for its alleged damage under principles of respondeat superior and successor liability. The plaintiff is claiming damages in excess of $24,000,000 and is requesting treble damages under the statutes. The defendants have filed a motion, which has not been ruled on, to dismiss this action on jurisdictional grounds. Because the litigation is in preliminary stages, it is not possible at this time for the Company to determine an outcome or reasonably estimate the range of potential exposure. The Company may have recourse against the former owner of Woods and others for, among other things, violations of covenants, representations and warranties under the purchase agreement through which the Company acquired Woods, and under state, federal and common law. In addition, the purchase price under the purchase agreement may be subject to adjustment as a result of the claims made by Banco del Atlantico. The extent or limit of any such recourse cannot be predicted at this time.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

   There were no matters submitted to a vote of security holders during the fourth quarter of 1998.


                                   PART II
                                   -------

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

                                                                   Cash
                                                                Dividends
   Period                                High        Low         Declared
   ------                                ----        ---         --------
    1998
        First Quarter                  $20 1/4     $17 5/8         $.075
        Second Quarter                  19 15/16    17 7/8          .075
        Third Quarter                   18 13/16    13 7/8          .075
        Fourth Quarter                  21          15 1/16         .075

    1997
        First Quarter                  $16         $13 1/2         $.075
        Second Quarter                  17 1/4      14 1/2          .075
        Third Quarter                   18          14 15/16        .075
        Fourth Quarter                  20 3/8      17 3/8          .075

    Dividends are paid at the discretion of the Board of Directors and are reviewed on a quarterly basis.

   As of March 18, 1999, there were 845 record holders of the Common Stock and there were 8,362,008 shares of Common Stock outstanding.


Item 6.  SELECTED FINANCIAL DATA
--------------------------------

                                              Years Ended December 31,

                                 1998      1997      1996      1995      1994
                                 ----      ----      ----      ----      ----
                      (Thousands of dollars, except per share data and ratios)

Net sales                    $342,315  $286,023  $156,024  $136,093  $124,928

Net income (loss)
 Continuing segments -
   businesses to be retained $ 11,007  $  9,435  $  5,803  $  6,046  $  2,127
 Unusual Items                      0       387     6,685    22,520   (12,864)
 Operations to be disposed of   2,075      (179)      275    (2,139)      186
 Discontinued operations [b]        0     1,959       953     2,144     1,708
                               ------    ------    ------    ------    ------
  Net income (loss)          $ 13,082  $ 11,602  $ 13,716  $ 28,571  $ (8,843)

Earnings (loss)
  per share - Basic
    Continuing segments      $   1.33  $   1.14  $    .70  $    .67  $    .23
    Unusual Items                 .00       .05       .80      2.51     (1.42)
    Operations to be
      disposed of                 .25      (.03)      .03      (.24)      .02
    Discontinued operations [b]   .00       .24       .11       .24       .19
                                 ----      ----      ----      ----      ----
 Earnings (loss)
  per common share           $   1.58  $   1.40  $   1.64  $   3.18  $  (0.98)
                                 ====      ====      ====      ====      ====

Earnings (loss)
  per share - Diluted
    Continuing segments      $   1.30  $   1.12  $    .70  $    .67  $    .23
    Unusual Items                 .00       .05       .80      2.51     (1.42)
    Operations to be
      disposed of                 .25      (.02)      .03      (.24)      .02
    Discontinued operations [b]   .00       .23       .11       .24       .19
                                 ----      ----      ----      ----      ----
 Earnings (loss)
  per common share           $   1.55  $   1.38  $   1.64  $   3.18  $  (0.98)
                                 ====      ====      ====      ====      ====
Income (loss) from
  continuing operations      $ 13,082  $  9,643  $ 12,763  $ 26,427  $(10,551)

Earnings (loss) per share
  from continuing
  operations - Basic         $   1.58  $   1.16  $   1.53  $   2.94  $  (1.17)

Earnings (loss) per share
  from continuing
  operations - Diluted       $   1.55  $   1.15  $   1.53  $   2.94  $  (1.17)


Total assets [a]             $293,175  $237,160  $235,377  $225,412  $203,142
Total liabilities and
  minority interest           143,859    97,989   105,331    95,082    92,364
Stockholders' equity          149,316   139,171   130,046   130,330   110,778
Long-term debt, excluding
  current portion [a]          39,908     9,948     8,582     9,346    10,572
Depreciation and
  amortization [a]              7,162     4,568     5,505     5,949     6,049
Capital expenditures           15,921    10,699     5,319     9,163     4,105
Working capital [a]           100,971   103,252   107,571    96,425    50,041
Ratio of debt to
  capitalization                21.1%      7.1%      6.6%     15.8%     15.9%
Stockholders' equity
  per share                  $  17.91  $  16.81  $  15.78  $  14.94  $  12.21
Return on average
  stockholders' equity           9.1%      8.6%     10.5%     23.7%     (5.0%)

Weighted average
  common shares
  outstanding - Basic       8,289,915 8,272,836 8,339,189 8,984,513 9,031,541
Stockholders of record            845       907     1,351     1,410     1,471
Number of employees             2,472     1,907     2,049     1,109     1,285
Cash dividends declared
  per common share               $.30      $.30      $.30      $.25  $14.1875

[a] Total assets includes $15,238 of net assets from discontinued operations and $16,724 of net assets from operations to be disposed of for 1998, $15,552 of net assets from discontinued operations and $26,543 of net assets from operations to be disposed of for 1997 and $18,395 of net assets from discontinued operations for 1996. Long-term debt includes $9,948 from operations to be disposed of for 1997. Depreciation and amortization includes $631, $681 and $747 from discontinued operations for 1998, 1997 and 1996, respectively. Depreciation and amortization includes $1,009 and $1,549 from other operations to be disposed of for 1998 and 1997 respectively. Working capital includes $10,959, $10,588 and $12,569 of net current assets from discontinued operations for 1998, 1997 and 1996, respectively. Working capital also includes $1,203 and $2,005 of net current assets of other operations to be disposed of for 1998 and 1997 respectively. See Note 4 to Consolidated Financial Statements.

[b] Income from operations for discontinued operations for 1998 has been deferred pending final disposition of such operations.


Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------------------------------------------------------------------------
RESULTS OF OPERATIONS
---------------------

Results of Operations
---------------------

   For purposes of this discussion and analysis section, reference is made to the table below and the Company's Consolidated Financial Statements (included in Part II, Item 8). Katy has two principal operating groups:
Electrical/Electronics and Maintenance Products. Under the Plan, Katy is in the process of disposing its entire previously reported Machinery Manufacturing Group and, accordingly that group has been reported as "Discontinued operations" in the Consolidated Financial Statements. The other businesses being disposed comprise only a portion of Katy's previously reported Distribution and Service Group and one of Katy's equity investments. The operations of these businesses have been reported as "Equity in income
(loss) of operations to be disposed of" in the 1998 and 1997 Consolidated Statement of Operations. During the fourth quarter of 1998, the Company decided to retain Hamilton, due to its earnings recovery and growth potential. Accordingly, the results for Hamilton have been removed from the caption "Equity in income (loss) of operations to be disposed of" and consolidated in the financial statements with the continuing operations of the Electrical/Electronics segment for both 1998 and 1997. For purposes of discussion and analysis, information for the discontinued operations and the other operations to be disposed of is presented below. Katy intends to seek additional acquisitions to grow its Electrical/Electronics and Maintenance Products segments.

   The table below and the narrative, which follows, summarize the key factors in the year-to-year changes in operating results. The information provided below has been retroactively restated to reflect Katy's realignment of its operating units.


                                                   Years Ended December 31,
                                                 1998        1997        1996
                                                 ----        ----        ----
                                                    (Thousands of dollars)
Electrical/Electronics Group
----------------------------
   Net external sales                        $230,927    $218,237    $ 89,622
   Net internal sales                          32,103         175         180
   Income from operations                      14,839      13,191       7,250
   Operating margin                              6.4%        6.0%        8.1%
   Identifiable assets                        126,362     112,156     108,775
   Depreciation and amortization                1,652         398       1,475
   Capital expenditures                         7,348       5,138       2,503

Maintenance Products Group
--------------------------
   Net external sales                        $111,388    $ 67,786    $ 56,391
   Net internal sales                           6,389       4,306       3,423
   Income from operations                       8,401       6,328       4,794
   Operating margin                              7.5%        9.3%        8.5%
   Identifiable assets                        110,317      46,333      31,065
   Depreciation and amortization                3,779       1,854       1,745
   Capital expenditures                         2,725       1,234       1,235

Operations to be Disposed Of
----------------------------
   Net external sales                        $  6,297    $  9,568    $ 10,011
   Net internal sales                              -           -           -
   Income (loss) from operations               (3,262)        122       1,566
   Operating margin                             (7.3%)       1.3%       15.6%
   Identifiable assets                         17,680      31,599      32,015
   Equity Investments                           7,034       6,500       6,382
   Depreciation and amortization                1,009       1,549       1,384
   Capital expenditures                         5,126       3,034         515

Discontinued Operations
-----------------------
   Net external sales                        $ 23,349    $ 31,537    $ 32,494
   Net internal sales                             146          -           -
   Income from operations                       1,663 [a]   3,046       1,566
   Operating margin                              7.1%        9.7%        4.8%
   Identifiable assets                         16,975      18,486      22,843
   Depreciation and amortization                  631         681         747
   Capital expenditures                           547       1,252         884

Corporate
---------
   Corporate expenses                        $  7,965    $  6,496    $  5,640
   Identifiable assets                         24,535      43,818      44,811
   Depreciation and amortization                   91          86         154
   Capital expenditures                           175          41         182

Company
-------
   Net external sales [a]                    $371,961    $327,128    $188,518
   Net internal sales                          38,638       4,481       3,603
   Income from operations [a]                  13,676      16,191       9,536
   Operating margin [a]                          4.4%        4.9%        5.1%
   Identifiable assets [a]                    295,869     252,392     239,509
   Depreciation and amortization [a]            7,162       4,568       5,505
   Capital expenditures                        15,921      10,699       5,319

[a] Company balances include amounts from both "Discontinued Operations" and "Operations to be Disposed of", whereas the Consolidated Financial Statements classify such amounts as "Discontinued Operations" and "Operations to be Disposed of" for 1998 and 1997 and "Discontinued Operations" for 1996. The "Income from operations" for "Discontinued Operations" was deferred pending final disposition of such operations. See Note 4 to Consolidated Financial Statements for further discussion.


1998 Compared to 1997
---------------------

   The Electrical/Electronics Group external sales increased $12,690,000 or 6%. The increased sales were primarily a result of the Woods Canada acquisition in May of 1998. Excluding the Woods Canada acquisition, sales decreased $10,223,000 or 5% due to lower volumes in the electric corded products and the distribution of electronic and electrical components, parts and accessories. These decreases were a result of unfavorable line reviews from major customers pertaining to our electric corded products business and additional program pricing pressures in the Electrical/Electronics segment.


   Operating income for the group increased $1,648,000 or 12%. Excluding the increased volumes associated with the Woods Canada acquisition, operating income increased 5%. This increase was attributable to increased margins in the specialty metal business resulting from favorable product mix. These increases were partially offset by lower volumes associated with the line reviews discussed above and higher selling, general and administrative costs as a percentage of sales in the electric corded products and electrical components, parts and accessories businesses. Consolidation and intense pricing pressures by national distributors had a negative impact on both revenues and margins in the electrical components, parts and accessories businesses.

   Identifiable assets for the group increased during the year mainly as a result of the Woods Canada acquisition in May of 1998.

   Sales for the Maintenance Products Group increased $43,602,000 or 64%. The increase in sales was primarily due to the Disco acquisition in May of 1998, the Wilen acquisition in August of 1998, and a full year of sales from Loren, acquired in August of 1997. Excluding these acquisitions, sales increased approximately $3,600,000 due to general volume increases in the previously owned sanitary maintenance and stain businesses.

   Operating income for the group increased $2,073,000 or 33%. Excluding the Maintenance Products Group acquisitions discussed above, operating income increased $911,000 or 14% primarily as a result of the above mentioned volume improvements offset partially by slightly lower margins in the stain and sanitary maintenance businesses.

   Identifiable assets for the group increased during the year mainly as a result of the previously announced acquisitions of Disco and Wilen in 1998.

   Sales for operations to be disposed of decreased $3,271,000 or 34%. The decrease was a result of lower volumes associated with the disposition of the cold storage facility business in June of 1998. Excluding the disposition, sales remained relatively stable in 1998 compared to 1997.

   Operating income for operations to be disposed of decreased $3,384,000.
The decrease was primarily a result of an impairment related to the waste-to-energy business combined with the disposition of the cold storage facility in June of 1998. Excluding the impairment and disposition, operating income decreased slightly due to lower margins in the waste-to-energy business.

   Identifiable assets for operations to be disposed of decreased during the year mainly as a result of the previously announced disposition of the Company's cold storage facility in June of 1998.

   Sales for discontinued operations decreased $8,188,000 or 26%. The decrease in sales was primarily a result of the disposition of Beehive effective July 1997, combined with lower volumes in the cookie sandwich machinery, wood processing machinery and gauging and control systems businesses.

   Operating income for the group decreased $1,383,000 or 45%. The decrease in operating income was primarily a result of lower volumes combined with diminished margins in the wood processing machinery and cookie sandwich machinery businesses.

   Corporate expenses increased $1,469,000 or 23%. This increase was mainly a result of banking fees, increased outside service fees and salary and compensation increases for 1998 as compared to 1997.

   Identifiable assets at Corporate decreased primarily as a result of lower cash levels at year-end.

   Although the results of these operating groups can be significantly affected by the strength of the general economy, the Company believes that it has positioned itself well in segments that can be expanded both externally through acquisitions particularly in the electrical/electronics and maintenance products areas, and internally through new products, operational improvements and increased market penetrations.

   Following is a discussion concerning other factors that affected the Company's net income.

   Gross profit from continuing operations increased $19,541,000 or 25% as gross margins increased slightly to 29% from 28% in 1997 while selling, general and administrative expenses increased $17,289,000 or 26% in 1998 compared to the prior year. The increase in gross profit and selling, general and administrative expenses is attributable to both the increased volumes and the acquisition activity previously mentioned.

   Interest expense increased $978,000 from 1997 primarily as a result of the borrowings associated with the acquisition of Wilen in August of 1998. Interest income decreased slightly due to the Company maintaining lower average cash and cash equivalent balances during 1998 compared to 1997.

   Other, net in 1998 was income of $1,523,000 versus income of $920,000 in 1997. The increase was a result of the Company receiving past due balances on previously written-off investments.

   Income before provision for income taxes increased to $19,821,000 in 1998 from $14,565,000 in 1997. The increase resulted primarily from the gain on sale of the Company's cold storage facility of $6,122,000, which was partially offset by the impairment loss resulting from the reduction in the fair value of the waste-to-energy facility of $2,800,000 being recorded in "Equity in income (loss) of operations to be disposed of" on the Consolidated Statement of Operations. Excluding these items, the income from continuing operations before income taxes increased $1,934,000 primarily as a result of increased operating income from both the Electrical/Electronics and the Maintenance Products Groups.

   Provision for income taxes in 1998 was $6,739,000 or an effective tax rate of 34% and $4,922,000 or an effective tax rate of 33.8% in 1997.


1997 Compared to 1996
---------------------

   The Electrical/Electronics Group sales increased $128,615,000 or 144%.
The increased sales were primarily due to the acquisition of Woods effective December 1996. Excluding the acquisition, sales decreased $3,629,000 or 4% as a result of lower volumes in the distribution of electronic and electrical parts and accessories and diminished volumes from the specialty metal business.


   Operating income for the group increased $5,941,000 or 82%. Excluding the increased sales volume associated with the acquisition of Woods, operating income decreased $3,213,000 or 44% as a result of lower margins in the specialty metals, distribution of electronic parts, accessories, components and nonpowered hand tool businesses. Lower margins in the above areas were a result of competitive pressure on selling prices and higher than expected material costs. Increased margins in the electric corded products and supplies business as a result of lower copper prices further contributed to the increased operating income.

   Sales for the Maintenance Products Group increased $11,395,000 or 20%. The increase in sales was primarily associated with the acquisition of Loren Products, effective August 1997. Excluding the acquisition, sales increased $4,449,000 or 8% primarily due to increased volumes in the sanitary maintenance and stain businesses resulting from various sales promotions.

   Operating income for the group increased $1,534,000 or 32%. Excluding the acquisition of Loren, operating income increased $1,211,000 or 25%. The improvement was primarily due to increased sales and increased margins in the sanitary maintenance business complemented by lower selling, general and administrative costs as a percentage of sales within the stain business.

   Identifiable assets for the group increased during the year mainly as a result of the acquisition of Loren, effective August 1997.

   Sales for the other operations to be disposed of decreased $443,000 or 4%. The decrease was primarily a result of decreased volume in the waste energy business, balanced partially by increased volume in the cold storage facility business.

   Operating income for the group decreased $1,444,000 or 92%.   The
decrease was a result of lower sales volume in the previously mentioned business coupled with lower margins in the waste energy facility and cold storage facility businesses. These lower margins were a result of unfavorable product mix. Higher selling, general and administrative expenses as a percentage of sales in each of the above-mentioned areas also contributed to the decrease in operating income.

   Sales for Discontinued Operations decreased $957,000 or 3%. Excluding the disposition of Beehive, effective July 1997, sales increased $2,136,000 or 7%. The increase was primarily a result of volume improvements in both the cookie sandwich and gauging and control system businesses.

   Operating income for the group increased $1,480,000 or 95%. Excluding the disposition of Beehive, operating income increased $1,389,000 or 89% due to improved margins in wood processing machinery, cookie sandwich machinery, gauging and control systems, and testing and recording devices for the transportation industry. Increased margins were a result of successful cost saving measures and favorable product mix in the wood processing and gauging and control system businesses. Lower selling, general and administrative costs as a percentage of sales for the wood processing and cookie sandwich businesses further contributed to the increase in operating income.

   Identifiable assets decreased during the year mainly due to the disposition of Beehive in July of 1997.

   Corporate expenses increased $856,000 or 15%. This increase was mainly a result of greater insurance costs and salary and compensation increases for 1997 as compared to 1996.

   Identifiable assets at Corporate decreased slightly during the year mainly due to lower cash levels at year-end.

   Although the results of these operating groups can be significantly affected by the strength of the general economy, the Company believes that it has positioned itself well in segments that can be expanded both externally through acquisitions particularly in the electrical/electronics and maintenance products areas, and internally through new products, operational improvements and increased market penetrations.

   Following is a discussion concerning other factors that affected the Company's net income.

   Gross profit from continuing operations increased $31,457,000 as gross margins decreased to 28% from 30% in 1996 while selling, general and administrative expenses increased $26,404,000 in 1997 compared to the prior year. The increase in gross profit and slight decrease in gross margin is attributable to assuming a full year of operations from Woods, which essentially is a higher volume, lower margin business than the existing businesses of the Company. The increase in selling, general and administrative expenses is primarily due to the increase in sales volumes during 1997, offset partially by lower selling, general and administrative costs as a percentage of sales in the Maintenance Products Group.

   Interest expense decreased $833,000 from 1996 primarily as a result of reclassifying the operations of C.E.G.F. (USA), Inc., including interest expense, into the line item "Equity in income (loss) of other operations to be disposed of" in the 1997 Consolidated Statement of Operations. Interest income decreased $1,196,000 during 1997 due to the Company maintaining less average cash and cash equivalent balances during 1997 compared to 1996.

   Other, net in 1997 was income of $920,000 versus income of $1,074,000 in 1996. The decrease was a result of the Company receiving settlements from various insurance companies associated with environmental issues in the prior year.

   Income before provision for income taxes to $14,565,000 in 1997 from $20,966,000 in 1996. This decrease relates primarily to the gain on sale of Union Pacific stock recognized in 1996, offset partially by increased operating income from both the Electrical/Electronics and the Maintenance Products Groups.

   Provision for income taxes was $4,922,000 or an effective tax rate of 33.8% in 1997, and $7,639,000 or an effective rate of 36.4% in 1996. The effective tax rate in 1997 reflects the benefits obtained from the Woods acquisition effective December 1996.

   Equity in income of unconsolidated affiliates increased $636,000 in 1997 primarily due to Bee Gee Holding Company improving upon an unfavorable year in 1996. Note that the income from this equity investment has been included within the line item "Equity in income of other operations to be disposed of" on the Consolidated Statement of Operations for 1997. See Note 6 to Consolidated Financial Statements.


Liquidity and Capital Resources
-------------------------------

   Combined cash and cash equivalents decreased 42% to $12,898,000 on December 31, 1998, from $22,351,000 on December 31, 1997, mostly due to the acquisition activity during the current year. Excluding current year acquisitions, cash flow from operations was substantial enough to cover liquidity and capital resource requirements with the exception of the debt-financed acquisition of Contico International, L.L.C. in January of 1999, the Company believes that cash flow from operating activities should be able to cover its 1999 liquidity and capital resource requirements. Current ratios were 2.52 to 1.00 and 2.80 to 1.00 at December 31, 1998 and 1997,
respectively. Working capital decreased 2% to $100,971,000 on December 31, 1998, from $103,252,000 on December 31, 1997. This decrease is primarily attributable to the previously mentioned cash and cash equivalents decrease in 1998, offset by the Company's emphasis on better management of working capital.

   Katy has authorized and expects to commit approximately $24,000,000 for capital projects in 1999, of which $22,500,000 will be expended by the Company's ongoing operations, exclusive of acquisitions, if any, and expects to meet these capital expenditure requirements through the use of available cash and internally generated funds. The Company continues to search for appropriate acquisition candidates, and may obtain all or a portion of the financing for future acquisitions through its unsecured $215 million credit agreement described below.

   On December 11, 1998, the Company amended and restated its revolving credit agreement agented by Bank of America with LaSalle National Bank acting as the managing agent. The amended and restated credit agreement is for an unsecured $215 million revolving loan which replaced an unsecured $80 million revolving loan facility. The Company had $39,000,000 outstanding under this agreement as of December 31, 1998. The borrowings under this agreement resulted from the Wilen purchase in August of 1998. On January 8, 1999, the Company completed the Contico acquisition, resulting in additional borrowings of $132,000,000 under this credit agreement. The Company had $162,000,000 outstanding under this agreement as of March 18, 1999.

   At December 31, 1998, Katy had short and long-term indebtedness of $39,980,000. Total debt was 21.1% of total capitalization at December 31, 1998. See Note 7 to Consolidated Financial Statements for further discussion.

  On May 19, 1998, Katy's Board of Directors authorized the Company to repurchase an additional 250,000 shares, bringing the total authorized shares to 1,150,000 since 1995. In connection therewith, Katy repurchased 12,000, 38,000 and 509,800 of its common shares during the years ended December 31, 1998, 1997 and 1996, at a total cost of $217,000, $566,000 and $6,367,000, respectively. During 1998, the repurchase activities were minimal due to restrictions resulting from acquisition activity. As of December 31, 1998, 238,000 common shares may still be purchased to complete the repurchase program.

   Management continuously reviews each of its businesses. As a result of these ongoing reviews, management may determine to sell certain companies and may augment its remaining businesses with acquisitions. When sales do occur, management anticipates that funds from these sales will be used for general corporate purposes or to fund acquisitions. Acquisitions may also be funded through cash balances, available lines of credit and future borrowings. See Notes 3 and 4 to Consolidated Financial Statements for further discussion.


New Accounting Pronouncements
-----------------------------

   In March 1998, the Accounting Standards Executive Committee issued Statement of Position 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 requires that specified costs incurred in developing or obtaining internal-use software, as defined by SOP 98-1, be capitalized once certain criteria have been met and amortized in a systematic and rational manner over the software's estimated useful life. SOP 98-1 is effective for fiscal years beginning after December 15, 1998, and stipulates that costs incurred prior to initial application of the statement not be adjusted according to the statement's provisions. Adoption of SOP 98-1 is not expected to have a significant impact on the Company's financial position or results of operations.

   In April 1998, the Accounting Standards Executive Committee issued Statement of Position 98-5 "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"). SOP 98-5 requires that costs of start-up activities, as defined by SOP 98-5, be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998, and stipulates that adoption would be reported as a cumulative change in accounting principle, meaning that any previously capitalized start-up costs would be written off. Adoption of SOP 98-5 is not expected to have a significant impact on the Company's financial position or results of operations.

   In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement requires that all derivatives be recognized as either assets or liabilities in the statement of financial position and requires that those assets and liabilities be measured at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and its resulting designation. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Since the Company is not actively engaged in hedging activities, adoption of this statement is not expected to have a significant impact on the Company's financial position or results of operations.


Environmental and Other Contingencies
-------------------------------------

   In December 1996, Banco del Atlantico, a bank located in Mexico, filed a lawsuit against Woods Industries, Inc. ("Woods"), a subsidiary of the Company, and against certain past and then present officers and directors and former owners of Woods, alleging that the defendants participated in a violation of the Racketeer Influenced and Corrupt Organizations Act involving allegedly fraudulently obtained loans from Mexican banks, including the plaintiff, and "money laundering" of the proceeds of the illegal enterprise. All of the foregoing is alleged to have occurred prior to the Company's purchase of Woods. The plaintiff also alleges that it made loans to an entity controlled by certain officers and directors based upon fraudulent representations. The plaintiff seeks to hold Woods liable for its alleged damage under principles of respondeat superior and successor liability. The plaintiff is claiming damages in excess of $24,000,000 and is requesting treble damages under the statutes. The defendants have filed a motion, which has not been ruled on, to dismiss this action on jurisdictional grounds. Because the litigation is in preliminary stages, it is not possible at this time for the Company to determine an outcome or reasonably estimate the range of potential exposure. The Company may have recourse against the former owner of Woods and others for, among other things, violations of covenants, representations and warranties under the purchase agreement through which the Company acquired Woods, and under state, federal and common law. In addition, the purchase price under the purchase agreement may be subject to adjustment as a result of the claims made by Banco del Atlantico. The extent or limit of any such recourse cannot be predicted at this time.

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

   The Company and certain of its current and former direct and indirect corporate predecessors, subsidiaries and divisions have been identified by the United States Environmental Protection Agency, state environmental agencies and private parties as potentially responsible parties ("PRPs") at a number of hazardous waste disposal sites under the Comprehensive Environmental Response, Compensation and Liability Act ("Superfund") or equivalent state laws and, as such, may be liable for the cost of cleanup and other remedial activities at these sites. Responsibility for cleanup and other remedial activities at a Superfund site is typically shared among PRPs based on an allocation formula. Under the federal Superfund statute, parties could be held jointly and severally liable, thus subjecting them to potential individual liability for the entire cost of cleanup at the site. Based on its estimate of allocation of liability among PRPs, the probability that other PRPs, many of whom are large, solvent, public companies, will fully pay the costs apportioned to them, currently available information concerning the scope of contamination, estimated remediation costs, estimated legal fees and other factors, the Company has recorded and accrued for indicated environmental liabilities in the aggregate amount of approximately $5,000,000 at December 31, 1998. The ultimate cost will depend on a number of factors and the amount currently accrued represents management's best current estimate of the total cost to be incurred. The Company expects this amount to be substantially paid over the next one to four years.

   The most significant environmental matters in which the Company is currently involved are as follows:

   1. In 1993, the United States Environmental Protection Agency ("USEPA") initiated a Unilateral Administrative Order Proceeding under Section 7003 of the Resource Conservation and Recovery Act ("RCRA") against W.J. Smith and Katy. The proceeding requires certain actions at the W.J. Smith site and certain off-site areas, as well as development and implementation of additional cleanup activities to mitigate off-site releases. In December 1995, W.J. Smith, Katy and USEPA agreed to resolve the proceeding through an Administrative Order on Consent under Section 7003 of RCRA. Pursuant to the Order, W.J. Smith is currently implementing a cleanup to mitigate off-site releases.

   2. During 1995, the Company reached agreement with the Oregon Department of Environmental Quality ("ODEQ") as to a cleanup plan for PCB contamination at the Medford, Oregon facility of the former Standard Transformer division of American Gage. The agreement required the Company to pay $1,300,000 of the first $2,000,000 in clearing costs. Those funds were expended in 1998. The present occupant of the site, Balteau Standard, Inc. was responsible for the remaining $700,000 of the first $2,000,000 and the next $450,000 in cleanup costs above the $2,000,000. The parties are now sharing equally in cleanup costs. Katy believes the cleanup plan has been successful and has requested that the ODEQ inspect and approve the remediation work. Katy has received such approval with respect to a portion of the cleanup plan. Further monitoring of groundwater and testing and cleanup of adjacent property may be required before approval can be obtained with respect to the remainder of the plan. Pending such approval, the liability of Katy and its subsidiary cannot be determined at this time.

   3. Pursuant to an agreement executed in connection with the sale of assets of JEI Liquidating, Inc., a Katy subsidiary, Katy has agreed to defend and indemnify the buyer of such assets, Allard Industries, Inc. ("Allard"), in the case captioned United States v. Exxon, et al. in U.S. District Court, D.N.H., consolidated nos. C-92-486; C-93-95-L; C-94-148-Lcas. The case concerns the disposal of hazardous substances at a landfill site in Londonderry, New Hampshire, at which JEI Liquidating, Inc. allegedly disposed of hazardous substances from its Manchester, New Hampshire facility. The case arises under the Superfund law. The parties to the litigation have reached a settlement in principle, the specific terms of which are being negotiated in a Consent Decree. Under the expected Consent Decree, Allard/Katy will pay approximately $300,000 and perform no future work at the site, subject to limited re-openers. In exchange, Allard and Katy will receive a release and contribution protection.
      Honeywell Inc., a former owner and operator of JEI Liquidating, Inc.'s Manchester, New Hampshire facility, has agreed in principle to pay $40,000 of Allard/Katy's settlement under the Consent Decree.
      Pending entry of the Consent Decree and receipt of a release, Katy's liability cannot be determined at this time.

   Although management believes that these actions individually and in the aggregate are not likely to have a material adverse effect on the Company, further costs could be significant and will be recorded as a charge to operations when such costs become probable and reasonably estimable.


Year 2000
---------

   The year 2000 issue is a problem that has a potentially material adverse impact on the Company as well as governments, businesses, and individuals throughout the world. The year 2000 issue affects computer programs and microchips that cannot properly recognize the first two digits of a year, beginning after December 31, 1999. The problem has the potential to disrupt the operation of products and services that rely on these computer programs or microchips.

   Based on assessment activities conducted by the Company beginning in 1997 regarding the year 2000 problem, Katy determined that the Company required modification or replacement of a moderate number of computer programs and microchips. The changes required are necessary for a wide variety of assets which include, but are not limited to, computer hardware and software, production machinery and phone systems. The Company believes that it has identified the major sources of potential internal year 2000 issues and implemented a company wide year 2000 remediation program (the "Y2K Program") during 1998 which includes the performance of due diligence procedures for all acquisitions made by the Company. The Company has significantly completed the Y2K Program as of December 31, 1998 and expects to fully complete the Y2K Program by July 31, 1999, however, testing of new systems will continue throughout the year. The Company believes that completion of the Y2K Program will substantially mitigate all known significant potential internal year 2000 problems by July 31, 1999. The Company will continue to investigate additional year 2000 risks as they come to the attention of the Company.

   The Company has contacted many of its critical suppliers, financial institutions, public utilities and other entities to determine the year 2000 readiness of its material business relationships. While the Company has not been informed of any material risks associated with these entities, there is no guarantee of the year 2000 readiness of those entities or the potential material adverse effect on the Company.

   The Company has expensed approximately $824,000 of costs incurred to date related to the Y2K Program. Approximately $549,000 has been expensed for fiscal year 1998. The total remaining costs of remediation are estimated to be $500,000. The costs of the Y2K Program to date and estimated future costs, as well as Y2K Program completion dates are based on management's best estimates. However, there can be no assurance that these estimates will be achieved and actual results could differ materially from those anticipated.

   The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially adversely affect the Company's results of operations, liquidity and financial condition. Due to the general uncertainty of the year 2000 readiness of third-party suppliers, customers and others, the Company is unable to determine at this time whether the consequences of year 2000 failures will have a material impact on its results of operations, liquidity or financial condition. However, the Y2K Program is expected to significantly reduce Katy's level of uncertainty about the year 2000 problem.


Other
-----

   Katy's 1999 operating plan of the continuing segments indicates an improvement in results compared to those reported in 1998. The plan reflects slightly lower results in the first quarter of 1999 from continuing segments compared to the year earlier periods due mainly to acquisition accounting of inventory purchased at Contico International, L.L.C., as well as the loss of business at Woods Industries, Inc., previously announced on November 4, 1998. The plan for the second, third and fourth quarters of 1999 exceed the year earlier periods and projects an improved year to year result.

   Some of the statements in this Form 10-K, as well as statements by the Company in periodic press releases, oral statements made by the Company's officials to analysts and stockholders in the course of presentations about the Company and conference calls following earning releases, constitute "forward- looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.


Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------

   The Company's exposure to market risk associated with changes in interest rates relates primarily to its debt obligations and temporary cash investments. The Company does not use derivative financial instruments relating to either of these exposures. The Company's debt obligations are generally at short-term LIBOR rates, and its temporary cash investments earn rates of interest available on securities with maturities of three months or less.

(In Thousands)                        Expected Maturity Dates

ASSETS
------
                   1999  2000  2001  2002  2003  Thereafter  Total  Fair Value
                   ----  ----  ----  ----  ----  ----------  -----  ----------
Temporary cash
  investments
   Fixed rate    $3,600 $  -  $  -  $  -  $  -    $   -     $3,600     $3,600
Average interest
  rate             4.5%    -     -     -     -        -       4.5%

LONG-TERM DEBT
--------------

Fixed rate debt  $   72 $  71 $  71 $ 766 $  -    $   -     $  980     $  980
  Average
   interest rate  7.14% 7.14% 7.14% 7.14%    -        -      7.14%
Variable rate
  debt           $   -  $  - $39,000 $  - $  -    $   -     $39,000   $39,000
  Average
   interest rate  7.33% 7.33% 7.33% 7.33%    -        -      7.33%



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


/S/John R. Prann, Jr.
---------------------
John R. Prann, Jr.
President and Chief Executive Officer


/S/Stephen P. Nicholson
-----------------------
Stephen P. Nicholson
Vice President, Finance and Chief Financial Officer



                  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO KATY INDUSTRIES, INC.:

We have audited the accompanying consolidated balance sheet of KATY INDUSTRIES, INC., (a Delaware corporation) and subsidiaries as of December 31, 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Katy Industries, Inc. and subsidiaries as of December 31, 1998, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.



ARTHUR ANDERSEN LLP


Denver, Colorado,
January 26, 1999.



                        INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders of Katy Industries, Inc.

We have audited the accompanying consolidated balance sheet of Katy Industries, Inc. and subsidiaries (the "Company") as of December 31, 1997, and the related statements of consolidated operations, stockholders' equity and cash flows for each of the two years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Katy Industries, Inc. and subsidiaries as of December 31, 1997, and the results of their operations and their cash flows for each of the two years in the period then ended in conformity with generally accepted accounting principles.



DELOITTE & TOUCHE LLP


Denver, Colorado,
January 27, 1998.




                   KATY INDUSTRIES, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                             AS OF DECEMBER 31,
                           (Thousands of Dollars)

                                   ASSETS
                                   ------

                                                        1998             1997
CURRENT ASSETS:                                         ----             ----

  Cash and cash equivalents - Note 1                $ 12,898         $ 22,351
  Accounts receivable, trade, net of allowance
    for doubtful accounts of $963 and $857            53,449           49,721
  Notes and other receivables, net of allowance
    for doubtful notes of $198 and $410                3,246            2,263
  Inventories - Note 1                                69,394           57,113
  Deferred income taxes - Note 11                     13,268           13,233
  Other current assets                                 3,158            3,252
  Net current assets of
    operations to be disposed of - Note 4              1,203            2,005
  Net current assets of
    discontinued operations - Note 4                  10,959           10,588
                                                     -------          -------

    Total current assets                             167,575          160,526
                                                     -------          -------

OTHER ASSETS:
  Notes receivable, net of allowance for
    doubtful notes of $2,452 and $2,500                  953            1,106
  Cost in excess of net assets
    acquired - Notes 1 and 3                          33,576            8,544
  Other intangibles - Note 3                          23,621            8,803
  Miscellaneous - Note 8                               2,551            1,272
  Net noncurrent assets of
    operations to be disposed of - Note 4             15,521           24,538
  Net noncurrent assets of
    discontinued operations - Note 4                   4,279            4,964
                                                     -------          -------

    Total other assets                                80,501           49,227
                                                     -------          -------

PROPERTIES - Note 1:
  Land and improvements                                1,435            1,214
  Buildings and improvements                          10,677           14,987
  Machinery and equipment                             60,340           34,710
                                                     -------          -------
                                                      72,452           50,911
  Accumulated depreciation                           (27,353)         (23,504)
                                                     -------          -------

    Net properties                                    45,099           27,407
                                                     -------          -------

                                                    $293,175         $237,160
                                                     =======          =======


See Notes to Consolidated Financial Statements.



                   KATY INDUSTRIES, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                             AS OF DECEMBER 31,
                           (Thousands of Dollars)

                    LIABILITIES AND STOCKHOLDERS' EQUITY

                                                        1998             1997
CURRENT LIABILITIES:                                    ----             ----

  Accounts payable                                   $28,017          $24,974
  Accrued compensation                                 5,354            2,485
  Accrued expenses - Note 1                           31,626           28,946
  Accrued interest and taxes                             910              248
  Current maturities, long-term debt - Note 7             72               -
  Dividends payable                                      625              621
                                                     -------          -------

    Total current liabilities                         66,604           57,274
                                                     -------          -------

LONG-TERM DEBT, less current maturities - Note 7      39,908               -
                                                     -------          -------

OTHER LIABILITIES - Note 8                             9,310           11,280
                                                     -------          -------

EXCESS OF ACQUIRED NET
   ASSETS OVER COST, Net - Notes 1 and 3               5,198            6,902
                                                     -------          -------

DEFERRED INCOME TAXES - Note 11                       22,839           22,533
                                                     -------          -------

COMMITMENTS AND CONTINGENCIES - Notes 7, 12 and 14


STOCKHOLDERS' EQUITY - Note 9:
  Common stock, $1 par value; authorized
    25,000,000 shares; issued 9,822,204 shares         9,822            9,822
  Additional paid-in capital                          51,243           51,127
  Accumulated other comprehensive income              (2,309)          (1,462)
  Other adjustments                                   (1,302)            (814)
  Retained earnings                                  112,784          102,194
  Treasury stock, at cost, 1,483,890
    and 1,542,197 shares, respectively               (20,922)         (21,696)
                                                     -------          -------

    Total stockholders' equity                       149,316          139,171
                                                     -------          -------

                                                    $293,175         $237,160
                                                     =======          =======

See Notes to Consolidated Financial Statements.



                   KATY INDUSTRIES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                      FOR THE YEARS ENDED DECEMBER 31,
              (Thousands of Dollars, Except Per Share Amounts)


                                                1998        1997        1996
                                                ----        ----        ----

Net sales                                    $342,315    $286,023    $156,024
Cost of goods sold                            243,751     207,000     108,458
                                              -------     -------     -------
Gross profit                                   98,564      79,023      47,566
Selling, general and administrative expenses  (83,289)    (66,000)    (39,596)
Equity in income (loss) of operations to be
  disposed of - Note 2, 3, 4 and 6              3,144        (325)         -
Interest expense                               (1,214)       (236)     (1,069)
Interest income                                 1,093       1,183       2,379
Gain on sales of marketable
  securities - Notes 1 and 15                      -           -       10,612
Other, net                                      1,523         920       1,074
                                              -------     -------     -------

Income before provision for income
  taxes and equity in loss of
  unconsolidated affiliates                    19,821      14,565      20,966

Provision for income taxes - Note 11           (6,739)     (4,922)     (7,639)
                                              -------     -------     -------

Income from operations before equity in
  loss of unconsolidated affiliates            13,082       9,643      13,327

Equity in loss of unconsolidated
  affiliates (net of tax) - Note 6                 -           -         (564)
                                              -------     -------     -------

Income from continuing operations              13,082       9,643      12,763

Discontinued operations - Note 4:
  Income from operations of
    discontinued businesses (net of tax)           -        1,959         953
                                              -------     -------     -------

Net income                                   $ 13,082    $ 11,602    $ 13,716
                                              =======     =======     =======


Earnings per share of
  common stock - Basic (Note 5):
    Income from continuing operations          $   1.58    $   1.16    $   1.53
    Discontinued operations                          -          .24         .11
                                                -------     -------     -------
    Net income                                 $   1.58    $   1.40    $   1.64
                                                =======     =======     =======

Earnings per share of
  common stock - Diluted (Note 5):
    Income from continuing operations          $   1.55    $   1.15    $   1.53
    Discontinued operations                          -          .23         .11
                                                -------     -------     -------
    Net income                                 $   1.55    $   1.38    $   1.64
                                                =======     =======     =======

Dividends paid per share of common stock       $    .30    $    .30    $  .2875
                                                =======     =======     =======

See Notes to Consolidated Financial Statements.


                             KATY INDUSTRIES, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



                                                                     Accumulated
                                   Common Stock        Additional       Other
                                  Number       Par      Paid-in     Comprehensive     Other    Retained    Treasury  Comprehensive
                                of Shares     Value     Capital      Income(Loss)  Adjustments Earnings      Stock    Income(Loss)
                                ---------     -----     -------      ------------  ----------- --------      -----    ------------
                                                                               (Thousands of dollars)


Balance, January 1, 1996        9,821,329  $9,821      $51,111       $4,006        $(349)    $81,925     $(16,184)

Net income                             -       -            -            -            -       13,716           -      $13,716
Foreign currency
  translation adjustments              -       -            -             3           -           -            -            3
Unrealized holding gains
  adjustment - Note 1                  -       -            -        (5,297)          -           -            -       (5,297)
                                                                                                                       ------
Comprehensive income                                                                                                  $ 8,422
Common stock dividends                 -       -            -            -            -       (2,499)          -       ======
Issuance of shares under
  Stock Purchase Plan
  - Note 9                            875       1            6           -          (141)        (43)         337
Purchase of Treasury
  Shares - Note 9                      -       -            -            -            -           -        (6,367)
                                ---------  ------      -------       ------        -----     -------     --------

Balance, December 31, 1996      9,822,204   9,822       51,117       (1,288)        (490)     93,099      (22,214)

Net income                             -       -            -            -            -       11,602           -      $11,602
Foreign currency
  translation adjustments              -       -            -          (174)          -           -            -         (174)
                                                                                                                       ------
Comprehensive income                                                                                                  $11,428
Common stock dividends                 -       -            -            -            -       (2,481)          -       ======
Issuance of shares under
  Stock Purchase Plan
  - Note 9                             -       -           (31)          -            -          (26)         295
Other issuance of
  shares - Note 9                      -       -            41           -          (324)         -           876
Purchase of Treasury
  Shares - Note 9                      -       -            -            -            -           -          (653)
                                ---------  ------      -------       ------        -----     -------     --------

Balance, December 31, 1997      9,822,204   9,822       51,127       (1,462)        (814)    102,194      (21,696)

Net income                             -       -            -            -            -       13,082           -      $13,082
Foreign currency
  translation adjustments              -       -            -          (847)          -           -            -         (847)
                                                                                                                       ------
Comprehensive income                                                                                                  $12,235
Common stock dividends                 -       -            -            -            -       (2,492)          -       ======
Issuance of shares under
  Stock Option Plan
  - Note 9                             -       -           (54)          -            -           -           274
Other issuance of
  shares - Note 9                      -       -           170           -          (488)         -           717
Purchase of Treasury
  Shares - Note 9                      -       -            -            -            -           -          (217)
                               ----------  ------      -------       ------        -----     -------     --------

Balance, December 31, 1998      9,822,204  $9,822      $51,243      $(2,309)     $(1,302)   $112,784     $(20,922)
                               ==========  ======      =======       ======       ======     =======     ========

See Notes to Consolidated Financial Statements.


                   KATY INDUSTRIES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE YEARS ENDED DECEMBER 31,
                           (Thousands of Dollars)


                                                1998        1997        1996
                                                ----        ----        ----
Cash flows from operating activities:
  Net income                                  $13,082     $11,602     $13,716
  Depreciation and amortization                 7,162       4,568       5,505
  (Gain) loss on sale of assets                (2,864)       (653)        160
Gain on marketable security transactions           -           -      (10,612)
Equity in (income) loss of
  unconsolidated affiliates                      (534)         -          564
Deferred income taxes                           1,117       1,287       6,239
Changes in assets and liabilities,
  net of acquisition/disposition
  of subsidiaries:
    Receivables                                 7,890      (5,528)      9,547
    Inventories                                   463       2,996      (1,983)
    Other current assets                         (636)       (553)       (373)
    Accounts payable and accrued liabilities   (2,051)        682         (44)
    Other, net                                 (1,096)         21        (195)
                                               ------      ------      ------
      Net cash flows provided by
        operating activities                   22,533      14,422      22,524
                                               ------      ------      ------

Cash flows from investing activities:
  Proceeds from sale of assets                    482       1,487       1,205
  Collections of notes receivable and
    receivable from sale of business              710         451      13,211
  Proceeds from sales of marketable securities     -           -       18,681
  Proceeds from sale of subsidiary             12,237       5,493          -
  Payments for purchase of subsidiaries,
    net of cash acquired                      (71,091)    (12,788)    (42,648)
  Capital expenditures                        (11,314)     (8,654)     (5,319)
                                               ------      ------      ------
    Net cash flows used in
      investing activities                    (68,976)    (14,011)    (14,870)
                                               ------      ------      ------

Cash flows from financing activities:
  Notes payable activity, net                      -           -      (14,193)
  Proceeds from issuance of long-term debt     44,012          -           -
  Principal payments on long-term debt         (5,277)       (657)     (1,019)
  Payments of dividends                        (2,492)     (2,481)     (2,452)
  Purchase of treasury shares                    (217)       (653)     (6,367)
  Other                                            -          359          -
                                               ------      ------      ------
    Net cash flows provided by
      (used in) financing activities           36,026      (3,432)    (24,031)
                                               ------      ------      ------

Effect of exchange rate changes on cash            -           -           (3)
                                               ------      ------      ------

Net decrease in cash and cash equivalents     (10,417)     (3,021)    (16,380)

Cash and cash equivalents
  at beginning of year                         24,300      27,321      43,701
                                               ------      ------      ------

Cash and cash equivalents at end of year       13,883      24,300      27,321

Cash of discontinued operations
  and operations to be disposed of                985       1,949         982
                                               ------      ------      ------

Cash and cash equivalents of
  continuing operations                       $12,898     $22,351     $26,339
                                               ======      ======      ======

See Notes to Consolidated Financial Statements.



                   KATY INDUSTRIES, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1.    SIGNIFICANT ACCOUNTING POLICIES

   Consolidation Policy - The consolidated financial statements include the accounts of Katy Industries, Inc. and subsidiaries in which it has a greater than 50% interest, collectively "Katy" or the "Company". All significant intercompany accounts, profits and transactions have been eliminated in consolidation. Investments in affiliates that are not majority owned and where the Company does not exercise significant influence are reported using the equity method.

   As part of the continuous evaluation of its operations, Katy has acquired and disposed of a number of its operating units in recent years. Those which affected the Consolidated Financial Statements for the years ended December 31, 1998, 1997, and 1996 are described in Note 3.

   There are no restrictions on the payment of dividends by consolidated subsidiaries to Katy. Katy's consolidated retained earnings as of December 31, 1998 include $6,256,000 of undistributed earnings of 50% or less owned investments accounted for by the equity method. No dividends have been paid by any of these unconsolidated affiliates to Katy.

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


   Cash and Cash Equivalents - Cash equivalents consist of highly liquid investments with original maturities of three months or less and total $12,898,000 and $22,351,000, as of December 31, 1998 and 1997, respectively, which approximates their fair value. The Company places its temporary cash investments in quality financial institutions. As such, the Company believes no significant concentration of credit risk exists with respect to these investments.

   Supplemental Cash Flow Information - Noncash investing and financing activities are disclosed in Notes 1, 3, 6 and 9. Cash paid during the year for interest and income taxes is as follows:

                                          1998     1997     1996
                                          ----     ----     ----
                                          (Thousands of dollars)

          Interest                      $1,064   $1,076   $1,143
                                         =====    =====    =====
          Income taxes                  $6,910   $3,694   $3,445
                                         =====    =====    =====

   Marketable Securities - During 1996, the Company sold its remaining investment in Union Pacific common stock and Union Pacific Resources common stock for total proceeds of $18,681,000 resulting in a pre-tax gain of $10,612,000. During 1996, unrealized holding gains, net of income taxes, included in stockholders' equity decreased $5,297,000.

   Research and Development Costs - Research and development costs are expensed as incurred.

   Inventories - Inventories are stated at the lower of cost, determined by the first-in, first-out method, or market. The components of inventories are:

                                               December 31,
                                            1998          1997
                                            ----          ----
                                          (Thousands of dollars)

          Raw materials                  $26,155       $ 8,314
          Work in process                  6,073         3,110
          Finished goods                  37,166        45,689
                                          ------        ------
                                         $69,394       $57,113
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

   Properties - Properties are stated at cost and depreciated over their estimated useful lives: buildings (10-40 years) generally using the straight-line method; machinery and equipment (3-20 years) and leased machines (lease period) using straight-line, accelerated or composite methods; and leasehold improvements using the straight-line method over the remaining lease period. During 1998, the Company incurred additional debt of $1,018,000 relating to capital equipment. The Company also incurred $3,589,000 of debt for capital equipment relating to CEGF that the Company disposed of during 1998. During 1997, the Company incurred additional debt of $2,045,000 relating to capital equipment. These are classified as non-cash investing and financing for purposes of the Consolidated Statement of Cash Flows.

   Impairment of Assets - Long-lived assets are reviewed for impairment if events or circumstances indicate the carrying amount of these assets may not be recoverable. If this review indicates that the carrying value of these assets will not be recoverable, based on future net cash flows from the use or disposition of the asset, the carrying value is reduced to fair value. See
Note 2 for 1998 asset impairment discussion.

   Accrued Expenses - The components of accrued expenses are:

                                                December 31,
                                             1998          1997
                                             ----          ----
                                           (Thousands of dollars)


          Accrued insurance               $ 6,509       $ 6,538
          Accrued environmental costs       4,931         4,355
          Other accrued expenses           20,186        18,053
                                           ------        ------
                                          $31,626       $28,946
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

   New Accounting Pronouncements - In February 1998, the Financial
Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits". This statement revises employers' disclosures about pension and other postretirement benefit plans and standardizes the disclosure requirements to the extent practicable. This statement is effective for the Company's financial statements for the year ending December 31, 1998. The Company has adopted this statement and the application of this pronouncement is included in Note 8.

   In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information".
 This statement establishes standards for the way public business enterprises report information about operating segments. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. This statement is effective for the Company's financial statements for the year ending December 31, 1998. The Company has adopted this statement and the application of this pronouncement is included in
Note 13.

   In June 1997, the Financial Accounting Standards Board issued SFAS No.
130, "Reporting Comprehensive Income". This statement establishes standards for reporting and display of comprehensive income in financial statements. Under this statement, all components of comprehensive income shall be reported in the financial statements for the period in which they are recognized. This statement divides comprehensive income into net income and other comprehensive income. Other comprehensive income shall be classified separately into foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities. The accumulated balance of other comprehensive income shall be reported in the equity section of the balance sheet separately from retained earnings and additional paid-in-capital. The Company has adopted this statement and the application of this pronouncement is included in the Consolidated Financial Statements.

   Revenue Recognition - Sales are recognized upon shipment of products to customers or when services are performed.

   Reclassifications - Certain amounts from prior years have been reclassified to conform to the 1998 financial statement presentation.


Note 2.    ASSET IMPAIRMENT

   During 1998, Katy evaluated the carrying value of Savannah Energy Systems Company ("SESCO"). Continued operating and cash flow losses combined with the efforts to dispose of SESCO led to the Company's review of SESCO's carrying value. Accordingly, during the fourth quarter of 1998, Katy adjusted the carrying value of SESCO's long-lived assets to their estimated fair value, resulting in a pre-tax impairment of $2,800,0000. The estimated fair value was based upon comparable asset values and anticipated future cash flows discounted at a rate commensurate with the risk involved. SESCO is one of the "Operations to be Disposed Of" included in the previously reported Divestiture and Reorganization Plan announced on January 5, 1998. SESCO's historical operating results have been segregated as "Equity in income (loss) of operations to be disposed of" on the accompanying Consolidated Statements of Operations for the years ended December 31, 1998 and 1997. The related net assets have been separately identified on the Consolidated Balance Sheets as "Net current assets or Net noncurrent assets of operations to be disposed of". After recording the above impairment, the net assets held for sale for SESCO are as follows:

          Current assets              $1,414
          Current liabilities         $  211
                                       -----

               Net current assets     $1,203
                                       =====

          Noncurrent assets           $8,487
          Noncurrent liabilities      $   -
                                       -----

               Net noncurrent assets  $8,487
                                       -----


Note 3.    ACQUISITIONS AND DISPOSITIONS


Acquisitions
------------

   On December 31, 1998, the Company acquired the assets of the Bay State Gritcloth division of Tyrolit North America, Inc. The division manufactures an industrial product line of specialty abrasives and has annual sales of approximately $4,000,000. The acquisition has been accounted for under the purchase method and, accordingly, the purchase price is preliminary and adjustments may be recorded through December 1999. The accounts of this acquisition have been included in the Company's Consolidated Financial Statements from the acquisition date. The estimated aggregate purchase price for this division was approximately $4,000,000. The estimated cost in excess of net assets acquired of approximately $1,950,000, subject to additional purchase accounting adjustments, has been recorded as "Cost in excess of net assets acquired" in the Consolidated Balance Sheets and is being amortized on a straight line basis over twenty years.

   On August 11, 1998, the Company purchased substantially all of the assets of The Wilen Companies, Incorporated. The Company operates the business through its Wilen Products, Inc. subsidiary ("Wilen"). Wilen is a premier manufacturer and distributor of a wide variety of professional cleaning products including mops, brooms and plastic cleaning products. The acquisition has been accounted for under the purchase method and, accordingly, the purchase price is preliminary and adjustments may be recorded through August 1999. The accounts of this acquisition have been included in the Company's Consolidated Financial Statements from the acquisition date. The estimated aggregate purchase price for the Wilen business was approximately $50,000,000. The estimated cost in excess of net assets acquired of approximately $24,000,000, subject to additional purchase accounting adjustments, has been recorded as "Cost in excess of net assets acquired" in the Consolidated Balance Sheets and is being amortized on a straight line basis over twenty years. In addition, Katy has recorded intangible assets of approximately $14,900,000, consisting of customer lists, trademarks and tradenames, and accumulated work force. These intangible assets are being amortized over periods ranging from 7 1/2 to 20 years. The following unaudited pro forma information reflects the pro forma results of operations for the Company giving effect to the Wilen acquisition as if the Wilen acquisition occurred on January 1, 1997. The unaudited pro forma results include the unaudited historical operating results of Wilen for the seven months ended July 31, 1998 and the twelve months ended December 31, 1997.
The Company's historical information presented below excludes net income of $2,075,000 or $0.25 per share (basic) from discontinued operations and other operations to be disposed of for December 31, 1998. The Company's historical information presented below excludes net income of $1,780,000 or $0.21 per share (basic) from discontinued operations and other operations to be disposed of and $387,000 or $.05 per share for the sale of property for December 31, 1997. Disclosure results may not be indicative of future results.

                                    Year Ended                Year Ended
                                 December 31, 1998         December 31 ,1997
                                 -----------------         -----------------

                                    (In Thousands, Except Per Share Data)

                                  Katy       Pro            Katy       Pro
                               Historical   Forma        Historical   Forma

   Net Sales                    $342,315  $365,628        $286,023  $324,017
   Income from Operations       $ 15,275  $ 17,054        $ 13,023  $ 15,928
   Net Income                   $ 11,007  $ 11,006        $  9,435  $  9,363
   Earnings per share - Basic   $   1.33  $   1.33        $   1.14  $   1.13
   Earnings per share - Diluted $   1.30  $   1.30        $   1.12  $   1.11

   On May 21, 1998, the Company purchased substantially all of the assets of the Consumer Electrical Division of Noma Industries, Limited. The Company operates the business through its Woods Industries (Canada), Inc. subsidiary ("Woods Canada"). Woods Canada is a North American leader in the design, manufacturing and marketing of a wide variety of consumer corded products including low voltage garden lighting, extension cords, multiple outlet and surge strips, specialty cord products, automotive products and electronic timers. On May 11, 1998, the Company purchased substantially all of the assets of Disco, Inc. The Company operates the business through its Glit/Disco, Inc. subsidiary ("Disco"). Disco is a manufacturer and distributor of cleaning and specialty products sold to the restaurant/food service industry. Both acquisitions have been accounted for under the purchase method and accordingly the purchase price is preliminary and adjustments may be recorded through May 1999. The accounts of these acquisitions have been included in the Company's Consolidated Financial Statements from the acquisition date.

   The estimated aggregate purchase price for the Woods Canada and Disco businesses was approximately $17,100,000. The estimated costs in excess of the net assets acquired of approximately $400,000, subject to additional purchase accounting adjustments, has been recorded as "Cost in excess of net assets acquired" in the Consolidated Balance Sheets and is being amortized on a straight line basis over twenty years.

   On August 6, 1997, the Company purchased Loren Products ("Loren"). Loren is a manufacturer and distributor of cleaning and abrasive products for the industrial markets and building products for the consumer markets. The estimated purchase price, including acquisition costs was $12,788,000. The acquisition has been accounted for under the purchase method, and accordingly, the estimated cost in excess of the net assets acquired of approximately $2,650,000 has been recorded as cost in excess of net assets of business acquired in the Consolidated Balance Sheets and is being amortized over twenty years. In addition, Katy has recorded intangible assets of approximately $4,790,000, consisting of customer lists, trademarks and tradenames, and accumulated work force. These intangible assets are being amortized over periods ranging from 7 1/2 to 20 years. The accounts of Loren have been included in the Company's Consolidated Financial Statements from the acquisition date.

   On December 2, 1996, the Company purchased all of the outstanding shares of common stock of Woods Industries, Inc., ("Woods"). Woods is a manufacturer and distributor of electrical corded products as well as electrical and electronic passive components. The estimated purchase price, including acquisition costs, was $45,100,000. The purchase price was paid in cash, of which $3,250,000 was funded through a borrowing against the Company's unsecured line of credit at The Northern Trust Company. The acquisition has been accounted for under the purchase method, and accordingly, the estimated excess of acquired net assets over cost of approximately $8,605,000 has been recorded as "Excess of acquired net assets over cost" in the Consolidated Balance Sheets and is being amortized over five years. The accounts of Woods have been included in the Company's Consolidated Financial Statements from the acquisition date.

   The following unaudited pro forma information has been prepared assuming the acquisition of Woods had occurred at the beginning of 1996. The pro forma information includes adjustments for (1) the elimination of Woods' depreciation due to the write-down of plant and equipment pursuant to purchase accounting, (2) the elimination of Woods' amortization due to the write-down of cost in excess of businesses acquired pursuant to purchase accounting,
(3) the amortization of the estimated excess of acquired net assets over cost recorded pursuant to purchase accounting, (4) elimination of Woods' interest expense as all debt is repaid on date of purchase pursuant to the purchase agreement, (5) decrease in interest income due to use of cash for the purchase price, and (6) the estimated related income tax effects. The pro forma financial information is presented for informational purposes only and may not be indicative of the results of operations as they would have been had the transaction been effected on the assumed dates nor is it necessarily indicative of the results of operations which may occur in the future.

                                             Year ended December 31,
                                                      1996
                                                      ----
                                        (In Thousands, Except Per Share)

          Net sales                                $301,863
          Income from operations                   $ 17,736
          Net income                               $ 18,538
          Earnings per share - Basic and Diluted   $   2.22

Dispositions
------------

   On June 11, 1998, the Company completed its divestiture of C.E.G.F.
(USA), Inc., ("CEGF") for approximately $12,237,000. The net pre-tax book gain of $6,122,000 had been recorded and included as "Equity in income (loss) of operations to be disposed of" on the accompanying Consolidated Statement of Operations for the year ended December 31, 1998. See Note 4 for further discussion.

   On July 14, 1997, the Company completed its divestiture of the Beehive division of Hamilton Precision Metals, Inc., ("Hamilton") for net proceeds of approximately $5,493,000 and the assumption of certain liabilities of Beehive. Beehive is one of the businesses that comprise the discontinued operations. See Note 4 for further discussion. Accordingly, the gain on disposal has been deferred pending the disposal of all of the discontinued operations.

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


Note 4.    DISCONTINUED OPERATIONS AND OPERATIONS TO BE DISPOSED OF

   On December 31, 1997, the Board of Directors approved a plan to dispose of the Company's previously reported Machinery Manufacturing segment. The businesses included as "Discontinued operations" are Airtronics, Inc., Beehive, Bach-Simpson, Ltd., Diehl Machines, Inc., and Peters Machinery Company. The divestiture of Beehive was completed in July of 1997 and the sale of Bach Simpson, Ltd. closed on January 25, 1999. The Company believes that the remaining businesses will be fully divested and the plan completed during the year ending December 31, 1999. On October 20, 1998, the Company announced that the proposed sale of the five companies announced on April 15, 1998, was terminated. All of the remaining discontinued operations were included in this proposed sale to Publicker Industries, Inc., thus, undergoing due diligence from the period April 15, 1998 through September 30, 1998. The Company believes that the remaining businesses will be fully divested and the plan completed during the year ending December 31, 1999. The expected manner of disposition for these businesses is to sell the net assets of each of these operations. See Notes 3 and 17 for further discussion.

   The historical operating results have been segregated as "Discontinued operations" on the accompanying Consolidated Statements of Operations for all periods presented. The related assets and liabilities have been separately identified on the Consolidated Balance Sheets as "Net current assets or Net noncurrent assets of discontinued operations". Discontinued operations have not been segregated on the Consolidated Statements of Cash Flows. The net income from these operations during 1998 has been deferred and will not be recognized until the total of the gains and losses from the sales of these companies can be determined with certainty to be a net gain.

   Selected financial data for the discontinued operations is summarized as follows:

                                            For the Year Ended December 31,
                                             1998        1997         1996
                                             ----        ----         ----
                                        (In Thousands, Except Per Share Data)

          Net sales                       $23,349     $31,537      $32,494

          Income before income taxes      $    -      $ 3,110      $ 1,513
          Income taxes                         -        1,151          560
                                           ------      ------       ------
          Net income                      $    -      $ 1,959      $   953
                                           ======      ======       ======

          Net income per share - Basic    $    -      $   .24      $   .11
                                           ======      ======       ======
          Net income per share - Diluted  $    -      $   .23      $   .11
                                           ======      ======       ======

   In connection with the previously mentioned divestiture plan, the Board of Directors also approved the disposal of a portion of the Company's previously reported Distribution and Service segment and one of the Company's equity investments. These businesses are reported as "Operations to be disposed of" and include CEGF, SESCO and the Company's equity investment in Bee Gee Holding Company, Inc. ("Bee Gee"). Katy has decided to retain Hamilton, due to its earnings recovery and growth potential. Accordingly, Hamilton has been removed from the caption "Equity in income (loss) of operations to be disposed of" and consolidated in the financial statements with the continuing operations of the Electrical/Electronics segment for both 1998 and 1997. The sale of CEGF was closed on June 11, 1998 and the Company continues to explore its options with respect to SESCO. The Company believes that Bee Gee will be fully divested during the year ending December 31, 1999.

   The historical operating results of "Operations to be disposed of" have been segregated as "Equity in income (loss) of operations to be disposed of" on the accompanying Consolidated Statements of Operations for 1998 and 1997. The related assets and liabilities have been separately identified on the Consolidated Balance Sheets as "Net current assets or Net noncurrent assets of operations to be disposed of". The operating financial data for the year ended December 31, 1998 includes a net pre-tax gain of $6,122,000 offset partially by a pre-tax impairment of $2,800,000 relating to the reduction in the book value of SESCO. See Notes 2 and 15 for further discussion.

   Selected financial data for operations to be disposed of, is summarized as follows:

                                            For the Year Ended December 31,
                                               1998       1997       1996
                                               ----       ----       ----
                                        (In Thousands, Except Per Share Data)

          Net sales                         $ 6,297    $ 9,568    $10,011

          Income (loss) before income taxes $ 3,144    $  (325)   $   432
          Income taxes (benefit)              1,069       (146)       157
                                             ------     ------     ------
          Net income (loss)                 $ 2,075    $  (179)   $   275
                                             ======     ======     ======

          Net income (loss)
            per share - Basic               $   .25    $  (.03)   $   .03
                                             ======     =======    ======
          Net income (loss)
            per share - Diluted             $   .25    $  (.02)   $   .03
                                             ======     =======    ======

   Net assets held for sale for "discontinued operations" are carried at cost, which does not exceed estimated net realizable value, as follows:

                                                      December 31,
                                                  1998            1997
                                                  ----            ----
                                                     (In Thousands)

   Discontinued Operations
   -----------------------
   Current assets                              $13,431         $14,202
   Current liabilities                          (2,472)         (3,614)
                                                ------          ------
   Net current assets of
     discontinued operations                   $10,959         $10,588
                                                ======          ======

   Noncurrent assets                           $ 4,288         $ 5,027
   Noncurrent liabilities                           (9)            (63)
                                                ------          ------
   Net noncurrent assets of
     discontinued operations                   $ 4,279         $ 4,964
                                                ======          ======


   Net assets held for sale for "operations to be disposed of" are valued in accordance with SFAS No. 121, lower of cost or estimated proceeds less cost to sell, as follows:
                                                      December 31,
                                                  1998            1997
                                                  ----            ----
                                                     (In Thousands)

   Operations to be Disposed Of
   ----------------------------
   Current assets                              $ 1,414         $ 3,379
   Current liabilities                            (211)         (1,374)
                                                ------          ------
   Net current assets of
     operations to be disposed of              $ 1,203         $ 2,005
                                                ======          ======

   Noncurrent assets                           $15,521         $34,719
   Noncurrent liabilities                           -          (10,181)
                                                ------          ------
   Net noncurrent assets of
     operations to be disposed of              $15,521         $24,538
                                                ======          ======


Note 5.     EARNINGS PER SHARE

   The Company's diluted earnings per share were calculated using the Treasury Stock method in accordance with the SFAS No. 128. The basic and diluted earnings per share calculations are as follows:

                                               For the Year Ended December 31,

                                                 1998       1997       1996
                                                 ----       ----       ----
                                         (In Thousands, Except Per Share Data)

Basic EPS:
  Income from continuing operations           $13,082    $ 9,643    $12,763
  Income from discontinued operations              -       1,959        953
                                               ------     ------     ------
    Net income                                $13,082    $11,602    $13,716
                                               ======     ======     ======

Shares - Basic                                  8,290      8,273      8,339

Per-share amount:
  Continuing operations                       $  1.58    $  1.16    $  1.53
  Discontinued operations                          -         .24        .11
                                               ------     ------     ------
  Total                                       $  1.58    $  1.40    $  1.64
                                               ======     ======     ======

Effect of potentially dilutive securities:
  Options                                         152        132         46

Diluted EPS:
  Income from continuing operations           $13,082    $ 9,643    $12,763
  Income from discontinued operations              -       1,959        953
                                               ------     ------     ------
    Net income                                $13,082    $11,602    $13,716
                                               ======     ======     ======

Shares - Diluted                                8,442      8,405      8,385

Per-share amount:
  Continuing operations                       $  1.55    $  1.15    $  1.53
  Discontinued operations                          -         .23        .11
                                               ------     ------     ------
  Total                                       $  1.55    $  1.38    $  1.64
                                               ======     ======     ======

   Rights to purchase one common share of stock for $35 for each common share of stock held were not included in the computation of diluted EPS because the rights' exercise price was greater than the average price of the common shares. See Note 9 for further discussion.


Note 6.     INVESTMENTS IN UNCONSOLIDATED AFFILIATES

   The Company's investments in unconsolidated affiliates are comprised of the following:

                                                           1998       1997
                                                           ----       ----
                                                       (Thousands of dollars)

          Schon & Cie, AG                                $   -      $   -
          Bee Gee Holding Company, Inc.                   7,034      6,500
                                                          -----      -----
                                                          7,034      6,500
          Less amounts classified
            with net noncurrent assets of
            operations to be disposed of                 (7,034)    (6,500)
                                                          -----      -----
                                                         $   -      $   -
                                                          =====      =====

Bee Gee Holding Company, Inc.
-----------------------------

   At December 31, 1998, the Company owns 30,000 shares of common stock, a 43% interest, of Bee Gee, which consists of several subsidiaries engaged in the business of farming and harvesting shrimp off the coast of South and Central America and, during 1996, processed shrimp and other sea foods for domestic and foreign markets. In January 1997, Bee Gee sold its processing operations to a major competitor in the same geographical area. Goodwill related to the Bee Gee investment was amortized over ten years and was completed in 1997.

Financial Information
---------------------

   The condensed financial information that follows reflects the Company's proportionate share in the financial position and results of operations of Bee
Gee:

                                                           1998       1997
                                                           ----       ----
                                                       (Thousands of dollars)


          Current assets                                $ 3,619    $ 4,353
          Current liabilities                            (2,063)    (2,107)
                                                         ------     ------
          Working capital                                 1,556      2,246
                                                         ======     ======

          Properties, net                                 9,034      7,423
          Other assets                                      417        411
          Long-term debt                                 (2,444)    (3,044)
          Other liabilities                              (1,529)      (536)
                                                         ------     ------
          Stockholders' equity                          $ 7,034    $ 6,500
                                                         ======     ======

          Investments, at equity,
            in unconsolidated affiliates                $ 7,034    $ 6,500
                                                         ======     ======


                                                1998       1997       1996
                                                ----       ----       ----
                                                  (Thousands of dollars)

          Sales                              $ 7,597    $11,648    $26,890
          Costs and expenses                  (7,063)   (11,129)   (27,414)
                                              ------     ------     ------
          Net income (loss),
            from continuing operations           534        519       (524)

          Amortization of excess of cost
            over net assets acquired              -         401        421
          Income taxes (benefit)                 208         46       (381)
                                              ------     ------     ------
          Equity in net income (loss)
            of continuing
            unconsolidated affiliates        $   326    $    72    $  (564)
                                              ======     ======     ======

Schon & Cie, AG ("Schon")
------------------------

     At December 31, 1998, the Company maintains an equity interest in Schon. Schon consists of three operating companies engaged in the business of manufacturing a wide range of mechanical and programmable four post, web and flat bed die-cutting equipment and shoe manufacturing machinery. Schon's investment was written down to zero at December 31, 1995 due to the continuous losses. During the second quarter, 1996, Schon acquired J. Sandt AG, a major competitor in the same geographical area. This transaction reduced Katy's interest in Schon from 37.5% to 27.6%. The transaction had no effect on Katy's results for the period. In January 1998, the Company, in agreement with Schon's other major stockholders, surrendered some of its stock ownership in lieu of contributing additional funds. As a result of this transaction, Katy's interest in Schon was reduced. This transaction had no effect on Katy's results for the period.


Note 7.    INDEBTEDNESS

    On December 11, 1998, the Company amended and restated its unsecured revolving credit agreement agented by Bank of America, with LaSalle National Bank acting as the managing agent. The Credit Agreement provides for borrowings of up to $215 million. The Company had $39 million outstanding under the Credit Agreement as of December 31, 1998.

    Under the credit agreement, the Company must meet certain net worth and other financial covenants. At December 31, 1998, the Company is in compliance with all such covenants.

   Letters of credit totaling $6,640,000 were outstanding at December 31, 1998.


Long-term debt at December 31 includes:                    1998       1997
                                                           ----       ----
                                                       (Thousands of dollars)
Revolving loans payable, interest at various LIBOR
  Rates (7.31% - 7.65%), due through 2001, unsecured    $39,000    $    -
Real estate and chattel mortgages, with interest
  at fixed rates (7.14%), due through 2002                  980     10,628
Less current maturities                                     (72)      (680)
                                                         ------     ------
                                                         39,908      9,948

Less amount classified with net noncurrent
  assets of other operations to be disposed of               -      (9,948)
                                                         ------     ------
                                                        $39,908    $    -
                                                         ======     ======

Aggregate scheduled maturities of long-term debt are as follows:

                                                       (Thousands of dollars)
                   1999                                       $    72
                   2000                                            71
                   2001                                        39,071
                   2002                                           766
                                                               ------
                   Total                                      $39,980
                                                               ======

Other
-----

   As of December 31, 1998, the Company is contingently liable for $8,000,000 (original face value) of 8-1/8% Subordinated Industrial Development Bonds issued by Bee Gee. As of December 31, 1998, the outstanding balance on these bonds is $5,510,000.


Note 8.     RETIREMENT BENEFIT PLANS

Pension and Other Postretirement Plans
--------------------------------------

   Several domestic and foreign subsidiaries have pension plans covering substantially all of their employees. These plans are noncontributory, defined benefit pension plans. The benefits to be paid under these plans are generally based on employees' retirement age and years of service. The companies' funding policies, subject to the minimum funding requirements of the applicable U.S. or foreign employee benefit and tax laws, are to contribute such amounts as are determined on an actuarial basis to provide the plans with assets sufficient to meet the benefit obligations. Plan assets consist primarily of fixed income investments, corporate equities and government securities. The Company also provides certain health care and life insurance benefits for some of its retired employees.


                                        Pension Benefits       Other Benefits
                                          1998     1997        1998      1997
                                          ----     ----        ----      ----
                                                (Thousands of dollars)
Change in benefit obligation:
Benefit obligation at
  beginning of year                     $3,614   $3,307      $2,105    $2,142
Service cost                               232      226          20        20
Interest cost                              257      253         139       143
Actuarial (gain)/loss                      (35)     220          -         -
Benefits paid                             (538)    (392)       (200)     (200)
                                         -----    -----       -----     -----
Benefit obligation at end of year        3,530    3,614       2,064     2,105

Change in plan assets:
Fair value of plan assets at
  beginning of year                      4,111    3,670          -         -
Actuarial return on plan assets            303      649          -         -
Employer contribution                      173      184         200       200
Benefits paid                             (538)    (392)       (200)     (200)
                                         -----    -----       -----     -----
Fair value of plan asset at end of year  4,049    4,111          -         -

Reconciliation of prepaid(accrued)
  benefit cost:
Funded status                              519      497      (2,064)   (2,105)
Unrecognized net actuarial (gain)/loss     328      323        (493)     (538)
Unrecognized prior service cost             70       76          29        33
Unrecognized net transition
  asset/(obligation)                      (328)    (366)         -         -
                                         -----    -----       -----     -----
Prepaid/(Accrued) benefit cost             589      530      (2,528)   (2,610)

Components of net periodic benefit cost:
Service cost                               232      226          20        20
Interest cost                              257      253         139       143
Expected return on plan assets            (313)    (339)         -         -
Amortization of net transition asset       (38)     (38)         -         -
Amortization of prior service cost          (6)      (3)          5         5
Amortization of net gain/(loss)             29       76         (45)      (45)
                                         -----    -----       -----     -----
Net periodic benefit cost               $  161   $  175      $  119    $  123
                                         =====    =====       =====     =====

Assumptions as of December 31:
Discount rates                          7-7.5%   7-7.5%          7%        7%
Expected return on plan assets          7.5-8%   7.5-8%
Assumed rates of compensation increases   0-5%     0-5%

Impact of one-percent increase in health care trend rate:
Increase in accumulated postretirement benefit obligation      $213      $212
Increase in service cost and interest cost                     $  4      $ 19

Impact of one-percent decrease in health care trend rate:
Increase in accumulated postretirement benefit obligation      $171      $170
Increase in service cost and interest cost                     $  3      $ 15

   The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation as of December 31, 1998 was 10% for 1998 decreasing linearly each successive year until it reaches 4.5% in 2001, after which it remains constant.

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

401(k) Plans
------------

   The Company offers its employees the opportunity to voluntarily participate in one of six 401(k) plans administered by the Company or one of its subsidiaries. The Company makes matching and other contributions in accordance with the provisions of the plans and, under certain provisions, at the discretion of the Company. The Company made annual matching and other contributions of $632,000, $623,000 and $474,000 in 1998, 1997 and 1996,
respectively.


Note 9.     STOCKHOLDERS' EQUITY

Share Repurchase
----------------

   On May 19, 1998, Katy's Board of Directors authorized the Company to repurchase an additional 250,000 common shares, bringing the total authorized shares to 1,150,000 since 1995. In connection therewith, Katy repurchased 12,000, 38,000 and 509,800 of its common shares during the years ended December 31, 1998, 1997 and 1996, at a total cost of $217,000, $566,000 and
$6,367,000, respectively. As of December 31, 1998, 238,000 common shares may still be purchased pursuant to the repurchase program.

   During 1997, the Company initiated an "Odd Lot Buyback" program to repurchase common shares held by stockholders owning fewer than 100 shares. During the year ended December 31, 1997, Katy repurchased 4,695 of its common shares at a cost of $87,000.

Stockholder Rights Plan
-----------------------

   In January 1995, the Board of Directors adopted a Stockholder Rights Plan and distributed one right for each outstanding share of the Company's common stock. Each right entitles the stockholder to acquire one share of the Company's common stock at an exercise price of $35, subject to adjustment. The rights are not and will not become exercisable unless certain changes of control events occur. As of December 31, 1998, there are 8,338,314 rights outstanding, of which none are exercisable.

Stock Purchase Plan for Key Employees and Directors
---------------------------------------------------

   In 1994, the Board of Directors approved the Stock Purchase Plan for Key Employees and Directors ("Stock Purchase Plan"). Under the Stock Purchase Plan, shares of the Company's common stock, held in the treasury, were reserved for issuance at a purchase price equal to 65% (50% in certain cases) of the market value of the shares as determined based upon the offering period established by the Compensation Committee of the Board of Directors. During 1996, 24,000 shares were issued at prices ranging from $6.17 to $8.02 per share. As of December 31, 1998, 83,000 common shares have been issued at prices ranging from $6.17 to $8.02 per share. The issuance of these shares, in 1996, for total notes receivable of $141,000, was a noncash financing transaction.

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

Restricted Stock Grant
----------------------

   During 1998 and 1997, the Company issued restricted stock grants in the amount of 37,800 and 44,250 shares, respectively, to certain key employees of the Company. These stock grants vest over a four-year period, of which 25% vested immediately upon distribution. As a result of this transaction, the Company has recognized compensation expense for 1998 and 1997 in the amount of $162,000 and $324,000, respectively.

Director Stock Grant
--------------------

   During 1998 and 1997, the Company granted all non-employed Directors 500 shares of Company common stock. The total grant to the Directors for the years ended December 31, 1998 and 1997 was 4,000 and 4,500 shares, respectively.

Stock Option Plans
------------------

   At the 1998 Annual Meeting, the Company's stockholders approved a Long-Term Incentive Plan (the "Incentive Plan"), authorizing the issuance of up to 875,000 shares of Company Common Stock pursuant to the grant or exercise of stock options, including incentive stock options, nonqualified stock options, stock appreciation rights ("SARs"), restricted stock, performance units or shares and other incentive awards. The Board of Directors administers the Incentive Plan and determines to whom awards may be granted, the type of award as well as the number of shares of Company Common Stock to be covered by each award, and the terms and conditions of such awards. The exercise price of stock options granted under the Incentive Plan cannot be less than 100 percent of the fair market of such stock on the date of grant. Related to the Incentive Plan, the Company granted SARs as follows:

   SARs (204,473) become exercisable at any time after the earliest that (a) up to and including July 22, 2001, the Company's average closing stock price over a 45 calendar day period has equaled or exceeded $39.125 per share; or
(b) up to and including January 22, 2005, the Company's average closing stock price over a 45 calendar day period has equaled or exceeded $53.80 per share. In addition, in the event that goal (a) above is met, only 50% of the SARs thus vested will be immediately exercisable, with, 25% exercisable upon the first anniversary of the performance vesting date, and 25% exercisable upon the second anniversary of the performance vesting date. In addition, SARs (163,579) become exercisable at such time up to and including January 22, 2005, the Company's average closing stock price over a 45 calendar day period has equaled or exceeded $53.80 per share. All SARs which have met the performance goals above, as the case may be, will expire December 9, 2007.

   During 1995, the Company established stock option plans providing for the grant of options to purchase common shares to outside directors, executives and certain key employees. The Compensation Committee of the Board of Directors administers the plans and approves stock option grants. Stock options granted under the plans are exercisable at a price equal to the market value of the stock at the date of grant. The options, in the case of nonemployee directors, are immediately exercisable, and in the case of executives and key employees, become exercisable from one to four years from the date of grant, and generally expire 10 years from the date of grant. The following table summarizes option activity under the plan:

                                                       Weighted
                                                        Average    Weighted
                                                       Remaining   Average
                                                      Contractual  Exercise
                           Options   Exercise Price      Life       Price
                           -------   --------------      ----       -----

Outstanding at
  December 31, 1995        197,000   $ 8.50 - 9.25    9.8 years    $ 8.96

Granted                    304,750   $12.69 - 13.57                $13.21
Canceled                   (12,000)  $ 8.50 - 9.25                 $ 9.00
                           -------
Outstanding at
  December 31, 1996        489,750   $ 8.50 - 13.57   9.5 years    $11.60

Granted                     33,000   $16.13 - 19.56                $17.87
Exercised                  (21,850)  $ 8.50 - 13.19                $11.25
Canceled                   (17,500)  $ 8.50 - 9.25                 $12.69
                           -------
Outstanding at
  December 31, 1997        483,400   $ 8.50 - 19.56   8.5 years    $11.99
                           =======

Granted                     16,000   $        18.13                $18.13
Exercised                  (19,436)  $ 8.50 - 13.19                $11.31
Canceled                    (8,864)  $ 8.50 - 19.56                $12.74
                           -------
Outstanding at
  December 31, 1998        471,100   $ 8.50 - 19.56   7.6 years    $12.21
                           =======

Vested and exercisable
  at December 31, 1998     305,787                                 $11.92
                           =======

   The Company applies Accounting Principles Bulletin Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations in accounting for its stock option plans. Accordingly, no compensation cost has been recognized. SFAS No. 123, "Accounting for Stock-Based Compensation" was issued and, if fully adopted by the Company, would change the method for recognition of cost. Under SFAS No. 123, cost is based upon the fair value of each option at the date of grant using an option-pricing model that takes into account as of the grant date the exercise price and expected life of the option, the current price of the underlying stock and its expected volatility, expected dividends on the stock and the risk-free interest rate for the expected term of the option. Had compensation cost been determined based on the fair value method of SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below. The weighted average fair values of options granted in 1998, 1997 and 1996 were $5.67, $7.02 and $4.80, respectively.

   The fair value of each option grant is estimated on the date of grant using the binomial option-pricing model with the following assumptions used for grants on June 8, 1995, December 29, 1995, May 20, 1996, July 30, 1996,
December 9, 1996, May 19, 1997 and December 9, 1997, May 19, 1998,
respectively: dividend yield of 1.65%, 1.82% and 2.35% for the periods 1998, 1997 and 1996, respectively; expected volatility ranging from 17.8% to 35.5% for all grants, risk free interest rates ranging from of 4.66% to 6.44% for all grants; and expected lives of 5 years for all grants.


                                                1998       1997       1996
                                                ----       ----       ----
                                         (In Thousands, Except Per Share Data)

Net income as reported                       $13,082    $11,602    $13,716
                                              ======     ======     ======
Net income - pro forma                       $12,762    $11,334    $13,628
                                              ======     ======     ======

Earnings per share as reported - Basic         $1.58      $1.40      $1.64
                                                ====       ====       ====
Earnings per share - pro forma - Basic         $1.54      $1.37      $1.63
                                                ====       ====       ====

Earnings per share as reported - Diluted       $1.55      $1.38      $1.64
                                                ====       ====       ====
Earnings per share - pro forma - Diluted       $1.52      $1.35      $1.63
                                                ====       ====       ====

   The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts.


Note 10.     WASTE-TO-ENERGY FACILITY

   SESCO owns a waste-to-energy facility in Savannah, Georgia. SESCO is under contract with the Resource Recovery Development Authority ("Authority") of the City of Savannah (the "City") to receive and dispose of the City's solid waste through 2007. The contract provides for minimum levels of SESCO's disposal fee income to be used to retire the $50,700,000 of industrial revenue bonds issued by an Authority of the City to finance construction of the plant.


   In substance, the City desired a solid waste disposal and resource recovery facility, issued bonds to finance construction of the facility, and contracted SESCO to construct, operate and maintain the facility. In return for its services, it was intended that the Company would receive a reasonable profit and the facility upon the termination of the various agreements. SESCO is obligated to perform under the various agreements. SESCO is therefore merely the operator of the facility and has not recorded the cost of the facility or the obligations related to its construction in its Consolidated Financial Statements.

   Under terms of the contract, SESCO made contributions to the Authority totaling $9,200,000. In consideration for these contributions, the waste-to-energy facility will revert to the Company, subject to collateral agreements under the bond indentures, when the service agreement expires. The Company is not required to make any additional payments to the Authority. SESCO has made capital expenditures to improve the operating facility, and these expenditures have been accounted for as deferred expenses and prior to the impairment loss, were being amortized through 2007. See Note 2 and 4 for further discussion.


Note 11.     INCOME TAXES

   The domestic and foreign components of income (loss) before income taxes, exclusive of equity in income of unconsolidated affiliates, are:

                                                1998       1997       1996
                                                ----       ----       ----
                                                  (Thousands of dollars)
   Domestic
     Continuing                              $19,179    $14,148    $21,469
     Discontinued                                 -       3,159      1,361
                                              ------     ------     ------
     Total domestic                          $19,179    $17,307    $22,830
                                              ======     ======     ======
   Foreign
     Continuing                              $   642    $   417       (503)
     Discontinued                                 -         (49)       152
                                              ------     ------     ------
     Total foreign                           $   642    $   368    $  (351)
                                              ======     ======     ======

   Total worldwide                           $19,821    $17,675    $22,479
                                              ======     ======     ======

   The components of the net provision (benefit) for income taxes are:

                                                1998       1997       1996
                                                ----       ----       ----
  Continuing operations:                          (Thousands of dollars)
    Current:
      Federal                                $ 4,240    $ 2,786    $ 1,385
      State                                      590        340        243
      Foreign                                    285         47         -
                                              ------     ------     ------
        Total                                  5,115      3,173      1,628
                                              ------     ------     ------
    Deferred:
      Federal                                  1,585      1,315      5,729
      State                                      171        269         87
      Foreign                                   (132)       165       (186)
                                              ------     ------     ------
        Total                                  1,624      1,749      5,630
                                              ------     ------     ------
    Total continuing operations              $ 6,739    $ 4,922    $ 7,258
                                              ======     ======     ======

  Discontinued operations:
    Federal                                  $    -     $ 1,065    $   674
    State                                         -         104         52
    Foreign                                       -         (18)      (166)
                                              ------     ------     ------
      Total                                       -       1,151        560
                                              ------     ------     ------
    Net provision for income taxes           $ 6,739    $ 6,073    $ 7,818
                                              ======     ======     ======

   The total income tax provision for continuing operations differed from the amount computed by applying the statutory federal income tax rate to pretax income from continuing operations. The computed amount and the differences for the years ended December 31, 1998, 1997 and 1996 were as follows:

                                                1998       1997       1996
                                                ----       ----       ----
                                                  (Thousands of dollars)


Provision for income taxes
  at statutory rate                          $ 6,937    $ 5,098    $ 7,338
State income taxes, net of
  federal benefit                                476        492        403
Foreign tax rate differential                     10         20         -
Amortization of negative goodwill               (596)      (596)        -
Benefit of net operating loss carryforwards      (66)       (49)       (22)
Other, net                                       (22)       (43)       (80)
                                              ------     ------     ------
  Provision for income taxes from
    continuing consolidated operations         6,739      4,922      7,639
  Undistributed loss of equity investees          -          -        (381)
                                              ------     ------     ------
    Net provision for income taxes           $ 6,739    $ 4,922    $ 7,258
                                              ======     ======     ======

   The tax effects of significant items comprising the Company's net deferred tax liability as of December 31, 1998 and 1997 are as follows:

                                                           1998       1997
                                                           ----       ----
                                                       (Thousands of dollars)
Deferred tax liabilities:
  Difference between book and tax basis of property     $   449    $   149
  Waste-to-energy facility                               18,763     17,581
  Undistributed earnings of equity investees             10,372     10,616
                                                         ------     ------
                                                         29,584     28,346
                                                         ------     ------
Deferred tax assets:
  Allowance for doubtful receivables                      2,156      1,837
  Inventory costs                                         3,470      2,698
  Accrued expenses and other items                       11,708     11,806
  Operating loss carryforwards - domestic                 2,574      3,097
  Operating loss carryforwards - foreign                    555        361
  Tax credit carryforwards                                   -          46
                                                         ------     ------
                                                         20,463     19,845
  Less valuation allowance                                 (450)      (799)
                                                         ------     ------
                                                         20,013     19,046
                                                         ------     ------
    Net deferred income tax liability                   $ 9,571    $ 9,300
                                                         ======     ======

   The valuation allowance primarily relates to domestic net operating loss carryforwards and foreign tax credit carryforwards that may not be realized due to uncertainties as to certain subsidiaries realization of future income and to past losses from foreign operations. The valuation allowance decreased $349,000 during the year ended December 31, 1998, due to partial utilization of available net operating losses, the disposition of CEGF and the utilization of foreign tax credit carryovers. The domestic net operating loss carryforwards primarily relate to SESCO and CEGF and can only be used to offset income from those operations.

   One of the Company's foreign subsidiaries has net operating loss carryforwards of approximately $1,542,000 at December 31, 1998 that expire in the years 2002 through 2005. SESCO has state net operating loss carryforwards of $51,481,000 at December 31, 1998 that expire in the years 2003 through 2013.


Note 12.  LEASE OBLIGATIONS:

   The Company has entered into noncancelable leases for manufacturing and data processing equipment and real property with lease terms of up to ten years. Future minimum lease payments as of December 31, 1998 are as follows:

                                                    (Thousands of dollars)
                   1999                                     $ 5,314
                   2000                                       3,569
                   2001                                       2,860
                   2002                                       1,991
                   2003                                       1,677
                   Later years                                2,587
                                                             ------
                     Total minimum payments                 $17,998
                                                             ======

   Rental expense for 1998, 1997 and 1996 for operating leases was $5,138,000, $3,928,000 and $1,456,000, respectively.


Note 13.     INDUSTRY SEGMENTS AND GEOGRAPHIC INFORMATION:

   The Company is a manufacturer and distributor of a variety of industrial and consumer products, including sanitary maintenance supplies, coated abrasives, stains, electrical and electronic components, and nonpowered hand tools. Principal markets are in the United States and Canada, and include the sanitary maintenance, restaurant supply, retail, electronic, automotive, and computer markets. These activities are grouped into two industry segments:
Electrical/Electronics and Maintenance Products. Katy had one major customer in the Electrical/Electronics segment that accounted for approximately $46,796,000 or 14% of the Company's consolidated sales in 1998. On November 4, 1998, the Company announced that this major customer withdrew its commitment to purchase extension corded products from Woods at or about year-end. Katy is not dependent on any other single customer for a material portion of its overall business. The Company is not reliant upon any one significant vendor or material.

   The table below and the narrative, which follows, summarize the key factors in the year-to-year changes in operating results. The information provided below has been retroactively restated to reflect Katy's realignment of its operating units.


                                                   Years Ended December 31,
                                                 1998        1997        1996
                                                 ----        ----        ----
                                                    (Thousands of dollars)
Electrical/Electronics Group
----------------------------
   Net external sales                        $230,927    $218,237    $ 89,622
   Net internal sales                          32,103         175         180
   Income from operations                      14,839      13,191       7,250
   Operating margin                              6.4%        6.0%        8.1%
   Identifiable assets                        126,362     112,156     108,775
   Depreciation and amortization                1,652         398       1,475
   Capital expenditures                         7,348       5,138       2,503

Maintenance Products Group
--------------------------
   Net external sales                        $111,388    $ 67,786    $ 56,391
   Net internal sales                           6,389       4,306       3,423
   Income from operations                       8,401       6,328       4,794
   Operating margin                              7.5%        9.3%        8.5%
   Identifiable assets                        110,317      46,333      31,065
   Depreciation and amortization                3,779       1,854       1,745
   Capital expenditures                         2,725       1,234       1,235

Operations to be Disposed Of
----------------------------
   Net external sales                        $  6,297    $  9,568    $ 10,011
   Net internal sales                              -           -           -
   Income (loss) from operations               (3,262)        122       1,566
   Operating margin                             (7.3%)       1.3%       15.6%
   Identifiable assets                         17,680      31,599      32,015
   Equity Investments                           7,034       6,500       6,382
   Depreciation and amortization                1,009       1,549       1,384
   Capital expenditures                         5,126       3,034         515

Discontinued Operations
-----------------------
   Net external sales                        $ 23,349    $ 31,537    $ 32,494
   Net internal sales                             146          -           -
   Income from operations                       1,663 [a]   3,046       1,566
   Operating margin                              7.1%        9.7%        4.8%
   Identifiable assets                         16,975      18,486      22,843
   Depreciation and amortization                  631         681         747
   Capital expenditures                           547       1,252         884

Corporate
---------
   Corporate expenses                        $  7,965    $  6,496    $  5,640
   Identifiable assets                         24,535      43,818      44,811
   Depreciation and amortization                   91          86         154
   Capital expenditures                           175          41         182

Company
-------
   Net external sales [a]                    $371,961    $327,128    $188,518
   Net internal sales                          38,638       4,481       3,603
   Income from operations [a]                  13,676      16,191       9,536
   Operating margin [a]                          4.4%        4.9%        5.1%
   Identifiable assets [a]                    295,869     252,392     239,509
   Depreciation and amortization [a]            7,162       4,568       5,505
   Capital expenditures                        15,921      10,699       5,319

[a] Company balances include amounts from both "Discontinued Operations" and "Operations to be Disposed of", whereas the Consolidated Financial Statements classify such amounts as "Discontinued Operations" and "Operations to be Disposed of" for 1998 and 1997 and "Discontinued Operations" for 1996. The "Income from operations" for "Discontinued Operations" was deferred pending final disposition of such operations. See Note 4 to Consolidated Financial Statements for further discussion.

   The following tables reconcile the Company's total revenues, operating income and assets to the Company's Consolidated Statements of Operations and Consolidated Balance Sheets.

                                                1998       1997       1996
                                                ----       ----       ----
                                                  (Thousands of dollars)
Revenues
  Total revenues for reportable segments    $410,599   $331,609   $192,121
  Elimination of inter-company revenues      (38,638)    (4,481)    (3,603)
  Revenues included in Equity in income
    (loss) of operations to be disposed of    (6,297)    (9,568)        -
  Revenues included in Discontinued
     operations                              (23,349)   (31,537)   (32,494)
                                             -------    -------    -------

  Total consolidated revenues               $342,315   $286,023   $156,024
                                             =======    =======    =======

Operating Income
  Total operating income for
    reportable segments                      $13,676    $16,191    $ 9,536
  Operating income included in Equity in
    income (loss) of operations to
    be disposed of                               462       (122)        -
    Loss from impairment of assets             2,800         -          -
  Operating income included in
    Discontinued operations                   (1,663)    (3,046)    (1,566)
                                              ------     ------     ------

   Total consolidated operating income       $15,275    $13,023    $ 7,970
                                              ======     ======     ======

Total Assets
  Total assets for reportable segments      $295,869   $252,392
  Liabilities included in Net current
    and Net noncurrent assets of
    operations to be disposed of                (956)   (11,555)
  Liabilities included in Net current
    and Net noncurrent assets of
    discontinued operations                   (1,738)    (3,677)
                                             -------    -------

    Total consolidated assets               $293,175   $237,160
                                             =======    =======
   Export sales of products, primarily to Canada, Mexico, Europe, and the Far East, were $19,641,000, $15,197,000, and $5,960,000 in 1998, 1997 and
1996, respectively.

   The Company operates businesses in the United States and foreign countries. The operations for 1998, 1997 and 1996 of businesses within major geographic areas are summarized as follows:

                          United     Canada/
                          States     Mexico     Europe     Other  Consolidated
                          ------     ------     ------     -----  ------------
                                        (Thousands of dollars)
1998:

Sales to unaffiliated
  customers             $298,572    $35,876    $ 5,246   $ 2,621      $342,315
                         =======     ======     ======    ======       =======
Operating income        $ 12,539    $ 1,852    $   626   $   258      $ 15,275
                         =======     ======     ======    ======       =======
Identifiable assets [a] $261,309    $31,866    $    -    $    -       $293,175
                         =======     ======     ======    ======       =======

1997:

Sales to unaffiliated
  customers             $266,403    $13,526    $ 3,541   $ 2,553      $286,023
                         =======     ======     ======    ======       =======
Operating income        $ 11,551    $   958    $   299   $   215      $ 13,023
                         =======     ======     ======    ======       =======
Identifiable assets [a] $222,300    $14,860    $    -    $    -       $237,160
                         =======     ======     ======    ======       =======

1996:

Sales to unaffiliated
  customers             $145,184    $ 4,907    $ 3,747   $ 2,186      $156,024
                         =======     ======     ======    ======       =======
Operating income        $  7,004    $   342    $   418   $   206      $  7,970
                         =======     ======     ======    ======       =======
Identifiable assets [a] $220,796    $14,581    $    -    $    -       $235,377
                         =======     ======     ======    ======       =======

   Net sales for each geographic area include sales of products produced in that area and sold to unaffiliated customers, as reported in the Consolidated Statements of Operations.

[a]   Amounts represent total identifiable assets, net of liabilities of
$2,693,000, $15,232,000 and $4,131,000 for 1998, 1997 and 1996, respectively.
The $2,693,000 and $15,232,000 represent the total liabilities of both Discontinued Operations and Other Operations to be Disposed Of, whereas, the $4,131,000 represents the total liabilities of Discontinued Operations.


Note 14.     CONTINGENT LIABILITIES

   In December 1996, Banco del Atlantico, a bank located in Mexico, filed a lawsuit against Woods Industries, Inc. ("Woods"), a subsidiary of the Company, and against certain past and then present officers and directors and former owners of Woods, alleging that the defendants participated in a violation of the Racketeer Influenced and Corrupt Organizations Act involving allegedly fraudulently obtained loans from Mexican banks, including the plaintiff, and "money laundering" of the proceeds of the illegal enterprise. All of the foregoing is alleged to have occurred prior to the Company's purchase of Woods. The plaintiff also alleges that it made loans to an entity controlled by certain officers and directors based upon fraudulent representations. The plaintiff seeks to hold Woods liable for its alleged damage under principles of respondeat superior and successor liability. The plaintiff is claiming damages in excess of $24,000,000 and is requesting treble damages under the statutes. The defendants have filed a motion, which has not been ruled on, to dismiss this action on jurisdictional grounds. Because the litigation is in preliminary stages, it is not possible at this time for the Company to determine an outcome or reasonably estimate the range of potential exposure. The Company may have recourse against the former owner of Woods and others for, among other things, violations of covenants, representations and warranties under the purchase agreement through which the Company acquired Woods, and under state, federal and common law. In addition, the purchase price under the purchase agreement may be subject to adjustment as a result of the claims made by Banco del Atlantico. The extent or limit of any such recourse cannot be predicted at this time.

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

   The Company and certain of its current and former direct and indirect corporate predecessors, subsidiaries and divisions have been identified by the United States Environmental Protection Agency, state environmental agencies and private parties as potentially responsible parties ("PRPs") at a number of hazardous waste disposal sites under the Comprehensive Environmental Response, Compensation and Liability Act ("Superfund") or equivalent state laws and, as such, may be liable for the cost of cleanup and other remedial activities at these sites. Responsibility for cleanup and other remedial activities at a Superfund site is typically shared among PRPs based on an allocation formula. Under the federal Superfund statute, parties could be held jointly and severally liable, thus subjecting them to potential individual liability for the entire cost of cleanup at the site. Based on its estimate of allocation of liability among PRPs, the probability that other PRPs, many of whom are large, solvent, public companies, will fully pay the costs apportioned to them, currently available information concerning the scope of contamination, estimated remediation costs, estimated legal fees and other factors, the Company has recorded and accrued for indicated environmental liabilities in the aggregate amount of approximately $5,000,000 at December 31, 1998. The ultimate cost will depend on a number of factors and the amount currently accrued represents management's best current estimate of the total cost to be incurred. The Company expects this amount to be substantially paid over the next one to four years.

   The most significant environmental matters in which the Company is currently involved are as follows:

   1. In 1993, the United States Environmental Protection Agency ("USEPA") initiated a Unilateral Administrative Order Proceeding under Section 7003 of the Resource Conservation and Recovery Act ("RCRA") against W.J. Smith and Katy. The proceeding requires certain actions at the W.J. Smith site and certain off-site areas, as well as development and implementation of additional cleanup activities to mitigate off-site releases. In December 1995, W.J. Smith, Katy and USEPA agreed to resolve the proceeding through an Administrative Order on Consent under Section 7003 of RCRA. Pursuant to the Order, W.J. Smith is currently implementing a cleanup to mitigate off-site releases.

   2. During 1995, the Company reached agreement with the Oregon Department of Environmental Quality ("ODEQ") as to a cleanup plan for PCB contamination at the Medford, Oregon facility of the former Standard Transformer division of American Gage. The agreement required the Company to pay $1,300,000 of the first $2,000,000 in clearing costs. Those funds were expended in 1998. The present occupant of the site, Balteau Standard, Inc. was responsible for the remaining $700,000 of the first $2,000,000 and the next $450,000 in cleanup costs above the $2,000,000. The parties are now sharing equally in cleanup costs. Katy believes the cleanup plan has been successful and has requested that the ODEQ inspect and approve the remediation work. Katy has received such approval with respect to a portion of the cleanup plan. Further monitoring of groundwater and testing and cleanup of adjacent property may be required before approval can be obtained with respect to the remainder of the plan. Pending such approval, the liability of Katy and its subsidiary cannot be determined at this time.

   3. Pursuant to an agreement executed in connection with the sale of assets of JEI Liquidating, Inc., a Katy subsidiary, Katy has agreed to defend and indemnify the buyer of such assets, Allard Industries, Inc. ("Allard"), in the case captioned United States v. Exxon, et al. in U.S. District Court, D.N.H., consolidated nos. C-92-486; C-93-95-L; C-94-148-Lcas. The case concerns the disposal of hazardous substances at a landfill site in Londonderry, New Hampshire, at which JEI Liquidating, Inc. allegedly disposed of hazardous substances from its Manchester, New Hampshire facility. The case arises under the Superfund law. The parties to the litigation have reached a settlement in principle, the specific terms of which are being negotiated in a Consent Decree. Under the expected Consent Decree, Allard/Katy will pay approximately $300,000 and perform no future work at the site, subject to limited re-openers. In exchange, Allard and Katy will receive a release and contribution protection.
      Honeywell Inc., a former owner and operator of JEI Liquidating, Inc.'s Manchester, New Hampshire facility, has agreed in principle to pay $40,000 of Allard/Katy's settlement under the Consent Decree.
      Pending entry of the Consent Decree and receipt of a release, Katy's liability cannot be determined at this time.

   Although management believes that these actions individually and in the aggregate are not likely to have a material adverse effect on the Company, further costs could be significant and will be recorded as a charge to operations when such costs become probable and reasonably estimable.


Note 15.     UNUSUAL ITEMS:

   During 1998, 1997 and 1996, various charges and credits, as follows, were recorded in the Company's Consolidated Statements of Operations:

1998
----

   During 1998, the Company recorded a pre-tax gain of $6,122,000 from the sale of CEGF. In addition, Katy recorded a pre-tax impairment loss of $2,800,000 reducing SESCO's book value.

1997
----

   During 1997, the Company recorded a pre-tax gain of $585,000 on the sale of property.

1996
----

During 1996, the Company sold its remaining investment in Union Pacific common stock and Union Pacific Resources common stock for total proceeds of $18,681,000 resulting in a pre-tax gain of $10,612,000.


Note 16:     QUARTERLY RESULTS OF OPERATIONS (UNAUDITED):


   Quarterly results of operations have been affected by unusual or infrequently occurring items as discussed in Notes 6 and 15.

1998                                 1st Qtr   2nd Qtr   3rd Qtr   4th Qtr
----                                 -------   -------   -------   -------
                                (Thousands of Dollars, Except Per Share Data)

Net sales                            $68,856   $71,626   $94,814  $107,019
                                      ======    ======    ======   =======

Gross profit                         $19,171   $22,344   $28,182  $ 28,867
                                      ======    ======    ======   =======

Income from continuing operations    $ 1,873   $ 2,785   $ 3,800  $  4,624

Discontinued operations                   -         -         -         -
                                      ------    ------    ------   -------

Net income                           $ 1,873   $ 2,785   $ 3,800  $  4,624
                                      ======    ======    ======   =======

Earnings per share - Basic
  Continuing operations              $   .23   $   .34   $   .46  $    .56
  Discontinued operations                 -         -         -         -
                                      ------    ------    ------   -------
  Net income                         $   .23   $   .34   $   .46  $    .56
                                      ======    ======    ======   =======

Earnings per share - Diluted
  Continuing operations              $   .22   $   .33   $   .45  $    .55
  Discontinued operations                 -         -         -         -
                                      -------   ------    ------   -------
  Net income                         $   .22   $   .33   $   .45  $    .55
                                      =======   ======    ======   =======


1997                                  1st Qtr  2nd Qtr   3rd Qtr   4th Qtr
----                                  -------  -------   -------   -------
                                (Thousands of Dollars, Except Per Share Data)

Net sales                             $65,424  $63,657   $75,132   $81,810
                                       ======   ======    ======    ======

Gross profit                          $19,539  $18,699   $20,405   $20,380
                                       ======   ======    ======    ======

Income from continuing operations     $ 1,987  $ 1,959   $ 2,321   $ 3,376

Discontinued operations                   503      600       289       567
                                       ------   ------    ------    ------

Net income                            $ 2,490  $ 2,559   $ 2,610   $ 3,943
                                       ======   ======    ======    ======

Earnings per share - Basic
  Continuing operations               $   .24  $   .24   $   .28   $   .41
  Discontinued operations                 .06      .07       .04       .07
                                       ------   ------    ------    ------
  Net income                          $   .30  $   .31   $   .32   $   .48
                                       ======   ======    ======    ======
Earnings per share - Diluted
  Continuing operations               $   .24  $   .23   $   .28   $   .40
  Discontinued operations                 .06      .07       .03       .07
                                       ------   ------    ------    ------
  Net income                          $   .30  $   .30   $   .31   $   .47
                                       ======   ======    ======    ======


Note 17:     SUBSEQUENT EVENTS:

   On January 8, 1999, the Company purchased all of the common membership interest (the "Common Interest") in Contico International, L.L.C.,
(the "LLC"), the successor to the janitorial, consumer products and industrial packaging businesses of Contico International, Inc. ("Contico"). Contico had previously contributed substantially all of the assets and certain of the liabilities of the business to the LLC and entered into leases with the LLC for certain real property used in the business and retained by Contico. The
purchase price for the Common Interest was approximately $132,100,000.   The
payment of the purchase price was financed under the Credit Agreement.
Contico has retained a preferred membership interest in the LLC (the "Preferred Interest"), having a stated value of $32,900,000, which yields an 8% annual return on its stated value while outstanding. At certain times beginning on January 8, 2001, or upon the occurrence of certain events, all or a portion of the Preferred Interest is exchangeable for shares of Katy common stock at a rate of $21 per share (for an aggregate of 1,567,000 shares). The LLC, based in St. Louis, Missouri, manufactures and distributes consumer storage, home and automotive products, as well as janitorial and food service equipment and supplies.

   On January 25, 1999, the Company completed the divestiture of Bach
Simpson, Ltd. for approximately $1,200,000. The Company will retain ownership of Bach Simpson, Ltd.'s building and will lease it to the buyer. The net loss from this sale did not exceed the deferred gains realized from the sale of companies reported as "Discontinued Operations." As such, neither will be recognized until the total of the gains and losses from the sales of these companies can be determined with certainty to be a net gain.



Item 9.  CHANGES IN AND DISAGREEMENTS WITH INDEPENDENT AUDITORS ON ACCOUNTING
-----------------------------------------------------------------------------
AND FINANCIAL DISCLOSURE
------------------------

   On March 30, 1998, the Company dismissed Deloitte & Touche LLP as Independent Public Accountants. The decision was approved by the Audit Committee of the Company's Board of Directors.

   Deloitte & Touche LLP's reports on the consolidated financial statements for the Company's fiscal years ended December 31, 1997 and December 31, 1996 did not contain an adverse opinion or a disclaimer of opinion, and were not modified as to uncertainty, audit scope or accounting principles.

   Deloitte & Touche LLP has advised the Company that a disagreement occurred between the Company's management and Deloitte & Touche LLP in connection with the 1997 audit. The disagreement concerned the accounting for an presentation of the results of operations for those subsidiaries and divisions of Katy that are a part of the reorganization plan that was approved by the Company's Board of Directors on December 31, 1997 and announced on January 5, 1998. The disagreement was resolved to the satisfaction of Deloitte & Touche LLP during the December 31, 1997 audit of the consolidated financial statements. The Audit Committee of the Board of Directors discussed the disagreement and the subject matter of the disagreement with Deloitte & Touche LLP. The Company has authorized Deloitte & Touche LLP to respond fully to any inquiries concerning the disagreement and the subject matter of the disagreement by the successor public accountant.

   On May 19, 1998, Arthur Andersen LLP was engaged as the Company's Independent Public Accountants.


                                  Part III
                                  --------

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

   Information regarding the directors of Katy is incorporated herein by reference to the information set forth under the section entitled "Election of Directors" in the 1999 Proxy Statement.

   Information regarding executive officers of the Company is incorporated herein by reference to the information set forth under the section "Information Concerning Directors and Executive Officers" in the 1999 Proxy Statement.

Item 11.  EXECUTIVE COMPENSATION
--------------------------------

   Information regarding compensation of executive officers is incorporated by reference to the materials under the caption "Executive Compensation" in the 1999 Proxy Statement.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

   Information regarding beneficial ownership of stock by certain beneficial owners and by management of Katy is incorporated herein by reference to the information set forth under the section "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" in the 1999 Proxy Statement.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

   Information regarding certain relationships and related transactions with management is incorporated herein by reference to the information set forth under the section "Certain Relationships and Related Transactions" in the 1999 Proxy Statement.


                                   Part IV
                                   -------

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

(b) Reports on Form 8-K

   On October 21, 1998, the Company filed a current report on Form 8-K/A providing information in response to Item 7 to Form 8-K/A with respect to the pro forma financial statements related to the acquisition of Wilen Companies, Incorporated.

   On November 6, 1998, the Company filed a current report on Form 8-K providing information in response to Item 57 to Form 8-K with respect to the loss of business at Woods Industries, Inc.



                                 SIGNATURES

   Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 18, 1999                              KATY INDUSTRIES, INC.
                                                        Registrant


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

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of this 18th day of March, 1999.

Signature                        Title
---------                        -----


/S/ Jacob Saliba                 Chairman of the Board and Director
----------------
Jacob Saliba


/S/ John R. Prann, Jr.           President, Chief Executive Officer and
----------------------           Director (Principal Executive Officer)
John R. Prann, Jr.


/S/ Stephen P. Nicholson         Vice President, Finance and Chief Financial
------------------------         Officer (Principal Financial and
Stephen P. Nicholson             Accounting Officer)


/S/ Glenn W. Turcotte            Executive Vice President, Chief Operating
---------------------            Officer and Director
Glenn W. Turcotte


/S/ Arthur R. Miller             Executive Vice President, Corporate
--------------------             Development, General Counsel and Director
Arthur R. Miller


/S/ William F. Andrews           Director
----------------------
William F. Andrews


/S/ Amelia M. Carroll            Director
---------------------
Amelia M. Carroll


/S/ Daniel B. Carroll            Director
---------------------
Daniel B. Carroll


/S/ Wallace E. Carroll, Jr.      Director
---------------------------
Wallace E. Carroll, Jr.


/S/ Lester I. Miller             Director
--------------------
Lester I. Miller


/S/ William H. Murphy            Director
---------------------
William H. Murphy


/S/ Lutz Raettig                 Director
----------------
Lutz Raettig


/S/ Charles W. Sahlman           Director
----------------------
Charles W. Sahlman



INDEX TO FINANCIAL STATEMENT SCHEDULES
                                                                Page
                                                                ----

   Independent Accountants' Reports                              54
   Independent Auditors' Consent                                 59
   Schedule II - Valuation and Qualifying Accounts               55

   All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the Consolidated Financial Statements of Katy or the Notes thereto.


          INDEPENDENT ACCOUNTANTS' REPORT ON SUPPLEMENTAL SCHEDULE

TO KATY INDUSTRIES, INC.:

We have audited the consolidated financial statements of Katy Industries, Inc. and subsidiaries (the "Company") as of December 31, 1998, and for the period ended December 31, 1998, and have issued our report thereon dated January 26, 1999; such report is included elsewhere in this Form 10-K. Our audits also included the financial statement schedule of Katy Industries, Inc., listed in
Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



ARTHUR ANDERSEN LLP

Denver, Colorado
January 26, 1999


          INDEPENDENT ACCOUNTANTS' REPORT ON SUPPLEMENTAL SCHEDULE

To the Board of Directors and Stockholders of Katy Industries, Inc.

We have audited the consolidated financial statements of Katy Industries, Inc. and subsidiaries (the "Company") as of December 31, 1997, and for each of the two years in the period ended December 31, 1997, and have issued our report thereon dated January 27, 1998; such report is included elsewhere in this Form 10-K. Our audits also included the financial statement schedule of Katy Industries, Inc., listed in Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE LLP

Denver, Colorado
January 27, 1998



                   KATY INDUSTRIES, INC. AND SUBSIDIARIES
               SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                           (Thousands of dollars)

                     Balance at Additions                              Balance
                     Beginning  Charged to   Write-offs     Other      at End
Description           of Year    Expense  to the Reserve Adjustments   of Year
-----------           -------    -------  -------------- -----------   -------

Year ended December 31, 1998:

Reserve for
 doubtful accounts:
 Trade receivables      $857       $382           $(106)      $(170)[a]  $963
 Current notes and
  other accounts
  receivable             410         -               -           48 [b]   198
                                                               (260)[a]

 Long-term notes
 receivable            2,500         -               -          (48)[b] 2,452
                       -----       ----            ----        ----     -----

                      $3,767       $382           $(106)      $(430)   $3,613
                       =====       ====            ====        ====     =====

Year ended December 31, 1997:  [c]

Reserve for
 doubtful accounts:
 Trade receivables    $1,041       $526           $(430)      $(155)[a]  $857
                                                                (94)[d]
                                                                (31)[e]
 Current notes and
 other accounts
 receivable              329         -               -           94 [d]   410
                                                                (13)[a]

 Long-term notes
 receivable            2,500         -               -           -      2,500
                       -----       ----            ----        ----     -----

                      $3,870       $526           $(430)      $(199)   $3,767
                       =====       ====            ====        ====     =====

Year ended December 31, 1996:

Reserve for
 doubtful accounts:
 Trade receivables      $886       $455           $(174)        $42 [f]$1,181
                                                                (28)[a]
 Current notes and
 other accounts
 receivable              966        146            (667)         -        445

 Long-term notes
 receivable            2,500         -               -           -      2,500
                       -----       ----            ----        ----     -----

                      $4,352       $601           $(841)        $14    $4,126
                       =====       ====            ====        ====     =====

[a] Doubtful accounts and credit memos written-off against the reserve.
[b] Amount reclassed from "Long-term notes receivable" to "Current notes and other accounts receivable".
[c] In accordance with the divestiture plan, beginning balances for 1997 reflect the exclusion of the reserves for discontinued operations.
[d] Amount reclassed from the "Trade receivables" to "Current notes and other accounts receivable".
[e] Amount included in "Net current assets of other operations to be disposed of" line item in the current year and in the "Accounts receivable, trade" line item in the prior year.
[f] Adjustment due to acquisition of subsidiary.


                            KATY INDUSTRIES, INC.
                              INDEX OF EXHIBITS
                              DECEMBER 31, 1998

Exhibit
Number    Exhibit Title                                                   Page
------    -------------                                                   ----

 3.1      Certificate of Incorporation (incorporated by reference to        *
          Katy's Form 10-K for year ended December 31, 1987, filed
          March 29, 1988).

 3.2      By-Laws (incorporated by reference to Katy's Form 8-K filed       *
          February 15, 1996).

 4.1      Rights Agreement dated as of January 13, 1995 between Katy        *
          and Harris Trust and Savings Bank as Rights Agent
          (incorporated by reference to Katy's Form 8-K filed
          January 24, 1995).

 4.1a     Amendment dated as of October 31, 1996 to the Rights              *
          Agreement dated as of January 13, 1995 between Katy and Harris Trust and Savings Bank as Rights Agent
          (incorporated by reference to Katy's Form 8-K filed
          November 8, 1996).

 4.1b     Amendment dated as of January 8, 1999 to the Rights              60
          Agreement dated as of January 13, 1995 between Katy and LaSalle National Bank as Rights Agent (incorporated by reference to Katy's Form 8-K filed January 15, 1999).

 10.1     Katy's Industries, Inc. 1994 Key Employee and Director Stock      *
          Purchase Plan (incorporated by reference to Katy's
          Registration Statement on Form S-8 filed September 28, 1994,
          Reg. No. 33-55647).

 10.2     Katy Industries, Inc. Long-Term Incentive Plan (incorporated      *
          by reference to Katy's Registration Statement on Form S-8 filed June 21, 1995, Reg. No. 33-60443).

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

 10.4     Katy Industries, Inc. Supplemental Retirement and Deferral        *
          Plan effective as of June 1, 1995.

 10.5     Katy Industries, Inc. Directors' Deferred Compensation Plan       *
          effective as of June 1, 1995.

 10.6     Katy Industries, Inc. Form of Compensation and Benefits           *
          Assurance Agreement (covering Tier I employees: John R.
          Prann, Jr., Glenn W. Turcotte, Arthur R. Miller and Robert
          M. Baratta).

 10.7    Katy Industries, Inc. Form of Compensation and Benefits            *
         Assurance Agreement (covering Tier II employees: Michael G.
         Gordono, Peter S. More and Stephen P. Nicholson).

  4      Credit Agreement                                                  63

 21      Subsidiaries of registrant                                        58

 23      Independent Auditors' Consent                                     59

 23.1a   Independent Auditors' Consent                                     59

 27      Financial Data Schedule


 * Indicates incorporated by reference.


                                 Exhibit 21
                                 ----------

                         SUBSIDIARIES OF REGISTRANT


   The following list sets forth subsidiaries of Katy Industries, Inc. as of March 18, 1999, with successive indentation indicating parent/subsidiary relationships of such subsidiaries. The percentage (unless 100%) of outstanding equity securities owned by the immediate parent and the state of jurisdiction or incorporation of each such subsidiary is stated in parentheses. Omitted subsidiaries do not, in the aggregate, constitute a "significant subsidiary".

American Gage & Machine Company (Illinois)
Bach-Simpson, Ltd. (Ontario, Canada)
  Glit/Gemtex, Ltd. (Ontario, Canada) (June 1, 1997 and forward)
  Woods Industries (Canada), Inc. (Ontario, Canada)
Bee Gee Holding Company, Inc. (Florida) (43%)
Bush Universal, Inc. (New York)
  Hamilton Precision Metals, Inc. (Delaware)
    Waldom Electronics, Inc. (Delaware)
      Waldom Electronics, Inc. (Illinois)
Contico International, L.L.C. (Delaware)
Glit/Disco, Inc. (Delaware)
Duckback Products, Inc. (Delaware)
Hallmark Holdings, Inc. (Delaware)
  Diehl Machines, Inc.
  GC Thorsen, Inc.
  Glit/Gemtex, Inc.
  Loren Products
Katy Oil Company of Indonesia (Delaware)
  Katy-Teweh Petroleum Company (Delaware)
Katy-Seghers, Inc. (Delaware)
  Savannah Energy Systems Company (Delaware)
Peters Machinery Company (Delaware)
Schon & Cie, AG (Germany) (3%)
  American Shoe Machinery Corporation, Inc. (Delaware)
  Societe de Fabrication Europeenne des Machines, S.A.R.L. (France) Schoen Machinery U.S.A., Inc. (Illinois)
  Schon Engineering KFT (Hungary)
  Schon-Kaev-Eger KFT (Hungary)
W.J. Smith, Wood Preserving Company (Texas)
Wilen Products, Inc. (Delaware)
Woods Industries, Inc. (Delaware)



                                  Exhibit 23
                                  ----------

                        INDEPENDENT AUDITORS' CONSENT

We consent to the incorporation by reference in Registration Statement No. 33-55647, Registration Statement No. 33-60443 and Registration Statement No. 33-60449 of Katy Industries, Inc. on Forms S-8 of our reports dated January 27, 1998, appearing in this Annual Report on Form 10-K of Katy Industries, Inc. for the year ended December 31, 1998.



DELOITTE & TOUCHE LLP

Denver, Colorado
March 17, 1999


                                Exhibit 23.1a
                                -------------

                  CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

As independent public accountants, we hereby consent to the incorporation of our reports included in this Form 10-K, into the Company's previously filed Registration Statement No. 33-55647, Registration Statement No. 33-60443 and Registration Statement No. 33-60449.


ARTHUR ANDERSEN LLP

Denver, Colorado,
March 17, 1999.