Form 10-Q
period 1999-03-31
KATY INDUSTRIES INC
filed 1999-05-13
CIK 54681

United States
                     Securities and Exchange Commission
                           Washington, D.C. 20549

                                  FORM 10-Q

                      Quarterly Report Under Section 13
               or 15(d) of the Securities Exchange Act of 1934


      For Quarter Ended: March 31, 1999          Commission File Number 1-5558


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

                            Yes   X      No_____

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.


                Class                        Outstanding at May 13, 1999
      Common stock, $1 par value                     8,350,558




                            KATY INDUSTRIES, INC.
                                  FORM 10-Q
                               March 31, 1999

                                    INDEX
                                    -----

PART I          FINANCIAL INFORMATION                                     Page
                                                                          ----
                Item 1. Financial Statements:

                        Condensed Consolidated Balance Sheets
                        March 31, 1999 and December 31, 1998               2,3

                        Statements of Condensed Consolidated Income
                        Three Months Ended March 31, 1999 and 1998           4

                        Statements of Condensed Consolidated Cash Flows
                        Three Months Ended March 31, 1999 and 1998           5

                        Notes to Condensed Consolidated Financial Statements 6

                Item 2. Management's Discussion and Analysis of Financial
                        Condition and Results of Operations                 13


PART II         OTHER INFORMATION

                Item 1. Legal Proceedings                                   19

                Item 6. Exhibits and Reports on Form 8-K                    19

                Signatures                                                  19




                        PART I FINANCIAL INFORMATION
                        ----------------------------

                        Item 1.  Financial Statements
                        -----------------------------

                   KATY INDUSTRIES, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                    MARCH 31, 1999 AND DECEMBER 31, 1998
                           (Thousands of Dollars)
                                 (Unaudited)

                                   ASSETS
                                   ------
                                                        March 31, December 31,
                                                          1999       1998
CURRENT ASSETS:                                           ----       ----

   Cash and cash equivalents                            $ 11,219  $ 12,898
   Accounts receivable, net                               86,398    53,449
   Inventories                                           109,652    69,394
   Deferred income taxes                                  13,233    13,268
   Other current assets                                    6,254     6,404
   Net current assets of operations to be disposed of        685     1,203
   Net current assets of discontinued operations           9,245    10,959
                                                         -------   -------

     Total current assets                                236,686   167,575
                                                         -------   -------
OTHER ASSETS:

   Cost in excess of net assets acquired                  66,721    33,576
   Other intangibles                                      23,728    23,621
   Miscellaneous                                           3,630     3,504
   Net noncurrent assets of operations to be disposed of  15,552    15,521
   Net noncurrent assets of discontinued operations        3,930     4,279
                                                         -------   -------

     Total other assets                                  113,561    80,501
                                                         -------   -------
PROPERTIES:
   Land and improvements                                   1,921     1,435
   Buildings and improvements                             15,080    10,677
   Machinery and equipment                               147,625    60,340
                                                         -------   -------

   Accumulated depreciation                              (30,638)  (27,353)
                                                         -------   -------

     Net properties                                      133,988    45,099
                                                         -------   -------

                                                        $484,235  $293,175
                                                         =======   =======


See Notes to Condensed Consolidated Financial Statements.



                   KATY INDUSTRIES, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                    MARCH 31, 1999 AND DECEMBER 31, 1998
                           (Thousands of Dollars)
                                 (Unaudited)

                    LIABILITIES AND STOCKHOLDERS' EQUITY
                    ------------------------------------

                                                        March 31, December 31,
                                                          1999       1998
CURRENT LIABILITIES:                                      ----       ----

    Accounts payable                                    $44,954    $28,017
    Accrued compensation                                 11,327      5,354
    Accrued expenses                                     37,256     31,626
    Accrued interest and taxes                            4,266        910
    Other current liabilities                               694        697
                                                        -------    -------

      Total current liabilities                          98,497     66,604
                                                        -------    -------

LONG TERM DEBT, less current maturities                 162,883     39,908
                                                        -------    -------

OTHER LIABILITIES                                        12,287      9,310
                                                        -------    -------
EXCESS OF ACQUIRED NET
   ASSETS OVER COST, Net                                  4,773      5,198
                                                        -------    -------

DEFERRED INCOME TAXES                                    20,761     22,839
                                                        -------    -------
COMMITMENTS AND CONTINGENCIES (Note 2)

PREFERRED INTEREST OF SUBSIDIARY                         32,900        -
                                                        -------    -------
STOCKHOLDERS' EQUITY:
  Common stock, $1 par value; authorized
    25,000,000 shares; issued 9,822,204 shares            9,822      9,822
  Additional paid-in capital                             51,307     51,243
  Accumulated other comprehensive income                   (803)    (2,309)
  Other adjustments                                      (1,262)    (1,302)
  Retained earnings                                     113,647    112,784
  Treasury stock, at cost, 1,459,196
    and 1,483,890 shares                                (20,577)   (20,922)
                                                        -------    -------

  Total stockholders' equity                            152,134    149,316
                                                        -------    -------

                                                       $484,235   $293,175
                                                        =======    =======


See Notes to Condensed Consolidated Financial Statements.


                            KATY INDUSTRIES, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                (Thousands of Dollars Except Per Share Data)
                                 (Unaudited)

                                                            1999    1998
                                                            ----    ----

Net sales                                               $ 126,429 $ 68,856

Cost of goods sold                                         86,285   49,685
                                                          -------  -------

Gross profit                                               40,144   19,171

Selling, general and administrative                        34,471   16,599
                                                          -------  -------

    Operating income                                        5,673    2,572

Equity in loss of operations to be disposed of               (272)     (80)

Interest and other, net                                    (2,552)     390
                                                          -------  -------

    Income before provision for income taxes                2,849    2,882

Provision for income taxes                                   (997)  (1,009)
                                                          -------  -------
    Income before distributions on preferred
      securities                                            1,852    1,873

Distributions on preferred interest of subsidiary
   (net of tax)                                              (362)      -
                                                          -------  -------

Income from continuing operations                           1,490    1,873

Income from operations of discontinued
   businesses (net of tax)                                     -        -
                                                          -------  -------

      Net income                                         $  1,490 $  1,873
                                                          =======  =======

Earnings per share - Basic
      Income from continuing operations                  $   0.18 $   0.23
      Discontinued Operations                            $    -   $    -
                                                          -------  -------
      Net Income                                         $   0.18 $   0.23
                                                          =======  =======
Earnings per share - Diluted
      Income from continuing operations                  $   0.18 $   0.22
      Discontinued Operations                            $    -   $    -
                                                          -------  -------
      Net Income                                         $   0.18 $   0.22
                                                          =======  =======
Weighted average shares outstanding
      Basic                                                 8,344    8,280
                                                          =======  =======
      Diluted                                               8,470    8,454
                                                          =======  =======

Dividends paid per share - common stock                  $  .0750 $  .0750
                                                          =======  =======

See Notes to Condensed Consolidated Financial Statements.



                            KATY INDUSTRIES, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                           (Thousands of Dollars)
                                 (Unaudited)

                                                            1999     1998
                                                            ----     ----
Cash flows from operating activities:
   Net income                                              $1,490   $1,873
   Depreciation and amortization                            4,524    1,591
   Net changes in assets and liabilities:                   5,473    1,597
                                                          -------  -------
      Net cash flows provided by
        operating activities                               11,487    5,061
                                                          -------  -------
Cash flows from investing activities:
  Payments for purchase of subsidiaries,
    net of cash acquired                                 (133,704)     -
  Capital expenditures                                     (2,878)  (2,183)
  Proceeds from sale of assets                                 36       10
  Collections of notes receivable                             405      128
  Proceeds from sale of subsidiary                            550       -
                                                          -------  -------

Net cash flows used in investing activities              (135,591)  (2,045)
                                                          -------  -------
Cash flows from financing activities:
  Proceeds from borrowings under revolving credit
   facility, net of repayments                            123,000       -
  Principal payments on long-term debt                        (30)    (227)
  Payment of dividends                                       (625)    (621)
  Purchase of treasury shares                                  -        (4)
  Other                                                        46        2
                                                          -------  -------
      Net cash flows provided by
        (used in) financing activities                    122,391     (850)
                                                          -------  -------

Net increase (decrease) in cash and cash equivalents       (1,713)   2,166

Cash and cash equivalents, beginning of period             13,883   24,300
                                                          -------  -------

Cash and cash equivalents, end of period                   12,170   26,466

Cash of discontinued operations and other
  operations to be disposed of                                951    1,310
                                                          -------  -------

Cash and cash equivalents of continuing operations       $ 11,219 $ 25,156
                                                          =======  =======

See Notes to Condensed Consolidated Financial Statements.



                            KATY INDUSTRIES, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               MARCH 31, 1999

(1)  Significant Accounting Policies
------------------------------------

Consolidation Policy
--------------------

     The condensed financial statements include, on a consolidated basis, the accounts of Katy Industries, Inc. and subsidiaries in which it has a greater than 50% interest, collectively "Katy" or the "Company". All significant intercompany accounts, profits and transactions have been eliminated in consolidation. Investments in affiliates that are not majority owned and where the Company does not exercise significant influence are reported using the equity method. The condensed consolidated financial statements at March 31, 1999 and December 31, 1998 and for the three month periods ended March 31, 1999 and March 31, 1998 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of financial condition and results of operations. Interim figures are subject to year-end audit adjustments and may not be indicative of results to be realized for the entire year. The condensed consolidated financial statements should be read in conjunction with the condensed consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

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

Discontinued Operations and Operations to be Disposed Of
--------------------------------------------------------

     The historical operating results have been segregated as "Discontinued operations" on the accompanying Condensed Consolidated Statements of Operations for all periods presented. The related assets and liabilities have been aggregated and separately identified on the Condensed Consolidated Balance Sheets as "Net current assets or Net noncurrent assets of discontinued operations". Discontinued operations have not been segregated on the Condensed Consolidated Statements of Cash Flows, except for cash and cash equivalents. The net income from these operations during the three months ended March 31, 1999 and 1998 has been deferred and will not be recognized until the total of the gains and losses from the sales of these companies can be determined with certainty to be a net gain. The Company does not expect the net result of these dispositions to be material to its financial position or results of operations.

     The historical operating results for "Operations to be disposed of" have been segregated as "Equity in loss of operations to be disposed of" on the accompanying Condensed Consolidated Statements of Operations for all periods presented. The related assets and liabilities have been separately identified on the Condensed Consolidated Balance Sheets as "Net current assets or Net noncurrent assets of operations to be disposed of". Operations to be disposed of have not been segregated on the Condensed Consolidated Statements of Cash Flows.


Inventories
-----------

The components of inventories are as follows:
                                                        March 31, December 31,
                                                          1999       1998
                                                          ----       ----
                                                        (Thousands of dollars)

        Raw materials                                   $ 38,039   $26,155
        Work in process                                    7,816     6,073
        Finished goods                                    63,797    37,166
                                                         -------   -------

                                                        $109,652  $ 69,394
                                                         =======   =======
     At March 31, 1999, approximately 34% of the Company's inventories are accounted for using the last-in, first-out ("LIFO") method of costing. The LIFO cost of inventory approximated its cost determined by the first-in, first-out ("FIFO") method at March 31, 1999. All inventories were accounted for using the FIFO method at December 31, 1998.

Earnings Per Share
------------------

     Basic and diluted earnings per share were arrived at using the calculations outlined below. Potentially dilutive securities, in the form of stock options, have been included in the calculation of weighted average shares outstanding under the treasury stock method. Stock options were the only securities that had a dilutive impact on earnings per share for the quarter ended March 31, 1999.

                                                   Three Months Ended
                                                        March 31,
                                         (In thousands, except per share data)

                                                      1999       1998
        Net Income                                    ----       ----

        Income from continuing operations            $1,490     $1,873
        Income from discontinued operations             -          -
                                                      -----      -----
          Net Income                                 $1,490     $1,873
                                                      =====      =====
Earnings Per Share - Basic
        Weighted Average Shares                       8,344      8,280

        Per share amount
          Continuing operations                       $0.18      $0.23
          Discontinued operations                     $  -       $  -
                                                       -----      ----
                                                      $0.18      $0.23
                                                       ====       ====
Effect of potentially dilutive securities
        Options                                         126        174

Earnings Per Share - Diluted
        Weighted Average Shares                       8,470      8,454

        Per share amount
          Continuing operations                       $0.18      $0.22
          Discontinued operations                     $  -       $  -
                                                       ----       ----
                                                      $0.18      $0.22
                                                       ====       ====


(2)  Commitments and Contingencies
----------------------------------

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


(3)  Acquisitions and Dispositions
----------------------------------

Acquisitions
------------

     On January 8, 1999, the Company purchased all of the common membership interest (the "Common Interest") in Contico International, L.L.C., (the "LLC"), the successor to the janitorial, consumer products and industrial packaging businesses of Contico International, Inc. ("Contico"). Contico had previously contributed substantially all of the assets and certain of the liabilities of the business to the LLC and entered into leases with the LLC for certain real property used in the business and retained by Contico. The
purchase price for the Common Interest was approximately $132,100,000.   The
payment of the purchase price was financed by the Company's unsecured revolving credit agreement agented by Bank of America. Contico has retained a preferred membership interest in the LLC (the "Preferred Interest"), having a stated value of $32,900,000, which yields an 8% annual return on its stated value while outstanding. See Note 7 for further discussion of the Preferred Interest. The LLC, based in St. Louis, Missouri, manufactures and distributes janitorial equipment and supplies, consumer storage, home and automotive products, as well as food service equipment and supplies. The acquisition has been accounted for under the purchase method and, accordingly, the purchase price is preliminary and adjustments may be recorded through January 2000. The accounts of this acquisition have been included in the Company's condensed consolidated financial statements from the acquisition date. The estimated cost in excess of net assets acquired of approximately $33,000,000, subject to additional purchase accounting adjustments, has been recorded as "Cost in excess of net assets acquired" in the Condensed Consolidated Balance Sheets and is being amortized on a straight line basis over twenty years. The following unaudited pro forma information reflects the pro forma results of operations for the Company giving effect to the Contico acquisition as if the Contico acquisition occurred on January 1, 1998. The unaudited pro forma results include the unaudited historical operating results of Contico for the week ended January 8, 1999 and the three months ended March 31, 1998. The Company's historical information presented below excludes a net loss of $177,000 or $0.02 per share (basic) from discontinued operations and operations to be disposed of for the three months ended March 31, 1999. The Company's historical information presented below excludes a net loss of $52,000 or $0.01 per share (diluted) from discontinued operations and operations to be disposed of for the three months ended March 31, 1998. Disclosed results may not be indicative of future results.

                                      March 31, 1999       March 31, 1998
                                      --------------       --------------
                                    (In thousands, except per share data)
                                    Katy        Pro       Katy        Pro
                                  Historical   Forma    Historical   Forma

Net Sales                         $126,429   $130,469   $68,856    $117,333
Operating Income                  $  5,673   $  6,061   $ 2,572    $  6,829
Net Income                        $  1,667   $  1,759   $ 1,925    $  2,777
Earnings per share - Basic        $    .20   $    .21   $   .24    $    .34
Earnings per share - Diluted      $    .20   $    .21   $   .23    $    .32

Dispositions
------------

     On January 25, 1999, the Company completed the divestiture of Bach Simpson, Ltd. for approximately $550,000, net of certain assets and liabilities assumed in the transaction. The Company will retain ownership of Bach Simpson, Ltd.'s building and will lease it to the buyer. Bach Simpson, Ltd. is one of the businesses that comprise the discontinued operations. Accordingly, the loss on disposal has been deferred pending the disposal of all of the discontinued operations (See Note 1).


(4) Industry Segment Information
--------------------------------

     The Company is a manufacturer and distributor of a variety of industrial and consumer products, including sanitary maintenance supplies, coated abrasives, stains, electrical and electronic components, and nonpowered hand tools. Principal markets are in the United States, Canada and the United Kingdom, and include the sanitary maintenance, restaurant supply, retail, electronic, automotive, and computer markets. These activities are grouped into two industry segments: Electrical/Electronics and Maintenance Products.

The table below and the narrative, which follows, summarize the key factors in the year-to-year changes in operating results.

                                            Three Months Ended March 31,
                                            ----------------------------

                                                   1999     1998
                                                   ----     ----
                                               (Thousands of dollars)
Electrical/Electronics

   Net External Sales                           $44,836     $46,882
   Net Internal Sales                             9,455       2,302
   Income From Operations                           716       1,911
   Operating Margin                                1.60%       4.08%
   Depreciation & Amortization                      660         346
   Identifiable Assets                          119,245      98,484
   Capital Expenditures                             738       1,089

Maintenance Products

   Net External Sales                            81,593      21,974
   Net Internal Sales                             1,926       1,199
   Income From Operations                         7,869       2,765
   Operating Margin                                9.64       12.58%
   Depreciation & Amortization                    3,712         633
   Identifiable Assets                          312,169      50,046
   Capital Expenditures                           2,076         410

Discontinued Operations

   Net External Sales                             3,623       6,305
   Net Internal Sales                                -           -
   Income From Operations                           102         655
   Operating Margin                                2.82%      10.39%
   Depreciation & Amortization                      132         153
   Identifiable Assets                           14,722      16,984
   Capital Expenditures                              40         124

Operations to be Disposed Of

   Net External Sales                               823       2,369
   Net Internal Sales                                -           -
   Income From Operations                          (265)        (76)
   Operating Margin                              (32.20%)     (3.21%)
   Depreciation & Amortization                       -          439
   Identifiable Assets                           17,742      40,428
   Equity Investments                             7,065       6,712
   Capital Expenditures                              -        2,827

Corporate

   Corporate Expenses                            (2,912)     (2,104)
   Depreciation & Amortization                       20          20
   Identifiable Assets                           23,409      42,211
   Capital Expenditures                              24          35

Company

   Net External Sales [a]                       130,875      77,530
   Net Internal Sales                            11,381       3,501
   Income From Operations [a]                     5,510       3,151
   Operating Margin [a]                            4.21%       4.06%
   Depreciation & Amortization [a]                4,524       1,591
   Identifiable Assets [a]                      487,287     248,153
   Capital Expenditures                           2,878       4,485

[a] Company balances include amounts from both "Discontinued Operations" and "Operations to be Disposed of", whereas the Condensed Consolidated Financial Statements separately classify such amounts as "Discontinued Operations" and "Operations to be Disposed of".

     The following tables reconcile the Company's total revenues, operating income and assets to the Company's Condensed Consolidated Statements of Operations and Condensed Consolidated Balance Sheets.

                                                 March 31,    March 31,
                                                   1999         1998
                                                   ----         ----
                                                 (Thousands of dollars)
Revenues

   Total Revenues for Reportable Segments        $142,256    $ 81,031
   Elimination of Intersegment Revenues           (11,381)     (3,501)
   Revenues included in Equity in Income
     Of Operations to be Disposed Of                 (823)     (2,369)
   Revenues included in Discontinued
     Operations                                    (3,623)     (6,305)
                                                  -------     -------

   Total Consolidated Revenues                    126,429      68,856
                                                  =======     =======

Operating Income

   Total Operating Income for
     Reportable Segments                            5,510       3,151
   Operating Income included in Equity in
     Income Of Operations to be
     Disposed Of                                      265          76
   Operating Income included in
     Discontinued Operations                         (102)       (655)
                                                  -------     -------

   Total Consolidated Operating Income              5,673       2,572
                                                  =======     =======
Assets

  Total Assets for Reportable Segments            487,287     248,153
  Liabilities included in Net Assets from
    Operations to be Disposed Of                     (762)    (11,555)
  Liabilities included in Net Assets from
    Discontinued Operations                        (2,290)     (3,677)
                                                  -------     -------

  Total Consolidated Assets                      $484,235    $232,921
                                                  =======     =======

(5)  Comprehensive Income
-------------------------

     Net Income                                 $1,490
     Foreign Currency Translation Adjustments    1,506
                                                 -----
     Comprehensive Income                       $2,996
                                                 =====

     The foreign currency translation adjustment relates primarily to the sale of Bach Simpson, Ltd. on January 25, 1999 (See Note 3).

(6) Indebtedness
----------------

Long-term debt includes:                               March 31,  December 31,
                                                          1999         1998
                                                          ----         ----
                                                       (Thousands of dollars)

Revolving loans payable, interest at various LIBOR Base
  Rates (7.31% - 7.65%), due through 2001, unsecured    $162,000    $39,000
Real estate and chattel mortgages, with interest
  at fixed rates (7.14%), due through 2002                   950        980
Less current maturities, included in other current
  liabilities                                                (67)       (72)
                                                         -------    -------
                                                        $162,883   $ 39,908
                                                         =======    =======

Aggregate scheduled maturities of long-term debt are as follows:
                                                        (Thousands of dollars)
        1999                                               $      67
        2000                                                      71
        2001                                                 162,071
        2002                                                      71
        2003 and beyond                                          670
                                                             -------
        Total                                              $ 162,950
                                                             =======

(7) Preferred Interest of Subsidiary
------------------------------------

     Upon the Company's purchase of the Common Interest of the LLC during the first quarter of 1999, the former owners of Contico retained a Preferred Interest in the LLC, represented by 329 preferred units, each with a stated value of $100,000, for an aggregate stated value of $32,900,000. The
Preferred Interest yields an 8% cumulative annual return on its stated value while outstanding. The holders of the Preferred Interest have a put option which allows, at certain times beginning on January 8, 2001, or upon the occurrence of certain events, each preferred unit to be exchangeable for 4,762 shares of Katy common stock. Upon the exercise of the put, Katy has the option to settle in cash, in lieu of delivering Katy common stock, in an amount equal to the then market value of Katy common stock multiplied by the number of shares implied by the exchange.

(8) Supplemental Cash Flow Information
--------------------------------------

     A portion of the net assets included in the condensed consolidated financial statements as a result of the Contico acquisition was financed through a preferred membership interest in the LLC held by Contico's former owners. This interest has a stated value of $32,900,000. See Notes 3 and 7.

     During the first quarter ended March 31, 1998, the Company incurred additional debt of $2,302,000 relating to capital equipment.

(9) Subsequent Events
---------------------

     On May 7, 1999, the Company completed the divestiture of Diehl Machines, Inc. for approximately $4,000,000. Diehl Machines, Inc. is one of the businesses that comprise the discontinued operations. Accordingly, the loss on disposal will be deferred as a component of net income from discontinued operations pending the disposal of all of the discontinued operations (See
Note 1).



              Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              ------------------------------------------------
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ---------------------------------------------

RESULTS OF OPERATIONS

Three Months Ended March 31, 1999
---------------------------------

     Following are summaries of sales and operating income for the three months ended March 31, 1999 and 1998 by industry segment:

Net Sales                                                 Increase  (Decrease)
---------                                                 --------------------

                                            1999     1998     Amount   Percent
                                            ----     ----     ------   -------

Electrical/Electronic                     $44,836  $46,882   $(2,046)   (4.4)%

Maintenance Products                       81,593   21,974    59,619   271.3

Operations to be Disposed Of                  823    2,369    (1,546)  (65.3)

Discontinued Operations                     3,623    6,305    (2,682)  (42.5)




Operating Income                                          Increase  (Decrease)
---------                                                 --------------------

                                            1999     1998     Amount   Percent
                                            ----     ----     ------   -------

Electrical/Electronic                     $   716   $1,911   $(1,195)  (62.5)%

Maintenance Products                        7,869    2,765     5,104   184.6

Operations to be Disposed Of                 (265)     (76)     (189) (248.7)

Discontinued Operations                       102      655      (553)  (84.4)



     The Electrical/Electronics Group's sales decreased $2,046,000 or 4.4% primarily due to decreased volumes in the consumer electric corded products and electrical and electronic parts and accessories businesses, offset by increased volumes associated with the Company's Woods Canada acquisition in May of 1998. Excluding this acquisition, the Electrical/Electronics Group's sales decreased $8,318,000. These lower volumes were primarily a result of the loss of consumer electric corded products business announced on November 4, 1998.

     The Group's operating income decreased $1,195,000 or 62.5% mainly a result of decreased volumes and higher selling, general and administrative costs as a percentage of sales in the above mentioned areas, offset slightly by the increased operating income associated with the Woods Canada acquisition in May of 1998. Excluding the acquisition, operating income decreased $1,305,000. Higher selling, general and administrative costs as a percentage of sales was primarily a result of increased sales efforts to reduce the impact of the loss of business mentioned above. Unfavorable product mix and competitive market pressures in the electrical and electronic components business further contributed to the decrease.

     The sales from the Maintenance Products Group increased $59,619,000 or 271.3% primarily as a result of the Contico acquisition in January of 1999, the Disco acquisition in May of 1998 and the Wilen acquisition in August of 1998. Excluding these acquisitions, the Group's sales increased $1,926,000, primarily due to increased volumes in the Group's stain business and coated abrasives businesses.

     The Group's operating income increased $5,104,000 or 184.6%. Excluding the acquisitions mentioned above, operating income increased $644,000. The increase was primarily a result of the increased volumes, complemented with increased margins in the stain business. The increased margins were a result of the introduction of new products and favorable product mix.

     Sales from Operations to be Disposed Of decreased $1,546,000 or 65.3%, mainly as a result of decreased volumes associated with the disposal of the refrigeration and cold storage facilities business in June of 1998. Excluding the disposition, sales remained relatively stable compared to the prior year.

     The Group's operating income decreased $189,000 or 248.7% primarily as a result of the disposition mentioned above. Excluding the disposition, operating income increased slightly from the prior year due to lower depreciation costs resulting from the impairment recorded at the waste-to-energy facility during the fourth quarter of 1998.

     Sales from Discontinued Operations decreased $2,682,000 or 42.5%. Excluding Bach Simpson, Ltd., which was sold in January of 1999, sales decreased $1,654,000 primarily due to lower volumes in the cookie sandwich machinery business.

     The Group's operating income decreased $553,000 or 84.4% primarily as a result of the above-mentioned issues.

Selling, general and administrative expenses for the Company's continuing segments increased as a percentage of sales to 27.3% in 1999 from 24.1% for the same period in 1998. The increase was primarily a result of the increased amortization of goodwill and other intangibles associated with the acquisitions during 1998 and the first part of 1999.

     Interest and other, net decreased substantially for the first quarter of 1999 compared to the first quarter of 1998. The decrease is primarily due to increased interest expense associated with bank borrowings to fund the Company's acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

     Combined cash and cash equivalents decreased 13% to $11,219,000 on March 31, 1999 compared to $12,898,000 on December 31, 1998 primarily due to principal payments on long-term debt offset in large part by increased cash flow from operations due to better management of the Company's working capital. Current ratios were 2.40 to 1.00 at March 31, 1999 compared to 2.52 to 1.00 at December 31, 1998. Working capital increased to $138,189,000 at March 31, 1999 from $100,971,000 on December 31, 1998 primarily as a result of the Contico acquisition in January of 1999, offset partially by better management of working capital.

     Katy expects to commit an estimated $20,000,000 for capital projects in the continuing businesses during the remainder of 1999. Funding for these expenditures and for working capital needs is expected to be accomplished through the use of available cash and internally generated funds. The Company also continues to search for appropriate acquisition candidates, and may obtain all or a portion of the financing for future acquisitions through the incurrence of additional debt using the Company's unsecured $215 million credit line. As of March 31, 1999, $45 million was available under the credit agreement.

     At March 31, 1999, Katy had short and long-term indebtedness for money borrowed of $162,950,000. Total debt was 46.8% of total capitalization at March 31, 1999.

NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement requires that all derivatives be recognized as either assets or liabilities in the statement of financial position and requires that those assets and liabilities be measured at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and its resulting designation. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. While the Company is still evaluating the potential effect of this statement, its adoption is not expected to have a significant impact on the Company's financial position or results of operations.

ENVIRONMENAL AND OTHER CONTINGENCIES

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

YEAR 2000

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

     Based on assessment activities conducted by the Company beginning in 1997 regarding the year 2000 problem, Katy determined that the Company required modification or replacement of a moderate number of computer programs and microchips. The changes required are necessary for a wide variety of assets which include, but are not limited to, computer hardware and software, production machinery and phone systems. The Company believes that it has identified the major sources of potential internal year 2000 issues and implemented a company wide year 2000 remediation program (the "Y2K Program") during 1998 which includes the performance of due diligence procedures for all acquisitions made by the Company. The Company has significantly completed the Y2K Program as of March 31, 1999 and expects to fully complete the Y2K Program by July 31, 1999, however, testing of new systems will continue throughout the year. The Company believes that completion of the Y2K Program will substantially mitigate all known significant potential internal year 2000 problems by July 31, 1999. The Company will continue to investigate additional year 2000 risks as they come to the attention of the Company.

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

     The Company has expensed approximately $833,000 of costs incurred to date related to the Y2K Program. Approximately $8,000 was been expensed in the first quarter of 1999. The total remaining costs of remediation are estimated to be $510,000. The costs of the Y2K Program to date and estimated future costs, as well as Y2K Program completion dates are based on management's best estimates. However, there can be no assurance that these estimates will be achieved and actual results could differ materially from those anticipated.

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

OTHER FACTORS

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

                         PART II - OTHER INFORMATION
                         ---------------------------

Item 1. LEGAL PROCEEDINGS
-------------------------

     During the quarter for which this report is filed, there have been no material developments in previously reported legal proceedings, and no other cases or legal proceedings, other than ordinary routine litigation incidental to the Company's business and other nonmaterial proceedings, have been brought against the Company.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K
----------------------------------------

(a)  Reports on Form 8-K

     On January 15, 1999, the Company filed a current report on Form 8-K providing information in response to Item 2 to Form 8-K with respect to the acquisition of Contico International, LLC.

     On March 22, 1999, the Company filed a current report on Form 8-K/A providing information in response to Item 7 to Form 8-K/A with respect to the pro forma financial statements related to the acquisition of Contico International, LLC.

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


                                                   KATY INDUSTRIES, INC.
                                                   ---------------------
                                                        Registrant


DATE: May 13, 1999                              By /s/ Stephen P. Nicholson
                                                   ------------------------
                                                   Stephen P. Nicholson
                                                   Vice President, Finance &
                                                   Chief Financial Officer