Form 10-Q
period 1999-06-30
KATY INDUSTRIES INC
filed 1999-08-13
CIK 54681

United States
                     Securities and Exchange Commission
                           Washington, D.C. 20549

                                  FORM 10-Q

                      Quarterly Report Under Section 13
               or 15(d) of the Securities Exchange Act of 1934


   For Quarter Ended: June 30, 1999          Commission File Number 1-5558


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


                            Yes   X      No
                               ------      ------


   Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.


            Class                        Outstanding at August 13, 1999
  Common stock, $1 par value                        8,369,458



                            KATY INDUSTRIES, INC.
                                  FORM 10-Q
                                June 30, 1999


                                    INDEX
                                    -----
                                                                         Page
PART I   FINANCIAL INFORMATION

         Item 1.  Financial Statements:

                  Condensed Consolidated Balance Sheets
                  June 30, 1999 and December 31, 1998                    2,3

                  Statements of Condensed Consolidated Income
                  Three Months and Six months Ended June 30, 1999
                  and 1998                                                 4

                  Statements of Condensed Consolidated Cash Flows
                  Six months Ended June 30, 1999 and 1998                  5

                  Notes to Condensed Consolidated Financial Statements     6

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                     14


PART II  OTHER INFORMATION

         Item 1.  Legal Proceedings                                       21

         Item 4.  Submission of Matters to a Vote of Security Holders     21

         Item 6.  Exhibits and Reports on Form 8-K                        21

         Signatures                                                       22




                       PART I   FINANCIAL INFORMATION
                       ------------------------------

                       Item 1.  Financial Statements
                       -----------------------------


                   KATY INDUSTRIES, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                     JUNE 30, 1999 AND DECEMBER 31, 1998
                           (Thousands of Dollars)
                                 (Unaudited)

                                   ASSETS
                                   ------

                                                     June 30,     December 31,
                                                       1999           1998
                                                       ----           ----
CURRENT ASSETS:

   Cash and cash equivalents                        $ 10,973       $ 12,898
   Accounts receivable, net                           84,027         53,449
   Inventories                                       121,091         69,394
   Deferred income taxes                              13,233         13,268
   Other current assets                                7,600          6,404
   Net current assets of operations to be
     disposed of                                         504          1,203
   Net current assets of discontinued operations       4,759         10,959
                                                     -------        -------

     Total current assets                            242,187        167,575
                                                     -------        -------

OTHER ASSETS:

   Cost in excess of net assets acquired              63,478         33,576
   Other intangibles                                  24,037         23,621
   Miscellaneous                                       3,577          3,504
   Net noncurrent assets of operations to be
     disposed of                                      15,138         15,521
   Net noncurrent assets of discontinued operations    2,729          4,279
                                                     -------        -------

     Total other assets                              108,959         80,501
                                                     -------        -------

PROPERTIES:
   Land and improvements                               2,512          1,435
   Buildings and improvements                         25,160         10,677
   Machinery and equipment                           142,314         60,340
                                                     -------        -------
   Accumulated depreciation                          (34,602)       (27,353)
                                                     -------        -------

     Net properties                                  135,384         45,099
                                                     -------        -------

                                                    $486,530       $293,175
                                                     =======        =======

See Notes to Condensed Consolidated Financial Statements.



                   KATY INDUSTRIES, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                     JUNE 30, 1999 AND DECEMBER 31, 1998
                           (Thousands of Dollars)
                                 (Unaudited)


                    LIABILITIES AND STOCKHOLDERS' EQUITY
                    ------------------------------------

                                                     June 30,     December 31,
                                                       1999           1998
                                                       ----           ----
CURRENT LIABILITIES:

   Accounts payable                                 $ 46,881       $ 28,017
   Accrued compensation                                9,450          5,354
   Accrued expenses                                   39,988         31,626
   Accrued interest and taxes                          3,789            910
   Other current liabilities                             695            697
                                                     -------        -------

     Total current liabilities                       100,803         66,604
                                                     -------        -------

LONG TERM DEBT, less current maturities              166,933         39,908
                                                     -------        -------

OTHER LIABILITIES                                      7,335          9,310
                                                     -------        -------

EXCESS OF ACQUIRED NET ASSETS OVER COST, Net           4,347          5,198
                                                     -------        -------

DEFERRED INCOME TAXES                                 22,157         22,839
                                                     -------        -------

COMMITMENTS AND CONTINGENCIES (Note 2)

PREFERRED INTEREST OF SUBSIDIARY                      32,900             -
                                                     -------        -------

STOCKHOLDERS' EQUITY:
   Common stock, $1 par value; authorized
     25,000,000 shares; issued 9,822,204 shares        9,822          9,822
   Additional paid-in capital                         51,284         51,243
   Accumulated other comprehensive income               (632)        (2,309)
   Other adjustments                                  (1,128)        (1,302)
   Retained earnings                                 113,218        112,784
   Treasury stock, at cost, 1,452,746
     and 1,483,890 shares                            (20,509)       (20,922)
                                                     -------        -------

     Total stockholders' equity                      152,055        149,316
                                                     -------        -------

                                                    $486,530       $293,175
                                                     =======        =======

See Notes to Condensed Consolidated Financial Statements.




                            KATY INDUSTRIES, INC.
                 STATEMENTS OF CONDENSED CONSOLIDATED INCOME
          THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                (Thousands of Dollars Except Per Share Data)
                                 (Unaudited)

                                          Three Months           Six Months
                                         Ended June 30,        Ended June 30,
                                         --------------        --------------
                                         1999      1998        1999      1998
                                         ----      ----        ----      ----

Net sales                            $129,394  $ 71,626    $255,823  $140,482

Cost of goods sold                     88,094    49,282     174,379    98,967
                                      -------   -------     -------   -------

Gross profit                           41,300    22,344      81,444    41,515

Selling, general and administrative    35,945    19,012      70,416    35,611

Restructuring charge                      600        -          600        -
                                      -------   -------     -------   -------

  Operating income                      4,755     3,332      10,428     5,904

Equity in income (loss) of operations
  to be disposed of                      (618)      128        (890)       48

Interest and other, net                (3,174)      824      (5,726)    1,214
                                      -------   -------     -------   -------

  Income before provision for
    income taxes                          963     4,284       3,812     7,166

Provision for income taxes               (337)   (1,499)     (1,334)   (2,508)
                                      -------   -------     -------   -------

  Income before distributions on
    Preferred securities                  626     2,785       2,478     4,658

Distributions on preferred interest of
  subsidiary (net of tax)                (428)       -         (790)       -
                                      -------   -------     -------   -------

  Income from continuing operations       198     2,785       1,688     4,658

Income from operations of discontinued
  businesses (net of tax)                  -         -           -         -
                                      -------   -------     -------   -------

  Net income                         $    198  $  2,785    $  1,688  $  4,658
                                      =======   =======     =======   =======
Earnings per share - Basic
  Income from continuing operations   $  0.02   $  0.34     $  0.20   $  0.56
  Discontinued Operations             $    -    $    -      $    -    $    -
                                       ------    ------      ------    ------
  Net Income                          $  0.02   $  0.34     $  0.20   $  0.56
                                       ======    ======      ======    ======

Earnings per share - Diluted
  Income from continuing operations   $  0.02   $  0.33     $  0.20   $  0.55
  Discontinued Operations             $    -    $    -      $    -    $    -
                                       ------    ------      ------    ------
  Net Income                          $  0.02   $  0.33     $  0.20   $  0.55
                                       ======    ======      ======    ======

Average shares outstanding
  Basic                                 8,352     8,292       8,348     8,288
                                       ======    ======      ======    ======
  Diluted                               8,420     8,460       8,419     8,459
                                       ======    ======      ======    ======
  Dividends paid
    per share - common stock          $ .0750   $ .0750     $ .1500   $ .1500
                                       ======    ======      ======    ======

See Notes to Condensed Consolidated Financial Statements.



                            KATY INDUSTRIES, INC.
               STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS
                   SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                           (Thousands of Dollars)
                                 (Unaudited)

                                                              1999       1998
                                                              ----       ----
Cash flows from operating activities:
  Net income                                              $  1,688   $  4,658
  Depreciation and amortization                              9,583      3,123
  Net changes in assets and liabilities:                       (47)    (1,037)
                                                           -------    -------

    Net cash flows provided by operating activities         11,224      6,744
                                                           -------    -------

Cash flows from investing activities:
  Payments for purchase of subsidiaries,
    net of cash acquired                                  (135,622)   (16,466)
  Capital expenditures                                      (7,987)    (5,379)
  Proceeds from sale of assets                                 175         10
  Collections of notes receivable                              610        454
  Proceeds from sale of subsidiaries                         4,266     12,243
                                                           -------    -------

Net cash flows used in investing activities               (138,558)    (9,138)
                                                           -------    -------

Cash flows from financing activities:
  Proceeds from borrowings under revolving credit
    facility, net of repayments                            127,020       (227)
  Payment of dividends                                      (1,252)    (1,242)
  Purchase of treasury shares                                 (224)        (4)
  Other                                                         -          15
                                                           -------    -------

Net cash flows provided by
  (used in) financing activities                           125,544     (1,458)
                                                           -------    -------

Net decrease in cash and cash equivalents                   (1,790)    (3,852)

Cash and cash equivalents, beginning of period              13,883     24,300
                                                           -------    -------

Cash and cash equivalents, end of period                    12,093     20,448

Cash of discontinued operations and other
  operations to be disposed of                               1,120        758
                                                           -------    -------

Cash and cash equivalents of continuing operations        $ 10,973   $ 19,690
                                                           =======    =======


See Notes to Condensed Consolidated Financial Statements.



                            KATY INDUSTRIES, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                JUNE 30, 1999

(1) Significant Accounting Policies
    -------------------------------

Consolidation Policy
--------------------

   The condensed financial statements include, on a consolidated basis, the accounts of Katy Industries, Inc. and subsidiaries in which it has a greater than 50% interest, collectively "Katy" or the "Company". All significant intercompany accounts, profits and transactions have been eliminated in consolidation. Investments in affiliates that are not majority owned and where the Company does not exercise control are reported using the equity method.
 The Condensed Consolidated Financial Statements at June 30, 1999 and December 31, 1998 and for the three and six month periods ended June 30, 1999 and June 30, 1998 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of financial condition and results of operations. Interim figures are subject to year-end audit adjustments and may not be indicative of results to be realized for the entire year. The Condensed Consolidated Financial Statements and notes thereto should be read in conjunction with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

Use of Estimates
----------------

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

Discontinued Operations and Operations to be Disposed Of
--------------------------------------------------------

   The historical operating results for "Discontinued operations" have been segregated as "Discontinued operations" on the accompanying Statements of Condensed Consolidated Income for all periods presented. The related assets and liabilities have been aggregated and separately identified on the Condensed Consolidated Balance Sheets as "Net current assets or Net noncurrent assets of discontinued operations". Discontinued operations have not been segregated on the Statements of Condensed Consolidated Cash Flows, except for cash and cash equivalents. The net income from these operations during the six months ended June 30, 1999 and 1998 has been deferred and will not be recognized until the total of the gains and losses from the sales of these companies can be determined with certainty to be a net gain. The Company does not expect the net result of these dispositions to be material to its financial position or results of operations.

   The historical operating results for "Operations to be disposed of" have been segregated as "Equity in income (loss) of operations to be disposed of" on the accompanying Statements of Condensed Consolidated Income for all periods presented. The related assets and liabilities have been separately identified on the Condensed Consolidated Balance Sheets as "Net current assets or Net noncurrent assets of operations to be disposed of". Operations to be disposed of have not been segregated on the Statements of Condensed Consolidated Cash Flows.



Inventories
-----------
   The components of inventories are as follows:
                                                  June 30,       December 31,
                                                    1999             1998
                                                    ----             ----
                                                    (Thousands of dollars)

     Raw materials                               $ 40,827         $ 26,155
     Work in process                                8,876            6,073
     Finished goods                                71,388           37,166
                                                  -------          -------

                                                 $121,091         $ 69,394
                                                  =======          =======

   At June 30, 1999, approximately 34% of the Company's inventories are accounted for using the last-in, first-out ("LIFO") method. The remaining inventories are accounted for using the first-in, first-out ("FIFO") method. The LIFO cost of inventory approximated its cost determined by the FIFO method at June 30, 1999. All inventories were accounted for using the FIFO method at December 31, 1998.


Earnings Per Share
------------------

   Basic and diluted earnings per share were arrived at using the calculations outlined below. Potentially dilutive securities, in the form of stock options, have been included in the calculation of weighted average shares outstanding under the treasury stock method. Stock options were the only securities that had a dilutive impact on earnings per share for the quarter ended June 30, 1999.

                                             Three Months         Six Months
                                            Ended June 30,      Ended June 30,
                                            --------------      --------------
                                             1999     1998       1999     1998
Net Income                                   ----     ----       ----     ----
                                         (In thousands, except per share data)

  Income from continuing operations        $  198   $2,785     $1,688   $4,658
  Income from discontinued operations      $   -    $   -      $   -    $   -
                                            -----    -----      -----    -----
  Total Income                             $  198   $2,785     $1,688   $4,658
                                            =====    =====      =====    =====

Earnings Per Share - Basic
  Weighted Average Shares                   8,352    8,292      8,348    8,288

  Per share amount
    Continuing operations                   $0.02    $0.34      $0.20    $0.56
    Discontinued operations                 $  -     $  -       $  -     $  -
                                             ----     ----       ----     ----
                                            $0.02    $0.34      $0.20    $0.56
                                             ====     ====       ====     ====

Effect of potentially dilutive securities
  Options                                      68      168         71      171

Earnings Per Share - Diluted
  Weighted Average Shares                   8,420    8,460      8,419    8,459

  Per share amount
    Continuing operations                   $0.02    $0.33      $0.20    $0.55
    Discontinued operations                 $  -     $  -       $  -     $  -
                                             ----     ----       ----     ----
                                            $0.02    $0.33      $0.20    $0.55
                                             ====     ====       ====     ====

(2) Commitments and Contingencies
    -----------------------------
   In December 1996, Banco del Atlantico, a bank located in Mexico, filed a lawsuit against Woods Industries, Inc. ("Woods"), a subsidiary of the Company, and against certain past and then present officers and directors and former owners of Woods, alleging that the defendants participated in a violation of the Racketeer Influenced and Corrupt Organizations Act involving allegedly fraudulently obtained loans from Mexican banks, including the plaintiff, and "money laundering" of the proceeds of the illegal enterprise. All of the foregoing is alleged to have occurred prior to the Company's purchase of Woods. The plaintiff also alleges that it made loans to an entity controlled by certain officers and directors based upon fraudulent representations. The plaintiff seeks to hold Woods liable for its alleged damage under principles of respondeat superior and successor liability. The plaintiff is claiming damages in excess of $24,000,000 and is requesting treble damages under the statutes. The defendants have filed a motion, which has not been ruled on, to dismiss this action on jurisdictional grounds. Because the litigation is in preliminary stages, it is not possible at this time for the Company to determine an outcome or reasonably estimate the range of potential exposure. The Company may have recourse against the former owner of Woods and others for, among other things, violations of covenants, representations and warranties under the purchase agreement through which the Company acquired Woods, and under state, federal and common law. In addition, the purchase price under the purchase agreement may be subject to adjustment as a result of the claims made by Banco del Atlantico. The extent or limit of any such recourse cannot be predicted at this time.


(3) Acquisitions and Dispositions
    -----------------------------

Acquisitions
------------

   On January 8, 1999, the Company purchased all of the common membership interest (the "Common Interest") in Contico International, L.L.C., (the "LLC"), the successor to the janitorial, consumer products and industrial packaging businesses of Contico International, Inc. ("Contico"). Contico had previously contributed substantially all of the assets and certain of the liabilities of the business to the LLC and entered into leases with the LLC for certain real property used in the business and retained by Contico. The
purchase price for the Common Interest was approximately $132,100,000.   The
payment of the purchase price was financed by the Company's unsecured revolving credit agreement agented by Bank of America. Contico has retained a preferred membership interest in the LLC (the "Preferred Interest"), having a stated value of $32,900,000, which yields an 8% annual return on its stated value while outstanding (see Note 7). The LLC, based in St. Louis, Missouri, manufactures and distributes janitorial equipment and supplies, consumer storage, home and automotive products, as well as food service equipment and supplies. The acquisition has been accounted for under the purchase method and, accordingly, the purchase price is preliminary and adjustments may be recorded through January 2000. The accounts of this acquisition have been included in the Company's Condensed Consolidated Financial Statements from the acquisition date. The estimated cost in excess of net assets acquired of approximately $30,000,000, subject to additional purchase accounting adjustments, has been recorded as "Cost in excess of net assets acquired" in the Condensed Consolidated Balance Sheets and is being amortized on a straight line basis over twenty years. The following unaudited pro forma information reflects the pro forma results of operations for the Company giving effect to the Contico acquisition as if the Contico acquisition occurred on January 1, 1998. The unaudited pro forma results include the unaudited historical operating results of Contico for the week ended January 8, 1999 and the six months ended June 30, 1998. The Company's historical information presented below excludes a net loss of $578,000 or $0.07 per share (diluted) from discontinued operations and operations to be disposed of and an after tax restructuring charge of $390,000 or $.05 per share (diluted) for the six months ended June 30, 1999. The Company's historical information presented below excludes net income of $31,000 from discontinued operations and operations to be disposed of for the six months ended June 30, 1998. Disclosed results may not be indicative of future results.


                                      June 30, 1999          June 30, 1998
                                      -------------          -------------
                                     (In thousands, except per share data)
                                      Katy       Pro         Katy       Pro
                                   Historical   Forma     Historical   Forma

Net Sales                          $255,823   $259,863    $140,482   $236,843
Operating Income                   $ 11,028   $ 11,416    $  5,904   $ 14,753
Net Income                         $  2,656   $  2,748    $  4,627   $  6,347
Earnings per share - Basic         $    .32   $    .33    $    .56   $    .77
Earnings per share - Diluted       $    .32   $    .33    $    .55   $    .75


Dispositions
------------

   On January 25, 1999, the Company completed the divestiture of Bach Simpson, Ltd. for approximately $550,000. The Company has retained ownership of Bach Simpson, Ltd.'s building and has leased it to the buyer. Bach Simpson, Ltd. is one of the businesses that comprise the discontinued operations. Accordingly, the loss on disposal has been deferred pending the disposal of all of the discontinued operations (see Note 1).

   On May 7, 1999, the Company completed the divestiture of Diehl Machines, Inc. for approximately $3,700,000. Diehl Machines, Inc. is one of the businesses that comprise the discontinued operations. Accordingly, the loss on disposal will be deferred as a component of net income from discontinued operations pending the disposal of all of the discontinued operations (see
Note 1).


(4) Industry Segment Information
    ----------------------------

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

   The table below and the narrative, which follows, summarize the key factors in the year-to-year changes in operating results.


                                         Three Months Ended   Six Months Ended
                                              June 30,            June 30,
                                            1999     1998       1999     1998
                                            ----     ----       ----     ----
                                                  (Thousands of Dollars)
Electrical/Electronics
   Net External Sales                    $40,119  $47,058    $84,955  $93,940
   Net Internal Sales                     18,432    5,097     27,887    7,399
   Operating Income                          125    3,057        841    4,968
   Operating Margin                        0.31%    6.50%      0.99%    5.29%
   Depreciation & Amortization               734      400      1,394      746
   Identifiable Assets                   126,026  117,914    126,026  117,914
   Capital Expenditures                      869    2,612      1,607    3,701

Maintenance Products
   Net External Sales                     89,275   24,568    170,868   46,542
   Net Internal Sales                      2,758    1,692      4,684    2,891
   Operating Income                        7,592    2,518     15,461    5,283
   Operating Margin                        8.50%   10.25%      9.05%   11.35%
   Depreciation & Amortization             4,224      641      7,936    1,274
   Identifiable Assets                   312,523   58,678    312,523   58,678
   Capital Expenditures                    4,042      670      6,118    1,080

Discontinued Operations
   Net External Sales                      4,203    6,172      7,826   12,477
   Net Internal Sales                         -        -          -        -
   Operating Income                          279      755        381    1,410
   Operating Margin                        6.64%   12.23%      4.87%   11.30%
   Depreciation & Amortization                83      172        215      325
   Identifiable Assets                     8,266   18,348      8,266   18,348
   Capital Expenditures                       28      167         68      291

Operations to be Disposed Of
  Net External Sales                         822    1,951      1,645    4,320
  Net Internal Sales                          -        -          -        -
  Operating Income                          (263)     (97)      (528)    (173)
  Operating Margin                       (32.00%)  (4.97%)   (32.10%)  (4.00%)
  Depreciation & Amortization                 -       297         -       736
  Identifiable Assets                     17,437   19,547     17,437   19,547
  Equity Investments                        (421)      -       6,644    6,712
  Capital Expenditures                         7    1,958          7    4,785

Corporate
  Corporate Expenses                      (2,962)  (2,243)    (5,874)  (4,347)
  Depreciation & Amortization                 18       22         38       42
  Identifiable Assets                     24,851   35,788     24,851   35,788
  Capital Expenditures                       163       94        187      129

Company
  Net External Sales [a]                 134,419   79,749    265,294  157,279
  Net Internal Sales                      21,190    6,789     32,571   10,290
  Operating Income [a]                     4,771    3,990     10,281    7,141
  Operating Margin [a]                     3.55%    5.00%      3.88%    4.54%
  Depreciation & Amortization [a]          5,059    1,532      9,583    3,123
  Identifiable Assets [a]                489,103  250,275    489,103  250,275
  Capital Expenditures                     5,109    5,501      7,987    9,986

[a] Company balances include amounts from both "Discontinued Operations" and "Operations to be Disposed of", whereas the Condensed Consolidated Financial Statements separately classify such amounts as "Discontinued Operations" and "Operations to be Disposed of".

   The following tables reconcile the Company's total revenues, operating income and assets to the Company's Statements of Condensed Consolidated Income and Condensed Consolidated Balance Sheets.

                                        Three Months Ended   Six Months Ended
                                         June 30, June 30,   June 30, June 30,
                                          1999     1998       1999     1998
                                          ----     ----       ----     ----
                                               (Thousands of dollars)
Revenues
  Total Revenues for Reportable
    Segments                          $155,609  $86,538   $297,865 $167,569
  Elimination of Intersegment
    Revenues                           (21,190)  (6,789)   (32,571) (10,290)
  Revenues included in Equity in
    Income Of Operations to be
    Disposed Of                           (822)  (1,951)    (1,645)  (4,320)
  Revenues included in
    Discontinued Operations             (4,203)  (6,172)    (7,826) (12,477)
                                       -------  -------    -------  -------

  Total Consolidated Revenues          129,394   71,626    255,823  140,482
                                       =======  =======    =======  =======

Operating Income
  Total Operating Income for
    Reportable Segments                  4,771    3,990     10,281    7,141
  Operating Loss included in
    Equity in Income Of
    Operations to be Disposed Of           263       97        528      173
  Operating Income included in
    Discontinued Operations               (279)    (755)      (381)  (1,410)
                                       -------  -------    -------  -------

  Total Consolidated Operating
    Income                               4,755    3,332     10,428    5,904
                                       =======  =======    =======  =======

Assets
  Total Assets for Reportable
    Segments                           489,103  250,275    489,103  250,275
  Liabilities included in Net
    Assets from Operations to be
    Disposed Of                         (1,051)    (697)    (1,051)    (697)
  Liabilities included in Net
    Assets from Discontinued
    Operations                          (1,522)  (2,535)    (1,522)  (2,535)
                                       -------  -------    -------  -------

  Total Consolidated Assets           $486,530 $247,043   $486,530 $247,043
                                       =======  =======    =======  =======

(5) Comprehensive Income
    --------------------

   Comprehensive income for the six months ended June 30, 1999, is as follows:

     Net Income                                      $1,688
     Foreign Currency Translation Adjustments         1,677
                                                      -----
     Comprehensive Income                            $3,365
                                                      =====

   The foreign currency translation adjustment relates primarily to the sale of Bach Simpson, Ltd. on January 25, 1999 (see Note 3). The company did not have any significant adjustments for comprehensive income for the six months ended June 30, 1998.

(6) Indebtedness
    ------------

Long-term debt includes:                             June 30,     December 31,
                                                       1999           1998
                                                       ----           ----
                                                      (Thousands of dollars)

Revolving loans payable, interest at various
  LIBOR Base Rates (7.31% - 7.65%), due through
  2001, unsecured                                   $166,000       $ 39,000
Real estate and chattel mortgages, with interest
  at fixed rates (7.14%), due through 2002             1,000            980
Less current maturities, included in other current
  liabilities                                            (67)           (72)
                                                     -------        -------
                                                    $166,933       $ 39,908
                                                     =======        =======

Aggregate scheduled maturities of long-term debt are as follows:

                                                      (Thousands of dollars)

             1999                                           $      67
             2000                                                  71
             2001                                             166,071
             2002                                                  71
             2003 and beyond                                      720
                                                             --------
             Total                                          $ 167,000
                                                             ========

As of June 30, 1999, the Company is no longer contingently liable for $8,000,000 (original face value) of 8-1/8% Subordinated Industrial Development Bonds issued by Bee Gee Holding Company, Inc. an unconsolidated subsidiary in which Katy holds a 43% equity investment. As of June 30, 1999, these bonds have been paid in full.

(7) Preferred Interest of Subsidiary
    --------------------------------

   Upon the Company's purchase of the Common Interest of the LLC during the first quarter of 1999, Contico retained a Preferred Interest in the LLC, represented by 329 preferred units, each with a stated value of $100,000, for an aggregate stated value of $32,900,000. The Preferred Interest yields an 8% cumulative annual return on its stated value while outstanding, payable in cash. The holders of the Preferred Interest have a put option which allows, at certain times beginning on January 8, 2001, or upon the occurrence of certain events, each preferred unit to be exchangeable for 4,762 shares of Katy common stock. Upon the exercise of the put, Katy has the option to settle in cash, in lieu of delivering Katy common stock, in an amount equal to the then market value of Katy common stock multiplied by the number of shares implied by the exchange.

(8) Restructuring Charge
    --------------------

   During the second quarter of 1999, the Company undertook a restructuring of the Electrical/Electronics businesses, which included severance and related costs for certain employees. Approximately 22 employees accepted severance packages. Total severance and related costs were $600,000, which are shown as a Restructuring Charge on the Statements of Condensed Consolidated Income. These costs will be paid out during fiscal 1999.

(9)  Supplemental Cash Flow Information
     ----------------------------------

   A portion of the net assets included in the Condensed Consolidated Financial Statements as a result of the Contico acquisition was financed through a preferred membership interest in the LLC held by Contico's former owners. This interest has a stated value of $32,900,000 (see Notes 3 and 7).

   During the six months ended June 30, 1998, the Company incurred additional debt of $4,607,000 relating to capital equipment.



              Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              ------------------------------------------------
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ---------------------------------------------


RESULTS OF OPERATIONS

Three months Ended June 30, 1999
--------------------------------

   Following are summaries of sales and operating income for the three months ended June 30, 1999 and 1998 by industry segment:


Net Sales                                                 Increase  (Decrease)
---------                                                 --------------------

                                          1999     1998     Amount     Percent
                                          ----     ----     ------     -------
Electrical/Electronics                 $40,119  $47,058    $(6,939)    (14.7)%

Maintenance Products                    89,275   24,568     64,707     263.4 %

Operations to be Disposed Of               822    1,951     (1,129)    (57.9)%

Discontinued Operations                  4,203    6,172     (1,969)    (31.9)%



Operating Income                                          Increase  (Decrease)
----------------                                          --------------------

                                          1999     1998     Amount     Percent
                                          ----     ----     ------     -------
Electrical/Electronics                  $  125   $3,057    $(2,932)    (95.9)%

Maintenance Products                     7,592    2,518      5,074     201.5 %

Operations to be Disposed Of              (263)     (97)      (166)   (171.1)%

Discontinued Operations                    279      755       (476)    (63.0)%

   The Electrical/Electronics Group's sales decreased $6,939,000 or 14.7% primarily due to decreased volumes in the consumer electric corded products and electrical and electronic parts and accessories businesses, offset partially by increased volumes associated with the Company's Woods Canada acquisition in May of 1998. Excluding this acquisition, the Electrical/ Electronics Group's sales decreased $11,006,000. These lower volumes were primarily a result of the loss of consumer electric corded products business announced on November 4, 1998.

   The Group's operating income decreased $2,932,000 or 95.9% mainly as a result of decreased volumes and lower than expected margins in the electric corded products and electrical and electronic parts and accessories businesses, offset slightly by the increased operating income associated with the Woods Canada acquisition in May of 1998. Excluding the acquisition, operating income decreased $3,148,000. A pre-tax restructuring charge of $600,000 relating primarily to severance costs for the elimination of 22 positions in the Electrical/Electronics businesses and competitive market pressures in the electrical and electronic components business further contributed to the decrease.


   Sales from the Maintenance Products Group increased $64,707,000 or 263.4% primarily as a result of the Contico acquisition in January of 1999, the Disco acquisition in May of 1998 and the Wilen acquisition in August of 1998. Excluding these acquisitions, the Group's sales increased $1,277,000, primarily due to increased volumes in the coated abrasives business.

   The Group's operating income increased $5,074,000 or 201.5%. Excluding the acquisitions mentioned above, operating income increased $375,000. The increase was primarily a result of the increased volumes.

   Sales from Operations to be Disposed Of decreased $1,129,000 or 57.9%, mainly as a result of decreased volumes associated with the disposal of the refrigeration and cold storage facilities business in June of 1998. Excluding the disposition, sales remained relatively stable compared to the prior year.

   The Group's operating income decreased $166,000 or 171.1% primarily as a result of the disposition mentioned above. Excluding the disposition, operating income increased slightly from the prior year due to lower depreciation costs resulting from the impairment recorded at the waste-to-energy facility during the fourth quarter of 1998.

   Sales from Discontinued Operations decreased $1,969,000 or 31.9%. Excluding Bach Simpson, Ltd., which was sold in January of 1999, and Diehl Machines, Inc., which was sold in May of 1999, sales increased $224,000 primarily due to higher volumes in the cookie sandwich machinery business.

   The Group's operating income decreased $476,000 or 63.0% primarily as a result of the above-mentioned dispositions. Excluding the dispositions, operating income remained relatively stable compared to the prior year.

   Selling, general and administrative expenses for the Company's continuing segments increased as a percentage of sales to 28.2% in the second quarter of 1999 from 26.6% for the same period in 1998. The increase was primarily a result of the increased amortization of goodwill and other intangibles associated with the acquisitions during 1998 and the first part of 1999.

   Interest and other, net decreased substantially for the second quarter of 1999 compared to the second quarter of 1998. The higher costs are primarily due to increased interest expense associated with bank borrowings to fund the Company's acquisitions.

Six months Ended June 30, 1999
------------------------------

   Following are summaries of sales and operating income for the six months ended June 30, 1999 and 1998 by industry segment:

Net Sales                                                 Increase  (Decrease)
---------                                                 --------------------

                                          1999     1998     Amount     Percent
                                          ----     ----     ------     -------

Electrical/Electronics                $ 84,955  $93,940   $ (8,985)     (9.6)%

Maintenance Products                   170,868   46,542    124,326     267.1 %

Operations to be Disposed Of             1,645    4,320     (2,675)    (61.9)%

Discontinued Operations                  7,826   12,477     (4,651)    (37.3)%


Operating Income                                          Increase  (Decrease)
----------------                                          --------------------

                                          1999     1998     Amount     Percent
                                          ----     ----     ------     -------

Electrical/Electronics                 $   841  $ 4,968    $(4,127)    (83.1)%

Maintenance Products                    15,461    5,283     10,178     192.7 %

Operations to be Disposed Of              (528)    (173)      (355)   (205.2)%

Discontinued Operations                    381    1,410     (1,029)    (73.0)%

   The Electrical/Electronics Group's sales decreased $8,985,000 or 9.6% primarily due to decreased volumes in the consumer electric corded products and electrical and electronic parts and accessories businesses, offset by increased volumes associated with the Company's Woods Canada acquisition in May of 1998. Excluding this acquisition, the Electrical/Electronics Group's sales decreased $19,324,000. These lower volumes were primarily a result of the loss of consumer electric corded products business announced on November 4, 1998.

   The Group's operating income decreased $4,127,000 or 83.1% mainly as a result of decreased volumes, offset slightly by the increased operating income associated with the Woods Canada acquisition in May of 1998. Excluding the acquisition, operating income decreased $4,453,000. A pre-tax restructuring charge of $600,000 relating primarily to severance costs for the elimination of 22 positions in the Electrical/Electronics businesses and competitive market pressures in the electrical and electronic components business contributed to the decrease.

   The sales from the Maintenance Products Group increased $124,326,000 or 267.1% primarily as a result of the Contico acquisition in January of 1999, the Disco acquisition in May of 1998 and the Wilen acquisition in August of 1998. Excluding these acquisitions, the Group's sales increased $3,203,000, primarily due to increased volumes in the Group's stain and coated abrasives businesses.

   The Group's operating income increased $10,178,000 or 192.7%. Excluding the acquisitions mentioned above, operating income increased $1,019,000. The increase was primarily a result of the increased volumes and higher margins in the stain business. The higher margins resulted from the introduction of new products and a favorable product mix.

   Sales from Operations to be Disposed Of decreased $2,675,000 or 61.9%, mainly as a result of decreased volumes associated with the disposal of the refrigeration and cold storage facilities business in June of 1998. Excluding the disposition, sales remained relatively stable compared to the prior year.

   The Group's operating income decreased $355,000 or 205.2% primarily as a result of the disposition mentioned above. Excluding the disposition, operating income increased slightly from the prior year due to lower depreciation costs resulting from the impairment recorded at the waste-to-energy facility during the fourth quarter of 1998.

   Sales from Discontinued Operations decreased $4,651,000 or 37.3%. Excluding Bach Simpson, Ltd., which was sold in January of 1999, and Diehl Machines, Inc., which was sold in May of 1999, sales decreased $1,257,000 primarily due to lower volumes in the cookie sandwich machinery business.

   The Group's operating income decreased $1,029,000 or 73.0% primarily as a result of the above-mentioned issues.

   Selling, general and administrative expenses for the Company's continuing segments increased as a percentage of sales to 27.8% in 1999 from 25.3% for the same period in 1998. The increase was primarily a result of the increased amortization of goodwill and other intangibles associated with the acquisitions during 1998 and the first part of 1999.

   Interest and other, net decreased substantially for the first six months of 1999 compared to the same period of 1998. The higher costs are primarily due to increased interest expense associated with bank borrowings to fund the Company's acquisitions.


LIQUIDITY AND CAPITAL RESOURCES

   Combined cash and cash equivalents decreased 15% to $10,973,000 on June 30, 1999 compared to $12,898,000 on December 31, 1998. Current ratios were
2.40 to 1.00 at June 30, 1999 compared to 2.52 to 1.00 at December 31, 1998.
 Working capital increased to $141,384,000 at June 30, 1999 from $100,971,000 on December 31, 1998 primarily as a result of the Contico acquisition in January of 1999, offset partially by better management of working capital.

   Katy expects to commit an estimated $15,000,000 for capital projects in the continuing businesses during the remainder of 1999. Funding for these expenditures and for working capital needs is expected to be accomplished through the use of available cash and internally generated funds. The Company also continues to search for appropriate acquisition candidates, and may obtain all or a portion of the financing for future acquisitions through the incurrence of additional debt using the Company's unsecured $215 million credit line. As of June 30, 1999, $166 million was outstanding under this facility. Certain terms and conditions in the credit agreement may limit the amount available at any given time.

   At June 30, 1999, Katy had short and long-term indebtedness for money borrowed of $167,000,000. Total debt was 47.4% of total capitalization at June 30, 1999.


RESTRUCTURING AND EVALUATION OF ALTERNATIVES FOR ELECTRICAL/ELECTRONICS SEGMENT

   In June 1999, the Company announced a restructuring plan for its Electrical/Electronics businesses as a result of weaker than expected sales performance and lower margins. The restructuring plan includes (i) making substantial cost reductions in these operations, (ii) intensifying the marketing and product development efforts initiated earlier this year; and,
(iii) accelerating the consolidation of operations within the segment begun earlier in the second quarter. It is expected that the foregoing actions will help return these operations to their planned level of profitability during the second half of 1999.

   The cost of this restructuring, which includes severance costs related to the elimination of 22 management employees, resulted in a pre-tax charge to earnings to be recognized in the second quarter of approximately $600,000. Additionally, plant personnel levels were reduced in excess of 100 persons and 24 unfilled administrative positions were eliminated.

   The Company also announced that it has retained Donaldson, Lufkin & Jenrette Securities Corporation ("DLJ") to assist in exploring strategic alternatives relating to the Electrical/Electronics businesses, including the possible sale thereof. The Electrical/Electronics businesses: Woods Industries, Inc., Woods Industries (Canada) Inc., GC Thorsen and Waldom Electronics, Inc., account for approximately one-third of Katy's 1999 forecasted sales and approximately 20% of Katy's total 1999 forecasted earnings before interest, taxes, depreciation and amortization, respectively. Hamilton Precision Metals, Inc., which is part of the Electrical/Electronics segment, will not be included in DLJ's assignment.


NEW ACCOUNTING PRONOUNCEMENTS

   In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement requires that all derivatives be recognized as either assets or liabilities in the statement of financial position and requires that those assets and liabilities be measured at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and its resulting designation. In June 1999, the FASB issued statement No. 137, which delays the required implementation of Statement No. 133 to years beginning after June 15, 2000.
 While the Company is still evaluating the potential effect of this statement, its adoption is not expected to have a significant impact on the Company's financial position or results of operations.


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

   Based on assessment activities conducted by the Company beginning in 1997 regarding the year 2000 problem, Katy determined that the Company required modification or replacement of a moderate number of computer programs and microchips. The changes required were necessary for a wide variety of assets which include, but were not limited to, computer hardware and software, production machinery and phone systems. The Company believes that it has identified the major sources of potential internal year 2000 issues and implemented a company wide year 2000 remediation program (the "Y2K Program") during 1998 which includes the performance of due diligence procedures for all acquisitions made by the Company. The Company has significantly completed the Y2K Program as of June 30, 1999 and expects to fully complete the Y2K Program by October 31, 1999, however, testing of new systems will continue throughout the year. The Company believes that completion of the Y2K Program will substantially mitigate all known significant potential internal year 2000 problems by October 31, 1999. The Company will continue to investigate additional year 2000 risks as they come to the attention of the Company.

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

   The Company has expensed approximately $1,037,000 of costs incurred to date related to the Y2K Program. Approximately $212,000 was expensed in the first half of 1999. The total remaining costs of remediation are estimated to be $238,000. The costs of the Y2K Program to date and estimated future costs, as well as Y2K Program completion dates are based on management's best estimates. However, there can be no assurance that these estimates will be achieved and actual results could differ materially from those anticipated.

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


Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        ---------------------------------------------------

   An Annual Meeting of the Shareholders of the Company was held on May 19, 1999 in Greenwood Village, Colorado, for the purpose of re-electing Mr. John
R. Prann Jr., William F. Andrews, Amelia M. Carroll, Daniel B. Carroll, Wallace E. Carroll Jr., Arthur R. Miller, Lester I. Miller, William H. Murphy, Lutz R. Raettig, Charles W. Sahlman, Jacob Saliba and Glenn W. Turcotte to the Board of Directors, and the transaction of such other business as may properly come before the meeting. Additional business conducted at the May 19, 1999 Annual Meeting of the Shareholders included ratifying Arthur Andersen LLP as the Company's auditors for the year ending December 31, 1999.

   The following votes were cast by the shareholders with respect to the election of directors:
                                Votes         Votes         Votes
                                 For         Against      Abstained   Nonvotes
                                 ---         -------      ---------   --------

John R. Prann Jr.            7,292,208        22,494          0           0
William F. Andrews           7,292,208        22,494          0           0
Amelia M. Carroll            7,286,799        27,903          0           0
Daniel B. Carroll            7,287,208        27,494          0           0
Wallace E. Carroll Jr.       7,286,848        27,854          0           0
Arthur R. Miller             7,292,208        22,494          0           0
Lester I. Miller             7,291,448        23,254          0           0
William H. Murphy            7,291,848        22,854          0           0
Lutz R. Raettig              7,291,048        23,654          0           0
Charles W. Sahlman           7,291,848        22,854          0           0
Jacob Saliba                 7,291,848        22,854          0           0
Glenn W. Turcotte            7,291,848        22,854          0           0

   The following votes were cast by the shareholders with respect to the resolution to ratify the Board of Directors' selection of Arthur Andersen LLP as the Company's independent auditors for the fiscal year ending December 31, 1999

                                Votes         Votes         Votes
                                 For         Against      Abstained   Nonvotes
                                 ---         -------      ---------   --------

                             7,299,878        13,038        1,786         0


Item 6. EXHIBITS AND REPORTS ON FORM 8-K
        --------------------------------

(a)  Reports on Form 8-K

   There were no reports on Form 8-K filed during the second quarter ended June 30, 1999.



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



                                                  KATY INDUSTRIES, INC.
                                                  ---------------------
                                                       Registrant


DATE: August 13, 1999                      By  /s/ Stephen P. Nicholson
                                               ------------------------
                                               Stephen P. Nicholson
                                               Vice President, Finance &
                                               Chief Financial Officer