Form 10-Q
period 1999-09-30
KATY INDUSTRIES INC
filed 1999-11-12
CIK 54681

United States
                    Securities and Exchange Commission
                           Washington, D.C. 20549

                                  FORM 10-Q

                      Quarterly Report Under Section 13
               or 15(d) of the Securities Exchange Act of 1934


For Quarter Ended: September 30, 1999          Commission File Number 1-5558


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


                              Yes   X      No



Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.


             Class                         Outstanding at November 12,1999
    Common stock, $1 par value                       8,369,958

                            KATY INDUSTRIES, INC.
                                  FORM 10-Q
                             September 30, 1999





                                    INDEX                            Page
                                    -----                            ----

Page
PART I  FINANCIAL INFORMATION

        Item 1.  Financial Statements:

                 Condensed Consolidated Balance Sheets
                 September 30, 1999 and December 31, 1998              2,3

                 Statements of Condensed Consolidated
                 Income Three Months and Nine Months Ended
                 September 30, 1999 and 1998                           4

                 Statements of Condensed Consolidated Cash Flows
                 Nine Months Ended September 30, 1999 and 1998         5

                 Notes to Condensed Consolidated Financial Statements  6

        Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                   14


PART II OTHER INFORMATION

        Item 1.  Legal Proceedings                                     20

        Item 6.  Exhibits and Reports on Form 8-K                      20

        Signatures                                                     20

                        PART I FINANCIAL INFORMATION
                        -----------------------------
                        Item 1.  Financial Statements
                        -----------------------------

                   KATY INDUSTRIES, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                  SEPTEMBER 30, 1999 AND DECEMBER 31, 1998
                           (Thousands of Dollars)
                                 (Unaudited)

                                   ASSETS
                                   ------
                                                  September 30,   December 31,
                                                      1999            1998
CURRENT ASSETS:                                       ----            ----

  Cash and cash equivalents                           $ 11,473      $ 12,898
  Accounts receivable, net                              97,256        53,449
  Inventories                                          124,177        69,394
  Deferred income taxes                                 13,233        13,268
  Other current assets                                   5,054         6,404
  Net current assets of operations to be disposed of       203         1,203
  Net current assets of discontinued operations          2,078        10,959
                                                       -------       -------
    Total current assets                               253,474       167,575
                                                       -------       -------

OTHER ASSETS:

  Cost in excess of net assets acquired                 63,149        33,576
  Other intangibles                                     23,600        23,621
  Miscellaneous                                          5,795         3,504
  Net noncurrent assets of operations to be disposed of 15,411        15,521
  Net noncurrent assets of discontinued operations       1,263         4,279
                                                       -------        ------
    Total other assets                                 109,218        80,501
                                                       -------        ------

PROPERTIES:
  Land and improvements                                  2,512         1,435
  Buildings and improvements                            25,160        10,677
  Machinery and equipment                              144,835        60,340
                                                       -------        ------
  Accumulated depreciation                             (38,178)      (27,353)
                                                       -------        ------
    Net properties                                     134,329        45,099
                                                       -------       -------
                                                      $497,021      $293,175
                                                       =======       =======
See Notes to Condensed Consolidated Financial Statements.

                   KATY INDUSTRIES, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                  SEPTEMBER 30, 1999 AND DECEMBER 31, 1998
                           (Thousands of Dollars)
                                 (Unaudited)

                    LIABILITIES AND STOCKHOLDERS' EQUITY
                    ------------------------------------

                                                  September 30,   December 31,
                                                      1999            1998
CURRENT LIABILITIES:                                  ----            ----

  Accounts payable                                     $56,992       $28,017
  Accrued compensation                                   9,168         5,354
  Accrued expenses                                      42,048        31,626
  Accrued interest and taxes                             5,656           910
  Other current liabilities                                694           697
                                                       -------        ------
    Total current liabilities                          114,558        66,604
                                                       -------        ------
LONG TERM DEBT, less current maturities                157,850        39,908
                                                       -------        ------
OTHER LIABILITIES                                        9,729         9,310
                                                       -------        ------
EXCESS OF ACQUIRED NET
   ASSETS OVER COST, Net                                 3,921         5,198
                                                       -------        ------
DEFERRED INCOME TAXES                                   22,157        22,839
                                                       -------        ------
COMMITMENTS AND CONTINGENCIES

PREFERRED INTEREST OF SUBSIDIARY                        32,900            -
                                                       -------        ------
STOCKHOLDERS' EQUITY:
  Common stock, $1 par value; authorized
    25,000,000 shares; issued 9,822,204 shares           9,822         9,822
  Additional paid-in capital                            51,285        51,243
  Accumulated other comprehensive income                  (595)       (2,309)
  Other adjustments                                     (1,001)       (1,302)
  Retained earnings                                    116,898       112,784
  Treasury stock, at cost, 1,452,246
    and 1,483,890 shares                               (20,503)      (20,922)
                                                       -------        ------
  Total stockholders' equity                           155,906       149,316
                                                       -------       -------
                                                      $497,021      $293,175
                                                       =======       =======

See Notes to Condensed Consolidated Financial Statements.

                            KATY INDUSTRIES, INC.
                 STATEMENTS OF CONDENSED CONSOLIDATED INCOME
       THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                (Thousands of Dollars Except Per Share Data)
                                 (Unaudited)

                                         Three Months        Nine Months
                                      Ended September 30,  Ended September 30,
                                         1999      1998      1999      1998
                                         ----      ----      ----      ----
Net sales                           $145,548  $ 94,814  $401,371  $235,296

Cost of goods sold                    98,978    66,632   273,357   165,599
                                     -------   -------   -------   -------
Gross profit                          46,570    28,182   128,014    69,697

Selling, general and administrative   36,520    22,774   106,936    58,385

Restructuring charge                     -         -         600      -
                                     -------   -------   -------   -------
  Operating income                    10,050     5,408    20,478    11,312

Equity in loss of operations
   to be disposed of                     (32)     (150)     (922)     (102)

Interest and other, net               (2,675)      588    (8,401)    1,802
                                     -------   -------   -------   -------
  Income before provision for
     income taxes                      7,343     5,846    11,155    13,012

Provision for income taxes            (2,570)   (2,046)   (3,904)   (4,554)
                                     -------   -------   -------   -------
 Income before distributions on
     preferred securities              4,773     3,800     7,251     8,458

Distributions on preferred interest of
   subsidiary (net of tax)              (465)      -      (1,255)      -
                                     -------   -------   -------   -------
  Income from continuing operations    4,308     3,800     5,996     8,458

Income from operations of discontinued
  businesses (net of tax)                -         -         -         -
                                     -------   -------   -------   -------
  Net income                         $ 4,308   $ 3,800   $ 5,996   $ 8,458
                                     -------   -------   -------   -------
Earnings per share - Basic
   Income from continuing operations $  0.52   $  0.46   $  0.72   $  1.02
   Discontinued Operations           $    -    $    -    $    -    $    -
                                        ----      ----      ----      ----
   Net Income                        $  0.52   $  0.46   $  0.72   $  1.02
                                        ====      ====      ====      ====
Earnings per share - Diluted
   Income from continuing operations $  0.48   $  0.45   $  0.71   $  1.00
   Discontinued Operations           $    -    $    -    $    -    $    -
                                        ----      ----      ----      ----
   Net Income                        $  0.48   $  0.45   $  0.71   $  1.00
                                        ====      ====      ====      ====
Average shares outstanding
   Basic                               8,351     8,294     8,349     8,290
                                       =====     =====     =====     =====
   Diluted                             9,960     8,442     8,412     8,449
                                       =====     =====     =====     =====

Dividends paid per share
   Common stock                      $ 0.075   $ 0.075   $ 0.225   $ 0.225
                                       =====     =====     =====     =====

See Notes to Condensed Consolidated Financial Statements.

                            KATY INDUSTRIES, INC.
               STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS
                NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                         (Thousands of Dollars)
                                 (Unaudited)
                                                           1999       1998
Cash flows from operating activities:                      ----       ----
  Net income                                           $  5,996    $ 8,458
  Depreciation and amortization                          14,491      6,270
  Net changes in assets and liabilities:                  1,100     (1,929)
                                                         ------     ------
    Net cash flows provided by
      operating activities                               21,587     12,799
                                                         ------     ------
Cash flows from investing activities:
  Payments for purchase of subsidiaries,
   net of cash acquired                                (135,821)   (66,575)
  Capital expenditures                                  (11,256)    (8,047)
  Proceeds from sale of assets                              187         31
  Collections of notes receivable                           647        584
  Proceeds from sale of subsidiaries                      7,222     12,243
                                                         ------     ------
    Net cash flows used in investing activities        (139,021)   (61,764)
                                                         ------     ------
Cash flows from financing activities:
  Proceeds from borrowings under revolving credit
   facility, net of repayments                          117,937     34,762
  Payment of dividends                                   (1,880)    (1,866)
  Purchase of treasury shares                              (160)      (217)
  Other                                                     -         (248)
                                                         ------     ------
    Net cash flows provided by
     financing activities                               115,897     32,431
                                                         ------     ------
Net decrease in cash and cash equivalents                (1,537)   (16,534)

Cash and cash equivalents, beginning of period           13,883     24,300
                                                         ------     ------
Cash and cash equivalents, end of period                 12,346      7,766

Cash of discontinued operations and other
  operations to be disposed of                              873        842
                                                         ------     ------
Cash and cash equivalents of continuing operations     $ 11,473   $  6,924
                                                         ======     ======


See Notes to Condensed Consolidated Financial Statements.

                            KATY INDUSTRIES, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             SEPTEMBER 30, 1999

(1) Significant Accounting Policies
-----------------------------------

Consolidation Policy
--------------------

  The condensed financial statements include, on a consolidated basis, the accounts of Katy Industries, Inc. and subsidiaries in which it has a greater than 50% interest, collectively "Katy" or the "Company". All significant intercompany accounts, profits and transactions have been eliminated in consolidation. Investments in affiliates that are not majority owned and where the Company does not exercise control are reported using the equity method. The Condensed Consolidated Financial Statements at September 30, 1999 and December 31, 1998, and for the three and nine month periods ended September 30, 1999 and September 30, 1998 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of financial condition and results of operations. Interim figures are subject to year-end audit adjustments and may not be indicative of results to be realized for the entire year. The Condensed Consolidated Financial Statements and notes thereto should be read in conjunction with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

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

Discontinued Operations and Operations to be Disposed Of
--------------------------------------------------------

  The historical operating results for "Discontinued operations" have been segregated as "Discontinued operations" on the accompanying Statements of Condensed Consolidated Income for all periods presented. The related assets and liabilities have been aggregated and separately identified on the Condensed Consolidated Balance Sheets as "Net current assets or Net noncurrent assets of discontinued operations". Discontinued operations have not been segregated on the Statements of Condensed Consolidated Cash Flows, except for cash and cash quivalents. The net income from these operations during the nine months ended September 30, 1999 and 1998 has been deferred and will not be recognized until the total of the gains and losses from the sales of these companies can be determined with certainty. The Company does not expect the net result of these dispositions to be material to its financial position or results of operations.

  The historical operating results for "Operations to be disposed of" have been segregated as "Equity in loss of operations to be disposed of" on the accompanying Statements of Condensed Consolidated Income for all periods presented. The related assets and liabilities have been separately identified on the Condensed Consolidated Balance Sheets as "Net current assets or Net noncurrent assets of operations to be disposed of". Operations to be disposed of have not been segregated on the Statements of Condensed Consolidated Cash Flows, except for cash and cash equivalents.

Inventories
-----------

The components of inventories are as follows:
                                           September 30,   December 31,
                                                1999           1998
                                                ----           ----
                                             (Thousands of dollars)

  Raw materials                              $ 37,800       $ 26,155
  Work in process                               8,688          6,073
  Finished goods                               77,689         37,166
                                              -------        -------
                                             $124,177       $ 69,394
                                              =======        =======

  At September 30, 1999, approximately 34% of the Company's inventories are accounted for using the last-in, first-out ("LIFO") method. The remaining inventories are accounted for using the first-in, first-out ("FIFO") method. The LIFO cost of inventory approximated its cost determined by the FIFO method at September 30, 1999. All inventories were accounted for using the FIFO method at December 31, 1998.

Earnings Per Share
------------------

  Basic and diluted earnings per share were arrived at using the calculations outlined below. Potentially dilutive securities, in the form of stock options have been included in the calculation of weighted average shares outstanding under the treasury stock method. The only other potentially dilutive securities are convertible preferred shares of a subsidiary (See Note 7). Stock options were the only securities that had a dilutive impact on earnings per share for the nine months ended September 30, 1999. For the quarter ended September 30, 1999 stock options and convertible preferred shares had a dilutive impact on earnings per share.

                                           Three Months          Nine Months
                                        Ended September 30, Ended September 30,
Net Income (Basic)                          1999     1998     1999    1998
                                            ----     ----     ----    ----
                                        (In thousands, except per share data)
  Income from continuing operations        $4,308   $3,800   $5,996  $8,458
  Income from discontinued operations      $  -     $  -     $  -    $  -
                                            -----    -----    -----   -----
  Total Income                             $4,308   $3,800   $5,996  $8,458
                                            =====    =====    =====   =====
Net Income (Diluted)

  Income from continuing operations        $4,308   $3,800   $5,996   $8,458
  Income from discontinued operations      $  -     $  -     $  -     $  -
  Distributions on preferred interest of
  subsidiary (net of tax)                  $  465   $  -     $  -     $  -
                                            -----    -----    -----    -----
  Total Income                             $4,773   $3,800   $5,996   $8,458
                                            =====    =====    =====    =====
Earnings Per Share - Basic
  Weighted Average Shares                   8,351    8,294    8,349    8,290

  Per share amount
    Continuing operations                  $0.52    $0.46    $0.72    $1.02
    Discontinued operations                $  -     $  -     $  -     $  -
                                           -----    -----    -----    -----
                                           $0.52    $0.46    $0.72    $1.02
                                           =====    =====    =====    =====

Effect of potentially dilutive securities
  Stock options                                43      148       63     159
  Convertible preferred shares              1,566      -        -       -

Earnings Per Share - Diluted
  Weighted Average Shares                   9,960    8,442    8,412   8,449

  Per share amount
     Continuing operations                  $0.48    $0.45    $0.71   $1.00
     Discontinued operations                $  -     $  -     $  -    $  -
                                            -----    -----    -----   -----
                                            $0.48    $0.45    $0.71   $1.00
                                            =====    =====    =====   =====
(2) Commitments and Contingencies

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

(3) Acquisitions and Dispositions

Acquisitions

  On January 8, 1999, the Company purchased all of the common membership interest (the "Common Interest") in Contico International, L.L.C., (the "LLC"), the successor to the janitorial, consumer products and industrial packaging businesses of Contico International, Inc. ("Contico"). Contico had previously contributed substantially all of the assets and certain of the liabilities of the business to the LLC and entered into leases with the LLC for certain real property used in the business and retained by Contico. The purchase price for the Common Interest was approximately $132,100,000. The payment of the purchase price was financed by the Company's unsecured revolving credit agreement agented by Bank of America. Contico has retained a preferred membership interest in the LLC (the "Preferred Interest"), having a stated value of $32,900,000, which yields an 8% annual return on its stated value while outstanding (see Note 7). The LLC, based in St. Louis, Missouri, manufactures and distributes janitorial equipment and supplies, consumer storage, home and automotive products, as well as food service equipment and supplies. The acquisition has been accounted for under the purchase method and, accordingly, the purchase price is preliminary and adjustments may be recorded through January 2000. The accounts of this acquisition have been included in the Company's Condensed Consolidated Financial Statements from the acquisition date. The estimated cost in excess of net assets acquired of approximately $30,000,000, subject to additional purchase accounting adjustments, has been recorded as "Cost in excess of net assets acquired" in the Condensed Consolidated Balance Sheets and is being amortized on a straight line basis over twenty years. The following unaudited pro forma information reflects the pro forma results of operations for the Company giving effect to the Contico acquisition as if the Contico acquisition occurred on January 1, 1998. The unaudited pro forma results include the unaudited historical operating results of Contico for the week ended January 8, 1999 and the nine months ended September 30, 1998. The Company's historical information presented below excludes a net loss of $599,000 or $0.07 per share (diluted) from discontinued operations and operations to be disposed of and an after tax restructuring charge of $390,000 or $.05 per share (diluted) for the nine months ended September 30, 1999. The Company's historical information presented below excludes a net loss of $66,000 from discontinued operations and operations to be disposed of for the nine months ended September 30, 1998. Disclosed results may not be indicative of future results.

                                  September 30, 1999    September 30, 1998
                                  ------------------    ------------------
                                    (In thousands, except per share data)
                                    Katy      Pro          Katy       Pro
                                 Historical  Forma      Historical   Forma

Net Sales                       $ 401,371  $ 405,411   $ 235,296  $  393,284
Operating Income                $  21,078  $  21,466   $  11,312  $   25,116
Net Income                      $   6,985  $   7,077   $   8,524  $   11,622
Earnings per share - Basic      $     .84  $     .84   $    1.03  $     1.40
Earnings per share - Diluted    $     .83  $     .84   $    1.01  $     1.29

Dispositions

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

  On September 24, 1999, the Company completed the divestiture of Peters Machinery, Inc. for approximately $5,400,000. Peters Machinery, Inc. is one of the businesses that comprise the discontinued operations. Accordingly, the gain on disposal will be deferred as a component of net income from discontinued operations pending the disposal of all of the discontinued operations (see Note 1).

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

                                     - 9 -
The tables below summarize the key factors in the year-to-year changes in operating results.


                                       Three Months Ended  Nine Months Ended
                                       ------------------  -----------------
                                           September 30,     September 30,

                                         1999     1998       1999      1998
                                         ----     ----       ----      ----

                                               (Thousands of dollars)
Electrical/Electronics

Net External Sales                     $49,682   $61,902  $134,637  $155,842
Net Internal Sales                      12,348     8,837    40,235    16,236
Operating Income                         3,795     4,939     4,636     9,907
Operating Margin                          7.64%     7.98%     3.44%     6.36%
Depreciation & Amortization                454       517     1,848     1,263
Identifiable Assets                    143,917   129,429   143,917   129,429
Capital Expenditures                       479     1,762     2,086     5,463


Maintenance Products

Net External Sales                      95,866    32,912   266,734    79,454
Net Internal Sales                       3,422     1,885     8,106     4,776
Operating Income                         8,565     2,902    24,026     8,185
Operating Margin                          8.93%     8.82%     9.01%    10.30%
Depreciation & Amortization              4,380     1,046    12,316     2,320
Identifiable Assets                    314,757   110,454   314,757   110,454
Capital Expenditures                     2,638       742     8,756     1,822


Discontinued Operations

Net External Sales                       1,565     5,405     9,391    17,882
Net Internal Sales                          -         -         -         -
Operating Income / (Loss)                  (43)      275       338     1,685
Operating Margin                         (2.75)%    5.09%     3.60%     9.42%
Depreciation & Amortization                 34       149       249       474
Identifiable Assets                      3,559    16,780     3,559    16,780
Capital Expenditures                        12       100        80       391


Operations to be Disposed Of

Net External Sales                         961       828     2,606     5,148
Net Internal Sales                          -         -         -         -
Operating Loss                            (178)     (306)     (706)     (479)
Operating Margin                        (18.52)%  (36.96)%  (27.09)%   (9.30)%
Depreciation & Amortization                  1       138         1       874
Identifiable Assets                     16,843    26,654    16,843    26,654
Equity Investments                         135       582     6,779     7,294
Capital Expenditures                       140        25       147     4,810


Corporate

Corporate Expenses                       (2,310)   (2,433)   (8,184)  (6,780)
Depreciation & Amortization                  39        19        77       61
Identifiable Assets                      19,412    22,053    19,412   22,053
Capital Expenditures                         -         38       187      167

Company

Net External Sales [a]                  148,074   101,047   413,368  258,326
Net Internal Sales                       15,770    10,722    48,341   21,012
Operating Income [a]                      9,829     5,377    20,110   12,518
Operating Margin [a]                       6.63%     5.32%     4.86%    4.85%
Depreciation & Amortization [a]           4,908     1,869    14,491    4,992
Identifiable Assets [a]                 498,488   305,370   498,488  305,370
Capital Expenditures                      3,269     2,667    11,256   12,653


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



                                         Three Months Ended  Nine Months Ended
                                         ------------------  -----------------
                                        September September September September
                                           30,       30,       30,       30,
                                          1999      1998      1999      1998
                                          ----      ----      ----      ----
                                                (Thousands of dollars)
Revenues
Total Revenues for Reportable
  Segments                            $163,844  $111,769  $461,709   $279,338
Elimination of Intersegment
  Revenues                             (15,770)  (10,722)  (48,341)   (21,012)
Revenues included in Equity in
  Income Of Operations to be
  Disposed Of                             (961)     (828)   (2,606)    (5,148)
Revenues included in
  Discontinued Operations               (1,565)   (5,405)   (9,391)   (17,882)
                                       -------   -------   -------    -------
Total Consolidated Revenues            145,548    94,814   401,371    235,296
                                       =======   =======   =======    =======

Operating Income
Total Operating Income for
  Reportable Segments                    9,829     5,377    20,110     12,518
Operating Loss included in
  Equity in Income Of
  Operations to be Disposed Of             178       306       706        479
Operating (Income) Loss
  included in Discontinued
  Operations                                43      (275)     (338)    (1,685)
                                       -------   -------   -------    -------
Total Consolidated Operating
  Income                                10,050     5,408    20,478     11,312
                                       =======   =======   =======    =======

Assets
Total Assets for Reportable
  Segments                             498,488   305,370   498,488    305,370
Liabilities included in Net
  Assets from Operations to be
  Disposed Of                           (1,230)     (697)   (1,230)      (697)
Liabilities included in Net
  Assets from Discontinued
  Operations                              (237)   (1,724)     (237)    (1,724)
                                       -------   -------   -------    -------
Total Consolidated Assets             $497,021  $302,949  $497,021   $302,949
                                       =======   =======   =======    =======

(5) Comprehensive Income

Comprehensive income for the nine months ended September 30,1999,is as follows:

  Net Income                                      $5,996
  Foreign Currency Translation Adjustments         1,714
                                                   -----
  Comprehensive Income                            $7,710
                                                   =====

  The foreign currency translation adjustment relates primarily to the sale of Bach Simpson, Ltd. on January 25, 1999 (see Note 3). The company did not have any significant adjustments for comprehensive income for the nine months ended September 30, 1998.

(6) Indebtedness
----------------

Long-term debt includes:                          September 30,   December 31,
                                                       1999           1998
                                                       ----           ----
                                                     (Thousands of dollars)
Revolving loans payable, interest at various LIBOR Base
  Rates (7.31% - 7.65%), due through 2001, unsecured  $157,000        $39,000
Real estate and chattel mortgages, with interest
  at fixed rates (7.14%), due through 2002                 917            980
Less current maturities, included in other current
  liabilities                                              (67)           (72)
                                                       -------        -------
                                                      $157,850        $39,908
                                                       =======        =======

Aggregate scheduled maturities of long-term debt are as follows:

                                                     (Thousands of dollars)

    1999                                                 $      67
    2000                                                        71
    2001                                                   157,071
    2002                                                        71
    2003 and beyond                                            637
                                                          --------
    Total                                                $ 157,917
                                                          ========

As of September 30, 1999, the Company is no longer contingently liable for $8.0 million (original face value) of 8-1/8% Subordinated Industrial Development Bonds issued by Bee Gee Holding Company, Inc. an unconsolidated subsidiary in which Katy holds a 43% equity investment. As of September 30, 1999, these bonds have been paid in full.

(7) Preferred Interest of Subsidiary
------------------------------------

  Upon the Company's purchase of the Common Interest of the LLC during the first quarter of 1999, Contico retained a Preferred Interest in the LLC, represented by 329 preferred units, each with a stated value of $100,000,for an aggregate stated value of $32.9 million. The Preferred Interest yields an 8% cumulative annual return on its stated value while outstanding, payable in cash. The holder of the Preferred Interest have a put option which allows, at certain times beginning on January 8, 2001, or upon the occurrence of certain events, each preferred unit to be exchangeable for 4,762 shares of Katy common stock. Upon the exercise of the put, Katy has the option to settle in cash, in lieu of delivering Katy common stock, in an amount equal to the then market value of Katy common stock multiplied by the number of shares implied by the exchange.

(8) Restructuring Charge
------------------------

  During the second quarter of 1999, the Company undertook a restructuring of the Electrical/Electronics businesses, which included severance and related costs for certain employees. Approximately 22 employees accepted severance packages. Total severance and related costs were $600,000, which are shown as a Restructuring Charge on the Statements of Condensed Consolidated Income. Substantially, all of these costs were paid during the third quarter of 1999.

(9)  Supplemental Cash Flow Information
---------------------------------------

  A portion of the net assets included in the Condensed Consolidated Financial Statements as a result of the Contico acquisition was financed through a preferred membership interest in the LLC held by Contico's former owners.
This interest has a stated value of $32.9 million (see Notes 3 and 7).

During the nine months ended September 30, 1998, the Company incurred additional debt of $1,018,000 relating to capital equipment. The Company also incurred $3,589,000 of debt for capital equipment relating to C.E.G.F. (USA), Inc., which the Company disposed of during 1998.

               Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               ------------------------------------------------
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ---------------------------------------------


RESULTS OF OPERATIONS

Three Months Ended September 30, 1999
-------------------------------------

  Following are summaries of sales and operating income for the three months ended September 30, 1999 and 1998 by industry segment:

Net Sales                                                 Increase (Decrease)
---------                                                 ------------------

                                       1999      1998      Amount    Percent
                                       ----      ----      ------    -------
Electrical/Electronics               $49,682   $61,902   $(12,220)   (19.7)%

Maintenance Products                  95,866    32,912     62,954    191.3 %

Operations to be Disposed Of             961       828        133     16.1 %

Discontinued Operations                1,565     5,405     (3,840)   (71.0)%


Operating Income (Loss)                                   Increase (Decrease)
                                                          ------------------

                                       1999      1998      Amount    Percent
                                       ----      ----      ------    -------
Electrical/Electronics               $3,795     $4,939   $(1,144)    (23.2)%

Maintenance Products                  8,565      2,902     5,663     195.1 %

Operations to be Disposed Of           (178)      (306)      128      41.8 %

Discontinued Operations                 (43)       275      (318)   (115.6)%


  The Electrical/Electronics Group's sales decreased $12,220,000 or 19.7% primarily due to decreased volumes in the consumer electric corded products and electrical and electronic parts and accessories businesses. These lower volumes were primarily a result of the loss of consumer electric corded products business announced on November 4, 1998.

  The Group's operating income decreased $1,144,000 or 23.2% mainly as a result of decreased volumes and higher selling, general and administrative costs as a percentage of sales in the electric corded products and electrical and electronic parts and accessories businesses.

  Sales from the Maintenance Products Group increased $62,954,000 or 191.3% primarily as a result of the Contico acquisition in January of 1999 and the Wilen acquisition in August of 1998. Excluding these acquisitions, the Group's sales increased $1,375,000, primarily due to increased volumes in the coated abrasives business.

  The Group's operating income increased $5,663,000 or 195.1%. Excluding the acquisitions mentioned above, operating income increased $762,000. The increase was primarily a result of the increased volumes, complemented with increased margins in the coated abrasives businesses.

  Sales from Operations to be Disposed Of increased $133,000 or 16.1%, mainly as a result of increased volumes in the waste-to-energy business.

  The Group's operating income increased $128,000 or 41.8% primarily as a result of the increased volumes and lower depreciation as a result of the impairment recorded at the waste-to-energy facility during the fourth quarter of 1998.

  Sales from Discontinued Operations decreased $3,840,000 or 71.0% primarily as a result of the disposition of Bach Simpson, Ltd., which was sold in January of 1999, and Diehl Machines, Inc., which was sold in May of 1999. Excluding these dispositions, sales decreased $903,000 primarily due to lower volumes in the cookie sandwich machinery business.

 The Group's operating income decreased $318,000 or 115.6% primarily as a result of the above-mentioned dispositions and decreased volumes.

  Selling, general and administrative expenses for the Company's continuing segments increased as a percentage of sales to 25.1% in the third quarter of 1999 from 24.0% for the same period in 1998. The increase was primarily a result of the increased amortization of goodwill and other intangibles associated with the acquisitions during 1998 and the first part of 1999.

  Interest and other, net decreased substantially for the third quarter of 1999 compared to the third quarter of 1998. The higher costs are primarily due to increased interest expense associated with bank borrowings to fund the Company's acquisitions.

Nine Months Ended September 30, 1999

  Following are summaries of sales and operating income for the nine months ended September 30, 1999 and 1998 by industry segment:

Net Sales                                                 Increase (Decrease)
                                                          ------------------

                                       1999       1998     Amount    Percent
                                       ----       ----     ------    -------
Electrical/Electronics              $134,637  $155,842  $ (21,205)   (13.6)%

Maintenance Products                 266,734    79,454    187,280    235.7 %

Operations to be Disposed Of           2,606     5,148     (2,542)   (49.4)%

Discontinued Operations                9,391    17,882     (8,491)   (47.5)%


Operating Income (Loss)                                   Increase (Decrease)
                                                          ------------------

                                       1999       1998     Amount    Percent
                                       ----       ----     ------    -------
Electrical/Electronics                $4,636    $9,907    $(5,271)   (53.2)%

Maintenance Products                  24,026     8,185     15,841    193.5 %

Operations to be Disposed Of            (706)     (479)      (227)   (47.4)%

Discontinued Operations                  338     1,685     (1,347)   (79.9)%


  The Electrical/Electronics Group's sales decreased $21,205,000 or 13.6% primarily due to decreased volumes in the consumer electric corded products and electrical and electronic parts and accessories businesses, offset by increased volumes associated with the Company's Woods Canada acquisition in May of 1998. Excluding this acquisition, the Electrical/Electronics Group's sales decreased

$31,418,000. These lower volumes were primarily a result of the loss of consumer electric corded products business announced on November 4, 1998.

  The Group's operating income decreased $5,271,000 or 53.2% mainly as a result of decreased volumes, offset slightly by the increased operating income associated with the Woods Canada acquisition in May of 1998. Excluding the acquisition, operating income decreased $4,346,000. A pre-tax restructuring charge of $600,000 relating primarily to severance costs for the elimination of 22 positions in the Electrical/Electronics businesses and competitive market pressures in the electrical and electronic components business contributed to the decrease.

  Sales from the Maintenance Products Group increased $187,280,000 or 235.7% primarily as a result of the Contico acquisition in January of 1999, the Disco acquisition in May of 1998 and the Wilen acquisition in August of 1998. Excluding these acquisitions, the Group's sales increased $4,672,000, primarily due to increased volumes in the Group's stain and coated abrasives businesses.

  The Group's operating income increased $15,841,000 or 193.5%. Excluding the acquisitions mentioned above, operating income increased $1,807,000. The increase was primarily a result of the increased volumes and the slightly higher margins in the stain and coated abrasives businesses. The higher margins resulted from the introduction of new products and a favorable product mix.

  Sales from Operations to be Disposed Of decreased $2,542,000 or 49.4%, mainly as a result of decreased volumes associated with the disposal of the refrigeration and cold storage facilities business in September of 1998. Excluding the disposition, sales remained relatively stable compared to the prior year.

  The Group's operating income decreased $227,000 or 47.4% primarily as a result of the disposition mentioned above. Excluding the disposition, operating income increased slightly from the prior year due to lower depreciation costs resulting from the impairment recorded at the waste-to-energy facility during the fourth quarter of 1998.

  Sales from Discontinued Operations decreased $8,491,000 or 47.5% primarily as a result of the disposition of Bach Simpson, Ltd., in January of 1999, and Diehl Machines, Inc., in May of 1999. Excluding these dispositions, sales decreased $2,256,000 primarily due to lower volumes in the cookie sandwich machinery business.

  The Group's operating income decreased $1,347,000 or 79.9% primarily as a result of the lower volumes and lower margins in the cookie sandwich machinery business.

  Selling, general and administrative expenses for the Company's continuing segments increased as a percentage of sales to 26.8% in 1999 from 24.8% for the same period in 1998. The increase was primarily a result of the increased amortization of goodwill and other intangibles associated with the acquisitions during 1998 and the first part of 1999 and the restructuring charge in the Electrical/Electronics Group.

  Interest and other, net decreased substantially for the first nine months of 1999 compared to the same period of 1998. The higher costs are primarily due to increased interest expense associated with bank borrowings to fund the Company's acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

  Combined cash and cash equivalents decreased 11% to $11,473,000 on September 30, 1999 compared to $12,898,000 on December 31, 1998. Current ratios were
2.21 to 1.00 at September 30, 1999 compared to 2.52 to 1.00 at December 31,

1998. Working capital increased to $138,916,000 at September 30, 1999 from $100,971,000 on December 31, 1998 primarily as a result of the Contico acquisition in January of 1999, offset partially by better management of working capital.

  Katy expects to commit an estimated $10,000,000 for planned capital projects in the continuing businesses during the remainder of 1999. Funding for these expenditures and for working capital needs is expected to be accomplished through the use of available cash and internally generated funds. The Company also continues to search for appropriate acquisition candidates, and may obtain all or a portion of the financing for future acquisitions through the incurrence of additional debt using the Company's unsecured $215 million credit line. As of September 30, 1999, $157 million was outstanding under this facility. Certain terms and conditions in the credit agreement may limit the amount available at any given time.

  At September 30, 1999, Katy had short and long-term indebtedness for money borrowed of $157,917,000. Total debt was 45.5% of total capitalization at September 30, 1999.

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

  The cost of this restructuring, which includes severance costs related to the elimination of 22 management employees, resulted in a pre-tax charge to earnings in the second quarter of approximately $600,000. Additionally, plant personnel levels were reduced in excess of 100 persons and 24 unfilled administrative positions were eliminated.

  The Company also announced that it has retained Donaldson, Lufkin & Jenrette Securities Corporation ("DLJ") to assist in exploring strategic alternatives relating to the Electrical/Electronics businesses, including the possible sale thereof. The Electrical/Electronics businesses: Woods North America (inclusive of Woods Industries, Inc., Woods Industries (Canada) Inc., Thorsen Tools) and GC/Waldom, Inc., account for approximately one-third of Katy's 1999 forecasted sales and approximately one-quarter of Katy's total 1999 forecasted earnings before interest, taxes, depreciation and amortization, respectively. Any proceeds from a potential sale of Electrical/Electronics businesses would be applied to currently outstanding debt. Hamilton Precision Metals, Inc., which is part of the Electrical/Electronics segment, will not be included in DLJ's assignment.

NEW ACCOUNTING PRONOUNCEMENTS

  In September 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement requires that all derivatives be recognized as either assets or liabilities in the statement of financial position and requires that those assets and liabilities be measured at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and its resulting designation.
In September 1999, the FASB issued statement No. 137, which delays the required implementation of Statement No. 133 to years beginning after September 15, 2000. While the Company is still evaluating the potential effect of this statement, its adoption is not expected to have a significant impact on the Company's financial position or results of operations.

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

  Based on assessment activities conducted by the Company beginning in 1997 regarding the year 2000 issue, Katy determined that the Company required modification or replacement of a moderate number of computer programs and microchips. The changes required were necessary for a wide variety of assets that include, but were not limited to, computer hardware and software, production machinery and phone systems. The Company believes that it has identified the major sources of potential internal year 2000 issues and implemented a company wide year 2000 remediation program (the "Y2K Program") during 1998 which includes the performance of due diligence procedures for all acquisitions made by the Company. The Company has significantly completed the Y2K Program as of September 30, 1999 and expects to fully complete the Y2K Program by November 30, 1999, however, testing of new systems will continue throughout the year. The Company believes that completion of the Y2K Program will substantially mitigate all known significant potential internal year 2000 problems by November 30, 1999. The Company will continue to investigate additional year 2000 risks as they come to the attention of the Company.

  The Company has contacted many of its critical suppliers, financial institutions, public utilities and other entities to determine the year 2000 readiness of its material business relationships. Although the company has not been informed of any material risks associated with these entities, there is no certainty that material adverse effects on the Company will be avoided.

  The Company has expensed approximately $1,198,000 of costs incurred to date related to the Y2K Program. Approximately $373,000 was expensed in the first nine months of 1999. The total remaining costs of remediation are estimated to be $115,000. The costs of the Y2K Program to date and estimated future costs, as well as Y2K Program completion dates are based on management's best estimates. However, there can be no assurance that these estimates will be achieved and actual results could differ materially from those anticipated.

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

OTHER FACTORS

  The Company, particularly its Contico International L.L.C. subsidiary, uses polyethylene, polypropylene and other thermoplastic resins as raw material in a substantial portion of its products. Resin prices have increased steadily, beginning in mid-year 1999. At this time, the portion of these cost increases recoverable through product price increases cannot be accurately estimated. The Company's future earnings may be negatively impacted to the extent that these increased costs cannot be recovered.

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

Item 6. EXHIBITS AND REPORTS ON FORM 8-K
----------------------------------------

(a)  Reports on Form 8-K

  There were no reports on Form 8-K filed during the third quarter ended September 30, 1999.



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



                                                  KATY INDUSTRIES, INC.
                                                  ---------------------
                                                       Registrant


DATE: November 12, 1999                       By /s/ Stephen P. Nicholson
                                                 ------------------------
                                                     Stephen P. Nicholson
                                                  Vice President, Finance &
                                                  Chief Financial Officer