Form 10-K
period 1999-12-31
KATY INDUSTRIES INC
filed 2000-03-22
CIK 54681

United States
                     Securities and Exchange Commission
                           Washington, D.C.  20549

                                  FORM 10-K
            Annual Report Pursuant to Section 13 or 15(d) of the
                       Securities Exchange Act of 1934

For the fiscal year ended: December 31, 1999     Commission file number 1-5558

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

                              YES  X    NO ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant, as of March 17, 2000, was $50,177,282. On that date 8,410,658 shares of Common Stock, $1.00 par value, were outstanding, the only class of the registrant's common stock.

                     DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement of Katy Industries, Inc.
(The "2000 Proxy Statement") with respect to the 2000 annual meeting of stockholders are incorporated by reference into Part III of this Form 10-K.


Exhibit index appears on page 54.  Report consists of 56 pages.



                                   PART I

Item 1.  BUSINESS

Katy Industries, Inc. ("Katy" or the "Company") was organized as a Delaware corporation in 1967. In accordance with Katy's Divestiture and Reorganization Plan (the "Plan") announced during 1997, Katy carries on business through two principal operating groups: Electrical/Electronics and Maintenance Products. Under the Plan, Katy has disposed of its entire previously reported Machinery Manufacturing Group and accordingly, that group has been reported as "Discontinued Operations" for all periods presented. The other businesses being disposed of comprise only a portion of Katy's previously reported Distribution and Service Group and one of Katy's equity investments. The operations of these businesses have been reported as "Equity in income (loss) of operations to be disposed of" in the Consolidated Statements of Operations. See Note 3 to Consolidated Financial Statements for further discussion. Each Katy company operates within a framework of broad policies and corporate goals established by Katy's corporate management, which is responsible for overall planning, financial management, acquisitions, dispositions, and other related administrative and corporate matters.

On January 8, 1999, the Company purchased all of the common membership interest in Contico International, L.L.C., a Delaware limited liability company ("Contico") and the successor to the business of Contico International Inc. Contico, based in St. Louis, Missouri, manufactures and distributes consumer storage, home and automotive products, as well as janitorial and food service equipment and supplies, with annual sales of approximately $215,000,000.
See Note 2 to Consolidated Financial Statements.

Management continuously reviews each of the Katy businesses. As a result of these ongoing reviews, management may determine to sell certain companies and may augment certain businesses with acquisitions. Under current financial conditions, any acquisitions would be funded through current cash balances, available lines of credit and/or new borrowings.

Selected restated operating data for each operating group is incorporated herein by reference to "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Part II, Item 7. Information regarding foreign and domestic operations and export sales is incorporated herein by reference to Note 14 to Consolidated Financial Statements of Katy included in Part II, Item 8. Set forth below is information about Katy's operating groups and investments and about Katy's business in general:


Electrical/Electronics Group
----------------------------

The group's principal business is the manufacture, distribution, packaging and sale of consumer electric corded products, electrical and electronic accessories, electronic components and nonpowered hand tools and specialty metals. The group accounted for 36% of the Company's consolidated sales in 1999. Woods Industries, Inc. ("Woods") and Woods Industries (Canada), Inc. ("Woods Canada") experience seasonal sales trends. The five business units comprising this group are described below:

GC/Waldom Electronics, Inc. ("GC/Waldom") GC/Waldom is headquartered in Rockford, Illinois. GC/Waldom is a leading value-added distributor of high quality, brand name electrical and electronic parts, components and accessories. In addition, the company produces a full line of home entertainment component parts and service technician products. GC/Waldom distributes primarily to the electronic, automotive and communication industries. A significant portion of GC/Waldom's products is sourced from Asia.

Thorsen Tools, Inc. ("Thorsen") Thorsen is headquartered in Carmel, Indiana. Thorsen is a leading value-added distributor of nonpowered hand tools. Thorsen Tool's products are sourced from Asia.

Hamilton Precision Metals, Inc. ("Hamilton") Hamilton, located in Lancaster, Pennsylvania, rerolls a wide range of precision metal strip and foil for the medical, electronics, aerospace and computer industries. The company's products are used in a wide range of high-tech applications.

Woods Industries (Canada), Inc. Woods Canada is headquartered in Toronto, Ontario, Canada. Woods Canada designs, manufactures and markets a wide variety of consumer corded products including low voltage garden lighting, extension cords, multiple outlet and surge strips, specialty corded products, automotive products and electronic timers.

Woods Industries, Inc. Woods is headquartered in Carmel, Indiana and has additional warehousing, distribution and manufacturing facilities in Bloomington, Jasonville, Loogootee, Mooresville and Worthington, Indiana, and Toronto, Ontario, Canada. Woods manufactures and distributes consumer electric corded products, supplies and electrical/electronics accessories. These products are sold to retailers principally located in the United States and Canada. A significant portion of Woods' products is sourced from Asia.


Maintenance Products Group
--------------------------

The group's principal business is the manufacture, distribution, packaging and sale of sanitary maintenance supplies, professional cleaning products, consumer products, abrasives and stains. The group accounted for 64% of the Company's consolidated sales in 1999. Duckback Products, Inc. ("Duckback") is the only business in this group that experiences significant seasonal sales trends.
The seven business units comprising this group are described below:

Contico International, L.L.C. Contico, based in St. Louis, Missouri, manufactures and distributes consumer storage, home and automotive products, as well as janitorial and food service equipment and supplies. Products are sold primarily to the consumer storage, home and automotive, food service and sanitary maintenance markets.

Glit/Disco, Inc. ("Disco") Disco is located in McDonough, Georgia. Disco is a manufacturer and distributor of cleaning and specialty products sold to the restaurant/food service industry.

Duckback Products, Inc. Duckback, located in Chico, California, is a manufacturer of high quality exterior transparent stains, coatings and water repellents. These products are sold under the trade names Superdeck, Supershade and Fightback. Duckback's revenues and operating income experience seasonal trends, with low sales levels in the fourth quarter.

Glit/Microtron Abrasives ("Glit/Microtron") Glit/Microtron is headquartered in Wrens, Georgia, and has additional manufacturing and sales facilities in Pineville, North Carolina, and Mississauga, Ontario, Canada. Glit/Microtron manufactures nonwoven floor maintenance pads, scouring pads and specialty abrasive products for cleaning and finishing. Products are sold primarily to the sanitary maintenance, restaurant supply and consumer markets. In addition, Glit/Microtron manufactures a line of wood sanding products which are sold through retail stores across the United States and Canada. Consumer products are marketed under various brand names, including Kleenfast, through supermarkets and drug and variety stores.

Glit/Gemtex Abrasives ("Gemtex") Gemtex is headquartered in Etobicoke, Ontario, Canada and has an additional distribution plant in Buffalo, New York. Gemtex is a manufacturer and distributor of fiber disks and coated abrasives for the automotive, industrial and consumer markets.

Loren Products ("Loren") Loren is headquartered in Lawrence, Massachusetts. Loren is a manufacturer and distributor of cleaning and abrasive products for the industrial markets and building products for the consumer markets. Loren markets its institutional products under the brand names of Brillo and Boraxo and manufactures certain products under private labels.

Wilen Products, Inc. ("Wilen") Wilen is headquartered in Atlanta, Georgia. Wilen is a manufacturer and distributor of a wide variety of professional cleaning products, including mops, brooms and plastic cleaning accessories for both the industrial and consumer markets.


Operations to be Disposed Of
----------------------------

The companies in this group include a shrimp harvesting and farming operation, and a waste-to-energy facility operation. The gross sales of these operations are excluded from the Consolidated Statements of Operations, see Note 3 to Consolidated Financial Statements for further discussion. The companies in this group do not experience seasonal sales trends. Bee Gee Holding Company, Inc. ("Bee Gee") has a number of competitors, some of which are larger and have greater financial resources. The two businesses comprising the Operations to be Disposed Of are described below:

Bee Gee Holding Company, Inc. Bee Gee harvests shrimp off the coast of South and Central America and owns shrimp farming operations in Nicaragua. Katy's interest in this company is an equity investment. See Note 5 to Consolidated Financial Statements.

Savannah Energy Systems Company ("SESCO"). SESCO owns and operates a waste-to-energy facility in Savannah, Georgia. See Note 10 to Consolidated Financial Statements. SESCO's profitability is seasonal in that its fourth quarter results tend to be higher as a result of the contractual nature of its business with a local municipality.


Customers
---------

During 1999, Katy had several large customers in the mass merchant/discount/home improvement retail markets. While no single customer accounted for 10% of Katy's consolidated sales, several approached this threshold, and a significant loss of business at any of these retail outlets would have an adverse impact on the Company's results. Katy had one major customer in its Electrical/Electronics segment that accounted for approximately 14% of the Company's consolidated 1998 annual sales. On November 4, 1998, the Company announced that this major customer withdrew its commitment to purchase extension corded products from Woods.


Backlog
-------

Electrical/Electronics:

The Company's aggregate backlog position for this segment was $16,600,000 and $14,300,000 as of December 31, 1999 and 1998, respectively. The 1999 orders are firm and are expected to be shipped during 2000.

Maintenance Products:

The Company's aggregate backlog position for this segment was $13,600,000 and $5,000,000 as of December 31, 1999 and 1998, respectively. The 1999 orders are firm and are expected to be shipped during 2000.


Markets and Competition
-----------------------

Electrical/Electronics:

The Company markets branded electrical and electronics products primarily in North America through a combination of direct salesman, manufacturers' sales representatives and wholesale distributors. The Company's primary customer base is made up of major national retail chains that service the home improvement, hardware, mass merchant, discount and automotive markets, smaller regional concerns serving a similar customer base and a variety of electrical and electronic distributors.

Electrical and electronic products sold by the Company are generally used by consumers and include such items as extension cords, work lights, surge suppressors, power taps and strips, computer connectivity devices, telephone accessories, outdoor lights and timers and a variety of electronic connectors and switches. The Company has entered into license agreements pursuant to which it markets certain of its products using certain other companies' proprietary brand names. Overall demand for the Company's products is highly correlated with consumer demand, the performance of the general economy and to a lesser extent home construction and resale activity.

The markets for the Company's electrical and electronic products are highly competitive. Competition is based primarily on price and the ability to provide superior customer service in the form of complete on-time product delivery. Other competitive factors include brand recognition, product design, quality and performance. Foreign competitors, especially from Asia, provide an increasing level of competition. In the retail extension cord market, there are two major competitors who collectively, with the Company, account for the major share of the United States market.

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

Maintenance Products:

The Company markets branded consumer storage, sanitary maintenance supplies, professional cleaning products, abrasives and stains primarily in North America and Europe through a combination of direct salesman, manufacturers sales representatives and wholesale distributors. The Company's Maintenance Products Group services the home improvement, hardware, sanitary maintenance, industrial, food service and automotive markets.

Maintenance products sold by the Company include such items as plastic storage containers, floor maintenance pads, scouring pads, sponges, specialty abrasive products for cleaning and finishing; brooms, mops, buckets and other plastic cleaning products; high quality exterior transparent stains, coating and water repellents; and cleaning and specialty products for the restaurant/food service industry.

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


Raw Materials
-------------

Katy's operations have not experienced significant difficulty in obtaining raw materials, fuels, parts or supplies for their activities during the most recent fiscal year, but no prediction can be made as to possible future supply problems or production disruptions resulting from possible shortages. The Company, particularly its Contico subsidiary, uses polyethylene, polypropylene and other thermoplastic resins as raw material in a substantial portion of its products. Resin prices have increased steadily, beginning in mid-year 1999.
At this time, the portion of these cost increases recoverable, if any, through product price increases cannot be accurately estimated. The Company's future earnings may be negatively impacted to the extent that these increased costs cannot be recovered.


Employees
---------

As of March 17, 2000, Katy employed 3,834 people, of which 3,792 related to the Company's continuing businesses. Approximately 947 employees of the Company were members of various unions. Katy's labor relations are generally satisfactory and there have been no strikes in recent years that have materially affected its operations.


Regulatory and Environmental Matters
------------------------------------

Katy does not anticipate that federal, state or local environmental laws or regulations will have a material adverse effect on its consolidated operations or financial position. Katy anticipates making additional expenditures for environmental control facilities during 2000, in accordance with terms agreed upon with the United States Environmental Protection Agency and various state environmental agencies. (See Part II, Item 7 - Environmental and Other Contingencies)


Licenses, Patents and Trademarks
--------------------------------

The success of Katy's products historically has not depended on patent, trademark and license protection, but rather on the quality of Katy's products, proprietary technology, contract performance, customer service and the technical competence and creative ability of Katy's personnel to develop and introduce saleable products. While this remains true with a majority of Katy's businesses, certain recent acquisitions are more reliant on patent protection and licensing agreements in the successful marketing of their products. Examples include licensed branding programs involving Woods, Woods Canada and Loren, and the development of patented products and technology at Contico and Wilen.



Item 2.  PROPERTIES

As of December 31, 1999, Katy's total building floor area owned or leased was 5,403,000 square feet, of which 1,276,000 square feet were owned and 4,127,000 square feet were leased. The following table shows by industry segment a summary of the size (in square feet) and character of the various facilities included in the above totals together with the location of the principal facilities.


Industry Segment                                     Owned     Leased     Total
(In thousands of square feet)

Electrical/Electronics - primarily plant and
office facilities with principal facilities
located in Chicago and Rockford, Illinois;
Hong Kong; Taipei, Taiwan; Carmel, Bloomington
Jasonville, Loogootee, Mooresville, and
Worthington, Indiana; Lancaster,
Pennsylvania; and Toronto, Ontario, Canada             564       649      1,213

Maintenance Products - primarily
plant and office facilities with principal
facilities located in Chico, Norwalk and
Sante Fe Springs, California; Wrens, Thomson,
McDonough, and Atlanta, Georgia; Phoenix,
Arizona; Bridgeton, Creve Coeur, Earth
City, Hazelwood and St. Louis, Missouri;
Pineville, North Carolina; Buffalo, New York;
Lawrence, Massachusetts; Winters, Texas;
Etobicoke and Mississauga, Ontario, Canada;
and Redruth, Cornwall, England                         588      3,465     4,053

Other Operations to be Disposed Of - primarily
plant and office facilities with principal
facilities located in Savannah, Georgia                 63         0        63

Corporate - office facilities in Englewood,
Colorado; and Chicago, Illinois                         61        13        74

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

1.  Environmental Claims

(a) Administrative Order on Consent - W.J. Smith Wood Preserving Company ("WJ Smith") and Katy Industries, Inc., U.S. EPA Docket No.
    RCRA-VI-7003-93-02 and Texas Water Commission Administrative Enforcement Action.

(b) Notice of Claim - Medford, Oregon.

The W. J. Smith case, matter (a) above, originated in the 1980's when the United States and the State of Texas, through the Texas Water Commission ("TWC"), initiated environmental enforcement actions against W.J. Smith alleging that certain conditions on the W.J. Smith property (the "Property") violated environmental laws. Following such enforcement actions, W.J. Smith engaged in a series of cleanup activities on the W.J. Smith property and implemented a groundwater monitoring program.

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

Since 1990, the Company has spent in excess of $6,000,000 in undertaking cleanup and compliance activities in connection with this matter and has established a reserve, in excess of $3,000,000 before taxes, for future such activities. The Company believes that the amount reserved will be adequate; however, total cleanup and compliance costs cannot be determined at this time.

Concerning matter (b) above, by letter dated August 20, 1993, a claim was asserted by Balteau Standard, Inc. ("Balteau") against Katy concerning PCB contamination at the Medford, Oregon facility of the former Standard Transformer division of American Gage and Machine Company. Balteau demanded that Katy accept financial responsibility for investigation and cleanup costs incurred as a result of the PCB contamination. Katy and Balteau agreed to share such costs. Pursuant to such agreement, Katy paid 65% of the first $2,000,000 of such costs and agreed to pay 50% of such costs to the extent that they exceed $2,450,000. Since it executed the cost sharing agreement, Katy has paid approximately $1,500,000 in cleanup costs. Katy believes the cleanup plan has been successful and has requested that the Oregon Department of Environmental Quality inspect and approve the remediation work. Katy has received such approval with respect to a portion of the cleanup plan. Further monitoring of groundwater and testing and cleanup of adjacent property may be required before approval can be obtained with respect to the remainder of the plan. Pending such approval, the liability of Katy and its subsidiary cannot be determined at this time.

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

2. Banco del Atlantico, S.A. v. Woods Industries, Inc., et al., Civil Action No. L-96-139 (U.S. District Court, Southern District of Texas).

In December 1996, Banco del Atlantico, a bank located in Mexico, filed a lawsuit against Woods, a subsidiary of the Company, and against certain past and then present officers and directors and former owners of Woods, alleging that the defendants participated in a violation of the Racketeer Influenced and Corrupt Organizations Act involving allegedly fraudulently obtained loans from Mexican banks, including the plaintiff, and "money laundering" of the proceeds of the illegal enterprise. All of the foregoing is alleged to have occurred prior to the Company's purchase of Woods. The plaintiff also alleges that it made loans to an entity controlled by certain officers and directors based upon fraudulent representations. The plaintiff seeks to hold Woods liable for its alleged damage under principles of respondeat superior and successor liability. The plaintiff is claiming damages in excess of $24,000,000 and is requesting treble damages under the statutes. The defendants have filed a motion, which has not been ruled on, to dismiss this action on jurisdictional grounds. Because the litigation is in preliminary stages, it is not possible at this time for the Company to determine an outcome or reasonably estimate the range of potential exposure. The Company may have recourse against the former owner of Woods and others for, among other things, violations of covenants, representations and warranties under the purchase agreement through which the Company acquired Woods, and under state, federal and common law. In addition, the purchase price under the purchase agreement may be subject to adjustment as a result of the claims made by Banco del Atlantico. The extent or limit of any such recourse cannot be predicted at this time.



Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of 1999.



                                   PART II


Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Katy's common stock is traded on the New York Stock Exchange ("NYSE"). The following table sets forth high and low sales prices for the common stock in composite transactions as reported on the NYSE composite tape for the prior two years and dividends declared during such periods.

                                                                   Cash
                                                                 Dividends
Period                        High              Low              Declared
1999
   First Quarter            $17 5/16         $12 3/4               $.075
   Second Quarter            17 5/8           12 3/4                .075
   Third Quarter             12 15/16         10 7/8                .075
   Fourth Quarter            12 1/16          8                     .075

1998
   First Quarter            $20 1/4          $17 5/8               $.075
   Second Quarter            19 15/16         17 7/8                .075
   Third Quarter             18 13/16         13 7/8                .075
   Fourth Quarter            21               15 1/16               .075

Dividends are paid at the discretion of the Board of Directors and are reviewed on a quarterly basis.

As of March 17, 2000, there were 2,231 record holders of the Common Stock and there were 8,410,658 shares of Common Stock outstanding.


Item 6.  SELECTED FINANCIAL DATA
                                          Years Ended December 31,

                                1999      1998      1997      1996      1995
                                ----      ----      ----      ----      ----
                      (Thousands of dollars, except per share data and ratios)

Net sales                     $565,941  $342,315  $286,023  $156,024  $136,093

Net income
  Continuing segments -
  businesses to be retained   $ 10,441  $ 11,007  $  9,435  $  5,803  $  6,046
  Unusual Items [a]              1,848       -         387     6,685    22,520
  Operations to be disposed of    (134)    2,075      (179)      275    (2,139)
                                ------    ------    ------    ------    ------
    Continuing operations       12,155    13,082     9,643    12,763    26,427
    Discontinued operations [b] (1,700)      -       1,959       953     2,144
                                ------    ------    ------    ------    ------
    Net income                $ 10,455  $ 13,082  $ 11,602  $ 13,716  $ 28,571
                                ======    ======    ======    ======    ======
Earnings per share - Basic
  Continuing segments         $   1.25  $   1.33  $   1.14  $    .70  $    .67
  Unusual Items [a]                .22       -         .05       .80      2.51
  Operations to be disposed of    (.02)      .25      (.03)      .03      (.24)
                                  ----      ----      ----      ----      ----
    Continuing operations         1.45      1.58      1.16      1.53      2.94
    Discontinued operations [b]   (.20)      -         .24       .11       .24
                                  ----      ----      ----      ----      ----
    Earnings per common share $   1.25  $   1.58  $   1.40  $   1.64  $   3.18
                                  ====      ====      ====      ====      ====
Earnings per share - Diluted
  Continuing segments         $   1.21  $   1.30  $   1.12  $    .70  $    .67
  Unusual Items [a]                .18       -         .05       .80      2.51
  Operations to be disposed of    (.01)      .25      (.02)      .03      (.24)
                                  ----      ----      ----      ----      ----
    Continuing operations         1.38      1.55      1.15      1.53      2.94
    Discontinued operations [b]   (.17)      -         .23       .11       .24
                                  ----      ----      ----      ----      ----
    Earnings per common share $   1.21  $   1.55  $   1.38  $   1.64  $   3.18
                                  ====      ====      ====      ====      ====
Total assets [c]              $491,836  $293,175  $237,160  $235,377  $225,412
Total liabilities and
  preferred interest           331,525   143,859    97,989   105,331    95,082
Stockholders' equity           160,311   149,316   139,171   130,046   130,330
Long-term debt, excluding
  current portion [c]          150,835    39,908     9,948     8,582     9,346
Depreciation and
  amortization [c]              20,172     7,162     4,568     5,505     5,949
Capital expenditures            21,066    15,921    10,699     5,319     9,163
Working capital [c]            120,893   100,971   103,252   107,571    96,425
Ratio of debt to capitalization   48.5%     21.1%      7.1%      6.6%     15.8%
Stockholders' equity
  per share                   $  19.05  $  17.91  $  16.81  $  15.78  $  14.94
Return on average
  stockholders' equity             7.9%      9.1%      8.6%     10.5%     23.7%

Weighted average common
  shares outstanding - Basic 8,366,178 8,289,915 8,272,836 8,339,189 8,984,513
Stockholders of record           2,230     2,170     2,220     2,670     2,730
Number of employees              3,834     2,472     1,907     2,049     1,109
Cash dividends declared per
  common share                    $.30      $.30      $.30      $.30      $.25

[a] Includes the following after-tax items for 1999: collections on previously reserved notes of $520,000, increase to LIFO inventory reserve of ($669,000), costs related to potential sale of Electrical/Electronics and other restructuring of ($753,000) and a reversal of income tax liabilities of $2,750,000; 1997: gain on sale of property of $387,000; 1996: gain on sale of investments of $6,685,000; 1995: gain on sale of investments of $20,095,000 and gain on insurance proceeds of $2,425,000.

[b] Loss from operations for Discontinued Operations has been recorded in the line item "Income (loss) from operations from discontinued businesses (net of tax)" on the 1999 Consolidated Statement of Operations. See Note 3 to Consolidated Financial Statements.

[c] Total assets include $16,635 of net assets from Discontinued Operations and Operations to be Disposed Of for 1999, $31,962 of net assets from Discontinued Operations and Operations to be Disposed Of for 1998, and $42,095 of net assets from Discontinued Operations and Operations to be Disposed Of for 1997. Long-term debt includes $9,948 from Operations to be Disposed Of for 1997. Depreciation and amortization includes $459, $1,640 and $2,230 from Discontinued Operations and Operations to be Disposed Of for 1999, 1998 and 1997 respectively. Working capital includes $737, $12,162 and $12,593 of net current assets from Discontinued Operations and Operations to be Disposed Of for 1999, 1998 and 1997 respectively. See Note 3 to the Consolidated Financial Statements.


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

For purposes of this discussion and analysis section, reference is made to the table below and the Company's Consolidated Financial Statements (included in Part II, Item 8). Katy has two principal operating groups:
Electrical/Electronics and Maintenance Products. Under the Plan, Katy has disposed of its entire previously reported Machinery Manufacturing Group and, accordingly that group has been reported as "Discontinued Operations" in the Consolidated Financial Statements. The other businesses being disposed of comprise only a portion of Katy's previously reported Distribution and Service Group and one of Katy's equity investments. The operations of these businesses have been reported as "Equity in income (loss) of operations to be disposed of" in the Consolidated Statement of Operations. For purposes of discussion and analysis, information for the Discontinued Operations and the Operations to be Disposed Of is presented below.

The table below and the narrative that follows, summarize the key factors in the year-to-year changes in operating results.

                                             Years Ended December 31,
                                     1999              1998              1997
                                     ----              ----              ----
                                              (Thousands of dollars)
Electrical/Electronics Group
----------------------------
Net external sales                $204,180          $230,927          $218,237
Net intercompany sales              59,992            32,103               175
Income from operations [a]           8,303            14,839            13,191
Operating margin                       4.1%              6.4%              6.0%
Identifiable assets                133,890           126,362           112,156
Depreciation and amortization        2,557             1,652               398
Capital expenditures                 3,434             7,348             5,138

Maintenance Products Group
--------------------------
Net external sales                $361,761          $111,388          $ 67,786
Net intercompany sales              11,141             6,389             4,306
Income from operations [a]          29,458             8,401             6,328
Operating margin                       8.1%              7.5%              9.3%
Identifiable assets                318,906           110,317            46,333
Depreciation and amortization       17,065             3,779             1,854
Capital expenditures                16,936             2,725             1,234

Operations to be Disposed Of
----------------------------
Net external sales                $  3,900          $  6,297          $  9,568
Net intercompany sales                  -                 -                 -
Income (loss) from operations         (190)           (3,262)              122
Operating margin (deficit)            (4.9%)            (7.3%)             1.3%
Identifiable assets                 17,903            17,680            31,599
Equity Investments                   6,988             7,034             6,500
Depreciation and amortization            5             1,009             1,549
Capital expenditures                   429             5,126             3,034

Discontinued Operations
-----------------------
Net external sales                $ 10,025          $ 23,349          $ 31,537
Net intercompany sales                  -                146                -
Income (loss) from operations         (191)            1,663             3,046
Operating margin (deficit)            (1.9%)             7.1%              9.7%
Identifiable assets                     -             16,975            18,486
Depreciation and amortization          454               631               681
Capital expenditures                    80               547             1,252

Corporate
---------
Corporate expenses [a]            $  9,990          $  7,965          $  6,496
Identifiable assets                 22,405            24,535            43,818
Depreciation and amortization           91                91                86
Capital expenditures                   187               175                41

Company
-------
Net external sales [b]            $579,866          $371,961          $327,128
Net intercompany sales              71,133            38,638             4,481
Income from operations [b]          27,390            13,676            16,191
Operating margin [b]                   4.7%              4.4%              4.9%
Identifiable assets [b]            493,104           295,869           252,392
Depreciation and amortization [b]   20,172             7,162             4,568
Capital expenditures                21,066            15,921            10,699

[a] Salaries and related costs for certain executive officers were included in Maintenance Products and Electrical/Electronics in 1998 and 1997, but have been included in Corporate Expense in 1999. These amounts were approximately $1,500,000 in 1999, $1,400,000 in 1998 and $900,000 in 1997.

[b] Company balances include amounts from both "Discontinued Operations" and "Operations to be Disposed Of" in the Consolidated Financial Statements for 1999, 1998 and 1997. The "Income (loss) from operations" for "Discontinued Operations" has been recorded in the line item "Income (loss) from operations of discontinued businesses (net of tax)" on the 1999 Consolidated Statement of Operations. See Note 3 to the Consolidated Financial Statements.


1999 Compared to 1998
---------------------

The Electrical/Electronics Group's sales decreased $26,747,000 or 12% primarily due to decreased volumes in the consumer electric corded products and electrical and electronic parts and accessories businesses, offset by increased volumes associated with the Company's Woods Canada acquisition in May of 1998. Excluding this acquisition, the Group's sales decreased $39,291,000. These lower volumes were primarily a result of the loss of consumer electric corded products business announced on November 4, 1998. As of that date, Katy's largest single customer withdrew its commitment to purchase electric corded products from Woods, resulting in a loss of sales of approximately $31,000,000. Another significant customer, Hechinger Company, filed for Chapter 11 bankruptcy in mid-1999. Sales to this customer were lower by $7,600,000 in 1999 compared to 1998.

The Group's operating income decreased $6,536,000 or 44% mainly as a result of decreased volumes and higher selling, general and administrative costs as a percentage of sales, offset slightly by the increased operating income associated with the Woods Canada acquisition in May of 1998. Excluding the acquisition, operating income decreased $8,278,000. A pre-tax restructuring charge of $600,000 relating primarily to severance costs for the elimination of 22 positions in the Electrical/Electronics businesses, and competitive market pressures in the electrical and electronic components business contributed to the decrease. Results are also negatively impacted by costs and operational considerations related to the consolidation of GC Electronics and Waldom Electronics during the later half of the year.

Identifiable assets for the Group increased slightly during the year mainly as a result of higher working capital levels at Woods and Woods
Canada.

Sales from the Maintenance Products Group increased $250,373,000 or 225% primarily as a result of the Contico acquisition in January of 1999, the Disco acquisition in May of 1998 and the Wilen acquisition in August of 1998. Excluding these acquisitions, the Group's sales increased $5,663,000 or 7% primarily due to increased volumes in the Group's coated abrasive and stain businesses.

The Group's operating income increased $21,057,000 or 251%. Excluding the acquisitions mentioned above, operating income increased $2,645,000. The increase was primarily a result of the increased volumes and the slightly higher margins in the stain and coated abrasives businesses. The higher margins resulted from the introduction of new products and a favorable product mix.

Identifiable assets for the Group increased during the year mainly as a result of the previously announced acquisition of Contico in January of 1999.

Sales from Operations to be Disposed Of decreased $2,397,000 or 38%, mainly as a result of decreased volumes associated with the disposal of the refrigeration and cold storage facilities business in June of 1998. Excluding the disposition, sales remained relatively stable compared to the prior year.

The Group's operating income increased $3,072,000 or 94% primarily as a result of an impairment recorded at the waste-to-energy facility during the fourth quarter of 1998.

Identifiable assets for the Group remained relatively stable from the prior year.

Sales from Discontinued Operations decreased $13,324,000 or 57% primarily as a result of the disposition of Bach Simpson, Ltd., in January of 1999, Diehl Machines, Inc., in May of 1999, and Peters Machinery, Inc., in September of 1999. All of the companies included in Discontinued Operations had been disposed of as of December 31, 1999. See Note 3 to the Consolidated Financial Statements.

The Group's operating loss decreased $1,854,000 or 112% primarily as a result of the dispositions described above.

Corporate expenses increased $2,025,000 or 25%. This increase was primarily a result of allocating certain employees salaries and related costs to the corporate segment for the year ended December 31, 1999. Corporate expenses also included $303,000 of costs associated with the potential sale of the Electrical/Electronics segment.

Identifiable assets at Corporate decreased primarily as a result of lower cash levels at year end.

Although the results of these operating groups can be significantly affected by the strength of the general economy, the Company believes that it has positioned itself well in segments that can be expanded both externally through acquisitions and internally through new products, operational improvements and increased market penetrations.

Following is a discussion concerning other factors that affected the Company's net income.

Gross profit from continuing operations increased $75,995,000 or 77% as gross margin percentages increased to 31% from 29% in 1998. The increase in gross profit is primarily a result of the Contico acquisition in January of 1999. Gross margins in 1999 were negatively impacted by $1,029,000 as a result of the adoption of LIFO inventory accounting for its Contico subsidiary acquired in January of 1999. The LIFO method is not used by any other subsidiary and was not used by Katy in 1998 or 1997. The increased expense due to LIFO accounting resulted from price increases for the thermoplastic resins, a significant raw material in the Contico production process. Selling, general and administrative expenses increased $63,499,000 or 76% in 1999 compared to the prior year. Selling, general and administrative expenses increased as a percentage of sales to 26% in 1999 from 24% for the same period in 1998. The increase was primarily a result of the increased amortization of goodwill and other intangibles associated with the acquisitions during 1998 and the first part of 1999 combined with the restructuring charge, costs related to the potential sale of the Electrical/Electronics Group and costs to restructure Contico's outside sales force.

Interest expense increased substantially for 1999 compared to 1998, as a result of increased interest expense associated with bank borrowings to fund the Company's acquisitions. Interest income decreased slightly due to the Company maintaining lower average cash and cash equivalent balances during 1999 compared to 1998. Other, net in 1999 was income of $1,620,000 versus income of $1,523,000 in 1998. The amounts in both years resulted from the Company receiving past due balances on previously written-off notes and investments.

Income before provision for income taxes decreased to $17,050,000 in 1999 from $19,821,000 in 1998. In addition to the factors mentioned previously, other items affecting income in 1998 were the gain on sale of the Company's cold storage facility of $6,122,000, which was partially offset by the impairment loss resulting from the reduction in the fair value of the waste-to-energy facility of $2,800,000 being recorded in "Equity in income (loss) of operations to be disposed of" on the Consolidated Statement of Operations. Excluding these items, the income from continuing operations before income taxes increased $551,000, primarily as a result of increased operating income from the Maintenance Products Group, offset partially by decreased operating income in the Electrical/Electronics Group.

Provision for income taxes in 1999 was $3,217,000 or an effective tax rate of 19% and $6,739,000 or an effective tax rate of 34% in 1998. The decrease in the 1999 effective tax rate resulted from the reversal of income tax reserves as a result of the expiration of the relevant statute of limitations with respect to certain income tax returns, or the resolution of specific income tax matters with the relevant tax authorities.


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

Operating income for Discontinued Operations decreased $1,383,000 or 45%. The decrease in operating income was primarily a result of lower volumes combined with diminished margins in the wood processing machinery and cookie sandwich machinery businesses.

Corporate expenses increased $1,469,000 or 23%. This increase was mainly a result of banking fees, increased outside service fees and salary and compensation increases for 1998 as compared to 1997.

Identifiable assets at Corporate decreased primarily as a result of lower cash levels at year end.

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

Provision for income taxes in 1998 was $6,739,000 or an effective tax rate of 34% and $4,922,000 or an effective tax rate of 34% in 1997.


Liquidity and Capital Resources
-------------------------------

Combined cash and cash equivalents decreased 23% to $9,988,000 on December 31, 1999, from $12,898,000 on December 31, 1998, mostly due to maintaining a lower cash balance due to better application of cash against long-term debt at year end. Excluding the current year acquisitions, cash flow from operations was substantial enough to cover liquidity and capital resource requirements. Current ratios were 2.03 to 1.00 and 2.52 to 1.00 at December 31, 1999 and 1998, respectively. Working capital increased 20% to $120,893,000 on December 31, 1999, from $100,971,000 on December 31, 1998. This increase is attributable to the Contico acquisition in January of 1999. Excluding this acquisition, working capital decreased approximately 17%.

At December 31, 1999, Katy had short and long-term indebtedness of $150,902,000, substantially all of which was outstanding under an unsecured revolving credit agreement. Total debt was 48.5% of total capitalization at December 31, 1999. The Company had $159,000,000 outstanding under this agreement as of March 17, 2000. See Note 6 to Consolidated Financial Statements for further discussion. Interest accrues at a rate equal to LIBOR plus 2% and ranged from (6.73 - 8.13%) in 1999. The principal outstanding under the agreement at December 31, 1999 is currently due at the current expiration date of the facility on December 11, 2001.

Katy has authorized and expects to commit approximately $24,000,000 for capital projects in 2000, exclusive of acquisitions, if any. Also, on February 26, 2000, the Company's Board of Directors authorized management to spend up to $5,000,000 over a twelve month period for the repurchase of Katy common stock in the open market. The Company expects to meet these cash requirements through the use of available cash and internally generated funds. The revolving credit agreement has certain covenants which limit the Company's borrowing capacity.

In addition to constantly striving for improved earnings results, the Company is focusing on further improving its management of working capital to ensure optimal utilization of its assets. The Company's financial plans for 2000 focus on efforts in both of these areas.

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


Restructuring and Evaluation of Alternatives for Electrical/Electronics Segment
-------------------------------------------------------------------------------

In June 1999, the Company announced a restructuring plan for its Electrical/Electronics businesses as a result of weaker than expected sales performance and lower margins. The restructuring plan included (i) making substantial cost reductions in these operations, (ii) intensifying the marketing and product development efforts initiated earlier in the year; and,
(iii) accelerating the consolidation of operations within the segment begun earlier in the second quarter.

The cost of this restructuring, which includes severance costs related to the elimination of 22 management employees, resulted in a pre-tax charge to earnings in the second quarter of approximately $600,000. Additionally, plant personnel levels were reduced in excess of 100 persons and 24 unfilled administrative positions were eliminated.

Concurrently, the Company announced that it retained Donaldson, Lufkin & Jenrette Securities Corporation to assist in exploring strategic alternatives relating to the Electrical/Electronics businesses, including the possible sale thereof. Prior to year end, the Company announced that after reviewing various alternatives, it had decided to retain the Electrical/Electronic businesses. The Company believes that with the consolidation of GC Electronics and Waldom Electronics, and the restructuring and branding initiatives at Woods, substantially more value exists in these businesses than could be translated into a fair offer at the time alternatives were being evaluated.


New Accounting Pronouncements
-----------------------------

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


Environmental and Other Contingencies
-------------------------------------

In December 1996, Banco del Atlantico, a bank located in Mexico, filed a lawsuit against Woods, a subsidiary of the Company, and against certain past and then present officers and directors and former owners of Woods, alleging that the defendants participated in a violation of the Racketeer Influenced and Corrupt Organizations Act involving allegedly fraudulently obtained loans from Mexican banks, including the plaintiff, and "money laundering" of the proceeds of the illegal enterprise. All of the foregoing is alleged to have occurred prior to the Company's purchase of Woods. The plaintiff also alleges that it made loans to an entity controlled by certain officers and directors based upon fraudulent representations. The plaintiff seeks to hold Woods liable for its alleged damage under principles of respondeat superior and successor liability. The plaintiff is claiming damages in excess of $24,000,000 and is requesting treble damages under the statutes. The defendants have filed a motion, which has not been ruled on, to dismiss this action on jurisdictional grounds. Because the litigation is in preliminary stages, it is not possible at this time for the Company to determine an outcome or reasonably estimate the range of potential exposure. The Company may have recourse against the former owner of Woods and others for, among other things, violations of covenants, representations and warranties under the purchase agreement through which the Company acquired Woods, and under state, federal and common law. In addition, the purchase price under the purchase agreement may be subject to adjustment as a result of the claims made by Banco del Atlantico. The extent or limit of any such recourse cannot be predicted at this time.

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

The Company and certain of its current and former direct and indirect corporate predecessors, subsidiaries and divisions have been identified by the United States Environmental Protection Agency, state environmental agencies and private parties as potentially responsible parties ("PRPs") at a number of hazardous waste disposal sites under the Comprehensive Environmental Response, Compensation and Liability Act ("Superfund") or equivalent state laws and, as such, may be liable for the cost of cleanup and other remedial activities at these sites. Responsibility for cleanup and other remedial activities at a Superfund site is typically shared among PRPs based on an allocation formula. Under the federal Superfund statute, parties could be held jointly and severally liable, thus subjecting them to potential individual liability for the entire cost of cleanup at the site. Based on its estimate of allocation of liability among PRPs, the probability that other PRPs, many of whom are large, solvent, public companies, will fully pay the costs apportioned to them, currently available information concerning the scope of contamination, estimated remediation costs, estimated legal fees and other factors, the Company has recorded and accrued for indicated environmental liabilities in the aggregate amount of approximately $4,100,000 at December 31, 1999. The ultimate cost will depend on a number of factors and the amount currently accrued represents management's best current estimate of the total cost to be incurred. The Company expects this amount to be substantially paid over the next one to four years.

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

2. During 1995, the Company reached agreement with the Oregon Department of Environmental Quality ("ODEQ") as to a cleanup plan for PCB contamination at the Medford, Oregon facility of the former Standard Transformer division of American Gage. The agreement required the Company to pay $1,300,000 of the first $2,000,000 in cleanup costs. Those funds were expended in 1998. Another former occupant of the site, Balteau Standard, Inc. was responsible for the remaining $700,000 of the first $2,000,000 and the next $450,000 in cleanup costs above the $2,000,000. The parties are now sharing equally in cleanup costs. Katy believes the cleanup plan has been successful and has requested that the ODEQ inspect and approve the remediation work. Katy has received such approval with respect to a portion of the cleanup plan. Further monitoring of groundwater and testing and cleanup of adjacent property may be required before approval can be obtained with respect to the remainder of the plan. Pending such approval, the liability of Katy and its subsidiary cannot be determined at this time.

Although management believes that these actions individually and in the aggregate are not likely to have a material adverse effect on the Company, further costs could be significant and will be recorded as a charge to operations when such costs become probable and reasonably estimable.


Year 2000
---------

The year 2000 issue was a problem that has a potentially material adverse impact on the Company as well as governments, businesses, and individuals throughout the world. The year 2000 issue related to computer programs and microchips that may not have been able to properly recognize the first two digits of a year, beginning after December 31, 1999. The problem was thought to have the potential to disrupt the operation of products and services that rely on these computer programs or microchips.

Based on assessment activities conducted by the Company beginning in 1997 regarding the year 2000 problem, the Company determined that the modification or replacement of a moderate number of computer programs and microchips was required. The changes required were necessary for a wide variety of assets which included, but were not limited to, computer hardware and software, production machinery and phone systems. The Company believes that it identified the major sources of potential internal year 2000 issues and implemented a Company-wide year 2000 remediation program (the "Y2K Program") during 1998 which included the performance of due diligence procedures for all acquisitions made by the Company. The Company had completed the Y2K Program as of December 31, 1999. The Company believes that the Y2K Program mitigated all known significant potential internal year 2000 problems. The Company will continue to investigate additional year 2000 risks as they come to the attention of the Company.

While the Company has not been informed of, nor experienced any problems with, any material risks associated with its critical suppliers, financial institutions, public utilities and other entities, there is no guarantee of the year 2000 readiness of those entities or the potential material adverse effect on the Company.

The Company has expensed approximately $850,000 of costs incurred to date related to the Y2K Program and does not expect material costs in the future.


Outlook for 2000
----------------

Net sales are expected to increase in 2000 over 1999, due to the introduction of new products and core growth in the Maintenance Products Group and the resurgence of business in the Electrical/Electronics Group after 1999's results, which were significantly impacted by the loss of business announced in November of 1998.

Cost of goods sold are expected to be negatively impacted in 2000 by higher costs for polyethlylene, polypropylene, and other thermoplastic resins (based on price levels in early 2000) that are used in the Company's production processes, especially at Contico. Prices for copper, a significant raw material in the Electrical/Electronics Group, may also increase in 2000. The Company anticipates mitigating these costs by creating efficiencies in and improvements to its production processes.

Selling, general and administrative costs are expected to remain stable from 1999 levels.

Interest expense is also expected to be relatively stable in 2000, with lower debt levels offset by expected higher interest rates.

The effective tax rate for 2000 is not expected to differ significantly from the federal statutory rate.

The above factors indicate that full year results from continuing segments for 2000 will be comparable to 1999. While many factors will impact the eventual results, an important component will certainly be the impact of plastic resin costs. Improved results for 2000 will depend on either softening resin prices or the Company achieving price increases on resin-based and other products.


Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995

This report contains "forward-looking statements" within the meaning of the federal securities laws. The forward-looking statements include, among others, statements concerning the Company's outlook for 2000, cost reduction strategies and their results, the Company's expectations for funding its 2000 capital expenditures and operations and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ dramatically from those expressed in or implied by the statements.

To improve its financial performance, the Company must reduce its cost structure and improve its production efficiency, improve its management of working capital, and grow its existing base of retail and distribution customers. The most important factors that could influence the achievement of these goals, and cause actual results to differ materially from those expressed in the forward-looking statements, include, but are not limited to the following:

* Increases in the cost of plastic resins, copper, paper board packaging and other raw materials.

* The Company's inability to reduce manufacturing costs.

* The inability of the Company to achieve product price increases, especially as they relate to potentially higher raw material costs.

* The potential impact of losing lines of business at large retail outlets in the discount and do-it-yourself markets.

* Competition from foreign competitors.

* The potential impact of new distribution channels, such as e-commerce, negatively impacting the Company and its existing channels.

* The potential impact of rising interest rates on the Company's LIBOR-based credit facility.

* Labor issues, including union activities that require an increase in production costs or lead to a strike, thus impairing production and decreasing sales.

* Changes in significant laws and government regulations affecting environmental compliance and income taxes.

These and other risks and uncertainties affecting the Company are discussed in greater detail in this report and in the Company's other filings with the Securities and Exchange Commission.


Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's exposure to market risk associated with changes in interest rates relates primarily to its debt obligations and temporary cash investments. The Company currently does not use derivative financial instruments relating to either of these exposures. The Company's debt obligations are generally indexed from short-term LIBOR rates, and its temporary cash investments earn rates of interest available on securities with maturities of three months or less. The holder of the preferred interest has a put option which allows, at certain times beginning on January 8, 2001, or upon the occurrence of certain events, the preferred interest to be exchangeable for Katy common stock.

(In Thousands)                      Expected Maturity Dates

ASSETS
------                                                There-             Fair
                      2000  2001   2002   2003  2004  after    Total     Value
Temporary cash
  investments
Fixed rate         $5,400 $ -      $ -   $ -    $ -  $  -    $  5,400  $  5,400
Average interest
rate                 4.5%   -        -     -      -     -        4.5%

LONG-TERM DEBT
--------------

Fixed rate debt    $   67 $   67   $ 67  $ 701  $ -  $  -    $    902  $    902
Average interest
rate                7.14%  7.14%  7.14%  7.14%    -     -       7.14%
Variable rate debt $   -  $150,000 $ -   $ -    $ -  $  -    $150,000  $150,000
Average interest
rate                6.86%  6.86%  6.86%  6.86%    -     -       6.86%

PREFERRED INTEREST OF SUBSIDIARY
--------------------------------

Fixed rate
obligation         $   -  $ -      $ -   $ -    $ -  $32,900 $ 32,900  $ 32,900
Average interest
rate                8.00%  8.00%  8.00%  8.00%  8.00%  8.00%    8.00%



Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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


/S/John R. Prann, Jr.
---------------------
John R. Prann, Jr.
President and Chief Executive Officer


/S/Stephen P. Nicholson
-----------------------
Stephen P. Nicholson
Vice President, Finance and Chief Financial Officer



                  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO KATY INDUSTRIES, INC.:

We have audited the accompanying consolidated balance sheets of KATY INDUSTRIES, INC., (a Delaware corporation) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Katy Industries, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.



ARTHUR ANDERSEN LLP


Denver, Colorado
January 26, 2000




                        INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders of Katy Industries, Inc.

We have audited the accompanying consolidated statements of operations, stockholders' equity and cash flows of Katy Industries, Inc. and subsidiaries (the "Company") for the year ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of Katy Industries, Inc. and subsidiaries for the year ended December 31, 1997, in conformity with generally accepted accounting principles.



DELOITTE & TOUCHE LLP


Denver, Colorado
January 27, 1998










                   KATY INDUSTRIES, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                             AS OF DECEMBER 31,
                           (Thousands of Dollars)
                                   ASSETS


                                                             1999        1998
CURRENT ASSETS:                                              ----        ----

Cash and cash equivalents - Note 1                       $  9,988    $ 12,898
Accounts receivable, trade, net of allowance
    for doubtful accounts of $1,424 and $963               95,153      53,449
Notes and other receivables, net of allowance
    for doubtful notes of $0 and $198                       1,896       3,246
Inventories - Note 1                                      117,400      69,394
Deferred income taxes - Note 11                             8,497      13,268
Other current assets                                        4,121       3,158
Net current assets of operations to be disposed of -
    Note 3                                                    737       1,203
Net current assets of discontinued operations - Note 3         -       10,959
                                                          -------     -------

Total current assets                                      237,792     167,575
                                                          -------     -------

OTHER ASSETS:

Notes receivable, net of allowance for
    doubtful notes of $1,000 and $2,452                     2,062         953
Cost in excess of net assets acquired, net of accumulated
    amortization of $6,734 and $4,794 - Notes 1 and 2      40,037      33,576
Other intangibles, net of accumulated amortization -
    Note 2                                                 52,491      23,621
Miscellaneous - Note 7                                      4,769       2,551
Net noncurrent assets of operations to be
    disposed of - Note 3                                   15,898      15,521
Net noncurrent assets of discontinued
    operations - Note 3                                        -        4,279
                                                          -------     -------

Total other assets                                        115,257      80,501
                                                          -------     -------

PROPERTIES - Note 1:

Land and improvements                                       1,771       1,435
Buildings and improvements                                 26,884      10,677
Machinery and equipment                                   142,627      60,340
                                                          -------     -------
                                                          171,282      72,452
Accumulated depreciation                                  (32,495)    (27,353)
                                                          -------     -------

Net properties                                            138,787      45,099
                                                          -------     -------

                                                         $491,836    $293,175
                                                          =======     =======

See Notes to Consolidated Financial Statements.



                   KATY INDUSTRIES, INC. AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
                             AS OF DECEMBER 31,
           (Thousands of Dollars, except Share and Per Share Data)
                    LIABILITIES AND STOCKHOLDERS' EQUITY


                                                             1999        1998
CURRENT LIABILITIES:                                         ----        ----

Accounts payable                                          $56,874     $28,017
Accrued compensation                                        3,902       5,354
Accrued expenses - Note 1                                  52,538      31,626
Accrued interest and taxes                                  2,887         910
Current maturities, long-term debt - Note 6                    67          72
Dividends payable                                             631         625
                                                          -------     -------

Total current liabilities                                 116,899      66,604
                                                          -------     -------

LONG-TERM DEBT, less current maturities - Note 6          150,835      39,908

OTHER LIABILITIES - Note 7                                  7,359       9,310

EXCESS OF ACQUIRED NET
   ASSETS OVER COST, net of accumulated amortization of
   $5,022 and $3,319 - Notes 1 and 2                        3,495       5,198

DEFERRED INCOME TAXES - Note 11                            20,037      22,839

COMMITMENTS AND CONTINGENCIES - Notes 6, 12 and 15

PREFERRED INTEREST OF SUBSIDIARY - Note 8                  32,900          -

STOCKHOLDERS' EQUITY - Note 9:

Common stock, $1 par value; authorized
25,000,000 shares; issued 9,822,204 shares                  9,822       9,822
Additional paid-in capital                                 51,127      51,243
Accumulated other comprehensive income                       (434)     (2,309)
Other adjustments                                          (1,010)     (1,302)
Retained earnings                                         120,689     112,784
Treasury stock, at cost, 1,408,346
and 1,483,890 shares, respectively                        (19,883)    (20,922)
                                                          -------     -------

Total stockholders' equity                                160,311     149,316
                                                          -------     -------

                                                         $491,836    $293,175
                                                          =======     =======

See Notes to Consolidated Financial Statements.


                   KATY INDUSTRIES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                      FOR THE YEARS ENDED DECEMBER 31,
              (Thousands of Dollars, Except Per Share Amounts)

                                                 1999        1998        1997
                                                 ----        ----        ----
Net sales                                     $565,941    $342,315    $286,023
Cost of goods sold                             391,382     243,751     207,000
                                               -------     -------     -------
Gross profit                                   174,559      98,564      79,023
Selling, general and administrative expenses  (146,788)    (83,289)    (66,000)
                                               -------     -------     -------
Operating income                                27,771      15,275      13,023
Equity in income (loss) of operations to be
    disposed of - Notes 2, 3 and 5                (206)      3,144        (325)
Interest expense                               (12,950)     (1,214)       (236)
Interest income                                    815       1,093       1,183
Other, net                                       1,620       1,523         920
                                               -------     -------     -------

Income before provision for income taxes
    and distributions on preferred interest
    of subsidiary                               17,050      19,821      14,565

Provision for income taxes - Note 11            (3,217)     (6,739)     (4,922)
                                               -------     -------     -------

Income from operations before distributions
    on preferred interest                       13,833      13,082       9,643

Distributions on preferred interest of
    subsidiary (net of tax) - Note 8            (1,678)         -           -
                                               -------     -------     -------

Income from continuing operations               12,155      13,082       9,643

Discontinued operations - Note 3:
Income (loss) from operations of discontinued
    businesses (net of tax)                     (1,700)         -        1,959
                                               -------     -------     -------

Net income                                   $  10,455   $  13,082   $  11,602
                                               =======     =======     =======

Earnings per share of common stock -
    Basic (Note 4):

Income from continuing operations            $    1.45   $    1.58   $    1.16
Discontinued operations                           (.20)         -          .24
                                                  ----        ----        ----
Net income                                   $    1.25   $    1.58   $    1.40
                                                  ====        ====        ====

Earnings per share of common stock -
    Diluted (Note 4):

Income from continuing operations            $    1.38   $    1.55   $    1.15
Discontinued operations                           (.17)         -          .23
                                                  ----        ----        ----
Net income                                   $    1.21   $    1.55   $    1.38
                                                  ====        ====        ====

See Notes to Consolidated Financial Statements.



                   KATY INDUSTRIES, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



                              Common Stock    Additional      Other      Accumulated
                            Number      Par     Paid-in   Comprehensive     Other     Retained  Treasury    Comprehensive
                          of Shares    Value    Capital    Income(Loss)  Adjustments  Earnings    Stock      Income(Loss)
                          ---------    -----    -------    ------------  -----------  --------    -----      ------------
                                                              (Thousands of Dollars)

Balance, January 1, 1997  9,822,204   $9,822    $51,117      $(1,288)       $(490)    $ 93,099  $(22,214)

Net income                       -        -          -            -            -        11,602        -         $11,602
Foreign currency translation
  adjustments                    -        -          -          (174)          -            -         -            (174)
                                                                                                                 ------
Comprehensive income                                                                                            $11,428
Common stock dividends           -        -          -            -            -        (2,481)       -          ======
Issuance of shares under Stock
  Purchase Plan - Note 9         -        -         (31)          -            -           (26)      295
Other issuance of shares -
  Note 9                         -        -          41           -          (324)          -        876
Purchase of Treasury Shares -
  Note 9                         -        -          -            -            -            -       (653)
                          ---------    -----     ------       ------         ----      -------   -------
Balance, December 31,
  1997                    9,822,204    9,822     51,127       (1,462)        (814)     102,194   (21,696)

Net income                       -        -          -            -            -        13,082        -         $13,082
Foreign currency translation
  adjustments                    -        -          -          (847)          -            -         -            (847)
                                                                                                                 ------
Comprehensive income                                                                                            $12,235
Common stock dividends           -        -          -            -            -        (2,492)       -          ======
Issuance of shares under Stock
  Option Plan - Note 9           -        -         (54)          -            -            -        274
Other issuance of shares -
  Note 9                         -        -         170           -          (488)          -        717
Purchase of Treasury Shares -
  Note 9                         -        -          -            -            -            -       (217)
                          ---------    -----     ------       ------         -----     -------   -------
Balance, December 31,
  1998                    9,822,204    9,822     51,243       (2,309)       (1,302)    112,784   (20,922)

Net income                       -        -          -            -             -       10,455        -         $10,455
Foreign currency translation
  adjustments                    -        -          -         1,875            -           -         -           1,875
                                                                                                                 ------
Comprehensive income                                                                                            $12,330
Common stock dividends           -        -          -            -             -       (2,514)       -          ======
Issuance of shares under Stock
  Option Plan - Note 9           -        -         (37)          -             -           -        289
Other issuance of shares -
  Note 9                         -        -         (79)          -            292         (36)      988
Purchase of Treasury Shares -
  Note 9                         -        -          -            -             -           -       (238)
                          ---------    -----     ------        -----        ------     -------   -------
Balance, December 31,
  1999                    9,822,204   $9,822    $51,127       $ (434)      $(1,010)   $120,689  $(19,883)
                          =========    =====     ======        =====        ======     =======   =======

<F1> See Notes to Consolidated Financial Statements.


                    KATY INDUSTRIES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE YEARS ENDED DECEMBER 31,
                           (Thousands of Dollars)


                                                 1999        1998        1997
                                                 ----        ----        ----
Cash flows from operating activities:
  Net income                                  $ 10,455     $13,082     $11,602
  Depreciation and amortization                 20,172       7,162       4,568
  (Gain) loss on sale of assets                  1,754      (2,864)       (653)
  Equity in (income) loss of unconsolidated
    affiliates                                      46        (534)         -
  Deferred income taxes                          2,118       1,117       1,287
  Changes in assets and liabilities,
    net of acquisition/disposition of
    subsidiaries:
      Receivables                               (8,201)      7,890      (5,528)
      Inventories                               (9,978)        463       2,996
      Other current assets                       1,268        (636)       (553)
      Accounts payable                          13,467      (1,828)      3,881
      Accrued liabilities                        9,362        (223)     (3,199)
      Other, net                                (2,583)     (1,096)         21
                                               -------      ------      ------
Net cash flows provided by operating activities 37,880      22,533      14,422
                                               -------      ------      ------
Cash flows from investing activities:
  Proceeds from sale of assets                     210         482       1,487
  Collections of notes receivable and
    receivable from sale of business               684         710         451
  Proceeds from sale of subsidiary              10,501      12,237       5,493
  Payments for purchase of subsidiaries,
    net of cash acquired                      (140,088)    (71,091)    (12,788)
  Capital expenditures                         (21,066)    (11,314)     (8,654)
                                               -------      ------      ------
Net cash flows used in investing activities   (149,759)    (68,976)    (14,011)
                                               -------      ------      ------

Cash flows from financing activities:
  Proceeds from issuance of long-term debt,
    net of repayments                          110,855      38,735        (657)
  Payments of dividends                         (2,508)     (2,492)     (2,481)
  Purchase of treasury shares                     (238)       (217)       (653)
  Other                                            530          -          359
                                               -------      ------      ------
Net cash flows provided by (used in)
  financing activities                         108,639      36,026      (3,432)
                                               -------      ------      ------

Net decrease in cash and cash equivalents       (3,240)    (10,417)     (3,021)

Cash and cash equivalents at beginning of year  13,883      24,300      27,321
                                               -------      ------      ------

Cash and cash equivalents at end of year        10,643      13,883      24,300

Cash of discontinued operations and operations
  to be disposed of                                655         985       1,949
                                               -------      ------      ------
Cash and cash equivalents of continuing
  operations                                  $  9,988     $12,898     $22,351
                                               =======      ======      ======

See Notes to Consolidated Financial Statements.




                   KATY INDUSTRIES, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1.    SIGNIFICANT ACCOUNTING POLICIES

Consolidation Policy - The consolidated financial statements include the accounts of Katy Industries, Inc. and subsidiaries in which it has a greater than a 50% interest, collectively "Katy" or the "Company". All significant intercompany accounts, profits and transactions have been eliminated in consolidation. Investments in affiliates that are not majority-owned and where the Company does exercise significant influence are reported using the equity method.

As part of the continuous evaluation of its operations, Katy has acquired and disposed of a number of its operating units in recent years. Those which affected the Consolidated Financial Statements for the years ended December 31, 1999, 1998, and 1997 (see Note 2).

There are no restrictions on the payment of dividends by consolidated subsidiaries to Katy. Katy's consolidated retained earnings as of December 31, 1999 include $6,210,000 of undistributed earnings of 50% or less owned investments accounted for by the equity method. No dividends have been paid by any of these unconsolidated affiliates to Katy.

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

Cash and Cash Equivalents - Cash equivalents consist of highly liquid investments with original maturities of three months or less and total $5,400,000 and $3,600,000, as of December 31, 1999 and 1998, respectively, which approximates their fair value. The Company places its temporary cash investments in quality financial institutions. As such, the Company believes no significant concentration of credit risk exists with respect to these investments.

Supplemental Cash Flow Information - Noncash investing and financing activities are disclosed in Notes 1, 3, 6 and 10. Cash paid during the year for interest and income taxes is as follows:

                                                 1999        1998        1997
                                                 ----        ----        ----
                                                    (Thousands of dollars)

Interest                                       $10,121      $1,064      $1,076
Income taxes                                   $   111      $6,910      $3,694


Research and Development Costs - Research and development costs are expensed as incurred.

Advertising Costs - Advertising costs are expensed as incurred. Advertising costs expensed in 1999, 1998 and 1997 were $9,500,000, $5,700,000 and
$5,000,000 respectively.

Inventories - Inventories are stated at the lower of cost or market. At December 31, 1999, approximately 36% of Katy's inventories were accounted for using the last-in, first-out (LIFO) method, while the remaining inventories were accounted for using the first-in, first-out (FIFO) method. All inventories were accounted for using the FIFO method at December 31, 1998. Current cost, as determined using the FIFO method, exceeded LIFO cost by $1,029,000 at December 31, 1999. The components of inventories are:

                                                           December 31,
                                                           ------------
                                                        1999          1998
                                                        ----          ----
                                                      (Thousands of dollars)

Raw materials                                        $ 37,878       $26,155
Work in process                                         5,911         6,073
Finished goods                                         73,611        37,166
                                                      -------        ------
                                                     $117,400       $69,394
                                                      =======        ======

Cost in Excess of Net Assets Acquired - In connection with certain acquisitions, the Company recorded an intangible asset for the cost of the acquisition in excess of the fair value of the net assets acquired. This intangible asset is being amortized using the straight-line method over periods ranging from 10 to 20 years.

Excess of Acquired Net Assets Over Cost - In connection with the acquisition of Woods Industries, Inc., ("Woods") the Company recorded negative goodwill for the excess of the fair value of the net assets acquired over the cost of the acquisition. Negative goodwill is being amortized using the straight-line method over a period of five years.

Properties - Properties are stated at cost and depreciated over their estimated useful lives: buildings (10-40 years) generally using the straight-line method; machinery and equipment (3-20 years) and leased machines (lease period) using straight-line, accelerated or composite methods; and leasehold improvements using the straight-line method over the remaining lease period. During 1998, the Company incurred additional debt of $1,018,000 relating to capital equipment. The Company also incurred $3,589,000 of debt for capital equipment relating to C.E.G.F. (USA), Inc., ("CEGF"), which the Company disposed of during 1998. During 1997, the Company incurred additional debt of $2,045,000 relating to capital equipment. These are considered non-cash investing and financing activities for purposes of the Consolidated Statements of Cash Flows.

Impairment of Assets - Long-lived assets are reviewed for impairment if events or circumstances indicate the carrying amount of these assets may not be recoverable. If this review indicates that the carrying value of these assets will not be recoverable, based on future net cash flows from the use or disposition of the asset, the carrying value is reduced to fair value
(see Note 10).

Accrued Expenses - The components of accrued expenses are:

                                                           December 31,
                                                           ------------
                                                        1999          1998
                                                        ----          ----
                                                      (Thousands of Dollars)

Accrued insurance                                     $ 6,010       $ 6,509
Accrued environmental costs                             4,150         4,931
Other accrued expenses                                 41,378        20,186
                                                       ------        ------
                                                      $51,538       $31,626
                                                       ======        ======

Foreign Currency Translation - The results of the Company's self-sustaining foreign subsidiaries are translated to U.S. Dollars using the current-rate method. Assets and liabilities are translated at the year end spot exchange rate, revenue and expenses at average exchange rates and equity transactions at historical exchange rates. Exchange differences arising on translation are recorded as a separate component of stockholders' equity.

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

New Accounting Pronouncements - In September 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement requires that all derivatives be recognized as either assets or liabilities in the statement of financial position and requires that those assets and liabilities be measured at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and its resulting designation. In September 1999, the FASB issued statement
No. 137, which delays the required implementation of Statement No. 133 to years beginning after September 15, 2000. While the Company is still evaluating the potential effect of this statement, its adoption is not expected to have a significant impact on the Company's financial position or results of operations.

Revenue Recognition - Sales are recognized upon shipment of products to customers or when services are performed.

Reclassifications - Certain amounts from prior years have been reclassified to conform to the 1999 financial statement presentation.


Note 2.    ACQUISITIONS AND DISPOSITIONS

Acquisitions
------------

On January 8, 1999, the Company purchased all of the common membership interest (the "Common Interest") in Contico International, L.L.C., ("Contico"), the successor to the janitorial, consumer products and industrial packaging businesses of Contico International, Inc., now known as Newcastle Industries, Inc., ("Newcastle"). Newcastle had previously contributed substantially all its assets and certain liabilities to Contico and entered into leases with Contico for certain real property used in the business and retained by Newcastle. The purchase price for the Common Interest was approximately $132,100,000. The payment of the purchase price was financed by the Company's unsecured revolving credit agreement agented by Bank of America. Newcastle has retained a preferred membership interest in Contico (the "Preferred Interest"), having a stated value of $32,900,000, which yields an 8% annual return on its stated value while outstanding (see Note 8). Contico, based in St. Louis, Missouri, manufactures and distributes janitorial equipment and supplies, consumer storage, home and automotive products, as well as food service equipment and supplies. The acquisition has been accounted for under the purchase method and, accordingly, the purchase price is preliminary and adjustments may be recorded through January 2000. The accounts of this acquisition have been included in the Company's Consolidated Financial Statements from the acquisition date. The estimated cost in excess of net assets acquired of approximately $7,000,000, subject to additional purchase accounting adjustments, has been recorded as "Cost in excess of net assets acquired" in the Consolidated Balance Sheets and is being amortized on a straight line basis over 20 years. In addition, Katy has recorded intangible assets of approximately $28,000,000, consisting of customer lists, trademarks and tradenames. These intangible assets are being amortized over periods of 20 years. The following unaudited pro forma information reflects the pro forma results of operations for the Company giving effect to the Contico acquisition as if the Contico acquisition occurred on January 1, 1998. The unaudited pro forma results include the unaudited historical operating results of Newcastle for the one-week ended January 8, 1999 and the twelve months ended December 31, 1998. The Company's historical information presented below excludes net loss of $(1,834,000) or $(0.18) per share (diluted) from Discontinued Operations and Operations to be Disposed Of for December 31, 1999. The Company's historical information presented below excludes net income of $2,075,000 or $0.25 per share (diluted) from Discontinued Operations and Operations to be Disposed Of for December 31, 1998. Pro forma results may not be indicative of future results.

                                    Year Ended                 Year Ended
                                December 31, 1999          December 31 ,1998
                                -----------------          -----------------
                                (Thousands of Dollars, Except Per Share Data)

                               Katy           Pro         Katy            Pro
                            Historical       Forma     Historical        Forma

Net Sales                    $565,941      $569,981     $342,315       $567,990
Income from Operations       $ 27,771      $ 28,159     $ 15,275       $ 35,486
Net Income                   $ 12,289      $ 12,381     $ 11,007       $ 15,768
Earnings per share - Basic   $   1.47      $   1.48     $   1.33       $   1.90
Earnings per share - Diluted $   1.39      $   1.40     $   1.30       $   1.74

On December 31, 1998, the Company acquired the assets of the Bay State Gritcloth division of Tyrolit North America, Inc. ("Baystate"). Baystate manufactures an industrial product line of specialty abrasives and has annual sales of approximately $4,000,000. The acquisition has been accounted for under the purchase method. The accounts of this acquisition have been included in the Company's Consolidated Financial Statements from the acquisition date.
The estimated aggregate purchase price for this division was approximately $4,000,000. The estimated cost in excess of net assets acquired of approximately $1,950,000, has been recorded as "Cost in excess of net assets acquired" in the Consolidated Balance Sheets and is being amortized on a straight line basis over 20 years.

On August 11, 1998, the Company purchased substantially all of the assets of The Wilen Companies, Inc. The Company operates the business through its Wilen Products, Inc. subsidiary ("Wilen"). Wilen is a manufacturer and distributor of a wide variety of professional cleaning products including mops, brooms and plastic cleaning products. The acquisition has been accounted for under the purchase method. The accounts of this acquisition have been included in the Company's Consolidated Financial Statements from the acquisition date. The estimated aggregate purchase price for the Wilen business was approximately $50,000,000. The estimated cost in excess of net assets acquired of approximately $24,000,000, has been recorded as "Cost in excess of net assets acquired" in the Consolidated Balance Sheets and is being amortized on a straight line basis over 20 years. In addition, Katy has recorded intangible assets of approximately $14,900,000, consisting of customer lists, trademarks and tradenames, and accumulated work force. These intangible assets are being amortized over periods ranging from 7 1/2 to 20 years.

On May 21, 1998, the Company purchased substantially all of the assets of the Consumer Electrical Division of Noma Industries, Limited. The Company operates the business through its Woods Industries (Canada), Inc. subsidiary ("Woods Canada"). Woods Canada is a North American leader in the design, manufacturing and marketing of a wide variety of consumer corded products including low voltage garden lighting, extension cords, multiple outlet and surge strips, specialty cord products, automotive products and electronic timers. On May 11, 1998, the Company purchased substantially all of the assets of Disco, Inc. The Company operates the business through its Glit/Disco, Inc. subsidiary ("Disco"). Disco is a manufacturer and distributor of cleaning and specialty products sold to the restaurant/food service industry. Both acquisitions have been accounted for under the purchase method. The accounts of these acquisitions have been included in the Company's Consolidated Financial Statements from the acquisition date.

The estimated aggregate purchase price for the Woods Canada and Disco businesses was approximately $17,100,000. The estimated costs in excess of the net assets acquired of approximately $700,000 has been recorded as "Cost in excess of net assets acquired" in the Consolidated Balance Sheets and is being amortized on a straight line basis over 20 years.

On August 6, 1997, the Company purchased Loren Products ("Loren"). Loren is a manufacturer and distributor of cleaning and abrasive products for the industrial markets and building products for the consumer markets. The estimated purchase price was $12,788,000. The acquisition has been accounted for under the purchase method, and accordingly, the estimated cost in excess of the net assets acquired" of approximately $2,650,000 has been recorded as "Cost in excess of net assets of business acquired in the Consolidated Balance Sheets and is being amortized over 20 years. In addition, Katy has recorded intangible assets of approximately $4,790,000, consisting of customer lists, trademarks and tradenames, and accumulated work force. These intangible assets are being amortized over periods ranging from 7 1/2 to 20 years. The accounts of Loren have been included in the Company's Consolidated Financial Statements from the acquisition date.

Dispositions
------------

During 1999, Katy completed the sales of the businesses classified as Discontinued Operations. As all of these businesses have been divested and the gains and losses from the sale of these companies, combined with deferred income, can now be determined with certainty, Katy has recorded a "Loss from Discontinued Operations" on the 1999 Consolidated Statement of Operations
(see Note 3).  The sales are summarized below:

On December 27, 1999, the Airtronics division of American Gage & Machine Company ("Airtronics") was sold for $2,300,000, including a note for $500,000, due in six years, and $900,000 in deferred payments based upon the Airtronics business' future sales. On September 24, 1999, the assets of Peters Machinery Inc., ("Peters") were sold for approximately $5,400,000, including a mortgage note of $1,030,000, due in five years, and an estimated $1,500,000 in deferred payments based on the future sales of the Peters business. On May 7, 1999, the Company completed the divestiture of Diehl Machines, Inc. ("Diehl") for approximately $3,700,000. On January 25, 1999, the Company sold the operating assets of Bach Simpson, Ltd. for approximately $550,000. The Company retained ownership of Bach Simpson, Ltd.'s building and leases it to the buyer. On July 14, 1997, the Company completed its divestiture of the Beehive division of Hamilton Precision Metals, Inc., ("Beehive") for net proceeds of approximately $5,493,000. With respect to all of the foregoing divestitures, the purchaser assumed certain liabilities of the seller.

On June 11, 1998, the Company completed its divestiture of CEGF for approximately $12,237,000. The net pre-tax book gain of $6,122,000 had been recorded and included as "Equity in income (loss) of operations to be disposed of" on the accompanying Consolidated Statement of Operations for the year ended December 31, 1998 (see Note 3).


Note 3.    DISCONTINUED OPERATIONS AND OPERATIONS TO BE DISPOSED OF

On December 31, 1997, the Board of Directors approved a plan to dispose of the Company's previously reported Machinery Manufacturing segment. The businesses included as "Discontinued Operations" are Airtronics, Beehive, Bach-Simpson, Ltd., Diehl, and Peters. The divestiture of Beehive was completed in July of 1997, the sale of Bach Simpson, Ltd. closed on January 25, 1999, Diehl was sold on May 7, 1999, Peters was sold on September 24, 1999 and Airtronics was sold on December 27, 1999 (see Note 2).

The historical operating results have been segregated as "Discontinued Operations" on the accompanying Consolidated Statements of Operations for all periods presented. The related assets and liabilities have been separately identified on the 1998 Consolidated Balance Sheet as "Net current assets or Net noncurrent assets of discontinued operations". Discontinued Operations have not been segregated on the Consolidated Statements of Cash Flows. As all of these businesses have been divested and the gains and losses from the sale of these companies combined with the deferred income can now be determined with certainty, Katy has recorded a "Loss from Discontinued Operations" on the 1999 Consolidated Statement of Operations. Selected financial data for the Discontinued Operations is summarized as follows:

                                     For the Year Ended December 31,
                                  1999            1998            1997
                                  ----            ----            ----
                             (Thousands of Dollars, Except Per Share Data)

Net sales                       $10,025         $23,349         $31,537

Income (loss) before
    income taxes                $(1,722)        $    -          $ 3,110
Income tax expense (benefit)        (22)             -            1,151
                                 ------          ------          ------
Net income (loss)               $(1,700)        $    -          $ 1,959
                                 ======          ======          ======

Net income (loss) per share -
    Basic                       $  (.20)        $    -          $   .24
                                 ======          ======          ======
Net income (loss) per share -
    Diluted                     $  (.17)        $    -          $   .23
                                 ======          ======          ======

In connection with the previously mentioned divestiture plan, the Board of Directors also approved the disposal of a portion of the Company's previously reported Distribution and Service segment and one of the Company's equity investments. These businesses are reported as "Operations to be Disposed Of" and include CEGF, Savannah Energy Systems Company ("SESCO") and the Company's equity investment in Bee Gee Holding Company, Inc. ("Bee Gee"). The sale of CEGF was closed on June 11, 1998. The Company believes that Bee Gee and SESCO will be fully divested during the year ending December 31, 2000.

The historical operating results of "Operations to be Disposed Of" have been segregated as "Equity in income (loss) of operations to be disposed of" on the accompanying Consolidated Statements of Operations for all periods presented. The related assets and liabilities have been separately identified on the Consolidated Balance Sheets as "Net current assets or Net noncurrent assets of operations to be disposed of". The operating financial data for the year ended December 31, 1998 includes a net pre-tax gain of $6,122,000 offset partially by a pre-tax impairment of $2,800,000 relating to the reduction in the book value of SESCO (see Note 10).

Selected financial data for Operations to be Disposed Of, is summarized as follows:

                                     For the Year Ended December 31,
                                  1999            1998            1997
                                  ----            ----            ----
                              (Thousands of Dollars, Except Per Share Data)

Net sales                      $  3,900        $  6,297        $  9,568

Income (loss) before
    income taxes               $   (206)       $  3,144        $   (325)
Income taxes (benefit)              (72)          1,069            (146)
                                -------         -------         -------
Net income (loss)              $   (134)       $  2,075        $   (179)
                                =======         =======         =======

Net income (loss) per share -
    Basic                      $   (.02)       $    .25        $   (.03)
                                =======         =======         =======

Net income (loss) per share -
    Diluted                    $   (.01)       $    .25        $   (.02)
                                =======         =======         =======

Net assets held for sale for "Discontinued Operations" as of December 31, 1998 were carried at cost, which exceeded estimated net realizable value, as follows:

                                           December 31, 1998
                                           -----------------
                                         (Thousands of Dollars)

Current assets                                   $13,431
Current liabilities                               (2,472)
                                                  ------
Net current assets of discontinued operations    $10,959
                                                  ======

Noncurrent assets                                $ 4,288
Noncurrent liabilities                                (9)
                                                  ------
Net noncurrent assets of discontinued operations $ 4,279
                                                  ======

Net assets held for sale for "Operations to be Disposed Of" are valued in accordance with SFAS No. 121, lower of cost or estimated proceeds less cost to sell, as follows:

                                               December 31,
                                       1999                   1998
                                       ----                   ----
                                          (Thousands of Dollars)

Current assets                      $  2,005               $  1,414
Current liabilities                   (1,268)                  (211)
                                     -------                -------
Net current assets of operations
    to be disposed of               $    737               $  1,203
                                     =======                =======

Noncurrent assets                   $ 15,898               $ 15,521
Noncurrent liabilities                    -                      -
                                     -------                -------
Net noncurrent assets of
    operations to be disposed of    $ 15,898               $ 15,521
                                     =======                =======


Note 4.    EARNINGS PER SHARE

The Company's diluted earnings per share were calculated using the Treasury Stock method in accordance with the SFAS No. 128. The basic and diluted earnings per share calculations are as follows:

                                        For the Year Ended December 31,
                                     1999            1998            1997
                                     ----            ----            ----
                                     (In Thousands, Except Per Share Data)

Basic EPS:

Income from continuing operations  $12,155         $13,082         $ 9,643
Income (loss) from discontinued
    operations                      (1,700)             -            1,959
                                    ------          ------          ------
Net income                         $10,455         $13,082         $11,602
                                    ======          ======          ======

Shares - Basic                       8,366           8,290           8,273

Per-share amount - Basic:

Continuing operations              $  1.45         $  1.58         $  1.16
Discontinued operations              (0.20)             -              .24
                                    ------          ------          ------
Total - Basic                      $  1.25         $  1.58         $  1.40
                                    ======          ======          ======

Effect of potentially dilutive securities:

Options                                 82             152             132
Preferred interest                   1,567              -               -

Diluted EPS:

Income from continuing operations  $12,155         $13,082         $ 9,643
Preferred interest, net of tax       1,678              -               -
Income (loss) from discontinued
    operations                      (1,700)             -            1,959
                                    ------          ------          ------
Net income                         $12,133         $13,082         $11,602
                                    ======          ======          ======

Shares - Diluted                    10,015           8,442           8,405

Per-share amount - Diluted:

Continuing operations              $  1.38         $  1.55         $  1.15
Discontinued operations              (0.17)             -              .23
                                    ------          ------          ------
Total - Diluted                    $  1.21         $  1.55         $  1.38
                                    ======          ======          ======

Rights to purchase one common share of stock for $35 for each common share of stock held were not included in the computation of diluted EPS because the rights' exercise price was greater than the average price of the common shares (see Note 9).


Note 5.    INVESTMENTS IN UNCONSOLIDATED AFFILIATES

The Company's investments in unconsolidated affiliates are comprised of the following:

                                                  1999                1998
                                                  ----                ----
                                                   (Thousands of dollars)

Bee Gee Holding Company, Inc.                    $6,988              $7,034
Less amounts classified with net noncurrent
 assets of operations to be disposed of          (6,988)             (7,034)
                                                  -----               -----
                                                 $   -               $   -
                                                  =====               =====

Bee Gee Holding Company, Inc.
-----------------------------

At December 31, 1999, the Company owns 30,000 shares of common stock, a 43% interest, of Bee Gee, which consists of several subsidiaries engaged in the business of harvesting shrimp off the coast of South and Central America and shrimp farming in Nicaragua. In January 1997, Bee Gee sold its processing operations to a major competitor in the same geographical area. Goodwill related to the Bee Gee investment was amortized over ten years and was completed in 1997.

Financial Information
---------------------

The condensed financial information that follows reflects the Company's proportionate share in the financial position and results of operations of Bee Gee:
                                                  1999                1998
                                                  ----                ----
                                                   (Thousands of dollars)

Current assets                                  $ 2,871             $ 3,619
Current liabilities                              (2,042)             (2,063)
                                                  -----               -----
Working capital                                     829               1,556

Properties, net                                   9,839               9,034
Other assets                                        238                 417
Long-term debt                                   (2,045)             (2,444)
Other liabilities                                (1,873)             (1,529)
                                                  -----               -----
Stockholders' equity                            $ 6,988             $ 7,034
                                                  =====               =====

Investments, at equity, in unconsolidated
    affiliates                                  $ 6,988             $ 7,034
                                                  =====               =====


                                      1999            1998            1997
                                      ----            ----            ----
                                             (Thousands of dollars)

Sales                              $  8,524        $  7,597        $ 11,648
Costs and expenses                   (8,122)         (7,063)        (11,129)
                                    -------         -------         -------
Net income from continuing
    operations                          402             534             519

Amortization of excess of cost
    over net assets acquired             -               -              401
Income taxes                            157             208              46
                                    -------         -------         -------
Equity in net income of
    unconsolidated affiliates      $    245        $    326        $     72
                                    =======         =======         =======


Note 6.    INDEBTEDNESS

On December 11, 1998, the Company amended and restated its unsecured revolving credit agreement (the "Credit Agreement") agented by Bank of America, with LaSalle National Bank acting as the managing agent. The Credit Agreement provided for borrowings of up to $215,000,000. On March 22, 2000, the
Company amended this agreement and lowered the borrowing level to $185,000,000. The Company had $150,000,000 outstanding under the Credit Agreement as of
December 31, 1999.   Interest accrues on these obligations at LIBOR rates
plus 2%.

Under the Credit Agreement, the Company must meet certain net worth and other financial covenants, which limit the Company's borrowing capacity. At December 31, 1999, the Company is in compliance with all such covenants.

Letters of credit totaling $5,425,000 were outstanding at December 31, 1999.

Long-term debt at December 31 includes:
                                                  1999                1998
                                                  ----                ----
                                                   (Thousands of Dollars)

Revolving loans payable, interest at various
    LIBOR Rates (6.73% - 8.13%), due through
    2001, unsecured                            $150,000             $39,000
Real estate and chattel mortgages, with
    interest at fixed rates (7.14%), due
    through 2013                                    902                 980
Less current maturities                             (67)                (72)
                                                -------              ------
                                               $150,835             $39,908
                                                =======              ======

Aggregate scheduled maturities of long-term debt are as follows:

                                                   (Thousands of Dollars)

          2000                                          $     67
          2001                                           150,067
          2002                                                67
          2003 & beyond                                      701
                                                         -------
          Total                                         $150,902
                                                         =======

Long-term debt increased in 1999 primarily as a result of the financing of the Contico acquisition in January 1999.

All of the long-term debt was re-priced to current rates in January 2000. Therefore, its fair value approximated its carrying value at December 31, 1999.


Note 7.    RETIREMENT BENEFIT PLANS

Pension and Other Postretirement Plans
--------------------------------------

Several domestic subsidiaries have pension plans covering substantially all of their employees. These plans are noncontributory, defined benefit pension plans. The benefits to be paid under these plans are generally based on employees' retirement age and years of service. The companies' funding policies, subject to the minimum funding requirements of the applicable U.S.
or foreign employee benefit and tax laws, are to contribute such amounts as are determined on an actuarial basis to provide the plans with assets sufficient to meet the benefit obligations. Plan assets consist primarily of fixed income investments, corporate equities and government securities. The Company also provides certain health care and life insurance benefits for some of its retired employees.

                                       Pension Benefits       Other Benefits
                                       1999        1998      1999        1998
                                       ----        ----      ----        ----
                                               (Thousands of dollars)
Change in benefit obligation:

Benefit obligation at beginning of
    year                              $3,530      $3,614    $2,064      $2,105
Service cost                             157         232        16          20
Interest cost                            105         257        97         139
Actuarial (gain)/loss                     74         (35)     (676)         -
Effect of sale                        (1,737)         -        (14)         -
Benefits paid                           (268)       (538)      (67)       (200)
                                       -----       -----     -----       -----
Benefit obligation at end of year      1,861       3,530     1,420       2,064

Change in plan assets:

Fair value of plan assets at
    beginning of year                  4,049       4,111        -           -
Actuarial return on plan assets          296         303        -           -
Employer contribution                    135         173        67         200
Effect of sale                        (2,067)         -         -           -
Benefits paid                           (268)       (538)      (67)       (200)
                                       -----       -----     -----       -----
Fair value of plan asset at end of
    year                               2,145       4,049        -           -

Reconciliation of prepaid(accrued)
    benefit cost:

Funded status                            284         519    (1,420)     (2,064)
Unrecognized net actuarial (gain)/loss   436         328    (1,047)       (493)
Unrecognized prior service cost           -           70        24          29
Unrecognized net transition
    asset/(obligation)                    52        (328)       -           -
                                       -----       -----     -----       -----
Prepaid/(Accrued) benefit cost           772         589    (2,443)     (2,528)

Components of net periodic benefit cost:

Service cost                             157         232        16          20
Interest cost                            105         257        97         139
Expected return on plan assets          (102)       (313)       -           -
Amortization of net transition asset      (6)        (38)       -           -
Amortization of prior service cost        -           (6)        5           5
Amortization of net gain/(loss)           23          29       (91)        (45)
Curtailment/settlement recognition      (343)         -         -           -
                                       -----       -----     -----       -----
Net periodic benefit cost            $  (166)     $  161    $   27      $  119

Assumptions as of December 31:

Discount rates                         7-7.5%      7-7.5%        7%          7%
Expected return on plan assets         7-7.5%      7.5-8%        0%          0%
Assumed rates of compensation increases                        0-5%        0-5%

Impact of one-percent increase in health care trend rate:

Increase in accumulated postretirement
    benefit obligation                                      $  176      $  213
Increase in service cost and interest cost                  $    5      $    4

Impact of one-percent decrease in health care trend rate:

Decrease in accumulated postretirement
    benefit obligation                                      $  143      $  171
Decrease in service cost and interest cost                  $    4      $    3

The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation as of December 31, 1999 was 6% decreasing linearly each successive year until it reaches 4.5% in 2001, after which it remains constant.

In addition to the plans described above, in 1993 the Company's Board of Directors approved a retirement compensation program for certain officers and employees of the Company and a retirement compensation arrangement for the Company's then Chairman and Chief Executive Officer. The Board approved a total of $3,500,000 to fund such plans. This amount represented the best estimate of the obligation that vested immediately upon Board approval and is to be paid for services rendered to date. The Company had $2,200,000 accrued at December 31, 1999 for this obligation.

401(k) Plans
------------

The Company offers its employees the opportunity to voluntarily participate in one of six 401(k) plans administered by the Company or one of its subsidiaries. The Company makes matching and other contributions in accordance with the provisions of the plans and, under certain provisions, at the discretion of the Company. The Company made annual matching and other contributions of $769,000, $632,000 and $623,000 in 1999, 1998 and 1997,
respectively.


Note 8.    PREFERRED INTEREST OF SUBSIDIARY

Upon the Company's purchase of the Common Interest of Contico on January 8, 1999, Newcastle retained a Preferred Interest in Contico, represented by 329 preferred units, each with a stated value of $100,000, for an aggregate stated value of $32,900,000. The Preferred Interest yields an 8% cumulative annual return on its stated value while outstanding, payable in cash. The holder of the Preferred Interest has a put option which allows, at certain times beginning on January 8, 2001, or upon the occurrence of certain events, each preferred unit to be exchangeable for 4,762 shares of Katy common stock. Upon the exercise of the put, Katy has the option to settle in cash, in lieu of delivering Katy common stock, in an amount equal to the then market value of Katy common stock multiplied by the number of shares implied by the exchange. Conversely, at any time on or after January 2, 2012, Katy may exercise a call option, requiring holders of the Preferred Interest to sell their units to Katy at the stated value.

The fair value of the Preferred Interest is impacted by two factors: the rate of interest paid on the stated amount, and the market price of Katy's common stock. During 1999, market rates for similar instruments increased, which would have the effect of reducing the fair value of the Preferred Interest. Also during 1999, the value of Katy's common stock fell, which would also cause the fair value of the Preferred Interest to decrease. Upon exercise of the put option, the holder would receive 1,566,698 shares of Katy common stock, implying a value when divided into the stated value of $21.00 per share.
Katy's stock closed at $17.00 on January 8, 1999, the date of the Contico acquisition, and closed at $8.69 at December 31, 1999. While the combination of those factors contribute to a reduced fair value, it is impractical to provide an exact amount given the unique nature of the instrument.


Note 9.    STOCKHOLDERS' EQUITY

Share Repurchase
----------------

On February 26, 2000, the Company's Board of Directors authorized management to spend up to $5,000,000 over a twelve month period for the repurchase of Katy common stock in the open market.

On May 19, 1998, Katy's Board of Directors authorized the Company to repurchase an additional 250,000 common shares, bringing the total authorized shares to 1,150,000 since 1995. Katy repurchased 15,200, 12,000 and 38,000 of its common shares during the years ended December 31, 1999, 1998 and 1997, at a total cost of $238,000, $217,000 and $566,000, respectively. As of December 31, 1999, the repurchase program had been completed.

During 1997, the Company initiated an "Odd Lot Buyback" program to repurchase common shares held by stockholders owning fewer than 100 shares. During the year ended December 31, 1997, Katy repurchased 4,695 of its common shares at a cost of $87,000.

Stockholder Rights Plan
-----------------------

In January 1995, the Board of Directors adopted a Stockholder Rights Plan and distributed one right for each outstanding share of the Company's common stock. Each right entitles the stockholder to acquire one share of the Company's common stock at an exercise price of $35, subject to adjustment. The rights are not and will not become exercisable unless certain change of control events occur. As of December 31, 1999, there are 8,413,858 rights outstanding, of which none are exercisable.

Stock Purchase Plan for Key Employees and Directors
---------------------------------------------------

In 1994, the Board of Directors approved the Stock Purchase Plan for Key Employees and Directors ("Stock Purchase Plan"). Under the Stock Purchase Plan, shares of the Company's common stock, held in the treasury, were reserved for issuance at a purchase price equal to 65% (50% in certain cases) of the market value of the shares as determined based upon the offering period established by the Compensation Committee of the Board of Directors. As of December 31, 1999, 83,000 common shares have been issued at prices ranging from $6.17 to $8.02 per share. There has been no activity in this plan since 1996, and the Plan has been terminated. The issuance of shares in 1996 for total notes receivable of $141,000, was a noncash financing transaction.

Proceeds from the sale of these shares consisted of cash or notes receivable due on demand but no later than sixty months from date of purchase with an interest rate equal to the Federal Short-Term Funds Rate. The Company is holding the shares as collateral for all notes receivable. Further, these shares cannot be sold until 24 months from the date of purchase provided the notes have been repaid. Notes receivable from plan participants are included in the Consolidated Balance Sheets under the caption "Other adjustments". The excess of the cost of the treasury shares over the market value of the shares at the date of purchase of $43,000 was charged to retained earnings in 1996. The excess of the market value of the shares over the purchase price of $113,000 was charged to compensation expense in 1996.

Restricted Stock Grant
----------------------

During 1999, 1998 and 1997, the Company issued restricted stock grants in the amount of 45,100, 37,800 and 44,250 shares, respectively, to certain key employees of the Company. These stock grants vest over a three-year period, of which 25% vested immediately upon distribution. As a result of this transaction, the Company has recognized compensation expense for 1999, 1998 and 1997 in the amount of $539,000, $162,000 and $324,000, respectively.

Director Stock Grant
--------------------

During 1999, 1998 and 1997, the Company granted all non employee Directors 500 shares of Company common stock as part of their compensation. The total grant to the Directors for the years ended December 31, 1999, 1998 and 1997 was 4,500, 4,000 and 4,500 shares, respectively.

Stock Options and Stock Appreciation Rights
-------------------------------------------

At the 1998 Annual Meeting, the Company's stockholders approved a Long-Term Incentive Plan (the "Incentive Plan"), authorizing the issuance of up to 875,000 shares of Company common stock pursuant to the grant or exercise of stock options, including incentive stock options, nonqualified stock options, stock appreciation rights ("SARs"), restricted stock, performance units or shares and other incentive awards. The Board of Directors administers the Incentive Plan and determines to whom awards may be granted, the type of award as well as the number of shares of Company common stock to be covered by each award, and the terms and conditions of such awards. The exercise price of stock options granted under the Incentive Plan cannot be less than 100 percent of the fair market of such stock on the date of grant. The restricted stock grants in 1999 and 1998 referred to above were made under the Incentive Plan. Related to the Incentive Plan, the Company granted SARs as described below.

SARs (204,473) become exercisable at any time after the earliest that (a) up to and including July 22, 2001, the Company's average closing stock price over a 45 calendar day period has equaled or exceeded $39.125 per share; or (b) up to and including January 22, 2005, the Company's average closing stock price over a 45 calendar day period has equaled or exceeded $53.80 per share. In addition, in the event that goal (a) above is met, only 50% of the SARs thus vested will be immediately exercisable, with, 25% exercisable upon the first anniversary of the performance vesting date, and 25% exercisable upon the second anniversary of the performance vesting date. In addition, SARs (163,579) become exercisable at such time up to and including January 22, 2005, the Company's average closing stock price over a 45-calendar day period has equaled or exceeded $53.80 per share. All SARs which have met the performance goals above, as the case may be, will expire December 9, 2007.
As a result of the underlying stock price, no compensation expense was recorded in 1999 or 1998 related to these SARs.

The Incentive Plan also provides that in the event of the Change in Control of the Company, as defined below, (i) any SARs and stock options outstanding as of the date of the Change in Control which are neither exercisable or vested will become fully exercisable and vested (The payment received upon the exercise of the SARs shall be equal to the excess of the fair market value of a share of the Company's Common Stock on the date of exercise over the grant date price multiplied by the number of SARs exercised); (ii) the restrictions applicable to restricted stock will lapse and such restricted stock will become free of all restrictions and fully vested; and (iii) all performance units or shares will be considered to be fully earned and any other restrictions will lapse, and such performance units or shares will be settled in cash or stock, as applicable, within 30 days following the effective date of the Change in Control. For purposes of subsection (iii), the payout of awards subject to performance goals will be a pro rata portion of all targeted award opportunities associated with such awards based on the number of complete and partial calendar months with the performance period which had elapsed as of the effective date of the Change in Control. The Committee will also have the authority, subject to the limitations set forth in the Incentive Plan, to make any modifications to awards as determined by the Committee to be appropriate before the effective date of the Change in Control.

For purposes of the Incentive Plan, "Change in Control" of the Company means, and shall be deemed to have occurred upon, any of the following events: (a) any person (other than those persons in control of the Company as of the effective date of the Incentive Plan, a trustee or other fiduciary holding securities under an employee benefit plan of the Company or a corporation owned directly or indirectly by the stockholders of the Company in substantially the same proportions as their ownership of stock of the Company) becomes the beneficial owner, directly or indirectly, of securities of the Company representing 30 percent or more of the combined voting power of the Company's then outstanding securities; or (b) during any period of two (2) consecutive years (not including any period prior to the effective date), the individuals who at the beginning of such period constitute the Board of Directors (and any new director, whose election by the Company's stockholders was approved by a vote of at least two-thirds of the directors then still in office who either were directors at the beginning of the period or whose election or nomination for election was so approved), cease for any reason to constitute a majority thereof; or (c) the stockholders of the Company approve: (i) a plan of complete liquidation of the Company; or (ii) an agreement for the sale or disposition of all or substantially all the Company's assets; or (iii) a merger, consolidation, or reorganization of the Company with or involving any other corporation, other than a merger, consolidation, or reorganization that would result in the voting securities of the Company outstanding immediately prior thereto continuing to represent at least 50 percent of the combined voting power of the voting securities of the Company (or such surviving entity) outstanding immediately after such merger, consolidation, or reorganization.

During 1995, the Company established stock option plans providing for the grant of options to purchase common shares to outside directors, executives and certain key employees. The Compensation Committee of the Board of Directors administers the plans and approves stock option grants. Stock options granted under the plans are exercisable at a price equal to the market value of the stock at the date of grant. The options, in the case of nonemployee directors, are immediately exercisable, and in the case of executives and key employees, become exercisable from one to four years from the date of grant, and generally expire 10 years from the date of grant. The following table summarizes option activity:

                                                       Weighted
                                                        Average      Weighted
                                                       Remaining      Average
                                                      Contractual    Exercise
                         Options    Exercise Price       Life          Price
                         -------    --------------       ----          -----
Outstanding at December
    31, 1996             489,750    $ 8.50 - 13.57     9.5 years      $11.60

Granted                   33,000    $16.13 - 19.56                    $17.87
Exercised                (21,850)   $ 8.50 - 13.19                    $11.25
Canceled                 (17,500)   $ 8.50 -  9.25                    $12.69
                         -------

Outstanding at December
    31, 1997             483,400    $ 8.50 - 19.56     8.5 years      $11.99

Granted                   16,000    $18.13                            $18.13
Exercised                (19,436)   $ 8.50 - 13.19                    $11.31
Canceled                  (8,864)   $ 8.50 - 19.56                    $12.74
                         -------

Outstanding at December
    31, 1998             471,100    $ 8.50 - 19.56     7.6 years      $12.21

Granted                  222,100    $ 9.88 - 17.00                    $13.65
Exercised                (20,650)   $ 8.50 - 13.19                    $12.22
Canceled                 (16,700)   $13.19 - 19.56                    $14.40
                         -------

Outstanding at December
    31, 1999             655,850    $ 8.50 - 19.56     7.6 years      $12.64
                         =======

Vested and exercisable at
    December 31, 1999    400,656                                      $12.13
                         =======

The following table summarizes information about stock options outstanding at December 31, 1999:


                        Options Outstanding             Options Exercisable
-------------------------------------------------------------------------------

                               Weighted-
                                Average     Weighted-                Weighted-
   Range            Number      Remaining    Average      Number      Average
of Exercise      Outstanding   Contractual   Exercise   Exercisable   Exercise
   Prices        at 12/31/99       Life       Price     at 12/31/99    Price
-------------------------------------------------------------------------------

$8.50  -  9.88     263,900        7.5         $ 9.32      159,500      $ 8.96
$12.69 - 13.57     230,950        6.9          13.21      182,606       13.21
$16.13 - 17.00     130,500        8.9          16.89       34,800       16.60
$18.13 - 19.56      30,500        8.2          18.81       23,750       18.60
                 --------------------------------------------------------------
                   655,850        7.6         $12.64      400,656      $12.13
                 ==============================================================


The Company applies Accounting Principles Bulletin Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations in accounting for stock options. Accordingly, no compensation cost has been recognized. SFAS No. 123, "Accounting for Stock-Based Compensation" was issued and, if fully adopted by the Company, would change the method for recognition of cost. Under SFAS No. 123, cost is based upon the fair value of each option at the date of grant using an option-pricing model that takes into account as of the grant date the exercise price and expected life of the option, the current price of the underlying stock and its expected volatility, expected dividends on the stock and the risk-free interest rate for the expected term of the option. Had compensation cost been determined based on the fair value method of SFAS
No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below. The weighted average fair values of options granted in 1999, 1998 and 1997 were $7.19, $5.67 and $7.02, respectively.

The fair value of each option grant is estimated on the date of grant using the binomial option-pricing model with the following assumptions used for grants on June 8, 1995, December 29, 1995, May 20, 1996, July 30, 1996, December 9, 1996,
May 19, 1997, December 9, 1997, May 19, 1998, January 8, 1999, May 19, 1999, and
December 10, 1999 respectively: dividend yield of 2.25%, 1.65% and 1.82% for the periods 1999, 1998 and 1997, respectively; expected volatility ranging from 17.8% to 43.2% for all grants, risk free interest rates ranging from of 4.66% to 6.92% for all grants; and expected lives of five years for all grants.

                                       1999            1998            1997
                                       ----            ----            ----
                                      (In Thousands, Except Per Share Data)

Net income as reported               $10,455         $13,082         $11,602
                                      ======          ======          ======
Net income - pro forma               $ 9,993         $12,762         $11,334
                                      ======          ======          ======

Earnings per share as reported -
    Basic                            $  1.25         $  1.58         $  1.40
                                      ======          ======          ======
Earnings per share - pro forma -
    Basic                            $  1.19         $  1.54         $  1.37
                                      ======          ======          ======

Earnings per share as reported -
    Diluted                          $  1.21         $  1.55         $  1.38
                                      ======          ======          ======
Earnings per share - pro forma -
    Diluted                          $  1.17         $  1.52         $  1.35
                                      ======          ======          ======

The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts.


Note 10.   WASTE-TO-ENERGY FACILITY

The Company owns a waste-to-energy facility, SESCO, in Savannah, Georgia. SESCO is under contract with the Resource Recovery Development Authority ("the Authority") of the City of Savannah ("the City") to receive and dispose of the City's solid waste through 2007. The contract provides for minimum levels of SESCO's disposal fee income to be used to retire the $50,700,000 of industrial revenue bonds issued by the Authority of the City to finance construction of the plant.

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

Under terms of the contract, SESCO made contributions to the Authority totaling $9,200,000. In consideration for these contributions, the waste-to-energy facility will revert to the Company, subject to collateral agreements under the bond indentures, when the service agreement expires. The Company is not required to make any additional payments to the Authority. SESCO has made capital expenditures to improve the operating facility which have been accounted for as deferred expenses. Deferred expenses, net of impairment, are being amortized through 2007 (see Note 3).

During 1998, Katy evaluated the carrying value of SESCO. Continued operating and cash flow losses combined with the efforts to dispose of SESCO led to the Company's determination to conduct such review. Accordingly, during the fourth quarter of 1998, Katy adjusted the carrying value of SESCO's long-lived assets to their estimated fair value, resulting in a pre-tax impairment of $2,800,000. The estimated fair value was based upon comparable asset values and anticipated future cash flows discounted at a rate commensurate with the risk involved. SESCO is one of the "Operations to be Disposed Of" included in the previously reported Divestiture and Reorganization Plan. SESCO's historical operating results have been segregated as "Equity in income (loss) of operations to be disposed of" on the accompanying Consolidated Statements of Operations for the years ended December 31, 1999, 1998 and 1997.


Note 11.   INCOME TAXES

The domestic and foreign components of income (loss) before income taxes, exclusive of distribution on preferred interest in subsidiary, are:

                                                     1999      1998      1997
                                                     ----      ----      ----
                                                      (Thousands of Dollars)

Domestic
  Continuing                                       $14,075   $19,179   $14,148
  Discontinued                                       2,087        -      3,159
                                                    ------    ------    ------
Total domestic                                     $16,162   $19,179   $17,307
                                                    ------    ------    ------
Foreign
  Continuing                                       $ 2,975   $   642   $   417
  Discontinued                                      (3,809)       -        (49)
                                                    ------    ------    ------
Total foreign                                      $  (834)  $   642   $   368
                                                    ------    ------    ------

Total worldwide                                    $15,328   $19,821   $17,675
                                                    ======    ======    ======

The components of the net provision (benefit) for income taxes are:

                                                     1999      1998      1997
                                                     ----      ----      ----
Continuing operations:                                (Thousands of Dollars)
  Current:
    Federal                                        $(2,108)  $ 4,240   $ 2,786
    State                                              228       590       340
    Foreign                                          1,761       285        47
                                                    ------    ------    ------
  Total                                               (119)    5,115     3,173
                                                    ------    ------    ------

  Deferred:
    Federal                                          1,369     1,585     1,315
    State                                              758       171       269
    Foreign                                            306      (132)      165
                                                    ------    ------    ------
  Total                                              2,433     1,624     1,749
                                                    ------    ------    ------

Total continuing operations                        $ 2,314   $ 6,739   $ 4,922
                                                    ------    ------    ------

Discontinued operations:

    Federal                                        $   730   $    -    $ 1,065
    State                                               33        -        104
    Foreign                                           (785)       -        (18)
                                                    ------    ------    ------
Total                                              $   (22)  $    -    $ 1,151
                                                    ------    ------    ------

Net provision for income taxes                     $ 2,292   $ 6,739   $ 6,073
                                                    ======    ======    ======

The total income tax provision for continuing operations differed from the amount computed by applying the statutory federal income tax rate to pre-tax income from continuing operations. The computed amount and the differences for the years ended December 31, 1999, 1998 and 1997 were as follows:

                                                     1999      1998      1997
                                                     ----      ----      ----
                                                      (Thousands of Dollars)

Provision for income taxes at statutory rate       $ 5,968   $ 6,937   $ 5,098
Revision of prior years' tax estimates              (2,750)       -         -
State income taxes, net of federal benefit             906       476       492
Foreign tax rate differential                          (40)       10        20
Amortization of negative goodwill                     (596)     (596)     (596)
Benefit of net operating loss carryforwards             -        (66)      (49)
Other, net                                            (271)      (22)      (43)
                                                    ------    ------    ------
  Provision for income taxes from continuing
    consolidated operations                          3,217     6,739     4,922
Distribution on preferred interest of subsidiary      (903)       -         -
                                                    ------    ------    ------
  Net provision for income taxes from continuing
    operations                                     $ 2,314   $ 6,739   $ 4,922
                                                    ======    ======    ======

The tax effects of significant items comprising the Company's net deferred tax liability as of December 31, 1999 and 1998 are as follows:

                                                            1999        1998
                                                            ----        ----
                                                         (Thousands of Dollars)
Deferred tax liabilities:

Difference between book and tax basis of property         $ 5,605     $   449
Waste-to-energy facility                                   17,598      18,763
Inventory costs                                             1,070          -
Undistributed earnings of equity investees                  1,538      10,372
                                                           ------      ------
                                                           25,811      29,584
                                                           ------      ------
Deferred tax assets:

Allowance for doubtful receivables                          1,501       2,156
Inventory costs                                                -        3,470
Accrued expenses and other items                           11,285      11,708
Operating loss carryforwards - domestic                     2,499       2,574
Operating loss carryforwards - foreign                      1,503         555
Tax credit carryforwards                                      686          -
                                                           ------      ------
                                                           17,474      20,463
Less valuation allowance                                   (3,203)       (450)
                                                           ------      ------
                                                           14,271      20,013
                                                           ------      ------
    Net deferred income tax liability                     $11,540     $ 9,571
                                                           ======      ======

The caption entitled "Revision of prior years' tax estimates," as shown in the table above, includes amounts for the reversal of reserves which the Company no longer believes are necessary, other changes in prior year tax estimates and changes in valuation allowances with respect to deferred income tax assets. Generally, the reversal of reserves relate to the expiration of the relevant statute of limitations with respect to certain income tax returns, or the resolution of specific income tax matters with the relevant tax authorities.

The domestic and foreign net operating loss carryforwards primarily relate to SESCO and the Company's Canadian operations, respectively, and can only be used to offset income from these operations. The Company's Canadian subsidiaries have Canadian net operating loss carryforwards of approximately $4,174,000 at December 31, 1999 that expire in the years 2002 through 2006. SESCO has state net operating loss carryforwards of $49,974,000 at December 31, 1999 that expire in the years 2003 through 2019. The tax credit carryforwards relate to certain foreign tax credit carryovers that expire in 2004.

The valuation allowance primarily relates to domestic state and foreign net operating loss carryforwards of SESCO and the Company's Canadian operations, respectively, the tax benefits from which may not be realized. The valuation allowance increased $2,753,000 during the year ended December 31, 1999, due to past losses from these operations and uncertainties as to their ability to generate future taxable income.


Note 12.   LEASE OBLIGATIONS:

The Company has entered into noncancelable leases for manufacturing and data processing equipment and real property with lease terms of up to ten years. Future minimum lease payments as of December 31, 1999 are as follows:

                                                     (Thousands of Dollars)

     2000                                                  $  12,847
     2001                                                     12,124
     2002                                                     10,935
     2003                                                     10,258
     2004                                                      9,454
     Later years                                              27,222
                                                            --------
     Total minimum payments                                $  82,840
                                                            ========

Rental expense for 1999, 1998 and 1997 for operating leases was $13,247,000, $5,138,000 and $3,928,000, respectively.


Note 13.   RELATED PARTY TRANSACTIONS:

In connection with the Contico acquisition on January 8, 1999, Katy entered into building leases with Newcastle. Newcastle is majority-owned by Lester
I. Miller, who was appointed to Katy's Board of Directors on January 8, 1999. Also, several additional properties utilized by Contico are leased directly from Lester I. Miller. Aggregate rental expense of approximately $5,500,000 was recorded in 1999 relating to these leases. Rental expense for these properties approximates market rates. In October of 1999, certain of the above properties were sold by Newcastle to an unrelated third party. Related party rental expense for the year ended December 31, 2000 is expected to approximate $1,500,000.

The Company paid Newcastle $2,581,000 of preferred dividends for the year ended December 31, 1999 (see Note 8).


Note 14.   INDUSTRY SEGMENTS AND GEOGRAPHIC INFORMATION:

The Company is a manufacturer and distributor of a variety of industrial and consumer products, including sanitary maintenance supplies, coated abrasives, stains, electrical and electronic components, and nonpowered hand tools. Principal markets are in the United States, Canada, and Europe and include the sanitary maintenance, restaurant supply, retail, electronic, automotive, and computer markets. These activities are grouped into two industry segments:
Electrical/Electronics and Maintenance Products. During 1999, Katy had several large customers in the mass merchant/discount/home improvement retail markets. While no single customer accounted for 10% of Katy's consolidated sales, several approached this threshold, and a significant loss of business at any of these retail outlets would have an adverse impact on the Company's results. Katy had one major customer in its Electrical/Electronics segment that accounted for approximately $46,796,000 or 14% of the Company's consolidated 1998 annual sales. On November 4, 1998, the Company announced that this major customer withdrew its commitment to purchase electric corded products from Woods at or about year end 1998.

The table below and the narrative that follows, summarize the key factors in the year-to-year changes in operating results.

                                             Years Ended December 31,
                                     1999              1998              1997
                                     ----              ----              ----
                                              (Thousands of Dollars)

Electrical/Electronics Group
----------------------------
Net external sales                $204,180          $230,927          $218,237
Net intercompany sales              59,992            32,103               175
Income from operations [a]           8,303            14,839            13,191
Operating margin                       4.1%              6.4%              6.0%
Identifiable assets                133,890           126,362           112,156
Depreciation and amortization        2,557             1,652               398
Capital expenditures                 3,434             7,348             5,138

Maintenance Products Group
--------------------------
Net external sales                $361,761          $111,388          $ 67,786
Net intercompany sales              11,141             6,389             4,306
Income from operations [a]          29,458             8,401             6,328
Operating margin                       8.1%              7.5%              9.3%
Identifiable assets                318,906           110,317            46,333
Depreciation and amortization       17,065             3,779             1,854
Capital expenditures                16,936             2,725             1,234

Operations to be Disposed Of
----------------------------
Net external sales                $  3,900          $  6,297          $  9,568
Net intercompany sales                  -                 -                 -
Income (loss) from operations         (190)           (3,262)              122
Operating margin                      (4.9%)            (7.3%)             1.3%
Identifiable assets                 17,903            17,680            31,599
Equity Investments                   6,988             7,034             6,500
Depreciation and amortization            5             1,009             1,549
Capital expenditures                   429             5,126             3,034

Discontinued Operations
-----------------------
Net external sales                $ 10,025          $ 23,349          $ 31,537
Net intercompany sales                  -                146                -
Income (loss) from operations         (191)            1,663             3,046
Operating margin                      (1.9%)             7.1%              9.7%
Identifiable assets                     -             16,975            18,486
Depreciation and amortization          454               631               681
Capital expenditures                    80               547             1,252

Corporate
---------
Corporate expenses [a]            $  9,990          $  7,965          $  6,496
Identifiable assets                 22,405            24,535            43,818
Depreciation and amortization           91                91                86
Capital expenditures                   187               175                41

Company
-------
Net external sales [b]            $579,866          $371,961          $327,128
Net intercompany sales              71,133            38,638             4,481
Income from operations [b]          27,390            13,676            16,191
Operating margin [b]                   4.7%              4.4%              4.9%
Identifiable assets [b]            493,104           295,869           252,392
Depreciation and amortization [b]   20,172             7,162             4,568
Capital expenditures                21,066            15,921            10,699

[a] Salaries and related costs for certain executive officers were included in Maintenance Products and Electrical/Electronics in 1998 and 1997, but have been included in Corporate Expense in 1999. These amounts were approximately $1,500,000 in 1999, $1,400,000 in 1998 and $900,000 in 1997.

[b] Company balances include amounts separately classified as "Discontinued Operations" and "Operations to be Disposed Of" in the consolidated financial statements for 1999, 1998 and 1997. The "Income (loss) from operations" for "Discontinued Operations" has been recorded in the line item "Income (loss) from operations of discontinued operations (net of tax)" on the 1999 Consolidated Statement of Operations (see Note 3).


The Company follows generally accepted accounting principles in preparing its segment information. The following tables reconcile the Company's total revenues, operating income and assets to the Company's Consolidated Statements of Operations and Consolidated Balance Sheets.

                                     1999              1998              1997
                                     ----              ----              ----
                                              (Thousands of Dollars)

Revenues
  Total revenues for reportable
    segments                      $650,999          $410,599          $331,609
  Elimination of inter-company
    revenues                       (71,133)          (38,638)           (4,481)
  Revenues included in Equity
    in loss of operations to
    be disposed of                  (3,900)           (6,297)           (9,568)
  Revenues included in
    discontinued operations        (10,025)          (23,349)          (31,537)
                                   -------           -------           -------
  Total consolidated revenues     $565,941          $342,315          $286,023
                                   =======           =======           =======

Operating Income
  Total operating income for
    reportable segments           $ 27,390          $ 13,676          $ 16,191
  Operating income included
    in Equity in (income) loss
    of operations to be
    disposed of                        190               462              (122)
  Loss from impairment of assets        -              2,800                -
  Operating (income) loss included
    in discontinued operations         191            (1,663)           (3,046)
                                    ------            ------            ------
  Total consolidated operating
    income                        $ 27,771          $ 15,275          $ 13,023
                                    ======            ======            ======

Total Assets
  Total assets for reportable
    segments                      $493,104          $295,869
  Liabilities included in Net
    current and Net noncurrent
    assets of operations to be
    disposed of                     (1,268)             (956)
  Liabilities included in Net
    current and Net noncurrent
    assets of discontinued
    operations                          -             (1,738)
                                   -------           -------
  Total consolidated assets       $491,836          $293,175
                                   =======           =======

Export sales of products, primarily to Canada, Mexico, Europe, and the Far East, were $17,862,000, $19,641,000, and $15,197,000 in 1999, 1998 and
1997, respectively.

The Company operates businesses in the United States and foreign countries. The operations for 1999, 1998 and 1997 of businesses within major geographic areas are summarized as follows:

                               United   Canada/          Far East
                               States   Mexico   Europe   & Other  Consolidated
                               ------   ------   ------   -------  ------------
                                           (Thousands of Dollars)

1999:

Sales to unaffiliated
  customers                  $478,105  $52,957  $31,002  $  3,877     $565,941
Operating income             $ 20,670  $ 3,881  $ 2,834  $    386     $ 27,771
Identifiable assets          $441,054  $29,055  $21,727  $     -      $491,836

1998:

Sales to unaffiliated
  customers                  $298,572  $35,876  $ 5,246  $  2,621     $342,315
Operating income             $ 12,539  $ 1,852  $   626  $    258     $ 15,275
Identifiable assets          $261,309  $31,866  $    -   $     -      $293,175

1997:

Sales to unaffiliated
  customers                  $266,403  $13,526  $ 3,541  $  2,553     $286,023
Operating income             $ 11,551  $   958  $   299  $    215     $ 13,023
Identifiable assets          $222,300  $14,860  $    -   $     -      $237,160

Net sales for each geographic area include sales of products produced in that area and sold to unaffiliated customers, as reported in the Consolidated Statements of Operations.


Note 15.   CONTINGENT LIABILITIES

In December 1996, Banco del Atlantico, a bank located in Mexico, filed a lawsuit against Woods, and certain past and then present officers and directors and former owners of Woods, alleging that the defendants participated in a violation of the Racketeer Influenced and Corrupt Organizations Act involving allegedly fraudulently obtained loans from Mexican banks, including the plaintiff, and "money laundering" of the proceeds of the illegal enterprise. All of the foregoing is alleged to have occurred prior to the Company's purchase of Woods. The plaintiff also alleges that it made loans to an entity controlled by certain officers and directors based upon fraudulent representations. The plaintiff seeks to hold Woods liable for its alleged damage under principles of respondeat superior and successor liability. The plaintiff is claiming damages in excess of $24,000,000 and is requesting treble damages under the statutes. The defendants have filed a motion, which has not been ruled on, to dismiss this action on jurisdictional grounds. Because the litigation is in preliminary stages, it is not possible at this time for the Company to determine an outcome or reasonably estimate the range of potential exposure. The Company may have recourse against the former owner of Woods and others for, among other things, violations of covenants, representations and warranties under the purchase agreement through which the Company acquired Woods, and under state, federal and common law. In addition, the purchase price under the purchase agreement may be subject to adjustment as a result of the claims made by Banco del Atlantico. The extent or limit of any such recourse cannot be predicted at this time.

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

The Company and certain of its current and former direct and indirect corporate predecessors, subsidiaries and divisions have been identified by the United States Environmental Protection Agency, state environmental agencies and private parties as potentially responsible parties ("PRPs") at a number of hazardous waste disposal sites under the Comprehensive Environmental Response, Compensation and Liability Act ("Superfund") or equivalent state laws and, as such, may be liable for the cost of cleanup and other remedial activities at these sites. Responsibility for cleanup and other remedial activities at a Superfund site is typically shared among PRPs based on an allocation formula. Under the federal Superfund statute, parties could be held jointly and severally liable, thus subjecting them to potential individual liability for the entire cost of cleanup at the site. Based on its estimate of allocation of liability among PRPs, the probability that other PRPs, many of whom are large, solvent, public companies, will fully pay the costs apportioned to them, currently available information concerning the scope of contamination, estimated remediation costs, estimated legal fees and other factors, the Company has recorded and accrued for indicated environmental liabilities in the aggregate amount of approximately $4,100,000 at December 31, 1999. The ultimate cost will depend on a number of factors and the amount currently accrued represents management's best current estimate of the total cost to be incurred. The Company expects this amount to be substantially paid over the next one to four years.

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

2. During 1995, the Company reached agreement with the Oregon Department of Environmental Quality ("ODEQ") as to a cleanup plan for PCB contamination at the Medford, Oregon facility of the former Standard Transformer division of American Gage. The agreement required the Company to pay $1,300,000 of the first $2,000,000 in cleanup costs. Those funds were expended in 1998. Another former occupant of the site, Balteau Standard, Inc. was responsible for the remaining $700,000 of the first $2,000,000 and the next $450,000 in cleanup costs above the $2,000,000. The parties are now sharing equally in cleanup costs. Katy believes the cleanup plan has been successful and has requested that the ODEQ inspect and approve the remediation work. Katy has received such approval with respect to a portion of the cleanup plan. Further monitoring of groundwater and testing and cleanup of adjacent property may be required before approval can be obtained with respect to the remainder of the plan. Pending such approval, the liability of Katy and its subsidiary cannot be determined at this time.

Although management believes that these actions individually and in the aggregate are not likely to have a material adverse effect on the Company, further costs could be significant and will be recorded as a charge to operations when such costs become probable and reasonably estimable.


Note 16:   QUARTERLY RESULTS OF OPERATIONS (UNAUDITED):

Quarterly results of operations have been affected by unusual or infrequently occurring items as discussed below.

1999                                1st Qtr    2nd Qtr    3rd Qtr    4th Qtr
----                                -------    -------    -------    -------
                                  (Thousands of Dollars, Except Per Share Data)

Net sales                          $126,429   $129,394   $145,548   $164,570
                                    =======    =======    =======    =======

Gross profit                       $ 40,144   $ 41,300   $ 46,570   $ 46,545
                                    =======    =======    =======    =======

Income from continuing operations  $  1,490   $    198   $  4,308   $  6,159

Discontinued operations                  -          -          -      (1,700)
                                    -------    -------    -------    -------

Net income                         $  1,490   $    198   $  4,308   $  4,459
                                    =======    =======    =======    =======

Earnings per share - Basic
  Continuing operations            $    .18   $    .02   $    .52   $    .73
  Discontinued operations                -          -          -        (.20)
                                    -------    -------    -------    -------
  Net income                       $    .18   $    .02   $    .52   $    .53
                                    =======    =======    =======    =======

Earnings per share - Diluted
  Continuing operations            $    .18   $    .02   $    .48   $    .66
  Discontinued operations                -          -          -        (.17)
                                    -------    -------    -------    -------
  Net income                       $    .18   $    .02   $    .48   $    .49
                                    =======    =======    =======    =======

1998                                1st Qtr    2nd Qtr    3rd Qtr    4th Qtr
----                                -------    -------    -------    -------

Net sales                          $ 68,856   $ 71,626   $ 94,814   $107,019
                                    =======    =======    =======    =======

Gross profit                       $ 19,171   $ 22,344   $ 28,182   $ 28,867
                                    =======    =======    =======    =======

Income from continuing operations  $  1,873   $  2,785   $  3,800   $  4,624

Discontinued operations                  -          -          -          -
                                    -------    -------    -------    -------

Net income                         $  1,873   $  2,785   $  3,800   $  4,624
                                    =======    =======    =======    =======

Earnings per share - Basic
  Continuing operations            $    .23   $    .34   $    .46   $    .56
  Discontinued operations                -          -          -          -
                                    -------    -------    -------    -------
  Net income                       $    .23   $    .34   $    .46   $    .56
                                    =======    =======    =======    =======

Earnings per share - Diluted
  Continuing operations            $    .22   $    .33   $    .45   $    .55
  Discontinued operations                -          -          -          -
                                    -------    -------    -------    -------
  Net income                       $    .22   $    .33   $    .45   $    .55
                                    =======    =======    =======    =======

During the fourth quarter of 1999, the Company recorded a pre-tax gain of $800,000 from the collection of previously reserved notes, a pre-tax charge of $1,029,000 to increase the LIFO inventory reserve (see Note 1) and a pre-tax charge of $559,000 relating to the potential sale of Electrical/Electronics segment and other restructuring. During the second quarter, a $600,000 restructuring charge was recorded relating to the elimination of 22 management positions in the Electrical / Electronics Segment (see Note 17). In addition, the Company reversed $2,750,000 of income tax liabilities in the fourth quarter of 1999 as a result of the closure for audit purposes of certain tax years
(see Note 11).

During 1998, the Company recorded a pre-tax gain of $6,122,000 from the sale of CEGF. In addition, Katy recorded a pre-tax impairment loss of $2,800,000 reducing SESCO's book value.


Note 17:   RESTRUCTURING CHARGE

During the second quarter of 1999, the Company undertook a restructuring of the Electrical/Electronics businesses, which included severance and related costs for certain employees. Approximately 22 employees accepted severance packages. Total severance and related costs were $600,000, which are included in Selling, general and administrative costs on the Consolidated Statement of Operations. Substantially all of these costs were paid during the third quarter of 1999.




Item 9. CHANGES IN AND DISAGREEMENTS WITH INDEPENDENT AUDITORS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On March 30, 1998, the Company dismissed Deloitte & Touche LLP as Independent Public Accountants. The decision was approved by the Audit Committee of the Company's Board of Directors.

Deloitte & Touche LLP's reports on the consolidated financial statements for the Company's fiscal year ended December 31, 1997 did not contain an adverse opinion or a disclaimer of opinion, and were not modified as to uncertainty, audit scope or accounting principles.

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

On May 19, 1998, Arthur Andersen LLP was engaged as the Company's Independent Public Accountants.




                                  Part III
                                  --------


Item 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding the directors of Katy is incorporated herein by reference to the information set forth under the section entitled "Election of Directors" in the 2000 Proxy Statement.

Information regarding executive officers of the Company is incorporated herein by reference to the information set forth under the section "Information Concerning Directors and Executive Officers" in the 2000 Proxy Statement.



Item 11.   EXECUTIVE COMPENSATION

Information regarding compensation of executive officers is incorporated by reference to the materials under the caption "Executive Compensation" in the 2000 Proxy Statement.



Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information regarding beneficial ownership of stock by certain beneficial owners and by management of Katy is incorporated herein by reference to the information set forth under the section "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" in the 2000 Proxy Statement.



Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding certain relationships and related transactions with management is incorporated herein by reference to the information set forth under the section "Certain Relationships and Related Transactions" in the 2000 Proxy Statement.




                                   Part IV
                                   -------


Item 14.   FINANCIAL STATEMENTS, SCHEDULES, EXHIBITS AND REPORTS ON FORM 8-K

(a)   1.   Financial Statement Schedules
      ----------------------------------

      The financial statement schedule filed with this report is listed on the "Index to Financial Statement Schedules."

      2.  Exhibits
      ------------

      The exhibits filed with this report are listed on the "Exhibit Index."

(b)   Reports on Form 8-K
      -------------------

      On January 15, 1999, the Company filed a current report on Form 8-K providing information in response to Item 2 of Form 8-K with respect to the acquisition of Contico International, LLC.

      On March 22, 1999, the Company filed a current report on Form 8-K/A providing information in response to Item 7 of Form 8-K/A with respect to the pro forma financial statements related to the acquisition of Contico International, LLC.


                                 SIGNATURES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 22, 2000                              KATY INDUSTRIES, INC.
                                                        Registrant


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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of this 17th day of March, 2000.

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


/S/ Lester I. Miller        Director
--------------------
Lester I. Miller


/S/ William H. Murphy       Director
---------------------
William H. Murphy


/S/ Lutz Raettig            Director
----------------
Lutz Raettig


/S/ Charles W. Sahlman      Director
----------------------
Charles W. Sahlman



INDEX TO FINANCIAL STATEMENT SCHEDULES


Independent Accountants' Reports
Independent Auditors' Consent
Schedule II - Valuation and Qualifying Accounts

All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the Consolidated Financial Statements of Katy or the Notes thereto.



          INDEPENDENT ACCOUNTANTS' REPORT ON SUPPLEMENTAL SCHEDULE

TO KATY INDUSTRIES, INC.:

We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements of Katy Industries, Inc. as of December 31, 1999 and 1998, and for the periods then ended included in this Form 10-K and have issued our report thereon dated January 26, 2000. Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule listed in Item 14 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements as indicated in our report with respect thereto and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.



ARTHUR ANDERSEN LLP

Denver, Colorado
January 26, 2000


          INDEPENDENT ACCOUNTANTS' REPORT ON SUPPLEMENTAL SCHEDULE

To the Board of Directors and Stockholders of Katy Industries, Inc.

We have audited the consolidated financial statements of Katy Industries, Inc. and subsidiaries (the "Company") for the period ended December 31, 1997, and have issued our report thereon dated January 27, 1998; such report is included elsewhere in this Form 10-K. Our audit also included the 1997 financial statement schedule of Katy Industries, Inc., listed in Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audit. In our opinion, such 1997 financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE LLP

Denver, Colorado
January 27, 1998



                   KATY INDUSTRIES, INC. AND SUBSIDIARIES
               SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                           (Thousands of Dollars)

                         Balance at  Additions  Write-offs              Balance
                         Beginning   Charged to   to the      Other     at End
Description               of Year     Expense     Reserve  Adjustments  of Year
-----------               -------     -------     -------  -----------  -------

Year ended December 31, 1999:

Reserve for doubtful accounts:
  Trade receivables        $  963       $463      $(942)    $   636 [a] $1,120

  Current notes and other
    accounts receivable       198         -          -         (198)[a]      0

  Long-term notes
    receivable              2,452         -          -       (1,452)[a]  1,000
                            -----        ---       ----      ------      -----

                           $3,613       $463      $(942)    $(1,014)    $2,120
                            =====        ===       ====      ======      =====

Year ended December 31, 1998:

Reserve for doubtful accounts:
  Trade receivables       $  857        $382      $(106)    $  (170)[a] $  963

  Current notes and other
    accounts receivable      410          -          -           48 [b]    198
                                                               (260)[a]

  Long-term notes
    receivable             2,500          -          -          (48)[b]  2,452
                           -----         ---       ----      ------      -----

                          $3,767        $382      $(106)    $  (430)    $3,613
                           =====         ===       ====      ======      =====

Year ended December 31, 1997:  [c]

Reserve for doubtful accounts:
  Trade receivables       $1,041        $526      $(430)    $  (155)[a] $  857
                                                                (94)[d]
                                                                (31)[e]
  Current notes and other
    accounts receivable      329          -          -           94 [d]    410
                                                                (13)[a]

  Long-term notes
    receivable             2,500          -          -           -       2,500
                           -----         ---       ----      ------      -----

                          $3,870        $526      $(430)    $  (199)    $3,767
                           =====         ===       ====      ======      =====

[a] Doubtful accounts and credit memos written-off against the reserve and/or collections of previously written-off accounts.
[b] Amount reclassed from "Long-term notes receivable" to "Current notes and other accounts receivable".
[c] In accordance with the divestiture plan, beginning balances for 1997 reflect the exclusion of the reserves for discontinued operations.
[d] Amount reclassed from the "Trade receivables" to "Current notes and other accounts receivable".
[e] Amount included in "Net current assets of other operations to be disposed of" line item in the current year and in the "Accounts receivable, trade" line item in the prior year.



                            KATY INDUSTRIES, INC.
                              INDEX OF EXHIBITS
                              DECEMBER 31, 1999

Exhibit
Number      Exhibit Title
------      -------------

3.1 Certificate of Incorporation (incorporated by reference to Katy's Form 10-K for year ended December 31, 1987, filed March 29, 1988).

3.2 By-Laws (incorporated by reference to Katy's Form 8-K filed February 15, 1996).

4.1 Rights Agreement dated as of January 13, 1995 between Katy and Harris Trust and Savings Bank as Rights Agent (incorporated by reference to Katy's Form 8-K filed January 24, 1995).

4.1a Amendment dated as of October 31, 1996 to the Rights Agreement dated as of January 13, 1995 between Katy and Harris Trust and Savings Bank as Rights Agent (incorporated by reference to Katy's Form 8-K filed November 8, 1996).

4.1b Amendment dated as of January 8, 1999 to the Rights Agreement dated as of January 13, 1995 between Katy and LaSalle National Bank as Rights Agent (incorporated by reference to Katy's Form 8-K filed January 15, 1999).

10.1 Katy's Industries, Inc. 1994 Key Employee and Director Stock Purchase Plan (incorporated by reference to Katy's Registration Statement on Form S-8 filed September 28, 1994, Reg. No. 33-55647).

10.2 Katy Industries, Inc. Long-Term Incentive Plan (incorporated by reference to Katy's Registration Statement on Form S-8 filed June 21, 1995, Reg. No. 33-60443).

10.3 Katy Industries, Inc. Non-Employee Director Stock Option Plan (incorporated by reference to Katy's Registration Statement on Form S-8 filed June 21, 1995, Reg. No. 33-60449).

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

4           Credit Agreement

21          Subsidiaries of registrant

23          Independent Auditors' Consent

23.1a       Independent Auditors' Consent

27          Financial Data Schedule


*  Indicates incorporated by reference.



                                 Exhibit 21
                                 ----------

                         SUBSIDIARIES OF REGISTRANT


The following list sets forth subsidiaries of Katy Industries, Inc. as of March 17, 2000, as well as operating divisions of such subsidiaries, with successive indentation indicating parent/subsidiary relationships of such subsidiaries. The percentage (unless 100%) of outstanding equity securities owned by the immediate parent and the state of jurisdiction or incorporation of each such subsidiary is stated in parentheses. Omitted subsidiaries do not, in the aggregate, constitute a "significant subsidiary".

American Gage & Machine Company (Illinois)
Bee Gee Holding Company, Inc. (Florida) (43%)
Contico International, L.L.C. (Delaware)
  Contico Manufacturing Limited (U.K.)
CRL Export, Inc. (U.S. Virgin Islands)
Glit/Disco, Inc. (Delaware)
Duckback Products, Inc. (Delaware)
  Primary Coatings, Inc. (Delaware)
Hallmark Holdings, Inc. (Delaware)
  Bay State
  GC/Waldom Electronics, Inc. (Delaware)
  Glit
  Glit/Gemtex, Inc. (Delaware)
  Glit/Microtron
  Hamilton Precision Metals, Inc. (Delaware)
  Loren Products
  Wabash Holding Corp. (Delaware)
  Wilen Products, Inc. (Delaware)
Katy International, Inc. (British Virgin Islands)
Katy Oil Company of Indonesia (Delaware)
  Katy-Teweh Petroleum Company (Delaware)
Katy-Seghers, Inc. (Delaware)
  Savannah Energy Systems Company (Georgia)
PTR Machine Corp. (Delaware)
W.J. Smith Wood Preserving Company (Texas)
Woods Industries, Inc. (Delaware)
  Thorsen Tools, Inc.
Woods Industries (Canada), Inc. (Ontario, Canada)
  Glit/Gemtex, Ltd. (Ontario, Canada) (June 1, 1997 and forward)



                                 Exhibit 23
                                 ----------

                        INDEPENDENT AUDITORS' CONSENT

We consent to the incorporation by reference in Registration Statement
No. 33-55647, Registration Statement No. 33-60443 and Registration Statement No. 33-60449 of Katy Industries, Inc. on Forms S-8 of our reports dated January 27, 1998, appearing in this Annual Report on Form 10-K of Katy Industries, Inc. for the year ended December 31, 1999.



DELOITTE & TOUCHE LLP

Denver, Colorado
March 17, 2000




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

Denver, Colorado
March 17, 2000