Form 10-Q
period 2000-03-31
KATY INDUSTRIES INC
filed 2000-05-12
CIK 54681

United States
                     Securities and Exchange Commission
                           Washington, D.C. 20549

                                  FORM 10-Q

                      Quarterly Report Under Section 13
               or 15(d) of the Securities Exchange Act of 1934


For Quarter Ended: March 31, 2000       Commission File Number 1-5558


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


                                Yes   X   No



Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.


                      Class  Outstanding at May 12, 2000
                    Common stock, $1 par value  8,405,558

                            KATY INDUSTRIES, INC.
                                  FORM 10-Q
                               March 31, 2000





INDEX


                                                                           Page
PART I  FINANCIAL INFORMATION

    Item 1. Financial Statements:

            Condensed Consolidated Balance Sheets
            March 31, 2000 and December 31, 1999

            Condensed Consolidated Statements of Operations
            Three Months Ended March 31, 2000 and 1999

            Condensed Consolidated Statements of Cash Flows
            Three Months Ended March 31, 2000 and 1999

            Notes to Condensed Consolidated Financial Statements

    Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations


PART II OTHER INFORMATION

    Item 1. Legal Proceedings

    Item 6. Exhibits and Reports on Form 8-K

            Signatures


                        PART I FINANCIAL INFORMATION

                        Item 1.  Financial Statements


                   KATY INDUSTRIES, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                            (Thousands of Dollars)
                                 (Unaudited)

                                   ASSETS

                                                         March 31, December 31,
                                                          2000       1999
CURRENT ASSETS:                                        ----------   ---------

  Cash and cash equivalents                         $    3,267     $    9,988
  Accounts receivable, net                              83,095         95,153
  Inventories                                          130,061        117,400
  Deferred income taxes                                  7,800          8,497
  Other current assets                                   4,427          6,017
  Net current assets of operations to be disposed of       -              737
                                                       ----------   ---------
          Total current assets                         228,650        237,792


OTHER ASSETS:

  Cost in excess of net assets acquired                 39,804          40,037
  Other intangibles                                     51,289          52,491
  Miscellaneous                                          8,093           6,831
 Net noncurrent assets of operations to be disposed of  15,813          15,898
                                                      --------       ---------
          Total other assets                           114,999         115,257


PROPERTIES:
  Land and improvements                                  1,771           1,771
  Buildings and improvements                            26,508          26,884
  Machinery and equipment                              160,503         142,627

Accumulated depreciation                               (50,653)        (32,495)
                                                    ----------       ---------
       Net properties                                  138,129         138,787
                                                    ----------       ---------
                                                     $481,778        $491,836
                                                     =========       =========

See Notes to Condensed Consolidated Financial Statements.

                   KATY INDUSTRIES, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                 (Thousands of Dollars, Except Share Data)
                                 (Unaudited)

                    LIABILITIES AND STOCKHOLDERS' EQUITY


                                                     March 31,     December 31,
                                                     2000            1999
CURRENT LIABILITIES:                               -----------     -----------

   Accounts payable                                $  53,179       $  56,874
   Accrued compensation                                5,353           3,902
   Accrued expenses                                   39,470          52,538
   Accrued interest and taxes                          3,861           2,887
   Net current liabilities of operations
      to be disposed of                                  447             -
   Other current liabilities                             698             698
                                                  -----------     ----------
      Total current liabilities                      103,008         116,899
                                                  -----------     ----------
LONG TERM DEBT, less current maturities              155,817         150,835
                                                  -----------     ----------
OTHER LIABILITIES                                      7,385           7,359
                                                  -----------     ----------
EXCESS OF ACQUIRED NET
   ASSETS OVER COST, Net                               3,069           3,495
                                                  -----------     ----------
DEFERRED INCOME TAXES                                 19,660          20,037
                                                  -----------     ----------
COMMITMENTS AND CONTINGENCIES - Note 2

PREFERRED INTEREST OF SUBSIDIARY                      32,900          32,900
                                                  -----------     ----------
STOCKHOLDERS' EQUITY:
   Common stock, $1 par value; authorized
   25,000,000 shares; issued 9,822,204 shares          9,822           9,822
   Additional paid-in capital                         51,127          51,127
   Accumulated other comprehensive income               (961)           (434)
   Other adjustments                                    (847)         (1,010)
   Retained earnings                                 120,690         120,689
   Treasury stock, at cost, 1,411,946              ----------      ----------
     and 1,408,346 shares, respectively              (19,892)        (19,883)
                                                   ----------      ----------
        Total stockholders' equity                   159,939         160,311
                                                   ----------      ----------
                                                    $481,778        $491,836
                                                   ==========      ==========

See Notes to Condensed Consolidated Financial Statements.


                            KATY INDUSTRIES, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 THREE MONTHS ENDED MARCH 31, 2000 AND 1999
           (Thousands of Dollars, Except Share and Per Share Data)
                                 (Unaudited)

                                                            2000          1999
                                                          -------       -------
Net sales                                              $ 134,008     $ 126,429

Cost of goods sold                                        92,237        86,285
                                                          -------       -------
Gross profit                                              41,771        40,144

Selling, general and administrative expenses              36,234        34,471
                                                          -------       -------
    Operating income                                       5,537         5,673

Equity in loss of operations to be disposed of              (644)         (272)

Interest and other, net                                   (3,246)       (2,552)
                                                          -------       -------
 Income before provision for income taxes and
 distributions on preferred interest of subsidiary         1,647         2,849

Provision for income taxes                                  (577)         (997)
                                                          -------       -------
 Income before distributions on preferred
    interest of subsidiary                                 1,070         1,852
Distributions on preferred interest of subsidiary
  (net of tax)                                              (425)         (362)

 Income from continuing operations                           645         1,490

Income from operations of discontinued
     businesses (net of tax)                                  -             -
                                                          -------       -------
    Net income                                        $      645    $    1,490
                                                         =======       =======
Earnings per share - Basic
   Income from continuing operations                  $     0.08    $     0.18
   Discontinued operations                                    -             -
                                                         -------       -------
   Net Income                                         $     0.08    $     0.18
                                                         =======       =======
Earnings per share - Diluted
   Income from continuing operations                  $     0.08    $     0.18
   Discontinued operations                                    -             -
                                                         -------       -------
   Net Income                                         $     0.08    $     0.18
                                                         =======       =======
Weighted average shares outstanding
   Basic                                                   8,416         8,344
                                                         =======       =======
   Diluted                                                 8,426         8,470
                                                         =======       =======
Dividends paid per share - common stock               $    .0750    $    .0750
                                                         =======       =======
See Notes to Condensed Consolidated Financial Statements.


                            KATY INDUSTRIES, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                           (Thousands of Dollars)
                                 (Unaudited)

                                                            2000          1999
Cash flows from operating activities:                      -----         -----
   Net income                                           $    645     $   1,490
   Depreciation and amortization                           5,958         4,524
   Net changes in assets and liabilities                 (13,790)        5,473
                                                          ------         -----
          Net cash flows provided by
          (used in) operating activities                  (7,187)       11,487
                                                          ------        ------
Cash flows from investing activities:
   Payments for purchase of subsidiaries,
    net of cash acquired                                    (121)     (133,704)
   Capital expenditures                                   (4,560)       (2,878)
   Proceeds from sale of assets                               11            36
   Collections of notes receivable                            89           405
   Proceeds from sale of subsidiary                           -            550
                                                          ------        ------
     Net cash flows used in investing activities          (4,581)     (135,591)

Cash flows from financing activities:
   Proceeds from issuance of long-term debt,
    net of repayments                                      4,982       122,970
   Payment of dividends                                     (631)         (625)
   Purchase of treasury shares                              (109)          -
   Other                                                     181            46
                                                          ------        ------
      Net cash flows provided by financing activities      4,423       122,391
                                                          ------        ------
Net decrease in cash and cash equivalents                 (7,345)       (1,713)

Cash and cash equivalents, beginning of period            10,643        13,883

Cash and cash equivalents, end of period                   3,298        12,170

Cash of discontinued operations and
  operations to be disposed of                                31           951

Cash and cash equivalents of continuing operations     $   3,267     $  11,219
                                                          ======        ======




See Notes to Condensed Consolidated Financial Statements.


                            KATY INDUSTRIES, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               MARCH 31, 2000

(1)     Significant Accounting Policies

Consolidation Policy
  The condensed financial statements include, on a consolidated basis, the accounts of Katy Industries, Inc. and subsidiaries in which it has a greater than 50% interest, collectively "Katy" or the "Company". All significant intercompany accounts, profits and transactions have been eliminated in consolidation. Investments in affiliates that are not majority owned and where the Company does exercise significant influence are reported using the equity method. The condensed consolidated financial statements at March 31, 2000 and December 31, 1999 and for the three month periods ended March 31, 2000 and March 31, 1999 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of financial condition and results of operations. Interim figures are subject to year end audit adjustments and may not be indicative of results to be realized for the entire year. The condensed consolidated financial statements sho uld be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

Use of Estimates

  The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Discontinued Operations and Operations to be Disposed Of

  The historical operating results for "Discontinued Operations" have been segregated as "Income from operations of discontinued businesses
(net of tax)" on the accompanying Condensed Consolidated Statements of Operations for the three months ended March 31, 1999. Discontinued Operations have not been segregated on the Condensed Consolidated Statements of Cash Flows, except for cash and cash equivalents. The net income from these operations during the three months ended March 31, 1999 was deferred and recognized during the fourth quarter of 1999.

  The historical operating results for "Operations to be Disposed Of" have been segregated as "Equity in loss of operations to be disposed of" on the accompanying Condensed Consolidated Statements of Operations for all periods presented. The related assets and liabilities have been separately identified on the Condensed Consolidated Balance Sheets as "Net current assets, Net current liabilities or Net noncurrent assets of operations to be disposed of". Operations to be disposed of have not been segregated on the Condensed Consolidated Statements of Cash Flows.

Inventories

        The components of inventories are as follows:
                                                          March 31,December 31,
                                                            2000       1999
                                                          -------     -------
                                                         (Thousands of Dollars)

        Raw materials                                   $  40,943   $  37,878
        Work in process                                     4,199       5,911
        Finished goods                                     84,919      73,611
                                                          -------     -------
                                                        $ 130,061   $ 117,400
                                                          =======     =======

  At March 31, 2000 and December 31, 1999, approximately 34% of the Company's inventories are accounted for using the last-in, first-out ("LIFO") method of costing, while the remaining inventories were accounted for using the first-in, first-out ("FIFO") method. Current cost, as determined using the FIFO method, exceeded LIFO cost by $1.0 million at March 31, 2000 and December 31, 1999.

Earnings Per Share

  Basic and diluted earnings per share were arrived at using the calculations outlined below. Potentially dilutive securities, in the form of stock options, have been included in the calculation of weighted average shares outstanding under the treasury stock method. Stock options were the only securities that had a dilutive impact on earnings per share for the quarters ended
March 31, 2000 and 1999.


                                                          Three Months Ended
                                                                March 31,
                                  (Thousands of Dollars, Except Per Share Data)

        Net Income                                              2000     1999
                                                               ------   ------
        Income from continuing operations                     $  645  $ 1,490
        Income from discontinued operations                       -        -
                                                               ------   ------
                Net Income                                    $  645  $ 1,490
                                                               ------   -----
Earnings Per Share - Basic
        Weighted Average Shares                                8,416    8,344

        Per share amount
                Continuing operations                         $ 0.08  $  0.18
                Discontinued operations                           -        -
                                                               ------   -----
                                                              $ 0.08  $  0.18
                                                               ======   =====
Effect of potentially dilutive securities
        Options                                                   10      126

Earnings Per Share - Diluted
        Weighted Average Shares                                8,426    8,470

        Per share amount
                Continuing operations                         $ 0.08   $ 0.18
                Discontinued operations                           -        -
                                                              ------   ------
                                                              $ 0.08   $ 0.18
                                                              ======   ======

(2) Commitments and Contingencies

  In December 1996, Banco del Atlantico, a bank located in Mexico, filed a lawsuit against Woods Industries, Inc. ("Woods"), a subsidiary of the Company, and against certain past and then present officers and directors and former owners of Woods, alleging that the defendants participated in a violation of the Racketeer Influenced and Corrupt Organizations Act involving allegedly fraudulently obtained loans from Mexican banks, including the plaintiff, and "money laundering" of the proceeds of the illegal enterprise. All of the foregoing is alleged to have occurred prior to the Company's purchase of Woods. The plaintiff also alleges that it made loans to an entity controlled by certain officers and directors based upon fraudulent representations.
The plaintiff seeks to hold Woods liable for its alleged damage under principles of respondeat superior and successor liability. The plaintiff is claiming damages in excess of $24.0 million and is requesting treble damages under the statutes. The defendants have filed a motion, which has not been ruled on, to dismiss this action on jurisdictional grounds. Because the litigation is in preliminary stages, it is not possible at this time for the Company to determine an outcome or reasonably estimate the range of potential exposure. The Company may have recourse against the former owner of Woods and others for, among other things, violations of covenants, representations and warranties under the purchase agreement through which the Company acquired Woods, and under state, federal and common law.
In addition, the purchase price under the purchase agreement may be subject to adjustment as a result of the claims made by Banco del Atlantico. The extent or limit of any such recourse cannot be predicted at this time.

(3) Industry Segment Information

   The Company is a manufacturer and distributor of a variety of industrial and consumer products, including sanitary maintenance supplies, coated abrasives, stains, electrical and electronic components, and nonpowered hand tools. Principal markets are in the United States, Canada and Europe, and include the sanitary maintenance, restaurant supply, retail, electronic, automotive, and computer markets. These activities are grouped into two industry segments: Electrical/Electronics and Maintenance Products.

   The table below and the narrative, which follows, summarize the key factors in the year-to-year changes in operating results.

                                                 Three Months Ended March 31,
                                                 ----------------------------
                                                 2000                   1999
                                                   (Thousands of Dollars)
Electrical/Electronics
  Net external sales                            $39,794               $44,836
  Net intercompany sales                         12,986                 9,455
  Income from operations                          1,394                   716
  Operating margin                                3.50%                 1.60%
  Depreciation & amortization                       724                   660
  Identifiable assets                           124,603               119,245
  Capital expenditures                              559                   738


Maintenance Products
  Net external sales                             94,214                81,593
  Net intercompany sales                          2,417                 1,926
  Income from operations                          6,278                 7,869
  Operating margin                                6.67%                 9.64%
  Depreciation & amortization                     5,213                 3,712
  Identifiable assets                           325,919               312,169
  Capital expenditures                            3,938                 2,076


Discontinued Operations
  Net external sales                                -                   3,623
  Net intercompany sales                            -                     -
  Income from operations                            -                     102
  Operating margin                                  -                   2.82%
  Depreciation & amortization                       -                     132
  Identifiable assets                               -                  14,722
  Capital expenditures                              -                      40


Operations to be Disposed Of
  Net external sales                                830                   823
  Net intercompany sales                             -                     -
  Income from operations                           (534)                 (265)
  Operating margin                              (64.34%)              (32.20%)
  Depreciation & amortization                         5                    -
  Identifiable assets                            16,580                17,742
  Equity investments                              6,845                 7,065
  Capital expenditures                               63                   -

Corporate
  Corporate expenses                             (2,135)               (2,912)
  Depreciation & amortization                        14                    20
  Identifiable assets                            15,445                23,409
  Capital expenditures                              -                      24


Company
  Net external sales [a]                        134,838               130,875
  Net intercompany sales                         15,403                11,381
  Income from operations [a]                      5,003                 5,510
  Operating margin [a]                            3.71%                 4.21%
  Depreciation & amortization [a]                 5,956                 4,524
  Identifiable assets [a]                       482,547               487,287
  Capital expenditures                            4,560                 2,878


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




                                              March 31,             March 31,
                                               2000                  1999
                                              --------              --------
                                                  (Thousands of Dollars)
Revenues
  Total revenues for reportable segments     $150,241               $142,256
  Elimination of intersegment revenues        (15,403)               (11,381)
  Revenues included in equity in loss
   of operations to be disposed of               (830)                  (823)
  Revenues included in discontinued  operations    -                  (3,623)
                                              --------              --------
  Total consolidated revenues                 134,008                126,429
                                              ========              ========

Operating Income
  Total operating income for
   reportable segments                          5,003                  5,510
  Operating loss included in equity in
   loss of operations to be disposed of           534                    265
  Operating income included in
   discontinued operations                         -                    (102)
                                              --------              --------
Total consolidated operating income             5,537                  5,673
                                              ========              ========

Assets
  Total assets for reportable segments      $ 482,547              $ 487,287
  Liabilities included in net assets from
    operations to be disposed of                 (769)                  (762)
  Liabilities included in net assets from    ---------              --------
    discontinued operations                      -                    (2,290)
                                             ---------              --------
Total consolidated assets                   $ 481,778              $ 484,235
                                             =========              ========

(4) Comprehensive Income
    --------------------
                                             March 31,              March 31,
                                               2000                   1999
                                            ----------             ----------
                                                 (Thousands of Dollars)
Net income                                     $  645                $ 1,490
                                            ----------             ----------
Foreign currency translation adjustments         (527)                 1,506
                                            ----------             ----------
Comprehensive income                           $  118                $ 2,996
                                            ==========             ==========


(5) Supplemental Cash Flow Information

     During the first quarter ended March 31, 1999, the Company incurred additional debt of $2.3 million relating to capital equipment. Additionally, a portion of the net assets included in the condensed consolidated financial statements as a result of the Contico International, LLC ("Contico") acquisition was financed through a preferred membership interest in the LLC held by Contico's former owners. This interest has a stated value of $32.9 million.



              Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Three Months Ended March 31, 2000

  Following are summaries of sales and operating income for the three months ended March 31, 2000 and 1999 by industry segment (In thousands):


Net Sales                                                   Increase (Decrease)
                                                            --------  --------
                                      2000        1999       Amount    Percent
                                     ------      ------      ------    ------
Electrical/Electronics               $39,794   $ 44,836   $ (5,042)   (11.2)%

Maintenance Products                  94,214     81,593     12,621     15.5

Operations to be Disposed Of             830        823          7      0.9

Discontinued Operations                   -       3,623     (3,623)  (100.0)



Operating Income                                            Increase (Decrease)
                                                            --------  --------
                                      2000        1999       Amount    Percent
                                     ------      ------      ------    ------
Electrical/Electronics               $ 1,394    $   716   $    678     94.7%

Maintenance Products                   6,278      7,869     (1,591)   (20.2)

Operations to be Disposed Of            (534)      (265)      (269)  (101.5)

Discontinued Operations                   -         102       (102)  (100.0)

  The Electrical/Electronics Group's sales decreased $5.0 million or 11.2% primarily due to decreased volumes in the consumer electric corded products and electrical and electronic parts and accessories businesses, partially offset by increased volumes in the precision metal business.

  The Group's operating income increased $0.7 million or 94.7% mainly as a result of restructuring efforts undertaken in mid-1999 by Woods. Improved margins in the precision metals business also contributed.

  The sales from the Maintenance Products Group increased $12.6 million or 15.5% primarily due to the inclusion of a full quarter of results for Contico in 2000 and the exclusion of one week of pre-acquisition Contico results in 1999. Excluding the additional period of sales for Contico, sales increased $3.0 million in the plastics business as of a result of higher sales volumes. In addition, increases in sales volumes were experienced in the abrasives businesses.

  The Group's operating income decreased $1.6 million or 20.2%. The decrease is primarily due to decreased margins in plastic maintenance and storage products resulting from increased resin costs. Excluding the increase in resin costs, operating income increased $1.2 million primarily as a result of the above mentioned volume increases complemented with higher margins in the abrasives businesses.

  Sales from Operations to be Disposed Of remained relatively stable compared to prior year.

  The Group's operating income decreased $269,000 or 101.5% primarily as a result of higher labor and plant maintenance costs.

  All Discontinued Operations were completely disposed of during 1999.

  Selling, general and administrative expenses for the Company's continuing segments decreased slightly as a percentage of sales to 27.0% in 2000 from 27.3% for the same period in 1999.

  Interest and other, net increased $0.7 million for the first quarter of 2000 compared to the first quarter of 1999. The increase is primarily due to higher interest rates and a full quarter of outstanding principal in 2000, whereas 1999 excluded one week of borrowings associated with the purchase of Contico, which occurred on January 8, 1999.

LIQUIDITY AND CAPITAL RESOURCES

  Combined cash and cash equivalents decreased 67.3% to $3.3 million on March 31, 2000 compared to $10.0 million on December 31, 1999 primarily due to working capital and capital expenditure investments offset by additional borrowings on the Company's unsecured credit line. Current ratios were
2.22 to 1.00 at March 31, 2000 compared to 2.03 to 1.00 at December 31, 1999. Working capital increased to $125.6 million at March 31, 2000 from $120.9 million on December 31, 1999 primarily as a result of expected increased sales, (inventories) and settlements of customer sales and allowance plans (accrued expenses).

  Katy expects to commit an estimated $20.6 million for capital projects in the continuing businesses during the remainder of 2000. Funding for these expenditures and for working capital needs is expected to be accomplished through the use of available cash and internally generated funds. The Company also continues to search for appropriate acquisition candidates, and may obtain all or a portion of the financing for future acquisitions through the incurrence of additional debt using the Company's unsecured $185.0 million credit line. The revolving credit agreement has certain covenants which limit the Company's borrowing capacity.

  At March 31, 2000, Katy had short and long-term indebtedness for money borrowed of $155.9 million. Total debt was 44.7% of total capitalization at March 31, 2000.


ENVIRONMENTAL AND OTHER CONTINGENCIES

  The Company and certain of its current and former direct and indirect corporate predecessors, subsidiaries and divisions have been identified by the United States Environmental Protection Agency, state environmental agencies and private parties as potentially responsible parties ("PRPs") at a number of hazardous waste disposal sites under the Comprehensive Environmental Response, Compensation and Liability Act ("Superfund") or equivalent state laws and, as such, may be liable for the cost of cleanup and other remedial activities at these sites. Responsibility for cleanup and other remedial activities at a Superfund site is typically shared among PRPs based on an allocation formula. Under the federal Superfund statute, parties could be held jointly and severally liable, thus subjecting them to potential individual liability for the entire cost of cleanup at the site. Based on its estimate of allocation of liability among PRPs, the probability that other PRPs, many of whom are large, solvent, public companies, will fully pay the costs apportioned to them, currently available information concerning the scope of contamination, estimated remediation costs, estimated legal fees and other factors, the Company has recorded and accrued for indicated environmental liabilities in the aggregate amount of approximately $4,100,000 at March 31, 2000. The ultimate cost will depend on a number of factors and the amount currently accrued represents management's best current estimate of the total cost to be incurred. The Company expects this amount to be substantially paid over the next one to four years.

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

  In December 1996, Banco del Atlantico, a bank located in Mexico, filed a lawsuit against Woods, a subsidiary of the Company, and against certain past and then present officers and directors and former owners of Woods, alleging that the defendants participated in a violation of the Racketeer Influenced and Corrupt Organizations Act involving allegedly fraudulently obtained loans from Mexican banks, including the plaintiff, and "money laundering" of the proceeds of the illegal enterprise. All of the foregoing is alleged to have occurred prior to the Company's purchase of Woods. The plaintiff also alleges that it made loans to an entity controlled by certain officers and directors based upon fraudulent representations. The plaintiff seeks to hold Woods liable for its alleged damage under principles of respondeat superior and successor liability. The plaintiff is claiming damages in excess of $24.0 million and is requesting treble damages under the statutes. The defendants have filed a motion, which has not been ruled on, to dismiss this action on jurisdictional grounds. Because the litigation is in preliminary stages, it is not possible at this time for the Company to determine an outcome or reasonably estimate the range of potential exposure. The Company may have recourse against the former owner of Woods and others for, among other things, violations of covenants, representations and warranties under the purchase agreement through which the Company acquired Woods, and under state, federal and common law. In addition, the purchase price under the purchase agreement may be subject to adjustment as a result of the claims made by Banco del Atlantico. The extent or limit of any such recourse cannot be predicted at this time.

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

YEAR 2000

  The Company completed the Year 2000 compliance program including the testing efforts by December 31, 1999. The Company did not incur any disruptions to the normal operations as a result of any Year 2000 issues encountered during the rollover to January 1, 2000. The Company will continue to investigate additional year 2000 risks as they come to the attention of the Company. The Company has no reason to believe that any Year 2000 issues will occur later in the current year.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

  In December 1999, the Securities and Exchange Commission staff released Staff Accounting Bulletin No. 101, "Revenue Recognition" ("SAB 101").
SAB 101 provides interpretive guidance on the recognition, presentation and disclosure of revenue in financial statements. The Company is required to determine the impact of SAB 101 no later than the end second quarter of fiscal 2000. Depending on the results of the evaluation, the implementation of SAB 101 may require the Company to restate its first quarter results to reflect any cumulative effect of change in accounting principal as if SAB 101 had been implemented on January 1, 2000. The Company is currently reviewing SAB 101 to determine what impact, if any, the adoption of SAB 101 will have on its financial position or results of operations. However, based upon a preliminary review, the Company does not believe that the adoption of SAB 101 will have a material impact.

OUTLOOK

  Net sales are expected to increase in 2000 over 1999, due mainly to the introduction of new products and core growth in the Maintenance Products Group.

  Cost of goods sold are expected to continue to be negatively impacted in 2000 by higher costs for polyethylene, polypropylene, and other thermoplastic resins (based on price levels in early 2000) that are used in the Company's roduction processes, especially at
Contico. Prices for copper, a significant raw material in the Electrical/Electronics Group, may also increase in 2000. The Company anticipates mitigating these costs by creating efficiencies in and improvements to its production processes.

  Selling, general and administrative costs are expected to remain stable from 1999 levels.

  Interest expense is expected to increase in 2000, with higher short-term rates of interest offset in part by expected lower debt levels.

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


Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Reports on Form 8-K

There were no reports on Form 8-K filed during the first quarter ended March 31, 2000.




Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                      KATY INDUSTRIES, INC.
                           Registrant


DATE: May 12, 2000                                By  /s/ Stephen P. Nicholson
                                                    Stephen P. Nicholson
                                                    Vice President, Finance &
                                                    Chief Financial Officer