Form 10-Q
period 2000-06-30
KATY INDUSTRIES INC
filed 2000-08-11
CIK 54681

United States
                     Securities and Exchange Commission
                           Washington, D.C. 20549

                                 FORM 10-Q

                     Quarterly Report Under Section 13
              or 15(d) of the Securities Exchange Act of 1934


      For Quarter Ended: June 30, 2000      Commission File Number 1-5558


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


            Yes   X           No



Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.


         Class                           Outstanding at August 11, 2000
    Common stock, $1 par value                    8,399,158
                            KATY INDUSTRIES, INC.
                                  FORM 10-Q
                                June 30, 2000





                                    INDEX


                                                                        Page
PART I  FINANCIAL INFORMATION

     Item 1.  Financial Statements:

              Condensed Consolidated Balance Sheets
              June 30, 2000 and December 31, 1999 (unaudited)           2,3

              Condensed Consolidated Statements of Operations
              Three Months and Six Months Ended
              June 30, 2000 and 1999 (unaudited)                         4

              Condensed Consolidated Statements of Cash Flows
              Six Months Ended June 30, 2000 and 1999 (unaudited)        5

              Notes to Condensed Consolidated Financial
              Statements (unaudited)                                     6
Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                       11


PART II OTHER INFORMATION

     Item 1.  Legal Proceedings                                         16

     Item 4.  Submission of Matters to a Vote of Security Holders       16

     Item 5.  Other Information                                         16

     Item 6.  Exhibits and Reports on Form 8-K                          16

     Signatures                                                         17


                        PART I FINANCIAL INFORMATION

                        Item 1.  Financial Statements


                   KATY INDUSTRIES, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                        (Thousands of Dollars)
                                 (Unaudited)

                                   ASSETS

                                                      June 30,    December 31,
                                                        2000         1999
CURRENT ASSETS:

  Cash and cash equivalents                             $ 3,956     $  9,988
  Accounts receivable, net                               85,452       95,153
  Inventories                                           122,521      117,400
  Deferred income taxes                                   8,497        8,497
  Other current assets                                    4,038        6,017
  Net current assets of operations to be disposed of        673          737
                                                        -------      -------
    Total current assets                                225,137      237,792


OTHER ASSETS:

  Cost in excess of net assets acquired                  38,815       40,037
  Other intangibles                                      50,787       52,491
  Miscellaneous                                           6,830        6,831
  Net noncurrent assets of operations to be disposed of  16,986       15,898
                                                         ------       ------
Total other assets                                      113,418      115,257


PROPERTIES:
  Land and improvements                                   1,771        1,771
  Buildings and improvements                             26,604       26,884
  Machinery and equipment                               163,622      155,767
                                                        -------      -------
  Accumulated depreciation                              (55,452)    (45,635)


    Net properties                                    $ 136,545    $ 138,787
                                                        -------      -------
                                                      $ 475,100      491,836
                                                        =======      =======

    See Notes to Condensed Consolidated Financial Statements.

                   KATY INDUSTRIES, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                  (Thousands of Dollars, Except Share Data)
                                 (Unaudited)

                    LIABILITIES AND STOCKHOLDERS' EQUITY


                                                      June 30,    December 31,
                                                       2000          1999
CURRENT LIABILITIES:

  Accounts payable                                    $  44,964    $  56,874
  Accrued compensation                                    5,965        3,902
  Accrued expenses                                       38,520       52,538
  Accrued interest and taxes                              3,041        2,887
  Other current liabilities                                 699          698
                                                         ------       ------
    Total current liabilities                            93,189      116,899
                                                         ------       ------
LONG TERM DEBT, less current maturities                 160,800      150,835
                                                         ------       ------
OTHER LIABILITIES                                         7,062        7,359
                                                         ------       ------
EXCESS OF ACQUIRED NET
   ASSETS OVER COST                                       2,643        3,495
                                                         ------       ------
DEFERRED INCOME TAXES                                    20,124       20,037
                                                         ------       ------
COMMITMENTS AND CONTINGENCIES - Note 2

PREFERRED INTEREST OF SUBSIDIARY                         32,900       32,900
                                                         ------       ------
STOCKHOLDERS' EQUITY:
  Common stock, $1 par value; authorized
    25,000,000 shares; issued 9,822,204 shares            9,822        9,822
  Additional paid-in capital                             51,127       51,127
  Accumulated other comprehensive income                   (604)        (434)
  Other adjustments                                        (751)      (1,010)
  Retained earnings                                     118,778      120,689
  Treasury stock, at cost, 1,422,296
    and 1,408,346 shares, respectively                  (19,990)     (19,883)
                                                        -------      -------
     Total stockholders' equity                         158,382      160,311
                                                        -------     --------
                                                      $ 475,100    $ 491,836
See Notes to Condensed Consolidated Financial Statements.



                            KATY INDUSTRIES, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
          THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999
           (Thousands of Dollars, Except Share and Per Share Data)
                                 (Unaudited)

                                              Three Months       Six Months
                                             Ended June 30,    Ended June 30,
                                             2000    1999      2000    1999
                                           -------  -------  -------  -------
Net sales                                 $134,485 $129,394 $268,493 $255,823

Cost of goods sold                          96,197   88,094  188,434  174,379

Gross profit                                38,288   41,300   80,059   81,444

Selling, general and administrative         36,111   36,545   72,345   71,016

  Operating income                           2,177    4,755    7,714   10,428

Equity in income (loss) of operations
   to be disposed of                            17     (618)    (627)    (890)

Interest and other, net                     (3,510)  (3,174)  (6,756)  (5,726)
                                             -----    -----    -----    -----
 (Loss) income before provision for
    income taxes and distributions on preferred
    interest of subsidiary                  (1,316)     963      331    3,812

Benefit from (provision for) income taxes      460     (337)    (117)  (1,334)
                                             -----     -----    -----   -----
 (Loss) income before distributions on
    preferred interest of subsidiary          (856)     626      214    2,478

Distributions on preferred interest of
   subsidiary (net of tax)                    (426)    (428)    (851)    (790)
                                             -----     -----    -----   -----
 (Loss) income from continuing operations   (1,282)     198     (637)   1,688

Income from operations of discontinued
  businesses (net of tax)                       -        -        -        -

 Net (loss) income                         ($1,282)   $ 198   ($637)  $1,688
                                             =====    =====    =====   =====
Earnings per share - Basic
 (Loss) income from continuing operations   ($0.15)   $0.02   ($0.08)  $0.20
 Discontinued operations                        -        -        -       -
                                             -----    -----    -----   -----
 Net (loss) income                          ($0.15)   $0.02   ($0.08)  $0.20
                                             =====    =====    =====   =====
Earnings per share - Diluted
 (Loss) income from continuing operations   ($0.15)   $0.02   ($0.08)  $0.20
 Discontinued operations                        -        -        -       -
                                             -----    -----    -----   -----
 Net (loss) income                          ($0.15)   $0.02   ($0.08)  $0.20
                                             =====    =====    =====   =====
Average shares outstanding (thousands)
 Basic                                       8,405    8,352    8,410   8,348
                                             =====    =====    =====   =====
 Diluted                                     8,405    8,420    8,410   8,419
                                             =====    =====    =====   =====

Dividends paid per share - common stock     $0.075   $0.075   $0.150  $0.150
                                             =====    =====    =====   =====


See Notes to Condensed Consolidated Financial Statements.

                            KATY INDUSTRIES, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                           (Thousands of Dollars)
                                 (Unaudited)

                                                              2000      1999
Cash flows from operating activities:                       ------     -----
 Net (loss) income                                          $ (637)  $ 1,688
 Depreciation and amortization                              11,906     9,583
 Net changes in assets and liabilities, other              (17,409)      (47)
                                                            ------     -----
  Net cash flows (used in) provided by
  operating activities                                      (6,140)   11,224
                                                            ------    ------
Cash flows from investing activities:
 Payments for purchase of subsidiaries,
    net of cash acquired                                       -    (135,622)
 Capital expenditures                                       (8,464)   (7,987)
 Proceeds from sale of assets                                   11       175
 Collections of notes receivable                               127       610
 Proceeds from sale of subsidiaries                            -       4,266
                                                            ------    ------
  Net cash flows used in investing activities               (8,326) (138,558)
                                                            ------    ------
Cash flows from financing activities:
 Proceeds from issuance of long-term debt, net of repayments 9,965   127,020
 Payment of dividends                                       (1,262)   (1,252)
 Purchase of treasury shares                                  (262)     (224)
 Other                                                          83       -
                                                            ------    ------
  Net cash flows provided by financing activities            8,524   125,544

Net decrease in cash and cash equivalents                   (5,942)   (1,790)

Cash and cash equivalents, beginning of period              10,643    13,883
                                                            ------    ------
Cash and cash equivalents, end of period                     4,701    12,093

Cash of discontinued operations and operations
   to be disposed of                                        (745)     (1,120)
                                                            ------    ------
Cash and cash equivalents of continuing operations         $ 3,956  $ 10,973
                                                            ======    ======


See Notes to Condensed Consolidated Financial Statements.

                            KATY INDUSTRIES, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                JUNE 30, 2000
                                 (Unaudited)

(1) Significant Accounting Policies

Consolidation Policy
--------------------
   The condensed financial statements include, on a consolidated basis, the accounts of Katy Industries, Inc. and subsidiaries in which it has a greater than 50% interest, collectively "Katy" or the "Company". All significant intercompany accounts, profits and transactions have been eliminated in consolidation. Investments in affiliates that are not majority owned and where the Company does exercise significant influence are reported using the equity method. The condensed consolidated financial statements at June 30, 2000 and December 31, 1999 and for the three and six month periods ended June 30, 2000 and June 30, 1999 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of financial condition and results of operations. Interim figures are subject to year-end audit adjustments and may not be indicative of results to be realized for the entire year. The condensed consolidated financial statements and notes thereto, should be read in conjunction with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

Use of Estimates
----------------
  The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications
-----------------

 Certain amounts from prior years have been reclassified to conform to the 2000 financial statement presentation.

Discontinued Operations and Operations to be Disposed Of
--------------------------------------------------------
  The historical operating results for "Discontinued Operations" have been segregated as "Income from operations of discontinued businesses
(net of tax)" on the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 1999. Discontinued Operations have not been segregated on the condensed consolidated statements of cash flows, except for cash and cash equivalents. The net income from these operations during the three and six months ended June 30, 1999 was deferred and recognized during the fourth quarter of 1999.

  The historical operating results for "Operations to be Disposed Of" have been segregated as "Equity in income (loss) of operations to be disposed of" on the accompanying condensed consolidated statements of operations for all periods presented. The related assets and liabilities have been separately identified on the condensed consolidated balance sheets as "Net current assets of operations to be disposed of" or "Net noncurrent assets of operations to be disposed of". Operations to be disposed of have not been segregated on the condensed consolidated statements of cash flows.

Inventories
-----------
  The components of inventories are as follows:
                                            June 30,      December 31,
                                              2000           1999
                                            -------        -------
                                            (Thousands of Dollars)

  Raw materials                           $ 40,206        $ 37,878
  Work in process                            4,790           5,911
  Finished goods                            77,525          73,611
                                            -------        -------
                                          $122,521        $117,400

  At June 30, 2000 and December 31, 1999, 33% and 34% respectively, of the Company's inventories were accounted for using the last-in, first-out ("LIFO") method of costing, while the remaining inventories were accounted for using the first-in, first-out ("FIFO") method. Current cost, as determined using the FIFO method, exceeded LIFO cost by $1.0 million at June 30, 2000 and December 31, 1999.

Earnings Per Share
------------------
  Basic and diluted earnings per share were arrived at using the calculations outlined below. Potentially dilutive securities, in the form of stock options, have been included in the calculation of weighted average shares outstanding under the treasury stock method. There was no dilutive impact on earnings for the three and six months ended June 30, 2000 as a result of net losses reported for those periods. Stock options were the only securities that had a dilutive impact on earnings per share for the three and six months ended June 30, 1999.

                                             Three Months       Six Months
                                             Ended June 30,     Ended June 30,
                                             --------------     --------------
                                 (Thousands of Dollars, Except Per Share Data)
                                              2000     1999     2000     1999

 (Loss) income from continuing operations  ($1,282)   $ 198    ($637)  $1,688
 Income from discontinued operations            -        -        -        -
                                             -----    -----    -----    -----
 Net income                                ($1,282)   $ 198    ($637)  $1,688

Earnings Per Share - Basic
 Weighted average shares (thousands)         8,405    8,352    8,410    8,348

 Per share amount
    Continuing operations                   ($0.15)   $0.02   ($0.08)   $0.20
    Discontinued operations                     -        -        -        -
                                             -----    -----    -----    -----
                                            ($0.15)   $0.02   ($0.08)   $0.20
                                             =====    =====    =====    =====
Effect of potentially dilutive securities
  Options (thousands)                           -        68       -        71

Earnings Per Share - Diluted
  Weighted average shares (thousands)        8,405    8,420    8,410    8,419

  Per share amount
     Continuing operations                  ($0.15)   $0.02   ($0.08)   $0.20
     Discontinued operations                    -        -        -        -
                                             -----    -----    -----    -----
                                            ($0.15)   $0.02   ($0.08)   $0.20

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


(3) Industry Segment Information
    ----------------------------
  The Company is a manufacturer and distributor of a variety of industrial and consumer products, including sanitary maintenance supplies, coated abrasives, stains, electrical and electronic components, and nonpowered hand tools. Principal markets are in the United States, Canada and Europe, and include the sanitary maintenance, restaurant supply, retail, electronic, automotive, and computer markets. These activities are grouped into two industry segments: Electrical/Electronics and Maintenance Products.

  The table below summarize the key factors in the year-to-year changes in operating results.



                                    Three Months Ended      Six Months Ended

                                           June 30,               June 30,
                                       2000       1999       2000       1999
                                     -------    -------    --------   -------
                                              (Thousands of Dollars)
Electrical/Electronics
  Net external sales                 $40,175    $40,119    $79,970    $84,955
  Net intercompany sales               8,517     18,432     21,503     27,887
  Income from operations               1,078        125      2,472        841
  Operating margin                       2.7%       0.3%       3.1%       1.0%
  Depreciation & amortization            715        734      1,440      1,394
  Identifiable assets                119,349    126,026    119,349    126,026
  Capital expenditures                   627        869      1,185      1,607


Maintenance Products
  Net external sales                  94,310     89,275    188,523    170,868
  Net intercompany sales               2,132      2,758      4,549      4,684
  Income from operations               3,352      7,592      9,630     15,461
  Operating margin                       3.6%       8.5%       5.1%       9.1%
  Depreciation & amortization          5,187      4,224     10,401      7,936
  Identifiable assets                320,284    312,523    320,284    312,523
  Capital expenditures                 2,586      4,042      6,524      6,118


Discontinued Operations
  Net external sales                      -       4,203         -       7,826
  Net intercompany sales                  -          -          -          -
  Income from operations                  -         279         -         381
  Operating margin                        -         6.6%        -         4.9%
  Depreciation & amortization             -          83         -         215
  Identifiable assets                     -       8,266         -       8,266
  Capital expenditures                    -          28         -          68


Operations to be Disposed Of
  Net external sales                   $ 806      $ 822    $ 1,636    $ 1,645
  Net intercompany sales                  -          -          -          -
  Loss from operations                  (485)      (263)    (1,019)      (528)
  Operating margin                      (60.1%)   (32.0%)   (62.2%)    (32.1%)
  Depreciation & amortization             32         -          37         -
  Identifiable assets                 18,615     17,437     18,615     17,437
  Equity investments                   7,358      6,644      7,358      6,644
  Capital expenditures                   691          7        755          7


Corporate
  Corporate expenses                  (2,253)    (2,962)    (4,388)    (5,874)
  Depreciation & amortization             14         18         28         38
  Identifiable assets                 17,809     24,851     17,809     24,851
  Capital expenditures                    -         163         -         187


Company
  Net external sales [a]             135,291    134,419    270,129    265,294
  Net intercompany sales              10,649     21,190     26,052     32,571
  Income from operations[a]            1,692      4,771      6,695     10,281
  Operating margin [a]                   1.3%       3.6%       2.5%       3.9%
  Depreciation & amortization [a]      5,948      5,059     11,906      9,583
  Identifiable assets [a]            476,057    489,103    476,057    489,103
  Capital expenditures                 3,904      5,109      8,464      7,987

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




                                      Three Months Ended      Six Months Ended

                                             June 30,               June 30,
                                         2000       1999       2000       1999
                                       -------    -------    --------   -------
                                                (Thousands of Dollars)

Revenues
 Total net sales for reportable segments $145,940  $155,609  $296,181  $297,865
 Elimination of net intercompany sales    (10,649)  (21,190)  (26,052)  (32,571)
 Net Sales included in equity in income of
    operations to be disposed of             (806)     (822)   (1,636)   (1,645)
 Net sales included in discontinued operations -     (4,203)       -     (7,826)
                                           ------    ------    ------   -------
  Total consolidated net sales          $ 134,485 $ 129,394 $ 268,493 $ 255,823
                                          =======   =======   =======   =======

Operating income
  Total income from operations for
    reportable segments                   $ 1,692   $ 4,771  $  6,695  $ 10,281
  Operating loss included in equity in
    income of operations to be disposed of    485       263     1,019       528
  Operating income included in discontinued
    operations                                 -       (279)       -       (381)
                                           ------     -----     -----     -----
  Total consolidated operating income    $  2,177  $  4,755 $   7,714 $  10,428
                                           ======     =====     =====     =====

Assets
  Total assets for reportable segments   $476,057   $489,103  $476,057 $489,103
  Liabilities included in net assets from
    operations to be disposed of             (957)    (1,051)     (957)  (1,051)
  Liabilities included in net assets from
    discontinued operations                    -      (1,522)       -    (1,522)
                                           ------    -------   -------   -------
    Total consolidated assets            $475,100   $486,530  $475,100 $486,530

(4) Comprehensive (Loss)Income
    --------------------------
  Comprehensive income (loss) for the six months ended June 30, 2000, and 1999 are as follows:



                                                June 30,             June 30,
                                                  2000                 1999
                                                 ------               ------
                                                    (Thousands of Dollars)

Net (loss) income                               $ (637)              $ 1,688
Foreign currency translation adjustments          (170)                1,677
Comprehensive (loss) income                      ------               ------
                                                $ (807)              $ 3,365
                                                 ======               ======


(5) Supplemental Cash Flow Information
    ----------------------------------
  During the six months ended June 30, 1999, the Company incurred additional debt of $2.3 million relating to capital equipment. Additionally, a portion of the net assets included in the condensed consolidated financial statements as a result of the acquisition of the business of Contico International, Inc, ("Contico") which occurred during the first quarter of 1999, was financed through a preferred membership interest in the acquiring company, held by the former owners of the business. This interest has a stated value of $32.9 million.





              Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Three months Ended June 30, 2000
--------------------------------
  Following are summaries of sales and operating income (loss)for the three months ended June 30, 2000 and 1999 by industry segment (Thousands of Dollars):


Net Sales                                                Increase (Decrease)
---------                                                -------------------
                                        2000     1999     Amount     Percent
                                       -----    -----      -----       -----
Electrical/Electronics                $40,175  $40,119   $   56         0.1%
Maintenance Products                   94,310   89,275    5,035         5.6%
Operations to be Disposed Of              806      822      (16)       (1.9)%
Discontinued Operations                    -     4,203   (4,203)     (100.0)%





Operating Income (Loss)                                  Increase (Decrease)
---------                                                -------------------
                                        2000     1999     Amount     Percent
                                       -----    -----      -----       -----
Electrical/Electronics                $ 1,078  $   125   $  953       762.4%
Maintenance Products                    3,352    7,592   (4,240)      (55.8)%
Operations to be Disposed Of             (485)    (263)    (222)      (84.4)%
Discontinued Operations                    -       279     (279)     (100.0)%


  The Electrical/Electronics Group's sales were comparable to prior year. Higher volumes at the precision metals business were offset by reduced volumes in the electric corded and electronic parts and accessories businesses.

  The Group's operating income increased $0.9 million mainly as a result of a higher gross margins at the precision metals business and reductions in selling, general and administrative costs associated with the consumer electric corded products businesses

  Sales from the Maintenance Products Group increased $5.0 million or 5.6% primarily as a result of increased volumes in the plastic products businesses.

  The Group's operating income decreased $4.2 million or 55.8%. The decrease is primarily due to decreased margins in plastic maintenance and storage products resulting from increased resin costs. Excluding the increase in resin costs, operating income decreased $1.0 million, primarily as a result of poor performance in the mop and broom operations.

  Sales from Operations to be Disposed Of were comparable to prior year, while operating income for this group declined $0.2 million or 84.4% primarily due to higher plant maintenance costs.

All Discontinued Operations were completely disposed of during 1999.

  Selling, general and administrative expenses for the Company's continuing segments decreased as a percentage of sales to 26.9% in the second quarter of 2000 from 28.2% for the same period in 1999. The decrease was primarily attributed to the impact of a restructuring charge incurred by the consumer electric corded business during the second quarter of 1999, and the resulting favorable impact on second quarter 2000 costs.

  Interest and other, net increased $0.3 million for the second quarter of 2000 compared to the second quarter of 1999. The increase is primarily due to higher variable interest rates on the Company's long-term debt.

Six months Ended June 30, 2000
------------------------------
  Following are summaries of sales and operating income for the six months ended June 30, 2000 and 1999 by industry segment (In thousands):





Net Sales                                                Increase (Decrease)
---------                                                -------------------
                                        2000     1999     Amount     Percent
                                       -----    -----      -----       -----

Electrical/Electronics               $ 79,970  $84,955  $ (4,985)     (5.9)%
Maintenance Products                  188,523  170,868    17,655      10.3 %
Operations to be Disposed Of            1,636    1,645        (9)     (0.5)%
Discontinued Operations                    -     7,826    (7,826)   (100.0)%





Operating Income                                         Increase (Decrease)
---------                                                -------------------
                                        2000     1999     Amount     Percent
                                       -----    -----      -----       -----

Electrical/Electronics               $  2,472  $   841  $  1,631      194.0%
Maintenance Products                    9,630   15,461    (5,831)    (37.7)%
Operations to be Disposed Of           (1,019)    (528)     (491)    (93.0)%
Discontinued Operations                    -       381      (381)   (100.0)%

  The Electrical/Electronics Group's sales decreased $5.0 million or 5.9% primarily due to decreased volumes in the consumer electric corded products and electrical and electronic parts and accessories businesses, partially offset by increased volumes in the precision metals business.

  The Group's operating income increased $1.6 million or 194.0% mainly as a result of a higher gross margins at the precision metals business and reduction in selling, general and administrative costs associated with the consumer electric corded products businesses.

  The sales from the Maintenance Products Group increased $17.7 million or 10.3% due in part to the inclusion of a full six months of results for Contico in 2000 and the exclusion of one week of pre-acquisition Contico results in 1999. Excluding the additional period of sales for Contico, sales increased $8.1 million primarily as a result of higher sales volumes in the plastics business.

  The Group's operating income decreased $5.8 million or 37.7%. The decrease is primarily due to decreased margins in plastic maintenance and storage products resulting from increased resin costs. Excluding the increase in resin costs, operating income increased $0.2 million primarily as a result of the above mentioned volume increases, offset by poor performance in the mop and broom business.

  Sales from Operations to be Disposed Of were comparable to prior year, while operating income for this group declined $0.5 million or 93.0% primarily due to higher plant maintenance costs.

All Discontinued Operations were completely disposed of during 1999.

  Selling, general and administrative expenses for the Company's continuing segments decreased slightly as a percentage of sales to 26.9% for the first six months of 2000 from 27.8% for the same period in 1999. The decrease was primarily attributed to reduced costs in the consumer electric corded business.

  Interest and other, net increased $1.0 million for the first six months of 2000 compared to the same period of 1999. The increase is primarily due to higher interest rates on the Company's long-term debt.

LIQUIDITY AND CAPITAL RESOURCES

  Combined cash and cash equivalents from continuing operations decreased 60.4% to $4.0 million on June 30, 2000 compared to $10.0 million on December 31, 1999 primarily due to an effort to operate on lower cash balances to minimize outstanding borrowings on the Company's unsecured revolving credit agreement (the "Credit Agreement"). Current ratios were
2.4 to 1.0 at June 30, 2000 compared to 2.0 to 1.0 at December 31, 1999. Working capital increased $8.0 million to $128.9 at June 30, 2000 from $120.9 million on December 31, 1999 primarily as a result of anticipated increased seasonal sales (inventories), settlements of customer sales and allowance plans (accrued expenses) and lower accounts payable. These factors were partially offset by lower accounts receivable.

  Katy expects to commit an additional $8.4 million for capital projects in the continuing businesses during the remainder of the year for a total of $16.9 million during 2000. Funding for these expenditures and for working capital needs is expected to be accomplished through the use of available cash and internally generated funds.

  At June 30, 2000, Katy had short and long-term indebtedness for money borrowed of $160.9 million, substantially all of which was outstanding under the Credit Agreement. The Credit Agreement has certain covenants, which limit the Company's borrowing capacity. The Company was in compliance with these covenants at June 30, 2000. With the Credit Agreement scheduled to expire in late 2001, the Company intends to negotiate a new or restated credit agreement. Total debt was 45.7% of total capitalization at June 30, 2000.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

  In December 1999, the Securities and Exchange Commission staff released Staff Accounting Bulletin No. 101, "Revenue Recognition" ("SAB 101").
SAB 101 provides interpretive guidance on the recognition, presentation and disclosure of revenue in financial statements. The Company is required to determine the impact of SAB 101 no later than the end of the fourth quarter of fiscal 2000. Depending on the results of the evaluation, the implementation of SAB 101 may require the Company to restate its current year results to reflect any cumulative effect of change in accounting principal as if SAB 101 had been implemented on January 1, 2000. The Company is currently reviewing SAB 101 to determine what impact, if any, the adoption of SAB 101 will have on its financial position or results of operations. However, based upon a preliminary review, the Company does not believe that the adoption of SAB 101 will have a material impact.

ENVIRONMENTAL AND OTHER CONTINGENCIES

  The Company and certain of its current and former direct and indirect corporate predecessors, subsidiaries and divisions have been identified by the United States Environmental Protection Agency, state environmental agencies and private parties as potentially responsible parties ("PRPs") at a number of hazardous waste disposal sites under the Comprehensive Environmental Response, Compensation and Liability Act ("Superfund") or equivalent state laws and, as such, may be liable for the cost of cleanup and other remedial activities at these sites. Responsibility for cleanup and other remedial activities at a Superfund site is typically shared among PRPs based on an allocation formula. Under the federal Superfund statute, parties could be held jointly and severally liable, thus subjecting them to potential individual liability for the entire cost of cleanup at the site. Based on its estimate of allocation of liability among PRPs, the probability that other PRPs, many of whom are large, solvent, public companies, will fully pay the costs apportioned to them, currently available information concerning the scope of contamination, estimated remediation costs, estimated legal fees and other factors, the Company has recorded and accrued for indicated environmental liabilities in the aggregate amount of approximately $3.7 million at June 30, 2000. The ultimate cost will depend on a number of factors and the amount currently accrued represents management's best current estimate of the total cost to be incurred. The Company expects this amount to be substantially paid over the next one to four years.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  The Company's exposure to market risk associated with changes in interest rates relates primarily to its debt obligations and temporary cash investments. The Company currently does not use derivative financial instruments relating to either of these exposures. The Company's debt obligations are generally indexed from short-term LIBOR rates, and its temporary cash investments earn rates of interest available on securities with maturities of three months or less. Book value approximates fair value for both obligations and temporary cash investments. The holder of the preferred interest has a put option which allows, at certain times beginning on January 8, 2001, or upon the occurrence of certain events, the preferred interest to be exchangeable for Katy common stock.


OUTLOOK

  Net sales are expected to increase in 2000 over 1999, due mainly to the introduction of new products and core growth in the Maintenance Products Group, offset by lower sales in the electrical and mop and broom businesses.

  Cost of goods sold are expected to continue to be negatively impacted in 2000 by higher costs for polyethylene, polypropylene, and other thermoplastic resins that are used in the Company's production processes, especially at Contico. Katy estimates the full-year (1999 to 2000) impact on earnings of increased resin prices to be approximately $11.7 million, pre-tax. Prices for copper, a significant raw material in the Electrical/Electronics Group, have also increased in 2000. The Company anticipates mitigating these costs by creating efficiencies in and improvements to its production processes. The Company's mop and broom business, Wilen Products, has also under performed significantly during 2000, which is expected to have a negative pre-tax impact on 2000 earnings compared to 1999 of $2.8 million.

  Selling, general and administrative costs as a percentage of sales in the aggregate are expected to remain stable from 1999 levels.

  Interest expense is expected to increase in 2000 by over $2.0 million, due mainly to higher short-term interest rates.

  The above factors indicate that full year results from continuing segments for 2000 will not meet prior expectations and will fall well short of 1999's results. While many factors will impact the eventual results, an important component will certainly be the impact of plastic resin costs. Improved results for 2000 and beyond will depend on softening resin prices and/or the Company achieving price increases on resin-based and other products. Also, the Company is evaluating alternatives to restructure and reorganize its operations and administrative functions including movement and reorganization of plant assets, workforce reductions, and outsourcing of some manufacturing through partnering, and the consolidation of certain operating systems and financial functions. Plans for these actions should be finalized by the end of 2000, and are expected to have a significant impact on Katy's effectiveness and ability to control costs going forward. Costs related to any potential restructuring and reorganization have not been determined, and have not been reflected in the results of operations.



Cautionary Statement Pursuant to Safe Harbor Provisions of the Private
----------------------------------------------------------------------
Securities Litigation Reform Act of 1995
----------------------------------------
  This report contains "forward-looking statements" within the meaning of the federal securities laws. The forward-looking statements include, among others, statements concerning the Company's outlook for 2000, cost reduction strategies and their results, the Company's expectations for funding its 2000 capital expenditures and operations and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ dramatically from those expressed in or implied by the statements.

  To improve its financial performance, the Company must reduce its cost structure and improve its production efficiency, improve its management of working capital, and grow its existing base of retail and distribution customers. The most important factors that could influence the achievement of these goals, and cause actual results to differ materially from those expressed in the forward-looking statements, include, but are not limited to the following:

- Increases in the cost of plastic resins, copper, and other raw materials.

- The Company's inability to reduce manufacturing costs.

- The inability of the Company to achieve product price increases, especially as they relate to potentially higher raw material costs.

- The potential impact of losing lines of business at large retail outlets in the discount and do-it-yourself markets.

- Competition from foreign competitors.

- The potential impact of new distribution channels, such as e-commerce, negatively impacting the Company and its existing channels.

- The potential impact of rising interest rates on the Company's LIBOR-based credit facility.

- The Company's inability to negotiate a new credit facility with terms as favorable as anticipated.

- Labor issues, including union activities that require an increase in production costs or lead to a strike, thus impairing production and decreasing sales.

- Changes in significant laws and government regulations affecting environmental compliance and income taxes.

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        ---------------------------------------------------
 An Annual Meeting of the Stockholders of the Company was held on May 10, 2000 in Greenwood Village, Colorado, for the purpose of re-electing
Mr. John R. Prann Jr., William F. Andrews, Amelia M. Carroll,
Daniel B. Carroll, Wallace E. Carroll Jr., Arthur R. Miller, Lester I. Miller, William H. Murphy, Charles W. Sahlman, Jacob Saliba and Glenn W. Turcotte to the Board of Directors, and the transaction of such other business as may properly come before the meeting. Additional business conducted at the May 10, 2000 Annual Meeting of the Stockholders included ratifying Arthur Andersen LLP as the Company's auditors for the year ending December 31, 2000.

 The following votes were cast by the stockholders with respect to the election of directors:
                                    Votes        Votes      Votes
                                     For        Against   Abstained   Nonvotes
                                   -------      ------     ------      ------
John R. Prann Jr.                 7,350,754     64,390        0          0
William F. Andrews                7,340,514     74,630        0          0
Amelia M. Carroll                 7,340,589     74,555        0          0
Daniel B. Carroll                 7,340,989     74,155        0          0
Wallace E. Carroll Jr.            7,340,989     74,155        0          0
Arthur R. Miller                  7,350,814     64,330        0          0
Lester I. Miller                  7,351,214     63,930        0          0
William H. Murphy                 7,340,614     74,530        0          0
Charles W. Sahlman                7,346,614     68,530        0          0
Jacob Saliba                      7,335,939     79,205        0          0
Glenn W. Turcotte                 7,350,754     64,390        0          0

  The following votes were cast by the stockholders with respect to the resolution to ratify the Board of Directors' selection of Arthur Andersen LLP as the Company's independent auditors for the fiscal year ending
December 31, 2000.


                                    Votes        Votes      Votes
                                     For        Against   Abstained   Nonvotes
                                   -------      ------     ------      ------
                                  7,396,330     14,479       4,335       0



Item 5. OTHER INFORMATION
        -----------------

  Mr. William H. Murphy, Director and former President, Chief Operating Officer and Chief Financial Officer of the Company, died on July 26, 2000. Mr Murphy served on the Executive Committee and was chairman of the Audit Committee of the Board of Directors.


Item 6. EXHIBITS AND REPORTS ON FORM 8-K
        --------------------------------
(a)  Reports on Form 8-K

  There were no reports on Form 8-K filed during the quarter ended June, 2000.


                                 Signatures

  Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            KATY INDUSTRIES, INC.
                            ---------------------
                                 Registrant


DATE: August 11, 2000                             By  /s/ Stephen P. Nicholson
                                                      -------------------------
                                                          Stephen P. Nicholson
                                                     Vice President, Finance &
                                                       Chief Financial Officer