Form 10-Q
period 2000-09-30
KATY INDUSTRIES INC
filed 2000-11-14
CIK 54681

United States
                     Securities and Exchange Commission
                           Washington, D.C. 20549

                                  FORM 10-Q

                      Quarterly Report Under Section 13
               or 15(d) of the Securities Exchange Act of 1934


  For Quarter Ended: September 30, 2000        Commission File Number 1-5558


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


         Yes   X                                      No



  Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.


    Class                              Outstanding at November 13, 2000
    Common stock, $1 par value              8,396,933



                                    INDEX



   PART I       FINANCIAL INFORMATION                                   Page

                Item 1. Financial Statements:

                        Condensed Consolidated Balance Sheets
                        September 30, 2000 and December 31, 1999
                        (unaudited)                                     2,3

                        Condensed Consolidated Statements of Operations Three and Nine Months Ended September 30, 2000
                        and 1999 (unaudited)                              4

                        Condensed Consolidated Statements of Cash Flows Nine Months Ended September 30, 2000 and 1999
                        (unaudited)                                       5

                        Notes to Condensed Consolidated Financial
                        Statements (unaudited)                            6

                Item 2. Management's Discussion and Analysis of
                Financial
                        Condition and Results of Operations              11


  PART II       OTHER INFORMATION

                Item 1. Legal Proceedings                                16

                Item 6. Exhibits and Reports on Form 8-K                 16

  Signatures                                                             16


                        PART I FINANCIAL INFORMATION

                        Item 1.  Financial Statements


                   KATY INDUSTRIES, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                        (Thousands of Dollars)
                                 (Unaudited)

                                   ASSETS

                                               September 30,    December 31,
                                                  2000            1999
  CURRENT ASSETS:

        Cash and cash equivalents               $ 6,231         $ 9,988
        Accounts receivable, net                 99,765          95,153
        Inventories                             118,477         117,400
        Deferred income taxes                     8,497           8,497
        Other current assets                      2,773           6,017
        Net current assets of operations
          to be disposed of                         692             737
                                                 ______          ______
                Total current assets            236,435         237,792


  OTHER ASSETS:

        Cost in excess of net assets acquired    37,821          40,037
        Other intangibles                        50,343          52,491
        Miscellaneous                             6,252           6,831
        Net noncurrent assets of operations to
        be disposed of                           16,788          15,898
                                                 ______          ______
                Total other assets               111,204        115,257


  PROPERTIES:
        Land and improvements                     3,764           4,077
        Buildings and improvements               23,204          24,074
        Machinery and equipment                 164,304         156,485
                                                _______         _______
        Accumulated depreciation                (57,961)        (45,849)

          Net properties                        133,311         138,787
                                                _______         _______
                                               $480,950        $491,836


See Notes to Condensed Consolidated Financial Statements.





                   KATY INDUSTRIES, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                            (Thousands of Dollars)
                                 (Unaudited)

                    LIABILITIES AND STOCKHOLDERS' EQUITY


                                               September 30,    December 31,
                                                  2000            1999


  CURRENT LIABILITIES:

        Accounts payable                        $58,063          $56,874
        Accrued compensation                      6,782            3,902
        Accrued expenses                         41,284           52,538
        Accrued interest and taxes                1,426            2,887
        Other current liabilities                   696              698
                                                _______          _______
          Total current liabilities             108,251          116,899

  LONG TERM DEBT, less current maturities       155,789          150,835

  OTHER LIABILITIES                               7,278            7,359

  EXCESS OF ACQUIRED NET ASSETS OVER COST         2,218            3,495

  DEFERRED INCOME TAXES                          21,636           20,037

  COMMITMENTS AND CONTINGENCIES - Note 2

  PREFERRED INTEREST OF SUBSIDIARY               32,900           32,900

  STOCKHOLDERS' EQUITY:
    Common stock, $1 par value; authorized
    25,000,000 shares; issued 9,822,204 shares    9,822            9,822
    Additional paid-in capital                   51,127           51,127
    Accumulated other comprehensive income       (3,027)            (434)
    Other adjustments                              (629)          (1,010)
    Retained earnings                           115,602          120,689
    Treasury stock, at cost, 1,425,271
     and 1,408,346 shares, respectively         (20,017)         (19,883)
                                                ________         ________
          Total stockholders' equity            152,878          160,311

                                               $480,950         $491,836


  See Notes to Condensed Consolidated Financial Statements.


                            KATY INDUSTRIES, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           (Thousands of Dollars, Except Share and Per Share Data)
                                 (Unaudited)

                                      Three Months            Nine Months
                                    Ended September 30,   Ended September 30,
                                     2000        1999       2000        1999

  Net sales                       $ 144,973   $ 145,548   $413,466   $401,371

  Cost of goods sold                106,165      98,978    294,599    273,357

  Gross profit                       38,808      46,570    118,867    128,014

  Selling, general and
    administrative expenses          38,081      36,520    110,426    107,536

  Operating income                      727      10,050      8,441     20,478

   Equity in loss of operations
    to be disposed of                  (270)        (32)      (897)      (922)

  Interest and other, net            (3,701)     (2,675)   (10,457)    (8,401)

       (Loss) income before
        income taxes and
        distributions on
        preferred interest of
        subsidiary                   (3,244)      7,343     (2,913)    11,155

  Benefit from (provision for)
  income taxes                        1,128      (2,570)     1,011     (3,904)
                                      _____       _____      _____      _____
 (Loss) income before distributions
  on preferred interest of
  subsidiary                         (2,116)      4,773     (1,902)     7,251

  Distributions on preferred
  interest of subsidiary
  (net of tax)                         (430)       (465)    (1,281)    (1,255)

 (Loss) income from continuing
  operations                         (2,546)      4,308     (3,183)     5,996

  Income from operations of discontinued
  businesses (net of tax)                -           -          -          -


        Net (loss) income            $(2,546)   $ 4,308  $  (3,183)  $  5,996

  Earnings per share - Basic
      (Loss) income from continuing
      operations                     $ (0.30)   $  0.52  $  (0.38)   $  0.72
      Discontinued operations             -          -         -          -
                                        ____       ____      ____       ____
      Net (loss) income              $ (0.30)   $  0.52  $  (0.38)   $  0.72

Earnings per share - Diluted
      (Loss) income from continuing
      operations                     $ (0.30)   $  0.48  $  (0.38)   $  0.71
      Discontinued operations             -          -         -          -
                                        ____       ____      ____       ____
      Net (loss) income              $ (0.30)   $  0.48  $  (0.38)   $  0.71

Average shares outstanding (thousands)
        Basic                          8,399      8,351     8,406      8,349
        Diluted                        8,399      9,960     8,406      8,412
Dividends paid per share -
        common stock                 $ 0.075    $ 0.075  $  0.225    $ 0.225

See Notes to Condensed Consolidated Financial Statements.


                     KATY INDUSTRIES, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                           (Thousands of Dollars)
                                 (Unaudited)

                                                                2000      1999
  Cash flows from operating activities:
        Net (loss) income                                   $ (3,183)  $ 5,996
        Depreciation and amortization                         18,056    14,491
  Net changes in assets and liabilities, other               (10,708)    1,100
                                                              ______    ______
Net cash flows provided by operating activities                4,165    21,587

  Cash flows from investing activities:
        Payments for purchase of subsidiaries,
         net of cash acquired                                     -   (135,821)
        Capital expenditures                                 (11,728)  (11,256)
        Proceeds from sale of assets                             850       187
        Collections of notes receivable                          167       647
        Proceeds from sale of subsidiaries                        -      7,222
                                                              ______   _______
  Net cash flows used in investing activities                (10,711) (139,021)

  Cash flows from financing activities:
        Proceeds from issuance of long-term debt,
          net of repayments                                    4,948   117,937
        Payment of dividends                                  (1,892)   (1,880)
        Purchase of treasury shares                             (262)     (160)
        Other                                                     83        -
                                                               _____   _______
  Net cash flows provided by financing activities              2,877   115,897

  Net decrease in cash and cash equivalents                   (3,669)   (1,537)

  Cash and cash equivalents, beginning of period              10,643    13,883
                                                              ______    ______
  Cash and cash equivalents, end of period                     6,974    12,346

  Cash of discontinued operations and operations
    to be disposed of                                           (743)     (873)
                                                              ______    ______
  Cash and cash equivalents of continuing operations       $   6,231  $ 11,473



  See Notes to Condensed Consolidated Financial Statements.



                            KATY INDUSTRIES, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             SEPTEMBER 30, 2000
                                 (Unaudited)

  (1)  SIGNIFICANT ACCOUNTING POLICIES

  Consolidation Policy

        The condensed financial statements include, on a consolidated basis, the accounts of Katy Industries, Inc. and subsidiaries in which it has a greater than 50% interest, collectively "Katy" or the "Company". All significant intercompany accounts, profits and transactions have been eliminated in consolidation. Investments in affiliates that are not majority owned and where the Company does exercise significant influence are reported using the equity method. The condensed consolidated financial statements at September 30, 2000 and December 31, 1999 and for the three and nine months ended September 30, 2000 and September 30, 1999 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of financial condition and results of operations. Interim figures are subject to year-end audit adjustments and may not be indicative of results to be realized for the entire year. The condensed consolidated financial statements and notes thereto, should be read in conjunction with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

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

  Reclassifications

        Certain amounts from prior years have been reclassified to conform to the 2000 financial statement presentation.

  Discontinued Operations and Operations to be Disposed Of

        The historical operating results for "Discontinued Operations" have been segregated as "Income from operations of discontinued businesses (net of tax)" on the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 1999. Discontinued Operations have not been segregated on the condensed consolidated statements of cash flows, except for cash and cash equivalents. The net income from these operations during the three and nine months ended September 30, 1999 was deferred and recognized during the fourth quarter of 1999.

    The historical operating results for "Operations to be Disposed Of" have been segregated as "Equity in income (loss) of operations to be disposed of" on the accompanying condensed consolidated statements of operations for all periods presented. The related assets and liabilities have been separately identified on the condensed consolidated balance sheets as "Net current assets of operations to be disposed of" and "Net noncurrent assets of operations to be disposed of". Operations to be disposed of have not been segregated on the condensed consolidated statements of cash flows.



  Inventories

  The components of inventories are as follows:


                                          September 30,       December 31,
                                             2000                1999
                                              (Thousands of Dollars)

        Raw materials                     $ 47,004             $ 37,878
        Work in process                      4,426                5,911
        Finished goods                      67,047               73,611
                                            ______               ______
                                          $118,477             $117,400

        At September 30, 2000 and December 31, 1999, 33% and 36% respectively, of the Company's inventories were accounted for using the last-in, first-out ("LIFO") method. The remaining inventories are accounted for using the first-in, first-out ("FIFO") method. Current cost, as determined using the FIFO method, exceeded LIFO cost by $1.9 million at September 30, 2000, and by $1.0 million as of December 31, 1999.

  Earnings Per Share

        Basic and diluted earnings per share were arrived at using the calculations outlined below. Potentially dilutive securities, in the form of stock options and convertible preferred shares, have been included in the calculation of weighted average shares outstanding under the treasury stock method. There was no dilutive impact on earnings for the three and nine months ended September 30, 2000 as a result of net losses reported for those periods. Stock options were the only securities that had a dilutive impact on earnings per share for the three and nine months ended September 30, 1999. For the quarter ended September 30,
  1999 stock options and convertible preferred shares had a dilutive impact on earnings per share.

                                         Three Months           Nine Months
                                     Ended September 30,    Ended September 30,
                                  (Thousands of Dollars, Except Per Share Data)
                                                   2000    1999    2000   1999

(Loss) income from continuing operations- Basic $(2,546) $4,308 $(3,183) $5,996
Income from discontinued operations                  -       -       -       -
                                                  _____   _____   _____   _____
Net (loss) income - Basic                       $(2,546) $4,308 $(3,183) $5,996

(Loss) income from continuing operations-
    Diluted                                     $(2,546) $4,308 $(3,183) $5,996
Income from discontinued operations                  -       -       -       -
Distributions on preferred interest of subsidiary
   (net of tax)                                      -      465      -       -
                                                 _____   _____   _____    _____
Net (loss) income - Diluted                     $(2,546) $4,773 $(3,183)  $5,996


Earnings Per Share - Basic
  Weighted average shares (thousands)            8,399   8,351   8,406    8,349

  Per share amount
     Continuing operations                      $(0.30)  $0.52  $(0.38)   $0.72
     Discontinued operations                        -       -       -        -
                                                  ____    ____    ____     ____
                                                $(0.30)  $0.52  $(0.38)   $0.72

Effect of potentially dilutive securities
     Options (thousands)                            -       43      -        63
     Convertible preferred shares (thousands)       -    1,566      -        -

Earnings Per Share - Diluted
     Weighted average shares (thousands)         8,399   9,960   8,406    8,412

  Per share amount
    Continuing operations                       $(0.30)  $0.48  $(0.38)   $0.71
    Discontinued operations                         -       -       -        -
                                                  ____    ____    ____     ____
                                                $(0.30)  $0.48  $(0.38)   $0.71


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

        The tables below summarize the key factors in the year-to-year changes in operating results.



                             Three Months Ended        Nine  Months Ended
                           September 30,September 30,September 30,September 30,
                                   2000       1999       2000        1999
                                            (Thousands of Dollars)

Electrical/Electronics
   Net external sales           $51,782    $49,682    $131,752    $134,637
   Net intercompany sales        22,383     12,348      43,886      40,235
   Operating Income               2,615      3,795       5,087       4,636
   Operating margin                5.0%      7.64%       3.86%       3.44%
   Depreciation & amortization      722        454       2,162       1,848
   Identifiable assets          127,963    143,917     127,963     143,917
   Capital expenditures             208        479       1,393       2,086

Maintenance Products
  Net external sales             93,191     95,866     281,714     266,734
  Net intercompany sales          2,295      3,422       6,844       8,106
  Operating Income                1,181      8,565      10,811      24,026
  Operating margin                1.27%      8.93%       3.84%       9.01%
  Depreciation & amortization     4,957      4,380      15,358      12,316
  Identifiable assets           314,808    314,757     314,808     314,757
  Capital expenditures            3,051      2,638       9,575       8,756

Discontinued Operations
  Net external sales                 -       1,565          -        9,391
  Net intercompany sales             -          -           -           -
  Operating Income                   -         (43)         -          338
  Operating margin                   -      (2.75)%         -        3.60%
  Depreciation & amortization        -          34          -          249
  Identifiable assets                -       3,559          -        3,559
  Capital expenditures               -          12          -           80

Operations to be Disposed Of

  Net external sales                838        961       2,474       2,606
  Net intercompany sales             -          -           -           -
  Operating Loss                   (172)      (178)     (1,191)       (706)
  Operating margin              (20.53)%   (18.52)%    (48.14)%    (27.09)%
  Depreciation & amortization        39          1          76           1
  Identifiable assets            18,610     16,843      18,610      16,843
  Equity investments              7,204      6,779       7,204       6,779
  Capital expenditures               -         140         755         147




                            Three Months Ended        Nine  Months Ended
                           September 30,September 30,September 30,September 30,
                                   2000       1999       2000        1999
                                            (Thousands of Dollars)

Corporate
  Corporate expenses            $(3,069)   $(2,310)    $(7,457)    $(8,184)
  Depreciation & amortization       432         39         460          77
  Identifiable assets            20,700     19,412      20,700      19,412
  Capital expenditures                5         -            5         187

Company
  Net external sales [a]        145,811    148,074     415,940     413,368
  Net intercompany sales         24,678     15,770      50,730      48,341
  Operating Income[a]               555      9,829       7,250      20,110
  Operating margin [a]            0.38%      6.64%       1.74%       4.86%
  Depreciation & amortization [a] 6,150      4,908      18,056      14,491
  Identifiable assets [a]       482,081    498,488     482,081     498,488
  Capital expenditures            3,264      3,269      11,728      11,256

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



                            Three Months Ended        Nine  Months Ended
                           September 30,September 30,September 30,September 30,
                                   2000       1999       2000        1999
                                            (Thousands of Dollars)

Revenues
  Total net sales for
    reportable segments        $170,489   $163,844    $466,670    $461,709
  Elimination of net
    intercompany sales          (24,678)   (15,770)    (50,730)    (48,341)
  Net sales included in
    equity in income of
    operations to be disposed of   (838)      (961)     (2,474)     (2,606)
  Net sales included in
    discontinued operations          -      (1,565)         -       (9,391)
                                _______    _______     ________     _______
Total consolidated net sales   $144,973   $145,548    $413,466    $401,371

Operating income
  Total income from
    operations for
    reportable segments            $555     $9,829      $7,250     $20,110
  Operating loss included in
    equity in income of
    operations to be disposed of    172        178       1,191         706
  Operating income included in
    discontinued operations          -          43         -          (338)
                                 _______    _______     ________     _______
Total consolidated operating
    income                         $727    $10,050      $8,441     $20,478


Assets
  Total assets for reportable
    segments                   $482,081   $498,488    $482,081    $498,488
  Liabilities included in net
    assets from operations to
    be disposed of               (1,131)    (1,230)     (1,131)     (1,230)
  Liabilities included in net
    assets from discontinued
    operations                       -        (237)         -         (237)
                                _______    _______     ________     _______
Total consolidated assets      $480,950   $497,021    $480,950    $497,021

(4) Comprehensive (Loss) Income

        Comprehensive (loss) income for the nine months ended
           September 30, 2000 and 1999 are as follows:


                                                September 30,    September 30,
                                                   2000              1999
                                                    (Thousands of Dollars)
  Net (loss) income                             $ (3,183)         $ 5,996
  Foreign currency translation adjustments        (2,521)           1,714
  Comprehensive (loss) income                   $ (5,704)         $ 7,710


(5) Indebtedness

    On October 27, 2000, the Company amended its unsecured revolving credit agreement (the "Credit Agreement"). The Credit Agreement provides for borrowings of up to $16,750,000 under its Facility A commitment expiring June 30, 2001 and $161,160,000 under its Facility B commitment expiring December 11, 2001. As a part of the amendment, compliance with certain covenants required by the Credit Agreement was waived as of September 30, 2000, and new ratio levels for certain covenants were established for measurement at December 31, 2000. Also as part of the amendment, the Company agreed to grant the lenders under the Credit Agreement a security interest in all of its and its subsidiaries' assets on March 31, 2001, if certain events do not occur before that date. A security interest will not be required to be granted if (1) on or before February 28, 2001, a letter of intent (satisfactory to the bank group) exists for the sale of the Company as a whole or (ii) one or more of its material subsidiaries if (in the case of clause (ii)) the Company demonstrates that following such sale the Company would be in compliance with a specified leverage ratio, or (2) the Company is in compliance with certain covenants at pre-amendment ratio levels.


(6) Supplemental Cash Flow Information

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

(7) Restructuring Charge

    During the third quarter of 2000, the Company implemented a workforce reduction that reduced headcount by approximately 90. Employees affected were primarily in general and administrative functions, with the largest number of affected employees coming from the Maintenance Products Segment.

    The workforce reduction included severance and related costs for certain employees. Total severance and related costs was $2.1 million pre-tax, which are included as selling, general and administrative expenses in the condensed consolidated statements of operations. Approximately 64% of these costs were paid during the third quarter of 2000.

    In the second quarter of 1999, the Company undertook a restructuring of the Electrical/Electronics businesses. Approximately 22 employees accepted severance packages. Total severance and related costs were $600,000. Substantially all of these costs were paid during the third quarter of 1999.

(8) Subsequent Event

    On November 6, 2000, the Company announced that it is exploring strategic alternatives, including the possible sale of the Company. The Company indicated that it is in discussions with one potential purchaser relating to a transaction that would involve the purchase of the Company at a premium to its current market price. Katy indicated, however, that there can be no assurance that an agreement will be reached, or if reached, that a sale will be completed.


              Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Three months Ended September 30, 2000

   Following are summaries of sales and operating income (loss) for the three months ended September 30, 2000 and 1999 by industry segment (thousands of dollars):


Net Sales                                                Increase   (Decrease)

                                       2000      1999      Amount      Percent

Electrical/Electronics              $51,782   $49,682      $2,100        4.2%

Maintenance Products                 93,191    95,866      (2,675)     (2.8)%

Operations to be Disposed Of            838       961        (123)    (12.8)%

Discontinued Operations                  -      1,565      (1,565)   (100.0)%



Operating Income (Loss)                                  Increase   (Decrease)

                                      2000       1999      Amount      Percent

Electrical/Electronics             $  2,615  $  3,795      $(1,180)   (31.1)%

Maintenance Products                  1,181     8,565       (7,384)   (86.2)%

Operations to be Disposed Of           (172)     (178)          (6)    (3.4)%

Discontinued Operations                  -        (43)          43    100.0)%

    The Electrical/Electronics Group's sales increased $2.1 million or 4.2% primarily because of higher volumes in the precision metals and consumer electric corded businesses.

    The Electrical/Electronics Group's operating income decreased $1.2 million or 31.1% mainly as a result of decreased margins in the consumer electric corded products business and the non-powered hand tools business. Operating results were also negatively impacted by a $0.8 million product recall in the consumer electric corded products business during the three months ended September 30, 2000.

    Sales from the Maintenance Products Group decreased $2.7 million or 2.8% primarily as a result of decreased volumes in the mop and broom and abrasive businesses. .

    The Maintenance Products Group's operating income decreased $7.4 million or 86.2%. The decrease is partially attributable to decreased margins in the plastic maintenance and storage products business resulting from increased resin costs. The Company estimates that resin costs negatively impacted third quarter operating income versus prior year by $2.9 million. In addition, unusual items including a $0.9 million increase to a LIFO inventory reserve and a $1.2 million charge for severance and restructuring costs also impacted the decrease. Excluding the aforementioned factors, operating income decreased $2.3 million, primarily as a result of poor performance in the mop and broom operations.

     Sales from Operations to be Disposed Of decreased $0.1 million, or 12.8%, primarily as a result of lower volumes in the waste-to-energy business. Operating income for this group remained flat for the three months ended September 30, 2000.

  All Discontinued Operations were disposed of during 2000.

    Selling, general and administrative expenses for the Company's continuing segments increased as a percentage of sales to 26.3% in the third quarter of 2000 from 25.1% for the same period in 1999. The increase was primarily attributed to unusual items associated with severance and a product recall both previously mentioned. Excluding these unusual items, selling, general and administrative costs decreased as a percentage of sales to 24.2%.

    Interest and other, net increased $1.0 million for the third quarter of 2000 compared to the third quarter of 1999. The increase is primarily due to higher variable interest rates on the Company's long-term debt.

  Nine months Ended September 30, 2000

    Following are summaries of sales and operating income for the nine months ended September 30, 2000 and 1999 by industry segment (In thousands):




Net Sales                                                Increase   (Decrease)

                                       2000      1999      Amount      Percent

Electrical/Electronics              $ 131,752  $134,637  $ (2,885)     (2.1)%

Maintenance Products                  281,714   266,734    14,980       5.6 %

Operations to be Disposed Of            2,474     2,606      (132)     (5.1)%

Discontinued Operations                    -      9,391    (9,391)   (100.0)%


Operating Income (Loss)                                  Increase   (Decrease)

                                       2000      1999      Amount      Percent


Electrical/Electronics              $   5,087   $ 4,636   $   451        9.7%

Maintenance Products                   10,811    24,026   (13,215)    (55.0)%

Operations to be Disposed Of           (1,191)     (706)     (485)    (68.7)%

Discontinued Operations                    -        338      (338)   (100.0)%

    The Electrical/Electronics Group's sales decreased $2.9 million or 2.1% primarily due to decreased volumes in the consumer non-powered hand tools and electrical and electronic parts and accessories businesses, partially offset by increased volumes in the precision metals and the electric corded businesses.

    The Electrical/Electronics Group's operating income increased $0.5 million or 9.7%, mainly as a result of higher gross margins at the precision metals and electrical and electronic parts businesses. Operating results were reduced in 2000 by a $0.8 million product recall in the consumer electric corded products business.

    The Maintenance Products Group's sales increased $15.0 million or 5.6% due primarily to higher sales volumes in the plastic maintenance and storage business. Sales in 1999 were lower also as a result of the exclusion of one week of pre-acquisition Contico activity.

    The Maintenance Products Group's operating income decreased $13.2 million or 55.0%. The decrease is partially attributable to reduced margins in plastic maintenance and storage products resulting from increased resin costs. The Company estimates that resin costs negatively impacted the nine months ended operating income by $8.9 million. In addition, unusual items including a $0.9 million inventory LIFO adjustment and a $1.2 million charge for severance and restructuring also impacted the decrease.
  Excluding these factors, operating income decreased $2.2 million or 9.2%, primarily as a result of the poor performance in the mop and broom business.

    Sales from Operations to be Disposed Of were comparable to prior year while operating income for this group declined $0.5 million or 68.7% primarily due to higher plant maintenance costs.

All Discontinued Operations were disposed of during 1999.

    Selling, general and administrative expenses as a percentage of sales for the Company's continuing segments remained unchanged, 26.9% for the first nine months of 2000 and 26.7% for the same period in 1999. Excluding third quarter restructuring charges of $2.9 million in 2000, sales, general and administrative expenses as a percentage of sales were 26.0%. The decrease was primarily attributable to reduced costs in the consumer electric corded business and the cleaning and specialty food service products.

    Interest and other, net increased $2.0 million for the first nine months of 2000 compared to the same period of 1999. The increase is primarily due to higher interest rates on the Company's long-term debt.

    Accumulated other comprehensive income was negatively impacted during the first nine months of 2000 by adjustments resulting from the translation of results and financial position of operations in the United Kingdom and Canada.

LIQUIDITY AND CAPITAL RESOURCES

    Combined cash and cash equivalents from continuing operations decreased 37.6% to $6.2 million on September 30, 2000 compared to $10.0 million on December 31, 1999 primarily due to an effort to operate on lower cash balances to minimize outstanding borrowings on the Company's unsecured revolving credit agreement (the "Credit Agreement"). Current ratios were 2.7 to 1.0 at September 30, 2000 compared to 2.0 to 1.0 at December 31, 1999. Working capital increased $9.0 million to $128.2 at September 30, 2000 from $120.9 million on December 31, 1999, primarily as a result of, increased accounts receivable and settlements of customer sales and allowance plans (accrued expenses).

    Katy expects to commit an additional $3.9 million for capital projects in the continuing businesses during the remainder of the year for a total of $15.6 million during 2000. Funding for these expenditures and for working capital needs is expected to be accomplished through the use of available cash and internally generated funds.

    At September 30, 2000, Katy had short and long-term indebtedness for money borrowed of $155.9 million, substantially all of which was outstanding under the Credit Agreement. On October 27, 2000, the Company amended its unsecured revolving credit agreement (the "Credit Agreement"). The Credit Agreement provides for borrowings of up to $16,750,000 under its Facility A commitment expiring June 30, 2001 and $161,160,000 under its Facility B commitment expiring December 11, 2001. As a part of the amendment, compliance with certain covenants required by the Credit Agreement was waived as of September 30, 2000, and new ratio levels for certain covenants were established for measurement at December 31, 2000. Also as part of the amendment, the Company agreed to grant the lenders under the Credit Agreement a security interest in all of its and its subsidiaries' assets on March 31, 2001, if certain events do not occur before that date. A security interest will not be required to be granted if (1) on or before February 28, 2001, a letter of intent (satisfactory to the bank group) exists for the sale of the Company as a whole or (ii) one or more of its material subsidiaries if (in the case of clause (ii)) the Company demonstrates that following such sale the Company would be in compliance with a specified leverage ratio, or (2) the Company is in compliance with certain covenants at pre-amendment ratio levels. Total debt was 45.6% of total capitalization at September 30, 2000.


     If the Company does grant the lenders such security interest by March 31, 2001, then the new ratio levels will continue to apply for the quarter ending March 31. If not, then the Company would either have to be in compliance with the pre-amendment ratios or seek a new waiver for lack of compliance at March 31, 2001. The Company believes that the financing available to it under the Credit Agreement is sufficient for its purposes through March 31, 2001 and, assuming it either grants the lenders thereunder such security interest or otherwise comes into compliance with the pre-amendment ratios or obtains further waivers of compliance thereunder, until June 30, 2001, when the Company will need to refinance the Facility A revolving loan facility under its Credit Agreement and, unless it is then in compliance with the ratios thereunder, the Facility B facility as well.



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


ENVIRONMENTAL AND OTHER CONTINGENCIES

    The Company and certain of its current and former direct and indirect corporate predecessors, subsidiaries and divisions have been identified by the United States Environmental Protection Agency, state environmental agencies and private parties as potentially responsible parties ("PRPs") at a number of hazardous waste disposal sites under the Comprehensive Environmental Response, Compensation and Liability Act ("Superfund") or equivalent state laws and, as such, may be liable for the cost of cleanup and other remedial activities at these sites. Responsibility for cleanup and other remedial activities at a Superfund site is typically shared among PRPs based on an allocation formula. Under the federal Superfund statute, parties could be held jointly and severally liable, thus subjecting them to potential individual liability for the entire cost of cleanup at the site. Based on its estimate of allocation of liability among PRPs, the probability that other PRPs, many of whom are large, solvent, public companies, will fully pay the costs apportioned to them, currently available information concerning the scope of contamination, estimated remediation costs, estimated legal fees and other factors, the Company has recorded and accrued for indicated environmental liabilities in the aggregate amount of approximately $3.2 million at September 30, 2000. The ultimate cost will depend on a number of factors and the amount currently accrued represents management's best current estimate of the total cost to be incurred. The Company expects this amount to be substantially paid over the next one to four years.


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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company's exposure to market risk associated with changes in interest rates relates primarily to its debt obligations and temporary cash investments. The Company currently does not use derivative financial instruments relating to either of these exposures. The Company's debt obligations are generally indexed from short-term LIBOR rates, and its temporary cash investments earn rates of interest available on securities with maturities of three months or less. Book value approximates fair value for both the debt obligations and temporary cash investments. The holder of the preferred interest has a put option which allows, at certain times beginning on January 8, 2001, or upon the occurrence of certain events, the preferred interest to be exchangeable for Katy common stock.

OUTLOOK

    Net sales are expected to be relatively flat for the full year 2000 versus 1999, due mainly to the introduction of new products and core growth in the Maintenance Products Group offset by lower sales in the electrical segment and mop and broom businesses.

    Cost of goods sold are expected to continue to be negatively impacted in 2000 by higher costs for polyethylene, polypropylene, and other thermoplastic resins that are used in the Company's production processes, especially at Contico. Katy estimates the full-year (1999 to 2000) impact on earnings of increased resin prices to be approximately $12.0 million, pre-tax. The Company's mop and broom business, Wilen Products, has also under-performed significantly during 2000, which is expected to have a negative pre-tax impact on 2000 earnings compared to 1999 of $3.0 million.

    Selling, general and administrative costs as a percentage of sales in the aggregate are expected to improve from 1999 levels, excluding the impact of a $2.2 million third quarter charge for restructuring and a $0.8 million product recall.

    Interest expense is expected to increase in 2000 by approximately $2.5 million, due mainly to higher short-term interest rates.

    The above factors indicate that full year results from continuing segments for 2000 will not meet prior expectations and will fall well short of 1999's results. While many factors will impact the eventual results, an important component will certainly be the impact of plastic resin costs. Improved results for 2000 and beyond will depend on softening resin prices and/or the Company achieving price increases on resin-based and other products. Also, the Company expects increased efficiencies through its plans to reorganize plant assets, implement further workforce reductions, outsourcing of some manufacturing through partnering, and the consolidation of certain operating systems and financial functions. The results are expected to have a significant impact on Katy's effectiveness and ability to control costs going forward.

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

        - The Company's inability to negotiate a new credit facility on favorable terms.

        - Labor issues, including union activities that require an increase in production costs or lead to a strike, thus impairing production and decreasing sales.

        - Changes in significant laws and government regulations affecting environmental compliance and income taxes.

        - The potential impact of the strategic alternatives now under consideration by the Company or any failure to reach agreement on a possible sale of the company or to consummate such a transaction if an agreement is reached.



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

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Reports on Form 8-K

None

(b) Exhibits

4.1 First Amendment to Amended and Restated Credit Agreement dated as of November 18, 1999.

4.2 Second Amendment to Amended and Restated Credit Agreement dated as of March 22, 2000

4.3 Waiver and Third Amendment to Credit Agreement dated as of
    October 27, 2000.


 27. Financial Data Schedule














      Signatures

    Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            KATY INDUSTRIES, INC.
                                 Registrant


DATE: November 11, 2000                           By  /s/ Stephen P. Nicholson
                                                          Stephen P. Nicholson
                                                     Vice President, Finance &
                                                     Chief Financial Officer