Form 10-K405
period 2000-12-31
KATY INDUSTRIES INC
filed 2001-04-02
CIK 54681

                                 United States
                      Securities and Exchange Commission
                            Washington, D.C.  20549

                                   FORM 10-K
           [X]  Annual Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                 For the fiscal year ended: December 31, 2000

                                      OR

        [ ]  Transition Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

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

                                    YES  X    NO
                                        ----    ----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant, as of March 19, 2001, was $26,899,768. On that date 8,394,058 shares of Common Stock, $1.00 par value, were outstanding, the only class of the registrant's common stock.

                      DOCUMENTS INCORPORATED BY REFERENCE
                      -----------------------------------

Portions of the definitive Proxy Statement of Katy Industries, Inc. (The "2001 Proxy Statement") With respect to the 2001 annual meeting of stockholders are incorporated by reference into Part III of this Form 10-K.

Exhibit index appears on page 59.  Report consists of 62 pages.

                                     PART I
                                     ------

Item 1.  BUSINESS
- -----------------

     Katy Industries, Inc. ("Katy" or the "Company") was organized as a Delaware corporation in 1967. Katy carries on business through two principal operating groups: Electrical/Electronics and Maintenance Products. The other businesses comprise only a portion of Katy's previously reported Distribution and Service Group and one of Katy's equity investments. The operations of these businesses have been reported as "Equity in income (loss) of operations to be disposed of" in the Consolidated Statements of Operations. See Note 5 to Consolidated Financial Statements for further discussion. Each Katy company operates within a framework of broad policies and corporate goals established by Katy's corporate management, which is responsible for overall planning, financial management, acquisitions, dispositions, and other related administrative and corporate matters.

     On January 8, 1999, the Company purchased all of the common membership interest in Contico International, L.L.C., a Delaware limited liability company ("Contico") and the successor to the business of Contico International Inc. Contico, based in St. Louis, Missouri, manufactures and distributes consumer storage, home and automotive products, as well as janitorial and food service equipment and supplies, with annual sales of approximately $223.0 million. See
Note 4 to Consolidated Financial Statements.

Recapitalization
- ----------------

     On March 30, 2001, Katy announced that the Company had reached a definitive agreement with KKTY Holding Company LLC ("KKTY"), an affiliate of Kohlberg Investors IV, L.P. for the recapitalization of the Company (the "Recapitalization"). To effectuate the Recapitalization, KKTY would purchase from Katy not less than 400,000 shares of newly issued preferred stock, $100 par value per share (the "Convertible Preferred Stock"), convertible into not less than 5,000,000 common shares, for an aggregate purchase price of $40.0 million.

     Under the terms of the Recapitalization, nominees for directors designated by KKTY would represent a majority of Katy's Board of Directors. Shareholder approval will be required to complete the Recapitalization. Accordingly, a proxy statement will be mailed to shareholders, with a vote planned at the annual meeting of shareholders.

     The Convertible Preferred Stock would be convertible at the option of the holder at any time after the earlier of 1) the fifth anniversary of the closing date of the Recapitalization, 2) board approval of a merger, consolidation or other business combination involving a change in control of the Company, sale of all or substantially all of the assets or liquidation of the Company or 3) a contested election for directors of the Company nominated by KKTY. Each preferred share would be convertible into 12.5 shares of common stock, and the conversion price would be $8.00 for every share of common stock to be issued. The preferred shares would be 1) non-voting, 2) non-redeemable, except in whole, but not in part, at the Company's option not earlier than the 20th anniversary of the closing date of the Recapitalization, 3) would not participate in dividend distributions, 4) would have no preemptive rights with respect to any other securities or instruments issued by the Company and 5) would have customary piggy-back registration rights in the event of a registration of common shares by Katy. The Convertible Preferred Stock would have a liquidation preference of $100.00 per share before any distribution could be made to common shareholders.

     Under the Recapitalization, KKTY would also commence a tender offer (the "Offer") to purchase 2,500,000 outstanding shares of Katy common stock, at $8.00 per common share, inclusive of the associated common stock rights (the "Rights") issued pursuant to the Rights Agreement, dated as of January 13, 1995, as amended. KKTY will in no event acquire more than 29.9% of the outstanding voting securities of Katy in the Offer. The obligation of KKTY to purchase shares tendered under the Offer would be subject to pro rata acceptance of common shares tendered if the total number exceeds 2,500,000. The initial expiration of the Offer, terms of which will be detailed in a proxy statement to be mailed to shareholders, would be the later of 1) the day after the date of the annual meeting of shareholders, or 2) the 20th business day after the Offer commencement date. KKTY can extend the Offer for an additional 20 days (and must extend the Offer at Katy's request if certain conditions are satisfied). However, in no event shall the Offer be extended beyond June 30, 2001.

     Katy expects to utilize funds from three sources to refinance Katy's existing obligations under its current revolving credit agreement (the "Credit Agreement"): 1) $30.0 million of the proceeds from the issuance of the Convertible Preferred Stock, 2) a $150.0 million five year credit facility (the "New Credit Facility"), which would include a Term Loan Facility (the "Term Loan") and a Revolving Credit Facility, for which KKTY has entered into a commitment letter with Bankers Trust Company, which is contingent upon, among other things, closing the sale of the Convertible Preferred Stock, and 3) the sale of Hamilton Metals, L.P., ("Hamilton"), a wholly owned subsidiary, for at least $20.0 million, net of retained liabilities. Katy has entered into a non-binding letter of intent with a potential buyer for a sale of substantially all of the assets of Hamilton.

     The Term Loan is expected to have a final maturity date of five years after the closing of the transaction and be in an original principal amount of $40.0 million. Quarterly amortization is expected to be required in aggregate annual amounts of $8.0 million. The Revolving Credit Facility is expected to have a final maturity date of five years after the closing date and be in an original amount of up to $110.0 million (subject to certain borrowing base limits). All extensions of credit to the Company would be secured by a first priority perfected security interest in and lien upon the capital stock of each material domestic subsidiary (66% of the capital stock of each material foreign subsidiary), and all present and future material assets and properties of the Company. Availability of loans and letters of credit under the Revolving Credit Facility would be subject to a borrowing base determined by eligible inventory and accounts receivable. Customary financial covenants would apply. The obligation of Bankers Trust to provide such financing, which runs to KKTY and not to the Company, is subject to a number of conditions precedent, including, without limitation, the consummation of the sale of Hamilton, the approval by the shareholders of the authorization and issuance of the convertible preferred stock, and the absence of any material adverse change in the business of the Company or in the financing and credit facility syndication markets. Bankers Trust also reserves the right unilaterally to adjust the terms of the credit facility, including the maturity, to the extent necessary to achieve syndication. There can be no assurance that such financing will be available on terms the Company finds attractive or at all.

     In connection with the Recapitalization, the Company has entered into an agreement with the holder of the preferred interest in its Contico International, LLC subsidiary to redeem at a discount approximately half a portion of such interest, which in total has a stated value at December 31, 2000 of $32.9 million. Katy will utilize $9.9 million of the proceeds from the issuance of the Convertible Preferred Stock for this purpose. The holder will retain approximately 50% of the preferred interest, or a stated value of $16.4 million. Consummation of this redemption is conditioned on consummation of the Recapitalization.

     See Liquidity and Capital Resources section of Items 7., Management's Discussion and Analysis of Financial Condition and Results of Operations, for further discussions of the impact of, and uncertainties related to, the proposed Recapitalizaiton.

     Consummation of the Recapitalization is subject to a number of conditions, including: absence of a material adverse change in financial markets that results in KKTY not obtaining funding under its commitment letter with Bankers Trust; the shareholders electing KKTY's designees, amending Katy's certificate of incorporation to authorize the issue of the Convertible Preferred Stock and to classify Katy's Board of Directors; and authorizing the issuance and sale of the Convertible Preferred Stock to KKTY; and Katy consummating the sale of its Hamilton subsidiary for at least $20.0 million, net of retained liabilities.


Operations
- ----------

     Selected restated operating data for each operating group is incorporated herein by reference to "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Part II, Item 7. Information regarding foreign and domestic operations and export sales is incorporated herein by reference to Note 16 to Consolidated Financial Statements of Katy included in Part II, Item 8. Set forth below is information about Katy's operating groups and investments and about Katy's business in general:

Maintenance Products Group
- --------------------------

     The group's principal business is the manufacture, distribution, packaging and sale of sanitary maintenance supplies, professional cleaning products, consumer products, abrasives and stains. The group accounted for 66% of the Company's consolidated sales in 2000. Duckback Products, Inc. ("Duckback") is the only business in this group that experiences significant seasonal sales trends. The seven business units comprising this group are described below:

     Contico International, L.L.C. Contico, based in St. Louis, Missouri, manufactures and distributes consumer storage, home and automotive products, as well as janitorial and food service equipment and supplies. Products are sold primarily to the consumer storage, home and automotive, food service and sanitary maintenance markets, under both the Contico and Continental names.

     Glit/Disco, Inc. ("Disco") Disco is located in McDonough, Georgia. Disco is a manufacturer and distributor of cleaning and specialty products sold to the restaurant/food service industry.

     Duckback Products, Inc. Duckback, located in Chico, California, is a manufacturer of high quality exterior transparent stains, coatings and water repellents. These products are sold under the trade names Superdeck, Mason's Select, Supershade and Fightback. Duckback's revenues and operating income experience seasonal trends, with low sales levels in the fourth quarter.

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

Electrical/Electronics Group
- ----------------------------

     The group's principal business is the manufacture, distribution, packaging and sale of consumer electric corded products, electrical and electronic accessories, electronic components and nonpowered hand tools and specialty metals. The group accounted for 34% of the Company's consolidated sales in 2000. Woods Industries, Inc. ("Woods") and Woods Industries (Canada), Inc. ("Woods Canada") experience seasonal sales trends. The five business units comprising this group are described below:

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

     Thorsen Tools, Inc. ("Thorsen") Thorsen is headquartered in Carmel, Indiana. Thorsen is a leading value-added distributor of nonpowered hand tools. Thorsen Tool's products are sourced from Asia. During the first quarter of 2001, the Company entered into a letter of intent for the sale of Thorsen Tools.

     Hamilton Metals, L.P. ("Hamilton") Hamilton, located in Lancaster, Pennsylvania, re-rolls a wide range of precision metal strip and foil for the medical, electronics, aerospace and computer industries. The company's products are used in a wide range of high-tech applications. Katy has entered into a letter of intent with respect to the sale of Hamilton. Consummation of the transaction is subject to negotiation of definitive agreements, board approvals and other conditions.

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

Operations to be Disposed Of
- ----------------------------

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

     Savannah Energy Systems Company ("SESCO"). SESCO owns and operates a waste-to-energy facility in Savannah, Georgia. See Note 12 to Consolidated Financial Statements. SESCO's profitability is seasonal in that its fourth quarter results tend to be higher as a result of the contractual nature of its business with a local municipality.


Customers
- ----------

     Katy has several large customers in the mass merchant/discount/home improvement retail markets. One customer, Wal Mart/Sam's Club, accounted for 13% of consolidated net sales while two other customers approached 10% of net sales. A significant loss of business at any of these retail outlets would have an adverse impact on the Company's results. Katy had one major customer in its Electrical/Electronics segment that accounted for approximately 14% of the Company's consolidated 1998 annual sales. On November 4, 1999, the Company announced that this major customer withdrew its commitment to purchase extension corded products from Woods.


Backlog
- -------

Electrical/Electronics:
- -----------------------

     The Company's aggregate backlog position for this segment was $13.1 million and $16.6 million as of December 31, 2000 and 1999, respectively. The 2001 orders are firm and are expected to be shipped during 2001.

Maintenance Products:
- ---------------------

     The Company's aggregate backlog position for this segment was $11.1 million and $13.6 million as of December 31, 2000 and 1999, respectively. The 2000 orders are firm and are expected to be shipped during 2001.


Markets and Competition
- -----------------------

Electrical/Electronics:
- ----------------------

     The Company markets branded electrical and electronics products primarily in North America through a combination of direct salesmen, manufacturers' sales representatives and wholesale distributors. The Company's primary customer base is made up of major national retail chains that service the home improvement, hardware, mass merchant, discount and automotive markets, smaller regional concerns serving a similar customer base and a variety of electrical and electronic distributors.

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

Maintenance Products:
- --------------------

     The Company markets branded consumer storage, sanitary maintenance supplies, professional cleaning products, abrasives and stains primarily in North America and Europe through a combination of direct salesmen, manufacturers sales representatives and wholesale distributors. The Company's Maintenance Products Group services the home improvement, hardware, sanitary maintenance, industrial, food service and automotive markets.

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

     The Company competes for market share with several competitors in this industry. The Company believes that it has established long standing relationships with its major customers based on high quality products and service, while continuing its position of being a low cost provider in this industry. Resin prices are influenced to a certain degree by market prices for natural gas and crude oil, as well as supply and demand factors within the plastics manufacturing industry.

Raw Materials
- -------------

     Katy's operations have not experienced significant difficulty in obtaining raw materials, fuels, parts or supplies for their activities during the most recent fiscal year, but no prediction can be made as to possible future supply problems or production disruptions resulting from possible shortages. The Company, particularly its Contico subsidiary, uses polyethylene, polypropylene and other thermoplastic resins as raw material in a substantial portion of its products. Resin prices began increasing steadily, beginning in mid-year 1999, and remained at relatively high levels throughout 2000, in comparison to resin prices in 1998 and early 1999. The Company has been able to pass through some modest price increases, but in general has had difficulty recovering resin cost increases through product pricing, and the Company's 2000 and 1999 results were negatively impacted as a result. The Company does not employ an active hedging program related to its commodity price risk. The Company's future earnings may be negatively impacted to the extent these increased costs cannot be recovered.

Employees
- ---------

     As of March 19, 2001, Katy employed 3,509 people, of which 3,469 related to the Company's continuing businesses. Approximately 717 employees of the Company were members of various unions. One union contract covering 40 employees is scheduled to expire on May 13, 2001. Katy's labor relations are generally satisfactory and there have been no strikes in recent years that have materially affected its operations.

Regulatory and Environmental Matters
- ------------------------------------

     Katy does not anticipate that federal, state or local environmental laws or regulations will have a material adverse effect on its consolidated operations or financial position. Katy anticipates making additional expenditures for environmental control facilities during 2001, in accordance with terms agreed upon with the United States Environmental Protection Agency and various state environmental agencies. (See Part II, Item 7 - Environmental and Other Contingencies)

Licenses, Patents and Trademarks
- --------------------------------

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

Item 2.  PROPERTIES
- -------------------

     As of December 31, 2000, Katy's total building floor area owned or leased was 4,848,000 square feet, of which 1,063,000 square feet were owned and 3,785,000 square feet were leased. The following table shows by industry segment a summary of the size (in square feet) and character of the various facilities included in the above totals together with the location of the principal facilities.


Industry Segment                                          Owned Leased   Total
- ----------------                                          ----- ------   -----
(In thousands of square feet)

Electrical/Electronics - primarily plant and
 office facilities with principal facilities
 located in Chicago and Rockford, Illinois;
 Taipei, Taiwan; Carmel,
 Bloomington, Jasonville, Loogootee, Mooresville,
 and Worthington, Indiana; Lancaster,
 Pennsylvania; and Toronto, Ontario, Canada                 585    683   1,268

Maintenance Products - primarily
 plant and office facilities with principal
 facilities located in Chico, Norwalk and
 Sante Fe Springs, California; Wrens, Thomson,
 McDonough, and Atlanta, Georgia; Phoenix,
 Arizona; Bridgeton, Creve Coeur, Earth
 City, Hazelwood and St. Louis, Missouri;
 Pineville, North Carolina; Buffalo, New York;
 Lawrence, Massachusetts; Winters, Texas;
 Etobicoke and Mississauga, Ontario, Canada; and
 Redruth, Cornwall, England                                 474  3,086   3,560

Other Operations to be Disposed Of - primarily plant
 and office facilities with principal facilities located
 in Savannah, Georgia                                         0      0       0

Corporate - office facilities in Englewood,
 Colorado; and Chicago, Illinois                              4     16      20

     All properties used in operations are owned or leased and are suitable and adequate for Katy's operations. It is estimated that approximately 95% of these properties are being utilized.

Item 3.  LEGAL PROCEEDINGS
- --------------------------

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

     Since 1990, the Company has spent in excess of $6.9 million undertaking cleanup and compliance activities in connection with this matter and has established a reserve, in excess of $2.0 million before taxes, for future such activities. The Company believes that the amount reserved will be adequate; however, total cleanup and compliance costs cannot be determined at this time.

     Concerning matter (b) above, by letter dated August 20, 1993, a claim was asserted by Balteau Standard, Inc. ("Balteau") against Katy concerning PCB contamination at the Medford, Oregon facility of the former Standard Transformer division of American Gage and Machine Company. Balteau demanded that Katy accept financial responsibility for investigation and cleanup costs incurred as a result of the PCB contamination. Katy and Balteau agreed to share such costs. Pursuant to such agreement, Katy paid 65% of the first $2.0 million of such costs and agreed to pay 50% of such costs to the extent that they exceed $2.45 million. Since it executed the cost sharing agreement, Katy has paid approximately $1.5 million in cleanup costs. Katy believes the cleanup plan has been successful and has requested that the Oregon Department of Environmental Quality inspect and approve the remediation work. Katy has received such approval with respect to a portion of the cleanup plan. Further monitoring of groundwater and testing and cleanup of adjacent property may be required before approval can be obtained with respect to the remainder of the plan. Pending such approval, the liability of Katy and its subsidiary cannot be determined at this time.

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

2. Banco del Atlantico, S.A. v. Woods Industries, Inc., et al., Civil Action No. L-96-139 (U.S. District Court, Southern District of Texas).

     In December 1996, Banco del Atlantico, a bank located in Mexico, filed a lawsuit against Woods, a subsidiary of the Company, and against certain past and then present officers and directors and former owners of Woods, alleging that the defendants participated in a violation of the Racketeer Influenced and Corrupt Organizations Act involving allegedly fraudulently obtained loans from Mexican banks, including the plaintiff, and "money laundering" of the proceeds of the illegal enterprise. All of the foregoing is alleged to have occurred prior to the Company's purchase of Woods. The plaintiff also alleges that it made loans to an entity controlled by certain officers and directors based upon fraudulent representations. The plaintiff seeks to hold Woods liable for its alleged damage under principles of respondeat superior and successor liability. The plaintiff is claiming damages in excess of $24.0 million and is requesting treble damages under the statutes. The defendants have filed a motion, which has not been ruled on, to dismiss this action on jurisdictional grounds. Because the litigation is still in preliminary stages, it is not possible at this time for the Company to determine an outcome or reasonably estimate the range of potential exposure. The Company may have recourse against the former owner of Woods and others for, among other things, violations of covenants, representations and warranties under the purchase agreement through which the Company acquired Woods, and under state, federal and common law. In addition, the purchase price under the purchase agreement may be subject to adjustment as a result of the claims made by Banco del Atlantico. The extent or limit of any such recourse cannot be predicted at this time.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- ------------------------------------------------------------

     There were no matters submitted to a vote of security holders during the fourth quarter of 2000.









                                    PART II
                                    -------

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
- ------------------------------------------------------------------------------

     Katy's common stock is traded on the New York Stock Exchange ("NYSE"). The following table sets forth high and low sales prices for the common stock in composite transactions as reported on the NYSE composite tape for the prior two years and dividends declared during such periods.

                                                                  Cash
                                                                Dividends
     Period                                  High       Low     Declared
     ------                               ---------   --------  ---------
     2000
       First Quarter                      $  11 5/8   $  7 7/8     $.075
       Second Quarter                            14      8 3/8      .075
       Third Quarter                       11 15/16    6 11/16      .075
       Fourth Quarter                        9  7/8     5 1/16      .075


     1999
       First Quarter                      $ 17 5/16   $ 12 3/4     $.075
       Second Quarter                        17 5/8     12 3/4      .075
       Third Quarter                       12 15/16     10 7/8      .075
       Fourth Quarter                       12 1/16          8      .075


     Dividends are paid at the discretion of the Board of Directors. On March 30, 2001, the Company announced that its Board of Directors had determined to suspend quarterly dividends.

     As of March 19, 2001, there were 2,532 record holders of the Common Stock and there were 8,394,058 shares of Common Stock outstanding.

Item 6.  SELECTED  FINANCIAL DATA
- ---------------------------------

                                                    Years Ended December 31,
                                                    ------------------------
                                 2000          1999           1998          1997          1996
                             ----------    -----------    ----------    ----------     ----------
                                   (Thousands of Dollars, except per share data and ratios)
Net sales                    $  553,249    $   565,941    $  342,315    $  286,023     $  156,024
Net (loss) income
 Continuing segments -
  businesses to be retained  $   (1,667)   $    10,441    $   11,007    $    9,435     $    5,803
 Unusual Items [a]               (3,237)         1,848             -           387          6,685
 Operations to be disposed
  of                               (554)          (134)        2,075          (179)           275
                             ----------    -----------    ----------    ----------     ----------
  Continuing operations          (5,458)        12,155        13,082         9,643         12,763
 Discontinued operations
  [b]                                 -         (1,700)            -         1,959            953
                             ----------    -----------    ----------    ----------     ----------
    Net (loss) income        $   (5,458)   $    10,455    $   13,082    $   11,602     $   13,716
                             ==========    ===========    ==========    ==========     ==========

(Loss) earnings per share
 - Basic
 Continuing segments         $    (0.19)   $      1.25    $     1.33    $     1.14     $     0.70
 Unusual Items [a]                (0.39)          0.22             -          0.05           0.80
 Operations to be disposed
  of                              (0.07)         (0.02)         0.25         (0.03)          0.03
                             ----------    -----------    ----------    ----------     ----------
    Continuing operations         (0.65)          1.45          1.58          1.16           1.53
Discontinued operations [b]           -          (0.20)            -          0.24           0.11
                             ----------    -----------    ----------    ----------     ----------
    (Loss) earnings per
     common share            $    (0.65)   $      1.25    $     1.58    $     1.40     $     1.64
                             ==========    ===========    ==========    ==========     ==========


(Loss) earnings per share
 - Diluted
 Continuing segments         $    (0.19)   $      1.21    $     1.30    $     1.12     $     0.70
 Unusual Items [a]                (0.39)           .18             -          0.05           0.80
 Operations to be disposed
  of                              (0.07)         (0.01)         0.25         (0.02)          0.03
                             ----------    -----------    ----------    ----------     ----------
    Continuing operations         (0.65)          1.38          1.55          1.15           1.53
Discontinued operations [b]           -          (0.17)            -          0.23           0.11
                             ----------    -----------    ----------    ----------     ----------
    (Loss) earnings per
     common share            $    (0.65)   $      1.21    $     1.55    $     1.38     $     1.64
                             ==========    ===========    ==========    ==========     ==========

Total assets [c]             $  445,667    $   491,836    $  293,175    $  237,160     $  235,377
Total liabilities and
 preferred interest             295,334        331,525       143,859        97,989        105,331
Stockholders' equity            150,333        160,311       149,316       139,171        130,046
Long-term debt, excluding
 current portion [c]                771        150,835        39,908         9,948          8,582
Current portion of
 long-term debt                 133,067             67            72             -            657
Depreciation and
 amortization [c]                23,598         20,172         7,162         4,568          5,505
Capital expenditures             14,196         21,066        15,921        10,699          5,319
Working capital [c]             (28,265)       120,893       100,971       103,252        107,571
Ratio of debt to
 capitalization                    42.2%          43.8%         21.1%          7.1%           6.6%
Stockholders' equity per
 share                       $    17.91    $     19.05    $    17.91    $    16.81     $    15.78
Return on average
 stockholders' equity              (2.9%)          7.9%          9.1%          8.6%          10.5%

Weighted average common
 shares outstanding - Basic   8,403,701      8,366,178     8,289,915     8,272,836      8,339,189
Weighted average common
 shares outstanding -
 Diluted                      8,403,701     10,015,238     8,443,591     8,405,131      8,384,504
Stockholders of record            2,232          2,230         2,170         2,220          2,670
Number of employees               3,509          3,834         2,472         1,907          2,049
Cash dividends declared
 per common share            $     0.30    $      0.30    $     0.30    $     0.30     $     0.30

[a] Includes the following after-tax items for 2000: severance and other restructuring of ($1,723), product recall costs of ($523), increase in the LIFO inventory reserve of ($423), unusual inventory impairments of ($892), and proceeds from previously written-off notes and investments of $324; 1999: collections on previously reserved notes of $520, increase to LIFO inventory reserve of ($669), costs related to potential sale of Electrical/Electronics and other restructuring of ($753) and a reversal of income tax liabilities of $2,750; 1997: gain on sale of property of $387; 1996: gain on sale of investments of $6,685.

[b] Loss from operations for Discontinued Operations has been recorded in the line item Loss from operations of discontinued businesses (net of tax)" on the 1999 Consolidated Statement of Operations. See Note 5 to the Consolidated Financial Statements.

[c] Total assets include $17,412 of net assets from Operations to be disposed of for 2000, $16,635 of net assets from Operations to be Disposed Of for 1999, $31,962 of net assets from Discontinued Operations and Operations to be Disposed Of for 1998, and $42,095 of net assets from Discontinued Operations and Operations to be Disposed Of for 1997. Long-term debt includes $9,948 from Operations to be Disposed Of for 1997. Depreciation includes $116 from Operations to be disposed of for 2000; $459, $1,640 and $2,230 from Discontinued Operations and Operations to be Disposed Of for 1999, 1998 and 1997 respectively. Working capital includes $975 and $737 of net current assets from Operations to be disposed of for 2000 and 1999, respectively; $12,162 and $12,593 of net current assets from Discontinued Operations and Operations to be Disposed Of for 1998 and 1997 respectively. See Note 5 to the Consolidated Financial Statements.

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
- --------------------------------------------------------------------------------
OF OPERATIONS
- -------------

Results of Operations
- ---------------------

     For purposes of this discussion and analysis section, reference is made to the table below and the Company's Consolidated Financial Statements (included in Part II, Item 8). Katy has two principal operating groups:
Electrical/Electronics and Maintenance Products. Under Katy's Divestiture and Reorganization Plan (the "Plan") announced during 1997, Katy has disposed of its entire previously reported Machinery Manufacturing Group and, accordingly that group has been reported as "Discontinued Operations" in the Consolidated Financial Statements. The other businesses being disposed of comprise only a portion of Katy's previously reported Distribution and Service Group and one of Katy's equity investments. The operations of these businesses have been reported as "Equity in income (loss) of operations to be disposed of" in the Consolidated Statement of Operations. For purposes of discussion and analysis, information for the Discontinued Operations and the Operations to be Disposed Of is presented below.

     The table below and the narrative that follows, summarize the key factors in the year-to-year changes in operating results.


                                   Years Ended December 31,
                               --------------------------------
                                  2000        1999       1998
                               ---------    --------   --------
                                    (Thousands of dollars)
Electrical/Electronics Group
- ----------------------------
 Net external sales             $187,497    $204,180   $230,927
 Net intercompany sales           64,793      59,992     32,103
 Income from operations [a]        8,055       8,303     14,839
 Operating margin                    4.3%        4.1%       6.4%
 Identifiable assets             111,476     133,890    126,362
 Depreciation and amortization     2,800       2,557      1,652
 Capital expenditures              1,709       3,434      7,348

Maintenance Products Group
- --------------------------
 Net external sales             $365,752    $361,761   $111,388
 Net intercompany sales            9,062      11,141      6,389
 Income from operations [a]       10,298      29,458      8,401
 Operating margin                    2.8%        8.1%       7.5%
 Identifiable assets             299,292     318,906    110,317
 Depreciation and amortization    20,638      17,065      3,779
 Capital expenditures             11,732      16,936      2,725

Operations to be Disposed Of
- ----------------------------
 Net external sales             $  3,690    $  3,900   $  6,297
 Net intercompany sales                -           -          -
 (Loss) from operations             (880)       (190)    (3,262)
 Operating (deficit)               (23.8%)      (4.9%)     (7.3%)
 Identifiable assets              18,468      17,903     17,680
 Equity Investment                 6,927       6,988      7,034
 Depreciation and amortization       116           5      1,009
 Capital expenditures                755         429      5,126

Discontinued Operations
- -----------------------
 Net external sales             $      -    $ 10,025   $ 23,349
 Net intercompany sales                -           -        146
 Income (loss) from
  operations                           -        (191)     1,663
 Operating margin                      -        (1.9%)      7.1%
 Identifiable assets                   -           -     16,975
 Depreciation and amortization         -         454        631
 Capital expenditures                  -          80        547

Corporate
- ---------
 Corporate expenses [a]         $  9,258    $  9,990   $  7,965
 Identifiable assets              17,488      22,405     24,535
 Depreciation and
  amortization                        44          91         91
 Capital expenditures                  -         187        175

Company
- -------
 Net external sales [b]         $556,939    $579,866   $371,961
 Net intercompany sales           73,855      71,133     38,638
 Income from operations [b]        8,215      27,390     13,676
 Operating margin [b]                1.5%        4.7%       4.4%
 Identifiable assets [b]         446,724     493,104    295,869
 Depreciation and
  amortization [b]                23,598      20,172      7,162
 Capital expenditures             14,196      21,066     15,921


[a] Salaries and related costs for certain executive officers were included in Maintenance Products and Electrical/Electronics in 1998, but have been included in Corporate Expense in 2000 and 1999. These amounts were approximately $1.3 million in 2000, $1.5 in 1999 and $1.4 in 1998.

[b] Company balances include amounts from both "Discontinued Operations" and "Operations to be Disposed Of" in the consolidated financial statements for 2000, 1999, and 1998. The (Loss) from operations for Discontinued Operations has been recorded in the line item "Loss from operations of discontinued businesses (net of tax)" on the 1999 Consolidated Statement of Operations. See
Note 5 to the Consolidated Financial Statements.

2000 Compared to 1999
- ---------------------

     The Electrical/Electronics Group's sales decreased $16.7 million or 8.2% primarily due to decreased volumes in the consumer electric corded products business, the electrical and electronic parts and accessories business, and the non-powered hand-tool business, offset by increased volumes in the precision metals business. Sales decreases in the consumer electric corded products business occurred partially as a result of 1999 sales including final sales to a single large customer that withdrew its commitment to purchase Woods products, as announced on November 4, 1999. Sales were also lower late in 2000 compared to 1999 as a result of retail customers reducing orders and inventory levels. Sales in the electronic component parts and accessories business softened in 2000 to a certain extent due to operational problems experienced primarily in 1999 as a result of the consolidation of GC Electronics and Waldom Electronics, which in turn affected those divisions' customer service.

     The Group's operating income decreased $0.3 million or 3.0%. Operating results were negatively impacted by unusual items of $1.7 million including:
$0.4 million in restructuring and severance charges at Woods, a $0.8 million product recall at Woods and a $0.5 million inventory writedown at GC/Waldom. The Group's 1999 operating income was negatively impacted by $0.6 million restructuring charge, primarily for severance costs at Woods. Excluding these items operating income increased $0.8 million or 4.7%. Operating results, excluding unusual items, were positively affected by significant reductions in selling, general and administration costs at Woods in 2000 as compared to 1999

     Identifiable assets for the Group decreased $22.4 million or 16.7% during the year mainly as a result of lower working capital levels at Woods, Woods Canada and GC Waldom, and lower levels of capital expenditures.

     Sales from the Maintenance Products Group increased $4.0 million or 1.1%. Sales remained relatively flat in 2000 as increased sales in the plastic products business were offset by decreased sales in the floor pad and mop and broom operations.

     The Group's operating income decreased $19.2 million or 65.0%. Operating results in 2000 were negatively impacted by unusual items of $2.8 million including: $1.2 million in severance and restructuring charges, a $0.7 million increase to its LIFO inventory reserve at Contico and an inventory write down at Wilen of $0.9 million. The Group's 1999 operating income was negatively impacted by a $1.0 million increase to its LIFO inventory reserve at Contico, and a $0.3 million charge related to the restructuring of Contico's marketing rep group. Excluding these items, operating income decreased by $17.7 million, or 58%. Higher costs for plastic resins resulted in reduced margins in the plastic maintenance and storage products business. The Company estimates that resin costs negatively impacted year to date results versus prior year by $10.0 million, demonstrating an inability to raise prices so as to pass along increased raw material costs. Also contributing to the decreased operating income levels were poor performance at the Company's mop and broom business, which experienced systems and other operational problems throughout 2000. Operating income was also lower, albeit to lesser extents, at the abrasive products businesses and at the transparent stains business. Most of the Company's consolidated foreign currency translation adjustment resulted from the translation of Maintenance Products operations in Canada and the United Kingdom.

     Identifiable assets for the Group decreased $19.6 million or 6.2% primarily as a result of lower working capital levels at Contico, Glit/Gemtex and Wilen and lower levels of capital expenditures.

     Sales from Operations to be Disposed Of remained relatively stable compared to prior year decreasing $0.2 million or 5.4%.

     The Group's operating income decreased $0.7 million or 363.2% primarily as a result of increased maintenance costs coupled with fixed revenue contracts.

     Identifiable assets for the Group remained relatively stable from the prior year.

     All of the companies included in Discontinued Operations had been disposed of as of December 31, 1999.

     Corporate expenses decreased $0.7 million or 7.3%. Operating results were negatively impacted by $0.6 million in unusual items including: $0.9 million in severance and restructuring charges, $0.2 million of costs associated with the Recapitalization, offset by proceeds of $0.5 million related to a previously written-off investment. Corporate expenses in 1999 were impacted by an unusual charge of $0.3 million associated with the attempted sale of the Electrical/Electronics group. Excluding these items, Corporate expenses decreased $1.0 million or 11.9%. This decrease is attributable to reduced headcount and other salary related expenditures.

     Identifiable assets at Corporate decreased primarily as a result of lower cash levels at year end.

     Following is a discussion concerning other factors that affected the Company's net income.

     Interest expense increased $1.9 million or 14.7%, due primarily to higher interest rates paid by the Company under its revolving credit agreement. Interest income decreased $0.3 million as the Company maintained lower average cash and cash equivalent balances during 2000 compared to 1999. Other, net in 2000 was income of $0.4 million versus income of $1.6 million in 1999. The amounts in both years resulted from the Company receiving past due balances on previously written-off notes and investments.

     The Company incurred a net loss before taxes and distributions on preferred interest of subsidiary of $5.7 million during 2000 as compared to net income before taxes of $17.1 million during 1999. In summary, the most significant factors contributing to the net loss in 2000 include: higher costs for plastic resins, poor operating performance in the mop and broom business, severance and other unusual charges detailed above, and higher interest costs incurred on outstanding debt.

     The income tax benefit in 2000 is $2.0 million for an effective tax rate of 35%. The provision for income taxes in 1999 was $3.2 or an effective tax rate of 18.9%. The reduced 1999 effective tax rate resulted from the resolution of specific income tax matters with the relevant tax authorities.

1999 Compared to 1998
- ---------------------

     The Electrical/Electronics Group's sales decreased $26.7 million or 12% primarily due to decreased volumes in the consumer electric corded products and electrical and electronic parts and accessories businesses, offset by increased volumes associated with the Company's Woods Canada acquisition in May of 1998. Excluding this acquisition, the Group's sales decreased $39.3 million. These lower volumes were primarily a result of the loss of consumer electric corded products business announced on November 4, 1998. As of that date, Katy's largest single customer withdrew its commitment to purchase electric corded products from Woods, resulting in a loss of sales of approximately $31.0 million. Another significant customer, Hechinger Company, filed for Chapter 11 bankruptcy in mid-1999. Sales to this customer were lower by $7.6 million in 1999 compared to 1998.

     The Group's operating income decreased $6.5 million or 44% mainly as a result of decreased volumes and higher selling, general and administrative costs as a percentage of sales, offset slightly by the increased operating income associated with the Woods Canada acquisition in May of 1998. Excluding the acquisition, operating income decreased $8.3 million. A pre-tax restructuring charge of $0.6 million relating primarily to severance costs for the elimination of 22 positions in the Electrical/Electronics businesses, and competitive market pressures in the electrical and electronic components business contributed to the decrease. Results are also negatively impacted by costs and operational considerations related to the consolidation of GC Electronics and Waldom Electronics during the later half of the year.

     Identifiable assets for the Group increased slightly during the year mainly as a result of higher working capital levels at Woods and Woods Canada.

     Sales from the Maintenance Products Group increased $250.4 million or 225% primarily as a result of the Contico acquisition in January of 1999, the Disco acquisition in May of 1998 and the Wilen acquisition in August of 1998. Excluding these acquisitions, the Group's sales increased $5.7 million or 7% primarily due to increased volumes in the Group's coated abrasive and stain businesses.

     The Group's operating income increased $21.1 million or 251%. Excluding the acquisitions mentioned above, operating income increased $2.6 million. The increase was primarily a result of the increased volumes and the slightly higher margins in the stain and coated abrasives businesses. The higher margins resulted from the introduction of new products and a favorable product mix.

     Identifiable assets for the Group increased during the year mainly as a result of the previously announced acquisition of Contico in January of 1999.

     Sales from Operations to be Disposed Of decreased $2.4 million or 38%, mainly as a result of decreased volumes associated with the disposal of the refrigeration and cold storage facilities business in June of 1998. Excluding the disposition, sales remained relatively stable compared to the prior year.

     The Group's operating income increased $3.1 million or 94% primarily as a result of an impairment recorded at the waste-to-energy facility during the fourth quarter of 1998.

     Identifiable assets for the Group remained relatively stable from the prior year.

     Sales from Discontinued Operations decreased $13.3 million or 57% primarily as a result of the disposition of Bach Simpson, Ltd., in January of 1999, Diehl Machines, Inc., in May of 1999, and Peters Machinery, Inc., in September of 1999. All of the companies included in Discontinued Operations had been disposed of as of December 31, 1999. See Note 3 to the Consolidated Financial Statements.

     The Group's operating loss decreased $1.9 million or 112% primarily as a result of the dispositions described above.

     Corporate expenses increased $2.0 million or 25%. This increase was primarily a result of allocating certain employees salaries and related costs to the corporate segment for the year ended December 31, 1999. Corporate expenses also included $0.3 million of costs associated with the potential sale of the Electrical/Electronics segment.

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

     Gross profit from continuing operations increased $76.0 million or 77% as gross margin percentages increased to 31% from 29% in 1998. The increase in gross profit is primarily a result of the Contico acquisition in January of 1999. Gross margins in 1999 were negatively impacted by $1.0 million as a result of the use of LIFO inventory accounting for its Contico subsidiary acquired in January of 1999. The LIFO method is not used by any other subsidiary and was not used by Katy in 1998 or 1997. The increased expense due to LIFO accounting resulted from price increases for the thermoplastic resins, a significant raw material in the Contico production process. Selling, general and administrative expenses increased $63.5 million or 76% in 1999 compared to the prior year. Selling, general and administrative expenses increased as a percentage of sales to 26% in 1999 from 24% for the same period in

1998. The increase was primarily a result of the increased amortization of goodwill and other intangibles associated with the acquisitions during 1998 and the first part of 1999 combined with the restructuring charge, costs related to the potential sale of the Electrical/Electronics Group and costs to restructure Contico's outside sales force.

     Interest expense increased substantially for 1999 compared to 1998, as a result of increased interest expense associated with bank borrowings to fund the Company's acquisitions. Interest income decreased slightly due to the Company maintaining lower average cash and cash equivalent balances during 1999 compared to 1998. Other, net in 1999 was income of $1.6 million versus income of $1.5 million in 1998. The amounts in both years resulted from the Company receiving past due balances on previously written-off notes and investments.

     Income before provision for income taxes decreased to $17.1 million in 1999 from $19.8 million in 1998. In addition to the factors mentioned previously, other items affecting income in 1998 were the gain on sale of the Company's cold storage facility of $6.1 million, which was partially offset by the impairment loss resulting from the reduction in the fair value of the waste-to-energy facility of $2.8 recorded in "Equity in income (loss) of operations to be disposed of" on the Consolidated Statement of Operations. Excluding these items, the income from continuing operations before income taxes increased $0.6 million, primarily as a result of increased operating income from the Maintenance Products Group, offset partially by decreased operating income in the Electrical/Electronics Group.

     Provision for income taxes in 1999 was $3.2 million or an effective tax rate of 18.9% and $6.7 million or an effective tax rate of 34% in 1998. The decrease in the 1999 effective tax rate resulted from the reversal of income tax reserves as a result of the expiration of the relevant statute of limitations with respect to certain income tax returns, or the resolution of specific income tax matters with the relevant tax authorities.

Liquidity and Capital Resources
- -------------------------------

     Cash and cash equivalents decreased 82% to $1.8 million on December 31, 2000, from $10.0 million on December 31, 1999. This decrease was the result of the Company reducing its debt obligation at year end. Current ratios were 0.88 to 1.00 and 2.03 to 1.00 at December 31, 2000 and 1999, respectively. Working capital decreased to a deficit of $28.3 million on December 31, 2000, from $121 million on December 31, 1999. This decrease is due mainly to the current classification of obligations under the unsecured revolving credit agreement (the "Credit Agreement") , and also to reduced cash, accounts receivable and inventory levels in both the Maintenance Products and Electrical/Electronics groups. Katy expects to commit approximately $20.6 million for capital projects in 2001.

     At December 31, 2000, Katy had short-term indebtedness of $133.1 million, due in December 2001, substantially all of which was outstanding under the Credit Agreement. The company also had $0.8 million of long-term indebtedness related to a mortgage on a certain property owned by the Company. Total debt was 42.2% of total capitalization at December 31, 2000. The Company had $150.0 million outstanding under the Credit Agreement as of March 26, 2001. See Note 8 to Consolidated Financial Statements for further discussion. Interest accrues at a rate equal to LIBOR plus a given number of basis points, depending upon certain factors affecting the interest pricing grid per the Credit Agreement. The Company is currently paying approximately LIBOR plus 2% (8.66% at December 31, 2000). Rates in 2000 ranged from 7.42% - 8.75%. Obligations under the Credit Agreement are expected to be refinanced as described below.

     On October 27, 2000, the Company amended the Credit Agreement. As amended, the Credit Agreement provides for borrowings of up to $16.8 million under its Facility A commitment expiring June 30, 2001 and $161 million under its Facility B commitment expiring December 11, 2001 As a part the amendment, the Company agreed to grant the lenders under the Credit Agreement a security interest in all of its and its subsidiaries' assets on March 31, 2001, if certain events had not occurred before that date. A security interest would not be required to be granted if (1) on or before February 28, 2001, a letter of intent (satisfactory to the bank group) existed for the sale of (i) the Company as a whole or (ii) one or more of its material subsidiaries if the Company demonstrates that following such sale the Company would be in compliance with a specified leverage ratio, or (2) the Company is in compliance with certain covenants at pre-amendment ratio levels. The Company was not able to meet the requirements to avoid granting security interest and, accordingly, has granted security interests on the assets of the Company and its subsidiaries to the bank group. The security interests include liens on all tangible assets of U.S. operations, including mortgages on owned real property and leaseholds, as well as stock pledges from foreign subsidiaries. Concurrent with the granting of security interests in Company assets, the bank group has agreed to waive compliance with covenant ratio levels established in the October 27 amendment for the quarter ended March 31, 2001, and which extend to June 30, 2001. This action is included in a Waiver and Fourth Amendment to the Credit Agreement, dated as of March 30, 2001.

     On March 30, 2001, Katy announced that the Company had reached a definitive agreement with KKTY Holdings Company L.P. ("KKTY"), an affiliate of Kohlberg Investors IV, L.P. for the recapitalization of the Company (the "Recapitalization"). To effectuate the Recapitalization, KKTY would purchase from Katy not less than 400,000 shares of newly issued preferred stock, $100 par value per share (the "Convertible Preferred Stock"), convertible into not less than 5,000,000 common shares, for an aggregate purchase price of $40.0 million.

     Katy expects to utilize funds from three sources to refinance Katy's existing obligations under the Credit Agreement: 1) $30,000,000 of the proceeds from the issuance of the Convertible Preferred Stock, 2) a $150 million five year credit facility (the "New Credit Facility"), which would include a Term Loan Facility (the "Term Loan") and a Revolving Credit Facility, for which KKTY has entered into a commitment letter with Bankers Trust Company has been entered, and which is contingent upon, among other things, closing the sale of the Convertible Preferred Stock, and 3) the sale of Hamilton Metals, L.P., ("Hamilton"), a wholly owned subsidiary, for at least $20.0 million, net of retained liabilities. Katy has entered into a non-binding letter of intent with a potential buyer for a sale of substantially all of the assets of Hamilton.

     In connection with the Recapitalization, the Company has entered into an agreement with the holder of the preferred interest in its Contico International, LLC subsidiary to redeem at a discount approximately half of such interest, which in total has a stated value at December 31, 2000 of $32.9 million. Katy will utilize $9.9 million of the proceeds from the issuance of the Convertible Preferred Stock for this purpose. The holder will retain approximately 50% of the preferred interest, or a stated value of $16.4 million. Consummation of this redemption is conditioned on consummation of the Recapitalization.

     The Term Loan is expected to have a final maturity date of five years after the closing of the transaction and be in an original principal amount of $40.0 million. Quarterly amortization is expected to be required in aggregate annual amounts of $8.0 million. The Revolving Credit Facility is expected to have a final maturity date of five years after the closing date and be in an original amount of up to $110 million (subject to certain borrowing base limits). All extensions of credit to the Company would be secured by a first priority perfected security interest in and lien upon the capital stock of each material domestic subsidiary (66% of the capital stock of each material foreign subsidiary), and all present and future material assets and properties of the Company. Availability of loans and letters of credit under the Revolving Credit Facility would be subject to a borrowing base determined by eligible inventory and accounts receivable. Customary financial covenants would apply. The obligation of Bankers Trust to provide such financing, which runs to KKTY and not to the Company, is subject to a number of conditions precedent, including, without limitation, the consummation of the sale of Hamilton, the approval by the shareholders of the authorization and issuance of the convertible preferred stock, and the absence of any material adverse change in the business of the Company or in the financing and credit facility syndication markets. Bankers Trust also reserves the right unilaterally to adjust the terms of the credit facility, including the maturity, to the extent necessary to achieve syndication. There can be no assurance that such financing will be available on terms the Company finds attractive, or at all.

     Under the terms of the Recapitalization, nominees for directors designated by KKTY would represent a majority of Katy's Board of Directors. Shareholder approval will be required to complete the Recapitalization. Accordingly, a proxy statement will be mailed to shareholders, with a vote planned at the annual meeting of shareholders.

     Consummation of the Recapitalization is subject to a number of conditions, including: absence of a material adverse change in financial markets that results in KKTY not obtaining funding under its commitment letter with Bankers Trust; the shareholders electing KKTY's designees, amending Katy's certificate of incorporation to authorize the issue of the Convertible Preferred Stock and to classify Katy's Board of Directors and authorizing the issuance and sale of the Convertible Preferred Stock to KKTY; and Katy consummating the sale of its Hamilton subsidiary for at least $20.0 million, net of retained liabilities.

     The infusion of $40.0 million of preferred equity capital under the Recapitalization, along with proceeds from the sale of Hamilton, will significantly de-leverage the Company. These factors, along with continued control of capital expenditures and working capital management, are expected to allow Katy to maintain normal business operations. If the Recapitalization is not consummated, Katy could experience a number of negative consequences, including, but not limited to, default on the Credit Agreement. In the event the Recapitalization is not consummated, Katy intends to go forward with the sale of Hamilton, as well as with the sale of Thorsen Tools("Thorsen"), and possibly other Company assets and operating divisions and seek to refinance its existing credit agreement on a secured basis so as to provide additional time in which to restructure its operations. Management believes that, in the current market environment, a substantial risk exists that, if the Recapitalization is not consummated on a timely basis the Company will be unable to obtain further waivers of the defaults under the Credit Agreement in the future and that the Company will be unable to obtain, on reasonable terms or at all, financing necessary to replace its current credit facility.

Restructuring Efforts and Severance Charges
- -------------------------------------------

     During the third and fourth quarters of 2000, the Company implemented a workforce reduction that reduced headcount by approximately 90. Employees affected were primarily in general and administrative functions, with the largest number of affected employees coming from the Maintenance Products Segment.

     The workforce reduction included severance and related costs for certain employees. Total severance and related costs was $2.4 million before taxes, which are included as selling, general and administrative expenses in the consolidated statements of operations. Approximately 56% of these costs were paid during the final two quarters of 2000. The remaining costs are expected to be paid through 2009.

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

     The cost of the 1999 restructuring, which included severance costs related to the elimination of 22 management employees, resulted in a pre-tax charge to earnings in the second quarter of 1999 of approximately $0.6 million. Additionally, plant personnel levels were reduced in excess of 100 persons and 24 unfilled administrative positions were eliminated.

     Severance expenses are included in selling, general and administrative expenses line item in the Consolidated Statements of Operations. As of December 31, 2000 accrued severance totaled $1.1 million which will be paid through the year 2009. The table below summarizes this future obligation:

                                 (Thousands of Dollars)
   2001                                   584
   2002                                   180
   2003                                   180
   2004                                    55
   2005                                    55
   Thereafter                              22
                                        -----
     Total payments                     1,076
                                        =====


Outlook for 2001
- ----------------

     Net sales are expected to increase modestly in 2001 over 2000 (excluding the impact of lost sales as a result of the anticipated sales of Hamilton and Thorsen), due mainly to expected sales increases in the Maintenance Products Group, especially at Contico. The Company has a significant concentration of customers in the mass-market retail, discount, and do-it-yourself market channels. The Company's ability to maintain and increase its sales levels depends in part on its ability to retain and improve relationships with these customers. The Company faces the continuing challenge of recovering costs increases for items such as raw materials given the market power of these customers.

     Cost of goods sold are expected to continue to be negatively impacted in 2001 by higher costs for polyethylene, polypropylene, and other thermoplastic resins (based on price levels in early 2001) that are used in the Company's production processes, especially at Contico. Given that Contico's resin use approximates just over 100 million pounds annually, this commodity price risk impacts gross margin by approximately $ 1.0 million annually for each $0.01 change in the price of plastic resins. It is anticipated that resin prices affecting cost of goods sold will be consistent or slightly favorable in 2001 compared to 2000 levels. Katy has not employed any hedging techniques in the past, and has no immediate plans to do so in the future, regarding this commodity market risk. Prices for copper, a significant raw material in the Electrical/Electronics Group, may also increase in 2001. The Company anticipates mitigating these costs by creating efficiencies in and improvements to its production processes.

     Selling, general and administrative costs are expected to improve as a percentage of sales from 2000 levels. Certain cost reduction efforts are being implemented during the first quarter of 2001 at Woods, including the closing of facilities and reduction of administrative and executive staff. The Company is also pursuing its strategy of developing the Katy Maintenance Group ("KMG"). This process involves bundling certain products of Continental (janitorial/sanitation business of Contico), Wilen and Glit for customers in the janitorial/sanitation markets. The new organization would allow customers to order certain products from the three companies using a single purchase order, and billing and collection would be consolidated as well. Katy is beginning the process during the first half of 2001 of transferring most back-office functions of Wilen from Atlanta to St. Louis, the headquarters of Contico/Continental. In addition to administrative efficiencies, the Company believes that combining sales and marketing efforts of the three entities will allow Katy a unique marketing opportunity to have improved delivery of both products and customer service. Katy does not expect significant financial benefits from this project in 2001, but believes it to be a key to future profitability and success of the Company. It should be noted that the Company anticipates unusual charges during 2001 for both the Woods and KMG efforts, including severance, other plant closure costs, asset impairments, and systems development costs.

     Interest expense will be affected by debt levels and current rates of interest. Assuming the current Credit Agreement were to remain intact, interest expense is expected to be lower in 2001 than in 2000, due mainly to lower expected interest rates, with debt levels remaining at reasonable levels through continued management of working capital and proceeds from the sale of certain Company assets, including Hamilton Precision Metals. If the recapitalization were to occur, interest expense would be significantly lower as a result of lower debt levels due to infusions of cash, excluding the impact of writing off previously capitalized costs associated with the Credit Agreement.

     The effective tax rate for 2001 is not expected to differ significantly from the federal statutory rate.


Cautionary Statement Pursuant to Safe Harbor Provisions of the Private
- ----------------------------------------------------------------------
Securities Litigation Reform Act of 1995
- ----------------------------------------

     This report contains "forward-looking statements" within the meaning of the federal securities laws. The forward-looking statements include, among others, statements concerning the Company's outlook for 2001, the possible recapitalization of the Company, cost reduction strategies and their results, the Company's expectations for funding its 2001 capital expenditures and operations and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. Words such as "expects", "will", "believes", "anticipates" and the like indicate the presence of forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ dramatically from those expressed in or implied by the statements.

     To improve its financial performance, the Company must reduce its cost structure and improve its production efficiency, improve its management of working capital, and grow its existing base of retail and distribution customers. The most important factors that could influence the achievement of these goals, and cause actual results to differ materially from those expressed in the forward-looking statements, include, but are not limited to the following:

     - The Company's inability to complete the Recapitalization plan discussed in the Liquidity and Capital Resources of this section. which is subject to a number of conditions and contingencies not within the Company's control.

     - The Company's inability to meet covenants associated with its current Credit Agreement.

     - The Company's inability to refinance its current Credit Agreement on attractive terms or at all.

     - The Company's inability to sell certain assets to raise cash and de-leverage its financial condition.

     - Increases in the cost of, or in some cases continuation of the current price levels of, plastic resins, copper, paper board packaging and other raw materials.

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

New Accounting Pronouncements
- -----------------------------

     In February 2001, the FASB issued a limited revision exposure draft of proposed Statement of Financial Accounting Standard "Business Combinations and Intangible Assets - Accounting for Goodwill." The proposed Statement would establish a new accounting standard for goodwill acquired in a business combination. It would continue to require recognition of goodwill as an asset but would not permit amortization of goodwill as currently required by APB Opinion No. 17, "Intangible Assets." Furthermore, certain intangible assets that are not separable from goodwill will also not be amortized.

     This proposed Statement would establish a new method of testing goodwill for impairment. It would require that goodwill be separately tested for impairment using the fair-value-based approach.

     Entities would be required to initially apply the provisions of this proposed Statement as of the beginning of the first fiscal quarter following issuance of the final Statement. Those provisions would apply not only to goodwill arising from acquisitions completed after the issuance date of the final Statement but also to the unamortized balance of goodwill at the date of adoption.

     The Company has not fully evaluated the impact upon future operating results from the proposed standard, however it does not believe adoption of this standard will materially affect these results.

     In December 1999, the Securities and Exchange Commission staff released Staff Accounting Bulletin No. 101, "Revenue Recognition" ("SAB 101"). SAB 101 provides interpretive guidance on the recognition, presentation and disclosure of revenue in financial statements. The Company was required to determine the impact of SAB 101 no later than the end of the fourth quarter of fiscal 2000. The Company has determined that SAB 101 does not have a material impact on its financial position or results of operations.

     In September 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement requires that all derivatives be recognized as either assets or liabilities in the statement of financial position and requires that those assets and liabilities be measured at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and its resulting designation. In September 1999, the FASB issued statement No. 137, which delays the required implementation of Statement No. 133 to years beginning after June 15, 2000. The Company does not enter into hedging activities, therefore, the adoption of SFAS 133 did not have a material impact on the Company's financial statements.

Environmental and Other Contingencies
- -------------------------------------

     The Company and certain of its current and former direct and indirect corporate predecessors, subsidiaries and divisions have been identified by the United States Environmental Protection Agency, state environmental agencies and private parties as potentially responsible parties ("PRPs") at a number of hazardous waste disposal sites under the Comprehensive Environmental Response, Compensation and Liability Act ("Superfund") or equivalent state laws and, as such, may be liable for the cost of cleanup and other remedial activities at these sites. Responsibility for cleanup and other remedial activities at a Superfund site is typically shared among PRPs based on an allocation formula. Under the federal Superfund statute, parties could be held jointly and severally liable, thus subjecting them to potential individual liability for the entire cost of cleanup at the site. Based on its estimate of allocation of liability among PRPs, the probability that other PRPs, many of whom are large, solvent, public companies, will fully pay the costs apportioned to them, currently available information concerning the scope of contamination, estimated remediation costs, estimated legal fees and other factors, the Company has recorded and accrued for indicated environmental liabilities in the aggregate amount of approximately $3.1 million at December 31, 2000. The ultimate cost will depend on a number of factors and the amount currently accrued represents management's best current estimate of the total cost to be incurred. The Company expects this amount to be substantially paid over the next one to four years.

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

     2. During 1995, the Company reached agreement with the Oregon Department of Environmental Quality ("ODEQ") as to a cleanup plan for PCB contamination at the Medford, Oregon facility of the former Standard Transformer division of American Gage. The agreement required the Company to pay $1.3 million of the first $2.0 million in cleanup costs. Those funds were expended in 1998. Another former occupant of the site, Balteau Standard, Inc. was responsible for the remaining $0.7 million of the first $2.0 million and the next $0.45 million in cleanup costs above the $2.0 million. The parties are now sharing equally in cleanup costs. Katy believes the cleanup plan has been successful and has requested that the ODEQ inspect and approve the remediation work. Katy has received such approval with respect to a portion of the cleanup plan. Further monitoring of groundwater and testing and cleanup of adjacent property may be required before approval can be obtained with respect to the remainder of the plan. Pending such approval, the liability of Katy and its subsidiary cannot be determined at this time.

     3. In December 1996, Banco del Atlantico, a bank located in Mexico, filed a lawsuit against Woods, a subsidiary of the Company, and against certain past and then present officers and directors and former owners of Woods, alleging that the defendants participated in a violation of the Racketeer Influenced and Corrupt Organizations Act involving allegedly fraudulently obtained loans from Mexican banks, including the plaintiff, and "money laundering" of the proceeds of the illegal enterprise. All of the foregoing is alleged to have occurred prior to the Company's purchase of Woods. The plaintiff also alleges that it made loans to an entity controlled by certain officers and directors based upon fraudulent representations. The plaintiff seeks to hold Woods liable for its alleged damage under principles of respondeat superior and successor liability. The plaintiff is claiming damages in excess of $24.0 million and is requesting treble damages under the statutes. The defendants have filed a motion, which has not been ruled on, to dismiss this action on jurisdictional grounds. Because the litigation is still in preliminary stages, it is not possible at this time for the Company to determine an outcome or reasonably estimate the range of potential exposure. The Company may have recourse against the former owner of Woods and others for, among other things, violations of covenants, representations and warranties under the purchase agreement through which the Company acquired Woods, and under state, federal and common law. In addition, the purchase price under the purchase agreement may be subject to adjustment as a result of the claims made by Banco del Atlantico. The extent or limit of any such recourse cannot be predicted at this time.

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

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
- --------------------------------------------------------------------

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

     The holder of the preferred interest in Contico has a put option which allows, at certain times beginning on January 8, 2001, or upon the occurrence of certain events, the preferred interest to be exchangeable for Katy common stock. The holder of the preferred interest also has a put option which allows the holder to require the Company to purchase the preferred interest for cash upon a Change in Control (as defined in the Agreement governing the option). The holder of the preferred interest has acknowledged that consummation of the Recapitalization will not constitute such a Change in Control and has agreed with Katy to redeem at a discount approximately half of such interest. Katy will utilize $9.9 million of the proceeds from the issuance of the Convertible Preferred Stock for these purposes. The holder will retain approximately 50% of the preferred interest, or a stated value of $16.4 million. Consummation of this redemption is conditioned on consummation of the Recapitalization. Also, subject to the Recapitalization occuring, the Agrement governing the put option will be amended to, among other things, change the circumstances in which the holder of the preferred interest can exercise its put option and the consideration payable upon such exercise.



                                                               Expected Maturity Dates
                                    -----------------------------------------------------------------------------
                                                               (Thousands of Dollars)
ASSETS
- ------
                                      2001      2002    2003    2004    2005   Thereafter     Total    Fair Value
                                    --------   -----   -----   -----   -----   ----------   --------   ----------
Temporary cash investments
  Fixed rate                        $    158   $   -   $   -   $   -   $   -      $     -   $    158     $    158
  Average interest rate                  4.5%      -       -       -       -            -        4.5%

LONG-TERM DEBT
- --------------

Fixed rate debt                     $     67   $  72   $ 699   $   -   $   -      $     -   $    838     $    838
     Average interest rate              7.14%   7.14%   7.14%   7.14%      -            -       7.14%
Variable rate debt                  $133,000   $   -   $   -   $   -   $   -      $     -   $133,000     $133,000
 Average interest rate                  8.04%   8.04%   8.04%   8.04%      -            -       8.04%

PREFERRED INTEREST OF SUBSIDIARY
- --------------------------------

Fixed rate obligation               $      -   $   -   $   -   $   -   $   -      $32,900   $ 32,900     $ 32,900
 Average interest rate                  8.00%   8.00%   8.00%   8.00%   8.00%        8.00%      8.00%

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
- ----------------------------------------------------

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


/S/Robert M. Baratta
- --------------------
Robert M. Baratta.
President and Chief Executive Officer


/S/Stephen P. Nicholson
- -----------------------
Stephen P. Nicholson
Vice President, Finance and Chief Financial Officer



                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO KATY INDUSTRIES, INC.:

We have audited the accompanying consolidated balance sheets of KATY INDUSTRIES, INC., (a Delaware corporation) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Katy Industries, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.



ARTHUR ANDERSEN LLP


Denver, Colorado
March 30, 2001

                     KATY INDUSTRIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 2000 and 1999
                             (Thousands of Dollars)


                                     ASSETS
                                     ------

                                                                 2000      1999
                                                               --------  --------
CURRENT ASSETS:

  Cash and cash equivalents                                    $  1,810  $  9,988
  Accounts receivable, trade, net of allowance
   for doubtful accounts of $1,478 and $1,120                    84,896    95,153
  Notes and other receivables                                       524     1,896
  Inventories                                                   103,068   117,400
  Deferred income taxes                                           7,544     8,497
  Other current assets                                            5,245     4,121
  Net current assets of operations to be disposed of                941       737
                                                               --------  --------

   Total current assets                                         204,028   237,792
                                                               --------  --------


OTHER ASSETS:
  Notes receivable, net of allowance for
   doubtful notes of $1,000 and $1,000                            1,554     2,062
  Cost in excess of net assets acquired, net of accumulated
   amortization of $9,398 and $6,734                             39,500    40,037
  Intangibles, net of accumulated amortization                   47,214    52,491
  Other                                                           5,346     4,769
  Net noncurrent assets of operations to be disposed of          16,471    15,898
                                                               --------  --------

   Total other assets                                           110,085   115,257
                                                               --------  --------

PROPERTY AND EQUIPMENT
  Land and improvements                                           3,789      4,077
  Buildings and improvements                                     23,273     24,074
  Machinery and equipment                                       166,414    156,485
                                                               --------   --------
                                                                193,476    184,636
  Less - Accumulated depreciation                               (61,922)   (45,849)
                                                               --------   --------

   Net property and equipment                                   131,554    138,787
                                                               --------   --------

   Total assets                                                $445,667   $491,836
                                                               ========   ========


See Notes to Consolidated Financial Statements.

                    KATY INDUSTRIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       AS OF DECEMBER 31, 2000 and 1999
                 (Thousands of Dollars, except Per Share Data)

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------

                                                            2000       1999
                                                           --------   --------
CURRENT LIABILITIES:

  Accounts payable                                         $ 53,553   $ 56,874
  Accrued compensation                                        6,038      3,902
  Accrued expenses                                           35,483     52,538
  Accrued interest and taxes                                  3,523      2,887
  Current maturities, long-term debt                        133,067         67
  Dividends payable                                             629        631
                                                           --------   --------

   Total current liabilities                                232,293    116,899


LONG-TERM DEBT, less current maturities                         771    150,835

OTHER LIABILITIES                                             7,609      7,359

EXCESS OF ACQUIRED NET
 ASSETS OVER COST, net of accumulated amortization of
 $6,725 and $5,022                                            1,792      3,495

DEFERRED INCOME TAXES                                        19,969     20,037

  Total liabilities                                         262,434    298,625
                                                           --------   --------

COMMITMENTS AND CONTINGENCIES - Notes 8, 14 and 17

PREFERRED INTEREST OF SUBSIDIARY                             32,900     32,900
                                                           --------   --------

STOCKHOLDERS' EQUITY
  Common stock, $1 par value; authorized
   25,000,000 shares; issued 9,822,204 shares                 9,822      9,822
  Additional paid-in capital                                 51,127     51,127
  Accumulated other comprehensive income                     (2,757)      (434)
  Other adjustments                                            (518)    (1,010)
  Retained earnings                                         112,697    120,689
  Treasury stock, at cost, 1,427,446
   and 1,408,346 shares, respectively                       (20,038)   (19,883)
                                                           --------   --------

   Total stockholders' equity                               150,333    160,311
                                                           --------   --------

   Total liabilities and stockholders equity               $445,667   $491,836
                                                           ========   ========


See Notes to Consolidated Financial Statements.

                    KATY INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 and 1998
               (Thousands of Dollars, Except Per Share Amounts)

                                                  2000          1999          1998
                                               ---------   -------------   -----------
Net sales                                      $ 553,249   $     565,941   $   342,315
Cost of goods sold                               399,315         391,382       243,751
                                               ---------   -------------   -----------
Gross profit                                     153,934         174,559        98,564
Selling, general and
 administrative expenses                        (144,839)       (146,788)      (83,289)
                                               ---------   -------------   -----------
Operating income                                   9,095          27,771        15,275
Equity in (loss) income of
 operations to be disposed of                       (853)           (206)        3,144
Interest expense                                 (14,851)        (12,950)       (1,214)
Interest income                                      475             815         1,093
Other, net                                           365           1,620         1,523
                                               ---------   -------------   -----------

(Loss) income before provision
 for income taxes and
 distributions on preferred
 interest of subsidiary                           (5,769)         17,050        19,821

Benefit from (provision)
 for income taxes                                  2,022          (3,217)       (6,739)
                                               ---------   -------------   -----------

(Loss) income from
 operations before
 distributions on preferred
 interest                                         (3,747)         13,833        13,082

Distributions on preferred
 interest of subsidiary
 (net of tax)                                     (1,711)         (1,678)            -
                                               ---------   -------------   -----------

(Loss) income from
 continuing operations                            (5,458)         12,155        13,082

Discontinued operations
 (Loss) from operations of
 discontinued businesses
 (net of tax)                                          -          (1,700)            -
                                               ---------   -------------   -----------


Net (loss) income                              $  (5,458)  $      10,455   $    13,082
                                               =========   =============   ===========


(Loss) earnings per share
 of common stock - Basic
(Loss) income from
 continuing operations                         $   (0.65)  $        1.45   $      1.58
Discontinued operations                                -            (.20)            -
                                               ---------   -------------   -----------
Net (loss) income                              $   (0.65)  $        1.25   $      1.58
                                               =========   =============   ===========

(Loss) earnings per share
 of common stock - Diluted
(Loss) income from
 continuing operations                         $   (0.65)  $        1.38   $      1.55
Discontinued operations                                -            (.17)            -
                                               ---------   -------------   -----------
Net (loss) income                              $   (0.65)  $        1.21   $      1.55
                                               =========   =============   ===========

See Notes to Consolidated Financial Statements.

                    KATY INDUSTRIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 (Thousands of dollars, except per share data)



                                      Common Stock
                             ---------------------------   Additional       Other       Accumulated
                                Number           Par        Paid-in     Comprehensive      Other      Retained   Treasury
                               of Shares        Value       Capital     Income(Loss)    Adjustments   Earnings    Stock
                             -------------   -----------   ----------   -------------   -----------   --------   --------

Balance, January 1, 1998         9,822,204     $   9,822      $51,127       $  (1,462)     $   (814)  $102,194   $(21,696)

Net income                               -             -            -               -             -     13,082          -
Foreign currency
 translation adjustments                 -             -            -            (847)            -          -          -

Comprehensive income

Common stock dividends                   -             -            -               -             -     (2,492)         -
Issuance of shares under
 Stock Option Plan                       -             -          (54)              -             -          -        274
Other issuance of shares                 -             -          170               -          (488)         -        717
Purchase of Treasury Shares              -             -            -               -             -          -       (217)
                                 ---------     ---------      -------   -------------   -----------   --------   --------
Balance, December 31, 1998       9,822,204         9,822       51,243          (2,309)       (1,302)   112,784    (20,922)

Net income                               -             -            -               -             -     10,455          -
Foreign currency
 translation adjustments                 -             -            -           1,875             -          -          -

Comprehensive income

Common stock dividends                   -             -            -               -             -     (2,514)         -
Issuance of shares under
 Stock Option Plan                       -             -          (37)              -             -          -        289
Other issuance of shares                 -             -          (79)              -           292        (36)       988
Purchase of Treasury Shares              -             -            -               -             -          -       (238)
                                 ---------     ---------      -------   -------------   -----------   --------   --------
Balance, December 31, 1999       9,822,204         9,822       51,127            (434)       (1,010)   120,689    (19,883)

Net (loss)                               -             -            -               -             -     (5,458)         -
Foreign currency
 translation adjustments                 -             -            -          (2,323)            -          -

Comprehensive income                     -             -            -               -             -          -          -

Common stock dividends                   -             -            -               -             -     (2,520)         -
Issuance of shares under
 Stock Option Plan                       -             -            -               -             -          -         63
Other issuance of shares                 -             -            -               -           492        (14)        44
Purchase of Treasury Shares              -             -            -               -             -          -       (262)
                                 ---------     ---------      -------   -------------   -----------   --------   --------
Balance, December 31, 2000       9,822,204     $   9,822      $51,127       $  (2,757)     $   (518)  $112,697   $(20,038)
                                 =========     =========      =======   =============   ===========   ========   ========



                              Comprehensive
                              Income(Loss)
                              -------------
Balance, January 1, 1998

Net income                          $13,082
Foreign currency
 translation adjustments               (847)
                              -------------
Comprehensive income                $12,235
                              =============
Common stock dividends
Issuance of shares under
 Stock Option Plan
Other issuance of shares
Purchase of Treasury Shares

Balance, December 31, 1998

Net income                          $10,455
Foreign currency
 translation adjustments              1,875
                              -------------
Comprehensive income                $12,330
                              =============
Common stock dividends
Issuance of shares under
 Stock Option Plan
Other issuance of shares
Purchase of Treasury Shares

Balance, December 31, 1999

Net (loss)                          $(5,458)
Foreign currency
 translation adjustments             (2,323)
                              -------------
Comprehensive income                $(7,781)
                              =============
Common stock dividends
Issuance of shares under
 Stock Option Plan
Other issuance of shares
Purchase of Treasury Shares

Balance, December 31, 2000


See Notes to Consolidated Financial Statements.

                    KATY INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 and 1998
                            (Thousands of Dollars)

                                                                             2000        1999       1998
                                                                           --------   ---------   --------
Cash flows from operating activities:
 Net (loss) income                                                         $ (5,458)  $  10,455   $ 13,082
 Depreciation and amortization                                               23,598      20,172      7,162
 (Gain) loss on sale of assets                                                 (408)      1,754     (2,864)
 Equity in (income) loss of unconsolidated affiliates                            61          46       (534)
 Deferred income taxes                                                          885       2,118      1,117
 Changes in assets and liabilities,
  net of acquisition/disposition of subsidiaries:
   Accounts receivables                                                      10,248      (8,201)     7,890
   Inventories                                                               14,332      (9,978)       463
   Other current assets                                                         212       1,268       (636)
   Accounts payable                                                          (3,384)     13,467     (1,828)
   Accrued liabilities                                                      (14,595)      9,362       (223)
   Other, net                                                                (1,247)     (2,546)    (1,091)
                                                                           --------   ---------   --------
    Net cash flows provided by operating activities                          24,244      37,917     22,538
                                                                           --------   ---------   --------

Cash flows from investing activities:
 Proceeds from sale of assets                                                   904         210        482
 Collections of notes receivable and
   receivable from sale of business                                             581         684        710
 Proceeds from sale of subsidiary                                                 -      10,501     12,237
 Payments for purchase of subsidiaries, net of cash acquired                      -    (140,088)   (71,091)
 Capital expenditures                                                       (14,196)    (21,066)   (11,314)
                                                                           --------   ---------   --------
    Net cash flows used in investing activities                             (12,711)   (149,759)   (68,976)
                                                                           --------   ---------   --------
Cash flows from financing activities:
 Proceeds from issuance of long-term debt, net of repayments                (17,064)    110,855     38,735
 Payments of dividends                                                       (2,520)     (2,508)    (2,492)
 Purchase of treasury shares                                                   (262)       (238)      (217)
 Other                                                                           75         530          -
                                                                           --------   ---------   --------
    Net cash flows (used in) provided by financing activities               (19,771)    108,639     36,026
                                                                           --------   ---------   --------

Effect of exchange rate changes on cash and cash equivalents                     54         (37)        (5)

Net decrease in cash and cash equivalents                                    (8,184)     (3,240)   (10,417)


Cash and cash equivalents at beginning of year                               10,643      13,883     24,300
                                                                           --------   ---------   --------

Cash and cash equivalents at end of year                                      2,459      10,643     13,883

Less - Cash of discontinued operations and operations to be disposed of        (649)       (655)      (985)
                                                                           --------   ---------   --------

Cash and cash equivalents of continuing operations                         $  1,810   $   9,988   $ 12,898
                                                                           ========   =========   ========

See Notes to Consolidated Financial Statements.

                     KATY INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     As of December 31, 2000, 1999 and 1998
                             (Thousands of Dollars)

Note 1   ORGANIZATION OF THE BUSINESS

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

Note 2.    SIGNIFICANT ACCOUNTING POLICIES

     Consolidation Policy - The consolidated financial statements include the accounts of Katy Industries, Inc. and subsidiaries in which it has a greater than a 50% interest, collectively "Katy" or the "Company". All significant intercompany accounts, profits and transactions have been eliminated in consolidation. Investments in affiliates that are not majority-owned and where the Company does not exercise significant influence are reported using the equity method.

     As part of the continuous evaluation of its operations, Katy has acquired and disposed of a number of its operating units in recent years. Those which affected the Consolidated Financial Statements for the years ended December 31, 2000, 1999, and 1998 are discussed in Note 4.

     There are no restrictions on the payment of dividends by unconsolidated subsidiaries to Katy. Katy's consolidated retained earnings as of December 31, 2000 include $6.2 million of undistributed earnings of 50% or less owned investments accounted for by the equity method. No dividends have been paid by any of these unconsolidated affiliates to Katy.

     Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Cash and Cash Equivalents - Cash equivalents consist of highly liquid investments with original maturities of three months or less and total $0.2 million and $5.4 million as of December 31, 2000 and 1999, respectively, which approximates their fair value. The Company places its temporary cash investments in quality financial institutions. As such, the Company believes no significant concentration of credit risk exists with respect to these investments.

     Supplemental Cash Flow Information - Noncash investing and financing activities are disclosed in Notes 2, 8 and 11. Cash paid and (received) during the year for interest and income taxes is as follows:

                        2000      1999      1998
                      -------   -------    ------
                        (Thousands of dollars)

     Interest         $15,065   $10,121    $1,064
                      =======   =======    ======
     Income taxes     $(3,850)  $   111    $6,910
                      =======   =======    ======

     Research and Development Costs - Research and development costs are expensed as incurred.

     Advertising Costs - Advertising costs are expensed as incurred. Advertising costs expensed in 2000, 1999 and 1998 were $10.0 million, $9.5 million and $5.7 million respectively.

     Inventories - Inventories are stated at the lower of cost or market. At December 31, 2000, approximately 34% of Katy's inventories were accounted for using the last-in, first-out (LIFO) method, while the remaining inventories were accounted for using the first-in, first-out (FIFO) method. Current cost, as determined using the FIFO method, exceeded LIFO cost by $1.7 million and $1.0 million at December 31, 2000 and 1999, respectively. The components of inventories are:

                                     December 31,
                               ----------------------
                                 2000          1999
                               --------      --------
                               (Thousands of dollars)

     Raw materials             $ 38,736      $ 37,878
     Work in process              3,269         5,911
     Finished goods              61,063        73,611
                               --------      --------
                               $103,068      $117,400
                               ========      ========

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

     Property - Property and equipment are stated at cost and depreciated over their estimated useful lives: buildings (10-40 years) generally using the straight-line method; machinery and equipment (3-20 years) and leased machines (lease period) using straight-line, accelerated or composite methods; and leasehold improvements using the straight-line method over the remaining lease period.

     Impairment of Assets - Long-lived assets are reviewed for impairment if events or circumstances indicate the carrying amount of these assets may not be recoverable. If this review indicates that the carrying value of these assets will not be recoverable, based on future net cash flows from the use or disposition of the asset, the carrying value is reduced to fair value (see Note
12). Management does not believe an impairment of long-lived assets is necessary as of December 31, 2000.

     Accrued Expenses - The components of accrued expenses are:


                                          December 31,
                                    ----------------------
                                      2000          1999
                                    --------      --------
                                    (Thousands of dollars)

     Accrued insurance              $  6,030      $  6,010
     Accrued environmental costs       3,091         4,150
     Other accrued expenses           26,362        42,378
                                    --------      --------
                                    $ 35,483      $ 52,538
                                    ========      ========

     Foreign Currency Translation - The results of the Company's self-sustaining foreign subsidiaries are translated to U.S. Dollars using the current-rate method. Assets and liabilities are translated at the year end spot exchange rate, revenue and expenses at average exchange rates and equity transactions at historical exchange rates. Exchange differences arising on translation are recorded as a component of other accumulated comprehensive income.

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

     New Accounting Pronouncements - In February 2001, the Financial Accounting Standards Board ("FASB") issued a limited revision exposure draft of proposed Statement of Financial Accounting Standard ("SFAS") "Business Combinations and Intangible Assets - Accounting for Goodwill." The proposed Statement would establish a new accounting standard for goodwill acquired in a business combination. It would continue to require recognition of goodwill as an asset but would not permit amortization of goodwill as currently required by Accounting Principles Board ("APB") Opinion No. 17, "Intangible Assets." Furthermore, certain intangible assets that are not separable from goodwill will also not be amortized.

     This proposed Statement would establish a new method of testing goodwill for impairment. It would require that goodwill be separately tested for impairment using the fair-value-based approach. Entities would be required to initially apply the provisions of this proposed Statement as of the beginning of the first fiscal quarter following issuance of the final Statement. Those provisions would apply not only to goodwill arising from acquisitions completed after the issuance date of the final Statement but also to the unamortized balance of goodwill at the date of adoption. The Company has not fully evaluated the impact upon future operating results from the proposed standard, however it does not believe adoption of this standard will materially affect the results of operations.

     In December 1999, the Securities and Exchange Commission staff released
Staff Accounting Bulletin No. 101, "Revenue Recognition" ("SAB 101").   SAB 101
provides interpretive guidance on the recognition, presentation and disclosure of revenue in financial statements. The Company was required to determine the impact of SAB 101 no later than the end of the fourth quarter of fiscal 2000. The Company has determined that SAB 101 does not have a material impact on its financial position or results of operations.

     In September 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement requires that all derivatives be recognized as either assets or liabilities in the statement of financial position and requires that those assets and liabilities be measured at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and its resulting designation. In September 1999, the FASB issued statement No. 137, which delayed the required implementation of SFAS No. 133 to years beginning after June 15, 2000. The Company does not enter into derivative or hedging activities, therefore, the adoption of SFAS 133 will not have an impact on the Company's financial statements.


     Revenue Recognition - Sales are recognized upon shipment of products to customers or when services are performed.

     Reclassifications - Certain amounts from prior years have been reclassified to conform to the 2000 financial statement presentation.

Note 3.     PROPOSED RECAPITALIZATION

     On March 30, 2001, Katy announced that the Company had reached a definitive agreement with KKTY Holdings Company, LLC. ("KKTY"), an affiliate of Kohlberg Investors IV, L.P. for the recapitalization of the Company (the "Recapitalization"). To effectuate the Recapitalization, KKTY would purchase from Katy not less than 400,000 shares of newly issued preferred stock, $100 par value per share (the "Convertible Preferred Stock"), convertible into not less than 5,000,000 common shares, for an aggregate purchase price of $40.0 million.

     Under the terms of the Recapitalization, nominees for directors designated by KKTY would represent a majority of Katy's Board of Directors. Shareholder approval will be required to complete the Recapitalization. Accordingly, a proxy statement will be mailed to shareholders, with a vote planned at the annual meeting of shareholders.

     The Convertible Preferred Stock would be convertible at the option of the holder at any time after the earlier of 1) the fifth anniversary of the closing date of the Recapitalization, 2) board approval of a merger, consolidation or other business combination involving a change in capital of the Company, sale of all or substantially all of the assets, or liquidation of the Company or 3) a contested election for directors of the Company nominated by KKTY. Each preferred share would be convertible into 12.5 shares of common stock, and the conversion price would be $8.00 for every share of common stock to be issued. The preferred shares would be 1) non-voting, 2) non-redeemable, except in whole, but not in part, at the Company's option not earlier than the 20th anniversary of the closing date of the Recapitalization, 3) would not participate in dividend distributions, 4) would have no preemptive rights with respect to any other securities or instruments issued by the Company and 5) would have customary piggy back registration rights in the event of a registration of common shares by Katy. The Convertible Preferred Stock would have a liquidation preference of $100.00 per share before any distribution could be made to common shareholders.

     Under the Recapitalization, KKTY would also commence a tender offer (the "Offer") to purchase 2,500,000 outstanding shares of Katy common stock, at $8.00 per common share, inclusive of the associated common stock rights (the "Rights") issued pursuant to the Rights Agreement, dated as of January 13, 1995, as amended. KKTY will in no event acquire more than 29.9% of the outstanding voting securities of Katy in the offer. The obligation of KKTY to purchase shares tendered under the Offer would be subject to pro rata acceptance of common shares tendered if the total number exceeds 2,500,000. The initial expiration of the Offer, terms of which will be detailed in a proxy statement to be mailed to shareholders, would be the later of 1) the day after the date of the annual meeting of shareholders, or 2) the 20th business day after the Offer commencement date. KKTY can extend the Offer for an additional 20 days (and must extend the Offer at Katy's request if certain conditions are satisfied). However, in no event shall the Offer be extended beyond June 30, 2001.

     Katy expects to utilize funds from three sources to refinance Katy's existing obligations under its current revolving credit agreement (the "Credit Agreement"): 1) $30.0 million of proceeds from the issuance of the Convertible Preferred Stock, 2) a $150.0 million five year credit facility (the "New Credit Facility"), which would include a Term Loan Facility (the "Term Loan") and a Revolving Credit Facility, for which KKTY has entered into a commitment letter with Bankers Trust Company, which is contingent upon, among other things, closing the sale of the Convertible Preferred Stock, and 3) the sale of Hamilton Metals, L.P., ("Hamilton"), a wholly owned subsidiary, for at least $20.0 million, net of retained liabilities. Katy has entered into a non-binding letter of intent with a potential buyer for a sale of substantially all of the assets of Hamilton.

     The Term Loan is expected to have a final maturity date of five years after the closing of the transaction and be in an original principal amount of $40.0 million. Quarterly amortization is expected to be required in aggregate annual amounts of $8.0 million. The Revolving Credit Facility is expected to have a final maturity date of five years after the closing date and be in an original amount of up to $110.0 million (subject to certain borrowing base limits). All extensions of credit to the Company would be secured by a first priority perfected security interest in and lien upon the capital stock of each material domestic subsidiary (66% of the capital stock of each material foreign subsidiary), and all present and future material assets and properties of the Company. Availability of loans and letters of credit under the Revolving Credit Facility would be subject to a borrowing base determined by eligible inventory and accounts receivable. Customary financial covenants would apply. The obligation of Bankers Trust to provide such financing, which runs to KKTY and not to the Company, is subject to a number of conditions precedent, including, without limitation, the consummation of the sale of Hamilton, the approval by the shareholders of the authorization and issuance of the convertible preferred stock, and the absence of any material adverse change in the business of the Company or in the financing and credit facility syndication markets. Bankers Trust also reserves the right unilaterally to adjust the terms of the credit facility, including the maturity, to the extent necessary to achieve syndication. There can be no assurance that such financing will be available on terms the Company finds attractive or at all.

     In connection with the Recapitalization, the Company has entered into an agreement with the holder of the preferred interest in its Contico International, LLC subsidiary to redeem at a discount approximately half of such interest, which has in total a stated value at December 31, 2000 of $32.9 million. Katy will utilize $9.9 million of the proceeds from the issuance of the Convertible Preferred Stock for this purpose. The holder will retain approximately 50% of the preferred interest, or a stated value of $16.4 million. Consummation of this redemption is conditioned on consummation of the Recapitalization.

     Consummation of the Recapitalization is subject to a number of conditions, including: absence of a material adverse change in financial markets that results in KKTY not obtaining funding under its commitment letter with Bankers Trust; the shareholders electing KKTY's designees, amending Katy's certificate of incorporation to authorize the issue of the Convertible Preferred Stock and to classify Katy's Board of Director, and authorizing the issuance and sale of the Convertible Preferred Stock to KKTY; and Katy consummating the sale of its Hamilton subsidiary for at least $20.0 million, net of retained liabilities.


Note 4.  ACQUISITIONS AND DISPOSITIONS

     Acquisitions
     ------------

     On January 8, 1999, the Company purchased all of the common membership interest (the "Common Interest") in Contico International, L.L.C., ("Contico"), the successor to the janitorial, consumer products and industrial packaging businesses of Contico International, Inc., now known as Newcastle Industries, Inc., ("Newcastle"). Newcastle had previously contributed substantially all its assets and certain liabilities to Contico and entered into leases with Contico for certain real property used in the business and retained by Newcastle. The purchase price for the Common Interest was approximately $132.1 million. The payment of the purchase price was financed by the Company's unsecured revolving credit agreement from Bank of America. Newcastle has retained a preferred membership interest in Contico (the "Preferred Interest"), having a stated value of $32.9 million, which yields an 8% annual return on its stated value while outstanding (see Note 10). Contico, based in St. Louis, Missouri, manufactures and distributes janitorial equipment and supplies, consumer storage, home and automotive products, as well as food service equipment and supplies. The acquisition has been accounted for under the purchase method. The accounts of this acquisition have been included in the Company's Consolidated Financial Statements from the acquisition date. The estimated cost in excess of net assets acquired of approximately $7.0 million, subject to additional purchase accounting adjustments, has been recorded as "Cost in excess of net assets acquired" in the Consolidated Balance Sheets and is being amortized on a straight line basis over 20 years. In addition, Katy has recorded intangible assets of approximately $28.0 million, consisting of customer lists, trademarks and tradenames. These intangible assets are being amortized over periods of 20 years. The following unaudited pro forma information reflects the pro forma results of operations for the Company giving effect to the Contico acquisition as if the Contico acquisition occurred on January 1, 1998. The unaudited pro forma results include the unaudited historical operating results of Newcastle for the one-week ended January 8, 1999 and the twelve months ended December 31, 1998. The Company's historical information presented below excludes net loss of $(1.8) million or $(0.18) per share (diluted) from Discontinued Operations and Operations to be Disposed Of for December 31, 1999. The Company's historical information presented below excludes net income of $2.1 million or $0.25 per share (diluted) from Discontinued Operations and other Operations to be Disposed Of for December 31, 1998. Pro forma results may not be indicative of future results.


                                    Year Ended            Year Ended
                                December 31, 1999     December 31 ,1998
                               --------------------  --------------------

                              (Thousands of Dollars, Except Per Share Data)

                                 Katy        Pro       Katy        Pro
                               Historical   Forma    Historical   Forma
                               ----------  --------  ----------  --------
Net sales                        $565,941  $569,981    $342,315  $567,990
Income from operations           $ 27,771  $ 28,159    $ 15,275  $ 35,486
Net income                       $ 12,289  $ 12,381    $ 11,007  $ 15,768
Earnings per share - Basic       $   1.47  $   1.48    $   1.33  $   1.90
Earnings per share - Diluted     $   1.39  $   1.40    $   1.30  $   1.74

     On December 31, 1998, the Company acquired the assets of the Bay State Gritcloth division of Tyrolit North America, Inc. ("Baystate"). Baystate manufactures an industrial product line of specialty abrasives and has annual sales of approximately $4.0 million. The acquisition has been accounted for under the purchase method. The accounts of this acquisition have been included in the Company's Consolidated Financial Statements from the acquisition date. The estimated aggregate purchase price for this division was approximately $4.0 million. The estimated cost in excess of net assets acquired of approximately $2.0 million, has been recorded as "Cost in excess of net assets acquired" in the Consolidated Balance Sheets and is being amortized on a straight line basis over 20 years.

     On August 11, 1998, the Company purchased substantially all of the assets of The Wilen Companies, Inc. The Company operates the business through its Wilen Products, Inc. subsidiary ("Wilen"). Wilen is a manufacturer and distributor of a wide variety of professional cleaning products including mops, brooms and plastic cleaning products. The acquisition has been accounted for under the purchase method. The accounts of this acquisition have been included in the Company's Consolidated Financial Statements from the acquisition date. The estimated aggregate purchase price for the Wilen business was approximately $50.0 million. The estimated cost in excess of net assets acquired of approximately $24.0 million, has been recorded as "Cost in excess of net assets acquired" in the Consolidated Balance Sheets and is being amortized on a straight line basis over 20 years. In addition, Katy has recorded intangible assets of approximately $14.9 million, consisting of customer lists, trademarks and tradenames, and accumulated work force. These intangible assets are being amortized over periods ranging from 7 1/2 to 20 years.

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

     The estimated aggregate purchase price for the Woods Canada and Disco businesses was approximately $17.1 million. The estimated costs in excess of the net assets acquired of approximately $0.7 has been recorded as "Cost in excess of net assets acquired" in the Consolidated Balance Sheets and is being amortized on a straight line basis over 20 years.

     Dispositions
     ------------

     During 1999, Katy completed the sales of the businesses classified as Discontinued Operations. Katy has recorded a "Loss from Discontinued Operations" on the 1999 Consolidated Statement of Operations. The sales are summarized below:

     On December 27, 1999, the Airtronics division of American Gage & Machine Company ("Airtronics") was sold for $2.3 million, including a note for $0.5 million, due in six years, and $0.9 million in deferred payments based upon the Airtronics business' future sales. On September 24, 1999, the assets of Peters Machinery Inc., ("Peters") were sold for approximately $5.4 million, including a mortgage note of $1.0 million, due in five years, and an estimated $1.5 million in deferred payments based on the future sales of the Peters business. On May 7, 1999, the Company completed the divestiture of Diehl Machines, Inc. ("Diehl") for approximately $3.7 million. On January 25, 1999, the Company sold the operating assets of Bach Simpson, Ltd. for approximately $0.6 million. The Company retained ownership of Bach Simpson, Ltd.'s building and leases it to the buyer. With respect to all of the foregoing divestitures, the purchaser assumed certain liabilities of the seller.

     On June 11, 1998, the Company completed its divestiture of CEGF for approximately $12.2 million. The net pre-tax book gain of $6.1 million had been recorded and included as "Equity in (loss) income of operations to be disposed of" on the accompanying Consolidated Statement of Operations for the year ended December 31, 1998.

Note 5.  DISCONTINUED OPERATIONS AND OPERATIONS TO BE DISPOSED OF

     On December 31, 1997, the Board of Directors approved a plan to dispose of the Company's previously reported Machinery Manufacturing segment. The businesses included as "Discontinued Operations" are Airtronics, Beehive, Bach-Simpson, Ltd., Diehl, and Peters. The divestiture of Beehive was completed in July of 1997, the sale of Bach Simpson, Ltd. closed on January 25, 1999, Diehl was sold on May 7, 1999, Peters was sold on September 24, 1999 and Airtronics was sold on December 27, 1999.

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

                                 For the Year Ended December 31,
                                  2000      1999          1998
                                 ------    -------       ------
                                      (Thousands of Dollars,
                                      Except Per Share Data)

Net sales                        $   -     $10,025       $23,349

Loss before income taxes         $   -     $(1,722)      $     -
Income tax benefit                   -         (22)            -
                                 -----     -------       -------
Net loss                         $   -     $(1,700)      $     -
                                 =====     =======       ========

Net loss per share - Basic       $   -     $ (0.20)      $     -
                                 =====     =======       ========

Net loss per share - Diluted     $   -     $ (0.17)      $     -
                                 =====     =======       ========

     In connection with the previously mentioned divestiture plan, the Board of Directors also approved the disposal of a portion of the Company's previously reported Distribution and Service segment and one of the Company's equity investments. These businesses are reported as "Operations to be Disposed Of" and include CEGF, Savannah Energy Systems Company ("SESCO") and the Company's equity investment in Sahlman Holding Company, Inc. ("Sahlman"). The Company believes that Sahlman and SESCO will be fully divested during the year ending December 31, 2001.

     The historical operating results of "Operations to be Disposed Of" have been segregated as "Equity in (loss) income of operations to be disposed of" on the accompanying Consolidated Statements of Operations for all periods presented. The related assets and liabilities have been separately identified on the Consolidated Balance Sheets as "Net current assets or Net noncurrent assets of operations to be disposed of". The operating financial data for the year ended December 31, 1998 includes a net pre-tax gain of $6.1 million offset partially by a pre-tax impairment of $2.8 million relating to the reduction in the book value of SESCO (see Note 12).

     Selected financial data for Operations to be Disposed Of, is summarized as follows:


                                               For the Year Ended December 31,
                                                   2000      1999      1998
                                                  ------    ------    ------
                                                    (Thousands of Dollars,
                                                    Except Per Share Data)

Net sales                                         $3,690    $3,900    $6,297

(Loss) income before income taxes                 $ (992)   $ (206)   $3,144
Income tax (benefit) expense                        (350)      (72)    1,069
                                                  ------    ------    ------
Net (loss) income                                 $ (642)   $ (134)   $2,075
                                                  ======    ======    ======

Net (loss) income per share - Basic               $(0.07)   $(0.02)   $ 0.25
                                                  ======    ======    ======

Net (loss) income per share - Diluted             $(0.07)   $(0.01)   $ 0.25
                                                  ======    ======    ======


Net assets held for sale for "Operations to be Disposed Of" are valued in accordance with SFAS No. 121, "Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," lower of cost or estimated proceeds less cost to sell, as follows:


                                                            December 31,
                                                           2000      1999
                                                          -------   -------
                                                        (Thousands of Dollars)

Current assets                                            $ 1,997   $ 2,005
Current liabilities                                        (1,056)   (1,268)
                                                          -------   -------
 Net current assets of operations to be disposed of       $   941   $   737
                                                          =======   =======

Noncurrent assets                                         $16,471   $15,898
Noncurrent liabilities                                          -         -
                                                          -------   -------
 Net noncurrent assets of operations to be disposed of    $16,471   $15,898
                                                          =======   =======

Note 6.  EARNINGS PER SHARE

     The Company's diluted earnings per share were calculated using the treasury stock method in accordance with the SFAS No. 128, "Earnings Per Share." The basic and diluted earnings per share calculations are as follows:

                                            For the Year Ended December 31,
                                            -------------------------------
                                                 2000     1999      1998
                                               -------   -------   -------
                                                      (In Thousands,
                                                  Except Per Share Data)

Basic EPS:
 (Loss) income from continuing operations      $(5,458)  $12,155   $13,082

 (Loss) from discontinued operations                 -    (1,700)        -
                                               -------   -------   -------
  Net (Loss) income                            $(5,458)  $10,455   $13,082
                                               =======   =======   =======

Shares - Basic                                   8,404     8,366     8,290

Per-share amount - Basic:
 Continuing operations                         $ (0.65)  $  1.45   $  1.58
 Discontinued operations                             -     (0.20)        -
                                               -------   -------   -------
 Total - Basic                                 $ (0.65)  $  1.25   $  1.58
                                               =======   =======   =======

Effect of potentially dilutive securities:
 Options                                             -        82       152
 Preferred interest                                  -     1,567         -

Diluted EPS:
 (Loss) income from continuing operations      $(5,458)  $12,155   $13,082
 Preferred interest, net of tax                      -     1,678         -
 (Loss) from discontinued operations                 -    (1,700)        -
                                               -------   -------   -------
  Net (Loss) income                            $(5,458)  $12,133   $13,082
                                               =======   =======   =======

Shares - Diluted                                 8,404    10,015     8,442

Per-share amount - Diluted:
 Continuing operations                         $ (0.65)  $  1.38   $  1.55
 Discontinued operations                             -     (0.17)        -
                                               -------   -------   -------
 Total - Diluted                               $ (0.65)  $  1.21   $  1.55
                                               =======   =======   =======


     Rights to purchase one common share of stock for $35 for each common share of stock held were not included in the computation of diluted EPS because the rights are not exercisable and rights' exercise price was greater than the average price of the common shares (see Note 11).

Note 7.  INVESTMENTS IN UNCONSOLIDATED AFFILIATES

     Sahlman Holding Company, Inc.
     -----------------------------

     At December 31, 2000, the Company owns 30,000 shares of common stock, a 43% interest, of Sahlman, which consists of several subsidiaries engaged in the business of harvesting shrimp off the coast of South and Central America and shrimp farming in Nicaragua. As of December 31, 2000 and 1999 the investment balance was $6,927 and $6,988, respectively. The investment is currently classified as Noncurrent assets of Operations to be Disposed of in the consolidated financial statements (See Note 5).

Note 8.  DEBT

     On December 11, 1998, the Company amended and restated its unsecured revolving credit agreement (the "Credit Agreement") agented by Bank of America, with LaSalle National Bank acting as the managing agent. The Credit Agreement provided for borrowings of up to $215.0 million. On March 22, 2000, the Company amended ("Second Amendment") this agreement and lowered the borrowing level to $185.0 million.

     On October 27, 2000, the Company further amended the Credit Agreement. The Credit Agreement provides for borrowings of up to $16.8 million under its Facility A commitment expiring June 30, 2001 and $161 million under its Facility B commitment expiring December 11, 2001. As part of the amendment, the Company agreed to grant the lenders under the Credit Agreement a security interest in all of its and its subsidiaries' assets on March 31, 2001, if certain events had not occurred before that date. A security interest would not be required to be granted if (1) on or before February 28, 2001, a letter of intent (satisfactory to the bank group) existed for the sale of (i) the Company as a whole or (ii) one or more of its material subsidiaries if the Company demonstrates that following such sale the Company would be in compliance with a specified leverage ratio, or (2) the Company is in compliance with certain covenants at pre-amendment ratio levels. The Company was not able to meet the requirements to avoid granting security interest and, accordingly, has granted security interests on the assets of the Company and its subsidiaries to the bank group. The security interests include liens on all tangible assets of U.S. operations, including mortgages on owned real property and leaseholds, as well as stock pledges from foreign subsidiaries. Concurrent with the granting of security interests in Company assets, the bank group has agreed to waive compliance with covenant ratio levels established in the October 27, 2000 amendment for the quarter ended March 31, 2001, and which extend to June 30, 2001. This action is included in a waiver and Fourth Amendment to the Credit Agreement, dated as of March 30, 2001.

     As discussed in Note 3, Katy has entered into an agreement for the Recapitalization. If the Recapitalization occurs, the borrowings under the Credit Agreement will be repaid, and Katy will incur new borrowings in the form of a secured term loan and a revolving line of credit, agented by Bankers Trust. The Term Loan is expected to have a final maturity date of five years after the closing of the Recapitalization and to be in an original principal amount of $40.0 million. Quarterly amortization is expected to be required in aggregate annual amounts of $8.0 million. The Revolving Credit Facility is expected to have a final maturity date of five years after the closing date and be in an original amount of up to $110.0 million (subject to certain borrowing base limits). All extensions of credit to the Company would be secured by a first priority perfected security interest in and lien upon the capital stock of each material domestic subsidiary (66% of the capital stock of each material foreign subsidiary), and all present and future material assets and properties of the Company. Availability of loans and letters of credit under the Revolving Credit Facility would be subject to a borrowing base determined by eligible inventory and accounts receivable. Customary financial covenants would apply. The obligation of Bankers Trust to provide such financing, which runs to KKTY and not to the Company, is subject to a number of conditions precedent, including, without limitation, the consummation of the sale of Hamilton, the approval by the shareholders of the authorization and issuance of the convertible preferred stock, and the absence of any material adverse change in the business of the Company or in the financing and credit facility syndication markets. Bankers Trust also reserves the right unilaterally to adjust the terms of the credit facility, including the maturity, to the extent necessary to achieve syndication. There can be no assurance that such financing will be available on terms the Company finds attractive or at all.

     The infusion of $40.0 million of preferred equity capital under the Recapitalization, along with proceeds from the sale of Hamilton, will significantly de-leverage the Company. If the Recapitalization is not completed, Katy could experience a number of negative consequences, including, but not limited to, default on the Credit Agreement. In the event the Recapitalization is not consummated, Katy intends to go forward with the sale of Hamilton, as well as with the sale of Thorsen Tools, and possibly other Company assets and operating divisions and seek to refinance its existing credit agreement on a secured basis so as to provide additional time in which to restructure its operations. Management believes that, in the current market environment, a substantial risk exists that, if the Recapitalization is not consummated on a timely basis, the Company will be unable to obtain further waivers of defaults under its current credit facility in the future and that the Company will be unable to obtain, on reasonable terms or at all, financing necessary to replace its current credit facility.

     Letters of credit totaling $2.2 million were outstanding at December 31, 2000.

Debt at December 31 includes:                            2000        1999
                                                      ---------    --------
                                                      (Thousands of Dollars)
Revolving loans payable, interest at various LIBOR
 Rates (7.41% - 8.75%), due through 2002, unsecured   $ 133,000    $150,000
Real estate and chattel mortgages, with interest
  at fixed rates (7.14%), due through 2013                  838         902
   Less current maturities                             (133,067)        (67)
                                                      ---------    --------
                                                      $     771    $150,835
                                                      =========    ========

Aggregate scheduled maturities of debt are as follows (thousands of dolars):

                 2001                                       $133,067
                 2002                                             72
                 2003                                            699
                                                            --------
                Total                                       $133,838
                                                            ========

     All of the debt under the Credit Agreement is re-priced to current rates at frequent intervals. Therefore, its fair value approximates its carrying value at December 31, 2000.

Note 9.  RETIREMENT BENEFIT PLANS

     Pension and Other Postretirement Plans
     --------------------------------------

     Several domestic subsidiaries have pension plans covering substantially all of their employees. These plans are noncontributory, defined benefit pension plans. The benefits to be paid under these plans are generally based on employees' retirement age and years of service. The companies' funding policies, subject to the minimum funding requirements of the applicable U.S. or foreign employee benefit and tax laws, are to contribute such amounts as determined on an actuarial basis to provide the plans with assets sufficient to meet the benefit obligations. Plan assets consist primarily of fixed income investments, corporate equities and government securities. The Company also provides certain health care and life insurance benefits for some of its retired employees.


                                      Pension Benefits            Other Benefits
                                      2000       1999             2000      1999
                                     ------    -------          -------   -------
                                                 (Thousands of dollars)
Change in benefit
 obligation:
Benefit obligation at
 beginning of year                   $1,861    $ 3,530          $ 1,420   $ 2,064
Service cost                            121        157               13        16
Interest cost                           139        105              181        97
Actuarial (gain)/loss                    17         74             1078      (676)
Effect of sale                            -     (1,737)             (14)      (14)
Benefits paid                          (150)      (268)            (250)      (67)
                                     ------    -------          -------   -------
Benefit obligation at end
 of year                              1,988      1,861            2,428     1,420

Change in plan assets:
Fair value of plan assets
 at beginning of year                 2,145      4,049                -         -
Actuarial return on plan
 assets                                  33        296                -         -
Employer contribution                    90        135              264        67
Effect of sale                            -     (2,067)               -         -
Benefits paid                          (150)      (268)            (264)      (67)
                                     ------    -------          -------   -------
Fair value of plan asset
 at end of year                       2,118      2,145                -         -

Reconciliation of
 prepaid(accrued) benefit
 cost:
Funded status                           131        284           (2,428)   (1,420)
Unrecognized net actuarial
 (gain)/loss                            565        436               31    (1,047)
Unrecognized prior service
 cost                                     -          -               19        24
Unrecognized net
 transition
 asset/(obligation)                      44         52                -         -
                                     ------    -------          -------   -------
Prepaid/(Accrued) benefit
 cost                                   740        772           (2,378)   (2,443)

Components of net periodic
 benefit cost:
Service cost                            121        157               13        16
Interest cost                           139        105              181        97
Expected return on plan
 assets                                (171)      (102)               -         -
Amortization of net
 transition asset                         8         (6)               -         -
Amortization of prior
 service cost                             -          -                5         5
Amortization of net
 gain/(loss)                             26         23                -       (91)
Curtailment/settlement
 recognition                              -       (343)               -         -
                                     ------    -------          -------   -------
Net periodic benefit cost            $  123    $  (166)         $   199   $    27
                                     ======    =======          =======   =======

Assumptions as of December
 31:
Discount rates                        7-7.5%     7-7.5%               7%        7%
Expected return on plan
 assets                               7-7.5%     7.5-8%               0%        0%
Assumed rates of
 compensation increases                 0-5%       0-5%               -         -
Impact of one-percent
 increase in health care
 trend rate:
Increase in accumulated
 postretirement benefit
 obligation                                                     $    81   $   176
Increase in service cost
 and interest cost                                              $     -   $     5


Impact of one-percent
 decrease in health care
 trend rate:
Decrease in accumulated postretirement
 benefit obligation                                             $    65   $   143
Decrease in service cost and
 interest cost                                                  $     -   $     4


     The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation as of December 31, 2000 was 5% decreasing to 4.5% in 2001, after which it remains constant.

     In addition to the plans described above, in 1993 the Company's Board of Directors approved a retirement compensation program for certain officers and employees of the Company and a retirement compensation arrangement for the Company's then Chairman and Chief Executive Officer. The Board approved a total of $3.5 million to fund such plans. This amount represented the best estimate of the obligation that vested immediately upon Board approval and is to be paid for services rendered to date. The Company had $2.2 million accrued at December 31, 2000 for this obligation.

     401(k) Plans
     ------------

     The Company offers its employees the opportunity to voluntarily participate in one of six 401(k) plans administered by the Company or one of its subsidiaries. The Company makes matching and other contributions in accordance with the provisions of the plans and, under certain provisions, at the discretion of the Company. The Company made annual matching and other contributions of $0.7 million, $0.8 million and $0.6 million in 2000, 1999 and 1998, respectively.

Note 10.  PREFERRED INTEREST OF SUBSIDIARY

     Upon the Company's purchase of the Common Interest of Contico on January 8, 1999, Newcastle retained a Preferred Interest in Contico, represented by 329 preferred units, each with a stated value of $100,000, for an aggregate stated value of $32.9 million. The Preferred Interest yields an 8% cumulative annual return on its stated value while outstanding, payable in cash. The holder of the Preferred Interest has a put option which allows, at certain times beginning on January 8, 2001, or upon the occurrence of certain events, each preferred unit to be exchangeable for 4,762 shares of Katy common stock. Upon the exercise of the put, Katy has the option to settle in cash, in lieu of delivering Katy common stock, in an amount equal to the then market value of Katy common stock multiplied by the number of shares implied by the exchange. Conversely, at any time on or after January 2, 2012, Katy may exercise a call option, requiring holders of the Preferred Interest to sell their units to Katy at the stated value. On the exercise of a put or call option, Katy must also pay to the preferred holder in cash, the accrued and unpaid Priority Return and profits allocated to the units being purchased by Katy.

     The fair value of the Preferred Interest is impacted by two factors: the rate of interest paid on the stated amount, and the market price of Katy's common stock. During 2000, market rates for similar instruments increased, which would have the effect of reducing the fair value of the Preferred Interest. Also during 2000, the value of Katy's common stock fell, which would also cause the fair value of the Preferred Interest to decrease. Upon exercise of the put option, the holder would receive 1,566,698 shares of Katy common stock, implying a value when divided into the stated value of $21.00 per share. Katy's stock closed at $17.00 on January 8, 1999, the date of the Contico acquisition, and closed at $6.00 at December 31, 2000.

     In connection with the Recapitalization, the Company has entered into an agreement with the holder of the preferred interest in its Contico subsidiary to redeem at a discount approximately half a portion of such interest. Katy will utilize $9.9 million of the proceeds from the issuance of the Convertible Preferred Stock to redeem 165 of the 329 preferred units outstanding for a purchase price of $60,000 per unit. The holder will retain approximately 50% of the preferred interest, or a stated value of $16.4 million. Consummation of this redemption is conditioned on consummation of the Recapitalization.

     In addition, the holder of the preferred interest has a right to require the Company, upon a Change in Control, to purchase the preferred interest for cash equal to stated value (or to exchange the preferred holder's units for shares of Katy common stock), plus accrued but unpaid Priority Return and profits allocated to units. The holder of the preferred interest has acknowledged that consummation of the Recapitalization would not constitute such a Change in Control and has agreed with Katy to redeem at a discount approximately half of such interest, as described in the preceding paragraph. Also, subject to the Recapitalization occurring, the Agreement governing the put option will be amended to among other things change the circumstances in which the holder of the preferred interest can exercise its put option and the consideration payable upon such exercise.

Note 11.  STOCKHOLDERS' EQUITY

     Share Repurchase
     ----------------

     On February 26, 2000, the Company's Board of Directors authorized management to spend up to $5.0 million over a twelve month period for the repurchase of Katy common stock in the open market. During this twelve month period, the Company repurchased 24,800 shares of Katy common stock at a total cost of $262,000 and an average stock price of $10.49.

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

     Stockholder Rights Plan
     -----------------------

     In January 1995, the Board of Directors adopted a Stockholder Rights Plan and distributed one right for each outstanding share of the Company's common stock. Each right entitles the stockholder to acquire one share of the Company's common stock at an exercise price of $35, subject to adjustment. The rights are not and will not become exercisable unless certain change of control events occur. As of December 31, 2000, there are 8,394,758 rights outstanding, of which none are exercisable.


     Stock Purchase Plan for Key Employees and Directors
     ---------------------------------------------------

     In 1994, the Board of Directors approved the Stock Purchase Plan for Key Employees and Directors ("Stock Purchase Plan"). Under the Stock Purchase Plan, shares of the Company's common stock, held in the treasury, were reserved for issuance at a purchase price equal to 65% (50% in certain cases) of the market value of the shares as determined based upon the offering period established by the Compensation Committee of the Board of Directors. As of December 31, 2000, 83,000 common shares had been issued at prices ranging from $6.17 to $8.02 per share. There has been no activity in this plan since 1996, and the Plan has been terminated during 2000.

     Proceeds from the sale of these shares consisted of cash or notes receivable due on demand but no later than sixty months from date of purchase with an interest rate equal to the Federal Short-Term Funds Rate. The Company is holding the shares as collateral for all notes receivable. Further, these shares cannot be sold until 24 months from the date of purchase provided the notes have been repaid. Notes receivable from plan participants are included in the Consolidated Balance Sheets under the caption "Accumulated other adjustments".

     Restricted Stock Grant
     ----------------------

     During 2000, 1999 and 1998, the Company issued restricted stock grants in the amount of 3,000, 45,100 and 37,800 shares, respectively, to certain key employees of the Company. These stock grants vest over a three-year period, of which 25% vested immediately upon distribution. As a result of these transactions, the Company has recognized compensation expense for 2000, 1999 and 1998 in the amount of $391,000, $539,000 and $162,000, respectively.

     Director Stock Grant
     --------------------

     During 2000, 1999 and 1998, the Company granted all non employee Directors 500 shares of Company common stock as part of their compensation. The total grant to the Directors for the years ended December 31, 2000, 1999 and 1998 was 4,000, 4,500 and 4,000 shares, respectively.

     Stock Options and Stock Appreciation Rights
     -------------------------------------------

     At the 1998 Annual Meeting, the Company's stockholders approved the 1997 Long-Term Incentive Plan (the "1997 Incentive Plan"), authorizing the issuance of up to 875,000 shares of Company common stock pursuant to the grant or exercise of stock options, including incentive stock options, nonqualified stock options, stock appreciation rights ("SARs"), restricted stock, performance units or shares and other incentive awards. The Compensation Committee of the Board of Directors administers the Incentive Plan and determines to whom awards may be granted, the type of award as well as the number of shares of Company common stock to be covered by each award, and the terms and conditions of such awards. The exercise price of stock options granted under the 1997 Incentive Plan cannot be less than 100 percent of the fair market of such stock on the date of grant. The restricted stock grants in 1999 and 1998 referred to above were made under the 1997 Incentive Plan. Related to the 1997 Incentive Plan, the Company granted SARs as described below.

     Two hundred four thousand and seventy-three (204,473) SARs become exercisable at any time after the earliest that (a) up to and including July 22, 2001, the Company's average closing stock price over a 45 calendar day period has equaled or exceeded $39.125 per share; or (b) up to and including January 22, 2005, the Company's average closing stock price over a 45 calendar day period has equaled or exceeded $53.80 per share. In addition, in the event that goal (a) above is met, only 50% of the SARs thus vested will be immediately exercisable, with, 25% exercisable upon the first anniversary of the performance vesting date, and 25% exercisable upon the second anniversary of the performance vesting date. In addition, 163,579 SARs become exercisable at such time up to and including January 22, 2005, the Company's average closing stock price over a 45-calendar day period has equaled or exceeded $53.80 per share. All SARs which have met the performance goals above, as the case may be, will expire December 9, 2007. As a result of the underlying stock price, no compensation expense was recorded in 2000 or 1999 related to these SARs.

     The 1997 Incentive Plan also provides that in the event of the Change in Control of the Company, as defined below, (i) any SARs and stock options outstanding as of the date of the Change in Control which are neither exercisable or vested will become fully exercisable and vested (the payment received upon the exercise of the SARs shall be equal to the excess of the fair market value of a share of the Company's Common Stock on the date of exercise over the grant date price multiplied by the number of SARs exercised); (ii) the restrictions applicable to restricted stock will lapse and such restricted stock will become free of all restrictions and fully vested; and (iii) all performance units or shares will be considered to be fully earned and any other restrictions will lapse, and such performance units or shares will be settled in cash or stock, as applicable, within 30 days following the effective date of the Change in Control. For purposes of subsection (iii), the payout of awards subject to performance goals will be a pro rata portion of all targeted award opportunities associated with such awards based on the number of complete and partial calendar months with the performance period which had elapsed as of the effective date of the Change in Control. The Compensation Committee will also have the authority, subject to the limitations set forth in the 1997 Incentive Plan, to make any modifications to awards as determined by the Compensation Committee to be appropriate before the effective date of the Change in Control.

     For purposes of the 1997 Incentive Plan, "Change in Control" of the Company means, and shall be deemed to have occurred upon, any of the following events:
(a) any person (other than those persons in control of the Company as of the effective date of the 1997 Incentive Plan, a trustee or other fiduciary holding securities under an employee benefit plan of the Company or a corporation owned directly or indirectly by the stockholders of the Company in substantially the same proportions as their ownership of stock of the Company) becomes the beneficial owner, directly or indirectly, of securities of the Company representing 30 percent or more of the combined voting power of the Company's then outstanding securities; or (b) during any period of two (2) consecutive years (not including any period prior to the effective date), the individuals who at the beginning of such period constitute the Board of Directors (and any new director, whose election by the Company's stockholders was approved by a vote of at least two-thirds of the directors then still in office who either were directors at the beginning of the period or whose election or nomination for election was so approved), cease for any reason to constitute a majority thereof; or (c) the stockholders of the Company approve: (i) a plan of complete liquidation of the Company; or (ii) an agreement for the sale or disposition of all or substantially all the Company's assets; or (iii) a merger, consolidation, or reorganization of the Company with or involving any other corporation, other than a merger, consolidation, or reorganization that would result in the voting securities of the Company outstanding immediately prior thereto continuing to represent at least 50 percent of the combined voting power of the voting securities of the Company (or such surviving entity) outstanding immediately after such merger, consolidation, or reorganization. It is not anticipated that the Recapitalization will result in such a change in control.

     At the 1995 Annual Meeting, the Company's stockholders approved the Long-Term Incentive Plan (the "1995 Incentive Plan") authorizing the issuance of up to 500,000 shares of Company common stock pursuant to the grant or exercise of stock options, including incentive stock options, nonqualified stock options, SARs, restricted stock, performance units or shares and other incentive awards to executives and certain key employees. The Compensation Committee of the Board of Directors administers the 1995 Incentive Plan and determines to whom awards may be granted, the type of award as well as the number of shares of Company common stock to be covered by each award and the terms and conditions of such awards. The exercise of stock options granted under the 1995 Incentive Plan cannot be less than 100 percent of the fair market value of such stock on the date of grant. Stock options granted pursuant to the 1995 Incentive Plan generally vest in four equal annual installments from the date of grant and generally expire 10 years after the date of grant. In the event of a Change in Control of the Company, awards granted under the 1995 Incentive Plan are subject to substantially similar provisions to those described under the 1997 Incentive Plan. The definition of Change in Control of the Company under the 1995 Incentive Plan is substantially similar to the definition described under the 1997 Incentive Plan. The Compensation Committee has only granted awards of stock options under the 1995 Incentive Plan.

     At the 1995 Annual Meeting, the Company's stockholders approved the Non-Employee Directors Stock Option Plan (the "Directors' Plan") authorizing the issuance of up to 200,000 shares of Company common stock pursuant to the grant or exercise of nonqualified stock options to outside directors. The Board of Directors administers the Directors' Plan. The exercise price of stock options granted under the Directors' Plan is equal to the fair market value of the Company's common stock on the date of grant. Stock options granted pursuant to the Directors' Plan are immediately vested in full on the date of grant and generally expire 10 years after the date of grant.

     The following table summarizes option activity under each of the 1997 Incentive Plan, 1995 Incentive Plan and the Directors' Plan:

                                                                           Weighted
                                                                            Average      Weighted
                                                                           Remaining      Average
                                                                          Contractual    Exercise
                                               Options   Exercise Price      Life          Price
                                               --------  ---------------  -----------    --------
Outstanding at December 31, 1997               483,400    $ 8.50 - 19.56  8.5 years       $11.99

Granted                                         16,000    $        18.13                  $18.13
Exercised                                      (19,436)   $ 8.50 - 13.19                  $11.31
Canceled                                        (8,864)   $ 8.50 - 19.56                  $12.74
                                               -------

Outstanding at December 31, 1998               471,100    $ 8.50 - 19.56  7.6 years  $12.21

Granted                                        222,100    $ 9.88 - 17.00             $13.65
Exercised                                      (20,650)   $ 8.50 - 13.19             $12.22
Canceled                                       (16,700)   $13.19 - 19.56             $14.40
                                               -------

Outstanding at December 31, 1999               655,850    $ 8.50 - 19.56  7.6 years  $12.64

Granted                                        166,000    $ 9.63 - 10.50             $10.33
Exercised                                       (4,500)   $8.50  -  9.25             $ 9.00
Canceled                                       (53,550)   $ 8.50 - 19.56             $13.86
                                               -------

Outstanding at December 31, 2000               763,800    $ 8.50 - 19.56  7.2 years  $12.07
                                               =======


Vested and Exercisable at December 31, 2000    479,700                               $12.27
                                               =======

     The following table summarizes information about stock options outstanding at December 31, 2000:

                                           Options Outstanding                                    Options Exercisable
                      -----------------------------------------------------------------------------------------------------------
                                             Weighted-Average
 Range of Exercise    Number Outstanding        Remaining          Weighted-Average     Number Exercisable     Weighted-Average
       Prices           at 12/31/00         Contractual Life       Exercise Price         at 12/31/00          Exercise Price
- ---------------------------------------------------------------------------------------------------------------------------------
  $8.50  -   9.88         252,800                  6.47                $ 9.32               175,200                $ 9.09
  $12.69 -  13.57         368,200                   7.5                 11.96               228,200                 13.02
  $16.13 -  17.00         118,300                   7.9                 16.90                54,175                 16.78
  $18.13 -  19.56          24,500                  7.25                 18.74                22,125                 18.66
                      -----------------------------------------------------------------------------------------------------------
                          763,800                  7.19                $12.07               479,700                $12.27
                      ===========================================================================================================

     The Company applies APB No. 25, "Accounting for Stock Issued to Employees" and related Interpretations in accounting for stock options. SFAS No. 123, "Accounting for Stock-Based Compensation" was issued and, if fully adopted by the Company, would change the method for recognition of expense related to option grants to employees. Under SFAS No. 123, cost is based upon the fair value of each option at the date of grant using an option-pricing model that takes into account as of the grant date the exercise price and expected life of the option, the current price of the underlying stock and its expected volatility, expected dividends on the stock and the risk-free interest rate for the expected term of the option. Had compensation cost been determined based on the fair value method of SFAS No. 123, the Company's net income (loss) and earnings (loss) per share would have been reduced to the pro forma amounts indicated below. The weighted average fair values of options granted in 2000, 1999 and 1998 and were $5.02, $7.19 and $5.67 respectively.

     The fair value of each option grant is estimated on the date of grant using the binomial option-pricing model with the following assumptions: dividend yield of 3.16%, 2.25% and 1.65% for the periods 2000, 1999, and 1998 respectively; expected volatility ranging from 17.8% to 47.1% for all grants, risk-free interest rates ranging from of 4.66% to 6.92% for all grants; and expected lives of five years for all grants.

                                                      2000     1999      1998
                                                    -------   -------  -------
                                                    (In Thousands, Except Per
                                                            Share Data)

Net (loss) income as reported                       $(5,458)  $10,455  $13,082
                                                    =======   =======  =======
Net (loss) income - pro forma                       $(5,970)  $ 9,993  $12,762
                                                    =======   =======  =======

(Loss) earnings per share as reported - Basic       $ (0.65)  $  1.25  $  1.58
                                                    =======   =======  =======
(Loss) earnings per share - pro forma - Basic       $ (0.71)  $  1.19  $  1.54
                                                    =======   =======  =======

(Loss) earnings per share as reported - Diluted     $ (0.65)  $  1.21  $  1.55
                                                    =======   =======  =======
(Loss) earnings per share - pro forma - Diluted     $ (0.71)  $  1.17  $  1.52
                                                    =======   =======  =======

     The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts.

Note 12.  WASTE-TO-ENERGY FACILITY

     The Company owns a waste-to-energy facility, SESCO, in Savannah, Georgia. SESCO is under contract with the Resource Recovery Development Authority ("the Authority") of the City of Savannah ("the City") to receive and dispose of the City's solid waste through 2007. The contract provides for minimum levels of SESCO's disposal fee income to be used to retire the $50.7 million of industrial revenue bonds issued by the Authority of the City to finance construction of the plant.

     In substance, the City desired a solid waste disposal and resource recovery facility, issued bonds to finance construction of the facility, and contracted SESCO to construct, operate and maintain the facility. In return for its services, it was intended that the Company would receive a reasonable profit on the facility upon the termination of the various agreements. SESCO is obligated to perform under the various agreements. SESCO is therefore merely the operator of the facility and has not recorded the cost of the facility or the obligations related to its construction in its Consolidated Financial Statements.

     Under terms of the contract, SESCO made contributions to the Authority totaling $9.2 million. In consideration for these contributions, the waste-to-energy facility will revert to the Company, subject to collateral agreements under the bond indentures, when the service agreement expires. The Company is not required to make any additional payments to the Authority. SESCO has made capital expenditures to improve the operating facility which have been accounted for as deferred expenses. Deferred expenses, net of impairment, are being amortized through 2007 (see Note 5).

     During 1998, Katy evaluated the carrying value of SESCO. Continued operating and cash flow losses combined with the efforts to dispose of SESCO led to the Company's determination to conduct such review. Accordingly, during the fourth quarter of 1998, Katy adjusted the carrying value of SESCO's long-lived assets to their estimated fair value, resulting in a pre-tax impairment of $2.8 million. The estimated fair value was based upon comparable asset values and anticipated future cash flows discounted at a rate commensurate with the risk involved.

     SESCO is one of the "Operations to be Disposed Of" included in the previously reported Divestiture and Reorganization Plan. SESCO's historical operating results have been segregated as "Equity in (loss) income of operations to be disposed of" on the accompanying Consolidated Statements of Operations for the years ended December 31, 2000, 1999 and 1998. During and prior to the first quarter of 2001, Katy engaged in discussions with third parties regarding potential arrangements that would allow Katy to turn over operation of the facility to one of the aforementioned parties.

Note 13.  INCOME TAXES

     The domestic and foreign components of income (loss) before income taxes, exclusive of distribution on preferred interest in subsidiary, are:

                                                                                                   2000        1999         1998
                                                                                                 -------      -------      -------
                                                                                                      (Thousands of Dollars)
  Domestic
     Continuing                                                                                  $(8,459)     $14,075      $19,179
     Discontinued                                                                                      -        2,087            -
                                                                                                 -------      -------      -------
  Total domestic                                                                                 $(8,459)     $16,162      $19,179
                                                                                                 =======      =======      =======
  Foreign
     Continuing                                                                                  $ 2,690      $ 2,975      $   642
     Discontinued                                                                                      -       (3,809)           -
                                                                                                 -------      -------      -------
   Total foreign                                                                                 $ 2,690      $  (834)     $   642
                                                                                                 =======      =======      =======
   Total worldwide                                                                               $(5,769)     $15,328      $19,821
                                                                                                 =======      =======      =======

   The components of the net (benefit) provision for income taxes are:

                                                                                                   2000        1999         1998
                                                                                                 -------      -------      -------
Continuing operations:                                                                                  (Thousands of Dollars)
   Current:
    Federal                                                                                      $(4,899)     $(2,108)     $ 4,240
    State                                                                                            168          228          590
    Foreign                                                                                          624        1,761          285
                                                                                                 -------      -------      -------
     Total                                                                                       $(4,107)     $  (119)     $ 5,115
                                                                                                 -------      -------      -------
   Deferred:
    Federal                                                                                      $   326        1,369        1,585
    State                                                                                            368          758          171
    Foreign                                                                                          470          306         (132)
                                                                                                 -------      -------      -------
     Total                                                                                         1,164        2,433        1,624
                                                                                                 -------      -------      -------
   Total continuing operations                                                                   $(2,943)     $ 2,314      $ 6,739
                                                                                                 =======      =======      =======
Discontinued operations:
    Federal                                                                                      $     -      $   730      $     -
    State                                                                                              -           33            -
    Foreign                                                                                            -         (785)           -
                                                                                                 -------      -------      -------
     Total                                                                                             -          (22)           -
                                                                                                 -------      -------      -------
   Net (benefit from) provision for income taxes                                                 $(2,943)     $ 2,292      $ 6,739
                                                                                                 =======      =======      =======

     The total income tax provision for continuing operations differed from the amount computed by applying the statutory federal income tax rate to pre-tax income from continuing operations. The computed amount and the differences for the years ended December 31, 2000, 1999 and 1998 were as follows:

                                                                                                   2000        1999         1998
                                                                                                 -------      -------      -------
                                                                                                       (Thousands of Dollars)
   (Benefit) provision for income taxes at statutory rate                                        $(2,019)     $ 5,968      $ 6,937
   Revision of prior years' tax estimates                                                            206       (2,750)           -
   State income taxes, net of federal benefit                                                        477          906          476
   Foreign tax rate differential                                                                     (43)         (40)          10
   Amortization of negative goodwill                                                                (596)        (596)        (596)
   Benefit of net operating loss carry-forwards                                                        -            -          (66)
   Other, net                                                                                        (47)        (271)         (22)
                                                                                                 -------      -------      -------
      (Benefit) provision for income taxes from continuing operations                            $(2,022)     $ 3,217      $ 6,739
   Distribution on preferred interest of subsidiary                                                 (921)        (903)
                                                                                                 -------      -------      -------
      Net (benefit) provision for income taxes from continuing operations                        $(2,943)     $ 2,314      $ 6,739
                                                                                                 =======      =======      =======

     The tax effects of significant items comprising the Company's net deferred tax liability as of December 31, 2000 and 1999 are as follows:

                                                         2000      1999
                                                       -------   -------
                                                    (Thousands of Dollars)
Deferred tax liabilities:
 Difference between book and tax basis of property     $12,550   $ 5,605

 Waste-to-energy facility                               17,079    17,598
 Inventory costs                                         1,658     1,070
 Undistributed earnings of equity investees              1,531     1,538
                                                       -------   -------
                                                       $32,818   $25,811
                                                       -------   -------
Deferred tax assets:
 Allowance for doubtful receivables                      1,429     1,501
 Accrued expenses and other items                       10,888    11,285
 Operating loss carry-forwards - domestic                9,017     2,499
 Operating loss carry-forwards - foreign                   663     1,503
 Tax credit carry-forwards                               2,502       686
                                                       -------   -------
                                                       $24,499   $17,474
 Less valuation allowance                               (4,106)   (3,203)
                                                       -------   -------
                                                       $20,393   $14,271
                                                       -------   -------
  Net deferred income tax liability                    $12,425   $11,540
                                                       =======   =======

     The caption entitled "Revision of prior years' tax estimates," as shown in the table above, includes amounts for the reversal of reserves which the Company no longer believes are necessary, other changes in prior year tax estimates and changes in valuation allowances with respect to deferred income tax assets

     The Company has approximately $16.6 million of United States federal net operating loss carry-forwards which will expire in 2020 if not utilized prior to that time. The remainder of the Company's domestic and foreign net operating loss carry-forwards primarily relate to certain U.S. operating subsidiaries, including SESCO, and the Company's Canadian operations, respectively, and primarily can only be used to offset income from these operations. The Company's Canadian subsidiaries have Canadian net operating loss carry-forwards of approximately $1.8 million at December 31, 2000 that expire in the years 2002 through 2007. SESCO has state net operating loss carry-forwards of $49.8 million at December 31, 2000 that expire in the years 2003 through 2019. The tax credit carry-forwards relate to United States federal minimum tax credits of $1.0 million that have no expiration date, general business credits of $77,000 that expire in 2020, and foreign tax credit carryovers of $1.5 million that expire in the years 2002 through 2005.

     The valuation allowance relates to domestic state and foreign net operating loss carry-forwards of SESCO and the Company's Canadian operations, respectively, the tax benefits from which may not be realized. The valuation allowance also relates to foreign tax credits from the Company's foreign operations, the tax benefits from which may not be realized. The valuation allowance increased $0.9 million during the year ended December 31, 2000, due to uncertainties as to the Company's ability to timely utilize its available foreign tax credits.


Note 14.  LEASE OBLIGATIONS:

     The Company has entered into noncancelable leases for manufacturing and data processing equipment and real property with lease terms of up to ten years. Future minimum lease payments as of December 31, 2000 are as follows:

                                         (Thousands of Dollars)
     2001                                       $11,980
     2002                                        11,145
     2003                                        10,765
     2004                                        10,015
     2005                                         8,692
     Later years                                 19,898
                                                -------
       Total minimum payments                   $72,495
                                                =======


     Rental expense for 2000, 1999 and 1998 for operating leases was $13.3 million, $13.2 million and $5.1 million, respectively.

Note 15.  RELATED PARTY TRANSACTIONS:

     In connection with the Contico acquisition on January 8, 1999, Katy entered into building leases with Newcastle. Newcastle is majority-owned by Lester I. Miller, who was appointed to Katy's Board of Directors on January 8, 1999, and who resigned as a director in September 2000. Also, several additional properties utilized by Contico are leased directly from Lester I. Miller. Rental expense for these properties approximates market rates. Related party rental expense for the year ending December 31, 2000 was approximately $1.5 million.

     The Company paid Newcastle $2.6 million of preferred dividends for the year ended December 31, 2000 (see Note 10).

Note 16.  INDUSTRY SEGMENTS AND GEOGRAPHIC INFORMATION:

     The Company is a manufacturer and distributor of a variety of industrial and consumer products, including sanitary maintenance supplies, coated abrasives, stains, electrical and electronic components, and nonpowered hand tools. Principal markets are in the United States, Canada, and Europe and include the sanitary maintenance, restaurant supply, retail, electronic, automotive, and computer markets. These activities are grouped into two industry segments: Electrical/Electronics and Maintenance Products. During 2000, Katy had several large customers in the mass merchant/discount/home improvement retail markets. One customer, Wal Mart/Sam's Club, accounted for 13% of consolidated net sales while two other customers approached 10% of net sales. A significant loss of business at any of these retail outlets would have an adverse impact on the Company's results. In 1998, Katy had one major customer in its Electrical/Electronics segment that accounted for approximately $46.7 million or 14% of the Company's consolidated annual sales. On November 4, 1998, the Company announced that this major customer withdrew its commitment to purchase electric corded products from Woods near the end of 1998.

     The table below and the narrative that follows, summarize the key factors in the year-to-year changes in operating results.

                                  Years Ended December 31,
                               -------------------------------
                                 2000        1999       1998
                               --------    --------   --------
                                   (Thousands of dollars)
Electronics Group
- -----------------
 Net external sales            $187,497    $204,180   $230,927
 Net intercompany sales          64,793      59,992     32,103
 Income from operations [a]       8,055       8,303     14,839
 Operating margin                   4.3%        4.1%       6.4%
 Identifiable assets            111,476     133,890    126,362
 Depreciation and amortization    2,800       2,557      1,652
 Capital expenditures             1,709       3,434      7,348

Maintenance Products Group
- --------------------------
 Net external sales            $365,752    $361,761   $111,388
 Net intercompany sales           9,062      11,141      6,389
 Income from operations [a]      10,298      29,458      8,401
 Operating margin                   2.8%        8.1%       7.5%
 Identifiable assets            299,292     318,906    110,317
 Depreciation and amortization   20,638      17,065      3,779
 Capital expenditures            11,732      16,936      2,725

Operations to be Disposed Of
- ----------------------------
 Net external sales            $  3,690    $  3,900   $  6,297
 Net intercompany sales               -           -          -
 (Loss) from operations            (880)       (190)    (3,262)
 Operating (deficit)              (23.8%)      (4.9%)     (7.3%)
 Identifiable assets             20,638      17,903     17,680
 Equity investment                6,927       6,988      7,034
 Depreciation and amortization      116           5      1,009
 Capital expenditures               755         429      5,126

Discontinued Operations
- -----------------------
 Net external sales            $      -    $ 10,025   $ 23,349
 Net intercompany sales               -           -        146

 Income (loss) from operations                    -         (191)         1,663
 Operating margin (deficit)                       -         (1.9%)          7.1%
 Identifiable assets                              -            -         16,975
 Depreciation and amortization                    -          454            631
 Capital expenditures                             -           80            547

Corporate
- ---------
 Corporate expenses [a]                    $  9,258     $  9,990       $  7,965
 Identifiable assets                         17,488       22,405         24,535
 Depreciation and amortization                   44           91             91
 Capital expenditures                             -          187            175

Company
- -------
 Net external sales [b]                    $556,939     $579,866       $371,961
 Net intercompany sales                      73,855       71,133         38,638
 Income from operations [b]                   8,215       27,390         13,676
 Operating margin [b]                           1.5%         4.7%           4.4%
 Identifiable assets [b]                    446,724      493,104        295,869
 Depreciation and amortization [b]           23,598       20,172          7,162
 Capital expenditures                        14,196       21,066         15,921

[a] Salaries and related costs for certain executive officers were included in Maintenance Products and Electrical/Electronics in 1998, but have been included in Corporate Expense in 2000 and 1999. These amounts were approximately $1.3 million in 2000, $1.5 million in 1999 and $1.4 million in 1998.

[b] Company balances include amounts from both "Discontinued Operations" and "Operations to be Disposed Of" in the consolidated financial statements for 2000, 1999, and 1998. The "Income (loss) from operations" for "Discontinued Operations" has been recorded in the line item "(Loss) from operations of discontinued businesses (net of tax)" on the 1999 Consolidated Statement of Operations.

     The Company follows accounting principles generally accepted in the United States in preparing its segment information. The following tables reconcile the Company's total revenues, operating income and assets to the Company's Consolidated Statements of Operations and Consolidated Balance Sheets.

                                                                  2000       1999       1998
                                                                --------   --------   --------
                                                                    (Thousands of Dollars)
Revenues
 Total revenues for reportable segments                         $630,794   $650,999   $410,599
 Elimination of inter-company revenues                           (73,855)   (71,133)   (38,638)
 Revenues included in Equity in (income) loss
  of operations to be disposed of                                 (3,690)    (3,900)    (6,297)
 Revenues included in discontinued operations                          -    (10,025)   (23,349)
                                                                --------   --------   --------

 Total consolidated revenues                                    $553,249   $565,941   $342,315
                                                                ========   ========   ========

Operating Income
 Total operating income for reportable segments                 $  8,215   $ 27,390   $ 13,676
 Operating loss included in Equity in loss
  of operations to be disposed of                                    880        190        462
  Loss from impairment of assets                                       -          -      2,800
 Operating (income) loss included in discontinued operations           -        191     (1,663)
                                                                --------   --------   --------

 Total consolidated operating income                            $  9,095   $ 27,771   $ 15,275
                                                                ========   ========   ========

Total Assets
 Total assets for reportable segments                           $446,724   $493,104
 Liabilities included in Net current and Net noncurrent

  assets of operations to be disposed of                          (1,057)    (1,268)
                                                                --------   --------

 Total consolidated assets                                      $445,667   $491,836
                                                                ========   ========

     Export sales of products, primarily to Canada, Mexico, Europe, and the Far East, were $16.6 million, $17.9 million and $19.6 million, in 2000, 1999 and 1998, respectively.

     The Company operates businesses in the United States and foreign countries. The operations for 2000, 1999 and 1998 of businesses within major geographic areas are summarized as follows:


                                    United   Canada/            Far East &
                                    States   Mexico    Europe     Other     Consolidated
                                   --------  -------  --------  ----------  ------------
                                                  (Thousands of Dollars)

2000:

Sales to unaffiliated customers    $464,491  $52,538   $31,285      $4,935      $553,249
                                   ========  =======   =======      ======      ========
Operating income                   $  4,074  $ 3,262   $   856      $  903      $  9,095
                                   ========  =======   =======      ======      ========
Identifiable assets                $396,003  $24,908   $24,678      $   78      $445,667
                                   ========  =======   =======      ======      ========

1999:

Sales to unaffiliated customers    $478,105  $52,957   $31,002      $3,877      $565,941
                                   ========  =======   =======      ======      ========
Operating income                   $ 20,670  $ 3,881   $ 2,834      $  386      $ 27,771
                                   ========  =======   =======      ======      ========
Identifiable assets                $441,054  $29,055   $21,727      $    -      $491,836
                                   ========  =======   =======      ======      ========

1998:

Sales to unaffiliated customers    $298,572  $35,876   $ 5,246      $2,621      $342,315
                                   ========  =======   =======      ======      ========
Operating income                   $ 12,539  $ 1,852   $   626      $  258      $ 15,275
                                   ========  =======   =======      ======      ========
Identifiable assets                $261,309  $31,866   $     -      $    -      $293,175
                                   ========  =======   =======      ======      ========

     Net sales for each geographic area include sales of products produced in that area and sold to unaffiliated customers, as reported in the Consolidated Statements of Operations.


Note 17.  CONTINGENT LIABILITIES

     In December 1996, Banco del Atlantico, a bank located in Mexico, filed a lawsuit against Woods, and certain past and then present officers and directors and former owners of Woods, alleging that the defendants participated in a violation of the Racketeer Influenced and Corrupt Organizations Act involving allegedly fraudulently obtained loans from Mexican banks, including the plaintiff, and "money laundering" of the proceeds of the illegal enterprise.
All of the foregoing is alleged to have occurred prior to the Company's purchase of Woods. The plaintiff also alleges that it made loans to an entity controlled by certain officers and directors based upon fraudulent representations. The plaintiff seeks to hold Woods liable for its alleged damage under principles of respondeat superior and successor liability. The plaintiff is claiming damages in excess of $24.0 million and is requesting treble damages under the statutes. The defendants have filed a motion, which has not been ruled on, to dismiss this action on jurisdictional grounds. Because the litigation is still in preliminary stages, it is not possible at this time for the Company to determine an outcome or reasonably estimate the range of potential exposure. The Company may have recourse against the former owner of Woods and others for, among other things, violations of covenants, representations and warranties under the purchase agreement through which the Company acquired Woods, and under state, federal and common law. In addition, the purchase price under the purchase agreement may be subject to adjustment as a result of the claims made by Banco del Atlantico. The extent or limit of any such recourse cannot be predicted at this time.

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

     The Company and certain of its current and former direct and indirect corporate predecessors, subsidiaries and divisions have been identified by the United States Environmental Protection Agency, state environmental agencies and private parties as potentially responsible parties ("PRPs") at a number of hazardous waste disposal sites under the Comprehensive Environmental Response, Compensation and Liability Act ("Superfund") or equivalent state laws and, as such, may be liable for the cost of cleanup and other remedial activities at these sites. Responsibility for cleanup and other remedial activities at a Superfund site is typically shared among PRPs based on an allocation formula. Under the federal Superfund statute, parties could be held jointly and severally liable, thus subjecting them to potential individual liability for the entire cost of cleanup at the site. Based on its estimate of allocation of liability among PRPs, the probability that other PRPs, many of whom are large, solvent, public companies, will fully pay the costs apportioned to them, currently available information concerning the scope of contamination, estimated remediation costs, estimated legal fees and other factors, the Company has recorded and accrued for indicated environmental liabilities in the aggregate amount of approximately $3.1 million at December 31, 2000. The ultimate cost will depend on a number of factors and the amount currently accrued represents management's best current estimate of the total cost to be incurred. The Company expects this amount to be substantially paid over the next one to four years.

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

     2. During 1995, the Company reached agreement with the Oregon Department of Environmental Quality ("ODEQ") as to a cleanup plan for PCB contamination at the Medford, Oregon facility of the former Standard Transformer division of American Gage. The agreement required the Company to pay $1.3 million of the first $2.0 million in cleanup costs. Those funds were expended in 1998. Another former occupant of the site, Balteau Standard, Inc. was responsible for the remaining $0.7 million of the first $2.0 million and the next $0.5 million in cleanup costs above the $2.0 million. The parties are now sharing equally in cleanup costs. Katy believes the cleanup plan has been successful and has requested that the ODEQ inspect and approve the remediation work. Katy has received such approval with respect to a portion of the cleanup plan. Further monitoring of groundwater and testing and cleanup of adjacent property may be required before approval can be obtained with respect to the remainder of the plan. Pending such approval, the liability of Katy and its subsidiary cannot be determined at this time.

     Although management believes that these actions individually and in the aggregate are not likely to have a material adverse effect on the Company, further costs could be significant and will be recorded as a charge to operations when such costs become probable and reasonably estimable.


Note 18:  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED):

Quarterly results of operations have been affected by unusual or infrequently occurring items as discussed below.


2000                                              1st Qtr   2nd Qtr     3rd Qtr    4th Qtr
- ----                                             --------  --------    --------   --------
                                               (Thousands of Dollars, Except Per Share Data)
Net sales                                        $134,008  $134,485    $144,973   $139,783
                                                 ========  ========    ========   ========

Gross profit                                     $ 41,771  $ 38,288    $ 38,808   $ 35,067
                                                 ========  ========    ========   ========


Income (loss) from continuing operations         $    645  $ (1,282)   $ (2,546)  $ (2,275)

Discontinued operations                                 -         -           -          -
                                                 --------  --------    --------   --------

Net income (loss)                                $    645  $ (1,282)   $ (2,546)  $ (2,275)
                                                 ========  ========    ========   ========

Earnings (loss) per share - Basic
 Continuing operations                           $   0.08  $  (0.15)   $  (0.30)  $  (0.28)
 Discontinued operations                                -         -           -          -
                                                 --------  --------    --------   --------
 Net income                                      $   0.08  $  (0.15)   $  (0.30)  $  (0.28)
                                                 ========  ========    ========   ========

Earnings (loss) per share - Diluted
 Continuing operations                           $   0.07  $  (0.15)   $  (0.30)  $  (0.28)
 Discontinued operations                                -         -           -          -
                                                 --------  --------    --------   --------
 Net income (loss)                               $   0.07  $  (0.15)   $ ( 0.30)  $  (0.28)
                                                 ========  ========    ========   ========


1999                                              1st Qtr   2nd Qtr     3rd Qtr    4th Qtr
- ----                                             --------  --------    --------   --------

Net sales                                        $126,429  $129,394    $145,548   $164,570
                                                 ========  ========    ========   ========

Gross profit                                     $ 40,144  $ 41,300    $ 46,570   $ 46,545
                                                 ========  ========    ========   ========

Income from continuing operations                $  1,490  $    198    $  4,308   $  6,159

Discontinued operations                                 -         -           -     (1,700)
                                                 --------  --------    --------   --------

Net income                                       $  1,490  $    198    $  4,308   $  4,459
                                                 ========  ========    ========   ========

Earnings per share - Basic
 Continuing operations                           $   0.18  $   0.02    $   0.52   $   0.73
 Discontinued operations                                -         -           -      (0.20)
                                                 --------  --------    --------   --------
 Net income                                      $   0.18  $   0.02    $   0.52   $   0.53
                                                 ========  ========    ========   ========

Earnings per share - Diluted
 Continuing operations                           $   0.18  $   0.02    $   0.48   $   0.66
 Discontinued operations                                -         -           -      (0.17)
                                                 --------  --------    --------   --------
 Net income                                      $   0.18  $   0.02    $   0.48   $   0.49
                                                 ========  ========    ========   ========

   During the fourth quarter 2000, the Company recorded a pretax charge of $1.1 million in unusual items. These items include, $0.5 million of restructuring charges (see Note 19), a ($0.3) million reduction in the Contico LIFO inventory reserve, the receipt of ($0.5) million of previously reserved note receivables and inventory impairments of $0.5 million and $0.9 million at GC Waldom and Wilen respectively.

   During the third quarter 2000, the Company recorded a pretax charge of $3.9 million in unusual items. These items include $2.2 million in restructuring charges primarily at Corporate and its Maintenance segment, (see Note 19), an $0.8 million product recall at Woods and a $0.9 million increase to its LIFO inventory reserve at Contico.

   During the fourth quarter of 1999, the Company recorded a pre-tax gain of $0.8 million from the collection of previously reserved notes, a pre-tax charge of $1.0 million to increase the LIFO inventory reserve and a pre-tax charge of $0.6 million relating to the potential sale of Electrical/Electronics segment and other restructuring. During the second quarter, a $0.6 million restructuring charge was recorded relating to the elimination of 22 management positions in the Electrical/Electronics Segment (see Note 19). In addition, the Company reversed $2.8 million of income tax liabilities in the fourth quarter of 1999 as a result of the closure for audit purposes of certain tax years (see
Note 13).

Note 19. RESTRUCTURING CHARGE

   During the third and fourth quarters of 2000, the Company implemented a workforce reduction that reduced headcount by approximately 90. Employees affected were primarily in general and administrative functions, with the largest number of affected employees coming from the Maintenance Products Segment.

   The workforce reduction included severance and related costs for certain employees. Total severance and related costs were $2.5 million pre-tax, which are included as selling, general and administrative expenses in the consolidated statements of operations. Approximately 56% of these costs were paid through the end of the fourth quarter of 2000.

   During the second quarter of 1999, the Company undertook a restructuring of the Electrical/Electronics businesses, which included severance and related costs for certain employees. Approximately 22 employees accepted severance packages. Total severance and related costs were $0.6 million, which are included in selling, general and administrative costs on the Consolidated Statement of Operations. All of these costs were paid through the end of the fourth quarter of 1999.

Severance expenses are included in selling, general and administrative expenses line item in the Consolidated Statements of Operations. As of December 31, 2000 accrued severance totaled $1.1 million which will be paid through the year 2009. The table below summarizes this future obligation:

                                              (Thousands of Dollars)
                2001                                   584
                2002                                   180
                2003                                   180
                2004                                    55
                2005                                    55
                Thereafter                              22
                                                     -----
                     Total payments                  1,076
                                                     =====

Item 9. CHANGES IN AND DISAGREEMENTS WITH INDEPENDENT AUDITORS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable

                                    Part III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding the directors of Katy is incorporated herein by reference to the information set forth under the section entitled "Election of Directors" in the 2001 Proxy Statement.

Information regarding executive officers of Katy is incorporated herein by reference to the information set forth under the section entitled "Information Concerning Directors and Executive Officers" in the 2001 Proxy Statement.

Item 11.  EXECUTIVE COMPENSATION

Information regarding compensation of executive officers is incorporated herein by reference to the information set forth under the section entitled "Executive Compensation" in the 2001 Proxy Statement.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information regarding beneficial ownership of stock by certain beneficial owners and by management of Katy is incorporated by reference to the information set forth under the section "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" in the 2001 Proxy Statement.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding certain relationships and related transactions with management is incorporated herein by reference to the information set forth under the section entitled "Executive Compensation" in the 2001 Proxy Statement.

                                    Part IV
                                    -------

Item 14.  FINANCIAL STATEMENTS, SCHEDULES, EXHIBITS AND REPORTS ON FORM 8-K
- ---------------------------------------------------------------------------

(a)  1.  Financial Statement Schedules
     ---------------------------------

     The financial statement schedule filed with this report is listed on the "Index to Financial Statement Schedules."

     2.  Exhibits
     ------------

     The exhibits filed with this report are listed on the "Exhibit Index."

(b)  Reports on Form 8-K
     -------------------

     None


                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 30, 2001                               KATY INDUSTRIES, INC.
                                                         Registrant


                                                    /S/ Robert M. Baratta
                                                   -----------------------
                                                      Robert M. Baratta
                                           President and Chief Executive Officer

                               POWER OF ATTORNEY

     Each person signing below appoints Robert M. Baratta and Stephen P. Nicholson, or either of them, his attorneys-in-fact for him in any and all capacities, with power of substitution, to sign any amendments to this report, and to file the same with any exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of this 17th day of March, 2000.

Signature                     Title
- ---------                     -----

/S/ Jacob Saliba              Chairman of the Board and Director
- ----------------
Jacob Saliba



/S/ Robert M. Baratta         President, Chief Executive Officer and Director
- ---------------------         (Principal Executive Officer)
Robert M. Baratta



/S/ Stephen P. Nicholson      Vice President, Finance and Chief Financial
- ------------------------      Officer (Principal Financial and Accounting
Stephen P. Nicholson          Officer)



/S/ Arthur R. Miller          Executive Vice President, Electrical/Electronics,
- --------------------          General Counsel and Director
Arthur R. Miller



/S/ William F. Andrews        Director
- ----------------------
William F. Andrews



/S/ Amelia M. Carroll         Director
- ---------------------
Amelia M. Carroll



/S/ Daniel B. Carroll         Director
- ---------------------
Daniel B. Carroll



/S/ Wallace E. Carroll, Jr.   Director
- ---------------------------
Wallace E. Carroll, Jr.



/S/ Charles W. Sahlman        Director
- ----------------------
Charles W. Sahlman

/S/ Glenn W. Turcotte         Director
- ---------------------
Glenn W. Turcotte

INDEX TO FINANCIAL STATEMENT SCHEDULES

                                                                        Page
                                                                        ----

Independent Accountants' Reports                                         57
Schedule II - Valuation and Qualifying Accounts                          58
Independent Auditors' Consent                                            62

    All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the Consolidated Financial Statements of Katy or the Notes thereto.

           INDEPENDENT ACCOUNTANTS' REPORT ON SUPPLEMENTAL SCHEDULE

TO KATY INDUSTRIES, INC.:

We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements of Katy Industries, Inc. as of December 31, 2000 and 1999, and for the three years in the period then ended included in this Form 10-K and have issued our report thereon dated March 30, 2001. Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The supplemental schedule listed in Item 14 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.



ARTHUR ANDERSEN LLP

Denver, Colorado
March 30, 2001

                     KATY INDUSTRIES, INC. AND SUBSIDIARIES
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                 YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                            (Thousands of Dollars)

                                      Balance at   Additions                                        Balance
                                      Beginning   Charged to     Write-offs        Other            at End
Description                            of Year     Expense     to the Reserve   Adjustments         of Year
- -----------                           ----------  ----------   --------------   ------------        -------
Year ended December 31, 2000:

Reserve for doubtful accounts:
 Trade receivables                    $    1,120  $      847   $         (543)  $         54        $ 1,478
 Current notes and other
  accounts receivable                          0           -                -              -              0

 Long-term notes receivable                1,000           -                -              -          1,000
                                      ----------  ----------   --------------   ------------        -------

                                      $    2,120  $      847   $         (543)  $         54        $ 2,478
                                      ==========  ==========   ==============   ============        =======

Year ended December 31, 1999:

Reserve for doubtful accounts:
 Trade receivables                    $      963  $      463   $         (942)  $        636  [a]   $ 1,120
 Current notes and other
  accounts receivable                        198           -                -           (198) [a]         0

 Long-term notes receivable                2,452           -                -         (1,452) [a]     1,000
                                      ----------  ----------   --------------   ------------        -------

                                      $    3,613  $      463   $         (942)  $     (1,014)       $ 2,120
                                      ==========  ==========   ==============   ============        =======

Year ended December 31, 1998:

Reserve for doubtful accounts:
 Trade receivables                    $      857  $      382   $         (106)  $       (170) [a]   $   963
 Current notes and other
  accounts receivable                        410           -                -             48  [b]       198
                                                                                        (260) [a]

 Long-term notes receivable                2,500           -                -            (48) [b]     2,452
                                      ----------  ----------   --------------   ------------        -------

                                      $    3,767  $      382   $         (106)  $       (430)       $ 3,613
                                      ==========  ==========   ==============   ============        =======

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

                             KATY INDUSTRIES, INC.
                               INDEX OF EXHIBITS
                               DECEMBER 31, 2000

Exhibit
Number          Exhibit Title                                                                    Page
- -------         -------------                                                                    ----
 3.1            Certificate of Incorporation (incorporated by reference to Katy's                  *
                Form 10-K for year ended December 31, 1987, filed March 29, 1988).

 3.2            By-Laws (incorporated by reference to Katy's Form 8-K filed February 15, 1996).    *

 4.1            Rights Agreement dated as of January 13, 1995 between Katy and Harris Trust        *
                and Savings Bank as Rights Agent (incorporated by reference to Katy's Form
                8-K filed January 24, 1995).

 4.1a           Amendment dated as of October 31, 1996 to the Rights Agreement dated as of         *
                January 13, 1995 between Katy and Harris Trust and Savings Bank as Rights
                Agent  (incorporated by reference to Katy's Form 8-K filed November 8, 1996).

 4.1b           Amendment dated as of January 8, 1999 to the Rights Agreement dated as of          *
                January 13, 1995 between Katy and LaSalle National Bank as Rights
                Agent  (incorporated by reference to Katy's Form 8-K filed January 15, 1999).

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

 10.8           Amended and Restated Credit Agreement dated as of December 11, 1998,               *
                filed as Exhibit 4 in 1998 10-K.

 10.4           First Amendment to Amended and Restated Credit Agreement                           *
                dated as of November 18, 1999, filed as Exhibit 4.1 to Form 10-Q for the period ended September 30, 2000.


 10.10          Second Amendment to Amended and Restated Credit Agreement                         *
                dated as of March 22, 2000, filed as Exhibit 4.2 to Form 10-Q for the period ended September 30, 2000.

 10.11          Waiver and Third Amendment to Amended and Restated Credit                         *
                Agreement dated as of October 27, 2000, filed as Exhibit 4.3 to Form 10-Q for the period ended September 30, 2000.

 21             Subsidiaries of registrant                                                       57

 23             Independent Auditors' Consent


*  Indicates incorporated by reference.