Form 10-Q
period 2001-03-31
KATY INDUSTRIES INC
filed 2001-05-15
CIK 54681

                                 United States
                      Securities and Exchange Commission
                            Washington, D.C. 20549

                                   FORM 10-Q

                       Quarterly Report Under Section 13
                or 15(d) of the Securities Exchange Act of 1934


   For Quarter Ended: March 31, 2001          Commission File Number 1-5558


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

                       Yes   X                      No _______
                           ------


      Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

               Class                           Outstanding at May 14, 2001
     Common stock, $1 par value                          8,393,908

                             KATY INDUSTRIES, INC.
                                   FORM 10-Q
                                March 31, 2001


                                     INDEX
                                     -----


                                                                                      Page
                                                                                      ----
PART I  FINANCIAL INFORMATION

         Item 1.    Financial Statements:

                    Condensed Consolidated Balance Sheets

                    March 31, 2001 and December 31, 2000 (unaudited)                     2,3

                    Condensed Consolidated Statements of Operations

                    Three Months Ended March 31, 2001 and 2000 (unaudited)                 4

                    Condensed Consolidated Statements of Cash Flows

                    Three Months Ended March 31, 2001 and 2000 (unaudited)                 5

                    Notes to Condensed Consolidated Financial Statements (unaudited)       6

         Item 2.    Management's Discussion and Analysis of Financial

                    Condition and Results of Operations                                   15


PART II  OTHER INFORMATION

         Item 1.    Legal Proceedings                                                     21

         Item 2(a). Change in Securites and Use of Proceeds                               21

         Item 6.    Exhibits and Reports on Form 8-K                                      21

         Signatures                                                                       22

         Exhibit Index                                                                    23

                         PART I FINANCIAL INFORMATION
                         ----------------------------

                         Item 1. Financial Statements
                         ----------------------------

                    KATY INDUSTRIES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            (Thousands of Dollars)
                                  (Unaudited)


                                    ASSETS
                                    ------

                                                                           March 31,       December 31,
                                                                            2001              2000
                                                                            ----              ----
CURRENT ASSETS:

   Cash and cash equivalents                                            $    5,520       $    1,810
   Accounts receivable, net                                                 72,314           84,896
   Inventories                                                              99,162          103,068
   Deferred income taxes                                                     7,544            7,544
   Other current assets                                                      5,385            5,769
   Net current assets of operations to be disposed of                        3,829              941
                                                                           -------          -------

     Total current assets                                                  193,754          204,028
                                                                           -------          -------

OTHER ASSETS:

   Cost in excess of net assets acquired                                    37,997           39,500
   Other intangibles                                                        46,329           47,214
   Miscellaneous                                                             6,411            6,900
   Net noncurrent assets of operations to be disposed of                    16,761           16,471
                                                                           -------          -------

     Total other assets                                                    107,498          110,085
                                                                           -------          -------

PROPERTIES:

   Land and improvements                                                     3,709            3,789
   Buildings and improvements                                               22,995           23,273
   Machinery and equipment                                                 168,576          166,414
                                                                           -------          -------

   Accumulated depreciation                                                (66,614)         (61,922)
                                                                           -------          -------

     Net properties                                                        128,666          131,554
                                                                           -------          -------

     Total Assets                                                         $429,918         $445,667
                                                                           =======          =======

See Notes to Condensed Consolidated Financial Statements.

                    KATY INDUSTRIES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   (Thousands of Dollars, Except Share Data)
                                  (Unaudited)

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------

                                                                           March 31,       December 31,
                                                                            2001              2000
                                                                            ----              ----
CURRENT LIABILITIES:

   Accounts payable                                                      $  46,347        $  53,553
   Accrued compensation                                                      5,847            6,038
   Accrued expenses                                                         30,499           35,483
   Accrued interest and taxes                                                2,102            3,523
   Current maturities of indebtedness                                      147,066          133,067
   Dividends payable                                                             -              629
                                                                         ---------        ---------

     Total current liabilities                                             231,861          232,293
                                                                         ---------        ---------

LONG TERM DEBT, less current maturities - Note 3                               754              771
                                                                         ---------        ---------

OTHER LIABILITIES                                                            7,015            7,609
                                                                         ---------        ---------

EXCESS OF ACQUIRED NET
   ASSETS OVER COST, Net                                                     1,365            1,792
                                                                         ---------        ---------

DEFERRED INCOME TAXES                                                       15,559           19,969
                                                                         ---------        ---------

COMMITMENTS AND CONTINGENCIES - Note 4

PREFERRED INTEREST OF SUBSIDIARY                                            32,900           32,900
                                                                         ---------        ---------

STOCKHOLDERS' EQUITY:
   Common stock, $1 par value; authorized
     25,000,000 shares; issued 9,822,204 shares                              9,822            9,822
   Additional paid-in capital                                               51,127           51,127
   Accumulated other comprehensive income                                   (4,321)          (2,757)
   Other adjustments                                                          (444)            (518)
   Retained earnings                                                       104,325          112,697
   Treasury stock, at cost, 1,428,146
     and 1,427,446 shares, respectively                                    (20,045)         (20,038)
                                                                         ---------        ---------

   Total stockholders' equity                                              140,464          150,333
                                                                         ---------        ---------

   Total liabilities and stockholders' equity                             $429,918         $445,667
                                                                         =========        =========

See Notes to Condensed Consolidated Financial Statements.

                             KATY INDUSTRIES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  THREE MONTHS ENDED MARCH 31, 2001 AND 2000
            (Thousands of Dollars, Except Share and Per Share Data)
                                  (Unaudited)

                                                                      2001                 2000
                                                                      ----                 ----
Net sales                                                           $115,635             $ 134,008

Cost of goods sold                                                    88,042                92,237
                                                                   ---------             ---------

Gross profit                                                          27,593                41,771

Selling, general and administrative expenses                          34,791                36,234
                                                                   ---------             ---------

           Operating (loss) income                                    (7,198)                5,537

Equity in loss of operations to be disposed of                        (1,620)                 (644)

Interest and other, net                                               (3,402)               (3,246)
                                                                   ---------             ---------

     (Loss) income before provision for income taxes and
      distributions on preferred interest of subsidiary              (12,220)                1,647

Benefit from (provision for) income taxes                              4,276                  (577)
                                                                   ---------             ---------

     (Loss) income before distributions on preferred
      interest of subsidiary                                          (7,944)                1,070

Distributions on preferred interest of subsidiary (net of tax)          (428)                 (425)
                                                                   ---------             ---------

Net (loss) income                                                  $  (8,372)            $     645
                                                                   =========             =========

Net (loss) income per share--Basic                                 $   (1.00)            $    0.08
                                                                   =========             =========
Net (loss) income per share--Diluted                               $   (1.00)            $    0.08
                                                                   =========             =========
Weighted average shares outstanding
           Basic                                                       8,394                 8,416
                                                                   =========             =========
           Diluted                                                     8,394                 8,426
                                                                   =========             =========

Dividends paid per share - common stock                              $ .0750               $ .0750
                                                                   =========             =========

See Notes to Condensed Consolidated Financial Statements.

                             KATY INDUSTRIES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                            (Thousands of Dollars)
                                  (Unaudited)

                                                                      2001               2000
                                                                      ----               ----
Cash flows from operating activities:
   Net (loss) income                                               $  (8,372)         $     645
   Depreciation and amortization                                       6,965              5,958
   Other, net                                                         (4,842)           (13,787)
                                                                   ---------          ---------
      Net cash flows used in operating activities                     (6,249)            (7,184)
                                                                   ---------          ---------

Cash flows from investing activities:
   Payments for purchase of subsidiaries,
    net of cash acquired                                                   -               (121)
   Capital expenditures                                               (3,360)            (4,560)
   Proceeds from sale of assets                                           18                 11
   Collections of notes receivable                                        74                 89
                                                                   ---------          ---------

      Net cash flows used in investing activities                     (3,268)            (4,581)
                                                                   ---------          ---------

Cash flows from financing activities:
   Proceeds from issuance of long-term debt,
    net of repayments                                                 13,982              4,982
   Payment of dividends                                                 (629)              (631)
   Purchase of treasury shares                                             -               (109)
   Other                                                                   -                181
                                                                   ---------          ---------

      Net cash flows provided by financing activities                 13,353              4,423
                                                                   ---------          ---------

Effect of exchange rate changes on cash and cash equivalents               7                 (3)

Net decrease in cash and cash equivalents                              3,843             (7,345)

Cash and cash equivalents, beginning of period                         2,459             10,643
                                                                   ---------          ---------

Cash and cash equivalents, end of period                               6,302              3,298

Cash of discontinued operations and
  operations to be disposed of                                           782                 31
                                                                   ---------          ---------

Cash and cash equivalents of continuing operations                 $   5,520          $   3,267
                                                                   =========          =========

See Notes to Condensed Consolidated Financial Statements.

                             KATY INDUSTRIES, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 2001

(1)   Significant Accounting Policies
      -------------------------------

Consolidation Policy
--------------------

        The condensed financial statements include, on a consolidated basis, the accounts of Katy Industries, Inc. and subsidiaries in which it has a greater than 50% interest, collectively "Katy" or the "Company". All significant intercompany accounts, profits and transactions have been eliminated in consolidation. Investments in affiliates that are not majority owned and where the Company exercises significant influence are reported using the equity method. The condensed consolidated financial statements at March 31, 2001 and December 31, 2000 and for the three month periods ended March 31, 2001 and March 31, 2000 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of financial condition and results of operations. Interim figures are subject to year end audit adjustments and may not be indicative of results to be realized for the entire year. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

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

Operations to be Disposed Of
----------------------------

        The historical operating results for the Company's investments in Savannah Energy Systems Company ("SESCO") and Sahlman Holding Company, Inc. ("Sahlman") are "Operations to be Disposed Of"and have been segregated as "Equity in loss of operations to be disposed of" on the accompanying Condensed Consolidated Statements of Operations for all periods presented. The related assets and liabilities have been separately identified on the Condensed Consolidated Balance Sheets as "Net current assets of operations to be disposed of" and "Net noncurrent assets of operations to be disposed of". During the quarter ended March 31, 2001, the Company determined that it would dispose of its investment in the Thorsen Tools business. The Company completed the sale on May 3, 2001 and, accordingly, its operating results and financial position for 2001 are reported in a manner consistent with the other "Operations to be Disposed of". Operations to be disposed of have not been segregated on the Condensed Consolidated Statements of Cash Flows.

Inventories
-----------

        The components of inventories are as follows:

                                                    March 31,       December 31,
                                                      2001             2000
                                                      ----             ----
                                                       (Thousands of Dollars)

           Raw materials                             $39,854           $ 38,736
           Work in process                             2,483              3,269
           Finished goods (net of reserves)           56,825             61,063
                                                     -------           --------
                                                     $99,162           $103,068
                                                     =======           ========

        At March 31, 2001 and December 31, 2000, approximately 37% of the Company's inventories are accounted for using the last-in, first-out ("LIFO") method of costing, while the remaining inventories were accounted for using the first-in, first-out ("FIFO") method. Current cost, as determined using the FIFO method, exceeded LIFO cost by $3.0 million at March 31, 2001 and by $1.7 million at December 31, 2000.

        New Accounting Pronouncements - In February 2001, the Financial
        -----------------------------
Accounting Standards Board ("FASB") issued a limited revision exposure draft of proposed Statement of Financial Accounting Standard ("SFAS") "Business Combinations and Intangible Assets - Accounting for Goodwill." The proposed Statement would establish a new accounting standard for goodwill acquired in a business combination. It would continue to require recognition of goodwill as an asset but would not permit amortization of goodwill as currently required by Accounting Principles Board ("APB") Opinion No. 17, "Intangible Assets." Furthermore, certain intangible assets that are not separable from goodwill will also not be amortized.

        This proposed Statement would establish a new method of testing goodwill for impairment. It would require that goodwill be separately tested for impairment using the fair-value-based approach. Entities would be required to initially apply the provisions of this proposed Statement as of the beginning of the first fiscal quarter following issuance of the final Statement. Those provisions would apply not only to goodwill arising from acquisitions completed after the issuance date of the final Statement but also to the unamortized balance of goodwill at the date of adoption. The Company has not fully evaluated the impact upon future operating results from the proposed standard. However, the terms of the proposed recapitalization (see Note 2) and the related offer price indicate that the fair value of the Company, and therefore the fair values of certain underlying assets, may be less than their current carrying values. Given these indications, it is likely that impairments of cost in excess of net assets acquired currently carried on the Company's balance sheet will be required following adoption of the proposed Statement.

Earnings Per Share
------------------

        Basic and diluted earnings per share were arrived at using the calculations outlined below. Potentially dilutive securities, in the form of stock options, have been included in the calculation of weighted average shares outstanding under the treasury stock method. Stock options were the only securities that had a dilutive impact on earnings per share for the quarters ended March 31, 2001 and 2000.

                                                                       Three Months Ended
                                                                            March 31,
                                                                            ---------
                                                          (Thousands of Dollars, Except Per Share Data)

                                                                       2001           2000
                                                                       ----            ---
           Net (loss) income                                      $ (8,372)        $   645
                                                                  ========         =======

Earnings Per Share - Basic
        Weighted Average Shares                                      8,394           8,416

        Per share amount

        Net (loss) income                                         $  (1.00)        $  0.08
                                                                  ========         =======

Effect of potentially dilutive securities
        Options                                                          -              10

Earnings Per Share - Diluted
        Weighted Average Shares                                      8,394           8,426

        Per share amount
        Net (loss) income                                         $  (1.00)        $  0.08
                                                                  =========        =======

(2) Proposed Recapitalization
    -------------------------

       On March 30, 2001, Katy announced that the Company had reached a definitive agreement with KKTY Holding Company, LLC. ("KKTY"), an affiliate of Kohlberg Investors IV, L.P. for the recapitalization of the Company (the "Recapitalization"). To effectuate the Recapitalization, KKTY would purchase from Katy not less than 400,000 shares of newly issued preferred stock, $100 par value per share (the "Convertible Preferred Stock"), convertible into not less than 5,000,000 common shares, for an aggregate purchase price of $40.0 million.

       Under the current terms of the Recapitalization, nominees for directors designated by KKTY would, if elected by Katy's shareholders, represent a majority of Katy's Board of Directors. Shareholder approval will be required to complete the Recapitalization. Accordingly, a proxy statement has been mailed to shareholders, with a vote planned at the annual meeting of shareholders.

       The Convertible Preferred Stock would be convertible at the option of the holder at any time after the earlier of 1) the fifth anniversary of the closing date of the Recapitalization, 2) board approval of a merger, consolidation or other business combination involving a change in control of the Company, or a sale of all or substantially all of the assets or liquidation of the Company, or
3) a contested election for directors of the Company nominated by KKTY. Each preferred share would be convertible into 12.5 shares of common stock, and the conversion price would be $8.00 for every share of common stock to be issued. The preferred shares would be 1) non-voting, 2) non-redeemable, except in whole, but not in part, at the Company's option not earlier than the 20th anniversary of the closing date of the Recapitalization, 3) would not participate in dividend distributions, 4) would have no preemptive rights with respect to any other securities or instruments issued by the Company, and 5) would have customary piggyback registration rights in the event of a a registration of common shares by Katy. The Convertible Preferred Stock would have a liquidation preference of $100.00 per share before any distribution could be made to common shareholders.

       Under the Recapitalization, KKTY has commenced a tender offer (the "Offer") to purchase 2,500,000 outstanding shares of Katy common stock, at $8.00 per common share, inclusive of the associated common stock rights (the "Rights") issued pursuant to the Rights Agreement, dated as of January 13, 1995, as amended. KKTY will in no event acquire more than 29.9% of the outstanding voting securities of Katy in the Offer. The obligation of KKTY to purchase shares tendered under the Offer is subject to the conditions set forth in KKTY's Offer to Purchase dated April 25, 2001, and is subject to pro rata acceptance of common shares tendered if the total number exceeds 2,500,000. The initial expiration of the Offer, terms of which are detailed in the Offer to Purchase mailed to shareholders by KKTY, is 5:00 p.m., New York City time, on Tuesday, June 5, 2001. KKTY can extend the Offer for an additional 20 days (and must extend the Offer at Katy's request if certain conditions are satisfied). However, in no event shall the Offer be extended beyond June 30, 2001.

       Katy expects to utilize funds from three sources to refinance Katy's existing obligations under its current revolving credit agreement (the "Credit Agreement"): 1) $30.0 million of proceeds from the issuance of the Convertible Preferred Stock, 2) a $150.0 million five year credit facility (the "New Credit Facility"), which would include a Term Loan Facility (the "Term Loan") and a Revolving Credit Facility, for which KKTY has entered into a commitment letter with Bankers Trust Company, which is contingent upon, among other things, closing the sale of the Convertible Preferred Stock, and 3) the sale of Hamilton Metals, L.P.("Hamilton"), a wholly owned subsidiary, for at least $20.0 million, net of retained liabilities. Katy has entered into a non-binding letter of intent with a potential buyer for a sale of substantially all of the assets of Hamilton.

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

        In connection with the Recapitalization, the Company has entered into an agreement with the holder of the preferred interest in its Contico International, LLC subsidiary to redeem at a discount approximately half of such interest, which in total has a stated value at December 31, 2000 of $32.9 million. Katy will utilize approximately $10 million of the proceeds from the issuance of the Convertible Preferred Stock for this purpose. The holder will retain approximately 50% of the preferred interest, or a stated value of $16.4 million. Consummation of this redemption is conditioned on consummation of the Recapitalization.

        Consummation of the Recapitalization is subject to a number of conditions, including: absence of a material adverse change in financial markets that results in KKTY not obtaining funding under the commitment letter with Bankers Trust; the shareholders electing KKTY's designees to Katy's Board of Directors, amending Katy's certificate of incorporation to authorize the issue of the Convertible Preferred Stock and to classify Katy's Board of Directors, and authorizing the issuance and sale of the Convertible Preferred Stock to KKTY; and Katy consummating the sale of its Hamilton subsidiary for gross proceeds in cash of at least $20.0 million, net of retained liabilities.

        On May 8, 2001, Katy announced that KKTY had advised Katy that it was re-evaluating its tender offer and proposed purchase of preferred stock in light of Katy's operating results for the first quarter and Katy's interim operating results for April 2001 (which indicated a continued shortfall from previously projected earnings before interest, taxes, depreciation and amortization). KKTY advised Katy that based on these developments, it believes one or more of the conditions to the tender offer may not be satisfied at the expiration date of the offer. Consequently, KKTY further advised the Company that it is considering alternative courses of action to be negotiated with Katy, including among other things, an increase of its proposed preferred stock investment in Katy, a decrease in the preferred stock conversion price and a decrease in the number of shares of Katy's common stock and price per share to be purchased pursuant to the tender offer.

(3) Indebtedness
    ------------

        The Company's revolving credit agreement ("Credit Agreement") provides for borrowings of up to $16.8 million under its Facility A commitment expiring June 30, 2001, and $161.0 million under its Facility B commitment expiring December 11, 2001. In accordance with terms outlined in the waiver and third amendment to the Credit Agreement dated October 27, 2000, the Company, on March 30, 2001, granted security interests on the assets of the Company and its subsidiaries to its bank group. The security interests include liens on all tangible assets of U.S. operations, including mortgages on owned real property and leaseholds, as well as stock pledges from foreign subsidiaries. Concurrent with the granting of security interests in Company assets, the bank group has agreed to waive compliance with covenant ratio levels established in the third amendment for the quarter ended March 31, 2001, and which extend up to, but do not include, June 30, 2001. This action is included in a Waiver and Fourth Amendment to the Credit Agreement, dated as of March 30, 2001.

        As discussed in Note 2, Katy has entered into an agreement for the Recapitalization. If the Recapitalization occurs, the borrowings under the Credit Agreement will be repaid, and Katy will incur new borrowings in the form of a secured term loan and a revolving line of credit, agented by Bankers Trust. The Term Loan is expected to have a final maturity date of five years after the closing of the Recapitalization and to be in an original principal amount of $40.0 million. Quarterly amortization is expected to be required in aggregate annual amounts of $8.0 million. The Revolving Credit Facility is expected to have a final maturity date of five years after the closing date and be in an original amount of up to $110.0 million (subject to certain borrowing base limits). All extensions of credit to the Company would be secured by a first priority perfected security interest in and lien upon the capital stock of each material domestic subsidiary (66% of the capital stock of each material foreign subsidiary), and all present and future material assets and properties of the Company. Availability of loans and letters of credit under the Revolving Credit Facility would be subject to a borrowing base determined by eligible inventory and accounts receivable. Customary financial covenants would apply. The obligation of Bankers Trust to provide such financing, which runs to KKTY and not to the Company, is subject to a number of conditions precedent, including, without limitation, the consummation of the sale of Hamilton, the approval by the shareholders of the authorization and issuance of the convertible preferred stock, and the absence of any material adverse change in the business of the Company or in the financing and credit facility syndication markets. Bankers Trust also reserves the right unilaterally to adjust the terms of the credit facility, including the maturity, to the extent necessary to achieve syndication. There can be no assurance that such financing will be available on terms the Company finds attractive or at all.

        The infusion of $40.0 million of preferred equity capital under the Recapitalization, along with proceeds from the sale of Hamilton, will significantly de-leverage the Company. If the Recapitalization is not completed, Katy could experience a number of negative consequences, including, but not limited to, default on the Credit Agreement. In the event the Recapitalization is not consummated, Katy intends to go forward with the sale of Hamilton, and possibly other Company assets and operating divisions and seek to refinance its existing credit agreement on a secured basis so as to provide additional time in which to restructure its operations. Management believes that, in the current market environment, a substantial risk exists that, if the Recapitalization is not consummated on a timely basis, the Company will be unable to obtain further waivers of defaults under its current credit facility in the future and that the Company will be unable to obtain, on reasonable terms or at all, financing necessary to replace its current credit facility.

(4) Commitments and Contingencies
    -----------------------------

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

(5) Industry Segment Information
    ----------------------------

        The Company is a manufacturer and distributor of a variety of industrial and consumer products, including sanitary maintenance supplies, coated abrasives, stains, and electrical and electronic components. Principal markets are in the United States, Canada and Europe, and include the sanitary maintenance, restaurant supply, retail, electronic, automotive, and computer markets. These activities are grouped into two industry segments:
Electrical/Electronics and Maintenance Products.

        The table below and the narrative, which follows, summarize the key factors in the year-to-year changes in operating results.

                                                                  Three Months Ended March 31,
                                                                  ----------------------------
                                                                   2001                 2000
                                                                   ----                 ----
                                                                      (Thousands of Dollars)
Electrical/Electronics [b]
      Net external sales                                          $32,696            $39,794
      Net intercompany sales                                        9,031             12,986
      Income from operations [c]                                   (2,641)             1,394
      Operating margin                                            (8.08%)              3.50%
      Depreciation & amortization                                     572                724
      Identifiable assets                                          97,105            124,603
      Capital expenditures                                            458                559

Maintenance Products
      Net external sales                                           82,939             94,214
      Net intercompany sales                                        3,704              2,417
      Income from operations [c]                                      503              6,278
      Operating margin                                              0.61%              6.67%
      Depreciation & amortization                                   5,452              5,213
      Identifiable assets                                         300,000            325,919
      Capital expenditures                                          2,449              3,938

Operations to be Disposed Of [b]
      Net external sales                                            3,257                830
      Net intercompany sales                                            2                  -
      Income from operations [c]                                   (1,517)              (534)
      Operating margin                                             (46.56%)           (64.34%)
      Depreciation & amortization                                     901                  5
      Identifiable assets                                          23,448             16,580
      Equity investments                                            6,793              6,845
      Capital expenditures                                            453                 63

                                                                   Three Months Ended March 31,
                                                                   ----------------------------
                                                                     2001                 2000
                                                                     ----                 ----
                                                                      (Thousands of Dollars)
Corporate
      Corporate expenses [c]                                         (5,060)             (2,135)
      Depreciation & amortization                                        40                  14
      Identifiable assets                                            12,223              15,445
      Capital expenditures                                                -                   -

Company
      Net external sales [a]                                        118,892             134,838
      Net intercompany sales                                         12,737              15,403
      Income from operations [a]                                     (8,715)              5,003
      Operating margin [a]                                            (7.33%)              3.71%
      Depreciation & amortization [a]                                 6,965               5,956
      Identifiable assets [a]                                       432,776             482,547
      Capital expenditures                                            3,360               4,560

[a] Company balances include amounts from "Operations to be Disposed of", whereas the Condensed Consolidated Financial Statements separately classify such amounts as "Operations to be Disposed of".

[b] 2001 amounts include the Thorsen Tools business, which was sold by Katy on May 3, 2001. Amounts for Thorsen Tool were included in Electrical/Electronics in 2000.

[c] See the Results of Operations section of MD&A for a further discussion of restructuring charges and unusual items.

        The following tables reconcile the Company's total revenues, operating income and assets to the Company's Condensed Consolidated Statements of Operations and Condensed Consolidated Balance Sheets.

                                                                  March 31,           March 31,
                                                                    2001                 2000
                                                                    ----                 ----
                                                                     (Thousands of Dollars)
Revenues
      Total revenues for reportable segments                          $131,629            $150,241
      Elimination of intersegment revenues                             (12,737)            (15,403)
      Revenues included in equity in loss
        of operations to be disposed of                                 (3,257)               (830)
                                                                --------------       -------------

      Total consolidated revenues                               $      115,635       $     134,008
                                                                ==============       =============


Operating Income
      Total operating income for
        reportable segments                                     $       (8,715)      $       5,003
      Operating loss included in equity in
        loss of operations to be disposed of                             1,517                 534
                                                                --------------       -------------

      Total consolidated operating income                       $       (7,198)      $       5,537
                                                                ==============       =============

                                                                    March 31,           March 31,
                                                                      2001                 2000
                                                                      ----                 ----
                                                                       (Thousands of Dollars)

Assets
      Total assets for reportable segments                          $ 432,776         $   482,547
      Liabilities included in net assets from
        operations to be disposed of                                   (2,858)               (769)
                                                                    ---------         -----------

      Total consolidated assets                                     $ 429,918         $   481,778
                                                                    =========         ===========

(6) Comprehensive (loss) income
    ---------------------------
                                                                    March 31,           March 31,
                                                                      2001                 2000
                                                                      ----                 ----
                                                                      (Thousands of Dollars)
Net (loss) income                                                   $  (8,372)          $     645
Foreign currency translation adjustments                               (1,564)               (527)
                                                                    ---------           ---------
Comprehensive (loss) income                                         $  (9,936)          $     118
                                                                    =========           =========


 (7) Restructuring Charge
     --------------------

        During the first quarter of 2001, the Company's Woods Industries division undertook a restructuring effort that involved reductions in senior management headcount as well as facilities closings. The Company closed facilities in Loogootee and Bloomington, Indiana, as well as the Hong Kong office of Katy International, a subsidiary which coordinates sourcing of products from Asia. Sixteen management and administrative employees received severance packages. Total severance and other exit costs were $0.7 million. Approximately 42% of these costs were paid through the end of the first quarter.

        During the third and fourth quarters of 2000, the Company implemented a workforce reduction that reduced headcount by approximately 90. Employees affected were primarily in general and administrative functions, with the largest number of affected employees coming from the Maintenance Products Segment.

        The workforce reduction included severance and related costs for certain employees. Total severance and related costs were $2.5 million pre-tax, which are included as selling, general and administrative expenses in the consolidated statements of operations. Approximately 70% of these costs were paid through the end of the first quarter of 2001.

        Severance expenses and exit costs are included in selling, general and administrative expenses line item in the Consolidated Statements of Operations. As of March 31, 2001, accrued severance and exit costs totaled $1.2 million which will be paid through the year 2009. The table on the following page summarizes the future obligation for the programs described:

                               (Thousands of Dollars)

     2001                                658
     2002                                180
     2003                                180
     2004                                 55
     2005                                 55
     Thereafter                           22
                                       -----
     Total payments                    1,150
                                       =====

                Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                -----------------------------------------------
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------

RESULTS OF OPERATIONS

Three Months Ended March 31, 2001
---------------------------------

        Following are summaries of sales and operating income for the three months ended March 31, 2001 and 2000 by industry segment (In thousands):

Net sales                                                                    Increase (Decrease)
---------                                                                    -------------------

                                                    2001          2000      Amount       Percent
                                                    ----           ---      ------       -------
Electrical/Electronics                           $32,696     $ 39,794      $(7,098)       (17.84)%

Maintenance Products                              82,939       94,214      (11,275)       (11.97)%

Operations to be Disposed Of                       3,257          830        2,427         292.4 %

Operating (loss) income                                                      Increase (Decrease)
-----------------------                                                      -------------------

                                                    2001          2000      Amount       Percent
                                                    ----           ---      ------       -------
Electrical/Electronics                        $   (2,641)      $ 1,394       (4,035)     (289.45)%

Maintenance Products                                 503         6,278       (5,775)      (91.99)%

Operations to be Disposed Of                      (1,517)         (534)        (983)     (184.08)%


        The Electrical/Electronics Group's sales decreased $7.1 million or 17.8%. $2.4 million of this decrease is explained by the classification of the Thorsen Tools business as Operations to be Disposed Of in 2001. Excluding this factor, sales decreased $4.7 million, or 12%, primarily due to decreased volumes in the consumer electric corded products and electrical and electronic parts and accessories businesses, partially offset by increased volumes in the precision metal business.

        The Group's operating income decreased $4.0 million primarily as a result of unusual charges related to losses on inventory associated with the exit from branded product lines ($3.3 million) at Woods Industries and as a result of costs associated with restructuring efforts ($0.7 million), also at Woods. Aside from these factors, operating income in the Electrical/Electronics group was lower by $0.4 million, driven by lower volume in the consumer electric corded businesses, but offset by higher gross margins in the precision metals business.

        Sales in the Maintenance Products Group decreased $11.3 million or 12.0%. The largest sales shortfalls were in the plastics, mop and broom, and exterior stain businesses. Sales to both retail and institutional customers were adversely affected, with general economic conditions contributing to the shortfalls.

        The Group's operating income decreased $5.8 million. The decrease is primarily due to volume-related declines in operating margins in the plastics, mop and broom, and exterior stain businesses, and price-driven margin decreases in the abrasives business. The plastics business also recorded a charge of $1.3 million to increase its LIFO inventory reserve in the first quarter of 2001.

        Sales from Operations to be Disposed Of increased due to the inclusion of the Thorsen Tools business in this segment in 2001.

        The Group's operating loss increased $983,000 primarily because of impairments recorded on Thorsen Tools' assets in connection with the sale of Thorsen Tools.

        Selling, general and administrative expenses for the Company's continuing segments increased as a percentage of sales to 30% in 2001 from 27.0% for the same period in 2000. One-time costs incurred in the corporate segment related to the Recapitalization ($2.5 million), as well as severance to the former President and CEO ($0.5 million) contributed to this increase.

        Interest and other, net increased $156,000 for the first quarter of 2001 compared to the first quarter of 2000. Amortization of capitalized debt costs was higher in 2001, while interest on outstanding borrowings was lower.

LIQUIDITY AND CAPITAL RESOURCES

        Combined cash and cash equivalents increased to $5.52 million on March 31, 2001 compared to $1.81 million on December 31, 2000. Current ratios were
0.84 to 1 at March 31, 2001 compared to 0.88 to 1 at December 31, 2000. Working capital decreased to $ (38.1) million at March 31, 2001 from $(28.3) million on December 31, 2000 primarily as a result of lower receivables and inventory. Increases in borrowings outstanding were offset by decreases in accounts payable and accrued expenses. The Company's 2001 budget called for capital expenditures of approximately $20.6 million. Katy's management evaluates capital requirements and priorities on an ongoing basis, and expects to reduce the level of capital commitments given sales and operating performance.

        At March 31, 2001, Katy had short-term indebtedness for money borrowed of $147.1 million. Total debt was 46% of total capitalization at March 31, 2001. The Company's revolving credit agreement ("Credit Agreement") provides for borrowings of up to $16.8 million under its Facility A commitment expiring June 30, 2001, and $161.0 million under its Facility B commitment expiring December 11, 2001. In accordance with terms outlined in the Waiver and Third Amendment to the Credit Agreement dated October 27, 2000, the Company, on March 30, 2001, granted security interests on the assets of the Company and its subsidiaries to its bank group. The security interests include liens on all tangible assets of U.S. operations, including mortgages on owned real property and leaseholds, as well as stock pledges from foreign subsidiaries. Concurrent with the granting of security interests in Company assets, the bank group has agreed to waive compliance with covenant ratio levels established in the third amendment for the quarter ended March 31, 2001, and which extend up to, but do not include, June 30, 2001. This action is included in a Waiver and Fourth Amendment to the Credit Agreement, dated as of March 30, 2001.

        As discussed in Note 2 to the condensed financial statements, Katy has entered into an agreement for the Recapitalization. If the Recapitalization occurs, the borrowings under the Credit Agreement will be repaid, and Katy will incur new borrowings in the form of a secured term loan and a revolving line of credit, agented by Bankers Trust. The Term Loan is expected to have a final maturity date of five years after the closing of the Recapitalization and to be in an original principal amount of $40.0 million. Quarterly amortization is expected to be required in aggregate annual amounts of $8.0 million. The Revolving Credit Facility is expected to have a final maturity date of five years after the closing date and be in an original amount of up to $110.0 million (subject to certain borrowing base limits). All extensions of credit to the Company would be secured by a first priority perfected security interest in and lien upon the capital stock of each material domestic subsidiary (66% of the capital stock of each material foreign subsidiary), and all present and future material assets and properties of the Company. Availability of loans and letters of credit under the Revolving Credit Facility would be subject to a borrowing base determined by eligible inventory and accounts receivable. Customary financial covenants would apply. The obligation of Bankers Trust to provide such financing, which runs to KKTY and not to the Company, is subject to a number of conditions precedent, including, without limitation, the consummation of the sale of Hamilton, the approval by the shareholders of the authorization and issuance of the convertible preferred stock, and the absence of any material adverse change in the business of the Company or in the financing and credit facility syndication markets. Bankers Trust also reserves the right unilaterally to adjust the terms of the credit facility, including the maturity, to the extent necessary to achieve syndication. There can be no assurance that such financing will be available on terms the Company finds attractive or at all.

        The infusion of $40.0 million of preferred equity capital under the Recapitalization, along with proceeds from the sale of Hamilton, will significantly de-leverage the Company. If the Recapitalization is not completed, Katy could experience a number of negative consequences, including, but not limited to, default on the Credit Agreement. In the event the Recapitalization is not consummated, Katy intends to go forward with the sale of Hamilton, and possibly other Company assets and operating divisions and seek to refinance its existing credit agreement on a secured basis so as to provide additional time in which to restructure its operations. Management believes that, in the current market environment, a substantial risk exists that, if the Recapitalization is not consummated on a timely basis, the Company will be unable to obtain further waivers of defaults under its current credit facility in the future and that the Company will be unable to obtain, on reasonable terms or at all, financing necessary to replace its current credit facility.

        On May 8, 2001, Katy announced that KKTY had advised Katy that it was re-evaluating its tender offer and proposed purchase of preferred stock in light of Katy's operating results for the first quarter and Katy's interim operating results for April 2001 (which indicated a continued shortfall from previously projected earnings before interest, taxes, depreciation and amortization). KKTY advised Katy that based on these developments, it believes one or more of the conditions to the tender offer may not be satisfied at the expiration date of the offer. Consequently, KKTY further advised the Company that it is considering alternative courses of action to be negotiated with Katy, including among other things, an increase of its proposed preferred stock investment in Katy, a decrease in the preferred stock conversion price and a decrease in the number of shares of Katy's common stock and price per share to be purchased pursuant to the tender offer.

ENVIRONMENTAL AND OTHER CONTINGENCIES

        The Company and certain of its current and former direct and indirect corporate predecessors, subsidiaries and divisions have been identified by the United States Environmental Protection Agency, state environmental agencies and private parties as potentially responsible parties ("PRPs") at a number of hazardous waste disposal sites under the Comprehensive Environmental Response, Compensation and Liability Act ("Superfund") or equivalent state laws and, as such, may be liable for the cost of cleanup and other remedial activities at these sites. Responsibility for cleanup and other remedial activities at a Superfund site is typically shared among PRPs based on an allocation formula. Under the federal Superfund statute, parties could be held jointly and severally liable, thus subjecting them to potential individual liability for the entire cost of cleanup at the site. Based on its estimate of allocation of liability among PRPs, the probability that other PRPs, many of whom are large, solvent, public companies, will fully pay the costs apportioned to them, currently available information concerning the scope of contamination, estimated remediation costs, estimated legal fees and other factors, the Company has recorded and accrued for indicated environmental liabilities in the aggregate amount of approximately $3.0 million at March 31, 2001. The ultimate cost will depend on a number of factors and the amount currently accrued represents management's best current estimate of the total cost to be incurred. The Company expects this amount to be substantially paid over the next one to four years.

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

        The holder of the preferred interest also has a put option which allows the holder to require the Company to purchase the preferred interest for cash upon a Change in Control (as defined in the Agreement governing the option). The holder of the preferred interest has acknowledged that consummation of the Recapitalization will not constitute such a Change in Control and has agreed with Katy to redeem at a discount approximately half of such interest. Katy will utilize $9.9 million of the proceeds from the issuance of the Convertible Preferred Stock for these purposes. The holder will retain approximately 50% of the preferred interest, or a stated value of $16.4 million. Consummation of this redemption is conditioned on consummation of the Recapitalization. Also, subject to the Recapitalization occurring, the Agreement governing the put option will be amended to, among other things, change the circumstances in which the holder of the preferred interest can exercise its put option and the consideration payable upon such exercise.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

        This proposed Statement would establish a new method of testing goodwill for impairment. It would require that goodwill be separately tested for impairment using the fair-value-based approach. Entities would be required to initially apply the provisions of this proposed Statement as of the beginning of the first fiscal quarter following issuance of the final Statement. Those provisions would apply not only to goodwill arising from acquisitions completed after the issuance date of the final Statement but also to the unamortized balance of goodwill at the date of adoption. The Company has not fully evaluated the impact upon future operating results from the proposed standard. However, the terms of the proposed recapitalization (see Note 2) and the related offer price indicate that the fair value of the Company, and therefore the fair values of certain underlying assets, may be less than their current carrying values. Given these indications, it is likely that impairments of cost in excess of net assets acquired currently carried on the Company's balance sheet will be required following adoption of the proposed statement.

OUTLOOK FOR 2001

        Net sales are expected to decrease in 2001 over 2000 (excluding the impact of lost sales as a result of the possible sale of Hamilton and the sale of Thorsen), due mainly to expected sales decreases in the consumer electric corded businesses and the mop and broom business. The Company has a significant concentration of customers in the mass-market retail, discount, and do-it-yourself market channels. The Company's ability to maintain and increase its sales levels depends in part on its ability to retain and improve relationships with these customers. The Company faces the continuing challenge of recovering costs increases for items such as raw materials given the market power of these customers.

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

        Selling, general and administrative costs are expected to improve as a percentage of sales from 2000 levels, excluding severance, restructuring, and other unusual charges. Certain cost reduction efforts were implemented during the first quarter of 2001 at Woods, including the closing of facilities and reduction of administrative and executive staff. The Company is also pursuing its strategy of developing the Katy Maintenance Group ("KMG"). This process involves bundling certain products of Continental (janitorial/sanitation business of Contico), Wilen and Glit for customers in the janitorial/sanitation markets. The new organization would allow customers to order certain products from the three companies using a single purchase order, and billing and collection would be consolidated as well. Katy is beginning the process during the first half of 2001 of transferring most back-office functions of Wilen from Atlanta to St. Louis, the headquarters of Contico/Continental. In addition to administrative efficiencies, the Company believes that combining sales and marketing efforts of the three entities will allow Katy a unique marketing opportunity to have improved delivery of both products and customer service. Katy does not expect significant financial benefits from this project in 2001, but believes it to be a key to future profitability and success of the Company. It should be noted that the Company anticipates unusual charges during 2001 for both the Woods and KMG efforts, including severance, other plant closure costs, asset impairments, and systems development costs.

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

        To improve its financial performance, the Company must reduce its cost structure and improve its production efficiency, improve its management of working capital, and grow its existing base of retail and distribution customers. The most important factors that could influence the achievement of these goals, and cause actual results to differ materially from those expressed in the forward-looking statements, include, but are not limited to the following:

        . The Company's inability to complete the Recapitalization plan discussed in the Liquidity and Capital Resources of this section, which is subject to a number of conditions and contingencies, some of which are not within the

           Company's control.

        . The Company's inability to meet covenants associated with its current Credit Agreement.

        . The Company's inability to refinance its current Credit Agreement on attractive terms or at all.

        . The Company's inability to sell certain assets to raise cash and de-leverage its financial condition.

        . Increases in the cost of, or in some cases continuation of the current price levels of, plastic resins, copper, paper board packaging and other raw materials.

        .  The Company's inability to reduce manufacturing costs.

        . The inability of the Company to achieve product price increases, especially as they relate to potentially higher raw material costs.

        . The potential impact of losing lines of business at large retail outlets in the discount and do-it-yourself markets.

        .  Competition from foreign competitors.

        . The potential impact of new distribution channels, such as e-commerce, negatively impacting the Company and its existing channels.

        . The potential impact of rising interest rates on the Company's LIBOR-based credit facility.

        . Labor issues, including union activities that require an increase in production costs or lead to a strike, thus impairing production and decreasing sales.

        . Changes in significant laws and government regulations affecting environmental compliance and income taxes.

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

Item 2(a). CHANGE IN SECURITIES AND USE OF PROCEEDS
---------------------------------------------------

          On March 30, 2001, the Company entered into the Third Amendment to the Rights Agreement dated as of January 13, 1995, as amended (the "Third Amendment") between the Company and LaSalle Bank National Association as Rights Agent. The Third Amendment has the effect of exempting the transactions contemplated by the Recapitalization from triggering the Rights Agreement.


Item 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

(a)     Exhibit
        Number   Exhibit Title
        -------  -------------

          2.1 Preferred Stock Purchase and Recapitalization Agreement, dated as of March 29, 2001, incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed April 13, 2001.

          3.1    The By-laws of the Company, as amended, filed herewith.

          4.1 Third Amendment to Rights Agreement, dated March 30, 2001, between the Company and LaSalle Bank, N.A., as Rights Agent, incorporated by reference to Exhibit (e)(3) to the Company's Solicitation/Recommendation Statement on Schedule 14D-9 filed April 25, 2001.

          10.12 Waiver and Fourth Amendment to Amended and Restated Credit Agreement dated as of March 30, 2001, filed herewith.

          10.13 Preferred Unit Repurchase Agreement, dated as of March 28, 2001, between the Company, Contico International, LLC, and Newcastle Industries, Inc., filed herewith.

          10.14 Amendment No. 1, dated as of March 28, 2001, to the Members Agreement dated as of January 8, 1999, between the Company and Newcastle Industries, Inc., filed herewith.

(b)  Reports on Form 8-K

          Current Report on Form 8-K was filed on April 13, 2001, reporting the entering into of a definitive agreement with KKTY for the Recapitalization. The proposed recapitalization was described, and the agreement, dated March 29, 2001, was filed as Exhibit 99.1.

                                  Signatures
                                  ----------

        Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        KATY INDUSTRIES, INC.
                        --------------------
                              Registrant

DATE: May 15, 2001                               By  /s/ Stephen P. Nicholson
                                                     ---------------------------
                                                     Stephen P. Nicholson
                                                     Vice President, Finance &
                                                     Chief Financial Officer

                               Index of Exhibits
                                March 31, 2001

Exhibit
Number   Exhibit Title                                                     Page
-------  -------------                                                     ----

  2.1    Preferred Stock Purchase and Recapitalization Agreement, dated     21
         as of March 29, 2001, incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed April 13,
         2001.

  3.1    The By-laws of the Company, as amended, filed herewith.            21

  4.1    Third Amendment to Rights Agreement, dated March 30, 2001,         21
         between the Company and LaSalle Bank, N.A., as Rights Agent, incorporated by reference to Exhibit (e)(3) to the Company's Solicitation/Recommendation Statement on Schedule 14D-9 filed
         April 25, 2001.

  10.12  Waiver and Fourth Amendment to Amended and Restated Credit         21
         Agreement dated as of March 30, 2001, filed herewith.

  10.13  Preferred Unit Repurchase Agreement, dated as of March 28,         21
         2001, between the Company, Contico International, LLC, and
         Newcastle Industries, Inc., filed herewith.

  10.14  Amendment No. 1, dated as of March 28, 2001, to the Members        21
         Agreement dated as of January 8, 1999, between the Company and Newcastle Industries, Inc., filed herewith.