Form 10-Q
period 2001-06-30
KATY INDUSTRIES INC
filed 2001-08-14
CIK 54681

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

                        Quarterly Report Under Section 13
                 or 15(d) of the Securities Exchange Act of 1934


         For Quarter Ended: June 30, 2001 Commission File Number 1-5558


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

                     Yes   X              No
                         ------              ----------

      Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

            Class                        Outstanding at August 14, 2001
    Common stock, $1 par value                      8,393,783

                              KATY INDUSTRIES, INC.
                                    FORM 10-Q
                                  June 30, 2001


                                      INDEX
                                      -----

                                                                            Page
                                                                            ----
PART I  FINANCIAL INFORMATION

        Item 1.   Financial Statements:

                  Condensed Consolidated Balance Sheets June 30, 2001
                  and December 31, 2000 (unaudited)                         2,3

                  Condensed Consolidated Statements of Operations Three
                  and Six Months Ended June 30, 2001 and 2000
                  (unaudited)                                                 4

                  Condensed Consolidated Statements of Stockholders'
                  Equity Six Months ended June 30, 2001 and Twelve
                  Months ended December 31, 2000 (unaudited)                  5

                  Condensed Consolidated Statements of Cash Flows Six
                  Months Ended June 30, 2001 and 2000 (unaudited)             6

                  Notes to Condensed Consolidated Financial Statements
                  (unaudited)                                                 7

        Item 2.   Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                        17

        Item 3.   Quantitative and Qualitative Discussion about
                  Market Risk                                                25

PART II OTHER INFORMATION

        Item 1.   Legal Proceedings                                          26

        Item 4.   Submission of Matters to a Vote of Security Holders        26

        Item 6.   Exhibits and Reports on Form 8-K                           27

        Signatures                                                           28

        Exhibit Index                                                        29

                          PART I FINANCIAL INFORMATION

                          Item 1. Financial Statements


                     KATY INDUSTRIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Thousands of Dollars)
                                   (Unaudited)

                                     ASSETS

                                                            June 30,    December 31,
                                                              2001         2000
                                                            ---------   ------------
CURRENT ASSETS:

    Cash and cash equivalents                               $   1,522    $   1,810
    Accounts receivable, net                                   74,037       84,896
    Inventories                                                89,023      103,068
    Deferred income taxes                                       7,800        7,544
    Other current assets                                        7,318        5,769
    Net current assets of operations to be disposed of            170          941
                                                            ---------    ---------

      Total current assets                                    179,870      204,028
                                                            ---------    ---------


OTHER ASSETS:

    Cost in excess of net assets acquired                      15,743       39,500
    Other intangibles                                          34,241       47,214
    Deferred income taxes                                       1,902         --
    Miscellaneous                                              11,487        6,900
    Net noncurrent assets of operations to be disposed of      18,038       16,471
                                                            ---------    ---------

      Total other assets                                       81,411      110,085
                                                            ---------    ---------


PROPERTIES:
    Land and improvements                                       3,711        3,789
    Buildings and improvements                                 23,203       23,273
    Machinery and equipment                                   170,387      166,414
                                                            ---------    ---------

    Accumulated depreciation                                  (73,460)     (61,922)
                                                            ---------    ---------

      Net properties                                          123,841      131,554
                                                            ---------    ---------

                                                            $ 385,122    $ 445,667
                                                            =========    =========

See Notes to Condensed Consolidated Financial Statements.

                     KATY INDUSTRIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (Thousands of Dollars, Except Share Data)
                                   (Unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                    June 30,    December 31,
                                                                      2001         2000
                                                                    ---------   ------------
CURRENT LIABILITIES:

    Accounts payable                                                $  45,985    $  53,553
    Accrued compensation                                                7,120        6,038
    Accrued expenses                                                   34,357       36,112
    Accrued interest and taxes                                          1,787        3,523
    Current maturities, long term debt                                  6,066      133,067
                                                                    ---------    ---------

      Total current liabilities                                        95,315      232,293
                                                                    ---------    ---------

LONG TERM DEBT, less current maturities - Note 4                       83,847          771
                                                                    ---------    ---------

OTHER LIABILITIES                                                       6,792        7,609
                                                                    ---------    ---------

EXCESS OF ACQUIRED NET
   ASSETS OVER COST                                                       940        1,792
                                                                    ---------    ---------

DEFERRED INCOME TAXES                                                    --         19,969
                                                                    ---------    ---------

COMMITMENTS AND CONTINGENCIES - Note 7

PREFERRED INTEREST OF SUBSIDIARY                                       16,400       32,900
                                                                    ---------    ---------

STOCKHOLDERS' EQUITY:
    Convertible Preferred Stock, $100 par value,
      authorized 1,200,000 shares, issued 700,000 shares - Note 5      65,992         --
    Common stock, $1 par value; authorized
      35,000,000 and 25,000,000 shares, respectively;
      issued 9,822,204 shares                                           9,822        9,822
    Additional paid-in capital                                         57,837       51,127
    Accumulated other comprehensive income                             (4,103)      (2,757)
    Other adjustments                                                    (373)        (518)
    Retained earnings                                                  72,709      112,697
    Treasury stock, at cost, 1,428,421
      and 1,427,446 shares, respectively                              (20,056)     (20,038)
                                                                    ---------    ---------

    Total stockholders' equity                                        181,828      150,333
                                                                    ---------    ---------

                                                                    $ 385,122    $ 445,667
                                                                    =========    =========

See Notes to Condensed Consolidated Financial Statements.

                              KATY INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
            THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000
             (Thousands of Dollars, Except Share and Per Share Data)
                                   (Unaudited)

                                                                                  Three Months               Six Months
                                                                                 Ended June 30,            Ended June 30,
                                                                             ----------------------    ----------------------
                                                                                2001        2000         2001         2000
                                                                             ---------    ---------    ---------    ---------
Net sales                                                                    $ 117,499    $ 134,617    $ 233,184    $ 268,766


Cost of goods sold                                                             100,840      107,736      199,748      212,181
                                                                             ---------    ---------    ---------    ---------

     Gross profit                                                               16,659       26,881       33,436       56,585


Selling, general and administrative                                             21,877       24,704       44,535       48,871

Impairment of long-lived assets                                                 35,111         --         35,957         --

Severance & restructuring charges                                                2,719         --          4,036         --
                                                                             ---------    ---------    ---------    ---------

         Operating (loss) income                                               (43,048)       2,177      (51,092)       7,714

Equity in income (loss) of operations
   to be disposed of                                                               210           17         (564)        (627)

Interest and other, net                                                         (3,328)      (3,510)      (6,730)      (6,756)
                                                                             ---------    ---------    ---------    ---------

         (Loss) income before provision for income taxes, distributions on preferred interest of subsidiary, and extraordinary loss on
            early extinguishment of debt                                       (46,166)      (1,316)     (58,386)         331

Benefit from (provision for) income taxes                                       16,159          460       20,435         (117)
                                                                             ---------    ---------    ---------    ---------

         (Loss) income before distributions on
            preferred interest of subsidiary and extraordinary
            loss on early extinguishment of debt                               (30,007)        (856)     (37,951)         214

Distributions on preferred interest of
   subsidiary (net of tax)                                                        (427)        (426)        (855)        (851)
                                                                             ---------    ---------    ---------    ---------

         Loss from continuing operations before extraordinary
            loss on early extinguishment of debt                               (30,434)      (1,282)     (38,806)        (637)

Extraordinary loss on early extinguishment of debt (net of tax)                 (1,182)        --         (1,182)        --
                                                                             ---------    ---------    ---------    ---------

         Net loss                                                            ($ 31,616)   $  (1,282)   ($ 39,988)   ($    637)
                                                                             =========    =========    =========    =========


Earnings per share - Basic
         Loss from continuing operations                                     ($   2.84)   ($   0.15)   ($   3.84)   ($   0.08)
         Extraordinary loss on early extinguishment of debt                      (0.14)        --          (0.14)        --
                                                                             ---------    ---------    ---------    ---------
         Net loss                                                            ($   2.98)   ($   0.15)   ($   3.98)   ($   0.08)
                                                                             =========    =========    =========    =========

Earnings per share - Diluted
         Loss from continuing operations                                     ($   2.84)   ($   0.15)   ($   3.84)   ($   0.08)

         Extraordinary loss on early extinguishment of debt                      (0.14)        --          (0.14)        --
                                                                             ---------    ---------    ---------    ---------
         Net loss                                                            ($   2.98)   ($   0.15)   ($   3.98)   ($   0.08)
                                                                             =========    =========    =========    =========

Average shares outstanding (thousands)
         Basic                                                                   8,394        8,405        8,394        8,410
                                                                             =========    =========    =========    =========
         Diluted                                                                 8,394        8,405        8,394        8,410
                                                                             =========    =========    =========    =========

Dividends paid per share - common stock                                      $   0.000    $   0.075    $   0.075    $   0.150
                                                                             =========    =========    =========    =========

See Notes to Condensed Consolidated Financial Statements.

                     KATY INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  (Thousands of dollars, except per share data)
                                   (Unaudited)

                             Convertible               Common
                           Preferred Stock             Stock                  Other                                       Compre-
                                                                 Additional  Compre- Accumulated                         hensive
                          Number of     Par    Number of    Par   Paid in    hensive    Other       Retained   Treasury   Income
                            Shares     Value    Shares     Value  Capital     Loss   Adjustments   Earnings     Stock     (Loss)
                          --------- ---------  ---------  ------- -------   -------- ------------  --------   --------   ---------
Balance, January 1, 2000         -          -  9,822,204   $9,822 $51,127   $  (434)  $(1,010)     $120,689   $(19,883)

Net loss                         -          -          -        -       -         -         -        (5,458)         -   $ (5,458)
Foreign currency
   translation
   adjustment                    -          -          -        -       -    (2,323)        -             -          -     (2,323)
                                                                                                                         --------
Comprehensive income                                                                                                     $ (7,781)
                                                                                                                         ========
Common stock dividends           -          -          -        -       -         -         -        (2,520)         -
Issuance of shares under
   Stock Option Plan             -          -          -        -       -         -         -             -         63
Other issuance of shares         -          -          -        -       -         -       492           (14)        44
Purchase of Treasury
   Shares                        -          -          -        -       -         -         -             -       (262)
                          --------   --------  ---------   ------ -------   -------   -------      --------   --------
Balance, December 31,
   2000                          -          -  9,822,204   $9,822 $51,127   $(2,757)  $  (518)     $112,697   $(20,038)
                                 -          -          -        -       -         -         -             -          -
Net loss                         -          -          -        -       -         -         -       (39,988)         -   $(39,988)
                                                                                                                         --------
Foreign currency
   translation
   adjustment                    -          -          -        -       -    (1,346)        -             -          -     (1,346)
                                                                                                                         --------
Comprehensive loss                                                                                                       $(41,334)
                                                                                                                         ========
Issuance of convertible
preferred stock            700,000     70,000          -        -       -         -         -             -          -
Direct costs related to
issuance of convertible
preferred stock                  -     (4,008)         -        -       -         -         -             -          -
Redemption of preferred
interest in subsidiary           -          -          -        -   6,710         -         -             -          -
Other issuance of shares         -          -          -        -       -         -       145             -        (18)
                          --------   --------  ---------   ------ -------   -------   -------      --------   --------
Balance, June 30, 2001     700,000   $ 65,992  9,822,204   $9,822 $57,837   $(4,103)  $  (373)     $ 72,709   $(20,056)
                          ========   ========  =========   ====== =======   =======   =======      ========   -=======


See Notes to Consolidated Financial Statements

                              KATY INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                             (Thousands of Dollars)
                                   (Unaudited)

                                                                                    2001         2000
                                                                                  ---------    ---------
Cash flows from operating activities:
   Net (loss) income                                                              $ (39,988)   $    (637)
   Depreciation and amortization                                                     12,280       11,906
   Impairment of long-lived assets                                                   35,957         --
   Net changes in assets and liabilities, other                                      (9,747)     (17,328)
                                                                                  ---------    ---------

        Net cash flows (used in) provided by
         operating activities                                                        (1,498)      (6,059)
                                                                                  ---------    ---------

Cash flows from investing activities:
   Capital expenditures                                                              (5,844)      (8,464)
   Proceeds from sale of assets                                                         194           11
   Collections of notes receivable                                                       90          127
   Proceeds from sale of subsidiaries                                                 1,576
                                                                                  ---------    ---------

        Net cash flows used in investing activities                                  (3,984)      (8,326)
                                                                                  ---------    ---------

Cash flows from financing activities:
   Net borrowings on Former Credit Agreement, prior to Recapitalization              11,300        9,965
   Repayment of borrowings under Former Credit Agreement at Recapitalization       (144,300)        --
   Proceeds on initial borrowings from New Credit Agreement at Recapitalization      93,211         --
   Net borrowings on New Credit Agreement, following Recapitalization                (4,100)        --
   Fees and costs associated with New Credit Agreement                               (6,507)        --
   Proceeds from issuance of Convertible Preferred Stock                             70,000         --
   Direct costs related to issuance of Convertible Preferred Stock                   (4,008)        --
   Redemption of preferred interest of subsidiary                                    (9,900)
   Payment of dividends                                                                (630)      (1,262)
   Purchase of treasury shares                                                         --           (262)
   Other                                                                               --             83
                                                                                  ---------    ---------

        Net cash flows provided by financing activities                               5,066        8,524
                                                                                  ---------    ---------

Effect of exchange rate changes on cash and cash equivalents                              3          (81)

Net decrease in cash and cash equivalents                                              (413)      (5,942)

Cash and cash equivalents, beginning of period                                        2,459       10,643
                                                                                  ---------    ---------

Cash and cash equivalents, end of period                                              2,046        4,701

Cash of discontinued operations and operations
   to be disposed of                                                                   (524)        (745)
                                                                                  ---------    ---------

Cash and cash equivalents of continuing operations                                $   1,522    $   3,956
                                                                                  =========    =========

See Notes to Condensed Consolidated Financial Statements.

                              KATY INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                   (Unaudited)

(1)   Significant Accounting Policies

Consolidation Policy
--------------------

         The condensed financial statements include, on a consolidated basis, the accounts of Katy Industries, Inc. and subsidiaries in which it has a greater than 50% interest, collectively "Katy" or the "Company". All significant intercompany accounts, profits and transactions have been eliminated in consolidation. Investments in affiliates that are not majority owned and where the Company does exercise significant influence are reported using the equity method. The condensed consolidated financial statements at June 30, 2001 and December 31, 2000 and for the three and six month periods ended June 30, 2001 and June 30, 2000 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of financial condition and results of operations. Interim figures are subject to year-end audit adjustments and may not be indicative of results to be realized for the entire year. The condensed consolidated financial statements and notes thereto, should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

Recently Issued Accounting Pronouncement
----------------------------------------

         In June 2001, the Financial Accounting Standards Board authorized the issuance of Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001. SFAS No. 141 requires intangible assets to be recognized if they arise from contractual or legal rights or are "separable", i.e., it is feasible that they may be sold, transferred, licensed, rented, exchanged or pledged. As a result, it is likely that more intangible assets will be recognized under SFAS No. 141 than its predecessor, APB Opinion No.16 although in some instances previously recognized intangibles will be subsumed into goodwill.


         Under SFAS No. 142, goodwill will no longer be amortized on a straight line basis over its estimated useful life, but will be tested for impairment on an annual basis and whenever indicators of impairment arise. The goodwill impairment test, which is based on fair value, is to be performed on a reporting unit level. A reporting unit is defined as an operating segment determined in accordance with SFAS No. 131 or one level lower. Goodwill will no longer be allocated to other long-lived assets for impairment testing under SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. Additionally, goodwill on equity method investments will no longer be amortized; however, it will continue to be tested for impairment in accordance with Accounting Principles Board Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. Under SFAS No. 142 intangible assets with indefinite lives will not be amortized. Instead they will be carried at the lower cost or market value and tested for impairment at least annually. All other recognized intangible assets will continue to be amortized over their estimated useful lives.

      SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 although goodwill on business combinations consummated after July 1, 2001 will not be amortized. On adoption the company may need to record a cumulative effect adjustment to reflect the impairment of previously recognized intangible assets. In addition, goodwill on prior business combinations will cease to be amortized. Had the company adopted SFAS No. 142 at January 1, 2000 the company would not have recorded a goodwill amortization charge of $1.3 million, which excludes impairments of goodwill recognized during 2001 of $33.8 million and amortization of negative goodwill of $0.9 million. The Company is unable at this time to determine the impact that these Statements will have on intangible assets at the time of adoption in the first quarter of 2002, or whether a cumulative effect adjustment will be required upon adoption. During the second quarter of 2001, the Company recorded an impairment of $33.0 million on the long-lived assets of it mop, broom and brush division, as discussed in Note 3. However, even considering this impairment, the terms of the recently completed Recapitalization indicate that the fair value of the Company may be less than the carrying value represented on the condensed consolidated balance sheets. Therefore, the Company recognizes the possibility of impairments of goodwill and certain intangibles upon adoption in the first quarter of 2002.

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

Reclassifications
-----------------

         Certain amounts from prior years have been reclassified to conform to the 2001 financial statement presentation.

         In May 2000, the Emerging Issues Task Force ("EITF), a subcommittee of the FASB, issued EITF No. 00-10 "Accounting for Shipping and Handling Fees and Costs." EITF No. 00-10 requires that amounts billed to customers related to shipping and handling costs be classified as revenue and all expenses related to shipping and handling be classified as cost of goods sold. Historically, the Company has in general classified freight out expenses and certain warehousing costs as selling costs. Net Sales, Cost of Goods Sold and Selling General and Administrative have been reclassified to effect this change. The impact of the reclassificaiton is as follows:

                                                   Three Months                        Six Months
                                                  Ended June 30,                     Ended June 30,
                                            --------------------------          -------------------------
                                                                (Thousands of dollars)
                                              2001              2000              2001             2000
                                            --------          --------          --------         --------
Sales                                           (96)             (132)             (146)            (273)
Cost of goods sold                           10,843            11,539            21,709           23,747
Selling, General and Administrative         (10,747)          (11,407)          (21,563)         (23,474)

Operations to be Disposed Of
----------------------------

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

Inventories
-----------

         The components of inventories are as follows:

                                        June 30,               December 31,
                                          2001                    2000
                                        --------               ------------
                                            (Thousands of Dollars)

              Raw materials              $35,890                $ 38,736
              Work in process              3,300                   3,269
              Finished goods              49,833                  61,063
                                         -------                --------
                                         $89,023                $103,068
                                         =======                ========

         At June 30, 2001 and December 31, 2000, 37% and 33% respectively, of the Company's inventories were accounted for using the last-in, first-out ("LIFO") method of costing, while the remaining inventories were accounted for using the first-in, first-out ("FIFO") method. Current cost, as determined using the FIFO method, exceeded LIFO cost by $3.0 million at June 30, 2001 and $1.7 million at December 31, 2000.

         During the second quarter of 2001, Katy recorded $2.1 million of inventory valuation adjustments, which resulted from the impact of lower sales or product discontinuances during the first half of 2001, and management strategies to reduce SKU's and monetize aged inventory. During the first quarter of 2001, Katy recorded $3.3 million of inventory valuation adjustments associated with the exit from the electrical licensed branded product lines.

Earnings Per Share
------------------

         Basic and diluted earnings per share were arrived at using the calculations outlined below. Potentially dilutive securities, in the form of stock options and convertible preferred stock, have been included in the calculation of weighted average shares outstanding under the treasury stock method. There was no dilutive impact on earnings for the three and six months periods ended June 30, 2001 and June 30, 2000, respectively, as a result of net losses reported for those periods.

                                                                       Three Months             Six Months
                                                                      Ended June 30,          Ended June 30,
                                                                   --------------------    --------------------
                                                                   (Thousands of Dollars, Except Per Share Data)
                                                                     2001        2000        2001       2000
                                                                   --------    --------    --------    --------
         Loss before extraordinary item                            ($30,434)   ($ 1,282)   ($38,806)   ($   637)
         Gain on early redemption of preferred interest
               of subsidiary                                          6,600        --         6,600        --
                                                                   --------    --------    --------    --------
         Loss before extraordinary item, available to
              to common shareholders                                (23,834)     (1,282)    (32,206)       (637)
         Extraordinary loss on early extinguishment
                                                                                                       --------
               of debt (net of tax)                                  (1,182)       --        (1,182)       --
                                                                   --------    --------    --------    --------
         Net loss available to common shareholders                 ($25,016)   ($ 1,282)   ($33,388)   ($   637)
                                                                   ========    ========    ========    ========

Earnings Per Share - Basic
         Weighted average shares (thousands)                          8,394       8,405       8,394       8,410

         Per share amount:
            Loss before extraordinary item                         ($  2.84)   ($  0.15)   ($  3.84)   ($  0.08)
            Extraordinary loss on early extinguishment
                 of debt                                              (0.14)       --         (0.14)       --
                                                                   --------    --------    --------    --------
              Net loss available to common shareholders            ($  2.98)   ($  0.15)   ($  3.98)   ($  0.08)
                                                                   ========    ========    ========    ========

Effect of potentially dilutive securities
              Options                                                  --          --          --          --
              Convertible Preferred Stock                              --           N/A        --           N/A

Earnings Per Share - Diluted
         Weighted average shares (thousands)                          8,394       8,405       8,394       8,410

         Per share amount:
            Loss before extraordinary item                         ($  2.84)   ($  0.15)   ($  3.84)   ($  0.08)
            Extraordinary loss on early extinguishment
                 of debt                                              (0.14)       --         (0.14)       --
                                                                   --------    --------    --------    --------
              Net loss available to common shareholders            ($  2.98)   ($  0.15)   ($  3.98)   ($  0.08)
                                                                   ========    ========    ========    ========


(2) Recapitalization

         On June 28, 2001, Katy announced that it had completed a recapitalization of the Company (referred to as the "Recapitalization"). Katy had reached a definitive agreement on June 2, 2001 with KKTY Holding Company, LLC. ("KKTY"), an affiliate of Kohlberg Investors IV, L.P. ("Kohlberg") for the recapitalization. On June 28, 2001, 1) Katy shareholders approved proposals to effectuate the transaction at their annual meeting, including classification of the board of directors into two classes with staggered terms, and 2) Katy, KKTY and a syndicate of banks agreed to a new credit facility (referred to as the"New Credit Agreement") to finance the transaction and the future operations of Katy. Under the terms of the Recapitalization, directors designated by KKTY represent a majority of Katy's Board of Directors. Pursuant to the shareholder vote at the annual meeting, four of the elected directors are considered Class I directors, and were elected for one year terms. These directors include C. Michael Jacobi, the new President and CEO, and three directors who were not designated by KKTY. Five of the elected directors are considered Class II directors, and will serve a two year term. All of the Class II directors are designees of KKTY.

         Under the terms of the Recapitalization, KKTY purchased from Katy 700,000 shares of newly issued preferred stock, $100 par value per share (referred to as the "Convertible Preferred Stock"), which is convertible into 11,666,666 common shares, for an aggregate purchase price of $70.0 million. See
Note 5, Convertible Preferred Stock, for a description of these securities. The Recapitalization allowed Katy to retire obligations it had under its former revolving credit agreement (referred to as the "Former Credit Agreement"), which was agented by Bank of America. In connection with the Recapitalization, Katy entered into a new credit facility

(referred to as the "New Credit Agreement"), agented by Bankers Trust Company.

         Also in connection with the Recapitalization, the Company entered into an agreement with the holder of the preferred interest in its Contico International, LLC subsidiary to redeem at a discount approximately half of such interest, plus accrued distributions thereon, which had a stated value prior to the Recapitalization of $32.9 million. Katy utilized approximately $10.2 million of the proceeds from the issuance of the Convertible Preferred Stock for this purpose. The difference between the amount paid on redemption and the stated value of preferred interest redeemed ($6.6 million) was recognized as increase to Additional Paid in Capital on the Condensed Consolidated Balance Sheets at June 30, 2001. The holder of the remaining preferred units will retain approximately 50% of the preferred interest, or a stated value of $16.4 million. Following is summary of the sources and uses of funds involved at the consummation of the Recapitalization:

         (Thousands of dollars)
         Sources:
         -------
         Purchase of Convertible Preferred Stock                     $ 70,000
         Borrowings under the New Credit Agreement                     93,211
                                                                     --------
                                                                     $163,211
                                                                     ========
         Uses:
         ----
         Paydown of obligations under the Former Credit Agreement $144,924 Purchase of one-half of preferred interest of subsidiary
          at a discount                                                10,222
         Certain costs associated with the recapitalization             8,065
                                                                     --------
                                                                     $163,211
                                                                     ========


(3) Impairments of Long-Lived Assets

         During the second quarter of 2001, the Company recorded an impairment of certain long-lived assets, including goodwill and certain intangible assets, of its mop, broom and brush division. The division has experienced consistently worsening operating results for a number of periods, causing the Company to evaluate the division for impairment. While the Company has plans to improve the division's performance, current sales levels and operating results do not support the pre-impairment carrying value of certain long-lived assets and would not be recoverable through forecasted future cash flows. A determination of the division's fair value was made using the income approach, specifically, a discounted cash flow analysis using the same cash flow stream used to initially determine that an impairment existed. The adjustment to record at fair value amounted to a reduction of goodwill amounting to $21.6 million and a reduction to other intangible assets of $11.4 million, for a total reduction of the division's carrying value of $33.0 million.

         Also during the second quarter of 2001, the Company recorded other impairments of property, plant and equipment totaling $2.1 million. These impairments were the result of management decisions regarding the discontinuance of utilization of certain capitalized assets. During the first quarter of 2001, the Company recorded a $0.9 million impairment on the goodwill of the Thorsen Tools business, which sold during the second quarter of 2001.

(4) Indebtedness

         In connection with the Recapitalization, Katy refinanced its outstanding debt obligations under the Former Credit Agreement with a secured, asset-based lending arrangement. The New Credit Agreement, which provides for a total borrowing facility of $140.0 million, has a $30.0 million Term Loan portion with a final maturity date of June 30, 2006, and quarterly repayments of $1,500,000, beginning September 30, 2001. The Term Loan is based on orderly liquidation values of the Company's property, plant and equipment. The remaining portion of the New Credit Agreement is a $110.0 million Revolving Credit Facility that also has a final maturity date of June 30, 2006. The borrowing base of the Revolving Credit Facility is determined by eligible inventory and accounts receivable of the Company. All extensions of credit to the Company are secured by a first priority perfected security interest in and lien upon the capital stock of each material domestic subsidiary (65% of the capital stock of each material foreign subsidiary), and all present and future assets and properties of the Company. Customary financial covenants apply to the New Credit Agreement. Interest accrues on these obligations at prime plus 175 basis points on base rate loans and 275 basis points on Eurodollar rate loans until the close of the second quarter of 2002. Following that, interest will be based on the Company's consolidated leverage ratio, as defined in the New Credit Agreement.

                                                     June 30,    December 31,
         (Thousands of dollars)                        2001          2000
                                                     --------    ------------
         Revolving loans payable under Former
             Credit Agreement, interest At
             various LIBOR rates (7.41%-8.75%),
             Due through 2001, unsecured             $    -       $ 133,000
         Term loans payable under New Credit
             Agreement, interest based on Prime
             Rate (8.50%), due through 2006           30,000             -
         Revolving loans payable under New
             Credit Agreement, interest based on
             Prime Rate (8.50%), due through 2006     59,180
         Real estate and chattel mortgages, with
             Interest at fixed rates (7.14%), due
             Through 2013                                733            838
                  Less current maturities             (6,066)      (133,067)
                                                     -------      ---------

             Long term debt                          $83,847      $     771
                                                     =======      =========

         The Company incurred approximately $6.5 million of direct costs associated with the New Credit Agreement, including $1.4 million paid to Kohlberg (who worked on behalf of KKTY) for consulting fees and out-of-pocket expenses relating to negotiation of terms and covenants associated with the New Credit Agreement. These costs have been capitalized and are being amortized over the five year length of the agreement.


(5) Convertible Preferred Stock

      As discussed in Note 2, the Recapitalization, above, KKTY purchased from Katy 700,000 shares of newly issued convertible preferred stock, $100 par value per share (referred to as the "Convertible Preferred Stock"), which is convertible into 11,666,666 common shares, for an aggregate purchase price of $70.0 million. If converted, the 11,666,666 common shares would represent 58.2% of the outstanding shares of common stock as of June 30, 2001, excluding outstanding options. The Convertible Preferred shares are entitled to a 15% payment in kind ("PIK") dividend (that is, dividends in the form of additional shares of Convertible Preferred Stock), compounded annually, which begin accruing on August 1, 2001, and are payable on the first day in August of 2002. No dividends will accrue or be payable after December 31, 2004. If the holder continues to hold the Convertible Preferred Stock for the three year and five month period, it will receive an aggregated total of 431,555 shares of Convertible Preferred Stock, which would be convertible into an additional 7,192,598 shares of common stock. The shares of common stock issuable on the conversion of the Convertible Preferred Stock issued at closing, together with the shares of common stock issuable on the conversion of the Convertible Preferred Stock issuable through the PIK dividend, would represent 69.2% of the outstanding common shares of common stock, excluding outstanding options.

         The Convertible Preferred Stock is convertible at the option of the holder at any time after the earlier of 1) June 28, 2006, 2) board approval of a merger, consolidation or other business combination involving a change in control of the Company, or a sale of all or substantially all of the assets or liquidation of the Company, or 3) a contested election for directors of the Company nominated by KKTY. The preferred shares 1) are non-voting (with limited exceptions), 2) are non-redeemable, except in whole, but not in part, at the Company's option at any time after June 30, 2021, 3) are entitled to receive cumulative payment in kind dividends, as mentioned above, at a rate of 15% percent, 4) have no preemptive rights with respect to any other securities or instruments issued by the Company, and 5) have registration rights with respect to any common shares issued upon conversion of the Convertible Preferred Stock. The Convertible Preferred Stock has a liquidation preference of $100.00 per share, par value, before any distribution could be made to common shareholders.

         The Company incurred approximately $4.0 million of direct costs related to the issuance of the Convertible Preferred Stock, including $1.7 million paid to Kohlberg (who worked on behalf of KKTY) for consulting fees and out-of-pocket expenses relating to due diligence and structuring of the Recapitalization. These costs have been netted against the stated amount of the Convertible Preferred Stock on the condensed consolidated balance sheets.

(6) Employment Agreement and Stock Option Grant

On June 28, 2001, the Company entered into an employment agreement with C. Michael Jacobi, President and Chief Executive

Officer. To induce Mr. Jacobi to enter into the employment agreement, on June 28, 2001, the Compensation Committee of the Board of Directors approved the Katy Industries, Inc. 2001 Chief Executive Officer's Plan. Under this plan, Mr. Jacobi will be granted 978,572 stock options. Mr. Jacobi will also be granted 71,428 stock options under the Company's 1997 Incentive Plan. All stock options granted to Mr. Jacobi will vest over a three year period provided that certain performance measures are met in each year.

(7) Commitments and Contingencies

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

         The Company and certain of its current and former direct and indirect corporate predecessors, subsidiaries and divisions have been identified by the United States Environmental Protection Agency, state environmental agencies and private parties as potentially responsible parties ("PRPs") at a number of hazardous waste disposal sites under the Comprehensive Environmental Response, Compensation and Liability Act ("Superfund") or equivalent state laws and, as such, may be liable for the cost of cleanup and other remedial activities at these sites. Responsibility for cleanup and other remedial activities at a Superfund site is typically shared among PRPs based on an allocation formula. Under the federal Superfund statute, parties could be held jointly and severally liable, thus subjecting them to potential individual liability for the entire cost of cleanup at the site. Based on its estimate of allocation of liability among PRPs, the probability that other PRPs, many of whom are large, solvent, public companies, will fully pay the costs apportioned to them, currently available information concerning the scope of contamination, estimated remediation costs, estimated legal fees and other factors, the Company has recorded and accrued for indicated environmental liabilities in the aggregate amount of approximately $3.0 million at June 30, 2001. The ultimate cost will depend on a number of factors and the amount currently accrued represents management's best current estimate of the total cost to be incurred. The Company expects this amount to be substantially paid over the next one to four years.

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


(8) Industry Segment Information

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

         The tables below summarize the key factors in the year-to-year changes in operating results.

                                                             Three Months Ended                    Six Months Ended
                                                          June 30,          June 30,           June 30,         June 30,
                                                            2001              2000               2001             2000
                                                          --------          --------           --------         --------
                                                                          (Thousands of Dollars)
Electrical/Electronics
     Net external sales                                    $31,703           $40,307            $64,449          $80,243
     Net intercompany sales                                  8,588             8,517             17,619           21,503
     Income from operations                                (1,790)             1,078            (4,433)            2,472
     Operating margin                                       (5.7%)              2.7%             (6.9%)             3.1%
     Depreciation & amortization                               509               715              1,081            1,440
     Impairment of long-lived assets                           564                 -                564                -
     Identifiable assets                                    94,817           119,349             94,817          119,349
     Capital expenditures                                      395               627                852            1,185

Maintenance Products
     Net external sales                                     85,796            94,310            168,735          188,523
     Net intercompany sales                                  3,327             2,132              7,031            4,549
     Income from operations                               (38,015)             3,352           (37,512)            9,630
     Operating margin                                      (44.3%)              3.6%            (22.2%)             5.1%
     Depreciation & amortization                             5,404             5,187             10,856           10,401
     Impairment of long-lived assets                        34,547                 -             34,547                -
     Identifiable assets                                   254,778           320,284            254,778          320,284
     Capital expenditures                                    2,048             2,586              4,497            6,524

Operations to be Disposed Of
     Net external sales                                     $1,707              $806             $4,964           $1,636
     Net intercompany sales                                      -                 -                  2                -
     Loss from operations                                     (93)             (485)            (1,609)          (1,019)
     Operating margin                                       (5.5%)           (60.1%)            (32.4%)          (62.2%)
     Depreciation & amortization                                72                32                127               37
     Impairment of long-lived assets                             -                 -                846                -
     Identifiable assets                                    20,327            18,615             20,327           18,615
     Equity investments                                      7,105             7,358              7,105            7,358
     Capital expenditures                                       42               691                495              755

Corporate
    Corporate expenses                                     (3,240)           (2,253)            (8,300)          (4,388)
    Depreciation & amortization                                176                14                216               28
    Identifiable assets                                     17,319            17,809             17,319           17,809
    Capital expenditures                                         -                 -                  -              187

Company
    Net external sales                                     119,206           135,423            238,148          270,402
    Net intercompany sales                                  11,915            10,649             24,652           26,052
    Income from operations                                (43,138)             1,692           (51,854)            6,695
    Operating margin                                       (36.2%)              1.3%            (21.8%)             2.5%
    Depreciation & amortization                              6,161             5,948             12,280           11,906
    Impairment of long-lived assets                         35,111                 -             35,957                -
    Identifiable assets                                    387,241           476,057            387,241          476,057
    Capital expenditures                                     2,484             3,904              5,844            8,464

         The following tables reconcile the Company's total revenues, operating income and assets to the Company's condensed consolidated statements of operations and condensed consolidated balance sheets.

                                                      Three Months Ended                  Six Months Ended
                                                    June 30,        June 30,         June 30,          June 30,
                                                      2001           2000              2001              2000
                                                    --------        --------         --------          --------
                                                                  (Thousands of Dollars)
Revenues
      Total net sales for reportable segments       $131,121        $146,072         $262,800          $296,454
      Elimination of net intercompany sales          (11,915)        (10,649)         (24,652)          (26,052)
      Net sales included in equity in income
      of operations to be disposed of                 (1,707)           (806)          (4,964)           (1,636)
                                                    --------        --------         --------          --------
      Total consolidated net sales                  $117,499        $134,617          233,184          $268,766
                                                    ========        ========         ========          ========

                                                                Three Months Ended                  Six Months Ended
                                                              June 30,         June 30,       June 30,           June 30,
                                                                2001             2000           2001               2000
                                                              --------        --------        --------           --------
                                                                           (Thousands of Dollars)
Operating income
      Total income from operations for
      reportable segments                                     ($43,138)      $  1,692         ($51,854)         $  6,695
      Operating loss included in equity in income
      of operations to be disposed of                               90            485              762             1,019

                                                              --------       --------         --------          --------

                                                              --------       --------         --------          --------
      Total consolidated operating income                     ($43,048)      $  2,177         ($51,092)         $  7,714
                                                              ========       ========         ========          ========

Assets
      Total assets for reportable segments                    $387,241       $476,057         $387,241          $476,057
      Liabilities included in net assets from
      operations to be disposed of                              (2,119)          (957)          (2,119)             (957)
                                                              --------       --------         --------          --------

      Total consolidated assets                               $385,122       $475,100         $385,122          $475,100
                                                              ========       ========         ========          ========

(9) Comprehensive (Loss) Income

Comprehensive income (loss) for the six months ended June 30, 2001 and 2000 are as follows:

                                          June 30,       June 30,
                                            2001          2000
                                          --------       --------
                                          (Thousands of Dollars)
Net loss                                  $(39,988)       $(637)
Foreign currency translation adjustments    (1,346)        (170)
                                          --------        -----
Comprehensive loss                        $(41,334)       $(807)
                                          ========        =====


(10) Restructuring Charges

         During the second quarter of 2001, the Company's consumer and institutional plastics division undertook restructuring efforts that resulted in severance payments to various individuals. Forty three employees, including two members of Contico and Katy executive management, received severance benefits. Total severance costs were $1.6 million. Approximately 53% of these costs were paid through the end of the second quarter.

         Also during the second quarter, the Company recognized severance and exit costs associated with the closing of a warehouse facility and consolidation of certain administrative functions, both of which relate to the mop, broom and brush business. Seven warehouse employees and 19 administrative employees are being affected by these actions. Total severance and exit costs associated with these efforts are $0.3 million. None of these costs had been paid through the end of the second quarter, although all of the costs are expected to be paid by the end of 2001.

         Katy incurred charges for non-cancelable rent and other exit costs associated with the planned closure of its Englewood, Colorado corporate office. Total costs recognized in the second quarter were $0.7 million, none of which have been paid through the end of the second quarter. Katy did not take charges in the second quarter for certain anticipated employee costs associated with the Recapitalization and the closure of the Englewood office. The Company expects to pay out approximately $6.4 million during the last half of 2001 for completion bonuses related to the Recapitalization, executive severance and related costs, and severance for certain other corporate employees. These costs were not accrued because of certain uncertainties involved in the amounts, and the fact that there is a signficant retention, or "stay bonus" feature, to the expected costs. Katy expects to recognize these costs during the third and fourth quarters as they are paid.

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

      Severance expenses and exit costs are shown separately on the Consolidated Statements of Operations. As of June 30, 2001, accrued severance and exit costs totaled $2.9 million, which will be paid through the year 2009. The table below summarizes the future obligation for the programs described:


                                             (Thousands of Dollars)

      2001                                        $1,784
      2002                                           766
      2003                                           264
      2004                                            55
      2005                                            55
      Thereafter                                      22
                                                  ------
      Total payments                              $2,964

                 Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 -----------------------------------------------
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------


RESULTS OF OPERATIONS

Three months Ended June 30, 2001
--------------------------------

         Following are summaries of sales and operating income (loss) for the three months ended June 30, 2001 and 2000 by industry segment (Thousands of Dollars):


Net Sales                                                Increase (Decrease)
---------                                                --------------------
                                  2001         2000       Amount      Percent
                                 -------     -------     --------     -------
Electrical/Electronics           $31,703     $40,307     ($8,604)      (21.3)%

Maintenance Products              85,796      94,310      (8,514)       (9.0)%

Operations to be Disposed Of       1,707         806         901       111.8%



Operating Income (Loss)                                   Increase (Decrease)
-----------------------                                 ----------------------
                                  2001        2000       Amount      Percent
                                ---------    -------    ---------   ----------
Electrical/Electronics          $ (1,790)    $ 1,078    $ (2,868)     (266.0)%

Maintenance Products             (38,015)      3,352     (41,367)   (1,234.1)%

Operations to be Disposed Of         (93)       (485)        392        80.8%


         The Electrical/Electronics Group's sales decreased as a result of lower sales at the consumer electric corded business and the electrical parts and accessories business. The weaker market for electronic products contributed to this decrease.

         The Group's operating income decreased as a result of lower gross margins and several unusual adjustments recorded in the second quarter. Margins were significantly lower in both the consumer electric corded business and the electrical parts and accessories business, with a reduction in volume being a prime contributor to these shortfalls. Significant unusual adjustments that impacted operating income included increases to inventory reserves at the two divisions ($0.9 million) mentioned above, an impairment of capitalized software costs of $0.5 million, and a charge for additional reserves for contingent liabilities of $0.5 million.

         Sales from the Maintenance Products Group decreased as a result of lower sales at the mop, broom and brush business and the consumer and institutional plastics business. The reductions were due primarily to softer demand in both consumer markets and janitorial/sanitation markets. Specific customer losses have impacted the mop, broom and brush business, which is recovering from operational difficulties experienced during 2000.

         The Group's operating income decreased primarily due to lower margins and volume in the mop,broom and brush business and consumer and institutional plastics business, with sales volume pressures mentioned above being a primary contributor to lower gross profit and operating income. Significant unusual adjustments impacted operating income of the group during the second quarter, including impairments of long-lived assets ($34.5 million), severance and restructuring charges ($2.0 million), inventory valuation adjustments ($1.1 million), and reserves for exposure relating to a bankrupt former customer ($0.2 million).

         Sales from Operations to be Disposed Of increased as a result of higher sales at the waste-to-energy facility. Operating income was higher in 2001 due to reduced maintenance costs at the facility.

         Expenses in the corporate segment were higher only because of the incurrence of costs associated with the Recapitalization and certain restructuring costs associated with the relocation of the corporate office. Excluding these items, corporate expenses were lower year over year.

         Excluding certain unusual items, many of which were mentioned above, selling, general and administrative costs as a percentage of net sales improved slightly from 2000, even as sales decreased significantly, evidencing the Company's efforts to control costs.

         Interest and other, net decreased primarily as a result of lower interest costs due to lower rates applied to borrowings under the Former Credit Agreement, which was based on LIBOR rates. These improvements were offset by write-offs of certain amounts owed to the Company related to former investments ($0.3 million). The Company recognized an extraordinary loss on early extinguishment of debt of $1.2 million, net of tax, representing the write-off of previously capitalized debt costs associated with the Former Credit Agreement.


Six months Ended June 30, 2001
------------------------------

         Following are summaries of sales and operating income for the six months ended June 30, 2001 and 2000 by industry segment (In thousands):

Net Sales                                                  Increase (Decrease)
---------                                                -----------------------
                                   2001        2000        Amount       Percent
                                 --------    --------    ---------     ---------
Electrical/Electronics           $ 64,449    $ 80,243    $(15,794)       (19.7)%

Maintenance Products              168,735     188,523     (19,788)       (10.5)%

Operations to be Disposed Of        4,964       1,636       3,328        203.4%

Operating Income                                           Increase (Decrease)
-------------                                            -----------------------
                                   2001        2000        Amount       Percent
                                 --------    --------    ---------     ---------

Electrical/Electronics           $ (4,433)   $  2,472    $ (6,905)      (279.3)%

Maintenance Products              (37,512)      9,630     (47,142)      (489.5)%

Operations to be Disposed Of       (1,609)     (1,019)       (590)       (57.9)%


         The Electrical/Electronics Group's sales decreased as a result of lower sales at the consumer electric corded business and the electrical parts and accessories business. The Company's Canada division of the consumer electric corded business was unusually impacted during the first quarter by low retail sales, but sales have since rebounded closer to plan levels. The weaker market for electronic products contributed to these decreases.

         The Group's operating income decreased as a result of lower gross margins in the divisions mentioned in the previous paragraph, with volume being a prime contributor to the decreases. In addition to the unusual items mentioned in the three month discussion, the consumer electric corded business incurred unusual first quarter charges, including severance and restructuring charges relating to the closing of two satellite facilities ($0.7 million), and inventory losses incurred relating to the exit of certain licensed branded product lines ($3.3 million).

         The sales from the Maintenance Products Group decreased primarily as a result of lower sales at the mop, broom and brush business and the consumer and institutional plastics business. The reductions were due primarily to softer demand in both retail markets and janitorial/sanitation markets. The consumer side of the plastics business was especially hurt in the first quarter by lower retail sales. Specific customer losses have impacted the mop, broom and brush business, which is recovering from operational difficulties experienced during 2000.

         The Group's operating income decreased due to the recognition of a number of unusual charges, as well as margin pressures in the underlying businesses. Volume-related margin declines in the mop, broom and brush business and the consumer and institutional plastics businesses were the primary reasons for the decline from an operating standpoint. Pricing pressures in the abrasives business also contributed to the decline. In addition to the unusual items mentioned in the three month discussion, during the first quarter the plastics business recorded a charge to increase its LIFO inventory accounting reserve ($1.3 million).

         Income from Operations to be Disposed Of was lower as a result of impairments recorded in the first quarter related to the Thorsen Tools business, which was sold during the second quarter.

         The corporate group incurred significant costs during the first six months of the year ($3.0 million) related to the Recapitalization. It should be noted that other costs were incurred related to the Recapitalization that were not recognized as part of operating income. Approximately $4.0 million of costs were netted against preferred equity, $6.5 million of costs related to the New Credit Agreement were capitalized to the balance sheet and will be amortized, and $1.8 million (pre-tax) of previously capitalized debt costs related to the Former Credit Agreement were written off as an extraordinary charge.

         Excluding certain unusual items, many of which were mentioned above, selling, general and administrative costs as a percentage of net sales improved from 2000, even as sales decreased significantly, evidencing the Company's efforts to control costs.

         Interest and other, net was flat to 2000, as lower interest rates were offset by unusual charges to write off amounts owed to the Company related to former investments ($0.3 million).


LIQUIDITY AND CAPITAL RESOURCES

      The Company's liquidity and capital resources were impacted significantly by the end of the second quarter as a result of the completion of the Recapitalization. As a result of the Recapitalization, the Company had borrowings outstanding under the New Credit Agreement at June 30, 2001 of $89.2 million, $6.0 million of which is due within one year, compared to borrowings under the Former Credit Agreement at December 31, 2000 of $133.0 million, all of which was due within one year. Following is a summary of the sources and uses of funds involved at the consummation of the Recapitalization:

         (Thousands of dollars)
         Sources:
         --------
         Purchase of Convertible Preferred Stock                  $ 70,000
         Borrowings under the New Credit Agreement                  93,211
                                                                  --------
                                                                  $163,211
                                                                  ========
         Uses:
         -----
         Paydown of obligations under the Former
           Credit Agreement                                       $144,924
         Purchase of one-half of preferred interest
           of subsidiary at a discount                              10,222
         Certain costs associated with the recapitalization          8,065
                                                                  --------
                                                                  $163,211
                                                                  ========

         The Company feels that its liquidity and financial strength will be increased as a result of the cash infusion by the purchaser of the Convertible Preferred Stock and borrowing availability under the New Credit Agreement. The New Credit Agreement, which provides for a total borrowing facility of $140.0 million, has a $30.0 million Term Loan portion with a final maturity date of five years after the closing of the transaction and quarterly repayments of $1,500,000, beginning September 30, 2001. The Term Loan is based on orderly liquidation values of the Company's property, plant and equipment. The New Credit Agreement has a $110.0 million Revolving Credit Facility that also has a final maturity date of five years after the closing date. The borrowing base of the Revolving Credit Facility is determined by eligible inventory and accounts receivable of the Company. All extensions of credit to the Company are secured by a first priority perfected security interest in and lien upon the capital stock of each material domestic subsidiary (66% of the capital stock of each material foreign subsidiary), and all present and future assets and properties of the Company. Customary financial covenants apply to the New Credit Agreement. Interest accrues on these obligations at prime plus approximately 175 basis points until September 28, 2001. Following that, interest will accrue at approximately 275 basis points over a Eurodollar rate. Total debt was 30.0% of total capitalization at June 30, 2001

         As the result of an agreement related to the Recapitalization, the Company reduced the amount outstanding of the preferred interest in the Contico subsidiary by acquiring approximately one-half of such interest at a significant discount. This will result in a reduction of preferred distributions required to be made annually by approximately $1.3 million.

         Excluding current maturities of indebtedness, working capital decreased $14.8 at June 30, 2001 from December 31, 2000. Inventories decreased approximately $14.0 million during this time frame. Approximately $5.4 million of this decrease was attributable to valuation adjustments, and $1.3 million of the decrease was due to an increase to the LIFO reserve. The remaining decrease was due to operational reactions to lower sales levels and focus on monetizing aged inventory. Accounts receivable decreased approximately $10.9 million due mainly to lower sales. These decreases in working capital were offset by lower accounts payable compared to year-end 2000.

         Katy expects to commit an additional $10.0 million for capital projects in the continuing businesses during the remainder of the year for a total of $15.8 million during 2000. Funding for these expenditures and for working capital needs is expected to be accomplished through the use of available cash under the New Credit Agreement and internally generated funds. While a total of $140.0 million is available under the New Credit Agreement. Katy's borrowing base is limited under the Revolving Credit Facility by eligible accounts receivable and inventory. However, Katy feels that the New Credit Agreement provides sufficient liquidity for the Company's operations going forward.


RESTRUCTURING CHARGES
---------------------

         During the second quarter of 2001, the Company's consumer and institutional plastics division undertook restructuring efforts that resulted in severance payments to various individuals. Forty three employees, including two members of Contico and Katy executive management, received severance benefits. Total severance costs were $1.6 million. Approximately 53% of these costs were paid through the end of the second quarter.

         Also during the second quarter, the Company recognized severance and exit costs associated with the closing of a warehouse facility and the consolidation of certain administrative functions, both of which relate to the mop, broom and brush business. Seven warehouse employees and 19 administrative employees are being affected by these actions. Total severance and exit costs associated with these efforts are $0.3 million. None of these costs had been paid through the end of the second quarter, although all of the costs are expected to be paid by the end of 2001.

         Katy incurred charges for non-cancelable rent and other exit costs associated with the planned closure of its Englewood, Colorado corporate office. Total costs recognized in the second quarter were $0.7 million, none of which have been paid through the end of the second quarter. Katy did not take charges in the second quarter for certain anticipated employee costs associated with the Recapitalization and the closure of the Englewood office. The Company expects to pay out approximately $6.4 million during the last half of 2001 for completion bonuses related to the Recapitalization, executive severance and related costs, and severance for certain other corporate employees. These costs were not accrued because of certain uncertainties involved in the amounts, and the fact that there is a signficant retention, or "stay bonus" feature, to the expected costs. Katy expects to recognize these costs during the third and fourth quarters as they are paid.

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

      Severance expenses and exit costs are shown separately on the Consolidated Statements of Operations. As of June 30, 2001, accrued severance and exit costs totaled $2.9 million, which will be paid through the year 2009. The table below summarizes the future obligation for the programs described:


                             (Thousands of Dollars)

      2001                                             $1,784
      2002                                                766
      2003                                                264
      2004                                                 55
      2005                                                 55
      Thereafter                                           22
                                                       ------
      Total payments                                   $2,946


RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board authorized the issuance of Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001. SFAS No. 141 requires intangible assets to be recognized if they arise from contractual or legal rights or are "separable", i.e., it is feasible that they may be sold, transferred, licensed, rented, exchanged or pledged. As a result, it is likely that more intangible assets will be recognized under SFAS No. 141 than its predecessor, APB Opinion No.16 although in some instances previously recognized intangibles will be subsumed into goodwill.


         Under SFAS No. 142, goodwill will no longer be amortized on a straight line basis over its estimated useful life, but will be tested for impairment on an annual basis and whenever indicators of impairment arise. The goodwill impairment test, which is based on fair value, is to be performed on a reporting unit level. A reporting unit is defined as an operating segment determined in accordance with SFAS No. 131 or one level lower. Goodwill will no longer be allocated to other long-lived assets for impairment testing under SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. Additionally, goodwill on equity method investments will no longer be amortized; however, it will continue to be tested for impairment in accordance with Accounting Principles Board Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. Under SFAS No. 142 intangible assets with indefinite lives will not be amortized. Instead they will be carried at the lower cost or market value and tested for impairment at least annually. All other recognized intangible assets will continue to be amortized over their estimated useful lives.

         SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 although goodwill on business combinations consummated after July 1, 2001 will not be amortized. On adoption the company may need to record a cumulative effect adjustment to reflect the impairment of previously recognized intangible assets. In addition, goodwill on prior business combinations will cease to be amortized. Had the company adopted SFAS No. 142 at January 1, 2000 the company would not have recorded a goodwill amortization charge of $1.3 million, which excludes impairments of goodwill recognized during 2001 of $33.8 million and amortization of negative goodwill of $0.9 million. The Company is unable at this time to determine the impact that these Statements will have on intangible assets at the time of adoption in the first quarter of 2002, or whether a cumulative effect adjustment will be required upon adoption. During the second quarter of 2001, the Company recorded an impairment of $33.0 million on the long-lived assets of it mop, broom and brush division, as discussed in Note 3. However, even considering this impairment, the terms of the recently completed Recapitalization indicate that the fair value of the Company may be less than the carrying value represented on the Condensed Consolidated Balance Sheets. Therefore, the Company

ENVIRONMENTAL AND OTHER CONTINGENCIES

         The Company and certain of its current and former direct and indirect corporate predecessors, subsidiaries and divisions have been identified by the United States Environmental Protection Agency, state environmental agencies and private parties as potentially responsible parties ("PRPs") at a number of hazardous waste disposal sites under the

Comprehensive Environmental Response, Compensation and Liability Act ("Superfund") or equivalent state laws and, as such, may be liable for the cost of cleanup and other remedial activities at these sites. Responsibility for cleanup and other remedial activities at a Superfund site is typically shared among PRPs based on an allocation formula. Under the federal Superfund statute, parties could be held jointly and severally liable, thus subjecting them to potential individual liability for the entire cost of cleanup at the site. Based on its estimate of allocation of liability among PRPs, the probability that other PRPs, many of whom are large, solvent, public companies, will fully pay the costs apportioned to them, currently available information concerning the scope of contamination, estimated remediation costs, estimated legal fees and other factors, the Company has recorded and accrued for indicated environmental liabilities in the aggregate amount of approximately $3.0 million at June 30, 2001. The ultimate cost will depend on a number of factors and the amount currently accrued represents management's best current estimate of the total cost to be incurred. The Company expects this amount to be substantially paid over the next one to four years.

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

OUTLOOK

         Net sales have during 2001 have trailed sales levels from 2000, and are expected to decrease year over year. Katy divisions continue to experience a slower economy and struggling market sectors, especially in the retail sector, where sales have been impacted significantly by customer efforts to reduce inventories, and in the electronics distribution market, which has been negatively impacted by the slowdown in the technology and telecommunications sectors. The Company has a significant concentration of customers in the mass-market retail, discount, and do-it-yourself market channels. The Company's ability to maintain and increase its sales levels depends in part on its ability to retain and improve relationships with these customers. The Company faces the continuing challenge of recovering cost increases for items such as raw materials given the market power of these customers.

         The Company is aggressively working on specific programs to reduce costs associated with manufacturing, sourcing of products, freight, and other operating costs. Headcount at many Katy operations has been reduced significantly since year-end as a result of reductions in force implemented by the divisions. Also, two divisions have closed satellite manufacturing and warehouse operations since the beginning of the year. Katy expects to see benefits from these actions during the second half of the year. The Company continues to be exposed to prices for thermoplastic resins, a significant raw material used in the consumer and industrials plastics business, although these costs have leveled during 2001 after increasing significantly beginning in mid-1999 and throughout 2000. Katy has not employed any hedging techniques in the past, and has no immediate plans to do so in the future, regarding this commodity market risk.

         Selling, general and administrative costs as a percentage of sales in the aggregate are expected to improve from 2000 levels, excluding severance, restructuring and other unusual charges. Certain cost reduction efforts were implemented during the first quarter of 2001 at Woods, including the closing of facilities and reduction of administrative and executive staff. Also, significant reductions in force took place at Contico. The Company is also pursuing its strategy of developing the Katy Maintenance Group ("KMG"). This process involves bundling certain products of Continental (janitorial/sanitation business of Contico), Wilen and Glit for customers in the janitorial/sanitation markets. The new organization would allow customers to order certain products from the three companies using a single purchase order, and billing and collection would be consolidated as well. Katy has begun the process of transferring most back-office functions of Wilen from Atlanta to St. Louis, the headquarters of Contico/Continental. In addition to administrative efficiencies, the Company believes that combining sales and marketing efforts of the three entities will allow Katy a unique marketing opportunity to have improved delivery of both products and customer service. Katy does not expect significant financial benefits from this project in 2001, but believes it to be a key to future profitability and success of the Company. It should be noted that the Company anticipates unusual charges during 2001 for both the Woods and KMG efforts, including severance, other plant closure costs, asset impairments, and systems development costs.

         Interest expense is expected to be significantly lower in 2001 due to significantly lower debt balances as a result of the Recapitalization that took place on June 28, 2001.

         The Company continues to evaluate the annualized effective income tax rate, taking into account the tax and book treatment of costs associated with the Recapitalization, as well as other potential permanent differences between tax and book income. Katy feels that deferred tax assets will be realized through the generation of future taxable income. However, the Company will continue to asses the realizability of deferred tax assets, and will consider the need for valuation allowances as future circumstances dictate.


Cautionary Statement Pursuant to Safe Harbor Provisions of the Private
----------------------------------------------------------------------
Securities Litigation Reform Act of 1995
----------------------------------------

         This report contains "forward-looking statements" within the meaning of the federal securities laws. The forward-looking statements include, among others, statements concerning the Company's outlook for 2001, cost reduction strategies and their results, the Company's expectations for funding its 2001 capital expenditures and operations and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. Words such as "expects", "will", "believes", "anticipates", and the like indicate the presence of forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ dramatically from those expressed in or implied by the statements.

         To improve its financial performance, the Company must reduce its cost structure and improve its production efficiency, improve its management of working capital, and grow its existing base of retail and distribution customers. The most important factors that could influence the achievement of these goals, and cause actual results to differ materially from those expressed in the forward-looking statements, include, but are not limited to the following:

     - Increases in the cost of, or in some cases continuation of the current price levels of, plastic resins, copper, paper board packaging, and other raw materials.

     - The Company's inability to reduce product costs, including manufacturing, sourcing, freight, and other product costs.

     - The Company's inability to reduce administrative costs though consolidation of functions and systems improvements.

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

     - The potential impact of rising interest rates on the Company's prim rate and Eurodollar rate-based credit facility.

     - The Company's inability to meet covenants associated with the Credit Agreement.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
         ----------------------------------------------------------

         The Company's exposure to market risk associated with changes in interest rates relates primarily to its debt obligations and temporary cash investments. The Company currently does not use derivative financial instruments relating to either of these exposures. The Company's debt obligations are currently indexed to the prime rate, and its temporary cash investments earn rates of interest available on securities with maturities of three months or less. Book value approximates fair value for both the debt obligations and temporary cash investments. The holder of the preferred interest has a put option which allows, at certain times beginning on January 8, 2001, or upon the occurrence of certain events, the preferred interest to be exchangeable for Katy common stock. It should be noted that in connection with the Recapitalization, the Company acquired approximately one-half of the outstanding preferred interest at a 40% discount from its stated value.

                                                                        Expected Maturity Dates
                                                                        -----------------------
                                                                        (Thousands of Dollars)
ASSETS
                                   2001         2002         2003          2004         2005     Thereafter      Total    Fair Value
                                 -------      -------      -------        -------      -------   ----------    --------   ----------
Temporary cash investments
     Fixed rate                  $  599       $   -         $   -         $   -        $   -       $    -      $  599       $   599
     Average interest rate          3.8%          -             -             -            -            -         3.8%

LONG-TERM DEBT
--------------

Fixed rate debt                      28       $   72        $  699        $   -        $   -       $    -         799       $   799
     Average interest rate         7.14%        7.14%         7.14%         7.14%          -            -        7.14%
Variable rate debt               $3,000       $6,000        $6,000        $6,000       $6,000      $74,180    $89,180       $89,180
    Average interest rate          7.58%        6.65%         6.65%         6.65%        6.65%        6.65%      6.65%

PREFERRED INTEREST OF SUBSIDIARY
--------------------------------

Fixed rate obligation            $   -        $   -         $   -         $   -        $   -       $16,400     $16,400      $16,400
    Average interest rate          8.00%        8.00%         8.00%         8.00%        8.00%        8.00%       8.00%

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

Item 2.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

The Annual Meeting of Stockholders of Katy Industries, Inc. was held at The Hotel Inter-Continental Central Park South, 112 Central Park South, New York, NY, at 9:00 AM on June 28, 2001. Stockholders voted on six proposals, summarized below with the accompanying number of votes in favor, opposed, or abstained.

PROPOSAL No. 1: To approve the issuance and sale of 700,000 shares of Katy's convertible preferred stock, $100.00 par value per share, to KKTY Holding Company, L.L.C. and the issuance of shares of common stock to the holder of the convertible preferred stock in accordance with the terms of the convertible preferred stock. Approval of Proposal No. 1 was contingent on approval of Proposal 2, Proposal 3 and Proposal 6.

                Votes For         Votes Against        Votes Abstained
                ---------         -------------        ---------------
                4,720,486           2,468,184               3,942


PROPOSAL No. 2: To amend Katy's Restated Certificate of Incorporation to authorize 1,200,000 shares of convertible preferred stock. Approval of this proposal was contingent on approval of Proposal 1, Proposal 3 and Proposal 6.

                Votes For         Votes Against        Votes Abstained
                ---------         -------------        ---------------
                4,722,187           2,466,542               3,883


PROPOSAL No. 3: To amend Katy's Restated Certificate of Incorporation to establish a classified Board of Directors. Approval of this proposal was contingent on approval of Proposal 1, Proposal 2 and Proposal 6.

                Votes For         Votes Against        Votes Abstained
                ---------         -------------        ---------------
                4,531,299           2,658,117               3,196


PROPOSAL No. 4: Election of Directors

            CLASS I DIRECTORS
                  Name                     Votes For             Votes Withheld
                  ----                     ---------             --------------
            C. Michael Jacobi              4,682,058                2,510,554
            Robert M. Baratta              4,689,658                2,502,954
            Daniel B. Carroll              4,639,459                2,553,153
         Wallace E. Carroll, Jr.           4,639,459                2,553,153

           CLASS II DIRECTORS
                  Name                     Votes For             Votes Withheld
                  ----                     ---------             --------------
          Christopher Anderson             4,774,408                2,418,204
           William F. Andrews              4,777,408                2,415,204
            Samuel P. Frieder              4,774,408                2,418,204
            James A. Kohlberg              4,774,408                2,418,204
          Christopher Lacovara             4,776,408                2,416,204


PROPOSAL No. 5: Ratify the appointment of Arthur Andersen LLP as the company's independent auditors

                Votes For         Votes Against         Votes Abstained
                ---------         -------------         ---------------
                5,360,706           1,824,906                7,000


PROPOSAL No. 6: To amend Katy's Restated Certificate of Incorporation to increase the number of shares of common stock that Katy is authorized to issue from 25,000,000 to 35,000,000. Approval of this proposal was contingent on approval of Proposal 1, Proposal 2 and Proposal 6.

                Votes For         Votes Against         Votes Abstained
                ---------         -------------         ---------------
                4,765,463           2,423,707                3,442



Item 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

     (a)  Exhibits

Exhibit
 Number   Exhibit Title
 ------   -------------

  2.1 Termination Agreement dated as of June 2, 2001, terminating the Preferred Stock Purchase and Recapitalization Agreement dated as of March 29, 2001, incorporated by reference to Annex E to the Company's Proxy Statement on Schedule 14A filed June 8, 2001.

  2.2 Preferred Stock Purchase and Recapitalization Agreement, dated as of June 2, 2001, incorporated by reference to Annex B to the Company's Proxy Statement on Schedule 14A filed June 8, 2001.

  3 The Amended and Restated Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K filed on July 13, 2001.

 10.1     Credit Agreement dated as of June 28, 2001, filed herewith.

 10.2 Employment Agreement dated as of June 28, 2001 between C. Michael Jacobi and the Company, filed herewith.

 10.3 Katy Industries, Inc. 2001 Chief Executive Officer's Plan, filed herewith.


     (b)  Reports on Form 8-K

         The Company filed a Current Report on Form 8-K on April 13, 2001, reporting the entering into of a definitive agreement with KKTY for the Recapitalization. The proposed recapitalization was described, and the agreement, dated March 29, 2001, was filed as Exhibit 99.1.

         The Company filed a Current Report on Form 8-K on July 13, 2001, reporting a potential change of control of the registrant as a result of the Recapitalization and resulting purchase of 700,000 shares of convertible preferred stock by KKTY Holding Company, L.L.C., an affiliate of Kohlberg & Company, L.L.C.

                                   Signatures
                                   ----------

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              KATY INDUSTRIES, INC.
                                   Registrant


DATE: August 14, 2001                  By  /s/ Stephen P. Nicholson
                                          ---------------------------
                                          Stephen P. Nicholson
                                          Vice President, Finance &
                                          Chief Financial Officer

                                INDEX OF EXHIBITS


Exhibit
Number    Exhibit Title
------    -------------
  2.1 Termination Agreement dated as of June 2, 2001, terminating the Preferred Stock Purchase and Recapitalization Agreement dated as of March 29, 2001, incorporated by reference to Annex E to the Company's Proxy Statement on Schedule 14A filed June 8, 2001.

  2.2 Preferred Stock Purchase and Recapitalization Agreement, dated as of June 2, 2001, incorporated by reference to Annex B to the Company's Proxy Statement on Schedule 14A filed June 8, 2001.

  3 The Amended and Restated Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K on July 13, 2001.

 10.1     Credit Agreement dated as of June 28, 2001, filed herewith.

 10.2 Employment Agreement dated as of June 28, 2001 between C. Michael Jacobi and the Company, filed herewith.

 10.3 Katy Industries, Inc. 2001 Chief Executive Officer's Plan, filed herewith.