Form 10-Q
period 2001-09-30
KATY INDUSTRIES INC
filed 2001-11-14
CIK 54681

                                 United States
                      Securities and Exchange Commission
                            Washington, D.C. 20549

                                   FORM 10-Q

                       Quarterly Report Under Section 13
                or 15(d) of the Securities Exchange Act of 1934


For Quarter Ended: September 30, 2001              Commission File Number 1-5558


                             Katy Industries, Inc.
            (Exact name of registrant as specified in its charter)



              Delaware                                 75-1277589
     (State of Incorporation)              (I.R.S. Employer Identification No.)


      984 Southford Road, Middlebury, Connecticut          06762
      (Address of Principal Executive Offices)           (Zip Code)


      Registrant's telephone number, including area code: (203) 598-0387



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                    Yes   X                             No______
                        -----



     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.


          Class                                 Outstanding at November 12, 2001
Common stock, $1 par value                                  8,393,883

                             KATY INDUSTRIES, INC.
                                   FORM 10-Q
                              September 30, 2001

         INDEX
         -----

                                                                                                                     Page
                                                                                                                     ----
PART I   FINANCIAL INFORMATION

                  Item 1.  Financial Statements:

                           Condensed Consolidated Balance Sheets
                           September 30, 2001 (unaudited) and December 31, 2000                                       2,3

                           Condensed Consolidated Statements of Operations
                           Three and Nine Months Ended September 30, 2001 and 2000 (unaudited)                          4

                           Condensed Consolidated Statements of Stockholders' Equity
                           Nine Months ended September 30, 2001 (unaudited) and Twelve Months ended
                           December 31, 2000                                                                            5

                           Condensed Consolidated Statements of Cash Flows
                           Nine Months Ended September 30, 2001 and 2000 (unaudited)                                    6

                           Notes to Condensed Consolidated Financial Statements (unaudited)                             7

                  Item 2.  Management's Discussion and Analysis of Financial
                           Condition and Results of Operations                                                         16

                  Item 3.  Quantitative and Qualitative Discussion about Market Risk                                   24

PART II  OTHER INFORMATION

                  Item 1.  Legal Proceedings                                                                           25

                  Item 6.  Exhibits and Reports on Form 8-K                                                            25

                  Signatures                                                                                           26

Exhibit Index                                                                                                          27

                         PART I FINANCIAL INFORMATION
                         ----------------------------

                         Item 1. Financial Statements
                         ----------------------------


                    KATY INDUSTRIES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            (Thousands of Dollars)

                                    ASSETS
                                    ------

                                                                                 (Unaudited)
                                                                                September 30,            December 31,
                                                                                     2001                    2000 (A)
                                                                            --------------------------------------------
CURRENT ASSETS:

     Cash and cash equivalents                                               $            1,661      $           1,810
     Accounts receivable, net                                                            81,986                 84,896
     Inventories                                                                         80,436                103,068
     Deferred income taxes                                                                7,800                  7,544
     Other current assets                                                                 4,042                  5,769
     Net current assets of operations to be disposed of                                     -                      941
                                                                             -------------------------------------------
         Total current assets                                                           175,925                204,028

OTHER ASSETS:

     Goodwill                                                                            15,434                 39,500
     Other intangibles                                                                   33,561                 47,214
     Deferred income taxes                                                                4,825                      -
     Other                                                                               11,623                  6,900
     Net noncurrent assets of operations to be disposed of                               18,301                 16,471
                                                                             -------------------------------------------
         Total other assets                                                              83,744                110,085

PROPERTIES AND EQUIPMENT:
     Land and improvements                                                                3,820                  3,789
     Buildings and improvements                                                          23,211                 23,273
     Machinery and equipment                                                            170,345                166,414
     Accumulated depreciation                                                           (75,298)               (61,922)
                                                                             -------------------------------------------
         Net properties and equipment                                                   122,078                131,554

                                                                             -------------------------------------------
                                                                             $          381,747      $         445,667
                                                                             ===========================================

See Notes to Condensed Consolidated Financial Statements.

(A) Compiled from audited financial statements as of December 31, 2000.

                    KATY INDUSTRIES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   (Thousands of Dollars, Except Share Data)

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------
                                                                               (Unaudited)
                                                                               September 30,           December 31,
                                                                                   2001                  2000 (A)
                                                                           ---------------------------------------------
CURRENT LIABILITIES:

     Accounts payable                                                       $           44,718      $          53,553
     Accrued compensation                                                                9,573                  6,038
     Accrued expenses                                                                   35,182                 36,112
     Accrued interest and taxes                                                          2,047                  3,523
     Current maturities of long-term debt                                                6,067                133,067
     Net current liabilities of operations to be disposed of                             1,032                      -
                                                                           ---------------------------------------------
         Total current liabilities                                                      98,619                232,293

LONG-TERM DEBT, less current maturities - Note 4                                        81,917                    771
                                                                           ---------------------------------------------

OTHER LIABILITIES                                                                        7,578                  7,609
                                                                           ---------------------------------------------

EXCESS OF ACQUIRED NET ASSETS OVER COST                                                    514                  1,792
                                                                           ---------------------------------------------

DEFERRED INCOME TAXES                                                                        -                 19,969
                                                                           ---------------------------------------------

COMMITMENTS AND CONTINGENCIES - Note 7

PREFERRED INTEREST OF SUBSIDIARY                                                        16,400                 32,900
                                                                           ---------------------------------------------

STOCKHOLDERS' EQUITY
     15% Convertible Preferred Stock, $100 par value, authorized
          1,200,000 shares, issued and outstanding 700,000 shares,
       liquidation value $70,000 - Note 5                                               67,350                      -
     Common stock, $1 par values; authorized 35,000,000 and
       25,000,000 shares; issued 9,822,204 shares                                        9,822                  9,822
     Additional paid-in-capital                                                         58,314                 51,127
     Accumulated other comprehensive loss                                               (3,888)                (2,757)
     Other adjustments                                                                    (216)                  (518)
     Retained earnings                                                                  65,389                112,697
     Treasury stock, at cost, 1,427,821 and 1,427,446 shares,
       respectively                                                                    (20,052)               (20,038)
                                                                           ---------------------------------------------
     Total stockholders' equity                                                        176,719                150,333
                                                                           ---------------------------------------------

                                                                           ---------------------------------------------
                                                                            $          381,747      $         445,667
                                                                           =============================================

See Notes to Condensed Consolidated Financial Statements.

(A) Compiled from audited financial statements as of December 31, 2000.

                             KATY INDUSTRIES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
        THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
            (Thousands of Dollars, Except Share and Per Share Data)
                                  (Unaudited)

                                                                            Three Months Ended             Nine Months Ended

                                                                        September 30,   September 30,  September 30,  September 30,
                                                                            2001           2000           2001           2000
                                                                        -----------------------------------------------------------
Net sales                                                                $  139,458    $    155,438    $   374,547    $  428,055
Cost of goods sold                                                          118,634         128,850        320,193       344,681
                                                                        -----------------------------------------------------------
     Gross profit                                                            20,824          26,588         54,354        83,374
Selling, general and administrative                                          20,275          23,742         64,904        72,814
Impairment of long-lived assets                                                 187               -         36,144          -
Severance and restructuring charges                                           6,519           2,119         10,555         2,119
                                                                        -----------------------------------------------------------
     Operating (loss) income                                                 (6,157)            727        (57,249)        8,441
Equity in income (loss) of operations to be disposed of                         240            (270)          (324)         (897)
Interest and other, net                                                      (2,315)         (3,701)        (9,045)      (10,457)
                                                                        -----------------------------------------------------------
     Loss before provision for income taxes, distributions on
     preferred interest of subsidiary, and extraordinary loss on
     early extinguishment of debt                                            (8,232)         (3,244)       (66,618)       (2,913)
Benefit from income taxes                                                     2,881           1,128         23,316         1,011
                                                                        -----------------------------------------------------------
     Loss before distributions on preferred interest of
     subsidiary and extraordinary loss on early extinguishment of
         debt                                                                (5,351)         (2,116)       (43,302)       (1,902)
Distributions on preferred interest of subsidiary (net of tax)                 (214)           (430)        (1,069)       (1,281)
                                                                        -----------------------------------------------------------
     Loss from continuing operations before extraordinary loss on early
         extinguishment of debt                                              (5,565)         (2,546)       (44,371)       (3,183)
Extraordinary loss on early extinguishment of debt (net of tax)                   -               -         (1,182)            -
                                                                        -----------------------------------------------------------
     Net loss                                                                (5,565)         (2,546)       (45,553)       (3,183)
Gain on early redemption of preferred interest of subsidiary                      -               -          6,600             -
Payment in kind dividends on convertible preferred stock                     (1,755)              -         (1,755)            -
                                                                        -----------------------------------------------------------
     Net loss available to common shareholders                           $   (7,320)   $     (2,546)   $   (40,708)   $   (3,183)
                                                                        ===========================================================

Earnings per share - Basic and Diluted
     Loss from continuing operations                                     $    (0.87)   $      (0.30)   $     (4.71)   $    (0.38)
     Extraordinary loss on early extinguishment of debt                           -               -          (0.14)            -
                                                                        -----------------------------------------------------------
     Net loss                                                            $    (0.87)   $      (0.30)   $     (4.85)   $    (0.38)
                                                                        ===========================================================

Average shares outstanding (thousands)
     Basic                                                                    8,393           8,405          8,394         8,406
                                                                        ===========================================================
     Diluted                                                                  8,393           8,405          8,394         8,406
                                                                        ===========================================================

Dividends paid per share - common stock                                  $    0.000    $      0.075    $     0.000    $    0.225
                                                                        ===========================================================

See Notes to Condensed Consolidated Financial Statements.

                    KATY INDUSTRIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 (Thousands of dollars, except per share data)
                                  (Unaudited)

                                          Convertible                    Common                              Other
                                        Preferred Stock                  Stock               Additional     Compre-
                                   Number of         Par         Number of       Par          Paid in       hensive
                                     Shares         Value         Shares        Value         Capital        Loss
                                 --------------------------------------------------------------------------------------
Balance, January 1, 2000                    -            -       9,822,204   $    9,822    $     51,127   $     (434)

Net loss                                    -            -               -            -               -            -
Foreign currency translation
  adjustment                                -            -               -            -               -       (2,323)

Comprehensive income

Common stock dividends                      -            -               -            -               -            -
Issuance of shares under
   Stock Option Plan                        -            -               -            -               -            -
Other issuance of shares                    -            -               -            -               -            -
Purchase of Treasury Shares                 -            -               -            -               -            -

                                 --------------------------------------------------------------------------------------
Balance, December 31, 2000                  -            -       9,822,204   $    9,822    $     51,127   $   (2,757)
                                            -            -               -            -               -            -
Net loss                                    -            -               -            -               -            -
Foreign currency translation
   adjustment                               -            -               -            -               -       (1,131)

Comprehensive loss

Issuance of convertible
   preferred stock                    700,000       70,000               -            -               -            -
Direct costs related to
   issuance of convertible
   preferred stock                          -       (4,405)              -            -               -            -
Redemption of preferred
   interest in subsidiary                   -            -               -            -           6,710            -
PIK Dividend                                         1,755
Stock option grant -
   nonemployee                                                                                      477
Other                                       -            -               -            -               -            -
Balance,September 30, 2001            700,000    $  67,350       9,822,204   $    9,822    $     58,314   $   (3,888)
                                 ======================================================================================

                                    Accumulated                                Compre-
                                      Other         Retained      Treasury     hensive
                                   Adjustments      Earnings       Stock        Loss
                                 --------------------------------------------------------
Balance, January 1, 2000         $        (1,010)  $  120,689   $  (19,883)

Net loss                                       -       (5,458)           -   $   (5,458)
Foreign currency translation
  adjustment                                   -            -            -       (2,323)
                                                                             ------------
Comprehensive income                                                         $   (7,781)
                                                                             ============
Common stock dividends                         -       (2,520)           -
Issuance of shares under
Stock Option Plan                              -            -           63
Other                                        492          (14)          44
Purchase of Treasury Shares                    -            -         (262)

                                 -------------------------------------------
Balance, December 31, 2000       $          (518)  $  112,697   $  (20,038)
                                               -            -            -
Net loss                                       -      (45,553)           -   $  (45,553)
Foreign currency translation
  adjustment                                   -            -            -       (1,131)
                                                                             ------------
Comprehensive loss                                                           $  (46,684)
                                                                             ============
Issuance of convertible
preferred stock                                -            -            -
Direct costs related to
issuance of convertible
preferred stock                                -            -            -
Redemption of preferred
interest in subsidiary                         -            -            -
PIK Dividend                                           (1,755)
Stock option grant -
nonemployee
Other                                        302            -          (14)
Balance,September 30, 2001       $          (216)  $   65,389   $  (20,052)
                                 ===========================================

See Notes to Condensed Consolidated Financial Statements

                             KATY INDUSTRIES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                            (Thousands of Dollars)
                                  (Unaudited)

                                                                                           2001                  2000
                                                                                   --------------------------------------------
Cash flows from operating activities:
     Net loss                                                                       $          (45,553)    $         (3,183)
     Depreciation and amortization                                                              17,694               18,056
     Impairment of long-lived assets                                                            36,144                    -
     Net changes in assets and liabilities                                                      (4,868)             (10,708)
                                                                                   --------------------------------------------
         Net cash flows provided by (used in) operating activities                               3,417               (4,165)
Cash flows from investing activities:
     Capital expenditures                                                                       (8,694)             (11,728)
     Proceeds from sale of assets                                                                   98                  850
     Collections of notes receivable                                                               113                  167
     Proceeds from sale of subsidiaries                                                          1,576                    -
                                                                                   --------------------------------------------
         Net cash flows used in investing activities                                            (6,907)             (10,711)
Cash flows from financing activities:
     Net borrowings on Former Credit Agreement, prior to Recapitalization                       11,300                4,998
     Repayment of borrowings under Former Credit Agreement at
         Recapitalization                                                                     (144,300)                   -
     Proceeds on initial borrowings from New Credit Agreement at
         Recapitalization                                                                       93,211                    -
     Net repayments on New Credit Agreement, following Recapitalization                         (6,066)                   -
     Fees and costs associated with New Credit Agreement                                        (6,507)                   -
     Proceeds from issuance of Convertible Preferred Stock                                      70,000                    -
     Direct costs related to issuance of Convertible Preferred Stock                            (4,405)                   -
     Redemption of preferred interest of subsidiary                                             (9,900)                   -
     Payment of dividends                                                                         (630)              (1,892)
     Purchase of treasury shares                                                                     -                 (262)
     Other                                                                                          83                   83
                                                                                   --------------------------------------------
         Net cash flows provided by financing activities                                         2,786                2,877
Effect of exchange rate changes on cash and cash equivalents                                         3                    -
                                                                                   --------------------------------------------
Net decrease in cash and cash equivalents                                                         (701)              (3,669)
Cash and cash equivalents, beginning of period                                                   2,459               10,643
                                                                                   --------------------------------------------
Cash and cash equivalents, end of period                                                         1,758                6,974
Cash of operations to be disposed of                                                               (97)                (743)
                                                                                   --------------------------------------------
Cash and cash equivalents of continuing operations                                  $            1,661     $          6,231
                                                                                   ============================================

See Notes to Condensed Consolidated Financial Statements.

                             KATY INDUSTRIES, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 2001
                                  (Unaudited)

(1)  Significant Accounting Policies
     -------------------------------

Consolidation Policy
--------------------

         The condensed consolidated financial statements include, on a consolidated basis, the accounts of Katy Industries, Inc. and subsidiaries in which it has a greater than 50% interest, collectively "Katy" or the "Company". All significant intercompany accounts, profits and transactions have been eliminated in consolidation. Investments in affiliates that are not majority owned and where the Company does exercise significant influence are reported using the equity method. The condensed consolidated financial statements at September 30, 2001 and December 31, 2000 and for the three and nine month periods ended September 30, 2001 and September 30, 2000 reflect adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of financial condition and results of operations. Interim figures are subject to year-end adjustments and may not be indicative of results to be realized for the entire year. The condensed consolidated financial statements and notes thereto, should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

Recently Issued Accounting Pronouncement
----------------------------------------

         In June 2001, the Financial Accounting Standards Board authorized the issuance of Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001. SFAS No. 141 requires intangible assets to be recognized if they arise from contractual or legal rights or are "separable", i.e., it is feasible that they may be sold, transferred, licensed, rented, exchanged or pledged. As a result, it is likely that more intangible assets will be recognized under SFAS No. 141 than its predecessor, Accounting Principles Board ("APB") Opinion No.16 although in some instances previously recognized intangibles will be subsumed into goodwill.

         Under SFAS No. 142, goodwill will no longer be amortized on a straight line basis over its estimated useful life, but will be tested for impairment on an annual basis and whenever indicators of impairment arise. The goodwill impairment test, which is based on fair value, is to be performed on a reporting unit level. A reporting unit is defined as an operating segment determined in accordance with SFAS No. 131 or one level lower. Goodwill will no longer be allocated to other long-lived assets for impairment testing under SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. Additionally, goodwill on equity method investments will no longer be amortized; however, it will continue to be tested for impairment in accordance with APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. Under SFAS No. 142 intangible assets with indefinite lives will not be amortized. Instead they will be carried at the lower of cost or market value and tested for impairment at least annually. All other recognized intangible assets will continue to be amortized over their estimated useful lives.

         SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 although goodwill on business combinations consummated after July 1, 2001 will not be amortized. On adoption the Company may need to record a cumulative effect adjustment to reflect the impairment of previously recognized intangible assets. In addition, goodwill on prior business combinations will cease to be amortized. The Company is unable at this time to determine the impact that this Statement will have on intangible assets at the time of adoption in the first quarter of 2002, or whether a cumulative effect adjustment will be required upon adoption. During the second quarter of 2001, the Company recorded an impairment of $33.0 million on the long-lived assets of it mop, broom and brush division, as discussed in Note 3. However, even considering this impairment, the terms of the recently completed recapitalization of the Company (the "Recapitalization," see Note 2) indicate that the fair value of the Company may be less than the carrying value represented on the condensed consolidated balance sheets. Therefore, the Company recognizes the possibility of impairments of goodwill and certain intangibles upon adoption in the first quarter of 2002.

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

Operations to be Disposed Of
----------------------------

         The historical operating results for "Operations to be Disposed Of" have been segregated as "Equity in income (loss) of operations to be disposed of" on the accompanying condensed consolidated statements of operations for all periods presented. The related assets and liabilities have been separately identified on the condensed consolidated balance sheets as "Net current liabilities of operations to be disposed of" or "Net noncurrent assets of operations to be disposed of". Operations to be disposed of have not been segregated on the condensed consolidated statements of cash flows.

Inventories
-----------

The components of inventories are as follows:

                                      September 30,        December 31,
                                           2001                2000
                                   ---------------------------------------
                                           (Thousands of Dollars)

 Raw materials                      $           33,478     $        38,736
 Work in progress                                3,274               3,269
 Finished goods                                 43,684              61,063
                                   ---------------------------------------
                                    $           80,436     $       103,068
                                   =======================================

         At September 30, 2001 and December 31, 2000, 37% and 34% respectively, of the Company's inventories were accounted for using the last-in, first-out ("LIFO") method of costing, while the remaining inventories were accounted for using the first-in, first-out ("FIFO") method. Current cost, as determined using the FIFO method, exceeded LIFO cost by $1.9 million at September 30, 2001 and $1.7 million at December 31, 2000.

         During the third quarter of 2001, Katy recorded $2.6 million of inventory valuation adjustments, primarily at its electrical products distribution business. During the second quarter of 2001, Katy recorded $2.1 million of inventory valuation adjustments. These adjustments resulted from the impact of lower sales or product line discontinuances during 2001, and management strategies to reduce SKU's and monetize aged inventory. During the first quarter of 2001, Katy recorded $3.3 million of inventory valuation adjustments associated with the exit from the electrical licensed branded product lines.

Earnings Per Share
------------------

         There was no dilutive impact on earnings for the three and nine month periods ended September 30, 2001 and September 30, 2000, respectively, as a result of net losses reported for those periods.

(2)  Recapitalization
     ----------------

         On June 28, 2001, Katy announced that it had completed a recapitalization of the Company (referred to as the "Recapitalization"). Katy had reached a definitive agreement on June 2, 2001 with KKTY Holding Company, LLC. ("KKTY"), an affiliate of Kohlberg Investors IV, L.P. ("Kohlberg") for the Recapitalization. On June 28, 2001, 1) Katy shareholders approved proposals to effectuate the transaction at their annual meeting, including classification of the board of directors into two classes with staggered terms, and 2) Katy, KKTY and a syndicate of banks agreed to a new credit facility (referred to as the "New Credit Agreement") to finance the transaction and the future operations of Katy. Under the terms of the Recapitalization, directors designated by KKTY represent a majority of Katy's Board of Directors. Pursuant to the shareholder vote at the annual meeting, four of the elected directors are considered Class I directors, and were elected for one year terms. These directors include C. Michael Jacobi, the new President and CEO, and three directors who were not designated by KKTY. Five of the elected directors are considered Class II directors, and will serve a two year term. All of the Class II directors are designees of KKTY.

     Under terms of the Recapitalization, KKTY purchased from Katy 700,000 shares of newly issued preferred stock, $100 par value per share (referred to as the "Convertible Preferred Stock"), which is convertible into 11,666,666 common shares, for an aggregate purchase price of $70.0 million (Note 5, Convertible Preferred Stock, for a description of these securities). The Recapitalization allowed Katy to retire obligations it had under its former revolving credit agreement (referred to as the "Former Credit Agreement"), which was agented by Bank of America. In connection with the Recapitalization, Katy entered the New Credit Agreement, agented by Bankers Trust Company.

     Also in connection with the Recapitalization, the Company entered into an agreement with the holder of the preferred interest in its Contico International, LLC subsidiary to redeem at a discount approximately half of such interest, plus accrued distributions thereon, which had a stated value prior to the Recapitalization of $32.9 million. Katy utilized approximately $10.2 million of the proceeds from the issuance of the Convertible Preferred Stock for this purpose. The difference between the amount paid on redemption and the stated value of preferred interest redeemed ($6.7 million) was recognized as an increase to Additional Paid in Capital on the Condensed Consolidated Balance Sheets. The holder of the remaining preferred units will retain approximately 50% of the preferred interest, or a stated value of $16.4 million. Following is summary of the sources and uses of funds involved at the consummation of the Recapitalization:

         (Thousands of Dollars)
         Sources:
         -------
         Issuance of Convertible Preferred Stock                                  $           70,000
         Borrowings under the New Credit Agreement                                            93,211
                                                                                  ------------------
                                                                                  $          163,211
                                                                                  ==================
         Uses:
         ----
         Paydown of obligations under the Former Credit Agreement                 $          144,924
         Purchase of one-half of preferred interest of subsidiary at a discount               10,222
         Certain costs associated with the recapitalization                                    8,065
                                                                                  ------------------
                                                                                  $          163,211
                                                                                  ==================

(3)  Impairments of Long-Lived Assets
     --------------------------------

     During the second quarter of 2001, the Company recorded an impairment of certain long-lived assets, including goodwill and certain intangible assets, of its mop, broom and brush division. The division had experienced consistently worsening operating results for a number of periods, causing the Company to evaluate the division for impairment. While the Company had plans to improve the division's performance, the then current sales levels and operating results did not support the pre-impairment carrying value of certain long-lived assets and would not be recoverable through forecasted future cash flows. A determination of the division's fair value was made using the income approach, specifically, a discounted cash flow analysis using the same cash flow stream used to initially determine that an impairment existed. The adjustment to record at fair value amounted to a reduction of goodwill amounting to $21.6 million and a reduction to other intangible assets of $11.4 million, for a total reduction of the division's carrying value of $33.0 million.

     Also during the nine months ended September 30, 2001, the Company recorded other impairments of long-lived assets totaling $3.1 million. These impairments were primarily the result of management decisions regarding the discontinuance of utilization of certain capitalized assets.

(4)  Indebtedness
     ------------

          In connection with the Recapitalization, Katy refinanced its outstanding debt obligations under the Former Credit Agreement with a secured, asset-based lending arrangement. The New Credit Agreement, which provides for a total borrowing facility of $140.0 million, has a $30.0 million Term Loan portion with a final maturity date of June 30, 2006, and quarterly repayments of $1,500,000, beginning September 30, 2001. The remaining portion of the New Credit Agreement is a $110.0 million Revolving Credit Facility that also has a final maturity date of June 30, 2006. The borrowing base of the Revolving Credit Facility is determined by eligible inventory and accounts receivable of the Company. All extensions of credit to the Company are secured by a first priority perfected security interest in and lien upon the capital stock of each material domestic subsidiary (65% of the capital stock of each material foreign subsidiary), and all present and future assets and properties of the Company. Customary financial covenants and restrictions on the payment of dividends apply to the New Credit Agreement. Interest accrues on these obligations at prime plus 175 basis points on base rate loans and an adjusted Eurodollar rate plus 275 basis points on Eurodollar rate loans until the close of the second quarter of 2002. Following that, interest will be based on the Company's consolidated leverage ratio, as defined in the New Credit Agreement.

                                                                                  September 30,          December 31,
                                                                                      2001                   2000
                                                                              -----------------------------------------
                                                                                         (Thousands of Dollars)
  Revolving loans payable under Former Credit Agreement, interest at
     various LIBOR rates (7.41% - 8.75%), due through 2001, unsecured          $                -      $        133,838
  Term loans payable under New Credit Agreement, interest based on
     Prime Rate (5.44%-7.75%), due through 2006                                            30,000                     -
  Revolving loans payable under New Credit Agreement, interest based on
     Prime Rate (5.44%-7.75%), due through 2006                                            57,203                     -
  Real estate and chattel mortgages, with interest at fixed rates (7.14%),
     due through 2013                                                                         781                     -
  Less current maturities                                                                  (6,067)             (133,067)
                                                                              -----------------------------------------
  Long-term debt                                                               $           81,917      $            771
                                                                              =========================================

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

(5)  Convertible Preferred Stock
     ---------------------------

     As discussed in Note 2, Recapitalization, above, KKTY purchased from Katy 700,000 shares of newly issued Convertible Preferred Stock, $100 par value per share, which is convertible into 11,666,666 common shares, for an aggregate purchase price of $70.0 million. The Convertible Preferred shares are entitled to a 15% payment in kind ("PIK") dividend (that is, dividends in the form of additional shares of Convertible Preferred Stock), compounded annually, which started accruing on August 1, 2001, and are payable on the first day in August of 2002. No dividends will accrue or be payable after December 31, 2004. If converted, the 11,666,666 common shares, along with the 291,667 equivalent common shares paid to KKTY as PIK dividends through September 30, 2001, would represent 58.8% of the outstanding shares of common stock as of September 30, 2001, excluding outstanding options. If the holder continues to hold the Convertible Preferred Stock for the three year and five month period, it will receive an aggregated total of 431,555 shares of Convertible Preferred Stock, which would be convertible into an additional 7,192,598 shares of common stock. The shares of common stock issuable on the conversion of the Convertible Preferred Stock issued at closing, together with the shares of common stock issuable on the conversion of the Convertible Preferred Stock issuable through the PIK dividend, would represent 69.2% of the outstanding common shares of common stock, excluding outstanding options. The accrual of the PIK dividends for August and September of 2001 was recorded as a charge to Retained Earnings and an increase to Convertible Preferred Stock. The dividends were recorded at fair value, reduced earnings available to common shareholders in the calculation of basic earnings per share, and are presented on the Condensed Consolidated Statement of Operations as an item to arrive at Net Loss Available to Common Shareholders.

     The Convertible Preferred Stock is convertible at the option of the holder at any time after the earlier of 1) June 28, 2006, 2) board approval of a merger, consolidation or other business combination involving a change in control of the Company, or a sale of all or substantially all of the assets or liquidation of the Company, or 3) a contested election for directors of the Company nominated by KKTY. The preferred shares 1) are non-voting (with limited exceptions), 2) are non-redeemable, except in whole, but not in part, at the Company's option at any time after June 30, 2021, 3) are entitled to receive cumulative PIK dividends, as mentioned above, at a rate of 15% percent, 4) have no preemptive rights with respect to any other securities or instruments issued by the Company, and 5) have registration rights with respect to any common shares issued upon conversion of the Convertible Preferred Stock. The Convertible Preferred Stock has a liquidation preference of $100.00 per share, par value, before any distribution could be made to common shareholders.

     The Company incurred approximately $4.4 million of direct costs related to the issuance of the Convertible Preferred Stock, including $1.7 million paid to Kohlberg (who worked on behalf of KKTY) for consulting fees and out-of-pocket expenses relating to due diligence and structuring of the Recapitalization. These costs have been netted against the stated amount of the Convertible Preferred Stock on the condensed consolidated balance sheets.

(6)  Employment Agreements and Stock Option Grants
     ---------------------------------------------

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

     On September 4, 2001, the Company entered into an employment agreement with Amir Rosenthal, Vice President, Chief Financial Officer and General Counsel. To induce Mr. Rosenthal to enter into the employment agreement, on September 4, 2001, the Compensation Committee of the Board of Directors approved the Katy Industries, Inc. 2001 Chief Financial Officer's Plan. Under this plan, Mr. Rosenthal will be granted 123,077 stock options. Mr. Rosenthal will also be granted 76,923 stock options under the Company's 1997 Incentive Plan. All stock options granted to Mr. Rosenthal will vest over a three year period provided that certain performance measures are met in each year.

(7)  Commitments and Contingencies
     -----------------------------

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

     The Company and certain of its current and former direct and indirect corporate predecessors, subsidiaries and divisions have been identified by the United States Environmental Protection Agency, state environmental agencies and private parties as potentially responsible parties ("PRPs") at a number of hazardous waste disposal sites under the Comprehensive Environmental Response, Compensation and Liability Act ("Superfund") or equivalent state laws and, as such, may be liable for the cost of cleanup and other remedial activities at these sites. Responsibility for cleanup and other remedial activities at a Superfund site is typically shared among PRPs based on an allocation formula. Under the federal Superfund statute, parties could be held jointly and severally liable, thus subjecting them to potential individual liability for the entire cost of cleanup at the site. Based on its estimate of allocation of liability among PRPs, the probability that other PRPs, many of whom are large, solvent, public companies, will fully pay the costs apportioned to them, currently available information concerning the scope of contamination, estimated remediation costs, estimated legal fees and other factors, the Company has recorded and accrued for indicated environmental liabilities in the aggregate amount of approximately $3.0 million at September 30, 2001. The ultimate cost will depend on a number of factors and the amount currently accrued represents management's best current estimate of the total cost to be incurred.

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

(8)  Industry Segment Information
     ----------------------------

     The Company is a manufacturer and distributor of a variety of industrial and consumer products, including sanitary maintenance supplies, coated abrasives, stains, and electrical and electronic components. Principal markets are in the United States, Canada and Europe, and include the sanitary maintenance, restaurant supply, retail, electronic, automotive, and computer markets. These activities are grouped into two reporting segments:
Electrical/Electronics and Maintenance Products.

The tables below summarize financial information by segment:

                                                          Three Months Ended                     Nine Months Ended
                                                    September 30,     September 30,      September 30,      September 30,
                                                         2001              2000               2001              2000
                                                   -----------------  ---------------    ---------------   ----------------
                                                                          (Thousands of Dollars)
Electrical/Electronics
     Net external sales                              $    53,405        $    62,247        $   119,758       $  146,341
     Net intercompany sales                               24,986             22,383             42,605           43,886
     Income (loss) from operations                           353              2,615             (4,080)           5,087
     Operating margin                                        0.7%               4.2%              (3.4%)            3.5%
     Depreciation & amortization                             441                722              1,522            2,162
     Impairment of long-lived assets                         187                  -                751                -
     Identifiable assets                                  98,995            127,963             98,995          127,963
     Capital expenditures                                    593                208              1,445            1,393

Maintenance Products
     Net external sales                                   86,053             93,191            254,788          281,714
     Net intercompany sales                                3,445              2,295             10,476            6,844
     Income (loss) from operations                         1,907              1,181            (35,606)          10,811

     Operating margin                                        2.2%               1.3%             (14.0%)            3.8%
     Depreciation & amortization                           4,876              4,957             15,732           15,358
     Impairment of long-lived assets                           -                  -             34,547                -
     Identifiable assets                                 245,744            314,808            245,744          314,808
     Capital expenditures                                  2,182              3,051              6,679            9,575

Operations to be Disposed Of
     Net external sales                                    1,033                838              5,997            2,474
     Net intercompany sales                                    -                  -              2,424                -
     Loss from operations                                    (81)              (127)            (1,690)          (1,191)
     Operating margin                                       (7.8%)            (15.2%)            (28.2%)          (48.1%)
     Depreciation & amortization                              38                 39                165               76
     Impairment of long-lived assets                           -                  -                846                -
     Identifiable assets                                  19,541             18,610             19,541           18,610
     Equity investments                                    7,427              7,204              7,427            7,204
     Capital expenditures                                      -                  -                495              755

                                                          Three Months Ended                     Nine Months Ended
                                                    September 30,     September 30,      September 30,      September 30,
                                                        2001               2000               2001              2000
                                                   ----------------   ---------------    ---------------   ----------------
                                                                          (Thousands of Dollars)
Corporate

    Corporate expenses                                    (8,418)            (2,310)           (16,717)          (7,457)
    Depreciation & amortization                               59                 39                275              460
    Identifiable assets                                   18,707             19,412             18,707           20,700
    Capital expenditures                                      75                  -                 75                5

Company
    Net external sales                               $   140,491        $  156,276         $   380,544       $  430,529
    Net intercompany sales                                28,431            24,678              53,083           50,730
    Income (loss) from operations                         (6,239)              555             (58,093)           7,250
    Operating margin                                        (4.4%)             0.4%              (15.3%)            1.7%
    Depreciation & amortization                            5,414             6,150              17,694           18,056
    Impairment of long-lived assets                          187                 -              36,144                -
    Identifiable assets                                  382,988           482,081             382,988          482,081
    Capital expenditures                                   2,850             3,264               8,694           11,728

     The following tables reconcile the Company's total revenues, operating income and assets to the Company's condensed consolidated statements of operations and condensed consolidated balance sheets.

                                                          Three Months Ended                     Nine Months Ended
                                                    September 30,     September 30,       September 30,     September 30,
                                                        2001               2000               2001              2000
                                                   ----------------   ---------------    ----------------  --------------
                                                                          (Thousands of Dollars)
Revenues
      Total net sales for reportable segments        $   168,922        $    180,954       $    433,627      $  481,259
      Elimination of net intercompany sales              (28,431)            (24,678)           (53,083)        (50,730)
      Net sales included in equity in income of
         operations to be disposed of                     (1,033)               (838)            (5,997)         (2,474)
                                                   ----------------   ---------------    ---------------   --------------
      Total consolidated net sales                   $   139,458        $    155,438       $    374,547      $  428,055
                                                   ================   ===============    ===============   ==============

Operating (loss) income
      Total  income  (loss)  from  operations  for   $    (6,239)       $        555       $    (58,093)     $    7,250
      reportable segments
      Operating   loss   included   in  equity  in
      income of operations to be disposed of                  82                 172                844           1,191
                                                   ----------------   ---------------    ---------------   --------------
      Total consolidated operating income (loss)     $    (6,157)       $        727       $    (57,249)     $    8,441
                                                   ================   ===============    ===============   ==============

Assets
      Total assets for reportable segments           $   382,988        $   482,081        $    382,988      $   482,081
      Liabilities included in net assets from
      operations to be disposed of                             -             (1,131)                  -           (1,131)
      Assets included in net liabilities from
      operations to be disposed of                        (1,241)                 -              (1,241)               -
                                                   ----------------   ---------------    ---------------   --------------
      Total consolidated assets                      $   381,747        $   480,950        $    381,747      $   480,950
                                                   ================   ===============    ===============   ==============

(9)  Comprehensive Income (Loss)
     --------------------------

Comprehensive income (loss) for the nine months ended September 30, 2001 and 2000 are as follows:

                                                      2001          2000
                                                  -----------    ----------
  (Thousands of Dollars)
Net loss                                          $  (45,553)    $  (3,183)
Foreign currency translation adjustments              (1,131)       (2,521)
                                                  -----------    ----------
Comprehensive loss                                $  (46,684)    $  (5,704)
                                                  ===========    ==========

(10) Restructuring Charges
     ---------------------

     During the third quarter of 2001, the Company recorded $6.5 million of severance and restructuring charges, of which $5.1 million related to the payment or accrual of severance and other payments associated with the management transition as a result of the Recapitalization. The Company anticipates recognizing an additional $0.4 million of expense in the fourth quarter related to final charges for severance and other payments related to management transitions. All of these amounts have been or are expected to be paid during 2001. Additionally, $1.0 million of costs were incurred related primarily to outside consultants working with the Company on strategic operational and financial strategies. Included in this amount is a charge of $0.5 million for the fair value of stock options awarded to this non-employee firm. All of the remaining $0.5 million of costs were paid during the third quarter.

     During the second quarter of 2001, the Company's consumer and institutional plastics division undertook restructuring efforts that resulted in severance payments to various individuals. Forty three employees, including two members of Contico and Katy executive management, received severance benefits. Total severance costs were $1.6 million. Approximately 63% of these costs were paid through the end of the third quarter.

     Also during the second quarter of 2001, the Company recognized severance and exit costs associated with the closing of a warehouse facility and consolidation of certain administrative functions, both of which relate to the mop, broom and brush business. Seven warehouse employees and 19 administrative employees were being affected by these actions. Total severance and exit costs associated with these efforts were $0.4 million. Approximately 41% of these costs had been paid through the end of the third quarter of 2001.

     Katy incurred charges for non-cancelable rent and other exit costs associated with the planned closure of its Englewood, Colorado corporate office. Total costs recognized in the second quarter of 2001 were $0.7 million, none of which have been paid through the end of the third quarter.

     During the first quarter of 2001, the Company's Woods Industries division undertook a restructuring effort that involved reductions in senior management headcount as well as facilities closings. The Company closed facilities in Loogootee and Bloomington, Indiana, as well as the Hong Kong office of Katy International, a subsidiary which coordinates sourcing of products from Asia. Sixteen management and administrative employees received severance packages. Total severance and other exit costs were $0.7 million. Approximately 50% of these costs were paid through the end of the third quarter.

     During the third and fourth quarters of 2000, the Company implemented a workforce reduction that reduced headcount by approximately 90. Employees affected were primarily in general and administrative functions, with the largest number of affected employees coming from the Maintenance Products Segment.

     The workforce reduction included severance and related costs for certain employees. Total severance and related costs were $2.5 million pre-tax, which are included as selling, general and administrative expenses in the consolidated statements of operations. Approximately 72% of these costs were paid through the end of the third quarter of 2001.

     Severance expenses and exit costs are shown separately on the Consolidated Statements of Operations. As of September 30, 2001, accrued severance and exit costs totaled $5.0 million, which will be paid through the year 2006. The table below summarizes the future obligation for the programs described:

                                          (Thousands of Dollars)

                 2001                            $         3,501
                 2002                                      1,133
                 2003                                        264
                 2004                                         55
                 2005                                         55
                 2006                                         22
                                                 ---------------
                 Total payments                  $         5,030
                                                 ===============

               Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               ------------------------------------------------
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------

RESULTS OF OPERATIONS

Three months Ended September 30, 2001 and 2000
----------------------------------------------

     Following are summaries of sales and operating income (loss) for the three months ended September 30, 2001 and 2000 by industry segment (Thousands of Dollars):

                                                           Increase (Decrease)
                                          2001       2000    Amount   Percent
                                       ---------------------------------------

Net Sales
---------

Electrical/Electronics                 $53,405    $62,247    $(8,842)   (14.2)%
Maintenance Products                    86,053     93,191     (7,138)    (7.7)%
Operations to be Disposed Of             1,033        838        195     23.3%

Operating Income (Loss)
-----------------------

Electrical/Electronics                 $   353    $ 2,615    $(2,262)   (86.5)%
Maintenance Products                     1,907      1,181        726     61.5 %
Operations to be Disposed Of               (81)      (127)        46     36.2 %


     The Electrical/Electronics Group's sales decreased as a result of lower sales at the consumer electric corded business in both the U.S. and Canada, and at the electrical parts and accessories business. General economic conditions impacting the retail markets impacted the electrical corded business, and the weaker market for electronic component parts and accessories, both contributed to this decrease. Also, during 2000, the Company's Thorsen Tool business was classified in the Electrical/Electronics group. This business was sold during the second quarter of 2001, accounting for approximately $2.4 million of the noted decrease.

     The Group's operating income decreased as a result of lower gross margins and several unusual adjustments recorded in the third quarter of 2001. Margins were lower in the consumer electric corded businesses in the U.S. and Canada, with a reduction in volume being a prime contributor to these shortfalls. Significant unusual adjustments that impacted operating income included increases to inventory reserves at the electrical parts and accessories business of $1.8 million, and at the consumer electrical corded businesses of $0.5 million, receivables valuation adjustments of $0.2 million, and an impairment charge on machinery and equipment of $0.2 million. In the third quarter of 2000, the Group recorded severance charges of $0.1 million, and incurred a charge of $0.8 million related to a product recall.

     Sales from the Maintenance Products Group decreased as a result of lower sales at the consumer and institutional plastics business and the mop, broom and brush business. The reductions were due primarily to softer demand in both consumer markets and janitorial/sanitation markets. Specific customer losses have impacted the mop, broom and brush business, which is recovering from operational difficulties experienced during 2000.

     The Group's operating income increased primarily due to improved profitability at the mop, broom and brush business and the institutional abrasives business, offset by lower profitability at the consumer and institutional plastics business. The mop, broom and brush business is beginning to stabilize after experiencing operational difficulties beginning in early 2000. Sales volume pressures on fixed costs and other overhead negatively impacted profitability in the consumer and institutional plastics business. There were several unusual items recorded in the Group during the third quarter of 2001, including a decrease to the Company's LIFO inventory accounting reserve of $1.1 million, which was offset by a receivables valuation charge related to a bankrupt customer of $0.4 million, and other restructuring and reorganization charges of $0.3 million. During the third quarter of 2000, the Group recorded severance charges of $1.1 million and an increase to the LIFO inventory accounting reserve of $0.9 million.

     Sales from Operations to be Disposed Of increased as a result of higher sales at the waste-to-energy facility. Operating income was higher in 2001 due to reduced maintenance costs at the facility.

     Expenses in the corporate segment were higher only because of the incurrence of costs for payment or accrual of severance and other payments associated with the management transition as a result of the Recapitalization. Excluding these items, corporate expenses were lower year over year, mainly due to reduced headcount.

     Excluding certain unusual items, many of which were mentioned above, selling, general and administrative costs as a percentage of net sales improved slightly from 2000, even as sales decreased significantly, evidencing the Company's efforts to control costs.

     Interest and other, net decreased both as a result of a lower level of interest-bearing borrowings and lower rates applied to the borrowings outstanding under the New Credit Agreement versus the Former Credit Agreement.

Nine months Ended September 30, 2001
------------------------------------

     Following are summaries of sales and operating income for the nine months ended September 30, 2001 and 2000 by industry segment (Thousands of Dollars):

                                                           Increase (Decrease)
                                         2001       2000    Amount    Percent
                                     -----------------------------------------
Net Sales
---------

Electrical/Electronics               $119,758   $146,341   $(26,583)    (18.2)%
Maintenance Products                  254,788    281,714    (26,926)     (9.6)%
Operations to be Disposed Of            5,997      2,474      3,523     142.4%

Operating Income (Loss)
-----------------------

Electrical/Electronics               $ (4,080)  $  5,087   $ (9,167)   (180.2)%
Maintenance Products                  (35,606)    10,811    (46,417)   (429.3)%
Operations to be Disposed Of           (1,690)    (1,191)      (499)    (41.9)%

     The Electrical/Electronics Group's sales decreased as a result of lower sales at the consumer electric corded business in both the U.S. and Canada, and at the electrical parts and accessories business. General economic conditions impacting the retail markets impacted the electrical corded business, and the weaker market for electronic component parts and accessories, both contributed to this decrease. Also, during 2000, the Company's Thorsen Tool business was classified in the Electrical/Electronics group. This business was sold during the second quarter of 2001, accounting for approximately $3.8 million of the noted decrease.

     The Group's operating income decreased primarily as a result of unusual charges incurred. In addition to the unusual items mentioned in the three month discussion, significant unusual adjustments from the second quarter that impacted operating income included increases to inventory reserves at the consumer electric corded business and the electrical parts and accessories business of $0.9 million, an impairment of capitalized software costs of $0.5 million, and a charge for additional reserves for contingent liabilities of $0.5 million. Also, the consumer electric corded business incurred unusual first quarter charges, including severance and restructuring charges relating to the closing of two satellite facilities ($0.7 million), and inventory losses incurred relating to the exit of certain licensed branded product lines ($3.3 million). Excluding these items, operating income was down approximately $0.8 million, with lower results at the electrical parts and accessories business and the Canadian consumer electric corded business offset by improved performance at the U.S. consumer electric corded business and the precision metal rolling business. In the first nine months of 2000, the Group recorded severance charges amounting to $0.1 million and incurred a charge related to a product recall totaling $0.8 million.

     The sales from the Maintenance Products Group decreased primarily as a result of lower sales at the consumer and institutional plastics business and the mop, broom and brush business. The reductions were due primarily to softer demand in both retail markets and janitorial/sanitation markets. Specific customer losses have impacted the mop, broom and brush business, which is recovering from operational difficulties experienced during 2000.

     The Group's operating income decreased due to both the recognition of a number of unusual charges, as well as margin pressures in the underlying businesses. Volume-related margin declines in the consumer and institutional plastics businesses were the primary reasons for the decline from an operating standpoint. Pricing pressures in the abrasives business also contributed to the decline. In addition to the unusual items mentioned in the three month discussion, during the second quarter of 2001 the Group recorded impairments of long-lived assets of $34.5 million, most significantly goodwill and intangibles at the mop, broom and brush division. Also during the second quarter, unusual items recorded included severance and restructuring ($2.0 million), inventory valuation adjustments ($1.1 million), and reserves for exposure relating to a bankrupt former customer ($0.2 million). During the first quarter the plastics business recorded a charge to increase its LIFO inventory accounting reserve ($1.3 million). The Group recorded severance charges in the first nine months of 2000 amounting to $1.1 million and an increase to the LIFO inventory accounting reserve of $0.9 million.

     Sales from Operations to be Disposed Of were higher mainly because of the inclusion of the Thorsen Tools business in this category for the first five months of 2001 prior to its sale. Income from Operations to be Disposed Of were lower as a result of impairments recorded in the first quarter related to the Thorsen Tools business.

     The corporate group incurred significant costs during the first nine months of the year ($3.0 million) related to the Recapitalization. It should be noted that other costs were incurred related to the Recapitalization that were not recognized as part of operating income. Approximately $4.3 million of costs were netted against preferred equity, $6.7 million of costs related to the New Credit Agreement were capitalized to the balance sheet and will be amortized, and $1.8 million (pre-tax) of previously capitalized debt costs related to the Former Credit Agreement were written off as an extraordinary charge. Also, the corporate group incurred costs for severance and restructuring during the first nine months of 2001 totaling $7.3 million, mainly related to severance and other payments associated with the management transition as a result of the Recapitalization. The corporate group incurred severance charges of $0.9 million during the first nine months of 2000. Excluding these items, costs in the corporate group were lower, due mainly to reduced headcount.

     Excluding certain unusual items, many of which were mentioned above, selling, general and administrative costs as a percentage of net sales improved slightly from 2000, even as sales decreased significantly, evidencing the Company's efforts to control costs.

     Interest and other, net was lower than in 2000, due to a combination of significantly lower borrowings during the third quarter (post-Recapitalization) year over year, and lower rates of interest applied to borrowings.

LIQUIDITY AND CAPITAL RESOURCES

   The Company's liquidity and capital resources were impacted significantly by the end of the second quarter of 2001 as a result of the completion of the Recapitalization. As a result of the Recapitalization, the Company had borrowings outstanding under the New Credit Agreement at June 30, 2001 of $89.2 million, which was reduced to $88.0 million at September 30, 2001, $6.1 million of which is due within one year, compared to borrowings under the Former Credit Agreement at December 31, 2000 of $133.0 million, all of which was due within one year. Following is a summary of the sources and uses of funds involved at the consummation of the Recapitalization:


     (Thousands of Dollars)

     Sources:
     --------
     Purchase of Convertible Preferred Stock                                              $     70,000
     Borrowings under the New Credit Agreement                                                  93,211
                                                                                          ------------
                                                                                          $    163,211
                                                                                          ============
     Uses:
     -----
     Paydown of obligations under the Former Credit Agreement                             $    144,924
     Purchase of one half of preferred interest of subsidiary at a discount                     10,222
     Certain costs associated with the recapitalization                                          8,065
                                                                                          ------------
                                                                                          $    163,211
                                                                                          ============

     The Company feels that its liquidity and financial strength will be increased as a result of the cash infusion by the purchaser of the Convertible Preferred Stock and borrowing availability under the New Credit Agreement. The New Credit Agreement, which provides for a total borrowing facility of $140.0 million, has a $30.0 million Term Loan portion with a final maturity date of five years after the closing of the transaction and quarterly repayments of $1,500,000, beginning September 30, 2001. The Term Loan is based on orderly liquidation values of the Company's property, plant and equipment. The New Credit Agreement has a $110.0 million Revolving Credit Facility that also has a final maturity date of June 28, 2006. The borrowing base of the Revolving Credit Facility is determined by eligible inventory and accounts receivable of the Company. All extensions of credit to the Company are secured by a first priority perfected security interest in and lien upon the capital stock of each material domestic subsidiary (65% of the capital stock of each material foreign subsidiary), and all present and future assets and properties of the Company. Customary financial covenants apply under the New Credit Agreement. Interest accrues on these obligations going forward at approximately 275 basis points over a Eurodollar rate. Total debt was 31.2% of total capitalization at September 30, 2001.

     As the result of an agreement related to the Recapitalization, the Company reduced the amount outstanding of the preferred interest in the Contico subsidiary by acquiring approximately one-half of such interest at a significant discount. This will result in a reduction of preferred distributions required to be made annually by approximately $1.3 million.

     Excluding current maturities of indebtedness, working capital decreased $21.4 at September 30, 2001 from December 31, 2000. Inventories decreased approximately $22.6 million during this time frame. Approximately $8.1 million of this decrease was attributable to valuation adjustments, and $.2 million of the decrease was due to an increase to the LIFO inventory reserve. The remaining decrease was due to operational reactions to lower sales levels and focus on monetizing aged inventory. These decreases in working capital were offset by lower accounts payable compared to year-end 2000.

     Katy expects to commit an additional $6.0 million for capital projects in the continuing businesses during the remainder of the year for a total of approximately $15.0 million during 2000. Funding for these expenditures and for working capital needs is expected to be accomplished through the use of available cash under the New Credit Agreement and internally generated funds. While a total of $140.0 million is available under the New Credit Agreement, Katy's borrowing base is limited under the Revolving Credit Facility by eligible accounts receivable and inventory. However, Katy feels that the New Credit Agreement provides sufficient liquidity for the Company's operations going forward. The Company is considering options to de-leverage its financial position further by divesting certain of its businesses.

RESTRUCTURING CHARGES
---------------------

     During the third quarter of 2001, the Company recorded $6.5 million of severance and restructuring charges, of which $5.1 million related to the payment or accrual of severance and other payments associated with the management transition as a result of the Recapitalization. The Company anticipates recognizing an additional $0.4 million of expense in the fourth quarter related to final charges for severance and other payments related to management transitions. All of these amounts have been or are expected to be paid during 2001. Additionally, $1.0 million of costs were incurred related primarily to outside consultants working with the Company on strategic operational and financial strategies. Included in this amount is a charge of $0.5 million for the fair value of stock options awarded to this non-employee firm. All of the remaining $0.5 million of costs were paid during the third quarter.

     During the second quarter of 2001, the Company's consumer and institutional plastics division undertook restructuring efforts that resulted in severance payments to various individuals. Forty three employees, including two members of Contico and Katy executive management, received severance benefits. Total severance costs were $1.6 million. Approximately 63% of these costs were paid through the end of the third quarter of 2001.

     Also during the second quarter of 2001, the Company recognized severance and exit costs associated with the closing of a warehouse facility and consolidation of certain administrative functions, both of which relate to the mop, broom and brush business. Seven warehouse employees and 19 administrative employees were being affected by these actions. Total severance and exit costs associated with these efforts were $0.4 million. Approximately 41% of these costs had been paid through the end of the third quarter of 2001.

     Katy incurred charges for non-cancelable rent and other exit costs associated with the planned closure of its Englewood, Colorado corporate office. Total costs recognized in the second quarter of 2001 were $0.7 million, none of which have been paid through the end of the third quarter.

     During the first quarter of 2001, the Company's Woods Industries division undertook a restructuring effort that involved reductions in senior management headcount as well as facilities closings. The Company closed facilities in Loogootee and Bloomington, Indiana, as well as the Hong Kong office of Katy International, a subsidiary which coordinates sourcing of products from Asia. Sixteen management and administrative employees received severance packages. Total severance and other exit costs were $0.7 million. Approximately 50% of these costs were paid through the end of the third quarter.

     During the third and fourth quarters of 2000, the Company implemented a workforce reduction that reduced headcount by approximately 90. Employees affected were primarily in general and administrative functions, with the largest number of affected employees coming from the Maintenance Products Segment.

     The workforce reduction included severance and related costs for certain employees. Total severance and related costs were $2.5 million pre-tax, which are included as selling, general and administrative expenses in the consolidated statements of operations. Approximately 72% of these costs were paid through the end of the third quarter of 2001.

     Severance expenses and exit costs are shown separately on the Consolidated Statements of Operations. As of September 30, 2001, accrued severance and exit costs totaled $5.0 million, which will be paid through the year 2006. The table below summarizes the future obligation for the programs described:

                                     (Thousands of Dollars)

                  2001                   $         3,501
                  2002                             1,133
                  2003                               264
                  2004                                55
                  2005                                55
                  2006                                22
                                         ---------------
                  Total payments         $         5,030
                                         ===============

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board authorized the issuance of Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001. SFAS No. 141 requires intangible assets to be recognized if they arise from contractual or legal rights or are "separable", i.e., it is feasible that they may be sold, transferred, licensed, rented, exchanged or pledged. As a result, it is likely that more intangible assets will be recognized under SFAS No. 141 than its predecessor, Accounting Principles Board ("APB") Opinion No.16 although in some instances previously recognized intangibles will be subsumed into goodwill.

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

     SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 although goodwill on business combinations consummated after July 1, 2001 will not be amortized. On adoption the Company may need to record a cumulative effect adjustment to reflect the impairment of previously recognized intangible assets. In addition, goodwill on prior business combinations will cease to be amortized. The Company is unable at this time to determine the impact that this Statement will have on intangible assets at the time of adoption in the first quarter of 2002, or whether a cumulative effect adjustment will be required upon adoption. During the second quarter of 2001, the Company recorded an impairment of $33.0 million on the long-lived assets of it mop, broom and brush division, as discussed in Note 3. However, even considering this impairment, the terms of the recently completed Recapitalization indicate that the fair value of the Company may be less than the carrying value represented on the condensed consolidated balance sheets. Therefore, the Company recognizes the possibility of impairments of goodwill and certain intangibles upon adoption in the first quarter of 2002.

ENVIRONMENTAL AND OTHER CONTINGENCIES

     The Company and certain of its current and former direct and indirect corporate predecessors, subsidiaries and divisions have been identified by the United States Environmental Protection Agency, state environmental agencies and private parties as potentially responsible parties ("PRPs") at a number of hazardous waste disposal sites under the Comprehensive Environmental Response, Compensation and Liability Act ("Superfund") or equivalent state laws and, as such, may be liable for the cost of cleanup and other remedial activities at these sites. Responsibility for cleanup and other remedial activities at a Superfund site is typically shared among PRPs based on an allocation formula. Under the federal Superfund statute, parties could be held jointly and severally liable, thus subjecting them to potential individual liability for the entire cost of cleanup at the site. Based on its estimate of allocation of liability among PRPs, the probability that other PRPs, many of whom are large, solvent, public companies, will fully pay the costs apportioned to them, currently available information concerning the scope of contamination, estimated remediation costs, estimated legal fees and other factors, the Company has recorded and accrued for indicated environmental liabilities in the aggregate amount of approximately $3.0 million at September 30, 2001. The ultimate cost will depend on a number of factors and the amount currently accrued represents management's best current estimate of the total cost to be incurred. The Company expects this amount to be substantially paid over the next one to four years.

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

OUTLOOK

     Net sales during 2001 have trailed sales levels from 2000, and are expected to decrease year over year. Katy divisions continue to experience a slower economy and struggling market sectors, especially in the retail sector, where sales have been impacted significantly by customer efforts to reduce inventories, and in the electronics distribution market, which has been negatively impacted by the slowdown in the technology and telecommunications sectors. The Company has a significant concentration of customers in the mass-market retail, discount, and do-it-yourself market channels. The Company's ability to maintain and increase its sales levels depends in part on its ability to retain and improve relationships with these customers. The Company faces the continuing challenge of recovering cost increases for items such as raw materials given the market power of these customers.

     The Company is aggressively working on specific programs to reduce costs associated with manufacturing, sourcing of products, freight, and other operating costs. Headcount at many Katy operations has been reduced significantly since year-end as a result of reductions in force implemented by the divisions. Also, three divisions have closed satellite manufacturing and warehouse operations since the beginning of the year. Katy expects to see benefits from these actions during the last quarter of 2001 and in future years. The Company continues to be exposed to prices for thermoplastic resins, a significant raw material used in the consumer and industrials plastics business, although these costs have leveled or declined during 2001 after increasing significantly beginning in mid-1999 and throughout 2000. Katy has not employed any hedging techniques in the past regarding this commodity market risk, but may do so in the future.

     Selling, general and administrative costs as a percentage of sales in the aggregate are expected to be stable or improve slightly from 2000 levels, excluding severance, restructuring and other unusual charges. Certain cost reduction efforts were implemented during the first quarter of 2001 at Woods, including the closing of facilities and reduction of administrative and executive staff. Also, significant reductions in force took place at Contico. The Katy corporate office has relocated as well, and the corporate group expects to maintain modest headcount and reduced rental costs. Katy has begun the process of transferring most back-office functions of its mop, broom and brush division from Atlanta to St. Louis, the headquarters of consumer and institutional plastics business. It should be noted that the Company may incur further unusual charges in the fourth quarter of 2001 for potential restructuring efforts related to decisions on facilities, manufacturing and administrative operations.

     Interest expense is expected to be significantly lower in 2001 due to significantly lower debt balances as a result of the Recapitalization that took place on June 28, 2001, and continuingly decreasing interest rates.

     The Company continues to evaluate the annualized effective income tax rate, taking into account the tax and book treatment of costs associated with the Recapitalization, as well as other potential permanent differences between tax and book income. Katy feels that deferred tax assets will be realized through the generation of future taxable income. However, the Company will continue to assess the realizability of deferred tax assets, and will consider the need for valuation allowances as future circumstances dictate.

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

     - The potential impact of rising interest rates on the Company's prime rate and Eurodollar rate-based credit facility.

     - The Company's inability to meet covenants associated with the New Credit Agreement.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
         ----------------------------------------------------------

         The Company's exposure to market risk associated with changes in interest rates relates primarily to its debt obligations and temporary cash investments. The Company currently does not use derivative financial instruments relating to either of these exposures. The Company's debt obligations are currently indexed to the prime rate, and its temporary cash investments earn rates of interest available on securities with maturities of three months or less. Book value approximates fair value for both the debt obligations and temporary cash investments. The holder of the preferred interest has a put option which allows upon the occurrence of certain events, the preferred interest to be exchangeable for Katy common stock. It should be noted that in connection with the Recapitalization, the Company acquired approximately one-half of the outstanding preferred interest at a 40% discount from its stated value.

Expected Maturity Dates
(Thousands of Dollars)

                                                                                       There-                  Fair
                          2001        2002        2003        2004        2005         After       Total       Value
                          ------------------------------------------------------------------------------------------
ASSETS
------

Temporary cash
investments
     Fixed rate            $    880    $      -    $      -    $      -    $     -      $     -     $    880     $   880
     Average
     interest rate             3.25%          -           -           -          -            -         3.25%

LONG-TERM DEBT
--------------

Fixed rate debt            $     17    $     67    $    697    $      -    $     -      $     -     $    781     $   781
Average interest rate          7.14%       7.14%      7.14%                      -            -         7.14%
Variable rate debt         $  3,000    $  6,000    $  6,000    $  6,000    $ 6,000      $60,203     $ 87,203     $87,203
Average interest rate          5.55%       5.55%       5.55%       5.55%      5.55%        5.55%        5.55%

PREFERRED INTEREST OF SUBSIDIARY
--------------------------------

Fixed rate obligation      $      -    $      -    $      -    $      -    $     -      $16,400     $ 16,400     $16,400
Average interest rate          8.00%       8.00%       8.00%       8.00%      8.00%        8.00%        8.00%

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


Item 6. EXHIBITS AND REPORTS ON FORM 8-K
        --------------------------------

(a)      Exhibits

Exhibit
Number            Exhibit Title
------            -------------
10.1 First Amendment and waiver to Credit Agreement dated as of September 27, 2001, filed herewith.

10.2 Employment Agreement dated as of September 4, 2001 between Amir Rosenthal and the Company, filed herewith.

10.3 Katy Industries, Inc. 2001 Chief Financial Officer's Plan, filed herewith.


(b)  Reports on Form 8-K

         None

                                   Signatures

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



KATY INDUSTRIES, INC.
--------------------
Registrant


DATE: November 14, 2001                           By  /s/ Amir Rosenthal
                                                      ---------------------
                                                      Amir Rosenthal
                                                      Vice President &
                                                      Chief Financial Officer

INDEX OF EXHIBITS


Exhibit
Number            Exhibit Title
------            -------------

10.1 First Amendment and waiver to Credit Agreement dated as of September 27, 2001, filed herewith.

10.2 Employment Agreement dated as of September 4, 2001 between Amir Rosenthal and the Company, filed herewith.

10.3 Katy Industries, Inc. 2001 Chief Financial Officer's Plan, filed herewith.