Form 10-K
period 2001-12-31
KATY INDUSTRIES INC
filed 2002-04-01
CIK 54681

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-K
            |X| Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the fiscal year ended: December 31, 2001

                                       OR

     |_| Transition Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                          Commission file number 1-5558

                              Katy Industries, Inc.
             (Exact name of registrant as specified in its charter)

       Delaware                                         75-1277589
(State of Incorporation)                   (IRS Employer Identification Number)

             984 Southford Road Middlebury, CT             06762
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

                                 YES |X| NO |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

      The aggregate market value of the voting stock held by non-affiliates of the registrant, as of March 22, 2002, was $53,790,047. On that date 8,391,583 shares of Common Stock, $1.00 par value, were outstanding, the only class of the registrant's common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for the 2002 annual meeting - Part III.

Exhibit index appears on page 65. Report consists of 68 pages.

                                     PART I

Item 1. BUSINESS

      Katy Industries, Inc. (Katy or the Company) was organized as a Delaware corporation in 1967. We carry on our business through two principal operating groups: Electrical/Electronics and Maintenance Products. Our other businesses comprise of a waste-to-energy facility and a minority interest in a seafood harvesting company. Each majority-owned company operates within a broad framework of policies and corporate goals. Katy's corporate management is responsible for overall planning, financial management, acquisitions, dispositions, and other related administrative and corporate matters.

Recapitalization

      On June 28, 2001, we completed a recapitalization of the Company. Katy reached a definitive agreement on June 2, 2001 with KKTY Holding Company, LLC.
(KKTY), an affiliate of Kohlberg Investors IV, L.P. (Kohlberg), regarding the recapitalization. On June 28, 2001, 1) our stockholders approved proposals to effectuate the recapitalization at their annual meeting, including classification of the board of directors into two classes with staggered terms, and 2) Katy, KKTY and a syndicate of banks agreed to a new credit facility (the New Credit Agreement) to finance the future operations of Katy. Under the terms of the recapitalization, directors designated by KKTY represent a majority of our Board of Directors. Pursuant to the shareholder vote at the annual meeting, four of the elected directors are considered Class I directors, and were elected for an initial term of one year. These directors include C. Michael Jacobi, the new President and CEO, and three directors who were not designated by KKTY. The Class I directors elected at the 2002 stockholders' meeting, and their successors, will serve two year terms. Five of the elected directors are considered Class II directors, and will serve terms of two years. All of the Class II directors are designees of KKTY.

      Under the terms of the recapitalization, KKTY purchased 700,000 shares of newly issued preferred stock, $100 par value per share (Convertible Preferred Stock), which is convertible into 11,666,666 common shares, for an aggregate purchase price of $70.0 million. More information regarding the Convertible Preferred Stock can be found in Note 9 to Consolidated Financial Statements of Katy included in Part II, Item 8. The recapitalization allowed us to retire obligations we had under our former revolving credit agreement (Former Credit Agreement), which was agented by Bank of America. In connection with the recapitalization, we entered into the New Credit Agreement, agented by Bankers Trust Company. More information regarding the New Credit Agreement can be found in Note 8 to Consolidated Financial Statements of Katy included in Part II, Item 8, and in the Liquidity and Capital Resources section of Management's Discussion and Analysis of Financial Condition and Results of Operations, included in Part II, Item 7.

      Also in connection with the recapitalization, we entered into an agreement with the holder of the preferred interest in our Contico International, L.L.C. subsidiary (Contico) to redeem at a discount approximately half of such interest, plus accrued distributions thereon, which had a stated value prior to the recapitalization of $32.9 million. See Note 12 to Consolidated Financial Statements. We utilized approximately $10.2 million of the proceeds from the issuance of the Convertible Preferred Stock for this purpose. The difference between the amount paid on redemption and the stated value of preferred interest redeemed ($6.6 million, plus the tax effect of $0.1 million) was recognized as an increase to Additional Paid in Capital on the Condensed Consolidated Balance Sheets. The holder of the remaining preferred interest will retain approximately 50% of the original preferred interest, or a stated value of $16.4 million. Following is a summary of the sources and uses of funds from, and in connection with, the recapitalization:

(Thousands of Dollars)
Sources:
Sale of Convertible Preferred Stock                                                $ 70,000
Borrowings under the New Credit Agreement                                            93,211
                                                                                   --------
                                                                                   $163,211
                                                                                   ========
Uses:

Paydown of principal obligations under the Former Credit Agreement                 $144,300
Payment of accrued interest under the Former Credit Agreement                           624
Purchase of one-half of preferred interest of Contico at a discount                   9,900
Payment of accrued distributions on one-half of preferred interest of subsidiary        322
Certain costs associated with the recapitalization                                    8,065
                                                                                   --------
                                                                                   $163,211
                                                                                   ========

Operations

      Selected operating data for each operating group can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Part II, Item 7. Information regarding foreign and domestic operations and export sales can be found in Note 18 to Consolidated Financial Statements of Katy included in Part II, Item 8. Set forth below is information about our operating groups and investments and about our business in general:

Maintenance Products Group

      The maintenance products group's principal business is the manufacturing, distribution, packaging and sale of sanitary maintenance supplies, professional cleaning products, consumer products, abrasives and stains. The group accounted for 65% of the Company's consolidated sales in 2001. Duckback Products, Inc. (Duckback) is the only business in this group that is subject to significant seasonal sales trends. The seven business units comprising this group are:

      Contico International, L.L.C. (Contico) Contico is based in St. Louis, Missouri and manufactures and distributes consumer storage, home and automotive products, as well as janitorial and food service equipment and supplies. Products are sold primarily to the consumer storage, home, automotive, food service and sanitary maintenance markets, under both the Contico and Continental brand names.

      Glit/Disco, Inc. (Disco) Disco is located in McDonough, Georgia. Disco is a manufacturer and distributor of cleaning and specialty products sold to the restaurant/food service industry.

      Duckback Products, Inc. (Duckback) Duckback, located in Chico, California, is a manufacturer of high quality exterior transparent stains, coatings and water repellents. These products are sold primarily under the trade names Superdeck, Mason's Select, Supershade and Fightback. Duckback's revenues and operating income are subject to seasonal trends, with low sales levels in the fourth quarter.

      Glit/Microtron Abrasives (Glit/Microtron) Glit/Microtron is headquartered in Wrens, Georgia, and has additional manufacturing and sales facilities in Pineville, North Carolina, and Mississauga, Ontario, Canada. Glit/Microtron manufactures nonwoven floor maintenance pads, scouring pads and specialty abrasive products for cleaning and finishing. Products are sold primarily to the sanitary maintenance, restaurant supply and consumer markets. In addition, Glit/Microtron manufactures a line of wood sanding products which are sold through retail stores across the United States and Canada. Consumer products are marketed through supermarkets and drug and variety stores under various brand names, including Kleenfast.

      Glit/Gemtex, Ltd. (Gemtex) Gemtex is headquartered in Etobicoke, Ontario, Canada. Gemtex is a manufacturer and distributor of fiber disks and coated abrasives for the automotive, industrial and consumer markets.

      Loren Products (Loren) Loren is headquartered in Lawrence, Massachusetts. Loren is a manufacturer and distributor of cleaning and abrasive products for industrial markets and building products for consumer markets. Loren markets its institutional products primarily under such brand names as Brillo and manufactures certain products under private labels.

      Wilen Products, Inc. (Wilen) Wilen is headquartered in Atlanta, Georgia. Wilen is a manufacturer and distributor of a wide variety of professional cleaning products, including mops, brooms and plastic cleaning accessories for both the industrial and consumer markets.

Electrical/Electronics Group

      The electrical/electronics group's principal business is the manufacturing, distribution, packaging and sale of consumer electric corded products, electrical and electronic accessories, electronic components and nonpowered hand tools and specialty metals. The group accounted for 34% of the Company's consolidated sales in 2001. Woods Industries, Inc. (Woods) and Woods Industries (Canada), Inc. (Woods Canada) are subject to seasonal sales trends. The five business units comprising this group are described below:

      GC/Waldom Electronics, Inc. (GC/Waldom) GC/Waldom is headquartered in Rockford, Illinois. GC/Waldom is a leading value-added distributor of high quality, brand name electrical and electronic parts, components and accessories. In addition, the company produces a full line of home entertainment component parts and service technician products. GC/Waldom distributes primarily to the electronic, automotive and communication industries. A significant portion of GC/Waldom's products is sourced from Asia.

      Hamilton Metals, L.P. (Hamilton) Hamilton, located in Lancaster, Pennsylvania, re-rolls a wide range of precision metal strip and foil for the medical, electronics, aerospace and computer industries. The company's products are used in a wide range of high-tech applications.

      Thorsen Tools, Inc. (Thorsen) Thorsen was headquartered in Carmel, Indiana. Thorsen is a value-added distributor of nonpowered hand tools, and its products are sourced from Asia. During the quarter ended March 31, 2001, the Company determined that it would dispose of its investment in the Thorsen business. The Company completed the sale on May 3, 2001.

      Woods Industries (Canada), Inc. Woods Canada is headquartered in Toronto, Ontario, Canada. Woods Canada designs, manufactures and markets a wide variety of consumer corded products including low voltage garden lighting, extension cords, multiple outlet and surge strips, specialty corded products, automotive products and electronic timers.

      Woods Industries, Inc. (Woods) Woods is headquartered in Carmel, Indiana and has additional warehousing, distribution and manufacturing facilities in Jasonville, Mooresville and Worthington, Indiana. Woods manufactures and distributes consumer electric corded products, supplies and electrical/electronics accessories. These products are sold to retailers located principally in the United States and Canada. A significant portion of Woods' products is sourced from Asia.

Other Operations

      The companies in this group include a shrimp harvesting and farming operation and a waste-to-energy facility. The two businesses comprising this group are described below:

      Sahlman Holding Company, Inc. (Sahlman) Sahlman harvests shrimp off the coast of South and Central America and owns shrimp farming operations in Nicaragua. Sahlman has a number of competitors, some of which are larger and have greater financial resources. Katy's interest in this company is an equity investment.

      Savannah Energy Systems Company (SESCO). SESCO owns and operates a waste-to-energy facility in Savannah, Georgia. SESCO's profitability is seasonal in that its fourth quarter results tend to be higher as a result of the contractual nature of its business with a local municipality. On March 15, 2002, we signed agreements with a third party that would effectively turn over operation of the facility to them. We anticipate a final closing on these agreements during April of 2002. This party would essentially assume SESCO's position in various contracts relating to the facility's operation. See Note 22 to Consolidated Financial Statements.

Customers

      We have several large customers in the mass merchant/discount/home improvement retail markets. Two customers, Wal*Mart/Sam's Club and Home Depot, accounted for 8% and 7% of consolidated net sales, respectively. A significant loss of business at any of these retail outlets would have an adverse impact on our Company's results.

Backlog

Electrical/Electronics:

      Our aggregate backlog position for the electrical/electronics segment was $9.1 million and $13.1 million as of December 31, 2001 and 2000, respectively. The orders placed in 2001 are firm and are expected to be shipped during 2002.

Maintenance Products:

      Our aggregate backlog position for the maintenance products segment was $9.7 million and $11.1 million as of December 31, 2001 and 2000, respectively. The orders placed in 2001 are firm and are expected to be shipped during 2002.

Markets and Competition

Electrical/Electronics:

      We market branded electrical and electronics products primarily in North America through a combination of direct sales personnel, manufacturers' sales representatives and wholesale distributors. Our primary customer base consists of major national retail chains that service the home improvement, hardware, mass merchant, discount and automotive markets, smaller regional concerns serving a similar customer base and a variety of electrical and electronic distributors.

      Electrical and electronic products sold by the Company are generally used by consumers and include such items as extension cords, work lights, surge suppressors, power taps and strips, computer connectivity devices, telephone accessories, outdoor lights and timers and a variety of electronic connectors and switches. We have entered into license agreements pursuant to which we market certain of our products using certain other companies' proprietary brand names. Overall demand for our products is highly correlated with consumer demand, the performance of the general economy and to a lesser extent home construction and resale activity.

      The markets for our electrical and electronic products are highly competitive. Competition is based primarily on price and the ability to provide superior customer service in the form of complete on-time product delivery. Other competitive factors include brand recognition, product design, quality and performance. Foreign competitors, especially from Asia, provide an increasing level of competition. In the retail extension cord market, there are two major competitors who collectively, with us, account for the major share of the United States market.

      The markets in our remaining product lines are significantly more fragmented and typically 5-8 primary competitors are competing for market share. The basis for competition in these product categories is similar to the extension cord market with brand identification representing a much greater factor. In general, we believe we are competitive with respect to each of the factors affecting each of the respective markets in which we compete.

Maintenance Products:

      We market branded consumer storage, sanitary maintenance supplies, professional cleaning products, abrasives and stains primarily in North America and Europe through a combination of direct sales personnel, manufacturers' sales representatives and wholesale distributors. Our maintenance products group services the home improvement, hardware, sanitary maintenance, industrial, food service and automotive markets.

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

      The markets for our maintenance products are highly competitive. Competition is based primarily on price and the ability to provide superior customer service in the form of complete on-time product delivery. Other competitive factors include brand recognition and product design, quality and performance.

      We compete for market share with several competitors in this industry. We believe that we have established long standing relationships with our major customers based on high quality products and service, while continuing our position of being a low cost provider in this industry. Our ability to remain a low cost provider in the industry is highly dependent on the price of our raw materials, primarily resin. Resin prices are influenced to a certain degree by market prices for natural gas and crude oil, as well as supply and demand factors within the plastics manufacturing industry.

Raw Materials

      Our operations have not experienced significant difficulties in obtaining raw materials, fuels, parts or supplies for their activities during the most recent fiscal year, but no prediction can be made as to possible future supply problems or production disruptions resulting from possible shortages. We are also subject to uncertainties involving labor relations issues at entities involved in our supply chain, both at suppliers and in the transportation and shipping area. Our Contico subsidiary (and some others to a lesser extent) uses polyethylene, polypropylene and other thermoplastic resins as raw materials in a substantial portion of its products. Prices of resin have declined gradually over the course of 2001, compared to the relatively higher price levels in 2000 and the latter part of 1999. We have not employed an active hedging program related to the commodity price risk, but are evaluating potential strategies for doing so. In a climate of high resin costs, we experience difficulty in raising prices to shift the higher costs of raw materials to consumers. We also use copper, corrugated packaging materials, and other materials that may involve commodity price risks. Our future earnings may be negatively impacted to the extent increased costs for its raw materials cannot be recovered or offset.

Employees

      As of December 31, 2001, we employed 2,922 people. Approximately 657 of these employees were members of various unions. One union contract covering 40 employees was scheduled to expire on May 13, 2001, and was renewed without any material effect on our operations. Our labor relations are generally satisfactory and there have been no strikes in recent years. Our operations can be impacted by labor relations issues involving other entities in our supply chain.

Regulatory and Environmental Matters

      We do not anticipate that federal, state or local environmental laws or regulations will have a material adverse effect on our consolidated operations or financial position. We anticipate making additional expenditures for environmental matters during 2002, in accordance with terms agreed upon with the United States Environmental Protection Agency and various state environmental agencies. See Part II, Item 7 - Environmental and Other Contingencies.

Licenses, Patents and Trademarks

      The success of our products historically has not depended largely on patent, trademark and license protection, but rather on the quality of our products, proprietary technology, contract performance, customer service and the technical competence and innovative ability of our personnel to develop and introduce salable products. However, we do rely on patent protection and licensing arrangements in the marketing of certain products. Examples include licensed branding programs involving Woods, Woods Canada and Loren, and the development of patented products and technology at most of our operations.

Item 2. PROPERTIES

      As of December 31, 2001, our total building floor area owned or leased was 4,651,302 square feet, of which 1,081,933 square feet were owned and 3,569,369 square feet were leased. The following table shows by industry segment a summary of the size (in square feet) and character of the various facilities included in the above totals together with the location of the principal facilities.


Industry Segment                                              Owned         Leased       Total
----------------                                              -----         ------       -----
(In thousands of square feet)

Electrical/Electronics - primarily plant and
   office facilities with principal facilities
   located in Rockford, Illinois;
   Taipei, Taiwan; Carmel,
   Jasonville, Mooresville,
   and Worthington, Indiana; Lancaster,
   Pennsylvania; and Toronto, Ontario, Canada                   524           554        1,078

Maintenance Products - primarily
   plant and office facilities with principal
   facilities located in Chico, Norwalk and
   Santa Fe Springs, California; Wrens, Thomson,
   McDonough, Atlanta, Georgia; Bridgeton,
   Creve Coeur, Earth City and
   Hazelwood, Missouri;
   Pineville, North Carolina; Buffalo, New York;
   Lawrence, Massachusetts; Winters, Texas;
   Etobicoke and Mississauga, Ontario, Canada; and
   Redruth, Cornwall, England                                   558         3,010        3,568

Corporate - office facility in Middlebury, Connecticut                          5            5

      We believe that our current facilities meet our needs in our existing markets for the foreseeable future. During late 2001, we moved our corporate headquarters to Middlebury, Connecticut, thereby prematurely terminating our lease agreement for our previous corporate office facility in Englewood, Colorado and an adjunct corporate office facility in Chicago, Illinois. We also closed a warehouse facility related to our Wilen division in Phoenix, Arizona, and consolidated certain administrative functions related to the Wilen business to our Contico subsidiary in St. Louis, Missouri, over the course of 2001. Our Disco subsidiary closed warehouse facilities in Texas and California during 2001, as well. During the first quarter of 2001, our Woods subsidiary undertook a restructuring effort that involved facility closings in Bloomington and Loogootee, Indiana.

Item 3. LEGAL PROCEEDINGS

         Except as set forth below, no cases or legal proceedings are pending against Katy, other than ordinary routine litigation incidental to Katy and our businesses and other non-material cases and proceedings.

1. Environmental Claims - Administrative Order on Consent - W.J. Smith Wood Preserving Company (W.J. Smith) and Katy Industries, Inc., U.S. EPA Docket No. RCRA-VI-7003-93-02 and Texas Water Commission Administrative Enforcement Action.

      The W. J. Smith case originated in the 1980s when the United States and the State of Texas, through the Texas Water Commission, initiated environmental enforcement actions against W.J. Smith alleging that certain conditions on the W.J. Smith property violated environmental laws. Following these enforcement actions, W.J. Smith engaged in a series of cleanup activities on its property and implemented a groundwater monitoring program.

      In 1993, the Texas Water Commission referred the entire matter to the United States Environmental Protection Agency (EPA), which initiated a Unilateral Administrative Order Proceeding under Section 7003 of the Resource Conservation and Recovery Act against W.J. Smith and Katy. The proceeding requires certain actions at the site and certain off-site areas, as well as development and implementation of additional cleanup activities to mitigate off-site releases. In December 1995, W.J. Smith, Katy and USEPA agreed to resolve the proceeding through an Administrative Order on Consent under Section 7003 of RCRA. Pursuant to the Order, W.J. Smith is currently implementing a cleanup.

      Since 1990, we have spent approximately $7.0 million undertaking cleanup and compliance activities in connection with this matter. While the ultimate costs with respect to this matter is not easily determinable, we have recorded and accrued amounts that we deem reasonable for prospective costs with respect to this matter and we believe that any additional costs with respect to this matter in excess of the accrual will not be material.

      In addition to the claim specifically identified above, Katy and certain of our current and former direct and indirect corporate predecessors, subsidiaries and divisions have been identified by USEPA, state environmental agencies and private parties as potentially responsible parties at a number of waste disposal sites under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) or equivalent state laws, and, as such, may be liable for the costs of cleanup and other remedial activities at these sites. The costs involved in these matters are, by nature, difficult to estimate and subject to substantial change as litigation or negotiations with the United States, states and other parties proceed. While ultimate liability with respect to these matters is not easily determinable, we have recorded and accrued amounts that we deem reasonable for prospective liabilities and we believe that any costs with respect to such matters in excess of the accruals will not be material.

2. Banco del Atlantico, S.A. v. Woods Industries, Inc., et al., Civil Action No. L-96-139 (U.S. District Court, Southern District of Texas).

      In December 1996, Banco del Atlantico, a bank located in Mexico, filed a lawsuit against Woods, a subsidiary of Katy, and against certain past and then present officers and directors and former owners of Woods, alleging that the defendants participated in a violation of the Racketeer Influenced and Corrupt Organizations (RICO) Act involving allegedly fraudulently obtained loans from Mexican banks, including the plaintiff, and "money laundering" of the proceeds of the illegal enterprise. All of the foregoing is alleged to have occurred prior to our purchase of Woods. The plaintiff also alleges that it made loans to an entity controlled by certain officers and directors based upon fraudulent representations. The plaintiff seeks to hold Woods liable for its alleged damage under principles of respondeat superior and successor liability. The plaintiff is claiming damages in excess of $24.0 million and is requesting treble damages under RICO. Because certain procedural issues have not yet been fully adjudicated in this litigation, it is not possible at this time for the Company to reasonably determine an outcome or accurately estimate the range of potential exposure. We may have recourse against the former owner of Woods and others for, among other things, violations of covenants, representations and warranties under the purchase agreement through which we acquired Woods, and under state, federal and common law. In addition, the purchase price under the purchase agreement may be subject to adjustment as a result of the claims made by Banco del Atlantico. The extent or limit of any such recourse cannot be predicted at this time.

3. General

      We also have a number of product liability and worker's compensation claims pending against us and our subsidiaries. Many of these claims are proceeding through the litigation process and the final outcome will not be known until a settlement is reached with the claimant or the case is adjudicated. It can take up to 10 years from the date of the injury to reach a final outcome for such claims. With respect to the product liability and worker's compensation claims, we have provided for our share of expected losses beyond the applicable insurance coverage, including those incurred but not reported. Such accruals are developed using currently available claim information, and represent our best estimates. The ultimate cost of any individual claim can vary based upon, among other factors, the nature of the injury, the duration of the disability period, the length of the claim period, the jurisdiction of the claim and the nature of the final outcome.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      There were no matters submitted to a vote of the security holders during the fourth quarter of 2001.

                                     PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      Our common stock is traded on the New York Stock Exchange (NYSE). The following table sets forth high and low sales prices for the common stock in composite transactions as reported on the NYSE composite tape for the prior two years and dividends declared during the respective periods.

                                                                        Cash
                                                                      Dividends
Period                                    High             Low         Declared
------                                    ----             ---         --------

2001

     First Quarter                      $    8.00       $    5.60      $    .000
     Second Quarter                          7.35            4.05           .000
     Third Quarter                           4.80            2.95           .000
     Fourth Quarter                          3.55            3.00           .000

2000

     First Quarter                      $  11 5/8       $   7 7/8      $    .075
     Second Quarter                            14           8 3/8           .075
     Third Quarter                       11 15/16         6 11/16           .075
     Fourth Quarter                         9 7/8          5 1/16           .075

      Dividends are paid at the discretion of the Board of Directors. On March 30, 2001, our Board of Directors determined to suspend quarterly dividends in order to preserve cash for operations. Additionally, under the restrictions related to our New Credit Agreement, the payment of dividends has been suspended through the term of that agreement.

      As of March 22, 2002, there were 770 holders of record of our Common Stock and there were 8,391,583 shares of Common Stock outstanding.

      Sale of Unregistered Securities

            On June 28, 2001, we sold 700,000 shares of preferred stock, $100 par value per share, to KKTY Holding Company, L.L.C. (KKTY) for a total purchase price of $70,000,000. These shares were sold to KKTY based on exemption from registration under Section 4(2) of the Securities Act of 1933 since the stock was not sold in a public offering. The preferred stock is convertible into 11,666,666 shares of our common stock at the option of KKTY at any time after the earlier of 1) June 28, 2006, 2) board approval of a merger, consolidation or other business combination involving a change in control of Katy, or a sale of all or substantially all of the assets or liquidation of Katy, or 3) a contested election for directors of the Company nominated by KKTY. The preferred shares 1) are non-voting (with limited exceptions), 2) are non-redeemable, except in whole, but not in part, at the Company's option (as approved by the Class I directors) at any time after June 30, 2021, 3) are entitled to receive cumulative payment in kind (PIK) dividends through December 31, 2004, at a rate of 15% percent, 4) have no preemptive rights with respect to any other securities or instruments issued by the Company, and 5) have registration rights with respect to any common shares issued upon conversion.

            As discussed above, the preferred shares are entitled to a 15% PIK dividend (that is, dividends in the form of additional shares of preferred stock), compounded annually, which started accruing on August 1, 2001, and are payable on the first day in August of 2002. No dividends will accrue or be payable after December 31, 2004. If KKTY continues to hold the preferred stock through December 31, 2004, it will receive an additional 431,555 shares of preferred stock through PIK dividends, which would be convertible into an additional 7,192,598 shares of common stock.

Item 6. SELECTED FINANCIAL DATA

                                                                                 Years Ended December 31,
                                                                                 ------------------------
                                                           2001            2000            1999            1998           1997
                                                           ----            ----            ----            ----           ----
                                                                (Thousands of Dollars, except per share data and ratios)
Net sales                                              $    505,960    $    579,629    $    598,045    $    382,041   $    333,493

(Loss) income from continuing operations                    (62,080)         (5,458)         12,155          13,082          9,643
  Discontinued operations [a]                                    --              --          (1,700)             --          1,959
  Extraordinary loss on early extinguishment of debt         (1,182)             --              --              --             --
                                                       ------------    ------------    ------------    ------------   ------------
         Net (loss) income                             $    (63,262)   $     (5,458)   $     10,455    $     13,082   $     11,602
                                                       ============    ============    ============    ============   ============

(Loss) earnings per share - Basic:
  (Loss) income from continuing operations                    (7.14)           (.65)           1.45            1.58           1.16
  Discontinued operations [a]                                    --              --            (.20)             --            .24
  Extraordinary loss on early extinguishment of debt           (.14)             --              --              --             --
                                                       ------------    ------------    ------------    ------------   ------------
         (Loss) earnings per common share              $      (7.28)   $      (0.65)   $       1.25    $       1.58   $       1.40
                                                       ============    ============    ============    ============   ============

(Loss) earnings per share - Diluted:
  (Loss) income from continuing operations                    (7.14)           (.65)           1.38            1.55           1.15
   Discontinued operations [a]                                   --              --            (.17)             --            .23
   Extraordinary loss on early extinguishment of debt          (.14)             --              --              --             --
                                                       ------------    ------------    ------------    ------------   ------------
         (Loss) earnings per common share              $      (7.28)   $       (.65)   $       1.21    $       1.55   $       1.38
                                                       ============    ============    ============    ============   ============

Total assets [b]                                       $    347,955    $    446,723    $    493,104    $    294,131   $    237,160
Total liabilities and preferred interest                    190,091         296,390         332,793         144,815         97,989
Stockholders' equity                                        157,864         150,333         160,311         149,316        139,171
Long-term debt, excluding current portion [b]                12,474             771         150,835          39,908          9,948
Current portion of long-term debt                            14,619         133,067              67              72             --
Revolving credit agreement, classified current               57,000              --              --              --             --
Depreciation and amortization [b]                            22,468          23,598          20,172           7,162          4,568
Capital expenditures                                         12,566          14,196          21,066          15,921         10,699
Working capital [b]                                           2,357         (28,265)        120,893         100,971        103,252
Ratio of debt to capitalization                                32.5%           42.2%           43.8%           21.1%           7.1%
Weighted average common shares outstanding - Basic        8,393,210       8,403,701       8,366,178       8,289,915      8,272,836
Weighted average common shares outstanding -Diluted       8,393,210       8,403,701      10,015,238       8,443,591      8,405,131
Number of employees                                           2,922           3,509           3,834           2,472          1,907
Cash dividends declared per common share               $       0.00    $       0.30    $       0.30    $       0.30   $       0.30

[a] Loss from operations for Discontinued Operations has been recorded in the line item Loss from operations of discontinued businesses (net of tax) on the 1999 Consolidated Statement of Operations. See Note 5 to the Consolidated Financial Statements.

[b] Total assets include $15,328 of net assets from Discontinued Operations for 1998 and $15,552 of net assets from Discontinued Operations for 1997. Depreciation includes $454, $631 and $681 from Discontinued Operations for 1999, 1998 and 1997 respectively. Working capital includes $10,959 and $10,588 of net current assets from Discontinued Operations for 1998 and 1997 respectively. See
Note 5 to the Consolidated Financial Statements.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

      For purposes of this discussion and analysis section, reference is made to the table below and the Company's Consolidated Financial Statements (included in Part II, Item 8). We have two principal operating groups: Electrical/Electronics and Maintenance Products. Through one of our subsidiaries, we also operate a waste-to-energy facility, and we also have a minority equity investment in a seafood harvesting and farming company. We have disposed of our entire previously reported Machinery Manufacturing Group and, accordingly, that group has been reported as "Discontinued Operations" in our Consolidated Financial Statements.

      The table below and the narrative that follows summarize the key factors in the year-to-year changes in operating results.

                                              Years Ended December 31,
                                              ------------------------
                                           2001         2000         1999
                                           ----         ----         ----
                                               (Thousands of dollars)
Electrical/Electronics Group
     Net external sales                 $ 173,661    $ 210,187    $ 232,384
     Net intercompany sales                52,864       64,793       59,992
     Income (loss) from operations [a]        856        8,055        8,303
     Operating margin (deficit)              0.5%         3.8%         3.6%
     Total assets                          81,924      103,676      126,090
     Depreciation and amortization [b]      3,524        2,800        2,557
     Capital expenditures                   1,944        1,709        3,434

Maintenance Products Group
     Net external sales                 $ 327,714    $ 365,752    $ 361,761
     Net intercompany sales                13,950        9,062       11,141
     Income (loss) from operations [a]    (39,699)      10,298       29,458
     Operating margin (deficit)            (12.1%)        2.8%         8.1%
     Total assets                         231,179      299,292      318,906
     Depreciation and amortization [b]     56,013       20,638       17,065
     Capital expenditures                  10,060       11,732       16,936

Other
     Net external sales                 $   4,585    $   3,690    $   3,900
     Net intercompany sales                     0            2           --
     Income (loss) from operations         (9,782)        (889)        (190)
     Operating margin (deficit)           (213.3%)      (24.0%)       (4.9%)
     Total assets                           8,995       18,468       17,903
     Depreciation and amortization [b]     10,042          116            5
     Capital expenditures                     524          755          429

Discontinued Operations
     Net external sales                 $      --    $      --    $  10,025
     Net intercompany sales                    --           --           --
     Income (loss) from operations             --           --         (190)
     Operating margin (deficit)                --           --        (1.9%)
     Total assets                              --           --           --
     Depreciation and amortization [b]         --           --          454
     Capital expenditures                      --           --           80

                                                Years Ended December 31,
                                                ------------------------
                                              2001        2000       1999
                                              ----        ----       ----
Corporate
     Corporate expenses                     $  21,239    $  9,258   $  9,989
     Total assets                              25,857      25,287     30,205
     Depreciation and amortization [b]            358          44         91
     Capital expenditures                          38          --        187

Company
     Net external sales [a]                 $ 505,960    $579,629   $608,070
     Net intercompany sales                    66,814      73,857     71,133
     Income (loss) from operations [a]        (69,864)      8,206     27,392
     Operating margin (deficit) [a]            (13.8%)       1.4%       4.5%
     Total assets [a]                         347,955     446,723    493,104
     Depreciation and amortization [a] [b]     69,937      23,598     20,172
     Capital expenditures                      12,566      14,196     21,066

[a] Company balances include amounts from "Discontinued Operations" in the consolidated financial statements for 1999. The (Loss) from operations for Discontinued Operations has been recorded in the line item "Loss from operations of discontinued businesses (net of tax)" on the 1999 Consolidated Statement of Operations. See Note 5 to the Consolidated Financial Statements.

[b] Depreciation and amortization includes amounts recorded for impairments of long-lived assets.

2001 Compared to 2000

Electrical/Electronics Group

      The Electrical/Electronics Group's sales decreased $36.5 million or 17.4% due to decreased volumes at Woods, Woods Canada and GC/Waldom. Sales at Hamilton were also lower, but to a lesser extent than the other three businesses. We sold Thorsen Tools during the second quarter of 2001, which accounted for $7.3 million of the sales decrease. Excluding the impact of Thorsen Tools, sales in the group were lower by 13.9%. The sales decreases are primarily attributable to slower economic conditions during 2001, especially as those conditions caused retailers to reduce inventory levels during the early portion of 2001. Sales at GC/Waldom were hurt specifically by softness in the telecommunications and high-tech sectors

      The group's operating income decreased $7.2 million or 89.4%. Operating results were negatively impacted by unusual items of $9.5 million including $6.1 million of inventory lower of cost or market adjustments, the largest occurring at Woods relating to exiting licensed branded product lines ($3.3 million) and at GC/Waldom ($1.8 million). Other significant unusual items impacting operating results include severance and restructuring charges of $1.8 million and related impairments of long-lived assets of $0.7 million, and other items of $0.8 million. Unusual items impacted operating results in 2000 as well, including a $0.8 million product recall and $0.4 million severance charge at Woods, and a $0.5 million inventory valuation adjustment at GC/Waldom. Operating results excluding the items detailed above improved in 2001, with operating income increasing $1.6 million, or 16.5%, and operating margin increasing from 4.6% to 6.5%. Significant reductions in selling, general and administration costs at Woods and Woods Canada in 2001 as compared to 2000. SG&A costs as a percentage of sales for the two entities combined dropped from 10.6% to 8.9%, excluding the unusual items discussed above.

      Identifiable assets for the group decreased $21.8 million or 21.0% during the year mainly as a result of lower working capital levels at Woods, Woods Canada and GC/Waldom. These reductions were the result of aggressive efforts to reduce inventories, as well as lower levels of capital expenditures. Also, assets of Thorsen Tools, which were sold during 2001, accounted for approximately $6.9 million of the reduction.

Maintenance Products Group

      Sales from the Maintenance Products Group decreased $38.0 million or 10.4%. Sales decreased in 2001 at Contico and Wilen, and to a lesser extent at Duckback, Gemtex and Disco. Sales increased at Glit/Microtron and Loren. The group experienced weakness in both the retail and institutional sectors to which it sells. Retailers' efforts to reduce inventories, especially in early 2001, led to softer sales for Contico and Duckback, and a slower economy contributed to softer sales in the janitorial/sanitation markets.

      The group's operating income decreased $50.0 million. We recorded an impairment charge of $33.0 million at Wilen because consistently poor operating performance led us to conclude that the carrying values of certain long-lived assets were not recoverable through future cash flows. In addition to the impairment at Wilen, an additional $3.1 million of impairment charges were taken, related primarily to management decisions regarding the discontinuance of certain property, plant and equipment. Additional items that negatively impacted operating results during 2001 include severance and restructuring charges of $3.5 million, primarily at Contico and Wilen, and valuation reserve adjustments for inventory and receivables of $3.5 million. Operating results in 2000 were negatively impacted by unusual items of $2.7 million, including $1.2 million in severance and restructuring charges, a $0.7 million increase to its LIFO inventory reserve at Contico and an inventory write down at Wilen of $0.9 million. Excluding the impact of unusual items, operating income for the group declined $9.4 million, or 72%, and operating margin declined from 3.6% to 1.1%. Selling, general and administrative expenses declined as a percentage of sales from 15.5% to 15.0%, with improvements at Contico, Glit/Microtron, Loren and Disco offset by higher percentages of SG&A at Wilen, Duckback and Gemtex. The overall improvement in SG&A (excluding the unusual items) was offset by reduced gross margins at all businesses, led by Contico. Decreased volumes and the inability to reduce overhead accordingly was the main cause of the margin decreases. The group saw its overall gross margin decrease from 19% to 16%, excluding unusual items. Offsetting these factors were prices paid for various resins, a key raw material for plastic products produced by Contico, which were lower in 2001 than in 2000, especially for polypropylene. The lower prices for resins taken alone accounted for approximately $4.7 million in lower cost goods sold during 2001 versus 2000.

      Identifiable assets for the group decreased $68.1 million, or 22.8%, in part due to a $33.0 million write-off of long-lived assets in the mop, broom and brush business. An inventory reduction effort on a company-wide basis resulted in lower working capital levels at each division in 2001. Lower levels of capital expenditures also contributed to the decline.

Other

      Sales from other operations increased modestly as a result of higher sales at the waste-to-energy facility.

      Operating income from other operations decreased $8.9 million, primarily as a result of a $9.8 million impairment of our investment in the waste-to-energy facility and related property, plant and equipment. Excluding the effect of the write-off, operating income increased $0.9 million as a result of improved profitability at the waste-to-energy facility.

      Identifiable assets for our other operations decreased $9.5 million in connection with the write-off of Katy's investment in the waste-to-energy facility.

Discontinued Operations

      All of the companies included in Discontinued Operations were disposed of as of December 31, 1999.

Corporate

      Corporate expenses increased $12.0 million, or 129%; however, corporate incurred $12.7 million of unusual charges, consisting primarily of restructuring and severance charges and other costs incurred in connection with the recapitalization. We recorded $8.7 million of severance and restructuring charges, the majority of which relate to payments made in connection with management transition. Included in this amount is approximately $1.0 million of charges that relate to outside consultants working with Katy to modify operating and financial strategies, and $0.7 million of non-cancelable rent and other exit costs associated with the premature termination of our leased office facility in Englewood, Colorado. We also incurred approximately $3.0 million of costs associated with the recapitalization, such as non-capitalizable legal fees and investment banker fees, board and committee fees and other internal incremental costs. Other unusual items included increases to claims and environmental reserves of $0.7 million and other items totaling $0.3 million. Operating results in 2000 were negatively impacted by $0.6 million in unusual items, including $0.9 million of severance and restructuring charges and $0.2 million of costs associated with the recapitalization, partially offset by proceeds of $0.5 million related to a previously written-off investment. Excluding these unusual items, corporate costs decreased slightly from $8.7 million to $8.5 million, or 2%.

      Identifiable assets at corporate increased primarily as a result of higher cash levels at year-end relative to 2000, and a net long-term deferred tax asset position at December 31, 2001 versus year end 2000, when a net long-term deferred tax liability position existed.

      Interest expense decreased $3.8 million, or 25.3%, due primarily to reduced borrowings outstanding, especially during the second half of 2001 as a result of the recapitalization. We also paid lower rates of interest during 2001 as a result of lower rates of interest available for our variable rate debt facilities.

      The income tax benefit from continuing operations (excluding the tax effect of distributions on preferred securities) for 2001 is $20.4 million, yielding an effective tax rate of 25.1%, compared to a rate of 35% in 2000. The reduced effective tax rate is the result of valuation allowances applied to certain net operating loss carryforwards created during 2000 and 2001.

2000 Compared to 1999

Electrical/Electronics

      The Electrical/Electronics Group's sales decreased $22.6 million or 9.7% primarily due to decreased volumes at Woods, GC/Waldom, and Thorsen Tools, partially offset by increased volumes at Hamilton, and to a lesser extent, Woods Canada. Sales decreases at Woods occurred partially as a result of 1999 sales including final sales to a single large customer that withdrew its commitment to purchase Woods products, as announced on November 4, 1998. Sales were also lower late in 2000 compared to 1999 as a result of retail customers reducing orders and inventory levels. Sales at GC/Waldom softened in 2000 to a certain extent due to operational problems experienced primarily in 1999 as a result of the consolidation of GC Electronics and Waldom Electronics, which in turn affected those divisions' customer service.

      The group's operating income decreased $0.3 million or 3.0%. Operating results were negatively impacted by unusual items of $1.7 million including:
$0.4 million in restructuring and severance charges at Woods, a $0.8 million product recall at Woods and a $0.5 million inventory valuation at GC/Waldom. The group's 1999 operating income was negatively impacted by $0.6 million restructuring charge, primarily for severance costs at Woods. Excluding these items operating income increased $0.8 million or 4.7%. Operating results, excluding unusual items, were positively affected by significant reductions in selling, general and administration costs at Woods in 2000 as compared to 1999

      Identifiable assets for the group decreased $22.4 million or 17.8% during the year mainly as a result of lower working capital levels at Woods, Woods Canada and GC Waldom, and lower levels of capital expenditures.

Maintenance Products

      Sales from the Maintenance Products Group increased $4.0 million or 1.1%. Sales remained relatively flat in 2000 as increased sales at Contico and to a lesser extent at Disco were partially offset by decreased sales at Glit/Microtron and Wilen, and to a lesser extent by lower sales at Gemtex, Duckback and Loren.

      The group's operating income decreased $19.2 million or 65.0%. Operating results in 2000 were negatively impacted by unusual items of $2.8 million including: $1.2 million in severance and restructuring charges, a $0.7 million increase to its LIFO inventory reserve at Contico and an inventory write down at Wilen of $0.9 million. The group's 1999 operating income was negatively impacted by a $1.0 million increase to its LIFO inventory reserve at Contico, and a $0.3 million charge related to the restructuring of Contico's marketing representative group. Excluding these items, operating income decreased by $17.7 million, or 58%. Higher costs for plastic resins resulted in reduced margins at Contico. We estimate that resin costs negatively impacted 2000 results versus prior year by $10.0 million, due to an inability to recover or offset higher costs for raw materials. Also contributing to the decreased operating income levels were poor performance at Wilen, which experienced systems and other operational problems throughout 2000. Operating income was also lower, albeit to lesser extents, at Glit/Microtron and Duckback. Most of our consolidated foreign currency translation adjustment resulted from the translation of maintenance products operations in Canada and the United Kingdom.

      Identifiable assets for the group decreased $19.6 million or 6.2% primarily as a result of lower working capital levels at Contico, Glit/Gemtex and Wilen and lower levels of capital expenditures.

Other

      Sales from other operations remained relatively stable compared to prior year, decreasing $0.2 million or 5.4%.

      Operating income attributable to other operations decreased $0.7 million or 363.2% primarily as a result of increased maintenance costs coupled with fixed revenue contracts.

      Identifiable assets for other operations remained relatively stable between years.

Discontinued Operations

      All of the companies included in Discontinued Operations have been disposed of as of December 31, 1999.

Corporate

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

      Interest expense increased $1.9 million or 14.7%, due primarily to higher interest rates paid by Katy under the Former Credit Agreement during 2000 as opposed to 1999. Interest income decreased $0.3 million as the Company maintained lower average cash and cash equivalent balances during 2000 compared to 1999. "Other, net" in 2000 was income of $0.4 million versus income of $1.6 million in 1999. The amounts in both years resulted from us receiving past due balances on previously written-off notes and investments.

      The income tax benefit in 2000 is $2.0 million, yielding an effective tax rate of 35%. The provision for income taxes in 1999 was $3.2 or an effective tax rate of 18.9%. The reduced 1999 effective tax rate resulted from the resolution of specific income tax matters with the relevant tax authorities.

LIQUIDITY AND CAPITAL RESOURCES

      Our liquidity and capital resources were improved at the end of the second quarter of 2001 as a result of the completion of the recapitalization. Following the recapitalization, we had borrowings outstanding under the New Credit Agreement at June 30, 2001 of $89.2 million, which was reduced to $83.3 million at December 31, 2001. $6.1 million of the borrowings under the New Credit Agreement are due within one year, compared to borrowings under the Former Credit Agreement at December 31, 2000 of $133.0 million, all of which was due within one year. We have also determined that an additional $8.6 million of borrowings will be prepaid on or around April 1, 2002 (see below). Following is a summary of the sources and uses of funds involved in consummating the recapitalization:

(Thousands of Dollars)
Sources:
Sale of Convertible Preferred Stock                                               $ 70,000
Borrowings under the New Credit Agreement                                           93,211
                                                                                  --------
                                                                                  $163,211
                                                                                  ========
Uses:
Paydown of principal obligations under the Former Credit Agreement                $144,300
Payment of accrued interest under the Former Credit Agreement                          624
Purchase of one half of preferred interest of Contico at a discount                  9,900
Payment of accrued distributions on one-half of preferred interest of subsidiary       322
Certain costs associated with the recapitalization                                   8,065
                                                                                  --------
                                                                                  $163,211
                                                                                  ========

      We believe that our liquidity and financial strength has been increased as a result of the cash infusion by the purchaser of the Convertible Preferred Stock and borrowing availability under the New Credit Agreement. The New Credit Agreement, which provides for a total borrowing facility of $140.0 million, has a $30.0 million term loan portion (Term Loan) with a final maturity date of June 28, 2006 and quarterly repayments of $1.5 million, the first of which was made on September 30, 2001. The Term Loan is based on orderly liquidation values of the Company's property, plant and equipment. The remaining portion of the New Credit Agreement is a $110.0 million revolving credit facility (Revolving Credit Facility) that also has an expiration date of June 28, 2006. The borrowing base of the Revolving Credit Facility is determined by eligible inventory and accounts receivable. Unused borrowing availability on the Revolving Credit Facility was $16.8 million at December 31, 2001. Borrowing availability would have been higher at year end if not for several factors, including the duplication of a significant letter of credit (letters of credit are added to funded debt in determining availability) and an unusually high cash balance, due in part to over-committed borrowings. All extensions of credit under the New Credit Agreement are secured by a first priority perfected security interest in and lien upon the capital stock of each material domestic subsidiary (65% of the capital stock of each material foreign subsidiary), and all present and future assets and properties of Katy. Customary financial covenants and restrictions on the payment of dividends apply under the New Credit Agreement. Among other financial covenants, the Company was required to generate earnings before interest, taxes, depreciation and amortization and other adjustments (EBITDA, as defined the in the New Credit Agreement) in excess of $26.0 million for the twelve months ended December 31, 2001. The Company's actual EBITDA for 2001 in this regard was $31.1 million. The minimum EBITDA covenant adjusts to $28.0 million for the twelve months periods ending September 30 and December 31, 2002. Interest accrues on borrowings at approximately 275 basis points over the Eurodollar rate for Eurodollar rate loans and 175 basis points over the prime rate for base rate loans until the close of the second quarter of 2002. Following that, interest will be based on our consolidated leverage ratio, as defined in the New Credit Agreement. Total debt was 32.5% of total capitalization at December 31, 2001.

      In connection with the Revolving Credit Facility, the New Credit Agreement requires lockbox agreements which provide for all receipts to be swept daily to reduce borrowings outstanding. These agreements, combined with the existence of a Material Adverse Effect (MAE) clause in the New Credit Agreement, cause the Revolving Credit Facility to be classified as a current liability, per guidance in the FASB's Emerging Issues Task Force 95-22, Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement. However, the Company does not expect to repay, or be required to repay, within one year, the balance of the Revolving Credit Facility classified as a current liability. The MAE clause, which is a typical requirement in commercial credit agreements, allows the lender to require the loan to become due if it determines there has been a material adverse effect on our operations, business, properties, assets, liabilities, condition or prospects. The classification of the Revolving Credit Facility as a current liability is a result only of the combination of the two aforementioned factors: the lockbox agreements and the MAE clause. However, the Revolving Credit Facility does not expire or have a maturity date within one year, but rather has a final expiration date of June 28, 2006. Also, we were in compliance with the applicable financial covenants at December 31, 2001, the lender has not notified us of any indication of a MAE at December 31, 2001, and to our knowledge, we were not in default of any provision of the New Credit Agreement at December 31, 2001.

      The New Credit Agreement calls for scheduled repayments of Term Loans of $6.0 million during 2002. However, the New Credit Agreement also has a provision requiring the Company to repay Term Loans by a percentage of excess cash flow ("Consolidated Excess Cash Flow" as calculated under the New Credit Agreement) generated during each annual reporting period. As a result of this provision, and the calculation per the New Credit Agreement of Consolidated Excess Cash Flow generated during fiscal 2001, we expect to repay Term Loans in the approximate amount of $8.6 million on or around April 1, 2002. Much of the Consolidated Excess Cash Flow was generated by improved working capital during 2001. This repayment would require us to convert Term Loans to Revolving Loans. The most recently available calculations of our borrowing base (eligible accounts receivable and inventory) performed as of the end of the February 2002 reporting period indicated that we had unused borrowing availability of $24.9 million. The prepayment would reduce this unused availability.

      As the result of an agreement related to the recapitalization, we reduced the amount outstanding of the preferred interest in Contico by acquiring approximately one-half of such interest at a significant discount. This will result in a reduction of preferred cash distributions by approximately $1.3 million annually.

      Key components of working capital (excluding cash, current portion of deferred taxes, current maturities of debt, and the Revolving Credit Facility) decreased from December 31, 2000 by $37.4 million. The decrease was due in large part to a $37.1 million reduction in inventories. Reductions in accounts receivable and accounts payable roughly offset each other. Included in the inventory decrease was $9.0 million of valuation adjustments for excess and obsolete inventory. Lower sales levels also contributed to the decrease. However, a significant portion of the decrease was due to management efforts to operate the business with reduced stock levels and to monetize aged inventory.

      We expect to commit $12.0 million for capital projects in the continuing businesses over the course of 2002. Funding for these expenditures and for working capital needs is expected to be accomplished through the use of available cash under the New Credit Agreement. While a maximum of $140.0 million is available under the New Credit Agreement, our borrowing base is limited under the Revolving Credit Facility to eligible accounts receivable and inventory. We feel that the New Credit Agreement provides sufficient liquidity for the Company's operations going forward. Our borrowing availability at December 31, 2001, based on eligible accounts receivable and inventory, exceeded our outstanding borrowings at year end by approximately $16.8 million. Borrowing availability would have been higher at year end if not for several factors, including the duplication of a significant letter of credit (letters of credit are added to funded debt in determining availability) and an unusually high cash balance, due in part to over-committed borrowings.

      We are continually evaluating alternatives relating to divestitures of certain of our businesses. Divestitures present opportunities to de-leverage our financial position and free up cash for further investments in core activities.

Off-Balance Sheet Arrangements

      An indirect wholly-owed subsidiary of Katy, Savannah Energy Systems Company (SESCO), owns a waste-to-energy facility, in Savannah, Georgia. SESCO is under contract with the Resource Recovery Development Authority (the Authority) for the City of Savannah (the City) to receive and dispose of the City's solid waste through 2007 under a service agreement (the Service Agreement). The Authority issued $55.0 million of Industrial Revenue Bonds in 1984 and lent the proceeds to SESCO for the acquisition and construction of the facility under a loan agreement between SESCO and the Authority (the Loan Agreement). SESCO's ability to repay under the Loan Agreement is dependent upon money it receives as a result of contract obligations of the City to deliver minimum quantities of waste and for the Authority to pay a related disposal fee, a component of which is the debt service for the loan. As of December 31, 2001, $40.3 million of the bonds remained outstanding.

      On March 15, 2002, the Company and SESCO signed agreements that would effectively turn over operation of the facility to a third party. We anticipate a final closing on these agreements during April of 2002. This party would essentially assume SESCO's position in various contracts relating to the facility's operation. See the caption below entitled Joint Venture Arrangement Involving SESCO.

      Under the Service Agreement, SESCO is obligated to receive and process a certain amount of waste generated by the City each year, and to produce certain amounts of steam and energy. The Authority is obligated to deliver a certain tonnage of waste generated by the City during each year and to pay a monthly disposal fee, notwithstanding delivery of less than minimum amounts of waste during a given period. The Authority must pay the disposal fee whether or not the Facility is operating unless 1) SESCO and Katy are insolvent, and 2) the facility is deemed incapable of incinerating the required amount of waste. SESCO is liable for liquidated damages if it fails to accept the minimum amount of waste or to meet other performance standards under the Service Agreement. The liquidated damages, an off balance sheet risk for Katy, are equal to the amount of the bonds outstanding, less $4.0 million maintained in a debt service reserve trust. We do not expect non-performance by the other parties.

      SESCO's obligations under the Service Agreement are, except in limited circumstances relating to a default by the Authority, guaranteed by Katy. The obligation of SESCO to repay the loan is dependent upon debt service payments received from the Authority as part of the monthly disposal fee. The obligation of the Authority to provide for debt service payments is expected to be fulfilled from money derived from the City under a waste disposal contract. If all other parties fail to fulfill their respective obligations to provide funds for payments of principal and interest and premium on the bonds under the contract documents, the City is unconditionally obligated to provide the funds for such payments (even during periods of force majeure), unless 1) SESCO and Katy are insolvent, and 2) the facility is deemed to be incapable of incinerating the required amount of waste. The obligation of the City to make such payments constitutes a general obligation of the City for which its full faith and credit are irrevocably pledged.

      With the consent of the City and other parties to the contracts (and without the approval of the holders of the bonds), 1) SESCO may be replaced as operator of the facility if the experience of the substitute operator in operating mass-burn resource recovery facilities similar to the facility equals or exceeds that of Katy and SESCO, and 2) Katy may be replaced as guarantor of SESCO's performance under the Service Agreement by a third party, whose senior unsecured long-term debt is rated investment grade or better. To the extent the above qualifications are not met, the consent of the majority of bondholders would be required to authorize the replacement.

      Based on consultations with outside legal counsel, SESCO has a legally enforceable right to offset amounts it owes to the Authority under the Loan Agreement against amounts that are owed from the Authority under the Service Agreement. Accordingly, the amounts owed to and due from SESCO have been netted for financial reporting purposes and are not shown on the consolidated statements of financial position.

      Following are scheduled principal repayments on the Loan Agreement (and the Industrial Revenue Bonds) (in thousands):

                           2002               $ 4,445
                           2003                 5,385
                           2004                 6,765
                           2005                 8,370
                           2006                15,300
                                              -------
                           Total              $40,265
                                              =======

Joint Venture Arrangement Involving SESCO

      On March 15, 2002, the Company and SESCO signed agreements that would effectively turn over operation of the facility to a third party. The closing of the agreements is contingent upon receipt of certain consents from interested parties, and we anticipate a final closing during April of 2002. The Company has entered into these agreements as a result of evaluations of SESCO's business. The Company has determined that SESCO is not a core component to Katy's long-term strategic goals. Moreover, Katy does not feel it has the management expertise to deal with certain risks and uncertainties presented by the operation, given that SESCO is the only waste-to-energy facility in which the Company has an interest. Katy has explored options for divesting SESCO for a number of years, and management feels that the agreements contemplated currently offer a reasonable exit strategy from this business.

      The third party would essentially assume SESCO's position in various contracts relating to the facility's operation. Under the agreements, SESCO will contribute its assets and liabilities (except for its liability under the Loan Agreement) to a joint venture. While SESCO will maintain a 99% limited partnership interest in the joint venture, the third party will have control of the joint venture. SESCO will give a note payable as consideration for the transaction of $6,600,000. Certain amounts may be due to SESCO upon expiration of the Service Agreement in 2008. Also, the third party may purchase SESCO's remaining interest in the joint venture at that time. Also, if the Service Agreement were extended, further amounts would be due to SESCO from the third party.

      While SESCO (and therefore the Company) will maintain an investment in the joint venture, it will have a zero value since no positive return will be realized from it and SESCO will not be able to exert any meaningful level of control over it. Upon completion of the transaction, the Company expects to recognize a loss consisting of 1) a charge for the discounted value of the $6,600,000 note, which is payable over seven years, and 2) an amount representing the carrying value of certain assets contributed to the joint venture, consisting primarily of machinery spare parts. It should be noted that all of SESCO's long-lived assets were written to zero value at December 31, 2001, so no additional impairment will be required. However, the Company will incur higher than normal expenses related to SESCO as a result of legal fees and other costs to complete the transaction, and higher operational expenses during 2002 as a result of the ceasing of cost capitalization (i.e., costs previously considered capital expenditures are now being expensed in 2002) given the zero book value of long-lived assets.

      On a going forward basis, Katy would expect little if any income statement activity as a result of its involvement in the joint venture, and Katy's balance sheet will carry the note payable mentioned above. We have not booked any amounts receivable or other assets relating to amounts that may be received at the time the Service Agreement expires, given their uncertainty.

Contractual Obligations and Commercial Obligations

      Katy's obligations are summarized below:
      (In thousands of dollars)


                                                    Due in less        Due in           Due in          Due after
Contractual Cash Obligations          Total         than 1 year       1-3 years        4-5 years         5 years
-----------------------------      -----------      -----------      -----------      -----------      -----------
Revolving credit facility (b)      $    57,000      $        --      $        --      $    57,000      $        --
Term loans                              26,325           14,552           11,773               --               --
Preferred interest of subsidiary        16,400               --               --           16,400               --
Operating leases                        62,516           11,860           21,915           15,395           13,346
Other                                      768               67              701               --               --
                                   -----------      -----------      -----------      -----------      -----------
Total Contractual Obligations      $   163,009      $    26,479      $    34,389      $    88,795      $    13,346
                                   ===========      ===========      ===========      ===========      ===========

                                                    Due in less        Due in           Due in          Due after
Other Commercial Commitments          Total         than 1 year       1-3 years        4-5 years         5 years
-----------------------------      -----------      -----------      -----------      -----------      -----------
Commercial letters of credit       $       530      $       530      $        --      $        --      $        --
Stand-by letters of credit               9,678            5,305            4,373               --               --
Guarantees (a)                          40,265            4,445           12,150           23,670               --
                                   -----------      -----------      -----------      -----------      -----------
Total Commercial Commitments       $    50,473      $    10,280      $    16,523      $    23,670      $        --
                                   ===========      ===========      ===========      ===========      ===========

(a) As discussed in the Off-Balance Sheet Arrangements section above, SESCO, an indirect wholly-owned subsidiary of Katy, operates a waste-to-energy facility, under which it has certain contractual obligations, and for which Katy provides certain guarantees. If SESCO is not able to perform its obligations under the contracts, under certain circumstances SESCO and Katy could be subject to damages equal to the amount of Industrial Revenue Bonds outstanding (which financed construction of the Facility) less amounts held by certain trusts in debt service reserve funds. Katy and SESCO do not anticipate non-performance by parties to the contracts. See the Off-Balance Sheet Arrangements section above and Note 14 to Consolidated Financial Statements.

(b) As discussed in the Liquidity and Capital Resources section above, the entire Revolving Credit Facility is classified as a current liability on the Consolidated Statements of Financial Position as a result of the combination in the new credit agreement of 1) lockbox agreements on Katy's depository bank accounts and 2) a subjective Material Adverse Effect (MAE) clause. The revolving credit facility expires on June 28, 2006.

OTHER ITEMS

Effect of Transactions with Related and Certain Other Parties

      In connection with the Contico acquisition on January 8, 1999, we entered into building lease agreements with Newcastle Industries, Inc. Newcastle is majority-owned by Lester I. Miller, who was appointed to our Board of Directors on January 8, 1999, and who resigned in September 2000. Newcastle also is the holder of the preferred interest in Contico. Also, several additional properties utilized by Contico are leased directly from Lester I. Miller. Rental expense for these properties approximates historical market rates. Related party rental expense for the year ending December 31, 2001, 2000 and 1999 was approximately $1.5 million, $1.5 million and $5.5 million, respectively.

      We paid Newcastle $2.0 million of preferred dividends for the year ended December 31, 2001, compared to $2.6 million for each of the years ended December 31, 2000 and 1999. In connection with the recapitalization, we agreed with the holder of the preferred interest in Contico to redeem, at a discount, approximately half of such interest. As a consequence of the redemption, annual preferred cash distributions required to be paid pursuant to the purchase agreement were lower in 2001, and will decrease in future years by approximately $1.3 million from fiscal year 2000 and 1999 levels.

      Kohlberg, whose affiliate holds all 700,000 shares of our Convertible Preferred Stock, provides ongoing management oversight and advisory services to Katy. We paid $250,000 for such services in 2001, and expect to pay $500,000 annually in future years.

Restructuring Efforts and Severance Charges

      During the fourth quarter of 2001, we recorded $3.2 million of severance and restructuring charges. Approximately $1.0 million was related to severance payments. These payments related to the closing of the former corporate headquarters in Englewood, Colorado and an adjunct corporate office in Chicago and the related terminations of employees, as well as severance paid to employees at operating divisions in headcount reduction efforts. Approximately $1.4 million of the charges related to a consultant working with us on sourcing and other manufacturing and production efficiency initiatives. Approximately $0.4 million of the charges related to transition activities within the Company. Other costs related to manufacturing restructuring initiatives at Contico.

      During the third quarter of 2001, we recorded $6.5 million of severance and restructuring charges, of which $5.1 million related to the payment or accrual of severance and other payments associated with the management transition resulting from the recapitalization. Additionally, $1.0 million of costs were incurred related primarily to consultants working with the Company on sourcing and other manufacturing and production efficiency initiatives.

      During the second quarter of 2001, Contico undertook restructuring efforts that resulted in severance payments to various individuals. Forty three employees, including two members of Contico and Katy executive management, received severance benefits. Total severance costs were $1.6 million.

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

      We incurred charges for non-cancelable rent and other exit costs associated with the planned closure of our Englewood, Colorado corporate office. Total costs recognized in the second quarter of 2001 were $0.7 million. An additional $0.1 million was added to this cost estimate in the fourth quarter (see above).

      During the first quarter of 2001, Woods undertook a restructuring effort that involved reductions in senior management headcount as well as facilities closings. We closed facilities in Loogootee and Bloomington, Indiana, as well as the Hong Kong office of Katy International, a subsidiary which coordinates sourcing of products from Asia. Sixteen management and administrative employees received severance packages. Total severance and other exit costs were $0.7 million.

      During the third and fourth quarters of 2000, the Company implemented a workforce reduction that reduced headcount by approximately 90. Employees affected were primarily in general and administrative functions, with the largest number of affected employees coming from the Maintenance Products group. The workforce reduction included severance and related costs for certain employees. Total severance and related costs was $2.4 million.

      In June 1999, we began a restructuring plan for our Electrical/Electronics businesses as a result of weaker than expected sales performance and lower margins. The cost of the 1999 restructuring, which included severance costs related to the elimination of 22 management employees, resulted in a pre-tax charge to earnings in the second quarter of 1999 of approximately $0.6 million. Additionally, plant personnel levels were reduced in excess of 100 persons and 24 unfilled administrative positions were eliminated.

      As of December 31, 2001 accrued severance and restructuring totaled $3.6 million which will be paid through the year 2009.

      The table below summarizes the future obligations for severance and restructuring charges detailed above:

                                    (Thousands of dollars)

                               2002         $3,209
                               2003            265
                               2004             55
                               2005             55
                               2006             22
                         Thereafter             --
                                            ------
                    Total payments          $3,606
                                            ======

Outlook for 2002

      We anticipate a continuation of the difficult economic conditions and business environment in 2002, which will present challenges in maintaining top line net sales. In particular, we expect to see softness continue in the restaurant, travel and hotel markets to which we sell cleaning products. We have a significant concentration of customers in the mass-market retail, discount, and do-it-yourself market channels. Our ability to maintain and increase our sales levels depends in part on our ability to retain and improve relationships with these customers. We face the continuing challenge of recovering or offsetting costs increases for raw materials.

      Gross margins are expected to improve during 2002 as we realize the benefits of various profit-enhancing strategies begun in 2001. These strategies include sourcing previously manufactured products, as well as locating new sources for products already sourced outside the Company. We have significantly reduced headcount, and continue to examine issues related to excess facilities. Cost of goods sold is subject to variability in the prices for certain raw materials, most significantly thermoplastic resins used by Contico in the manufacture of plastic products. We are also exposed to price changes for copper (used by Woods and Woods Canada), corrugated packaging material and other raw materials. We have not employed any hedging techniques in the past, but are evaluating alternatives in the area of commodity price risk. We anticipate mitigating these risks in part by creating efficiencies in and improvements to our production processes.

      Selling, general and administrative costs are expected to remain stable or improve as a percentage of sales from 2001 levels. Cost reduction efforts are ongoing throughout the Company. Our corporate office has relocated, and we expect to maintain modest headcount and rental costs. We have begun the process of transferring most back-office functions of our Wilen subsidiary from Atlanta to St. Louis, the headquarters of Contico. We will evaluate the possibility of further consolidation of administrative processes at our other companies.

      It should be noted that we may incur further unusual charges during 2002 for potential restructuring efforts related to decisions on manufacturing and distribution facilities, as well as administrative operations. These charges could be for any or all of severance, plant closure costs and asset impairments.

      We are also pursuing a strategy of developing the Katy Maintenance Group
(KMG). This process involves bundling certain products of the janitorial/sanitation business of Contico, Wilen, Glit/Microtron and Disco for customers in the janitorial/sanitation markets. The new organization would allow customers to order certain products from all of the companies using a single purchase order, and billing and collection would be consolidated as well. In addition to administrative efficiencies, we believe that combining sales and marketing efforts of these entities will allow us a unique marketing opportunity to have improved delivery of both product and customer service. We do not expect significant financial benefits from this project in 2002, but believe it to be a key to improving profitability and the long-term success of the Company

      Interest expense is expected to be significantly lower during 2002 as opposed to 2001, given a full year of lower debt levels as a result of the recapitalization. Also, we have benefited from lower prevailing rates of interest in recent months as a result of variable rate borrowing facilities. We cannot predict the future levels of these interest rates.

      The effective tax rate for 2002 is expected to be higher than the federal statutory rate as a result of state and foreign income tax provisions. The effective tax rate is also subject to ongoing adjustments as a result of the Company's ongoing evaluations of its abilities to utilize certain deferred tax assets, particularly net operating losses.

      We are continually evaluating the possibility of divesting certain businesses. This strategy would allow us to de-leverage our current financial position and allow available cash, as well as management focus, to be directed at core business activities.

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995

      This report and the information incorporated by reference in this report contain various "forward-looking statements" as defined in Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act of 1934, as amended. The forward-looking statements are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. We have based these forward-looking statements on current expectations and projections about future events and trends affecting the financial condition of our business. These forward-looking statements are subject to risks and uncertainties that may lead to results that differ materially from those expressed in any forward-looking statement made by us or on our behalf, including, among other things:

      - Increases in the cost of, or in some cases continuation of the current price levels of, plastic resins, copper, paper board packaging, and other raw materials.

      - Our inability to reduce product costs, including manufacturing, sourcing, freight, and other product costs.

      - Our inability to reduce administrative costs through consolidation of functions and systems improvements.

      - Our inability to achieve product price increases, especially as they relate to potentially higher raw material costs.

      - The potential impact of losing lines of business at large retail outlets in the discount and do-it-yourself markets.

      -     Competition from foreign competitors.

      - The potential impact of new distribution channels, such as e-commerce, negatively impacting us and our existing channels.

      - The potential impact of rising interest rates on our Eurodollar-based credit facility.

      -     Our inability to meet covenants associated with the New Credit
            Agreement.

      - Labor issues, including union activities that require an increase in production costs or lead to a strike, thus impairing production and decreasing sales. We are also subject to labor relations issues at entities involved in our supply chain, including both suppliers and those involved in transportation and shipping.

      - Changes in significant laws and government regulations affecting environmental compliance and income taxes.

      - Our inability to sell certain assets to raise cash and de-leverage its financial condition.

      Words and phrases such as "expects," "estimates," "will," "intends," "plans," "believes," "anticipates" and the like are intended to identify forward-looking statements. The results referred to in forward-looking statements may differ materially from actual results because they involve estimates, assumptions and uncertainties. We are not obligated to update or revise any forward-looking statements or to advise changes in the assumptions on which they are based, whether as a result of new information, future events or otherwise. All forward looking statements should be viewed with caution.

Critical Accounting Policies

      Our significant accounting policies are more fully described in Note 2 to our consolidated financial statements. Certain of our accounting policies as discussed below require the application of significant judgment by management in selecting the appropriate assumptions for calculating amounts to record in our financial statements. By their nature, these judgments are subject to an inherent degree of uncertainty.

      Accounts Receivable - We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer's current credit worthiness, as determined by our review of their current credit information. We continuously monitor collections and payment from our customers and maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified. While such credit losses have historically been within our expectations and the provision established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. Since our accounts receivable are concentrated in a relatively few number of large sized customers, a significant change in the liquidity or financial position of any one of these customers could have a material adverse impact on the collectibility of our accounts receivable and our future operating results.

      Inventories - We value our inventory at the lower of the actual cost to purchase and/or manufacture the inventory or the current estimated market value of the inventory. We regularly review inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on our estimated forecast of product demand and production requirements for the next twelve months. A significant increase in the demand for our products could result in a short-term increase in the cost of inventory purchases while a significant decrease in demand could result in an increase in the amount of excess inventory quantities on hand. Additionally, our estimates of future product demand may prove to be inaccurate, in which case we may have understated or overstated the provision required for excess and obsolete inventory. In the future, if our inventory is determined to be overvalued, we would be required to recognize such costs in our cost of goods sold at the time of such determination. Likewise, if our inventory is determined to be undervalued, we may have over-reported our costs of goods sold in previous periods and would be required to recognize such additional operating income at the time of sale. Therefore, although we make every effort to ensure the accuracy of our forecasts of future product demand, any significant unanticipated changes in demand or product developments could have a significant impact on the value of our inventory and our reported operating results.

      Deferred income taxes - We recognize deferred income tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. Deferred income tax assets also include net operating loss carry forwards primarily due to the significant operating losses incurred during recent years. We regularly review our deferred income tax assets for recoverability and establish a valuation allowance when it is more likely than not such assets will not be recovered, taking into consideration historical net income (losses), projected future income (losses) and the expected timing of the reversals of existing temporary differences. As of December 31, 2001, we had a valuation allowance of $13.9 million. During the year ended December 31, 2001, the valuation allowance was increased by $9.7 million, reducing our effective tax rate benefit to 25% and our total income tax benefit to $21.7 million . We will continue to evaluate our valuation allowance requirements based on future operating results and business acquisitions and dispositions. As circumstances change that require an increase or decrease in our income tax valuation allowance, the change in valuation allowance will be reflected in current operations through our income tax provision (benefit).

      Workers' compensation and product liabilities - We make payments for workers' compensation and product liability claims generally through the use of a third party claims administrator. We have purchased insurance coverage for large claims over our self-insured retention levels. Our workers' compensation and health benefit liabilities are developed using actuarial methods based upon historical data for payment patterns, cost trends, and other relevant factors. While we believe that our liabilities for workers' compensation and product liability claims of $9.1 million as of December 31, 2001, are adequate and that the judgment applied is appropriate, such estimated liabilities could differ materially from what will actually transpire in the future.

New Accounting Pronouncements

      In June 2001, the Financial Accounting Standards Board authorized the issuance of Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001. SFAS No. 141 requires intangible assets to be recognized if they arise from contractual or legal rights or are "separable," i.e., it is feasible that they may be sold, transferred, licensed, rented, exchanged or pledged. As a result, it is likely that more intangible assets will be recognized under SFAS No. 141 than under its predecessor, Accounting Principles Board (APB) Opinion No.16 although in some instances previously recognized intangibles will be subsumed into goodwill.

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

      SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 although goodwill on business combinations consummated after July 1, 2001 will not be amortized. In addition, goodwill on prior business combinations will cease to be amortized. The Company is unable at this time to determine the impact that this Statement will have on goodwill and intangible assets at the time of adoption in the first quarter of 2002, or whether a cumulative effect adjustment will be required upon adoption. During the second quarter of 2001, the Company recorded an impairment of $33.0 million on the long-lived assets of its Wilen subsidiary, as discussed in Note 7 to Consolidated Financial Statements. However, even considering this impairment, the terms of the recently completed recapitalization (see Note 3 to Consolidated Financial Statements) indicate that the fair value of the Company may be less than the carrying value represented on the consolidated balance sheets. Therefore, the Company recognizes the possibility of impairments of goodwill and certain intangibles upon adoption in the first quarter of 2002.

      In August, 2001, the FASB released SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Previously, two accounting models existed for long-lived assets to be disposed of, as SFAS No. 121, Accounting for the

Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, did not address the accounting for a segment of a business accounted for as a discontinued operation under APB Opinion 30. This statement establishes a single model based on the framework of SFAS No. 121. This statement also broadens the presentation of discontinued operations to include more disposal transactions.

      SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. While the Company is still evaluating the potential impact of the statement, it anticipates that this statement could have an impact on its financial reporting as it liberalizes the presentation of discontinued operations. If the Company were to divest of certain businesses that are under consideration, Katy anticipates they would possibly qualify as discontinued operations under SFAS No. 144, whereas they would have not met the requirements of discontinued operations treatment under APB Opinion 30.

Environmental and Other Contingencies

      The Company and certain of its current and former direct and indirect corporate predecessors, subsidiaries and divisions have been identified by the United States Environmental Protection Agency, state environmental agencies and private parties as potentially responsible parties (PRPs) at a number of hazardous waste disposal sites under the Comprehensive Environmental Response, Compensation and Liability (Superfund) Act or equivalent state laws and, as such, may be liable for the cost of cleanup and other remedial activities at these sites. Responsibility for cleanup and other remedial activities at a Superfund site is typically shared among PRPs based on an allocation formula. Under the federal Superfund statute, parties could be held jointly and severally liable, thus subjecting them to potential individual liability for the entire cost of cleanup at the site. Based on its estimate of allocation of liability among PRPs, the probability that other PRPs, many of whom are large, solvent, public companies, will fully pay the costs apportioned to them, currently available information concerning the scope of contamination, estimated remediation costs, estimated legal fees and other factors, the Company has recorded and accrued for indicated environmental liabilities amounts that it deems reasonable and believes that any liability with respect to these matters in excess of the accrual will not be material. The ultimate costs will depend on a number of factors and the amount currently accrued represents management's best current estimate of the total cost to be incurred. The Company expects this amount to be substantially paid over the next one to four years.

      The most significant environmental matter in which the Company is currently involved relates to the W.J. Smith site. In 1993, the United States Environmental Protection Agency (USEPA) initiated a Unilateral Administrative Order Proceeding under Section 7003 of the Resource Conservation and Recovery Act (RCRA) against W.J. Smith and Katy. The proceeding requires certain actions at the W.J. Smith site and certain off-site areas, as well as development and implementation of additional cleanup activities to mitigate off-site releases. In December 1995, W.J. Smith, Katy and USEPA agreed to resolve the proceeding through an Administrative Order on Consent under Section 7003 of RCRA. Pursuant to the Order, W.J. Smith is currently implementing a cleanup to mitigate off-site releases.

      With regard to non-environmental contingencies, in December 1996, Banco del Atlantico, a bank located in Mexico, filed a lawsuit against Woods, a subsidiary of Katy, and against certain past and then present officers and directors and former owners of Woods, alleging that the defendants participated in a violation of the Racketeer Influenced and Corrupt Organizations (RICO) Act involving allegedly fraudulently obtained loans from Mexican banks, including the plaintiff, and "money laundering" of the proceeds of the illegal enterprise. All of the foregoing is alleged to have occurred prior to our purchase of Woods. The plaintiff also alleges that it made loans to an entity controlled by certain officers and directors based upon fraudulent representations. The plaintiff seeks to hold Woods liable for its alleged damage under principles of respondeat superior and successor liability. The plaintiff is claiming damages in excess of $24.0 million and is requesting treble damages under RICO. Because certain procedural issues have not yet been fully adjudicated in this litigation, it is not possible at this time for the Company to reasonably determine an outcome or accurately estimate the range of potential exposure. We may have recourse against the former owner of Woods and others for, among other things, violations of covenants, representations and warranties under the purchase agreement through which we acquired Woods, and under state, federal and common law. In addition, the purchase price under the purchase agreement may be subject to adjustment as a result of the claims made by Banco del Atlantico. The extent or limit of any such recourse cannot be predicted at this time.

      We also have a number of product liability and worker's compensation claims pending against us and our subsidiaries. Many of these claims are proceeding through the litigation process and the final outcome will not be known until a settlement is reached with the claimant or the case is adjudicated. It can take up to 10 years from the date of the injury to reach a final outcome for such claims. With respect to the product liability and worker's compensation claims, we have provided for our share of expected losses beyond the applicable insurance coverage, including those incurred but not reported, which are developed using actuarial techniques. Such accruals are developed using currently available claim information, and represent our best estimates. The ultimate cost of any individual claim can vary based upon, among other factors, the nature of the injury, the duration of the disability period, the length of the claim period, the jurisdiction of the claim and the nature of the final outcome.

      Although we believe that these actions individually and in the aggregate are not likely to have a material adverse effect on the Company, further costs could be significant and will be recorded as a charge to operations when such costs become probable and reasonably estimable.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Our exposure to market risk associated with changes in interest rates relates primarily to our debt obligations and temporary cash investments. We currently do not use derivative financial instruments relating to either of these exposures. Our interest obligations on outstanding debt are indexed from short-term Eurodollar rates.

      The holder of the preferred interest in Contico redeemed with Katy, at a discount, approximately half of such interest at the time of the recapitalization. We utilized approximately $10.2 million of the proceeds from the issuance of the Convertible Preferred Stock for the purpose of redeeming approximately 50% of the preferred interest. The holder will retain approximately 50% of the preferred interest, or a stated value of $16.4 million. Additionally, in connection with the recapitalization, the agreement governing a put option was amended to, among other things, provide that in the event of a change of control, or at any time during the period beginning on the earlier to occur of 1) June 28, 2006 , or 2) the date at which all indebtedness incurred by us in connection with the recapitalization has been paid in full and lenders have released all security interests in connection with such indebtedness, and ending on January 7, 2010, the holder of the preferred interest shall have the right to require us to purchase from them any portion of their preferred interest at its stated value. In the same amendment, provisions regarding our call option on the preferred interest were amended to allow us to purchase the outstanding preferred interest at stated value at any time following the recapitalization. See Note 12 to Consolidated Financial Statements

      The following table presents our financial instruments, rates of interest and indications of fair value:

                             Expected Maturity Dates
                             (Thousands of Dollars)

ASSETS
                                    2002        2003        2004       2005       2006     Thereafter    Total   Fair Value
                                    ----        ----        ----       ----       ----     ----------    -----   ----------
Temporary cash investments
     Fixed rate                    $          $     --    $     --    $    --    $     --    $    --    $     --    $    --
     Average interest rate              --          --          --         --          --         --

LONG-TERM DEBT

Fixed rate debt                    $    67    $    701    $     --    $    --    $     --    $    --    $    768    $   768
Average interest rate                 7.14%       7.14%         --         --          --         --        7.14%
Variable rate debt                 $14,552    $  6,000    $  5,773    $    --    $ 57,000    $    --    $ 83,325    $83,325
    Average interest rate             4.75%       4.75%       4.75%      4.75%       4.75%                  4.75%

PREFERRED INTEREST OF SUBSIDIARY

Fixed rate obligation              $    --    $     --    $     --    $    --    $ 16,400    $    --      16,400 (a)
    Average interest rate             8.00%       8.00%       8.00%      8.00%       8.00%      8.00%       8.00%

(a) The Company cannot estimate the fair value of the preferred interest due to lack of a market. The fair value of the preferred interest in Contico is impacted by two factors: the rate of interest paid on the stated amount, and the market price of Katy's common stock. During 2001, market rates for similar instruments decreased, which would have the effect of increasing the fair value of the preferred interest. Also during 2001, the value of Katy's common stock declined, which caused the fair value of the preferred interest to decrease. Upon exercise of the put option, the holder would receive 780,968 shares of Katy common stock, implying a $21.00 per share value when divided into the post-redemption value of $16.4 million. Katy's stock closed at $17.00 on January 8, 1999, the date of the Contico acquisition, and closed at $3.42 on December 31, 2001.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT REPORT

      Our management is responsible for the fair presentation and consistency of all financial data included in this Annual Report in accordance with generally accepted accounting principles. Where necessary, the data reflects management's best estimates and judgments.

      Management also is responsible for maintaining an internal control structure with the objective of providing reasonable assurance that our assets are safeguarded against material loss from unauthorized use or disposition and that authorized transactions are properly recorded to permit the preparation of accurate financial data. Cost-benefit analyses are an important consideration in this regard. The effectiveness of internal controls is maintained by: (1) personnel selection and training; (2) division of responsibilities; (3) establishment and communication of policies; and (4) ongoing internal review programs and audits. Management believes that our system of internal controls is effective and adequate to accomplish the above described objectives.


/s/ C. Michael Jacobi
--------------------------------------
C. Michael Jacobi
President and Chief Executive Officer


/s/ Amir Rosenthal
--------------------------------------
Amir Rosenthal
Vice President, Chief Financial Officer, General Counsel and Secretary

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO KATY INDUSTRIES, INC.:

We have audited the accompanying consolidated balance sheets of KATY INDUSTRIES, INC., (a Delaware corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Katy Industries, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.


ARTHUR ANDERSEN LLP

St. Louis, Missouri
March 26, 2002

                     KATY INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 2001 and 2000
                             (Thousands of Dollars)

                                     ASSETS

                                                                       2001          2000
                                                                       ----          ----
CURRENT ASSETS:
    Cash and cash equivalents                                       $    8,064    $    2,459
    Trade accounts receivable, net of allowance
        for doubtful accounts of $2,023 and $1,478                      72,810        86,442
    Inventories                                                         65,941       103,068
    Deferred income taxes                                                8,243         7,544
    Other current assets                                                 2,878         5,571
                                                                    ----------    ----------

      Total current assets                                             157,936       205,084
                                                                    ----------    ----------

OTHER ASSETS:

    Goodwill, net of accumulated
      amortization of $11,315 and $9,398                                15,125        39,500
    Intangibles, net of accumulated
      amortization of $10,182 and $7,559                                33,032        47,214
    Deferred income taxes                                                2,278            --
    Equity method investment in unconsolidated affiliate - Note 2        7,011         6,927
    Other                                                               12,825        15,382
                                                                    ----------    ----------
      Total other assets                                                70,271       109,023
                                                                    ----------    ----------

PROPERTY AND EQUIPMENT
    Land and improvements                                                3,798         3,789
    Buildings and improvements                                          23,526        23,273
    Machinery and equipment                                            171,333       168,312
                                                                    ----------    ----------

                                                                       198,657       195,374
    Less - Accumulated depreciation                                    (78,909)      (62,758)
                                                                    ----------    ----------

      Net property and equipment                                       119,748       132,616
                                                                    ----------    ----------

      Total assets                                                  $  347,955    $  446,723
                                                                    ==========    ==========

See Notes to Consolidated Financial Statements.

                     KATY INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 2001 and 2000
                  (Thousands of Dollars, except Per Share Data)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                               2001          2000
                                                                               ----          ----
CURRENT LIABILITIES:
    Accounts payable                                                        $   39,181    $   54,444
    Accrued compensation                                                         7,201         6,179
    Accrued expenses                                                            37,578        39,030
    Current maturities, long-term debt - Note 8                                 14,619       133,067
    Revolving credit agreement - Note 8                                         57,000            --
    Dividends payable                                                               --           629
                                                                            ----------    ----------

      Total current liabilities                                                155,579       233,349

LONG-TERM DEBT, less current maturities - Note 8                                12,474           771

OTHER LIABILITIES                                                                5,638         7,609

EXCESS OF ACQUIRED NET
   ASSETS OVER COST, net of accumulated amortization of
   $8,517 and $6,725                                                                --         1,792

DEFERRED INCOME TAXES                                                               --        19,969
                                                                            ----------    ----------

    Total liabilities                                                          173,691       263,490
                                                                            ----------    ----------

COMMITMENTS AND CONTINGENCIES - Notes 8, 16 and 19

PREFERRED INTEREST OF SUBSIDIARY - Note 3 and 12                                16,400        32,900
                                                                            ----------    ----------

STOCKHOLDERS' EQUITY

    15% Convertible Preferred Stock, $100 par value, authorized
      1,200,000 shares, issued and outstanding 700,000 shares,
      liquidation value $70,000 - Note 3 and 9                                  69,560            --
    Common stock, $1 par values; authorized 35,000,000 and
      25,000,000 shares; issued 9,822,204 shares                                 9,822         9,822
    Additional paid-in capital                                                  58,314        51,127
    Accumulated other comprehensive loss                                        (4,625)       (2,757)
    Unearned compensation                                                         (106)         (518)
    Retained earnings                                                           44,976       112,697
    Treasury stock, at cost, 1,430,621
      and 1,427,446 shares, respectively                                       (20,077)      (20,038)
                                                                            ----------    ----------

      Total stockholders' equity                                               157,864       150,333
                                                                            ----------    ----------

      Total liabilities and stockholders equity                             $  347,955    $  446,723
                                                                            ==========    ==========

See Notes to Consolidated Financial Statements.

                     KATY INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 and 1999
                (Thousands of Dollars, Except Per Share Amounts)

                                                                             2001         2000         1999
                                                                             ----         ----         ----
Net sales                                                                  $ 505,960    $ 579,629    $ 598,045
Cost of goods sold                                                           429,140      473,823      469,211
                                                                           ---------    ---------    ---------
  Gross profit                                                                76,820      105,806      128,834
Selling, general and administrative expenses                                 (85,567)     (94,949)    (100,094)
Impairments of long-lived assets                                             (47,469)          --           --
Severance and restructuring charges                                          (13,648)      (2,651)      (1,158)
                                                                           ---------    ---------    ---------
  Operating (loss) income                                                    (69,864)       8,206       27,582
Equity in income (loss) of unconsolidated affiliate                               72          (61)         (84)
Interest                                                                     (10,772)     (14,376)     (12,135)
Other, net                                                                      (625)         462        1,687
                                                                           ---------    ---------    ---------

(Loss) income before income taxes, distributions on preferred interest of subsidiary, discontinued operations and
      extraordinary loss on early extinguishment of debt                     (81,189)      (5,769)      17,050

Benefit from (provision) for income taxes                                     20,383        2,022       (3,217)
                                                                           ---------    ---------    ---------

(Loss) income from operations before distributions on preferred interest of subsidiary, discontinued operations and
      extraordinary loss on early extinguishment of debt                     (60,806)      (3,747)      13,833

Distributions on preferred interest of subsidiary (net of tax)                (1,274)      (1,711)      (1,678)
                                                                           ---------    ---------    ---------

(Loss) income from continuing operations                                     (62,080)      (5,458)      12,155

Loss from operations of discontinued businesses (net of tax)                      --           --       (1,700)

Extraordinary loss on early extinguishment of debt (net of tax)               (1,182)          --           --
                                                                           ---------    ---------    ---------

Net (loss) income                                                            (63,262)      (5,458)      10,455

Gain on early redemption of preferred interest of subsidiary                   6,600           --           --

Payment in kind dividends on convertible preferred stock                      (4,459)          --           --

Net (loss) income available to common shareholders                         ($ 61,121)   ($  5,458)      10,455
                                                                           =========    =========    =========

(Loss) earnings per share of common stock - Basic
  (Loss) income from continuing operations                                 $   (7.14)   $   (0.65)   $    1.45
  Discontinued operations                                                         --           --         (.20)
  Extraordinary loss on early extinguishment of debt                            (.14)          --           --
                                                                           ---------    ---------    ---------
  Net (loss) income                                                        $   (7.28)   $   (0.65)   $    1.25
                                                                           =========    =========    =========

(Loss) earnings per share of common stock - Diluted
  (Loss) income from continuing operations                                 $   (7.14)   $   (0.65)   $    1.38
  Discontinued operations                                                         --           --         (.17)
  Extraordinary loss on early extinguishment of debt                            (.14)          --           --
                                                                           ---------    ---------    ---------
  Net (loss) income                                                        $   (7.28)   $   (0.65)   $    1.21
                                                                           =========    =========    =========

See Notes to Consolidated Financial Statements.

                     KATY INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  (Thousands of dollars, except per share data)

                                       Convertible                 Common                        Other
                                     Preferred Stock                Stock         Additional    Compre-
                                 Number of       Par       Number of      Par       Paid in      hensive    Unearned       Retained
                                  Shares        Value       Shares       Value      Capital       Loss    Compensation     Earnings
                                 --------------------------------------------------------------------------------------------------
Balance, January 1, 1999                --           --    9,822,204   $   9,822   $  51,243    $  (2,309)  $  (1,302)    $ 112,784
Net income                              --           --           --          --          --           --          --        10,455
Foreign currency translation
  adjustments                           --           --           --          --          --        1,875          --            --

Comprehensive income                    --           --           --          --          --           --          --            --

Common stock dividends                  --           --           --          --          --           --          --        (2,514)
Issuance of shares under Stock
Option Plan                             --           --           --          --         (37)          --          --
Other issuance of shares                --           --           --          --         (79)          --         292           (36)
Purchase of treasury shares             --           --           --          --          --           --          --            --
                                 --------------------------------------------------------------------------------------------------
Balance, December 31, 1999              --           --    9,822,204       9,822      51,127         (434)     (1,010)      120,689
Net loss                                --           --           --          --          --           --          --        (5,458)
Foreign currency translation
  adjustment                            --           --           --          --          --       (2,323)         --            --

Comprehensive loss

Common stock dividends                  --           --           --          --          --           --          --        (2,520)
Issuance of shares under
  Stock Option Plan                     --           --           --          --          --           --          --            --
Other                                   --           --           --          --          --           --         492           (14)
Purchase of Treasury Shares             --           --           --          --          --           --          --            --
                                 --------------------------------------------------------------------------------------------------
Balance, December 31, 2000              --           --    9,822,204       9,822      51,127       (2,757)       (518)      112,697
Net loss                                --           --           --          --          --           --          --       (63,262)
Foreign currency translation
  adjustment                            --           --           --          --          --       (1,511)         --            --
Pension adjustment                                                                                   (357)


Comprehensive loss

Issuance of convertible
preferred stock                    700,000    $  70,000           --          --          --           --          --            --
Direct costs related to
  issuance of convertible
  preferred stock                       --       (4,899)          --          --          --           --          --            --
Redemption of preferred
interest in subsidiary, with
tax                                     --           --           --          --       6,710           --          --            --
Payment in kind dividend                          4,459                                                                      (4,459)
Stock option grant                                                                       477
Other                                   --           --           --          --          --           --         412            --
Balance,December 31, 2001          700,000    $  69,560    9,822,204   $   9,822   $  58,314    $  (4,625)  $    (106)    $  44,976
                                 ==================================================================================================
                                                          Compre-
                                                           hensive
                                            Treasury       Income
                                             Stock         (Loss)
                                           ------------------------
Balance, January 1, 1999                   $ (20,922)
Net income                                        --      $  10,455
Foreign currency translation
  adjustments                                     --          1,875
                                                          ---------
Comprehensive income                              --      $  12,330
                                                          =========
Common stock dividends                            --
Issuance of shares under Stock
Option Plan                                      289
Other issuance of shares                         988
Purchase of treasury shares                     (238)
                                           ------------------------
Balance, December 31, 1999                   (19,883)
Net loss                                          --      $  (5,458)
Foreign currency translation
  adjustment                                      --         (2,323)
                                                          ---------
Comprehensive loss                                        $  (7,781)
                                                          =========
Common stock dividends                            --
Issuance of shares under
  Stock Option Plan                               63
Other                                             44
Purchase of Treasury Shares                     (262)
                                           ---------
Balance, December 31, 2000                   (20,038)
Net loss                                          --      $ (63,262)
Foreign currency translation
  adjustment                                      --         (1,511)
Pension adjustment                                             (357)
                                                          ---------
Comprehensive loss                                        $ (65,130)
                                                          =========
Issuance of convertible
  preferred stock                                 --
Direct costs related to
  issuance of convertible
  preferred stock                                 --
Redemption of preferred
interest in subsidiary, net of
tax                                               --
Payment in kind dividend
Stock option grant
Other                                            (39)
Balance,December 31, 2001                  $ (20,077)
                                           ========================

See Notes to Consolidated Financial Statements

                     KATY INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 and 1999
                             (Thousands of Dollars)

                                                                                 2001           2000           1999
                                                                              ---------------------------------------
Cash flows from operating activities:
     Net (loss) income                                                        $ (63,262)     $  (5,458)     $  10,455
     Depreciation and amortization                                               22,468         23,598         20,172
     Impairment of long-lived assets                                             47,469             --             --
     Loss (gain) on sale of assets                                                  (33)          (408)         1,754
     Equity in (income) loss of unconsolidated affiliates                           (72)            61             84
     Extraordinary loss on early extinguishment of debt                           1,818             --             --
     Deferred income taxes                                                      (22,836)           885          2,188
     Changes in assets and liabilities, net of acquisition/disposition of subsidiaries:
            Accounts receivable                                                 13,135         10,248         (8,201)
            Inventories                                                         34,397         14,332         (9,978)
            Other current assets                                                   526            212          1,268
            Accounts payable                                                   (15,263)        (3,384)        13,467
            Accrued liabilities                                                   (430)       (14,595)         9,362
            Other, net                                                             364         (1,247)        (2,654)
                                                                              ---------------------------------------
         Net cash flows provided by operating activities                         18,281         24,244         37,917
                                                                              ---------------------------------------
Cash flows from investing activities:
     Capital expenditures                                                       (12,566)       (14,196)       (21,066)
     Proceeds from sale of assets                                                   691            904            210
     Collections of notes receivable                                                137            581            684
     Payments for purchase of subsidiaries                                           --             --       (140,088)
     Proceeds from sale of subsidiaries                                           1,576             --         10,501
                                                                              ---------------------------------------
         Net cash flows used in investing activities                            (10,162)       (12,711)      (149,759)
                                                                              ---------------------------------------
Cash flows from financing activities:
     Net borrowings (repayments) on Former Credit Agreement, prior
         to Recapitalization                                                     11,300        (17,064)       110,855
     Repayment of borrowings under Former Credit Agreement at
         Recapitalization                                                      (144,300)            --             --
     Proceeds on initial borrowings from New Credit Agreement at
         Recapitalization - term loans                                           30,000             --             --
     Proceeds on initial borrowings from New Credit Agreement at
         Recapitalization - revolving loans                                      63,211             --             --
     Repayments on New Credit Agreement following Recapitalization
         - revolving loans                                                       (3,675)            --             --
     Net repayments on New Credit Agreement following Recapitalization
         - term loans                                                            (6,282)            --             --
     Fees and costs associated with New Credit Agreement                         (7,471)            --             --
     Proceeds from issuance of Convertible Preferred Stock                       70,000             --             --
     Direct costs related to issuance of Convertible Preferred Stock             (4,899)            --             --
     Redemption of preferred interest of subsidiary                              (9,900)            --             --
     Payment of dividends                                                          (629)        (2,520)        (2,508)
     Purchase of treasury shares                                                     --           (262)          (238)
     Other                                                                          122             75            530
                                                                              ---------------------------------------
         Net cash flows (used in) provided by financing activities               (2,523)       (19,771)       108,639
Effect of exchange rate changes on cash and cash equivalents                          9             54            (37)
                                                                              ---------------------------------------
Net increase (decrease) in cash and cash equivalents                              5,605         (8,184)        (3,240)
Cash and cash equivalents, beginning of period                                    2,459         10,643         13,883
                                                                              ---------------------------------------
Cash and cash equivalents, end of period                                      $   8,064      $   2,459      $  10,643
                                                                              =======================================

See Notes to Consolidated Financial Statements.

                     KATY INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        As of December 31, 2001 and 2000
                  (Thousands of dollars, except per share data)

Note 1. ORGANIZATION OF THE BUSINESS

      The Company is a manufacturer and distributor of a variety of industrial and consumer products, including sanitary maintenance supplies, coated abrasives, stains and electrical and electronic components. Principal markets are in the United States, Canada, and Europe and include the sanitary maintenance, restaurant supply, retail, electronics, automotive, and computer markets. These activities are grouped into two primary reportable segments:
Electrical/Electronics and Maintenance Products.

Note 2. SIGNIFICANT ACCOUNTING POLICIES

      Consolidation Policy - The consolidated financial statements include the accounts of Katy Industries, Inc. and subsidiaries in which it has a greater than 50% voting interest, collectively "Katy" or the "Company". All significant intercompany accounts, profits and transactions have been eliminated in consolidation. Investments in affiliates that are not majority-owned and where the Company does not exercise significant influence are reported using the equity method.

      As part of the continuous evaluation of its operations, Katy has acquired and disposed of certain of its operating units in recent years. Those which affected the Consolidated Financial Statements for the years ended December 31, 2001, 2000, and 1999 are discussed in Note 4.

      At December 31, 2001, the Company owns 30,000 shares of common stock, a 43% interest, in Sahlman Holding Company, Inc., (Sahlman) that is accounted for under the equity method. Sahlman is engaged in the business of harvesting shrimp off the coast of South and Central America and shrimp farming in Nicaragua. As of December 31, 2001 and 2000 the investment balances were $7,011 and $6,927, respectively.

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

      Cash and Cash Equivalents - Cash equivalents consist of highly liquid investments with original maturities of three months or less.

      Supplemental Cash Flow Information - Cash paid and (received) during the year for interest and income taxes is as follows:

                                            2001           2000           1999
                                          --------       --------       --------
                                                  (Thousands of dollars)
   Interest                               $ 11,333       $ 15,065       $ 10,121
                                          ========       ========       ========
   Income taxes                           $ (2,549)      $ (3,850)      $    111
                                          ========       ========       ========

      Significant non-cash transactions during 2001 include the accrual of payment-in-kind dividends on the convertible preferred stock (Note 9) of $4,459, the gain on the early redemption of the preferred interest in Contico (Notes 3 and 12) of $6,600, and the creation of a note receivable on the sale of the Thorsen Tools business of $1,000.

      Advertising Costs - Advertising costs are expensed as incurred. Advertising costs expensed in 2001, 2000 and 1999 were $8.8 million, $10.0 million and $9.5 million, respectively.

      Inventories - Inventories are stated at the lower of cost or market. Cost includes materials and conversion costs. At December 31, 2001 and 2000, approximately 40% and 34%, respectively, of Katy's inventories were accounted for using the last-in, first-out (LIFO) method, while the remaining inventories were accounted for using the first-in, first-out (FIFO) method. Current cost, as determined using the FIFO method, exceeded LIFO cost by $1.5 million and $1.7 million at December 31, 2001 and 2000, respectively. The components of inventories are:

                                                             December 31,
                                                        2001               2000
                                                     --------           --------
                                                        (Thousands of dollars)

Raw materials                                        $ 30,804           $ 38,736
Work in process                                         3,256              3,269
Finished goods                                         31,881             61,063
                                                     --------           --------
                                                     $ 65,941           $103,068
                                                     ========           ========

      Goodwill - In connection with certain acquisitions, the Company recorded goodwill representing the cost of the acquisition in excess of the fair value of the net assets acquired. Goodwill is being amortized using the straight-line method over periods ranging from 10 to 20 years. Goodwill amortization expense was $1,917, $2,664 and $1,940 for 2001, 2000 and 1999, respectively, excluding impairment charges that are further discussed in Note 7.

      Excess of Acquired Net Assets Over Cost - In connection with the acquisition of Woods Industries, Inc., (Woods) the Company recorded negative goodwill for the excess of the fair value of the net assets acquired over the cost of the acquisition. Negative goodwill was amortized using the straight-line method over a period of five years. Amortization of this item was substantially complete as of December 31, 2001.

      Property and Equipment - Property and equipment are stated at cost and depreciated over their estimated useful lives: buildings (10-40 years) generally using the straight-line method; machinery and equipment (3-20 years) using straight-line or composite methods; and leasehold improvements using the straight-line method over the remaining lease period.

      Impairment of Assets - Long-lived assets are reviewed for impairment if events or circumstances indicate the carrying amount of these assets may not be recoverable through future undiscounted cash flows. If this review indicates that the carrying value of these assets will not be recoverable, based on future net cash flows from the use or disposition of the asset, the carrying value is reduced to fair value (see Note 7).

      Income Taxes - Income taxes are accounted for using a balance sheet approach known as the liability method. The liability method accounts for deferred income taxes by applying the statutory tax rates in effect at the date of the balance sheet to the differences between the book basis and tax basis of the assets and liabilities. The Company records a valuation allowance when it is more likely than not that some portion or all of the deferred income tax asset will not be realizable.

      Foreign Currency Translation - The results of the Company's foreign subsidiaries are translated to U.S. dollars using the current-rate method. Assets and liabilities are translated at the year end spot exchange rate, revenue and expenses at average exchange rates and equity transactions at historical exchange rates. Exchange differences arising on translation are recorded as a component of accumulated other comprehensive loss.

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

      New Accounting Pronouncements - In June 2001, the Financial Accounting Standards Board authorized the issuance of Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001. SFAS No. 141 also requires intangible assets to be recognized if they arise from contractual or legal rights or are "separable", i.e., it is feasible that they may be sold, transferred, licensed, rented, exchanged or pledged. As a result, it is likely that more intangible assets will be recognized under SFAS No. 141 than its predecessor, Accounting Principles Board (APB) Opinion No.16 although in some instances previously recognized intangibles will be subsumed into goodwill.

      Under SFAS No. 142, goodwill will no longer be amortized on a straight line basis over its estimated useful life, but will be tested for impairment on an annual basis and whenever indicators of impairment arise. The goodwill impairment test, which is based on fair value, is to be performed on a reporting unit level. A reporting unit is defined as an operating segment determined in accordance with SFAS No. 131 or one level lower. Goodwill will no longer be allocated to other long-lived assets for impairment testing under SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. Additionally, goodwill on equity method investments will no longer be amortized; however, it will continue to be tested for impairment in accordance with APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. Under SFAS No. 142 intangible assets with indefinite lives will not be amortized. Instead they will be carried at the lower of cost or fair value and tested for impairment at least annually. All other recognized intangible assets will continue to be amortized over their estimated useful lives.

      SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 although goodwill on business combinations consummated after July 1, 2001 will not be amortized. On adoption the Company may need to record a cumulative effect adjustment to reflect the impairment of previously recognized goodwill. In addition, goodwill on prior business combinations will cease to be amortized. The Company is unable at this time to determine the impact that this Statement will have on intangible assets at the time of adoption in the first quarter of 2002, or whether a cumulative effect adjustment will be required upon adoption. During the second quarter of 2001, the Company recorded an impairment of $33.0 million on the long-lived assets of it mop, broom and brush division, as discussed in Note 7. However, even considering this impairment, the terms of the recently completed Recapitalization of the Company (See Note 3) indicate that the fair value of the Company may be less than the carrying value represented on the consolidated balance sheets. Therefore, the Company recognizes the possibility of impairments of goodwill and certain intangibles upon adoption in the first quarter of 2002.

      In August, 2001, the FASB released SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Previously, two accounting models existed for long-lived assets to be disposed of, as SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, did not address the accounting for a segment of a business accounted for as a discontinued operation under APB Opinion 30. This statement establishes a single model based on the framework of SFAS No. 121. This statement also broadens the presentation of discontinued operations to include more disposal transactions.

      SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. While the Company is still evaluating the potential impact of the statement, it anticipates that this statement could have an impact on its financial reporting as it broadens the presentation of discontinued operations. If the Company were to divest of certain businesses that are under consideration, Katy anticipates they would possibly qualify as discontinued operations under SFAS No. 144, whereas they would have not met the requirements of discontinued operations treatment under APB Opinion 30.

      Revenue Recognition - Sales are recognized upon shipment of products to customers or when services are performed.

      Reclassifications - Certain amounts from prior years have been reclassified to conform to the 2001 financial statement presentation. See unaudited Note 21 for a further discussion of these reclassifications.

      Note 3. RECAPITALIZATION

      On June 28, 2001, Katy announced that it completed a recapitalization of the Company (the Recapitalization). Katy had reached a definitive agreement on June 2, 2001 with KKTY Holding Company, LLC. (KKTY), an affiliate of Kohlberg Investors IV, L.P. (Kohlberg) regarding the recapitalization. On June 28, 2001,
1) Katy stockholders approved proposals to effectuate the recapitalization at their annual meeting, including classification of the board of directors into two classes with staggered terms, and 2) Katy, KKTY and a syndicate of banks agreed to a new credit facility (New Credit Agreement) to finance the future operations of Katy. Under the terms of the recapitalization, directors designated by KKTY represent a majority of Katy's Board of Directors. Pursuant to the shareholder vote at the annual meeting, four of the elected directors are considered Class I directors, and were elected for one year terms. These directors include C. Michael Jacobi, the new President and CEO, and three directors who were not designated by KKTY. Five of the elected directors are considered Class II directors, and will serve a two year term. All of the Class II directors are designees of KKTY.

      Under the terms of the Recapitalization, KKTY purchased 700,000 shares of newly issued preferred stock, $100 par value per share (Convertible Preferred Stock), which is convertible into 11,666,666 common shares, for an aggregate purchase price of $70.0 million. See Note 9. The Recapitalization allowed Katy to retire obligations it had under its former revolving credit agreement (Former Credit Agreement), which was agented by Bank of America. In connection with the Recapitalization, Katy entered into the New Credit Agreement, agented by Bankers Trust Company. See Note 8.

      Also in connection with the recapitalization, the Company entered into an agreement with the holder of the preferred interest in Contico (a subsidiary of Katy) to redeem at a discount approximately half of such interest, plus $0.3 million of accrued distributions thereon. The stated value prior to the recapitalization was $32.9 million. See Note 12. Katy utilized approximately $10.2 million of the proceeds from the issuance of the Convertible Preferred Stock for this purpose. The difference between the amount paid on redemption and the stated value of preferred interest redeemed ($6.7 million, net of tax) was recognized as an increase to Additional Paid in Capital on the Condensed Consolidated Balance Sheets. The holder of the remaining preferred interest will retain approximately 50% of the original preferred interest, or a stated value of $16.4 million. Following is a summary of the sources and uses of funds from, and in connection with, the recapitalization:

(Thousands of Dollars)
Sources:
Sale of Convertible Preferred Stock                                                  $ 70,000
Borrowings under the New Credit Agreement                                              93,211
                                                                                     --------
                                                                                     $163,211
                                                                                     ========
Uses:
Paydown of obligations under the Former Credit Agreement                             $144,300
Payment of accrued interest under the Former Credit Agreement                             624
Purchase of one-half of preferred interest of Contico at a discount                     9,900
Payment of accrued distributions on one-half of preferred interest of subsidiary          322
Certain costs associated with the recapitalization                                      8,065
                                                                                     --------
                                                                                     $163,211
                                                                                     ========

Note 4. ACQUISITIONS AND DISPOSITIONS

      Acquisitions

      On January 8, 1999, the Company purchased all of the common membership interest (Common Interest) in Contico, the successor to the janitorial, consumer products and industrial packaging businesses of Contico International, Inc., now known as Newcastle Industries, Inc. (Newcastle). Newcastle had previously contributed substantially all its assets and certain liabilities to Contico and entered into leases with Contico for certain real property used in the business and retained by Newcastle. The purchase price for the Common Interest was approximately $132.1 million. The payment of the purchase price was financed by the Company's unsecured revolving credit agreement from Bank of America (Former Credit Agreement). Newcastle retained a preferred membership interest in Contico (Preferred Interest), having a stated value, prior to the recapitalization, of $32.9 million. In connection with the recapitalization, the Company reached agreement with the holder of the preferred interest to redeem, at a discount, approximately half of the Preferred Interest for $9.9 million. The holder's remaining approximate 50% preferred interest, valued at $16.4 million, yields an 8% annual return on its stated value while outstanding (see Note 12). Contico, based in St. Louis, Missouri, manufactures and distributes janitorial equipment and supplies, consumer storage, home and automotive products, as well as food service equipment and supplies. The acquisition has been accounted for under the purchase method. The accounts of this acquisition have been included in the Company's Consolidated Financial Statements from the acquisition date. The estimated cost in excess of net assets acquired of approximately $7.0 million, has been recorded as "Goodwill" in the Consolidated Balance Sheets and is being amortized on a straight line basis over 20 years. In addition, Katy has recorded intangible assets of approximately $28.0 million, consisting of customer lists, trademarks and trade names. These intangible assets are being amortized over 20 years.

      Dispositions

      On May 3, 2001, Katy sold the Thorsen Tools business for $2.5 million, including a note for $1.0 million, due over five years. The company recognized losses on impairments of goodwill of $0.8 million and a write-down on the value of inventory through cost of goods sold of $0.2 million in connection with the sale.

      During 1999, Katy completed the sales of the businesses classified as Discontinued Operations. Katy has recorded a "Loss from Discontinued Operations" on the 1999 Consolidated Statement of Operations. The sales are summarized below:

      On December 27, 1999, the Airtronics division of American Gage & Machine Company (Airtronics) was sold for $2.3 million, including a note for $0.5 million, due in six years, and $0.9 million in deferred payments based upon the Airtronics business' future sales. On September 24, 1999, the assets of Peters Machinery Inc., (Peters) were sold for approximately $5.4 million, including a mortgage note of $1.0 million, due in five years, and an estimated $1.5 million in deferred payments based on the future sales of the Peters business. On May 7, 1999, the Company completed the divestiture of Diehl Machines, Inc. (Diehl) for approximately $3.7 million. On January 25, 1999, the Company sold the operating assets of Bach Simpson, Ltd. for approximately $0.6 million. The Company retained ownership of Bach Simpson, Ltd.'s building and leases it to the buyer. With respect to all of the foregoing divestitures, the purchaser assumed certain liabilities of the seller.

Note 5. DISCONTINUED OPERATIONS

      On December 31, 1997, the Board of Directors approved a plan to dispose of the Company's previously reported Machinery Manufacturing segment. The businesses included as "Discontinued Operations" are Airtronics, Beehive, Bach-

Simpson, Ltd., Diehl, and Peters. The divestiture of Beehive was completed in July of 1997, the sale of Bach Simpson, Ltd. closed on January 25, 1999, Diehl was sold on May 7, 1999, Peters was sold on September 24, 1999 and Airtronics was sold on December 27, 1999.

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

                                                      For the Year Ended December 31, 1999
                                                      ------------------------------------
Net sales                                                              $ 10,025

Loss before income taxes                                               $ (1,722)
Income tax benefit                                                           22
Net loss                                                               $ (1,700)
                                                                       ========

Net loss per share - Basic                                             $  (0.20)
                                                                       ========

Net loss per share - Diluted                                           $  (0.17)
                                                                       ========

Note 6. INTANGIBLES

      Intangible assets consist of the following components as of December 31, 2001 and 2000:

                                                           December 31,

                                                      2001               2000
                                                      ----               ----

Patents                                             $  4,232           $  4,442
Trademarks and trade names                            12,432             15,416
Customer lists                                        25,035             30,635
Other                                                  1,515              4,280
                                                    --------           --------
    Total                                             43,214             54,773
Accumulated amortization                             (10,182)            (7,559)
                                                    --------           --------
   Total intangibles                                $ 33,032           $ 47,214
                                                    ========           ========

Note 7. IMPAIRMENTS OF LONG-LIVED ASSETS

      During the second quarter of 2001, the Company recorded an impairment of certain long-lived assets, including goodwill and certain intangible assets, of its mop, broom and brush division. The division had experienced consistently poor operating results for a number of periods, causing the Company to evaluate the division for impairment. While the Company had plans to improve the division's performance, the then current sales levels and operating results did not support the pre-impairment carrying value of certain long-lived assets and would not be recoverable through forecasted future cash flows. A determination of the division's fair value was made using the income approach, specifically, a discounted cash flow analysis using the same cash flow stream used to initially determine that an impairment existed. The adjustment to record the impaired long-lived assets at fair value amounted to a reduction of goodwill of $21.6 million and a reduction to other intangible assets of $11.4 million, for a total reduction of the division's carrying value of $33.0 million.

      During the fourth quarter of 2001, the Company recorded an impairment of all of the long-lived assets of the waste-to-energy facility (See Note 14). SESCO's long-lived assets consisted of equity contributions that SESCO was required to make as a result of contractual obligations through 1993, which had a carrying value of $8.5 million, and certain property, plant and equipment, which had a carrying value of approximately $1.3 million. Upon determining that future undiscounted cash flows would not be adequate to cover the carrying amount of long-lived assets, the company determined that the long-lived assets have a fair value of zero. The fair value estimate is based on attempts to dispose of SESCO.

      Also during 2001, the Company recorded other impairments of long-lived assets totaling $4.7 million. These impairments were primarily the result of management decisions regarding the retirement of certain capitalized assets.

Note 8. INDEBTEDNESS

      In connection with the recapitalization, Katy refinanced its outstanding debt obligations under its former revolving credit agreement (Former Credit Agreement) with a secured, asset-based lending arrangement (New Credit Agreement). The New Credit Agreement, which provides for a total borrowing facility of $140.0 million, has a $30.0 million term loan portion (Term Loan) with a final maturity date of June 28, 2006 that requires quarterly repayments of $1.5 million, the first of which was made on September 30, 2001. The Term Loan is based on orderly liquidation values of the Company's property, plant and equipment. The remaining portion of the New Credit Agreement is a $110.0 million revolving credit facility (Revolving Credit Facility) that also has an expiration date of June 28, 2006. The borrowing base of the Revolving Credit Facility is determined by eligible inventory and accounts receivable of the Company. Unused borrowing availability on the Revolving Credit Facility was $16.8 million at December 31, 2001. All extensions of credit to the Company are secured by a first priority perfected security interest in and lien upon the capital stock of each material domestic subsidiary (65% of the capital stock of each material foreign subsidiary), and all present and future assets and properties of the Company. Customary financial covenants and restrictions on the payment of dividends apply to the New Credit Agreement. Among other financial covenants, the Company was required to generate earnings before interest, taxes, depreciation and amortization and other adjustments (EBITDA, as defined in the New Credit Agreement) in excess of $26.0 million for the twelve months ended December 31, 2001. The Company's actual EBITDA in this regard was $31.1 million. The minimum EBITDA covenant adjusts to $28.0 million for the twelve month periods ending September 30 and December 31, 2002. Interest accrues on borrowings at approximately 275 basis points over the Eurodollar rate for Eurodollar loans, and 175 basis points over the prime rate for base rate loans, until the close of the second quarter of 2002. Following that, interest will be based on the Company's consolidated leverage ratio, as defined in the New Credit Agreement. The Company pays a commitment fee of 1/2 of 1% of the unused portion of the Revolving Credit Facility.

                                                                           December 31,   December 31,
                                                                               2001           2000
                                                                           ---------------------------
                                                                              (Thousands of Dollars)
Revolving loans payable under Former Credit Agreement, interest at
  various LIBOR rates (7.41% - 8.75%)                                        $      --      $ 133,000
Term loans payable under New Credit Agreement, interest based on
  Eurodollar Rate (4.75%), due through 2006                                     26,325             --
Revolving loans payable under New Credit Agreement, interest based on
  Eurodollar and Prime Rates (4.75%)                                            57,000             --
Real estate and chattel mortgages, with interest at fixed rates (7.14%),
  due through 2003                                                                 768            838
                                                                             ---------      ---------
Total debt
                                                                                84,093        133,838
Less revolving loans, classified as current (see below)                        (57,000)            --
Less current maturities                                                        (14,619)      (133,067)
                                                                             ---------      ---------
Long-term debt                                                               $  12,474      $     771
                                                                             =========      =========

Aggregate scheduled maturities of term loans and real estate mortgages are as follows (thousands of dollars):

                         2002                    $14,619
                         2003                      6,701
                         2004                      5,773
                         2005                         --
                         2006                         --
                                                 -------
                        Total                    $27,093
                                                 =======

      In connection with the Revolving Credit Facility, the New Credit Agreement requires lockbox agreements which provide for all receipts to be swept daily to reduce borrowings outstanding. These agreements, combined with the existence of a Material Adverse Effect (MAE) clause in the New Credit Agreement, cause the Revolving Credit Facility to be classified as a current liability, per guidance in the FASB's Emerging Issues Task Force 95-22, Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement. However, the Company does not expect to repay, or be required to repay, within one year, the balance of the Revolving Credit Facility classified as a current liability. The MAE clause, which is a typical requirement in commercial credit agreements, allows the lender to require the loan to become due if it determines there has been a material adverse effect on the operations, business, properties, assets, liabilities, condition or prospects. The classification of the Revolving Credit Facility as a current liability is a result only of the combination of the two afore mentioned factors: the lockbox agreements and the MAE clause. However, the Revolving Credit Facility does not expire or have a maturity date within one year, but rather has a final expiration date of June 28, 2006. Also, the Company was in compliance with the applicable financial covenants at December 31, 2001, the lender has not notified the Company of any indication of a MAE at December 31, 2001, and to our knowledge, we were not in default of any provision of the New Credit Agreement at December 31, 2001.

      The New Credit Agreement calls for scheduled repayments of Term Loans of $6.0 million during 2002. However, the New Credit Agreement also has a provision requiring the Company to repay Term Loans by a percentage of excess cash flow ("Consolidated Excess Cash Flow" as calculated under the New Credit Agreement) generated during each annual reporting period. As a result of this provision, and the calculation per the New Credit Agreement of Consolidated Excess Cash Flow generated during fiscal 2001, the Company expects to repay Term Loans in the approximate amount of $8.6 million on or around April 1, 2002. Much of the Consolidated Excess Cash Flow was generated by improved working capital during 2001. This repayment would require the Company to convert Term Loans to Revolving Loans. The most recently available calculations of Katy's borrowing base (eligible accounts receivable and inventory) performed as of the end of the February 2002 reporting period indicated that the Company had unused borrowing availability of $24.9 million. The prepayment would reduce this unused availability.

      Letters of credit totaling $10.2 million were outstanding at December 31, 2001.

      All of the debt under the New Credit Agreement is re-priced to current rates at frequent intervals. Therefore, its fair value approximates its carrying value at December 31, 2001.

      The Company has incurred approximately $7.5 million of direct costs associated with the New Credit Agreement, including $1.4 million paid to Kohlberg (who worked on behalf of KKTY) for consulting fees and out-of-pocket expenses relating to negotiation of terms and covenants associated with the New Credit Agreement. These costs have been capitalized and are being amortized over the five year length of the agreement.

      The extraordinary item of $1.2 million (net of tax of $0.6 million) recorded in 2001 was due to the write-off of deferred financing costs associated with the early extinguishment of the Former Credit Agreement.

Note 9. CONVERTIBLE PREFERRED STOCK

      As discussed in Note 3 above, Recapitalization, KKTY purchased from Katy 700,000 shares of newly issued Convertible Preferred Stock, $100 par value per share, which is convertible into 11,666,666 common shares, for an aggregate purchase price of $70.0 million. The Convertible Preferred shares are entitled to a 15% payment in kind (PIK) dividend (that is, dividends in the form of additional shares of Convertible Preferred Stock), compounded annually, which started accruing on August 1, 2001, and are payable on August 1, 2002. No dividends will accrue or be payable after December 31, 2004. If converted, the 11,666,666 common shares, along with the 742,361 equivalent common shares accrued for payment to KKTY as PIK dividends through December 31, 2001, would represent 59.7% of the outstanding shares of common stock as of December 31, 2001, excluding outstanding options. If the holder continues to hold the Convertible Preferred Stock for the three year and five month period, it will receive an aggregated total of 431,555 shares of Convertible Preferred Stock, which would be convertible into an additional 7,192,598 shares of common stock. The shares of common stock issuable on the conversion of the Convertible Preferred Stock issued at closing, together with the shares of common stock issuable on the conversion of the Convertible Preferred Stock issuable through the PIK dividend, would represent 69.2% of the outstanding common shares of common stock, excluding outstanding options. The accrual of the PIK dividends for August to December of 2001 was recorded as a charge to Retained Earnings and an increase to Convertible Preferred Stock. The dividends were recorded at fair value, reduced earnings available to common shareholders in the calculation of basic earnings per share, and are presented on the Condensed Consolidated Statement of Operations as an item to arrive at Net Loss Available to Common Shareholders.

      The Convertible Preferred Stock is convertible at the option of the holder at any time after the earlier of 1) June 28, 2006, 2) board approval of a merger, consolidation or other business combination involving a change in control of the Company, or a sale of all or substantially all of the assets or liquidation of the Company, or 3) a contested election for directors of the Company nominated by KKTY. The preferred shares 1) are non-voting (with limited exceptions), 2) are non-redeemable, except in whole, but not in part, at the Company's option (as approved only by the Class I directors) at any time after June 30, 2021, 3) are entitled to receive cumulative PIK dividends through December 31, 2004, as mentioned above, at a rate of 15% percent, 4) have no preemptive rights with respect to any other securities or instruments issued by the Company, and 5) have registration rights with respect to any common shares issued upon conversion of the Convertible Preferred Stock. The Convertible Preferred Stock has a liquidation preference of $100 per share, par value, before any distribution could be made to common shareholders.

      The Company incurred approximately $4.9 million of direct costs related to the issuance of the Convertible Preferred Stock, including $1.7 million paid to Kohlberg (who worked on behalf of KKTY) for consulting fees and out-of-pocket expenses relating to due diligence and structuring of the recapitalization. These costs have been netted against the stated amount of the Convertible Preferred Stock on the condensed consolidated balance sheets.

Note 10. EARNINGS PER SHARE

      The Company's diluted earnings per share were calculated using the treasury stock method in accordance with the SFAS No. 128, "Earnings Per Share." The basic and diluted earnings per share calculations are as follows:

                                                                           For the Year Ended December 31,
                                                                           -------------------------------
                                                                         2001           2000           1999
                                                                         ----           ----           ----
Basic EPS:
   (Loss) income from continuing operations                            ($62,080)      ($ 5,458)      $ 12,155
   Gain on early redemption of preferred interest of subsidiary           6,600
   Payment-in-kind dividends on convertible preferred stock              (4,459)            --             --
                                                                       --------       --------       --------
   Net (loss) income before extraordinary item and discontinued
      operations available to common shareholders                       (59,939)        (5,458)        12,155
   Discontinued operations, net of tax                                       --             --         (1,700)
   Extraordinary loss on early extinguishment of debt, net of tax        (1,182)            --             --
                                                                       --------       --------       --------
      Net loss available to common shareholders                        ($61,121)      ($ 5,458)      $ 10,455
                                                                       ========       ========       ========
Weighted average shares - Basic                                           8,393          8,404          8,366

Per share amount:
   Net (loss) income before extraordinary item and discontinued
      operations                                                       ($  7.14)      ($  0.65)      $   1.45
   Discontinued operations, net of tax                                       --             --          (0.20)
   Extraordinary loss on early extinguishment of debt, net of tax         (0.14)            --             --
                                                                       --------       --------       --------
   Net (loss) income                                                   ($  7.28)      ($  0.65)      $   1.25
                                                                       ========       ========       ========

Diluted EPS:
   (Loss) income from continuing operations                            ($62,080)      $ (5,458)      $ 12,155
   Gain on early redemption of preferred interest of subsidiary           6,600             --             --
   Payment-in-kind dividends on convertible preferred stock              (4,459)            --             --
   Distributions on preferred interest, net of tax                           --             --          1,678
                                                                       --------       --------       --------
   Net (loss) income before extraordinary item and discontinued
      operations available to common shareholders                       (59,939)        (5,458)        13,833
   Discontinued operations, net of tax                                       --             --         (1,700)
   Extraordinary loss on early extinguishment of debt, net of tax        (1,182)            --             --
                                                                       --------       --------       --------
   Net (loss) income                                                   ($61,121)      $ (5,458)      $ 12,133
                                                                       ========       ========       ========

Effect of potentially dilutive securities:
   Options (a)                                                               --             --             82
   Preferred interest                                                        --             --          1,567

Shares - Diluted                                                          8,393          8,404         10,015

Per share amount:
   Net (loss) income before extraordinary item and discontinued
      operations                                                       ($  7.14)      ($  0.65)      $   1.38
   Discontinued operations, net of tax                                       --             --          (0.17)
   Extraordinary loss on early extinguishment of debt, net of tax         (0.14)            --             --
                                                                       --------       --------       --------
   Net (loss) income                                                   ($  7.28)      ($  0.65)      $   1.21
                                                                       ========       ========       ========

(a) As of December 31, 2001, 150,000 options were in-the-money, but were not included in the calculation of diluted earnings per share because of their anti-dilutive impact as a result of the Company's Net Loss position. No options were in the money at December 31, 2000.

Note 11. RETIREMENT BENEFIT PLANS

      Pension and Other Postretirement Plans

      Several subsidiaries have pension plans covering substantially all of their employees. These plans are noncontributory, defined benefit pension plans. The benefits to be paid under these plans are generally based on employees' retirement age and years of service. The companies' funding policies, subject to the minimum funding requirements of employee benefit and tax laws, are to contribute such amounts as determined on an actuarial basis to provide the plans with assets sufficient to meet the benefit obligations. Plan assets consist primarily of fixed income investments, corporate equities and government securities. The Company also provides certain health care and life insurance benefits for some of its retired employees. The post-retirement health plans are unfunded.

                                                                       Pension Benefits                Other Benefits
                                                                       ----------------                --------------
                                                                     2001            2000           2001            2000
                                                                     ----            ----           ----            ----
                                                                                   (Thousands of dollars)

    Change in benefit obligation:
    Benefit obligation at beginning of year                        $  1,988        $  1,861       $  3,187        $  1,420
    Service cost                                                        169             121             15              13
    Interest cost                                                       150             139            155             181
    Actuarial (gain)/loss                                                48              17             --           1,848
    Effect of sale                                                       --              --             --             (14)
    Settlement                                                         (194)             --             --              --
    Benefits paid                                                       (76)           (150)          (332)           (275)
                                                                   --------        --------       --------        --------
    Benefit obligation at end of year                              $  2,085        $  1,988       $  3,025        $  3,173
                                                                   ========        ========       ========        ========

    Change in plan assets:
    Fair value of plan assets at beginning of year                 $  2,118        $  2,145       $     --        $     --
    Actuarial return on plan assets                                    (305)             33             --              --
    Employer contribution                                               237              90            332             275
    Effect of sale                                                       --              --             --              --
    Settlement                                                         (261)             --             --              --
    Benefits paid                                                       (76)           (150)          (332)           (275)
                                                                   --------        --------       --------        --------
    Fair value of plan asset at end of year                        $  1,713        $  2,118       $     --        $     --
                                                                   ========        ========       ========        ========

    Reconciliation of prepaid (accrued) benefit cost:

    Funded status                                                  $   (372)       $    131       $ (3,025)       $ (3,173)
    Unrecognized net actuarial (gain)/loss                              963             565           (325)             31
    Unrecognized prior service cost                                      --              --            845             702
    Unrecognized net transition asset/(obligation)                       35              44             --              --
    Additional minimum liability adjustment                            (391)             --             --              --
                                                                   --------        --------       --------        --------
    Prepaid/(Accrued) benefit cost                                 $    235        $    740       $ (2,505)       $ (2,440)
                                                                   ========        ========       ========        ========

    Components of net periodic benefit cost:

    Service cost                                                   $    169        $    121       $     15              13
    Interest cost                                                       150             139            155             181
    Expected return on plan assets                                     (170)           (171)            --              --
    Amortization of net transition asset                                  9               8             --              --
    Amortization of prior service cost                                   --              --             81              81
    Amortization of net gain/(loss)                                      37              26             97              --
    Curtailment/settlement recognition                                  156              --             --              --
                                                                   --------        --------       --------        --------
    Net periodic benefit cost                                           351        $    123       $    348        $    275
                                                                   ========        ========       ========        ========

    Assumptions as of December 31:
    Discount rates                                                     7.5%         7-7.5%            7.5%              7%
    Expected return on plan assets                                     8.0%         7-7.5%              0%              0%
    Assumed rates of compensation increases                            0-5%           0-5%           0-5%-            0-5%
    Impact of one-percent increase in health care trend rate:
    Increase in accumulated postretirement benefit obligation                                     $    123        $    106
    Increase in service cost and interest cost                                                    $     --        $     --

    Impact of one-percent decrease in health care trend rate:
    Decrease in accumulated postretirement benefit obligation                                     $     99        $     85
    Decrease in service cost and interest cost                                                    $     --        $     --

      The assumed health care cost trend rate used in measuring the accumulated post-retirement benefit obligation as of December 31, 2001 was 8% in 2001 grading to 5% by 2009.

      In addition to the plans described above, in 1993 the Company's Board of Directors approved a retirement compensation program for certain officers and employees of the Company and a retirement compensation arrangement for the Company's then Chairman and Chief Executive Officer. The Board approved a total of $3.5 million to fund such plans. This amount represented the best estimate of the obligation that vested immediately upon Board approval and is to be paid for services rendered to date. The Company had $2.9 million and $3.2 million accrued at December 31, 2001 and December 31, 2000, respectively, for this obligation.

      401(k) Plans

      The Company offers its employees the opportunity to voluntarily participate in one of five 401(k) plans administered by the Company or one of its subsidiaries. The Company makes matching and other contributions in accordance with the provisions of the plans and, under certain provisions, at the discretion of the Company. The Company made annual matching and other contributions of $0.5 million, $0.7 million and $0.8 million in 2001, 2000 and 1999, respectively.

Note 12. PREFERRED INTEREST OF SUBSIDIARY

      Upon the Company's purchase of the Common Interest of Contico on January 8, 1999, Newcastle retained a preferred interest in Contico, represented by 329 preferred units, each with a stated value of $100,000, for an aggregate stated value of $32.9 million. The preferred interest yields an 8% cumulative annual return on its stated value while outstanding, payable quarterly in cash. In connection with the Recapitalization, the Company entered into an agreement with the holder of the preferred interest in its Contico International, L.L.C. subsidiary to redeem at a discount approximately half of the aforementioned interest, plus accrued distributions thereon, which, as disclosed above, had a stated value prior to the recapitalization of $32.9 million. Katy utilized approximately $10.2 million of the proceeds from the recapitalization for the purpose of redeeming approximately 50% of the preferred interest. The holder of the preferred interest will retain approximately 50% of the preferred interest, or a stated value of $16.4 million. Additionally, in connection with the Recapitalization, the agreement governing a put option was amended to, among other things, provide that in the event of a change in control, or at any time during the period beginning on the earlier to occur of 1) June 28, 2006, or 2) the date at which all indebtedness incurred by the Company in connection with the Recapitalization has been paid in full and lenders have released all security interests in connection with such indebtedness, and ending on January 7, 2010, the holder of the preferred interest shall have the right to require Katy to purchase from them any portion of their preferred interest at its stated value. In the same amendment, provisions regarding the Company's call option on the preferred interest were amended to allow us to purchase the outstanding preferred interest at stated value at any time following the Recapitalization. On the exercise of a put or call option, Katy must also pay to the preferred holder in cash, the accrued and unpaid Priority Return and profits allocated to the units being purchased by Katy.

      The difference between the amount paid on redemption and the stated value of preferred interest redeemed ($6.6 million, plus $0.1 million of tax benefit) was recognized as an increase to Additional Paid in Capital on the Condensed Consolidated Balance Sheets.

      The Company cannot estimate the fair value of the preferred interest due to the lack of an active market. The fair value of the preferred interest in Contico is impacted by several factors: the rate of interest paid on the stated amount, the market price of Katy's common stock, and the existence of certain put and call provisions associated with the Preferred Interest. During 2001, market rates for similar instruments decreased, which would have the effect of increasing the fair value of the preferred interest. Also during 2001, the value of Katy's common stock declined, which caused the fair value of the preferred interest to decrease. Upon exercise of the put option, the holder would receive 780,968 shares of Katy common stock, implying a $21.00 per share value when divided into the post-redemption value of $16.4 million. Katy's stock closed at $17.00 on January 8, 1999, the date of the Contico acquisition, and closed at $3.42 on December 31, 2001.

Note 13. STOCKHOLDERS' EQUITY

      Share Repurchase

      On February 26, 2000, the Company's Board of Directors authorized management to spend up to $5.0 million over a twelve month period for the repurchase of Katy common stock in the open market. During 2000, the Company repurchased 24,800 shares of Katy common stock at a total cost of $262,000 and an average stock price of $10.49. The Company did not repurchase any of its shares during calendar 2001. Katy repurchased 15,200 of its common shares during 1999 at a total cost of $238,000 as a result of a 1998 authorization from the Board of Directors.

      Stockholder Rights Plan

      In January 1995, the Board of Directors adopted a Stockholder Rights Agreement and distributed one right for each outstanding share of the Company's common stock (not otherwise exempted under the terms of the agreement). The rights entitle the stockholders to purchase, upon certain triggering events, shares of either 1) the Company's common stock or 2) any acquiring company stock, at a reduced price. The rights are not and will not become exercisable unless 1) certain change of control events or 2) increases in certain parties' percentage ownership, occur. Consistent with the intent of the Agreement, a shareholder who caused a triggering event would not be able to exercise their rights. If stockholders were to exercise rights, the effect would be to increase the percentage ownership stakes of those not causing the triggering event, while decreasing the percentage ownership stake of the party causing the triggering event. The Stockholder Rights Agreement was amended on June 2, 2001 to clarify that the Recapitalization was not a triggering event under the Rights Agreement. As of December 31, 2001, there are 8,391,583 rights outstanding, of which none are currently exercisable.

      Stock Purchase Plan for Key Employees and Directors

      In 1994, the Board of Directors approved the Stock Purchase Plan for Key Employees and Directors (Stock Purchase Plan). Under the Stock Purchase Plan, shares of the Company's common stock, held in treasury, were reserved for issuance at a purchase price equal to 65% (50% in certain cases) of the market value of the shares as determined based upon the offering period established by the Compensation Committee of the Board of Directors. As of December 31, 2000, 83,000 common shares had been issued at prices ranging from $6.17 to $8.02 per share. There has been no activity in this plan since 1996, and the Plan was terminated during 2000.

      Proceeds from the sale of these shares consisted of cash or notes receivable due on demand but no later than sixty months from date of purchase with an interest rate equal to the Federal Short-Term Funds Rate. The outstanding balances of all of these notes were collected during 2001.

      Restricted Stock Grant

      During 2000 and 1999, the Company issued restricted stock grants in the amount of 3,000 and 45,100 shares, respectively, to certain key employees of the Company. These stock grants vest over a three-year period, of which 25% vested immediately upon distribution. As a result of restricted stock grants, the Company has recognized compensation expense for 2001, 2000 and 1999 in the amount of $274,000, $391,000 and $539,000, respectively.

      Director Stock Grant

      During 2001, 2000 and 1999, the Company granted all independent, non-employee Directors 500 shares of Company common stock as part of their compensation. For 2001, this grant was limited to the three non-employee Class I directors. The total grant to the Directors for the years ended December 31, 2001, 2000 and 1999 was 1,500, 4,000, and 4,500 shares, respectively.

      Employment Agreements and Stock Option Grants

      On June 28, 2001, the Company entered into an employment agreement with C. Michael Jacobi, President and Chief Executive Officer. To induce Mr. Jacobi to enter into the employment agreement, on June 28, 2001, the Compensation Committee of the Board of Directors approved the Katy Industries, Inc. 2001 Chief Executive Officer's Plan. Under this plan, Mr. Jacobi was granted 978,572 stock options. Mr. Jacobi was also granted 71,428 stock options under the Company's 1997 Incentive Plan. All stock options granted to Mr. Jacobi will vest over a three year period provided that certain performance measures are met in each year, and vest unconditionally (assuming continued employment) in nine years.

      On September 4, 2001, the Company entered into an employment agreement with Amir Rosenthal, Vice President, Chief Financial Officer, General Counsel and Secretary. To induce Mr. Rosenthal to enter into the employment agreement, on September 4, 2001, the Compensation Committee of the Board of Directors approved the Katy Industries, Inc. 2001 Chief Financial Officer's Plan. Under this plan, Mr. Rosenthal was granted 123,077 stock options. Mr. Rosenthal was also granted 76,923 stock options under the Company's 1997 Incentive Plan. All stock options granted to Mr. Rosenthal will vest over a three year period provided that certain performance measures are met in each year, and vest unconditionally (assuming continued employment) in nine years.

      Stock Options and Stock Appreciation Rights

      At the 1998 Annual Meeting, the Company's stockholders approved the 1997 Long-Term Incentive Plan (the 1997 Incentive Plan), authorizing the issuance of up to 875,000 shares of Company common stock pursuant to the grant or exercise of stock options, including incentive stock options, nonqualified stock options, stock appreciation rights ("SARs"), restricted stock, performance units or shares and other incentive awards. The Compensation Committee of the Board of Directors administers the Incentive Plan and determines to whom awards may be granted, the type of award as well as the number of shares of Company common stock to be covered by each award, and the terms and conditions of such awards. The exercise price of stock options granted under the 1997 Incentive Plan cannot be less than 100 percent of the fair market of such stock on the date of grant. The restricted stock grants in 1999 and 1998 referred to above were made under the 1997 Incentive Plan. Related to the 1997 Incentive Plan, the Company granted SARs as described below.

      Two hundred four thousand four hundred and seventy-three (204,473) SARs become exercisable at any time after the earliest that (a) up to and including July 22, 2001, the Company's average closing stock price over a 45 calendar day period has equaled or exceeded $39.125 per share; or (b) up to and including January 22, 2005, the Company's average closing stock price over a 45 calendar day period has equaled or exceeded $53.80 per share. In addition, in the event that goal (a) above is met, only 50% of the SARs thus vested will be immediately exercisable, with, 25% exercisable upon the first anniversary of the performance vesting date, and 25% exercisable upon the second anniversary of the performance vesting date. During 2001, 146,965 of these SARs were cancelled due to employee terminations; 57,508 remain outstanding. In addition, 163,579 SARs become exercisable at such time up to and including January 22, 2005, the Company's average closing stock price over a 45-calendar day period has equaled or exceeded $53.80 per share. During 2001, 117,572 of these SARS were cancelled due to employee terminations; 46,007 remain outstanding. All SARs which have met the performance goals above, as the case may be, will expire December 9, 2007. As a result of the underlying stock price, no compensation expense was recorded in 2001, 2000 or 1999.

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

      For purposes of the 1997 Incentive Plan, "Change in Control" of the Company means, and shall be deemed to have occurred upon, any of the following events: (a) any person (other than those persons in control of the Company as of the effective date of the 1997 Incentive Plan, a trustee or other fiduciary holding securities under an employee benefit plan of the Company or a corporation owned directly or indirectly by the stockholders of the Company in substantially the same proportions as their ownership of stock of the Company) becomes the beneficial owner, directly or indirectly, of securities of the Company representing 30 percent or more of the combined voting power of the Company's then outstanding securities; or (b) during any period of two (2) consecutive years (not including any period prior to the effective date), the individuals who at the beginning of such period constitute the Board of Directors (and any new director, whose election by the Company's stockholders was approved by a vote of at least two-thirds of the directors then still in office who either were directors at the beginning of the period or whose election or nomination for election was so approved), cease for any reason to constitute a majority thereof; or (c) the stockholders of the Company approve:
(i) a plan of complete liquidation of the Company; or (ii) an agreement for the sale or disposition of all or substantially all the Company's assets; or (iii) a merger, consolidation, or reorganization of the Company with or involving any other corporation, other than a merger, consolidation, or reorganization that would result in the voting securities of the Company outstanding immediately prior thereto continuing to represent at least

50 percent of the combined voting power of the voting securities of the Company (or such surviving entity) outstanding immediately after such merger, consolidation, or reorganization. The Company has determined that the Recapitalization did not result in such a Change in Control.

      At the 1995 Annual Meeting, the Company's stockholders approved the Long-Term Incentive Plan (the 1995 Incentive Plan) authorizing the issuance of up to 500,000 shares of Company common stock pursuant to the grant or exercise of stock options, including incentive stock options, nonqualified stock options, SARs, restricted stock, performance units or shares and other incentive awards to executives and certain key employees. The Compensation Committee of the Board of Directors administers the 1995 Incentive Plan and determines to whom awards may be granted, the type of award as well as the number of shares of Company common stock to be covered by each award and the terms and conditions of such awards. The exercise of stock options granted under the 1995 Incentive Plan cannot be less than 100 percent of the fair market value of such stock on the date of grant. Stock options granted pursuant to the 1995 Incentive Plan generally vest in four equal annual installments from the date of grant and generally expire 10 years after the date of grant. In the event of a Change in Control of the Company, awards granted under the 1995 Incentive Plan are subject to substantially similar provisions to those described under the 1997 Incentive Plan. The definition of Change in Control of the Company under the 1995 Incentive Plan is substantially similar to the definition described under the 1997 Incentive Plan.

      At the 1995 Annual Meeting, the Company's stockholders approved the Non-Employee Directors Stock Option Plan (the Directors' Plan) authorizing the issuance of up to 200,000 shares of Company common stock pursuant to the grant or exercise of nonqualified stock options to outside directors. The Board of Directors administers the Directors' Plan. The exercise price of stock options granted under the Directors' Plan is equal to the fair market value of the Company's common stock on the date of grant. Stock options granted pursuant to the Directors' Plan are immediately vested in full on the date of grant and generally expire 10 years after the date of grant.

      The following table summarizes option activity under each of the 1997 Incentive Plan, 1995 Incentive Plan, the Chief Executive Officer's Plan, the Chief Financial Officer's Plan and the Directors' Plan:

                                                                                             Weighted
                                                                                              Average     Weighted
                                                                                             Remaining    Average
                                                                                            Contractual   Exercise
                                                        Options          Exercise Price        Life         Price
                                                        -------          --------------        ----         -----
Outstanding at December 31, 1998                         471,100          $8.50 - 19.56      7.6 years      $12.21

Granted                                                  222,100          $9.88 - 17.00                     $13.65
Exercised                                                (20,650)         $8.50 - 13.19                     $12.22
Canceled                                                 (16,700)        $13.19 - 19.56                     $14.40
                                                       ---------

Outstanding at December 31, 1999                         655,850          $8.50 - 19.56      7.6 years      $12.64

Granted                                                  166,000          $9.63 - 10.50                     $10.33
Exercised                                                 (4,500)          $8.50 - 9.25                     $ 9.00
Canceled                                                 (53,550)         $8.50 - 19.56                     $13.86
                                                       ---------

Outstanding at December 31, 2000                         763,800          $8.50 - 19.56      7.2 years      $12.07
Granted                                                1,429,000           $3.02 - 4.74                     $ 4.04
Exercised                                                     --                     --          --             --
Canceled                                                (314,150)         $8.50 - 18.13                     $11.72
                                                       ---------

Outstanding at December 31, 2001                       1,878,650                            8.83 years      $ 6.03
                                                       =========

Vested and Exercisable at December 31, 2001              341,250                                            $12.49
                                                       =========

Available to grant as of December 31, 2001               229,888
                                                       =========

      The following table summarizes information about stock options outstanding at December 31, 2001:

                                            Options Outstanding                              Options Exercisable
                           --------------------------------------------------------------------------------------------------
                                                 Weighted-
                               Number             Average                                    Number
  Range of Exercise        Outstanding at        Remaining         Weighted-Average      Exercisable at      Weighted-Average
       Prices                 12/31/01        Contractual Life      Exercise Price          12/31/01          Exercise Price
-----------------            ---------            ---------            ---------            ---------            ---------
   $3.02 - 4.20              1,429,000                 9.59            $    4.04                4,000            $    4.74
   $8.50 - 10.50               227,100                 6.84                 9.70              138,950                 9.46
   $12.69 - 13.57              125,950                 4.96                13.21              125,950                13.21
   $18.13 - 19.56               96,600                 7.32                17.35               72,350                17.47
                             ---------            ---------            ---------            ---------            ---------
                             1,878,650                 8.83            $    6.03              341,250            $   12.49
                             =========            =========            =========            =========            =========

      During 2001, the Company promised to grant a non-employee consultant 200,000 options. As of December 31, 2001, this grant had not occurred. However, the Company recorded compensation expense of $477,000 during 2001 representing the fair value of options promised, determined using a binomial option pricing model.

      The Company applies APB No. 25, "Accounting for Stock Issued to Employees" and related Interpretations in accounting for stock options. SFAS No. 123, "Accounting for Stock-Based Compensation" was issued and, if fully adopted by the Company, would change the method for recognition of expense related to option grants to employees. Under SFAS No. 123, cost is based upon the fair value of each option at the date of grant using an option-pricing model that takes into account as of the grant date the exercise price and expected life of the option, the current price of the underlying stock and its expected volatility, expected dividends on the stock and the risk-free interest rate for the expected term of the option. Had compensation cost been determined based on the fair value method of SFAS No. 123, the Company's net income (loss) and earnings (loss) per share would have been reduced to the pro forma amounts indicated below. The weighted average fair values of options granted in 2001, 2000 and 1999 were $2.70, $5.02 and $7.19 respectively.

      The fair value of each option grant is estimated on the date of grant using the binomial option-pricing model with the following assumptions: dividend yield of 0.00%, 3.16% and 2.25% for the periods 2001, 2000, and 1999 respectively; expected volatility ranging from 17.8% to 47.1% for all grants, risk-free interest rates ranging from of 1.69% to 6.92% for all grants; and expected lives of five to ten years for all grants.

                                                        2001             2000             1999
                                                        ----             ----             ----
                                                        (In Thousands, Except Per Share Data)
Net (loss) income as reported                        $  (61,121)      $   (5,458)      $   10,455
                                                     ==========       ==========       ==========
Net (loss) income - pro forma                        $  (61,816)      $   (5,970)      $    9,993
                                                     ==========       ==========       ==========

(Loss) earnings per share as reported - Basic        $    (7.28)      $    (0.65)      $     1.25
                                                     ==========       ==========       ==========
(Loss) earnings per share - pro forma - Basic        $    (7.37)      $    (0.71)      $     1.19
                                                     ==========       ==========       ==========

(Loss) earnings per share as reported - Diluted      $    (7.28)      $    (0.65)      $     1.21
                                                     ==========       ==========       ==========
(Loss) earnings per share - pro forma - Diluted      $    (7.37)      $    (0.71)      $     1.17
                                                     ==========       ==========       ==========

      The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts.

Note 14. WASTE-TO-ENERGY FACILITY

            An indirect wholly-owed subsidiary of Katy, Savannah Energy Systems Company (SESCO), owns a waste-to-energy facility, in Savannah, Georgia. SESCO is under contract with the Resource Recovery Development Authority (the Authority) of the City of Savannah (the City) to receive and dispose of the City's solid waste through 2008 under a service agreement (the Service Agreement). The Authority issued $55.0 million of Industrial Revenue Bonds in 1984 and lent the proceeds to SESCO for the acquisition and construction of the facility (the Loan Agreement). SESCO's ability to repay the loan is dependent upon money it receives as a result of contract obligations of the City to deliver minimum quantities of waste and for the Authority to pay a related disposal fee, a component of which is the debt service for the loan. As of December 31, 2001 and 2000, $40.3 million and $43.7 million, respectively, remains outstanding on the Loan Agreement (and the bonds).

            Under the Service Agreement, SESCO is obligated to receive and process a certain amount of waste delivered by the Authority each year, and to produce certain amounts of steam and energy. The Authority is obligated to deliver a certain tonnage of waste generated by the City during each year and to pay a monthly disposal fee, notwithstanding delivery of less than minimum amounts of waste during a given period. The Authority must pay the disposal fee whether or not the Facility is operating unless 1) SESCO and Katy are insolvent, and 2) the facility is deemed incapable of incinerating a certain amount of waste. SESCO is liable for liquidated damages if it fails to accept the required amount of waste or to meet other performance standards. The liquidated damages, an off balance sheet risk for Katy, is equal to the amount of the Loan Agreement (and the bonds) outstanding, less $4.0 million maintained in a debt service reserve trust for the bonds. The Company does not expect non-performance by the other parties.

            SESCO's obligations under the Service Agreement are, except in limited circumstances relating to a default by the Authority, guaranteed by Katy. The obligation of SESCO to repay the loan is dependent upon debt service payments received from the Authority as part of the monthly disposal fee under the Service Agreement. The obligation of the Authority to provide for debt service payments is expected to be fulfilled from money derived from the City under a waste disposal contract. If all other parties fail to fulfill their respective obligations to provide funds for payments for principal and interest and premium on the bonds under the contract documents, the City is unconditionally obligated to provide the funds for such payments (even during periods of force majeure), unless 1) SESCO and Katy are insolvent, and 2) the Facility is deemed to be incapable of incinerating the required amount of waste. The obligation of the City to make such payments constitutes a general obligation of the City for which its full faith and credit are irrevocably pledged.

            With the consent of the City and other parties to the contracts (and without the approval of the holders of the bonds), 1) SESCO may be replaced as operator of the Facility if the experience of the substitute operator in operating mass-burn resource recovery facilities similar to the Facility equals or exceeds that of Katy and SESCO, and 2) Katy may be replaced as guarantor of SESCO's performance under the Service Agreement by a third party, whose senior unsecured long-term debt is rated investment grade or better. To the extent the above qualifications are not met, the consent of the majority of bondholders would be required to authorize the replacement.

            Based on consultations with outside legal counsel, SESCO has a legally enforceable right to offset amounts it owes to the Authority under the Loan Agreement against amounts that are owed from the Authority under the Service Agreement. Accordingly, the amounts owed to and due from SESCO have been netted for financial reporting purposes and are not shown on the consolidated statements of financial position.

            On March 15, 2002, the Company and SESCO signed agreements that would effectively turn over operation of the facility to a third party. We anticipate a final closing on these agreements during April of 2002. The third party would essentially assume SESCO's position in various contracts relating to the facility's operation. See Note 22 to Consolidated Financial Statements.

         Following are scheduled principal repayments on the Loan Agreement (and the Industrial Revenue Bonds):

                         2002                    $ 4,445
                         2003                      5,385
                         2004                      6,765
                         2005                      8,370
                         2006                     15,300
                                                 -------
                        Total                    $40,265
                                                 =======

Note 15. INCOME TAXES

      The domestic and foreign components of income (loss) before income taxes, exclusive of distributions on preferred interest in subsidiary, discontinued operations and extraordinary gain on early extinguishment of debt, are:

                                                                    2001             2000             1999
                                                                    ----             ----             ----
                                                                            (Thousands of Dollars)
  Domestic                                                       $  (82,406)      $   (8,459)      $   14,075
  Foreign                                                             1,217            2,690            2,975
                                                                 ----------       ----------       ----------
  Total worldwide                                                $  (81,189)      $   (5,769)      $   17,050
                                                                 ==========       ==========       ==========

      The components of the net (benefit) provision for income taxes are:

                                                                    2001             2000             1999
                                                                    ----             ----             ----
                                                                           (Thousands of Dollars)
Continuing operations:
  Current:
    Federal                                                      $      (34)      $   (3,978)      $   (1,205)
    State                                                               208              168              228
    Foreign                                                             957              624            1,761
                                                                 ----------       ----------       ----------
      Total                                                           1,131           (3,186)             784
                                                                 ----------       ----------       ----------
  Deferred:
    Federal                                                         (18,691)             326            1,369
    State                                                            (2,872)             368              758
    Foreign                                                              49              470              306
                                                                 ----------       ----------       ----------
      Total                                                         (21,514)           1,164            2,433
                                                                 ----------       ----------       ----------
  Total continuing operations, excluding preferred interest         (20,383)          (2,022)           3,217
    Preferred interest of subsidiary                                   (686)            (921)            (903)
    Discontinued operations                                              --               --              (22)
    Extraordinary loss on early extinguishment of debt                 (636)              --               --
                                                                 ----------       ----------       ----------
  Net (benefit from) provision for income taxes                  $  (21,705)      $   (2,943)      $    2,292
                                                                 ==========       ==========       ==========

      The total income tax provision for continuing operations differed from the amount computed by applying the statutory federal income tax rate to pre-tax income from continuing operations. The computed amount and the differences for the years ended December 31, 2001, 2000 and 1999 were as follows:

                                                                    2001             2000             1999
                                                                    ----             ----             ----
                                                                            (Thousands of Dollars)
(Benefit) provision for income taxes at statutory rate           $  (28,416)      $   (2,019)      $    5,968
    State income taxes, net of federal benefit                         (717)             477              906
    Foreign tax rate differential                                        --              (43)             (40)
    Amortization of negative goodwill                                  (596)            (596)            (596)
    Change in valuation reserves                                      9,748              544           (2,750)
    Other, net                                                         (402)            (385)            (249)
                                                                 ----------       ----------       ----------
(Benefit) provision for income taxes from continuing
  operations                                                        (20,383)          (2,022)           3,239
    Distribution on preferred interest of subsidiary                   (686)            (921)            (903)
    Discontinued operations                                              --               --              (22)
    Extraordinary loss on early extinguishment of debt                 (636)              --               --
                                                                 ----------       ----------       ----------
Net (benefit) provision for income taxes from continuing
  operations                                                     $  (21,705)      $   (2,943)      $    2,314
                                                                 ==========       ==========       ==========

     The tax effects of significant items comprising the Company's net deferred tax asset (liability) as of December 31, 2001 and 2000 are as follows:

                                                            2001           2000
                                                            ----           ----
                                                          (Thousands of Dollars)
Deferred tax liabilities:
   Difference between book and tax basis of property      $ (1,926)      $(12,550)
   Waste-to-energy facility                                (12,426)       (17,079)
   Inventory costs                                            (867)        (1,658)
   Undistributed earnings of equity investees               (1,645)        (1,531)
                                                          --------       --------
                                                          $(16,864)      $(32,818)
                                                          ========       --------
Deferred tax assets:
   Allowance for doubtful receivables                     $  1,395          1,429
   Accrued expenses and other items                         10,926         10,888
   Operating loss carry-forwards - domestic                 25,580          9,017
   Operating loss carry-forwards - foreign                     661            663
   Tax credit carry-forwards                                 2,677          2,502
                                                          --------       --------
                                                            41,239       $ 24,499
   Less valuation allowance                                (13,854)        (4,106)
                                                          --------       --------
                                                            27,385       $ 20,393
                                                          --------       --------
    Net deferred income tax asset (liability)             $ 10,521       $(12,425)
                                                          ========       ========

      The Company has approximately $61.5 million of United States federal net operating loss carry-forwards (federal NOLs) which will expire in 2020 and 2021 if not utilized prior to that time. Due to tax laws governing change in control events and their relation to the Recapitalization, approximately $40.0 million of the federal NOLs are subject to annual limitations in the amounts that they can be used to offset taxable income in any single year. The remainder of the Company's domestic and foreign net operating loss carry-forwards primarily relate to certain U.S. operating subsidiaries, including SESCO and the Company's Canadian operations, respectively, and primarily can only be used to offset income from these operations. The Company's Canadian subsidiaries have Canadian net operating loss carry-forwards of approximately $1.8 million at December 31, 2001 that expire in the years 2002 through 2008. SESCO has state net operating loss carry-forwards of $48.1 million at December 31, 2001 that expire in the years 2003 through 2019. The tax credit carry-forwards relate to United States federal minimum tax credits of $1.0 million that have no expiration date, general business credits of $0.1 million that expire in 2020, and foreign tax credit carryovers of $1.6 million that expire in the years 2002 through 2006.

      The valuation allowance relates to federal, state and foreign net operating loss carry-forwards and foreign tax credits from the Company's foreign operations, the tax benefits from which may not be realized. The valuation allowance increased $9.7 million during the year ended December 31, 2001, primarily due to uncertainties as to the Company's ability to realize its federal NOL deferred tax assets, and to a lesser extent, foreign tax credit and state NOL deferred tax assets. The valuation allowance increased $0.5 million in 2000 primarily due to uncertainties as to the Company's ability to realize its foreign tax credit deferred tax assets.

Note 16. LEASE OBLIGATIONS

      The Company has entered into noncancelable leases for manufacturing and data processing equipment and real property with lease terms of up to ten years. Future minimum lease payments as of December 31, 2001 are as follows:

         2002                                                    $  11,860
         2003                                                       11,410
         2004                                                       10,505
         2005                                                        8,735
         2006                                                        6,660
         Later years                                                13,346
                                                                 ---------
           Total minimum payments                                $  62,516
                                                                 =========

      Rental expense for 2001, 2000 and 1999 for operating leases was $13.3 million, $13.3 million and $13.2 million, respectively.

Note 17. RELATED PARTY TRANSACTIONS

      In connection with the Contico acquisition on January 8, 1999, the Company entered into building lease agreements with Newcastle Industries, Inc. Newcastle is majority-owned by Lester I. Miller, who was appointed to the Board of Directors on January 8, 1999, and who resigned in September 2000. Newcastle also is the holder of the preferred interest in Contico. Also, several additional properties utilized by Contico are leased directly from Lester I. Miller. Rental expense for these properties approximates historical market rates. Related party rental expense for the year ended December 31, 2001, 2000 and 1999 was approximately $1.5 million, $1.5 million and $5.5 million, respectively.

      The Company paid Newcastle $2.0 million of preferred dividends for the year ended December 31, 2001, compared to $2.6 million for each of the years ended December 31, 2000 and 1999. In connection with the recapitalization, we agreed with the holder of the preferred interest in Contico to redeem, at a discount, approximately half of such interest. As a consequence of the redemption, annual preferred cash distributions required to be paid pursuant to the purchase agreement were lower in 2001, and will decrease in future years by approximately $1.3 million from fiscal year 2000 and 1999 levels.

      Kohlberg, whose affiliate holds all 700,000 shares of Convertible Preferred Stock, provides ongoing management oversight and advisory services to Katy. The Company paid $250,000 for such services in 2001, and expects to pay $500,000 annually in future years.

Note 18. INDUSTRY SEGMENTS AND GEOGRAPHIC INFORMATION

      The Company is a manufacturer and distributor of a variety of industrial and consumer products, including sanitary maintenance supplies, coated abrasives, stains, electrical and electronic components. Principal markets are in the United States, Canada, and Europe and include the sanitary maintenance, restaurant supply, retail, electronic, automotive, and computer markets. These activities are grouped into two industry segments: Electrical/Electronics and Maintenance Products. During 2001, Katy had several large customers in the mass merchant/discount/home improvement retail markets. Two customers, Wal*Mart/Sam's Club and Home Depot, accounted for 8% and 7% of consolidated net sales, respectively. A significant loss of business at any of these retail outlets would have an adverse impact on the Company's results.

      The table below, and the narrative that follows, summarize the key factors in the year-to-year changes in operating results.

                                                        Years Ended December 31,
                                                        ------------------------
                                                  2001             2000             1999
                                                  ----             ----             ----
                                                          (Thousands of dollars)
Electrical/Electronics Group
     Net external sales                         $ 173,661        $ 210,187        $ 232,384
     Net intercompany sales                        52,864           64,793           59,992
     Income (loss) from operations [a]                856            8,055            8,303
     Operating margin (deficit)                       0.5%             3.8%             3.6%
     Total assets                                  81,924          103,676          126,090
     Depreciation and amortization [b]              3,524            2,800            2,557
     Capital expenditures                           1,944            1,709            3,434

Maintenance Products Group
     Net external sales                         $ 327,714        $ 365,752        $ 361,761
     Net intercompany sales                        13,950            9,062           11,141
     Income (loss) from operations [a]            (39,699)          10,298           29,458
     Operating margin (deficit)                     (12.1%)            2.8%             8.1%
     Total assets                                 231,179          299,292          318,906
     Depreciation and amortization [b]             56,013           20,638           17,065
     Capital expenditures                          10,060           11,732           16,936

Other
     Net external sales                         $   4,585        $   3,690        $   3,900
     Net intercompany sales                            --                2               --
     Income (loss) from operations                 (9,782)            (889)            (190)
     Operating margin (deficit)                    (213.3%)          (24.0%)           (4.9%)
     Total assets                                   8,995           18,468           17,903
     Depreciation and amortization [b]             10,042              116                5
     Capital expenditures                             524              755              429

Discontinued Operations
     Net external sales                         $      --        $      --        $  10,025
     Net intercompany sales                            --               --               --
     Income (loss) from operations                     --               --             (190)
     Operating margin (deficit)                        --               --             (1.9%)
     Total assets                                      --               --               --
     Depreciation and amortization [b]                 --               --              454
     Capital expenditures                              --               --               80

Corporate
     Corporate expenses                         $  21,239        $   9,258        $   9,989
     Total assets                                  25,857           25,287           30,205
     Depreciation and amortization [b]                358               44               91
     Capital expenditures                              38               --              187

Company
     Net external sales [a]                     $ 505,960        $ 579,629        $ 608,070
     Net intercompany sales                        66,814           73,857           71,133
     Income (loss) from operations [a]            (69,864)           8,206           27,392
     Operating margin (deficit) [a]                 (13.8%)            1.4%             4.5%
     Total assets [a]                             347,955          446,723          493,104
     Depreciation and amortization [a] [b]         69,937           23,598           20,172
     Capital expenditures                          12,566           14,196           21,066

[a] Company balances include amounts from "Discontinued Operations" in the consolidated financial statements for 2001, 2000, and 1999. The (Loss) from operations for Discontinued Operations has been recorded in the line item "Loss from operations of discontinued businesses (net of tax)" on the 1999 Consolidated Statement of Operations. See Note 5 to the Consolidated Financial Statements.

[b] Depreciation and amortization includes amounts recorded for impairments of long-lived assets.

      The Company follows accounting principles generally accepted in the United States in preparing its segment information. The following tables reconcile the Company's total revenues, operating income and assets to the Company's Consolidated Statements of Operations and Consolidated Balance Sheets.


                                                                  2001            2000            1999
                                                                  ----            ----            ----
                                                                         (Thousands of Dollars)
 Revenues
    Total revenues for reportable segments                     $ 572,774       $ 653,486       $ 679,203
    Elimination of inter-company revenues                        (66,814)        (73,857)        (71,133)

    Revenues included in discontinued operations                      --              --         (10,025)
                                                               ---------       ---------       ---------

    Total consolidated revenues                                $ 505,960       $ 579,629       $ 598,045
                                                               =========       =========       =========

Operating (loss) income

    Total operating (loss) income for reportable segments      ($ 69,864)      $   8,206       $  27,392
    Operating loss included in discontinued operations                --              --             190
                                                               ---------       ---------       ---------

 Total consolidated operating (loss) income                    ($ 69,864)      $   8,206       $  27,582
                                                               =========       =========       =========

      Export sales of products, primarily to Canada, Mexico, Europe, and the Far East, were $17.6 million, $16.6 million and $17.9 million, in 2001, 2000 and 1999, respectively.

      The Company operates businesses in the United States and foreign countries. The operations for 2001, 2000 and 1999 of businesses within major geographic areas are summarized as follows:


                                      United          Canada/                         Far East &
                                      States          Mexico            Europe           Other         Consolidated
                                                                (Thousands of Dollars)
2001:
Sales to unaffiliated customers    $     433,477    $      38,098    $      30,065    $       4,320    $     505,960
                                   =============    =============    =============    =============    =============
Total assets                       $     302,384    $      21,546    $      23,193    $         832    $     347,955
                                   =============    =============    =============    =============    =============

2000:
Sales to unaffiliated customers    $     490,871    $      52,538    $      31,285    $       4,935    $     579,629
                                   =============    =============    =============    =============    =============
Total assets                       $     397,059    $      24,908    $      24,678    $          78    $     446,723
                                   =============    =============    =============    =============    =============

1999:
Sales to unaffiliated customers    $     520,594    $      52,957    $      31,002    $       3,877    $     608,430
                                   =============    =============    =============    =============    =============
Total assets                       $     442,322    $      29,055    $      21,727    $          --    $     493,104
                                   =============    =============    =============    =============    =============

      Net sales for each geographic area include sales of products produced in that area and sold to unaffiliated customers, as reported in the Consolidated Statements of Operations.

Note 19. CONTINGENT LIABILITIES

      In December 1996, Banco del Atlantico, a bank located in Mexico, filed a lawsuit against Woods, a subsidiary of Katy, and against certain past and then present officers and directors and former owners of Woods, alleging that the defendants participated in a violation of the Racketeer Influenced and Corrupt Organizations (RICO) Act involving allegedly fraudulently obtained loans from Mexican banks, including the plaintiff, and "money laundering" of the proceeds of the illegal enterprise. All of the foregoing is alleged to have occurred prior to the purchase of Woods. The plaintiff also alleges that it made loans to an entity controlled by certain officers and directors based upon fraudulent representations. The plaintiff seeks to hold Woods liable for its alleged damage under principles of respondeat superior and successor liability. The plaintiff is claiming damages in excess of $24.0 million and is requesting treble damages under RICO. Because certain procedural issues have not yet been fully adjudicated in this litigation, it is not possible at this time for the Company to reasonably determine an outcome or accurately estimate the range of potential exposure. The Company may have recourse against the former owner of Woods and others for, among other things, violations of covenants, representations and warranties under the purchase agreement through which the Company acquired Woods, and under state, federal and common law. In addition, the purchase price under the purchase agreement may be subject to adjustment as a result of the claims made by Banco del Atlantico. The extent or limit of any such recourse cannot be predicted at this time.

      Katy also has a number of product liability and workers' compensation claims pending against it and its subsidiaries. Many of these claims are proceeding through the litigation process and the final outcome will not be known until a settlement is reached with the claimant or the case is adjudicated. The Company estimates that it can take up to 10 years from the date of the injury to reach a final outcome for such claims. With respect to the product liability and workers' compensation claims, Katy has provided for its share of expected losses beyond the applicable insurance coverage, including those incurred but not reported, which are developed using actuarial techniques. Such accruals are developed using currently available claim information, and represent management's best estimates. The ultimate cost of any individual claim can vary based upon, among other factors, the nature of the injury, the duration of the disability period, the length of the claim period, the jurisdiction of the claim and the nature of the final outcome.

      The Company and certain of its current and former direct and indirect corporate predecessors, subsidiaries and divisions have been identified by the United States Environmental Protection Agency, state environmental agencies and private parties as potentially responsible parties (PRPs) at a number of hazardous waste disposal sites under the Comprehensive Environmental Response, Compensation and Liability Act (Superfund) or equivalent state laws and, as such, may be liable for the cost of cleanup and other remedial activities at these sites. Responsibility for cleanup and other remedial activities at a Superfund site is typically shared among PRPs based on an allocation formula. Under the federal Superfund statute, parties could be held jointly and severally liable, thus subjecting them to potential individual liability for the entire cost of cleanup at the site. Based on its estimate of allocation of liability among PRPs, the probability that other PRPs, many of whom are large, solvent, public companies, will fully pay the costs apportioned to them, currently available information concerning the scope of contamination, estimated remediation costs, estimated legal fees and other factors, the Company has recorded and accrued for indicated environmental liabilities amounts that it deems reasonable and believes that any liability with respect to these matters in excess of the accruals will not be material. The ultimate costs will depend on a number of factors and the amount currently accrued represents management's best current estimate of the total cost to be incurred. The Company expects this amount to be substantially paid over the next one to four years. The most significant environmental matters in which the Company is currently involved relates to the W.J. Smith site. In 1993, the United States Environmental Protection Agency (USEPA) initiated a Unilateral Administrative Order
Proceeding under Section 7003 of the Resource Conservation and Recovery Act
(RCRA) against W.J. Smith and Katy. The proceeding requires certain actions at the W.J. Smith site and certain off-site areas, as well as development and implementation of additional cleanup activities to mitigate off-site releases. In December 1995, W.J. Smith, Katy and USEPA agreed to resolve the proceeding through an Administrative Order on Consent under Section 7003 of RCRA. Pursuant to the Order, W.J. Smith is currently implementing a cleanup to mitigate off-site releases.

      Although management believes that these actions individually and in the aggregate are not likely to have a material adverse effect on the Company, further costs could be significant and will be recorded as a charge to operations when, and if, current information dictates a change in management's estimates.

Note 20. RESTRUCTURING CHARGES

      During the fourth quarter of 2001, the Company recorded $3.2 million of severance and restructuring charges. Approximately $1.0 million was related to severance payments. These payments related to the closing of the former corporate headquarters in Englewood, Colorado and an adjunct corporate office in Chicago and the related terminations of employees, as well as severance paid to employees at operating divisions in headcount reduction efforts. Approximately $1.4 million of the charges related to accruals for payments to a consultant working with us on sourcing and other manufacturing and production efficiency initiatives. Approximately $0.4 million of the charges incurred and paid related to transition activities within the Company. Other costs related to manufacturing restructuring initiatives at Contico.

      During the third quarter of 2001, the Company recorded $6.5 million of severance and restructuring charges, of which $5.1 million related to the payment or accrual of severance and other payments associated with the management transition resulting from the recapitalization. Additionally, $1.0 million of costs were incurred related primarily to consultants working with the Company on sourcing and other manufacturing and production efficiency initiatives.

      During the second quarter of 2001, Contico undertook restructuring efforts that resulted in severance payments to various individuals. Forty three employees, including two members of Contico and Katy executive management, received severance benefits. Total severance costs were $1.6 million.

      Also during the second quarter of 2001, the Company recognized severance and exit costs associated with the closing of a warehouse facility and consolidation of certain administrative functions, both of which relate to the mop, broom and brush business. Seven warehouse employees and 19 administrative employees were affected by these actions. Total severance and exit costs associated with these efforts were $0.4 million.

      The Company incurred charges for non-cancelable rent and other exit costs associated with the planned closure of our Englewood, Colorado corporate office. Total costs recognized in the second quarter of 2001 were $0.7 million. An additional $0.1 million was added to this cost estimate in the fourth quarter (see above).

      During the first quarter of 2001, Woods undertook a restructuring effort that involved reductions in senior management headcount as well as facilities closings. The Company closed facilities in Loogootee and Bloomington, Indiana, as well as the Hong Kong office of Katy International, a subsidiary which coordinates sourcing of products from Asia. Sixteen management and administrative employees received severance packages. Total severance and other exit costs were $0.7 million.

      During the third and fourth quarters of 2000, the Company implemented a workforce reduction that reduced headcount by approximately 90. Employees affected were primarily in general and administrative functions, with the largest number of affected employees coming from the Maintenance Products group. The workforce reduction included severance and related costs for certain employees. Total severance and related costs was $2.4 million.

      In June 1999, we began a restructuring plan for our Electrical/Electronics businesses as a result of weaker than expected sales performance and lower margins. The cost of the 1999 restructuring, which included severance costs related to the elimination of 22 management employees, resulted in a pre-tax charge to earnings in the second quarter of 1999 of approximately $0.6 million. Additionally, plant personnel levels were reduced in excess of 100 persons and 24 unfilled administrative positions were eliminated.

      As of December 31, 2001 accruals for severance and other restructuring costs totaled $3.6 million which will be paid through the year 2009. The table below summarizes the future obligations for severance and restructuring charges detailed above:

                                               (Thousands of dollars)
                              2002                    $3,209
                              2003                       265
                              2004                        55
                              2005                        55
                              2006                        22
                        Thereafter                        --
                                                      ------
                    Total payments                    $3,606
                                                      ======

Note 21. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED):


2001                                                          1st Qtr         2nd Qtr         3rd Qtr         4th Qtr
----                                                         ---------       ---------       ---------       ---------
Net sales                                                    $ 119,914       $ 120,141       $ 140,491       $ 125,414

Gross profit                                                 $  16,807       $  16,954       $  20,907       $  22,152

Income (loss) from continuing operations before
extraordinary loss on early extinguishment of debt           $  (8,372)      $ (30,434)      $  (5,565)      $ (17,709)

Extraordinary loss on early extinguishment of debt                  --       $  (1,182)             --              --
                                                             ---------       ---------       ---------       ---------

Net income (loss)                                            $  (8,372)      $ (31,616)      $  (5,565)      $ (17,709)
                                                             =========       =========       =========       =========

Loss per share - Basic and Diluted
     Loss from continuing operations                         $   (1.00)      $   (2.84)      $   (0.87)      $   (2.43)
     Extraordinary loss on early extinguishment of debt             --           (0.14)             --              --
                                                             ---------       ---------       ---------       ---------
           Net income (loss)                                 $   (1.00)      $   (2.98)      $   (0.87)      $   (2.43)
                                                             =========       =========       =========       =========

2000                                                          1st Qtr         2nd Qtr         3rd Qtr         4th Qtr
----                                                         ---------       ---------       ---------       ---------
Net sales                                                    $ 136,120       $ 138,134       $ 156,275       $ 149,100

Gross profit                                                 $  29,240       $  27,139       $  26,113       $  23,314

Net income (loss)                                            $     645       $  (1,282)      $  (2,546)      $  (2,275)
                                                             =========       =========       =========       =========

Earnings (loss) per share - Basic and Diluted

      Net income                                             $    0.08       $   (0.15)      $   (0.30)      $   (0.28)
                                                             =========       =========       =========       =========

      During the fourth quarter of 2001, the Company recorded pretax charges of $3.2 million for severance and restructuring and $11.3 million for impairments of long-lived assets. During the third quarter of 2001, the Company recorded pretax charges of $6.5 million for severance and restructuring. During the second quarter of 2001, the Company recorded pretax charges of $2.7 million for severance and restructuring and $35.1 million for impairments of long-lived assets (primarily at Wilen). During the first quarter of 2001, the Company recorded pretax charges of $1.6 million for severance and restructuring and $0.8 million for impairments of long-lived assets.

      During the fourth quarter of 2000, the Company recorded a pretax charge of $0.5 million for severance and restructuring charges. During the third quarter 2000, the Company recorded a pretax charge of $2.2 million for severance and restructuring.

      During 2001, the Company made certain income statement reclassifications relating to freight and distribution costs, the direct import business of Woods Industries, and businesses previously classified as operations to be disposed of. The results for 2000 have also been reclassified for comparative purposes. A reconciliation of previously reported amounts on Forms 10-Q and 10-K with reclassified amounts is presented below:


2001                                      1st Qtr         2nd Qtr         3rd Qtr         4th Qtr
----                                     ---------       ---------       ---------       ---------
Net sales as reported previously         $ 115,635       $ 117,499       $ 139,458       $ 125,414
     Freight and distribution                   50               0               0               0
     Direct import business                    969             936               0               0
     Operations to be disposed of            3,260           1,706           1,033               0
                                         ---------       ---------       ---------       ---------
Net sales as adjusted                    $ 119,914       $ 120,141       $ 140,491       $ 125,414
                                         =========       =========       =========       =========

Gross profit as reported previously      $  27,593          16,659          20,824          22,152
     Freight and distribution              (10,816)              0               0               0
     Direct import business                     52              42               0               0
     Operations to be disposed of              (22)            253              83               0
                                         ---------       ---------       ---------       ---------
Gross profit as adjusted                 $  16,807       $  16,954       $  20,907       $  22,152
                                         =========       =========       =========       =========


2000                                      1st Qtr         2nd Qtr         3rd Qtr         4th Qtr
----                                     ---------       ---------       ---------       ---------
Net sales as reported previously         $ 134,008       $ 134,485       $ 144,973       $ 139,783
     Freight and distribution                  141             132             117             105
     Direct import business                  1,141           2,710          10,348           7,996
     Operations to be disposed of              830             807             837           1,216
                                         ---------       ---------       ---------       ---------
Net sales as adjusted                    $ 136,120       $ 138,134       $ 156,275       $ 149,100
                                         =========       =========       =========       =========

Gross profit as reported previously         41,771          38,288          38,808          35,067
     Freight and distribution              (12,198)        (11,407)        (12,494)        (12,222)
     Direct import business                     95             106             405              55
     Operations to be disposed of             (428)            152            (606)            414
                                         ---------       ---------       ---------       ---------
Gross profit as adjusted                 $  29,240       $  27,139       $  26,113       $  23,314
                                         =========       =========       =========       =========

NOTE 22: SUBSEQUENT EVENT

      On March 15, 2002, the Company and SESCO signed agreements that would effectively turn over operation of SESCO's waste-to-energy facility to a third party. See Note 14 for a more complete discussion of SESCO. The closing of the agreements is contingent upon receipt of certain consents from interested parties, and we anticipate a final closing during April of 2002. The Company has entered into these agreements as a result of evaluations of SESCO's business. The Company has determined that SESCO is not a core component of Katy's long-term strategic goals. Moreover, Katy does not feel it has the management expertise to deal with certain risks and uncertainties presented by the operation, given that SESCO is the only waste-to-energy facility in which the Company has an interest. Katy has explored options for divesting SESCO for a number of years, and management feels that the agreements contemplated currently offer a reasonable exit strategy from this business.

      The third party would essentially assume SESCO's position in various contracts relating to the facility's operation. Under the agreements, SESCO will contribute its assets and liabilities (except for its liability under the Loan Agreement and the related receivable under the Service Agreement) to a joint venture. While SESCO will maintain a 99% ownership interest as a limited partner in the joint venture, the third party will have most day to day control of the joint venture. SESCO will give a note payable as consideration for the transaction of $6,600,000, due in installments through 2008. Certain amounts may be due to SESCO upon expiration of the Service Agreement in 2008. Also, the third party may purchase SESCO's remaining interest in the joint venture at that time. Also, if the Service Agreement were extended, further amounts would be due to SESCO from the third party.

      While SESCO (and therefore the Company) will maintain an investment in the joint venture, it will have a zero value since no positive return will be realized from it and SESCO will not be able to exert any meaningful level of control over it. Upon completion of the transaction, the Company expects to recognize a loss consisting of 1) a charge for the discounted value of the $6,600,000 note, which is payable over seven years, and 2) an amount representing the carrying value of certain assets contributed to the joint venture, consisting primarily of machinery spare parts. It should be noted that all of SESCO's long-lived assets were written to zero value at December 31, 2001, so no additional impairment will be required. However, the Company will incur higher than normal expenses related to SESCO as a result of legal fees and other costs to complete the transaction, and higher operational expenses during 2002 as a result of the ceasing of cost capitalization (i.e., costs previously considered capital expenditures are now being expensed in 2002) given the zero book value of long-lived assets.

      On a going forward basis, Katy would expect little if any income statement activity as a result of its involvement in the joint venture, and Katy's balance sheet will carry the note payable mentioned above. Katy has not booked any amounts receivable or other assets relating to amounts that may be received at the time the Service Agreement expires, given their uncertainty.

Item 9. CHANGES IN AND DISAGREEMENTS WITH INDEPENDENT AUDITORS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Not applicable

                                    Part III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding the directors of Katy is incorporated herein by reference to the information set forth under the section entitled "Election of Directors" in the Proxy Statement of Katy Industries, Inc. for its 2002 Annual Meeting.

Information regarding executive officers of Katy is incorporated herein by reference to the information set forth under the section entitled "Information Concerning Directors and Executive Officers" in the Proxy Statement Katy Industries, Inc. for its 2002 Annual Meeting.

Item 11. EXECUTIVE COMPENSATION

Information regarding compensation of executive officers is incorporated herein by reference to the information set forth under the section entitled "Executive Compensation" in the Proxy Statement of Katy Industries, Inc. for its 2002 Annual Meeting.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information regarding beneficial ownership of stock by certain beneficial owners and by management of Katy is incorporated by reference to the information set forth under the section "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" in the Proxy Statement for its 2002 Annual Meeting.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding certain relationships and related transactions with management is incorporated herein by reference to the information set forth under the section entitled "Executive Compensation" in the Proxy Statement of Katy Industries, Inc. for its 2002 Annual Meeting.

                                     Part IV

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

Dated: April 1, 2002                      KATY INDUSTRIES, INC.
                                                     Registrant


                                                /s/ C. Michael Jacobi
                                          --------------------------------------
                                                    C. Michael Jacobi
                                          President and Chief Executive Officer

                                POWER OF ATTORNEY

      Each person signing below appoints C. Michael Jacobi and Amir P. Rosenthal, or either of them, his attorneys-in-fact for him in any and all capacities, with power of substitution, to sign any amendments to this report, and to file the same with any exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of this 1st day of April, 2002.


Signature                                           Title
---------                                           -----
/s/ William F. Andrews                              Chairman of the Board and Director
-------------------------------------
William F. Andrews

/s/ C. Michael Jacobi                               President, Chief Executive Officer and Director
-------------------------------------               (Principal Executive Officer)
C. Michael Jacobi

/s/ Amir Rosenthal                                  Vice President, Chief Financial Officer, General Counsel and Secretary
-------------------------------------               (Principal Financial and Accounting Officer)
Amir Rosenthal

/s/ Christopher Lacovara                            Director
-------------------------------------
Christopher Lacovara

/s/ Robert M. Baratta                               Director
-------------------------------------
Robert M. Baratta

/s/ James A. Kohlberg                               Director
-------------------------------------
James A. Kohlberg

/s/ Daniel B. Carroll                               Director
-------------------------------------
Daniel B. Carroll

/s/ Wallace E. Carroll, Jr.                         Director
-------------------------------------
Wallace E. Carroll, Jr.

/s/ Samuel P. Frieder                               Director
-------------------------------------
Samuel P. Frieder

/s/ Christopher Anderson                            Director
-------------------------------------
Christopher Anderson

INDEX TO FINANCIAL STATEMENT SCHEDULES
                                                                           Page

Independent Accountants' Reports                                             63
Schedule II - Valuation and Qualifying Accounts                              64
Independent Auditors' Consent                                                68

      All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the Consolidated Financial Statements of Katy or the Notes thereto.

            INDEPENDENT ACCOUNTANTS' REPORT ON SUPPLEMENTAL SCHEDULE

TO KATY INDUSTRIES, INC.:

We have audited, in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of Katy Industries, Inc. as of December 31, 2001 and 2000, and for the three years in the period ended December 31, 2001 included in this Form 10-K and have issued our report thereon dated March 26, 2002. Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The supplemental schedule listed in Item 14 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.


ARTHUR ANDERSEN LLP

St. Louis, Missouri
March 26, 2002

                     KATY INDUSTRIES, INC. AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                             (Thousands of Dollars)

                                      Balance at         Additions                                               Balance
                                       Beginning        Charged to         Write-offs           Other             at End
Description                             of Year           Expense        to the Reserve     Adjustments (a)       of Year
-----------                             -------           -------        --------------     ---------------       -------
Year ended December 31, 2001:

Reserve for doubtful accounts:
   Trade receivables                   $   1,478         $   2,242          $  (1,966)         $     269 (a)      $   2,023

   Long-term notes receivable              1,000                --                 --                 --              1,000
                                       ---------         ---------          ---------          ---------          ---------

                                       $   2,478         $   2,242          $  (2,966)         $     269 (a)      $   2,023

Year ended December 31, 2000:

Reserve for doubtful accounts:
   Trade receivables                   $   1,120         $     847          $    (543)         $      54 (a)      $   1,478

   Long-term notes receivable              1,000                --                 --                 --              1,000
                                       ---------         ---------          ---------          ---------          ---------

                                       $   2,120         $     847          $    (543)         $      54          $   2,478
                                       =========         =========          =========          =========          =========

Year ended December 31, 1999:

Reserve for doubtful accounts:
   Trade receivables                   $     963         $     463          $    (942)         $     636 (a)      $   1,120

   Current notes and other
    accounts receivable                      198                --                 --               (198)(a)              0

   Long-term notes receivable              2,452                --                 --             (1,452)(a)          1,000
                                       ---------         ---------          ---------          ---------          ---------

                                       $   3,613         $     463          $    (942)         $  (1,014)         $   2,120
                                       =========         =========          =========          =========          =========

(a) Includes collections of accounts previously written off, reclassifications of customer allowance programs not payable to customers, and doubtful accounts and credit memos written off against the reserve.

                              KATY INDUSTRIES, INC.
                                INDEX OF EXHIBITS
                               DECEMBER 31, 2001

Exhibit
Number           Exhibit Title                                                                       Page
------           -------------                                                                       ----
  2.2            Preferred Stock Purchase and Recapitalization Agreement, dated as of June 2,          *
                 2001 (incorporated by reference to Annex B to the Company's Proxy Statement on Schedule 14A filed June 8, 2001).

  3.1a           The By-laws of the Company, as amended (incorporated by reference to Exhibit 3.1      *
                 to the Company's Current Report on Form 10-Q filed May 15, 2001).

  3.1b           The Amended and Restated Certificate of Incorporation of the Company                  *
                 (incorporated by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K on July 13, 2001).

  4.1            Rights Agreement dated as of January 13, 1995 between Katy and Harris Trust           *
                 and Savings Bank as Rights Agent (incorporated by reference to Exhibit 2.1 of
                 Katy's Form 8-A filed January 17, 1995).

  4.1a           Amendment dated as of October 31, 1996 to the Rights Agreement                        *
                 dated as of January 13, 1995 between Katy and Harris Trust and Savings Bank as Rights Agent (incorporated by reference to
                 Katy's Form 8-K filed November 8, 1996).

  4.1b           Amendment dated as of January 8, 1999 to the Rights Agreement                         *
                 dated as of January 13, 1995 between Katy and LaSalle
                 National Bank as Rights Agent (incorporated by reference to
                 Exhibit 4.1(b) of Katy's Form 10-K filed . March 18, 1999.

  4.1c            Third Amendment to Rights Agreement, dated March 30, 2001,                           *
                  between the Company and LaSalle Bank, N.A., as Rights Agent
                  (incorporated by reference to Exhibit (e) (3) to the Company's
                  Solicitation/Recommendation Statement on Schedule 14D-9 filed
                  April 25, 2001).

  10.1           Katy Industries, Inc. 1994 Key Employee and Director Stock                            *
                 Purchase Plan (incorporated by reference to Exhibit 4.1 of Katy's
                 Registration Statement on Form S-8 filed September 28, 1994.

  10.2           Katy Industries, Inc. Long-Term Incentive Plan (incorporated by                       *
                 reference to Katy's Registration Statement on Form S-8 filed
                 June 21, 1995.

  10.3           Katy Industries, Inc. Non-Employee Director Stock Option Plan                         *
                 (incorporated by reference to Katy's Registration Statement on
                 Form S-8 filed June 21, 1995.

  10.4           Katy Industries, Inc. Supplemental Retirement and Deferral                            *
                 Plan effective as of June 1, 1995.

  10.5           Katy Industries, Inc. Directors' Deferred Compensation Plan                           *
                 effective as of June 1, 1995.

  10.13          Preferred Unit Repurchase Agreement, dated as of March 28,                            *
                 2001, between the Company, Contico International, LLC, and
                 Newcastle Industries, Inc.) incorporated by reference to Exhibit
                 10.13 to the Company's Current Report on Form 10-Q filed on
                 May 15, 2001).

  10.14          Amendment No. 1, dated as of March 28, 2001, to the Members Agreement                 *

                 dated as of January 8, 1999, between the Company and Newcastle Industries, Inc.
                 (incorporated by reference to Exhibit 10.14 to the Company's Current
                 Report on Form 10-Q filed on May 15, 2001).

  10.15          Credit Agreement dated as of June 28, 2001 (incorporated by reference to                *
                 Exhibit 10.1 to the Company's Current Report on Form 10-Q filed August 14, 2001).

  10.18          First Amendment and Waiver to Credit Agreement dated as of September 27, 2001           *
                 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on
                 Form 10-Q dated November 14, 2001).

  10.21          Second Amendment and Waiver to Credit Agreement dated November 26, 2001,                71
                 filed herewith.

  10.16          Employment Agreement dated as of June 28, 2001 between C. Michael Jacobi                *
                 and the Company (incorporated by reference to Exhibit 10.2 to the Company's
                 Current Report on Form 10-Q filed August 14, 2001).

  10.17          Katy Industries, Inc. 2001 Chief Executive Officer's Plan (incorporated by              *
                 reference to Exhibit 10.3 to the Company's Current Report on Form 10-Q filed
                 August 14, 2001).

  10.19          Employment Agreement dated as of September 1, 2001 between Amir Rosenthal and           *
                 the Company (incorporated by reference to Exhibit 10.2 to the Company's Current
                 Report on Form 10-Q dated November 14, 2001).

  10.20          Katy Industries, Inc. 2001 Chief Financial Officer's Plan (incorporated by              *
                 reference to Exhibit 10.3 to the Company's Current Report on Form 10-Q dated
                 November 14, 2001).

     21          Subsidiaries of registrant                                                              68

     23          Independent Auditors' Consent                                                           69

     99          Letter responsive to Temporary Note 3T to Article 3 of Regulation S-X,                  70
                 filed herewith.

* Indicates incorporated by reference.