Form 10-Q
period 2002-03-31
KATY INDUSTRIES INC
filed 2002-05-13
CIK 54681

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

                        Quarterly Report Under Section 13
                 or 15(d) of the Securities Exchange Act of 1934

    For Quarter Ended: March 31, 2002          Commission File Number 1-5558

                              Katy Industries, Inc.
             (Exact name of registrant as specified in its charter)

        Delaware                                         75-1277589
(State of Incorporation)                    (I.R.S. Employer Identification No.)

               765 Straits Turnpike, Middlebury, Connecticut 06762 (Address of Principal Executive Offices) (Zip Code)

        Registrant's telephone number, including area code: (203)598-0397

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                   Yes |X|                        No |_|

      Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

          Class                                     Outstanding at May 13, 2002
Common Stock, $1 Par Value                                   8,361,252

                              KATY INDUSTRIES, INC.
                                    FORM 10-Q
                                 March 31, 2002

                                      INDEX

                                                                            Page

PART I  FINANCIAL INFORMATION

        Item 1.  Financial Statements:

                 Condensed Consolidated Balance Sheets
                 March 31, 2002 and December 31, 2001 (unaudited)            2,3

                 Condensed Consolidated Statements of Operations
                 Three Months Ended March 31, 2002 and 2001 (unaudited)        4

                 Condensed Consolidated Statements of Cash Flows
                 Three Months Ended March 31, 2002 and 2001 (unaudited)        5

                 Notes to Condensed Consolidated Financial Statements
                 (unaudited)                                                   6

        Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                          11

        Items 3. Quantitative and Qualitative Disclosures about Market
                 Risk                                                         16

PART II OTHER INFORMATION

        Item 1.  Legal Proceedings                                            17

        Item 6.  Exhibits and Reports on Form 8-K                             17

        Signatures                                                            18

                          PART I FINANCIAL INFORMATION

                          Item 1. Financial Statements

                     KATY INDUSTRIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Thousands of Dollars)

                                     ASSETS

                                                           (Unaudited)
                                                             March 31,    December 31,
                                                               2002            2001
                                                           -----------    ------------
CURRENT ASSETS:

    Cash and cash equivalents                                $   4,962      $   8,064
    Trade accounts receivable, net                              71,227         72,810
    Inventories                                                 69,567         65,941
    Deferred income taxes                                        8,243          8,243
    Other current assets                                         4,103          2,878
                                                             ---------      ---------

      Total current assets                                     158,102        157,936
                                                             ---------      ---------

OTHER ASSETS:

    Goodwill                                                    15,125         15,125
    Intangibles                                                 32,085         33,032
    Deferred income taxes                                           --          2,278
    Equity method investment in unconsolidated affiliate         7,318          7,011
    Other                                                       12,146         12,825
                                                             ---------      ---------

      Total other assets                                        66,674         70,271
                                                             ---------      ---------

PROPERTIES:
    Land and improvements                                        3,775          3,798
    Buildings and improvements                                  23,470         23,526
    Machinery and equipment                                    173,872        171,333
                                                             ---------      ---------

                                                               201,117        198,657
    Accumulated depreciation                                   (82,402)       (78,909)
                                                             ---------      ---------

    Net properties                                             118,715        119,748
                                                             ---------      ---------

    Total assets                                             $ 343,491      $ 347,955
                                                             =========      =========

See Notes to Condensed Consolidated Financial Statements.

                     KATY INDUSTRIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (Thousands of Dollars, Except Share Data)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                   (Unaudited)
                                                                     March 31,    December 31,
                                                                      2002            2001
                                                                   -----------    ------------
CURRENT LIABILITIES:

    Accounts payable                                                $  40,984      $  39,181
    Accrued compensation                                                5,664          7,201
    Accrued expenses                                                   42,260         37,578
    Current maturities of indebtedness                                 13,925         14,619
    Revolving credit agreement                                         51,000         57,000
                                                                    ---------      ---------

      Total current liabilities                                       153,833        155,579
                                                                    ---------      ---------

LONG TERM DEBT, less current maturities                                13,151         12,474

OTHER LIABILITIES                                                      10,026          5,638

DEFERRED INCOME TAXES                                                      83             --
                                                                    ---------      ---------

      Total liabilities                                               177,093        173,691
                                                                    ---------      ---------

COMMITMENTS AND CONTINGENCIES

PREFERRED INTEREST OF SUBSIDIARY                                       16,400         16,400
                                                                    ---------      ---------

STOCKHOLDERS' EQUITY:
    15% Convertible Preferred Stock, $100 par value, authorized
     1,200,000 shares, issued and outstanding 700,000 shares,
     liquidation value $70,000
    Common stock, $1 par value; authorized                             72,182         69,560
     35,000,000 shares; issued and outstanding 9,822,204                9,822          9,822
    Additional paid-in capital                                         58,314         58,314
    Accumulated other comprehensive loss                               (4,933)        (4,625)
    Other                                                                 (78)          (106)
    Retained earnings                                                  34,768         44,976
    Treasury stock, at cost, 1,429,196
     and 1,430,621 shares, respectively                               (20,077)       (20,077)
                                                                    ---------      ---------

    Total stockholders' equity                                        149,998        157,864
                                                                    ---------      ---------

    Total liabilities and stockholders' equity                      $ 343,491      $ 347,955
                                                                    =========      =========

See Notes to Condensed Consolidated Financial Statements.

                              KATY INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 2002 AND 2001
             (Thousands of Dollars, Except Share and Per Share Data)
                                   (Unaudited)

                                                                       2002           2001
                                                                    ---------      ---------
Net sales                                                           $ 111,020      $ 119,913

Cost of goods sold                                                     90,604        103,107
                                                                    ---------      ---------

Gross profit                                                           20,416         16,806

Selling, general and administrative expenses                           18,138         23,357

Impairments of long-lived assets                                           --            846

Severance and restructuring charges                                     2,296          1,317

SESCO joint venture transaction                                         6,010             --
                                                                    ---------      ---------

    Operating loss                                                     (6,028)        (8,714)

Equity in income (loss) of unconsolidated affiliate                       307           (126)

Interest and other, net                                                (1,541)        (3,380)
                                                                    ---------      ---------

    Loss before provision for income taxes and distributions on
       preferred interest of subsidiary                                (7,262)       (12,220)

Income taxes                                                               -0-         4,276
                                                                    ---------      ---------

    Loss before distributions on preferred
       interest of subsidiary                                          (7,262)        (7,944)

Distributions on preferred interest of subsidiary (net of tax)           (328)          (428)
                                                                    ---------      ---------

    Net loss                                                           (7,590)        (8,372)

Payment in kind dividends on convertible preferred stock               (2,622)           -0-
                                                                    ---------      ---------

    Net loss available to common shareholders                       $ (10,212)     $  (8,372)
                                                                    =========      =========

Net loss per share--Basic and Diluted:
       Reported net loss                                            $   (1.22)     $   (1.00)
       Add back: goodwill, net of taxes                                    --            .04
       Deduct: negative goodwill                                           --           (.05)
                                                                    ---------      ---------
       Adjusted net loss                                            $   (1.22)     $   (1.01)
                                                                    =========      =========

Weighted average shares outstanding
       Basic                                                            8,393          8,394
                                                                    =========      =========
       Diluted                                                          8,393          8,394
                                                                    =========      =========

See Notes to Condensed Consolidated Financial Statements.

                              KATY INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                             (Thousands of Dollars)
                                   (Unaudited)

                                                                        2002         2001
                                                                      -------      --------
Cash flows from operating activities:
   Net loss                                                           $(7,590)     $ (8,372)
   Depreciation and amortization                                        5,478         6,965
   SESCO joint venture transaction                                      6,010            --
   Other, net                                                           2,220        (4,842)
                                                                      -------      --------
        Net cash flows provided (used in) operating activities          6,118        (6,249)
                                                                      -------      --------

Cash flows from investing activities:
   Capital expenditures                                                (3,796)       (3,360)
   Other                                                                  412            92
                                                                      -------      --------
        Net cash flows used in investing activities                    (3,384)       (3,268)
                                                                      -------      --------

Cash flows from financing activities:
   Net repayments of revolving debt (existing facility)                (6,017)           --
   Net proceeds from revolving debt (former facility)                      --        13,982
   Payment of dividends                                                    --          (629)
                                                                      -------      --------
        Net cash flows (used in) provided by financing activities      (6,017)       13,353
                                                                      -------      --------

Effect of exchange rate changes on cash and cash equivalents              181             7
                                                                      -------      --------

Net (decrease) increase in cash and cash equivalents                   (3,102)        3,843

Cash and cash equivalents, beginning of period                          8,064         2,459
                                                                      -------      --------

Cash and cash equivalents, end of period                              $ 4,962      $  6,302
                                                                      =======      ========

See Notes to Consolidated Financial Statements.

                              KATY INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002

(1) Significant Accounting Policies

Consolidation Policy

      The condensed financial statements include, on a consolidated basis, the accounts of Katy Industries, Inc. and subsidiaries in which it has a greater than 50% interest, collectively "Katy" or the "Company". All significant intercompany accounts, profits and transactions have been eliminated in consolidation. Investments in affiliates that are not majority owned and where the Company exercises significant influence are reported using the equity method. The condensed consolidated financial statements at March 31, 2002 and December 31, 2001 and for the three month periods ended March 31, 2002 and March 31, 2001 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of financial condition and results of operations. Interim figures may not be indicative of results to be realized for the entire year. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

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

Inventories

      The components of inventories are as follows:

                                                March 31,       December 31,
                                                  2002              2001
                                                ---------       ------------
                                                   (Thousands of Dollars)

      Raw materials                              $29,288           $30,804
      Work in process                              3,045             3,256
      Finished goods                              37,234            31,881
                                                 -------           -------
                                                 $69,567           $65,941
                                                 =======           =======

      At March 31, 2002 and December 31, 2001, approximately 40% of the Company's inventories are accounted for using the last-in, first-out ("LIFO") method of costing, while the remaining inventories were accounted for using the first-in, first-out ("FIFO") method. Current cost, as determined using the FIFO method, exceeded LIFO cost by $0.5 million at March 31, 2002 and by $1.5 million at December 31, 2001.

Goodwill
--------

      The Company adopted the non-amortization provisions of SFAS No. 142, Goodwill and Other Intangible Assets, during the first quarter of 2002. Below is a calculation of pro forma earnings, removing the impact of amortization recorded on goodwill and negative goodwill (shown net of tax):

                                                    Three months ended March 31,
                                                         2002          2001
                                                         ----          ----
                                                       (Thousands of dollars)

Reported net loss                                        $(7,590)     $(8,372)
   Add back: Goodwill Amortization                            --          311
   Deduct: Negative goodwill amortization                     --         (426)
                                                        --------      -------
Adjusted net loss                                        $(7,590)     $(8,487)

      New Accounting Pronouncements - Under SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is no longer amortized on a straight line basis over its estimated useful life, but will be tested for impairment on an annual basis and whenever indicators of impairment arise. The goodwill impairment test, which is based on fair value, is to be performed on a reporting unit level. A reporting unit is defined as an operating segment determined in accordance with SFAS No. 131 or one level lower. Goodwill will no longer be allocated to other long-lived assets for impairment testing under SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. Additionally, goodwill on equity method investments will no longer be amortized; however, it will continue to be tested for impairment in accordance with APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. Under SFAS No. 142 intangible assets with indefinite lives will not be amortized. Instead they will be carried at the lower of cost or fair value and tested for impairment at least annually. All other recognized intangible assets will continue to be amortized over their estimated useful lives.

      SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 although goodwill on business combinations consummated after July 1, 2001 will not be amortized. The Company has adopted the non-amortization provisions of SFAS No. 142 with regards to goodwill that has been reported on the balance sheets historically. The amount of goodwill amortization not recorded during the first quarter of 2002 as a result of the adoption of the non-amortization provisions was $0.3 million. The Company is continuing to amortize assets historically presented as intangible assets until the evaluation of all intangibles is completed with regard to their continued presentation as intangibles or their potential reclassification to goodwill. The Company anticipates completing by June 30, 2002 the evaluation of whether impairments will be required under SFAS No. 142. On adoption the Company may need to record a cumulative effect adjustment to reflect the impairment of previously recognized goodwill. If impairments are to be recorded, the Company will restate earnings for prior-reported quarters of 2002 as necessary. The Company is unable at this time to determine the impact that this Statement will have on intangible assets at the time of adoption, or whether a cumulative effect adjustment will be required upon adoption. During the second quarter of 2001, the Company recorded an impairment of $33.0 million on the long-lived assets of its mop, broom and brush division. However, even considering this impairment, the terms of the Recapitalization of the Company that occurred in 2001 indicate that the fair value of the Company may be less than the carrying value represented on the consolidated balance sheets. Therefore, the Company recognizes the possibility of impairments of goodwill and certain intangibles upon adoption in 2002.

      In August, 2001, the FASB released SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Previously, two accounting models existed for long-lived assets to be disposed of, as SFAS No. 121 did not address the accounting for a segment of a business accounted for as a discontinued operation under APB Opinion 30. This statement establishes a single model based on the framework of SFAS No. 121. This statement also broadens the presentation of discontinued operations to include more disposal transactions.

      The Company has adopted SFAS No. 144 and has determined that for the quarter ended March 31, 2002, there are no operations that should be reported as discontinued under the new standard. However, the Company anticipates that this statement could have an impact on its financial reporting as 1) the Company is considering certain divestitures, and 2) the statement broadens the presentation of discontinued operations. If the Company were to divest of certain businesses that are under consideration, Katy anticipates they would qualify as discontinued operations under SFAS No. 144, whereas they would have not met the requirements of discontinued operations treatment under APB Opinion 30.

(2) SESCO Joint Venture Transaction

      On March 14, 2002, the Company and Savannah Energy Systems Company ("SESCO"), a wholly owned subsidiary of Katy, signed an agreement to enter into a joint venture that would effectively turn over operation of SESCO's waste-to-energy facility to Montenay Power Corporation and its affiliates ("Montenay"). The transaction closed on April 29, 2002. The Company entered into this agreement as a result of evaluations of SESCO's business. First, the Company determined that SESCO was not a core component of Katy's long-term business strategy. Moreover, Katy did not feel it had the management expertise to deal with certain risks and uncertainties presented by the operation, given that SESCO was the only Company's waste-to-energy facility. Katy had explored options for divesting SESCO for a number of years, and management feels that this transaction offers a reasonable exit strategy from this business.

      The joint venture, with Montenay's leadership, will essentially assume SESCO's position in various contracts relating to the facility's operation. Under the agreement, SESCO contributed its assets and liabilities (except for its liability under the

Loan Agreement and the related receivable under the Service Agreement) to a joint venture. While SESCO will maintain a 99% ownership interest as a limited partner in the joint venture, Montenay will have most of the day to day control of the joint venture, and accordingly, the joint venture will not be consolidated. SESCO has recorded a liability for the present value of committed future expenditures under the agreement with Montenay of $6.6 million due in installments through 2008. Certain amounts may be due to SESCO upon expiration of the Service Agreement in 2008; also, Montenay may purchase SESCO's interest in the joint venture at that time. Katy has not booked any amounts receivable or other assets relating to amounts that may be received at the time the Service Agreement expires, given their uncertainty.

      The Company recognized in the first quarter a charge of $6.0 million, consisting of 1) the discounted value of the $6,600,000 note, which is payable over seven years, 2) the carrying value of certain assets contributed to the joint venture, consisting primarily of machinery spare parts, and 3) costs to close the transaction. It should be noted that all of SESCO's long-lived assets were written to zero value at December 31, 2001, so no additional impairment was required. On a going forward basis, Katy would expect little if any income statement activity as a result of its involvement in the joint venture, and Katy's balance sheet will carry the liability mentioned above.

(3) Commitments and Contingencies

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

      Katy also has a number of product liability and workers' compensation claims pending against it and its subsidiaries. Many of these claims are proceeding through the litigation process and the final outcome will not be known until a settlement is reached with the claimant or the case is adjudicated. The Company estimates that it can take up to 10 years from the date of the injury to reach a final outcome on certain claims. With respect to the product liability and workers' compensation claims, Katy has provided for its share of expected losses beyond the applicable insurance coverage, including those incurred but not reported, which are developed using actuarial techniques. Such accruals are developed using currently available claim information, and represent management's best estimates. The ultimate cost of any individual claim can vary based upon, among other factors, the nature of the injury, the duration of the disability period, the length of the claim period, the jurisdiction of the claim and the nature of the final outcome.

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

(4) Industry Segment Information

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

      The table below and the narrative which follows summarize the key factors in the year-to-year changes in operating results.

                                                   Three Months Ended March 31,
                                                   ----------------------------

                                                      2002              2001
                                                   ---------         ---------
                                                      (Thousands of Dollars)
Electrical/Electronics [a]
       Net external sales                          $  32,844         $  36,084
       Net intercompany sales                            835             9,033
       Operating income [b]                             (414)           (3,493)
       Operating margin                                 1.26%            (9.68%)
       Depreciation & amortization                       675             1,433
       Total assets                                   70,767            98,542
       Capital expenditures                              124               458

Maintenance Products
       Net external sales                             77,285            82,941
       Net intercompany sales                          4,658             3,704
       Operating income [b]                            3,362               504
       Operating margin                                 4.35%             0.61%
       Depreciation & amortization                     4,776             5,452
       Total assets                                  238,341           300,000
       Capital expenditures                            3,672             2,449

Other
       Net external sales                                891               888
       Operating income [b]                           (6,759)             (665)
       Operating margin                              (758.59%)          (74.89%)
       Depreciation & amortization                         0                40
       Total assets                                      855            14,211
       Capital expenditures                                0               453

                                                   Three Months Ended March 31,
                                                   ----------------------------

                                                      2002              2001
                                                   ---------          ---------
                                                      (Thousands of Dollars)
Corporate
       Corporate expenses [b]                         (2,217)           (5,060)
       Depreciation & amortization                        27                40
       Total assets                                   33,528            20,023

Company
       Net external sales                            111,020           119,913
       Net intercompany sales                          5,493            12,737
       Operating income [b]                           (6,028)           (8,714)
       Operating margin                                (5.43%)           (7.32%)
       Depreciation & amortization                     5,478             6,965
       Total assets                                  343,491           432,776
       Capital expenditures                            3,796             3,360

[a] 2001 amounts include the Thorsen Tools business, which was sold by Katy on May 3, 2001. Amounts for Thorsen Tool were included in
      Electrical/Electronics in 2001.

[b] See the Results of Operations section of MD&A for a further discussion of restructuring charges and unusual items.

(5) Comprehensive (loss) income

                                                         March 31,     March 31,
                                                           2002          2001
                                                         ---------     ---------
                                                         (Thousands of Dollars)
Net loss                                                 $(7,590)      $(8,372)

Foreign currency translation adjustments                    (308)       (1,564)
                                                         -------       -------
Comprehensive loss                                       $(7,898)      $(9,936)
                                                         =======       =======

(6) Restructuring Charges

      During the first quarter 2002, the Company recorded $2.3 million of severance and restructuring charges. Approximately $1.9 million of the charges related to accruals for payments to consultants working with the Company on sourcing and other manufacturing and production efficiency initiatives. Approximately $0.3 million related to severance for two management employees whose positions were eliminated, and $0.1 million were costs associated with the consolidation of administrative and operational functions.

      During the first quarter of 2001, Woods undertook a restructuring effort that involved reductions in senior management headcount as well as facility closings. The Company closed facilities in Loogootee and Bloomington, Indiana, as well as the Hong Kong office of Katy International, a subsidiary which coordinates sourcing of products from Asia. Sixteen management and administrative employees received severance packages. Total severance and other exit costs were $0.8 million.

      As of March 31, 2002, accruals for severance and other restructuring costs totaled $4.2 million which will be paid through the year 2006. The table below summarizes the future obligations for severance and restructuring charges detailed above:

                                                (Thousands of dollars)
                            2002                        $3,383
                            2003                           665
                            2004                            55
                            2005                            55
                            2006                            22
                      Thereafter                            --
                                                        ------
                  Total payments                        $4,180
                                                        ======

                 Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three Months Ended March 31, 2002 versus Three months Ended March 31, 2001

      Following are summaries of sales and operating income for the three months ended March 31, 2002 and 2001 by industry segment (In thousands):

Net sales                                                   Increase (Decrease)
---------                                                   -------------------

                                  2002          2001       Amount      Percent
                                  ----          ----       ------      -------

Electrical/Electronics        $ 32,844      $ 36,084      $(3,240)       (8.98)%

Maintenance Products            77,285        82,941       (5,656)       (6.82)%

Other                              891           888            3         0.00%

Operating income                                            Increase (Decrease)
----------------                                            -------------------

                                  2002          2001       Amount      Percent
                                  ----          ----       ------      -------

Electrical/Electronics        $   (414)     $ (3,493)       3,079        88.15%

Maintenance Products             3,362           504        2,858       567.06%

Other                           (6,759)         (665)      (6,094)      916.39%

      The Electrical/Electronics Group's sales decreased $3.2 million, or 9.0%. Approximately $2.4 million of the decrease is the result of the disposition of the Thorsen Tools business, which was sold in May of 2001. Excluding the Thorsen Tools business from 2001 results, sales for the group decreased $.8 million or 2%. Sales increases of 11% and 17%, respectively, at Woods and Woods Canada were offset by significant sales decreases of 30% and 35%, respectively, at GC/Waldom and Hamilton. The sales increases reflect a strong year over year comparison in the retail markets (which are served primarily by Woods and Woods Canada), which saw weak sales in early 2001 as a result of retailer's efforts to reduce inventories. The sales decreases reflect continued weakness in the electronics, communications, and high-tech markets, to which both GC/Waldom and Hamilton sell. Hamilton lost a single customer that accounted for the majority of its drop in sales.

      The Electrical/Electronics Group's operating income increased $3.1 million. Excluding Thorsen Tools and restructuring charges, operating income was reduced by $0.3 million, or 24%. A significant increase in operating income at Woods was offset by decreases at GC/Waldom and Hamilton. While sales volume aided in the improvement at Woods, the benefit of past restructuring efforts are showing benefit, as gross margins at Woods increased. The declines at GC/Waldom and Hamilton are tied primarily to lower sales volume. The group incurred restructuring charges during the first quarter of 2002 of $1.3 million for consultant fees related to a company-wide sourcing project. The group incurred restructuring and unusual charges during the first quarter of 2001 of $3.3 million (recorded in Cost of goods sold) related to the exit from branded product lines, $0.7 million related to facility closures and consolidation, and $1.0 million related to the impairments of goodwill and inventory valuation adjustments associated with the sale of the Thorsen Tools business. Aside from those adjustments, Thorsen Tools contributed approximately $0.2 million to operating income in the first quarter of 2001.

      Sales in the Maintenance Products Group decreased $5.7 million or 7%. The largest sales shortfalls were in the retail plastics business of Contico and in the commercial janitorial/sanitation business of Contico and Wilen. The retail sales shortfalls at Contico are largely the result of specific losses of product lines at major customers, while the reductions in the commercial businesses reflect the slow-down in demand for cleanings supplies. These businesses are vulnerable to slow-downs that have occurred in the travel sector, which includes hotels, restaurants and airports. Facilities in this sector were impacted significantly as a result of the events of September 11, 2001, and we believe this has impacted demand for commercial cleaning supplies. These sales reductions were offset by smaller increases at other divisions, most significantly at Duckback, which had a weak first quarter in 2001.

      The group's operating income increased $2.9 million. Excluding restructuring charges, operating income increased by $1.2 million, or 59%. The largest increases were experienced by Glit/Microtron, which experienced favorable product mix over the prior year, and Duckback Products, which has very strong margins, and whose volume gains over the prior year resulted in strong year over year income. Contico also recorded a positive adjustment (income) as a result of LIFO inventory accounting, as prices for plastic resins (a key raw material in Contico's plastic products) reached relatively low levels in late 2001 and early 2002 compared to prior years. The group recorded restructuring charges during the first quarter of 2002 of $0.7 million, consisting primarily of severance ($0.3 million) and consultant fees related to a company-wide sourcing project ($0.3million). During the first quarter of 2001, Contico recorded a negative adjustment (expense) of $1.3 million as a result of LIFO inventory accounting.

      Sales from Other operations (SESCO) were flat. Operating income from Other operations was lower as a result of the loss recorded on the SESCO joint venture transaction entered into during the first quarter and which was consummated during the second quarter. See Note 2 to the Condensed Consolidated Financial Statements.

      Excluding restructuring charges, corporate expenses were lower by approximately $0.1 million. The Corporate group incurred restructuring charges of approximately $0.3 million in the first quarter related to retainers and travel expenses for consultants working on the company-wide sourcing project. During the first quarter of 2001, the corporate group incurred restructuring and unusual charges including $2.5 million of costs associated with the Recapitalization and $0.5 million of severance costs associated with the resignation of the former CEO.

      Interest and other (net), decreased $1.8 million in the first quarter of 2002 compared to the first quarter of 2001. Interest expense was lower by approximately $2.0 million mainly as a result of lower outstanding borrowings due to the Recapitalization which occurred on June 28, 2001. Lower interest rates also contributed to lower interest expense.

      We did not record any income tax benefits on the pretax loss during the first quarter of 2002. We feel that we will be able to generate taxable income in the future in amounts that will allow us to utilize deferred tax assets currently recorded. However, given the history of operating losses, and of the potential for additional losses in 2002 if certain restructuring initiatives being considered are implemented, we felt it was a prudent and conservative course of action to not book additional tax benefits at this time.

LIQUIDITY AND CAPITAL RESOURCES

      Combined cash and cash equivalents decreased to $5.0 million on March 31, 2002 compared to $8.1 million on December 31, 2001. Working capital excluding current classifications of debt decreased to $ 69.2 million at March 31, 2002 from $74.0 million on December 31, 2001 primarily as a result of lower receivables and higher accounts payable and accrued expenses, offset by higher inventories and lower accrued compensation.

      At March 31, 2002, Katy had total indebtedness of $78.1 million. Total debt was 32% of total capitalization at March 31, 2002. Total borrowings decreased by $6.0 million during the first quarter.

      In connection with the revolving credit facility, the Credit Agreement requires lockbox arrangements, which provide for all receipts to be swept daily to reduce borrowings outstanding. These arrangements, combined with the existence of a material adverse effect (MAE) clause in the Credit Agreement, cause the revolving credit facility to be classified as a current liability, per guidance in the FASB's Emerging Issues Task Force 95-22, Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement. However, we do not expect to repay, or be required to repay, within one year, the $51.0 million balance of the revolving credit facility classified as a current liability. The MAE clause, which is a typical requirement in commercial credit agreements, allows the lender to require the loan to become due if it determines there has been a material adverse effect on our operations, business, properties, assets, liabilities, condition or prospects. The classification of the revolving credit facility as a current liability is a result only of the combination of the two aforementioned factors: the lockbox agreements and the MAE clause. However, the revolving credit facility does not expire or have a maturity date within one year, but rather has a final expiration date of June 28, 2006. Also, we were in compliance with the applicable financial covenants at March 31, 2002, the lender has not notified us of any indication of a MAE at March 31, 2002, and to our knowledge, we were not in default of any provision of the Credit Agreement at March 31, 2002.

      The Credit Agreement calls for scheduled repayments of term loans of $6.0 million during 2002. However, the Credit Agreement also has a provision requiring us to repay term loans by a percentage of excess cash flow ("Consolidated Excess Cash Flow" as calculated under the Credit Agreement) generated during each annual reporting period. As a result of this provision, and the calculation per the Credit Agreement of Consolidated Excess Cash Flow generated during fiscal 2001, we repaid term loans in the approximate amount of $7.9 million on April 4, 2002. This amount is classified as a current maturity of term debt in the Condensed Consolidated Balance Sheet as of March 31, 2002. Much of the Consolidated Excess Cash Flow was generated by improved working capital during 2001. This repayment required us to convert term loans to revolving loans. The most recently available calculations of our borrowing base (eligible accounts receivable and inventory) performed as of April 26, 2002, indicated that we had unused borrowing availability of $17.0 million.

      We expect to commit $12.0 to $15.0 million for capital projects over the course of 2002, up to $3.0 million of which relates to projects begun in 2001. Funding for these expenditures and for working capital needs is expected to be accomplished through the use of available cash under the Credit Agreement. While a maximum of $140.0 million is available under the Credit Agreement, our borrowing base is limited under the revolving credit facility to eligible accounts receivable and inventory. We feel that the Credit Agreement provides sufficient liquidity our operations going forward. As indicated above, our borrowing availability at April 26, 2002, based on eligible accounts receivable and inventory, exceeded our outstanding borrowings at year end by approximately $17.0 million.

      We are continually evaluating alternatives relating to divestitures of certain of our businesses. Divestitures present opportunities to de-leverage our financial position and free up cash for further investments in core activities.

OUTLOOK FOR 2002

      We anticipate a continuation of the difficult economic conditions and business environment in 2002, which will present challenges in maintaining net sales. In particular, we expect to see softness continue in the restaurant, travel and hotel markets to which we sell cleaning products. We have a significant concentration of customers in the mass-market retail, discount and do-it-yourself market channels. Our ability to maintain and increase our sales levels depends in part on our ability to retain and improve relationships with these customers. We face the continuing challenge of recovering or offsetting cost increases for raw materials.

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

      Selling, general and administrative costs are expected to improve as a percentage of sales from 2001 levels. Cost reduction efforts are ongoing throughout the Company. Our corporate office has relocated, and we expect to maintain modest headcount and rental costs. We have completed the process of transferring most back-office functions of our Wilen subsidiary from Atlanta to St. Louis, the headquarters of Contico. We are in the process of transferring most back office functions of the Glit subsidiary in Wrens, Georgia to St. Louis. We will evaluate the possibility of further consolidation of administrative processes at our subsidiaries.

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

      We do not expect to book income tax benefits from operating losses in 2002, given the history of operating losses and considering the amounts of deferred tax assets already on our books. However, we are confident in our ability to generate future taxable income in amounts adequate to recover the carrying value of deferred tax assets that have been recorded.

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

      Words and phrases such as "expects," "estimates," "will," "intends," "plans," "believes," "anticipates" and the like are intended to identify forward-looking statements. The results referred to in forward-looking statements may differ materially from actual results because they involve estimates, assumptions and uncertainties. Forward-looking statements included herein are as of the date hereof and we undertake no obligation to revise or update such statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. All forward looking statements should be viewed with caution.

ENVIRONMENTAL AND OTHER CONTINGENCIES

      The Company and certain of its current and former direct and indirect corporate predecessors, subsidiaries and divisions have been identified by the United States Environmental Protection Agency, state environmental agencies and private parties as potentially responsible parties ("PRPs") at a number of hazardous waste disposal sites under the Comprehensive Environmental Response, Compensation and Liability Act ("Superfund") or equivalent state laws and, as such, may be liable for the cost of cleanup and other remedial activities at these sites. Responsibility for cleanup and other remedial activities at a Superfund site is typically shared among PRPs based on an allocation formula. Under the federal Superfund statute, parties could be held jointly and severally liable, thus subjecting them to potential individual liability for the entire cost of cleanup at the site. Based on its estimate of allocation of liability among PRPs, the probability that other PRPs, many of whom are large, solvent, public companies, will fully pay the costs apportioned to them, currently available information concerning the scope of contamination, estimated remediation costs, estimated legal fees and other factors, the Company has recorded and accrued for indicated environmental liabilities in the aggregate amount of approximately $3.0 million at March 31, 2002. The ultimate cost will depend on a number of factors and the amount currently accrued represents management's best current estimate of the total cost to be incurred. The Company expects this amount to be substantially paid over the next one to four years.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

      Under SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is no longer amortized on a straight line basis over its estimated useful life, but will be tested for impairment on an annual basis and whenever indicators of impairment arise. The goodwill impairment test, which is based on fair value, is to be performed on a reporting unit level. A reporting unit is defined as an operating segment determined in accordance with SFAS No. 131 or one level lower. Goodwill will no longer be allocated to other long-lived assets for impairment testing under SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. Additionally, goodwill on equity method investments will no longer be amortized; however, it will continue to be tested for impairment in accordance with APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. Under SFAS No. 142 intangible assets with indefinite lives will not be amortized. Instead they will be carried at the lower of cost or fair value and tested for impairment at least annually. All other recognized intangible assets will continue to be amortized over their estimated useful lives.

      SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 although goodwill on business combinations consummated after July 1, 2001 will not be amortized. The Company has adopted the non-amortization provisions of SFAS No. 142 with regards to goodwill that has been reported on the balance sheets historically. The amount of goodwill amortization not recorded during the first quarter of 2002 as a result of the adoption of the non-amortization provisions was $0.3 million. The Company is continuing to amortize assets historically presented as intangible assets until the evaluation of all intangibles is completed with regard to their continued presentation as intangibles or their potential reclassification to goodwill. The Company anticipates completing by June 30, 2002 the evaluation of whether impairments will be required under SFAS No. 142. On adoption the Company may need to record a cumulative effect adjustment to reflect the impairment of previously recognized goodwill. If impairments are to be recorded, the Company will restate earnings for prior-reported quarters of 2002 as necessary. The Company is unable at this time to determine the impact that this Statement will have on intangible assets at the time of adoption, or whether a cumulative effect adjustment will be required upon adoption. During the second quarter of 2001, the Company recorded an impairment of $33.0 million on the long-lived assets of its mop, broom and brush division. However, even considering this impairment, the terms of the Recapitalization of the Company that occurred in 2001 indicate that the fair value of the Company may be less than the carrying value represented on the consolidated balance sheets. Therefore, the Company recognizes the possibility of impairments of goodwill and certain intangibles upon adoption in 2002.

      In August, 2001, the FASB released SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Previously, two accounting models existed for long-lived assets to be disposed of, as SFAS No. 121 did not address the accounting for a segment of a business accounted for as a discontinued operation under APB Opinion 30. This statement establishes a single model based on the framework of SFAS No. 121. This statement also broadens the presentation of discontinued operations to include more disposal transactions.

      The Company has adopted SFAS No. 144 and has determined that for the quarter ended March 31, 2002, there are no operations that should be reported as discontinued under the new standard. However, the Company anticipates that this statement could have an impact on its financial reporting as 1) the Company is considering certain divestitures, and 2) the statement broadens the presentation of discontinued operations. If the Company were to divest of certain businesses that are under consideration, Katy anticipates they would qualify as discontinued operations under SFAS No. 144, whereas they would have not met the requirements of discontinued operations treatment under APB Opinion 30.

       Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Our exposure to market risk associated with changes in interest rates relates primarily to our debt obligations and temporary cash investments. We currently do not use derivative financial instruments relating to either of these exposures. Our interest obligations on outstanding debt are indexed from short-term Eurodollar rates. We do not believe our exposures to interest rate risks are material to our financial position or results of operations.

                           PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

      During the quarter for which this report is filed, there have been no material developments in previously reported legal proceedings, and no other cases or legal proceedings, other than ordinary routine litigation incidental to the Company's business and other nonmaterial proceedings, brought against the Company.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

      None

(b) Reports on Form 8-K

      None

                                   Signatures

      Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              KATY INDUSTRIES, INC.
                                   Registrant


DATE: May 13, 2002                      By /s/ C. Michael Jacobi
                                           -------------------------------------
                                           C. Michael Jacobi
                                           President and Chief Executive Officer


                                        By /s/ Amir Rosenthal
                                           -------------------------------------
                                           Amir Rosenthal
                                           Vice President, Chief Financial
                                           Officer, General Counsel and
                                           Secretary