Form 10-Q
period 2002-06-30
KATY INDUSTRIES INC
filed 2002-08-13
CIK 54681

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

             |x| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    For Quarterly period ended: June 30, 2002

                                       OR
            |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURTIES EXCHANGE ACT OF 1934
        For the transition period from_______________ to________________

                          Commission File Number 1-5558

                              Katy Industries, Inc.
             (Exact name of registrant as specified in its charter)

        Delaware                                          75-1277589
(State of Incorporation)                    (I.R.S. Employer Identification No.)

        765 Straits Turnpike, Suite 2000, Middlebury, Connecticut 06762
              (Address of Principal Executive Offices) (Zip Code)

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

                                 Yes |X| No |_|

      Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

          Class                                 Outstanding at August 8, 2002
Common Stock, $1 Par Value                                 8,362,427

                              KATY INDUSTRIES, INC.
                                    FORM 10-Q
                                  June 30, 2002

                                      INDEX
                                      -----

                                                                           Page
PART I FINANCIAL INFORMATION

       Item 1. Financial Statements:

               Condensed Consolidated Balance Sheets
               June 30, 2002 and December 31, 2001 (unaudited)             2,3

               Condensed Consolidated Statements of Operations
               Three and Six Months Ended June 30, 2002 and 2001
               (unaudited)                                                   4

               Condensed Consolidated Statements of Cash Flows
               Six Months Ended June 30, 2002 and 2001 (unaudited)           5

               Notes to Condensed Consolidated Financial Statements
               (unaudited)                                                   6

       Item 2. Management's Discussion and Analysis of Financial
               Condition and Results of Operations                          13

       Item 3. Quantitative and Qualitative Disclosures about Market Risk   22

PART II OTHER INFORMATION

       Item 1. Legal Proceedings                                            23

       Item 2. Submission of Matters to a Vote of Security Holders          23

       Item 6. Exhibits and Reports on Form 8-K                             23

       Signatures                                                           24

                          PART I FINANCIAL INFORMATION

                          Item 1. Financial Statements

                     KATY INDUSTRIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Thousands of Dollars)
                                   (Unaudited)

                                     ASSETS

                                                              June 30,       December 31,
                                                                2002             2001
                                                                ----             ----
CURRENT ASSETS:

    Cash and cash equivalents                               $      5,145     $      8,064
    Trade accounts receivable, net                                71,423           72,810
    Inventories                                                   70,085           65,941
    Deferred income taxes                                          8,160            8,243
    Other current assets                                           3,234            2,878
                                                            ------------     ------------

      Total current assets                                       158,047          157,936
                                                            ------------     ------------

OTHER ASSETS:

    Goodwill                                                      15,125           15,125
    Intangibles                                                   31,683           33,032
    Deferred income taxes                                             --            2,278
    Equity method investment in unconsolidated affiliate           7,657            7,011
    Other                                                         11,521           12,825
                                                            ------------     ------------

      Total other assets                                          65,986           70,271
                                                            ------------     ------------

PROPERTIES:
    Land and improvements                                          3,889            3,798
    Buildings and improvements                                    23,850           23,526
    Machinery and equipment                                      171,883          171,333
                                                            ------------     ------------

                                                                 199,622          198,657
    Accumulated depreciation                                     (84,602)         (78,909)
                                                            ------------     ------------

      Net properties                                             115,020          119,748
                                                            ------------     ------------

    Total assets                                            $    339,053     $    347,955
                                                            ============     ============

See Notes to Condensed Consolidated Financial Statements.

                     KATY INDUSTRIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (Thousands of Dollars, Except Share Data)
                                   (Unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                       June 30,       December 31,
                                                                         2002             2001
                                                                         ----             ----
CURRENT LIABILITIES:

    Accounts payable                                                 $     39,210     $     39,181
    Accrued compensation                                                    6,312            7,201
    Accrued expenses                                                       44,566           37,578
    Current maturities of indebtedness                                      6,733           14,619
    Revolving credit agreement                                             58,540           57,000
                                                                     ------------     ------------

      Total current liabilities                                           155,361          155,579
                                                                     ------------     ------------

LONG TERM DEBT, less current maturities                                    10,876           12,474

OTHER LIABILITIES                                                          11,006            5,638
                                                                     ------------     ------------

         Total liabilities                                                177,243          173,691
                                                                     ------------     ------------

COMMITMENTS AND CONTINGENCIES

PREFERRED INTEREST OF SUBSIDIARY                                           16,400           16,400
                                                                     ------------     ------------

STOCKHOLDERS' EQUITY:
      15% Convertible Preferred Stock, $100 par value, authorized
        1,200,000 shares, issued and outstanding 700,000 shares,
        liquidation value $70,000                                          74,797           69,560
    Common stock, $1 par value; authorized
        35,000,000 shares; issued and outstanding 9,822,204                 9,822            9,822
    Additional paid-in capital                                             58,314           58,314
    Accumulated other comprehensive loss                                   (2,825)          (4,625)
    Unearned Compensation                                                     (49)            (106)
    Retained earnings                                                      25,579           44,976
    Treasury stock, at cost, 1,459,777
      and 1,430,621 shares, respectively                                  (20,228)         (20,077)
                                                                     ------------     ------------

    Total stockholders' equity                                            145,410          157,864
                                                                     ------------     ------------

    Total liabilities and stockholders' equity                       $    339,053     $    347,955
                                                                     ============     ============

See Notes to Condensed Consolidated Financial Statements.

                              KATY INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS AND SIX MONTHS ENDED JUNE 30,
                      2002 AND 2001 (Thousands of Dollars,
                        Except Share and Per Share Data)
                                   (Unaudited)

                                                                        Three Months                   Six Months
                                                                        Ended June 30,                Ended June 30,
                                                                        --------------                --------------
                                                                      2002           2001           2002           2001
                                                                      ----           ----           ----           ----
Net sales                                                          $  118,425     $  120,142     $  229,445     $  240,055

Cost of goods sold                                                     97,555        103,187        188,159        206,294
                                                                   ----------     ----------     ----------     ----------

     Gross profit                                                      20,870         16,955         41,286         33,761

Selling, general and administrative                                    19,011         22,258         37,149         45,615
Impairment of long-lived assets                                         2,394         35,111          2,394         35,957
Severance, restructuring and other charges                              3,785          2,719          6,081          4,036
SESCO joint venture transaction                                            --             --          6,010             --
                                                                   ----------     ----------     ----------     ----------

         Operating loss                                                (4,320)       (43,133)       (10,348)       (51,847)

Equity in income of unconsolidated investments                            339            285            646            159
Interest                                                               (1,444)        (2,969)        (2,892)        (6,218)
Other, net                                                               (145)          (349)          (238)          (480)
                                                                   ----------     ----------     ----------     ----------

         Loss before provision for
            income taxes, distributions on preferred
            interest of subsidiary, and extraordinary loss on
            early extinguishment of debt                               (5,570)       (46,166)       (12,832)       (58,386)

(Provision for) benefit from income taxes                                (672)        16,159           (672)        20,435
                                                                   ----------     ----------     ----------     ----------

         Loss before distributions on
            preferred interest of subsidiary and extraordinary

            loss on early extinguishment of debt                       (6,242)       (30,007)       (13,504)       (37,951)

Distributions on preferred interest of
   subsidiary (net of tax)                                               (328)          (427)          (656)          (855)
                                                                   ----------     ----------     ----------     ----------

         Loss from operations before extraordinary
         loss on early extinguishment of debt                          (6,570)       (30,434)       (14,160)       (38,806)

Extraordinary loss on early extinguishment of debt (net of tax)            --         (1,182)            --         (1,182)
                                                                   ----------     ----------     ----------     ----------

         Net loss                                                      (6,570)       (31,616)       (14,160)       (39,988)

Payment in kind dividends on convertible preferred stock               (2,615)            --         (5,237)            --
                                                                   ----------     ----------     ----------     ----------

         Net loss available to common shareholders                 ($   9,185)    ($  31,616)    ($  19,397)    ($  39,988)
                                                                   ==========     ==========     ==========     ==========

Earnings per share - Basic and Diluted
         Loss from operations                                      ($    1.10)    ($    3.63)    ($    2.32)    ($    4.62)
         Goodwill, net of tax                                              --            .04             --            .07
         Negative goodwill                                                 --           (.05)            --           (.10)
         Extraordinary loss on early extinguishment of debt                --           (.14)            --           (.14)
                                                                   ----------     ----------     ----------     ----------
         Net loss                                                  ($    1.10)    ($    3.78)    ($    2.32)    ($    4.79)
                                                                   ==========     ==========     ==========     ==========

Average shares outstanding (thousands)
         Basic                                                          8,362          8,394          8,377          8,394
                                                                   ==========     ==========     ==========     ==========
         Diluted                                                        8,362          8,394          8,377          8,394
                                                                   ==========     ==========     ==========     ==========

Dividends paid per share - common stock                            $    0.000     $    0.000     $    0.000     $    0.075
                                                                   ==========     ==========     ==========     ==========

See Notes to Condensed Consolidated Financial Statements

                              KATY INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                             (Thousands of Dollars)
                                   (Unaudited)

                                                                                   2002          2001
                                                                                   ----          ----
Cash flows from operating activities:
   Net loss                                                                     $ (14,160)    $ (39,988)
   Depreciation and amortization                                                   11,021        12,280
   Impairment of long-lived assets                                                  2,394        35,957
   SESCO joint venture transaction                                                  6,010            --
   Other, net                                                                       6,199        (9,747)
                                                                                ---------     ---------
        Net cash flows provided by (used in) operating activities                  11,464        (1,498)
                                                                                ---------     ---------

Cash flows from investing activities:
   Capital expenditures                                                            (6,496)       (5,844)
   Proceeds from the sale of assets                                                    99           194
   Collections of notes receivable                                                    447            90
   Proceeds from the sale of subsidiaries                                              --         1,576
                                                                                ---------     ---------
        Net cash flows used in investing activities                                (5,950)       (3,984)
                                                                                ---------     ---------

Cash flows from financing activities:
   Net borrowings on Former Credit Agreement, prior to Recapitalization                --        11,300
   Repayment of borrowings under Former Credit Agreement at Recapitalization           --      (144,300)
     Proceeds on initial borrowings from New Credit Agreement
         at Recapitalization - term loans                                              --        30,000
   Proceeds on initial borrowings from New Credit Agreement
        at Recapitalization - revolving loans                                          --        63,211
   Repayments on New Credit Agreement - term loans                                (9,484)            --
   Net borrowings on New Credit Agreement
        following Recapitalization - revolving loans                                1,540        (4,100)
   Fees and costs associated with New Credit Agreement                               (311)       (6,507)
   Proceeds from issuance of Convertible Preferred Stock                               --        70,000
   Direct costs related to issuance of Convertible Preferred Stock                     --        (4,008)
   Redemption of preferred interest of subsidiary                                      --        (9,900)
   Payment of dividends                                                                --          (630)
                                                                                ---------     ---------
        Net cash flows (used in) provided by financing activities                  (8,255)        5,066
                                                                                ---------     ---------

Effect of exchange rate changes on cash and cash equivalents                         (178)            3
                                                                                ---------     ---------

Net decrease in cash and cash equivalents                                          (2,919)         (413)

Cash and cash equivalents, beginning of period                                      8,064         2,459
                                                                                ---------     ---------

Cash and cash equivalents, end of period                                        $   5,145     $   2,046
                                                                                =========     =========

See Notes to Condensed Consolidated Financial Statements.

                             KATY INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2002

(1) Significant Accounting Policies

Consolidation Policy

      The condensed financial statements include, on a consolidated basis, the accounts of Katy Industries, Inc. and subsidiaries in which it has a greater than 50% interest, collectively "Katy" or the "Company". All significant intercompany accounts, profits and transactions have been eliminated in consolidation. Investments in affiliates that are not majority owned and where the Company exercises significant influence are reported using the equity method. The condensed consolidated financial statements at June 30, 2002 and December 31, 2001 and for the three and six month periods ended June 30, 2002 and June 30, 2001 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of financial condition and results of operations. Interim figures may not be indicative of results to be realized for the entire year. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

Use of Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Inventories

      The components of inventories are qas follows:

                                                     June 30,       December 31,
                                                       2002             2001
                                                       ----             ----
                                                       (Thousands of Dollars)

Raw materials                                      $     28,846     $     30,804
Work in process                                           2,944            3,256
Finished goods                                           38,295           31,881
                                                   ------------     ------------
                                                   $     70,085     $     65,941
                                                   ============     ============

      At June 30, 2002 and December 31, 2001, approximately 40% of the Company's inventories are accounted for using the last-in, first-out ("LIFO") method of costing, while the remaining inventories were accounted for using the first-in, first-out ("FIFO") method. Current cost, as determined using the FIFO method, exceeded LIFO cost by $0.9 million at June 30, 2002 and by $1.5 million at December 31, 2001.

Goodwill

      The Company adopted the non-amortization provisions of Statement of Financial Accounting Standards ("SFAS ") No. 142, Goodwill and Other Intangible Assets, during the first quarter of 2002. Below is a calculation of earnings, removing the impact of amortization recorded on goodwill and negative goodwill (shown net of tax):

                                                            Three months ended June 30,        Six months ended June 30,
                                                               2002             2001             2002             2001
                                                               ----             ----             ----             ----
                                                              (Thousands of dollars)            (Thousands of dollars)
Reported net loss from operations before extraordinary
      loss on early extinguishment of debt                  $   (6,570)      $  (30,434)      $  (14,160)      $  (38,806)
  Add back:  Goodwill amortization                                  --              311               --              622
  Deduct:  Negative goodwill amortization                           --             (426)              --             (852)
                                                            ----------       ----------       ----------       ----------
Adjusted net loss from operations before extraordinary
      loss on early extinguishment of debt                      (6,570)         (30,549)         (14,160)         (39,036)
  Extraordinary loss on early extinguishment of debt                --           (1,182)              --           (1,182)
                                                            ----------       ----------       ----------       ----------
Adjusted net loss                                               (6,570)         (31,731)         (14,160)         (40,218)
  Paid-in-kind dividends                                        (2,615)              --           (5,237)              --
                                                            ----------       ----------       ----------       ----------
Adjusted net loss available to common shareholders          $   (9,185)      $  (31,731)      $  (19,397)      $  (40,218)
                                                            ==========       ==========       ==========       ==========

      New Accounting Pronouncements - Under SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is no longer amortized on a straight line basis over its estimated useful life, but will be tested for impairment on an annual basis and whenever indicators of impairment arise. The goodwill impairment test, which is based on fair value, is to be performed on a reporting unit level. A reporting unit is defined as an operating segment determined in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, or one level lower. Goodwill will no longer be allocated to other long-lived assets for impairment testing under SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. Additionally, goodwill on equity method investments will no longer be amortized; however, it will continue to be tested for impairment in accordance with APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. Under SFAS No. 142 intangible assets with indefinite lives will not be amortized. Instead they will be carried at the lower of cost or fair value and tested for impairment at least annually or when indications of impairment arise. All other recognized intangible assets will continue to be amortized over their estimated useful lives.

      SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 although goodwill on business combinations consummated after July 1, 2001 will not be amortized. The Company has adopted the non-amortization provisions of SFAS No. 142 with regards to goodwill that has been reported on the balance sheets historically. The amount of goodwill amortization not recorded during the six months ended June 30, 2002 as a result of the adoption of the non-amortization provisions was $0.9 million, before tax. Negative goodwill, which was created with the acquisition of Woods Industries in December 1996 and was amortized over five years, was fully amortized by December 31, 2001; therefore, the adoption of the non-amortization provisions of SFAS No. 142 had no impact on negative goodwill. The Company is continuing to amortize assets historically presented as intangible assets until the evaluation of all intangibles is completed with regard to their continued presentation as intangibles or their potential reclassification to goodwill.

      The Company has completed the first phase in the determination of a potential transitional goodwill impairment. Valuations of the six Katy reporting units carrying goodwill have been completed, and the analyses indicate that the fair value is less than the carrying value for three of the six reporting units. The second phase in the determination of transitional goodwill impairment has begun, and is expected to be completed by September 30, 2002. Upon the completion of the second phase of the analysis, the Company expects to recognize a transitional goodwill impairment of up to $11.5 million, which is the carrying value of the goodwill on the books of the three reporting units referenced above. If transitional goodwill impairment is recognized, the Company will record it as a cumulative effect adjustment. The Company has tested long-lived assets for impairment, including intangible assets at various points in the past, including at year end 2001. The Company still carries $31.7 million of finite lived intangible assets on the books, many of which represent customer lists and relationships and similar intangibles. Tests for impairment of intangible assets will continue to be performed as necessary, and impairments of these assets are possible in 2002.

         In August 2001, the FASB released SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

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

      The Company has adopted SFAS No. 144 and has determined that for the six months ended June 30, 2002, there are no operations that should be reported as discontinued under the new standard. However, the Company anticipates that this statement could have an impact on its financial reporting as 1) the Company is considering certain divestitures of businesses and exiting of certain facilities and operational activities, 2) the statement broadens the presentation of discontinued operations, and 3) the Company anticipates that impairments of long-lived assets may be necessitated as a result of the above contemplated actions. If the Company were to divest of certain businesses that are under consideration, Katy anticipates they would qualify as discontinued operations under SFAS No. 144, whereas they would have not met the requirements of discontinued operations treatment under APB Opinion 30.

      During July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The standard requires com panies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. Previous accounting guidance was provided by EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring). SFAS No. 146 replaces EITF Issue No. 94-3. The new standard is effective for exit or restructuring activities initiated after December 31, 2002, although earlier application is encouraged. Katy is considering a number of restructuring and exit activities at the current time, including plant closings and consolidation of facilities. To the extent these activities are initiated after December 31, 2002, this statement could have a significant impact on the timing of the recognition of these costs in the Company's statements of operations, tending to spread the costs out as opposed to recognition of a large portion of the costs at the time the Company commits to such restructuring and exit plans. It should be noted that Katy is considering early adoption of this standard; if that course is decided upon, then the statement could have a significant impact on timing of the recognition of costs associated with exit or disposal activities initiated prior to December 31, 2002.

(2) SESCO Joint Venture Transaction

      On March 14, 2002, the Company and Savannah Energy Systems Company ("SESCO"), an indirect wholly owned subsidiary of Katy, signed an agreement to enter into a joint venture that would effectively turn over operation of SESCO's waste-to-energy facility to Montenay Power Corporation and its affiliates ("Montenay"). The transaction closed on April 29, 2002. The Company entered into this agreement as a result of evaluations of SESCO's business. First, the Company determined that SESCO was not a core component of Katy's long-term business strategy. Moreover, Katy did not feel it had the management expertise to deal with certain risks and uncertainties presented by the operation of SESCO's business, given that SESCO was the Company's only waste-to-energy facility. Katy had explored options for divesting SESCO for a number of years, and management feels that this transaction offers a reasonable exit strategy from this business.

      The joint venture, with Montenay's leadership, will essentially assume SESCO's position in various contracts relating to the facility's operation. Under the agreement, SESCO contributed its assets and liabilities (except for its liability under the loan agreement (the Loan Agreement) with the Resource Recovery Development Authority (the Authority) of the City of Savannah (the
City)) and the related receivable under the service agreement (the Service Agreement) to a joint venture. While SESCO will maintain a 99% partnership interest as a limited partner in the joint venture, Montenay will have most of the day to day control of the joint venture, and accordingly, the joint venture will not be consolidated. SESCO has recorded a liability for the present value of committed future expenditures under the agreement with Montenay of $6.6 million due in installments through 2008. Certain amounts may be due to SESCO upon expiration of the Service Agreement in 2008; also, Montenay may purchase SESCO's interest in the joint venture at that time. Katy has not booked any amounts receivable or other assets relating to amounts that may be received at the time the Service Agreement expires, given their uncertainty.

      The Company recognized in the first quarter a charge of $6.0 million, consisting of 1) the discounted value of the $6,600,000 note, which is payable over seven years, 2) the carrying value of certain assets contributed to the joint venture, consisting primarily of machinery spare parts, and 3) costs to close the transaction. It should be noted that all of SESCO's long-lived assets were written to a zero value at December 31, 2001, so no additional impairment was required. On a going forward basis, Katy would expect little if any income statement activity as a result of its involvement in the joint venture, and Katy's balance sheet will carry the liability mentioned above.

      In 1984, the Authority issued $55.0 million of Industrial Revenue Bonds and lent the proceeds to SESCO, under the Loan Agreement. for the acquisition and construction of the facility that has now been transferred to the joint venture. The funds required to repay the Loan Agreement come from the monthly disposal fee, a component of which is for debt service, paid by the Authority under the Service Agreement. To induce the required parties to consent to the SESCO joint venture transaction, SESCO retained its liability under the Loan Agreement. In connection with that liability, SESCO also retained its right to receive the debt service component of the monthly disposal fee.

      Based on consultations with outside legal counsel, SESCO has a legally enforceable right to offset amounts it owes to the Authority under the Loan Agreement against amounts that are owed from the Authority under the Service Agreement. At June 30, 2002, this amount was $40.3 million. Accordingly, the amounts owed to and due from SESCO have been netted for financial reporting purposes and are not shown on the consolidated statements of financial position.

      In addition to SESCO retaining its liabilities under the Loan Agreement, to induce the required parties to consent to the joint venture transaction, Katy also continues to guarantee the obligations of the joint venture under the Service Agreement. The joint venture is liable for liquidated damages under the Service Agreement if it fails to accept the minimum amount of waste or to meet other performance standards under the Service Agreement. The liquidated damages, an off balance sheet risk for Katy, are equal to the amount of the bonds outstanding ($43.0 million), less $4.0 million maintained in a debt service reserve trust. We do not expect non-performance by the other parties. Additionally, Montenay has agreed to indemnify Katy for any breach of the Service Agreement by the joint venture.

(3) Income Taxes

      As of December 31, 2001, the Company had federal net operating loss carry forwards of $61.5 million, which the Company feels are adequately reserved. The Company expects to incur a net operating loss during 2002, which appears likely given the results of operations through June 30, 2002. The Company has generated net operating losses for three straight years prior to 2002. Given the history of net operating loss generation, the Company has decided it is prudent to reserve all net operating losses generated during 2002. Therefore, the Company will not recognize currently the tax benefits of operating losses, which will be reanalyzed in the future. The Company has recorded provisions through June 30, 2002, for current liabilities associated with state and foreign income tax expenses.

(4) Commitments and Contingencies

      In December 1996, Banco del Atlantico, a bank located in Mexico, filed a lawsuit against Woods, a subsidiary of Katy, and against certain past and then present officers and directors and former owners of Woods, alleging that the defendants participated in a violation of the Racketeer Influenced and Corrupt Organizations (RICO) Act involving allegedly fraudulently obtained loans from Mexican banks, including the plaintiff, and "money laundering" of the proceeds of the illegal enterprise. All of the foregoing is alleged to have occurred prior to Katy's purchase of Woods. The plaintiff also alleged that it made loans to an entity controlled by certain past officers and directors of Woods based upon fraudulent representations. The plaintiff seeks to hold Woods liable for its alleged damage under principles of respondeat superior and successor liability. The plaintiff is claiming damages in excess of $24.0 million and is requesting treble damages under RICO. Because certain threshold procedural and jurisdictional issues have not yet been fully adjudicated in this litigation, it is not possible at this time for the Company to reasonably determine an outcome or accurately estimate the range of potential exposure. Katy may have recourse against the former owner of Woods and others for, among other things, violations of covenants, representations and warranties under the purchase agreement through which Katy acquired Woods, and under state, federal and common law. In addition, the purchase price under the purchase agreement may be subject to adjustment as a result of the claims made by Banco del Atlantico. The extent or limit of any such adjustment cannot be predicted at this time.

      Katy also has a number of product liability and workers' compensation claims pending against it and its subsidiaries. Many of these claims are proceeding through the litigation process and the final outcome will not be known until a settlement is reached with the claimant or the case is adjudicated. The Company estimates that it can take up to 10 years from the date of the injury to reach a final outcome on certain claims. With respect to the product liability and workers' compensation claims, Katy has provided for its share of expected losses beyond the applicable insurance coverage, including those incurred but not reported to the Company or its insurance providers, which are developed using actuarial techniques. Such accruals are developed using currently available claim information, and represent management's best estimates. The ultimate cost of any individual claim can vary based upon, among other factors, the nature of the injury, the duration of the disability period, the length of the claim period, the jurisdiction of the claim and the nature of the final outcome.

      As set forth more fully in the Company's report on Form 10-K, the Company and certain of its current and former direct and indirect corporate predecessors, subsidiaries and divisions are involved in remedial activities at certain present and former locations and have been identified by the United States Environmental Protection Agency, state environmental agencies and private parties as potentially responsible parties (PRPs) at a number of hazardous waste disposal sites under the Comprehensive Environmental Response, Compensation and Liability Act (Superfund) or equivalent state laws and, as such, may be liable for the cost of cleanup and other remedial activities at these sites. Responsibility for cleanup and other remedial activities at a Superfund site is typically shared among PRPs based on an allocation formula. Under the federal Superfund statute, parties could be held jointly and severally liable, thus subjecting them to potential individual liability for the entire cost of cleanup at the site. Based on its estimate of allocation of liability among PRPs, the probability that other PRPs, many of whom are large, solvent, public companies, will fully pay the costs apportioned to them, currently available information concerning the scope of contamination, estimated remediation costs, estimated legal fees and other factors, the Company has recorded and accrued for environmental liabilities at amounts that it deems reasonable and believes that any liability with respect to these matters in excess of the accruals will not be material. The ultimate costs will depend on a number of factors and the amount currently accrued represents management's best current estimate of the total costs to be incurred. The Company expects this amount to be substantially paid over the next one to four years. The most significant environmental matters in which the Company is currently involved relates to the W.J. Smith site. In 1993, the United States Environmental Protection Agency (EPA) initiated a Unilateral Administrative Order Proceeding under Section 7003 of the Resource Conservation and Recovery Act (RCRA) against W.J. Smith and Katy. The proceeding requires certain actions at the W.J. Smith site and certain off-site areas, as well as development and implementation of additional cleanup activities to mitigate off-site releases. In December 1995, W.J. Smith, Katy and EPA agreed to resolve the proceeding through an Administrative Order on Consent under Section 7003 of RCRA. Pursuant to the Order, W.J. Smith is currently implementing a cleanup to mitigate off-site releases.

(5) Industry Segment Information

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

      The table below and the narrative which follows summarize the key factors in the year-to-year changes in operating results.

                                              Three Months Ended                    Six Months Ended
                                           June 30,          June 30,          June 30,          June 30,
                                             2002              2001              2002              2001
                                                               (Thousands of Dollars)
Electrical/Electronics (a)
     Net external sales                   $   35,680        $   33,395        $   68,524        $   69,479
     Loss from operations                       (387)           (1,768)             (801)           (5,259)
     Operating margin                           (1.1%)            (5.3%)            (1.2%)            (7.6%)
     Depreciation & amortization                 766               558             1,421             1,103
     Impairment of long-lived assets              --               564                --             1,410
     Total assets                             72,058            88,798            72,058            88,798
     Capital expenditures                        387               394               511               852

Maintenance Products
     Net sales                                82,459            85,795           159,744           168,736
     (Loss) income from operations            (1,095)          (38,009)            2,267           (37,507)
     Operating margin                           (1.3%)           (44.3%)             1.4%            (22.2%)
     Depreciation & amortization               4,747             5,424             9,523            10,856
     Impairment of long-lived assets           2,394            34,547             2,394            34,547
     Total assets                            235,777           254,778           235,777           254,778
     Capital expenditures                      2,179             2,048             5,851             4,497

Other
     Net sales                                   286               952             1,177             1,840
     Loss from operations                       (161)             (116)           (6,920)             (781)
     Operating margin                          (56.3%)           (12.2%)          (587.9%)           (42.5%)
     Depreciation & amortization                  --                68                --               105
     Impairment of long-lived assets              --                --                --                --
     Total assets                              7,987            18,547             7,987            18,547
     Capital expenditures                         --                42                --               495

                                              Three Months Ended                    Six Months Ended
                                           June 30,          June 30,          June 30,          June 30,
                                             2002              2001              2002              2001
                                          ----------        ----------        ----------        ----------
                                                               (Thousands of Dollars)
Corporate
    Corporate expenses                        (2,677)           (3,240)           (4,894)           (8,300)
    Depreciation & amortization                   50               103                77               216
    Total assets                              23,231            25,119            23,231            25,119
    Capital expenditures                         134                --               134                --

Company
    Net sales                             $  118,425        $  120,142        $  229,445        $  240,055
    Loss from operations                      (4,320)          (43,133)          (10,348)          (51,847)
    Operating margin                            (3.6%)           (35.9%)            (4.5%)           (21.6%)
    Depreciation & amortization                5,563             6,153            11,021            12,280

    Impairment of long-lived assets            2,394            35,111             2,394            35,957
    Total assets                             339,053           387,242           339,053           387,242
    Capital expenditures                       2,700             2,484             6,496             5,844

[a] 2001 amounts include the Thorsen Tools business, which was sold by Katy on May 3, 2001. Amounts for Thorsen Tool were included in Electrical/Electronics in 2001.

(6) Severance, Restructuring and Other Charges

      During the second quarter of 2002, the Company recorded $3.8 million of severance, restructuring, and other charges. Approximately $1.6 million of the charges related to accruals for payments to consultants working with the company on sourcing and other manufacturing and production efficiency initiatives. Additionally, net non-cancelable rental payments of $1.8 million associated with the shut down of Contico's Warson Road facility in St. Louis, Missouri were accrued at June 30, 2002, as well as involuntary termination benefits of $0.1 million. The Warson shutdown involves a reduction in workforce of nineteen employees. The remaining $0.3 million was for involuntary termination benefits related to SESCO and for various integration costs in the consolidation of administrative functions into St. Louis, Missouri, from various operating divisions in the Maintenance Products Group.

      During the first quarter of 2002, the Company recorded $2.3 million of severance, restructuring and other charges. Approximately $1.9 million of the charges related to accruals for payments to consultants working with the Company on sourcing and other manufacturing and production efficiency initiatives. Approximately $0.3 million related to involuntary termination benefits for two management employees whose positions were eliminated, and $0.1 million were costs associated with the consolidation of administrative and operational functions.

      During the second quarter of 2001, Contico undertook restructuring efforts that resulted in severance payments to various individuals. Forty three employees, including two members of Contico and Katy executive management, received severance benefits. Total involuntary termination benefits were $1.6 million.

      During the first quarter of 2001, Woods undertook a restructuring effort that involved reductions in senior management headcount as well as facility closings. The Company closed facilities in Loogootee and Bloomington, Indiana, as well as the Hong Kong office of Katy International, a subsidiary which coordinates sourcing of products from Asia. Sixteen management and administrative employees received severance packages. Total involuntary severance benefits were $0.5 million and other exit costs were $0.3 million.

      As of June 30, 2002, accruals for severance and other restructuring costs totaled $6.2 million which will be paid through the year 2007. The table below summarizes the future obligations for severance, restructuring and other charges detailed above:

                                       Additional         Payments on
                     December 31,    restructuring       restructuring    June 30,
                        2001            accruals          liabilities       2002
                    --------------------------------------------------------------
          2002      $      3,209           3,225             (3,429)         3,005
          2003               265           2,344                (84)         2,525
          2004                55             146                 --            201
          2005                55             139                 --            194
          2006                22             132                (22)           132
    Thereafter                --              95                 --             95
                    ------------        --------           ---------      --------
Total payments      $      3,606        $  6,081           $ (3,535)      $  6,152
                    ============        ========           ========       ========

                 Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three Months Ended June 30, 2002 versus Three Months Ended June 30, 2001

      Following are summaries of sales and operating income for the three months ended June 30, 2002 and 2001 by industry segment (In thousands):

Net sales                                                          Increase (Decrease)
---------                                                          -------------------

                              2002              2001             Amount           Percent
                              ----              ----             ------           -------
Electrical/Electronics     $   35,680        $   33,395        $    2,285           6.84%

Maintenance Products           82,459            85,795            (3,336)         (3.89)%

Other                             286               952              (666)        (69.96)%


Operating income                                                   Increase (Decrease)
----------------                                                   -------------------

                              2002              2001             Amount            Percent
                              ----              ----             ------            -------

Electrical/Electronics     $     (387)       $   (1,768)          1,381             78.11%

Maintenance Products           (1,095)          (38,009)         36,914             97.12%

Other                            (161)             (116)            (45)            38.79%

      The Electrical/Electronics Group's sales increased $2.3 million, or 6.8%. If the sales of Thorsen Tools, which was sold in May 2001, are excluded from 2001, sales increased by $3.0 million, or 9%. Sales increases of 17% and 20%, respectively, at Woods and Woods Canada were offset by significant sales decreases of 17% and 10%, respectively, at GC/Waldom and Hamilton. The sales increases reflect a strong year over year comparison in the retail markets (which are served primarily by Woods and Woods Canada), which saw weak sales in early 2001 as a result of retailer's efforts to reduce inventories. The sales decreases reflect continued weakness in the electronics, communications, and high-tech markets, to which both GC/Waldom and Hamilton sell. Hamilton lost a single customer that accounted for the majority of its drop in sales.

      The Electrical/Electronics Group's operating loss improved by $1.4 million, or 78%. Excluding unusual items, operating income increased from $0.4 million in the second quarter of 2001 to $0.7 million in the second quarter of 2002. The largest contributors to the higher operating income were GC/Waldom and Woods Canada. Gross margins remained flat in the Electrical/Electronics group, while SG&A as a percentage of sales improved from 16% to 14%, led by SG&A improvement at Woods Canada and GC/Waldom. Operating income of the Woods U.S. division was negatively impacted on a year over year basis as a result of the amortization of negative goodwill, which added approximately $0.4 million to operating income in the second quarter of 2002, but was fully amortized during the second quarter of 2002.

      The Electrical/Electronics group incurred charges during the second quarter of 2002 of $1.1 million for consultant fees related to a company-wide sourcing project. This sourcing project is expected to result in substantial product cost savings, and may be the impetus for further facility and operations restructuring projects in the future. During the second quarter of 2001, the group incurred unusual charges of $2.2 million related to 1) inventory valuation adjustments at GC/Waldom ($0.4 million) and Woods ($0.5 million), 2) and increase to the litigation reserve at Woods ($0.6 million), 3) an impairment of capitalized software licenses at Woods ($0.6 million), and 4) severance charges at GC/Waldom ($0.1 million).

      Sales in the Maintenance Products Group decreased $3.3 million or 3.9%. The largest sales shortfall was in the retail plastics business of Contico, but there were smaller sales decreases in the commercial janitorial/sanitation business of Contico and the roofing products business of Loren. These decreases were offset by significantly higher sales in the Glit/Microtron abrasives business. The retail sales shortfall at Contico was the result of 1) a specific loss of a shelving product line at a major retail customer, and 2) lower sales on a major continuing product line at a different major retail customer. The commercial businesses are vulnerable to reductions in the overall demand for cleaning supplies. These businesses are vulnerable to slow-downs that have occurred in the travel sector, which includes hotels, restaurants and airports. Facilities in this sector were impacted significantly as a result of the events of September 11, 2001, and we believe this has impacted demand for commercial cleaning supplies. However, we have seen some stabilization in this market, as sales trends have improved somewhat through the course of 2002. Sales at Wilen (mops, brooms and brushes) were stable year over year, and as mentioned, sales at Glit/Microtron were significantly higher year over year.

      The group's operating income increased $36.9 million, or 97.1%. Excluding any unusual or non-recurring charges (incurred in both 2002 and 2001), operating income increased $3.9 million. Excluding the unusual and non-recurring charges, the largest increases were experienced by 1) Glit/Microtron, which had significantly higher sales, experienced favorable product mix, and implemented cost reductions, 2) Wilen, which, while still performing at an unsatisfactory level, was much improved over the same quarter in 2001 and 3) Contico, where both the retail and commercial businesses showed higher operating income, mainly as a result of cost reductions.

      The group recorded unusual and other non-recurring charges of $5.2 million during the second quarter of 2002. The largest of these charges related to the shut down of Contico's Warson Road manufacturing facility in St. Louis, Missouri. Operations from Warson Road are being transferred to the Bridgeton facility, also in the St. Louis area. Contico recorded a liability for net non-cancelable rentals of the Warson facility of $1.8 million, impairments of machinery and equipment of $2.4 million, and severance of $0.1 million. Wilen recorded consultant fees associated with a company-wide sourcing project of $0.3 million. Contico also recorded expense of $0.4 million as a result of LIFO inventory accounting, as prices for plastic resins (a key raw material in Contico's plastic products) climbed from first quarter levels. The remaining $0.2 million of unusual and non-recurring costs were associated with severance and integration costs associated with the transfer of certain administrative functions of Glit/Microtron to St. Louis (Contico headquarters). The group recorded unusual and other non-recurring charges during the second quarter of 2001 of $38.2 million. The largest of these charges was a $33.0 million impairment of goodwill and other intangibles at Wilen. Other charges included inventory valuation adjustments of $1.2 million, receivables valuation adjustments of $0.2 million, impairments of property, plant and equipment of $1.5 million, severance and restructuring charges of $2.0 million, and other unusual and non-recurring charges of $0.3 million.

      Sales from Other operations (SESCO) were down significantly as the operation of SESCO was contractually turned over to a third party effective April 29, 2002. Operating income from Other operations was not significantly different year over year.

      Excluding restructuring charges, corporate expenses were higher by approximately $0.9 million. The primary reason for the higher expenses in the corporate group is the accrual of company-wide bonus programs in the Corporate group, which were not recorded in 2001. The Corporate group incurred restructuring charges of approximately $0.3 million in the second quarter related mainly to severance obligations related to SESCO. Costs were also incurred related to consultant expenses for the company-wide sourcing project. During the second quarter of 2001, the corporate group incurred unusual and other non-recurring charges of $1.7 million, relating to valuation reserves on aged notes receivable ($0.4 million), costs associated with the recapitalization ($0.4 million), restructuring charges related to relocating the corporate office ($0.7 million), and an accrual associated with an environmental liability ($0.2 million).

      Interest decreased $1.5 million in the second quarter of 2002 compared to the second quarter of 2001, mainly as a result of lower outstanding borrowings due to the Recapitalization that occurred on June 28, 2001. Lower interest rates also contributed to lower interest expense.

      We did not record any income tax benefit on the pretax loss during the second quarter of 2002. We feel that we will be able to generate taxable income in the future in amounts that will allow us to utilize existing recorded deferred tax assets. However, given the history of operating losses, and of the potential for additional losses in 2002 if certain restructuring initiatives being considered are implemented, we felt it was a prudent and conservative course of action to not recognize currently the tax benefit of operating losses which will be reanalyzed in the future. Tax expense was recorded for expected payments associated with state and foreign income taxes.

Six Months Ended June 30, 2002 versus Six Months Ended June 30, 2001

      Following are summaries of sales and operating income for the six months ended June 30, 2002 and 2001 by industry segment (In thousands):

                                                                     Increase(Decrease)
                               2002              2001             Amount           Percent
                            ----------------------------------------------------------------
Net Sales
---------

Electrical/Electronics      $   68,524        $   69,479        $     (955)           (1.4)%
Maintenance Products           159,744           168,736            (8,992)           (5.3)%
Other                            1,177             1,840              (663)          (36.0)%

Operating Income (Loss)
-----------------------

Electrical/Electronics      $     (801)       $   (5,259)       $    4,458            84.8%
Maintenance Products             2,267           (37,507)           39,774           106.0%
Other                           (6,920)             (781)           (6,139)         (786.0)%

      The Electrical/Electronics Group's sales decreased by $1.0 million, or 1.4%. Excluding the sales of Thorsen Tools, which was sold in May 2001, sales increased by $2.1 million, or 3%. There were significant sales increases at both Woods Industries (U.S.) and Woods Canada, whose sales of electronic corded products to mass merchant retailers have improved significantly over the same period of 2001. These increases were offset by sales declines at GC/Waldom and Hamilton Precision Metals. GC/Waldom's sales have suffered as a result of the slowdown in the high-tech and telecommunications market segments. Hamilton lost a major customer, which accounts for most of the sales shortfall from the same period in 2001.

      The Group's operating income improved by $4.5 million, or 84.8%. Excluding any unusual or non-recurring items from both 2002 and 2001, operating income decreased by $0.3 million, or 16%. Increases in operating income at Woods and Woods Canada were offset by lower operating income at Hamilton. The Woods improvement is notable as it does not include income associated with the amortization of negative goodwill, which provided a positive boost to operating income in 2001 of $0.9 million, but was fully amortized in 2002. Margins were roughly equal to 2001 levels. SG&A as a percentage of sales was lower at Woods Canada but higher at Hamilton (mainly a result of sales volume). The group incurred unusual and non-recurring charges during the first six months of 2002 of $2.4 million, relating to consulting fees associated with a company-wide sourcing project. During the first six months of 2001, the group incurred unusual and non-recurring charges of $0.7 million, consisting of 1) inventory valuation adjustments of $4.4 million (mainly branded products at Woods Industries), 2) impairments of the carrying values of unused computer system licenses and prepaid software maintenance of $0.7 million, 3) an increase to the Woods litigation reserve of $0.5 million, 4) severance and restructuring costs at Woods and GC/Waldom of $0.8 million, and 5) an impairment of goodwill of $0.8 million at the Thorsen Tools business, which was sold in May 2001.

      Sales from the Maintenance Products Group decreased $9.0 million, or 5.3%. The largest decrease was in the retail business of Contico, which was down $6.9 million. The retail sales shortfall at Contico was the result of 1) a specific loss of a shelving product line at a major retail customer and 2) lower sales on a major continuing product line at a different major retail customer. Sales were also lower at Wilen ($2.0 million), mainly as a result of lower year over year sales in the first quarter, and Glit/Disco ($0.8 million). These sales reductions were offset by higher sales at Glit/Microtron ($1.8 million) and Duckback ($0.8 million).

      The Group's operating income increased by $39.8 million, or 106.0%, mainly due to significant unusual and non-recurring charges in the six months ended June 30, 2001, although charges of this nature existed in the six months ended June 30, 2002, as well. Excluding these unusual items, operating income increased by $5.2 million, or 245%. The lack of goodwill amortization in 2002 as a result of the adoption of the non-amortization provisions of SFAS No. 142 Goodwill and Other

Intangible Assets contributed $0.9 million to the increase. Also, the write-off of a significant level of intangible assets at Wilen has reduced intangible amortization, having a positive impact on operating income of $0.8 million. Excluding the impact of amortization on goodwill and intangibles from the analysis, operating income increased by $3.5 million, or 70%. The largest increase was at Glit/Microtron ($2.0 million), driven by higher sales, higher gross margin percentages, and lower SG&A as a percentage of sales. Increases in operating income were also realized at Loren ($0.4 million - higher gross margins), Duckback ($0.4 million - higher sales, gross margin), and Wilen ($0.4 million - lower SG&A). Smaller increases were noted at Gemtex and Contico. The group recorded unusual and non-recurring charges of $5.0 million during the first six months of 2002. The largest of these charges were related to the shut down of Contico's Warson Road manufacturing facility in St. Louis, Missouri. Operations from Warson Road are being transferred to the Bridgeton facility, also in the St. Louis area. Contico recorded a liability for net non-cancelable rentals of the Warson facility of $1.8 million, impairments of machinery and equipment of $2.4 million, and severance of $0.1 million. Wilen recorded consultant fees associated with a company-wide sourcing project of $0.6 million. Severance charges related to headcount reductions in both divisional executive and operating ranks were $0.5 million. Contico also recorded income of $0.6 million as a result of LIFO inventory accounting, as prices for plastic resins (a key raw material in Contico's plastic products) were low very early in 2002. Other unusual charges of $0.2 million related to integration costs associated with relocating certain administrative functions of Glit/Microtron and Wilen to the Contico offices in St. Louis. The group recorded unusual and other non-recurring charges during the first six months of 2001 of $39.6 million. The largest of these charges was a $33.0 million impairment of goodwill and other intangibles at Wilen. Other charges included inventory valuation adjustments of $2.5 million, receivables valuation adjustments of $0.2 million, impairments of property, plant and equipment of $1.5 million, severance and restructuring charges of $2.1 million, and other unusual and non-recurring charges of $0.3 million.

      Equity in Income of Unconsolidated Investments was lower as a result of amounts recorded to reflect the transfer of the operation of SESCO to a third party effective April 29, 2002.

      The corporate group's expenses decreased from $8.3 million in the first six months of 2001 to $4.9 in the same period of this year. During the first six months of 2001, the corporate group incurred unusual and non-recurring charges of $4.3 million, consisting of costs associated with the recapitalization ($3.0 million), severance and restructuring ($1.2 million), and other environmental costs ($0.2 million). During the first six months of 2002, the corporate group incurred $0.2 million of unusual charges, associated mainly with travel and entertainment expenses associated with a consultant working on a company-wide sourcing project. Excluding these unusual or non-recurring charges, corporate expenses increased by approximately $0.7 million, due mainly to accruals for company-wide bonus programs in the Corporate group, which were not recorded in 2001.

      Interest decreased $3.3 million in the first six months of 2002 compared to the same period of 2001, mainly as a result of lower outstanding borrowings due to the Recapitalization which occurred on June 28, 2001. Lower interest rates also contributed to lower interest expense.

LIQUIDITY AND CAPITAL RESOURCES

      Combined cash and cash equivalents decreased to $5.1 million on June 30, 2002 compared to $8.1 million on December 31, 2001. Working capital excluding current classifications of debt decreased to $68.0 million at June 30, 2002 from $74.0 million on December 31, 2001 primarily as a result of higher accrued expenses.

      At June 30, 2002, Katy had total indebtedness of $76.1 million. Total debt was 32% of total capitalization at June 30, 2002. Total borrowings decreased by $7.9 million during the first six months of 2002.

      In connection with the revolving credit facility, the Credit Agreement requires lockbox arrangements, which provide for all receipts to be swept daily to reduce borrowings outstanding. These arrangements, combined with the existence of a material adverse effect (MAE) clause in the Credit Agreement, cause the revolving credit facility to be classified as a current liability, per guidance in the FASB's Emerging Issues Task Force 95-22, Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement. However, we do not expect to repay, or be required to repay, within one year, the $58.5 million balance of the revolving credit facility classified as a current liability. The MAE clause, which is a typical requirement in commercial credit agreements, allows the lender to require the loan to become due if it determines there has been a material adverse effect on our operations, business, properties, assets, liabilities, condition or prospects. The classification of the revolving credit facility as a current liability is a result only of the combination of the two aforementioned factors: the lockbox agreements and the MAE clause. However, the revolving credit facility does not expire or have a maturity date within one year, but rather has a final expiration date of June 28, 2006. Also, we were in compliance with the applicable financial covenants at June 30, 2002, the lender has not notified us of any indication of a MAE at June 30, 2002, and to our knowledge, we were not in default of any provision of the Credit Agreement at June 30, 2002.

      The Credit Agreement calls for scheduled repayments of term loans of $6.0 million during 2002. However, the Credit Agreement also has a provision requiring us to repay term loans by a percentage of excess cash flow ("Consolidated Excess Cash Flow" as calculated under the Credit Agreement) generated during each annual reporting period. As a result of this provision, and the calculation per the Credit Agreement of Consolidated Excess Cash Flow generated during fiscal 2001, we repaid term loans in the approximate amount of $7.9 million on April 4, 2002. Much of the Consolidated Excess Cash Flow was generated by improved working capital during 2001. This repayment required us to convert term loans to revolving loans. The most recently available calculations of our borrowing base (eligible accounts receivable and inventory) performed as of July 26, 2002, indicated that we had unused borrowing availability of $16.4 million.

      We expect to commit $12.0 to $15.0 million for capital projects over the course of 2002, up to $3.0 million of which relates to projects begun in 2001. Funding for these expenditures and for working capital needs is expected to be accomplished through the use of available cash under the Credit Agreement. While a maximum of $140.0 million is available under the Credit Agreement, our borrowing base is limited under the revolving credit facility to eligible accounts receivable and inventory. We feel that the Credit Agreement provides sufficient liquidity for our operations going forward. As indicated above, our borrowing availability at July 26, 2002, based on eligible accounts receivable and inventory, exceeded our outstanding borrowings at year end by approximately $16.4 million.

      We are continually evaluating alternatives relating to divestitures of certain of our businesses. Divestitures present opportunities to de-leverage our financial position and free up cash for further investments in core activities.

Off-Balance Sheet Arrangements

      An indirect wholly-owned subsidiary of Katy, Savannah Energy Systems Company ("SESCO"), has historically operated a waste-to-energy facility in Savannah, Georgia. On April 29, 2002, SESCO entered into a joint venture transaction with Montenay Power Corporation and its affiliates for the operation of the facility. Pursuant to the joint venture agreement, SESCO contributed its facility to the joint venture. The joint venture now processes waste for the Resource Recovery Development Authority for the City of Savannah (the "Authority").

      In 1984, the Authority issued $55.0 million of Industrial Revenue Bonds and lent the proceeds to SESCO, under a loan agreement for the acquisition and construction of the facility that has now been transferred to the joint venture. The funds required to repay the loan agreement come from the monthly disposal fee, a component of which is for debt service, paid by the Authority under a Service Agreement between the Authority and SESCO. To induce the required parties to consent to the SESCO joint venture transaction, SESCO retained its liability under the loan agreement. In connection with that liability, SESCO also retained its right to receive the debt service component of the monthly disposal fee under the service agreement.

      Based on consultations with outside legal counsel, SESCO has a legally enforceable right to offset amounts it owes to the Authority under the loan agreement against amounts that are owed from the Authority under the service agreement. At June 30, 2002, this amount was $40.3 million. Accordingly, the amounts owed to and due from SESCO have been netted for financial reporting purposes and are not shown on the consolidated statements of financial position.

      In addition to SESCO retaining its liabilities under the Loan Agreement, to induce the required parties to consent to the joint venture transaction, Katy also continues to guarantee the obligations of the joint venture under the Service Agreement. The joint venture is liable for liquidated damages under the Service Agreement if it fails to accept the minimum amount of waste or to meet other performance standards under the Service Agreement. The liquidated damages, an off balance sheet risk for Katy, are equal to the amount of the bonds outstanding ($43.0 million), less $4.0 million maintained in a debt service reserve trust. We do not expect non-performance by the other parties. Additionally, Montenay has agreed to indemnify Katy for any breach of the Service Agreement by the joint venture.

SEVERANCE, RESTRUCTURING AND OTHER UNUSUAL CHARGES

      During the second quarter of 2002, the Company recorded $3.8 million of severance, restructuring, and other charges. Approximately $1.6 million of the charges related to accruals for payments to consultants working with the company on sourcing and other manufacturing and production efficiency initiatives. Additionally, net non-cancelable rental payments of $1.8 million associated with the shut down of Contico's Warson Road facility in St. Louis, Missouri were accrued at June 30, 2002, as well as involuntary termination benefits of $0.1 million. The Warson shutdown involves a reduction in workforce of nineteen employees. The remaining $0.3 million was for involuntary termination benefits related to SESCO and for various integration costs in the consolidation of administrative functions into St. Louis, Missouri, from various operating divisions in the Maintenance Products Group.

      During the first quarter 2002, the Company recorded $2.3 million of severance and restructuring charges. Approximately $1.9 million of the charges related to accruals for payments to consultants working with the Company on sourcing and other manufacturing and production efficiency initiatives. Approximately $0.3 million related to involuntary termination benefits for two management employees whose positions were eliminated, and $0.1 million were costs associated with the consolidation of administrative and operational functions.

      During the second quarter of 2001, Contico undertook restructuring efforts that resulted in severance payments to various individuals. Forty-three employees, including two members of Contico and Katy executive management, received severance benefits. Total involuntary termination benefits were $1.6 million.

      During the first quarter of 2001, Woods undertook a restructuring effort that involved reductions in senior management headcount as well as facility closings. The Company closed facilities in Loogootee and Bloomington, Indiana, as well as the Hong Kong office of Katy International, a subsidiary which coordinates sourcing of products from Asia. Sixteen management and administrative employees received severance packages. Total involuntary severance benefits were $0.5 million and other exit costs were $0.3 million.

      As of June 30, 2002, accruals for severance and other restructuring costs totaled $6.2 million which will be paid through the year 2007. The table below summarizes the future obligations for severance, restructuring and other charges detailed above:


                                         Additional         Payments on
                       December 31,    restructuring       restructuring     June 30,
                          2001            accruals          liabilities        2002
                      -----------------------------------------------------------------
          2002        $    3,209             3,225            (3,429)            3,005
          2003               265             2,344               (84)            2,525
          2004                55               146                --               201
          2005                55               139                --               194
          2006                22               132               (22)              132

    Thereafter                --                95                --                95
                      ----------             -----            ------        ----------
Total payments        $    3,606             6,081            (3,535)       $    6,152
                      ==========             =====            ======        ==========

OUTLOOK FOR 2002

      We anticipate a continuation of the difficult economic conditions and Qbusiness environment in 2002, which will present challenges in maintaining net sales. In particular, we expect to see softness continue in the restaurant, travel and hotel markets to which we sell cleaning products. However, we began to see some improvement in this channel during the second quarter of 2002. We have a significant concentration of customers in the mass-market retail, discount and do-it-yourself market channels. Our ability to maintain and increase our sales levels depends in part on our ability to retain and improve relationships with these customers. We face the continuing challenge of recovering or offsetting cost increases for raw materials.

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

      It should be noted that we may incur further unusual charges during 2002 for potential restructuring efforts related to decisions on manufacturing and distribution facilities, as well as administrative operations. Options being considered for various business units include shutting down manufacturing in favor of sourcing products, and consolidating manufacturing and distribution facilities while abandoning certain facilities. If we choose to implement strategies such as this, we could incur substantial charges related to liabilities for non-cancelable rents at abandoned facilities, severance, impairments of machinery and equipment, and other plant closure costs. Certain projects being considered may involve significant amounts of capital expenditures as well. Charges for these items, especially for non-cancelable rentals, could reach in total into the tens of millions of dollars.

      We are also pursuing a strategy of developing the Katy Maintenance Group
(KMG). This process involves bundling certain products of the janitorial/sanitation businesses of Contico, Wilen, Glit/Microtron and Glit/Disco for customers in the janitorial/sanitation markets. The new organization would allow customers to order certain products from all of the companies using a single purchase order, and billing and collection would be consolidated as well. In addition to administrative efficiencies, we believe that combining sales and marketing efforts of these entities will allow us a unique marketing opportunity to have improved delivery of both product and customer service. We do not expect significant financial benefits from this project in 2002, but believe it could significantly contribute to improving profitability over the long-term.

      Interest expense is expected to be significantly lower during 2002 as opposed to 2001, given a full year of lower debt levels as a result of the recapitalization. Also, we have benefited from lower prevailing rates of interest in recent months as a result of variable rate borrowing facilities. We cannot predict the future levels of these interest rates.

      We do not expect to record income tax benefits from operating losses in 2002, given the history of operating losses and considering the amounts of deferred tax assets already on our books. However, we expect to generate future taxable income in amounts adequate to recover the carrying value of deferred tax assets that have been recorded.

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

      - The potential impact of rising interest rates on our Eurodollar-based New Credit Agreement.

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

ENVIRONMENTAL AND OTHER CONTINGENCIES

      As set forth more fully in the Company's Form 10-K, the Company and certain of its current and former direct and indirect corporate predecessors, subsidiaries and divisions are involved in remedial activities at certain present and former locations and have been identified by the United States Environmental Protection Agency, state environmental agencies and private parties as potentially responsible parties ("PRPs") at a number of hazardous waste disposal sites under the Comprehensive Environmental Response, Compensation and Liability Act ("Superfund") or equivalent state laws and, as such, may be liable for the cost of cleanup and other remedial activities at these sites. Responsibility for cleanup and other remedial activities at a Superfund site is typically shared among PRPs based on an allocation formula. Under the federal Superfund statute, parties could be held jointly and severally liable, thus subjecting them to potential individual liability for the entire cost of cleanup at the site. Based on its estimate of allocation of liability among PRPs, the probability that other PRPs, many of whom are large, solvent, public companies, will fully pay the costs apportioned to them, currently available information concerning the scope of contamination, estimated remediation costs, estimated legal fees and other factors, the Company has recorded and accrued for indicated environmental liabilities at amounts that it deems reasonable and believes that any liability with respect to these matters in excess of the accruals will not be material. The ultimate cost will depend on a number of factors and the amount currently accrued represents management's best current estimate of the total cost to be incurred. The Company expects this amount to be substantially paid over the next one to four years.

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

      In December 1996, Banco del Atlantico, a bank located in Mexico, filed a lawsuit against Woods, a subsidiary of Katy, and against certain past and then present officers and directors and former owners of Woods, alleging that the defendants participated in a violation of the Racketeer Influenced and Corrupt Organizations (RICO) Act involving allegedly fraudulently obtained loans from Mexican banks, including the plaintiff, and "money laundering" of the proceeds of the illegal enterprise. All of the foregoing is alleged to have occurred prior to Katy's purchase of Woods. The plaintiff also alleged that it made loans to an entity controlled by certain past officers and directors of Woods based upon fraudulent representations. The plaintiff seeks to hold Woods liable for its alleged damage under principles of respondeat superior and successor liability. The plaintiff is claiming damages in excess of $24.0 million and is requesting treble damages under RICO. Because certain threshold procedural and jurisdictional issues have not yet been fully adjudicated in this litigation, it is not possible at this time for the Company to reasonably determine an outcome or accurately estimate the range of potential exposure. Katy may have recourse against the former owner of Woods and others for, among other things, violations of covenants, representations and warranties under the purchase agreement through which Katy acquired Woods, and under state, federal and common law. In addition, the purchase price under the purchase agreement may be subject to adjustment as a result of the claims made by Banco del Atlantico. The extent or limit of any such adjustment cannot be predicted at this time.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

      Under SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is no longer amortized on a straight line basis over its estimated useful life, but will be tested for impairment on an annual basis and whenever indicators of impairment arise. The goodwill impairment test, which is based on fair value, is to be performed on a reporting unit level. A reporting unit is defined as an operating segment determined in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, or one level lower. Goodwill will no longer be allocated to other long-lived assets for impairment testing under SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. Additionally, goodwill on equity method investments will no longer be amortized; however, it will continue to be tested for impairment in accordance with APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. Under SFAS No. 142 intangible assets with indefinite lives will not be amortized. Instead they will be carried at the lower of cost or fair value and tested for impairment at least annually. All other recognized intangible assets will continue to be amortized over their estimated useful lives or when indications of impairment arise.

      SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 although goodwill on business combinations consummated after July 1, 2001 will not be amortized. The Company has adopted the non-amortization provisions of SFAS No. 142 with regards to goodwill that has been reported on the balance sheets historically. The amount of goodwill amortization not recorded during the six months ended June 30, 2002 as a result of the adoption of the non-amortization provisions was $0.9 million, before tax. Negative goodwill, which was created with the acquisition of Woods Industries in December 1996 and was amortized over five years, was fully amortized by December 31, 2001; therefore, the adoption of the non-amortization provisions of SFAS No. 142 had no impact on negative goodwill. The Company is continuing to amortize assets historically presented as intangible assets until the evaluation of all intangibles is completed with regard to their continued presentation as intangibles or their potential reclassification to goodwill.

      The Company has completed the first phase in the determination of a potential transitional goodwill impairment. Valuations of six Katy reporting units carrying goodwill have been completed, and the analyses indicate that the fair value is less than the carrying value for three of the six reporting units. The second phase in the determination of transitional goodwill impairment has begun, and is expected to be completed by September 30, 2002. Upon the completion of the second phase of the analysis, the Company expects to recognize a transitional goodwill impairment of up to $11.5 million, which is the carrying value of the goodwill on the books of the three reporting units referenced above. If transitional goodwill impairment is recognized, the Company will record it as a cumulative effect adjustment. The Company has tested long-lived assets for impairment, including intangible assets at various points in the past, including at year end 2001. The Company still carries $31.7 million of finite lived intangible assets on the books, many of which represent customer lists and relationships and similar intangibles. Tests for impairment of intangible assets will continue to be performed as necessary, and impairments of these assets are possible in 2002.

      In August 2001, the FASB released SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Previously, two accounting models existed for long-lived assets to be disposed of, as SFAS No. 121 did not address the accounting for a segment of a business accounted for as a discontinued operation under APB Opinion 30. This statement establishes a single model based on the framework of SFAS No. 121. This statement also broadens the presentation of discontinued operations to include more disposal transactions.

      The Company has adopted SFAS No. 144 and has determined that for the six months ended June 30, 2002, there are no operations that should be reported as discontinued under the new standard. However, the Company anticipates that this statement could have an impact on its financial reporting as 1) the Company is considering certain divestitures of businesses and exiting of certain facilities and operational activities, 2) the statement broadens the presentation of discontinued operations, and 3) the Company anticipates that impairments of long-lived assets may be necessitated as a result of the above contemplated actions. If the Company were to divest of certain businesses that are under consideration, Katy anticipates they would qualify as discontinued operations under SFAS No. 144, whereas they would have not met the requirements of discontinued operations treatment under APB Opinion 30.

      During July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. Previous accounting guidance was provided by EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring). SFAS No. 146 replaces EITF Issue No. 94-3. The new standard is effective for exit or restructuring activities initiated after December 31, 2002, although earlier application is encouraged. Katy is considering a number of restructuring and exit activities at the current time, including plant closings and consolidation of facilities. To the extent these activities are initiated after December 31, 2002, this statement could have a significant impact on the timing of the recognition of these costs in the Company's statements of operations, tending to spread the costs out as opposed to recognition of a large portion of the costs at the time the Company commits to such restructuring and exit plans. It should be noted that Katy is considering early adoption of this standard; if that course is decided upon, then the statement could have a significant impact on timing of the recognition of costs associated with exit or disposal activities initiated prior to December 31, 2002.

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

                           PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

      Except for the item discussed below, during the quarter for which this report is filed, there have been no material developments in previously reported legal proceedings, and no other cases or legal proceedings, other than ordinary routine litigation incidental to the Company's business and other nonmaterial proceedings, brought against the Company.

Item 2. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders of Katy Industries, Inc. was held at The Hotel Inter-Continental Central Park South, 112 Central Park South, New York, NY, at 10:00 AM on May 30, 2002. Stockholders voted on three proposals, summarized below with the accompanying number of votes in favor, opposed, or abstained.

PROPOSAL No. 1: Election of Directors

CLASS I DIRECTORS:
Name                              Votes For                 Votes Withheld
----                              ---------                 --------------
C. Michael Jacobi                 5,419,877                 2,567,748
Robert M. Baratta                 5,364,019                 2,623,606
Daniel B. Carroll                 5,359,519                 2,628,106
Wallace E. Carroll, Jr.           5,359,419                 2,628,206

The required vote for directors was the affirmative vote of a plurality of the votes cast at the annual meeting. As a result of the vote, each of the four nominees for Class I directors was elected.

PROPOSAL No. 2: To amend Katy's Restated Certificate of Incorporation to change the treatment of the previously authorized convertible preferred stock in the event of a liquidation of Katy.

Votes For                  Votes Against                    Votes Abstained
---------                  -------------                    ---------------
4,565,768                  2,112,341                        411,054

The required vote for an amendment to Katy's Restated Certificate of Incorporation was the affirmative vote of a majority of Katy's outstanding common stock. As a result of the vote, the amendment passed.

PROPOSAL No. 3: To approve the 2002 Stock Incentive Plan.

Votes For                   Votes Against                    Votes Abstained
---------                   -------------                    ---------------
3,829,911                   3,002,487                        256,765

The required vote for the approval of the 2002 Stock Incentive Plan was the majority of Katy's outstanding common stock present, in person or by proxy, at the annual meeting. There were present in person or by proxy at the annual meeting 7,987,625 shares of common stock, a majority of which was 3,998,813 shares. As a result of the vote, the 2002 Stock Incentive Plan was not approved.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibit

      10.22 Third Amendment Credit Agreement dated April 29, 2002, filed herewith.

(b)   Reports on Form 8-K

      None.

                                   Signatures

      Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   KATY INDUSTRIES, INC.
                                         Registrant


DATE: August 13, 2002              By  /s/ C. Michael Jacobi
                                      -----------------------------------------
                                       C. Michael Jacobi
                                       President and Chief Executive Officer


                                   By  /s/ Amir Rosenthal
                                      -----------------------------------------
                                       Amir Rosenthal
                                       Vice President, Chief Financial Officer,
                                       General Counsel and Secretary