Form 10-Q
period 2002-09-30
KATY INDUSTRIES INC
filed 2002-11-15
CIK 54681

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

            |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                 For Quarterly period ended: September 30, 2002

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

          Class                                  Outstanding at November 8, 2002
Common Stock, $1 Par Value                                  8,362,427

                              KATY INDUSTRIES, INC.
                                    FORM 10-Q
                               September 30, 2002

                                      INDEX

                                                                                                Page
                                                                                                ----
PART I   FINANCIAL INFORMATION

         Item 1.  Financial Statements:

                  Condensed Consolidated Balance Sheets
                  September 30, 2002 and December 31, 2001 (unaudited)                           2,3

                  Condensed Consolidated Statements of Operations
                  Three and Nine Months Ended September 30, 2002 and 2001 (unaudited)              4

                  Condensed Consolidated Statements of Cash Flows
                  Nine Months Ended September 30, 2002 and 2001 (unaudited)                        5

                  Notes to Condensed Consolidated Financial Statements (unaudited)                 6

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                             17

         Item 3.  Quantitative and Qualitative Disclosures about Market Risk                      27

         Item 4.  Controls and Procedures                                                         27

PART II  OTHER INFORMATION

         Item 1.  Legal Proceedings                                                               29

         Item 5.  Other Information                                                               29

         Item 6.  Exhibits and Reports on Form 8-K                                                29

         Signatures                                                                               30

         Certifications                                                                        31,32


                          PART I FINANCIAL INFORMATION

                          Item 1. Financial Statements

                     KATY INDUSTRIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Thousands of Dollars)
                                   (Unaudited)

                                     ASSETS

                                                                September 30,       December 31,
                                                                     2002               2001
                                                                  ---------          ---------
CURRENT ASSETS:

     Cash and cash equivalents                                    $   4,836          $   7,858
     Trade accounts receivable, net                                  91,537             71,164
     Inventories                                                     71,470             63,331
     Deferred income taxes                                            8,160              8,243
     Other current assets                                             3,173              2,787
     Current assets of discontinued operations                        4,476              4,553
                                                                  ---------          ---------

       Total current assets                                         183,652            157,936
                                                                  ---------          ---------

OTHER ASSETS:

     Goodwill                                                        11,211             15,125
     Intangibles                                                     27,879             32,630
     Deferred income taxes                                               --              2,278
     Equity method investment in unconsolidated affiliate             7,617              7,011
     Other                                                           11,080             12,825
     Non-current assets of discontinued operations                    4,976              5,351
                                                                  ---------          ---------

       Total other assets                                            62,763             75,220
                                                                  ---------          ---------

PROPERTIES:
     Land and improvements                                            3,568              3,478
     Buildings and improvements                                      20,551             20,838
     Machinery and equipment                                        150,111            157,306
                                                                  ---------          ---------

                                                                    174,230            181,622
     Accumulated depreciation                                       (75,765)           (66,823)
                                                                  ---------          ---------

     Net properties                                                  98,465            114,799
                                                                  ---------          ---------

     Total assets                                                 $ 344,880          $ 347,955
                                                                  =========          =========

See Notes to Condensed Consolidated Financial Statements.

                     KATY INDUSTRIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (Thousands of Dollars, Except Share Data)
                                   (Unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                        September 30,       December 31,
                                                                             2002               2001
                                                                          ---------          ---------
CURRENT LIABILITIES:

     Accounts payable                                                     $  52,410          $  38,688
     Accrued compensation                                                     6,682              6,820
     Accrued expenses                                                        50,823             37,002
     Current liabilities of discontinued operations                           1,621              1,450
     Current maturities of indebtedness                                       6,733             14,619
     Revolving credit agreement                                              60,565             57,000
                                                                          ---------          ---------

       Total current liabilities                                            178,834            155,579
                                                                          ---------          ---------

Long-term debt, less current maturities                                       9,316             12,474

Non-current liabilities of discontinued operations                              714                705

Other liabilities                                                            15,306              4,933
                                                                          ---------          ---------

        Total liabilities                                                   204,170            173,691
                                                                          ---------          ---------

COMMITMENTS AND CONTINGENCIES

PREFERRED INTEREST OF SUBSIDIARY                                             16,400             16,400
                                                                          ---------          ---------

STOCKHOLDERS' EQUITY:
      15% Convertible Preferred Stock, $100 par value, authorized
        1,200,000 shares, issued and outstanding 700,000 shares,
        liquidation value $70,000                                            77,412             69,560
     Common stock, $1 par value; authorized
        35,000,000 shares; issued and outstanding 9,822,204                   9,822              9,822
     Additional paid-in capital                                              58,314             58,314
     Accumulated other comprehensive loss                                    (3,203)            (4,625)
     Unearned compensation                                                      (22)              (106)
     Retained earnings                                                        2,215             44,976
     Treasury stock, at cost, 1,459,777
        and 1,430,621 shares, respectively                                  (20,228)           (20,077)
                                                                          ---------          ---------

     Total stockholders' equity                                             124,310            157,864
                                                                          ---------          ---------

     Total liabilities and stockholders' equity                           $ 344,880          $ 347,955
                                                                          =========          =========

See Notes to Condensed Consolidated Financial Statements.

                              KATY INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
         THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
             (Thousands of Dollars, Except Share and Per Share Data)
                                   (Unaudited)

                                                                            Three Months                Nine Months
                                                                        Ended September 30,         Ended September 30,
                                                                      -----------------------     -----------------------
                                                                           2002          2001          2002          2001
                                                                      ---------     ---------     ---------     ---------
Net sales                                                             $ 143,602     $ 135,801     $ 364,786     $ 365,284
Cost of goods sold                                                      119,284       117,051       302,989       317,626
                                                                      ---------     ---------     ---------     ---------

     Gross profit                                                        24,318        18,750        61,797        47,658

Selling, general and administrative                                      17,983        18,962        52,650        61,724
Impairment of long-lived assets                                          10,986           187        13,380        36,144
Severance, restructuring and other charges                                9,486         6,519        15,567        10,555
SESCO joint venture transaction                                              --            --         6,010            --
                                                                      ---------     ---------     ---------     ---------

          Operating loss                                                (14,137)       (6,918)      (25,810)      (60,765)

Equity in income (loss) of unconsolidated investment                        (40)          303           606           462
Interest and other, net                                                  (1,758)       (2,310)       (4,661)       (8,545)
Other, net                                                                 (107)           --          (326)         (472)
                                                                      ---------     ---------     ---------     ---------

     Loss before provision for income taxes                             (16,042)       (8,925)      (30,191)      (69,320)
Income tax (provision) benefit                                             (430)        3,124        (1,102)       24,262
                                                                      ---------     ---------     ---------     ---------
     Loss before distributions on preferred interest in subsidiary      (16,472)       (5,801)      (31,293)      (45,058)
Distributions on preferred interest in subsidiary, net of tax              (328)         (214)         (984)       (1,069)
                                                                      ---------     ---------     ---------     ---------
     Loss from continuing operations                                    (16,800)       (6,015)      (32,277)      (46,127)
Discontinued operations:
   Income from discontinued operations, net of tax                          241           450         1,558         1,756
                                                                      ---------     ---------     ---------     ---------
     Loss before extraordinary item and cumulative effect of a
          change in accounting principle                                (16,559)       (5,565)      (30,719)      (44,371)
Extraordinary loss on early extinguishment of debt, net of tax               --            --            --        (1,182)
Cumulative effect of a change in accounting principle                    (4,190)           --        (4,190)           --
                                                                      ---------     ---------     ---------     ---------
          Net loss                                                      (20,749)       (5,565)      (34,909)      (45,553)
Gain on early redemption of preferred interest in subsidiary                 --            --            --         6,600
Payment in kind dividends on convertible preferred stock                 (2,615)       (1,755)       (7,852)       (1,755)
                                                                      ---------     ---------     ---------     ---------
     Net loss available to common shareholders                         ($23,364)      ($7,320)     ($42,761)     ($40,708)
                                                                      =========     =========     =========     =========

Loss per share of common stock - Basic and Diluted:
          Loss from continuing operations                             $   (2.32)    $   (0.92)    $   (4.79)    $   (4.92)
             Discontinued operations                                       0.03          0.05          0.18          0.21
             Extraordinary loss on early extinguishment of debt              --            --            --          (.14)
             Cumulative effect of a change in accounting principle        (0.50)           --         (0.50)           --
                                                                      ---------     ---------     ---------     ---------
          Net loss                                                        (2.79)        (0.87)        (5.11)        (4.85)
             Goodwill, net of tax                                            --          0.04            --          0.11
             Negative goodwill                                               --         (0.05)           --          (.15)
                                                                      ---------     ---------     ---------     ---------
          Net loss adjusted for goodwill amortization                 $   (2.79)    $   (0.88)    $   (5.11)    $   (4.89)
                                                                      =========     =========     =========     =========

Average shares outstanding (Basic & Diluted)                              8,362         8,393         8,372         8,394
                                                                      =========     =========     =========     =========

See Notes to Condensed Consolidated Financial Statements.

                              KATY INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                             (Thousands of Dollars)
                                   (Unaudited)

                                                                                   2002          2001
                                                                                 --------     ---------
Cash flows from operating activities:
    Net loss                                                                     $(34,909)    $ (45,553)
    Depreciation and amortization                                                  15,969        16,989
    Impairment of long-lived assets                                                13,380        36,144
    SESCO joint venture transaction                                                 6,010            --
    Income from discontinued operations                                            (1,558)       (1,756)
    Cumulative effect of a change in accounting principle                           4,190            --
    Other, net                                                                      9,062        (3,473)
                                                                                 --------     ---------
         Net cash flows provided by operating activities                           12,144         2,351

Cash flows from investing activities:
    Capital expenditures                                                           (7,924)       (7,562)
    Proceeds from the sale of assets                                                  114            98
    Collections of notes receivable                                                   722           113
    Proceeds from the sale of subsidiaries                                             --         1,576
                                                                                 --------     ---------
         Net cash flows used in investing activities                               (7,088)       (5,775)
                                                                                 --------     ---------

Cash flows from financing activities:
    Net borrowings on Former Credit Agreement, prior to Recapitalization               --        11,300
    Repayment of borrowings under Former Credit Agreement at Recapitalization          --      (144,300)
     Proceeds on initial borrowings from New Credit Agreement
         at Recapitalization - term loans                                              --        30,000
    Proceeds on initial borrowings from New Credit Agreement
         at Recapitalization - revolving loans                                         --        63,211
    Repayments on New Credit Agreement - term loans                               (10,994)           --
    Net borrowings on New Credit Agreement
         following Recapitalization - revolving loans                               3,565        (6,066)
    Fees and costs associated with New Credit Agreement                              (547)       (6,507)
    Proceeds from issuance of Convertible Preferred Stock                              --        70,000
    Direct costs related to issuance of Convertible Preferred Stock                    --        (4,405)
    Redemption of preferred interest of subsidiary                                     --        (9,900)
    Repayments of mortgage debt                                                       (50)           --
    Payment of dividends                                                               --          (630)
    Other                                                                              --            83
                                                                                 --------     ---------
         Net cash flows (used in) provided by financing activities                 (8,026)        2,786
                                                                                 --------     ---------

Effect of exchange rate changes on cash and cash equivalents                          (52)            3
                                                                                 --------     ---------

Net decrease in cash and cash equivalents                                          (3,022)         (635)

Cash and cash equivalents, beginning of period                                      7,858         2,344
                                                                                 --------     ---------

Cash and cash equivalents, end of period                                         $  4,836     $   1,709
                                                                                 ========     =========

See Notes to Condensed Consolidated Financial Statements.

                              KATY INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002

(1) Significant Accounting Policies

Consolidation Policy

      The condensed financial statements include, on a consolidated basis, the accounts of Katy Industries, Inc. and subsidiaries in which it has a greater than 50% interest, collectively "Katy" or "the Company". All significant intercompany accounts, profits and transactions have been eliminated in consolidation. Investments in affiliates that are not majority owned and where the Company exercises significant influence are reported using the equity method. The condensed consolidated financial statements at September 30, 2002 and December 31, 2001 and for the three-and nine-month periods ended September 30, 2002 and September 30, 2001 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of financial condition and results of operations. Interim figures may not be indicative of results to be realized for the entire year. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in our Annual Report on Form 10-K for the year ended December 31, 2001.

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

Inventories

      The components of inventories are as follows:

                                            September 30,        December 31,
                                                2002                 2001
                                               -------             -------
                                                  (Thousands of Dollars)
      Raw materials                            $29,039             $29,697
      Work in process                            1,631               2,016
      Finished goods                            40,800              31,618
                                               -------             -------
                                               $71,470             $63,331

      At September 30, 2002 and December 31, 2001, approximately 40% of our inventories are accounted for using the last-in, first-out ("LIFO") method of costing, while the remaining inventories were accounted for using the first-in, first-out ("FIFO") method. Current cost, as determined using the FIFO method, exceeded LIFO cost by $1.3 million at September 30, 2002 and by $1.5 million at December 31, 2001.

New Accounting Pronouncements

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

      SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 although goodwill on business combinations consummated after July 1, 2001 will not be amortized. The Company has adopted the non-amortization provisions of SFAS No. 142 with regards to goodwill that has been reported on the balance sheets historically. The amount of goodwill amortization not recorded during the nine months ended September 30, 2002 as a result of the adoption of the non-amortization provisions was $1.4 million, before tax. Negative goodwill, which was created with the acquisition of Woods

Industries in December 1996 and was amortized over five years, was fully amortized by December 31, 2001; therefore, the adoption of the non-amortization provisions of SFAS No. 142 had no impact on negative goodwill.

      See Note 2 for further discussion of the final transition to SFAS No. 142.

      In August 2001, the FASB released SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Previously, two accounting models existed for long-lived assets to be disposed of, as SFAS No. 121 did not address the accounting for a segment of a business accounted for as a discontinued operation under APB Opinion 30. This statement establishes a single model based on the framework of SFAS No. 121. This statement also broadens the presentation of discontinued operations to include more disposal transactions. See Notes 3 and 4 to the Condensed Consolidated Financial Statements for further discussion of impairments and discontinued operations.

      During July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. Previous accounting guidance was provided by EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring). SFAS No. 146 replaces EITF Issue No. 94-3. The new standard is effective for exit or restructuring activities initiated after December 31, 2002, although earlier application is encouraged. We are considering a number of restructuring and exit activities at the current time, including plant closings and consolidation of facilities. To the extent these activities are initiated after December 31, 2002, this statement could have a significant impact on the timing of the recognition of these costs in our statements of operations, tending to spread the costs out as opposed to recognition of a large portion of the costs at the time we commit to such restructuring and exit plans. Katy has decided that it will not adopt the provisions of SFAS No. 146 prior to the required date.

(2) Goodwill and Intangible Assets

      During the third quarter of 2002, Katy completed the transition to SFAS No. 142 with regard to accounting and reporting of goodwill and other intangible assets.

      The first phase in the determination of a potential transitional goodwill impairment was completed in the second quarter of 2002. Valuations of the six Katy reporting units carrying goodwill were completed, and the analyses indicated that the fair values were less than the carrying values for three of the six reporting units. The second phase in the determination of transitional goodwill impairment was completed by September 30, 2002. Appraisals were obtained on the relevant reporting units' property, plant and equipment and intangible assets. The fair value balance sheets as of December 31, 2001 which resulted from this work indicated that transitional goodwill impairment charges of $4.2 million were required at the Loren Products and GC/Waldom Electronics reporting units. The goodwill of the Contico business unit, which was also evaluated in the second phase of the project, was determined to have an appropriate carrying value as of December 31, 2001. The transitional goodwill impairment of $4.2 million is shown in the Condensed Consolidated Statements of Operations as a cumulative effect of a change in accounting principle, in accordance with SFAS No. 142. Loren Products is part of the Maintenance Products group and GC/Waldom Electronics is part of the Electrical/Electronics group.

      As part of the project to implement SFAS No. 142, certain changes to the carrying value of goodwill at the Loren Products and Disco reporting units were made, relating to 1) reclassification of formerly recognized work force intangibles to goodwill, and 2) reclassification of formerly recognized goodwill to a non-compete intangible. Below is a summary of activity in the goodwill accounts during the nine-month period ending September 30, 2002 (in thousands):

                                               Maintenance   Electrical/
                                                Products     Electronics       Total
                                                --------     -----------       -----
      Goodwill, net, at December 31, 2001       $ 13,571       $ 1,554       $ 15,125
        Net changes to carrying value                276            --            276
                                                --------       -------       --------
      Adjusted carrying value                     13,847         1,554         15,401
        Transitional impairment charge            (2,636)       (1,554)        (4,190)
                                                --------       -------       --------
      Goodwill, net, at September 30, 2002      $ 11,211            --       $ 11,211

      The Company adopted the non-amortization provisions of SFAS No. 142 during the first quarter of 2002. Below is a calculation of earnings, removing the impact of amortization recorded on goodwill and negative goodwill (shown net of tax):

                                                                            Three months ended            Nine months ended
                                                                               September 30,                September 30,

                                                                            2002          2001           2002           2001
                                                                          --------       -------       --------       --------
                                                                          (Thousands of dollars)        (Thousands of dollars)
      Reported net loss from continuing operations                        $(16,800)      $(6,015)      $(32,277)      $(46,127)
        Add back: Goodwill amortization                                         --           311             --            933
        Deduct: Negative goodwill amortization                                  --          (426)            --         (1,278)
                                                                          --------       -------       --------       --------
      Adjusted net loss from continuing operations                         (16,800)       (6,130)       (32,277)       (46,472)
        Discontinued operations                                                241           450          1,558          1,756
        Extraordinary loss on early extinguishment of debt                      --            --             --         (1,182)
        Cumulative effect of a change in accounting principle               (4,190)           --         (4,190)            --
                                                                          --------       -------       --------       --------
      Adjusted net loss                                                    (20,749)       (5,680)       (34,909)       (45,898)
        Gain on early redemption of preferred interest in subsidiary            --            --             --          6,600
        Paid-in-kind dividends                                              (2,615)       (1,755)        (7,852)        (1,755)
                                                                          --------       -------       --------       --------
      Adjusted net loss available to common shareholders                  $(23,364)      $(7,435)      $(42,761)      $(41,053)
                                                                          ========       =======       ========       ========

      During the third quarter, Katy reviewed its intangible assets for impairment purposes, and determined in accordance with SFAS No. 144 that the carrying value of a trade name intangible at the Contico business unit would not be recovered by projected future undiscounted cash flows. As a result, an impairment charge of $2.6 million was recorded in the third quarter of 2002 to reduce the carrying value of the intangible to its fair value of $1.5 million. Fair value was determined on a discounted cash flow basis, assuming a theoretical cash flow stream of royalty payments based on the projected revenues of products associated with the trade name. This charge is recorded in the line entitled "Impairments of Long-Lived Assets" in the Condensed Consolidated Statements of Operations. Contico is part of the Maintenance Products group.

      Following is detailed information regarding Katy's intangible assets (in thousands)

                                            September 30,       December 31,
                                                2002               2001
                                              --------           --------

      Trade names                             $  6,168           $  9,668
      Customer lists                            25,035             25,035
      Patents                                    4,232              4,232
      Non-compete agreements                     1,000                 --
      Work force                                    --              1,480
      Other                                         36                 27
                                              --------           --------
        Sub-total                               36,471             40,442
      Accumulated amortization                  (8,592)            (7,812)
                                              --------           --------
        Intangible assets, net                $ 27,879           $ 32,630

      Katy recorded the following amounts of amortization expense on intangible assets: $0.9 million and $0.4 million in the three-month periods ending September 30, 2002 and 2001, respectively, and $1.9 million and $3.2 million for the nine-month periods ending September 30, 2002 and 2001, respectively.

      Estimated aggregate amortization expense related to intangible assets is (in thousands):

               2003        $2,103
               2004         1,780
               2005         1,780
               2006         1,780
               2007         1,780

(3) Impairments of Property, Plant and Equipment

      During the third quarter, certain manufacturing equipment assets at the Contico business unit were impaired, resulting in a charge of $7.2 million. These impairments were the result of management's analysis of the projected undiscounted future cash flows associated with the assets, and the related conclusion that the carrying values of the assets would not be recovered by future cash flows. The impaired assets consisted of $7.0 million (net book value) of molds and tooling equipment, which are used to shape specific products in the plastic injection molding process. Most of the assets supported the consumer/retail portion of Contico's business, and were impaired as a result of non-performing or under-performing retail products.

      The remaining portion of the $7.2 million impairment was a $0.2 million charge related specifically to assets that will be abandoned as part of a facility consolidation project (see note 9). The Contico business unit also recorded an impairment charge of $2.4 million in the second quarter of 2002 as a result of abandoning certain assets as part of a facility consolidation project.

      Also during the third quarter, the Wilen business unit recorded an impairment charge of $1.2 million related to certain of its property, plant and equipment, as a result of the decision to reduce costs by sourcing product from outside vendors. The Company is continuing its evaluation of its various operating units and therefore additional impairments of long-lived assets may be recorded in the fourth quarter.

(4) Discontinued Operations

      The net assets and results of operations of the Hamilton Precision Metals business ("Hamilton") have been classified as a discontinued operation effective September 30, 2002, in accordance with SFAS No. 144. Several attempts to divest this business have been made since 1998, but the Company was unable to complete a transaction. An agreement for the sale of Hamilton was signed on October 4, 2002. The transaction closed on October 31, 2002, with Katy collecting gross proceeds of $14 million. These proceeds were used primarily to pay off the remaining balance of the Company's term debt. The Company may receive additional payments in the future dependent upon the occurrence of certain events associated with Hamilton's financial performance. A gain on the sale of Hamilton will be recognized in the fourth quarter of 2002; therefore, no impairment was required of the long-lived assets of Hamilton. Katy does not expect to incur current federal income taxes related to the gain as a result of existing net operating loss tax assets that will be utilized. The Hamilton business had been presented by Katy as part of the Electrical/Electronics group for segment reporting purposes.

      The historical operating results have been segregated as "Discontinued operations" on the Condensed Consolidated Statements of Operations and the related assets and liabilities have been separately identified on the Condensed Consolidated Balance Sheets. Following is a summary of the major asset and liability categories for the discontinued operations:

                                                     September 30,  December 31,
                                                         2002           2001
                                                        ------         ------

Current assets
  Trade accounts receivable, net                        $1,173         $1,646
  Inventories                                            3,123          2,610
  Other                                                    180            297
                                                        ------         ------
                                                         4,476          4,553
Non-current assets
  Net properties                                        $4,976         $5,351

Current liabilities
  Accounts payable                                      $  835         $  493
  Other                                                    786            957
                                                        ------         ------
                                                         1,621          1,450
Non-current liabilities
  Post-retirement benefit obligations                   $  714         $  705

      Selected financial data for the discontinued operation is summarized as follows (in thousands):

               Three months ended September 30,  Nine months ended September 30,
                      2002          2001               2002           2001
                     ------        ------             ------        -------

Net sales            $2,805        $3,717             $9,519        $12,547
Pre-tax profit       $  241        $  692             $1,558        $ 2,702

      Katy anticipates that the implementation of SFAS No. 144 could have a future impact on its financial reporting as 1) Katy is considering divestitures of certain businesses and exiting of certain facilities and operational activities, 2) the statement broadens the presentation of discontinued operations, and 3) the Company anticipates that impairments of long-lived assets may be necessitated as a result of the above contemplated actions. If certain divestitures occur, they may qualify as discontinued operations under SFAS No. 144, whereas they would have not met the requirements of discontinued operations treatment under APB Opinion 30. However, the Company does not feel that it is probable that these divestitures will occur within one year, and concedes that significant changes to plans or intentions may occur. Therefore, these operations have not been classified as discontinued operations.

(5) SESCO Joint Venture Transaction

      On March 14, 2002, Katy and Savannah Energy Systems Company ("SESCO"), an indirect wholly owned subsidiary, signed an agreement to enter into a joint venture that would effectively turn over operation of SESCO's waste-to-energy facility to Montenay Power Corporation and its affiliates ("Montenay"). The transaction closed on April 29, 2002. The Company entered into this agreement as a result of evaluations of SESCO's business. First, Katy determined that SESCO was not a core component of the Company's long-term business strategy. Moreover, Katy did not feel it had the management expertise to deal with certain risks and uncertainties presented by the operation of SESCO's business, given that SESCO was the Company's only waste-to-energy facility. Katy had explored options for divesting SESCO for a number of years, and management felt that this transaction offered a reasonable strategy to exit this business.

      The joint venture, with Montenay's leadership, will essentially assume SESCO's position in various contracts relating to the facility's operation. Under the agreement, SESCO contributed its assets and liabilities (except for its liability under the loan agreement (the Loan Agreement) with the Resource Recovery Development Authority (the Authority) of the City of Savannah (the
City) and the related receivable under the service agreement (the Service Agreement) to a joint venture. While SESCO will maintain a 99% partnership interest as a limited partner in the joint venture, Montenay will have most of the day to day control of the joint venture, and accordingly, the joint venture will not be consolidated. SESCO has recorded a liability for the present value of committed future expenditures under the agreement with Montenay of $6.6 million due in installments through 2008. Certain amounts may be due to SESCO upon expiration of the Service Agreement in 2008; also, Montenay may purchase SESCO's interest in the joint venture at that time. Katy has not booked any amounts receivable or other assets relating to amounts that may be received at the time the Service Agreement expires, given their uncertainty.

      The Company recognized in the first quarter of 2002 a charge of $6.0 million, consisting of 1) the discounted value of the $6.6 million note, which is payable over seven years, 2) the carrying value of certain assets contributed to the joint venture, consisting primarily of machinery spare parts, and 3) costs to close the transaction. It should be noted that all of SESCO's long-lived assets were reduced to a zero value at December 31, 2001, so no additional impairment was required. On a going forward basis, Katy would expect little if any income statement activity as a result of its involvement in the joint venture, and Katy's balance sheet will carry the liability mentioned above.

      In 1984, the Authority issued $55.0 million of Industrial Revenue Bonds and lent the proceeds to SESCO, under the Loan Agreement for the acquisition and construction of the facility that has now been transferred to the joint venture. The funds required to repay the Loan Agreement come from the monthly disposal fee, a component of which is for debt service, paid by the Authority under the Service Agreement. To induce the required parties to consent to the SESCO joint venture transaction, SESCO retained its liability under the Loan Agreement. In connection with that liability, SESCO also retained its right to receive the debt service component of the monthly disposal fee.

      Based on an opinion from outside legal counsel, SESCO has a legally enforceable right to offset amounts it owes to the Authority under the Loan Agreement against amounts that are owed from the Authority under the Service Agreement. At September 30, 2002, this amount was $40.3 million. Accordingly, the amounts owed to and due from SESCO have been netted for financial reporting purposes and are not shown on the consolidated statements of financial position.

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

(6) Income Taxes

      As of December 31, 2001, the Company had federal net operating loss carry forwards of $61.5 million, on which valuation allowances have been applied to an extent that the Company feels these tax assets are adequately reserved. The Company expects to have little or no taxable income during 2002, which appears likely given the results of operations through September 30, 2002. The Company has generated net operating losses for three consecutive years prior to 2002. Given the history of net operating loss generation, the Company has decided it is prudent to record a valuation allowance on all net operating losses generated during 2002. Therefore, the Company will not currently recognize the tax benefits generated by these operating losses, however, we will continue to analyze and book any realizable future benefits. The Company has recorded provisions through September 30, 2002, for current liabilities associated with state and foreign income tax expenses.

      The sale of Hamilton Precision Metals will allow a portion of the net operating loss tax assets to be utilized during the 2002 tax year. Katy does not expect to pay current federal income tax on the gain from the sale of Hamilton.

(7) Commitments and Contingencies

      In December 1996, Banco del Atlantico, a bank located in Mexico, filed a lawsuit against Woods, a subsidiary of Katy, and against certain past and then present officers and directors and former owners of Woods, alleging that the defendants participated in a violation of the Racketeer Influenced and Corrupt Organizations (RICO) Act involving allegedly fraudulently obtained loans from Mexican banks, including the plaintiff, and "money laundering" of the proceeds of the illegal enterprise. All of the foregoing is alleged to have occurred prior to Katy's purchase of Woods. The plaintiff also alleged that it made loans to an entity controlled by certain past officers and directors of Woods based upon fraudulent representations. The plaintiff seeks to hold Woods liable for its alleged damage under principles of respondeat superior and successor liability. The plaintiff is claiming damages in excess of $24.0 million and is requesting treble damages under RICO. Because certain threshold procedural and jurisdictional issues have not yet been fully adjudicated in this litigation, it is not possible at this time for the Company to reasonably determine an outcome or accurately estimate the range of potential exposure. Katy may have recourse against the former owner of Woods and others for, among other things, violations of covenants, representations and warranties under the purchase agreement through which Katy acquired Woods, and under state, federal and common law. In addition, the purchase price under the purchase agreement may be subject to adjustment as a result of the claims made by Banco del Atlantico. The extent or limit of any such adjustment cannot be predicted at this time. An adverse judgment in this matter could have a material impact on Katy's liquidity and financial position if the Company were not able to exercise recourse against the former owner of Woods.

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

      The table below and the narrative which follows summarize the key factors in the year-to-year changes in operating results.

                                                      Three Months Ended                     Nine Months Ended
                                               September 30,       September 30,     September 30,      September 30,
                                                    2002               2001               2002               2001
                                                                       (Thousands of Dollars)
Electrical/Electronics (a)
      Net external sales                         $  61,336          $  49,633          $ 123,063          $ 110,205
      (Loss) income from operations                  4,508               (383)             2,382             (7,644)
      Operating margin                                 7.3%              (0.8%)              1.9%              (6.9%)
      Depreciation & amortization                      560                230              1,538                817
      Impairment of long-lived assets (d)               --                187                 --              1,597
      Total assets                                  88,446             89,957             88,446             89,957
      Capital expenditures                         (16,225)             1,908            (13,959)           (35,595)

Maintenance Products
      Net sales                                  $  82,266          $  85,135          $ 240,546          $ 252,208
      (Loss) income from operations                (16,225)             1,908            (13,959)           (35,595)
      Operating margin                               (19.7%)              2.2%              (5.8%)            (14.1%)
      Depreciation & amortization                    4,797              4,876             14,320             15,732
      Impairment of long-lived assets (d)           10,986                 --             13,380             34,547
      Total assets                                 218,673            245,744            218,673            245,744
      Capital expenditures                           1,366              2,182              7,217              6,679

Other (c)
      Net sales                                  $      --          $   1,033          $   1,177          $   2,871
      Loss from operations                             (60)               (25)            (6,979)              (809)
      Operating margin                                  --               (2.4%)           (592.9%)            (28.2%)
      Depreciation & amortization                       --                 38                 --                165
      Impairment of long-lived assets                   --                 --                 --
      Total assets                                   7,934             18,594              7,934             18,594
      Capital expenditures                              --                 --                 --                495

                                                      Three Months Ended                     Nine Months Ended
                                               September 30,       September 30,     September 30,      September 30,
                                                    2002               2001               2002               2001
                                               -------------       -------------     -------------      -------------
                                                                       (Thousands of Dollars)
Discontinued Operations (b)
      Net sales                                  $   2,805          $   3,717          $   9,519          $  12,545
      Income from operations                           250                679              1,575              2,668
      Operating margin                                 8.9%              18.3%              16.5%             (21.4%)
      Depreciation & amortization                      203                211                666                705
      Impairment of long-lived assets                   --                 --                 --                 --
      Total assets                                   9,452              9,987              9,452              9,987
      Capital expenditures                              61                575                325              1,132

Corporate
      Corporate expenses                         $  (2,360)         $  (8,418)         $  (7,254)         $ (16,717)
      Depreciation & amortization                       33                 59                111                275
      Total assets                                  20,375             18,706             20,375             18,706
      Capital expenditures                              --                 75                134                 75

Company
      Net sales                                  $ 146,407          $ 139,518          $ 374,305          $ 377,829
      Loss from operations                         (13,887)            (6,239)           (24,235)           (58,097)
      Operating margin                                (9.5%)             (4.4%)             (6.5%)            (15.4%)
      Depreciation & amortization                    5,593              5,414             16,635             17,694
      Impairment of long-lived assets (d)           10,986                187             13,380             36,144
      Total assets                                 344,880            382,988            344,880            382,988
      Capital expenditures                           1,753              2,850              8,249              8,694

(a) 2001 amounts include the Thorsen Tools business, which was sold by Katy on May 3, 2001. Amounts for Thorsen Tool were included in the
Electrical/Electronics group in 2001.

(b) Hamilton Precision Metals, L.P., which was sold on October 31, 2002, is included in Discontinued Operations. Hamilton had formerly been reported in the Electrical/Electronics group.

(c) The Other group includes SESCO and Katy's equity method investment in Sahlman Holdings, Inc.

(d) Excludes transitional goodwill impairment charges of $2.6 million in the Maintenance Products group and $1.6 million in the Electrical/Electronics group.

The following tables reconcile the Company's total revenues, operating income and assets to the Company's condensed consolidated statements of operations and condensed consolidated balance sheets.

                                                              Three Months Ended                 Nine Months Ended
                                                       September 30,     September 30,     September 30,     September 30,
                                                            2002              2001              2002              2001
                                                       -------------     -------------     -------------     -------------
                                                                             (Thousands of Dollars)
Revenues
       Total net sales for reportable segments           $ 146,407         $ 139,518         $ 374,305         $ 377,829
       Less: Net sales included in discontinued
        operations                                          (2,805)           (3,717)           (9,519)          (12,545)
                                                         ---------         ---------         ---------         ---------
       Total consolidated net sales                      $ 143,602         $ 135,801         $ 364,786         $ 365,284
                                                         =========         =========         =========         =========

Operating loss
       Total loss from operations for
       reportable segments                               $ (13,887)        $  (6,239)        $ (24,235)        $ (58,097)
       Less: Operating income included in discontinued
       operations                                             (250)             (679)           (1,575)           (2,668)
                                                         ---------         ---------         ---------         ---------
       Total consolidated operating loss                 $ (14,137)        $  (6,918)        $ (25,810)        $ (60,765)
                                                         =========         =========         =========         =========

(9) Severance, Restructuring and Other Charges

      During the third quarter of 2002, the Company recorded $9.5 million of severance, restructuring and other charges. During the third quarter, management committed to a plan to abandon Contico's Earth City distribution facility, and to consolidate its operations into the Bridgeton, MO facility (both facilities are in the St. Louis, Missouri area). As a result, a $7.1 million charge was recorded to accrue a liability for non-cancelable lease payments associated with the Earth City facility. Also during the third quarter, the Contico business recorded a $1.4 million charge related to rent and other facility costs associated with its Warson Road facility (also in the St. Louis area), whose operations are also being consolidated into Bridgeton. A charge of $1.8 million was recorded in the second quarter of 2002 for the Warson Road facility, and the additional amount of $1.4 million was recorded after consideration of the market for sub-leasing and to accrue costs to refurbish the facility. The Contico business recorded related charges of $0.2 million incurred in moving inventory and equipment from Warson to Bridgeton, and $0.2 million in severance costs. The Corporate group recorded a $0.1 million charge for non-cancelable lease payments related to the former corporate headquarters. Also in the third quarter of 2002, a charge of $0.5 million was recorded for payments to consultants working with the Company on sourcing and other manufacturing and production efficiency initiatives.

      During the second quarter of 2002, the Company recorded $3.8 million of severance, restructuring, and other charges. Approximately $1.6 million of the charges related to accruals for payments to consultants working with the Company on sourcing and other manufacturing and production efficiency initiatives. Additionally, net non-cancelable rental payments of $1.8 million associated with the shut down of Contico's Warson Road facility in St. Louis, Missouri were accrued at June 30, 2002, as well as involuntary termination benefits of $0.1 million. The Warson Road facility shutdown involves a reduction in workforce of nineteen employees. The remaining $0.3 million was for involuntary termination benefits related to SESCO and for various integration costs in the consolidation of administrative functions into St. Louis, Missouri, from various operating divisions in the Maintenance Products group.

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

      During the second quarter of 2001, Contico undertook restructuring efforts that resulted in severance payments to various individuals. Forty-three employees, including two members of Contico and Katy executive management, received severance benefits. Total involuntary termination benefits were $1.6 million. All of these costs have been paid as of September 30, 2002.

      During the first quarter of 2001, Woods undertook a restructuring effort that involved reductions in senior management headcount as well as facility closings. The Company closed facilities in Loogootee and Bloomington, Indiana, as well as the Hong Kong office of Katy International, a subsidiary which coordinates sourcing of products from Asia. Sixteen management and administrative employees received severance packages. Total involuntary severance benefits were $0.5 million and other exit costs were $0.3 million. All of these costs have been paid as of September 30, 2002.

      As of September 30, 2002, accruals for severance and other restructuring costs totaled $13.8 million which will be paid through the year 2007. The table below summarizes the future obligations for severance, restructuring and other charges detailed above:

                                       Additional   Payments on
                       December 31,  restructuring  restructuring  September 30,
                           2001         accruals     liabilities       2002

                2002      $3,209          3,302         (4,580)        1,931
                2003         265          5,493            (84)        5,674
                2004          55          1,157             --         1,212
                2005          55          1,216             --         1,271
                2006          22          1,289            (22)        1,289
          Thereafter          --          2,465             --         2,465
                          ------        -------        -------       -------
      Total payments      $3,606        $14,922        $(4,686)      $13,842
                          ======        =======        =======       =======

                 Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

      Three Months Ended September 30, 2002 versus Three Months Ended September 30, 2001

           Following are summaries of sales and operating income for the three months ended September 30, 2002 and 2001 by industry segment (In thousands):

Net sales                                                 Increase (Decrease)
                                                         ---------------------

                                 2002         2001         Amount      Percent
                             --------     --------       --------      -------
Electrical/Electronics       $ 61,336     $ 49,633       $ 11,703        23.6%
Maintenance Products           82,266       85,135         (2,869)       (3.4)%
Other                               0        1,033         (1,033)        N/A
Discontinued Operations         2,805        3,717           (912)      (24.5)%

Operating income                                          Increase (Decrease)
                                                         ---------------------

                                 2002         2001         Amount      Percent
                             --------     --------       --------      -------
Electrical/Electronics       $  4,508     $   (383)         4,891         N/A
Maintenance Products          (16,225)       1,908        (18,133)        N/A
Other                             (60)         (25)           (35)      140.0%
Discontinued Operations           250          679           (429)      (63.2)%

      The Electrical/Electronics group's sales increased $11.7 million, or 23.6%. A sales increase of 30% at Woods was the main reason for the increase. Sales at Woods Canada were also up, offset by lower sales at GC/Waldom. The sales increases reflect a strong year-over-year comparison in the retail markets (which are served primarily by Woods and Woods Canada), which saw weak sales in early 2001 as a result of retailer's efforts to reduce inventories. Woods sales to its two largest mass market retail customers were significantly higher during the third quarter of 2002 versus the same period of 2001. The sales decrease at GC/Waldom reflects continued weakness in the electronics, communications, and high-tech markets, to which GC/Waldom sells.

      The Electrical/Electronics group's operating income improved by $4.9 million, from $(0.4) million to $4.5 million. Excluding unusual items, operating income increased from $2.2 million in the third quarter of 2001 to $4.8 million in the third quarter of 2002. Most of the increase in operating income came from Woods, where operating margins increased from 3.3% to 7.1%, driven by higher gross margins as the result of increased volume and the benefit of cost reduction programs. Profitability was also higher at Woods Canada, where gross margins were improved year-over-year. Operating income of the Woods division was negatively impacted on a year over year basis as a result of the amortization of negative goodwill, which added approximately $0.4 million to operating income in the third quarter of 2001.

      The Electrical/Electronics group incurred charges during the third quarter of 2002 of $0.3 million for consultant fees related to a company-wide sourcing project. This sourcing project is expected to result in substantial product cost savings, and influenced our decision to announce the closure of four Woods manufacturing facilities in Indiana, planned for December 2002. We expect to report a restructuring charge during the fourth quarter of 2002 related to the Woods closures. During the third quarter of 2001, the group incurred unusual charges of $2.6 million related to 1) inventory valuation adjustments at GC/Waldom ($1.8 million), Woods Canada ($0.3 million) and Woods ($0.1 million),
2) receivables valuation adjustments of ($0.2 million), and 3) an impairment of machinery and equipment at Woods Canada ($0.2 million).

      Sales in the Maintenance Products group decreased $2.9 million or 3.4%. The largest sales shortfall was in the retail plastics business of Contico, and there was a smaller sales decrease in the roofing products business of Loren. These decreases were offset by significantly higher sales in the Glit/Microtron abrasives business. The commercial businesses are vulnerable to reductions in the overall demand for cleaning supplies, and slow-downs that have occurred in the travel sector, which includes hotels, restaurants and airports. Facilities in this sector were impacted significantly as a result of the events of September 11, 2001, and we believe this has impacted demand for commercial cleaning supplies. However, we have seen some stabilization in this market, as sales trends have improved somewhat through the course of 2002.

      The group's operating income decreased $18.1 million, to an operating loss of $(16.2) million. Excluding any unusual or non-recurring charges (incurred in both 2002 and 2001), operating income increased by $2.6 million, from $1.8 million to $4.4 million. Excluding the unusual and non-recurring charges, the largest increases were experienced by 1) Glit/Microtron, which had significantly higher sales and implemented cost reductions, 2) Wilen, which, while still performing at an unsatisfactory level, was much improved over the same quarter in 2001 and 3) Contico, where both the retail and commercial businesses showed higher operating income, despite flat sales, and mainly as a result of cost reductions.

      The group recorded unusual and other non-recurring charges of $20.6 million during the third quarter of 2002. The largest of these charges related to the planned shut down of Contico's Earth City distribution center, near St. Louis, Missouri, and relocation of the janitorial/sanitation distribution function to the Bridgeton, Missouri facility (which is in very close proximity to Earth City). Management committed to a plan to vacate the facility by May 1, 2003. As a result, a charge of $7.1 million was recorded for the non-cancelable rental payments due on the facility. We also recorded $0.2 million in asset impairments on equipment at the Earth City facility. Also related to Contico restructuring, we recorded a $1.4 million charge related to Contico's Warson Road facility, in St. Louis, Missouri. Operations from Warson Road are being transferred to the Bridgeton facility. Contico had recorded a liability during the second quarter of 2002 for net non-cancelable rentals of the Warson facility of $1.8 million; this additional $1.4 million charge was the result of further evaluations of the sub-lease market and consideration of costs to refurbish the facility. Other charges recorded during the third quarter of 2002 included 1) an impairment of certain molds and tooling equipment at Contico totaling $7.0 million, which was the result of management analyses of future cash flows associated with the assets, 2) an impairment of a trade name intangible at Contico of $2.6 million, 3) a $1.2 million impairment of machinery and equipment at Wilen Products, which was largely the result of management's decision to source a higher level of Wilen products from outside vendors, making certain existing assets less productive in the future, 4) costs to move inventory and equipment to Bridgeton of $0.2 million, and 5) severance of $0.2 million. Contico also recorded a LIFO inventory adjustment of $0.5 million (expense), and $0.2 million for consultant fees associated with a company-wide sourcing project. The group recorded unusual and other non-recurring charges during the third quarter of 2001 of $(0.1) million. A $0.8 million favorable LIFO inventory adjustment was offset by charges for receivables valuation ($0.4 million), and severance charges ($0.3 million).

      Sales from Other operations (SESCO) were non-existent at September 30, 2002 as the operation of SESCO was contractually turned over to a third party effective April 29, 2002. Operating income from Other operations was not significantly different year over year.

      Excluding unusual charges in 2001, corporate expenses were flat year over year. During the third quarter of 2001, the Corporate group incurred unusual charges of $6.3 million, consisting primarily of severance and completion bonuses related to the recapitalization of the company in mid-2001 and the resulting changes in management and relocation of the headquarters.

      Interest decreased $0.6 million in the third quarter of 2002 compared to the third quarter of 2001, mainly as a result of lower outstanding borrowings due and lower interest rates. These factors were offset by higher levels of amortizing debt costs in 2002 versus 2001.

      We did not record any income tax benefit on the pretax loss during the third quarter of 2002. We feel that we will be able to generate taxable income in the future in amounts that will allow us to utilize existing recorded deferred tax assets. Given the history of operating losses, and of the potential for additional losses in 2002 if certain restructuring initiatives being considered are implemented, we felt it was a prudent and conservative course of action not to recognize currently the tax benefit of operating losses which will be reanalyzed in the future. Tax expense was recorded for expected payments associated with state and foreign income taxes.

Nine Months Ended September 30, 2002 versus Nine Months Ended September 30, 2001

      Following are summaries of sales and operating income for the nine months ended September 30, 2002 and 2001 by industry segment (In thousands):

                                                            Increase (Decrease)
                                2002          2001          Amount      Percent
                             ---------------------------------------------------

Net Sales

Electrical/Electronics       $ 123,063     $ 110,205      $ 12,858        11.7%
Maintenance Products           240,546       252,208       (11,662)       (4.6)%
Other                            1,177         2,871        (1,694)      (59.0)%
Discontinued Operations          9,519        12,545         3,026       (24.1)%

Operating Income (Loss)

Electrical/Electronics       $   2,382     $  (7,644)     $ 10,026       131.2%
Maintenance Products           (13,959)      (35,595)       21,636        60.8%
Other                           (6,979)         (809)       (6,170)      762.7%
Discontinued Operations          1,575         2,668        (1,093)      (41.0)%

      The Electrical/Electronics group's sales increased by $12.9 million, or 11.7%. Excluding the sales of Thorsen Tools, which was sold in May 2001, sales increased by $16.0 million, or 13.7%. There were significant sales increases at both Woods (21%) and Woods Canada (16%), whose sales of electronic corded products to mass merchant retailers have improved significantly over the same period of 2001. Woods sales to its two largest mass market retail customers were significantly higher during the nine months ended September 30, 2002 versus the same period of 2001. These increases were offset by sales declines at GC/Waldom, which have suffered as a result of the slowdown in the high-tech and telecommunications market segments.

      The group's operating income improved by $10.0 million, or 131.2%. Excluding any unusual or non-recurring items from both 2002 and 2001, operating income increased by $2.9 million, from $2.2 million to $5.1 million. The increase is due to higher operating income at Woods and Woods Canada, driven by volume and cost reductions. The Woods improvement is notable as it does not include income associated with the amortization of negative goodwill, which provided a positive boost to operating income in 2001 of $1.3 million.

      The group incurred unusual and non-recurring charges during the first nine months of 2002 of $2.7 million, relating to consulting fees associated with a company-wide sourcing project. During the first nine months of 2001, the group incurred unusual and non-recurring charges of $9.8 million, consisting of 1) inventory valuation adjustments of $6.6 million (mainly branded products at Woods Industries and excess and obsolete inventory at GC/Waldom), 2) impairments of the carrying values of unused computer system licenses and prepaid software maintenance of $0.7 million, 3) an increase to the Woods litigation reserve of $0.5 million, 4) severance and restructuring costs at Woods and GC/Waldom of $0.8 million, 5) receivables valuations related to customer bankruptcies of $0.2 million, 6) asset impairments at Woods Canada of $0.2 million, and 7) an impairment of goodwill of $0.8 million at the Thorsen Tools business, which was sold in May 2001.

      Sales from the Maintenance Products group decreased $11.7 million, or 4.6%. The largest decrease was in the retail business of Contico, which was down $9.2 million, or 12%. The Contico retail business has experienced a 13.4% decrease in sales to its four largest mass market retail customers, representing 73% of Contico's consumer sales, year over year for the nine-month period now ended. Sales were also lower at the Contico commercial business (janitorial/sanitation) ($2.8 million), Wilen ($3.4 million), and Loren Products ($1.6 million). These sales reductions were offset by higher sales at Glit/Microtron ($2.9 million) and Duckback ($0.9 million). Contico's U.K. division increased sales year over year by $2.5 million.

      The group's operating income increased by $21.6 million, or 60.8%, mainly due to significant unusual and non-recurring charges in the nine months ended September 30, 2001, although charges of this nature existed in the nine months ended September 30, 2002, as well. Excluding these unusual items, operating income increased by $7.5 million, or 185%. The lack of goodwill amortization in 2002 as a result of the adoption of the non-amortization provisions of SFAS No. 142 Goodwill and Other Intangible Assets contributed $1.3 million to the increase. Also, the write-off of a significant level of intangible assets at Wilen has reduced intangible amortization, having a positive impact on operating income of $0.8 million. Excluding the impact of amortization on goodwill and intangibles from the analysis, operating income increased by $5.4 million, or 87%. The largest increase was at Glit/Microtron ($3.4 million), driven by higher sales, higher gross margin percentages, and lower SG&A as a percentage of sales. Increases in operating income were also realized at Loren ($0.6 million - higher gross margins), Duckback ($0.6 million - higher sales, gross margin), and Wilen ($2.3 million - lower SG&A). Smaller increases were noted at Gemtex and Contico.

      The group recorded unusual and non-recurring charges of $25.8 million during the first nine months of 2002. The largest of these charges related to the planned shut down of Contico's Earth City distribution center, near St. Louis, Missouri, and relocation of the janitorial/sanitation distribution function to the Bridgeton, Missouri facility (which is in very close proximity to Earth City). Management committed to a plan to vacate the facility by May 1, 2003. As a result, a charge of $7.1 million was recorded for the non-cancelable rental payments due on the facility. We also recorded $0.2 million in asset impairments on equipment at the Earth City facility. Also related to Contico restructuring, we recorded a $1.4 million charge related to Contico's Warson Road facility in St. Louis, Missouri. Operations from Warson Road are being transferred to the Bridgeton facility. Contico had recorded a liability during the second quarter of 2002 for net non-cancelable rentals of the Warson facility of $1.8 million; an additional third quarter charge of $1.4 million was the result of further evaluations of the sub-lease market and consideration of costs to refurbish the facility. The Contico division also recorded impairments of machinery and equipment at the Warson Road facility totaling $2.4 million, and severance related to the Warson closure of $0.1 million. Other charges recorded during the nine months ended September 30, 2002, included 1) an impairment of certain molds and tooling equipment at Contico totaling $7.0 million, which was the result of management analyses of future cash flows associated with the assets, 2) an impairment of a trade name intangible at Contico of $2.6 million,
3) a $1.2 million impairment of machinery and equipment at Wilen Products, which was largely the result of management's decision to source a higher level of Wilen products from outside vendors, making certain existing assets less productive in the future, 4) costs to move inventory and equipment to Bridgeton of $0.2 million, 5) severance of $0.7 million, 6) fees paid to a consultant working with us on sourcing and other manufacturing initiatives of $0.8 million,
7) positive LIFO inventory adjustments of $0.1 million, and 8) other costs associated with consolidating administrative operations of the Maintenance group of $0.2 million.

      The group recorded unusual and other non-recurring charges during the first nine months of 2001 of $39.6 million. The largest of these charges was a $33.0 million impairment of goodwill and other intangibles at Wilen. Other charges included inventory valuation adjustments of $1.7 million, receivables valuation adjustments of $0.7 million, impairments of property, plant and equipment of $1.5 million, severance and restructuring charges of $2.4 million, and other unusual and non-recurring charges of $0.3 million.

      Equity in Income of Unconsolidated Investments was lower as a result of amounts recorded to reflect the transfer of the operation of SESCO to a third party effective April 29, 2002.

      The corporate group's expenses decreased from $16.7 million in the first nine months of 2001 to $7.3 in the same period of this year. During the first nine months of 2001, the corporate group incurred unusual and non-recurring charges of $10.7 million, consisting of costs associated with the recapitalization ($3.0 million), severance and restructuring. Excluding these unusual or non-recurring charges, corporate expenses increased by approximately $0.8 million, due mainly to higher costs for incentive compensation.

      Interest decreased $3.9 million in the first nine months of 2002 compared to the same period of 2001, mainly as a result of lower outstanding borrowings due to the Recapitalization which occurred on June 28, 2001. Lower interest rates also contributed to lower interest expense.

LIQUIDITY AND CAPITAL RESOURCES

      Combined cash and cash equivalents decreased to $4.8 million on September 30, 2002 compared to $7.9 million on December 31, 2001. Working capital excluding current classifications of debt decreased to $72.1 million at September 30, 2002 from $74.0 million on December 31, 2001 primarily as a result of higher accounts payable and accrued expenses roughly offsetting higher accounts receivable and inventory. Strong sales in September 2002, especially at the Woods business, and inventory build for seasonal sales drove the increases in receivables and inventory balances, along with the related payables.

      At September 30, 2002, Katy had total indebtedness of $76.6 million. Total debt was 35% of total capitalization at September 30, 2002. Total borrowings decreased by $7.5 million during the first nine months of 2002.

      In connection with our revolving credit facility, our credit agreement requires lockbox arrangements, which provide for all receipts to be swept daily to reduce borrowings outstanding. These arrangements, combined with the existence of a material adverse effect (MAE) clause in our credit agreement, cause the revolving credit facility to be classified as a current liability, per guidance in the FASB's Emerging Issues Task Force 95-22, Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement. However, we do not expect to repay, or be required to repay, within one year, the $60.6 million balance of the revolving credit facility classified as a current liability. The MAE clause, which is a typical requirement in commercial credit agreements, allows the lender to require the loan to become due if it determines there has been a material adverse effect on our operations, business, properties, assets, liabilities, condition or prospects. The classification of the revolving credit facility as a current liability is a result only of the combination of the two aforementioned factors: the lockbox agreements and the MAE clause. The revolving credit facility does not expire or have a maturity date within one year, but rather has a final expiration date of June 28, 2006. Also, we were in compliance with the applicable financial covenants at September 30, 2002, the lender has not notified us of any indication of a MAE at September 30, 2002, and to our knowledge, we were not in default of any provision of the Credit Agreement at September 30, 2002.

      The credit agreement calls for scheduled repayments of term loans of $6.0 million during 2002. However, the credit agreement also has a provision requiring us to repay term loans by a percentage of excess cash flow ("Consolidated Excess Cash Flow" as calculated under the credit agreement) generated during each annual reporting period. As a result of this provision and the calculation, per the credit agreement, of Consolidated Excess Cash Flow generated during fiscal 2001, we repaid term loans in the approximate amount of $7.9 million on April 4, 2002. Much of the Consolidated Excess Cash Flow was generated by improved working capital during 2001. This repayment required us to convert term loans to revolving loans. The most recently available calculations of our borrowing base (eligible accounts receivable and inventory) as of October 25, 2002, indicated that we had unused borrowing availability of $13.7 million.

      On October 31, 2002, we completed the sale of the Hamilton Precision Metals business for $14.0 million. We may receive additional payments in the future dependent upon certain events concerning Hamilton's financial performance. We used the proceeds from the sale to pay off our remaining term loans, which had a balance of $13.8 million at the time of the sale. The term loans had an original balance of $30.0 million at June 28, 2001, and were scheduled to be repaid through equal quarterly amortizations through June 28, 2006. The early payoff is the result of 1) the sale of Hamilton Precision Metals ($14.0 million - October 2002), 2) the Consolidated Excess Cash Flow payment described in the previous paragraph ($7.9 million - April 2002), 3) several small asset sales over the past fifteen months ($0.6 million), and 4) regularly scheduled payments ($7.5 million). We are evaluating various alternatives with our lender banks regarding the refinancing of our debt capital, including new term loans, which would provide more borrowing availability under the revolving credit facility. We are commencing discussions with our lender banks to complete a refinancing transaction of this sort.

      We expect to commit $12.0 to $15.0 million for capital projects over the course of 2002, up to $3.0 million of which relates to projects begun in 2001. $7.9 million has been spent on capital projects thus far in 2002. Funding for these expenditures and for working capital needs is expected to be accomplished through the use of available cash under the credit agreement. While a maximum of $140.0 million is available under the credit agreement, our borrowing base is limited under the revolving credit facility to eligible accounts receivable and inventory. We feel that the credit agreement provides sufficient liquidity for our operations going forward. As indicated above, our borrowing availability at October 25, 2002, based on eligible accounts receivable and inventory, exceeded our outstanding borrowings by approximately $13.7 million.

      We have announced or committed to several restructuring plans involving our operations. During the second and third quarters, respectively, we announced plans to consolidate the Contico business' Warson and Earth City facilities into the Bridgeton facility. All of these facilities are located in the St. Louis, Missouri area. The move from our Warson facility is expected to require approximately $0.5 million of incremental cash, approximately half of which had been spent at September 30, 2002, the other half of which will be spent by year end. The move from our Earth City facility will require approximately $1.9 million of incremental cash, $1.6 million in the form of capital expenditures, mainly for material handling equipment, and $0.3 million to move inventory and equipment. This cash will be spent in 2003. The large expense charges recorded during the second and third quarters related to these facilities were mainly to accrue non-cancelable lease payments for these facilities (i.e., non-incremental cash).

      During October 2002, we also announced the planned closure of four Woods Industries manufacturing facilities in Indiana, necessitated by our decision to fully outsource our supply of electrical consumer corded products to lower cost sources. Woods already sources approximately half of its finished goods from vendors. We expect to report a restructuring charge during the fourth quarter of 2002 related to these closures. While outsourcing of the Woods products is a cost-saving measure, Woods expects to maintain higher inventory levels, especially during mid-2003, as a result of this move.

      We are considering other restructuring alternatives as well, most of which center around consolidation of operations into fewer facilities. Certain of these projects under consideration could require more significant levels of incremental cash for both capital expenditures and moving and relocation costs. Expected capital needs for these projects, if finalized, may reach $3.6 million, which would be spent mainly in early 2003. Incremental cash for expenses for these potential projects could reach approximately $1.5 million in each of 2003 and 2004, for a total of $3.0 million.

      These restructuring projects in general require the approval of the lenders that are party to our credit agreement. We are confident in our ability to gain these approvals, and in our ability to work with our lenders to ensure our loans are structured in such a way (such as new term loans) as to allow for the available cash to fund these projects into 2003 and 2004.

      We are continually evaluating alternatives relating to divestitures of certain of our businesses (in addition to the Hamilton divestiture described above). Divestitures present opportunities to de-leverage our financial position and free up cash for further investments in core activities.

      Based on our current capital levels and its assumptions about future operating results, we believe that we will have sufficient resources to fund existing operating plans. However, if actual results differ materially from current assumptions, we may not have sufficient capital resources and may have to modify existing operating plans and/or seek additional capital resources. If we engage in efforts to obtain additional capital, we can make no assurances that these efforts will be successful or that the terms of such funding would be beneficial to the common stockholders.

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

      In 1984, the Authority issued $55.0 million of Industrial Revenue Bonds and lent the proceeds to SESCO under a loan agreement for the acquisition and construction of the facility that has now been transferred to the joint venture. The funds required to repay the loan agreement come from the monthly disposal fee, a component of which is for debt service, paid by the Authority under the service agreement between the Authority and SESCO. To induce the required parties to consent to the SESCO joint venture transaction, SESCO retained its liability under the loan agreement. In connection with that liability, SESCO also retained its right to receive the debt service component of the monthly disposal fee under the service agreement.

      Based on consultations with outside legal counsel, SESCO has a legally enforceable right to offset amounts it owes to the Authority under the loan agreement against amounts that are owed from the Authority under the service agreement. At September 30, 2002, this amount was $40.3 million. Accordingly, the amounts owed to and due from SESCO have been netted for financial reporting purposes and are not shown on the consolidated statements of financial position.

      In addition to SESCO retaining its liabilities under the loan agreement, to induce the required parties to consent to the joint venture transaction, Katy also continues to guarantee the obligations of the joint venture under the service agreement. The joint venture is liable for liquidated damages under the service agreement if it fails to accept the minimum amount of waste or to meet other performance standards under the service agreement. The liquidated damages, an off balance sheet risk for Katy, are equal to the amount of the bonds outstanding ($43.0 million), less $4.0 million maintained in a debt service reserve trust. We do not expect non-performance by the other parties. Additionally, Montenay Power Corporation has agreed to indemnify Katy for any breach of the service agreement by the joint venture.

SEVERANCE, RESTRUCTURING AND OTHER UNUSUAL CHARGES

      During the third quarter of 2002, we recorded $9.5 million of severance, restructuring and other charges. During the third quarter, we committed to a plan to abandon Contico's Earth City distribution facility, and to consolidate its operations into the Bridgeton, MO facility (both facilities are in the St. Louis, Missouri area). As a result, a $7.1 million charge was recorded to accrue a liability for non-cancelable lease payments associated with the Earth City facility. Also during the third quarter, the Contico business recorded a $1.4 million charge related to rent and other facility costs associated with its Warson Road facility (also in the St. Louis area), whose operations are also being consolidated into Bridgeton. A charge of $1.8 million was recorded in the second quarter of 2002 for the Warson Road facility, and the additional amount of $1.4 million was recorded after consideration of the market for sub-leasing and to accrue costs to refurbish the facility. The Contico business recorded related charges of $0.2 million incurred in moving inventory and equipment from Warson to Bridgeton, and $0.2 million in severance costs. The Corporate group recorded a $0.1 million charge for non-cancelable lease payments related to the former corporate headquarters. Also in the third quarter of 2002, a charge of $0.5 million was recorded for payments to consultants working with us on sourcing and other manufacturing and production efficiency initiatives.

      During the second quarter of 2002, we recorded $3.8 million of severance, restructuring, and other charges. Approximately $1.6 million of the charges related to accruals for payments to consultants working with us on sourcing and other manufacturing and production efficiency initiatives. Additionally, net non-cancelable rental payments of $1.8 million associated with the shut down of Contico's Warson Road facility in St. Louis, Missouri were accrued at June 30, 2002, as well as involuntary termination benefits of $0.1 million. The Warson Road facility shutdown involves a reduction in workforce of nineteen employees. The remaining $0.3 million was for involuntary termination benefits related to SESCO and for various integration costs in the consolidation of administrative functions into St. Louis, Missouri, from various operating divisions in the Maintenance Products group.

      During the first quarter of 2002, we recorded $2.3 million of severance, restructuring and other charges. Approximately $1.9 million of the charges related to accruals for payments to consultants working us on sourcing and other manufacturing and production efficiency initiatives. Approximately $0.3 million related to involuntary termination benefits for two management employees whose positions were eliminated, and $0.1 million were costs associated with the consolidation of administrative and operational functions.

      During the third quarter of 2001, we recorded $6.5 million of severance and restructuring charges, of which $5.1 million related to the payment or accrual of severance and other payments associated with the management transition as a result of the recapitalization. Additionally, $1.0 million of costs were incurred related primarily to outside consultants working with us on strategic operational and financial strategies. Included in this amount is a charge of $0.5 million for the fair value of stock options awarded to this non-employee firm. All of the remaining $0.5 million of costs were paid during the third quarter.

      During the second quarter of 2001, Contico undertook restructuring efforts that resulted in severance payments to various individuals. Forty-three employees, including two members of Contico and Katy executive management, received severance benefits. Total involuntary termination benefits were $1.6 million. All of these costs had been paid out by September 30, 2002.

      During the first quarter of 2001, Woods undertook a restructuring effort that involved reductions in senior management headcount as well as facility closings. We closed facilities in Loogootee and Bloomington, Indiana, as well as the Hong Kong office of Katy International, a subsidiary which coordinates sourcing of products from Asia. Sixteen management and administrative employees received severance packages. Total involuntary severance benefits were $0.5 million and other exit costs were $0.3 million. All of these costs had been paid out by September 30, 2002.

      As of September 30, 2002, accruals for severance and other restructuring costs totaled $13.8 million which will be paid through the year 2007. The table below summarizes the future obligations for severance, restructuring and other charges detailed above:

                                     Additional        Payments on
                        December    restructuring     restructuring    September
                        31, 2001      accruals         liabilities      30, 2002
                        --------------------------------------------------------
                2002     $3,209          3,302            (4,580)         1,931
                2003        265          5,493               (84)         5,674
                2004         55          1,157                --          1,212
                2005         55          1,216                --          1,271
                2006         22          1,289               (22)         1,289
          Thereafter         --          2,465                --          2,465
                         ------        -------           -------        -------
      Total payments     $3,606        $14,922           $(4,686)       $13,842
                         ======        =======           =======        =======

OUTLOOK FOR 2002

      We anticipate a continuation of the difficult economic conditions and business environment in 2002, which will present challenges in maintaining net sales. In particular, we expect to see softness continue in the restaurant, travel and hotel markets to which we sell cleaning products. However, we began to see some improvement in this channel during the second and third quarters of 2002. We have also seen strong sales performance from the Woods and Woods Canada retail electrical corded products business, which we expect to see continue through the end of the year. We have a significant concentration of customers in the mass-market retail, discount and do-it-yourself market channels. Our ability to maintain and increase our sales levels depends in part on our ability to retain and improve relationships with these customers. We face the continuing challenge of recovering or offsetting cost increases for raw materials.

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

      Selling, general and administrative costs are expected to improve as a percentage of sales from 2001 levels. Cost reduction efforts are ongoing throughout the Company. Our corporate office has relocated, and we expect to maintain modest headcount and rental costs. We have completed the process of transferring most back-office functions of our Wilen subsidiary from Atlanta to St. Louis, the headquarters of Contico. We are also in the process of transferring most back office functions of the Glit subsidiary in Wrens, Georgia to St. Louis. We will evaluate the possibility of further consolidation of administrative processes at our subsidiaries.

      We have announced or committed to several restructuring plans involving our operations. During the second and third quarters of 2002, respectively, we announced plans to consolidate the Contico business' Warson and Earth City facilities into the Bridgeton facility. All of these facilities are located in the St. Louis, Missouri area. The move from our Warson Road facility is expected to require approximately $0.5 million of incremental cash, approximately half of which had been spent at September 30, 2002, the other half of which will be spent by year end. The move from our Earth City facility will require approximately $1.9 million of incremental cash, $1.6 million in the form of capital expenditures, mainly for material handling equipment, and $0.3 million to move inventory and equipment. This cash will be spent in 2003. The large expense charges recorded during the second and third quarters of 2002 related to these facilities were mainly to accrue non-cancelable lease payments for these facilities (i.e., non-incremental cash).

      During October 2002, we also announced the planned closure of four Woods Industries manufacturing facilities in Indiana, necessitated by our decision to fully outsource our supply of electrical consumer corded products to lower cost sources. Woods already sources approximately half of its finished goods from vendors. We expect to record charges in the fourth quarter of 2002 related to this action. While outsourcing of the Woods' products is a cost-saving measure, Woods expects to maintain higher inventory levels, especially during mid-2003, as a result of this move.

      We are considering other restructuring alternatives as well, most of which center around consolidation of operations into fewer facilities. Certain of these projects under consideration could require more significant levels of incremental cash for both capital expenditures and moving and relocation costs. Expected capital needs for these projects, if finalized, may reach $3.6 million, which would be spent mainly in early 2003. Incremental cash for expenses for these potential projects could reach approximately $1.5 million in each of 2003 and 2004, for a total of $3.0 million.

      We are also pursuing a strategy of developing the Katy Maintenance Group
(KMG). This process involves bundling certain products of the janitorial/sanitation businesses of Contico, Wilen, Glit/Microtron and Disco for customers in the janitorial/sanitation markets. The new organization would allow customers to order certain products from all of the companies using a single purchase order, and billing and collection would be consolidated as well. In addition to administrative efficiencies, we believe that combining sales and marketing efforts of these entities will allow us a unique marketing opportunity to have improved delivery of both product and customer service. We do not expect significant financial benefits from this project in 2002, but believe it could contribute to improving profitability over the long-term.

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

      While 2003 plans are in the development phase, we expect to see continued improvement in operating cash flow as a result of cost reductions and other initiatives. Sales in 2003 are expected to remain flat from 2002 levels. Continued pricing pressures will require us to consider further restructuring alternatives to reduce our cost structure. These restructuring alternatives include facilities consolidation and sourcing of products from vendors as opposed to manufacturing.

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

      - The potential impact of rising interest rates on our Eurodollar-based Credit Agreement.

      -     Our inability to meet covenants associated with the Credit
            Agreement.

      - Our inability to work with our lenders to refinance the debt under the Credit Agreement in a way that will allow us to pursue planned restructuring and consolidation efforts involving our operations.

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

ENVIRONMENTAL AND OTHER CONTINGENCIES

      As set forth more fully in the Company's Form 10-K for the year ended December 31, 2001, the Company and certain of its current and former direct and indirect corporate predecessors, subsidiaries and divisions are involved in remedial activities at certain present and former locations and have been identified by the United States Environmental Protection Agency, state environmental agencies and private parties as potentially responsible parties ("PRPs") at a number of hazardous waste disposal sites under the Comprehensive Environmental Response, Compensation and Liability Act ("Superfund") or equivalent state laws and, as such, may be liable for the cost of cleanup and other remedial activities at these sites. Responsibility for cleanup and other remedial activities at a Superfund site is typically shared among PRPs based on an allocation formula. Under the federal Superfund statute, parties could be held jointly and severally liable, thus subjecting them to potential individual liability for the entire cost of cleanup at the site. Based on its estimate of allocation of liability among PRPs, the probability that other PRPs, many of whom are large, solvent, public companies, will fully pay the costs apportioned to them, currently available information concerning the scope of contamination, estimated remediation costs, estimated legal fees and other factors, we have recorded and accrued for indicated environmental liabilities at amounts that we deem reasonable and believe that any liability with respect to these matters in excess of the accruals will not be material. The ultimate cost will depend on a number of factors and the amount currently accrued represents management's best current estimate of the total cost to be incurred. We expect this amount to be substantially paid over the next one to four years.

      Katy also has a number of product liability and workers' compensation claims pending against it and its subsidiaries. Many of these claims are proceeding through the litigation process and the final outcome will not be known until a settlement is reached with the claimants or the cases are adjudicated. It can take up to 10 years from the date of the injury to reach a final outcome for such claims. With respect to the product liability and workers' compensation claims, we have provided for our share of expected losses beyond the applicable insurance coverage, including those incurred but not reported, which are developed using actuarial techniques. Such accruals are developed using currently available claim information, and represent management's best estimates. The ultimate cost of any individual claim can vary based upon, among other factors, the nature of the injury, the duration of the disability period, the length of the claim period, the jurisdiction of the claim and the nature of the final outcome.

      In December 1996, Banco del Atlantico, a bank located in Mexico, filed a lawsuit against Woods, a subsidiary of Katy, and against certain past and then present officers and directors and former owners of Woods, alleging that the defendants participated in a violation of the Racketeer Influenced and Corrupt Organizations ("RICO") Act involving allegedly fraudulently obtained loans from Mexican banks, including the plaintiff, and "money laundering" of the proceeds of the illegal enterprise. All of the foregoing is alleged to have occurred prior to Katy's purchase of Woods. The plaintiff also alleged that it made loans to an entity controlled by certain past officers and directors of Woods based upon fraudulent representations. The plaintiff seeks to hold Woods liable for its alleged damage under principles of respondeat superior and successor liability. The plaintiff is claiming damages in excess of $24.0 million and is requesting treble damages under RICO. Because certain threshold procedural and jurisdictional issues have not yet been fully adjudicated in this litigation, it is not possible at this time for us to reasonably determine an outcome or accurately estimate the range of potential exposure. We may have recourse against the former owner of Woods and others for, among other things, violations of covenants, representations and warranties under the purchase agreement through which Katy acquired Woods, and under state, federal and common law. In addition, the purchase price under the purchase agreement may be subject to adjustment as a result of the claims made by Banco del Atlantico. The extent or limit of any such adjustment cannot be predicted at this time. An adverse judgment in this matter could have an adverse impact on Katy's liquidity and financial position if the Company were not able to exercise recourse against the former owner of Woods.

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

      SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 although goodwill on business combinations consummated after July 1, 2001 will not be amortized. The Company has adopted the non-amortization provisions of SFAS No. 142 with regards to goodwill that has been reported on the balance sheets historically. The amount of goodwill amortization not recorded during the nine months ended September 30, 2002 as a result of the adoption of the non-amortization provisions was $1.4 million, before tax. Negative goodwill, which was created with the acquisition of Woods Industries in December 1996 and was amortized over five years, was fully amortized by December 31, 2001; therefore, the adoption of the non-amortization provisions of SFAS No. 142 had no impact on negative goodwill.

      See Note 2 to the Condensed Consolidated Financial Statements for further discussion of the final transition to SFAS No. 142.

      In August 2001, the FASB released SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Previously, two accounting models existed for long-lived assets to be disposed of, as SFAS No. 121 did not address the accounting for a segment of a business accounted for as a discontinued operation under APB Opinion 30. This statement establishes a single model based on the framework of SFAS No. 121. This statement also broadens the presentation of discontinued operations to include more disposal transactions. See Notes 3 and 4 to the Condensed Consolidated Financial Statements for further discussion of impairments and discontinued operations.

      During July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. Previous accounting guidance was provided by EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring). SFAS No. 146 replaces EITF Issue No. 94-3. The new standard is effective for exit or restructuring activities initiated after December 31, 2002, although earlier application is encouraged. We are considering a number of restructuring and exit activities at the current time, including plant closings and consolidation of facilities. To the extent these activities are initiated after December 31, 2002, this statement could have a significant impact on the timing of the recognition of these costs in the statements of operations, tending to spread the costs out as opposed to recognition of a large portion of the costs at the time we commit to such restructuring and exit plans. We have decided that we will not adopt the provisions of SFAS No. 146 prior to the required date.

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

                         Item 4. CONTROLS AND PROCEDURES

      We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our SEC filings is reported within the time periods specified in the SEC's rules, and that such information is accumulated and communicated to the management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We also have investments in certain unconsolidated entities. As we do not control or manage these entities, the disclosure controls and procedures with respect to such entities are necessarily more limited than those we maintain with respect to our consolidated subsidiaries.

      Within the 90 days prior to the filing date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to Katy (including its consolidated subsidiaries) required to be included in our periodic SEC filings. There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

Item 5. OTHER INFORMATION

      None.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibit

      None.

(b) Reports on Form 8-K

      None.

                                   Signatures

      Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              KATY INDUSTRIES, INC.
                                   Registrant


DATE: November 14, 2002                 By /s/ C. Michael Jacobi
                                           ------------------------
                                           C. Michael Jacobi
                                           President and Chief Executive Officer


                                        By /s/ Amir Rosenthal
                                           ------------------------
                                           Amir Rosenthal
                                           Vice President, Chief Financial
                                           Officer, General Counsel and
                                           Secretary

                            CERTIFICATION PURSUANT TO
               RULE 13A-14 OF THE SECURITIES EXCHANGE ACT OF 1934,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, C. Michael Jacobi, Chief Executive Officer of the company, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Katy Industries, Inc. (the "registrant");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

        presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

        all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in the quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002                 By: /s/ C. Michael Jacobi
                                            -----------------------
                                            C. Michael Jacobi
                                            Chief Executive Officer

                            CERTIFICATION PURSUANT TO
               RULE 13A-14 OF THE SECURITIES EXCHANGE ACT OF 1934,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Amir Rosenthal, Chief Financial Officer of the company, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Katy Industries, Inc. (the "registrant");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

        presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

        all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in the quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002                 By: /s/ Amir Rosenthal
                                            -----------------------
                                            Amir Rosenthal
                                            Chief Financial Officer