Form 10-K
period 2002-12-31
KATY INDUSTRIES INC
filed 2003-04-15
CIK 54681

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-K

            |X|   Annual Report Pursuant to Section 13 or 15(d) of the
                           Securities Exchange Act of 1934

                  For the fiscal year ended: December 31, 2002

                                       OR

|_|   Transition Report Pursuant to Section 13 or 15(d) of the Securities
                               Exchange Act of 1934

                         Commission file number 1-5558

                              Katy Industries, Inc.
             (Exact name of registrant as specified in its charter)

         Delaware                                       75-1277589
(State of Incorporation)                   (IRS Employer Identification Number)

765 Straits Turnpike, Suite 2000, Middlebury, CT             06762
    (Address of Principal Executive Offices)               (Zip Code)

       Registrant's telephone number, including area code: (203) 598-0397

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

                                 YES |X| NO |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

        Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2)

                                 YES |_| NO |X|

      The aggregate market value of the voting common stock held by non-affiliates of the registrant* (based upon its closing transaction price on the New York Stock Exchange Composite Tape on June 28, 2002), as of April 14, 2003 was $26,347,835. On that date 8,362,427 shares of common stock, $1.00 par value, were outstanding, the only class of the registrant's common stock. 5,217,393 shares of common stock were held by non-affiliates of the registrant.

* Calculated by excluding all shares held by executive officers and directors of the registrant without conceding that all such persons are "affiliates" of the registrant for purposes of federal securities laws.

                       DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for the 2003 annual meeting - Part III.

Exhibit index appears on page 88. Report consists of 92 pages.

                                     PART I

Item 1. BUSINESS

      Katy Industries, Inc. (Katy or the Company) was organized as a Delaware corporation in 1967. We carry on our business through two principal operating groups: Maintenance Products and Electrical/Electronics. We also have a minority interest in a seafood harvesting company. Each majority-owned company operates within a broad framework of policies and corporate goals. Katy's corporate management is responsible for overall planning, financial management, acquisitions, dispositions, and other related administrative and corporate matters.

Recapitalization

      On June 28, 2001, we completed a recapitalization of the Company. Katy reached a definitive agreement on June 2, 2001 with KKTY Holding Company, LLC.
(KKTY), an affiliate of Kohlberg Investors IV, L.P. (Kohlberg), regarding the recapitalization. On June 28, 2001, our stockholders approved proposals to effectuate the recapitalization at their annual meeting, including classification of the board of directors into two classes with staggered terms. Under the terms of the recapitalization, directors designated by KKTY represent a majority of our Board of Directors. Pursuant to the shareholder vote at the annual meeting, four of the elected directors are considered Class I directors, and were elected for an initial term of one year. These directors include C. Michael Jacobi, President and CEO, and three directors who were not designated by KKTY. The Class I directors elected at the 2002 stockholders' meeting, and their successors, will serve two year terms. Five of the elected directors are considered Class II directors, and will serve terms of two years. All of the Class II directors are designees of KKTY.

      Under the terms of the recapitalization, KKTY purchased 700,000 shares of newly issued preferred stock, $100 par value per share (Convertible Preferred Stock), which is convertible into 11,666,666 common shares, for an aggregate purchase price of $70.0 million. More information regarding the Convertible Preferred Stock can be found in Note 10 to the Consolidated Financial Statements of Katy included in Part II, Item 8. The recapitalization allowed us to retire obligations we had under our former revolving credit agreement which was agented by Bank of America (Bank of America Credit Agreement). In connection with the recapitalization, we entered into a new credit agreement, agented by Bankers Trust Company, a subsidiary of Deutsche Bank (Deutsche Bank Credit Agreement) to finance the future operations of Katy. More information regarding the Deutsche Bank Credit Agreement can be found in Note 9 to the Consolidated Financial Statements of Katy included in Part II, Item 8, and in the Liquidity and Capital Resources section of Management's Discussion and Analysis of Financial Condition and Results of Operations, included in Part II, Item 7. Our debt obligations under the Deutsche Bank Credit Agreement were refinanced on February 3, 2003, under a new credit agreement agented by Fleet Capital (Fleet Credit Agreement).

      Also in connection with the recapitalization, we entered into an agreement with the holder of the preferred interest in our Contico International, L.L.C. (Contico) subsidiary to redeem early approximately half of such interest at a discount, plus accrued distributions thereon, which had a stated value prior to the recapitalization of $32.9 million. See Note 13 to the Consolidated Financial Statements of Katy included in Part II, Item 8. We utilized approximately $10.2 million of the proceeds from the issuance of the Convertible Preferred Stock for this purpose. The difference between the amount paid on redemption and the stated value of preferred interest redeemed ($6.6 million, plus the tax effect of $0.1 million) was recognized as an increase to Additional Paid-in Capital on the Consolidated Statements of Stockholders' Equity. This gain is also reflected in the Consolidated Statement of Operations as a reduction in net loss attributable to common shareholders. Following is a summary of the sources and uses of funds from, and in connection with, the recapitalization:

      (Thousands of Dollars)

      Sources:
      Sale of Convertible Preferred Stock                               $ 70,000
      Borrowings under the Deutsche Bank Credit Agreement                 93,211
                                                                        --------
                                                                        $163,211
                                                                        ========
      Uses:
      Paydown of principal obligations under the Bank of
      America Credit Agreement                                          $144,300
      Payment of accrued interest under the Bank of America
      Credit Agreement                                                       624
      Purchase of one-half of preferred interest of Contico
      at a discount                                                        9,900
      Payment of accrued distributions on one-half of preferred
      interest of Contico                                                    322
      Certain costs associated with the recapitalization
                                                                           8,065
                                                                        --------
                                                                        $163,211
                                                                        ========

      In connection with the Fleet Credit Agreement completed in February 2003, the remainder of the preferred interest in Contico (carrying value of $16.4 million at December 31, 2002) was redeemed early at a similar 40% discount. More information regarding this redemption can be found in Note 24 to the Consolidated Financial Statements of Katy included in Part II, Item 8.

Operations

      Selected operating data for each operating group can be found in Management's Discussion and Analysis of Financial Condition and Results of Operations included in Part II, Item 7. Information regarding foreign and domestic operations and export sales can be found in Note 18 to the Consolidated Financial Statements of Katy included in Part II, Item 8. Set forth below is information about our operating groups and investments and about our business in general.

      We are restructuring many of our operations in order to maintain a low cost structure, which is essential for us to be competitive in the markets we serve. These restructuring efforts include consolidation of facilities, headcount reductions, and evaluation of sourcing strategies to determine the lowest cost method for obtaining finished product. Costs associated with these efforts include expenses for recording liabilities for non-cancelable leases at facilities that are abandoned, severance and other employee termination costs, costs to move inventory and equipment, consultant costs for sourcing strategy evaluation, and other exit costs that may be incurred not only with consolidation of facilities, but potentially the complete shut down of certain manufacturing operations. We have incurred significant costs in this respect during 2002 ($19.2 million) and 2001 ($13.4 million), and to a lesser extent in 2000 ($2.7 million). It should be noted that $8.3 million of the costs incurred during 2001 related mainly to severance and other employee termination costs and other non-recurring costs associated with the closure of the former corporate office and a significant changeover in management. We expect to incur additional costs in 2003 and 2004, although the remaining costs in total are expected to be significantly lower than those recognized in 2002 and 2001.

Maintenance Products Group

      The Maintenance Products group's principal business is the manufacturing, distribution and sale of sanitary maintenance supplies, professional cleaning products, consumer products, abrasives and stains. Total revenues during 2002 were $314.6 million, and operating loss was ($19.9) million. The operating loss included $20.8 million of impairments of long-lived assets, and $13.6 million of severance, restructuring and related charges. The group accounted for 68% of the Company's sales from continuing operations in 2002. Duckback Products, Inc. is the only business in this group that is subject to significant seasonal sales trends. The maintenance Products group sells product to both commercial and consumer end-users. The business units in this group are:

      Contico International, L.L.C. (Contico) Contico is headquartered in St. Louis, Missouri. Contico's U.S. operations consist of three primary business units. The Janitorial/Sanitation (Jan San) business is a plastics manufacturer and a distributor of products for the commercial sanitary maintenance and food service markets. Examples of Contico Jan San products are trash receptacles, bucket/wringer combo units for mops, wet floor signs, janitorial carts, food storage bins, and other products designed for commercial cleaning and food service. The Consumer/Retail (Consumer) business is a plastics and metals manufacturer of consumer and automotive storage products, sold primarily through major home improvement and mass market retail outlets. Examples of Contico Consumer products are metal and plastic storage boxes designed for pickup trucks, garage shelving, drawer storage units, and clear plastic and heavy duty storage bins. The Container business is a plastics manufacturer of products for commercial and industrial use, including storage drums and pails. Contico also has operations in the United Kingdom. Contico Manufacturing, Ltd. is a distributor of primarily plastic products for the commercial and sanitary maintenance markets in the UK. Contico Europe Holdings is a plastics manufacturer of consumer storage products, sold primarily to major retail outlets in the UK. Consumer products are sold under the Contico(R) brand name and Jan San products are sold under the Continental(R) and Contico(R) brand names. Contico also has operations in southern California and Winters, Texas.

      Glit/Disco, Inc. (Disco) Disco, headquartered in McDonough, Georgia, is a manufacturer and distributor of filtration, cleaning and specialty products sold to the restaurant/food service industry. Examples of Disco products include fryer filters, grill bricks, and other food service items.

      Duckback Products, Inc. (Duckback) Duckback, headquartered in Chico, California, is a manufacturer of high quality exterior transparent stains, coatings and water repellents. These products are sold primarily under the trade names Superdeck(R), Mason's Select(R) and Supershade(R). Superdeck products are primarily protective deck stains for use on wood, while Mason's Select products are protective stains for use on concrete patios, driveways, and other similar surfaces. Duckback's revenues and operating income are subject to seasonal trends, with higher sales late in the first quarter and early in the second quarter, in anticipation of warm weather outdoor work, and lower sales levels in the fourth quarter.

      Glit/Microtron Abrasives (Glit/Microtron) Glit/Microtron is headquartered in Wrens, Georgia, and has an additional manufacturing facility in Pineville, North Carolina. Glit/Microtron manufactures non-woven floor maintenance pads, abrasive hand pads, scouring pads and specialty abrasive products for cleaning and finishing. Glit/Microtron sells certain abrasive products under the Brillo brand name (under license) through commercial channels. Products are sold primarily through commercial sanitary maintenance and food service markets, with some products sold through consumer/retail outlets.

      Gemtex, Ltd. (Gemtex) Gemtex, headquartered in Etobicoke, Ontario, Canada, is a manufacturer and distributor of resin fiber disks and other coated abrasives for the original equipment manufacturers (OEM), automotive, industrial, and home improvement markets.

      Loren Products (Loren) Loren, headquartered in Lawrence, Massachusetts, is a manufacturer and distributor of abrasive products and roof ventilation products for the sanitary maintenance and construction industries.

      Wilen Products, Inc. (Wilen) Wilen, headquartered in Atlanta, Georgia, is a manufacturer and distributor of professional cleaning products, including mops, brooms, brushes, and plastic cleaning accessories. Wilen's products are sold primarily through commercial sanitary maintenance and food service markets, with some products sold through consumer/retail outlets.

Electrical/Electronics Group

      The Electrical/Electronics group's principal business is the manufacturing, distribution, and sale of consumer electric corded products, electrical and electronic accessories, and electronic components. Revenues in 2002 were $144.2 million and operating income was $2.9 million. Operating income in 2002 included $0.4 million of impairments of long-lived assets, and $5.2 million of severance, restructuring and related charges. The group accounted for 32% of the Company's consolidated sales in 2002. Both Woods Industries, Inc. and Woods Industries (Canada), Inc. are subject to seasonal sales trends, with higher sales in the third and early fourth quarters in connection with the holiday shopping season. The Electrical/Electronics group sells product to consumer end-users. On March 6, 2003, we announced that we are exploring the sale of the Woods and Woods Canada businesses. However, there can be no assurance that a sale of the Woods and Woods Canada businesses can be completed. The business units in this group are:

      Woods Industries, Inc. (Woods) Woods, headquartered in Carmel, Indiana, distributes consumer electric corded products, supplies and electrical/electronics accessories. Examples of Woods products are outdoor and indoor extension cords, cord reels, surge protectors, power strips, and work lights. Products are sold under brand names including Woods(R), Yellow Jacket(R), Tradesman(R), and AC/Delco(R). These products are sold primarily through major home improvement and mass market retail outlets. Woods' products are sourced primarily from Asia.

      Woods Industries (Canada), Inc. (Woods Canada) Woods Canada, headquartered in Toronto, Ontario, Canada, manufactures and distributes consumer electric corded products, supplies and electrical/electronics accessories. In addition to products listed above for Woods, Woods Canada primary product offerings include garden lighting and timers. Products are sold under brand names including Noma(R) and Woods(R). These products are sold primarily through major home improvement and mass market retail outlets in Canada. Certain of Woods Canada's products are manufactured in Canada, while the remainder is sourced from Asia.

Other Operations

      The businesses in this group include a 43% equity investment in a shrimp harvesting and farming operation, and a waste-to-energy facility.

      Sahlman Holding Company, Inc. (Sahlman) Sahlman harvests shrimp off the coast of South and Central America and owns shrimp farming operations in Nicaragua. Sahlman has a number of competitors, some of which are larger and have greater financial resources. Katy's interest in this company is an equity investment.

      Savannah Energy Systems Company (SESCO). SESCO operated a waste-to-energy facility in Savannah, Georgia. On March 15, 2002, we signed agreements with a third party that turned over operation of the facility to a partnership managed by an affiliate of Montenay Power Corporation. See Note 8 to Consolidated Financial Statements of Katy included in Part II, Item 8.

Discontinued Operations

      We have identified certain operations that we consider non-core to the future operations of the Company. Hamilton Precision Metals L.P. (Hamilton), a reroller of precision metal foils and strips located in Lancaster, Pennsylvania, was sold in October 2002 for gross proceeds of $13.9 million. Hamilton was formerly part of the Electrical/Electronics group. Prior to its sale, Hamilton generated $10.4 million of net sales and $1.6 million of operating income. GC/Waldom Electronics, Inc. (GC/Waldom), described below, was still owned by Katy at December 31, 2002, but was considered held for sale, and was subsequently sold on April 2, 2003 for gross proceeds of $8.3 million. GC/Waldom is headquartered in Rockford, Illinois. During 2002, GC/Waldom generated $22.5 million in net sales, and incurred a net operating loss of ($6.3) million. We do not expect to report a significant gain or loss on the sale of GC/Waldom. GC/Waldom is a leading value-added distributor of high quality, brand name electrical and electronic parts, components and accessories. In addition, the company produces a full line of home entertainment component parts and service technician products. GC/Waldom distributes primarily to the electronic, automotive and communication industries. A significant portion of GC/Waldom's products is sourced from Asia. GC/Waldom was formerly a part of the Electrical/Electronics group, but has been classified in discontinued operations as the business was held for sale at December 31, 2002, and has met the other criteria established by Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

Customers

      We have several large customers in the mass merchant/discount/home improvement retail markets. One customer accounted for 17% of consolidated net sales. Sales to this particular customer are made by Contico, Woods and Glit/Microtron. A significant loss of business at this retail outlet could have an adverse impact on our results.

Backlog

Maintenance Products:

      Our aggregate backlog position for the Maintenance Products group was $8.1 million and $11.9 million as of December 31, 2002 and 2001, respectively. The orders placed in 2002 are firm and are expected to be shipped during 2003.

Electrical/Electronics:

      Our aggregate backlog position for the Electrical/Electronics group was $3.6 million and $3.0 million as of December 31, 2002 and 2001, respectively. The orders placed in 2002 are firm and are expected to be shipped during 2003.

Markets and Competition

Maintenance Products:

      We market a variety of professional cleaning products to the commercial janitorial/sanitation markets. Sales and marketing of these products is handled through a combination of direct sales personnel, manufacturers' sales representatives, and wholesale distributors. Cleaning products sold by the Company include 1) plastic items, such as trash receptacles, buckets, carts, and signs, 2) abrasive products, including floor cleaning and polishing pads, and hand scouring pads, 3) mops, brooms, and brushes, and 4) items for the food service industry, including filters, grill cleaning supplies, and food storage containers.

      The commercial distribution channels for these products are highly fragmented, resulting in a large number of small customers, mainly distributors of janitorial cleaning products. The markets for our maintenance products are highly competitive. Competition is based primarily on price and the ability to provide superior customer service in the form of complete on-time product delivery. Other competitive factors include brand recognition and product design, quality and performance. We compete for market share with a number of different competitors, depending upon the specific product. In large part, our competition is unique in each area of 1) plastics, 2) abrasives, and 3) mops, brooms and brushes. We believe that we have established long standing relationships with our major customers based on quality products and service, while continuing to strive to be a low cost provider in this industry. Our ability to remain a low cost provider in the industry is highly dependent on the price of our raw materials, primarily resin. Resin prices are influenced to a certain degree by market prices for natural gas and crude oil, as well as supply and demand factors within the plastics manufacturing industry. Being a low cost producer is also dependent upon our ability to reduce and subsequently control our cost structure, which is further dependent upon our ongoing restructuring efforts.

      We market branded consumer in-home and automotive storage, protective sealant stains, and to a lesser extent, abrasive products and mops and brooms, to consumer/retail outlets in the U.S. The consumer distribution channels for these products, especially the in-home and automotive storage, are highly concentrated, with several large "mass-market" retailers representing a very significant portion of the customer base. However, the Company continues to develop new markets for its products, including sporting goods. Distribution channels for protective sealant stains are primarily through paint distribution channels, with products ultimately being sold in specialty/high-end paint stores and hardware stores. Sales and marketing of these products is generally handled by direct sales personnel. Our ability to remain competitive in these consumer markets is dependent upon our position as a low cost producer, and also upon our development of new and innovative products. Being a low cost producer is also dependent upon our ability to reduce and subsequently control our cost structure, which is further dependent upon our ongoing restructuring efforts. Our restructuring efforts include consolidation of facilities and headcount reductions.

      Less significant amounts (based on net sales dollars) are sold to different markets, such as roofing ventilation products to the construction trade, and resin fiber disks and other abrasive disks to the OEM trade.

Electrical/Electronics:

      We market branded electrical and electronics products primarily in North America through a combination of direct sales personnel and manufacturers' sales representatives. Our primary customer base consists of major national retail chains that service the home improvement, hardware, mass merchant, discount and automotive markets, and smaller regional concerns serving a similar customer base.

      Electrical and electronic products sold by the Company are generally used by consumers and include such items as extension cords, work lights, surge suppressors, power taps and strips, and outdoor lights and timers. We have entered into license agreements pursuant to which we market certain of our products using certain other companies' proprietary brand names. Overall demand for our products is highly correlated with consumer demand, the performance of the general economy and, to a lesser extent, home construction and resale activity.

      The markets for our electrical and electronic products are highly competitive. Competition is based primarily on price and the ability to provide superior customer service in the form of complete on-time product delivery. Other competitive factors include brand recognition, product design, quality and performance. Foreign competitors, especially from Asia, provide an increasing level of competition. Our ability to remain competitive in these markets is dependent upon continued efforts to remain a low-cost provider of these products.

Raw Materials

      Our operations have not experienced significant difficulties in obtaining raw materials, fuels, parts or supplies for their activities during the most recent fiscal year, but no prediction can be made as to possible future supply problems or production disruptions resulting from possible shortages. Our Electrical/Electronics businesses are highly dependent upon products sourced from Asia, and therefore remain vulnerable to potential disruptions in that supply chain. We are also subject to uncertainties involving labor relations issues at entities involved in our supply chain, both at suppliers and in the transportation and shipping area. Our Contico subsidiary (and some others to a lesser extent) uses polyethylene, polypropylene and other thermoplastic resins as raw materials in a substantial portion of its plastic products. Prices of plastic resins, such as polyethylene and polypropylene, have increased during the early months of 2003. Management has observed that the prices of plastic resins are driven to an extent by prices for crude oil and natural gas, in addition to other factors specific to the supply and demand of the resins themselves. We cannot predict the longevity of the current price increase, or if resin prices may increase further or be reduced through the rest of 2003. We are also exposed to price changes for copper (used by Woods and Woods Canada), corrugated packaging material and other raw materials. Copper prices have also increased in recent months. We have not employed an active hedging program related to our commodity price risk, but are employing other strategies for mitigating the risk. In a climate of rising raw material costs, we experience difficulty in raising prices to shift these higher costs to our customers. Our future earnings may be negatively impacted to the extent increased costs for raw materials cannot be recovered or offset.

Employees

      As of December 31, 2002, we employed 2,261 people. Approximately 585 of these employees were members of various unions. Our labor relations are generally satisfactory and there have been no strikes in recent years. Our operations can be impacted by labor relations issues involving other entities in our supply chain.

Regulatory and Environmental Matters

      We do not anticipate that federal, state or local environmental laws or regulations will have a material adverse effect on our consolidated operations or financial position. We anticipate making additional expenditures for environmental matters during 2003, in accordance with terms agreed upon with the United States Environmental Protection Agency and various state environmental agencies. See Environmental and Other Contingencies in Part II, Item 7.

Licenses, Patents and Trademarks

      The success of our products historically has not depended largely on patent, trademark and license protection, but rather on the quality of our products, proprietary technology, contract performance, customer service and the technical competence and innovative ability of our personnel to develop and introduce salable products. However, we do rely to a certain extent on patent protection, trade marks and licensing arrangements in the marketing of certain products. Examples of key licensed and protected trade marks include Yellow Jacket(R), Woods(R), Tradesman(R), AC/Delco(TM) (Woods); Noma(R) (Woods Canada); Contico(R) and Continental(R) (Contico); Glit(R), Microtron(R), Brillo(TM), and Kleenfast(R) (Glit/Microtron); Wilen(R); Trim-Kut(R) (Gemtex); and Superdeck(R), and Mason's Select(R) (Duckback). Divisions most reliant upon patented products and technology are Contico, Woods, and Gemtex. Further, we are renewing our emphasis on new product development, which will increase our reliance on patent and trademark protection across all business units.

Available Information

      We maintain a website at http://www.katyindustries.com. We make available, free of charge through our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and, if applicable, all amendments to these reports, as soon as reasonably practicable after such reports are electronically filed or furnished to the SEC. The information on our website is not, and shall not be deemed to be, a part of this report or incorporated into any other filings we make with the SEC.

Item 2. PROPERTIES

      As of December 31, 2002, our total building floor area owned or leased was 4,570,000 square feet, of which 1,038,000 square feet were owned and 3,532,000 square feet were leased. The following table shows by industry segment a summary of the size (in square feet) and character of the various facilities included in the above totals together with the location of the principal facilities.

Industry Segment                                        Owned    Leased   Total
----------------                                        ------   ------   ------
(In thousands of square feet)

Maintenance Products - primarily
  plant and office facilities with principal
  facilities located in Chico, Norwalk and
  Santa Fe Springs, California; Wrens, Thomson,
  McDonough and Atlanta, Georgia; Bridgeton,
  St. Louis, Earth City and
  Hazelwood, Missouri;
  Pineville, North Carolina; Buffalo, New York;
  Lawrence, Massachusetts; Winters, Texas;
  Etobicoke and Mississauga, Ontario, Canada; and
  Redruth, Cornwall, England                               561    2,995    3,556

Electrical/Electronics - primarily plant and
  office facilities with principal facilities
  located in Carmel and Indianapolis, Indiana,
  Toronto, Ontario, Canada,
   and Taipei, Taiwan                                      477      532    1,009

Corporate - office facility in Middlebury, Connecticut                5        5

      During 2002, we consolidated a majority of our Warson Road facility in St. Louis, Missouri into our Bridgeton, Missouri building. We have abandoned 40% of the Earth City, Missouri facility at December 31, 2002, and plan to abandon the remaining 60% during 2003, consolidating these operations into the Bridgeton, Missouri facility. At December 31, 2002, we also owned a building occupied by GC/Waldom Electronics, Inc. (GC/Waldom). The building contains 176,000 square feet. GC/Waldom is classified as a discontinued operation at December 31, 2002. We believe that our current facilities meet our needs in our existing markets for the foreseeable future.

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

      The W. J. Smith case originated in the 1980s when the United States and the State of Texas, through the Texas Water Commission, initiated environmental enforcement actions against W.J. Smith alleging that certain conditions on the W.J. Smith property (the Property) violated environmental laws. Following these enforcement actions, W.J. Smith engaged in a series of cleanup activities on the Property and implemented a groundwater monitoring program.

      In 1993, the Texas Water Commission referred the matter to the United States Environmental Protection Agency (EPA), which initiated a proceeding under
Section 7003 of the Resource Conservation and Recovery Act (RCRA) against W.J. Smith and Katy. The proceeding sought certain actions at the site and certain off-site areas, as well as development and implementation of additional cleanup activities to mitigate off-site releases. In December 1995, W.J. Smith, Katy and the EPA agreed to resolve the proceeding through an Administrative Order on Consent under Section 7003 of RCRA. W.J. Smith and Katy completed cleanup activities required by the Order. W.J. Smith is currently implementing an RCRA facility investigation of the site and an investigation of certain off-site areas pursuant to the request of the EPA.

      While ultimate liability with respect to this matter is not easily determinable, we have recorded and accrued amounts that we deem reasonable and probable for prospective costs with respect to this matter and we believe that any additional costs with respect to this matter in excess of the accrual will not be material.

      In addition to the claim specifically identified above, a purported class action lawsuit was filed by twenty individuals in federal court in the Marshall Division of the Eastern District of Texas, on behalf of "landowners and persons who reside and/or work in" an identified geographical area surrounding the W.J. Smith facility in Denison, Texas. The lawsuit purported to allege claims under state law for negligence, trespass, nuisance and assault and battery. It sought damages for personal injury and property damage, as well as punitive damages. The named defendants were Union Pacific Corporation, Union Pacific Railroad Company, Katy Industries and W.J. Smith. On June 10, 2002, Katy and W.J. Smith filed a motion to dismiss the case for lack of federal jurisdiction, or in the alternative, to transfer the case to the Sherman Division of the Eastern District of Texas. In response, plaintiffs filed a motion for leave to amend the complaint to add a federal claim under RCRA. On July 30, 2002, the court dismissed plaintiffs' lawsuit in its entirety.

      On July 31, 2002, plaintiffs filed a new lawsuit against the same defendants, again in the Marshall Division of the Eastern District of Texas, alleging class claims under the federal Comprehensive Environmental Liability and Compensation Act (CERCLA) and state law negligence, trespass, nuisance, assault and battery and unjust enrichment theories. Katy and W.J. Smith have filed a motion to dismiss the lawsuit or, in the alternative, to transfer venue to the Sherman Division. In response, plaintiffs filed a motion for leave to amend the complaint. The court granted plaintiffs' motion to amend and denied Katy and W. J. Smith's motion to dismiss or transfer venue. Plaintiff's counsel has informed legal counsel for the Company that he is no longer seeking class-wide relief for personal injury claims. Plaintiff's counsel has therefore prepared and circulated a draft amended complaint clarifying that this lawsuit is not a personal injury class action. A determination of ultimate liability with respect to this matter is not estimable at this time.

General Environmental Claims

      Katy and certain of our current and former direct and indirect corporate predecessors, subsidiaries and divisions have been identified by EPA, state environmental agencies and private parties as potentially responsible parties at a number of waste disposal sites under CERCLA or equivalent state laws, and, as such, may be liable for the costs of cleanup and other remedial activities at these sites. The costs involved in these matters are, by nature, difficult to estimate and subject to substantial change as litigation or negotiations with the United States, states and other parties proceed. While ultimate liability with respect to these matters is not easily determinable, we have recorded and accrued amounts that we deem reasonable and probable for prospective costs and we believe that any costs with respect to such matters in excess of the accruals will not be material.

2. Banco del Atlantico, S.A. v. Woods Industries, Inc., et al., Civil Action No. L-96-139 (U.S. District Court, Southern District of Texas).

      In December 1996, Banco del Atlantico, a bank located in Mexico, filed a lawsuit against Woods, a subsidiary of Katy, and against certain past and then-present officers and directors and former owners of Woods, alleging that the defendants participated in a violation of the Racketeer Influenced and Corrupt Organizations (RICO) Act involving allegedly fraudulently obtained loans from Mexican banks, including the plaintiff, and "money laundering" of the proceeds of the illegal enterprise. All of the foregoing is alleged to have occurred prior to Katy's purchase of Woods. The plaintiff also alleged that it made loans to an entity controlled by certain past officers and directors of Woods based upon fraudulent representations. The plaintiff seeks to hold Woods liable for its alleged damages directly, and under principles of respondeat superior and successor liability. The plaintiff is claiming damages in excess of $24.0 million and is requesting treble damages under RICO. Because certain threshold procedural and jurisdictional issues have not yet been fully adjudicated in this litigation, it is not possible at this time for the Company to reasonably determine an outcome or accurately estimate the range of potential exposure. Katy may have recourse against the former owner of Woods and others for, among other things, violations of covenants, representations and warranties under the purchase agreement through which Katy acquired Woods, and under state, federal and common law. In addition, the purchase price under the purchase agreement may be subject to adjustment as a result of the claims made by Banco del Atlantico or other issues related to the litigation. The extent or limit of any such adjustment cannot be predicted at this time. An adverse judgment in this matter could have a material impact on Katy's liquidity and financial position if the Company were not able to exercise recourse against the former owner of Woods.

3. General

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      There were no matters submitted to a vote of the security holders during the fourth quarter of 2002.

                                     PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      Our common stock is traded on the New York Stock Exchange (NYSE). The following table sets forth high and low sales prices for the common stock in composite transactions as reported on the NYSE composite tape for the prior two years and cash dividends declared during the respective periods.

                                                                    Dividends
        Period                             High         Low         Declared
        ------                             ----         ---         --------

        2002
           First Quarter                   $6.75       $3.40          $.000
           Second Quarter                   6.28        4.85           .000
           Third Quarter                    4.99        2.90           .000
           Fourth Quarter                   3.70        2.50           .000

        2001
           First Quarter                   $8.00       $5.60          $.000
           Second Quarter                   7.35        4.05           .000
           Third Quarter                    4.80        2.95           .000
           Fourth Quarter                   3.55        3.00           .000

      Dividends are paid at the discretion of the Board of Directors. On March 30, 2001, our Board of Directors decided to suspend quarterly dividends in order to preserve cash for operations. Additionally, under the restrictions related to our Fleet Credit Agreement, the payment of dividends has been suspended through the term of that agreement.

      As of April 1, 2003, there were approximately 596 holders of record of our common stock, in addition to approximately 1,353 holders in street name, and there were 8,362,177 shares of Common Stock outstanding.

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

            As discussed above, the preferred shares are entitled to a 15% PIK dividend (that is, dividends in the form of additional shares of preferred stock), compounded annually, which started accruing on August 1, 2001, and are payable on the first day in August in each of 2002, 2003, 2004, and on December 31, 2004. No dividends will accrue or be payable after December 31, 2004. As a result, KKTY received an additional 105,000 shares of convertible preferred stock on August 1, 2002. If KKTY continues to hold the preferred stock through December 31, 2004, it will receive, including the 105,000 shares already received, a total of 431,555 shares of preferred stock through PIK dividends, which would be convertible into an additional 7,192,598 shares of common stock.

Item 6. SELECTED FINANCIAL DATA

                                                                                 Years Ended December 31,
                                                                                 ------------------------

                                                              2002           2001           2000          1999            1998
                                                          -----------    -----------    -----------    ------------    ----------
                                                                  (Thousands of Dollars, except per share data and ratios)
Net sales                                                 $   459,990    $   460,176    $   523,639    $    526,809    $  295,245
                                                          ===========    ===========    ===========    ============    ==========

(Loss) income from continuing operations [a]              $   (51,391)   $   (62,867)   $    (7,781)   $     10,845    $    9,933
   Discontinued operations [b]                                 (2,844)           787          2,323            (390)        3,149
   Extraordinary loss on early extinguishment of
   debt [b] [e]                                                    --         (1,182)            --              --            --
   Cumulative effect of a change in accounting
   principle [b] [f]                                           (2,514)            --             --              --            --
                                                          -----------    -----------    -----------    ------------    ----------
             Net (loss) income                            $   (56,749)   $   (63,262)   $    (5,458)   $     10,455    $   13,082
                                                          ===========    ===========    ===========    ============    ==========

(Loss) earnings per share - Basic:
   (Loss) income from continuing operations                     (7.47)         (7.23)         (0.93)           1.29          1.20
   Discontinued operations                                      (0.34)          0.09           0.28           (0.04)         0.38
   Extraordinary loss on early extinguishment of debt              --          (0.14)            --              --            --
   Cumulative effect of a change in accounting principle        (0.30)            --             --
                                                          -----------    -----------    -----------    ------------    ----------
             (Loss) earnings per common share             $     (8.11)   $     (7.28)   $     (0.65)   $       1.25    $     1.58
                                                          ===========    ===========    ===========    ============    ==========

(Loss) earnings per share - Diluted:
   (Loss) income from continuing operations                     (7.47)         (7.23)         (0.93)           1.25          1.18
   Discontinued operations                                      (0.34)          0.09           0.28           (0.04)         0.37
   Extraordinary loss on early extinguishment of debt              --          (0.14)            --              --            --
   Cumulative effect of a change in accounting principle        (0.30)            --             --
                                                          -----------    -----------    -----------    ------------    ----------
             (Loss) earnings per common share             $     (8.11)   $     (7.28)   $     (0.65)   $       1.21    $     1.55
                                                          ===========    ===========    ===========    ============    ==========

Total assets                                              $   275,977    $   347,955    $   446,723    $    493,104    $  294,131
Total liabilities                                             157,405        173,691        263,490         299,893       144,815
Preferred interest in subsidiary                               16,400         16,400         32,900          32,900            --
Stockholders' equity                                          102,172        157,864        150,333         160,311       149,316
Long-term debt, excluding current portion                          --         12,474            771         150,835        39,908
Current portion of long-term debt                                 700         14,619        133,067              67            72
Revolving credit agreement, classified current                 44,751         57,000             --              --            --
Depreciation and amortization [c]                              19,403         20,728         21,608          18,283         5,195
Capital expenditures                                           10,118         12,566         14,196          21,066        11,314
Working capital [d]                                            35,206         65,733         97,258         112,463        87,775
Free cash flow [g]                                             21,370          5,086          7,485          14,306         8,727
Ratio of debt to capitalization                                  27.7%          32.5%          42.2%           43.8%         21.1%

Weighted average common shares outstanding - Basic          8,370,815      8,393,210      8,403,701       8,366,178     8,289,915
Weighted average common shares outstanding -Diluted         8,370,815      8,393,210      8,403,701      10,015,238     8,443,591
Number of employees                                             2,261          2,922          3,509           3,834         2,472
Cash dividends declared per common share                  $      0.00    $      0.00    $      0.30    $       0.30    $     0.30

[a] Includes distributions on preferred securities in 2002, 2001, 2000 and 1999.

[b]   Presented net of tax.

[c]   From continuing operations only.

[d] Defined as current assets minus current liabilities, exclusive of 1) current balances of deferred tax assets and liabilities, and 2) current classifications of debt.

[e] This amount represents the write-off of previously capitalized debt issuance costs related to the credit agreement in effect at the time of the Recapitalization, which occurred on June 28, 2001.

[f] This amount is a transitional impairment of goodwill recorded with the adoption of SFAS No. 142, Goodwill and Other Intangible Assets.

[g] Free cash flow is defined as cash flow from operations less capital expenditures and cash dividends paid. Below is a table detailing free cash flow:

                             2002       2001       2000       1999       1998
                             ----       ----       ----       ----       ----
Cash flow from operations  $ 31,488   $ 18,281   $ 24,201   $ 37,917   $ 22,533
Capital expenditures        (10,118)   (12,566)   (14,196)   (21,066)   (11,314)
Cash dividends paid              --       (629)    (2,520)    (2,508)    (2,492)
                           --------   --------   --------   --------   --------
   Free cash flow          $ 21,370   $  5,086   $  7,485   $ 14,343   $  8,727
                           ========   ========   ========   ========   ========

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

      For purposes of this discussion and analysis section, reference is made to the table below and the Company's Consolidated Financial Statements included in
Part II, Item 8. We have two principal operating groups: Maintenance Products and Electrical/Electronics. The segment labeled as other consists of a minority equity investment in a seafood harvesting and farming company, as well as an operation exited by Katy in May 2002 which operated a waste-to-energy facility. Two businesses formerly included in the Electrical/Electronics group, GC/Waldom and Hamilton, have been classified as Discontinued Operations. GC/Waldom was held for sale at December 31, 2002 and was sold on April 2, 2003, and Hamilton was sold in October 2002. Gross proceeds on the sale of GC/Waldom were $8.3 million. We do not expect to record a significant gain or loss in 2003 related to the sale of GC/Waldom.

      Key elements in achieving profitability in the Maintenance Products group include 1) maintaining a low cost structure, both from a production and administrative standpoint, and 2) providing outstanding customer service. Most of our products in the Maintenance Products group do not rely upon strong brand equity (the exception being Duckback's products), so achieving and maintaining a position as a low cost producer is a necessity, given that our comparative price point on many products is below those of our competitors. New product development is especially important in the consumer/retail markets for Maintenance Products, as new products or beneficial modifications of existing products increase demand from our customers, provide novelty to the consumer, and offer an opportunity for favorable pricing from customers in the national mass market retail area. Retention of customers, or more specifically, product lines with those customers, is also very important in the mass market retail area, given the vast size of these national accounts. Prices for raw materials, especially plastic resins, have a very significant impact on Contico, the largest division within the Maintenance Products group.

      Key elements in achieving profitability in the Electrical/Electronics group are in many ways similar to those mentioned for our Maintenance Products group. Achieving and maintaining a low cost structure is critical given the significant level of foreign competition, primarily from Asia and Latin America. For this reason, in December 2002, Woods ceased all U.S. manufacturing and initiated a fully outsourced strategy for its consumer electrical corded products. Customer service, specifically the ability to fill orders at a rate designated by our customers, is very important to customer retention, given seasonal sales pressures in the consumer electrical area. Retention of customers is critical in the Electrical/Electronics group, given the size of national accounts.

      The table below and the narrative that follows summarize the key factors in the year-to-year changes in operating results.

                                                                  Years Ended December 31,
                                                                  ------------------------
                                                                2002         2001        2000
                                                                ----         ----        ----
                                                                    (Thousands of dollars)
Maintenance Products Group
        Net external sales                                   $ 314,571    $ 324,642    $362,922
        Operating income (loss)                                (19,915)     (39,699)     10,298
        Operating margin (deficit)                                  -6%         -12%          3%
        Impairments of long-lived assets                        20,812       36,087          --
        Severance, restructuring and related charges            13,629        3,489       1,177
        Depreciation and amortization                           17,769       19,926      20,238
        Capital expenditures                                     9,306       10,060      11,737
        Total assets                                           197,865      231,179     299,292

Electrical/Electronics Group
        Net external sales                                   $ 144,242    $ 130,949    $157,027
        Operating income (loss)                                  2,874         (166)      4,511
        Pretax margin (deficit)                                      2%           0%          3%
        Impairments of long-lived assets                           392        1,565          --
        Severance, restructuring and related charges             5,239        1,552         385
        Depreciation and amortization                            1,484          220         810
        Capital expenditures                                       601          301         723
        Total assets                                            48,228       51,591      75,062

Total Company [a]
        Net external sales [b]                               $ 459,990    $ 460,176    $523,639
        Operating income (loss) [b]                            (35,028)     (70,886)      4,662
        Operating margin (deficit) [b]                              -8%         -15%          1%
        Severance, restructuring and related charges [b]        19,155       13,380       2,651
        Impairments of long-lived assets [b]                    21,204       47,469          --
        Depreciation and amortization [b]                       19,403       20,728      21,608
        Capital expenditures [b]                                10,065       11,064      13,215
        Total assets [c]                                       275,977      347,955     446,723

[a] Included in "Total Company" are certain amounts in addition to those shown for the Maintenance Products and Electrical/Electronics segments, including amounts associated with 1) unallocated corporate expenses, 2) our equity investment in a shrimp harvesting and farming operation, and 3) our waste-to-energy facility (SESCO). See Note 18 to Consolidated Financial Statements for detailed reconciliations of segment information to the Consolidated Financial Statements.

[b]   Excludes discontinued operations.

[c]   Includes discontinued operations.

2002 Compared to 2001

Maintenance Products Group

      The Maintenance Products group had a mixed year in 2002. Operating income, excluding severance, restructuring, and impairment charges, was up over 2001, as the various cost reduction programs put into place over the last two years have begun to impact results. While the improvement in profitability was a positive step, significant improvement over 2001 was expected since 2001 was an especially weak year in the Maintenance Products group. Sales volumes were down overall from 2001, with the largest decrease in the Contico Consumer products business.

      Sales from the Maintenance Products group decreased from $324.6 million in 2001 to $314.6 million in 2002, a decrease of 3%. The largest sales decrease occurred within the consumer business, which sells primarily to mass market retail customers. While certain product lines with retail customers remained stable, the revenue declines were caused by the loss of certain product lines, as well as selected price erosion with retail customers through allowance, rebate, and other pricing programs. In addition to continually striving to reduce our cost structure, we are seeking to offset these challenges by developing new products for the retail markets. The development of new products is essential to remaining competitive and to maintaining strong relationships with large national mass market retail customers. Sales in the Maintenance Products divisions serving commercial markets (primarily janitorial/sanitation) were essentially flat versus 2001. Glit/Microtron's abrasives business saw a significant increase in sales from 2001, with sales increasing year over year for seven of their top ten customers. Glit/Microtron's sales increases included increases with several key, sizable, janitorial/sanitation distributors. Glit/Microtron also grew its business with a large national retail chain, for which Glit/Microtron supplies their full stock of floor cleaning abrasive pads for internal use at their stores nationwide. Sales were also higher in the international markets of Katy's janitorial/sanitation businesses, primarily in the U.K. and Canada. These positive sales trends were offset by lower sales at Contico's janitorial/sanitation business (Continental) and at Wilen (mops, brooms and brushes). We believe that these negative sales comparisons are in part due to the downturn in the travel (hotels, airports), restaurant, and hospitality sectors of the economy, to which many of our maintenance products are sold. Other factors resulting from the worsening overall economic environment are higher vacancy rates in office buildings, distribution facilities, and other commercial facilities where professional cleaning products are used. The Maintenance Products group also made positive steps in 2002 toward managing the various janitorial/sanitation supply divisions as one group, consolidating more of the customer service and administrative functions of these divisions in St. Louis, Missouri. By the end of 2003, we expect to have centralized customer service and administrative functions for Continental, Glit/Microtron, Wilen and Disco in place, allowing customers to order products from any division on one purchase order. We believe that operating these businesses as a cohesive unit will improve customer service in that our customers' purchasing processes will be simplified, as will follow up on order status, billing, collection and other related functions. This should increase customer loyalty, help in attracting new customers and lead to increased top line sales in future years.

      The group's operating loss improved by $19.8 million from ($39.7) million in 2001 to ($19.9) million in 2002, an improvement of 50%. The operating loss was primarily a result of costs for severance, restructuring and related costs, and asset impairments, which are discussed further below. Excluding those items, operating income improved by $14.7 million from ($0.1) million in 2001 to $14.6 million in 2002. The improvement in income was primarily driven by Glit/Microtron, Contico and Wilen. Glit/Microtron's operating income improvement was driven by strong sales volume and cost reductions in numerous areas, including raw materials, freight, and headcount. Contico's operating income improved mainly due to cost reductions implemented on a continuing basis throughout 2001 and 2002 producing results. The Wilen business deteriorated during 2000 and 2001 due to operational problems that were largely remedied in 2002. In addition, significant new business was gained in early 2003 from a large national mass market retail store chain, who will use Wilen mops for their in-store floor care needs, providing meaningful levels of new sales to use capacity existing at the Wilen plant. During 2001, the Maintenance Products group recorded significant valuation reserve adjustments associated with inventory and receivables, totaling $3.5 million. Operating income improved by $1.8 million as a result of the cessation of goodwill amortization per the adoption of SFAS No. 142, Goodwill and Other Intangible Assets.

      Operating results in 2002 were negatively impacted by several unusual charges. The group incurred severance and restructuring charges of $13.6 million. The largest of these charges was the establishment of $10.8 million of liabilities for non-cancelable lease payments at abandoned Contico facilities, the operations of which have been or will be consolidated into Contico's largest, most modern plant in Bridgeton, Missouri. The establishment of these liabilities involves estimates of future sub-lease income. We generally assumed that there will be no sub-lease income on these facilities until January 2004, at which time a portion of the facility costs are expected to be recovered. Adjustments to these liabilities are possible in the future depending upon the accuracy of sub-lease assumptions made. Charges of $0.5 million were incurred in 2002 related to the movement of equipment and inventory from an abandoned facility, and severance payments of $0.1 million were made to employees impacted by this move. The Maintenance Products group incurred approximately $0.8 million in consulting fees associated with outsourcing strategies, relating mainly to the Wilen business. While current plans call for Wilen to continue in a manufacturing capacity, the outsourcing project resulted in improved prices from some new vendors on products that had already been outsourced. The group incurred $0.4 million of severance costs related to various headcount reductions, primarily at the executive level of operating divisions. The Maintenance Products group also incurred $0.5 million associated with transitioning administrative and accounting functions of Wilen and Glit/Microtron to St. Louis, Missouri, where those functions are now performed by Contico.

      The Maintenance Products group recognized impairment charges on certain long-lived assets totaling $20.8 million in 2002. Certain Contico property, plant and equipment, primarily molds and tooling assets, were impaired by $15.3 million, and a customer list intangible was impaired by $3.6 million. The majority of these impairments were associated with assets used in the Contico Consumer business, and were the result of analyses indicating insufficient future cash flows to cover the carrying values of the assets. It was determined that portions of the carrying values of certain assets would not be recovered by future cash flows over the remaining useful life of the assets. Given the unique nature of molds for specific products, the fair values, if any, are often less than historical cost, resulting in impairments. The Wilen business unit recorded asset impairments of $1.9 million, resulting from management decisions on the future use of certain manufacturing assets in the Atlanta, Georgia plant.

      Operating results in 2001 for the Maintenance Products group were also negatively impacted by several unusual charges. We recorded an impairment charge of $33.0 million at Wilen because consistently poor operating performance led us to conclude that the carrying values of certain long-lived assets were not recoverable through future cash flows. In addition to the impairment at Wilen, an additional $3.1 million of impairment charges were taken, related primarily to management decisions regarding the discontinuance of certain property, plant and equipment. Additional items that negatively impacted operating results during 2001 include severance and restructuring charges of $3.5 million, primarily at Contico and Wilen.

      Identifiable assets for the group decreased primarily as a result of the impairments noted above, and due to the fact that normal depreciation expense exceeded capital expenditures for the group.

Electrical/Electronics Group

      The Electrical/Electronics group had a positive year in 2002, driven primarily by improved sales volume over 2001, and secondarily, by higher margins over the prior year. In addition, during 2002 a major restructuring occurred at the Woods business. After significant study and research into different sourcing alternatives, we decided that Woods would source all of its products from Asia. In December 2002, Woods shut down all U.S. manufacturing facilities, which were in suburban Indianapolis and in southern Indiana. As a result of these plant closures, 361 employees were terminated. The following charges were recorded related to the shut down: severance and other closure costs of $2.4 million, asset impairments of $0.4 million, and write-offs of excess raw material inventory on hand at the time of the shut down of $0.9 million.

      The Electrical/Electronics group's sales increased from $130.9 million in 2001 to $144.2 million in 2002, an increase of 10%. Higher sales volumes to the two largest customers of Woods, both national mass market retailers, drove the sales increase. Sales to these two customers combined were up $13.2 million, or 21%, from 2001. Higher volumes of direct import merchandise, which are shipped directly from our suppliers to our customers, such as extension cords and power strips, drove the higher sales to one of these customers. The strong relationships with these large customers have provided a solid foundation for growth in the Woods business. Woods Canada also experienced a significant sales increase to its largest customer, also a large mass market retailer, to whom sales were higher by 21%. A portion of the sales growth at Woods from 2001 to 2002 was due to a significant increase in purchases from a large customer, and some portion of the sales may not occur again in 2003.

      The group's operating income increased from ($0.2) million in 2001 to $2.9 million in 2002. Operating income was reduced by costs for severance, restructuring and related costs, and asset impairments, which are discussed further below. Excluding these costs, operating income increased from $3.0 million in 2001 to $8.5 million in 2002, an increase of 183%. Higher sales volumes aided in maintaining margins, and ongoing cost control has allowed Woods and Woods Canada to reduce product and variable costs. During 2002, Woods incurred a loss of $0.9 million related to obsolete raw material and packaging inventory on hand which could not be utilized following the shutdown of the U.S. manufacturing facilities (see next paragraph). Significant factors impacting 2001 results include lower of cost or market inventory valuation adjustments totaling $4.3 million, the largest of which related to the exit of certain licensed branded product lines by Woods in the first quarter of 2001. Woods had entered into several proprietary licensed branding agreements with several companies well known in the electronics and computer industries, but efforts to market the products proved unsuccessful. Woods also incurred a litigation loss reserve of $0.5 million. Woods also wrote off a related $0.1 million amount of prepaid maintenance related to software licenses (see next paragraph). Selling, general and administrative (SG&A) expenses were negatively impacted in 2002 versus 2001, as a result of the existence in 2001 of amortization of negative goodwill (an income item) of $1.7 million.

      Operating results in 2002 were negatively impacted by a number of restructuring-related charges. The Electrical/Electronics group incurred consulting fees of $2.8 million associated with product outsourcing strategies. In December 2002, as mentioned above, Woods incurred charges related to the shut down of all U.S. manufacturing operations of $2.4 million for severance and other exit costs, and $0.4 million of impaired assets that will not be utilized following the shut down of Woods' facilities. The group also incurred several unusual charges in 2001. Woods incurred $1.5 million of severance and other exit costs in early 2001 associated with the closure of several satellite manufacturing facilities in southern Indiana. Asset impairments of $0.7 million were recorded, related primarily to previously capitalized software licenses that were not being used.

      We believe that restructuring steps executed in 2002 related to the Woods business will allow that business to remain competitive within its markets. The fully outsourced product strategy has reduced headcount at the Woods division by 361 employees effective in mid-December 2002.

      We are continually evaluating alternatives relating to divestitures of certain of our businesses. Divestitures present opportunities to de-leverage our financial position and free up cash for further investments in core activities. On March 6, 2003, we announced that we are exploring the sale of the Woods and Woods Canada businesses. However, there can be no assurance that a sale of the Woods and Woods Canada business can be completed.

Other

      Sales from other operations decreased by $3.4 million, or 74%, as a result of the SESCO waste-to-energy operation being turned over to a third party in April 2002, compared to a full year's sales in 2001. Operating income from other operations in 2002 was driven by an unusual charge of $6.0 million, relating to an obligation created by Katy to the third party who took over operation of the SESCO facility. Amounts will be paid in roughly equal installments through 2007. See Note 8 to the Consolidated Financial Statements for Katy in Part II, Item 8, for a discussion of the SESCO partnership transaction. Operating income in 2001 was impacted primarily by the $9.8 million impairment of all of the long-lived assets of the SESCO operation. The assets were written down in anticipation of a cash flow-negative transaction that would be necessary for Katy to exit the SESCO business.

Discontinued Operations

      Two business units are reported as discontinued operations for all periods presented: Hamilton Precisions Metals, L.P. (Hamilton) and GC/Waldom Electronics, Inc. (GC/Waldom). Hamilton generated $1.5 million of operating income in 2002 (prior to its sale on October 31, 2002), versus operating income of $3.5 million in 2001. Hamilton's business was affected by general economic conditions and lower capital spending within the markets Hamilton serves. GC/Waldom incurred a $6.3 million operating loss in 2002, versus a $2.5 million operating loss in 2001. Nearly the entire operating loss of GC/Waldom in 2002 is the result of asset valuation adjustments in anticipation of a sale of the business unit in early 2003.

Corporate

      During 2001, the Corporate group incurred $8.3 million of severance and restructuring charges and $3.0 million of costs associated with completing the recapitalization. The majority of the severance and restructuring charges relate to payments made in connection with management transition. Included in this amount is approximately $1.0 million of charges that relate to outside consultants working with Katy to modify operating and financial strategies, and $0.7 million of non-cancelable rent and other exit costs associated with the premature termination of our leased office facility in Englewood, Colorado. The largest portions of the $3.0 million of costs associated with the recapitalization were non-capitalizable legal fees and investment banker fees, board and committee fees and other internal incremental costs.

      Identifiable assets at corporate decreased due to two primary items. Cash was lower by $3.0 million due to more efficient management of borrowed funds at the end of 2002 versus 2001 and net deferred tax assets were lower by $10.5 million as a result of additional valuation allowance adjustments in 2002.

      Interest was lower by $3.6 million, or 25%, in 2002 compared to 2001, primarily due to significant reductions in outstanding debt balances due to 1) the infusion of equity capital with the recapitalization on June 28, 2001, and
2) reductions in debt as a result of working capital reductions in the last half of 2001. Our effective tax rate in 2002 was (21%), indicating that $8.6 million of tax provision was recorded on a $41.1 million pretax loss. A net tax provision was recorded on the loss rather than a net tax benefit because we determined that a greater valuation allowance was required on our net deferred tax asset position. See "Deferred Income Taxes" in "Critical Accounting Policies" and Note 15 to the Consolidated Financial Statements in Part II, Item 8., for further discussion of income tax accounting. The effective tax rate in 2001, while resulting in book benefit on a pretax book loss, was only 25%, due to a significant increase in valuation allowances on net operating loss deferred tax assets. We also recorded a $2.5 million, net of tax, transitional goodwill impairment as a result of the adoption of SFAS No. 142, which is shown on the Consolidated Statements of Operations as a cumulative effect of a change in accounting principle. See Note 4 to the Consolidated Financial Statements in
Part II, Item 8. for a further discussion of goodwill impairments.

2001 Compared to 2000

Maintenance Products Group

      Sales in the Maintenance Products group decreased from $362.9 million in 2000 to $324.6 million in 2001, a decrease of 11%. Sales decreased in 2001 at Contico and Wilen, and to a lesser extent at Duckback, Gemtex and Disco. Sales increased at Glit/Microtron and Loren. The group experienced weakness in both the retail and institutional sectors to which it sells. Retailers' efforts to reduce inventories, especially in early 2001, led to softer sales for Contico and Duckback, and a slower economy contributed to softer sales in the janitorial/sanitation markets.

      The group's operating income decreased from $10.3 million in 2000 to ($39.7) million in 2001, a decrease of 485%. Operating income was reduced by costs for severance, restructuring and related costs, and asset impairments, which are discussed further below. Excluding the impact of these items, operating income for the group declined from $11.5 million in 2000 to ($0.1) million in 2001. SG&A expenses as a percentage of sales improved at Contico, Glit/Microtron, Loren and Disco, offset by higher percentages of SG&A expenses at Wilen, Duckback and Gemtex. The overall improvement in SG&A expenses (excluding the unusual items) was offset by reduced gross margins at all businesses, led by Contico. Decreased volumes and the inability to reduce overhead accordingly was the main cause of the margin decreases. Offsetting these factors were prices paid for various resins, a key raw material for plastic products produced by Contico, which were lower in 2001 than in 2000, especially for polypropylene. The lower prices for resins taken alone accounted for approximately $4.7 million in lower cost of goods sold during 2001 versus 2000. The Maintenance Products group recorded valuation reserve adjustments for inventory and receivables of $3.5 million during 2001, contributing to the lower operating results. 2000 results included a $0.7 million increase (expense) to the LIFO inventory reserve at Contico and an inventory write down at Wilen of $0.9 million

      Operating results in 2001 were negatively impacted by unusual items of $39.6 million. We recorded an impairment charge of $33.0 million at Wilen because consistently poor operating performance led us to conclude that the carrying values of certain long-lived assets were not recoverable through future cash flows. In addition to the impairment at Wilen, an additional $3.1 million of impairment charges were taken, related primarily to management decisions regarding the discontinuance of certain property, plant and equipment. Additional items that negatively impacted operating results during 2001 include severance and restructuring charges of $3.5 million, primarily at Contico and Wilen. Operating results in 2000 were negatively impacted by $1.2 million in severance and restructuring charges

      Identifiable assets for the group decreased by $68.2 million from $299.3 million in 2000 to $231.1 million in 2001, a decrease of 23%. The decrease was due in part to the $33.0 million write-off of long-lived assets in the mop, broom and brush business. An inventory reduction effort on a company-wide basis resulted in lower working capital levels at each division in 2001. Depreciation expense in excess of capital expenditures also contributed to the decline.

Electrical/Electronics Group

      The Electrical/Electronics group's sales decreased from $157.0 million in 2000 to $130.9 million in 2001, a decrease of 17%. Sales volumes were lower in 2001 at both Woods and Woods Canada. We sold Thorsen Tools during the second quarter of 2001, which accounted for $7.3 million of the sales decrease. The sales decreases were primarily attributable to slower economic conditions during 2001, especially as those conditions caused retailers to reduce inventory levels during the early portion of 2001.

      The group's operating income decreased from $4.5 million in 2000 to ($0.2) million in 2001, a decrease of 104%. Operating income was reduced by costs for severance, restructuring and related costs, and asset impairments, which are discussed further below. Operating results excluding these unusual items decreased from $4.9 million in 2000 to $3.0 million in 2001, a decrease of 40%. Positive factors included significant reductions in SG&A expenses at Woods and Woods Canada in 2001 as compared to 2000. Negative factors in 2001 included $4.3 million of inventory lower of cost or market adjustments, the largest occurring at Woods relating to exiting licensed branded product lines ($3.3 million). Negative factors impacting operating income in 2000 included a charge of $0.8 million for costs associated with a product recall.

      Operating results in 2001 were reduced by unusual items of $3.2 million, including severance and restructuring charges of $1.6 million and related impairments of long-lived assets of $1.6 million. Unusual items impacted operating results in 2000 as well, including a $0.4 million severance charge at Woods.

      Identifiable assets for the group decreased from $67.3 million in 2000 to $50.6 million in 2001, a decrease of 25%. Lower working capital levels at Woods and Woods Canada drove this decrease. These reductions were the result of aggressive efforts to reduce inventories, as well as lower levels of capital expenditures. Also, assets of Thorsen Tools, which were sold during 2001, accounted for approximately $6.9 million of the reduction.

Other

      Sales from other operations increased modestly as a result of higher sales at the SESCO waste-to-energy facility.

      Operating income from other operations decreased $8.9 million, primarily as a result of a $9.8 million impairment of our investment in SESCO's waste-to-energy facility and related property, plant and equipment. Excluding the effect of the write-off, operating income increased $0.9 million at the SESCO waste-to-energy facility.

      Identifiable assets for our other operations decreased $9.5 million in connection with the write-off of Katy's investment in the SESCO waste-to-energy facility.

Corporate

      During 2001, the Corporate group incurred $8.3 million of severance and restructuring charges and $4.1 million of other unusual items. The majority of the severance and restructuring charges relate to payments made in connection with management transition. Included in this amount is approximately $1.0 million of charges that relate to outside consultants working with Katy to modify operating and financial strategies, and $0.7 million of non-cancelable rent and other exit costs associated with the premature termination of our leased office facility in Englewood, Colorado. The largest portion of the other unusual items were approximately $3.0 million of costs associated with the recapitalization, including non-capitalizable legal fees and investment banker fees, board and committee fees and other internal incremental costs. Other unusual items included increases to claims and environmental reserves of $0.7 million and other items totaling $0.3 million. Corporate expenses in 2000 were negatively impacted by $0.6 million in unusual items, including $0.9 million of severance and restructuring charges and $0.2 million of costs associated with the recapitalization, partially offset by proceeds of $0.5 million related to a previously written-off investment.

      Interest was lower by $3.6 million, or 25%, in 2001 compared to 2000, primarily due to the reduction in bank debt caused by the recapitalization in June of 2001. Bank debt was reduced by $51.1 million when the recapitalization occurred. We incurred an extraordinary loss on early extinguishment of debt of $1.2 million, net of tax, at the time of the recapitalization. This loss represented the write-off of previously capitalized debt costs. The effective income tax rate for continuing operations reduced from 35% in 2000 to 25% in 2001, resulting in lowered tax benefit from book losses in 2001. The lower tax rate and benefit were the result of valuation allowance adjustments placed on certain deferred tax assets, particularly federal net operating loss carry-forwards.

LIQUIDITY AND CAPITAL RESOURCES

      Liquidity was our strongest performance measure in 2002, with overall debt decreasing by $38.6 million from $84.1 million at the end of 2001 to $45.5 million at the end of 2002. Cash decreased by $3.0 million from $7.8 million at the end of 2001 to $4.8 million at the end of 2002. During 2002, we accomplished the following:

      o     Generated operating cash flow of $31.5 million.

      o Incurred capital expenditures from continuing operations of $10.1 million.

      o     Sold the Hamilton business for gross proceeds of $13.9 million.

      o The three items listed above, along with strong working capital management in 2001, allowed us to repay by October 2002 the entire remaining balance of the $30 million term loan with Deutsche Bank, which was obtained in June 2001 at the time of the recapitalization. The term loan was scheduled to be paid ratably through June of 2006. At December 31, 2002, scheduled remaining maturities of term debt per the repayment amortization schedule in the loan document would have been $21 million.

      In addition, during 2003, the following events occurred:

      o In February 2003, we funded a new credit agreement, agented by Fleet Capital (Fleet Credit Agreement), which replaced the credit agreement entered into at the time of the recapitalization in June of 2001 (Deutsche Bank Credit Agreement). The new $110 million facility, which provides for $20 million of term debt and $90 million of revolving debt, involves a syndicate of banks, all of whom had participated in the Deutsche Bank Credit Agreement. The Fleet Credit Agreement is an asset-based lending agreement, and is generally on similar terms to those found in the Deutsche Bank Credit Agreement. The term of the agreement is through January 30, 2008.

      o Sold the GC/Waldom business for gross proceeds of $8.3 million, which allowed us to further reduce our debt obligations.

      While book losses in 2002 were significant, large portions of these losses were due to non-cash events such as impairments of assets ($21.2 million), depreciation and amortization ($19.4 million), and the creation of liabilities to be paid in future years, such as the SESCO obligation (see discussion regarding Contractual Obligations below) ($5.0 million, discounted) and the recording of liabilities for non-cancelable leases at several operating locations ($10.9 million, discounted). Strong collections of receivables late in 2002, as well as management of accounts payable, resulted in working capital improvement in 2002.

      With the early pay down of the term loan in October 2002, we set out to take out a new term loan, which is collateralized by real and personal property, in order to most efficiently leverage our entire asset base, and to create more borrowing room under our revolving credit arrangements, which are based on the liquidation values of accounts receivable and inventories. We believe we have accomplished these goals by entering into the Fleet Credit Agreement in February of 2003. Below is a summary of the sources and uses associated with the funding of the Fleet Credit Agreement:

      (Thousands of Dollars)

      Sources:
      Term loan borrowings under the Fleet Credit Agreement              20,000
      Revolving loan borrowings under the Fleet Credit Agreement         43,743
                                                                        -------
                                                                        $63,743
                                                                        =======
      Uses:
      Payment of interest and principal under the Deutsche
      Bank Credit Agreement                                              52,895
      Purchase of outstanding preferred interest of Contico at a
      discount                                                            9,840
      Payment of accrued distributions on outstanding preferred
      interest of Contico                                                   122
      Certain costs associated with the Fleet Credit Agreement              886
                                                                        -------
                                                                        $63,743
                                                                        =======

      The Fleet Credit Agreement, which provides for a total borrowing facility of $110.0 million, has a $20.0 million term loan portion with a final maturity date of February 3, 2008 and quarterly repayments of $0.7 million, the first of which will be made on April 1, 2003. A final payment of $5.7 million is scheduled to be made in 2008. The term loan is based on orderly liquidation values of the Company's property, plant and equipment. The remaining portion of the Fleet Credit Agreement is a

$90.0 million revolving credit facility that also has an expiration date of February 3, 2008. The borrowing base of the revolving credit facility is determined by eligible inventory and accounts receivable.

      Unused borrowing availability on the revolving credit facility was $27.8 million at February 21, 2003.

      All extensions of credit under the Fleet Credit Agreement are collateralized by a first priority perfected security interest in and lien upon the capital stock of each material domestic subsidiary (65% of the capital stock of each material foreign subsidiary), and all present and future assets and properties of Katy. Customary financial covenants and restrictions apply under the Fleet Credit Agreement. Until June 30, 2003, interest accrues on revolving borrowings at 225 basis points over applicable LIBOR rates, and at 250 basis points over LIBOR for term borrowings. Subsequent to June 30, 2003, margins are determined on a pricing matrix which factors operating performance into the pricing grid. Margins drop an additional 25 basis points in the most favorable pricing grid from the pre-June 30 levels. Interest accrues at higher margins on prime rates for swing loans.

      Katy incurred $0.9 million in debt issuance costs associated with the Fleet Credit Agreement. However, Katy expects to charge to expense during the first quarter of 2003 approximately $1.2 million of previously capitalized debt issuance costs from the Deutsche Bank Credit Agreement. While approximately $5.6 million of debt issuance costs were capitalized at the time of the inception of the Fleet Credit Agreement, the $1.2 million represents an amount derived from the pro rata reduction in borrowing capacity from the Duetsche Bank Credit Agreement to the Fleet Credit Agreement. The remainder of the previously capitalized costs, along with the newly capitalized costs from the Fleet Credit Agreement will be amortized over the life of the Fleet Credit Agreement, through January 2008.

      With regard to the Deutsche Bank Credit Agreement, we were in compliance with all covenants related to the agreement at December 31, 2002. Total debt was 28% of total capitalization at December 31, 2002. The revolving credit facilities under the Deutsche Bank Credit Agreement required lockbox agreements which provided for all receipts to be swept daily to reduce borrowings outstanding. These agreements, combined with the existence of a Material Adverse Effect (MAE) clause in the Deutsche Bank Credit Agreement, caused the Revolving Credit Facility to be classified as a current liability, per guidance in the Emerging Issues Task Force (EITF) Issue No. 95-22, Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement. However, the Company did not expect to repay, or be required to repay, within one year, the balance of the Revolving Credit Facility classified as a current liability. The MAE clause, which is a fairly typical requirement in commercial credit agreements, allows the lender to require the loan to become due if it determines there has been a material adverse effect on our operations, business, properties, assets, liabilities, condition or prospects. The classification of the Revolving Credit Facility as a current liability is a result only of the combination of the two aforementioned factors: the lockbox agreements and the MAE clause. However, the Revolving Credit Facility under the Deutsche Bank Credit Agreement did not expire or have a maturity date within one year, but rather had a final expiration date of June 28, 2006. Also, we were in compliance with the applicable financial covenants at December 31, 2002. The lender had not notified us of any indication of a MAE at December 31, 2002, and to our knowledge, we were not in default of any provision of the Deutsche Bank Credit Agreement at December 31, 2002.

      The Fleet Credit Agreement also calls for similar lockbox arrangements, and has language regarding material adverse changes. We anticipate that our obligations under the revolving credit facility will continue to be classified as current liabilities.

      The Fleet Credit Agreement, and the additional borrowing ability on revolving credit obtained by incurring new term debt, results in three important benefits related to the long-term strategy of Katy: 1) allowed us to redeem early at a discount a preferred interest obligation of Contico, 2) provides borrowing power to invest in capital expenditures key to our strategic direction, and 3) provides working capital flexibility to build inventory when necessary to accommodate lower cost outsourced finished goods inventory. We feel that our operations and the Fleet Credit Agreement provide sufficient liquidity for our operations going forward.

      As a result of the refinance with the new Fleet Credit Agreement, we were able to redeem at a 40% discount the remaining preferred interest that the former owner of Contico had held. This balance sheet liability, which had a carrying value of $16.4 million at December 31, 2002, was redeemed for $9.8 million in February 2003. The gain on this redemption will be an addition to stockholders' equity, and will favorably impact earnings per share. This will result in a reduction of preferred cash distributions by approximately $1.3 million annually, which had accrued at an annual rate of 8%. After giving effect to the interest cost incurred by the Company to fund the redemption, the net decrease in financing cost for the Company will be approximately $1.0 million annually.

      Funding for capital expenditures and working capital needs is expected to be accomplished through the use of available borrowings under the Fleet Credit Agreement. Anticipated capital expenditures are expected to be higher in 2003 than in 2002 and 2001, mainly due to investments planned for the restructuring of the abrasives businesses and the various Contico facilities. These restructuring and consolidation activities are important to reducing our cost structure to a competitive level.

      Our borrowing base under the Fleet Credit Agreement is reduced by the outstanding amount of standby and commercial letters of credit. Vendors, financial institutions and other parties with whom Katy does business may require letters of credit in the future that either 1) do not exist today, or 2) would be at higher amounts than those that exist today. Our largest letters of credit relate to our casualty insurance programs.

      We have a number of obligations and commitments, which are listed on the schedule later in this section entitled "Contractual Obligations and Commercial Commitments." We have considered all of these obligations and commitments in structuring our capital resources to ensure that they can be met. See the notes accompanying the table in that section for further discussions of those items.

      Businesses classified as discontinued operations were both sold by early 2003. Therefore, we will not have the benefit of the cash flow generated by those businesses in the past. However, the proceeds of the sales of those businesses were used to pay down debt, more than offsetting the negative liquidity impact of losing their cash flow from operations.

      We are continually evaluating alternatives relating to divestitures of certain of our businesses. Divestitures present opportunities to de-leverage our financial position and free up cash for further investments in core activities. On March 6, 2003, we announced that we are exploring the sale of the Woods and Woods Canada businesses. However, there can be no assurance that a sale of the Woods and Woods Canada business will be completed. On April 2, 2003, we announced the sale of GC/Waldom with gross proceeds of $8.3 million, which were used to reduce our debt obligations.. On February 3, 2003, we announced that we sold a Woods manufacturing facility in Moorseville, Indiana. Gross proceeds were $1.9 million, of which $0.7 million was used to repay a mortgage loan payable on the property. The remainder of the proceeds reduced our debt obligations.

Non-GAAP Financial Measure - Earnings before Income Taxes, Depreciation and Amortization (EBITDA)

      Cash flow generation is integral to the success of our business, and EBITDA is used on a routine basis as a measure of operating performance at Katy. While it is a non-GAAP measure, EBITDA is used extensively on an internal basis, acting as a primary metric for performance measurement related to incentive compensation for management. EBITDA is also the prime measure of operating results used by the lenders in our bank group when evaluating our performance. While appreciating the importance of depreciation charges and the information operating income provides regarding returns on assets, we actively monitor the payback and return on capital projects by thorough review of projects prior to their approval, ensuring that returns on those projects are specified in operating budgets, and subsequent follow up on the return provided by those projects. The items added back in the table below to arrive at an EBITDA amount shown below should not be ignored or considered irrelevant in the analysis of our performance. However, management routinely views operating results with unusual items such as those below excluded, so that a reasonable profitability answer can be derived that can be used as a reliable indicator for future performance. We think it is useful for investors to understand EBITDA because it provides a link between profitability and operating cash flow, and also allows the investor to view performance in a manner similar to the method used by our management. Below are reconciliations of net income, computed in accordance with generally accepted accounting principles and displayed on the Consolidated Statements of Operations (Total Company), with EBITDA, a measure we use on a routine basis:

                                                                                        Twelve months ended
                                                                                                         Excluding
                                                                             December 31,  Unusual        Unusual
                                                                                 2002       Items          Items      % of sales
                                                                             ------------ ---------      -----------------------
Net sales                                                                     $ 459,990                  $ 459,990
Cost of goods sold                                                              381,846          --        381,846
                                                                              ---------   ---------      ---------------------
      Gross profit                                                               78,144          --         78,144        17.1%
Selling, general & administrative expenses                                       66,803          --         66,803        14.5%
Impairments of long-lived assets                                                 21,204     (21,204)(a)         --
Severance, restructuring & other costs                                           19,155     (19,155)(b)         --
SESCO joint venture transaction                                                   6,010      (6,010)(c)         --
                                                                              ---------   ---------      ---------------------
      Operating (loss) income                                                   (35,028)     46,369         11,341         2.6%
Equity in income of unconsolidated investment                                       295          --            295
Interest                                                                         (6,046)         --         (6,046)
Other, net                                                                         (407)         --           (407)
                                                                              ---------   ---------      ---------------------
      (Loss) income before provision for income taxes                           (41,186)     46,369          5,183         1.3%
Income taxes                                                                     (8,612)      6,642 (d)     (1,970)
                                                                              ---------   ---------      ---------------------
      (Loss) income before distributions on preferred interest in subsidiary    (49,798)     53,011          3,213         0.8%
Distributions on preferred interest of subsidiary, net of tax                    (1,593)         --         (1,593)
                                                                              ---------   ---------      ---------------------
      (Loss) income from continuing operations                                $ (51,391)  $  53,011      $   1,620         0.4%
                                                                              =========   =========      =====================

Earnings before interest, taxes, depreciation and amortization (EBITDA)       Pretax income              $   5,183
      (excluding unusual items)                                               Interest                       6,046
                                                                              Depreciation and
                                                                              amortization                  19,403
                                                                                                         ---------
                                                                              EBITDA                     $  30,632         6.8%
                                                                                                         =========
                                                                                        Twelve months ended
                                                                                                         Excluding
                                                                             December 31,  Unusual        Unusual
                                                                                 2001       Items          Items     % of sales
                                                                             ------------ ---------      ----------------------
Net sales                                                                     $ 460,176   $      --      $ 460,176
Cost of goods sold                                                              395,789          --        395,789
                                                                              ---------   ---------      ----------------------
      Gross profit                                                               64,387          --         64,387         14.0%
Selling, general & administrative expenses                                       74,424      (2,973)(e)     71,451         15.5%
Impairments of long-lived assets                                                 47,469     (47,469)(a)         --
Severance, restructuring & other costs                                           13,380     (13,380)(b)         --
SESCO joint venture transaction                                                      --          --             --
                                                                              ---------   ---------      ----------------------
      Operating (loss) income                                                   (70,886)     63,822         (7,064)        -1.5%
Equity in income of unconsolidated investment                                        72          --             72
Interest                                                                        (10,822)         --        (10,822)
Other, net                                                                         (604)         --           (604)
                                                                              ---------   ---------      ----------------------
      (Loss) income before provision for income taxes                           (82,240)     63,822        (18,418)        -4.0%
Income taxes                                                                     20,647     (16,024)(d)      4,623
                                                                              ---------   ---------      ----------------------
      (Loss) income before distributions on preferred interest in subsidiary    (61,593)     47,798        (13,795)        -3.0%
Distributions on preferred interest of subsidiary, net of tax                    (1,274)         --         (1,274)
                                                                              ---------   ---------      ----------------------
      (Loss) income from continuing operations                                $ (62,867)  $  47,798      $ (15,069)        -3.3%
                                                                              =========   =========      ======================

Earnings before interest, taxes, depreciation and amortization (EBITDA)       Pretax income              $ (18,418)
      (excluding unusual items)                                               Interest                      10,822
                                                                              Depreciation and
                                                                              amortization                  20,728
                                                                                                         ---------
                                                                              EBITDA                     $  13,132          2.9%
                                                                                                         =========

      Items to reconcile to EBITDA are discussed in further detail in the Results of Operations section of MD&A. Summaries of the items are presented below:

      a) Impairments of long-lived assets include carrying value adjustments relating to property, plant and equipment, intangible assets, and goodwill (except for goodwill write-offs recorded with the adoption of SFAS No. 142, Goodwill and Intangible Assets).

      b) Severance and restructuring costs include costs related to 1) accruals for non-cancelable lease payments for rented facilities that have been, or will be, abandoned as part of facilities consolidation or other restructuring projects, 2) severance charges for terminated employees, 3) consultant fees for outsourcing and other restructuring projects, 4) costs to move inventory and equipment between facilities related to consolidation projects.

      c) SESCO transaction costs include the charge for the contracted amount payable to the third party who has taken prime responsibility within the partnership for the operations of SESCO, and the cost of certain spare parts that were contributed to the partnership.

      d) Adjustment to reflect a more normalized effective tax rate excluding unusual items. e) Recapitalization costs include costs associated with completing the recapitalization that for various reasons were not charged against the proceeds of convertible preferred stock or capitalized with debt issuance costs.

      e) Recapitalization costs include costs associated with completing the recapitalization that for various reasons were not charged against the proceeds of convertible preferred stock or capitalized with debt issuance costs.

      EBITDA, excluding unusual items as shown above, increased by $17.5 million from $13.1 million in 2001 to $30.6 million in 2002, an improvement of 133%. Higher EBITDA was generated in both the Maintenance Products group and the Electrical/Electronics group in 2002 versus 2001. The reasons for the improvements in EBITDA for both segments are largely the same as those discussed for operating income in the Results of Operations discussion above regarding 2002 versus 2001. EBITDA in 2001 was negatively impacted by valuation adjustments of $6.9 million for excess and obsolete inventory.

      EBITDA enhances the understanding of our liquidity and helps provide a link between earnings and cash provided by operating activities in the Consolidated Statements of Cash Flows in Part II, Item 8.Depreciation, amortization, impairments of long-lived assets and increases to valuation allowances on deferred tax assests are non-cash charges. Also, certain severance, restructuring and related charges did not result in cash outflows in 2002, but created liabilities that will be settled in future years; most significantly, those for non-cancelable lease liabilities associated with facilities that have been (or will be) abandoned as a result of restructuring and consolidation efforts. Included in severance, restructuring and related charges in 2002 are costs of $11.8 million for the establishment of these types of liabilities. The balance sheet liabilities for these types of costs increased by $10.5 million from December 31, 2001 to December 31, 2002. This change is reflected in the Consolidated Statements of Cash Flows in the line item which shows the change in "Accrued expenses and other liabilities" as a positive adjustment from net income to cash provided by operating activities in 2002. As the non-cancelable lease payments are made in future years, they will negatively impact operating cash flow through opposite changes in this line item. See also the section entitled "Restructuring and Severance Charges" for a discussion of charges and payments against restructuring reserves, and estimates of future settlement of related liabilities.

OFF-BALANCE SHEET ARRANGEMENTS

      On April 29, 2002, Katy and SESCO, an indirect wholly owned subsidiary, entered into a partnership agreement with Montenay Power Corporation and its affiliates (Montenay) that turned over the operation of SESCO's waste-to-energy facility to Montenay. The Company entered into this agreement as a result of evaluations of SESCO's business. First, we determined that SESCO was not a core component of our long-term business strategy. Moreover, we did not feel the Company had the management expertise to deal with certain risks and uncertainties presented by the operation of SESCO's business, given that SESCO was the Company's only waste-to-energy facility. We had explored options for divesting SESCO for a number of years, and management felt that this transaction offered a reasonable strategy to exit this business.

      The partnership, with Montenay's leadership, assumed SESCO's position in various contracts relating to the facility's operation. Under the agreement, SESCO contributed its assets and liabilities (except for its liability under the loan agreement with the Resource Recovery Development Authority (the Authority) of the City of Savannah and the related receivable under the service agreement) to the partnership. While SESCO will maintain a 99% partnership interest as a limited partner, Montenay will have most of the day to day responsibility of the partnership, and accordingly, the partnership will not be consolidated. Katy agreed to pay Montenay $6.6 million over the span of seven years under a note payable as part of the partnership and related agreements. This note payable is recorded as a liability on the Consolidated Balance Sheets included in Part II,
Item 8. Certain amounts may be due to SESCO upon expiration of the service agreement in 2008; also, Montenay may purchase SESCO's interest in the partnership at that time. Katy has not recorded any amounts receivable or other assets relating to amounts that may be received at the time the service agreement expires, given their uncertainty.

      The Company recognized in the first quarter of 2002 a charge of $6.0 million, consisting of 1) the discounted value of the $6.6 million note, which is payable over seven years, 2) the carrying value of certain assets contributed to the partnership, consisting primarily of machinery spare parts, and 3) costs to close the transaction. It should be noted that all of SESCO's long-lived assets were reduced to a zero value at December 31, 2001, so no additional impairment was required. Going forward, Katy does not expect any income statement activity as a result of its involvement in the partnership, and Katy's balance sheet will carry the liability mentioned above.

      In 1984, the Authority issued $55.0 million of Industrial Revenue Bonds and lent the proceeds to SESCO, under the loan agreement for the acquisition and construction of the waste-to-energy facility that has now been transferred to the partnership. The funds required to repay the loan agreement come from the monthly disposal fee paid by the Authority to SESCO under the service agreement for certain waste disposal services, a component of which is for debt service. To induce the required parties to consent to the SESCO partnership transaction, SESCO retained its liability under the loan agreement. In connection with that liability, SESCO also retained its right to receive the debt service component of the monthly disposal fee.

      Based on an opinion from outside legal counsel, SESCO has a legally enforceable right to offset amounts it owes to the Authority under the loan agreement against amounts that are owed from the Authority under the service agreement. At December 31, 2002, this amount was $35.8 million. Accordingly, the amounts owed to and due from SESCO have been netted for financial reporting purposes and are not shown on the consolidated balance sheets.

      In addition to SESCO retaining its liabilities under the loan agreement, to induce the required parties to consent to the partnership transaction, Katy also continues to guarantee the obligations of the partnership under the service agreement. The partnership is liable for liquidated damages under the service agreement if it fails to accept the minimum amount of waste or to meet other performance standards under the service agreement. The liquidated damages, an off balance sheet risk for Katy, are equal to the amount of the bonds outstanding, less $4.0 million maintained in a debt service reserve trust. We do not expect non-performance by the other parties. Additionally, Montenay has agreed to indemnify Katy for any breach of the service agreement by the partnership.

      Following are scheduled principal repayments on the loan agreement (and the Industrial Revenue Bonds) (in thousands):

                            2003         5,385
                            2004         6,765
                            2005         8,370
                            2006        15,300
                                       -------
                           Total       $35,820
                                       ========

      We also enter into operating lease agreements in the ordinary course of business, and many of our facilities are leased. Contractual obligations associated with these leases are listed in the table under the following section entitled "Contractual Obligations and Commercial Obligations."

Contractual Obligations and Commercial Obligations

            Katy's obligations are summarized below:
            (In thousands of dollars)

                                                   Due in less       Due in       Due in    Due after
Contractual Cash Obligations                Total  than 1 year    1-3 years    4-5 years      5 years
----------------------------          -----------  -----------  -----------  -----------  -----------
Revolving credit facility [d]         $    44,751  $        --  $        --  $    44,751  $        --
Term loans                                     --           --           --           --           --
Preferred interest in subsidiary [e]       16,400                                 16,400
Operating leases [c]                       52,070       11,942       20,040       13,556        6,532
Severance and restructuring [c]             3,613        3,220          378           15
SESCO payable to Montenay [b]               5,800        1,000        2,050        2,200          550
Other                                         700          700           --           --           --
                                      -----------  -----------  -----------  -----------  -----------
Total Contractual Obligations         $   123,334  $    16,862  $    22,468  $    76,922  $     7,082
                                      ===========  ===========  ===========  ===========  ===========


                                                   Due in less       Due in       Due in    Due after
Other Commercial Commitments                Total  than 1 year    1-3 years    4-5 years      5 years
----------------------------          -----------  -----------  -----------  -----------  -----------
Commercial letters of credit          $     1,007  $     1,007  $        --  $        --  $        --
Stand-by letters of credit                  6,361        6,361           --           --           --
Guarantees [a]                             35,820        5,385       15,135       15,300           --
                                      -----------  -----------  -----------  -----------  -----------
Total Commercial Commitments          $    43,188  $    12,753  $    15,135  $    15,300  $        --
                                      ===========  ===========  ===========  ===========  ===========

(a) As discussed in the Off-Balance Sheet Arrangements section above, SESCO, an indirect wholly-owned subsidiary of Katy, is party to a partnership that operates a waste-to-energy facility, and has certain contractual obligations, for which Katy provides certain guarantees. If the partnership is not able to perform its obligations under the contracts, under certain circumstances SESCO and Katy could be subject to damages equal to the amount of Industrial Revenue Bonds outstanding (which financed construction of the facility) less amounts held by the partnership in debt service reserve funds. Katy and SESCO do not anticipate non-performance by parties to the contracts. See the Off-Balance Sheet Arrangements section above and Note 8 to Consolidated Financial Statements.

(b) Amount owed to Montenay as a result of the SESCO partnership, discussed above and in Note 8 to the Consolidated Financial Statements. $1.0 million of this obligation is classified in the Consolidated Balance Sheets as an Accrued Expense in Current Liabilities, while the remainder is included in Other Liabilities, recorded on a discounted basis.

(c) These "Severance and restructuring" obligations represent liabilities associated with restructuring activities, other than liabilities for non-cancelable lease rentals. Future non-cancelable lease rentals are included in the line entitled "Operating leases." Our balance sheet at December 31, 2002, includes $10.9 million in discounted liabilities associated with non-cancelable operating lease rentals, net of estimated sub-lease revenues, related to facilities that have been abandoned as a result of restructuring and consolidation activities.

(d) As discussed in the Liquidity and Capital Resources section above, the entire Deutsche Bank Revolving Credit Facility is classified as a current liability on the Consolidated Statements of Financial Position as a result of the combination in the Deutsche Bank Credit Agreement of 1) lockbox agreements on Katy's depository bank accounts and 2) a subjective Material Adverse Effect (MAE) clause. The Deutsche Bank Revolving Credit Facility was paid off on February 3, 2003, with funds received under the Fleet Credit Agreement. The Fleet Credit Agreement contains similar provisions, and it is expected that borrowings under the Fleet revolving facility will be classified as current as well.

(e) The preferred interest in subsidiary was redeemed early on February 3, 2003, coincident with the refinancing of Katy's debt obligations through the Fleet Credit Agreement. The stated amount of $16.4 million was redeemed at a 40% discount for $9.8 million. The resulting $6.6 million (pre-tax) gain on the redemption will be recognized as an increase to Paid-in Capital on the Consolidated Balance Sheets for period ended March 31, 2003.

OTHER ITEMS

Effect of Transactions with Related and Certain Other Parties

      In connection with the Contico acquisition on January 8, 1999, we entered into building lease agreements with Newcastle Industries, Inc. (Newcastle). Newcastle was the holder of the $16.4 million preferred interest in Contico (see
Note 13 to the Consolidated Financial Statements in Part II, Item 8). Lester Miller, the former owner of Contico, and a Katy director from 1999 to 2000, is the majority owner of Newcastle. Also, several additional properties utilized by Contico are leased directly from Lester Miller. Rental expense for these properties approximates historical market rates. Related party rental expense for the years ended December 31, 2002, 2001 and 2000 was approximately $0.8 million, $1.5 million and $1.5 million, respectively.

      We paid Newcastle $1.3 million of preferred distributions for the year ended December 31, 2002, compared to $2.0 and $2.6 million for each of the years ended December 31, 2001 and 2000 respectively. The decreases in distributions were due to the early redemption (at a discount) of half of the preferred interest at the time of the recapitalization in June 2001. On February 3, 2003, the remainder of the preferred interest was redeemed at a 40% discount. As a result, we do not owe any further distributions.

      Kohlberg & Co., L.L.C., an affiliate of Kohlberg Investors IV, L.P., whose affiliate holds all 805,000 shares of our Convertible Preferred Stock, provides ongoing management oversight and advisory services to Katy. We paid $500,000 for such services in 2002, and expect to pay $500,000 annually in future years.

RESTRUCTURING EFFORTS AND SEVERANCE CHARGES

      During the fourth quarter of 2002, we recorded $2.4 million of severance and other exit costs associated with the shut down of the Woods manufacturing facilities in Indiana. Manufacturing operations were ceased in order to implement a more cost-effective procurement of finished goods inventory through sourcing with third party suppliers. 361 operational employees were terminated as a result of this shut down. Woods incurred $1.5 million in severance, pension, and other employee-related costs associated with the employee terminations. Woods also incurred a charge for the creation of a liability for non-cancelable lease costs at abandoned production facilities of $0.8 million. An additional $0.1 million of other exit costs were incurred related to facility repairs and other minor costs. Woods also incurred $0.9 million of inventory write-offs related to raw and packaging materials that will not be utilized efficiently with the change-over to a fully sourced inventory strategy. Contico incurred restructuring costs of $0.6 million associated with costs of revaluing their non-cancelable lease liability at the Warson Road and Earth City facilities, and $0.3 million of costs in moving inventory and equipment from the Warson facility to the Bridgeton facility.

      During the third quarter of 2002, we recorded $9.5 million of severance, restructuring and other charges. During the third quarter, we committed to a plan to abandon Contico's Earth City, Missouri distribution facility, and to consolidate its operations into the Bridgeton, Missouri facility (both facilities are in the St. Louis, Missouri area). As a result, a $7.1 million charge was recorded to accrue a liability for non-cancelable lease payments associated with the Earth City facility. Also during the third quarter, the Contico business recorded a $1.4 million charge related to rent and other facility costs associated with its Warson Road facility (also in the St. Louis, Missouri area), whose operations are also being consolidated into Bridgeton, Missouri. A charge of $1.8 million was recorded in the second quarter of 2002 for the Warson Road facility, and the additional amount of $1.4 million was recorded after consideration of the market for sub-leasing and to accrue costs to refurbish the facility. The Contico business recorded related charges of $0.2 million incurred in moving inventory and equipment from the Warson Road facility to Bridgeton, Missouri, and $0.2 million in severance costs. The Corporate group recorded a $0.1 million charge for non-cancelable lease payments related to the former corporate headquarters. Also in the third quarter of 2002, a charge of $0.5 million was recorded for payments to consultants working with us on sourcing and other manufacturing and production efficiency initiatives.

      Certain assumptions have been made regarding potential future sub-lease revenue at rented facilities that have been, or will be, abandoned as a result of restructuring and consolidation activities. If we are unable to achieve our estimated sub-lease revenue estimates, charges could be recognized in future periods to update the estimated liability and cost to Katy for these facilities.

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

      During the fourth quarter of 2001, we recorded $3.2 million of severance and restructuring charges. Approximately $1.0 million was related to severance payments. These payments related to the closing of the former corporate headquarters in Englewood, Colorado and an adjunct corporate office in Chicago, Illinois and the related terminations of employees, as well as severance paid to employees at operating divisions in headcount reduction efforts. Approximately $1.4 million of the charges related to a consultant working with us on sourcing and other manufacturing and production efficiency initiatives. Approximately $0.2 million of the charges related to transition activities within the Company. Other costs related to manufacturing restructuring initiatives at Contico.

      During the third quarter of 2001, we recorded $6.5 million of severance and restructuring charges, of which $5.1 million related to the payment or accrual of severance and other expenses associated with the management transition as a result of the recapitalization. Additionally, $1.0 million of costs were incurred related primarily to outside consultants working with us on strategic operational and financial strategies. Included in this amount is a charge of $0.5 million for the fair value of stock options awarded to this non-employee firm.

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

      The table below details activity in restructuring reserves since December 31, 2000.

       Restructuring liabilities at December 31, 2000       $  1,121
          Additions to restructuring liabilities              13,380
          Payments on restructuring liabilities              (11,488)
                                                            --------
       Restructuring liabilities at December 31, 2001          3,013
          Additions to restructuring liabilities              19,155
          Payments on restructuring liabilities               (7,669)
                                                            --------
       Restructuring liabilities at December 31, 2002       $ 14,499
                                                            ========

      The table below summarizes the future obligations for severance and restructuring charges detailed above:

                    2003                       $    7,459
                    2004                            1,592
                    2005                            1,601
                    2006                            1,368
                    2007                            1,300
                 Thereafter                         1,179
                                               ----------
                       Total Payments          $   14,499
                                               ==========

OUTLOOK FOR 2003

      We anticipate a continuation of the difficult economic conditions and business environment in 2003, which will present challenges in maintaining net sales. In particular, we expect to see softness continue in the restaurant, travel and hotel markets to which we sell cleaning products. However, we began to see some improvement in this channel as 2002 progressed. We have also seen strong sales performance from the Woods and Woods Canada retail electrical corded products business, but we do not expect to see the same level of top line growth from those businesses in 2003. We have a significant concentration of customers in the mass-market retail, discount and do-it-yourself market channels. Our ability to maintain and increase our sales levels depends in part on our ability to retain and improve relationships with these customers. We face the continuing challenge of recovering or offsetting cost increases for raw materials.

      Gross margins are expected to improve during 2003 as we realize the benefits of various profit-enhancing strategies begun in 2001 and 2002. These strategies include sourcing previously manufactured products, as well as locating new sources for products already sourced outside the Company. We have significantly reduced headcount, and continue to examine issues related to excess facilities. Cost of goods sold is subject to variability in the prices for certain raw materials, most significantly thermoplastic resins used by Contico in the manufacture of plastic products. Prices of plastic resins, such as polyethylene and polypropylene, have increased during the early months of 2003. Management has observed that the prices of plastic resins are driven to an extent by prices for crude oil and natural gas, in addition to other factors specific to the supply and demand of the resins themselves. We cannot predict the longevity of the current price increase, or if resin prices may increase further or be reduced through the rest of 2003. We are also exposed to price changes for copper (a primary material in many of the products sold by Woods and Woods Canada), corrugated packaging material and other raw materials. Copper prices have also increased in recent months. We have not employed an active hedging program related to our commodity price risk, but are employing other strategies for managing this risk. In a climate of rising raw material costs, we experience difficulty in raising prices to shift these higher costs to our customers.

      Depreciation expense is expected to be higher during 2003 as a result of the reduction in depreciable lives for certain assets used in Contico's manufacturing process. However, many of these assets will become fully depreciated during 2003 since the Contico acquisition occurred in early 1999. Therefore, depreciation expense is expected to reduce again in 2004 and subsequent years.

      Selling, general and administrative expenses are expected to remain stable as a percentage of sales from 2002 levels. Cost reduction efforts are ongoing throughout the Company. Our corporate office has relocated, and we expect to maintain modest headcount and rental costs for that office. We have completed the process of transferring most back-office functions of our Wilen subsidiary from Atlanta, Georgia to St. Louis, Missouri, the headquarters of Contico. We are nearly complete with the process of transferring most back office functions of the Glit/Microtron subsidiary in Wrens, Georgia to St. Louis, Missouri. We will evaluate the possibility of further consolidation of administrative processes at our subsidiaries.

      We have announced or committed to several restructuring plans involving our operations. During the second and third quarters of 2002, respectively, we announced plans to consolidate the Warson and Earth City facilities of Contico into the Bridgeton facility. All of these facilities are located in the St. Louis, Missouri area. The move from our Warson Road facility is complete. The move from our Earth City facility will require approximately $1.9 million of incremental cash, $1.6 million in the form of capital expenditures, mainly for material handling equipment, and $0.3 million to move inventory and equipment. This cash will be spent in 2003. The large expense charges recorded during the second and third quarters of 2002 related to these facilities were mainly to accrue non-cancelable lease payments for these facilities (i.e., non-incremental cash). We expect the Contico business unit to benefit from significantly lower overhead costs in 2003 and beyond as a result of these consolidations. Further facility consolidations with respect to the Contico operations are under review.

      During October 2002, we also announced the planned closure of four Woods manufacturing facilities in Indiana, necessitated by our decision to fully outsource our supply of electrical consumer corded products to lower cost sources. Prior to the plant closures, Woods already sourced approximately half of its finished goods from vendors. The plant closures took place in December 2002. While outsourcing of the Woods' products is a cost-saving measure, Woods expects to maintain higher inventory levels, especially during mid-2003, as a result of this move.

      We have committed to other restructuring alternatives as well, most of which center around consolidation of operations into fewer facilities. Certain of these projects under consideration could require more significant levels of incremental cash for both capital expenditures and moving and relocation costs. Expected capital needs for these projects may reach $6.0 million, which would be spent mainly in early- to mid-2003.

      We continue to pursue a strategy of developing the Katy Maintenance Group
(KMG). By the latter portion of 2003, we expect to have operational centralized customer service functions for Continental, Glit, Wilen and Disco, allowing customers to order products from any division on one purchase order. We believe that operating these businesses as a cohesive unit will improve customer service in that our customers' purchasing processes will be simplified, as will follow up on order status, billing, collection and other related functions. We hope that these steps will increase customer loyalty and help in attracting new customers and increasing top line sales in future years.

      Interest expense in 2003 is expected to be stable to lower than the amount reported in 2002, due primarily to similar or lower expected debt balances. We cannot predict the future levels of interest rates.

      Regarding income tax expense, we did not record the net benefit of any deferred tax benefits as of December 31, 2002. Given our history of operating losses, along with guidance provided by the accounting literature covering accounting for income taxes, we were unable to conclude it is more likely than not that we will be able to generate future taxable income sufficient to realize the benefits of deferred tax assets carried on our books. Therefore, a full valuation allowance on the net deferred tax asset position was recorded at December 31, 2002. Therefore, we do not expect to record the benefit of any losses or deferred tax assets that may be generated in 2003.

      We are continually evaluating alternatives relating to divestitures of certain of our businesses. Divestitures present opportunities to de-leverage our financial position and free up cash for further investments in core activities. On March 6, 2003, we announced that we are exploring the sale of the Woods and Woods Canada businesses. However, there can be no assurance that a sale of the Woods and Woods Canada business will be completed. On April 2, 2003, we announced the sale of GC/Waldom with gross proceeds of $8.3 million. Katy does not expect to record a significant gain or loss during 2003 as a result of this transaction.

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

      - The greater reliance on third parties for our finished goods as we increase the portion of our manufacturing that is outsourced.

      - Our inability to reduce administrative costs through consolidation of functions and systems improvements.

      - Our inability to successfully integrate our operations as a result of the facility consolidations.

      - Our inability to sub-lease rented facilities which have been abandoned as a result of consolidation and restructuring initiatives.

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

      - The potential impact of rising costs for insurance for properties and various forms of liabilities.

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

CRITICAL ACCOUNTING POLICIES

      Our significant accounting policies are more fully described in Note 2 to the Consolidated Financial Statements of Katy included in Part II, Item 8. Certain of our accounting policies as discussed below require the application of significant judgment by management in selecting the appropriate assumptions for calculating amounts to record in our financial statements. By their nature, these judgments are subject to an inherent degree of uncertainty.

      Accounts Receivable - We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer's current credit worthiness, as determined by our review of their current credit information. We continuously monitor collections and payment from our customers and maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified. While such credit losses have historically been within our expectations and the provision established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. Since our accounts receivable are concentrated in a relatively few number of large sized customers, especially our consumer/retail customers, a significant change in the liquidity or financial position of any one of these customers could have a material adverse impact on the collectibility of our accounts receivable and our future operating results.

      Inventories - We value our inventory at the lower of the actual cost to purchase and/or manufacture the inventory or the current estimated market value of the inventory. We regularly review inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on our estimated forecast of product demand and production requirements for the next twelve months. Our accounting policies state that operating divisions are to identify, at a minimum, those inventory items that are in excess of either one year's historical or one year's forecasted usage, and to use business judgment in determining which is the more appropriate metric. Those inventory items must then be evaluated on a lower of cost or market basis for realizability. A significant increase in the demand for our products could result in a short-term increase in the cost of inventory purchases while a significant decrease in demand could result in an increase in the amount of excess inventory quantities on hand. Additionally, our estimates of future product demand may prove to be inaccurate, in which case we may have understated or overstated the provision required for excess and obsolete inventory. In the future, if our inventory is determined to be overvalued, we would be required to recognize such costs in our cost of goods sold at the time of such determination. Likewise, if our inventory is determined to be undervalued, we may have over-reported our costs of goods sold in previous periods and would be required to recognize such additional operating income at the time of sale. Therefore, although we make every effort to ensure the accuracy of our forecasts of future product demand, any significant unanticipated changes in demand or product developments could have a significant impact on the value of our inventory and our reported operating results. Our reserves for excess and obsolete inventory were $5.8 million and $5.9 million, respectively, as of December 31, 2002 and December 31, 2001.

      Impairments of Long-Lived Assets - We regularly review our long-lived assets for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. For assets that are to be held and used, this is done by comparing undiscounted future cash flows associated with the asset (or asset group) and determining if the carrying value of the asset (asset group) will be recovered by those cash flows over the remaining useful life of the asset (or of the primary asset of an asset group). If the future undiscounted cash flows indicate that the carrying value of the asset (asset group) will not be recovered, then the asset is marked to fair value. We monitor our operations to look for triggering events that may cause us to perform an impairment analysis. These events include, among others, loss of product lines, poor operating performance and abandonment of facilities. We determine the lowest level at which cash flows are separately identifiable to perform the future cash flows tests, and apply the results to the assets related to those separately identifiable cash flows. In some cases, this may be at the individual asset level, but in other cases, it is more appropriate to perform this testing at a business unit level (especially when poor operating performance was the triggering event). For assets that are to disposed of by sale or by a means other than by sale, the identified asset (or disposal group if a group of assets or entire business unit) is marked to fair value less costs to sell. In the case of the planned sale of a business unit, SFAS No. 144 indicates that disposal groups should be reported as discontinued operations on the consolidated financial statements if cash flows of the disposal group are separately identifiable. SFAS No. 144 has had an impact on the application of accounting for discontinued operations, making it in general much easier to classify a business unit (disposal group) held for sale as a discontinued operation. The rules covering discontinued operations prior to SFAS No. 144 generally required that an entire segment of a business be planned for disposal in order to classify it as a discontinued operation. We recorded significant impairments of long-lived assets during 2002 in accordance with SFAS No. 144, which are discussed in Note 5 to the Consolidated Financial Statements in Part II., Item
8. We also recorded amounts as discontinued operations in 2002 (and for all periods presented), which are detailed further in Note 7 to the Consolidated Financial Statements.

      Deferred income taxes - We recognize deferred income tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. Deferred income tax assets also include federal, state and foreign net operating loss carry forwards, primarily due to the significant operating losses incurred during recent years, as well as various tax credits. We regularly review our deferred income tax assets for recoverability taking into consideration historical net income (losses), projected future income (losses) and the expected timing of the reversals of existing temporary differences. We establish a valuation allowance when it is more likely than not that these assets will not be recovered. As of December 31, 2002, we had a valuation allowance of $42.8 million. During the year ended December 31, 2002, we increased the valuation allowance by $29 million primarily to provide a full reserve against our net deferred tax asset position. Given the negative evidence provided by our history of operating losses, and considering guidance provided by SFAS No. 109, Accounting for Income Taxes, we were unable to conclude that our deferred tax assets would be recoverable through the generation of future taxable income. We will continue to evaluate our valuation allowance requirements based on future operating results and business acquisitions and dispositions, and we may adjust our deferred tax asset valuation allowance. Such changes in our deferred tax asset valuation allowance will be reflected in current operations through our income tax provision.

      Workers' compensation and product liabilities - We make payments for workers' compensation and product liability claims generally through the use of a third party claims administrator. We have purchased insurance coverage for large claims over our self-insured retention levels. Our workers' compensation and health benefit liabilities are developed using actuarial methods based upon historical data for payment patterns, cost trends, and other relevant factors. In order to consider a range of possible outcomes, we have estimated our liabilities in this area on several different sources of loss development factors, including those from the insurance industry, the manufacturing industry, and factors developed in-house. Our general approach is to identify a reasonable, logical conclusion, typically in the middle range of the possible outcomes. While we believe that our liabilities for workers' compensation and product liability claims as of December 31, 2002, are adequate and that the judgment applied is appropriate, such estimated liabilities could differ materially from what will actually transpire in the future.

New Accounting Pronouncements

      In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 142, Goodwill and Other Intangible Assets. Under SFAS No. 142, goodwill is no longer amortized on a straight line basis over its estimated useful life, but will be tested for impairment on an annual basis and whenever indicators of impairment arise. The goodwill impairment test, which is based on fair value, is to be performed on a reporting unit level. A reporting unit is defined as an operating segment determined in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, or one level lower. Goodwill will no longer be allocated to other long-lived assets for impairment testing under SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. Additionally, goodwill on equity method investments will no longer be amortized; however, it will continue to be tested for impairment in accordance with Accounting Principles Board (APB) Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. Under SFAS No. 142 intangible assets with indefinite lives will not be amortized. Instead they will be carried at the lower of cost or fair value and tested for impairment at least annually or when indications of impairment arise. All other recognized intangible assets will continue to be amortized over their estimated useful lives.

      SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 although goodwill on business combinations consummated after July 1, 2001 will not be amortized. The Company has adopted the non-amortization provisions of SFAS No. 142 with regards to goodwill that has been reported on the balance sheets historically. The amount of goodwill amortization not recorded during the twelve months ended December 31, 2002 as a result of the adoption of the non-amortization provisions was $1.9 million, before tax. Negative goodwill, which was created with the acquisition of Woods Industries in December 1996 and was amortized over five years, was fully amortized by December 31, 2001; therefore, the adoption of the non-amortization provisions of SFAS No. 142 had no impact on negative goodwill.

      See Note 4 to the Consolidated Financial Statements of Katy included in
Part II, Item 8. for further discussion of the final transition to SFAS No. 142.

      In August 2001, the FASB released SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Previously, two accounting models existed for long-lived assets to be disposed of, as SFAS No. 121 did not address the accounting for a segment of a business accounted for as a discontinued operation under APB Opinion 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. This statement establishes a single model based on the framework of SFAS No. 121. This statement also broadens the presentation of discontinued operations to include more disposal transactions. Katy anticipates that the implementation of SFAS No. 144 could have a future impact on its financial reporting as 1) Katy is considering divestitures of certain businesses and exiting certain facilities and operational activities, 2) the statement broadens the presentation of discontinued operations, and 3) the Company anticipates that impairments of long-lived assets may be necessitated as a result of the above contemplated actions. If certain divestitures occur, they may qualify as discontinued operations under SFAS No. 144, whereas they would not have met the requirements of discontinued operations treatment under APB Opinion 30. However, the Company is not able to conclude that it is probable that these divestitures will occur within one year, and recognizes that significant changes to plans or intentions may occur. Therefore, these operations have not been classified as discontinued operations. See Notes 5 and 7 to the Consolidated Financial Statements of Katy included in Part II, Item 8. for further discussion of impairments and discontinued operations.

      In April 2002, the FASB released SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 rescinds and makes technical corrections regarding various topics, including early extinguishments of debt and sale-leaseback transactions. The statement is effective for fiscal years beginning after May 15, 2002. We intend to adopt SFAS No. 145 on January 1, 2003. SFAS No. 145 will require that certain costs and losses associated with early extinguishments of debt be reported as interest expense as a component of income from continuing operations, whereas the prior accounting guidance provided for classification so these costs and losses as extraordinary items, reported separate on a tax-effected basis after income from continuing operations. The adoption of SFAS No. 145 will require that we reclassify a $1.2 million after-tax ($1.8 million pre-tax) write-off of previously capitalized debt costs that occurred during 2001 to interest expense in income from continuing operations during 2001, as opposed to its previous classification as an extraordinary item. Future write-offs of capitalized debt costs would be classified in interest expense in a similar manner. We anticipate writing off approximately $1.2 million of debt costs, pre-tax, during the first quarter of 2003, associated with the refinancing of our debt obligations through the Fleet Credit Agreement. These costs will be reported as interest expense as a component of income from continuing operations.

      In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. Previous accounting guidance was provided by EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring). SFAS No. 146 replaces EITF Issue No. 94-3. The new standard is effective for exit or restructuring activities initiated after December 31, 2002. We are considering a number of restructuring and exit activities at the current time, including plant closings and consolidation of facilities. Since these activities will be initiated after December 31, 2002, this statement could have a significant impact on the timing of the recognition of these costs in our statements of operations, tending to spread the costs out as opposed to recognition of a large portion of the costs at the time we commit to and communicate such restructuring and exit plans. Katy is required to adopt the provisions of SFAS No. 146 in 2003. Our operating plans call for additional restructuring and facility consolidation activity during 2003 and 2004, concerned mainly with further consolidation of St. Louis, Missouri plastics manufacturing facilities, and restructuring and consolidation of certain abrasives manufacturing facilities. Current estimates indicate $7.0 million to $7.5 million will be expensed in 2003 and 2004 associated with these activities. The largest share of these costs would have been expensed as incurred under either the old or new rules, as they pertain to moving of inventory and equipment, and cleaning and refurbishing facilities. The new rules could potentially push the recognition of a portion of the costs, related to an estimated $2.0 million non-cancelable lease liability, from 2003 to 2004, since the facility would probably not be abandoned until 2004.

      In November 2002, the FASB issued Interpretation (FIN) No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. This interpretation elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. We are currently evaluating the interpretation and determining the impact that this interpretation could have on certain disclosures made regarding Katy's guarantees, especially those involving SESCO.

      In January 2003, the FASB released Interpretation (FIN) No. 46, Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51. The Interpretation clarifies issues regarding the consolidation of entities which may have features that make it unclear whether consolidation or equity method accounting is appropriate. FIN 46 is generally effective in 2003. Katy is evaluating FIN 46 to determine any potential impact on its financial reporting.

      In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. This standard provides alternative methods of transition for a voluntary change to the fair value based methods of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation, to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The new standard is effective for fiscal years ending after December 15 2002. Katy will continue to comply with the provisions under APB Opinion No. 25, Accounting for Stock Issued to Employees, for accounting for stock-based employee compensation. The disclosure provisions of SFAS No. 148 have been reflected in Note 2 to the Consolidated Financial Statements in Part II, Item 8.

Environmental and Other Contingencies

      The Company and certain of its current and former direct and indirect corporate predecessors, subsidiaries and divisions are involved in remedial activities at certain present and former locations and have been identified by the EPA, state environmental agencies and private parties as potentially responsible parties (PRPs) at a number of hazardous waste disposal sites under the Comprehensive Environmental Response, Compensation and Liability Act (Superfund Act) or equivalent state laws and, as such, may be liable for the cost of cleanup and other remedial activities at these sites. Responsibility for cleanup and other remedial activities at a Superfund site is typically shared among PRPs based on an allocation formula. Under the federal Superfund statute, parties could be held jointly and severally liable, thus subjecting them to potential individual liability for the entire cost of cleanup at the site. Based on its estimate of allocation of liability among PRPs, the probability that other PRPs, many of whom are large, solvent, public companies, will fully pay the costs apportioned to them, currently available information concerning the scope of contamination, estimated remediation costs, estimated legal fees and other factors, the Company has recorded and accrued for indicated environmental liabilities amounts that it deems reasonable and believes that any liability with respect to these matters in excess of the accrual will not be material. The ultimate costs will depend on a number of factors and the amount currently accrued represents management's best current estimate of the total cost to be incurred. The Company expects this amount to be substantially paid over the next one to four years.

      The most significant environmental matter in which the Company is currently involved relates to the W.J. Smith site. In 1993, the EPA initiated a Unilateral Administrative Order Proceeding under Section 7003 of the RCRA against W.J. Smith and Katy. The proceeding requires certain actions at the W.J. Smith site and certain off-site areas, as well as development and implementation of additional cleanup activities to mitigate off-site releases. In December 1995, W.J. Smith, Katy and USEPA agreed to resolve the proceeding through an Administrative Order on Consent under Section 7003 of RCRA. Pursuant to the Order, W.J. Smith is currently implementing a cleanup to mitigate off-site releases.

      In December 1996, Banco del Atlantico, a bank located in Mexico, filed a lawsuit against Woods, a subsidiary of Katy, and against certain past and then-present officers and directors and former owners of Woods, alleging that the defendants participated in a violation of the Racketeer Influenced and Corrupt Organizations (RICO) Act involving allegedly fraudulently obtained loans from Mexican banks, including the plaintiff, and "money laundering" of the proceeds of the illegal enterprise. All of the foregoing is alleged to have occurred prior to Katy's purchase of Woods. The plaintiff also alleged that it made loans to an entity controlled by certain past officers and directors of Woods based upon fraudulent representations. The plaintiff seeks to hold Woods liable for its alleged damages directly, and under principles of respondeat superior and successor liability. The plaintiff is claiming damages in excess of $24.0 million and is requesting treble damages under RICO. Because certain threshold procedural and jurisdictional issues have not yet been fully adjudicated in this litigation, it is not possible at this time for the Company to reasonably determine an outcome or accurately estimate the range of potential exposure. Katy may have recourse against the former owner of Woods and others for, among other things, violations of covenants, representations and warranties under the purchase agreement through which Katy acquired Woods, and under state, federal and common law. In addition, the purchase price under the purchase agreement may be subject to adjustment as a result of the claims made by Banco del Atlantico or other issues relating to the litigation. The extent or limit of any such adjustment cannot be predicted at this time. An adverse judgment in this matter could have a material impact on Katy's liquidity and financial position if the Company were not able to exercise recourse against the former owner of Woods.

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

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Our exposure to market risk associated with changes in interest rates relates primarily to our debt obligations and a preferred interest in one of our subsidiaries (which was redeemed as of February 3, 2003). We currently do not use derivative financial instruments relating to this exposure. Our interest obligations on outstanding debt at December 31, 2002, were indexed from short-term Eurodollar rates.

      The following table presents as of December 31, 2002, our financial instruments, rates of interest and indications of fair value:

                             Expected Maturity Dates
                             (Thousands of Dollars)

ASSETS
------                                2003       2004         2005         2006         2007     Thereafter    Total      Fair Value
                                      ----       ----         ----         ----         ----     ----------    -----      ----------
Temporary cash investments
       Fixed rate                   $     --   $     --     $     --     $     --     $     --    $     --    $     --     $     --
       Average interest rate              --         --           --           --           --          --          --           --

INDEBTEDNESS
------------

Fixed rate debt                     $    700   $     --     $     --     $     --     $     --    $     --    $    700     $    700
       Average interest rate            7.14%        --           --           --           --          --        7.14%          --
Variable interest rate              $     --   $     --     $     --     $ 44,751     $     --    $     --    $ 44,751     $ 44,751
       Average interest rate            3.86%      3.86%        3.86%        3.86%          --          --        3.86%          --

PREFERRED INTEREST OF SUBSIDIARY
--------------------------------

Fixed rate obligation               $     --   $     --     $     --     $ 16,400     $     --    $     --    $ 16,400     $  9,840
       Average interest rate            8.00%      8.00%        8.00%        8.00%          --          --        8.00%          --

      On February 3, 2003, the Company refinanced its variable interest rate indebtedness and entered into the Fleet Credit Agreement. The Fleet Credit Agreement provides for a $20 million term loan, with 20 quarterly payments of $0.7 million, and a $5.7 million final payment in 2008. The remainder of the borrowings are covered under a revolving credit facility. Rates of interest are variable and are based on short-term LIBOR rates. Therefore, we expect that the fair value of this indebtedness in future periods will approximate its carrying value. Coincident with this transaction, the Company redeemed early, at a 40% discount, the remaining preferred interest in Contico, which, as disclosed above, had a stated value of $16.4 million. Katy utilized approximately $9.8 million (plus $0.2 million for payment of accrued distributions) of the proceeds from the Fleet Credit Agreement funding for this purpose. Therefore, it was determined that the fair value of this instrument at December 31, 2002, was $9.8 million.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

               MANAGEMENT'S RESPONSIBILTY FOR FINANCIAL STATEMENTS

The management of Katy Industries, Inc. is responsible for the accuracy and internal consistency of all information contained in this annual report, including the Consolidated Financial Statements. Management has followed those generally accepted accounting principles that it believes to be most appropriate to the circumstances of the Company, and has made what it believes to be reasonable and prudent judgments and estimates where necessary.

Katy Industries, Inc. operates under a system of internal accounting controls designed to provide reasonable assurance that its financial records are accurate, that the assets of the Company are protected and that the financial statements fairly present the financial position and results of operations of the Company. The internal accounting controls system is tested, monitored and revised as necessary.

Three directors of the Company, not members of management, serve as the Audit Committee of the Board of Directors and are the principal means through which the Board oversees performance of the financial reporting duties of management. The Audit Committee meets with management and the Company's independent auditors several times a year to review the results of the external audit of the Company and to discuss plans for future audits. At these meetings, the Audit Committee also meets privately with the independent auditors to assure its unrestricted access to them.

The Company's independent auditors, PricewaterhouseCoopers LLP, audited the financial statements prepared by the management of Katy Industries, Inc. Their opinion on these financial statements is presented below.


/S/ C. Michael Jacobi                   /S/ Amir Rosenthal
---------------------                   ------------------
C. Michael Jacobi                       Amir Rosenthal
President and Chief Executive Officer   Vice President, Chief Financial Officer,
                                        General Counsel and Secretary

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Katy Industries, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity and cash flows, present fairly, in all material respects, the financial position of Katy Industries, Inc. and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, in 2002 the Company changed its method of accounting for goodwill to conform to Statement of Financial Accounting Standards No. 142. Also as discussed in Note 2 to the consolidated financial statements, in 2002 the Company changed its method of accounting for discontinued operations to conform to Statement of Financial Accounting Standards No. 144.


/S/PricewaterhouseCoopers LLP

St. Louis, Missouri
April 11, 2003

                     KATY INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 2002 and 2001
                             (Thousands of Dollars)

                                     ASSETS

                                                                               2002          2001
                                                                               ----          ----
CURRENT ASSETS:

     Cash and cash equivalents                                              $   4,842     $   7,836
     Trade accounts receivable, net of allowances of $2,806 and $2,762         58,913        67,602
     Inventories                                                               57,967        53,330
     Deferred income taxes                                                         --         8,243
     Other current assets                                                       1,942         2,619
     Current assets of discontinued operations                                  5,970        18,306
                                                                            ---------     ---------

        Total current assets                                                  129,634       157,936
                                                                            ---------     ---------

OTHER ASSETS:

     Goodwill                                                                  11,211        13,571
     Intangibles                                                               25,491        32,630
     Deferred income taxes                                                         --         2,278
     Equity method investment in unconsolidated affiliate                       7,306         7,011
     Other                                                                     12,342        12,825
     Non-current assets of discontinued operations                              3,100        11,942
                                                                            ---------     ---------

        Total other assets                                                     59,450        80,257
                                                                            ---------     ---------

PROPERTY AND EQUIPMENT
     Land and improvements                                                      3,180         3,053
     Buildings and improvements                                                14,707        16,206
     Machinery and equipment                                                  143,089       152,150
                                                                            ---------     ---------

                                                                              160,976       171,409
     Less - Accumulated depreciation                                          (74,083)      (61,647)
                                                                            ---------     ---------

        Net property and equipment                                             86,893       109,762
                                                                            ---------     ---------

        Total assets                                                        $ 275,977     $ 347,955
                                                                            =========     =========

See Notes to Consolidated Financial Statements

                     KATY INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 2002 and 2001
                 (Thousands of Dollars, except Per Share Data)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                    2002          2001
                                                                                    ----          ----
CURRENT LIABILITIES:

      Accounts payable                                                            $  37,058     $  32,923
      Accrued compensation                                                            7,214         6,442
      Accrued expenses                                                               47,712        41,440
      Current maturities, long-term debt                                                700        14,619
      Revolving credit agreement                                                     44,751        57,000
      Current liabilities of discontinued operations                                  2,444         3,155
                                                                                  ---------     ---------

         Total current liabilities                                                  139,879       155,579

LONG-TERM DEBT, less current maturities                                                  --        12,474

OTHER LIABILITIES                                                                    17,526         4,933
                                                                                  ---------     ---------

NON-CURRENT LIABILITIES OF DISCONTINUED OPERATIONS                                       --           705

         Total liabilities                                                          157,405       173,691
                                                                                  ---------     ---------

COMMITMENTS AND CONTINGENCIES (Notes 19 and 22)

PREFERRED INTEREST OF SUBSIDIARY                                                     16,400        16,400

STOCKHOLDERS' EQUITY
      15% Convertible Preferred Stock, $100 par value, authorized
          1,200,000 shares, issued and outstanding 805,000 shares, liquidation
         value $70,000                                                               80,696        69,560
      Common stock, $1 par values; authorized 35,000,000;
         issued 9,822,204 shares                                                      9,822         9,822
      Additional paid-in capital                                                     46,701        58,314
      Accumulated other comprehensive loss                                           (3,046)       (4,625)
      Unearned compensation                                                              --          (106)
      (Accumulated deficit) retained earnings                                       (11,773)       44,976
      Treasury stock, at cost, 1,460,027
         and 1,430,621 shares, respectively                                         (20,228)      (20,077)
                                                                                  ---------     ---------

         Total stockholders' equity                                                 102,172       157,864
                                                                                  ---------     ---------

         Total liabilities and stockholders equity                                $ 275,977     $ 347,955
                                                                                  =========     =========

See Notes to Consolidated Financial Statements.

                     KATY INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 and 2000
                (Thousands of Dollars, Except Per Share Amounts)

                                                                              2002          2001          2000
                                                                              ----          ----          ----
Net sales                                                                $ 459,990     $ 460,176     $ 523,639
Cost of goods sold                                                         381,846       395,789       433,541
                                                                         ---------     ---------     ---------
   Gross profit                                                             78,144        64,387        90,098
Selling, general and administrative expenses                               (66,803)      (74,424)      (82,785)
Impairments of long-lived assets                                           (21,204)      (47,469)           --
Severance, restructuring and related charges                               (19,155)      (13,380)       (2,651)
Loss on SESCO joint venture transaction                                     (6,010)           --            --
                                                                         ---------     ---------     ---------
   Operating (loss) income                                                 (35,028)      (70,886)        4,662
Equity in income (loss) of unconsolidated affiliate                            295            72           (61)
Interest                                                                    (6,046)      (10,822)      (14,399)
Other, net                                                                    (407)         (604)          453
                                                                         ---------     ---------     ---------

Loss before income taxes                                                   (41,186)      (82,240)       (9,345)

(Provision) benefit for income taxes from continuing operations             (8,612)       20,647         3,275
                                                                         ---------     ---------     ---------

Loss from continuing operations before distributions on preferred          (49,798)      (61,593)       (6,070)
       interest of subsidiary

Distributions on preferred interest of subsidiary (net of tax)              (1,593)       (1,274)       (1,711)
                                                                         ---------     ---------     ---------

Loss from continuing operations                                            (51,391)      (62,867)       (7,781)

(Loss) income from operations of discontinued businesses (net of tax)       (6,150)          787         2,323
Gain on sale of discontinued businesses (net of tax)                         3,306            --            --
                                                                         ---------     ---------     ---------

Loss before extraordinary item and cumulative effect of
       a change in accounting principle                                    (54,235)      (62,080)       (5,458)

Extraordinary loss on early extinguishment of debt  (net of tax)                --        (1,182)           --

Cumulative effect of a change in accounting principle (net of tax)          (2,514)           --            --
                                                                         ---------     ---------     ---------

Net loss                                                                   (56,749)      (63,262)       (5,458)

Gain on early redemption of preferred interest of subsidiary                    --         6,600            --

Payment in kind of dividends on convertible preferred stock                (11,136)       (4,459)           --
                                                                         ---------     ---------     ---------

Net loss attributable to common stockholders                             $ (67,885)    $ (61,121)       (5,458)
                                                                         =========     =========     =========

Loss per share of common stock - Basic and diluted
   Loss from continuing operations attributable to common stockholders   $   (7.47)    $   (7.23)    $   (0.93)
   Discontinued operations                                                   (0.34)         0.09          0.28
   Extraordinary loss on early extinguishment of debt                           --         (0.14)           --
   Cumulative effect of a change in accounting principle                     (0.30)           --            --
                                                                         ---------     ---------     ---------
   Net loss attributable to common stockholders                          $   (8.11)    $   (7.28)    $   (0.65)
                                                                         =========     =========     =========

See Notes to Consolidated Financial Statements

                     KATY INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 and 2000
                             (Thousands of dollars)

                                                                                                                        Accumulated
                                                      Convertible                    Common                                Other
                                                    Preferred Stock                   Stock             Additional        Compre-
                                                  Number of       Par        Number of        Par         Paid in         hensive
                                                    Shares       Value         Shares        Value        Capital          Loss
                                                 ---------------------------------------------------------------------------------
Balance, January 1, 2000                         $      --                    9,822,204   $     9,822   $    51,127          ($434)
Net income                                              --            --             --            --            --             --
Foreign currency translation adjustment                 --            --             --            --            --         (2,323)

Comprehensive loss                                      --            --             --            --            --             --

Common stock dividends                                  --            --             --            --            --             --
Issuance of shares under Stock Plan                     --            --             --            --            --             --
Other issuance of shares                                --            --             --            --            --             --
Purchase of treasury shares                             --            --             --            --            --             --
Other                                                   --            --             --            --            --             --
                                                 ---------------------------------------------------------------------------------
Balance, December 31, 2000                              --            --      9,822,204         9,822        51,127         (2,757)
Net loss                                                --            --             --            --            --             --
Foreign currency translation adjustment                 --            --             --            --            --         (1,511)
Pension minimum liability adjustment                    --            --             --            --            --           (357)

Comprehensive loss                                      --            --             --            --            --             --

Issuance of convertible preferred stock            700,000        70,000             --            --            --             --
Direct costs related to
       issuance of convertible preferred stock          --        (4,899)            --            --            --             --
Redemption of preferred
        interest in subsidiary, net of tax              --            --             --            --         6,710             --
Payment in kind dividends accrued                       --         4,459             --            --            --             --
Stock option grant                                      --            --             --            --           477             --
Other                                                   --            --             --            --            --             --
                                                 ---------------------------------------------------------------------------------
Balance, December 31, 2001                         700,000        69,560      9,822,204         9,822        58,314         (4,625)
Net loss                                                --            --             --            --            --             --
Foreign currency translation adjustment                 --            --             --            --            --          1,913
Pension minimum liability adjustment                    --            --             --            --            --           (334)

Comprehensive loss                                      --            --             --            --            --             --

Issuance of convertible preferred stock
       related to PIK dividends accrued            105,000            --             --            --            --             --
Payment in kind dividends accrued                       --        11,136             --            --       (11,136)            --
Stock option grant                                      --            --             --            --          (477)            --
Other                                                   --            --             --            --            --             --
                                                 ---------------------------------------------------------------------------------
Balance, December 31, 2002                         805,000   $    80,696      9,822,204   $     9,822   $    46,701    $    (3,046)
                                                 ---------------------------------------------------------------------------------


                                                                  Retained
                                                                  Earnings                     Compre-           Total
                                                  Unearned      (Accumulated     Treasury      hensive       Stockholders'
                                                Compensation       Deficit)        Stock         Loss           Equity
                                                --------------------------------------------------------------------------
Balance, January 1, 2000                             ($1,010)   $   120,689       ($19,883)                 $      160,311
Net income                                                --         (5,458)            --    $    (5,458)          (5,458)
Foreign currency translation adjustment                   --             --             --         (2,323)          (2,323)
                                                                                              -----------
Comprehensive loss                                        --             --             --    $    (7,781)              --
                                                                                              ===========
Common stock dividends                                    --         (2,520)            --                          (2,520)
Issuance of shares under Stock Plan                       --             --             63                              63
Other issuance of shares                                   0            (14)            44                              30
Purchase of treasury shares                               --             --           (262)                           (262)
Other                                                    492             --             --                             492
                                                --------------------------------------------------------------------------
Balance, December 31, 2000                              (518)       112,697        (20,038)                        150,333
Net loss                                                  --        (63,262)            --    $   (63,262)         (63,262)
Foreign currency translation adjustment                   --             --             --         (1,511)          (1,511)
Pension minimum liability adjustment                      --             --             --           (357)            (357)
                                                                                              -----------
Comprehensive loss                                        --             --             --    $   (65,130)              --
                                                                                              ===========
Issuance of convertible preferred stock                   --             --             --                          70,000
Direct costs related to
       issuance of convertible preferred stock            --             --             --                          (4,899)
Redemption of preferred
        interest in subsidiary, net of tax                --             --             --                           6,710
Payment in kind dividends accrued                         --         (4,459)            --                              --
Stock option grant                                        --             --             --                             477
Other                                                    412             --            (39)                            373
                                                --------------------------------------------------------------------------
Balance, December 31, 2001                              (106)        44,976        (20,077)                        157,864
Net loss                                                  --        (56,749)            --    $   (56,749)         (56,749)
Foreign currency translation adjustment                   --             --             --          1,913            1,913
Pension minimum liability adjustment                      --             --             --           (334)            (334)
                                                                                              -----------
Comprehensive loss                                        --             --             --    $   (55,170)              --
                                                                                              ===========
Issuance of convertible preferred stock
       related to PIK dividends accrued                   --             --             --                              --
Payment in kind dividends accrued                         --             --             --                              --
Stock option grant                                        --             --             --                            (477)
Other                                                    106             --           (151)                            (45)
                                                --------------------------------------------------------------------------
Balance, December 31, 2002                       $        --    $   (11,773)   $   (20,228)                 $      102,172
                                                --------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

                     KATY INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 and 2000
                             (Thousands of Dollars)

                                                                                           2002         2001        2000
                                                                                       ---------------------------------
Cash flows from operating activities:
     Net loss                                                                          $(56,749)   $ (63,262)   $ (5,458)
     Cumulative effect of a change in accounting principle                                2,514           --          --
     Extraordinary loss on early extinguishment of debt                                      --        1,182          --
     Loss (income) from operations of discontinued businesses                             6,150         (787)     (2,323)
     Gain on sale of discontinued businesses                                             (3,306)          --          --
                                                                                       --------    ---------    --------
        Loss from continuing operations                                                 (51,391)     (62,867)     (7,781)
     Adjustments to reconcile loss from continuing operations
        to net cash provided by continuing operations:
                      Depreciation and amortization                                      19,403       20,728      21,608
                      Amortization of debt issue costs                                    1,605          728         764
                      Impairment of long-lived assets                                    21,204       47,469          --
                      Loss on SESCO transaction                                           6,010           --          --
                      Equity in (income) loss of unconsolidated affiliates                 (295)         (72)         61
                      Deferred income taxes                                              10,521      (22,836)        885
                      Other                                                                 290          670      (1,192)
     Changes in operating assets and liabilities, net of acquisition/disposition of subsidiaries:
        Accounts receivable                                                               8,689       10,753       3,833
        Inventories                                                                      (4,637)      30,757      10,203
        Other assets, including current                                                    (976)         287      (3,311)
        Accounts payable                                                                  4,135      (13,959)     (2,241)
        Accrued expenses and other liabilities                                           13,752         (603)    (10,149)
                                                                                       --------    ---------    --------
     Net cash provided by continuing operations                                          28,310       11,055      12,680
     Net cash provided by discontinued operations                                         3,178        7,226      11,521
                                                                                       --------    ---------    --------
     Net cash provided by operating activities                                           31,488       18,281      24,201
                                                                                       --------    ---------    --------
Cash flows from investing activities:
     Capital expenditures of continuing operations                                      (10,065)     (11,064)    (13,215)
     Capital expenditures of discontinued operations                                        (53)      (1,502)       (981)
     Proceeds from sale of subsidiaries                                                  13,947        1,576          --
     Collections of notes receivable from sales of subsidiaries                             820          137         581
     Proceeds from sale of assets                                                           249          691         904
                                                                                       --------    ---------    --------
     Net cash provided by (used in) investing activities                                  4,898      (10,162)    (12,711)
                                                                                       --------    ---------    --------
Cash flows from financing activities:
     Net borrowings (repayments) on revolving loans, prior to Recapitalization               --       11,300     (17,064)
     Repayment of borrowings under revolving loans at Recapitalization                       --     (144,300)         --
     Proceeds on initial borrowings at Recapitalization -- term loans                        --       30,000          --
     Proceeds on initial borrowings at Recapitalization -- revolving loans                   --       63,211          --
     Net repayments of revovling loans following Recapitalization                       (12,249)      (3,675)         --
     Repayments of term loans following Recapitalization                                (26,393)      (6,282)         --
     Direct costs associated with debt facilities                                          (720)      (7,471)         --
     Proceeds from issuance of Convertible Preferred Stock                                   --       70,000          --
     Direct costs related to issuance of Convertible Preferred Stock                         --       (4,899)         --
     Redemption of preferred interest of subsidiary                                          --       (9,900)         --
     Payment of dividends                                                                    --         (629)     (2,520)
     Purchase of treasury shares                                                             --           --        (262)
     Other                                                                                   42          122          75
                                                                                       --------    ---------    --------
     Net cash used in financing activities                                              (39,320)      (2,523)    (19,771)
                                                                                       --------    ---------    --------
Effect of exchange rate changes on cash and cash equivalents                                (60)           9          54
                                                                                       --------    ---------    --------
Net (decrease) increase in cash and cash equivalents                                     (2,994)       5,605      (8,227)
Cash and cash equivalents, beginning of period                                            7,836        2,231      10,458
                                                                                       --------    ---------    --------
Cash and cash equivalents, end of period                                               $  4,842    $   7,836    $  2,231
                                                                                       ========    =========    ========

See Notes to Consolidated Financial Statements

                     KATY INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        As of December 31, 2002 and 2001
                  (Thousands of dollars, except per share data)

Note 1. ORGANIZATION OF THE BUSINESS

            The Company is a manufacturer and distributor of a variety of commercial and consumer products, including sanitary maintenance supplies, coated abrasives, stains and electrical and electronic components. Principal markets are in the United States, Canada, and Europe and include the sanitary maintenance, restaurant supply, retail, electronics, automotive, and computer markets. These activities are grouped into two primary reportable segments:
Electrical/Electronics and Maintenance Products.

Note 2. SIGNIFICANT ACCOUNTING POLICIES

            Consolidation Policy - The consolidated financial statements include the accounts of Katy Industries, Inc. and subsidiaries in which it has a greater than 50% voting interest, collectively "Katy" or the "Company". All significant intercompany accounts, profits and transactions have been eliminated in consolidation. Investments in affiliates that are not majority-owned and where the Company exercises significant influence are reported using the equity method.

            As part of the continuous evaluation of its operations, Katy has acquired and disposed of certain of its operating units in recent years. Those which affected the Consolidated Financial Statements for the years ended December 31, 2002, 2001, and 2000 are discussed in Notes 6 and 7.

            At December 31, 2002, the Company owns 30,000 shares of common stock, a 43% interest, in Sahlman Holding Company, Inc., (Sahlman) that is accounted for under the equity method. Sahlman is engaged in the business of harvesting shrimp off the coast of South and Central America and shrimp farming in Nicaragua. As of December 31, 2002 and 2001 the investment balances were $7,306 and $7,011, respectively.

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

            Revenue Recognition - Revenue is recognized for all sales, including sales to agents and distributors, at the time the products are shipped and title has transferred to the customer, provided that a purchase order has been received or a contract has been executed, there are no uncertainties regarding customer acceptances, the sales price is fixed and determinable and collectibility is deemed probable. The Company's standard shipping terms are FOB shipping point. Sales discounts, returns and allowances, and cooperative advertising are included in net sales, and the provision for doubtful accounts is included in selling, general and administrative expenses. Additionally, it is the Company's practice to include revenues generated from freight billed to customers in net sales with corresponding freight expense included in cost of sales in the consolidated statement of operations.

            Cash and Cash Equivalents - Cash equivalents consist of highly liquid investments with original maturities of three months or less.

            Advertising Costs - Advertising costs are expensed as incurred. Advertising costs expensed in 2002, 2001 and 2000 were $4.0 million, $8.5 million and $9.7 million, respectively.

            Accounts Receivable - Accounts receivable are stated at net realizable value. Customer collections, receivables aging, and information on customer creditworthiness are continuously monitored, and provisions are maintained for estimated credit losses based upon historical experience and specific customer collection issues that are identified.

            Inventories - Inventories are stated at the lower of cost or market value, and reserves are established for excess and obsolete inventory (shown below in the table as "Inventory Reserves") in order to ensure proper valuation of inventories. Cost includes materials, labor and overhead costs. At December 31, 2002 and 2001, approximately 35% and 49%, respectively, of Katy's inventories (excluding discontinued operations) were accounted for using the last-in, first-out (LIFO) method, while the remaining inventories were accounted for using the first-in, first-out (FIFO) method. Current cost, as determined using the FIFO method, exceeded LIFO cost by $1.3 million and $1.5 million at December 31, 2002 and 2001, respectively. The components of inventories are:

                                                         December 31,
                                                 ------------------------
                                                     2002            2001
                                                     ----            ----
                                                  (Thousands of dollars)

      Raw materials                              $ 19,472        $ 22,081
      Work in process                               1,539           2,016
      Finished goods                               42,736          35,097
      Inventory reserves                           (5,780)         (5,864)
                                                 --------        --------
                                                 $ 57,967        $ 53,330
                                                 ========        ========

            Goodwill - In connection with certain acquisitions, the Company recorded goodwill representing the cost of the acquisition in excess of the fair value of the net assets acquired. Beginning in 2002, goodwill is not amortized in accordance with Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Intangible Assets. The carrying value of goodwill is reviewed annually in accordance with SFAS No. 142. The fair value of each reporting which carries goodwill is determined annually, and the fair value is compared to the carrying value of the reporting unit. If the fair value exceeds the carrying value, then no adjustment is necessary. If the carrying value of the reporting unit exceeds the fair value, appraisals are performed of long-lived assets and other adjustments are made to arrive at a revised fair value balance sheet. This revised fair value balance sheet (without goodwill) is compared to the fair value of the business previously determined, and a revised goodwill amount is reached. If the indicated goodwill amount meets or exceeds the current carrying value of goodwill, then no adjustment is required. However, if the result indicates a reduced level of goodwill, an impairment is recorded to state the goodwill at the revised level. See Note 4 for a discussion of goodwill impairments recognized with the adoption of SFAS No. 142, which were recorded on the Consolidated Statements of Operations as a cumulative effect of a change in accounting principle. Any future impairments of goodwill determined in accordance with SFAS No. 142 would be recorded as a component of operating income.

            Property and Equipment - Property and equipment are stated at cost and depreciated over their estimated useful lives: buildings (10-40 years) generally using the straight-line method; machinery and equipment (3-20 years) using straight-line or composite methods; and leasehold improvements using the straight-line method over the remaining lease period or useful life, if shorter. Costs for repair and maintenance of machinery and equipment are expensed as incurred, unless the result significantly increases the useful life or functionality of the asset, in which case capitalization is considered. Depreciation expense from continuing operations for 2002, 2001 and 2000 was $19.4 million, $20.7 million, and $21.6 million, respectively.

            Impairment of Assets - Long-lived assets are reviewed for impairment if events or circumstances indicate the carrying amount of these assets may not be recoverable through future undiscounted cash flows. If this review indicates that the carrying value of these assets will not be recoverable, based on future undiscounted net cash flows from the use or disposition of the asset, the carrying value is reduced to fair value (see Note 5). Katy adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets on January 1, 2002.

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

            Foreign Currency Translation - The results of the Company's foreign subsidiaries are translated to U.S. dollars using the current-rate method. Assets and liabilities are translated at the year end spot exchange rate, revenue and expenses at average exchange rates and equity transactions at historical exchange rates. Exchange differences arising on translation are recorded as a component of accumulated other comprehensive income (loss).

            Fair Value of Financial Instruments - Where the fair values of Katy's financial instrument assets and liabilities differ from their carrying value or Katy is unable to establish the fair value without incurring excessive costs, appropriate disclosures have been given in the Notes to the Consolidated Financial Statements. All other financial instrument assets and liabilities not specifically addressed are believed to be carried at their fair value in the accompanying Consolidated Balance Sheets.

            Stock Options and Other Stock Awards - The Company follows the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, regarding accounting for stock options and other stock awards. APB Opinion No. 25 dictates a measurement date concept in the determination of compensation expense related to stock awards including stock options, restricted stock, and stock appreciation rights. Katy's outstanding stock options all have established measurement dates and therefore, fixed plan accounting is applied, generally resulting in no compensation expense for stock option awards. However, the Company has issued stock appreciation rights and restricted stock awards and compensation expense has been recorded for these awards in accordance with relative accounting literature. Compensation expense recorded in 2002, 2001, and 2000 related to stock awards was $0.1 million, $0.4 million and $0.5 million, respectively.

            The Company applies APB Opinion No. 25 and related interpretations in accounting for stock options. SFAS No. 123, "Accounting for Stock-Based Compensation" was issued and, if fully adopted by the Company, would change the method for recognition of expense related to option grants to employees. Under SFAS No. 123, cost is based upon the fair value of each option at the date of grant using an option-pricing model that takes into account as of the grant date the exercise price and expected life of the option, the current price of the underlying stock and its expected volatility, expected dividends on the stock and the risk-free interest rate for the expected term of the option. Had compensation cost been determined based on the fair value method of SFAS No. 123, the Company's net income (loss) and earnings (loss) per share would have been reduced to the pro forma amounts indicated below. The weighted average fair values of options granted in 2002, 2001 and 2000 were $1.89, $2.70 and $5.02 respectively.

            The fair value of each option grant is estimated on the date of grant using a Black-Scholes option-pricing model with the following assumptions: dividend yield from 0% to 3.16%; expected volatility ranging from 37.7% to 53.6% for all grants, risk-free interest rates ranging from 3.09% to 6.50% for all grants; and expected lives of five to ten years for all grants.

                                                                     For the years ended December 31,
                                                                     2002          2001          2000
                                                                     ----          ----          ----
      Net loss attributable to common stockholders, as reported   $  (67,885)   $  (61,121)   $   (5,458)
      Deduct:  Total stock-based employee
          compensation expense determined under fair
          value based method for all awards, net of
          related tax effects                                            276           695           512
                                                                  ----------    ----------    ----------

      Pro forma net loss                                          $  (68,161)   $  (61,816)   $   (5,970)
                                                                  ==========    ==========    ==========

      Earnings per share
          Basic and diluted-as reported                           $    (8.11)   $    (7.28)   $    (0.65)
                                                                  ==========    ==========    ==========
          Basic and diluted-pro forma                             $    (8.14)   $    (7.37)   $    (0.71)
                                                                  ==========    ==========    ==========

      The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts.

New Accounting Pronouncements

            In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 142, Goodwill and Other Intangible Assets. Under SFAS No, 142, goodwill is no longer amortized on a straight line basis over its estimated useful life, but will be tested for impairment on an annual basis and whenever indicators of impairment arise. The goodwill impairment test, which is based on fair value, is to be performed on a reporting unit level. A reporting unit is defined as an operating segment determined in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, or one level lower. Goodwill will no longer be allocated to other long-lived assets for impairment testing under SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. Additionally, goodwill on equity method investments will no longer be amortized; however, it will continue to be tested for impairment in accordance with APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. Under SFAS No. 142 intangible assets with indefinite lives will not be amortized. Instead they will be carried at the lower of cost or fair value and tested for impairment at least annually or when indications of impairment arise. All other recognized intangible assets will continue to be amortized over their estimated useful lives.

            SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 although goodwill on business combinations consummated after July 1, 2001 will not be amortized. The Company has adopted the non-amortization provisions of SFAS No. 142 with regards to goodwill that has been reported on the consolidated balance sheets historically. The amount of goodwill amortization not recorded during the twelve months ended December 31, 2002 as a result of the adoption of the non-amortization provisions was $1.9 million, before tax. Negative goodwill, which was created with the acquisition of Woods Industries in December 1996 and was amortized over five years, was fully amortized by December 31, 2001; therefore, the adoption of the non-amortization provisions of SFAS No. 142 had no impact on negative goodwill.

            See Note 4 for further discussion of the final transition to SFAS No. 142.

            In August 2001, the FASB released SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Previously, two accounting models existed for long-lived assets to be disposed of, as SFAS No. 121 did not address the accounting for a segment of a business accounted for as a discontinued operation under APB Opinion 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. This statement establishes a single model based on the framework of SFAS No. 121. This statement, which was adopted by the Company on January 1, 2002, also broadens the presentation of discontinued operations to include more disposal transactions. See Notes 5 and 7 for further discussion of impairments and discontinued operations.

            In April 2002, the FASB released SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 rescinds and makes technical corrections regarding various topics, including early extinguishments of debt and sale-leaseback transactions. The statement is effective for fiscal years beginning after May 15, 2002. The Company intends to adopt SFAS No. 145 on January 1, 2003. SFAS No. 145 will require that certain costs and losses associated with early extinguishments of debt be reported as interest expense as a component of income from continuing operations, whereas the prior accounting guidance provided for classification so these costs and losses as extraordinary items, reported separate on a tax-effected basis after income from continuing operations. The adoption of SFAS No. 145 will require that the Company reclassify a write-off of previously capitalized debt costs that occurred during 2001 to interest expense in income from continuing operations during 2001, as opposed to its previous classification as an extraordinary item. Future write-offs of capitalized debt costs would be classified in interest expense in a similar manner.

            In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. Previous accounting guidance was provided by Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring). SFAS No. 146 replaces EITF Issue No. 94-3. The new standard is effective for exit or restructuring activities initiated after December 31, 2002. We are considering a number of restructuring and exit activities at the current time, including plant closings and consolidation of facilities. Since these activities will be initiated after December 31, 2002, this statement could have a significant impact on the timing of the recognition of these costs in our statements of operations by extending the period over which these costs are recognized, as opposed to recognition of a large portion of the costs at the time we commit to such restructuring and exit plans. Katy is required to adopt the provisions of SFAS No. 146 in 2003. Katy's operating plans call for additional restructuring and facility consolidation activity during 2003 and 2004, concerned mainly with further consolidation of St. Louis, Missouri plastics manufacturing facilities, and restructuring and consolidation of certain abrasives manufacturing facilities. The largest share of these costs would have been expensed as incurred under either the old or new rules, as they pertain to moving of inventory and equipment, and cleaning and refurbishing facilities. The new rules could potentially shift the recognition of a non-cancelable lease liability from 2003 to 2004, since the facility will probably not be abandoned until 2004.

            In November 2002, the FASB issued Interpretation (FIN) No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. This interpretation elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. Katy has determined that its disclosures in regards to guarantees are in accordance with FIN No. 45.

            In January 2003, the FASB released Interpretation (FIN) No. 46, Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51. The Interpretation clarifies issues regarding the consolidation of entities which may have features that make it unclear whether consolidation or equity method accounting is appropriate. FIN 46 is generally effective in 2003. Katy is evaluating FIN 46 to determine any potential impact on its financial reporting.

            During December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based methods of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation, to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The new standard is effective for fiscal years ending after December 15, 2002. Katy will continue to comply with the provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, for accounting for stock-based employee compensation. The disclosure provisions of SFAS No. 148 have been reflected in this Note 2.

            Reclassifications - Certain amounts from prior years have been reclassified to conform to the 2002 financial statement presentation. See unaudited Note 21 for a further discussion of these reclassifications.

Note 3. RECAPITALIZATION

            On June 28, 2001, Katy announced that it completed a recapitalization of the Company (the "Recapitalization"). Katy had reached a definitive agreement on June 2, 2001 with KKTY Holding Company, LLC (KKTY), an affiliate of Kohlberg Investors IV, L.P. (Kohlberg) regarding the Recapitalization. On June 28, 2001, 1) Katy stockholders approved proposals to effectuate the Recapitalization at their annual meeting, including classification of the board of directors into two classes with staggered terms, and 2) Katy, KKTY and a syndicate of banks agreed to a new credit facility (Deutsche Bank Credit Agreement) to finance the future operations of Katy. Under the terms of the Recapitalization, directors designated by KKTY represent a majority of Katy's Board of Directors. Pursuant to the shareholder vote at the annual meeting, four of the elected directors are considered Class I directors, and were elected for one year terms. These directors include C. Michael Jacobi, the President and CEO, and three directors who were not designated by KKTY. Five of the elected directors are considered Class II directors, and will serve a two year term. All of the Class II directors are designees of KKTY.

      Under the terms of the Recapitalization, KKTY purchased 700,000 shares of newly issued preferred stock, $100 par value per share (Convertible Preferred Stock), which is convertible into 11,666,666 common shares, for an aggregate purchase price of $70.0 million. See Note 10. The Recapitalization allowed Katy to retire obligations it had under its former revolving credit agreement, which was agented by Bank of America (Bank of America Credit Agreement). In connection with the Recapitalization, Katy entered into the Deutsche Bank Credit Agreement, agented by Bankers Trust Company, a subsidiary of Deutsche Bank. See Note 9.

      Also in connection with the Recapitalization, the Company entered into an agreement with the holder of the preferred interest in Contico International, L.L.C. (Contico), a subsidiary of Katy, to redeem at a 40% discount approximately half of such interest, plus $0.3 million of accrued distributions thereon. The stated value prior to the recapitalization was $32.9 million. See
Note 13. Katy utilized approximately $10.2 million of the proceeds from the issuance of the Convertible Preferred Stock for this purpose. The difference between the amount paid on redemption and the stated value of preferred interest redeemed ($6.7 million, net of tax) was recognized as an increase to Additional Paid-in Capital on the Consolidated Statement of Stockholders' Equity. This gain is also shown on the Consolidated Statements of Operations as an amount included in net income attributable to common shareholders. The holder of the remaining preferred interest retained approximately 50% of the original preferred interest, or a stated value of $16.4 million. See Note 24. Following is a summary of the sources and uses of funds from, and in connection with, the Recapitalization:

    (Thousands of Dollars)

    Sources:
    Sale of Convertible Preferred Stock                               $ 70,000
    Borrowings under the Deutsche Bank Credit Agreement                 93,211
                                                                      --------
                                                                      $163,211
                                                                      ========

    Uses:
    Paydown of principal obligations under the Bank of
    America Credit Agreement                                          $144,300
    Payment of accrued interest under the Bank of America
    Credit Agreement                                                       624
    Purchase of one-half of preferred interest of Contico
    at a discount                                                        9,900
    Payment of accrued distributions on one-half of preferred
    interest of Contico                                                    322
    Certain costs associated with the recapitalization                   8,065
                                                                      --------
                                                                      $163,211
                                                                      ========

Note 4. GOODWILL AND INTANGIBLE ASSETS

          During 2002, Katy completed the transition to SFAS No. 142 with regard to accounting and reporting of goodwill and other intangible assets.

          The first phase in the determination of a potential transitional goodwill impairment was completed in the second quarter of 2002. Valuations of six Katy reporting units' carrying values were completed. Those reporting units were Contico, Glit/Disco, Inc. (Disco), Duckback Products, Inc., Gemtex, Ltd, Loren Products (Loren) and GC/Waldom Electronics, Inc. (GC/Waldom). The analyses indicated that the fair values were less than the carrying values for three of the six reporting units: Contico, Loren and GC/Waldom. The second phase in the determination of the transitional goodwill impairment was completed by September 30, 2002. Independent appraisals were obtained on the relevant reporting units' property, plant and equipment and intangible assets. The fair value balance sheets as of December 31, 2001 which resulted from this work indicated that transitional goodwill impairment charges of $4.2 million (pre-tax) were required at the Loren and GC/Waldom reporting units. The goodwill of the Contico business unit, which was also evaluated in the second phase of the project, was determined to have a carrying value that was not in excess of fair value as of December 31, 2001. The transitional goodwill impairment of $4.2 million (pre-tax) is shown in the Consolidated Statements of Operations as a cumulative effect of a change in accounting principle, in accordance with SFAS No. 142. Loren Products is part of the Maintenance Products group and GC/Waldom is a discontinued operation (formerly part of the Electrical/Electronics group). In accordance with SFAS No. 142, Katy evaluated the carrying value of goodwill balances at the reporting units as of December 31, 2002, and determined that no further impairments were required.

          As part of the project to implement SFAS No. 142, certain changes to the carrying value of goodwill at the Loren Products and Disco reporting units were made, relating to 1) reclassification of formerly recognized work force intangibles to goodwill, and 2) reclassification of formerly recognized goodwill to a non-compete intangible. Below is a summary of activity in the goodwill accounts during the twelve-month period ending December 31, 2002 (in thousands):

                                                                 Total from
                                                Maintenance       Continuing      Discontinued
                                                  Products        Operations       Operations          Total
                                                  --------        ----------       ----------          -----
      Goodwill, net, at December 31, 2001         $ 13,571         $ 13,571            1,554         $ 15,125
            Net changes to carrying value              276              276               --              276
                                                  --------         --------         --------         --------

      Adjusted carrying value                       13,847           13,847            1,554           15,401
            Transitional impairment charge          (2,636)          (2,636)          (1,554)          (4,190)
                                                  --------         --------         --------         --------

      Goodwill, net, at December 31, 2002         $ 11,211         $ 11,211         $     --         $ 11,211
                                                  ========         ========         ========         ========

      The Company adopted the non-amortization provisions of SFAS No. 142 during the first quarter of 2002. Below is a calculation of earnings, removing the impact of amortization recorded on goodwill and negative goodwill (shown net of tax):

                                                                           2002          2001          2000
                                                                           ----          ----          ----
Reported net loss from continuing operations                         $  (51,391)   $  (62,867)   $   (7,781)
      Add back:  Goodwill amortization, net of tax                           --         1,348         1,602
      Deduct:  Negative goodwill amortization                                --        (1,704)       (1,704)
                                                                     ----------    ----------    ----------

Adjusted net loss from continuing operations                            (51,391)      (63,223)       (7,883)
                                                                     ==========    ==========    ==========

      Reported net (loss) income from discontinued businesses            (6,150)          787         2,323
      Add back:  Goodwill amortization                                       --            88           117
                                                                     ----------    ----------    ----------
Adjusted net (loss) income from discontinued businesses                  (6,150)          875         2,440
      Gain on sale of discontinued businesses                             3,306            --            --
      Extraordinary loss on early extinguishment of debt                     --        (1,182)           --
      Cumulative effect of a change in accounting principle              (2,514)           --            --
      Adjusted net loss from continuing operations                      (51,391)      (63,223)       (7,883)
                                                                     ----------    ----------    ----------

Adjusted net loss                                                       (56,749)      (63,530)       (5,443)
      Gain on early redemption of preferred interest in subsidiary           --         6,600            --
      Paid-in-kind dividends                                            (11,136)       (4,459)           --
                                                                     ----------    ----------    ----------

Adjusted net loss available to common shareholders                   $  (67,885)   $  (61,389)   $   (5,443)
                                                                     ==========    ==========    ==========

      Below is a presentation of pro forma earnings per share, removing the impact of amortization on goodwill and negative goodwill (net of tax):

                                                                           2002          2001          2000
                                                                           ----          ----          ----
Reported net loss from continuing operations                         $    (6.14)   $    (7.49)   $    (0.93)
      Add back:  Goodwill amortization, net of tax                           --          0.16          0.19
      Deduct:  Negative goodwill amortization                                --         (0.20)        (0.20)
                                                                     ----------    ----------    ----------

Adjusted net loss from continuing operations                              (6.14)        (7.53)        (0.94)
                                                                     ==========    ==========    ==========

      Reported net (loss) income from discontinued businesses             (0.73)         0.09          0.28
      Add back:  Goodwill amortization                                       --          0.01          0.01
                                                                     ----------    ----------    ----------

Adjusted net (loss) income from discontinued businesses                   (0.73)         0.10          0.29
      Gain on sale of discontinued businesses                              0.39            --            --
      Extraordinary loss on early extinguishment of debt                     --         (0.14)           --
      Cumulative effect of a change in accounting principle               (0.30)           --            --
      Adjusted net loss from continuing operations                        (6.14)        (7.53)        (0.94)
                                                                     ----------    ----------    ----------

Adjusted net loss                                                         (6.78)        (7.57)        (0.65)
      Gain on early redemption of preferred interest in subsidiary           --          0.79            --
      Paid-in-kind dividends                                              (1.33)        (0.53)           --
                                                                     ----------    ----------    ----------

Adjusted net loss available to common shareholders                   $    (8.11)   $    (7.31)   $    (0.65)
                                                                     ==========    ==========    ==========

      During 2002, Katy reviewed its intangible assets for impairment purposes, and determined in accordance with SFAS No. 144 that the carrying value of a customer list intangible asset at the Contico business unit would not be recovered by projected future undiscounted cash flows. Specifically, Katy determined that the portion of the customer list intangible associated with the Consumer/Retail side of the Contico business required impairment. As a result, an impairment charge of $3.6 million was recorded during 2002, reducing the carrying value of the customer list intangible to $14.8 million. Fair value was determined on a discounted cash flow basis, assuming an estimated cash flow stream resulting from the customer list. This charge is recorded in the line entitled "Impairments of Long-Lived Assets" in the Consolidated Statements of Operations. Contico is part of the Maintenance Products group.

Also during 2002, Katy recorded $0.7 million impairment on the trademark intangible asset at the Wilen Products, Inc. (Wilen) business unit. Poor performance at Wilen in recent years has driven Wilen's profitability to very low levels (including some years with operating losses). This performance continued in 2002, and it was determined that these performance levels negated the relative value of the trademark intangible.

            During 2001, the Company recorded an impairment of certain long-lived assets, including goodwill and certain intangible assets, of its mop, broom and brush division. The division had experienced consistently poor operating results for a number of periods, causing the Company to evaluate the division for impairment. While the Company had plans to improve the division's performance, the then current sales levels and operating results did not support the pre-impairment carrying value of certain long-lived assets that would not be recoverable through forecasted future undiscounted cash flows. A determination of the division's fair value was made using the income approach, specifically, a discounted cash flow analysis using the same cash flow stream used to initially determine that an impairment existed. The adjustment to record the impaired long-lived assets at fair value amounted to a reduction of goodwill of $21.6 million and a reduction to other intangible assets of $11.4 million, for a total reduction of the division's carrying value of $33.0 million.

            Following is detailed information regarding Katy's intangible assets (in thousands):

                                           December 31,   December 31,
                                               2002           2001
                                           ------------   ------------
            Trade Names                      $  8,916       $  9,668
            Customer lists                     21,447         25,035
            Patents                             4,283          4,232
            Non-compete agreements              1,000             --
            Work force                             --          1,480
            Other                                  --             27
                                             --------       --------

                 Subtotal                      35,646         40,442
            Accumulated amortization          (10,155)        (7,812)
                                             --------       --------

                 Intangible assets, net      $ 25,491       $ 32,630
                                             ========       ========

            All of Katy's intangible asses are definite-lived intangibles. Katy recorded amortization expense on intangible assets of $2.6 million, $2.7 million and $3.1 million in 2002, 2001 and 2000, respectively.

            Estimated aggregate amortization expense related to intangible assets is (in thousands):

                2003         $1,920
                2004          1,696
                2005          1,696
                2006          1,696
                2007          1,696

Note 5. IMPAIRMENTS OF PROPERTY, PLANT AND EQUIPMENT

      During 2002, certain manufacturing equipment assets at the Contico business unit were impaired, resulting in charges of $15.2 million. These impairments were the result of management's analysis of the projected undiscounted future cash flows associated with the assets, and the related conclusion that the carrying values of the assets would not be recovered by future cash flows. Approximately 83% of Contico's impaired assets were molds and tooling equipment (which are used to shape specific products in the molding process), the majority of which were associated with consumer/retail products of Contico. Restructuring initiatives, and their impact on the future use of certain assets, triggered approximately $2.6 million of the impairments, making up most of the other 17% of impaired assets. Of this $2.6 million, $2.4 million of assets that had been used at the closed Warson Road plant, and

$0.2 million of assets of the Earth City, Missouri plant (both of which are in the St. Louis, Missouri area), were impaired as a result of the consolidation of those plants to the Bridgeton, Missouri plant.

      Also during 2002, the Wilen business unit recorded an impairment charge of $1.2 million related to certain of its property, plant and equipment, as a result of the decision to reduce costs by sourcing product from outside vendors. The Company is continuing its evaluation of its various operating units and therefore additional impairments of long-lived assets may be recorded in future periods.

      The Woods business unit recorded asset impairments during 2002 of $0.4 million associated with the shutdown of all U.S. manufacturing operations, which occurred in December 2002, impacting the future use and cash flow to be generated by certain assets located in Indiana.

            During 2001, the Company recorded an impairment of all of the long-lived assets of the waste-to-energy facility previously operated by Savannah Energy Systems Company (SESCO) (See Note 8). SESCO's long-lived assets consisted of equity contributions that SESCO was required to make as a result of contractual obligations through 1993, which had a carrying value of $8.5 million, and certain property, plant and equipment, which had a carrying value of approximately $1.3 million. Upon determining that future undiscounted cash flows would not be adequate to cover the carrying amount of long-lived assets, the Company determined that the long-lived assets had a fair value of zero. The fair value estimate is based on attempts to dispose of SESCO.

            Also during 2001, the Company recorded other impairments of long-lived assets totaling $4.7 million. These impairments were primarily the result of management decisions regarding the retirement of certain capitalized assets.

Note 6. DISPOSITIONS

            See Note 7 for dispositions accounted for as discontinued operations.

            On May 3, 2001, Katy sold the Thorsen Tools business for $2.5 million, including a note receivable for $1.0 million, due over five years. The company recognized losses on impairments of goodwill of $0.8 million and a write-down on the value of inventory through cost of goods sold of $0.2 million in connection with the sale.

Note 7. DISCONTINUED OPERATIONS

            Two of Katy's operations have been classified as discontinued operations as of December 31, 2002, and for all periods shown, in accordance with SFAS No. 144.

            Hamilton Precision Metals, L.P. (Hamilton) was sold on October 31, 2002, with Katy collecting gross proceeds of $13.9 million. These proceeds were used primarily to pay off the remaining balance of the Company's term debt. The Company may receive additional payments in the future dependent upon the occurrence of certain events associated with Hamilton's financial performance. These contingent amounts have not been recorded as receivables on the Consolidated Balance Sheets. A gain on the sale of Hamilton of $3.3 million was recognized as a result of the sale.

            GC/Waldom was held for sale at December 31, 2002 and was sold on April 2, 2003.

            Both Hamilton and GC/Waldom had been presented as part of the Electrical/Electronics group for segment reporting purposes. Management and the board of Katy determined that these businesses are not core to the Company's long-range strategic goals.

            The historical operating results have been segregated as discontinued operations on the Consolidated Statements of Operations and the related assets and liabilities have been separately identified on the Consolidated Balance Sheets. Following is a summary of the major asset and liability categories for the discontinued operations:

                                             December 31,   December 31,
                                                 2002           2001
                                             ------------   ------------

Current assets
     Trade accounts receivable, net             $ 1,738        $ 5,207
     Inventories                                  4,164         12,611
     Other                                           68            488
                                                -------        -------
                                                $ 5,970         18,306
                                                =======        =======
Non-current assets
     Goodwill                                   $    --        $ 1,554
     Net properties                               3,100         10,388
                                                -------        -------
                                                $ 3,100        $11,942
                                                =======        =======
Current liabilities
     Accounts payable                           $ 1,415        $ 1,381
     Other                                        1,029          1,774
                                                -------        -------
                                                $ 2,444        $ 3,155
                                                =======        =======
Non-current liabilities
     Post-retirement benefit obligations        $    --        $   705
                                                =======        =======

            Selected financial data for discontinued operations is summarized as follows (in thousands):

                                                 2002       2001      2000
                                               --------    -------   -------
Net sales                                      $ 32,891    $42,466   $52,451
Pre-tax  profit (loss)                         $ (4,810)   $ 1,051   $ 3,576
Pretax gain on sale of discontinued operations $  5,462         --        --

            At December 31, 2002, Katy anticipated the sale of GC/Waldom in early 2003, and indications were that a book loss was probable. Therefore, the carrying value of the net assets of GC/Waldom were reduced by $6.2 million via a charge in discontinued operations as of December 31, 2002.

            Katy anticipates that the implementation of SFAS No. 144 could have a future impact on its financial reporting as 1) Katy is considering divestitures of certain businesses and exiting of certain facilities and operational activities, 2) the statement broadens the presentation of discontinued operations, and 3) the Company anticipates that impairments of long-lived assets may be necessitated as a result of the above contemplated actions. If certain divestitures occur, they may qualify as discontinued operations under SFAS No. 144, whereas they would not have met the requirements of discontinued operations treatment under APB Opinion 30. However, the Company is not able to conclude that it is probable that these divestitures will occur within one year, and recognizes that significant changes to plans or intentions may occur. Therefore, these operations have not been classified as discontinued operations.

Note 8. SESCO PARTNERSHIP

            On April 29, 2002, Katy and Savannah Energy Systems Company (SESCO), an indirect wholly owned subsidiary, entered into a partnership agreement with Montenay Power Corporation and its affiliates (Montenay) that turned over the operation of SESCO's waste-to-energy facility to Montenay. The Company entered into this agreement as a result of evaluations of SESCO's business. First, Katy determined that SESCO was not a core component of the Company's long-term business strategy. Moreover, Katy did not feel it had the management expertise to deal with certain risks and uncertainties presented by the operation of SESCO's business, given that

SESCO was the Company's only waste-to-energy facility. Katy had explored options for divesting SESCO for a number of years, and management felt that this transaction offered a reasonable strategy to exit this business.

            The partnership, with Montenay's leadership, assumed SESCO's position in various contracts relating to the facility's operation. Under the agreement, SESCO contributed its assets and liabilities (except for its liability under the loan agreement with the Resource Recovery Development Authority (the Authority) of the City of Savannah and the related receivable under the service agreement with the Authority) to the partnership. While SESCO will maintain a 99% interest as a limited partner, Montenay will have most of the day to day responsibility for operations of the partnership, and accordingly, the partnership will not be consolidated. Katy agreed to pay Montenay $6.6 million over the span of seven years under a note payable as part of the partnership and related agreements. Certain amounts may be due to SESCO upon expiration of the service agreement in 2008; also, Montenay may purchase SESCO's interest in the partnership at that time. Katy has not recorded any amounts receivable or other assets relating to amounts that may be received at the time the Service Agreement expires, given their uncertainty.

            The Company made a payment of $0.8 million in July 2002 on the $6.6 million note. The table below schedules the remaining payments:

           2003               1,000
           2004               1,000
           2005               1,050
           2006               1,100
           2007               1,100
           2008                 550
                            -------
                            $ 5,800
                            =======

            The Company recognized in the first quarter of 2002 a charge of $6.0 million, consisting of 1) the discounted value of the $6.6 million note, 2) the carrying value of certain assets contributed to the partnership, consisting primarily of machinery spare parts, and 3) costs to close the transaction. It should be noted that all of SESCO's long-lived assets were reduced to a zero value at December 31, 2001, so no additional impairment was required. On a going forward basis, Katy would expect little if any income statement activity as a result of its involvement in the partnership, and Katy's consolidated balance sheet will carry the liability mentioned above.

            In 1984, the Authority issued $55.0 million of Industrial Revenue Bonds and lent the proceeds to SESCO, under the loan agreement for the acquisition and construction of the waste-to-energy facility that has now been transferred to the partnership. The funds required to repay the loan agreement come from the monthly disposal fee, paid by the Authority under the service agreement for certain waste disposal services, a component of which is for debt service. To induce the required parties to consent to the SESCO partnership transaction, SESCO retained its liability under the loan agreement. In connection with that liability, SESCO also retained its right to receive the debt service component of the monthly disposal fee.

            Based on an opinion from outside legal counsel, SESCO has a legally enforceable right to offset amounts it owes to the Authority under the loan agreement against amounts that are owed from the Authority under the service agreement. At December 31, 2002, this amount was $35.8 million. Accordingly, the amounts owed to and due from SESCO have been netted for financial reporting purposes and are not shown on the consolidated balance sheet.

            In addition to SESCO retaining its liabilities under the loan agreement, to induce the required parties to consent to the partnership transaction, Katy also continues to guarantee the obligations of the partnership under the service agreement. The joint venture is liable for liquidated damages under the service agreement if it fails to accept the minimum amount of waste or to meet other performance standards under the service agreement. The liquidated damages, an off balance sheet risk for Katy, are equal to the amount of the bonds outstanding, less $4.0 million maintained in a debt service reserve trust. We do not expect non-performance by the other parties. Additionally, Montenay has agreed to indemnify Katy for any breach of the service agreement by the partnership.

            Following are scheduled principal repayments on the loan agreement (and the Industrial Revenue Bonds) (in thousands):

                                2003         5,385
                                2004         6,765
                                2005         8,370
                                2006        15,300
                                           -------
                               Total       $35,820
                                           =======

Note 9. INDEBTEDNESS

      Katy's indebtedness at December 31, 2002, was outstanding under a credit agreement that became effective in June 2001 at the time of the Recapitalization. The credit agreement was a collateralized, asset-based lending arrangement agented by Deutsche Bank (the Deutsche Bank Credit Agreement), with seven other banks completing the syndicate. The Deutsche Bank Credit Agreement, which provided for a total borrowing facility of $140.0 million, had a $30.0 million term loan portion (Term Loan) with a final maturity date of June 28, 2006 that required quarterly repayments of $1.5 million. As a result of the sale of Hamilton, and operating cash flow in 2002 and 2001, the term loan was repaid in full in October 2002. The Term Loan was collateralized by the Company's property, plant and equipment. The remaining portion of the Deutsche Bank Credit Agreement was a $110.0 million revolving credit facility (Revolving Credit Facility) that also had an expiration date of June 28, 2006. The borrowing base of the Revolving Credit Facility was determined by eligible inventory and accounts receivable of the Company. Unused borrowing availability on the Revolving Credit Facility was $24.3 million at December 31, 2002. All extensions of credit to the Company were collateralized by a first priority perfected security interest in and lien upon the capital stock of each material domestic subsidiary (65% of the capital stock of each material foreign subsidiary), and all present and future assets and properties of the Company. Customary financial covenants and restrictions on the payment of dividends applied to the Deutsche Bank Credit Agreement. Interest accrued on borrowings at approximately 225 basis points over the Eurodollar rate for Eurodollar loans, and 125 basis points over the prime rate for base rate loans, margins which were determined by the Company's leverage ratio. The Company paid a commitment fee of 0.5% of the unused portion of the Revolving Credit Facility.

                                                                            December 31,   December 31,
                                                                                2002           2001
                                                                            ---------------------------
                                                                              (Thousands of Dollars)
Term loan payable under New Credit Agreement, interest based on
       Eurodollar Rate (3.75%), due through 2006                              $     --       $ 26,325
Revolving loans payable under New Credit Agreement, interest based on
        Eurodollar and Prime Rates (3.75 - 5.50%)                               44,751         57,000
Real estate and chattel mortgages, with interest at fixed rates (7.14%),
       due through 2003                                                            700            768
                                                                              --------       --------
Total debt                                                                      45,451         84,093
Less revolving loans, classified as current (see below)                        (44,751)       (57,000)
Less current maturities                                                           (700)       (14,619)
                                                                              --------       --------
Long-term debt                                                                $     --       $ 12,474
                                                                              ========       ========

            In connection with the Revolving Credit Facility, the Deutsche Bank Credit Agreement required lockbox agreements which provide for all receipts to be swept daily to reduce borrowings outstanding. These agreements, combined with the existence of a Material Adverse Effect (MAE) clause in the Deutsche Bank Credit Agreement, caused the Revolving Credit Facility to be classified as a current liability, per guidance in the FASB's Emerging Issues Task Force (EITF) Issue No. 95-22, Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement.

However, the Company did not expect to repay, or be required to repay, within one year, the balance of the Revolving Credit Facility classified as a current liability. The MAE clause, which is a typical requirement in commercial credit agreements, allows the lender to require the loan to become due if it determines there has been a material adverse effect on the operations, business, properties, assets, liabilities, condition or prospects. The classification of the Revolving Credit Facility as a current liability is a result only of the combination of the two aforementioned factors: the lockbox agreements and the MAE clause. However, the Revolving Credit Facility did not expire or have a maturity date within one year, but rather had a final expiration date of June 28, 2006. Also, the Company was in compliance with the applicable financial covenants at December 31, 2002, the lender had not notified the Company of any indication of a MAE at December 31, 2002, and to our knowledge, the Company was not in default of any provision of the Deutsche Bank Credit Agreement at December 31, 2002.

            Letters of credit totaling $7.4 million were outstanding at December 31, 2002, which reduced the unused borrowing availability under the Revolving Credit Facility.

            All of the debt under the Deutsche Bank Credit Agreement is re-priced to current rates at frequent intervals. Therefore, its fair value approximates its carrying value at December 31, 2002.

            At December 31, 2002, the Company had an unamortized balance of capitalized debt issuance costs of $5.7 million, included in the Other line under Other Assets on the Consolidated Balance Sheets. These costs were largely incurred in 2001 with the initiation of the Deutsche Bank Credit Agreement. Part of the direct costs incurred in 2001 were $1.4 million paid to Kohlberg (who worked on behalf of KKTY) for consulting fees and out-of-pocket expenses relating to negotiation of terms and covenants associated with the Deutsche Bank Credit Agreement. These costs have been capitalized and were being amortized over the five year length of the agreement (through June 2006).

            The extraordinary loss on early extinguishment of debt of $1.2 million (net of tax of $0.6 million) recorded in 2001 was due to the write-off of deferred financing costs associated with the early extinguishment of the credit agreement that had existed prior to the Deutsche Bank Credit Agreement.

            In February 2003, we funded a new credit agreement, agented by Fleet Capital (Fleet Credit Agreement), which replaced the Deutsche Bank Credit Agreement. See Note 24 for further information.

Note 10. CONVERTIBLE PREFERRED STOCK

            As discussed in Note 3 above, KKTY purchased from Katy 700,000 shares of newly issued Convertible Preferred Stock, $100 par value per share, which is convertible into 11,666,666 common shares, for an aggregate purchase price of $70.0 million. The Convertible Preferred shares are entitled to a 15% payment in kind (PIK) dividend (that is, dividends in the form of additional shares of Convertible Preferred Stock), compounded annually, which started accruing on August 1, 2001, and was paid on August 1, 2002 (105,000 convertible preferred shares, equivalent to 1,745,240 common shares), and will be payable on August 1 of 2003 and 2004, and on December 31, 2004. No dividends will accrue or be payable after December 31, 2004. If converted, the 11,666,666 common shares, along with the 2,594,367 equivalent common shares paid (1,745,240) and accrued (849,127) PIK dividends through December 31, 2002, would represent 63% of the outstanding shares of common stock as of December 31, 2002, excluding outstanding options. If the holder continues to hold the Convertible Preferred Stock through December 2004, it will receive an additional 259,613 shares of Convertible Preferred Stock, which would be convertible into an additional 4,588,950 shares of common stock. The shares of common stock issuable on the conversion of the Convertible Preferred Stock issued at closing, together with the shares of common stock issuable on the conversion of the Convertible Preferred Stock issued through the PIK dividend, would represent 69% of the outstanding common shares of common stock, excluding outstanding options. The accruals of the PIK dividends were recorded as a charge to Retained Earnings and/or Paid-in Capital and an increase to Convertible Preferred Stock. The dividends were recorded at fair value, reduced earnings available to common shareholders in the calculation of basic earnings per share, and are presented on the Consolidated Statements of Operations as an adjustment to arrive at net loss available to common shareholders.

            The Convertible Preferred Stock is convertible at the option of the holder at any time after the earlier of 1) June 28, 2006, 2) board approval of a merger, consolidation or other business combination involving a change in control of the Company, or a sale of all or substantially all of the assets or liquidation of the Company, or 3) a contested election for directors of the Company nominated by KKTY. The preferred shares 1) are non-voting (with limited exceptions), 2) are non-redeemable, except in whole, but not in part, at the Company's option (as approved only by the Class I directors) at any time after June 30, 2021, 3) are entitled to receive cumulative PIK dividends through December 31, 2004, as mentioned above, at a rate of 15% percent, 4) have no preemptive rights with respect to any other securities or instruments issued by the Company, and 5) have registration rights with respect to any common shares issued upon conversion of the Convertible Preferred Stock. Upon a liquidation of Katy, the holders of the Convertible Preferred Stock would receive the greater of (i) an amount equal to the par value ($100 per share) of their Convertible Preferred Stock, or (ii) an amount that the holders the Convertible Preferred Stock would have received if their shares of Convertible Preferred Stock were converted into common stock immediately prior to the distribution upon liquidation.

            The Company incurred approximately $4.9 million in 2001 of direct costs related to the issuance of the Convertible Preferred Stock, including $1.7 million paid to Kohlberg (who worked on behalf of KKTY) for consulting fees and out-of-pocket expenses relating to due diligence and structuring of the recapitalization. These costs have been netted against the stated amount of the Convertible Preferred Stock on the Consolidated Balance Sheets.

Note 11. EARNINGS PER SHARE

        The Company's diluted earnings per share were calculated using the treasury stock method in accordance with the SFAS No. 128, "Earnings Per Share." The basic and diluted earnings per share calculations are as follows:

For the Year Ended December31,                                                2002         2001         2000
------------------------------                                                ----         ----         ----
Basic and Diluted EPS:
     Loss from continuing operations                                      $(51,391)    $(62,867)    $ (7,781)
     Gain on early redemption of preferred interest of subsidiary               --        6,600           --
     Payment-in-kind dividends on convertible preferred stock              (11,136)      (4,459)          --
                                                                          --------     --------     --------
     Loss from continuing operations available to common stockholders      (62,527)     (60,726)      (7,781)
     Discontinued operations, net of tax                                    (2,844)         787        2,323
     Extraordinary loss on early extinguishment of debt, net of tax             --       (1,182)          --
     Cumulative effect of a change in accounting principle, net of tax      (2,514)          --           --
                                                                          --------     --------     --------
         Net loss attributable to common stockholders                     $(67,885)    $(61,121)    $ (5,458)
                                                                          ========     ========     ========

Weighted average shares - Basic and Diluted                                  8,371        8,393        8,404

Per share amount:
     Loss from continuing operations attributable to common stockholders  $  (7.47)    $  (7.23)    $  (0.93)
     Discontinued operations, net of tax                                     (0.34)        0.09         0.28
     Extraordinary loss on early extinguishment of debt, net of tax             --        (0.14)          --
     Cumulative effect of a change in accounting principle, net of tax       (0.30)          --           --
                                                                          --------     --------     --------
     Net loss attribute to common stockholders                            $  (8.11)    $  (7.28)    $  (0.65)
                                                                          ========     ========     ========

            As of December 31, 2002 and December 31, 2001, 150,000 options were in-the-money. 1,800,750 and 1,728,650 options were out-of-the-money at December 31, 2002 and December 31, 2001, respectively. No options were in the money at December 31, 2000. At December 31, 2002, 805,000 convertible preferred shares were outstanding, along with 50,947 convertible preferred shares accrued through paid in kind dividends, which were in total convertible into 14,265,812 shares of Katy common stock. At December 31, 2001, 700,000 convertible preferred shares were outstanding, along with 44,301 convertible preferred shares accrued through paid in kind dividends, which were in total convertible into 12,405,041 shares of Katy common stock. No convertible preferred stock was outstanding at December 31, 2000. In-the-money options and convertible preferred shares were not included in the calculation of diluted earnings per share in any period presented because of their anti-dilutive impact as a result of the Company's net loss position.

Note 12. RETIREMENT BENEFIT PLANS

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

                                                                 Pension Benefits           Other Benefits
                                                                 ----------------           --------------
                                                                2002         2001         2002         2001
                                                                ----         ----         ----         ----
                                                                          (Thousands of dollars)
Change in benefit obligation:
Benefit obligation at beginning of year                      $ 2,085      $ 1,988      $ 3,025      $ 3,187
Service cost                                                     111          169           37           15
Interest cost                                                    149          150          224          155
Plan amendments                                                  254           --           --           --
Actuarial (gain)/loss                                            192           48          175           --
Settlement                                                        --         (194)          --           --
Benefits paid                                                   (198)         (76)        (362)        (332)
                                                             -------      -------      -------      -------
Benefit obligation at end of year                            $ 2,593      $ 2,085      $ 3,099      $ 3,025
                                                             =======      =======      =======      =======

Change in plan assets:
Fair value of plan assets at beginning of year               $ 1,713      $ 2,118      $    --      $    --
Actuarial return on plan assets                                  (11)        (305)          --           --
Employer contribution                                            356          237          362          332
Settlement                                                        --         (261)          --           --
Benefits paid                                                   (198)         (76)        (362)        (332)
                                                             -------      -------      -------      -------
Fair value of plan assets at end of year                     $ 1,860      $ 1,713      $    --      $    --
                                                             =======      =======      =======      =======

Reconciliation of prepaid (accrued) benefit cost:
Funded status                                                $  (734)     $  (372)     $(3,099)     $(3,025)
Unrecognized net actuarial (gain)/loss                           896          963         (680)        (325)
Unrecognized prior service cost                                   --           --          785          845
Unrecognized net transition asset                                 27           35           --           --
Additional minimum liability adjustment                         (691)        (391)          --           --
                                                             -------      -------      -------      -------
Prepaid/(accrued) benefit cost                               $  (502)     $   235      $(2,994)     $(2,505)
                                                             =======      =======      =======      =======

Components of net periodic benefit cost:
Service cost                                                 $   111      $   169      $    37      $    15
Interest cost                                                    149          150          224          155
Expected return on plan assets                                  (144)        (170)          --           --
Amortization of net transition asset                               9            9           --           --
Amortization of prior service cost                                --           --           60           81
Amortization of net gain/(loss)                                   67           37           (7)          97
Curtailment/settlement recognition                               605          156          535           --
                                                             -------      -------      -------      -------
Net periodic benefit cost                                    $   797      $   351      $   849      $   348
                                                             =======      =======      =======      =======

Assumptions as of December 31:
Discount rates                                                  6.75%        7.50%        7.50%        7.50%
Expected return on plan assets                                  8.00%        8.00%           0%           0%
Assumed rates of compensation increases                          0-5%         0-5%         0-5%         0-5%
Impact of one-percent increase in health care trend rate:
Increase in accumulated postretirement benefit obligation                              $   189      $   123
Increase in service cost and interest cost                                             $    11
Impact of one-percent decrease in health care trend rate:
Decrease in accumulated postretirement benefit obligation                              $   151      $    99
Decrease in service cost and interest cost                                             $     9      $    --

            The assumed health care cost trend rate used in measuring the accumulated post-retirement benefit obligation as of December 31, 2002 was 7.5% in 2002 grading to 5% by 2009. Prepaid/accrued benefit costs were included in accrued expenses or other liabilities at December 31, 2002 and 2001.

            In addition to the plans described above, in 1993 the Company's Board of Directors approved a retirement compensation program for certain officers and employees of the Company and a retirement compensation arrangement for the Company's then Chairman and Chief Executive Officer. The Board approved a total of $3.5 million to fund such plans. This amount represented the best estimate of the obligation that vested immediately upon Board approval and is to be paid for services rendered to date. The Company had $2.7 million and $2.9 million recorded in accrued compensation and other liabilities at December 31, 2002 and December 31, 2001, respectively, for this obligation.

            401(k) Plans

            The Company offers its employees the opportunity to voluntarily participate in one of two 401(k) plans administered by the Company or one of its subsidiaries. On January 1, 2002, Katy consolidated certain of its 401(k) plans and reduced the number of plans within the Company from five to two. The Company makes matching and other contributions in accordance with the provisions of the plans and, under certain provisions, at the discretion of the Company. The Company made annual matching and other contributions of $0.5 million, $0.5 million and $0.7 million in 2002, 2001 and 2000, respectively.

Note 13. PREFERRED INTEREST OF SUBSIDIARY

            Upon the Company's purchase of the common interest of Contico on January 8, 1999, Newcastle Industries, Inc. (Newcastle) retained a preferred interest in Contico, represented by 329 preferred units, each with a stated value of $100,000, for an aggregate stated value of $32.9 million. The preferred interest yielded an 8% cumulative annual return on its stated value while outstanding, payable quarterly in cash. In connection with the Recapitalization, the Company entered into an agreement with Newcastle to redeem at a 40% discount 165 preferred units, plus accrued distributions thereon, which, as disclosed above, at a stated value prior to the Recapitalization of $32.9 million. Katy utilized approximately $10.2 million of the proceeds from the Recapitalization for the purpose of redeeming the 165 preferred units. The holder of the preferred interest retained 164 preferred units, or a stated value of $16.4 million. The difference between the amount paid on redemption and the stated value of preferred interest redeemed ($6.6 million, plus $0.1 million of tax benefit) was recognized as an increase to Additional Paid-in Capital on the Consolidated Statements of Stockholders' Equity, and was an addition to earnings available to common stockholders in the calculation of basic earnings per share in 2001.

            As discussed in Note 24, Katy refinanced its debt obligations on February 3, 2003, and entered into the Fleet Credit Agreement. As a result of the transaction that occurred on February 3, 2003 referenced above, it was determined that the fair value of the preferred interest at December 31, 2002, was $9.9 million.

Note 14. STOCKHOLDERS' EQUITY

            Share Repurchase

            On February 26, 2000, the Company's Board of Directors authorized management to spend up to $5.0 million over a twelve month period for the repurchase of Katy common stock in the open market. During 2000, the Company repurchased 24,800 shares of Katy common stock at a total cost of $262,000 and an average stock price of $10.49. The Company did not repurchase any of its shares during calendar 2002 or 2001.

            Stockholder Rights Plan

            In January 1995, the Board of Directors adopted a Stockholder Rights Agreement and distributed one right for each outstanding share of the Company's common stock (not otherwise exempted under the terms of the agreement). The rights entitle the stockholders to purchase, upon certain triggering events, shares of either the

Company's common stock or any acquiring company's stock, at a reduced price. The rights are not and will not become exercisable unless certain change of control events or increases in certain parties' percentage ownership occur. Consistent with the intent of the Stockholder Rights Agreement, a shareholder who caused a triggering event would not be able to exercise their rights. If stockholders were to exercise rights, the effect would be to increase the percentage ownership stakes of those not causing the triggering event, while decreasing the percentage ownership stake of the party causing the triggering event. The Stockholder Rights Agreement was amended on June 2, 2001 to clarify that the Recapitalization was not a triggering event under the Rights Agreement. As of December 31, 2002, there are 8,362,177 rights outstanding, of which none are currently exercisable.

            Restricted Stock Grant

            During 2000 and 1999, the Company issued restricted stock grants in the amount of 3,000 and 45,100 shares, respectively, to certain key employees of the Company. These stock grants vest over a three-year period, of which 25% vested immediately upon distribution. As a result of restricted stock grants, the Company has recognized compensation expense for 2002, 2001 and 2000 in the amount of $0.1 million, $0.3 million, and $0.4 million, respectively. As of December 31, 2002, all compensation expense associated with restricted stock grants has been earned and expensed.

            Director Stock Grant

            During 2002, 2001 and, 2000, the Company granted all independent, non-employee Directors 500 shares of Company common stock as part of their compensation. For 2002 and 2001, this grant was limited to the three non-employee Class I directors. The total grant to the Directors for the years ended December 31, 2002, 2001 and 2000 was 1,500, 1,500 and 4,000 shares, respectively.

            Stock Options and Stock Appreciation Rights

            On November 21, 2002, the Board of Directors approved the 2002 Stock Appreciation Rights Plan (the "2002 SAR Plan"), authorizing the issuance of up to 1,000,000 stock appreciation rights (SARs). Vesting of the SARs occurs ratably over three years. The 2002 SAR Plan provides limitations on redemption by holders, specifying that no more than the greater of (a) 50% of vested SARs held by an employee and (b) 10% of the total SAR award (vested or not) could be exercised in any one calendar year. The SARs expire ten years from the date of issue. The Board approved grants on November 22, 2002, of 917,175 SARs to 60 individuals with an exercise price of $3.15, which equaled the market price of Katy's stock on the grant date. An insignificant amount of compensation expense was recorded as of December 31, 2002, associated with these grants. The 2002 SAR Plan also provides that in the event of a Change in Control of the Company, all outstanding SARs become fully vested. In accordance with the 2002 SAR Plan, a "Change in Control" is deemed to have occurred upon any of the following events:
1) a sale of 100 percent of the Company's outstanding capital stock, as may be outstanding from time to time; 2) a sale of all or substantially all of the Company's operating subsidiaries or assets; or 3) a transaction or series of transactions in which any third party acquires an equity ownership in the Company greater than that held by KKTY Holding Company, L.L.C. and in which Kohlberg & Co., L.L.C. relinquishes its right to nominate a majority of the candidates for election to the Board of Directors.

            At the 1998 Annual Meeting, the Company's stockholders approved the 1997 Long-Term Incentive Plan (the "1997 Incentive Plan"), authorizing the issuance of up to 875,000 shares of Company common stock pursuant to the grant or exercise of stock options, including incentive stock options, nonqualified stock options, SARs, restricted stock, performance units or shares and other incentive awards. The Compensation Committee of the Board of Directors administers the 1997 Incentive Plan and determines to whom awards may be granted, the type of award as well as the number of shares of Company common stock to be covered by each award, and the terms and conditions of such awards. The exercise price of stock options granted under the 1997 Incentive Plan cannot be less than 100 percent of the fair market value of such stock on the date of grant. The restricted stock grants in 1999 and 1998 referred to above were made under the 1997 Incentive Plan. Related to the 1997 Incentive Plan, the Company granted SARs as described below.

            Under the 1997 Incentive Plan, 204,473 SARs have been granted and will become exercisable at any time up to and including January 22, 2005, the Company's average closing stock price over a 45 calendar day period has equaled or exceeded $53.80 per share. During 2001, 146,965 of these SARs were cancelled due to employee terminations; 57,508 remain outstanding. An additional 163,579 SARs have been granted and will become exercisable at such time, up to and including January 22, 2005, the Company's average closing stock price over a 45-calendar day period has equaled or exceeded $53.80 per share. During 2001, 117,572 of these SARS were cancelled due to employee terminations; 46,007 remain outstanding. All SARs which have met the performance goals above, as the case may be, will expire December 9, 2007. As a result of the underlying stock price, no compensation expense was recorded in 2002, 2001 or 2000. The exercise price of each SAR is $19.56. Katy would record compensation expense for each SAR to the extent its stock price were to exceed $19.56.

            The 1997 Incentive Plan also provides that in the event of a Change in Control of the Company, as defined below, 1) any SARs and stock options outstanding as of the date of the Change in Control which are neither exercisable or vested will become fully exercisable and vested (the payment received upon the exercise of the SARs shall be equal to the excess of the fair market value of a share of the Company's Common Stock on the date of exercise over the grant date price multiplied by the number of SARs exercised); 2) the restrictions applicable to restricted stock will lapse and such restricted stock will become free of all restrictions and fully vested; and 3) all performance units or shares will be considered to be fully earned and any other restrictions will lapse, and such performance units or shares will be settled in cash or stock, as applicable, within 30 days following the effective date of the Change in Control. For purposes of subsection 3), the payout of awards subject to performance goals will be a pro rata portion of all targeted award opportunities associated with such awards based on the number of complete and partial calendar months within the performance period which had elapsed as of the effective date of the Change in Control. The Compensation Committee will also have the authority, subject to the limitations set forth in the 1997 Incentive Plan, to make any modifications to awards as determined by the Compensation Committee to be appropriate before the effective date of the Change in Control.

            For purposes of the 1997 Incentive Plan, "Change in Control" of the Company means, and shall be deemed to have occurred upon, any of the following events: 1) any person (other than those persons in control of the Company as of the effective date of the 1997 Incentive Plan, a trustee or other fiduciary holding securities under an employee benefit plan of the Company or a corporation owned directly or indirectly by the stockholders of the Company in substantially the same proportions as their ownership of stock of the Company) becomes the beneficial owner, directly or indirectly, of securities of the Company representing 30 percent or more of the combined voting power of the Company's then outstanding securities; or 2) during any period of two consecutive years (not including any period prior to the effective date), the individuals who at the beginning of such period constitute the Board of Directors (and any new director, whose election by the Company's stockholders was approved by a vote of at least two-thirds of the directors then still in office who either were directors at the beginning of the period or whose election or nomination for election was so approved), cease for any reason to constitute a majority thereof, or 3) the stockholders of the Company approve:
(a) a plan of complete liquidation of the Company; or (b) an agreement for the sale or disposition of all or substantially all the Company's assets; or (c) a merger, consolidation, or reorganization of the Company with or involving any other corporation, other than a merger, consolidation, or reorganization that would result in the voting securities of the Company outstanding immediately prior thereto continuing to represent at least 50 percent of the combined voting power of the voting securities of the Company (or such surviving entity) outstanding immediately after such merger, consolidation, or reorganization. The Company has determined that the Recapitalization did not result in such a Change in Control.

            At the 1995 Annual Meeting, the Company's stockholders approved the Long-Term Incentive Plan (the "1995 Incentive Plan") authorizing the issuance of up to 500,000 shares of Company common stock pursuant to the grant or exercise of stock options, including incentive stock options, nonqualified stock options, SARs, restricted stock, performance units or shares and other incentive awards to executives and certain key employees. The Compensation Committee of the Board of Directors administers the 1995 Incentive Plan and determines to whom awards may be granted, the type of award as well as the number of shares of Company common stock to be covered by each award and the terms and conditions of such awards. The exercise price of stock options granted under the 1995 Incentive Plan cannot be less than 100 percent of the fair market value of such stock on the date of grant. Stock options granted pursuant to the 1995 Incentive Plan generally vest in four equal annual installments from the date of grant and generally expire 10 years after the date of grant. In the event of a Change in Control of the Company, awards granted under the 1995 Incentive Plan are subject to substantially similar provisions to those described under the 1997 Incentive Plan. The definition of Change in Control of the Company under the 1995 Incentive Plan is substantially similar to the definition described under the 1997 Incentive Plan.

            At the 1995 Annual Meeting, the Company's stockholders approved the Non-Employee Directors Stock Option Plan (the "Directors Plan") authorizing the issuance of up to 200,000 shares of Company common stock pursuant to the grant or exercise of nonqualified stock options to outside directors. The Board of Directors administers the Directors Plan. The exercise price of stock options granted under the Directors Plan is equal to the fair market value of the Company's common stock on the date of grant. Stock options granted pursuant to the Directors Plan are immediately vested in full on the date of grant and generally expire 10 years after the date of grant.

            Employment Agreements and Stock Option Grants

            On June 28, 2001, the Company entered into an employment agreement with C. Michael Jacobi, President and Chief Executive Officer. To induce Mr. Jacobi to enter into the employment agreement, on June 28, 2001, the Compensation Committee of the Board of Directors approved the Katy Industries, Inc. 2001 Chief Executive Officer's Plan. Under this plan, Mr. Jacobi was granted 978,572 stock options. Mr. Jacobi was also granted 71,428 stock options under the Company's 1997 Incentive Plan. All stock options granted to Mr. Jacobi will vest over a three year period provided that certain performance measures are met. The performance measures were not met in 2002 or 2001. The options vest unconditionally (assuming continued employment) in nine years.

            On September 4, 2001, the Company entered into an employment agreement with Amir Rosenthal, Vice President, Chief Financial Officer, General Counsel and Secretary. To induce Mr. Rosenthal to enter into the employment agreement, on September 4, 2001, the Compensation Committee of the Board of Directors approved the Katy Industries, Inc. 2001 Chief Financial Officer's Plan. Under this plan, Mr. Rosenthal was granted 123,077 stock options. Mr. Rosenthal was also granted 126,923 stock options under the Company's 1995 Incentive Plan. All stock options granted to Mr. Rosenthal will vest over a three year period provided that certain performance measures are met in each year. The performance measures were not met in 2002 or 2001. The options vest unconditionally (assuming continued employment) in nine years.

            The following table summarizes option activity under each of the 1997 Incentive Plan, 1995 Incentive Plan, the Chief Executive Officer's Plan, the Chief Financial Officer's Plan and the Directors Plan:

                                                                                  Weighted
                                                                                   Average        Weighted
                                                                                  Remaining       Average
                                                                                 Contractual      Exercise
                                                Options       Exercise Price         Life           Price
                                                -------       --------------         ----           -----
Outstanding at January 1, 2000                    655,850     $ 8.50 - 19.56      7.6 years       $ 12.64

Granted                                           166,000     $ 9.63 - 10.50                      $ 10.33
Exercised                                          (4,500)    $  8.50 - 9.25                      $  9.00
Canceled                                          (53,550)    $ 8.50 - 19.56                      $ 13.86
                                               ----------

Outstanding at December 31, 2000                  763,800     $ 8.50 - 19.56      7.2 years       $ 12.07

Granted                                         1,429,000     $    3.02 4.74                      $  4.04
Exercised                                              --                 --                           --
Canceled                                         (314,150)    $ 8.50 - 18.13                      $ 11.72
                                               ----------

Outstanding at December 31, 2001                1,878,650     $ 3.02 - 19.56      8.83 years      $  6.03

Granted                                           295,000     $ 3.11 -  5.15                      $  3.65
Exercised                                              --                 --                           --
Canceled                                         (222,900)    $ 8.50 - 19.56                      $ 12.38
                                               ----------

Outstanding at December 31, 2002                1,950,750                         8.27 years      $  4.94
                                               ==========

Vested and Exercisable at December 31, 2002       292,450
                                               ==========

Available to grant as of December 31, 2002        159,588
                                               ==========

            The following table summarizes information about stock options outstanding at December 31, 2002:

                                           Options Outstanding                         Options Excercisable
                         --------------------------------------------------------------------------------------------
                                                Weighted-
                             Number              Average         Weighted-             Number          Weighted-
Range of Exercise        Outstanding at         Remaining     Average Exercise    Exerciseable at   Average Exercise
      Prices               12/31/2002        Contractual Life      Price             12/31/2002          Price
---------------------------------------------------------------------------------------------------------------------
   $3.02 - 5.15            1,724,000               8.73          $    3.97             24,000          $    3.89
  $8.50 - 10.50              103,400               4.94               9.38            118,450               9.55
  $13.19 - 13.50              77,650               3.97              13.22             77,650              13.22
  $16.13 - 19.50              45,700               6.37              17.25             72,350              17.47
                         ---------------------------------------------------------------------------------------
                           1,950,750               8.27          $    4.94            292,450          $   12.02
                         =======================================================================================

            During 2001, the Company promised to grant a non-employee consultant 200,000 options to purchase common stock. As of December 31, 2001, this grant had not occurred. However, the Company recorded compensation expense, with a corresponding increase to Additional Paid in Capital, of $0.5 million during 2001 representing the fair value of options promised, determined using a binomial option-pricing model. During 2002, the non-employee consultant was awarded 200,000 SARs under the 2002 SAR Plan, in lieu of a grant of stock options. As of December 31, 2002, these SARs were out-of-the-money. Therefore, the $0.5 million of compensation expense was reversed during 2002.

            Please refer to Note 2 for a discussion of accounting for stock awards, and related fair value and pro forma incomes disclosures.

Note 15. INCOME TAXES

The components of the net (benefit) provision for income taxes are:

                                                                                2002           2001           2000
                                                                                ----           ----           ----
                                                                                      (Thousands of Dollars)
Continuing operations:
     Current:
       Federal                                                                $ (2,080)      $    (34)      $ (3,978)
       State                                                                       337            208            168
       Foreign                                                                   1,466            957            624
                                                                              --------------------------------------
         Total                                                                    (277)         1,131         (3,186)
                                                                              --------------------------------------
     Deferred:
       Federal                                                                   7,761        (18,955)          (927)
       State                                                                     1,326         (2,872)           368
       Foreign                                                                    (198)            49            470
                                                                              --------------------------------------
         Total                                                                   8,889        (21,778)           (89)
                                                                              --------------------------------------

Total continuing operations, excluding preferred interest of subsidiary          8,612        (20,647)        (3,275)
     Preferred interest of subsidiary                                              281           (686)          (921)
     Discontinued operations                                                     3,496            264          1,253
     Extraordinary loss on early extinguishment of debt                             --           (636)            --
     Cumulative effect of a change in accounting principle                      (1,676)            --             --
                                                                              --------------------------------------
Net provision for (benefit from) income taxes                                 $ 10,713       $(21,705)      $ (2,943)
                                                                              ======================================

            The total income tax provision from continuing operations differed from the amount computed by applying the statutory federal income tax rate to pre-tax income from continuing operations. The computed amount and the differences for the years ended December 31, 2002, 2001 and 2000 were as follows:

                                                                                2002           2001           2000
                                                                                ----           ----           ----
                                                                                       (Thousands of Dollars)
     (Benefit) provision for income taxes at statutory rate                   $(14,415)      $(28,784)      $ (3,271)
       State income taxes, net of federal benefit                                  219           (717)           477
       Amortization of negative goodwill                                            --           (596)          (596)
       Preferred interest of subsidiary                                           (281)           686            921
       Discontinued businesses                                                  (3,496)          (264)        (1,253)
       Early extinguishment of debt                                                 --            636             --
       Cumulative effect of a change in accounting principle                     1,676             --             --
       Valuation allowance adjustments                                          28,974          9,748            544
       Valuation allowance adjustments related to discontinued business         (4,235)            --             --
       Other, net                                                                  170         (1,356)           (97)
                                                                              --------------------------------------
     Provision (benefit) for income taxes from continuing operations
       before distrubtions on preferred interest of subsidiary                   8,612        (20,647)        (3,275)
       Distributions on preferred interest of subsidiary                           281           (686)          (921)
       (Loss) income from discontinued operations                                1,340            264          1,253
       Gain on sale of discontinued businesses                                   2,156             --             --
       Cumulative effect of a change in accounting principle                    (1,676)            --             --
       Extraordinary loss on early extinguishment of debt                           --           (636)            --
                                                                              --------------------------------------
     Net (benefit) provision for income taxes from continuing operations      $ 10,713       $(21,705)      $ (2,943)
                                                                              ======================================

            The tax effects of significant items comprising the Company's net deferred tax asset (liability) as of December 31, 2002 and 2001 are as follows:

                                                                                2002           2001
                                                                                ----           ----
                                                                               (Thousands of Dollars)
     Deferred tax liabilities
       Difference between book and tax basis of property                      $     --       $ (1,926)
       Waste-to-energy facility                                                 (9,172)       (12,426)
       Inventory costs                                                          (2,263)          (867)
       Undistributed earnings of equity investees                               (1,699)        (1,645)
                                                                              -----------------------
                                                                              $(13,134)      $(16,864)
                                                                              =======================
     Deferred tax assets
       Allowance for doubtful receivables                                     $  1,943       $  1,395
       Accrued expenses and other items                                         20,566         10,926
       Difference between book and tax basis of property & goodwill              7,445             --
       Operating loss carry-forwards - domestic                                 22,747         25,580
       Operating loss carry-forwards - foreign                                     543            661
       Tax credit carry forwards                                                 2,718          2,677
                                                                              -----------------------
                                                                                55,962         41,239
       Less valuation allowance                                                (42,828)       (13,854)
                                                                              -----------------------
                                                                                13,134         27,385
                                                                              -----------------------
       Net deferred income tax asset (liability)                              $     --       $ 10,521
                                                                              =======================

            The Company has approximately $53.3 million of United States federal net operating loss carry-forwards ("federal NOLs") which will expire in years 2020 through 2022 if not utilized prior to that time. Due to tax laws governing change in control events and their relation to the Recapitalization, approximately $30.4 million of the federal NOLs are subject to certain limitations as to the amount that can be used to offset taxable income in any single year. The remainder of the Company's domestic and foreign net operating loss carry-forwards relate to certain U.S. operating subsidiaries, primarily SESCO, and the Company's Canadian operations, respectively, and can only be used to offset income from these operations. The Company's Canadian subsidiaries have Canadian net operating loss carry-forwards of approximately $1.6 million at December 31, 2002 that expire in the years 2003 through 2009. SESCO has state net operating loss carry-forwards of $46.9 million at December 31, 2002 that expire in the years 2003 through 2019. The tax credit carry-forwards relate to United States federal minimum tax credits of $1.2 million that have no expiration date, general business credits of $0.1 million that expire in years 2011 through 2021, and foreign tax credit carryovers of $1.3 million that expire in the years 2003 through 2007.

            During 2002, the Company realized a tax benefit of $2.1 million as a result of a change in federal tax law that governs the utilization of federal NOLs. The Company utilized this tax benefit to increase its valuation allowance.

            The valuation allowance relates to federal, state and foreign net operating loss carry-forwards, foreign and domestic tax credits, and other deferred tax assets to the extent they exceed deferred tax liabilities. Katy's history of operating losses provides significant negative evidence with respect to the Company's ability to generate future taxable income, a requirement in order to recognize deferred tax assets on the Consolidated Balance Sheets. For this reason, the Company was unable to conclude that NOLs and other deferred tax assets would be utilized in the future.

Note 16. LEASE OBLIGATIONS

            The Company, a lessee, has entered into non-cancelable leases for manufacturing and data processing equipment and real property with lease terms of up to ten years. Future minimum lease payments as of December 31, 2002 are as follows:

            2003                                                     $ 11,942
            2004                                                       11,007
            2005                                                        9,033
            2006                                                        7,087
            2007                                                        6,469
            Later years                                                 6,532
                                                                     --------
              Total minimum payments                                 $ 52,070
                                                                     ========

            Liabilities totaling $10.9 million were recorded on the Consolidated Balance Sheets at December 31, 2002, related to leased real facilities that have been abandoned. These facilities were abandoned as cost saving measures as a result of efforts to restructure the Company's operations. These liabilities are stated at fair value (i.e., discounted), and include estimates of sub-lease revenue. See Note 22 for further detail on accrued amounts in both current and long-term liabilities related to non-cancelable, abandoned, leased facilities.

            Rental expense for 2002, 2001 and 2000 for operating leases was $12.9 million, $14.0 million, $13.6 million, respectively. Also, $1.0 million of rent was paid and charged against liabilities in 2002 for non-cancelable leases at facilities abandoned as a result of restructuring initiatives.

Note 17. RELATED PARTY TRANSACTIONS

            In connection with the Contico acquisition on January 8, 1999, the Company entered into building lease agreements with Newcastle. Newcastle was the holder of the $16.4 million preferred interest in Contico (see Note 13). Lester Miller, the former owner of Contico, and a Katy director from 1999 to 2000, is the majority owner of Newcastle. Also, several additional properties utilized by Contico are leased directly from Lester Miller. Rental expense for these properties approximates historical market rates. Related party rental expense for the year ending December 31, 2002, 2001 and 2000 was approximately $0.8 million, $1.5 million and $1.5 million, respectively.

            The Company paid Newcastle $1.3 million of preferred dividends for the year ended December 31, 2002, compared to $2.0 and $2.6 million for the years ended December 31, 2001 and 2000, respectively. The decreases in dividends were due to the early redemption of half of the preferred interest at the time of the recapitalization in June 2001. On February 3, 2003, the remainder of the preferred interest was redeemed at a 40% discount. See Note 24.

            Kohlberg, whose affiliate holds all 805,000 shares of our Convertible Preferred Stock, provides ongoing management oversight and advisory services to Katy. We paid $500,000 for such services in 2002, and expect to pay $500,000 annually in future years. Such amounts are recorded in selling, general and administrative expenses in the statement of operations.

Note 18. INDUSTRY SEGMENTS AND GEOGRAPHIC INFORMATION

            The Company is a manufacturer and distributor of a variety of industrial and consumer products, including sanitary maintenance supplies, coated abrasives, stains, electrical and electronic components. Principal markets are in the United States, Canada, and Europe and include the sanitary maintenance, restaurant supply, retail, electronic, automotive, and computer markets. These activities are grouped into two industry segments:
Electrical/Electronics and Maintenance Products. During 2002, one of Katy's customers accounted for 17% of consolidated net sales. Sales to this particular customer are made by three separate operating divisions (Contico, Woods and Glit/Microtron). However, a significant loss of business at this retail outlet could have an adverse impact on the Company's results. The table below, and the narrative that follows, summarize the key factors in the year-to-year changes in operating results.

                                                                                                    Years Ended December 31,
                                                                                                    ------------------------
                                                                                               2002           2001            2000
                                                                                               ----           ----            ----
                                                                                           (Thousands of dollars)
Electrical/Electronics Group
        Net external sales                                                                $ 144,242      $ 130,949       $ 157,027
        Operating income (loss)                                                               2,874           (166)          4,511
        Operating margin (deficit)                                                              2.0%          -0.1%            2.9%
        Severance, restructuring and related charges                                          5,239          1,552             385
        Impairments of long-lived assets                                                        392          1,565              --
        Depreciation and amortization                                                         1,484            220             810
        Capital expenditures                                                                    601            301             723
        Total assets                                                                         48,228         51,591          75,062

Maintenance Products Group
        Net external sales                                                                $ 314,571      $ 324,642       $ 362,922
        Operating income (loss)                                                             (19,915)       (39,699)         10,298
        Operating margin (deficit)                                                                6%           -12%            2.8%
        Severance, restructuring and related charges                                         13,629          3,489           1,177
        Impairments of long-lived assets                                                     20,812         36,087              --
        Depreciation and amortization                                                        17,769         19,926          20,238
        Capital expenditures                                                                  9,306         10,060          11,737
        Total assets                                                                        197,865        231,179         299,292

Total
        Net external sales                                -  Operating segments           $ 458,813      $ 455,591       $ 519,949
                                                          -  Other [a]                        1,177          4,585           3,690
                                                                                          ---------      ---------       ---------
                                                             Total                        $ 459,990      $ 460,176       $ 523,639
                                                                                          =========      =========       =========

        Operating income (loss)                           -  Operating segments           $ (17,041)     $ (39,865)         14,809
                                                          -  Other [a]                       (6,989)        (9,782)           (889)
                                                          -  unallocated corporate          (10,998)       (21,239)         (9,258)
                                                                                          ---------      ---------       ---------
                                                             Total                        $ (35,028)     $ (70,886)      $   4,662
                                                                                          =========      =========       =========

        Severance, restructuring & related charges        -  Operating segments           $  18,868      $   5,041       $   1,562
                                                          -  Other [a]                          207             --              --
                                                          -  Unallocated corporate               80          8,339           1,089
                                                                                          ---------      ---------       ---------
                                                             Total                        $  19,155      $  13,380       $   2,651
                                                                                          =========      =========       =========

        Impairments of long-lived assets                  -  Operating segments           $  21,204      $  37,652       $      --
..                                                         -  Other [a]                           --          9,817              --
                                                                                          ---------      ---------       ---------
                                                             Total                        $  21,204      $  47,469       $      --
                                                                                          =========      =========       =========

        Depreciation and amortization                     -  Operating segments           $  19,253      $  20,146       $  21,048
                                                          -  Other [a]                           --            225             116
                                                          -  Unallocated corporate              150            357             444
                                                                                          ---------      ---------       ---------
                                                             Total                        $  19,403      $  20,728       $  21,608
                                                                                          =========      =========       =========

        Capital expenditures                              -  Operating segments           $   9,907      $  10,361       $  12,460
                                                          -  Other [a]                           --            524             755
                                                          -  Unallocated corporate              158            179              --
                                                                                          ---------      ---------       ---------
                                                             Total                        $  10,065      $  11,064       $  13,215
                                                                                          =========      =========       =========

        Total assets                                      -  Operating segments           $ 246,093      $ 282,770       $ 374,354
                                                          -  Other [a]                        7,626          8,995          18,468
                                                          -  Unallocated corporate           13,188         25,942          17,487
                                                          -  Discontinued operations          9,070         30,248          36,414
                                                                                          ---------      ---------       ---------
                                                             Total                        $ 275,977      $ 347,955       $ 446,723
                                                                                          =========      =========       =========

[a] Amounts shown as "other" represent items associated with Katy's waste-to-energy facility and the equity investment in the shrimp harvesting and farming operation.

            The Company operates businesses in the United States and foreign countries. The operations for 2002, 2001 and 2000 of businesses within major geographic areas are summarized as follows:


                                        United                                         Europe
(Thousands of Dollars)                  States          Canada           U.K.     (Excluding U.K.)      Other        Consolidated
2002:
Sales to unaffiliated customers        $381,325        $ 40,795        $ 28,121        $  5,376        $  4,373        $459,990
Total assets                           $235,802        $ 16,616        $ 23,559        $     --        $     --        $275,977

2001:
Sales to unaffiliated customers        $392,336        $ 36,567        $ 26,499        $    655        $  4,119        $460,176
Total assets                           $302,383        $ 21,455        $ 22,313        $    880        $    924        $347,955

2000
Sales to unaffiliated customers        $440,132        $ 50,114        $ 24,406        $  4,608        $  4,379        $523,639
Total assets                           $397,059        $ 24,908        $ 23,354        $  1,324        $     78        $446,723

            Net sales for each geographic area include sales of products produced in that area and sold to unaffiliated customers, as reported in the Consolidated Statements of Operations.

Note 19. COMMITMENTS AND CONTINGENCIES

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

            In December 1996, Banco del Atlantico, a bank located in Mexico, filed a lawsuit against Woods, a subsidiary of Katy, and against certain past and then-present officers and directors and former owners of Woods, alleging that the defendants participated in a violation of the Racketeer Influenced and Corrupt Organizations (RICO) Act involving allegedly fraudulently obtained loans from Mexican banks, including the plaintiff, and

"money laundering" of the proceeds of the illegal enterprise. All of the foregoing is alleged to have occurred prior to Katy's purchase of Woods. The plaintiff also alleged that it made loans to an entity controlled by certain past officers and directors of Woods based upon fraudulent representations. The plaintiff seeks to hold Woods liable for its alleged damages directly, and under principles of respondeat superior and successor liability. The plaintiff is claiming damages in excess of $24.0 million and is requesting treble damages under RICO. Because certain threshold procedural and jurisdictional issues have not yet been fully adjudicated in this litigation, it is not possible at this time for the Company to reasonably determine an outcome or accurately estimate the range of potential exposure. Katy may have recourse against the former owner of Woods and others for, among other things, violations of covenants, representations and warranties under the purchase agreement through which Katy acquired Woods, and under state, federal and common law. In addition, the purchase price under the purchase agreement may be subject to adjustment as a result of the claims made by Banco del Atlantico or other issues relating to the litigation. The extent or limit of any such adjustment cannot be predicted at this time. An adverse judgment in this matter could have a material impact on Katy's liquidity and financial position if the Company were not able to exercise recourse against the former owner of Woods.

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

Note 20. RESTRUCTURING CHARGES

            During the fourth quarter of 2002, we recorded $2.4 million of severance and other exit costs associated with the shut down of the Woods manufacturing facilities in Indiana. Manufacturing operations were ceased in order to implement a more cost-effective procurement of finished goods inventory through sourcing with third party suppliers. 361 employees were terminated as a result of this shut down. Woods incurred $1.5 million in severance, pension, and other employee-related costs associated with the employee terminations. Woods also incurred a charge for the creation of a liability for non-cancelable lease costs at abandoned production facilities of $0.8 million. An additional $0.1 million of other exit costs were incurred related to facility repairs and other minor costs. Woods also incurred $0.9 million of inventory write-offs related to raw and packaging materials that will not be able to be utilized efficiently with the change-over to a fully sourced inventory strategy. Contico incurred restructuring costs of $0.6 million in the fourth quarter of 2002 associated with costs of revaluing their non-cancelable lease liability at the Warson Road and Earth City facilities, and $0.3 million of costs in moving inventory and equipment from the Warson facility to the Bridgeton facility, as discussed below.

            During the third quarter of 2002, we recorded $9.5 million of severance, restructuring and other charges. During the third quarter, we committed to a plan to abandon Contico's Earth City distribution facility, and to consolidate its operations into the Bridgeton facility (both facilities are in the St. Louis, Missouri area). As a result, a $7.1 million charge was recorded to accrue a liability for non-cancelable lease payments associated with the Earth City facility. Also during the third quarter, the Contico business recorded a $1.4 million charge related to rent and other facility costs associated with its Warson Road facility (also in the St. Louis area), whose operations are also being consolidated into Bridgeton. A charge of $1.8 million was recorded in the second quarter of 2002 for the Warson Road facility, and the additional amount of $1.4 million was recorded after consideration of the market for sub-leasing and to accrue costs to refurbish the facility. The Contico business recorded related charges of $0.2 million incurred in moving inventory and equipment from Warson to Bridgeton, and $0.2 million in severance costs.

The Corporate group recorded a $0.1 million charge for non-cancelable lease payments related to the former corporate headquarters. Also in the third quarter of 2002, a charge of $0.5 million was recorded for payments to consultants working with us on sourcing and other manufacturing and production efficiency initiatives.

            Certain assumptions have been made regarding potential future sub-lease revenue at rented facilities that have been, or will be, abandoned as a result of restructuring and consolidation activities. If the Company is unable to achieve its estimated sub-lease revenue estimates, charges could be recognized in future periods to update the estimated liability and cost to Katy for these facilities.

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

            During the fourth quarter of 2001, we recorded $3.2 million of severance and restructuring charges. Approximately $1.0 million was related to severance payments. These payments related to the closing of the former corporate headquarters in Englewood, Colorado and an adjunct corporate office in Chicago and the related terminations of employees, as well as severance paid to employees at operating divisions in headcount reduction efforts. Approximately $1.4 million of the charges related to a consultant working with us on sourcing and other manufacturing and production efficiency initiatives. Approximately $0.2 million of the charges related to transition activities within the Company. Other costs related to manufacturing restructuring initiatives at Contico.

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

            During the third and fourth quarters of 2000, the Company implemented a workforce reduction that reduced headcount by approximately 90. Employees affected were primarily in general and administrative functions, with the largest number of affected employees coming from the Maintenance Products group. The workforce reduction included severance and related costs for certain employees. Total severance and related costs were $2.4 million.

            The table below details activity in restructuring reserves since December 31, 2000.

      Restructuring liabilities at December 31, 2000         $  1,121
         Additions to restructuring liabilities                13,380
         Payments on restructuring liabilities                (11,488)
                                                             --------
      Restructuring liabilities at December 31, 2001            3,013
         Additions to restructuring liabilities                19,155
         Payments on restructuring liabilities                 (7,669)
                                                             --------
      Restructuring liabilities at December 31, 2002         $ 14,499
                                                             ========

            The table below summarizes the future obligations for severance and restructuring charges detailed above:

                    2003                        $   7,459
                    2004                            1,592
                    2005                            1,601
                    2006                            1,368
                    2007                            1,300
                 Thereafter                         1,179
                                                ---------
                       Total Payments           $  14,499
                                                ==========

Note 21. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED):

2002                                                                       1st Qtr       2nd Qtr       3rd Qtr       4th Qtr
----                                                                      ---------     ---------     ---------     ---------
 Net sales as reported previously                                         $ 111,020     $ 118,425     $ 143,602     $      --
     Customer allowances                                                       (750)         (798)           --            --
     Discontinued operations                                                 (8,745)       (9,166)       (5,577)           --
                                                                          ---------     ---------     ---------     ---------
 Net sales as adjusted                                                    $ 101,525     $ 108,461     $ 138,025     $ 111,979
                                                                          =========     =========     =========     =========

 Gross profit as reported previously                                      $  20,416     $  20,870     $  24,318     $      --
     Customer allowances                                                       (750)         (798)           --            --
     Discontinued operations                                                 (2,193)       (2,338)       (1,136)           --
                                                                          ---------     ---------     ---------     ---------
 Gross profit as adjusted                                                 $  17,473     $  17,734     $  23,182     $  19,755
                                                                          =========     =========     =========     =========

 Loss from continuing operations reported previously                      $  (7,590)    $  (6,570)    $ (16,800)    $      --
     Discontinued operations (net of tax)                                      (495)         (700)          (13)           --
                                                                          ---------     ---------     ---------     ---------
 Loss from continuing operations adjusted                                 $  (8,085)    $  (7,270)    $ (16,813)    $ (19,223)
                                                                          =========     =========     =========     =========

 Income (loss) from discontinued operations reported previously           $      --     $      --     $     241     $      --
     Discontinued operations (net of tax)                                       495           700            13            --
                                                                          ---------     ---------     ---------     ---------
 Income (loss) from discontinued operations adjusted                      $     495     $     700     $     254     $  (7,599)
                                                                          =========     =========     =========     =========

 Gain on sale of discontinued operations (net of tax)                     $      --     $      --     $      --     $   3,306

 Loss before cumulative effect of a change in accounting
      principle                                                           $  (7,590)    $  (6,570)    $ (16,559)    $ (23,516)

 Cumulative effect of a change in accounting principle (net of tax)              --            --        (4,190)        1,676
                                                                          ---------     ---------     ---------     ---------

 Net loss                                                                 $  (7,590)    $  (6,570)    $ (20,749)    $ (21,840)
 Payment in kind of dividends on convertible preferred stock              $  (2,622)    $  (2,615)    $  (2,615)    $  (3,284)
                                                                          ---------     ---------     ---------     ---------
 Net loss attributable to common stockholders                             $ (10,212)    $  (9,185)    $ (23,364)    $ (25,124)
                                                                          =========     =========     =========     ==========

Loss per share of common stock - Basic and diluted
    Loss from continuing operations attributable to common stockholders   $   (1.28)    $   (1.18)    $   (2.32)    $   (2.69)
    Discontinued operations (net of tax)                                       0.06          0.08         (0.03)        (0.51)
    Cumulative effect of a change in accounting principle (net of tax)           --            --         (0.50)         0.20
                                                                          ---------     ---------     ---------     ---------
    Net loss attributable to common stockholders                          $   (1.22)    $   (1.10)    $   (2.79)    $   (3.00)
                                                                          =========     =========     =========     =========

            Effective with the reporting of interim results for the period ended September 30, 2002, Katy classified the results and financial position of Hamilton in discontinued operations for all periods presented. Hamilton was sold on October 31, 2002. Effective with the reporting of year-end results in these consolidated financial statements, Katy classified the results and financial position of GC/Waldom in discontinued operations for all periods presented. GC/Waldom was held for sale at December 31, 2002 and was sold on April 2, 2003. See Notes 7 and 24.

            During the fourth quarter of 2002, the Company recorded pretax charges of $3.6 million for severance and restructuring and $7.8 million for impairments of long-lived assets. During the third quarter of 2002, the Company recorded pretax charges of $9.5 million for severance and restructuring and $11.0 million for impairments of long-lived assets (primarily at Contico). During the second quarter of 2002, the Company recorded pretax charges of $3.8 million for severance and restructuring and $2.4 million for impairments of long-lived assets. During the first quarter of 2002, the Company recorded pretax charges of $2.3 million for severance and restructuring charges.

2001                                                                       1st Qtr       2nd Qtr       3rd Qtr       4th Qtr
----                                                                      ---------     ---------     ---------     ---------
 Net sales as reported previously                                         $ 119,913     $ 120,142     $ 135,801     $      --
     Customer allowances                                                       (845)         (897)           --            --
     Discontinued operations                                                (12,724)      (10,774)       (6,003)           --
                                                                          ---------     ---------     ---------     ---------
 Net sales as adjusted                                                    $ 106,344     $ 108,471     $ 129,798     $ 115,563
                                                                          =========     =========     =========     =========

 Gross profit as reported previously                                      $  16,806     $  16,955     $  18,750     $      --
     Customer allowances                                                       (845)         (897)           --            --
     Discontinued operations                                                 (4,116)       (1,591)          419            --
                                                                          ---------     ---------     ---------     ---------
 Gross profit as adjusted                                                 $  11,845     $  14,467     $  19,169     $  18,906
                                                                          =========     =========     =========     =========

 Loss from continuing operations reported previously                      $  (8,372)    $ (30,434)    $  (6,015)    $      --
     Discontinued operations (net of tax)                                    (1,000)           70         1,185            --
                                                                          ---------     ---------     ---------     ---------
 Loss from continuing operations adjusted                                 $  (9,372)    $ (30,364)    $  (4,830)    $ (18,301)
                                                                          =========     =========     =========     =========

 Income (loss) from discontinued operations reported previously           $      --     $      --     $     450     $      --
     Discontinued operations (net of tax)                                     1,000           (70)       (1,185)           --
                                                                          ---------     ---------     ---------     ---------
 Income (loss) from discontinued operations adjusted                      $   1,000     $     (70)    $    (735)    $     592
                                                                          =========     =========     =========     =========

 Loss before extraordinary item                                           $  (8,372)    $ (30,434)    $  (5,565)    $ (17,709)

 Extraordinary loss on early extinguishment of debt (net of tax)                 --        (1,182)           --            --
                                                                          ---------     ---------     ---------     ---------

 Net loss                                                                    (8,372)      (31,616)       (5,565)      (17,709)
 Gain on early redemption of preferred interest of subsidiary                    --         6,600            --            --
 Payment in kind dividends on convertible preferred stock                        --            --        (1,755)       (2,704)
                                                                          ---------     ---------     ---------     ---------
 Net loss attributable to common stockholders                             $  (8,372)    $ (25,016)    $  (7,320)    $ (20,413)
                                                                          =========     =========     =========     =========

Loss per share of common stock - Basic and diluted
    Loss from continuing operations attribute to common stockholders      $   (1.12)    $   (2.83)    $   (0.78)    $   (2.50)
    Discontinued operations (net of tax)                                       0.12         (0.01)        (0.09)         0.07
    Extraordinary loss on early extinguishment of debt (net of tax)              --         (0.14)           --            --
                                                                          ---------     ---------     ---------     ---------
    Net loss attribute to common stockholders                             $   (1.00)    $   (2.98)    $   (0.87)    $   (2.43)
                                                                          =========     =========     =========     =========

            During the fourth quarter of 2001, the Company recorded pretax charges of $3.0 million for severance and restructuring and $11.3 million for impairments of long-lived assets. During the third quarter of 2001, the Company recorded pretax charges of $6.5 million for severance and restructuring. During the second quarter of 2001, the Company recorded pretax charges of $2.6 million for severance and restructuring and $35.1 million for impairments of long-lived assets (primarily at Wilen). During the first quarter of 2001, the Company recorded pretax charges of $1.3 million for severance and restructuring and $0.8 million for impairments of long-lived assets.

NOTE 22. SUPPLEMENTAL BALANCE SHEET INFORMATION

            The following table provides detail regarding other assets shown on the Consolidated Balance Sheets:

                                                         2002       2001
                                                         ----       ----
Capitalized debt costs                                 $ 5,684    $ 6,669
Notes and other receivables - sales of subsidiaries      3,416      4,236
Other                                                    3,242      1,920
                                                       -------    -------
Total                                                  $12,342    $12,825
                                                       =======    =======

            The following table provides detail regarding accrued expenses shown on the Consolidated Balance Sheets:


                                                         2002       2001
                                                         ----       ----
Advertising and rebates                                $12,946    $11,931
Contingent liabilities                                  15,055     16,428
Non-cancellable lease liabilities - restructuring        4,239        252
Other restructuring                                      3,220      2,308
Professional services                                    2,645        590
SESCO note payable to Montenay                           1,000         --
Other                                                    8,607    $ 9,931
                                                       -------    -------
Total                                                  $47,712    $41,440
                                                       =======    =======

            Contingent liabilities consist of accruals for estimated losses associated with environmental issues, the uninsured portion of general and product liability and workers' compensation claims, and a purchase price adjustment associated with the purchase of a subsidiary.

            The following table provides detail regarding other liabilities shown on the Consolidated Balance Sheets:

                                                         2002       2001
                                                         ----       ----
Non-cancellable lease liabilities - restructuring      $ 6,648    $   160
Other restructuring                                        393        293
SESCO note payable to Montenay                           3,974         --
Deferred compensation                                    4,857      3,153
Other                                                    1,654      1,327
                                                       -------    -------
Total                                                  $17,526    $ 4,933
                                                       =======    =======

NOTE 23. SUPPLEMENTAL CASH FLOW INFORMATION

            Cash paid and (received) during the year for interest and income taxes is as follows:

                                           2002            2001            2000
                                           ----            ----            ----
                                                  (Thousands of dollars)

   Interest                             $ 4,733        $ 11,333        $ 14,016
                                        =======        ========        ========
   Income taxes                         $(1,893)       $ (2,549)       $ (3,850)
                                        =======        ========        ========

            Significant non-cash transactions include the accrual of payment in kind (PIK) dividends on the Convertible Preferred Stock of $11.1 million in 2002 and $4.5 million in 2001. The PIK dividends are recorded at fair value. In this case, each convertible preferred share is translated to its common equivalent (16.6667 common shares per each convertible preferred share) and multiplied by $6.00, which is the value of each common share equivalent given the proceeds from the issuance of the convertible preferred stock. Also during 2001, a gain of $6.6 million was realized on the early redemption of the preferred interest in Contico (Notes 13 and 24), and a note receivable of $1.0 million was created related to the sale of the Thorsen Tools business.

Note 24. SUBSEQUENT EVENTS

            On February 3, 2003, the Company refinanced its indebtedness and entered into the Fleet Credit Agreement. See Note 9. The new $110 million facility, which provides for $20 million of term debt and $90 million of revolving debt, involves a syndicate of banks, all of whom had participated in the Deutsche Bank Credit Agreement. The Fleet Credit Agreement is an asset-based lending agreement, and is generally on similar terms to those found in the Deutsche Bank Credit Agreement

Below is a summary of the sources and uses associated with the funding of the Fleet Credit Agreement:

    (Thousands of Dollars)

    Sources:
    Term borrowings under the Fleet Credit Agreement                    $20,000
    Revolving borrowings under the Fleet Credit Agreement                43,743
                                                                        -------
                                                                        $63,743
                                                                        =======
    Uses:
    Payment of interest and principal under the Deutsche Bank Credit $52,895 Agreement
    Purchase of one-half of preferred interest of subsidiary at a         9,840
    discount
    Payment of accrued distributions on one-half of preferred               122
    interest of subsidiary
    Certain costs associated with the Fleet Credit Agreement                886
                                                                        -------
                                                                        $63,743
                                                                        =======

            The Fleet Credit Agreement, which provides for a total borrowing facility of $110.0 million, has a $20.0 million term loan portion (Term Loan) with a final maturity date of February 3, 2008 and quarterly repayments of $0.7 million, the first of which will be made on April 1, 2003. A final payment of $5.7 million will be made in 2008. The Term Loan is collateralized by the Company's property, plant and equipment. The remaining portion of the Fleet Credit Agreement is a $90.0 million revolving credit facility (Revolving Credit Facility) that also has an expiration date of February 3, 2008. The borrowing base of the Revolving Credit Facility is determined by eligible inventory and accounts receivable. Unused borrowing availability on the Revolving Credit Facility was $27.8 million at February 21, 2003. All extensions of credit under the Fleet Credit Agreement are collateralized by a first priority perfected security interest in and lien upon the capital stock of each material domestic subsidiary (65% of the capital stock of each material foreign subsidiary), and all present and future assets and properties of Katy. Customary financial covenants and restrictions apply under the Fleet Credit Agreement. Until June 30, 2003, interest accrues on Revolving Credit Facility borrowings at 225 basis points over applicable LIBOR rates, and at 250 basis points over LIBOR for Term Loan borrowings. Following June 30, 2003, margins are determined on a pricing matrix which factors operating performance into the pricing grid. Margins drop an additional 25 basis points in the most favorable pricing grid from the pre-June 30, 2003 levels for both revolving and term loans. Interest accrues at higher margins on prime rates for swing loans.

            Coincident with this transaction, the Company redeemed early, at a discount, the remaining half of the preferred interest in Contico, plus accrued distributions thereon, which, as disclosed above, had a stated value of $16.4 million. Katy utilized approximately $10.0 million of the proceeds from the Fleet Credit Agreement for this purpose. The difference between the amount paid on redemption and the stated value of preferred interest redeemed ($6.6 million, pre-tax) will be recognized as an increase to Additional Paid in Capital on the Consolidated Statements of Stockholders' Equity, and will be an addition to earnings available to common shareholders in the calculation of basic earnings per share during 2003.

            See Note 13 for a discussion of the preferred interest of subsidiary redeemed early as a result of the Fleet Credit Agreement refinancing transaction.

            On March 6, 2003, Katy announced that it was exploring the sale of Woods and Woods Canada. The Company can give no assurances that a sale of these businesses will be completed.

            On April 2, 2003, the Company completed the sale of GC/Waldom, a Katy business that was part of the Electrical/Electronics group, for gross proceeds of $8.3 million. Katy does not anticipate recording a significant gain or loss on the sale of GC/Waldom during 2003. GC/Waldom is presented as a discontinued operation for all periods presented in these financial statements. See Note 7.

Item 9. CHANGES IN AND DISAGREEMENTS WITH INDEPENDENT AUDITORS ON ACCOUNTING AND FINANCIAL DISCLOSURE

            Not applicable.

                                    Part III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding the directors of Katy is incorporated herein by reference to the information set forth under the section entitled "Election of Directors" in the Proxy Statement of Katy Industries, Inc. for its 2003 Annual Meeting.

Information regarding executive officers of Katy is incorporated herein by reference to the information set forth under the section entitled "Information Concerning Directors and Executive Officers" in the Proxy Statement of Katy Industries, Inc. for its 2003 Annual Meeting.

Item 11. EXECUTIVE COMPENSATION

Information regarding compensation of executive officers is incorporated herein by reference to the information set forth under the section entitled "Executive Compensation" in the Proxy Statement of Katy Industries, Inc. for its 2003 Annual Meeting.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information regarding beneficial ownership of stock by certain beneficial owners and by management of Katy is incorporated by reference to the information set forth under the section "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" in the Proxy Statement of Katy Industries, Inc. for its 2003 Annual Meeting.

                                                                                          Number of Securities
                                                                                         Remaining Available for
                               Number of Securities to        Weighted-average        Future Issuances Under Equity
                               Be Issued on Exercise of       Exercise Price of            Compensation Plans
                                 Outstanding Option,        Outstanding Options,          (Excluding Securities
Plan Category                    Warrants and Rights         Warrants and Rights        Reflected in Column (a))
----------------------------   ------------------------     --------------------      -----------------------------
                                         (a)                         (b)                           (c)
Equity Compensation
Plans Approved by
Stockholders                           952,616                      $7.42                        159,588

Equity Compensation
Plans Not Approved by
Stockholders                          2,018,824                     $3.70                          --

Equity Compensation Plans Not Approved by Stockholders

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

            On September 4, 2001, the Company entered into an employment agreement with Amir Rosenthal, Vice President, Chief Financial Officer, General Counsel and Secretary. To induce Mr. Rosenthal to enter into the employment agreement, on September 4, 2001, the Compensation Committee of the Board of Directors approved the Katy Industries, Inc. 2001 Chief Financial Officer's Plan. Under this plan, Mr. Rosenthal was granted 123,077 stock options. Mr. Rosenthal was also granted 126,923 stock options under the Company's 1995 Incentive Plan. All stock options granted to Mr. Rosenthal will vest over a three year period provided that certain performance measures are met in each year, and vest unconditionally (assuming continued employment) in nine years.

            On November 21, 2002, the Board of Directors approved the 2002 Stock Appreciation Rights Plan (the "2002 SAR Plan"), authorizing the issuance of up to 1,000,000 stock appreciation rights (SARs). Vesting of the SARs occurs ratably over three years. The 2002 SAR Plan provides limitations on redemption by holders, specifying that no more than 50% of the cumulative number of vested SARs held by an employee could be exercised in any one calendar year. The SARs expire ten years from the date of issue. The Board approved grants on November 22, 2002, of 917,175 SARs to 60 individuals with an exercise price of $3.15, which equaled the market price of Katy's stock on the grant date. An insignificant amount of compensation expense was recorded as of December 31, 2002, associated with these grants. The 2002 SAR Plan also provides that in the event of a Change in Control of the Company, all outstanding SARs become fully vested. In accordance with the 2002 SAR Plan, a "Change in Control" is deemed to have occurred upon any of the following events: 1) a sale of 100 percent of the Company's outstanding capital stock, as may be outstanding from time to time; 2) a sale of all or substantially all of the Company's operating subsidiaries or assets; or 3) a transaction or series of transactions in which any third party acquires an equity ownership in the Company greater than that held by KKTY Holding Company, L.L.C. and in which Kohlberg & Co., L.L.C. relinquishes its right to nominate a majority of the candidates for election to the Board of Directors.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding certain relationships and related transactions with management is incorporated herein by reference to the information set forth under the section entitled "Executive Compensation" in the Proxy Statement of Katy Industries, Inc. for its 2003 Annual Meeting.

Item 14. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Internal Controls

      Within the 90 days prior to the filing date of this Annual Report on Form 10-K, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (Disclosure Controls). This evaluation (Controls Evaluation) was done under the supervision and with the participation of management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO).

      Disclosure Controls are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Limitations on the Effectiveness of Controls

      Our management, including our CEO and CFO, does not expect that our Disclosure Controls or our internal controls and procedures for financial reporting (Internal Controls) will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, but not absolute assurance that the objectives of a control system are met. Further, any control system reflects limitations on resources, and the benefits of a control system must be considered relative to its costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Katy have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of a control. As design of a control system is also based upon certain assumptions about the likelihood of future events, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to errors or fraud may occur and may not be detected.

Conclusions

      Based upon the Controls Evaluation, our CEO and CFO have concluded that, subject to the limitations noted above, the Disclosure Controls are effective to timely alert management to material information relating to Katy during the period when our periodic reports are being prepared.

      In accordance with SEC requirements, our CEO and CFO note that, since the date of the Controls Evaluation to the filing date of this Annual Report, there have been no significant changes in Internal Controls or in other factors that could significantly affect Internal Controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                     Part IV

Item 15. FINANCIAL STATEMENTS, SCHEDULES, EXHIBITS AND REPORTS ON FORM 8-K

      (a)   1. Financial Statements

            The following financial statements of Katy are set forth in Part II,
      Item 8, of this Form 10-K:

            -     Consolidated Balance Sheets as of December 31, 2002 and 2001

            - Consolidated Statements of Operations for the years ended December 31, 2002, 2001 and 2000

            - Consolidated Statements of Stockholders' Equity for the years ended December 31, 2002, 2001 and 2000

            - Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000

            -     Notes to Consolidated Financial Statements

            2. Financial Statement Schedules

            The financial statement schedule filed with this report is listed on the "Index to Financial Statement Schedules" on page 86 of this Form 10-K.

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

Dated: April 15, 2003            KATY INDUSTRIES, INC.
                                 Registrant


                                 /S/ C. Michael  Jacobi
                                 ---------------------------------------------
                                 C. Michael Jacobi
                                 President and Chief Executive Officer


                                 /S/ Amir Rosenthal
                                 ---------------------------------------------
                                 Vice President, General Counsel and Secretary Chief Financial Officer

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

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of this 15th day of April, 2003.

Signature                                 Title
---------                                 -----


/S/ William F. Andrews                    Chairman of the Board and Director
------------------------------------
William F. Andrews


/S/ C. Michael Jacobi                     President, Chief Executive Officer and
------------------------------------      Director (Principal Executive Officer)
C. Michael Jacobi


/S/ Amir Rosenthal                        Vice President, Chief Financial
------------------------------------      Officer, General Counsel and Secretary
Amir Rosenthal                            (Principal Financial and Accounting
                                          Officer)

/S/ Christopher Lacovara                  Director
------------------------------------
Christopher Lacovara


/S/ Robert M. Baratta                     Director
------------------------------------
Robert M. Baratta


/S/ James A. Kohlberg                     Director
------------------------------------
James A. Kohlberg


/S/ Daniel B. Carroll                     Director
------------------------------------
Daniel B. Carroll


/S/ Wallace E. Carroll, Jr.               Director
------------------------------------
Wallace E. Carroll, Jr.

/S/ Samuel P. Frieder                     Director
------------------------------------
Samuel P. Frieder


/S/ Christopher Anderson                  Director
------------------------------------
Christopher Anderson

                            CERTIFICATION PURSUANT TO
               RULE 13A-14 OF THE SECURITIES EXCHANGE ACT OF 1934,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, C. Michael Jacobi, Chief Executive Officer of the company, certify that:

1. I have reviewed this annual report on Form 10-K of Katy Industries, Inc. (the "registrant");

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in the annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: April 15, 2003                 By: /s/ C. Michael Jacobi
                                         --------------------------------
                                         C. Michael Jacobi
                                         Chief Executive Officer

                            CERTIFICATION PURSUANT TO
               RULE 13A-14 OF THE SECURITIES EXCHANGE ACT OF 1934,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Amir Rosenthal, Chief Financial Officer of the company, certify that:

1. I have reviewed this annual report on Form 10-K of Katy Industries, Inc. (the "registrant");

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in the annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: April 15, 2003                           By: /s/ Amir Rosenthal
                                                  -----------------------------
                                                   Amir Rosenthal
                                                   Chief Financial Officer

INDEX TO FINANCIAL STATEMENT SCHEDULES

Independent Accountants' Reports                                             86
Schedule II - Valuation and Qualifying Accounts                              87
Independent Auditors' Consent                                                92

      All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the Consolidated Financial Statements of Katy or the Notes thereto.

REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Stockholders of Katy Industries, Inc.:

Our audits of the consolidated financial statements of Katy Industries, Inc. and its subsidiaries, referred to in our report dated April 11, 2003, appearing in this Form 10-K, also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


 s/PricewaterhouseCoopers LLP

St. Louis, Missouri
April 11, 2003

                     KATY INDUSTRIES, INC. AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                             (Thousands of Dollars)

                                         Balance at      Additions                                          Balance
                                         Beginning       Charged to       Write-offs         Other           at End
    Accounts Receivable Reserves          of Year         Expense        to Reserves      Adjustments       of Year
    ----------------------------        ------------    ------------     ------------     ------------    ------------
    Year ended December 31, 2002

          Trade receivables             $      2,762    $      3,684     $     (4,296)    $        656    $      2,806
          Long-term notes receivable           1,000              --               --               --           1,000
                                        ------------    ------------     ------------     ------------    ------------
                                        $      3,762    $      3,684     $     (4,296)    $        656    $      3,806

    Year ended December 31, 2001

          Trade receivables             $      3,137    $      5,343           (6,050)             332    $      2,762
          Long-term notes receivable           1,000              --               --               --           1,000
                                        ------------    ------------     ------------     ------------    ------------
                                        $      4,137    $      5,343     $     (6,050)    $        332    $      3,762

    Year ended December 31, 2000

          Trade receivables             $      4,155    $      5,070     $     (5,983)    $       (105)   $      3,137
          Long-term notes receivable           1,000              --               --               --           1,000
                                        ------------    ------------     ------------     ------------    ------------
                                        $      5,155    $      5,070     $     (5,983)    $       (105)   $      4,137


                                         Balance at      Additions                                          Balance
                                         Beginning       Charged to       Write-offs         Other           at End
    Inventory Reserves                    of Year         Expense        to the Reserve   Adjustments       of Year
    --------------------------------    ------------    ------------     ------------     ------------    ------------
    Year ended December 31, 2002        $      5,864    $      2,700     $     (3,611)    $        827    $      5,780

    Year ended December 31, 2001        $      6,434    $      3,675     $     (4,250)    $          5    $      5,864

    Year ended December 31, 2000        $      8,308    $      1,869     $     (3,743)    $         --    $      6,434


                                         Balance at                                                         Balance
                                         Beginning                                           Other           at End
    Income Tax Valuation Allowances       of Year         Provison        Reversals       Adjustments       of Year
    --------------------------------    ------------    ------------     ------------     ------------    ------------
    Year ended December 31, 2002        $     13,854    $     28,974     $         --     $         --    $     42,828

    Year ended December 31, 2001        $      4,106    $      9,748     $         --     $         --    $     13,854

    Year ended December 31, 2000        $      3,203    $        903     $         --     $         --    $      4,106

                              KATY INDUSTRIES, INC.
                                INDEX OF EXHIBITS
                                DECEMBER 31, 2001

Exhibit
Number        Exhibit Title                                                                    Page
------        -------------                                                                    ----
  2           Preferred Stock Purchase and Recapitalization Agreement, dated as of June 2,       *
              2001 (incorporated by reference to Annex B to the Company's Proxy Statement on Schedule 14A filed June 8, 2001).

  3.1         The Amended and Restated Certificate of Incorporation of the Company               *
              (incorporated by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K on July 13, 2001).

  3.2         The By-laws of the Company, as amended (incorporated by reference                  *
              to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q
              filed May 15, 2001).

  4.1         Rights Agreement dated as of January 13, 1995 between Katy and                     *
              Harris Trust and Savings Bank as Rights Agent (incorporated by reference to Exhibit 2.1 of Katy's Form 8-A filed January 17,
              1995).

  4.1a        Amendment dated as of October 31, 1996 to the Rights Agreement                     *
              dated as of January 13, 1995 between Katy and Harris Trust and
              Savings Bank as Rights Agent (incorporated by reference to Katy's
              Current Report on Form 8-K filed November 8, 1996).

  4.1b        Amendment dated as of January 8, 1999 to the Rights Agreement                      *
              dated as of January 13, 1995 between Katy and LaSalle National
              Bank as Rights Agent (incorporated by reference to Exhibit 4.1(b)
              of Katy's Annual Report on Form 10-K filed March 18, 1999).

  4.1c         Third Amendment to Rights Agreement, dated March 30, 2001,                        *
               between the Company and LaSalle Bank, N.A., as Rights Agent
               (incorporated by reference to Exhibit (e) (3) to the Company's
               Solicitation/Recommendation Statement on Schedule 14D-9 filed
               April 25, 2001).

  10.1        Katy Industries, Inc. 1994 Key Employee and Director Stock                         *
              Purchase Plan (incorporated by reference to Exhibit 4.1 of Katy's
              Registration Statement on Form S-8 filed September 28, 1994).

  10.2        Katy Industries, Inc. Long-Term Incentive Plan (incorporated by                    *
              reference to Katy's Registration Statement on Form S-8 filed
              June 21, 1995).

  10.3        Katy Industries, Inc. Non-Employee Director Stock Option Plan                      *
              (incorporated by reference to Katy's Registration Statement on
              Form S-8 filed June 21, 1995).

  10.4        Katy Industries, Inc. Supplemental Retirement and Deferral                         *
              Plan effective as of June 1, 1995 (incorporated by reference to Katy's Registration Statement on Form S-8 filed June 21, 1995)

  10.5        Katy Industries, Inc. Directors' Deferred Compensation Plan                        *
              effective as of June 1, 1995 (incorporated by reference to Katy's
              Registration Statement on Form S-8 filed June 21, 1995).

  10.6        Preferred Unit Repurchase Agreement, dated as of March 28, 2001,                   *
              between the Company, Contico International, LLC, and Newcastle
              Industries, Inc. (incorporated by reference to Exhibit 10.13 to the Company's Quarterly Report on Form 10-Q filed on May 15,
              2001).

  10.7        Amendment No. 1, dated as of March 28, 2001, to the Members                        *
              Agreement. dated as of January 8, 1999, between the Company and
              Newcastle Industries, Inc. (incorporated by reference to Exhibit
              10.14 to the Company's Quarterly Report on Form 10-Q filed on May
              15, 2001).

  10.8        Credit Agreement dated as of June 28, 2001 (incorporated by                        *
              reference to Exhibit 10.1 to the Company's Quarterly Report on
              Form 10-Q filed August 14, 2001).

  10.9        First Amendment and Waiver to Credit Agreement dated as of                         *
              September 27, 2001 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q dated November 14,
              2001).

 10.10        Second Amendment and Waiver to Credit Agreement dated November 26,                 *
              2001, (incorporated by reference to exhibit 10.21 to the Company's
              Annual Report on Form 10-K dated April 1, 2002.

 10.11        Third Amendment and Waiver to Credit Agreement dated April 29,                     *
              2002, (incorporated by reference to exhibit 10.22 in the Company's
              Quarterly Report on Form 10-Q dated August 13, 2002.

 10.12        Fourth Amendment and Waiver to Credit Agreement dated October 31, 2002,           93
              filed herewith.

 10.13        Employment Agreement dated as of June 28, 2001 between C. Michael                  *
              Jacobi and the Company (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed August 14,
              2001).

 10.14        Katy Industries, Inc. 2001 Chief Executive Officer's Plan                          *
              (incorporated by reference to Exhibit 10.3 to the Company's
              Quarterly Report on Form 10-Q filed August 14, 2001).

 10.15        Employment Agreement dated as of September 1, 2001 between Amir                    *
              Rosenthal * and the Company (incorporated by reference to Exhibit
              10.2 to the Company's Quarterly Report on Form 10-Q dated November
              14, 2001).

 10.16        Katy Industries, Inc. 2001 Chief Financial Officer's Plan                          *
              (incorporated by reference to Exhibit 10.3 to the Company's
              Quarterly Report on Form 10-Q dated November 14, 2001).

 10.17        Katy Industries, Inc. 2002 Stock Appreciation Rights Plan, dated                  93
              November 21, 2002 filed herewith.

 10.18        Loan Agreement dated as of January 31, 2003 with Fleet Capital                    93
              Corporation, filed herewith.

   21         Subsidiaries of registrant                                                        91

   23         Independent Auditors' Consent                                                     92

  99.1        CEO Certification required by Section 906 of the Sarbanes-Oxley                   93
              Act of 2002


  99.2        CFO Certification required by Section 906 of the Sarbanes-Oxley                   93
              Act of 2002

*     Indicates incorporated by reference.