Form 10-Q
period 2003-03-31
KATY INDUSTRIES INC
filed 2003-05-12
CIK 54681

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

             |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For Quarterly period ended: March 31, 2003

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

                           Yes |X|    No |_|

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 126-2 of the Exchange Act).

                           Yes |_|    No |X|

      Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                   Class                   Outstanding at May 5, 2003
         Common Stock, $1 Par Value               8,362,177

                              KATY INDUSTRIES, INC.
                                    FORM 10-Q
                                 March 31, 2003

                                      INDEX

                                                                                        Page
                                                                                        ----
PART I  FINANCIAL INFORMATION

        Item 1. Financial Statements:

                Condensed Consolidated Balance Sheets
                March 31, 2003 and December 31, 2002 (unaudited)                        2,3

                Condensed Consolidated Statements of Operations
                Three Months Ended March 31, 2003 and 2002 (unaudited)                    4

                Condensed Consolidated Statements of Cash Flows
                Three Months Ended March 31, 2003 and 2002 (unaudited)                    5

                Notes to Condensed Consolidated Financial Statements (unaudited)          6

        Item 2. Management's Discussion and Analysis of Financial
                Condition and Results of Operations                                      17

        Item 3. Quantitative and Qualitative Disclosures about Market Risk               30

        Item 4. Controls and Procedures                                                  30

PART II OTHER INFORMATION

        Item 1. Legal Proceedings                                                        32

        Item 2. Changes in Securities and Use of Proceeds                                32

        Item 3. Defaults Upon Senior Securities                                          32

        Item 4. Submission of Matters to a Vote of Security Holders                      32

        Item 5. Other Information                                                        32

        Item 6. Exhibits and Reports on Form 8-K                                         32

        Signatures                                                                       33

        Certifications                                                               34, 35

                          PART I FINANCIAL INFORMATION

                          Item 1. Financial Statements

                     KATY INDUSTRIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Thousands of Dollars)
                                   (Unaudited)

                                     ASSETS

                                                               (Unaudited)
                                                                March 31,    December 31,
                                                                  2003           2002
                                                                  ----           ----
CURRENT ASSETS:

     Cash and cash equivalents                                 $   6,096       $   4,842
     Trade accounts receivable, net                               60,502          58,913
     Inventories, net                                             66,870          57,967
     Other current assets                                          1,988           1,942
     Current assets of discontinued operations                     6,387           5,970
                                                               ---------       ---------

       Total current assets                                      141,843         129,634
                                                               ---------       ---------

OTHER ASSETS:

     Goodwill                                                     11,211          11,211
     Intangibles, net                                             25,029          25,491
     Equity method investment in unconsolidated affiliate          6,939           7,306
     Other                                                        11,764          12,342
     Non-current assets of discontinued operations                 2,971           3,100
                                                               ---------       ---------

       Total other assets                                         57,914          59,450
                                                               ---------       ---------

PROPERTY AND EQUIPMENT
     Land and improvements                                         3,116           3,180
     Buildings and improvements                                   13,977          14,707
     Machinery and equipment                                     143,820         143,089
                                                               ---------       ---------

                                                                 160,913         160,976
     Less - Accumulated depreciation                             (78,661)        (74,083)
                                                               ---------       ---------

       Net property and equipment                                 82,252          86,893
                                                               ---------       ---------

       Total assets                                            $ 282,009       $ 275,977
                                                               =========       =========

See Notes to Condensed Consolidated Financial Statements.

                     KATY INDUSTRIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (Thousands of Dollars, Except Share Data)
                                   (Unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                      (Unaudited)
                                                                        March 31,     December 31,
                                                                          2003            2002
                                                                          ----            ----
CURRENT LIABILITIES:

     Accounts payable                                                  $  33,475       $  37,058
     Accrued compensation                                                  6,586           7,214
     Accrued expenses                                                     44,991          47,712
     Current maturities, long-term debt                                    2,857             700
     Revolving credit facility                                            50,402          44,751
     Current liabilities of discontinued operations                        2,328           2,444
                                                                       ---------       ---------

        Total current liabilities                                        140,639         139,879

LONG-TERM DEBT, less current maturities                                   17,143              --

OTHER LIABILITIES                                                         16,811          17,526
                                                                       ---------       ---------

        Total liabilities                                                174,593         157,405
                                                                       ---------       ---------

COMMITMENTS AND CONTINGENCIES (Notes 10, 12 and 13)

PREFERRED INTEREST OF SUBSIDIARY                                              --          16,400

STOCKHOLDERS' EQUITY
     15% Convertible Preferred Stock, $100 par value, authorized
         1,200,000 shares, issued and outstanding 805,000 shares,
        liquidation value $80,500                                         83,710          80,696
     Common stock, $1 par value; authorized 35,000,000;
        issued 9,822,204 shares                                            9,822           9,822
     Additional paid-in capital                                           50,247          46,701
     Accumulated other comprehensive loss                                 (2,518)         (3,046)
     Accumulated deficit                                                 (13,617)        (11,773)
     Treasury stock, at cost, 1,460,027 shares                           (20,228)        (20,228)
                                                                       ---------       ---------

        Total stockholders' equity                                       107,416         102,172
                                                                       ---------       ---------

        Total liabilities and stockholders' equity                     $ 282,009       $ 275,977
                                                                       =========       =========

See Notes to Condensed Consolidated Financial Statements.

                              KATY INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 2003 AND 2002
             (Thousands of Dollars, Except Share and Per Share Data)
                                   (Unaudited)

                                                                                         2003            2002
                                                                                         ----            ----
Net sales                                                                            $ 95,840       $ 101,525
Cost of goods sold                                                                     79,072          84,052
                                                                                     --------       ---------
   Gross profit                                                                        16,768          17,473
Selling, general and administrative expenses                                          (15,747)        (15,697)
Severance, restructuring and related charges                                             (228)         (2,296)
Loss on SESCO transaction                                                                  --          (6,010)
                                                                                     --------       ---------
   Operating income (loss)                                                                793          (6,530)
Equity in (loss) income of unconsolidated affiliate                                      (367)            307
Gain on sale of equipment                                                                 753              --
Interest, net                                                                          (2,392)         (1,454)
Other, net                                                                                (39)            (80)
                                                                                     --------       ---------

Loss before income taxes                                                               (1,252)         (7,757)

Provision for income taxes                                                               (543)             --
                                                                                     --------       ---------

Loss from continuing operations before distributions on preferred
       interest of subsidiary                                                          (1,795)         (7,757)

Distributions on preferred interest of subsidiary (net of tax)                           (123)           (328)
                                                                                     --------       ---------

Loss from continuing operations                                                        (1,918)         (8,085)

Income from operations of discontinued businesses (net of tax)                             74             495
                                                                                     --------       ---------

Net loss                                                                               (1,844)         (7,590)

Gain on early redemption of preferred interest of subsidiary                            6,560              --
Payment in kind of dividends on convertible preferred stock                            (3,014)         (2,622)
                                                                                     --------       ---------

Net income (loss) attributable to common stockholders                                $  1,702       $ (10,212)
                                                                                     ========       =========

Income (loss) per share of common stock - Basic and diluted
   Income (loss) from continuing operations attributable to common stockholders      $   0.19       $   (1.28)
   Discontinued operations                                                               0.01            0.06
                                                                                     --------       ---------
   Net income (loss) attributable to common stockholders                             $   0.20       $   (1.22)
                                                                                     ========       =========

Weighted average common shares outstanding (thousands):
       Basic and diluted                                                                8,362           8,393
                                                                                     ========       =========

See Notes to Condensed Consolidated Financial Statements.

                              KATY INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                             (Thousands of Dollars)
                                   (Unaudited)

                                                                                    2003          2002
                                                                                    ----          ----
Cash flows from operating activities:
     Net loss                                                                  $ (1,844)      $(7,590)
     Income from operations of discontinued businesses                              (74)         (495)
                                                                               --------       -------
        Loss from continuing operations                                          (1,918)       (8,085)
     Depreciation and amortization                                                5,445         5,124
     Write-off and amortization of debt issuance costs                            1,397           391
     Gain on sale of assets                                                        (753)           --
     Loss on SESCO transaction                                                       --         6,010
     Other                                                                            8          (424)
     Changes in operating assets and liabilities:
        Accounts receivable                                                      (1,589)        1,667
        Inventories                                                              (8,903)       (4,502)
        Accounts payable                                                         (3,583)        6,767
        Accrued expenses                                                         (3,349)       (2,451)
                                                                               --------       -------
     Net cash (used in) provided by continuing operations                       (13,245)        4,497
     Net cash (used in) provided by discontinued operations                        (311)        1,715
                                                                               --------       -------
     Net cash (used in) provided by operating activities                        (13,556)        6,212
                                                                               --------       -------

Cash flows from investing activities:
     Capital expenditures of continuing operations                               (1,295)       (3,702)
     Capital expenditures of discontinued operations                                (20)          (94)
     Collections of notes receivable from sales of subsidiaries                      --           412
     Proceeds from sale of assets                                                 1,900            --
                                                                               --------       -------
     Net cash provided by (used in) investing activities                            585        (3,384)
                                                                               --------       -------

Cash flows from financing activities:
     Net borrowings (repayments) on revolving loans, prior to refinancing         7,965        (6,000)
     Repayment of borrowings under revolving loans at refinancing               (52,716)           --
     Proceeds on initial borrowings at refinancing -- term loans                 20,000            --
     Proceeds on initial borrowings at refinancing -- revolving loans            43,743            --
     Net borrowings on revolving loans following refinancing                      6,659            --
     Direct costs associated with debt facilities                                  (886)           --
     Redemption of preferred interest of subsidiary                              (9,840)           --
     Repayment of real estate and chattel mortgages                                (700)          (17)
                                                                               --------       -------
     Net cash provided by (used) in financing activities                         14,225        (6,017)
                                                                               --------       -------

Effect of exchange rate changes on cash and cash equivalents                         --           181
                                                                               --------       -------
Net increase (decrease) in cash and cash equivalents                              1,254        (3,008)
Cash and cash equivalents, beginning of period                                    4,842         7,836
                                                                               --------       -------
Cash and cash equivalents, end of period                                       $  6,096       $ 4,828
                                                                               ========       =======



See Notes to Condensed Consolidated Financial Statements.

                              KATY INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003

(1)  Significant Accounting Policies

Consolidation Policy

      The condensed consolidated financial statements include the accounts of Katy Industries, Inc. and subsidiaries in which it has a greater than 50% interest, collectively "Katy" or "the Company". All significant intercompany accounts, profits and transactions have been eliminated in consolidation. Investments in affiliates that are not majority owned and where the Company exercises significant influence are reported using the equity method. The condensed consolidated financial statements at March 31, 2003 and December 31, 2002 and for the three month periods ended March 31, 2003 and March 31, 2002 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial condition and results of operations of the Company. Interim results may not be indicative of results to be realized for the entire year. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in our Annual Report on Form 10-K for the year ended December 31, 2002.

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

Inventories

      The components of inventories are as follows:

                                                      March 31,    December 31,
                                                        2003           2002
                                                        ----           ----
                                                       (Thousands of dollars)
                                                       ----------------------

         Raw materials                                $ 21,974       $ 19,472
         Work in process                                 1,393          1,539
         Finished goods                                 49,457         42,736
         Inventory reserves                             (5,954)        (5,780)
                                                      --------       --------
                                                      $ 66,870       $ 57,967
                                                      ========       ========

      At March 31, 2003 and December 31, 2002, approximately 35% of our inventories (excluding discontinued operations) were accounted for using the last-in, first-out ("LIFO") method of costing, while the remaining inventories were accounted for using the first-in, first-out ("FIFO") method. Current cost, as determined using the FIFO method, exceeded LIFO cost by $1.7 million and $1.3 million at March 31, 2003 and December 31, 2002, respectively.

Property, Plant and Equipment

      As of January 1, 2003, the Company revised its estimate of the useful life of certain manufacturing assets, specifically molds and tooling equipment used in the manufacture of plastic products, from seven to five years. This change in estimate was made following significant impairments to these types of assets recorded during 2002. This change in estimate resulted in approximately $1.4 million of incremental depreciation during the three month period ended March 31, 2003, versus the amount that would have been recorded had the useful life not been changed.

Stock Options and Other Stock Awards

      The Company follows the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, regarding accounting for stock options and other stock awards. APB Opinion No. 25 dictates a measurement date concept in the determination of compensation expense related to stock awards including stock options, restricted stock, and stock appreciation rights. Katy's outstanding stock options all have established measurement dates and therefore, fixed plan accounting is applied, generally resulting in no compensation expense for stock option awards. However, the Company has issued stock appreciation rights and restricted stock awards and compensation expense has been recorded for these awards in accordance with the applicable accounting literature. No compensation expense was recorded related to stock awards during the first quarter of 2003, and a nominal level of compensation expense related to stock awards was recorded during the was recorded during the first quarter of 2002. Compensation expense for stock awards is recorded in selling, general and administrative expenses in the Condensed Consolidated Statement of Operations.

      The Company applies APB Opinion No. 25 and related interpretations in accounting for stock options. Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation was issued and, if fully adopted by the Company, would change the method for recognition of expense related to option grants to employees. Under SFAS No. 123, compensation cost would be recorded based upon the fair value of each option at the date of grant using an option-pricing model that takes into account as of the grant date the exercise price and expected life of the option, the current price of the underlying stock and its expected volatility, expected dividends on the stock and the risk-free interest rate for the expected term of the option. Had compensation cost been determined based on the fair value method of SFAS No. 123, the Company's net income (loss) and earnings (loss) per share would have been reduced to the pro forma amounts indicated below (thousands of dollars except per share data). No stock options were granted in either the first quarter 2003 or 2002.

      The fair value of each option grant is estimated on the date of grant using a Black-Scholes option-pricing model with the expected lives of five to ten years for all grants.

                                                                            Three months ended March 31,
                                                                                2003             2002
                                                                                ----             ----
      Net income (loss) attributed to common stockholders, as reported      $     1,702       $  (10,212)
      Deduct: Total stock-based employee
          compensation expense determined under fair
          value based method for all awards, net of
          related tax effects                                                       (30)             (30)
                                                                            -----------       ----------

      Pro forma net income (loss)                                           $     1,672       $  (10,242)
                                                                            ===========       ==========

      Earnings (loss) per share
          Basic and diluted - as reported                                   $      0.20       $    (1.22)
          Basic and diluted - pro forma                                     $      0.20       $    (1.22)

(2)  New Accounting Pronouncements

      In April 2002, the Financial Accounting Standards Board (FASB) released SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 rescinds and makes technical corrections regarding various topics, including early extinguishments of debt and sale-leaseback transactions. The statement is effective for fiscal years beginning after May 15, 2002. The Company adopted SFAS No. 145 on January 1, 2003. SFAS No. 145 requires that certain costs and losses associated with early extinguishments of debt be reported as interest expense as a component of income from continuing operations, whereas the prior accounting guidance provided for classification of these costs and losses as extraordinary items, reported separately on a tax-effected basis after income from continuing operations. The adoption of SFAS No. 145 will require that the Company reclassify a $1.2 million after-tax ($1.8 million pre-tax) write-off of previously capitalized debt costs that occurred during 2001 from its previous classification as an extraordinary item to interest expense as a component of income from continuing operations during 2001. Future write-offs of capitalized debt costs would be classified as interest expense in a similar manner. As a result of the refinancing of our borrowing facility in February 2003, the Company wrote off approximately $1.2 million of debt costs, pre-tax, during the first quarter of 2003. These costs have been reported as interest expense as a component of income from continuing operations.

      In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. Previous accounting guidance was provided by Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring). SFAS No. 146 replaces EITF Issue No. 94-3. The new standard is effective for exit or restructuring activities initiated after December 31, 2002. The Company is considering a number of restructuring and exit activities at the current time, including plant closings and consolidation of facilities. Since these activities will be initiated after December 31, 2002, this statement could have a significant impact on the timing of the recognition of these costs in our statements of operations, tending to spread the costs out as opposed to recognition of a large portion of the costs at the time the Company commits to and communicates such restructuring and exit plans. Our operating plans call for additional restructuring and facility consolidation activity during 2003 and 2004, concerned mainly with the further consolidation of St. Louis, Missouri plastics manufacturing facilities, and restructuring and consolidation of certain abrasives manufacturing facilities. The Company has adopted the provisions of SFAS No. 146 for all restructuring activities initiated after December 31, 2002. Management has not quantified the impact of SFAS No. 146 given that its consolidation plans have not been finalized.

      In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. This standard provides alternative methods of transition for a voluntary change to the fair value based methods of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation, to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure provisions of the new standard were adopted by the Company at December 31, 2002. Katy will continue to comply with the provisions under APB Opinion No. 25, Accounting for Stock Issued to Employees, for accounting for stock-based employee compensation. The disclosure provisions of SFAS No. 148 were adopted in 2002.

      In January 2003, the FASB released Interpretation (FIN) No. 46, Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51. FIN No. 46 clarifies issues regarding the consolidation of entities which may have features that make it unclear whether consolidation or equity method accounting is appropriate. FIN No. 46 is generally effective in 2003. Katy is evaluating FIN No. 46 to determine any potential impact on its financial reporting.

      In April 2003, the FASB released SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. Katy does not expect SFAS No. 149 to impact its results of operations or financial position.

(3) Goodwill and Intangible Assets

      During 2002, Katy completed the transition to SFAS No. 142, Goodwill and Other Intangible Assets, with regard to accounting and reporting of goodwill and other intangible assets.

      Following is detailed information regarding Katy's intangible assets (in thousands):

                                          March 31,       December 31,
                                            2003              2002
                                          ---------       ------------
      Trade Names                         $  8,916          $  8,916
      Customer lists                        21,447            21,447
      Patents                                4,447             4,283
      Non-compete agreements                 1,000             1,000
                                          --------          --------
           Subtotal                         35,810            35,646
      Accumulated amortization             (10,781)          (10,155)
                                          --------          --------
           Intangible assets, net         $ 25,029          $ 25,491
                                          ========          ========

      Katy recorded the following amounts of amortization expense on intangible assets: $0.6 million and $0.5 million in the three-month periods ending March 31, 2003 and 2002, respectively.

      Estimated aggregate amortization expense related to intangible assets is (in thousands):

                    2003      $1,920
                    2004       1,696
                    2005       1,696
                    2006       1,696
                    2007       1,696

(4) Discontinued Operations

      Two of Katy's operations have been classified as discontinued operations as of March 31, 2003, and for all periods shown, in accordance with SFAS No. 144, Accounting for the Impairments or Disposal of Long Lived Assets. The Company adopted SFAS No. 144 on January 1, 2002.

      Hamilton Precision Metals, L.P. (Hamilton) was sold on October 31, 2002, with Katy collecting gross proceeds of $13.9 million. These proceeds were used primarily to pay off the remaining balance of the Company's then outstanding term debt. The Company may receive additional payments in the future dependent upon the occurrence of certain events associated with Hamilton's financial performance. These contingent amounts have not been recorded as receivables on the Condensed

Consolidated Balance Sheets. A gain on the sale of Hamilton of $3.3 million was recognized as a result of the sale.

      GC/Waldom was held for sale at December 31, 2002 and was sold on April 2, 2003. See Note 13 for additional information on the sale of GC/Waldom.

      Both Hamilton and GC/Waldom had been presented as part of the Electrical Products group for segment reporting purposes. Management and the board of Katy determined that these businesses were not core to the Company's long-range strategic goals.

      The historical operating results have been segregated as "Discontinued operations" on the Condensed Consolidated Statements of Operations and the related assets and liabilities have been separately identified on the Condensed Consolidated Balance Sheets. Following is a summary of the major asset and liability categories for the discontinued operations (in thousands):

                                             March 31,       December 31,
                                               2003              2002
                                             ---------       ------------

Current assets
     Trade accounts receivable, net          $   3,579        $   1,738
     Inventories, net                            2,636            4,164
     Other                                         172               68
                                             ---------        ---------
                                             $   6,387        $   5,970
                                             =========        =========
Non-current assets
     Net properties and equipment            $   2,971        $   3,100
                                             ---------        ---------
                                             $   2,971        $   3,100
                                             =========        =========
Current liabilities
     Accounts payable                        $   1,555        $   1,415
     Other                                         773            1,029
                                             ---------        ---------
                                             $   2,328        $   2,444
                                             =========        =========

      Selected financial data for the discontinued operations is summarized as follows (in thousands):

                                                   Three Months Ended March 31,
                                                    2003                  2002
                                                  --------              --------

Net sales                                         $  6,032              $  8,745
                                                  ========              ========
Pre-tax  profit                                   $     74              $    495
                                                  ========              ========

      Katy anticipates that the implementation of SFAS No. 144 could have a future impact on its financial reporting as 1) Katy is considering divestitures of certain businesses and exiting of certain facilities and operational activities, 2) the statement broadens the presentation of discontinued operations, and 3) the Company anticipates that impairments of long-lived assets may be necessitated as a result of the above contemplated actions. If certain divestitures occur, they may qualify as discontinued operations under SFAS No. 144, whereas they would have not met the requirements of discontinued operations treatment under the prior application provisions of APB Opinion 30. However, the Company does not feel that it is probable that these divestitures will occur within one year, and concedes that significant changes to plans or intentions may occur. Therefore, these operations have not been classified as discontinued operations.

(5) Sale of Assets

      During February 2003, Kay's Woods Industries, Inc. (Woods) subsidiary sold its wire fabrication facility in Moorseville, Indiana. The assets sold consisted of land, building and equipment. The sale of the Moorseville facility followed the shut down by Woods in December 2002 of all manufacturing facilities in the U.S. Gross proceeds from the sale were $1.9 million. Proceeds were used to pay off a $0.7 million mortgage debt payable related specifically to the Moorseville property, with the remainder reducing Katy's outstanding debt obligations. Katy recognized a gain on the sale of $0.8 million, which is shown on the Condensed Consolidated Statements of Operations as a component of non-operating income.

(6) SESCO Partnership

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

      The Company made a payment of $0.8 million in July 2002 on the $6.6 million note. The table below schedules the remaining payments which are reflected in accrued expenses and other liabilities in the Condensed Consolidated Balance Sheet (in thousands):

                         2003             $ 1,000
                         2004               1,000
                         2005               1,050
                         2006               1,100
                         2007               1,100
                         2008                 550
                                          -------
                                          $ 5,800
                                          =======

      The Company recognized in the first quarter of 2002 a charge of $6.0 million, consisting of 1) the discounted value of the $6.6 million note, 2) the carrying value of certain assets contributed to the partnership, consisting primarily of machinery spare parts, and 3) costs to close the transaction. It should be noted that all of SESCO's long-lived assets were reduced to a zero value at March 31, 2002, so no additional impairment was required. On a going forward basis, Katy would expect little if any income statement activity as a result of its involvement in the partnership, and Katy's consolidated balance sheet will carry the liability mentioned above.

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

      Based on an opinion from outside legal counsel, SESCO has a legally enforceable right to offset amounts it owes to the Authority under the loan agreement against amounts that are owed from the Authority under the service agreement. At March 31, 2003, this amount was $35.8 million. Accordingly, the amounts owed to and due from SESCO have been netted for financial reporting purposes and are not shown on the Condensed Consolidated Balance Sheet.

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

      Following are scheduled principal repayments on the loan agreement (and the Industrial Revenue Bonds) (in thousands):

                         2003       $ 5,385
                         2004         6,765
                         2005         8,370
                         2006        15,300
                                    -------
                        Total       $35,820
                                    =======

(7) Indebtedness

      On February 3, 2003, the Company refinanced its indebtedness and entered into a new credit facility agented by Fleet Capital Corporation (the Fleet Credit Agreement). The new $110 million facility, which is comprised of a $20 million term loan (Term Loan) and $90 million of revolving credit (Revolving Credit Facility), involves a syndicate of banks, all of whom had participated in the credit facility that was refinanced (the Deutsche Bank Credit Agreement). The Fleet Credit Agreement is an asset-based lending agreement, and is generally on similar terms to those found in the Deutsche Bank Credit Agreement

      Below is a summary of the sources and uses associated with the funding of the Fleet Credit Agreement (in thousands):

Sources:
Term borrowings under the Fleet Credit Agreement                                       $20,000
Revolving borrowings under the Fleet Credit Agreement                                   43,743
                                                                                       -------
                                                                                       $63,743
                                                                                       =======
Uses:
Payment of principal and interest under the Deutsche Bank Credit Agreement             $52,894
Purchase of the remaining preferred interest of subsidiary at a discount                 9,840
Payment of accrued distribtutions on one-half of preferred interest of subsidiary          123
Certain costs associated with the Fleet Credit Agreement                                   886
                                                                                       -------
                                                                                       $63,743
                                                                                       =======

      Under the Fleet Credit Agreement, the Term Loan has a final maturity date of February 3, 2008 and quarterly repayments of $0.7 million, the first of which was made on April 1, 2003. A final payment of $5.7 million will be made in 2008. The Term Loan is collateralized by the Company's property, plant and equipment. The Revolving Credit Facility also has an expiration date of February 3, 2008. The borrowing base of the Revolving Credit Facility is determined by eligible inventory and accounts receivable. Unused borrowing availability on the Revolving Credit Facility was $22.2 million at March 28, 2003. All extensions of credit under the Fleet Credit Agreement are collateralized by a first priority perfected security interest in and lien upon the capital stock of each material domestic subsidiary (65% of the capital stock of each material foreign subsidiary), and all present and future assets and properties of Katy. Customary financial covenants and restrictions apply under the Fleet Credit Agreement, with which the Company was in compliance at March 31, 2003. Until June 30, 2003, interest accrues on Revolving Credit Facility borrowings at 225 basis points over applicable LIBOR rates and at 250 basis points over LIBOR for Term Loan borrowings. Following June 30, 2003, margins are determined on a pricing matrix which factors operating performance into the pricing grid. Margins drop an additional 25 basis points in the most favorable pricing grid from the pre-June 30, 2003 levels for both revolving and term loans. Interest accrues at higher margins on prime rates for swing loans.

      As a result of the refinancing, Katy's borrowing capacity was reduced from $140 million under the Deutsche Bank Credit Agreement to $110 million under the Fleet Credit Agreement, a reduction of 21%. Therefore, a proportionate share of previously capitalized debt costs, amounting to approximately $1.2 million, were written off to interest expense during the first quarter of 2003.

                                                                               March 31,       December 31,
                                                                                 2003              2002
                                                                              -----------      ------------
                                                                                  (Thousands of Dollars)
Term loan payable under Fleet Credit Agreement, interest based on
       LIBOR and Prime Rates (3.38% - 5.25%), due through 2008                $    20,000       $        --
Revolving loans payable under Fleet Credit Agreement, interest based on
        LIBOR and Prime Rates (3.63 - 5.00%)                                       50,402                --
Revolving loans payable under Deutsche Bank Credit Agreement,
        interest based on Eurodollar and Prime Rates (3.75 - 5.50%)                    --            44,751
Real estate and chattel mortgages, with interest at fixed rates (7.14%),
       due through 2003                                                                --               700
                                                                              -----------       -----------
Total debt                                                                         70,402            45,451
Less revolving loans, classified as current                                       (50,402)          (44,751)
Less current maturities                                                            (2,857)             (700)
                                                                              -----------       -----------
Long-term debt                                                                $    17,143       $        --
                                                                              ===========       ===========

      Aggregate remaining scheduled maturities of the Term Loans are as follows (in thousands):

           2003       $ 2,143
           2004         2,857
           2005         2,857
           2006         2,857
           2007         2,857
           2008         6,429

(8) Preferred Interest in Subsidiary

      Coincident with the refinancing of Katy's debt obligations discussed in
Note 6, the Company redeemed early, at a discount, the remaining half of the preferred interest in Contico, plus accrued distributions thereon, which had a stated value of $16.4 million. Katy utilized approximately $10.0 million of the proceeds from the Fleet Credit Agreement for this purpose, with $9.8 million applied toward the preferred interest and the remainder applied to accrued distributions through the date of redemption. The difference between the amount paid on redemption and the stated value of preferred interest redeemed ($6.6 million, pre-tax) was recognized as an increase to Additional Paid-in Capital on the Condensed Consolidated Balance Sheets, and is an addition to earnings available to common shareholders in the calculation of basic earnings per share during 2003.

(9) Income Taxes

      As of December 31, 2002, the Company had deferred tax assets, net of deferred tax liabilities, of $42.8 million. Domestic net operating loss (NOL) carry forwards comprised $22.8 million of the deferred tax assets. Katy's history of operating losses provides significant negative evidence with respect to the Company's ability to generate future taxable income, a requirement in order to recognize deferred tax assets on the Condensed Consolidated Balance Sheets. For this reason, the Company was unable at December 31, 2002 and March 31, 2003 to conclude that NOLs and other deferred tax assets would be utilized in the future. As a result, valuation allowances were recorded as of December 31, 2002 and March 31, 2003 for the full amount of deferred tax assets, less the amount of deferred tax liabilities.

      The provision for income taxes reflected on the Condensed Consolidated Statements of Operations for the three months ended March 31, 2003 represents current tax expense associated with state and foreign taxes.

(10) Commitments and Contingencies

      As set forth more fully in the Company's Form 10-K, the Company and certain of its current and former direct and indirect corporate predecessors, subsidiaries and divisions are involved in remedial activities at certain present and former locations and have been identified by the United States Environmental Protection Agency (EPA), state environmental agencies and private parties as potentially responsible parties
(PRPs) at a number of hazardous waste disposal sites under the Comprehensive Environmental Response, Compensation and Liability Act (Superfund) or equivalent state laws and, as such, may be liable for the cost of cleanup and other remedial activities at these sites. Responsibility for cleanup and other remedial activities at a Superfund site is typically shared among PRPs based on an allocation formula. Under the federal Superfund statute, parties could be held jointly and severally liable, thus subjecting them to potential individual liability for the entire cost of cleanup at the site. Based on its estimate of allocation of liability among PRPs, the probability that other PRPs, many of whom are large, solvent, public companies, will fully pay the costs apportioned to them, currently available information concerning the scope of contamination, estimated remediation costs, estimated legal fees and other factors, the Company has recorded and accrued for indicated environmental liabilities amounts that it deems reasonable and believes that any liability with respect to these matters in excess of the accruals will not be material. The ultimate costs will depend on a number of factors and the amount currently accrued represents management's best current estimate of the total costs to be incurred. The Company expects this amount to be substantially paid over the next one to four years.

      The most significant environmental matter in which the Company is currently involved relates to the W.J. Smith site. In 1993, the EPA initiated a Unilateral Administrative Order Proceeding under Section 7003 of the Resource Conservation and Recovery Act (RCRA) against W.J. Smith and Katy. The proceeding requires certain actions at the W.J. Smith site and certain off-site areas, as well as development and implementation of additional cleanup activities to mitigate off-site releases. In December 1995, W.J. Smith, Katy and the EPA agreed to resolve the proceeding through an Administrative Order on Consent under Section 7003 of RCRA. Pursuant to the Order, W.J. Smith is currently implementing a cleanup to mitigate off-site releases.

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

(11) Industry Segment Information

      The Company is a manufacturer and distributor of a variety of industrial and consumer products, including sanitary maintenance supplies, coated abrasives, stains, and electrical components. Principal markets are the United States, Canada and Europe, and include the sanitary maintenance, restaurant supply, retail, electronic and automotive markets. These activities are grouped into two industry segments: Electrical Products and Maintenance Products.

      The following table sets forth information by segment:

                                                                                          Three months ended March 31,
                                                                                             2003             2002
                                                                                             ----             ----
                                                                                              (Thousands of dollars)
Maintenance Products Group
        Net external sales                                                                 $  74,213        $  76,566
        Operating income                                                                       2,728            3,363
        Operating margin                                                                         3.7%             4.4%
        Severance, restructuring and related charges                                             209              728
        Depreciation and amortization                                                          5,125            4,775
        Capital expenditures                                                                   1,242            3,597
        Total assets                                                                         207,371          238,341

Electrical Products Group
        Net external sales                                                                 $  21,627        $  24,068
        Operating income (loss)                                                                  644             (915)
        Operating margin (deficit)                                                               3.0%           -3.8%
        Severance, restructuring and related charges                                              14            1,313
        Depreciation and amortization                                                            298              285
        Capital expenditures                                                                      45               29
        Total assets                                                                          46,335           41,835

Total
        Net external sales                                 - Operating segments            $  95,840        $ 100,634
                                                           - Other [a]                            --              891
                                                                                           ---------        ---------
                                                             Total                         $  95,840        $ 101,525
                                                                                           =========        =========

        Operating income (loss)                            - Operating segments            $   3,372        $   2,448
                                                           - Other [a]                            --           (6,759)
                                                           - unallocated corporate            (2,579)          (2,219)
                                                                                           ---------        ---------
                                                             Total                         $     793        $  (6,530)
                                                                                           =========        =========

        Severance, restructuring and related charges       - Operating segments            $     223        $   2,041
                                                           - Unallocated corporate                 5              255
                                                                                           ---------        ---------
                                                             Total                         $     228        $   2,296
                                                                                           =========        =========

        Depreciation and amortization                      - Operating segments            $   5,423        $   5,060
                                                           - Unallocated corporate                22               64
                                                                                           ---------        ---------
                                                             Total                         $   5,445        $   5,124
                                                                                           =========        =========

        Capital expenditures                               - Operating segments            $   1,287        $   3,626
                                                           - Other [a]                            --               --
                                                           - Unallocated corporate                 8               76
                                                           - Discontinued operations              --               94
                                                                                           ---------        ---------
                                                             Total                         $   1,295        $   3,796
                                                                                           =========        =========

        Total assets                                       - Operating segments            $ 253,706        $ 280,176
                                                           - Other [a]                         6,946            8,173
                                                           - Unallocated corporate            11,999           26,207
                                                           - Discontinued operations           9,358           28,935
                                                                                           ---------        ---------
                                                             Total                         $ 282,009        $ 343,491
                                                                                           =========        =========

[a] Amounts shown as "Other" represent items associated with Katy's waste-to-energy facility and the equity investments in the shrimp harvesting and farming operation.

(12) Severance, Restructuring and Other Charges

      During the first quarter of 2003, the Company recorded $0.2 million for severance, restructuring and other charges. These costs related to equipment moves, adjustments to non-cancelable lease liabilities for abandoned facilities, severance, and other costs associated with consolidation of facilities and administrative functions.

      During the fourth quarter of 2002, the Company recorded $2.4 million of severance and other exit costs associated with the shut down of the Woods manufacturing facilities in Indiana. Manufacturing operations were ceased in order to implement a more cost-effective procurement of finished goods inventory through sourcing with third party suppliers. As a result of this shut down, 361 employees were terminated. Woods incurred $1.5 million in severance, pension, and other employee-related costs associated with the employee terminations. Woods also incurred a charge for the creation of a liability for non-cancelable lease costs at abandoned production facilities of $0.8 million. An additional $0.1 million of other exit costs were incurred related to facility repairs and other minor expenses. Woods also incurred $0.9 million of inventory write-offs related to raw and packaging materials that will not be utilized efficiently with the change-over to a fully sourced inventory strategy. Contico incurred restructuring costs of $0.6 million in the fourth quarter of 2002 associated with costs of revaluing their non-cancelable lease liability at the Warson Road and Earth City facilities, and $0.3 million of costs in moving inventory and equipment from the Warson Road facility to the Bridgeton facility, as discussed below. Each of these facilities is in the St. Louis, Missouri area.

      During the third quarter of 2002, the Company recorded $9.5 million of severance, restructuring and other charges. During the third quarter, the Company committed to a plan to abandon Contico's Earth City facility and to consolidate its operations into the Bridgeton facility. As a result, a $7.1 million charge was recorded to accrue a liability for non-cancelable lease payments associated with the Earth City facility. Also during the third quarter, the Contico business recorded a $1.4 million charge related to rent and other facility costs associated with its Warson Road facility, whose operations are also being consolidated into the Bridgeton facility. A charge of $1.8 million was recorded in the second quarter of 2002 for the Warson Road facility, and the additional amount of $1.4 million was recorded after consideration of the market for sub-leasing and to accrue costs to refurbish the facility. The Contico business recorded related charges of $0.2 million incurred in moving inventory and equipment from the Warson Road facility to the Bridgeton facility, and $0.2 million in severance costs. The Corporate group recorded a $0.1 million charge for non-cancelable lease payments related to the former corporate headquarters. Also in the third quarter of 2002, a charge of $0.5 million was recorded for payments for consultants working with the Company on sourcing and other manufacturing and production efficiency initiatives.

      During the second quarter of 2002, the Company recorded $3.8 million of severance, restructuring, and other charges. Approximately $1.6 million of the charges related to accruals for payments for consultants working with the Company on sourcing and other manufacturing and production efficiency initiatives. Additionally, net non-cancelable rental payments of $1.8 million associated with the shut down of Contico's Warson Road facility were accrued at June 30, 2002, as well as involuntary termination benefits of $0.1 million. The Warson Road facility shutdown involved a reduction in workforce of nineteen employees. The remaining $0.3 million (for involuntary termination benefits) related to SESCO and for various integration costs in the consolidation of administrative functions into St. Louis, Missouri, from various operating divisions in the Maintenance Products group.

      During the first quarter of 2002, the Company recorded $2.3 million of severance, restructuring and other charges. Approximately $1.9 million of the charges related to accruals for payments for consultants working with the Company on sourcing and other manufacturing and production efficiency initiatives. Approximately $0.3 million related to involuntary termination benefits for two management employees whose positions were eliminated, and $0.1 million were costs associated with the consolidation of administrative and operational functions.

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

      The table below details activity in restructuring reserves since December 31, 2002 (in thousands).

            Restructuring liabilities at December 31, 2002      $ 14,499
                Additions to restructuring liabilities               228
                Payments on restructuring liabilities             (2,713)
                                                                --------
            Restructuring liabilities at March 31, 2003         $ 12,014
                                                                ========

      The table below summarizes the remaining obligations for severance and restructuring charges detailed above which are included in accrued compensation, accrued expenses and other liabilities in the Condensed Consolidated Balance Sheets (in thousands):

                      2003             $  4,974
                      2004                1,592
                      2005                1,601
                      2006                1,368
                      2007                1,300
                   Thereafter             1,179
                                       --------
                 Total Payments        $ 12,014
                                       ========

(13) Subsequent Events

      During April 2003, the Company completed the sale of GC/Waldom, a Katy business that was formerly part of the Electrical Products group, for gross proceeds of $8.3 million. Katy will record the gain/loss on the sale of GC/Waldom during the second quarter of 2003, and does not anticipate a significant gain/loss as a result of the sale. GC/Waldom is shown as a discontinued operation for all periods presented in the financial statements.

      During April 2003, Katy acquired Spraychem, Limited (Spraychem), a United Kingdom distributor of spray bottles and related products. The purchase price of Spraychem was the equivalent of $1.5 million U.S. dollars. Available borrowings under the Fleet Credit Agreement were used for the purchase of the business. Spraychem's annual revenues were approximately the equivalent of $2.6 million U.S. dollars.

                 Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three Months Ended March 31, 2003 versus Three Months Ended March 31, 2002

      The table below and the narrative that follows summarize the key factors in the year-to-year changes in operating results.

                                                                                             Percentage
                                                                  2003            2002        Variance
                                                                  ----            ----        --------
                                                               (Thousands of dollars)
Maintenance Products Group
        Net external sales                                    $ 74,213       $  76,566          -3.1%
        Operating income                                         2,728           3,363         -18.9%
        Operating margin                                           3.7%            4.4%          N/A
        Severance, restructuring and related charges               209             728         -71.3%
        Depreciation and amortization                            5,125           4,775           7.3%
        Capital expenditures                                     1,242           3,597         -65.5%
        Total assets                                           207,371         238,341         -13.0%

Electrical Products Group
        Net external sales                                    $ 21,627       $  24,068         -10.1%
        Operating income (loss)                                    644            (915)        170.4%
        Operating margin (deficit)                                 3.0%          -3.8%           N/A
        Severance, restructuring and related charges                14           1,313         -98.9%
        Depreciation and amortization                              298             285           4.6%
        Capital expenditures                                        45              29          55.2%
        Total assets                                            46,335          41,835          10.8%

Total Company [a]
        Net external sales [b]                                $ 95,840       $ 101,525          -5.6%
        Operating income (loss) [b]                                793          (6,530)        112.1%
        Operating margin (deficit) [b]                             0.8%          -6.4%           N/A
        Severance, restructuring and related charges [b]           228           2,296         -90.1%
        Depreciation and amortization [b]                        5,445           5,124           6.3%
        Capital expenditures [b]                                 1,295           3,796         -65.9%
        Total assets [c]                                       282,009         343,491         -17.9%

[a] Included in "Total Company" are certain amounts in addition to those shown for the Maintenance Products and Electrical Products segments, including amounts associated with 1) unallocated corporate expenses, 2) our equity investment in a shrimp harvesting and farming operation, and 3) the SESCO partnership. See Note 11 to the Condensed Consolidated Financial Statements for detailed reconciliations of segment information to the Condensed Consolidated Financial Statements.

[b] Excludes discontinued operations

[c] Includes discontinued operations

      Sales in the Maintenance Products group decreased from $76.6 million to $74.2 million, a decrease of $2.4 million or 3.1%. The most significant sales shortfalls as compared to prior year were realized in Contico's janitorial/sanitation business. We believe that this business continues to be impacted by the slow economy and reduced demand for cleaning products, due to commercial real estate vacancy rates and reduced demand in the travel and hospitality industries. Sales were also lower at the Loren Products division, particularly with regard to their roofing products. General economic conditions and their impact on construction activity are impacting the sales levels for this business. These sales reductions were offset by higher sales in the Glit/Microtron janitorial/sanitation abrasives business, which experienced higher sales levels to retail outlets.

      The group's operating income decreased from $3.4 million to $2.7 million, a decrease of 18.9%. Operating income was impacted in both years by severance, restructuring and related charges. Excluding these items, operating income decreased by $1.2 million, or 28%. The group's profitability was negatively impacted by higher prices for plastic resins, a key raw material in Contico's plastics manufacturing operation. Also contributing to the decrease in operating income is higher depreciation expense at the Contico division, the result of a change in estimates on the useful lives of certain equipment, beginning on January 1, 2003. The incremental depreciation recorded in the three months ended March 31, 2003 is approximately $1.4 million, compared to the amount that would have been booked had the useful life estimates not been revised. Profitability was improved at Glit/Microtron, mainly as a result of higher sales, and at the Wilen mop, broom and brush division, due primarily to cost reduction efforts. Profitability was lower at the Loren division, due mainly to lower sales volume.

      The group recorded severance, restructuring and related charges of $0.2 million during the first quarter of 2003 and $0.7 million during the first quarter of 2002. The 2003 costs were related primarily to equipment moves, adjustments to non-cancelable lease liabilities for abandoned facilities, severance, and other costs associated with consolidation of facilities and administrative functions. The 2002 costs were associated with severance related to headcount reduction at the executive management level ($0.3 million), consulting fees related to a resourcing project ($0.3 million), and other costs associated with the consolidation of administrative functions ($0.1 million).

      Total assets in the Maintenance Products group decreased from $238.3 million at March 31, 2002 to $207.4 million at March 31, 2003 due to 1) higher levels of depreciation than capital expenditures from March 31, 2002 through March 31, 2003, and 2) impairments of certain property, plant and equipment and intangible assets recorded in 2002.

      Sales in the Electrical Products group decreased from $24.1 million to $21.6 million, a decrease of 10%. The decrease was primarily attributable to lower sales at the Woods U.S. business, partially off set by a small increase at the Woods Canada business. The largest portion of the sales shortfall relates to Woods U.S.' largest retail customer, to whom sales were planned to be lower in the first quarter of 2003 because of unusually high sales levels in the first quarter of 2002. The high sales levels in 2002 were in part due to the customer's inventory management practices driven by sales trends from as early as late 2001. 2003 sales are also lower due to slower retail sales due as a result of general economic conditions.

      The group's operating income improved from a loss of ($0.9) million to income of $0.6 million, an improvement of $1.5 million. Operating income was impacted in the first quarter of 2002 by severance, restructuring and related charges. Excluding these items, operating income increased by $0.3 million, or 65%. Operating income was higher at Woods Canada and lower at Woods U.S., driven primarily by fluctuations in sales volumes as previously discussed. However, cost reduction strategies at the Woods entities have allowed profitability relative to sales levels to remain consistent year over year

      The group recorded severance, restructuring and related charges of $1.3 million in the first quarter of 2002. These costs consisted of consulting fees incurred by both Woods U.S. and Woods Canada related to a resourcing project that has been completed. During the first quarter of 2003, Woods U.S. also recognized a $0.8 million gain on the sale of a building which had housed a manufacturing operation. The facility was closed concurrent with the decision to outsource all of Woods finished goods inventory from third party vendors. This gain was reported as a component of non-operating income.

      Total assets in the Electrical Products group were higher due mainly to higher inventory levels at the Woods U.S. business. Inventory levels were expected to be higher at Woods U.S. versus prior year as a result of the fully outsourced business model in place following the shutdown of all U.S. manufacturing operations in December of 2002.

      Net income for the three months ended March 31, 2003 was also impacted by a $0.4 million equity loss of a 43%-owned unconsolidated subsidiary, Sahlman Holdings, Inc., which is in the business of shrimp harvesting and farming. During the three months ended March 31, 2002, the same investment resulted in equity income of $0.3 million. The Sahlman business has been negatively impacted by low shrimp prices and high fuel prices.

      Interest expense increased from $1.5 million to $2.4 million, an increase of 60%. During the first quarter of 2003, we wrote off $1.2 million of capitalized debt issuance costs due to the reduction in our borrowing capacity as a result of the refinancing of our debt obligations. The amount of this write-off is included in interest expense. Excluding this write-off, interest expense decreased by $0.3 million, or 20%, due mainly to lower average borrowings and low interest rates.

      The provision for income taxes for the three months ended March 31, 2003 reflects current expense for state and foreign income taxes. No federal benefit was recorded on the pre-tax net loss for the first quarter of 2003 as valuation allowances were recorded related to any deferred tax asset created as a result of the book loss. For similar reasons, no tax benefits were recorded during the three month period ended March 31, 2002.

      Total assets for Katy were significantly impacted by discontinued operations, which decreased from $28.9 million to $9.3 million, a reduction of 68%, by reductions in unallocated corporate assets, which decreased from $26.2 million to $12.0 million, a reduction of 54%, and by the decreases in total assets in the Maintenance Products group discussed above. The reduction in discontinued operations assets is due to 1) the assets of Hamilton Precision Metals being included at March 31, 2002, but not at March 31, 2003 due to the sale of that business in October 2002, and 2) valuation reductions in the carrying values of assets of GC/Waldom recorded in the fourth quarter of 2002 in anticipation of the sale of that business, which occurred in April 2003. The reduction in unallocated corporate assets is due primarily to valuation allowances placed on deferred tax assets in the fourth quarter of 2002.

LIQUIDITY AND CAPITAL RESOURCES

      Liquidity was negatively impacted during the first quarter of 2003 as a result of lower operating cash flow during the quarter. The Company used $13.6 million of operating cash compared to operating cash flow generated during the first quarter of 2002 of $6.2 million. Debt obligations increased from December 31, 2002 by $25.0 million. However, $9.8 million of the increase in debt obligations related to the early redemption of higher-interest preferred units of a subsidiary, which were redeemed at a discount coincident with the refinancing of Katy's debt obligations in February 2003. Excluding the impact on debt obligations of this factor, debt increased by $15.2 million during the first quarter of 2003 from December 31, 2002. Most of this increase in debt was the result of working capital changes, primarily higher inventory and lower payables and accruals. The inventory build was expected to a certain extent, given historical sales trends and seasonality in the Electrical Products group and the move to outsourced finished goods inventory by Woods U.S. in December 2002. However, the higher inventory level is also due to lower than expected sales experienced in the first quarter of 2003.

      In February 2003, we funded a new credit agreement, agented by Fleet Capital Corporation (Fleet Credit Agreement), which replaced the credit agreement entered into at the time of the recapitalization in June of 2001 (Deutsche Bank Credit Agreement). The new $110 million facility, which is comprised of a $20 million term loan (Term Loan) and $90 million of revolving credit (Revolving Credit Facility), involves a syndicate of banks, all of whom had participated in the Deutsche Bank Credit Agreement. The Fleet Credit Agreement is an asset-based lending agreement, and is generally on similar terms to those found in the Deutsche Bank Credit Agreement.

      In April 2003, we sold the GC/Waldom business for gross proceeds of $8.3 million, which allowed us to further reduce our debt obligations. The proceeds of this sale will result in a positive impact to cash flows from investing activities for the six months ended June 30, 2003. We do not expect a significant gain or loss on the sale of GC/Waldom.

      With the early pay down of the term loan in October 2002 after the sale of our Hamilton Precision Metals subsidiary, we were determined to enter a new term loan, which is collateralized by real and personal property. This structure allows us to most efficiently leverage our entire asset base, and to create more borrowing room under our revolving credit arrangements, which are based on the liquidation values of accounts receivable and inventories. We believe we have accomplished these goals by entering into the Fleet Credit Agreement. Below is a summary of the sources and uses associated with the funding of the Fleet Credit Agreement (in thousands):

         Sources:
         Term loan borrowings under the Fleet Credit Agreement                              $20,000
         Revolving loan borrowings under the Fleet Credit Agreement                          43,743
                                                                                            -------
                                                                                            $63,743
                                                                                            =======
         Uses:

         Payment of interest and principal under the Deutsche Bank Credit Agreement         $52,894
         Purchase of outstanding preferred interest of Contico at a discount                  9,840
         Payment of accrued distributions on outstanding preferred interest of Contico          123
         Certain costs associated with the Fleet Credit Agreement                               886
                                                                                            -------
                                                                                            $63,743
                                                                                            =======

      Under the Fleet Credit Agreement, the Term Loan has a final maturity date of February 3, 2008 and quarterly repayments of $0.7 million, the first of which was made on April 1, 2003. A final payment of $5.7 million is scheduled to be made in 2008. The term loan is collaterized by the Company's property, plant and equipment. The Revolving Credit Facility also has an expiration date of February 3, 2008. The borrowing base of the Revolving Credit Facility is determined by eligible inventory and accounts receivable.

      Unused borrowing availability on the Revolving Credit Facility was $22.2 million at March 31, 2003.

      All extensions of credit under the Fleet Credit Agreement are collateralized by a first priority perfected security interest in and lien upon the capital stock of each material domestic subsidiary (65% of the capital stock of each material foreign subsidiary), and all present and future assets and properties of Katy. Customary financial covenants and restrictions apply under the Fleet Credit Agreement, and we were in compliance with these covenants as of March 31, 2003. Until June 30, 2003, interest accrues on revolving borrowings at 225 basis points over applicable LIBOR rates, and at 250 basis points over LIBOR for term borrowings. Subsequent to June 30, 2003, margins are determined on a pricing matrix which factors operating performance into the pricing grid. Margins drop an additional 25 basis points in the most favorable pricing grid from the pre-June 30 levels. Interest accrues at higher margins on prime rates for swing loans.

      Katy incurred $0.9 million in debt issuance costs associated with the Fleet Credit Agreement. However, Katy charged to expense during the first quarter of 2003 $1.2 million of previously capitalized debt issuance costs from the Deutsche Bank Credit Agreement. While approximately $5.6 million of previous unamortized debt issuance costs which were capitalized at the time of the inception of the Fleet Credit Agreement, the $1.2 million represents an amount derived from the pro rata reduction in borrowing capacity from the Deutsche Bank Credit Agreement to the Fleet Credit Agreement. The remainder of the previously capitalized costs, along with the newly capitalized costs from the Fleet Credit Agreement of $0.9 million, will be amortized over the life of the Fleet Credit Agreement through January 2008.

      The Revolving Credit Facility under the Fleet Credit Agreement requires lockbox agreements which provided for all receipts to be swept daily to reduce borrowings outstanding. These agreements, combined with the existence of a material adverse effect (MAE) clause in the Fleet Credit Agreement, causes the Revolving Credit Facility to be classified as a current liability, per guidance in the Emerging Issues Task Force (EITF) Issue No. 95-22, Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement. However, the Company does not expect to repay, or be required to repay, within one year, the balance of the Revolving Credit Facility classified as a current liability. The MAE clause, which is a fairly typical requirement in commercial credit agreements, allows the lender to require the loan to become due if it determines there has been a material adverse effect on our operations, business, properties, assets, liabilities, condition or prospects. The classification of the Revolving Credit Facility as a current liability is a result only of the combination of the two aforementioned factors: the lockbox agreements and the MAE clause. The Revolving Credit Facility does not expire or have a maturity date within one year, but rather has a final expiration date of January 31, 2008. Also, we were in compliance with the applicable financial covenants at March 31, 2003. The lender had not notified us of any indication of a MAE at March 31, 2003, and to our knowledge, we were not in default of any provision of the Fleet Credit Agreement at March 31, 2003.

      The Fleet Credit Agreement, and the additional borrowing ability on revolving credit obtained by incurring new term debt, results in three important benefits related to the long-term strategy of Katy: 1) allowed us to redeem early at a discount a preferred interest obligation of Contico, 2) provides borrowing power to invest in capital expenditures key to our strategic direction, and 3) provides working capital flexibility to build inventory when necessary to accommodate lower cost outsourced finished goods inventory. We believe that our operations and the Fleet Credit Agreement provide sufficient liquidity for our operations going forward.

      As a result of the refinance with the new Fleet Credit Agreement, we were able to redeem at a 40% discount the remaining preferred interest that the former owner of Contico had held. This balance sheet liability, which had a carrying value of $16.4 million at December 31, 2002, was redeemed for $9.8 million in February 2003. The excess of carrying value over redemption price is an addition to stockholders' equity, and favorably impacts earnings per share. This will result in a reduction of preferred cash distributions by approximately $1.3 million annually, which had accrued at an annual rate of 8%. After giving effect to the interest cost incurred by the Company to fund the redemption, the net decrease in financing cost for the Company will be approximately $1.0 million annually.

      Funding for capital expenditures and working capital needs is expected to be accomplished through the use of available borrowings under the Fleet Credit Agreement. Anticipated capital expenditures for 2003 are expected to be higher than in 2002 and 2001, mainly due to investments planned for the restructuring of the abrasives businesses and the various Contico facilities. These restructuring and consolidation activities are important steps in reducing our cost structure to a competitive level.

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

      We are continually evaluating alternatives relating to divestitures of certain of our businesses. Divestitures present opportunities to de-leverage our financial position and free up cash for further investments in core activities. On March 6, 2003, we announced that we are exploring the sale of the Woods and Woods Canada businesses. However, there can be no assurance that a sale of the Woods and Woods Canada business will be completed. On April 2, 2003, we announced the sale of GC/Waldom with gross proceeds of $8.3 million, which were used to reduce our debt obligations. On February 3, 2003, we announced that we sold a Woods manufacturing facility in Mooresville, Indiana. Gross proceeds were $1.9 million, of which $0.7 million was used to repay a mortgage loan payable on the property. The remainder of the proceeds reduced our debt obligations.

      We have recorded valuation allowances of $42.8 million on deferred tax assets as of December 31, 2002. These deferred tax assets include $22.8 million of domestic net operating loss carry forwards. To the extent we generate taxable income in future years, these net operating loss carry forwards will be available to reduce future income tax liabilities.

      On April 20, 2003, we announced a plan to repurchase up to $5 million of our common stock. This repurchase will be funded through our credit facility. As of May 12, 2003, we have not begun repurchasing stock under the plan.

Non-GAAP Financial Measure - Earnings before Income Taxes, Depreciation and Amortization (EBITDA)

      Cash flow generation is integral to the success of our business, and EBITDA is used on a routine basis as a measure of operating performance at Katy. While it is a non-GAAP measure, EBITDA is used extensively on an internal basis, acting as a primary metric for performance measurement related to incentive compensation for management. EBITDA is also the prime measure of operating results used by the lenders in our bank group when evaluating our performance. While appreciating the importance of depreciation charges and the information operating income provides regarding returns on assets, we actively monitor the payback and return on capital projects by thorough review of projects prior to their approval, ensuring that returns on those projects are specified in operating budgets, and subsequent follow up on the return provided by those projects. The items added back in the table below to arrive at an EBITDA amount shown below should not be ignored or considered irrelevant in the analysis of our performance. However, management routinely views operating results with unusual items such as those below excluded, so that a reasonable profitability answer can be derived that can be used as a reliable indicator for future performance. We think it is useful for investors to understand EBITDA because it provides a link between profitability and operating cash flow, and also allows the investor to view performance in a manner similar to the method used by our management. Below are reconciliations of net income, computed in accordance with generally accepted accounting principles and displayed on the Condensed Consolidated Statements of Operations (Total Company), with EBITDA, a measure we use on a routine basis:

(In thousands)                                                                                    Three Months Ended
                                                                                  --------------------------------------------------
                                                                                                              Excluding
                                                                                  March 31,     Unusual        Unusual
                                                                                    2003         Items          Items     % of sales
                                                                                  ---------------------       ----------------------
Net sales                                                                         $  95,840    $     --       $  95,840       100.0%
Cost of goods sold                                                                   79,072          --          79,072        82.5%
                                                                                  ---------------------       ----------------------
         Gross profit                                                                16,768          --          16,768        17.5%
Selling, general & administrative expenses                                           15,747          --          15,747        16.4%
Impairments of long-lived assets                                                         --          --              --
Severance, restructuring & related costs                                                228        (228)(a)          --
                                                                                  ---------------------       ----------------------
         Operating income                                                               793         228           1,021         1.1%
Equity in income of unconsolidated investment                                          (367)         --            (367)       -0.4%
Gain on sale of assets                                                                  753        (753)(b)          --
Interest                                                                             (2,392)         --          (2,392)       -2.5%
Other, net                                                                              (39)         --             (39)        0.0%
                                                                                  ---------------------       ----------------------
         Loss before provision for income taxes                                      (1,252)       (525)         (1,777)       -1.8%
Provision for income taxes                                                             (543)         --            (543)       -0.6%
                                                                                  ---------------------       ----------------------
         Loss before distributions on preferred interest in subsidiary               (1,795)       (525)         (2,320)       -2.4%
Distributions on preferred interest of subsidiary, net of tax                          (123)         --            (123)       -0.1%
                                                                                  ---------------------       ----------------------
         Loss from continuing operations                                          $  (1,918)       (525)      $  (2,443)       -2.5%
                                                                                  =====================       ======================

Earnings before interest, taxes, depreciation and amortization                    Pretax income               $  (1,777)
         (excluding unusual items)                                                Interest                        2,392
                                                                                  Depreciation and
                                                                                        amortization              5,445
                                                                                                              ---------
                                                                                  EBITDA                      $   6,060         6.3%
                                                                                                              =========

                                                                                                  Three Months Ended
                                                                                  --------------------------------------------------
                                                                                                              Excluding
                                                                                  March 31,    Unusual         Unusual
                                                                                     2002       Items           Items     % of sales
                                                                                  ---------------------       ----------------------
Net sales                                                                         $ 101,525    $     --       $ 101,525       100.0%
Cost of goods sold                                                                   84,052          --          84,052        82.8%
                                                                                  ---------------------       ----------------------
         Gross profit                                                                17,473          --          17,473        17.2%
Selling, general & administrative expenses                                           15,697                      15,697        15.5%
Severance, restructuring & related costs                                              2,296      (2,296)(a)          --
Loss on SESCO transaction                                                             6,010      (6,010)(b)          --
                                                                                  ---------------------       ----------------------
         Operating (loss) income                                                     (6,530)      8,306           1,776         1.7%
Equity in income of unconsolidated investment                                           307          --             307         0.3%
Interest                                                                             (1,454)         --          (1,454)       -1.4%
Other, net                                                                              (80)         --             (80)       -0.1%
                                                                                  ---------------------       ----------------------
         (Loss) income before provision for income taxes                             (7,757)      8,306             549         0.5%
Provision for income taxes                                                               --        (209)(c)        (209)       -0.2%
                                                                                  ---------------------       ----------------------
         (Loss) income before distributions on preferred interest in subsidiary      (7,757)      8,097             340         0.3%
Distributions on preferred interest of subsidiary, net of tax                          (328)         --            (328)       -0.3%
                                                                                  ---------------------       ----------------------
         (Loss) income from continuing operations                                 $  (8,085)      8,097       $      12         0.0%
                                                                                  =====================       ======================

Earnings before interest, taxes, depreciation and amortization                    Pretax income               $     549
         (excluding unusual items)                                                Interest                        1,454
                                                                                  Depreciation and
                                                                                        amortization              5,124
                                                                                                              ---------
                                                                                  EBITDA                      $   7,127         7.0%
                                                                                                              =========

      Items to reconcile to EBITDA are discussed in further detail in the Results of Operations section of MD&A. Summaries of the items are presented below:

      a) Severance and restructuring costs include costs related to 1) accruals for non-cancelable lease payments for rented facilities that have been, or will be, abandoned as part of facilities consolidation or other restructuring projects, 2) severance charges for terminated employees, 3) consultant fees for outsourcing and other restructuring projects, 4) costs to move inventory and equipment between facilities related to consolidation projects.

      b) Gain on the sale of assets includes a gain recorded on the sale of the Woods U.S. wire fabrication facility in Mooresville, Indiana.

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

      The partnership, with Montenay's leadership, assumed SESCO's position in various contracts relating to the facility's operation. Under the partnership agreement, SESCO contributed its assets and liabilities (except for its liability under the loan agreement with the Resource Recovery Development Authority (the Authority) of the City of Savannah and the related receivable under the service agreement) to the partnership. While SESCO will maintain a 99% partnership interest as a limited partner, Montenay will have most of the day to day responsibility of the partnership, and accordingly, the partnership will not be consolidated. Katy agreed to pay Montenay $6.6 million over the span of seven years under a note payable as part of the partnership and related agreements. Certain amounts may be due to SESCO upon expiration of the service agreement in 2008; also, Montenay may purchase SESCO's interest in the partnership at that time. Katy has not recorded any amounts receivable or other assets relating to amounts that may be received at the time the service agreement expires, given their uncertainty.

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

      In 1984, the Authority issued $55.0 million of Industrial Revenue Bonds and lent the proceeds to SESCO, under the loan agreement, for the acquisition and construction of the waste-to-energy facility that has now been transferred to the partnership. The funds required to repay the loan agreement come from the monthly disposal fee paid by the Authority to SESCO under the service agreement for certain waste disposal services, a component of which is for debt service. To induce the required parties to consent to the SESCO partnership transaction, SESCO retained its liability under the loan agreement. In connection with that liability, SESCO also retained its right to receive the debt service component of the monthly disposal fee.

      Based on an opinion from outside legal counsel, SESCO has a legally enforceable right to offset amounts it owes to the Authority under the loan agreement against amounts that are owed from the Authority under the service agreement. At March 31, 2003, this amount was $35.8 million. Accordingly, the amounts owed to and due from SESCO have been netted for financial reporting purposes and are not shown on the consolidated balance sheets.

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

      Following are scheduled principal repayments on the loan agreement (and the Industrial Revenue Bonds) (in thousands):

                        2003           $ 5,385
                        2004             6,765
                        2005             8,370
                        2006            15,300
                                       -------
                       Total           $35,820
                                       =======

      We also enter into operating lease agreements in the ordinary course of business, and many of our facilities are leased. Contractual obligations associated with these leases are listed in the table under the following section entitled "Contractual Obligations and Commercial Obligations."

Contractual Obligations and Commercial Obligations

         Katy's obligations are summarized below:
         (In thousands of dollars)

                                                                   Due in less            Due in            Due in         Due after
Contractual Cash Obligations                           Total       than 1 year         1-3 years         4-5 years           5 years
----------------------------                           -----       -----------         ---------         ---------           -------
Revolving credit facility [d]                       $ 50,402           $    --           $    --           $50,402           $    --
Term loans                                            20,000             2,857             5,714             5,714             5,715
Operating leases [c]                                  49,164            12,005            20,071            12,056             5,032
Severance and restructuring [c]                        1,906             1,513               378                15
SESCO payable to Montenay [b]                          5,800             1,000             2,050             2,200               550
                                                    --------           -------           -------           -------           -------
Total Contractual Obligations                       $127,272           $17,375           $28,213           $70,387           $11,297
                                                    ========           =======           =======           =======           =======

                                                                   Due in less            Due in            Due in         Due after
Other Commercial Commitments                           Total       than 1 year         1-3 years         4-5 years           5 years
----------------------------                           -----       -----------         ---------         ---------           -------
Commercial letters of credit                        $    450           $   450           $    --           $    --           $    --
Stand-by letters of credit                             7,310             7,310                --                --                --
Guarantees [a]                                        35,820             5,385            15,135            15,300                --
                                                    --------           -------           -------           -------           -------
Total Commercial Commitments                        $ 43,580           $13,145           $15,135           $15,300           $    --
                                                    ========           =======           =======           =======           =======

(a) As discussed in the Off-Balance Sheet Arrangements section above, SESCO, an indirect wholly-owned subsidiary of Katy, is party to a partnership that operates a waste-to-energy facility, and has certain contractual obligations, for which Katy provides certain guarantees. If the partnership is not able to perform its obligations under the contracts, under certain circumstances SESCO and Katy could be subject to damages equal to the amount of Industrial Revenue Bonds outstanding (which financed construction of the facility) less amounts held by the partnership in debt service reserve funds. Katy and SESCO do not anticipate non-performance by parties to the contracts. See the Off-Balance Sheet Arrangements section above and Note 6 to the Condensed Consolidated Financial Statements.

(b) Amount owed to Montenay as a result of the SESCO partnership, discussed above and in Note 6 to the Condensed Consolidated Financial Statements. $1.0 million of this obligation is classified in the Condensed Consolidated Balance Sheets as an Accrued Expense in Current Liabilities, while the remainder is included in Other Liabilities, recorded on a discounted basis.

(c) These "Severance and restructuring" obligations represent liabilities associated with restructuring activities, other than liabilities for non-cancelable lease rentals. Future non-cancelable lease rentals are included in the line entitled "Operating leases." Our balance sheet at December 31, 2002, includes $9.9 million in discounted liabilities associated with non-cancelable operating lease rentals, net of estimated sub-lease revenues, related to facilities that have been abandoned as a result of restructuring and consolidation activities.

(d) As discussed in the Liquidity and Capital Resources section above, the entire Fleet Revolving Credit Facility is classified as a current liability on the Condensed Consolidated Balance Sheets as a result of the combination in the Fleet Credit Agreement of 1) lockbox agreements on Katy's depository bank accounts and 2) a subjective Material Adverse Effect (MAE) clause.

SEVERANCE, RESTRUCTURING AND RELATED CHARGES

      During the first quarter of 2003, we recorded $0.2 million for severance, restructuring and other charges. These costs related to equipment moves, adjustments to non-cancelable lease liabilities for abandoned facilities, severance, and other costs associated with consolidation of facilities and administrative functions.

      During the fourth quarter of 2002, we recorded $2.4 million of severance and other exit costs associated with the shut down of the Woods manufacturing facilities in Indiana. Manufacturing operations were ceased in order to implement a more cost-effective procurement of finished goods inventory through sourcing with third party suppliers. As a result of this shut down, 361 employees were terminated. Woods incurred $1.5 million in severance, pension, and other employee-related costs associated with the employee terminations. Woods also incurred a charge for the creation of a liability for non-cancelable lease costs at abandoned production facilities of $0.8 million. An additional $0.1 million of other exit costs were incurred related to facility repairs and other minor expenses. Woods also incurred $0.9 million of inventory write-offs related to raw and packaging materials that will not be utilized efficiently with the change-over to a fully sourced inventory strategy. Contico incurred restructuring costs of $0.6 million in the fourth quarter of 2002 associated with costs of revaluing their non-cancelable lease liability at the Warson Road and Earth City facilities, and $0.3 million of costs in moving inventory and equipment from the Warson Road facility to the Bridgeton facility, as discussed below. Each of these facilities is in the St. Louis, Missouri, area.

      During the third quarter of 2002, we recorded $9.5 million of severance, restructuring and other charges. During the third quarter, we committed to a plan to abandon Contico's Earth City distribution facility and to consolidate its operations into the Bridgeton facility. As a result, a $7.1 million charge was recorded to accrue a liability for non-cancelable lease payments associated with the Earth City facility. Also during the third quarter, the Contico business recorded a $1.4 million charge related to rent and other facility costs associated with its Warson Road facility, whose operations are also being consolidated into the Bridgeton facility. A charge of $1.8 million was recorded in the second quarter of 2002 for the Warson Road facility, and the additional amount of $1.4 million was recorded after consideration of the market for sub-leasing and to accrue costs to refurbish the facility. The Contico business recorded related charges of $0.2 million incurred in moving inventory and equipment from the Warson Road facility to the Bridgeton facility, and $0.2 million in severance costs. The Corporate group recorded a $0.1 million charge for non-cancelable lease payments related to the former corporate headquarters. Also in the third quarter of 2002, a charge of $0.5 million was recorded for payments to consultants working with us on sourcing and other manufacturing and production efficiency initiatives.

      During the second quarter of 2002, we recorded $3.8 million of severance, restructuring, and other charges. Approximately $1.6 million of the charges related to accruals for payments to consultants working with us on sourcing and other manufacturing and production efficiency initiatives. Additionally, net non-cancelable rental payments of $1.8 million associated with the shut down of Contico's Warson Road facility were accrued at June 30, 2002, as well as involuntary termination benefits of $0.1 million. The Warson Road facility shutdown involves a reduction in workforce of nineteen employees. The remaining $0.3 million (for involuntary termination benefits) related to SESCO and for various integration costs in the consolidation of administrative functions into St. Louis, Missouri, from various operating divisions in the Maintenance Products group.

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

      Certain assumptions have been made regarding potential future sub-lease revenue at rented facilities that have been, or will be, abandoned as a result of restructuring and consolidation activities. If we are unable to achieve the estimated sub-lease revenue estimates, charges could be recognized in future periods to update the estimated liability and cost to Katy for these facilities.

      The table below details activity in restructuring reserves since December 31, 2002 (in thousands):

         Restructuring liabilities at December 31, 2002            $ 14,499
              Additions to restructuring liabilities                    228
              Payments on restructuring liabilities                  (2,713)
                                                                   --------
         Restructuring liabilities at March 31, 2003               $ 12,014
                                                                   ========

      The table below summarizes the remaining obligations for severance and restructuring charges detailed above (in thousands):

                    2003              $    4,974
                    2004                   1,592
                    2005                   1,601
                    2006                   1,368
                    2007                   1,300
                 Thereafter                1,179
                                      ----------
                Total Payments        $   12,014
                                      ==========

OUTLOOK FOR 2003

      We anticipate a continuation of the difficult economic conditions and business environment in 2003, which will present challenges in maintaining net sales. In particular, we expect to see softness continue in the restaurant, travel and hotel markets to which we sell cleaning products. However, we began to see some improvement in this channel as 2002 progressed. We have also seen strong sales performance from the Woods and Woods Canada retail electrical corded products business, but we do not expect to see the same level of year-over-year top line growth from those businesses in 2003 as we experienced in 2002. We have a significant concentration of customers in the mass-market retail, discount and do-it-yourself market channels. Our ability to maintain and increase our sales levels depends in part on our ability to retain and improve relationships with these customers. We face the continuing challenge of recovering or offsetting cost increases for raw materials.

      Gross margins are expected to improve during 2003 as we realize the benefits of various profit-enhancing strategies begun in 2001 and 2002. These strategies include sourcing previously manufactured products, as well as locating new sources for products already sourced outside of our facilities. We have significantly reduced headcount, and continue to examine issues related to excess facilities. Cost of goods sold is subject to variability in the prices for certain raw materials, most significantly thermoplastic resins used by Contico in the manufacture of plastic products. Prices of plastic resins, such as polyethylene and polypropylene, have increased during the early months of 2003. Management has observed that the prices of plastic resins are driven to an extent by prices for crude oil and natural gas, in addition to other factors specific to the supply and demand of the resins themselves. We cannot predict the longevity of the current price increase, or if resin prices may increase further or be reduced through the rest of 2003. We are also exposed to price changes for copper (a primary material in many of the products sold by Woods and Woods Canada), corrugated packaging material and other raw materials. Copper prices have also increased in recent months. We have not employed an active hedging program related to our commodity price risk, but are employing other strategies for managing this risk. In a climate of rising raw material costs, we experience difficulty in raising prices to shift these higher costs to our customers.

      Depreciation expense is expected to be higher during 2003 as a result of the reduction in depreciable lives for certain assets used in Contico's manufacturing process, effective January 1, 2003. The amount of incremental depreciation expense during 2003 as a result of this reduction in depreciable lives is $5.8 million. However, many of these assets will become fully depreciated during 2003 since the Contico acquisition occurred in early 1999. Therefore, depreciation expense related to these assets is expected to reduce again in 2004 and subsequent years. Our total depreciation expense in 2004 and subsequent years will depend on changes in the level of depreciable assets due to changes in property, plant and equipment.

      Selling, general and administrative expenses are expected to remain stable as a percentage of sales from 2002 levels. Cost reduction efforts are ongoing throughout the Company. Our corporate office was relocated in 2001 and we expect to maintain modest headcount and rental costs for that office. We have completed the process of transferring most back-office functions of our Wilen subsidiary from Atlanta, Georgia to St. Louis, Missouri, the headquarters of Contico. We are nearly complete with the process of transferring most back-office functions of the Glit/Microtron subsidiary in Wrens, Georgia to St. Louis, Missouri. We will evaluate the possibility of further consolidation of administrative processes at our subsidiaries.

      We have announced or committed to several restructuring plans involving our operations. During the second and third quarters of 2002, respectively, we announced plans to consolidate the Warson Road and Earth City facilities of Contico into the Bridgeton facility. All of these facilities are located in the St. Louis, Missouri area. The move from our Warson Road facility is complete. The move from our Earth City facility will require approximately $1.9 million of incremental cash, $1.6 million in the form of capital expenditures, mainly for material handling equipment, and $0.3 million to move inventory and equipment. The large charges recorded during the second and third quarters of 2002 related to these facilities were mainly to accrue non-cancelable lease payments for these facilities (i.e., non-incremental cash). We expect the Contico business unit to benefit from significantly lower overhead costs in 2003 and beyond as a result of these consolidations. Further facility consolidations with respect to the Contico operations are under review.

      During October 2002, we also announced the planned closure of four Woods manufacturing facilities in Indiana, necessitated by our decision to fully outsource our supply of electrical consumer corded products in the United States to lower cost sources. Prior to the plant closures, Woods U.S. already sourced approximately half of its finished goods from vendors. The plant closures took place in December 2002. While outsourcing of the Woods U.S products is a cost-saving measure, Woods U.S. expects to maintain higher inventory levels, especially during mid-2003, as a result of this move.

      We have committed to other restructuring alternatives as well, most of which center around consolidation of operations into fewer facilities. Certain of these projects will require significant levels of incremental cash for both capital expenditures and moving and relocation costs. Expected capital needs for these projects may reach $6.0 million, which will be spent mainly in 2003.

      We continue to pursue a strategy of developing the Katy Maintenance Group
(KMG). By the latter portion of 2003, we expect to be operating centralized customer service functions for Continental, Glit, Wilen and Disco, allowing customers to order products from any division on one purchase order. We believe that operating these businesses as a cohesive unit will improve customer service because our customers' purchasing processes will be simplified, as will follow up on order status, billing, collection and other related functions. We hope that these steps will increase customer loyalty and help in attracting new customers and increasing top line sales in future years.

      Interest expense in 2003 is expected to be stable to lower than the amount reported in 2002, due primarily to similar or lower expected debt balances. We cannot predict the future levels of interest rates.

      Regarding income tax expense, we did not record the net benefit of any deferred tax benefits as of March 31, 2003. Given our history of operating losses, along with guidance provided by the accounting literature covering accounting for income taxes, we were unable to conclude it is more likely than not that we will be able to generate future taxable income sufficient to realize the benefits of deferred tax assets carried on our books. Therefore, a full valuation allowance on the net deferred tax asset position was recorded at December 31, 2002. Therefore, we do not expect to record the benefit of any deferred tax assets that may be generated in 2003.

      We are continually evaluating alternatives that relate to divestitures of non-core businesses. Divestitures present opportunities to de-leverage our financial position and free up cash for further investments in core activities. On March 6, 2003, we announced that we are exploring the sale of the Woods and Woods Canada businesses. However, there can be no assurance that a sale of the Woods and Woods Canada business will be completed. On April 2, 2003, we announced the sale of GC/Waldom with gross proceeds of $8.3 million. Katy does not expect to record a significant gain or loss during 2003 as a result of this transaction.

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995

      This report and the information incorporated by reference in this report contain various "forward-looking statements" as defined in Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act of 1934, as amended. The forward-looking statements are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. We have based these forward-looking statements on current expectations and projections about future events and trends affecting the financial condition of our business. These forward-looking statements are subject to risks and uncertainties that may lead to results that differ materially from those expressed in any forward-looking statement made by us or on our behalf, including, among other things:

      - Increases in the cost of, or in some cases continuation of, the current price levels of, plastic resins, copper, paper board packaging, and other raw materials.

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

ENVIRONMENTAL AND OTHER CONTINGENCIES

      As set forth more fully in our Form 10-K, we and certain of our current and former direct and indirect corporate predecessors, subsidiaries and divisions are involved in remedial activities at certain present and former locations and have been identified by the United States Environmental Protection Agency (EPA), state environmental agencies and private parties as potentially responsible parties (PRPs) at a number of hazardous waste disposal sites under the Comprehensive Environmental Response, Compensation and Liability Act (Superfund) or equivalent state laws and, as such, may be liable for the cost of cleanup and other remedial activities at these sites. Responsibility for cleanup and other remedial activities at a Superfund site is typically shared among PRPs based on an allocation formula. Under the federal Superfund statute, parties could be held jointly and severally liable, thus subjecting them to potential individual liability for the entire cost of cleanup at the site. Based on its estimate of allocation of liability among PRPs, the probability that other PRPs, many of whom are large, solvent, public companies, will fully pay the costs apportioned to them, currently available information concerning the scope of contamination, estimated remediation costs, estimated legal fees and other factors, we have recorded and accrued for indicated environmental liabilities amounts that we deem reasonable and believes that any liability with respect to these matters in excess of the accrual will not be material. The ultimate costs will depend on a number of factors and the amount currently accrued represents management's best current estimate of the total cost to be incurred. We expect this amount to be substantially paid over the next one to four years.

      The most significant environmental matter in which we are currently involved relates to the W.J. Smith site. In 1993, the EPA initiated a Unilateral Administrative Order Proceeding under Section 7003 of the Resource Conservation and Recovery Act (RCRA) against W.J. Smith and Katy. The proceeding requires certain actions at the W.J. Smith site and certain off-site areas, as well as development and implementation of additional cleanup activities to mitigate off-site releases. In December 1995, W.J. Smith, Katy and the EPA agreed to resolve the proceeding through an Administrative Order on Consent under Section 7003 of RCRA. Pursuant to the Order, W.J. Smith is currently implementing a cleanup to mitigate off-site releases.

      In December 1996, Banco del Atlantico, a bank located in Mexico, filed a lawsuit against our Woods subsidiary and against certain past and then-present officers and directors and former owners of Woods, alleging that the defendants participated in a violation of the Racketeer Influenced and Corrupt Organizations (RICO) Act involving allegedly fraudulently obtained loans from Mexican banks, including the plaintiff, and "money laundering" of the proceeds of the illegal enterprise. All of the foregoing is alleged to have occurred prior to Katy's purchase of Woods. The plaintiff also alleged that it made loans to an entity controlled by certain past officers and directors of Woods based upon fraudulent representations. The plaintiff seeks to hold Woods liable for its alleged damages directly, and under principles of respondeat superior and successor liability. The plaintiff is claiming damages in excess of $24.0 million and is requesting treble damages under RICO. Because certain threshold procedural and jurisdictional issues have not yet been fully adjudicated in this litigation, it is not possible at this time for the Company to reasonably determine an outcome or accurately estimate the range of potential exposure. Katy may have recourse against the former owner of Woods and others for, among other things, violations of covenants, representations and warranties under the purchase agreement through which Katy acquired Woods, and under state, federal and common law. In addition, the purchase price under the purchase agreement may be subject to adjustment as a result of the claims made by Banco del Atlantico or other issues relating to the litigation. The extent or limit of any such adjustment cannot be predicted at this time. An adverse judgment in this matter could have a material impact on Katy's liquidity and financial position if the Company were not able to exercise recourse against the former owner of Woods.

      We also have a number of product liability and workers' compensation claims pending against us and our subsidiaries. Many of these claims are proceeding through the litigation process and the final outcome will not be known until a settlement is reached with the claimant or the case is adjudicated. We estimate that it can take up to 10 years from the date of the injury to reach a final outcome on certain claims. With respect to the product liability and workers' compensation claims, we have provided for our share of expected losses beyond the applicable insurance coverage, including those incurred but not reported to us or our insurance providers, which are developed using actuarial techniques. Such accruals are developed using currently available claim information, and represent our best estimates. The ultimate cost of any individual claim can vary based upon, among other factors, the nature of the injury, the duration of the disability period, the length of the claim period, the jurisdiction of the claim and the nature of the final outcome.

      Although we believe that these actions individually and in the aggregate are not likely to have a material adverse effect on Katy, further costs could be significant and will be recorded as a charge to operations when such costs become probable and reasonably estimable.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

      In April 2002, the Financial Accounting Standards Board (FASB) released SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 rescinds and makes technical corrections regarding various topics, including early extinguishments of debt and sale-leaseback transactions. The statement is effective for fiscal years beginning after May 15, 2002. We adopted SFAS No. 145 on January 1, 2003. SFAS No. 145 requires that certain costs and losses associated with early extinguishments of debt be reported as interest expense as a component of income from continuing operations, whereas the prior accounting guidance provided for classification of these costs and losses as extraordinary items, reported separately on a tax-effected basis after income from continuing operations. The adoption of SFAS No. 145 will require that we reclassify a $1.2 million after-tax ($1.8 million pre-tax) write-off of previously capitalized debt costs that occurred during 2001 from its previous classification as an extraordinary item to interest expense as a component of income from continuing operations during 2001. Future write-offs of capitalized debt costs would be classified as interest expense in a similar manner. As a result of the refinancing of our borrowing facility in February 2003, we wrote off approximately $1.2 million of debt costs, pre-tax, during the first quarter of 2003. These costs have been reported as interest expense as a component of income from continuing operations.

      In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. Previous accounting guidance was provided by Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring). SFAS No. 146 replaces EITF Issue No. 94-3. The new standard is effective for exit or restructuring activities initiated after December 31, 2002. We are considering a number of restructuring and exit activities at the current time, including plant closings and consolidation of facilities. Since these activities will be initiated after December 31, 2002, this statement could have a significant impact on the timing of the recognition of these costs in our statements of operations, tending to spread the costs out, as opposed to recognition of a large portion of the costs at the time we commit to and communicate such restructuring and exit plans. Katy is required to adopt the provisions of SFAS No. 146 in 2003. Our operating plans call for additional restructuring and facility consolidation activity during 2003 and 2004, concerned mainly with further consolidation of St. Louis, Missouri plastics manufacturing facilities, and restructuring and consolidation of certain abrasives manufacturing facilities. We have adopted the provisions of SFAS No. 146 for all restructuring activities initiated after December 31, 2002. Management has not quantified the impact of SFAS No. 146 given that its consolidation plans have not been finalized.

      In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. This standard provides alternative methods of transition for a voluntary change to the fair value based methods of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation, to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure provisions of the new standard were adopted by the Company at December 31, 2002. We will continue to comply with the provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, for accounting for stock-based employee compensation. The disclosure provisions of SFAS No. 148 were adopted in 2002.

      In January 2003, the FASB released Interpretation (FIN) No. 46, Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51. FIN No. 46 clarifies issues regarding the consolidation of entities which may have features that make it unclear whether consolidation or equity method accounting is appropriate. FIN No. 46 is generally effective in 2003. Katy is evaluating FIN No. 46 to determine any potential impact on its financial reporting.

      In April 2003, the FASB released SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. We do not expect SFAS No. 149 to impact our results of operations or financial position.

CRITICAL ACCOUNTING POLICIES

      We disclosed details regarding certain of our critical accounting policies in the Management's Discussion and Analysis section of (Part II., Item 7.) our 2002 Form 10-K. There have been no changes to policies as of March 31, 2003.

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

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Item 3. DEFAULTS UPON SENIOR SECURITIES

        None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

Item 5. OTHER INFORMATION

        99.1 Certification by C. Michael Jacobi, Chief Executive Officer of Katy Industries, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        99.2 Certification by Amir Rosenthal, Chief Financial Officer of Katy Industries, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

                              KATY INDUSTRIES, INC.
                              ---------------------
                                   Registrant


DATE: May 12, 2003                   By /s/ C. Michael Jacobi
                                        ----------------------------------------
                                        C. Michael Jacobi
                                        President and Chief Executive Officer


                                     By /s/ Amir Rosenthal
                                        ----------------------------------------
                                        Amir Rosenthal
                                        Vice President, Chief Financial Officer,
                                        General Counsel and Secretary

                            CERTIFICATION PURSUANT TO
               RULE 13A-14 OF THE SECURITIES EXCHANGE ACT OF 1934,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, C. Michael Jacobi, Chief Executive Officer of the company, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Katy Industries, Inc.;

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: May 12, 2003                              By: /s/ C. Michael Jacobi
                                                    -----------------------
                                                    C. Michael Jacobi
                                                    Chief Executive Officer

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in the quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: May 12, 2003                                 By: /s/ Amir Rosenthal
                                                      ------------------------
                                                       Amir Rosenthal
                                                       Chief Financial Officer