Form 10-Q
period 2003-06-30
KATY INDUSTRIES INC
filed 2003-08-11
CIK 54681

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

            |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    For Quarterly period ended: June 30, 2003

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

                   Yes |X|                             No |_|

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                   Yes |_|                             No |X|

      Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

          Class                                    Outstanding at August 6, 2003
Common Stock, $1 Par Value                                   8,255,677

                              KATY INDUSTRIES, INC.
                                    FORM 10-Q
                                  June 30, 2003

                                      INDEX

                                                                                     Page
                                                                                     ----
PART I  FINANCIAL INFORMATION

        Item 1. Financial Statements:

                Condensed Consolidated Balance Sheets
                June 30, 2003 and December 31, 2002 (unaudited)                       2,3

                Condensed Consolidated Statements of Operations
                Three Months and Six Months Ended
                June 30, 2003 and 2002 (unaudited)                                     4

                Condensed Consolidated Statements of Cash Flows
                Six Months Ended June 30, 2003 and 2002 (unaudited)                    5

                Notes to Condensed Consolidated Financial Statements (unaudited)       6

        Item 2. Management's Discussion and Analysis of Financial
                Condition and Results of Operations                                   21

        Item 3. Quantitative and Qualitative Disclosures about Market Risk            37

        Item 4. Controls and Procedures                                               37

PART II OTHER INFORMATION

        Item 1. Legal Proceedings                                                     38

        Item 4. Submission of Matters to a Vote of Security Holders                   38

        Item 6. Exhibits and Reports on Form 8-K                                      39

        Signatures                                                                    40

        Certifications                                                             41-44

                          PART I FINANCIAL INFORMATION

                          Item 1. Financial Statements

                     KATY INDUSTRIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Thousands of Dollars)
                                   (Unaudited)

                                     ASSETS

                                                       June 30,     December 31,
                                                         2003           2002
                                                      ---------     ------------
CURRENT ASSETS:

     Cash and cash equivalents                        $   6,673      $   4,842
     Trade accounts receivable, net                      65,365         58,913
     Inventories                                         58,975         57,967
     Other current assets                                 1,883          1,942
     Current assets of discontinued operations               --          5,970
                                                      ---------      ---------

       Total current assets                             132,896        129,634
                                                      ---------      ---------

OTHER ASSETS:

     Goodwill                                            11,211         11,211
     Intangibles                                         25,272         25,491
     Equity method investment                             7,095          7,306
     Other                                               11,031         12,342
     Non-current assets of discontinued operations           --          3,100
                                                      ---------      ---------

       Total other assets                                54,609         59,450
                                                      ---------      ---------

PROPERTY AND EQUIPMENT
     Land and improvements                                3,237          3,180
     Buildings and improvements                          16,904         14,707
     Machinery and equipment                            140,408        143,089
                                                      ---------      ---------

                                                        160,549        160,976
     Less - Accumulated depreciation                    (80,343)       (74,083)
                                                      ---------      ---------

       Net property and equipment                        80,206         86,893
                                                      ---------      ---------

       Total assets                                   $ 267,711      $ 275,977
                                                      =========      =========

See Notes to Condensed Consolidated Financial Statements.

                     KATY INDUSTRIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (Thousands of Dollars, Except Share Data)
                                   (Unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                    June 30,      December 31,
                                                                                      2003            2002
                                                                                   ---------      ------------
CURRENT LIABILITIES:

     Accounts payable                                                              $  29,655       $  37,058
     Accrued compensation                                                              5,649           7,214
     Accrued expenses                                                                 42,084          47,712
     Current maturities of long-term debt                                              2,857             700
     Revolving credit agreement                                                       51,000          44,751
     Current liabilities of discontinued operations                                      142           2,444
                                                                                   ---------       ---------

        Total current liabilities                                                    131,387         139,879

LONG-TERM DEBT, less current maturities                                               14,239              --

OTHER LIABILITIES                                                                     17,770          17,526

NON-CURRENT LIABILITIES OF DISCONTINUED OPERATIONS                                        52              --
                                                                                   ---------       ---------

        Total liabilities                                                            163,448         157,405
                                                                                   ---------       ---------

COMMITMENTS AND CONTINGENCIES (Notes 13 and 16)                                           --              --
                                                                                   ---------       ---------

PREFERRED INTEREST OF SUBSIDIARY                                                          --          16,400
                                                                                   ---------       ---------

STOCKHOLDERS' EQUITY
     15% Convertible Preferred Stock, $100 par value, authorized
        1,200,000 shares, issued and outstanding 805,000 shares, liquidation
        value $80,500                                                                 86,721          80,696
     Common stock, $1 par value authorized 35,000,000 shares,
        issued 9,822,204 shares                                                        9,822           9,822
     Additional paid-in capital                                                       47,236          46,701
     Accumulated other comprehensive loss                                               (127)         (3,046)
     Accumulated deficit                                                             (18,819)        (11,773)
     Treasury stock, at cost, 1,539,927
        and 1,460,027 shares, respectively                                           (20,570)        (20,228)
                                                                                   ---------       ---------

        Total stockholders' equity                                                   104,263         102,172
                                                                                   ---------       ---------

        Total liabilities and stockholders' equity                                 $ 267,711       $ 275,977
                                                                                   =========       =========

See Notes to Condensed Consolidated Financial Statements.

                              KATY INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
            THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002
             (Thousands of Dollars, Except Share and Per Share Data)
                                   (Unaudited)

                                                                           Three Months                     Six Months
                                                                          Ended June 30                   Ended June 30
                                                                         2003            2002            2003            2002
                                                                    ---------       ---------       ---------       ---------
Net sales                                                           $ 105,359       $ 108,461       $ 201,199       $ 209,986
Cost of goods sold                                                    (89,804)        (90,727)       (168,876)       (174,778)
                                                                    ---------       ---------       ---------       ---------
   Gross profit                                                        15,555          17,734          32,323          35,208
Selling, general and administrative expenses                          (16,120)        (16,575)        (31,867)        (32,273)
Severance, restructuring and related charges                           (1,713)         (3,785)         (1,941)         (6,081)
Impairments of long-lived assets                                       (1,800)         (2,394)         (1,800)         (2,394)
Loss on SESCO transaction                                                  --              --              --          (6,010)
                                                                    ---------       ---------       ---------       ---------
   Operating loss                                                      (4,078)         (5,020)         (3,285)        (11,550)
Equity in income (loss) of equity method investment                       156             339            (211)            646
Interest, net                                                          (1,171)         (1,450)         (3,563)         (2,904)
Other, net                                                                483            (139)          1,197            (219)
                                                                    ---------       ---------       ---------       ---------

Loss before provision for income taxes                                 (4,610)         (6,270)         (5,862)        (14,027)

Provision for income taxes                                               (396)           (672)           (939)           (672)
                                                                    ---------       ---------       ---------       ---------

Loss from continuing operations before distributions on
       preferred interest of subsidiary                                (5,006)         (6,942)         (6,801)        (14,699)

Distributions on preferred interest of subsidiary (net of tax)             --            (328)           (123)           (656)
                                                                    ---------       ---------       ---------       ---------

Loss from continuing operations                                        (5,006)         (7,270)         (6,924)        (15,355)

Income from operations of discontinued businesses                          --             700              74           1,195
Loss on sale of discontinued businesses                                  (196)             --            (196)             --
                                                                    ---------       ---------       ---------       ---------

Net loss                                                               (5,202)         (6,570)         (7,046)        (14,160)

Gain on early redemption of preferred interest of subsidiary               --              --           6,560              --
Payment in kind dividends on convertible preferred stock               (3,011)         (2,615)         (6,025)         (5,237)
                                                                    ---------       ---------       ---------       ---------

Net loss attributable to common stockholders                        $  (8,213)      $  (9,185)      $  (6,511)      $ (19,397)
                                                                    =========       =========       =========       =========

Income (loss) per share of common stock - Basic and diluted
   Loss from continuing operations attributable
       to common stockholders                                       $   (0.96)      $   (1.18)      $   (0.76)      $   (2.46)
   Discontinued operations                                              (0.02)           0.08           (0.02)           0.14
                                                                    ---------       ---------       ---------       ---------
   Net loss attributable to common stockholders                     $   (0.98)      $   (1.10)      $   (0.78)      $   (2.32)
                                                                    =========       =========       =========       =========

Weighted average common shares outstanding (thousands):
       Basic and diluted                                                8,342           8,362           8,352           8,377
                                                                    =========       =========       =========       =========

See Notes to Condensed Consolidated Financial Statements.

                              KATY INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                             (Thousands of Dollars)
                                   (Unaudited)

                                                                               2003           2002
                                                                           --------       --------
Cash flows from operating activities:
     Net loss                                                              $ (7,046)      $(14,160)
     Loss (income) from operations of discontinued businesses                   122         (1,195)
                                                                           --------       --------
         Loss from continuing operations                                     (6,924)       (15,355)
     Depreciation and amortization                                           11,213         10,249
     Impairments of long-lived assets                                         1,800          2,394
     Write-off and amortization of debt issuance costs                        1,766            797
     Gain on sale of assets                                                    (803)           (55)
     Loss on SESCO transaction                                                   --          6,010
     Equity in loss (income) of equity method investment                        211           (646)
                                                                           --------       --------
                                                                              7,263          3,394
                                                                           --------       --------
     Changes in operating assets and liabilities:
         Accounts receivable                                                 (5,947)         1,180
         Inventories                                                           (687)        (5,320)
         Accounts payable                                                    (7,615)         4,148
         Accrued expenses                                                    (7,246)           696
         Other                                                                1,333          3,348
                                                                           --------       --------
                                                                            (20,162)         4,052
                                                                           --------       --------

     Net cash (used in) provided by continuing operations                   (12,899)         7,446
     Net cash (used in) provided by discontinued operations                    (714)         4,319
                                                                           --------       --------
     Net cash (used in) provided by operating activities                    (13,613)        11,765
                                                                           --------       --------

Cash flows from investing activities:
     Capital expenditures of continuing operations                           (4,722)        (6,207)
     Capital expenditures of discontinued operations                            (20)          (289)
     Acquisition of subsidiary, net of cash acquired                         (1,161)            --
     Collections of notes receivable from sales of subsidiaries                 930            447
     Proceeds from sale of subsidiary, net                                    7,451             --
     Proceeds from sale of assets                                             1,914             99
                                                                           --------       --------
     Net cash provided by (used in) investing activities                      4,392         (5,950)
                                                                           --------       --------

Cash flows from financing activities:
     Net borrowings on revolving loans, prior to Refinancing                  7,965          1,540
     Repayment of term loans prior to Refinancing                                --         (9,484)
     Repayment of borrowings under revolving loans at Refinancing           (52,716)            --
     Proceeds on initial borrowings at Refinancing -- term loans             20,000             --
     Proceeds on initial borrowings at Refinancing -- revolving loans        43,743             --
     Net borrowings on revolving loans following Refinancing                  7,257             --
     Repayments of term loans following Refinancing                          (2,904)            --
     Direct costs associated with debt facilities                            (1,415)          (311)
     Redemption of preferred interest of subsidiary                          (9,840)            --
     Repayment of real estate and chattel mortgages                            (700)            --
     Repurchases of common stock                                               (342)            --
                                                                           --------       --------
     Net cash provided by (used in) financing activities                     11,048         (8,255)
                                                                           --------       --------

Effect of exchange rate changes on cash and cash equivalents                      4           (178)
                                                                           --------       --------
Net increase (decrease) in cash and cash equivalents                          1,831         (2,618)
Cash and cash equivalents, beginning of period                                4,842          7,836
                                                                           --------       --------
Cash and cash equivalents, end of period                                   $  6,673       $  5,218
                                                                           ========       ========

See Notes to Condensed Consolidated Financial Statements.

                              KATY INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003

(1) Significant Accounting Policies

Consolidation Policy and Basis of Presentation

      The condensed consolidated financial statements include the accounts of Katy Industries, Inc. and subsidiaries in which it has a greater than 50% interest, collectively "Katy" or "the Company". All significant intercompany accounts, profits and transactions have been eliminated in consolidation. Investments in affiliates that are not majority owned and where the Company exercises significant influence are reported using the equity method. The condensed consolidated financial statements at June 30, 2003 and December 31, 2002 and for the three month and six month periods ended June 30, 2003 and June 30, 2002 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial condition and results of operations of the Company. Interim figures may not be indicative of results to be realized for the entire year. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K.

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

Inventories

      The components of inventories are as follows:

                                             June 30,           December 31,
                                               2003                2002
                                             --------           ------------
                                                (Thousands of dollars)
                                                ----------------------

      Raw materials                          $ 20,378            $ 19,472
      Work in process                           1,705               1,539
      Finished goods                           42,499              42,736
      Inventory reserves                       (5,607)             (5,780)
                                             --------            --------
                                             $ 58,975            $ 57,967
                                             ========            ========

      At June 30, 2003 and December 31, 2002, approximately 33% and 35%, respectively, of Katy's inventories were accounted for using the last-in, first-out ("LIFO") method of costing, while the remaining inventories were accounted for using the first-in, first-out ("FIFO") method. Current cost, as determined using the FIFO method, exceeded LIFO cost by $2.1 million and $1.3 million at June 30, 2003 and December 31, 2002, respectively.

Property, Plant and Equipment

      As of January 1, 2003, the Company revised its estimate of the useful life of certain manufacturing assets, specifically molds and tooling equipment used in the manufacture of plastic products, from seven to five years. This change in estimate was made following significant impairments to these types of assets recorded during 2002. This change in estimate resulted in approximately $1.2 million and $2.4 million of incremental depreciation during the three and six month periods ended June 30, 2003, respectively, versus the amount that would have been recorded had the useful life not been changed.

      Refer to Note 5 for a discussion on impairments of long-lived assets shown on the Condensed Consolidated Statements of Operations.

      In accordance with Statement of Financial Accounting Standards (SFAS) No. 143, Accounting for Asset Retirement Obligations, the Company has recorded an asset and related liability for retirement obligations associated with returning certain leased properties to the respective lessor upon the termination of the lease agreements.

Stock Options and Other Stock Awards

      The Company follows the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, regarding accounting for stock options and other stock awards. APB Opinion No. 25 dictates a measurement date concept in the determination of compensation expense related to stock awards including stock options, restricted stock, and stock appreciation rights. Katy's outstanding stock options all have established measurement dates and therefore, fixed plan accounting is applied, generally resulting in no compensation expense for stock option awards. However, the Company has issued stock appreciation rights and restricted stock awards which are accounted for as variable stock compensation awards and compensation expense has been recorded for these awards. Compensation expense recorded relative to stock awards was zero and $8.0 thousand for both the three and six months ended June 30, 2003 and June 30, 2002, respectively. Compensation expense recorded pertinent to the vesting of stock appreciation rights was $0.4 million and zero for both the three and six months ended June 30, 2003 and June 30, 2002, respectively. Compensation expense for stock awards is recorded in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

      The Company applies APB Opinion No. 25 and related interpretations in accounting for stock options. SFAS No. 123, Accounting for Stock-Based Compensation was issued and, if fully adopted by the Company, would change the method for recognition of expense related to option grants to employees. Under SFAS No. 123, compensation cost would be recorded based upon the fair value of each option at the date of grant using an option-pricing model that takes into account as of the grant date the exercise price and expected life of the option, the current price of the underlying stock and its expected volatility, expected dividends on the stock and the risk-free interest rate for the expected term of the option. Options granted in the second quarter of 2003 and the second quarter of 2002 were zero and 6,000, respectively. No stock options were granted in either the first quarter of 2003 or the first quarter of 2002.

      In December 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. This standard provides alternative methods of transition for a voluntary change to the fair value based methods of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation, to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure provisions of the new standard were adopted by the Company at December 31, 2002. Katy will continue to comply with the provisions under APB Opinion No. 25, Accounting for Stock Issued to Employees, for accounting for stock-based employee compensation. The disclosure provisions of SFAS No. 148 were adopted in 2002.

      The fair value of each option grant is estimated on the date of grant using a Black-Scholes option-pricing model with an expected life of five to ten years for all grants. Had compensation cost been determined based on the fair value method of SFAS No. 123, the Company's net loss and loss per share would have been reduced to the pro forma amounts indicated below (thousands of dollars except per share data).

                                                                 Three Months             Six Months
                                                                Ended June 30           Ended June 30
                                                               2003        2002        2003        2002
                                                             -------     -------     -------     --------
Net loss attributable to common stockholders, as reported    $(8,213)    $(9,185)    $(6,511)    $(19,397)
Deduct: Total stock-based employee
    compensation expense determined under fair
    value based method for all awards, net of
    related tax effects                                         (161)        (50)       (191)         (80)
                                                             -------     -------     -------     --------

Pro forma net loss                                           $(8,374)    $(9,235)    $(6,702)    $(19,477)
                                                             =======     =======     =======     ========

Loss per share
    Basic and diluted - as reported                          $ (0.98)    $ (1.10)    $ (0.78)    $  (2.32)
    Basic and diluted - pro forma                            $ (1.00)    $ (1.11)    $ (0.80)    $  (2.33)

(2) New Accounting Pronouncements

      In April 2002, the FASB released SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 rescinds and makes technical corrections regarding various topics, including early extinguishments of debt and sale-leaseback transactions. The statement is effective for fiscal years beginning after May 15, 2002. The Company adopted SFAS No. 145 on January 1, 2003. SFAS No. 145 requires that certain costs and losses associated with early extinguishments of debt be reported as interest expense as a component of income from continuing operations, whereas the prior accounting guidance provided for classification of these costs and losses as extraordinary items, reported separately on a tax-effected basis after income from continuing operations. The adoption of SFAS No. 145 will require that the Company reclassify a $1.2 million after-tax ($1.8 million pre-tax) write-off of previously capitalized debt costs that occurred during 2001 from its previous classification as an extraordinary item to interest, net, a component of income from continuing operations during 2001. Future write-offs of capitalized debt costs will be classified as interest expense in a similar manner. As a result of the refinancing of our borrowing facility in February 2003, the Company wrote off approximately $1.2 (pre-tax) million of unamortized debt costs, during the first quarter of 2003. These costs have been reported as interest expense, a component of income from continuing operations.

      In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. Previous accounting guidance was provided by Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring). SFAS No. 146 nullifies EITF Issue No. 94-3. The new standard is effective for exit or restructuring activities initiated after December 31, 2002. The Company has initiated since January 1, 2003 and is further considering a number of restructuring and exit activities, including plant closings and consolidation of facilities. Since these activities have been or will be initiated after December 31, 2002, this statement could have a significant impact on the timing of the recognition of these costs in our statements of operations, tending to spread the costs out as opposed to recognition of a large portion of the costs at the time the Company commits to and communicates such restructuring and exit plans. Our operating plans call for additional restructuring and facility consolidation activity during the remainder of 2003 and 2004, concerned mainly with the further consolidation of St. Louis, Missouri plastics manufacturing facilities, and restructuring and consolidation of certain abrasives manufacturing facilities. The Company has adopted the provisions of SFAS No. 146 for all restructuring activities initiated after December 31, 2002.

      In January 2003, the FASB released FASB Interpretation No. (FIN) 46, Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51. FIN 46 clarifies issues regarding the consolidation of entities which may have features that make it unclear whether consolidation or equity method accounting is appropriate. FIN 46 is effective in the third quarter of 2003 for variable interest entities created prior to February 1, 2003. Katy is evaluating FIN 46 to determine any potential impact on its financial reporting, specifically relating to the potential consolidation of Savannah Energy Systems Company (SESCO) and the equity method investment in Sahlman Holding Company, Inc. (Sahlman).

      In April 2003, the FASB released SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. Katy does not expect SFAS No. 149 to impact its results of operations or financial position.

      In May 2003, the FASB released SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Liabilities and Equity. SFAS No. 150 establishes standards for how certain financial instruments with characteristics of both liabilities and equity are to be classified and measured. It requires that certain financial instruments within its scope be classified as a liability (or an asset in some circumstances), while many of those instruments were previously classified as equity. SFAS No. 150 is effective in the third quarter of 2003. Katy is evaluating SFAS No. 150 to determine any potential impact on its financial reporting, primarily with respect to its 15% Convertible Preferred Stock.

(3) Goodwill and Intangible Assets

      During 2002, Katy completed the transition to SFAS No. 142, Goodwill and Other Intangible Assets. As a result, amortization of goodwill ceased as of January 1, 2002. There have been no changes to goodwill during the six months ended June 30, 2003.

      Following is detailed information regarding Katy's intangible assets (in thousands):

                                          June 30,       December 31,
                                            2003             2002
                                          --------       ------------
      Tradenames                          $  9,056         $  8,916
      Customer lists                        21,868           21,447
      Patents                                4,641            4,283
      Non-compete agreements                 1,000            1,000
                                          --------         --------

            Subtotal                        36,565           35,646
      Accumulated amortization             (11,293)         (10,155)
                                          --------         --------

            Intangible assets, net        $ 25,272         $ 25,491
                                          ========         ========

      The increase in intangibles from December 31, 2002 to June 30, 2003 can be primarily attributed to tradenames ($0.1 million) and customer lists ($0.4 million) acquired in connection with the purchase of Spraychem (see Note 7), as well as the impact of exchange rates on patents ($0.4 million).

      Katy recorded amortization expense on intangible assets of $1.1 million and $1.1 million in the six-month periods ending June 30, 2003 and 2002, respectively.

      Estimated aggregate amortization expense related to intangible assets is (in thousands):

            2003        $1,941
            2004         1,724
            2005         1,724
            2006         1,724
            2007         1,724

      Intangible assets are reviewed for impairment if events or circumstances indicate the carrying amount of these assets may not be recoverable through future undiscounted cash flows. If this review indicates that the carrying value of these assets will not be recoverable, based on future undiscounted net cash flows from the use of these assets, the carrying value is reduced to the fair value. The carrying value of goodwill and intangible assets is reviewed by the Company annually in accordance with SFAS No. 142. Management believes that no impairments of goodwill or identifiable intangible assets has occurred at June 30, 2003.

(4) Discontinued Operations

      Two of Katy's operations have been classified as discontinued operations as of June 30, 2003, and for all periods shown, in accordance with SFAS No. 144, Accounting for the Impairments or Disposal of Long Lived Assets. The Company adopted SFAS No. 144 on January 1, 2002.

      Hamilton Precision Metals, L.P. (Hamilton) was sold on October 31, 2002, with Katy collecting net proceeds of $12.4 million. These proceeds were used primarily to pay off the remaining balance of the Company's then outstanding term debt. The Company may receive additional payments in the future dependent upon the occurrence of certain events associated with Hamilton's financial performance. These contingent amounts have not been recorded as receivables on the Condensed Consolidated Balance Sheets. A gain (net of tax) on the sale of Hamilton of $3.3 million was recognized in the fourth quarter of 2002 as a result of the sale.

      GC/Waldom Electronics, Inc. (GC/Waldom) was held for sale at December 31, 2002 and was sold on April 2, 2003, with Katy collecting net proceeds of $7.5 million. The proceeds were used to pay down a portion of the Company's term loans ($2.2 million), as well as the Company's revolving credit loans. A loss on the sale of GC/Waldom of $0.2 million was recognized in the second quarter of 2003 as a result of the sale.

      Both Hamilton and GC/Waldom have historically been presented as part of the Electrical Products group for segment reporting purposes. Management and the board of Katy determined that these businesses were not core to the Company's long-range strategic goals.

      The historical operating results have been segregated as "Discontinued operations" on the Condensed Consolidated Statements of Operations and the related assets and liabilities have been separately identified on the Condensed Consolidated Balance Sheets. Following is a summary of the major asset and liability categories for the discontinued operations (in thousands):

                                                     June 30,       December 31,
                                                       2003             2002
                                                     --------       ------------

Current assets
      Trade accounts receivable, net                  $   --           $1,738
      Inventories                                         --            4,164
      Other                                               --               68
                                                      ------           ------
                                                      $   --           $5,970
                                                      ======           ======
Non-current assets
      Net property and equipment                      $   --            3,100
                                                      ------           ------
                                                      $   --           $3,100
                                                      ======           ======
Current liabilities
      Accounts payable                                $   --           $1,415
      Other                                              142            1,029
                                                      ------           ------
                                                      $  142           $2,444
                                                      ======           ======

Non-current liabilities                               $   52           $   --
                                                      ======           ======

      Selected financial data for the discontinued operations is summarized as follows (in thousands):

                                                 Three Months Ended June 30,  Six Months Ended June 30,
                                                      2003         2002           2003          2002
                                                     ------       ------        -------       -------
Net sales                                            $   --       $9,166        $ 6,032       $17,911
                                                     ======       ======        =======       =======
(Loss) income before provision for income taxes      $ (196)      $  700        $  (122)      $ 1,195
                                                     ======       ======        =======       =======

      Katy anticipates that the implementation of SFAS No. 144 could have a future impact on its financial reporting as 1) Katy is considering divestitures of certain businesses and exiting of certain facilities and operational activities, 2) the statement broadens the presentation of discontinued operations, and 3) the Company anticipates that impairments of long-lived assets may be necessitated as a result of the above contemplated actions. If certain divestitures occur, they may qualify as discontinued operations under SFAS No. 144, whereas they would have not met the requirements of discontinued operations treatment under APB Opinion No. 30. However, the Company does not feel that it is probable that these divestitures will occur within one year, and notes that significant changes to plans or intentions may occur. Therefore, these operations have not presently been classified as discontinued operations.

(5) Impairments of Long-Lived Assets

      During the second quarter of 2003, certain manufacturing assets at the Contico business unit were evaluated and determined to be impaired, resulting in charges of $1.8 million. These impairments were the result of management's conclusion that the carrying values of the assets would not be recovered by future cash flows. The assets are primarily injection molding machines at the Hazelwood, Missouri operation (Hazelwood), a facility that is the subject of a restructuring plan which is expected to take place during the last half of 2003. The restructuring will involve the reduction in scope of the Hazelwood operation, as a portion of its manufacturing capacity is expected to be transferred to the Bridgeton, Missouri facility (Bridgeton) or sold. During the second quarter of 2002, certain of Contico's other manufacturing assets were impaired, resulting in charges of $2.4 million. These assets had been located at the St. Louis, Missouri facility (Warson Road), which has been closed and consolidated into the Bridgeton facility.

(6) Equity Method Investment

      Katy owns a 43% equity investment in Sahlman that is accounted for under the equity method. Sahlman is in the business of harvesting shrimp off the coast of South and Central America, and farming shrimp in Nicaragua. Sahlman's customers are primarily in the United States. Sahlman experienced poor results of operations in 2002, primarily as a result of very low prices paid to producers for shrimp. Increased foreign competition, especially from Asia, has had a significant downward impact on shrimp prices in the United States. Based upon a review of Sahlman's financial results for 2002 (and year to date in 2003), and an initial study of the status of the shrimp industry and markets in the United States, Management has concluded there is a need for evaluating the business further to determine if there is a loss in the value of the investment that is other than temporary. In accordance with Accounting Principles Board
(APB) Opinion No. 18, The Equity Method for Accounting for Investments in Common Stock, losses in the value of equity investments that are other than temporary should be recognized. Once the Company completes a full evaluation and determines a reasonable estimate of the value of its investment in Sahlman, the carrying value will be adjusted to such estimate, if it is less than the carrying value at that point in time.

(7) Acquisitions

      During the second quarter of 2003, Katy acquired Spraychem, Limited (Spraychem), a United Kingdom distributor of spray bottles and related products. The purchase price for Spraychem was approximately $1.2 million, net of cash acquired of $0.3 million. Spraychem's annual revenues were approximately $2.6 million. In connection with the acquisition, Katy allocated the purchase price to the acquired net tangible assets, customer lists and tradenames at their estimated fair values. The Spraychem acquisition is not material for presentation of pro forma information.

(8) Sale of Assets

      During February 2003, Katy's Woods Industries, Inc. (Woods U.S.) subsidiary sold its wire fabrication facility in Moorseville, Indiana (Moorseville). The assets sold consisted of land, building and equipment. The sale of the Moorseville facility followed the shut down by Woods U.S. in December 2002 of all manufacturing facilities in the U.S. Gross proceeds from the sale were $1.9 million. Proceeds were used to pay off a $0.7 million mortgage debt payable related specifically to the Moorseville property, with the remainder reducing Katy's outstanding debt obligations. Katy recognized a gain on the sale of $0.8 million, which is included as a component of other, net on the Condensed Consolidated Statements of Operations.

(9) SESCO Partnership

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

      The partnership, with Montenay's leadership, assumed SESCO's position in various contracts relating to the facility's operation. Under the partnership agreement, SESCO contributed its assets and liabilities (except for its liability under the loan agreement with the Resource Recovery Development Authority (the Authority) of the City of Savannah and the related receivable under the service agreement with the Authority) to the partnership. While SESCO will maintain a 99% interest as a limited partner, Montenay will have most of the day to day responsibility for administration, operations, financing and other matters of the partnership, and accordingly, the partnership will not be consolidated. Katy agreed to pay Montenay $6.6 million over the span of seven years under a note payable as part of the partnership and related agreements. Certain amounts may be due to SESCO upon expiration of the service agreement in 2008; also, Montenay may purchase SESCO's interest in the partnership at that time. Katy has not recorded any amounts receivable or other assets relating to amounts that may be received at the time the service agreement expires, given their uncertainty.

      The Company made a payment of $0.8 million in July 2002 on the $6.6 million note. The table below schedules the remaining payments as of June 30, 2003 which are reflected in accrued expenses and other liabilities in the Condensed Consolidated Balance Sheet (in thousands):

                              2003                 $ 1,000
                              2004                   1,000
                              2005                   1,050
                              2006                   1,100
                              2007                   1,100
                              2008                     550
                                                   -------
                                                   $ 5,800
                                                   =======

      In the first quarter of 2002, the Company recognized a charge of $6.0 million, consisting of 1) the discounted value of the $6.6 million note, 2) the carrying value of certain assets contributed to the partnership, consisting primarily of machinery spare parts, and 3) costs to close the transaction. It should be noted that all of SESCO's long-lived assets were reduced to a zero value at March 31, 2002, so no additional impairment was required. On a going forward basis, Katy would expect that income statement activity associated with its involvement in the partnership will not be material, and Katy's consolidated balance sheet will carry the liability mentioned above.

      In 1984, the Authority issued $55.0 million of Industrial Revenue Bonds and lent the proceeds to SESCO under the loan agreement for the acquisition and construction of the waste-to-energy facility that has now been transferred to the partnership. The funds required to repay the loan agreement come from the monthly disposal fee, paid by the Authority under the service agreement for certain waste disposal services, a component of which is for debt service. To induce the required parties to consent to the SESCO partnership transaction, SESCO retained its liability under the loan agreement. In connection with that liability, SESCO also retained its right to receive the debt service component of the monthly disposal fee.

      Based on an opinion from outside legal counsel, SESCO has a legally enforceable right to offset amounts it owes to the Authority under the loan agreement against amounts that are owed from the Authority under the service agreement. At June 30, 2003, this amount was $35.8 million. Accordingly, the amounts owed to and due from SESCO have been netted for financial reporting purposes and are not shown on the Condensed Consolidated Balance Sheet.

      In addition to SESCO retaining its liabilities under the loan agreement, to induce the required parties to consent to the partnership transaction, Katy also continues to guarantee the obligations of the partnership under the service agreement. The partnership is liable for liquidated damages under the service agreement if it fails to accept the minimum amount of waste or to meet other performance standards under the service agreement. The liquidated damages, an off balance sheet risk for Katy, are equal to the amount of the bonds outstanding, less $4.0 million maintained in a debt service reserve trust. Management does not expect non-performance by the other parties. Additionally, Montenay has agreed to indemnify Katy for any breach of the service agreement by the partnership.

      Following are scheduled principal repayments on the loan agreement (and the Industrial Revenue Bonds) as of June 30, 2003 (in thousands):

                               2003                $5,385
                               2004                 6,765
                               2005                 8,370
                               2006                15,300
                                                  -------
                              Total               $35,820
                                                  =======

(10) Indebtedness

      On February 3, 2003, the Company refinanced its indebtedness (the Refinancing) and entered into a new credit facility agented by Fleet Capital Corporation (the Fleet Credit Agreement). The new $110.0 million facility, which is comprised of a $20.0 million term loan (Term Loan) and $90.0 million of revolving credit (Revolving Credit Facility), involves a syndicate of banks, all of whom had participated in the credit facility that was refinanced (the Deutsche Bank Credit Agreement). The Fleet Credit Agreement is an asset-based lending agreement, and is generally on similar terms to those found in the Deutsche Bank Credit Agreement.

      Below is a summary of the sources and uses associated with the funding of the Fleet Credit Agreement (in thousands):

Sources:
Term borrowings under the Fleet Credit Agreement                                       $20,000
Revolving borrowings under the Fleet Credit Agreement                                   43,743
                                                                                       -------
                                                                                       $63,743
                                                                                       =======
Uses:
Payment of principal and interest under the Deutsche Bank Credit Agreement             $52,895
Purchase of the remaining preferred interest of subsidiary at a discount                 9,840
Payment of accrued distribtutions on one-half of preferred interest of subsidiary          122
Certain costs associated with the Fleet Credit Agreement                                   886
                                                                                       -------
                                                                                       $63,743
                                                                                       =======

      Under the Fleet Credit Agreement, the Term Loan has a final maturity date of February 3, 2008 and quarterly repayments of $0.7 million, two of which have been made to date. A final payment of $4.2 million will be made in 2008. The Term Loan is collateralized by the Company's property, plant and equipment. The Revolving Credit Facility also has an expiration date of February 3, 2008. The borrowing base of the Revolving Credit Facility is determined by eligible inventory and accounts receivable. Unused borrowing availability on the Revolving Credit Facility was $16.6 million at June 30, 2003. All extensions of credit under the Fleet Credit Agreement are collateralized by a first priority perfected security interest in and lien upon the capital stock of each material domestic subsidiary (65% of the capital stock of each material foreign subsidiary), and all present and future assets and properties of Katy. Customary financial covenants and restrictions apply under the Fleet Credit Agreement, with which the Company was in compliance at June 30, 2003. Until June 30, 2003, interest accrued on Revolving Credit Facility borrowings at 225 basis points over applicable LIBOR rates and at 250 basis points over LIBOR for Term Loan borrowings. Subsequent to June 30, 2003, margins are determined on a pricing matrix which factors operating performance into the pricing grid. Margins drop an additional 25 basis points in the most favorable pricing grid from the pre-June 30, 2003 levels for both revolving and term loans. Interest accrues at higher margins on prime rates for swing loans.

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

      Long-term debt consists of the following:

                                                                                June 30,       December 31,
                                                                                  2003             2002
                                                                                --------       ------------
                                                                                  (Thousands of Dollars)
Term loan payable under Fleet Credit Agreement, interest based on
        LIBOR and Prime Rates (3.38% - 5.25%), due through 2008                 $ 17,096         $     --
Revolving loans payable under Fleet Credit Agreement, interest based on
        LIBOR and Prime Rates (3.63 - 5.00%)                                      51,000               --
Revolving loans payable under Deutsche Bank Credit Agreement, interest
        based on Eurodollar and Prime Rates (3.75 - 5.50%)                            --           44,751
Real estate and chattel mortgages, with interest at fixed rates (7.14%),
        due through 2003                                                              --              700
                                                                                --------         --------
Total debt                                                                        68,096           45,451
Less revolving loans, classified as current (see below)                          (51,000)         (44,751)
Less current maturities                                                           (2,857)            (700)
                                                                                --------         --------
Long-term debt                                                                  $ 14,239         $     --
                                                                                ========         ========

      Aggregate remaining scheduled maturities of the Term Loan as of June 30, 2003 are as follows (in thousands):

             2003          $ 1,429
             2004            2,857
             2005            2,857
             2006            2,857
             2007            2,857
             2008            4,239

      The Revolving Credit Facility under the Fleet Credit Agreement requires lockbox agreements which provide for all receipts to be swept daily to reduce borrowings outstanding. These agreements, combined with the existence of a material adverse effect (MAE) clause in the Fleet Credit Agreement, causes the Revolving Credit Facility to be classified as a current liability, per guidance in the Emerging Issues Task Force (EITF) Issue No. 95-22, Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement. However, the Company does not expect to repay, or be required to repay, within one year, the balance of the Revolving Credit Facility classified as a current liability. The MAE clause, which is a fairly typical requirement in commercial credit agreements, allows the lender to require the loan to become due if it determines there has been a material adverse effect on our operations, business, properties, assets, liabilities, condition or prospects. The classification of the Revolving Credit Facility as a current liability is a result only of the combination of the two aforementioned factors: the lockbox agreements and the MAE clause. The Revolving Credit Facility does not expire or have a maturity date within one year, but rather has a final expiration date of January 31, 2008. Also, the Company was in compliance with the applicable financial covenants at June 30, 2003. The lender had not notified Katy of any indication of a MAE at June 30, 2003, and to Management's knowledge, the Company was not in default of any provision of the Fleet Credit Agreement at June 30, 2003.

(11) Preferred Interest in Subsidiary

      Coincident with the refinancing of Katy's debt obligations discussed in
Note 10, the Company redeemed early, at a discount, the remaining half of the preferred interest in Contico, plus accrued distributions thereon, which had a stated value of $16.4 million. Katy utilized approximately $10.0 million of the proceeds from the Fleet Credit Agreement for this purpose, with $9.8 million applied toward the preferred interest and the remainder applied toward accrued distributions through the date of the redemption. The difference between the amount paid on redemption and the stated value of preferred interest redeemed ($6.6 million pre-tax) was recognized as an increase to Additional Paid-in Capital on the Condensed Consolidated Balance Sheets, and is an addition to earnings available to common shareholders in the calculation of basic earnings per share during 2003.

(12) Income Taxes

      As of December 31, 2002, the Company had deferred tax assets, net of deferred tax liabilities, of $42.8 million. Domestic net operating loss (NOL) carry forwards comprised $22.8 million of the deferred tax assets. Katy's history of operating losses provides significant negative evidence with respect to the Company's ability to generate future taxable income, a requirement in order to recognize deferred tax assets on the Condensed Consolidated Balance Sheets. For this reason, the Company was unable at June 30, 2003 and December 31, 2002 to conclude that NOLs and other deferred tax assets would be utilized in the future. As a result, valuation allowances were recorded as of such dates for the full amount of deferred tax assets, net of the amount of deferred tax liabilities.

      The provision for income taxes reflected on the Condensed Consolidated Statements of Operations for the three months and six months ended June 30, 2003 and 2002 represents current tax expense associated with state and foreign taxes.

(13) Commitments and Contingencies

      As set forth more fully in the Company's 2002 Annual Report on Form 10-K, the Company and certain of its current and former direct and indirect corporate predecessors, subsidiaries and divisions are involved in remedial activities at certain present and former locations and have been identified by the United States Environmental Protection Agency (EPA), state environmental agencies and private parties as potentially responsible parties (PRPs) at a number of hazardous waste disposal sites under the Comprehensive Environmental Response, Compensation and Liability Act (Superfund) or equivalent state laws and, as such, may be liable for the cost of cleanup and other remedial activities at these sites. Responsibility for cleanup and other remedial activities at a Superfund site is typically shared among PRPs based on an allocation formula. Under the federal Superfund statute, parties could be held jointly and severally liable, thus subjecting them to potential individual liability for the entire cost of cleanup at the site. Based on its estimate of allocation of liability among PRPs, the probability that other PRPs, many of whom are large, solvent, public companies, will fully pay the costs apportioned to them, currently available information concerning the scope of contamination, estimated remediation costs, estimated legal fees and other factors, the Company has recorded and accrued for indicated environmental liabilities amounts that it deems reasonable and believes that any liability with respect to these matters in excess of the accruals will not be material. The ultimate costs will depend on a number of factors and the amount currently accrued represents management's best current estimate of the total costs to be incurred. The Company expects this amount to be substantially paid over the next one to four years.

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

      Although management believes that these actions individually and in the aggregate are not likely to have a material adverse effect on the Company's financial position, results of operations or cash flows, further costs could be significant and will be recorded as a charge to operations when such costs become probable and reasonably estimable.

(14) Stock Repurchase Program

      On April 20, 2003, the Company announced a plan to spend up to $5.0 million to repurchase shares of its common stock. As of June 30, 2003, the Company had spent $0.3 million in acquiring 79,900 shares in accordance with the plan.

(15) Industry Segment Information

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

      The following table sets forth information by segment:

                                                                     Three months ended June 30,       Six months ended June 30,
                                                                          2003              2002          2003              2002
                                                                     ---------         ---------     ---------         ---------
                                                                        (Thousands of dollars)          (Thousands of dollars)
Maintenance Products Group
     Net external sales                                              $  76,179         $  81,714     $ 150,392         $ 158,280
     Operating (loss) income                                              (639)           (1,799)        2,089             1,564
     Operating (deficit) margin                                           (0.8%)            (2.2%)         1.4%              1.0%
     Severance, restructuring and
        related charges                                                  1,128             2,413         1,337             3,141
     Impairments of long-lived assets                                    1,800             2,394         1,800             2,394
     Depreciation and amortization                                       4,799             4,726         9,924             9,501
     Capital expenditures                                                3,189             2,254         4,431             5,851

                                                                      June 30,      December 31,
                                                                          2003              2002
                                                                     ---------      ------------
     Total assets                                                    $ 197,386         $ 197,865

Electrical Products Group
     Net external sales                                              $  29,180         $  26,437     $  50,807         $  50,505
     Operating income (loss)                                               826            (1,088)        1,470            (2,003)
     Operating margin (deficit)                                            2.8%             (4.1%)         2.9%             (4.0%)
     Severance, restructuring and
        related charges                                                    211             1,116           225             2,429
     Depreciation and amortization                                         264               385           562               670
     Capital expenditures                                                  232               193           277               222

                                                                      June 30,      December 31,
                                                                          2003              2002
                                                                     ---------      ------------
     Total assets                                                    $  50,003         $  48,228

Total
     Net external sales                 - Operating segments         $ 105,359         $ 108,151     $ 201,199         $ 208,785
                                        - Other [a]                         --               310            --             1,201
                                                                     ---------         ---------     ---------         ---------
                                          Total                      $ 105,359         $ 108,461     $ 201,199         $ 209,986
                                                                     =========         =========     =========         =========

     Operating income (loss)            - Operating segments         $     187         $  (2,887)    $   3,559         $    (439)
                                        - Other [a]                         --                63            --            (6,696)
                                        - Unallocated corporate         (4,265)           (2,196)       (6,844)           (4,415)
                                                                     ---------         ---------     ---------         ---------
                                          Total                      $  (4,078)        $  (5,020)    $  (3,285)        $ (11,550)
                                                                     =========         =========     =========         =========

     Severance, restructuring and
        related charges                 - Operating segments         $   1,339         $   3,529     $   1,562         $   5,570
                                        - Unallocated corporate            374               256           379               511
                                                                     ---------         ---------     ---------         ---------
                                          Total                      $   1,713         $   3,785     $   1,941         $   6,081
                                                                     =========         =========     =========         =========

     Impairments of long-lived assets   - Operating segments         $   1,800         $   2,394     $   1,800         $   2,394
                                                                     ---------         ---------     ---------         ---------
                                          Total                      $   1,800         $   2,394     $   1,800         $   2,394
                                                                     =========         =========     =========         =========

     Depreciation and amortization      - Operating segments         $   5,063         $   5,111     $  10,486         $  10,171
                                        - Unallocated corporate            705                14           727                78
                                                                     ---------         ---------     ---------         ---------
                                          Total                      $   5,768         $   5,125     $  11,213         $  10,249
                                                                     =========         =========     =========         =========

     Capital expenditures               - Operating segments         $   3,421         $   2,447     $   4,708         $   6,073
                                        - Unallocated corporate              6                58            14               134
                                        - Discontinued operations           --               195            20               289
                                                                     ---------         ---------     ---------         ---------
                                          Total                      $   3,427         $   2,700     $   4,742         $   6,496
                                                                     =========         =========     =========         =========

                                                                      June 30,      December 31,
                                                                          2003              2002
                                                                     ---------      ------------
     Total assets                       - Operating segments         $ 247,389         $ 246,093
                                        - Other [a]                      7,102             7,626
                                        - Unallocated corporate         13,220            13,188
                                        - Discontinued operations           --             9,070
                                                                     ---------         ---------
                                          Total                      $ 267,711         $ 275,977
                                                                     =========         =========

[a] Amounts shown as "Other" represent items associated with the SESCO partnership and an equity investment in a shrimp harvesting and farming operation.

(16) Severance, Restructuring and Related Charges

      During the first and second quarters of 2003, the Company recorded $0.2 million and $1.7 million, respectively, for severance, restructuring and related charges pursuant to SFAS No. 146. These costs related to equipment moves, adjustments to non-cancelable lease liabilities for abandoned facilities, severance, and related charges associated with consolidation of facilities and administrative functions. Included in these costs were severance charges related to five administrative and fifteen operations employees at Contico's Santa Fe Springs, California facility (Santa Fe Springs). Costs were also incurred related to plastics manufacturing facilities at Warson Road, and the abrasives manufacturing facility in Wrens, Georgia (Wrens).

      During the fourth quarter of 2002, the Company recorded $2.4 million of severance and other exit costs associated with the shut down of the Woods manufacturing facilities in Indiana. Manufacturing operations were ceased in order to implement a more cost-effective procurement of finished goods inventory through sourcing with third party suppliers. As a result of this shut down, 361 employees were terminated. Woods incurred $1.5 million in severance, pension, and other employee-related costs associated with the employee terminations. Woods also incurred a charge for the creation of a liability for non-cancelable lease costs at abandoned production facilities of $0.8 million. An additional $0.1 million of other exit costs were incurred related to facility repairs and other minor expenses. Woods also incurred $0.9 million of inventory write-offs related to raw and packaging materials that will not be utilized efficiently with the change-over to a fully sourced inventory strategy. Contico incurred restructuring costs of $0.6 million in the fourth quarter of 2002 associated with costs of revaluing their non-cancelable lease liability at the Warson Road and Earth City, Missouri (Earth City) facilities, and $0.3 million of costs in moving inventory and equipment from the Warson Road facility to the Bridgeton facility, as discussed below. Each of these facilities is in the St. Louis, Missouri area.

      During the third quarter of 2002, the Company recorded $9.5 million of severance, restructuring and related charges. During the third quarter, the Company committed to a plan to abandon the Earth City facility and to consolidate its operations into the Bridgeton facility. As a result, a $7.1 million charge was recorded to accrue a liability for non-cancelable lease payments associated with the Earth City facility. Also during the third quarter, the Contico business recorded a $1.4 million charge related to rent and other facility costs associated with its Warson Road facility, whose operations are also being consolidated into the Bridgeton facility. A charge of $1.8 million was recorded in the second quarter of 2002 for the Warson Road facility, and the additional amount of $1.4 million was recorded after consideration of the market for sub-leasing and to accrue costs to refurbish the facility. The Contico business recorded related charges of $0.2 million incurred in moving inventory and equipment from the Warson Road facility to the Bridgeton facility, and $0.2 million in severance costs. The Corporate group recorded a $0.1 million charge for non-cancelable lease payments related to the former corporate headquarters. Also in the third quarter of 2002, a charge of $0.5 million was recorded for payments for consultants working with the Company on sourcing and other manufacturing and production efficiency initiatives.

      During the second quarter of 2002, the Company recorded $3.8 million of severance, restructuring and related charges. Approximately $1.6 million of the charges related to accruals for payments for consultants working with the Company on sourcing and other manufacturing and production efficiency initiatives. Additionally, net non-cancelable rental payments of $1.8 million associated with the shut down of Contico's Warson Road facility were charged to operations during the quarter ended June 30, 2002, as well as involuntary termination benefits of $0.1 million. The Warson Road facility shutdown involved a reduction in workforce of nineteen employees. The remaining $0.3 million (for involuntary termination benefits) related to SESCO and for various integration costs in the consolidation of administrative functions into St. Louis, Missouri, from various operating divisions in the Maintenance Products group.

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

                                                                          One-time        Contract
                                                                         Termination     Termination
                                                             Total        Benefits          Costs          Other
                                                           --------      -----------     ------------     -------
      Restructuring liabilities at December 31, 2002       $ 14,499        $ 2,085        $ 10,885        $ 1,529
          Additions to restructuring liabilities              1,941            703             631            607
          Payments on restructuring liabilities              (5,283)        (1,696)         (1,626)        (1,961)
                                                           --------        -------        --------        -------
        Restructuring liabilities at June 30, 2003         $ 11,157        $ 1,092        $  9,890        $   175
                                                           ========        =======        ========        =======

      The table below summarizes the remaining future obligations for severance and restructuring charges detailed above as of June 30, 2003 (in thousands):

           2003            $ 4,117
           2004              1,592
           2005              1,601
           2006              1,368
           2007              1,300
        Thereafter           1,179
                           -------
      Total Payments       $11,157
                           =======

                 Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three Months Ended June 30, 2003 versus Three Months Ended June 30, 2002

      The table below and the narrative that follows summarize the key factors in the year-to-year changes in operating results.

                                                                 Three months ended June 30,        Percentage
                                                                     2003               2002         Variance
                                                                ---------          ---------        ----------
                                                                   (Thousands of dollars)
Maintenance Products Group [d]
        Net external sales                                      $  76,179          $  81,714           (6.8%)
        Operating loss                                               (639)            (1,799)          64.5%
        Operating deficit                                            (0.8%)             (2.2%)          N/A
        Severance, restructuring and related charges                1,128              2,413          (53.3%)
        Impairments of long-lived assets                            1,800              2,394          (24.8%)
        Depreciation and amortization                               4,799              4,726            1.5%
        Capital expenditures                                        3,189              2,254           41.5%

                                                                 June 30,       December 31,        Percentage
                                                                     2003               2002         Variance
                                                                ---------       ------------        ----------
        Total assets                                            $ 197,386          $ 197,865           (0.2%)

Electrical Products Group [e]
        Net external sales                                      $  29,180          $  26,437           10.4%
        Operating income (loss)                                       826             (1,088)         175.9%
        Operating margin (deficit)                                    2.8%              (4.1%)          N/A
        Severance, restructuring and related charges                  211              1,116          (81.1%)
        Depreciation and amortization                                 264                385          (31.4%)
        Capital expenditures                                          232                193           20.2%

                                                                 June 30,       December 31,        Percentage
                                                                     2003               2002         Variance
                                                                ---------       ------------        ----------
        Total assets                                            $  50,003          $  48,228           (3.7%)

Total Company [a]
        Net external sales [b]                                  $ 105,359          $ 108,461           (2.9%)
        Operating loss [b]                                         (4,078)            (5,020)          18.8%
        Operating deficit [b]                                        (3.9%)             (4.6%)          N/A
        Severance, restructuring and related charges [b]            1,713              3,785          (54.7%)
        Impairments of long-lived assets [b]                        1,800              2,394          (24.8%)
        Depreciation and amortization [b]                           5,768              5,125           12.5%
        Capital expenditures [c]                                    3,427              2,700           26.9%

                                                                 June 30,       December 31,        Percentage
                                                                     2003               2002         Variance
                                                                ---------       ------------        ----------
        Total assets [c]                                        $ 267,711          $ 275,977           (3.0%)

[a] Included in "Total Company" are certain amounts in addition to those shown for the Maintenance Products and

      Electrical Products segments, including amounts associated with 1) unallocated corporate expenses, 2) our equity investment in a shrimp harvesting and farming operation, and 3) our waste-to-energy facility (SESCO). See Note 15 to the Condensed Consolidated Financial Statements for detailed reconciliations of segment information to the Consolidated Financial Statements.

[b]   Excludes discontinued operations

[c]   Includes discontinued operations

[d] Includes Contico, Continental Manufacturing, Contico U.K., Disco, Duckback Products, Gemtex, Glit/Mictrotron, Loren Products, and Wilen Products.

[e]   Includes Woods U.S. and Woods Canada

      Sales in the Maintenance Products group decreased from $81.7 million to $76.2 million, a decrease of $5.5 million or 6.8%. The most significant sales shortfalls to prior year were realized in the businesses that sell to commercial customers, including Contico's janitorial/sanitation plastics business. We believe that this business continues to be impacted by the slow economy and reduced demand for cleaning products, due to commercial real estate vacancy rates and reduced demand in the travel and hospitality industries. Sales were also lower at the Gemtex business unit, which sells abrasive products mainly to industrial customers, primarily due to increased foreign competition. Sales were lower at the Loren Products business unit, particularly with regard to their roofing products, largely due to general economic conditions and their impact on construction activity.

      The Maintenance Products group's operating results improved from an operating loss of ($1.8) million in the second quarter of 2002 to an operating loss of ($0.6) million in the second quarter of 2003, an improvement of 64.5%. Operating loss was impacted in both years by severance, restructuring and related charges, as well as by impairments of long-lived assets. Excluding these items, operating income decreased by $0.7 million, or 23.9%. Profitability was lower at Loren and Gemtex, driven by the issues described above, and also at the consumer plastics business in the U.K., which saw operating income drop as a result of higher than expected customer returns and high promotional activity. Profitability was improved at both the consumer and janitorial/sanitation businesses of Contico in the U.S., benefiting from the implementation of cost reduction strategies. In addition, operating results were negatively impacted by $1.2 million of incremental depreciation related to the revision of the estimated useful lives of certain manufacturing assets related to plastic products.

      The Maintenance Products group recorded severance, restructuring and related charges of $1.1 million during the second quarter of 2003 and $2.4 million during the second quarter of 2002. The 2003 costs were related primarily to equipment moves, adjustments to non-cancelable lease liabilities for abandoned facilities, severance, and other costs associated with consolidation of facilities and administrative functions. During the second quarter of 2003, the group also recorded impairments of long-lived assets of $1.8 million, primarily associated with the injection molding machines at the Hazelwood manufacturing facility. The 2002 costs consisted primarily of net non-cancelable lease rentals and severance related to the Warson Road facility, as well as consultant fees associated with the company-wide sourcing project, and integration costs associated with consolidation of administrative functions. During the second quarter of 2002, the group recorded impairments of long-lived assets associated primarily with the Warson Road manufacturing facility (shut down in the third quarter of 2002), of $2.4 million.

      Sales in the Electrical Products group increased from $26.4 million to $29.2 million, an increase of 10.4%. The increase was primarily attributable to higher sales at the Woods Canada business unit, partially offset by a small decrease at the Woods U.S. business unit. Woods Canada's sales to its larger customers are all positive year over year through June 2003, and Woods Canada continues to experience strength in their garden lighting business.

      The Electrical Products group's operating income (loss) improved from a loss of ($1.1) million to income of $0.8 million, an increase of 176%. Operating income was impacted in both years by severance, restructuring and related charges. Excluding these items, operating income increased by $1.0 million, from $0.0 million to $1.0 million. Operating income was higher at both Woods U.S. and Woods Canada. Cost reduction strategies implemented, which have focused on increased sourcing of product from third party manufacturers, have reduced the cost structures of both businesses, thereby improving margins and profitability.

      The Electrical Products group recorded severance, restructuring and related charges of $0.2 million in the second quarter of 2003 and $1.1 million in the second quarter of 2002. For both periods, these costs consisted of consulting fees incurred by both Woods U.S. and Woods Canada related to the third party manufacturer sourcing project that has been largely completed.

      Equity in income of equity method investment was lower by $0.2 million. See further discussion relating to the financial results of the equity method investment in Note 6 to the Condensed Consolidated Financial Statements. Other, net was favorable primarily as a result of the gain on the sale of the Moorseville facility.

      Interest expense decreased from $1.5 million in the second quarter of 2002 to $1.2 million in the second quarter of 2003. The decrease is due mainly to lower average borrowings and lower interest rates.

      Total Company assets between December 31, 2002 and June 30, 2003 were impacted primarily by reductions in assets of discontinued operations, which were reduced from $9.1 million to zero. The reduction in discontinued operations assets is due to the assets of GC/Waldom being included in assets of discontinued operations at December 31, 2002, however being removed at June 30, 2003 due to the sale of that business in April 2003.

Six Months Ended June 30, 2003 versus Six Months Ended June 30, 2002

      The table below and the narrative that follows summarize the key factors in the year-to-year changes in operating results.

                                                                 Six months ended June 30,          Percentage
                                                                     2003               2002         Variance
                                                                ---------          ---------        ----------
                                                                   (Thousands of dollars)
Maintenance Products Group [d]
        Net external sales                                      $ 150,392          $ 158,280           (5.0%)
        Operating income                                            2,089              1,564           33.6%
        Operating margin                                              1.4%               1.0%           N/A
        Severance, restructuring and related charges                1,337              3,141          (57.4%)
        Impairments of long-lived assets                            1,800              2,394          (24.8%)
        Depreciation and amortization                               9,924              9,501            4.5%
        Capital expenditures                                        4,431              5,851          (24.3%)

Electrical Products Group [e]
        Net external sales                                      $  50,807          $  50,505            0.6%
        Operating income (loss)                                     1,470             (2,003)         (173.4%)
        Operating margin (deficit)                                    2.9%              (4.0%)          N/A
        Severance, restructuring and related charges                  225              2,429          (90.7%)
        Depreciation and amortization                                 562                670          (16.1%)
        Capital expenditures                                          277                222           24.8%

Total Company [a]
        Net external sales [b]                                  $ 201,199          $ 209,986           (4.2%)
        Operating loss [b]                                         (3,285)           (11,550)         (71.6%)
        Operating deficit [b]                                        (1.6%)             (5.5%)          N/A
        Severance, restructuring and related charges [b]            1,941              6,081          (68.1%)
        Impairments of long-lived assets [b]                        1,800              2,394          (24.8%)
        Depreciation and amortization [b]                          11,213             10,249            9.4%
        Capital expenditures [c]                                    4,742              6,496          (27.0%)

[a] Included in "Total Company" are certain amounts in addition to those shown for the Maintenance Products and

Electrical Products segments, including amounts associated with 1) unallocated corporate expenses, 2) our equity investment in a shrimp harvesting and farming operation, and 3) our waste-to-energy facility (SESCO). See Note 15 to Condensed Consolidated Financial Statements for detailed reconciliations of segment information to the Consolidated Financial Statements.

[b]   Excludes discontinued operations

[c]   Includes discontinued operations

[d] Includes Contico, Continental Manufacturing, Contico U.K., Disco, Duckback Products, Gemtex, Glit/Mictrotron, Loren Products, and Wilen Products.

[e]   Includes Woods U.S. and Woods Canada

      Sales in the Maintenance Products group decreased from $158.3 million to $150.4 million, a decrease of $7.9 million or 5.0%. The most significant sales shortfalls to prior year were realized in the businesses that sell to commercial customers, including Contico's janitorial/sanitation plastics business. We believe that this business continues to be impacted by the slow economy and reduced demand for cleaning products, due to commercial real estate vacancy rates and reduced demand in the travel and hospitality industries. Sales were lower at Loren, particularly with regard to their roofing products, primarily due to general economic conditions and their impact on construction activity. Sales were also lower at Gemtex, primarily due increased foreign competition.

      The Maintenance Products group's operating income increased from $1.6 million to $2.1 million, an increase of 33.6%. Operating income was impacted in both years by severance, restructuring and related charges, as well as the impairment of long-lived assets. Excluding these items, operating income decreased by $1.9 million, or 26.4%. Profitability was lower at Loren and Gemtex due to volume-related issues, while the Contico consumer businesses in the U.S. and in the U.K. were negatively impacted by top-line pricing pressures. These shortfalls were partially offset by improved results in income at the Contico janitorial/sanitation plastics business and the Wilen mop and broom division, which both benefited from cost reduction efforts. In addition, operating results were negatively impacted by $2.4 million of incremental depreciation related to the revision of the estimated useful lives of certain manufacturing assets related to plastic products.

      The Maintenance Products group recorded severance, restructuring and related charges of $1.3 million during the six months ended June 30, 2003, and $3.1 million during the six months ended June 30, 2002. The 2003 costs were related primarily to equipment moves ($0.4 million), adjustments to non-cancelable lease liabilities for abandoned facilities ($0.5 million), severance ($0.4 million), and other insignificant costs associated with consolidation of facilities and administrative functions. During the six months ended June 30, 2003, the group also recorded impairments of long-lived assets of $1.8 million, primarily associated with the injection molding machines at the Hazelwood manufacturing facility. The 2002 severance, restructuring and related charges consisted of net non-cancelable rental payments associated with the shut down of the Warson Road facility ($1.8 million), consulting fees associated with our sourcing initiatives ($0.6 million), severance related to headcount reduction ($0.1 million), and other costs associated with the consolidation of administrative functions ($0.6 million). During the six months ended June 30, 2002, the group recorded impairments of long-lived assets associated primarily with the Warson Road manufacturing facility (shut down in the third quarter of 2002), of $2.4 million.

      Sales in the Electrical Products group increased from $50.5 million to $50.8 million, an increase of 0.6%. The increase was primarily attributable to higher sales at the Woods Canada business offset by lower sales at the Woods U.S. business.

      The Electrical Products group's operating income improved from a loss of ($2.0) million to income of $1.5 million, an increase of 173%. Operating income was impacted in both years by severance, restructuring and related charges. Excluding these items, operating income increased by $1.3 million, or 298%. Operating income was higher at both Woods U.S and Woods Canada., driven primarily by higher sales volumes and cost reductions at Woods Canada and by cost reductions at Woods U.S.

      The Electrical Products group recorded severance, restructuring and related charges of $0.2 million in the six month periods ending June 30, 2003, compared to $2.4 million recorded during the same period of 2002. The costs in each period are primarily related to consulting fees for resourcing projects, which have had a significant positive impact on the operations of both Woods U.S. and Woods Canada.

      Equity in (loss) income of equity method investment was lower by $0.9 million, due to weaker operating results at Sahlman. See further discussion relating to the financial results of the equity method investment in Note 6 to the Condensed Consolidated Financial Statements. Other, net was favorable primarily as a result of the gain on the sale of the Moorseville facility.

      Interest expense, net increased from $2.9 million to $3.6 million, an increase of 23%. During the first quarter of 2003, we wrote off $1.2 million of unamortized debt issuance costs due to the reduction in our borrowing capacity as a result of the refinancing of our debt obligations in February 2003. The amount of this write-off is included in interest expense. Excluding the write-off, interest expense, net decreased by $0.5 million, or 17%, due mainly to lower average borrowings and lower interest rates.

LIQUIDITY AND CAPITAL RESOURCES

      Liquidity was negatively impacted during the first six months of 2003 as a result of lower operating cash flow during the first quarter. The Company used $13.6 million of operating cash flow during the first six months of 2003 compared to operating cash flow generated during the first six months of 2002 of $11.8 million. Debt obligations increased from December 31, 2002 by $22.6 million. However, $9.8 million of the increase in debt obligations related to the early redemption of higher-interest preferred units of a subsidiary, which were redeemed at a discount coincident with the refinancing of Katy's debt obligations in February 2003. Excluding the impact on debt obligations of this factor, debt increased by $12.8 million during the first six months of 2003 from December 31, 2002. Most of this increase in debt was the result of working capital changes, primarily higher accounts receivable due largely to seasonal dating programs at the Duckback business unit, lower accounts payable balances primarily because we have utilized vendor discounts, and payments on previously recorded restructuring liabilities.

      In February 2003, we funded a new credit agreement, agented by Fleet Capital Corporation (Fleet Credit Agreement), which replaced the credit agreement entered into at the time of the recapitalization in June of 2001 (Deutsche Bank Credit Agreement). The new $110.0 million facility, which is comprised of a $20.0 million term loan (Term Loan) and $90.0 million of revolving credit (Revolving Credit Facility), involves a syndicate of banks, all of whom had participated in the Deutsche Bank Credit Agreement. The Fleet Credit Agreement is an asset-based lending agreement, and is generally on similar terms to those found in the Deutsche Bank Credit Agreement.

      In April 2003, we sold the GC/Waldom business for net proceeds of $7.5 million, which allowed us to further reduce our debt obligations. The proceeds of this sale resulted in a positive impact to cash flows from investing activities for the six months ended June 30, 2003. A loss of $0.2 million was recognized on the sale of GC/Waldom.

      Due to the early pay down of the term loan in October 2002 after the sale of our Hamilton Precision Metals subsidiary, we entered into a new term loan under the Fleet Credit Agreement. The Fleet Credit Agreement allows us to more efficiently leverage our entire asset base, and to create more borrowing room under our Revolving Credit Facility, which is based on the liquidation values of accounts receivable and inventories. The term loan is collateralized by real and personal property. Below is a summary of the sources and uses associated with the funding of the Fleet Credit Agreement (in thousands):

      Sources:
      Term loan borrowings under the Fleet Credit Agreement                             $20,000
      Revolving loan borrowings under the Fleet Credit Agreement                         43,743
                                                                                        -------
                                                                                        $63,743
                                                                                        =======
      Uses:

      Payment of interest and principal under the Deutsche Bank Credit Agreement        $52,895
      Purchase of outstanding preferred interest of Contico at a discount                 9,840
      Payment of accrued distributions on outstanding preferred interest of Contico         122
      Certain costs associated with the Fleet Credit Agreement                              886
                                                                                        -------
                                                                                        $63,743
                                                                                        =======

      Under the Fleet Credit Agreement, the Term Loan has a final maturity date of February 3, 2008 and quarterly repayments of $0.7 million, two of which were made on April 1 and July 1, 2003, respectively. A final payment of $4.2 million is scheduled to be made in 2008. The Revolving Credit Facility also has an expiration date of February 3, 2008.

      Unused borrowing availability on the Revolving Credit Facility was $16.6 million at June 30, 2003.

      All extensions of credit under the Fleet Credit Agreement are collateralized by a first priority perfected security interest in and lien upon the capital stock of each material domestic subsidiary (65% of the capital stock of each material foreign subsidiary), and all present and future assets and properties of Katy. Customary financial covenants and restrictions apply under the Fleet Credit Agreement, and we were in compliance with these covenants as of June 30, 2003. Until June 30, 2003, interest accrued on revolving borrowings at 225 basis points over applicable LIBOR rates, and at 250 basis points over LIBOR for term borrowings. Subsequent to June 30, 2003, margins are determined on a pricing matrix which factors operating performance into the pricing grid. Margins drop an additional 25 basis points in the most favorable pricing grid from the pre-June 30 levels. Interest accrues at higher margins on prime rates for swing loans, the amounts of which were nominal at June 30, 2003.

      Katy incurred $0.9 million in debt issuance costs associated with the Fleet Credit Agreement. Additionally, at the time of the inception of the Fleet Credit Agreement, Katy had approximately $5.6 million of unamortized debt issuance costs associated with the Deutsche Bank Credit Agreement. Based on the pro rata reduction in borrowing capacity from the Deutsche Bank Credit Agreement to the Fleet Credit Agreement, Katy charged to expense $1.2 million of the Deutsche Bank Credit Agreement unamortized debt issuance costs. The remainder of the previously capitalized costs, along with the newly capitalized costs from the Fleet Credit Agreement of $0.9 million, will be amortized over the life of the Fleet Credit Agreement through January 2008.

      The Revolving Credit Facility under the Fleet Credit Agreement requires lockbox agreements which provide for all receipts to be swept daily to reduce borrowings outstanding. These agreements, combined with the existence of a material adverse effect (MAE) clause in the Fleet Credit Agreement, causes the Revolving Credit Facility to be classified as a current liability, per guidance in the Emerging Issues Task Force (EITF) Issue No. 95-22, Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement. However, the Company does not expect to repay, or be required to repay, within one year, the balance of the Revolving Credit Facility classified as a current liability. The MAE clause, which is a fairly typical requirement in commercial credit agreements, allows the lender to require the loan to become due if it determines there has been a material adverse effect on our operations, business, properties, assets, liabilities, condition or prospects. The classification of the Revolving Credit Facility as a current liability is a result only of the combination of the two aforementioned factors: the lockbox agreements and the MAE clause. The Revolving Credit Facility does not expire or have a maturity date within one year, but rather has a final expiration date of January 31, 2008. Also, we were in compliance with the applicable financial covenants at June 30, 2003. The lender had not notified us of any indication of a MAE at June 30, 2003, and to our knowledge, we were not in default of any provision of the Fleet Credit Agreement at June 30, 2003.

      The Fleet Credit Agreement, and the additional borrowing ability on revolving credit obtained by incurring new term debt, results in three important benefits related to the long-term strategy of Katy: 1) it allowed us to redeem early at a discount a preferred interest obligation of Contico, 2) it provides borrowing power to invest in capital expenditures key to our strategic direction, and 3) it provides working capital flexibility to build inventory when necessary to accommodate lower cost outsourced finished goods inventory. We believe that our operations and the Fleet Credit Agreement provide sufficient liquidity for our operations going forward.

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

      We require cash to fund working capital needs, make payments on previously recorded restructuring liabilities, and fund capital expenditures. These requirements will be met principally through cash flows from operations and available borrowings under the Fleet Credit Agreement. Anticipated capital expenditures for 2003 are expected to be higher than in 2002 and 2001, mainly due to investments planned for the restructuring of the abrasives businesses and the various Contico facilities. These restructuring and consolidation activities are important steps in reducing our cost structure to a competitive level.

      Our borrowing base under the Fleet Credit Agreement is reduced by the outstanding amount of standby and commercial letters of credit. Vendors, financial institutions and other parties with whom Katy does business may require letters of credit in the future that either 1) do not exist today, or 2) would be at higher amounts than those that exist today. Currently, our largest letters of credit relate to our casualty insurance programs. At June 30, 2003 and 2002, total outstanding letters of credit were $9.3 million and $7.6 million, respectively.

      We are continually evaluating alternatives relating to divestitures of certain of our businesses. Divestitures present opportunities to de-leverage our financial position and free up cash for further investments in core activities. On March 6, 2003, we announced that we were exploring the sale of Woods U.S. and Woods Canada. However, on July 31, 2003, we announced that we have decided not to pursue a sale of these businesses at this time. On April 2, 2003, we announced the sale of GC/Waldom with net proceeds of $7.5 million, which were used to reduce our debt obligations. On February 3, 2003, we announced that we sold a Woods manufacturing facility in Mooresville, Indiana. Gross proceeds were $1.9 million, of which $0.7 million was used to repay a mortgage loan payable on the property. The remainder of the proceeds reduced our debt obligations.

      We have recorded valuation allowances of $42.8 million on deferred tax assets as of December 31, 2002. These deferred tax assets include $22.8 million of domestic net operating loss carry forwards. To the extent we generate taxable income in future years, these net operating loss carry forwards will be available to reduce future income tax liabilities.

      On April 20, 2003, we announced a plan to repurchase up to $5.0 million of our common stock. This repurchase is being funded through our credit facility. As of June 30, 2003, we had spent $0.3 million to repurchase 79,900 shares of our common stock on the open market.

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

      The partnership, with Montenay's leadership, assumed SESCO's position in various contracts relating to the facility's operation. Under the partnership agreement, SESCO contributed its assets and liabilities (except for its liability under the loan agreement with the Resource Recovery Development Authority (the Authority) of the City of Savannah and the related receivable under the service agreement) to the partnership. While SESCO will maintain a 99% partnership interest as a limited partner, Montenay will have most of the day to day responsibility for administration, financing and other matters of the partnership, and accordingly, the partnership will not be consolidated. Katy agreed to pay Montenay $6.6 million over the span of seven years under a note payable as part of the partnership and related agreements. Certain amounts may be due to SESCO upon expiration of the service agreement in 2008; also, Montenay may purchase SESCO's interest in the partnership at that time. Katy has not recorded any amounts receivable or other assets relating to amounts that may be received at the time the service agreement expires, given their uncertainty.

      The Company recognized in the first quarter of 2002 a charge of $6.0 million, consisting of 1) the discounted value of the $6.6 million note, which is payable over seven years, 2) the carrying value of certain assets contributed to the partnership, consisting primarily of machinery spare parts, and 3) costs to close the transaction. All of SESCO's long-lived assets were reduced to a zero value at December 31, 2001, so no additional impairment was required. Going forward, Katy would expect that income statement activity associated with its involvement in the partnership will not be material, and Katy's balance sheet will carry the liability mentioned above.

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

      Based on an opinion from outside legal counsel, SESCO has a legally enforceable right to offset amounts it owes to the Authority under the loan agreement against amounts that are owed from the Authority under the service agreement. At June 30, 2003, this amount was $35.8 million. Accordingly, the amounts owed to and due from SESCO have been netted for financial reporting purposes and are not shown on the consolidated balance sheets.

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

      Following are scheduled principal repayments on the loan agreement (and the Industrial Revenue Bonds) as of June 30, 2003 (in thousands):

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

Contractual Obligations and Commercial Obligations

      Katy's obligations as of June 30, 2003 are summarized below:

      (In thousands of dollars)

                                                 Due in less        Due in        Due in    Due after
Contractual Cash Obligations             Total   than 1 year     1-3 years     4-5 years      5 years
----------------------------          --------   -----------     ---------     ---------    ---------
Revolving credit facility [d]         $ 51,000       $    --       $    --       $51,000       $   --
Term loans                              17,096         2,857         5,714         5,714        2,811
Operating leases [c]                    46,059        11,757        17,901        12,653        3,748
Severance and restructuring [c]          1,092           802           275            15           --
SESCO payable to Montenay [b]            5,800         1,000         2,050         2,200          550
                                      --------       -------       -------       -------       ------
Total Contractual Obligations         $121,047       $16,416       $25,940       $71,582       $7,109
                                      ========       =======       =======       =======       ======

                                                 Due in less        Due in        Due in    Due after
Other Commercial Commitments             Total   than 1 year     1-3 years     4-5 years      5 years
----------------------------          --------   -----------     ---------     ---------    ---------
Commercial letters of credit          $    668       $   668       $    --       $    --       $   --
Stand-by letters of credit               8,605         8,605            --            --           --
Guarantees [a]                          35,820         5,385        15,135        15,300           --
                                      --------       -------       -------       -------       ------
Total Commercial Commitments          $ 45,093       $14,658       $15,135       $15,300       $   --
                                      ========       =======       =======       =======       ======

(a) As discussed in the Off-Balance Sheet Arrangements section above, SESCO, an indirect wholly-owned subsidiary of Katy, is party to a partnership that operates a waste-to-energy facility, and has certain contractual obligations, for which Katy provides certain guarantees. If the partnership is not able to perform its obligations under the contracts, under certain circumstances SESCO and Katy could be subject to damages equal to the amount of Industrial Revenue Bonds outstanding (which financed construction of the facility) less amounts held by the partnership in debt service reserve funds. Katy and SESCO do not anticipate non-performance by parties to the contracts. See the Off-Balance Sheet

      Arrangements section above and Note 9 to Condensed Consolidated Financial Statements.

(b) Amount owed to Montenay as a result of the SESCO partnership, discussed above and in Note 9 to the Condensed Consolidated Financial Statements. $1.0 million of this obligation is classified in the Condensed Consolidated Balance Sheets as an Accrued Expense in Current Liabilities, while the remainder is included in Other Liabilities, recorded on a discounted basis.

(c) These "Severance and restructuring" obligations represent liabilities associated with restructuring activities, other than liabilities for non-cancelable lease rentals. Future non-cancelable lease rentals are included in the line entitled "Operating leases." Our balance sheet at June 30, 2003 includes $9.9 million in discounted liabilities associated with non-cancelable operating lease rentals, net of estimated sub-lease revenues, related to facilities that have been abandoned as a result of restructuring and consolidation activities.

(d) As discussed in the Liquidity and Capital Resources section above, the entire Fleet Revolving Credit Facility is classified as a current liability on the Condensed Consolidated Balance Sheets as a result of the combination in the Fleet Credit Agreement of 1) lockbox agreements on Katy's depository bank accounts and 2) a subjective Material Adverse Effect (MAE) clause. The revolving credit agreement expires in January of 2008.

SEVERANCE, RESTRUCTURING AND RELATED CHARGES

      During the first and second quarters of 2003, we recorded $0.2 million and $1.7 million, respectively, for severance, restructuring and related charges pursuant to SFAS No. 146. These costs related to equipment moves, adjustments to non-cancelable lease liabilities for abandoned facilities, severance, and related costs associated with consolidation of facilities and administrative functions. Included in these costs were severance charges related to five administrative and fifteen operations employees at the Santa Fe Springs facility. Related charges also were incurred related to plastics manufacturing facilities at Warson Road, and the abrasives manufacturing facility in Wrens.

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

      During the third quarter of 2002, we recorded $9.5 million of severance, restructuring and related charges. During the third quarter, we committed to a plan to abandon the Earth City facility and to consolidate its operations into the Bridgeton facility. As a result, a $7.1 million charge was recorded to accrue a liability for non-cancelable lease payments associated with the Earth City facility. Also during the third quarter, the Contico business recorded a $1.4 million charge related to rent and other facility costs associated with its Warson Road facility, whose operations are also being consolidated into the Bridgeton facility. A charge of $1.8 million was recorded in the second quarter of 2002 for the Warson Road facility, and the additional amount of $1.4 million was recorded after consideration of the market for sub-leasing and to accrue costs to refurbish the facility. The Contico business recorded related charges of $0.2 million incurred in moving inventory and equipment from the Warson Road facility to the Bridgeton facility, and $0.2 million in severance costs. The Corporate group recorded a $0.1 million charge for non-cancelable lease payments related to the former corporate headquarters. Also in the third quarter of 2002, a charge of $0.5 million was recorded for payments for consultants working with the Company on sourcing and other manufacturing and production efficiency initiatives.

      During the second quarter of 2002, we recorded $3.8 million of severance, restructuring and related charges. Approximately $1.6 million of the charges related to accruals for payments for consultants working with the Company on sourcing and other manufacturing and production efficiency initiatives. Additionally, net non-cancelable rental payments of $1.8 million associated with the shut down of Contico's Warson Road facility were charged to operations during the quarter ended June 30, 2002, as well as involuntary termination benefits of $0.1 million. The Warson Road facility shutdown involved a reduction in workforce of nineteen employees. The remaining $0.3 million (for involuntary termination benefits) related to SESCO and for various integration costs in the consolidation of administrative functions into St. Louis, Missouri, from various operating divisions in the Maintenance Products group.

      During the first quarter of 2002, we recorded $2.3 million of severance, restructuring and related charges. Approximately $1.9 million of the charges related to accruals for payments for consultants working with us on sourcing and other manufacturing and production efficiency initiatives. Approximately $0.3 million related to involuntary termination benefits for two management employees whose positions were eliminated, and $0.1 million were costs associated with the consolidation of administrative and operational functions.

      Certain assumptions have been made regarding potential future sub-lease revenue at rented facilities that have been, or will be, abandoned as a result of restructuring and consolidation activities. If we are unable to achieve its estimated sub-lease revenue estimates, charges could be recognized in future periods to update the estimated liability and cost to Katy for these facilities.

The table below details activity in restructuring reserves since December 31, 2002 (in thousands).

                                                                           One-time       Contract
                                                                         Termination    Termination
                                                            Total          Benefits         Costs          Other
                                                           --------      -----------    ------------      -------
      Restructuring liabilities at December 31, 2002       $ 14,499        $ 2,085        $ 10,885        $ 1,529
          Additions to restructuring liabilities              1,941            703             631            607
          Payments on restructuring liabilities              (5,283)        (1,696)         (1,626)        (1,961)
                                                           --------        -------        --------        -------
        Restructuring liabilities at June 30, 2003         $ 11,157        $ 1,092        $  9,890        $   175
                                                           ========        =======        ========        =======

      The table below summarizes the future obligations for severance and restructuring charges detailed above as of June 30, 2003 (in thousands):

                 2003            $ 4,117
                 2004              1,592
                 2005              1,601
                 2006              1,368
                 2007              1,300
              Thereafter           1,179
                                 -------
            Total Payments       $11,157
                                 =======

OUTLOOK FOR 2003

      We anticipate a continuation of the difficult economic conditions and business environment in 2003, which will present challenges in maintaining net sales. In particular, we expect to see softness continue in the restaurant, travel and hotel markets to which we sell cleaning products. We have seen improved sales performance from the Woods and Woods Canada retail electrical corded products business, but we do not expect to see the same level of year-over-year top line growth from those businesses in 2003 as we experienced in 2002. We have a significant concentration of customers in the mass-market retail, discount and do-it-yourself market channels. Our ability to maintain and increase our sales levels depends in part on our ability to retain and improve relationships with these customers. We face the continuing challenge of recovering or offsetting cost increases for raw materials.

      Gross margins are expected to improve during 2003 as we realize the benefits of various profit-enhancing strategies begun in 2001 and 2002. These strategies include sourcing previously manufactured products, as well as locating new sources for products already sourced outside of our facilities. We have significantly reduced headcount, and continue to examine issues related to excess facilities. Cost of goods sold is subject to variability in the prices for certain raw materials, most significantly thermoplastic resins used by Contico in the manufacture of plastic products. Prices of plastic resins, such as polyethylene and polypropylene, increased during the early months of 2003, but have fallen and stabilized by the end of the second quarter. Management has observed that the prices of plastic resins are driven to an extent by prices for crude oil and natural gas, in addition to other factors specific to the supply and demand of the resins themselves. We cannot predict the direction resin prices will take during the remainder of 2003 and beyond. We are also exposed to price changes for copper (a primary material in many of the products sold by Woods and Woods Canada), aluminum (a primary material in production of truck boxes), corrugated packaging material and other raw materials. We have not employed an active hedging program related to our commodity price risk, but are employing other strategies for managing this risk, including contracting for a certain percentage of resin needs through supply agreements and supplementing these agreements with opportunistic spot purchases. In a climate of rising raw material costs, we experience difficulty in raising prices to shift these higher costs to our customers.

      Depreciation expense is expected to be higher during 2003 as a result of the reduction in depreciable lives for certain assets used in Contico's manufacturing process, effective January 1, 2003. The estimated amount of incremental depreciation expense during 2003 as a result of this reduction in depreciable lives is approximately $4.7 million. However, many of these assets will become fully depreciated during 2003 since the Contico acquisition occurred in early 1999. Therefore, depreciation expense related to these assets is expected to reduce again in 2004 and subsequent years. Our total depreciation expense in 2004 and subsequent years will depend on changes in the level of depreciable assets.

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

      We have announced or committed to several restructuring plans involving our operations. During the second and third quarters of 2002, respectively, we announced plans to consolidate the Warson Road and Earth City facilities of Contico into the Bridgeton facility. All of these facilities are located in the St. Louis, Missouri area. The move from our Warson Road facility is complete. Subsequent to June 30, 2003, the move from our Earth City facility will require approximately an additional $1.0 million of capital expenditures. The significant charges recorded during the second and third quarters of 2002 related to these facilities were mainly to accrue non-cancelable lease payments for these facilities (i.e., non-incremental cash). We also intend to reduce the capacity of Contico's Hazelwood facility, which currently provides injection molding of plastic products for the janitorial/sanitation business. Hazelwood will continue to operate on a satellite basis, but with reduced capacity. Certain molding machines will be transferred to the Bridgeton facility, and excess machinery will be sold. Capital expenditures of $1.3 million will be required at Bridgeton to accommodate the former Hazelwood capacity, and other severance and restructuring expenses will be incurred during the last half of 2003 to accommodate this move. We expect the Contico business unit to benefit from lower overhead costs in 2003 and beyond as a result of these consolidations. Further facility consolidations with respect to the Contico operations are under review.

      During October 2002, we also announced the planned closure of four Woods manufacturing facilities in Indiana, necessitated by our decision to fully outsource our supply of electrical consumer corded products in the United States to lower cost sources. Prior to the plant closures, Woods U.S. already sourced approximately half of its finished goods from vendors. The plant closures took place in December 2002. While outsourcing of the Woods U.S products is a cost-saving measure, Woods U.S. expects to maintain higher inventory levels, especially through mid-2003, as a result of this move.

      We have committed to other restructuring alternatives as well, most of which center around consolidation of operations into fewer facilities. Certain of these projects will require significant levels of incremental cash for both capital expenditures and moving and relocation costs. Expected capital needs for these projects may reach $6.0 million, which will be spent mainly in 2003.

      We continue to pursue a strategy within the Maintenance Products group to simplify our business transactions and improve our customer relationships. By the latter portion of 2003, we expect to be operating centralized customer service functions for Continental, Glit, Wilen and Disco, allowing customers to order products from any division on one purchase order. We believe that operating these businesses as a cohesive unit will improve customer service because our customers' purchasing processes will be simplified, as will follow up on order status, billing, collection and other related functions. We hope that these steps will increase customer loyalty and help in attracting new customers and increasing top line sales in future years.

      Our integration cost reduction efforts, integration of back office functions and simplifications of our business transactions are all dependent on executing a system integration plan. This plan involves the migration of data across data across information technology platforms and implementation of new software and hardware.

      We own a 43% equity investment in Sahlman Holding Company, Inc. (Sahlman) that is accounted for under the equity method. Sahlman is in the business of harvesting shrimp off the coast of South and Central America, and farming shrimp in Nicaragua. Sahlman's customers are primarily in the United States. Sahlman experienced poor results of operations in 2002, primarily as a result of very low prices paid to producers for shrimp. Increased foreign competition, especially from Asia, has had a significant downward impact on shrimp prices in the United States. Based upon a review of Sahlman's financial results for 2002 (and year to date in 2003), and an initial study of the status of the shrimp industry and markets in the United States, We have concluded there is a need for evaluating the business further to determine if there is a loss in the value of the investment that is other than temporary. In accordance with Accounting Principles Board (APB) Opinion No. 18, The Equity Method for Accounting for Investments in Common Stock, losses in the value of equity investments that are other than temporary should be recognized. Once we complete a full evaluation and determine a reasonable estimate of the value of its investment in Sahlman, we will adjust the carrying value to such estimate, if it is less than the carrying value at that point in time.

      Interest expense in 2003 is expected to be stable to lower than the amount reported in 2002, due primarily to similar or lower expected debt balances. We cannot predict the future levels of interest rates. In addition, after June 30, 2003, margins are determined on a pricing matrix which factors operating performance into the pricing grid. Margins drop an additional 25 basis points in the most favorable pricing grid from the pre-June 30 levels. We believe our operating performance will result in us obtaining the more favorable pricing for our borrowings.

      Given our history of operating losses, along with guidance provided by the accounting literature covering accounting for income taxes, we were unable to conclude it is more likely than not that we will be able to generate future taxable income sufficient to realize the benefits of deferred tax assets carried on our books. Therefore, a full valuation allowance on the net deferred tax asset position was recorded at June 30, 2003 and December 31, 2002, and we do not expect to record the benefit of any deferred tax assets that may be generated in 2003. We will continue to record current expense associated with foreign and state income taxes.

      We are continually evaluating alternatives that relate to divestitures of non-core businesses. Divestitures present opportunities to de-leverage our financial position and free up cash for further investments in core activities. On March 6, 2003, we announced that we were exploring the sale of the Woods and Woods Canada businesses. However, on July 31, 2003, we announced that we have decided not to pursue a sale of these businesses at this time. On April 2, 2003, we announced the sale of GC/Waldom with net proceeds of $7.5 million. Katy recorded a loss of $0.2 million on the sale of GC/Waldom.

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

      - Greater reliance on third parties for our finished goods as we increase the portion of our manufacturing that is outsourced.

      - Our inability to reduce administrative costs through consolidation of functions and systems improvements.

      -     Our inability to execute our systems integration plan.

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

      - The potential impact of rising interest rates on our LIBOR-based Fleet Credit Agreement.

      - Our inability to meet covenants associated with the Fleet Credit Agreement.

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

      - Our inability to sell certain assets to raise cash and de-leverage our financial condition.

      Words and phrases such as "expects," "estimates," "will," "intends," "plans," "believes," "anticipates" and the like are intended to identify forward-looking statements. The results referred to in forward-looking statements may differ materially from actual results because they involve estimates, assumptions and uncertainties. Forward-looking statements included herein are as of the date hereof and we undertake no obligation to revise or update such statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. All forward-looking statements should be viewed with caution.

ENVIRONMENTAL AND OTHER CONTINGENCIES

      As set forth more fully in our 2002 Annual Report on Form 10-K, we and certain of our current and former direct and indirect corporate predecessors, subsidiaries and divisions are involved in remedial activities at certain present and former locations and have been identified by the United States Environmental Protection Agency (EPA), state environmental agencies and private parties as potentially responsible parties (PRPs) at a number of hazardous waste disposal sites under the Comprehensive Environmental Response, Compensation and Liability Act (Superfund) or equivalent state laws and, as such, may be liable for the cost of cleanup and other remedial activities at these sites. Responsibility for cleanup and other remedial activities at a Superfund site is typically shared among PRPs based on an allocation formula. Under the federal Superfund statute, parties could be held jointly and severally liable, thus subjecting them to potential individual liability for the entire cost of cleanup at the site. Based on its estimate of allocation of liability among PRPs, the probability that other PRPs, many of whom are large, solvent, public companies, will fully pay the costs apportioned to them, currently available information concerning the scope of contamination, estimated remediation costs, estimated legal fees and other factors, we have recorded and accrued for indicated environmental liabilities amounts that we deem reasonable and believe that any liability with respect to these matters in excess of the accrual will not be material. The ultimate costs will depend on a number of factors and the amount currently accrued represents management's best current estimate of the total cost to be incurred. We expect this amount to be substantially paid over the next one to four years.

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

      Although we believe that these actions individually and in the aggregate are not likely to have a material adverse effect on Katy's financial position, results of operations or cash flows, further costs could be significant and will be recorded as a charge to operations when such costs become probable and reasonably estimable.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

      In April 2002, the Financial Accounting Standards Board (FASB) released Statement of Financial Accounting Standards (SFAS) No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 rescinds and makes technical corrections regarding various topics, including early extinguishments of debt and sale-leaseback transactions. The statement is effective for fiscal years beginning after May 15, 2002. We adopted SFAS No. 145 on January 1, 2003. SFAS No. 145 requires that certain costs and losses associated with early extinguishments of debt be reported as interest expense as a component of income from continuing operations, whereas the prior accounting guidance provided for classification of these costs and losses as extraordinary items, reported separately on a tax-effected basis after income from continuing operations. The adoption of SFAS No. 145 will require that we reclassify a $1.2 million after-tax ($1.8 million pre-tax) write-off of previously capitalized debt costs that occurred during 2001 from its previous classification as an extraordinary item to interest expense, a component of income from continuing operations during 2001. Future write-offs of capitalized debt costs will be classified as interest expense in a similar manner. As a result of the refinancing of our borrowing facility in February 2003, we wrote off approximately $1.2 million of debt costs, pre-tax, during the first quarter of 2003. These costs have been reported as interest expense, a component of income from continuing operations.

      In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. Previous accounting guidance was provided by EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring). SFAS No. 146 replaces EITF Issue No. 94-3. The new standard is effective for exit or restructuring activities initiated after December 31, 2002. We have initiated since January 1, 2003 and are further considering a number of restructuring and exit activities, including plant closings and consolidation of facilities. Since these activities have been or will be initiated after December 31, 2002, this statement could have a significant impact on the timing of the recognition of these costs in our statements of operations, tending to spread the costs out as opposed to recognition of a large portion of the costs at the time we commit to and communicate such restructuring and exit plans. Our operating plans call for additional restructuring and facility consolidation activity during the remainder of 2003 and 2004, concerned mainly with further consolidation of St. Louis, Missouri plastics manufacturing facilities, and restructuring and consolidation of certain abrasives manufacturing facilities. We have has adopted the provisions of SFAS No. 146 for all restructuring activities initiated after December 31, 2002.

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

      In January 2003, the FASB released FASB Interpretation No. (FIN) 46, Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51. FIN 46 clarifies issues regarding the consolidation of entities which may have features that make it unclear whether consolidation or equity method accounting is appropriate. FIN 46 is effective in the third quarter of 2003 for variable interest entities created prior to February 1, 2003. Katy is evaluating FIN 46 to determine any potential impact on its financial reporting, specifically relating to the potential consolidation of SESCO and the equity method investment in Sahlman.

      In April 2003, the FASB released SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. We do not expect SFAS No. 149 to impact our results of operations or financial position.

      In May 2003, the FASB released SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Liabilities and Equity. SFAS No. 150 establishes standards for how certain financial instruments with characteristics of both liabilities and equity are to be classified and measured. It requires that certain financial instruments within its scope be classified as a liability (or an asset in some circumstances), while many of those instruments were previously classified as equity. SFAS No. 150 is effective in the third quarter of 2003. We are evaluating SFAS No. 150 to determine any potential impact on our financial reporting, primarily with respect to our 15% Convertible Preferred Stock.

CRITICAL ACCOUNTING POLICIES

      We disclosed details regarding certain of our critical accounting policies in the Management's Discussion and Analysis section of our 2002 Annual Report on Form 10-K (Part II., Item 7). There have been no changes to policies as of June 30, 2003.

       Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Our exposure to market risk associated with changes in interest rates relates primarily to our debt obligations and temporary cash investments. We currently do not use derivative financial instruments relating to either of these exposures. Our interest obligations on outstanding debt are indexed from short-term Eurodollar rates. We do not believe our exposures to interest rate risks are material to our financial position or results of operations. We have not employed an active hedging program related to our commodity price risk, but are employing other strategies for managing this risk, including contracting for a certain percentage of resin needs through supply agreements and supplementing these agreements with opportunistic spot buyers.

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

      Katy carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period of our report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to Katy (including its consolidated subsidiaries) required to be included in our periodic SEC filings. There have been no changes in Katy's internal control over financial reporting during the quarter ended June 30, 2003 that has materially affected, or is reasonable likely to materially affect Katy's internal control over financial reporting.

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The Annual Meeting of Stockholders of Katy Industries, Inc. was held at The Heritage - A Dolce Conference Resort, 522 Heritage Road, Southbury, Connecticut, at 10:00 AM, on June 12, 2003. Stockholders voted on three proposals, summarized below with the accompanying number of votes in favor, as opposed, or abstained.

PROPOSAL No. 1: Election of Directors

CLASS II DIRECTORS:

Name                                        Votes For            Votes Withheld
----                                        ---------            --------------
Christopher Anderson                        5,322,323            2,339,404
William F. Andrews                          5,202,887            2,458,840
Samuel P. Frieder                           5,338,354            2,323,373
James A. Kohlberg                           5,338,454            2,323,273
Christopher Lacovara                        5,324,923            2,336,804

The required vote for directors was the affirmative vote of a plurality of the votes cast at the annual meeting. As a result of the vote, each of the five nominees for Class II directors was elected.

PROPOSAL No. 2: To ratify the selection of PricewaterhouseCoopers LLP as the independent public accountants of Katy for the fiscal year ending December 31, 2003.

Votes For                                   Votes Against        Votes Abstained
---------                                   -------------        --------------
7,598,746                                   23,161               39,820

The required vote to ratify the appointment of PricewaterhouseCoopers LLP was the majority of Katy's outstanding common stock present, in person or by proxy, at the annual meeting. As a result of the vote, the selection of PricewaterhouseCoopers LLP was ratified.

PROPOSAL No. 3: To consider and vote upon a stockholders proposal regarding Katy's Stockholder Rights Agreement.

Votes For                                   Votes Against        Votes Abstained
---------                                   -------------        --------------
2,958,750                                   3,667,122            6,776

The required vote for the approval of the stockholder proposal was the majority of Katy's outstanding common stock present, in person or by proxy, at the annual meeting. There were present in person or by proxy at the annual meeting 7,661,727 shares of common stock, a majority of which was 3,830,864 shares. As a result of the vote, the stockholder proposal was not approved.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

      31.1 Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      31.2 Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      32.1  Certification of Chief Executive Officer pursuant to 18 U.S.C.
            Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      32.2  Certification of Chief Financial Officer pursuant to 18 U.S.C.
            Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

      - Form 8-K filed April 17, 2003, including press release and schedules announcing results of operations for 2002.

      - Form 8-K filed April 21, 2003, including press release announcing stock repurchase program.

      - Form 8-K filed May 12, 2003, including press release and schedules announcing results of operations for the first quarter of 2003.

                                   Signatures

      Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              KATY INDUSTRIES, INC.
                                   Registrant


DATE: August 11, 2003                  By /s/ C. Michael Jacobi
                                          --------------------------------------
                                          C. Michael Jacobi
                                          President and Chief Executive Officer


                                       By /s/ Amir Rosenthal
                                          --------------------------------------
                                          Amir Rosenthal
                                          Vice President, Chief Financial
                                          Officer, General Counsel and Secretary