Form 10-Q
period 2003-09-30
KATY INDUSTRIES INC
filed 2003-11-07
CIK 54681

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

             |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                 For Quarterly period ended: September 30, 2003

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

                    Yes |_|              No |X|

      Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                 Class                        Outstanding at November 4, 2003
       Common Stock, $1 Par Value                         7,961,077

                              KATY INDUSTRIES, INC.
                                    FORM 10-Q
                               September 30, 2003

                                      INDEX

                                                                                      Page
                                                                                      ----
PART I FINANCIAL INFORMATION

       Item 1. Financial Statements:

               Condensed Consolidated Balance Sheets
               September 30, 2003 and December 31, 2002 (unaudited)                    2,3

               Condensed Consolidated Statements of Operations
               Three and Nine Months Ended
               September 30, 2003 and 2002 (unaudited)                                   4

               Condensed Consolidated Statements of Cash Flows
               Nine Months Ended September 30, 2003 and 2002 (unaudited)                 5

               Notes to Condensed Consolidated Financial Statements (unaudited)          6

       Item 2. Management's Discussion and Analysis of Financial
               Condition and Results of Operations                                      21

       Item 3. Quantitative and Qualitative Disclosures about Market Risk               38

       Item 4. Controls and Procedures                                                  38

PART II OTHER INFORMATION

       Item 1. Legal Proceedings                                                        39

       Item 6. Exhibits and Reports on Form 8-K                                         39

       Signatures                                                                       40

       Certifications                                                                 41-44

                          PART I FINANCIAL INFORMATION

                          Item 1. Financial Statements

                     KATY INDUSTRIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Thousands of Dollars)
                                   (Unaudited)

                                     ASSETS

                                                     September 30,  December 31,
                                                          2003          2002
                                                          ----          ----
CURRENT ASSETS:

     Cash and cash equivalents                         $   5,398     $   4,842
     Accounts receivable, net                             70,474        58,463
     Inventories                                          59,525        56,806
     Other current assets                                  2,289         1,775
     Current assets of discontinued operations             2,089         7,748
                                                       ---------     ---------

       Total current assets                              139,775       129,634
                                                       ---------     ---------

OTHER ASSETS:

     Goodwill                                             10,543        10,543
     Intangibles                                          24,988        25,536
     Equity method investment                              1,617         7,306
     Other                                                10,477        12,295
     Non-current assets of discontinued operations            --         4,069
                                                       ---------     ---------

       Total other assets                                 47,625        59,749
                                                       ---------     ---------

PROPERTY AND EQUIPMENT
     Land and improvements                                 3,208         3,180
     Buildings and improvements                           16,063        14,707
     Machinery and equipment                             131,606       141,013
                                                       ---------     ---------

                                                         150,877       158,900
     Less - Accumulated depreciation                     (78,890)      (72,306)
                                                       ---------     ---------

       Net property and equipment                         71,987        86,594
                                                       ---------     ---------

       Total assets                                    $ 259,387     $ 275,977
                                                       =========     =========

See Notes to Condensed Consolidated Financial Statements.

                     KATY INDUSTRIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (Thousands of Dollars, Except Share Data)
                                   (Unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                      September 30,      December 31,
                                                                                           2003             2002
                                                                                           ----             ----
CURRENT LIABILITIES:

     Accounts payable                                                                 $     39,373      $     36,765
     Accrued compensation                                                                    5,074             7,131
     Accrued expenses                                                                       45,403            47,569
     Current maturities of long-term debt                                                   14,741               700
     Revolving credit agreement                                                             35,088            44,751
     Current liabilities of discontinued operations                                            761             2,963
                                                                                      ------------      ------------

        Total current liabilities                                                          140,440           139,879

LONG-TERM DEBT, less current maturities                                                      1,640                --

OTHER LIABILITIES                                                                           14,296            17,526

NON-CURRENT LIABILITIES OF DISCONTINUED OPERATIONS                                              52                --
                                                                                      ------------      ------------

        Total liabilities                                                                  156,428           157,405
                                                                                      ------------      ------------

COMMITMENTS AND CONTINGENCIES (Notes 13 and 16)                                                 --                --
                                                                                      ------------      ------------

PREFERRED INTEREST OF SUBSIDIARY                                                                --            16,400
                                                                                      ------------      ------------

STOCKHOLDERS' EQUITY
     15% Convertible Preferred Stock, $100 par value, authorized
        1,200,000 shares, issued and outstanding 925,750 shares and 805,000
        shares, respectively, liquidation value $94,972 and $85,595, respectively           90,045            80,696
     Common stock, $1 par value authorized 35,000,000 shares,
        issued 9,822,204 shares                                                              9,822             9,822
     Additional paid-in capital                                                             43,902            46,701
     Accumulated other comprehensive income (loss)                                              26            (3,046)
     Accumulated deficit                                                                   (19,237)          (11,773)
     Treasury stock, at cost, 1,747,627
        and 1,460,027 shares, respectively                                                 (21,599)          (20,228)
                                                                                      ------------      ------------

        Total stockholders' equity                                                         102,959           102,172
                                                                                      ------------      ------------

        Total liabilities and stockholders' equity                                    $    259,387      $    275,977
                                                                                      ============      ============

See Notes to Condensed Consolidated Financial Statements.

                              KATY INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
         THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
             (Thousands of Dollars, Except Share and Per Share Data)
                                   (Unaudited)

                                                                                Three Months                       Nine Months
                                                                            Ended September 30,                Ended September 30,
                                                                             2003           2002             2003            2002
                                                                             ----           ----             ----            ----
Net sales                                                                 $ 125,901       $ 134,401       $ 317,814       $ 335,121
Cost of goods sold                                                         (105,675)       (112,794)       (269,353)       (282,350)
                                                                          ---------       ---------       ---------       ---------
   Gross profit                                                              20,226          21,607          48,461          52,771
Selling, general and administrative expenses                                (15,613)        (16,059)        (45,595)        (46,640)
Severance, restructuring and related charges                                 (3,871)         (9,486)         (5,812)        (15,567)
Impairments of long-lived assets                                             (5,255)        (10,986)         (7,055)        (13,380)
Loss on SESCO transaction                                                        --              --              --          (6,010)
                                                                          ---------       ---------       ---------       ---------
   Operating loss                                                            (4,513)        (14,924)        (10,001)        (28,826)
Equity in (loss) income of equity method investment (net of
   impairment charge of $5.5 million in 2003)                                (5,478)            (40)         (5,689)            606
Interest, net                                                                (1,138)         (1,758)         (4,701)         (4,662)
Other, net                                                                     (601)           (107)            408            (326)
                                                                          ---------       ---------       ---------       ---------

Loss before provision for income taxes                                      (11,730)        (16,829)        (19,983)        (33,208)

Provision for income taxes                                                     (905)           (430)         (1,844)         (1,102)
                                                                          ---------       ---------       ---------       ---------

Loss from continuing operations before distributions on preferred
      interest of subsidiary                                                (12,635)        (17,259)        (21,827)        (34,310)

Distributions on preferred interest of subsidiary (net of tax)                   --            (328)           (123)           (984)
                                                                          ---------       ---------       ---------       ---------

Loss from continuing operations                                             (12,635)        (17,587)        (21,950)        (35,294)

Income from operations of discontinued businesses (no related
   tax impact)                                                                  736           1,028           3,201           4,575
Gain on sale of discontinued businesses (net of tax)                         11,481              --          11,285              --
                                                                          ---------       ---------       ---------       ---------

Loss before cumulative effect of a change in accounting principle              (418)        (16,559)         (7,464)        (30,719)

Cumulative effect of a change in accounting principle (net of tax)               --          (4,190)             --          (4,190)
                                                                          ---------       ---------       ---------       ---------

Net loss                                                                       (418)        (20,749)         (7,464)        (34,909)

Gain on early redemption of preferred interest of subsidiary                     --              --           6,560              --
Payment in kind dividends on convertible preferred stock                     (3,324)         (2,615)         (9,349)         (7,852)
                                                                          ---------       ---------       ---------       ---------

Net loss attributable to common stockholders                              $  (3,742)      $ (23,364)      $ (10,253)      $ (42,761)
                                                                          =========       =========       =========       =========

Income (loss) per share of common stock - Basic and diluted
   Loss from continuing operations attributable
      to common stockholders                                              $   (1.93)      $   (2.41)      $   (2.97)      $   (5.16)
   Discontinued operations                                                     1.48            0.12            1.74            0.55
   Cumulative effect of a change in accounting principle                         --           (0.50)             --           (0.50)
                                                                          ---------       ---------       ---------       ---------
   Net loss attributable to common stockholders                           $   (0.45)      $   (2.79)      $   (1.23)      $   (5.11)
                                                                          =========       =========       =========       =========

Weighted average common shares outstanding (thousands):
      Basic and diluted                                                       8,237           8,362           8,314           8,372
                                                                          =========       =========       =========       =========

See Notes to Condensed Consolidated Financial Statements.

                              KATY INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                             (Thousands of Dollars)
                                   (Unaudited)

                                                                                         2003           2002
                                                                                         ----           ----
Cash flows from operating activities:
    Net loss                                                                           $ (7,464)      $(34,909)
    Income from operations of discontinued businesses                                   (14,486)        (4,575)
                                                                                       --------       --------
       Loss from continuing operations                                                  (21,950)       (39,484)
    Cumulative effect of a change in accounting principle                                    --          4,190
    Depreciation and amortization                                                        16,531         15,396
    Impairments of long-lived assets                                                      7,055         13,380
    Write-off and amortization of debt issuance costs                                     2,057          1,185
    (Gain) loss on sale of assets                                                          (573)           116
    Loss on SESCO transaction                                                                --          6,010
    Equity in loss (income) of equity method investment (net of impairment charge
       of $5.5 million in 2003)                                                           5,689           (606)
                                                                                       --------       --------
                                                                                          8,809            187
                                                                                       --------       --------
    Changes in operating assets and liabilities:
       Accounts receivable                                                               (9,969)       (17,587)
       Inventories                                                                       (1,095)        (9,623)
       Accounts payable                                                                   1,894         17,925
       Accrued expenses                                                                  (5,166)         7,442
       Other, net                                                                        (4,777)         7,755
                                                                                       --------       --------
                                                                                        (19,113)         5,912
                                                                                       --------       --------

    Net cash (used in) provided by continuing operations                                (10,304)         6,099
    Net cash provided by discontinued operations                                            227          6,348
                                                                                       --------       --------
    Net cash (used in) provided by operating activities                                 (10,077)        12,447
                                                                                       --------       --------
Cash flows from investing activities:
    Capital expenditures of continuing operations                                        (7,026)        (7,827)
    Capital expenditures of discontinued operations                                        (111)          (406)
    Acquisition of subsidiary, net of cash acquired                                      (1,161)            --
    Collections of notes receivable from sales of subsidiaries                            1,139            722
    Proceeds from sale of subsidiaries, net                                              21,948             --
    Proceeds from sale of assets                                                          2,389            114
                                                                                       --------       --------
    Net cash provided by (used in) investing activities                                  17,178         (7,397)
                                                                                       --------       --------

Cash flows from financing activities:
    Net borrowings on revolving loans, prior to refinancing                               7,965          3,565
    Repayment of term loans prior to refinancing                                             --        (10,994)
    Repayment of borrowings under revolving loans at refinancing                        (52,716)            --
    Proceeds on initial borrowings at refinancing -- term loans                          20,000             --
    Proceeds on initial borrowings at refinancing -- revolving loans                     43,743             --
    Net repayments on revolving loans following refinancing                              (8,655)            --
    Repayments of term loans following refinancing                                       (3,619)            --
    Direct costs associated with debt facilities                                         (1,464)          (547)
    Redemption of preferred interest of subsidiary                                       (9,840)            --
    Repayment of real estate and chattel mortgages                                         (700)           (50)
    Repurchases of common stock                                                          (1,391)            --
                                                                                       --------       --------
    Net cash used in financing activities                                                (6,677)        (8,026)
                                                                                       --------       --------

Effect of exchange rate changes on cash and cash equivalents                                132            (52)
                                                                                       --------       --------
Net increase (decrease) in cash and cash equivalents                                        556         (3,028)
Cash and cash equivalents, beginning of period                                            4,842          7,836
                                                                                       --------       --------
Cash and cash equivalents, end of period                                               $  5,398       $  4,808
                                                                                       ========       ========

See Notes to Condensed Consolidated Financial Statements

                             KATY INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003

(1) Significant Accounting Policies

Consolidation Policy and Basis of Presentation

      The condensed consolidated financial statements include the accounts of Katy Industries, Inc. and subsidiaries in which it has a greater than 50% interest, collectively "Katy" or "the Company". All significant intercompany accounts, profits and transactions have been eliminated in consolidation. Investments in affiliates that are not majority owned and where the Company exercises significant influence are reported using the equity method. The condensed consolidated financial statements at September 30, 2003 and December 31, 2002 and for the three and nine month periods ended September 30, 2003 and 2002 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial condition and results of operations of the Company. Interim results may not be indicative of results to be realized for the entire year. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K.

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

Inventories

      The components of inventories are as follows:

                                               September 30,      December 31,
                                                    2003              2002
                                                    ----              ----
                                                     (Thousands of dollars)

Raw materials                                     $ 19,878         $ 18,733
Work in process                                      1,614            1,539
Finished goods                                      43,805           42,264
Inventory reserves                                  (5,772)          (5,730)
                                                  --------         --------
                                                  $ 59,525         $ 56,806
                                                  ========         ========

      At September 30, 2003 and December 31, 2002, approximately 29% and 35%, respectively, of Katy's inventories were accounted for using the last-in, first-out ("LIFO") method of costing, while the remaining inventories were accounted for using the first-in, first-out ("FIFO") method. Current cost, as determined using the FIFO method, exceeded LIFO cost by $1.6 million and $1.3 million at September 30, 2003 and December 31, 2002, respectively.

Property, Plant and Equipment

      As of January 1, 2003, the Company revised its estimate of the useful life of certain manufacturing assets, specifically molds and tooling equipment used in the manufacture of plastic products, from seven to five years. This change in estimate was made following significant impairments to these types of assets recorded during 2002. This change in estimate resulted in approximately $1.3 million and $4.0 million of incremental depreciation during the three and nine month periods ended September 30, 2003, respectively, versus the amount that would have been recorded had the useful life not been changed.

      Refer to Note 5 for a discussion on impairments of long-lived assets shown on the Condensed Consolidated Statements of Operations.

      In accordance with Statement of Financial Accounting Standards (SFAS) No. 143, Accounting for Asset

Retirement Obligations, the Company has recorded an asset and related liability for retirement obligations associated with returning certain leased properties to the respective lessors upon the termination of the lease agreements.

Stock Options and Other Stock Awards

      The Company follows the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, regarding accounting for stock options and other stock awards. APB Opinion No. 25 dictates a measurement date concept in the determination of compensation expense related to stock awards including stock options, restricted stock, and stock appreciation rights. Katy's outstanding stock options all have established measurement dates and therefore, fixed plan accounting is applied, generally resulting in no compensation expense for stock option awards. However, the Company has issued stock appreciation rights and restricted stock awards which are accounted for as variable stock compensation awards and compensation expense has been recorded for these awards. Compensation expense recorded relative to stock awards was $6.5 thousand and zero for the three months ended September 30, 2003 and 2002, respectively. Compensation expense recorded relative to stock awards was $6.5 thousand and $8.0 thousand for the nine months ended September 30, 2003 and 2002, respectively. Compensation expense recorded associated with the vesting of stock appreciation rights was $0.2 million and zero for the three months ended September 30, 2003 and 2002, respectively. Compensation expense recorded associated with the vesting of stock appreciation rights was $0.6 million and zero for the nine months ended September 30, 2003 and 2002, respectively. Compensation expense for stock awards and stock appreciation rights is recorded in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

      SFAS No. 123, Accounting for Stock-Based Compensation, was issued and, if fully adopted by the Company, would change the method for recognition of expense related to option grants to employees. Under SFAS No. 123, compensation cost would be recorded based upon the fair value of each option at the date of grant using an option-pricing model that takes into account as of the grant date the exercise price and expected life of the option, the current price of the underlying stock and its expected volatility, expected dividends on the stock and the risk-free interest rate for the expected term of the option. Options granted during the three months ended September 30, 2003 and 2002 were 36,000, and 275,000, respectively. Options granted during the nine months ended September 30, 2003 and 2002 were 36,000 and 281,000, respectively.

      In December 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. This standard provides alternative methods of transition for a voluntary change to the fair value based methods of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123, to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure provisions of SFAS No. 148 were adopted by the Company at December 31, 2002. Katy will continue to comply with the provisions under APB Opinion No. 25 for accounting for stock-based employee compensation.

      The fair value of each option grant is estimated on the date of grant using a Black-Scholes option-pricing model with an expected life of five to ten years for all grants. Had compensation cost been determined based on the fair value method of SFAS No. 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below (thousands of dollars, except per share data).

                                                                     Three Months                  Nine Months
                                                                  Ended September 30,          Ended September 30,
                                                                 2003           2002            2003          2002
                                                                 ----           ----            ----          ----
Net loss attributable to common stockholders, as reported      $ (3,742)      $(23,364)      $(10,253)      $(42,761)
Deduct: Total stock-based employee
    compensation expense determined under fair
    value based method for all awards, net of
    related tax effects                                            (103)           (92)          (294)          (172)
                                                               --------       --------       --------       --------

Pro forma net loss                                             $ (3,845)      $(23,456)      $(10,547)      $(42,933)
                                                               ========       ========       ========       ========

Loss per share
    Basic and diluted - as reported                            $  (0.45)      $  (2.79)      $  (1.23)      $  (5.11)
    Basic and diluted - pro forma                              $  (0.47)      $  (2.81)      $  (1.27)      $  (5.13)

(2) New Accounting Pronouncements

      In April 2002, the FASB released SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 rescinds and makes technical corrections regarding various topics, including early extinguishments of debt and sale-leaseback transactions. The statement is effective for fiscal years beginning after May 15, 2002. The Company adopted SFAS No. 145 on January 1, 2003. SFAS No. 145 requires that certain costs and losses associated with early extinguishments of debt be reported as interest expense as a component of income from continuing operations, whereas the prior accounting guidance provided for classification of these costs and losses as extraordinary items, reported separately on a tax-effected basis after income from continuing operations. As a result of the refinancing of our borrowing facility in February 2003, the Company wrote off approximately $1.2 million (pre-tax) of unamortized debt costs, during the first quarter of 2003. These costs have been reported as interest expense, a component of income from continuing operations.

      In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. Previous accounting guidance was provided by EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring). SFAS No. 146 replaces EITF Issue No. 94-3. The new standard is effective for exit or restructuring activities initiated after December 31, 2002. Katy has initiated since January 1, 2003 and is further considering a number of restructuring and exit activities, including plant closings and consolidation of facilities. Since these activities have been or will be initiated after December 31, 2002, this statement could have a significant impact on the timing of the recognition of these costs in the statements of operations, tending to spread the costs out as opposed to recognition of a large portion of the costs at the time Katy commits to and communicate such restructuring and exit plans. Katy's operating plans call for additional restructuring and facility consolidation activity during the remainder of 2003 and 2004, concerned mainly with further consolidation of St. Louis, Missouri plastics manufacturing facilities, and restructuring and consolidation of certain abrasives manufacturing facilities. Katy has adopted the provisions of SFAS No. 146 for all restructuring activities initiated after December 31, 2002.

      In January 2003, the FASB released FASB Interpretation No. (FIN) 46, Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51. FIN 46 clarifies issues regarding the consolidation of entities which may have features that make it unclear whether consolidation or equity method accounting is appropriate. The effective date of FIN 46 has been delayed until the fourth quarter of 2003 for variable interest entities created prior to February 1, 2003. Katy is currently evaluating FIN 46 to determine any potential impact on its financial reporting.

      In April 2003, the FASB released SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and

Hedging Activities. Katy does not currently use derivative instruments or participate in hedging activities and therefore, does not expect SFAS No. 149 to impact its financial reporting. If Katy were to utilize derivative instruments or participate in hedging activities, it would follow the provisions of SFAS No. 149.

      In May 2003, the FASB released SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Liabilities and Equity. SFAS No. 150 establishes standards for how certain financial instruments with characteristics of both liabilities and equity are to be classified and measured. It requires that certain financial instruments within its scope be classified as a liability (or an asset in some circumstances), while many of those instruments were previously classified as equity. SFAS No. 150 is effective for the third quarter of 2003. Katy has determined that SFAS No. 150 does not impact its financial reporting.

(3) Goodwill and Intangible Assets

      During 2002, Katy completed the transition to SFAS No. 142, Goodwill and Other Intangible Assets. As a result, amortization of goodwill ceased as of January 1, 2002. There have been no changes to goodwill during the nine months ended September 30, 2003.

      Following is detailed information regarding Katy's intangible assets (in thousands):

                                         September 30,      December 31,
                                            2003                2002
                                         -------------      ------------
      Tradenames                           $  9,168           $  9,022
      Customer lists                         21,887             21,447
      Patents                                 4,793              4,305
      Non-compete agreements                  1,000              1,000
                                           --------           --------

           Subtotal                          36,848             35,774
      Accumulated amortization              (11,860)           (10,238)
                                           --------           --------

           Intangible assets, net          $ 24,988           $ 25,536
                                           ========           ========

      The increase in gross intangibles from December 31, 2002 to September 30, 2003 can be primarily attributed to tradenames ($0.1 million) and customer lists ($0.4 million) acquired in connection with the purchase of Spraychem (see Note
7), patents purchased ($0.1 million), as well as the impact of exchange rates on patents ($0.4 million).

      Katy recorded the following amounts of amortization expense on intangible assets: $0.5 million and $0.9 million in the three-month periods ending September 30, 2003 and 2002, respectively, and $1.6 million and $1.9 million for the nine-month periods ending September 30, 2003 and 2002, respectively.

      Estimated aggregate amortization expense related to intangible assets is (in thousands):

              2003      $2,160
              2004       1,794
              2005       1,794
              2006       1,791
              2007       1,786

      Intangible assets are reviewed for impairment if events or circumstances indicate the carrying amount of these assets may not be recoverable through future undiscounted cash flows. If this review indicates that the carrying value of these assets will not be recoverable, based on future undiscounted net cash flows from the use of these assets, the carrying value is reduced to the fair value. The carrying value of goodwill and intangible assets is reviewed by the Company annually in the fourth quarter in accordance with SFAS No. 142.

(4) Discontinued Operations

      Three of Katy's operations have been classified as discontinued operations as of September 30, 2003, and for all periods shown, in accordance with SFAS No. 144, Accounting for the Impairments or Disposal of Long Lived Assets. The Company adopted SFAS No. 144 on January 1, 2002.

      Duckback Products, Inc. (Duckback) was sold on September 16, 2003, with Katy collecting net proceeds of $15.8 million (including $1.4 million of net proceeds received subsequent to September 30, 2003). The proceeds were used to pay down a portion of the Company's term loans and revolving credit loans. A gain (net of tax) of $11.5 million was recognized in the third quarter of 2003 as a result of the Duckback sale.

      GC/Waldom Electronics, Inc. (GC/Waldom) was held for sale at December 31, 2002 and was sold on April 2, 2003, with Katy collecting net proceeds of $7.5 million. The proceeds were used to pay down a portion of the Company's term loans ($2.2 million), as well as the Company's revolving credit loans. A loss of $0.2 million was recognized in the second quarter of 2003 as a result of the GC/Waldom sale.

      Hamilton Precision Metals, L.P. (Hamilton) was sold on October 31, 2002, with Katy collecting net proceeds of $12.4 million. These proceeds were used primarily to pay off the remaining balance of the Company's then outstanding term debt. The Company may receive additional payments dependent upon the occurrence of certain events associated with Hamilton's financial performance in 2003 and 2004. These contingent amounts have not been recorded as receivables on the Condensed Consolidated Balance Sheets. A gain (net of tax) of $3.3 million was recognized in the fourth quarter of 2002 as a result of the Hamilton sale.

      Duckback has historically been presented as part of the Maintenance Products Group for segment reporting purposes, while both Hamilton and GC/Waldom have historically been presented as part of the Electrical Products Group. Management and the board of Katy determined that these businesses were not core to the Company's long-range strategic goals.

      The historical operating results have been segregated as discontinued operations on the Condensed Consolidated Statements of Operations and the related assets and liabilities have been separately identified on the Condensed Consolidated Balance Sheets. Following is a summary of the major asset and liability categories for the discontinued operations (in thousands):

                                                 September 30,    December 31,
                                                     2003            2002
                                                 -------------    ------------
Current assets
     Trade accounts receivable, net                $      --        $   2,188
     Inventories                                          --            5,325
     Other current assets                              2,089              235
                                                   ---------        ---------
                                                   $   2,089        $   7,748
                                                   =========        =========
Non-current assets
     Goodwill                                      $      --        $     668
     Intangibles, net                                     --                2
     Net property and equipment                           --            3,399
                                                   ---------        ---------
                                                   $      --        $   4,069
                                                   =========        =========
Current liabilities
     Accounts payable                              $      12        $   1,708
     Accrued expenses                                    749            1,255
                                                   ---------        ---------
                                                   $     761        $   2,963
                                                   =========        =========

Non-current liabilities                            $      52        $      --
                                                   =========        =========

Selected financial data for the discontinued operations is summarized as follows (in thousands):

                                                     Three Months Ended September 30,      Nine Months Ended September 30,
                                                          2003               2002               2003               2002
                                                       ---------          ---------          ---------          ---------
Net sales                                              $   3,578          $  12,006          $  18,896          $  39,184
                                                       =========          =========          =========          =========
Net income, including gain or loss on disposition      $  12,217          $   1,028          $  14,486          $   4,575
                                                       =========          =========          =========          =========

      Katy anticipates that SFAS No. 144 will likely continue to have a future impact on its financial reporting as 1) Katy is considering further divestitures of certain businesses and exiting of certain facilities and operational activities, 2) the statement broadens the presentation of discontinued operations, and 3) the Company anticipates that impairments of long-lived assets may be necessitated as a result of the above contemplated actions. If certain divestitures occur, they may qualify as discontinued operations under SFAS No. 144, whereas they would have not met the requirements of discontinued operations treatment under APB Opinion No. 30. However, the Company does not feel that it is probable that these divestitures will occur within one year, and notes that significant changes to plans or intentions may occur. Therefore, these operations have not presently been classified as discontinued operations.

(5) Impairments of Long-Lived Assets

      During the third quarter of 2003, Katy recorded a $3.7 million impairment charge related to certain assets at its Contico business unit. This charge included $2.0 million and $1.6 million for idled manufacturing assets at the Hazelwood, Missouri operation (Hazelwood) and Bridgeton, Missouri facility (Bridgeton), respectively. In addition, a charge of $0.1 million was recorded at Contico's now closed Santa Fe Springs, California (Santa Fe Springs) metals facility. In addition, Katy recorded a $1.2 million impairment related to the closure of its abrasives facilities in Pineville, North Carolina and Lawrence, Massachusetts, as well as certain idled assets at its Wrens, Georgia facility. Also, certain obsolete molds and tooling totaling $0.3 million were written off at Contico's plastics operation in the United Kingdom.

      During the second quarter of 2003, certain manufacturing assets at the Contico business unit were evaluated and determined to be impaired, resulting in charges of $1.8 million. These impairments were the result of management's conclusion that the carrying values of the assets would not be recovered by future cash flows. The assets are primarily injection molding machines at Hazelwood.

      During the third quarter of 2002, Katy recorded impairments of long-lived assets of $11.0 million which included impairment charges for certain molds and tooling at Contico of $7.0 million, a customer list intangible at Contico for $2.6 million, certain machinery and equipment at the Wilen business unit for $1.2 million and $0.2 million for equipment at Earth City.

      During the second quarter of 2002, the Company recorded an impairment charge of $2.4 million for machinery and equipment at the Warson Road facility.

(6) Impairment of Equity Method Investment

      During the third quarter of 2003, Katy reduced the carrying value of its 43% equity investment in Sahlman Holding Company, Inc. (Sahlman), resulting in a charge to operations of $5.5 million.

      Sahlman is in the business of harvesting shrimp off the coast of South America, and farming shrimp in Nicaragua. Sahlman's customers are primarily in the United States. Sahlman experienced poor results of operations in 2002, primarily as a result of producers receiving very low prices for shrimp. Increased foreign competition, especially from Asia, has had a significant downward impact on shrimp prices in the United States. Upon review of Sahlman's results for 2002 (and year to date in 2003), and after initial study of the status of the shrimp industry and markets in the United States, Katy evaluated the business further to determine if there had been a loss in the value of the investment that was other than temporary. Per ABP No. 18, The Equity Method for of Accounting for Investments in Common Stock, losses in the value of equity investments that are other than temporary should be recognized.

      Based upon the results of a third party appraisal, Katy estimated the fair value of the Sahlman business through a liquidation value analysis whereby all of Sahlman's assets would be sold and all of its obligations would be settled. Also based on the aforementioned appraisal, Katy evaluated the business by using various discounted cash flow analyses, estimating future free cash flows of the business with different assumptions regarding growth, and reducing the value of the business arrived at through this analysis by its outstanding debt. All values were then multiplied by 43%, Katy's investment percentage. The answers derived by each of the three assumption models were then probability weighted. As a result, Katy concluded that $1.6 million was a reasonable estimate of the value of its investment in Sahlman, and therefore a charge of $5.5 million was recorded to reduce the carrying value of the investment.

(7) Acquisitions

      During the second quarter of 2003, Katy's Contico Manufacturing Limited subsidiary acquired Spraychem, Limited (Spraychem), a United Kingdom distributor of spray bottles and related products. The purchase price for Spraychem was approximately $1.2 million, net of cash acquired of $0.3 million. Spraychem's annual revenues were approximately $2.6 million. In connection with the acquisition, Katy allocated the purchase price to the acquired net tangible assets, customer lists and tradenames at their estimated fair values. Refer to
Note 3 for further discussion of intangible assets acquired in connection with the Spraychem acquisition. The Spraychem acquisition is not material for presentation of pro forma information.

(8) Sale of Assets

      During the first quarter of 2003, Katy's Woods Industries, Inc. (Woods U.S.) subsidiary sold its wire fabrication facility in Moorseville, Indiana (Moorseville). The assets sold consisted of land, building and equipment. The sale of the Moorseville facility followed the shut down by Woods U.S. in December 2002 of all manufacturing facilities in the U.S. Gross proceeds from the sale were $1.9 million. Proceeds were used to pay off a $0.7 million mortgage debt payable on the Moorseville property, with the remainder reducing Katy's outstanding debt obligations. Katy recognized a gain on the sale of $0.8 million.

      During the third quarter of 2003, Katy's Woods Industries (Canada), Inc. subsidiary (Woods Canada) sold real estate for proceeds of $0.1 million. Proceeds were used to further reduce outstanding debt obligations. Katy recognized a loss on the sale of $0.2 million.

(9) SESCO Partnership

      On April 29, 2002, Katy and SESCO, an indirect wholly owned subsidiary, entered into a partnership agreement with Montenay Power Corporation and its affiliates (Montenay) that turned over the operation of SESCO's waste-to-energy facility to the partnership. The Company entered into this agreement as a result of evaluations of SESCO's business. First, Katy determined that SESCO was not a core component of the Company's long-term business strategy. Moreover, Katy did not feel it had the management expertise to deal with certain risks and uncertainties presented by the operation of SESCO's business, given that SESCO was the Company's only waste-to-energy facility. Katy had explored options for divesting SESCO for a number of years, and management felt that this transaction offered a reasonable strategy to exit this business.

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

      The Company made payments of $1.0 million and $0.8 million in July 2003 and 2002, respectively, on the $6.6 million note. The table below schedules the remaining payments as of September 30, 2003 which are reflected in accrued expenses and other liabilities in the Condensed Consolidated Balance Sheet (in thousands):

                                2004           $  1,000
                                2005              1,050
                                2006              1,100
                                2007              1,100
                                2008                550
                                               --------
                                               $  4,800
                                               ========

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

      In 1984, the Authority issued $55.0 million of Industrial Revenue Bonds and lent the proceeds to SESCO under the loan agreement for the acquisition and construction of the waste-to-energy facility that has now been transferred to the partnership. The funds required to repay the loan agreement come from the monthly disposal fee paid by the Authority under the service agreement for certain waste disposal services, a component of which is for debt service. To induce the required parties to consent to the SESCO partnership transaction, SESCO retained its liability under the loan agreement. In connection with that liability, SESCO also retained its right to receive the debt service component of the monthly disposal fee.

      Based on an opinion from outside legal counsel, SESCO has a legally enforceable right to offset amounts it owes to the Authority under the loan agreement against amounts that are owed from the Authority under the service agreement. At September 30, 2003, this amount was $35.8 million. Accordingly, the amounts owed to and due from SESCO have been netted for financial reporting purposes and are not shown on the Condensed Consolidated Balance Sheet.

      In addition to SESCO retaining its liabilities under the loan agreement, to induce the required parties to consent to the partnership transaction, Katy also continues to guarantee the obligations of the partnership under the service agreement. The partnership is liable for liquidated damages under the service agreement if it fails to accept the minimum amount of waste or to meet other performance standards under the service agreement. The liquidated damages, an off balance sheet risk for Katy, are equal to the amount of the Industrial Revenue Bonds outstanding, less $4.0 million maintained in a debt service reserve trust. Management does not expect non-performance by the other parties. Additionally, Montenay has agreed to indemnify Katy for any breach of the service agreement by the partnership.

      Following are scheduled principal repayments on the loan agreement (and the Industrial Revenue Bonds) as of September 30, 2003 (in thousands):

                               2003      $   5,385
                               2004          6,765
                               2005          8,370
                               2006         15,300
                                         ---------
                              Total      $  35,820
                                         =========

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

      Below is a summary of the sources and uses associated with the funding of the Fleet Credit Agreement (in thousands):

Sources:
Term borrowings under the Fleet Credit Agreement                                      $  20,000
Revolving borrowings under the Fleet Credit Agreement                                    43,743
                                                                                      ---------
                                                                                      $  63,743
                                                                                      =========
Uses:
Payment of principal and interest under the Deutsche Bank Credit Agreement            $  52,895
Purchase of the remaining preferred interest of subsidiary at a discount                  9,840
Payment of accrued distributions on one-half of preferred interest of subsidiary            122
Certain costs associated with the Fleet Credit Agreement                                    886
                                                                                      ---------
                                                                                      $  63,743
                                                                                      =========

      Under the Fleet Credit Agreement, the Term Loan originally had a final maturity date of February 3, 2008 and quarterly repayments of $0.7 million, two of which have been made to date. However, the net proceeds received from the GC/Waldom and Duckback sales were used to prepay the Term Loan, which is now scheduled to be repaid in its entirety by 2005. The Term Loan is collateralized by the Company's property, plant and equipment. The Revolving Credit Facility has an expiration date of February 3, 2008. The borrowing base of the Revolving Credit Facility is determined by eligible inventory and accounts receivable.

      Unused borrowing availability on the Revolving Credit Facility of $37.3 million at September 30, 2003 was temporarily higher due to the application of proceeds from the Duckback sale (see below). In accordance with the Fleet Credit Agreement, the net proceeds from an asset sale are first used to pay down the Term Loan to the extent of Term Loan collateral (real estate and equipment) sold, then proceeds are applied to the Revolving Credit Facility to the extent of Revolving Credit collateral (accounts receivable and inventory) sold, and subsequently to pay down the Term Loan (to the extent of the outstanding Term
Loan) and finally to the Revolving Credit Facility until all proceeds are applied. In connection with the Duckback sale, all of the net proceeds were initially used to pay down the Revolving Credit Facility as there was uncertainty (pending finalization of a balance sheet as of the date of the sale) as to the amount of underlying Revolving Credit collateral sold. Subsequent to September 30, 2003, based on the process for applying proceeds, the Term Loan was reduced by $11.9 million by funding received from the Revolving Credit Facility. Had the net proceeds been applied to the Term Loan on or before September 30, 2003, unused borrowing availability would have been $25.4 million at September 30, 2003.

      All extensions of credit under the Fleet Credit Agreement are collateralized by a first priority perfected security interest in and lien upon the capital stock of each material domestic subsidiary (65% of the capital stock of each material foreign subsidiary), and all present and future assets and properties of Katy. Customary financial covenants and restrictions apply under the Fleet Credit Agreement, with which the Company was in compliance at September 30, 2003. Until June 30, 2003, interest accrued on Revolving Credit Facility borrowings at 225 basis points over applicable LIBOR rates and at 250 basis points over LIBOR for Term Loan borrowings. Subsequent to June 30, 2003, and in accordance with the terms of the Fleet Credit Agreement, margins dropped an additional 25 basis points for both revolving and term loans based on the achievement of a financial covenant target. Interest accrues at higher margins on prime rates for swing loans, the amounts of which were nominal as of September 30, 2003.

      As a result of the Refinancing, Katy's borrowing capacity was reduced from $140 million under the Deutsche Bank Credit Agreement to $110 million under the Fleet Credit Agreement, a reduction of 21%. Therefore, proportionate shares of previously capitalized debt costs, amounting to approximately $1.2 million, were written off to interest expense during the first quarter of 2003. The remainder of the previously capitalized costs, along with the newly capitalized costs from the Fleet Credit Agreement of $1.5 million, is being amortized over the life of the Fleet Credit Agreement through January 2008.

      Long-term debt consists of the following:

                                                                                September 30,  December 31,
                                                                                    2003           2002
                                                                                -------------  ------------
                                                                                  (Thousands of Dollars)
Term loan payable under Fleet Credit Agreement, interest based on
      LIBOR and Prime Rates (3.38% - 5.00%), due through 2008                     $ 16,381       $     --
Revolving loans payable under Fleet Credit Agreement, interest based on
       LIBOR and Prime Rates (3.13 - 5.00%)                                         35,088             --
Revolving loans payable under Deutsche Bank Credit Agreement, interest
      based on Eurodollar and Prime Rates (3.75 - 5.50%)                                --         44,751
Real estate and chattel mortgages, with interest at fixed rates (7.14%),
      due through 2003                                                                  --            700
                                                                                  --------       --------
Total debt                                                                          51,469         45,451
Less revolving loans, classified as current (see below)                            (35,088)       (44,751)
Less current maturities                                                            (14,741)          (700)
                                                                                  --------       --------
Long-term debt                                                                    $  1,640       $     --
                                                                                  ========       ========

      Aggregate remaining scheduled maturities of the Term Loan as of September 30, 2003 (see discussion of borrowing availability above) are as follows (in thousands):

                         2003      $12,598
                         2004        2,857
                         2005          926

      The Revolving Credit Facility under the Fleet Credit Agreement requires lockbox agreements which provide for all receipts to be swept daily to reduce borrowings outstanding. These agreements, combined with the existence of a material adverse effect (MAE) clause in the Fleet Credit Agreement, cause the Revolving Credit Facility to be classified as a current liability, per guidance in the Emerging Issues Task Force (EITF) Issue No. 95-22, Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement. However, the Company does not expect to repay, or be required to repay, within one year, the balance of the Revolving Credit Facility classified as a current liability. The MAE clause, which is a fairly typical requirement in commercial credit agreements, allows the lender to require the loan to become due if it determines there has been a material adverse effect on its operations, business, properties, assets, liabilities, condition or prospects. The classification of the Revolving Credit Facility as a current liability is a result only of the combination of the two aforementioned factors: the lockbox agreements and the MAE clause. The Revolving Credit Facility does not expire or have a maturity date within one year, but rather has a final expiration date of January 31, 2008. Also, the Company was in compliance with the applicable financial covenants at September 30, 2003. The lender had not notified Katy of any indication of a MAE at September 30, 2003, and to management's knowledge, the Company was not in violation of any provision of the Fleet Credit Agreement at September 30, 2003.

(11) Preferred Interest in Subsidiary

      Coincident with the refinancing of Katy's debt obligations discussed in
Note 10, the Company redeemed early,
at a discount, the remaining preferred interest in Contico, plus accrued distributions thereon, which had a stated value of $16.4 million. Katy utilized approximately $10.0 million of the proceeds from the Fleet Credit Agreement for this purpose, with $9.8 million applied toward the preferred interest and the remainder applied toward accrued distributions through the date of the redemption. The difference between the amount paid on redemption and the stated value of preferred interest redeemed ($6.6 million pre-tax) was recognized as an increase to Additional Paid-in Capital on the Condensed Consolidated Balance Sheets, and is an addition to earnings available to common stockholders in the calculation of basic earnings per share during 2003.

(12) Income Taxes

      As of December 31, 2002, the Company had deferred tax assets, net of deferred tax liabilities, of $42.8 million. Domestic net operating loss (NOL) carry forwards comprised $22.8 million of the deferred tax assets. Katy's history of operating losses provides significant negative evidence with respect to the Company's ability to generate future taxable income, a requirement in order to recognize deferred tax assets on the Condensed Consolidated Balance Sheets. For this reason, the Company was unable at September 30, 2003 and December 31, 2002 to conclude that NOLs and other deferred tax assets would be utilized in the future. As a result, valuation allowances were recorded as of such dates for the full amount of deferred tax assets, net of the amount of deferred tax liabilities.

      The provision for income taxes reflected on the Condensed Consolidated Statements of Operations for the three months and nine months ended September 30, 2003 and 2002 represents current tax expense associated with state and foreign taxes.

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

      Since 1998, Woods Canada has used the NOMA trademark in Canada under the terms of a license with Gentek Inc. (Gentek). In October 2002, Gentek filed a petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. In July 2003, as part of the bankruptcy proceedings, Gentek filed a motion to reject the trademark license agreement. On November 5, 2003, Gentek's motion was granted by the U.S. Bankruptcy Court. As a result, the trademark license agreement is no longer in effect. Woods Canada is in discussions with Gentek to enter into a new trademark license agreement. However, there is no guarantee that a new license agreement with Gentek will be reached, in which case Woods Canada would lose the right to brand certain of its product with the NOMA trademark. Approximately 45% of Woods Canada's sales are of NOMA - branded products. Should it lose the right to use the NOMA trademark, Woods Canada would seek to replace those sales with sales of other products. However, there is no guarantee that Woods Canada will be able to replace the lost sales of NOMA - branded products.

      Although management believes that these actions individually and in the aggregate are not likely to have a material adverse effect on the Company's financial position, results of operations or cash flows, further costs could be significant and will be recorded as a charge to operations when such costs become probable and reasonably estimable.

(14) Stock Repurchase Program

      On April 20, 2003, the Company announced a plan to spend up to $5.0 million to repurchase shares of its common stock. As of September 30, 2003, the Company had spent $1.4 million in acquiring 289,100 shares in accordance with the plan.

(15) Industry Segment Information

      The Company is a manufacturer and distributor of a variety of industrial and consumer products, including sanitary maintenance supplies, coated abrasives, and electrical components. Principal markets are the United States, Canada and Europe, and include the sanitary maintenance, restaurant supply, retail, electronic and automotive markets. These activities are grouped into two industry segments: Electrical Products and Maintenance Products.

      The following table sets forth information by segment:

                                                                                     Three months ended        Nine months ended
                                                                                        September 30,             September 30,
                                                                                      2003           2002       2003         2002
                                                                                      ----           ----       ----         ----
                                                                                   (Thousands of dollars)    (Thousands of dollars)
Maintenance Products Group
     Net external sales                                                            $  72,403     $  78,641   $ 213,509   $ 227,655
     Operating loss                                                                   (5,984)      (16,499)     (6,286)    (17,287)
     Operating deficit                                                                  (8.3%)       (21.0%)      (2.9%)      (7.6%)
     Severance, restructuring and related charges                                      2,676         9,134       4,013      12,275
     Impairments of long-lived assets                                                  5,255        10,986       7,055      13,380
     Depreciation and amortization                                                     5,245         4,784      15,111      14,211
     Capital expenditures                                                              2,212         1,303       6,580       7,132


Electrical Products Group
     Net external sales                                                            $  53,498     $  55,784   $ 104,305   $ 106,289
     Operating income                                                                  4,939         4,495       6,409       2,492
     Operating margin                                                                    9.2%          8.1%        6.1%        2.3%
     Severance, restructuring and related charges                                      1,179           278       1,404       2,707
     Depreciation and amortization                                                       331           404         893       1,074
     Capital expenditures                                                                155           319         432         541

Total
     Net external sales                           - Operating segments             $ 125,901     $ 134,425   $ 317,814   $ 333,944
                                                  - Other [a]                             --           (24)         --       1,177
                                                                                   ---------     ---------   ---------   ---------
                                                    Total                          $ 125,901     $ 134,401   $ 317,814   $ 335,121
                                                                                   =========     =========   =========   =========

     Operating income (loss)                      - Operating segments             $  (1,045)    $ (12,004)  $     123   $ (14,795)
                                                  - Other [a]                             --          (283)         --      (6,979)
                                                  - Unallocated corporate             (3,468)       (2,637)    (10,124)     (7,052)
                                                                                   ---------     ---------   ---------   ---------
                                                    Total                          $  (4,513)    $ (14,924)  $ (10,001)  $ (28,826)
                                                                                   =========     =========   =========   =========

     Severance, restructuring and related charges - Operating segments             $   3,855     $   9,412   $   5,417   $  14,982
                                                  - Unallocated corporate                 16            74         395         585
                                                                                   ---------     ---------   ---------   ---------
                                                    Total                          $   3,871     $   9,486   $   5,812   $  15,567
                                                                                   =========     =========   =========   =========

     Impairments of long-lived assets             - Operating segments             $   5,255     $  10,986   $   7,055   $  13,380
                                                                                   ---------     ---------   ---------   ---------
                                                    Total                          $   5,255     $  10,986   $   7,055   $  13,380
                                                                                   =========     =========   =========   =========

     Depreciation and amortization                - Operating segments             $   5,576     $   5,188   $  16,004   $  15,285
                                                  - Unallocated corporate               (200)           33         527         111
                                                                                   ---------     ---------   ---------   ---------
                                                    Total                          $   5,376     $   5,221   $  16,531   $  15,396
                                                                                   =========     =========   =========   =========

     Capital expenditures                         - Operating segments             $   2,367     $   1,622   $   7,012   $   7,673
                                                  - Unallocated corporate                 --            20          14         154
                                                  - Discontinued operations               28            95         111         406
                                                                                   ---------     ---------   ---------   ---------
                                                    Total                          $   2,395     $   1,737   $   7,137   $   8,233
                                                                                   =========     =========   =========   =========

                                                                                 September 30,  December 31,
                                                                                      2003          2002
                                                                                      ----          ----
     Total assets                                 - Maintenance Products Group     $ 180,616     $ 195,121
                                                  - Electrical Products Group         62,952        48,228
                                                  - Other [a]                          1,624         7,626
                                                  - Unallocated corporate             12,106        13,188
                                                  - Discontinued operations            2,089        11,814
                                                                                   ---------     ---------
                                                    Total                          $ 259,387     $ 275,977
                                                                                   =========     =========

[a] Amounts shown as "Other" represent items associated with the SESCO partnership and an equity investment in a shrimp harvesting and farming operation.

(16) Severance, Restructuring and Related Charges

      During the third quarter of 2003, the Company recorded $3.9 million for severance, restructuring and related charges. Such charges include $2.0 million related to the establishment of and adjustments to non-cancelable lease liabilities for abandoned facilities, primarily as a result of the consolidation of the facilities at the Contico business unit. Katy also recorded severance costs of $1.1 million related to the announced closure of the Woods Canada manufacturing facility in Toronto. Manufacturing operations will cease in the fourth quarter of 2003, as Katy will implement a third-party sourcing plan similar to that implemented at the Woods U.S. operation in the fourth quarter of 2002. As a result of the shut down, approximately 100 employees will be terminated. In addition, Katy incurred costs of $0.7 million associated with the consolidation efforts at Contico, including severance and moving inventory and equipment. Katy also recorded charges of $0.1 million associated with the restructuring of its abrasives business.

      During the first and second quarters of 2003, the Company recorded $0.2 million and $1.7 million, respectively, for severance, restructuring and related charges. These costs related to equipment moves, adjustments to non-cancelable lease liabilities for abandoned facilities, severance, and related charges associated with consolidation of facilities and administrative functions. Included in these costs were severance charges related to five administrative and fifteen operations employees at Contico's Santa Fe Springs facility. Costs were also incurred related to plastics manufacturing facilities at Warson Road, and the abrasives manufacturing facility in Wrens, Georgia (Wrens).

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

      During the second quarter of 2002, the Company recorded $3.8 million of severance, restructuring and related charges. Approximately $1.6 million of the charges related to accruals for payments for consultants working with the Company on sourcing and other manufacturing and production efficiency initiatives. Additionally, net non-cancelable rental payments of $1.8 million associated with the shut down of Contico's Warson Road facility were charged to operations, as well as involuntary termination benefits of $0.1 million. The Warson Road facility shutdown involved a reduction in workforce of nineteen employees. The remaining $0.3 million (for involuntary termination benefits) related to SESCO and for various integration costs in the consolidation of administrative functions into St. Louis, Missouri, from various operating divisions in the Maintenance Products group.

      During the first quarter of 2002, the Company recorded $2.3 million of severance, restructuring and related charges. Approximately $1.9 million of the charges related to accruals for payments for consultants working with the Company on sourcing and other manufacturing and production efficiency initiatives. Approximately $0.3 million related to involuntary termination benefits for two management employees whose positions were eliminated, and $0.1 million were costs associated with the consolidation of administrative and operational functions.

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

                                                                          One-time       Contract
                                                                        Termination    Termination
                                                             Total      Benefits [a]    Costs [b]       Other [c]
                                                           --------     ------------   -----------      --------
      Restructuring liabilities at December 31, 2002       $ 14,499       $  2,085       $ 10,885       $  1,529
         Additions to restructuring liabilities               5,812          2,230          2,538          1,044
         Payments on restructuring liabilities              (12,010)        (2,818)        (6,708)        (2,484)
                                                           --------       --------       --------       --------
      Restructuring liabilities at September 30, 2003      $  8,301       $  1,497       $  6,715       $     89
                                                           ========       ========       ========       ========

      The table below summarizes the remaining future obligations for severance and restructuring charges detailed above as of September 30, 2003 (in thousands):

                        2003             $   2,054
                        2004                 3,350
                        2005                 1,469
                        2006                   668
                        2007                   380
                       Thereafter              380
                                         ---------
                     Total Payments      $   8,301
                                         =========

[a] Includes severance, benefits, and other employee-related costs associated with the employee terminations.

[b] Includes charges related to non-cancelable lease liabilities for abandoned facilities, net of potential sub-lease revenue.

[c] Includes charges associated with moving inventory, machinery and equipment, consolidation of administrative and operational functions, and consultants working on sourcing and other manufacturing and production efficiency initiatives.

                 Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three Months Ended September 30, 2003 versus Three Months Ended September 30,
2002

      The table below and the narrative that follows summarize the key factors in the year-to-year changes in operating results.

                                                          Three months ended September 30,       Percentage
                                                               2003              2002             Variance
                                                               ----              ----             --------
                                                                (Thousands of dollars)
Maintenance Products Group [a]
        Net external sales                                  $  72,403          $  78,641           (7.9%)
        Operating loss                                         (5,984)           (16,499)          63.7%
        Operating deficit                                        (8.3%)            (21.0%)          N/A
        Severance, restructuring and related charges            2,676              9,134          (70.7%)
        Impairments of long-lived assets                        5,255             10,986          (52.2%)
        Depreciation and amortization                           5,245              4,784            9.6%
        Capital expenditures                                    2,212              1,303           69.8%

Electrical Products Group [b]
        Net external sales                                  $  53,498          $  55,784           (4.1%)
        Operating income                                        4,939              4,495            9.9%
        Operating margin                                          9.2%               8.1%           N/A
        Severance, restructuring and related charges            1,179                278          324.1%
        Depreciation and amortization                             331                404          (18.1%)
        Capital expenditures                                      155                319          (51.4%)

Total Company [c]
        Net external sales [d]                              $ 125,901          $ 134,401           (6.3%)
        Operating loss [d]                                     (4,513)           (14,924)          69.8%
        Operating deficit [d]                                    (3.6%)            (11.1%)          N/A
        Severance, restructuring and related charges            3,871              9,486          (59.2%)
        Impairments of long-lived assets [d]                    5,255             10,986          (52.2%)
        Depreciation and amortization [d]                       5,376              5,221            3.0%
        Capital expenditures [e]                                2,395              1,737           37.9%

                                                           September 30,      December 31,      Percentage
                                                              2003               2002            Variance
                                                              ----               ----            --------
Total assets
        Maintenance Products Group                          $ 180,616          $ 195,121           (7.4%)
        Electrical Products Group                              62,952             48,228           30.5%
        Corporate, other and discontinued operations           15,819             32,628          (51.5%)
                                                            ---------          ---------
                                                            $ 259,387          $ 275,977           (6.0%)
                                                            =========          =========

[a] Includes Contico, Continental Manufacturing, Contico U.K., Disco, Gemtex, Glit/Mictrotron, Loren Products, and Wilen Products.

[b] Includes Woods U.S. and Woods Canada.

[c] Included in "Total Company" are certain amounts in addition to those shown for the Maintenance Products and Electrical Products segments, including amounts associated with 1) unallocated corporate expenses, 2) our equity investment in a shrimp harvesting and farming operation, and 3) our waste-to-energy facility (SESCO). See Note 15 to the Condensed Consolidated Financial Statements for detailed reconciliations of segment information to the Consolidated Financial Statements.

[d] Excludes 2002 transitional goodwill impairment charges of $2.6 million in the Maintenance Products group and $1.6 million in the Electrical Products group.

[e] Includes discontinued operations.

      Sales in the Maintenance Products group decreased from $78.6 million to $72.4 million, a decrease of $6.2 million or 7.9%. The most significant sales shortfalls to prior year were realized at Contico's metal truck box and consumer plastic businesses, principally due to the loss of certain business at a major retail customer. Sales were also lower at Contico's janitorial/sanitation plastics (Jan/San) business, as we believe that this business continues to be impacted by the slow economy and reduced demand for cleaning products, due to commercial real estate vacancy rates and reduced demand in the travel and hospitality industries. In addition, sales were lower at the Gemtex business unit, which sells abrasive products mainly to industrial customers, primarily due to increased foreign competition.

      The Maintenance Products group's operating results improved from an operating loss of ($16.5) million in the third quarter of 2002 to an operating loss of ($6.0) million in the third quarter of 2003, a difference of 63.7%. Operating loss was impacted in both years by severance, restructuring and related charges, as well as by impairments of long-lived assets. Excluding these items, operating income decreased by $1.7 million, or 46.5%. Results were negatively impacted by the reduction in volumes at Contico's metal truck box, consumer plastics and Jan/San businesses, as well as rising resin costs and isolated manufacturing inefficiencies. In addition, operating results were negatively impacted by $1.3 million of incremental depreciation related to the revision of the estimated useful lives of certain manufacturing assets related to plastic products. Results were positively impacted at both the consumer and Jan/San businesses of Contico in the U.S. from the implementation of cost reduction strategies.

      The Maintenance Products group recorded severance, restructuring and related charges of $2.7 million during the third quarter of 2003 and $9.1 million during the third quarter of 2002. The costs in the third quarter of 2003 were related primarily to the establishment of and adjustments to non-cancelable lease liabilities for abandoned facilities ($1.9 million), costs associated with the consolidation efforts at Contico, including severance and moving inventory and equipment ($0.7 million), and charges associated with the restructuring of its abrasives business ($0.1 million). The 2002 costs consisted primarily of net non-cancelable lease rentals and severance related to the Warson Road facility, as well as consultant fees associated with the company-wide sourcing project, and integration costs associated with consolidation of administrative functions. During the third quarter of 2003, the group also recorded impairments of long-lived assets of $5.3 million, and included $3.7 million of idle and obsolete equipment and leasehold improvements at Warson Road, Hazelwood and Bridgeton, $1.2 million related to the closure of abrasives facilities in Lawrence, Massachusetts and Pineville, North Carolina and the subsequent consolidation into the Wrens facility, and $0.3 million of obsolete molds and tooling at Contico's plastics operation in the United Kingdom. The group recorded impairments of long-lived assets of $11.0 million during the third quarter of 2002, which included impairment charges of $7.0 million for certain molds and tooling at Contico, a customer list intangible at Contico for $2.6 million, certain machinery and equipment at the Wilen Products business unit for $1.2 million and $0.2 million for equipment at Earth City.

      Sales in the Electrical Products group decreased from $55.8 million to $53.5 million, a decline of 4.1%. The decrease was primarily attributable to lower sales at Woods U.S. as a result of an usually strong third quarter in 2002. The 2002 sales benefited from a significant restocking of inventory at a major retail outlet consumer.

      The Electrical Products group's operating income improved from $4.5 million in the third quarter of 2002 to $4.9 million in the third quarter of 2003, an increase of 9.9%. Operating income was impacted in both years by severance, restructuring and related charges. Excluding these items, operating income increased by $1.3 million, or 28.2%. Operating income was higher at both Woods U.S. and Woods Canada. Cost reduction strategies implemented, which have focused on increased sourcing of product from third party manufacturers, have reduced the cost structures of both businesses, thereby improving margins and profitability.

      The Electrical Products group recorded severance, restructuring and related charges of $1.2 million in the third quarter of 2003 and $0.3 million in the third quarter of 2002. The 2003 costs relate primarily to severance for Woods Canada in connection with the announced shutdown of their manufacturing facility in the fourth quarter of 2003. For 2002, these charges consisted of consulting fees incurred by both Woods U.S. and Woods Canada related to the third party manufacturer sourcing project that has been largely completed.

      Equity in income of equity method investment was lower by $5.4 million almost entirely due to the write down of the Sahlman joint venture. See further discussion relating to the financial results of Sahlman in Note 6 to the Condensed Consolidated Financial Statements.

      Interest expense decreased from $1.8 million in the third quarter of 2002 to $1.1 million in the third quarter of 2003. The decrease is due mainly to lower average borrowings and to a lesser extent, lower interest rates. Other, net was unfavorable primarily as a result of expenses associated with the attempt to sell the Woods businesses and a loss on the sale of real estate at an idle facility in Canada in the current year quarter.

      Total Company assets between December 31, 2002 and September 30, 2003 were impacted primarily by reductions in assets of discontinued operations, which were reduced from $11.8 million to $2.1 million. The reduction in discontinued operations assets is due to the assets of GC/Waldom and Duckback being included in assets of discontinued operations at December 31, 2002, but excluded at September 30, 2003 due to the sale of those businesses in 2003 (see Note 4 to the Condensed Consolidated Financial Statements). In addition, assets are lower at September 30, 2003, primarily due to impairments of property and equipment of $7.1 million and the write down of the investment of Sahlman of $5.5 million.

Nine Months Ended September 30, 2003 versus Nine Months Ended September 30, 2002

      The table below and the narrative that follows summarize the key factors in the year-to-year changes in operating results.

                                                           Nine months ended September 30,      Percentage
                                                              2003                2002           Variance
                                                              ----                ----           --------
                                                               (Thousands of dollars)
Maintenance Products Group [a]
        Net external sales                                  $ 213,509          $ 227,655           (6.2%)
        Operating loss                                         (6,286)           (17,287)         (63.6%)
        Operating deficit                                        (2.9%)             (7.6%)          N/A
        Severance, restructuring and related charges            4,013             12,275          (67.3%)
        Impairments of long-lived assets                        7,055             13,380          (47.3%)
        Depreciation and amortization                          15,111             14,211            6.3%
        Capital expenditures                                    6,580              7,132           (7.7%)

Electrical Products Group [b]
        Net external sales                                  $ 104,305          $ 106,289           (1.9%)
        Operating income                                        6,409              2,492          157.2%
        Operating margin                                          6.1%               2.3%           N/A
        Severance, restructuring and related charges            1,404              2,707          (48.1%)
        Depreciation and amortization                             893              1,074          (16.9%)
        Capital expenditures                                      432                541          (20.1%)

Total Company [c]
        Net external sales [d]                              $ 317,814          $ 335,121           (5.2%)
        Operating loss [d]                                    (10,001)           (28,826)         (65.3%)
        Operating deficit [d]                                    (3.1%)             (8.6%)          N/A
        Severance, restructuring and related charges            5,812             15,567          (62.7%)
        Impairments of long-lived assets [d]                    7,055             13,380          (47.3%)
        Depreciation and amortization [d]                      16,531             15,396            7.4%
        Capital expenditures [e]                                7,137              8,233          (13.3%)

[a] Includes Contico, Continental Manufacturing, Contico U.K., Disco, Gemtex, Glit/Mictrotron, Loren Products, and Wilen Products.

[b] Includes Woods U.S. and Woods Canada.

[c] Included in "Total Company" are certain amounts in addition to those shown for the Maintenance Products and Electrical Products segments, including amounts associated with 1) unallocated corporate expenses, 2) our equity investment in a shrimp harvesting and farming operation, and 3) our waste-to-energy facility (SESCO). See Note 15 to Condensed Consolidated Financial Statements for detailed reconciliations of segment information to the Consolidated Financial Statements.

[d] Excludes 2002 transitional goodwill impairment charges of $2.6 million in the Maintenance Products group and $1.6 million in the Electrical Products group.

[e] Includes discontinued operations.

      Sales in the Maintenance Products group decreased from $227.7 million to $213.5 million, a decrease of $14.2 million or 6.2%. The most significant sales shortfalls to the prior year were realized in the businesses that sell to commercial customers, including Contico's Jan/San business. We believe that this business continues to be impacted by the slow economy and reduced demand for cleaning products, due to commercial real estate vacancy rates and reduced demand in the travel and hospitality industries. Sales were lower at Contico's metal truck box and consumer plastics businesses due to the loss of certain business at a major outlet customer. Sales were also lower at the Loren Products division, primarily because a major customer increased their supplier base in 2003. Sales were also lower at Gemtex, primarily due increased foreign competition.

      The Maintenance Products group's operating results improved from a loss of $17.3 million for the nine months ended September 30, 2002 to a loss of $6.3 million for the nine months ended September 30, 2003, a change of 63.6%. Operating results were impacted in each year by severance, restructuring and related charges, as well as the impairment of long-lived assets. Excluding these items, operating loss decreased by $3.6 million, or 42.9%. Profitability was lower at Contico's metal truck box business, Loren and Gemtex due to volume-related issues, while the Contico consumer plastic business in the U.S. and in the U.K. was negatively impacted by top-line pricing pressures, an unfavorable mix of lower margin products and rising resin costs. These shortfalls were partially offset by improved results at the Contico Jan/San business which benefited from the implementation of cost reduction strategies. In addition, operating results were negatively impacted by $4.0 million of incremental depreciation related to the revision of the estimated useful lives of certain manufacturing assets related to plastic products.

      The Maintenance Products group recorded severance, restructuring and related charges of $4.0 million during the nine months ended September 30, 2003, and $12.3 million during the nine months ended September 30, 2002. The 2003 costs related primarily to the establishment of and adjustments to non-cancelable lease liabilities for abandoned facilities ($2.4 million), costs associated with the consolidation efforts at Contico, including severance and moving inventory and equipment ($1.1 million) and charges associated with the restructuring of the abrasives business ($0.5 million). The 2002 severance, restructuring and related charges were comprised of non-cancelable rental payments on the Earth City and Warson Road facilities of $10.3 million, severance costs of $0.8 million, consulting costs related to sourcing and other manufacturing and production efficiencies initiatives of $0.8 million, costs associated with moving inventory and equipment of $0.2 million, and various integration costs for the consolidation of administrative functions of $0.2 million. The group recorded impairments of long-lived assets of $7.1 million during the nine months ended September 30, 2003 and $13.4 million during the same period of 2002. Charges in 2003 included $5.5 million related to idle and obsolete equipment and leasehold improvements at Warson Road, Hazelwood and Bridgeton, $1.2 million related to the closure of abrasives facilities in Lawrence, Massachusetts and Pineville, North Carolina and the subsequent consolidation into the Wrens facility, and $0.3 million of obsolete molds and tooling at Contico's plastics operation in the United Kingdom. Impairment charges in 2002 included $7.0 million for certain molds and tooling at Contico, a customer list intangible at Contico for $2.6 million, certain machinery and equipment at Warson Road for $2.4 million, certain machinery and equipment at the Wilen Products business unit for $1.2 million and $0.2 million for equipment at Earth City.

      Sales in the Electrical Products group decreased from $106.3 million to $104.3 million, a decline of 1.9%. The decrease was primarily attributable to lower sales at Woods U.S. as a result of certain promotions at a major retail customer in 2002 that did not repeat in 2003, as well as a strong third quarter of 2002 resulting from significant restocking of inventory for a certain customer. This decrease was offset by higher sales at Woods Canada, principally due to the impact of currency translation.

      The Electrical Products group's operating income improved from $2.5 million to $6.4 million, an increase of 157.2%. Operating income was impacted in both years by severance, restructuring and related charges. Excluding these items, operating income increased by $2.6 million, or 50.3%. Operating income was higher at both Woods U.S and Woods Canada, driven primarily by higher sales volumes and cost reductions at Woods Canada and by cost reductions at Woods U.S.

      The Electrical Products group recorded severance, restructuring and related charges of $1.4 million in the nine month period ending September 30, 2003, compared to $2.7 million recorded during the same period of 2002. The costs in 2003 are mostly related to severance for Woods Canada in connection with the announced shutdown of their manufacturing facility in the fourth quarter of 2003 and to a lesser degree, consulting fees for resourcing projects. The 2002 costs all related to consulting fees for resourcing projects. The resourcing initiative has had a significant positive impact on the operations of both Woods U.S. and Woods Canada.

      Equity in income of equity method investment was lower by $6.3 million almost entirely due to the write down of the Sahlman joint venture in 2003, offset by equity income from Sahlman in 2002. See further discussion relating to the financial results of Sahlman in Note 6 to the Condensed Consolidated Financial Statements.

      Interest, net was essentially the same for the first nine months of 2003 as compared to the first nine months of 2002. During the first quarter of 2003, we wrote off $1.2 million of unamortized debt issuance costs due to the reduction in our borrowing capacity as a result of the refinancing of our debt obligations in February 2003. The amount of this write-off is included in interest expense. Excluding the write-off, interest, net decreased by $1.1 million, or 23.4%, due mainly to lower average borrowings and to a lesser extent, lower interest rates.

LIQUIDITY AND CAPITAL RESOURCES

            Liquidity was negatively impacted in the first nine months of 2003 by lower operating cash flow during the first quarter. We used $10.1 million of operating cash flow during the first nine months of 2003 compared to operating cash flow generated during the first nine months of 2002 of $12.4 million. Debt obligations increased from December 31, 2002 by $6.0 million. However, $9.8 million of the increase in debt obligations related to the early redemption of higher-interest preferred units of a subsidiary, which were redeemed at a discount coincident with the refinancing of our debt obligations in February 2003 (see discussion below). Excluding the impact of this factor on debt obligations, debt decreased by $3.8 million during the first nine months of 2003. Net proceeds from the sales of the GC/Waldom and Duckback businesses were used to reduce debt by $21.9 million, and were offset by working capital changes, primarily higher accounts receivable due largely to seasonality at the Woods' businesses and payments on previously recorded restructuring liabilities.

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

      In September 2003, we sold the Duckback business for net proceeds of $15.8 million, of which $1.4 million was received subsequent to September 30, 2003 as a result of a post-closing working capital adjustment. In April 2003, we sold the GC/Waldom business for net proceeds of $7.5 million. The proceeds of these sales resulted in a positive impact to cash flows from investing activities for the nine months ended September 30, 2003, and allowed us to reduce our debt obligations. A gain of $11.5 million was recorded on the sale of Duckback while a loss of $0.2 million was recognized on the sale of GC/Waldom.

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

      Sources:
      Term borrowings under the Fleet Credit Agreement                                        $  20,000
      Revolving borrowings under the Fleet Credit Agreement                                      43,743
                                                                                              ---------
                                                                                              $  63,743
                                                                                              =========
      Uses:
      Payment of principal and interest under the Deutsche Bank Credit Agreement              $  52,895
      Purchase of the remaining preferred interest of subsidiary at a discount                    9,840
      Payment of accrued distributions on one-half of preferred interest of subsidiary              122
      Certain costs associated with the Fleet Credit Agreement                                      886
                                                                                              ---------
                                                                                              $  63,743
                                                                                              =========

      As a result of the refinance with the new Fleet Credit Agreement, we were able to redeem at a 40% discount the remaining preferred interest that the former owner of Contico had held. This balance sheet liability, which had a carrying value of $16.4 million immediately prior to redemption, was redeemed for $9.8 million in February 2003. The excess of carrying value over redemption price is an addition to stockholders' equity, and favorably impacts earnings per share. This will result in a reduction of preferred cash distributions by approximately $1.3 million annually, which had accrued at an annual rate of 8%. After giving effect to the interest cost incurred by the Company to fund the redemption, the net decrease in financing cost for the Company will be approximately $1.0 million annually.

      Under the Fleet Credit Agreement, the Term Loan originally had a final maturity date of February 3, 2008 and quarterly repayments of $0.7 million, two of which were made on April 1 and July 1, 2003, respectively. However, the net proceeds received from the GC/Waldom and Duckback sales (see above), were used to prepay the Term Loan, which is now scheduled to be repaid in its entirety by 2005. The Revolving Credit Facility has an expiration date of February 3, 2008.

      Unused borrowing availability on the Revolving Credit Facility of $37.3 million at September 30, 2003, was temporarily higher due to the application of the proceeds of the Duckback sale (see below). In accordance with the Fleet Credit Agreement, the net proceeds from an asset sale are first used to pay down the Term Loan to the extent of Term Loan collateral (real estate and equipment) sold, then proceeds are applied to the Revolving Credit Facility to the extent of Revolving Credit collateral (accounts receivable and inventory) sold, and subsequently to pay down the Term Loan (to the extent of the outstanding Term
Loan) and finally to the Revolving Credit Facility until all proceeds are applied. In connection with the Duckback sale, all of the net proceeds were initially used to pay down the Revolving Credit Facility as there was uncertainty (pending finalization of a balance sheet as of the date of the sale) as to the amount of underlying Revolving Credit collateral sold. Subsequent to September 30, 2003, based on the process for applying proceeds, the Term Loan was reduced by $11.9 million from funding received from the Revolving Credit Facility. Had the net proceeds been applied to the Term Loan on or before September 30, 2003, unused borrowing availability would have been $25.4 million at September 30, 2003.

      Our borrowing base under the Fleet Credit Agreement is reduced by the outstanding amount of standby and commercial letters of credit. Vendors, financial institutions and other parties with whom we conduct business may require letters of credit in the future that either 1) do not exist today or 2) would be at higher amounts than those that exist today. Currently, our largest letters of credit relate to our casualty insurance programs. At September 30, 2003, total outstanding letters of credit were $9.3 million.

      All extensions of credit under the Fleet Credit Agreement are collateralized by a first priority perfected security interest in and lien upon the capital stock of each material domestic subsidiary (65% of the capital stock of each material foreign subsidiary), and all present and future assets and properties of Katy. Customary financial covenants and restrictions apply under the Fleet Credit Agreement, and we were in compliance with these covenants as of September 30, 2003. Until June 30, 2003, interest accrued on revolving borrowings at 225 basis points over applicable LIBOR rates, and at 250 basis points over LIBOR for term borrowings. Subsequent to June 30, 2003 and in accordance with the Fleet Credit Agreement, Katy's margins dropped an additional 25 basis points from the pre-June 30 levels on both the Revolving Credit Facility and the Term Loan based on the achievement of a financial covenant target. Interest accrues at higher margins on prime rates for swing loans, the amounts of which were nominal at September 30, 2003.

      Katy has incurred $1.5 million in debt issuance costs associated with the Fleet Credit Agreement. Additionally, at the time of the inception of the Fleet Credit Agreement, Katy had approximately $5.6 million of unamortized debt issuance costs associated with the Deutsche Bank Credit Agreement. Based on the pro rata reduction in borrowing capacity from the Deutsche Bank Credit Agreement to the Fleet Credit Agreement, Katy charged to expense $1.2 million of the Deutsche Bank Credit Agreement unamortized debt issuance costs. The remainder of the previously capitalized costs, along with the newly capitalized costs from the Fleet Credit Agreement of $0.9 million, is being amortized over the life of the Fleet Credit Agreement through January 2008.

      The Revolving Credit Facility under the Fleet Credit Agreement requires lockbox agreements which provide for all receipts to be swept daily to reduce borrowings outstanding. These agreements, combined with the existence of a material adverse effect (MAE) clause in the Fleet Credit Agreement, causes the Revolving Credit Facility to be classified as a current liability, per guidance in the Emerging Issues Task Force (EITF) Issue No. 95-22, Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement. However, the Company does not expect to repay, or be required to repay, within one year, the balance of the Revolving Credit Facility classified as a current liability. The MAE clause, which is a fairly typical requirement in commercial credit agreements, allows the lender to require the loan to become due if it determines there has been a material adverse effect on our operations, business, properties, assets, liabilities, condition or prospects. The classification of the Revolving Credit Facility as a current liability is a result only of the combination of the two aforementioned factors: the lockbox agreements and the MAE clause. The Revolving Credit Facility does not expire or have a maturity date within one year, but rather has a final expiration date of January 31, 2008. Also, we were in compliance with the applicable financial covenants at September 30, 2003. The lender had not notified us of any indication of a MAE at September 30, 2003, and to our knowledge, we were not in default of any provision of the Fleet Credit Agreement at September 30, 2003.

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

We require cash to fund working capital needs, make payments on previously recorded restructuring liabilities (see schedule of Contractual Obligations below), and fund capital expenditures. These requirements are expected to be met principally through cash flows from operations and available borrowings under the Fleet Credit Agreement. Capital expenditures for 2003 are expected to approximate the levels in 2002 and 2001, mainly for investments planned for the restructuring of the abrasives businesses and the various Contico facilities. These restructuring and consolidation activities are important steps in reducing our cost structure to a competitive level.

      We are continually evaluating alternatives relating to divestitures of certain of our businesses. Divestitures present opportunities to de-leverage our financial position and free up cash for further investments in core activities. On September 16, 2003, we announced the sale of our Duckback business with total net proceeds of $15.8 million, which were used to reduce our debt obligations. On April 2, 2003, we announced the sale of GC/Waldom with net proceeds of $7.5 million, which were also used to reduce our debt obligations. On February 3, 2003, we announced that we sold a Woods manufacturing facility in Mooresville, Indiana. Gross proceeds were $1.9 million, of which $0.7 million was used to repay a mortgage loan payable on the property. The remainder of the proceeds reduced our debt obligations.

      We have recorded valuation allowances of $42.8 million on deferred tax assets as of December 31, 2002. These deferred tax assets include $22.8 million of domestic net operating loss carry forwards. To the extent we generate taxable income in future years, these net operating loss carry forwards will be available to reduce future income tax liabilities.

      On April 20, 2003, we announced a plan to repurchase up to $5.0 million of our common stock. This repurchase is being funded through our credit facility. As of September 30, 2003, we had spent $1.4 million to repurchase 289,100 shares of our common stock on the open market.

OFF-BALANCE SHEET ARRANGEMENTS

      On April 29, 2002, Katy and SESCO, an indirect wholly owned subsidiary, entered into a partnership agreement with Montenay Power Corporation and its affiliates (Montenay) that turned over the operation of SESCO's waste-to-energy facility to the partnership. The Company entered into this agreement as a result of evaluations of SESCO's business. First, we determined that SESCO was not a core component of our long-term business strategy. Moreover, we did not feel the Company had the management expertise to deal with certain risks and uncertainties presented by the operation of SESCO's business, given that SESCO was the Company's only waste-to-energy facility. We had explored options for divesting SESCO for a number of years, and management felt that this transaction offered a reasonable strategy to exit this business.

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

      Based on an opinion from outside legal counsel, SESCO has a legally enforceable right to offset amounts it owes to the Authority under the loan agreement against amounts that are owed from the Authority under the service agreement. At September 30, 2003, this amount was $35.8 million. Accordingly, the amounts owed to and due from SESCO have been netted for financial reporting purposes and are not shown on the consolidated balance sheets.

      In addition to SESCO retaining its liabilities under the loan agreement, to induce the required parties to consent to the partnership transaction, Katy also continues to guarantee the obligations of the partnership under the service agreement. The partnership is liable for liquidated damages under the service agreement if it fails to accept the minimum amount of waste or to meet other performance standards under the service agreement. The liquidated damages, an off balance sheet risk for Katy, are equal to the amount of the Industrial Revenue Bonds outstanding, less $4.0 million maintained in a debt service reserve trust. We do not expect non-performance by the other parties. Additionally, Montenay has agreed to indemnify Katy for any breach of the service agreement by the partnership.

      Following are scheduled principal repayments on the loan agreement (and the Industrial Revenue Bonds) as of September 30, 2003 (in thousands):

                           2003           $   5,385
                           2004               6,765
                           2005               8,370
                           2006              15,300
                                          ---------
                          Total           $  35,820
                                          =========

      We also enter into operating lease agreements in the ordinary course of business, and many of our facilities are leased. Contractual obligations associated with these leases are listed in the table under the following section entitled "Contractual Obligations and Commercial Obligations."

Contractual Obligations and Commercial Obligations

      Katy's obligations as of September 30, 2003 are summarized below:

      (In thousands of dollars)

                                                         Due in less         Due in             Due in          Due after
Contractual Cash Obligations             Total           than 1 year        1-3 years         4-5 years          5 years
----------------------------             -----           -----------        ---------         ---------          -------
Revolving credit facility [a]          $   35,088        $       --        $       --        $   35,088        $       --
Term loans                                 16,381            14,741             1,640                 0                 0
Operating leases [b]                       43,071            11,516            16,849            12,322             2,384
Severance and restructuring [b]             8,301             4,766             2,773               464               298
SESCO payable to Montenay [c]               4,800             1,000             2,050             1,750                --
                                       ----------        ----------        ----------        ----------        ----------
Total Contractual Obligations          $  107,641        $   32,023        $   23,312        $   49,624        $    2,682
                                       ==========        ==========        ==========        ==========        ==========

                                                         Due in less         Due in             Due in          Due after
Other Commercial Commitments             Total           than 1 year        1-3 years         4-5 years          5 years
----------------------------             -----           -----------        ---------         ---------          -------
Commercial letters of credit           $      892        $      892        $       --        $       --        $       --
Stand-by letters of credit                  8,380             8,380                --                --                --
Guarantees [d]                             35,820             5,385            15,135            15,300                --
                                       ----------        ----------        ----------        ----------        ----------
Total Commercial Commitments           $   45,092        $   14,657        $   15,135        $   15,300        $       --
                                       ==========        ==========        ==========        ==========        ==========

[a] As discussed in the Liquidity and Capital Resources section above, the entire Fleet Revolving Credit Facility is classified as a current liability on the Condensed Consolidated Balance Sheets as a result of the combination in the Fleet Credit Agreement of 1) lockbox agreements on Katy's depository bank accounts and 2) a subjective Material Adverse Effect (MAE) clause. The revolving credit agreement expires in January of 2008.

[b] These "Severance and restructuring" obligations represent liabilities associated with restructuring activities, other than liabilities for non-cancelable lease rentals. Future non-cancelable lease rentals are included in the line entitled "Operating leases." Our balance sheet at September 30, 2003 includes $6.7 million in discounted liabilities associated with non-cancelable operating lease rentals, net of estimated sub-lease revenues, related to facilities that have been abandoned as a result of restructuring and consolidation activities.

[c] Amount owed to Montenay as a result of the SESCO partnership, discussed above and in Note 9 to the Condensed Consolidated Financial Statements. $1.0 million of this obligation is classified in the Condensed Consolidated Balance Sheets as an Accrued Expense in Current Liabilities, while the remainder is included in Other Liabilities, recorded on a discounted basis.

[d] As discussed in the Off-Balance Sheet Arrangements section above, SESCO, an indirect wholly-owned subsidiary of Katy, is party to a partnership that operates a waste-to-energy facility, and has certain contractual obligations, for which Katy provides certain guarantees. If the partnership is not able to perform its obligations under the contracts, under certain circumstances SESCO and Katy could be subject to damages equal to the amount of Industrial Revenue Bonds outstanding (which financed construction of the facility) less amounts held by the partnership in debt service reserve funds. Katy and SESCO do not anticipate non-performance by parties to the contracts. See the Off-Balance Sheet Arrangements section above and Note 9 to Condensed Consolidated Financial Statements.

SEVERANCE, RESTRUCTURING AND RELATED CHARGES

      During the third quarter of 2003, we recorded $3.9 million for severance, restructuring and related charges pursuant to SFAS No. 146. Such charges include $2.0 million related to the establishment of and adjustments to non-cancelable lease liabilities for abandoned facilities, primarily as a result of the consolidation of the facilities at the Contico business units. We also recorded severance costs of $1.1 million related to the announced closure of the Woods Canada manufacturing facility in Toronto. Manufacturing operations will cease in the fourth quarter of 2003, as Katy will implement a third-party sourcing plan similar to that implemented at the Woods U.S. operation in the fourth quarter of 2002. As of result of the shut down, approximately 100 employees will be terminated. In addition Katy incurred costs of $0.7 million associated with the consolidation efforts at Contico, including severance and moving inventory and equipment. Katy also recorded charges of $0.1 million associated with the restructuring of its abrasives business.

      During the first and second quarters of 2003, we recorded $0.2 million and $1.7 million, respectively, for severance, restructuring and related charges. These costs related to equipment moves, adjustments to non-cancelable lease liabilities for abandoned facilities, severance, and related charges associated with consolidation of facilities and administrative functions. Included in these costs were severance charges related to five administrative and fifteen operations employees at Contico's Santa Fe Springs facility. Costs were also incurred related to plastics manufacturing facilities at Warson Road, and the abrasives manufacturing facility in Wrens.

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

      During the second quarter of 2002, we recorded $3.8 million of severance, restructuring and related charges. Approximately $1.6 million of the charges related to accruals for payments for consultants working with us on sourcing and other manufacturing and production efficiency initiatives. Additionally, net non-cancelable rental payments of $1.8 million associated with the shut down of Contico's Warson Road facility were charged to operations during the quarter, as well as involuntary termination benefits of $0.1 million. The Warson Road facility shutdown involved a reduction in workforce of nineteen employees. The remaining $0.3 million (for involuntary termination benefits) related to SESCO and for various integration costs in the consolidation of administrative functions into St. Louis, Missouri, from various operating divisions in the Maintenance Products group.

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

                                                                            One-time         Contract
                                                                          Termination      Termination
                                                            Total         Benefits [a]       Costs [b]        Other [c]
                                                            -----         ------------       ---------        ---------
    Restructuring liabilities at December 31, 2002         $ 14,499         $  2,085         $ 10,885         $  1,529
      Additions to restructuring liabilities                  5,812            2,230            2,538            1,044
      Payments on restructuring liabilities                 (12,010)          (2,818)          (6,708)          (2,484)
                                                           --------         --------         --------         --------
    Restructuring liabilities at September 30, 2003        $  8,301         $  1,497         $  6,715         $     89
                                                           ========         ========         ========         ========

      The table below summarizes the future obligations for severance and restructuring charges detailed above as of September 30, 2003 (in thousands):

                            2003                $   2,054
                            2004                    3,350
                            2005                    1,469
                            2006                      668
                            2007                      380
                         Thereafter                   380
                                                ---------
                       Total Payments           $   8,301
                                                =========

[a] Includes severance, benefits, and other employee-related costs associated with the employee terminations.

[b] Includes charges related to non-cancelable lease liabilities for abandoned facilities, net of potential sub-lease revenue.

[c] Includes charges associated with moving inventory, machinery and equipment, consolidation of administrative and operational functions, and consultants working on sourcing and other manufacturing and production efficiency initiatives.

OUTLOOK FOR 2003

      We anticipate a continuation of the difficult economic conditions and business environment in 2003, which will present challenges in maintaining net sales. In particular, we expect to see softness continue in the restaurant, travel and hotel markets to which we sell cleaning products. We have seen continued strong sales performance from the Woods U.S. and Woods Canada retail electrical corded products business, but we do not expect to see the same level of year-over-year top line growth from those businesses in 2003 as we experienced in 2002. We have a significant concentration of customers in the mass-market retail, discount and do-it-yourself market channels. Our ability to maintain and increase our sales levels depends in part on our ability to retain and improve relationships with these customers. We face the continuing challenge of recovering or offsetting cost increases for raw materials.

      Gross margins have been improving and are expected to continue to improve for the remainder of 2003 as we realize the benefits of various profit-enhancing strategies begun in 2001 and 2002. These strategies include sourcing previously manufactured products, as well as locating new sources for products already sourced outside of our facilities. We have significantly reduced headcount, and continue to examine issues related to excess facilities. Cost of goods sold is subject to variability in the prices for certain raw materials, most significantly thermoplastic resins used by Contico in the manufacture of plastic products. Prices of plastic resins, such as polyethylene and polypropylene, increased during the early months of 2003, but have fallen and stabilized by the end of the third quarter. Management has observed that the prices of plastic resins are driven to an extent by prices for crude oil and natural gas, in addition to other factors specific to the supply and demand of the resins themselves. We cannot predict the direction resin prices will take during the remainder of 2003 and beyond. We are also exposed to price changes for copper (a primary material in many of the products sold by Woods U.S. and Woods Canada), aluminum (a primary material in production of truck boxes), corrugated packaging material and other raw materials. We have not employed an active hedging program related to our commodity price risk, but are employing other strategies for managing this risk, including contracting for a certain percentage of resin needs through supply agreements and supplementing these agreements with opportunistic spot purchases. In a climate of rising raw material costs, we experience difficulty in raising prices to shift these higher costs to our customers.

      Depreciation expense will continue to be higher during 2003 as a result of the reduction in depreciable lives for certain assets used in Contico's manufacturing process, effective January 1, 2003. The estimated amount of incremental depreciation expense during 2003 as a result of this reduction in depreciable lives is approximately $5.4 million. However, many of these assets will become fully depreciated during 2003 since the Contico acquisition occurred in early 1999. Therefore, depreciation expense related to these assets is expected to reduce again in 2004 and subsequent years. Our total depreciation expense in 2004 and subsequent years will depend on changes in the level of depreciable assets.

      Selling, general and administrative expenses have remained stable and are expected to continue to remain stable as a percentage of sales from 2002 levels. Cost reduction efforts are ongoing throughout the Company. Our corporate office was relocated in 2001 and we expect to maintain modest headcount and rental costs for that office. We have completed the process of transferring most back-office functions of our Wilen subsidiary from Atlanta, Georgia to St. Louis, Missouri, the headquarters of Contico. We are nearly complete with the process of transferring most back-office functions of the Glit/Microtron subsidiary in Wrens, Georgia to St. Louis, Missouri. We will continue to evaluate the possibility of further consolidation of administrative processes at our subsidiaries.

      We have announced or committed to several restructuring plans involving our operations. During the second and third quarters of 2002, respectively, we announced plans to consolidate the Warson Road and Earth City facilities of Contico into the Bridgeton facility. All of these facilities are located in the St. Louis, Missouri area. The move from our Warson Road facility is complete. Subsequent to September 30, 2003, the move from our Earth City facility will require approximately an additional $0.5 million of capital expenditures. The significant charges recorded during 2002 and 2003 related to these facilities were mainly to accrue non-cancelable lease payments for these facilities (i.e., non-incremental cash). We also intend to reduce the capacity of Contico's Hazelwood facility, which currently provides injection molding of plastic products for the janitorial/sanitation and consumer plastics businesses. Hazelwood will continue to operate on a satellite basis, but with reduced capacity. Certain molding machines will be transferred to the Bridgeton facility, and excess machinery will be sold. Capital expenditures of $1.3 million will be required at Bridgeton to accommodate the former Hazelwood capacity, and some additional severance and restructuring expenses will be incurred during the last quarter of 2003 to accommodate this move. We expect the Contico business unit to benefit from lower overhead costs in 2003 and beyond as a result of these consolidations. Further facility consolidations with respect to the Contico operations are under review.

      During September 2003, we announced the planned closure of the Woods Canada manufacturing facility in Toronto, necessitated by our decision to fully outsource its products to lower cost sources. Prior to the plant closure, Woods Canada already sourced a portion of its finished goods from vendors. The plant closure will take place in December 2003. While outsourcing of the Woods Canada products is a cost-saving measure, Woods Canada expects to maintain higher inventory levels, especially through mid-2004, as a result of this move.

      We have committed to other restructuring alternatives as well, most of which center around consolidation of operations into fewer facilities. Certain of these projects will require significant levels of incremental cash for both capital expenditures and moving and relocation costs. Capital expenditures, severance, restructuring and related costs, and potential asset impairments, related to these initiatives are expected to be in the range of $5 to $7 million, and will be incurred in the fourth quarter of 2003 and into the first half of 2004.

      We continue to pursue a strategy within the Maintenance Products group to simplify our business transactions and improve our customer relationships. We have started operating centralized customer service functions for Continental, Glit, Wilen and Disco, allowing customers to order products from any division on one purchase order. We believe that operating these businesses as a cohesive unit will improve customer service because our customers' purchasing processes will be simplified, as will follow up on order status, billing, collection and other related functions. We expect that these steps will increase customer loyalty and help in attracting new customers and increasing top line sales in future years.

      Our integration cost reduction efforts, integration of back office functions and simplifications of our business transactions are all dependent on executing a system integration plan. This plan involves the migration of data across information technology platforms and implementation of new software and hardware. The systems integration plan was substantially completed in October 2003.

      Interest expense in 2003, excluding the write-off of $1.2 million of unamortized debt issuance costs, has been lower than the amounts reported in 2002, due primarily to lower debt balances and, to a lesser extent, lower interest rates. We expect this trend to continue for the remained of the year. However, we cannot predict the future levels of interest rates. In addition, after June 30, 2003, interest rate margins on our Fleet Credit Agreement borrowings are determined on a pricing matrix which factors operating performance into the pricing grid. Margins drop an additional 25 basis points in the most favorable pricing grid from the pre-June 30 levels. Our operating performance has resulted in us obtaining the more favorable pricing for our borrowings.

      Given our history of operating losses, along with guidance provided by the accounting literature covering accounting for income taxes, we were unable to conclude it is more likely than not that we will be able to generate future taxable income sufficient to realize the benefits of deferred tax assets carried on our books. Therefore, a full valuation allowance on the net deferred tax asset position was recorded at September 30, 2003 and December 31, 2002, and we do not expect to record the benefit of any deferred tax assets that may be generated in 2003. We will continue to record current expense associated with foreign and state income taxes.

      We are continually evaluating alternatives that relate to divestitures of non-core businesses. Divestitures present opportunities to de-leverage our financial position and free up cash for further investments in core activities. On March 6, 2003, we announced that we were exploring the sale of the Woods and Woods Canada businesses. However, on July 31, 2003, we announced that we have decided not to pursue a sale of these businesses at this time. On April 2, 2003, we announced the sale of GC/Waldom with net proceeds of $7.5 million, resulting in a loss of $0.2 million on the sale. On September 16, 2003, we announced the sale of Duckback with net proceeds of $15.8 million, resulting in a gain of $11.5 million.

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

      Since 1998, Woods Canada has used the NOMA trademark in Canada under the terms of a license with Gentek Inc. (Gentek). In October 2002, Gentek filed a petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. In July 2003, as part of the bankruptcy proceedings, Gentek filed a motion to reject the trademark license agreement. On November 5, 2003, Gentek's motion was granted by the U.S. Bankruptcy Court. As a result, the trademark license agreement is no longer in effect. Woods Canada is in discussions with Gentek to enter into a new trademark license agreement. However, there is no guarantee that a new license agreement with Gentek will be reached, in which case Woods Canada would lose the right to brand certain of its product with the NOMA trademark. Approximately 45% of Woods Canada's sales are of NOMA - branded products. Should it lose the right to use the NOMA trademark, Woods Canada would seek to replace those sales with sales of other products. However, there is no guarantee that Woods Canada will be able to replace the lost sales of NOMA - branded products.

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

      In January 2003, the FASB released FASB Interpretation No. (FIN) 46, Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51. FIN 46 clarifies issues regarding the consolidation of entities which may have features that make it unclear whether consolidation or equity method accounting is appropriate. The effective date of FIN 46 has been delayed until the fourth quarter of 2003 for variable interest entities created prior to February 1, 2003. Katy is currently evaluating FIN 46 to determine any potential impact on its financial reporting.

      In April 2003, the FASB released SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. Katy does not currently use derivative instruments or participate in hedging activities and therefore, does not expect SFAS No. 149 to impact its financial reporting. If Katy were to utilize derivative instruments and participate in hedging activities, it would follow the provisions of SFAS No. 149.

      In May 2003, the FASB released SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Liabilities and Equity. SFAS No. 150 establishes standards for how certain financial instruments with characteristics of both liabilities and equity are to be classified and measured. It requires that certain financial instruments within its scope be classified as a liability (or an asset in some circumstances), while many of those instruments were previously classified as equity. SFAS No. 150 is effective for the third quarter of 2003. Katy has determined that SFAS No. 150 does not impact its financial reporting.

CRITICAL ACCOUNTING POLICIES

      We disclosed details regarding certain of our critical accounting policies in the Management's Discussion and Analysis section of our 2002 Annual Report on Form 10-K (Part II., Item 7). There have been no changes to policies as of September 30, 2003.

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

                         Item 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

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

      Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, Katy carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period of our report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to Katy (including its consolidated subsidiaries) required to be included in our periodic SEC filings.

(b) Change in Internal Controls

      There have been no changes in Katy's internal control over financial reporting during the quarter ended September 30, 2003 that has materially affected, or is reasonable likely to materially affect Katy's internal control over financial reporting.

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

      32.2  Certification of Chief Financial Officer pursuant to 18 U.S.C.
            Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

      - Form 8-K filed August 6, 2003, including press release and schedules announcing results of operations for the second quarter of 2003.

                                   Signatures

      Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             KATY INDUSTRIES, INC.
                                   Registrant


DATE: November 7, 2003               By /s/ C. Michael Jacobi
                                        ----------------------------------------
                                        C. Michael Jacobi
                                        President and Chief Executive Officer


                                     By /s/ Amir Rosenthal
                                        ----------------------------------------
                                        Amir Rosenthal
                                        Vice President, Chief Financial Officer,
                                        General Counsel and Secretary