Form 10-Q/A
period 2003-09-30
KATY INDUSTRIES INC
filed 2004-03-26
CIK 54681

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-Q/A

                                (AMENDMENT NO.1)

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

EXPLANATORY NOTE

      Katy Industries, Inc. ("Katy" or the "Company") is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, originally filed November 7, 2003 (the "Form 10-Q"), for the reasons explained below. Katy has determined that the amount of the gain on sale of discontinued businesses and the income from operations of discontinued businesses, previously reported in the third quarter of fiscal 2003 should be restated to reflect reductions of $3.8 million and $0.3 million, respectively, for a tax provision allocable to each of those amounts. This revision reduced the previously reported loss from continuing operations through a reduction of the provision for income taxes related to continuing operations by $4.1 million.

      These revisions have no effect on the Company's previously reported balance sheet, cash flow from operations, net sales, operating income, or net loss attributable to common shareholders (and related per share amounts). This Form 10-Q/A does not reflect events occurring after the filing of the Form 10-Q, or modify or update those disclosures in any way, except as required to reflect the effects of these restatements.

This Amendment No. 1 contains changes to the following disclosures:

o     Part I - Item 1. Financial Statements

o Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                              KATY INDUSTRIES, INC.
                                   FORM 10-Q/A
                               September 30, 2003

                                      INDEX

                                                                                        Page
                                                                                        ----
PART I FINANCIAL INFORMATION

         Item 1. Financial Statements (unaudited):

                 Condensed Consolidated Balance Sheets
                 September 30, 2003 and December 31, 2002                                2,3

                 Condensed Consolidated Statements of Operations
                 Three and Nine Months Ended
                 September 30, 2003 (restated) and 2002                                    4

                 Condensed Consolidated Statements of Cash Flows
                 Nine Months Ended September 30, 2003 (restated) and 2002                  5

                 Notes to Condensed Consolidated Financial Statements (restated)           7

         Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                                      23

         Item 3. Quantitative and Qualitative Disclosures about Market Risk               40

         Item 4. Controls and Procedures                                                  40

PART II OTHER INFORMATION

         Item 1. Legal Proceedings                                                        41

         Item 6. Exhibits and Reports on Form 8-K                                         41

         Signatures                                                                       42

         Certifications                                                                 43-46

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
                                                        =========       =========

See Notes to Condensed Consolidated Financial Statements.

                     KATY INDUSTRIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (Thousands of Dollars, Except Share Data)
                                   (Unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                      September 30,   December 31,
                                                                                          2003            2002
                                                                                      -----------     ------------
CURRENT LIABILITIES:

     Accounts payable                                                                  $    39,373     $    36,765
     Accrued compensation                                                                    5,074           7,131
     Accrued expenses                                                                       45,403          47,569
     Current maturities of long-term debt                                                   14,741             700
     Revolving credit agreement                                                             35,088          44,751
     Current liabilities of discontinued operations                                            761           2,963
                                                                                       -----------     -----------

        Total current liabilities                                                          140,440         139,879

LONG-TERM DEBT, less current maturities                                                      1,640              --

OTHER LIABILITIES                                                                           14,296          17,526

NON-CURRENT LIABILITIES OF DISCONTINUED OPERATIONS                                              52              --
                                                                                       -----------     -----------

        Total liabilities                                                                  156,428         157,405
                                                                                       -----------     -----------

COMMITMENTS AND CONTINGENCIES (Notes 13 and 16)                                                 --              --
                                                                                       -----------     -----------

PREFERRED INTEREST OF SUBSIDIARY                                                                --          16,400
                                                                                       -----------     -----------

STOCKHOLDERS' EQUITY
     15% Convertible Preferred Stock, $100 par value, authorized
        1,200,000 shares, issued and outstanding 925,750 shares and 805,000
        shares, respectively, liquidation value $94,972 and $85,595, respectively           90,045          80,696
     Common stock, $1 par value authorized 35,000,000 shares,
        issued 9,822,204 shares                                                              9,822           9,822
     Additional paid-in capital                                                             43,902          46,701
     Accumulated other comprehensive income (loss)                                              26          (3,046)
     Accumulated deficit                                                                   (19,237)        (11,773)
     Treasury stock, at cost, 1,747,627
        and 1,460,027 shares, respectively                                                 (21,599)        (20,228)
                                                                                       -----------     -----------

        Total stockholders' equity                                                         102,959         102,172
                                                                                       -----------     -----------

        Total liabilities and stockholders' equity                                     $   259,387     $   275,977
                                                                                       ===========     ===========

See Notes to Condensed Consolidated Financial Statements.

                              KATY INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
         THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
             (Thousands of Dollars, Except Share and Per Share Data)
                                   (Unaudited)

                                                                                Three Months                   Nine Months
                                                                            Ended September 30,           Ended September 30,
                                                                             2003            2002            2003           2002
                                                                             ----            ----            ----           ----
                                                                        Restated                        Restated
                                                                        (Note 2)                        (Note 2)
Net sales                                                              $  125,901      $  134,401      $  317,814      $  335,121
Cost of goods sold                                                       (105,675)       (112,794)       (269,353)       (282,350)
                                                                       ----------      ----------      ----------      ----------
   Gross profit                                                            20,226          21,607          48,461          52,771
Selling, general and administrative expenses                              (15,613)        (16,059)        (45,595)        (46,640)
Severance, restructuring and related charges                               (3,871)         (9,486)         (5,812)        (15,567)
Impairments of long-lived assets                                           (5,255)        (10,986)         (7,055)        (13,380)
Loss on SESCO transaction                                                      --              --              --          (6,010)
                                                                       ----------      ----------      ----------      ----------
   Operating loss                                                          (4,513)        (14,924)        (10,001)        (28,826)
Equity in (loss) income of equity method investment (net of
   impairment charge of $5.5 million in 2003)                              (5,478)            (40)         (5,689)            606
Interest, net                                                              (1,138)         (1,758)         (4,701)         (4,662)
Other, net                                                                   (601)           (107)            408            (326)
                                                                       ----------      ----------      ----------      ----------

Loss from continuing operations before provision for income taxes         (11,730)        (16,829)        (19,983)        (33,208)

Benefit (provision) for income taxes                                        3,196            (430)          3,119          (1,102)
                                                                       ----------      ----------      ----------      ----------

Loss from continuing operations before distributions on preferred
      interest of subsidiary                                               (8,534)        (17,259)        (16,864)        (34,310)

Distributions on preferred interest of subsidiary (net of tax)                 --            (328)           (123)           (984)
                                                                       ----------      ----------      ----------      ----------

Loss from continuing operations                                            (8,534)        (17,587)        (16,987)        (35,294)

Income from operations of discontinued businesses (net of tax)                478           1,028           2,081           4,575
Gain on sale of discontinued businesses (net of tax)                        7,638              --           7,442              --
                                                                       ----------      ----------      ----------      ----------

Loss before cumulative effect of a change in accounting principle            (418)        (16,559)         (7,464)        (30,719)

Cumulative effect of a change in accounting principle (net of tax)             --          (4,190)             --          (4,190)
                                                                       ----------      ----------      ----------      ----------

Net loss                                                                     (418)        (20,749)         (7,464)        (34,909)

Gain on early redemption of preferred interest of subsidiary                   --              --           6,560              --
Payment in kind dividends on convertible preferred stock                   (3,324)         (2,615)         (9,349)         (7,852)
                                                                       ----------      ----------      ----------      ----------

Net loss attributable to common stockholders                           $   (3,742)     $  (23,364)     $  (10,253)     $  (42,761)
                                                                       ==========      ==========      ==========      ==========

Income (loss) per share of common stock - Basic and diluted
   Loss from continuing operations attributable
      to common stockholders                                           $    (1.44)     $    (2.41)     $    (2.38)     $    (5.16)
   Discontinued operations                                                   0.99            0.12            1.15            0.55
   Cumulative effect of a change in accounting principle                       --           (0.50)             --           (0.50)
                                                                       ----------      ----------      ----------      ----------
   Net loss attributable to common stockholders                        $    (0.45)     $    (2.79)     $    (1.23)     $    (5.11)
                                                                       ==========      ==========      ==========      ==========

Weighted average common shares outstanding (thousands):
      Basic and diluted                                                     8,237           8,362           8,314           8,372
                                                                       ==========      ==========      ==========      ==========

See Notes to Condensed Consolidated Financial Statements.

                              KATY INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                             (Thousands of Dollars)
                                   (Unaudited)

                                                                                          2003          2002
                                                                                          ----          ----
                                                                                      Restated
                                                                                      (Note 2)
Cash flows from operating activities:
    Net loss                                                                          $ (7,464)     $(34,909)
    Income from operations of discontinued businesses                                   (9,523)       (4,575)
                                                                                      --------      --------
       Loss from continuing operations                                                 (16,987)      (39,484)
    Cumulative effect of a change in accounting principle                                   --         4,190
    Depreciation and amortization                                                       16,531        15,396
    Impairments of long-lived assets                                                     7,055        13,380
    Write-off and amortization of debt issuance costs                                    2,057         1,185
    (Gain) loss on sale of assets                                                         (573)          116
    Loss on SESCO transaction                                                               --         6,010
    Equity in loss (income) of equity method investment (net of impairment charge
       of $5.5 million in 2003)                                                          5,689          (606)
                                                                                      --------      --------
                                                                                        13,772           187
                                                                                      --------      --------
    Changes in operating assets and liabilities:
       Accounts receivable                                                              (9,969)      (17,587)
       Inventories                                                                      (1,095)       (9,623)
       Accounts payable                                                                  1,894        17,925
       Accrued expenses                                                                 (5,166)        7,442
       Other, net                                                                       (4,777)        7,755
                                                                                      --------      --------
                                                                                       (19,113)        5,912
                                                                                      --------      --------
    Net cash (used in) provided by continuing operations                                (5,341)        6,099
    Net cash (used in) provided by discontinued operations                              (4,736)        6,348
                                                                                      --------      --------
    Net cash (used in) provided by operating activities                                (10,077)       12,447
                                                                                      --------      --------

Cash flows from investing activities:
    Capital expenditures of continuing operations                                       (7,026)       (7,827)
    Capital expenditures of discontinued operations                                       (111)         (406)
    Acquisition of subsidiary, net of cash acquired                                     (1,161)           --
    Collections of notes receivable from sales of subsidiaries                           1,139           722
    Proceeds from sale of subsidiaries, net                                             21,948            --
    Proceeds from sale of assets                                                         2,389           114
                                                                                      --------      --------
    Net cash provided by (used in) investing activities                                 17,178        (7,397)
                                                                                      --------      --------

Cash flows from financing activities:
    Net borrowings on revolving loans, prior to refinancing                              7,965         3,565
    Repayment of term loans prior to refinancing                                            --       (10,994)
    Repayment of borrowings under revolving loans at refinancing                       (52,716)           --
    Proceeds on initial borrowings at refinancing -- term loans                         20,000            --
    Proceeds on initial borrowings at refinancing -- revolving loans                    43,743            --
    Net repayments on revolving loans following refinancing                             (8,655)           --
    Repayments of term loans following refinancing                                      (3,619)           --
    Direct costs associated with debt facilities                                        (1,464)         (547)
    Redemption of preferred interest of subsidiary                                      (9,840)           --
    Repayment of real estate and chattel mortgages                                        (700)          (50)
    Repurchases of common stock                                                         (1,391)           --
                                                                                      --------      --------
    Net cash used in financing activities                                               (6,677)       (8,026)
                                                                                      --------      --------

Effect of exchange rate changes on cash and cash equivalents                               132           (52)
                                                                                      --------      --------
Net increase (decrease) in cash and cash equivalents                                       556        (3,028)
Cash and cash equivalents, beginning of period                                           4,842         7,836
                                                                                      --------      --------
Cash and cash equivalents, end of period                                              $  5,398      $  4,808
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

See Notes to Condensed Consolidated Financial Statements

                             KATY INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003

(1) Significant Accounting Policies

Consolidation Policy and Basis of Presentation

      The condensed consolidated financial statements include the accounts of Katy Industries, Inc. and subsidiaries in which it has a greater than 50% interest, collectively "Katy" or "the Company". All significant intercompany accounts, profits and transactions have been eliminated in consolidation. Investments in affiliates that are not majority owned and where the Company exercises significant influence are reported using the equity method. The condensed consolidated financial statements at September 30, 2003 and December 31, 2002 and for the three and nine month periods ended September 30, 2003 and 2002 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the financial condition and results of operations of the Company. Interim results may not be indicative of results to be realized for the entire year. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K.

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

      Refer to Note 6 for a discussion on impairments of long-lived assets shown on the Condensed Consolidated Statements of Operations.

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

                                                                    Three Months               Nine Months
                                                                 nded September 30,         Ended September 30,
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

(2) Restatement

      Katy has restated its unaudited consolidated financial statements to correct the intraperiod tax allocation between loss from continuing operations, income from discontinued businesses and gain on sale of discontinued businesses.

      This restatement has no effect on the Company's previously reported balance sheet, cash flow from operations, net sales, operating income, or net loss attributable to common shareholders (and related per share amounts). The table below summarizes the effect of the restatement.

                                                                           (Thousands of dollars except per share data)
                                                                     Three Months ended                Nine Months Ended
                                                                     September 30, 2003                September 30, 2003
                                                                ----------------------------      ----------------------------
                                                                As Reported      As Restated      As Reported      As Restated
                                                                -----------      -----------      -----------      -----------
Loss from continuing operations before income taxes             $   (11,730)     $   (11,730)     $   (19,983)     $   (19,983)
  (Provision) benefit for income taxes                                 (905)           3,196           (1,844)           3,119
                                                                -----------      -----------      -----------      -----------
Loss from continuing operations                                 $   (12,635)     $    (8,534)     $   (21,827)     $   (16,864)
                                                                ===========      ===========      ===========      ===========

Discontinued operations
  Income from operations of discontinued businesses             $       736      $       478      $     3,201      $     2,081
  Gain on sale of discontinued businesses                            11,481            7,638           11,285            7,442
                                                                -----------      -----------      -----------      -----------
Income from discontinued operations                             $    12,217      $     8,116      $    14,486      $     9,523
                                                                ===========      ===========      ===========      ===========

Income (loss) per share of common stock - Basic and diluted
  Loss from continuing operations attributable to common
     stockholders                                               $     (1.93)     $     (1.44)     $     (2.97)     $     (2.38)
Discontinued operations                                                1.48             0.99             1.74             1.15
                                                                -----------      -----------      -----------      -----------
                                                                $     (0.45)     $     (0.45)     $     (1.23)     $     (1.23)
                                                                ===========      ===========      ===========      ===========

(3) New Accounting Pronouncements

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

      In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. Previous accounting guidance was provided by EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring). SFAS No. 146 replaces EITF Issue No. 94-3. The new standard is effective for exit or restructuring activities initiated after December 31, 2002. Katy has initiated since January 1, 2003 and is further considering a number of restructuring and exit activities, including plant closings and consolidation of facilities. Since these activities have been or will be initiated after December 31, 2002, this statement could have a significant impact on the timing of the recognition of these costs in the statements of operations, tending to spread the costs out as opposed to recognition of a large portion of the costs at the time Katy commits to and communicates such restructuring and exit plans. Katy's operating plans call for additional restructuring and facility consolidation activity during the remainder of 2003 and 2004, concerned mainly with further consolidation of St. Louis, Missouri plastics manufacturing facilities, and restructuring and consolidation of certain abrasives manufacturing facilities. Katy has adopted the provisions of SFAS No. 146 for all restructuring activities initiated after December 31, 2002.

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

(4) Goodwill and Intangible Assets

      During 2002, Katy completed the transition to SFAS No. 142, Goodwill and Other Intangible Assets. As a result, amortization of goodwill ceased as of January 1, 2002. There have been no changes to goodwill during the nine months ended September 30, 2003.

      Following is detailed information regarding Katy's intangible assets (in thousands):

                                               September 30,    December 31,
                                                   2003             2002
                                                   ----             ----
      Tradenames                                 $  9,168        $  9,022
      Customer lists                               21,887          21,447
      Patents                                       4,793           4,305
      Non-compete agreements                        1,000           1,000
                                                 --------        --------

           Subtotal                                36,848          35,774
      Accumulated amortization                    (11,860)        (10,238)
                                                 --------        --------

           Intangible assets, net                $ 24,988        $ 25,536
                                                 ========        ========

      The increase in gross intangibles from December 31, 2002 to September 30, 2003 can be primarily attributed to tradenames ($0.1 million) and customer lists ($0.4 million) acquired in connection with the purchase of Spraychem (see Note
8), patents purchased ($0.1 million), as well as the impact of exchange rates on patents ($0.4 million).

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

(5) Discontinued Operations

      Three of Katy's operations have been classified as discontinued operations as of September 30, 2003, and for all periods shown, in accordance with SFAS No. 144, Accounting for the Impairments or Disposal of Long Lived Assets. The Company adopted SFAS No. 144 on January 1, 2002.

      Duckback Products, Inc. (Duckback) was sold on September 16, 2003, with Katy collecting net proceeds of $15.8 million (including $1.4 million of net proceeds received subsequent to September 30, 2003). The proceeds were used to pay down a portion of the Company's term loans and revolving credit loans. A gain (net of tax) of $7.6 million was recognized in the third quarter of 2003 as a result of the Duckback sale (restated - see Note 2).

      GC/Waldom Electronics, Inc. (GC/Waldom) was held for sale at December 31, 2002 and was sold on April 2, 2003, with Katy collecting net proceeds of $7.5 million. The proceeds were used to pay down a portion of the Company's term loans ($2.2 million), as well as the Company's revolving credit loans. A loss (net of tax) of $0.2 million was recognized in the second quarter of 2003 as a result of the GC/Waldom sale.

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

      Following is a summary of the major asset and liability categories for the discontinued operations (in thousands):

                                                       September 30,        December 31,
                                                           2003                 2002
                                                       -------------        ------------
            Current assets
                 Trade accounts receivable, net        $         --        $      2,188
                 Inventories                                     --               5,325
                 Other current assets                         2,089                 235
                                                       ------------        ------------
                                                       $      2,089        $      7,748
                                                       ============        ============
            Non-current assets
                 Goodwill                              $         --        $        668
                 Intangibles, net                                --                   2
                 Net property and equipment                      --               3,399
                                                       ------------        ------------
                                                       $         --        $      4,069
                                                       ============        ============
            Current liabilities
                 Accounts payable                      $         12        $      1,708
                 Accrued expenses                               749               1,255
                                                       ------------        ------------
                                                       $        761        $      2,963
                                                       ============        ============

            Non-current liabilities                    $         52        $         --
                                                       ============        ============

      Selected financial data for the discontinued operations is summarized as follows (restated - see Note 2) (in thousands):

                                                Three Months Ended September 30,       Nine Months Ended September 30,
                                                   2003                 2002              2003                 2002
                                                ---------            ---------         ---------            ---------
Net sales                                       $   3,578            $  12,006         $  18,896            $  39,184
                                                =========            =========         =========            =========
Net income, including gain or loss on sale      $   8,116            $   1,028         $   9,523            $   4,575
                                                =========            =========         =========            =========

      Katy anticipates that SFAS No. 144 will likely continue to have a future impact on its financial reporting as 1) Katy is considering further divestitures of certain businesses and exiting of certain facilities and operational activities, 2) the statement broadens the presentation of discontinued operations, and 3) the Company anticipates that impairments of long-lived assets may be necessitated as a result of the above contemplated actions. If certain divestitures occur, they may qualify as discontinued operations under SFAS No. 144, whereas they would have not met the requirements of discontinued operations treatment under APB Opinion No. 30. However, the Company does not believe that it is probable that these divestitures will occur within one year, and notes that significant changes to plans or intentions may occur. Therefore, these operations have not presently been classified as discontinued operations.

(6) Impairments of Long-Lived Assets

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

(7) Impairment of Equity Method Investment

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

(8) Acquisitions

      During the second quarter of 2003, Katy's Contico Manufacturing Limited subsidiary acquired Spraychem, Limited (Spraychem), a United Kingdom distributor of spray bottles and related products. The purchase price for Spraychem was approximately $1.2 million, net of cash acquired of $0.3 million. Spraychem's annual revenues were approximately $2.6 million. In connection with the acquisition, Katy allocated the purchase price to the acquired net tangible assets, customer lists and tradenames at their estimated fair values. Refer to Note 4 for further discussion of intangible assets acquired in connection with the Spraychem acquisition. The Spraychem acquisition is not material for presentation of pro forma information.

(9) Sale of Assets

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

(10) SESCO Partnership

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

      The Company made payments of $1.0 million and $0.8 million in July 2003 and 2002, respectively, on the $6.6 million note. The table below schedules the remaining payments as of September 30, 2003 which are reflected in accrued expenses and other liabilities in the Condensed Consolidated Balance Sheet (in thousands):

                2004          $ 1,000
                2005            1,050
                2006            1,100
                2007            1,100
                2008              550
                              -------
                              $ 4,800
                              =======

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

      Following are scheduled principal repayments on the loan agreement (and the Industrial Revenue Bonds) as of September 30, 2003 (in thousands):

                      2003      $  5,385
                      2004         6,765
                      2005         8,370
                      2006        15,300
                                --------
                     Total      $ 35,820
                                ========

(11) Indebtedness

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

(12) Preferred Interest in Subsidiary

      Coincident with the refinancing of Katy's debt obligations discussed in
Note 11, the Company redeemed early, at a discount, the remaining preferred interest in Contico, plus accrued distributions thereon, which had a stated value of $16.4 million. Katy utilized approximately $10.0 million of the proceeds from the Fleet Credit Agreement for this purpose, with $9.8 million applied toward the preferred interest and the remainder applied toward accrued distributions through the date of the redemption. The difference between the amount paid on redemption and the stated value of preferred interest redeemed ($6.6 million pre-tax) was recognized as an increase to stockholders' equity on the Condensed Consolidated Balance Sheets, and is an addition to earnings available to common stockholders in the calculation of basic earnings per share during 2003.

(13) Income Taxes

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

(14) Commitments and Contingencies

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

(15) Stock Repurchase Program

      On April 20, 2003, the Company announced a plan to spend up to $5.0 million to repurchase shares of its common stock. As of September 30, 2003, the Company had spent $1.4 million in acquiring 289,100 shares in accordance with the plan.

(16) Industry Segment Information

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

      The following table sets forth information by segment:

                                                                                Three months ended              Nine months ended
                                                                                   September 30,                  September 30,
                                                                                2003           2002            2003           2002
                                                                                ----           ----            ----           ----
                                                                               (Thousands of dollars)        (Thousands of dollars)
Maintenance Products Group
 Net external sales                                                          $  72,403       $  78,641      $ 213,509     $ 227,655
 Operating loss                                                                 (5,984)        (16,499)        (6,286)      (17,287)
 Operating deficit                                                               (8.3%)         (21.0%)         (2.9%)        (7.6%)
 Severance, restructuring and related charges                                    2,676           9,134          4,013        12,275
 Impairments of long-lived assets                                                5,255          10,986          7,055        13,380
 Depreciation and amortization                                                   5,245           4,784         15,111        14,211
 Capital expenditures                                                            2,212           1,303          6,580         7,132

Electrical Products Group
 Net external sales                                                          $  53,498       $  55,784      $ 104,305     $ 106,289
 Operating income                                                                4,939           4,495          6,409         2,492
 Operating margin                                                                  9.2%            8.1%           6.1%          2.3%
 Severance, restructuring and related charges                                    1,179             278          1,404         2,707
 Depreciation and amortization                                                     331             404            893         1,074
 Capital expenditures                                                              155             319            432           541

Total
 Net external sales                           - Operating segments           $ 125,901       $ 134,425      $ 317,814     $ 333,944
                                              - Other [a]                           --             (24)            --         1,177
                                                                             ---------       ---------      ---------     ---------
                                                Total                        $ 125,901       $ 134,401      $ 317,814     $ 335,121
                                                                             =========       =========      =========     =========

 Operating income (loss)                      - Operating segments           $  (1,045)      $ (12,004)     $     123     $ (14,795)
                                              - Other [a]                           --            (283)            --        (6,979)
                                              - Unallocated corporate           (3,468)         (2,637)       (10,124)       (7,052)
                                                                             ---------       ---------      ---------     ---------
                                                Total                        $  (4,513)      $ (14,924)     $ (10,001)    $ (28,826)
                                                                             =========       =========      =========     =========

 Severance, restructuring and related charges - Operating segments           $   3,855       $   9,412      $   5,417     $  14,982
                                              - Unallocated corporate               16              74            395           585
                                                                             ---------       ---------      ---------     ---------
                                                Total                        $   3,871       $   9,486      $   5,812     $  15,567
                                                                             =========       =========      =========     =========

 Impairments of long-lived assets             - Operating segments           $   5,255       $  10,986      $   7,055     $  13,380
                                                                             ---------       ---------      ---------     ---------
                                                Total                        $   5,255       $  10,986      $   7,055     $  13,380
                                                                             =========       =========      =========     =========

 Depreciation and amortization                - Operating segments           $   5,576       $   5,188      $  16,004     $  15,285
                                              - Unallocated corporate             (200)             33            527           111
                                                                             ---------       ---------      ---------     ---------
                                                Total                        $   5,376       $   5,221      $  16,531     $  15,396
                                                                             =========       =========      =========     =========

 Capital expenditures                         - Operating segments           $   2,367       $   1,622      $   7,012     $   7,673
                                              - Unallocated corporate               --              20             14           154
                                              - Discontinued operations             28              95            111           406
                                                                             ---------       ---------      ---------     ---------
                                                Total                        $   2,395       $   1,737      $   7,137     $   8,233
                                                                             =========       =========      =========     =========

                                                                           September 30,   December 31,
                                                                                2003           2002
                                                                           -------------   ------------
 Total assets                                 - Maintenance Products Group   $ 180,616       $ 195,121
                                              - Electrical Products Group       62,952          48,228
                                              - Other [a]                        1,624           7,626
                                              - Unallocated corporate           12,106          13,188
                                              - Discontinued operations          2,089          11,814
                                                                             ---------       ---------
                                                Total                        $ 259,387       $ 275,977
                                                                             =========       =========

[a] Amounts shown as "Other" represent items associated with the SESCO partnership and an equity investment in a shrimp harvesting and farming operation.

(17) Severance, Restructuring and Related Charges

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

                                                                               One-time            Contract
                                                                              Termination        Termination
                                                               Total          Benefits [a]         Costs [b]      Other [c]
                                                             --------         ------------         ---------      ---------
    Restructuring liabilities at December 31, 2002           $ 14,499           $  2,085           $ 10,885       $  1,529
           Additions to restructuring liabilities               5,812              2,230              2,538          1,044
           Payments on restructuring liabilities              (12,010)            (2,818)            (6,708)        (2,484)
                                                             --------           --------           --------       --------
    Restructuring liabilities at September 30, 2003          $  8,301           $  1,497           $  6,715       $     89
                                                             ========           ========           ========       ========

      The table below summarizes the remaining future obligations for severance and restructuring charges detailed above as of September 30, 2003 (in thousands):

                    2003                   $    2,054
                    2004                        3,350
                    2005                        1,469
                    2006                          668
                    2007                          380
                 Thereafter                       380
                                           ----------
                Total Payments             $    8,301
                                           ==========

[a] Includes severance, benefits, and other employee-related costs associated with the employee terminations.

[b] Includes charges related to non-cancelable lease liabilities for abandoned facilities, net of potential sub-lease revenue.

[c] Includes charges associated with moving inventory, machinery and equipment, consolidation of administrative and operational functions, and consultants working on sourcing and other manufacturing and production efficiency initiatives

                 Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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
                                                             =========              =========

[a] Includes Contico, Continental Manufacturing, Contico U.K., Disco, Gemtex, Glit/Mictrotron, Loren Products, and Wilen Products.

[b] Includes Woods U.S. and Woods Canada.

[c] Included in "Total Company" are certain amounts in addition to those shown for the Maintenance Products and Electrical Products segments, including amounts associated with 1) unallocated corporate expenses, 2) our equity investment in a shrimp harvesting and farming operation, and 3) our waste-to-energy facility (SESCO). See Note 16 to the Condensed Consolidated Financial Statements for detailed reconciliations of segment information to the Consolidated Financial Statements.

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

      Equity in income of equity method investment was lower by $5.4 million almost entirely due to the write down of the Sahlman joint venture. See further discussion relating to the financial results of Sahlman in Note 7 to the Condensed Consolidated Financial Statements.

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

      Total Company assets between December 31, 2002 and September 30, 2003 were impacted primarily by reductions in assets of discontinued operations, which were reduced from $11.8 million to $2.1 million. The reduction in discontinued operations assets is due to the assets of GC/Waldom and Duckback being included in assets of discontinued operations at December 31, 2002, but excluded at September 30, 2003 due to the sale of those businesses in 2003 (see Note 5 to the Condensed Consolidated Financial Statements). In addition, assets are lower at September 30, 2003, primarily due to impairments of property and equipment of $7.1 million and the write down of the investment of Sahlman of $5.5 million.

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

[a] Includes Contico, Continental Manufacturing, Contico U.K., Disco, Gemtex, Glit/Mictrotron, Loren Products, and Wilen Products.

[b] Includes Woods U.S. and Woods Canada.

[c] Included in "Total Company" are certain amounts in addition to those shown for the Maintenance Products and Electrical Products segments, including amounts associated with 1) unallocated corporate expenses, 2) our equity investment in a shrimp harvesting and farming operation, and 3) our waste-to-energy facility (SESCO). See Note 16 to Condensed Consolidated Financial Statements for detailed reconciliations of segment information to the Consolidated Financial Statements.

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

      Equity in income of equity method investment was lower by $6.3 million almost entirely due to the write down of the Sahlman joint venture in 2003, offset by equity income from Sahlman in 2002. See further discussion relating to the financial results of Sahlman in Note 7 to the Condensed Consolidated Financial Statements.

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

      In September 2003, we sold the Duckback business for net proceeds of $15.8 million, of which $1.4 million was received subsequent to September 30, 2003 as a result of a post-closing working capital adjustment. In April 2003, we sold the GC/Waldom business for net proceeds of $7.5 million. The proceeds of these sales resulted in a positive impact to cash flows from investing activities for the nine months ended September 30, 2003, and allowed us to reduce our debt obligations. A gain (net of tax) of $7.6 million was recorded on the sale of Duckback (see Note 2 to the Condensed Consolidated Financial Statements for effect of restatement) while a loss (net of tax) of $0.2 million was recognized on the sale of GC/Waldom.

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

Contractual Obligations and Commercial Obligations

      Katy's obligations as of September 30, 2003 are summarized below:
      (In thousands of dollars)


                                                        Due in less            Due in            Due in         Due after
Contractual Cash Obligations                Total       than 1 year         1-3 years         4-5 years           5 years
----------------------------                -----       -----------         ---------         ---------           -------
Revolving credit facility [a]        $     35,088      $         --      $         --      $     35,088      $         --
Term loans                                 16,381            14,741             1,640                 0                 0
Operating leases [b]                       43,071            11,516            16,849            12,322             2,384
Severance and restructuring [b]             8,301             4,766             2,773               464               298
SESCO payable to Montenay [c]               4,800             1,000             2,050             1,750                --
                                     ------------      ------------      ------------      ------------      ------------
Total Contractual Obligations        $    107,641      $     32,023      $     23,312      $     49,624      $      2,682
                                     ============      ============      ============      ============      ============

                                                        Due in less            Due in            Due in         Due after
Other Commercial Commitments                Total       than 1 year         1-3 years         4-5 years           5 years
----------------------------                -----       -----------         ---------         ---------           -------
Commercial letters of credit         $        892      $        892      $         --      $         --      $         --
Stand-by letters of credit                  8,380             8,380                --                --                --
Guarantees [d]                             35,820             5,385            15,135            15,300                --
                                     ------------      ------------      ------------      ------------      ------------
Total Commercial Commitments         $     45,092      $     14,657      $     15,135      $     15,300      $         --
                                     ============      ============      ============      ============      ============

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

[c] Amount owed to Montenay as a result of the SESCO partnership, discussed above and in Note 10 to the Condensed Consolidated Financial Statements. $1.0 million of this obligation is classified in the Condensed Consolidated Balance Sheets as an Accrued Expense in Current Liabilities, while the remainder is included in Other Liabilities, recorded on a discounted basis.

[d] As discussed in the Off-Balance Sheet Arrangements section above, SESCO, an indirect wholly-owned subsidiary of Katy, is party to a partnership that operates a waste-to-energy facility, and has certain contractual obligations, for which Katy provides certain guarantees. If the partnership is not able to perform its obligations under the contracts, under certain circumstances SESCO and Katy could be subject to damages equal to the amount of Industrial Revenue Bonds outstanding (which financed construction of the facility) less amounts held by the partnership in debt service reserve funds. Katy and SESCO do not anticipate non-performance by parties to the contracts. See the Off-Balance Sheet Arrangements section above and Note 10 to Condensed Consolidated Financial Statements.

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

                                                                             One-time        Contract
                                                                            Termination    Termination
                                                                Total       Benefits [a]     Costs [b]      Other [c]
                                                               --------     ------------   -----------      ---------
    Restructuring liabilities at December 31, 2002             $ 14,499       $  2,085       $ 10,885       $  1,529
        Additions to restructuring liabilities                    5,812          2,230          2,538          1,044
        Payments on restructuring liabilities                   (12,010)        (2,818)        (6,708)        (2,484)
                                                               --------       --------       --------       --------
    Restructuring liabilities at September 30, 2003            $  8,301       $  1,497       $  6,715       $     89
                                                               ========       ========       ========       ========

      The table below summarizes the future obligations for severance and restructuring charges detailed above as of September 30, 2003 (in thousands):

                        2003          $    2,054
                        2004               3,350
                        2005               1,469
                        2006                 668
                        2007                 380
                    Thereafter               380
                                      ----------
                  Total Payments      $    8,301
                                      ==========

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

      We are continually evaluating alternatives that relate to divestitures of non-core businesses. Divestitures present opportunities to de-leverage our financial position and free up cash for further investments in core activities. On March 6, 2003, we announced that we were exploring the sale of the Woods and Woods Canada businesses. However, on July 31, 2003, we announced that we have decided not to pursue a sale of these businesses at this time. On April 2, 2003, we announced the sale of GC/Waldom with net proceeds of $7.5 million, resulting in a loss of $0.2 million (net of tax) on the sale. On September 16, 2003, we announced the sale of Duckback with net proceeds of $15.8 million, resulting in a gain of $7.6 million (net of tax).

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

                              KATY INDUSTRIES, INC.
                                   Registrant


DATE: March 26, 2004                 By /s/ C. Michael Jacobi
                                        ----------------------------------------
                                        C. Michael Jacobi
                                        President and Chief Executive Officer


                                     By /s/ Amir Rosenthal
                                        ----------------------------------------
                                        Amir Rosenthal
                                        Vice President, Chief Financial Officer,
                                        General Counsel and Secretary