Form 10-K
period 2003-12-31
KATY INDUSTRIES INC
filed 2004-03-29
CIK 54681

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-K

            |X| Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the fiscal year ended: December 31, 2003

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

                                 YES |_| NO |X|

      The aggregate market value of the voting common stock held by non-affiliates of the registrant* (based upon its closing transaction price on the New York Stock Exchange Composite Tape on June 30, 2003), as of March 15, 2004 was $25,022,302. On that date 7,880,877 shares of common stock, $1.00 par value, were outstanding, the only class of the registrant's common stock. 5,127,561 shares of common stock were held by non-affiliates of the registrant.

* Calculated by excluding all shares held by executive officers and directors of the registrant without conceding that all such persons are "affiliates" of the registrant for purposes of federal securities laws.

                       DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for the 2004 annual meeting - Part III.

Exhibit index appears on page 87. Report consists of 94 pages.

                                     PART I
Item 1.  BUSINESS

      Katy Industries, Inc. (Katy or the Company) was organized as a Delaware corporation in 1967. We carry on our business through two principal operating groups: Maintenance Products and Electrical Products. We also have a minority interest in a seafood harvesting company. Each majority-owned company operates within a broad framework of policies and corporate goals. Katy's corporate management is responsible for overall planning, financial management, acquisitions, dispositions, and other related administrative and corporate matters.

Recapitalization

      On June 28, 2001, we completed a recapitalization of the Company following an agreement dated June 2, 2001 with KKTY Holding Company, L.L.C. (KKTY), an affiliate of Kohlberg Investors IV, L.P. (Kohlberg) (the "Recapitalization"). On June 28, 2001, our stockholders approved proposals to effectuate the Recapitalization at their annual meeting, including classification of the board of directors into two classes with staggered terms of two years. Under the terms of the Recapitalization, directors designated by KKTY represent a majority of our Board of Directors. The Class 1 directors include C. Michael Jacobi, President and CEO, and three directors who were not designated by KKTY. The Class I directors elected at the 2002 stockholders' meeting are up for election at this year's annual meeting. The other five directors are Class II directors and are all designees of KKTY. The Class II directors will stand for re-election at the Company's annual meeting in 2005.

      Under the terms of the Recapitalization, KKTY purchased 700,000 shares of newly issued preferred stock, $100 par value per share (Convertible Preferred Stock), which is convertible into 11,666,666 common shares, for an aggregate purchase price of $70.0 million. More information regarding the Convertible Preferred Stock can be found in Note 11 to the Consolidated Financial Statements of Katy included in Part II, Item 8. The Recapitalization allowed us to retire obligations we had under the then-current revolving credit agreement which was agented by Bank of America (Bank of America Credit Agreement). In connection with the Recapitalization, we entered into a new credit agreement, agented by Bankers Trust Company, a subsidiary of Deutsche Bank (Deutsche Bank Credit Agreement) to finance the future operations of Katy. Our debt obligations under the Deutsche Bank Credit Agreement were refinanced on February 3, 2003, under a new credit agreement agented by Fleet Capital (Fleet Credit Agreement). More information regarding the Fleet Credit Agreement can be found in Note 10 to the Consolidated Financial Statements of Katy included in Part II, Item 8, and in the Liquidity and Capital Resources section of Management's Discussion and Analysis of Financial Condition and Results of Operations, included in Part II,
Item 7

Also in connection with the Recapitalization, we entered into an agreement with the holder of the preferred interest in one of our subsidiaries to redeem early approximately half of such interest at a 40% discount, plus accrued distributions thereon, which had a stated value prior to the Recapitalization of $32.9 million. See Note 14 to the Consolidated Financial Statements of Katy included in Part II, Item 8. We utilized approximately $10.2 million of the proceeds from the issuance of the Convertible Preferred Stock for this purpose. The difference between the amount paid on redemption and the stated value of preferred interest redeemed ($6.6 million, plus the tax effect of $0.1 million) was recognized as an increase to Additional Paid-in Capital on the Consolidated Statements of Stockholders' Equity. This gain is also reflected in the Consolidated Statement of Operations as a reduction in net loss attributable to common shareholders. Following is a summary of the sources and uses of funds from, and in connection with, the Recapitalization:

        (Thousands of Dollars)

        Sources:
        Sale of Convertible Preferred Stock                                                  $ 70,000
        Borrowings under the Deutsche Bank Credit Agreement                                    93,211
                                                                                             --------
                                                                                             $163,211
                                                                                             ========

        Uses:
        Paydown of principal obligations under the Bank of America Credit Agreement          $144,300
        Payment of accrued interest under the Bank of America Credit Agreement                    624
        Purchase of one-half of preferred interest of a subsidiary at a discount                9,900
        Payment of accrued distributions on one-half of preferred interest of a subsidiary        322
        Certain costs associated with the Recapitalization                                      8,065
                                                                                             --------
                                                                                             $163,211
                                                                                             ========

      In connection with the Fleet Credit Agreement completed in February 2003, the remainder of the preferred interest in our subsidiary with a carrying value of $16.4 million was redeemed early at a similar 40% discount. The difference between the amount paid on redemption and the stated value of the preferred interest redeemed ($6.6 million) was recognized as an increase to Additional Paid-In Capital on the Consolidated Statements of Stockholders' Equity. More information regarding this redemption can be found in Note 14 to the Consolidated Financial Statements of Katy included in Part II, Item 8.

      Since the Recapitalization (as described above) on June 28, 2001, the Company's management has been focused on the following initiatives:

      o Restructuring of core operations: 35 facilities closed or consolidated (including 3 to be closed by the end of 2004).

      o Cost reductions: central services model, sourcing in Asia, product re-engineering, headcount reductions, and improved management of raw material price exposure.

      o Balance sheet review: in light of ongoing business profitability and requirements, approximately $90.0 million of obsolete assets were impaired.

      o Divestitures of non-core business: 4 businesses have been sold or otherwise exited and proceeds have been applied to reduce debt.

      o Re-development of new product pipeline: capital and management expertise has been re-dedicated to this critical area.

      o Organizational changes: across-the-board review of management talent and key hires made.

      With these initiatives accomplished or well under way, the Company's focus has shifted to revenue growth through a variety of means (recent business "wins" include new product introductions, introduction of products to new distribution channels, and acquisitions). Our future cost reductions will come from process improvements (such as Lean Manufacturing and Six Sigma), value engineering products, improved sourcing/purchasing and lean administration.

Operations

      Selected operating data for each operating group can be found in Management's Discussion and Analysis of Financial Condition and Results of Operations included in Part II, Item 7. Information regarding foreign and domestic operations and export sales can be found in Note 19 to the Consolidated Financial Statements of Katy included in Part II, Item 8. Set forth below is information about our operating groups and investments and about our business in general.

      We are restructuring many of our operations in order to maintain a low cost structure, which is essential for us to be competitive in the markets we serve. These restructuring efforts include consolidation of facilities, headcount reductions, and evaluation of sourcing strategies to determine the lowest cost method for obtaining finished product. Costs associated with these efforts include expenses for recording liabilities for non-cancelable leases at facilities that are abandoned, severance and other employee termination costs, costs to move inventory and equipment, consultant costs for sourcing strategy evaluation, and other exit costs that may be incurred not only with consolidation of facilities, but potentially the complete shut down of certain manufacturing operations. We have incurred significant costs in this respect during 2003 ($8.1 million), 2002 ($19.2 million) and 2001 ($13.4 million). We expect to incur additional costs of approximately $4 million to $6 million in 2004, significantly lower than those recognized in each of the last three years. Additional details regarding severance, restructuring and related charges can be found in Note 21 to the Consolidated Financial Statements of Katy included in
Part II, Item 8.

Maintenance Products Group

      The Maintenance Products Group's principal business is the manufacturing, distribution and sale of sanitary maintenance supplies, professional cleaning products, home and automotive storage products and abrasives. Total revenues during 2003 were $285.3 million, and operating loss was ($7.9) million. The operating loss included $11.5 million of impairments of long-lived assets, and $5.7 million of severance, restructuring and related charges. The group accounted for 65% of the Company's sales from continuing operations in 2003. Total assets for the group were $176.2 million at December 31, 2003. The Maintenance Products Group sells product to both commercial and consumer end-users. The business units in this group are:

      Continental Commercial Products, LLC (CCP) CCP is the successor entity to Contico International, L.L.C. (Contico) and includes as divisions all the former business units of Contico as well as the following business units: Disco (Disco), Glit/Microtron Abrasives (Glit/Microtron), Loren Products (Loren), and Wilen Products (Wilen). CCP is headquartered in Bridgeton, Missouri near St. Louis, has additional operations in California, Georgia and Texas, and was created mainly for the purpose of simplifying our business transactions and improving our customer relationships by allowing customers to order products from any CCP division on one purchase order.

      The Janitorial/Sanitation (Jan/San) business unit is a plastics manufacturer and a distributor of products for the commercial sanitary maintenance and food service markets. Examples of Jan/San products are commercial trash receptacles, bucket/wringer combo units for mops, wet floor signs, janitorial carts, food storage bins, and other products designed for commercial cleaning and food service. Jan/San products are sold under the following brand names: Continental, Kleen Aire, Huskee, SuperKan, KingKan and Tilt'N Wheel.

      The Consumer/Retail (Consumer) business unit is a plastics and metals manufacturer of home and automotive storage products, sold primarily through major home improvement and mass market retail outlets. Examples of Consumer products are metal and plastic storage boxes designed for pickup trucks, shelving, drawer storage units, and clear plastic and heavy duty storage bins. Consumer products are sold under the following brand names:
      Contico, Tradesman, Tuff Box, and Tuffbin.

      The Container business unit is a plastics manufacturer of drums and pails for commercial and industrial use.

      The Disco business unit, headquartered in McDonough, Georgia, is a manufacturer and distributor of filtration, cleaning and specialty products sold to the restaurant/food service industry. Examples of Disco products include fryer filters, grill bricks, and other food service items.

      The Glit/Microtron business unit is headquartered in Wrens, Georgia, and has an additional manufacturing facility in Pineville, North Carolina, which is expected to be closed in the first half of 2004. Glit/Microtron manufactures non- woven floor maintenance pads, abrasive hand pads, scouring pads and specialty abrasive products for cleaning and finishing. Products are sold primarily through commercial sanitary maintenance and food service markets, with some products sold through consumer/retail outlets. Glit/Microtron products are sold under the following brand names:
      Kleenfast, Fiber Naturals, and Big Boss II.

      The Loren business unit, headquartered in Lawrence, Massachusetts, is a manufacturer and distributor of abrasive products and roof ventilation products for the sanitary maintenance and construction industries. The facility in Lawrence will be closed in the first half of 2004 and the Loren operations will become part of the Glit/Microtron business unit. Through licenses, Loren sells certain abrasives products under the Brillo, Babbo, and Old Dutch brand names in commercial channels. Brillo is a registered trademark of Church & Dwight Co., Inc.

      The Wilen business unit, headquartered in Atlanta, Georgia, is a manufacturer and distributor of professional cleaning products, including mops, brooms, brushes, and plastic cleaning accessories. Wilen's products are sold primarily through commercial sanitary maintenance and food service markets, with some products sold through consumer/retail outlets. Wilen products are sold under the following brand names: Wax-o-matic, Wilen and Rototech.

      CCP also has operations in Canada and the United Kingdom. CCP Canada is a distributor of primarily plastic products for the commercial and sanitary maintenance markets in Canada. Contico Manufacturing, Ltd. is a distributor of primarily plastic products for the commercial and sanitary maintenance markets in the UK. Contico Europe Limited (formerly Contico Europe Holdings) is a plastics manufacturer of consumer storage products, sold primarily to major retail outlets in the UK.

Glit/Gemtex, Ltd. (Gemtex) Gemtex, headquartered in Etobicoke, Ontario, Canada, is a manufacturer and distributor of resin fiber disks and other coated abrasives for the original equipment manufacturers (OEM), automotive, industrial, and home improvement markets.

Electrical Products Group

      The Electrical Products Group's principal business is the distribution and sale of consumer electric corded products and electrical accessories. Revenues in 2003 were $151.1 million and operating income was $13.0 million. Operating income in 2003 included $0.4 million of impairments of long-lived assets, and $2.1 million of severance, restructuring and related charges. The group accounted for 35% of the Company's consolidated sales in 2003. Total assets for the group were $51.4 million at December 31, 2003. Woods Industries, Inc. (Woods) and Woods Industries (Canada), Inc. are both subject to seasonal sales trends, with higher sales in the third and early fourth quarters in connection with the holiday shopping season. The Electrical Products Group sells product principally to large, national retailers, who in-turn sell to consumer end-users. The business units in this group are:

      Woods Industries, Inc. (Woods) Woods, headquartered in Carmel, Indiana, distributes consumer electric corded products and electrical accessories. Examples of Woods products are outdoor and indoor extension cords, cord reels, surge protectors, power strips, and work lights. Woods products are sold under the following brand names: Woods, Yellow Jacket, Tradesman, SurgeHawk and AC/Delco. AC/Delco is registered trademark of The General Motors Corporation. These products are sold primarily through major home improvement and mass market retail outlets. Woods' products are sourced primarily from Asia.

      Woods Industries (Canada), Inc. (Woods Canada) Woods Canada, headquartered in Toronto, Ontario, Canada, distributes consumer electric corded products and electrical accessories. In addition to products listed above for Woods, Woods Canada's primary product offerings include garden lighting and timers. Woods Canada products are sold under the following brand names: MoonRays, Intercept, and Pro Power. These products are sold primarily through major home improvement and mass market retail outlets in Canada. Woods Canada's products are sourced primarily from Asia.

      See Licenses, Patents, and Trademarks below for further discussion regarding the trademarks used by Katy companies.

Other Operations

      The businesses in this group include a 43% equity investment in a shrimp harvesting and farming operation, Sahlman Holding Company, Inc., and a 100% interest in Savannah Energy Systems Company, the limited partner in a waste-to-energy facility operator.

      Sahlman Holding Company, Inc. (Sahlman) Sahlman harvests shrimp off the coast of South and Central America and owns shrimp farming operations in Nicaragua. Sahlman has a number of competitors, some of which are larger and have greater financial resources. Katy's interest in this company is an equity investment. During the third quarter of 2003, after review of Sahlman's results for 2002 (and year to date in 2003), and after study of the status of the shrimp industry and markets in the United States, Katy determined there had been a loss in the value of the investment that was other than temporary. As a result, Katy concluded that $1.6 million was a reasonable estimate of the value of its investment in Sahlman, and a charge of $5.5 million was recorded to reduce the carrying value of the investment. See Note 6 to Consolidated Financial Statements of Katy included in Part II, Item 8.

      Savannah Energy Systems Company (SESCO). SESCO is the limited partner of the operator of a waste-to-energy facility in Savannah, Georgia. The general partner of the partnership is an affiliate of Montenay Power Corporation. See
Note 9 to Consolidated Financial Statements of Katy included in Part II, Item 8.

Discontinued Operations

      We identified and sold certain operations that we considered non-core to the future operations of the Company. Hamilton Precision Metals L.P. (Hamilton), a reroller of precision metal foils and strips located in Lancaster, Pennsylvania, was sold on October 31, 2002 for net proceeds of $13.9 million. Hamilton was formerly part of the Electrical Products Group. Prior to its sale in 2002, Hamilton generated $10.4 million of net sales and $1.6 million of operating income. GC/Waldom Electronics, Inc. (GC/Waldom), a leading value-added distributor of high quality, brand name electrical and electronic parts, components and accessories headquartered in Rockville, Illinois, was sold on April 2, 2003 for net proceeds of $7.4 million. GC/Waldom was formerly part of the Electrical Products Group. Prior to its sale, GC/Waldom generated $6.0 million in net sales, and incurred a net operating loss of ($0.1) million. A loss (net of tax) of $0.2 million was recognized in the second quarter of 2003 as a result of the GC/Waldom sale. Duckback Products, Inc. (Duckback), a manufacturer of high quality exterior transparent coatings and water repellents located in Chico, California, was sold on September 16, 2003 for net proceeds of $16.2 million. Duckback was formerly part of the Maintenance Products Group. Prior to its sale, Duckback generated $12.9 million of net sales and $3.1 million of operating income during 2003. A gain (net of tax) of $7.6 million was recognized in the third quarter of 2003 as a result of the Duckback sale.

Customers

      We have several large customers in the mass merchant/discount/home improvement retail markets. Two customers, Wal*Mart and Lowe's, accounted for 17% and 11%, respectively, of consolidated net sales. Sales to Wal*Mart are made by the Woods, Consumer, Glit/Microtron, Woods Canada, Wilen and Jan/San business units. Sales to Lowe's are made by the Woods and Consumer business units. A significant loss of business at either of these customers could have a material adverse impact on our results.

Backlog

Maintenance Products:

      Our aggregate backlog position for the Maintenance Products Group was $7.8 million and $7.9 million as of December 31, 2003 and 2002, respectively. The orders placed in 2003 are firm and are expected to be shipped during 2004.

Electrical Products:

      Our aggregate backlog position for the Electrical Products Group was $6.0 million and $3.6 million as of December 31, 2003 and 2002, respectively. The orders placed in 2003 are firm and are expected to be shipped during 2004.

Markets and Competition

Maintenance Products:

      We market a variety of professional cleaning products to the commercial janitorial/sanitation markets. Sales and marketing of these products is handled through a combination of direct sales personnel, manufacturers' sales representatives, and wholesale distributors. Cleaning products sold by the Company include 1) plastic items, such as commercial trash receptacles, buckets, carts, and signs, 2) abrasive products, including floor cleaning and polishing pads, and hand scouring pads, 3) mops, brooms, and brushes, and 4) items for the food service industry, including filters, grill cleaning supplies, and food storage containers.

      The commercial distribution channels for these products are highly fragmented, resulting in a large number of small customers, mainly distributors of janitorial cleaning products. The markets for our maintenance products are highly competitive. Competition is based primarily on price and the ability to provide superior customer service in the form of complete and on-time product delivery. Other competitive factors include brand recognition and product design, quality and performance. We compete for market share with a number of different competitors, depending upon the specific product. In large part, our competition is unique in each area of 1) plastics, 2) abrasives, 3) mops, brooms and brushes and 4) food service. We believe that we have established long standing relationships with our major customers based on quality products and service, while continuing to strive to be a low cost provider in this industry. Our ability to remain a low cost provider in the industry is highly dependent on the price of our raw materials, primarily resin. Resin prices are influenced to a certain degree by market prices for natural gas and crude oil, as well as supply and demand factors within the plastics manufacturing industry. Being a low cost producer is also dependent upon our ability to reduce and subsequently control our cost structure, which is further dependent upon our ongoing restructuring efforts.

      We market branded consumer in-home and automotive storage, and to a lesser extent, abrasive products and mops and brooms, to consumer/retail outlets in the U.S. The consumer distribution channels for these products, especially the in-home and automotive storage products, are highly concentrated, with several large "mass-market" retailers representing a very significant portion of the customer base. However, we continue to develop new markets for our products, including sporting goods. Sales and marketing of these products is generally handled by direct sales personnel. Our ability to remain competitive in these consumer markets is dependent upon our position as a low cost producer, and also upon our development of new and innovative products. Being a low cost producer is also dependent upon our ability to reduce and subsequently control our cost structure, which is further dependent upon our ongoing restructuring efforts. Our restructuring efforts include consolidation of facilities and headcount reductions.

      Less significant amounts (based on net sales dollars) are sold to different markets, such as roofing ventilation products to the construction trade, and resin fiber disks and other abrasive disks to the OEM trade.

Electrical Products:

      We market branded electrical products primarily in North America through a combination of direct sales personnel and manufacturers' sales representatives. Our primary customer base consists of major national retail chains that service the home improvement, hardware, mass merchant, discount and automotive markets, and smaller regional concerns serving a similar customer base.

      Electrical products sold by the Company are generally used by consumers and include such items as extension cords, work lights, surge suppressors, power taps and strips, and outdoor lights and timers. We have entered into license agreements pursuant to which we market certain of our products using certain other companies' proprietary brand names. Overall demand for our products is highly correlated with consumer demand, the performance of the general economy and, to a lesser extent, home construction and resale activity.

      The markets for our electrical products are highly competitive. Competition is based primarily on price and the ability to provide superior customer service in the form of complete and on-time product delivery. Other competitive factors include brand recognition, product design, quality and performance. Foreign competitors, especially from Asia, provide an increasing level of competition. Our ability to remain competitive in these markets is dependent upon continued efforts to remain a low-cost provider of these products.

Raw Materials

      Our operations have not experienced significant difficulties in obtaining raw materials, fuels, parts or supplies for their activities during the most recent fiscal year, but no prediction can be made as to possible future supply problems or production disruptions resulting from possible shortages. Our Electrical Products businesses are highly dependent upon products sourced from Asia, and therefore remain vulnerable to potential disruptions in that supply chain. We are also subject to uncertainties involving labor relations issues at entities involved in our supply chain, both at suppliers and in the transportation and shipping area. Our Jan/San and Consumer business units (and some others to a lesser extent) use polyethylene, polypropylene and other thermoplastic resins as raw materials in a substantial portion of its plastic products. Prices of plastic resins, such as polyethylene and polypropylene, increased steadily from the latter half of 2002 through the middle of 2003, then fell slightly in the second half of the year, and have increased again during the early months of 2004. Management has observed that the prices of plastic resins are driven to an extent by prices for crude oil and natural gas, in addition to other factors specific to the supply and demand of the resins themselves. We cannot predict the direction resin prices will take during 2004 and beyond. We are also exposed to price changes for copper (used by Woods and Woods Canada), aluminum and steel, corrugated packaging material and other raw materials. Prices for copper, aluminum and steel have increased in recent months. We have not employed an active hedging program related to our commodity price risk, but are employing other strategies for managing this risk, including contracting for a certain percentage of resin needs through supply agreements and opportunistic spot purchases. In a climate of rising raw material costs, we experience difficulty in raising prices to shift these higher costs to our customers. Our future earnings may be negatively impacted to the extent increased costs for raw materials cannot be recovered or offset.

Employees

      As of December 31, 2003, we employed 1,808 people. 394 of these employees were members of various unions. Our labor relations are generally satisfactory and there have been no strikes in recent years. Our operations can be impacted by labor relations issues involving other entities in our supply chain. We recently entered into a new union contract with employees at the Wilen business unit. The union contract with certain employees in the St. Louis area expires in December 2004.

Regulatory and Environmental Matters

      We do not anticipate that federal, state or local environmental laws or regulations will have a material adverse effect on our consolidated operations or financial position. We anticipate making additional expenditures for environmental matters during 2004, in accordance with terms agreed upon with the United States Environmental Protection Agency and various state environmental agencies. See Note 20 to the Consolidated Financial Statements in Part II, Item 8.

Licenses, Patents and Trademarks

      The success of our products historically has not depended largely on patent, trademark and license protection, but rather on the quality of our products, proprietary technology, contract performance, customer service and the technical competence and innovative ability of our personnel to develop and introduce salable products. However, we do rely to a certain extent on patent protection, trademarks and licensing arrangements in the marketing of certain products. Examples of key licensed and protected trademarks include Yellow Jacket(R), Woods(R), Tradesman(R), AC/Delco(TM) (Woods); Contico(R) and Continental(R) (CCP); Glit(R), Microtron(R), Brillo(TM), and Kleenfast(R) (Glit/Microtron); Wilen(R) (Wilen); and Trim-Kut(R) (Gemtex). Companies most reliant upon patented products and technology are CCP, Woods, and Gemtex. Further, we are renewing our emphasis on new product development, which will increase our reliance on patent and trademark protection across all business units.

      Since 1998, Woods Canada has used the NOMA(R) trademark in Canada under the terms of a license with Gentek Inc. (Gentek). In October 2002, Gentek filed a petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. In July 2003, as part of the bankruptcy proceedings, Gentek filed a motion to reject this trademark license agreement. On November 5, 2003, Gentek's motion was granted by the U.S. Bankruptcy Court. As a result, the trademark license agreement is no longer in effect. Woods Canada will use the NOMA(R) trademark through mid-2004 and, thereafter, will lose the right to brand certain of its product with the NOMA(R) trademark. Approximately 50% of Woods Canada's sales are of NOMA(R) - branded products. Woods Canada will seek to replace those sales with sales of other products and will continue to act as a supplier for the new licensee of the NOMA(R) trademark. However, there is no guarantee that Woods Canada will be able to replace the lost sales of NOMA(R) - branded products.

Available Information

      We maintain a website at http://www.katyindustries.com. We make available, free of charge through our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and, if applicable, all amendments to these reports as well as Section 16 reports on Forms 3, 4 and 5, as soon as reasonably practicable after such reports are filed or furnished to the SEC. The information on our website is not, and shall not be deemed to be, a part of this report or incorporated into any other filings we make with the SEC.

      Item 2. PROPERTIES

      As of December 31, 2003, our total building floor area owned or leased was 3,749,000 square feet, of which 758,000 square feet were owned and 2,991,000 square feet were leased. The following table shows by industry segment a summary of the size (in square feet) and character of the various facilities included in the above totals together with the location of the principal facilities.

Industry Segment                                                          Owned         Leased         Total
----------------                                                          -----         ------         -----
(In thousands of square feet)
Maintenance Products - primarily
   plant and office facilities with principal
   facilities located in Norwalk and
   Santa Fe Springs, California; Wrens,
   McDonough and Atlanta, Georgia; Bridgeton,
   and Hazelwood, Missouri;
   Pineville, North Carolina; Lawrence,
   Massachusetts; Winters, Texas;
   Etobicoke, Ontario, Canada; and
   Redruth, Cornwall, England                                                543         2,464        3,007

Electrical Products - primarily plant and
   office facilities with principal facilities
   located in Carmel and Indianapolis, Indiana,
   Toronto, Ontario, Canada,
   and Taipei, Taiwan                                                        215           522          737

Corporate - office facility in Middlebury, Connecticut                                       5            5


      During 2002 and 2003, we consolidated the following into our Bridgeton, Missouri (Bridgeton) facility: the Warson Road facility in St. Louis, Missouri (Warson Road), the Earth City, Missouri (Earth City) facility and a portion of the Hazelwood, Missouri (Hazelwood) facility. During 2004, we expect to consolidate all of our abrasives operations in Lawrence, Massachusetts and Pineville, North Carolina into our recently expanded Wrens, Georgia (Wrens) abrasives facility. We believe that our current facilities meet our needs in our existing markets for the foreseeable future.

Item 3.  LEGAL PROCEEDINGS

      Except as set forth below, no cases or legal proceedings are pending against Katy, other than ordinary routine litigation incidental to Katy and our businesses and other non-material cases and proceedings.

1. Environmental Claims - Administrative Order on Consent - W.J. Smith Wood Preserving Company ("W.J. Smith") and Katy Industries, Inc., U.S. EPA Docket No. RCRA-VI-7003-93-02 and Texas Water Commission Administrative Enforcement Action.

      The W. J. Smith matter originated in the 1980s when the United States and the State of Texas, through the Texas Water Commission, initiated environmental enforcement actions against W.J. Smith alleging that certain conditions on the W.J. Smith property (the "Property") violated environmental laws. In order to resolve the enforcement actions, W.J. Smith engaged in a series of cleanup activities on the Property and implemented a groundwater monitoring program.

      In 1993, the United States Environmental Protection Agency (EPA) initiated a proceeding under Section 7003 of the Resource Conservation and Recovery Act against W.J. Smith and Katy. The proceeding sought certain actions at the site and at certain off-site areas, as well as development and implementation of additional cleanup activities to mitigate off-site releases. In December 1995, W.J. Smith, Katy and USEPA agreed to resolve the proceeding through an Administrative Order on Consent under Section 7003 of RCRA. W.J. Smith and Katy have completed the cleanup activities required by the Order. W.J. Smith is currently implementing an RCRA facility investigation of the site and an investigation of certain off-site areas pursuant to a request from the U.S. EPA.

      Since 1990, the Company has spent in excess of $7.0 million undertaking cleanup and compliance activities in connection with this matter. While ultimate liability with respect to this matter is not easy to determine, the Company has recorded and accrued amounts that it deems reasonable for prospective liabilities with respect to this matter and believes that any additional liability with respect to this matter in excess of the accrual will not be material.

      In addition to the administrative claim specifically identified above, a purported class action lawsuit was filed by twenty individuals in federal court in the Marshall Division of the Eastern District of Texas, on behalf of "landowners and persons who reside and/or work in" an identified geographical area surrounding the W.J. Smith Wood Preserving facility in Denison, Texas. The lawsuit purported to allege claims under state law for negligence, trespass, nuisance and assault and battery. It sought damages for personal injury and property damage, as well as punitive damages. The named defendants were Union Pacific Corporation, Union Pacific Railroad Company, Katy Industries and W.J. Smith Wood Preserving Company, Inc. On June 10, 2002, Katy and W.J. Smith filed a motion to dismiss the case for lack of federal jurisdiction, or in the alternative, to transfer the case to the Sherman Division. In response, plaintiffs filed a motion for leave to amend the complaint to add a federal claim under the Resource Conservation and Recovery Act. On July 30, 2002, the court dismissed plaintiffs' lawsuit in its entirety.

      On July 31, 2002, plaintiffs filed a new lawsuit against the same defendants, again in the Marshall Division of the Eastern District of Texas, alleging property damage class action claims under the federal Comprehensive Environmental Response Compensation & Liability Act (CERCLA), as well as state common law theories. While Plaintiffs' counsel has confirmed that Plaintiffs are no longer seeking class-wide relief for personal injury claims, certain Plaintiffs continue to allege individual common law claims for personal injury. Because certain threshold issues, including the basis for federal jurisdiction, statute of limitations defenses and class certification, have not yet been fully evaluated in this litigation, it is not possible at this time for Katy to reasonably determine an outcome or accurately estimate the range of potential exposure. Katy and W.J. Smith filed a motion to dismiss the lawsuit or, in the alternative, to transfer venue. In response, plaintiffs filed a motion for leave to amend the complaint. The court granted plaintiffs' motion to amend and denied Katy and W.J. Smith's motion to dismiss or transfer venue. On September 5, 2003, the court entered an Amended Agreed Initial Case Management Order limiting discovery during an initial phase to the threshold issues. The Company has deposed all of the proposed class representatives and on October 31, 2003, filed a motion for summary judgment on the grounds that the court lacks jurisdiction and Plaintiffs' claims are barred by the applicable statute of limitations. Plaintiffs filed a motion for class certification on the property damage claims on that date as well. Both motions are fully briefed. No dates are currently set for the Court's hearing and ruling on these motions. A determination of ultimate liability with respect to this matter is not estimable art this time.

      General Environmental Claims

      Katy and certain of our current and former direct and indirect corporate predecessors, subsidiaries and divisions have been identified by USEPA, state environmental agencies and private parties as potentially responsible parties at a number of waste disposal sites under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) or equivalent state laws, and, as such, may be liable for the costs of cleanup and other remedial activities at these sites. The costs involved in these matters are, by nature, difficult to estimate and subject to substantial change as litigation or negotiations with the United States, states and other parties proceed. While ultimate liability with respect to these matters is difficult to predict, the Company has recorded and accrued amounts that it deems reasonable for prospective liabilities and believes that any liability with respect to such matters in excess of the accruals will not be material.

2. Banco del Atlantico, S.A. v. Woods Industries, Inc., et al., Civil Action No. L-96-139 (U.S. District Court, Southern District of Texas).

      In December 1996, Banco del Atlantico ("plaintiff"), a bank located in Mexico, filed a lawsuit in Texas against Woods, a subsidiary of Katy, and against certain past and/or then present officers, directors and former owners of Woods (collectively, "defendants"). The plaintiff alleges that the defendants participated in violations of the Racketeer Influenced and Corrupt Organizations Act ("RICO") involving allegedly fraudulently obtained loans from Mexican banks, including the plaintiff, and "money laundering" of the proceeds of the illegal enterprise. In its recently-filed Amended Complaint, the plaintiff also alleges violations of the Indiana RICO and Crime Victims Act. All of the foregoing is alleged to have occurred prior to Katy's purchase of Woods.

      The plaintiff alleges that it made loans to a Mexican corporation controlled by certain past officers and directors of Woods based upon fraudulent representations and guarantees. In addition to its fraud, conspiracy, and RICO claims, the plaintiff seeks recovery upon certain alleged guarantees purportedly executed by Woods Wire Products, Inc., a predecessor company from which Woods purchased certain assets in 1993. The primary legal theories under which the plaintiff seeks to hold Woods liable for its alleged damages are respondeat superior, conspiracy, successor liability, or a combination of the three.

      On March 31, 2003, the Southern District of Texas court ordered that the case be transferred to the Southern District of Indiana on the ground that Indiana has a closer relationship to this case than Texas.

      The case is currently pending in the Southern District of Indiana. The plaintiff filed its Amended Complaint on December 17, 2003. Pursuant to court order, the defendants filed motions to dismiss the Amended Complaint on February 17, 2004. All defendants have moved to dismiss the Amended Complaint and all claims contained within it on grounds of forum non conveniens and comity. All defendants have also moved to dismiss the Indiana RICO and Indiana Crime Victims Act claims as barred by the applicable statutes of limitations. Additionally, Woods and certain other defendants have separately moved to dismiss certain claims of the Amended Complaint pursuant to Federal Rules of Civil Procedure 12(b)(6) and 9(b) for failure to state a claim upon which relief can be granted. The plaintiff's responses to these motions to dismiss have not yet been filed. The parties are currently engaged in discovery, and the trial of the action (assuming any is needed) is scheduled for January 2006.

      The plaintiff is claiming damages in excess of $24 million and is requesting that damages be trebled under Indiana and federal RICO, and/or the Indiana Crime Victims Act. Because defendants' motions to dismiss have not yet been briefed and certain jurisdictional issues have not yet been fully adjudicated, it is not possible at this time for the Company to reasonably determine an outcome or accurately estimate the range of potential exposure. Katy may have recourse against the former owner of Woods and others for, among other things, violations of covenants, representations and warranties under the purchase agreement through which Katy acquired Woods, and under state, federal and common law. Woods may also have indemnity claims against the former officers and directors. In addition, there is a dispute with the former owners of Woods regarding the final disposition of amounts withheld from the purchase price, which may be subject to further adjustment as a result of the claims by the plaintiff. The extent or limit of any such adjustment cannot be predicted at this time. An adverse judgment in this matter could have a material impact on the Company's results of operations, liquidity and financial position if the Company were not able to exercise recourse against the former owner of Woods.

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      There were no matters submitted to a vote of the security holders during the fourth quarter of 2003.

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

                                                                 Dividends
         Period                             High        Low      Declared
         ------                             ----        ---      --------

         2003
              First Quarter               $ 3.61     $ 2.54         $.000
              Second Quarter                4.89       2.40          .000
              Third Quarter                 5.20       4.80          .000
              Fourth Quarter                6.75       5.20          .000

         2002
              First Quarter               $ 6.75     $ 3.40         $.000
              Second Quarter                6.28       4.85          .000
              Third Quarter                 4.99       2.90          .000
              Fourth Quarter                3.70       2.50          .000

      Dividends are paid at the discretion of the Board of Directors. On March 30, 2001, our Board of Directors decided to suspend quarterly dividends in order to preserve cash for operations.

      As of March 15, 2004, there were approximately 680 holders of record of our common stock, in addition to approximately 1,500 holders in street name, and there were 7,880,877 shares of common stock outstanding.

Item 6.  SELECTED FINANCIAL DATA

                                                                                   Years Ended December 31,
                                                            -----------------------------------------------------------------------
                                                               2003           2002           2001           2000           1999
                                                            ----------     ----------     ----------     ----------     -----------
                                                                     (Thousands of Dollars, except per share data and ratios)
Net sales                                                   $  436,410     $  445,755     $  447,108     $  508,850     $   511,933
                                                            ==========     ==========     ==========     ==========     ===========

(Loss) income from continuing operations [a]                $  (18,887)    $  (53,083)    $  (65,464)    $   (9,111)    $     8,944
   Discontinued operations [b]                                   9,523         (1,152)         2,202          3,653           1,511
   Cumulative effect of a change in accounting
     principle [b] [e]                                             --         (2,514)            --             --              --
                                                            ----------     ----------     ----------     ----------     -----------
           Net (loss) income                                $   (9,364)    $  (56,749)    $  (63,262)    $   (5,458)    $    10,455
                                                            ==========     ==========     ==========     ==========     ===========

(Loss) earnings per share - Basic:
   (Loss) income from continuing operations                 $    (3.06)    $    (7.67)    $    (7.54)    $    (1.08)    $      1.07
   Discontinued operations                                        1.16          (0.14)          0.26           0.43            0.18
   Cumulative effect of a change in accounting principle            --          (0.30)            --             --              --
                                                            ----------     ----------     ----------     ----------     -----------
           (Loss) earnings per common share                 $    (1.90)    $    (8.11)    $    (7.28)    $    (0.65)    $      1.25
                                                            ==========     ==========     ==========     ==========     ===========

(Loss) earnings per share - Diluted:
   (Loss) income from continuing operations                 $    (3.06)    $    (7.67)    $    (7.54)    $    (1.08)    $      0.91
   Discontinued operations                                        1.16          (0.14)          0.26           0.43            0.18
   Cumulative effect of a change in accounting principle            --          (0.30)            --             --
                                                            ----------     ----------     ----------     ----------     -----------
           (Loss) earnings per common share                 $    (1.90)    $    (8.11)    $    (7.28)    $    (0.65)    $      1.21
                                                            ==========     ==========     ==========     ==========     ===========

Total assets                                                $  241,708     $  275,977     $  347,955     $  446,723     $   493,104
Total liabilities                                              139,416        157,405        173,691        263,490         299,893
Preferred interest in subsidiary                                    --         16,400         16,400         32,900          32,900
Stockholders' equity                                           102,292        102,172        157,864        150,333         160,311
Long-term debt, excluding current portion                          806             --         12,474            771         150,835
Current portion of long-term debt                                2,857            700         14,619        133,067              67
Revolving credit agreement, classified as current               36,000         44,751         57,000             --              --
Depreciation and amortization [c]                               21,954         19,259         20,216         21,096          17,772
Capital expenditures                                            13,435         10,119         12,566         14,196          21,066
Working capital [d]                                             43,439         35,206         65,733         97,258         112,463
Ratio of debt to capitalization                                  27.9%          27.7%          32.5%          42.2%           43.8%

Weighted average common shares outstanding - Basic           8,214,712      8,370,815      8,393,210      8,403,701       8,366,178
Weighted average common shares outstanding -Diluted          8,214,712      8,370,815      8,393,210      8,403,701      10,015,238
Number of employees                                              1,808          2,261          2,922          3,509           3,834
Cash dividends declared per common share                    $     0.00     $     0.00     $     0.00     $     0.30     $      0.30

[a] Includes distributions on preferred securities in 2003, 2002, 2001, 2000 and 1999.

[b]   Presented net of tax.

[c]   From continuing operations only.

[d] Defined as current assets minus current liabilities, exclusive of 1) current balances of deferred tax assets and liabilities, and 2) debt classified as current.

[e] This amount is a transitional impairment of goodwill recorded with the adoption of SFAS No. 142, Goodwill and Other Intangible Assets.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

      For purposes of this discussion and analysis section, reference is made to the table below and the Company's Consolidated Financial Statements included in
Part II, Item 8. We have two principal operating groups: Maintenance Products and Electrical Products. The group labeled as other consists of a minority equity investment in a seafood harvesting and farming company, as well as the limited partnership interest SESCO holds in the operator of a waste-to-energy facility. Two businesses formerly included in the Electrical Products Group, GC/Waldom and Hamilton, and one business formerly included in the Maintenance Products Group, Duckback, have been classified as Discontinued Operations. Duckback was sold on September 16, 2003, GC/Waldom was sold on April 2, 2003, and Hamilton was sold on October 31, 2002.

      Since the Recapitalization (as described in Item 1) on June 28, 2001, the Company's management has been focused on the following initiatives:

      o Restructuring of core operations: 35 facilities closed or consolidated (including 3 to be closed by the end of 2004).

      o Cost reductions: central services model, sourcing in Asia, product re-engineering, headcount reductions, and improved management of raw material price exposure.

      o Balance sheet review: in light of ongoing business profitability and requirements, approximately $90.0 million of obsolete assets were impaired.

      o Divestitures of non-core business: 4 businesses have been sold or otherwise exited and proceeds have been applied to reduce debt.

      o Re-development of new product pipeline: capital and management expertise has been re-dedicated to this critical area.

      o Organizational changes: across-the-board review of management talent and key hires made.

      With these initiatives accomplished or well under way, the Company's focus has shifted to revenue growth through a variety of means (recent business "wins" include new product introductions, introduction of products to new distribution channels, and acquisitions). Our future cost reductions will come from process improvements (such as Lean Manufacturing and Six Sigma), value engineering products, improved sourcing/purchasing and lean administration.

      Key elements in achieving profitability in the Maintenance Products Group include 1) maintaining a low cost structure, both from a production and administrative standpoint, and 2) providing outstanding customer service. Most of the Maintenance Products Group products do not rely upon strong brand equity, so achieving and maintaining a position as a low cost producer is a necessity, given that our comparative price point on many products is below those of our competitors. New product development is especially important in the consumer/retail markets for Maintenance Products, as new products or beneficial modifications of existing products increase demand from our customers, provide novelty to the consumer, and offer an opportunity for favorable pricing from customers in the national mass market retail area. Retention of customers, or more specifically, product lines with those customers, is also very important in the mass market retail area, given the vast size of these national accounts. Prices for raw materials, especially plastic resins, have a very significant impact on the Maintenance Products Group.

      Key elements in achieving profitability in the Electrical Products Group are in many ways similar to those mentioned for our Maintenance Products Group. The achievement and maintenance of a low cost structure is critical given the significant level of foreign competition, primarily from Asia and Latin America. For this reason, in December 2002 and December 2003, Woods and Woods Canada, respectively, ceased all manufacturing and initiated a fully outsourced strategy for their consumer electrical products. Customer service, specifically the ability to fill orders at a rate designated by our customers, is very important to customer retention, given seasonal sales pressures in the consumer electrical area. Retention of customers is critical in the Electrical Products Group, given the size of national accounts.

                                                                  Years Ended December 31,
                                                           -------------------------------------
                                                             2003          2002          2001
                                                           ---------     ---------     ---------
                                                                  (Thousands of dollars)
Maintenance Products Group
        Net external sales                                 $ 285,289     $ 300,336     $ 311,574
        Operating loss                                        (7,924)      (22,736)      (41,589)
        Operating deficit                                      (2.8%)        (7.6%)       (13.3%)
        Impairments of long-lived assets                      11,516        20,812        36,087
        Severance, restructuring and related charges           5,720        13,629         3,489
        Depreciation and amortization                         20,162        17,625        19,414
        Capital expenditures                                  12,366         9,228         9,975
        Total assets                                         176,214       195,121       228,482

Electrical Products Group
        Net external sales                                 $ 151,121     $ 144,242     $ 130,949
        Operating income (loss)                               13,026         2,874          (166)
        Operating margin (deficit)                              8.6%          2.0%         (0.1%)
        Impairments of long-lived assets                         364           392         1,565
        Severance, restructuring and related charges           2,083         5,239         1,552
        Depreciation and amortization                          1,217         1,484           220
        Capital expenditures                                     833           601           301
        Total assets                                          51,353        48,228        51,591

Total Company [a]
        Net external sales [b]                             $ 436,410     $ 445,755     $ 447,108
        Operating loss [b]                                    (8,905)      (37,849)      (72,776)
        Operating deficit [b]                                  (2.0%)        (8.5%)       (16.3%)
        Impairments of long-lived assets [b]                  11,880        21,204        47,469
        Severance, restructuring and related charges [b]       8,132        19,155        13,380
        Depreciation and amortization [b]                     21,954        19,259        20,216
        Capital expenditures [c]                              13,435        10,119        12,566
        Total assets [c]                                     241,708       275,977       347,955

[a] Included in "Total Company" are certain amounts in addition to those shown for the Maintenance Products and Electrical Products segments, including amounts associated with 1) unallocated corporate expenses, 2) our equity investment in a shrimp harvesting and farming operation, and 3) SESCO's limited partnership interest in the operation of a waste-to-energy facility. See
Note 19 to Consolidated Financial Statements for detailed reconciliations of segment information to the Consolidated Financial Statements.

[b] Excludes discontinued operations

[c] Includes discontinued operations

2003 Compared to 2002

Company Overview

      Overall, net sales for the Company declined $9.3 million, or 2% from 2002 levels, due to a volume decline of 3% and lower pricing of 1%, partially offset by favorable currency translation of 2%. Gross margins held constant at approximately 16.2% as the benefit of implemented cost reduction strategies offset lower pricing, higher resin costs and atypically high depreciation (see discussion under Maintenance Products Group - Operating income (loss) below). Selling, general and administrative expenses (SG&A) as a percentage of sales declined from 14.3% in 2002 to 13.7% in 2003. The operating deficit was reduced significantly from $37.8 million to $8.9 million mostly as a result of reduced severance, restructuring and related charges and lower impairments of long-lived assets. Excluding these charges, the Company experienced operating profit of $11.1 million during 2003 versus $2.5 million in 2002. To provide transparency about measures of the Company's performance, we supplement the reporting of our financial information under generally accepted accounting principles (GAAP) with non-GAAP information on operating income (loss) excluding severance, restructuring and related charges and impairments of long-lived assets. We believe the use of this measure is a better indicator of the underlying operating performance of the Company's businesses and allows us to make meaningful comparisons of different operating periods.

Maintenance Products Group

      An overall decline in net sales for the year (mostly due to volume declines) along with high raw materials costs and atypically high depreciation contributed to the reduced profitability (excluding severance, restructuring and related charges and impairments of long-lived assets) of this group in 2003. Operating results continue to be favorably impacted by the numerous cost reduction initiatives including the consolidation of our facilities in the St. Louis area as well as the consolidation of two abrasives facilities into our Wrens, Georgia facility. In the fourth quarter of 2003, net sales were down 1% from the fourth quarter of 2002 as compared to a 6% decline for the first nine months of the year. Operating loss for the fourth quarter of 2003 was $1.6 million as compared to $5.4 million in the fourth quarter of 2002. Severance, restructuring and related costs and impairments of long lived assets totaled $6.2 million and $8.8 million in the three months ended December 31, 2003 and 2002, respectively. Excluding these costs, operating profit for the fourth quarter of 2003 increased 36% over the same period last year.

Net sales

      Net sales from the Maintenance Products Group decreased from $300.3 million in 2002 to $285.3 million in 2003, a decrease of 5%. The decline was due to a volume decrease of 6%, partially offset by the favorable impact of exchange rates of 1%. The sales shortfalls to the prior year were realized in the businesses that sell to both commercial and consumer customers. On the commercial side, sales were lower at Gemtex, primarily due to increased foreign competition, and at Loren, primarily because a major customer increased their supplier base in 2003. In addition, we believe that the Jan/San business unit was impacted during the first three quarters of 2003 by the general economic conditions and reduced demand for cleaning products, due to commercial real estate vacancy rates and reduced demand in the travel and hospitality industries. In the fourth quarter, sales for the Jan/San business unit were higher in 2003 than in 2002 representing an improvement in the health of the aforementioned industries. Sales were higher in the international markets for Katy's commercial and sanitary maintenance products, primarily in the U.K. Sales for the Consumer business unit, which sells primarily to mass market retail customers, were lower due to the loss of certain product lines with major outlet customers and to a lesser extent, downward pricing pressures and allowance, rebate, and other programs. The U.K. consumer plastics business benefited overall from stronger volumes and favorable exchange rates, partially offset by price erosion similar to that in the U.S. business. In addition to continually striving to reduce our cost structure, we are seeking to offset pricing challenges by developing new products for the retail markets. The development of new products is essential to remaining competitive and to maintaining strong relationships with large national mass market retail customers. In the fourth quarter of 2003, we centralized our customer service and administrative functions for CCP divisions Jan/San, Glit/Microtron, and Wilen in one location, allowing customers to order products from any CCP division on one purchase order. The customer service and administrative functions for Disco, Loren and CCP Canada will be added during 2004. We believe that operating these businesses as a cohesive unit will improve customer service in that our customers' purchasing processes will be simplified, as will follow up on order status, billing, collection and other related functions. This should also increase customer loyalty, help in attracting new customers and lead to increased top line sales in future years.

Operating loss

      The group's operating loss improved by $14.8 million from ($22.7) million in 2002 to ($7.9) million in 2003, an improvement of 65%. The operating losses were primarily a result of costs for severance, restructuring and related costs, and asset impairments in both periods, which are discussed further below. Excluding those items, operating income decreased by $2.4 million from $11.7 million in 2002 to $9.3 million in 2003. Profitability was lower at CCP's metal truck box business, Loren and Gemtex, due to volume-related issues, while the Consumer business in the U.S. and in the U.K. was negatively impacted by top-line pricing pressures and an unfavorable mix of lower margin products. In addition, the Consumer and Jan/San businesses worldwide experienced higher raw material costs (principally resin) in 2003. Operating results were also negatively impacted by $5.4 million of incremental depreciation related to the revision of the estimated useful lives of certain manufacturing assets, specifically molds and tooling equipment used in the manufacture of plastic products, from seven to five years, effective January 1, 2003. This change in estimate was made following significant impairments to these types of assets recorded during 2002. These shortfalls were partially offset by improved results at the CCP Jan/San business which benefited from the implementation of cost reduction strategies.

      Operating results in 2003 and 2002 were negatively impacted by several unusual charges. In 2003, the group incurred severance, restructuring and related charges of $5.7 million. The largest of these charges ($3.7 million) relates principally to non-cancelable leases at abandoned facilities as a result of the consolidation of the CCP facilities in the St. Louis area into CCP's largest and most modern plant in Bridgeton, Missouri. The establishment of these liabilities involves estimates of future sub-lease income, where we generally assumed that the amount of sub-lease income on these facilities would increase over time. Adjustments to these liabilities are possible in the future depending upon the accuracy of sub-lease assumptions made. Charges of $1.2 million were also incurred in 2003 relating to the restructuring of the abrasives business, principally to consolidate the Lawrence, Massachusetts and Pineville, North Carolina facilities into the newly expanded Wrens, Georgia location. The group also incurred charges in 2003 related to the consolidation of the customer service and administrative functions for CCP ($0.3 million), severance costs for headcount reductions ($0.4 million) and costs related to the closure of CCP's metals facility in Santa Fe Springs, California ($0.2 million). During 2002, the Maintenance Products Group recorded $13.6 million of severance, restructuring and related charges. Included in this amount was $11.7 million related to the St. Louis facility consolidation (mostly for non-cancelable lease payments), $0.9 million for severance costs related to various headcount reductions, including the management level of various business units, $0.8 million in consulting fees associated with outsourcing strategies, relating mainly to the Wilen business unit and $0.2 million related to the consolidation of the customer service and administrative functions for CCP.

      The group recorded impairments of long-lived assets of $11.5 million during 2003 and $20.8 million during 2002. Charges in 2003 included $7.1 million related to idle and obsolete equipment, tooling and leasehold improvements at Warson Road, Hazelwood, Bridgeton, and the Santa Fe Springs, California metals facility, $1.3 million related to the closure of abrasives facilities in Lawrence, Massachusetts and Pineville, North Carolina and the subsequent consolidation into the Wrens, Georgia facility, and $0.4 million of obsolete molds and tooling at our plastics facility in the United Kingdom. In addition, $2.6 million of goodwill and patents of the Gemtex business unit were impaired as it was determined that future cash flows of this business could not support the carrying value of its intangible assets. The Gemtex unit has experienced a decline in profitability in recent years principally as a result of increasing foreign competition. In 2002, certain CCP property, plant and equipment, primarily molds and tooling assets, were impaired by $15.3 million, and a customer list intangible was impaired by $3.6 million. The majority of these impairments were associated with assets used in the Consumer business, and were the result of analyses indicating insufficient future cash flows over the remaining useful life of the assets to cover the carrying values of the assets. Given the unique nature of molds for specific products, the fair values, if any, are often less than historical cost, resulting in impairments. The Wilen business unit recorded asset impairments of $1.9 million, resulting from management decisions on the future use of certain manufacturing assets in the Atlanta, Georgia facility.

      Total assets for the group decreased primarily as a result of the impairments of $11.9 million, and due to the atypically high depreciation expense related to the revision of lives of certain assets (both noted above).

Electrical Products Group

      The Electrical Products Group continued its solid performance in 2003, once again driven primarily by improved sales volume over 2002, and secondarily, by higher margins over the prior year. In addition, during 2002 and 2003 a major restructuring occurred within the Electrical Products Group. After significant study and research into different sourcing alternatives, we decided that Woods and Woods Canada would source substantially all of their products from Asia. In December 2002, Woods shut down all U.S. manufacturing facilities, which were in suburban Indianapolis and in southern Indiana. As a result of these plant closures, 361 employees were terminated. In December 2003, Woods Canada shut down its manufacturing facility in Toronto, Ontario, terminating 100 employees in the process. See below for a discussion of severance and restructuring costs and impairments recorded as a result of these facility closures.

Net sales

      The Electrical Product Group's sales increased from $144.2 million in 2002 to $151.1 million in 2003, an increase of 5%. An increase in volume of 5% and favorable currency translation of 3% was partially offset by lower pricing of 3%. Woods experienced year over year increase in volume as a result of a strong fourth quarter in 2003. The improvement was primarily due to higher volumes of direct import merchandise, which are shipped directly from our suppliers to our customers, such as extension cords and power strips. Woods sales performance in 2003 also benefited from the introduction of new surge products, sales to new customers and same store growth for its largest customer, a national mass market retailer. Offsetting these volume increases was a slight reduction in pricing which was implemented to remain competitive in certain product lines. Higher sales at Woods Canada in 2003 compared to 2002 were principally due to the impact of a stronger Canadian dollar versus the U.S. dollar. This increase was offset partially by lower pricing mostly due to a shift during 2003 to direct import products.

Operating income

      The group's operating income increased from $2.9 million in 2002 to $13.0 million in 2003. Operating income in both years was reduced by costs for severance, restructuring and related costs, and asset impairments, which are discussed further below. Excluding these costs, operating income increased from $8.5 million in 2002 to $15.5 million in 2003, an increase of 82%. Profitability in 2003 was positively impacted by cost reduction strategies at both Woods and Woods Canada. The most significant initiative benefiting 2003 was the closure of the Woods manufacturing facility in December 2002, resulting in approximately $4.6 million in savings. In December 2003, Woods Canada shut down its manufacturing facility to pursue a fully outsourced product strategy similar to Woods. Cost reduction initiatives at Woods Canada to reduce product and variable costs also had a favorable impact on 2003. Higher sales volumes and favorable currency translation also aided in maintaining margins. During 2002, Woods incurred a loss of $0.9 million related to obsolete raw material and packaging inventory on hand which could not be utilized following the shutdown of the U.S. manufacturing facilities (see next paragraph).

      Operating results in 2003 and 2002 were negatively impacted by a number of restructuring-related charges. During 2003, the group recognized $2.1 million of severance, restructuring and related charges. Of this amount, $1.5 million related to severance associated with the shutdown of the Woods Canada manufacturing operations, $0.5 million at Woods primarily for an adjustment to a non-cancelable lease accrual due to a change in sub-lease assumptions and $0.1 million of consulting fees associated with product outsourcing strategies. In 2002, the Electrical Products Group incurred consulting fees of $2.8 million associated with product outsourcing strategies and charges related to the shut down of all U.S. manufacturing operations and $2.4 million for severance and other exit costs.

      The group recorded impairments of $0.4 million in both 2003 and 2002 associated with the write down of certain equipment at Woods Canada and Woods as a result of the closure of the manufacturing operations at both business units.

      We believe that restructuring steps executed in 2002 and 2003 related to the Woods and Woods Canada businesses will allow those businesses to remain competitive within their markets. The fully outsourced product strategy has reduced headcount at Woods by 361 employees (effective in December 2002) and Woods Canada by 100 employees (effective in December 2003).

      Total assets for the group increased primarily as a result of higher accounts receivable balances due to stronger sales at the end of 2003 versus the end of 2002.

Other

      Sales from other operations decreased by $1.2 million, as a result of the SESCO waste-to-energy operation being turned over to a third party in April 2002. The operating loss from other operations in 2002 was primarily attributable to a charge of $6.0 million, relating to an obligation created by Katy to the third party who took over daily operation of the SESCO facility. Amounts will be paid in roughly equal installments through 2007. See Note 9 to the Consolidated Financial Statements for Katy in Part II, Item 8, for a discussion of the SESCO partnership transaction.

Discontinued Operations

      Three business units are reported as discontinued operations for all periods presented: Hamilton Precisions Metals, L.P. (Hamilton), GC/Waldom Electronics, Inc. (GC/Waldom) and Duckback Products, Inc. (Duckback). Hamilton generated $1.5 million of operating income in 2002 (prior to its sale on October 31, 2002). GC/Waldom reported operating loss of ($0.2) million in 2003 (prior to its sale on April 2, 2003), versus a $6.3 million operating loss in 2002. Nearly the entire operating loss of GC/Waldom in 2002 was the result of asset valuation adjustments in anticipation of a sale of the business unit. A loss (net of tax) of $0.2 million was recognized in the second quarter of 2003 as a result of the GC/Waldom sale. Duckback generated operating income of $3.1 million in 2003 (prior to its sale on September 16, 2003) versus $2.8 million in 2002. A gain (net of tax) of $7.6 million was recognized in the third quarter of 2003 as a result of the Duckback sale.

Corporate

      During 2003, the corporate group recorded $1.0 million of compensation expense versus an insignificant amount in 2002 associated with stock appreciation rights (SARs) and $0.3 million related to severance.

      Interest, net was $0.1 million higher in 2003 as compared to 2002. During 2003, we wrote off $1.8 million of unamortized debt issuance costs due to the reduction in our borrowing capacity as a result of the refinancing of our debt obligations in February 2003 and due to the permanent reduction in term loan debt resulting from proceeds of the sale of GC/Waldom and Duckback. The amount of this write-off is included in interest expense. Excluding the write-off, interest, net decreased by $1.8 million, or 29%, due mainly to lower average borrowings during 2003, principally as a result of applying proceeds from the sale of non-core businesses in 2002 and 2003. To a lesser extent, lower interest rates contributed to the decline in interest expense. Other, net in 2003 included the write-off of certain deferred payment receivables associated with businesses disposed of prior to 2002 ($0.7 million) and realized foreign exchange losses ($0.6 million), offset partially by the net gain on the sale of real estate assets ($0.5 million). Other, net in 2002 was comprised primarily of realized foreign exchange losses ($0.4 million) and the loss on the sale of assets ($0.1 million). Our effective tax rate in 2003 was 14%, indicating that a $3.2 million tax benefit was recorded on a $22.0 million pretax loss from continuing operations. A tax benefit was recorded on pre-tax loss to the extent a provision was provided for the gain on sale of discontinued businesses and income from operations of discontinued businesses. A further benefit was not recorded due to the valuation allowance recorded against our net deferred tax assets. See "Deferred Income Taxes" in "Critical Accounting Policies" and Note 16 to the Consolidated Financial Statements in Part II, Item 8, for further discussion of income tax accounting. In 2002, we recorded a $2.5 million transitional goodwill impairment, net of tax as a result of the adoption of SFAS No. 142, which is shown on the Consolidated

Statements of Operations as a cumulative effect of a change in accounting principle. See Note 4 to the Consolidated Financial Statements in Part II, Item 8 for a further discussion of goodwill impairments.

2002 Compared to 2001

Maintenance Products Group

      The Maintenance Products Group had a mixed year in 2002. Operating income, excluding severance, restructuring, and impairment charges, was up over 2001, as the various cost reduction programs put into place over the last two years began to impact results. While the improvement in profitability was a positive step, significant improvement over 2001 was expected since 2001 was an especially weak year in the Maintenance Products Group. Sales volumes were down overall from 2001, with the largest decrease in the Consumer business unit.

Net sales

      Sales from the Maintenance Products Group decreased from $311.6 million in 2001 to $300.3 million in 2002, a decrease of 4%. The largest sales decrease occurred within the consumer business, which sells primarily to mass market retail customers. While certain product lines with retail customers remained stable, the revenue declines were caused by the loss of certain product lines, as well as selected price erosion with retail customers through allowance, rebate, and other pricing programs. Sales in the Maintenance Products divisions serving commercial markets (primarily Jan/San) were essentially flat versus 2001. Glit/Microtron's abrasives business saw a significant increase in sales from 2001, with sales increasing year-over-year for seven of their top ten customers. Glit/Microtron's sales increases included increases with several key, sizable, janitorial/sanitation distributors. Glit/Microtron also grew its business with a large national retail chain, for which Glit/Microtron supplies their full stock of floor cleaning abrasive pads for internal use at their stores nationwide. Sales were also higher in the international markets for Katy's commercial and sanitary maintenance products, primarily in the U.K. and Canada. These positive sales trends were offset by lower sales at CCP's Jan/San business and at Wilen. The Maintenance Products Group also made positive steps in 2002 toward managing the various janitorial/sanitation supply divisions as one group, consolidating more of the customer service and administrative functions of these divisions in St. Louis.

Operating loss

      The group's operating loss improved by $18.9 million from ($41.6) million in 2001 to ($22.7) million in 2002, an improvement of 45%. The operating loss was primarily a result of costs for severance, restructuring and related costs, and asset impairments, which are discussed further below. Excluding those items, operating income improved by $13.7 million from ($2.0) million in 2001 to $11.7 million in 2002. The improvement in operating income was primarily driven by various CCP business units. Glit/Microtron's operating income improvement was driven by strong sales volume and cost reductions in numerous areas, including raw materials, freight, and headcount. CCP's operating income improved mainly due to cost reductions implemented on a continuing basis throughout 2001 and 2002. The Wilen business unit deteriorated during 2000 and 2001 due to operational problems that were largely remedied in 2002. In addition, significant new business was gained in early 2003 from a large national mass market retail store chain, who will use Wilen mops for their in-store floor care needs, providing meaningful levels of new sales to use capacity existing at the Wilen plant. During 2001, the Maintenance Products Group recorded significant valuation reserve adjustments associated with inventory and receivables, totaling $3.5 million. Operating income improved by $1.8 million during 2002 as a result of the cessation of goodwill amortization per the adoption of Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets.

      Operating results in 2002 were negatively impacted by several unusual charges. The group incurred severance and restructuring charges of $13.6 million. The largest of these charges was the establishment of $10.9 million of liabilities for non-cancelable lease payments at abandoned St. Louis facilities, the operations of which have been consolidated into CCP's largest and most modern plant in Bridgeton, Missouri. Charges of $0.5 million were incurred in 2002 related to the movement of equipment and inventory from an abandoned facility, and severance payments of $0.1 million were made to employees impacted by this move. The Maintenance Products Group incurred approximately $0.8 million in consulting fees associated with outsourcing strategies, relating mainly to the Wilen business unit. While plans called for Wilen to continue in a manufacturing capacity, the outsourcing project resulted in improved prices from some new vendors on products that had already been outsourced. The group incurred $0.4 million of severance costs related to various headcount reductions, primarily at the management level of operating divisions. The Maintenance Products Group also incurred $0.5 million associated with transitioning administrative and accounting functions of Wilen and Glit/Microtron to St. Louis, Missouri.

      The Maintenance Products Group recognized impairment charges on certain long-lived assets totaling $20.8 million in 2002. Certain CCP property, plant and equipment, primarily molds and tooling assets, were impaired by $15.3 million, and a customer list intangible was impaired by $3.6 million. The majority of these impairments was associated with assets used in the

CCP Consumer business, and was the result of analyses indicating insufficient future cash flows to cover the carrying values of the assets. It was determined that portions of the carrying values of certain assets would not be recovered by future cash flows over the remaining useful life of the assets. Given the unique nature of molds for specific products, the fair values, if any, are often less than historical cost, resulting in impairments. The Wilen business unit recorded asset impairments of $1.9 million, resulting from management decisions on the future use of certain manufacturing assets in the Atlanta, Georgia facility.

      Operating results in 2001 for the Maintenance Products Group were also negatively impacted by several unusual charges. We recorded an impairment charge of $33.0 million at Wilen as consistently poor operating performance led us to conclude that the carrying values of certain long-lived assets were not recoverable through future cash flows. In addition to the impairment at Wilen, an additional $3.1 million of impairment charges were taken, related primarily to management decisions regarding the discontinuance of certain property, plant and equipment. Additional items that negatively impacted operating results during 2001 include severance and restructuring charges of $3.5 million, primarily at CCP and Wilen.

      Total assets for the group decreased primarily as a result of the impairments noted above, and due to the fact that depreciation expense exceeded capital expenditures for the group.

Electrical Products Group

      The Electrical Products Group had a positive year in 2002, driven primarily by improved sales volume over 2001, and secondarily, by higher margins over the prior year. In addition, during 2002 a major restructuring occurred at the Woods business. After significant study and research into different sourcing alternatives, we decided that Woods would source all of its products from Asia. In December 2002, Woods shut down all U.S. manufacturing facilities, which were in suburban Indianapolis and in southern Indiana. As a result of these plant closures, 361 employees were terminated. The following charges were recorded related to the shut down: severance and other closure costs of $2.4 million, asset impairments of $0.4 million, and write-off of excess raw material inventory on hand at the time of the shut down of $0.9 million.

Net sales

      The Electrical Products Group's sales increased from $130.9 million in 2001 to $144.2 million in 2002, an increase of 10%. Higher sales volumes to the two largest customers of Woods, both national mass market retailers, drove the sales increase. Sales to these two customers combined were up $13.2 million, or 21%, from 2001. Higher volumes of direct import merchandise, which are shipped directly from our suppliers to our customers, such as extension cords and power strips, drove the higher sales to one of these customers. The strong relationships with these large customers have provided a solid foundation for growth in the Woods business. Woods Canada also experienced a significant sales increase to its largest customer, also a large mass market retailer, to whom sales were higher by 21%.

Operating income (loss)

      The group's operating income increased from ($0.2) million in 2001 to $2.9 million in 2002. Operating income was reduced by costs for severance, restructuring and related costs, and asset impairments, which are discussed further below. Excluding these costs, operating income increased from $3.0 million in 2001 to $8.5 million in 2002, an increase of 183%. Higher sales volumes aided in maintaining margins, and ongoing cost control has allowed Woods and Woods Canada to reduce product and variable costs. During 2002, Woods incurred a loss of $0.9 million related to the write-off of obsolete raw material and packaging inventory on hand which could not be utilized following the shutdown of the U.S. manufacturing facilities (see next paragraph). Significant factors impacting 2001 results include lower of cost or market inventory valuation adjustments totaling $4.3 million, the largest of which related to the exit of certain licensed branded product lines by Woods in the first quarter of 2001. Woods had entered into several proprietary licensed branding agreements with several companies well known in the electronics and computer industries, but efforts to market the products proved unsuccessful. Woods also incurred a litigation loss reserve of $0.5 million. Woods also wrote off a related $0.1 million amount of prepaid maintenance related to software licenses (see next paragraph). Selling, general and administrative (SG&A) expenses were negatively impacted in 2002 versus 2001, as a result of the existence in 2001 of amortization of negative goodwill (an income item) of $1.7 million.

      Operating results in 2002 were negatively impacted by a number of restructuring-related charges. The Electrical Products Group incurred consulting fees of $2.8 million associated with product outsourcing strategies. In December 2002, as mentioned above, Woods incurred charges related to the shut down of all U.S. manufacturing operations of $2.4 million for severance and other exit costs, and $0.4 million of impaired assets that were not be utilized following the shut down of Woods' facilities. The group also incurred several unusual charges in 2001. Woods incurred $1.5 million of severance and other exit costs in early 2001 associated with the closure of several satellite manufacturing facilities in southern Indiana. Asset impairments of $0.7 million were recorded, related primarily to previously capitalized software licenses that were not being used.

Other

      Sales from other operations decreased by $3.4 million, or 74%, as a result of the SESCO waste-to-energy facility operation being turned over to a third party in April 2002, compared to a full year's sales in 2001. Operating income from other operations in 2002 was driven by an unusual charge of $6.0 million, relating to an obligation created by Katy to the third party who took over daily operation of the SESCO facility. Amounts will be paid in roughly equal installments through 2007. See Note 9 to the Consolidated Financial Statements for Katy in Part II, Item 8, for a discussion of the SESCO partnership transaction. Operating income in 2001 was impacted primarily by the $9.8 million impairment of all of the long-lived assets of the SESCO operation. The assets were written down in anticipation of a cash flow-negative transaction that would be necessary for Katy to exit the SESCO business.

Discontinued Operations

      Hamilton generated $1.5 million of operating income in 2002 (prior to its sale on October 31, 2002), versus operating income of $3.5 million in 2001. Hamilton's business was affected by general economic conditions and lower capital spending within the markets Hamilton serves. A gain of $3.3 million (net of tax) was recognized in the fourth quarter of 2002 as a result of the Hamilton sale. GC/Waldom incurred a $6.3 million operating loss in 2002, versus a $2.5 million operating loss in 2001. Nearly the entire operating loss of GC/Waldom in 2002 is the result of asset valuation adjustments in anticipation of a sale of the business unit in early 2003. Duckback generated operating income of $2.8 million in 2002 versus $1.9 million in 2001.

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

      Total assets at corporate decreased due to two primary items. Cash was lower by $3.0 million due to more efficient management of borrowed funds at the end of 2002 versus 2001 and net deferred tax assets were lower by $10.5 million as a result of an additional valuation allowance provided in 2002.

      Interest was lower by $3.6 million, or 25%, in 2002 compared to 2001, primarily due to significant reductions in outstanding debt balances due to 1) the infusion of equity capital with the Recapitalization on June 28, 2001, and
2) reductions in debt as a result of working capital reductions in the last half of 2001. Our effective tax rate in 2002 was (17%), indicating that a $7.5 million tax provision was recorded on a $44.0 million pretax loss from continuing operations. A net tax provision was recorded on the loss rather than a net tax benefit because we determined that a greater valuation allowance was required on our net deferred tax asset position. The effective tax rate in 2001, while resulting in book benefit on a pretax book loss, was only 25%, due to a significant increase in valuation allowances on net operating loss deferred tax assets. See "Deferred Income Taxes" in "Critical Accounting Policies" and Note 16 to the Consolidated Financial Statements in Part II, Item 8, for further discussion of income tax accounting. In 2002, we also recorded a $2.5 million transitional goodwill impairment, net of tax, as a result of the adoption of SFAS No. 142, which is shown on the Consolidated Statements of Operations as a cumulative effect of a change in accounting principle. See Note 4 to the Consolidated Financial Statements in Part II, Item 8 for a further discussion of goodwill impairments.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's liquidity was further improved in 2003, with overall debt (including the preferred interest in a subsidiary) decreasing by $22.2 million from $61.9 million at the end of 2002 to $39.7 million at the end of 2003. Cash increased by $1.9 million from $4.8 million at the end of 2002 to $6.7 million at the end of 2003. During 2003, we accomplished the following:

      o In February 2003, we entered into a new credit agreement, agented by Fleet Capital (Fleet Credit Agreement), which replaced the credit agreement entered into at the time of the Recapitalization in June of 2001 (Deutsche Bank Credit Agreement). The Fleet Credit Agreement provides for $110 million of borrowing capacity, including $20 million of term debt and $90 million of revolving debt, with a syndicate of banks, all of whom had participated in the Deutsche Bank Credit Agreement. The Fleet Credit Agreement is an asset-based lending agreement which expires on January 31, 2008.

      o We were able to redeem at a 40% discount the remaining preferred interest that the former owner of a subsidiary had held. This balance sheet liability, which had a carrying value of $16.4 million at December 31, 2002, was redeemed for $9.8 million in February 2003. The gain on this redemption was added to stockholders' equity, and had a favorable impact on earnings per share. This redemption resulted in a reduction of preferred cash distributions by approximately $1.3 million annually, which had accrued at an annual rate of 8%. After giving effect to the interest cost incurred by the Company to fund the redemption, the net decrease in financing cost for the Company is approximately $1.0 million annually.

      o We generated operating cash flow of $8.0 million, despite $14.2 million of payments to satisfy severance, restructuring and related liabilities.

      o We incurred capital expenditures from continuing operations of $13.3 million, including $5.5 million for restructuring initiatives.

      o We sold the GC/Waldom and Duckback businesses for net proceeds of $7.4 million and $16.2 million, respectively, and we used those proceeds to repay outstanding debt.

      o Total debt was 27.9% of total capitalization at December 31, 2003 versus 30.8% at December 31, 2002.

      While our net loss in 2003 was $9.4 million, it included many significant non-cash events such as depreciation and amortization ($22.0 million), impairments of long-lived assets ($11.9 million), the write-down of our equity investment in Sahlman ($5.5 million), and the write-off and amortization of capitalized debt costs ($3.0 million). We used $9.8 million in cash related to operating assets and liabilities; however, excluding $14.2 million of payments related to severance, restructuring and related liabilities, operating assets and liabilities provided cash of $4.4 million. By the end of 2003, we were turning our inventory at 5.6 times per year versus 5.5 times per year in 2002.

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

        (Thousands of Dollars)
        Sources:
        Term loan borrowings under the Fleet Credit Agreement                        $20,000
        Revolving loan borrowings under the Fleet Credit Agreement                    43,743
                                                                                     -------
                                                                                     $63,743
                                                                                     =======

        Uses:

        Payment of interest and principal under the Deutsche Bank Credit Agreement   $52,895
        Purchase of outstanding preferred interest of a subsidiary at a discount       9,840
        Payment of accrued distributions on outstanding preferred interest of a
        subsidiary                                                                       122
        Certain costs associated with the Fleet Credit Agreement                         886
                                                                                     -------
                                                                                     $63,743
                                                                                     =======

      Under the Fleet Credit Agreement, the term loan originally had a final maturity date of February 3, 2008 and quarterly repayments of $0.7 million, three of which were made on April 1, July 1 and October 1, 2003, respectively. However, the net proceeds received from the GC/Waldom and Duckback sales (see above), were used to prepay the term loan, which is now scheduled to be repaid in its entirety by early 2005. The revolving credit facility has an expiration date of January 31, 2008. Unused borrowing availability on the revolving credit facility was $16.3 million at February 27, 2004.

      Our borrowing base under the Fleet Credit Agreement is reduced by the outstanding amount of standby and commercial letters of credit. Vendors, financial institutions and other parties with whom we conduct business may require letters of credit in the future that either 1) do not exist today or 2) would be at higher amounts than those that exist today. Currently, our largest letters of credit relate to our casualty insurance programs. At December 31, 2003, total outstanding letters of credit were $9.1 million.

      All extensions of credit under the Fleet Credit Agreement are collateralized by a first priority perfected security interest in and lien upon the capital stock of each material domestic subsidiary (65% of the capital stock of each material foreign subsidiary), and all present and future assets and properties of Katy. Customary financial covenants and restrictions apply under the Fleet Credit Agreement. Until June 30, 2003, interest accrued on revolving borrowings at 225 basis points over applicable LIBOR rates, and at 250 basis points over LIBOR for term borrowings. Subsequent to June 30, 2003 and in accordance with the Fleet Credit Agreement, Katy's margins dropped an additional 25 basis points from the pre-June 30 levels on both the revolving credit facility and the term loan based on the achievement of a financial covenant target. During October 2003, also in accordance with the Fleet Credit Agreement, margins on the term borrowings dropped an additional 25 basis points a the balance of the term loan was reduced below $10.0 million as a result of the application of the proceeds from the Duckback sale. Interest accrues at higher margins on prime rates for swing loans, the amounts of which were nominal at December 31, 2003.

      Katy incurred $1.6 million in debt issuance costs in 2003 associated with the Fleet Credit Agreement. Additionally, at the time of the inception of the Fleet Credit Agreement, Katy had approximately $5.6 million of unamortized debt issuance costs associated with the Deutsche Bank Credit Agreement. Based on the pro rata reduction in borrowing capacity from the Deutsche Bank Credit Agreement to the Fleet Credit Agreement and in the connection with the sale of assets (primarily the GC/Waldom and Duckback businesses), Katy charged to expense $1.8 million of previously unamortized debt issuance costs. The remainder of the previously capitalized costs, along with the capitalized costs from the Fleet Credit Agreement is being amortized over the life of the Fleet Credit Agreement through January 2008.

      The revolving credit facility under the Fleet Credit Agreement requires lockbox agreements which provide for all receipts to be swept daily to reduce borrowings outstanding. These agreements, combined with the existence of a material adverse effect (MAE) clause in the Fleet Credit Agreement, causes the revolving credit facility to be classified as a current liability, per guidance in the Emerging Issues Task Force (EITF) Issue No. 95-22, Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement. However, the Company does not expect to repay, or be required to repay, within one year, the balance of the revolving credit facility classified as a current liability. The MAE clause, which is a fairly typical requirement in commercial credit agreements, allows the lender to require the loan to become due if it determines there has been a material adverse effect on our operations, business, properties, assets, liabilities, condition or prospects. The classification of the revolving credit facility as a current liability is a result only of the combination of the two aforementioned factors: the lockbox agreements and the MAE clause. The revolving credit facility does not expire or have a maturity date within one year, but rather has a final expiration date of January 31, 2008. Also, we were in compliance with the applicable financial covenants at December 31, 2003. The lender had not notified us of any indication of a MAE at December 31, 2003, and we were not in default of any provision of the Fleet Credit Agreement at December 31, 2003.

      The Fleet Credit Agreement, and the additional borrowing ability on revolving credit obtained by incurring new term debt, results in three important benefits related to the long-term strategy of Katy: 1) allowed us to redeem early at a discount a preferred interest obligation of a subsidiary, 2) provides borrowing power to invest in capital expenditures key to our strategic direction, and 3) provides working capital flexibility to build inventory when necessary to accommodate lower cost outsourced finished goods inventory. We believe that our operations and the Fleet Credit Agreement provide sufficient liquidity for our operations going forward.

      Funding for capital expenditures and working capital needs is expected to be accomplished through the use of available borrowings under the Fleet Credit Agreement. Anticipated capital expenditures are expected to be slightly higher in 2004 than in 2003, mainly due to additional investments planned for the development of new products. Restructuring and consolidation activities are important to reducing our cost structure to a competitive level.

      We have a number of obligations and commitments, which are listed on the schedule later in this section entitled "Contractual Obligations and Commercial Commitments." We have considered all of these obligations and commitments in structuring our capital resources to ensure that they can be met. See the notes accompanying the table in that section for further discussions of those items.

      We are continually evaluating alternatives relating to divestitures of certain of our businesses. Divestitures present opportunities to de-leverage our financial position and free up cash for further investments in core activities. In addition to the sale of the GC/Waldom and Duckback businesses in 2003 for aggregate proceeds of $23.6 million (see above), we have sold additional assets in 2003 (primarily excess real estate) for proceeds of $2.8 million. The largest of these was the February 3, 2003 sale of the Woods manufacturing facility in Moorseville, Indiana. Gross proceeds were $1.9 million, of which $0.7 million was used to repay a mortgage loan payable on the property. The remainder of the proceeds reduced our debt obligations.

OFF-BALANCE SHEET ARRANGEMENTS

      See Note 9 to the Consolidated Financial Statements in Part II, Item 8 for a discussion of SESCO.

CONTRACTUAL OBLIGATIONS

      We also enter into operating lease agreements in the ordinary course of business, and many of our facilities are leased. Contractual obligations associated with these leases are listed in the table under the following section entitled "Contractual Obligations and Commercial Obligations."

Contractual Obligations and Commercial Obligations

      Katy's obligations are summarized below:
      (In thousands of dollars)

                                                  Due in less     Due in        Due in       Due after
Contractual Cash Obligations           Total      than 1 year    1-3 years     4-5 years      5 years
----------------------------           -----      -----------    ---------     ---------      -------
Revolving credit facility [d]         $36,000       $    --       $    --       $36,000       $    --
Term loans                              3,663         2,857           806            --            --
Operating leases [c]                   33,892         9,412        13,734         8,877         1,869
Severance and restructuring [c]         4,213         2,499         1,293           215           206
SESCO payable to Montenay [b]           4,800         1,000         2,050         1,750            --
                                      -------       -------       -------       -------       -------
Total Contractual Obligations         $82,568       $15,768       $17,883       $46,842       $ 2,075
                                      =======       =======       =======       =======       =======
                                                  Due in less     Due in        Due in       Due after
Other Commercial Commitments           Total      than 1 year    1-3 years     4-5 years      5 years
----------------------------           -----      -----------    ---------     ---------      -------
Commercial letters of credit          $   749       $   749       $    --       $    --       $    --
Stand-by letters of credit              8,379         8,379            --            --            --
Guarantees [a]                         30,435         6,765        23,670            --            --
                                      -------       -------       -------       -------       -------
Total Commercial Commitments          $39,563       $15,893       $23,670       $    --       $    --
                                      =======       =======       =======       =======       =======

[a] As discussed in Note 9 to the Consolidated Financial Statements in Part II,
Item 8, SESCO, an indirect wholly-owned subsidiary of Katy, is party to a partnership that operates a waste-to-energy facility, and has certain contractual obligations, for which Katy provides certain guarantees. If the partnership is not able to perform its obligations under the contracts, under certain circumstances SESCO and Katy could be subject to damages equal to the amount of Industrial Revenue Bonds outstanding (which financed construction of the facility) less amounts held by the partnership in debt service reserve funds. Katy and SESCO do not anticipate non-performance by parties to the contracts.

[b] Amount owed to Montenay as a result of the SESCO partnership, discussed in
Note 9 to the Consolidated Financial Statements. $1.0 million of this obligation is classified in the Consolidated Balance Sheets as an Accrued Expense in Current Liabilities, while the remainder is included in Other Liabilities, recorded on a discounted basis.

[c] These obligations represent liabilities associated with restructuring activities, other than liabilities for non-cancelable lease rentals. Future non-cancelable lease rentals are included in the line entitled "Operating leases." The Consolidated Balance Sheet at December 31, 2003, includes $6.9 million in discounted liabilities associated with non-cancelable operating lease rentals, net of estimated sub-lease revenues, related to facilities that have been abandoned as a result of restructuring and consolidation activities.

[d] As discussed in the Liquidity and Capital Resources section above, the entire revolving credit facility under the Fleet Credit Agreement is classified as a current liability on the Consolidated Statements of Financial Position as a result of the combination in the Fleet Credit Agreement of 1) lockbox agreements on Katy's depository bank accounts and 2) a subjective Material Adverse Effect
(MAE) clause.

OTHER ITEMS

Effect of Transactions with Related and Certain Other Parties

      In connection with the Contico International, L.L.C. (now CCP) acquisition on January 8, 1999, we entered into building lease agreements with Newcastle Industries, Inc. (Newcastle). Lester Miller, the former owner of CCP, and a Katy director from 1999 to 2000, is the majority owner of Newcastle. Since the acquisition of CCP, several additional properties utilized by CCP are leased directly from Lester Miller. Rental expense for these properties approximates historical market rates. Related party rental expense for the years ended December 31, 2003, 2002, and 2001 was approximately $0.5 million, $0.8 million, and $1.5 million, respectively.

      We paid Newcastle $0.1 million, $1.3 million and $2.0 million of preferred distributions for each of the years ended December 31, 2003, 2002 and 2001, respectively, on the preferred units of CCP held by Newcastle. The decreases in distributions were due to the early redemptions (at a discount) of the preferred interest at the time of the Recapitalization in June 2001 and in February 2003 (which was the remainder of the preferred interest). As a result, we do not owe any further distributions.

      Kohlberg & Co., L.L.C., an affiliate of Kohlberg Investors IV, L.P., whose affiliate holds all 925,750 shares of our Convertible Preferred Stock, provides ongoing management oversight and advisory services to Katy. We paid $0.5 million, $0.5 million and $0.3 million for such services in 2003, 2002 and 2001, respectively. We expect to pay $0.5 million annually in future years.

SEVERANCE, RESTRUCTURING AND RELATED CHARGES

      See Note 21 to the Consolidated Financial Statements in Part II, Item 8 for a discussion of severance, restructuring and related charges.

OUTLOOK FOR 2004

      We anticipate only a modest improvement in 2004 from the general economic conditions and business environment that existed in 2003. However, we have seen recent improvement in the restaurant, travel and hotel markets to which we sell products. We have seen continued strong sales performance from the Woods and Woods Canada retail electrical corded products business, but we do not expect to see the same level of year-over-year top line growth from those businesses in 2004 as we experienced in 2003. We have a significant concentration of customers in the mass-market retail, discount and do-it-yourself market channels. Our ability to maintain and increase our sales levels depends in part on our ability to retain and improve relationships with these customers. In addition, we face uncertainty with respect to the replacement of NOMA(R)-branded sales as Woods Canada has lost the right to use the NOMA(R) trademark, effective mid-2004. We also face the continuing challenge of recovering or offsetting cost increases for raw materials.

      Gross margins have been improving and are expected to continue to improve in 2004 as we realize the benefits of various profit-enhancing strategies implemented since the Recapitalization. These strategies include sourcing previously manufactured products, as well as locating new sources for products already sourced outside of our facilities. We have significantly reduced headcount, and continue to examine issues related to excess facilities. Cost of goods sold is subject to variability in the prices for certain raw materials, most significantly thermoplastic resins used in the manufacture of plastic products for the Jan/San and consumer plastic businesses. Prices of plastic resins, such as polyethylene and polypropylene, increased steadily from the latter half of 2002 through the middle of 2003, then fell slightly in the second half of the year, and have increased again during the early months of 2004. Management has observed that the prices of plastic resins are driven to an extent by prices for crude oil and natural gas, in addition to other factors specific to the supply and demand of the resins themselves. We cannot predict the direction resin prices will take during 2004 and beyond. We are also exposed to price changes for copper (a primary material in many of the products sold by Woods and Woods Canada), aluminum and steel (primary materials in production of truck boxes), corrugated packaging material and other raw materials. Prices for copper, aluminum and steel all have increased in recent months. We have not employed an active hedging program related to our commodity price risk, but are employing other strategies for managing this risk, including contracting for a certain percentage of resin needs through supply agreements and opportunistic spot purchases. In a climate of rising raw material costs, we experience difficulty in raising prices to shift these higher costs to our customers.

      Depreciation expense was higher during 2003 as a result of the reduction in depreciable lives for certain CCP manufacturing assets, specifically molds and tooling equipment used in the manufacture of plastic products, from seven to five years, effective January 1, 2003. This change in estimate was made following significant impairments to these types of assets recorded during 2002. The amount of incremental depreciation expense during 2003 as a result of this reduction in depreciable lives was $5.4 million. However, many of these assets became fully depreciated during 2003 since the CCP acquisition occurred in early 1999. Therefore, depreciation expense related to these assets is expected to reduce again in 2004 and subsequent years. Our total depreciation expense in 2004 and subsequent years will also depend on changes in the level of depreciable assets.

      Selling, general and administrative expenses have remained stable and are expected to continue to remain stable as a percentage of sales from 2003 levels. Cost reduction efforts are ongoing throughout the Company. Our corporate office was relocated in 2001 and we expect to maintain modest headcount and rental costs for that office. We have completed the process of transferring most back-office functions of our Wilen (mops, brooms and brushes) and Glit/Microtron (abrasives) businesses from Georgia to Bridgeton, Missouri, the headquarters of CCP. We are nearly complete with the process of transferring most back-office functions of our Disco (filters and miscellaneous food service items) business in McDonough, Georgia to St. Louis, Missouri. We will continue to evaluate the possibility of further consolidation of administrative processes at our subsidiaries.

      We have announced or committed to several restructuring plans involving our operations. During 2002 and 2003, we announced plans to consolidate the Warson Road and Earth City facilities as well as a portion of the Hazelwood facility into the Bridgeton facility. All of these facilities are located in the St. Louis, Missouri area. The moves from the Warson Road, Hazelwood and Earth City facilities are now complete. Hazelwood will continue to operate on a satellite basis. Certain molding machines have been and will continue to be transferred to the Bridgeton facility and excess machinery will be sold. The significant charges recorded during 2002 and 2003 related to these facilities were mainly to accrue non-cancelable lease payments for these facilities (i.e., non-incremental cash). We expect the Jan/San and consumer plastics business units to continue to benefit from lower overhead costs in 2004 as a result of these consolidations. Further facility consolidations with respect to the CCP operations are under review.

      In December 2003, we closed the Woods Canada manufacturing facility in Toronto, necessitated by our decision to fully outsource its products to lower cost sources. Prior to the plant closure, Woods Canada already sourced a portion of its finished goods from vendors. While outsourcing of the Woods Canada products is a cost-saving measure, Woods Canada expects to maintain higher inventory levels, especially through mid-2004, as a result of this move.

      We have committed to other restructuring alternatives as well, most of which center around consolidation of operations into fewer facilities. Certain of these projects will require additional levels of cash for both capital expenditures and moving and relocation costs. Capital expenditures, severance, restructuring and related costs, and potential asset impairments related to these initiatives are expected to be approximately $4 million to $6 million during 2004.

      We continue to pursue a strategy within the Maintenance Products Group to simplify our business transactions and improve our customer relationships. We have centralized customer service functions for the Continental (Jan/San), Glit/Microtron, Wilen and Disco business units allowing customers to order products from any CCP division on one purchase order. We expect to include the Loren and CCP Canada business units as part of this shared services model during 2004. We believe that operating these businesses as a cohesive unit will improve customer service because our customers' purchasing processes will be simplified, as will follow up on order status, billing, collection and other related functions. We expect that these steps will increase customer loyalty and help in attracting new customers and increasing top line sales in future years.

      Our integration cost reduction efforts, integration of back office functions and simplifications of our business transactions are all dependent on executing a system integration plan. This plan involves the migration of data across information technology platforms and implementation of new software and hardware. The domestic systems integration plan was substantially completed in October 2003, while the international systems integration plan will be completed by the end of 2004.

      We expect interest rates in 2004 to be slightly higher than 2003; however, we cannot predict the future levels of interest rates. In addition, after June 30, 2003, interest rate margins on our Fleet Credit Agreement borrowings are determined on a pricing matrix which factors operating performance into the pricing grid. Margins dropped an additional 25 basis points as our operating performance resulted in us obtaining the more favorable pricing for our borrowings. During October 2003, in accordance with The Fleet Credit Agreement, margins on the term loan dropped an additional 25 basis points as the balance of the term loan was reduced below $10.0 million as a result of the application of proceeds from the Duckback sale.

      Given our history of operating losses, along with guidance provided by the accounting literature covering accounting for income taxes, we were unable to conclude it is more likely than not that we will be able to generate future taxable income sufficient to realize the benefits of deferred tax assets carried on our books. Therefore, a full valuation allowance on the net deferred tax asset position was recorded at December 31, 2003 and December 31, 2002, and we do not expect to record the benefit of any deferred tax assets that may be generated in 2004. We will continue to record current expense associated with foreign and state income taxes.

      We are continually evaluating alternatives that relate to divestitures of non-core businesses. Divestitures present opportunities to de-leverage our financial position and free up cash for further investments in core activities. On March 6, 2003, we announced that we were exploring the sale of the Woods and Woods Canada businesses. However, on July 31, 2003, we announced that we decided not to pursue a sale of these businesses at that time. On April 2, 2003, we announced the sale of GC/Waldom with net proceeds of $7.4 million, resulting in a loss of ($0.2) million on the sale. On September 16, 2003, we announced the sale of Duckback for net proceeds of $16.2 million, resulting in a gain of $7.6 million, net of tax.

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995

      This report and the information incorporated by reference in this report contain various "forward-looking statements" as defined in Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act of 1934, as amended. The forward-looking statements are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. We have based these forward-looking statements on current expectations and projections about future events and trends affecting the financial condition of our business. These forward-looking statements are subject to risks and uncertainties that may lead to results that differ materially from those expressed in any forward-looking statement made by us or on our behalf, including, among other things:

      - Increases in the cost of, or in some cases continuation of, the current price levels of plastic resins, copper, paper board packaging, and other raw materials.

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

      - The potential impact of changes in foreign currency exchange rates related to our foreign operations.

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

      - Our inability to replace lost sales due the loss of the NOMA(R)-branded products at Woods Canada.

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

      Stock-based Compensation - The Company follows the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, regarding accounting for stock options and other stock awards. APB Opinion No. 25 dictates a measurement date concept in the determination of compensation expense related to stock awards including stock options, restricted stock, and stock appreciation rights. Katy's outstanding stock options all have established measurement dates and therefore, fixed plan accounting is applied, generally resulting in no compensation expense for stock option awards. However, the Company has issued stock appreciation rights, stock awards and restricted stock awards which are accounted for as variable stock compensation awards and compensation expense has been recorded for these awards. Compensation expense for stock awards and stock appreciation rights is recorded in selling, general and administrative expenses in the Consolidated Statements of Operations.

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

      Inventories - We value our inventory at the lower of the actual cost to purchase and/or manufacture the inventory or the current estimated market value of the inventory. We regularly review inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on our estimated forecast of product demand and production requirements for the next twelve months. Our accounting policies state that operating divisions are to identify, at a minimum, those inventory items that are in excess of either one year's historical or one year's forecasted usage, and to use business judgment in determining which is the more appropriate metric. Those inventory items must then be evaluated on a lower of cost or market basis for realizability. A significant increase in the demand for our products could result in a short-term increase in the cost of inventory purchases while a significant decrease in demand could result in an increase in the amount of excess inventory quantities on hand. Additionally, our estimates of future product demand may prove to be inaccurate, in which case we may have understated or overstated the provision required for excess and obsolete inventory. In the future, if our inventory is determined to be overvalued, we would be required to recognize such costs in our cost of goods sold at the time of such determination. Therefore, although we make every effort to ensure the accuracy of our forecasts of future product demand, any significant unanticipated changes in demand or product developments could have a significant impact on the value of our inventory and our reported operating results. Our reserves for excess and obsolete inventory were $5.6 million and $5.7 million, respectively, as of December 31, 2003 and December 31, 2002.

      Impairments of Long-Lived Assets - We regularly review our long-lived assets for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. For assets that are to be held and used, this is done by comparing undiscounted future cash flows associated with the asset (or asset group) and determining if the carrying value of the asset (asset group) will be recovered by those cash flows over the remaining useful life of the asset (or of the primary asset of an asset group). If the future undiscounted cash flows indicate that the carrying value of the asset (asset group) will not be recovered, then the asset is marked to fair value. We monitor our operations to look for triggering events that may cause us to perform an impairment analysis. These events include, among others, loss of product lines, poor operating performance and abandonment of facilities. We determine the lowest level at which cash flows are separately identifiable to perform the future cash flows tests, and apply the results to the assets related to those separately identifiable cash flows. In some cases, this may be at the individual asset level, but in other cases, it is more appropriate to perform this testing at a business unit level (especially when poor operating performance was the triggering event). For assets that are to be disposed of by sale or by a means other than by sale, the identified asset (or disposal group if a group of assets or entire business unit) is marked to fair value less costs to sell. In the case of the planned sale of a business unit, SFAS No. 144 indicates that disposal groups should be reported as discontinued operations on the consolidated financial statements if cash flows of the disposal group are separately identifiable. SFAS No. 144 has had an impact on the application of accounting for discontinued operations, making it in general much easier to classify a business unit (disposal group) held for sale as a discontinued operation. The rules covering discontinued operations prior to SFAS No. 144 generally required that an entire segment of a business be planned for disposal in order to classify it as a discontinued operation. We recorded significant impairments of long-lived assets during 2003, 2002 and 2001 in accordance with SFAS No. 144, which are discussed in Notes 4 and 5 to the Consolidated Financial Statements in
Part II., Item 8. We also recorded amounts as discontinued operations in 2003 (and for all periods presented), which are detailed further in Note 8 to the Consolidated Financial Statements.

      Deferred income taxes - We recognize deferred income tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. Deferred income tax assets also include federal, state and foreign net operating loss carry forwards, primarily due to the significant operating losses incurred during recent years, as well as various tax credits. We regularly review our deferred income tax assets for recoverability taking into consideration historical net income (losses), projected future income (losses) and the expected timing of the reversals of existing temporary differences. We establish a valuation allowance when it is more likely than not that these assets will not be recovered. As of

December 31, 2003, we had a valuation allowance of $46.2 million. During the year ended December 31, 2003, we increased the valuation allowance by $3.4 million primarily to provide a full reserve against our net deferred tax asset position. Given the negative evidence provided by our history of operating losses, and considering guidance provided by SFAS No. 109, Accounting for Income Taxes, we were unable to conclude that it is more likely that not that our deferred tax assets would be recoverable through the generation of future taxable income. We will continue to evaluate our valuation allowance requirements based on future operating results and business acquisitions and dispositions, and we may adjust our deferred tax asset valuation allowance. Such changes in our deferred tax asset valuation allowance will be reflected in current operations through our income tax provision.

      Workers' compensation and product liabilities - We make payments for workers' compensation and product liability claims generally through the use of a third party claims administrator. We have purchased insurance coverage for large claims over our self-insured retention levels. Our workers' compensation and health benefit liabilities are developed using actuarial methods based upon historical data for payment patterns, cost trends, and other relevant factors. In order to consider a range of possible outcomes, we have based our estimates of liabilities in this area on several different sources of loss development factors, including those from the insurance industry, the manufacturing industry, and factors developed in-house. Our general approach is to identify a reasonable, logical conclusion, typically in the middle range of the possible outcomes. While we believe that our liabilities for workers' compensation and product liability claims as of December 31, 2003 are adequate and that the judgment applied is appropriate, such estimated liabilities could differ materially from what will actually transpire in the future.

New Accounting Pronouncements

      In April 2002, the FASB released SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 rescinds and makes technical corrections regarding various topics, including early extinguishments of debt and sale-leaseback transactions. The statement is effective for fiscal years beginning after May 15, 2002. The Company adopted SFAS No. 145 on January 1, 2003. SFAS No. 145 requires certain costs and losses associated with early extinguishments of debt be reported as interest expense as a component of income from continuing operations, whereas the prior accounting guidance provided for classification of these costs and losses as extraordinary items, reported separate on a tax-effected basis after income from continuing operations. The adoption of SFAS No. 145 resulted in the Company reclassifying a $1.2 million write-off of previously capitalized debt costs that occurred during 2001 to interest expense in income from continuing operations during 2001, which had previously been classified as an extraordinary item. During 2003, the Company wrote off $0.7 million of previously capitalized debt costs in connection with the debt refinancing (see Note 10 to the Consolidated Financial Statements in Part II,
Item 8). This write-off is included in interest expense in the Consolidated Statement of Operations.

      In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. Previous accounting guidance was provided by Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring). SFAS No. 146 replaces EITF Issue No. 94-3. The new standard was effective for exit or restructuring activities initiated after December 31, 2002. The Company has complied with the provisions of SFAS No. 146 for all restructuring activities commenced during 2003. See Note 21 for further information on the Company's restructuring activities.

      In November 2002, the FASB issued FASB Interpretation No. (FIN) 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. This interpretation elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. Katy has determined that its disclosures in regards to guarantees are in accordance with FIN 45.

      In January 2003, FIN 46, Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51, was released. The interpretation requires variable interest entities to be consolidated if the equity investment at risk is not sufficient to permit an entity to finance its activities without support from other parties or the equity investors lack certain specified characteristics of a controlling financial interest. The guidelines of the interpretation will become applicable for the Company in its first quarter 2004 financial statements. Katy is reviewing FIN 46 to determine its impact, if any, on future reporting periods, and does not currently anticipate any material accounting or disclosure requirements under the provisions of this interpretation.

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

      In December 2003, the FASB revised SFAS No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits. The revised statement requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The disclosure provisions of the revised statement have been reflected in Note 13 to the Consolidated Financial Statements in Part II,
Item 8.

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

      In December 1996, Banco del Atlantico ("plaintiff"), a bank located in Mexico, filed a lawsuit in Texas against Woods, a subsidiary of Katy, and against certain past and/or then present officers, directors and former owners of Woods (collectively, "defendants"). The plaintiff alleges that the defendants participated in violations of the Racketeer Influenced and Corrupt Organizations Act ("RICO") involving allegedly fraudulently obtained loans from Mexican banks, including the plaintiff, and "money laundering" of the proceeds of the illegal enterprise. In its recently-filed Amended Complaint, the plaintiff also alleges violations of the Indiana RICO and Crime Victims Act. All of the foregoing is alleged to have occurred prior to Katy's purchase of Woods.

      The plaintiff alleges that it made loans to a Mexican corporation controlled by certain past officers and directors of Woods based upon fraudulent representations and guarantees. In addition to its fraud, conspiracy, and RICO claims, the plaintiff seeks recovery upon certain alleged guarantees purportedly executed by Woods Wire Products, Inc., a predecessor company from which Woods purchased certain assets in 1993. The primary legal theories under which the plaintiff seeks to hold Woods liable for its alleged damages are respondeat superior, conspiracy, successor liability, or a combination of the three.

      On March 31, 2003, the Southern District of Texas court ordered that the case be transferred to the Southern District of Indiana on the ground that Indiana has a closer relationship to this case than Texas.

      The case is currently pending in the Southern District of Indiana. The plaintiff filed its Amended Complaint on December 17, 2003. Pursuant to court order, the defendants filed motions to dismiss the Amended Complaint on February 17, 2004. All defendants have moved to dismiss the Amended Complaint and all claims contained within it on grounds of forum non conveniens and comity. All defendants have also moved to dismiss the Indiana RICO and Indiana Crime Victims Act claims as barred by the applicable statutes of limitations. Additionally, Woods and certain other defendants have separately moved to dismiss certain claims of the Amended Complaint pursuant to Federal Rules of Civil Procedure 12(b)(6) and 9(b) for failure to state a claim upon which relief can be granted. The plaintiff's responses to these motions to dismiss have not yet been filed. The parties are currently engaged in discovery, and the trial of the action (assuming any is needed) is scheduled for January 2006.

      The plaintiff is claiming damages in excess of $24 million and is requesting that damages be trebled under Indiana and federal RICO, and/or the Indiana Crime Victims Act. Because defendants' motions to dismiss have not yet been briefed and certain jurisdictional issues have not yet been fully adjudicated, it is not possible at this time for the Company to reasonably determine an outcome or accurately estimate the range of potential exposure. Katy may have recourse against the former owner of Woods and others for, among other things, violations of covenants, representations and warranties under the purchase agreement through which Katy acquired Woods, and under state, federal and common law. Woods may also have indemnity claims against the former officers and directors. In addition, there is a dispute with the former owners of Woods regarding the final disposition of amounts withheld from the purchase price, which may be subject to further adjustment as a result of the claims by the plaintiff. The extent or limit of any such adjustment cannot be predicted at this time. An adverse judgment in this matter could have a material impact on the Company's results of operations, liquidity and financial position if the Company were not able to exercise recourse against the former owner of Woods.

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

      Since 1998, Woods Canada has used the NOMA(R) trademark in Canada under the terms of a license with Gentek Inc. (Gentek). In October 2002, Gentek filed a petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. In July 2003, as part of the bankruptcy proceedings, Gentek filed a motion to reject this trademark license agreement. On November 5, 2003, Gentek's motion was granted by the U.S. Bankruptcy Court. As a result, the trademark license agreement is no longer in effect. Woods Canada will use the NOMA(R) trademark through mid-2004 and, thereafter, will lose the right to brand certain of its product with the NOMA(R) trademark. Approximately 50% of Woods Canada's sales are of NOMA(R) - branded products. Woods Canada will seek to replace those sales with sales of other products and will continue to act as a supplier for the new licensee of the NOMA(R) trademark. However, there is no guarantee that Woods Canada will be able to replace the lost sales of NOMA(R) - branded products.

      Although we believe that these actions individually and in the aggregate are not likely to have a material adverse effect on the Company, further costs could be significant and will be recorded as a charge to operations when such costs become probable and reasonably estimable.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

      Our exposure to market risk associated with changes in interest rates relates primarily to our debt obligations. We currently do not use derivative financial instruments relating to this exposure. Our interest obligations on outstanding debt at December 31, 2003 were indexed from short-term LIBOR (London Inter-bank Offered Rates). We do not believe our exposures to interest rate risks are material to our financial position or results of operations.

      The following table presents as of December 31, 2003, our financial instruments, rates of interest and indications of fair value:

                             Expected Maturity Dates
                             (Thousands of Dollars)

ASSETS
                                  2004        2005          2006       2007        2008       Thereafter       Total      Fair Value
                                 -------     -------      -------     -------     -------     ----------     -------      ----------
Temporary cash investments
       Fixed rate                $    --     $    --      $    --     $    --     $    --     $       --     $    --      $       --
       Average interest rate          --          --           --          --          --             --          --              --

INDEBTEDNESS

Fixed rate debt                  $    --     $    --      $    --     $    --     $    --     $       --     $    --      $       --
       Average interest rate          --          --           --          --          --             --          --              --
Variable interest rate           $ 2,857     $   806      $    --     $    --     $36,000     $       --     $39,663      $   39,663
       Average interest rate        3.51%       3.51%          --          --        3.25%            --        3.27%             --

Foreign Exchange Risk

      We are exposed to fluctuations in the Euro, British pound, Canadian dollar and Chinese Yuan Renminbi. Some of our subsidiaries make significant U.S. dollar purchases from Asian suppliers, particularly in China. An adverse change in foreign currency exchange rates of Asian countries could result in an increase in the cost of purchases. We do not currently hedge foreign currency transaction or translation exposures. Our net investment in foreign subsidiaries translated into U.S. dollars at December 31, 2003 is $36.3 million. Our net investment in foreign subsidiaries resulting from a 10% adverse change in foreign currency exchange rates would amount to $3.6 million at December 31, 2003.

Commodity Price Risk

      We have not employed an active hedging program related to our commodity price risk, but are employing other strategies for managing this risk, including contracting for a certain percentage of resin needs through supply agreements and opportunistic spot purchases.

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

/S/ C. Michael Jacobi                     /S/ Amir Rosenthal
--------------------------------          ----------------------------------
C. Michael Jacobi                         Amir Rosenthal
President and Chief Executive Officer     Vice President, Chief Financial
                                          Officer, General Counsel and Secretary

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of Katy Industries, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity and cash flows, present fairly, in all material respects, the financial position of Katy Industries, Inc. and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

/S/PricewaterhouseCoopers LLP

St. Louis, Missouri
March 25, 2004

                     KATY INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 2003 and 2002
                             (Amounts in Thousands)

                                     ASSETS

                                                                                2003             2002
                                                                              ---------        ---------
CURRENT ASSETS:

      Cash and cash equivalents                                               $   6,748        $   4,842
      Trade accounts receivable, net of allowances of $3,029 and $2,771          65,197           58,463
      Inventories                                                                53,545           56,806
      Other current assets                                                        1,658            1,775
      Current assets of discontinued operations                                      --            7,748
                                                                              ---------        ---------

         Total current assets                                                   127,148          129,634
                                                                              ---------        ---------


OTHER ASSETS:

      Goodwill                                                                   10,215           10,543
      Intangibles, net                                                           22,399           25,536
      Equity method investment in unconsolidated affiliate                        1,617            7,306
      Other                                                                       8,735           12,295
      Non-current assets of discontinued operations                                  --            4,069
                                                                              ---------        ---------

         Total other assets                                                      42,966           59,749
                                                                              ---------        ---------


PROPERTY AND EQUIPMENT
      Land and improvements                                                       3,196            3,180
      Buildings and improvements                                                 17,198           14,707
      Machinery and equipment                                                   129,240          141,013
                                                                              ---------        ---------

                                                                                149,634          158,900
      Less - Accumulated depreciation                                           (78,040)         (72,306)
                                                                              ---------        ---------

         Net property and equipment                                              71,594           86,594
                                                                              ---------        ---------

         Total assets                                                         $ 241,708        $ 275,977
                                                                              =========        =========

See Notes to Consolidated Financial Statements.

                     KATY INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 2003 and 2002
                    (Amounts in Thousands, except Share Data)


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                            2003             2002
                                                                                          ---------        ---------
CURRENT LIABILITIES:

      Accounts payable                                                                    $  37,259        $  36,765
      Accrued compensation                                                                    6,212            7,131
      Accrued expenses                                                                       40,238           47,569
      Current maturities, long-term debt                                                      2,857              700
      Revolving credit agreement                                                             36,000           44,751
      Current liabilities of discontinued operations                                             --            2,963
                                                                                          ---------        ---------

          Total current liabilities                                                         122,566          139,879
                                                                                          ---------        ---------

LONG-TERM DEBT, less current maturities                                                         806               --

OTHER LIABILITIES                                                                            16,044           17,526
                                                                                          ---------        ---------

          Total liabilities                                                                 139,416          157,405
                                                                                          ---------        ---------

COMMITMENTS AND CONTINGENCIES (Notes 20 and 23)                                                  --               --
                                                                                          ---------        ---------

PREFERRED INTEREST OF SUBSIDIARY                                                                 --           16,400
                                                                                          ---------        ---------

STOCKHOLDERS' EQUITY
      15% Convertible preferred stock, $100 par value, authorized
           1,200,000 shares, issued and outstanding 925,750 shares and 805,000
          shares, respectively, liquidation value $98,396 and $85,595, respectively          93,507           80,696
      Common stock, $1 par value; authorized 35,000,000 shares;
          issued 9,822,204 shares                                                             9,822            9,822
      Additional paid-in capital                                                             40,441           46,701
      Accumulated other comprehensive income (loss)                                           2,387           (3,046)
      Accumulated deficit                                                                   (21,137)         (11,773)
      Treasury stock, at cost, 1,941,327 shares
          and 1,460,027 shares, respectively                                                (22,728)         (20,228)
                                                                                          ---------        ---------

          Total stockholders' equity                                                        102,292          102,172
                                                                                          ---------        ---------

          Total liabilities and stockholders' equity                                      $ 241,708        $ 275,977
                                                                                          =========        =========

See Notes to Consolidated Financial Statements.

                     KATY INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 and 2001
                (Amounts in Thousands, Except Per Share Amounts)

                                                                               2003             2002             2001
                                                                             ---------        ---------        ---------
Net sales                                                                    $ 436,410        $ 445,755        $ 447,108
Cost of goods sold                                                             365,563          373,578          388,032
                                                                             ---------        ---------        ---------
   Gross profit                                                                 70,847           72,177           59,076
Selling, general and administrative expenses                                   (59,740)         (63,657)         (71,003)
Impairments of long-lived assets                                               (11,880)         (21,204)         (47,469)
Severance, restructuring and related charges                                    (8,132)         (19,155)         (13,380)
Loss on SESCO joint venture transaction                                             --           (6,010)              --
                                                                             ---------        ---------        ---------
   Operating loss                                                               (8,905)         (37,849)         (72,776)
Equity in (loss) income of equity method investment (including                  (5,689)             295               72
   impairment charge of $5.5 million in 2003)
Interest, net                                                                   (6,137)          (6,046)         (12,639)
Other, net                                                                      (1,234)            (408)            (604)
                                                                             ---------        ---------        ---------

Loss from continuing operations before benefit (provision)
   for income taxes                                                            (21,965)         (44,008)         (85,947)

Benefit (provision) for income taxes from continuing operations                  3,158           (7,482)          21,757
                                                                             ---------        ---------        ---------

Loss from continuing operations before distributions on preferred              (18,807)         (51,490)         (64,190)
        interest of subsidiary

Distributions on preferred interest of subsidiary (net of tax)                     (80)          (1,593)          (1,274)
                                                                             ---------        ---------        ---------

Loss from continuing operations                                                (18,887)         (53,083)         (65,464)

Income (loss) from operations of discontinued businesses (net of tax)            2,081           (4,458)           2,202
Gain on sale of discontinued businesses (net of tax)                             7,442            3,306               --
                                                                             ---------        ---------        ---------

Loss before cumulative effect of a change in accounting principle               (9,364)         (54,235)         (63,262)

Cumulative effect of a change in accounting principle (net of tax)                  --           (2,514)              --
                                                                             ---------        ---------        ---------

Net loss                                                                        (9,364)         (56,749)         (63,262)

Gain on early redemption of preferred interest of subsidiary                     6,560               --            6,600

Payment in kind of dividends on convertible preferred stock                    (12,811)         (11,136)          (4,459)
                                                                             ---------        ---------        ---------

Net loss attributable to common stockholders                                 $ (15,615)       $ (67,885)       $ (61,121)
                                                                             =========        =========        =========

Loss per share of common stock - Basic and diluted
   Loss from continuing operations attributable to common stockholders       $   (3.06)       $   (7.67)       $   (7.54)
   Discontinued operations                                                        1.16            (0.14)            0.26
   Cumulative effect of a change in accounting principle                            --            (0.30)              --
                                                                             ---------        ---------        ---------
   Net loss attributable to common stockholders                              $   (1.90)       $   (8.11)       $   (7.28)
                                                                             =========        =========        =========

See Notes to Consolidated Financial Statements.

                     KATY INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 and 2001
                             (Amounts in Thousands)

                                                  Convertible                 Common                            Other
                                                Preferred Stock                Stock            Additional     Compre-     Unearned
                                              Number of       Par       Number of      Par       Paid-in      hensive       Compen-
                                               Shares        Value       Shares       Value      Capital  (Loss) Income     sation
                                             ---------------------------------------------------------------------------------------
Balance, January 1, 2001                     $      --    $     --   $ 9,822,204    $   9,822    $ 51,127     $ (2,757)    $   (518)
Net loss                                            --          --            --           --          --           --           --
Foreign currency translation adjustment             --          --            --           --          --       (1,511)          --
Pension minimum liability adjustment                --          --            --           --          --         (357)          --


Comprehensive loss                                  --          --            --           --          --           --           --


Issuance of convertible preferred stock        700,000      70,000            --           --          --           --           --
Direct costs related to
      issuance of convertible preferred stock       --      (4,899)           --           --          --           --           --
Redemption of preferred
       interest in subsidiary, net of tax           --          --            --           --       6,710           --           --
Payment in kind dividends accrued                   --       4,459            --           --          --           --           --
Stock option grant                                  --          --            --           --         477           --           --
Other                                               --          --            --           --          --           --          412
                                             ---------------------------------------------------------------------------------------
Balance, December 31, 2001                     700,000      69,560     9,822,204        9,822      58,314       (4,625)        (106)
Net loss                                            --          --            --           --          --           --           --
Foreign currency translation adjustment             --          --            --           --          --        1,913           --
Pension minimum liability adjustment                --          --            --           --          --         (334)          --


Comprehensive loss                                  --          --            --           --          --           --           --


Issuance of convertible preferred stock
      related to PIK dividends accrued         105,000          --            --           --          --           --           --
Payment in kind dividends accrued                   --      11,136            --           --     (11,136)          --           --
Stock option grant                                  --          --            --           --        (477)          --           --
Other                                               --          --            --           --          --           --          106
                                             ---------------------------------------------------------------------------------------
Balance, December 31, 2002                     805,000      80,696     9,822,204        9,822      46,701       (3,046)          --
Net loss                                            --          --            --           --          --           --           --
Foreign currency translation adjustment             --          --            --           --          --        5,419           --
Pension minimum liability adjustment                --          --            --           --          --           14           --


Comprehensive loss                                  --          --            --           --          --           --           --


Purchase of treasury stock                          --          --            --           --          --           --           --
Issuance of convertible preferred stock
      related to PIK dividends accrued         120,750          --            --           --          --           --           --
Redemption of preferred
       interest in subsidiary, net of tax           --          --            --           --       6,560           --           --
Payment in kind dividends accrued                   --      12,811            --           --     (12,811)          --           --
Other                                               --          --            --           --          (9)          --           --
                                             ---------------------------------------------------------------------------------------
Balance, December 31, 2003                   $ 925,750    $ 93,507   $ 9,822,204    $   9,822    $ 40,441     $  2,387     $     --
                                             =======================================================================================

                                             Retained
                                             Earnings                       Compre-           Total
                                           (Accumulated       Treasury      hensive       Stockholders'
                                             Deficit)           Stock         Loss           Equity
                                            ---------------------------------------------------------
Balance, January 1, 2001                     $ 112,697        $(20,038)                     $ 150,333
Net loss                                       (63,262)             --       $(63,262)        (63,262)
Foreign currency translation adjustment             --              --         (1,511)         (1,511)
Pension minimum liability adjustment                --              --           (357)           (357)
                                                                             --------
Comprehensive loss                                  --              --       $(65,130)
                                                                             ========
Issuance of convertible preferred stock             --              --                         70,000
Direct costs related to
      issuance of convertible
      preferred stock                               --              --                         (4,899)
Redemption of preferred
       interest in subsidiary, net of tax           --              --                          6,710
Payment in kind dividends accrued               (4,459)             --                             --
Stock option grant                                  --              --                            477
Other                                               --             (39)                           373
                                            ---------------------------------------------------------
Balance, December 31, 2001                      44,976         (20,077)                       157,864
Net loss                                       (56,749)             --       $(56,749)        (56,749)
Foreign currency translation adjustment             --              --          1,913           1,913
Pension minimum liability adjustment                --              --           (334)           (334)
                                                                             --------
Comprehensive loss                                  --              --       $(55,170)
                                                                             ========
Issuance of convertible preferred stock
      related to PIK dividends accrued              --              --
Payment in kind dividends accrued                   --
Stock option grant                                  --              --                           (477)
Other                                               --            (151)                           (45)
                                            ---------------------------------------------------------
Balance, December 31, 2002                     (11,773)        (20,228)                       102,172
Net loss                                        (9,364)             --       $ (9,364)         (9,364)
Foreign currency translation adjustment             --              --          5,419           5,419
Pension minimum liability adjustment                --              --             14              14
                                                                      -      --------
Comprehensive loss                                  --              --       $ (3,931)
                                                                             ========
Purchase of treasury stock                          --          (2,520)                        (2,520)
Issuance of convertible preferred stock
      related to PIK dividends accrued              --              --
Redemption of preferred
       interest in subsidiary, net of tax           --              --                          6,560
Payment in kind dividends accrued                   --              --                             --
Other                                               --              20                             11
                                            ---------------------------------------------------------
Balance, December 31, 2003                   $ (21,137)       $(22,728)                     $ 102,292
                                            =========================================================


See Notes to Consolidated Financial Statements

                     KATY INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 and 2001
                             (Thousands of Dollars)

                                                                                           2003         2002         2001
                                                                                         --------     --------     --------
Cash flows from operating activities:
     Net loss                                                                            $ (9,364)    $(56,749)    $(63,262)
     (Income) loss from operations of discontinued businesses                              (9,523)       1,152       (2,202)
                                                                                         --------     --------     --------
         Loss from continuing operations                                                 $(18,887)    $(55,597)    $(65,464)
     Cumulative effect of a change in accounting principle                                     --        2,514           --
     Depreciation and amortization                                                         21,954       19,259       20,216
     Impairments of long-lived assets                                                      11,880       21,204       47,469
     Write-off and amortization of debt issuance costs                                      2,981        1,605        2,546
     (Gain) loss on sale of assets                                                           (627)         160          239
     Loss on SESCO joint venture transaction                                                   --        6,010           --
     Equity in loss (income) of equity method investment (including impairment charge
         of $5.5 million in 2003)                                                           5,689         (295)         (72)
     Deferred income taxes                                                                     --        8,889      (24,918)
                                                                                         --------     --------     --------
                      Amortization of debt issue costs                                     22,990        3,749      (19,984)
                                                                                         --------     --------     --------
     Changes in operating assets and liabilities:
         Accounts receivable                                                               (3,869)       9,591        9,996
         Inventories                                                                        5,504       (4,150)      30,100
         Other assets                                                                       1,100          776        2,484
         Accounts payable                                                                    (727)       3,369      (12,951)
         Accrued expenses                                                                  (9,679)       6,640         (201)
         Other, net                                                                        (2,125)       4,997         (688)
                                                                                         --------     --------     --------
     Net cash (used in) provided by continuing operations                                  (9,796)      21,223       28,740
                                                                                         --------     --------     --------

     Net cash provided by continuing operations                                            13,194       24,972        8,756
     Net cash (used in) provided by discontinued operations                                (5,159)       6,931        9,795
                                                                                         --------     --------     --------
     Net cash provided by operating activities                                              8,035       31,903       18,551
                                                                                         --------     --------     --------

Cash flows from investing activities:
     Capital expenditures of continuing operations                                        (13,324)      (9,987)     (10,979)
     Capital expenditures of discontinued operations                                         (111)        (132)      (1,587)
     Acquisition of subsidiary, net of cash acquired                                       (1,161)          --           --
     Collections of notes receivable from sales of subsidiaries                             1,035          820          137
     Proceeds from sale of subsidiaries, net                                               23,647       13,947        1,576
     Proceeds from sale of assets                                                           2,839          249          691
                                                                                         --------     --------     --------
     Net cash provided by (used in) investing activities                                   12,925        4,897      (10,162)
                                                                                         --------     --------     --------

Cash flows from financing activities:
     Net repayments of revolving loans                                                     (8,751)     (12,249)     (73,464)
     Proceeds of term loans                                                                20,000            0       30,000
     Repayments of term loans                                                             (16,337)     (26,393)      (6,282)
     Direct costs associated with debt facilities                                          (1,583)        (720)      (7,471)
     Proceeds from issuance of Convertible Preferred Stock                                     --           --       70,000
     Direct costs related to issuance of Convertible Preferred Stock                           --           --       (4,899)
     Redemption of preferred interest of subsidiary                                        (9,840)          --       (9,900)
     Repayment of real estate and chattel mortgages                                          (700)          --           --
     Payment of dividends                                                                      --           --         (629)
     Repurchases of common stock                                                           (2,520)          --          (39)
                                                                                         --------     --------     --------
     Net cash used in financing activities                                                (19,731)     (39,362)      (2,684)
                                                                                         --------     --------     --------

Effect of exchange rate changes on cash and cash equivalents                                  677         (432)        (194)
                                                                                         --------     --------     --------
Net increase (decrease) in cash and cash equivalents                                        1,906       (2,994)       5,511
Cash and cash equivalents, beginning of period                                              4,842        7,836        2,325
                                                                                         --------     --------     --------
Cash and cash equivalents, end of period                                                 $  6,748     $  4,842     $  7,836
                                                                                         ========     ========     ========

See Notes to Consolidated Financial Statements

                     KATY INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        As of December 31, 2003 and 2002
                  (Thousands of dollars, except per share data)

Note 1.  ORGANIZATION OF THE BUSINESS

      The Company is a manufacturer and distributor of a variety of commercial and consumer products, including sanitary maintenance supplies, coated abrasives and electrical products. Principal markets are in the United States, Canada, and Europe and include the sanitary maintenance, restaurant supply, retail, electrical and automotive markets. These activities are grouped into two primary reportable segments: Electrical Products and Maintenance Products.

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

      As part of the continuous evaluation of its operations, Katy has acquired and disposed of certain of its operating units in recent years. Those which affected the Consolidated Financial Statements for the years ended December 31, 2003, 2002, and 2001 are discussed in Notes 7 and 8.

      At December 31, 2003, the Company owns 30,000 shares of common stock, a 43% interest, in Sahlman Holding Company, Inc. (Sahlman) that is accounted for under the equity method. Sahlman is engaged in the business of harvesting shrimp off the coast of South and Central America and shrimp farming in Nicaragua. As of December 31, 2003 and 2002, the investment balances were $1.6 million and $7.3 million, respectively. See Note 6 on impairment of equity method investment.

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

      Advertising Costs - Advertising costs are expensed as incurred. Advertising costs expensed in 2003, 2002 and 2001 were $3.3 million, $3.9 million and $8.0 million, respectively.

      Accounts Receivable - Accounts receivable are stated at net realizable value. Customer collections, receivables aging, and information on customer creditworthiness are continuously monitored, and provisions are maintained for estimated credit losses based upon historical experience and specific customer collection issues that are identified.

      Inventories - Inventories are stated at the lower of cost or market value, and reserves are established for excess and obsolete inventory (shown below in the table as "Inventory reserves") in order to ensure proper valuation of inventories. Cost includes materials, labor and overhead. At December 31, 2003 and 2002, approximately 35% of Katy's inventories (excluding discontinued operations) were accounted for using the last-in, first-out (LIFO) method, while the remaining inventories were accounted for using the first-in, first-out
(FIFO) method. Current cost, as determined using the FIFO method, exceeded LIFO cost by $1.9 million and $1.3 million at December 31, 2003 and 2002, respectively. The components of inventories are:

                                                     December 31,
                                              -------------------------
                                                2003             2002
                                              --------         --------
                                                (Thousands of dollars)

        Raw materials                         $ 18,664         $ 18,733
        Work in process                          1,573            1,539
        Finished goods                          38,938           42,264
        Inventory reserves                      (5,630)          (5,730)
                                              --------         --------
                                              $ 53,545         $ 56,806
                                              ========         ========

      Goodwill - In connection with certain acquisitions, the Company recorded goodwill representing the cost of the acquisition in excess of the fair value of the net assets acquired. Beginning in 2002, goodwill is not amortized in accordance with Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Intangible Assets. The fair value of each reporting unit that carries goodwill is determined annually, and the fair value is compared to the carrying value of the reporting unit. If the fair value exceeds the carrying value, then no adjustment is necessary. If the carrying value of the reporting unit exceeds the fair value, appraisals are performed of long-lived assets and other adjustments are made to arrive at a revised fair value balance sheet. This revised fair value balance sheet (without goodwill) is compared to the fair value of the business previously determined, and a revised goodwill amount is reached. If the indicated goodwill amount meets or exceeds the current carrying value of goodwill, then no adjustment is required. However, if the result indicates a reduced level of goodwill, an impairment is recorded to state the goodwill at the revised level. Any future impairments of goodwill determined in accordance with SFAS No. 142 would be recorded as a component of income from continuing operations. See Note 4.

      Property and Equipment - Property and equipment are stated at cost and depreciated over their estimated useful lives: buildings (10-40 years) generally using the straight-line method; machinery and equipment (3-20 years) using straight-line or composite methods; tooling (5 years) using the straight-line method; and leasehold improvements using the straight-line method over the remaining lease period or useful life, if shorter. Costs for repair and maintenance of machinery and equipment are expensed as incurred, unless the result significantly increases the useful life or functionality of the asset, in which case capitalization is considered. Depreciation expense from continuing operations for 2003, 2002 and 2001 was $19.8 million, $16.6 million, and $17.7 million, respectively.

      Impairment of Assets - Long-lived assets are reviewed for impairment if events or circumstances indicate the carrying amount of these assets may not be recoverable through future undiscounted cash flows. If this review indicates that the carrying value of these assets will not be recoverable, based on future undiscounted net cash flows from the use or disposition of the asset, the carrying value is reduced to fair value. Katy adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets on January 1, 2002. See Note 5.

      Income Taxes - Income taxes are accounted for using a balance sheet approach known as the liability method. The liability method accounts for deferred income taxes by applying the statutory tax rates in effect at the date of the balance sheet to the differences between the book basis and tax basis of the assets and liabilities. The Company records a valuation allowance when it is more likely than not that some portion or all of the deferred income tax asset will not be realizable. See Note 16.

      Foreign Currency Translation - The results of the Company's foreign subsidiaries are translated to U.S. dollars using the current-rate method. Assets and liabilities are translated at the year end spot exchange rate, revenue and expenses at average exchange rates and equity transactions at historical exchange rates. Exchange differences arising on translation are recorded as a component of accumulated other comprehensive income (loss). Katy recorded a net loss on foreign exchange translation in other, net in the Consolidated Statement of Operations of $0.6 million, $0.4 million and $0.4 million, in 2003, 2002 and 2001, respectively.

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

      Stock Options and Other Stock Awards - The Company follows the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, regarding accounting for stock options and other stock awards. APB Opinion No. 25 dictates a measurement date concept in the determination of compensation expense related to stock awards including stock options, restricted stock, and stock appreciation rights. Katy's outstanding stock options all have established measurement dates and therefore, fixed plan accounting is applied, generally resulting in no compensation expense for stock option awards. However, the Company has issued stock appreciation rights, stock awards and restricted stock awards which are accounted for as variable stock compensation awards and compensation expense has been recorded for these awards. Compensation expense recorded associated with the vesting of stock appreciation rights was $1.0 million, $13.0 thousand and zero in 2003, 2002 and 2001, respectively. Compensation expense recorded relative to stock awards was $6.5 thousand, $8.0 thousand and $7.0 thousand in 2003, 2002 and 2001, respectively. Compensation expense recorded associated with restricted stock awards was $13.0 thousand, $0.1 million, and $0.4 million in 2003, 2002 and 2001, respectively. Compensation expense for stock awards and stock appreciation rights is recorded in selling, general and administrative expenses in the Consolidated Statements of Operations.

      Application of SFAS No. 123, Accounting for Stock-Based Compensation, if fully adopted by the Company, would change the method for recognition of expense related to option grants to employees. Under SFAS No. 123, compensation cost would be recorded based upon the fair value of each option at the date of grant using an option-pricing model that takes into account as of the grant date the exercise price and expected life of the option, the current price of the underlying stock and its expected volatility, expected dividends on the stock and the risk-free interest rate for the expected term of the option. Options granted during 2003, 2002 and 2001 totaled 36,000, 295,000 and 1,429,000, respectively. The weighted average fair value for stock options granted during 2003, 2002 and 2001 is $4.76, $3.62 and $4.04, respectively.

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

      The fair value of each option grant is estimated on the date of grant using a Black-Scholes option-pricing model with the following assumptions: dividend yield from 0% to 3.53%; expected volatility ranging from 47.82% to 58.08%; risk-free interest rates ranging from 2.91% to 6.40%; and expected lives of five to ten years. Had compensation cost been determined based on the fair value method of SFAS No.

123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below (thousands of dollars, except per share data).

                                                               For the years ended December 31,
                                                             ----------------------------------
                                                               2003         2002         2001
                                                             --------     --------     --------
Net loss attributable to common stockholders, as reported    $(15,615)    $(67,885)    $(61,121)
Deduct:  Total stock-based employee
    compensation expense determined under fair
    value based method for all awards, net of
    related tax effects                                           378          281          695
                                                             --------     --------     --------

Pro forma net loss                                           $(15,993)    $(68,166)    $(61,816)
                                                             ========     ========     ========

Earnings per share
    Basic and diluted-as reported                            $  (1.90)    $  (8.11)    $  (7.28)
                                                             ========     ========     ========
    Basic and diluted-pro forma                              $  (1.95)    $  (8.14)    $  (7.37)
                                                             ========     ========     ========

      The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts.

      New Accounting Pronouncements

      In April 2002, the FASB released SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 rescinds and makes technical corrections regarding various topics, including early extinguishments of debt and sale-leaseback transactions. The statement is effective for fiscal years beginning after May 15, 2002. The Company adopted SFAS No. 145 on January 1, 2003. SFAS No. 145 requires certain costs and losses associated with early extinguishments of debt be reported as interest expense as a component of income from continuing operations, whereas the prior accounting guidance provided for classification of these costs and losses as extraordinary items, reported separate on a tax-effected basis after income from continuing operations. The adoption of SFAS No. 145 resulted in the Company reclassifying a $1.8 million pre-tax write-off of previously capitalized debt costs that occurred during 2001 to interest expense in income from continuing operations during 2001, which had previously been classified as an extraordinary item, net of tax. During 2003, the Company wrote off $0.7 million of previously capitalized debt costs in connection with the debt refinancing (see Note 10). This write-off is included in interest expense in the Consolidated Statement of Operations.

      In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. Previous accounting guidance was provided by Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring). SFAS No. 146 replaces EITF Issue No. 94-3. The new standard was effective for exit or restructuring activities initiated after December 31, 2002. The Company has complied with the provisions of SFAS No. 146 for all restructuring activities commenced during 2003. See Note 21 for further information on the Company's restructuring activities.

      In November 2002, the FASB issued FASB Interpretation No. (FIN) 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. This interpretation elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. Katy has determined that its disclosures in regards to guarantees are in accordance with FIN 45.

      In January 2003, FIN 46, Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51, was released. The interpretation requires variable interest entities to be consolidated if the equity investment at risk is not sufficient to permit an entity to finance its activities without support from other parties or the equity investors lack certain specified characteristics of a controlling financial interest. The guidelines of the interpretation will become applicable for the Company in its first quarter 2004 financial statements. Katy is reviewing FIN 46 to determine its impact, if any, on future reporting periods, and does not currently anticipate any material accounting or disclosure requirements under the provisions of this interpretation.

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

      In December 2003, the FASB revised SFAS No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits. The revised statement requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The disclosure provisions of the revised statement have been reflected in Note 13.

      Reclassifications - Certain amounts from prior years related to discontinued operations have been reclassified to conform to the 2003 financial statement presentation. See unaudited Note 22 for a further discussion of these reclassifications.

Note 3. RECAPITALIZATION

      On June 28, 2001, Katy completed a recapitalization of the Company following an agreement on June 2, 2001 with KKTY Holding Company, LLC (KKTY), an affiliate of Kohlberg Investors IV, L.P. (Kohlberg) (the "Recapitalization"). On June 28, 2001, Katy stockholders approved proposals to effectuate the Recapitalization at their annual meeting, including classification of the board of directors into two classes with staggered terms, and Katy, KKTY and a syndicate of banks agreed to a new credit facility (Deutsche Bank Credit Agreement) to finance the future operations of Katy. Under the terms of the Recapitalization, directors designated by KKTY represent a majority of Katy's Board of Directors.

      Under the terms of the Recapitalization, KKTY purchased 700,000 shares of newly issued preferred stock, $100 par value per share (Convertible Preferred Stock), which is convertible into 11,666,666 common shares, for an aggregate purchase price of $70.0 million. See Note 11. The Recapitalization allowed Katy to retire obligations it had under its former revolving credit agreement, which was agented by Bank of America (Bank of America Credit Agreement). In connection with the Recapitalization, Katy entered into the Deutsche Bank Credit Agreement, agented by Bankers Trust Company, a subsidiary of Deutsche Bank. See Note 10.

      Also in connection with the Recapitalization, the Company entered into an agreement with the holder of the preferred interest in one of its subsidiaries, to redeem at a 40% discount approximately half of such interest, plus $0.3 million of accrued distributions thereon. The stated value prior to the Recapitalization was $32.9 million. Katy utilized approximately $10.2 million of the proceeds from the issuance of the Convertible Preferred Stock for this purpose. The difference between the amount paid on redemption and the stated value of preferred interest redeemed ($6.7 million, net of tax) was recognized as an increase to Additional Paid-in Capital on the Consolidated Statement of Stockholders' Equity. This gain is also shown on the Consolidated Statements of Operations as an amount included in net income attributable to common shareholders. The holder of the remaining preferred interest retained approximately 50% of the original preferred interest, or a stated value of $16.4 million, until February 3, 2003 when Katy purchased the remaining preferred interest at a 40% discount, plus $0.1 million of accrued distributions thereon. See Note 14. Following is a summary of the sources and uses of funds from, and in connection with, the Recapitalization:

        (Thousands of Dollars)

        Sources:
        Sale of Convertible Preferred Stock                                                  $ 70,000
        Borrowings under the Deutsche Bank Credit Agreement                                    93,211
                                                                                             --------
                                                                                             $163,211
                                                                                             ========

        Uses:
        Paydown of principal obligations under the Bank of America Credit Agreement          $144,300
        Payment of accrued interest under the Bank of America Credit Agreement                    624
        Purchase of one-half of preferred interest of a subsidiary at a discount                9,900
        Payment of accrued distributions on one-half of preferred interest of a subsidiary        322
        Certain costs associated with the Recapitalization                                      8,065
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

      The first phase in the determination of a potential transitional goodwill impairment was completed in the second quarter of 2002. Valuations of six Katy reporting units' carrying values were completed. Those reporting units were Contico, Disco (Disco), Duckback Products, Inc., Gemtex, Ltd. (Gemtex), Loren Products (Loren) and GC/Waldom Electronics, Inc. (GC/Waldom). The analyses indicated that the fair values were less than the carrying values for three of the six reporting units: Contico, Loren and GC/Waldom. The second phase in the determination of the transitional goodwill impairment was completed by September 30, 2002. Independent appraisals were obtained on the relevant reporting units' property, plant and equipment and intangible assets. The fair value balance sheets as of December 31, 2001 which resulted from this work indicated that transitional goodwill impairment charges of $4.2 million (pre-tax) were required at the Loren and GC/Waldom reporting units. The goodwill of the Contico business unit, which was also evaluated in the second phase of the project, was determined to have a carrying value that was not in excess of fair value as of December 31, 2001. The transitional goodwill impairment of $4.2 million ($2.5 million, net of tax) is presented in the Consolidated Statements of Operations as a cumulative effect of a change in accounting principle in accordance with SFAS No. 142. Loren is part of the Maintenance Products Group and GC/Waldom is a discontinued operation (formerly part of the Electrical Products Group). In accordance with SFAS No. 142, Katy evaluated the carrying value of goodwill balances at the reporting units as of December 31, 2002, and determined that no further impairments were required. At December 31, 2003, the Company's annual impairment analysis resulted in an impairment charge of $0.3 million at the Gemtex business unit.

      As part of the project to implement SFAS No. 142, certain changes to the carrying value of goodwill at the Loren and Disco reporting units were made, relating to 1) reclassification of formerly recognized work force intangibles to goodwill, and 2) reclassification of formerly recognized goodwill to a non-compete intangible. Below is a summary of activity in the goodwill accounts since December 31, 2001 (in thousands):

                                                        Total from
                                        Maintenance     Continuing      Discontinued
                                         Products       Operations      Operations        Total
                                        -----------     -----------     -----------     -----------
Goodwill at December 31, 2001           $    12,903     $    12,903     $     1,554     $    14,457
      Net changes to carrying value             276             276              --             276
                                        -----------     -----------     -----------     -----------
Adjusted carrying value                      13,179          13,179           1,554          14,733
      Transitional impairment charge         (2,636)         (2,636)         (1,554)         (4,190)
                                        -----------     -----------     -----------     -----------
Goodwill at December 31, 2002                10,543          10,543              --          10,543
      Impairment charge                        (328)           (328)             --            (328)
                                        -----------     -----------     -----------     -----------
Goodwill at December 31, 2003           $    10,215     $    10,215     $        --     $    10,215
                                        ===========     ===========     ===========     ===========

      The Company adopted the non-amortization provisions of SFAS No. 142 during the first quarter of 2002. Below is a calculation of earnings, removing the impact of amortization recorded on goodwill and negative goodwill (shown net of tax):

                                                                         2003         2002         2001
                                                                      --------     --------     --------
Reported net loss from continuing operations                          $(18,887)    $(53,083)    $(65,464)
      Add back:  Goodwill amortization, net of tax                          --           --        1,348
      Deduct:  Negative goodwill amortization                               --           --       (1,704)
                                                                      --------     --------     --------

Adjusted net loss from continuing operations                          $(18,887)    $(53,083)    $(65,820)
                                                                      ========     ========     ========

      Reported net income (loss) from discontinued businesses         $  2,081     $ (4,458)    $  2,202
      Add back:  Goodwill amortization                                      --           --           88
                                                                      --------     --------     --------
Adjusted net income (loss) from discontinued businesses                  2,081       (4,458)       2,290
      Gain on sale of discontinued businesses                            7,442        3,306           --
      Cumulative effect of a change in accounting principle                 --       (2,514)          --
                                                                      --------     --------     --------
Adjusted net loss                                                       (9,364)     (56,749)     (63,530)
                                                                      --------     --------     --------

      Gain on early redemption of preferred interest in subsidiary       6,560           --        6,600
      Payment in kind of dividends on Convertible Preferred Stock      (12,811)     (11,136)      (4,459)
                                                                      --------     --------     --------

Adjusted net loss attributable to common shareholders                 $(15,615)    $(67,885)    $(61,389)
                                                                      ========     ========     ========

      Below is a presentation of pro forma earnings per share, removing the impact of amortization on goodwill and negative goodwill (net of tax):

                                                                         2003         2002         2001
                                                                      --------     --------     --------
Reported net loss from continuing operations                          $  (2.30)    $  (6.34)    $  (7.80)
      Add back:  Goodwill amortization, net of tax                          --           --         0.16
      Deduct:  Negative goodwill amortization                               --           --        (0.20)
                                                                      --------     --------     --------

Adjusted net loss from continuing operations                             (2.30)       (6.34)       (7.84)

Reported net income (loss) from discontinued businesses                   0.25        (0.53)        0.26
      Add back:  Goodwill amortization                                      --           --         0.01
                                                                      --------     --------     --------
Adjusted net income (loss) from discontinued businesses                   0.25        (0.53)        0.27
      Gain on sale of discontinued businesses                             0.91         0.39           --
      Cumulative effect of a change in accounting principle                 --        (0.30)          --
                                                                      --------     --------     --------
Adjusted net loss                                                        (1.14)       (6.78)       (7.57)
                                                                      --------     --------     --------

      Gain on early redemption of preferred interest in subsidiary        0.80           --         0.79
      Payment in kind of dividends on Convertible Preferred Stock        (1.56)       (1.33)       (0.53)
                                                                      --------     --------     --------

Adjusted net loss attributable to common shareholders                 $  (1.90)    $  (8.11)    $  (7.31)
                                                                      ========     ========     ========


      Katy reviews its intangible assets for impairment purposes in accordance with SFAS No. 144 whenever events or circumstances indicate that the carrying amount may be recoverable. During 2003, $2.6 million of patents and goodwill of the Gemtex business unit were impaired as it was determined that future cash flows of this business could not support the carrying value of its intangible assets. The Gemtex unit has experienced a decline in profitability in recent years principally as a result of increasing foreign competition. During 2002, Katy determined that the carrying value of a customer list intangible asset at CCP would not be recovered by projected future undiscounted cash flows. Specifically, Katy determined that the portion of the customer list intangible associated with the CCP Consumer business unit required impairment. As a result, an impairment charge of $3.6 million was recorded during 2002, reducing the carrying value of the customer list intangible to $14.8 million. Also during 2002, Katy recorded $0.7 million impairment on the trademark intangible asset at the Wilen business unit. Poor performance at Wilen in recent years has driven Wilen's profitability to very low levels (including some years with operating losses). This performance continued in 2002, and it was determined that these performance levels negated the relative value of the trademark intangible. Fair value was determined on a discounted cash flow basis, assuming an estimated cash flow stream resulting from the customer list. These impairment charges are recorded in the caption entitled "Impairments of Long-Lived Assets" in the Consolidated Statements of Operations. The CCP Consumer, Wilen and Gemtex business units are part of the Maintenance Products Group.

      During 2001, the Company recorded an impairment of certain long-lived assets, including goodwill and certain intangible assets, of its Wilen business unit. Wilen had experienced consistently poor operating results for a number of periods, causing the Company to evaluate this business unit for impairment. While the Company had plans to improve the unit's performance, the then current sales levels and operating results did not support the pre-impairment carrying value of certain long-lived assets that would not be recoverable through forecasted future undiscounted cash flows. A determination of the division's fair value was made using the income approach, specifically, a discounted cash flow analysis using the same cash flow stream used to initially determine that impairment existed. The adjustment to record the impaired long-lived assets at fair value amounted to a reduction of goodwill of $21.6 million and a reduction to other intangible assets of $11.4 million, for a total reduction of the unit's carrying value of $33.0 million.

      Following is detailed information regarding Katy's intangible assets (in thousands):

                                              December 31,      December 31,
                                                  2003              2002
                                                --------          --------
Trade names                                     $  9,160          $  9,022
Customer lists                                    21,890            21,447
Patents                                            2,689             4,305
Non-compete agreements                             1,000             1,000
                                                --------          --------

      Subtotal                                    34,739            35,774
Accumulated amortization                         (12,340)          (10,238)
                                                --------          --------

      Intangible assets, net                    $ 22,399          $ 25,536
                                                ========          ========


      All of Katy's intangible asses are definite-lived intangibles. Katy recorded amortization expense on intangible assets of $2.1 million, $2.6 million and $2.5 million in 2003, 2002 and 2001, respectively.

      Estimated aggregate future amortization expense related to intangible assets is as follows (in thousands):

                    2004                     $1,651
                    2005                      1,651
                    2006                      1,648
                    2007                      1,644
                    2008                      1,639

Note 5. IMPAIRMENTS OF PROPERTY, PLANT AND EQUIPMENT

      During 2003, the Company recorded impairments of property, plant and equipment of $9.3 million. Charges included $7.2 million related to idle and obsolete equipment, tooling and leasehold improvements at Warson Road, Hazelwood, Bridgeton and the Santa Fe Springs metals facility, $1.3 million of obsolete or idled assets related to the closure of abrasives facilities in Lawrence, Massachusetts and Pineville, North Carolina and the subsequent consolidation into the Wrens, Georgia facility, and $0.4 million of obsolete molds and tooling at our plastics facility in the United Kingdom. In addition, impairments of $0.4 million were recorded for certain equipment at the Woods and Woods Canada business units in connection with the shutdown of their manufacturing operations.

      During 2002, certain manufacturing equipment assets at various CCP business units were impaired, resulting in charges of $15.2 million. These impairments were the result of management's analysis of the projected undiscounted future cash flows associated with the assets, and the related conclusion that the carrying values of the assets would not be recovered by future cash flows. Approximately 83% of these impaired assets were molds and tooling equipment (which are used to shape specific products in the molding process), the majority of which were associated with the Consumer business unit of CCP. Restructuring initiatives, and their impact on the future use of certain assets, triggered approximately $2.6 million of the impairments, making up most of the other 17% of impaired assets. Of this $2.6 million, $2.4 million of assets that had been used at the closed Warson Road facility, and $0.2 million of assets of the Earth City facility (both of which are in the St. Louis, Missouri area), were impaired as a result of the consolidation of those plants into the Bridgeton, Missouri plant.

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

      During 2001, the Company recorded an impairment of all of the long-lived assets of the waste-to-energy facility previously operated by Savannah Energy Systems Company (SESCO) (see Note 9). SESCO's long-lived assets consisted of equity contributions that SESCO was required to make as a result of contractual obligations through 1993, which had a carrying value of $8.5 million, and certain property, plant and equipment, which had a carrying value of approximately $1.3 million. Upon determining that future undiscounted cash flows would not be adequate to cover the carrying amount of long-lived assets, the Company determined that the long-lived assets had a fair value of zero. The fair value estimate is based on attempts to dispose of SESCO.

      Also during 2001, the Company recorded other impairments of property, plant and equipment totaling $4.7 million. These impairments were primarily the result of management decisions regarding the retirement of certain capitalized assets.

Note 6. IMPAIRMENT OF EQUITY METHOD INVESTMENT

      During the third quarter of 2003, Katy reduced the carrying value of its 43% equity investment in Sahlman, resulting in a charge to operations of $5.5 million.

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

Note 7. DISPOSITIONS

      See Note 8 for dispositions accounted for as discontinued operations.

      On May 3, 2001, Katy sold the Thorsen Tools business for $2.5 million, including a note receivable for $1.0 million, due over five years. The Company recognized losses on impairments of goodwill of $0.8 million and a write-down on the value of inventory through cost of goods sold of $0.2 million in connection with the sale.

Note 8. DISCONTINUED OPERATIONS

      Three of Katy's operations have been classified as discontinued operations as of December 31, 2003, and for all periods shown, in accordance with SFAS No. 144, Accounting for the Impairments or Disposal of Long Lived Assets. The Company adopted SFAS No. 144 on January 1, 2002.

      Duckback Products, Inc. (Duckback) was sold on September 16, 2003, with Katy collecting net proceeds of $16.2 million. The proceeds were used to pay down a portion of the Company's term loans and revolving credit facility. A gain (net of tax) of $7.6 million was recognized in the third quarter of 2003 as a result of the Duckback sale. See Note 22 for a discussion on the restatement of third quarter results.

      GC/Waldom Electronics, Inc. (GC/Waldom) was held for sale at December 31, 2002 and was sold on April 2, 2003, with Katy collecting net proceeds of $7.4 million. The proceeds were used to pay down a portion of the Company's term loans ($2.2 million), as well as the Company's revolving credit facility. A loss (net of tax) of $0.2 million was recognized in the second quarter of 2003 as a result of the GC/Waldom sale.

      Hamilton Precision Metals, L.P. (Hamilton) was sold on October 31, 2002, with Katy collecting net proceeds of $13.9 million. These proceeds were used primarily to pay off the remaining balance of the Company's then outstanding term debt. The Company may receive additional payments dependent upon the occurrence of certain events associated with Hamilton's financial performance in 2004. This contingent amount has not been recorded as a receivable on the Consolidated Balance Sheets. A gain (net of tax) of $3.3 million was recognized in the fourth quarter of 2002 as a result of the Hamilton sale.

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

      The historical operating results have been segregated as discontinued operations on the Consolidated Statements of Operations and the related assets and liabilities have been separately identified on the Consolidated Balance Sheets. Following is a summary of the major asset and liability categories for the discontinued operations (in thousands):

                                                     December 31,   December 31,
                                                         2003           2002
                                                     -----------    -----------

Current assets
      Trade accounts receivable, net                 $        --    $     2,188
      Inventories                                             --          5,325
      Other current assets                                    --            235
                                                     -----------    -----------
                                                     $        --    $     7,748
                                                     ===========    ===========
Non-current assets
      Goodwill                                       $        --    $       668
      Intangibles, net                                        --              2
      Net property and equipment                              --          3,399
                                                     -----------    -----------
                                                     $        --    $     4,069
                                                     ===========    ===========
Current liabilities
      Accounts payable                               $        --    $     1,708
      Accrued expenses                                        --          1,255
                                                     -----------    -----------
                                                     $        --    $     2,963
                                                     ===========    ===========

      Selected financial data for discontinued operations is summarized as follows (in thousands):

                                                       2003          2002         2001
                                                     --------      --------     --------
Net sales                                            $ 18,896      $ 47,126     $ 56,191
Pre-tax  profit (loss)                               $  3,201      $ (5,113)    $  2,941
Pre-tax gain on sale of discontinued operations      $ 11,449      $  5,462     $     --

      At December 31, 2002, Katy anticipated the sale of GC/Waldom in early 2003, and indications were that a book loss was probable. Therefore, the carrying value of the net assets of GC/Waldom were reduced by $6.2 million through a charge in discontinued operations as of December 31, 2002.

Note 9. SESCO PARTNERSHIP

      On April 29, 2002, SESCO, an indirect wholly owned subsidiary of Katy, entered into a partnership agreement with Montenay Power Corporation and its affiliates (Montenay) that turned over the control of SESCO's waste-to-energy facility to the partnership. The Company caused SESCO to enter into this agreement as a result of evaluations of SESCO's business. First, Katy concluded that SESCO was not a core component of the Company's long-term business strategy. Moreover, Katy did not feel it had the management expertise to deal with certain risks and uncertainties presented by the operation of SESCO's business, given that SESCO was the Company's only waste-to-energy facility. Katy had explored options for divesting SESCO for a number of years, and management felt that this transaction offered a reasonable strategy to exit this business.

      The partnership, with Montenay's leadership, assumed SESCO's position in various contracts relating to the facility's operation. Under the partnership agreement, SESCO contributed its assets and liabilities (except for its liability under the loan agreement with the Resource Recovery Development Authority (the Authority) of the City of Savannah and the related receivable under the service agreement with the Authority) to the partnership. While SESCO has a 99% interest as a limited partner, Montenay has the day to day responsibility for administration, operations, financing and other matters of the partnership, and accordingly, the partnership will not be consolidated. Katy agreed to pay Montenay $6.6 million over the span of seven years under a note payable as part of the partnership and related agreements. Certain amounts may be due to SESCO upon expiration of the service agreement in 2008; also, Montenay may purchase SESCO's interest in the partnership at that time. Katy has not recorded any amounts receivable or other assets relating to amounts that may be received at the time the service agreement expires, given their uncertainty.

      The Company made a payment of $1.0 million in July 2003 on the $6.6 million note. The table below schedules the remaining payments as of December 31, 2003 which are reflected in accrued expenses and other liabilities in the Consolidated Balance Sheet (in thousands):

                          2004            $   1,000
                          2005                1,050
                          2006                1,100
                          2007                1,100
                          2008                  550
                                           --------
                                           $  4,800
                                           ========

      In the first quarter of 2002, the Company recognized a charge of $6.0 million consisting of 1) the discounted value of the $6.6 million note, 2) the carrying value of certain assets contributed to the partnership, consisting primarily of machinery spare parts, and 3) costs to close the transaction. It should be noted that all of SESCO's long-lived assets were reduced to a zero value at March 31, 2002, so no additional impairment was required. On a going forward basis, Katy would expect that income statement activity associated with its involvement in the partnership will not be material, and Katy's Consolidated Balance Sheet will carry the liability mentioned above.

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

      Based on an opinion from outside legal counsel, SESCO has a legally enforceable right to offset amounts it owes to the Authority under the loan agreement against amounts that are owed from the Authority under the service agreement. At December 31, 2003, this amount was $30.4 million. Accordingly, the amounts owed to and due from SESCO have been netted for financial reporting purposes and are not shown on the Consolidated Balance Sheets.

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

      Following are scheduled principal repayments on the loan agreement (and the Industrial Revenue Bonds) (in thousands):

                          2004              $ 6,765
                          2005                8,370
                          2006               15,300
                                           --------
                            Total           $30,435
                                           ========

Note 10.  INDEBTEDNESS

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
                                                                                        -------
                                                                                        $63,743
                                                                                        =======

      Under the Fleet Credit Agreement, the Term Loan originally had a final maturity date of February 3, 2008 and quarterly repayments of $0.7 million, three of which have been made through December 31, 2003. However, the net proceeds received from the GC/Waldom and Duckback sales were used to prepay the Term Loan, which is now scheduled to be repaid in its entirety by 2005. The Term Loan is collateralized by the Company's property, plant and equipment. The Revolving Credit Facility has an expiration date of January 31, 2008. The borrowing base of the Revolving Credit Facility is determined by eligible inventory and accounts receivable. Unused borrowing availability on the Revolving Credit Facility was $30.0 million at December 31, 2003.

      All extensions of credit under the Fleet Credit Agreement are collateralized by a first priority perfected security interest in and lien upon the capital stock of each material domestic subsidiary (65% of the capital stock of each material foreign subsidiary), and all present and future assets and properties of Katy. Customary financial covenants and restrictions apply under the Fleet Credit Agreement, with which the Company was in compliance at December 31, 2003. Until June 30, 2003, interest accrued on Revolving Credit Facility borrowings at 225 basis points over applicable LIBOR rates and at 250 basis points over LIBOR for Term Loan borrowings. Subsequent to June 30, 2003, and in accordance with the terms of the Fleet Credit Agreement, margins dropped an additional 25 basis points for both the Revolving Credit Facility and Term Loan based on the achievement of a financial covenant target. During October 2003, in accordance with the Fleet Credit Agreement, margins on the term loan dropped an additional 25 basis points as the balance of the Term Loan was reduced below $10 million as a result of the application of proceeds from the Duckback sale. Interest accrues at higher margins on prime rates for swing loans, the amounts of which were nominal as of December 31, 2003.

      Long-term debt consists of the following:

                                                                          December 31,  December 31,
                                                                              2003        2002
                                                                            --------     --------
                                                                           (Thousands of Dollars)
Term loan payable under Fleet Credit Agreement, interest based on
        LIBOR and Prime Rates (3.25% - 4.50%), due through 2005             $  3,663     $     --
Revolving loans payable under Fleet Credit Agreement, interest based on
        LIBOR and Prime Rates (3.25 - 4.50%)                                  36,000           --
Revolving loans payable under Deutsche Bank Credit Agreement, interest
        based on Eurodollar and Prime Rates (3.75 - 5.50%)                        --       44,751
Real estate and chattel mortgages, with interest at fixed rates (7.14%),
        due through 2003                                                          --          700
                                                                            --------     --------
Total debt                                                                    39,663       45,451
Less revolving loans, classified as current (see below)                      (36,000)     (44,751)
Less current maturities                                                       (2,857)        (700)
                                                                            --------     --------
Long-term debt                                                              $    806     $     --
                                                                            ========     ========

Aggregate remaining scheduled maturities of the Term Loan as of December 31, 2003 (see discussion of borrowing availability above) are as follows (in thousands):

                           2004               $2,857
                           2005                  806

      The Revolving Credit Facility under the Fleet Credit Agreement requires lockbox agreements which provide for all receipts to be swept daily to reduce borrowings outstanding. These agreements, combined with the existence of a material adverse effect (MAE) clause in the Fleet Credit Agreement, cause the Revolving Credit Facility to be classified as a current liability, per guidance in the EITF Issue No. 95-22, Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement. However, the Company does not expect to repay, or be required to repay, within one year, the balance of the Revolving Credit Facility classified as a current liability. The MAE clause, which is a typical requirement in commercial credit agreements, allows the lender to require the loan to become due if it determines there has been a material adverse effect on its operations, business, properties, assets, liabilities, condition or prospects. The classification of the Revolving Credit Facility as a current liability is a result only of the combination of the two aforementioned factors: the lockbox agreements and the MAE clause. The Revolving Credit Facility does not expire or have a maturity date within one year, but rather has a final expiration date of January 31, 2008. Also, the Company was in compliance with the applicable financial covenants at December 31, 2003. The lender had not notified Katy of any indication of a MAE at December 31, 2003, and to management's knowledge, the Company was not in violation of any provision of the Fleet Credit Agreement at December 31, 2003.

      Letters of credit totaling $9.1 million were outstanding at December 31, 2003, which reduced the unused borrowing availability under the Revolving Credit Facility.

      All of the debt under the Fleet Credit Agreement is re-priced to current rates at frequent intervals. Therefore, its fair value approximates its carrying value at December 31, 2003.

      Katy incurred $1.6 million in debt issuance costs in 2003 associated with the Fleet Credit Agreement. Additionally, at the time of the inception of the Fleet Credit Agreement, Katy had approximately $5.6 million of unamortized debt issuance costs associated with the Deutsche Bank Credit Agreement. Based on the pro rata reduction in borrowing capacity from the Deutsche Bank Credit Agreement to the Fleet Credit Agreement and the repayment of the Term Loan in the connection with the sale of assets (primarily the GC/Waldom and Duckback businesses), Katy charged to expense $1.8 million of previously unamortized debt issuance costs. The remainder of the previously capitalized costs, along with the capitalized costs from the Fleet Credit Agreement of $1.6 million, is being amortized over the life of the Fleet Credit Agreement through January 2008.

      The write-off of deferred financing costs associated with the early extinguishment of the credit agreement that had existed prior to the Deutsche Bank Credit Agreement, previously recorded as an extraordinary loss on early extinguishment of debt (net of tax) in 2001, has been reclassified as interest expense with the related tax benefit recorded in the benefit (provision) for income taxes from continuing operations.

Note 11. CONVERTIBLE PREFERRED STOCK

      As discussed in Note 3 above, KKTY purchased from Katy 700,000 shares of newly issued Convertible Preferred Stock, $100 par value per share, which is convertible into 11,666,666 common shares, for an aggregate purchase price of $70.0 million. The Convertible Preferred shares are entitled to a 15% payment in kind (PIK) dividend (that is, dividends in the form of additional shares of Convertible Preferred Stock), compounded annually, which started accruing on August 1, 2001, and was paid on both August 1, 2002 (105,000 convertible preferred shares, equivalent to 1,745,240 common shares), and on August 1, 2003 (120,750 convertible preferred shares, equivalent to 2,017,335 common shares), and will be payable on August 1, 2004, and on December 31, 2004. No dividends will accrue or be payable after December 31, 2004. If converted, the 11,666,666 common shares, along with the 4,732,730 equivalent common shares paid (3,762,575) and accrued (970,155) PIK dividends through December 31, 2003, would represent 66% of the outstanding shares of common stock as of December 31, 2003, excluding outstanding options. If the holder continues to hold the Convertible Preferred Stock through December 2004, it will receive an additional 147,974 shares of Convertible Preferred Stock, which would be convertible into an additional 2,466,285 shares of common stock. The shares of common stock issuable on the conversion of the Convertible Preferred Stock issued at closing, together with the shares of common stock issuable on the conversion of the Convertible Preferred Stock issued through the PIK dividend, would represent 69% of the outstanding common shares of common stock, excluding outstanding options. The accruals of the PIK dividends were recorded as a charge to Accumulated Deficit and/or Additional Paid-in Capital and an increase to Convertible Preferred Stock. The dividends were recorded at fair value, reduced earnings available to common shareholders in the calculation of basic earnings per share, and are presented on the Consolidated Statements of Operations as an adjustment to arrive at net loss available to common shareholders.

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

Note 12. EARNINGS PER SHARE

      The Company's diluted earnings per share were calculated using the treasury stock method in accordance with SFAS No. 128, Earnings Per Share. The basic and diluted earnings per share (EPS) calculations are as follows:

For the Year Ended December 31,                                                 2003            2002            2001
-------------------------------                                              -----------     -----------     -----------
Basic and Diluted EPS:
      Loss from continuing operations                                        $   (18,887)    $   (53,083)    $   (65,464)
      Gain on early redemption of preferred interest of subsidiary                 6,560              --           6,600
      Payment-in-kind dividends on convertible preferred stock                   (12,811)        (11,136)         (4,459)
                                                                             -----------     -----------     -----------
      Loss from continuing operations attributable to common stockholders        (25,138)        (64,219)        (63,323)
      Discontinued operations, net of tax                                          9,523          (1,152)          2,202
      Cumulative effect of a change in accounting principle, net of tax               --          (2,514)             --
                                                                             -----------     -----------     -----------
          Net loss attributable to common stockholders                       $   (15,615)    $   (67,885)    $   (61,121)
                                                                             ===========     ===========     ===========

Weighted average shares - Basic and Diluted                                        8,215           8,371           8,393

Per share amount:
      Loss from continuing operations attributable to common stockholders    $     (3.06)    $     (7.67)    $     (7.54)
      Discontinued operations, net of tax                                           1.16           (0.14)           0.26
      Cumulative effect of a change in accounting principle, net of tax               --           (0.30)             --
                                                                             -----------     -----------     -----------
      Net loss attributable to common stockholders                           $     (1.90)    $     (8.11)    $     (7.28)
                                                                             ===========     ===========     ===========

      As of December 31, 2003 and 2002, 1,605,000 and 150,000 options were in-the-money and 194,200 and 1,800,750 options were out-of-the money, respectively. At December 31, 2003, 925,750 convertible preferred shares were outstanding, along with 58,207 convertible preferred shares accrued through paid in kind dividends, which were in total convertible into 16,399,396 shares of Katy common stock. At December 31, 2002, 805,000 convertible preferred shares were outstanding, along with 50,947 convertible preferred shares accrued through PIK dividends, which were convertible into 14,265,812 shares of Katy common stock. At December 31, 2001, 700,000 convertible preferred shares were outstanding, along with 44,301 convertible preferred shares accrued through paid in kind dividends, which were in total convertible into 12,405,041 shares of Katy common stock. In-the-money options and convertible preferred shares were not included in the calculation of diluted earnings per share in any period presented because of their anti-dilutive impact as a result of the Company's net loss position.

Note 13. RETIREMENT BENEFIT PLANS

      Pension and Other Postretirement Plans

      Several subsidiaries have pension plans covering substantially all of their employees. These plans are noncontributory, defined benefit pension plans. The benefits to be paid under these plans are generally based on employees' retirement age and years of service. The companies' funding policies, subject to the minimum funding requirements of employee benefit and tax laws, are to contribute such amounts as determined on an actuarial basis to provide the plans with assets sufficient to meet the benefit obligations. Plan assets consist primarily of fixed income investments, corporate equities and government securities. The Company also provides certain health care and life insurance benefits for some of its retired employees. The post-retirement health plans are unfunded. Katy uses an annual measurement date as of December 31 for the majority of its pension and other postretirement benefit plans for all years presented. Information regarding the Company's pension and other postretirement benefit plans as of December 31, 2003 are as follows:

                                                      Pension Benefits            Other Benefits
                                                     --------------------      --------------------
                                                      2003         2002         2003          2002
                                                     -------      -------      -------      -------
                                                                 (Thousands of dollars)
Change in benefit obligation:
Benefit obligation at beginning of year              $ 2,595      $ 2,085      $ 2,506      $ 2,446
Service cost                                              29          111           26           21
Interest cost                                            144          150          169          180
Plan amendments                                         (189)         255           --           --
Actuarial loss                                            20          192          242          170
Settlement                                                --           --           --           --
Benefits paid                                           (991)        (198)        (330)        (311)
                                                     -------      -------      -------      -------
Benefit obligation at end of year                    $ 1,608      $ 2,595      $ 2,613      $ 2,506
                                                     =======      =======      =======      =======

Change in plan assets:
Fair value of plan assets at beginning of year       $ 1,860      $ 1,713      $    --      $    --
Actuarial return on plan assets                          152          (11)          --           --
Employer contributions                                   414          356          330          311
Settlement                                                --           --           --           --
Benefits paid                                           (991)        (198)        (330)        (311)
                                                     -------      -------      -------      -------
Fair value of plan assets at end of year             $ 1,435      $ 1,860      $    --      $    --
                                                     =======      =======      =======      =======

Reconciliation of prepaid (accrued) benefit cost:
Funded status                                        $  (173)     $  (735)     $(2,613)     $(2,506)
Unrecognized net actuarial loss (gain)                   645          892          240         (538)
Unrecognized prior service cost                           --           --          190          785
Unrecognized net transition asset                         --           27           --           --
                                                     -------      -------      -------      -------
Prepaid (accrued) benefit cost                       $   472      $   184      $(2,183)     $(2,259)
                                                     =======      =======      =======      =======

Amount recognized in financial statements:
Prepaid benefit cost                                 $   151      $   194      $    --      $    --
Accrued benefit liability                               (356)        (698)      (2,183)      (2,259)
Intangible assest                                         --           --           --           --
Accumulated other comprehensive income                   677          688           --           --
                                                     -------      -------      -------      -------
Total recognized                                     $   472      $   184      $(2,183)     $(2,259)
                                                     =======      =======      =======      =======

Components of net periodic benefit cost:
Service cost                                         $    29      $   111      $    26      $    21
Interest cost                                            144          149          169          180
Expected return on plan assets                          (147)        (144)          --           --
Amortization of net transition asset                       3            9           --           --
Amortization of prior service cost                        --           --           60           60
Amortization of net gain                                  65           67           --            1
Curtailment/settlement recognition                        33          605           --          535
                                                     -------      -------      -------      -------
Net periodic benefit cost                            $   127      $   797      $   255      $   797
                                                     =======      =======      =======      =======

Assumptions as of December 31:
Discount rates                                          6.25%        6.75%        6.75%        7.50%
Expected return on plan assets                          6.75%        8.00%         N/A          N/A
Assumed rates of compensation increases                 0-5%         0-5%          N/A          N/A

Impact of one-percent increase in health care trend rate:
Increase in accumulated postretirement benefit obligation       $ 166      $ 169
Increase in service cost and interest cost                      $  11      $  11
Impact of one-percent decrease in health care trend rate:
Decrease in accumulated postretirement benefit obligation       $ 133      $ 135
Decrease in service cost and interest cost                      $   9      $   9

      The assumed health care cost trend rate used in measuring the accumulated post-retirement benefit obligation as of December 31, 2003 was 7% in 2004 grading to 5% by 2009. Accrued benefit liability, net of prepaid benefit costs, were included in accrued expenses or other liabilities in the Consolidated Balance Sheets at December 31, 2003 and 2002.

      In determining the expected return on plan assets, the Company considers the relative weighting of plan assets, the historical performance of total plan assets and individual asset classes and economic and other indictors of future performance. In addition, the Company may consult with and consider the opinions of financial and other professionals in developing appropriate return benchmarks.

      The allocation of pension plan assets is as follows:

                           Target                    Percentage of
                         Allocation                   Plan Assets

Asset Category              2004               2003                2002
-----------------         --------            -------             ------
Equity Securities         25 - 35%              32%                 22%
Debt Securities           65 - 75%              68%                 78%
Real estate                0 - 2%                0%                  0%
Other                      0 - 2%                0%                  0%

                                               100%                100%

      Assets are rebalanced to the target asset allocation at least once per quarter.

      There are no required contributions to the pension plans for 2004 and as a result, Katy does not anticipate making any contributions in 2004.

      In addition to the plans described above, in 1993 the Company's Board of Directors approved a retirement compensation program for certain officers and employees of the Company and a retirement compensation arrangement for the Company's then Chairman and Chief Executive Officer. The Board approved a total of $3.5 million to fund such plans. This amount represented the best estimate of the obligation that vested immediately upon Board approval and is to be paid for services rendered to date. The Company had $2.4 million and $2.7 million recorded in accrued compensation and other liabilities at December 31, 2003 and December 31, 2002, respectively, for this obligation.

      401(k) Plans

      The Company offers its employees the opportunity to voluntarily participate in one of two 401(k) plans administered by the Company or one of its subsidiaries. On January 1, 2002, Katy consolidated certain of its 401(k) plans and reduced the number of plans within the Company from five to two. The Company makes matching and other contributions in accordance with the provisions of the plans and, under certain provisions, at the discretion of the Company. The Company made annual matching and other contributions of $0.6 million, $0.5 million and $0.4 million in 2003, 2002 and 2001, respectively.

Note 14. PREFERRED INTEREST OF SUBSIDIARY

      Upon the Company's purchase of the common interest of Contico International L.L.C (now CCP) on January 8, 1999, Newcastle Industries, Inc. (Newcastle) retained a preferred interest in CCP, represented by 329 preferred units, each with a stated value of $100,000, for an aggregate stated value of $32.9 million. The preferred interest yielded an 8% cumulative annual return on its stated value while outstanding, payable quarterly in cash. In connection with the Recapitalization, the Company entered into an agreement with Newcastle to redeem at a 40% discount 165 preferred units, plus accrued distributions thereon, which, as disclosed above, had a stated value prior to the Recapitalization of $32.9 million. Katy utilized approximately $10.2 million of the proceeds from the Recapitalization for the purpose of redeeming the 165 preferred units. The holder of the preferred interest retained 164 preferred units, or a stated value of $16.4 million. The difference between the amount paid on redemption and the stated value of preferred interest redeemed ($6.6 million, plus $0.1 million of tax benefit) was recognized as an increase to Additional Paid-in Capital on the Consolidated Statements of Stockholders' Equity, and was a reduction to the net loss attributable to common stockholders in the calculation of basic earnings per share in 2001.

      In connection with the Fleet Credit Agreement completed in February 2003, the remaining 164 preferred units were redeemed early at a similar 40% discount. The difference between the amount paid on redemption and the stated value of preferred interest redeemed was recognized as an increase to Additional Paid-in Capital on the Consolidated Statements of Stockholders' Equity, and was a reduction to the net loss attributable to common stockholders in the calculation of basic earnings per share in 2003.

Note 15. STOCKHOLDERS' EQUITY

      Share Repurchase

      On April 20, 2003, the Company announced a plan to spend up to $5.0 million to repurchase shares of its common stock. During 2003, the Company repurchased 482,800 shares of its common stock on the open market for approximately $2.5 million. The Company suspended this plan in November 2003. The Company did not repurchase any of its shares during 2002 and repurchased 3,175 shares in 2001.

      Rights Plan

      In January 1995, the Board of Directors adopted a Stockholder Rights Agreement and distributed one right for each outstanding share of the Company's common stock (not otherwise exempted under the terms of the agreement). The rights entitle the stockholders to purchase, upon certain triggering events, shares of either the Company's common stock or any acquiring company's stock, at a reduced price. The rights are not and will not become exercisable unless certain change of control events or increases in certain parties' percentage ownership occur. Consistent with the intent of the Rights Agreement, a shareholder who caused a triggering event would not be able to exercise their rights. If stockholders were to exercise rights, the effect would be to increase the percentage ownership stakes of those not causing the triggering event, while decreasing the percentage ownership stake of the party causing the triggering event. The Rights Agreement was amended on June 2, 2001 to clarify that the Recapitalization was not a triggering event under the Rights Agreement. As of December 31, 2003, there are 7,880,877 rights outstanding, of which none are currently exercisable.

      Restricted Stock Grant

      During 2000 and 1999, the Company issued restricted stock grants in the amount of 3,000 and 45,100 shares, respectively, to certain key employees of the Company. These stock grants vest over a three-year period, of which 25% vested immediately upon distribution. As a result of restricted stock grants, the Company has recognized compensation expense for 2003, 2002 and 2001 in the amount of $13.0 thousand, $0.1 million, and $0.3 million, respectively. As of December 31, 2003, all compensation expense associated with restricted stock grants has been earned and expensed.

      Director Stock Grant

      During 2003, 2002 and 2001, the Company granted all independent, non-employee directors 500 shares of Company common stock as part of their compensation. The total grant to the directors for the years ended December 31, 2003, 2002 and 2001 was 1,500 shares for each respective period.

      Stock Options and Stock Appreciation Rights

      On November 21, 2002, the Board of Directors approved the 2002 Stock Appreciation Rights Plan (the "2002 SAR Plan"), authorizing the issuance of up to 1,000,000 stock appreciation rights (SARs). Vesting of the SARs occurs ratably over three years from the date of issue. The 2002 SAR Plan provides limitations on redemption by holders, specifying that no more than 50% of the cumulative number of vested SARs held by an employee could be exercised in any one calendar year. The SARs expire ten years from the date of issue. The Board approved grants on November 22, 2002, of 917,175 SARs to 60 individuals with an exercise price of $3.15, which equaled the market price of Katy's stock on the grant date. In addition, 50,000 SARs were granted to four individuals during 2003. At December 31, 2003, Katy had 532,258 SARS outstanding at a weighted average exercise price of $3.23. Compensation expense associated with the vesting of stock appreciation rights was $1.0 million and $13.0 thousand in 2003 and 2002, respectively. The 2002 SAR Plan also provides that in the event of a Change in Control of the Company, all outstanding SARs may become fully vested. In accordance with the 2002 SAR Plan, a "Change in Control" is deemed to have occurred upon any of the following events: 1) a sale of 100 percent of the Company's outstanding capital stock, as may be outstanding from time to time; 2) a sale of all or substantially all of the Company's operating subsidiaries or assets; or 3) a transaction or series of transactions in which any third party acquires an equity ownership in the Company greater than that held by KKTY Holding Company, L.L.C. and in which Kohlberg & Co., L.L.C. relinquishes its right to nominate a majority of the candidates for election to the Board of Directors.

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

      Under the 1997 Incentive Plan, 204,473 SARs have been granted and will become exercisable at any time up to and including January 22, 2005, the Company's average closing stock price over a 45 calendar day period has equaled or exceeded $53.80 per share. During 2002 and 2001, 159,745 of these SARs were cancelled due to employee terminations; 44,728 remain outstanding. An additional 163,579 SARs have been granted and will become exercisable at such time, up to and including January 22, 2005, the Company's average closing stock price over a 45-calendar day period has equaled or exceeded $53.80 per share. During 2001 and 2002, 127,796 of these SARS were cancelled due to employee terminations; 35,783 remain outstanding. All SARs which have met the performance goals above, as the case may be, will expire December 9, 2007. As a result of the underlying stock price, no compensation expense was recorded in 2003, 2002 or 2001. The exercise price of each SAR is $19.56. Katy would record compensation expense for each SAR to the extent its stock price were to exceed $19.56.

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

      Employment Agreements and Stock Option Grants

      On June 28, 2001, the Company entered into an employment agreement with C. Michael Jacobi, its President and Chief Executive Officer. To induce Mr. Jacobi to enter into the employment agreement, on June 28, 2001, the Compensation Committee of the Board of Directors approved the Katy Industries, Inc. 2001 Chief Executive Officer's Plan. Under this plan, Mr. Jacobi was granted 978,572 stock options. Mr. Jacobi was also granted 71,428 stock options under the Company's 1997 Incentive Plan. The options vest unconditionally (assuming continued employment) in nine years from the date of the grant.

      On September 4, 2001, the Company entered into an employment agreement with Amir Rosenthal, its Vice President, Chief Financial Officer, General Counsel and Secretary. To induce Mr. Rosenthal to enter into the employment agreement, on September 4, 2001, the Compensation Committee of the Board of Directors approved the Katy Industries, Inc. 2001 Chief Financial Officer's Plan. Under this plan, Mr. Rosenthal was granted 123,077 stock options. Mr. Rosenthal was also granted 76,923 stock options under the Company's 1995 Incentive Plan. All stock options granted to Mr. Rosenthal may vest over a three year period provided that certain performance measures are met in each year. However, the performance measures were not met in 2003 or 2002. The options vest unconditionally (assuming continued employment) in nine years from the date of grant.

      The following table summarizes option activity under each of the 1997 Incentive Plan, 1995 Incentive Plan, the Chief Executive Officer's Plan, the Chief Financial Officer's Plan and the Directors Plan:

                                                                                                 Weighted
                                                                                                  Average              Weighted
                                                                                                 Remaining             Average
                                                                                                Contractual            Exercise
                                                 Options             Exercise Price                Life                 Price
                                                 -------             --------------                ----                 -----
Outstanding at December 31, 2000                     763,800         $ 8.50 - 19.56             7.20 years             $12.07

Granted                                            1,429,000         $ 3.02 - 4.74                                      $4.04
Exercised                                                 --                -                                              --
Canceled                                            (314,150)        $ 8.50 - 18.13                                    $11.72
                                              --------------

Outstanding at December 31, 2001                   1,878,650         $ 3.02 - 19.56             8.83 years              $6.03

Granted                                              295,000         $ 3.11 - 5.15                                      $3.65
Exercised                                                 --                -                                              --
Canceled                                            (222,900)        $ 8.50 - 19.56                                    $12.38
                                              --------------

Outstanding at December 31, 2002                   1,950,750         $ 3.02 - 19.56             8.27 years              $4.94
                                              ==============

Granted                                               36,000         $ 4.31 - 4.85                                      $4.76
Exercised                                                 --                -                                              --
Canceled                                            (187,550)        $ 3.11 - 19.56                                     $5.05
                                              --------------

Outstanding at December 31, 2003                   1,799,200         $ 3.02 - 19.56             7.28 years              $4.92
                                              ==============

Vested and Exercisable at December 31, 2003          260,534
                                              ==============

Available to grant as of December 31, 2003           310,339
                                              ==============

      The following table summarizes information about stock options outstanding at December 31, 2003:

                                Options Outstanding                                                Options Excercisable
                       ----------------------------------------------------------------------------------------------------------
                                                Weighted-
                           Number                Average                Weighted-                Number                Weighted-
Range of Exercise      Outstanding at           Remaining            Average Exercise        Exerciseable at       Average Exercise
     Prices              12/31/2003          Contractual Life             Price                12/31/2003                Price
---------------------------------------------------------------------------------------------------------------------------------
  $3.02 - 5.15                 1,605,000           7.71                    $ 4.05                68,334                   $ 3.58
  $8.50 - 10.50                   92,400           3.81                      9.35                90,400                     9.35
 $13.19 - 13.50                   63,900           2.96                     13.23                63,900                    13.23
 $16.13 - 19.50                   37,900           5.32                     17.20                37,900                    17.20
                       ----------------------------------------------------------------------------------------------------------
                               1,799,200           7.28                    $ 4.92               260,534                   $10.39
                       ==========================================================================================================

      During 2001, the Company promised to grant a non-employee consultant 200,000 options to purchase common stock. As of December 31, 2001, this grant had not occurred. However, the Company recorded compensation expense, with a corresponding increase to Additional Paid in Capital, of $0.5 million during 2001 representing the fair value of options promised determined using a binomial option-pricing model. During 2002, the non-employee consultant was awarded 200,000 SARs under the 1997 Incentive Plan, in lieu of a grant of stock options. As of December 31, 2002 and 2003, these SARs were out-of-the-money. Therefore, the $0.5 million of compensation expense was reversed during 2002 and no compensation expense related to this award was recorded in 2003.

      Please refer to Note 2 for a discussion of accounting for stock awards, and related fair value and pro forma earnings disclosures.

Note 16. INCOME TAXES

      The provision for income taxes from continuing operations is based on the following pre-tax income:

                                                          2003         2002         2001
                                                        --------     --------     --------
                                                              (Thousands of Dollars)
Domestic                                                $(21,662)    $(48,112)    $(87,164)
Foreign                                                     (303)       4,104        1,217
                                                        --------     --------     --------
    Total                                               $(21,965)    $(44,008)    $(85,947)
                                                        ========     ========     ========

      The (benefit) provision for income taxes from continuing operations consists of the following:

                                                          2003        2002         2001
                                                        --------     --------     --------
                                                               (Thousands of Dollars)
Current tax (benefit) provision:
    Federal                                             $ (5,084)    $ (2,080)    $    (34)
    State                                                    970          337          208
    Foreign                                                  956        1,466          957
                                                        --------     --------     --------
       Total                                            $ (3,158)    $   (277)    $  1,131
                                                        --------     --------     --------

Deferred tax (benefit) provision:
    Federal                                             $     --     $  6,772     $(20,032)
    State                                                     --        1,185       (2,905)
    Foreign                                                   --         (198)          49
                                                        --------     --------     --------
       Total                                            $     --     $  7,759     $(22,888)
                                                        --------     --------     --------

Total (benefit) provision from continuing operations    $ (3,158)    $  7,482     $(21,757)
                                                        ========     ========     ========

      Actual income taxes reported from continuing operations are different than would have been computed by applying the federal statutory tax rate to income from continuing operations before income taxes. The reasons for this difference are as follows:

                                                           2003         2002         2001
                                                         --------     --------     --------
                                                                (Thousands of Dollars)
(Benefit) provision for income taxes at statutory rate   $ (7,688)    $(15,403)    $(30,081)
   State income taxes, net of federal benefit                 631          219         (717)
   Foreign tax rate differential                            1,062           --           --
   Foreign tax credits                                       (406)          --           --
   Amortization of negative goodwill                           --           --         (596)
   Preferred interest of subsidiary                            --         (281)         686
   Discontinued operations                                     --       (3,638)        (925)
   Cumulative effect of a change in accounting principle       --        1,676           --
   Valuation allowance adjustments                          6,222       24,895        9,748
   Reduction of tax reserves                               (2,837)          --           --
   Other, net                                                (142)          14          128
                                                         --------     --------     --------
Net (benefit) provision for income taxes                 $ (3,158)    $  7,482     $(21,757)
                                                         ========     ========     ========

      The significant component of the Company's deferred income tax liabilities and assets are as follows:

                                                            2003         2002
                                                          --------     --------
                                                          (Thousands of Dollars)
Deferred tax liabilities
  Waste-to-energy facility                                $ (7,390)    $ (9,172)
  Inventory costs                                           (2,362)      (2,263)
  Undistributed earnings of equity investees                    --       (1,699)
                                                          --------     --------
                                                          $ (9,752)    $(13,134)
                                                          ========     ========
Deferred tax assets
  Allowance for doubtful receivables                      $    956     $  1,943
  Accrued expenses and other items                          16,622       20,566
  Difference between book and tax basis of property          8,509        7,445
  Operating loss carry-forwards - domestic                  26,288       22,747
  Operating loss carry-forwards - foreign                      492          543
  Tax credit carry forwards                                  3,056        2,718
                                                          --------     --------
                                                            55,923       55,962
  Less valuation allowance                                 (46,171)     (42,828)
                                                          --------     --------
                                                             9,752       13,134
                                                          --------     --------
  Net deferred income tax asset (liability)               $     --     $     --
                                                          ========     ========

      At December 31, 2003, the Company had approximately $59.0 million of federal net operating loss carry-forwards ("Federal NOLs"), which will expire in years 2020 through 2023 if not utilized prior to that time. Due to tax laws governing change in control events and their relation to the Recapitalization, approximately $28.0 million of the Federal NOLs are subject to certain limitations as to the amount that can be used to offset taxable income in any single year. The remainder of the Company's domestic and foreign net operating loss carry-forwards relate to certain U.S. operating subsidiaries, primarily SESCO, and the Company's Canadian operations, respectively, and can only be used to offset income from these operations. At December 31, 2003, the Company's Canadian subsidiaries have Canadian net operating loss carry-forwards of approximately $1.4 million that expire in the years 2004 through 2010. SESCO has state net operating loss carry-forwards of $42.8 million at December 31, 2002 that expire in the years 2004 through 2019. The tax credit carry-forwards relate to United States federal minimum tax credits of $1.2 million that have no expiration date, general business credits of $0.1 million that expire in years 2011 through 2022, and foreign tax credit carryovers of $1.7 million that expire in the years 2004 through 2008.

      During 2002, the Company realized a tax benefit of $2.1 million as a result of a change in federal tax law that governs the utilization of Federal NOLs. The Company offset this tax benefit to increase its valuation allowance.

      The valuation allowance relates to federal, state and foreign net operating loss carry-forwards, foreign and domestic tax credits, and other deferred tax assets to the extent they exceed deferred tax liabilities. Katy's history of operating losses provides significant negative evidence with respect to the Company's ability to generate future taxable income, a requirement in order to recognize deferred tax assets on the Consolidated Balance Sheets. For this reason, the Company was unable to conclude that it was more likely that not that NOLs and other deferred tax assets would be utilized in the future.

Note 17. LEASE OBLIGATIONS

      The Company, a lessee, has entered into non-cancelable leases for manufacturing and data processing equipment and real property with lease terms of up to ten years. Future minimum lease payments as of December 31, 2003 are as follows:

         2004                                                 $ 9,412
         2005                                                   7,972
         2006                                                   5,762
         2007                                                   4,945
         2008                                                   3,932
         Later years                                            1,869
                                                              -------
           Total minimum payments                             $33,892
                                                              =======

      Liabilities totaling $6.9 million were recorded on the Consolidated Balance Sheets at December 31, 2003, related to leased facilities that have been abandoned. These facilities were abandoned as cost saving measures as a result of efforts to restructure the Company's operations. These liabilities are stated at fair value (i.e., discounted), and include estimates of sub-lease revenue. See Note 21 for further detail on accrued amounts in both current and long-term liabilities related to non-cancelable, abandoned, leased facilities.

      Rental expense for 2003, 2002 and 2001 for operating leases was $10.0 million, $12.5 million and $13.6 million, respectively. Also, $3.6 million of rent was paid and charged against liabilities in 2003 for non-cancelable leases at facilities abandoned as a result of restructuring initiatives.

Note 18. RELATED PARTY TRANSACTIONS

      In connection with the Contico International, L.L.C. (now CCP) acquisition on January 8, 1999, the Company entered into building lease agreements with Newcastle. Lester Miller, the former owner of CCP, and a Katy director from 1999 to 2000, is the majority owner of Newcastle. Since the acquisition of CCP, several additional properties utilized by CCP are leased directly from Lester Miller. Rental expense for these properties approximates historical market rates. Related party rental expense for the years ending December 31, 2003, 2002 and 2001 was approximately $0.5 million, $0.8 million and $1.5 million, respectively.

      The Company paid Newcastle $0.1 million, $1.3 million and $2.0 million of preferred dividends for the years ended December 31, 2003, 2002 and 2001, respectively, on the preferred units of CCP held by The decreases in dividends were due to the early redemption at a 40% discount, of half of the preferred interest at the time of the Recapitalization in June 2001. On February 3, 2003, the remainder of the preferred interest was redeemed at a 40% discount. See Note 14.

      Kohlberg, whose affiliate holds all 925,750 shares of our Convertible Preferred Stock, provides ongoing management oversight and advisory services to Katy. We paid $0.5 million, $0.5 million and $0.3 million for such services in 2003, 2002 and 2001, respectively, and expect to pay $0.5 million annually in future years. Such amounts are recorded in selling, general and administrative expenses in the Consolidated Statements of Operations.

Note 19. INDUSTRY SEGMENTS AND GEOGRAPHIC INFORMATION

      The Company is a manufacturer and distributor of a variety of industrial and consumer products, including sanitary maintenance supplies, coated abrasives, and electrical products. Principal markets are in the United States, Canada, and Europe and include the sanitary maintenance, restaurant supply, retail, electronic, automotive, and computer markets. These activities are grouped into two industry segments: Electrical Products and Maintenance Products. During 2003, Wal*Mart and Lowe's accounted for 17% and 11%, respectively, of consolidated net sales. Sales to Wal*Mart are made by six separate operating divisions (Woods, Consumer, Glit/Microtron, Woods Canada, Wilen and Jan/San). Sales to Lowe's are made by two separate business units (Woods and Consumer). However, a significant loss of business at either of these retail outlets could have a material adverse impact on the Company's results. The table below and the narrative that follows summarize the key factors in the year-to-year changes in operating results.

                                                                                            Years Ended December 31,
                                                                                 -------------------------------------------------
                                                                                    2003               2002                2001
                                                                                 ----------         ----------          ----------
                                                                                               (Thousands of dollars)
Maintenance Products Group
        Net external sales                                                       $  285,289         $  300,336          $  311,574
        Operating loss                                                               (7,924)           (22,736)            (41,589)
        Operating deficit                                                             (2.8%)             (7.6%)             (13.3%)
        Impairments of long-lived assets                                             11,516             20,812              36,087
        Severance, restructuring and related charges                                  5,720             13,629               3,489
        Depreciation and amortization                                                20,162             17,625              19,414
        Capital expenditures                                                         12,366              9,228               9,975
        Total assets                                                                176,214            195,121             228,482

Electrical Products Group
        Net external sales                                                       $  151,121         $  144,242          $  130,949
        Operating income (loss)                                                      13,026              2,874                (166)
        Operating margin                                                               8.6%               2.0%               (0.1%)
        Impairments of long-lived assets                                                364                392               1,565
        Severance, restructuring and related charges                                  2,083              5,239               1,552
        Depreciation and amortization                                                 1,217              1,484                 220
        Capital expenditures                                                            833                601                 301
        Total assets                                                                 51,353             48,228              51,591

        Net external sales                           -  Operating segments       $  436,410         $  444,578          $  442,523
                                                     -  Other [a]                        --              1,177               4,585
                                                                                 ----------         ----------          ----------
                                                        Total                    $  436,410         $  445,755          $  447,108
                                                                                 ==========         ==========          ==========

        Operating income (loss)                      -  Operating segments       $    5,102         $  (19,862)         $  (41,755)
                                                     -  Other [a]                        --             (6,989)             (9,782)
                                                     -  Unallocated corporate       (14,007)           (10,998)            (21,239)
                                                                                 ----------         ----------          ----------
                                                        Total                    $   (8,905)        $  (37,849)         $  (72,776)
                                                                                 ==========         ==========          ==========

        Impairments of long-lived assets             -  Operating segments       $   11,880         $   21,204          $   37,652
                                                     -  Other [a]                        --                 --               9,817
                                                                                 ----------         ----------          ----------
                                                        Total                    $   11,880         $   21,204          $   47,469
                                                                                 ==========         ==========          ==========

        Severance, restructuring and related charges -  Operating segments       $    7,803         $   18,868          $    5,041
                                                     -  Other [a]                        --                207                  --
                                                     -  Unallocated corporate           329                 80               8,339
                                                                                 ----------         ----------          ----------
                                                        Total                    $    8,132         $   19,155          $   13,380
                                                                                 ==========         ==========          ==========

        Depreciation and amortization                -  Operating segments       $   21,379         $   19,109          $   19,634
                                                     -  Other [a]                        --                 --                 225
                                                     -  Unallocated corporate           575                150                 357
                                                                                 ----------         ----------          ----------
                                                        Total                    $   21,954         $   19,259          $   20,216
                                                                                 ==========         ==========          ==========

        Capital expenditures                         -  Operating segments       $   13,199         $    9,829          $   10,276
                                                     -  Other [a]                        --                 --                 524
                                                     -  Unallocated corporate           125                158                 179
                                                     -  Discontinued operations         111                132               1,587
                                                                                 ----------         ----------          ----------
                                                        Total                    $   13,435         $   10,119          $   12,566
                                                                                 ==========         ==========          ==========

        Total assets                                 -  Operating segments       $  227,567         $  243,349          $  280,073
                                                     -  Other [a]                     1,627              7,626               8,995
                                                     -  Unallocated corporate        12,514             13,185              25,942
                                                     -  Discontinued operations          --             11,817              32,945
                                                                                 ----------         ----------          ----------
                                                        Total                    $  241,708         $  275,977          $  347,955
                                                                                 ==========         ==========          ==========

[a] Amounts shown as "other" represent items associated with Katy's waste-to-energy facility, its equity investment in the shrimp harvesting and farming operation and Thorsen Tools (a business sold in 2001).

      The Company operates businesses in the United States and foreign countries. The operations for 2003, 2002 and 2001 of businesses within major geographic areas are summarized as follows:

                                                                         Europe
                                    United                            (Excluding
(Thousands of Dollars)              States      Canada       U.K.        U.K.)      Other    Consolidated
                                   --------    --------    --------    --------    --------  ------------
2003:
Sales to unaffiliated customers    $351,796    $ 42,765    $ 32,333    $  5,167    $  4,349    $436,410
Total assets                       $191,599    $ 23,260    $ 26,615    $     --    $    234    $241,708

2002:
Sales to unaffiliated customers    $367,427    $ 40,486    $ 28,121    $  5,376    $  4,345    $445,755
Total assets                       $235,802    $ 16,616    $ 23,559    $     --    $     --    $275,977

2001:
Sales to unaffiliated customers    $379,455    $ 36,410    $ 26,499    $    655    $  4,089    $447,108
Total assets                       $302,383    $ 21,455    $ 22,313    $    880    $    924    $347,955

      Net sales for each geographic area include sales of products produced in that area and sold to unaffiliated customers, as reported in the Consolidated Statements of Operations.

Note 20.  COMMITMENTS AND CONTINGENCIES

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

      In December 1996, Banco del Atlantico ("plaintiff"), a bank located in Mexico, filed a lawsuit in Texas against Woods, a subsidiary of Katy, and against certain past and/or then present officers, directors and former owners of Woods (collectively, "defendants"). The plaintiff alleges that the defendants participated in violations of the Racketeer Influenced and Corrupt Organizations Act ("RICO") involving allegedly fraudulently obtained loans from Mexican banks, including the plaintiff, and "money laundering" of the proceeds of the illegal enterprise. In its recently-filed Amended Complaint, the plaintiff also alleges violations of the Indiana RICO and Crime Victims Act. All of the foregoing is alleged to have occurred prior to Katy's purchase of Woods.

      The plaintiff alleges that it made loans to a Mexican corporation controlled by certain past officers and directors of Woods based upon fraudulent representations and guarantees. In addition to its fraud, conspiracy, and RICO claims, the plaintiff seeks recovery upon certain alleged guarantees purportedly executed by Woods Wire Products, Inc., a predecessor company from which Woods purchased certain assets in 1993. The primary legal theories under which the plaintiff seeks to hold Woods liable for its alleged damages are respondeat superior, conspiracy, successor liability, or a combination of the three.

      On March 31, 2003, the Southern District of Texas court ordered that the case be transferred to the Southern District of Indiana on the ground that Indiana has a closer relationship to this case than Texas.

      The case is currently pending in the Southern District of Indiana. The plaintiff filed its Amended Complaint on December 17, 2003. Pursuant to court order, the defendants filed motions to dismiss the Amended Complaint on February 17, 2004. All defendants have moved to dismiss the Amended Complaint and all claims contained within it on grounds of forum non conveniens and comity. All defendants have also moved to dismiss the Indiana RICO and Indiana Crime Victims Act claims as barred by the applicable statutes of limitations. Additionally, Woods and certain other defendants have separately moved to dismiss certain claims of the Amended Complaint pursuant to Federal Rules of Civil Procedure 12(b)(6) and 9(b) for failure to state a claim upon which relief can be granted. The plaintiff's responses to these motions to dismiss have not yet been filed. The parties are currently engaged in discovery, and the trial of the action (assuming any is needed) is scheduled for January 2006.

      The plaintiff is claiming damages in excess of $24 million and is requesting that damages be trebled under Indiana and federal RICO, and/or the Indiana Crime Victims Act. Because defendants' motions to dismiss have not yet been briefed and certain jurisdictional issues have not yet been fully adjudicated, it is not possible at this time for the Company to reasonably determine an outcome or accurately estimate the range of potential exposure. Katy may have recourse against the former owner of Woods and others for, among other things, violations of covenants, representations and warranties under the purchase agreement through which Katy acquired Woods, and under state, federal and common law. Woods may also have indemnity claims against the former officers and directors. In addition, there is a dispute with the former owners of Woods regarding the final disposition of amounts withheld from the purchase price, which may be subject to further adjustment as a result of the claims by the plaintiff. The extent or limit of any such adjustment cannot be predicted at this time. An adverse judgment in this matter could have a material impact on the Company's results of operations, liquidity and financial position if the Company were not able to exercise recourse against the former owner of Woods.

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

Note 21. SEVERANCE, RESTRUCTURING AND RELATED CHARGES

      The Company has initiated several cost reduction and facility consolidation initiatives since the Recapitalization, resulting in severance, restructuring and related charges over the past three years. A summary (by major initiative) is as follows:

                                                                     2003       2002       2001
                                                                    -------    -------    -------
Consolidation of St. Louis manufacturing/distribution facilities    $ 3,731    $11,698    $   644
Shutdown of Woods Canada manufacturing                                1,497         --         --
Consolidation of abrasives facilities                                 1,151         --         --
Senior management transition and headcount rationalization              645        670      8,292
Shutdown of Woods manufacturing                                         503      2,447        718
Consolidation of administrative functions for CCP                       314        205         --
Consultant - outsourcing                                                 84      3,588      2,326
Corporate office relocation                                              --        260        949
Other                                                                   207        287        451
                                                                    -------    -------    -------
Total severance, restructuring and related costs                    $ 8,132    $19,155    $13,380
                                                                    =======    =======    =======

      Consolidation of St. Louis manufacturing/distribution facilities - Starting in 2001, the Company developed a plan to consolidate the manufacturing and distribution of the four CCP facilities in the St. Louis area. In 2003, costs of $3.7 million related to the establishment of and adjustments to non-cancelable lease liabilities for abandoned facilities ($2.3 million), the movement of inventory and equipment to other facilities ($1.0 million) and severance ($0.4 million). During 2002, costs were incurred related to the establishment of non-cancelable lease liabilities for abandoned facilities ($10.9 million), the movement of equipment from Warson to Bridgeton ($0.5 million), and severance and other costs ($0.3 million). In 2001, costs were incurred primarily for manufacturing restructuring initiatives at Hazelwood.

      Shutdown of Woods Canada manufacturing - In December 2003, Woods Canada closed its manufacturing facility in Toronto, Ontario, after a decision was made to source all of its products from Asia. This action resulted in $1.5 million of severance payments to approximately 100 terminated employees. Woods Canada expects to incur additional costs in the first half of 2004, primarily for a non-cancelable lease accrual associated with an expected sale/leaseback transaction and idle capacity as a result of the shutdown.

      Consolidation of abrasives facilities - In 2003, the Company initiated a plan to consolidate the manufacturing facilities of its abrasives business in order to implement a more competitive cost structure. It is expected that the Lawrence, Massachusetts and the Pineville, North Carolina facilities will be closed in 2004 and those operations consolidated into the newly expanded Wrens, Georgia facility. Costs were incurred in 2003 related to preparation activities at Wrens ($0.7 million) and severance for expected terminations at the Lawrence facility ($0.4 million).

      Shutdown of Woods manufacturing - During 2002 a major restructuring occurred at the Woods business unit. After significant study and research into different sourcing alternatives, Katy decided that Woods would source all of its products from Asia. In December 2002, Woods shut down all U.S. manufacturing facilities, which were in suburban Indianapolis and in southern Indiana. In 2003, Woods incurred costs of $0.5 million primarily for an adjustment to a non-cancelable lease accrual due to a change in sub-lease assumptions. During 2002, costs of $2.4 million were incurred for severance and other exit costs, including severance, pension, and other employee-related costs associated with the employee terminations ($1.5 million), the creation of a liability for non-cancelable lease costs at abandoned production facilities ($0.8 million) and other exit costs were incurred related to facility repairs and other minor expenses ($0.1 million). In 2001, costs were incurred related to the closure of facilities in Loogootee and Bloomington, Indiana, as well as the Hong Kong office of Katy International, a subsidiary which coordinates sourcing of products from Asia.

      Senior Management Transition and Headcount Rationalization - Since the Recapitalization in 2001, the Company has performed an evaluation and rationalization of management talent. In 2003, severance costs were incurred for the elimination of certain employees at corporate ($0.3 million) and in the Maintenance Products Group ($0.3 million). The amounts recorded in 2002 principally relate to headcount reduction across the Maintenance Products Group. During 2001, costs related to the payment or accrual of severance and other expenses associated with the management transition as a result of the Recapitalization ($6.2 million), restructuring efforts that resulted in severance payments to various individuals at CCP ($1.8 million) and the remainder for additional severance within the Maintenance Products Group ($0.3 million).

      Consolidation of administrative functions for CCP - Katy has incurred various costs in 2003 and 2002 for the integration of back office and administrative functions into St. Louis, Missouri from the various operating divisions within the Maintenance Products Group. The most significant project is the centralization of the customer service functions for the CCP (Jan/San), Glit/Microtron, and Wilen businesses.

      Consultant - outsourcing - In order to achieve a more competitive cost structure, the Company has worked with consultants on sourcing and other manufacturing and production efficiency initiatives. During 2003 and 2002, fees were paid to a consultant for initiatives related primarily to sourcing products for the Woods and Woods Canada businesses and the Wilen (mop, brooms and brush) business unit. The costs in 2001 were of a similar nature and included $0.5 million for the fair value of stock appreciation rights awarded to this non-employee firm.

      Corporate office relocation - Following the Recapitalization, the Company closed the former corporate headquarters in Englewood, Colorado and an adjunct corporate office in Chicago, Illinois. A significant portion of the costs incurred in 2002 and 2001 related to non-cancelable lease accruals, moving expenses and employee relocations.

      Other - Costs in 2003 relate to the closure of CCP's metals facility in Santa Fe Springs, California. During 2002, costs were incurred for legal fees and involuntary termination benefits related to SESCO. In 2001, the Company recorded costs for the consolidation of warehouses ($0.3 million) and legal fees related to SESCO.

      The table below details activity in restructuring and related reserves since December 31, 2001.

                                                                                One-time          Contract
                                                                               Termination      Termination
                                                                  Total        Benefits [a]       Costs [b]       Other [c]
                                                              ------------     ------------     ------------     ------------
Restructuring and related liabilities at December 31, 2001    $      3,013     $      1,271     $        431     $      1,311
    Additions to restructuring liabilities                          19,155            2,616           11,826            4,713
    Payments on restructuring liabilities                           (7,669)          (1,802)          (1,372)          (4,495)
                                                              ------------     ------------     ------------     ------------
Restructuring and related liabilities at December 31, 2002    $     14,499     $      2,085     $     10,885     $      1,529
    Additions to restructuring liabilities                           8,132            3,313            2,982            1,837
    Payments on restructuring liabilities                          (14,155)          (3,828)          (7,016)          (3,311)
                                                              ------------     ------------     ------------     ------------
Restructuring and related liabilities at December 31, 2003    $      8,476     $      1,570     $      6,851     $         55
                                                              ============     ============     ============     ============

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

      The table below details activity in restructuring and related reserves by operating segment since December 31, 2001.

                                                                             Maintenance      Electrical
                                                                               Products        Products
                                                                 Total          Group            Group        Corporate
                                                              -----------     -----------     -----------     -----------
Restructuring and related liabilities at December 31, 2001    $     3,013     $       892     $     1,029     $     1,092
   Additions to restructuring liabilities                          19,155          13,537           5,155             463
   Payments on restructuring liabilities                           (7,669)         (3,745)         (2,872)         (1,052)
                                                              -----------     -----------     -----------     -----------
Restructuring and related liabilities at December 31, 2002    $    14,499     $    10,684     $     3,312     $       503
   Additions to restructuring liabilities                           8,132           5,696           2,084             352
   Payments on restructuring liabilities                          (14,155)         (9,811)         (3,647)           (697)
                                                              -----------     -----------     -----------     -----------
Restructuring and related liabilities at December 31, 2003    $     8,476     $     6,569     $     1,749     $       158
                                                              ===========     ===========     ===========     ===========

      The table below summarizes the future obligations for severance, restructuring and other related charges by operating segment detailed above:

                                            Maintenance     Electrical
                                              Products       Products
                              Total            Group           Group         Corporate
                           ----------       -----------      ----------     -----------
        2004                  $ 4,046           $ 2,680         $ 1,208           $ 158
        2005                    1,954             1,596             358              --
        2006                    1,270             1,087             183              --
        2007                      542               542              --              --
        2008                      166               166              --              --
     Thereafter                   498               498              --              --
                           ----------       -----------      ----------     -----------
   Total Payments             $ 8,476           $ 6,569         $ 1,749           $ 158
                           ==========       ===========      ==========     ===========

Note 22.    QUARTERLY RESULTS OF OPERATIONS (UNAUDITED):

2003                                                                     1st Qtr         2nd Qtr         3rd Qtr         4th Qtr
----                                                                   -----------     -----------     -----------     -----------
 Net sales as reported previously                                      $    95,840     $   105,359     $   125,901     $        --
      Discontinued operations                                               (5,388)         (3,898)             --              --
                                                                       -----------     -----------     -----------     -----------
 Net sales as adjusted                                                 $    90,452     $   101,461     $   125,901     $   118,596
                                                                       ===========     ===========     ===========     ===========

 Gross profit as reported previously                                   $    16,768     $    15,555     $    20,226     $        --
      Discontinued operations                                               (2,482)         (1,606)             --              --
                                                                       -----------     -----------     -----------     -----------
 Gross profit as adjusted                                              $    14,286     $    13,949     $    20,226     $    22,386
                                                                       ===========     ===========     ===========     ===========

 Loss from continuing operations reported previously                   $    (1,918)    $    (5,006)    $   (12,635)    $        --
      Discontinued operations (net of tax)                                  (1,554)           (837)             --              --
                                                                       -----------     -----------     -----------     -----------
 Loss (income) from continuing operations adjusted                     $    (3,472)    $    (5,843)    $   (12,635)    $     3,063
                                                                       ===========     ===========     ===========     ===========

 Income from discontinued operations reported previously               $        74     $        --     $    12,217     $        --
      Discontinued operations (net of tax)                                   1,554             837              --              --
      Loss on sale of discontinued operations                                   --            (196)             --              --
                                                                       -----------     -----------     -----------     -----------
 Income (loss) from discontinued operations adjusted                   $     1,628     $       641     $    12,217     $    (4,963)
                                                                       ===========     ===========     ===========     ===========

 Net loss                                                              $    (1,844)    $    (5,202)    $      (418)    $    (1,900)

 Gain on early redemption of preferred interest in subsidiary                6,560              --              --              --
 Payment in kind of dividends on convertible preferred stock                (3,014)         (3,011)         (3,324)         (3,462)
                                                                       -----------     -----------     -----------     -----------

 Net income (loss) attributable to common stockholders                 $     1,702     $    (8,213)    $    (3,742)    $    (5,362)
                                                                       ===========     ===========     ===========     ===========

Loss per share of common stock - Basic and diluted [a]
     Loss from continuing operations attributable to
       common stockholders                                             $      0.01     $     (1.06)    $     (1.93)    $     (0.05)
     Discontinued operations (net of tax)                                     0.19            0.08            1.48     $     (0.63)
                                                                       -----------     -----------     -----------     -----------
      Net loss attributable to common stockholders                     $      0.20     $     (0.98)    $     (0.45)    $     (0.68)
                                                                       ===========     ===========     ===========     ===========

[a] The sum of basic and diluted loss per share of common stock does not total to the basic and diluted loss per share reported in the Consolidated Statement of Operations or Note 12 due to the fluctuation of shares outstanding throughout the year versus shares outstanding as of December 31, 2003.

      Effective with the reporting of interim results for the period ended September 30, 2003, Katy classified the results and financial position of Duckback in discontinued operations for all interim periods presented. Duckback was sold on September 16, 2003. Effective with the reporting of year-end results in these consolidated financial statements, Katy classified the results and financial position of Duckback in discontinued operations for all annual periods presented.

      The gain on sale of discontinued operations and the income from operations of discontinued operations as originally reported for the third quarter of 2003 was restated to reflect reductions of $3.8 million and $0.3 million, respectively, for a tax provision allocable to each of those amounts. This revision also adjusted the provision for income taxes from a provision of $0.9 million to a benefit from income taxes of $3.2 million. The revision reduced the previously reported basic and diluted loss per share amounts from continuing operations attributable to common stockholders for the three months ended September 30, 2003 by $0.49 and reduced basic and diluted income per share amounts from discontinued operations for the same period by $0.49. Please refer to the Company's Form 10-Q/A filed on March 26, 2004.

      During 2003, the Company recorded the following quarterly pretax charges for severance, restructuring and related charges and impairments of long-lived assets:

                                                                         1st Qtr         2nd Qtr         3rd Qtr         4th Qtr
                                                                       -----------     -----------     -----------     -----------
Severance, restructuring and related charges                           $       228     $     1,713     $     3,871     $     2,320
Impairments of long-lived assets                                       $        --     $     1,800     $     5,255     $     4,825

2002                                                                     1st Qtr         2nd Qtr         3rd Qtr         4th Qtr
----                                                                   -----------     -----------     -----------     -----------
 Net sales as reported previously                                      $   101,525     $   108,461     $   134,401     $        --
      Discontinued operations                                               (5,312)         (3,955)             --              --
                                                                       -----------     -----------     -----------     -----------
 Net sales as adjusted                                                 $    96,213     $   104,506     $   134,401     $   110,635
                                                                       ===========     ===========     ===========     ===========

 Gross profit as reported previously                                   $    17,473     $    17,734     $    21,607     $        --
      Discontinued operations                                               (2,353)         (1,692)             --              --
                                                                       -----------     -----------     -----------     -----------
 Gross profit as adjusted                                              $    15,120     $    16,042     $    21,607     $    19,408
                                                                       ===========     ===========     ===========     ===========

 Loss from continuing operations reported previously                   $    (8,085)    $    (7,270)    $   (17,587)    $        --
      Discontinued operations (net of tax)                                  (1,435)           (917)             --
                                                                       -----------     -----------     -----------     -----------
 Loss from continuing operations adjusted                              $    (9,520)    $    (8,187)    $   (17,587)    $   (17,789)
                                                                       ===========     ===========     ===========     ===========

 Income from discontinued operations reported previously               $       495     $       700     $     1,028     $        --
      Discontinued operations (net of tax)                                   1,435             917              --
                                                                       -----------     -----------     -----------     -----------
 Income (loss) from discontinued operations adjusted                   $     1,930     $     1,617     $     1,028     $      (117)
                                                                       ===========     ===========     ===========     ===========

 Gain on sale of discontinued operations (net of tax)                  $        --     $        --     $        --     $     3,306

 Loss before cumulative effect of a change in accounting principle     $    (7,590)    $    (6,570)    $   (16,559)    $   (23,516)

 Cumulative effect of a change in accounting principle (net of tax)             --              --          (4,190)          1,676
                                                                       -----------     -----------     -----------     -----------

 Net loss                                                                   (7,590)         (6,570)        (20,749)        (21,840)

 Payment in kind of dividends on convertible preferred stock                (2,622)         (2,615)         (2,615)         (3,284)
                                                                       -----------     -----------     -----------     -----------

 Net loss attributable to common stockholders                          $   (10,212)    $    (9,185)    $   (23,364)    $   (25,124)
                                                                       ===========     ===========     ===========     ===========

Loss per share of common stock - Basic and diluted
     Loss from continuing operations attributable to
        common shareholders                                            $     (1.45)    $     (1.29)    $     (2.41)    $     (2.52)
     Discontinued operations (net of tax)                                     0.23            0.19            0.12           (0.68)
     Cumulative effect of a change in accounting principle
        (net of tax)                                                            --              --           (0.50)           0.20
                                                                       -----------     -----------     -----------     -----------
      Net loss attributable to common stockholders                     $     (1.22)    $     (1.10)    $     (2.79)    $     (3.00)
                                                                       ===========     ===========     ===========     ===========

      During 2002, the Company recorded the following quarterly pretax charges for severance, restructuring and related charges and impairments of long-lived assets:

                                                                         1st Qtr         2nd Qtr         3rd Qtr         4th Qtr
                                                                       -----------     -----------     -----------     -----------
Severance, restructuring and related charges                           $     2,296     $     3,785     $     9,486     $     3,588
Impairments of long-lived assets                                       $        --     $     2,394     $    10,986     $     7,824

NOTE 23.  SUPPLEMENTAL BALANCE SHEET INFORMATION

      The following table provides detail regarding other assets shown on the Consolidated Balance Sheets:

                                                              2003       2002
                                                             -------    -------
      Capitalized debt costs                                 $ 4,313    $ 5,684
      Notes and other receivables - sales of subsidiaries        994      3,416
      Other                                                    3,428      3,195
                                                             -------    -------
      Total                                                  $ 8,735    $12,295
                                                             =======    =======

      The following table provides detail regarding accrued expenses shown on the Consolidated Balance Sheets:

                                                             2003       2002
                                                           -------    -------
      Contingent liabilities                               $15,735    $15,037
      Advertising and rebates                               10,440     12,973
      Non-cancellable lease liabilities - restructuring      2,424      4,239
      Other restructuring                                    1,622      3,220
      SESCO note payable to Montenay                         1,000      1,000
      Professional services                                    796      2,645
      Other                                                  8,221      8,455
                                                           -------    -------
      Total                                                $40,238    $47,569
                                                           =======    =======

      Contingent liabilities consist of accruals for estimated losses associated with environmental issues, the uninsured portion of general and product liability and workers' compensation claims, and a purchase price adjustment associated with the purchase of a subsidiary.

      The following table provides detail regarding other liabilities shown on the Consolidated Balance Sheets:

                                                             2003       2002
                                                           -------    -------
      Deferred compensation                                $ 4,960    $ 4,857
      Non-cancellable lease liabilities - restructuring      4,430      6,648
      SESCO note payable to Montenay                         3,304      3,973
      Other restructuring                                       --        393
      Other                                                  3,350      1,655
                                                           -------    -------
      Total                                                $16,044    $17,526
                                                           =======    =======

NOTE 24.  SUPPLEMENTAL CASH FLOW INFORMATION

      Cash paid and (received) during the year for interest and income taxes is as follows:

                                        2003              2002             2001
                                      -------           -------          -------
Interest                              $ 2,688           $ 4,733          $11,333
                                      =======           =======          =======
Income taxes                          $(2,924)          $   416          $ 2,406
                                      =======           =======          =======

      Significant non-cash transactions include the accrual of PIK dividends on the Convertible Preferred Stock of $12.8 million in 2003, $11.1 million in 2002, and $4.5 million in 2001. The PIK dividends are recorded at fair value. In this case, each convertible preferred share is translated to its common equivalent (16.6667 common shares per each convertible preferred share) and multiplied by $6.00, which is the value of each common share equivalent given the proceeds from the issuance of the Convertible Preferred Stock. Also during 2003 and 2001, a gain of $6.6 million and $6.6 million, respectively, was realized on the early redemptions of the preferred interest in a subsidiary (see Note 13), and a note receivable of $1.0 million was issued upon to the sale of the Thorsen Tools business.

Item 9. CHANGES IN AND DISAGREEMENTS WITH INDEPENDENT AUDITORS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Not applicable.

Item 9a.  CONTROLS AND PROCEDURES

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

      Disclosure Controls are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.

Limitations on the Effectiveness of Controls

      Our management, including our CEO and CFO, does not expect that our Disclosure Controls or our internal controls and procedures for financial reporting (Internal Controls) will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide reasonable, but not absolute assurance that the objectives of a control system are met. Further, any control system reflects limitations on resources, and the benefits of a control system must be considered relative to its costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Katy have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of a control. As design of a control system is also based upon certain assumptions about the likelihood of future events, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to errors or fraud may occur and may not be detected.

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

                                    Part III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding the directors of Katy is incorporated herein by reference to the information set forth under the section entitled "Election of Directors" in the Proxy Statement of Katy Industries, Inc. for its 2004 Annual Meeting.

Information regarding executive officers of Katy is incorporated herein by reference to the information set forth under the section entitled "Information Concerning Directors and Executive Officers" in the Proxy Statement of Katy Industries, Inc. for its 2004 Annual Meeting.

Item 11.  EXECUTIVE COMPENSATION

Information regarding compensation of executive officers is incorporated herein by reference to the information set forth under the section entitled "Executive Compensation" in the Proxy Statement of Katy Industries, Inc. for its 2004 Annual Meeting.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information regarding beneficial ownership of stock by certain beneficial owners and by management of Katy is incorporated by reference to the information set forth under the section "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" in the Proxy Statement of Katy Industries, Inc. for its 2004 Annual Meeting.

Equity Compensation Plan Information

                                                                                                     Number of Securities
                                                                                                  Remaining Available for
                             Number of Securities to               Weighted-average            Future Issuances Under Equity
                             Be Issued on Exercise of             Exercise Price of                 Compensation Plans
                               Outstanding Option,               Outstanding Options,              (Excluding Securities
Plan Category                  Warrants and Rights               Warrants and Rights             Reflected in Column (a))
----------------------------------------------------------------------------------------------------------------------------
                                       (a)                               (b)                                (c)
Equity Compensation
Plans Approved by
Stockholders                          998,812                           $7.11                             310,339

Equity Compensation
Plans Not Approved by
Stockholders                        1,633,907                           $3.86                                --

Equity Compensation Plans Not Approved by Stockholders

      On June 28, 2001, the Company entered into an employment agreement with C. Michael Jacobi, President and Chief Executive Officer. To induce Mr. Jacobi to enter into the employment agreement, on June 28, 2001, the Compensation Committee of the Board of Directors approved the Katy Industries, Inc. 2001 Chief Executive Officer's Plan. Under this plan, Mr. Jacobi was granted 978,572 stock options. The stock options granted to Mr. Jacobi vest unconditionally (assuming continued employment) nine years from the date of grant.

      On September 4, 2001, the Company entered into an employment agreement with Amir Rosenthal, Vice President, Chief Financial Officer, General Counsel and Secretary. To induce Mr. Rosenthal to enter into the employment agreement, on September 4, 2001, the Compensation Committee of the Board of Directors approved the Katy Industries, Inc. 2001 Chief Financial Officer's Plan. Under this plan, Mr. Rosenthal was granted 123,077 stock options. All stock options granted to Mr. Rosenthal may vest over a three year period provided that certain performance measures are met in each year, and vest unconditionally (assuming continued employment) nine years from the date of grant.

      On November 21, 2002, the Board of Directors approved the 2002 Stock Appreciation Rights Plan (the "2002 SAR Plan"), authorizing the issuance of up to 1,000,000 stock appreciation rights (SARs). Vesting of the SARs occurs ratably over three years from the date of issue. The 2002 SAR Plan provides limitations on redemption by holders, specifying that no more than 50% of the cumulative number of vested SARs held by an employee could be exercised in any one calendar year. The SARs expire ten years from the date of issue. The Board approved grants on November 22, 2002, of 917,175 SARs to 60 individuals with an exercise price of $3.15, which equaled the market price of Katy's stock on the grant date. In addition, 50,000 SARs were granted to four individuals during 2003. At December 31, 2003, we had 532,258 SARS outstanding at a weighted average exercise price of $3.23. Compensation expense associated with the vesting of stock appreciation rights was $1.0 million and $13.0 thousand in 2003 and 2002, respectively. The 2002 SAR Plan also provides that in the event of a Change in Control of the Company, all outstanding SARs may become fully vested. In accordance with the 2002 SAR Plan, a "Change in Control" is deemed to have occurred upon any of the following events: 1) a sale of 100 percent of the Company's outstanding capital stock, as may be outstanding from time to time; 2) a sale of all or substantially all of the Company's operating subsidiaries or assets; or 3) a transaction or series of transactions in which any third party acquires an equity ownership in the Company greater than that held by KKTY Holding Company, L.L.C. and in which Kohlberg & Co., L.L.C. relinquishes its right to nominate a majority of the candidates for election to the Board of Directors.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding certain relationships and related transactions with management is incorporated herein by reference to the information set forth under the section entitled "Executive Compensation" in the Proxy Statement of Katy Industries, Inc. for its 2004 Annual Meeting.

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding principal accountant fees and services is incorporated herein by reference to the information set forth under the section entitled "Proposal 2 - Ratification of the Independent Auditors" in the Proxy Statement of Katy Industries, Inc. for its 2004 Annual Meeting.

Part IV

Item 15.  FINANCIAL STATEMENTS, SCHEDULES, EXHIBITS AND REPORTS ON FORM 8-K

      (a) 1. Financial Statements

      The following financial statements of Katy are set forth in Part II, Item 8, of this Form 10-K:

            -     Consolidated Balance Sheets as of December 31, 2003 and 2002

            -     Consolidated Statements of Operations for the years ended
                    December 31, 2003, 2002 and 2001

            -     Consolidated Statements of Stockholders' Equity for the years ended December 31, 2003, 2002 and 2001

            -     Consolidated Statements of Cash Flows for the years ended
                    December 31, 2003, 2002 and 2001

            -     Notes to Consolidated Financial Statements

          2.  Financial Statement Schedules

          The financial statement schedule filed with this report is listed on the "Index to Financial Statement Schedules" on page 86 of this Form 10-K.

          3.  Exhibits

          The exhibits filed with this report are listed on the "Exhibit Index."

(b)   Reports on Form 8-K

            -     Form 8-K filed on October 1, 2003, including press release and schedules announcing the sale of Duckback Products, Inc.

            -     Form 8-K filed on November 5, 2003, including press release and schedules announcing results of operations for the third quarter of 2003.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 29, 2004                      KATY INDUSTRIES, INC.
                                           Registrant

                                                           /S/ C. Michael Jacobi
                                                          ----------------------
                                                               C. Michael Jacobi
                                           President and Chief Executive Officer

                                                              /S/ Amir Rosenthal
                                                          ----------------------
                                                                  Amir Rosenthal
                                        Vice President, Chief Financial Officer,
                                                   General Counsel and Secretary

                                POWER OF ATTORNEY

      Each person signing below appoints C. Michael Jacobi and Amir Rosenthal, or either of them, his attorneys-in-fact for him in any and all capacities, with power of substitution, to sign any amendments to this report, and to file the same with any exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of this 29th day of March, 2004.

Signature                           Title
---------                           -----

/S/ William F. Andrews              Chairman of the Board and Director
---------------------------
William F. Andrews

/S/ C. Michael Jacobi               President, Chief Executive Officer and
---------------------------         Director (Principal Executive Officer)
C. Michael Jacobi

/S/ Amir Rosenthal                  Vice President, Chief Financial Officer,
---------------------------         General Counsel and Secretary
Amir Rosenthal                      (Principal Financial and Accounting Officer)

/S/ Christopher Lacovara            Director
---------------------------
Christopher Lacovara

/S/ Robert M. Baratta               Director
---------------------------
Robert M. Baratta

/S/ James A. Kohlberg               Director
---------------------------
James A. Kohlberg

/S/ Daniel B. Carroll               Director
---------------------------
Daniel B. Carroll

/S/ Wallace E. Carroll, Jr.         Director
---------------------------
Wallace E. Carroll, Jr.

/S/ Samuel P. Frieder               Director
---------------------------
Samuel P. Frieder

/S/ Christopher Anderson            Director
---------------------------
Christopher Anderson

INDEX TO FINANCIAL STATEMENT SCHEDULES

Independent Auditors' Report                                                 85
Schedule II - Valuation and Qualifying Accounts                              86
Independent Auditors' Consent                                                90

      All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the Consolidated Financial Statements of Katy or the Notes thereto.

REPORT OF INDEPENDENT AUDITORS ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Stockholders of Katy Industries, Inc.:

Our audits of the consolidated financial statements of Katy Industries, Inc. and its subsidiaries, referred to in our report dated March 25, 2004, appearing in this Form 10-K, also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

s/PricewaterhouseCoopers LLP

St. Louis, Missouri
March 25, 2004

                     KATY INDUSTRIES, INC. AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
                             (Thousands of Dollars)

                                      Balance at    Additions                                     Balance
                                      Beginning     Charged to     Write-offs       Other         at End
Accounts Receivable Reserves           of Year       Expense       to Reserves    Adjustments    of Year
----------------------------          ----------    ----------     ----------     -----------   ----------
Year ended December 31, 2003

        Trade receivables             $    2,771    $    3,163     $   (3,113)    $      208    $    3,029
        Long-term notes receivable         1,000            --         (1,000)            --
                                      ----------    ----------     ----------     ----------    ----------
                                      $    3,771    $    3,163     $   (4,113)    $      208    $    3,029

Year ended December 31, 2002

        Trade receivables             $    2,728    $    3,732     $   (4,312)    $      623    $    2,771
        Long-term notes receivable         1,000            --             --             --         1,000
                                      ----------    ----------     ----------     ----------    ----------
                                      $    3,728    $    3,732     $   (4,312)    $      623    $    3,771

Year ended December 31, 2001

        Trade receivables             $    3,187    $    5,279     $   (5,945)    $      207    $    2,728
        Long-term notes receivable         1,000            --             --             --         1,000
                                      ----------    ----------     ----------     ----------    ----------
                                      $    4,187    $    5,279     $   (5,945)    $      207    $    3,728
                                      Balance at    Additions                                     Balance
                                      Beginning     Charged to     Write-offs to     Other        at End
Inventory Reserves                     of Year       Expense       the Reserves   Adjustments     of Year
------------------                    ----------    ----------     -------------  -----------   ----------
Year ended December 31, 2003          $    5,730    $    1,822     $   (2,261)    $      339    $    5,630

Year ended December 31, 2002          $    5,862    $    2,620     $   (3,578)    $      826    $    5,730

Year ended December 31, 2001          $    6,392    $    3,675     $   (4,210)    $        5    $    5,862

                                      Balance at                                                  Balance
                                      Beginning                                     Other          at End
Income Tax Valuation Allowances        of Year      Provison       Reversals     Adjustments      of Year
-------------------------------       ----------    ----------     ----------    -----------    -----------
Year ended December 31, 2003          $   42,828    $    3,343     $       --     $       --    $   46,171

Year ended December 31, 2002          $   13,854    $   28,974     $       --     $       --    $   42,828

Year ended December 31, 2001          $    4,106    $    9,748     $       --     $       --    $   13,854

                              KATY INDUSTRIES, INC.
                                INDEX OF EXHIBITS
                                DECEMBER 31, 2003

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

  3.2     The By-laws of the Company, as amended (incorporated by reference to Exhibit 3.1      *
          to the Company's Quarterly Report on Form 10-Q filed May 15, 2001).

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

  4.1c    Third Amendment to Rights Agreement, dated March 30, 2001, between the                *
           Company and LaSalle Bank, N.A., as Rights Agent (incorporated by reference to Exhibit (e) (3) to the Company's Solicitation/Recommendation Statement on
           Schedule 14D-9 filed April 25, 2001).

  10.1    Katy Industries, Inc. Long-Term Incentive Plan (incorporated by                       *
          reference to Katy's Registration Statement on Form S-8 filed
          June 21, 1995).

  10.2    Katy Industries, Inc. Non-Employee Director Stock Option Plan                         *
          (incorporated by reference to Katy's Registration Statement on
          Form S-8 filed June 21, 1995).

  10.3    Katy Industries, Inc. Supplemental Retirement and Deferral                            *
          Plan effective as of June 1, 1995 (incorporated by reference to Katy's Registration Statement on Form S-8 filed June 21, 1995)

  10.4    Katy Industries, Inc. Directors' Deferred Compensation Plan                           *
          effective as of June 1, 1995 (incorporated by reference to Katy's
          Registration Statement on Form S-8 filed June 21, 1995).

  10.5    Employment Agreement dated as of June 28, 2001 between C. Michael Jacobi              *
          and the Company (incorporated by reference to Exhibit 10.2 to the Company's
          Quarterly Report on Form 10-Q filed August 14, 2001).

  10.6    Katy Industries, Inc. 2001 Chief Executive Officer's Plan (incorporated               *
          by reference to Exhibit 10.3 to the Company's Quarterly Report on
          Form 10-Q filed August 14, 2001).

  10.7    Employment Agreement dated as of September 1, 2001 between Amir Rosenthal             *
          and the Company (incorporated by reference to Exhibit 10.2 to the Company's
          Quarterly Report on Form 10-Q dated November 14, 2001).

  10.8    Katy Industries, Inc. 2001 Chief Financial Officer's Plan (incorporated by            *
          reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q dated
          November 14, 2001).

  10.9    Katy Industries, Inc. 2002 Stock Appreciation Rights Plan,                            *
          dated November 21, 2002, (incorporated by reference to Exhibit
          10.17 to the Company's Annual Report on Form 10-K dated April
          15, 2003).

 10.10    Loan Agreement dated as of January 31, 2003 with Fleet Capital Corporation,           *
          (incorporated by reference to Exhibit 10.18 to the Company's
          Annual Report on Form 10-K dated April 15, 2003).

 10.11    Amended and Restated Preferred Unit Repurchase Agreeement, dated as of                **
          December 30, 2002, filed herewith.

 10.12    First Amendment to Loan Agreement, dated as of April 30, 2003, filed herewith.        **

 10.13    Second Amendment to Loan Agreement, dated as of September 12, 2003, filed herewith.   **

 10.14    Third Amendment to Loan Agreement, dated as of October 15, 2003, filed herewith.      **

  21      Subsidiaries of registrant                                                            89

  23      Independent Auditors' Consent                                                         90

  31.1    CEO Certification pursuant to Securities Exchange Act Rule 13a-14,                    91
          as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

  31.2    CFO Certification pursuant to Securities Exchange Act Rule 13a-14,                    92
          as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

  32.1    CEO Certification required by 18 U.S.C. Section 1350, as adopted                      93
          pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  32.2    CFO Certification required by 18 U.S.C. Section 1350, as adopted pursuant             94
          to Section 906 of the Sarbanes-Oxley Act of 2002.

*     Indicates incorporated by reference.

**    Indicates filed herewith.