Form 10-K/A
period 2003-12-31
KATY INDUSTRIES INC
filed 2004-05-05
CIK 54681

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-K/A

                                (AMENDMENT NO. 1)

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

EXPLANATORY NOTE

      Katy Industries, Inc. ("Katy" or the "Company") is filing this Amendment No. 1 to its Annual Report on Form 10-K/A for the fiscal year ended December 31, 2003 to correct certain typographical errors in (i) "Item 1. BUSINESS:
Restructuring of core operations" on page 3, (ii) "Selected Financial Data: 1999
(Loss) earnings per share - Diluted" on page 14, (iii) "Results of Operations:
Restructuring of core operations" on page 15, (iv) "Liquidity and Capital
Resources: percent of total capitalization at December 31, 2002" on page 23, (v) "Note 22. Quarterly Results of Operations (Unaudited)" on page 75 and (vi) "Note
24. Supplemental Cash Flow Information: Income taxes paid and (received)" on page 77 of its Annual Report on Form 10-K for the fiscal year ended December 31, 2003, which was originally filed with the Securities and Exchange Commission on March 29, 2004 (the "Annual Report").

      This Form 10-K/A continues to speak as of the date of the original filing of the Annual Report and we have not updated the disclosures contained therein to reflect any subsequent information or events that occurred at a later date. The filing of this Form 10-K/A shall not be deemed an admission that the original filing, when made, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

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

      Since the Recapitalization (as described above) on June 28, 2001, the Company's management has been focused on the following initiatives:

      o Restructuring of core operations: 35 facilities closed or consolidated (including 2 to be closed by the end of 2004).

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

Item 6.  SELECTED FINANCIAL DATA

                                                                                   Years Ended December 31,
                                                            -----------------------------------------------------------------------
                                                               2003           2002           2001           2000           1999
                                                            ----------     ----------     ----------     ----------     -----------
                                                                     (Thousands of Dollars, except per share data and ratios)
Net sales                                                   $  436,410     $  445,755     $  447,108     $  508,850     $   511,933
                                                            ==========     ==========     ==========     ==========     ===========

(Loss) income from continuing operations [a]                $  (18,887)    $  (53,083)    $  (65,464)    $   (9,111)    $     8,944
   Discontinued operations [b]                                   9,523         (1,152)         2,202          3,653           1,511
   Cumulative effect of a change in accounting
     principle [b] [e]                                             --         (2,514)            --             --              --
                                                            ----------     ----------     ----------     ----------     -----------
           Net (loss) income                                $   (9,364)    $  (56,749)    $  (63,262)    $   (5,458)    $    10,455
                                                            ==========     ==========     ==========     ==========     ===========

(Loss) earnings per share - Basic:
   (Loss) income from continuing operations                 $    (3.06)    $    (7.67)    $    (7.54)    $    (1.08)    $      1.07
   Discontinued operations                                        1.16          (0.14)          0.26           0.43            0.18
   Cumulative effect of a change in accounting principle            --          (0.30)            --             --              --
                                                            ----------     ----------     ----------     ----------     -----------
           (Loss) earnings per common share                 $    (1.90)    $    (8.11)    $    (7.28)    $    (0.65)    $      1.25
                                                            ==========     ==========     ==========     ==========     ===========

(Loss) earnings per share - Diluted:
   (Loss) income from continuing operations                 $    (3.06)    $    (7.67)    $    (7.54)    $    (1.08)    $      0.89
   Discontinued operations                                        1.16          (0.14)          0.26           0.43            0.15
   Cumulative effect of a change in accounting principle            --          (0.30)            --             --
                                                            ----------     ----------     ----------     ----------     -----------
           (Loss) earnings per common share                 $    (1.90)    $    (8.11)    $    (7.28)    $    (0.65)    $      1.04
                                                            ==========     ==========     ==========     ==========     ===========

Total assets                                                $  241,708     $  275,977     $  347,955     $  446,723     $   493,104
Total liabilities                                              139,416        157,405        173,691        263,490         299,893
Preferred interest in subsidiary                                    --         16,400         16,400         32,900          32,900
Stockholders' equity                                           102,292        102,172        157,864        150,333         160,311
Long-term debt, excluding current portion                          806             --         12,474            771         150,835
Current portion of long-term debt                                2,857            700         14,619        133,067              67
Revolving credit agreement, classified as current               36,000         44,751         57,000             --              --
Depreciation and amortization [c]                               21,954         19,259         20,216         21,096          17,772
Capital expenditures                                            13,435         10,119         12,566         14,196          21,066
Working capital [d]                                             43,439         35,206         65,733         97,258         112,463
Ratio of debt to capitalization                                  27.9%          27.7%          32.5%          42.2%           43.8%

Weighted average common shares outstanding - Basic           8,214,712      8,370,815      8,393,210      8,403,701       8,366,178
Weighted average common shares outstanding -Diluted          8,214,712      8,370,815      8,393,210      8,403,701      10,015,238
Number of employees                                              1,808          2,261          2,922          3,509           3,834
Cash dividends declared per common share                    $     0.00     $     0.00     $     0.00     $     0.30     $      0.30

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

      Since the Recapitalization (as described in Item 1) on June 28, 2001, the Company's management has been focused on the following initiatives:

      o Restructuring of core operations: 35 facilities closed or consolidated (including 2 to be closed by the end of 2004).

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

      o Total debt was 27.9% of total capitalization at December 31, 2003 versus 27.7% at December 31, 2002.

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
                                                              ===========     ===========     ===========     ===========

      The table below summarizes the future obligations for severance, restructuring and other related charges by operating segment detailed above:

                                            Maintenance     Electrical
                                              Products       Products
                              Total            Group           Group         Corporate
                           ----------       -----------      ----------     -----------
        2004                  $ 4,046           $ 2,680         $ 1,208           $ 158
        2005                    1,954             1,596             358              --
        2006                    1,270             1,087             183              --
        2007                      542               542              --              --
        2008                      166               166              --              --
     Thereafter                   498               498              --              --
                           ----------       -----------      ----------     -----------
   Total Payments             $ 8,476           $ 6,569         $ 1,749           $ 158
                           ==========       ===========      ==========     ===========

Note 22.    QUARTERLY RESULTS OF OPERATIONS (UNAUDITED):

2003                                                                     1st Qtr         2nd Qtr         3rd Qtr         4th Qtr
----                                                                   -----------     -----------     -----------     -----------
 Net sales as reported previously                                      $    95,840     $   105,359     $   125,901     $        --
      Discontinued operations                                               (5,388)         (3,898)             --              --
                                                                       -----------     -----------     -----------     -----------
 Net sales as adjusted                                                 $    90,452     $   101,461     $   125,901     $   118,596
                                                                       ===========     ===========     ===========     ===========

 Gross profit as reported previously                                   $    16,768     $    15,555     $    20,226     $        --
      Discontinued operations                                               (2,482)         (1,606)             --              --
                                                                       -----------     -----------     -----------     -----------
 Gross profit as adjusted                                              $    14,286     $    13,949     $    20,226     $    22,386
                                                                       ===========     ===========     ===========     ===========

 Loss from continuing operations reported previously                   $    (1,918)    $    (5,006)    $    (8,534)    $        --
      Discontinued operations (net of tax)                                    (984)           (545)             --              --
                                                                       -----------     -----------     -----------     -----------
 Loss from continuing operations adjusted                              $    (2,902)    $    (5,551)    $    (8,534)    $    (1,900)
                                                                       ===========     ===========     ===========     ===========

 Income (loss) from discontinued operations reported previously        $        74     $      (196)    $     8,116     $        --
      Discontinued operations (net of tax)                                     984             545              --              --
                                                                       -----------     -----------     -----------     -----------
 Income from discontinued operations adjusted                          $     1,058     $       349     $     8,116     $        --
                                                                       ===========     ===========     ===========     ===========

 Net loss                                                              $    (1,844)    $    (5,202)    $      (418)    $    (1,900)

 Gain on early redemption of preferred interest in subsidiary                6,560              --              --              --
 Payment in kind of dividends on convertible preferred stock                (3,014)         (3,011)         (3,324)         (3,462)
                                                                       -----------     -----------     -----------     -----------

 Net income (loss) attributable to common stockholders                 $     1,702     $    (8,213)    $    (3,742)    $    (5,362)
                                                                       ===========     ===========     ===========     ===========

Income (loss) per share of common stock - Basic and diluted [a]
     Income (loss) from continuing operations attributable to
       common stockholders                                             $      0.08     $     (1.02)    $      1.44     $     (0.65)
     Discontinued operations (net of tax)                                     0.12            0.04            0.99     $        --
                                                                       -----------     -----------     -----------     -----------
      Net income (loss) attributable to common stockholders            $      0.20     $     (0.98)    $     (0.45)    $     (0.65)
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

      The following table provides detail regarding other liabilities shown on the Consolidated Balance Sheets:

                                                             2003       2002
                                                           -------    -------
      Deferred compensation                                $ 4,960    $ 4,857
      Non-cancellable lease liabilities - restructuring      4,430      6,648
      SESCO note payable to Montenay                         3,304      3,973
      Other restructuring                                       --        393
      Other                                                  3,350      1,655
                                                           -------    -------
      Total                                                $16,044    $17,526
                                                           =======    =======

NOTE 24.  SUPPLEMENTAL CASH FLOW INFORMATION

      Cash paid and (received) during the year for interest and income taxes is as follows:

                                        2003              2002           2001
                                      -------           -------         -------
Interest                              $ 2,688           $ 4,733         $11,333
                                      =======           =======         =======
Income taxes                          $ 2,924           $  (416)        $(2,406)
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

Dated: April 30, 2004                      KATY INDUSTRIES, INC.
                                           Registrant

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