Form 10-Q
period 2004-03-31
KATY INDUSTRIES INC
filed 2004-05-10
CIK 54681

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

             |x| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For Quarterly period ended: March 31, 2004

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

                            Yes |_|           No |X|

      Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                Class                        Outstanding at April 30, 2004
      Common Stock, $1 Par Value                       7,870,677

                              KATY INDUSTRIES, INC.
                                    FORM 10-Q
                                 March 31, 2004

                                      INDEX

                                                                                          Page
                                                                                          ----
PART I  FINANCIAL INFORMATION

        Item 1.        Financial Statements:

                       Condensed Consolidated Balance Sheets
                       March 31, 2004 and December 31, 2003 (unaudited)                    2,3

                       Condensed Consolidated Statements of Operations
                       Three Months Ended
                       March 31, 2004 and 2003 (unaudited)                                   4

                       Condensed Consolidated Statements of Cash Flows
                       Three Months Ended March 31, 2004 and 2003 (unaudited)                5

                       Notes to Condensed Consolidated Financial Statements (unaudited)      6

        Item 2.        Management's Discussion and Analysis of Financial
                       Condition and Results of Operations                                  20

        Item 3.        Quantitative and Qualitative Disclosures about Market Risk           30

        Item 4.        Controls and Procedures                                              30

PART II OTHER INFORMATION

        Item 1.        Legal Proceedings                                                    32

        Item 6.        Exhibits and Reports on Form 8-K                                     32

        Signatures                                                                          33

        Certifications                                                                   34-37

                          PART I FINANCIAL INFORMATION

                          Item 1. Financial Statements

                     KATY INDUSTRIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Thousands of Dollars)
                                   (Unaudited)

                                     ASSETS

                                                       March 31,    December 31,
                                                         2004          2003
                                                         ----          ----
CURRENT ASSETS:

     Cash and cash equivalents                         $   3,996     $   6,748
     Accounts receivable, net                             59,517        65,197
     Inventories, net                                     66,865        53,545
     Other current assets                                  4,216         1,658
                                                       ---------     ---------

       Total current assets                              134,594       127,148
                                                       ---------     ---------

OTHER ASSETS:

     Goodwill                                             10,215        10,215
     Intangibles, net                                     22,040        22,399
     Other                                                 9,615        10,352
                                                       ---------     ---------

       Total other assets                                 41,870        42,966
                                                       ---------     ---------

PROPERTY AND EQUIPMENT
     Land and improvements                                 2,640         3,196
     Buildings and improvements                           14,867        17,198
     Machinery and equipment                             131,187       129,240
                                                       ---------     ---------

                                                         148,694       149,634
     Less - Accumulated depreciation                     (80,680)      (78,040)
                                                       ---------     ---------

       Property and equipment, net                        68,014        71,594
                                                       ---------     ---------

       Total assets                                    $ 244,478     $ 241,708
                                                       =========     =========

See Notes to Condensed Consolidated Financial Statements.

                     KATY INDUSTRIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (Thousands of Dollars, Except Share Data)
                                   (Unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                    March 31,    December 31,
                                                                      2004          2003
                                                                      ----          ----
CURRENT LIABILITIES:

     Accounts payable                                               $  31,267     $  37,259
     Accrued compensation                                               5,834         6,212
     Accrued expenses                                                  38,701        40,238
     Current maturities of long-term debt                               1,848         2,857
     Revolving credit agreement                                        32,763        36,000
                                                                    ---------     ---------

        Total current liabilities                                     110,413       122,566
                                                                    ---------     ---------

REVOLVING CREDIT AGREEMENT                                             17,143            --

LONG-TERM DEBT, less current maturities                                    --           806

OTHER LIABILITIES                                                      15,965        16,044
                                                                    ---------     ---------

        Total liabilities                                             143,521       139,416
                                                                    ---------     ---------

COMMITMENTS AND CONTINGENCIES (Notes 10 and 12)                            --            --
                                                                    ---------     ---------

STOCKHOLDERS' EQUITY
     15% Convertible Preferred Stock, $100 par value, authorized
        1,200,000 shares, issued and outstanding 925,750 shares,
        liquidation value $101,858 and $98,396, respectively           96,969        93,507
     Common stock, $1 par value authorized 35,000,000 shares,
        issued 9,822,204 shares                                         9,822         9,822
     Additional paid-in capital                                        36,979        40,441
     Accumulated other comprehensive income                             2,833         2,387
     Accumulated deficit                                              (22,918)      (21,137)
     Treasury stock, at cost, 1,941,327 shares                        (22,728)      (22,728)
                                                                    ---------     ---------

        Total stockholders' equity                                    100,957       102,292
                                                                    ---------     ---------

        Total liabilities and stockholders' equity                  $ 244,478     $ 241,708
                                                                    =========     =========

See Notes to Condensed Consolidated Financial Statements.

                              KATY INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 2004 AND 2003
             (Thousands of Dollars, Except Share and Per Share Data)
                                   (Unaudited)

                                                                                     2004         2003
                                                                                     ----         ----
Net sales                                                                          $ 99,895     $ 90,452
Cost of goods sold                                                                   83,265       76,167
                                                                                   --------     --------
   Gross profit                                                                      16,630       14,285
Selling, general and administrative expenses                                        (14,748)     (14,818)
Severance, restructuring and related charges                                         (1,898)        (228)
                                                                                   --------     --------
   Operating loss                                                                       (16)        (761)
Equity in loss of equity method investment                                               --         (367)
Gain on sale of assets                                                                   --          753
Interest expense                                                                       (800)      (2,427)
Other, net                                                                             (375)          (4)
                                                                                   --------     --------

Loss before (provision) benefit for income taxes                                     (1,191)      (2,806)

(Provision) benefit for income taxes                                                   (590)          27
                                                                                   --------     --------

Loss from continuing operations before distributions on preferred
      interest of subsidiary                                                         (1,781)      (2,779)

Distributions on preferred interest of subsidiary (net of tax)                           --         (123)
                                                                                   --------     --------

Loss from continuing operations                                                      (1,781)      (2,902)

Income from operations of discontinued businesses (net of tax)                           --        1,058
                                                                                   --------     --------

Net loss                                                                             (1,781)      (1,844)

Gain on early redemption of preferred interest of subsidiary                             --        6,560
Payment-in-kind of dividends on convertible preferred stock                          (3,462)      (3,014)
                                                                                   --------     --------

Net (loss) income attributable to common stockholders                              $ (5,243)    $  1,702
                                                                                   ========     ========

(Loss) income per share of common stock - Basic and diluted
   (Loss) income from continuing operations attributable to common stockholders    $  (0.67)    $   0.07
   Discontinued operations                                                               --         0.13
                                                                                   --------     --------
   Net (loss) income attributable to common stockholders                           $  (0.67)    $   0.20
                                                                                   ========     ========

Weighted average common shares outstanding (thousands):
      Basic and diluted                                                               7,881        8,362
                                                                                   ========     ========

See Notes to Condensed Consolidated Financial Statements.

                              KATY INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        THREE MONTHS ENDED MARCH 31, 2004
                             (Thousands of Dollars)
                                   (Unaudited)

                                                                  2004         2003
                                                                  ----         ----
Cash flows from operating activities:
    Net loss                                                    $ (1,781)    $ (1,844)
    Income from operations of discontinued businesses                 --       (1,058)
                                                                --------     --------
       Loss from continuing operations                            (1,781)      (2,902)
    Depreciation and amortization                                  3,802        5,414
    Write-off and amortization of debt issuance costs                264        1,397
    Gain on sale of assets                                            --         (753)
    Equity in loss of equity method investment                        --          367
                                                                --------     --------
                                                                   2,285        3,523
                                                                --------     --------
    Changes in operating assets and liabilities:
       Accounts receivable                                         5,956        3,743
       Inventories                                               (13,188)      (8,475)
       Other assets                                               (2,514)          16
       Accounts payable                                           (6,243)      (4,906)
       Accrued expenses                                           (1,923)      (4,085)
       Other, net                                                    (91)        (717)
                                                                --------     --------
                                                                 (18,003)     (14,424)
                                                                --------     --------

    Net cash used in continuing operations                       (15,718)     (10,901)
    Net cash used in discontinued operations                          --       (2,589)
                                                                --------     --------
    Net cash used in operating activities                        (15,718)     (13,490)
                                                                --------     --------

Cash flows from investing activities:
    Capital expenditures of continuing operations                 (2,415)      (1,258)
    Capital expenditures of discontinued operations                   --          (57)
    Proceeds from sale of assets                                   3,673        1,900
                                                                --------     --------
    Net cash provided by investing activities                      1,258          585
                                                                --------     --------

Cash flows from financing activities:
    Net borrowings on revolving loans                             13,906        5,651
    Proceeds of term loans                                            --       20,000
    Repayments of term loans                                      (1,815)          --
    Direct costs associated with debt facilities                    (209)        (886)
    Redemption of preferred interest of subsidiary                    --       (9,840)
    Repayment of real estate and chattel mortgages                    --         (700)
                                                                --------     --------
    Net cash provided by financing activities                     11,882       14,225
                                                                --------     --------

Effect of exchange rate changes on cash and cash equivalents        (174)         (66)
                                                                --------     --------
Net (decrease) increase in cash and cash equivalents              (2,752)       1,254
Cash and cash equivalents, beginning of period                     6,748        4,842
                                                                --------     --------
Cash and cash equivalents, end of period                        $  3,996     $  6,096
                                                                ========     ========

See Notes to Condensed Consolidated Financial Statements

                              KATY INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004

(1) Significant Accounting Policies

Consolidation Policy and Basis of Presentation

      The condensed consolidated financial statements include the accounts of Katy Industries, Inc. and subsidiaries in which it has a greater than 50% interest, collectively "Katy" or "the Company". All significant intercompany accounts, profits and transactions have been eliminated in consolidation. Investments in affiliates that are not majority owned and where the Company exercises significant influence are reported using the equity method. The condensed consolidated financial statements at March 31, 2004 and December 31, 2003 and for the three month periods ended March 31, 2004 and March 31, 2003 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial condition and results of operations of the Company. Interim results may not be indicative of results to be realized for the entire year. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

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

Inventories

      The components of inventories are as follows:

                                                    March 31,       December 31,
                                                      2004             2003
                                                      ----             ----
                                                      (Thousands of dollars)

Raw materials                                       $ 21,729         $ 18,664
Work in process                                        1,748            1,573
Finished goods                                        47,801           38,938
Inventory reserves                                    (4,413)          (5,630)
                                                    --------         --------
                                                    $ 66,865         $ 53,545
                                                    ========         ========

      At March 31, 2004 and December 31, 2003, approximately 34% and 35%, respectively, of Katy's inventories were accounted for using the last-in, first-out ("LIFO") method of costing, while the remaining inventories were accounted for using the first-in, first-out ("FIFO") method. Current cost, as determined using the FIFO method, exceeded LIFO cost by $1.7 million and $1.9 million at March 31, 2004 and December 31, 2003, respectively.

Property, Plant and Equipment

      Property and equipment are stated at cost and depreciated over their estimated useful lives: buildings (10-40 years) generally using the straight-line method; machinery and equipment (3-20 years) using straight-line or composite methods; tooling (5 years) using the straight-line method; and leasehold improvements using the straight-line method over the remaining lease period or useful life, if shorter. Costs for repair and maintenance of machinery and equipment are expensed as incurred, unless the result significantly increases the useful life or functionality of the asset, in which case capitalization is considered. Depreciation expense from continuing operations was $3.4 million and $4.8 million in the three-month periods ending March 31, 2004 and 2003, respectively.

      In accordance with Statement of Financial Accounting Standards (SFAS) No. 143, Accounting for Asset Retirement Obligations, the Company has recorded an asset and related liability for retirement obligations associated with returning certain leased properties to the respective lessors upon the termination of the lease agreements.

Stock Options and Other Stock Awards

      The Company follows the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, regarding accounting for stock options and other stock awards. APB Opinion No. 25 dictates a measurement date concept in the determination of compensation expense related to stock awards including stock options, restricted stock, and stock appreciation rights. Katy's outstanding stock options all have established measurement dates and therefore, fixed plan accounting is applied, generally resulting in no compensation expense for stock option awards. However, the Company has issued stock appreciation rights and restricted stock awards which are accounted for as variable stock compensation awards and compensation expense or income has been recorded for these awards. No compensation expense or income was recorded relative to restricted stock awards during the three months ended March 31, 2004 and 2003, respectively. Compensation income recorded associated with the vesting of stock appreciation rights was $20.0 thousand and $17.0 thousand for the three months ended March 31, 2004 and 2003, respectively. Compensation expense or income for stock awards and stock appreciation rights is recorded in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

      SFAS No. 123, Accounting for Stock-Based Compensation, was issued and, if fully adopted by the Company, would change the method for recognition of expense related to option grants to employees. Under SFAS No. 123, compensation cost would be recorded based upon the fair value of each option at the date of grant using an option-pricing model that takes into account as of the grant date the exercise price and expected life of the option, the current price of the underlying stock and its expected volatility, expected dividends on the stock and the risk-free interest rate for the expected term of the option. No options were granted during the three months ended March 31, 2004 and 2003, respectively.

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

      The fair value of each option grant is estimated on the date of grant using a Black-Scholes option-pricing model with an expected life of five to ten years for all grants. Had compensation cost been determined based on the fair value method of SFAS No. 123, the Company's net (loss) income and (loss) earnings per share would have been adjusted to the pro forma amounts indicated below (thousands of dollars, except per share data).

                                                                                Three Months
                                                                               Ended March 31,
                                                                              2004         2003
                                                                              ----         ----
      Net (loss) income attributable to common stockholders, as reported    $ (5,243)    $  1,702
      Deduct:  Total stock-based employee compensation expense
          determined under fair value based method for all awards,
          net of related tax effects                                             (96)         (30)
                                                                            --------     --------

      Pro forma net (loss) income                                           $ (5,339)    $  1,672
                                                                            ========     ========

      (Loss) earnings per share
          Basic and diluted - as reported                                   $  (0.67)    $   0.20
          Basic and diluted - pro forma                                     $  (0.68)    $   0.20

(2) New Accounting Pronouncements

      In January 2003, the FASB issued Interpretation No. (FIN) 46, "Consolidation of Variable Interest Entities." FIN 46 requires a variable interest entity be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns, or both. The consolidation provisions of FIN 46 were originally effective for financial periods ending after July 15, 2003. In October 2003, the FASB issued Staff Position FIN 46-6, "Effect Date of FIN46," which delays the implementation date to financial periods ending after December 31, 2003. In December 2003, the FASB published a revision to FIN 46 (FIN 46-R) to clarify some of the provisions of FIN 46, and to exempt certain entities from its requirements. The adoption of these standards did not have a material impact on the Company's consolidated financial position, consolidated results of operations or consolidated cash flows.

      On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) became law in the U.S. The act introduces a prescription drug benefit under Medicare, as well as a federal subsidy to sponsors of retiree health care benefit plans that provide retiree benefits in certain circumstances. It is not yet clear what impact, if any, the new legislation will have on Katy's postretirement health care plans. The accumulated postretirement benefit obligation (APBO) reflected in the other liabilities section of the accompanying Condensed Consolidated Balance Sheet, and the net periodic postretirement benefit cost (NPPBC) reflected in the accompanying Condensed Consolidated Statement of Operations do not reflect the effects, if any, of the Act. Specific authoritative guidance from the FASB on the proper accounting for any such effect is pending and may require in the future that Katy change APBO and NPPBC amounts disclosed herein.

(3) Intangible Assets

      Following is detailed information regarding Katy's intangible assets (in thousands):

                                                      March 31,     December 31,
                                                        2004            2003
                                                     ----------     ------------
           Tradenames                                $    9,160      $    9,160
           Customer lists                                21,908          21,890
           Patents                                        2,725           2,689
           Non-compete agreements                         1,000           1,000
                                                     ----------      ----------

                Subtotal                                 34,793          34,739
           Accumulated amortization                     (12,753)        (12,340)
                                                     ----------      ----------

                Intangible assets, net               $   22,040      $   22,399
                                                     ==========      ==========

      All of Katy's intangible assets are definite long-lived intangibles. Katy recorded amortization expense on intangible assets of $0.4 million and $0.6 million in the three-month periods ending March 31, 2004 and 2003, respectively. Estimated aggregate future amortization expense related to intangible assets is as follows (in thousands):

              2004             $1,654
              2005              1,654
              2006              1,651
              2007              1,647
              2008              1,642

(4) Discontinued Operations

      Two of Katy's operations have been classified as discontinued operations as of and for the three months ended March 31, 2003, in accordance with SFAS No. 144, Accounting for the Impairments or Disposal of Long Lived Assets. There was no discontinued operations activity in the first quarter of 2004.

      Duckback Products, Inc. (Duckback) was sold on September 16, 2003, with Katy collecting net proceeds of $16.2 million. The proceeds were used to pay down a portion of the Company's term loan and revolving credit line. A gain (net of tax) of $7.6 million was recognized in the third quarter of 2003 as a result of the Duckback sale.

      GC/Waldom Electronics, Inc. (GC/Waldom) was sold on April 2, 2003, with Katy collecting net proceeds of $7.4 million. The proceeds were used to pay down a portion of the Company's term loan and revolving credit line. A loss (net of tax) of $0.2 million was recognized in the second quarter of 2003 as a result of the GC/Waldom sale.

      Duckback was historically presented as part of the Maintenance Products Group for segment reporting purposes, while GC/Waldom was historically presented as part of the Electrical Products Group. Management and the board of Katy determined that these businesses were not core to the Company's long-range strategic goals.

      The historical operating results have been segregated as discontinued operations on the Condensed Consolidated Statements of Operations for the three months ended March 31, 2003. As of March 31, 2004 and December 31, 2003, there were no discontinued operations. Selected financial data for the discontinued operations is summarized as follows (in thousands):

                                             Three months ended
                                               March 31, 2003
                                             ------------------

              Net sales                          $   11,420
              Pre-tax profit                     $    1,628

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

(5)  SESCO Partnership

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

      The Company made a payment of $1.0 million in July 2003 on the $6.6 million note. The table below schedules the remaining payments as of March 31, 2004 which are reflected in accrued expenses and other liabilities in the Condensed Consolidated Balance Sheet (in thousands):

                           2004                   $ 1,000
                           2005                     1,050
                           2006                     1,100
                           2007                     1,100
                           2008                       550
                                                  -------
                                                  $ 4,800
                                                  =======


      In the first quarter of 2002, the Company recognized a charge of $6.0 million consisting of 1) the discounted value of the $6.6 million note, 2) the carrying value of certain assets contributed to the partnership, consisting primarily of machinery spare parts, and 3) costs to close the transaction. It should be noted that all of SESCO's long-lived assets were reduced to a zero value at March 31, 2002, so no additional impairment was required. On a going forward basis, Katy would expect that income statement activity associated with its involvement in the partnership will not be material, and Katy's Condensed Consolidated Balance Sheet will carry the liability mentioned above.

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

      Based on an opinion from outside legal counsel, SESCO has a legally enforceable right to offset amounts it owes to the Authority under the loan agreement against amounts that are owed from the Authority under the service agreement. At March 31, 2004, this amount was $30.4 million. Accordingly, the amounts owed to and due from SESCO have been netted for financial reporting purposes and are not shown on the Condensed Consolidated Balance Sheets.

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

      Following are scheduled principal repayments on the loan agreement (and the Industrial Revenue Bonds) as of March 31, 2004 (in thousands):

                        2004        $  6,765
                        2005           8,370
                        2006          15,300
                                    --------
                       Total        $ 30,435
                                    ========

(6) Indebtedness

      Katy's indebtedness at March 31, 2004 was comprised of amounts outstanding under a credit facility agented by Fleet Capital Corporation that became effective on February 3, 2003 (the Fleet Credit Agreement). This $110 million facility was comprised of a $20 million term loan (Term Loan) and a $90 million revolving credit line (Revolving Credit Facility). The Fleet Credit Agreement was an asset-based lending agreement and involved a syndicate of banks.

      Under the Fleet Credit Agreement, the Term Loan had a final maturity date of January 31, 2008 with quarterly repayments of $0.7 million. The Term Loan was collateralized by the Company's property, plant and equipment. The Revolving Credit Facility also had an expiration date of January 31, 2008 and its borrowing base was determined by eligible inventory and accounts receivable. Unused borrowing availability on the Revolving Credit Facility was $17.6 million at March 31, 2004. As discussed further below and in Note 13, the Company refinanced the Fleet Credit Agreement on April 20, 2004. Had the new facility been in effect on March 31, 2004, unused borrowing availability would have been approximately $34 million.

      All extensions of credit under the Fleet Credit Agreement were collateralized by a first priority perfected security interest in and lien upon the capital stock of each material domestic subsidiary (65% of the capital stock of each material foreign subsidiary), and all present and future assets and properties of Katy. Customary financial covenants and restrictions applied under the Fleet Credit Agreement. As of March 31, 2004, interest accrued on Revolving Credit Facility and Term Loan borrowings at 200 basis points over applicable London Inter-bank Offered Rates (LIBOR) rates in accordance with the provisions of the Fleet Credit Agreement. Interest accrued at higher margins on prime rates for swing loans, the amounts of which were nominal at March 31, 2004.

      Long-term debt consists of the following (in thousands):

                                                                            March 31,    December 31,
                                                                              2004           2003
                                                                           ----------    ------------
                                                                             (Thousands of Dollars)
Term loan payable under Fleet Credit Agreement, interest based on
      LIBOR and Prime Rates (3.25% - 4.50%), due through 2005              $    1,848     $    3,663
Revolving loans payable under Fleet Credit Agreement, interest based on
       LIBOR and Prime Rates (3.25% - 4.50%)                                   49,906         36,000
                                                                           ----------     ----------
Total debt                                                                     51,754         39,663
Less revolving loans, classified as current (see below)                       (32,763)       (36,000)
Less current maturities                                                        (1,848)        (2,857)
                                                                           ----------     ----------
Long-term debt                                                             $   17,143     $      806
                                                                           ==========     ==========

      Aggregate remaining scheduled maturities of the Term Loan as of March 31, 2004 were as follows (in thousands):

                            2004        $1,428
                            2005           420

      The Revolving Credit Facility under the Fleet Credit Agreement required lockbox agreements which provided for all receipts to be swept daily to reduce borrowings outstanding. These agreements, combined with the existence of a material adverse effect (MAE) clause in the Fleet Credit Agreement, caused the Revolving Credit Facility to be classified as a current liability (except as noted below), per guidance in Emerging Issues Task Force (EITF) Issue No. 95-22, Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement. Historically, the Company did not expect to repay, or be required to repay, within one year, the balance of the Revolving Credit Facility classified as a current liability. However, on April 20, 2004, the Company refinanced the Fleet Credit Agreement (the Refinancing) through an amended and restated agreement (New Fleet Credit Agreement) whereby $17.1 million of the Revolving Credit Facility was repaid with the non-current portion of a new term loan. Accordingly, $17.1 million of Revolving Credit Facility borrowings were classified as non-current as of March 31, 2004. (See Note 13 for further information regarding the Refinancing and the New Fleet Credit Agreement). The MAE clause, which is a typical requirement in commercial credit agreements, allows the lender to require the loan to become due if it determines there has been a material adverse effect on its operations, business, properties, assets, liabilities, condition or prospects. The classification of the Revolving Credit Facility as a current liability (except as noted above) was a result only of the combination of the two aforementioned factors: the lockbox agreements and the MAE clause. The Revolving Credit Facility did not expire or have a maturity date within one year, but rather had a final expiration date of January 31, 2008. Also, the Company was in compliance with the applicable financial covenants of the Fleet Credit Agreement at March 31, 2004. The lender had not notified Katy of any indication of a MAE at March 31, 2004, and to management's knowledge, the Company was not in violation of any provision of the Fleet Credit Agreement at March 31, 2004.

      Letters of credit totaling $8.6 million were outstanding at March 31, 2004, which reduced the unused borrowing availability under the Revolving Credit Facility.

      All of the debt under the Fleet Credit Agreement was re-priced to current rates at frequent intervals. Therefore, its fair value approximates its carrying value at March 31, 2004.

      Katy has incurred additional debt issuance costs in 2004 associated with the New Fleet Credit Agreement. Additionally, at the time of the inception of the New Fleet Credit Agreement, Katy had approximately $4.0 million of unamortized debt issuance costs associated with the Fleet Credit Agreement. The remainder of the previously capitalized costs, along with the capitalized costs from the New Fleet Credit Agreement, will be amortized over the life of the New Fleet Credit Agreement through April 2009. Future quarterly amortization expense is expected to be approximately $0.3 million. Also during the first quarter of 2004, Katy incurred fees and expenses of $0.4 million (reported in Other, net on the

Condensed Consolidated Statement of Operations) associated with a financing which the Company chose not to pursue.

(7) Retirement Benefit Plans

      Several subsidiaries have pension plans covering substantially all of their employees. These plans are noncontributory, defined benefit pension plans. The benefits to be paid under these plans are generally based on employees' retirement age and years of service. The companies' funding policies, subject to the minimum funding requirement of employee benefit and tax laws, are to contribute such amounts as determined on an actuarial basis to provide the plans with assets sufficient to meet the benefit obligations. Plan assets consist primarily of fixed income investments, corporate equities and government securities. The Company also provides certain health care and life insurance benefits for some of its retired employees. The post-retirement health plans are unfunded. Katy uses an annual measurement date of December 31 for the majority of its pension and other postretirement benefit plans for all years presented. Information regarding the Company's net periodic benefit cost for pension and other postretirement benefit plans as of March 31, 2004 is as follows:

                                             Pension Benefits         Other Benefits
                                             ----------------         --------------
                                           March 31,   March 31,   March 31,   March 31,
                                             2004        2003        2004        2003
                                             ----        ----        ----        ----
                                                      (Thousands of dollars)
Components of net periodic benefit cost:
Service cost                                $     1     $    19     $     7     $     7
Interest cost                                    32          38          40          42
Expected return on plan assets                  (33)        (37)         --          --
Amortization of prior service cost               --          --          15          15
Amortization of net gain                         17          18          --          --
                                            -------     -------     -------     -------
Net periodic benefit cost                   $    17     $    38     $    62     $    64
                                            =======     =======     =======     =======

      There are no required contributions to the pension plans for 2004 and Katy did not make any contributions during the first quarter of 2004.

(8) Preferred Interest in Subsidiary

      Coincident with a refinancing of Katy's debt obligations on February 3, 2003, the Company redeemed early, at a discount, the remaining preferred interest in a subsidiary, plus accrued distributions thereon, which had a stated value of $16.4 million. Katy utilized $10.0 million of the proceeds from the Fleet Credit Agreement for this purpose, with $9.8 million applied toward the preferred interest and the remainder applied toward accrued distributions through the date of the redemption. The difference between the amount paid on redemption and the stated value of preferred interest redeemed ($6.6 million pre-tax) was recognized as an increase to Additional paid-in capital on the Condensed Consolidated Balance Sheets, and is an addition to earnings available to common stockholders in the calculation of basic and diluted earnings per share during 2003.

(9) Income Taxes

      As of December 31, 2003, the Company had deferred tax assets, net of deferred tax liabilities, of $46.2 million. Domestic net operating loss (NOL) carry forwards comprised $26.3 million of the deferred tax assets. Katy's history of operating losses provides significant negative evidence with respect to the Company's ability to generate future taxable income, a requirement in order to recognize deferred tax assets on the Condensed Consolidated Balance Sheets. For this reason, the Company was unable at March 31, 2004 and December 31, 2003 to conclude that NOLs and other deferred tax assets would be utilized in the future. As a result, valuation allowances were recorded as of such dates for the full amount of deferred tax assets, net of the amount of deferred tax liabilities.

      The provision/benefit for income taxes reflected on the Condensed Consolidated Statements of Operations for the three months ended March 31, 2004 and 2003 represents current tax expense associated with federal, state and foreign taxes and additional provisions against originating deferred income tax assets.

(10) Commitments and Contingencies

      As set forth more fully in the Company's 2003 Annual Report on Form 10-K, the Company and certain of its current and former direct and indirect corporate predecessors, subsidiaries and divisions are involved in remedial activities at certain present and former locations and have been identified by the United States Environmental Protection Agency, state environmental agencies and private parties as potentially responsible parties (PRPs) at a number of hazardous waste disposal sites under the Comprehensive Environmental Response, Compensation and Liability Act (Superfund) or equivalent state laws and, as such, may be liable for the cost of cleanup and other remedial activities at these sites. Responsibility for cleanup and other remedial activities at a Superfund site is typically shared among PRPs based on an allocation formula. Under the federal Superfund statute, parties could be held jointly and severally liable, thus subjecting them to potential individual liability for the entire cost of cleanup at the site. Based on its estimate of allocation of liability among PRPs, the probability that other PRPs, many of whom are large, solvent, public companies, will fully pay the costs apportioned to them, currently available information concerning the scope of contamination, estimated remediation costs, estimated legal fees and other factors, the Company has recorded and accrued for environmental liabilities at amounts that it deems reasonable and believes that any liability with respect to these matters in excess of the accruals will not be material. The ultimate costs will depend on a number of factors and the amount currently accrued represents management's best current estimate of the total costs to be incurred. The Company expects this amount to be substantially paid over the next one to four years.

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

      On March 31, 2003, the court in the Southern District of Texas ordered that the case be transferred to the Southern District of Indiana on the ground that Indiana has a closer relationship to this case than Texas.

      The case is currently pending in the Southern District of Indiana. The plaintiff filed its Amended Complaint on December 17, 2003. The defendants filed motions to dismiss the Amended Complaint on February 17, 2004. All defendants have moved to dismiss the Amended Complaint and all claims contained within it on grounds of forum non conveniens and comity. All defendants have also moved to dismiss the Indiana RICO and Indiana Crime Victims Act claims as barred by the applicable statutes of limitations. Additionally, Woods and certain other defendants have separately moved to dismiss certain claims of the Amended Complaint pursuant to Federal Rules of Civil Procedure 12(b)(6) and 9(b) for failure to state a claim upon which relief can be granted. The plaintiff filed responses to these motions to dismiss on April 19, 2004, and defendants' replies in support of their various motions to dismiss are due on May 19, 2004. The parties are currently engaged in discovery. On April 14, 2004, the Court set the trial for this action (assuming any is needed) for October 2005.

      The plaintiff is claiming damages in excess of $24 million and is requesting that damages be trebled under Indiana and federal RICO, and/or the Indiana Crime Victims Act. Because defendants' motions to dismiss have not yet been fully briefed and certain jurisdictional issues have not yet been fully adjudicated, it is not possible at this time for the Company to reasonably determine an outcome or accurately estimate the range of potential exposure. Katy may have recourse against the former owner of Woods and others for, among other things, violations of covenants, representations and warranties under the purchase agreement through which Katy acquired Woods, and under state, federal and common law. Woods may also have indemnity claims against the former officers and directors. In addition, there is a dispute with the former owners of Woods regarding the final disposition of amounts withheld from the purchase price, which may be subject to further adjustment as a result of the claims by the plaintiff. The extent or limit of any such adjustment cannot be predicted at this time.

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

      Since 1998, Woods Canada has used the NOMA(R) trademark in Canada under the terms of a license with Gentek Inc. (Gentek). In October 2002, Gentek filed a petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. In July 2003, as part of the bankruptcy proceedings, Gentek filed a motion to reject the trademark license agreement. On November 5, 2003, Gentek's motion was granted by the U.S. Bankruptcy Court. As a result, this trademark license agreement is no longer in effect. Woods Canada will use the NOMA(R) trademark through mid-2004 and, thereafter, will lose the right to brand certain of its product with the NOMA(R) trademark. Approximately 50% of Woods Canada's sales are of NOMA(R) - branded products. Woods Canada will seek to replace those sales with sales of other products and will continue to act as a supplier for the new licensee of the NOMA(R) trademark. However, there is no guarantee that Woods Canada will be able to replace the lost sales of NOMA(R) - branded products.

      Although management believes that these actions individually and in the aggregate are not likely to have outcomes that will have a material adverse effect on the Company's financial position, results of operations or cash flow, further costs could be significant and will be recorded as a charge to operations when, and if, current information dictates a change in management's estimates.

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

      The following table sets forth information by segment:

                                                                                    Three months ended March 31,
                                                                                       2004                2003
                                                                                       ----                ----
                                                                                        (Thousands of dollars)
Maintenance Products Group
     Net external sales                                                             $  70,490           $  68,825
     Operating income                                                                   1,619               1,174
     Operating margin                                                                     2.3%                1.7%
     Severance, restructuring and related charges                                         787                 209
     Depreciation and amortization                                                      3,447               5,094
     Capital expenditures                                                               2,366               1,205

Electrical Products Group
     Net external sales                                                             $  29,405           $  21,627
     Operating income                                                                     926                 644
     Operating margin                                                                     3.1%                3.0%
     Severance, restructuring and related charges                                       1,111                  14
     Depreciation and amortization                                                        303                 298
     Capital expenditures                                                                  48                  45

Total
     Net external sales                            - Operating segments             $  99,895           $  90,452
                                                                                    ---------           ---------
                                                     Total                          $  99,895           $  90,452
                                                                                    =========           =========

     Operating income (loss)                       - Operating segments             $   2,545           $   1,818
                                                   - Unallocated corporate             (2,561)             (2,579)
                                                                                    ---------           ---------
                                                     Total                          $     (16)          $    (761)
                                                                                    =========           =========

     Severance, restructuring and related charges  - Operating segments             $   1,898           $     223
                                                   - Unallocated corporate                 --                   5
                                                                                    ---------           ---------
                                                     Total                          $   1,898           $     228
                                                                                    =========           =========

     Depreciation and amortization                 - Operating segments             $   3,750           $   5,392
                                                   - Unallocated corporate                 52                  22
                                                                                    ---------           ---------
                                                     Total                          $   3,802           $   5,414
                                                                                    =========           =========

     Capital expenditures                          - Operating segments             $   2,414           $   1,250
                                                   - Unallocated corporate                  1                   8
                                                   - Discontinued operations               --                  57
                                                                                    ---------           ---------
                                                     Total                          $   2,415           $   1,315
                                                                                    =========           =========

                                                                                     March 31,         December 31,
                                                                                       2004               2003
                                                                                       ----               ----
     Total assets                                  - Maintenance Products Group     $ 182,722           $ 176,214
                                                   - Electrical Products Group         49,544              51,353
                                                   - Other [a]                          1,624               1,627
                                                   - Unallocated corporate             10,588              12,514
                                                                                    ---------           ---------
                                                     Total                          $ 244,478           $ 241,708
                                                                                    =========           =========

[a] Amounts shown as "Other" represent items associated with the SESCO partnership and an equity investment in a shrimp harvesting and farming operation.

(12) Severance, Restructuring and Related Charges

      The Company has initiated several cost reduction and facility consolidation initiatives since its recapitalization in mid-2001, resulting in severance, restructuring and related charges over the past three years. A summary of severance, restructuring and related charges (by major initiative) for the three months ended March 31, 2004 and 2003 is as follows (in thousands):

                                                                      2004        2003
                                                                    --------    --------
Shutdown of Woods Canada manufacturing                              $  1,102    $     --
Consolidation of abrasives facilities                                    346          58
Consolidation of St. Louis manufacturing/distribution facilities         177         140
Consolidation of administrative functions for CCP                        140          11
Other                                                                    133          19
                                                                    --------    --------
Total severance, restructuring and related costs                    $  1,898    $    228
                                                                    ========    ========

      Shutdown of Woods Canada manufacturing - In December 2003, Woods Canada closed its manufacturing facility in Toronto, Ontario, after a decision was made to source all of its products from Asia. In the first quarter of 2004, Woods Canada incurred a charge of $1.0 million for a non-cancelable lease accrual associated with a sale/leaseback transaction and idle capacity as a result of the shutdown of manufacturing. Also in the first quarter of 2004, Woods Canada recorded $0.1 million for additional severance.

      Consolidation of abrasives facilities - In 2003, the Company initiated a plan to consolidate the manufacturing facilities of its abrasives business in order to implement a more competitive cost structure. It is expected that the Lawrence, Massachusetts and the Pineville, North Carolina facilities will be closed in 2004 and those operations consolidated into the newly expanded Wrens, Georgia facility. Costs were incurred in the three months ended March 31, 2004 related to severance for expected terminations at the Lawrence facility ($0.2 million) and expenses for the preparation of the Wrens facility ($0.1 million). Charges for the three months ended March 31, 2003 also related to severance and preparation costs.

      Consolidation of St. Louis manufacturing/distribution facilities - Starting in 2001, the Company developed a plan to consolidate the manufacturing and distribution of the four CCP facilities in the St. Louis area. In the first quarter of 2004, costs of $0.2 million were incurred related primarily to the movement of inventory and equipment. In the first quarter of 2003, charges were incurred for the movement of equipment between facilities and to a lesser extent, the adjustment of accruals related to non-cancelable leases for the vacated facilities.

      Consolidation of administrative functions for CCP - Katy has incurred various costs in 2004 and 2003 for the integration of back office and administrative functions into St. Louis, Missouri from the various operating divisions within the Maintenance Products Group. For the three months ended March 31, 2004, costs were incurred for system conversions and the consolidation of administrative personnel.

      Other - Costs in the first quarter of 2004 relate primarily to the closure of CCP's facility in Canada and the subsequent consolidation into the Woods Canada facility, and the closure of CCP's metals facility in Santa Fe Springs, California.

      The table below details activity in restructuring reserves since December 31, 2003 (in thousands).

                                                                            One-time      Contract
                                                                           Termination   Termination
                                                                Total      Benefits [a]   Costs [b]     Other [c]
                                                              ---------    ------------  -----------    ---------
Restructuring and related liabilities at December 31, 2003    $   8,476     $   1,570     $   6,851     $      55
     Additions to restructuring liabilities                       1,898           346         1,244           308
     Payments on restructuring liabilities                       (2,519)         (925)       (1,279)         (315)
                                                              ---------     ---------     ---------     ---------
Restructuring and related liabilities at March 31, 2004       $   7,855     $     991     $   6,816     $      48
                                                              =========     =========     =========     =========

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

      The table below details activity in restructuring and related reserves by operating segment since December 31, 2003 (in thousands).

                                                                           Maintenance   Electrical
                                                                            Products      Products
                                                                Total         Group         Group       Corporate
                                                              ---------     ---------     ---------     ---------
Restructuring and related liabilities at December 31, 2003    $   8,476     $   6,569     $   1,749     $     158
     Additions to restructuring liabilities                       1,898           786         1,112            --
     Payments on restructuring liabilities                       (2,519)       (1,591)         (844)          (84)
                                                              ---------     ---------     ---------     ---------
Restructuring and related liabilities at March 31, 2004       $   7,855     $   5,764     $   2,017     $      74
                                                              =========     =========     =========     =========

      The table below summarizes the future obligations for severance, restructuring and other related charges by operating segment detailed above (in thousands):

                                            Maintenance  Electrical
                                             Products     Products
                                  Total        Group        Group      Corporate
                                ---------    ---------    ---------    ---------
             2004               $   2,885    $   2,224    $     587    $      74
             2005                   1,998        1,444          554           --
             2006                   1,359          999          360           --
             2007                     706          497          209           --
             2008                     355          136          219           --
          Thereafter                  552          464           88           --
                                ---------    ---------    ---------    ---------
        Total Payments          $   7,855    $   5,764    $   2,017    $      74
                                =========    =========    =========    =========

(13) Subsequent Events

      On April 20, 2004 (as previously discussed in Note 6) the Company completed a refinancing of its outstanding indebtedness (the Refinancing) and entered into the New Fleet Credit Agreement. Like the previous credit agreement, the New Fleet Credit Agreement is a $110 million facility with a $20 million term loan (New Term Loan) and a $90 million revolving credit facility (New Revolving Credit Facility) with essentially the same terms as the previous credit agreement. The New Fleet Credit Agreement is an asset-based lending agreement and involves a syndicate of four banks, all of which participated in the syndicate from the previous credit agreement. Since the inception of the previous credit agreement, Katy had repaid $18.2 million of the previous Term Loan. The ability to repay that loan on a faster than anticipated timetable was primarily due to funds generated by the sale of GC/Waldom in April 2003, the sale of Duckback in September 2003 and various sales of excess real estate. The additional funds raised by the New Term Loan were used to pay down revolving loans (after costs of the transaction), creating additional borrowing capacity. In addition, the New Fleet Credit Agreement contains separate credit facilities in Canada and the United Kingdom which will allow the Company to borrow funds locally in these countries and provide a natural hedge against currency fluctuations.

      Below is a summary of the sources and uses associated with the funding of the New Fleet Credit Agreement (in thousands):

Sources:
New Term Loan incremental borrowings                                                     $ 18,152
                                                                                         ========

Uses:
Repayment of Revolving Credit Facility borrowings                                          17,042
Certain costs associated with the New Fleet Credit Agreement (through April 30, 2004)       1,110
                                                                                         --------
                                                                                         $ 18,152
                                                                                         ========

      The New Term Loan has a final maturity date of April 20, 2009 with quarterly repayments of $0.7 million, the first of which will be made on July 1, 2004. A final payment of $5.7 million will be made upon final maturity in 2009. The New Term Loan is collateralized by real and personal property. The New Revolving Credit Facility also has an expiration date of April 20, 2009 and its borrowing base is determined by eligible inventory and accounts receivable.

      All extensions of credit under the New Fleet Credit Agreement are collateralized by a first priority perfected security interest in and lien upon the capital stock of each material domestic subsidiary (65% of the capital stock of certain foreign subsidiaries), and all present and future assets and properties of Katy. Customary financial covenants and restrictions apply under the New Fleet Credit Agreement. Until September 30, 2004, interest accrues on New Revolving Credit Facility borrowings at 175 basis points over applicable LIBOR rates, and at 200 basis points over LIBOR for borrowings under the New Term Loan. Subsequent to September 30, 2004, in accordance with the New Fleet Credit Agreement, margins (i.e. the interest rate spread above LIBOR) could increase depending on certain leverage measurements. Also in accordance with the New Fleet Credit Agreement, margins on the New Term Loan will drop an additional 25 basis points if the balance of the New Term Loan is reduced below $10.0 million. Interest accrues at higher margins on prime rates for Swingline Loans, as defined in the agreement, the amounts of which are expected to be nominal.

      On April 20, 2004, the Company also announced that it has resumed its $5.0 million share repurchase program, which had been previously suspended in November 2003. During 2003 and prior to the suspension, 482,800 shares of common stock were repurchased on the open market for approximately $2.5 million under this plan.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three Months Ended March 31, 2004 versus Three Months Ended March 31, 2003

      The table below and the narrative that follows summarize the key factors in the year-to-year changes in operating results.

                                                          Three months ended March 31,        Percentage
                                                             2004             2003             Variance
                                                             ----             ----             --------
                                                            (Thousands of dollars)
Maintenance Products Group
    Net external sales                                    $  70,490        $  68,825              2.4%
    Operating income                                          1,619            1,174             37.9%
    Operating margin                                            2.3%             1.7%             N/A
    Severance, restructuring and related charges                787              209            276.6%
    Depreciation and amortization                             3,447            5,094            (32.3%)
    Capital expenditures                                      2,366            1,205             96.3%

Electrical Products Group
    Net external sales                                    $  29,405        $  21,627             36.0%
    Operating income                                            926              644             43.8%
    Operating margin                                            3.1%             3.0%             N/A
    Severance, restructuring and related charges              1,111               14              0.0%
    Depreciation and amortization                               303              298              1.7%
    Capital expenditures                                         48               45              6.7%

Total Company [a]
    Net external sales [b]                                $  99,895        $  90,452             10.4%
    Operating loss [b]                                          (16)            (761)           (97.9%)
    Operating deficit [b]                                      (0.0%)           (0.8%)            N/A
    Severance, restructuring and related charges [b]          1,898              228            732.5%
    Depreciation and amortization [b]                         3,802            5,414            (29.8%)
    Capital expenditures [c]                                  2,415            1,315             83.7%

                                                          March 31,       December 31,        Percentage
                                                            2004             2003              Variance
                                                            ----             ----              --------
Total assets
    Maintenance Products Group                            $ 182,722        $ 176,214              3.7%
    Electrical Products Group                                49,544           51,353             (3.5%)
    Corporate, discontinued operations and other             12,212           14,141            (13.6%)
                                                          ---------        ---------
                                                          $ 244,478        $ 241,708              1.1%
                                                          =========        =========

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

[b] Excludes discontinued operations.

[c] Includes discontinued operations.

Company Overview

      Overall, net sales for the Company in the first quarter of 2004 increased $9.4 million, or 10%, from the first quarter of 2003. Higher net sales resulted from a volume increase of 8% and favorable currency translation of 3%, partially offset by lower pricing of 1%. Gross margins were 16.6% in the first quarter of 2004 an increase of 0.8 percentage points from the first quarter of 2003. The favorable impact of restructuring, cost containment and lower depreciation was offset partially by higher raw material costs. Selling, general and administrative expenses (SG&A) as a percentage of sales declined from 16.4% in the first quarter of 2003 to 14.8% in the first quarter of 2004. This decrease can be primarily attributed to the increase in net sales. The operating deficit was reduced $0.7 million to essentially break even, mostly as a result of improved sales and lower SG&A, offset by higher severance, restructuring and related charges. Excluding these charges, the Company experienced operating profit of $1.9 million during the first three months of 2004 versus an operating deficit of $0.5 million in the first three months of 2003. To provide additional transparency about measures of the Company's performance, we supplement the reporting of our financial information under generally accepted accounting principles (GAAP) with non-GAAP information on operating income (loss) excluding severance, restructuring and related charges and impairments of long-lived assets. We believe the use of this measure is a better indicator of the underlying operating performance of the Company's businesses and allows us to make meaningful comparisons of different operating periods.

Maintenance Products Group

      The Maintenance Products Group's performance improved during the first quarter of 2004 due to an overall increase in net sales for the quarter (mostly due to favorable currency translation) along with lower depreciation from levels that were atypically high in 2003 (related to the revision of the estimated useful lives of certain manufacturing assets), partially offset by higher raw materials costs. Operating results continue to be favorably impacted by the numerous cost reduction initiatives including the consolidation of our facilities in the St. Louis area.

Net sales

      Net sales from the Maintenance Products Group increased from $68.8 million during the three months ended March 31, 2003 to $70.5 million during the three months ended March 31, 2004, an increase of 2%. Overall, this improvement was principally due to the favorable impact of exchange rates of 2%, since volume and pricing were essentially flat versus the same period last year. We experienced volume gains in certain businesses that sell to commercial customers, principally for our domestic abrasives and mops, brooms and brushes as well as our Jan/San business in the United Kingdom. Stronger sales of roofing products to the construction industry contributed to the increase in domestic abrasives sales, while sales of mops, brooms and brushes benefited from the ability of customers to order products from all CCP divisions on one purchase order. Jan/San volumes in the U.K. increased primarily as a result of the acquisition of Spraychem Limited on April 1, 2003. Sales volume for the Consumer business unit in the U.S., which sells primarily to mass market retail customers, was lower due to the loss of certain product lines with major outlet customers. The U.K. consumer plastics business benefited overall from favorable exchange rates, partially offset by weaker volumes as we declined to offer lower margin business in the first quarter.

      Since the fourth quarter of 2003, we centralized our customer service and administrative functions for CCP divisions Jan/San, Glit/Microtron, Wilen and Disco in one location, allowing customers to order products from any CCP division on one purchase order. The customer service and administrative functions for the Loren business unit will be added during 2004. We believe that operating these businesses as a cohesive unit will improve customer service in that our customers' purchasing processes will be simplified, as will follow up on order status, billing, collection and other related functions. This should also increase customer loyalty, help in attracting new customers and lead to increased top line sales in future years.

Operating income

      The group's operating income improved by $0.4 million from $1.2 million in the first quarter of 2003 to $1.6 million in 2004, an improvement of 38%. The increase in operating income was almost entirely attributable to the business units which sell to commercial customers, principally as a result of higher volumes. Operating results were positively impacted by lower depreciation levels that were atypically high in 2003 related to the revision of the estimated useful lives of certain manufacturing assets and benefits realized from the implementation of cost reduction strategies. Operating income was negatively impacted by higher raw material costs in the first quarter of 2004 versus 2003. Operating income for both periods was also impacted by costs for severance, restructuring and related costs, which are discussed further below. Excluding those charges, operating income increased by $1.0 million from $1.4 million during the three months ended March 31, 2003 to $2.4 million for the same period in 2004.

      Operating results for the group during the three months ended March 31, 2004 and 2003 were negatively impacted by severance, restructuring and related charges of $0.8 million and $0.2 million, respectively. Charges in the first quarter of 2004 related to the restructuring of the abrasives business ($0.3 million); the movement of inventory and equipment in connection with the consolidation of St. Louis manufacturing and distribution facilities ($0.2 million); costs incurred for the consolidation of administrative functions for CCP ($0.1 million) and expenses for the closure of CCP's facility in Canada and the subsequent consolidation into the Woods Canada facility ($0.1 million). During the first quarter of 2003, costs were incurred in connection with the consolidation of St. Louis manufacturing and distribution facilities ($0.1 million) and the restructuring of the abrasives business ($0.1 million).

      Total assets for the group increased primarily as a result of increased inventory due to early purchasing of certain raw materials in advance of anticipated cost increases.

Electrical Products Group

      The Electrical Products Group continued its strong performance into the first quarter of 2004, driven primarily by improved sales volume over the first quarter of 2003, and secondarily, by higher margins over the prior year resulting from Woods Canada's decision to source substantially all of its products from Asia.

Net sales

      The Electrical Product Group's sales improved from $21.6 million in the first quarter of 2003 to $29.4 million in the first quarter of 2004, an increase of 36%. An increase in volume of 34% and favorable currency translation of 5% were partially offset by lower pricing of 3%. Both Woods and Woods Canada experienced increases in sales as a result of higher volumes of direct import merchandise, which are shipped directly from our suppliers to our customers, such as extension cords and power strips. Woods' sales performance during the three months ended March 31, 2004 also benefited from new stores and same store growth for its largest customer, a national mass market retailer, and a price increase implemented late in the quarter to offset the rising cost of copper. Sales at Woods Canada in the first quarter of 2004 compared to the first quarter of 2003 were favorably impacted by a stronger Canadian dollar versus the U.S. dollar and fewer sales returns in the current year quarter. However, this was mostly offset by lower pricing resulting from downward pricing pressures from a mass market retailer.

Operating income

      The group's operating income increased from $0.6 million for the three months ended March 31, 2003 to $0.9 million for the three months ended March 31, 2004. The strong volume increases as well as improved gross margins contributed to the higher profitability of the Electrical Products Group. Margins were positively impacted in the first quarter of 2004 by the closure of the Woods Canada manufacturing facility in December and the pursuit of a fully outsourced product strategy. Operating income in the first quarter of 2003 and 2004 was reduced by costs for severance, restructuring and related costs, which are discussed further below. Excluding these costs, operating income increased from $0.7 million for the first three months of 2003 to $2.0 million for the same period in 2004, an increase of 210%.

      Operating results in the first three months of 2004 and 2003 were negatively impacted by severance, restructuring and related charges of $1.1 million and $14 thousand, respectively. In the first quarter of 2004, Woods Canada incurred a charge of $1.0 million for a non-cancelable lease accrual associated with a sale/leaseback transaction and idle capacity as a result of the shutdown of manufacturing and $0.1 million for additional severance. Costs in the first quarter of 2003 related to the shutdown of the Woods manufacturing facility in December 2002.

      Total assets for the group decreased $1.8 million as lower accounts receivable balances due to seasonally lower sales at the end of the first quarter of 2004 versus the end of 2003 were partially offset by higher inventory levels resulting from the early purchasing of products in advance of anticipated supplier price increases.

Discontinued Operations

      Two business units are reported as discontinued operations for the three months ended March 31, 2003: GC/Waldom Electronics, Inc. (GC/Waldom) and Duckback Products, Inc. (Duckback). GC/Waldom reported income (net of tax) of less than $0.1 million in the first quarter of 2003. GC/Waldom was sold on April 2, 2003 and a loss (net of tax) of $0.2 million was recognized in the second quarter of 2003 as a result of the sale. Duckback generated income of $1.0 million (net of tax) in the first quarter of 2003. Duckback was sold on September 16, 2003 and a gain (net of tax) of $7.6 million was recognized in the third quarter of 2003 as a result of the sale. There was no discontinued operations activity for the first quarter of 2004.

Other Items

      Interest expense decreased by $1.6 million in the first quarter of 2004 versus the same period of 2003, primarily due to the write-off of unamortized debt costs of $1.2 million in the first quarter of 2003 resulting from the February 2003 refinancing. Excluding the write-off, interest expense decreased by $0.4 million, due mainly to lower average borrowings during the first quarter of 2004, principally as a result of applying proceeds from the sale of non-core businesses in 2003. Other, net for the three months ended March 31, 2004 included the write-off of fees and expenses of $0.4 million associated with a financing which the Company chose not to pursue.

      The provision for income taxes for the three months ended March 31, 2004 reflects current expense for federal, state and foreign income taxes. No federal benefit was recorded on the pre-tax net loss for the first quarter of 2004 as valuation allowances were recorded related to any deferred tax asset created as a result of the book loss. The Company's income tax expense for the first quarter of 2003 was $0.5 million. Of this amount, $0.6 million of income tax expense was attributable to income from discontinued operations, thereby resulting in a tax benefit of $27 thousand related to continuing operations.

LIQUIDITY AND CAPITAL RESOURCES

      Liquidity was negatively impacted during the first quarter of 2004 as a result of lower operating cash flow during the quarter. The Company used $15.7 million of operating cash compared to operating cash flow used during the first quarter of 2003 of $13.5 million. Debt obligations at March 31, 2004 increased $12.1 million from December 31, 2003. This increase in debt was primarily the result of working capital changes, primarily higher inventory and lower payables and accruals, offset by the proceeds from the sale of assets. The inventory build was due to the early purchase of certain materials in advance of scheduled supplier price increases and to a seasonal increase in the Electrical Products Group. Accounts payable were lower as a result of our decision to take advantage of discount terms offered by certain vendors while accruals were impacted by the settlement of previously recorded restructuring charges. On March 31, 2004, Woods Canada sold its manufacturing facility for net proceeds of $3.2 million and immediately entered into a sale/leaseback arrangement to allow that business unit to occupy this property as a distribution facility.

      Since February 3, 2003 and through April 20, 2004, liquidity was provided by the Fleet Credit Agreement. This $110 million facility was comprised of a $20 million term loan and a $90 million revolving credit line. The Fleet Credit Agreement was an asset-based lending agreement and involved a syndicate of six banks. On April 20, 2004, we refinanced the Fleet Credit Agreement through an amended and restated agreement (New Fleet Credit Agreement) with essentially the same terms as the Fleet Credit Agreement. The New Fleet Credit Agreement is also a $110 million facility with a $20 million term loan (New Term Loan) and a $90 million revolving credit line (New Revolving Credit Facility). Since the inception of the Fleet Credit Agreement, we had repaid $18.2 million of the previous Term Loan. The ability to repay that loan on a faster than anticipated timetable was primarily due to funds generated by the sale of GC/Waldom in April 2003, the sale of Duckback in September 2003 and various sales of excess real estate. The additional funds raised by the New Term Loan were used to pay down revolving loans (after costs of the transaction), creating additional borrowing capacity. In addition, the New Fleet Credit Agreement contains separate credit facilities in Canada and the United Kingdom which will allow us to borrow funds locally in these countries and provide a natural hedge against currency fluctuations. The New Revolving Credit Facility has an expiration date of April 20, 2009.

      The New Fleet Credit Agreement allows us to efficiently leverage our entire asset base, and to create more borrowing capacity under our New Revolving Credit Facility, which is based on the liquidation values of accounts receivable and inventories. Unused borrowing availability on the previous revolving credit facility was $17.6 million at March 31, 2004. Had the New Revolving Credit Facility been in effect on March 31, 2004, unused borrowing availability would have been approximately $34 million. The New Term Loan is collateralized by real and personal property. Below is a summary of the sources and uses associated with the funding of the New Fleet Credit Agreement (in thousands):

Sources:
New Term Loan incremental borrowings                                                     $ 18,152
                                                                                         ========

Uses:
Repayment of Revolving Credit Facility borrowings                                          17,042
Certain costs associated with the New Fleet Credit Agreement (through April 30, 2004)       1,110
                                                                                         --------
                                                                                         $ 18,152
                                                                                         ========

      Our borrowing base under the New Fleet Credit Agreement is reduced by the outstanding amount of standby and commercial letters of credit. Vendors, financial institutions and other parties with whom we conduct business may require letters of credit in the future that either 1) do not exist today or 2) would be at higher amounts than those that exist today. Currently, our largest letters of credit relate to our casualty insurance programs. At March 31, 2004, total outstanding letters of credit were $8.6 million.

      All extensions of credit under the New Fleet Credit Agreement are collateralized by a first priority perfected security interest in and lien upon the capital stock of each material domestic subsidiary (65% of the capital stock of certain foreign subsidiaries), and all present and future assets and properties of Katy. Customary financial covenants and restrictions apply under the New Fleet Credit Agreement. Until September 30, 2004, interest accrues on New Revolving Credit Facility borrowings at 175 basis points over applicable LIBOR rates, and at 200 basis points over LIBOR for term borrowings. Subsequent to September 30, 2004 in accordance with the New Fleet Credit Agreement, our margins (i.e. the interest rate spread above LIBOR) could increase depending upon certain leverage measurements. Also in accordance with the New Fleet Credit Agreement, margins on the term borrowings will drop an additional 25 basis points if the balance of the New Term Loan is reduced below $10.0 million. Interest accrues at higher margins on prime rates for swing loans, the amounts of which were nominal at March 31, 2004.

      Katy has incurred additional debt issuance costs in 2004 associated with the New Fleet Credit Agreement. Additionally, at the time of the inception of the New Fleet Credit Agreement, Katy had approximately $4.0 million of unamortized debt issuance costs associated with the Fleet Credit Agreement. The remainder of the previously capitalized costs, along with the capitalized costs from the New Fleet Credit Agreement will be amortized over the life of the New Fleet Credit Agreement through April 2009. Also during the first quarter of 2004, we incurred fees and expenses of $0.4 million associated with a financing which the Company chose not to pursue.

      The revolving credit facility under the New Fleet Credit Agreement requires lockbox agreements which provide for all receipts to be swept daily to reduce borrowings outstanding. These agreements, combined with the existence of a material adverse effect (MAE) clause in the Fleet Credit Agreement, causes the revolving credit facility to be classified as a current liability (except as noted below), per guidance in the Emerging Issues Task Force (EITF) Issue No. 95-22, Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement. Historically, the Company did not expect to repay, or be required to repay, within one year, the balance of the revolving credit facility classified as a current liability. However, on April 20, 2004, we refinanced the Fleet Credit Agreement (the Refinancing) through an amended and restated agreement (New Fleet Credit Agreement) whereby $17.1 million of the Revolving Credit Facility was repaid with the non-current portion of a new term loan. Accordingly, $17.1 million of Revolving Credit Facility borrowings were classified as non-current as of March 31, 2004. (See Note 13 for further information regarding the Refinancing and the New Fleet Credit Agreement). The MAE clause, which is a fairly typical requirement in commercial credit agreements, allows the lender to require the loan to become due if it determines there has been a material adverse effect on our operations, business, properties, assets, liabilities, condition or prospects. The classification of the revolving credit facility as a current liability (except as noted above) is a result only of the combination of the two aforementioned factors: the lockbox agreements and the MAE clause. The previous revolving credit facility did not expire or have a maturity date within one year, but rather had a final expiration date of January 31, 2008. Also, we were in compliance with the applicable financial covenants of the Fleet Credit Agreement at March 31, 2004. The lender had not notified us of any indication of a MAE at March 31, 2004, and we were not in default of any provision of the Fleet Credit Agreement at March 31, 2004.

      The New Fleet Credit Agreement, and the additional borrowing ability under the New Revolving Credit Facility obtained by incurring new term debt, results in three important benefits related to the long-term strategy of Katy: 1) additional borrowing capacity to invest in capital expenditures and/or acquisitions key to our strategic direction, 2) increased working capital flexibility to build inventory when necessary to accommodate lower cost outsourced finished goods inventory and 3) the ability to borrow locally in Canada and the United Kingdom and provide a natural hedge against currency fluctuations.

      In April 2004, we also announced that we have resumed our $5.0 million share repurchase plan, which had been previously suspended in November 2003. During 2003 and prior to the suspension, 482,800 shares of common stock were repurchased on the open market for approximately $2.5 million under this plan.

      Funding for capital expenditures and working capital needs is expected to be accomplished through the use of available borrowings under the New Fleet Credit Agreement. Anticipated capital expenditures are expected to be slightly higher in 2004 than in 2003, mainly due to additional investments planned for the development of new products. Restructuring and consolidation activities are important to reducing our cost structure to a competitive level. We believe that our operations and the New Fleet Credit Agreement provide sufficient liquidity for our operations going forward.

      We have a number of obligations and commitments, which are listed on the schedule later in this section entitled "Contractual Obligations and Commercial Commitments." We have considered all of these obligations and commitments in structuring our capital resources to ensure that they can be met. See the notes accompanying the table in that section for further discussions of those items.

      We are continually evaluating alternatives relating to divestitures of certain of our businesses. Divestitures present opportunities to de-leverage our financial position and free up cash for further investments in core activities. In addition to the sale of the GC/Waldom and Duckback businesses in 2003 for aggregate proceeds of $23.6 million, we have sold additional assets in 2003 and the first quarter of 2004 for net proceeds of $2.8 million and $3.7 million, respectively. The largest of these was the March 31, 2004 sale of the Woods Canada manufacturing facility in Toronto, Ontario for net proceeds were $3.2 million, all of which was used to repay our outstanding debt obligations. Contemporaneously with the sale, Woods Canada entered into a five-year lease with the buyer to continue the distribution of their products from that facility.

OFF-BALANCE SHEET ARRANGEMENTS

Contractual Obligations and Commercial Obligations

      Katy's obligations as of March 31, 2004 are summarized below:
      (In thousands of dollars)

                                                Due in less        Due in        Due in     Due after
Contractual Cash Obligations            Total   than 1 year     1-3 years     4-5 years       5 years
----------------------------            -----   -----------     ---------     ---------       -------
Revolving credit facility [a]       $  49,906     $      --     $      --     $  49,906     $      --
Term loans                              1,848         1,848            --            --            --
Operating leases [b]                   31,460         9,140        12,970         7,653         1,697
Severance and restructuring [b]         3,607         1,625         1,301           440           241
SESCO payable to Montenay [c]           4,800         1,000         2,050         1,750            --
                                    ---------     ---------     ---------     ---------     ---------
Total Contractual Obligations       $  91,621     $  13,613     $  16,321     $  59,749     $   1,938
                                    =========     =========     =========     =========     =========

                                                Due in less        Due in        Due in     Due after
Other Commercial Commitments            Total   than 1 year     1-3 years     4-5 years       5 years
----------------------------            -----   -----------     ---------     ---------       -------
Commercial letters of credit        $     316     $     316     $      --     $      --     $      --
Stand-by letters of credit              8,310         8,310            --            --            --
Guarantees [d]                         30,435         6,765        23,670            --            --
                                    ---------     ---------     ---------     ---------     ---------
Total Commercial Commitments        $  39,061     $  15,391     $  23,670     $      --     $      --
                                    =========     =========     =========     =========     =========

[a] As discussed in the Liquidity and Capital Resources section above, a portion of the Fleet Revolving Credit Facility is classified as a current liability on the Condensed Consolidated Balance Sheets as a result of the combination in the Fleet Credit Agreement of 1) lockbox agreements on Katy's depository bank accounts and 2) a subjective Material Adverse Effect (MAE) clause. The New Revolving Credit Facility expires in April of 2009.

[b] These obligations represent liabilities associated with restructuring activities, other than liabilities for non-cancelable lease rentals. Future non-cancelable lease rentals are included in the line entitled "Operating leases." Our Condensed Consolidated Balance Sheet at March 31, 2004 includes $6.8 million in discounted liabilities associated with non-cancelable operating lease rentals, net of estimated sub-lease revenues, related to facilities that have been abandoned as a result of restructuring and consolidation activities.

[c] Amount owed to Montenay as a result of the SESCO partnership. $1.0 million of this obligation is classified in the Condensed Consolidated Balance Sheets as an Accrued Expense in Current Liabilities, while the remainder is included in Other Liabilities, recorded on a discounted basis.

[d] SESCO, an indirect wholly-owned subsidiary of Katy, is party to a partnership that operates a waste-to-energy facility and has certain contractual obligations, for which Katy provides certain guarantees. If the partnership is not able to perform its obligations under the contracts, under certain circumstances SESCO and Katy could be subject to damages equal to the amount of Industrial Revenue Bonds outstanding (which financed construction of the facility) of $30.4 million less amounts held by the partnership in debt service reserve funds. Katy and SESCO do not anticipate non-performance by parties to the contracts. See Note 5 to the Condensed Consolidated Financial Statements in
Part I, Item 1.

SEVERANCE, RESTRUCTURING AND RELATED CHARGES

      See Note 12 to the Condensed Consolidated Financial Statements in Part I,
Item 1 for a discussion of severance, restructuring and related charges.

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

      Despite increases in raw materials costs, gross margins have been improving and are expected to continue to improve in 2004 as we realize the benefits of various profit-enhancing strategies implemented since a recapitalization of the Company in June 2001. These strategies include sourcing previously manufactured products, as well as locating new sources for products already sourced outside of our facilities. We have significantly reduced headcount, and continue to monitor whether we can consolidate any of our facilities. Cost of goods sold is subject to variability in the prices for certain raw materials, most significantly thermoplastic resins used in the manufacture of plastic products for the Jan/San and consumer plastic businesses. Prices of plastic resins, such as polyethylene and polypropylene, increased steadily from the latter half of 2002 through the middle of 2003, then fell slightly in the second half of the year, and have increased again during the early months of 2004. Management has observed that the prices of plastic resins are driven to an extent by prices for crude oil and natural gas, in addition to other factors specific to the supply and demand of the resins themselves. We cannot predict the direction resin prices will take during 2004 and beyond. We are also exposed to price changes for copper (a primary material in many of the products sold by Woods and Woods Canada), aluminum and steel (primary materials in production of truck boxes), corrugated packaging material and other raw materials. Prices for copper, aluminum and steel all have increased in recent months. We have not employed an active hedging program related to our commodity price risk, but are employing other strategies for managing this risk, including contracting for a certain percentage of resin needs through supply agreements and opportunistic spot purchases. In a climate of rising raw material costs, we experience difficulty in raising prices to share these higher costs to our customers.

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

      Selling, general and administrative expenses have remained stable and are expected to continue to remain stable as a percentage of sales from 2003 levels. Cost reduction efforts are ongoing throughout the Company. Our corporate office was relocated in 2001 and we expect to maintain modest headcount and rental costs for that office. We have completed the process of transferring most back-office functions of our Wilen (mops, brooms and brushes) and Glit/Microtron (abrasives) businesses from Georgia to Bridgeton, Missouri, the headquarters of CCP. We are nearly complete with the process of transferring most back-office functions of our Disco (filters and miscellaneous food service items) business in McDonough, Georgia to Bridgeton, Missouri. We will consolidate administrative processes at our Loren business unit during 2004 and will continue to evaluate the possibility of further consolidation of administrative processes.

      We have announced or committed to several restructuring plans involving our operations. During 2002 and 2003, we announced plans to consolidate the Warson Road and Earth City facilities as well as a portion of the Hazelwood facility into the Bridgeton facility. All of these facilities are located in the St. Louis, Missouri area. The moves from the Warson Road, Hazelwood and Earth City facilities are now complete. Hazelwood will continue to operate on a satellite basis. Certain molding machines have been and will continue to be transferred to the Bridgeton facility and excess machinery will be sold. The significant charges recorded during 2002 and 2003 related to these facilities were mainly to accrue non-cancelable lease payments for these facilities. These accruals do not create incremental cash obligations in that we are obligated to make the associated payments whether we occupy the facilities or not. The amount we will ultimately pay out under these accruals is dependent on our ability to successfully sublet all or a portion of abandoned facilities. We expect the Jan/San and consumer plastics business units to continue to benefit from lower overhead costs in 2004 as a result of these consolidations. Further facility consolidations with respect to the CCP operations are under review. In 2003, we initiated a plan to consolidate the manufacturing facilities of its abrasives business in order to implement a more competitive cost structure. It is expected that the Lawrence, Massachusetts and the Pineville, North Carolina facilities will be closed in 2004 and those operations consolidated into the newly expanded Wrens, Georgia facility.

      In December 2003, we closed the Woods Canada manufacturing facility in Toronto, necessitated by our decision to fully outsource the manufacturing of its products to lower cost sources. Prior to the plant closure, Woods Canada already sourced a portion of its finished goods from vendors. While outsourcing of the Woods Canada products is a cost-saving measure, Woods Canada expects to maintain higher inventory levels, especially through mid-2004, as a result of this move.

      We have committed to other restructuring alternatives as well, most of which center around consolidation of operations into fewer facilities. Certain of these projects will require additional levels of cash for both capital expenditures and moving and relocation costs. Capital expenditures and severance, restructuring and related costs associated with these initiatives are expected to be approximately $2 million to $3 million for the remainder of 2004.

      We continue to pursue a strategy within the Maintenance Products Group to simplify our business transactions and improve our customer relationships. We have centralized customer service functions for the Continental (Jan/San), Glit/Microtron, Wilen and Disco business units allowing customers to order products from any CCP division on one purchase order. We expect to include the Loren business unit as part of this shared services model during 2004. We believe that operating these businesses as a cohesive unit will improve customer service because our customers' purchasing processes will be simplified, as will follow up on order status, billing, collection and other related functions. We expect that these steps will increase customer loyalty and help in attracting new customers and increasing top line sales in future years.

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

      We expect interest rates in 2004 to be slightly higher than 2003; however, we cannot predict the future levels of interest rates. Until September 30, 2004, interest accrues on New Revolving Credit Facility borrowings at 175 basis points over applicable LIBOR rates, and at 200 basis points over LIBOR for New Term Loan borrowings. Subsequent to September 30, 2004 in accordance with the New Fleet Credit Agreement, our margins (i.e. the interest rate spread above LIBOR) could increase depending upon certain leverage measurements. Also in accordance with the New Fleet Credit Agreement, margins on the term borrowings will drop an additional 25 basis points if the balance of the New Term Loan is reduced below $10.0 million.

      Given our history of operating losses, along with guidance provided by the accounting literature covering accounting for income taxes, we were unable to conclude it is more likely than not that we will be able to generate future taxable income sufficient to realize the benefits of deferred tax assets carried on our books. Therefore, a full valuation allowance on the net deferred tax asset position was recorded at March 31, 2004 and December 31, 2003, and we do not expect to record the benefit of any deferred tax assets that may be generated in 2004. We will continue to record current expense associated with federal, foreign and state income taxes.

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

      - The potential impact of rising interest rates on our LIBOR-based New Fleet Credit Agreement.

      - Our inability to meet covenants associated with the New Fleet Credit Agreement.

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

ENVIRONMENTAL AND OTHER CONTINGENCIES

      See Note 10 to the Condensed Consolidated Financial Statements in Part I,
Item 1 for a discussion of environmental and other contingencies.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

      See Note 2 to the Condensed Consolidated Financial Statements in Part I,
Item 1 for a discussion of recently issued accounting pronouncements.

CRITICAL ACCOUNTING POLICIES

      We disclosed details regarding certain of our critical accounting policies in the Management's Discussion and Analysis section of our 2003 Annual Report on Form 10-K (Part II, Item 7). There have been no changes to policies as of March 31, 2004.

       Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

      Our exposure to market risk associated with changes in interest rates relates primarily to our debt obligations. We currently do not use derivative financial instruments relating to this exposure. Our interest obligations on outstanding debt at March 31, 2004 were indexed from short-term LIBOR. We do not believe our exposures to interest rate risks are material to our financial position or results of operations.

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

Commodity Price Risk

      We have not employed an active hedging program related to our commodity price risk, but are employing other strategies for managing this risk, including contracting for a certain percentage of resin needs through supply agreements and opportunistic spot purchases. See Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - OUTLOOK FOR 2004, for further discussion of our exposure to increasing raw material costs.

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

(b) Change in Internal Controls

      There have been no changes in Katy's internal control over financial reporting during the quarter ended March 31, 2004 that has materially affected, or is reasonable likely to materially affect Katy's internal control over financial reporting.

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

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

      10.1 Amended and Restated Loan Agreement dated as of April 20, 2004 with Fleet Capital Corporation, filed herewith.

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

      32.2  Certification of Chief Financial Officer pursuant to 18 U.S.C.
            Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

      - Form 8-K, Item 12 furnished March 10, 2004, including press release and schedules announcing results of operations for the fourth quarter of 2003 and full year 2003 earnings (not incorporated by reference).

                                   Signatures

      Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              KATY INDUSTRIES, INC.
                                   Registrant


DATE: May 10, 2004                  By  /s/ C. Michael Jacobi
                                        ---------------------
                                        C. Michael Jacobi
                                        President and Chief Executive Officer


                                    By  /s/ Amir Rosenthal
                                        ------------------
                                        Amir Rosenthal
                                        Vice President, Chief Financial Officer,
                                        General Counsel and Secretary