Form 10-Q
period 2004-06-30
KATY INDUSTRIES INC
filed 2004-08-16
CIK 54681

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly period ended: June 30, 2004

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

Yes ☒	No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class	Outstanding at August 13, 2004
Common Stock, $1 Par Value	7,870,377

KATY INDUSTRIES, INC.
FORM 10-Q
June 30, 2004

INDEX

			Page

PART I	FINANCIAL INFORMATION

	Item 1.	Financial Statements:

		Condensed Consolidated Balance Sheets
		June 30, 2004 and December 31, 2003 (unaudited)	2,3

		Condensed Consolidated Statements of Operations
		Three Months and Six Months Ended
		June 30, 2004 and 2003 (unaudited)	4

		Condensed Consolidated Statements of Cash Flows
		Six Months Ended June 30, 2004 and 2003 (unaudited)	5

		Notes to Condensed Consolidated Financial Statements (unaudited)	6

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	23

	Item 3.	Quantitative and Qualitative Disclosures about Market Risk	39

	Item 4.	Controls and Procedures	39

PART II	OTHER INFORMATION

	Item 1.	Legal Proceedings	40

	Item 2.	Changes in Securities, Use of Proceeds and Issuer Proceeds of Equity Securities	40

	Item 6.	Exhibits and Reports on Form 8-K	41

	Signatures		42

	Certifications		43-46

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

KATY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Thousands of Dollars)
(Unaudited)

ASSETS

	June 30,	December 31,
	2004	2003

CURRENT ASSETS:

Cash and cash equivalents	$5,684	$6,748
Accounts receivable, net	61,007	65,197
Inventories, net	68,116	53,545
Other current assets	4,847	1,658

Total current assets	139,654	127,148

OTHER ASSETS:

Goodwill	10,215	10,215
Intangibles, net	21,647	22,399
Other	10,427	10,352

Total other assets	42,289	42,966

PROPERTY AND EQUIPMENT
Land and improvements	1,812	3,196
Buildings and improvements	14,188	17,198
Machinery and equipment	134,092	129,240

	150,092	149,634
Less - Accumulated depreciation	(83,778)	(78,040)

Property and equipment, net	66,314	71,594

Total assets	$248,257	$241,708

See Notes to Condensed Consolidated Financial Statements.

KATY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Thousands of Dollars, Except Share Data)
(Unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	June 30,	December 31,
	2004	2003

CURRENT LIABILITIES:

Accounts payable	$29,503	$37,259
Accrued compensation	5,022	6,212
Accrued expenses	38,276	40,238
Current maturities of long-term debt	2,857	2,857
Revolving credit agreement	43,022	36,000

Total current liabilities	118,680	122,566

LONG-TERM DEBT, less current maturities	16,429	806

OTHER LIABILITIES	14,077	16,044

Total liabilities	149,186	139,416

COMMITMENTS AND CONTINGENCIES (Notes 10 and 12)	-	-

STOCKHOLDERS’ EQUITY
15% Convertible Preferred Stock, $100 par value, authorized
1,200,000 shares, issued and outstanding 925,750 shares,
liquidation value $105,320 and $98,396, respectively	100,431	93,507
Common stock, $1 par value authorized 35,000,000 shares,
issued 9,822,204 shares	9,822	9,822
Additional paid-in capital	33,508	40,441
Accumulated other comprehensive income	2,296	2,387
Accumulated deficit	(24,201)	(21,137)
Treasury stock, at cost, 1,951,827 and 1,941,327 shares, respectively	(22,785)	(22,728)

Total stockholders' equity	99,071	102,292

Total liabilities and stockholders' equity	$248,257	$241,708

See Notes to Condensed Consolidated Financial Statements.

KATY INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003
(Thousands of Dollars, Except Share and Per Share Data)
(Unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2004	2003	2004	2003

Net sales	$100,522	$101,461	$200,417	$191,913
Cost of goods sold	87,261	87,512	170,526	163,679

Gross profit	13,261	13,949	29,891	28,234
Selling, general and administrative expenses	(14,240)	(15,353)	(28,988)	(30,171)
Severance, restructuring and related income (charges)	109	(1,713)	(1,789)	(1,941)
Impairments of long-lived assets	-	(1,800)	-	(1,800)

Operating loss	(870)	(4,917)	(886)	(5,678)
Equity in income (loss) of equity method investment	-	156	-	(211)
Gain on sale of assets	549	50	549	803
Interest expense	(997)	(1,186)	(1,797)	(3,613)
Other, net	144	448	(231)	444

Loss before provision for income taxes	(1,174)	(5,449)	(2,365)	(8,255)

Provision for income taxes	(109)	(102)	(699)	(75)

Loss from continuing operations before distributions on preferred
interest of subsidiary	(1,283)	(5,551)	(3,064)	(8,330)

Distributions on preferred interest of subsidiary (net of tax)	-	-	-	(123)

Loss from continuing operations	(1,283)	(5,551)	(3,064)	(8,453)

Income from operations of discontinued businesses (net of tax)	-	545	-	1,603
Loss on sale of discontinued business	-	(196)	-	(196)

Net loss	(1,283)	(5,202)	(3,064)	(7,046)

Gain on early redemption of preferred interest of subsidiary	-	-	-	6,560
Payment in kind dividends on convertible preferred stock	(3,462)	(3,011)	(6,924)	(6,025)

Net loss attributable to common stockholders	$(4,745)	$(8,213)	$(9,988)	$(6,511)

Loss per share of common stock - Basic and diluted:
Loss from continuing operations attributable
to common stockholders	$(0.60)	$(1.02)	$(1.27)	$(0.95)
Discontinued operations (net of tax)	-	0.04	-	0.17

Net loss attributable to common stockholders	$(0.60)	$(0.98)	$(1.27)	$(0.78)

Weighted average common shares outstanding (thousands):
Basic and diluted	7,870	8,342	7,877	8,352

See Notes to Condensed Consolidated Financial Statements.

KATY INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2004 AND 2003
(Thousands of Dollars)
(Unaudited)

	2004	2003

Cash flows from operating activities:
Net loss	$(3,064)	$(7,046)
Income from discontinued operations	-	(1,407)

Loss from continuing operations	(3,064)	(8,453)
Depreciation and amortization	7,709	11,155
Impairment of long-lived assets	-	1,800
Write-off and amortization of debt issuance costs	535	1,766
Gain on sale of assets	(549)	(803)
Equity in loss of equity method investment	-	211

	4,631	5,676

Changes in operating assets and liabilities:
Accounts receivable	4,175	(908)
Inventories	(14,704)	365
Other assets	(3,274)	(380)
Accounts payable	(7,870)	(9,001)
Accrued expenses	(3,071)	(8,498)
Other, net	(1,959)	243

	(26,703)	(18,179)

Net cash used in continuing operations	(22,072)	(12,503)
Net cash used in discontinued operations	-	(1,243)

Net cash used in operating activities	(22,072)	(13,746)

Cash flows from investing activities:
Capital expenditures of continuing operations	(5,704)	(4,659)
Capital expenditures of discontinued operations	-	(83)
Acquisition of subsidiary, net of cash acquired	-	(1,161)
Collections of notes receivable from sales of subsidiaries	-	930
Proceeds from sale of subsidiary, net	-	7,451
Proceeds from sale of assets	5,533	1,914

Net cash (used in) provided by investing activities	(171)	4,392

Cash flows from financing activities:
Net borrowings on revolving loans	7,022	6,249
Proceeds of term loans	18,152	20,000
Repayments of term loans	(2,529)	(2,904)
Direct costs associated with debt facilities	(1,296)	(1,415)
Redemption of preferred interest of subsidiary	-	(9,840)
Repayment of real estate and chattel mortgages	-	(700)
Repurchases of common stock	(75)	(342)

Net cash provided by financing activities	21,274	11,048

Effect of exchange rate changes on cash and cash equivalents	(95)	137

Net (decrease) increase in cash and cash equivalents	(1,064)	1,831
Cash and cash equivalents, beginning of period	6,748	4,842

Cash and cash equivalents, end of period	$5,684	$6,673

See Notes to Condensed Consolidated Financial Statements

KATY INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2004

(1) Significant Accounting Policies

Consolidation Policy and Basis of Presentation
The condensed consolidated financial statements include the accounts of Katy Industries, Inc. and subsidiaries in which it has a greater than 50% interest, collectively “Katy” or “the Company”. All significant intercompany accounts, profits and transactions have been eliminated in consolidation. Investments in affiliates that are not majority owned and where the Company exercises significant influence are reported using the equity method. The condensed consolidated financial statements at June 30, 2004 and December 31, 2003 and for the three and six month periods ended June 30, 2004 and June 30, 2003 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial condition and results of operations of the Company. Interim results may not be indicative of results to be realized for the entire year. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

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

Inventories
The components of inventories are as follows:

	June 30,	December 31,
	2004	2003

	(Thousands of dollars)

Raw materials	$21,311	$18,664
Work in process	1,346	1,573
Finished goods	50,278	38,938
Inventory reserves	(4,819)	(5,630)

	$68,116	$53,545

    At June 30, 2004 and December 31, 2003, approximately 32% and 35%, respectively, of Katy’s inventories were accounted for using the last-in, first-out (“LIFO”) method of costing, while the remaining inventories were accounted for using the first-in, first-out (“FIFO”) method. Current cost, as determined using the FIFO method, exceeded LIFO cost by $2.8 million and $1.9 million at June 30, 2004 and December 31, 2003, respectively.

Property, Plant and Equipment
Property and equipment are stated at cost and depreciated over their estimated useful lives: buildings (10-40 years) generally using the straight-line method; machinery and equipment (3-20 years) using straight-line or composite methods; tooling (5 years) using the straight-line method; and leasehold improvements using the straight-line method over the remaining lease period or useful life, if shorter. Costs for repair and maintenance of machinery and equipment are expensed as incurred, unless the result significantly increases the useful life or functionality of the asset, in which case capitalization is considered. Depreciation expense from continuing operations was $3.5 million and $5.2 million and $6.9 million and $10.0 million for the three and six month periods ending June 30, 2004 and 2003, respectively.

In accordance with Statement of Financial Accounting Standards (SFAS) No. 143, Accounting for Asset Retirement Obligations, the Company has recorded an asset of $0.9 million and related liability of $1.2 million for retirement obligations associated with returning certain leased properties to the respective lessors upon the termination of the lease agreements.

Stock Options and Other Stock Awards
The Company follows the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, regarding accounting for stock options and other stock awards. APB Opinion No. 25 dictates a measurement date concept in the determination of compensation expense related to stock awards including stock options, restricted stock, and stock appreciation rights. Katy’s outstanding stock options all have established measurement dates and therefore, fixed plan accounting is applied, generally resulting in no compensation expense for stock option awards. However, the Company has issued stock appreciation rights and restricted stock awards which are accounted for as variable stock compensation awards and compensation expense or income has been recorded for these awards.  Compensation expense recorded relative to stock awards was $9.0 thousand and zero for both the three and six month periods ended June 30, 2004 and 2003, respectively. Compensation income recorded associated with the vesting of stock appreciation rights was $0.1 million and $0.2 million for the three and six month periods ended June 30, 2004, respectively.  Compensation expense recorded associated with the vesting of stock appreciation rights was $0.4 million for both the three and six months ended June 30, 2003.  Compensation expense or income for stock awards and stock appreciation rights is recorded in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

SFAS No. 123, Accounting for Stock-Based Compensation, was issued and, if fully adopted by the Company, would change the method for recognition of expense related to option grants to employees. Under SFAS No. 123, compensation cost would be recorded based upon the fair value of each option at the date of grant using an option-pricing model that takes into account as of the grant date the exercise price and expected life of the option, the current price of the underlying stock and its expected volatility, expected dividends on the stock and the risk-free interest rate for the expected term of the option. Options granted in the second quarter of 2004 and the second quarter of 2003 were 6,000 and zero, respectively. No options were granted in either the first quarter of 2004 or the first quarter of 2003.

In December 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure. This standard provides alternative methods of transition for a voluntary change to the fair value based methods of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123, to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure provisions of SFAS No. 148 were adopted by the Company at December 31, 2002. Katy will continue to comply with the provisions under APB Opinion No. 25 for accounting for stock-based employee compensation.

    The fair value of each option grant is estimated on the date of grant using a Black-Scholes option-pricing model with an expected life of five to ten years for all grants. Had compensation cost been determined based on the fair value method of SFAS No. 123, the Company’s net loss and loss per share would have been adjusted to the pro forma amounts indicated below (thousands of dollars, except per share data).

In December 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure. This standard provides alternative methods of transition for a voluntary change to the fair value based methods of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123, to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure provisions of SFAS No. 148 were adopted by the Company at December 31, 2002. Katy will continue to comply with the provisions under APB Opinion No. 25 for accounting for stock-based employee compensation.

The fair value of each option grant is estimated on the date of grant using a Black-Scholes option-pricing model with an expected life of five to ten years for all grants. Had compensation cost been determined based on the fair value method of SFAS No. 123, the Company’s net (loss) income and (loss) earnings per share would have been adjusted to the pro forma amounts indicated below (thousands of dollars, except per share data).

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2004	2003	2004	2003

Net loss attributable to common stockholders, as reported	$(4,745)	$(8,213)	$(9,988)	$(6,511)
Deduct: Total stock-based employee
compensation expense determined under fair
value based method for all awards, net of
related tax effects	(109)	(161)	(205)	(191)

Pro forma net loss	$(4,854)	$(8,374)	$(10,193)	$(6,702)

Loss per share
Basic and diluted - as reported	$(0.60)	$(0.98)	$(1.27)	$(0.78)
Basic and diluted - pro forma	$(0.63)	$(1.00)	$(1.31)	$(0.80)

(2) New Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. (FIN) 46, “Consolidation of Variable Interest Entities.” FIN 46 requires a variable interest entity be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns, or both. The consolidation provisions of FIN 46 were originally effective for financial periods ending after July 15, 2003. In October 2003, the FASB issued Staff Position FIN 46-6, “Effect Date of FIN46,” which delays the implementation date to financial periods ending after December 31, 2003. In December 2003, the FASB published a revision to FIN 46 (FIN 46-R) to clarify some of the provisions of FIN 46, and to exempt certain entities from its requirements. The adoption of these standards did not have a material impact on the Company’s consolidated financial position, consolidated results of operations or consolidated cash flows.

    On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) became law in the U.S. The act introduces a prescription drug benefit under Medicare, as well as a federal subsidy to sponsors of retiree health care benefit plans that provides retiree benefits in certain circumstances. FASB Staff Position (FSP) 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, issued in May 2004, requires measures of the accumulated postretirement benefit obligation (APBO) and net periodic postretirement benefit cost (NPPBC) to reflect the effects of the Act. FSP 106-2 is effective for the Company in the third quarter of fiscal 2004. Currently, APBO, which is reflected in the other liabilities section of the accompanying Condensed Consolidated Balance Sheet, and NPPBC, which is reflected in the accompanying Condensed Consolidated Statement of Operations, do not reflect the effects, if any, of the Act.

(3) Intangible Assets

Following is detailed information regarding Katy’s intangible assets (in thousands):

	June 30,	December 31,
	2004	2003

Tradenames	$9,159	$9,160
Customer lists	21,900	21,890
Patents	2,777	2,689

Subtotal	33,836	33,739
Accumulated amortization	(12,189)	(11,340)

Intangible assets, net	$21,647	$22,399

All of Katy’s intangible assets are definite long-lived intangibles. Katy recorded amortization expense on intangible assets of $0.4 million and $0.5 million and $0.8 million and $1.2 million for the three and six-month periods ending June 30, 2004 and 2003, respectively. Estimated aggregate future amortization expense related to intangible assets is as follows (in thousands):

        2004                         $1,657
2005        1,657
2006        1,654
2007        1,650
2008        1,645

 (4) Discontinued Operations

    Two of Katy’s operations have been classified as discontinued operations as of and for the three and six month periods ended June 30, 2003, in accordance with SFAS No. 144, Accounting for the Impairments or Disposal of Long Lived Assets. There was no discontinued operations activity in the first half of 2004.

Duckback Products, Inc. (Duckback) was sold on September 16, 2003, with Katy collecting net proceeds of $16.2 million. The proceeds were used to pay down a portion of the Company’s term loan and revolving credit line. A gain (net of tax) of $7.6 million was recognized in the third quarter of 2003 as a result of the Duckback sale.

GC/Waldom Electronics, Inc. (GC/Waldom) was sold on April 2, 2003, with Katy collecting net proceeds of $7.4 million. The proceeds were used to pay down a portion of the Company’s term loan and revolving credit line. A loss (net of tax) of $0.2 million was recognized in the second quarter of 2003 as a result of the GC/Waldom sale.

   Duckback was historically presented as part of the Maintenance Products Group for segment reporting purposes, while GC/Waldom was historically presented as part of the Electrical Products Group. Management and the board of Katy determined that these businesses were not core to the Company’s long-range strategic goals.

The historical operating results have been segregated as discontinued operations on the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2003. As of June 30, 2004 and December 31, 2003, there were no discontinued operations. Selected financial data for the discontinued operations is summarized as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Net sales	$-	$3,898	$-	$15,318

Pre-tax profit	$-	$839	$-	$2,467

Pre-tax loss on sale of discontinued operations	$-	$(196)	$-	$(196)

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

(5) SESCO Partnership

On April 29, 2002, SESCO, an indirect wholly owned subsidiary of Katy, entered into a partnership agreement with Montenay Power Corporation and its affiliates (Montenay) that turned over the operational control of SESCO's waste-to-energy facility to the partnership. The Company caused SESCO to enter into this agreement as a result of evaluations of SESCO's business. First, Katy concluded that SESCO was not a core component of the Company's long-term business strategy. Moreover, Katy did not feel it had the management expertise to deal with certain risks and uncertainties presented by the operation of SESCO's business, given that SESCO was the Company's only waste-to-energy facility. Katy had explored options for divesting SESCO for a number of years, and management felt that this transaction offered a reasonable strategy to exit this business.

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

The Company made a payment of $1.0 million in June 2004 on the remaining portion of the $6.6 million note. The table below schedules the remaining payments as of June 30, 2004 which are reflected in accrued expenses and other liabilities in the Condensed Consolidated Balance Sheet (in thousands):

2005	$1,050
2006	1,100
2007	1,100
2008	550

$3,800

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

Based on an opinion from outside legal counsel, SESCO has a legally enforceable right to offset amounts it owes to the Authority under the loan agreement against amounts that are owed from the Authority under the service agreement. At June 30, 2004, this amount was $30.4 million. Accordingly, the amounts owed to and due from SESCO have been netted for financial reporting purposes and are not shown on the Condensed Consolidated Balance Sheets.

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

Following are scheduled principal repayments on the loan agreement (and the Industrial Revenue Bonds) as of June 30, 2004 (in thousands):

2004	$6,765
2005	8,370
2006	15,300

Total	$30,435

(6) Indebtedness

    On April 20, 2004, the Company completed a refinancing of its outstanding indebtedness (the Refinancing) and entered into a new agreement with Bank of America Business Capital (formerly Fleet Capital Corporation) (the Bank of America Credit Agreement). Like the previous credit agreement with Fleet Capital Corporation, the Bank of America Credit Agreement is a $110 million facility with a $20 million term loan (Term Loan) and a $90 million revolving credit facility (Revolving Credit Facility) with essentially the same terms as the previous credit agreement. The Bank of America Credit Agreement is an asset-based lending agreement and involves a syndicate of four banks, all of which participated in the syndicate from the previous credit agreement. Since the inception of the previous credit agreement, Katy had repaid $18.2 million of the previous Term Loan. The ability to repay that loan on a faster than anticipated timetable was primarily due to funds generated by the sale of GC/Waldom in April 2003, the sale of Duckback in September 2003 and various sales of excess real estate. The additional funds raised by the Term Loan were used to pay down revolving loans (after costs of the transaction), creating additional borrowing capacity. In addition, the Bank of America Credit Agreement contains credit sub-facilities in Canada and the United Kingdom which will allow the Company to borrow funds locally in these countries and provide a natural hedge against currency fluctuations.

Under the Bank of America Credit Agreement, the Term Loan has a final maturity date of April 20, 2009 with quarterly payments of $0.7 million. The Term Loan is collateralized by the Company’s property, plant and equipment. The Revolving Credit Facility also has an expiration date of April 20, 2009 and its borrowing base is determined by eligible inventory and accounts receivable. Unused borrowing availability on the Revolving Credit Facility was $24.9 million at June 30, 2004.

Below is a summary of the sources and uses associated with the funding of the Bank of America Credit Agreement (in thousands):

Sources:
Term Loan incremental borrowings	$18,152

Uses:
Repayment of Revolving Credit Facility borrowings	$16,856
Certain costs associated with the Bank of America Credit Agreement	1,296

$18,152

    All extensions of credit under the Bank of America Credit Agreement are collateralized by a first priority security interest in and lien upon the capital stock of each material domestic subsidiary (65% of the capital stock of each material foreign subsidiary), and all present and future assets and properties of Katy. Customary financial covenants and restrictions apply under the Bank of America Credit Agreement. Until September 30, 2004, interest accrues on Revolving Credit Facility borrowings at 175 basis points over applicable LIBOR rates, and at 200 basis points over LIBOR for borrowings under the Term Loan. Subsequent to September 30, 2004, in accordance with the Bank of America Credit Agreement, margins (i.e. the interest rate spread above LIBOR) could increase depending on certain leverage measurements. Additionally, margins on the Term Loan will drop an additional 25 basis points if the balance of the Term Loan is reduced below $10.0 million. Interest accrues at higher margins on prime rates for swing loans, the amounts of which were nominal at June 30, 2004.

Long-term debt consists of the following (in thousands):

	June 30,	December 31,
	2004	2003

	(Thousands of Dollars)
Term loan payable under the Bank of America Credit Agreement, interest
based on LIBOR and Prime Rates (3.375% - 4.250%), due through 2009	$19,286	$3,663
Revolving loans payable under the Bank of America Credit Agreement,
interest based on LIBOR and Prime Rates (3.125% - 4.000%)	43,022	36,000

Total debt	62,308	39,663
Less revolving loans, classified as current (see below)	(43,022)	(36,000)
Less current maturities	(2,857)	(2,857)

Long-term debt	$16,429	$806

    Aggregate remaining scheduled maturities of the Term Loan as of June 30, 2004 were as follows (in thousands):

2004	$714
2005	2,857
2006	2,857
2007	2,857
2008	2,857
2009	7,144

    The Revolving Credit Facility under the Bank of America Credit Agreement requires lockbox agreements which provide for all receipts to be swept daily to reduce borrowings outstanding. These agreements, combined with the existence of a material adverse effect (MAE) clause in the Bank of America Credit Agreement, cause the Revolving Credit Facility to be classified as a current liability per guidance in Emerging Issues Task Force (EITF) Issue No. 95-22, Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement. The Company does not expect to repay, or be required to repay, within one year, the balance of the Revolving Credit Facility classified as a current liability. The MAE clause, which is a typical requirement in commercial credit agreements, allows the lenders to require the loan to become due if they determine there has been a material adverse effect on the Company’s operations, business, properties, assets, liabilities, condition or prospects. The classification of the Revolving Credit Facility as a current liability was a result only of the combination of the two aforementioned factors: the lockbox agreements and the MAE clause. The Revolving Credit Facility does not expire or have a maturity date within one year, but rather has a final expiration date of April 20, 2009. Also, the Company was in compliance with the applicable financial covenants in the Bank of America Credit Agreement at June 30, 2004. The lender has not notified Katy of any indication of a MAE at June 30, 2004, and to management’s knowledge, the Company was not in violation of any provision of the Bank of America Credit Agreement at June 30, 2004.

Letters of credit totaling $8.8 million were outstanding at June 30, 2004, which reduced the unused borrowing availability under the Revolving Credit Facility to $24.9 million.

All of the debt under the Bank of America Credit Agreement is re-priced to current rates at frequent intervals. Therefore, its fair value approximates its carrying value at June 30, 2004.

Katy has incurred additional debt issuance costs in 2004 associated with the Bank of America Credit Agreement. Additionally, at the time of the inception of the Bank of America Credit Agreement, Katy had approximately $4.0 million of unamortized debt issuance costs associated with the previous credit agreement. The remainder of the previously capitalized costs, along with the capitalized costs from the Bank of America Credit Agreement, will be amortized over the life of the Bank of America Credit Agreement through April 2009. Future quarterly amortization expense is expected to be approximately $0.3 million. Also during the first quarter of 2004, Katy incurred fees and expenses of $0.4 million (reported in Other, net on the Condensed Consolidated Statement of Operations) associated with a financing which the Company chose not to pursue.

(7) Retirement Benefit Plans

Several subsidiaries have pension plans covering substantially all of their employees. These plans are noncontributory, defined benefit pension plans. The benefits to be paid under these plans are generally based on employees’ retirement age and years of service. The companies’ funding policies, subject to the minimum funding requirement of employee benefit and tax laws, are to contribute such amounts as determined on an actuarial basis to provide the plans with assets sufficient to meet the benefit obligations. Plan assets consist primarily of fixed income investments, corporate equities and government securities. The Company also provides certain health care and life insurance benefits for some of its retired employees. The post-retirement health plans are unfunded. Katy uses an annual measurement date of December 31 for the majority of its pension and other postretirement benefit plans for all years presented. Information regarding the Company’s net periodic benefit cost for pension and other postretirement benefit plans as of June 30, 2004 is as follows:

	Pension Benefits

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2004	2003	2004	2003

	(Thousands of dollars)

Components of net periodic benefit cost:
Service cost	$1	$7	$2	$26
Interest cost	32	35	64	73
Expected return on plan assets	(32)	(36)	(65)	(73)
Amortization of net transition asset	-	-	-	-
Amortization of prior service cost	-	-	-	-
Amortization of net gain	17	19	34	37
Curtailment/settlement recognition	-	34	-	34

Net periodic benefit cost	$18	$59	$35	$97

	Other Benefits

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2004	2003	2004	2003

	(Thousands of dollars)

Components of net periodic benefit cost:
Service cost	$7	$6	$14	$13
Interest cost	40	43	80	85
Expected return on plan assets	-	-	-	-
Amortization of net transition asset	-	-	-	-
Amortization of prior service cost	15	15	30	30
Amortization of net gain	-	-	-	-
Curtailment/settlement recognition	-	-	-	-

Net periodic benefit cost	$62	$64	$124	$128

    There are no required contributions to the pension plans for 2004 and Katy did not make any contributions during the first and second quarters of 2004.

(8) Preferred Interest in Subsidiary

    Coincident with a previous refinancing of Katy’s debt obligations on February 3, 2003, the Company redeemed early, at a discount, the remaining preferred interest in its Continental Commercial Products, LLC subsidiary, plus accrued distributions thereon, which had a stated value of $16.4 million. Katy utilized $10.0 million of the proceeds from a previous credit agreement for this purpose, with $9.8 million applied toward the preferred interest and the remainder applied toward accrued distributions through the date of the redemption. The difference between the amount paid on redemption and the stated value of preferred interest redeemed ($6.6 million pre-tax) was recognized as an increase to Additional paid-in capital on the Condensed Consolidated Balance Sheets, and is an addition to earnings available to common stockholders in the calculation of basic and diluted earnings per share during 2003.

(9) Income Taxes

As of December 31, 2003, the Company had deferred tax assets, net of deferred tax liabilities, of $46.2 million. Domestic net operating loss (NOL) carry forwards comprised $26.3 million of the deferred tax assets. Katy’s history of operating losses provides significant negative evidence with respect to the Company’s ability to generate future taxable income, a requirement in order to recognize deferred tax assets on the Condensed Consolidated Balance Sheets. For this reason, the Company was unable at June 30, 2004 and December 31, 2003 to conclude that NOLs and other deferred tax assets would be utilized in the future. As a result, valuation allowances were recorded as of such dates for the full amount of deferred tax assets, net of the amount of deferred tax liabilities.

The provision for income taxes reflected on the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2004 and 2003 represents current tax expense associated with federal, state and foreign taxes, partially off-set by reductions of certain tax reserves.

(10) Commitments and Contingencies

General Environmental Claims

As set forth more fully in the Company’s 2003 Annual Report on Form 10-K, the Company and certain of its current and former direct and indirect corporate predecessors, subsidiaries and divisions are involved in remedial activities at certain present and former locations and have been identified by the United States Environmental Protection Agency, state environmental agencies and private parties as potentially responsible parties (PRPs) at a number of hazardous waste disposal sites under the Comprehensive Environmental Response, Compensation and Liability Act (Superfund) or equivalent state laws and, as such, may be liable for the cost of cleanup and other remedial activities at these sites. Responsibility for cleanup and other remedial activities at a Superfund site is typically shared among PRPs based on an allocation formula. Under the federal Superfund statute, parties could be held jointly and severally liable, thus subjecting them to potential individual liability for the entire cost of cleanup at the site. Based on its estimate of allocation of liability among PRPs, the probability that other PRPs, many of whom are large, solvent, public companies, will fully pay the costs apportioned to them, currently available information concerning the scope of contamination, estimated remediation costs, estimated legal fees and other factors, the Company has recorded and accrued for environmental liabilities at amounts that it deems reasonable and believes that any liability with respect to these matters in excess of the accruals will not be material. The ultimate costs will depend on a number of factors and the amount currently accrued represents management’s best current estimate of the total costs to be incurred. The Company expects this amount to be substantially paid over the next one to four years.

W.J. Smith Wood Preserving Company (“W.J. Smith”)

The most significant environmental matter in which the Company is currently involved relates to the W.J. Smith site. The W. J. Smith matter originated in the 1980s when the United States and the State of Texas, through the Texas Water Commission, initiated environmental enforcement actions against W.J. Smith alleging that certain conditions on the W.J. Smith property (the “Property”) violated environmental laws. In order to resolve the enforcement actions, W.J. Smith engaged in a series of cleanup activities on the Property and implemented a groundwater monitoring program.

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

In addition to the administrative claim specifically identified above, a purported class action lawsuit was filed by twenty individuals in federal court in the Marshall Division of the Eastern District of Texas, on behalf of “landowners and persons who reside and/or work in” an identified geographical area surrounding the W.J. Smith Wood Preserving facility in Denison, Texas. The lawsuit purported to allege claims under state law for negligence, trespass, nuisance and assault and battery. It sought damages for personal injury and property damage, as well as punitive damages. The named defendants were Union Pacific Corporation, Union Pacific Railroad Company, Katy Industries and W.J. Smith Wood Preserving Company, Inc. On June 10, 2002, Katy and W.J. Smith filed a motion to dismiss the case for lack of federal jurisdiction, or in the alternative, to transfer the case to the Sherman Division. In response, plaintiffs filed a motion for leave to amend the complaint to add a federal claim under the Resource Conservation and Recovery Act. On July 30, 2002, the court dismissed plaintiffs’ lawsuit in its entirety.

On July 31, 2002, plaintiffs filed a new lawsuit against the same defendants, again in the Marshall Division of the Eastern District of Texas, alleging property damage class action claims under the federal Comprehensive Environmental Response Compensation & Liability Act (CERCLA), as well as state common law theories. While Plaintiffs’ counsel confirmed that Plaintiffs were no longer seeking class-wide relief for personal injury claims, certain Plaintiffs continued to allege individual common law claims for personal injury. The Company deposed all of the proposed class representatives and on October 31, 2003, filed a motion for summary judgment on the grounds that the court lacks jurisdiction and that Plaintiffs’ claims are barred by the applicable statute of limitations. Plaintiffs filed a motion for class certification on the property damage claims on that date as well. By Memorandum Opinion and Order dated June 8, 2004, the Court granted the Company’s Motion for Summary Judgment on the federal jurisdictional claim and dismissed the case. The Company has not been notified of an appeal and the time for appealing the decision has passed.

Asbestos Claims

A.   The Company has recently been named as a defendant in two lawsuits filed in state court in Alabama by a total of approximately 20 individual plaintiffs. There are over 100 defendants named in each case. The Plaintiffs claim that they were exposed to asbestos in the course of their employment at a former U.S. Steel plant in Alabama and, as a result, contracted mesothelioma, asbestosis, lung cancer or other illness. They claim that they were exposed to asbestos in products in the plant which were manufactured by each Defendant. The Company will vigorously defend the claims against it in these matters. The liability of the Company can not be determined at this time.

B.   Sterling Fluid Systems (USA) has tendered more than 500 cases pending in Michigan, New Jersey, Illinois, Nevada, Mississippi and California to the Company for defense and indemnification. Sterling bases its tender of the complaints on the provisions contained in a 1993 Purchase Agreement between the parties whereby Sterling purchased the LaBour Pump business and other assets from the Company. Sterling has not filed a lawsuit against Katy in connection with these matters.

The tendered complaints all purport to state claims against Sterling and its subsidiaries. The Company and its current subsidiaries are not named as defendants. The plaintiffs in the cases also allege that they were exposed to asbestos and products containing asbestos in the course of their employment. Each complaint names as defendants many manufacturers of products containing asbestos, apparently because plaintiffs came into contact with a variety of different products in the course of their employment. Plaintiffs’ claim that LaBour Pump and/or Sterling may have manufactured some of those products.

With respect to many of the tendered complaints, the Company has taken the position that Sterling has waived its right to indemnity by failing to timely request it as required under the 1993 Purchase Agreement. With respect to the balance of the tendered complaints, the Company has elected not to assume the defense of Sterling in these matters.

C.   LaBour Pump Company, a former subsidiary of the Company, has been named as a defendant in approximately 140 similar cases in New Jersey. These cases have also been tendered by Sterling. The Company has elected to defend these cases where neither the Company nor Sterling, or their affiliates, have been named as defendants. Many have been dismissed or settled for nominal sums.

Non-Environmental Litigation - Banco del Atlantico, S.A.

In December 1996, Banco del Atlantico, S.A. (“plaintiff”), a bank located in Mexico, filed a lawsuit in Texas against Woods, a subsidiary of Katy, and against certain past and/or then present officers, directors and former owners of Woods (collectively, “defendants”). The plaintiff alleges that the defendants participated in violations of the Racketeer Influenced and Corrupt Organizations Act (“RICO”) involving allegedly fraudulently obtained loans from Mexican banks, including the plaintiff, and “money laundering” of the proceeds of the illegal enterprise. In its Amended Complaint, the plaintiff also alleges violations of the Indiana RICO and Crime Victims Act. All of the foregoing is alleged to have occurred prior to Katy’s purchase of Woods.

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

The case is currently pending in the Southern District of Indiana. The plaintiff filed an Amended Complaint on December 17, 2003. Pursuant to court order, the defendants filed motions to dismiss the Amended Complaint on February 17, 2004. All defendants have moved to dismiss the Amended Complaint and all claims contained within it on grounds of forum non conveniens and comity. All defendants have also moved to dismiss the Indiana RICO and Indiana Crime Victims Act claims as barred by the applicable statutes of limitations. Additionally, Woods and certain other defendants have separately moved to dismiss certain claims of the Amended Complaint pursuant to Federal Rules of Civil Procedure 12(b)(6) and 9(b) for failure to state a claim upon which relief can be granted. Briefing on the defendants’ various motions to dismiss is now complete, and the motions are before the Court for decision.

On May 13, 2004, the defendants filed an additional motion to dismiss for lack of subject matter jurisdiction on the ground that the plaintiff lacks standing to continue the case as a result of recent transactions between it and HSBC Mexico, S.A. In connection with defendants’ motion, on May 17, 2004, HSBC Mexico, S.A., moved to intervene or be joined in the case. Briefing on defendants’ motion to dismiss and plaintiff’s and HSBC Mexico, S.A.’s various motions to intervene or for joinder is also complete, and these motions are also before the Court for decision.

On June 30, 2004, the plaintiff and HSBC Mexico, S.A. moved for leave to file a Second Amended Complaint, which includes new allegations and seeks additional relief from the defendants, including Woods Industries, Inc. The defendants filed responses to plaintiff’s motion for leave to file its Second Amended Complaint on July 28, 2004. The plaintiff’s and HSBC Mexico, S.A.’s reply is due on August 18, 2004. If the Court grants leave to file the Second Amended Complaint, the defendants may need to re-file certain of their motions to dismiss.

The parties are currently engaged in discovery and, pursuant to the Court’s March 31, 2004 Case Management Plan, the trial of the action (assuming any is needed) is currently scheduled for October 2005.

The plaintiff’s current Amended complaint claims damages in excess of $24 million and is requesting that damages be trebled under Indiana and federal RICO, and/or the Indiana Crime Victims Act. Because defendants’ motions to dismiss have not yet been fully briefed, certain jurisdictional issues have not yet been fully adjudicated, and plaintiff’s motion for leave to file a Second Amended Complaint has not been decided, it is not possible at this time for the Company to reasonably determine an outcome or accurately estimate the range of potential exposure. Katy may have recourse against the former owners of Woods and others for, among other things, violations of covenants, representations and warranties under the purchase agreement through which Katy acquired Woods, and under state, federal and common law. Woods may also have indemnity claims against the former officers and directors. In addition, there is a dispute with the former owners of Woods regarding the final disposition of amounts withheld from the purchase price, which may be subject to further adjustment as a result of the claims by the plaintiff. The extent or limit of any such adjustment cannot be predicted at this time.

Other Claims

Katy also has a number of product liability and workers’ compensation claims pending against it and its subsidiaries. Many of these claims are proceeding through the litigation process and the final outcome will not be known until a settlement is reached with the claimant or the case is adjudicated. The Company estimates that it can take up to 10 years from the date of the injury to reach a final outcome on certain claims. With respect to the product liability and workers’ compensation claims, Katy has provided for its share of expected losses beyond the applicable insurance coverage, including those incurred but not reported to the Company or its insurance providers, which are developed using actuarial techniques. Such accruals are developed using currently available claim information, and represent management’s best estimates. The ultimate cost of any individual claim can vary based upon, among other factors, the nature of the injury, the duration of the disability period, the length of the claim period, the jurisdiction of the claim and the nature of the final outcome.

Intellectual Property

Since 1998, Woods Canada has used the NOMA® trademark in Canada under the terms of a license with Gentek Inc. (Gentek). In October 2002, Gentek filed a petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. In July 2003, as part of the bankruptcy proceedings, Gentek filed a motion to reject the trademark license agreement. On November 5, 2003, Gentek’s motion was granted by the U.S. Bankruptcy Court. As a result, this trademark license agreement is no longer in effect. Woods Canada has lost the right to brand certain of its product with the NOMA® trademark effective July 1, 2004.  Approximately 50% of Woods Canada’s sales are of NOMA® – branded products. Woods Canada will seek to replace those sales with sales of other products and will continue to act as a supplier for the new licensee of the NOMA® trademark. However, there is no guarantee that Woods Canada will be able to replace the lost sales of the NOMA® -- branded products.

Although management believes that the actions specified above in this section individually and in the aggregate are not likely to have outcomes that will have a material adverse effect on the Company’s financial position, results of operations or cash flow, further costs could be significant and will be recorded as a charge to operations when, and if, current information dictates a change in management’s estimates.

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

The following table sets forth information by segment:

			Three months ended June 30,		Six months ended June 30,
			2004	2003	2004	2003

			(Thousands of dollars)		(Thousands of dollars)
Maintenance Products Group
Net external sales			$ 69,736	$ 72,281	$ 140,226	$ 141,106
Operating (loss) income			(1,446)	(1,478)	173	(304)
Operating (deficit) margin			(2.1%)	(2.0%)	0.1%	(0.2%)
Severance, restructuring and related charges			87	1,128	874	1,337
Impairments of long-lived assets			-	1,800	-	1,800
Depreciation and amortization			3,554	4,772	7,001	9,866
Capital expenditures			3,132	3,163	5,498	4,368

Electrical Products Group
Net external sales			$ 30,786	$ 29,180	$ 60,191	$ 50,807
Operating income			2,709	826	3,635	1,470
Operating margin			8.8%	2.8%	6.0%	2.9%
Severance, restructuring and related (income) charges			(196)	211	915	225
Depreciation and amortization			281	264	584	562
Capital expenditures			156	232	204	277

Total
Net external sales	-	Operating segments	$ 100,522	$ 101,461	$ 200,417	$ 191,913

		Total	$ 100,522	$ 101,461	$ 200,417	$ 191,913

Operating income (loss)	-	Operating segments	$ 1,263	$ (652)	$ 3,808	$ 1,166
	-	Unallocated corporate	(2,133)	(4,265)	(4,694)	(6,844)

		Total	$ (870)	$ (4,917)	$ (886)	$ (5,678)

Severance, restructuring and related
(income) charges	-	Operating segments	$ (109)	$ 1,339	$ 1,789	$ 1,562
	-	Unallocated corporate	-	374	-	379

		Total	$ (109)	$ 1,713	$ 1,789	$ 1,941

Impairments of long-lived assets	-	Operating segments	$ -	$ 1,800	$ -	$ 1,800

		Total	$ -	$ 1,800	$ -	$ 1,800

Depreciation and amortization	-	Operating segments	$ 3,835	$ 5,036	$ 7,585	$ 10,428
	-	Unallocated corporate	72	705	124	727

		Total	$ 3,907	$ 5,741	$ 7,709	$ 11,155

Capital expenditures	-	Operating segments	$ 3,288	$ 3,395	$ 5,702	$ 4,645
	-	Unallocated corporate	1	6	2	14
	-	Discontinued operations	-	26	-	83

		Total	$ 3,289	$ 3,427	$ 5,704	$ 4,742

			June 30,	December 31,
			2004	2003

Total assets	-	Maintenance Products Group	$ 183,434	$ 176,214
	-	Electrical Products Group	50,588	51,353
	-	Other [a]	1,624	1,627
	-	Unallocated corporate	12,611	12,514

		Total	$ 248,257	$ 241,708

[a] Amounts shown as “Other” represent items associated with the SESCO partnership and an equity investment in a shrimp harvesting and farming operation.

(12) Severance, Restructuring and Related Charges

The Company has initiated several cost reduction and facility consolidation initiatives since its recapitalization in mid-2001, resulting in severance, restructuring and related charges over the past three years. A summary of severance, restructuring and related charges (by major initiative) for the three and six months ended June 30, 2004 and 2003, respectively, is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Consolidation of abrasives facilities	$317	$313	$663	$371
Consolidation of administrative functions for CCP	32	13	172	24
Closure of CCP Metals Facility	28	160	67	160
Senior management transition and headcount rationalization	(11)	494	(6)	494
Shutdown of Woods Canada manufacturing	(60)	-	1,042	-
Shutdown of Woods manufacturing	(136)	69	(127)	83
Consolidation of St. Louis manufacturing/distribution facilities	(279)	522	(102)	662
Consultant - outsourcing	-	142	-	142
Other	-	-	80	5

Total severance, restructuring and related (income) costs	$(109)	$1,713	$1,789	$1,941

Consolidation of abrasives facilities – In 2002, the Company initiated a plan to consolidate the manufacturing facilities of its abrasives business in order to implement a more competitive cost structure. It is expected that the Lawrence, Massachusetts and Pineville, North Carolina facilities will be closed in 2004 and those operations consolidated into the newly expanded Wrens, Georgia facility. Costs were incurred in the six months ended June 30, 2004 related to the closure of the Pineville facility ($0.3 million), severance for expected terminations at the Lawrence facility ($0.2 million) and expenses for the preparation of the Wrens facility ($0.1 million). Charges for the three and six months ended June 30, 2003 also related to severance and preparation costs.

Consolidation of administrative functions – Katy has incurred various costs in 2004 and 2003 for the integration of back office and administrative functions into St. Louis, Missouri from the various operating divisions within the Maintenance Products Group. For the periods ended June 30, 2004 and 2003, costs were incurred for system conversions and the consolidation of administrative personnel.

Closure of CCP Metals Facility - In the second quarter of 2003, the Company developed a plan to close its metals facility in Santa Fe Springs, California and source metal products from Asia and the CCP facility in Winters, Texas. Costs during the six months ended June 30, 2004 were primarily comprised of equipment removal and occupancy costs while costs during the six months ended June 30, 2003 were for severance for terminated employees.

Senior management transition and headcount rationalization – Since the recapitalization in 2001, the Company has performed an evaluation and rationalization of management talent. During the first half of 2003, severance costs were incurred for the elimination of certain employees in the corporate office ($0.4 million) and in the Maintenance Products group ($0.1 million). The credits in the first half of 2004 relate principally to adjustments of previously recorded severance accruals.

Shutdown of Woods Canada manufacturing – In December 2003, Woods Canada closed its manufacturing facility in Toronto, Ontario, after a decision was made to source all of its products from Asia. In the first quarter of 2004, Woods Canada incurred a charge of $1.0 million for a non-cancelable lease accrual associated with a sale/leaseback transaction and idle capacity as a result of the shutdown of manufacturing. Also in the first half of 2004, Woods Canada recorded less than $0.1 million for additional severance.

Shutdown of Woods manufacturing - During 2002 a major restructuring occurred at the Woods business unit. After significant study and research into different sourcing alternatives, Katy decided that Woods would source all of its products from Asia. In December 2002, Woods shut down all U.S. manufacturing facilities, which were in suburban Indianapolis and in southern Indiana. During the six months ended June 30, 2004, the Company recorded a credit to reverse a non-cancelable lease accrual based on a change in usage of a leased facility that was previously impaired. During the six months ended June 30, 2003, costs related primarily to severance for employees terminated from Woods’ manufacturing facilities.

Consolidation of St. Louis manufacturing/distribution facilities – Starting in 2001, the Company developed a plan to consolidate the manufacturing and distribution of the four CCP facilities in the St. Louis area. In the first half of 2004, a credit of $0.4 million was recorded to reverse a non-cancelable lease accrual based on a change in usage of leased facility (Hazelwood, Missouri) that was previously impaired and was offset by costs of $0.2 million related primarily to the movement of equipment between facilities. In the first half of 2003, charges included the adjustment of accruals related to non-cancelable leases for the vacated facilities ($0.3 million) and the movement of inventory and equipment between facilities ($0.3 million).

Consultant - outsourcing - In order to achieve a more competitive cost structure, the Company worked with consultants on sourcing and other manufacturing and production efficiency initiatives. During 2003, fees of $1.6 million were paid to a consultant for initiatives related primarily to sourcing products for the Woods and Woods Canada businesses and the Wilen (mop, brooms and brush) business unit.

Other - Costs in the first half of 2004 relate primarily to the closure of CCP’s facility in Canada and the subsequent consolidation into the Woods Canada facility, while costs during the six months ended June 30, 2003 were comprised of an adjustment to a non-cancelable lease for the former corporate headquarters in Englewood, Colorado.

The table below details activity in restructuring reserves since December 31, 2003 (in thousands).

		One-time	Contract
		Termination	Termination
	Total	Benefits [a]	Costs [b]	Other [c]

Restructuring liabilities at December 31, 2003	$8,476	$1,570	$6,851	$55
Additions to restructuring liabilities	2,308	344	1,319	645
Adjustments to restructuring liabilities	(519)	(11)	(508)	-
Payments on restructuring liabilities	(3,568)	(1,160)	(1,718	(690)

Restructuring liabilities at June 30, 2004	$6,697	$743	$5,944	$10

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

The table below details activity in restructuring and related reserves by operating segment since December 31, 2003 (in thousands).

		Maintenance	Electrical
		Products	Products
	Total	Group	Group	Corporate

Restructuring and related liabilities at December 31, 2003	$8,476	$6,569	$1,749	$158
Additions to restructuring liabilities	2,308	1,263	1,045	-
Adjustments to restructuring liabilities	(519)	(389)	(130)	-
Payments on restructuring liabilities	(3,568)	(2,346)	(1,069)	(153)

Restructuring and related liabilities at June 30, 2004	$6,697	$5,097	$1,595	$5

The table below summarizes the future obligations for severance, restructuring and other related charges by operating segment detailed above (in thousands):

		Maintenance	Electrical
		Products	Products
	Total	Group	Group	Corporate

2004	$2,165	$1,877	$283	$5
2005	1,821	1,321	500	-
2006	1,275	913	362	-
2007	678	468	210	-
2008	338	118	220	-
Thereafter	420	400	20	-

Total Payments	$6,697	$5,097	$1,595	$5

(13) Share Repurchase Program

    On May 10, 2004, the Company suspended its $5.0 million share repurchase program after announcing the resumption of the plan on April 20, 2004. The Company had previously suspended the program in November 2003. In 2004, 12,000 shares of common stock were repurchased on the open market for approximately $75 thousand under this plan, while in 2003, 482,800 shares of common stock were repurchased on the open market for approximately $2.5 million.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three Months Ended June 30, 2004 versus Three Months Ended June 30, 2003

	Three Months
	Ended June 30,
	2004	2003

Net sales	100.0%	100.0%
Cost of goods sold	86.8%	86.3%

Gross profit	13.2%	13.7%
Selling, general and administrative expenses	(14.2%)	(15.1%)
Severance, restructuring and related income (charges)	0.1%	(1.7%)
Impairments of long-lived assets	0.0%	(1.8%)

Operating loss	(0.9%)	(4.8%)
Equity in income of equity method investment	0.0%	0.2%
Gain on sale of assets	0.5%	0.0%
Interest expense	(1.0%)	(1.2%)
Other, net	0.1%	0.4%

Loss before provision for income taxes	(1.2%)	(5.4%)

Provision for income taxes	(0.1%)	(0.1%)

Loss from continuing operations	(1.3%)	(5.5%)

Income from operations of discontinued businesses (net of tax)	0.0%	0.5%
Loss on sale of discontinued business	0.0%	(0.2%)

Net loss	(1.3%)	(5.1%)

Payment in kind dividends on convertible preferred stock	(3.4%)	(3.0%)

Net loss attributable to common stockholders	(4.7%)	(8.1%)

Company Overview

Overall, net sales for the Company in the second quarter of 2004 decreased $0.9 million, or 1%, from the second quarter of 2003. Lower net sales resulted from a volume decrease of 4%, partially offset by higher pricing of 2% and favorable currency translation of 1%. Gross margins were 13.2% in the second quarter of 2004, a decrease of 0.5 percentage points from the second quarter of 2003. Higher raw material costs and incremental operating costs incurred due to the consolidation of the abrasives facilities were partially offset by the favorable impact of restructuring, cost containment and lower depreciation. Selling, general and administrative expenses (SG&A) as a percentage of sales declined from 15.1% in the second quarter of 2003 to 14.2% in the second quarter of 2004. The operating deficit was reduced $4.0 million to $0.9 million, mostly as a result of lower SG&A, lower impairments, lower severance, restructuring and related charges. Excluding these charges, the Company experienced an operating deficit of $1.0 million during the second quarter of 2004 versus an operating deficit of $1.4 million in the second quarter of 2003. To provide additional transparency about measures of the Company’s performance, we supplement the reporting of our financial information under generally accepted accounting principles (GAAP) with non-GAAP information on operating income (loss) excluding severance, restructuring and related charges and impairments of long-lived assets. We believe the use of this measure is a better indicator of the underlying operating performance of the Company’s businesses and allows us to make meaningful comparisons of different operating periods.

Interest expense decreased by $0.2 million in the second quarter of 2004 versus the same period of 2003, mainly due to lower average borrowings during the second quarter of 2004, principally as a result of applying the proceeds from the sale of non-core businesses in 2003 to repay debt. Other, net for the three months ended June 30, 2004 and 2003 included the write-off of net liabilities related to previously divested businesses of $0.1 million and $0.3 million, respectively.

The provision for income taxes for the three months ended June 30, 2004 reflects current expense for federal, state and foreign income taxes offset by the reduction of certain tax reserves. No federal benefit was recorded on the pre-tax net loss for the second quarter of 2004 as valuation allowances were recorded related to any deferred tax asset created as a result of the book loss. The Company’s income tax expense related to continuing operations was $0.1 million in the second quarter of 2003.  In addition, $0.3 million of income tax expense was attributable to income from discontinued operations.

Discontinued Operations

Two business units are reported as discontinued operations for the three months ended June 30, 2003: GC/Waldom Electronics, Inc. (GC/Waldom) and Duckback Products, Inc. (Duckback). GC/Waldom was sold on April 2, 2003 and a loss (net of tax) of $0.2 million was recognized in the second quarter of 2003 as a result of the sale. Duckback generated income (net of tax) of $0.5 million for the three months ended June 30, 2003. Duckback was sold on September 16, 2003 and a gain (net of tax) of $7.6 million was recognized in the third quarter of 2003 as a result of the sale. There was no discontinued operations activity for 2004.

The table below and the narrative that follows summarize the key factors in the year-to-year changes in operating results for our segments.

	Three months ended June 30,		Percentage
	2004	2003	Variance

	(Thousands of dollars)
Maintenance Products Group
Net external sales	$69,736	$72,281	(3.5%)
Operating loss	(1,446)	(1,478)	(28.3%)
Operating deficit	(2.1%)	(2.0%)	N/A
Severance, restructuring and related charges	87	1,128	(92.3%)
Impairments of long-lived assets	-	1,800	(100.0%)
Depreciation and amortization	3,554	4,772	(25.5%)
Capital expenditures	3,132	3,163	(1.0%)

Electrical Products Group
Net external sales	$30,786	$29,180	5.5%
Operating income	2,709	826	228.0%
Operating margin	8.8%	2.8%	N/A
Severance, restructuring and related (income) charges	(196)	211	(192.9%)
Depreciation and amortization	281	264	6.4%
Capital expenditures	156	232	(32.8%)

Total Company [a]
Net external sales [b]	$100,522	$101,461	(0.9%)
Operating loss [b]	(870)	(4,917)	(84.1%)
Operating deficit [b]	(0.9%)	(4.8%)	N/A
Severance, restructuring and related (income) charges [b]	(109)	1,713	(106.4%)
Impairments of long-lived assets [b]	-	1,800	(100.0%)
Depreciation and amortization [b]	3,907	5,741	(31.9%)
Capital expenditures [c]	3,289	3,427	(4.0%)

	June 30,	December 31,	Percentage
	2004	2003	Variance

Total assets
Maintenance Products Group	$183,434	$176,214	4.1%
Electrical Products Group	50,588	51,353	(1.5%)
Corporate, discontinued operations and other	14,235	14,141	0.7%

	$248,257	$241,708	2.7%

[a] Included in “Total Company” are certain amounts in addition to those shown for the Maintenance Products and Electrical Products segments, including amounts associated with 1) unallocated corporate expenses, 2) our equity investment in a shrimp harvesting and farming operation, and 3) our waste-to-energy facility (SESCO). See Note 11 to the Condensed Consolidated Financial Statements for detailed reconciliations of segment information to the Condensed Consolidated Financial Statements.

[b] Excludes discontinued operations.

[c] Includes discontinued operations.

Maintenance Products Group

The Maintenance Products Group’s performance declined during the second quarter of 2004 due to an overall decrease in net sales for the quarter (mostly due to volume) along with higher raw material costs which were only partially offset by lower depreciation from levels that were atypically high in 2003.  This was the result of the revision of the estimated useful lives of certain manufacturing assets, specifically molds and tooling equipment used in the manufacture of plastic products, from seven to five years, effective January 1, 2003.  This change in estimate was made following significant impairments to these types of assets recorded during 2002. Operating results were also favorably impacted by cost reduction initiatives including the consolidation of our facilities in the St. Louis area.

Net sales

Net sales from the Maintenance Products Group decreased from $72.3 million during the three months ended June 30, 2003 to $69.7 million during the three months ended June 30, 2004, a decrease of 4%. Overall, this decline was due to lower volumes of 5%, partially offset by the favorable impact of exchange rates of 1%. We experienced volume declines in our Consumer business unit in the U.S., which sells primarily to mass market retail customers, primarily due to the loss of certain product lines with major outlet customers. Sales of abrasives products were lower due to shipping and production inefficiencies caused by the consolidation of two abrasives facilities into the Wrens, Georgia facility and were partially offset by stronger sales of roofing products to the construction industry. The Jan/San and Consumer businesses in the U.K. benefited from favorable exchange rates.

Since the fourth quarter of 2003, we centralized our customer service and administrative functions for CCP divisions Jan/San, Glit/Microtron (abrasives), Wilen (mops, brooms and brushes) and Disco (filters and grillbricks) in one location, allowing customers to order products from any CCP division on one purchase order. The customer service and administrative functions for the Loren business unit will be added during 2004. We believe that operating these businesses as a cohesive unit will improve customer service in that our customers’ purchasing processes will be simplified, as will follow up on order status, billing, collection and other related functions. This should also increase customer loyalty, help in attracting new customers and lead to increased top line sales in future years.

Operating loss

The group’s operating deficit improved by $0.1 million from $1.5 million in the second quarter of 2003 to $1.4 million in 2004, an improvement of 2%. The operating deficit for both periods was impacted by costs for severance, restructuring and related charges, while the 2003 period also included impairments of fixed assets.  Excluding those charges, operating income decreased by $2.9 million from income of $1.5 million during the three months ended June 30, 2003 to a $1.4 million deficit for the same period in 2004. The decrease in operating income was attributable mostly to lower volumes and margins for our abrasives business resulting from shipping and production inefficiencies caused by the consolidation of two abrasives facilities into the Wrens, Georgia facility. In addition, raw material costs were higher in the second quarter of 2004 versus the second quarter of 2003 and were not fully recoverable through higher selling prices. Operating results were positively impacted by lower depreciation levels that were atypically high in 2003 related to the revision of the estimated useful lives of certain manufacturing assets and benefits realized from the implementation of cost reduction strategies.

Operating results for the group during the three months ended June 30, 2004 and 2003 included severance, restructuring and related charges of $0.1 million and $1.1 million, respectively. Charges in the second quarter of 2004 related to the restructuring of the abrasives business ($0.3 million); the movement of inventory and equipment in connection with the consolidation of St. Louis manufacturing and distribution facilities ($0.1 million); and costs incurred for the consolidation of administrative functions for CCP and equipment removal and occupancy costs for the Santa Fe Springs, California metals facility ($0.1 million) offset by a credit of $0.4 million to reverse a non-cancelable lease accrual based on a change in usage of a previously impaired leased facility (Hazelwood, Missouri). During the second quarter of 2003, costs were incurred in connection with the consolidation of St. Louis manufacturing and distribution facilities ($0.5 million); the restructuring of the abrasives business ($0.3 million); severance for terminated employees at the Santa Fe Springs, California metals facility ($0.2 million); and severance costs for the elimination of certain employees in the Maintenance Products Group ($0.1 million). During the three months ended June 30, 2003, the group also recorded impairments of long-lived assets of $1.8 million associated primarily with injection molding machines at the Hazelwood, Missouri manufacturing facility.

Total assets for the group increased primarily as a result of increased inventory due to early purchasing of certain raw materials in advance of anticipated cost increases, higher raw material prices and to a lesser extent, higher accounts receivable.

Electrical Products Group

The Electrical Products Group continued its strong performance into the second quarter of 2004, driven primarily by higher volumes at Woods versus the second quarter of 2003, and secondarily, by higher margins over the prior year resulting from Woods Canada’s decision to source substantially all of its products from Asia.

Net sales

The Electrical Product Group’s sales improved from $29.2 million in the second quarter of 2003 to $30.8 million in the second quarter of 2004, an increase of 6%. Higher pricing of 7% and favorable currency translation of 1% were partially offset by lower volumes of 2% in the overall group. Higher selling prices were implemented in the first and second quarters of 2004 to offset the rising cost of copper, but were offset slightly by pricing declines due to increasing levels of direct import sales (sales from our vendors directly to our customers, which generally provide lower gross margins) at Woods Canada. Sales at Woods Canada were also impacted by a stronger Canadian dollar versus the U.S. dollar in the second quarter of 2004. Woods Canada experienced volume declines due to the loss of certain lines of business at certain customers and to a lesser extent the timing of sales between 2003 and 2004, which were partially offset by improved sales performance at Woods during the three months ended June 30, 2004. Woods benefited from new store and same store growth for its two largest customers, both national mass market retailers.

Operating income

The group’s operating income increased from $0.8 million for the three months ended June 30, 2003 to $2.7 million for the three months ended June 30, 2004, an increase of 228%. Operating income in the second quarter of 2003 and 2004 was impacted by severance, restructuring and related costs (income), which are discussed further below. Excluding these costs (income), operating income increased from $1.0 million for the second quarter of 2003 to $2.5 million for the same period in 2004, an increase of 142%. The strong volume increases at Woods as well as improved gross margins contributed to the higher profitability of the Electrical Products Group. Margins were positively impacted in the second quarter of 2004 by the closure of the Woods Canada manufacturing facility in December 2003 and the completion of a fully outsourced product strategy. Higher selling prices were mostly offset by an increase in raw materials (principally copper).

Operating results in the first three months of 2004 and 2003 included severance, restructuring and related charges (income) of ($0.2) million and $0.2 million, respectively. In the second quarter of 2004, the group recorded credits to reverse a non-cancelable lease accrual based on a change in usage of leased facility that was previously impaired at Woods ($0.1 million) and to reverse a portion of a severance accrual at Woods Canada related to the December 2003 shutdown of their manufacturing facility ($0.1 million). Costs in the second quarter of 2003 were primarily for fees paid to a consultant for initiatives related primarily to sourcing products for the Woods and Woods Canada businesses ($0.1 million) and severance related to the December 2002 Woods manufacturing facility shutdown.

Total assets for the group decreased $0.8 million as lower accounts receivable balances due to seasonally lower sales at the end of the second quarter of 2004 versus the end of 2003 and lower fixed assets (primarily due to the sale of the Woods Canada manufacturing facility) were partially offset by higher inventory levels resulting from the early purchasing of products in advance of anticipated supplier price increases, higher material costs (due to the increase in copper prices) and a planned build in connection with closure of the Woods Canada manufacturing facility.

Six Months Ended June 30, 2004 versus Six Months Ended June 30, 2003

	Six Months
	Ended June 30,
	2004	2003

Net sales	100.0%	100.0%
Cost of goods sold	85.1%	85.3%

Gross profit	14.9%	14.7%
Selling, general and administrative expenses	(14.5%)	(15.7%)
Severance, restructuring and related charges	(0.9%)	(1.0%)
Impairments of long-lived assets	0.0%	(0.9%)

Operating loss	(0.4%)	(3.0%)
Equity in loss of equity method investment	0.0%	(0.1%)
Gain on sale of assets	0.3%	0.4%
Interest expense	(0.9%)	(1.9%)
Other, net	(0.1%)	0.2%

Loss before provision for income taxes	(1.2%)	(4.3%)

Provision for income taxes	(0.3%)	0.0%

Loss from continuing operations before distributions on preferred
interest of subsidiary	(1.5%)	(4.3%)

Distributions on preferred interest of subsidiary (net of tax)	0.0%	(0.1%)

Loss from continuing operations	(1.5%)	(4.4%)

Income from operations of discontinued businesses (net of tax)	0.0%	0.8%
Loss on sale of discontinued business	0.0%	(0.1%)

Net loss	(1.5%)	(3.7%)

Gain on early redemption of preferred interest of subsidiary	0.0%	3.4%
Payment in kind dividends on convertible preferred stock	(3.5%)	(3.1%)

Net loss attributable to common stockholders	(5.0%)	(3.4%)

Company Overview

    Overall, net sales for the Company in the first half of 2004 increased $8.5 million, or 4%, from the first half of 2003. Higher net sales resulted from a volume increase of 2% and favorable currency translation of 2%. Gross margins were 14.9% in the six months ended December 31, 2004 an increase of 0.2 percentage points from the same period of 2003. The favorable impact of restructuring, cost containment and lower depreciation was offset partially by higher raw material costs and incremental operating costs incurred due the consolidation of the abrasives facilities. Selling, general and administrative expenses (SG&A) as a percentage of sales declined from 15.7% in the first half of 2003 to 14.5% in the first half of 2004. This decrease can be primarily attributed to maintaining these costs despite the increase in net sales. The operating deficit was reduced $4.8 million to $0.9 million, mostly as a result of improved sales, lower SG&A, lower impairments, and lower severance, restructuring and related charges. Excluding these charges, the Company experienced operating profit of $0.9 million during the six months ended June 30, 2004 versus an operating deficit of $1.9 million during the six months ended June 30, 2003. To provide additional transparency about measures of the Company’s performance, we supplement the reporting of our financial information under generally accepted accounting principles (GAAP) with non-GAAP information on operating income (loss) excluding severance, restructuring and related charges and impairments of long-lived assets. We believe the use of this measure is a better indicator of the underlying operating performance of the Company’s businesses and allows us to make meaningful comparisons of different operating periods.

    Interest expense decreased by $1.8 million in the first half of 2004 versus the same period of 2003, primarily due to the write-off of unamortized debt costs of $1.2 million in the first quarter of 2003 resulting from a February 2003 refinancing. Excluding the write-off, interest expense decreased by $0.6 million, due mainly to lower average borrowings during the first six months of 2004, principally as a result of applying the proceeds from the sale of non-core businesses in 2003 to repay debt. Other, net for the six months ended June 30, 2004 included the write-off of fees and expenses of $0.4 million associated with a financing which the Company chose not to pursue, offset by the write-off of net liabilities related to previously divested businesses of $0.1 million. Other, net for the six months ended June 30, 2003 consisted of the write-off of net liabilities related to previously divested businesses of $0.3 million.

The provision for income taxes for the six months ended June 30, 2004 reflects current expense for federal, state and foreign income taxes partially offset by the reduction of certain tax reserves. No federal benefit was recorded on the pre-tax net loss for the first half of 2004 as valuation allowances were recorded related to any deferred tax asset created as a result of the book loss. The Company’s income tax expense related to continuing operations was $0.1 million for the six months ended June 30, 2003.  In addition, $0.9 million of income tax expense was attributable to income from discontinued operations.

Discontinued Operations

Two business units are reported as discontinued operations for the six months ended June 30, 2003: GC/Waldom and Duckback. GC/Waldom reported income (net of tax) of less than $0.1 million in the first half of 2003. GC/Waldom was sold on April 2, 2003 and a loss (net of tax) of $0.2 million was recognized in the second quarter of 2003 as a result of the sale. Duckback generated income (net of tax) of $1.6 million in the first half of 2003. Duckback was sold on September 16, 2003 and a gain (net of tax) of $7.6 million was recognized in the third quarter of 2003 as a result of the sale. There was no discontinued operations activity for the first six months of 2004.

The table below and the narrative that follows summarize the key factors in the year-to-year changes in operating results for our segments.

	Six months ended June 30,		Percentage
	2004	2003	Variance

	(Thousands of dollars)
Maintenance Products Group
Net external sales	$140,226	$141,106	(0.6%)
Operating income (loss)	173	(304)	(156.9%)
Operating margin (deficit)	0.1%	(0.2%)	N/A
Severance, restructuring and related charges	874	1,337	(34.6%)
Impairments of long-lived assets	-	1,800	(100.0%)
Depreciation and amortization	7,001	9,866	(29.0%)
Capital expenditures	5,498	4,368	25.9%

Electrical Products Group
Net external sales	$60,191	$50,807	18.5%
Operating income	3,635	1,470	147.3%
Operating margin	6.0%	2.9%	N/A
Severance, restructuring and related charges	915	225	306.7%
Depreciation and amortization	584	562	3.9%
Capital expenditures	204	277	(26.4%)

Total Company [a]
Net external sales [b]	$200,417	$191,913	4.4%
Operating loss [b]	(886)	(5,678)	(84.4%)
Operating deficit [b]	(0.4%)	(3.0%)	N/A
Severance, restructuring and related charges [b]	1,789	1,941	(7.8%)
Impairments of long-lived assets [d]	-	1,800	(100.0%)
Depreciation and amortization [b]	7,709	11,155	(30.9%)
Capital expenditures [c]	5,704	4,742	20.3%

[a] Included in “Total Company” are certain amounts in addition to those shown for the Maintenance Products and Electrical Products segments, including amounts associated with 1) unallocated corporate expenses, 2) our equity investment in a shrimp harvesting and farming operation, and 3) our waste-to-energy facility (SESCO). See Note 11 to the Condensed Consolidated Financial Statements for detailed reconciliations of segment information to the Condensed Consolidated Financial Statements.
[b] Excludes discontinued operations.
[c] Includes discontinued operations.

Maintenance Products Group

The Maintenance Products Group’s performance during the first half of 2004 was slightly behind that of the same period in 2003. Operating results were unfavorably impacted by the lower volumes and margins for our abrasives business resulting from shipping and production inefficiencies caused by the consolidation of two abrasives facilities into the Wrens, Georgia facility.

Net sales

Net sales from the Maintenance Products Group decreased from $141.1 million during the six months ended June 30, 2003 to $140.2 million during the six months ended June 30, 2004, a decrease of 1%. Overall, this decline was due to lower volumes of 2%, lower pricing of 1%, partially offset by the favorable impact of exchange rates of 2%. We experienced volume gains in many of our businesses that sell to commercial customers, particularly in our domestic and U.K. Jan/San units, domestic and Canadian abrasives and mops, brooms and brushes. Domestic sales of Jan/San products and mops, brooms and brushes benefited from the ability of customers to order products from all CCP divisions on one purchase order while Jan/San volumes in the U.K. increased primarily as a result of the acquisition of Spraychem Limited on April 1, 2003. Stronger sales of roofing products to the construction industry contributed to the increase in domestic abrasives sales, and Canadian abrasives sales benefited from an improving North American economy. Sales volume for the consumer business unit in the U.S., which sells primarily to mass market retail customers, was lower due to the elimination of certain product lines with major outlet customers and to a lesser extent due to promotions in the first half of 2003 which did not recur in the first half of 2004. The consumer plastics and Jan/San businesses in the U.K. also benefited from favorable exchange rates in 2004 versus 2003.

Operating income

The group’s operating income improved by $0.5 million from an operating deficit of $0.3 million in the first half of 2003 to operating income of $0.2 million in the first half of 2004. Operating income for both periods was impacted by costs for severance, restructuring and related charges, while the 2003 period also included impairments of fixed assets. These items are discussed further below. Excluding the aforementioned charges, operating income decreased by $1.8 million from $2.8 million during the six months ended June 30, 2003 to $1.0 million for the same period in 2004. Much of the decrease was attributable to a decline in the profitability of our abrasives business resulting from shipping and production inefficiencies caused by the consolidation of two facilities into the Wrens, Georgia facility as well as higher raw material costs in the first half of 2004 versus 2003 that were not fully recoverable through higher selling prices. Operating results were positively impacted by lower depreciation levels that were atypically high in 2003 related to the revision of the estimated useful lives of certain manufacturing assets and benefits realized from the implementation of cost reduction strategies.

Operating results for the group during the six months ended June 30, 2004 and 2003 were negatively impacted by severance, restructuring and related charges of $0.9 million and $1.3 million, respectively. Charges in the first half of 2004 related to the restructuring of the abrasives business ($0.7 million); costs incurred for the consolidation of administrative functions for CCP ($0.2 million); expenses for the closure of CCP’s facility in Canada and the subsequent consolidation into the Woods Canada facility ($0.1 million); and costs for the movement of inventory and equipment in connection with the consolidation of St. Louis manufacturing and distribution facilities ($0.2 million) offset by income for adjustments to non-cancelable leases of $0.3 million. During the first half of 2003, costs were incurred in connection with the consolidation of St. Louis manufacturing and distribution facilities ($0.7 million); the restructuring of the abrasives business ($0.4 million); and severance for terminated employees at the Santa Fe Springs, California metals facility ($0.2 million). During the six months ended June 30, 2003, the group also recorded impairments of long-lived assets associated primarily with injection molding machines at the Hazelwood, Missouri manufacturing facility.

Electrical Products Group

The Electrical Products Group continued its strong performance into the first half of 2004, driven primarily by improved sales volume over the first half of 2003, and secondarily, by higher margins over the prior year resulting from Woods Canada’s decision to source substantially all of its products from Asia.

Net sales

The Electrical Product Group’s sales improved from $50.8 million for the six months ended June 30, 2003 to $60.2 million for the six months ended June 30, 2004, an increase of 18%. Sales improved as a result of an increase in volume of 13%, higher pricing of 3% and favorable currency translation of 2%. Woods benefited from new store and same store growth for its two largest customers, both national mass market retailers and to a lesser extent, higher volumes of direct import merchandise, which are shipped directly from our suppliers to our customers. Woods Canada also experienced higher volumes due to increased sales of direct import merchandise, but this was mostly offset by the loss of certain lines of business at certain customers. Higher selling prices were implemented in the first and second quarters of 2004 at Woods to offset the rising cost of copper, but were offset slightly by pricing declines due to increasing levels of direct import sales (which generally provide lower gross margins) at Woods Canada. Sales at Woods Canada were favorably impacted by a stronger Canadian dollar versus the U.S. dollar in the first half of 2004.

Operating income

The group’s operating income increased from $1.5 million for the six months ended June 30, 2003 to $3.6 million for the six months ended June 30, 2004, an increase of 147%. The strong volume increases at Woods as well as improved gross margins contributed to the higher profitability of the Electrical Products Group. Margins were positively impacted in the first half of 2004 by the closure of the Woods Canada manufacturing facility in December and the completion of a fully outsourced product strategy. Operating income in the first quarter of 2003 and 2004 was reduced by costs for severance, restructuring and related costs, which are discussed further below. Excluding these costs, operating income increased from $1.7 million for the first six months of 2003 to $4.5 million for the same period in 2004, an increase of 165%.

Operating results in the first six months of 2004 and 2003 were negatively impacted by severance, restructuring and related charges of $0.9 million and $0.2 million, respectively. In the first half of 2004, Woods Canada incurred a charge of $1.0 million for a non-cancelable lease accrual associated with a sale/leaseback transaction and idle capacity as a result of the shutdown of manufacturing offset by a credit to reverse a non-cancelable lease accrual based on a change in usage of leased facility that was previously impaired at Woods ($0.1 million). Costs in the first half of 2003 related to fees paid to a consultant for initiatives related primarily to sourcing products for the Woods and Woods Canada businesses ($0.1 million) and severance related to the December 2002 Woods manufacturing facility shutdown ($0.1 million).

LIQUIDITY AND CAPITAL RESOURCES

Liquidity was negatively impacted during the first half of 2004 as a result of lower operating cash flow during the quarter. The Company used $22.1 million of operating cash compared to operating cash used during the first half of 2003 of $13.7 million. Debt obligations at June 30, 2004 increased $22.6 million from December 31, 2003. This increase in debt was primarily the result of working capital changes, higher inventory and lower payables and accruals, offset by the proceeds from the sale of assets. The inventory build was due to the early purchase of certain materials in advance of scheduled supplier price increases, increased material prices and planned builds in connection with facility closures. Accounts payable were lower as a result of our decision to take advantage of discount terms offered by certain vendors while accruals were impacted by the settlement of previously recorded restructuring charges. On March 31, 2004, Woods Canada sold its manufacturing facility for net proceeds of $3.2 million and immediately entered into a sale/leaseback arrangement to allow that business unit to occupy this property as a distribution facility. On June 28, 2004, CCP sold its vacant metals facility in Santa Fe Springs, California for net proceeds of $1.9 million.

On April 20, 2004, we completed a refinancing of our outstanding indebtedness (the Refinancing) and entered into a new agreement with Bank of America Business Capital (formerly Fleet Capital Corporation) (the Bank of America Credit Agreement). Like the previous credit agreement with Fleet Capital Corporation, the Bank of America Credit Agreement is a $110 million facility with a $20 million term loan (Term Loan) and a $90 million revolving credit facility (Revolving Credit Facility) with essentially the same terms as the previous credit agreement. The Bank of America Credit Agreement is an asset-based lending agreement and involves a syndicate of four banks, all of which participated in the syndicate from the previous credit agreement. Since the inception of the previous credit agreement, Katy had repaid $18.2 million of the previous Term Loan. The ability to repay that loan on a faster than anticipated timetable was primarily due to funds generated by the sale of GC/Waldom in April 2003, the sale of Duckback in September 2003 and various sales of excess real estate. The additional funds raised by the Term Loan were used to pay down revolving loans (after costs of the transaction), creating additional borrowing capacity. In addition, the Bank of America Credit Agreement contains credit sub-facilities in Canada and the United Kingdom which will allow the Company to borrow funds locally in these countries and provide a natural hedge against currency fluctuations.

Below is a summary of the sources and uses associated with the funding of the Bank of America Credit Agreement (in thousands):

Sources:
New Term Loan incremental borrowings	$18,152

Uses:
Repayment of Revolving Credit Facility borrowings	$16,856
Certain costs associated with the Bank of America Credit Agreement	1,296

$18,152

The Bank of America Credit Agreement allows us to more efficiently leverage our entire asset base, and to create more borrowing capacity under our new Revolving Credit Facility. The Revolving Credit Facility has an expiration date of April 20, 2009 and its borrowing base is determined by eligible inventory and accounts receivable. Unused borrowing availability on the Revolving Credit Facility was $24.9 million at June 30, 2004. The Term Loan also has a final maturity date of April 20, 2009 with quarterly payments of $0.7 million. A final payment of $6.4 million is scheduled to be paid in April 2009. The term loan is collateralized by the Company’s property, plant and equipment.

Our borrowing base under the Bank of America Credit Agreement is reduced by the outstanding amount of standby and commercial letters of credit. Vendors, financial institutions and other parties with whom we conduct business may require letters of credit in the future that either 1) do not exist today or 2) would be at higher amounts than those that exist today. Currently, our largest letters of credit relate to our casualty insurance programs. At June 30, 2004, total outstanding letters of credit were $8.8 million.

All extensions of credit under the Bank of America Credit Agreement are collateralized by a first priority security interest in and lien upon the capital stock of each material domestic subsidiary (65% of the capital stock of certain foreign subsidiaries), and all of our present and future assets and properties. Customary financial covenants and restrictions apply under the Bank of America Credit Agreement. Until September 30, 2004, interest accrues on the Revolving Credit Facility borrowings at 175 basis points over applicable LIBOR rates, and at 200 basis points over LIBOR for borrowings under the Term Loan. Subsequent to September 30, 2004 in accordance with the Bank of America Credit Agreement, our margins (i.e. the interest rate spread above LIBOR) could increase depending upon certain leverage measurements. Also in accordance with the Bank of America Credit Agreement, margins on the term borrowings will drop an additional 25 basis points if the balance of the Term Loan is reduced below $10.0 million. Interest accrues at higher margins on prime rates for swing loans, the amounts of which were nominal at June 30, 2004.

We have incurred additional debt issuance costs in 2004 associated with the Bank of America Credit Agreement. Additionally, at the time of the inception of the New Fleet Credit Agreement, we had approximately $4.0 million of unamortized debt issuance costs associated with the previous credit agreement. The remainder of the previously capitalized costs, along with the capitalized costs from the Bank of America Credit Agreement will be amortized over the life of the Bank of America Credit Agreement through April 2009. Also, during the first quarter of 2004, we incurred fees and expenses of $0.4 million associated with a financing which the Company chose not to pursue.

The revolving credit facility under the Bank of America Credit Agreement requires lockbox agreements which provide for all receipts to be swept daily to reduce borrowings outstanding. These agreements, combined with the existence of a material adverse effect (MAE) clause in the Bank of America Credit Agreement, causes the revolving credit facility to be classified as a current liability (except as noted below), per guidance in the Emerging Issues Task Force (EITF) Issue No. 95-22, Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement. We do not expect to repay, or be required to repay, within one year, the balance of the revolving credit facility classified as a current liability. The MAE clause, which is a fairly typical requirement in commercial credit agreements, allows the lenders to require the loan to become due if they determine there has been a material adverse effect on our operations, business, properties, assets, liabilities, condition or prospects. The classification of the revolving credit facility as a current liability (except as noted above) is a result only of the combination of the two aforementioned factors: the lockbox agreements and the MAE clause. The Bank of America Credit Agreement does not expire or have a maturity date within one year, but rather has a final expiration date of April 20, 2009. Also, we were in compliance with the applicable financial covenants of the Bank of America Credit Agreement at June 30, 2004. The lender had not notified us of any indication of a MAE at June 30, 2004, and we were not in default of any provision of the Bank of America Credit Agreement at June 30, 2004.

The Bank of America Credit Agreement, and the additional borrowing ability under the Revolving Credit Facility obtained by incurring new term debt, results in three important benefits related to our long-term strategy: 1) additional borrowing capacity to invest in capital expenditures and/or acquisitions key to our strategic direction, 2) increased working capital flexibility to build inventory when necessary to accommodate lower cost outsourced finished goods inventory and 3) the ability to borrow locally in Canada and the United Kingdom and provide a natural hedge against currency fluctuations.

On May 10, 2004, we suspended our $5.0 million share repurchase program after announcing the resumption of the plan on April 20, 2004.  We had previously suspended the program in November 2003. In 2004, 12,000 shares of common stock were repurchased on the open market for approximately $75 thousand under this plan, while in 2003, 482,800 shares of common stock were repurchased on the open market for approximately $2.5 million.

Funding for capital expenditures and working capital needs is expected to be accomplished through the use of available borrowings under the Bank of America Credit Agreement. Anticipated capital expenditures are expected to be slightly higher in 2004 than in 2003, mainly due to additional investments planned for the development of new products. Restructuring and consolidation activities are important to reducing our cost structure to a competitive level. We believe that our operations and the Bank of America Credit Agreement provide sufficient liquidity for our operations going forward.

We have a number of obligations and commitments, which are listed on the schedule later in this section entitled “Contractual Cash Obligations” and “Other Commercial Commitments.” We have considered all of these obligations and commitments in structuring our capital resources to ensure that they can be met. See the notes accompanying the table in that section for further discussions of those items.

We are continually evaluating alternatives relating to divestitures of certain of our businesses. Divestitures present opportunities to de-leverage our financial position and free up cash for further investments in core activities. In addition to the sale of the GC/Waldom and Duckback businesses in 2003 for aggregate proceeds of $23.6 million, we sold additional assets in 2003 and the first six months of 2004 for net proceeds of $2.8 million and $5.5 million, respectively. The largest of these was the March 31, 2004 sale of the Woods Canada manufacturing facility in Toronto, Ontario for net proceeds of $3.2 million, all of which was used to repay our outstanding debt obligations. Contemporaneously with the sale, Woods Canada entered into a five-year lease with the buyer to continue the distribution of their products from that facility. In addition, we sold our vacant metals facility in Santa Fe Springs, California on June 28, 2004 for net proceeds of $1.9 million.

OFF-BALANCE SHEET ARRANGEMENTS

Contractual Obligations and Commercial Obligations

Katy’s obligations as of June 30, 2004 are summarized below:
(In thousands of dollars)

Contractual Cash Obligations	Total	Due in less than 1 year	Due in 1-3 years	Due in 4-5 years	Due after 5 years

Revolving credit facility [a]	$43,022	$-	$-	$43,022	$-
Term loans	19,286	2,857	5,714	5,714	5,001
Operating leases [b]	29,135	8,859	12,203	6,547	1,526
Severance and restructuring [b]	2,891	1,598	897	341	55
SESCO payable to Montenay [c]	3,800	1,050	2,200	550	-

Total Contractual Obligations	$98,134	$14,364	$21,014	$56,174	$6,582

Other Commercial Commitments	Total	Due in less than 1 year	Due in 1-3 years	Due in 4-5 years	Due after 5 years

Commercial letters of credit	$503	$503	$-	$-	$-
Stand-by letters of credit	8,300	8,300	-	-	-
Guarantees [d]	30,435	6,765	23,670	-	-

Total Commercial Commitments	$39,238	$15,568	$23,670	$-	$-

[a] As discussed in the Liquidity and Capital Resources section above, a portion of the Bank of America Revolving Credit Facility is classified as a current liability on the Condensed Consolidated Balance Sheets as a result of the combination in the Bank of America Credit Agreement of 1) lockbox agreements on Katy’s depository bank accounts and 2) a subjective Material Adverse Effect (MAE) clause. The Revolving Credit Facility expires in April of 2009.

[b] These obligations represent liabilities associated with restructuring activities, other than liabilities for non-cancelable lease rentals. Future non-cancelable lease rentals are included in the line entitled “Operating leases.” Our Condensed Consolidated Balance Sheet at June 30, 2004 includes $5.9 million in discounted liabilities associated with non-cancelable operating lease rentals, net of estimated sub-lease revenues, related to facilities that have been abandoned as a result of restructuring and consolidation activities.

[c] Amount owed to Montenay as a result of the SESCO partnership. $1.1 million of this obligation is classified in the Condensed Consolidated Balance Sheets as an Accrued Expense in Current Liabilities, while the remainder is included in Other Liabilities, recorded on a discounted basis.

[d] SESCO, an indirect wholly-owned subsidiary of Katy, is party to a partnership that operates a waste-to-energy facility and has certain contractual obligations, for which Katy provides guarantees. If the partnership is not able to perform its obligations under the contracts, under certain circumstances SESCO and Katy could be subject to damages equal to the amount of Industrial Revenue Bonds outstanding (which financed construction of the facility) of $30.4 million less amounts held by the partnership in debt service reserve funds. Katy and SESCO do not anticipate non-performance by parties to the contracts. See Note 5 to the Condensed Consolidated Financial Statements in Part I, Item 1.

SEVERANCE, RESTRUCTURING AND RELATED CHARGES

    See Note 12 to the Condensed Consolidated Financial Statements in Part I, Item 1 for a discussion of severance, restructuring and related charges.

OUTLOOK FOR 2004

   We continue to anticipate only a modest improvement in 2004 from the general economic conditions and business environment that existed in 2003. However, we have seen recent improvement in the restaurant, travel and hotel markets to which we sell products. We have also seen a strong first half sales performance from the Woods and Woods Canada retail electrical corded products business, and we expect to see that performance continue into the second half of the year. We have a significant concentration of customers in the mass-market retail, discount and do-it-yourself market channels. Our ability to maintain and increase our sales levels depends in part on our ability to retain and improve relationships with these customers. In addition, while we face uncertainty with respect to the replacement of NOMA®-branded sales as Woods Canada has lost the right to use the NOMA® trademark effective July 1, 2004, we believe, based on performance through the end of the second quarter, that we will be able to replace these sales in 2004. We also face the continuing challenge of recovering or offsetting cost increases for raw materials.

    We expect increases in raw material costs to impact gross margins. Further, the consolidation of our abrasives facilities has been delayed. We anticipate these developments to be partially off set by the benefits of various profit enhancing strategies implemented since the recapitalization of the Company in June 2001. These strategies include outsourcing previously manufactured products, as well as locating new vendors for products already sourced outside of our facilities. We have significantly reduced headcount, and continue to monitor whether we can further consolidate any of our facilities. Cost of goods sold is subject to variability in the prices for certain raw materials, most significantly thermoplastic resins used in the manufacture of plastic products for the Jan/San and consumer plastic businesses. Prices of plastic resins, such as polyethylene and polypropylene, increased steadily from the latter half of 2002 through the middle of 2003, then fell slightly in the second half of the year, and have increased again during the first half of 2004. Management has observed that the prices of plastic resins are driven to an extent by prices for crude oil and natural gas, in addition to other factors specific to the supply and demand of the resins themselves. We expect resin prices to remain high during the second half of 2004. We are also exposed to price changes for copper (a primary material in many of the products sold by Woods and Woods Canada), aluminum and steel (primary materials in production of truck boxes), corrugated packaging material and other raw materials. Prices for aluminum and steel have increased throughout 2004, while prices for copper increased in the early part of 2004 and have now stabilized. We have not employed an active hedging program related to our commodity price risk, but are employing other strategies for managing this risk, including contracting for a certain percentage of resin needs through supply agreements and opportunistic spot purchases. In a climate of rising raw material costs, we experience difficulty in raising prices to share these higher costs to our customers. However, price increases were passed along to our Woods’ customers during 2004 as a result of the rise in copper prices in late 2003 and early 2004 and we are implementing price increases on certain plastic products.

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

    Selling, general and administrative expenses have declined this year as a percentage of sales and should remain stable or drop as a percentage of sales from 2003 levels in the second half of 2004. Cost reduction efforts are ongoing throughout the Company. We expect to maintain modest headcount and rental costs for our corporate office. We have completed the process of transferring most back-office functions of our Wilen (mops, brooms and brushes) and Glit/Microtron (abrasives) businesses from Georgia to Bridgeton, Missouri, the headquarters of CCP. We have now completed the process of transferring the back-office functions of our Disco (filters and miscellaneous food service items) business in McDonough, Georgia to Bridgeton, Missouri. We will consolidate administrative processes at our Loren business unit during the second half of 2004 and will continue to evaluate the possibility of further consolidation of administrative processes.

    We are nearing completion of several restructuring plans involving our operations. During 2002 and 2003, we announced plans to consolidate the Warson Road and Earth City facilities as well as a portion of the Hazelwood facility into the Bridgeton facility. All of these facilities are located in the St. Louis, Missouri area. The moves from the Warson Road, Hazelwood and Earth City facilities are now complete. Hazelwood will continue to operate on a satellite basis to support our Bridgeton facility. Certain molding machines have been and may continue to be transferred to the Bridgeton facility and excess machinery will be sold. The significant charges recorded during 2002 and 2003 related to these facilities were mainly to accrue non-cancelable lease payments for these facilities. These accruals do not create incremental cash obligations in that we are obligated to make the associated payments whether we occupy the facilities or not. The amount we will ultimately pay out under these accruals is dependent on our ability to successfully sublet all or a portion of the abandoned facilities. We expect the Jan/San and consumer plastics business units to continue to benefit from lower overhead costs in 2004 as a result of these consolidations. In 2002, the Company initiated a plan to consolidate the manufacturing facilities of its abrasives business in order to implement a more competitive cost structure.  We expect that the Lawrence, Massachusetts and the Pineville, North Carolina facilities will be closed by the end of 2004 and those operations will be consolidated into the newly expanded Wrens, Georgia facility. Charges have been recorded in 2003 and 2004 principally for the closure of facilities, expansion of the Wrens facility and severance for terminated employees.

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

    The labor agreement with our largest union expires in late December. Historically, the parties have been successful in negotiating new agreements. While we remain optimistic regarding these upcoming negotiations, we also recognize there are some issues of potential dispute, primarily economic in nature. Accordingly, we will be taking appropriate actions to ensure that our ability to service our customers is not impeded during this time frame.

We originally expected interest rates in 2004 to be slightly higher than 2003; however, rates in 2004 have been relatively comparable to last year. Ultimately, we cannot predict the future levels of interest rates. Until September 30, 2004, interest accrues on the Bank of America Credit Facility borrowings at 175 basis points over applicable LIBOR rates, and at 200 basis points over LIBOR for Term Loan borrowings. Subsequent to September 30, 2004 in accordance with the Bank of America Credit Agreement, our margins (i.e. the interest rate spread above LIBOR) could increase depending upon certain leverage measurements. Also margins on the term borrowings will drop an additional 25 basis points if the balance of the Term Loan is reduced below $10.0 million.

Given our history of operating losses, along with guidance provided by the accounting literature covering accounting for income taxes, we are unable to conclude it is more likely than not that we will be able to generate future taxable income sufficient to realize the benefits of deferred tax assets carried on our books. Therefore, a full valuation allowance on the net deferred tax asset position was recorded at June 30, 2004 and December 31, 2003, and we do not expect to record the benefit of any deferred tax assets that may be generated in 2004. We will continue to record current expense associated with federal, foreign and state income taxes.

We are continually evaluating alternatives that relate to divestitures of non-core businesses. Divestitures present opportunities to de-leverage our financial position and free up cash for further investments in core activities.

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995

This report and the information incorporated by reference in this report contain various “forward-looking statements” as defined in Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act of 1934, as amended. The forward-looking statements are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. We have based these forward-looking statements on current expectations and projections about future events and trends affecting the financial condition of our business. These forward-looking statements are subject to risks and uncertainties that may lead to results that differ materially from those expressed in any forward-looking statement made by us or on our behalf, including, among other things:

-Increases in the cost of, or in some cases continuation of, the current price levels of plastic resins, copper, paper board packaging, and other raw materials.

-Our inability to reduce product costs, including manufacturing, sourcing, freight, and other product costs.

-Greater reliance on third parties for our finished goods as we increase the portion of our manufacturing that is outsourced.

-Our inability to reduce administrative costs through consolidation of functions and systems improvements.

-Our inability to execute our systems integration plan.

-Our inability to successfully integrate our operations as a result of the facility consolidations.

-Our inability to sub-lease rented facilities which have been abandoned as a result of consolidation and restructuring initiatives.

-Our inability to achieve product price increases, especially as they relate to potentially higher raw material costs.

-The potential impact of losing lines of business at large retail outlets in the discount and do-it-yourself markets.

-Competition from foreign competitors.

-The potential impact of new distribution channels, such as e-commerce, negatively impacting us and our existing channels.

-The potential impact of rising interest rates on our LIBOR-based Bank of America Credit Agreement.

-Our inability to meet covenants associated with the Bank of America Credit Agreement.

-The potential impact of rising costs for insurance for properties and various forms of liabilities.

-The potential impact of changes in foreign currency exchange rates related to our foreign operations.

-Labor issues, including union activities that require an increase in production costs or lead to a strike, thus impairing production and decreasing sales. We are also subject to labor relations issues at entities involved in our supply chain, including both suppliers and those involved in transportation and shipping.

-Changes in significant laws and government regulations affecting environmental compliance and income taxes.

-Our inability to replace lost sales due the loss of the NOMA® -branded products at Woods Canada.

Words and phrases such as “expects,” “estimates,” “will,” “intends,” “plans,” “believes,” “anticipates” and the like are intended to identify forward-looking statements. The results referred to in forward-looking statements may differ materially from actual results because they involve estimates, assumptions and uncertainties. Forward-looking statements included herein are as of the date hereof and we undertake no obligation to revise or update such statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. All forward-looking statements should be viewed with caution.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to market risk associated with changes in interest rates relates primarily to our debt obligations. We currently do not use derivative financial instruments relating to this exposure. Our interest obligations on outstanding debt at June 30, 2004 were indexed from short-term LIBOR. We do not believe our exposures to interest rate risks are material to our financial position or results of operations.

Foreign Exchange Risk

We are exposed to fluctuations in the Euro, British pound, Canadian dollar and Chinese Yuan. Some of our subsidiaries make significant U.S. dollar purchases from Asian suppliers, particularly in China. An adverse change in foreign currency exchange rates of Asian countries could result in an increase in the cost of purchases. We do not currently hedge foreign currency transaction or translation exposures.

Commodity Price Risk

We have not employed an active hedging program related to our commodity price risk, but are employing other strategies for managing this risk, including contracting for a certain percentage of resin needs through supply agreements and opportunistic spot purchases. See Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - OUTLOOK FOR 2004, for further discussion of our exposure to increasing raw material costs.

Item 4. CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our SEC filings is reported within the time periods specified in the SEC's rules, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We have investments in certain unconsolidated entities. As we do not control or manage these entities, the disclosure controls and procedures with respect to such entities are necessarily more limited than those we maintain with respect to our consolidated subsidiaries.

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

(b)  Change in Internal Controls

There have been no changes in Katy’s internal control over financial reporting during the quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect Katy’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

During the quarter for which this report is filed, there have been no material developments in previously reported legal proceedings, and no other cases or legal proceedings, other than a) ordinary routine litigation incidental to the Company’s business and other nonmaterial proceedings, brought against the Company and b) updates to those matters specified in Note 10 to the Condensed Consolidated Financial Statements in Part I, Item 1.

Item 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PROCEEDS OF EQUITY SECURITIES

	Total Number	Average	Total Number of Shares	Maximum Dollar Value
	of Shares	Price Paid	Purchased as Part of	that May Yet Be
Period	Purchased	per Share	Publicly Announced Plan	Purchased Under the Plan (1)

April 2004
(4/22/04 - 4/30/04)	10,200	$6.25	493,000	$2,416,134

May 2004
(5/4/04 - 5/7/04)	1,800	$6.26	494,800	$2,404,866

June 2004	-	$-	-	$-

Total	12,000	$6.25	494,800	$2,404,866

(1)  On April 20, 2003, the Company announced a plan to spend up to $5.0 million to repurchase shares of its common stock. During 2003, the Company repurchased 482,800 shares of its common stock on the open market for approximately $2.5 million. The Company suspended further purchases under the plan on May 10, 2004.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders of Katy Industries, Inc. was held at The Heritage - A Dolce Conference Resort, 522 Heritage Road, Southbury, Connecticut, at 10:00 AM, on May 27, 2004. Stockholders voted on two proposals, summarized below with the accompanying number of votes in favor, opposed, or abstained.

PROPOSAL No. 1: Election of Directors

CLASS II DIRECTORS:
Name	Votes For	Votes Withheld

Robert M. Baratta	6,982,461	159,791
Daniel B. Carroll	7,050,009	92,943
Wallace E. Carroll, Jr.	7,046,440	95,812
C. Michael Jacobi	6,982,061	160,191

    The required vote for directors was the affirmative vote of a plurality of the votes cast at the annual meeting. As a result of the vote, each of the four nominees for Class I directors was elected. The specified term of the Company’s Class II directors, Christopher Lacovara, James Kohlberg, William F. Andrews, Christopher Anderson and Samuel Frieder, is through the Company’s 2005 Annual Meeting.

PROPOSAL No. 2: To ratify the selection of PricewaterhouseCoopers LLP as the independent public accountants of Katy for the fiscal year ending December 31, 2004.

Votes For	Votes Against	Votes Abstained

7,052,791	85,536	3,925

The required vote to ratify the appointment of PricewaterhouseCoopers LLP was the majority of Katy’s outstanding common stock present, in person or by proxy, at the annual meeting. As a result of the vote, the selection of PricewaterhouseCoopers LLP was ratified.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)Exhibits

10.1 First Amendment to Amended and Restated Loan Agreement dated as of June 29, 2004 with Fleet Capital Corporation, filed herewith.

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

(b) Reports on Form 8-K

    -Form 8-K, Item 12 furnished May 5, 2004, including press release and schedules announcing results of operations for the first quarter of 2004 (not incorporated by reference).

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KATY INDUSTRIES, INC.
Registrant

DATE: August 16, 2004                                           By /s/ C. Michael Jacobi
                                C. Michael Jacobi
                                President and Chief Executive Officer

                                                                By /s/ Amir Rosenthal
                                Amir Rosenthal
                                Vice President, Chief Financial Officer,
                                General Counsel and Secretary

