Form 10-Q
period 2004-09-30
KATY INDUSTRIES INC
filed 2004-11-10
CIK 54681

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly period ended: September 30, 2004

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

Yes ☒	No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class	Outstanding at November 1, 2004
Common Stock, $1 Par Value	7,870,377

KATY INDUSTRIES, INC.
FORM 10-Q
September 30, 2004

INDEX

			Page
PART I	FINANCIAL INFORMATION

	Item 1.	Financial Statements:

		Condensed Consolidated Balance Sheets
		September 30, 2004 and December 31, 2003 (unaudited)	2,3

		Condensed Consolidated Statements of Operations
		Three Months and Nine Months Ended
		September 30, 2004 and 2003 (unaudited)	4

		Condensed Consolidated Statements of Cash Flows
		Nine Months Ended September 30, 2004 and 2003 (unaudited)	5

		Notes to Condensed Consolidated Financial Statements (unaudited)	6

	Item 2.	Management's Discussion and Analysis of Financial
		Condition and Results of Operations	23

	Item 3.	Quantitative and Qualitative Disclosures about Market Risk	39

	Item 4.	Controls and Procedures	39

PART II	OTHER INFORMATION

	Item 1.	Legal Proceedings	40

	Item 2.	Changes in Securities, Use of Proceeds and Issuer Proceeds of Equity Securities	40

	Item 6.	Exhibits	40

	Signatures		41

	Certifications		42-45

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

KATY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Thousands of Dollars)
(Unaudited)

ASSETS

	September 30,	December 31,
	2004	2003
CURRENT ASSETS:

Cash and cash equivalents	$8,626	$6,748
Accounts receivable, net	76,185	65,197
Inventories, net	72,928	53,545
Other current assets	2,980	1,658

Total current assets	160,719	127,148

OTHER ASSETS:

Goodwill	10,215	10,215
Intangibles, net	21,280	22,399
Other	10,244	10,352

Total other assets	41,739	42,966

PROPERTY AND EQUIPMENT
Land and improvements	1,805	3,196
Buildings and improvements	14,269	17,198
Machinery and equipment	137,171	129,240

	153,245	149,634
Less - Accumulated depreciation	(85,001)	(78,040

Property and equipment, net	68,244	71,594

Total assets	$270,702	$241,708

See Notes to Condensed Consolidated Financial Statements.

KATY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Thousands of Dollars, Except Share Data)
(Unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	September 30,	December 31,
	2004	2003
CURRENT LIABILITIES:

Accounts payable	$42,917	$37,259
Accrued compensation	5,383	6,212
Accrued expenses	41,072	40,238
Current maturities of long-term debt	2,857	2,857
Revolving credit agreement	48,507	36,000

Total current liabilities	140,736	122,566

LONG-TERM DEBT, less current maturities	15,714	806

OTHER LIABILITIES	13,688	16,044

Total liabilities	170,138	139,416

COMMITMENTS AND CONTINGENCIES (Notes 10 and 12)	-	-

STOCKHOLDERS
15% Convertible Preferred Stock, $100 par value, authorized
1,200,000 shares, issued and outstanding 1,064,613 and 925,750 shares,
respectively, liquidation value $109,152 and $98,396, respectively	104,253	93,507
Common stock, $1 par value authorized 35,000,000 shares,
issued 9,822,204 shares	9,822	9,822
Additional paid-in capital	29,686	40,441
Accumulated other comprehensive income	2,913	2,387
Accumulated deficit	(23,325)	(21,137)
Treasury stock, at cost, 1,951,827 and 1,941,327 shares, respectively	(22,785)	(22,728)

Total stockholders' equity	100,564	102,292

Total liabilities and stockholders' equity	$270,702	$241,708

See Notes to Condensed Consolidated Financial Statements.

KATY INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
(Thousands of Dollars, Except Share and Per Share Data)
(Unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003

Net sales	$135,426	$125,901	$335,843	$317,814
Cost of goods sold	117,569	105,674	288,095	269,353
Gross profit	17,857	20,227	47,748	48,461
Selling, general and administrative expenses	(14,846)	(15,424)	(43,834)	(45,595)
Severance, restructuring and related charges	(167)	(3,871)	(1,956)	(5,812)
Impairments of long-lived assets	-	(5,255)	-	(7,055)
Operating income (loss)	2,844	(4,323)	1,958	(10,001)
Equity in loss of equity method investment (net of impairment
charge of $5.5 million in 2003)	-	(5,478)	-	(5,689)
(Loss) gain on sale of assets	(3)	(230)	546	573
Interest expense	(1,017)	(1,153)	(2,814)	(4,766)
Other liabilities	(30)	(544)	(261)	(100)

Income (loss) before (provision) benefit for income taxes	1,794	(11,728)	(571)	(19,983)

(Provision) benefit for income taxes	(918)	3,194	(1,617)	3,119

Income (loss) from continuing operations before distributions on
preferred interest of subsidiary	876	(8,534)	(2,188)	(16,864)

Distributions on preferred interest of subsidiary	-	-	-	(123)

Income (loss) from continuing operations	876	(8,534)	(2,188)	(16,987)

Income from operations of discontinued businesses (net of tax)	-	478	-	2,081
Gain on sale of discontinued business (net of tax)	-	7,638	-	7,442

Net income (loss)	876	(418)	(2,188)	(7,464)

Gain on early redemption of preferred interest of subsidiary	-	-	-	6,560
Payment in kind dividends on convertible preferred stock	(3,822)	(3,324)	(10,746)	(9,349)

Net loss attributable to common stockholders	$(2,946)	$(3,742)	$(12,934)	$(10,253)

(Loss) income per share of common stock - Basic and diluted:
Loss from continuing operations attributable
to common stockholders	$(0.37)	$(1.44)	$(1.64)	$(2.38)
Discontinued operations (net of tax)	-	0.99	-	1.15
Net loss attributable to common stockholders	$(0.37)	$(0.45)	$(1.64)	$(1.23)

Weighted average common shares outstanding (thousands):
Basic and diluted	7,870	8,237	7,875	8,314

See Notes to Condensed Consolidated Financial Statements.

KATY INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
(Thousands of Dollars)
(Unaudited)

	2004	2003
Cash flows from operating activities:
Net loss	$(2,188)	$(7,464)
Income from discontinued operations	-	(9,523)
Loss from continuing operations	(2,188)	(16,987)
Depreciation and amortization	11,102	16,531
Impairment of long-lived assets	-	7,055
Write-off and amortization of debt issuance costs	804	2,057
Gain on sale of assets	(546)	(573)
Equity in loss of equity method investment (net of
impairment charge of $5.5 million in 2003)	-	5,689
	9,172	13,772
Changes in operating assets and liabilities:
Accounts receivable	(10,637)	(9,969)
Inventories	(19,072)	(1,095)
Other assets	(1,136)	(1,557)
Accounts payable	5,546	1,894
Accrued expenses	(125)	(5,166)
Other liabilities	(2,404)	(3,220)
	(27,828)	(19,113)

Net cash used in continuing operations	(18,656)	(5,341)
Net cash used in discontinued operations	-	(4,736)
Net cash used in operating activities	(18,656)	(10,077)

Cash flows from investing activities:
Capital expenditures of continuing operations	(10,838)	(7,026)
Capital expenditures of discontinued operations	-	(111)
Acquisition of subsidiary, net of cash acquired	-	(1,161)
Collections of notes receivable from sales of subsidiaries	14	1,139
Proceeds from sale of subsidiary, net	-	21,948
Proceeds from sale of assets	5,545	2,389
Net cash (used in) provided by investing activities	(5,279)	17,178

Cash flows from financing activities:
Net borrowings on revolving loans	12,536	(9,663)
Proceeds of term loans	18,152	20,000
Repayments of term loans	(3,244)	(3,619)
Direct costs associated with debt facilities	(1,439)	(1,464)
Redemption of preferred interest of subsidiary	-	(9,840)
Repayment of real estate and chattel mortgages	-	(700)
Repurchases of common stock	(75)	(1,391)
Net cash provided by (used in) financing activities	25,930	(6,677)
Effect of exchange rate changes on cash and cash equivalents	(117)	132
Net increase in cash and cash equivalents	1,878	556
Cash and cash equivalents, beginning of period	6,748	4,842
Cash and cash equivalents, end of period	$8,626	$5,398

See Notes to Condensed Consolidated Financial Statements.

KATY INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004

(1) Significant Accounting Policies

Consolidation Policy and Basis of Presentation
    The condensed consolidated financial statements include the accounts of Katy Industries, Inc. and subsidiaries in which it has a greater than 50% interest, collectively “Katy” or “the Company”. All significant intercompany accounts, profits and transactions have been eliminated in consolidation. Investments in affiliates that are not majority owned and where the Company exercises significant influence are reported using the equity method. The condensed consolidated financial statements at September 30, 2004 and December 31, 2003 and for the three and nine month periods ended September 30, 2004 and September 30, 2003 are unaudited and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial condition and results of operations of the Company. Interim results may not be indicative of results to be realized for the entire year. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

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

Inventories
The components of inventories are as follows:
	September 30,	December 31,
	2004	2003
	(Thousands of Dollars)

Raw materials	$20,689	$18,664
Work in process	1,556	1,573
Finished goods	55,719	38,938
Inventory reserves	(5,036)	(5,630)
	$72,928	$53,545

    At September 30, 2004 and December 31, 2003, approximately 30% and 35%, respectively, of Katy’s inventories were accounted for using the last-in, first-out (“LIFO”) method of costing, while the remaining inventories were accounted for using the first-in, first-out (“FIFO”) method. Current cost, as determined using the FIFO method, exceeded LIFO cost by $3.4 million and $1.9 million at September 30, 2004 and December 31, 2003, respectively.

Property, Plant and Equipment
Property and equipment are stated at cost and depreciated over their estimated useful lives: buildings (10-40 years) generally using the straight-line method; machinery and equipment (3-20 years) using straight-line or composite methods; tooling (5 years) using the straight-line method; and leasehold improvements using the straight-line method over the remaining lease period or useful life, if shorter. Costs for repair and maintenance of machinery and equipment are expensed as incurred, unless the result significantly increases the useful life or functionality of the asset, in which case capitalization is considered. Depreciation expense from continuing operations was $3.0 million and $4.9 million and $9.8 million and $14.9 million for the three and nine month periods ending September 30, 2004 and 2003, respectively. Depreciation was atypically high in 2003, primarily due to the revision of the estimated useful lives of certain manufacturing assets, specifically molds and tooling equipment used in the manufacturing of plastic products, from seven to five years, effective January 1, 2003.

In accordance with Statement of Financial Accounting Standards (SFAS) No. 143, Accounting for Asset Retirement Obligations, the Company has recorded an asset of $0.9 million and related liability of $1.2 million for retirement obligations associated with returning certain leased properties to the respective lessors upon the termination of the lease agreements.

Stock Options and Other Stock Awards
The Company follows the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), regarding accounting for stock options and other stock awards. APB No. 25 dictates a measurement date concept in the determination of compensation expense related to stock awards including stock options, restricted stock, and stock appreciation rights. Katy’s outstanding stock options all have established measurement dates and therefore, fixed plan accounting is applied, generally resulting in no compensation expense for stock option awards. However, the Company has issued stock appreciation rights and restricted stock awards which are accounted for as variable stock compensation awards and compensation expense or income has been recorded for these awards. Compensation expense recorded relative to stock awards was zero and $6.5 thousand for the three months ended September 30, 2004 and 2003, respectively. Compensation expense recorded relative to stock awards was $9.0 thousand and $6.5 thousand for the nine month periods ended September 30, 2004 and 2003, respectively. Compensation expense (income) recorded associated with the vesting of stock appreciation rights was $0.1 million and ($0.1) million for the three and nine month periods ended September 30, 2004, respectively. Compensation expense recorded associated with the vesting of stock appreciation rights was $0.2 million and $0.6 million for the three and nine months ended September 30, 2003. Compensation expense or income for stock awards and stock appreciation rights is recorded in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), was issued and, if fully adopted by the Company, would change the method for recognition of expense related to option grants to employees. Under SFAS No. 123, compensation cost would be recorded based upon the fair value of each option at the date of grant using an option-pricing model that takes into account as of the grant date the exercise price and expected life of the option, the current price of the underlying stock and its expected volatility, expected dividends on the stock and the risk-free interest rate for the expected term of the option. Options granted in the third quarter of 2004 and the third quarter of 2003 were zero and 6,000, respectively. Options granted in the second quarter of 2004 and the second quarter of 2003 were 6,000 and zero, respectively. No options were granted in either the first quarter of 2004 or the first quarter of 2003.

In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure (“SFAS No. 148”). SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based methods of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123, to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure provisions of SFAS No. 148 were adopted by the Company at December 31, 2002. Katy will continue to comply with the provisions under APB No. 25 for accounting for stock-based employee compensation.

The fair value of each option grant on a pro-forma basis is estimated on the date of grant using a Black-Scholes option-pricing model with an expected life of five to ten years for all grants. Had compensation cost been determined based on the fair value method of SFAS No. 123, the Company’s net loss and loss per share would have been adjusted to the pro forma amounts indicated below (thousands of dollars, except per share data).

	Pro-Forma		Pro-Forma
	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
Net loss attributable to common stockholders, as reported	$(2,946)	$(3,742)	$(12,934)	$(10,253)
Deduct: Total stock-based employee
compensation expense determined under fair
value based method for all awards, net of
related tax effects	(103)	(103)	(308)	(294)

Pro forma net loss	$(3,049)	$(3,845)	$(13,242)	$(10,547)

Loss per share
Basic and diluted - as reported	$(0.37)	$(0.45)	$(1.64)	$(1.23)
Basic and diluted - pro forma	$(0.39)	$(0.47)	$(1.68)	$(1.27)

(2) New Accounting Pronouncements

    In January 2003, the FASB issued Interpretation No. (“FIN”) 46, Consolidation of Variable Interest Entities (“FIN 46”). FIN 46 requires a variable interest entity be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns, or both. The consolidation provisions of FIN 46 were originally effective for financial periods ending after July 15, 2003. In October 2003, the FASB issued Staff Position FIN 46--6, Effective Date of FIN46, which delayed the implementation date to financial periods ending after December 31, 2003. In December 2003, the FASB published a revision to FIN 46 (FIN 46--R) to clarify some of the provisions of FIN 46, and to exempt certain entities from its requirements. The adoption of these standards did not have a material impact on the Company’s consolidated financial position, consolidated results of operations or consolidated cash flows.

    On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) became law in the U.S. The Act introduces a prescription drug benefit under Medicare, as well as a federal subsidy to sponsors of retiree health care benefit plans that provide retiree benefits in certain circumstances. FASB Staff Position (FSP) 106--2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“FSP 106--2”), issued in May 2004, requires measures of the accumulated postretirement benefit obligation (“APBO”) and net periodic postretirement benefit cost (“NPPBC”) to reflect the effects of the Act. FSP 106--2. Katy is currently evaluating the Act to determine its impact, if any, on future reporting periods and does not currently anticipate any material accounting or disclosure requirements under its provision.

(3) Intangible Assets

Following is detailed information regarding Katy’s intangible assets (in thousands):

	September 30,	December 31,
	2004	2003
Tradenames	$9,154	$9,160
Customer lists	21,898	21,890
Patents	2,847	2,689
Subtotal	33,899	33,739
Accumulated amortization	(12,619)	(11,340

Intangible assets, net	$21,280	$22,399

    All of Katy’s intangible assets are definite long-lived intangibles. Katy recorded amortization expense on intangible assets of $0.4 million and $0.5 million for the three-month periods ending September 30, 2004 and 2003, respectively. Katy recorded amortization expense on intangible assets of $1.3 million and $1.6 million for the nine-month periods ending September 30, 2004 and 2003, respectively. Estimated aggregate future amortization expense related to intangible assets is as follows (in thousands):

2005	$432
2006	1,738
2007	1,708
2008	1,691
2009	1,679

(4) Discontinued Operations

    Two of Katy’s operations have been classified as discontinued operations as of and for the three and nine month periods ended September 30, 2003, in accordance with SFAS No. 144, Accounting for the Impairments or Disposal of Long Lived Assets (“SFAS No. 144”). There was no discontinued operations activity in the first nine months of 2004.

    Duckback Products, Inc. (“Duckback”) was sold on September 16, 2003, with Katy collecting net proceeds of $16.2 million. The proceeds were used to pay down a portion of the Company’s term loan and revolving credit line. A gain (net of tax) of $7.6 million was recognized in the third quarter of 2003 as a result of the Duckback sale.

    GC/Waldom Electronics, Inc. (“GC/Waldom”) was sold on April 2, 2003, with Katy collecting net proceeds of $7.4 million. The proceeds were used to pay down a portion of the Company’s term loan and revolving credit line. A loss (net of tax) of $0.2 million was recognized in the second quarter of 2003 as a result of the GC/Waldom sale.

    Duckback was historically presented as part of the Maintenance Products Group for segment reporting purposes, while GC/Waldom was historically presented as part of the Electrical Products Group. Management and the board of Katy determined that these businesses were not core to the Company’s long-range strategic goals.

    The historical operating results have been segregated as discontinued operations on the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2003. As of September 30, 2004 and December 31, 2003, there were no discontinued operations. Selected financial data for the discontinued operations is summarized as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Net sales	$-	$3,578	$-	$18,896
Pre-tax profit	$-	$736	$-	$3,201
Pre-tax gain on sale of discontinued operations	$-	$11,481	$-	$11,285

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

(5) SESCO Partnership

    On April 29, 2002, Savannah Energy Systems Company (“SESCO”), an indirect wholly owned subsidiary of Katy, entered into a partnership agreement with Montenay Power Corporation and its affiliates (“Montenay”) that turned over the operational control of SESCO's waste-to-energy facility to the partnership. The Company caused SESCO to enter into this agreement as a result of evaluations of SESCO's business. First, Katy concluded that SESCO was not a core component of the Company's long-term business strategy. Moreover, Katy did not feel it had the management expertise to deal with certain risks and uncertainties presented by the operation of SESCO's business, given that SESCO was the Company's only waste-to-energy facility. Katy had explored options for divesting SESCO for a number of years, and management felt that this transaction offered a reasonable strategy to exit this business.

    The partnership, under Montenay's leadership, assumed SESCO's position in various contracts relating to the facility's operation. Under the partnership agreement, SESCO contributed its assets and liabilities (except for its liability under the loan agreement with the Resource Recovery Development Authority (the “Authority”) of the City of Savannah and the related receivable under the service agreement with the Authority) to the partnership. While SESCO has a 99% interest as a limited partner, Montenay has the day to day responsibility for administration, operations, financing and other matters of the partnership, and accordingly, the partnership will not be consolidated. Katy agreed to pay Montenay $6.6 million over the span of seven years under a note payable as part of the partnership and related agreements. Certain amounts may be due to SESCO upon expiration of the service agreement in 2008; also, Montenay may purchase SESCO's interest in the partnership at that time. Katy has not recorded any amounts receivable or other assets relating to amounts that may be received at the time the service agreement expires, given their uncertainty.

    The Company made a payment of $1.0 million in June 2004 on the remaining portion of the $6.6 million note. The table below schedules the remaining payments as of September 30, 2004 which are reflected in accrued expenses and other liabilities in the Condensed Consolidated Balance Sheet (in thousands):

2005	$1,050
2006	1,100
2007	1,100
2008	550
$3,800

    In the first quarter of 2002, the Company recognized a charge of $6.0 million consisting of (1) the discounted value of the $6.6 million note, (2) the carrying value of certain assets contributed to the partnership, consisting primarily of machinery spare parts, and (3) costs to close the transaction. It should be noted that all of SESCO's long-lived assets were reduced to a zero value at March 31, 2002, so no additional impairment was required. On a going forward basis, Katy expects that income statement activity associated with its involvement in the partnership will not be material, and Katy's Condensed Consolidated Balance Sheet will carry the liability mentioned above.

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

Based on an opinion from outside legal counsel, SESCO has a legally enforceable right to offset amounts it owes to the Authority under the loan agreement against amounts that are owed from the Authority under the service agreement. At September 30, 2004, this amount was $30.4 million. Accordingly, the amounts owed to and due from SESCO have been netted for financial reporting purposes and are not shown on the Condensed Consolidated Balance Sheets.

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

    Following are scheduled principal repayments on the loan agreement (and the Industrial Revenue Bonds) as of September 30, 2004 (in thousands):

2004	$ 6,765
2005	8,370
2006	15,300
Total	$ 30,435

(6) Indebtedness

    On April 20, 2004, the Company completed a refinancing of its outstanding indebtedness (the “Refinancing”) and entered into a new agreement with Bank of America Business Capital (formerly Fleet Capital Corporation) (the “Bank of America Credit Agreement”). Like the previous credit agreement with Fleet Capital Corporation, the Bank of America Credit Agreement is a $110 million facility with a $20 million term loan (“Term Loan”) and a $90 million revolving credit facility (“Revolving Credit Facility”) with essentially the same terms as the previous credit agreement. The Bank of America Credit Agreement is an asset-based lending agreement and involves a syndicate of four banks, all of which participated in the syndicate from the previous credit agreement. Since the inception of the previous credit agreement, Katy had repaid $18.2 million of the previous Term Loan. The ability to repay that loan on a faster than anticipated timetable was primarily due to funds generated by the sale of GC/Waldom in April 2003, the sale of Duckback in September 2003 and various sales of excess real estate. The additional funds raised by the Term Loan were used to pay down revolving loans (after costs of the transaction), creating additional borrowing capacity. In addition, the Bank of America Credit Agreement contains credit sub-facilities in Canada and the United Kingdom which will allow the Company to borrow funds locally in these countries and provide a natural hedge against currency fluctuations.

    Under the Bank of America Credit Agreement, the Term Loan has a final maturity date of April 20, 2009 with quarterly payments of $0.7 million. The Term Loan is collateralized by the Company’s property, plant and equipment. The Revolving Credit Facility also has an expiration date of April 20, 2009 and its borrowing base is determined by eligible inventory and accounts receivable. Unused borrowing availability on the Revolving Credit Facility was $32.7 million at September 30, 2004.

    Below is a summary of the sources and uses associated with the funding of the Bank of America Credit Agreement (in thousands):

Sources:
Term Loan incremental borrowings	$18,152

Uses:
Repayment of Revolving Credit Facility borrowings	$16,713
Certain costs associated with the Bank of America Credit Agreement	1,439
$18,152

    All extensions of credit under the Bank of America Credit Agreement are collateralized by a first priority security interest in and lien upon the capital stock of each material domestic subsidiary (65% of the capital stock of each material foreign subsidiary), and all present and future assets and properties of Katy. Customary financial covenants and restrictions apply under the Bank of America Credit Agreement. Until September 30, 2004, interest accrued on Revolving Credit Facility borrowings at 175 basis points over applicable LIBOR rates, and at 200 basis points over LIBOR for borrowings under the Term Loan. Subsequent to September 30, 2004, in accordance with the Bank of America Credit Agreement, margins (i.e. the interest rate spread above LIBOR) will increase by 25 basis points based on certain leverage measurements. Additionally, margins on the Term Loan will drop an additional 25 basis points if the balance of the Term Loan is reduced below $10.0 million. Interest accrues at higher margins on prime rates for swing loans, the amounts of which were nominal at September 30, 2004.

Long-term debt consists of the following (in thousands):

	September 30,	December 31,
	2004	2003
	(Thousands of Dollars)

Term loan payable under the Bank of America Credit Agreement, interest
based on LIBOR and Prime Rates (3.375% - 4.250%), due through 2009	$18,571	$3,663
Revolving loans payable under the Bank of America Credit Agreement,
interest based on LIBOR and Prime Rates (3.125% - 6.600%)	48,507	36,000
Total debt	67,078	39,663
Less revolving loans, classified as current (see below)	(48,507)	(36,000)
Less current maturities	(2,857)	(2,857)
Long-term debt	$15,714	$806

        Aggregate remaining scheduled maturities of the Term Loan as of September 30, 2004 were as follows (in thousands):

2005	$2,857
2006	2,857
2007	2,857
2008	2,857
2009	7,143

    The Revolving Credit Facility under the Bank of America Credit Agreement requires lockbox agreements which provide for all receipts to be swept daily to reduce borrowings outstanding. These agreements, combined with the existence of a material adverse effect (“MAE”) clause in the Bank of America Credit Agreement, cause the Revolving Credit Facility to be classified as a current liability per guidance in Emerging Issues Task Force Issue No. 95--22, Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement. The Company does not expect to repay, or be required to repay, within one year, the balance of the Revolving Credit Facility classified as a current liability. The MAE clause, which is a typical requirement in commercial credit agreements, allows the lenders to require the loan to become due if they determine there has been a material adverse effect on the Company’s operations, business, properties, assets, liabilities, condition or prospects. The classification of the Revolving Credit Facility as a current liability was a result only of the combination of the lockbox agreements and the MAE clause. The Revolving Credit Facility does not expire or have a maturity date within one year, but rather has a final expiration date of April 20, 2009. Also, the Company was in compliance with the applicable financial covenants in the Bank of America Credit Agreement at September 30, 2004. The lender has not notified Katy of any indication of a MAE at September 30, 2004, and to management’s knowledge, the Company was not in violation of any provision of the Bank of America Credit Agreement at September 30, 2004.

    Letters of credit totaling $8.8 million were outstanding at September 30, 2004, which reduced the unused borrowing availability under the Revolving Credit Facility to $32.7 million.

    All of the debt under the Bank of America Credit Agreement is re-priced to current rates at frequent intervals. Therefore, its fair value approximates its carrying value at September 30, 2004.

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

(7) Retirement Benefit Plans

    Several subsidiaries have pension plans covering substantially all of their employees. These plans are noncontributory, defined benefit pension plans. The benefits to be paid under these plans are generally based on employees’ retirement age and years of service. The companies’ funding policies, subject to the minimum funding requirement of employee benefit and tax laws, are to contribute such amounts as determined on an actuarial basis to provide the plans with assets sufficient to meet the benefit obligations. Plan assets consist primarily of fixed income investments, corporate equities and government securities. The Company also provides certain health care and life insurance benefits for some of its retired employees. The post-retirement health plans are unfunded. Katy uses an annual measurement date of December 31 for the majority of its pension and other postretirement benefit plans for all years presented. Information regarding the Company’s net periodic benefit cost for pension and other postretirement benefit plans as of September 30, 2004 is as follows:

	Pension Benefits
	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
	(Thousands of dollars)

Components of net periodic benefit cost:
Service cost	$1	$2	$3	$28
Interest cost	33	36	97	109
Expected return on plan assets	(33)	(38)	(98)	(111)
Amortization of net transition asset	-	-	-	-
Amortization of prior service cost	-	-	-	-
Amortization of net gain	18	15	52	52
Curtailment/settlement recognition	-	-	-	34
Net periodic benefit cost	$19	$15	$54	$112

	Other Benefits
	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
	(Thousands of dollars)

Components of net periodic benefit cost:
Service cost	$7	$7	$21	$20
Interest cost	40	42	120	127
Expected return on plan assets	-	-	-	-
Amortization of net transition asset	-	-	-	-
Amortization of prior service cost	15	15	45	45
Amortization of net gain	-	-	-	-
Curtailment/settlement recognition	-	-	-	-
Net periodic benefit cost	$62	$64	$186	$192

There are no required contributions to the pension plans for 2004 and Katy did not make any contributions during the first and second quarters of 2004.

(8) Preferred Interest in Subsidiary

    Coincident with a previous refinancing of Katy’s debt obligations on February 3, 2003, the Company redeemed early, at a discount, the remaining preferred interest in its Continental Commercial Products, LLC (“CCP”) subsidiary, plus accrued distributions thereon, which had a stated value of $16.4 million. Katy utilized $10.0 million of the proceeds from a previous credit agreement for this purpose, with $9.8 million applied toward the preferred interest and the remainder applied toward accrued distributions through the date of the redemption. The difference between the amount paid on redemption and the stated value of preferred interest redeemed ($6.6 million pre-tax) was recognized as an increase to Additional paid-in capital on the Condensed Consolidated Balance Sheets, and is an addition to earnings available to common stockholders in the calculation of basic and diluted earnings per share during 2003.

(9) Income Taxes

    As of December 31, 2003, the Company had deferred tax assets, net of deferred tax liabilities, of $46.2 million.

Domestic net operating loss (NOL) carry forwards comprised $26.3 million of the deferred tax assets. Katy’s history of operating losses provides significant negative evidence with respect to the Company’s ability to generate future taxable income, a requirement in order to recognize deferred tax assets on the Condensed Consolidated Balance Sheets. For this reason, the Company was unable at September 30, 2004 and December 31, 2003 to conclude that NOLs and other deferred tax assets would be utilized in the future. As a result, valuation allowances were recorded as of such dates for the full amount of deferred tax assets, net of the amount of deferred tax liabilities.

    The provision for income taxes reflected on the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2004 and 2003 represents current tax expense associated with state and foreign taxes potentially offset for the reduction by certain tax reserves.

(10) Commitments and Contingencies

General Environmental Claims

As set forth more fully in the Company’s 2003 Annual Report on Form 10-K for the year ended December 31, 2003, the Company and certain of its current and former direct and indirect corporate predecessors, subsidiaries and divisions are involved in remedial activities at certain present and former locations and have been identified by the United States Environmental Protection Agency (the “EPA”), state environmental agencies and private parties as potentially responsible parties ("PRPs") at a number of hazardous waste disposal sites under the Comprehensive Environmental Response, Compensation and Liability Act (“Superfund”) or equivalent state laws and, as such, may be liable for the cost of cleanup and other remedial activities at these sites. Responsibility for cleanup and other remedial activities at a Superfund site is typically shared among PRPs based on an allocation formula. Under the federal Superfund statute, parties could be held jointly and severally liable, thus subjecting them to potential individual liability for the entire cost of cleanup at the site. Based on its estimate of allocation of liability among PRPs, the probability that other PRPs, many of whom are large, solvent, public companies, will fully pay the costs apportioned to them, currently available information concerning the scope of contamination, estimated remediation costs, estimated legal fees and other factors, the Company has recorded and accrued for environmental liabilities at amounts that it deems reasonable and believes that any liability with respect to these matters in excess of the accruals will not be material. The ultimate costs will depend on a number of factors and the amount currently accrued represents management’s best current estimate of the total costs to be incurred. The Company expects this amount to be substantially paid over the next one to four years.

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

In 1993, the EPA initiated a proceeding under Section 7003 of the Resource Conservation and Recovery Act (RCRA) against W.J. Smith and Katy. The proceeding sought certain actions at the site and at certain off-site areas, as well as development and implementation of additional cleanup activities to mitigate off-site releases. In December 1995, W.J. Smith, Katy and the EPA agreed to resolve the proceeding through an Administrative Order on Consent under Section 7003 of RCRA (the “Order”). W.J. Smith and Katy have completed the cleanup activities required by the Order.

Since 1990, the Company has spent several million dollars undertaking cleanup and compliance activities in connection with this matter. While ultimate liability with respect to this matter is not easy to determine, the Company has recorded and accrued amounts that it deems reasonable for prospective liabilities with respect to this matter and believes that any additional liability with respect to this matter in excess of the accrual will not be material.

In addition to the administrative claim specifically identified above, a purported class action lawsuit was filed by twenty individuals in federal court in the Marshall Division of the Eastern District of Texas, on behalf of “landowners and persons who reside and/or work in” an identified geographical area surrounding the W.J. Smith facility in Denison, Texas. The lawsuit purported to allege claims under state law for negligence, trespass, nuisance and assault and battery. It sought damages for personal injury and property damage, as well as punitive damages. The named defendants were Union Pacific Corporation, Union Pacific Railroad Company, Katy and W.J. Smith. On June 10, 2002, Katy and W.J. Smith filed a motion to dismiss the case for lack of federal jurisdiction, or in the alternative, to transfer the case to the Sherman Division. In response, plaintiffs filed a motion for leave to amend the complaint to add a federal claim under the Resource Conservation and Recovery Act. On July 30, 2002, the court dismissed plaintiffs’ lawsuit in its entirety.

On July 31, 2002, plaintiffs filed a new lawsuit against the same defendants, again in the Marshall Division of the Eastern District of Texas, alleging property damage class action claims under the federal Comprehensive Environmental Response Compensation & Liability Act (“CERCLA”), as well as state common law theories. While the plaintiffs’ counsel confirmed that the plaintiffs were no longer seeking class-wide relief for personal injury claims, certain plaintiffs continued to allege individual common law claims for personal injury. The Company deposed all of the proposed class representatives and on October 31, 2003, filed a motion for summary judgment on the grounds that the court lacks jurisdiction and that the plaintiffs’ claims are barred by the applicable statute of limitations. The plaintiffs filed a motion for class certification on the property damage claims on that date as well. By Memorandum Opinion and Order dated June 8, 2004, the Court granted the Company’s Motion for Summary Judgment on the federal jurisdictional claim and dismissed the case. The Company has not been notified of an appeal and the time for appealing the decision has passed.

Asbestos Claims

A.  The Company has recently been named as a defendant in three lawsuits filed in state court in Alabama by a total of approximately 16 individual plaintiffs. There are over 100 defendants named in each case. In all three cases, the Plaintiffs claim that they were exposed to asbestos in the course of their employment at a former U.S. Steel plant in Alabama and, as a result, contracted mesothelioma, asbestosis, lung cancer or other illness. They claim that they were exposed to asbestos in products in the plant which were manufactured by each Defendant. In two of the cases, Plaintiffs also assert wrongful death claims. The Company will vigorously defend the claims against it in these matters. The liability of the Company can not be determined at this time.

B.  Sterling Fluid Systems (USA) has tendered more than 1,000 cases pending in Michigan, New Jersey, Illinois, Nevada, Mississippi, Wyoming and California to the Company for defense and indemnification. Sterling bases its tender of the complaints on the provisions contained in a 1993 Purchase Agreement between the parties whereby Sterling purchased the LaBour Pump business and other assets from the Company. Sterling has not filed a lawsuit against Katy in connection with these matters.

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

With respect to approximately half of the tendered complaints, the Company has taken the position that Sterling has waived its right to indemnity by failing to timely request it as required under the 1993 Purchase Agreement. With respect to the balance of the tendered complaints, the Company has elected not to assume the defense of Sterling in these matters.

C.  LaBour Pump Company, a former subsidiary of the Company, has been named as a defendant in approximately 233 similar cases in New Jersey. These cases have also been tendered by Sterling. The Company has elected to defend these cases where neither the Company nor Sterling, or their affiliates, have been named as defendants. Many of these cases have been dismissed or settled for nominal sums.

Non-Environmental Litigation - Banco del Atlantico, S.A.

In December 1996, Banco del Atlantico (“plaintiff”), a bank located in Mexico, filed a lawsuit in Texas against Woods, a subsidiary of Katy, and against certain past and/or then present officers, directors and former owners of Woods (collectively, “defendants”). The plaintiff alleges that the defendants participated in violations of the Racketeer Influenced and Corrupt Organizations Act (“RICO”) involving, among other things, allegedly fraudulently obtained loans from Mexican banks (including the plaintiff) and “money laundering” of the proceeds of the illegal enterprise. The plaintiff alleges that it made loans to a Mexican corporation controlled by certain past officers and directors of Woods based upon fraudulent representations and guarantees. The plaintiff also alleges violations of the Indiana RICO and Crime Victims Act, common law fraud and conspiracy, fraudulent transfer claims, and seeks recovery upon certain alleged guarantees purportedly executed by Woods Wire Products, Inc., a predecessor company from which Woods purchased certain assets in 1993. The primary legal theories under which the plaintiff seeks to hold Woods liable for its alleged damages are respondeat superior, conspiracy, successor liability, or a combination of the three.

After several years of procedural disputes, this lawsuit has become more active recently. In 2003, by order of the Southern District of Texas court, the case was transferred to the Southern District of Indiana on the ground that Indiana has a closer relationship to this case than Texas. The case is currently pending in the Southern District of Indiana. In December 2003, the plaintiff filed an Amended Complaint. There have been various motions to dismiss filed by the defendants. These motions have been denied by the court or have become mooted by subsequent filings by the plaintiff.

In September 2004, the plaintiff and HSBC Mexico, S.A., an additional owner of the Amended Complaint’s claims against the defendants, filed a Second Amended Complaint, which includes new allegations and seeks additional relief from the defendants, including Woods Industries, Inc. The Second Amended Complaint also adds new defendants and claims, although the fundamental nature of the lawsuit, described above, remains the same.

The parties are currently scheduled to have a status conference with the Court in mid-November to address the schedule for defendants to file new motions to dismiss, or otherwise respond to, the Second Amended Complaint. At present, such motions or pleadings are also due in November. The status conference will likely also address the trial date for this case. At present, trial is scheduled for October 2005.

The plaintiffs’ Second Amended Complaint claims damages in excess of $24 million and is requesting that damages be trebled under Indiana and federal RICO, and/or the Indiana Crime Victims Act. The Second Amended Complaint also requests that the Court void certain transactions and asset sales as purported “fraudulent transfers,” including the 1993 Woods Wire Products, Inc.-Woods asset sale, and seeks other relief. Because defendants’ motions to dismiss have not yet been briefed and certain jurisdictional issues have not yet been fully adjudicated, it is not possible at this time for the Company to reasonably determine an outcome or accurately estimate the range of potential exposure. Katy may have recourse against the former owners of Woods and others for, among other things, violations of covenants, representations and warranties under the purchase agreement through which Katy acquired Woods, and under state, federal and common law. Woods may also have indemnity claims against the former officers and directors. In addition, there is a dispute with the former owners of Woods regarding the final disposition of amounts withheld from the purchase price, which may be subject to further adjustment as a result of the claims by the plaintiff. The extent or limit of any such adjustment cannot be predicted at this time.

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

Intellectual Property

Since 1998, Woods Industries (Canada), Inc. (“Woods Canada”) has used the NOMA® trademark in Canada under the terms of a license with Gentek Inc. (Gentek). In October 2002, Gentek filed a petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. In July 2003, as part of the bankruptcy proceedings, Gentek filed a motion to reject the trademark license agreement. On November 5, 2003, Gentek’s motion was granted by the U.S. Bankruptcy Court. As a result, this trademark license agreement is no longer in effect. Woods Canada has lost the right to brand certain of its product with the NOMA® trademark effective July 1, 2004. Approximately 50% of Woods Canada’s sales are of NOMA® - branded products. Woods Canada will seek to replace those sales with sales of other products and will continue to act as a supplier for the new licensee of the NOMA® trademark.

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

The following table sets forth information by segment:

			Three months ended September 30,		Nine months ended September 30,
			2004	2003	2004	2003
			(Thousands of dollars)		(Thousands of dollars)
Maintenance Products Group
Net external sales			$72,218	$72,403	$212,444	$213,509
Operating (loss) income			(61)	(5,982)	112	(6,286)
Operating (deficit) margin			(0.1%)	(8.3%)	0.1%	(2.9%)
Severance, restructuring and related charges			138	2,676	1,012	4,013
Impairments of long-lived assets			-	5,255	-	7,055
Depreciation and amortization			2,975	5,245	9,976	15,111
Capital expenditures			4,834	2,212	10,332	6,580

Electrical Products Group
Net external sales			$63,208	$53,498	$123,399	$104,305
Operating income			6,300	4,939	9,935	6,409
Operating margin			10.0%	9.2%	8.1%	6.1%
Severance, restructuring and related charges			29	1,179	944	1,404
Depreciation and amortization			364	331	948	893
Capital expenditures			300	155	504	432

Total
Net external sales	-	Operating segments	$135,426	$125,901	$335,843	$317,814
		Total	$135,426	$125,901	$335,843	$317,814

Operating income (loss)	-	Operating segments	$6,239	$(1,043)	$10,047	$123
	-	Unallocated corporate	(3,395)	(3,280)	(8,089)	(10,124)
		Total	$2,844	$(4,323)	$1,958	$(10,001)

Severance, restructuring and related charges
	-	Operating segments	$167	$3,855	$1,956	$5,417
	-	Unallocated corporate	-	16	-	395
		Total	$167	$3,871	$1,956	$5,812

Impairments of long-lived assets	-	Operating segments	$-	$5,255	$-	$7,055
		Total	$-	$5,255	$-	$7,055

Depreciation and amortization	-	Operating segments	$3,339	$5,576	$10,924	$16,004
	-	Unallocated corporate	54	(200)	178	527
		Total	$3,393	$5,376	$11,102	$16,531

Capital expenditures	-	Operating segments	$5,134	$2,367	$10,836	$7,012
	-	Unallocated corporate	-	-	2	14
	-	Discontinued operations	-	28	-	111
		Total	$5,134	$2,395	$10,838	$7,137

			September 30,	December 31,
			2004	2003
Total assets	-	Maintenance Products Group	$184,402	$176,214
	-	Electrical Products Group	71,651	51,353
	-	Other [a]	1,624	1,627
	-	Unallocated corporate	13,025	12,514
Total			$270,702	$241,708

[a] Amounts shown as “Other” represent items associated with the SESCO partnership and an equity investment in a shrimp harvesting and farming operation.

(12) Severance, Restructuring and Related Charges

    The Company has initiated several cost reduction and facility consolidation initiatives since its recapitalization in mid-2001, resulting in severance, restructuring and related charges over the past three years. A summary of severance, restructuring and related charges (by major initiative) for the three and nine months ended September 30, 2004 and 2003, respectively, is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Consolidation of abrasives facilities	$ 170	$ 106	$ 833	$ 477
Consolidation of administrative functions for CCP	55	110	227	134
Shutdown of Woods manufacturing	26	174	(101)	257
Shutdown of Woods Canada manufacturing	3	1,063	1,045	1,063
Closure of CCP Metals Facility	(2)	10	65	170
Senior management transition and headcount rationalization	-	334	(6)	828
Consolidation of St. Louis manufacturing/distribution facilities	(84)	2,132	(186)	2,794
Consultant - outsourcing	-	(58)	-	84
Other	(1)	-	79	5
Total severance, restructuring and related charges	$ 167	$ 3,871	$ 1,956	$ 5,812

    Consolidation of abrasives facilities - In 2002, the Company initiated a plan to consolidate the manufacturing facilities of its abrasives business in order to implement a more competitive cost structure. It is expected that the Lawrence, Massachusetts and Pineville, North Carolina facilities will be closed in 2005 and those operations consolidated into the newly expanded Wrens, Georgia facility. Costs were incurred in the nine months ended September 30, 2004 related to severance for expected terminations at the Lawrence facility ($0.4 million), the closure of the Pineville facility ($0.3 million) and expenses for the preparation of the Wrens facility ($0.1 million). Charges for the three and nine months ended September 30, 2003 also related to severance and preparation costs.

    Consolidation of administrative functions - Katy has incurred various costs in 2004 and 2003 for the integration of back office and administrative functions into St. Louis, Missouri from the various operating divisions within the Maintenance Products Group. For the periods ended September 30, 2004 and 2003, costs were incurred for system conversions and the consolidation of administrative personnel.

    Shutdown of Woods manufacturing - During 2002, a major restructuring occurred at the Woods business unit. After significant study and research into different sourcing alternatives, Katy decided that Woods would source all of its products from Asia. In December 2002, Woods shut down all U.S. manufacturing facilities, which were in suburban Indianapolis and in southern Indiana. During the nine months ended September 30, 2004, the Company recorded a credit of $0.2 million to reverse a non-cancelable lease accrual based on a change in usage of a leased facility that was previously impaired and recorded a charge of $0.1 million for the shutdown and relocation of a procurement office in Asia. During the nine months ended September 30, 2003, costs related primarily to severance for employees terminated from Woods’ manufacturing facilities.

    Shutdown of Woods Canada manufacturing - In December 2003, Woods Canada closed its manufacturing facility in Toronto, Ontario, after a decision was made to source all of its products from Asia. In the first quarter of 2004, Woods Canada incurred a charge of $1.0 million for a non-cancelable lease accrual associated with a sale/leaseback transaction and idle capacity as a result of the shutdown of manufacturing. Also in the first nine months of 2004, Woods Canada recorded less than $0.1 million for additional severance.

    Closure of CCP metals facility - In the second quarter of 2003, the Company developed a plan to close its metals facility in Santa Fe Springs, California and source metal products from Asia and the CCP facility in Winters, Texas. Costs during the nine months ended September 30, 2004 were primarily comprised of equipment removal and occupancy costs while costs during the nine months ended September 30, 2003 were for severance for terminated employees.

    Senior management transition and headcount rationalization - Since the recapitalization in 2001, the Company has performed an evaluation and rationalization of management talent. During the first nine months of 2003, severance costs were incurred for the elimination of certain employees in the corporate office ($0.4 million) and in the Maintenance Products Group ($0.1 million). The credits in the first nine months of 2004 relate principally to adjustments of previously recorded severance accruals.

    Consolidation of St. Louis manufacturing/distribution facilities - Starting in 2001, the Company developed a plan to consolidate the manufacturing and distribution of the four CCP facilities in the St. Louis area. In the first nine months of 2004, a credit of $0.6 million was recorded to reverse a non-cancelable lease accrual based on a change in usage of leased facility (Hazelwood, Missouri) that was previously impaired and was offset by costs of $0.4 million related primarily to the movement of equipment between facilities. During the first nine months of 2003, costs related primarily to the establishment of and adjustments to non-cancelable lease liabilities for abandoned facilities ($2.2 million), and the movement of inventory and equipment between facilities ($0.6 million).

    Consultant - outsourcing - In order to achieve a more competitive cost structure, the Company worked with consultants on sourcing and other manufacturing and production efficiency initiatives. During 2003, fees of $1.6 million were paid to a consultant for initiatives related primarily to sourcing products for the Woods and Woods Canada businesses and the Wilen (mop, broom and brush) business unit of CCP.

    Other - Costs in the nine-months ended September 30, 2004 relate primarily to the closure of CCP’s facility in Canada and the subsequent consolidation into the Woods Canada facility, while costs during the nine months ended September 30, 2003 were comprised of an adjustment to a non-cancelable lease for the former corporate headquarters in Englewood, Colorado.

The table below details activity in restructuring reserves since December 31, 2003 (in thousands).

		One-time	Contract
		Termination	Termination
	Total	Benefits [a]	Costs [b]	Other [c]
Restructuring and related liabilities at December 31, 2003	$8,476	$1,570	$6,851	$55
Additions to restructuring liabilities [d]	2,859	665	1,415	779
Adjustments to restructuring liabilities	(903)	(11)	(892)	-
Payments on restructuring liabilities	(4,263)	(1,193)	(2,236)	(834)
Restructuring and related liabilities at September 30, 2004	$6,169	$1,031	$5,138	$-

[a] Includes severance, benefits, and other employee-related costs associated with employee terminations.
[b] Includes charges related to non-cancelable lease liabilities for abandoned facilities, net of potential sub-lease revenue.
[c] Includes charges associated with moving inventory, machinery and equipment, consolidation of administrative and operational functions, and consultants working on sourcing and other manufacturing and production efficiency initiatives.
[d] Katy expects to substantially complete its restructuring program in early 2005. The remaining capital expenditures, and severance, restructuring and related costs for these initiatives are expected to be in the range of $1.0 million to $1.5 million.

    The table below details activity in restructuring and related reserves by operating segment since December 31, 2003 (in thousands).

		Maintenance	Electrical
		Products	Products
	Total	Group	Group	Corporate
Restructuring and related liabilities at December 31, 2003	$8,476	$6,569	$1,749	$158
Additions to restructuring liabilities	2,859	1,661	1,198	-
Adjustments to restructuring liabilities	(903)	(649)	(254)	-
Payments on restructuring liabilities	(4,263)	(2,857)	(1,248)	(158)
Restructuring and related liabilities at September 30, 2004	$6,169	$4,724	$1,445	$-

The table below summarizes the future obligations for severance, restructuring and other related charges by operating segment detailed above (in thousands):

		Maintenance	Electrical
		Products	Products
	Total	Group	Group	Corporate
2004	$1,927	$1,550	$377	$-
2005	1,657	1,284	373	-
2006	1,165	921	244	-
2007	695	485	210	-
2008	329	109	220	-
Thereafter	396	375	21	-
Total Payments	$6,169	$4,724	$1,445	$-

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three Months Ended September 30, 2004 versus Three Months Ended September 30, 2003

	Three Months
	Ended September 30,
	2004	2003

Net sales	100.0%	100.0%
Cost of goods sold	86.8%	83.9%
Gross profit	13.2%	16.1%
Selling, general and administrative expenses	(11.0%)	(12.3%)
Severance, restructuring and related charges	(0.1%)	(3.0%)
Impairments of long-lived assets	0.0%	(4.2%)
Operating income (loss)	2.1%	(3.4%)
Equity in loss of equity method investment (net of impairment
charge of $5.5 million in 2003)	0.0%	(4.4%)
Gain on sale of assets	(0.0%)	(0.2%)
Interest expense	(0.8%)	(0.9%)
Other, net	(0.0%)	(0.4%)

Income (loss) before (provision) benefit for income taxes	1.3%	(9.3%)

(Provision) benefit for income taxes	(0.7%)	2.5%

Income (loss) from continuing operations	0.6%	(6.8%)

Income from operations of discontinued businesses (net of tax)	0.0%	0.4%
Gain on sale of discontinued business	0.0%	6.1%

Net income (loss)	0.6%	(0.3%)
Payment in kind dividends on convertible preferred stock	(2.8%)	(2.7%)

Net loss attributable to common stockholders	(2.2%)	(3.0%)

Company Overview

Overall, our net sales in the third quarter of 2004 increased $9.5 million, or 8%, from the third quarter of 2003. Higher net sales resulted from higher pricing of 7% and favorable currency translation of 2%, partially offset by a volume decrease of 1%. Gross margins were 13.2% in the third quarter of 2004, a decrease of 2.9 percentage points from the third quarter of 2003. Margins were negatively impacted by accelerating raw material costs and incremental operating costs incurred due to the delayed consolidation of the abrasives facilities which were only partially offset by the favorable impact of restructuring, cost containment and lower depreciation from levels that were atypically high in 2003. Selling, general and administrative expenses (SG&A) as a percentage of sales declined from 12.3% in the third quarter of 2003 to 11.0% in the third quarter of 2004. This decrease is primarily attributable to higher selling prices. Operating income improved by $7.2 million to $2.8 million, mostly as a result of lower SG&A, lower impairments and lower severance, restructuring and related charges. Excluding these charges, we generated operating income of $3.0 million during the third quarter of 2004 versus $4.8 million in the third quarter of 2003. To provide additional transparency about measures of our performance, we supplement the reporting of our financial information under generally accepted accounting principles (GAAP) with non-GAAP information on operating income (loss) excluding severance, restructuring and related charges and impairments of long-lived assets. We believe the use of this measure is a better indicator of the underlying operating performance of our businesses and allows us to make meaningful comparisons of different operating periods.

We are subject to seasonality in our sales and corresponding balance sheet items (accounts receivable, inventory, accounts payable, and debt) beginning in the second quarter and continuing through the end of our fiscal year. This seasonality is associated principally with our Electrical Products Group.

Other, net for the three months ended September 30, 2003 included costs associated with the proposed sale of Woods and Woods Canada of $0.3 million, realized foreign exchange losses of $0.2 million and the net write-off of amounts related to previously divested businesses of $0.1 million.

The provision for income taxes for the three months ended September 30, 2004 reflects current expense for state and foreign income taxes. Our income tax benefit related to continuing operations was $3.2 million in the third quarter of 2003. In addition, $0.3 million and $3.8 million of income tax expense was attributable to income from discontinued businesses and the gain on the sale of discontinued businesses, respectively.

    Payment-in-kind dividends on convertible preferred stock will end in December 2004, or upon the conversion of the convertible preferred stock, whichever is sooner.

Discontinued Operations

Duckback Products, Inc. (“Duckback”) is reported as a discontinued operation for the three months ended September 30, 2003. Duckback generated income (net of tax) of $0.5 million for the three months ended September 30, 2003. We sold Duckback on September 16, 2003 and recognized a gain (net of tax) of $7.6 million in the third quarter of 2003 as a result of the sale. There was no discontinued operations activity for 2004.

The table below and the narrative that follows summarize the key factors in the year-to-year changes in operating results for our segments.

	Three months ended September 30,		Percentage
	2004	2003	Variance
	(Thousands of dollars)
Maintenance Products Group
Net external sales	$72,218	$72,403	(0.3%)
Operating loss	(61)	(5,982)	(99.0%)
Operating deficit	(0.1%)	(8.3%)	N/A
Severance, restructuring and related charges	138	2,676	(94.8%)
Impairments of long-lived assets	-	5,255	(100.0%)
Depreciation and amortization	2,975	5,245	(43.3%)
Capital expenditures	4,834	2,212	118.5%

Electrical Products Group
Net external sales	$63,208	$53,498	18.2%
Operating income	6,300	4,939	27.6%
Operating margin	10.0%	9.2%	N/A
Severance, restructuring and related charges	29	1,179	(97.5%)
Depreciation and amortization	364	331	10.0%
Capital expenditures	300	155	93.5%

Total Company [a]
Net external sales [b]	$135,426	$125,901	7.6%
Operating income (loss) [b]	2,844	(4,323)	(165.8%)
Operating margin (deficit) [b]	2.1%	(3.4%)	N/A
Severance, restructuring and related charges [b]	167	3,871	(95.7%)
Impairments of long-lived assets [b]	-	5,255	(100.0%)
Depreciation and amortization [b]	3,393	5,376	(36.9%)
Capital expenditures [c]	5,134	2,395	114.4%

	September 30,	December 31,	Percentage
	2004	2003	Variance
Total assets
Maintenance Products Group	$184,402	$176,214	4.6%
Electrical Products Group	71,651	51,353	39.5%
Corporate, discontinued operations and other	14,649	14,141	3.6%
	$270,702	$241,708	12.0%

[a] Included in “Total Company” are certain amounts in addition to those shown for the Maintenance Products and Electrical Products segments, including amounts associated with (1) unallocated corporate expenses, (2) our equity investment in a shrimp harvesting and farming operation, and (3) our waste-to-energy facility (SESCO). See Note 11 to the Condensed Consolidated Financial Statements for detailed reconciliations of segment information to the Condensed Consolidated Financial Statements.
[b] Excludes discontinued operations.
[c] Includes discontinued operations.

Maintenance Products Group

While net sales during the third quarter of 2004 in the Maintenance Products Group were essentially flat versus the third quarter of 2003, performance declined due to an overall decrease in margins primarily resulting from accelerating raw material costs and higher operating costs incurred due to continuing shipping and production inefficiencies caused by the delayed consolidation of the abrasives facilities which were only partially offset by the favorable impact of restructuring, cost containment and lower depreciation from levels that were atypically high in 2003 due to the revision of the estimated useful lives of certain manufacturing assets, specifically molds and tooling equipment used in the manufacture of plastic products, from seven to five years, effective January 1, 2003. This change in estimate was made following significant impairments to these types of assets recorded during 2002. Operating results were also favorably impacted by cost reduction initiatives including the consolidation of our facilities in the St. Louis area. We originally anticipated the consolidation of our abrasives facilities to occur in the first half of 2004. The consolidation has been delayed primarily as a result of (i) certain environmental permits not being received timely (ii) increased demand from certain of our abrasives customers and (iii) other operational issues. We are now evaluating the timing of this facility consolidation and expect it to occur during 2005.

Net sales

Net sales from the Maintenance Products Group decreased from $72.4 million during the three months ended September 30, 2003 to $72.2 million during the three months ended September 30, 2004 (a decrease of less than 1%). Overall, this decline was due to lower volumes of 3%, partially offset by the favorable impact of exchange rates of 2% and higher pricing of 1%. We experienced volume declines in our abrasives business unit in the U.S. due to shipping and production inefficiencies caused by the delayed consolidation of two abrasives facilities into the Wrens, Georgia facility which were partially offset by stronger sales of roofing products to the construction industry. Both the Jan/San and Consumer businesses in the U.K. benefited from favorable exchange rates in the current year, while the U.K. Consumer business has also seen improved volumes due primarily to additional retail store penetration with customers and new product introductions. In addition, the U.S. Jan/San and Container businesses implemented price increases during 2004 to offset the rising cost of resin.

Operating loss

The Maintenance Products Group’s operating deficit improved by $5.9 million from $6.0 million in the third quarter of 2003 to $0.1 million in 2004. The operating deficit for both periods was impacted by costs for severance, restructuring and related charges, while the 2003 period also included impairments of fixed assets. Excluding those charges, operating income decreased by $1.8 million from income of $1.9 million during the three months ended September 30, 2003 to income of $0.1 million for the same period in 2004. The decrease in operating income was attributable mostly to lower volumes and margins for our abrasives business resulting from shipping and production inefficiencies caused by the delayed consolidation of two abrasives facilities into the Wrens, Georgia facility. In addition, raw material costs were significantly higher in the third quarter of 2004 versus the third quarter of 2003 and were not fully recoverable through higher selling prices. Operating results were positively impacted by lower depreciation levels that were atypically high in 2003 related to the revision of the estimated useful lives of certain manufacturing assets and benefits realized from the implementation of cost reduction strategies.

During the three months ended September 30, 2004 and 2003, operating results for the Maintenance Products Group included severance, restructuring and related charges of $0.1 million and $2.7 million, respectively. Charges in the third quarter of 2004 related primarily to the restructuring of the abrasives business (principally severance) of $0.2 million, the movement of inventory and equipment in connection with the consolidation of St. Louis manufacturing and distribution facilities of $0.2 million, which were offset by a credit of $0.3 million to reverse a non-cancelable lease accrual based on a change in usage of a previously impaired leased facility in Hazelwood, Missouri. The costs in the third quarter of 2003 were related primarily to the establishment of and adjustments to non-cancelable lease liabilities for abandoned facilities ($1.9 million), costs associated with the consolidation efforts at the Contico division of CCP, including severance and moving inventory and equipment ($0.7 million), and charges associated with the restructuring of its abrasives business ($0.1 million). During the third quarter of 2003, the Maintenance Products Group also recorded impairments of long-lived assets of $5.3 million, and included $3.7 million of idle and obsolete equipment and leasehold improvements at Warson Road, Hazelwood and Bridgeton, $1.2 million related to the closure of abrasives facilities in Lawrence, Massachusetts and Pineville, North Carolina and the subsequent consolidation into the Wrens facility, and $0.3 million of obsolete molds and tooling at the Consumer operation in the United Kingdom.

Total assets for the group increased $8.2 million primarily as a result of increased inventory due to higher raw material prices, and to a lesser extent, higher accounts receivable.

Electrical Products Group

The Electrical Products Group continued its strong performance into the third quarter of 2004, driven primarily by higher volumes at Woods Industries, Inc. (“Woods”) versus the third quarter of 2003, and secondarily, by higher margins over the prior year resulting from Woods (Canada), Inc.’s (“Woods Canada”) decision to source substantially all of its products from Asia.

Net sales

The Electrical Products Group’s sales improved from $53.5 million in the third quarter of 2003 to $63.2 million in the third quarter of 2004, an increase of 18%. Higher pricing of 15%, increased volume of 2% and favorable currency translation of 1% contributed to the improvement in sales performance. Higher selling prices were implemented throughout the first nine months of 2004 to offset the rising cost of copper and other materials. Woods benefited from new store and same store volume growth for its two largest customers, both national mass market retailers. Demand for our products increased in the third quarter of 2004 due to the hurricanes that affected the Southeastern United States during that period. Sales at Woods Canada were also favorably impacted by a stronger Canadian dollar versus the U.S. dollar in the second quarter of 2004. Woods Canada experienced volume declines due to an excess inventory position in the third quarter of 2004 at one of its larger customers.

Operating income

    The Electrical Products Group’s operating income increased from $4.9 million for the three months ended September 30, 2003 to $6.3 million for the three months ended September 30, 2004, an increase of 28%. Operating income in the third quarter of 2003 and 2004 was impacted by severance, restructuring and related costs, which are discussed further below. Excluding these costs, operating income improved by only $0.2 million in the quarter, an increase of 3%. The strong volume increases at Woods as well as improved gross margins contributed to the higher profitability of the Electrical Products Group. Margins were positively impacted in the third quarter of 2004 by the closure of the Woods Canada manufacturing facility in December 2003 and the completion of a fully outsourced product strategy. Higher selling prices at Woods were mostly offset by an increase in materials (principally copper) used in the their products.

    Operating results in the third quarter of 2004 and 2003 included severance, restructuring and related charges of less than $0.1 million and $1.2 million, respectively. In the third quarter of 2004, the Electrical Products Group recorded a charge of $0.1 million for the shutdown and relocation of a procurement office in Asia offset by a credit of $0.1 million to reverse a non-cancelable lease accrual based on a change in usage of leased facility that was previously impaired at Woods. The 2003 costs relate primarily to severance for Woods Canada in connection with the announced shutdown of their manufacturing facility in the fourth quarter of 2003.

    Total assets for the Electrical Products Group increased $20.3 million primarily due to higher accounts receivable balances due to seasonally stronger sales at the end of the third quarter of 2004 versus the end of 2003, and higher inventory levels resulting from higher material costs (due to the increase in copper prices) and a planned seasonal build for expected strong early fourth quarter sales. These increases were offset by lower fixed assets (primarily due to the sale of the Woods Canada manufacturing facility).

Nine Months Ended September 30, 2004 versus Nine Months Ended September 30, 2003

	Nine Months
	Ended September 30,
	2004	2003

Net sales	100.0%	100.0%
Cost of goods sold	85.8%	84.8%
Gross profit	14.2%	15.2%
Selling, general and administrative expenses	(13.1%)	(14.3%)
Severance, restructuring and related charges	(0.5%)	(1.8%)
Impairments of long-lived assets	0.0%	(2.2%)
Operating income (loss)	0.6%	(3.1%)
Equity in loss of equity method investment (net of impairment
charge of $5.5 million in 2003)	0.0%	(1.8%)
Gain on sale of assets	0.2%	0.2%
Interest expense	(0.9%)	(1.6%)
Other, net	(0.1%)	(0.0%)

Loss before (provision) benefit for income taxes	(0.2%)	(6.3%)

(Provision) benefit for income taxes	(0.5%)	1.0%

Loss from continuing operations before distributions on preferred
interest of subsidiary	(0.7%)	(5.3%)

Distributions on preferred interest of subsidiary	0.0%	(0.0%)

Loss from continuing operations	(0.7%)	(5.3%)

Income from operations of discontinued businesses (net of tax)	0.0%	0.7%
Gain on sale of discontinued business	0.0%	2.3%

Net loss	(0.7%)	(2.3%)

Gain on early redemption of preferred interest of subsidiary	0.0%	2.1%
Payment in kind dividends on convertible preferred stock	(3.2%)	(3.0%)

Net loss attributable to common stockholders	(3.9%)	(3.2%)

Company Overview

Overall, our net sales in the first nine months of 2004 increased $18.0 million, or 6%, from the first nine months of 2003. Higher net sales resulted from a higher pricing of 3%, favorable currency translation of 2% and a volume increase of 1%. Gross margins were 14.2% in the nine months ended September 30, 2004 a decrease of 1.0 percentage points from the same period of 2003. Accelerating raw material costs and incremental operating costs incurred due to the delayed consolidation of the abrasives facilities were mostly offset by the favorable impact of restructuring, cost containment and lower depreciation from levels that were atypically high in 2003. SG&A as a percentage of sales declined from 14.3% in the first nine months of 2003 to 13.1% in the first nine months of 2004. This decrease can be primarily attributed to maintaining these costs despite the increase in net sales. Operating income improved by $12.0 million to $2.0 million, mostly as a result of improved sales, lower SG&A, lower impairments, and lower severance, restructuring and related charges. Excluding these charges, we generated operating profit of $3.9 million during the nine months ended September 30, 2004 versus $2.9 million of operating profit during the nine months ended September 30, 2003. To provide additional transparency about measures of our performance, we supplement the reporting of our financial information under generally accepted accounting principles (GAAP) with non-GAAP information on operating income (loss) excluding severance, restructuring and related charges and impairments of long-lived assets. We believe the use of this measure is a better indicator of the underlying operating performance of our businesses and allows us to make meaningful comparisons of different operating periods.

Interest expense decreased by $2.0 million in the first nine months of 2004 versus the same period of 2003, primarily due to the write-off of unamortized debt costs of $1.2 million in the first quarter of 2003 resulting from a February 2003 refinancing. Excluding the write-off, interest expense decreased by $0.8 million, due mainly to lower average borrowings during the first nine months of 2004, principally as a result of applying the proceeds from the sale of non-core businesses in 2003 to repay debt. Other, net for the nine months ended September 30, 2004 included the write-off of fees and expenses of $0.4 million associated with a financing which we chose not to pursue. Other, net for the nine months ended September 30, 2003 included costs associated with the proposed sale of certain subsidiaries of $0.3 million and the net write-off of net amounts related to previously divested businesses of $0.2 million.

The provision for income taxes for the nine months ended September 30, 2004 reflects current expense for state and foreign income taxes partially offset by the reduction of certain tax reserves. Our income tax benefit related to continuing operations was $3.1 million for the nine months ended September 30, 2003. In addition, $1.1 million and $3.8 million of income tax expense was attributable to income from discontinued businesses and the gain on the sale of discontinued businesses, respectively.

Discontinued Operations

Two business units are reported as discontinued operations for the nine months ended September 30, 2003: GC/Waldom Electronics, Inc. (“GC/Waldom”) and Duckback. GC/Waldom reported income (net of tax) of less than $0.1 million in the first half of 2003. We sold GC/Waldom on April 2, 2003 and recognized a loss (net of tax) of $0.2 million in the second quarter of 2003 as a result of the sale. Duckback generated income (net of tax) of $2.1 million in the first nine months of 2003. We sold Duckback on September 16, 2003 and recognized a gain (net of tax) of $7.6 million in the third quarter of 2003 as a result of the sale. There was no discontinued operations activity for the first nine months of 2004.

The table below and the narrative that follows summarize the key factors in the year-to-year changes in operating results for our segments.

	Nine months ended September 30,		Percentage
	2004	2003	Variance
	(Thousands of dollars)
Maintenance Products Group
Net external sales	$212,444	$213,509	(0.5%)
Operating income (loss)	112	(6,286)	(101.8%)
Operating margin (deficit)	0.1%	(2.9%)	N/A
Severance, restructuring and related charges	1,012	4,013	(74.8%)
Impairments of long-lived assets	-	7,055	(100.0%)
Depreciation and amortization	9,976	15,111	(34.0%)
Capital expenditures	10,332	6,580	57.0%

Electrical Products Group
Net external sales	$123,399	$104,305	18.3%
Operating income	9,935	6,409	55.0%
Operating margin	8.1%	6.1%	N/A
Severance, restructuring and related charges	944	1,404	(32.8%)
Depreciation and amortization	948	893	6.2%
Capital expenditures	504	432	16.7%

Total Company [a]
Net external sales [b]	$335,843	$317,814	5.7%
Operating income (loss) [b]	1,958	(10,001)	(119.6%)
Operating margin (deficit) [b]	0.6%	(3.1%)	N/A
Severance, restructuring and related charges [b]	1,956	5,812	(66.3%)
Impairments of long-lived assets [d]	-	7,055	(100.0%)
Depreciation and amortization [b]	11,102	16,531	(32.8%)
Capital expenditures [c]	10,838	7,137	51.9%

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
[b] Excludes discontinued operations.
[c] Includes discontinued operations.

Maintenance Products Group

    Overall, the Maintenance Products Group’s performance during the first nine months of 2004 was behind that of the same period in 2003. Operating results were unfavorably impacted by the lower volumes, higher raw material costs as well as lower margins for our abrasives business continuing from shipping and production inefficiencies caused by the delayed consolidation of two facilities into the Wrens, Georgia facility.

Net sales

    Net sales from the Maintenance Products Group decreased from $213.5 million during the nine months ended September 30, 2003 to $212.4 million during the nine months ended September 30, 2004, a decrease of less than 1%. Overall, this decline was primarily due to lower volumes of 3%, partially offset by the favorable impact of exchange rates of 2%. Sales volume for the Consumer business unit in the U.S., which sells primarily to mass market retail customers, was significantly lower due to the elimination of certain product lines with major outlet customers and to a lesser extent due to promotions in the first nine months of 2003 which did not recur in the first nine months of 2004. We also experienced volume declines in our abrasives business unit in the U.S. due to shipping and production inefficiencies caused by the delayed consolidation of two abrasives facilities into the Wrens, Georgia facility which were partially offset by stronger sales of roofing products to the construction industry. We experienced volume gains in many of our businesses that sell to commercial customers, particularly in our Canadian abrasives, the U.K. Jan/San and Consumer business units, and the Wilen (mop, broom and brush) and domestic Jan/San business units. Canadian abrasives sales benefited from an improving North American economy. Jan/San volumes in the U.K. increased primarily as a result of the acquisition of Spraychem Limited on April 1, 2003, while the U.K. Consumer business saw improvement due primarily to additional retail store penetration with customers and new product introductions. Sales of textile and domestic Jan/San products benefited from the ability of customers to order products from all Continental Commercial Products, LLC (“CCP”) divisions on one purchase order. The Consumer and Jan/San businesses in the U.K. also benefited from favorable exchange rates in 2004 versus 2003.

    Since the fourth quarter of 2003, we centralized our customer service and administrative functions for CCP divisions Jan/San, Glit/Microtron (abrasives), Wilen (mops, brooms and brushes) and Disco (filters and grillbricks) in one location, allowing customers to order products from any CCP division on one purchase order. We expect to add the customer service and administrative functions for the Loren business unit during 2005. We believe that operating these businesses as a cohesive unit will improve customer service in that our customers’ purchasing processes will be simplified, as will follow up on order status, billing, collection and other related functions. We believe that this may increase customer loyalty, help in attracting new customers and lead to increased top line sales in future years.

Operating income

    The Maintenance Products Group’s operating income improved by $6.4 million from an operating deficit of $6.3 million in the first nine months of 2003 to operating income of $0.1 million in the first nine months of 2004. Operating income for both periods was impacted by costs for severance, restructuring and related charges, while the 2003 period also included impairments of fixed assets. These items are discussed further below. Excluding the aforementioned charges, operating income decreased by $3.7 million from $4.8 million during the nine months ended September 30, 2003 to $1.1 million for the same period in 2004. The decrease was primarily attributable to a decline in the profitability of our abrasives business resulting from shipping and production inefficiencies caused by the delayed consolidation of two facilities into the Wrens, Georgia facility as well as higher raw material costs in the first nine months of 2004 versus 2003 that were only partially recoverable through higher selling prices. Operating results were positively impacted by lower depreciation levels that were atypically high in 2003 related to the revision of the estimated useful lives of certain manufacturing assets and benefits realized from the implementation of cost reduction strategies.

    Operating results for the Maintenance Products Group during the nine months ended September 30, 2004 and 2003 were negatively impacted by severance, restructuring and related charges of $1.0 million and $4.0 million, respectively. Charges in the first nine months of 2004 related to the restructuring of the abrasives business ($0.9 million); costs for the movement of inventory and equipment in connection with the consolidation of St. Louis manufacturing and distribution facilities ($0.4 million); costs incurred for the consolidation of administrative functions for CCP ($0.2 million); expenses for the closure of CCP’s facility in Canada and the subsequent consolidation into the Woods Canada facility ($0.1 million); and offset by income for adjustments to non-cancelable lease liabilities for abandoned facilities of $0.6 million. During the first nine months of 2003, costs related primarily to the establishment of and adjustments to non-cancelable lease liabilities for abandoned facilities ($2.4 million), costs associated with the consolidation efforts at the Contico division of CCP, including severance and moving inventory and equipment ($1.1 million) and charges associated with the restructuring of the abrasives business ($0.5 million). During the nine months ended September 30, 2003, the Maintenance Products Group also recorded impairments of long-lived assets of $7.1 million. These charges included $5.5 million related to idle and obsolete equipment and leasehold improvements at Warson Road, Hazelwood and Bridgeton, $1.2 million related to the closure of abrasives facilities in Lawrence, Massachusetts and Pineville, North Carolina and the subsequent consolidation into the Wrens facility, and $0.3 million of obsolete molds and tooling at Contico’s plastics operation in the United Kingdom.

Electrical Products Group

    The Electrical Products Group’s performance in the first nine months of 2004 was driven primarily by improved sales volume at Woods over the first nine months of 2003, and secondarily, by higher margins over the prior year resulting from Woods Canada’s decision to source substantially all of its products from Asia.

Net sales

    The Electrical Products Group’s sales improved from $104.3 million for the nine months ended September 30, 2003 to $123.4 million for the nine months ended September 30, 2004, an increase of 18%. Sales improved as a result of a higher pricing of 9%, an increase in volume of 8%, and favorable currency translation of 1%. Woods benefited from new store and same store growth for its two largest customers, both national mass market retailers and to a lesser extent, higher volumes of direct import merchandise, which are shipped directly from our suppliers to our customers. Woods Canada experienced volume declines principally due to an excess inventory position at one of its larger customers and the loss of certain lines of business at certain customers which were only partially offset by increased sales of direct import merchandise. Higher selling prices were implemented throughout the first three quarters of 2004 at Woods (and to a lesser extent at Woods Canada) to offset the rising cost of copper, and were offset slightly by pricing declines due to increasing levels of direct import sales (which generally provide lower gross margins) at Woods Canada. Sales at Woods Canada were favorably impacted by a stronger Canadian dollar versus the U.S. dollar in the first nine months of 2004.

Operating income

The Electrical Products Group’s operating income increased from $6.4 million for the nine months ended September 30, 2003 to $9.9 million for the nine months ended September 30, 2004, an increase of 55%. The strong volume increases at Woods as well as improved gross margins contributed to the higher profitability of the Electrical Products Group. Margins were positively impacted in the first nine months of 2004 by the closure of the Woods Canada manufacturing facility in December and the completion of a fully outsourced product strategy. Operating income in the first nine months of 2003 and 2004 was reduced by costs for severance, restructuring and related costs, which are discussed further below. Excluding these costs, operating income increased from $7.8 million for the nine months ended September 30, 2003 to $10.9 million for the same period in 2004, an increase of 39%.

Operating results in the first nine months of 2004 and 2003 were negatively impacted by severance, restructuring and related charges of $0.9 million and $1.4 million, respectively. In the first nine months of 2004, Woods Canada incurred a charge of $1.0 million for a non-cancelable lease accrual associated with a sale/leaseback transaction and idle capacity as a result of the shutdown of manufacturing, and $0.1 million for the shutdown and relocation of a procurement office in Asia, which were offset by a credit to reverse a non-cancelable lease accrual based on a change in usage of leased facility that was previously impaired at Woods ($0.2 million). The costs in 2003 are mostly related to severance for Woods Canada in connection with the announced shutdown of their manufacturing facility in the fourth quarter of 2003 and to a lesser degree, consulting fees for sourcing projects.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity was negatively impacted during the first nine months of 2004 as a result of lower operating cash flow. We used $18.7 million of operating cash compared to operating cash used during the first nine months of 2003 of $10.1 million. Debt obligations at September 30, 2004 increased $27.4 million from December 31, 2003. This increase in debt was primarily the result of working capital changes (higher inventory and receivables) and capital expenditures partially offset by the proceeds from the sale of assets. The growth in inventory is due to increased levels to support higher volumes and higher material prices. Accounts receivable were higher as a result of seasonally higher sales in the third quarter. Sales of our Electrical Products are typically much higher in the third quarter than other quarters during the year. On March 31, 2004, Woods Canada sold its manufacturing facility for net proceeds of $3.2 million and immediately entered into a sale/leaseback arrangement to allow that business unit to occupy this property as a distribution facility. On June 28, 2004, CCP sold its vacant metals facility in Santa Fe Springs, California for net proceeds of $1.9 million.

On April 20, 2004, we completed a refinancing of our outstanding indebtedness (the “Refinancing”) and entered into a new agreement with Bank of America Business

Capital (formerly Fleet Capital Corporation) (the “Bank of America Credit Agreement”). Like the previous credit agreement with Fleet Capital Corporation, the Bank of America Credit Agreement is a $110 million facility with a $20 million term loan (“Term Loan”) and a $90 million revolving credit facility (“Revolving Credit Facility”) with essentially the same terms as the previous credit agreement. The Bank of America Credit Agreement is an asset-based lending agreement and involves a syndicate of four banks, all of which participated in the syndicate from the previous credit agreement. Since the inception of the previous credit agreement, we had repaid $18.2 million of the previous Term Loan. The ability to repay that loan on a faster than anticipated timetable was primarily due to funds generated by the sale of GC/Waldom in April 2003, the sale of Duckback in September 2003 and various sales of excess real estate. The additional funds raised by the Term Loan were used to pay down revolving loans (after costs of the transaction), creating additional borrowing capacity. In addition, the Bank of America Credit Agreement contains credit sub-facilities in Canada and the United Kingdom which will allow us to borrow funds locally in these countries and provide a natural hedge against currency fluctuations.

Below is a summary of the sources and uses associated with the funding of the Bank of America Credit Agreement (in thousands):

Sources:
Term Loan incremental borrowings	$18,152

Uses:
Repayment of Revolving Credit Facility borrowings	$16,713
Certain costs associated with the Bank of America Credit Agreement	1,439
$18,152

    The Bank of America Credit Agreement allows us to more efficiently leverage our entire asset base, and to create more borrowing capacity under our new Revolving Credit Facility. The Revolving Credit Facility has an expiration date of April 20, 2009 and its borrowing base is determined by eligible inventory and accounts receivable. Unused borrowing availability on the Revolving Credit Facility was $32.7 million at September 30, 2004. The Term Loan also has a final maturity date of April 20, 2009 with quarterly payments of $0.7 million. A final payment of $6.4 million is scheduled to be paid in April 2009. The term loan is collateralized by our property, plant and equipment.

    Our borrowing base under the Bank of America Credit Agreement is reduced by the outstanding amount of standby and commercial letters of credit. Vendors, financial institutions and other parties with whom we conduct business may require letters of credit in the future that either (1) do not exist today or (2) would be at higher amounts than those that exist today. Currently, our largest letters of credit relate to our casualty insurance programs. At September 30, 2004, total outstanding letters of credit were $8.8 million.

    All extensions of credit under the Bank of America Credit Agreement are collateralized by a first priority security interest in and lien upon the capital stock of each material domestic subsidiary (65% of the capital stock of certain foreign subsidiaries), and all of our present and future assets and properties. Customary financial covenants and restrictions apply under the Bank of America Credit Agreement. Until September 30, 2004, interest accrued on the Revolving Credit Facility borrowings at 175 basis points over applicable LIBOR rate and at 200 basis points over LIBOR for borrowings under the Term Loan. Subsequent to September 30, 2004 in accordance with the Bank of America Credit Agreement, our margins (i.e. the interest rate spread above LIBOR) will increase by 25 basis points based upon certain leverage measurements. Also in accordance with the Bank of America Credit Agreement, margins on the term borrowings will drop an additional 25 basis points if the balance of the Term Loan is reduced below $10.0 million. Interest accrues at higher margins on prime rates for swing loans, the amounts of which were nominal at September 30, 2004.

    We have incurred additional debt issuance costs in 2004 associated with the Bank of America Credit Agreement. Additionally, at the time of the inception of the New Fleet Credit Agreement, we had approximately $4.0 million of unamortized debt issuance costs associated with the previous credit agreement. The remainder of the previously capitalized costs, along with the capitalized costs from the Bank of America Credit Agreement will be amortized over the life of the Bank of America Credit Agreement through April 2009. Also, during the first quarter of 2004, we incurred fees and expenses of $0.4 million associated with a financing which we chose not to pursue.

    The revolving credit facility under the Bank of America Credit Agreement requires lockbox agreements which provide for all receipts to be swept daily to reduce borrowings outstanding. These agreements, combined with the existence of a material adverse effect (“MAE”) clause in the Bank of America Credit Agreement, causes the revolving credit facility to be classified as a current liability (except as noted below), per guidance in the Emerging Issues Task Force Issue No. 95-22 , Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement. We do not expect to repay, or be required to repay, within one year, the balance of the revolving credit facility classified as a current liability. The MAE clause, which is a fairly typical requirement in commercial credit agreements, allows the lenders to require the loan to become due if they determine there has been a material adverse effect on our operations, business, properties, assets, liabilities, condition or prospects. The classification of the revolving credit facility as a current liability (except as noted above) is a result only of the combination of the lockbox agreements and the MAE clause. The Bank of America Credit Agreement does not expire or have a maturity date within one year, but rather has a final expiration date of April 20, 2009. Also, we were in compliance with the applicable financial covenants of the Bank of America Credit Agreement at September 30, 2004. The lender had not notified us of any indication of a MAE at September 30, 2004, and we were not in default of any provision of the Bank of America Credit Agreement at September 30, 2004.

The Bank of America Credit Agreement, and the additional borrowing ability under the Revolving Credit Facility obtained by incurring new term debt, results in three important benefits related to our long-term strategy: (1) additional borrowing capacity to invest in capital expenditures and/or acquisitions key to our strategic direction, (2) increased working capital flexibility to build inventory when necessary to accommodate lower cost outsourced finished goods inventory and (3) the ability to borrow locally in Canada and the United Kingdom and provide a natural hedge against currency fluctuations.

On May 10, 2004, we suspended our $5.0 million share repurchase program after announcing the resumption of the plan on April 20, 2004. We had previously suspended the program in November 2003. In 2004, 12,000 shares of common stock were repurchased on the open market for approximately $75,000 under this plan, while in 2003, 482,800 shares of common stock were repurchased on the open market for approximately $2.5 million.

Funding for capital expenditures and working capital needs is expected to be accomplished through the use of available borrowings under the Bank of America Credit Agreement. Anticipated capital expenditures are expected to be slightly higher in 2004 than in 2003, mainly due to the commencement of an equipment replacement program and additional investments planned for the development of new products. Restructuring and consolidation activities are important to reducing our cost structure to a competitive level. We believe that our operations and the Bank of America Credit Agreement provide sufficient liquidity for our operations going forward.

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

We are continually evaluating alternatives relating to divestitures of certain of our businesses. Divestitures present opportunities to de-leverage our financial position and free up cash for further investments in core activities. In addition to the sale of the GC/Waldom and Duckback businesses in 2003 for aggregate proceeds of $23.6 million, we sold additional assets in 2003 and the first nine months of 2004 for net proceeds of $2.4 million and $5.5 million, respectively. The largest of these was the March 31, 2004 sale of the Woods Canada manufacturing facility in Toronto, Ontario for net proceeds of $3.2 million, all of which was used to repay our outstanding debt obligations. Contemporaneously with the sale, Woods Canada entered into a five-year lease with the buyer to continue the distribution of their products from that facility. In addition, we sold our vacant metals facility in Santa Fe Springs, California on June 28, 2004 for net proceeds of $1.9 million.

OFF-BALANCE SHEET ARRANGEMENTS

Contractual Obligations and Commercial Obligations

Our obligations as of September 30, 2004 are summarized below
(In thousands of dollars)

Contractual Cash Obligations	Total	Due in less than 1 year	Due in 1-3 years	Due in 4-5 years	Due after 5 years
Revolving credit facility [a]	$48,507	$-	$-	$48,507	$-
Term loans	18,571	2,857	5,714	5,714	4,286
Operating leases [b]	24,765	8,247	10,899	4,713	906
Severance and restructuring [c]	3,351	1,728	1,042	534	47
SESCO payable to Montenay [d]	3,800	1,050	2,200	550	-
Total Contractual Obligations	$98,994	$13,882	$19,855	$60,018	$5,239

Other Commercial Commitments	Total	Due in less than 1 year	Due in 1-3 years	Due in 4-5 years	Due after 5 years
Commercial letters of credit	$1,083	$1,083	$-	$-	$-
Stand-by letters of credit	7,716	7,716	-	-	-
Guarantees [e]	30,435	6,765	23,670	-	-
Total Commercial Commitments	$39,234	$15,564	$23,670	$-	$-

[a] As discussed in the Liquidity and Capital Resources section above, a portion of the Bank of America Revolving Credit Facility is classified as a current liability on the Condensed Consolidated Balance Sheets as a result of the combination in the Bank of America Credit Agreement of (1) lockbox agreements on our depository bank accounts and (2) a subjective Material Adverse Effect (MAE) clause. The Revolving Credit Facility expires in April of 2009.

[b] Future non-cancelable lease rentals are included in the line entitled “Operating leases.” Operating leases also includes future non-cancelable lease obligations associated with restructuring activities. Our Condensed Consolidated Balance Sheet at September 30, 2004 includes $5.1 million in discounted liabilities associated with non-cancelable operating lease rentals, net of estimated sub-lease revenues, related to facilities that have been abandoned as a result of restructuring and consolidation activities.

[c] These obligations represent liabilities associated with restructuring activities, other than liabilities for non-cancelable lease obligations.

[d] Amount owed to Montenay as a result of the SESCO partnership. $1.1 million of this obligation is classified in the Condensed Consolidated Balance Sheets as an Accrued Expense in Current Liabilities, while the remainder is included in Other Liabilities, recorded on a discounted basis.

[e] Savannah Energy Systems Company (“SESCO”), our indirect wholly-owned subsidiary, is party to a partnership that operates a waste-to-energy facility and has certain contractual obligations, for which we provide guarantees. If the partnership is not able to perform its obligations under the contracts, under certain circumstances SESCO and we could be subject to damages equal to the amount of Industrial Revenue Bonds outstanding (which financed construction of the facility) of $30.4 million less amounts held by the partnership in debt service reserve funds. SESCO and we do not anticipate non-performance by parties to the contracts. See Note 5 to the Condensed Consolidated Financial Statements in Part I, Item 1.

SEVERANCE, RESTRUCTURING AND RELATED CHARGES

See Note 12 to the Condensed Consolidated Financial Statements in Part I, Item 1 for a discussion of severance, restructuring and related charges.

OUTLOOK FOR REMAINDER OF 2004

    We continue to anticipate only a modest improvement for the remainder of 2004 from the general economic conditions and business environment that existed in 2003 and the early part of 2004. However, we have seen recent improvement in the restaurant, travel and hotel markets to which we sell products. We have also seen a strong sales performance for the first nine months of 2004 from the Woods and Woods Canada retail electrical corded products business, and we expect to see strong year-over-year improvement in the fourth quarter of 2004. We have a significant concentration of customers in the mass-market retail, discount and do-it-yourself market channels. Our ability to maintain and increase our sales levels depends in part on our ability to retain and improve relationships with these customers.

    We expect that the continued shipping and production inefficiencies at our abrasives facilities will result in higher operating costs until the consolidation of two facilities into the Wrens, Georgia facility is completed. We currently believe this consolidation will occur in 2005. Early in the fourth quarter of 2004, we experienced a small fire at the Wrens facility. The fire damaged certain production equipment and affected the operations of certain of our production lines. However, we were able to continue to operate the remainder of our production lines at this facility and have since put back into service all but one of the production lines that were impacted by the fire. We are currently in the process of replacing the damaged equipment and we expect to return to full operations of the Wrens facility by the end of November 2004. We are currently unable to assess the full impact of this event on our cash flows and results of operations.

    We expect increases in raw material costs to impact gross margins. Further, the consolidation of our facilities has been delayed. We anticipate these developments to be partially off set by the benefits of various profit enhancing strategies implemented since our recapitalization in June 2001. These strategies include outsourcing previously manufactured products, as well as locating new vendors for products already sourced outside of our facilities. We have significantly reduced headcount, and continue to monitor whether we can further consolidate any of our facilities. Cost of goods sold is subject to variability in the prices for certain raw materials, most significantly thermoplastic resins used in the manufacture of plastic products for the Jan/San and consumer plastic businesses. Prices of plastic resins, such as polyethylene and polypropylene, increased steadily from the latter half of 2002 through the middle of 2003, then fell slightly in the second half of the year, and have increased again during 2004, with a notable acceleration in the third quarter. Management has observed that the prices of plastic resins are driven to an extent by prices for crude oil and natural gas, in addition to other factors specific to the supply and demand of the resins themselves. We expect resin prices to remain high during the fourth quarter of 2004. We are also exposed to price changes for copper (a primary material in many of the products sold by Woods and Woods Canada), aluminum and steel (primary materials in production of truck boxes), corrugated packaging material and other raw materials. Prices for aluminum and steel have increased throughout 2004, while prices for copper, which increased in late 2003 and early 2004, now appear to have stabilized in a historically high range. We have not employed an active hedging program related to our commodity price risk, but are employing other strategies for managing this risk, including contracting for a certain percentage of resin needs through supply agreements and opportunistic spot purchases. Price increases were passed along to our Woods’ customers during 2004 as a result of the rise in copper prices in late 2003 and early 2004 and we are implementing price increases on certain plastic products for the Jan/San, Container and Consumer business units. We face the continuing challenge of recovering or offsetting cost increases for raw materials, especially in our Consumer plastics business.

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

    Selling, general and administrative expenses have declined this year as a percentage of sales and should remain stable or drop as a percentage of sales from 2003 levels in the last quarter of 2004. Cost reduction efforts are ongoing throughout the Company. We expect to maintain modest headcount and rental costs for our corporate office. We have completed the process of transferring most back-office functions of our Wilen (mops, brooms and brushes), Glit/Microtron (abrasives) and Disco (filters and miscellaneous food service items) businesses from Georgia to Bridgeton, Missouri, the headquarters of CCP. We expect to consolidate administrative processes at our Loren business in 2005 and will continue to evaluate the possibility of further consolidation of administrative processes.

    We are nearing completion of several restructuring plans involving our operations. The significant charges recorded during 2002 and 2003 related to these facilities were mainly to accrue non-cancelable lease payments for these facilities. These accruals do not create incremental cash obligations in that we are obligated to make the associated payments whether we occupy the facilities or not. The amount we will ultimately pay out under these accruals is dependent on our ability to successfully sublet all or a portion of the abandoned facilities. We expect the Jan/San and consumer plastics business units to continue to benefit from lower overhead costs in the remainder of 2004 as a result of these consolidations. In 2002, we initiated a plan to consolidate the manufacturing facilities of our abrasives business in order to implement a more competitive cost structure. We expect that the Lawrence, Massachusetts and Pineville, North Carolina facilities will be closed in 2005. When closed, we intend to consolidate those operations into the newly expanded Wrens, Georgia facility. Costs have been incurred in 2003 and 2004 principally for the closure of facilities, expansion of the Wrens facility and severance for terminated employees.

Our integration cost reduction efforts, integration of back office functions and simplifications of our business transactions are all dependent on executing a system integration plan. This plan involves the migration of data across information technology platforms and implementation of new software and hardware. The domestic systems integration plan was substantially completed in October 2003, while we expect the international systems integration plan to be completed during the first half of 2005.

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

We originally expected interest rates in 2004 to be slightly higher than 2003.  During the first half of 2004, rates had been relatively comparable to last year, but have risen slightly since the end of the second quarter.  Ultimately, we cannot predict the future levels of interest rates. Until September 30, 2004, interest accrued on the Bank of America Credit Facility borrowings at 175 basis points over applicable LIBOR rates, and at 200 basis points over LIBOR for Term Loan borrowings. Subsequent to September 30, 2004, in accordance with the Bank of America Credit Agreement, our margins (i.e. the interest rate spread above LIBOR) will increase by 25 basis points based upon certain leverage measurements. Also margins on the term borrowings will drop an additional 25 basis points if the balance of the Term Loan is reduced below $10.0 million.

    Given our history of operating losses, along with guidance provided by the accounting literature covering accounting for income taxes, we are unable to conclude it is more likely than not that we will be able to generate future taxable income sufficient to realize the benefits of deferred tax assets carried on our books. Therefore, a full valuation allowance on the net deferred tax asset position was recorded at September 30, 2004 and December 31, 2003, and we do not expect to record the benefit of any deferred tax assets that may be generated in 2004. We will continue to record current expense associated with federal, foreign and state income taxes.

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995

    This report and the information incorporated by reference in this report contain various “forward-looking statements” as defined in Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act of 1934, as amended. The forward-looking statements are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. We have based these forward-looking statements on current expectations and projections about future events and trends affecting the financial condition of our business. These forward-looking statements are subject to risks and uncertainties that may lead to results that differ materially from those expressed in any forward-looking statement made by us or on our behalf, including, among other things:

-	Increases in the cost of, or in some cases continuation of, the current price levels of plastic resins, copper, paper board packaging, and other raw materials.

-	Our inability to reduce product costs, including manufacturing, sourcing, freight, and other product costs.

-	Greater reliance on third parties for our finished goods as we increase the portion of our manufacturing that is outsourced.

-	Our inability to reduce administrative costs through consolidation of functions and systems improvements.

-	Our inability to execute our systems integration plan.

-	Our inability to successfully integrate our operations as a result of the facility consolidations.

-	Our inability to sub-lease rented facilities which have been abandoned as a result of consolidation and restructuring initiatives.

-	Our inability to achieve product price increases, especially as they relate to potentially higher raw material costs.

-	The potential impact of losing lines of business at large retail outlets in the discount and do-it-yourself markets.

-	Competition from foreign competitors.

-	The potential impact of new distribution channels, such as e-commerce, negatively impacting us and our existing channels.

-	The potential impact of rising interest rates on our LIBOR-based Bank of America Credit Agreement.

-	Our inability to meet covenants associated with the Bank of America Credit Agreement.

-	The potential impact of rising costs for insurance for properties and various forms of liabilities.

-	The potential impact of changes in foreign currency exchange rates related to our foreign operations.

-	Labor issues, including union activities that require an increase in production costs or lead to a strike, thus impairing production and decreasing sales. We are also subject to labor relations issues at entities involved in our supply chain, including both suppliers and those involved in transportation and shipping.

-	Changes in significant laws and government regulations affecting environmental compliance and income taxes.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to market risk associated with changes in interest rates relates primarily to our debt obligations. We currently do not use derivative financial instruments relating to this exposure. Our interest obligations on outstanding debt at September 30, 2004 were indexed from short-term LIBOR. We do not believe our exposures to interest rate risks are material to our financial position or results of operations.

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

Pursuant to Rule 13a--15(b) under the Securities Exchange Act of 1934, Katy carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period of our report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to Katy (including its consolidated subsidiaries) required to be included in our periodic SEC filings.

(b)	Change in Internal Controls

There have been no changes in Katy’s internal control over financial reporting during the quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect Katy’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

During the quarter for which this report is filed, there have been no material developments in previously reported legal proceedings, and no other cases or legal proceedings, other than (a) ordinary routine litigation incidental to the Company’s business and other nonmaterial proceedings, brought against the Company and (b) updates to those matters specified in Note 10 to the Condensed Consolidated Financial Statements in Part I, Item 1.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 20, 2003, the Company announced a plan to spend up to $5.0 million to repurchase shares of its common stock. In 2004, 12,000 shares of common stock were repurchased on the open market for approximately $75 thousand under this plan, while in 2003, 482,800 shares of common stock were repurchased on the open market for approximately $2.6 million. The Company suspended further purchases under the plan on May 10, 2004.

Item 6. EXHIBITS

10.1	Amendment dated as of October 1, 2004 to the Employment Agreement dated as of June 28, 2001between C. Michael Jacobi and the Company (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed August 14, 2001).

10.2	Amendment dated as of October 1, 2004 to the Letter Agreement dated as of September 1, 2001 between Amir Rosenthal and the Company (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q dated November 14, 2001).

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KATY INDUSTRIES, INC.
Registrant
Date: November 10, 2004	By:	/s/ C. Michael Jacobi
C. Michael Jacobi
President and Chief Executive Officer

By:	/s/ Amir Rosenthal
Amir Rosenthal
Vice President, Chief Financial Officer, General Counsel and Secretary

