Form 10-K
period 2004-12-31
KATY INDUSTRIES INC
filed 2005-04-15
CIK 54681

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-K

            |X| Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the fiscal year ended: December 31, 2004

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

                               YES |_|   NO |X|

      The aggregate market value of the voting common stock held by non-affiliates of the registrant* (based upon its closing transaction price on the New York Stock Exchange Composite Tape on June 30, 2004), as of June 30, 2004 was $22,935,357. As of March 15, 2005, 7,945,377 shares of common stock,
$1.00 par value, were outstanding, the only class of the registrant's common stock.

* Calculated by excluding all shares held by executive officers and directors of the registrant without conceding that all such persons are "affiliates" of the registrant for purposes of federal securities laws.

                       DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for the 2005 annual meeting - Part III.

Exhibit index appears on page 86. Report consists of 96 pages.

                                     PART I

Item 1. BUSINESS

      Katy Industries, Inc. (Katy or the Company) was organized as a Delaware corporation in 1967 and has an even longer history of successful operations, with some of its predecessor companies having been established for as long as 75 years. We are organized into two operating groups, Maintenance Products and Electrical Products, and a corporate group. Each majority-owned company in the two groups operates within a broad framework of policies and corporate goals. Katy's corporate group is responsible for overall planning, financial management, acquisitions, dispositions, and other related administrative and corporate matters.

Recapitalization

      On June 28, 2001, we completed a recapitalization of the Company following an agreement dated June 2, 2001 with KKTY Holding Company, L.L.C. (KKTY), an affiliate of Kohlberg Investors IV, L.P. (Kohlberg) (the Recapitalization). Under the terms of the Recapitalization, KKTY purchased 700,000 shares of newly issued preferred stock, $100 par value per share (Convertible Preferred Stock), which is convertible into 11,666,666 common shares, for an aggregate purchase price of $70.0 million. More information regarding the Convertible Preferred Stock can be found in Note 12 to the Consolidated Financial Statements of Katy included in Part II, Item 8. The Recapitalization allowed us to retire obligations we had under the then-current revolving credit agreement.

      Since the Recapitalization, the Company's management has been focused on the following restructuring and cost reduction initiatives:

      o Consolidation of facilities: 35 manufacturing, distribution and office facilities closed or consolidated (including 2 to be closed during 2005); manufacture and distribution of each business unit centralized; Electrical Products manufacturing outsourced to Asia.

      o Divestitures of non-core operations: 4 non-core business units have been sold or otherwise exited and proceeds have been applied to reduce debt.

      o Selling general and administrative (SG&A) cost rationalization: restructured duplicative corporate and support functions; overhead reduced; implemented shared sales, administrative and support services model.

      o Organizational changes: across-the-board review of management talent and key hires made at both the corporate and operational levels.

      With these initiatives nearly complete, the Company's focus has shifted to sustaining revenue growth and managing raw material costs. Our future cost reductions, if any, will continue to come from process improvements (such as Lean Manufacturing and Six Sigma), value engineering products, improved sourcing/purchasing and lean administration.

Operations

      Selected operating data for each operating group can be found in Management's Discussion and Analysis of Financial Condition and Results of Operations included in Part II, Item 7. Information regarding foreign and domestic operations and export sales can be found in Note 17 to the Consolidated Financial Statements of Katy included in Part II, Item 8. Set forth below is information about our operating groups and investments and about our business in general.

      We have restructured many of our operations in order to maintain a low cost structure, which is essential for us to be competitive in the markets we serve. These restructuring efforts include consolidation of facilities, headcount reductions, and evaluation of sourcing strategies to determine the lowest cost method for obtaining finished product. Costs associated with these efforts include expenses for recording liabilities for non-cancelable leases at facilities that are abandoned, severance and other employee termination costs, costs to move inventory and equipment, consultant costs for sourcing strategy evaluation, and other exit costs that may be incurred not only with consolidation of facilities, but potentially the complete shut down of certain manufacturing and distribution operations. We have incurred significant costs in this respect, approximately $44 million since the beginning of 2001. As our post-Recapitalization restructuring plan winds down, we expect to incur additional costs of approximately $1.5 million to $2.5 million in 2005, mostly related to the consolidation of abrasives facilities. Additional details regarding severance, restructuring and related charges can be found in Note 19 to the Consolidated Financial Statements of Katy included in Part II, Item 8.

Maintenance Products Group

      The Maintenance Products Group's principal business is the manufacturing and distribution of commercial cleaning products as well as consumer home and automotive storage products. Commercial cleaning products are sold primarily to janitorial/sanitary and foodservice distributors who supply end users such as restaurants, hotels, healthcare facilities and schools. Consumer home and automotive storage products are primarily sold through major home improvement and mass market retail outlets. Total revenues and operating loss for the Maintenance Products Group during 2004 were $278.9 million and ($2.7) million, respectively. The group accounted for 61% of the Company's revenues in 2004. Total assets for the group were $154.6 million at December 31, 2004. The business units in this group are:

      Continental Commercial Products, LLC (CCP) is the successor entity to Contico International, L.L.C. (Contico) and includes as divisions all the former business units of Contico (JanSan Plastics, Consumer Plastics, Metal Truck Box and Container), as well as the following business units: Filters and Grillbricks, Domestic Abrasives and Textiles. CCP is headquartered in Bridgeton, Missouri near St. Louis, has additional operations in California, Georgia and Texas, and was created mainly for the purpose of simplifying our business transactions and improving our customer relationships by allowing customers to order products from any CCP division on one purchase order.

      The JanSan Plastics business unit is a plastics manufacturer and a distributor of products for the commercial janitorial/sanitary maintenance and food service markets. JanSan Plastics products include commercial waste receptacles, buckets, mop wringers, janitorial carts, and other products designed for commercial cleaning and food service. JanSan Plastics products are sold under the following brand names:
      Continental(R), Kleen Aire(TM), Huskee(TM), SuperKan(TM), KingKan(TM), Unibody(TM) and Tilt'N Wheel(TM).

      The Consumer Plastics business unit is a plastics manufacturer and distributor of home storage products, sold primarily through major home improvement and mass market retail outlets. Consumer Plastic products include plastic home storage units such as domestic storage containers, shelving and hard plastic gun cases and are sold under the following brand names: Contico(R) and Tuffbin(R).

      The Metal Truck Box business unit is a manufacturer and distributor of aluminum and steel automotive storage products, sold primarily through major home improvement outlets. Metal Truck Box products are sold under the following brand names: Husky(R), Tradesman(R) and Tuff Box(R). Husky(R) is a registered trademark of Stanley Works.

      The Container business unit is a plastics manufacturer and distributor of industrial storage drums, pails and bins for commercial and industrial use. Products are sold under the Contico(R) Container brand name.

      The Filters and Grillbricks business unit (operating under the Disco name) is a manufacturer and distributor of filtration, cleaning and specialty products sold to the restaurant/food service industry. Filters and Grillbricks products include fryer filters, oil stabilizing powder, grill cleaning implements and other food service items and are sold under the Disco name as well as Britesorb(TM), and the Brillo(R) line of cleaning products.

      The Abrasives business unit (operating under the Glit-Microtron and Loren names) is a manufacturer and distributor of non-woven abrasive products for commercial and industrial use and also supplies materials to various original equipment manufacturers (OEM). The Abrasives unit's products include floor maintenance pads, hand pads, scouring pads, specialty abrasives for cleaning and finishing and roof ventilation products. Products are sold primarily in the commercial sanitary maintenance, food service and construction markets. Glit-Microtron and Loren products are sold under the following brand names: Glit Kleenfast(R), Fiber
      Naturals(R), Big Boss II(R), Blue Ice(R), Brillo(R), BAB-O(R) and Old Dutch(R) brand names. Brillo(R), Old Dutch(R) and BAB-O(R) are registered trademarks used under license.

      This unit's primary manufacturing facilities are in Wrens, Georgia, Lawrence, Massachusetts and Pineville, North Carolina. The Lawrence and Pineville facilities are expected to close during 2005 and their operations consolidated into the Wrens facility.

      The Textiles business unit (operating under the Wilen name) is a manufacturer and distributor of professional cleaning products which includes mops, brooms, brushes, and plastic cleaning accessories. Textiles products are sold primarily through commercial sanitary maintenance and food service markets, with some products sold through consumer retail outlets. Products are sold under the following brand names:
      Wax-o-matic(TM), Wilen(TM) and Rototech(R).

The Maintenance Products Group also has operations in Canada and the United Kingdom.

      The CCP Canada business unit, headquartered in Etobicoke, Ontario, Canada, is a distributor of primarily plastic products for the commercial and sanitary maintenance markets in Canada.

      The Abrasives Canada business unit (operating under the name Gemtex) is headquartered in Etobicoke, Ontario, Canada, and is a manufacturer and distributor of resin fiber disks and other coated abrasives for the OEM's, automotive, industrial, and home improvement markets. The most prominent brand name under which the product is sold is TRIM-KUT(R).

      The  UK  JanSan  Plastics  business  unit  (operating  under  the  Contico
Manufacturing, Ltd. name) is a distributor of a wide range of cleaning equipment, storage solutions and washroom dispensers for the commercial and sanitary maintenance and food service markets in the United Kingdom (U.K.) and Ireland.

      The UK Consumer Plastics business unit (operating under the Contico Europe Limited name), is a manufacturer and distributor of plastic consumer storage and home products, sold primarily to major retail outlets in the U.K.

      Electrical Products Group

      The Electrical Products Group's principal business is the design and distribution of consumer electric corded products. Products are sold principally to national home improvement and mass merchant retailers, who in-turn sell to consumer end-users. Total revenues and operating income for the Electrical Products Group during 2004 were $178.7 million and $16.8 million, respectively. The group accounted for 39% of the Company's revenues in 2004. Total assets for the group were $57.7 million at December 31, 2004. Woods Industries, Inc. (Woods
US) and Woods Industries (Canada), Inc. (Woods Canada) are both subject to seasonal sales trends in connection with the holiday shopping season, with stronger sales and profits realized in the third and early fourth quarters. The business units in this group are:

      The Woods US business unit is headquartered in Carmel, Indiana, and distributes consumer electric corded products and electrical accessories. Examples of Woods US products are outdoor and indoor extension cords, work lights, surge protectors, and power strips. Woods US products are sold under the following brand names: Woods(R), Yellow Jacket(R), Tradesman(R), SurgeHawk(R) and AC/Delco(R). AC/Delco(R) is a registered trademark of The General Motors Corporation. These products are sold primarily through national home improvement and mass merchant retail outlets in the United States. Woods US' products are sourced primarily from Asia.

      The Woods Canada business unit is headquartered in Toronto, Ontario, Canada, and distributes consumer electric corded products and electrical accessories. In addition to the products listed above for Woods US, Woods Canada's primary product offerings include garden lighting and timers. Woods Canada products are sold under the following brand names: MoonRays(R), Intercept(TM), and Pro Power(TM). These products are sold primarily through major home improvement and mass merchant retail outlets in Canada. Woods Canada's products are sourced primarily from Asia.

      See  Licenses,   Patents  and  Trademarks  below  for  further  discussion
regarding the trademarks used by Katy companies.

Other Operations

      Katy's other operations include a 43% equity investment in a shrimp harvesting and farming operation, Sahlman Holding Company, Inc. (Sahlman), and a 100% interest in Savannah Energy Systems Company (SESCO), the limited partner in a waste-to-energy facility operator.

      Sahlman harvests shrimp off the coast of South and Central America and owns shrimp farming operations in Nicaragua. Sahlman has a number of competitors, some of which are larger and have greater financial resources. Katy's interest in Sahlman is an equity investment. During the third quarter of 2003, after a review of Sahlman's results for 2002 (and in the first half of 2003), and after study of the status of the shrimp industry and markets in the United States, Katy determined there had been a loss in the value of the investment that was other than temporary. As a result, Katy concluded that $1.6 million was a reasonable estimate of the value of its investment in Sahlman, and a charge of $5.5 million was recorded to reduce the carrying value of the investment. See Note 5 to the Consolidated Financial Statements of Katy included in Part II, Item 8.

      SESCO is the limited partner of the operator of a waste-to-energy facility in Savannah, Georgia. The general partner of the partnership is an affiliate of Montenay Power Corporation. See Note 7 to the Consolidated Financial Statements of Katy included in Part II, Item 8.

Discontinued Operations

      In 2002 and 2003, we identified and sold certain business units that we considered non-core to the future operations of the Company. Hamilton Precision Metals L.P. (Hamilton), a reroller of precision metal foils and strips located in Lancaster, Pennsylvania, was sold on October 31, 2002 for net proceeds of $13.9 million. A gain of $3.3 million (net of tax) was recognized in the fourth quarter of 2002 as a result of the Hamilton sale. Hamilton was formerly part of the Electrical Products Group. GC/Waldom Electronics, Inc. (GC/Waldom), a leading value-added distributor of high quality, brand name electrical and electronic parts, components and accessories headquartered in Rockville, Illinois, was sold on April 2, 2003 for net proceeds of $7.4 million. A loss (net of tax) of $0.2 million was recognized in the second quarter of 2003 as a result of the GC/Waldom sale. GC/Waldom was formerly part of the Electrical Products Group. Duckback Products, Inc. (Duckback), a manufacturer of high quality exterior transparent coatings and water repellents located in Chico, California, was sold on September 16, 2003 for net proceeds of $16.2 million. A gain (net of tax) of $7.6 million was recognized in the third quarter of 2003 as a result of the Duckback sale. Duckback was formerly part of the Maintenance Products Group.

Customers

      We have several large customers in the mass merchant/discount/home improvement retail markets. Two customers, Wal*Mart and Lowe's, accounted for 17% and 12%, respectively, of consolidated net sales. Sales to Wal*Mart are made by the Woods US, Consumer Plastics, Domestic Abrasives, Woods Canada, Textiles and JanSan Plastics business units. Sales to Lowe's are made by the Woods US and Consumer Plastics business units. A significant loss of business from either of these customers could have a material adverse impact on our results.

Backlog

Maintenance Products:

      Our aggregate backlog position for the Maintenance Products Group was $7.3 million and $7.8 million as of December 31, 2004 and 2003, respectively. The orders placed in 2004 are believed to be firm and based on historical experience, substantially all orders are expected to be shipped during 2005.

Electrical Products:

      Our aggregate backlog position for the Electrical Products Group was $13.9 million and $6.0 million as of December 31, 2004 and 2003, respectively. The orders placed in 2004 are believed to be firm and based on historical experience, substantially all orders are expected to be shipped during 2005.

Markets and Competition

Maintenance Products:

      We market a variety of commercial cleaning products and supplies to the commercial janitorial/sanitary maintenance and foodservice markets. Sales and marketing of these products is handled through a combination of direct sales personnel, manufacturers' sales representatives, and wholesale distributors.

      The commercial distribution channels for our commercial cleaning products are highly fragmented, resulting in a large number of small customers, mainly distributors of janitorial cleaning products. The markets for these commercial products are highly competitive. Competition is based primarily on price and the ability to provide superior customer service in the form of complete and on-time product delivery. Other competitive factors include brand recognition and product design, quality and performance. We compete for market share with a number of different competitors, depending upon the specific product. In large part, our competition is unique in each area of 1) plastics, 2) abrasives, 3) textiles and 4) foodservice. We believe that we have established long standing relationships with our major customers based on quality products and service, and a complete line of products. While each product line is marketed under a different brand name, they are sold as complementary products, with customers able to access all products through a single purchase order. We also continue to strive to be a low cost provider in this industry; however, our ability to remain a low cost provider in the industry is highly dependent on the price of our raw materials, primarily resin (see discussion below). Being a low cost producer is also dependent upon our ability to reduce and subsequently control our cost structure, which has benefited from our nearly completed restructuring efforts.

      We market branded plastic home storage units and plastic, aluminum and steel automotive storage, and to a lesser extent, abrasive products and mops and brooms, to mass merchant and discount club retailers in the U.S. Sales and marketing of these products is generally handled by direct sales personnel and external representative groups. The consumer distribution channels for these products, especially the in-home and automotive storage products, are highly concentrated, with several large mass merchant retailers representing a very significant portion of the customer base. We compete with a limited number of large companies that offer a broad array of products and many small companies with niche offerings. With few consumer storage products enjoying patent protection, the primary basis for competition is price. Therefore, efficient manufacturing and distribution capability is critical to success. Ultimately, our ability to remain competitive in these consumer markets is dependent upon our position as a low cost producer, and also upon our development of new and innovative products. We continue to pursue new markets for our products. Our ability to remain a low cost provider in the industry is highly dependent on the price of our raw materials, primarily resin (see discussion above). Being a low cost producer is also dependent upon our ability to reduce and subsequently control our cost structure, which has benefited from our nearly completed restructuring efforts. Our restructuring efforts have and will include consolidation of facilities and headcount reductions.

      We also market certain of our products to the construction trade, and resin fiber disks and other abrasive disks to the OEM trade.

Electrical Products:

      We market branded electrical products primarily in North America through a combination of direct sales personnel and manufacturers' sales representatives. Our primary customer base consists of major national retail chains that service the home improvement, mass merchant, hardware and electronic and office supply markets, and smaller regional concerns serving a similar customer base.

      Electrical products sold by the Company are generally used by consumers and include such items as outdoor and indoor extension cords, work lights, surge protectors, power strips, garden lighting and timers. We have entered into license agreements pursuant to which we market certain of our products using certain other companies' proprietary brand names. Overall demand for our products is highly correlated with the number of suburban homes and the consumer demand for appliances, computers, home entertainment equipment, and other electronic equipment.

      The markets for our electrical products are highly competitive. Competition is based primarily on price and the ability to provide a high level of customer service in the form of inventory management, high fill rates and short lead times. Other competitive factors include brand recognition, a broad product offering, product design, quality and performance. Foreign competitors, especially from Asia, provide an increasing level of competition. Our ability to remain competitive in these markets is dependent upon continued efforts to remain a low-cost provider of these products. In December 2002 and December 2003, Woods US and Woods Canada, respectively, closed their North American manufacturing facilities and are now sourcing products almost entirely from international suppliers.

Raw Materials

      Our operations have not experienced significant difficulties in obtaining raw materials, fuels, parts or supplies for their activities during the most recent fiscal year, but no prediction can be made as to possible future supply problems or production disruptions resulting from possible shortages. Our Electrical Products businesses are highly dependent upon products sourced from Asia, and therefore remain vulnerable to potential disruptions in that supply chain. We are also subject to uncertainties involving labor relations issues at entities involved in our supply chain, both at suppliers and in the transportation and shipping area. Our JanSan Plastics and Consumer Plastics business units (and some others to a lesser extent) use polyethylene, polypropylene and other thermoplastic resins as raw materials in a substantial portion of its plastic products. Prices of plastic resins, such as polyethylene and polypropylene have increased steadily from the latter half of 2002 through the early months of 2005 with a notable acceleration in the second half of 2004. Management has observed that the prices of plastic resins are driven to an extent by prices for crude oil and natural gas, in addition to other factors specific to the supply and demand of the resins themselves. We are equally exposed to price changes for copper at our Woods US and Woods Canada business units. Prices for copper increased in late 2003 and early 2004, stabilized in a historically high range in mid-2004 and increased again in late 2004 and early 2005. Prices for aluminum and steel (raw materials used in our Metal Truck Box business), corrugated packaging material and other raw materials have also accelerated over the past year. We have not employed an active hedging program related to our commodity price risk, but are employing other strategies for managing this risk, including contracting for a certain percentage of resin needs through supply agreements and opportunistic spot purchases. In 2004, we experienced $33 million of cost increases in the primary raw materials used in our products and inflation on other costs such as packaging materials, utilities and freight. We were able to reduce the impact of these increases to approximately $24 million through supply contracts, opportunistic buying, vendor negotiations and other measures. These cost increases have continued in the first quarter of 2005, and if sustained throughout 2005, would amount to an increase of over $50 million compared to 2003. In 2004, we passed on about $15 million of these increases through price increases and are announcing additional price increases in the first and second quarters this year. In a climate of rising raw material costs (and especially in 2004), we experience difficulty in raising prices to shift these higher costs to our customers for our plastic products. Our future earnings may be negatively impacted to the extent further increases in costs for raw materials cannot be recovered or offset through higher selling prices. We cannot predict the direction our raw material prices will take during 2005 and beyond.

Employees

      As of December 31, 2004, we employed 1,793 people, of which 428 were members of various unions. Our labor relations are generally satisfactory and there have been no strikes in recent years. Our operations can be impacted by labor relations issues involving other entities in our supply chain. We recently entered into a new union contract with employees at our St. Louis based business units.

Regulatory and Environmental Matters

      We do not anticipate that federal, state or local environmental laws or regulations will have a material adverse effect on our consolidated operations or financial position. We anticipate making additional expenditures for environmental matters during 2005, in accordance with terms agreed upon with the United States Environmental Protection Agency and various state environmental agencies. See Note 18 to the Consolidated Financial Statements in Part II, Item 8.

Licenses, Patents and Trademarks

      The success of our products historically has not depended largely on patent, trademark and license protection, but rather on the quality of our products, proprietary technology, contract performance, customer service and the technical competence and innovative ability of our personnel to develop and introduce salable products. However, we do rely to a certain extent on patent protection, trademarks and licensing arrangements in the marketing of certain products. Examples of key licensed and protected trademarks include Yellow Jacket(R), Woods(R), Tradesman(R), AC/Delco(R) (Woods US); Contico(R) (Consumer Plastics); Continental(R) (JanSan Plastics); Glit(R), Microtron(R), Brillo(R), and Kleenfast(R) (Abrasives) Wilen(TM) (Textiles); and Trim-Kut(R) (Abrasives Canada). Companies most reliant upon patented products and technology are CCP, Woods US, Woods Canada and Gemtex. Further, we are renewing our emphasis on new product development, which will increase our reliance on patent and trademark protection across all business units.

      Since 1998, Woods Canada used the NOMA(R) trademark in Canada under the terms of a license with Gentek Inc. (Gentek). In October 2002, Gentek filed a petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. In July 2003, as part of the bankruptcy proceedings, Gentek filed a motion to reject the trademark license agreement. On November 5, 2003, Gentek's motion was granted by the U.S. Bankruptcy Court. As a result, this trademark license agreement is no longer in effect. Woods Canada used the NOMA(R) trademark through mid-2004 and, subsequently lost the right to brand certain of its product with the NOMA(R) trademark. Approximately 50% of Woods Canada's sales were of NOMA(R) - branded products. Woods Canada is replacing those sales with sales of other products and continues to act as a supplier for the new licensee of the NOMA(R) trademark.

Available Information

      We file annual, quarterly, and current reports, proxy statements, and other documents with the Securities and Exchange Commission (the "SEC") under the Securities Exchange Act. The public may read and copy any materials that the Company files with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at (800) SEC-0330. Also, the SEC maintains an Internet Website that contains reports, proxy and information statements, and other information regarding issuers, including Katy, that file electronically with the SEC. The public can obtain documents that we file with the SEC at http://www.sec.gov.

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

      Item 2. PROPERTIES

      As of December 31, 2004, our total building floor area owned or leased was 3,274,000 square feet, of which 504,000 square feet were owned and 2,770,000 square feet were leased. The following table shows a summary by location of our principal facilities including the nature of the facility and the related business unit.

           Location                    Facility                                    Business Unit
           --------                    --------                                    -------------
UNITED STATES
California
      Norwalk*                Manufacturing, Distribution                 JanSan Plastics, Consumer Plastics,
                                                                          Container

      Santa Fe Springs* **    Distribution                                JanSan Plastics, Consumer Plastics,
                                                                          Abrasives, Textiles
                                                                          Filters & Grillbricks,

Connecticut
      Middlebury*             Corporate Headquarters                      Corporate

Georgia
      Atlanta*                Manufacturing, Distribution                 Textiles
      McDonough*              Manufacturing, Distribution                 Filters & Grillbricks
      Wrens                   Manufacturing, Distribution                 Abrasives

Indiana
      Carmel*                 Office                                      Woods US
      Indianapolis*           Distribution                                Woods US

Massachusetts
      Lawrence*  **           Manufacturing, Distribution                 Abrasives

Missouri
      Bridgeton*              Office, Manufacturing,                      JanSan Plastics, Consumer Plastics
                              Distribution

      Hazelwood*              Manufacturing                               JanSan Plastics, Consumer Plastics

North Carolina
      Pineville*  **          Manufacturing                               Abrasives

Texas
      Winters                 Manufacturing, Distribution                 Metal Truck Box

CANADA
Ontario
      Toronto*                Manufacturing, Distribution                 Abrasives Canada
      Toronto*                Distribution                                Woods Canada, CCP Canada

CHINA
      Shenzhen*               Office                                      Woods US

UNITED KINGDOM
Cornwall
      Redruth                 Manufacturing, Distribution                 UK Consumer Plastics,
                                                                          UK JanSan Plastics

Berkshire
      Slough*                                                             UK JanSan Plastics

*     Facility is leased.

** During 2005 we expect to consolidate all of our abrasives operations in Lawrence, Massachusetts and Pineville, North Carolina into our recently expanded Wrens, Georgia (Wrens) Abrasives facility. Also during 2005, we expect to close our distribution facility in Santa Fe Springs, California and relocate to a nearby facility in southern California.

We believe that our current facilities meet our needs in our existing markets for the foreseeable future.

Item 3. LEGAL PROCEEDINGS

      General Environmental Claims

      The Company and certain of its current and former direct and indirect corporate predecessors, subsidiaries and divisions are involved in remedial activities at certain present and former locations and have been identified by the United States Environmental Protection Agency, state environmental agencies and private parties as potentially responsible parties (PRPs) at a number of hazardous waste disposal sites under the Comprehensive Environmental Response, Compensation and Liability Act (Superfund) or equivalent state laws and, as such, may be liable for the cost of cleanup and other remedial activities at these sites. Responsibility for cleanup and other remedial activities at a Superfund site is typically shared among PRPs based on an allocation formula. Under the federal Superfund statute, parties could be held jointly and severally liable, thus subjecting them to potential individual liability for the entire cost of cleanup at the site. Based on its estimate of allocation of liability among PRPs, the probability that other PRPs, many of whom are large, solvent, public companies, will fully pay the costs apportioned to them, currently available information concerning the scope of contamination, estimated remediation costs, estimated legal fees and other factors, the Company has recorded and accrued for environmental liabilities in amounts that it deems reasonable. The ultimate costs will depend on a number of factors and the amount currently accrued represents management's best current estimate of the total costs to be incurred. The Company expects this amount to be substantially paid over the next one to four years.

      W.J. Smith Wood Preserving Company ("W.J. Smith")

      The most significant environmental matter in which the Company is currently involved relates to the W.J. Smith site. The W.J. Smith matter originated in the 1980s when the United States and the State of Texas, through the Texas Water Commission, initiated environmental enforcement actions against W.J. Smith alleging that certain conditions on the W.J. Smith property in Denison, Texas (the "Property") violated environmental laws. In order to resolve the enforcement actions, W.J. Smith engaged in a series of cleanup activities on the Property and implemented a groundwater monitoring program.

      In 1993, the United States Environmental Protection Agency (EPA) initiated a proceeding under Section 7003 of the Resource Conservation and Recovery Act
(RCRA) against W.J. Smith and Katy. The proceeding sought certain actions at the site and at certain off-site areas, as well as development and implementation of additional cleanup activities to mitigate off-site releases. In December 1995, W.J. Smith, Katy and the EPA agreed to resolve the proceeding through an Administrative Order on Consent under Section 7003 of RCRA. W. J. Smith and Katy have completed the cleanup activities required by the Order.

      In addition to the administrative claim specifically identified above, a purported class action lawsuit was filed by twenty individuals in federal court in the Marshall Division of the Eastern District of Texas, on behalf of "landowners and persons who reside and/or work in" an identified geographical area surrounding the Property. The lawsuit purported to allege claims under state law for negligence, trespass, nuisance and assault and battery. It sought damages for personal injury and property damage, as well as punitive damages. The named defendants were Union Pacific Corporation, Union Pacific Railroad Company, Katy Industries and W.J. Smith. On June 10, 2002, Katy and W.J. Smith filed a motion to dismiss the case for lack of federal jurisdiction, or in the alternative, to transfer the case to the Sherman Division. In response, plaintiffs filed a motion for leave to amend the complaint to add a federal claim under the Resource Conservation and Recovery Act. On July 30, 2002, the court dismissed plaintiffs' lawsuit in its entirety.

      On July 31, 2002, plaintiffs filed a new lawsuit against the same defendants, again in the Marshall Division of the Eastern District of Texas, alleging property damage class action claims under the federal Comprehensive Environmental Response Compensation & Liability Act (CERCLA), as well as state common law theories. The Company deposed all of the proposed class representatives and on October 31, 2003, filed a motion for summary judgment on the grounds that the court lacks jurisdiction and that Plaintiffs' claims are barred by the applicable statute of limitations. Plaintiffs filed a motion for class certification on the property damage claims on that date as well. By Memorandum Opinion and Order dated June 8, 2004, the Court granted the Company's Motion for Summary Judgment on the federal jurisdictional claim and dismissed the case. The Company has not been notified of an appeal and the time for appealing the decision has passed.

      Since 1990, the Company has spent in excess of $7.0 million undertaking cleanup and compliance activities in connection with the WJ Smith matter. While ultimate liability with respect to this matter is not easy to determine, the
Company has recorded and accrued amounts that it deems reasonable for prospective liabilities with respect to this matter.

      Asbestos Claims

A. The Company has recently been named as a defendant in four lawsuits filed in state court in Alabama by a total of approximately 24 individual plaintiffs. There are over 100 defendants named in each case. In all four cases, the plaintiffs claim that they were exposed to asbestos in the course of their employment at a former U.S. Steel plant in Alabama and, as a result, contracted mesothelioma, asbestosis, lung cancer or other illness. They claim that they were exposed to asbestos in products in the plant which were manufactured by each defendant. In three of the cases, plaintiffs also assert wrongful death claims. The Company will vigorously defend the claims against it in these matters.

B. Sterling Fluid Systems (USA) has tendered over 1,500 cases pending in Michigan, New Jersey, Illinois, Nevada, Mississippi, Wyoming, Louisiana, Massachusetts and California to the Company for defense and indemnification. Sterling bases its tender of the complaints on the provisions contained in a 1993 Purchase Agreement between the parties whereby Sterling purchased the LaBour Pump business and other assets from the Company. Sterling has not filed a lawsuit against Katy in connection with these matters.

      The tendered complaints all purport to state claims against Sterling and its subsidiaries. The Company and its current subsidiaries are not named as defendants. The plaintiffs in the cases also allege that they were exposed to asbestos and products containing asbestos in the course of their employment. Each complaint names as defendants many manufacturers of products containing asbestos, apparently because plaintiffs came into contact with a variety of different products in the course of their employment. Plaintiffs' claim that LaBour Pump and/or Sterling may have manufactured some of those products.

      With respect to many of the tendered complaints, the Company has taken the position that Sterling has waived its right to indemnity by failing to timely request it as required under the 1993 Purchase Agreement. With respect to the balance of the tendered complaints, the Company has elected not to assume the defense of Sterling in these matters.

C. LaBour Pump Company, a former subsidiary of the Company, has been named as a defendant in over 280 similar cases in New Jersey. These cases have also been tendered by Sterling. The Company has elected to defend these cases, many of which have been dismissed or settled for nominal sums.

      While the ultimate liability of the Company related to the asbestos matters above cannot be determined at this time, the Company has recorded and accrued amounts that it deems reasonable for prospective liabilities with respect to this matter.

      Non-Environmental Litigation - Banco del Atlantico, S.A.

      In December 1996, Banco del Atlantico ("plaintiff"), a bank located in Mexico, filed a lawsuit in Texas against Woods US, a subsidiary of Katy, and against certain past and/or then present officers, directors and former owners of Woods US (collectively, "defendants"). The plaintiff alleges that the defendants participated in violations of the Racketeer Influenced and Corrupt Organizations Act ("RICO") involving, among other things, allegedly fraudulently obtained loans from Mexican banks (including the plaintiff) and "money laundering" of the proceeds of the illegal enterprise. The plaintiff alleges that it made loans to a Mexican corporation controlled by certain past officers and directors of Woods US based upon fraudulent representations and guarantees. The plaintiff also alleges violations of the Indiana RICO and Crime Victims Act, common law fraud and conspiracy, fraudulent transfer claims, and seeks recovery upon certain alleged guarantees purportedly executed by Woods Wire Products, Inc., a predecessor company from which Woods US purchased certain assets in 1993 (prior to Woods US's ownership by Katy, which began in December 1996). The primary legal theories under which the plaintiff seeks to hold Woods liable for its alleged damages are respondeat superior, conspiracy, successor liability, or a combination of the three.

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

      In September 2004, the plaintiff and HSBC Mexico, S.A. (collectively, "plaintiffs"), an additional owner of the Amended Complaint's claims against the defendants, filed a Second Amended Complaint, which includes new allegations and seeks additional relief from the defendants. The Second Amended Complaint also adds new defendants (none of which is affiliated with the Company) and claims, although the fundamental nature of the lawsuit, described above, remains the same.

      The Defendants filed motions to dismiss the Second Amended Complaint on November 8, 2004. These motions sought dismissal of plaintiffs' Second Amended Complaint on grounds of, among other things, forum non conveniens and failure to state a claim. The plaintiffs have responded to defendants' motions and the defendants have replied. A new Case Management Plan has also been entered in the case, which ties further case deadlines, including the date for close of discovery and trial of this action, to the Court's "last ruling" on the pending motions to dismiss. Discovery is continuing.

      The plaintiffs' Second Amended Complaint claims damages in excess of $24 million and requests that damages be trebled under Indiana and federal RICO, and/or the Indiana Crime Victims Act. The Second Amended Complaint also requests that the Court void certain transactions and asset sales as purported "fraudulent transfers," including the 1993 Woods Wire Products, Inc. - Woods US asset sale, and seeks other relief. Because various jurisdictional and substantive issues have not yet been fully adjudicated, it is not possible at this time for the Company to reasonably determine an outcome or accurately estimate the range of potential exposure. Katy may also have recourse against the former owners of Woods US and others for, among other things, violations of covenants, representations and warranties under the purchase agreement through which Katy acquired Woods US, and under state, federal and common law. Woods US may also have indemnity claims against the former officers and directors. In addition, there is a dispute with the former owners of Woods US regarding the final disposition of amounts withheld from the purchase price, which may be subject to further adjustment as a result of the claims by the plaintiff. The extent or limit of any such adjustment cannot be predicted at this time. While the ultimate liability of the Company related to this matter cannot be determined at this time, the Company has recorded and accrued amounts that it deems reasonable for prospective liabilities with respect to this matter.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      There were no matters submitted to a vote of the security holders during the fourth quarter of 2004.

                                     PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER MARKET PURCHASES OF EQUITY SECURITIES

      Our common stock is traded on the New York Stock Exchange (NYSE). The following table sets forth high and low sales prices for the common stock in composite transactions as reported on the NYSE composite tape for the prior two years.

            Period                              High          Low
            ------                              ----          ---

            2004
                     First Quarter             $6.50         $5.70
                     Second Quarter             6.47          4.71
                     Third Quarter              5.40          4.94
                     Fourth Quarter             5.45          4.36

            2003
                     First Quarter             $3.61         $2.54
                     Second Quarter             4.89          2.40
                     Third Quarter              5.20          4.80
                     Fourth Quarter             6.75          5.20

      As of March 15, 2005, there were 636 holders of record of our common stock, in addition to approximately 1,800 holders in street name, and there were 7,945,377 shares of common stock outstanding.

Dividend Policy

      Dividends are paid at the discretion of the Board of Directors. Since the Board of Directors suspended quarterly dividends on March 30, 2001 in order to preserve cash for operations, the Company has not declared or paid any cash dividends on its common stock. In addition, the Company's Amended and Restated Loan Agreement (the "Bank of America Credit Agreement") prohibits the Company from paying dividends on its securities, other than dividends paid solely in securities. The Company currently intends to retain its future earnings, if any, to fund the development and growth of its business and, therefore, does not anticipate paying any dividends, either in cash or securities, in the foreseeable future. Any future decision concerning the payment of dividends on the Company's common stock will be subject to its obligations under the Bank of America Credit Agreement and will depend upon the results of operations, financial condition and capital expenditure plans of the Company, as well as such other factors as the Board of Directors, in its sole discretion, may consider relevant. For a discussion of our Bank of America Credit Agreement, see "Management's Discussion and Analysis of Financial Condition and Results of Operations".

Equity Compensation Plan Information

      Information   regarding  securities  authorized  for  issuance  under  the
Company's equity compensation plans as of December 31, 2004 is set forth in Item 12, "Security Ownership of Certain Beneficial Owners and Management."

Share Repurchase Plan

      On April 20, 2003, the Company announced a plan to repurchase up to $5.0 million shares of its common stock. In 2004, 12,000 shares of common stock were repurchased on the open market for approximately $0.1 million, while in 2003, 482,800 shares of common stock were repurchased on the open market for approximately $2.5 million. We suspended further repurchases under the plan again on May 10, 2004 and there currently are no plans to resume the share repurchase program.

      Item 6. SELECTED FINANCIAL DATA

                                                                                          Years Ended December 31,
                                                                   ----------------------------------------------------------------
                                                                        2004        2003          2002         2001         2000
                                                                        ----        ----          ----         ----         ----
                                                                      (Amounts in Thousands, except per share data and percentages)
Net sales                                                          $   457,642   $  436,410    $  445,755   $  447,108   $  508,850
                                                                   ===========   ==========    ==========   ==========   ==========

Loss from continuing operations [a]                                $   (36,121)  $  (18,887)   $  (53,083)  $  (65,464)  $   (9,111)
  Discontinued operations [b]                                               --        9,523        (1,152)       2,202        3,653
  Cumulative effect of a change in accounting principle [b] [c]             --           --        (2,514)          --           --
                                                                   -----------   ----------    ----------   ----------   ----------
          Net loss                                                 $   (36,121)  $   (9,364)   $  (56,749)  $  (63,262)  $   (5,458)
                                                                   ===========   ==========    ==========   ==========   ==========

(Loss) earnings per share - Basic and diluted:
  Loss from continuing operations                                  $     (6.45)  $    (3.06)   $    (7.67)  $    (7.54)  $    (1.08)
  Discontinued operations                                                   --         1.16         (0.14)        0.26         0.43
  Cumulative effect of a change in accounting principle                     --           --         (0.30)          --           --
                                                                   -----------   ----------    ----------   ----------   ----------
          Loss per common share                                    $     (6.45)  $    (1.90)   $    (8.11)  $    (7.28)  $    (0.65)
                                                                   ===========   ==========    ==========   ==========   ==========

Total assets                                                       $   224,464   $  241,708    $  275,977   $  347,955   $  446,723
Total liabilities                                                      155,879      139,416       157,405      173,691      263,490
Preferred interest in subsidiary                                            --           --        16,400       16,400       32,900
Stockholders' equity                                                    68,585      102,292       102,172      157,864      150,333
Long-term debt, including current maturities                            58,737       39,663        45,451       84,093      133,838
Impairments of long-lived assets                                        30,831       11,880        21,204       47,469           --
Severance, restructuring and related charges                             3,505        8,132        19,155       13,380        2,651
Depreciation and amortization [d]                                       14,266       21,954        19,259       20,216       21,096
Capital expenditures                                                    13,876       13,435        10,119       12,566       14,196
Working capital [e]                                                     59,855       43,439        35,206       65,733       97,258
Ratio of debt to capitalization                                           46.1%        27.9%         27.7%        32.5%        42.2%

Weighted average common shares outstanding - Basic and diluted       7,883,265    8,214,712     8,370,815    8,393,210    8,403,701
Number of employees                                                      1,793        1,808         2,261        2,922        3,509
Cash dividends declared per common share                           $      0.00   $     0.00    $     0.00   $     0.00   $     0.30

[a] Includes distributions on preferred securities in 2003, 2002, 2001 and 2000.

[b]   Presented net of tax.

[c] This amount is a transitional impairment of goodwill recorded with the adoption of SFAS No. 142, Goodwill and Other Intangible Assets.

[d]   From continuing operations only.

[e] Defined as current assets minus current liabilities, exclusive of deferred tax assets and liabilities and debt classified as current.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPANY OVERVIEW

      For purposes of this discussion and analysis section, reference is made to the table below and the Company's Consolidated Financial Statements included in
Part II, Item 8. We have two principal operating groups: Maintenance Products and Electrical Products. The group labeled as Other consists of Sahlman and SESCO. Two business units formerly included in the Electrical Products Group, GC/Waldom and Hamilton, and one business formerly included in the Maintenance Products Group, Duckback, have been classified as Discontinued Operations for the periods prior to their sale. Duckback was sold on September 16, 2003, GC/Waldom was sold on April 2, 2003, and Hamilton was sold on October 31, 2002.

      Since the Recapitalization, the Company's management has been focused on the following restructuring and cost reduction initiatives:

o Consolidation of facilities: 35 manufacturing, distribution and office facilities closed or consolidated (including 2 expected to be closed during 2005); manufacture and distribution of each business unit centralized; Electrical Products manufacturing outsourced to Asia.

o Divestitures of non-core operations: 4 non-core business units have been sold or otherwise exited and proceeds have been applied to reduce debt.

o Selling general and administrative (SG&A) cost rationalization: restructured duplicative corporate and support functions; overhead reduced; implemented shared sales, administrative and support services model.

o Organizational changes: across-the-board review of management talent and key hires made at both the corporate and operational levels.

      With these initiatives nearly complete, the Company's focus has shifted to sustaining revenue growth and containing raw material costs. Our future cost reductions are expected to continue to come from process improvements (such as Lean Manufacturing and Six Sigma), value engineering products, improved sourcing/purchasing and lean administration.

      End-user demand for our Maintenance and Electrical products is relatively stable and recurring, particularly in comparison to other traditional manufacturing segments. Demand for products in our markets is strong and supported by the necessity of the products to users, creating a steady and predictable market. In the core janitorial/sanitary and foodservice segments, sanitary and health standards create a steady flow of ongoing demand. The consumable or short-life nature of most of the products used for cleaning applications (primarily floor pads, hand pads, and mops, brooms and brushes) means that they are replaced frequently, creating further demand stability. During the past few years, we did experience limited recession-driven sales declines, which we believe was primarily attributable to both reductions in inventory held by distributors as well as reduced end-user consumption caused by declines in airport occupancy (particularly after September 11th) and general hospital occupancy. In addition, many of our Electrical products can be characterized  as "value"  items that are  frequently  lost or  discarded,  with subsequent replacement ensuring continuing and stable demand. This is particularly the case with electrical cords, which consistently experience strong sales ahead of the holiday season.

      The markets in which we compete are expected to experience steady growth over the next several years. Our core commercial cleaning product markets are expected to grow at rates approximating gross domestic product (GDP), driven by increasing sanitary standards as a result of heightened health concerns. In addition, the improvement in general economic conditions will increase demand for Katy's cleaning products, due to higher commercial occupancy rates and increased demand for travel and hospitality industries. The consumer plastics market as a whole is relatively mature, with its growth characteristics linked to household expenditures. Demand is driven by the increasing competition of material possessions by North American households and the desire of consumers to store those possessions in an attractive and orderly manner. Demand for consumer plastic storage products is also typically stable, due to consumer perception of these products as "value" items. The market for automotive storage units, is driven by sales of trucks, sports utility vehicles (SUV's) and cross/utility vehicles (CUV's) which grew at a combined average rate of 3.9% per annum between 2000 and 2002. End-users are relatively insensitive to both price and brand-name offering, instead focusing on product quality and size.

      We estimate that the North American market for cords and work lights will grow at above-GDP growth rates, driven by the growing number of suburban homes (particularly those with outdoor spaces) and the growth in the use of outdoor appliances. The market for surge protectors and multiple outlet products is also expected to grow at above-GDP growth rates driven by the continued use in consumer purchasers of appliances, computers, home entertainment equipment, and other electronic equipment, as well as the growing public awareness of the need to protect these products from power surges.

      Key elements in achieving profitability in the Maintenance Products Group include 1) maintaining a low cost structure, from a production, distribution and administrative standpoint, 2) providing outstanding customer service and 3) containing raw material costs (especially plastic resins) or raising prices to shift these higher costs to our customers for our plastic products. In addition to continually striving to reduce our cost structure, we are seeking to offset pricing challenges by developing new products for the consumer markets, as new products or beneficial modifications of existing products increase demand from our customers, provide novelty to the consumer, and offer an opportunity for favorable pricing from customers in the national mass merchant retail area. Retention of customers, or more specifically, product lines with those customers, is also very important in the mass merchant retail area, given the vast size of these national accounts. Since the fourth quarter of 2003, we centralized our customer service and administrative functions for CCP divisions JanSan Plastics, Abrasives (Glit-Microtron portion only), Textiles and Filters and Grillbricks in one location, allowing customers to order products from any CCP commercial unit on one purchase order. We expect to add the customer service and administrative functions for the remaining Abrasives operations during 2005. We believe that operating these business units as a cohesive unit will improve customer service in that our customers' purchasing processes will be simplified, as will follow up on order status, billing, collection and other related functions. We believe that this may increase customer loyalty, help in attracting new customers and lead to increased top line sales in future years.

      Key elements in achieving profitability in the Electrical Products Group are in many ways similar to those mentioned for our Maintenance Products Group. The achievement and maintenance of a low cost structure is critical given the significant level of foreign competition, primarily from Asia and Latin America. For this reason, in December 2002 and December 2003, Woods US and Woods Canada, respectively, ceased all manufacturing and initiated a fully outsourced strategy for their consumer electrical products. Customer service, specifically the ability to fill orders at a rate designated by our customers, is very important to customer retention, given seasonal sales pressures in the consumer electrical area. Woods US and Woods Canada are both subject to seasonal sales trends in connection with the holiday shopping season, with stronger sales and profits realized in the third and early fourth quarters. Retention of customers is critical in the Electrical Products Group, given the size of national accounts.

      See  "OUTLOOK  FOR  2005"  in  this  section  for   discussion  of  recent
developments related to the Maintenance Products Group and the Electrical Products Group.

                                                                                         Years Ended December 31,
                                                                    ---------------------------------------------------------------
                                                                            2004                  2003                 2002
                                                                    -------------------   -------------------  --------------------
                                                                     (Amounts in Millions, except per share data and percentages)
                                                                    -------  ----------   -------  ----------  --------------------
                                                                        $    % to Sales       $    % to Sales     $      % to Sales
                                                                    -------  ----------   -------  ----------  -------   ----------
Net sales                                                           $ 457.6     100.0     $ 436.4     100.0    $ 445.8     100.0
Cost of goods sold                                                    396.6      86.7       365.5      83.8      373.6      83.8
                                                                    -------  ----------   -------  ----------  -------   ----------
   Gross profit                                                        61.0      13.3        70.9      16.2       72.2      16.2
Selling, general and administrative expenses                           57.3     (12.5)       59.8     (13.7)      63.7     (14.3)
Impairments of long-lived assets                                       30.8      (6.7)       11.9      (2.7)      21.2      (4.8)
Severance, restructuring and related charges                            3.5      (0.8)        8.1      (1.8)      19.1      (4.3)
Loss on SESCO joint venture transaction                                  --        --          --        --        6.0      (1.3)
                                                                    -------     -----     -------     -----    -------     -----
   Operating loss                                                     (30.6)     (6.7)       (8.9)     (2.0)     (37.8)     (8.5)
                                                                                =====                 =====                =====
Equity in (loss) income of equity method investment                      --                  (5.7)                 0.3
Gain (loss) on sale of assets                                           0.3                   0.6                 (0.2)
Interest expense                                                       (4.0)                 (6.2)                (6.2)
Other, net                                                             (0.9)                 (1.8)                (0.1)
                                                                    -------               -------              -------
Loss from continuing operations before (provision) benefit for
   income taxes                                                       (35.2)                (22.0)               (44.0)
(Provision) benefit  for income taxes from continuing operations       (0.9)                  3.2                 (7.5)
                                                                    -------               -------              -------
Loss from continuing operations before distributions on preferred
   interest of subsidiary                                             (36.1)                (18.8)               (51.5)
Distributions on preferred interest of subsidiary (net of tax)           --                  (0.1)                (1.6)
                                                                    -------               -------              -------
Loss from continuing operations                                       (36.1)                (18.9)               (53.1)
Income (loss) from operations of discontinued businesses
    (net of tax)                                                         --                   2.1                 (4.5)
Gain on sale of discontinued businesses (net of tax)                     --                   7.4                  3.3
                                                                    -------               -------              -------
Loss before cumulative effect of a change in accounting principle     (36.1)                 (9.4)               (54.3)

Cumulative effect of a change in accounting principle (net of tax)       --                    --                 (2.5)
                                                                    -------               -------              -------
Net loss                                                              (36.1)                 (9.4)               (56.8)
Gain on early redemption of preferred interest of subsidiary             --                   6.6                   --
Payment in kind of dividends on convertible preferred stock           (14.8)                (12.8)               (11.1)
                                                                    -------               -------              -------
Net loss attributable to common stockholders                        $ (50.9)              $ (15.6)             $ (67.9)
                                                                    =======               =======              =======

Loss per share of common stock - basic and diluted:

Loss from continuing operations                                     $ (4.58)              $ (2.30)             $ (6.34)
Gain on early redemption of preferred interest of subsidiary             --                  0.80                   --
Payment-in-kind (PIK) dividends on convertible preferred stock        (1.87)                (1.56)               (1.33)
                                                                    -------               -------              -------
   Loss from continuing operations attributable to common
    stockholders                                                      (6.45)                (3.06)               (7.67)
Discontinued operations (net of tax)                                     --                  1.16                (0.14)
Cumulative effect of a change in accounting principle (net of tax)       --                    --                (0.30)
                                                                    -------               -------              -------
   Net loss attributable to common stockholders                     $ (6.45)              $ (1.90)             $ (8.11)
                                                                    =======               =======              =======

RESULTS OF OPERATIONS

2004 COMPARED TO 2003

Overview

      Our consolidated net sales in 2004 increased $21.2 million, or 5%, from 2003. Higher net sales resulted from a higher pricing of 4% and favorable currency translation of 2%, offset by lower volumes of 1%. Gross margins were 13.3% in the year ended December 31, 2004 a decrease of 2.9 percentage points from the year ended December 31, 2003. Accelerating raw material costs and incremental operating costs incurred due to the delayed consolidation of the abrasives facilities were partially offset by the favorable impact of restructuring, cost containment, lower depreciation and pricing increases. SG&A as a percentage of sales declined from 13.7% in 2003 to 12.5% in 2004. This decrease can be primarily attributed to maintaining these costs despite the increase in net sales. The operating loss increased by $21.7 million to $(30.6) million, principally due to higher impairments of long-lived assets and lower gross margins, partially offset by lower severance, restructuring and related charges.

      Overall, we reported a net loss attributable to common shareholders of ($50.9) million [($6.45) per share] for the year ended December 31, 2004, versus a net loss attributable to common shareholders of ($15.6) million [($1.90) per share] in the same period of 2003. During the year ended December 31, 2004, we recorded the impact of paid-in-kind dividends earned on our convertible preferred stock of ($14.8) million [($1.87) per share]. During the year ended December 31, 2003, we reported income from discontinued operations of $9.5 million, net of tax [$1.16 per share], a gain on the early redemption of a preferred interest in a subsidiary of $6.6 million [$0.80 per share] and the impact of payment-in-kind dividends earned on its convertible preferred stock of ($12.8) million [($1.56) per share].

Net Sales

Maintenance Products Group

      Net sales from the Maintenance Products Group decreased from $285.3 million during the year ended December 31, 2003 to $278.8 million during the year ended December 31, 2004, a decrease of 2%. Overall, this decline was primarily due to lower volumes of sales of 5%, partially offset by higher pricing of 1% and the favorable impact of exchange rates of 2%. Sales volume for the Consumer Plastics business unit, which sells primarily to mass merchant customers, was significantly lower due to the elimination of certain product lines with major outlet customers and to a lesser extent due to promotions in 2003 which did not recur in 2004. We also experienced volume declines in our Abrasives business unit in the U.S. due to shipping and production inefficiencies caused by the delayed consolidation of two abrasives facilities into the Wrens, Georgia facility and a fire at our facility in Wrens in the fourth quarter of 2004 that disrupted production for several weeks. These decreases in Abrasives sales were partially offset by stronger sales of roofing products to the construction industry. We experienced volume gains in certain of our businesses that sell to commercial customers, particularly in our Abrasives Canada, Textiles, Filters and Grillbricks business units. Abrasives Canada sales benefited from an improving North American economy, while sales of Textiles and Filters and Grillbricks products benefited from the ability of customers to order products from all CCP divisions on one purchase order. The JanSan Plastics business unit experienced volume declines primarily due to bid business obtained in 2003 but not repeated in 2004, customer "buy-ins" to achieve certain rebates in 2003 also not repeated in 2004 and lost market share. Lower JanSan Plastics volume was partially offset by price increases implemented to combat accelerating raw material costs. UK JanSan Plastics volumes increased primarily as a result of the acquisition of Spraychem Limited on April 1, 2003. The UK Consumer Plastics and UK JanSan Plastics business units also benefited from favorable exchange rates in 2004 versus 2003.

Electrical Products Group

      The Electrical Products Group's sales improved from $151.1 million for the year ended December 31, 2003 to $178.7 million for the year ended December 31, 2004, an increase of 18%. Sales improved as a result of a higher pricing of 9%, an increase in volume of 7%, and favorable currency translation of 2%. Multiple selling price increases were implemented throughout 2004 at Woods US (and to a lesser extent at Woods Canada) to offset the rising cost of copper and PVC. Volume at Woods US benefited principally from the acquisition of significant new product lines with both existing and new customers. Woods Canada experienced a slight volume increase as sales to its two largest customers benefited from new product offerings and higher demand was partially offset by the loss of certain lines of business at certain customers. Sales at Woods Canada were also favorably impacted by a stronger Canadian dollar versus the U.S. dollar in 2004 versus 2003.

Operating Income

    Operating income (loss)                              2004                       2003                     Change
                                                ----------------------    ----------------------    -----------------------
                                                     $        % Margin        $         % Margin        $          % Margin
                                                     -        --------        -         --------        -          --------
Maintenance Products Group                      $   (2.7)        (1.0)    $    9.3          3.3     $  (12.0)        (4.3)
Electrical Products Group                           16.8          9.4         15.6         10.3          1.2         (0.9)
Unallocated corporate expense                      (10.4)                    (13.8)                      3.4
                                                --------                  --------                  --------
                                                     3.7          0.8         11.1          2.5         (7.4)        (1.7)
Impairments of long-lived assets                   (30.8)                    (11.9)                    (18.9)
Severance, restructuring and related charges        (3.5)                     (8.1)                      4.6
                                                --------                  --------                  --------
Operating loss                                  $  (30.6)        (6.7)    $   (8.9)        (2.0)    $  (21.7)        (4.7)
                                                ========                  ========                  ========

Maintenance Products Group

      The Maintenance Products Group's operating income decreased from $9.3 million (3.3% of net sales) during the year ended December 31, 2003 to an operating loss of $2.7 million (-1.0% of net sales) for the year ended December 31, 2004. The decrease was primarily attributable to lower volumes and higher raw material costs in 2004 versus 2003 (that were only partially recovered through higher selling prices), as well as a decline in the profitability of our Abrasives business resulting from shipping and production inefficiencies caused by the delayed consolidation of two facilities into the Wrens, Georgia facility and the fire at our facility in Wrens in the 4th quarter of 2004 that disrupted production for several weeks. Operating results were positively impacted by $5.4 million of incremental depreciation in 2003 related to the revision of the estimated useful lives of certain manufacturing assets, effective January 1, 2003. Operating income was also favorably impacted through benefits realized from the implementation of cost reduction strategies.

Electrical Products Group

      The Electrical  Products  Group's  operating  income  increased from $15.6 million (10.3% of net sales) for the year ended December 31, 2003 to $16.8 million (9.4% of net sales) for the year ended December 31, 2004, an increase of 8%. The increase in profitability was due to the strong volume increases at the Woods US business unit as well as improved margins due to the closure of the Woods Canada manufacturing facility in December 2003 and the completion of a fully outsourced product strategy for that business. Overall, margins declined as a result of selling price increases (especially at Woods Canada) not quite keeping pace with the increasing costs of copper and PVC and the impact of increased lower-margin direct import sales.

Corporate

      Corporate operating expenses decreased from $13.8 million in 2003 to $10.4 million in 2004 principally due to lower casualty insurance costs, lower bonus expense resulting from a decline in operating performance and decreased expense for stock appreciation rights due to a lower stock price affecting the variable plan accounting for these awards.

Impairments of Long-lived Assets

      During the fourth quarter of 2004, we recognized an impairment loss of $29.9 million related to the US Plastics business units (JanSan Plastics, Consumer Plastics and Container - see discussion of reporting units in Note 4 to the Consolidated Financial Statements in Part II, Item 8) including $8.0 million related to goodwill, $8.4 million related to machinery and equipment, $10.9 million related to a customer list intangible and $2.6 million related to a trademark. In the fourth quarter of 2004, the profitability of the Consumer
Plastics business unit declined sharply as we were unable to pass along sufficient selling price increases to combat the accelerating cost of resin (a key raw material used in all of the US Plastics units). We believe that our future earnings and cash flow could be negatively impacted to the extent further increases in resin and other raw material costs cannot be offset or recovered through higher selling prices. In accordance with Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Intangible Assets, we (through an independent third party valuation firm) performed an analysis of discounted future cash flows which indicated that the book value of the US Plastics units was significantly greater than the fair value of those businesses. In addition, as a result of the goodwill analysis, we also assessed whether there had been an impairment of the long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company concluded that the book value of equipment, a customer list intangible and trademark associated with the US Plastics business unit significantly exceeded the fair value and impairment had occurred. Also in 2004, we recorded impairment charges of $0.8 million related to property and equipment at our Metal Truck Box business unit and $0.1 million related to certain assets at the Woods US business unit.

      Impairment charges in 2003 included $7.2 million related to idle and obsolete equipment, tooling and leasehold improvements at Warson Road, Hazelwood, Bridgeton, and the Santa Fe Springs, California metals facility, $1.3 million of costs related to the partial closure of Abrasives facilities in Lawrence, Massachusetts and Pineville, North Carolina and the consolidation into the Wrens, Georgia facility, $0.4 million of obsolete molds and tooling at our UK Consumer Plastics facility and $0.4 million associated with the write down of certain equipment at Woods Canada and Woods US as a result of the closure of the manufacturing operations at both business units. In addition, $2.6 million of goodwill and patents of the Abrasives Canada business unit were impaired as it was determined that future cash flows of this business could not support the carrying value of its intangible assets. This business unit has experienced a decline in profitability in recent years principally as a result of increasing foreign competition.

Severance, Restructuring and Related Charges

      Operating results for the Company during the years ended December 31, 2004 and 2003 were negatively impacted by severance, restructuring and related charges of $3.5 million and $8.1 million, respectively. Charges in 2004 related to adjustments to previously established non-cancelable lease liabilities for abandoned facilities ($0.9 million); a non-cancelable lease accrual and severance as a result of the shutdown of manufacturing and severance at Woods Canada ($0.9 million); the restructuring of the Abrasives business ($0.8 million); costs for the movement of inventory and equipment in connection with the consolidation of St. Louis manufacturing and distribution facilities ($0.3 million); the shutdown and relocation of a procurement office in Asia ($0.3 million); costs incurred for the consolidation of administrative functions for CCP ($0.2 million); and expenses for the closure of CCP Canada's facility and the subsequent consolidation into the Woods Canada facility ($0.1 million).

      The largest of these charges in 2003 related to non-cancelable leases at abandoned facilities as a result of the consolidation of the CCP facilities in the St. Louis area into CCP's largest and most modern plant in Bridgeton, Missouri ($3.7 million). A charge of $1.5 million was recorded related to severance associated with the shutdown of the Woods Canada manufacturing operations in December 2003. Charges of $1.2 million were also incurred relating to the restructuring of the Abrasives business unit, principally to consolidate the Lawrence, Massachusetts and Pineville, North Carolina facilities into the newly expanded Wrens, Georgia location. We also incurred charges in 2003 related to severance costs for headcount reductions ($0.6 million), an adjustment to a non-cancelable lease accrual due to a change in sub-lease assumptions at Woods US ($0.5 million), the consolidation of the customer service and administrative functions for CCP ($0.3 million), costs related to the closure of CCP's metals facility in Santa Fe Springs, California ($0.2 million) and consulting fees associated with product outsourcing strategies ($0.1 million).

Other

      Upon review of Sahlman's results for 2002 and the first half of 2003, and after initial study of the status of the shrimp industry and markets in the United States, we evaluated the business further to determine if there had been a loss in the value of the investment that was other than temporary. Based upon the results of a third party appraisal, we estimated the fair value of the Sahlman business through a liquidation value analysis whereby all of Sahlman's assets would be sold and all of its obligations would be settled. Also based on the aforementioned appraisal, we evaluated the business by using various discounted cash flow analyses, estimating future free cash flows of the business with different assumptions regarding growth, and reducing the value of the business arrived at through this analysis by its outstanding debt. All values were then multiplied by 43%, Katy's investment percentage. The answers derived by each of the three assumption models were then probability weighted. As a result, Katy concluded that $1.6 million was a reasonable estimate of the value of its investment in Sahlman, and therefore a charge of $5.5 million was recorded in the third quarter of 2003 to reduce the carrying value of the investment. Based on our assessment at December 31, 2004, we continue to believe that $1.6 million is a reasonable estimate of our investment in Sahlman.

      Interest expense decreased by $2.2 million in 2004 versus 2003, primarily due to the write-off of unamortized debt costs of $1.8 million in 2003 resulting from a February 2003 refinancing and other reductions in overall availability. The remaining decrease in interest expense of $0.4 million was due mainly to slightly lower average borrowings during 2004, principally as a result of applying the proceeds from the sale of non-core businesses in 2003 to repay debt.

      Other, net for the year ended December 31, 2004 included the write-off of certain receivables related to businesses disposed of prior to 2002 ($0.8 million) and the write-off of fees and expenses associated with a financing which we chose not to pursue ($0.5 million). Other, net for the year ended December 31, 2003 included the write-off of certain receivables related to businesses disposed prior to 2002 ($0.7 million), realized foreign exchange losses ($0.6 million) and costs associated with the proposed sale of certain subsidiaries ($0.3 million). The gain on sale of assets in 2004 and 2003 were primarily due to the sales of excess real estate.

      The provision for income taxes for the year ended December 31, 2004 reflects current expense for state and foreign income taxes offset by the reduction of certain tax reserves and the recognition of certain foreign deferred tax assets. During the year ended December 31, 2003, a tax benefit of $3.2 million was recorded on pre-tax loss to the extent a provision was provided for the gain on sale of discontinued businesses and income from operations of discontinued businesses. A further benefit was not recorded due to the valuation allowance recorded against our net deferred tax assets. Also in 2003, $1.1 million and $3.8 million of income tax expense were attributable to income from discontinued businesses and the gain on the sale of discontinued businesses, respectively.

Discontinued Operations

      The GC/Waldom and Duckback business units are reported as discontinued operations for the year ended December 31, 2003. There was no discontinued operations activity for 2004.

      GC/Waldom reported income of $0.1 million (net of tax) in the first half of 2003. We sold GC/Waldom on April 2, 2003 and recognized a loss (net of tax) of $0.2 million in the second quarter of 2003 as a result of the sale.

      Duckback generated income of $2.0 million (net of tax) in the first nine months of 2003. We sold Duckback on September 16, 2003 and recognized a gain (net of tax) of $7.6 million in the third quarter of 2003 as a result of the sale.

2003 COMPARED TO 2002

Overview

      Our consolidated net sales for the Company declined $9.3 million, or 2% from 2002 levels, due to a volume decline of 3% and lower pricing of 1%, partially offset by favorable currency translation of 2%. Gross margins held constant at approximately 16.2% as the benefit of implemented cost reduction strategies, offset lower pricing, higher resin costs and atypically high depreciation (see Operating Income -Maintenance Products Group below). SG&A as a percentage of sales declined from 14.3% in 2002 to 13.7% in 2003. The operating deficit was reduced significantly from $37.8 million to $8.9 million mostly as a result of reduced severance, restructuring and related charges, lower impairments of long-lived assets and the loss on the SESCO joint venture in 2002.

      Overall, we reported a net loss attributable to common shareholders of ($15.6) million [($1.90) per share] for the year ended December 31, 2003, versus a net loss attributable to common shareholders of ($67.9) million, or ($8.11) per share in the same period of 2002. During the year ended December 31, 2003, we reported income from discontinued operations of $9.5 million, net of tax [$1.16 per share], a gain on the early redemption of a preferred interest in a subsidiary of $6.6 million, net of tax [$0.80 per share], and the impact of paid-in-kind dividends earned on convertible preferred stock of ($12.8) million [($1.56) per share]. During the year ended December 31, 2002, we reported results of discontinued operations of ($1.2) million, net of tax [($0.14) per share], a cumulative effect of a change in accounting principle of ($2.5) million [($0.30) per share], as well as the impact of paid-in-kind dividends earned on convertible preferred stock of ($11.1) million [($1.33) per share].

      The  tables  and  narrative   below  summarize  the  key  factors  in  the
year-to-year changes in operating results.

Net Sales

Maintenance Products Group

      Net sales from the Maintenance Products Group decreased from $300.3 million in 2002 to $285.3 million in 2003, a decrease of 5%. The decline was due to a volume decrease of 6%, partially offset by the favorable impact of exchange rates of 1%. The decline in sales is attributed to both commercial and consumer customers. On the commercial side, sales were lower at the Abrasives Canada business unit, primarily due to increased foreign competition, and in the Abrasives business unit, primarily because a major customer increased their supplier base in 2003. In addition, we believe that the JanSan Plastics business unit was impacted during the first three quarters of 2003 by the general economic conditions and reduced demand for cleaning products, due to commercial real estate vacancy rates and reduced demand in the travel and hospitality industries. In the fourth quarter, sales for the JanSan Plastics business unit were higher in 2003 than in 2002 representing an improvement in the health of the aforementioned industries. Sales were higher in the international markets for Katy's commercial and sanitary maintenance products, primarily in the UK JanSan Plastics unit. Sales for the Consumer Plastics business unit, which sells primarily to mass merchant retail customers, were lower due to the loss of certain product lines with major retailers and to a lesser extent, downward pricing pressures and allowance, rebate, and other programs. The UK Consumer Plastics business benefited overall from stronger volumes and favorable exchange rates, partially offset by price erosion similar to that in the JanSan Plastics business.

Electrical Products Group

      The Electrical Product Group's sales increased from $144.3 million in 2002 to $151.1 million in 2003, an increase of 5%. An increase in volume of 5% and favorable currency translation of 3% was partially offset by lower pricing of 3%. The Woods US business unit experienced a year-over-year increase in volume as a result of a strong fourth quarter in 2003. The improvement was primarily due to higher volumes of direct import merchandise (such as extension cords and power strips), which are shipped directly from our suppliers to our customers. Woods US sales performance in 2003 also benefited from the introduction of new surge products, sales to new customers and same store growth for its largest customer, a national home improvement retailer. Offsetting these volume increases was a slight reduction in pricing which was implemented to remain competitive in certain product lines. Higher sales at Woods Canada in 2003 compared to 2002 were principally due to the impact of a stronger Canadian dollar versus the U.S. dollar. This increase was offset partially by lower pricing mostly due to a shift during 2003 to direct import products.

Other

      Sales from other operations decreased by $1.2 million, as a result of the SESCO waste-to-energy operation being turned over to a third party in April 2002.

Operating Income

        Operating income (loss)                           2003                      2002                     Change
                                                ---------------------------------------------------------------------------
                                                    $         % Margin        $         % Margin       $           % Margin
                                                    -         --------        -         --------       -           --------
Maintenance Products Group                      $    9.3          3.3     $   11.7          3.9     $   (2.4)        (0.6)
Electrical Products Group                           15.6         10.3          8.5          5.9          7.1          4.4
Other                                                                         (0.8)                      0.8
Unallocated corporate expense                      (13.8)                    (10.9)                     (2.9)
                                                --------                  --------                  --------
                                                    11.1          2.5          8.5          1.9          2.6          0.6
Impairments of long-lived assets                   (11.9)                    (21.2)                      9.3
Severance, restructuring and related charges        (8.1)                    (19.1)                     11.0
Loss on SESCO joint venture transaction                                       (6.0)                      6.0
                                                --------                  --------                  --------
Operating loss                                  $   (8.9)        (2.0)    $  (37.8)        (8.5)    $   28.9          6.5
                                                ========                  ========                  ========

Maintenance Products Group

      Operating income decreased by $2.4 million from $11.7 million in 2002 (3.9% of net sales) to $9.3 million in 2003 (3.3% of net sales). An overall decline in net sales for the year (mostly due to volume declines) along with high raw material costs and atypically high depreciation contributed to the reduced profitability (excluding severance, restructuring and related charges and impairments of long-lived assets) of this group in 2003. Profitability for the year was lower at the Metal Truck Box, Abrasives and Abrasives Canada business units, due to volume-related issues, while the Consumer Plastics and Consumer Plastics UK businesses were negatively impacted by top-line pricing pressures and an unfavorable mix of lower margin products. In addition, all Consumer Plastics and JanSan Plastics businesses worldwide experienced higher raw material costs (principally resin) in 2003. Operating results were also negatively impacted by $5.4 million of incremental depreciation related to the revision of the estimated useful lives of certain manufacturing assets, specifically molds and tooling equipment used in the manufacture of plastic products, from seven to five years, effective January 1, 2003. This change in estimate was made following significant impairments to these types of assets recorded during 2002. These shortfalls were partially offset by improved results at the JanSan Plastics business unit which benefited from the implementation of cost reduction strategies. Operating results continue to be favorably impacted by the numerous cost reduction initiatives including the consolidation of our manufacturing and distribution facilities in the St. Louis area. In the fourth quarter of 2003, net sales were only down 1% from the fourth quarter of 2002 as compared to a 6% decline for the first nine months of the year. Operating income for the fourth quarter of 2003 was $4.6 million as compared to $3.4 million in the fourth quarter of 2002, an increase of 36%.

Electrical Products Group

      The Electrical Products Group continued its solid performance in 2003, once again driven primarily by improved sales volume over 2002, and secondarily, by higher margins over the prior year. Operating income jumped from $8.5 million (5.9% of net sales) in 2002 to $15.6 million (10.3% of net sales) in 2003, an increase of 82%. Profitability in 2003 was positively impacted by cost reduction strategies at both Woods US and Woods Canada. After significant study and research into different sourcing alternatives, we decided that Woods US and Woods Canada would source substantially all of their products from Asia. In December 2002, Woods US shut down all of its manufacturing facilities, which were in suburban Indianapolis and in southern Indiana. This was the most significant initiative benefiting 2003, resulting in approximately $4.6 million in savings. We believe that restructuring steps executed in 2002 and 2003 related to the Woods US and Woods Canada businesses will allow those businesses to remain competitive within their markets. The fully outsourced product strategy has reduced headcount at Woods US by 361 employees (effective in December 2002) and Woods Canada by 100 employees (effective in December 2003).

      Cost reduction initiatives at Woods Canada to reduce product and variable costs also had a favorable impact on 2003. Higher sales volumes and favorable currency translation also aided in maintaining margins. During 2002, Woods US incurred a loss of $0.9 million related to obsolete raw material and packaging inventory on hand which could not be utilized following the shutdown of its manufacturing facilities.

Corporate

      Corporate operating expenses increased from $10.9 million in 2002 to $13.8 million in 2003 principally due to higher casualty insurance costs, and increased expense for stock appreciation rights due to an increasing stock price affecting the variable plan accounting for these awards.

Impairments of Long-lived Assets

      The Company recorded impairments of long-lived assets of $11.9 million during 2003 and $21.2 million during 2002. Charges in 2003 included $7.2 million related to idle and obsolete equipment, tooling and leasehold improvements at Warson Road, Hazelwood, Bridgeton, and the Santa Fe Springs, California metals facility, $1.3 million of costs related to the closure of Abrasives facilities in Lawrence, Massachusetts and Pineville, North Carolina and the consolidation into the Wrens, Georgia facility, $0.4 million of obsolete molds and tooling at our UK Consumer Plastics facility and $0.4 million associated with the write down of certain equipment at Woods Canada and Woods US as a result of the closure of the manufacturing operations at both business units. In addition, $2.6 million of goodwill and patents of the Abrasives Canada business unit were impaired as it was determined that future cash flows of this business could not support the carrying value of its intangible assets. This business unit has experienced a decline in profitability in recent years principally as a result of increasing foreign competition.

      In 2002, CCP impaired property, plant and equipment (primarily molds and tooling assets) and a customer list intangible by $15.3 million and $3.6 million, respectively. The impairments were primarily associated with assets used in the Consumer Plastics business, and were the result of analyses indicating insufficient future cash flows over the remaining useful life of the assets to cover the carrying values of the assets. Given the unique nature of molds for specific products, the fair values are often less than historical cost, resulting in impairments. The Textiles business unit recorded asset impairments of $1.9 million, resulting from management decisions on the future use of certain manufacturing assets in their Atlanta, Georgia facility. In addition, Woods US impaired $0.4 million of equipment as a result of the closure of its manufacturing operations in December 2002.

Severance, Restructuring and Related Charges

      Operating results for the Company during the years ended December 31, 2003 and 2002 were negatively impacted by severance, restructuring and related charges of $8.1 million and $19.1 million, respectively. The largest of these charges in 2003 related to non-cancelable leases at abandoned facilities as a result of the consolidation of the CCP facilities in the St. Louis area into CCP's largest and most modern plant in Bridgeton, Missouri ($3.7 million). A charge of $1.5 million was recorded related to severance associated with the shutdown of the Woods Canada manufacturing operations in December 2003. Charges of $1.2 million were also incurred relating to the restructuring of the Abrasives business unit, principally to consolidate the Lawrence, Massachusetts and Pineville, North Carolina facilities into the newly expanded Wrens, Georgia location. We also incurred charges in 2003 related to severance costs for headcount reductions ($0.6 million), an adjustment to a non-cancelable lease accrual due to a change in sub-lease assumptions at Woods US ($0.5 million), the consolidation of the customer service and administrative functions for CCP ($0.3 million), costs related to the closure of CCP's metals facility in Santa Fe Springs, California ($0.2 million) and consulting fees associated with product outsourcing strategies ($0.1 million).

      During 2002, the Company recorded $11.7 million related to the St. Louis facility consolidation (mostly for non-cancelable lease payments); $3.6 million in consulting fees associated with product outsourcing strategies, relating to the Woods

US, Woods Canada and Textiles business units; $2.4 million for severance and other exit costs related to the shut down of all Woods US manufacturing operations; $0.9 million for severance costs related to various headcount reductions, mostly in the management level of various business units; $0.3 million for legal fees and involuntary termination benefits related to SESCO; and $0.2 million related to the consolidation of the customer service and administrative functions for CCP.

SESCO Joint Venture Transaction

      During 2002, we recorded a charge of $6.0 million consisting of 1) the discounted value of an obligation created by Katy to the third party who took over daily operation of the SESCO facility, 2) the carrying value of certain assets contributed to the partnership formed in connection with this transaction and 3) costs to close the transaction.

Other

      Upon review of Sahlman's results for 2002 and the first half of 2003, and after initial study of the status of the shrimp industry and markets in the United States, we evaluated the business further to determine if there had been a loss in the value of the investment that was other than temporary. Based upon the results of a third party appraisal, we estimated the fair value of the Sahlman business through a liquidation value analysis whereby all of Sahlman's assets would be sold and all of its obligations would be settled. Also based on the aforementioned appraisal, we evaluated the business by using various discounted cash flow analyses, estimating future free cash flows of the business with different assumptions regarding growth, and reducing the value of the business arrived at through this analysis by its outstanding debt. All values were then multiplied by 43%, Katy's investment percentage. The answers derived by each of the three assumption models were then probability weighted. As a result, Katy concluded that $1.6 million was a reasonable estimate of the value of its investment in Sahlman, and therefore a charge of $5.5 million was recorded in the third quarter of 2003 to reduce the carrying value of the investment.

      Interest expense was essentially unchanged in 2003 as compared to 2002. During 2003, we wrote off $1.8 million of unamortized debt issuance costs due to the reduction in our borrowing capacity as a result of the refinancing of our debt obligations in February 2003. The amount of this write-off is included in interest expense. The offsetting decrease in interest expense in 2003 was due mainly to lower average borrowings during 2003, principally as a result of applying proceeds from the sale of non-core businesses in 2002 and 2003. To a lesser extent, lower interest rates contributed to the decline in interest expense.

      Other, net in 2003 included the write-off of certain deferred payment receivables associated with businesses disposed of prior to 2002 ($0.7 million) and realized foreign exchange losses ($0.6 million). Other, net in 2002 was comprised primarily of realized foreign exchange losses. The gain on sale of assets in 2003 was primarily due to the sales of excess real estate.

      Our effective tax rate in 2003 was 14%, indicating that a $3.2 million tax benefit was recorded on a $22.0 million pretax loss from continuing operations. A tax benefit was recorded on pre-tax loss to the extent a provision was provided for the gain on sale of discontinued businesses and income from operations of discontinued businesses. A further benefit was not recorded due to the valuation allowance recorded against our net deferred tax assets. See "Deferred Income Taxes" in "Critical Accounting Policies" and Note 14 to the Consolidated Financial Statements in Part II, Item 8, for further discussion of income tax accounting.

      In 2002, we recorded a $2.5 million transitional goodwill impairment (net of tax), as a result of the adoption of SFAS No. 142, which is shown on the Consolidated Statements of Operations as a cumulative effect of a change in accounting principle. See Note 3 to the Consolidated Financial Statements in
Part II, Item 8 for a further discussion of goodwill impairments.

Discontinued Operations

      Three business units are reported as discontinued operations for 2003 and 2002: Hamilton Precisions Metals, L.P. (Hamilton), GC/Waldom and Duckback.

      Hamilton generated $0.2 million (net of tax) of income in 2002 (prior to its sale on October 31, 2002) and a gain (net of tax) of $3.3 million was recognized in the fourth quarter of 2002 as a result of the sale.

      GC/Waldom reported operating income of $0.1 million (net of tax) in 2003 (prior to its sale on April 2, 2003), versus a $6.4 million operating loss in 2002. Nearly the entire operating loss of GC/Waldom in 2002 was the result of asset valuation adjustments in anticipation of a sale of this business unit. A loss (net of tax) of $0.2 million was recognized in the second quarter of 2003 as a result of the GC/Waldom sale.

      Duckback generated operating income of $2.0 million (net of tax) in 2003 (prior to its sale on September 16, 2003) versus $1.7 million (net of tax) in 2002. A gain (net of tax) of $7.6 million was recognized in the third quarter of 2003 as a result of the Duckback sale.

LIQUIDITY AND CAPITAL RESOURCES

      We require funding for working capital needs and capital expenditures. We believe that our cash flow from operations and the use of available borrowings under the Bank of America Credit Agreement (as defined below) provide sufficient liquidity for our operations going forward. As of December 31, 2004, we had cash and cash equivalents of $8.5 million versus cash and cash equivalents of $6.7 million at December 31, 2003. Also as of December 31, 2004, we had outstanding borrowings of $58.7 million [46% of total capitalization], under the Bank of America Credit Agreement with unused borrowing availability on the Revolving Credit Facility of $33.0 million. As of December 31, 2003, we had outstanding borrowings of $39.7 million [28% of total capitalization]. We used cash flow from operations of $8.0 million during the year ended December 31, 2004 versus the $8.0 million provided by cash flow from operations during the year ended December 31, 2003. The increased use of cash flow from operations during 2004 versus 2003 was primarily attributable to higher inventories in 2004 due to higher material costs and increased levels to support higher volumes in the Electrical Products Group and provide higher levels of customer service. We expect these liquidity trends to reverse in 2005 as capital expenditures are expected to be lower in 2005, inventory is being reduced and other elements of working capital are being managed.

      We have a number of obligations and commitments, which are listed on the schedule later in this section entitled "Contractual and Commercial Obligations." We have considered all of these obligations and commitments in structuring our capital resources to ensure that they can be met. See the notes accompanying the table in that section for further discussions of those items. We believe that given our strong working capital base, additional liquidity could be obtained through additional debt financing, if necessary. However, there is no guarantee that such financing could be obtained. In addition, we are continually evaluating alternatives relating to the sale of excess assets and divestitures of certain of our business units. Asset sales and business divestitures present opportunities to provide additional liquidity by de-leveraging our financial position.

Bank of America Credit Agreement

      On April 20, 2004, we completed a refinancing of our outstanding indebtedness (the "Refinancing") and entered into a new agreement with Bank of America Business Capital (formerly Fleet Capital Corporation) (the "Bank of America Credit Agreement"). Like the previous credit agreement with Fleet Capital Corporation, the Bank of America Credit Agreement is a $110 million facility with a $20 million term loan ("Term Loan") and a $90 million revolving credit facility ("Revolving Credit Facility") with essentially the same terms as the previous credit agreement. The Bank of America Credit Agreement is an asset-based lending agreement and involves a syndicate of four banks, all of which participated in the syndicate from the previous credit agreement. Since the inception of the previous credit agreement, we had repaid $18.2 million of the previous Term Loan. The ability to repay that loan on a faster than anticipated timetable was primarily due to funds generated by the sale of GC/Waldom in April 2003, the sale of Duckback in September 2003 and various sales of excess real estate. The Bank of America Credit Agreement, and the additional borrowing ability under the Revolving Credit Facility obtained by incurring new term debt, results in three important benefits related to our long-term strategy: (1) additional borrowing capacity to invest in capital expenditures and/or acquisitions key to our strategic direction, (2) increased working capital flexibility to build inventory when necessary to accommodate lower cost outsourced finished goods inventory and (3) the ability to borrow locally in Canada and the United Kingdom and provide a natural hedge against currency fluctuations.

      Below is a summary of the sources and uses associated with the funding of the Bank of America Credit Agreement (in thousands):

            Sources:
            Term Loan incremental borrowings                                      $18,152
                                                                                  =======

            Uses:
            Repayment of Revolving Credit Facility borrowings                     $16,713
            Certain costs associated with the Bank of America Credit Agreement      1,439
                                                                                  -------
                                                                                  $18,152
                                                                                  =======

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

      Our borrowing base under the Bank of America Credit Agreement is reduced by the outstanding amount of standby and commercial letters of credit. Vendors, financial institutions and other parties with whom we conduct business may require letters of credit in the future that either (1) do not exist today or
(2) would be at higher amounts than those that exist today. Currently, our largest letters of credit relate to our casualty insurance programs. At December 31, 2004, total outstanding letters of credit were $8.7 million.

      All extensions of credit under the Bank of America Credit Agreement are collateralized by a first priority security interest in and lien upon the capital stock of each material domestic subsidiary (65% of the capital stock of certain foreign subsidiaries), and all of our present and future assets and properties. Customary financial covenants and restrictions apply under the Bank of America Credit Agreement. Until September 30, 2004, interest accrued on the Revolving Credit Facility borrowings at 175 basis points over applicable LIBOR rate and at 200 basis points over LIBOR for borrowings under the Term Loan. In accordance with the Bank of America Credit Agreement, our margins (i.e. the interest rate spread above LIBOR) increased by 25 basis points in the fourth quarter of 2004 based upon certain leverage measurements. Margins increased an additional 25 basis points in the first quarter of 2005 based on our leverage ratio (as defined in the Bank of America Credit Agreement) as of December 31, 2004 and will increase another 50 basis points upon the effective date of the Third Amendment (see below). Also in accordance with the Bank of America Credit Agreement, margins on the term borrowings will drop 25 basis points if the balance of the Term Loan is reduced below $10.0 million. Interest accrues at higher margins on prime rates for swing loans, the amounts of which were nominal at December 31, 2004.

      We incurred additional debt issuance costs in 2004 associated with the Bank of America Credit Agreement. Additionally, at the time of the inception of the Bank of America Credit Agreement, we had approximately $4.0 million of unamortized debt issuance costs associated with the previous credit agreement. The remainder of the previously capitalized costs, along with the capitalized costs from the Bank of America Credit Agreement, will be amortized over the life of the Bank of America Credit Agreement through April 2009. Based on the pro rata reduction in borrowing capacity from a previous refinancing of the Company's credit facility and in the connection with the sale of assets (primarily the GC/Waldom and Duckback businesses) to repay the term loan under the previous agreement, we charged to expense $1.8 million of previously unamortized debt issuance costs during 2003. Also, during the first quarter of 2004, we incurred fees and expenses of $0.5 million associated with a financing which we chose not to pursue.

      The revolving credit facility under the Bank of America Credit Agreement requires lockbox agreements which provide for all receipts to be swept daily to reduce borrowings outstanding. These agreements, combined with the existence of a material adverse effect ("MAE") clause in the Bank of America Credit Agreement, caused the revolving credit facility to be classified as a current liability (except as noted below), per guidance in the Emerging Issues Task Force Issue No. 95-22 , Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement. We do not expect to repay, or be required to repay, within one year, the balance of the revolving credit facility classified as a current liability. The MAE clause, which is a fairly typical requirement in commercial credit agreements, allows the lenders to require the loan to become due if they determine there has been a material adverse effect on our operations, business, properties, assets, liabilities, condition or prospects. The classification of the revolving credit facility as a current liability (except as noted above) is a result only of the combination of the lockbox agreements and the MAE clause. The Bank of America Credit Agreement does not expire or have a maturity date within one year, but rather has a final expiration date of April 20, 2009. The lender had not notified us of any indication of a MAE at December 31, 2004, and we were not in default of any provision of the Bank of America Credit Agreement at December 31, 2004.

      We were in compliance with the applicable financial covenants in the Bank of America Credit Agreement at December 31, 2004. However, we determined that due to declining profitability in the fourth quarter of 2004, potentially lower profitability in the first half of 2005 and the timing of certain restructuring payments, we would not meet our Fixed Charge Coverage Ratio (as defined in the Bank of America Credit Agreement) and could potentially exceed our maximum Consolidated Leverage Ratio (also as defined in the Bank of America Credit Agreement) as of the end of the first, second and third quarters of 2005. In anticipation of not achieving the minimum Fixed Charge Coverage Ratio or exceeding the maximum Consolidated Leverage Ratio, we obtained an amendment to the Bank of America Credit Agreement (the "Second Amendment"). The Second Amendment applied only to the first three quarters of 2005 and the covenants would have returned to their original levels for the fourth quarter of 2005. Specifically, the Second Amendment eliminated the Fixed Charge Coverage Ratio, increased the maximum Consolidated Leverage Ratio, established a Minimum Consolidated EBITDA (on a latest twelve months basis) for each of the periods and also established a Minimum Availability (the eligible collateral base less outstanding borrowings and letters of credit) on each day within the nine-month period.

      Subsequent to the Second Amendment's effective date, we determined that we would likely not meet our amended financial covenants. On April 13, 2005, we obtained a further amendment to the Bank of America Credit Agreement (the "Third Amendment"). The Third Amendment eliminates the maximum Consolidated Leverage Ratio and the Minimum Consolidated EBITDA as established by the Second Amendment and adjusts the Minimum Availability such that our eligible collateral must exceed the sum of our outstanding borrowings and letters of credit under the Revolving Credit Facility by at least $5 million from the effective date of the Third Amendment through September 29, 2005 and by at least $7.5 million from September 30, 2005 until the date we deliver our financial statements for the first quarter of 2006 to our lenders. Subsequent to the delivery of the financial statements for the first quarter of 2006, the Third Amendment reestablishes the minimum Fixed Charge Coverage Ratio as originally set forth in the Bank of America Credit Agreement. The Third Amendment also reduces the maximum allowable capital expenditures for 2005 from $15 million to $10 million, and increases the interest rate margins on all of our outstanding borrowings and letters of credit to the largest margins set forth in the Bank of America Credit Agreement. Interest rate margins will return to levels set forth in the Bank of America Credit Agreement subsequent to the delivery of our financial statements for the first quarter of 2006 to our lenders.

      If we are unable to comply with the terms of amended covenants, we could seek to obtain further amendments and pursue increased liquidity through additional debt financing and/or the sale of assets (see discussion above).

Contractual and Commercial Obligations

      We have contractual obligations associated with operating lease agreements (many of which relate to our facilities) in the ordinary course of business.

      Our obligations as of December 31, 2004, are summarized below (in thousands of dollars):


                                                                Due in less         Due in          Due in       Due after
Contractual Cash Obligations                         Total      than 1 year      1-3 years       4-5 years         5 years
----------------------------                         -----      -----------      ---------       ---------         -------
Revolving credit facility [a]                   $   40,166      $       --      $       --      $   40,166      $       --
Term loans                                          18,571           2,857           5,714           5,714           4,286
Operating leases [b]                                29,355           8,170          11,075           6,253           3,857
Severance and restructuring [b]                      2,670           1,323             681             425             241
SESCO payable to Montenay [c]                        3,800           1,050           2,200             550              --
                                                ----------      ----------      ----------      ----------      ----------
Total Contractual Obligations                   $   94,562      $   13,400      $   19,670      $   53,108      $    8,384
                                                ==========      ==========      ==========      ==========      ==========

                                                               Due in less          Due in          Due in       Due after
Other Commercial Commitments                         Total     than 1 year       1-3 years       4-5 years         5 years
----------------------------                         -----     -----------       ---------       ---------         -------
Commercial letters of credit                    $      831      $      831      $       --      $       --      $       --
Stand-by letters of credit                           7,853           7,853              --              --              --
Guarantees [d]                                      23,670           8,370          15,300              --              --
                                                ----------      ----------      ----------      ----------      ----------
Total Commercial Commitments                    $   32,354      $   17,054      $   15,300      $       --      $       --
                                                ==========      ==========      ==========      ==========      ==========

[a] As discussed in the Liquidity and Capital Resources section above, the entire revolving credit facility under the Bank of America Revolving Credit Agreement is classified as a current liability on the Consolidated Statements of Financial Position as a result of the combination in the Bank of America Credit Agreement of 1) lockbox agreements on Katy's depository bank accounts and 2) a subjective Material Adverse Effect (MAE) clause. The Revolving Credit Facility expires in April of 2009.

[b] Future non-cancelable lease rentals are included in the line entitled "Operating leases," which also includes obligations associated with restructuring activities. The Consolidated Balance Sheet at December 31, 2004, includes $3.6 million in discounted liabilities associated with non-cancelable operating lease rentals, net of estimated sub-lease revenues, related to facilities that have been abandoned as a result of restructuring and consolidation activities.

[c] Amount owed to Montenay as a result of the SESCO  partnership,  discussed in
Note 7 to the Consolidated Financial Statements. $1.0 million of this obligation is classified in the Consolidated Balance Sheets as an Accrued Expense in Current Liabilities, while the remainder is included in Other Liabilities, recorded on a discounted basis.

[d] As discussed in Note 7 to the Consolidated  Financial Statements in Part II,
Item 8, SESCO, an indirect wholly-owned subsidiary of Katy, is party to a partnership that operates a waste-to-energy facility, and has certain contractual obligations, for which Katy provides certain guarantees. If the partnership is not able to perform its obligations under the contracts, under certain circumstances SESCO and Katy could be subject to damages equal to the amount of Industrial Revenue Bonds outstanding (which financed construction of the facility) less amounts held by the partnership in debt service reserve funds. Katy and SESCO do not anticipate non-performance by parties to the contracts.

Off-balance Sheet Arrangements

      See Note 7 to the Consolidated Financial Statements in Part II, Item 8 for a discussion of SESCO.

Cash Flow

      Liquidity was negatively impacted during 2004 as a result of lower operating cash flow. We used $8.0 million of operating cash compared to operating cash provided during 2003 of $8.0 million. Debt obligations at December 31, 2004 increased $18.9 million from December 31, 2003. This increase in debt was primarily the result of higher inventory and increased capital expenditures, partially offset by the proceeds from the sale of assets.

Operating Activities

      Cash flow from operating activities before changes in operating assets and discontinued operations was $8.5 million in 2004 versus $23.0 million in 2003. While we had net losses in both periods, these amounts included many non-cash items such as depreciation and amortization, impairments of long-lived assets, the write-off and amortization of debt issuance costs, the gain or loss on the sale of assets and the change in the ownership of our equity method investment. We used $16.5 million and $9.8 million of cash related to operating assets and liabilities during the years ended December 31, 2004 and 2003, respectively. Our operating cash flow was unfavorably impacted in 2004 by an increase in inventory of $11.1 million, due primarily to higher material costs, and increased levels to support higher volumes in the Electrical Products Group and provide higher levels of customer service. By the end of 2004, we were turning our inventory at
5.0 times per year versus 5.6 times per year in 2003. Cash of $7.0 million and $14.7 million was used in 2004 and 2003, respectively, to satisfy severance, restructuring and related obligations. Restructuring and consolidation activities, which are expected to end in 2005, are important to reducing our cost structure to a competitive level. Discontinued operations (Duckback and GC/Waldom) used $5.2 million of cash flow in 2003.

Investing Activities

      Capital expenditures totaled $13.9 million in 2004 as compared to $13.4 million in 2003 as spending for an equipment replacement program (primarily for plastics products) in 2004 was mostly offset by lower capital expenditures related to restructuring and consolidation activities. Anticipated capital expenditures are expected to be significantly lower in 2005 than in 2004, mainly due to an equipment replacement program in 2004. We sold additional assets in 2004 and 2003 for net proceeds of $5.8 million and $2.8 million, respectively. On March 31, 2004, Woods Canada sold its manufacturing facility for net proceeds of $3.2 million and immediately entered into a sale/leaseback arrangement to allow that business unit to occupy this property as a distribution facility. On June 28, 2004, CCP sold its vacant metals facility in Santa Fe Springs, California for net proceeds of $1.9 million. On February 3, 2003, Woods US sold its manufacturing facility in Moorseville, for net proceeds of $1.8 million, of which $0.7 million was used to repay a mortgage loan on that property. In addition to the sale of real estate assets, we received aggregate net proceeds of $23.6 million for the sale of the GC/Waldom and Duckback businesses in 2003.

Financing Activities

      Cash flows from financing activities in 2004 and 2003 reflect the refinancing of our outstanding obligations in April 2004 and February 2003, respectively. Overall, debt increased $18.9 million in 2004 versus a decrease of $5.1 million in 2003. Direct debt costs, primarily associated with the refinance transactions, totaled $1.5 million and $1.6 million in 2004 and 2003, respectively. In 2003, we redeemed for $9.8 million (representing a 40% discount), the remainder of a preferred interest in CCP. During 2004, 12,000 shares of common stock were repurchased on the open market for approximately $0.1 million under our $5.0 million share repurchase program, while in 2003, 482,800 shares of common stock were repurchased on the open market for approximately $2.5 million. On May 10, 2004, we suspended the program after announcing the resumption of the plan on April 20, 2004. We had previously suspended the program in November 2003. There currently are no plans to resume the share repurchase program.

TRANSACTIONS WITH RELATED AND CERTAIN OTHER PARTIES

      In connection with the Contico International, L.L.C. (now CCP) acquisition on January 8, 1999, we entered into building lease agreements with Newcastle Industries, Inc. (Newcastle). Lester Miller, the former owner of CCP, and a Katy director from 1999 to 2000, is the majority owner of Newcastle. Currently, the Hazelwood, Missouri facility is the only property leased directly from Newcastle. Rental expense for these properties approximates market rates. Related party rental expense for the years ended December 31, 2004, 2003 and
2002  was   approximately   $0.5   million,   $0.5  million  and  $0.8  million,
respectively.

      Upon our purchase of the common interest of CCP on January 8, 1999, Newcastle retained a preferred interest in CCP, represented by 329 preferred units, each with a stated value of $100,000, for an aggregate stated value of $32.9 million. The preferred interest yielded an 8% cumulative annual return on its stated value while outstanding, payable quarterly in cash. In connection with the Recapitalization, the Company entered into an agreement with Newcastle to redeem at a 40% discount 165 preferred units, plus accrued distributions thereon, which, as disclosed above, had a stated value prior to the Recapitalization of $32.9 million. We utilized approximately $10.2 million of the proceeds from the Recapitalization for the purpose of redeeming the 165 preferred units. The holder of the preferred interest retained 164 preferred units, with a stated value of $16.4 million. In connection with a previous credit agreement completed in February 2003, the remaining 164 preferred units were redeemed early at a similar 40% discount. We paid Newcastle $0.1 million and $1.3 million of preferred distributions for each of the years ended December 31, 2003 and 2002, respectively, on the preferred units of CCP held by Newcastle. The decreases in distributions were due to the early redemptions of the preferred interest in February 2003 (which was the remainder of the preferred interest) and in June 2001. We do not owe any further distributions.

      Kohlberg & Co., L.L.C., an affiliate of Kohlberg Investors IV, L.P., whose affiliate holds all 1,131,551 shares of our Convertible Preferred Stock, provides ongoing management oversight and advisory services to Katy. We paid $0.5 million annually for such services in 2004, 2003 and 2002. We expect to pay $0.5 million annually in future years.

SEVERANCE, RESTRUCTURING AND RELATED CHARGES

      See Note 19 to the Consolidated Financial Statements in Part II, Item 8 for a discussion of severance, restructuring and related charges.

OUTLOOK FOR 2005

      We experienced strong sales performance during 2004 from the Woods US retail electrical corded products business, offset by lower volumes in our JanSan Plastics, Consumer Plastics and Abrasives business units. Price increases were passed along to our Woods US customers during 2004 as a result of the rise in copper prices in late 2003 and early 2004 and we are implementing additional price increases in 2005. While we anticipate a continued strong top line performance from Woods US, only modest volume growth is expected. We continue to implement price increases for the JanSan Plastics, Container and Consumer
Plastics business units and for our Metal Truck Box business in response to higher raw material costs. However, in the Consumer Plastics business, we face the continuing challenge of passing through price increases to offset these higher costs, and sales volumes have been and will continue to be negatively impacted as a result of raising prices.

      We expect that the continued shipping and production inefficiencies at our Abrasives facilities will result in higher operating costs until the consolidation of two facilities into the Wrens, Georgia facility is completed. We currently believe this consolidation will occur in 2005 and will result in improved profitability of our Abrasives business. The disruption to our Abrasives operations in 2004 resulted in the loss of certain customers. While we expect to recover some of these lost sales in the current year, we may experience additional lost sales in 2005. Early in the fourth quarter of 2004, we experienced a small fire at the Wrens facility. The fire damaged certain production equipment and affected the operations of certain of our production lines. However, we have been able to continue to operate the remainder of our production lines at this facility and have recently obtained equipment allowing us to operate all product lines at this facility.

      Cost of goods sold is subject to variability in the prices for certain raw materials, most significantly thermoplastic resins used in the manufacture of plastic products for the JanSan Plastics and Consumer Plastics businesses. Prices of plastic resins, such as polyethylene and polypropylene have increased steadily from the latter half of 2002 through the early months of 2005. Management has observed that the prices of plastic resins are driven to an extent by prices for crude oil and natural gas, in addition to other factors specific to the supply and demand of the resins themselves. We are equally exposed to price changes for copper at our Woods US and Woods Canada business units. Prices for copper increased in late 2003 and early 2004, stabilized in a historically high range in mid-2004 and increased again in late 2004 and early 2005. Prices for aluminum and steel (raw materials used in our Metal Truck Box business), corrugated packaging material and other raw materials have also accelerated over the past year. We have not employed an active hedging program related to our commodity price risk, but are employing other strategies for managing this risk, including contracting for a certain percentage of resin needs through supply agreements and opportunistic spot purchases. We have experienced cost increases in the prices of primary raw materials used in our products and inflation on other costs such as packaging materials, utilities and freight. In total, these cost increases have continued in the first quarter of 2005, and if sustained throughout 2005, would amount to an increase of over $50 million compared to 2003. In 2004, we passed on about $15 million of these increases through price increases and are announcing additional price increases in the first and second quarters this year. In a climate of rising raw material costs (and especially in 2004), we experience difficulty in raising prices to shift these higher costs to our customers for our plastic products. Our future earnings may be negatively impacted to the extent further increases in costs for raw materials cannot be recovered or offset through higher selling prices. We cannot predict the direction our raw material prices will take during 2005 and beyond.

      Since the Recapitalization, our management has been focused on a number of restructuring and cost reduction initiatives, including the consolidation of facilities, divestiture of non-core operations, selling general and administrative (SG&A) cost rationalization and organizational changes. In the future, we expect to benefit from various profit enhancing strategies such as process improvements (including Lean Manufacturing and Six Sigma), value engineering products, improved sourcing/purchasing and lean administration.

      SG&A expenses declined in 2004 as a percentage of sales versus 2003 and should remain stable as a percentage of sales in 2005. We expect to maintain modest headcount and rental costs for our corporate office. We have completed the process of transferring back-office functions of our Textiles (Wilen), Abrasives (Glit-Microtron portion) and Filters and Grillbricks (Disco) business units from Georgia to Bridgeton, Missouri, the headquarters of CCP. We expect to consolidate administrative processes at our Loren portion of the Abrasives business in 2005 and will continue to evaluate the possibility of further
consolidation  of  administrative   processes.

      Our cost reduction efforts, integration of back office functions and simplifications of our business transactions are all dependent on executing a system integration plan. This plan involves the migration of data across information technology platforms and implementation of new software and hardware. The domestic systems integration plan was substantially completed in October 2003, while we expect the international systems integration plan to be completed during 2005.

      Interest rates rose in the second half of 2004 and we expect rates to continue to rise in 2005. Ultimately, we cannot predict the future levels of interest rates. Until September 30, 2004, interest accrued on the Bank of America Credit Facility borrowings at 175 basis points over applicable LIBOR rates, and at 200 basis points over LIBOR for Term Loan borrowings. In accordance with the Bank of America Credit Agreement, our margins (i.e. the interest rate spread above LIBOR) increased by 25 basis points in the fourth quarter of 2004 based upon certain leverage measurements. Margins increased an additional 25 basis points in the first quarter of 2005 based on our leverage ratio (as defined in the Bank of America Credit Agreement) as of December 31, 2004 and will increase another 50 basis points upon the effective date of the Third Amendment. Margins on the term borrowings will drop 25 basis points if the balance of the Term Loan is reduced below $10.0 million.

      Given our history of operating losses, along with guidance provided by the accounting literature covering accounting for income taxes, we are unable to conclude it is more likely than not that we will be able to generate future taxable income sufficient to realize the benefits of domestic deferred tax assets carried on our books. Therefore, except for our profitable foreign subsidiaries, a full valuation allowance on the net deferred tax asset position was recorded at December 31, 2004 and 2003, and we do not expect to record the benefit of any deferred tax assets that may be generated in 2005. We will continue to record current expense associated with federal, foreign and state income taxes.

      In 2004, our financial performance benefited from favorable currency translation as the British Pound Sterling and the Canadian dollar strengthened throughout the year against the U.S. dollar. While we cannot predict the ultimate direction of exchange rates, we do not expect to see the same favorable impact on our financial performance in 2005.

      We expect our working capital levels to remain constant or improve as a percentage of sales as the liquidation of excess inventory in the first half of 2005 will be offset by higher levels to support increased sales. However, inventory carrying values may be impacted by higher material costs. Cash flow will be used in 2005 for additional costs related to the consolidation of the Abrasives facilities as well as the settlement of previously established restructuring accruals. The majority of these accruals relate to non-cancelable lease obligations for abandoned facilities. These accruals do not create incremental cash obligations in that we are obligated to make the associated payments whether we occupy the facilities or not. The amount we will ultimately pay out under these accruals is dependent on our ability to successfully sublet all or a portion of the abandoned facilities.

      On March 29, 2005, in anticipation of not achieving the minimum Fixed Charge Coverage Ratio or exceeding the maximum Consolidated Leverage Ratio as of the end of the first, second and third quarters of 2005, we obtained the Second Amendment to the Bank of America Credit Agreement. The Second Amendment applied only to the first three quarters of 2005 and the covenants would have returned to their original levels for the fourth quarter of 2005. Specifically, the Second Amendment eliminated the Fixed Charge Coverage Ratio, increased the maximum Consolidated Leverage Ratio, established a Minimum Consolidated EBITDA (on a latest twelve months basis) for each of the periods and also established a Minimum Availability (the eligible collateral base less outstanding borrowings and letters of credit) on each day within the nine-month period.

      Subsequent to the Second Amendment's effective date, we determined that we would likely not meet our amended financial covenants. On April 13, 2005, we obtained a further amendment to the Bank of America Credit Agreement (the "Third Amendment"). The Third Amendment eliminates the maximum Consolidated Leverage Ratio and the Minimum Consolidated EBITDA as established by the Second Amendment and adjusts the Minimum Availability such that our eligible collateral must exceed the sum of our outstanding borrowings and letters of credit under the Revolving Credit Facility by at least $5 million from the effective date of the Third Amendment through September 29, 2005 and by at least $7.5 million from September 30, 2005 until the date we deliver our financial statements for the first quarter of 2006 to our lenders. Subsequent to the delivery of the financial statements for the first quarter of 2006, the Third Amendment reestablishes the minimum Fixed Charge Coverage Ratio as originally set forth in the Bank of America Credit Agreement. The Third Amendment also reduces the maximum allowable capital expenditures for 2005 from $15 million to $10 million, and increases the interest rate margins on all of our outstanding borrowings and letters of credit to the largest margins set forth in the Bank of America Credit Agreement. Interest rate margins will return to levels set forth in the Bank of America Credit Agreement subsequent to the delivery of our financial statements for the first quarter of 2006 to our lenders.

      If we are unable to comply with the terms of the amended covenants, we could seek to obtain further amendments and pursue increased liquidity through additional debt financing and/or the sale of assets. We believe that given our strong working capital base, additional liquidity could be obtained through additional debt financing, if necessary. However, there is no guarantee that such financing could be obtained. In addition, we are continually evaluating alternatives relating to the sale of excess assets and divestitures of certain of our business units. Asset sales and business divestitures present opportunities to provide additional liquidity by de-leveraging our financial position.

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

      - The potential impact of losing lines of business at large mass merchant retailers in the discount and do-it-yourself markets.

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

      Revenue Recognition - Revenue is recognized for all sales, including sales to agents and distributors, at the time the products are shipped and title has transferred to the customer, provided that a purchase order has been received or a contract has been executed, there are no uncertainties regarding customer acceptances, the sales price is fixed and determinable and collection is deemed probable. The Company's standard shipping terms are FOB shipping point. Sales discounts, returns and allowances, and cooperative advertising are included in net sales, and the provision for doubtful accounts is included in selling, general and administrative expenses.

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

      Accounts Receivable - We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer's current creditworthiness, as determined by our review of their current credit information. We continuously monitor collections and payment from our customers and maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified. While such credit losses have historically been within our expectations and the provision established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. Since our accounts receivable are concentrated in a relatively few number of large sized customers, especially our consumer/retail customers, a significant change in the liquidity or financial position of any one of these customers could have a material adverse impact on our ability to collect our accounts receivable and our future operating results.

      Inventories - We value our inventory at the lower of the actual cost to purchase and/or manufacture the inventory or the current estimated market value of the inventory. We regularly review inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on our estimated forecast of product demand and production requirements for the next twelve months. Our accounting policies state that operating divisions are to identify, at a minimum, those inventory items that are in excess of either one year's historical or one year's forecasted usage, and to use business judgment in determining which is the more appropriate metric. Those inventory items must then be evaluated on a lower of cost or market basis for realization. A significant increase in the demand for our products could result in a short-term increase in the cost of inventory purchases while a significant decrease in demand could result in an increase in the amount of excess inventory quantities on hand. Additionally, our estimates of future product demand may prove to be inaccurate, in which case we may have understated or overstated the provision required for excess and obsolete inventory. In the future, if our inventory is determined to be overvalued, we would be required to recognize such costs in our cost of goods sold at the time of such determination. Therefore, although we make every effort to ensure the accuracy of our forecasts of future product demand, any significant unanticipated changes in demand or product developments could have a significant impact on the value of our inventory and our reported operating results. Our reserves for excess and obsolete inventory were $4.7 million and $5.6 million, respectively, as of December 31, 2004 and 2003.

      Goodwill and Impairments of Long-Lived Assets - In connection with certain acquisitions, we recorded goodwill representing the cost of the acquisition in excess of the fair value of the net assets acquired. In accordance with Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Intangible Assets, the fair value of each reporting unit that carries goodwill is determined annually, and the fair value is compared to the carrying value of the reporting unit. If the fair value exceeds the carrying value, then no adjustment is necessary. If the carrying value of the reporting unit exceeds the fair value, appraisals are performed of long-lived assets and other adjustments are made to arrive at a revised fair value balance sheet. This revised fair value balance sheet (without goodwill) is compared to the fair value of the business previously determined, and a revised goodwill amount is reached. If the indicated goodwill amount meets or exceeds the current carrying value of goodwill, then no adjustment is required. However, if the result indicates a reduced level of goodwill, an impairment is recorded to state the goodwill at the revised level. Any future impairments of goodwill determined in accordance with SFAS No. 142 would be recorded as a component of income from continuing operations.

      We review our long-lived assets for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, whenever triggering events indicate that an impairment may have occurred. We monitor our operations to look for triggering events that may cause us to perform an impairment analysis. These events include, among others, loss of product lines, poor operating performance and abandonment of facilities. We determine the lowest level at which cash flows are separately identifiable to perform the future cash flows tests, and apply the results to the assets related to those separately identifiable cash flows. In some cases, this may be at the individual asset level, but in other cases, it is more appropriate to perform this testing at a business unit level (especially when poor operating performance was the triggering event). For assets that are to be held and used, we compare undiscounted future cash flows associated with the asset (or asset group) and determine if the carrying value of the asset (asset group) will be recovered by those cash flows over the remaining useful life of the asset (or of the primary asset of an asset group). If the future undiscounted cash flows indicate that the carrying value of the asset (asset group) will not be recovered, then the asset is marked to fair value. For assets that are to be disposed of by sale or by a means other than by sale, the identified asset (or disposal group if a group of assets or entire business unit) is marked to fair value less costs to sell. In the case of the planned sale of a business unit, SFAS No. 144 indicates that disposal groups should be reported as discontinued operations on the consolidated financial statements if cash flows of the disposal group are separately identifiable. SFAS No. 144 has had an impact on the application of accounting for discontinued operations, making it in general much easier to classify a business unit (disposal group) held for sale as a discontinued operation. The rules covering discontinued operations prior to SFAS No. 144 generally required that an entire segment of a business be planned for disposal in order to classify it as a discontinued operation. We recorded impairments of long-lived assets during 2004, 2003, and 2002 in accordance with SFAS No. 144, which are discussed in Notes 3 and 4 to the Consolidated Financial Statements in Part II., Item 8. We also recorded amounts as discontinued operations in 2003 (and for all periods presented), which are detailed further in Note 6 to the Consolidated Financial Statements.

      Deferred income taxes - We recognize deferred income tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. Deferred income tax assets also include federal, state and foreign net operating loss carry forwards, primarily due to the significant operating losses incurred during recent years, as well as various tax credits. We regularly review our deferred income tax assets for recoverability taking into consideration historical net income (losses), projected future income (losses) and the expected timing of the reversals of existing temporary differences. We establish a valuation allowance when it is more likely than not that these assets will not be recovered. As of December 31, 2004, we had a valuation allowance of $60.0 million. During the year ended December 31, 2004, we increased the valuation allowance by $13.9 million primarily to provide a full reserve against our net deferred tax asset position. Except for certain of our foreign subsidiaries, given the negative evidence provided by our history of operating losses, and considering guidance provided by SFAS No. 109, Accounting for Income Taxes, we were unable to conclude that it is more likely that not that our deferred tax assets would be recoverable through the generation of future taxable income. We will continue to evaluate our valuation allowance requirements based on future operating results and business acquisitions and dispositions, and we may adjust our deferred tax asset valuation allowance. Such changes in our deferred tax asset valuation allowance will be reflected in current operations through our income tax provision.

      Workers' compensation and product liabilities - We make payments for workers' compensation and product liability claims generally through the use of a third party claims administrator. We have purchased insurance coverage for large claims over our self-insured retention levels. Our workers' compensation and health benefit liabilities are developed using actuarial methods based upon historical data for payment patterns, cost trends, and other relevant factors. In order to consider a range of possible outcomes, we have based our estimates of liabilities in this area on several different sources of loss development factors, including those from the insurance industry, the manufacturing industry, and factors developed in-house. Our general approach is to identify a reasonable, logical conclusion, typically in the middle range of the possible outcomes. While we believe that our liabilities for workers' compensation and product liability claims as of December 31, 2004 are adequate and that the judgment applied is appropriate, such estimated liabilities could differ materially from what will actually transpire in the future.

      Environmental and Other Contingencies - We and certain of our current and former direct and indirect corporate predecessors, subsidiaries and divisions are involved in remedial activities at certain present and former locations and have been identified by the United States Environmental Protection Agency, state environmental agencies and private parties as potentially responsible parties
(PRPs) at a number of hazardous waste disposal sites under the Comprehensive Environmental Response, Compensation and Liability Act (Superfund) or equivalent state laws and, as such, may be liable for the cost of cleanup and other remedial activities at these sites. Responsibility for cleanup and other remedial activities at a Superfund site is typically shared among PRPs based on an allocation formula. Under the federal Superfund statute, parties could be held jointly and severally liable, thus subjecting them to potential individual liability for the entire cost of cleanup at the site. Based on our estimate of allocation of liability among PRPs, the probability that other PRPs, many of whom are large, solvent, public companies, will fully pay the costs apportioned to them, currently available information concerning the scope of contamination, estimated remediation costs, estimated legal fees and other factors, we have recorded and accrued for environmental liabilities in amounts that we deem reasonable. The ultimate costs will depend on a number of factors and the amount currently accrued represents our best current estimate of the total costs to be incurred. We expect this amount to be substantially paid over the next one to four years. See Item 3 - LEGAL PROCEEDINGS and Note 18 to the Consolidated Financial Statements in Part II. Item 8.

      Severance, Restructuring and Related Charges - Since the Recapitalization in mid-2001, we have initiated several cost reduction and facility consolidation initiatives including 1) the closure or consolidation of 35 manufacturing, distribution and office facilities 2) the centralization of business units and
3) the outsourcing of our Electrical Products manufacturing to Asia . These initiatives have resulted in significant severance, restructuring and related charges over the past three and one-half years. Included in these charges are one-time termination benefits including severance, benefits and other employee-related costs associated with employee terminations; contract termination costs mostly related to non-cancelable lease liabilities for abandoned facilities, net of sublease revenue; and other costs associated with the moving of inventory, machinery and equipment, consolidation of administrative and operational functions and consultants working on sourcing and other manufacturing and production efficiency initiatives. We expect to substantially complete our restructuring program in 2005. In accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, we recognize costs (including costs for one-time termination benefits) associated with exit or disposal activities as they are incurred. However, charges related to non-cancelable leases require estimates of sublease income and adjustments to these liabilities are possible in the future depending on the accuracy of the sublease assumptions made.

NEW ACCOUNTING PRONOUNCEMENTS

      See Note 2 of the Notes to the Consolidated Financial Statements in Part II, Item 8 for a discussion of new accounting pronouncements and the potential impact to the Company's consolidated results of operations and financial position

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

      Our exposure to market risk associated with changes in interest rates relates primarily to our debt obligations. We currently do not use derivative financial instruments relating to this exposure. Our interest obligations on outstanding debt at December 31, 2004 were indexed from short-term LIBOR (London Inter-bank Offered Rates). We do not believe our exposures to interest rate risks are material to our financial position or results of operations.

      The following table presents as of December 31, 2004, our financial instruments, rates of interest and indications of fair value:

                             Expected Maturity Dates
                             (Amounts in Thousands)

ASSETS

                                   2005         2006         2007         2008          2009      Thereafter     Total   Fair Value
                                   ----         ----         ----         ----          ----      ----------     -----   ----------
Temporary cash investments
       Fixed rate                 $   --       $   --       $   --       $   --       $    --       $   --      $    --    $    --
       Average interest rate          --           --           --           --            --           --           --         --

INDEBTEDNESS

Fixed rate debt                   $   --       $   --       $   --       $   --       $    --       $   --      $    --    $    --
       Average interest rate          --           --           --           --            --           --           --         --
Variable interest rate            $2,857       $2,857       $2,857       $2,857       $47,310       $   --      $58,738    $58,738
       Average interest rate        4.79%        4.79%        4.79%        4.79%         4.53%          --         4.58%        --

Foreign Exchange Risk

      We are exposed to fluctuations in the Euro, British pound, Canadian dollar and various Asian currencies such as the Chinese Renminbi. Some of our subsidiaries make significant U.S. dollar purchases from Asian suppliers, particularly in China, Taiwan and the Philippines. An adverse change in foreign currency exchange rates of Asian countries could result in an increase in the cost of purchases. We do not currently hedge foreign currency transaction or translation exposures. Our net investment in foreign subsidiaries translated into U.S. dollars at December 31, 2004 is $32.3 million. A 10% change in foreign currency exchange rates would amount to $3.3 million change in our net investment in foreign subsidiaries at December 31, 2004.

Commodity Price Risk

      We have not employed an active hedging program related to our commodity price risk, but are employing other strategies for managing this risk, including contracting for a certain percentage of resin needs through supply agreements and opportunistic spot purchases. See Part I - Item 1 - Raw Materials and Part II - Item 7 - OUTLOOK FOR 2005 for a further discussion of our raw materials.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Katy Industries, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of Katy Industries, Inc. and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, in 2002 the Company changed its method of accounting for goodwill to conform to Statement of Financial Accounting Standards No. 142.


/S/ PricewaterhouseCoopers LLP

St. Louis, Missouri
March 29, 2005, except for Note 8,
  which is as of April 13, 2005

                     KATY INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 2004 and 2003
                             (Amounts in Thousands)

                                     ASSETS

                                                                                 2004            2003
                                                                                 ----            ----
CURRENT ASSETS:

     Cash and cash equivalents                                              $   8,525       $   6,748
     Trade accounts receivable, net of allowances of $2,827 and $3,029         66,689          65,197
     Inventories, net                                                          65,674          53,545
     Other current assets                                                       4,233           1,658
                                                                            ---------       ---------

       Total current assets                                                   145,121         127,148
                                                                            ---------       ---------

OTHER ASSETS:

     Goodwill                                                                   2,239          10,215
     Intangibles, net                                                           7,428          22,399
     Other                                                                      9,946          10,352
                                                                            ---------       ---------

       Total other assets                                                      19,613          42,966
                                                                            ---------       ---------

PROPERTY AND EQUIPMENT
     Land and improvements                                                      1,897           3,196
     Buildings and improvements                                                13,537          17,198
     Machinery and equipment                                                  132,825         129,240
                                                                            ---------       ---------

                                                                              148,259         149,634
     Less - Accumulated depreciation                                          (88,529)        (78,040)
                                                                            ---------       ---------

       Property and equipment, net                                             59,730          71,594
                                                                            ---------       ---------

       Total assets                                                         $ 224,464       $ 241,708
                                                                            =========       =========

See Notes to Consolidated Financial Statements.

                     KATY INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 2004 and 2003
                    (Amounts in Thousands, except Share Data)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                               2004             2003
                                                                                               ----             ----
CURRENT LIABILITIES:

     Accounts payable                                                                   $    39,079       $    37,259
     Accrued compensation                                                                     5,269             6,212
     Accrued expenses                                                                        39,939            40,238
     Current maturities, long-term debt                                                       2,857             2,857
     Revolving credit agreement                                                              40,166            36,000
                                                                                        -----------       -----------

        Total current liabilities                                                           127,310           122,566
                                                                                        -----------       -----------

LONG-TERM DEBT, less current maturities                                                      15,714               806

OTHER LIABILITIES                                                                            12,855            16,044
                                                                                        -----------       -----------

        Total liabilities                                                                   155,879           139,416
                                                                                        -----------       -----------

COMMITMENTS AND CONTINGENCIES (Notes 18 and 21)                                                  --                --
                                                                                        -----------       -----------

STOCKHOLDERS' EQUITY
     15% Convertible preferred stock, $100 par value, authorized
        1,200,000 shares, issued and outstanding 1,131,551 shares and 925,750
        shares, respectively, liquidation value $113,155 and $98,396, respectively          108,256            93,507
     Common stock, $1 par value; authorized 35,000,000 shares;
        issued 9,822,204 shares                                                               9,822             9,822
     Additional paid-in capital                                                              25,111            40,441
     Accumulated other comprehensive income                                                   4,564             2,387
     Accumulated deficit                                                                    (57,258)          (21,137)
     Treasury stock, at cost, 1,876,827 shares
        and 1,941,327 shares, respectively                                                  (21,910)          (22,728)
                                                                                        -----------       -----------

        Total stockholders' equity                                                           68,585           102,292
                                                                                        -----------       -----------

        Total liabilities and stockholders' equity                                      $   224,464       $   241,708
                                                                                        ===========       ===========

See Notes to Consolidated Financial Statements.

                     KATY INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 and 2002
                (Amounts in Thousands, Except Per Share Amounts)

                                                                                   2004             2003               2002
                                                                                   ----             ----               ----
Net sales                                                                   $   457,642       $   436,410       $   445,755
Cost of goods sold                                                              396,608           365,563           373,578
                                                                            -----------       -----------       -----------
   Gross profit                                                                  61,034            70,847            72,177
Selling, general and administrative expenses                                     57,283            59,740            63,657
Impairments of long-lived assets                                                 30,831            11,880            21,204
Severance, restructuring and related charges                                      3,505             8,132            19,155
Loss on SESCO joint venture transaction                                              --                --             6,010
                                                                            -----------       -----------       -----------
   Operating loss                                                               (30,585)           (8,905)          (37,849)
Equity in (loss) income of equity method investment (including
   impairment charge of $5.5 million in 2003)                                        --            (5,689)              295
Gain (loss) on sale of assets                                                       278               627              (160)
Interest expense                                                                 (3,968)           (6,193)           (6,205)
Other, net                                                                         (963)           (1,805)              (89)
                                                                            -----------       -----------       -----------

Loss from continuing operations before (provision) benefit
   for income taxes                                                             (35,238)          (21,965)          (44,008)

(Provision) benefit for income taxes from continuing operations                    (883)            3,158            (7,482)
                                                                            -----------       -----------       -----------

Loss from continuing operations before distributions on preferred
       interest of subsidiary                                                   (36,121)          (18,807)          (51,490)

Distributions on preferred interest of subsidiary (net of tax)                       --               (80)           (1,593)

                                                                            -----------       -----------       -----------

Loss from continuing operations                                                 (36,121)          (18,887)          (53,083)

Income (loss) from operations of discontinued businesses (net of tax)                --             2,081            (4,458)
Gain on sale of discontinued businesses (net of tax)                                 --             7,442             3,306
                                                                            -----------       -----------       -----------

Loss before cumulative effect of a change in accounting principle               (36,121)           (9,364)          (54,235)

Cumulative effect of a change in accounting principle (net of tax)                   --                --            (2,514)
                                                                            -----------       -----------       -----------

Net loss                                                                        (36,121)           (9,364)          (56,749)

Gain on early redemption of preferred interest of subsidiary                         --             6,560                --

Payment-in-kind of dividends on convertible preferred stock                     (14,749)          (12,811)          (11,136)
                                                                            -----------       -----------       -----------

Net loss attributable to common stockholders                                $   (50,870)      $   (15,615)      $   (67,885)
                                                                            ===========       ===========       ===========

Loss (earnings) per share of common stock - Basic and diluted
   Loss from continuing operations attributable to common stockholders      $     (6.45)      $     (3.06)      $     (7.67)
   Discontinued operations (net of tax)                                              --              1.16             (0.14)
   Cumulative effect of a change in accounting principle                             --                --             (0.30)
                                                                            -----------       -----------       -----------
   Net loss attributable to common stockholders                             $     (6.45)      $     (1.90)      $     (8.11)
                                                                            ===========       ===========       ===========

See Notes to Consolidated Financial Statements.

                     KATY INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 and 2002
                             (Amounts in Thousands)

                                                      Convertible                     Common                              Other
                                                    Preferred Stock                   Stock              Additional      Compre-
                                               Number of         Par         Number of         Par        Paid-in        hensive
                                                 Shares         Value          Shares         Value       Capital     (Loss) Income
                                               -------------------------------------------------------------------------------------
Balance, January 1, 2002                         700,000      $  69,560      9,822,204      $   9,822    $  58,314       $  (4,625)
Net loss                                              --             --             --             --           --              --
Foreign currency translation adjustment               --             --             --             --           --           1,913
Pension minimum liability adjustment                  --             --             --             --           --            (334)

Comprehensive loss

Issuance of convertible preferred stock
      related to PIK dividends accrued           105,000             --             --             --           --              --
Payment in kind dividends accrued                     --         11,136             --             --      (11,136)             --
Stock option grant                                    --             --             --             --         (477)             --
Other                                                 --             --             --             --           --              --
                                               -------------------------------------------------------------------------------------
Balance, December 31, 2002                       805,000         80,696      9,822,204          9,822       46,701          (3,046)
Net loss                                              --             --             --             --           --              --
Foreign currency translation adjustment               --             --             --             --           --           5,419
Pension minimum liability adjustment                  --             --             --             --           --              14

Comprehensive loss

Purchase of treasury stock                            --             --             --             --           --              --
Issuance of convertible preferred stock
      related to PIK dividends accrued           120,750             --             --             --           --              --
Redemption of preferred
       interest in subsidiary, net of tax             --             --             --             --        6,560              --
Payment in kind dividends accrued                     --         12,811             --             --      (12,811)             --
Other                                                 --             --             --             --           (9)             --
                                               -------------------------------------------------------------------------------------
Balance, December 31, 2003                       925,750         93,507      9,822,204          9,822       40,441           2,387
Net loss                                              --             --             --             --           --              --
Foreign currency translation adjustment               --             --             --             --           --           2,065
Pension minimum liability adjustment                  --             --             --             --           --             112

Comprehensive loss

Purchase of treasury stock                            --             --             --             --           --              --
Issuance of convertible preferred stock
      related to PIK dividends accrued           205,801             --             --             --           --              --
Payment in kind dividends accrued                     --         14,749             --             --      (14,749)             --
Stock option exercise                                 --             --             --             --         (571)             --
Other                                                 --             --             --             --          (10)             --
                                               -------------------------------------------------------------------------------------
Balance, December 31, 2004                     1,131,551      $ 108,256      9,822,204      $   9,822    $  25,111       $   4,564
                                               =====================================================================================

                                                                 Retained                        Compre-
                                                                 Earnings                        hensive        Total
                                                Unearned      (Accumulated       Treasury        Income      Stockholders'
                                               Compensation      Deficit)          Stock         (Loss)         Equity
                                               ---------------------------------------------------------------------------
Balance, January 1, 2002                         $    (106)     $  44,976       $ (20,077)                     $ 157,864
Net loss                                                --        (56,749)             --       $ (56,749)       (56,749)
Foreign currency translation adjustment                 --             --              --           1,913          1,913
Pension minimum liability adjustment                    --             --              --            (334)          (334)
                                                                                                ---------
Comprehensive loss                                                                              $ (55,170)
                                                                                                =========
Issuance of convertible preferred stock
      related to PIK dividends accrued                  --             --              --
Payment in kind dividends accrued                       --             --                                             --
Stock option grant                                      --             --              --                           (477)
Other                                                  106             --            (151)                           (45)
                                               -------------------------------------------------------------------------
Balance, December 31, 2002                              --        (11,773)        (20,228)                       102,172
Net loss                                                --         (9,364)             --       $  (9,364)        (9,364)
Foreign currency translation adjustment                 --             --              --           5,419          5,419
Pension minimum liability adjustment                    --             --              --              14             14
                                                                                                ---------
Comprehensive loss                                                                              $  (3,931)
                                                                                                =========
Purchase of treasury stock                              --             --          (2,520)                        (2,520)
Issuance of convertible preferred stock
      related to PIK dividends accrued                  --             --              --
Redemption of preferred
       interest in subsidiary, net of tax               --             --              --                          6,560
Payment in kind dividends accrued                       --             --              --                             --
Other                                                   --             --              20                             11
                                               -------------------------------------------------------------------------
Balance, December 31, 2003                              --        (21,137)        (22,728)                       102,292
Net loss                                                --        (36,121)             --       $ (36,121)       (36,121)
Foreign currency translation adjustment                 --             --              --           2,065          2,065
Pension minimum liability adjustment                    --             --              --             112            112
                                                                                                ---------
Comprehensive loss                                                                              $ (33,944)
                                                                                                =========
Purchase of treasury stock                              --             --             (75)                           (75)
Issuance of convertible preferred stock
      related to PIK dividends accrued                  --             --              --
Payment in kind dividends accrued                       --             --              --                             --
Stock option exercise                                   --             --             875                            304
Other                                                   --             --              18                              8
                                               -------------------------------------------------------------------------
Balance, December 31, 2004                       $      --      $ (57,258)      $ (21,910)                     $  68,585
                                               =========================================================================

See Notes to Consolidated Financial Statements

                     KATY INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 and 2002
                             (Amounts in Thousands)

                                                                        2004            2003             2002
                                                                        ----            ----             ----
Cash flows from operating activities:
    Net loss                                                        $  (36,121)      $   (9,364)      $  (56,749)
    (Income) loss from discontinued operations                              --           (9,523)      $    1,152
                                                                    ----------       ----------       ----------
       Loss from continuing operations                              $  (36,121)      $  (18,887)      $  (55,597)
    Cumulative effect of a change in accounting principle                   --               --            2,514
    Depreciation and amortization                                       14,266           21,954           19,259
    Impairments of long-lived assets                                    30,831           11,880           21,204
    Write-off and amortization of debt issuance costs                    1,076            2,981            1,605
    (Gain) loss on sale of assets                                         (278)            (627)             160
    Loss on SESCO joint venture transaction                                 --               --            6,010
    Equity in loss (income) of equity method investment                     --            5,689             (295)
    Deferred income taxes                                               (1,228)              --            8,889
                                                                    ----------       ----------       ----------
                                                                         8,546           22,990            3,749
                                                                    ----------       ----------       ----------
    Changes in operating assets and liabilities:
       Accounts receivable                                                (177)          (3,869)           9,591
       Inventories                                                     (11,146)           5,504           (4,150)
       Other assets                                                     (1,313)           1,100              776
       Accounts payable                                                    918             (727)           3,369
       Accrued expenses                                                 (1,662)          (9,679)           6,640
       Other, net                                                       (3,137)          (2,125)           4,997
                                                                    ----------       ----------       ----------
                                                                       (16,517)          (9,796)          21,223
                                                                    ----------       ----------       ----------

    Net cash (used in) provided by continuing operations                (7,971)          13,194           24,972
    Net cash (used in) provided by discontinued operations                  --           (5,159)           6,931
                                                                    ----------       ----------       ----------
    Net cash (used in) provided by operating activities                 (7,971)           8,035           31,903
                                                                    ----------       ----------       ----------

Cash flows from investing activities:
    Capital expenditures of continuing operations                      (13,876)         (13,324)          (9,987)
    Capital expenditures of discontinued operations                         --             (111)            (132)
    Acquisition of subsidiary, net of cash acquired                         --           (1,161)              --
    Collections of notes receivable from sales of subsidiaries              43            1,035              820
    Proceeds from sale of subsidiaries, net                                 --           23,647           13,947
    Proceeds from sale of assets, net                                    5,778            2,839              249
                                                                    ----------       ----------       ----------
    Net cash (used in) provided by investing activities                 (8,055)          12,925            4,897
                                                                    ----------       ----------       ----------

Cash flows from financing activities:
    Net borrowings (repayments) of revolving loans                       4,037           (8,751)         (12,249)
    Proceeds of term loans                                              18,152           20,000               --
    Repayments of term loans                                            (3,244)         (16,337)         (26,393)
    Direct costs associated with debt facilities                        (1,485)          (1,583)            (720)
    Redemption of preferred interest of subsidiary                          --           (9,840)              --
    Repayment of real estate mortgage                                       --             (700)              --
    Repurchases of common stock                                            (75)          (2,520)              --
    Proceeds from the exercise of stock options                            304               --               --
                                                                    ----------       ----------       ----------
    Net cash provided by (used in) financing activities                 17,689          (19,731)         (39,362)
                                                                    ----------       ----------       ----------

Effect of exchange rate changes on cash and cash equivalents               114              677             (432)
                                                                    ----------       ----------       ----------
Net increase (decrease) in cash and cash equivalents                     1,777            1,906           (2,994)
Cash and cash equivalents, beginning of period                           6,748            4,842            7,836
                                                                    ----------       ----------       ----------
Cash and cash equivalents, end of period                            $    8,525       $    6,748       $    4,842
                                                                    ==========       ==========       ==========

See Notes to Consolidated Financial Statements

                     KATY INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        As of December 31, 2004 and 2003
                  (Thousands of dollars, except per share data)

Note 1. ORGANIZATION OF THE BUSINESS

      The Company is organized into two operating segments: the Maintenance Products Group and the Electrical Products Group. The activities of the Maintenance Products Group include the manufacture and distribution of a variety of commercial cleaning supplies and consumer home and automotive storage products. The Electrical Products Group is a distributor of consumer electrical corded products. Principal geographic markets are in the United States, Canada, and Europe and include the sanitary maintenance, foodservice, mass merchant retail, home improvement and automotive, markets.

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

      As part of the continuous evaluation of its operations, Katy has acquired and disposed of certain of its operating units in recent years. Those which affected the Consolidated Financial Statements for the years ended December 31, 2003 and 2002 are discussed in Note 6.

      At December 31, 2004, the Company owns 30,000 shares of common stock, a 43% interest, in Sahlman Holding Company, Inc. (Sahlman) that is accounted for under the equity method. Sahlman is engaged in the business of harvesting shrimp off the coast of South and Central America and shrimp farming in Nicaragua. As of December 31, 2004 and 2003, the investment balance was $1.6 million. See Note 5 on impairment of equity method investment.

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

      Advertising   Costs  -   Advertising   costs  are  expensed  as  incurred.
Advertising costs expensed in 2004, 2003 and 2002 were $3.8 million, $3.3 million and $3.9 million, respectively.

      Accounts Receivable and Allowance for Doubtful Accounts - Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company's best estimate of the amount of probable credit losses in its existing accounts receivable. The Company determines the allowance based on its historical write-off experience. The Company reviews its allowance for doubtful accounts quarterly, which includes a review of past due balances over 90 days and over a specified amount for collectibility. All other balances are reviewed on a pooled basis by market distribution channels. Account balances are charged off against the allowance when the Company determines it is probable the receivable will not be recovered. The Company does not have any off-balance-sheet credit exposure related to its customers. Charges to expense for probable credit losses were $3.1 million, $3.2 million and $3.7 million in 2004, 2003 and 2002, respectively.

      Inventories - Inventories are stated at the lower of cost or market value, and reserves are established for excess and obsolete inventory (shown below in the table as "Inventory reserves") in order to ensure proper valuation of inventories. Cost includes materials, labor and overhead. At December 31, 2004 and 2003, approximately 39% and 35%, respectively, of Katy's inventories were accounted for using the last-in, first-out (LIFO) method, while the remaining inventories were accounted for using the first-in, first-out (FIFO) method. Current cost, as determined using the FIFO method, exceeded LIFO cost by $4.7 million and $1.9 million at December 31, 2004 and 2003, respectively. The components of inventories are:

                                                           December 31,
                                                  ------------------------------
                                                    2004                  2003
                                                    ----                  ----
                                                       (Amounts in Thousands)

Raw materials                                     $ 23,220             $ 18,664
Work in process                                      1,826                1,573
Finished goods                                      45,299               38,938
Inventory reserves                                  (4,671)              (5,630)
                                                  --------             --------
                                                  $ 65,674             $ 53,545
                                                  ========             ========

      Goodwill - In connection with certain acquisitions, the Company recorded goodwill representing the cost of the acquisition in excess of the fair value of the net assets acquired. Beginning in 2002, goodwill is not amortized in accordance with Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Intangible Assets. The fair value of each reporting unit that carries goodwill is determined annually, and the fair value is compared to the carrying value of the reporting unit. If the fair value exceeds the carrying value, then no adjustment is necessary. If the carrying value of the reporting unit exceeds the fair value, appraisals are performed of long-lived assets and other adjustments are made to arrive at a revised fair value balance sheet. This revised fair value balance sheet (without goodwill) is compared to the fair value of the business previously determined, and a revised goodwill amount is reached. If the indicated goodwill amount meets or exceeds the current carrying value of goodwill, then no adjustment is required. However, if the result indicates a reduced level of goodwill, an impairment is recorded to state the goodwill at the revised level. Any future impairments of goodwill determined in accordance with SFAS No. 142 would be recorded as a component of income from continuing operations. See Note 3.

      Property and Equipment - Property and equipment are stated at cost and depreciated over their estimated useful lives: buildings (10-40 years) generally using the straight-line method; machinery and equipment (3-20 years) using straight-line or composite methods; tooling (5 years) using the straight-line method; and leasehold improvements using the straight-line method over the remaining lease period or useful life, if shorter. Costs for repair and maintenance of machinery and equipment are expensed as incurred, unless the result significantly increases the useful life or functionality of the asset, in which case capitalization is considered. Depreciation expense from continuing operations for 2004, 2003 and 2002 was $12.5 million, $19.8 million, and $16.6 million, respectively.

      Katy adopted SFAS No. 143, Accounting for Asset Retirement Obligations, on January 1, 2003 (SFAS No. 143). SFAS No. 143 requires that an asset retirement obligation associated with the retirement of a tangible long-lived asset be recognized as a liability in the period in which it is incurred or becomes determinable, with an associated increase in the carrying amount of the related long-term asset. The cost of the tangible asset, including the initially recognized asset retirement cost, is depreciated over the useful life of the asset. In accordance with SFAS No. 143, the Company has recorded as of December 31, 2004 an asset of $0.9 million and related liability of $1.2 million for retirement obligations associated with returning certain leased properties to the respective lessors upon the termination of the lease arrangements. A summary of the changes in asset retirement obligation since the date of adoption is included in the table below (in thousands):

      January 1, 2003, balance upon adoption of SFAS No. 143                 $ 1,026
         Obligations incurred                                                    148
         Accretion expense                                                        19
         Abandonment obligations settled through property divestitures           (34)
         Changes in estimates, including timing                                   11
                                                                             -------
      SFAS No. 143 Obligation at December 31, 2003                           $ 1,170
         Accretion expense                                                        49
         Changes in estimates, including timing                                   18
                                                                             -------
      SFAS No. 143 Obligation at December 31, 2004                           $ 1,237
                                                                             =======

      Impairment of Long-lived Assets - Long-lived assets are reviewed for impairment if events or circumstances indicate the carrying amount of these assets may not be recoverable through future undiscounted cash flows. If this review indicates that the carrying value of these assets will not be recoverable, based on future undiscounted net cash flows from the use or disposition of the asset, the carrying value is reduced to fair value. Katy adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets on January 1, 2002. See Note 4.

      Income Taxes - Income taxes are accounted for using a balance sheet approach known as the liability method. The liability method accounts for deferred income taxes by applying the statutory tax rates in effect at the date of the balance sheet to the differences between the book basis and tax basis of the assets and liabilities. The Company records a valuation allowance when it is more likely than not that some portion or all of the deferred income tax asset will not be realizable. See Note 14.

      Foreign Currency Translation - The results of the Company's foreign subsidiaries are translated to U.S. dollars using the current-rate method. Assets and liabilities are translated at the year end spot exchange rate, revenue and expenses at average exchange rates and equity transactions at historical exchange rates. Exchange differences arising on translation are recorded as a component of accumulated other comprehensive income (loss). Katy recorded gains (losses) on foreign exchange transactions (included in other, net in the Consolidated Statement of Operations) of $0.3 million, ($0.6 million) and ($0.4 million), in 2004, 2003 and 2002, respectively.

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

      Stock Options and Other Stock Awards - The Company follows the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, regarding accounting for stock options and other stock awards. APB Opinion No. 25 dictates a measurement date concept in the determination of compensation expense related to stock awards including stock options, restricted stock, and stock appreciation rights. Katy's outstanding stock options all have established measurement dates and therefore, fixed plan accounting is applied, generally resulting in no compensation expense for stock option awards. However, the Company has issued stock appreciation rights, stock awards and restricted stock awards which are accounted for as variable stock compensation awards for which compensation expense is recorded. Compensation (income) expense associated with the vesting of stock appreciation rights was ($0.1 million), $1.0 million and $13.0 thousand in 2004, 2003 and 2002, respectively. Compensation expense relative to stock awards was $8.9 thousand, $6.5 thousand and $8.0 thousand in 2004, 2003 and 2002, respectively. Compensation expense recorded associated with restricted stock awards was zero, $13.0 thousand, and $0.1 million in 2004, 2003 and 2002, respectively. Compensation expense for stock awards and stock appreciation rights is recorded in selling, general and administrative expenses in the Consolidated Statements of Operations.

      Application of SFAS No. 123, Accounting for Stock-Based Compensation, if fully adopted by the Company, would change the method for recognition of expense related to option grants to employees. Under SFAS No. 123, compensation cost would be recorded based upon the fair value of each option at the date of grant using an option-pricing model that takes into account as of the grant date the exercise price and expected life of the option, the current price of the underlying stock and its expected volatility, expected dividends on the stock and the risk-free interest rate for the expected term of the option. Options granted during 2004, 2003 and 2002 totaled 6,000, 36,000 and 295,000, respectively. The weighted average fair value for stock options granted during 2004, 2003 and 2002 is $5.91, $4.76 and $3.62, respectively.

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

      The fair value of each option grant is estimated on the date of grant using a Black-Scholes option-pricing model with the following assumptions: dividend yield from 0% to 3.53%; expected volatility at 56.26%; risk-free interest rates ranging from 4.0% to 6.40%; and expected lives of nine to ten years. Had compensation cost been determined based on the fair value method of SFAS No. 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below (thousands of dollars, except per share data).

                                                                       For the years ended December 31,
                                                               --------------------------------------------
                                                                      2004            2003             2002
                                                                      ----            ----             ----
Net loss attributable to common stockholders, as reported      $  (50,870)      $  (15,615)      $  (67,885)
Deduct: Total stock-based employee
    compensation expense determined under fair
    value based method for all awards, net of
    related tax effects                                             1,852              378              281
                                                               ----------       ----------       ----------

Pro forma net loss                                             $  (52,722)      $  (15,993)      $  (68,166)
                                                               ==========       ==========       ==========

Earnings per share
    Basic and diluted-as reported                              $    (6.45)      $    (1.90)      $    (8.11)
                                                               ==========       ==========       ==========
    Basic and diluted-pro forma                                $    (6.69)      $    (1.95)      $    (8.14)
                                                               ==========       ==========       ==========

      The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts.

      New Accounting Pronouncements

      On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act") became law in the U.S. The Act introduces a prescription drug benefit under Medicare, as well as a federal subsidy to sponsors of retiree health care benefit plans that provide retiree benefits in certain circumstances. FASB Staff Position (FSP) 106--2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("FSP 106--2"), issued in May 2004, requires measures of the accumulated postretirement benefit obligation ("APBO") and net periodic postretirement benefit cost ("NPPBC") to reflect the effects of the Act. FSP 106--2 is effective for the Company in the third quarter of fiscal 2004, however Katy had chosen to defer adoption until its next measurement date, subject to the final provisions of the Act. While the Company expects that it may be entitled to the Federal subsidy for certain of its plans, management has estimated that the effect of the Act on the Company's accumulated postretirement benefit obligations will not be material. See Note 9 of the Notes to the Consolidated Financial Statements of this Annual Report for the disclosures required by FSP 106-2.

      In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4 (SFAS 151). SFAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and spoilage. In addition, SFAS 151 requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company expects the adoption of SFAS 151 will not have a material impact on its results of operations and financial position.

      In December 2004, the FASB issued Statement No. 123 (revised 2004), Share-Based Payment (SFAS 123R), which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. SFAS 123R supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB
25), and amends FASB Statement No. 95, Statement of Cash Flows. The approach to quantifying stock-based compensation expense in SFAS 123R is similar to SFAS
123. However, the revised statement requires all share-based payments to employees, including grants of employee stock options, to be recognized as an expense in the Consolidated Statements of Operations based on their fair values as they are earned by the employees under the vesting terms. Pro forma disclosure of stock-based compensation expense, as is the Company's practice under SFAS 123, will not be permitted after the first half of 2005, since SFAS 123R must be adopted no later than the first interim or annual period beginning after June 15, 2005. The Company expects to follow the "modified prospective" method of adoption of SFAS 123R whereby earnings for prior periods will not be restated as though stock based compensation had been expensed, rather than the "modified retrospective" method of adoption which would entail restatements of previously published earnings. The Company is currently evaluating the effect of this Statement on the Company, which will be dependent in large part upon future equity-based grants.

      In December 2004, the FASB issued FSP No. 109-1, Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004. The American Jobs Creation Act of 2004 includes a tax deduction of up to 9% of the lesser of qualified production activities income, as defined, or taxable income, after the deduction for the utilization of any net operating loss carryforwards. The FSP clarified that this deduction should be accounted for as a special tax deduction in accordance with SFAS No. 109. The Company expects that due to its net operating loss carryforwards and its full domestic valuation allowance, the new deduction will have no impact on income tax expense for fiscal years 2005 and 2006.

      In December 2004, the FASB issued FSP No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American
Jobs Creation Act of 2004. The Company has completed its review of the Repatriation Provision and has concluded that it will not benefit from the Act due to the Company's current tax position. As a result, the Repatriation Provision did not have any impact on income tax expense during fiscal 2004. See
Note 14.

      Reclassifications   -  Certain   amounts   from  prior   years  have  been
reclassified to conform to the 2004 financial statement presentation.

Note 3. GOODWILL AND INTANGIBLE ASSETS

      During 2002, Katy completed the transition to SFAS No. 142 with regard to accounting and reporting of goodwill and other intangible assets.

      The first phase in the determination of potential transitional goodwill impairment was completed in the second quarter of 2002. Valuations of six Katy reporting units' carrying values were completed. Those reporting units were Contico, Disco (Disco), Duckback Products, Inc. (Duckback), Gemtex, Ltd. (Gemtex), Loren Products (Loren) and GC/Waldom Electronics, Inc. (GC/Waldom). Contico
is now represented by the JanSan Plastics, Consumer Plastics, Metal Truck Box and Container business units of Continental Commercial Products, L.L.C. (CCP), while Disco is now referred to as the Filters and Grillbricks business unit of CCP and Loren is now part of the Abrasives business unit of CCP. Duckback and GC/Waldom are discontinued operations. The analyses indicated that the fair values were less than the carrying values for three of the six reporting units:
Contico, Loren and GC/Waldom. The second phase in the determination of the transitional goodwill impairment was completed by September 30, 2002. Independent appraisals were obtained on the relevant reporting units' property, plant and equipment and intangible assets. The fair value balance sheets as of December 31, 2001 which resulted from this work indicated that transitional goodwill impairment charges of $4.2 million (pre-tax) were required at the Loren and GC/Waldom reporting units. The goodwill of the Contico business unit, which was also evaluated in the second phase of the project, was determined to have a carrying value that was not in excess of fair value as of December 31, 2001. The transitional goodwill impairment of $4.2 million ($2.5 million, net of tax) is presented in the Consolidated Statements of Operations as a cumulative effect of a change in accounting principle in accordance with SFAS No. 142. Loren is part of the Maintenance Products Group and GC/Waldom was formerly part of the Electrical Products Group. In accordance with SFAS No. 142, Katy evaluated the carrying value of goodwill balances at the reporting units as of December 31, 2002, and determined that no further impairments were required. During 2004, the Company determined that there was impairment to the goodwill associated with JanSan Plastics, Consumer Plastics and Container business units (collectively, US Plastics) in the amount of $8.0 million. In 2003, the Company determined there was impairment associated with its Abrasives Canada (Gemtex) business unit of $0.3 million. See Note 4 for further discussion of impairments

      Below is a summary of activity (all in the Maintenance Products Group) in the goodwill accounts since December 31, 2002 (in thousands):

              Goodwill at December 31, 2002            $ 10,543
                   Impairment charge                       (328)
                                                       --------
              Goodwill at December 31, 2003              10,215
                   Impairment charge                     (7,976)
                                                       --------
              Goodwill at December 31, 2004            $  2,239
                                                       ========

      The Company adopted the non-amortization provisions of SFAS No. 142 for goodwill and indefinite-lived intangibles during the first quarter of 2002.

      Following is detailed information regarding Katy's intangible assets (in thousands):

                                                       December 31,
                                              ---------------------------
                                                    2004             2003
                                                    ----             ----
      Customer lists                          $   10,976       $   21,890
      Trade names                                  6,577            9,160
      Patents                                      2,932            2,689
                                              ----------       ----------

           Subtotal                               20,485           33,739
      Accumulated amortization                   (13,057)         (11,340)
                                              ----------       ----------

      Intangible assets, net                  $    7,428       $   22,399
                                              ==========       ==========

      Katy reviews its definite-lived intangible assets for impairment purposes whenever events or circumstances indicate that the carrying amount may not be recoverable, in accordance with SFAS No. 144. All of Katy's intangible assets are definite-lived intangibles. The Company recorded impairments related to certain patents, customer lists and trademarks in 2004, 2003 and 2002. See Note 4 for further discussion of these impairments.

      Katy recorded amortization expense on intangible assets of $1.7 million, $2.1 million and $2.6 million in 2004, 2003 and 2002, respectively. Estimated aggregate future amortization expense related to intangible assets is as follows (in thousands):

                    2005                     $678
                    2006                      648
                    2007                      630
                    2008                      620
                    2009                      576

Note 4. IMPAIRMENTS OF LONG-LIVED ASSETS

      The  Company  operates  three  businesses  in the United  States  that are engaged in the manufacture and distribution of plastics products, JanSan Plastics, Consumer Plastics and Container (collectively, US Plastics). Since all of these business units essentially share long-lived assets, namely manufacturing equipment and certain intangibles, it is difficult to attribute separately identifiable cash flows emanating from each of the units. Therefore, in accordance with guidance provided in SFAS No. 142, SFAS No. 144 and EITF Topic D-101, Clarification of Reporting Unit Guidance in Paragraph 30 of FASB Statement No. 142, the Company determined that the appropriate level of testing for impairment under SFAS No. 142 and SFAS No. 144 was at the US Plastics combination of units. In the fourth quarter of 2004, the profitability of the Consumer Plastics business unit declined sharply as the Company was unable to pass along sufficient selling price increases to combat the accelerating cost of resin (a key raw material used in the US Plastics units). The Company believes that future earnings and cash flow could be negatively impacted to the extent further increases in resin and other raw material costs cannot be offset or recovered through higher selling prices. In accordance with SFAS No. 142, the Company (through an independent third party valuation firm) performed an analysis of discounted future cash flows which indicated that the book value of the US Plastics units was significantly greater than the fair value of those businesses. In addition, as a result of the goodwill analysis, the Company also assessed whether there had been an impairment of the long-lived assets in accordance with SFAS No.144. The Company concluded that the book value of equipment, a customer list intangible and trademark associated with the US Plastics business unit significantly exceeded the fair value and impairment had occurred. Accordingly, the Company recognized an impairment loss and related charge of $29.9 million in 2004. The charges include $8.0 million related to goodwill, $8.4 million related to machinery and equipment, $10.9 million related to a customer list and $2.6 million related to the trademark. Also in 2004, the Company recorded impairment charges of $0.8 million related to property and equipment at its Metal Truck Box business unit and $0.1 million related to certain assets at the Woods US business unit.

      During 2003, the Company recorded impairments of property, plant and equipment of $9.3 million. Charges included $7.2 million related to idle and obsolete equipment, tooling and leasehold improvements at certain CCP facilities in Missouri and California, $1.3 million of obsolete or idled assets related to the closure of Abrasives facilities in Lawrence, Massachusetts and Pineville, North Carolina and the subsequent consolidation into the Wrens, Georgia facility, and $0.4 million of obsolete molds and tooling at our plastics facility in the United Kingdom. In addition, impairments of $0.4 million were recorded for certain equipment at the Woods and Woods Canada business units in connection with the shutdown of their manufacturing operations. At December 31, 2003, the Company's annual goodwill impairment analysis resulted in a charge of $0.3 million at the Abrasives Canada (Gemtex) business unit due to the decline in profitability of that business resulting from increasing foreign competition. In addition, $2.3 million of patents of the Abrasives Canada business unit were impaired as it was determined that future cash flows of this business could not support the carrying value of its intangible assets.

      In 2002, the Company recorded impairments of property, plant and equipment of $16.9 million. CCP impaired certain assets (principally molds and tooling assets associated with the Consumer Plastics business unit) totaling $15.3 million. The impairments were the result of analyses indicating insufficient future cash flows over the remaining useful life of the assets to cover the carrying values of the assets. Given the unique nature of molds for specific products, the fair values are often less than historical cost, resulting in impairments. The Textiles business unit recorded asset impairments of $1.2 million, resulting from management decisions on the future use of certain manufacturing assets in their Atlanta, Georgia facility. In addition, Woods US impaired $0.4 million of equipment as a result of the closure of its manufacturing operations in December 2002. Also during 2002, Katy determined that the carrying value of a customer list intangible asset at the Consumer Plastics business unit would not be recovered by projected future undiscounted cash flows. As a result, an impairment charge of $3.6 million was recorded during 2002, reducing the carrying value of that customer list intangible to $6.8 million at December 31, 2002. Also during 2002, Katy recognized an impairment charge of $0.7 million on the trademark intangible asset at the Textiles (Wilen) business unit. Poor performance in the Textiles unit in recent years had driven the profitability of that business to very low levels (including some years with operating losses). This performance continued in 2002, and it was determined that these performance levels negated the relative value of the trademark intangible.

Note 5. IMPAIRMENT OF EQUITY METHOD INVESTMENT

      During the third quarter of 2003, Katy reduced the carrying value of its 43% equity investment in Sahlman to $1.6 million, resulting in a charge to operations of $5.5 million.

      Sahlman is in the business of harvesting shrimp off the coast of South and Central America, and farming shrimp in Nicaragua and its customers are primarily in the United States. Sahlman experienced poor results of operations in 2002, primarily as a result of producers receiving very low prices for shrimp. Increased foreign competition, especially from Asia, has had a significant downward impact on shrimp prices in the United States. Upon review of Sahlman's results for 2002 and through the second quarter of 2003, and after initial study of the status of the shrimp industry and markets in the United States, Katy evaluated the business further to determine if there had been a loss in the value of the investment that was other than temporary. Per ABP No. 18, The Equity Method for of Accounting for Investments in Common Stock, losses in the value of equity investments that are other than temporary should be recognized.

      Based upon the results of a third party appraisal, Katy estimated the fair value of the Sahlman business through a liquidation value analysis whereby all of Sahlman's assets would be sold and all of its obligations would be settled. Also based on the aforementioned appraisal, Katy evaluated the business by using various discounted cash flow analyses, estimating future free cash flows of the business with different assumptions regarding growth, and reducing the value of the business arrived at through this analysis by its outstanding debt. All values were then multiplied by 43%, Katy's investment percentage. The answers derived by each of the three assumption models were then probability weighted. As a result, Katy concluded that $1.6 million was a reasonable estimate of the value of its investment in Sahlman. Based on its assessment at December 31, 2004, the Company continues to believe that $1.6 million is a reasonable estimate of its investment in Sahlman.

Note 6. DISCONTINUED OPERATIONS

      Three of Katy's operations have been classified as discontinued operations as of December 31, 2002, and for the years ended December 31, 2003 and 2002, in accordance with SFAS No. 144, Accounting for the Impairments or Disposal of Long Lived Assets. There was no discontinued operations activity in 2004.

      Duckback Products, Inc. (Duckback) was sold on September 16, 2003, with Katy collecting net proceeds of $16.2 million. The proceeds were used to pay down a portion of the Company's term loans and revolving credit facility. Duckback generated operating profit of $3.1 million ($2.0 million after-tax) in 2003 (prior to its sale) versus $2.8 million ($1.7 million after tax) in 2002. A gain of $11.7 million ($7.6 million net of tax) was recognized in the third quarter of 2003 as a result of the sale.

      GC/Waldom Electronics, Inc. (GC/Waldom) was held for sale at December 31, 2002 and was sold on April 2, 2003, with Katy collecting net proceeds of $7.4 million. The proceeds were used to pay down a portion of the Company's term loans ($2.2 million), as well as the Company's revolving credit facility. GC/Waldom reported operating profit of $0.1 million ($0.1 million after-tax) in 2003 (prior to its sale) versus a loss of $6.4 million (with no related tax benefit) in 2002. The loss in 2002 includes a charge of $6.2 million related to the reduction in carrying value of GC/Waldoms's net assets as Katy anticipated the sale of this business in early 2003 and indications were that a book loss was probable. A loss of $0.3 million ($0.2 million net of tax) was recognized in the second quarter of 2003 as a result of the sale.

      Hamilton Precision Metals, L.P. (Hamilton) was sold on October 31, 2002, with Katy collecting net proceeds of $13.9 million. These proceeds were used primarily to pay off the remaining balance of the Company's then outstanding term debt. The Company is entitled to receive additional payments dependent upon the occurrence of certain events associated with Hamilton's financial performance in 2004, however the Company does not anticipate that it will receive any proceeds for 2004. This contingent amount has not been recorded as a receivable on the Consolidated Balance Sheets. Hamilton generated operating profit of $1.6 million ($0.2 million after-tax) in 2002 (prior to its sale) and a gain of $5.5 million ($3.3 million net of tax) was recognized in the fourth quarter of 2002 as a result of the sale.

      Duckback was previously presented as part of the Maintenance Products Group for segment reporting purposes, while both Hamilton and GC/Waldom were previously presented as part of the Electrical Products Group. Management and the board of Katy determined that these businesses were not core to the Company's long-range strategic goals.

      The historical operating results have been segregated as discontinued operations on the Consolidated Statements of Operations. As of December 31, 2004 and December 31, 2003, there were no discontinued operations.

      Selected financial data for discontinued operations is summarized as follows (in thousands):

                                                               2004            2003            2002
                                                           ----------      ----------      ----------
      Net sales                                            $       --      $   18,896      $   47,126
      Pre-tax operating profit (loss)                      $       --      $    3,201      $   (1,988)
      Pre-tax gain on sale of discontinued operations      $       --      $   11,449      $    5,462

Note 7. SESCO PARTNERSHIP

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

      The Company made a payment of $1.0 million in July 2004 on the $6.6 million note. The table below schedules the remaining payments as of December 31, 2004 which are reflected in accrued expenses and other liabilities in the Consolidated Balance Sheet (in thousands):

                           2005           1,050
                           2006           1,100
                           2007           1,100
                           2008             550
                                        -------
                                        $ 3,800
                                        =======

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

      Based on an opinion from outside legal counsel, SESCO has a legally enforceable right to offset amounts it owes to the Authority under the loan agreement against amounts that are owed from the Authority under the service agreement. At December 31, 2004, this amount was $23.7 million. Accordingly, the amounts owed to and due from SESCO have been netted for financial reporting purposes and are not shown on the Consolidated Balance Sheets.

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

      Following are scheduled principal repayments on the loan agreement (and the Industrial Revenue Bonds) (in thousands):

                           2005                8,370
                           2006               15,300
                                            --------
                          Total             $ 23,670
                                            ========

Note 8. INDEBTEDNESS

      On April 20, 2004, the Company completed a refinancing of its outstanding indebtedness (the "Refinancing") and entered into a new agreement with Bank of America Business Capital (formerly Fleet Capital Corporation) (the "Bank of America Credit Agreement"). Like the previous credit agreement with Fleet Capital Corporation, the Bank of America Credit Agreement is a $110 million facility with a $20 million term loan ("Term Loan") and a $90 million revolving credit facility ("Revolving Credit Facility") with essentially the same terms as the previous credit agreement. The Bank of America Credit Agreement is an asset-based lending agreement and involves a syndicate of four banks, all of which participated in the syndicate from the previous credit agreement. Since the inception of the previous credit agreement, Katy had repaid $18.2 million of the previous Term Loan. The ability to repay that loan on a faster than anticipated timetable was primarily due to funds generated by the sale of GC/Waldom in April 2003, the sale of Duckback in September 2003 and various sales of excess real estate. The additional funds raised by the Term Loan were used to pay down revolving loans (after costs of the transaction), creating additional borrowing capacity. In addition, the Bank of America Credit Agreement contains credit sub-facilities in Canada and the United Kingdom which will allow the Company to borrow funds locally in these countries and provide a natural hedge against currency fluctuations.

      Under the Bank of America Credit Agreement, the Term Loan has a final maturity date of April 20, 2009 with quarterly payments of $0.7 million. The Term Loan is collateralized by the Company's property, plant and equipment. The Revolving Credit Facility also has an expiration date of April 20, 2009 and its borrowing base is determined by eligible inventory and accounts receivable. Unused borrowing availability on the Revolving Credit Facility was $33.0 million at December 31, 2004.

      Below is a summary of the sources and uses associated with the funding of the Bank of America Credit Agreement (in thousands):

   Sources:
   Term Loan incremental borrowings                                             $18,152
                                                                                =======

   Uses:
   Repayment of Revolving Credit Facility borrowings                            $16,713
   Certain costs associated with the Bank of America Credit Agreement             1,439
                                                                                -------
                                                                                $18,152
                                                                                =======

      All extensions of credit under the Bank of America Credit Agreement are collateralized by a first priority security interest in and lien upon the capital stock of each material domestic subsidiary (65% of the capital stock of each material foreign subsidiary), and all present and future assets and properties of Katy. Customary financial covenants and restrictions apply under the Bank of America Credit Agreement. Until September 30, 2004, interest accrued on Revolving Credit Facility borrowings at 175 basis points over applicable LIBOR rates, and at 200 basis points over LIBOR for borrowings under the Term Loan. In accordance with the Bank of America Credit Agreement, margins (i.e. the interest rate spread above LIBOR) increased by 25 basis points in the fourth quarter of 2004 based upon certain leverage measurements. Margins increased an additional 25 basis points in the first quarter of 2005 based on our leverage ratio (as defined in the Bank of America Credit Agreement) as of December 31, 2004 and will increase another 50 basis points upon the effective date of the Third Amendment (see below). Additionally, margins on the Term Loan will drop an additional 25 basis points if the balance of the Term Loan is reduced below $10.0 million. Interest accrues at higher margins on prime rates for swing loans, the amounts of which were nominal at December 31, 2004.

      Long-term debt consists of the following:

                                                                                 December 31,
                                                                          --------------------------
                                                                            2004             2003
                                                                            ----             ----
                                                                             (Amounts in Thousands)
Term loan payable under Fleet Credit Agreement, interest based on
      LIBOR and Prime Rates (4.75%-5.75%), due through 2009              $   18,571       $    3,663
Revolving loans payable under the Bank of America Credit Agreement,
      interest based on LIBOR and Prime Rates (4.375 - 5.50%)                40,166           36,000
                                                                         ----------       ----------
Total debt                                                                   58,737           39,663
Less revolving loans, classified as current (see below)                     (40,166)         (36,000)
Less current maturities                                                      (2,857)          (2,857)
                                                                         ----------       ----------
Long-term debt                                                           $   15,714       $      806
                                                                         ==========       ==========

      Aggregate remaining scheduled maturities of the Term Loan as of December 31, 2004 are as follows (in thousands):

                               2005              $2,857
                               2006               2,857
                               2007               2,857
                               2008               2,857
                               2009               7,143

      The Revolving Credit Facility under the Bank of America Credit Agreement requires lockbox agreements which provide for all receipts to be swept daily to reduce borrowings outstanding. These agreements, combined with the existence of a material adverse effect ("MAE") clause in the Bank of America Credit Agreement, cause the Revolving Credit Facility to be classified as a current liability per guidance in Emerging Issues Task Force Issue No. 95--22, Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement. The Company does not expect to repay, or be required to repay, within one year, the balance of the Revolving Credit Facility classified as a current liability. The MAE clause, which is a typical requirement in commercial credit agreements, allows the lenders to require the loan to become due if they determine there has been a material adverse effect on the Company's operations, business, properties, assets, liabilities, condition or prospects. The classification of the Revolving Credit Facility as a current liability was a result only of the combination of the lockbox agreements and the MAE clause. The Revolving Credit Facility does not expire or have a maturity date within one year, but rather has a final expiration date of April 20, 2009. The lender has not notified Katy of any indication of a MAE at December 31, 2004, and to management's knowledge, the Company was not in violation of any provision of the Bank of America Credit Agreement at December 31, 2004.

      The Company was in compliance with the applicable financial covenants in the Bank of America Credit Agreement at December 31, 2004. However, the Company determined that due to declining profitability in the fourth quarter of 2004, potentially lower profitability in the first half of 2005 and the timing of certain restructuring payments, it would not meet our Fixed Charge Coverage Ratio (as defined in the Bank of America Credit Agreement) and could potentially exceed its maximum Consolidated Leverage Ratio (also as defined in the Bank of America Credit Agreement) as of the end of the first, second and third quarters of 2005. In anticipation of not achieving the minimum Fixed Charge Coverage Ratio or exceeding the maximum Consolidated Leverage Ratio, the Company obtained an amendment to the Bank of America Credit Agreement (the "Second Amendment"). The Second Amendment applied only to the first three quarters of 2005 and the covenants would have returned to their original levels for the fourth quarter of 2005. Specifically, the Second Amendment eliminated the Fixed Charge Coverage Ratio, increased the maximum Consolidated Leverage Ratio, established a Minimum Consolidated EBITDA (on a latest twelve months basis) for each of the periods and also established a Minimum Availability (the eligible collateral base less outstanding borrowings and letters of credit) on each day within the nine-month period.

      Subsequent to the Second Amendment's effective date, the Company determined that it would likely not meet its amended financial covenants. On April 13, 2005, the Company obtained a further amendment to the Bank of America Credit Agreement (the "Third Amendment"). The Third Amendment eliminates the maximum Consolidated Leverage Ratio and the Minimum Consolidated EBITDA as established by the Second Amendment and adjusts the Minimum Availability such that our eligible collateral must exceed the sum of the Company's outstanding borrowings and letters of credit under the Revolving Credit Facility by at least $5 million from the effective date of the Third Amendment through September 29, 2005 and by at least $7.5 million from September 30, 2005 until the date the Company delivers its financial statements for the first quarter of 2006 to its lenders. Subsequent to the delivery of the financial statements for the first quarter of 2006 the Third Amendment reestablishes the minimum Fixed Charge Coverage Ratio as originally set forth in the Bank of America Credit Agreement. The Third Amendment also reduces the maximum allowable capital expenditures for 2005 from $15 million to $10 million, and increases the interest rate margins on all of the Company's outstanding borrowings and letters of credit to the largest margins set forth in the Bank of America Credit Agreement. Interest rate margins will return to levels set forth in the Bank of America Credit Agreement subsequent to the delivery of the Company's financial statements for the first quarter of 2006 to its lenders.

      If the Company is unable to comply with the terms of the amended covenants, it could seek to obtain further amendments and pursue increased liquidity through additional debt financing and/or the sale of assets. The Company believes that given its strong working capital base, additional liquidity could be obtained through additional debt financing, if necessary. However, there is no guarantee that such financing could be obtained. In addition, the Company is continually evaluating alternatives relating to the sale of excess assets and divestitures of certain of its business units. Asset sales and business divestitures present opportunities to provide additional liquidity by de-leveraging our financial position.

      Letters of credit totaling $8.7 million were outstanding at December 31, 2004, which reduced the unused borrowing availability under the Revolving Credit Facility.

      All of the debt under the Bank of America Credit Agreement is re-priced to current rates at frequent intervals. Therefore, its fair value approximates its carrying value at December 31, 2004.

      Katy has incurred additional debt issuance costs in 2004 associated with the Bank of America Credit Agreement. Additionally, at the time of the inception of the Bank of America Credit Agreement, Katy had approximately $4.0 million of unamortized debt issuance costs associated with the previous credit agreement. The remainder of the previously capitalized costs, along with the capitalized costs incurred in connection with the Bank of America Credit Agreement, will be amortized over the life of the Bank of America Credit Agreement through April 2009. Future quarterly amortization expense is expected to be approximately $0.3 million. Based on the pro rata reduction in borrowing capacity from the previous credit facilities and in connection with the sale of assets (primarily the GC/Waldom and Duckback businesses) to repay the term under the previous facility, Katy charged to expense $1.8 million of previously unamortized debt issuance costs in 2003. During 2004, Katy incurred fees and expenses of $0.5 million (reported in Other, net on the Condensed Consolidated Statement of Operations) associated with a financing which the Company chose not to pursue.

Note 9. EARNINGS PER SHARE

      The Company's diluted earnings per share were calculated using the treasury stock method in accordance with SFAS No. 128, Earnings Per Share. The basic and diluted earnings per share (EPS) calculations are as follows:

For the Year Ended December 31,                                                     2004             2003             2002
-------------------------------                                                     ----             ----             ----
Basic and Diluted EPS:
     Loss from continuing operations                                          $  (36,121)      $  (18,887)      $  (53,083)
     Gain on early redemption of preferred interest of subsidiary                     --            6,560               --
     Payment-in-kind dividends on convertible preferred stock                    (14,749)         (12,811)         (11,136)
                                                                              ----------       ----------       ----------
     Loss from continuing operations attributable to common stockholders         (50,870)         (25,138)         (64,219)
     Discontinued operations (net of tax)                                             --            9,523           (1,152)
     Cumulative effect of a change in accounting principle (net of tax)               --               --           (2,514)
                                                                              ----------       ----------       ----------
        Net loss attributable to common stockholders                          $  (50,870)      $  (15,615)      $  (67,885)
                                                                              ==========       ==========       ==========

Weighted average shares - Basic and Diluted                                        7,883            8,215            8,371

Per share amount:
     Loss from continuing operations attributable to common stockholders      $    (6.45)      $    (3.06)      $    (7.67)
     Discontinued operations (net of tax)                                             --             1.16            (0.14)
     Cumulative effect of a change in accounting principle (net of tax)               --               --            (0.30)
                                                                              ----------       ----------       ----------
     Net loss attributable to common stockholders                             $    (6.45)      $    (1.90)      $    (8.11)
                                                                              ==========       ==========       ==========

As of  December  31,  2004  and  2003,  1,530,000  and  1,605,000  options  were in-the-money and 195,650 and 194,200 options were out-of-the money, respectively. At December 31, 2004, 1,131,551 convertible preferred shares were outstanding, which are in total convertible into 18,859,183 shares of Katy common stock. At December 31, 2003, 925,750 convertible preferred shares were outstanding, along with 58,207 convertible preferred shares accrued through paid in kind dividends, which were in total convertible into 16,399,283 shares of Katy common stock. At December 31, 2002, 805,000 convertible preferred shares were outstanding, along with 50,947 convertible preferred shares accrued through PIK dividends, which were convertible into 14,265,783 shares of Katy common stock. In-the-money options and convertible preferred shares were not included in the calculation of diluted earnings per share in any period presented because of their anti-dilutive impact as a result of the Company's net loss position.

Note 10. RETIREMENT BENEFIT PLANS

      Pension and Other Postretirement Plans

      Several subsidiaries have pension plans covering substantially all of their employees. These plans are noncontributory, defined benefit pension plans. The benefits to be paid under these plans are generally based on employees' retirement age and years of service. The companies' funding policies, subject to the minimum funding requirements of employee benefit and tax laws, are to contribute such amounts as determined on an actuarial basis to provide the plans with assets sufficient to meet the benefit obligations. Plan assets consist primarily of fixed income investments, corporate equities and government securities. The Company also provides certain health care and life insurance benefits for some of its retired employees. The post-retirement health plans are unfunded. Katy uses an annual measurement date as of December 31 for the majority of its pension and other postretirement benefit plans for all years presented. Information regarding the Company's pension and other postretirement benefit plans as of for the years ended December 31, 2004 and 2003 are as follows:

                                                             Pension Benefits                   Other Benefits
                                                       --------------------------        --------------------------
                                                            2004             2003             2004             2003
                                                            ----             ----             ----             ----
                                                                             (Amounts in Thousands)
Change in benefit obligation:
Benefit obligation at beginning of year                $   1,608        $   2,595        $   2,613        $   2,506
Service cost                                                   6               29               --               26
Interest cost                                                 95              144              188              169
Plan amendments                                               --             (189)              --               --
Actuarial loss                                                64               20              720              242
Settlement                                                    --               --               --               --
Benefits paid                                               (229)            (991)            (350)            (330)
                                                       ---------        ---------        ---------        ---------
Benefit obligation at end of year                      $   1,544        $   1,608        $   3,171        $   2,613
                                                       =========        =========        =========        =========

Change in plan assets:
Fair value of plan assets at beginning of year         $   1,435        $   1,860        $      --        $      --
Actuarial return on plan assets                              100              152               --               --
Employer contributions                                        --              414              350              330
Settlement                                                    --               --               --               --
Benefits paid                                               (229)            (991)            (350)            (330)
                                                       ---------        ---------        ---------        ---------
Fair value of plan assets at end of year               $   1,306        $   1,435        $      --        $      --
                                                       =========        =========        =========        =========

Reconciliation of prepaid (accrued) benefit cost:
Funded status                                          $    (238)       $    (173)       $  (3,171)       $  (2,613)
Unrecognized net actuarial loss (gain)                       657              645              918              239
Unrecognized prior service cost                               --               --              129              191
                                                       ---------        ---------        ---------        ---------
Prepaid (accrued) benefit cost                         $     419        $     472        $  (2,124)       $  (2,183)
                                                       =========        =========        =========        =========

Amount recognized in financial statements:
Other current assets                                   $     148        $     151        $      --        $      --
Accrued expenses and other liabilities                      (294)            (356)          (2,124)          (2,183)
Accumulated other comprehensive income                       565              677                                --
                                                       ---------        ---------        ---------        ---------
Total recognized                                       $     419        $     472        $  (2,124)       $  (2,183)
                                                       =========        =========        =========        =========

Components of net periodic benefit cost:
Service cost                                           $       6        $      29        $      --        $      26
Interest cost                                                 95              144              188              169
Expected return on plan assets                              (112)            (147)              --               --
Amortization of net transition asset                          11                3               --               --
Amortization of prior service cost                            --               --               60               60
Amortization of net gain                                      53               65               42               --
Curtailment/settlement recognition                            --               33               --               --
                                                       ---------        ---------        ---------        ---------
Net periodic benefit cost                              $      53        $     127        $     290        $     255
                                                       =========        =========        =========        =========

Assumptions as of December 31:
Discount rates                                              5.75%            6.25%            5.75%            6.75%
Expected return on plan assets                              8.00%            6.75%             N/A              N/A
Assumed rates of compensation increases                      N/A              N/A              N/A              N/A

Impact of one-percent increase in health care trend rate:
Increase in accumulated postretirement benefit obligation      $  288    $  166
Increase in service cost and interest cost                     $   18    $   11
Impact of one-percent decrease in health care trend rate:
Decrease in accumulated postretirement benefit obligation      $  231    $  133
Decrease in service cost and interest cost                     $   14    $    9

      The assumed health care cost trend rate used in measuring the accumulated post-retirement benefit obligation as of December 31, 2004 was 9% in 2005 grading to 5% by 2011.

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

      The allocation of pension plan assets is as follows:

                                       Target            Percentage of
                                     Allocation           Plan Assets

              Asset Category            2005           2004           2003
              -----------------       --------       -------        -------
              Equity Securities       30 - 35%         35%            32%

              Debt Securities         60 - 65%         65%            68%

              Real estate                0%             0%            0%

              Other                    0 - 3%           0%            0%

                                                                     100%

      Assets are rebalanced to the target asset allocation at least once per quarter.

      There are no required contributions to the pension plans for 2004 and as a result, Katy does not anticipate making any contributions in 2005.

      The following table presents estimated future benefit payments:

                                  Pension Plans        Other Plans
                                  -------------        ------------
                2005              $          36        $        333
                2006                         36                 347
                2007                         35                 350
                2008                         36                 350
                2009                         41                 347
                2010-2015                   198               1,617
                                  -------------        ------------
                Total             $         382        $      3,344
                                  =============        ============

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

The Company had $2.1 million and $2.4 million recorded in accrued compensation and other liabilities at December 31, 2004 and 2003, respectively, for this obligation.

      401(k) Plans

      The Company offers its employees the opportunity to voluntarily participate in one of two 401(k) plans administered by the Company or one of its subsidiaries. On January 1, 2002, Katy consolidated certain of its 401(k) plans and reduced the number of plans within the Company from five to two. The Company makes matching and other contributions in accordance with the provisions of the plans and, under certain provisions, at the discretion of the Company. The Company made annual matching and other contributions of $0.7 million, $0.6 million and $0.5 million in 2004, 2003 and 2002, respectively.

Note 11. PREFERRED INTEREST OF SUBSIDIARY

      Upon the Company's purchase of the common interest of CCP (formerly Contico International L.L.C) on January 8, 1999, Newcastle Industries, Inc. (Newcastle) retained a preferred interest in CCP, represented by 329 preferred units, each with a stated value of $100,000, for an aggregate stated value of $32.9 million. The preferred interest yielded an 8% cumulative annual return on its stated value while outstanding, payable quarterly in cash. In connection with the Recapitalization, the Company entered into an agreement with Newcastle to redeem at a 40% discount 165 preferred units, plus accrued distributions thereon, which, as disclosed above, had a stated value prior to the Recapitalization of $32.9 million. Katy utilized approximately $10.2 million of the proceeds from the Recapitalization for the purpose of redeeming the 165 preferred units. The holder of the preferred interest retained 164 preferred units, with a stated value of $16.4 million. In connection with a previous credit agreement completed in February 2003, the remaining 164 preferred units were redeemed early at a similar 40% discount. The difference between the amount paid on redemption and the stated value of preferred interest redeemed was recognized as an increase to Additional Paid-in Capital in the Consolidated
Statements of Stockholders' Equity, and was a reduction to the net loss attributable to common stockholders in the calculation of basic earnings per share in 2003.

Note 12. STOCKHOLDERS' EQUITY

      Convertible Preferred Stock

      On June 28, 2001, Katy completed a recapitalization following an agreement on June 2, 2001 with KKTY Holding Company, LLC (KKTY), an affiliate of Kohlberg Investors IV, L.P. (Kohlberg) (the "Recapitalization"). Under the terms of the Recapitalization, KKTY purchased 700,000 shares of newly issued preferred stock, $100 par value per share (Convertible Preferred Stock), which is convertible into 11,666,666 common shares, for an aggregate purchase price of $70.0 million. The Convertible Preferred shares were entitled to a 15% payment in kind (PIK) dividend (that is, dividends in the form of additional shares of Convertible Preferred Stock), compounded annually, which started accruing on August 1, 2001. PIK dividends were paid on August 1, 2002 (105,000 convertible preferred shares, equivalent to 1,750,000 common shares); August 1, 2003 (120,750 convertible preferred shares, equivalent to 2,012,500 common shares); August 1, 2004 (138,862.5 convertible preferred shares equivalent to 2,314,375 common shares); and on December 31, 2004 (66,938.5 convertible preferred shares, equivalent to 1,115,642 common shares). No dividends accrue or are payable after December 31, 2004. If converted, the 11,666,666 common shares, along with the 7,192,517 equivalent common shares from PIK dividends paid through December 31, 2004, would represent approximately 70% of the outstanding shares of common stock as of December 31, 2004, excluding outstanding options. The accruals of the PIK dividends were recorded as a charge to Retained Earnings in 2001 and as a charge to Additional Paid-in Capital starting in 2002 when the Company entered into an Accumulated Deficit position, and an increase to Convertible Preferred Stock. The dividends were recorded at fair value, reduced earnings available to common shareholders in the calculation of basic and diluted earnings per share, and are presented on the Consolidated Statements of Operations as an adjustment to arrive at net loss available to common shareholders.

      The Convertible Preferred Stock is convertible at the option of the holder at any time after the earlier of 1) June 28, 2006, 2) board approval of a merger, consolidation or other business combination involving a change in control of the Company, or a sale of all or substantially all of the assets or liquidation of the Company, or 3) a contested election for directors of the Company nominated by KKTY. The preferred shares 1) are non-voting (with limited exceptions), 2) are non-redeemable, except in whole, but not in part, at the Company's option (as approved only by the Class I directors) at any time after June 30, 2021, 3) were entitled to receive cumulative PIK dividends through December 31, 2004, as mentioned above, at a rate of 15% percent, 4) have no preemptive rights with respect to any other securities or instruments issued by the Company, and 5) have registration rights with respect to any common shares issued upon conversion of the Convertible Preferred Stock. Upon a liquidation of Katy, the holders of the Convertible Preferred Stock would receive the greater of (i) an amount equal to the par value ($100 per share) of their Convertible Preferred Stock, or (ii) an amount that the holders of the Convertible Preferred Stock would have received if their shares of Convertible Preferred Stock were converted into common stock immediately prior to the distribution upon liquidation.

      Share Repurchase

      On April 20, 2003, the Company announced a plan to spend up to $5.0 million to repurchase shares of its common stock. During 2003, the Company repurchased 482,800 shares of its common stock on the open market for approximately $2.5 million. The Company suspended this plan in November 2003. On April 20, 2004, the Company announced the resumption of the plan. In 2004, 12,000 shares of common stock were repurchased on the open market for approximately $0.1 million. The Company suspended further repurchases under the plan again on May 10, 2004 and there currently are no plans to resume the share repurchase program.

      Rights Plan

      In January 1995, the Board of Directors adopted a Stockholder Rights Agreement and distributed one right for each outstanding share of the Company's common stock (not otherwise exempted under the terms of the agreement). The rights entitle the stockholders to purchase, upon certain triggering events, shares of either the Company's common stock or any acquiring company's stock, at a reduced price. The rights are not and will not become exercisable unless certain change of control events or increases in certain parties' percentage ownership occur. Consistent with the intent of the Rights Agreement, a shareholder who caused a triggering event would not be able to exercise their rights. If stockholders were to exercise rights, the effect would be to increase the percentage ownership stakes of those not causing the triggering event, while decreasing the percentage ownership stake of the party causing the triggering event. The Rights Agreement was amended on June 2, 2001 to clarify that the Recapitalization was not a triggering event under the Rights Agreement. As of December 31, 2004, there are 7,945,377 rights outstanding, of which none are currently exercisable.

Note 13. STOCK INCENTIVE PLANS

      Restricted Stock Grant

      During 2000 and 1999, the Company issued restricted stock grants in the amount of 3,000 and 45,100 shares, respectively, to certain key employees of the Company. These stock grants vest over a three-year period, of which 25% vested immediately upon distribution. As a result of restricted stock grants, the Company recognized compensation expense for 2003 and 2002 in the amount of $13.0 thousand and $0.1 million, respectively. As of December 31, 2003, all compensation associated with restricted stock grants had been earned and expensed.

      Director Stock Grant

      During 2004, 2003 and 2002, the Company granted all independent, non-employee directors 500 shares of Company common stock as part of their compensation. The total grant to the directors for the years ended December 31, 2004, 2003 and 2002 was 1,500 shares for each respective period.

      Stock Options

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

      In March 2004, the Company's Board of Directors approved the vesting of all previously unvested stock options.

      The following table summarizes option activity under each of the 1997 Incentive Plan, 1995 Incentive Plan, the Chief Executive Officer's Plan, the Chief Financial Officer's Plan and the Directors Plan:

                                                                                        Weighted
                                                                                         Average         Weighted
                                                                                        Remaining         Average
                                                                                       Contractual       Exercise
                                                        Options       Exercise Price       Life            Price
                                                        -------       --------------   -----------       --------
Outstanding at December 31, 2001                       1,878,650      $ 3.02 - 19.56    8.83 years         $6.03

Granted                                                  295,000      $ 3.11 -  5.15                       $3.65
Exercised                                                     --                  --                          --
Canceled                                                (222,900)     $ 8.50 - 19.56                      $12.38
                                                      ----------

Outstanding at December 31, 2002                       1,950,750      $ 3.02 - 19.56    8.27 years         $4.94

Granted                                                   36,000      $ 4.31 -  4.85                       $4.76
Exercised                                                     --                  --                          --
Canceled                                                (187,550)     $ 3.11 - 19.56                       $5.05
                                                      ----------

Outstanding at December 31, 2003                       1,799,200      $ 3.02 - 19.56    7.28 years         $4.92
                                                      ==========

Granted                                                    6,000      $ 5.91 -  5.91                       $5.91
Exercised                                                (75,000)     $ 4.05 -  4.05                       $4.05
Canceled                                                  (4,550)     $ 9.88 - 17.00                      $12.70
                                                      ----------

Outstanding at December 31, 2004                       1,725,650      $ 3.02 - 19.56    6.25 years         $4.94
                                                      ==========

Vested and Exercisable at December 31, 2004            1,725,650
                                                      ==========

Available to grant as of December 31, 2004               308,889
                                                      ==========

The following table summarizes information about stock options outstanding at December 31, 2004:

                                         Options Outstanding                                Options Exercisable
                          ------------------------------------------------------------------------------------------------
                                               Weighted-
                              Number            Average              Weighted-          Number              Weighted-
 Range of Exercise        Outstanding at       Remaining        Average Exercise    Exerciseable at       Average Exercise
      Prices                12/31/2004      Contractual Life          Price            12/31/2004              Price
--------------------------------------------------------------------------------------------------------------------------
   $3.02 - 5.91               1,536,000           6.69               $ 4.05             1,536,000               $ 4.05
  $8.50 - 10.50                  90,800            2.7                 9.34                90,800                 9.34
  $13.19 - 13.57                 61,750           1.96                13.23                61,750                13.23
  $16.13 - 19.56                 37,100           4.31                17.20                37,100                17.20
                          ------------------------------------------------------------------------------------------------
                              1,725,650           6.25               $ 4.94             1,725,650               $ 4.94
                          ================================================================================================

Stock Appreciation Rights

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

35,783 remain outstanding. All SARs which have met the performance goals above, as the case may be, will expire December 9, 2007. As a result of the underlying stock price, no compensation expense was recorded in 2004, 2003 or 2002. The exercise price of each SAR is $19.56. Katy would record compensation expense for each SAR to the extent its stock price were to exceed $19.56.

      During 2002, a non-employee consultant was awarded 200,000 SARs under the 1997 Incentive Plan. As of December 31, 2004 and 2003, these SARs were out-of-the-money, and no compensation expense related to this award was recorded in 2004 or 2003.

      On November 21, 2002, the Board of Directors approved the 2002 Stock Appreciation Rights Plan (the "2002 SAR Plan"), authorizing the issuance of up to 1,000,000 stock appreciation rights (SARs). Vesting of the SARs occurs ratably over three years from the date of issue. The 2002 SAR Plan provides limitations on redemption by holders, specifying that no more than 50% of the cumulative number of vested SARs held by an employee could be exercised in any one calendar year. The SARs expire ten years from the date of issue. The Board approved grants on November 22, 2002, of 717,175 SARs to 60 individuals with an exercise price of $3.15, which equaled the market price of Katy's stock on the grant date. In addition, 50,000 SARs were granted to four individuals during 2003 with exercise prices ranging from $3.01 through $5.05. In 2004, 275,000 SARs were granted to fifteen individuals with exercise prices ranging from $5.20 through $6.45.

      At December 31, 2004, Katy had 740,049 SARS outstanding at a weighted average exercise price of $4.16. Compensation (income) expense recorded associated with the vesting of stock appreciation rights was ($0.1 million), $1.0 million and $13.0 thousand in 2004, 2003 and 2002, respectively. The 2002 SAR Plan also provides that in the event of a Change in Control of the Company, all outstanding SARs may become fully vested. In accordance with the 2002 SAR Plan, a "Change in Control" is deemed to have occurred upon any of the following events: 1) a sale of 100 percent of the Company's outstanding capital stock, as may be outstanding from time to time; 2) a sale of all or substantially all of the Company's operating subsidiaries or assets; or 3) a transaction or series of transactions in which any third party acquires an equity ownership in the Company greater than that held by KKTY Holding Company, L.L.C. and in which Kohlberg & Co., L.L.C. relinquishes its right to nominate a majority of the candidates for election to the Board of Directors.

      See Note 2 for a discussion of accounting for stock awards, and related fair value and pro forma earnings disclosures.

Note 14. INCOME TAXES

      The provision for income taxes from continuing operations is based on the following pre-tax income:

                                     2004            2003               2002
                                     ----            ----               ----
                                            (Amounts in Thousands)

Domestic                         $(40,134)       $(21,662)          $(48,112)
Foreign                             4,896            (303)             4,104
                                 --------        --------           --------
   Total                         $(35,238)       $(21,965)          $ (44,008)
                                 ========        ========           ========

      The (benefit) provision for income taxes from continuing operations consists of the following:

                                                                 2004             2003            2002
                                                                 ----             ----            ----
                                                                      (Amounts in Thousands)
Current tax (benefit) provision:
   Federal                                                $     (343)      $   (5,084)      $   (2,080)
   State                                                        (204)             970              337
   Foreign                                                     2,658              956            1,466
                                                          ----------       ----------       ----------
     Total                                                $    2,111       $   (3,158)      $     (277)
                                                          ----------       ----------       ----------

Deferred tax (benefit) provision:
   Federal                                                        --               --            6,772
   State                                                          --               --            1,185
   Foreign                                                    (1,228)              --             (198)
                                                          ----------       ----------       ----------
     Total                                                $   (1,228)      $       --            7,759
                                                          ----------       ----------       ----------

Total (benefit) provision from continuing operations      $      883       $   (3,158)      $    7,482
                                                          ==========       ==========       ==========

      Actual income taxes reported from continuing operations are different than would have been computed by applying the federal statutory tax rate to income from continuing operations before income taxes. The reasons for this difference are as follows:

                                                                    2004             2003             2002
                                                                    ----             ----             ----
                                                                         (Amounts in Thousands)
Benefit for income taxes at statutory rate                    $  (12,333)      $   (7,688)      $  (15,403)
   State income taxes, net of federal benefit                       (133)             631              219
   Foreign tax rate differential                                     945            1,062               --
   Foreign tax credits                                              (245)            (406)              --
   Return to provision adjustments                                  (991)              --               --
   Preferred interest of subsidiary                                   --               --             (281)
   Discontinued operations                                            --               --           (3,638)
   Cumulative effect of a change in accounting principle              --               --            1,676
   Valuation allowance adjustments                                13,857            6,222           24,895
   Permanent items                                                   103               --               --
   Reduction of tax reserves                                        (343)          (2,837)              --
   Other, net                                                         23             (142)              14
                                                              ----------       ----------       ----------
Net provision (benefit) for income taxes                      $      883       $   (3,158)      $    7,482
                                                              ==========       ==========       ==========

      The   significant   components  of  the  Company's   deferred  income  tax
liabilities and assets are as follows:

                                                                                 2004            2003
                                                                                 ----            ----
                                                                             (Amounts in Thousands)
      Deferred tax liabilities
         Waste-to-energy facility                                         $   (4,531)      $   (7,390)
         Inventory costs                                                      (1,696)          (2,362)
         Unremitted foreign earnings                                          (3,800)              --
                                                                          ----------       ----------
                                                                          $  (10,027)      $   (9,752)
                                                                          ==========       ==========

      Deferred tax assets
         Allowance for doubtful receivables                               $    1,069       $      956
         Accrued expenses and other items                                     14,281           16,622
         Difference between book and tax basis of property                    19,620            8,509
         Operating loss carry-forwards - domestic                             28,877           26,288
         Operating loss carry-forwards - foreign                                 335              492
         Tax credit carry forwards                                             3,301            3,056
         Estimated foreign tax credit related to unremitted earnings           3,800               --
                                                                          ----------       ----------
                                                                              71,283           55,923
         Less valuation allowance                                            (60,028)         (46,171)
                                                                          ----------       ----------
                                                                              11,255            9,752
                                                                          ----------       ----------
         Net deferred income tax asset (liability)                        $    1,228       $       --
                                                                          ==========       ==========

      At December 31, 2004, the Company had approximately $70.7 million of Federal net operating loss carry-forwards ("Federal NOLs"), which will expire in years 2020 through 2024 if not utilized prior to that time. Due to tax laws governing change in control events and their relation to the Recapitalization, approximately $25.5 million of the Federal NOLs are subject to certain limitations as to the amount that can be used to offset taxable income in any single year. The remainder of the Company's domestic and foreign net operating loss carry-forwards relate to certain U.S. operating subsidiaries, primarily SESCO, and the Company's Canadian operations, respectively, and can only be used to offset income from these operations. At December 31, 2004, the Company's Canadian subsidiaries have Canadian net operating loss carry-forwards of approximately $1.0 million that expire in the years 2005 through 2008. SESCO has state net operating loss carry-forwards of $33.0 million at December 31, 2004 that expire in the years 2005 through 2019. The tax credit carry-forwards relate to United States federal minimum tax credits of $1.2 million that have no expiration date, general business credits of $0.1 million that expire in years 2011 through 2022, and foreign tax credit carryovers of $1.9 million that expire in the years 2009 through 2014.

      During 2002, the Company realized a tax benefit of $2.1 million as a result of a change in federal tax law that governs the utilization of Federal NOLs. The Company offset this tax benefit with an increase in its valuation allowance.

      Valuation allowances are recorded when it is considered more likely than not that some portion or all of the deferred tax assets will not be realized. A history of operating losses incurred by the domestic and certain foreign subsidiaries provides significant negative evidence with respect to the Company's ability to generate future taxable income, a requirement in order to recognize deferred tax assets. For this reason, the Company was unable to conclude that it was more likely that not that certain deferred tax assets would be utilized in the future. The valuation allowance relates to federal, state and foreign net operating loss carry-forwards, foreign and domestic tax credits, and certain other deferred tax assets to the extent they exceed deferred tax liabilities with the exception of deferred tax assets of certain foreign subsidiaries which are considered realizable.

Deduction for Qualified Domestic Production Activities

      On October 22, 2004, the President signed the American Jobs Creation Act of 2004 (the "Act"). The Act provides a deduction for income from qualified domestic production activities, which will be phased in from 2005 through 2010. In return, the Act also provides for a two-year phase-out of the existing extra-territorial income exclusion (ETI) for foreign sales that was viewed to be inconsistent with international trade protocols by the European Union. The Company expects that due to its net operating loss carry forwards and its full valuation allowance the phase out of the ETI and the phase in of this new deduction to have no effect on its effective tax rate for fiscal years 2005 and 2006.

Repatriation of Foreign Earnings

      The American Jobs Creation Act of 2004 provides for a special one-time elective dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (Repatriation Provision). The Company has completed its review of the Repatriation Provision and has concluded that it will not benefit from the Act because of the Company's current tax position. As a result, the Repatriation Provision did not have any impact on income tax expense during fiscal 2004.

      During 2004, the Company provided U.S. federal and foreign withholding tax on approximately $7.0 million of its Canadian subsidiary earnings which we intend to repatriate in 2005. The Company provided no federal and foreign withholding tax on the undistributed earnings of its UK subsidiary as these earnings are intended to be re-invested indefinitely. It is not practicable to determine the amount of income tax liability that would result had such earnings actually been repatriated.

Note 15. LEASE OBLIGATIONS

      The Company, a lessee, has entered into non-cancelable leases for manufacturing and data processing equipment and real property with lease terms of up to ten years. Future minimum lease payments as of December 31, 2004 are as follows:

      2005                          $  8,170
      2006                             5,853
      2007                             5,222
      2008                             4,887
      2009                             1,367
      Later years                      3,857
                                    --------
      Total minimum payments        $ 29,356
                                    ========

      Liabilities totaling $3.6 million were recorded on the Consolidated Balance Sheet at December 31, 2004, related to leased facilities that have been fully or partially abandoned and available for sub-lease. These facilities were abandoned as cost saving measures as a result of efforts to restructure the Company's operations. These liabilities are stated at fair value (i.e., discounted), and include estimates of sub-lease revenue. See Note 21 for further detail on accrued amounts in both current and long-term liabilities related to non-cancelable, abandoned, leased facilities.

      Rental expense for 2004, 2003 and 2002 for operating leases was $11.4 million, $10.0 million and $12.5 million, respectively. Also, $2.4 million of rent was paid and charged against liabilities in 2004 for non-cancelable leases at facilities abandoned as a result of restructuring initiatives. In 2004, the Company bought out the remaining obligation for its non-cancelable lease at the Warson Road facility for $2.3 million. In 2003, the Company bought out the remaining obligation for its non-cancelable lease at the Earth City facility for $3.4 million.

Note 16. RELATED PARTY TRANSACTIONS

      In connection with the CCP (formerly Contico International, L.L.C.) acquisition on January 8, 1999, the Company entered into building lease agreements with Newcastle. Lester Miller, the former owner of CCP, and a Katy director from 1999 to 2000, is the majority owner of Newcastle. Since the acquisition of CCP, several additional properties utilized by CCP are leased directly from Lester Miller. Rental expense for these properties approximates historical market rates. Related party rental payments for the years ending December 31, 2004, 2003 and 2002 were approximately $0.5 million, $0.5 million and $0.8 million, respectively.

      The Company paid Newcastle $0.1 million and $1.3 million of preferred dividends for the years ended December 31, 2003 and 2002, respectively, on the preferred units of CCP held by Newcastle. The decreases in dividends were due to the early redemption (at a 40% discount) of the remainder of the preferred units. See Note 11.

      Kohlberg, whose affiliate holds all 1,131,551 shares of our Convertible Preferred Stock, provides ongoing management oversight and advisory services to Katy. We paid $0.5 million annually for such services in 2004, 2003 and 2002, respectively, and expect to pay $0.5 million annually in future years. Such amounts are recorded in selling, general and administrative expenses in the Consolidated Statements of Operations.

Note 17. INDUSTRY SEGMENTS AND GEOGRAPHIC INFORMATION

      The Company is organized into two operating segments: Maintenance Products and Electrical Products. The activities of the Maintenance Products Group include the manufacture and distribution of a variety of commercial cleaning supplies and consumer home and automotive storage products. The Electrical Products Group is a distributor of consumer electrical corded products. Principal geographic markets are in the United States, Canada, and Europe and include the sanitary maintenance, foodservice, mass merchant retail, home improvement and automotive, markets. During 2004, Wal*Mart and Lowe's accounted for 17% and 12%, respectively, of consolidated net sales. Sales to Wal*Mart are made by six separate business units (Woods US, Consumer Plastics, Abrasives, Woods Canada, Textiles and JanSan Plastics). Sales to Lowe's are made by two separate business units (Woods US and Consumer Plastics). A significant loss of business at either of these retail outlets could have a material adverse impact on the Company's results. The table below and the narrative that follows summarize the key factors in the year-to-year changes in operating results.

                                                                                                  Years Ended December 31,
                                                                                                  ------------------------
                                                                                         2004             2003             2002
                                                                                         ----             ----             ----
                                                                                                  (Thousands of dollars)
Maintenance Products Group
   Net external sales                                                                 $  278,888       $  285,289       $  300,336
   Operating (loss) income                                                                (2,717)           9,339           11,705
   Operating (deficit) margin                                                               (1.0%)            3.3%             3.9%
   Depreciation and amortization                                                          12,714           20,162           17,625
   Capital expenditures                                                                   13,205           12,366            9,228
   Total assets                                                                          154,635          176,214          195,121

Electrical Products Group
   Net external sales                                                                 $  178,754       $  151,121       $  144,242
   Operating income                                                                       16,809           15,557            8,505
   Operating margin                                                                          9.4%            10.3%             5.9%
   Depreciation and amortization                                                           1,327            1,217            1,484
   Capital expenditures                                                                      671              833              601
   Total assets                                                                           57,698           51,353           48,228

   Net sales                        -  Operating segments                             $  457,642       $  436,410       $  444,578
                                    -  Other [a]                                              --               --            1,177
                                                                                      ----------       ----------       ----------
                                       Total                                          $  457,642       $  436,410       $  445,755
                                                                                      ==========       ==========       ==========

   Operating (loss) income          -  Operating segments                             $   14,092       $   24,896       $   20,210
                                    -  Other [a]                                              --               --             (772)
                                    -  Unallocated corporate                             (10,341)         (13,789)         (10,918)
                                    -  Impairments of long-lived assets                  (30,831)         (11,880)         (21,204)
                                    -  Severance, restructuring and related charges       (3,505)          (8,132)         (19,155)
                                    -  Loss on SESCO joint venture transaction                --               --           (6,010)
                                                                                      ----------       ----------       ----------
                                       Total                                          $  (30,585)      $   (8,905)      $  (37,849)
                                                                                      ==========       ==========       ==========

   Depreciation and amortization    -  Operating segments                             $   14,041       $   21,379       $   19,109
                                    -  Unallocated corporate                                 225              575              150
                                                                                      ----------       ----------       ----------
                                       Total                                          $   14,266       $   21,954       $   19,259
                                                                                      ==========       ==========       ==========

   Capital expenditures             -  Operating segments                             $   13,876       $   13,199       $    9,829
                                    -  Unallocated corporate                                  --              125              158
                                    -  Discontinued operations                                --              111              132
                                                                                      ----------       ----------       ----------
                                       Total                                          $   13,876       $   13,435       $   10,119
                                                                                      ==========       ==========       ==========

   Total assets                     -  Operating segments                                212,333          227,567       $  243,349
                                    -  Other [a]                                           1,624            1,627            7,626
                                    -  Unallocated corporate                              10,507           12,514           13,185
                                    -  Discontinued operations                                --               --           11,817
                                                                                      ----------       ----------       ----------
                                       Total                                          $  224,464       $  241,708       $  275,977
                                                                                      ==========       ==========       ==========

[a] Amounts shown as "other" represent items associated with SESCO and Sahlman.

      The Company operates businesses in the United States and foreign countries. The operations for 2004, 2003 and 2002 of businesses within major geographic areas are summarized as follows:

                                          United                                      Europe
(Thousands of Dollars)                    States         Canada          U.K.    (Excluding U.K.)      Other      Consolidated
----------------------                    ------         ------          ----    ----------------      -----      ------------
2004:
Sales to unaffiliated customers           364,209       $ 47,555       $ 36,453       $  5,214       $  4,211       $457,642
Total assets                              170,166       $ 23,513       $ 30,227       $    558       $     --       $224,464

2003:
Sales to unaffiliated customers           351,796       $ 42,765       $ 32,333       $  5,167       $  4,349       $436,410
Total assets                              191,599       $ 23,260       $ 26,615       $     --       $    234       $241,708

2002:
Sales to unaffiliated customers           367,427       $ 40,486       $ 28,121       $  5,376       $  4,345       $445,755
Total assets                              235,802       $ 16,616       $ 23,559       $     --       $     --       $275,977

      Net sales for each geographic area include sales of products produced in that area and sold to unaffiliated customers, as reported in the Consolidated Statements of Operations.

Note 18. COMMITMENTS AND CONTINGENCIES

      General Environmental Claims

      The Company and certain of its current and former direct and indirect corporate predecessors, subsidiaries and divisions are involved in remedial activities at certain present and former locations and have been identified by the United States Environmental Protection Agency, state environmental agencies and private parties as potentially responsible parties (PRPs) at a number of hazardous waste disposal sites under the Comprehensive Environmental Response, Compensation and Liability Act (Superfund) or equivalent state laws and, as such, may be liable for the cost of cleanup and other remedial activities at these sites. Responsibility for cleanup and other remedial activities at a Superfund site is typically shared among PRPs based on an allocation formula. Under the federal Superfund statute, parties could be held jointly and severally liable, thus subjecting them to potential individual liability for the entire cost of cleanup at the site. Based on its estimate of allocation of liability among PRPs, the probability that other PRPs, many of whom are large, solvent, public companies, will fully pay the costs apportioned to them, currently available information concerning the scope of contamination, estimated remediation costs, estimated legal fees and other factors, the Company has recorded and accrued for environmental liabilities in amounts that it deems reasonable. The ultimate costs will depend on a number of factors and the amount currently accrued represents management's best current estimate of the total costs to be incurred. The Company expects this amount to be paid over the next several years.

      W.J. Smith Wood Preserving Company ("W.J. Smith")

      The most significant environmental matter in which the Company is currently involved relates to the W.J. Smith site. The W. J. Smith matter originated in the 1980s when the United States and the State of Texas, through the Texas Water Commission, initiated environmental enforcement actions against W.J. Smith alleging that certain conditions on the W.J. Smith property in Denison, Texas (the "Property") violated environmental laws. In order to resolve the enforcement actions, W.J. Smith engaged in a series of cleanup activities on the Property and implemented a groundwater monitoring program.

      In 1993, the United States Environmental Protection Agency (EPA) initiated a proceeding under Section 7003 of the Resource Conservation and Recovery Act
(RCRA) against W.J. Smith and Katy. The proceeding sought certain actions at the site and at certain off-site areas, as well as development and implementation of additional cleanup activities to mitigate off-site releases. In December 1995, W.J. Smith, Katy and the EPA agreed to resolve the proceeding through an Administrative Order on Consent under Section 7003 of RCRA. W. J. Smith and Katy have completed the cleanup activities required by the Order.

      In addition to the administrative claim specifically identified above, a purported class action lawsuit was filed by twenty individuals in federal court in the Marshall Division of the Eastern District of Texas, on behalf of "landowners and persons who reside and/or work in" an identified geographical area surrounding the Property. The lawsuit purported to allege claims under state law for negligence, trespass, nuisance and assault and battery. It sought damages for personal injury and property damage, as well as punitive damages. The named defendants were Union Pacific Corporation, Union Pacific Railroad Company, Katy Industries and W.J. Smith. On June 10, 2002, Katy and W.J. Smith filed a motion to dismiss the case for lack of federal jurisdiction, or in the alternative, to transfer the case to the Sherman Division. In response, plaintiffs filed a motion for leave to amend the complaint to add a federal claim under the Resource Conservation and Recovery Act. On July 30, 2002, the court dismissed plaintiffs' lawsuit in its entirety.

      On July 31, 2002, plaintiffs filed a new lawsuit against the same defendants, again in the Marshall Division of the Eastern District of Texas, alleging property damage class action claims under the federal Comprehensive Environmental Response Compensation & Liability Act (CERCLA), as well as state common law theories. The Company deposed all of the proposed class representatives and on October 31, 2003, filed a motion for summary judgment on the grounds that the court lacks jurisdiction and that Plaintiffs' claims are barred by the applicable statute of limitations. Plaintiffs filed a motion for class certification on the property damage claims on that date as well. By Memorandum Opinion and Order dated June 8, 2004, the Court granted the Company's Motion for Summary Judgment on the federal jurisdictional claim and dismissed the case. The Company has not been notified of an appeal and the time for appealing the decision has passed.

      Since 1990, the Company has spent in excess of $7.0 million undertaking cleanup and compliance activities in connection with this matter. While ultimate liability with respect to the WJ Smith matter is not easy to determine, the
Company has recorded and accrued amounts that it deems reasonable for prospective liabilities with respect to this matter.

      Asbestos Claims

A. The Company has recently been named as a defendant in four lawsuits filed in state court in Alabama by a total of approximately 24 individual plaintiffs. There are over 100 defendants named in each case. In all four cases, the plaintiffs claim that they were exposed to asbestos in the course of their employment at a former U.S. Steel plant in Alabama and, as a result, contracted mesothelioma, asbestosis, lung cancer or other illness. They claim that they were exposed to asbestos in products in the plant which were manufactured by each defendant. In three of the cases, plaintiffs also assert wrongful death claims. The Company will vigorously defend the claims against it in these matters.

B. Sterling Fluid Systems (USA) has tendered over 1,500 cases pending in Michigan, New Jersey, Illinois, Nevada, Mississippi, Wyoming, Louisiana, Massachusetts and California to the Company for defense and indemnification. Sterling bases its tender of the complaints on the provisions contained in a 1993 Purchase Agreement between the parties whereby Sterling purchased the LaBour Pump business and other assets from the Company. Sterling has not filed a lawsuit against Katy in connection with these matters.

      The tendered complaints all purport to state claims against Sterling and its subsidiaries. The Company and its current subsidiaries are not named as defendants. The plaintiffs in the cases also allege that they were exposed to asbestos and products containing asbestos in the course of their employment. Each complaint names as defendants many manufacturers of products containing asbestos, apparently because plaintiffs came into contact with a variety of different products in the course of their employment. Plaintiffs' claim that LaBour Pump and/or Sterling may have manufactured some of those products.

      With respect to many of the tendered complaints, the Company has taken the position that Sterling has waived its right to indemnity by failing to timely request it as required under the 1993 Purchase Agreement. With respect to the balance of the tendered complaints, the Company has elected not to assume the defense of Sterling in these matters.

C. LaBour Pump Company, a former subsidiary of the Company, has been named as a defendant in over 280 similar cases in New Jersey. These cases have also been tendered by Sterling. The Company has elected to defend these cases, many of which have been dismissed or settled for nominal sums.

      While the ultimate liability of the Company related to the asbestos matters above cannot be determined at this time, the Company has recorded and accrued amounts that it deems reasonable for prospective liabilities with respect to this matter.

      Non-Environmental Litigation - Banco del Atlantico, S.A.

      In December 1996, Banco del Atlantico ("plaintiff"), a bank located in Mexico, filed a lawsuit in Texas against Woods US, a subsidiary of Katy, and against certain past and/or then present officers, directors and former owners of Woods US (collectively, "defendants"). The plaintiff alleges that the defendants participated in violations of the Racketeer Influenced and Corrupt Organizations Act ("RICO") involving, among other things, allegedly fraudulently obtained loans from Mexican banks (including the plaintiff) and "money laundering" of the proceeds of the illegal enterprise. The plaintiff alleges that it made loans to a Mexican corporation controlled by certain past officers and directors of Woods US based upon fraudulent representations and guarantees. The plaintiff also alleges violations of the Indiana RICO and Crime Victims Act, common law fraud and conspiracy, fraudulent transfer claims, and seeks recovery upon certain alleged guarantees purportedly executed by Woods Wire Products, Inc., a predecessor company from which Woods US purchased certain assets in 1993 (prior to Woods US's ownership by Katy, which began in December 1996). The primary legal theories under which the plaintiff seeks to hold Woods liable for its alleged damages are respondeat superior, conspiracy, successor liability, or a combination of the three.

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

      In September 2004, the plaintiff and HSBC Mexico, S.A. (collectively, "plaintiffs"), an additional owner of the Amended Complaint's claims against the defendants, filed a Second Amended Complaint, which includes new allegations and seeks additional relief from the defendants. The Second Amended Complaint also adds new defendants (none of which is affiliated with the Company) and claims, although the fundamental nature of the lawsuit, described above, remains the same.

      The Defendants filed motions to dismiss the Second Amended Complaint on November 8, 2004. These motions sought dismissal of plaintiffs' Second Amended Complaint on grounds of, among other things, forum non conveniens and failure to state a claim. The plaintiffs have responded to defendants' motions and the defendants have replied. A new Case Management Plan has also been entered in the case, which ties further case deadlines, including the date for close of discovery and trial of this action, to the Court's "last ruling" on the pending motions to dismiss. Discovery is continuing.

            The plaintiffs' Second Amended Complaint claims damages in excess of $24 million and is requesting that damages be trebled under Indiana and federal RICO, and/or the Indiana Crime Victims Act. The Second Amended Complaint also requests that the Court void certain transactions and asset sales as purported "fraudulent transfers," including the 1993 Woods Wire Products, Inc. - Woods US asset sale, and seeks other relief. Because various jurisdictional and substantive issues have not yet been fully adjudicated, it is not possible at this time for the Company to reasonably determine an outcome or accurately estimate the range of potential exposure. Katy may also have recourse against the former owners of Woods US and others for, among other things, violations of covenants, representations and warranties under the purchase agreement through which Katy acquired Woods US, and under state, federal and common law. Woods US may also have indemnity claims against the former officers and directors. In addition, there is a dispute with the former owners of Woods US regarding the final disposition of amounts withheld from the purchase price, which may be subject to further adjustment as a result of the claims by the plaintiff. The extent or limit of any such adjustment cannot be predicted at this time. While the ultimate liability of the Company related to this matter cannot be determined at this time, the Company has recorded and accrued amounts that it deems reasonable for prospective liabilities with respect to this matter.

Note 19. SEVERANCE, RESTRUCTURING AND RELATED CHARGES

      The Company has initiated several cost reduction and facility consolidation initiatives since the Recapitalization, resulting in severance, restructuring and related charges since 2001. A summary (by major initiative) is as follows:

                                                                                 2004           2003           2002
                                                                                 ----           ----           ----
                                                                                     (Amounts in Thousands)
      Consolidation of St. Louis manufacturing/distribution facilities      $   1,460      $   3,731      $  11,698
      Shutdown of Woods Canada manufacturing                                      841          1,497             --
      Consolidation of Abrasives facilities                                       791          1,151             --
      Consolidation of administrative functions for CCP                           215            314            205
      Shutdown of Woods U.S. manufacturing                                         38            503          2,447
      Senior management transition and headcount rationalization                   --            645            670
      Consultant - outsourcing                                                     --             84          3,588
      Corporate office relocation                                                  --             --            260
      Other                                                                       160            207            287
                                                                            ---------      ---------      ---------
      Total severance, restructuring and related costs                      $   3,505      $   8,132      $  19,155
                                                                            =========      =========      =========

      Consolidation of St. Louis manufacturing/distribution facilities - Starting in 2001, the Company developed a plan to consolidate the manufacturing and distribution of the four CCP facilities in the St. Louis area. Charges in 2004 related to adjustments to previously established non-cancelable lease liabilities for abandoned facilities ($1.1 million) and costs for the movement of inventory and equipment ($0.3 million). In 2003, costs of $3.7 million related to the establishment of and adjustments to non-cancelable lease liabilities for abandoned facilities ($2.3 million), the movement of inventory and equipment to other facilities ($1.0 million) and severance ($0.4 million). During 2002, costs were incurred related to the establishment of non-cancelable lease liabilities for abandoned facilities ($10.9 million), the movement of equipment from Warson to Bridgeton ($0.5 million), and severance and other costs ($0.3 million).

      Shutdown of Woods Canada manufacturing - In December 2003, Woods Canada closed its manufacturing facility in Toronto, Ontario, after a decision was made to source all of its products from Asia. In 2004, Woods Canada incurred a charge of $0.8 million for a non-cancelable lease accrual associated with a sale/leaseback transaction and idle capacity as a result of the shutdown of manufacturing. Also in 2004, Woods Canada recorded less than $0.1 million for additional severance. In 2003, a charge was recorded for $1.5 million of severance payments to approximately 100 terminated employees.

      Consolidation of abrasives facilities - In 2003, the Company initiated a plan to consolidate the manufacturing facilities of its abrasives business in order to implement a more competitive cost structure. It is expected that the Lawrence, Massachusetts and the Pineville, North Carolina facilities will be closed in 2005 and those operations will be consolidated into the recently expanded Wrens, Georgia facility. Costs were incurred in 2004 related to severance for expected terminations at the Lawrence facility ($0.4 million), the closure of the Pineville facility ($0.3 million) and expenses for the preparation of the Wrens facility ($0.1 million). Costs were incurred in 2003 related to preparation activities at Wrens ($0.7 million) and severance for expected terminations at the Lawrence facility ($0.4 million).

      Consolidation of administrative functions for CCP - Katy has incurred various costs (mostly system conversions and the consolidation of administrative personnel) over the past three years for the integration of back office and administrative functions into Bridgeton, Missouri from certain businesses within the Maintenance Products Group. The most significant project is the centralization of the customer service functions for the JanSan Plastics, Abrasives, Textiles and Filters and Grillbricks business unit.

      Shutdown of Woods US manufacturing - During 2002 a major restructuring occurred at the Woods business unit. After significant study and research into different sourcing alternatives, Katy decided that Woods would source all of its products from Asia. In December 2002, Woods shut down all U.S. manufacturing facilities, which were in suburban Indianapolis and in southern Indiana. During 2004, a charge of $0.3 million was recorded for the shutdown and relocation of a procurement office in Asia and was offset by a credit of $0.3 million to reverse a non-cancelable lease accrual based on a change in usage of a leased facility that was previously impaired. In 2003, Woods incurred costs of $0.5 million primarily for an adjustment to a non-cancelable lease accrual due to a change in sub-lease assumptions. During 2002, costs of $2.4 million were incurred for severance and other exit costs, including severance, pension, and other employee-related costs associated with the employee terminations ($1.5 million), the creation of a liability for non-cancelable lease costs at abandoned production facilities ($0.8 million) and other exit costs related to facility repairs and other minor expenses ($0.1 million).

      Senior management transition and headcount rationalization - From the Recapitalization in 2001 through 2003, the Company has performed an evaluation and rationalization of management talent. In 2003, severance costs were incurred for the elimination of certain employees at corporate ($0.3 million) and in the Maintenance Products Group ($0.3 million). The amounts recorded in 2002 principally  relate to  headcount  reductions  across the  Maintenance  Products
Group.

      Consultant - outsourcing - In order to achieve a more competitive cost structure, the Company has worked with consultants on sourcing and other manufacturing and production efficiency initiatives. During 2003 and 2002, fees were paid to a consultant for initiatives related primarily to sourcing products for the Woods US and Woods Canada businesses and the Textiles business unit.

      Corporate office relocation - Following the Recapitalization, the Company closed the former corporate headquarters in Englewood, Colorado and an adjunct corporate office in Chicago, Illinois. The costs incurred in 2002 primarily related to non-cancelable lease accruals, moving expenses and employee relocations.

      Other - During 2004, costs were incurred for the closure of CCP's metals facility in Santa Fe Springs, California ($0.1 million) and for the closure of CCP's facility in Canada and the subsequent consolidation into the Woods Canada facility ($0.1 million). All costs in 2003 relate to the closure of CCP's metals facility in Santa Fe Springs, California. During 2002, costs were incurred for legal fees and involuntary termination benefits related to SESCO.

      The table below details activity in restructuring and related reserves since December 31, 2002.

                                                                                    One-time         Contract
                                                                                  Termination      Termination
                                                                     Total        Benefits [a]       Costs [b]        Other [c]
                                                                  ----------      ------------     -----------       ----------
Restructuring and related liabilities at December 31, 2002        $   14,499       $    2,085       $   10,885       $    1,529
        Additions                                                      8,190            3,313            3,040            1,837
        Reductions                                                       (58)              --              (58)              --
        Payments                                                     (14,743)          (3,828)          (7,604)          (3,311)
                                                                  ----------       ----------       ----------       ----------
Restructuring and related liabilities at December 31, 2003        $    7,888       $    1,570       $    6,263       $       55
        Additions                                                      3,974              753            2,439              782
        Reductions                                                      (469)             (10)            (459)              --
        Payments                                                      (7,032)          (1,508)          (4,687)            (837)
        Currency Translation                                              93                2               91               --
                                                                  ----------       ----------       ----------       ----------
Restructuring and related liabilities at December 31, 2004[d]     $    4,454       $      807       $    3,647       $       --
                                                                  ==========       ==========       ==========       ==========

[a] Includes severance, benefits, and other employee-related costs associated with the employee terminations.

[b] Includes charges related to non-cancelable lease liabilities for abandoned facilities, net of estimated sub-lease revenue.

[c] Includes charges associated with moving inventory, machinery and equipment, consolidation of administrative and operational functions, and consultants working on sourcing and other manufacturing and production efficiency initiatives.

[d] Katy expects to substantially complete its restructuring program in 2005. The remaining capital expenditures, and severance, restructuring and related costs for these initiatives are expected to be in the range of $1.5 million to $2.5 million.

The table below details activity in restructuring and related reserves by operating segment since December 31, 2002.

                                                                                     Maintenance     Electrical
                                                                                       Products       Products
                                                                        Total           Group           Group         Corporate
                                                                      ---------      -----------     ----------       ---------
      Restructuring and related liabilities at December 31, 2002      $  14,499       $  10,684       $   3,312       $     503
               Additions                                                  8,190           5,754           2,084             352
               Reductions                                                   (58)            (58)             --              --
               Payments                                                 (14,743)        (10,399)         (3,647)           (697)
                                                                      ---------       ---------       ---------       ---------
      Restructuring and related liabilities at December 31, 2003      $   7,888       $   5,981       $   1,749       $     158
               Additions                                                  3,974           2,637           1,337              --
               Reductions                                                  (469)            (12)           (457)             --
               Payments                                                  (7,032)         (5,221)         (1,653)           (158)
               Currency Translation                                          93              --              93              --
                                                                      ---------       ---------       ---------       ---------
      Restructuring and related liabilities at December 31, 2004      $   4,454       $   3,385       $   1,069       $      --
                                                                      =========       =========       =========       =========

      The  table  below   summarizes  the  future   obligations  for  severance,
restructuring and other related charges by operating segment detailed above:

                                             Maintenance      Electrical
                                              Products         Products
                               Total            Group            Group
                             --------        -----------      ----------
          2005               $  2,103         $  1,682         $    421
          2006                    788              574              214
          2007                    423              249              174
          2008                    384              201              183
          2009                    321              244               77
        Thereafter                435              435               --
                             --------         --------         --------
      Total Payments         $  4,454         $  3,385         $  1,069
                             ========         ========         ========

Note 20. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED):

2004                                                              1st Qtr           2nd Qtr          3rd Qtr          4th Qtr
----                                                              -------           -------          -------          -------
Net sales                                                        $   99,895       $  100,522       $  135,426       $  121,799
                                                                 ==========       ==========       ==========       ==========

Gross profit                                                     $   16,630       $   13,261       $   17,857       $   13,286
                                                                 ==========       ==========       ==========       ==========

Net loss (income)                                                $   (1,781)      $   (1,283)      $      876       $  (33,933)
                                                                 ----------       ----------       ----------       ----------

Payment in kind of dividends on convertible preferred stock          (3,462)          (3,462)          (3,822)          (4,003)
                                                                 ----------       ----------       ----------       ----------

Net loss attributable to common stockholders                     $   (5,243)      $   (4,745)      $   (2,946)      $  (37,936)
                                                                 ==========       ==========       ==========       ==========

Loss per share of common stock - Basic and diluted [a]           $    (0.67)      $    (0.60)      $    (0.37)      $    (4.80)
                                                                 ==========       ==========       ==========       ==========

      During 2004, the Company recorded the following quarterly pre-tax charges for severance, restructuring and related charges and impairments of long-lived assets:

                                                                      1st Qtr           2nd Qtr          3rd Qtr          4th Qtr
                                                                      -------           -------          -------          -------
Severance, restructuring and related charges (income)                     1,898             (109)             167            1,549
Impairments of long-lived assets                                             --               --               --           30,831

2003                                                                  1st Qtr           2nd Qtr          3rd Qtr          4th Qtr
----                                                                  -------           -------          -------          -------
Net sales                                                            $   90,452       $  101,461       $  125,901       $  118,596
                                                                     ==========       ==========       ==========       ==========

Gross profit                                                         $   14,286       $   13,949       $   20,226       $   22,386
                                                                     ==========       ==========       ==========       ==========

Net loss                                                             $   (1,844)      $   (5,202)      $     (418)      $   (1,900)
                                                                     ----------       ----------       ----------       ----------

Gain on early redemption of preferred interest of subsidiary              6,560               --               --               --

Payment in kind of dividends on convertible preferred stock              (3,014)          (3,011)          (3,324)          (3,462)
                                                                     ----------       ----------       ----------       ----------

Net income (loss) attributable to common stockholders                $    1,702       $   (8,213)      $   (3,742)      $   (5,362)
                                                                     ==========       ==========       ==========       ==========

Income (loss) per share of common stock - Basic and diluted [a]
   Income (loss) from continuing operations
   attributable
     to common stockholders                                          $     0.08       $    (1.02)      $    (1.44)      $    (0.68)
   Discontinued operations (net of tax)                                    0.12             0.04             0.99       $       --
                                                                     ----------       ----------       ----------       ----------
    Net income (loss) attributable to common stockholders            $     0.20       $    (0.98)      $    (0.45)      $    (0.68)
                                                                     ==========       ==========       ==========       ==========

      During 2003, the Company recorded the following quarterly pre-tax charges for severance, restructuring and related charges and impairments of long-lived assets:

                                                   1st Qtr        2nd Qtr        3rd Qtr        4th Qtr
                                                   -------        -------        -------        -------
Severance, restructuring and related charges      $     228      $   1,713      $   3,871      $   2,320
Impairments of long-lived assets                  $      --      $   1,800      $   5,255      $   4,825

[a] The sum of basic and diluted loss per share of common stock does not total to the basic and diluted loss per share reported in the Consolidated Statement of Operations or Note 9 due to the fluctuation of shares outstanding throughout the years ending December 31, 2004 and 2003.

NOTE 21. SUPPLEMENTAL BALANCE SHEET INFORMATION

      The following table provides detail regarding other assets shown on the Consolidated Balance Sheets:

                                                                       December 31,
                                                                ------------------------
                                                                     2004           2003
                                                                     ----           ----
      Debt issuance costs, net                                  $   4,721      $   4,313
      Equity method investment in unconsolidated affiliate          1,617          1,617
      Notes and other receivables - sales of subsidiaries             106            994
      Other                                                         3,502          3,428
                                                                ---------      ---------
      Total                                                     $   9,946      $  10,352
                                                                =========      =========

      The following table provides detail regarding accrued expenses shown on the Consolidated Balance Sheets:

                                                                       December 31,
                                                                ------------------------
                                                                     2004           2003
                                                                     ----           ----
      Contingent liabilities                                    $  14,054      $  15,735
      Advertising and rebates                                      13,551         10,440
      SESCO note payable to Montenay                                1,050          1,000
      Non-cancelable lease liabilities - restructuring              1,023          2,424
      Professional services                                           839            796
      Other restructuring                                             807          1,622
      Other                                                         8,615          8,221
                                                                ---------      ---------
      Total                                                     $  39,939      $  40,238
                                                                =========      =========

      Contingent liabilities consist of accruals for estimated losses associated with environmental issues, the uninsured portion of general and product liability and workers' compensation claims, and a purchase price adjustment associated with the purchase of a subsidiary.

      The following table provides detail regarding other liabilities shown on the Consolidated Balance Sheets:

                                                                       December 31,
                                                                ------------------------
                                                                     2004           2003
                                                                     ----           ----
      Deferred compensation                                     $   3,974      $   4,960
      Non-cancelable lease liabilities - restructuring              2,624          4,427
      SESCO note payable to Montenay                                2,441          3,304
      Other                                                         3,816          3,353
                                                                ---------      ---------
      Total                                                     $  12,855      $  16,044
                                                                =========      =========

NOTE 22. SUPPLEMENTAL CASH FLOW INFORMATION

      Cash paid (received) during the year for interest and income taxes is as follows:

                                                Years Ended December 31,
                                    ------------------------------------------
                                          2004            2003            2002
                                          ----            ----            ----
         Interest                   $    2,411      $    2,688      $    4,733
                                    ==========      ==========      ==========
         Income taxes               $      759      $    2,924      $     (416)
                                    ==========      ==========      ==========

      Significant non-cash transactions include the accrual of PIK dividends on the Convertible Preferred Stock of $14.7 million in 2004, $12.8 million in 2003, and $11.1 million in 2002. The PIK dividends are recorded at fair value. In this case, each convertible preferred share is translated to its common equivalent (16.6667 common shares per each convertible preferred share) and multiplied by $6.00, which is the value of each common share equivalent given the proceeds from the issuance of the Convertible Preferred Stock. Also during 2003, a gain of $6.6 million was realized on the early redemption of the preferred interest in a subsidiary (see Note 11).

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

      Pursuant to Rule 13a--15(b) under the Securities Exchange Act of 1934, Katy carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls  and  procedures  (pursuant  to Rule  13a-15(e)  under  the  Securities
Exchange Act of 1934, as amended) as of the end of the period of our report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

      (b)   Change in Internal Controls

      Our Abrasives facility in Wrens, Georgia lacks a perpetual inventory system and relies on quarterly physicals to value inventory. Throughout 2004, we adjusted our material cost of sales estimate (for preparation of non-quarter-end interim financial statements) to reflect rising material cost of sales.

      Also during 2004, the Wrens facility experienced significant personnel turnover, consolidation of other operations (consistent with our strategy of consolidating our abrasives operations into the Wrens facility), and manufacturing disruption events such as the production interruption caused by the air handling system fire in October 2004. Management determined that key inventory processes such as receiving, production reporting, scrap, and shipping required improvement.

      In light of the above developments, our management requested that our independent auditor, PricewaterhouseCoopers LLP (PwC), perform a comprehensive analysis of the Wrens inventory process controls. As part of the analysis, PwC conducted an on-site review of the operations and inventory-related process controls of the Wrens facility as well as related certain back-office processes conducted in St. Louis, Missouri.

      The PwC review concluded that inventory process controls were inadequate. Among the inadequacies identified were those relating to shipping and receiving controls, bills of material and routings, security measures, and systems implementation (we are in the process of re-implementing a new ERP system). As a result of its review, PwC recommended that we take certain corrective actions, including the establishment of a perpetual inventory system. In response to each of PwC's detailed recommendations, management developed an itemized corrective action plan and has discussed that plan with our Audit Committee, Board of Directors and PwC. As of the date of this Annual Report on Form 10-K, we believe that the action plan developed by our management will correct the inadequacies in our internal control over financial reporting as they relate to our inventory process at our Wrens facility. We also believe that despite these inadequacies, the quarterly physical inventory process at this facility has provided us with an accurate inventory valuation.

      Except as discussed above, there have been no changes in Katy's internal control over financial reporting during the quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect Katy's internal control over financial reporting.

      Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we will be required to furnish an internal controls report of management's assessment of the effectiveness of our internal controls as part of our Annual Report on Form 10-K. If our public float exceeds $75 million at June 30, 2005, we will be required to furnish this report for the year ending December 31, 2005, otherwise we will be required to furnish this report for the year ending December 31, 2006. Our public float as of June 30, 2004 was approximately $22.9 million.
Section 404 will also require our auditors to attest to, and report on, our assessment. In order to issue our report, our management must document both the design of our internal controls and the testing processes that support management's evaluation and conclusion. Our management has begun the necessary processes and procedures for issuing its report on our internal controls.

Item 9B. OTHER INFORMATION

Third Amendment to the Amended and Restated Loan Agreement

      Katy entered into the Third Amendment to Amended and Restated Loan Agreement dated as of April 13, 2005 with Fleet Capital Corporation (the Third Amendment). The Third Amendment eliminates the maximum Consolidated Leverage Ratio and the Minimum Consolidated EBITDA and adjusts the Minimum Availability such that our eligible collateral must exceed the sum of Katy's outstanding borrowings and letters of credit under the Revolving Credit Facility by at least $5 million from the effective date of the Third Amendment through September 29, 2005 and by at least $7.5 million from September 30, 2005 until the date Katy delivers its financial statements for the first quarter of 2006 to its lenders. Subsequent to the delivery of the financial statements for the first quarter of 2006, the Third Amendment reestablishes the minimum Fixed Charge Coverage Ratio as originally set forth in the Bank of America Credit Agreement. The Third Amendment also reduces the maximum allowable capital expenditures for 2005 from $15 million to $10 million, and increases the interest rate margins on all of the Katy's outstanding borrowings and letters of credit to the largest margins set forth in the Amended and Restated Loan Agreement. Interest rate margins will return to levels set forth in the Bank of America Credit Agreement subsequent to the delivery of Katy's financial statements for the first quarter of 2006 to its lenders.

Executive Compensation

      The following base salaries effective April 11, 2005 for the named executive officers of Katy were approved at the April 8, 2005 meeting of the Compensation Committee of the Katy Board of Directors.

             C. Michael Jacobi         $565,000
             Amir Rosenthal            $315,000
             David S. Rahilly          $250,000
             David C. Cooksey          $170,000
             Michael C. Paul           $169,700

      As part of his or her annual compensation, each of the named executive officers is also eligible for a cash bonus in accordance with the terms of the Katy Industries, Inc. Executive Bonus Plan, which is set forth as Exhibit 10.18 in this Annual Report on Form 10-K. In addition to the foregoing, the Company pays automobile and other allowances, certain club memberships, all or a portion of the premiums for group term life insurance policies for each of the executive officers and contributes matching amounts to each of the executives under the Katy's 401(k) plan.

                                    Part III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Information regarding the directors of Katy is incorporated herein by reference to the information set forth under the section entitled "Election of Directors" in the Proxy Statement of Katy Industries, Inc. for its 2005 Annual Meeting.

      Information regarding executive officers of Katy is incorporated herein by reference to the information set forth under the section entitled "Information Concerning Directors and Executive Officers" in the Proxy Statement of Katy Industries, Inc. for its 2005 Annual Meeting.

      Information regarding compliance with Section 16 of the Securities Exchange Act of 1934 is incorporated herein by reference to the information set forth under the Section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" for its 2005 Annual Meeting.

      Information regarding Katy's Code of Ethics is incorporated herein by reference to the information set forth under the Section entitled "Code of Ethics" in the Proxy Statement of Katy Industries, Inc. for its 2005 Annual Meeting.

Item 11. EXECUTIVE COMPENSATION

      Information regarding compensation of executive officers is incorporated herein by reference to the information set forth under the section entitled "Executive Compensation" in the Proxy Statement of Katy Industries, Inc. for its 2005 Annual Meeting.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      Information regarding beneficial ownership of stock by certain beneficial owners and by management of Katy is incorporated by reference to the information set forth under the section "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" in the Proxy Statement of Katy Industries, Inc. for its 2005 Annual Meeting.

Equity Compensation Plan Information

                                                                                        Number of Securities
                                                                                       Remaining Available for
                              Number of Securities to       Weighted-average        Future Issuances Under Equity
                              Be Issued on Exercise of      Exercise Price of            Compensation Plans
                                Outstanding Option,       Outstanding Options,          (Excluding Securities
Plan Category                   Warrants and Rights        Warrants and Rights        Reflected in Column (a))
-----------------------       ------------------------    --------------------      -----------------------------
                                        (a)                        (b)                            (c)
Equity Compensation
Plans Approved by
Stockholders                           925,262                     $7.33                        308,889

Equity Compensation
Plans Not Approved by
Stockholders                         1,841,698                     $4.16                             --

Equity Compensation Plans Not Approved by Stockholders

      On June 28, 2001, the Company entered into an employment agreement with C. Michael Jacobi, President and Chief Executive Officer. To induce Mr. Jacobi to enter into the employment agreement, on June 28, 2001, the Compensation Committee of the Board of Directors approved the Katy Industries, Inc. 2001 Chief Executive Officer's Plan. Under this plan, Mr. Jacobi was granted 978,572 stock options. Pursuant to approval by the Katy Board of Directors, the stock options granted to Mr. Jacobi under this plan were vested in March 2004.

      On September 4, 2001, the Company entered into an employment agreement with Amir Rosenthal, Vice President, Chief Financial Officer, General Counsel and Secretary. To induce Mr. Rosenthal to enter into the employment agreement, on September 4, 2001, the Compensation Committee of the Board of Directors approved the Katy Industries, Inc. 2001 Chief Financial Officer's Plan. Under this plan, Mr. Rosenthal was granted 123,077 stock options. Pursuant to approval by the Katy Board of Directors, the stock options granted to Mr. Rosenthal under this plan were vested in March 2004.

      On November 21, 2002, the Board of Directors approved the 2002 Stock Appreciation Rights Plan (the "2002 SAR Plan"), authorizing the issuance of up to 1,000,000 stock appreciation rights (SARs). Vesting of the SARs occurs ratably over three years from the date of issue. The 2002 SAR Plan provides limitations on redemption by holders, specifying that no more than 50% of the cumulative number of vested SARs held by an employee could be exercised in any one calendar year. The SARs expire ten years from the date of issue. The Board approved grants on November 22, 2002, of 717,175 SARs to 60 individuals with an exercise price of $3.15, which equaled the market price of Katy's stock on the grant date. In addition, 50,000 SARs were granted to four individuals during 2003 and 275,000 SARs were granted to fifteen individuals during 2004. At December 31, 2004, Katy had 740,049 SARS outstanding at a weighted average exercise price of $4.16. Compensation (income) expense associated with the vesting of stock appreciation rights was ($0.1 million), $1.0 million and $13.0 thousand in 2004, 2003 and 2002, respectively. The 2002 SAR Plan also provides that in the event of a Change in Control of the Company, all outstanding SARs may become fully vested. In accordance with the 2002 SAR Plan, a "Change in Control" is deemed to have occurred upon any of the following events: 1) a sale of 100 percent of the Company's outstanding capital stock, as may be outstanding from time to time; 2) a sale of all or substantially all of the Company's operating subsidiaries or assets; or 3) a transaction or series of transactions in which any third party acquires an equity ownership in the Company greater than that held by KKTY Holding Company, L.L.C. and in which Kohlberg & Co., L.L.C. relinquishes its right to nominate a majority of the candidates for election to the Board of Directors.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Information regarding certain relationships and related transactions with management is incorporated herein by reference to the information set forth under the section entitled "Executive Compensation" in the Proxy Statement of Katy Industries, Inc. for its 2005 Annual Meeting.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

      Information regarding principal accountant fees and services is incorporated herein by reference to the information set forth under the section entitled "Proposal 2 - Ratification of the Independent Public Auditors" in the Proxy Statement of Katy Industries, Inc. for its 2005 Annual Meeting.

                                     Part IV

Item 15. EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

      (a)   1. Financial Statements

      The following financial statements of Katy are set forth in Part II, Item 8, of this Form 10-K:

            -     Consolidated Balance Sheets as of December 31, 2004 and 2003

            - Consolidated Statements of Operations for the years ended December 31, 2004, 2003 and 2002

            - Consolidated Statements of Stockholders' Equity for the years ended December 31, 2004, 2003 and 2002

            - Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002

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

Dated: April 14, 2005                                      KATY INDUSTRIES, INC.
                                                           Registrant


                                                           /S/ C. Michael Jacobi
                                                           ---------------------
                                                               C. Michael Jacobi
                                           President and Chief Executive Officer


                                                              /S/ Amir Rosenthal
                                                              ------------------
                                                                  Amir Rosenthal
                                         Vice President, Chief Financial Officer
                                                             General Counsel and
                                                                       Secretary

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

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of this 14th day of April, 2005.

Signature                        Title

/S/ William F. Andrews           Chairman of the Board and Director
---------------------------
William F. Andrews

/S/ C. Michael Jacobi            President, Chief Executive Officer and Director
---------------------------      (Principal Executive Officer)
C. Michael Jacobi

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

/S/ James A. Kohlberg            Director
---------------------------
James A. Kohlberg

/S/ Daniel B. Carroll            Director
---------------------------
Daniel B. Carroll

/S/ Wallace E. Carroll, Jr.      Director
---------------------------
Wallace E. Carroll, Jr.

/S/ Samuel P. Frieder            Director
---------------------------
Samuel P. Frieder

/S/ Christopher Anderson         Director
---------------------------
Christopher Anderson

INDEX TO FINANCIAL STATEMENT SCHEDULES

Report of Independent Registered Public Accounting Firm                84
Schedule II - Valuation and Qualifying Accounts                        85
Consent of Independent Registered Public Accounting Firm               92

      All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the Consolidated Financial Statements of Katy or the Notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Stockholders of Katy Industries, Inc.:

Our audits of the consolidated financial statements of Katy Industries, Inc. and its subsidiaries, referred to in our report dated March 29, 2005, except for
Note 8, which is as of April 13, 2005, appearing in this Annual Report on Form 10-K, also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, the financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


/s/ PricewaterhouseCoopers LLP

St. Louis, Missouri
March 29, 2005, except for Note 8,
  which is as of April 13, 2005

                     KATY INDUSTRIES, INC. AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
                             (Amounts in Thousands)

                                      Balance at        Additions                                              Balance
                                      Beginning        Charged to        Write-offs           Other            at End
Accounts Receivable Reserves           of Year           Expense         to Reserves       Adjustments         of Year
----------------------------           -------           -------         -----------       -----------         -------
Year ended December 31, 2004

      Trade receivables               $     3,029      $     3,099       $    (3,092)      $      (209)      $     2,827
      Long-term notes receivable              105              250                --                --               355
                                      -----------      -----------       -----------       -----------       -----------
                                      $     3,134      $     3,349       $    (3,092)      $      (209)      $     3,182

Year ended December 31, 2003

      Trade receivables               $     2,771      $     3,163       $    (3,113)      $       208       $     3,029
      Long-term notes receivable            1,000              105            (1,000)                                105
                                      -----------      -----------       -----------       -----------       -----------
                                      $     3,771      $     3,268       $    (4,113)      $       208       $     3,134

Year ended December 31, 2002

      Trade receivables               $     2,728      $     3,732       $    (4,312)      $       623       $     2,771
      Long-term notes receivable            1,000               --                --                --             1,000
                                      -----------      -----------       -----------       -----------       -----------
                                      $     3,728      $     3,732       $    (4,312)      $       623       $     3,771

                                       Balance at       Additions                                              Balance
                                       Beginning       Charged to        Write-offs           Other            at End
Inventory Reserves                      of Year          Expense       to the Reserve      Adjustments         of Year
------------------                      -------          -------       --------------      ------------        -------
Year ended December 31, 2004          $     5,630      $     1,758       $    (2,766)      $        49       $     4,671

Year ended December 31, 2003          $     5,730      $     1,822       $    (2,261)      $       339       $     5,630

Year ended December 31, 2002          $     5,862      $     2,620       $    (3,578)      $       826       $     5,730

                                       Balance at                                                              Balance
                                        Beginning                                             Other            at End
Income Tax Valuation Allowances          of Year        Provision         Reversals        Adjustments         of Year
-------------------------------          -------        ---------         ---------        -----------         -------
Year ended December 31, 2004          $    46,171      $    13,857       $        --       $        --       $    60,028

Year ended December 31, 2003          $    42,828      $     3,343       $        --       $        --       $    46,171

Year ended December 31, 2002          $    13,854      $    28,974       $        --       $        --       $    42,828

                              KATY INDUSTRIES, INC.
                                INDEX OF EXHIBITS
                                DECEMBER 31, 2004

Exhibit
Number         Exhibit Title                                               Page
------         -------------                                               ----

  2            Preferred Stock Purchase and Recapitalization               *
               Agreement, dated as of June 2, 2001 (incorporated by reference to Annex B to the Company's Proxy Statement on Schedule 14A filed June 8, 2001).

  3.1          The Amended and Restated Certificate of Incorporation       *
               of the Company (incorporated by reference to Exhibit
               3.1 of the Company's Current Report on Form 8-K on July
               13, 2001).

  3.2          The By-laws of the Company, as amended (incorporated by     *
               reference to Exhibit 3.1 to the Company's Quarterly
               Report on Form 10-Q filed May 15, 2001).

  4.1          Rights Agreement dated as of January 13, 1995 between       *
               Katy and Harris Trust and Savings Bank as Rights Agent (incorporated by reference to Exhibit 2.1 of Katy's
               Form 8-A filed January 17, 1995).

  4.1a         Amendment dated as of October 31, 1996 to the Rights        *
               Agreement dated as of January 13, 1995 between Katy and Harris Trust and Savings Bank as Rights Agent
               (incorporated by reference to Katy's Current Report on Form 8-K filed November 8, 1996).

  4.1b         Amendment dated as of January 8, 1999 to the Rights         *
               Agreement dated as of January 13, 1995 between Katy and LaSalle National Bank as Rights Agent (incorporated by reference to Exhibit 4.1(b) of Katy's Annual Report on
               Form 10-K filed March 18, 1999).

  4.1c         Third Amendment to Rights Agreement, dated March 30,        *
               2001, between the Company and LaSalle Bank, N.A., as
               Rights Agent (incorporated by reference to Exhibit (e)
               (3) to the Company's Solicitation/Recommendation
               Statement on Schedule 14D-9 filed April 25, 2001).

  10.1         Katy Industries, Inc. Long-Term Incentive Plan              *
               (incorporated by reference to Katy's Registration
               Statement on Form S-8 filed June 21, 1995).

  10.2         Katy Industries, Inc. Non-Employee Director Stock           *
               Option Plan (incorporated by reference to Katy's
               Registration Statement on Form S-8 filed June 21, 1995).

  10.3         Katy Industries, Inc. Supplemental Retirement and           *
               Deferral Plan effective as of June 1, 1995
               (incorporated by reference to Katy's Registration
               Statement on Form S-8 filed June 21, 1995)

  10.4         Katy Industries, Inc. Directors' Deferred Compensation      *
               Plan effective as of June 1, 1995 (incorporated by reference to Katy's Registration Statement on Form S-8 filed June 21, 1995).

  10.5         Employment Agreement dated as of June 28, 2001 between      *
               C. Michael Jacobi and the Company (incorporated by reference to Exhibit 10.2 to the Company's Quarterly
               Report on Form 10-Q filed August 14, 2001).

  10.6         Katy Industries, Inc. 2001 Chief Executive Officer's        *
               Plan (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed August
               14, 2001).

  10.7         Employment Agreement dated as of September 1, 2001          *
               between Amir Rosenthal and the Company (incorporated by reference to Exhibit 10.2 to the Company's Quarterly
               Report on Form 10-Q dated November 14, 2001).

  10.8         Katy Industries, Inc. 2001 Chief Financial Officer's        *
               Plan (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q dated November
               14, 2001).

  10.9         Katy Industries, Inc. 2002 Stock Appreciation Rights        *
               Plan, dated November 21, 2002, (incorporated by reference to Exhibit 10.17 to the Company's Annual
               Report on Form 10-K dated April 15, 2003).

  10.10        Amended and Restated Loan Agreement dated as of April       *
               20, 2004 with Fleet Capital Corporation, (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q dated May 10, 2004).

  10.11        First Amendment to Amended and Restated Loan Agreement      *
               dated as of June 29, 2004 with Fleet Capital
               Corporation, (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q dated
               August 16, 2004).

  10.12        Amendment dated as of October 1, 2004 to the Employment     *
               Agreement dated as of June 28, 2001 between C. Michael
               Jacobi and the Company (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form
               10-Q dated November 10, 2004).

  10.13        Amendment dated as of October 1, 2004 to the Employment     *
               Agreement dated as of September 1, 2001 between Amir Rosenthal and the Company (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form
               10-Q dated November 10, 2004).

  10.14        Director Compensation Arrangements                          89

  10.15        Executive Officer Compensation Arrangements                 90

  10.16        Second Amendment to Amended and Restated Loan Agreement     *
               dated as of March 29, 2005 with Fleet Capital
               Corporation (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed
               April 1, 2005)

  10.17        Third Amendment to Amended and Restated Loan Agreement      **
               dated as of April 13, 2005 with Fleet Capital
               Corporation

  10.18        Katy Industries, Inc. Executive Bonus Plan dated            **
               December 2001

  21           Subsidiaries of registrant                                  91

  23           Consent of Independent Registered Public Accounting Firm    92

  31.1         CEO Certification pursuant to Securities Exchange Act       93
               Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

  31.2         CFO Certification pursuant to Securities Exchange Act       94
               Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

  32.1         CEO Certification required by 18 U.S.C. Section 1350,       95
               as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  32.2         CFO Certification required by 18 U.S.C. Section 1350,       96
               as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Indicates incorporated by reference.

** Indicates filed herewith.