Form 10-Q
period 2005-03-31
KATY INDUSTRIES INC
filed 2005-05-09
CIK 54681

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

             |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 2005

                                       or

            |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _______________ to ________________

                        Commission File Number 001-05558

                              Katy Industries, Inc.
             (Exact name of registrant as specified in its charter)

        Delaware                                         75--1277589
(State of Incorporation)                    (I.R.S. Employer Identification No.)

         765 Straits Turnpike, Suite 2000, Middlebury, Connecticut 06762
               (Address of Principal Executive Offices) (Zip Code)

       Registrant's telephone number, including area code: (203) 598--0397

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes |X|                 No |_|

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b--2 of the Exchange Act).

                         Yes |_|                 No |X|

      Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

          Class                                    Outstanding at April 30, 2005
Common Stock, $1 Par Value                                   7,945,377

                              KATY INDUSTRIES, INC.
                                    FORM 10-Q
                                 March 31, 2005

                                      INDEX

                                                                                     Page
                                                                                     ----
PART I  FINANCIAL INFORMATION

        Item 1.  Financial Statements:

                 Condensed Consolidated Balance Sheets
                 March 31, 2005 and December 31, 2004 (unaudited)                     2,3

                 Condensed Consolidated Statements of Operations
                 Three Months Ended March 31, 2005 and 2004 (unaudited)                 4

                 Condensed Consolidated Statements of Cash Flows
                 Three Months Ended March 31, 2005 and 2004 (unaudited)                 5

                 Notes to Condensed Consolidated Financial Statements (unaudited)       6

        Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                                   20

        Item 3.  Quantitative and Qualitative Disclosures about Market Risk            31

        Item 4.  Controls and Procedures                                               31

PART II OTHER INFORMATION

        Item 1.  Legal Proceedings                                                     32

        Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds           32

        Item 5.  Other Information                                                     32

        Item 6.  Exhibits                                                              32

        Signatures                                                                     33

        Certifications                                                              34-37

                          PART I FINANCIAL INFORMATION

                          Item 1. Financial Statements

                     KATY INDUSTRIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Amounts in Thousands)
                                   (Unaudited)

                                     ASSETS

                                                    March 31,       December 31,
                                                       2005             2004
                                                    ---------       ------------

CURRENT ASSETS:

     Cash and cash equivalents                      $   7,099        $   8,525
     Accounts receivable, net                          50,288           66,689
     Inventories, net                                  61,900           65,674
     Other current assets                               5,287            4,233
                                                    ---------        ---------

       Total current assets                           124,574          145,121
                                                    ---------        ---------

OTHER ASSETS:

     Goodwill                                           2,239            2,239
     Intangibles, net                                   7,352            7,428
     Other                                              9,581            9,946
                                                    ---------        ---------

       Total other assets                              19,172           19,613
                                                    ---------        ---------

PROPERTY AND EQUIPMENT
     Land and improvements                              1,867            1,897
     Buildings and improvements                        14,016           13,537
     Machinery and equipment                          132,841          132,825
                                                    ---------        ---------

                                                      148,724          148,259
     Less - Accumulated depreciation                  (90,763)         (88,529)
                                                    ---------        ---------

       Property and equipment, net                     57,961           59,730
                                                    ---------        ---------

       Total assets                                 $ 201,707        $ 224,464
                                                    =========        =========

See Notes to Condensed Consolidated Financial Statements.

                     KATY INDUSTRIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (Amounts in Thousands, Except Share Data)
                                   (Unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                        March 31,       December 31,
                                                                          2005              2004
                                                                        ---------       ------------

CURRENT LIABILITIES
     Accounts payable                                                   $  27,070        $  39,079
     Accrued compensation                                                   5,088            5,269
     Accrued expenses                                                      37,102           39,939
     Current maturities of long-term debt                                   2,857            2,857
     Revolving credit agreement                                            39,646           40,166
                                                                        ---------        ---------

       Total current liabilities                                          111,763          127,310
                                                                        ---------        ---------
LONG-TERM DEBT, less current maturities                                    14,286           15,714

OTHER LIABILITIES                                                          12,120           12,855
                                                                        ---------        ---------

       Total liabilities                                                  138,169          155,879
                                                                        ---------        ----------
COMMITMENTS AND CONTINGENCIES (Note 8)                                         --               --
                                                                        ---------        ----------
STOCKHOLDERS'EQUITY
 15% Convertible preferred stock, $100 par value, authorized
  1,200,000 shares, issued and outstanding 1,131,551 shares,
  liquidation value $113,155                                              108,256          108,256
 Common stock, $1 par value; authorized 35,000,000 shares;
   issued 9,822,204 shares                                                  9,822            9,822
 Additional paid-in Capital                                                25,111           25,111
 Accumulated other comprehensive income                                     4,165            4,564
 Accumulated deficit                                                      (61,906)         (57,258)
 Treasury stock, at cost, 1,876,827 ahares                                (21,910)         (21,910)
   Total stockholders'equity                                             ---------        ----------


   Total liabilities and stockholders' equity                              63,538           68,585
                                                                        ---------        ---------

                                                                        $ 201,707       $  224,464
                                                                        =========       ===========

See Notes to Condensed Consolidated Financial Statements.

                     KATY INDUSTRIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                 (Amounts in Thousands, Except Per Share Data)
                                  (Unaudited)

                                                             2005        2004
                                                           --------    --------

Net sales                                                  $ 95,513    $ 99,895
Cost of goods sold                                           85,990      83,265
                                                           --------    --------
   Gross profit                                               9,523      16,630
Selling, general and administrative expenses                 12,354      14,748
Severance, restructuring and related charges                    373       1,898
                                                           --------    --------
   Operating loss                                            (3,204)        (16)
Interest expense                                             (1,264)       (800)
Other, net                                                      (48)       (375)
                                                           --------    --------

Loss before provision for income taxes                       (4,516)     (1,191)

Provision for income taxes                                      132         590
                                                           --------    --------

Net loss                                                     (4,648)     (1,781)

Payment-in-kind of dividends on convertible preferred
stock                                                            --      (3,462)
                                                           --------    --------

Net loss attributable to common stockholders               $ (4,648)   $ (5,243)
                                                           ========    ========

Loss per share of common stock - Basic and diluted         $  (0.59)   $  (0.67)
                                                           ========    ========

Weighted average common shares outstanding (thousands):
      Basic and diluted                                       7,945       7,881
                                                           ========    ========

See Notes to Condensed Consolidated Financial Statements.

                     KATY INDUSTRIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 and 2004
                             (Amounts in Thousands)
                                   (Unaudited)

                                                                  2005         2004
                                                                --------     --------
Cash flows from operating activities:
    Net Loss                                                    $ (4,648)    $ (1,781)
    Depreciation and amortization                                  2,847        3,802
    Amortization of debt issuance costs                              276          264
                                                                --------     --------
                                                                  (1,525)       2,285
                                                                --------     --------
    Changes in operating assets and liabilities:
       Accounts receivable                                        16,164        5,956
       Inventories                                                 3,627      (13,188)
       Other assets                                                 (756)      (2,514)
       Accounts payable                                          (11,839)      (6,243)
       Accrued expenses                                           (2,964)      (1,923)
       Other, net                                                   (738)         (91)
                                                                --------     --------
                                                                   3,494      (18,003)
                                                                --------     --------

                                                                --------     --------
    Net cash provided by (used in) in operating activities         1,969      (15,718)
                                                                --------     --------

Cash flows from investing activities:
    Capital expenditures                                          (1,403)      (2,415)
    Collections of note receivable from sale of subsidiary            71           --
    Proceeds from sale of assets                                      --        3,673
                                                                --------     --------
    Net cash (used in) provided by investing activities           (1,332)       1,258
                                                                --------     --------

Cash flows from financing activities:
    Net (repayments) borrowings on revolving loans                  (466)      13,906
    Repayments of term loans                                      (1,429)      (1,815)
    Direct costs associated with debt facilities                    (138)        (209)
                                                                --------     --------
    Net cash (used in) provided by financing activities           (2,033)      11,882
                                                                --------     --------

Effect of exchange rate changes on cash and cash equivalents         (30)        (174)
                                                                --------     --------
Net decrease in cash and cash equivalents                         (1,426)      (2,752)
Cash and cash equivalents, beginning of period                     8,525        6,748
                                                                --------     --------
Cash and cash equivalents, end of period                        $  7,099     $  3,996
                                                                ========     ========

See Notes to Condensed Consolidated Financial Statements.

                     KATY INDUSTRIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005

(1) Significant Accounting Policies

Consolidation Policy and Basis of Presentation

      The condensed consolidated financial statements include the accounts of Katy Industries, Inc. and subsidiaries in which it has a greater than 50% interest, collectively "Katy" or "the Company". All significant intercompany accounts, profits and transactions have been eliminated in consolidation. Investments in affiliates that are not majority owned and where the Company exercises significant influence are reported using the equity method. The condensed consolidated financial statements at March 31, 2005 and December 31, 2004 and for the three month periods ended March 31, 2005 and March 31, 2004 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial condition and results of operations of the Company. Interim results may not be indicative of results to be realized for the entire year. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

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

Inventories

      The components of inventories are as follows (amounts in thousands):

                                          March 31,    December 31,
                                            2005           2004
                                          ---------    ------------

                  Raw materials           $ 23,665       $ 23,220
                  Work in process            2,223          1,826
                  Finished goods            40,242         45,299
                  Inventory reserves        (4,230)        (4,671)
                                          --------       --------
                                          $ 61,900       $ 65,674
                                          ========       ========

      At March 31, 2005 and December 31, 2004, approximately 38% and 39%, respectively, of Katy's inventories were accounted for using the last-in, first-out ("LIFO") method of costing, while the remaining inventories were accounted for using the first-in, first-out ("FIFO") method. Current cost, as determined using the FIFO method, exceeded LIFO cost by $6.0 million and $4.7 million at March 31, 2005 and December 31, 2004, respectively.

Property and Equipment

      Property and equipment are stated at cost and depreciated over their estimated useful lives: buildings (10-40 years) generally using the straight-line method; machinery and equipment (3-20 years) using straight-line or composite methods; tooling (5 years) using the straight-line method; and leasehold improvements using the straight-line method over the remaining lease period or useful life, if shorter. Costs for repair and maintenance of machinery and equipment are expensed as incurred, unless the result significantly increases the useful life or functionality of the asset, in which case capitalization is considered. Depreciation expense was $2.7 million and $3.4 million in the three-month periods ending March 31, 2005 and 2004, respectively.

      Katy adopted SFAS No. 143, Accounting for Asset Retirement Obligations, on January 1, 2003 (SFAS No. 143). SFAS No. 143 requires that an asset retirement obligation associated with the retirement of a tangible long-lived asset be recognized as a liability in the period in which it is incurred or becomes determinable, with an associated increase in the carrying amount of the related long-term asset. The cost of the tangible asset, including the initially recognized asset retirement cost, is depreciated over the useful life of the asset. In accordance with SFAS No. 143, the Company has recorded as of March 31, 2005 an asset of $0.9 million and related liability of $1.2 million for retirement obligations associated with returning certain leased properties to the respective lessors upon the termination of the lease arrangements. A summary of the changes in asset retirement obligation since December 31, 2004 is included in the table below (amounts in thousands):

            SFAS No. 143 Obligation at December 31, 2004      $ 1,237
               Accretion expense                                   12
               Changes in estimates, including timing             (22)
                                                              -------
            SFAS No. 143 Obligation at March 31, 2005         $ 1,227
                                                              =======

Stock Options and Other Stock Awards

      The Company follows the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25"), regarding accounting for stock options and other stock awards. APB No. 25 dictates a measurement date concept in the determination of compensation expense related to stock awards including stock options, restricted stock, and stock appreciation rights. Katy's outstanding stock options all have established measurement dates and therefore, fixed plan accounting is applied, generally resulting in no compensation expense for stock option awards. However, the Company has issued stock appreciation rights and restricted stock awards which are accounted for as variable stock compensation awards and compensation expense or income has been recorded for these awards. No compensation expense was recorded relative to restricted stock awards during the three months ended March 31, 2005 and 2004, respectively. Compensation (income) expense recorded associated with the vesting of stock appreciation rights was $(0.6) million and $20.0 thousand for the three month periods ended March 31, 2005 and 2004, respectively. Compensation expense or income for stock awards and stock appreciation rights is recorded in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

      SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123) changes the method for recognition of expense related to option grants to employees. Under SFAS No. 123, compensation cost would be recorded based upon the fair value of each option at the date of grant using an option-pricing model that takes into account as of the grant date the exercise price and expected life of the option, the current price of the underlying stock and its expected volatility, expected dividends on the stock and the risk-free interest rate for the expected term of the option. No options were granted during the three months ended March 31, 2005 and 2004, respectively.

      The fair value of each option grant is estimated on the date of grant using a Black-Scholes option-pricing model with an expected life of five to ten years for all grants. Had compensation cost been determined based on the fair value method of SFAS No. 123, the Company's net loss and loss per share would have been adjusted to the pro forma amounts indicated below (amounts in thousands, except per share data).

                                                                                         Three Months
                                                                                       Ended March 31,
                                                                                       2005        2004
                                                                                     -------     -------
      Net loss attributable to common stockholders, as reported                      $(4,648)    $(5,243)
      Deduct: Total stock-based employee compensation expense determined
         under fair value based method for all awards, net of related tax effects         --      (1,840)
                                                                                     -------     -------

      Pro forma net loss                                                             $(4,648)    $(7,083)
                                                                                     =======     =======

      Loss per share:
          Basic and diluted - as reported                                            $ (0.59)    $ (0.67)
          Basic and diluted - pro forma                                              $ (0.59)    $ (0.90)

      In December 2004, the FASB issued Statement No. 123 (revised 2004), Share-Based Payment (SFAS 123R), which is a revision of SFAS No. 123. SFAS 123R supersedes APB 25, and amends FASB Statement No. 95, Statement of Cash Flows. The approach to quantifying stock-based compensation expense in SFAS 123R is similar to SFAS 123. However, the revised statement requires all share-based payments to employees, including grants of employee stock options, to be recognized as an expense in the Consolidated Statements of Operations based on their fair values as they are earned by the employees under the vesting terms. Pro forma disclosure of stock-based compensation expense, as is the Company's practice under SFAS 123, will not be permitted after 2005, since SFAS 123R must be adopted no later than the first interim or annual period beginning after December 15, 2005. The Company expects to follow the "modified prospective" method of adoption of SFAS 123R whereby earnings for prior periods will not be restated as though stock based compensation had been expensed, rather than the "modified retrospective" method of adoption which would entail restatements of previously published earnings. The Company is currently evaluating the effect of this Statement on the Company, which will be dependent in large part upon future equity-based grants.

(2) New Accounting Pronouncements

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

(3) Intangible Assets

      Following is detailed information regarding Katy's intangible assets (amounts in thousands):

                                                    March 31,     December 31,
                                                      2005            2004
                                                    ---------     ------------
                  Customer lists                    $ 10,968        $ 10,976
                  Tradenames                           6,574           6,577
                  Patents                              3,037           2,932
                                                    --------        --------

                       Subtotal                       20,579          20,485
                  Accumulated amortization           (13,227)        (13,057)
                                                    --------        --------

                       Intangible assets, net       $  7,352        $  7,428
                                                    ========        ========

      All of Katy's intangible assets are definite long-lived intangibles. Katy recorded amortization expense on intangible assets of $0.2 million and $0.4 million in the three-month periods ending March 31, 2005 and 2004, respectively. Estimated aggregate future amortization expense related to intangible assets is as follows (amounts in thousands):

                           2005            $508
                           2006             658
                           2007             653
                           2008             647
                           2009             635

(4) SESCO Partnership

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

The Company made a payment of $1.0 million in July 2004 on the $6.6 million note. The table below schedules the remaining payments as of March 31, 2005 which are reflected in accrued expenses and other liabilities in the Consolidated Balance Sheet (amounts in thousands):

                                      2005       $1,050
                                      2006        1,100
                                      2007        1,100
                                      2008          550
                                                 ------
                                                 $3,800
                                                 ======

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

      Based on an opinion from outside legal counsel, SESCO has a legally enforceable right to offset amounts it owes to the Authority under the loan agreement against amounts that are owed from the Authority under the service agreement. At March 31, 2005, this amount was $23.7 million. Accordingly, the amounts owed to and due from SESCO have been netted for financial reporting purposes and are not shown on the Consolidated Balance Sheets.

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

      Following are scheduled principal repayments on the loan agreement (and the Industrial Revenue Bonds) (amounts in thousands):

                                  2005        $ 8,370
                                  2006         15,300
                                              -------
                                  Total       $23,670
                                              =======

(5) Indebtedness

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

      Under the Bank of America Credit Agreement, the Term Loan has a final maturity date of April 20, 2009 with quarterly payments of $0.7 million. The Term Loan is collateralized by the Company's property, plant and equipment. The Revolving Credit Facility also has an expiration date of April 20, 2009 and its borrowing base is determined by eligible inventory and accounts receivable. Unused borrowing availability on the Revolving Credit Facility was $18.3 million at March 31, 2005. All extensions of credit under the Bank of America Credit Agreement are collateralized by a first priority security interest in and lien upon the capital stock of each material domestic subsidiary (65% of the capital stock of each material foreign subsidiary), and all present and future assets and properties of Katy. Customary restrictions apply under the Bank of America Credit Agreement.

      Until September 30, 2004, interest accrued on Revolving Credit Facility borrowings at 175 basis points over applicable LIBOR rates and at 200 basis points over LIBOR for borrowings under the Term Loan. In accordance with the Bank of America Credit Agreement, margins (i.e. the interest rate spread above LIBOR) increased by 25 basis points in the fourth quarter of 2004 based upon certain leverage measurements. Margins increased an additional 25 basis points in the first quarter of 2005 based on our leverage ratio (as defined in the Bank of America Credit Agreement) as of December 31, 2004 and increased another 50 basis points upon the effective date of the Third Amendment (see below). Additionally, margins on the Term Loan will drop an additional 25 basis points if the balance of the Term Loan is reduced below $10.0 million. Interest accrues at higher margins on prime rates for swing loans, the amounts of which were nominal at March 31, 2005.

      Long-term debt consists of the following (amounts in thousands):

                                                                              March 31,    December 31,
                                                                                2005           2004
                                                                              ---------    ------------
Term loan payable under Bank of America Credit Agreement, interest based
   on LIBOR and Prime Rates (5.38% - 6.50%), due through 2009                 $ 17,143       $ 18,571
Revolving loans payable under the Bank of America Credit Agreement,
   interest based on LIBOR and Prime Rates (5.13% - 6.25%)                      39,646         40,166
                                                                              --------       --------
Total debt                                                                      56,789         58,737
Less revolving loans, classified as current (see below)                        (39,646)       (40,166)
Less current maturities                                                         (2,857)        (2,857)
                                                                              --------       --------
Long-term debt                                                                $ 14,286       $ 15,714
                                                                              ========       ========

      Aggregate remaining scheduled maturities of the Term Loan as of March 31, 2005 are as follows (amounts in thousands):

                         2005      $1,429
                         2006       2,857
                         2007       2,857
                         2008       2,857
                         2009       7,143

      The Revolving Credit Facility under the Bank of America Credit Agreement requires lockbox agreements which provide for all receipts to be swept daily to reduce borrowings outstanding. These agreements, combined with the existence of a material adverse effect ("MAE") clause in the Bank of America Credit Agreement, cause the Revolving Credit Facility to be classified as a current liability per guidance in Emerging Issues Task Force Issue No. 95--22, Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement. The Company does not expect to repay, or be required to repay, within one year, the balance of the Revolving Credit Facility classified as a current liability. The MAE clause, which is a typical requirement in commercial credit agreements, allows the lenders to require the loan to become due if they determine there has been a material adverse effect on the Company's operations, business, properties, assets, liabilities, condition or prospects. The classification of the Revolving Credit Facility as a current liability was a result only of the combination of the lockbox agreements and the MAE clause. The Revolving Credit Facility does not expire or have a maturity date within one year, but rather has a final expiration date of April 20, 2009. The lender has not notified Katy of any indication of a MAE at March 31, 2005, and to management's knowledge, the Company was not in violation of any provision of the Bank of America Credit Agreement, as amended, at March 31, 2005.

      The Company determined that due to declining profitability in the fourth quarter of 2004, potentially lower profitability in the first half of 2005 and the timing of certain restructuring payments, it would not meet its Fixed Charge Coverage Ratio (as defined in the Bank of America Credit Agreement) and could potentially exceed its maximum Consolidated Leverage Ratio (also as defined in the Bank of America Credit Agreement) as of the end of the first, second and third quarters of 2005. In anticipation of not achieving the minimum Fixed Charge Coverage Ratio or exceeding the maximum Consolidated Leverage Ratio, the Company obtained an amendment to the Bank of America Credit Agreement (the "Second Amendment"). The Second Amendment applied only to the first three quarters of 2005 and the covenants would have returned to their original levels for the fourth quarter of 2005. Specifically, the Second Amendment eliminated the Fixed Charge Coverage Ratio, increased the maximum Consolidated Leverage Ratio, established a Minimum Consolidated EBITDA (on a latest twelve months basis) for each of the periods and also established a Minimum Availability (the eligible collateral base less outstanding borrowings and letters of credit) on each day within the nine-month period.

      Subsequent to the Second Amendment's effective date, the Company determined that it would likely not meet its amended financial covenants. On April 13, 2005, the Company obtained a further amendment to the Bank of America Credit Agreement (the "Third Amendment"). The Third Amendment eliminates the maximum Consolidated Leverage Ratio and the Minimum Consolidated EBITDA as established by the Second Amendment and adjusts the Minimum Availability such that our eligible collateral must exceed the sum of the Company's outstanding borrowings and letters of credit under the Revolving Credit Facility by at least $5 million from the effective date of the Third Amendment through September 29, 2005 and by at least $7.5 million from September 30, 2005 until the date the Company delivers its financial statements for the first quarter of 2006 to its lenders. Subsequent to the delivery of the financial statements for the first quarter of 2006 the Third Amendment reestablishes the minimum Fixed Charge Coverage Ratio as originally set forth in the Bank of America Credit Agreement. The Third Amendment also reduces the maximum allowable capital expenditures for 2005 from $15 million to $10 million, and increases the interest rate margins on all of the Company's outstanding borrowings and letters of credit to the largest margins set forth in the Bank of America Credit Agreement. Effective April 13, 2005, interest accrues on the Revolving Credit Facility and Term Loan borrowings at 275 and 300 basis points over LIBOR, respectively. Interest rate margins will return to levels set forth in the Bank of America Credit Agreement subsequent to the delivery of the Company's financial statements for the first quarter of 2006 to its lenders.

      If the Company is unable to comply with the terms of the amended covenants, it may be required to obtain further amendments and pursue increased liquidity through additional debt financing and/or the sale of assets. The Company believes that given its strong working capital base, additional liquidity could be obtained through additional debt financing, if necessary. However, there is no guarantee that such financing could be obtained. In addition, the Company is continually evaluating alternatives relating to the sale of excess assets and divestitures of certain of its business units. Asset sales and business divestitures present opportunities to provide additional liquidity by de-leveraging our financial position.

      Letters of credit totaling $8.6 million were outstanding at March 31, 2005, which reduced the unused borrowing availability under the Revolving Credit Facility.

      All of the debt under the Bank of America Credit Agreement is re-priced to current rates at frequent intervals. Therefore, its fair value approximates its carrying value at March 31, 2005.

      Katy incurred additional debt issuance costs in 2004 associated with the Bank of America Credit Agreement. Additionally, at the time of the inception of the Bank of America Credit Agreement, Katy had approximately $4.0 million of unamortized debt issuance costs associated with the previous credit agreement. The remainder of the previously capitalized costs, along with the capitalized costs incurred in connection with the Bank of America Credit Agreement, will be amortized over the life of the Bank of America Credit Agreement through April 2009. Future quarterly amortization expense is expected to be approximately $0.3 million. During the first quarter of 2004, Katy incurred fees and expenses of $0.4 million (reported in Other, net on the Condensed Consolidated Statement of Operations) associated with a financing which the Company chose not to pursue.

(6) Retirement Benefit Plans

      Several subsidiaries have pension plans covering substantially all of their employees. These plans are noncontributory, defined benefit pension plans. The benefits to be paid under these plans are generally based on employees' retirement age and years of service. The companies' funding policies, subject to the minimum funding requirement of employee benefit and tax laws, are to contribute such amounts as determined on an actuarial basis to provide the plans with assets sufficient to meet the benefit obligations. Plan assets consist primarily of fixed income investments, corporate equities and government securities. The Company also provides certain health care and life insurance benefits for some of its retired employees. The post-retirement health plans are unfunded. Katy uses an annual measurement date of December 31 for the majority of its pension and other postretirement benefit plans for all years presented. Information regarding the Company's net periodic benefit cost for pension and other postretirement benefit plans as of March 31, 2005 is as follows (amounts in thousands):

                                                   Pension Benefits        Other Benefits
                                                ---------------------   --------------------
                                                March 31,   March 31,   March 31,  March 31,
                                                  2005        2004        2005       2004
                                                ---------   ---------   ---------  ---------
   Components of net periodic benefit cost:
   Service cost                                   $  2        $  1        $ --       $  7
   Interest cost                                    23          32          47         40
   Expected return on plan assets                  (26)        (33)         --         --
   Amortization of prior service cost               --          --          15         15
   Amortization of net gain                         20          17          15         --
                                                  ----        ----        ----       ----
   Net periodic benefit cost                      $ 19        $ 17        $ 77       $ 62
                                                  ====        ====        ====       ====

There are no required contributions to the pension plans for 2005 and Katy did not make any contributions during the first quarter of 2005.

(7) Income Taxes

      As of March 31, 2005 and December 31, 2004, the Company had deferred tax assets, net of deferred tax liabilities, of $61.3 million. Domestic net operating loss (NOL) carry forwards comprised $28.9 million of the deferred tax assets. Katy's history of operating losses in many of its taxing jurisdictions provides significant negative evidence with respect to the Company's ability to generate future taxable income, a requirement in order to recognize deferred tax assets on the Condensed Consolidated Balance Sheets. For this reason, the Company was unable to conclude at March 31, 2005 and December 31, 2004 that NOLs and other deferred tax assets in the United States and certain unprofitable foreign jurisdictions would be utilized in the future. As a result, valuation allowances for these entities were recorded as of such dates for the full amount of deferred tax assets, net of the amount of deferred tax liabilities.

      The provision for income taxes for the three months ended March 31, 2005 and 2004 reflects current expense for state and foreign income taxes. Tax benefits were not recorded on the pre-tax net loss for the first quarter of 2005 as valuation allowances were recorded related to deferred tax assets created as a result of operating losses in the United States and certain foreign jurisdictions.

(8) Commitments and Contingencies

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

      Asbestos Claims

A. The Company has recently been named as a defendant in four lawsuits filed in state court in Alabama by a total of approximately 24 individual plaintiffs. There are over 100 defendants named in each case. In all four cases, the Plaintiffs claim that they were exposed to asbestos in the course of their employment at a former U.S. Steel plant in Alabama and, as a result, contracted mesothelioma, asbestosis, lung cancer or other illness. They claim that they were exposed to asbestos in products in the plant which were manufactured by each Defendant. In three of the cases, Plaintiffs also assert wrongful death claims. The Company will vigorously defend the claims against it in these matters. The liability of the Company cannot be determined at this time.

B. Sterling Fluid Systems (USA) has tendered over 1,500 cases pending in Michigan, New Jersey, Illinois, Nevada, Mississippi, Wyoming, Louisiana, Massachusetts and California to the Company for defense and indemnification. With respect to one case, Sterling has demanded that Katy indemnify it for a $200,000 settlement entered into by Sterling with one of its plaintiffs. Sterling bases its tender of the complaints on the provisions contained in a 1993 Purchase Agreement between the parties whereby Sterling purchased the LaBour Pump business and other assets from the Company. Sterling has not filed a lawsuit against Katy in connection with these matters.

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

      With respect to many of the tendered complaints, including the one settled by Sterling for $200,000, the Company has taken the position that Sterling has waived its right to indemnity by failing to timely request it as required under the 1993 Purchase Agreement. With respect to the balance of the tendered complaints, the Company has elected not to assume the defense of Sterling in these matters.

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

      Non-Environmental Litigation - Banco del Atlantico, S.A.

      In December 1996, Banco del Atlantico ("plaintiff"), a bank located in Mexico, filed a lawsuit in Texas against Woods, a subsidiary of Katy, and against certain past and/or then present officers, directors and former owners of Woods (collectively, "defendants"). The plaintiff alleges that the defendants participated in violations of the Racketeer Influenced and Corrupt Organizations Act ("RICO") involving, among other things, allegedly fraudulently obtained loans from Mexican banks (including the plaintiff) and "money laundering" of the proceeds of the illegal enterprise. The plaintiff alleges that it made loans to a Mexican corporation controlled by certain past officers and directors of Woods based upon fraudulent representations and guarantees. The plaintiff also alleges violations of the Indiana RICO and Crime Victims Act, common law fraud and conspiracy, fraudulent transfer claims, and seeks recovery upon certain alleged guarantees purportedly executed by Woods Wire Products, Inc., a predecessor company from which Woods purchased certain assets in 1993 (prior to Woods's ownership by Katy, which began in December 1996). The primary legal theories under which the plaintiff seeks to hold Woods liable for its alleged damages are respondeat superior, conspiracy, successor liability, or a combination of the three.

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

      In September 2004, the plaintiff and HSBC Mexico, S.A. (collectively, "plaintiffs"), an additional alleged owner of the Amended Complaint's claims against the defendants, filed a Second Amended Complaint, which includes new allegations and seeks additional relief from the defendants. The Second Amended Complaint also adds new defendants (none of which is affiliated with the Company) and claims, although the fundamental nature of the lawsuit, described above, remains the same.

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

      The plaintiffs' Second Amended Complaint claims damages in excess of $24 million and is requesting that damages be trebled under Indiana and federal RICO, and/or the Indiana Crime Victims Act. The Second Amended Complaint also requests that the Court void certain transactions and asset sales as purported "fraudulent transfers," including the 1993 Woods Wire Products, Inc. - Woods asset sale, and seeks other relief. Because various jurisdictional and substantive issues have not yet been fully adjudicated, it is not possible at this time for the Company to reasonably determine an outcome or accurately estimate the range of potential exposure. Katy may also have recourse against the former owners of Woods and others for, among other things, violations of covenants, representations and warranties under the purchase agreement through which Katy acquired Woods, and under state, federal and common law. Woods may also have indemnity claims against the former officers and directors. In addition, there is a dispute with the former owners of Woods regarding the final disposition of amounts withheld from the purchase price, which may be subject to further adjustment as a result of the claims by the plaintiff. The extent or limit of any such adjustment cannot be predicted at this time.

      While the ultimate liability of the Company related to this matter cannot be determined at this time, the Company has recorded and accrued amounts that it deems reasonable for prospective liabilities with respect to this matter.

      Other Claims

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

(9) Industry Segment Information

      The Company is organized into two operating segments: Maintenance Products and Electrical Products. The activities of the Maintenance Products Group include the manufacture and distribution of a variety of commercial cleaning supplies and consumer home and automotive storage products. The Electrical Products Group is a distributor of consumer electrical corded products. The following table sets forth information by segment (amounts in thousands):

                                                                                       Three months ended March 31,
                                                                                            2005            2004
                                                                                         ---------       ---------
Maintenance Products Group
     Net external sales                                                                  $  61,473       $  70,490
     Operating (loss) income                                                                (4,078)          2,406
     Operating margin                                                                         (6.6%)           3.4%
     Depreciation and amortization                                                           2,489           3,447
     Capital expenditures                                                                    1,296           2,366

Electrical Products Group
     Net external sales                                                                  $  34,040       $  29,405
     Operating income                                                                        2,913           2,037
     Operating margin                                                                          8.6%            6.9%
     Depreciation and amortization                                                             354             303
     Capital expenditures                                                                      107              48

Total
     Net external sales               - Operating segments                               $  95,513       $  99,895
                                                                                         ---------       ---------
                                        Total                                            $  95,513       $  99,895
                                                                                         =========       =========

     Operating loss                   - Operating segments                               $  (1,165)      $   4,443
                                      - Unallocated corporate                               (1,666)         (2,561)
                                      - Severance, restructuring and related charges          (373)         (1,898)
                                                                                         ---------       ---------
                                        Total                                            $  (3,204)      $     (16)
                                                                                         =========       =========

     Depreciation and amortization    - Operating segments                               $   2,843       $   3,750
                                      - Unallocated corporate                                    4              52
                                                                                         ---------       ---------
                                        Total                                            $   2,847       $   3,802
                                                                                         =========       =========

     Capital expenditures             - Operating segments                               $   1,403       $   2,414
                                      - Unallocated corporate                                   --               1
                                                                                         ---------       ---------
                                        Total                                            $   1,403       $   2,415
                                                                                         =========       =========

                                                                                         March 31,      December 31,
                                                                                            2005            2004
                                                                                         ---------      ------------
     Total assets                     - Maintenance Products Group                       $ 140,985       $ 154,635
                                      - Electrical Products Group                           49,498          57,698
                                      - Other [a]                                            1,617           1,624
                                      - Unallocated corporate                                9,607          10,507
                                                                                         ---------       ---------
                                        Total                                            $ 201,707       $ 224,464
                                                                                         =========       =========

[a] Amounts shown as "Other" primarily represent items associated with an equity investment in a shrimp harvesting and farming operation.

(10) Severance, Restructuring and Related Charges

      The Company has initiated several cost reduction and facility consolidation initiatives since its recapitalization in mid-2001, resulting in severance, restructuring and related charges over the past three years. A summary of severance, restructuring and related charges (by major initiative) for the three months ended March 31, 2005 and 2004, respectively, is as follows (amounts in thousands):

                                                                           Three Months Ended March 31,
                                                                               2005           2004
                                                                              ------         ------
      Consolidation of abrasives facilities                                   $  115         $  346
      Consolidation of St. Louis manufacturing/distribution facilities            81            177
      Consolidation of administrative functions for CCP                           21            140
      Shutdown of Woods Canada manufacturing                                     (19)         1,102
      Other                                                                      175            133
                                                                              ------         ------
      Total severance, restructuring and related charges                      $  373         $1,898
                                                                              ======         ======

      Consolidation of abrasives facilities - In 2002, the Company initiated a plan to consolidate the manufacturing facilities of its abrasives business in order to implement a more competitive cost structure. It is expected that the Lawrence, Massachusetts and Pineville, North Carolina facilities will be closed in 2005 and those operations consolidated into the newly expanded Wrens, Georgia facility. Costs incurred in the three months ended March 31, 2005 related to severance for expected terminations at the Lawrence facility. Costs incurred in the three months ended March 31, 2004 related to severance for expected terminations at the Lawrence facility ($0.2 million) and expenses for the preparation of the Wrens facility ($0.1 million).

      Consolidation of St. Louis manufacturing/distribution facilities - Starting in 2001, the Company developed a plan to consolidate the manufacturing and distribution of the four CCP facilities in the St. Louis area. Charges in 2005 related to a non-cancelable lease adjustment at the Hazelwood facility, miscellaneous costs for the termination of the Warson Road facility lease, and the movement of equipment from Hazelwood to Bridgeton. In the first quarter of 2004, costs of $0.2 million were incurred related primarily to the movement of inventory and equipment.

      Consolidation of administrative functions for CCP - Katy has incurred various costs in 2004 and 2005 for the integration of back office and administrative functions into St. Louis, Missouri from the various operating divisions within the Maintenance Products Group. For the three months ended March 31, 2005 costs related to an accrual for idle space at our Textiles facility in Atlanta. For the three months ended March 31, 2004, costs were incurred for system conversions and the consolidation of administrative personnel.

      Shutdown of Woods Canada manufacturing - In December 2003, Woods Canada closed its manufacturing facility in Toronto, Ontario, after a decision was made to source all of its products from Asia. In the first quarter of 2005, a credit was recorded to finalize the severance paid in 2003 and 2004. In the first quarter of 2004, Woods Canada incurred a charge of $1.0 million for a non-cancelable lease accrual associated with a sale/leaseback transaction and idle capacity as a result of the shutdown of manufacturing. Also in the first quarter of 2004, Woods Canada recorded $0.1 million for additional severance.

      Other - Charges in the first quarter of 2005 related to severance associated with the reduction in workforce principally due to the exit of certain product lines in the Consumer Plastics business unit. Costs in the first quarter of 2004 relate primarily to the closure of CCP's facility in Canada and the subsequent consolidation into the Woods Canada facility, and the closure of CCP's metals facility in Santa Fe Springs, California.

The table below details activity in restructuring reserves since December 31, 2004 (amounts in thousands):

                                                                       One-time       Contract
                                                                     Termination    Termination
                                                        Total        Benefits [a]     Costs [b]       Other [c]
                                                       -------       ------------   ------------      ---------
Restructuring liabilities at December 31, 2004         $ 4,454         $   807         $ 3,647         $    --
   Additions                                               392             290              76              26
   Reductions                                              (19)            (19)             --              --
   Payments                                               (521)           (183)           (312)            (26)
Foreign Exchange                                            (4)             (1)             (3)             --
                                                       -------         -------         -------         -------
Restructuring liabilities at March 31, 2005 [d]        $ 4,302         $   894         $ 3,408         $    --
                                                       =======         =======         =======         =======

[a] Includes severance, benefits, and other employee-related costs associated with employee terminations.

[b] Includes charges related to non-cancelable lease liabilities for abandoned facilities, net of potential sub-lease revenue.

[c] Includes charges associated with moving inventory, machinery and equipment and the consolidation of administrative and operational functions.

[d] Katy expects to substantially complete its restructuring program in 2005. The remaining severance, restructuring and related charges for these initiatives are expected to be in the range of $1.0 million to $2.0 million. Payments associated with non-cancelable lease liabilities for abandoned facilities are scheduled to end in 2011.

      The table below details activity in restructuring and related reserves by operating segment since December 31, 2004 (amounts in thousands):

                                                                          Maintenance     Electrical
                                                                           Products        Products
                                                             Total           Group           Group
                                                            -------       -----------     ----------
      Restructuring liabilities at December 31, 2004        $ 4,454         $ 3,385         $ 1,069
         Additions                                              392             392              --
         Reductions                                             (19)             --             (19)
         Payments                                              (521)           (415)           (106)
         Foreign Exchange                                        (4)             --              (4)
                                                            -------         -------         -------
      Restructuring liabilities at March 31, 2005           $ 4,302         $ 3,362         $   940
                                                            =======         =======         =======

      The  table  below   summarizes   the  future   payments   for   severance,
restructuring and other related charges by operating segment detailed above (amounts in thousands):

                                                   Maintenance    Electrical
                                                     Products      Products
                                        Total          Group        Group
                                        ------     -----------    ----------
                      2005              $1,996        $1,657        $  339
                      2006                 770           574           196
                      2007                 428           249           179
                      2008                 389           200           189
                      2009                 248           211            37
                   Thereafter              471           471            --
                                        ------        ------        ------
                  Total Payments        $4,302        $3,362        $  940
                                        ======        ======        ======

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three Months Ended March 31, 2005 versus Three Months Ended March 31, 2004

                                                                     2005                   2004
                                                             --------------------   --------------------
                                                             (Amounts in Millions, Except Per Share Data)

                                                             ------    ----------   ------    ----------
                                                                $      % to Sales     $       % to Sales
                                                             ------    ----------   ------    ----------
Net sales                                                    $ 95.5       100.0     $ 99.9       100.0
Cost of goods sold                                             86.0        90.0       83.3        83.4
                                                             ------      ------     ------      ------
       Gross profit                                             9.5        10.0       16.6        16.6
Selling, general and administrative expenses                   12.3        12.9       14.7        14.8
Severance, restructuring and related charges                    0.4         0.5        1.9         1.8
                                                             ------      ------     ------      ------
       Operating loss                                          (3.2)       (3.4)        --          --
                                                                         ======                 ======

Interest expense                                               (1.3)                  (0.8)
Other, net                                                       --                   (0.4)
                                                             ------                 ------

Loss before provision for income taxes                         (4.5)                  (1.2)

Provision for income taxes                                      0.1                    0.6
                                                             ------                 ------

Net loss                                                       (4.6)                  (1.8)

Payment-in-kind dividends on convertible preferred stock         --                   (3.4)
                                                             ------                 ------

Net loss attributable to common stockholders                   (4.6)                  (5.2)
                                                             ======                 ======

Loss per share of common stock - basic and diluted:

Net loss                                                     $(0.59)                $(0.23)
Payment-in-kind dividends on convertible preferred stock         --                  (0.44)
                                                             ------                 ------
       Net loss attributable to common stockholders          $(0.59)                $(0.67)
                                                             ======                 ======

Overview

      Our consolidated net sales for the three month period ending March 31, 2005 decreased $4.4 million compared to the three month period ending March 31, 2004. The decline in net sales of 4% was comprised of lower volumes [(11%)], higher pricing [6%] and favorable currency translation [1%]. Gross margins were 10.0% for the three month period ending March 31, 2005 a decrease of 6.6 percentage points compared to the three month period ending March 31, 2004. Higher raw material costs and incremental operating costs incurred due to the delayed consolidation of the abrasives facilities were partially offset by the favorable impact of restructuring, cost containment, and selling price increases. Selling, general and administrative expense (SG&A) as a percentage of sales declined from 14.8% for the first quarter of 2004 to 12.9% in the first quarter of 2005, primarily due to cost containment in the Electrical Products Group. The operating loss decreased by $3.2 million to $(3.2) million, mostly due to lower sales volumes and lower gross margins.

      Overall, we reported a net loss attributable to common shareholders of ($4.6) million [($0.59) per share] for the three month period ending March 31, 2005, versus a net loss attributable to common shareholders of ($5.2) million [($0.67) per share] in the same period of 2004. During the first quarter of 2004, we recorded the impact of payment-in-kind dividends earned on our convertible preferred stock of ($3.4) million [($0.44) per share]. The payment-in-kind dividends ended in December 2004.

Net Sales

Maintenance Products Group

      Net sales from the Maintenance Products Group decreased from $70.5 million during the three month period ending March 31, 2004 to $61.5 million during the three month period ending March 31, 2005. Overall, this decline of 13% was due to lower volumes [(16%)] and higher pricing [3%]. Sales volume for the Consumer Plastics business units in the US and the UK, which sell primarily to mass merchant customers, was significantly lower due to our decision to exit certain unprofitable lines of business. In addition, volumes at our UK Consumer Plastics business unit were negatively impacted by softening demand due to a weakening retail sector in the UK. We also experienced volume declines in our Abrasives business unit in the U.S. due to shipping and production inefficiencies caused by the delayed consolidation of two abrasives facilities into the Wrens, Georgia facility and a fire at our facility in Wrens in the fourth quarter of 2004 that disrupted production. The disruption to our Abrasives operations has resulted in the loss of certain customers. These decreases in Abrasives sales were partially offset by stronger sales of roofing products to the construction industry. Sales of Metal Truck Box products declined in first quarter of 2005 versus the first quarter of 2004 primarily due to lower demand from a major retail outlet customer; while sales of Textiles were down slightly due to the loss of a customer. On a positive note, sales volumes for our Container business unit improved over last year principally due to available production capacity at our Norwalk, California facility, which resulted from the exit of certain product lines by the Consumer Plastics business.

      Higher pricing resulted from the implementation of selling price increases across the Maintenance Products Group, most of which took effect in the first quarter of 2005. The implementation of price increases was in response to the accelerating cost of our primary raw materials, packaging materials, utilities and freight. In 2004, we experienced $24 million of these cost increases compared to 2003. These cost increases have continued in the first quarter of 2005, and if sustained throughout 2005, would amount to an increase of over $50 million compared to 2003.

Electrical Products Group

      The Electrical Products Group's sales improved from $29.4 million for the three month period ending March 31, 2004 to $34.0 million for the three month period ending March 31, 2005. The sales improvement of 16% was a result of a higher pricing [13%], favorable currency translation [2%] and increased volume [1%]. Multiple selling price increases were implemented since the beginning of 2004 at Woods US (and to a lesser extent at Woods Canada) to offset the rising cost of copper and PVC. Volume at Woods US benefited principally from increased promotional activity at one of its largest mass merchant retailers. Woods Canada experienced a volume decline primarily due to the timing of sales. Garden lighting sales were stronger in the first quarter of 2004 as corresponding seasonal sales came in ahead of the first quarter of 2005. Sales at Woods Canada were favorably impacted by a stronger Canadian dollar versus the U.S. dollar in the first quarter of 2005 as compared to the same period in 2004.

Operating Income

                                                            Three months ended March 31,
                                                                (Amounts in Millions)
         Operating income (loss)                              2005                 2004                Change
                                                       ------------------   ------------------   ------------------
                                                         $       % Margin     $       % Margin     $       % Margin
                                                       -----     --------   -----     --------   -----     --------
      Maintenance Products Group                       $(4.1)      (6.6)    $ 2.4        3.4     $(6.5)     (10.0)
      Electrical Products Group                          2.9        8.6       2.0        6.9       0.9        1.7
      Unallocated corporate expense                     (1.6)                (2.5)                 0.9
      Severance, restructuring and related charges      (0.4)                (1.9)                 1.5
                                                       -----                -----                -----
      Operating loss                                   $(3.2)               $  --                $(3.2)
                                                       =====                =====                =====

Maintenance Products Group

      The Maintenance Products Group's operating income decreased from $2.4 million (3.4% of net sales) during the three month period ending March 31, 2004 to an operating loss of $4.1 million (-6.6% of net sales) for the three month period ending March 31, 2005. The decrease was primarily attributable to lower volumes and higher raw material costs in the first quarter of 2005 versus the first quarter of 2004 that were only partially recovered through higher selling prices. The impact of accelerating raw material costs had the most pronounced effect on the gross margins of our business units which sell plastics products. In addition, manufacturing throughput was low at our plastics molding facilities in the U.S. and the U.K. as we reduced inventory and adjusted our production levels in connection with our decision to exit certain unprofitable lines of Consumer Plastics business. We also experienced a decline in the profitability of our Abrasives business resulting from shipping and production inefficiencies caused by the delayed consolidation of two facilities into the Wrens, Georgia facility and the fire at our facility in Wrens in the fourth quarter of 2004 that disrupted production. SG&A as a percentage of net sales, in the first quarter of 2005, was essentially unchanged versus the first quarter of 2004.

Electrical Products Group

      The Electrical Products Group's operating income increased from $2.0 million (6.9% of net sales) for the three month period ending March 31, 2004 to $2.9 million (8.6% of net sales) for the three month period ending March 31, 2005, an increase of 43%. The increase in profitability was due to the strong volume increases at the Woods US business unit as well as a decrease in SG&A expenses on significantly higher sales. Lower SG&A was primarily due to cost containment initiatives. Despite slightly higher volumes in the first quarter of 2005, gross margins declined slightly as a result of selling price increases not quite keeping pace with the increasing costs of copper and PVC.

Corporate

      Corporate operating expenses decreased from $2.5 million in the three month period ending March 31, 2004 to $1.6 million in three month period ending March 31, 2005 principally due to lower bonus expense resulting from a decline in operating performance and decreased expense for stock appreciation rights due to a lower stock price.

Severance, Restructuring and Related Charges

      Operating results for the Company during the three months ended March 31, 2005 and 2004 were negatively impacted by severance, restructuring and related charges of $0.4 million and $1.9 million, respectively. Charges in 2005 related to severance associated with the reduction in workforce principally due to the exit of certain product lines in the Consumer Plastics business unit ($0.2 million); severance associated with the planned closure of one our abrasives facilities ($0.1 million); and charges aggregating to $0.1 million for a non-cancelable lease adjustment at the Hazelwood facility, miscellaneous costs for the termination of the Warson Road facility lease, and the movement of equipment from Hazelwood to Bridgeton .

      Charges in the first quarter of 2004 related to a non-cancelable lease accrual associated with a sale/leaseback transaction and idle capacity ($1.0 million) and additional severance ($0.1 million) as a result of the shutdown of manufacturing at Woods Canada; the restructuring of the abrasives business ($0.3 million); the movement of inventory and equipment in connection with the consolidation of St. Louis manufacturing and distribution facilities ($0.2 million); costs incurred for the consolidation of administrative functions for CCP ($0.1 million) and expenses for the closure of CCP's facility in Canada and the subsequent consolidation into the Woods Canada facility ($0.1 million).

Other Items

      Interest expense increased by $0.5 million in the first quarter of 2005 versus the same period of 2004, primarily as a result of higher interest rates and higher average borrowings in 2005. The increased level of borrowings was principally due to increased working capital levels and poor financial performance in the second half of 2004. Other, net for the three months ended March 31, 2004 included the write-off of fees and expenses of $0.4 million associated with a financing which the Company chose not to pursue.

      The provision for income taxes for the three months ended March 31, 2005 and 2004 reflects current expense for state and foreign income taxes. Tax benefits were not recorded on the pre-tax net loss for the first quarter of 2005 as valuation allowances were recorded related to deferred tax assets created as a result of operating losses in the United States and certain foreign jurisdictions.

LIQUIDITY AND CAPITAL RESOURCES

      We require funding for working capital needs and capital expenditures. We believe that our cash flow from operations and the use of available borrowings under the Bank of America Credit Agreement (as defined below) provide sufficient liquidity for our operations going forward. As of March 31, 2005, we had cash and cash equivalents of $7.1 million versus cash and cash equivalents of $8.5 million at December 31, 2004. Also as of March 31, 2005, we had outstanding borrowings of $56.8 million [47% of total capitalization], under the Bank of America Credit Agreement with unused borrowing availability on the Revolving Credit Facility of $18.3 million. As of December 31, 2004, we had outstanding borrowings of $58.7 million [46% of total capitalization]. We generated $2.0 million of cash flow from operations during the quarter ended March 31, 2005 versus the utilization of $15.7 million of cash flow from operations during the quarter ended March 31, 2004. The improvement in cash flow from operations was primarily attributable to a reduction of inventory in 2005 versus an inventory build in 2004. We expect these trends to generally continue throughout 2005 as inventory is being reduced (except for seasonal builds at the Woods US and Woods Canada business units) and other elements of working capital are being managed.

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

      The Revolving Credit Facility has an expiration date of April 20, 2009 and its borrowing base is determined by eligible inventory and accounts receivable. The Term Loan also has a final maturity date of April 20, 2009 with quarterly payments of $0.7 million. A final payment of $6.4 million is scheduled to be paid in April 2009. The term loan is collateralized by our property, plant and equipment. All extensions of credit under the Bank of America Credit Agreement are collateralized by a first priority security interest in and lien upon the capital stock of each material domestic subsidiary (65% of the capital stock of each material foreign subsidiary), and all present and future assets and properties of Katy. Customary restrictions apply under the Bank of America Credit Agreement.

      Our borrowing base under the Bank of America Credit Agreement is reduced by the outstanding amount of standby and commercial letters of credit. Vendors, financial institutions and other parties with whom we conduct business may require letters of credit in the future that either (1) do not exist today or
(2) would be at higher amounts than those that exist today. Currently, our largest letters of credit relate to our casualty insurance programs. At March 31, 2005, total outstanding letters of credit were $8.6 million.

      Until September 30, 2004, interest accrued on Revolving Credit Facility borrowings at 175 basis points over applicable LIBOR rates and at 200 basis points over LIBOR for borrowings under the Term Loan. In accordance with the Bank of America Credit Agreement, margins (i.e. the interest rate spread above LIBOR) increased by 25 basis points in the fourth quarter of 2004 based upon certain leverage measurements. Margins increased an additional 25 basis points in the first quarter of 2005 based on our leverage ratio (as defined in the Bank of America Credit Agreement) as of December 31, 2004 and will increase another 50 basis points upon the effective date of the Third Amendment (see below). Additionally, margins on the Term Loan will drop an additional 25 basis points if the balance of the Term Loan is reduced below $10.0 million. Interest accrues at higher margins on prime rates for swing loans, the amounts of which were nominal at March 31, 2005.

      In the first quarter of 2005, we paid a fee of $0.1 million to our lenders in connection with the Second Amendment to our credit agreement. We incurred additional debt issuance costs in 2004 associated with the Bank of America Credit Agreement. Additionally, at the time of the inception of the Bank of America Credit Agreement, we had approximately $4.0 million of unamortized debt issuance costs associated with the previous credit agreement. The remainder of the previously capitalized costs, along with the capitalized costs from the Bank of America Credit Agreement, will be amortized over the life of the Bank of America Credit Agreement through April 2009. Also, during the first quarter of 2004, we incurred fees and expenses of $0.4 million associated with a financing which we chose not to pursue.

      The revolving credit facility under the Bank of America Credit Agreement requires lockbox agreements which provide for all receipts to be swept daily to reduce borrowings outstanding. These agreements, combined with the existence of a material adverse effect ("MAE") clause in the Bank of America Credit Agreement, caused the revolving credit facility to be classified as a current liability (except as noted below), per guidance in the Emerging Issues Task Force Issue No. 95-22 , Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement. We do not expect to repay, or be required to repay, within one year, the balance of the revolving credit facility classified as a current liability. The MAE clause, which is a fairly typical requirement in commercial credit agreements, allows the lenders to require the loan to become due if they determine there has been a material adverse effect on our operations, business, properties, assets, liabilities, condition or prospects. The classification of the revolving credit facility as a current liability (except as noted above) is a result only of the combination of the lockbox agreements and the MAE clause. The Bank of America Credit Agreement does not expire or have a maturity date within one year, but rather has a final expiration date of April 20, 2009. The lender had not notified us of any indication of a MAE at March 31, 2005, and we were not in default of any provision of the Bank of America Credit Agreement, as amended at March 31, 2005.

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

      Subsequent to the Second Amendment's effective date, we determined that we would likely not meet our amended financial covenants. On April 13, 2005, we obtained a further amendment to the Bank of America Credit Agreement (the "Third Amendment"). The Third Amendment eliminated the maximum Consolidated Leverage Ratio and the Minimum Consolidated EBITDA as established by the Second Amendment and adjusted the Minimum Availability such that our eligible collateral must exceed the sum of our outstanding borrowings and letters of credit under the Revolving Credit Facility by at least $5 million from the effective date of the Third Amendment through September 29, 2005 and by at least $7.5 million from September 30, 2005 until the date we deliver our financial statements for the first quarter of 2006 to our lenders. Subsequent to the delivery of the financial statements for the first quarter of 2006, the Third Amendment reestablished the minimum Fixed Charge Coverage Ratio as originally set forth in the Bank of America Credit Agreement. The Third Amendment also reduced the maximum allowable capital expenditures for 2005 from $15 million to $10 million, and increased the interest rate margins on all of the Company's outstanding borrowings and letters of credit to the largest margins set forth in the Bank of America Credit Agreement. Effective April 13, 2005, interest accrues on the Revolving Credit Facility and Term Loan borrowings at 275 and 300 basis points over LIBOR, respectively. Interest rate margins will return to levels set forth in the Bank of America Credit Agreement subsequent to the delivery of our financial statements for the first quarter of 2006 to our lenders.

      If we are unable to comply with the terms of the amended covenants, we may be required to obtain further amendments and pursue increased liquidity through additional debt financing and/or the sale of assets (see discussion above).

Contractual Obligations and Commercial Obligations

      Katy's obligations as of March 31, 2005 are summarized below (amounts in thousands):

                                                 Due in less      Due in        Due in       Due after
Contractual Cash Obligations          Total      than 1 year    1-3 years     3-5 years       5 years
                                     --------    -----------    ---------     ---------      ---------
Revolving credit facility [a]        $ 39,646      $     --      $     --      $ 39,646      $     --
Term loans                             17,143         2,857         5,714         8,572            --
Interest on debt [b]                   11,592         3,314         5,588         2,690            --
Operating leases [c]                   27,313         7,824        10,640         5,313         3,536
Severance and restructuring [c]         2,713         1,337           682           351           343
SESCO payable to Montenay [d]           3,800         1,050         2,200           550            --
                                     --------      --------      --------      --------      --------
Total Contractual Obligations        $102,207      $ 16,382      $ 24,824      $ 57,122      $  3,879
                                     ========      ========      ========      ========      ========

                                                 Due in less      Due in        Due in       Due after
Other Commercial Commitments          Total      than 1 year    1-3 years     3-5 years       5 years
                                     --------    -----------    ---------     ---------      ---------
Commercial letters of credit         $    511      $    511      $     --      $     --      $     --
Stand-by letters of credit              8,116         8,116            --            --            --
Guarantees [e]                         23,670         8,370        15,300            --            --
                                     --------      --------      --------      --------      --------
Total Commercial Commitments         $ 32,297      $ 16,997      $ 15,300      $     --      $     --
                                     ========      ========      ========      ========      ========

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

[b] Represents interest on the Revolving Credit Facility and Term Loan of the Bank of America Credit Agreement. Amounts assume interest accrues at the current rate in effect, including the effect the impact of the increased margins through the end of the first quarter of 2006 pursuant to the Third Amendment. Amount also assumes the principal balance of the Revolving Credit Facility remains constant through its expiration date of April 20, 2009 and the principal balance of the Term Loan amortizes in accordance with the terms of the Bank of America Credit Agreement. Due to the variable nature of the Bank of America Credit Agreement, actual interest rates could differ from the assumptions above. In addition, actual borrowing levels could differ from the assumptions above due to liquidity needs.

[c] Future non-cancelable lease rentals are included in the line entitled "Operating leases," which also includes obligations associated with restructuring activities. The Consolidated Balance Sheet at March 31, 2005 and December 31, 2004, includes $3.4 and $3.6 million, respectively, in discounted liabilities associated with non-cancelable operating lease rentals, net of estimated sub-lease revenues, related to facilities that have been abandoned as a result of restructuring and consolidation activities.

[d] Amount owed to Montenay as a result of the SESCO  partnership,  discussed in
Note 4 to the Consolidated Financial Statements. $1.1 million of this obligation is classified in the Consolidated Balance Sheets as an Accrued Expense in Current Liabilities, while the remainder is included in Other Liabilities, recorded on a discounted basis.

[e] As discussed in Note 4 to the Consolidated  Financial  Statements in Part I,
Item 1, SESCO, an indirect wholly-owned subsidiary of Katy, is party to a partnership that operates a waste-to-energy facility, and has certain contractual obligations, for which Katy provides certain guarantees. If the partnership is not able to perform its obligations under the contracts, under certain circumstances SESCO and Katy could be subject to damages equal to the amount of Industrial Revenue Bonds outstanding (which financed construction of the facility) less amounts held by the partnership in debt service reserve funds. Katy and SESCO do not anticipate non-performance by parties to the contracts.

Off-balance Sheet Arrangements

      See Note 4 to the Consolidated Financial Statements in Part II, Item 8 for a discussion of SESCO.

Cash Flow

      Liquidity was positively impacted during the first quarter of 2005 as a result of higher operating cash flow and lower capital expenditures. We provided $2.0 million of operating cash compared to operating cash used of $15.7 million during the first quarter of 2004. Debt obligations at March 31, 2005 decreased $1.9 million from December 31, 2004 primarily the result of lower working capital.

Operating Activities

      Cash flow used in operating activities before changes in operating assets was $1.5 million in the first quarter of 2005 versus cash flow provided by operating activities before changes in operating assets of $2.3 million in the first quarter of 2004. While we had net losses in both periods, these amounts included non-cash items such as depreciation, amortization and amortization of debt issuance costs. We generated $3.5 million of cash related to operating assets and liabilities during the three months ended March 31, 2005 versus cash used related to operating assets and liabilities of $18.0 million during the three months ended March 31, 2004. Our operating cash flow was favorably impacted in the first quarter of 2005 by a decrease in inventory of $3.6 million, mostly in the business units in the Maintenance Products Group which sell plastics products. Operating cash flow in the first quarter of 2004 was negatively impacted by an increase in inventory of $13.2 million principally due to the early purchase of certain materials in advance of scheduled supplier price increases and to a seasonal increase in the Electrical Products Group. During the first quarter of 2005, we were turning our inventory at 5.5 times per year versus 5.1 times per year during the first quarter of 2004. Operating cash flow in the first quarter of 2005 was also favorably impacted by lower accounts receivable, principally resulting from a decrease in net sales in the first quarter of 2005 versus the fourth quarter of 2004. Cash of $0.5 million and $2.5 million was used in the three months ended March 31, 2005 and 2004, respectively, to satisfy severance, restructuring and related obligations. Restructuring and consolidation activities, which are expected to end in 2005, are important to reducing our cost structure to a competitive level.

Investing Activities

      Capital expenditures totaled $1.4 million during the three months ended March 31, 2005 as compared to $2.4 million during the three months ended March 31, 2004. Anticipated capital expenditures are expected to be significantly lower in 2005 than in 2004, mainly due to an equipment replacement program in 2004. On March 31, 2004, Woods Canada sold its manufacturing facility for net proceeds of $3.2 million and immediately entered into a sale/leaseback arrangement to allow that business unit to occupy this property as a distribution facility.

Financing Activities

      Overall, debt decreased $1.9 million during three months ended March 31, 2005 versus an increase of $12.1 million during the three months ended March 31, 2004, primarily relating to the changes in inventory balances during those periods. Direct debt costs totaling $0.1 million in the first quarter of 2005 represents a fee paid to our lenders in connection with the Second Amendment and $0.2 million in the first quarter 2004 relates to the April 20, 2004 refinancing of the Bank of America Credit Agreement. On May 10, 2004, we suspended our $5.0 million share repurchase program after announcing the resumption of the plan on April 20, 2004. We had previously suspended the program in November 2003. There currently are no plans to resume the share repurchase program.

SEVERANCE, RESTRUCTURING AND RELATED CHARGES

      See Note 10 to the Condensed  Consolidated Financial Statements in Part I,
Item 1 for a discussion of severance, restructuring and related charges.

OUTLOOK FOR 2005

      We continue to experience a strong sales performance during the first quarter of 2005 from the Woods US business unit, offset by lower volumes in our Consumer Plastics and Abrasives business units. Price increases were passed along to our Woods US customers during 2004 and early 2005 as a result of the rise in copper prices from late 2003 through early 2005. While we anticipate a continued strong top line performance from Woods US, only modest volume growth is expected. We also expect continued softness in the U.K., especially in the consumer /retail sector. We continue to implement price increases for the JanSan Plastics, Container and Consumer Plastics business units and for our Metal Truck Box business in response to higher raw material costs. However, in the Consumer Plastics business, we face the continuing challenge of passing through price increases to offset these higher costs, and sales volumes have been and will continue to be negatively impacted as a result of raising prices.

      We expect that the continued shipping and production inefficiencies at our Abrasives facilities will result in higher operating costs until the consolidation of two facilities into the Wrens, Georgia facility is completed. We currently believe this consolidation will occur in 2005 and when complete, will result in improved profitability of our Abrasives business. The disruption to our Abrasives operations has resulted in the loss of certain customers. While we expect to recover some of these lost sales in the current year, we may experience additional lost sales in 2005. Early in the fourth quarter of 2004, we experienced a fire at the Wrens facility. The fire damaged certain production equipment and affected the operations of certain of our production lines.
However, we have been able to continue to operate the remainder of our production lines at this facility and have recently obtained equipment allowing us to operate all product lines at this facility.

      Cost of goods sold is subject to variability in the prices for certain raw materials, most significantly thermoplastic resins used in the manufacture of plastic products for the JanSan Plastics, Consumer Plastics and Container businesses. Prices of plastic resins, such as polyethylene and polypropylene have increased steadily from the latter half of 2002 through the early months of 2005. Management has observed that the prices of plastic resins are driven to an extent by prices for crude oil and natural gas, in addition to other factors specific to the supply and demand of the resins themselves. We are equally exposed to price changes for copper at our Woods US and Woods Canada business units. Prices for copper generally increased from late 2003 through early 2005. Prices for resin and copper appear to have stabilized in a historically high range early in the second quarter of 2005. Prices for aluminum and steel (raw materials used in our Metal Truck Box business), corrugated packaging material and other raw materials have also increased over the past year. We have not employed an active hedging program related to our commodity price risk, but are employing other strategies for managing this risk, including contracting for a certain percentage of resin needs through supply agreements and opportunistic spot purchases. In 2004, we experienced $24 million of cost increases in our primary raw materials, packaging materials, utilities and freight compared to 2003; these extraordinary cost increases have continued in the first quarter of 2005, and if sustained throughout 2005, would amount to an increase of over $50 million compared to 2003. In 2004, we passed on about $15 million of these higher costs through price increases. We announced additional price increases in the first quarter of 2005 and expect to announce even further price increases in the second quarter. In a climate of rising raw material costs (especially in 2004 and early 2005), we experience difficulty in raising prices to shift these higher costs to our customers for our plastic products. Our future earnings may be negatively impacted to the extent further increases in costs for raw materials cannot be recovered or offset through higher selling prices. We cannot predict the direction our raw material prices will take during 2005 and beyond.

      Since the Recapitalization, our management has been focused on a number of restructuring and cost reduction initiatives, including the consolidation of facilities, divestiture of non-core operations; SG&A cost rationalization and organizational changes. In the future, we expect to benefit from various profit enhancing strategies such as process improvements (including Lean Manufacturing and Six Sigma), value engineering products, improved sourcing/purchasing and lean administration.

      SG&A has continually declined as a percentage of sales and should remain stable as a percentage of sales in 2005. We expect to maintain modest headcount and rental costs for our corporate office. We have completed the process of transferring back-office functions of our Textiles (Wilen), Abrasives (Glit-Microtron portion) and Filters and Grillbricks (Disco) business units from Georgia to Bridgeton, Missouri, the headquarters of CCP. We expect to consolidate administrative processes at our Loren portion of the Abrasives business in 2005 and will continue to evaluate the possibility of further consolidation of administrative processes. Our cost reduction efforts, integration of back office functions and simplifications of our business transactions are all dependent on executing a system integration plan. This plan involves the migration of data across information technology platforms and implementation of new software and hardware. The domestic systems integration plan was substantially completed in October 2003, while we expect the international systems integration plan to be completed during 2005.

      Interest rates rose in the second half of 2004 and we expect rates to continue to rise in 2005. Until September 30, 2004, interest accrued on Revolving Credit Facility borrowings at 175 basis points over applicable LIBOR rates and at 200 basis points over LIBOR for borrowings under the Term Loan. In accordance with the Bank of America Credit Agreement, margins (i.e. the interest rate spread above LIBOR) increased by 25 basis points in the fourth quarter of 2004 based upon certain leverage measurements. Margins increased an additional 25 basis points in the first quarter of 2005 based on our leverage ratio (as defined in the Bank of America Credit Agreement) as of December 31, 2004 and will increase another 50 basis points upon the effective date of the Third Amendment (see below). Additionally, margins on the Term Loan will drop an additional 25 basis points if the balance of the Term Loan is reduced below $10.0 million

      Given our history of operating losses, along with guidance provided by the accounting literature covering accounting for income taxes, we are unable to conclude it is more likely than not that we will be able to generate future taxable income sufficient to realize the benefits of domestic deferred tax assets carried on our books. Therefore, except for our profitable foreign subsidiaries, a full valuation allowance on the net deferred tax asset position was recorded at March 31, 2005 and December 31, 2004, and we do not expect to record the benefit of any deferred tax assets that may be generated in 2005 from domestic and certain unprofitable foreign jurisdictions. We will continue to record current expense associated with foreign and state income taxes.

      In 2004, our financial performance benefited from favorable currency translation as the British Pound Sterling and the Canadian dollar strengthened throughout the year against the U.S. dollar. While we cannot predict the ultimate direction of exchange rates, we do not expect to see the same favorable impact on our financial performance in 2005.

      We expect our working capital levels to remain constant or improve as a percentage of sales as the liquidation of excess inventory in the first half of 2005 will be offset by seasonal builds in the Electrical Products Group in the second and third quarters of 2005. Inventory carrying values may be impacted by higher material costs. Cash flow will be used in 2005 for additional costs related to the consolidation of the Abrasives facilities as well as the settlement of previously established restructuring accruals. The majority of these accruals relate to non-cancelable lease obligations for abandoned facilities. These accruals do not create incremental cash obligations in that we are obligated to make the associated payments whether we occupy the facilities or not. The amount we will ultimately pay out under these accruals is dependent on our ability to successfully sublet all or a portion of the abandoned facilities.

      We determined that due to declining profitability in the fourth quarter of 2004, potentially lower profitability in the first half of 2005 and the timing of certain restructuring payments, we would not meet our Fixed Charge Coverage Ratio (as defined in the Bank of America Credit Agreement) and could potentially exceed our maximum Consolidated Leverage Ratio

(also as defined in the Bank of America Credit Agreement) as of the end of the first, second and third quarters of 2005. In anticipation of not achieving the minimum Fixed Charge Coverage Ratio or exceeding the maximum Consolidated Leverage Ratio, we obtained the Second Amendment to the Bank of America Credit Agreement. The Second Amendment applied only to the first three quarters of 2005 and the covenants would have returned to their original levels for the fourth quarter of 2005. Specifically, the Second Amendment eliminated the Fixed Charge Coverage Ratio, increased the maximum Consolidated Leverage Ratio, established a Minimum Consolidated EBITDA (on a latest twelve months basis) for each of the periods and also established a Minimum Availability (the eligible collateral base less outstanding borrowings and letters of credit) on each day within the nine-month period.

      Subsequent to the Second Amendment's effective date, we determined that we would likely not meet our amended financial covenants. On April 13, 2005, we obtained the Third Amendment to the Bank of America Credit Agreement. The Third Amendment eliminated the maximum Consolidated Leverage Ratio and the Minimum Consolidated EBITDA as established by the Second Amendment and adjusted the Minimum Availability such that our eligible collateral must exceed the sum of our outstanding borrowings and letters of credit under the Revolving Credit Facility by at least $5 million from the effective date of the Third Amendment through September 29, 2005 and by at least $7.5 million from September 30, 2005 until the date we deliver our financial statements for the first quarter of 2006 to our lenders. Subsequent to the delivery of the financial statements for the first quarter of 2006, the Third Amendment reestablished the minimum Fixed Charge Coverage Ratio as originally set forth in the Bank of America Credit Agreement. The Third Amendment also reduced the maximum allowable capital expenditures for 2005 from $15 million to $10 million, and increased the interest rate margins on all of the Company's outstanding borrowings and letters of credit to the largest margins set forth in the Bank of America Credit Agreement. Effective April 13, 2005, interest accrues on the Revolving Credit Facility and Term Loan borrowings at 275 and 300 basis points over LIBOR, respectively. Interest rate margins will return to levels set forth in the Bank of America Credit Agreement subsequent to the delivery of our financial statements for the first quarter of 2006 to our lenders. We expect to be in compliance with the amended covenants in the Bank of America Credit Agreement for the remainder of 2005.

      If we are unable to comply with the terms of the amended covenants, we may be required to obtain further amendments and pursue increased liquidity through additional debt financing and/or the sale of assets. We believe that given our strong working capital base, additional liquidity could be obtained through additional debt financing, if necessary. However, there is no guarantee that such financing could be obtained. In addition, we are continually evaluating alternatives relating to the sale of excess assets and divestitures of certain of our business units. Asset sales and business divestitures present opportunities to provide additional liquidity by de-leveraging our financial position.

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

      Words and phrases such as "expects," "estimates," "will," "intends," "plans," "believes," "anticipates" and the like are intended to identify forward-looking statements. The results referred to in forward-looking statements may differ materially from actual results because they involve estimates, assumptions and uncertainties. Forward-looking statements included herein are as of the date hereof and we undertake no obligation to revise or update such statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. All forward-looking statements should be viewed with caution. These factors are not intended to represent a complete list of all risks and uncertainties inherent in our business and should be read in conjunction with the cautionary statements and risks included in our other filings with the SEC, including, but not limited to, our Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

ENVIRONMENTAL AND OTHER CONTINGENCIES

      See Note 8 to the Condensed  Consolidated  Financial Statements in Part I,
Item 1 for a discussion of environmental and other contingencies.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

      See Note 2 to the Condensed  Consolidated  Financial Statements in Part I,
Item 1 for a discussion of recently issued accounting pronouncements.

CRITICAL ACCOUNTING POLICIES

      We disclosed details regarding certain of our critical accounting policies in the Management's Discussion and Analysis section of our 2004 Annual Report on Form 10-K (Part II, Item 7). There have been no changes to policies as of March 31, 2005.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

      Our exposure to market risk associated with changes in interest rates relates primarily to our debt obligations. We currently do not use derivative financial instruments relating to this exposure. Our interest obligations on outstanding debt at March 31, 2005 were indexed from short-term LIBOR and the prime rate. As a result of the current rising interest rate environment and the increase in the interest rate margins on our borrowings as a result of the Third Amendment to the Bank of America Credit Agreement, our exposures to interest rate risks could be material to our financial position or results of operations.

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

Commodity Price Risk

      We have not employed an active hedging program related to our commodity price risk, but are employing other strategies for managing this risk, including contracting for a certain percentage of resin needs through supply agreements and opportunistic spot purchases. See Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - OUTLOOK FOR 2005, for further discussion of our exposure to increasing raw material costs.

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

(b) Change in Internal Controls

      There have been no changes in Katy's internal control over financial reporting during the quarter ended March 31, 2005 that has materially affected, or is reasonable likely to materially affect Katy's internal control over financial reporting.

                           PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

      During the quarter for which this report is filed, there have been no material developments in previously reported legal proceedings, and no other cases or legal proceedings, other than ordinary routine litigation incidental to the Company's business and other nonmaterial proceedings, were brought against the Company.

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

Item 5. OTHER INFORMATION

      None.

Item 6. EXHIBITS

      10.1 Second Amendment to Amended and Restated Loan Agreement dated as of March 29, 2005 with Fleet Capital Corporation (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed April 1, 2005)

      10.2 Third Amendment to Amended and Restated Loan Agreement dated as of April 13, 2005 with Fleet Capital Corporation (incorporated by reference to Exhibit 10.17 of the Company's Annual Report on Form 10-K filed April 15, 2005)

      31.1 CEO Certification pursuant to Securities Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      31.2 CFO Certification pursuant to Securities Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      32.1 CEO Certification required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

                              KATY INDUSTRIES, INC.
                              ---------------------
                                   Registrant


DATE: May 9, 2005                               By /s/ C. Michael Jacobi
                                                   ---------------------------
                                                   C. Michael Jacobi
                                                   President and Chief Executive
                                                   Officer


                                                By /s/ Amir Rosenthal
                                                   ---------------------------
                                                   Amir Rosenthal
                                                   Vice President, Chief
                                                   Financial Officer, General
                                                   Counsel and Secretary