Form 10-Q
period 2005-06-30
KATY INDUSTRIES INC
filed 2005-08-15
CIK 54681

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

             |x| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    For Quarterly period ended: June 30, 2005

                                       OR

            |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from_______________ to________________

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

                                 Yes |_| No |X|

      Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

             Class                             Outstanding at August 15, 2005
   Common Stock, $1 Par Value                            7,951,377

                              KATY INDUSTRIES, INC.
                                    FORM 10-Q
                                  June 30, 2005

                                      INDEX

                                                                                       Page
                                                                                       ----
PART I   FINANCIAL INFORMATION

         Item 1.  Financial Statements:

                  Condensed Consolidated Balance Sheets
                  June 30, 2005 and December 31, 2004 (unaudited)                        3

                  Condensed Consolidated Statements of Operations
                  Three Months and Six Months Ended
                  June 30, 2005 and 2004 (unaudited)                                     5

                  Condensed Consolidated Statements of Cash Flows                        6
                  Six Months Ended June 30, 2005 and 2004 (unaudited)

                  Notes to Condensed Consolidated Financial Statements (unaudited)       7

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                    24

         Item 3.  Quantitative and Qualitative Disclosures about Market Risk             40

         Item 4.  Controls and Procedures                                                41

PART II  OTHER INFORMATION

         Item 1.  Legal Proceedings                                                      42

         Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds            42

         Item 4.  Submission of Matters to a Vote of Security Holders                    42

         Item 5.  Other Information                                                      43

         Item 6.  Exhibits                                                               43

         Signatures                                                                      44

         Certifications                                                                  45

                          PART I FINANCIAL INFORMATION

                          Item 1. Financial Statements

                     KATY INDUSTRIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Amounts in Thousands)
                                   (Unaudited)

                                     ASSETS

                                                       June 30,    December 31,
                                                         2005          2004
                                                         ----          ----
CURRENT ASSETS:

     Cash and cash equivalents                        $   4,063    $      8,525
     Accounts receivable, net                            56,981          66,689
     Inventories, net                                    58,548          65,674
     Other current assets                                 4,493           4,233
                                                      ---------    ------------

       Total current assets                             124,085         145,121
                                                      ---------    ------------

OTHER ASSETS:

     Goodwill                                             2,239           2,239
     Intangibles, net                                     7,239           7,428
     Other                                                9,298           9,946
                                                      ---------    ------------

       Total other assets                                18,776          19,613
                                                      ---------    ------------

PROPERTY AND EQUIPMENT
     Land and improvements                                1,789           1,897
     Buildings and improvements                          13,805          13,537
     Machinery and equipment                            135,265         132,825
                                                      ---------    ------------

                                                        150,859         148,259
     Less - Accumulated depreciation                    (95,088)        (88,529)
                                                      ---------    ------------

       Property and equipment, net                       55,771          59,730
                                                      ---------    ------------

       Total assets                                   $ 198,632    $    224,464
                                                      =========    ============

See Notes to Condensed Consolidated Financial Statements.

                     KATY INDUSTRIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (Amounts in Thousands, Except Share Data)
                                   (Unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                              June 30,    December 31,
                                                                                2005         2004
                                                                                ----         ----
CURRENT LIABILITIES:

     Accounts payable                                                        $  32,650    $     39,079
     Accrued compensation                                                        4,592           5,269
     Accrued expenses                                                           36,376          39,939
     Current maturities of long-term debt                                        2,857           2,857
     Revolving credit agreement                                                 39,547          40,166
                                                                             ---------    ------------

        Total current liabilities                                              116,022         127,310
                                                                             ---------    ------------

LONG-TERM DEBT, less current maturities                                         13,572          15,714

OTHER LIABILITIES                                                               10,616          12,855
                                                                             ---------    ------------

        Total liabilities                                                      140,210         155,879
                                                                             ---------    ------------

COMMITMENTS AND CONTINGENCIES (Note 8)                                              --              --
                                                                             ---------    ------------

STOCKHOLDERS' EQUITY
     15% Convertible Preferred Stock, $100 par value, authorized
        1,200,000 shares, issued and outstanding 1,131,551 shares,
        liquidation value $113,155                                             108,256         108,256
     Common stock, $1 par value, authorized 35,000,000 shares,
        issued 9,822,204 shares                                                  9,822           9,822
     Additional paid-in capital                                                 27,016          25,111
     Accumulated other comprehensive income                                      3,120           4,564
     Accumulated deficit                                                       (67,952)        (57,258)
     Treasury stock, at cost, 1,870,827 and 1,876,827 shares, respectively     (21,840)        (21,910)
                                                                             ---------    ------------

        Total stockholders' equity                                              58,422          68,585
                                                                             ---------    ------------

        Total liabilities and stockholders' equity                           $ 198,632    $    224,464
                                                                             =========    ============

See Notes to Condensed Consolidated Financial Statements.

                              KATY INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
        FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004
             (Thousands of Dollars, Except Share and Per Share Data)
                                   (Unaudited)

                                                                Three Months                  Six Months
                                                                Ended June 30,              Ended June 30,
                                                              2005          2004          2005          2004
                                                              ----          ----          ----          ----
Net sales                                                  $   98,210    $  100,522    $  193,723    $  200,417
Cost of goods sold                                             86,424        87,261       172,414       170,526
                                                           ----------    ----------    ----------    ----------
   Gross profit                                                11,786        13,261        21,309        29,891
Selling, general and administrative expenses                   13,885        14,240        26,239        28,988
Stock option expense                                            1,953            --         1,953            --
Severance, restructuring and related charges (income)             940          (109)        1,313         1,789
Gain on sale of assets                                           (166)         (549)         (166)         (549)
                                                           ----------    ----------    ----------    ----------
   Operating loss                                              (4,826)         (321)       (8,030)         (337)
Interest expense                                               (1,392)         (997)       (2,656)       (1,797)
Other, net                                                         38           144           (10)         (231)
                                                           ----------    ----------    ----------    ----------

Loss before (benefit) provision for income taxes               (6,180)       (1,174)      (10,696)       (2,365)

(Benefit) provision for income taxes                             (134)          109            (2)          699
                                                           ----------    ----------    ----------    ----------

Net loss                                                       (6,046)       (1,283)      (10,694)       (3,064)

Payment-in-kind dividends on convertible preferred stock           --        (3,462)           --        (6,924)
                                                           ----------    ----------    ----------    ----------

Net loss attributable to common stockholders               $   (6,046)   $   (4,745)   $  (10,694)   $   (9,988)
                                                           ==========    ==========    ==========    ==========

Loss per share of common stock - Basic and diluted:
   Net loss attributable to common stockholders            $    (0.76)   $    (0.60)   $    (1.35)   $    (1.27)
                                                           ==========    ==========    ==========    ==========

Weighted average common shares outstanding (thousands):
       Basic and diluted                                        7,948         7,870         7,947         7,877
                                                           ==========    ==========    ==========    ==========

See Notes to Condensed Consolidated Financial Statements.

                              KATY INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                             (Thousands of Dollars)
                                   (Unaudited)

                                                                 2005        2004
                                                                 ----        ----
Cash flows from operating activities:
    Net loss                                                   $(10,694)   $ (3,064)
    Depreciation and amortization                                 5,869       7,709
    Amortization of debt issuance costs                             557         535
    Stock option expense                                          1,953          --
    Gain on sale of assets                                         (166)       (549)
                                                               --------    --------
                                                                 (2,481)      4,631
                                                               --------    --------
    Changes in operating assets and liabilities:
       Accounts receivable                                        8,983       4,175
       Inventories                                                6,552     (14,704)
       Other assets                                                (341)     (3,274)
       Accounts payable                                          (5,922)     (7,870)
       Accrued expenses                                          (4,086)     (3,071)
       Other, net                                                (2,217)     (1,959)
                                                               --------    --------
                                                                  2,969     (26,703)
                                                               --------    --------

    Net cash provided by (used in) operating activities             488     (22,072)
                                                               --------    --------

Cash flows from investing activities:
    Capital expenditures                                         (2,954)     (5,704)
    Collections of note receivable from sale of subsidiary          106          --
    Proceeds from sale of assets                                    600       5,533
                                                               --------    --------
    Net cash used in investing activities                        (2,248)       (171)
                                                               --------    --------

Cash flows from financing activities:
    Net (repayments) borrowings on revolving loans                 (410)      7,022
    Proceeds of term loans                                           --      18,152
    Repayments of term loans                                     (2,142)     (2,529)
    Direct costs associated with debt facilities                   (135)     (1,296)
    Repurchases of common stock                                      --         (75)
                                                               --------    --------
    Net cash (used in) provided by financing activities          (2,687)     21,274
                                                               --------    --------
Effect of exchange rate changes on cash and cash equivalents        (15)        (95)
Net decrease in cash and cash equivalents                        (4,462)     (1,064)
Cash and cash equivalents, beginning of period                    8,525       6,748
                                                               --------    --------
Cash and cash equivalents, end of period                       $  4,063    $  5,684
                                                               ========    ========

See Notes to Condensed Consolidated Financial Statements

                              KATY INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005

(1) Significant Accounting Policies

Consolidation Policy and Basis of Presentation

      The condensed consolidated financial statements include the accounts of Katy Industries, Inc. and subsidiaries in which it has a greater than 50% interest, collectively "Katy" or the Company. All significant intercompany accounts, profits and transactions have been eliminated in consolidation. Investments in affiliates that are not majority owned and where the Company exercises significant influence are reported using the equity method. The condensed consolidated financial statements at June 30, 2005 and December 31, 2004 and for the three and six month periods ended June 30, 2005 and June 30, 2004 are unaudited and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial condition and results of operations of the Company. Interim results may not be indicative of results to be realized for the entire year. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

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

Inventories

      The components of inventories are as follows (amounts in thousands):

                                      June 30,      December 31,
                                        2005            2004
                                        ----            ----

               Raw materials        $     19,805    $     23,220
               Work in process             1,854           1,826
               Finished goods             41,570          45,299
               Inventory reserves         (4,681)         (4,671)
                                    ------------    ------------
                                    $     58,548    $     65,674
                                    ============    ============

      At June 30, 2005 and December 31, 2004, approximately 35% and 39%, respectively, of Katy's inventories were accounted for using the last-in, first-out ("LIFO") method of costing, while the remaining inventories were accounted for using the first-in, first-out ("FIFO") method. Current cost, as determined using the FIFO method, exceeded LIFO cost by $5.0 million and $4.7 million at June 30, 2005 and December 31, 2004, respectively.

Property, Plant and Equipment

      Property and equipment are stated at cost and depreciated over their estimated useful lives: buildings (10-40 years) generally using the straight-line method; machinery and equipment (3-20 years) using straight-line or composite methods; tooling (5 years) using the straight-line method; and leasehold improvements using the straight-line method over the remaining lease period or useful life, if shorter. Costs for repair and maintenance of machinery and equipment are expensed as incurred, unless the result significantly increases the useful life or functionality of the asset, in which case capitalization is considered. Depreciation expense from continuing operations was $2.8 million and $3.5 million and $5.5 million and $6.9 million for the three and six month periods ended June 30, 2005 and 2004, respectively.

      Katy adopted Statement of Financial Accounting Standards ("SFAS") No. 143, Accounting for Asset Retirement Obligations, on January 1, 2003. SFAS No. 143 requires that an asset retirement obligation associated with the retirement of a tangible long-lived asset be recognized as a liability in the period in which it is incurred or becomes determinable, with an associated increase in the carrying amount of the related long-term asset. The cost of the tangible asset, including the initially recognized asset retirement cost, is depreciated over the useful life of the asset. In accordance with SFAS No. 143, the Company has recorded as of June 30, 2005 an asset of $0.4 million and related liability of $1.0 million for retirement obligations associated with returning certain leased properties to the respective lessors upon the termination of the lease arrangements. A summary of the changes in asset retirement obligation since December 31, 2004 is included in the table below (amounts in thousands):

            SFAS No. 143 Obligation at December 31, 2004   $ 1,237
               Accretion expense                                23
               Changes in estimates, including timing          (22)
               Payments                                       (250)
                                                           -------
            SFAS No. 143 Obligation at June 30, 2005       $   988
                                                           =======

Stock Options and Other Stock Awards

      The Company follows the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, regarding accounting for stock options and other stock awards. APB Opinion No. 25 dictates a measurement date concept in the determination of compensation expense related to stock awards including stock options, restricted stock, and stock appreciation rights. The Company's outstanding stock options historically have had established measurement dates and therefore, fixed plan accounting was applied, generally resulting in no compensation expense for these stock option awards. In March 2004, the Company's Board of Directors approved the vesting of all previously outstanding and unvested stock options. The Company did not recognize any compensation expense upon this vesting of options because, based on the information available at that time, the Company did not have an expectation that the holders of the previously unvested options would terminate their employment with the Company prior to the original vesting period. In the second quarter of 2005, our former President and Chief Executive Officer retired from the Company. Upon this event, the Company recognized $2.0 million of compensation expense related to his 1,050,000 options using the intrinsic method of accounting under APB 25, because he would not have otherwise vested in these options but for the March 2004 accelerated vesting. Upon his retirement, our former President and Chief Executive Officer immediately forfeited 750,000 options while 300,000 options remain unexercised. 6,000 options were granted during the three and six months ended both June 30, 2005 and 2004.

      The Company has also issued stock appreciation rights and restricted stock awards which are accounted for as variable stock compensation awards and compensation expense or income has been recorded for these awards. Compensation expense recorded relative to stock awards was $22.1 thousand and $9.0 thousand for both the three and six month periods ended June 30, 2005 and 2004, respectively. Compensation income recorded associated with the vesting of stock appreciation rights was $0.2 million and $0.1 million for the three month periods ended June 30, 2005 and 2004, respectively. Compensation income recorded associated with the vesting of stock appreciation rights was $0.8 million and $0.2 million for the six month periods ended June 30, 2005 and 2004, respectively. No compensation expense was recorded relative to restricted stock awards during the three and six months ended June 30, 2005 and 2004, respectively. Compensation expense or income for stock awards and stock appreciation rights is recorded in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

      SFAS No. 123, Accounting for Stock-Based Compensation, changes the method for recognition of expense related to option grants to employees. Under SFAS No. 123, compensation cost would be recorded based upon the fair value of each option at the date of grant using an option-pricing model that takes into account as of the grant date the exercise price and expected life of the option, the current price of the underlying stock and its expected volatility, expected dividends on the stock and the risk-free interest rate for the expected term of the option. The fair value of each option grant is estimated on the date of grant using a Black-Scholes option-pricing model with an expected life of five to ten years for all grants. Had compensation cost been determined based on the fair value method of SFAS No. 123, the Company's net loss and loss per share would have been adjusted to the pro forma amounts indicated below (amounts in thousands, except per share data).

                                                                Three Months             Six Months
                                                                Ended June 30,          Ended June 30,
                                                               2005        2004        2005        2004
                                                               ----        ----        ----        ----
Net loss attributable to common stockholders, as reported   $ (6,046)   $ (4,745)   $(10,694)   $ (9,988)
Add: Stock-based employee compensation expense
    included in reported net income, with no related tax
    tax effects                                                1,953          --       1,953          --
Deduct:  Total stock-based employee
    compensation expense determined under fair
    value based method for all awards, with no
    related tax effects                                          (14)        (15)        (14)     (1,855)
                                                            --------    --------    --------    --------

Pro forma net loss                                          $ (4,107)   $ (4,760)   $ (8,755)   $(11,843)
                                                            ========    ========    ========    ========

Loss per share
    Basic and diluted - as reported                         $  (0.76)   $  (0.60)   $  (1.35)   $  (1.27)
    Basic and diluted - pro forma                           $  (0.52)   $  (0.60)   $  (1.10)   $  (1.50)

      In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement No. 123 (revised 2004), Share-Based Payment ("SFAS 123R"), which is a revision of SFAS No. 123. SFAS 123R supersedes APB Opinion No. 25, and amends FASB Statement No. 95, Statement of Cash Flows. The approach to quantifying stock-based compensation expense in SFAS 123R is similar to SFAS No. 123. However, the revised statement requires all share-based payments to employees, including grants of employee stock options, to be recognized as an expense in the Consolidated Statements of Operations based on their fair values as they are earned by the employees under the vesting terms. Pro forma disclosure of stock-based compensation expense, as is the Company's practice under SFAS No. 123, will not be permitted after 2005, since SFAS 123R must be adopted no later than the first interim or annual period beginning after December 15, 2005. The Company expects to follow the "modified prospective" method of adoption of SFAS 123R in the first quarter of 2006, whereby earnings for prior periods will not be restated as though stock based compensation had been expensed, rather than the "modified retrospective" method of adoption which would entail restatements of previously published earnings. The Company is currently evaluating the effect of SFAS 123R on the Company, which will be dependent in large part upon future equity-based grants.

Reclassifications

      Certain amounts from prior periods have been reclassified to conform to the current period presentation.

(2) New Accounting Pronouncements

      On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act") became law in the U.S. The Act introduces a prescription drug benefit under Medicare, as well as a federal subsidy to sponsors of retiree health care benefit plans that provide retiree benefits in certain circumstances. FASB Staff Position (FSP) 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("FSP 106-2"), issued in May 2004, requires measures of the accumulated postretirement benefit obligation ("APBO") and net periodic postretirement benefit cost ("NPPBC") to reflect the effects of the Act. FSP 106-2 became effective for the Company in the third quarter of fiscal 2004; however Katy had chosen to defer adoption until its next measurement date, subject to the final provisions of the Act. While the Company expects that it may be entitled to the federal subsidy for certain of its plans, the effect of the Act on the Company's accumulated postretirement benefit obligations is not material.

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

(3) Intangible Assets

      Following is detailed information regarding Katy's intangible assets (amounts in thousands):

                                          June 30,      December 31,
                                            2005            2004
                                            ----            ----
          Customer lists                $     10,946    $     10,976
          Tradenames                           6,620           6,577
          Patents                              3,070           2,932
                                        ------------    ------------

               Subtotal                       20,636          20,485
          Accumulated amortization           (13,397)        (13,057)
                                        ------------    ------------

               Intangible assets, net   $      7,239    $      7,428
                                        ============    ============

      All of Katy's intangible assets are definite long-lived intangibles. Katy recorded amortization expense on intangible assets of $0.1 million and $0.4 million for the three-month periods ended June 30, 2005 and 2004, respectively, and $0.3 million and $0.8 million for the six-month periods ended June 30, 2005 and 2004, respectively. Estimated aggregate future amortization expense related to intangible assets is as follows (amounts in thousands):

                  2005               $ 321
                  2006                 670
                  2007                 675
                  2008                 665
                  2009                 653

(4) Savannah Energy Systems Company Partnership

      On April 29, 2002, Savannah Energy Systems Company ("SESCO"), an indirect wholly owned subsidiary of Katy, entered into a partnership agreement with Montenay Power Corporation and its affiliates ("Montenay") that turned over the operational control of SESCO's waste-to-energy facility to the partnership. The Company caused SESCO to enter into this agreement as a result of evaluations of SESCO's business. First, Katy concluded that SESCO was not a core component of the Company's long-term business strategy. Moreover, Katy did not feel it had the management expertise to deal with certain risks and uncertainties presented by the operation of SESCO's business, given that SESCO was the Company's only waste-to-energy facility. Katy had explored options for divesting SESCO for a number of years, and management felt that this transaction offered a reasonable strategy to exit this business.

      The partnership, with Montenay's leadership, assumed SESCO's position in various contracts relating to the facility's operation. Under the partnership agreement, SESCO contributed its assets and liabilities (except for its liability under the loan agreement with the Resource Recovery Development Authority (the "Authority") of the City of Savannah and the related receivable under the service agreement with the Authority) to the partnership. While SESCO has a 99% interest as a limited partner, Montenay has the day to day responsibility for administration, operations, financing and other matters of the partnership, and accordingly, the partnership will not be consolidated. Katy agreed to pay Montenay $6.6 million over the span of seven years under a note payable as part of the partnership and related agreements. Certain amounts may be due to SESCO upon expiration of the service agreement in 2008; also, Montenay may purchase SESCO's interest in the partnership at that time. Katy has not recorded any amounts receivable or other assets relating to amounts that may be received at the time the service agreement expires, given their uncertainty.

      The Company made a payment of $1.1 million in June 2005 on the remaining portion of the $6.6 million note. The table below schedules the remaining payments as of June 30, 2005 which are reflected in accrued expenses and other liabilities in the Condensed Consolidated Balance Sheet (amounts in thousands):

                         2006       $      1,100
                         2007              1,100
                         2008                550
                                    ------------
                                    $      2,750
                                    ============

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

      Based on an opinion from outside legal counsel, SESCO has a legally enforceable right to offset amounts it owes to the Authority under the loan agreement against amounts that are owed from the Authority under the service agreement. At June 30, 2005, this amount was $23.7 million. Accordingly, the amounts owed to and due from SESCO have been netted for financial reporting purposes and are not shown on the Condensed Consolidated Balance Sheets.

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

      Following are scheduled principal repayments on the loan agreement (and the Industrial Revenue Bonds) as of June 30, 2005 (amounts in thousands):

                        2005      $      8,370
                        2006            15,300
                                  ------------
                        Total     $     23,670
                                  ============

(5) Indebtedness

      On April 20, 2004, the Company completed a refinancing of its outstanding indebtedness (the "Refinancing") and entered into a new agreement with Bank of America Business Capital (formerly Fleet Capital Corporation) (the "Bank of America Credit Agreement"). Like the previous credit agreement with Fleet Capital Corporation, the Bank of America Credit Agreement is a $110 million facility with a $20 million term loan ("Term Loan") and a $90 million revolving credit facility ("Revolving Credit Facility") with essentially the same terms as the previous credit agreement. The Bank of America Credit Agreement is an asset-based lending agreement and involves a syndicate of four banks, all of which participated in the syndicate from the previous credit agreement. In addition, the Bank of America Credit Agreement contains credit sub-facilities in Canada and the United Kingdom which allows the Company to borrow funds locally in these countries and provide a natural hedge against currency fluctuations.

      Under the Bank of America Credit Agreement, the Term Loan has a final maturity date of April 20, 2009 with quarterly payments of $0.7 million. The Term Loan is collateralized by the Company's property, plant and equipment. The Revolving Credit Facility also has an expiration date of April 20, 2009 and its borrowing base is determined by eligible inventory and accounts receivable. Unused borrowing availability on the Revolving Credit Facility was $22.6 million at June 30, 2005. All extensions of credit under the Bank of America Credit Agreement are collateralized by a first priority security interest in and lien upon the capital stock of each material domestic subsidiary (65% of the capital stock of each material foreign subsidiary), and all present and future assets and properties of Katy. Customary restrictions apply under the Bank of America Credit Agreement.

      Until September 30, 2004, interest accrued on Revolving Credit Facility borrowings at 175 basis points over applicable LIBOR rates and at 200 basis points over LIBOR for borrowings under the Term Loan. In accordance with the Bank of America Credit Agreement, margins (i.e. the interest rate spread above LIBOR) increased by 25 basis points in the fourth quarter of 2004 and an additional 25 basis points in the first quarter of 2005 based on our leverage ratio (as defined in the Bank of America Credit Agreement) as of September 30 and December 31, 2004, respectively. Margins increased another 50 basis points upon the effective date of the Third Amendment (see below). Additionally, margins on the Term Loan will drop 25 basis points if the balance of the Term Loan is reduced below $10.0 million. Interest accrues at higher margins on prime rates for swing loans, the amounts of which were nominal at June 30, 2005.

      Long-term debt consists of the following (amounts in thousands):

                                                                           June 30,      December 31,
                                                                             2005            2004
                                                                         ------------    ------------
Term loan payable under the Bank of America Credit Agreement, interest
      based on LIBOR and Prime Rates (6.375% - 7.5%), due through 2009   $     16,429    $     18,571
Revolving loans payable under the Bank of America Credit Agreement,
        interest based on LIBOR and Prime Rates (6% - 7.25%)                   39,547          40,166
                                                                         ------------    ------------
Total debt                                                                     55,976          58,737
Less revolving loans, classified as current (see below)                       (39,547)        (40,166)
Less current maturities                                                        (2,857)         (2,857)
                                                                         ------------    ------------
Long-term debt                                                           $     13,572    $     15,714
                                                                         ============    ============

      Aggregate remaining scheduled maturities of the Term Loan as of June 30, 2005 are as follows (amounts in thousands):

                               2005             $  715
                               2006              2,857
                               2007              2,857
                               2008              2,857
                               2009              7,143

      The Revolving Credit Facility under the Bank of America Credit Agreement requires lockbox agreements which provide for all receipts to be swept daily to reduce borrowings outstanding. These agreements, combined with the existence of a material adverse effect ("MAE") clause in the Bank of America Credit Agreement, cause the Revolving Credit Facility to be classified as a current liability per guidance in Emerging Issues Task Force Issue No. 95--22, Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement. The Company does not expect to repay, or be required to repay, within one year, the balance of the Revolving Credit Facility classified as a current liability. The MAE clause, which is a typical requirement in commercial credit agreements, allows the lenders to require the loan to become due if they determine there has been a material adverse effect on the Company's operations, business, properties, assets, liabilities, condition or prospects. The classification of the Revolving Credit Facility as a current liability was a result only of the combination of the lockbox agreements and the MAE clause. The Revolving Credit Facility does not expire or have a maturity date within one year, but rather has a final expiration date of April 20, 2009. The lender has not notified Katy of any indication of a MAE at June 30, 2005, and to management's knowledge, the Company was not in violation of any provision of the Bank of America Credit Agreement, as amended, at June 30, 2005.

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

      Letters of credit totaling $9.1 million were outstanding at June 30, 2005, which reduced the unused borrowing availability under the Revolving Credit Facility.

      All of the debt under the Bank of America Credit Agreement is re-priced to current rates at frequent intervals. Therefore, its fair value approximates its carrying value at June 30, 2005.

      Katy incurred additional debt issuance costs in 2004 associated with the Bank of America Credit Agreement. Additionally, at the time of the inception of the Bank of America Credit Agreement, Katy had approximately $4.0 million of unamortized debt issuance costs associated with the previous credit agreement. The remainder of the previously capitalized costs, along with the capitalized costs incurred in connection with the Bank of America Credit Agreement, will be amortized over the life of the Bank of America Credit Agreement through April 2009. Future quarterly amortization expense is expected to be approximately $0.3 million. During the six months ended June 30, 2004, Katy incurred fees and expenses of $0.4 million (reported in Other, net on the Condensed Consolidated Statements of Operations) associated with a financing which the Company chose not to pursue.

(6) Retirement Benefit Plans

      Several of the Company's subsidiaries have pension plans covering substantially all of their employees. These plans are noncontributory, defined benefit pension plans. The benefits to be paid under these plans are generally based on employees' retirement age and years of service. The companies' funding policies, subject to the minimum funding requirement of employee benefit and tax laws, are to contribute such amounts as determined on an actuarial basis to provide the plans with assets sufficient to meet the benefit obligations. Plan assets consist primarily of fixed income investments, corporate equities and government securities. The Company also provides certain health care and life insurance benefits for some of its retired employees. The post-retirement health plans are unfunded. Katy uses an annual measurement date of December 31 for the majority of its pension and other postretirement benefit plans for all years presented. Information regarding the Company's net periodic benefit cost for pension and other postretirement benefit plans for the three and six months ended June 30, 2005 and 2004, is as follows (amounts in thousands):

                                                    Pension Benefits
                                          -------------------------------------
                                            Three Months         Six Months
                                            Ended June 30,       Ended June 30,
                                            2005      2004      2005      2004
                                           ------    ------    ------    ------
Components of net periodic benefit cost:
Service cost                               $    2    $    1    $    4    $    2
Interest cost                                  24        32        47        64
Expected return on plan assets                (26)      (32)      (52)      (65)
Amortization of net gain                       19        17        39        34
                                           ------    ------    ------    ------
Net periodic benefit cost                  $   19    $   18    $   38    $   35
                                           ======    ======    ======    ======

                                                       Other Benefits
                                           -------------------------------------
                                             Three Months        Six Months
                                            Ended June 30,      Ended June 30,
                                            2005      2004      2005      2004
                                           ------    ------    ------    ------
Components of net periodic benefit cost:
Service cost                               $   --    $    7    $   --    $   14
Interest cost                                  48        40        95        80
Amortization of prior service cost             15        15        30        30
Amortization of net gain                       15        --        30        --
                                           ------    ------    ------    ------
Net periodic benefit cost                  $   78    $   62    $  155    $  124
                                           ======    ======    ======    ======

      There are no required contributions to the pension plans for 2005 and Katy did not make any contributions during the first and second quarters of 2005.

(7) Income Taxes

      As of June 30, 2005 and December 31, 2004, the Company had deferred tax assets, net of deferred tax liabilities, of approximately $61.3 million. Domestic net operating loss (NOL) carry forwards comprised $28.9 million of the deferred tax assets. Katy's history of operating losses in many of its taxing jurisdictions provides significant negative evidence with respect to the Company's ability to generate future taxable income, a requirement in order to recognize deferred tax assets on the Condensed Consolidated Balance Sheets. For this reason, the Company was unable to conclude at June 30, 2005 and December 31, 2004 that NOLs and other deferred tax assets in the United States and certain unprofitable foreign jurisdictions would be utilized in the future. As a result, valuation allowances for these entities were recorded as of such dates for the full amount of deferred tax assets, net of the amount of deferred tax liabilities.

      The benefit for income taxes for the three and six months ended June 30, 2005 reflects a foreign income tax benefit net of a current expense for state income taxes. The provision for income taxes for the three and six months ended June 30, 2004 reflects a foreign income tax provision offset by a current benefit for state income taxes. In both 2005 and 2004, tax benefits were not recorded in the U.S. (for federal and most state income taxes) and for certain foreign jurisdictions on pre-tax net losses. As a result of accumulated operating losses in those jurisdictions, the Company has concluded that it was more likely than not that such benefits would not be realized.

(8) Commitments and Contingencies

      General Environmental Claims

      The Company and certain of its current and former direct and indirect corporate predecessors, subsidiaries and divisions are involved in remedial activities at certain present and former locations and have been identified by the United States Environmental Protection Agency ("EPA"), state environmental agencies and private parties as potentially responsible parties ("PRPs") at a number of hazardous waste disposal sites under the Comprehensive Environmental Response, Compensation and Liability Act ("Superfund") or equivalent state laws and, as such, may be liable for the cost of cleanup and other remedial activities at these sites. Responsibility for cleanup and other remedial activities at a Superfund site is typically shared among PRPs based on an allocation formula. Under the federal Superfund statute, parties could be held jointly and severally liable, thus subjecting them to potential individual liability for the entire cost of cleanup at the site. Based on its estimate of allocation of liability among PRPs, the probability that other PRPs, many of whom are large, solvent, public companies, will fully pay the costs apportioned to them, currently available information concerning the scope of contamination, estimated remediation costs, estimated legal fees and other factors, the Company has recorded and accrued for environmental liabilities in amounts that it deems reasonable and believes that any liability with respect to these matters in excess of the accruals will not be material. The ultimate costs will depend on a number of factors and the amount currently accrued represents management's best current estimate of the total costs to be incurred. The Company expects this amount to be substantially paid over the next one to four years.

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

      In 1993, the EPA initiated a proceeding under Section 7003 of the Resource Conservation and Recovery Act ("RCRA") against W.J. Smith and Katy. The proceeding sought certain actions at the site and at certain off-site areas, as well as development and implementation of additional cleanup activities to mitigate off-site releases. In December 1995, W.J. Smith, Katy and EPA agreed to resolve the proceeding through an Administrative Order on Consent under Section 7003 of RCRA. W. J. Smith and Katy have completed the cleanup activities required by the Order.

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

      In addition to the administrative claim specifically identified above, a purported class action lawsuit was filed by 20 individuals in federal court in the Marshall Division of the Eastern District of Texas, on behalf of "landowners and persons who reside and/or work in" an identified geographical area surrounding the W.J. Smith Wood Preserving facility in Denison, Texas. The lawsuit purported to allege claims under state law for negligence, trespass, nuisance and assault and battery. It sought damages for personal injury and property damage, as well as punitive damages. The named defendants were Union Pacific Corporation, Union Pacific Railroad Company, Katy Industries and W.J. Smith Wood Preserving Company, Inc. On June 10, 2002, Katy and W.J. Smith filed a motion to dismiss the case for lack of federal jurisdiction, or in the alternative, to transfer the case to the Sherman Division. In response, plaintiffs filed a motion for leave to amend the complaint to add a federal claim under the RCRA. On July 30, 2002, the court dismissed plaintiffs' lawsuit in its entirety.

      On July 31, 2002, plaintiffs filed a new lawsuit against the same defendants, again in the Marshall Division of the Eastern District of Texas, alleging property damage class action claims under the federal Comprehensive Environmental Response Compensation & Liability Act ("CERCLA"), as well as state common law theories. The Company deposed all of the proposed class representatives and on October 31, 2003, filed a motion for summary judgment on the grounds that the court lacked jurisdiction and that Plaintiffs' claims are barred by the applicable statute of limitations. Plaintiffs filed a motion for class certification on the property damage claims on that date as well. By Memorandum Opinion and Order dated June 8, 2004, the Court granted the Company's Motion for Summary Judgment on the federal jurisdictional claim and dismissed the case. The Company has not been notified of an appeal and the time for appealing the decision has passed.

      Asbestos Claims

      A. The Company has recently been named as a defendant in seven lawsuits filed in state court in Alabama by a total of approximately 62 individual plaintiffs. There are over 100 defendants named in each case. In all seven cases, the Plaintiffs claim that they were exposed to asbestos in the course of their employment at a former U.S. Steel plant in Alabama and, as a result, contracted mesothelioma, asbestosis, lung cancer or other illness. They claim that they were exposed to asbestos in products in the plant which were manufactured by each defendant. In five of the cases, Plaintiffs also assert wrongful death claims. The Company will vigorously defend the claims against it in these matters. The liability of the Company cannot be determined at this time.

      B. Sterling Fluid Systems (USA) has tendered over 1,800 cases pending in Michigan, New Jersey, Illinois, Nevada, Mississippi, Wyoming, Louisiana,
Georgia, Massachusetts and California to the Company for defense and indemnification. With respect to one case, Sterling has demanded that Katy indemnify it for a $200,000 settlement. Sterling bases its tender of the complaints on the provisions contained in a 1993 Purchase Agreement between the parties whereby Sterling purchased the LaBour Pump business and other assets from the Company. Sterling has not filed a lawsuit against Katy in connection with these matters.

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

      C. LaBour Pump Company, a former subsidiary of the Company, has been named as a defendant in over 290 similar cases in New Jersey. These cases have also been tendered by Sterling. The Company has elected to defend these cases, many of which have been dismissed or settled for nominal sums.

      While the ultimate liability of the Company related to the asbestos matters above cannot be determined at this time, the Company has recorded and accrued amounts that it deems reasonable for prospective liabilities with respect to this matter.

Non-Environmental Litigation - Banco del Atlantico, S.A.

      Banco del Atlantico, S.A. v. Woods Industries, Inc., et al. Civil Action No. L-96-139 (U.S. District Court, Southern District of Texas). In December 1996, Banco del Atlantico ("plaintiff"), a bank located in Mexico, filed a lawsuit in Texas against Woods Industries, Inc. ("Woods"), a subsidiary of Katy, and against certain past and/or then present officers, directors and former owners of Woods (collectively, "defendants"). The plaintiff alleges that the defendants participated in violations of the Racketeer Influenced and Corrupt Organizations Act ("RICO") involving, among other things, allegedly fraudulently obtained loans from Mexican banks (including the plaintiff) and "money laundering" of the proceeds of the illegal enterprise. The plaintiff alleges that it made loans to a Mexican corporation controlled by certain past officers and directors of Woods based upon fraudulent representations and guarantees. The plaintiff also alleges violations of the Indiana RICO and Crime Victims Act, common law fraud and conspiracy, fraudulent transfer claims, and seeks recovery upon certain alleged guarantees purportedly executed by Woods Wire Products, Inc., a predecessor company from which Woods purchased certain assets in 1993 (prior to Woods's ownership by Katy, which began in December 1996). The primary legal theories under which the plaintiff seeks to hold Woods liable for its alleged damages are respondeat superior, conspiracy, successor liability, or a combination of the three.

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

      On June 15, 2005, the court denied defendants' renewed motion to dismiss for forum non conveniens. The defendants' other motions to dismiss remain pending before the court.

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

                                                                     Three months ended June 30,     Six months ended June
                                                                         2005           2004           2005           2004
                                                                         ----           ----           ----           ----
Maintenance Products Group
     Net external sales                                               $   63,869     $   69,736     $  125,342     $  140,226
     Operating (loss) income                                                (450)          (810)        (4,528)    $    1,596
     Operating (deficit) margin                                             (0.7%)         (1.2%)         (3.6%)          1.1%
     Depreciation and amortization                                         2,637          3,554          5,126          7,001
     Capital expenditures                                                  1,507          3,132          2,803          5,498

Electrical Products Group
     Net external sales                                               $   34,341     $   30,786     $   68,381     $   60,191
     Operating income                                                      1,150          2,513          4,063          4,550
     Operating margin                                                        3.3%           8.2%           5.9%           7.6%
     Depreciation and amortization                                           349            281            703            584
     Capital expenditures                                                     44            156            151            204

Total
Net external sales                   - Operating segments             $   98,210     $  100,522     $  193,723     $  200,417
                                                                      -------------------------     -------------------------
                                       Total                          $   98,210     $  100,522     $  193,723     $  200,417
                                                                      =========================     =========================

Operating income (loss)              - Operating segments             $      700     $    1,703     $     (465)    $    6,146
                                     - Unallocated corporate              (2,633)        (2,133)        (4,299)        (4,694)
                                     - Stock option expense               (1,953)            --         (1,953)            --
                                     - Severance, restructuring,
                                       and related charges (income)         (940)           109         (1,313)        (1,789)
                                                                      -------------------------     -------------------------
                                       Total                          $   (4,826)    $     (321)    $   (8,030)    $     (337)
                                                                      =========================     =========================


Depreciation and amortization        - Operating segments             $    2,986     $    3,835     $    5,829     $    7,585
                                     - Unallocated corporate                  36             72             40            124
                                                                      -------------------------     -------------------------
                                       Total                          $    3,022     $    3,907     $    5,869     $    7,709
                                                                      =========================     =========================

Capital expenditures                 - Operating segments             $    1,551     $    3,288     $    2,954     $    5,702
                                     - Unallocated corporate                  --              1             --              2
                                                                      -------------------------     -------------------------
                                       Total                          $    1,551     $    3,289     $    2,954     $    5,704
                                                                      =========================     =========================

                                                                       June 30,     December 31,
                                                                         2005           2004
                                                                         ----           ----
Total assets                         - Maintenance Products Group     $  136,420     $  154,635
                                     - Electrical Products Group          54,210         57,698
                                     - Other [a]                           1,618          1,624
                                     - Unallocated corporate               6,384         10,507
                                                                      -------------------------
                                       Total                          $  198,632     $  224,464
                                                                      =========================

[a] The amount shown as "Other" represents an equity investment in a shrimp harvesting and farming operation.

(10) Severance, Restructuring and Related Charges

      The Company has initiated several cost reduction and facility consolidation initiatives since its recapitalization in mid-2001, resulting in severance, restructuring and related charges over the past three years. A summary of severance, restructuring and related charges (income) (by major initiative) for the three and six months ended June 30, 2005 and 2004, respectively, is as follows (amounts in thousands):

                                                                   Three Months Ended June 30,   Six Months Ended June 30,
                                                                     2005              2004        2005             2004
                                                                   --------          --------    --------         --------
Consolidation of abrasives facilities                              $    809          $    317    $    924         $    663
Consolidation of St. Louis manufacturing/distribution facilities        (33)             (279)         48             (102)
Consolidation of administrative functions for CCP                        --                32          21              172
Shutdown of Woods Canada manufacturing                                   --               (60)        (19)           1,042
Other                                                                   164              (119)        339               14
                                                                   --------          --------    --------         --------
Total severance, restructuring and related (income) costs          $    940          $   (109)   $  1,313         $  1,789
                                                                   ========          ========    ========         ========

      Consolidation of abrasives facilities - In 2002, the Company initiated a plan to consolidate the manufacturing facilities of its abrasives business in order to implement a more competitive cost structure. The Lawrence, Massachusetts, facility ceased production in the second quarter of 2005, while the Pineville, North Carolina, facility is expected to close in early 2006. Each of these operations will be consolidated into the newly expanded Wrens, Georgia facility. Costs incurred in the six months ended June 30, 2005 related to severance associated with the Lawrence facility ($0.3 million), idle facility costs ($0.2 million), costs for demolition and repair of the Loren facility ($0.1 million) and various other consolidation related costs ($0.3 million).
Costs incurred in the six months ended June 30, 2004 related to the closure of the Pineville facility ($0.3 million), severance for expected terminations at the Lawrence facility ($0.2 million) and expenses for the preparation of the Wrens facility ($0.1 million).

      Consolidation of St. Louis manufacturing/distribution facilities - Starting in 2001, the Company developed a plan to consolidate the manufacturing and distribution of the four CCP facilities in the St. Louis area. Charges in 2005 were for miscellaneous costs for the termination of the Warson Road facility lease and the movement of equipment from Hazelwood to Bridgeton, offset by a credit related to the non-cancelable lease adjustment at the Hazelwood facility. In the first half of 2004, a credit of $0.4 million was recorded to reverse a non-cancelable lease accrual based on a change in usage of leased facility (Hazelwood, Missouri) that was previously impaired and was offset by costs of $0.2 million related primarily to the movement of equipment between facilities.

      Consolidation of administrative functions for CCP - Katy has incurred various costs in 2005 and 2004 for the integration of back office and administrative functions into St. Louis, Missouri from the various operating divisions within the Maintenance Products Group. For the three and six months ended June 30, 2005, all costs related to an accrual for idle space at our Textiles facility in Atlanta. For the three and six months ended June 30, 2004, costs were incurred for system conversions and the consolidation of administrative personnel.

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

            Other - Charges in the first six months of 2005 related to severance associated with the reduction in workforce principally due to the exit of certain product lines in the Consumer Plastics business units in the U.S. ($0.2 million) and the U.K. ($0.1 million). Costs in the first half of 2004 relate primarily to the closure of CCP's facility in Canada and the subsequent consolidation into the Woods Canada facility, and the closure of CCP's metals facility in Santa Fe Springs, California.

      The table below details activity in restructuring reserves since December 31, 2004 (amounts in thousands):

                                                               One-time        Contract
                                                             Termination     Termination
                                                  Total      Benefits [a]     Costs [b]      Other [c]
                                                 --------    ------------    ------------    ---------
Restructuring liabilities at December 31, 2004   $  4,454    $        807    $      3,647    $     --
        Additions                                   1,378             684             241         453
        Reductions                                    (65)            (19)            (46)         --
        Payments                                   (1,773)           (829)           (580)       (364)
        Currency translation and other                 95              (1)             96          --
                                                 --------    ------------    ------------    --------
Restructuring liabilities at June 30, 2005       $  4,089    $        642    $      3,358    $     89
                                                 ========    ============    ============    ========

[a] Includes severance, benefits, and other employee-related costs associated with the employee terminations.

[b] Includes charges related to non-cancelable lease liabilities for abandoned facilities, net of potential sub-lease revenue.

[c]   Includes  charges   associated  with  moving   inventory,   machinery  and
      equipment,   and  the  consolidation  of  administrative  and  operational functions.

      Katy expects to substantially complete its restructuring program in 2005. The remaining severance, restructuring and related charges for these initiatives are expected to be less than $1.0 million. Payments associated with non-cancelable lease liabilities for abandoned facilities are scheduled to end in 2011.

      The table below details activity in restructuring and related reserves by operating segment since December 31, 2004 (amounts in thousands):

                                                             Maintenance      Electrical
                                                               Products        Products
                                                  Total         Group           Group
                                                 --------    ------------    ------------
Restructuring liabilities at December 31, 2004      4,454    $      3,385    $      1,069
        Additions                                   1,378           1,378              --
        Reductions                                    (65)            (46)            (19)
        Payments                                   (1,773)         (1,559)           (214)
        Currency translation and other                 95              --              95
                                                 --------    ------------    ------------
Restructuring liabilities at June 30, 2005       $  4,089    $      3,158    $        931
                                                 ========    ============    ============

      The  table  below   summarizes  the  future   obligations  for  severance,
restructuring and other related charges by operating segment detailed above (amounts in thousands):

                                        Maintenance     Electrical
                                          Products       Products
                              Total        Group          Group
                             --------   ------------   ------------
                 2005        $  1,286   $      1,054   $        232
                 2006           1,132            835            297
                 2007             446            275            171
                 2008             412            231            181
                 2009             289            243             46
              Thereafter          524            524             --
                             --------   ------------   ------------
            Total Payments   $  4,089   $      3,162   $        927
                             ========   ============   ============

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three Months Ended June 30, 2005 versus Three Months Ended June 30, 2004

                                                                     2005                      2004
                                                           ------------------------   ------------------------
                                                               (Amounts in Millions, Except Per Share Data)

                                                           ----------    ----------   ----------    ----------
                                                               $         % to Sales       $         % to Sales
                                                           ----------    ----------   ----------    ----------
Net sales                                                  $     98.2         100.0   $    100.5         100.0
Cost of goods sold                                               86.4          88.0         87.3          86.8
                                                           ----------    ----------   ----------    ----------
       Gross profit                                              11.8          12.0         13.3          13.2
Selling, general and administrative expenses                     13.9          14.1         14.2          14.2
Stock option expense                                              2.0           2.0           --            --
Severance, restructuring and related charges (income)             0.9           1.0         (0.1)         (0.1)
Gain on sale of assets                                           (0.2)         (0.2)        (0.5)         (0.5)
                                                           ----------    ----------   ----------    ----------
       Operating loss                                            (4.8)         (4.9)        (0.3)         (0.3)
                                                                         ==========                 ==========
Interest expense                                                 (1.4)                      (1.0)
Other, net                                                         --                        0.1
                                                           ----------                 ----------

Loss before (benefit) provision for income taxes                 (6.2)                      (1.2)

(Benefit) provision for income taxes                             (0.1)                       0.1
                                                           ----------                 ----------

Net loss                                                         (6.0)                      (1.3)
Payment-in-kind dividends on convertible preferred stock           --                       (3.5)
                                                           ----------                 ----------

       Net loss attributable to common stockholders        $     (6.0)                $     (4.7)
                                                           ==========                 ==========

Loss per share of common stock - basic and diluted:

Net loss                                                   $    (0.76)                $    (0.16)
Payment-in-kind dividends on convertible preferred stock           --                      (0.44)
                                                           ----------                 ----------

       Net loss attributable to common stockholders        $    (0.76)                $    (0.60)
                                                           ==========                 ==========

Overview

      Our consolidated net sales for the three month period ended June 30, 2005 decreased $2.3 million compared to the three month period ended June 30, 2004. The decline in net sales of 2% was comprised of lower volumes [(7%)], higher pricing [4%] and favorable currency translation [1%]. Gross margins were 12.0% for the three month period ended June 30, 2005, a decrease of 1.2 percentage points compared to the three month period ended June 30, 2004. Higher raw material costs and incremental operating costs incurred due to the delayed consolidation of the abrasives facilities were partially offset by selling price increases. Selling, general and administrative expense (SG&A) as a percentage of sales decreased from 14.2% for the second quarter of 2004 to 14.1% in the second quarter of 2005, primarily due to cost containment in the Maintenance Products Group partially offset by non-recurring corporate costs. The operating loss increased by $4.5 million to ($4.8) million, mostly due to lower sales volumes, lower gross margins , higher non-cash stock option expense and higher severance and restructuring costs.

      Overall, we reported a net loss attributable to common shareholders of ($6.0) million [($0.76) per share] for the three month period ended June 30, 2005, versus a net loss attributable to common shareholders of ($4.7) million [($0.60) per share] in the same period of 2004. During the second quarter of 2004, we recorded the impact of payment-in-kind dividends earned on our convertible preferred stock of ($3.5) million [($0.44) per share]. The payment-in-kind dividends ended in December 2004.

Net Sales

Maintenance Products Group

      Net sales from the Maintenance Products Group decreased from $69.7 million during the three month period ended June 30, 2004 to $63.9 million during the three month period ended June 30, 2005. Overall, this decline of 8% was primarily due to lower volumes [(13%)] partially offset by higher pricing [5%]. Sales volume for the Consumer Plastics business units in the U.S. and the U.K., which sell primarily to mass merchant customers, was significantly lower due to our decision to exit certain unprofitable product lines. In addition, volumes at our U.K. Consumer Plastics business unit were negatively impacted by softening demand due to a weak retail sector in the U.K. We also experienced volume declines in our Abrasives business unit in the U.S. due to shipping and production inefficiencies caused by the delayed consolidation of two abrasives facilities into the Wrens, Georgia facility and a fire at our facility in Wrens early in the fourth quarter of 2004 that disrupted production. The disruption to our Abrasives operations has resulted in the loss of certain customers. These decreases in Abrasives sales were partially offset by stronger sales of roofing products to the construction industry. Sales volumes for our Container business unit improved over last year principally due to available production capacity at our Norwalk, California facility, which resulted from the exit of certain product lines by the Consumer Plastics business.

      Higher pricing resulted from the implementation of selling price increases across the Maintenance Products Group, which took effect throughout the first half of 2005, with the most significant increases in the domestic business units. The implementation of price increases was in response to the accelerating cost of our primary raw materials, packaging materials, utilities and freight starting in 2004 and continuing into early 2005.

Electrical Products Group

      The Electrical Products Group's sales improved from $30.8 million for the three month period ended June 30, 2004 to $34.3 million for the three month period ended June 30, 2005. The sales improvement of 12% was a primarily the result of increased volume [7%], higher pricing [3%] and favorable currency translation [2%]. Multiple selling price increases have been implemented since the beginning of 2004 at Woods U.S. (and to a lesser extent at Woods Canada) to offset the rising cost of copper and PVC. We continue to implement price increases; however there can be no assurance that such increases will be accepted. Woods Canada's pricing was negatively impacted by incremental program costs in the second quarter of 2005 necessary to retain business with a significant customer. Volume at Woods U.S. benefited principally from the timing of orders, which shipped ahead of last year. Woods Canada experienced volume increases primarily due to stronger sales of garden lighting, cords and multi outlet/surge protector products. In addition, sales at Woods Canada were favorably impacted by a stronger Canadian dollar versus the U.S. dollar in the second quarter of 2005 as compared to the same period in 2004.

Operating Income

                                                             Three months ended June 30,
                                                        -------------------------------------
                                                               (Amounts in Millions)
Operating income (loss)                                      2005                2004               Change
                                                        -----------------   -----------------   -----------------
                                                                   % of                % of                % of
                                                                   ----                ----                ----
                                                          $       Sales       $       Sales       $       Sales
                                                          -       -----       -       -----       -       -----
Maintenance Products Group                              $ (0.5)     (0.7)   $ (0.8)     (1.2)   $  0.3       0.5
Electrical Products Group                                  1.2       3.3       2.5       8.2      (1.3)     (4.9)
Unallocated corporate expense                             (2.6)               (2.1)               (0.5)
Stock option expense                                      (2.0)                 --                (2.0)
Severance, restructuring and related income (charges)     (0.9)                0.1                (1.0)
                                                        ------              ------              ------
Operating loss                                          $ (4.8)             $ (0.3)             $ (4.5)
                                                        ======              ======              ======

Maintenance Products Group

      The Maintenance Products Group's operating loss improved from $0.8 million (-1.2% of net sales) during the three month period ended June 30, 2004 to an operating loss of $0.5 million (-0.7% of net sales) for the three month period ended June 30, 2005. The improvement was primarily attributable to SG&A cost containment and the impact of higher selling prices which took effect in 2005 which outpaced the impact of higher raw material costs. Offsetting these items was a decline in the profitability of our domestic Abrasives business resulting from shipping and production inefficiencies caused by the delayed consolidation of two facilities into the Wrens, Georgia facility and the fire at our facility in Wrens in the fourth quarter of 2004 that disrupted production. In addition, the Maintenance Products Group recorded a gain on the sale of assets during the three months ended June 30, 2005 primarily related to the sale of excess equipment at our U.S. plastic molding facilities, while the gain on the sale of assets during the three months ended June 30, 2004 was for the sale of our former metals facility in Santa Fe Springs, California.

Electrical Products Group

      The Electrical Products Group's operating income decreased from $2.5 million (8.2% of net sales) for the three month period ended June 30, 2004 to $1.2 million (3.3% of net sales) for the three month period ended June 30, 2005. The decrease in profitability was principally the result of selling price increases not quite keeping pace with the increasing costs of copper and PVC, partially offset by stronger volumes. SG&A expenses were up proportionately with the overall increase in sales.

Corporate

      Corporate operating expenses increased from $2.1 million in the three month period ended June 30, 2004 to $2.6 million in three month period ended June 30, 2005 principally due to non-recurring severance costs and search fees associated with the CEO transition in the second quarter of 2005.

Stock Option Expense

      The non-cash stock option expense of $2.0 million during the three months ended June 30, 2005 related to the March 2004 acceleration of vesting of options that were held by our former CEO at that time. A substantial portion of these options were forfeited by the former CEO upon his retirement, however. See Note 1 of the Notes to Condensed Consolidated Financial Statements.

Severance, Restructuring and Related Charges

      Operating results for the Company during the three months ended June 30, 2005 and 2004 were impacted by severance, restructuring and related charges (income) of $0.9 million and ($0.1) million, respectively. Charges in 2005 related to severance, facility closure costs and inventory and equipment moves associated with the closure of one of our abrasives facilities ($0.8 million); and severance associated with the reduction in workforce principally due to the exit of certain product lines in the U.S. and U.K. Consumer Plastics business units ($0.1 million).

      Charges in the second quarter of 2004 related to the restructuring of the abrasives business ($0.3 million); the movement of inventory and equipment in connection with the consolidation of St. Louis manufacturing and distribution facilities ($0.1 million), and costs incurred for the consolidation of administrative functions for CCP and equipment removal and occupancy costs for the Santa Fe Springs, California metals facility ($0.1 million), offset by credits to reverse a non-cancelable lease accrual based on a change in usage of a previously impaired leased facility (Hazelwood, Missouri) ($0.4 million); to reverse a non-cancelable lease accrual based on a change in usage of leased facility that was previously impaired at Woods U.S. ($0.1 million) and to reverse a portion of a severance accrual at Woods Canada related to the December 2003 shutdown of their manufacturing facility ($0.1 million).

Other Items

      Interest expense increased by $0.4 million in the second quarter of 2005 compared to the same period of 2004, primarily as a result of higher interest rates in 2005 and increased margins over LIBOR pursuant to the Third Amendment of our Bank of America Credit Agreement (see Note 5 of the Notes to Condensed Consolidated Financial Statements).

      The benefit for income taxes for the three months ended June 30, 2005 reflects a current expense for state income taxes and a foreign income tax benefit. The provision for income taxes for the three months ended June 30, 2004 reflects a current benefit for state income taxes and a foreign income tax provision. In both 2005 and 2004, tax benefits were not recorded in the U.S. (for federal and state income taxes) and for certain foreign subsidiaries on pre-tax net losses as a result of accumulated operating losses in the those jurisdictions, as we concluded that it was more likely than not that such benefits would not be realized. We recorded tax benefits for other foreign subsidiaries as we concluded that it was more likely than not that such benefits would be realized.

Six Months Ended June 30, 2005 versus Six Months Ended June 30, 2004

                                                                     2005                       2004
                                                           ------------------------   ------------------------
                                                              (Amounts in Millions, Except Per Share Data)

                                                           ----------    ----------   ----------    ----------
                                                               $         % to Sales       $         % to Sales
                                                           ----------    ----------   ----------    ----------
Net sales                                                  $    193.7         100.0   $    200.4         100.0
Cost of goods sold                                              172.4          89.0        170.5          85.1
                                                           ----------    ----------   ----------    ----------
       Gross profit                                              21.3          11.0         29.9          14.9
Selling, general and administrative expenses                     26.2          13.5         29.0          14.5
Stock option expense                                              2.0           1.0           --            --
Severance, restructuring and related charges                      1.3           0.7          1.8           0.9
Gain of sale of assets                                           (0.2)         (0.1)        (0.5)         (0.3)
                                                           ----------    ----------   ----------    ----------
       Operating loss                                            (8.0)         (4.1)        (0.4)         (0.2)
                                                                         ==========                 ==========
Interest expense                                                 (2.7)                      (1.8)
Other, net                                                         --                       (0.2)
                                                           ----------                 ----------

Loss before provision for income taxes                          (10.7)                      (2.4)

Provision for income taxes                                         --                        0.7
                                                           ----------                 ----------

Net loss                                                        (10.7)                      (3.1)
Payment-in-kind dividends on convertible preferred stock           --                       (6.9)
                                                           ----------                 ----------

       Net loss attributable to common stockholders        $    (10.7)                $    (10.0)
                                                           ==========                 ==========

Loss per share of common stock - basic and diluted:

Net loss                                                   $    (1.35)                $    (0.39)
Payment-in-kind dividends on convertible preferred stock           --                      (0.88)
                                                           ----------                 ----------

       Net loss attributable to common stockholders        $    (1.35)                $    (1.27)
                                                           ==========                 ==========

Overview

      Our consolidated net sales for the six month period ended June 30, 2005 decreased $6.7 million compared to the six month period ended June 30, 2004. The decline in net sales of 3% was comprised of lower volumes [(9%)], offset by higher pricing [5%] and favorable currency translation [1%]. Gross margins were 11.0% for the six month period ended June 30, 2005; a decrease of 3.9 percentage points compared to the six month period ended June 30, 2004. Higher raw material costs and incremental operating costs incurred due to the delayed consolidation of the abrasives facilities were partially offset by selling price increases and the favorable impact of restructuring and cost containment. Selling, general and administrative expense (SG&A) as a percentage of sales declined from 14.5% for the first six months of 2004 to 13.5% in the first six months of 2005, primarily due to cost containment (mostly in the Electrical Products Group) offset by non-recurring corporate expenses. The operating loss increased by $7.7 million to ($8.0) million, mostly due to lower sales volumes, lower gross margins and higher non-cash stock option expense.

      Overall, we reported a net loss attributable to common shareholders of ($10.7) million [($1.35) per share] for the six month period ended June 30, 2005, versus a net loss attributable to common shareholders of ($10.0) million [($1.27) per share] in the same period of 2004. During the first half of 2004, we recorded the impact of payment-in-kind dividends earned on our convertible preferred stock of ($6.9) million [($0.88) per share]. The payment-in-kind dividends ended in December 2004.

Net Sales

Maintenance Products Group

      Net sales from the Maintenance Products Group decreased from $140.2 million during the six month period ended June 30, 2004 to $125.3 million during the six month period ended June 30, 2005. Overall, this decline of 11% was primarily due to lower volumes [(15%)] net of higher pricing [4%]. Sales volume for the Consumer Plastics business units in the U.S. and the U.K., which sell primarily to mass merchant customers, was significantly lower due to our decision to exit certain unprofitable product lines. In addition, volumes at our U.K Consumer Plastics business unit were negatively impacted by softening demand due to a weak retail sector in the U.K. We also experienced volume declines in our Abrasives business unit in the U.S. due to shipping and production inefficiencies caused by the delayed consolidation of two abrasives facilities into the Wrens, Georgia facility and a fire at our facility in Wrens in the fourth quarter of 2004 that disrupted production. The disruption to our Abrasives operations has resulted in the loss of certain customers. These decreases in Abrasives sales were partially offset by stronger sales of roofing products to the construction industry. Sales of Metal Truck Box products declined in first half of 2005 versus the first half of 2004 primarily due to lower demand from a major retail outlet customer, while sales of Textiles were down slightly due to the loss of a customer. Sales volumes for our Container business unit improved over last year principally due to available production capacity at our Norwalk, California facility, which resulted from the exit of certain product lines by the U.S. Consumer Plastics business.

      Higher pricing resulted from the implementation of selling price increases across the Maintenance Products Group, which took effect throughout the first half of 2005, with the most significant increases in the domestic business units. The implementation of price increases was in response to the accelerating cost of our primary raw materials, packaging materials, utilities and freight starting in 2004 and continuing into early 2005.

Electrical Products Group

      The Electrical Products Group's sales improved from $60.2 million for the six month period ended June 30, 2004 to $68.4 million for the six month period ended June 30, 2005. The sales improvement of 14% was primarily the result of higher pricing [8%], increased volume [4%] and favorable currency translation [2%]. Multiple selling price increases were implemented since the beginning of 2004 at Woods U.S. (and to a lesser extent at Woods Canada) to offset the rising cost of copper and PVC. We continue to implement price increases; however, there can be no assurance that such increases will be accepted. Woods Canada's net pricing was negatively impacted by incremental program costs necessary to retain business with a significant customer. Volume at Woods U.S. benefited principally from increased promotional activity at one of its largest mass merchant retailers in the first quarter of 2005 and from the timing of orders, which shipped ahead of last year. Sales at Woods Canada were favorably impacted by a stronger Canadian dollar versus the U.S. dollar in the first half of 2005 as compared to the same period in 2004.

Operating Income

                                                   Six months ended June 30,
                                               ----------------------------------
                                                     (Amounts in Millions)
  Operating income (loss)                            2005              2004                Change
                                               -----------------  ----------------   -----------------
                                                          % of               % of               % of
                                                          ----               ----               ----
                                                 $       Sales      $       Sales      $       Sales
                                                 -       -----      -       -----      -       -----
Maintenance Products Group                     $ (4.5)     (3.6)  $  1.6       1.1   $ (6.1)     (4.7)
Electrical Products Group                         4.1       5.9      4.6       7.6     (0.5)     (1.7)
Unallocated corporate expense                    (4.3)              (4.7)               0.4
Stock option expense                             (2.0)                --               (2.0)
Severance, restructuring and related charges     (1.3)              (1.8)               0.5
                                               ------             ------             ------
Operating loss                                 $ (8.0)            $ (0.3)            $ (7.7)
                                               ======             ======             ======

Maintenance Products Group

      The Maintenance Products Group's operating income decreased from $1.6 million (1.1% of net sales) during the six month period ended June 30, 2004 to an operating loss of ($4.5) million (-3.6% of net sales) for the six month period ended June 30, 2005. The decrease was primarily attributable to lower volumes in the U.S. and U.K. Consumer Plastics and domestic Abrasives business units. In addition, higher raw material costs in the first half of 2005 versus the first half of 2004 were partially recovered through higher selling prices. The impact of higher raw material costs had the most pronounced effect on the gross margins of our business units which sell plastics products, although the raw material costs appear to have stabilized and we were able to implement price increases across most business units starting in the first quarter of 2005. In addition, manufacturing throughput was low at our plastics molding facilities in the U.S. and the U.K. in the first quarter as we reduced inventory and adjusted our production levels in connection with our decision to exit certain unprofitable lines of Consumer Plastics business. We continue to experience declines in the profitability of our Abrasives business resulting from shipping and production inefficiencies caused by the delayed consolidation of two facilities into the Wrens, Georgia facility and the fire at our facility in Wrens in the fourth quarter of 2004 that disrupted production. SG&A as a percentage of net sales in the first half of 2005 was slightly lower versus the first half of 2004 due mostly to cost containment measures. In addition, the Maintenance Products Group recorded a gain on the sale of assets during the six months ended June 30, 2005 primarily related to the sale of excess equipment at our U.S. plastic molding facilities, while the gain on the sale of assets during the six months ended June 30, 2004 was for the sale of our former metals facility in Santa Fe Springs, California.

Electrical Products Group

      The Electrical Products Group's operating income decreased from $4.6 million (7.6% of net sales) for the six month period ended June 30, 2004 to $4.1 million (5.9% of net sales) for the six month period ended June 30, 2005, a decline of 11%. The lower profitability was principally the result of selling price increases not quite keeping pace with the increasing costs of copper and PVC, most notably in the second quarter. Lower gross margins were partially offset by stronger volumes and lower SG&A which was primarily due to cost containment initiatives.

Corporate

      Corporate operating expenses decreased from $4.7 million in the six month period ended June 30, 2004 to $4.3 million in the six month period ended June 30, 2005 principally due to lower bonus expense resulting from a decline in operating performance and decreased expense for stock appreciation rights due to a lower stock price offset by non-recurring severance costs and search fees associated with the CEO transition in the second quarter of 2005.

Stock Option Expense

      The non-cash stock option expense of $2.0 million during the six months ended June 30, 2005 related to the March 2004 acceleration of vesting of options that were held by our former CEO at that time. A substantial portion of these options were forfeited by the former CEO upon his retirement, however. See Note 1 of the Notes to Condensed Consolidated Financial Statements.

Severance, Restructuring and Related Charges

      Operating results for the Company during the six months ended June 30, 2005 and 2004 were negatively impacted by severance, restructuring and related charges of $1.3 million and $1.8 million, respectively. Charges in 2005 related to severance, facility closure costs and inventory and equipment moves associated with the closure of one of our abrasives facilities ($0.9 million); severance associated with the reduction in workforce principally due to the exit of certain product lines in the U.S. and U.K. Consumer Plastics business units ($0.3 million) and charges aggregating to $0.1 million for miscellaneous costs for the termination of the Warson Road facility lease and the movement of inventory and equipment from Hazelwood to Bridgeton.

      Charges in the first half of 2004 related to a non-cancelable lease accrual associated with a sale/leaseback transaction and idle capacity as a result of the shutdown of manufacturing at Woods Canada ($1.0 million); the restructuring of the abrasives business ($0.7 million); costs incurred for the consolidation of administrative functions for CCP ($0.2 million); costs for the movement of inventory and equipment in connection with the consolidation of St. Louis manufacturing and distribution facilities ($0.2 million); and expenses for the closure of CCP's facility in Canada and the subsequent consolidation into the Woods Canada facility ($0.1 million); partially offset by credits for adjustments to non-cancelable leases based on changes in the usage of these leased facilities ($0.4 million).

Other Items

      Interest expense increased by $0.9 million in the first half of 2005 versus the same period of 2004, primarily as a result of higher interest rates and increased margins over LIBOR pursuant to the Third Amendment of our Bank of America Credit Agreement (see Note 5 of the Notes to Condensed Consolidated Financial Statements). In addition, higher average borrowings in 2005
(principally due to increased working capital levels and poor financial performance in the second half of 2004), contributed to the increase. Other, net for the six months ended June 30, 2004 included the write-off of fees and expenses of $0.4 million associated with a financing which the Company chose not to pursue, offset by the write-off of net liabilities related to previously divested businesses of $0.1 million.

      The benefit for income taxes for the six months ended June 30, 2005 reflects a net foreign income tax benefit offset by a current expense for state income taxes. The provision for income taxes for the six months ended June 30, 2004 reflects a current benefit for state income taxes and a foreign income tax provision. In both 2005 and 2004, tax benefits were not recorded in the U.S. (for federal and state income taxes) and for certain foreign subsidiaries on pre-tax net losses as a result of accumulated operating losses in the those jurisdictions, as we concluded that it was more likely than not that such benefits would not be realized. We recorded tax benefits for other foreign subsidiaries as we concluded that it was more likely than not that such benefits would be realized.

LIQUIDITY AND CAPITAL RESOURCES

      We require funding for working capital needs and capital expenditures. We believe that our cash flow from operations and the use of available borrowings under the Bank of America Credit Agreement (as defined below) provide sufficient liquidity for our operations for the foreseeable future. As of June 30, 2005, we had cash and cash equivalents of $4.1 million versus cash and cash equivalents of $8.5 million at December 31, 2004. Also as of June 30, 2005, we had outstanding borrowings of $56.0 million [49% of total capitalization], under the Bank of America Credit Agreement with unused borrowing availability on the Revolving Credit Facility of $22.6 million. As of December 31, 2004, we had outstanding borrowings of $58.7 million [46% of total capitalization]. We generated $0.5 million of cash flow from operations during the six months ended June 30, 2005 versus the utilization of $22.1 million of cash flow from operations during the six months ended June 30, 2004. The improvement in cash flow from operations was primarily attributable to a reduction of inventory in the first half of 2005 versus an inventory build in the first half of 2004 and to a lesser extent, lower capital expenditures.

      We expect liquidity to generally stabilize for the remainder of 2005, with the exception of seasonal inventory builds in the third quarter offset by increased receivable collections in the fourth quarter (both primarily related to the Electrical Products Group). Other elements of working capital continue to be closely managed. Capital expenditures are expected to be higher in the second half of 2005 versus the first half of 2005, but overall are expected to be lower than 2004. We have a number of obligations and commitments, which are listed on the schedule later in this section entitled "Contractual and Commercial Obligations." We have considered all of these obligations and commitments in structuring our capital resources to ensure that they can be met. See the notes accompanying the table in that section for further discussions of those items. We believe that given our strong working capital base, additional liquidity could be obtained through additional debt financing, if necessary. However, there is no guarantee that such financing could be obtained. In addition, we are continually evaluating alternatives relating to the sale of excess assets and divestitures of certain of our business units. Asset sales and business divestitures present opportunities to provide additional liquidity by de-leveraging our financial position.

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

      Our borrowing base under the Bank of America Credit Agreement is reduced by the outstanding amount of standby and commercial letters of credit. Vendors, financial institutions and other parties with whom we conduct business may require letters of credit in the future that either (1) do not exist today or
(2) would be at higher amounts than those that exist today. Currently, our largest letters of credit relate to our casualty insurance programs. At June 30, 2005, total outstanding letters of credit were $9.1 million.

      Until September 30, 2004, interest accrued on Revolving Credit Facility borrowings at 175 basis points over applicable LIBOR rates and at 200 basis points over LIBOR for borrowings under the Term Loan. In accordance with the Bank of America Credit Agreement, margins (i.e. the interest rate spread above LIBOR) increased by 25 basis points in the fourth quarter of 2004 and an additional 25 basis points in the first quarter of 2005 based on our leverage ratio (as defined in the Bank of America Credit Agreement) as of September 30 and December 31, 2004, respectively. Margins increased another 50 basis points upon the effective date of the Third Amendment (see below). Additionally, margins on the Term Loan will drop 25 basis points if the balance of the Term Loan is reduced below $10.0 million. Interest accrues at higher margins on prime rates for swing loans, the amounts of which were nominal at June 30, 2005.

      In the first half of 2005, we paid a fee of $0.1 million to our lenders in connection with the Second Amendment to our credit agreement. We incurred additional debt issuance costs in 2004 associated with the Bank of America Credit Agreement. Additionally, at the time of the inception of the Bank of America Credit Agreement, we had approximately $4.0 million of unamortized debt issuance costs associated with the previous credit agreement. The remainder of the previously capitalized costs, along with the capitalized costs from the Bank of America Credit Agreement, will be amortized over the life of the Bank of America Credit Agreement through April 2009. Also, during the first half of 2004, we incurred fees and expenses of $0.4 million associated with a financing which we chose not to pursue.

      The revolving credit facility under the Bank of America Credit Agreement requires lockbox agreements which provide for all receipts to be swept daily to reduce borrowings outstanding. These agreements, combined with the existence of a material adverse effect ("MAE") clause in the Bank of America Credit Agreement, caused the revolving credit facility to be classified as a current liability (except as noted below), per guidance in the Emerging Issues Task Force Issue No. 95-22 , Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement. We do not expect to repay, or be required to repay, within one year, the balance of the revolving credit facility classified as a current liability. The MAE clause, which is a fairly typical requirement in commercial credit agreements, allows the lenders to require the loan to become due if they determine there has been a material adverse effect on our operations, business, properties, assets, liabilities, condition or prospects. The classification of the revolving credit facility as a current liability (except as noted above) is a result only of the combination of the lockbox agreements and the MAE clause. The Bank of America Credit Agreement does not expire or have a maturity date within one year, but rather has a final expiration date of April 20, 2009. The lender had not notified us of any indication of a MAE at June 30, 2005, and, to management's knowledge, we were not in default of any provision of the Bank of America Credit Agreement, as amended at June 30, 2005.

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

Contractual Obligations and Commercial Obligations

      Katy's obligations as of June 30, 2005 are summarized below (amounts in thousands):

                                                 Due in         Due         Due         Due
                                              less than      in 1-3      in 3-5     after 5
Contractual Cash Obligations          Total      1 year       years       years       years
                                  ---------   ---------   ---------   ---------   ---------
Revolving credit facility [a]     $  39,547   $      --   $      --   $  39,547   $      --
Term loans                           16,429       2,857       5,714       7,858          --
Interest on debt [b]                 13,394       3,954       6,893       2,547          --
Operating leases [c]                 27,403       7,478      11,415       5,289       3,221
Severance and restructuring [c]       2,697       1,369         700         373         255
SESCO payable to Montenay [d]         2,750       1,100       1,100         550          --
                                  ---------   ---------   ---------   ---------   ---------
Total Contractual Obligations     $ 102,220   $  16,758   $  25,822   $  56,164   $   3,476
                                  =========   =========   =========   =========   =========


                                                 Due in         Due         Due         Due
                                              less than      in 1-3      in 3-5     after 5
Other Commercial Commitments          Total      1 year       years       years       years
                                  ---------   ---------   ---------   ---------   ---------
Commercial letters of credit      $     596   $     596   $      --   $      --   $      --
Stand-by letters of credit            8,506       8,506          --          --          --
Guarantees [e]                       23,670       8,370      15,300          --          --
                                  ---------   ---------   ---------   ---------   ---------
Total Commercial Commitments      $  32,772   $  17,472   $  15,300   $      --   $      --
                                  =========   =========   =========   =========   =========

[a] As discussed in the Liquidity and Capital Resources section above, the entire revolving credit facility under the Bank of America Revolving Credit Agreement is classified as a current liability on the Consolidated Statements of Financial Position as a result of the combination in the Bank of America Credit Agreement of (i) lockbox agreements on Katy's depository bank accounts, and (ii) a subjective Material Adverse Effect (MAE) clause. The Revolving Credit Facility expires in April of 2009.

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

[c] Future non-cancelable lease rentals are included in the line entitled "Operating leases," which also includes obligations associated with restructuring activities. The Condensed Consolidated Balance Sheet at June 30, 2005 and December 31, 2004, includes $3.4 million and $3.6 million, respectively, in discounted liabilities associated with non-cancelable operating lease rentals, net of estimated sub-lease revenues, related to facilities that have been abandoned as a result of restructuring and consolidation activities.

[d] Amount owed to Montenay as a result of the SESCO  partnership,  discussed in
Note 4 to the Condensed Consolidated Financial Statements. $1.1 million of this obligation is classified in the Condensed Consolidated Balance Sheets as an Accrued Expense in Current Liabilities, while the remainder is included in Other Liabilities, recorded on a discounted basis.

[e] As discussed in Note 4 to the Condensed Consolidated Financial Statements in
Part I, Item 1, SESCO, an indirect wholly-owned subsidiary of Katy, is party to a partnership that operates a waste-to-energy facility, and has certain contractual obligations, for which Katy provides certain guarantees. If the partnership is not able to perform its obligations under the contracts, under certain circumstances SESCO and Katy could be subject to damages equal to the amount of Industrial Revenue Bonds outstanding (which financed construction of the facility) less amounts held by the partnership in debt service reserve funds. Katy and SESCO do not anticipate non-performance by parties to the contracts.

Off-balance Sheet Arrangements

      See Note 4 to the Condensed  Consolidated Financial Statements in Part II,
Item 8 for a discussion of SESCO.

Cash Flow

Operating Activities

      Cash flow used in operating activities before changes in operating assets was $2.5 million in the first half of 2005 versus cash flow provided by operating activities before changes in operating assets of $4.6 million in the first half of 2004. While we had net losses in both periods, these amounts included non-cash items such as depreciation, amortization and amortization of debt issuance costs. We generated $3.0 million of cash related to operating assets and liabilities during the six months ended June 30, 2005 versus cash used related to operating assets and liabilities of $26.7 million during the six months ended June 30, 2004. Our operating cash flow was favorably impacted in the first half of 2005 by a decrease in inventory of $6.6 million, mostly in the business units in the Maintenance Products Group which sell plastics products, and by lower accounts receivable, principally resulting from a decrease in net sales in the second quarter of 2005 versus the fourth quarter of 2004. Operating cash flow during the first half of 2005 was negatively impacted by lower accounts payable (as we limited our purchases from suppliers in connection with the aforementioned reduction of inventory) and lower accruals due to the settlement of previously recorded restructuring charges. Operating cash flow in the first half of 2004 was negatively impacted by higher inventory and lower payables and accruals. The inventory build was due to the early purchase of certain materials in advance of scheduled supplier price increases, increased material prices and planned builds in connection with facility closures. Accounts payable were lower as a result of our decision to take advantage of discount terms offered by certain vendors while accruals were impacted by the settlement of previously recorded restructuring charges. During the first half of 2005, we were turning our inventory at 5.2 times per year versus 4.5 times per year during the first half of 2004. Cash of $1.8 million and $3.6 million was used in the six months ended June 30, 2005 and 2004, respectively, to satisfy severance, restructuring and related obligations. Severance, restructuring and related charges are expected to substantially end in 2005, however, cash payments will continue through 2011 to satisfy non-cancelable lease obligations. See Note 10 of the Notes to Condensed Consolidated Financial Statements.

Investing Activities

      Capital expenditures totaled $3.0 million during the six months ended June 30, 2005 as compared to $5.7 million during the six months ended June 30, 2004. Capital expenditures are anticipated to be higher in the second half of 2005 versus the first half of 2005, but overall are expected to be lower in 2005 than in 2004. On March 31, 2004, Woods Canada sold its manufacturing facility for net proceeds of $3.2 million and immediately entered into a sale/leaseback arrangement to allow that business unit to occupy this property as a distribution facility. On June 28, 2004, CCP sold its vacant metals facility in Santa Fe Springs, California for net proceeds of $1.9 million.

Financing Activities

      Overall, debt decreased $2.6 million during the six months ended June 30, 2005 versus an increase of $22.6 million during the six months ended June 30, 2004, primarily relating to the changes in working capital during those periods. Direct debt costs totaling $0.1 million in the first half of 2005 primarily represents a fee paid to our lenders in connection with the Second Amendment and $1.3 million in the first half of 2004 relates to the April 20, 2004 refinancing of the Bank of America Credit Agreement. On May 10, 2004, we suspended our $5.0 million share repurchase program after announcing the resumption of the plan on April 20, 2004. We had previously suspended the program in November 2003. There currently are no plans to resume the share repurchase program.

SEVERANCE, RESTRUCTURING AND RELATED CHARGES

      See Note 10 to the Condensed  Consolidated Financial Statements in Part I,
Item 1 for a discussion of severance, restructuring and related charges.

OUTLOOK FOR 2005

      We continue to experience a strong sales performance during the first half of 2005 from the Woods U.S. business unit, offset by lower volumes in our U.S. and U.K. Consumer Plastics and domestic Abrasives business units. Price increases were passed along to our Woods U.S. customers during 2004 and early 2005 as a result of the rise in copper prices since late 2003. We continue to implement price increases; however there can be no assurance that such increases will be accepted. We do anticipate modest volume growth from our Woods U.S. unit. We also expect continued softness in the U.K., especially in the consumer /retail sector. We have implemented price increases for the JanSan Plastics, Container and Consumer Plastics business units and for our Metal Truck Box business in response to the increase in raw material costs over the past few years. However, in the U.S. and U.K. Consumer Plastics business, we face the continuing challenge of passing through price increases to offset these higher costs, and sales volumes have been and will continue to be negatively impacted as a result of raising prices.

      The continued shipping and production inefficiencies at our Abrasives facilities have resulted in higher operating costs. The consolidation of one of the two facilities into the Wrens, Georgia facility is nearly complete and while we may experience higher operating costs in the near term, the consolidation will ultimately result in improved profitability of our Abrasives business. Early in the fourth quarter of 2004, we experienced a fire at the Wrens facility. The fire damaged certain production equipment and affected the operations of certain of our production lines. However, we have been able to continue to operate the remainder of our production lines at this facility and have obtained equipment allowing us to operate all product lines at this facility. These disruptions to our Abrasives operations have also resulted in the loss of certain customers, commencing in the second half of 2004. While we expect to recover some of these lost sales in the current year, we may experience additional lost sales in 2005. We believe that sales for the Abrasives business unit in the second half of 2005 will be approximately equal to the sales in the second half of 2004 and the first half of 2005.

      Cost of goods sold is subject to variability in the prices for certain raw materials, most significantly thermoplastic resins used in the manufacture of plastic products for the JanSan Plastics, Consumer Plastics and Container businesses. Prices of plastic resins, such as polyethylene and polypropylene have increased steadily from the latter half of 2002 through the early months of 2005. Prices for resin decreased in the second quarter of 2005, but have recently returned to historically high levels. Management has observed that the prices of plastic resins are driven to an extent by prices for crude oil and natural gas, in addition to other factors specific to the supply and demand of the resins themselves. We are equally exposed to price changes for copper at our Woods U.S. and Woods Canada business units. Prices for copper generally increased from late 2003 and have continued through the present time. Prices for copper appear to have stabilized in a historically high range in the second quarter of 2005. Prices for aluminum (a raw material used in our Metal Truck Box business), corrugated packaging material and other raw materials had also increased through the first quarter of 2005. We have not employed an active hedging program related to our commodity price risk, but are employing other strategies for managing this risk, including contracting for a certain percentage of resin needs through supply agreements and opportunistic spot purchases. In 2004, we experienced $24 million of cost increases in our primary raw materials, packaging materials, utilities and freight compared to 2003; these extraordinary cost increases continued into the first quarter of 2005. In 2004, we passed on about $15 million of these higher costs through price increases. We announced additional price increases in the first half of 2005 across almost all business units. We continue to implement price increases; however there can be no assurance that such increases will be accepted. In a climate of rising raw material costs (especially in 2004 and the first half of 2005), we experienced difficulty in raising prices to shift these higher costs to our customers, particularly major home improvement and mass market retail outlets. Our future earnings may be negatively impacted to the extent further increases in costs for raw materials cannot be recovered or offset through higher selling prices. We cannot predict the direction our raw material prices will take during the latter half of 2005 and beyond.

      Since the Recapitalization, our management has been focused on a number of restructuring and cost reduction initiatives, including the consolidation of facilities; divestiture of non-core operations; SG&A cost rationalization and organizational changes. In the future, we expect to benefit from sales growth opportunities across our various business units. We believe we can accomplish this without having to add significant capital because our facilities are currently under utilized.

      As a percentage of sales, SG&A in the latter half of 2005 should remain in line with the same period in 2004. SG&A has continually declined since 2001as a percentage of sales. We expect to maintain modest headcount and rental costs for our corporate office. We have completed the process of transferring back-office functions of our Textiles (Wilen), Abrasives (Glit-Microtron and Loren) and Filters and Grillbricks (Disco) business units from Georgia to Bridgeton, Missouri, the headquarters of CCP. We will continue to evaluate the possibility of further consolidation of administrative processes. Our cost reduction efforts, integration of back office functions and simplifications of our business transactions are all dependent on executing a system integration plan. This plan involves the migration of data across information technology platforms and implementation of new software and hardware. The domestic systems integration plan was substantially completed in October 2003, while our international systems integration plan is nearly complete.

      Interest rates rose in the second half of 2004 and we expect rates to continue to rise in 2005. Until September 30, 2004, interest accrued on Revolving Credit Facility borrowings at 175 basis points over applicable LIBOR rates and at 200 basis points over LIBOR for borrowings under the Term Loan. In accordance with the Bank of America Credit Agreement, margins (i.e. the interest rate spread above LIBOR) increased by 25 basis points in the fourth quarter of 2004 and an additional 25 basis points in the first quarter of 2005 based on our leverage ratio (as defined in the Bank of America Credit Agreement) as of September 30, 2004 and December 31, 2004, respectively. Margins increased another 50 basis points upon the effective date of the Third Amendment (see below). Additionally, margins on the Term Loan will drop 25 basis points if the balance of the Term Loan is reduced below $10.0 million

      Given our history of operating losses, along with guidance provided by the accounting literature covering accounting for income taxes, we are unable to conclude it is more likely than not that we will be able to generate future taxable income sufficient to realize the benefits of domestic deferred tax assets and deferred tax assets of unprofitable foreign subsidiaries. Therefore, except for our profitable foreign subsidiaries, a full valuation allowance on the net deferred tax asset position was recorded at June 30, 2005 and December 31, 2004, and we do not expect to record the benefit of any deferred tax assets that may be generated in 2005 from domestic and certain unprofitable foreign jurisdictions. We will continue to record current expense associated with foreign and state income taxes.

      In 2004, our financial performance benefited from favorable currency translation as the British Pound Sterling and the Canadian dollar strengthened throughout the year against the U.S. dollar. In the first half of 2005, the Canadian dollar appears to have stabilized against the U.S. dollar and the British Pound Sterling has somewhat weakened against the U.S. dollar in the same period. While we cannot predict the ultimate direction of exchange rates, we do not expect to see the same favorable impact on our financial performance in 2005.

      We expect our current working capital levels to remain constant except for seasonal inventory builds during the third quarter of 2005, offset by increased receivable collections in the fourth quarter of 2005 (both primarily in the Electrical Products Group). Inventory carrying values may be impacted by higher material costs. Cash flow will be used in 2005 for additional costs related to the consolidation of the Abrasives facilities (which is expected to be substantially completed in the third quarter) as well as the settlement of previously established restructuring accruals. The majority of these accruals relate to non-cancelable lease obligations for abandoned facilities. These accruals do not create incremental cash obligations in that we are obligated to make the associated payments whether we occupy the facilities or not. The amount we will ultimately pay out under these accruals is dependent on our ability to successfully sublet all or a portion of the abandoned facilities.

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

CRITICAL ACCOUNTING POLICIES

      We disclosed details regarding certain of our critical accounting policies in the Management's Discussion and Analysis section of our 2004 Annual Report on Form 10-K (Part II, Item 7). There have been no changes to policies as of June 30, 2005.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate

      Risk Our exposure to market risk associated with changes in interest rates relates primarily to our debt obligations. We currently do not use derivative financial instruments relating to this exposure. Our interest obligations on outstanding debt at June 30, 2005 were indexed from short-term LIBOR. As a result of the current rising interest rate environment and the increase in the interest rate margins on our borrowings as a result of the Third Amendment to the Bank of America Credit Agreement, our exposures to interest rate risks could be material to our financial position or results of operations.

Foreign Exchange

      Risk We are exposed to fluctuations in the Euro, British pound, Canadian dollar and Chinese Yuan Renminbi. Some of our subsidiaries make significant U.S. dollar purchases from Asian suppliers, particularly in China. An adverse change in foreign currency exchange rates of Asian countries could result in an increase in the cost of purchases. We do not currently hedge foreign currency transaction or translation exposures. In July, the Chinese Central Bank revalued the Yuan Renminbi, breaking the link to the U.S. Dollar. We are currently unable to determine the long-term effects of China's revaluation on the foreign currency exchange rate with the U.S.

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

      Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, Katy carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (pursuant to Rule 13a-15(e) under the Securities
Exchange Act of 1934, as amended) as of the end of the period of our report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and primary financial officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Change in Internal Controls

      There have been no changes in Katy's internal control over financial reporting during the quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect Katy's internal control over financial reporting.

                           PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

      During the quarter for which this report is filed, there have been no material developments in previously reported legal proceedings, and no other cases or legal proceedings, other than ordinary routine litigation incidental to the Company's business and other nonmaterial proceedings were brought against the company.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

      On April 20, 2003, the Company announced a plan to spend up to $5.0 million to repurchase shares of its common stock. In 2004, 12,000 shares of common stock were repurchased on the open market for approximately $75 thousand under this plan, while in 2003, 482,800 shares of its common stock were repurchased on the open market for approximately $2.6 million. The Company suspended further purchases under the plan on May 10, 2004.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The Annual Meeting of Stockholders of Katy Industries, Inc. was held at Katy Industries' Corporate Headquarters, 765 Straits Turnpike, Suite 2000, Middlebury, Connecticut, at 10:00 AM, on May 26, 2005. Stockholders voted on three proposals, summarized below with the accompanying number of votes in favor, opposed, or abstained.

PROPOSAL No. 1: Election of Directors

CLASS II DIRECTORS:
Name                           Votes For            Votes Withheld
----                           ---------            --------------
Christopher W. Anderson        6,722,877            783,808
William F. Andrews             6,718,604            788,081
Samuel P. Frieder              6,723,077            783,608
James A. Kohlberg              6,732,881            773,804
Christopher Lacovara           6,723,077            783,608

The required vote for directors was the affirmative vote of a plurality of the votes cast at the annual meeting. As a result of the vote, each of the five nominees for Class II directors was elected. The specified term of the Company's Class I directors, Robert M. Baratta, Daniel B. Carroll, Wallace E. Carroll, Jr., and Anthony T. Castor III, is through the Company's 2006 Annual Meeting.

PROPOSAL No. 2: To ratify the selection of PricewaterhouseCoopers LLP as the independent public accountants of Katy for the fiscal year ended December 31, 2005.

Votes For                      Votes Against        Votes Abstained
---------                      -------------        ---------------
7,485,116                      9,269                12,300

The required vote to ratify the appointment of PricewaterhouseCoopers LLP was the majority of Katy's outstanding common stock present, in person or by proxy, at the annual meeting. As a result of the vote, the selection of PricewaterhouseCoopers LLP was ratified.

PROPOSAL No. 3: To consider and vote upon a stockholder proposal regarding Katy's Stockholder Rights Agreement:

Votes For                      Votes Against        Votes Abstained
---------                      -------------        ---------------
2,728,694                      3,385,058            9,392

The required vote for the approval of the stockholder proposal was the majority of Katy's outstanding common stock present, in person or by proxy, at the annual meeting. There were present in person or by proxy at the annual meeting

7,506,685 shares of common stock, a majority of which was 3,753,343 shares. As a result of the vote, the stockholder proposal was not approved.

Item 5. OTHER INFORMATION

Entry into Material Definitive Agreement

      We incorporate by reference the disclosure contained in Item 5.02 of our Current Report on Form 8-K filed with the SEC on May 31, 2005 and Item 5.02 of our Current Report on Form 8-K/A filed with the SEC on August 15, 2005, whereby we disclosed that effective June 1, 2005, we entered into an employment agreement with Anthony T. Castor, III to serve as our President and Chief Executive Officer, which provides for a base salary of $525,000 with a target incentive bonus of 70% of his base salary. For 2005 only, one half of Mr. Castor's target incentive bonus will be guaranteed. On July 15, 2005, pursuant to his employment agreement, Mr. Castor was also granted 750,000 options to purchase shares of our common stock with an exercise price of $2.75 per share, which vest in three annual installments on the anniversary of the effective date of his employment agreement and have a term of 10 years. Mr. Castor will be entitled to additional options to purchase common stock equal to 5% of new common shares issued in connection with a conversion of our 15% convertible preferred stock to common stock by the holder. These additional options will have an exercise price equal to the current market price of the common stock price at the time the 15% convertible preferred stock is converted by the holder. In addition, Mr. Castor is entitled to be covered by a company-matched non-qualified savings plan.

      On August 8, 2005, the Board of Directors approved the Katy Industries, Inc. 2005 Chief Executive Officer's Plan in order to provide the grant of 750,000 options to Mr. Castor.

Item 6. EXHIBITS

      10.1 Agreement effective as of June 1, 2005 between Anthony T. Castor III and the Company, filed herewith.

      10.2 Fourth Amendment to Amended and Restated Loan Agreement dated as of June 8, 2005 with Fleet Capital Corporation, filed herewith.

      10.3 Fifth Amendment to Amended and Restated Loan Agreement dated as of August 4, 2005 with Fleet Capital Corporation, filed herewith.

      10.4 Katy Industries, Inc. 2005 Chief Executive Officer's Plan, filed herewith.

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

                              KATY INDUSTRIES, INC.
                                   Registrant


DATE: August 15, 2005               By  /s/ Anthony T. Castor III
                                        -------------------------
                                        Anthony T. Castor III
                                        President and Chief Executive Officer


                                    By  /s/ Amir Rosenthal
                                        ------------------
                                        Amir Rosenthal
                                        Vice President, Chief Financial Officer,
                                        General Counsel and Secretary