Form 10-Q
period 2005-09-30
KATY INDUSTRIES INC
filed 2005-11-17
CIK 54681

THIS DOCUMENT IS A COPY OF THE FORM 10-Q FILED ON NOVEMBER 15, 2005 PURSUANT TO A RULE 201 TEMPORARY HARDSHIP EXEMPTION

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly period ended: September 30, 2005

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

Yes ☒	No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class	Outstanding at November 15, 2005
Common Stock, $1 Par Value	7,951,377

KATY INDUSTRIES, INC.
FORM 10-Q
September 30, 2005

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

KATY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands)
(Unaudited)

ASSETS

	September 30,	December 31,
	2005	2004
CURRENT ASSETS:

Cash and cash equivalents	$8,627	$8,525
Accounts receivable, net	76,084	66,689
Inventories, net	60,536	65,674
Other current assets	4,534	4,233

Total current assets	149,781	145,121

OTHER ASSETS:

Goodwill	2,239	2,239
Intangibles, net	7,814	7,428
Other	9,036	9,946

Total other assets	19,089	19,613

PROPERTY AND EQUIPMENT
Land and improvements	1,766	1,897
Buildings and improvements	14,353	13,537
Machinery and equipment	138,056	132,825

	154,175	148,259
Less - Accumulated depreciation	(97,009)	(88,529)

Property and equipment, net	57,166	59,730

Total assets	$226,036	$224,464

See Notes to Condensed Consolidated Financial Statements.

KATY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except Share Data)
(Unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	September 30,	December 31,
	2005	2004
CURRENT LIABILITIES:

Accounts payable	$51,284	$39,079
Accrued compensation	4,438	5,269
Accrued expenses	41,441	39,939
Current maturities of long-term debt	3,472	2,857
Revolving credit agreement	41,085	40,166

Total current liabilities	141,720	127,310

LONG-TERM DEBT, less current maturities	13,571	15,714

OTHER LIABILITIES	10,772	12,855

Total liabilities	166,063	155,879

COMMITMENTS AND CONTINGENCIES (Note 9)	-	-

STOCKHOLDERS’ EQUITY
15% Convertible Preferred Stock, $100 par value, authorized
1,200,000 shares, issued and outstanding 1,131,551 shares,
liquidation value $113,155	108,256	108,256
Common stock, $1 par value, authorized 35,000,000 shares,
issued 9,822,204 shares	9,822	9,822
Additional paid-in capital	27,016	25,111
Accumulated other comprehensive income	3,338	4,564
Accumulated deficit	(66,619)	(57,258)
Treasury stock, at cost, 1,870,827 and 1,876,827 shares, respectively	(21,840)	(21,910)

Total stockholders' equity	59,973	68,585

Total liabilities and stockholders' equity	$226,036	$224,464

See Notes to Condensed Consolidated Financial Statements.

KATY INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
(Thousands of Dollars, Except Share and Per Share Data)
(Unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004

Net sales	$140,557	$135,426	$334,280	$335,843
Cost of goods sold	122,896	117,569	295,310	288,095
Gross profit	17,661	17,857	38,970	47,748
Selling, general and administrative expenses	13,861	14,846	40,100	43,834
Stock option expense	-	-	1,953	-
Severance, restructuring and related charges	662	167	1,975	1,956
(Gain) loss on sale of assets	(187)	3	(353)	(546)
Operating income (loss)	3,325	2,841	(4,705)	2,504
Interest expense	(1,487)	(1,017)	(4,143)	(2,814)
Other, net	219	(30)	209	(261)

Income (loss) before provision for income taxes	2,057	1,794	(8,639)	(571)

Provision for income taxes	724	918	722	1,617

Net income (loss)	1,333	876	(9,361)	(2,188)

Payment-in-kind dividends on convertible preferred stock	-	(3,822)	-	(10,746)

Net income (loss) attributable to common stockholders	$1,333	$(2,946)	$(9,361)	$(12,934)

Income (loss) per share of common stock - Basic:
Net income (loss)	$0.17	$0.11	$(1.18)	$(0.28)
Payment-in-kind dividends on convertible preferred stock	-	(0.48)	-	(1.36)
Net income (loss) attributable to common stockholders	$0.17	$(0.37)	$(1.18)	$(1.64)

Income (loss) per share of common stock - Diluted:
Net income (loss)	$0.05	$0.11	$(1.18)	$(0.28)
Payment-in-kind dividends on convertible preferred stock	-	(0.48)	-	(1.36)
Net income (loss) attributable to common stockholders	$0.05	$(0.37)	$(1.18)	$(1.64)

Weighted average common shares outstanding (thousands):
Basic	7,951	7,870	7,948	7,875
Diluted	26,880	7,870	7,948	7,875

See Notes to Condensed Consolidated Financial Statements.

 KATY INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
(Thousands of Dollars)
(Unaudited)

	2005	2004
Cash flows from operating activities:
Net loss	$(9,361)	$(2,188)
Depreciation and amortization	8,606	11,102
Amortization of debt issuance costs	844	804
Stock option expense	1,953	-
Gain on sale of assets	(353)	(546)
	1,689	9,172
Changes in operating assets and liabilities:
Accounts receivable	(9,596)	(10,637)
Inventories	5,019	(19,072)
Other assets	(471)	(1,136)
Accounts payable	12,456	5,546
Accrued expenses	677	(125)
Other, net	(2,090)	(2,404)
	5,995	(27,828)

Net cash provided by (used in) operating activities	7,684	(18,656)

Cash flows from investing activities:
Capital expenditures	(5,785)	(10,838)
Acquisition of business, net of cash acquired	(1,658)	-
Collections of note receivable from sale of subsidiary	106	14
Proceeds from sale of assets	931	5,545
Net cash used in investing activities	(6,406)	(5,279)

Cash flows from financing activities:
Net borrowings on revolving loans	1,045	12,536
Proceeds of term loans	-	18,152
Repayments of term loans	(2,143)	(3,244)
Direct costs associated with debt facilities	(244)	(1,439)
Repurchases of common stock	-	(75)
Net cash (used in) provided by financing activities	(1,342)	25,930
Effect of exchange rate changes on cash and cash equivalents	166	(117)
Net increase in cash and cash equivalents	102	1,878
Cash and cash equivalents, beginning of period	8,525	6,748
Cash and cash equivalents, end of period	$8,627	$8,626

See Notes to Condensed Consolidated Financial Statements

KATY INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005

(1) Significant Accounting Policies

Consolidation Policy and Basis of Presentation
The condensed consolidated financial statements include the accounts of Katy Industries, Inc. and subsidiaries in which it has a greater than 50% interest, collectively “Katy” or the Company. All significant intercompany accounts, profits and transactions have been eliminated in consolidation. Investments in affiliates that are not majority owned and where the Company exercises significant influence are reported using the equity method. The condensed consolidated financial statements at September 30, 2005 and December 31, 2004 and for the three and nine month periods ended September 30, 2005 and 2004 are unaudited and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial condition and results of operations of the Company. Interim results may not be indicative of results to be realized for the entire year. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

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

Inventories
The components of inventories are as follows (amounts in thousands):

	September 30,	December 31,
	2005	2004

Raw materials	$21,045	$23,220
Work in process	1,766	1,826
Finished goods	42,640	45,299
Inventory reserves	(4,915)	(4,671)
	$60,536	$65,674

At September 30, 2005 and December 31, 2004, approximately 34% and 39%, respectively, of Katy’s inventories were accounted for using the last-in, first-out (“LIFO”) method of costing, while the remaining inventories were accounted for using the first-in, first-out (“FIFO”) method. Current cost, as determined using the FIFO method, exceeded LIFO cost by $4.5 million and $4.7 million at September 30, 2005 and December 31, 2004, respectively.

Property, Plant and Equipment
Property and equipment are stated at cost and depreciated over their estimated useful lives: buildings (10-40 years) generally using the straight-line method; machinery and equipment (3-20 years) using straight-line or composite methods; tooling (5 years) using the straight-line method; and leasehold improvements using the straight-line method over the remaining lease period or useful life, if shorter. Costs for repair and maintenance of machinery and equipment are expensed as incurred, unless the result significantly increases the useful life or functionality of the asset, in which case capitalization is considered. Depreciation expense from continuing operations was $2.6 million and $3.0 million and $8.1 million and $9.8 million for the three and nine month periods ended September 30, 2005 and 2004, respectively.

Katy adopted Statement of Financial Accounting Standards (“SFAS”) No. 143, Accounting for Asset Retirement Obligations, on January 1, 2003. SFAS No. 143 requires that an asset retirement obligation associated with the retirement of a tangible long-lived asset be recognized as a liability in the period in which it is incurred or becomes determinable, with an associated increase in the carrying amount of the related long-term asset. The cost of the tangible asset, including the initially recognized asset retirement cost, is depreciated over the useful life of the asset. In accordance with SFAS No. 143, the Company has recorded as of September 30, 2005 an asset of $0.8 million and related liability of $1.1 million for retirement obligations associated with returning certain leased properties to the respective lessors upon the termination of the lease arrangements. A summary of the changes in asset retirement obligation since December 31, 2004 is included in the table below (amounts in thousands):

SFAS No. 143 Obligation at December 31, 2004	$1,237
Additions	330
Accretion expense	36
Changes in estimates, including timing	32
Payments	(580)
SFAS No. 143 Obligation at September 30, 2005	$1,055

Stock Options and Other Stock Awards
The Company follows the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, regarding accounting for stock options and other stock awards. APB Opinion No. 25 dictates a measurement date concept in the determination of compensation expense related to stock awards including stock options, restricted stock, and stock appreciation rights. The Company’s outstanding stock options historically have had established measurement dates and therefore, fixed plan accounting was applied, generally resulting in no compensation expense for these stock option awards. In March 2004, the Company’s Board of Directors approved the vesting of all previously outstanding and unvested stock options. The Company did not recognize any compensation expense upon this vesting of options because, based on the information available at that time, the Company did not have an expectation that the holders of the previously unvested options would terminate their employment with the Company prior to the original vesting period. In the second quarter of 2005, the Company's former President and Chief Executive Officer retired from the Company. Upon this event, the Company recognized $2.0 million of compensation expense related to his 1,050,000 options using the intrinsic method of accounting under APB 25, because he would not have otherwise vested in these options but for the March 2004 accelerated vesting. Upon his retirement, our former President and Chief Executive Officer immediately forfeited 750,000 options while 300,000 options remain unexercised. 150,000 options and zero options were granted during the three months ended September 30, 2005 and 2004, respectively, while 906,000 options and 6,000 options were granted during the nine months ended September 30, 2005 and 2004, respectively.

The Company has also issued stock appreciation rights and restricted stock awards which are accounted for as variable stock compensation awards and compensation expense or income has been recorded for these awards. Compensation expense recorded relative to stock awards was $22.1 thousand and $9.0 thousand for the nine month periods ended September 30, 2005 and 2004, respectively. No compensation expense was recorded relative to stock awards for the three months ended September 30, 2005 and 2004, respectively. Compensation income (expense) recorded associated with the vesting of stock appreciation rights was $0.1 million and ($0.1) million for the three month periods ended September 30, 2005 and 2004, respectively. Compensation income recorded associated with the vesting of stock appreciation rights was $0.9 million and $0.1 million for the nine month periods ended September 30, 2005 and 2004, respectively. No compensation expense was recorded relative to restricted stock awards during the three and nine months ended September 30, 2005 and 2004, respectively. Compensation expense or income for stock awards and stock appreciation rights is recorded in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

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

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
Net income (loss) attributable to common stockholders,	$1,333	$(2,946)	$(9,361)	$(12,934)
as reported
Add: Stock-based employee compensation expense
included in reported net income (loss), with no related
tax effects	-	-	1,953	-
Deduct: Total stock-based employee
compensation expense determined under fair
value based method for all awards, with no
related tax effects	(120)	-	(134)	(1,855)

Pro forma net income (loss)	$1,213	$(2,946)	$(7,542)	$(14,789)

Income (loss) per share - Basic:
As reported	$0.17	$(0.37)	$(1.18)	$(1.64)
Pro forma	$0.15	$(0.37)	$(0.95)	$(1.88)

Income (loss) per share - Diluted:
As reported	$0.05	$(0.37)	$(1.18)	$(1.64)
Pro forma	$0.05	$(0.37)	$(0.95)	$(1.88)

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), which is a revision of SFAS No. 123. SFAS 123R supersedes APB Opinion No. 25, and amends FASB Statement No. 95, Statement of Cash Flows. The approach to quantifying stock-based compensation expense in SFAS 123R is similar to SFAS No. 123. However, the revised statement requires all share-based payments to employees, including grants of employee stock options, to be recognized as an expense in the Consolidated Statements of Operations based on their fair values as they are earned by the employees under the vesting terms. Pro forma disclosure of stock-based compensation expense, as is the Company's practice under SFAS No. 123, will not be permitted after 2005, since SFAS 123R must be adopted no later than the first interim or annual period beginning after December 15, 2005. The Company expects to follow the "modified prospective" method of adoption of SFAS 123R in the first quarter of 2006, whereby earnings for prior periods will not be restated as though stock based compensation had been expensed. Although the Company has not yet fully evaluated the effect of SFAS 123R on its results of operations, the Company believes that the impact on the Consolidated Statements of Operations will be similar to the pro forma impact shown above for the quarter ended September 30, 2005.

Derivative Financial Instruments

Effective August 17, 2005, the Company entered into an interest rate swap agreement designed to limit exposure to increasing interest rates on its floating rate indebtedness. The differential to be paid or received is recognized as an adjustment of interest expense related to the debt upon settlement. In connection with the Company’s adoption of Statement of Financial Accounting Standards No. 133 (“FAS 133”), Accounting for Derivative Financial Instruments and Hedging Activities, the Company is required to recognize all derivatives on its balance sheet at fair value. As the derivative instrument held by the Company is classified as a hedge under FAS 133, changes in the fair value of the derivative will be offset against the change in fair value of the hedged liability through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. Hedge ineffectiveness associated with the swap will be reported by the Company in interest expense.

The Company accounts for its interest rate swap in accordance with FAS 133. The agreement has an effective date of August 17, 2005 and a termination date of August 17, 2007 with a notional amount of $25.0 million in the first year declining to $15.0 million in the second year. The Company is hedging its variable LIBOR-based interest rate for a fixed interest rate of 4.49% for the term of the swap agreement to protect the Company from potential interest rate increases. The Company has designated its benchmark variable LIBOR-based interest rate on a portion of the Bank of America Credit Agreement as a hedged item under a cash flow hedge. In accordance with FAS 133, the Company recorded a liability of less than $0.1 million on its balance sheet at September 30, 2005, with changes in fair market value included in other comprehensive income.

The Company reported insignificant losses for the three and nine months ended September 30, 2005, as a result of hedge ineffectiveness. Future changes in this swap arrangement, including termination of the agreement, may result in a reclassification of any gain or loss reported in other comprehensive income into earnings as an adjustment to interest expense.

Details regarding the swap as of September 30, 2005 are as follows (amounts in thousands):

Notional Amount	Maturity	Rate Paid	Rate Received	Fair Value (2)
$25,000	August 17, 2007	4.49%	LIBOR (1)	$ (40)

            (1) LIBOR rate is determined on the 23rd of each month and continues up to and including the maturity date.
            (2) The fair value is the mark-to-market value.

Earnings Per Share
The condensed consolidated financial statements include basic and diluted earnings per share. Diluted per share information is calculated by also considering the impact of potential common stock on the weighted average shares outstanding. Potential common stock consists of (a) stock options “in the money” based on the average stock price for the respective period and (b) convertible preferred shares accounted for using the “if converted” basis, which assumes their conversion to common stock at a ratio of 16.6:1.

The following table sets forth the computation of diluted earnings per share for the three months ended September 30, 2005 (amounts in thousands):

	For the three months ended
	September 30, 2005
Basic EPS	Income	Shares	Per-share amount

Net income attributable to
common stockholders	$1,333	7,951	$0.17

Effect of Dilutive Securities [a]

Stock options		70

Convertible preferred stock		18,859

Diluted EPS	$1,333	26,880	$0.05

[a] For the nine months ended September 30, 2005 and 2004, respectively, and the three months ended September 30, 2004, the stock options and convertible preferred stock were not reflected, as their effect on earnings (loss) per share for the periods were anti-dilutive.

Reclassifications
Certain amounts from prior periods have been reclassified to conform to the current period presentation.

(2) New Accounting Pronouncements

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) became law in the U.S. The Act introduces a prescription drug benefit under Medicare, as well as a federal subsidy to sponsors of retiree health care benefit plans that provide retiree benefits in certain circumstances. FASB Staff Position (FSP) 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“FSP 106-2”), issued in May 2004, requires measures of the accumulated postretirement benefit obligation (“APBO”) and net periodic postretirement benefit cost (“NPPBC”) to reflect the effects of the Act. FSP 106-2 became effective for the Company in the third quarter of fiscal 2004; however Katy had chosen to defer adoption until its next measurement date, subject to the final provisions of the Act. While the Company expects that it may be entitled to the federal subsidy for certain of its plans, the effect of the Act on the Company’s accumulated postretirement benefit obligations is not material. While the Company may be entitled to the federal subsidy for certain of its plans, we have determined that the administrative costs of obtaining the subsidy meet or exceed any potential subsidy benefit.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4 (SFAS 151). SFAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and spoilage. In addition, SFAS 151 requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company expects that the adoption of SFAS 151 will not have a material impact on its results of operations and financial position.

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

In December 2004, the FASB issued FSP No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004. The Company has completed its review of the Repatriation Provision and has concluded that it will not benefit from the Act due to the Company's current tax position. As a result, the Repatriation Provision has not had any impact on income tax expense during fiscal 2004 and through the nine months ended September 30, 2005.

(3) Intangible Assets

The following table sets forth information regarding Katy’s intangible assets (amounts in thousands):

	September 30,			December 31,
	2005			2004
	Gross	Accumulated	Net Carrying	Gross	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Patents	$1,380	$(800)	$580	$1,114	$(727)	$387
Customer lists	10,647	(7,795)	2,852	10,666	(7,619)	3,047
Tradenames	5,508	(1,794)	3,714	5,531	(1,537)	3,994
Other	679	(11)	668	-	-	-
Total	$18,214	$(10,400)	$7,814	$17,311	$(9,883)	$7,428

All of Katy’s intangible assets are definite long-lived intangibles. Katy recorded amortization expense on intangible assets of $0.2 million and $0.4 million for the three-month periods ended September 30, 2005 and 2004, respectively, and $0.5 million and $1.3 million for the nine-month periods ended September 30, 2005 and 2004, respectively. Estimated aggregate future amortization expense related to intangible assets is as follows (amounts in thousands):

2005     $331
2006   756
2007   752
2008   746
2009   732
2010   714

(4) Acquisition

During the third quarter of 2005, the Company’s Continental Commercial Products LLC subsidiary (“CCP”) acquired substantially all of the assets and assumed certain liabilities of Washington International Non-Wovens, LLC (“WIN”), based in Washington, GA. The purchase price was approximately $2.1 million and was allocated to the acquired net tangible assets and intangible lease asset at their estimated fair values. The WIN acquisition is not material for purposes of presenting pro forma financial information. This acquired business is part of the Abrasives business unit in the Maintenance Products Group.

(5)  Savannah Energy Systems Company Partnership

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

The partnership, with Montenay's leadership, assumed SESCO's position in various contracts relating to the facility's operation. Under the partnership agreement, SESCO contributed its assets and liabilities (except for its liability under the loan agreement with the Resource Recovery Development Authority (the “Authority”) of the City of Savannah and the related receivable under the service agreement with the Authority) to the partnership. While SESCO has a 99% interest as a limited partner, Montenay has the day to day responsibility for administration, operations, financing and other matters of the partnership, and accordingly, the partnership will not be consolidated. Katy agreed to pay Montenay $6.6 million over the span of seven years under a note payable as part of the partnership and related agreements. Certain amounts may be due to SESCO upon expiration of the service agreement in 2008; also, Montenay may purchase SESCO's interest in the partnership at that time. Katy has not recorded any amounts receivable or other assets relating to amounts that may be received at the time the service agreement expires, given their uncertainty. The Company does not consolidate the partnership and, as such, there is no income statement activity related to the day-to-day operation of the partnership.

The Company made a payment of $1.1 million in June 2005 on the remaining portion of the $6.6 million note. The table below schedules the remaining payments as of September 30, 2005, which are reflected in accrued expenses and other liabilities in the Condensed Consolidated Balance Sheet (amounts in thousands):

2006	$1,100
2007	1,100
2008	550
$2,750

    In the first quarter of 2002, the Company recognized a charge of $6.0 million consisting of 1) the discounted value of the $6.6 million note, 2) the carrying value of certain assets contributed to the partnership, consisting primarily of machinery spare parts, and 3) costs to close the transaction. It should be noted that all of SESCO's long-lived assets were reduced to a zero value during the year ended December 31, 2001, so no additional impairment was required. The Company expects that in the future, the only income statement activity associated with the partnership is the accretion of the discounted note payable, and Katy's Condensed Consolidated Balance Sheet will carry the liability mentioned above.

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

Management has determined that SESCO has a legally enforceable right to offset amounts it owes to the Authority under the loan agreement against amounts that are owed from the Authority under the service agreement. At September 30, 2005, this amount was $23.7 million. Accordingly, the amounts owed to and due from SESCO have been netted for financial reporting purposes and are not shown on the Condensed Consolidated Balance Sheets.

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

Following are scheduled principal repayments on the loan agreement (and the Industrial Revenue Bonds) as of September 30, 2005 (amounts in thousands):

2005	$8,370
2006	15,300
Total	$23,670

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

Under the Bank of America Credit Agreement, the Term Loan has a final maturity date of April 20, 2009 with quarterly payments of $0.7 million. The Term Loan is collateralized by the Company’s property and equipment. The Revolving Credit Facility also has an expiration date of April 20, 2009 and its borrowing base is determined by eligible inventory and accounts receivable. Letters of credit, which reduce the unused borrowing availability under the Revolving Credit Facility, were $9.6 million at September 30, 2005.  Unused borrowing availability on the Revolving Credit Facility, after considering letters of credit, was $35.5 million at September 30, 2005. All extensions of credit under the Bank of America Credit Agreement are collateralized by a first priority security interest in and lien upon the capital stock of each material domestic subsidiary (65% of the capital stock of each material foreign subsidiary), and all present and future assets and properties of Katy. The Bank of America Credit Agreement contains various financial and operating covenants, which among other things, require the Company to maintain a fixed charge coverage ratio and certain other financial ratios (see discussion below). It also includes customary restrictions and default provisions.

From September 30, 2004, interest rate margins (i.e. the interest rate spread above LIBOR) on our Bank of America Credit Agreement borrowings have risen from 175 basis points over applicable LIBOR rates for Revolving Credit Facility borrowings and 200 basis points over LIBOR for borrowings under the Term Loan to 275 and 300 basis points, respectively. Current margins reflect the highest spread under the Bank of America Credit Agreement, as specified by the Third Amendment (see below). Additionally, margins on the Term Loan will drop 25 basis points if the balance of the Term Loan is reduced below $10.0 million.

Effective August 17, 2005, the Company entered into a two-year interest rate swap on a notional amount of $25.0 million in the first year and $15.0 million in the second year. The purpose of the swap was to limit the Company’s exposure to interest rate increases on a portion of the Revolving Credit Facility over the two-year term of the swap. The fixed interest rate under the swap at September 30, 2005 and over the life of the agreement is 4.49%. (See Note 1 for further information regarding this transaction).

        Long-term debt consists of the following (amounts in thousands):

	September 30,	December 31,
	2005	2004

Term loan payable under the Bank of America Credit Agreement, interest
based on LIBOR and Prime Rates (6.875% - 8%), due through 2009	$16,428	$18,571
Revolving loans payable under the Bank of America Credit Agreement,
interest based on LIBOR and Prime Rates (6.5% - 7.75%)	41,085	40,166
Other	615	-
Total debt	58,128	58,737
Less revolving loans, classified as current (see below)	(41,085)	(40,166)
Less current maturities	(3,472)	(2,857)
Long-term debt	$13,571	$15,714

        Aggregate remaining scheduled maturities of the Term Loan as of September 30, 2005 are as follows (amounts in thousands):

2005	$714
2006	2,857
2007	2,857
2008	2,857
2009	7,143

The Revolving Credit Facility under the Bank of America Credit Agreement requires lockbox agreements which provide for all receipts to be swept daily to reduce borrowings outstanding. These agreements, combined with the existence of a material adverse effect (“MAE”) clause in the Bank of America Credit Agreement, cause the Revolving Credit Facility to be classified as a current liability per guidance in Emerging Issues Task Force Issue No. 95--22, Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement. The Company does not expect to repay, or be required to repay, within one year, the balance of the Revolving Credit Facility classified as a current liability. The MAE clause, which is a typical requirement in commercial credit agreements, allows the lenders to require the loan to become due if they determine there has been a material adverse effect on the Company’s operations, business, properties, assets, liabilities, condition or prospects. The classification of the Revolving Credit Facility as a current liability was a result only of the combination of the lockbox agreements and the MAE clause. The Revolving Credit Facility does not expire or have a maturity date within one year, but rather has a final expiration date of April 20, 2009. The lender has not notified Katy of any indication of a MAE at September 30, 2005, and to management’s knowledge, the Company was not in violation of any provision of the Bank of America Credit Agreement, as amended, at September 30, 2005.

The Company determined that due to declining profitability in the fourth quarter of 2004, potentially lower profitability in the first half of 2005 and the timing of certain restructuring payments, it would not meet its Fixed Charge Coverage Ratio (as defined in the Bank of America Credit Agreement) and could potentially exceed its maximum Consolidated Leverage Ratio (also as defined in the Bank of America Credit Agreement) as of the end of the first, second and third quarters of 2005. In anticipation of not achieving the minimum Fixed Charge Coverage Ratio or exceeding the maximum Consolidated Leverage Ratio, the Company obtained an amendment to the Bank of America Credit Agreement (the “Second Amendment”). The Second Amendment applied only to the first three quarters of 2005 and the covenants would have returned to their original levels for the fourth quarter of 2005. Specifically, the Second Amendment eliminated the Fixed Charge Coverage Ratio, increased the maximum Consolidated Leverage Ratio, established a Minimum Consolidated EBITDA (on a latest twelve months basis) for each of the periods and also established a Minimum Availability (the eligible collateral base less outstanding borrowings and letters of credit) on each day within the nine-month period.

Subsequent to the Second Amendment’s effective date, the Company determined that it would likely not meet its amended financial covenants. On April 13, 2005, the Company obtained a further amendment to the Bank of America Credit Agreement (the “Third Amendment”). The Third Amendment eliminates the maximum Consolidated Leverage Ratio and the Minimum Consolidated EBITDA as established by the Second Amendment and adjusts the Minimum Availability such that our eligible collateral must exceed the sum of the Company’s outstanding borrowings and letters of credit under the Revolving Credit Facility by at least $5 million from the effective date of the Third Amendment through September 29, 2005 and by at least $7.5 million from September 30, 2005 until the date the Company delivers its financial statements for the first quarter of 2006 to its lenders. Subsequent to the delivery of the financial statements for the first quarter of 2006 the Third Amendment reestablishes the minimum Fixed Charge Coverage Ratio as originally set forth in the Bank of America Credit Agreement. The Third Amendment also reduces the maximum allowable capital expenditures for 2005 from $15 million to $10 million, and increases the interest rate margins on all of the Company’s outstanding borrowings and letters of credit to the largest margins set forth in the Bank of America Credit Agreement. Effective April 13, 2005, interest accrues on the Revolving Credit Facility and Term Loan borrowings at 275 and 300 basis points over LIBOR, respectively. Interest rate margins will return to levels set forth in the Bank of America Credit Agreement subsequent to the delivery of the Company’s financial statements for the first quarter of 2006 to its lenders.

As a result of the Third Amendment, the Company’s current debt covenants under the Bank of America Credit Agreement are as follows (see further discussion below):

Minimum Availability - At September 30, 2005, the Company was required to have a borrowing base (collateral) in excess of borrowings and outstanding letters of credit by at least $7.5 million. Pursuant to the Third Amendment, this covenant is in effect through the first quarter of 2006.

Fixed Charge Coverage Ratio - The Company is required to maintain a Fixed Charge Coverage Ratio (as defined in the Bank of America Credit Agreement) of 1.1:1. Pursuant to the Third Amendment, this covenant was suspended and will be reinstated following the first quarter of 2006.

Capital Expenditures - For the year ended December 31, 2005, the Company is not to exceed $10.0 million in capital expenditures. Subsequent to 2005, the Company is not to exceed $15.0 million during a single fiscal year.

Leverage Ratio - The Third Amendment to the Bank of America Credit Agreement eliminated the Leverage Ratio (as defined in the Bank of America Credit Agreement) as a financial covenant. Following the first quarter of 2006, the Leverage Ratio will be utilized to determine the interest rate margin over the applicable LIBOR rate.

The Company has recently indicated to the syndicate of banks in the Bank of America Credit Agreement, that it may be unable to attain the required Fixed Charge Coverage Ratio as of the end of the first quarter of 2006. If the Company is unable to comply with the terms of the Fixed Charge Coverage Ratio or any of the other amended covenants, it may be required to obtain further amendments and pursue increased liquidity through additional debt financing and/or the sale of assets. The Company believes that given its strong working capital base, additional liquidity could be obtained through additional debt financing, if necessary. However, there is no guarantee that such amendments or financing could be obtained. In addition, the Company is continually evaluating alternatives relating to the sale of excess assets and divestitures of certain of its business units. Asset sales and business divestitures present opportunities to provide additional liquidity by de-leveraging our financial position.

      All of the debt under the Bank of America Credit Agreement is re-priced to current rates at frequent intervals. Therefore, its fair value approximates its carrying value at September 30, 2005.

During the nine months ended September 30, 2005, the company incurred debt issuance costs of $0.2 million, primarily related to the Second Amendment to the Bank of America Credit Agreement.

Katy incurred additional debt issuance costs in 2004 associated with the Bank of America Credit Agreement. Additionally, at the time of the inception of the Bank of America Credit Agreement, Katy had approximately $4.0 million of unamortized debt issuance costs associated with the previous credit agreement. The remainder of the previously capitalized costs, along with the capitalized costs incurred in connection with the Bank of America Credit Agreement, will be amortized over the life of the Bank of America Credit Agreement through April 2009. Future quarterly amortization expense is expected to be approximately $0.3 million. During the nine months ended September 30, 2004, Katy incurred fees and expenses of $0.4 million (reported in Other, net on the Condensed Consolidated Statements of Operations) associated with a financing which the Company chose not to pursue.

(7) Retirement Benefit Plans

Several of the Company’s subsidiaries have pension plans covering substantially all of their employees. These plans are noncontributory, defined benefit pension plans. The benefits to be paid under these plans are generally based on employees’ retirement age and years of service. The companies’ funding policies, subject to the minimum funding requirement of employee benefit and tax laws, are to contribute such amounts as determined on an actuarial basis to provide the plans with assets sufficient to meet the benefit obligations. Plan assets consist primarily of fixed income investments, corporate equities and government securities. The Company also provides certain health care and life insurance benefits for some of its retired employees. The post-retirement health plans are unfunded. Katy uses an annual measurement date of December 31 for the majority of its pension and other postretirement benefit plans for all years presented. Information regarding the Company’s net periodic benefit cost for pension and other postretirement benefit plans for the three and nine months ended September 30, 2005 and 2004, is as follows (amounts in thousands):

	Pension Benefits
	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004

Components of net periodic benefit cost:
Service cost	$2	$1	$6	$3
Interest cost	23	33	70	97
Expected return on plan assets	(25)	(33)	(77)	(98)
Amortization of net gain	20	18	59	52
Net periodic benefit cost	$20	$19	$58	$54

	Other Benefits
	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004

Components of net periodic benefit cost:
Service cost	$-	$7	$-	$21
Interest cost	47	40	142	120
Amortization of prior service cost	15	15	45	45
Amortization of net gain	15	-	45	-
Net periodic benefit cost	$77	$62	$232	$186

There are no required contributions to the pension plans for 2005 and Katy did not make any contributions during the first three quarters of 2005.

(8) Income Taxes

As of September 30, 2005 and December 31, 2004, the Company had deferred tax assets, net of deferred tax liabilities, of approximately $61.3 million. Domestic net operating loss (NOL) carry forwards comprised $28.9 million of the deferred tax assets. Katy’s history of operating losses in many of its taxing jurisdictions provides significant negative evidence with respect to the Company’s ability to generate future taxable income, a requirement in order to recognize deferred tax assets on the Condensed Consolidated Balance Sheets. For this reason, the Company was unable to conclude at September 30, 2005 and December 31, 2004 that NOLs and other deferred tax assets in the United States and certain unprofitable foreign jurisdictions would be utilized in the future. As a result, valuation allowances for these entities were recorded as of such dates for the full amount of deferred tax assets, net of the amount of deferred tax liabilities.

The provision for income taxes for the three and nine months ended September 30, 2005 reflects a current expense for foreign and state income taxes. The provision for income taxes for the three and nine months ended September 30, 2004 reflects a foreign income tax provision offset by a current benefit for state income taxes. In both 2005 and 2004, tax benefits were not recorded in the U.S. (for federal and most state income taxes) and for certain foreign jurisdictions on pre-tax net losses. As a result of accumulated operating losses and inability to conclude that it will generate sufficient taxable income in the future in those jurisdictions, the Company has concluded that it was more likely than not that such benefits would not be realized.

(9) Commitments and Contingencies

General Environmental Claims
The Company and certain of its current and former direct and indirect corporate predecessors, subsidiaries and divisions are involved in remedial activities at certain present and former locations and have been identified by the United States Environmental Protection Agency (“EPA”), state environmental agencies and private parties as potentially responsible parties (“PRPs”) at a number of hazardous waste disposal sites under the Comprehensive Environmental Response, Compensation and Liability Act (“Superfund”) or equivalent state laws and, as such, may be liable for the cost of cleanup and other remedial activities at these sites. Responsibility for cleanup and other remedial activities at a Superfund site is typically shared among PRPs based on an allocation formula. Under the federal Superfund statute, parties could be held jointly and severally liable, thus subjecting them to potential individual liability for the entire cost of cleanup at the site. Based on its estimate of allocation of liability among PRPs, the probability that other PRPs, many of whom are large, solvent, public companies, will fully pay the costs apportioned to them, currently available information concerning the scope of contamination, estimated remediation costs, estimated legal fees and other factors, the Company has recorded and accrued for environmental liabilities in amounts that it deems reasonable and believes that any liability with respect to these matters in excess of the accruals will not be material. The ultimate costs will depend on a number of factors and the amount currently accrued represents management’s best current estimate of the total costs to be incurred. The Company expects this amount to be substantially paid over the next five to ten years.

W.J. Smith Wood Preserving Company (“W.J. Smith”)

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

In 1993, the EPA initiated a proceeding under Section 7003 of the Resource Conservation and Recovery Act (“RCRA”) against W.J. Smith and Katy. The proceeding sought certain actions at the site and at certain off-site areas, as well as development and implementation of additional cleanup activities to mitigate off-site releases. In December 1995, W.J. Smith, Katy and EPA agreed to resolve the proceeding through an Administrative Order on Consent under Section 7003 of RCRA. While the Company has completed the cleanup activities required by the Administrative Order on Consent under Section 7003 of RCRA, the Company still has further obligations with respect to this matter in the areas of groundwater and land treatment unit monitoring as well as ongoing site operation and maintenance costs.

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

B. Sterling Fluid Systems (USA) has tendered over 1,900 cases pending in Michigan, New Jersey, Illinois, Nevada, Mississippi, Wyoming, Louisiana, Georgia, Massachusetts and California to the Company for defense and indemnification. With respect to one case, Sterling has demanded that Katy indemnify it for a $200,000 settlement. Sterling bases its tender of the complaints on the provisions contained in a 1993 Purchase Agreement between the parties whereby Sterling purchased the LaBour Pump business and other assets from the Company. Sterling has not filed a lawsuit against Katy in connection with these matters.

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

C. LaBour Pump Company, a former subsidiary of the Company, has been named as a defendant in over 300 similar cases in New Jersey. These cases have also been tendered by Sterling. The Company has elected to defend these cases, many of which have been dismissed or settled for nominal sums.

While the ultimate liability of the Company related to the asbestos matters above cannot be determined at this time, the Company has recorded and accrued amounts that it deems reasonable for prospective liabilities with respect to this matter.

Non-Environmental Litigation - Banco del Atlantico, S.A.

Banco del Atlantico, S.A. v. Woods Industries, Inc., et al. Civil Action No. L-96-139 (U.S. District Court, Southern District of Indiana). In December 1996, Banco del Atlantico (“plaintiff”), a bank located in Mexico, filed a lawsuit in Texas against Woods Industries, Inc., a subsidiary of Katy, and against certain past and/or then present officers, directors and owners of Woods (collectively, “defendants”). The plaintiff alleges that it was defrauded into making loans to a Mexican corporation controlled by certain past officers and directors of Woods based upon fraudulent representations and purported guarantees. Based on these allegations, and others, the plaintiff originally asserted claims for alleged violations of the federal Racketeer Influenced and Corrupt Organizations Act (“RICO”); “money laundering” of the proceeds of the illegal enterprise; the Indiana RICO and Crime Victims Act; common law fraud and conspiracy; and fraudulent transfer. As discussed below, certain of the plaintiff’s claims were recently dismissed with prejudice by the Court. The plaintiff also seeks recovery upon certain alleged guarantees purportedly executed by Woods Wire Products, Inc., a predecessor company from which Woods purchased certain assets in 1993 (prior to Woods’s ownership by Katy, which began in December 1996). The primary legal theories under which the plaintiff seeks to hold Woods liable for its alleged damages are respondeat superior, conspiracy, successor liability, or a combination of the three.

The case was transferred from Texas to the Southern District of Indiana in 2003. In September 2004, the plaintiff and HSBC Mexico, S.A. (collectively, “plaintiffs”), who intervened in the litigation as an additional alleged owner of the claims against the defendants, filed a Second Amended Complaint. The defendants filed motions to dismiss the Second Amended Complaint on November 8, 2004. These motions sought dismissal of plaintiffs’ Second Amended Complaint on grounds of, among other things, failure to state a claim and forum non conveniens.

On August 11, 2005, the court granted significant aspects of Defendants’ motions to dismiss for failure to state a claim. Specifically, the Court dismissed with prejudice all of the federal and Indiana RICO claims asserted in the Second Amended Complaint against Woods. This ruling removes the treble damages exposure associated with the federal and Indiana RICO claims. Recently, the Court also denied the defendants’ renewed motion to dismiss for forum non conveniens. The sole claims now remaining against Woods are certain common law claims and claims under the Indiana Crime Victims Act. Discovery on the Plaintiffs’ claims is continuing, and fact discovery currently closes on April 11, 2006.

The plaintiffs seek damages in excess of $24 million, request that the Court void certain asset sales as purported “fraudulent transfers” (including the 1993 Woods Wire Products, Inc./Woods asset sale), and continue to claim that the Indiana Crime Victims Act entitles them to treble damages for some or all of their claims. Katy may have recourse against the former owners of Woods and others for, among other things, violations of covenants, representations and warranties under the purchase agreement through which Katy acquired Woods, and under state, federal and common law. Woods may also have indemnity claims against the former officers and directors. In addition, there is a dispute with the former owners of Woods regarding the final disposition of amounts withheld from the purchase price, which may be subject to further adjustment as a result of the claims by the plaintiff. The extent or limit of any such adjustment cannot be predicted at this time.

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

(10) Industry Segment Information

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

			Three Months Ended		Nine Months Ended
			September 30,		September 30,
			2005	2004	2005	2004
Maintenance Products Group
Net external sales			$64,013	$72,218	$189,355	$212,444
Operating (loss) income			591	74	(3,937)	$1,121
Operating (deficit) margin			0.9%	0.1%	(2.1%)	0.5%
Depreciation and amortization			2,466	2,975	7,592	9,976
Capital expenditures			2,731	4,834	5,534	10,332

Electrical Products Group
Net external sales			$76,544	$63,208	$144,925	$123,399
Operating income			6,100	6,329	10,163	10,879
Operating margin			8.0%	10.0%	7.0%	8.8%
Depreciation and amortization			245	364	948	948
Capital expenditures			100	300	251	504

Total
Net external sales	-	Operating segments	$140,557	$135,426	$334,280	$335,843
		Total	$140,557	$135,426	$334,280	$335,843

Operating income (loss)	-	Operating segments	$6,691	$6,403	$6,226	$12,000
	-	Unallocated corporate	(2,704)	(3,395)	(7,003)	(8,089)
	-	Stock option expense	-	-	(1,953)	-
	-	Severance, restructuring,
		and related charges	$(662)	(167)	(1,975)	(1,956)
	-	Gain on sale of real estate	-	-	-	549
		Total	$3,325	$2,841	$(4,705)	$2,504

Depreciation and amortization	-	Operating segments	$2,711	$3,339	$8,540	$10,924
	-	Unallocated corporate	26	54	66	178
		Total	$2,737	$3,393	$8,606	$11,102

Capital expenditures	-	Operating segments	$2,831	$5,134	$5,785	$10,836
	-	Unallocated corporate	-	-	-	2
		Total	$2,831	$5,134	$5,785	$10,838

			September 30,	December 31,
			2005	2004
Total assets	-	Maintenance Products Group	$136,950	$154,635
	-	Electrical Products Group	77,768	57,698
	-	Other [a]	1,617	1,624
		Unallocated corporate	9,701	10,507
		Total	$226,036	$224,464
[a] The amount shown as “Other” represents an equity investment in a shrimp harvesting and farming operation.

(11) Severance, Restructuring and Related Charges
The Company has initiated several cost reduction and facility consolidation initiatives since its recapitalization in mid-2001, resulting in severance, restructuring and related charges over the past four years. A summary of severance, restructuring and related charges (income) (by major initiative) for the three and nine months ended September 30, 2005 and 2004, respectively, is as follows (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Consolidation of abrasives facilities	$371	$170	$1,295	$833
Consolidation of St. Louis manufacturing/distribution facilities	150	(84)	198	(186)
Consolidation of administrative functions for CCP	-	55	21	227
Shutdown of Woods Canada manufacturing	131	3	112	1,045
Other	10	23	349	37
Total severance, restructuring and related costs	$662	$167	$1,975	$1,956

Consolidation of abrasives facilities - In 2002, the Company approved a plan to consolidate the manufacturing facilities of its abrasives business in order to implement a more competitive cost structure. It was anticipated that this activity would begin in early 2003 and be completed by the end of the second quarter of 2004. Due to numerous operational issues, including management turnover and a small fire at the Wrens, Georgia facility, the completion of this consolidation has been delayed. The Lawrence, Massachusetts facility was closed in the second quarter of 2005 and it is expected that the Pineville, North Carolina facility will be closed in 2006. Both operations will be consolidated into the recently expanded Wrens, Georgia facility. Expenses incurred in the nine months ended September 30, 2005 consist of costs for demolition and repair of the Lawrence facility and various other consolidation related costs ($0.6 million), severance associated with the Lawrence facility ($0.4 million), and idle facility costs ($0.3 million). Costs incurred in the nine months ended September 30, 2004 consisted of severance for terminations at the Lawrence facility ($0.4 million), the closure of the Pineville facility ($0.3 million) and expenses for the preparation of the Wrens facility ($0.1 million). With respect to the severance costs, the employees covered by these termination benefits were required to provide service beyond the minimum retention period. Accordingly, the liability for these termination costs initially was being recognized ratably from September 2003 until approximately June 2004 (the periods that the employees were required to provide service until the Lawrence and Pineville facilities were expected to be closed). As a result of the delay in the closing of these facilities, the liability for these employee termination costs was recognized ratably through the second quarter of 2005, the closing date of the Lawrence facility, and will be recognized through 2006, the expected closing date of the Pineville facility. Other than closure costs and severance for the Pineville facility, management does not anticipate any material costs beyond 2005.

		One-time	Contract
		Termination	Termination
	Total	Benefits [a]	Costs [b]	Other [c]
Restructuring liabilities at December 31, 2004	$983	$733	$250	$-
Additions	1,295	334	263	698
Payments	(1,821)	(860)	(263)	(698)
Restructuring liabilities at September 30, 2005	$457	$207	$250	$-

Consolidation of St. Louis manufacturing/distribution facilities - In 2002, the Company committed to a plan to consolidate the manufacturing and distribution of the four CCP facilities in the St. Louis area. Management believed that in order to implement a more competitive cost structure and combat competitive pricing pressure, the excess capacity at our four plastic molding facilities in this area would need to be eliminated. This plan was expected to be completed by the end of 2003; however charges have been incurred past 2003 due to changes in assumptions in non-cancelable lease accruals, including the buyout of the Warson Road lease and changes in sublet assumptions. In addition, further charges have been incurred for the movement of inventory and equipment. Charges in 2005 were for miscellaneous costs for the termination of the Warson Road facility lease and the movement of equipment from Hazelwood to Bridgeton ($0.1 million), and an adjustment to the non-cancelable lease accrual at the Hazelwood facility due to change in assumptions in usage ($0.1 million). In the first nine months of 2004, a credit of $0.6 million was recorded to reverse a non-cancelable lease accrual based on a change in usage of leased facility (Hazelwood, Missouri) that was previously impaired and was offset by costs of $0.4 million related primarily to the movement of equipment between facilities. Management believes that no further costs will be incurred for this activity, except for potential adjustments to non-cancelable lease liabilities.

		Contract
		Termination
	Total	Costs [b]	Other [c]
Restructuring liabilities at December 31, 2004	$2,402	$2,402	$-
Additions	198	100	98
Payments	(479)	(381)	(98)
Restructuring liabilities at September 30, 2005	$2,121	$2,121	$-

    Consolidation of administrative functions for CCP - In 2002, in order to streamline processes and eliminate duplicate functions, the Company initiated a plan to centralize certain administrative and back office functions into Bridgeton, Missouri from certain businesses within the Maintenance Products Group. This plan was anticipated to be completed in 2004 upon the transfer of functions from the Lawrence, Massachusetts facility (see Consolidation of abrasives facilities above); however the closure was delayed and subsequently contributed to the delay in this plan. Katy has incurred various costs (mostly system conversions and the consolidation of administrative personnel) over the past three years for this integration of back office and administrative functions. The most significant project is the centralization of the customer service functions for the JanSan Plastics, Abrasives, Textiles and Filters and Grillbricks business units. For the nine months ended September 30, 2005, all costs related to an accrual for idle space at our Textiles facility in Atlanta. For the nine months ended September 30, 2004, costs were incurred for system conversions and the consolidation of administrative personnel. Management believes that no more costs will be incurred for this activity.

Contract
Termination
Costs [b]
Restructuring liabilities at December 31, 2004	$-
Additions	21
Payments	(21)
Restructuring liabilities at September 30, 2005	$-

Shutdown of Woods Canada manufacturing - In 2003, the Company approved a plan to shut down the manufacturing operation in Toronto, Ontario and source substantially all of its products from Asia. Management believed that this action was necessary in order to implement a more competitive cost structure to combat pricing pressure by producers in Asia. In connection with this shutdown, the Company also anticipated the sale and leaseback of this facility, which would provide additional liquidity. It was anticipated that the shutdown and sale/leaseback would be completed by the end of 2003. In December 2003, Woods Canada closed this manufacturing facility in Toronto, Ontario, but was unable to complete the sale/leaseback transaction at that time. Accordingly, the charge for the non-cancelable lease accrual was recoded in the first quarter of 2004, upon the completion of the sale/leaseback transaction. The idle capacity was a direct result of the elimination of the manufacturing function from this facility. A portion of the facility was available for sublease at the time the accrual was established. In the first nine months of 2005, a charge of $0.1 million was recorded for an adjustment to the non-cancelable lease accrual based on a change in estimates, offset by a credit of less than $0.1 million for an adjustment to a severance reserve. In the first nine months of 2004, Woods Canada incurred a charge of $1.0 million for a non-cancelable lease accrual associated with a sale/leaseback transaction and idle capacity as a result of the shutdown of manufacturing. Also in the first nine months of 2004, Woods Canada recorded less than $0.1 million for additional severance. Management believes that no more costs will be incurred for this activity, except for potential adjustments to non-cancelable lease liabilities.

		One-time	Contract
		Termination	Termination
	Total	Benefits [a]	Costs [b]
Restructuring liabilities at December 31, 2004	$808	$54	$754
Additions	131	-	131
Reductions	(19)	(19)	-
Payments	(185)	(33)	(152)
Currency translation and other	14	(1)	15
Restructuring liabilities at September 30, 2005	$749	$1	$748

Other - Charges in the first nine months of 2005 related to severance associated with the reduction in workforce principally due to the exit of certain product lines in the Consumer Plastics business units in the U.S. ($0.2 million) and the U.K. ($0.1 million). Costs in the first nine months of 2004 relate primarily to the closure of CCP’s facility in Canada and the subsequent consolidation into the Woods Canada facility ($0.1 million), the closure of CCP’s metals facility in Santa Fe Springs, California ($0.1 million), and the shutdown and relocation of a procurement office in Asia for Woods U.S. ($0.1 million) offset by a credit of $0.2 million for an adjustment to a non-cancelable lease accrual related to the shutdown of the Woods U.S. manufacturing.

The following table details activity in all restructuring reserves since December 31, 2004 (amounts in thousands):

		One-time	Contract
		Termination	Termination
	Total	Benefits [a]	Costs [b]	Other [c]
Restructuring liabilities at December 31, 2004	$4,454	$807	$3,647	$-
Additions	1,994	683	515	796
Reductions	(19)	(19)	-	-
Payments	(2,941)	(1,223)	(922)	(796)
Currency translation and other	124	(1)	125	-
Restructuring liabilities at September 30, 2005	$3,612	$247	$3,365	$-

[a] Includes severance, benefits, and other employee-related costs associated with the employee terminations.

[b] Includes charges related to non-cancelable lease liabilities for abandoned facilities, net of potential sub-lease revenue.

[c] Includes charges associated with moving inventory, machinery and equipment, and the consolidation of administrative and operational functions.

Katy expects to substantially complete its restructuring program in 2005. The remaining severance, restructuring and related charges for these initiatives are expected to be less than $0.5 million. Payments associated with non-cancelable lease liabilities for abandoned facilities are scheduled to end in 2011.

The following table details activity in restructuring and related reserves by operating segment since December 31, 2004 (amounts in thousands):

		Maintenance	Electrical
		Products	Products
	Total	Group	Group
2005	$909	$724	$185
2006	912	592	320
2007	501	281	220
2008	460	234	226
2009	307	243	64
2010	255	255	-
Thereafter	268	268	-
Total Payments	$3,612	$2,597	$1,015

The following table summarizes the future obligations for severance, restructuring and other related charges by operating segment detailed above (amounts in thousands):

		Maintenance	Electrical
		Products	Products
	Total	Group	Group
Restructuring liabilities at December 31, 2004	$4,454	$3,385	$1,069
Additions	1,994	1,863	131
Reductions	(19)	-	(19)
Payments	(2,941)	(2,651)	(290)
Currency translation and other	124	-	124
Restructuring liabilities at September 30, 2005	$3,612	$2,597	$1,015

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three Months Ended September 30, 2005 versus Three Months Ended September 30, 2004

	2005		2004
	(Amounts in Millions, Except Per Share Data)

	$	% to Sales	$	% to Sales
Net sales	$140.6	100.0	$135.4	100.0
Cost of goods sold	122.9	87.4	117.6	86.8
Gross profit	17.7	12.6	17.9	13.2
Selling, general and administrative expenses	13.9	9.9	14.8	11.0
Severance, restructuring and related charges	0.7	0.5	0.2	0.1
Gain on sale of assets	(0.2)	(0.1)	-	-
Operating income	3.3	2.4	2.8	2.1
Interest expense	(1.5)		(1.0)
Other, net	0.2		-

Income before provision for income taxes	2.1		1.8

Provision for income taxes	0.7		0.9

Net income	1.3		0.9
Payment-in-kind dividends on convertible preferred stock	-		(3.8)

Net income (loss) attributable to common stockholders	$1.3		$(2.9)

Income (loss) per share of common stock - basic:

Net income	$0.17		$0.11
Payment-in-kind dividends on convertible preferred stock	-		(0.48)

Net income (loss) attributable to common stockholders	$0.17		$(0.37)

Income (loss) per share of common stock - diluted:

Net income	$0.05		$0.11
Payment-in-kind dividends on convertible preferred stock	-		(0.48)

Net income (loss) attributable to common stockholders	$0.05		$(0.37)

Overview

Our consolidated net sales for the three month period ended September 30, 2005 increased $5.2 million compared to the three month period ended September 30, 2004. The improvement in net sales of 4% was comprised of higher pricing [4%], favorable currency translation [1%] and lower volumes [(1%)]. Gross margins were 12.6% for the three month period ended September 30, 2005; a decrease of 0.6 percentage points compared to the three month period ended September 30, 2004. Higher raw material costs and higher operating costs in our Abrasives business unit were partially offset by selling price increases. Selling, general and administrative expense (SG&A) as a percentage of sales decreased from 11.0% for the third quarter of 2004 to 9.9% in the third quarter of 2005, primarily due to cost containment in the Electrical Products Group and lower corporate expenses. Operating income increased by $0.5 million to $3.3 million, as lower SG&A was partially offset by higher severance and restructuring costs.

Overall, we reported net income attributable to common shareholders of $1.3 million [$0.17 per share basic and $0.05 per share diluted] for the three month period ended September 30, 2005, versus a net loss attributable to common shareholders of ($2.9) million [($0.37) per share basic and diluted] in the same period of 2004. During the third quarter of 2004, we recorded the impact of payment-in-kind dividends earned on our convertible preferred stock of ($3.8) million [($0.48) per share basic and diluted]. The payment-in-kind dividends ended in December 2004.

Net Sales

Maintenance Products Group

Net sales from the Maintenance Products Group decreased from $72.2 million during the three month period ended September 30, 2004 to $64.0 million during the three month period ended September 30, 2005. Overall, this decline of 11% was primarily due to lower volumes [(15%)] partially offset by higher pricing [4%]. Sales volume for the Consumer Plastics business units in the U.S. and the U.K., which sell primarily to mass merchant customers, was significantly lower due to our decision to exit certain unprofitable product lines. In addition, volumes at our U.K. Consumer Plastics business unit were negatively impacted by softening demand due to a continued weak retail sector in the U.K. We also experienced volume declines in our Abrasives business unit in the U.S. due to certain operational disruptions including inefficiencies caused by the consolidation of two additional abrasives facilities into the Wrens, Georgia facility as well as a fire in Wrens early in the fourth quarter of 2004. These disruptions to our Abrasives operations have resulted in the loss of certain customers. Volumes for our Metal Truck Box business unit are lower due to weakened demand from a major customer (a large mass merchant retailer). Sales volumes for our Container business unit improved over last year principally due to available production capacity at our Norwalk, California facility, which resulted from the exit of certain product lines by the Consumer Plastics business.

Higher pricing resulted from the implementation of selling price increases across the Maintenance Products Group, which took effect throughout the first half of 2005, with the most significant increases in the domestic business units which sell plastics products. The implementation of price increases was in response to the accelerating cost of our primary raw materials, packaging materials, utilities and freight starting in 2004 and continuing into 2005.

Electrical Products Group

The Electrical Products Group’s sales improved from $63.2 million for the three month period ended September 30, 2004 to $76.5 million for the three month period ended September 30, 2005. The sales improvement of 21% was primarily the result of increased volume [14%], higher pricing [5%] and favorable currency translation [2%]. Volume at Woods U.S. benefited principally from increases in store growth at some of our large mass merchant retailers, hurricane related orders, and the timing of purchases by customers switching to direct import (direct import sales represent merchandise shipped directly from our suppliers to our customers). Woods Canada experienced volume increases with most of its major customers (primarily mass merchant retailers) and volumes are higher across all of its product categories, especially garden lighting.

Multiple selling price increases have been implemented since the beginning of 2004 at Woods U.S. (and to a lesser extent at Woods Canada) to offset the rising cost of copper and PVC. We continue to implement price increases; however there can be no assurance that such increases will be accepted. In addition, sales at Woods Canada were favorably impacted by a stronger Canadian dollar versus the U.S. dollar in the third quarter of 2005 as compared to the same period in 2004.

Operating Income

	Three months ended September 30,
	(Amounts in Millions)
Operating income	2005		2004		Change
	$	% of Sales	$	% of Sales	$	% of Sales
Maintenance Products Group	$0.6	0.9	$0.1	0.1	$0.5	0.8
Electrical Products Group	6.1	8.0	6.3	10.0	(0.2)	(2.0)
Unallocated corporate expense	(2.7)		(3.4)		0.7
Severance, restructuring and related charges	(0.7)		(0.2)		(0.5)
Operating income	$3.3		$2.8		$0.5

Maintenance Products Group

The Maintenance Products Group’s operating income improved from $0.1 million (0.1% of net sales) during the three month period ended September 30, 2004 to $0.6 million (0.9% of net sales) for the three month period ended September 30, 2005. The improvement was primarily attributable to improved gross margins as the impact of higher selling prices (principally in the U.S.) implemented in 2005 which outpaced the impact of higher raw material costs and to improved manufacturing efficiency at our domestic plastic molding facilities. Partially offsetting these items was a decline in the gross profit of our domestic Abrasives business resulting from lower volumes and increased costs resulting from certain operational disruptions at our Wrens, Georgia facility. Gross profit also declined at our Consumer Plastics business in the U.K. due to lower volumes and the inability to recover higher raw material costs through selling price increases. SG&A expenses for the Maintenance Products Group were slightly lower in the third quarter of 2005 versus the third quarter of 2004, but overall were slightly higher as a percentage of sales.

Electrical Products Group

The Electrical Products Group’s operating income decreased from $6.3 million (10.0% of net sales) for the three month period ended September 30, 2004 to $6.1 million (8.0% of net sales) for the three month period ended September 30, 2005. The decrease in profitability was principally the result of selling price increases not quite keeping pace with the increasing costs of copper and PVC. SG&A expenses for the Electrical Products Group were slightly higher in the third quarter of 2005 versus the third quarter of 2004, but overall were slightly lower as a percentage of sales primarily due to cost containment.

Corporate

Corporate operating expenses decreased from $3.4 million in the three month period ended September 30, 2004 to $2.7 million in three month period ended September 30, 2005 principally due to lower bonus expense resulting from a decline in operating performance, decreased expense for stock appreciation rights due to a lower stock price and lower insurance costs.

Severance, Restructuring and Related Charges

Operating results for the Company during the three months ended September 30, 2005 and 2004 were impacted by severance, restructuring and related charges of $0.7 million and $0.2 million, respectively. Charges in 2005 related to severance, facility closure costs and inventory and equipment moves associated with the closure of one of our abrasives facilities ($0.4 million); and adjustments to non-cancelable lease accruals at our Hazelwood, Missouri facility and at our Woods Canada facility ($0.3 million).

Charges in the third quarter of 2004 related primarily to the restructuring of the abrasives business (principally severance) ($0.2 million), the movement of inventory and equipment in connection with the consolidation of St. Louis manufacturing and distribution facilities ($0.2 million), and the shutdown and relocation of a procurement office for our Electrical Products Group in Asia ($0.1 million) which were offset by credits to adjust non-cancelable lease accruals based on changes in usage of the previously impaired leased facilities in Hazelwood ($0.3 million) and Woods ($0.1 million).

Other Items

Interest expense increased by $0.5 million in the third quarter of 2005 compared to the same period of 2004, primarily as a result of higher interest rates in 2005 and increased margins over LIBOR pursuant to the Third Amendment of our Bank of America Credit Agreement (see Note 6 of the Notes to Condensed Consolidated Financial Statements), partially offset by lower average borrowings in the third quarter of 2005 versus the third quarter of 2004. Other, net for the three months ended September 30, 2005 is primarily comprised of foreign currency transaction gains and interest income.

       The provision for income taxes for both the three months ended September 30, 2005 and 2004 reflect a current expense for state and foreign income taxes. In both 2005 and 2004, tax benefits were not recorded in the U.S. (for federal and state income taxes) and for certain foreign subsidiaries on pre-tax net losses as a result of accumulated operating losses in the those jurisdictions, as we concluded that it was more likely than not that such benefits would not be realized.

Nine Months Ended September 30, 2005 versus Nine Months Ended September 30, 2004

	2005		2004
	(Amounts in Millions, Except Per Share Data)

	$	% to Sales	$	% to Sales
Net sales	$334.3	100.0	$335.8	100.0
Cost of goods sold	295.3	88.3	288.1	85.8
Gross profit	39.0	11.7	47.7	14.2
Selling, general and administrative expenses	40.1	12.0	43.8	13.1
Stock option expense	2.0	0.6	-	-
Severance, restructuring and related charges	2.0	0.6	2.0	0.6
Gain on sale of assets	(0.4)	(0.1)	(0.5)	(0.2)
Operating income (loss)	(4.7)	(1.4)	2.5	0.7
Interest expense	(4.1)		(2.8)
Other, net	0.2		(0.3)

Loss before provision for income taxes	(8.6)		(0.6)

Provision for income taxes	0.7		1.6

Net loss	(9.4)		(2.2)
Payment-in-kind dividends on convertible preferred stock	-		(10.7)

Net loss attributable to common stockholders	$(9.4)		$(12.9)

Loss per share of common stock - basic and diluted:

Net loss	$(1.18)		$(0.28)
Payment-in-kind dividends on convertible preferred stock	-		(1.36)

Net loss attributable to common stockholders	$(1.18)		$(1.64)

Overview

Our consolidated net sales for the nine month period ended September 30, 2005 decreased $1.5 million compared to the nine month period ended September 30, 2004. The decline in net sales of less than 1% was comprised of lower volumes [(6%)], offset by higher pricing [5%] and favorable currency translation [1%]. Gross margins were 11.7% for the nine month period ended September 30, 2005; a decrease of 2.5 percentage points compared to the nine month period ended September 30, 2004. Higher raw material costs and incremental operating costs incurred due to certain production disruptions at our abrasives facilities were partially offset by selling price increases and the favorable impact of restructuring and cost containment. Selling, general and administrative expense (SG&A) as a percentage of sales declined from 13.1% for the first nine months of 2004 to 12.0% in the first nine months of 2005, primarily due to cost containment (mostly in the Electrical Products Group). The operating loss increased by $7.2 million to ($4.7) million, mostly due to lower gross margins and higher non-cash stock option expense.

Overall, we reported a net loss attributable to common shareholders of ($9.4) million [($1.18) per share basic and diluted] for the nine month period ended September 30, 2005, versus a net loss attributable to common shareholders of ($12.9) million [($1.64) per share basic and diluted] in the same period of 2004. During the first nine months of 2004, we recorded the impact of payment-in-kind dividends earned on our convertible preferred stock of ($10.7) million [($1.36) per share basic and diluted]. The payment-in-kind dividends ended in December 2004.

Net Sales

Maintenance Products Group

Net sales from the Maintenance Products Group decreased from $212.4 million during the nine month period ended September 30, 2004 to $189.4 million during the nine month period ended September 30, 2005. Overall, this decline of 11% was primarily due to lower volumes [(15%)] net of higher pricing [4%]. Sales volume for the Consumer Plastics business units in the U.S. and the U.K., which sell primarily to mass merchant customers, was significantly lower due to our decision to exit certain unprofitable product lines. In addition, volumes at our U.K Consumer Plastics business unit were negatively impacted by softening demand due to a weak retail sector in the U.K. We also experienced volume declines in our Abrasives business unit in the U.S. due to certain operational disruptions including inefficiencies caused by the consolidation of two additional abrasives facilities into the Wrens, Georgia facility as well as a fire in Wrens early in the fourth quarter of 2004. These disruptions to our Abrasives operations have resulted in the loss of certain customers. These decreases in Abrasives sales were partially offset by stronger sales of roofing products to the construction industry. Sales of Metal Truck Box products declined in first nine months of 2005 versus the first nine months of 2004 primarily due to lower demand from a major retail outlet customer, while sales of Textiles were down slightly due to the loss of a customer. Lower volumes at our UK Jan-San Plastics business unit reflected increased foreign competition for sprayers. Sales volumes for our Container business unit improved over last year principally due to available production capacity at our Norwalk, California facility, which resulted from the exit of certain product lines by the U.S. Consumer Plastics business.

Higher pricing resulted from the implementation of selling price increases across the Maintenance Products Group, which took effect throughout the first nine months of 2005. The implementation of price increases was in response to the accelerating cost of our primary raw materials, packaging materials, utilities and freight starting in 2004 and continuing into 2005. We have continued to implement price increases; however, there can be no assurance that such increases will be accepted.

Electrical Products Group

The Electrical Products Group’s sales improved from $123.4 million for the nine month period ended September 30, 2004 to $144.9 million for the nine month period ended September 30, 2005. The sales improvement of 17% was primarily the result of increased volume [9%], higher pricing [6%], and favorable currency translation [2%]. Woods Canada’s net pricing was negatively impacted by incremental program costs necessary to retain business with a significant customer. Volume at Woods U.S. benefited principally from increased promotional activity at one of its largest mass merchant retailers in the first quarter of 2005,increases in store growth at some of our large mass merchant retailers, hurricane related orders, and the timing of purchases by customers switching to direct import (direct import sales represent merchandise shipped directly from our suppliers to our customers). Volumes at Woods Canada were favorably impacted by increased demand at its largest customer (a national mass merchant retailer in Canada). Sales at Woods Canada also benefited from a stronger Canadian dollar versus the U.S. dollar in the first nine months of 2005 as compared to the same period in 2004.

Multiple selling price increases were implemented since the beginning of 2004 at Woods U.S. (and to a lesser extent at Woods Canada) to offset the rising cost of copper and PVC. We have continued to implement price increases; however, there can be no assurance that such increases will be accepted.

Operating Income

	Nine months ended September 30,
	(Amounts in Millions)
Operating income (loss)	2005		2004		Change
	$	% of Sales	$	% of Sales	$	% of Sales
Maintenance Products Group	$(3.9)	(2.1)	$1.1	0.5	$(5.0)	(2.6)
Electrical Products Group	10.2	7.0	10.9	8.8	(0.7)	(1.8)
Unallocated corporate expense	(7.0)		(8.1)		1.1
Stock option expense	(2.0)		-		(2.0)
Severance, restructuring and related charges	(2.0)		(2.0)		-
Gain on sale of real estate	-		0.5		(0.5)
Operating income (loss)	$(4.7)		$2.5		(7.2)

Maintenance Products Group

The Maintenance Products Group’s operating income decreased from $1.1 million (0.5% of net sales) during the nine month period ended September 30, 2004 to an operating loss of $3.9 million (-2.1% of net sales) for the nine month period ended September 30, 2005. The decrease was primarily attributable to lower volumes in the U.S. and U.K. Consumer Plastics and domestic Abrasives business units. In addition, higher raw material costs in the first nine months of 2005 versus the first nine months of 2004 were substantially recovered through higher selling prices, except in our U.K Consumer Plastics business unit. Raw material costs stabilized somewhat in the second quarter of 2005 and we were able to implement price increases across most business units starting in the first quarter of 2005. However, we have recently observed a rise in raw material costs (See OUTLOOK FOR 2005). In addition, manufacturing throughput was low at our plastics molding facilities in the U.S. and U.K., especially in the first quarter as we reduced inventory and adjusted our production levels in connection with our decision to exit certain unprofitable lines of Consumer Plastics business. However, manufacturing throughput improved in the second and third quarters of 2005. We continue to experience declines in the profitability of our domestic Abrasives business resulting from increased costs which were principally due to certain operational disruptions at our Wrens, Georgia facility. SG&A expenses were lower in the first nine months of 2005 versus the first nine months of 2004, but as a percentage of net sales, SG&A has remained essentially unchanged.

Electrical Products Group

The Electrical Products Group’s operating income decreased from $10.9 million (8.8% of net sales) for the nine month period ended September 30, 2004 to $10.2 million (7.0% of net sales) for the nine month period ended September 30, 2005, a decline of 7%. The lower profitability was principally the result of selling price increases not quite keeping pace with the increasing costs of copper and PVC, most notably in the second and third quarters. Lower gross margins were partially offset by stronger volumes. In addition, SG&A expenses were essentially unchanged versus the same period last year, but were significantly lower as a percentage of sales primarily due to cost containment initiatives.

Corporate

Corporate operating expenses decreased from $8.1 million in the nine month period ended September 30, 2004 to $7.0 million in the nine month period ended September 30, 2005 principally due to lower bonus expense resulting from a decline in operating performance, decreased expense for stock appreciation rights due to a lower stock price and lower insurance costs offset by non-recurring severance costs and search fees associated with the CEO transition in the second quarter of 2005.

Stock Option Expense

The non-cash stock option expense of $2.0 million during the nine months ended September 30, 2005 related to the March 2004 acceleration of vesting of options that were held by our former CEO at that time. A substantial portion of these options were forfeited by the former CEO upon his retirement, however. See Note 1 of the Notes to Condensed Consolidated Financial Statements.

Severance, Restructuring and Related Charges

Operating results for the Company during the nine months ended September 30, 2005 and 2004 were negatively impacted by severance, restructuring and related charges of $2.0 million and $2.0 million, respectively. Charges in 2005 related to severance, facility closure costs and inventory and equipment moves associated with the consolidation of our Abrasives facilities ($1.3 million); severance associated with the reduction in workforce principally due to the exit of certain product lines in the U.S. and U.K. Consumer Plastics business units ($0.3 million); adjustments to non-cancelable lease accruals at our Hazelwood, Missouri facility and at our Woods Canada facility ($0.2 million); and charges aggregating to $0.1 million for miscellaneous costs for the termination of the Warson Road facility lease and the movement of inventory and equipment from Hazelwood to Bridgeton.

Charges in the first nine months of 2004 related to a non-cancelable lease accrual associated with a sale/leaseback transaction and idle capacity as a result of the shutdown of manufacturing at Woods Canada ($1.0 million); the restructuring of the abrasives business ($0.9 million); costs for the movement of inventory and equipment in connection with the consolidation of St. Louis manufacturing and distribution facilities ($0.4 million); costs incurred for the consolidation of administrative functions for CCP ($0.2 million); expenses for the closure of CCP’s facility in Canada and the subsequent consolidation into the Woods Canada facility ($0.1 million); and costs for the shutdown and relocation of a procurement office in Asia ($0.1 million); partially offset by credits for adjustments to non-cancelable leases based on changes in the usage of these leased facilities ($0.8 million).

Other Items

Interest expense increased by $1.3 million in the first nine months of 2005 versus the same period of 2004, primarily as a result of higher interest rates and increased margins over LIBOR pursuant to the Third Amendment of our Bank of America Credit Agreement (see Note 6 of the Notes to Condensed Consolidated Financial Statements). In addition, slightly higher average borrowings in 2005 (principally due to increased working capital levels and poor financial performance in 2004), contributed to the increase. Other, net for the nine months ended September 30, 2004 included the write-off of fees and expenses of $0.4 million associated with a financing which the Company chose not to pursue.

The provision for income taxes for the nine month periods ended September 30, 2005 and 2004 reflect a current expense for state and foreign income taxes. In both 2005 and 2004, tax benefits were not recorded in the U.S. (for federal and state income taxes) and for certain foreign subsidiaries on pre-tax net losses as a result of accumulated operating losses in the those jurisdictions, as we concluded that it was more likely than not that such benefits would not be realized. We recorded tax benefits for other foreign subsidiaries as we concluded that it was more likely than not that such benefits would be realized.

LIQUIDITY AND CAPITAL RESOURCES

We require funding for working capital needs and capital expenditures. We believe that our cash flow from operations and the use of available borrowings under the Bank of America Credit Agreement (as defined below) provide sufficient liquidity for our operations for the foreseeable future. As of September 30, 2005, we had cash and cash equivalents of $8.6 million versus cash and cash equivalents of $8.5 million at December 31, 2004. Also as of September 30, 2005, we had outstanding borrowings of $58.1 million [49% of total capitalization]. As of December 31, 2004, we had outstanding borrowings of $58.7 million [46% of total capitalization]. We generated $7.7 million of cash flow from operations during the nine months ended September 30, 2005 versus the utilization of $18.7 million of cash flow from operations during the nine months ended September 30, 2004. The improvement in cash flow from operations was primarily attributable to a reduction of inventory in the first nine months of 2005 versus an inventory build in the first nine months of 2004.

We expect liquidity to generally stabilize for the remainder of 2005, as increased receivable collections will be offset by increased accounts payable settlements in (both primarily related to the Electrical Products Group). Other elements of working capital will continue to be closely managed. Capital expenditures in the fourth quarter are expected to continue at approximately at the same pace as the first three quarters of 2005, but overall are expected to be lower than 2004.  We have a number of obligations and commitments, which are listed on the schedule later in this section entitled “Contractual and Commercial Obligations.” We have considered all of these obligations and commitments in structuring our capital resources to ensure that they can be met. See the notes accompanying the table in that section for further discussions of those items. We believe that given our strong working capital base, additional liquidity could be obtained through additional debt financing, if necessary. However, there is no guarantee that such financing could be obtained. In addition, we are continually evaluating alternatives relating to the sale of excess assets and divestitures of certain of our business units. Asset sales and business divestitures present opportunities to provide additional liquidity by de-leveraging our financial position.

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

The Revolving Credit Facility has an expiration date of April 20, 2009 and its borrowing base is determined by eligible inventory and accounts receivable. The Term Loan also has a final maturity date of April 20, 2009 with quarterly payments of $0.7 million. A final payment of $6.4 million is scheduled to be paid in April 2009. The term loan is collateralized by our property, plant and equipment. All extensions of credit under the Bank of America Credit Agreement are collateralized by a first priority security interest in and lien upon the capital stock of each material domestic subsidiary (65% of the capital stock of each material foreign subsidiary), and all of our present and future assets and properties. The Bank of America Credit Agreement contains various financial and operating covenants, which among other things, require us to maintain a fixed charge coverage ratio and certain other financial ratios (see discussion below). It also includes customary restrictions and default provisions.

Our borrowing base under the Bank of America Credit Agreement is reduced by the outstanding amount of standby and commercial letters of credit. Vendors, financial institutions and other parties with whom we conduct business may require letters of credit in the future that either (1) do not exist today or (2) would be at higher amounts than those that exist today. Currently, our largest letters of credit relate to our casualty insurance programs. At September 30, 2005, total outstanding letters of credit were $9.6 million.

      Unused borrowing availability on the Revolving Credit Facility, after considering letters of credit, was $35.5 million at September 30, 2005.

From September 30, 2004, interest rate margins (i.e. the interest rate spread above LIBOR) on our Bank of America Credit Agreement borrowings have risen from 175 basis points over applicable LIBOR rates for Revolving Credit Facility borrowings and 200 basis points over LIBOR for borrowings under the Term Loan to 275 and 300 basis points, respectively. Current margins reflect the highest spread under the Bank of America Credit Agreement, as specified by the Third Amendment (see below). Additionally, margins on the Term Loan will drop 25 basis points if the balance of the Term Loan is reduced below $10.0 million.

Effective August 17, 2005, we entered into a two-year interest rate swap agreement (the “Interest Rate Swap”) with a counterparty to limit our exposure to rising interest rates on our Bank of America Credit Agreement. The Interest Rate Swap has a notional amount of $25.0 million in the first year and $15.0 million in the second year. We will pay the counterparty a fixed rate of 4.49% in exchange for receiving one-month LIBOR.

In the 2005, we paid fees of $0.2 million to our lenders primarily related to the Second Amendment to our credit agreement. We incurred additional debt issuance costs in 2004 associated with the Bank of America Credit Agreement. Additionally, at the time of the inception of the Bank of America Credit Agreement, we had approximately $4.0 million of unamortized debt issuance costs associated with the previous credit agreement. The remainder of the previously capitalized costs, along with the capitalized costs from the Bank of America Credit Agreement, will be amortized over the life of the Bank of America Credit Agreement through April 2009. Also, during the first nine months of 2004, we incurred fees and expenses of $0.4 million associated with a financing which we chose not to pursue.

The revolving credit facility under the Bank of America Credit Agreement requires lockbox agreements which provide for all receipts to be swept daily to reduce borrowings outstanding. These agreements, combined with the existence of a material adverse effect (“MAE”) clause in the Bank of America Credit Agreement, caused the revolving credit facility to be classified as a current liability (except as noted below), per guidance in the Emerging Issues Task Force Issue No. 95-22, Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement. We do not expect to repay, or be required to repay, within one year, the balance of the revolving credit facility classified as a current liability. The MAE clause, which we believe is a common requirement in commercial credit agreements, allows the lenders to require the loan to become due if they determine there has been a material adverse effect on our operations, business, properties, assets, liabilities, condition or prospects. The classification of the revolving credit facility as a current liability (except as noted above) is a result only of the combination of the lockbox agreements and the MAE clause. The Bank of America Credit Agreement does not expire or have a maturity date within one year, but rather has a final expiration date of April 20, 2009. The lender had not notified us of any indication of a MAE at September 30, 2005, and, to management’s knowledge, we were not in default of any provision of the Bank of America Credit Agreement, as amended at September 30, 2005.

We determined that due to declining profitability in the fourth quarter of 2004, potentially lower profitability in the first nine months of 2005 and the timing of certain restructuring payments, we would not meet our Fixed Charge Coverage Ratio (as defined in the Bank of America Credit Agreement) and could potentially exceed our maximum Consolidated Leverage Ratio (also as defined in the Bank of America Credit Agreement) as of the end of the first, second and third quarters of 2005. In anticipation of not achieving the minimum Fixed Charge Coverage Ratio or exceeding the maximum Consolidated Leverage Ratio, we obtained an amendment to the Bank of America Credit Agreement (the “Second Amendment”). The Second Amendment applied only to the first three quarters of 2005 and the covenants would have returned to their original levels for the fourth quarter of 2005. Specifically, the Second Amendment eliminated the Fixed Charge Coverage Ratio, increased the maximum Consolidated Leverage Ratio, established a Minimum Consolidated EBITDA (on a latest twelve months basis) for each of the periods and also established a Minimum Availability (the eligible collateral base less outstanding borrowings and letters of credit) on each day within the nine-month period.

Subsequent to the Second Amendment’s effective date, we determined that we would likely not meet our amended financial covenants. On April 13, 2005, we obtained a further amendment to the Bank of America Credit Agreement (the “Third Amendment”). The Third Amendment eliminated the maximum Consolidated Leverage Ratio and the Minimum Consolidated EBITDA as established by the Second Amendment and adjusted the Minimum Availability such that our eligible collateral must exceed the sum of our outstanding borrowings and letters of credit under the Revolving Credit Facility by at least $5 million from the effective date of the Third Amendment through September 29, 2005 and by at least $7.5 million from September 30, 2005 until the date we deliver our financial statements for the first quarter of 2006 to our lenders. Subsequent to the delivery of the financial statements for the first quarter of 2006, the Third Amendment reestablished the minimum Fixed Charge Coverage Ratio as originally set forth in the Bank of America Credit Agreement. The Third Amendment also reduced the maximum allowable capital expenditures for 2005 from $15 million to $10 million, and increased the interest rate margins on all of the Company’s outstanding borrowings and letters of credit to the largest margins set forth in the Bank of America Credit Agreement. Effective April 13, 2005, interest accrues on the Revolving Credit Facility and Term Loan borrowings at 275 and 300 basis points over LIBOR, respectively. Interest rate margins will return to levels set forth in the Bank of America Credit Agreement subsequent to the delivery of our financial statements for the first quarter of 2006 to our lenders.

As a result of the Third Amendment, the Company’s current debt covenants under the Bank of America Credit Agreement are as follows (see further discussion below):

Minimum Availability - At September 30, 2005, the Company was required to have a borrowing base (collateral) in excess of borrowings and outstanding letters of credit by at least $7.5 million. Pursuant to the Third Amendment, this covenant is in effect through the first quarter of 2006.

Fixed Charge Coverage Ratio - The Company is required to maintain a Fixed Charge Coverage Ratio (as defined in the Bank of America Credit Agreement) of 1.1:1. Pursuant to the Third Amendment, this covenant was suspended and will be reinstated following the first quarter of 2006.

Capital Expenditures - For the year ended December 31, 2005, the Company is not to exceed $10.0 million in capital expenditures. Subsequent to 2005, the Company is not to exceed $15.0 million during a single fiscal year.

Leverage Ratio - The Third Amendment to the Bank of America Credit Agreement eliminated the Leverage Ratio (as defined in the Bank of America Credit Agreement) as a financial covenant. Following the first quarter of 2006, the Leverage Ratio will be utilized to determine the interest rate margin over the applicable LIBOR rate.

We have recently indicated to the syndicate of banks in the Bank of America Credit Agreement, that we may be unable to attain the required Fixed Charge Coverage Ratio as of the end of the first quarter of 2006. If we are unable to comply with the terms of the Fixed Charge Coverage Ratio or any of the amended covenants, we may be required to obtain further amendments and pursue increased liquidity through additional debt financing and/or the sale of assets (see discussion above). However, there is no guarantee that such amendments or financing could be obtained.

Contractual Obligations and Commercial Obligations

Katy’s obligations as of September 30, 2005 are summarized below (amounts in thousands):

Contractual Obligations	Total	Due in less than 1 year	Due in 1-3 years	Due in 3-5 years	Due after 5 years
Revolving credit facility [a]	$41,085	$41,085	$-	$-	$-
Term loans	17,043	3,472	5,714	7,857	-
Interest on debt [b]	14,047	4,356	7,707	1,984	-
Operating leases [c]	25,279	6,861	11,235	4,280	2,903
Severance and restructuring [c]	2,414	1,105	716	384	209
SESCO payable to Montenay [d]	2,750	1,100	1,100	550	-
Postretirement benefits [e]	5,930	877	1,494	1,314	2,245
Interest rate swap [f]	39	39	-	-	-
Total Contractual Obligations	$108,587	$58,895	$27,966	$16,369	$5,357

Other Commercial Commitments	Total	Due in less than 1 year	Due in 1-3 years	Due in 4-5 years	Due after 5 years
Commercial letters of credit	$892	$892	$-	$-	$-
Stand-by letters of credit	8,678	8,678	-	-	-
Guarantees [g]	23,670	8,370	15,300	-	-
Total Commercial Commitments	$33,240	$17,940	$15,300	$-	$-

[a] As discussed in the Liquidity and Capital Resources section above and in Note 6 to the Condensed Consolidated Financial Statements in Part I, Item 1, the entire revolving credit facility under the Bank of America Revolving Credit Agreement is classified as a current liability on the Consolidated Statements of Financial Position as a result of the combination in the Bank of America Credit Agreement of (i) lockbox agreements on Katy’s depository bank accounts, and (ii) a subjective Material Adverse Effect (MAE) clause. The Revolving Credit Facility expires in April of 2009.

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

[c] Future non-cancelable lease rentals are included in the line entitled “Operating leases,” which also includes obligations associated with restructuring activities. The Condensed Consolidated Balance Sheet at September 30, 2005 and December 31, 2004, includes $3.4 million and $3.6 million, respectively, in discounted liabilities associated with non-cancelable operating lease rentals, net of estimated sub-lease revenues, related to facilities that have been abandoned as a result of restructuring and consolidation activities.

[d] Amount owed to Montenay as a result of the SESCO partnership, discussed in Note 5 to the Condensed Consolidated Financial Statements. $1.1 million of this obligation is classified in the Condensed Consolidated Balance Sheets as an Accrued Expense in Current Liabilities, while the remainder is included in Other Liabilities, recorded on a discounted basis.

[e] Benefits consisting of post-retirement medical obligations to retirees of former subsidiaries of Katy, as well as deferred compensation plan liabilities to former officers of the Company.

[f] As discussed in Note 1 to the Condensed Consolidated Financial Statements, the amount consists of the liability for the interest rate swap entered into by the company in August 2005.

[g] As discussed in Note 5 to the Condensed Consolidated Financial Statements in Part I, Item 1, SESCO, an indirect wholly-owned subsidiary of Katy, is party to a partnership that operates a waste-to-energy facility, and has certain contractual obligations, for which Katy provides certain guarantees. If the partnership is not able to perform its obligations under the contracts, under certain circumstances SESCO and Katy could be subject to damages equal to the amount of Industrial Revenue Bonds outstanding (which financed construction of the facility) less amounts held by the partnership in debt service reserve funds. As of September 30, 2005, $23.7 million of the Industrial Revenue Bonds remained outstanding. Katy and SESCO do not anticipate non-performance by parties to the contracts.

Off-balance Sheet Arrangements

See Note 5 to the Condensed Consolidated Financial Statements in Part II, Item 8 for a discussion of SESCO.

Cash Flow

Operating Activities
Cash flow provided by operating activities before changes in operating assets and liabilities was $1.7 million in the first nine months of 2005 versus cash flow provided by operating activities before changes in operating assets and liabilities of $9.2 million in the first nine months of 2004. While we had net losses in both periods, these amounts included non-cash items such as depreciation, amortization and amortization of debt issuance costs. We generated $6.0 million of cash related to operating assets and liabilities during the nine months ended September 30, 2005 versus cash used related to operating assets and liabilities of $27.8 million during the nine months ended September 30, 2004. Our operating cash flow was favorably impacted in the first nine months of 2005 by a decrease in inventory of $5.0 million, as a liquidation of inventory in the business units of the Maintenance Products Group was partially offset by a seasonal increase in inventory in the Electrical Products Group. In addition seasonally higher accounts payable of $12.5 million was offset by seasonally higher accounts receivable, principally resulting from a increase in net sales in the third quarter of 2005 versus the fourth quarter of 2004. Operating cash flow during the first nine months of 2005 was negatively impacted by lower accruals due to the settlement of previously recorded restructuring charges. Operating cash flow in the first nine months of 2004 was negatively impacted by higher inventory and receivables and lower accruals. The inventory build was due to the early purchase of certain materials in advance of scheduled supplier price increases, increased material prices and planned builds in connection with facility closures. Accounts payable were higher also as a result of the seasonally stronger Electrical Products Group. During the first nine months of 2005, we were turning our inventory at 5.0 times per year versus 4.3 times per year during the first nine months of 2004. Cash of $2.9 million and $4.3 million was used in the nine months ended September 30, 2005 and 2004, respectively, to satisfy severance, restructuring and related obligations. Severance, restructuring and related charges are expected to substantially end in 2005, however, cash payments will continue through 2011 to satisfy non-cancelable lease obligations. See Note 11 of the Notes to Condensed Consolidated Financial Statements.

Investing Activities

Capital expenditures totaled $5.8 million during the nine months ended September 30, 2005 as compared to $10.8 million during the nine months ended September 30, 2004. Capital expenditures in the fourth quarter are expected to continue at approximately at the same pace as the first three quarters of 2005, but overall are expected to be lower than 2004. On August 5, 2005, we purchased substantially all of the assets of Washington International Non-wovens (“WIN”). Through September 30, 2005, we have expended $1.5 million to purchase the assets and satisfy certain of the obligations of WIN. During the fourth quarter of 2005, we expect to expend approximately $0.6 million to satisfy the remaining obligations of WIN. During the nine months ended September 30, 2005, we have received $0.9 million in proceeds primarily relating to the sales of excess equipment of our Maintenance Products Group. On March 31, 2004, Woods Canada sold its manufacturing facility for net proceeds of $3.2 million and immediately entered into a sale/leaseback arrangement to allow that business unit to occupy this property as a distribution facility. On June 28, 2004, CCP sold its vacant metals facility in Santa Fe Springs, California for net proceeds of $1.9 million.

Financing Activities

Overall, debt decreased $1.0 million during the nine months ended September 30, 2005 versus an increase of $27.4 million during the nine months ended September 30, 2004, primarily relating to the changes in working capital during those periods. Direct debt costs totaling $0.2 million in the first nine months of 2005 primarily represents a fee paid to our lenders in connection with the Second Amendment and $1.4 million in the first nine months of 2004 principally relates to the April 20, 2004 refinancing of the Bank of America Credit Agreement. On May 10, 2004, we suspended our $5.0 million share repurchase program after announcing the resumption of the plan on April 20, 2004. We had previously suspended the program in November 2003. There currently are no plans to resume the share repurchase program.

SEVERANCE, RESTRUCTURING AND RELATED CHARGES
     We expect to substantially complete our restructuring program in 2005. The remaining severance, restructuring and related charges for these initiatives are expected to be less than $0.5 million. The remaining cash obligations of $3.6 million primarily relate to payments associated with non-cancelable lease liabilities for abandoned facilities which are scheduled to end in 2011.

See Note 11 to the Condensed Consolidated Financial Statements in Part I, Item 1, “RESULTS OF OPERATIONS - Three Months Ended September 30, 2005 versus Three Months Ended September 30, 2004 - Severance, Restructuring and Related Charges” and “RESULTS OF OPERATIONS - Nine Months Ended September 30, 2005 versus Nine Months Ended September 30, 2004 - Severance, Restructuring and Related Charges” for further discussion of severance, restructuring and related charges. .

OUTLOOK FOR 2005

       We continue to experience a strong sales performance during the first nine months of 2005 from the Woods U.S. business unit, offset by lower volumes in our U.S. and U.K. Consumer Plastics and domestic Abrasives business units. Price increases were passed along to our Woods U.S. customers during 2004 and 2005 as a result of the rise in copper prices since late 2003; and we continue to implement price increases; however there can be no assurance that such increases will be accepted. Also at our Woods U.S. business unit, we continue to be at risk from foreign competitors and our customers who desire to source their materials directly from foreign markets (particularly Asia). Our volumes in our U.S. Consumer Plastics business appear to have stabilized following our exit from certain unprofitable lines of business in the first half of 2005. We expect continued softness in the U.K., especially in the consumer /retail sector. In 2005, we have implemented price increases for all of our business units in our Maintenance Products Group in response to the increase in raw material costs over the past few years. However, in the U.S. and U.K. Consumer Plastics business, we face the continuing challenge of passing through price increases to offset these higher costs, and sales volumes have been and could continue to be negatively impacted as a result of raising prices. The disruptions to our Abrasives operations have resulted in the loss of certain customers, commencing in the second half of 2004. While we expect to recover some of these lost sales in the current year, we may experience additional lost sales in 2005. We believe that sales for the Abrasives business unit in the fourth quarter of 2005 will be continue at approximately the same pace as the first nine months of 2005.

Cost of goods sold is subject to variability in the prices for certain raw materials, most significantly thermoplastic resins used in the manufacture of plastic products for the JanSan Plastics, Consumer Plastics and Container businesses and copper which is used in the Woods’ business units. Management has observed that the prices of plastic resins are driven to an extent by prices for crude oil and natural gas, in addition to other factors specific to the supply and demand of the resins themselves.  Prices of these resins, such as polyethylene and polypropylene have increased steadily from the latter half of 2002 through the early months of 2005. Prices for resin decreased in the second quarter of 2005, but have recently returned to historically high levels. We currently believe that these higher prices will remain in effect until at least the early part of 2006. Prices for copper generally increased from late 2003 and have continued through the present time. Prices for copper appeared to have stabilized in a historically high range in the second quarter of 2005, but more recently have sharply increased again. We have not employed an active hedging program related to our commodity price risk, but are employing other strategies for managing this risk, including contracting for a certain percentage of resin needs through supply agreements and opportunistic spot purchases.  In more recent months, we have experienced sharp rises in energy costs which have impacted our plant operating costs and the cost of distributing our products. We believe that in the short run, these energy costs will continue to rise. We announced price increases in the first nine months of 2005 across almost all of our business units. We continue to implement price increases; however, there can be no assurance that such increases will be accepted. In a climate of rising raw material and energy costs, we have generally experienced difficulty in raising prices sufficiently to our customers (most notably in the major home improvement and mass market retail outlets) to cover these higher costs.  Our future earnings may be negatively impacted to the extent further increases in costs for raw materials and energy cannot be recovered or offset through higher selling prices. We ultimately cannot predict the direction our raw material and energy prices will take during late 2005 and beyond.

Certain operational disruptions including inefficiencies caused by the consolidation of two additional abrasives facilities into the Wrens, Georgia facility as well as a fire in Wrens early in the fourth quarter of 2004, have resulted in higher operating costs despite lower sales volumes. The fire damaged certain production equipment and affected the operations of certain of our production lines. However, we have been able to continue to operate the remainder of our production lines at this facility and have obtained equipment allowing us to operate all product lines at this facility. Various cost reduction initiatives, including the elimination of headcount, manufacturing process improvements, and overhead cost control have been implemented or will be implemented in the near term. In addition, cost reduction initiatives are being undertaken at our U.K. Consumer Plastics business unit to offset the lower sales volumes.

Since our Recapitalization in 2001, our management has been focused on a number of restructuring and cost reduction initiatives, including the consolidation of facilities; divestiture of non-core operations; SG&A cost rationalization and organizational changes. We are now substantially complete with our restructuring plans. In the future, we expect to benefit from sales growth opportunities across our various business units. We believe we can accomplish this without having to add significant capital because our facilities are currently under utilized.

As a percentage of sales, we expect SG&A expenses in the fourth quarter of 2005 will remain in line with the same period in 2004. Overall, SG&A expense has continually declined since 2001as a percentage of sales. We expect to maintain modest headcount and rental costs for our corporate office. We have completed the process of transferring back-office functions of our Textiles (Wilen), Abrasives (Glit-Microtron and Loren) and Filters and Grillbricks (Disco) business units from Georgia to Bridgeton, Missouri, the headquarters of CCP. We will continue to evaluate the possibility of further consolidation of administrative processes.

Our cost reduction efforts, integration of back office functions and simplifications of our business transactions are all dependent on executing a system integration plan. This plan involves the migration of data across information technology platforms and implementation of new software and hardware. The domestic systems integration plan was substantially completed in October 2003, while our international systems integration plan is substantially complete.

      Interest rates rose in the second half of 2004 and we expect rates to continue to rise in the fourth quarter of 2005. Effective August 17, 2005, in response to the rising interest rates, we entered into an interest rate swap agreement with a counterparty to effectively convert $25 million of our debt from a variable rate to a fixed rate (see Note 6 of the Notes to Condensed Consolidated Financial Statements). From September 30, 2004, interest rate margins (i.e. the interest rate spread above LIBOR) on our Bank of America Credit Agreement borrowings have risen from 175 basis points over applicable LIBOR rates for Revolving Credit Facility borrowings and 200 basis points over LIBOR for borrowings under the Term Loan to 275 and 300 basis points, respectively. Current margins reflect the highest spread under the Bank of America Credit Agreement, as specified by the Third Amendment (see below). Additionally, margins on the Term Loan will drop 25 basis points if the balance of the Term Loan is reduced below $10.0 million.

Given our history of operating losses, along with guidance provided by the accounting literature covering accounting for income taxes, we are unable to conclude it is more likely than not that we will be able to generate future taxable income sufficient to realize the benefits of domestic deferred tax assets and deferred tax assets of unprofitable foreign subsidiaries. Therefore, except for certain of our profitable foreign subsidiaries, a full valuation allowance on the net deferred tax asset position was recorded at September 30, 2005 and December 31, 2004, and we do not expect to record the benefit of any deferred tax assets that may be generated in 2005 from domestic and certain unprofitable foreign jurisdictions. We will continue to record current expense associated with foreign and state income taxes.

In 2004, our financial performance benefited from favorable currency translation as the British Pound Sterling and the Canadian dollar strengthened throughout the year against the U.S. dollar. In the first nine months of 2005, the Canadian dollar appears to have stabilized against the U.S. dollar and the British Pound Sterling has somewhat weakened against the U.S. dollar in the same period. While we cannot predict the ultimate direction of exchange rates, we do not anticipate any material impact on our financial performance in 2005.

We expect our debt levels to generally stabilize for the fourth quarter of 2005. Elements of working capital continue to be closely managed. Capital expenditures in the fourth quarter are expected to continue at approximately the same pace as the first three quarters of 2005, but overall are expected to be lower than 2004. We expect our current working capital levels to remain constant as increased receivable collections in the fourth quarter of 2005 will be offset by the increased settlement of accounts payable (both primarily in the Electrical Products Group). We intend to use cash flow in the fourth quarter of 2005 for additional costs related to the consolidation of the Abrasives facilities (primarily severance and related benefits). Additionally, funds required in 2006 for the closure of the Pineville, North Carolina are not expected to be material. We also intend to use cash flow over the next several years for the settlement of previously established restructuring accruals. The majority of these accruals relate to non-cancelable lease obligations for abandoned facilities. These accruals do not create incremental cash obligations in that we are obligated to make the associated payments whether we occupy the facilities or not. The amount we will ultimately pay out under these accruals is dependent on our ability to successfully sublet all or a portion of the abandoned facilities.

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

Subsequent to the Second Amendment’s effective date, we determined that we would likely not meet our amended financial covenants. On April 13, 2005, we obtained the Third Amendment to the Bank of America Credit Agreement. The Third Amendment eliminated the maximum Consolidated Leverage Ratio and the Minimum Consolidated EBITDA as established by the Second Amendment and adjusted the Minimum Availability such that our eligible collateral must exceed the sum of our outstanding borrowings and letters of credit under the Revolving Credit Facility by at least $5 million from the effective date of the Third Amendment through September 29, 2005 and by at least $7.5 million from September 30, 2005 until the date we deliver our financial statements for the first quarter of 2006 to our lenders. Subsequent to the delivery of the financial statements for the first quarter of 2006, the Third Amendment reestablished the minimum Fixed Charge Coverage Ratio as originally set forth in the Bank of America Credit Agreement. The Third Amendment also reduced the maximum allowable capital expenditures for 2005 from $15 million to $10 million, and increased the interest rate margins on all of the Company’s outstanding borrowings and letters of credit to the largest margins set forth in the Bank of America Credit Agreement. Effective April 13, 2005, interest accrues on the Revolving Credit Facility and Term Loan borrowings at 275 and 300 basis points over LIBOR, respectively. Interest rate margins will return to levels set forth in the Bank of America Credit Agreement subsequent to the delivery of our financial statements for the first quarter of 2006 to our lenders. We expect to be in compliance with the amended covenants in the Bank of America Credit Agreement for the remainder of 2005.

We have recently indicated to the syndicate of banks in the Bank of America Credit Agreement, that we may be unable to attain the required Fixed Charge Coverage Ratio as of the end of the first quarter of 2006. If we are unable to comply with the terms of the Fixed Charge Coverage Ratio or any of the amended covenants, we may be required to obtain further amendments and pursue increased liquidity through additional debt financing and/or the sale of assets. We believe that given our strong working capital base, additional liquidity could be obtained through additional debt financing, if necessary. However, there is no guarantee that such amendments or financing could be obtained. We are continually evaluating alternatives relating to the sale of excess assets and divestitures of certain of our business units. Asset sales and business divestitures present opportunities to provide additional liquidity by de-leveraging our financial position.

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

-The potential impact of losing lines of business at large mass merchant retailers in the discount and do-it-yourself markets.

-Competition from foreign competitors.

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

-The potential impact of our inability to satisfy NYSE listing standards;

-Changes in significant laws and government regulations affecting environmental compliance and income taxes.

Words and phrases such as “expects,”“may,”“estimates,”“will,”“would,”“intends,”“plans,”“seeks,”“believes,”“anticipates” or the negative of these words and phrases or similar words and phrases are intended to identify forward-looking statements. The results referred to in forward-looking statements may differ materially from actual results because they involve estimates, assumptions and uncertainties. Forward-looking statements included herein are as of the date hereof and we undertake no obligation to revise or update such statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. All forward-looking statements should be viewed with caution. These factors are not intended to represent a complete list of all risks and uncertainties inherent in our business and should be read in conjunction with the cautionary statements and risks included in our other filings with the SEC, including, but not limited to, our Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

ENVIRONMENTAL AND OTHER CONTINGENCIES

See Note 9 to the Condensed Consolidated Financial Statements in Part I, Item 1 for a discussion of environmental and other contingencies.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

See Note 2 to the Condensed Consolidated Financial Statements in Part I, Item 1 for a discussion of recently issued accounting pronouncements.

CRITICAL ACCOUNTING POLICIES

We disclosed details regarding certain of our critical accounting policies in the Management’s Discussion and Analysis section of our 2004 Annual Report on Form 10-K (Part II, Item 7). There have been no changes to policies as of September 30, 2005.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk
Our exposure to market risk associated with changes in interest rates relates primarily to our debt obligations. Accordingly, effective August 17, 2005, we entered into a two-year interest rate swap agreement on a notional amount of $25.0 million in the first year and $15.0 million in the second year. The fixed interest rate under the swap at September 30, 2005 and over the life of the agreement is 4.49%.Our interest obligations on outstanding debt at September 30, 2005 were indexed from short-term LIBOR. As a result of the current rising interest rate environment and the increase in the interest rate margins on our borrowings as a result of the Third Amendment to the Bank of America Credit Agreement, our exposures to interest rate risks could be material to our financial position or results of operations.

    Foreign Exchange Risk
    We are exposed to fluctuations in the Euro, British pound, Canadian dollar and Chinese Yuan Renminbi. Some of our subsidiaries make significant U.S. dollar purchases from Asian suppliers, particularly in China. An adverse change in foreign currency exchange rates of Asian countries could result in an increase in the cost of purchases. We do not currently hedge foreign currency transaction or translation exposures. In July, the Chinese Central Bank revalued the Yuan Renminbi, breaking the link to the U.S. Dollar. We are currently unable to determine the long-term effects of China’s revaluation on the foreign currency exchange rate with the U.S.

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

 Item 4. CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our SEC filings is reported within the time periods specified in the SEC's rules, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We also have investments in certain unconsolidated entities. The oversight of these entities includes an assessment of controls over the recording of related amounts in the consolidated financial statements, including controls over the selection of accounting methods, the recognition of equity method income and losses, and the determination, valuation, and recording of assets in our investment account balances.

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, Katy carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period of our report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and primary financial officer, as appropriate, to allow timely decisions regarding required disclosure.

(b)	Change in Internal Controls

There have been no changes in Katy’s internal control over financial reporting during the quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect Katy’s internal control over financial reporting.

As noted in our 2004 Annual Report on Form 10-K, our Abrasives facility in Wrens, Georgia lacks a perpetual inventory system and relies on quarterly physicals to value inventory. Throughout 2004, we adjusted our material cost of sales estimate (for preparation of non-quarter-end interim financial statements) to reflect rising material cost of sales.

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

The PwC review concluded that inventory process controls were inadequate. Among the inadequacies identified were those relating to shipping and receiving controls, bills of material and routings, security measures, and systems implementation (we are in the process of re-implementing a new ERP system). As a result of its review, PwC recommended that we take certain corrective actions, including the establishment of a perpetual inventory system. In response to each of PwC’s detailed recommendations, management developed an itemized corrective action plan which was discussed with our Audit Committee, Board of Directors and PwC. We believe that the action plan developed by our management will correct the inadequacies in our internal control over financial reporting as they relate to our inventory process at our Wrens facility. We also believe that despite these inadequacies, the quarterly physical inventory process at this facility has provided us with an accurate inventory valuation.

The following is a summary of the specific actions that have been taken to correct the internal control deficiencies:

•
Implementation of short term corrective actions in shipping and receiving - Revised shipping, receiving, physical inventory, period end cut-off and returned goods procedures have been issued. Training to reinforce the importance of the physical verification will be provided to all appropriate material handlers by the end of September. Products loaded for shipment are now verified against system generated bill of ladings. A receiving log was implemented in the first quarter of 2005 and is reviewed at least weekly by the distribution manager.

•
Establish improved interim recording of raw material usage - The shop floor module in PRMS (the facility’s ERP system) was activated on July 1, 2005. Large raw material variances can now be reviewed and/or isolated by work order to allow bill of material (“BOM”) corrections as required. Miscellaneous inventory transactions are being downloaded and reviewed at least weekly by cost accounting. A supplemental system was also re-implemented to allow the daily review of costed non-woven production runs to identify process or material variances. The output of this system yields a daily cost per yard of non-woven material produced, as well as an average cost per yard over multiple batches/runs. This information was used as a reference point and allowed material cost verifications with PRMS formula BOM’s.

•
Reestablish a monthly physical inventory until the PRMS perpetual inventory process is re-implemented - This location’s monthly physical inventory was reinstituted for the February 2005 accounting close.

•
Establish security measures to mitigate the risk of theft - All employees were issued parking permits to help identify on-site traffic of non-employees. A security camera system was installed and became operational in June 2005. Cameras provide monitoring of key plant areas by both security personnel and key managers.

•
Improve bill of material and routing accuracy - In the second quarter of 2005, a BOM accuracy project was started which encompassed the review of the most significant BOM’s across all product lines. This project was completed in late July. Efforts are now ongoing to review remaining BOM’s, prioritizing based on sales volumes and comparative analysis with other BOM’s of like material/sizes.

•
Properly staff and plan PRMS re-implementation - The PRMS re-implementation was completed at the end of July 2005. The Material Planning and Scheduling module of PRMS will be completed in the fourth quarter of 2005. The total re-implementation is being facilitated by a consultant with expertise with both PRMS and ERP system implementation across varied industries.

•
Establish procedures for production reporting and inventory transactions - Detailed procedures for reporting of production in PRMS have been issued. The implementation of scanning for inventory transactions was completed in August and documented procedures are currently under development. Additional procedures are being finalized and will be documented when they are validated.

The implementation of our action plan is an ongoing process.  Although we believe that we have made significant progress in the items noted above, we have not yet fully implemented certain of the PwC recommendations, including the establishment of a perpetual inventory system.  Accordingly, we are unable to conclude as of September 30, 2005 that our inventory process controls at our Wrens facility are adequate.

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Except as otherwise noted in Note 9 to the Condensed Consolidated Financial Statements, during the quarter for which this report is filed there have been no material developments in previously reported legal proceedings, and no other cases or legal proceedings, other than ordinary routine litigation incidental to the Company’s business and other nonmaterial proceedings were brought against the company.

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

Item 5. OTHER INFORMATION

Other
On October 11, 2005, the Company received notification from the New York Stock Exchange ("NYSE") that the Company was not in compliance with the NYSE’s continued listing standards. Katy is considered "below criteria" by the NYSE because the Company’s total market capitalization was less than $75 million over a consecutive 30 trading-day period and its shareholders’ equity was less than $75 million as of June 30, 2005. While Katy was in compliance with previous continued listing standards set forth by the NYSE, the NYSE adopted new continued listing standards, effective June 9, 2005, which increased the former standards significantly.

In accordance with the continued listing criteria set forth by the NYSE, the Company intends to present a plan to the NYSE within 45 days of its receipt of the notice, demonstrating how it intends to comply with the continued listing standards within 18 months of its receipt of the notice. The NYSE may take up to 45 days to review and evaluate the plan after it is submitted. If the plan is accepted, the Company will be subject to quarterly monitoring for compliance by the NYSE. If the NYSE does not accept the plan or if the Company is unable to achieve compliance with the NYSE’s continued listing criteria through its implementation of the plan, the Company will be subject to NYSE trading suspension and delisting, at which time the Company would intend to apply to have its shares listed on another stock exchange or quotation system.

Entry into Material Definitive Agreement
Effective August 17, 2005, the company entered into a two-year interest rate swap on a notional amount of $25.0 million in the first year and $15.0 million in the second year. The purpose of the swap is to limit the Company’s exposure to interest rate increases on a portion of the Bank of America Credit Agreement over the two-year term of the swap. The fixed interest rate under the swap at September 30, 2005 and over the life of the agreement is 4.49%.

Item 6. EXHIBITS

10.1	ISDA Master Agreement and Schedule dated as of August 11, 2005, between Bank of America, N.A. and Katy Industries, Inc. and Transaction Confirmation dated as of August 16, 2005.

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KATY INDUSTRIES, INC.
Registrant

DATE: November 15, 2005	By:	/s/ Anthony T. Castor III Anthony T. Castor III President and Chief Executive Officer
	By:	/s/ Amir Rosenthal Amir Rosenthal Vice President, Chief Financial Officer, General Counsel and Secretary