Form 10-K/A
KATY INDUSTRIES INC
filed 2006-03-29
CIK 54681

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

YES X NO ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2)

YES  __ NO X

The aggregate market value of the voting common stock held by non-affiliates of the registrant* (based upon its closing transaction price on the New York Stock Exchange Composite Tape on June 30, 2004), as of June 30, 2004 was $22,935,357. As of March 15, 2005, 7,945,377 shares of common stock, $1.00 par value, were outstanding, the only class of the registrant's common stock.

* Calculated by excluding all shares held by executive officers and directors of the registrant without conceding that all such persons are “affiliates” of the registrant for purposes of federal securities laws.

DOCUMENTS INCORPORATED BY REFERENCE
Proxy Statement for the 2005 annual meeting - Part III.

EXPLANATORY NOTE

Pursuant to Rule 3-09 of Regulation S-X, we are filing this amendment to include the financial statements of Sahlman Holding Company, Inc., an equity investment in which Katy Industries, Inc. holds a 43% interest.  The financial statements were omitted from the original filing due to the incorrect calculation of the significant subsidiary test resulting from the exclusion of an impairment charge taken in 2003.

Part IV

Item 15. EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

(a)	1. Financial Statements

The following financial statements of Katy are set forth in Part II, Item 8, of this Form 10-K:

-	Consolidated Balance Sheets as of December 31, 2004 and 2003 *
-	Consolidated Statements of Operations for the years ended December 31, 2004, 2003 and 2002 *
-	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2004, 2003 and 2002 *
-	Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002 *
-	Notes to Consolidated Financial Statements *

* - Previously filed on April 14, 2005

2. Financial Statement Schedules

Financial Statements of Sahlman Holding Company, Inc. required to be filed by Rule 3-09 of Regulation S-X:

-	Report of Independent Auditors: Sahlman Holding Company, Inc.
-	Report of Independent Auditors: Sahlman Seafoods of Nicaragua, S.A.
-	Consolidated Balance Sheets as of December 31, 2004 and 2003
-	Consolidated Statements of Operations for the years ended December 31, 2004, 2003 and 2002
-	Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2004, 2003 and 2002
-	Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002
-	Notes to Consolidated Financial Statements
-	Consents of Independent Auditors

3. Exhibits

The exhibits filed with this report are listed on the “Exhibit Index.”

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 29, 2006                 KATY INDUSTRIES, INC.
Registrant

                                                         /s/ Anthony T. Castor III
       Anthony T. Castor III
            President and Chief Executive Officer

         /s/ Amir Rosenthal
                       Amir Rosenthal
Vice President, Chief Financial Officer,
             General Counsel and Secretary

FINANCIAL STATEMENT SCHEDULES

Financial Statements of Sahlman Holding Company, Inc.

SAHLMAN HOLDING COMPANY, INC.

TAMPA, FLORIDA

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004, 2003 AND 2002

INDEPENDENT AUDITORS' REPORT

February 11, 2005

To the Board of Directors and Shareholders of
Sahlman Holding Company, Inc.

We have audited the accompanying consolidated balance sheets of Sahlman Holding Company, Inc. and its subsidiary (Sahlman Seafoods, Inc.) as of December 31, 2004 and 2003, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for the years ended December 31, 2004, 2003 and 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Sahlman Seafoods of Nicaragua, S.A., a wholly owned subsidiary of Sahlman Seafoods, Inc., which statements reflect total assets of $4,888,000 and $6,976,000 as of December 31, 2004 and 2003 and net income (loss) of $79,000, $(711,000) and $(564,000) (after intercompany eliminations for 2002) for the years ended December 31, 2004, 2003 and 2002, respectively. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for Sahlman Seafoods of Nicaragua, S.A., is based solely on the report of the other auditors.
We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sahlman Holding Company, Inc. and its subsidiary as of December 31, 2004 and 2003, and the results of their operations and their cash flows for the years ended December 31, 2004, 2003 and 2002 in conformity with accounting principles generally accepted in the United States of America.

/s/ Dwight Darby & Company
Certified Public Accountants
Tampa, Florida

INDEPENDENT AUDITORS' REPORT

January 29, 2005

To the Board of Directors and Shareholders of
Sahlman Seafoods of Nicaragua, S.A.

We have audited the accompanying balance sheet of Sahlman Seafoods of Nicaragua, S.A. (the Company) as of December 31, 2004 and 2003, and the related statements of operations and retained earnings and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on those statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in Nicaragua. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sahlman Seafoods of Nicaragua, S.A., as of December 31, 2004 and 2003, the results of its operations and cash flows for the years then ended, in conformity with accounting standards generally accepted in Nicaragua.

/s/ Grant Thornton
Certified Public Accountants
Managua, Nicaragua

INDEPENDENT AUDITORS' REPORT

January 29, 2003

To the Board of Directors and Shareholders of
Sahlman Seafoods of Nicaragua, S.A.

We have audited the accompanying balance sheet of Sahlman Seafoods of Nicaragua, S.A. (the Company) as of December 31, 2002 and 2001 and the related statements of operations and retained earnings and cash flows for the years then ended. Those financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on those statements based on our audits.

Except as discussed in the fourth paragraph, we conducted our audit in accordance with auditing standards generally accepted in Nicaragua. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

The enclosed financial statements are not intended to present the financial position, statement of operations and cash flow in accordance with the accounting principles and practices of countries and jurisdictions other than Nicaragua. Standards, procedures and practices for auditing such financial statements are those generally accepted and applied in Nicaragua.

During January 2000, the Company acquired from Shrimp Boat Management, Inc. (SBM), a related company, 20 shrimp boats amounting to US$8,997,117, which are part of the property, plant and equipment shown in the enclosed balance sheet. Due to such boats were operating at the Republic of Guyana, under lease contract agreement subscribed between the Company and SBM, we were unable to satisfy ourselves regarding the physical existence and condition of such boats. Accounting records did not allow the application of other auditing procedures regarding the physical existence and condition of such assets as of December 31, 2001. These fixed assets at December 31, 2001, materially affected the determination of the financial position, results of operations and cash flows for the year then ended.

As stated in note 11, the Company sells most of its production to Sahlman Seafoods, Inc. (major stockholder); so the Company has generated, mainly through its relation with the parent company, its income and cash flows in its operations.

Likewise, as indicated in the preceding paragraph, the Company executed operations for the leasing and sale of 20 shrimp boats to Shrimp Boat Management, Inc. (SBM), a related company, whose effects for the years ended December 31, 2002 and 2001 were as follows:

2002      2001
Assets Accounts
Decrease in property, plant and equipment     US$    8,997,117       -

Decrease in accumulated depreciation         US$    1,980,000        -

Liabilities Accounts
Decrease in accounts payable to Shrimp Boat
Management, Inc.           US$  7,591,670             -

Increase in accounts payable to Sahlman
Seafoods, Inc.          US$       574,553      -

Operations Accounts
Income due to leasing of shrimp boats, considered
as non-taxable for tax purposes        US$     1,800,003     1,803,618

Expense due to shrimp boats’ depreciation     US$      660,001          661,352

If these transactions had not been executed between related companies, their terms and conditions could have been different. The aforementioned must be considered when analyzing the financial statements of 2002 and 2001.

In our opinion, except for the effects of those adjustments in the financial statements of 2001, if any, as might have been determined to be necessary had we been able to satisfy ourselves regarding the physical existence and condition of fixed assets, mentioned in the fourth paragraph, the financial statements referred to above present fairly, in all material respects, the financial position of Sahlman Seafoods of Nicaragua, S.A. as of December 31, 2002 and 2001, the results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in Nicaragua.

/s/ KPMG
Certified Public Accountants
Managua, Nicaragua

SAHLMAN HOLDING COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

	DECEMBER 31,
	2004	2003
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$114,822	$235,628
Accounts receivable - net of allowance for
doubtful account of $14,406 and $9,000	1,224,575	1,578,551
Inventories	3,079,474	3,204,570
Note and other receivables, current portion	225,076	127,648
Prepaid expenses	438,542	456,883
Recoverable income taxes	48,900	225,626
Deferred income taxes	212,395	221,798

Total current assets	5,343,784	6,050,704

NOTE RECEIVABLE, LESS CURRENT PORTION	-	173,271

PROPERTY, PLANT AND EQUIPMENT, NET	16,906,280	17,863,528

OTHER ASSETS
Foreclosed property	179,744	-
Goodwill, net	165,366	165,366
Other, net	116,875	115,420

	461,985	280,786

	$22,712,049	$24,368,289

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$1,200,481	$942,401
Accrued expenses	480,275	475,538
Short-term debt	1,264,439	1,731,000
Current maturities of long-term debt	246,200	611,617
Income taxes payable	185,430	843,220

Total current liabilities	3,376,825	4,603,776

LONG-TERM DEBT	2,146,518	1,745,543

DEFERRED INCOME TAXES	2,783,796	3,162,715

Total liabilities	8,307,139	9,512,034

SHAREHOLDERS' EQUITY	14,404,910	14,856,255

	$22,712,049	$24,368,289

The accompanying Notes are an integral part of these Consolidated Financial Statements

SAHLMAN HOLDING COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	YEAR ENDED DECEMBER 31,
	2004	2003	2002
GROSS SALES	$16,925,341	$15,802,189	$17,612,529

EXPENSES
Cost of goods sold	15,368,379	15,200,241	16,147,352
Freight and other sales expense	343,076	349,161	281,270
General and administrative expense	1,843,940	2,080,068	2,165,342

Total expenses	17,555,395	17,629,470	18,593,964

GAIN ON SALE OF ASSETS, NET	116	233,671	1,338,468

LOSS FROM OPERATIONS	(629,938)	(1,593,610)	357,033

OTHER INCOME AND (EXPENSE)
Interest expense	(181,878)	(131,578)	(175,764)
Other income	295,738	130,409	144,556
Other expense	(174,967)	(147,461)	(421,924)

LOSS BEFORE INCOME TAXES	(691,045)	(1,742,240)	(96,099)

PROVISION FOR (BENEFIT FROM)
INCOME TAXES	(239,700)	(383,863)	38,429

NET LOSS	$(451,345)	$(1,358,377)	$(134,528)

The accompanying Notes are an integral part of these Consolidated Financial Statements

SAHLMAN HOLDING COMPANY, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

YEAR ENDED DECEMBER 31, 2004

					ADDITIONAL	FOREIGN		TOTAL
	TREASURY STOCK		COMMON STOCK		PAID-IN	CURRENCY	RETAINED	SHAREHOLDERS'
	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	TRANSLATION	EARNINGS	EQUITY
BALANCE,
JANUARY 1, 2004	(11,182)	$(1,805,111)	80,000	$8,000	$1,949,000	$(231,375)	$14,935,741	$14,856,255

NET LOSS	-	-	-	-	-	-	(451,345)	(451,345)

BALANCE,
DECEMBER 31, 2004	(11,182)	$(1,805,111)	80,000	$8,000	$1,949,000	$(231,375)	$14,484,396	$14,404,910

			YEAR ENDED DECEMBER 31, 2003

BALANCE,
JANUARY 1, 2003	(10,632)	$(1,717,067)	80,000	$8,000	$1,949,000	$(231,375)	$16,294,118	$16,302,676

PURCHASE OF TREASURY
STOCK	(550)	(88,044)	-	-	-	-	-	(88,044)

NET LOSS	-	-	-	-	-	-	(1,358,377)	(1,358,377)

BALANCE,
DECEMBER 31, 2003	(11,182)	$(1,805,111)	80,000	$8,000	$1,949,000	$(231,375)	$14,935,741	$14,856,255

			YEAR ENDED DECEMBER 31, 2002

BALANCE,
JANUARY 1, 2002	(10,632)	$(1,717,067)	80,000	$8,000	$1,949,000	$(231,375)	$16,428,646	$16,437,204

NET LOSS	-	-	-	-	-	-	(134,528)	(134,528)

BALANCE,
DECEMBER 31, 2002	(10,632)	$(1,717,067)	80,000	$8,000	$1,949,000	$(231,375)	$16,294,118	$16,302,676

The accompanying Notes are an integral part of these Consolidated Financial Statements

SAHLMAN HOLDING COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEAR ENDED DECEMBER 31,
	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(451,345)	$(1,358,377)	$(134,528)
Adjustments to reconcile net loss to net cash
provided by operating activities -
Depreciation and amortization	1,517,600	1,577,543	2,122,161
Gain on sale of assets	(116)	(233,671)	(1,338,468)
Deferred income taxes	(369,516)	(738,804)	(120,803)
(Increase) decrease in operating assets -
Accounts receivable	353,976	(198,869)	406,218
Inventories	125,096	769,009	(496,787)
Other receivables	(105,140)	160,733	116,754
Prepaid expenses	18,341	(118,780)	(47,131)
Prepaid and recoverable income taxes	176,726	(225,626)	305,542
Other assets	17,066	(403)	4,235
(Decrease) increase in operating liabilities -
Accounts payable	258,080	(193,165)	199,108
Accrued expenses	4,737	(15,597)	27,816
Income taxes payable	(657,790)	724,750	118,470

Net cash provided by operating activities	887,715	148,743	1,162,587

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(546,683)	(1,014,339)	(549,382)
Proceeds from sale of property, plant
and equipment	1,250	1,102,319	2,340,430
Proceeds from note receivable	1,239	7,086	6,511

Net cash provided by (used in) investing
activities	(544,194)	95,066	1,797,559

CASH FLOWS FROM FINANCING ACTIVITIES
Finance costs	(33,324)	(16,122)	-
Proceeds from long-term debt	604,660	400,000	-
Payments on long-term debt	(569,102)	(799,228)	(3,369,819)
Net (payments) borrowings under line of credit	(466,561)	220,953	622,962
Purchase of treasury stock	-	(88,044)	-
Payments on short-term loan	-	-	(257,000)

Net cash used in financing activities	(464,327)	(282,441)	(3,003,857)

NET DECREASE IN CASH AND CASH
EQUIVALENTS	(120,806)	(38,632)	(43,711)

CASH AND CASH EQUIVALENTS - BEGINNING	235,628	274,260	317,971

CASH AND CASH EQUIVALENTS - ENDING	$114,822	$235,628	$274,260

The accompanying Notes are an integral part of these Consolidated Financial Statements

SAHLMAN HOLDING COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	YEAR ENDED DECEMBER 31,
	2004	2003	2002
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION
Income taxes paid (refunded)	$360,803	$(190,131)	$(277,551)

Interest paid	$183,638	$134,045	$196,990

SUPPLEMENTAL DISCLOSURE OF NONCASH
TRANSACTIONS
Transfer of note receivable to other assets
as a result of foreclosure on real property	$179,744	$-	$-

The accompanying Notes are an integral part of these Consolidated Financial Statements

SAHLMAN HOLDING COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004, 2003 AND 2002

NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business - Sahlman Holding Company, Inc. (Company) owns 100% of Sahlman Seafoods, Inc. (Sahlman or the Subsidiary), a wholesaler of shrimp and other seafood located in Tampa, Florida. Sahlman's customers are located throughout the United States. Sahlman has three wholly owned foreign subsidiaries. Two are located in Guyana and are involved in the harvesting and processing of shrimp and other seafood. The other foreign subsidiary is located in Nicaragua and is involved in the operation of a shrimp farm and processing plant.

Use of Estimates - The Company prepares its financial statements in conformity with accounting principles generally accepted in the United States of America. These principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosed contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its subsidiaries after elimination of intercompany accounts and transactions.

Cash and Cash Equivalents - The Company considers all short-term highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Accounts Receivable - Trade accounts receivable are carried at their estimated collectible amounts and trade credit is generally extended on a short-term basis; thus trade receivables do not bear interest. Trade accounts receivable are periodically evaluated for collectibility based on past credit history with customers and their current financial condition.

The Company uses the reserve method of accounting for bad debts for financial reporting purposes and the direct write-off method for income tax purposes. Trade accounts receivable are charged against the allowance account when such receivables are deemed to be uncollectible.

Inventories - Inventories of materials and supplies are stated at lower of cost or market, determined under the average cost method. Inventories of finished products are valued at production cost under the average cost method, which is not more than market value. Stock in ponds consists of the direct and indirect costs incurred in the cultivation and maintenance of shrimp.

SAHLMAN HOLDING COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004, 2003 AND 2002

NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Other Assets - Prior to 2002, the Company amortized goodwill over a twenty-year period using the straight-line method. However, in accordance with Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and other Intangible Assets" (Statement No. 142), the Company discontinued the amortization of goodwill effective January 1, 2002 (see Note 4).

Costs of acquiring loans are capitalized and amortized over the term of the loan using the straight line method.

Property, Plant and Equipment - Property, plant and equipment are stated at cost, less accumulated depreciation. The Company computes depreciation using the straight-line method over the estimated useful lives of the assets as follows:

Land improvements 15 years
Building 5 - 30 years
Marine vessels 10 - 20 years
Machinery and equipment 5 - 20 years

For income tax purposes, buildings, marine vessels and machinery and equipment are depreciated under the lives and methods of the applicable income tax regulations in effect at the acquisition date. Effective January 1, 2003, the salvage value was changed on the marine vessels to more accurately reflect their depreciable value. (See Note 3)

Income Taxes - The Company accounts for its income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires the liability method of accounting for income taxes. Under this method, deferred taxes are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates.

Concentration of Credit Risk - The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents. The Company places its cash and temporary cash investments with high credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit.

For the year ended December 31, 2004, one customer accounted for $2,748,000 of the Company's sales, for the year ended December 31, 2003, three customers accounted for $5,269,000 of the Company's sales and for the year ended December 31, 2002, four customers accounted for $7,789,000 of the Company's sales.

SAHLMAN HOLDING COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004, 2003 AND 2002

NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Foreign Currency Translation - Financial statements for two of the foreign subsidiaries have been remeasured to U.S. dollars considering the dollar as the functional currency. Under this method, monetary assets and liabilities are remeasured as of the exchange rate in effect as of the financial statement date; nonmonetary assets and liabilities at the date when they were acquired or incurred; property and equipment at its acquisition date; and capital stock at the exchange rate in effect when recorded. Income and expenses are recorded at an average rate for the year, except for depreciation and amortization whose remeasurement is made at the historical exchange rate. Under this method, gains and losses from remeasurement are recognized in net income of the period. For the years ended December 31, 2004, 2003 and 2002, a net loss of $62,200, $51,500 and $238,900 on remeasurement is included in other expense, respectively. The 2004, 2003 and 2002 loss on remeasurement net of income taxes is $41,000, $34,000 and $157,700, respectively. In years prior to 1998, the foreign currency was considered the functional currency and gains or losses on exchange were recorded as a separate component of shareholders’ equity.

Advertising Costs - All of the Company’s advertising costs are nondirect-response costs and are expensed as incurred. Advertising costs for the years ended December 31, 2004, 2003 and 2002 were $36,498, $92,654 and $77,167, respectively.

Shipping and Handling Costs - Included in "freight and other sales expense" on the statement of operations is shipping and handling costs of $259,513, $214,451 and $193,482 for 2004, 2003 and 2002, respectively.

Impairment of Long-Lived Assets - The Company evaluates the recoverability of its long-lived assets whenever adverse events or changes in business climate indicate that the expected undiscounted future cash flows from the related assets may be less than previously anticipated. If the net book value of the related asset exceeds the undiscounted future cash flows of the asset, the carrying amount would be reduced to the present value of its expected future cash flows and an impairment loss would be recognized. As of December 31, 2004 and 2003, management does not believe that an impairment reserve is required.

SAHLMAN HOLDING COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004, 2003 AND 2002

NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Asset Disposals - During 2003, the Company sold four shrimp trawlers for $1,130,000. A portion of the total proceeds was used to pay down the term debt upon the bank’s approval. The cost of the four vessels sold totaled $1,768,000 with accumulated depreciation of $900,000, leaving a net book value of $868,000. After expenses to ready the boats for sale, the Company recognized a gain on the sale in the amount of $234,355.
During 2002, the Company sold ten older shrimp trawlers for $2,445,000. Net sales proceeds in the amount of $1,874,000 were used to pay down the term debt in accordance with the loan agreement. The cost of the ten vessels sold totaled $3,808,000 with accumulated depreciation of $2,807,000, leaving a net book value of $1,001,000. After expenses to ready the boats for sale, the Company recognized a gain on the sale in the amount of $1,338,468.
The sale of the vessels will reduce the high repair expense incurred in previous years on the vessels as well as reduce interest on the loan, enabling the Company to improve its loan service position.

NOTE 2 - INVENTORIES

Inventories consist of the following:

	2004	2003
Seafood products	$1,233,091	$1,474,220
Supplies	1,751,653	1,635,113
Stock in ponds	94,730	95,237

Total inventories	$3,079,474	$3,204,570

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	2004	2003
Land	$559,801	$559,801
Land improvements	1,541,082	1,541,082
Buildings	4,430,362	4,240,560
Marine vessels	15,987,066	15,987,066
Machinery and equipment	5,559,121	5,767,265
Furniture and fixtures	555,342	748,797
Construction in progress	100,184	322,883

Total property, plant and equipment	28,732,958	29,167,454
Less accumulated depreciation	(11,826,678)	(11,303,926)

Property, plant and equipment, net	$16,906,280	$17,863,528

SAHLMAN HOLDING COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004, 2003 AND 2002

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT (Continued)

Effective January 1, 2003, the Company changed the salvage value of their shrimp trawlers from $100,000 to $200,000. This change was made to more accurately reflect the value expected to be received by the Company upon the sale of their used boats and was based on used shrimp trawler sales by the Company in recent years. For 2003, this change resulted in a $443,000 reduction in depreciation expense and a reduction in the net loss after income taxes of $276,000.
Construction in progress consists of costs incurred for expanding the shrimp processing plant in Nicaragua.

NOTE 4 - OTHER ASSETS

Other assets consist of the following:

	2004	2003
Foreclosed property	$179,744	$-

Goodwill	$566,880	$566,880
Less accumulated amortization	(401,514)	(401,514)

Goodwill, net	$165,366	$165,366

Deferred financing costs	$85,318	$51,994
Less accumulated amortization	(44,479)	(29,676)

Deferred financing costs, net	40,839	22,318

Other assets (see Note 11)	76,036	93,102

Total other assets, net	$116,875	$115,420

During 2004, the Company began foreclosure proceedings to repossess real property in satisfaction of a note receivable defaulted upon by the owners of the property. Management anticipates that the foreclosure will be completed by June 2005 and that there will be a recovery in excess of the $179,744 balance due on the note plus any expenses incurred. Therefore, as of December 31, 2004, $179,744 is included on the balance sheet in other assets. It is the intention of the Company to list the property for sale once the foreclosure is completed.
In accordance with the provisions of Statement No. 142, which includes requirements to test goodwill and indefinite lived intangible assets for impairment rather than amortize them, the Company performed the annual impairment test during 2004 and 2003. The results of this test indicated that the Company's goodwill was not impaired, as the fair value of the asset did exceed its carrying value.

SAHLMAN HOLDING COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004, 2003 AND 2002

NOTE 4 - OTHER ASSETS (Continued)

As of December 31, 2004 and 2003, the gross carrying amount of deferred financing costs is $85,318 and $51,994, respectively. During 2004, new loan costs were incurred in the amount of $33,324 that are to be amortized over one to three years. During 2003, loans with costs in the amount of $16,122 were incurred that are to be amortized over three years. Amortization expense related to deferred financing costs included in other expense for the years ended December 31, 2004, 2003 and 2002 was $14,803, $9,080 and $9,843, respectively.

The future estimated amortization expense is as follows:

2005	$8,448
2006	8,448
2007	8,448
2008	8,448
2009	7,047

$40,839

NOTE 5 - SHORT-TERM DEBT

In 1997, the Company entered into the Second Amended and Restated Credit Agreement (Second Amended Credit Agreement) (see Note 6) with SouthTrust Bank now known as Wachovia Bank, N.A., (SouthTrust), which provided financing under a line of credit facility of up to $2,000,000. During 2003, the line of credit was amended and restated by the Third Amended and Restated Credit Agreement and the First Amendment to Third Amended and Restated Credit Agreement (Third Amended Credit Agreement) with SouthTrust. The Company and the bank desired to amend and restate the Second Amended Credit Agreement to concisely and accurately reflect the current agreements of the parties. The Third Amended Credit Agreement consolidates two term notes outstanding with SouthTrust (see Note 6) and the line of credit was amended to allow for advances not to exceed $2,250,000. Advances are limited based on a formula applied to assets and less any issued letters of credit and accrue interest at the Company’s option at either LIBOR plus 130 to 225 basis points as determined by the Company's ratio of total liabilities to tangible net worth or the prime rate of SouthTrust.

SAHLMAN HOLDING COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004, 2003 AND 2002

NOTE 5 - SHORT-TERM DEBT (Continued)

During 2004, the line of credit was amended and restated by the Second Amendment to Third Amended and Restated Credit Agreement to extend additional credit to the Company and to modify certain provisions of the loan agreement. The Second Amendment allows for advances not to exceed $2,500,000 for the period commencing July 8, 2004 and ending November 4, 2004 and not to exceed $2,250,000 at all other times. Advances accrue interest at LIBOR plus 225 basis points. At December 31, 2004 and 2003 advances of $1,264,439 and $1,731,000 were outstanding, respectively. The line of credit is secured by the Company's accounts receivable, inventory and certain equipment. The line of credit matures on July 31, 2005 and is subject to annual renewal at SouthTrust's discretion.

NOTE 6 - LONG-TERM DEBT

Long-term debt consists of the following:

	2004	2003
SouthTrust term loans	$2,168,633	$2,202,330
Sahlman Seafoods of Nicaragua,
SA bank loan	224,085	150,000
Other	-	4,830

Total long-term debt	2,392,718	2,357,160
Less current maturities of long-term debt	246,200	611,617

Total long-term debt	$2,146,518	$1,745,543

SouthTrust - During 1997, the Company paid off its revolving loan and consolidated the remaining debt balances of the original term loan and Vessel Acquisition Facility Note into one consolidated term loan governed by the provisions of the SouthTrust Second Amended Credit Agreement. On January 23, 2001, the Company refinanced the remaining balance due on this note as of that date into a new 2001 Consolidation Note. The total amount advanced under the agreement was $1,200,000. Advances under the note accrue interest at the LIBOR rate plus 130 to 225 basis points as determined by the Company's ratio of total liabilities to tangible net worth. The loan bore interest at 2.619% at December 31, 2003 and was to be repaid in equal monthly installments of $6,667 with a final payment of $800,000 due January 23, 2006. The note was secured by real property with a Negative Pledge Agreement on all shrimp trawlers of the Company. The outstanding balance at December 31, 2003 was $966,667.

SAHLMAN HOLDING COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004, 2003 AND 2002

NOTE 6 - LONG-TERM DEBT (Continued)

In 2003, the 1999 term note and the 1999 Vessel Acquisition Facility were consolidated and refinanced with SouthTrust into a new term note, the 2003 Term Loan. The 2003 Term Loan was governed by the provisions of the Third Amended Credit Agreement. The original principal amount of the note was $1,287,667. The note was renewed in August 2003 to increase the principal amount by $250,000 for a note balance of $1,430,362. The note accrued interest at the Company's option at either the LIBOR rate plus 155 to 250 basis points as determined by the Company's ratio of total liabilities to tangible net worth or the prime rate of SouthTrust. At December 31, 2003, the loan bore interest at 2.7% and was to be repaid in equal monthly installments of $39,732. The loan was to mature on August 15, 2006 and was unsecured; however, SouthTrust required a Negative Pledge Agreement on all shrimp trawlers of the Company as a condition of, and as partial consideration for, entering into the credit agreement. At December 31, 2003, the outstanding loan balance was $1,235,663.

In 2004, the 2001 Consolidation Note and the 2003 term loan were consolidated and refinanced with SouthTrust into a new term note, the 2004 Consolidation Note. The 2004 Consolidation Note is governed by the provisions of the Third Amendment to Third Amended and Restated Credit Agreement. The original principal amount of the note was $2,193,000, which included an advance in the principal amount of $454,659. The note accrues interest at the Company's option at either the LIBOR rate plus 155 to 250 basis points as determined by the Company's ratio of total liabilities to tangible net worth or the prime rate of SouthTrust. At December 31, 2004, the loan bore interest at 4.7% and is to be repaid in equal monthly installments of $12,183. The loan matures on October 28, 2009 and is secured by real property with a Negative Pledge Agreement on all shrimp trawlers of the Company. The outstanding balance at December 31, 2004 was $2,168,333.

The loan agreements contain certain restrictive covenants requiring the Company to meet certain financial ratios and other matters. At December 31, 2004, the Company was in compliance with these covenants. At December 31, 2003, the Company was not in compliance with one of these covenants. The bank agreed to waive compliance with this covenant.

SAHLMAN HOLDING COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004, 2003 AND 2002

NOTE 6 - LONG-TERM DEBT (Continued)

Other long-term debt in the amount of $150,000 originated in 2003, with an additional $150,000 in 2004, in connection with one of the wholly-owned subsidiaries, Sahlman Seafoods of Nicaragua, S.A. (SSN). The note matures on December 11, 2006 and is payable in 36 monthly installments bearing an annual interest rate of 9.55%. The loan is guaranteed by equipment and a mortgage on land and facilities of SSN. In addition, a new car loan was taken out in October 2001 in the amount of $17,386 payable in 36 monthly installments of $483 beginning on November 30, 2001 at 0% interest.
Aggregate maturities of long-term debt during the five years ending in 2009 are as follows:

2005	$246,200
2006	270,285
2007	146,200
2008	146,200
2009	1,583,833

$2,392,718

NOTE 7- INCOME TAXES

For the years ended December 31, 2004, 2003 and 2002, the provision for (benefit from) income taxes consists of the following:

	2004	2003	2002
Current
Federal	$(46,900)	$354,941	$96,315
Foreign	49,377	-	50,147

Total current	2,477	354,941	146,462

Deferred
Federal	(212,720)	(693,156)	(155,873)
State	(10,020)	(45,648)	(12,404)
Foreign	(19,437)	-	60,244

Total deferred	(242,177)	(738,804)	(108,033)

Total provision for (benefit from)
income taxes	$(239,700)	$(383,863)	$38,429

SAHLMAN HOLDING COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004, 2003 AND 2002

NOTE 7- INCOME TAXES (Continued)

Deferred income taxes resulting from the tax effects of temporary differences consist of book depreciation in excess of tax depreciation, fixed asset sales, reserves and accrued expenses, intercompany profit and unremitted earnings of foreign subsidiaries. Other differences between income taxes computed using the statutory federal and state income tax rates and the provision for income taxes are attributed primarily to foreign income being subject only to federal income tax. Net deferred tax liabilities and assets are $2,571,401 and $2,940,917 at December 31, 2004 and 2003, respectively. For 2004 and 2003, a valuation allowance of $232,000 has been provided on deferred tax assets for losses incurred related to a foreign subsidiary. The future realization of income tax benefits from the losses is uncertain.

During 2003, the Company's 2000, 2001 and 2002 income tax returns were examined by the IRS. As a result of the examination, taxable income was recognized in 2003 in the amount of $932,400 from unremitted earnings of a foreign subsidiary. The effect of this change on the balance sheet is to reclassify deferred income taxes - long term liability in the amount of $317,000 to income taxes currently payable.

For the year ended December 31, 2004, the Company had a federal and state tax loss of approximately $139,000. The federal loss will be carried back to recover income taxes of $46,900 paid in 2002. For state income tax purposes, this loss will be carried forward to offset taxable income of future years.

For the year ended December 31, 2003, the Company had a federal and state tax loss of approximately $664,000. The federal loss was carried back to recover income taxes of $225,626 paid in 2002. For state income tax purposes, this loss will be carried forward to offset taxable income of future years.

A valuation allowance for the cumulative state loss carryforward of $2,068,000, resulting in a deferred tax asset of $114,000, is not considered necessary as it is anticipated that future income will absorb the losses. The state loss carryforward expires from 2021 to 2024.

NOTE 8 - CAPITAL STOCK

Common Stock - The Company has four classes of authorized common stock: Class A, B, C and D. Under the Company’s Amended and Restated Certificate of Incorporation, the relative rights and preferences of each class of stock are as follows:

SAHLMAN HOLDING COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004, 2003 AND 2002

NOTE 8 - CAPITAL STOCK (Continued)

Voting Rights - The holders of Class A, B and C common stock will vote together as a single combined class on all matters submitted to a vote of the shareholders, with each holder of Class A, B and C common stock being entitled to one vote per share of such stock held. The holders of Class D common shares have no right to vote on any matters submitted to a vote of the shareholders.

Liquidation Preferences - Upon dissolution, liquidation, or winding up of the Corporation, holders of Class B common stock are entitled to a minimum liquidation value of $100 per share. Holders of Class C and D common stock are then entitled to the remaining assets available for distribution after the distribution to holders of Class B based upon the number of shares of C and D shares over the total number of common shares outstanding. Remaining distributions shall be to all holders of Class A and B shares on the basis of the number of such shares outstanding.

Redeemable Stock - If any employee ceases to be employed, then such employee’s Class A stock that was purchased through the exercise of options will be subject to repurchase by the Company. The Company has the right of first refusal to purchase any or all of such Class A common stock held, if such employee’s termination was with or without cause or if termination is the result of death, disability, or achieving the age of 65. If the employee voluntarily terminates or is terminated for cause, the repurchase price for Class A common stock will be the lesser of the price the employee paid for the repurchased shares plus seven percent annual simple interest, or the value of such repurchased shares on the date 30 days prior to the date of termination. If the employee is terminated without cause or if the termination is a result of death, disability, or achieving the age of 65, the repurchase price of Class A common stock will be the value as defined in the Stock Options and Repurchase Agreement of such repurchased shares on the date 30 days prior to the date of termination.

Convertible Stock - Class D common stock is convertible into shares of Class C common stock. Such conversion will be effected by the surrender of the Class D common stock in exchange for the Class C common stock upon consummation of an initial public, Rule 144, or Regulation A offering or upon the sale of Class C common stock to those shares convertible to Class C shares equaling 2% or more of the outstanding common stock having voting rights.

SAHLMAN HOLDING COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004, 2003 AND 2002

NOTE 8 - CAPITAL STOCK (Continued)

Additional stock information is as follows:

	2004	2003
Class A common stock:
Par value per share	.10	.10
Shares authorized	60,000	60,000
Shares outstanding, net of
treasury stock	27,068	27,068

Class B common stock:
Par value per share	.10	.10
Shares authorized	50,000	50,000
Shares outstanding, net of
treasury stock	41,750	41,750

Class C common stock:
Par value per share	.10	.10
Shares authorized	40,000	40,000
Shares outstanding, net of
treasury stock	-	-

Class D common stock:
Par value per share	.10	.10
Shares authorized	40,000	40,000
Shares outstanding, net of
treasury stock	-	-

NOTE 9 - STOCK OPTION PLANS

During 2001, 1999, 1998 and 1997, the Company’s stockholders approved the granting of incentive stock options for shares of Class A common stock to key executives and management. Under the Stock Option and Repurchase Agreements, all options were granted at a price of $160.08, which is considered by management to be equal to market value on the date of grant. All options are exercisable immediately.

SAHLMAN HOLDING COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004, 2003 AND 2002

NOTE 9 - STOCK OPTION PLANS (Continued)

A summary of option transactions during the years ended December 31, 2004 and 2003 is shown below:

	Number	Weighted Average
	of Shares	Option Price
Options (granted and unexercised)
at January 1, 2004	4,117	$160.08
Granted	-	-
Exercised	-	-
Forfeited	-	-

Options (granted and unexercised)
at December 31, 2004	4,117	$160.08

	Number	Weighted Average
	of Shares	Option Price
Options (granted and unexercised)
at January 1, 2003	4,117	$160.08
Granted	-	-
Exercised	-	-
Forfeited	-	-

Options (granted and unexercised)
at December 31, 2003	4,117	$160.08

The fair value of the options is determined by the management of the Company. The Company applies APB Opinion 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its stock option plans. Had compensation cost been determined based on the fair value at the grant date consistent with the method of FASB No. 123, "Accounting for Stock-Based Compensation," the net loss of the Company would not have been affected in 2004 and 2003.

NOTE 10 - EMPLOYEE BENEFIT PLAN

The subsidiary has a 401(k) Profit Sharing and Savings Plan (the Plan) covering nearly all employees of the domestic company. Under the provisions of the Plan, participants have the right to make employee contributions in whole percentages of not less than two percent or more than fifteen percent of their gross annual earnings, subject to limitations prescribed by law. Employees are eligible to participate in the Plan if they are age eighteen or older and have completed six months of service. Participants are immediately vested in their contributions and earnings thereon.

SAHLMAN HOLDING COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004, 2003 AND 2002

NOTE 10 - EMPLOYEE BENEFIT PLAN (Continued)

The Company may elect to match the employees’ contributions, but not in excess of two percent of the participant’s gross annual earnings. The Company contributions to this plan were $12,553, $14,151 and $15,540 for the years 2004, 2003 and 2002, respectively.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Litigation - In the ordinary course of business, the Company and its Subsidiary are involved in litigation primarily as a result of injuries sustained during shrimp boat operations. The Company is self-insured for these claims. Management believes that the reserves are adequate to cover unpaid losses that have been incurred as of December 31, 2004.

Insurance Coverage - The Company provides insurance for workers’ compensation claims and boat reserve claims. The Company is fully insured for group health care claims. In the opinion of management, the reserve for workers’ compensation claims of approximately $-0- and $180,000 and the boat reserve of $3,000 and $9,000 included in accrued expenses represent adequate provision for covering unpaid losses which have been incurred as of December 31, 2004 and 2003, respectively. The Company had a protection and indemnity insurance policy to cover the employees working on the shrimp boats. This policy expired on December 15, 2001, and the Company has decided not to renew it as all of the boats are now St. Vincent registry, which the Company feels will virtually eliminate the risk of future claims in the United States.

Letters of Credit - The Company was contingently liable as of December 31, 2003 for $175,000 related to a letter of credit which guaranteed workers’ compensation claims.

Rights and Concessions - SSN has entered into contracts for the construction of shrimp farming operations located in Nicaragua.

One contract entered into during 1997 and 1998, is for a 1,787.5 acre land lease for twenty years with the government of Nicaragua. Payments of $52,606 have been made with additional payments of 1% of the gross sales due annually to the government once production begins. No additional amounts have been paid in connection with the requirements of the lease, nor has any been accrued, as construction has not begun as of December 31, 2004. Under the terms of the lease, construction was required to begin by October 1, 1998. The Company is undecided as to when, or if, they will begin construction.

SAHLMAN HOLDING COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004, 2003 AND 2002

NOTE 11 - COMMITMENTS AND CONTINGENCIES (Continued)

In November 2000, SSN was granted the right to construct a shrimp farm in exchange for a fee of $50,000 paid to a Nicaraguan government agency.

The payments made under these agreements are included with other assets and at December 31, 2004 and 2003, amounted to $66,897 and $74,112 net of amortization, respectively. Payments relating to these rights and concessions are being amortized over 20 years using the straight-line method.

NOTE 12 - RELATED PARTY TRANSACTIONS

The Company paid a shareholder a consulting fee $25,000 for the year ended December 31, 2002. During the year ended December 31, 2002, loans from shareholders were paid off with interest of $3,155 at 8%.

CONSENT OF INDEPENDENT PUBLIC ACCOUNTING FIRM

We consent to the incorporation by reference in the Registration Statement on Form S-8 (Nos. 333-78709, 33-60443, and 33-60449) of Katy Industries, Inc. of our report dated February 11, 2005, with respect to the consolidated balance sheets of Sahlman Holding Company, Inc. as of December 31, 2004 and 2003 and the related statements of operations for the years ended December 31, 2004, 2003 and 2002, which appears in this Form 10-K/A.

/s/ Dwight Darby & Company
Certified Public Accountants
Tampa, Florida
March 28, 2006

CONSENT OF INDEPENDENT PUBLIC ACCOUNTING FIRM

We consent to the incorporation by reference in the Registration Statement on Form S-8 (Nos. 333-78709, 33-60443, and 33-60449) of Katy Industries, Inc. of our report dated January 29, 2005, with respect to the balance sheet of Sahlman Seafoods of Nicaragua, S.A. as of December 31, 2004 and 2003 and the related statements of operations for the years then ended, which appears in this Form 10-K/A.

/s/ Grant Thornton
Certified Public Accountants
Managua, Nicaragua
March 28, 2006

CONSENT OF INDEPENDENT PUBLIC ACCOUNTING FIRM

We consent to the incorporation by reference in the Registration Statement on Form S-8 (Nos. 333-78709, 33-60443, and 33-60449) of Katy Industries, Inc. of our report dated January 29, 2003, with respect to the balance sheet of Sahlman Seafoods of Nicaragua, S.A. as of December 31, 2002 and 2001 and the related statements of operations for the years then ended, which appears in this Form 10-K/A.

/s/ KPMG
Certified Public Accountants
Managua, Nicaragua
March 28, 2006