Form 10-K
period 2005-12-31
KATY INDUSTRIES INC
filed 2006-03-31
CIK 54681

United States Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended: December 31, 2005
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission file number 1-5558
Katy Industries, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State of Incorporation)	75-1277589 (IRS Employer Identification Number)

765 Straits Turnpike, Suite 2000, Middlebury, CT (Address of Principal Executive Offices)	06762 (Zip Code)

Registrant’s telephone number, including area code: (203) 598-0397
Securities registered pursuant to Section 12(b) of the Act:

(Title of each class) Common Stock, $1.00 par value Common Stock Purchase Rights	(Name of each exchange on which registered) New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
YES  ☐  NO  ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
YES  ☐  NO  ☑
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES  ☑  NO  ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer  ☐  Accelerated filer  ☐  Non-accelerated filer  ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☑
     The aggregate market value of the voting common stock held by non-affiliates of the registrant* (based upon its closing transaction price on the New York Stock Exchange Composite Tape on June 30, 2005), as of June 30, 2005 was $15,778,722. As of March 15, 2006, 7,993,177 shares of common stock, $1.00 par value, were outstanding, the only class of the registrant’s common stock.

*	Calculated by excluding all shares held by executive officers and directors of the registrant without conceding that all such persons are “affiliates” of the registrant for purposes of federal securities laws.
DOCUMENTS INCORPORATED BY REFERENCE
Proxy Statement for the 2006 annual meeting – Part III.
Exhibit index appears on page 133. Report consists of 161 pages.

PART I
Item 1. BUSINESS
     Katy Industries, Inc. (Katy or the Company) was organized as a Delaware corporation in 1967 and has an even longer history of successful operations, with some of its predecessor companies having been established for as long as 75 years. We are organized into two operating groups, Maintenance Products and Electrical Products, and a corporate group. Each majority-owned company in the two groups operates within a broad framework of policies and corporate goals. Katy’s corporate group is responsible for overall planning, financial management, acquisitions, dispositions, and other related administrative and corporate matters.
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
     Since the Recapitalization, the Company’s management has been focused on the following restructuring and cost reduction initiatives:
•	Consolidation of facilities: 36 manufacturing, distribution and office facilities closed or consolidated (including 1 to be closed during 2006); manufacture and distribution of each business unit centralized; Electrical Products manufacturing outsourced to Asia.

•	Divestitures of non-core operations: 4 non-core business units have been sold or otherwise exited and proceeds have been applied to reduce debt.

•	Selling general and administrative (SG&A) cost rationalization: restructured duplicative corporate and support functions; overhead reduced; implemented shared sales, administrative and support services model.

•	Organizational changes: across-the-board review of management talent and key hires made at both the corporate and operational levels.
     With these initiatives nearly complete, the Company’s focus has shifted to sustaining revenue growth and managing raw material costs. Our future cost reductions, if any, will continue to come from process improvements (such as Lean Manufacturing and Six Sigma), value engineering products, improved sourcing/purchasing and lean administration.
Operations
     Selected operating data for each operating group can be found in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part II, Item 7. Information regarding foreign and domestic operations and export sales can be found in Note 17 to the Consolidated Financial Statements of Katy included in Part II, Item 8. Set forth below is information about our operating groups and investments and about our business in general.
     We have restructured many of our operations in order to maintain a low cost structure, which is essential for us to be competitive in the markets we serve. These restructuring efforts include consolidation of facilities, headcount reductions, and evaluation of sourcing strategies to determine the lowest cost method for obtaining finished product. Costs associated with these efforts include expenses for recording liabilities for non-cancelable leases at facilities that are abandoned, severance and other employee termination costs, costs to move inventory and equipment, consultant costs for sourcing strategy evaluation, and other exit costs that may be incurred not only with consolidation of facilities, but potentially the complete shut down of certain manufacturing and distribution operations. We have incurred significant costs in this respect, approximately $45 million since the beginning of 2001. As our post-Recapitalization restructuring plan approaches completion, we expect to incur additional costs of approximately $0.5 million in 2006, mostly related to the consolidation of our Glit business unit. Additional details regarding severance, restructuring and related charges can be found in Note 19 to the Consolidated Financial Statements of Katy included in Part II, Item 8.

Maintenance Products Group
     The Maintenance Products Group’s principal business is the manufacturing and distribution of commercial cleaning products as well as consumer home and automotive storage products. Commercial cleaning products are sold primarily to janitorial/sanitary and foodservice distributors that supply end users such as restaurants, hotels, healthcare facilities and schools. Consumer home and automotive storage products are primarily sold through major home improvement and mass market retail outlets. Total revenues and operating loss for the Maintenance Products Group during 2005 were $247.9 million and ($8.4) million, respectively. The group accounted for 54% of the Company’s revenues in 2005. Total assets for the group were $133.2 million at December 31, 2005. The business units in this group are:
     Continental Commercial Products, LLC (CCP) is the successor entity to Contico International, L.L.C. (Contico) and includes as divisions all the former business units of Contico (Continental, Contico, Metal Truck Box and Container), as well as the following business units: Disco, Glit and Wilen. CCP is headquartered in Bridgeton, Missouri near St. Louis, has additional operations in California, Georgia and Texas, and was created mainly for the purpose of simplifying our business transactions and improving our customer relationships by allowing customers to order products from any CCP division on one purchase order.
The Continental business unit is a plastics manufacturer and a distributor of products for the commercial janitorial/sanitary maintenance and food service markets. Continental products include commercial waste receptacles, buckets, mop wringers, janitorial carts, and other products designed for commercial cleaning and food service. Continental products are sold under the following brand names: Continental®, Kleen Aire™, Huskee™, SuperKan™, KingKan™, Unibody™, and Tilt’N Wheel™.
The Contico business unit is a plastics manufacturer and distributor of home storage products, sold primarily through major home improvement and mass market retail outlets. Contico products include plastic home storage units such as domestic storage containers, shelving and hard plastic gun cases and are sold under the following brand names: Contico® and Tuffbin®.
The Metal Truck Box business unit is a manufacturer and distributor of aluminum and steel automotive storage products, sold primarily through major home improvement outlets. Metal Truck Box products are sold under the following brand names: Husky®, Tradesman® and Tuff Box®. Husky® is a registered trademark of Stanley Works.
The Container business unit is a plastics manufacturer and distributor of industrial storage drums, pails and bins for commercial and industrial use. Products are sold under the Contico® Container brand name.
The Disco business unit is a manufacturer and distributor of filtration, cleaning and specialty products sold to the restaurant/food service industry. Disco products include fryer filters, oil stabilizing powder, grill cleaning implements and other food service items and are sold under the Disco® name as well as BriteSorb®, and the Brillo® line of cleaning products. BriteSorb® is a registered trademark used under license from PQ Corporation, and Brillo® is a registered trademark used under license from Church & Dwight Company.
The Glit business unit is a manufacturer and distributor of non-woven abrasive products for commercial and industrial use and also supplies materials to various original equipment manufacturers (OEM). The Glit unit’s products include floor maintenance pads, hand pads, scouring pads, specialty abrasives for cleaning and finishing and roof ventilation products. Products are sold primarily in the commercial sanitary maintenance, food service and construction markets. Glit products are sold under the following brand names: Glit®, Glit Kleenfast®, Glit/Microtron®, Fiber Naturals®, Big Boss II®, Blue Ice®, Brillo®, BAB-O®, and Old Dutch® brand names. Brillo® is a registered trademark used under license from Church & Dwight Company, Old Dutch® is a registered trademark used under license from Dial Brands, Inc., and BAB-O® is a registered trademark used under license from Fitzpatrick Bros., Inc.
This unit’s primary manufacturing facilities are in Wrens, Georgia, Washington, Georgia, and Pineville, North Carolina. The Pineville facility is expected to close during 2006 and its operations consolidated into the Wrens facility.
The Wilen business unit is a manufacturer and distributor of professional cleaning products which includes mops, brooms, brushes, and plastic cleaning accessories. Wilen products are sold primarily through commercial sanitary maintenance and food service markets, with some products sold through consumer retail outlets. Products are sold under the following brand names: Wax-o-matic™, Wilen™ and Rototech®.

The Maintenance Products Group also has operations in Canada and the United Kingdom (U.K.).
     The CCP Canada business unit, headquartered in Etobicoke, Ontario, Canada, is a distributor of primarily plastic products for the commercial and sanitary maintenance markets in Canada.
     The Gemtex business unit is headquartered in Etobicoke, Ontario, Canada, and is a manufacturer and distributor of resin fiber disks and other coated abrasives for the OEM’s, automotive, industrial, and home improvement markets. The most prominent brand name under which the product is sold is Trim-Kut®.
     The Contico Manufacturing, Ltd. (CML) business unit is a distributor of a wide range of cleaning equipment, storage solutions and washroom dispensers for the commercial and sanitary maintenance and food service markets primarily in the U.K.
     The Contico Europe Limited (CEL) business unit is a manufacturer and distributor of plastic consumer storage and home products, sold primarily to major retail outlets in the U.K.
Electrical Products Group
     The Electrical Products Group’s principal business is the design and distribution of consumer electrical corded products. Products are sold principally to national home improvement and mass merchant retailers, who in-turn sell to consumer end-users. Total revenues and operating income for the Electrical Products Group during 2005 were $207.3 million and $17.4 million, respectively. The group accounted for 46% of the Company’s revenues in 2005. Total assets for the group were $66.7 million at December 31, 2005. Woods Industries, Inc. (Woods US) and Woods Industries (Canada), Inc. (Woods Canada) are both subject to seasonal sales trends in connection with the holiday shopping season, with stronger sales and profits realized in the third and early fourth quarters. The business units in this group are:
     The Woods US business unit is headquartered in Indianapolis, Indiana, and distributes consumer electrical corded products and electrical accessories. Examples of Woods US products are outdoor and indoor extension cords, work lights, surge protectors, and power strips. Woods US products are sold under the following brand names: Woods®, Yellow Jacket®, Tradesman®, SurgeHawk®, and AC/Delco®. AC/Delco® is a registered trademark of The General Motors Corporation. These products are sold primarily through national home improvement and mass merchant retail outlets in the United States. Woods US’ products are sourced primarily from Asia.
     The Woods Canada business unit is headquartered in Toronto, Ontario, Canada, and distributes consumer electrical corded products and electrical accessories. In addition to the products listed above for Woods US, Woods Canada’s primary product offerings include garden lighting and timers. Woods Canada products are sold under the following brand names: MoonRays®, Intercept®, and Pro Power®. These products are sold primarily through major home improvement and mass merchant retail outlets in Canada. Woods Canada’s products are sourced primarily from Asia.
     See Licenses, Patents and Trademarks below for further discussion regarding the trademarks used by Katy companies.
Other Operations
     Katy’s other operations include a 43% equity investment in a shrimp harvesting and farming operation, Sahlman Holding Company, Inc. (Sahlman), and a 100% interest in Savannah Energy Systems Company (SESCO), the limited partner in a waste-to-energy facility operator.
     Sahlman harvests shrimp off the coast of South and Central America and owns shrimp farming operations in Nicaragua. Sahlman has a number of competitors, some of which are larger and have greater financial resources. Katy’s interest in Sahlman is an equity investment. During the third quarter of 2003, after a review of Sahlman’s results for 2002 (and in the first half of 2003), and after study of the status of the shrimp industry and markets in the United States, Katy determined there had been a loss in the value of the investment that was other than temporary. As a result, Katy concluded that $1.6 million was a reasonable estimate of the value of its investment in Sahlman, and a charge of $5.5 million was recorded to reduce the carrying value of the investment. During 2005, the Company recognized $0.6 million in equity income from the Sahlman investment. See Note 5 to the Consolidated Financial Statements of Katy included in Part II, Item 8.

     SESCO is the limited partner of the operator of a waste-to-energy facility in Savannah, Georgia. The general partner of the partnership is an affiliate of Montenay Power Corporation. See Note 7 to the Consolidated Financial Statements of Katy included in Part II, Item 8.
Discontinued Operations
     In 2003, we identified and sold certain business units that we considered non-core to the future operations of the Company. GC/Waldom Electronics, Inc. (GC/Waldom), a leading value-added distributor of high quality, brand name electrical and electronic parts, components and accessories headquartered in Rockville, Illinois, was sold on April 2, 2003 for net proceeds of $7.4 million. A loss (net of tax) of $0.2 million was recognized in the second quarter of 2003 as a result of the GC/Waldom sale. GC/Waldom was formerly part of the Electrical Products Group. Duckback Products, Inc. (Duckback), a manufacturer of high quality exterior transparent coatings and water repellents located in Chico, California, was sold on September 16, 2003 for net proceeds of $16.2 million. A gain (net of tax) of $7.6 million was recognized in the third quarter of 2003 as a result of the Duckback sale. Duckback was formerly part of the Maintenance Products Group.
Customers
     We have several large customers in the mass merchant/discount/home improvement retail markets. Two customers, Wal*Mart and Lowe’s, accounted for 16% and 14%, respectively, of consolidated net sales. Sales to Wal*Mart are made by the Woods US, Contico, Glit, Woods Canada, Wilen, and Continental business units. Sales to Lowe’s are made by the Woods US and Contico business units. A significant loss of business from either of these customers could have a material adverse impact on our business, results of operations or prospects.
Backlog
Maintenance Products:
     Our aggregate backlog position for the Maintenance Products Group was $6.1 million and $7.3 million as of December 31, 2005 and 2004 respectively. The orders placed in 2005 are believed to be firm and based on historical experience; substantially all orders are expected to be shipped during 2006.
Electrical Products:
     Our aggregate backlog position for the Electrical Products Group was $8.6 million and $13.9 million as of December 31, 2005 and 2004, respectively. The orders placed in 2005 are believed to be firm and based on historical experience; substantially all orders are expected to be shipped during 2006.
Markets and Competition
Maintenance Products:
     We market a variety of commercial cleaning products and supplies to the commercial janitorial/sanitary maintenance and foodservice markets. Sales and marketing of these products is handled through a combination of direct sales personnel, manufacturers’ sales representatives, and wholesale distributors.
     The commercial distribution channels for our commercial cleaning products are highly fragmented, resulting in a large number of small customers, mainly distributors of janitorial cleaning products. The markets for these commercial products are highly competitive. Competition is based primarily on price and the ability to provide superior customer service in the form of complete and on-time product delivery. Other competitive factors include brand recognition and product design, quality and performance. We compete for market share with a number of different competitors, depending upon the specific product. In large part, our competition is unique in each product line area of the Maintenance Products Group. We believe that we have established long standing relationships with our major customers based on quality products and service, and a complete line of products. While each product line is marketed under a different brand name, they are sold as complementary products, with customers able to access all products through a single purchase order. We also continue to strive to be a low cost provider in this industry; however, our ability to remain a low cost provider in the industry is highly dependent on the price of our raw materials, primarily resin (see discussion below). Being a low cost producer is also dependent upon our ability to reduce and subsequently control our cost structure, which has benefited from our nearly completed restructuring efforts.
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
Electrical Products:
     We market branded electrical products primarily in North America through a combination of direct sales personnel and manufacturers’ sales representatives. Our primary customer base consists of major national retail chains that service the home improvement, mass merchant, hardware and electronic and office supply markets, and smaller regional concerns serving a similar customer base.
     Electrical products sold by the Company are generally used by consumers and include such items as outdoor and indoor extension cords, work lights, surge protectors, power strips, garden lighting and timers. We have entered into license agreements pursuant to which we market certain of our products using certain other companies’ proprietary brand names. Overall demand for our products is highly correlated with the number of suburban homes and the consumer demand for appliances, computers, home entertainment equipment, and other electronic equipment.
     The markets for our electrical products are highly competitive. Competition is based primarily on price and the ability to provide a high level of customer service in the form of inventory management, high fill rates and short lead times. Other competitive factors include brand recognition, a broad product offering, product design, quality and performance. Foreign competitors, especially from Asia, provide an increasing level of competition. Our ability to remain competitive in these markets is dependent upon continued efforts to remain a low-cost provider of these products. Woods US and Woods Canada source all of their products almost entirely from international suppliers.
Raw Materials
     Our operations have not experienced significant difficulties in obtaining raw materials, fuels, parts or supplies for their activities during the most recent fiscal year, but no prediction can be made as to possible future supply problems or production disruptions resulting from possible shortages. Our Electrical Products businesses are highly dependent upon products sourced from Asia, and therefore remain vulnerable to potential disruptions in that supply chain. We are also subject to uncertainties involving labor relations issues at entities involved in our supply chain, both at suppliers and in the transportation and shipping area. Our Continental and Contico business units (and some others to a lesser extent) use polyethylene, polypropylene and other thermoplastic resins as raw materials in a substantial portion of its plastic products. Prices of plastic resins, such as polyethylene and polypropylene have increased steadily from the latter half of 2002 through 2005 with two notable accelerations in the second half of 2004 and 2005. Management has observed that the prices of plastic resins are driven to an extent by prices for crude oil and natural gas, in addition to other factors specific to the supply and demand of the resins themselves. We are equally exposed to price changes for copper at our Woods US and Woods Canada business units. Prices for copper began to increase in early 2003 and continued through 2005. Prices for aluminum and steel (raw materials used in our Metal Truck Box business), corrugated packaging material and other raw materials have also accelerated over the past two years, even though for a short period of time in 2005, these increases abated. We have not employed an active hedging program related to our commodity price risk, but are employing other strategies for managing this risk, including contracting for a certain percentage of resin needs through supply agreements and opportunistic spot purchases. We were able to reduce the impact of some of these increases through supply contracts, opportunistic buying, vendor negotiations and other measures. In addition, some price increases were implemented when possible. In a climate of rising raw material costs (and especially in the last two years), we experience difficulty in raising prices to shift these higher costs to our consumer customers for our plastic products. Our future earnings may be negatively impacted to the extent further increases in costs for raw materials cannot be recovered or offset through higher selling prices. We cannot predict the direction our raw material prices will take during 2006 and beyond.

Employees
     As of December 31, 2005, we employed 1,544 people, of which 360 were members of various unions. Our labor relations are generally satisfactory and there have been no strikes in recent years. The next union contract set to expire, covering approximately 85 employees, will expire in January, 2007. Our operations can be impacted by labor relations issues involving other entities in our supply chain.
Regulatory and Environmental Matters
     We do not anticipate that federal, state or local environmental laws or regulations will have a material adverse effect on our consolidated operations or financial position. We anticipate making additional expenditures of less than $0.5 million for environmental matters during 2006, in accordance with terms agreed upon with the United States Environmental Protection Agency and various state environmental agencies. See Note 18 to the Consolidated Financial Statements in Part II, Item 8.
Licenses, Patents and Trademarks
     The success of our products historically has not depended largely on patent, trademark and license protection, but rather on the quality of our products, proprietary technology, contract performance, customer service and the technical competence and innovative ability of our personnel to develop and introduce salable products. However, we do rely to a certain extent on patent protection, trademarks and licensing arrangements in the marketing of certain products. Examples of key licensed and protected trademarks include Yellow Jacket®, Woods®, Tradesman®, and AC/Delco® (Woods US); Contico®; Continental®; Glit®, Microtron®, Brillo®, and Kleenfast® (Glit); Wilen™; and Trim-Kut® (Gemtex). Companies most reliant upon patented products and technology are CCP, Woods US, Woods Canada and Gemtex. Further, we are renewing our emphasis on new product development, which will increase our reliance on patent and trademark protection across all business units.
     Since 1998, Woods Canada used the NOMA® trademark in Canada under the terms of a license with Gentek Inc. (Gentek). In October 2002, Gentek filed a petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. In July 2003, as part of the bankruptcy proceedings, Gentek filed a motion to reject the trademark license agreement. On November 5, 2003, Gentek’s motion was granted by the U.S. Bankruptcy Court. As a result, this trademark license agreement is no longer in effect. Woods Canada used the NOMA® trademark through mid-2004 and subsequently lost the right to brand certain of its product with the NOMA® trademark. Approximately 50% of Woods Canada’s sales were of NOMA® — branded products. Woods Canada is replacing those sales with sales of other products and continues to act as a supplier for the new licensee of the NOMA® trademark.
Available Information
     We file annual, quarterly, and current reports, proxy statements, and other documents with the Securities and Exchange Commission (the “SEC”) under the Securities Exchange Act. The public may read and copy any materials that the Company files with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at (800) SEC-0330. Also, the SEC maintains an Internet Website that contains reports, proxy and information statements, and other information regarding issuers, including Katy, that file electronically with the SEC. The public can obtain documents that we file with the SEC at http://www.sec.gov.
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

Item 1A: RISK FACTORS
     In addition to other information and risk disclosures contained in this Form 10-K, the risk factors discussed in this section should be considered in evaluating our business. We work to manage and mitigate risks proactively. Nevertheless, the following risk factors, some of which may be beyond our control, could materially impact our result of operations or cause future results to materially differ from current expectations. Please also see “Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995” on page 35.
Our inability to achieve product price increases, especially as they relate to potentially higher raw material costs, may negatively impact our earnings.
     Costs for certain raw materials used in our operations, including thermoplastic resin, steel and other crude-oil based products remain at unprecedented high levels. Increasing costs for raw material supplies will increase our production costs and harm our margins and results of operations if we are unable to pass the higher production costs on to our customers in the form of price increases. Further, if we are unable to obtain adequate supplies of raw materials in a timely manner, our operations could be interrupted.
The loss of a significant customer or the financial weakness of a significant customer could negatively impact our results of operations.
     We have several large customers in the mass merchant/discount/home improvement retail markets. Two customers accounted for 30% of consolidated net sales. While no other customer accounted for more than 10% of our total net sales in 2005, we do have other significant customers. The loss of any of these customers, or a significant reduction in our sales to any of such customers, could adversely affect our sales and results of operations. In addition, if any of such customers became insolvent or otherwise failed to pay its debts, it could have an adverse affect on our results of operations.
Increases in the cost of, or in some cases continuation of, the current price levels of plastic resins, copper, and other raw materials may negatively impact our earnings.
     Our reliance on foreign suppliers and commodity markets to secure raw materials used in our products exposes us to volatility in the prices and availability of raw materials. In some instances, we depend upon a single source of supply or participate in commodity markets that may be subject to allocations by suppliers. A disruption in deliveries from our suppliers, price increases, or decreased availability of raw materials or commodities, could have an adverse effect on our ability to meet our commitments to customers or increase our operating costs. We believe that our supply management practices are based on an appropriate balancing of the foreseeable risks and the costs of alternative practices. Nonetheless, price increases or the unavailability of some raw materials, should they occur, may have an adverse effect on our results of operations or financial condition.
Disruption of our information technology and communications systems or our failure to adequately maintain our information technology and communications systems could have a material adverse effect on our business and operations.
     We extensively utilize computer and communications systems to operate our business and manage our internal operations including demand and supply planning and inventory control. Any interruption of this service from power loss, telecommunications failure, failure of our computer system or other interruption caused by weather, natural disasters or any similar event could disrupt our operations and result in lost sales. In addition, hackers and computer viruses have disrupted operations at many major companies. We may be vulnerable to similar acts of sabotage, which could have a material adverse effect on our business and operations.
     We rely on our management information systems to operate our business and to track our operating results. Our management information systems will require modification and refinement as we grow and our business needs change. If we experience a significant system failure or if we are unable to modify our management information systems to respond to changes in our business needs, our ability to properly run our business could be adversely affected.
Our inability to execute our acquisition integration and consolidation of facilities plans could adversely affect our business and results of operations.
     We seek to grow through strategic acquisitions. In addition, we have consolidated several manufacturing, distribution and office facilities. The success of these acquisitions and consolidations will depend on our ability to integrate assets and personnel, apply our internal controls processes to these businesses, and cooperate with our strategic partners. We may encounter difficulties in integrating business units with our operations, and in managing strategic investments. Furthermore, we may not realize the degree, or timing, of benefits we anticipate when we first enter into these organizational changes. Any of the foregoing could adversely affect our business and results of operations.
Fluctuations in the price, quality and availability of certain portions of our finished goods due to greater reliance on third parties could negatively impact our results of operations.
     Because we are dependent on outside suppliers for a certain portion of our finished goods, we must obtain sufficient quantities of quality finished goods from our suppliers at acceptable prices and in a timely manner. We have no long-term supply contracts with our key suppliers. Unfavorable fluctuations in the price, quality and availability of these products could negatively affect our ability to meet demands of our customers and could result in a decrease in our sales and earnings.
Labor issues, including union activities that require an increase in production costs or lead to a strike, thus impairing production and decreasing sales. We are also subject to labor relations issues at entities involved in our supply chain, including both suppliers and those involved in transportation and shipping.
     Katy’s relationships with its union employees could deteriorate. At December 31, 2005, the Company employed approximately 1,544 persons in its various businesses of which approximately 23% were subject to collective bargaining or similar arrangements. The next union contract set to expire, covering approximately 85 employees, will expire in January, 2007. If Katy’s union employees were to engage in a strike, work stoppage or other slowdown, the Company could experience a significant disruption of its operations or higher ongoing labor costs.
Our future performance is influenced by our ability to remain competitive.
     As discussed in “Business – Competition”, we operate in markets that are highly competitive and face substantial competition in each of our product lines from numerous competitors. The Company’s competitive position in the markets in which it participates is, in part, subject to external factors. For example, supply and demand for certain of the Company’s products is driven by end-use markets and worldwide capacities which, in turn, impact demand for and pricing of the Company’s products. Many of the Company’s direct competitors are part of large multi-national companies and may have more resources than the company. Any increase in competition may result in lost market share or reduced prices, which could result in reduced gross profit margins. This may impair the ability to grow or even to maintain current levels of revenues and earnings. If we are not as cost efficient as our competitors, or if our competitors are otherwise able to offer lower prices, we may lose customers or be forced to reduce prices, which could negatively impact our financial results.
We may not be able to protect our intellectual property rights adequately.
     Part of our success depends upon our ability to use and protect proprietary technology and other intellectual property, which generally covers various aspects in the design and manufacture of our products and processes. We own and use tradenames and trademarks worldwide. We rely upon a combination of trade secrets, confidentiality policies, nondisclosure and other contractual arrangements and patent, copyright and trademark laws to protect our intellectual property rights. The steps we take in this regard may not be adequate to prevent or deter challenges, reverse engineering or infringement or other violation of our intellectual property, and we may not be able to detect unauthorized use or take appropriate and timely steps to enforce our intellectual property rights to the same extent as the laws of the United States.
We have a high amount of debt, and the cost of servicing that debt could adversely affect our ability to take actions or our liquidity or financial condition.
     We have a high amount of debt for which we are required to make interest and principal payments. As of December 31, 2005, we had $57.7 million of debt. Subject to the limits contained in some of the agreements governing our outstanding debt, we may incur additional debt in the future.
     Our level of debt places significant demands on our cash resources, which could: make it more difficult for us to satisfy our outstanding debt obligations; require us to dedicate a substantial portion of our cash for payments on our debt, reducing the amount of our cash flow available for working capital, capital expenditures, acquisitions, and other general corporate purposes; limit our flexibility in planning for, or reacting to, changes in the industries in which we compete; place us at a competitive disadvantage compared to our competitors, some of which have lower debt service obligations and greater financial resources than we do; limit our ability to borrow additional funds; or increase our vulnerability to general adverse economic and industry conditions.
     If we are unable to generate sufficient cash flow to service our debt and fund our operating costs, our liquidity may be adversely affected.

Our inability to meet covenants associated with the Bank of America Credit Agreement could result in acceleration of all or a substantial portion of our debt.
     Our outstanding debt generally contains various restrictive covenants. These covenants include, among others, provisions restricting our ability to: incur additional debt; make certain distributions, investments and other restricted payments; limit the ability of restricted subsidiaries to make payments to us; enter into transactions with affiliates; create certain liens; sell assets and if sold, use of proceeds; and consolidate, merge or sell all or substantially all of our assets.
     Our secured debt also contains other customary covenants, including, among others, provisions: relating to the maintenance of the property securing the debt, and restricting our ability to pledge assets or create other liens.
     In addition, certain covenants in our bank facilities require us and our subsidiaries to maintain certain financial ratios. Any of the covenants described in this risk factor may restrict our operations and our ability to pursue potentially advantageous business opportunities. Our failure to comply with these covenants could also result in an event of default that, if not cured or waived, could result in the acceleration of all or a substantial portion of our debt. We have not been able to meet certain affirmative covenants in our Bank of America Credit Agreement, which has resulted in six amendments temporarily relieving us from these obligations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Bank of America Credit Agreement” for further discussion of these amendments.
If we cannot meet the New York Stock Exchange (NYSE) continued listing requirement, the NYSE may delist our common stock, which could negatively affect the price of the common stock and your ability to sell the common stock.
     In the future, we may not be able to meet the continued listing requirements of the NYSE, and NYSE rules, which require, among other things, market capitalization or stockholders’ equity of at least $75 million level over 30 consecutive trading days and its shareholders’ equity was less than $75 million.
     On October 11, 2005, we announced that we received notification from the NYSE that the Company was not in compliance with the NYSE’s continued listing standards. The Company’s plan to demonstrate how the Company intends to comply with the continued listing standards within 18 months of its receipt was accepted by the NYSE.
     If we are unable to satisfy the NYSE criteria for continued listing, our common stock would be subject to delisting. Trading, if any, of our common stock would thereafter be conducted on another exchange or quotation system. As a consequence of any such delisting, a stockholder would likely find it more difficult to dispose of, or to obtain accurate quotations as to the prices of our common stock.
Changes in significant laws and government regulations affecting environmental compliance and income taxes.
     Katy is subject to many environmental and safety regulations with respect to its operating facilities that may result in unanticipated costs or liabilities. Most of the Company’s facilities are subject to extensive laws, regulations, rules and ordinances relating to the protection of the environment, including those governing the discharge of pollutants in the air and water and the generation, management and disposal of hazardous substances and wastes or other materials. Katy may incur substantial costs, including fines, damages and criminal penalties or civil sanctions, or experience interruptions in its operations for actual or alleged violations or compliance requirements arising under environmental laws. The Company’s operations could result in violations under environmental laws, including spills or other releases of hazardous substances to the environment. Given the nature of Katy’s business, violations of environmental laws may result in restrictions imposed on its operating activities or substantial fines, penalties, damages or other costs, including as a result of private litigation. In addition, the Company may incur significant expenditures to comply with existing or future environmental laws. Costs relating to environmental matters will be subject to evolving regulatory requirements and will depend on the timing of promulgation and enforcement of specific standards that impose requirements on Katy’s operations. Costs beyond those currently anticipated may be required under existing and future environmental laws.
     At any point in time, many tax years are subject to audit by various taxing jurisdictions. The results of these audits and negotiations with tax authorities may affect tax positions taken. Additionally, our effective tax rate in a given financial statement period may be materially impacted by changes in the geographic mix or level of earnings.
We are subject to litigation that could adversely affect our operating results.
     From time to time we may be a party to lawsuits and regulatory actions relating to our business. Due to the inherent uncertainties of litigation and regulatory proceedings, we cannot accurately predict the ultimate outcome of any such proceedings. An unfavorable outcome could have a material adverse impact on our business, financial condition and results of operations. In addition, regardless of the outcome of any litigation or regulatory proceedings, such proceedings could result in substantial costs and may require that we devote substantial resources to defend the Company. Further, changes in government regulations both in the United States and in the countries in which we operate could have adverse affects on our business and subject us to additional regulatory actions.
Because we translate foreign currency from international sales into U.S. dollars and are required to make foreign currency payments, we may incur losses due to fluctuations in foreign currency exchange rates.
     We are exposed to fluctuations in the Euro, British pound, Canadian dollar and various Asian currencies such as the Chinese Renminbi. We recognize foreign currency gains or losses arising from our operations in the period incurred. As a result, currency fluctuations between the U.S. dollar and the currencies in which we do business will cause foreign currency translation gains and losses, which may cause fluctuations in our future operating results. We do not currently engage in foreign exchange hedging transactions to manage our foreign currency exposure.
Item 1B: UNRESOLVED STAFF COMMENTS
     Not applicable.

Item 2. PROPERTIES
     As of December 31, 2005, our total building floor area owned or leased was 3,115,000 square feet, of which 504,000 square feet were owned and 2,611,000 square feet were leased. The following table shows a summary by location of our principal facilities including the nature of the facility and the related business unit.

Location	Facility	Business Unit

UNITED STATES
California
Norwalk*	Manufacturing, Distribution	Continental, Contico, Container
Chino*	Distribution	Continental, Contico, Glit, Wilen, Disco

Connecticut
Middlebury**	Corporate Headquarters	Corporate

Georgia
Atlanta*	Manufacturing, Distribution	Wilen
McDonough*	Manufacturing, Distribution	Disco
Wrens	Manufacturing, Distribution	Glit
Washington*	Manufacturing	Glit

Indiana
Carmel*	Manufacturing	Woods US
Indianapolis*	Office, Distribution	Woods US

Missouri
Bridgeton*	Office, Manufacturing, Distribution	Continental, Contico
Hazelwood*	Manufacturing	Continental, Contico

North Carolina
Pineville* **	Manufacturing	Glit

Texas
Winters	Manufacturing, Distribution	Metal Truck Box

Virginia
Arlington*	Corporate Headquarters	Corporate

CANADA
Ontario
Toronto*	Office, Manufacturing, Distribution	Gemtex
Toronto*	Office, Distribution	Woods Canada, CCP Canada

CHINA
Shenzhen*	Office	Woods US

UNITED KINGDOM
Cornwall
Redruth	Office, Manufacturing, Distribution	CEL, CML
Berkshire
Slough*	Office	CML

*	Facility is leased.

**	During 2006, we expect to consolidate all of our abrasives operations in Pineville, North Carolina into our recently expanded Wrens, Georgia (Wrens) Glit facility. In addition, certain corporate functions of our headquarters will be relocated to the CCP location in Bridgeton, Missouri, other functions will be outsourced, and the balance will be relocated to a new location in Arlington, Virginia in April, 2006.
     We believe that our current facilities have been adequately maintained, generally are in good condition, and are suitable and adequate to meet our needs in our existing markets for the foreseeable future.

Item 3. LEGAL PROCEEDINGS
     General Environmental Claims
     The Company and certain of its current and former direct and indirect corporate predecessors, subsidiaries and divisions are involved in remedial activities at certain present and former locations and have been identified by the United States Environmental Protection Agency (“EPA”), state environmental agencies and private parties as potentially responsible parties (“PRPs”) at a number of hazardous waste disposal sites under the Comprehensive Environmental Response, Compensation and Liability Act (“Superfund”) or equivalent state laws and, as such, may be liable for the cost of cleanup and other remedial activities at these sites. Responsibility for cleanup and other remedial activities at a Superfund site is typically shared among PRPs based on an allocation formula. Under the federal Superfund statute, parties could be held jointly and severally liable, thus subjecting them to potential individual liability for the entire cost of cleanup at the site. Based on its estimate of allocation of liability among PRPs, the probability that other PRPs, many of which are large, solvent, public companies, will fully pay the costs apportioned to them, currently available information concerning the scope of contamination, estimated remediation costs, estimated legal fees and other factors, the Company has recorded and accrued for environmental liabilities in amounts that it deems reasonable and believes that any liability with respect to these matters in excess of the accruals will not be material. The ultimate costs will depend on a number of factors and the amount currently accrued represents management’s best current estimate of the total costs to be incurred. The Company expects this amount to be substantially paid over the next five to ten years.
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
B. Sterling Fluid Systems (USA) has tendered over 1,990 cases pending in Michigan, New Jersey, Illinois, Nevada, Mississippi, Wyoming, Louisiana, Georgia, Massachusetts and California to the Company for defense and indemnification. With respect to one case, Sterling has demanded that Katy indemnify it for a $200,000 settlement. Sterling bases its tender of the complaints on the provisions contained in a 1993 Purchase Agreement between the parties whereby Sterling purchased the LaBour Pump business and other assets from the Company. Sterling has not filed a lawsuit against Katy in connection with these matters.
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
C. LaBour Pump Company, a former subsidiary of the Company, has been named as a defendant in over 310 similar cases in New Jersey. These cases have also been tendered by Sterling. The Company has elected to defend these cases, many of which have been dismissed or settled for nominal sums.
     While the ultimate liability of the Company related to the asbestos matters above cannot be determined at this time, the Company has recorded and accrued amounts that it deems reasonable for prospective liabilities with respect to this matter.
     Non-Environmental Litigation – Banco del Atlantico, S.A.
     Banco del Atlantico, S.A. v. Woods Industries, Inc., et al. Civil Action No. L-96-139 (now 1:03-CV-1342-LJM-VSS, U.S. District Court, Southern District of Indiana). In December 1996, Banco del Atlantico (“plaintiff”), a bank located in Mexico, filed a lawsuit in Texas against Woods Industries, Inc., a subsidiary of Katy, and against certain past and/or then present officers, directors and owners of Woods (collectively, “defendants”). The plaintiff alleges that it was defrauded into making loans to a Mexican corporation controlled by certain past officers and directors of Woods based upon fraudulent representations and purported guarantees. Based on these allegations, and others, the plaintiff originally asserted claims for alleged violations of the federal Racketeer Influenced and Corrupt Organizations Act (“RICO”); “money laundering” of the proceeds of the illegal enterprise; the Indiana RICO and Crime Victims Act; common law fraud and conspiracy; and fraudulent transfer. As discussed below, certain of the plaintiff’s claims were dismissed with prejudice by the Court. The plaintiff also seeks recovery upon certain alleged guarantees purportedly executed by Woods Wire Products, Inc., a predecessor company from which Woods purchased certain assets in 1993 (prior to Woods’s ownership by Katy, which began in December 1996). The primary legal theories under which the plaintiff seeks to hold Woods liable for its alleged damages are respondeat superior, conspiracy, successor liability, or a combination of the three.
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
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     There were no matters submitted to a vote of the security holders during the fourth quarter of 2005.

PART II
Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER MARKET PURCHASES OF EQUITY SECURITIES
     Our common stock is traded on the New York Stock Exchange (NYSE). The following table sets forth high and low sales prices for the common stock in composite transactions as reported on the NYSE composite tape for the prior two years.

Period	High	Low
2005
First Quarter	$5.41	$3.80
Second Quarter	3.98	2.35
Third Quarter	3.70	2.25
Fourth Quarter	3.50	1.80

2004
First Quarter	$6.50	$5.70
Second Quarter	6.47	4.71
Third Quarter	5.40	4.94
Fourth Quarter	5.45	4.36
     As of March 15, 2006, there were 596 holders of record of our common stock, in addition to approximately 1,200 holders in street name, and there were 7,993,177 shares of common stock outstanding.
Dividend Policy
     Dividends are paid at the discretion of the Board of Directors. Since the Board of Directors suspended quarterly dividends on March 30, 2001 in order to preserve cash for operations, the Company has not declared or paid any cash dividends on its common stock. In addition, the Company’s Amended and Restated Loan Agreement with Bank of America, NA (the “Bank of America Credit Agreement”) prohibits the Company from paying dividends on its securities, other than dividends paid solely in securities. The Company currently intends to retain its future earnings, if any, to fund the development and growth of its business and, therefore, does not anticipate paying any dividends, either in cash or securities, in the foreseeable future. Any future decision concerning the payment of dividends on the Company’s common stock will be subject to its obligations under the Bank of America Credit Agreement and will depend upon the results of operations, financial condition and capital expenditure plans of the Company, as well as such other factors as the Board of Directors, in its sole discretion, may consider relevant. For a discussion of our Bank of America Credit Agreement, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.
Equity Compensation Plan Information
     Information regarding securities authorized for issuance under the Company’s equity compensation plans as of December 31, 2005 is set forth in Item 12, “Security Ownership of Certain Beneficial Owners and Management.”
Share Repurchase Plan
     On April 20, 2003, the Company announced a plan to repurchase up to $5.0 million shares of its common stock. In 2004, 12,000 shares of common stock were repurchased on the open market for approximately $0.1 million, while in 2003, 482,800 shares of common stock were repurchased on the open market for approximately $2.5 million. We suspended further repurchases under the plan on May 10, 2004. On December 5, 2005, the Company announced the resumption of the above plan to repurchase $1.0 million shares of its common stock. In 2005, 3,200 shares of common stock were repurchased on the open market for less than $0.1 million. The following table sets forth the repurchases made during the year ended December 31, 2005:

			Total Number	Maximum
			of Shares	Number of
			Purchased as	Shares That
			Part of	May Yet Be
			Publicly	Purchased
	Total Number		Announced	Under the
	of Shares	Average Price	Plans or	Plans or
Period	Purchased	Paid per Share	Programs	Programs
December, 2005	3,200	$2.35	3,200	333,333

Total	3,200	$2.35	3,200

     The Company’s share repurchase program is conducted under authorizations made from time to time by the Company’s Board of Directors. The shares reported in the table are covered by Board authorizations to repurchase shares of common stock, as follows: 333,333 shares announced on December 5, 2005. This authorization does not have an expiration date.
Item 6. SELECTED FINANCIAL DATA

	Years Ended December 31,
	2005	2004	2003	2002	2001
	(Amounts in Thousands, except per share data and percentages)
Net sales	$455,197	$457,642	$436,410	$445,755	$447,108

Loss from continuing operations [a]	$(13,157)	$(36,121)	$(18,887)	$(53,083)	$(65,464)
Discontinued operations [b]	—	—	9,523	(1,152)	2,202
Cumulative effect of a change in accounting principle [b] [c]	—	—	—	(2,514)	—

Net loss	$(13,157)	$(36,121)	$(9,364)	$(56,749)	$(63,262)

(Loss) earnings per share – Basic and diluted:
Loss from continuing operations	$(1.66)	$(6.45)	$(3.06)	$(7.67)	$(7.54)
Discontinued operations	—	—	1.16	(0.14)	0.26
Cumulative effect of a change in accounting principle	—	—	—	(0.30)	—

Loss per common share	$(1.66)	$(6.45)	$(1.90)	$(8.11)	$(7.28)

Total assets	$212,683	$224,464	$241,708	$275,977	$347,955
Total liabilities	157,390	155,879	139,416	157,405	173,691
Preferred interest in subsidiary	—	—	—	16,400	16,400
Stockholders’ equity	55,293	68,585	102,292	102,172	157,864
Long-term debt, including current maturities	57,660	58,737	39,663	45,451	84,093
Impairments of long-lived assets	2,112	30,831	11,880	21,204	47,469
Severance, restructuring and related charges	1,090	3,505	8,132	19,155	13,380
Depreciation and amortization [d]	11,046	14,266	21,954	19,259	20,216
Capital expenditures	9,366	13,876	13,435	10,119	12,566
Working capital [e]	48,338	59,855	43,439	35,206	65,733
Ratio of debt to capitalization	51.0%	46.1%	27.9%	27.7%	32.5%

Weighted average common shares outstanding — Basic and diluted	7,948,749	7,883,265	8,214,712	8,370,815	8,393,210
Number of employees	1,544	1,793	1,808	2,261	2,922
Cash dividends declared per common share	$0.00	$0.00	$0.00	$0.00	$0.00

[a]	Includes distributions on preferred securities in 2003, 2002, and 2001.

[b]	Presented net of tax.

[c]	This amount is a transitional impairment of goodwill recorded with the adoption of SFAS No. 142, Goodwill and Other Intangible Assets.

[d]	From continuing operations only.

[e]	Defined as current assets minus current liabilities, exclusive of deferred tax assets and liabilities and debt classified as current.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
COMPANY OVERVIEW
     For purposes of this discussion and analysis section, reference is made to the table below and the Company’s Consolidated Financial Statements included in Part II, Item 8. We have two principal operating groups: Maintenance Products and Electrical Products. The group labeled as Other consists of Sahlman and SESCO. One business unit formerly included in the Electrical Products Group, GC/Waldom and one business formerly included in the Maintenance Products Group, Duckback, have been classified as Discontinued Operations for the periods prior to their sale. Duckback was sold on September 16, 2003 and GC/Waldom was sold on April 2, 2003.
     Since the Recapitalization, the Company’s management has been focused on the following restructuring and cost reduction initiatives:
•	Consolidation of facilities: 36 manufacturing, distribution and office facilities closed or consolidated (including 1 to be closed during 2006); manufacture and distribution of each business unit centralized; Electrical Products manufacturing outsourced to Asia.

•	Divestitures of non-core operations: 4 non-core business units have been sold or otherwise exited and proceeds have been applied to reduce debt.

•	Selling general and administrative (SG&A) cost rationalization: restructured duplicative corporate and support functions; overhead reduced; implemented shared sales, administrative and support services model.

•	Organizational changes: across-the-board review of management talent and key hires made at both the corporate and operational levels.
     With these initiatives nearly complete, the Company’s focus has shifted to sustaining revenue growth and containing raw material costs. Our future cost reductions are expected to continue to come from process improvements (such as Lean Manufacturing and Six Sigma), value engineering products, improved sourcing/purchasing and lean administration.
     End-user demand for our Maintenance and Electrical products is relatively stable and recurring. Demand for products in our markets is strong and supported by the necessity of the products to users, creating a steady and predictable market. In the core janitorial/sanitary and foodservice segments, sanitary and health standards create a steady flow of ongoing demand. The consumable or short-life nature of most of the products used for cleaning applications (primarily floor pads, hand pads, and mops, brooms and brushes) means that they are replaced frequently, creating further demand stability. However, we continue to see a trend of “just in time” inventory being maintained by our distributors. This has resulted in smaller, more frequent orders coming from our distribution base. The unstable resin market has created a need to increase prices to commercial customers, and to date, they have been accepted. But, commercial customers now believe resin prices are coming down and future increases may be difficult to implement. In addition, many of our Electrical products can be characterized as “value” items that are frequently lost or discarded, with subsequent replacement ensuring continuing and stable demand. This is particularly the case with electrical cords, which consistently experience strong sales ahead of the holiday season.
     Certain of the markets in which we compete are expected to experience steady growth over the next several years. Our core commercial cleaning product markets are expected to grow at rates approximating gross domestic product (GDP), driven by increasing sanitary standards as a result of heightened health concerns. In addition, the improvement in general economic conditions will increase demand for Katy’s cleaning products, due to higher commercial occupancy rate, increased demand for travel and hospitality industries and a renewed concern with environmentally friendly products to be used in the cleaning process or the collection of contaminants. The consumer plastics market as a whole is relatively mature, with its growth characteristics linked to household expenditures. Demand is driven by the increasing acquisition of material possessions by North American households and the desire of consumers to store those possessions in an attractive and orderly manner. Demand for consumer plastic storage products is closely linked to “value” items and the ability to pass resin increases has been a significant challenge. The market for automotive storage units, is driven by sales of trucks, sports utility vehicles (SUV’s) and cross/utility vehicles (CUV’s) which is declining due to the high cost of gasoline. End-users are sensitive to the price/value relationship more than brand-name and are seeking alternative solutions when the price/value relationship does not meet their expectations.
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

     Key elements in achieving profitability in the Maintenance Products Group include 1) maintaining a low cost structure, from a production, distribution and administrative standpoint, 2) providing outstanding customer service and 3) containing raw material costs (especially plastic resins) or raising prices to shift these higher costs to our customers for our plastic products. In addition to continually striving to reduce our cost structure, we are seeking to offset pricing challenges by developing new products, as new products or beneficial modifications of existing products increase demand from our customers, provide novelty to the consumer, and offer an opportunity for favorable pricing from customers. Retention of customers, or more specifically, product lines with those customers, is also very important in the mass merchant retail area, given the vast size of these national accounts. Since the fourth quarter of 2003, we centralized our customer service and administrative functions for CCP divisions Continental, Glit, Wilen, and Disco in one location, allowing customers to order products from any CCP commercial unit on one purchase order. We believe that operating these business units as a cohesive unit will improve customer service in that our customers’ purchasing processes will be simplified, as will follow up on order status, billing, collection and other related functions. We believe that this may increase customer loyalty, help in attracting new customers and lead to increased top line sales in future years.
     Key elements in achieving profitability in the Electrical Products Group are in many ways similar to those mentioned for our Maintenance Products Group. The achievement and maintenance of a low cost structure is critical given the significant level of foreign competition, primarily from Asia and Latin America. For this reason, Woods US and Woods Canada, respectively, executes a fully outsourced strategy for their consumer electrical products. Customer service, specifically the ability to fill orders at a rate designated by our customers, is very important to customer retention, given seasonal sales pressures in the consumer electrical area. Woods US and Woods Canada are both subject to seasonal sales trends in connection with the holiday shopping season, with stronger sales and profits realized in the third and early fourth quarters. Retention of customers is critical in the Electrical Products Group, given the size of national accounts.
     See “OUTLOOK FOR 2006” in this section for discussion of recent developments related to the Maintenance Products Group and the Electrical Products Group.

	Years Ended December 31,
	2005		2004		2003
	(Amounts in Millions, except per share data and percentages)
	$	% to Sales	$	% to Sales	$	% to Sales
Net sales	$455.2	100.0	$457.6	100.0	$436.4	100.0
Cost of goods sold	402.3	88.4	396.6	86.7	365.5	83.8

Gross profit	52.9	11.6	61.0	13.3	70.9	16.2
Selling, general and administrative expenses	56.7	(12.5)	57.3	(12.5)	59.8	(13.7)
Impairments of long-lived assets	2.1	(0.5)	30.8	(6.7)	11.9	(2.7)
Severance, restructuring and related charges	1.1	(0.2)	3.5	(0.8)	8.1	(1.8)
Gain on sale of assets	(0.3)	0.1	(0.3)	0.1	(0.6)	0.1

Operating loss	(6.7)	(1.5)	(30.3)	(6.6)	(8.3)	(1.9)

Equity in income (loss) of equity method investment	0.6		—		(5.7)
Interest expense	(5.7)		(4.0)		(6.2)
Other, net	0.1		(0.9)		(1.8)

Loss from continuing operations before (provision) benefit for income taxes	(11.7)		(35.2)		(22.0)
(Provision) benefit for income taxes from continuing operations	(1.5)		(0.9)		3.2

Loss from continuing operations before distributions on preferred interest of subsidiary	(13.2)		(36.1)		(18.8)
Distributions on preferred interest of subsidiary (net of tax)	—		—		(0.1)

Loss from continuing operations	(13.2)		(36.1)		(18.9)
Income from operations of discontinued businesses (net of tax)	—		—		2.1
Gain on sale of discontinued businesses (net of tax)	—		—		7.4

Net loss	(13.2)		(36.1)		(9.4)
Gain on early redemption of preferred interest of subsidiary	—		—		6.6
Payment in kind of dividends on convertible preferred stock	—		(14.8)		(12.8)

Net loss attributable to common stockholders	$(13.2)		$(50.9)		$(15.6)

Loss per share of common stock — basic and diluted:
Loss from continuing operations	$(1.66)		$(4.58)		$(2.30)
Gain on early redemption of preferred interest of subsidiary	—		—		0.80
Payment-in-kind (PIK) dividends on convertible preferred stock	—		(1.87)		(1.56)

Loss from continuing operations attributable to common stockholders	(1.66)		(6.45)		(3.06)
Discontinued operations (net of tax)	—		—		1.16

Net loss attributable to common stockholders	$(1.66)		$(6.45)		$(1.90)

RESULTS OF OPERATIONS
2005 COMPARED TO 2004
Overview
     Our consolidated net sales in 2005 decreased $2.4 million, or 0.5%, from 2004. Lower net sales resulted from a lower volume of 5.6% offset by higher pricing of 4.4% and favorable currency translation of 0.7%. Gross margins were 11.6% in the year ended December 31, 2005 a decrease of 1.7 percentage points from the year ended December 31, 2004. Margins were negatively impacted by higher material costs, a portion of which could not be passed on through price increases, and higher operating costs in our Glit business. Selling, general and administrative expenses (SG&A) as a percentage of sales were 12.5% in 2005 which is comparable to 12.5% in 2004. The operating loss decreased by $23.6 million to $6.7 million, principally due to the reduction of charges associated with impairment of long-lived assets and severance, restructuring and other charges of $31.1 million. However, these reductions were offset by lower gross margins as discussed above.
     Overall, we reported a net loss attributable to common shareholders of ($13.2) million [($1.66) per share] for the year ended December 31, 2005, versus a net loss attributable to common shareholders of ($50.9) million [($6.45) per share] in the same period of 2004. During the year ended December 31, 2004, we recorded the impact of paid-in-kind dividends earned on our convertible preferred stock of ($14.8) million [($1.87) per share].
Net Sales
Maintenance Products Group
     Net sales from the Maintenance Products Group decreased from $278.9 million during the year ended December 31, 2004 to $247.9 million during the year ended December 31, 2005, a decrease of 11%. Overall, this decline was primarily due to lower volume of 15% offset by higher pricing of 4% with no impact from foreign exchange rates. Sales volume for the Contico and CEL business units in the U.S. and the U.K., which sells primarily to mass merchant customers, was significantly lower due to our decision to exit certain unprofitable business lines. We also experienced volume declines in our Glit business unit in the U.S. due to certain operational disruptions including inefficiencies caused by the consolidation of two additional Glit facilities into the Wrens, Georgia facility as well as a fire in Wrens, Georgia early in the fourth quarter of 2004. These decreases in Glit sales were partially offset by stronger sales of roofing products to the construction industry. Sales of Metal Truck Box products declined in 2005 primarily due to the lower demand from a major retail outlet customer.
     Higher pricing resulted from the implementation of selling price increases across the Maintenance Products Group, which took effect throughout 2005. The implementation of price increases was in response to the accelerating cost of our primary raw materials, packaging materials, utilities and freight starting in 2004 and continuing in 2005. We have continued to implement price increases; however, there can be no assurance that such increases will be accepted.
Electrical Products Group
     The Electrical Products Group’s sales improved from $178.8 million for the year ended December 31, 2004 to $207.3 million for the year ended December 31, 2005, an increase of 16%. Sales improved as a result of an increase in volume of 9%, higher pricing of 5%, and favorable currency translation of 2%.
     Volume at Woods US benefited principally from increased promotional activity at one of its largest mass merchant retailers in the first quarter of 2005, increases in store growth at some of our large mass merchant retailers, hurricane related orders, and the timing of purchases by customers switching to direct import (direct import sales represent merchandise shipped directly from our suppliers to our customers). Woods Canada experienced a volume increase due to an increased demand at its largest customer (a national mass merchant retailer in Canada). Sales at Woods Canada were also favorably impacted by a stronger Canadian dollar versus the U.S. dollar in 2005 versus 2004.
     Multiple selling price increases were implemented throughout 2005 at Woods US (and to a lesser extent at Woods Canada) to offset the rising cost of copper and PVC. We have continued to implement price increases; however, there can be no assurance that such increases will be accepted.

Operating Income

	2005		2004		Change
Operating income (loss)	$	% Margin	$	% Margin	$	% Margin
Maintenance Products Group	$(8.4)	(3.4)	$(2.7)	(1.0)	$(5.7)	(2.4)
Electrical Products Group	17.4	8.4	16.8	9.4	0.6	(1.0)
Unallocated corporate expense	(12.8)		(10.4)		(2.4)

	(3.8)	(0.8)	3.7	0.8	(7.5)	(1.6)
Impairments of long-lived assets	(2.1)		(30.8)		28.7
Severance, restructuring and related charges	(1.1)		(3.5)		2.4
Gain on sale of assets	0.3		0.3		—

Operating loss	$(6.7)	(1.5)	$(30.3)	(6.6)	$23.6	5.1

Maintenance Products Group
     The Maintenance Products Group’s operating loss increased from $2.7 million (-1.0% of net sales) during the year ended December 31, 2004 to an operating loss of $8.4 million (-3.4% of net sales) for the year ended December 31, 2005. The decrease was primarily attributable to lower volumes in the Contico, CEL and Glit units. In addition, higher raw material costs in 2005 versus 2004 were substantially recovered through higher selling prices, except in our CEL business unit. We continued to experience declines in the profitability of our Glit business resulting from increased costs which were principally due to certain operational disruptions at our Wrens, Georgia facility. SG&A expenses were lower in 2005 versus 2004, but as a percentage of net sales, SG&A expenses have remained essentially unchanged.
Electrical Products Group
     The Electrical Products Group’s operating income increased from $16.8 million (9.4% of net sales) for the year ended December 31, 2004 to $17.4 million (8.4% of net sales) for the year ended December 31, 2005, an increase of 4%. The increase in operating income was due to the strong volume increases at the Woods US business unit during the fourth quarter of 2005. Operating income as a percentage of net sales decreased due to a higher mix of direct import sales.
Corporate
     Corporate operating expenses increased from $10.4 million in 2004 to $12.8 million in 2005 primarily due to non-cash stock compensation expense related to the former chief executive officer of $2.0 million and higher insurance costs of $0.5 million offset by a credit recognized on stock appreciation rights of $0.8 million attributable to the lower stock price.
Impairments of Long-lived Assets
     During the fourth quarter of 2005, we recognized an impairment loss of $2.1 million related to the Glit business unit of our Maintenance Products Group (see discussion of impairment in Note 4 of the Consolidated Financial Statements in Part II, Item 8) including $1.6 million related to goodwill, $0.2 million related to a tradename intangible, $0.2 million related to a customer list intangible, and $0.1 million related to patents. Our Glit business unit sustained a lower than expected profitability level throughout the last half of 2005 which resulted from increased costs from operational disruptions at our Wrens, Georgia facility. The operational disruptions were the result of both the integration of other manufacturing operations into the facility as well as a fire in the fourth quarter of 2004. Not only did the facility have increased costs, the disruptions triggered loss or reduction of customer activity. As a result, an impairment analysis was completed on the business unit and its long-lived assets. In accordance with Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Intangible Assets, we (with the assistance of an independent third party valuation firm) performed an analysis of discounted future cash flows which indicated that the book value of the Glit unit was greater than the fair value of the business. In addition, as a result of the goodwill analysis, we also assessed whether there had been an impairment of the long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company concluded that the book value of tradename, customer list and patents associated with the Glit business units exceeded the fair value and impairment had occurred.
     During the fourth quarter of 2004, we recognized an impairment loss of $29.9 million related to the US Plastics business units of our Maintenance Products Group (see discussion of impairment in Note 4 to the Consolidated Financial Statements in Part II, Item 8) including $8.0 million related to goodwill, $8.4 million related to machinery and equipment, $10.9 million related to a customer list intangible, and $2.6 million related to a trademark. In the fourth quarter of 2004, the profitability of the Contico business unit declined sharply as we were unable to pass along sufficient selling price increases to combat the accelerating cost of resin (a key raw material used in all of the US Plastics units). We believe that our future earnings and cash flow could be negatively impacted to the extent further increases in resin and other raw material costs cannot be offset or recovered through higher selling prices. The Company concluded that the book value of equipment, a customer list intangible and trademark associated with the US Plastics business unit significantly exceeded the fair value and impairment had occurred. Also in 2004, we recorded impairment charges of $0.8 million related to property and equipment at our Metal Truck Box business unit of our Maintenance Products Group and $0.1 million related to certain assets at the Woods US business unit of our Electrical Products Group.
Severance, Restructuring and Related Charges
     Operating results for the Company during the years ended December 31, 2005 and 2004 were negatively impacted by severance, restructuring and related charges of $1.1 million and $3.5 million, respectively. Charges in 2005 related to the restructuring of the Glit business ($0.7 million), costs associated with the relocation of Corporate headquarters ($0.2 million) and costs associated with various restructuring activities ($0.2 million). Refer to further discussion on severance and restructuring charges on Page 31 and Note 19 to the Consolidated Financial Statements in Part II.
     Charges in 2004 related to adjustments to previously established non-cancelable lease liabilities for abandoned facilities ($0.9 million); a non-cancelable lease accrual and severance as a result of the shutdown of manufacturing and severance at Woods Canada ($0.9 million); the restructuring of the Glit business ($0.8 million); costs for the movement of inventory and equipment in connection with the consolidation of St. Louis manufacturing and distribution facilities ($0.3 million); the shutdown and relocation of a procurement office in Asia ($0.3 million); costs incurred for the consolidation of administrative functions for CCP ($0.2 million); and expenses for the closure of CCP Canada’s facility and the subsequent consolidation into the Woods Canada facility ($0.1 million).
Other
     In 2005, the Company recognized $0.6 million in equity income from the Sahlman investment compared to no equity income being recognized in 2004.
     Interest expense increased by $1.7 million in 2005 versus 2004, primarily as a result of higher average borrowing as well as higher interest rates and increased margins over LIBOR pursuant to the Third Amendment of our Bank of America Credit Agreement (see Note 8 of the Notes to the Consolidated Financial Statements in Part II, Item 8). Other, net for the year ended December 31, 2004 included the net write-off of amounts related to divested business ($0.9 million) and the write-off of fees and expenses ($0.5 million) associated with a financing which the Company chose not to pursue.
     The provision for income taxes for 2005 and 2004 reflects current expense for state and foreign income taxes offset by changes in certain tax reserves and foreign deferred tax assets.

2004 COMPARED TO 2003
Overview
     Our consolidated net sales in 2004 increased $21.2 million, or 5%, from 2003. Higher net sales resulted from a higher pricing of 4% and favorable currency translation of 2%, offset by lower volumes of 1%. Gross margins were 13.3% in the year ended December 31, 2004 a decrease of 2.9 percentage points from the year ended December 31, 2003. Accelerating raw material costs and incremental operating costs incurred due to the delayed consolidation of the abrasives facilities were partially offset by the favorable impact of restructuring, cost containment, lower depreciation and pricing increases. SG&A as a percentage of sales declined from 13.7% in 2003 to 12.5% in 2004. This decrease can be primarily attributed to maintaining these costs despite the increase in net sales. The operating loss increased by $22.0 million to ($30.3) million, principally due to higher impairments of long-lived assets and lower gross margins, partially offset by lower severance, restructuring and related charges.
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
Net Sales
Maintenance Products Group
     Net sales from the Maintenance Products Group decreased from $285.3 million during the year ended December 31, 2003 to $278.9 million during the year ended December 31, 2004, a decrease of 2%. Overall, this decline was primarily due to lower volumes of sales of 5%, partially offset by higher pricing of 1% and the favorable impact of exchange rates of 2%. Sales volume for the Contico business unit, which sells primarily to mass merchant customers, was significantly lower due to the elimination of certain product lines with major outlet customers and to a lesser extent due to promotions in 2003 which did not recur in 2004. We also experienced volume declines in our Glit business unit in the U.S. due to shipping and production inefficiencies caused by the delayed consolidation of two abrasives facilities into the Wrens, Georgia facility and a fire at our facility in Wrens in the fourth quarter of 2004 that disrupted production for several weeks. These decreases in Glit sales were partially offset by stronger sales of roofing products to the construction industry. We experienced volume gains in certain of our businesses that sell to commercial customers, particularly in our Gemtex, Wilen and Disco business units. Gemtex sales benefited from an improving North American economy, while sales of Wilen and Disco products benefited from the ability of customers to order products from all CCP divisions on one purchase order. The Continental business unit experienced volume declines primarily due to bid business obtained in 2003 but not repeated in 2004, customer “buy-ins” to achieve certain rebates in 2003 also not repeated in 2004 and lost market share. Lower Continental volume was partially offset by price increases implemented to combat accelerating raw material costs. CML volumes increased primarily as a result of the acquisition of Spraychem Limited on April 1, 2003. The CEL and CML business units also benefited from favorable exchange rates in 2004 versus 2003.
Electrical Products Group
     The Electrical Products Group’s sales improved from $151.1 million for the year ended December 31, 2003 to $178.8 million for the year ended December 31, 2004, an increase of 18%. Sales improved as a result of a higher pricing of 9%, an increase in volume of 7%, and favorable currency translation of 2%. Multiple selling price increases were implemented throughout 2004 at Woods US (and to a lesser extent at Woods Canada) to offset the rising cost of copper and PVC. Volume at Woods US benefited principally from the acquisition of significant new product lines with both existing and new customers. Woods Canada experienced a slight volume increase as sales to its two largest customers benefited from new product offerings and higher demand was partially offset by the loss of certain lines of business at certain customers. Sales at Woods Canada were also favorably impacted by a stronger Canadian dollar versus the U.S. dollar in 2004 versus 2003.

Operating Income

	2004		2003		Change
Operating income (loss)	$	% Margin	$	% Margin	$	% Margin
Maintenance Products Group	$(2.7)	(1.0)	$9.3	3.3	$(12.0)	(4.3)
Electrical Products Group	16.8	9.4	15.6	10.3	1.2	(0.9)
Unallocated corporate expense	(10.4)		(13.8)		3.4

	3.7	0.8	11.1	2.5	(7.4)	(1.7)
Impairments of long-lived assets	(30.8)		(11.9)		(18.9)
Severance, restructuring and related charges	(3.5)		(8.1)		4.6
Gain on sale of assets	0.3		0.6		(0.3)

Operating loss	$(30.3)	(6.6)	$(8.3)	(2.0)	$(22.0)	(4.6)

Maintenance Products Group
     The Maintenance Products Group’s operating income decreased from $9.3 million (3.3% of net sales) during the year ended December 31, 2003 to an operating loss of $2.7 million (-1.0% of net sales) for the year ended December 31, 2004. The decrease was primarily attributable to lower volumes and higher raw material costs in 2004 versus 2003 (that were only partially recovered through higher selling prices), as well as a decline in the profitability of our Glit business resulting from shipping and production inefficiencies caused by the delayed consolidation of two facilities into the Wrens, Georgia facility and the fire at our facility in Wrens in the 4th quarter of 2004 that disrupted production for several weeks. Operating results were positively impacted by $5.4 million of incremental depreciation in 2003 related to the revision of the estimated useful lives of certain manufacturing assets, effective January 1, 2003. Operating income was also favorably impacted through benefits realized from the implementation of cost reduction strategies.
Electrical Products Group
     The Electrical Products Group’s operating income increased from $15.6 million (10.3% of net sales) for the year ended December 31, 2003 to $16.8 million (9.4% of net sales) for the year ended December 31, 2004, an increase of 8%. The increase in operating income was due to the strong volume increases at the Woods US business unit as well as from reduced cost from closure of the Woods Canada manufacturing facility in December 2003 and the completion of a fully outsourced product strategy for that business. Overall, margins declined as a result of selling price increases (especially at Woods Canada) not quite keeping pace with the increasing costs of copper and PVC and the impact of increased lower-margin direct import sales.
Corporate
     Corporate operating expenses decreased from $13.8 million in 2003 to $10.4 million in 2004 principally due to lower casualty insurance costs, lower bonus expense resulting from a decline in operating performance and decreased expense for stock appreciation rights due to a lower stock price affecting the variable plan accounting for these awards.
Impairments of Long-lived Assets
     During the fourth quarter of 2004, we recognized an impairment loss of $29.9 million related to the US Plastics business units of our Maintenance Products Group (see discussion of impairment in Note 4 to the Consolidated Financial Statements in Part II, Item 8) including $8.0 million related to goodwill, $8.4 million related to machinery and equipment, $10.9 million related to a customer list intangible and $2.6 million related to a trademark. In the fourth quarter of 2004, the profitability of the Contico business unit declined sharply as we were unable to pass along sufficient selling price increases to combat the accelerating cost of resin (a key raw material used in all of the US Plastics units). We believe that our future earnings and cash flow could be negatively impacted to the extent further increases in resin and other raw material costs cannot be offset or recovered through higher selling prices. In accordance with Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Intangible Assets, we (with the assistance of an independent third party valuation firm) performed an analysis of discounted future cash flows which indicated that the book value of the US Plastics units was significantly greater than the fair value of those businesses. In addition, as a result of the goodwill analysis, we also assessed whether there had been an impairment of the long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company concluded that the book value of equipment, a customer list intangible and trademark associated with the US Plastics business unit significantly exceeded the fair value and impairment had occurred. Also in 2004, we recorded impairment charges of $0.8 million related to property and equipment at our Metal Truck Box business unit of our

Maintenance Products Group and $0.1 million related to certain assets at the Woods US business unit of our Electrical Products Group.
     Impairment charges in 2003 included $7.2 million related to idle and obsolete equipment, tooling and leasehold improvements at Warson Road, Hazelwood, Bridgeton, and the Santa Fe Springs, California metals facility, $1.3 million of costs related to the partial closure of Glit facilities in Lawrence, Massachusetts and Pineville, North Carolina and the consolidation into the Wrens, Georgia facility, $0.4 million of obsolete molds and tooling at our CEL facility and $0.4 million associated with the write down of certain equipment at Woods Canada and Woods US as a result of the closure of the manufacturing operations at both business units. In addition, $2.6 million of goodwill and patents of the Gemtex business unit were impaired as it was determined that future cash flows of this business could not support the carrying value of its intangible assets. This business unit has experienced a decline in profitability in recent years principally as a result of increasing foreign competition.
Severance, Restructuring and Related Charges
     Operating results for the Company during the years ended December 31, 2004 and 2003 were negatively impacted by severance, restructuring and related charges of $3.5 million and $8.1 million, respectively. Charges in 2004 related to adjustments to previously established non-cancelable lease liabilities for abandoned facilities ($0.9 million); a non-cancelable lease accrual and severance as a result of the shutdown of manufacturing and severance at Woods Canada ($0.9 million); the restructuring of the Glit business ($0.8 million); costs for the movement of inventory and equipment in connection with the consolidation of St. Louis manufacturing and distribution facilities ($0.3 million); the shutdown and relocation of a procurement office in Asia ($0.3 million); costs incurred for the consolidation of administrative functions for CCP ($0.2 million); and expenses for the closure of CCP Canada’s facility and the subsequent consolidation into the Woods Canada facility ($0.1 million). Refer to further discussion on severance and restructuring charges on Page 31 and Note 19 to the Consolidated Financial Statements in Part II.
     The largest of these charges in 2003 related to non-cancelable leases at abandoned facilities as a result of the consolidation of the CCP facilities in the St. Louis area into CCP’s largest and most modern plant in Bridgeton, Missouri ($3.7 million). A charge of $1.5 million was recorded related to severance associated with the shutdown of the Woods Canada manufacturing operations in December 2003. Charges of $1.2 million were also incurred relating to the restructuring of the Glit business unit, principally to consolidate the Lawrence, Massachusetts and Pineville, North Carolina facilities into the newly expanded Wrens, Georgia location. We also incurred charges in 2003 related to severance costs for headcount reductions ($0.6 million), an adjustment to a non-cancelable lease accrual due to a change in sub-lease assumptions at Woods US ($0.5 million), the consolidation of the customer service and administrative functions for CCP ($0.3 million), costs related to the closure of CCP’s metals facility in Santa Fe Springs, California ($0.2 million) and consulting fees associated with product outsourcing strategies ($0.1 million).
Other
     Upon review of Sahlman’s results for 2002 and the first half of 2003, and after initial study of the status of the shrimp industry and markets in the United States, we evaluated the business further to determine if there had been a loss in the value of the investment that was other than temporary. We estimated the fair value of the Sahlman business through a liquidation value analysis whereby all of Sahlman’s assets would be sold and all of its obligations would be settled with the assistance of a third party appraisal. Also based on the aforementioned appraisal, we evaluated the business by using various discounted cash flow analyses, estimating future free cash flows of the business with different assumptions regarding growth, and reducing the value of the business arrived at through this analysis by its outstanding debt. All values were then multiplied by 43%, Katy’s investment percentage. The answers derived by each of the three assumption models were then probability weighted. As a result, Katy concluded that $1.6 million was a reasonable estimate of the value of its investment in Sahlman, and therefore a charge of $5.5 million was recorded in the third quarter of 2003 to reduce the carrying value of the investment. In 2004, the Company did not recognize any equity income given no income was present at Sahlman.
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
LIQUIDITY AND CAPITAL RESOURCES
     We require funding for working capital needs and capital expenditures. We believe that our cash flow from operations and the use of available borrowings under the Bank of America Credit Agreement (as defined below) provide sufficient liquidity for our operations going forward. As of December 31, 2005, we had cash and cash equivalents of $8.4 million versus cash and cash equivalents of $8.5 million at December 31, 2004. Also as of December 31, 2005, we had outstanding borrowings of $57.7 million [51% of total capitalization], under the Bank of America Credit Agreement with unused borrowing availability on the Revolving Credit Facility of $27.4 million. As of December 31, 2004, we had outstanding borrowings of $58.7 million [46% of total capitalization]. We provided cash flow from operations of $6.6 million during the year ended December 31, 2005 versus the $8.0 million used in operations during the year ended December 31, 2004. The Company improved its cash flow from operations as a result of reducing accounts receivable and inventory along with the management of accounts payable levels. We expect these liquidity trends to continue in 2006 as capital expenditures are expected to be comparable in 2006, and working capital is expected to be stable.
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
     Our borrowing base under the Bank of America Credit Agreement is reduced by the outstanding amount of standby and commercial letters of credit. Vendors, financial institutions and other parties with whom we conduct business may require letters of credit in the future that either (1) do not exist today or (2) would be at higher amounts than those that exist today. Currently, our largest letters of credit relate to our casualty insurance programs. At December 31, 2005, total outstanding letters of credit were $10.0 million.
     All extensions of credit under the Bank of America Credit Agreement are collateralized by a first priority security interest in and lien upon the capital stock of each material domestic subsidiary (65% of the capital stock of certain foreign subsidiaries), and all of our present and future assets and properties. Customary financial covenants and restrictions apply under the Bank of America Credit Agreement. Until September 30, 2004, interest accrued on the Revolving Credit Facility borrowings at 175 basis points over applicable LIBOR rate and at 200 basis points over LIBOR for borrowings under the Term Loan. In accordance with the Bank of America Credit Agreement, our margins (i.e. the interest rate spread above LIBOR) increased by 25 basis points in the fourth quarter of 2004 based upon certain leverage measurements. Margins increased an additional 25 basis points in the first quarter of 2005 based on our leverage ratio (as defined in the Bank of America Credit Agreement) as of December 31, 2004 and will increase another 50 basis points upon the effective date of the Third Amendment (see below). Also in accordance with the Bank of America Credit Agreement, margins on the term borrowings will drop 25 basis points if the balance of the Term Loan is reduced below $10.0 million. Interest accrues at higher margins on prime rates for swing loans, the amounts of which were nominal at December 31, 2005.
     At December 31, 2004, we determined that due to declining profitability in the fourth quarter of 2004, potentially lower profitability in the first half of 2005 and the timing of certain restructuring payments, we would not meet our Fixed Charge Coverage Ratio (as defined in the Bank of America Credit Agreement) and could potentially exceed our maximum Consolidated Leverage Ratio (also as defined in the Bank of America Credit Agreement) as of the end of the first, second and third quarters of 2005. In anticipation of not achieving the minimum Fixed Charge Coverage Ratio or exceeding the maximum Consolidated Leverage Ratio, we obtained an amendment to the Bank of America Credit Agreement (the “Second Amendment”). The Second Amendment applied only to the first three quarters of 2005 and the covenants would have returned to their original levels for the fourth quarter of 2005. Specifically, the Second Amendment eliminated the Fixed Charge Coverage Ratio, increased the maximum Consolidated Leverage Ratio, established a Minimum Consolidated EBITDA (on a latest twelve months basis) for each of the periods and also established a Minimum Availability (the eligible collateral base less outstanding borrowings and letters of credit) on each day within the nine-month period.
     Subsequent to the Second Amendment’s effective date, we determined that we would likely not meet these amended financial covenants. On April 13, 2005, we obtained a further amendment to the Bank of America Credit Agreement (the “Third Amendment”). The Third Amendment eliminated the maximum Consolidated Leverage Ratio and the Minimum Consolidated EBITDA as established by the Second Amendment and adjusted the Minimum Availability such that our eligible collateral must exceed the sum of our outstanding borrowings and letters of credit under the Revolving Credit Facility by at least $5 million from the effective date of the Third Amendment through September 29, 2005 and by at least $7.5 million from September 30, 2005 until the date we deliver our financial statements for the first quarter of 2006 to our lenders. Subsequent to the delivery of the financial statements for the first quarter of 2006, the Third Amendment reestablished the minimum Fixed Charge Coverage Ratio as originally set forth in the Bank of America Credit Agreement. The Third Amendment also reduced the maximum allowable capital expenditures for 2005 from $15 million to $10 million, and increased the interest rate margins on all of our outstanding borrowings and letters of credit to the largest margins set forth in the Bank of America Credit

Agreement. Interest rate margins would have returned to levels set forth in the Bank of America Credit Agreement subsequent to the delivery of our financial statements for the first quarter of 2006 to our lenders.
     During 2005, the Company obtained two additional amendments to the Bank of America Credit Agreement. The Fourth Amendment allowed the Company to finance its insurance premium to a certain level whereas the Fifth Amendment allowed the acquisition of assets and assumption of certain liabilities of Washington International Non-Wovens, LLC.
     We were in compliance with the above financial covenants in the Bank of America Credit Agreement, as amended above, at December 31, 2005. Due to the performance levels within our Maintenance Group, we would not meet our Fixed Charge Coverage Ratio (as defined in the amended Bank of America Credit Agreement) during 2006. In anticipation of not achieving the minimum Fixed Charge Coverage Ratio, we obtained an amendment to the Bank of America Credit Agreement (the “Sixth Amendment”) on March 9, 2006.
     As a result of the Sixth Amendment, the Company’s current debt covenants under the Bank of America Credit Agreement are as follows:
     Minimum Availability – Eligible collateral must exceed the sum of our outstanding borrowings and letters of credit under the Revolving Credit Facility by at least $5 million from the effective date of the Sixth Amendment through September 29, 2006 and by at least $7.5 million from September 30, 2006 until the date we deliver our financial statements for the first quarter of 2007 to our lenders.
     Fixed Charge Coverage Ratio – The Company is required to maintain a Fixed Charge Coverage Ratio (as defined in the Bank of America Credit Agreement) of 1.1:1. Pursuant to the Sixth Amendment, this covenant was suspended and will be reinstated following the first quarter of 2007.
     Capital Expenditures – For the year ended December 31, 2006, the Company is not to exceed $12.0 million in capital expenditures. Subsequent to 2006, the Company is not to exceed $15.0 million during a single fiscal year.
     Leverage Ratio – The Third Amendment to the Bank of America Credit Agreement eliminated the Leverage Ratio (as defined in the Bank of America Credit Agreement) as a financial covenant. Following the first quarter of 2007, the Leverage Ratio will be utilized to determine the interest rate margin over the applicable LIBOR rate.
     If we are unable to comply with the terms of the amended covenants, we could seek to obtain further amendments and pursue increased liquidity through additional debt financing and/or the sale of assets (see discussion above). However, the Company believes that we will be able to comply with all covenants, as amended, throughout 2006.
     We incurred additional debt issuance costs in 2004 associated with the Bank of America Credit Agreement. Additionally, at the time of the inception of the Bank of America Credit Agreement, we had approximately $4.0 million of unamortized debt issuance costs associated with the previous credit agreement. The remainder of the previously capitalized costs, along with the capitalized costs from the Bank of America Credit Agreement, will be amortized over the life of the Bank of America Credit Agreement through April 2009. Based on the pro rata reduction in borrowing capacity from a previous refinancing of the Company’s credit facility and in the connection with the sale of assets (primarily the GC/Waldom and Duckback businesses) to repay the term loan under the previous agreement, we charged to expense $1.8 million of previously unamortized debt issuance costs during 2003. Also, during the first quarter of 2004, we incurred fees and expenses of $0.5 million associated with a financing which we chose not to pursue. In 2005, the Company had the amortization of debt issuance costs of $1.1 million. In addition, the Company incurred $0.2 million associated with amending the Bank of America Credit Agreement, as discussed above.
     The revolving credit facility under the Bank of America Credit Agreement requires lockbox agreements which provide for all receipts to be swept daily to reduce borrowings outstanding. These agreements, combined with the existence of a material adverse effect (“MAE”) clause in the Bank of America Credit Agreement, caused the revolving credit facility to be classified as a current liability, per guidance in the Emerging Issues Task Force Issue No. 95-22, Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement. We do not expect to repay, or be required to repay, within one year, the balance of the revolving credit facility classified as a current liability. The MAE clause, which is a fairly typical requirement in commercial credit agreements, allows the lenders to require the loan to become due if they determine there has been a material adverse effect on our operations, business, properties, assets, liabilities, condition, or prospects. The classification of the revolving credit facility as a current liability is a result only of the combination of the lockbox agreements and MAE clause. The Bank of America Credit Agreement does not expire or have a maturity date within one year, but rather has a final expiration date of April 20, 2009. The lender had not notified us of any indication of a MAE at December 31, 2005, and we were not in default of any provision of the Bank of America Credit Agreement at December 31, 2005.

Contractual Obligations
     We have contractual obligations associated with our debt, operating lease agreements, severance and restructuring, and other obligations. Our obligations as of December 31, 2005, are summarized below (in thousands of dollars):

		Due in less	Due in 1-3	Due in 3-5	Due after
Contractual Obligations	Total	than 1 year	years	years	5 years
Revolving credit facility [a]	$41,946	$41,946	$—	$—	$—
Term loans	15,714	2,857	5,714	7,143	—
Interest on debt [b]	12,804	4,068	7,049	1,687	—
Operating leases [c]	29,181	7,843	14,546	5,683	1,109
Severance and restructuring [c]	2,261	1,184	600	324	153
SESCO payable to Montenay [d]	2,750	1,100	1,650	—	—
Postretirement benefits [e]	6,098	940	1,491	1,360	2,307

Total Contractual Obligations	$110,754	$59,938	$31,050	$16,197	$3,569

		Due in less	Due in 1-3	Due in 4-5	Due after 5
Other Commercial Commitments	Total	than 1 year	years	years	years
Commercial letters of credit	$1,297	$1,297	$—	$—	$—
Stand-by letters of credit	8,702	8,702	—	—	—
Guarantees [f]	15,300	15,300	—	—	—

Total Commercial Commitments	$25,299	$25,299	$—	$—	$—

[a]	As discussed in the Liquidity and Capital Resources section above and in Note 8 to the Consolidated Financial Statements in Part I, Item 1, the entire revolving credit facility under the Bank of America Revolving Credit Agreement is classified as a current liability on the Consolidated Balance Sheets as a result of the combination in the Bank of America Credit Agreement of (i) lockbox agreements on Katy’s depository bank accounts, and (ii) a subjective Material Adverse Effect (MAE) clause. The Revolving Credit Facility expires in April of 2009.

[b]	Represents interest on the Revolving Credit Facility and Term Loan of the Bank of America Credit Agreement. Amounts assume interest accrues at the current rate in effect, including the effect of the impact of the increased margins through the end of the first quarter of 2007 pursuant to the Sixth Amendment. The amount also assumes the principal balance of the Revolving Credit Facility remains constant through its expiration date of April 20, 2009 and the principal balance of the Term Loan amortizes in accordance with the terms of the Bank of America Credit Agreement. Due to the variable nature of the Bank of America Credit Agreement, actual interest rates could differ from the assumptions above. In addition, actual borrowing levels could differ from the assumptions above due to liquidity needs.

[c]	Future non-cancelable lease rentals are included in the line entitled “Operating leases,” which also includes obligations associated with restructuring activities. The Consolidated Balance Sheets at December 31, 2005 and 2004, includes $3.0 million and $3.6 million, respectively, in discounted liabilities associated with non-cancelable operating lease rentals, net of estimated sub-lease revenues, related to facilities that have been abandoned as a result of restructuring and consolidation activities.

[d]	Amount owed to Montenay as a result of the SESCO partnership, discussed in Note 7 to the Consolidated Financial Statements. $1.1 million of this obligation is classified in the Consolidated Balance Sheets as an Accrued Expense in Current Liabilities, while the remainder is included in Other Liabilities, recorded on a discounted basis.

[e]	Benefits consisting of post-retirement medical obligations to retirees of former subsidiaries of Katy, as well as deferred compensation plan liabilities to former officers of the Company, discussed in Note 10 to the Consolidated Financial Statements.

[f]	As discussed in Note 7 to the Consolidated Financial Statements in Part I, Item 1, SESCO, an indirect wholly-owned subsidiary of Katy, is party to a partnership that operates a waste-to-energy facility, and has certain contractual obligations, for which Katy provides certain guarantees. If the partnership is not able to perform its obligations under the contracts, under certain circumstances SESCO and Katy could be subject to damages equal to the amount of Industrial Revenue Bonds outstanding (which financed construction of the facility) less amounts held by the partnership in debt service reserve funds. As of December 31, 2005, $15.3 million of the Industrial Revenue Bonds remained outstanding. Katy and SESCO do not anticipate non-performance by parties to the contracts.

Off-balance Sheet Arrangements
     See Note 7 to the Consolidated Financial Statements in Part II, Item 8 for a discussion of SESCO.
Cash Flow
     Liquidity was positively impacted during 2005 as a result of higher operating cash flow which offset funds used for capital expenditures and acquisition of assets. We provided $6.6 million of operating cash compared to operating cash used during 2004 of $8.0 million. During 2005, the Company reduced debt obligations by $1.4 million due to the positive impact of reduced working capital levels that covered our capital expenditures and debt reduction.
Operating Activities
     Cash flow from operating activities before changes in operating assets and discontinued operations was $2.2 million in 2005 versus $8.5 million in 2004. While we reported a net loss in both periods, these amounts included many non-cash items such as depreciation and amortization, impairments of long-lived assets, the write-off and amortization of debt issuance costs, non-cash stock compensation expense associated with the former CEO, the gain or loss on the sale of assets and the equity income from our equity method investment. We provided $4.4 million of cash related to operating assets and liabilities in 2005 compared to the use of $16.5 million in cash in 2004. Our operating cash flow was favorably impacted in 2005 by reduction of working capital initiatives with accounts receivable, inventory and accounts payable. In 2004, the Company incurred an increase in inventory of $11.1 million, due primarily to higher material costs, and increased levels to support higher volumes in the Electrical Products Group and provide higher levels of customer service. By the end of 2005, we were turning our inventory at 4.6 times per year versus 5.0 times per year in 2004. Cash of $2.3 million and $7.0 million was used in 2005 and 2004, respectively, to satisfy severance, restructuring and related obligations.
Investing Activities
     Capital expenditures totaled $9.4 million in 2005 as compared to $13.9 million in 2004 as spending for restructuring activities began to slow down as compared to 2004. In 2005, we acquired substantially all of the assets and assumed certain liabilities of Washington International Non-Woven, LLC. Anticipated capital expenditures are expected to be comparable in 2006 to 2005 levels, mainly due to available capacity and amended bank covenants. We sold additional assets in 2005 and 2004 for net proceeds of $1.0 million and $5.8 million, respectively. On March 31, 2004, Woods Canada sold its manufacturing facility for net proceeds of $3.2 million and immediately entered into a sale/leaseback arrangement to allow that business unit to occupy this property as a distribution facility. On June 28, 2004, CCP sold its vacant metals facility in Santa Fe Springs, California for net proceeds of $1.9 million. On February 3, 2003, Woods US sold its manufacturing facility in Moorseville, for net proceeds of $1.8 million, of which $0.7 million was used to repay a mortgage loan on that property. In addition to the sale of real estate assets, we received aggregate net proceeds of $23.6 million for the sale of the GC/Waldom and Duckback businesses in 2003.
Financing Activities
     Cash flows from financing activities in 2005 reflect the reduction of our debt obligations as cash provided by operations exceeded the requirements from investing activities. In 2004, cash flows from financing activities reflect the refinancing of our outstanding obligations in April 2004. Overall, debt increased $18.9 million in 2004. Direct debt costs, primarily associated with the debt modifications and refinance transactions, totaled $0.2 million and $1.5 million in 2005 and 2004, respectively. During 2005, the Company acquired 3,200 shares of common stock on the open market for approximately $7 thousand. During 2004, 12,000 shares of common stock were repurchased on the open market for approximately $0.1 million under our $5.0 million share repurchase program, while in 2003, 482,800 shares of common stock were repurchased on the open market for approximately $2.5 million.
TRANSACTIONS WITH RELATED AND CERTAIN OTHER PARTIES
     In connection with the Contico International, L.L.C. (now CCP) acquisition on January 8, 1999, we entered into building lease agreements with Newcastle Industries, Inc. (Newcastle). Lester Miller, the former owner of CCP, and a Katy director from 1999 to 2000, is the majority owner of Newcastle. Currently, the Hazelwood, Missouri facility is the only property leased directly from Newcastle. We believe that rental expense for these properties approximates market rates. Related party rental expense was approximately $0.5 million for each of the years ended December 31, 2005, 2004 and 2003.

     Upon our purchase of the common interest of CCP on January 8, 1999, Newcastle retained a preferred interest in CCP, represented by 329 preferred units, each with a stated value of $100,000, for an aggregate stated value of $32.9 million. The preferred interest yielded an 8% cumulative annual return on its stated value while outstanding, payable quarterly in cash. In connection with the Recapitalization, the Company entered into an agreement with Newcastle to redeem at a 40% discount 165 preferred units, plus accrued distributions thereon, which, as disclosed above, had a stated value prior to the Recapitalization of $32.9 million. We utilized approximately $10.2 million of the proceeds from the Recapitalization for the purpose of redeeming the 165 preferred units. The holder of the preferred interest retained 164 preferred units, with a stated value of $16.4 million. In connection with a previous credit agreement completed in February 2003, the remaining 164 preferred units were redeemed early at a similar 40% discount. We paid Newcastle $0.1 million of preferred distributions for the year ended December 31, 2003 on the preferred units of CCP held by Newcastle. We do not owe any further distributions.
     Kohlberg & Co., L.L.C., an affiliate of Kohlberg Investors IV, L.P., whose affiliate holds all 1,131,551 shares of our Convertible Preferred Stock, provides ongoing management oversight and advisory services to Katy. We paid $0.5 million annually for such services in 2005, 2004 and 2003. We expect to pay $0.5 million annually in future years.
SEVERANCE, RESTRUCTURING AND RELATED CHARGES
     Over the past three years, the Company has initiated several cost reduction and facility consolidation initiatives, resulting in severance, restructuring and related charges. Key initiatives were the consolidation of the St. Louis manufacturing/distribution facilities, shutdown of both Woods U.S. and Woods Canada manufacturing as well as the consolidation of the Glit facilities. These initiatives resulted from the on-going strategic reassessment of our various businesses as well as the markets in which they operate.
     A summary of charges by major initiative is as follows:

	2005	2004	2003
	(Amounts in Thousands)
Consolidation of St. Louis manufacturing/distribution facilities	$39	$1,460	$3,731
Shutdown of Woods Canada manufacturing	134	841	1,497
Consolidation of Glit facilities	724	791	1,151
Consolidation of administrative functions for CCP	21	215	314
Shutdown of Woods U.S. manufacturing	—	38	503
Senior management transition and headcount rationalization	—	—	645
Consultant — outsourcing	—	—	84
Corporate office relocation	172	—	—
Other	—	160	207

Total severance, restructuring and related costs	$1,090	$3,505	$8,132

     The impact of actions in connection with the above initiatives on the Company’s reportable segments (before tax) is as follows:

	Total Expected	Total Provision
	Cost	to Date

Maintenance Products Group	$21,243	$20,993
Electrical Products Group	12,776	12,776
Corporate	12,323	12,073

	$46,342	$45,842

     A rollforward of all restructuring and related reserves since December 31, 2003 is as follows:

		One-time	Contract
		Termination	Termination
	Total	Benefits [a]	Costs [b]	Other [c]
Restructuring and related liabilities at December 31, 2003	$7,888	$1,622	$6,211	$55
Additions	3,974	968	2,224	782
Reductions	(469)	(10)	(459)	$—
Payments	(7,032)	(1,775)	(4,420)	(837)
Currency Translation	93	2	91	$—

Restructuring and related liabilities at December 31, 2004	$4,454	$807	$3,647	$—

Additions	1,170	506	516	148
Reductions	(80)	(19)	(61)	$—
Payments	(2,252)	(861)	(1,243)	(148)
Currency Translation	127	(1)	128	$—

Restructuring and related liabilities at December 31, 2005 [d]	$3,419	$432	$2,987	$—

[a]	Includes severance, benefits, and other employee-related costs associated with the employee terminations.

[b]	Includes charges related to non-cancelable lease liabilities for abandoned facilities, net of estimated sub-lease revenue. Total maximum potential amount of lease loss, excluding any sublease rentals, is $3.9 million as of December 31, 2005. We have included $0.9 million as an offset for sublease rentals.

[c]	Includes charges associated with moving inventory, machinery and equipment, consolidation of administrative and operational functions, and consultants working on sourcing and other manufacturing and production efficiency initiatives.

[d]	Katy expects to substantially complete its restructuring program in 2006. The remaining severance, restructuring and related costs for these initiatives are expected to be approximately $0.5 million.
     Since 2001, the Company has been focused on a number of restructuring and cost reduction initiatives, resulting in severance, restructuring and related charges. With these changes, we anticipated cost savings from reduced headcount, higher utilized facilities and divested non-core operations. However, anticipated cost savings have been impacted from such factors as material price increases, competitive markets and inefficiencies incurred from consolidation of facilities. See Note 19 to the Consolidated Financial Statements in Part II, Item 8 for further discussion of severance, restructuring and related charges.
OUTLOOK FOR 2006
     We experienced strong sales performance during 2005 from the Woods US retail electrical corded products business, offset by lower volumes in our Contico and Glit business units. Price increases were passed along to our Woods US customers during 2005 as a result of the rise in copper prices in the last two years and we are implementing additional price increases in 2006. We anticipate a reduction in net sales from Woods US due to customers moving more of their purchases directly to Asian manufacturers. We continue to implement price increases for the Continental, Container and Contico business units in response to higher raw material costs. However, in the Contico business unit, we face the continuing challenge of passing through price increases to offset these higher costs, and sales volumes have been and are likely to continue to be negatively impacted as a result of raising prices.
     We expect that the quality, shipping and production issues present at our Glit facilities in 2005 will improve over 2006. We believe the Glit business unit will improve its quality level and cost control in its current operations and as they consolidate the Pineville, North Carolina operation into the Wrens, Georgia facility. We currently believe this consolidation will occur in 2006 and will result in improved profitability of our Glit business. In addition, we believe the disruption to our Glit operations over the last two years resulted in the loss of certain customers. While we expect to recover some of these lost sales, we may experience additional lost sales in 2006.
     Cost of goods sold is subject to variability in the prices for certain raw materials, most significantly thermoplastic resins used in the manufacture of plastic products for the Continental and Contico businesses. Prices of plastic resins, such as polyethylene and polypropylene have increased steadily from the latter half of 2002 through 2005. Management has observed that the prices of plastic resins are driven to an extent by prices for crude oil and natural gas, in addition to other factors specific to the supply and demand of the resins themselves. We are equally exposed to price changes for copper at our Woods US and

Woods Canada business units. Prices for copper increased in late 2003 and continued through 2005. Prices for aluminum and steel (raw materials used in our Metal Truck Box business), corrugated packaging material and other raw materials have also accelerated over the past year. We have not employed an active hedging program related to our commodity price risk, but are employing other strategies for managing this risk, including contracting for a certain percentage of resin needs through supply agreements and opportunistic spot purchases. We have experienced cost increases in the prices of primary raw materials used in our products and inflation on other costs such as packaging materials, utilities and freight. In a climate of rising raw material costs (and especially in 2005), we experience difficulty in raising prices to shift these higher costs to our consumer customers for our plastic products. Our future earnings may be negatively impacted to the extent further increases in costs for raw materials cannot be recovered or offset through higher selling prices. We cannot predict the direction our raw material prices will take during 2006 and beyond.
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
     SG&A expenses were comparable as a percentage of sales in 2005 versus 2004 and should remain stable as a percentage of sales in 2006. We have completed the process of transferring back-office functions of our Wilen, Glit and Disco business units from Georgia to Bridgeton, Missouri, the headquarters of CCP. We will continue to evaluate the possibility of further consolidation of administrative processes.
     Interest rates rose in 2005 and we expect rates to increase slightly in 2006. Ultimately, we cannot predict the future levels of interest rates. With the execution of the Sixth Amendment under the Bank of America Credit Agreement, the Company will have the interest rate margins on all of our outstanding borrowings and letters of credit set at the largest margins set forth in the Bank of America Credit Agreement. Interest rate margins will return to levels set forth in the Bank of America Credit Agreement subsequent to the delivery of our financial statements for the first quarter of 2007 to our lenders.
     Given our history of operating losses, along with guidance provided by the accounting literature covering accounting for income taxes, we are unable to conclude it is more likely than not that we will be able to generate future taxable income sufficient to realize the benefits of domestic deferred tax assets carried on our books. Therefore, except for our profitable foreign subsidiaries, a full valuation allowance on the net deferred tax asset position was recorded at December 31, 2005 and 2004, and we do not expect to record the benefit of any deferred tax assets that may be generated in 2006. We will continue to record current expense associated with federal, foreign and state income taxes.
     In 2005, our financial performance benefited from favorable currency translation as the Canadian dollar strengthened throughout the year against the U.S. dollar. While we cannot predict the ultimate direction of exchange rates, we do not expect to see the same favorable impact on our financial performance in 2006.
     We expect our working capital levels to remain constant as a percentage of sales. However, inventory carrying values may be impacted by higher material costs. Cash flow will be used in 2006 for capital expenditures and payments due under our term loan as well as the settlement of previously established restructuring accruals. The majority of these accruals relate to non-cancelable lease obligations for abandoned facilities. These accruals do not create incremental cash obligations in that we are obligated to make the associated payments whether we occupy the facilities or not. The amount we will ultimately pay out under these accruals is dependent on our ability to successfully sublet all or a portion of the abandoned facilities.
     On March 9, 2006, in anticipation of not achieving the minimum Fixed Charge Coverage Ratio as of the end of each quarter of 2006, we obtained the Sixth Amendment to the Bank of America Credit Agreement. The Sixth Amendment adjusts the Minimum Availability such that our eligible collateral must exceed the sum of our outstanding borrowings and letters of credit under the Revolving Credit Facility by at least $5 million from the effective date of the Sixth Amendment through September 29, 2006 and by at least $7.5 million from September 30, 2006 until the date we deliver our financial statements for the first quarter of 2007 to our lenders. Subsequent to the delivery of the financial statements for the first quarter of 2007, the Sixth Amendment reestablishes the minimum Fixed Charge Coverage Ratio as originally set forth in the Bank of America Credit Agreement. The Sixth Amendment also reduces the maximum allowable capital expenditures for 2006 from $15 million to $12 million, and increases the interest rate margins on all of our outstanding borrowings and letters of credit to the largest margins set forth in the Bank of America Credit Agreement. Interest rate margins will return to levels set forth in the Bank of America Credit Agreement subsequent to the delivery of our financial statements for the first quarter of 2007 to our lenders.
     If we are unable to comply with the terms of the amended covenants, we could seek to obtain further amendments and pursue increased liquidity through additional debt financing and/or the sale of assets. We believe that given our strong working capital base, additional liquidity could be obtained through additional debt financing, if necessary. However, there is no guarantee that such financing could be obtained. The Company believes that we will be able to comply with all covenants, as amended, throughout 2006. In addition, we are continually evaluating alternatives relating to the sale of excess assets and divestitures of certain of our business units. Asset sales and business divestitures present opportunities to provide additional liquidity by de-leveraging our financial position.
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
–	Increases in the cost of, or in some cases continuation of, the current price levels of plastic resins, copper, paper board packaging, and other raw materials.

–	Our inability to reduce product costs, including manufacturing, sourcing, freight, and other product costs.

–	Greater reliance on third parties for our finished goods as we increase the portion of our manufacturing that is outsourced.

–	Our inability to reduce administrative costs through consolidation of functions and systems improvements.

–	Our inability to execute our systems integration plan.

–	Our inability to successfully integrate our operations as a result of the facility consolidations.

–	Our inability to sub-lease rented facilities which have been abandoned as a result of consolidation and restructuring initiatives.

–	Our inability to achieve product price increases, especially as they relate to potentially higher raw material costs.

–	The potential impact of losing lines of business at large mass merchant retailers in the discount and do-it-yourself markets.

–	Competition from foreign competitors.

–	The potential impact of rising interest rates on our LIBOR-based Bank of America Credit Agreement.

–	Our inability to meet covenants associated with the Bank of America Credit Agreement.

–	The potential impact of rising costs for insurance for properties and various forms of liabilities.

–	The potential impact of changes in foreign currency exchange rates related to our foreign operations.

–	Labor issues, including union activities that require an increase in production costs or lead to a strike, thus impairing production and decreasing sales. We are also subject to labor relations issues at entities involved in our supply chain, including both suppliers and those involved in transportation and shipping.

–	Changes in significant laws and government regulations affecting environmental compliance and income taxes.
     Words and phrases such as “expects,” “estimates,” “will,” “intends,” “plans,” “believes,” “should”, “anticipates” and the like are intended to identify forward-looking statements. The results referred to in forward-looking statements may differ materially from actual results because they involve estimates, assumptions and uncertainties. Forward-looking statements included herein are as of the date hereof and we undertake no obligation to revise or update such statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. All forward-looking statements should be viewed with caution.

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
     Revenue Recognition – Revenue is recognized for all sales, including sales to distributors, at the time the products are shipped and title has transferred to the customer, provided that a purchase order has been received or a contract has been executed, there are no uncertainties regarding customer acceptances, the sales price is fixed and determinable and collection is deemed probable. The Company’s standard shipping terms are FOB shipping point. The Company records sales discounts, returns and allowances in accordance with EITF 01-09, Accounting for Consideration Given by a Vendor to a Customer. Sales discounts, returns and allowances, and cooperative advertising are included in net sales, and the provision for doubtful accounts is included in selling, general and administrative expenses. These provisions are estimated at the time of sale.
     Stock-based Compensation – The Company follows the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, regarding accounting for stock options and other stock awards. APB Opinion No. 25 dictates a measurement date concept in the determination of compensation expense related to stock awards including stock options, restricted stock, and stock appreciation rights. Katy’s outstanding stock options all have established measurement dates and therefore, fixed plan accounting is applied, generally resulting in no compensation expense for stock option awards. However, the Company has issued stock appreciation rights, stock awards and restricted stock awards which are accounted for as variable stock compensation awards and compensation expense has been recorded for these awards. Compensation expense for stock awards and stock appreciation rights is recorded in selling, general and administrative expenses in the Consolidated Statements of Operations.
     In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123R. SFAS No. 123R sets accounting requirements for “share-based” compensation to employees, requires companies to recognize the grant-date fair value of stock options and other equity-based compensation issued to employees and disallows the use of the intrinsic value method of accounting for stock compensation. This statement was to be effective for all interim and annual reporting periods beginning after June 15, 2005; however, the Securities and Exchange Commission (SEC) adopted a rule that amends the effective date for SFAS No. 123R at the beginning of their next fiscal year, instead of the next reporting period that begins after June 15, 2005. The Company will adopt SFAS No. 123R using the modified prospective transition method, which will require the recording of stock option expense beginning on January 1, 2006, the first day of first quarter of 2006. The Company expects that stock option expense will approximate $0.8 million in 2006.
     Accounts Receivable – We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer’s current creditworthiness, as determined by our review of their current credit information. We continuously monitor collections and payment from our customers and maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified. While such credit losses have historically been within our expectations and the provision established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. Since our accounts receivable are concentrated in a relatively few number of large sized customers, especially our consumer/retail customers, a significant change in the liquidity or financial position of any one of these customers could have a material adverse impact on our ability to collect our accounts receivable and our future operating results.
     Inventories – We value our inventory at the lower of the actual cost to purchase and/or manufacture the inventory or the current estimated market value of the inventory. We regularly review inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on our estimated forecast of product demand and production requirements for the next twelve months. Our accounting policies state that operating divisions are to identify, at a minimum, those inventory items that are in excess of either one year’s historical or one year’s forecasted usage, and to use business judgment in determining which is the more appropriate metric. Those inventory items must then be evaluated on a lower of cost or market basis for realization. A significant increase in the demand for our products could result in a short-term increase in the cost of inventory purchases while a significant decrease in demand could result in an increase in the amount of excess inventory quantities on hand. Additionally, our estimates of future product demand may prove to be inaccurate, in which case we may have understated or overstated the provision required for excess and obsolete inventory. In the future, if our inventory is determined to be overvalued, we would be required to recognize such costs in our cost of goods sold at the time of such determination.
     Therefore, although we make every effort to ensure the accuracy of our forecasts of future product demand, any significant unanticipated changes in demand or product developments could have a significant impact on the value of our inventory and our reported operating results. Our reserves for excess and obsolete inventory were $4.5 million and $4.7 million, respectively, as of December 31, 2005 and 2004.
     Goodwill and Impairments of Long-Lived Assets – In connection with certain acquisitions, we recorded goodwill representing the cost of the acquisition in excess of the fair value of the net assets acquired. In accordance with Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Intangible Assets, the fair value of each reporting unit that carries goodwill is determined annually, and the fair value is compared to the carrying value of the reporting unit. If the fair value exceeds the carrying value, then no adjustment is necessary. If the carrying value of the reporting unit exceeds the fair value, appraisals are performed of long-lived assets and other adjustments are made to arrive at a revised fair value balance sheet. This revised fair value balance sheet (without goodwill) is compared to the fair value of the business previously determined, and a revised goodwill amount is reached. If the indicated goodwill amount meets or exceeds the current carrying value of goodwill, then no adjustment is required. However, if the result indicates a reduced level of goodwill, an impairment is recorded to state the goodwill at the revised level. Any future impairments of goodwill determined in accordance with SFAS No. 142 would be recorded as a component of income from continuing operations.
     We review our long-lived assets for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, whenever triggering events indicate that an impairment may have occurred. We monitor our operations to look for triggering events that may cause us to perform an impairment analysis. These events include, among others, loss of product lines, poor operating performance and abandonment of facilities. We determine the lowest level at which cash flows are separately identifiable to perform the future cash flows tests, and apply the results to the assets related to those separately identifiable cash flows. In some cases, this may be at the individual asset level, but in other cases, it is more appropriate to perform this testing at a business unit level (especially when poor operating performance was the triggering event). For assets that are to be held and used, we compare undiscounted future cash flows associated with the asset (or asset group) and determine if the carrying value of the asset (asset group) will be recovered by those cash flows over the remaining useful life of the asset (or of the primary asset of an asset group). If the future undiscounted cash flows indicate that the carrying value of the asset (asset group) will not be recovered, then the asset is marked to fair value. For assets that are to be disposed of by sale or by a means other than by sale, the identified asset (or disposal group if a group of assets or entire business unit) is marked to fair value less costs to sell. In the case of the planned sale of a business unit, SFAS No. 144 indicates that disposal groups should be reported as discontinued operations on the consolidated financial statements if cash flows of the disposal group are separately identifiable. SFAS No. 144 has had an impact on the application of accounting for discontinued operations, making it in general much easier to classify a business unit (disposal group) held for sale as a discontinued operation. The rules covering discontinued operations prior to SFAS No. 144 generally required that an entire segment of a business be planned for disposal in order to classify it as a discontinued operation. We recorded impairments of long-lived assets during 2005, 2004, and 2003 in accordance with SFAS No. 144, which are discussed in Notes 3 and 4 to the Consolidated Financial Statements in Part II, Item 8. We also recorded amounts as discontinued operations in 2003 (and for all periods presented), which are detailed further in Note 6 to the Consolidated Financial Statements.
     Deferred income taxes – We recognize deferred income tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. Deferred income tax assets also include federal, state and foreign net operating loss carry forwards, primarily due to the significant operating losses incurred during recent years, as well as various tax credits. We regularly review our deferred income tax assets for recoverability taking into consideration historical net income (losses), projected future income (losses) and the expected timing of the reversals of existing temporary differences. We establish a valuation allowance when it is more likely than not that these assets will not be recovered. As of December 31, 2005, we had a valuation allowance of $64.5 million. During the year ended December 31, 2005, we increased the valuation allowance by $4.5 million primarily to provide a full reserve against our net deferred tax asset position. Except for certain of our foreign subsidiaries, given the negative evidence provided by our history of operating losses, and considering guidance provided by SFAS No. 109, Accounting for Income Taxes, we were unable to conclude that it is more likely that not that our deferred tax assets would be recoverable through the generation of future taxable income. We will continue to evaluate our valuation allowance requirements based on future operating results and business acquisitions and dispositions, and we may adjust our deferred tax asset valuation allowance. Such changes in our deferred tax asset valuation allowance will be reflected in current operations through our income tax provision.
     Workers’ compensation and product liabilities – We make payments for workers’ compensation and product liability claims generally through the use of a third party claims administrator. We have purchased insurance coverage for large claims over our self-insured retention levels. Our workers’ compensation and health benefit liabilities are developed using actuarial methods based upon historical data for payment patterns, cost trends, and other relevant factors. In order to consider a range of possible outcomes, we have based our estimates of liabilities in this area on several different sources of loss development factors, including those from the insurance industry, the manufacturing industry, and factors developed in-house. Our general approach is to identify a reasonable, logical conclusion, typically in the middle range of the possible outcomes. While we believe that our liabilities for workers’ compensation and product liability claims as of December 31, 2005 are adequate and that the judgment applied is appropriate, such estimated liabilities could differ materially from what will actually transpire in the future.
     Environmental and Other Contingencies – We and certain of our current and former direct and indirect corporate predecessors, subsidiaries and divisions are involved in remedial activities at certain present and former locations and have been identified by the United States Environmental Protection Agency, state environmental agencies and private parties as potentially responsible parties (PRPs) at a number of hazardous waste disposal sites under the Comprehensive Environmental Response, Compensation and Liability Act (Superfund) or equivalent state laws and, as such, may be liable for the cost of cleanup and other remedial activities at these sites. Responsibility for cleanup and other remedial activities at a Superfund site is typically shared among PRPs based on an allocation formula. Under the federal Superfund statute, parties could be held jointly and severally liable, thus subjecting them to potential individual liability for the entire cost of cleanup at the site. Based on our estimate of allocation of liability among PRPs, the probability that other PRPs, many of whom are large, solvent, public companies, will fully pay the costs apportioned to them, currently available information concerning the scope of contamination, estimated remediation costs, estimated legal fees and other factors, we have recorded and accrued for environmental liabilities in amounts that we deem reasonable. The ultimate costs will depend on a number of factors and the amount currently accrued represents our best current estimate of the total costs to be incurred. We expect this amount to be substantially paid over the next one to four years. See Item 3 – LEGAL PROCEEDINGS and Note 18 to the Consolidated Financial Statements in Part II, Item 8.
     Severance, Restructuring and Related Charges – Since the Recapitalization in mid-2001, we have initiated several cost reduction and facility consolidation initiatives including 1) the closure or consolidation of 36 manufacturing, distribution and office facilities 2) the centralization of business units and 3) the outsourcing of our Electrical Products manufacturing to Asia. These initiatives have resulted in significant severance, restructuring and related charges over the past three and one-half years. Included in these charges are one-time termination benefits including severance, benefits and other employee-related costs associated with employee terminations; contract termination costs mostly related to non-cancelable lease liabilities for abandoned facilities, net of sublease revenue; and other costs associated with the moving of inventory, machinery and equipment, consolidation of administrative and operational functions and consultants working on sourcing and other manufacturing and production efficiency initiatives. We expect to substantially complete our current restructuring program in 2006, unless new programs are initiated. In accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, we recognize costs (including costs for one-time termination benefits) associated with exit or disposal activities as they are incurred. However, charges related to non-cancelable leases require estimates of sublease income and adjustments to these liabilities are possible in the future depending on the accuracy of the sublease assumptions made.
NEW ACCOUNTING PRONOUNCEMENTS
     See Note 2 of the Notes to the Consolidated Financial Statements in Part II, Item 8 for a discussion of new accounting pronouncements and the potential impact to the Company’s consolidated results of operations and financial position
Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
     Our exposure to market risk associated with changes in interest rates relates primarily to our debt obligations. Accordingly, effective August 17, 2005, we entered into a two-year interest rate swap agreement on a notional amount of $25.0 million in the first year and $15.0 million in the second year. The fixed interest rate under the swap at December 31, 2005 and over the life of the agreement is 4.49%.Our interest obligations on outstanding debt at December 31, 2005 were indexed from short-term LIBOR. As a result of the current rising interest rate environment and the increase in the interest rate margins on our borrowings as a result of the Third Amendment to the Bank of America Credit Agreement, our exposures to interest rate risks could be material to our financial position or results of operations.

     The following table presents as of December 31, 2005, our financial instruments, rates of interest and indications of fair value:
Expected Maturity Dates
(Amounts in Thousands)

	2006	2007	2008	2009	2010	Thereafter	Total	Fair Value
ASSETS

Temporary cash investments
Fixed rate	$—	$—	$—	$—	$—	$—	$—	$—
Average interest rate	—	—	—	—	—	—	—	—

INDEBTEDNESS

Fixed rate debt	$—	$—	$—	$—	$—	$—	$—	$—
Average interest rate	—	—	—	—	—	—	—	—
Variable interest rate	$2,857	$2,857	$2,857	$49,089	$—	$—	$57,660	$57,660
Average interest rate	7.38%	7.38%	7.38%	7.17%
Foreign Exchange Risk
     We are exposed to fluctuations in the Euro, British pound, Canadian dollar and various Asian currencies such as the Chinese Renminbi. Some of our subsidiaries make significant U.S. dollar purchases from Asian suppliers, particularly in China, Taiwan and the Philippines. An adverse change in foreign currency exchange rates of Asian countries could result in an increase in the cost of purchases. We do not currently hedge foreign currency transaction or translation exposures. Our net investment in foreign subsidiaries translated into U.S. dollars at December 31, 2005 is $32.4 million. A 10% change in foreign currency exchange rates would amount to $3.2 million change in our net investment in foreign subsidiaries at December 31, 2005.
Commodity Price Risk
     We have not employed an active hedging program related to our commodity price risk, but are employing other strategies for managing this risk, including contracting for a certain percentage of resin needs through supply agreements and opportunistic spot purchases. See Part I – Item 1 - Raw Materials and Part II – Item 7 – OUTLOOK FOR 2005 for a further discussion of our raw materials.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Katy Industries, Inc.:
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Katy Industries, Inc. and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
/S/PricewaterhouseCoopers LLP
St. Louis, Missouri
March 31, 2006

KATY INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2005 and 2004
(Amounts in Thousands)
ASSETS

	2005	2004
CURRENT ASSETS:

Cash and cash equivalents	$8,421	$8,525
Trade accounts receivable, net of allowances of $2,445 and $2,827	63,612	66,689
Inventories, net	62,799	65,674
Other current assets	3,600	4,233

Total current assets	138,432	145,121

OTHER ASSETS:

Goodwill	665	2,239
Intangibles, net	6,946	7,428
Other	8,643	9,946

Total other assets	16,254	19,613

PROPERTY AND EQUIPMENT
Land and improvements	1,732	1,897
Buildings and improvements	14,011	13,537
Machinery and equipment	140,514	132,825

	156,257	148,259
Less — Accumulated depreciation	(98,260)	(88,529)

Property and equipment, net	57,997	59,730

Total assets	$212,683	$224,464

See Notes to Consolidated Financial Statements.

KATY INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2005 and 2004
(Amounts in Thousands, except Share Data)
LIABILITIES AND STOCKHOLDERS’ EQUITY

	2005	2004
CURRENT LIABILITIES:

Accounts payable	$47,449	$39,079
Accrued compensation	4,071	5,269
Accrued expenses	37,713	39,939
Current maturities, long-term debt	2,857	2,857
Revolving credit agreement	41,946	40,166

Total current liabilities	134,036	127,310

LONG-TERM DEBT, less current maturities	12,857	15,714

OTHER LIABILITIES	10,497	12,855

Total liabilities	157,390	155,879

COMMITMENTS AND CONTINGENCIES (Notes 18 and 21)	—	—

STOCKHOLDERS’ EQUITY
15% Convertible preferred stock, $100 par value, authorized 1,200,000 shares, issued and outstanding 1,131,551 shares, liquidation value $113,155	108,256	108,256
Common stock, $1 par value; authorized 35,000,000 shares; issued 9,822,204 shares	9,822	9,822
Additional paid-in capital	27,016	25,111
Accumulated other comprehensive income	3,158	4,564
Accumulated deficit	(70,415)	(57,258)
Treasury stock, at cost, 1,874,027 shares and 1,876,827 shares, respectively	(22,544)	(21,910)

Total stockholders’ equity	55,293	68,585

Total liabilities and stockholders’ equity	$212,683	$224,464

See Notes to Consolidated Financial Statements.

KATY INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 and 2003
(Amounts in Thousands, Except Per Share Amounts)

	2005	2004	2003
Net sales	$455,197	$457,642	$436,410
Cost of goods sold	402,276	396,608	365,563

Gross profit	52,921	61,034	70,847
Selling, general and administrative expenses	56,716	57,283	59,740
Impairments of goodwill	1,574	7,976	328
Impairments of other long-lived assets	538	22,855	11,552
Severance, restructuring and related charges	1,090	3,505	8,132
Gain on sale of assets	(316)	(278)	(627)

Operating loss	(6,681)	(30,307)	(8,278)
Equity in income (loss) of equity method investment (including impairment charge of $5.5 million in 2003)	600	—	(5,689)
Interest expense	(5,713)	(3,968)	(6,193)
Other, net	66	(963)	(1,805)

Loss from continuing operations before (provision) benefit for income taxes	(11,728)	(35,238)	(21,965)

(Provision) benefit for income taxes from continuing operations	(1,429)	(883)	3,158

Loss from continuing operations before distributions on preferred interest of subsidiary	(13,157)	(36,121)	(18,807)

Distributions on preferred interest of subsidiary (net of tax)	—	—	(80)

Loss from continuing operations	(13,157)	(36,121)	(18,887)

Income from operations of discontinued businesses (net of tax)	—	—	2,081
Gain on sale of discontinued businesses (net of tax)	—	—	7,442

Net loss	(13,157)	(36,121)	(9,364)

Gain on early redemption of preferred interest of subsidiary	—	—	6,560

Payment-in-kind of dividends on convertible preferred stock	—	(14,749)	(12,811)

Net loss attributable to common stockholders	$(13,157)	$(50,870)	$(15,615)

Loss (earnings) per share of common stock — Basic and diluted
Loss from continuing operations attributable to common stockholders	$(1.66)	$(6.45)	$(3.06)
Discontinued operations (net of tax)	—	—	1.16

Net loss attributable to common stockholders	$(1.66)	$(6.45)	$(1.90)

See Notes to Consolidated Financial Statements.

KATY INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 and 2003
(Amounts in Thousands, except share data)

	Convertible		Common			Other			Compre-
	Preferred Stock		Stock		Additional	Compre-			hensive	Total
	Number of	Par	Number of	Par	Paid-in	hensive	Accumulated	Treasury	Income	Stockholders’
	Shares	Value	Shares	Value	Capital	(Loss) Income	Deficit	Stock	(Loss)	Equity

Balance, January 1, 2003	805,000	$80,696	9,822,204	$9,822	$46,701	$(3,046)	$(11,773)	$(20,228)		$102,172
Net loss	—	—	—	—	—	—	(9,364)	—	$(9,364)	(9,364)
Foreign currency translation adjustment	—	—	—	—	—	5,419	—	—	5,419	5,419
Pension minimum liability adjustment	—	—	—	—	—	14	—	—	14	14

Comprehensive loss									$(3,931)

Purchase of treasury stock	—	—	—	—	—	—	—	(2,520)		(2,520)
Issuance of convertible preferred stock related to PIK dividends accrued	120,750	—	—	—	—	—	—	—		—
Redemption of preferred interest in subsidiary, net of tax	—	—	—	—	6,560	—	—	—		6,560
Payment in kind dividends accrued	—	12,811	—	—	(12,811)	—	—	—		—
Other	—	—	—	—	(9)	—	—	20		11

Balance, December 31, 2003	925,750	$93,507	9,822,204	$9,822	$40,441	$2,387	$(21,137)	$(22,728)		$102,292
Net loss	—	—	—	—	—	—	(36,121)	—	$(36,121)	(36,121)
Foreign currency translation adjustment	—	—	—	—	—	2,065	—	—	2,065	2,065
Pension minimum liability adjustment	—	—	—	—	—	112	—	—	112	112

Comprehensive loss									$(33,944)

Purchase of treasury stock	—	—	—	—	—	—	—	(75)		(75)
Issuance of convertible preferred stock related to PIK dividends accrued	205,801	—	—	—	—	—	—	—		—
Payment in kind dividends accrued	—	14,749	—	—	(14,749)	—	—	—		—
Stock option exercise	—	—	—	—	(571)	—	—	875		304
Other	—	—	—	—	(10)	—	—	18		8

Balance, December 31, 2004	1,131,551	$108,256	9,822,204	$9,822	$25,111	$4,564	$(57,258)	$(21,910)		$68,585
Net loss	—	—	—	—	—	—	(13,157)	—	$(13,157)	(13,157)
Foreign currency translation adjustment	—	—	—	—	—	(1,352)	—	—	(1,352)	(1,352)
Pension minimum liability adjustment	—	—	—	—	—	(109)	—	—	(109)	(109)
Interest rate swap	—	—	—	—	—	55	—	—	55	55

Comprehensive loss			.						$(14,563)

Purchase of treasury stock	—	—	—	—	—	—	—	(7)		(7)
Stock compensation	—	—	—	—	1,953	—	—	—		1,953
Other	—	—	—	—	(48)	—	—	(627)		(675)

Balance, December 31, 2005	1,131,551	$108,256	9,822,204	$9,822	$27,016	$3,158	$(70,415)	$(22,544)		$55,293

See Notes to Consolidated Financial Statements

KATY INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 and 2003
(Amounts in Thousands)

	2005	2004	2003
Cash flows from operating activities:
Net loss	$(13,157)	$(36,121)	$(9,364)
Income from discontinued operations	—	—	(9,523)

Loss from continuing operations	$(13,157)	$(36,121)	$(18,887)
Depreciation and amortization	11,046	14,266	21,954
Impairments of goodwill	1,574	7,976	328
Impairments of other long-lived assets	538	22,855	11,552
Write-off and amortization of debt issuance costs	1,122	1,076	2,981
Stock compensation expense	1,953	—	—
Gain on sale of assets	(316)	(278)	(627)
Equity in (income) loss of equity method investment	(600)	—	5,689
Deferred income taxes	240	(1,228)	—
Other	(192)	—	—

	2,208	8,546	22,990

Changes in operating assets and liabilities:
Accounts receivable	2,663	(177)	(3,869)
Inventories	2,842	(11,146)	5,504
Other assets	251	(1,313)	1,100
Accounts payable	4,793	918	(727)
Accrued expenses	(3,801)	(1,662)	(9,679)
Other, net	(2,394)	(3,137)	(2,125)

	4,354	(16,517)	(9,796)

Net cash provided by (used in) continuing operations	6,562	(7,971)	13,194
Net cash used in discontinued operations	—	—	(5,159)

Net cash provided by (used in) operating activities	6,562	(7,971)	8,035

Cash flows from investing activities:
Capital expenditures of continuing operations	(9,366)	(13,876)	(13,324)
Capital expenditures of discontinued operations	—	—	(111)
Acquisition of subsidiary, net of cash acquired	(1,115)	—	(1,161)
Collections of notes receivable from sales of subsidiaries	106	43	1,035
Proceeds from sale of subsidiaries, net	—	—	23,647
Proceeds from sale of assets, net	981	5,778	2,839

Net cash (used in) provided by investing activities	(9,394)	(8,055)	12,925

Cash flows from financing activities:
Net borrowings (repayments) of revolving loans	1,450	4,037	(8,751)
Increase in book overdraft	4,028	—	—
Proceeds of term loans	—	18,152	20,000
Repayments of term loans	(2,857)	(3,244)	(16,337)
Direct costs associated with debt facilities	(151)	(1,485)	(1,583)
Redemption of preferred interest of subsidiary	—	—	(9,840)
Repayment of real estate mortgage	—	—	(700)
Repurchases of common stock	(7)	(75)	(2,520)
Proceeds from the exercise of stock options	—	304	—

Net cash provided by (used in) financing activities	2,463	17,689	(19,731)

Effect of exchange rate changes on cash and cash equivalents	265	114	677

Net (decrease) increase in cash and cash equivalents	(104)	1,777	1,906
Cash and cash equivalents, beginning of period	8,525	6,748	4,842

Cash and cash equivalents, end of period	$8,421	$8,525	$6,748

See Notes to Consolidated Financial Statements

KATY INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2005 and 2004
(Thousands of dollars, except per share data)
Note 1. ORGANIZATION OF THE BUSINESS
     The Company is organized into two operating segments: the Maintenance Products Group and the Electrical Products Group. The activities of the Maintenance Products Group include the manufacture and distribution of a variety of commercial cleaning supplies and consumer home and automotive storage products. The Electrical Products Group is a distributor of consumer electrical corded products. Principal geographic markets are in the United States, Canada, and Europe and include the sanitary maintenance, foodservice, mass merchant retail, home improvement and automotive markets.
Note 2. SIGNIFICANT ACCOUNTING POLICIES
     Consolidation Policy – The consolidated financial statements include the accounts of Katy Industries, Inc. and subsidiaries in which it has a greater than 50% voting interest, collectively “Katy” or the “Company”. All significant intercompany accounts, profits and transactions have been eliminated in consolidation. Investments in affiliates that are not majority-owned and where the Company exercises significant influence are reported using the equity method.
     As part of the continuous evaluation of its operations, Katy has acquired and disposed of certain of its operating units in recent years. Those which affected the Consolidated Financial Statements for the year ended December 31, 2003 are discussed in Note 6.
     At December 31, 2005, the Company owns 30,000 shares of common stock, a 43% interest, in Sahlman Holding Company, Inc. (Sahlman) that is accounted for under the equity method. Sahlman is engaged in the business of harvesting shrimp off the coast of South and Central America and shrimp farming in Nicaragua. As of December 31, 2005 and 2004, the investment balance was $2.2 million and $1.6 million, respectively. See Note 5 on impairment of equity method investment.
     Use of Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
     Revenue Recognition – Revenue is recognized for all sales, including sales to agents and distributors, at the time the products are shipped and title has transferred to the customer, provided that a purchase order has been received or a contract has been executed, there are no uncertainties regarding customer acceptances, the sales price is fixed and determinable and collectibility is deemed probable. The Company’s standard shipping terms are FOB shipping point. The Company records sales discounts, returns and allowances in accordance with EITF 01-09, Accounting for Consideration Given by a Vendor to a Customer. Sales discounts, returns and allowances, and cooperative advertising are included in net sales, and the provision for doubtful accounts is included in selling, general and administrative expenses. These provisions are estimated at the time of sale.
     Cash and Cash Equivalents – Cash equivalents consist of highly liquid investments with original maturities of three months or less.
     Advertising Costs – Advertising costs are expensed as incurred. Advertising costs expensed in 2005, 2004 and 2003 were $3.6 million, $3.8 million and $3.3 million, respectively.
     Accounts Receivable and Allowance for Doubtful Accounts – Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. The Company determines the allowance based on its historical write-off experience. The Company reviews its allowance for doubtful accounts quarterly, which includes a review of past due balances over 90 days and over a specified amount for collectibility. All other balances are reviewed on a pooled basis by market distribution channels. Account balances are charged off against the allowance when the Company determines it is probable the receivable will not be recovered. The Company does not have any off-balance-sheet credit exposure related to its customers. Charges to expense for probable credit losses were $3.3 million, $3.1 million and $3.2 million in 2005, 2004 and 2003, respectively.
     Inventories – Inventories are stated at the lower of cost or market value, and reserves are established for excess and obsolete inventory (shown below in the table as “Inventory reserves”) in order to ensure proper valuation of inventories. Cost includes materials, labor and overhead. At December 31, 2005 and 2004, approximately 39% of Katy’s inventories were accounted for using the last-in, first-out (LIFO) method, while the remaining inventories were accounted for using the first-in, first-out (FIFO) method. Current cost, as determined using the FIFO method, exceeded LIFO cost by $6.7 million and $4.7 million at December 31, 2005 and 2004, respectively. The components of inventories are:

	December 31,
	2005	2004
	(Amounts in Thousands)
Raw materials	$23,314	$25,402
Work in process	1,766	2,230
Finished goods	48,949	47,430
Excess and obsolete inventory reserve	(4,548)	(4,671)
LIFO reserve	(6,682)	(4,717)

	$62,799	$65,674

     Goodwill – In connection with certain acquisitions, the Company recorded goodwill representing the cost of the acquisition in excess of the fair value of the net assets acquired. Beginning in 2002, goodwill is not amortized in accordance with Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Intangible Assets. The fair value of each reporting unit that carries goodwill is determined annually, and the fair value is compared to the carrying value of the reporting unit. If the fair value exceeds the carrying value, then no adjustment is necessary. If the carrying value of the reporting unit exceeds the fair value, appraisals are performed of long-lived assets and other adjustments are made to arrive at a revised fair value balance sheet. This revised fair value balance sheet (without goodwill) is compared to the fair value of the business previously determined, and a revised goodwill amount is reached. If the indicated goodwill amount meets or exceeds the current carrying value of goodwill, then no adjustment is required. However, if the result indicates a reduced level of goodwill, an impairment is recorded to state the goodwill at the revised level. Any impairments of goodwill determined in accordance with SFAS No. 142 are recorded as a component of income from continuing operations. See Note 3.
     Property and Equipment – Property and equipment are stated at cost and depreciated over their estimated useful lives: buildings (10-40 years) generally using the straight-line method; machinery and equipment (3-20 years) using straight-line or composite methods; tooling (5 years) using the straight-line method; and leasehold improvements using the straight-line method over the remaining lease period or useful life, if shorter. Costs for repair and maintenance of machinery and equipment are expensed as incurred, unless the result significantly increases the useful life or functionality of the asset, in which case capitalization is considered. Depreciation expense from continuing operations for 2005, 2004 and 2003 was $10.3 million, $12.5 million, and $19.8 million, respectively.
     Katy adopted SFAS No. 143, Accounting for Asset Retirement Obligations, on January 1, 2003 (SFAS No. 143). SFAS No. 143 requires that an asset retirement obligation associated with the retirement of a tangible long-lived asset be recognized as a liability in the period in which it is incurred or becomes determinable, with an associated increase in the carrying amount of the related long-term asset. The cost of the tangible asset, including the initially recognized asset retirement cost, is depreciated over the useful life of the asset. In accordance with SFAS No. 143, the Company has recorded as of December 31, 2005 an asset of $0.8 million and related liability of $1.1 million for retirement obligations associated with returning certain leased properties to the respective lessors upon the termination of the lease arrangements.

A summary of the changes in asset retirement obligation since December 31, 2003 is included in the table below (in thousands):

SFAS No. 143 Obligation at December 31, 2003	$1,170
Accretion expense	49
Changes in estimates, including timing	18

SFAS No. 143 Obligation at December 31, 2004	$1,237
Accretion expense	49
Additions	330
Changes in estimates, including timing	32
Payments	(580)

SFAS No. 143 Obligation at December 31, 2005	$1,068

     Impairment of Long-lived Assets – Long-lived assets, other than goodwill which is discussed above, are reviewed for impairment if events or circumstances indicate the carrying amount of these assets may not be recoverable through future undiscounted cash flows. If this review indicates that the carrying value of these assets will not be recoverable, based on future undiscounted net cash flows from the use or disposition of the asset, the carrying value is reduced to fair value. See Note 4.
     Income Taxes – Income taxes are accounted for using a balance sheet approach known as the liability method. The liability method accounts for deferred income taxes by applying the statutory tax rates in effect at the date of the balance sheet to the differences between the book basis and tax basis of the assets and liabilities. The Company records a valuation allowance when it is more likely than not that some portion or all of the deferred income tax asset will not be realizable. See Note 14.
     Foreign Currency Translation – The results of the Company’s foreign subsidiaries are translated to U.S. dollars using the current-rate method. Assets and liabilities are translated at the year end spot exchange rate, revenue and expenses at average exchange rates and equity transactions at historical exchange rates. Exchange differences arising on translation are recorded as a component of accumulated other comprehensive income (loss). Katy recorded gains (losses) on foreign exchange transactions (included in other, net in the Consolidated Statement of Operations) of ($0.1 million), $0.3 million, and ($0.6 million), in 2005, 2004 and 2003, respectively.
     Fair Value of Financial Instruments – Where the fair values of Katy’s financial instrument assets and liabilities differ from their carrying value or Katy is unable to establish the fair value without incurring excessive costs, appropriate disclosures have been given in the Notes to the Consolidated Financial Statements. All other financial instrument assets and liabilities not specifically addressed are believed to be carried at their fair value in the accompanying Consolidated Balance Sheets.
     Stock Options and Other Stock Awards – The Company follows the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, regarding accounting for stock options and other stock awards. APB Opinion No. 25 dictates a measurement date concept in the determination of compensation expense related to stock awards including stock options, restricted stock, and stock appreciation rights. Katy’s outstanding stock options all have established measurement dates and therefore, fixed plan accounting is applied, generally resulting in no compensation expense for stock option awards. However, the Company has issued stock appreciation rights, stock awards and restricted stock awards which are accounted for as variable stock compensation awards for which compensation expense is recorded. Compensation (income) expense associated with stock appreciation rights was ($0.9 million), ($0.1 million) and $1.0 million in 2005, 2004 and 2003, respectively. Compensation expense relative to stock awards was $22.1 thousand, $8.9 thousand and $6.5 thousand in 2005, 2004 and 2003, respectively. Compensation expense recorded associated with restricted stock awards was zero, zero and $13.0 thousand in 2005, 2004 and 2003, respectively. Compensation expense for stock awards and stock appreciation rights is recorded in selling, general and administrative expenses in the Consolidated Statements of Operations.
     In March 2004, the Company’s Board of Directors approved the vesting of all previously unvested stock options. The Company did not recognize any compensation expense upon this vesting of options because, based on the information available at that time, the Company did not have an expectation that the holders of the previously unvested options would terminate their employment with the Company prior to the original vesting period.
     On June 28, 2001, the Company entered into an employment agreement with C. Michael Jacobi, its former President and Chief Executive Officer. To induce Mr. Jacobi to enter into the employment agreement, on June 28, 2001, the Compensation Committee of the Board of Directors approved the Katy Industries, Inc. 2001 Chief Executive Officer’s Plan. Under this plan, Mr. Jacobi was granted 978,572 stock options. Mr. Jacobi was also granted 71,428 stock options under the Company’s 1997 Incentive Plan. Upon Mr. Jacobi’s retirement in May 2005, all but 300,000 of these options were cancelled. All of the remaining options are under the 2001 Chief Executive Officer’s Plan. In the second quarter of 2005, Mr. Jacobi retired from the Company. Upon this event, the Company recognized $2.0 million of non-cash compensation expense related to his 1,050,000 options using the intrinsic method of accounting under APB 25, because he would not have otherwise vested in these options but for the March 2004 accelerated vesting.
     Application of SFAS No. 123, Accounting for Stock-Based Compensation, if fully adopted by the Company, would change the method for recognition of expense related to option grants to employees. Under SFAS No. 123, compensation cost would be recorded based upon the fair value of each option at the date of grant using an option-pricing model that takes into account as of the grant date the exercise price and expected life of the option, the current price of the underlying stock and its expected volatility, expected dividends on the stock and the risk-free interest rate for the expected term of the option. Options granted during 2005, 2004 and 2003 totaled 936,000, 6,000 and 36,000, respectively. The weighted average fair value for stock options granted during 2005, 2004 and 2003 is $2.71, $5.91 and $4.76, respectively.
     In December 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure. This standard provides alternative methods of transition for a voluntary change to the fair value based methods of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123, to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure provisions of SFAS No. 148 were adopted by the Company at December 31, 2002. Katy has continued to comply with the provisions under APB Opinion No. 25 for accounting for stock-based employee compensation.
     The fair value of each option grant is estimated on the date of grant using a Black-Scholes option-pricing model with the following assumptions: dividend yield from 0% to 3.53%; expected volatility ranging from 48.61% to 56.26%; risk-free interest rates ranging from 4.0% to 6.40%; and expected lives of nine to ten years. Had compensation cost been determined based on the fair value method of SFAS No. 123, the Company’s net loss and loss per share would have increased to the pro forma amounts indicated below (thousands of dollars, except per share data).

	For the years ended December 31,
	2005	2004	2003
Net loss attributable to common stockholders, as reported	$(13,157)	$(50,870)	$(15,615)
Add: Stock-based employee compensation expense included in reported net loss, with no related tax effects	1,953
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(293)	(1,852)	(378)

Pro forma net loss	$(11,497)	$(52,722)	$(15,993)

Earnings per share
Basic and diluted-as reported	$(1.66)	$(6.45)	$(1.90)

Basic and diluted-pro forma	$(1.45)	$(6.69)	$(1.95)

     In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123R. SFAS No. 123R sets accounting requirements for “share-based” compensation to employees, requires companies to recognize the grant-date fair value of stock options and other equity-based compensation issued to employees and disallows the use of the intrinsic value method of accounting for stock compensation. This statement was to be effective for all interim and annual reporting periods beginning after June 15, 2005; however, the Securities and Exchange Commission (SEC) adopted a rule that amends the effective date for SFAS No. 123R at the beginning of their next fiscal year, instead of the next reporting period that begins after June 15, 2005. The Company will adopt SFAS No. 123R using the modified prospective transition method, which will require the recording of stock option expense beginning on January 1, 2006, the first day of first quarter of 2006. The Company expects that stock option expense will approximate $0.8 million in 2006.
     Derivative Financial Instruments – Effective August 17, 2005, the Company entered into an interest rate swap agreement designed to limit exposure to increasing interest rates on its floating rate indebtedness. The differential to be paid or received is recognized as an adjustment of interest expense related to the debt upon settlement. In connection with the Company’s adoption of SFAS No. 133, Accounting for Derivative Financial Instruments and Hedging Activities, the Company is required to recognize all derivatives on its balance sheet at fair value. As the derivative instrument held by the Company is classified as a hedge under SFAS No. 133, changes in the fair value of the derivative will be offset against the change in fair value of the hedged liability through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. Hedge ineffectiveness associated with the swap will be reported by the Company in interest expense.
     The Company accounts for its interest rate swap in accordance with SFAS No. 133. The agreement has an effective date of August 17, 2005 and a termination date of August 17, 2007 with a notional amount of $25.0 million in the first year declining to $15.0 million in the second year. The Company is hedging its variable LIBOR-based interest rate for a fixed interest rate of 4.49% for the term of the swap agreement to protect the Company from potential interest rate increases. The Company has designated its benchmark variable LIBOR-based interest rate on a portion of the Bank of America Credit Agreement as a hedged item under a cash flow hedge. In accordance with SFAS No. 133, the Company recorded an asset of less than $0.1 million on its balance sheet at December 31, 2005, with changes in fair market value included in other comprehensive income of $0.1 million.
     The Company reported insignificant losses for 2005 as a result of hedge ineffectiveness. Future changes in this swap arrangement, including termination of the agreement, may result in a reclassification of any gain or loss reported in other comprehensive income into earnings as an adjustment to interest expense.

     Details regarding the swap as of December 31, 2005 are as follows (amounts in thousands):

Notional Amount	Maturity	Rate Paid	Rate Received	Fair Value (2)

$25,000	August 17, 2007	4.49%	LIBOR (1)	$65

(1)	LIBOR rate is determined on the 23rd of each month and continues up to and including the maturity date

(2)	The fair value is the mark-to-market value.
     New Accounting Pronouncements – In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and spoilage. In addition, SFAS No. 151 requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS No. 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company expects the adoption of SFAS 151 will not have a material impact on its results of operations and financial position.
     Reclassifications – Certain amounts from prior years have been reclassified to conform to the 2005 financial statement presentation.
Note 3. GOODWILL AND INTANGIBLE ASSETS
     Below is a summary of activity (all in the Maintenance Products Group) in the goodwill accounts since December 31, 2002 (in thousands):

Goodwill at December 31, 2002	$10,543
Impairment charge	(328)

Goodwill at December 31, 2003	10,215
Impairment charge	(7,976)

Goodwill at December 31, 2004	2,239
Impairment charge	(1,574)

Goodwill at December 31, 2005	$665

     See Note 4 for discussion of impairment of long-lived assets. Following is detailed information regarding Katy’s intangible assets (in thousands):

	December 31,			December 31,
	2005			2004
	Gross	Accumulated	Net Carrying	Gross	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Patents	$1,409	$(954)	$455	$1,114	$(727)	$387
Customer lists	10,643	(7,997)	2,646	10,666	(7,619)	3,047
Tradenames	5,498	(2,075)	3,423	5,531	(1,537)	3,994
Other	441	(19)	422	—	—	—

Total	$17,991	$(11,045)	$6,946	$17,311	$(9,883)	$7,428

     Katy recorded amortization expense on intangible assets of $0.7 million, $1.7 million and $2.1 million in 2005, 2004 and 2003, respectively. Estimated aggregate future amortization expense related to intangible assets is as follows (in thousands):

2006	$616
2007	591
2008	578
2009	543
2010	496
Note 4. IMPAIRMENTS OF LONG-LIVED ASSETS
     Under SFAS No. 142, goodwill and other intangible assets are reviewed for impairment at least annually and if a triggering event were to occur in an interim period. The Company’s annual impairment test is performed in the fourth quarter. The Glit business unit has sustained a low profitability level throughout the last half of 2005 which resulted from increased costs during operational disruptions at our Wrens, Georgia facility. These operational disruptions were the result of the integration of other manufacturing operations into this facility and a fire at the facility in the fourth quarter of 2004. These disruptions triggered loss or reduction of customer activity. The first step of the impairment test resulted in the book value of the Glit business unit exceeding its fair value. The second step of the impairment testing showed that the goodwill of the Glit business unit had no fair value, and that the book value of the unit’s tradename, customer relationships and patent exceeded their implied fair value. As a result, impairment charges for goodwill, tradename, customer relationships and patents of $1.6 million, $0.2 million, $0.2 million and $0.1 million, respectively. The valuation utilized a discounted cash-flow method and multiple analyses of historical results and 3% growth rate.
     The Company operates three businesses in the United States that are engaged in the manufacture and distribution of plastics products, Continental, Contico and Container (collectively, US Plastics). Since all of these business units essentially share long-lived assets, namely manufacturing equipment and certain intangibles, it is difficult to attribute separately identifiable cash flows emanating from each of the units. Therefore, in accordance with guidance provided in SFAS No. 142, SFAS No. 144 and EITF Topic D-101, Clarification of Reporting Unit Guidance in Paragraph 30 of FASB Statement No. 142, the Company determined that the appropriate level of testing for impairment under SFAS No. 142 and SFAS No. 144 was at the US Plastics combination of units.
     In the fourth quarter of 2004, the profitability of the Contico business unit declined sharply as the Company was unable to pass along sufficient selling price increases to combat the accelerating cost of resin (a key raw material used in the US Plastics units). The Company believes that future earnings and cash flow could be negatively impacted to the extent further increases in resin and other raw material costs cannot be offset or recovered through higher selling prices. In accordance with SFAS No. 142, the Company performed an analysis of discounted future cash flows which indicated that the book value of the US Plastics units was significantly greater than the fair value of those businesses. In addition, as a result of the goodwill analysis, the Company also assessed whether there had been an impairment of the long-lived assets in accordance with SFAS No.144. The Company concluded that the book value of equipment, a customer list intangible and trademark associated with the US Plastics business unit significantly exceeded the fair value and impairment had occurred. Accordingly, the Company recognized an impairment loss and related charge of $29.9 million in 2004. The charges include $8.0 million related to goodwill, $8.4 million related to machinery and equipment, $10.9 million related to a customer list and $2.6 million related to the trademark. The valuation utilized a discounted cash-flow method and multiple analyses of historical results and 3% growth rate. Also in 2004, the Company recorded impairment charges of $0.8 million related to property and equipment at its Metal Truck Box business unit and $0.1 million related to certain assets at the Woods US business unit.
     During 2003, the US Plastics business unit starting experiencing significant losses of volume among many of its product lines as well as price erosion caused by pressure from national mass merchant retailers, our primary customer in this business unit. It was determined that future cash flows were insufficient to cover the carrying values of the US Plastic business unit’s long-lived assets. Company recorded impairments of property, plant and equipment of $9.3 million. This impairment charge included

$7.2 million related to idle and obsolete equipment, tooling and leasehold improvements at certain CCP facilities in Missouri and California, $1.3 million of obsolete or idled assets related to the closure of Glit facilities in Lawrence, Massachusetts and Pineville, North Carolina and the subsequent consolidation into the Wrens, Georgia facility, and $0.4 million of obsolete molds and tooling at our plastics facility in the United Kingdom. The valuation utilized a discounted cash-flow method and multiple analyses of historical results and 3% growth rate. In addition, impairments of $0.4 million were recorded for certain equipment at the Woods and Woods Canada business units in connection with the shutdown of their manufacturing operations.
     At December 31, 2003, the Company’s annual goodwill impairment analysis resulted in a charge of $0.3 million at the Gemtex business unit due to the decline in profitability of that business resulting from increasing foreign competition. In addition, $2.3 million of patents of the Gemtex business unit were impaired as it was determined that future cash flows of this business could not support the carrying value of its intangible assets.
Note 5. IMPAIRMENT OF EQUITY METHOD INVESTMENT
     In 2005, the Company recorded $0.6 million in equity income from operations as a result of Sahlman’s improving financial performance. At December 31, 2005, its investment in Sahlman reflects a $2.2 million balance.
     During the third quarter of 2003, Katy reduced the carrying value of its 43% equity investment in Sahlman to $1.6 million, resulting in a charge to operations of $5.5 million.
     Sahlman is in the business of harvesting shrimp off the coast of South and Central America, and farming shrimp in Nicaragua and its customers are primarily in the United States. Sahlman experienced poor results of operations in 2002, primarily as a result of producers receiving very low prices for shrimp. Increased foreign competition, especially from Asia, has had a significant downward impact on shrimp prices in the United States. Upon review of Sahlman’s results for 2002 and through the second quarter of 2003, and after initial study of the status of the shrimp industry and markets in the United States, Katy evaluated the business further to determine if there had been a loss in the value of the investment that was other than temporary. Per ABP No. 18, The Equity Method for of Accounting for Investments in Common Stock, losses in the value of equity investments that are other than temporary should be recognized.
     Katy estimated the fair value of the Sahlman business through a liquidation value analysis whereby all of Sahlman’s assets would be sold and all of its obligations would be settled. Katy evaluated the business by using various discounted cash flow analyses, estimating future free cash flows of the business with different assumptions regarding growth, and reducing the value of the business arrived at through this analysis by its outstanding debt. All values were then multiplied by 43%, Katy’s investment percentage. The answers derived by each of the three assumption models were then probability weighted. As a result, Katy concluded that $1.6 million was a reasonable estimate of the value of its investment in Sahlman as of December 31, 2004 and 2003.
Note 6. DISCONTINUED OPERATIONS
     Two of Katy’s operations have been classified as discontinued operations as of and for the year ended December 31, 2003 in accordance with SFAS No. 144, Accounting for the Impairments or Disposal of Long Lived Assets. There was no discontinued operations activity in 2005 and 2004.
     Duckback Products, Inc. (Duckback) was sold on September 16, 2003, with Katy collecting net proceeds of $16.2 million. The proceeds were used to pay down a portion of the Company’s term loans and revolving credit facility. Duckback generated operating profit of $3.1 million ($2.0 million after-tax) in 2003 (prior to its sale). A gain of $11.7 million ($7.6 million net of tax) was recognized in the third quarter of 2003 as a result of the sale.
     GC/Waldom Electronics, Inc. (GC/Waldom) was sold on April 2, 2003, with Katy collecting net proceeds of $7.4 million. The proceeds were used to pay down a portion of the Company’s term loans

($2.2 million), as well as the Company’s revolving credit facility. GC/Waldom reported operating profit of $0.1 million ($0.1 million after-tax) in 2003 (prior to its sale). A loss of $0.3 million ($0.2 million net of tax) was recognized in the second quarter of 2003 as a result of the sale.
     Duckback was previously presented as part of the Maintenance Products Group for segment reporting purposes, while GC/Waldom was previously presented as part of the Electrical Products Group. Management and the board of Katy determined that these businesses were not core to the Company’s long-range strategic goals.
     The historical operating results have been segregated as discontinued operations on the Consolidated Statements of Operations.
     Selected financial data for discontinued operations is summarized as follows (in thousands):

	2005	2004	2003
Net sales	$—	$—	$18,896
Pre-tax operating profit (loss)	$—	$—	$3,201
Pre-tax gain on sale of discontinued operations	$—	$—	$11,449
Note 7. SESCO PARTNERSHIP
     In 1984, SESCO, an indirect wholly owned subsidiary of Katy, entered into a series of contracts with the Resource Recovery Development Authority of the City of Savannah, Georgia (the Authority) to construct and operate a waste-to-energy facility. The facility would be owned and operated by SESCO solely for the purpose of processing and disposing of waste from the City of Savannah. In 1984, the Authority issued $55.0 million of Industrial Revenue Bonds (the IRBs) and lent the proceeds to SESCO under the loan agreement for the acquisition and construction of the waste-to-energy facility. The funds required to repay the loan agreement come from the monthly disposal fee paid by the Authority under the service agreement for certain waste disposal services, a component of which is for debt service. The debt service component of the monthly fee is paid into a trust, outside of the Company’s control, which is then utilized to make the scheduled debt payments on the IRBs. The Authority is unconditionally obligated to pay the monthly fee whether or not the facility is operating unless SESCO and Katy are insolvent and the facility is deemed incapable of handling the required amount of waste.
     Based on an opinion from outside legal counsel, SESCO has a legally enforceable right to offset amounts it owes to the Authority under the loan agreement (scheduled principal repayments) against amounts that are owed from the Authority under the service agreement. At December 31, 2005, this outstanding amount was $15.3 million and remains only in 2006. Accordingly, the amounts owed to and due from SESCO have been netted for financial reporting purposes and are not shown on the Consolidated Balance Sheets in accordance with FIN No. 39, Offsetting of Amounts Related to Certain Contracts.
     On April 29, 2002, SESCO entered into a partnership agreement with Montenay Power Corporation and its affiliates (Montenay) that turned over the control of SESCO’s waste-to-energy facility to the partnership. The Company caused SESCO to enter into this agreement as a result of evaluations of SESCO’s business. First, Katy concluded that SESCO was not a core component of the Company’s long-term business strategy. Moreover, Katy did not feel it had the management expertise to deal with certain risks and uncertainties presented by the operation of SESCO’s business, given that SESCO was the Company’s only waste-to-energy facility. Katy had explored options for divesting SESCO for a number of years, and management felt that this transaction offered a reasonable strategy to exit this business.
     The partnership, with Montenay’s leadership, assumed SESCO’s position in various contracts relating to the facility’s operation. Under the partnership agreement, SESCO contributed its assets and liabilities (except for its liability under the loan agreement with the Resource Recovery Development Authority (the Authority) of the City of Savannah and the related receivable under the service agreement with the Authority) to the partnership. While SESCO has a 99% interest as a limited partner, however, profits and losses are allocated 1% to SESCO and 99% to Montenay. In addition, Montenay has the day to day responsibility for administration, operations, financing and other matters of the partnership. While the above partnership qualifies as a variable interest entity, the Company is not the primary beneficiary as defined by FIN No. 46, Consolidation of Variable Interest Entities, and accordingly, the partnership will not be consolidated. SESCO does not meet the criteria as the primary beneficiary as Montenay receives 99% of all profits and losses, Montenay is required to finance the partnership, partners are not obligated to contribute additional capital, and Montenay has agreed to indemnify SESCO for any losses incurred due to a breach in the service agreement.
     Katy agreed to pay Montenay $6.6 million over the span of seven years under a note payable in return for Montenay assuming the risks associated with the Partnership and its operation of the waste-to-energy facility. In the first quarter of 2002, the Company recognized a charge of $6.0 million consisting of 1) the discounted value of the $6.6 million note, 2) the carrying value of certain assets contributed to the partnership, consisting primarily of machinery spare parts, and 3) costs to close the transaction. It should be noted that all of SESCO’s long-lived assets were reduced to a zero value in 2001, so no additional impairment was required. On a going forward basis, Katy would expect that income statement activity associated with its involvement in the partnership will not be material, and Katy’s Consolidated Balance Sheet will carry the liability mentioned above.
     Certain amounts may be due to SESCO upon expiration of the service agreement in 2008; also, Montenay may purchase SESCO’s interest in the partnership at that time. Katy has not recorded any amounts receivable or other assets relating to amounts that may be received at the time the service agreement expires, given their uncertainty.
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
     The table below schedules the remaining payments due to Montenay as of December 31, 2005 which are reflected in accrued expenses and other liabilities in the Consolidated Balance Sheet (in thousands):

2006	$1,100
2007	1,100
2008	550

$2,750

Note 8. INDEBTEDNESS
     Long-term debt consists of the following:

	December 31,
	2005	2004
	(Amounts in Thousands)
Term loan payable under Fleet Credit Agreement, interest based on LIBOR and Prime Rates (7.375% - 8.5%), due through 2009	$15,714	$18,571
Revolving loans payable under the Bank of America Credit Agreement, interest based on LIBOR and Prime Rates (7.125% - 8.25%)	41,946	40,166

Total debt	57,660	58,737
Less revolving loans, classified as current (see below)	(41,946)	(40,166)
Less current maturities	(2,857)	(2,857)

Long-term debt	$12,857	$15,714

     Aggregate remaining scheduled maturities of the Term Loan as of December 31, 2005 are as follows (in thousands):

2006	$2,857
2007	2,857
2008	2,857
2009	7,143
     Effective August 17, 2005, the Company entered into a two-year interest rate swap on a notional amount of $25.0 million in the first year and $15.0 million in the second year. The purpose of the swap was to limit the Company’s exposure to interest rate increases on a portion of the Revolving Credit Facility over the two-year term of the swap. The fixed interest rate under the swap at December 31, 2005 and over the life of the agreement is 4.49%.
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

$18,152

     Under the Bank of America Credit Agreement, the Term Loan has a final maturity date of April 20, 2009 with quarterly payments of $0.7 million. The Term Loan is collateralized by the Company’s property, plant and equipment. The Revolving Credit Facility also has an expiration date of April 20, 2009 and its borrowing base is determined by eligible inventory and accounts receivable. Unused borrowing availability on the Revolving Credit Facility was $27.4 million at December 31, 2005.
     All extensions of credit under the Bank of America Credit Agreement are collateralized by a first priority security interest in and lien upon the capital stock of each material domestic subsidiary (65% of the capital stock of each material foreign subsidiary), and all present and future assets and properties of Katy. Customary financial covenants and restrictions apply under the Bank of America Credit Agreement. Until September 30, 2004, interest accrued on Revolving Credit Facility borrowings at 175 basis points over applicable LIBOR rates, and at 200 basis points over LIBOR for borrowings under the Term Loan. In accordance with the Bank of America Credit Agreement, margins (i.e. the interest rate spread above LIBOR) increased to 275 basis points over applicable LIBOR rates for Revolving Credit Facility borrowings and 300 basis points over LIBOR for borrowings under the Term Loan. Current margins reflect the highest spread under the Bank of America Credit Agreement, as specified by the Third Amendment (see below). Additionally, margins on the Term Loan will drop an additional 25 basis points if the balance of the Term Loan is reduced below $10.0 million. Interest accrues at higher margins on prime rates for swing loans, the amounts of which were nominal at December 31, 2005.
     At December 31, 2004, the Company determined that due to declining profitability in the fourth quarter of 2004, potentially lower profitability in the first half of 2005 and the timing of certain restructuring payments, it would not meet our Fixed Charge Coverage Ratio (as defined in the Bank of America Credit Agreement) and could potentially exceed its maximum Consolidated Leverage Ratio (also as defined in the Bank of America Credit Agreement) as of the end of the first, second and third quarters of 2005. In anticipation of not achieving the minimum Fixed Charge Coverage Ratio or exceeding the maximum Consolidated Leverage Ratio, the Company obtained an amendment to the Bank of America Credit Agreement (the “Second Amendment”). The Second Amendment applied only to the first three quarters of 2005 and the covenants would have returned to their original levels for the fourth quarter of 2005. Specifically, the Second Amendment eliminated the Fixed Charge Coverage Ratio, increased the maximum Consolidated Leverage Ratio, established a Minimum Consolidated EBITDA (on a latest twelve months basis) for each of the periods and also established a Minimum Availability (the eligible collateral base less outstanding borrowings and letters of credit) on each day within the nine-month period.
     Subsequent to the Second Amendment’s effective date, the Company determined that it would likely not meet these amended financial covenants. On April 13, 2005, the Company obtained a further amendment to the Bank of America Credit Agreement (the “Third Amendment”). The Third Amendment eliminated the maximum Consolidated Leverage Ratio and the Minimum Consolidated EBITDA as established by the Second Amendment and adjusted the Minimum Availability such that our eligible collateral must exceed the sum of the Company’s outstanding borrowings and letters of credit under the Revolving Credit Facility by at least $5.0 million from the effective date of the Third Amendment through September 29, 2005 and by at least $7.5 million from September 30, 2005 until the date the Company delivers its financial statements for the first quarter of 2006 to its lenders. Subsequent to the delivery of the financial statements for the first quarter of 2006 the Third Amendment reestablished the minimum Fixed Charge Coverage Ratio as originally set forth in the Bank of America Credit Agreement. The Third Amendment also reduced the maximum allowable capital expenditures for 2005 from $15 million to $10 million, and increased the interest rate margins on all of the Company’s outstanding borrowings and letters of credit to the largest margins set forth in the Bank of America Credit Agreement. Interest rate margins would have returned to levels set forth in the Bank of America Credit Agreement subsequent to the delivery of the Company’s financial statements for the first quarter of 2006 to its lenders.
     During 2005, the Company obtained two additional amendments to the Bank of America Credit Agreement. The Fourth Amendment allowed the Company to finance its insurance premium to a certain level whereas the Fifth Amendment allowed the acquisition of assets and assumption of certain liabilities of Washington International Non-Wovens, LLC.
     We were in compliance with the above financial covenants in the Bank of America Credit Agreement, as amended above, at December 31, 2005. Due to the performance levels within our Maintenance Group, we would not meet our Fixed Charge Coverage Ratio (as defined in the amended Bank of America Credit Agreement) during 2006. In anticipation of not achieving the minimum Fixed Charge Coverage Ratio, we obtained an amendment to the Bank of America Credit Agreement (the “Sixth Amendment”) on March 9, 2006.
     As a result of the Sixth Amendment, the Company’s current debt covenants under the Bank of America Credit Agreement are as follows:
     Minimum Availability – Eligible collateral must exceed the sum of our outstanding borrowings and letters of credit under the Revolving Credit Facility by at least $5 million from the effective date of the Sixth Amendment through September 29, 2006 and by at least $7.5 million from September 30, 2006 until the date we deliver our financial statements for the first quarter of 2007 to our lenders.
     Fixed Charge Coverage Ratio – The Company is required to maintain a Fixed Charge Coverage Ratio (as defined in the Bank of America Credit Agreement) of 1.1:1. Pursuant to the Sixth Amendment, this covenant was suspended and will be reinstated following the first quarter of 2007.
     Capital Expenditures – For the year ended December 31, 2006, the Company is not to exceed $12.0 million in capital expenditures. Subsequent to 2006, the Company is not to exceed $15.0 million during a single fiscal year.
     Leverage Ratio – The Third Amendment to the Bank of America Credit Agreement eliminated the Leverage Ratio (as defined in the Bank of America Credit Agreement) as a financial covenant. Following the first quarter of 2007, the Leverage Ratio will be utilized to determine the interest rate margin over the applicable LIBOR rate.
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
     Letters of credit totaling $10.0 million were outstanding at December 31, 2005, which reduced the unused borrowing availability under the Revolving Credit Facility.
     All of the debt under the Bank of America Credit Agreement is re-priced to current rates at frequent intervals. Therefore, its fair value approximates its carrying value at December 31, 2005.
     Katy has incurred additional debt issuance costs in 2004 associated with the Bank of America Credit Agreement. Additionally, at the time of the inception of the Bank of America Credit Agreement, Katy had approximately $4.0 million of unamortized debt issuance costs associated with the previous credit agreement. The remainder of the previously capitalized costs, along with the capitalized costs incurred in connection with the Bank of America Credit Agreement, will be amortized over the life of the Bank of America Credit Agreement through April 2009. Future quarterly amortization expense is expected to be approximately $0.3 million. Based on the pro rata reduction in borrowing capacity from the previous credit facilities and in connection with the sale of assets (primarily the GC/Waldom and

Duckback businesses) to repay the term under the previous facility, Katy charged to expense $1.8 million of previously unamortized debt issuance costs in 2003. During 2004, Katy incurred fees and expenses of $0.5 million (reported in Other, net on the Condensed Consolidated Statement of Operations) associated with a financing which the Company chose not to pursue. In 2005, the Company incurred $0.2 million associated with amending the Bank of America Credit Agreement, as discussed above.
     The Revolving Credit Facility under the Bank of America Credit Agreement requires lockbox agreements which provide for all receipts to be swept daily to reduce borrowings outstanding. These agreements, combined with the existence of a material adverse effect (“MAE”) clause in the Bank of America Credit Agreement, cause the Revolving Credit Facility to be classified as a current liability per guidance in Emerging Issues Task Force Issue No. 95—22, Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement. The Company does not expect to repay, or be required to repay, within one year, the balance of the Revolving Credit Facility classified as a current liability. The MAE clause, which is a typical requirement in commercial credit agreements, allows the lenders to require the loan to become due if they determine there has been a material adverse effect on the Company’s operations, business, properties, assets, liabilities, condition or prospects. The classification of the Revolving Credit Facility as a current liability was a result only of the combination of the lockbox agreements and the MAE clause. The Revolving Credit Facility does not expire or have a maturity date within one year, but rather has a final expiration date of April 20, 2009. The lender has not notified Katy of any indication of a MAE at December 31, 2005, and to management’s knowledge, the Company was not in violation of any provision of the Bank of America Credit Agreement at December 31, 2005.
Note 9. EARNINGS PER SHARE
     The Company’s diluted earnings per share were calculated using the treasury stock method in accordance with SFAS No. 128, Earnings Per Share. The basic and diluted earnings per share (EPS) calculations are as follows:

For the Year Ended December 31,	2005	2004	2003
Basic and Diluted EPS:
Loss from continuing operations	$(13,157)	$(36,121)	$(18,887)
Gain on early redemption of preferred interest of subsidiary	—	—	6,560
Payment-in-kind dividends on convertible preferred stock	—	(14,749)	(12,811)

Loss from continuing operations attributable to common stockholders	(13,157)	(50,870)	(25,138)
Discontinued operations (net of tax)	—	—	9,523

Net loss attributable to common stockholders	$(13,157)	$(50,870)	$(15,615)

Weighted average shares – Basic and Diluted	7,949	7,883	8,215

Per share amount:
Loss from continuing operations attributable to common stockholders	$(1.66)	$(6.45)	$(3.06)
Discontinued operations (net of tax)	—	—	1.16

Net loss attributable to common stockholders	$(1.66)	$(6.45)	$(1.90)

     As of December 31, 2005, 2004 and 2003, 920,000, 1,530,000 and 1,605,000 options were in-the-money and 936,350, 195,650 and 194,200 options were out-of-the money, respectively. At December 31, 2005 and 2004, 1,131,551 convertible preferred shares were outstanding, which are in total convertible into 18,859,183 shares of Katy common stock. At December 31, 2003, 925,750 convertible preferred shares were outstanding, along with 58,207 convertible preferred shares accrued through paid in kind dividends, which were in total convertible into 16,399,283 shares of Katy common stock. In-the-money options and convertible preferred shares were not included in the calculation of diluted earnings per share in any period presented because of their anti-dilutive impact as a result of the Company’s net loss position.

Note 10. RETIREMENT BENEFIT PLANS
     Pension and Other Postretirement Plans
     Several subsidiaries have pension plans covering substantially all of their employees. These plans are noncontributory, defined benefit pension plans. The benefits to be paid under these plans are generally based on employees’ retirement age and years of service. The Company’s funding policies, subject to the minimum funding requirements of employee benefit and tax laws, are to contribute such amounts as determined on an actuarial basis to provide the plans with assets sufficient to meet the benefit obligations. Plan assets consist primarily of fixed income investments, corporate equities and government securities. The Company also provides certain health care and life insurance benefits for some of its retired employees. The post-retirement health plans are unfunded. Katy uses an annual measurement date as of December 31 for the majority of its pension and other postretirement benefit plans for all years presented.
     Information regarding the Company’s pension and other postretirement benefit plans as of for the years ended December 31, 2005 and 2004 are as follows:

	Pension Benefits		Other Benefits
	2005	2004	2005	2004
		(Amounts in Thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$1,544	$1,608	$3,171	$2,613
Service cost	7	6	—	—
Interest cost	90	95	160	188
Plan amendments	—	—	—	—
Actuarial loss	123	64	(246)	720
Settlement	—	—	—	—
Benefits paid	(130)	(229)	(284)	(350)

Benefit obligation at end of year	$1,634	$1,544	$2,801	$3,171

Change in plan assets:
Fair value of plan assets at beginning of year	$1,306	$1,435	$—	$—
Actuarial return on plan assets	63	100	—	—
Employer contributions	—	—	284	350
Settlement	—	—	—	—
Benefits paid	(130)	(229)	(284)	(350)

Fair value of plan assets at end of year	$1,239	$1,306	$—	$—

Reconciliation of prepaid (accrued) benefit cost:
Funded status	$(395)	$(238)	$(2,801)	$(3,171)
Unrecognized net actuarial loss (gain)	766	657	633	918
Unrecognized prior service cost	—	—	74	129

Prepaid (accrued) benefit cost	$371	$419	$(2,094)	$(2,124)

Amount recognized in financial statements:
Other current assets	$150	$148	$—	$—
Accrued expenses and other liabilities	(453)	(294)	(2,094)	(2,124)
Accumulated other comprehensive income	674	565	—	—

Total recognized	$371	$419	$(2,094)	$(2,124)

Components of net periodic benefit cost:
Service cost	$7	$6	$—	$—
Interest cost	90	95	160	188
Expected return on plan assets	(101)	(112)	—	—
Amortization of net transition asset	—	11	—	—
Amortization of prior service cost	—	—	55	60
Amortization of net gain	52	53	39	42
Curtailment/settlement recognition	—	—	—	—

Net periodic benefit cost	$48	$53	$254	$290

Assumptions as of December 31:
Discount rates	5.50%	5.75%	5.50%	5.75%
Expected return on plan assets	7.00%	8.00%	N/A	N/A
Assumed rates of compensation increases	N/A	N/A	N/A	N/A

	Pension Benefits		Other Benefits
	2005	2004	2005	2004
		(Amounts in Thousands)
Impact of one-percent increase in health care trend rate:
Increase in accumulated postretirement benefit obligation			$391	$288
Increase in service cost and interest cost			$25	$18
Impact of one-percent decrease in health care trend rate:
Decrease in accumulated postretirement benefit obligation			$315	$231
Decrease in service cost and interest cost			$20	$14
     The assumed health care cost trend rate used in measuring the accumulated post-retirement benefit obligation as of December 31, 2005 was 9% in 2006 grading to 5% by 2012.
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

	Target	Percentage of
	Allocation	Plan Assets
Asset Category	2006	2005	2004
Equity Securities	30 - 35%	35%	35%

Debt Securities	60 - 65%	65%	65%

Real estate	0%	0%	0%

Other	0 - 3%	0%	0%

			100%
     Assets are rebalanced to the target asset allocation at least once per quarter.
     Required contributions to the pension plans for 2006 are $92 thousand and as a result, Katy will make contributions in 2006. The following table presents estimated future benefit payments:

	Pension Plans	Other Plans
2006	92	330
2007	87	320
2008	79	300
2009	73	290
2009	69	270
2011-2015	287	1,100

Total	$687	$2,610

     In addition to the plans described above, in 1993 the Company’s Board of Directors approved a retirement compensation program for certain officers and employees of the Company and a retirement compensation arrangement for the Company’s then Chairman and Chief Executive Officer. The Board approved a total of $3.5 million to fund such plans. Participants are allowed to defer 50% of their annual compensation as well as be eligible to participate in a profit sharing arrangement in which they vest over a five year period. In 2001, the Company limited participation to existing participants as well as discontinued any profit sharing arrangements. Participants can withdraw from the plan upon the latter of age 62 or termination from the Company.

     The obligation created by this plan is partially funded. Assets are held in a rabbi trust invested in various mutual funds. Gains and/or losses are earned by the participant. For the unfunded portion of the obligation, interest is accrued at 4% each year. The Company had $2.4 million and $2.1 million recorded in accrued compensation and other liabilities at December 31, 2005 and 2004, respectively, for this obligation.
     401(k) Plans
     The Company offers its employees the opportunity to voluntarily participate in one of two 401(k) plans administered by the Company or one of its subsidiaries. On January 1, 2002, Katy consolidated certain of its 401(k) plans and reduced the number of plans within the Company from five to two. The Company makes matching and other contributions in accordance with the provisions of the plans and, under certain provisions, at the discretion of the Company. The Company made annual matching and other contributions of $0.7 million, $0.7 million and $0.6 million in 2005, 2004 and 2003, respectively.
Note 11. PREFERRED INTEREST OF SUBSIDIARY
     Upon the Company’s purchase of the common interest of CCP (formerly Contico International L.L.C) on January 8, 1999, Newcastle Industries, Inc. (Newcastle) retained a preferred interest in CCP, represented by 329 preferred units, each with a stated value of $100,000, for an aggregate stated value of $32.9 million. The preferred interest yielded an 8% cumulative annual return on its stated value while outstanding, payable quarterly in cash. In connection with the Recapitalization, the Company entered into an agreement with Newcastle to redeem at a 40% discount 165 preferred units, plus accrued distributions thereon, which, as disclosed above, had a stated value prior to the Recapitalization of $32.9 million. Katy utilized approximately $10.2 million of the proceeds from the Recapitalization for the purpose of redeeming the 165 preferred units. The holder of the preferred interest retained 164 preferred units, with a stated value of $16.4 million. In connection with a previous credit agreement completed in February 2003, the remaining 164 preferred units were redeemed early at a similar 40% discount. The difference between the amount paid on redemption and the stated value of preferred interest redeemed was recognized as an increase to Additional Paid-in Capital in the Consolidated Statements of Stockholders’ Equity, and was a reduction to the net loss attributable to common stockholders in the calculation of basic earnings per share in 2003.
Note 12. STOCKHOLDERS’ EQUITY
     Convertible Preferred Stock
     On June 28, 2001, Katy completed a recapitalization following an agreement on June 2, 2001 with KKTY Holding Company, LLC (KKTY), an affiliate of Kohlberg Investors IV, L.P. (Kohlberg) (the “Recapitalization”). Under the terms of the Recapitalization, KKTY purchased 700,000 shares of newly issued preferred stock, $100 par value per share (Convertible Preferred Stock), which is convertible into 11,666,666 common shares, for an aggregate purchase price of $70.0 million. The Convertible Preferred shares were entitled to a 15% payment in kind (PIK) dividend (that is, dividends in the form of additional shares of Convertible Preferred Stock), compounded annually, which started accruing on August 1, 2001. PIK dividends were paid on August 1, 2002 (105,000 convertible preferred shares, equivalent to 1,750,000 common shares); August 1, 2003 (120,750 convertible preferred shares, equivalent to 2,012,500 common shares); August 1, 2004 (138,862.5 convertible preferred shares equivalent to 2,314,375 common shares); and on December 31, 2004 (66,938.5 convertible preferred shares, equivalent to 1,115,642 common shares). No dividends accrue or are payable after December 31, 2004. If converted, the 11,666,666 common shares, along with the 7,192,517 equivalent common shares from PIK dividends paid through December 31, 2004, would represent approximately 70% of the outstanding shares of common stock as of December 31, 2005, excluding outstanding options. The accruals of the PIK dividends were recorded as a charge to Additional Paid-in Capital due to the Company’s Accumulated Deficit position, and an increase to Convertible Preferred Stock. The dividends were recorded at fair value, reduced earnings available to common shareholders in the calculation of basic and diluted earnings per share, and are presented on the Consolidated Statements of Operations as an adjustment to arrive at net loss available to common shareholders.

     The Convertible Preferred Stock is convertible at the option of the holder at any time after the earlier of 1) June 28, 2006, 2) board approval of a merger, consolidation or other business combination involving a change in control of the Company, or a sale of all or substantially all of the assets or liquidation of the Company, or 3) a contested election for directors of the Company nominated by KKTY. The preferred shares 1) are non-voting (with limited exceptions), 2) are non-redeemable, except in whole, but not in part, at the Company’s option (as approved only by the Class I directors) at any time after June 30, 2021, 3) were entitled to receive cumulative PIK dividends through December 31, 2004, as mentioned above, at a rate of 15% percent, 4) have no preemptive rights with respect to any other securities or instruments issued by the Company, and 5) have registration rights with respect to any common shares issued upon conversion of the Convertible Preferred Stock. Upon a liquidation of Katy, the holders of the Convertible Preferred Stock would receive the greater of (i) an amount equal to the par value ($100 per share) of their Convertible Preferred Stock, or (ii) an amount that the holders of the Convertible Preferred Stock would have received if their shares of Convertible Preferred Stock were converted into common stock immediately prior to the distribution upon liquidation.
     Share Repurchase
     On April 20, 2003, the Company announced a plan to repurchase up to $5.0 million shares of its common stock. In 2004, 12,000 shares of common stock were repurchased on the open market for approximately $0.1 million, while in 2003, 482,800 shares of common stock were repurchased on the open market for approximately $2.5 million. We suspended further repurchases under the plan on May 10, 2004. On December 5, 2005, we announced the resumption of the plan. During 2005, the Company purchased 3,200 shares of common stock on the open market for less than $0.1 million.
     Rights Plan
     In January 1995, the Board of Directors adopted a Stockholder Rights Agreement and distributed one right for each outstanding share of the Company’s common stock (not otherwise exempted under the terms of the agreement). The rights entitle the stockholders to purchase, upon certain triggering events, shares of either the Company’s common stock or any acquiring company’s stock, at a reduced price. The rights are not and will not become exercisable unless certain change of control events or increases in certain parties’ percentage ownership occur. Consistent with the intent of the Rights Agreement, a shareholder who caused a triggering event would not be able to exercise his or her rights. If stockholders were to exercise rights, the effect would be to increase the percentage ownership stakes of those not causing the triggering event, while decreasing the percentage ownership stake of the party causing the triggering event. The Rights Agreement was amended on June 2, 2001 to clarify that the Recapitalization was not a triggering event under the Rights Agreement. The Rights Agreement expired in January 2005.
Note 13. STOCK INCENTIVE PLANS
     Restricted Stock Grant
     During 2000 and 1999, the Company issued restricted stock grants in the amount of 3,000 and 45,100 shares, respectively, to certain key employees of the Company. These stock grants vest over a three-year period, of which 25% vested immediately upon distribution. As a result of restricted stock grants, the Company recognized compensation expense for 2003 in the amount of $13.0 thousand. As of December 31, 2003, all compensation associated with restricted stock grants had been earned and expensed.
     Director Stock Grant
     During 2005, the Company granted all independent, non-employee directors 2,000 shares of Company common stock as part of their compensation. During 2004 and 2003, the Company granted these directors 500 shares of Company common stock as part of their compensation. The total grant to the directors for the years ended December 31, 2005, 2004 and 2003 was 6,000, 1,500, and 1,500 shares, respectively.

     Stock Options
     At the 1995 Annual Meeting, the Company’s stockholders approved the Long-Term Incentive Plan (the “1995 Incentive Plan”) authorizing the issuance of up to 500,000 shares of Company common stock pursuant to the grant or exercise of stock options, including incentive stock options, nonqualified stock options, SARs, restricted stock, performance units or shares and other incentive awards to executives and certain key employees. The Compensation Committee of the Board of Directors administers the 1995 Incentive Plan and determines to whom awards may be granted, the type of award as well as the number of shares of Company common stock to be covered by each award and the terms and conditions of such awards. The exercise price of stock options granted under the 1995 Incentive Plan cannot be less than 100 percent of the fair market value of such stock on the date of grant. In the event of a Change in Control of the Company, awards granted under the 1995 Incentive Plan are subject to substantially similar provisions to those described under the 1997 Incentive Plan. The definition of Change in Control of the Company under the 1995 Incentive Plan is substantially similar to the definition described under the 1997 Incentive Plan below.
     At the 1995 Annual Meeting, the Company’s stockholders approved the Non-Employee Directors Stock Option Plan (the “Directors Plan”) authorizing the issuance of up to 200,000 shares of Company common stock pursuant to the grant or exercise of nonqualified stock options to outside directors. The Board of Directors administers the Directors Plan. The exercise price of stock options granted under the Directors Plan is equal to the fair market value of the Company’s common stock on the date of grant. Stock options granted pursuant to the Directors Plan are immediately vested in full on the date of grant and generally expire 10 years after the date of grant.
     At the 1998 Annual Meeting, the Company’s stockholders approved the 1997 Long-Term Incentive Plan (the “1997 Incentive Plan”), authorizing the issuance of up to 875,000 shares of Company common stock pursuant to the grant or exercise of stock options, including incentive stock options, nonqualified stock options, SARs, restricted stock, performance units or shares and other incentive awards. The Compensation Committee of the Board of Directors administers the 1997 Incentive Plan and determines to whom awards may be granted, the type of award as well as the number of shares of Company common stock to be covered by each award, and the terms and conditions of such awards. The exercise price of stock options granted under the 1997 Incentive Plan cannot be less than 100 percent of the fair market value of such stock on the date of grant. The restricted stock grants in 1999 and 1998 referred to above were made under the 1997 Incentive Plan. Related to the 1997 Incentive Plan, the Company granted SARs as described below.
     The 1997 Incentive Plan also provides that in the event of a Change in Control of the Company, as defined below, 1) any SARs and stock options outstanding as of the date of the Change in Control which are neither exercisable or vested will become fully exercisable and vested (the payment received upon the exercise of the SARs shall be equal to the excess of the fair market value of a share of the Company’s Common Stock on the date of exercise over the grant date price multiplied by the number of SARs exercised); 2) the restrictions applicable to restricted stock will lapse and such restricted stock will become free of all restrictions and fully vested; and 3) all performance units or shares will be considered to be fully earned and any other restrictions will lapse, and such performance units or shares will be settled in cash or stock, as applicable, within 30 days following the effective date of the Change in Control. For purposes of subsection 3), the payout of awards subject to performance goals will be a pro rata portion of all targeted award opportunities associated with such awards based on the number of complete and partial calendar months within the performance period which had elapsed as of the effective date of the Change in Control. The Compensation Committee will also have the authority, subject to the limitations set forth in the 1997 Incentive Plan, to make any modifications to awards as determined by the Compensation Committee to be appropriate before the effective date of the Change in Control.
     For purposes of the 1997 Incentive Plan, “Change in Control” of the Company means, and shall be deemed to have occurred upon, any of the following events: 1) any person (other than those persons in control of the Company as of the effective date of the 1997 Incentive Plan, a trustee or other fiduciary holding securities under an employee benefit plan of the Company or a corporation owned directly or indirectly by the stockholders of the Company in substantially the same proportions as their ownership of stock of the Company) becomes the beneficial owner, directly or indirectly, of securities of the Company representing 30 percent or more of the combined voting power of the Company’s then outstanding securities; or 2) during any period of two consecutive years (not including any period prior to the effective date), the individuals who at the beginning of such period constitute the Board of Directors (and any new director, whose election by the Company’s stockholders was approved by a vote of at least two-thirds of the directors then still in office who either were directors at the beginning of the period or whose election or nomination for election was so approved), cease for any reason to constitute a majority thereof, or 3) the stockholders of the Company approve: (a) a plan of complete liquidation of the Company; or (b) an agreement for the sale or disposition of all or substantially all the Company’s assets; or (c) a merger, consolidation, or reorganization of the Company with or involving any other corporation, other than a merger, consolidation, or reorganization that would result in the voting securities of the Company outstanding immediately prior thereto continuing to represent at least 50 percent of the combined voting power of the voting securities of the Company (or such surviving entity) outstanding immediately after such merger, consolidation, or reorganization. The Company has determined that the Recapitalization did not result in such a Change in Control.
     In March 2004, the Company’s Board of Directors approved the vesting of all previously unvested stock options. The Company did not recognize any compensation expense upon this vesting of options because, based on the information available at that time, the Company did not have an expectation that the holders of the previously unvested options would terminate their employment with the Company prior to the original vesting period. In the second quarter of 2005, Mr. Jacobi retired from the Company. Upon this event, the Company recognized $2.0 million of non-cash compensation expense related to his 1,050,000 options using the intrinsic method of accounting under APB 25, because he would not have otherwise vested in these options but for the March 2004 accelerated vesting. Upon his retirement, Mr. Jacobi immediately forfeited 750,000 options while 300,000 options remain unexercised.
     On June 28, 2001, the Company entered into an employment agreement with C. Michael Jacobi, its former President and Chief Executive Officer. To induce Mr. Jacobi to enter into the employment agreement, on June 28, 2001, the Compensation Committee of the Board of Directors approved the Katy Industries, Inc. 2001 Chief Executive Officer’s Plan. Under this plan, Mr. Jacobi was granted 978,572 stock options. Mr. Jacobi was also granted 71,428 stock options under the Company’s 1997 Incentive Plan. Upon Mr. Jacobi’s retirement in May 2005, all but 300,000 of these options were cancelled. All of the remaining options are under the 2001 Chief Executive Officer’s Plan. In the second quarter of 2005, Mr. Jacobi retired from the Company. Upon this event, the Company recognized $2.0 million of non-cash compensation expense related to his 1,050,000 options using the intrinsic method of accounting under APB 25, because he would not have otherwise vested in these options but for the March 2004 accelerated vesting.
     On September 4, 2001, the Company entered into an employment agreement with Amir Rosenthal, its Vice President, Chief Financial Officer, General Counsel and Secretary. To induce Mr. Rosenthal to enter into the employment agreement, on September 4, 2001, the Compensation Committee of the Board of Directors approved the Katy Industries, Inc. 2001 Chief Financial Officer’s Plan. Under this plan, Mr. Rosenthal was granted 123,077 stock options. Mr. Rosenthal was also granted 76,923 stock options under the Company’s 1995 Incentive Plan.
     On June 1, 2005, the Company entered into an employment agreement with Anthony T. Castor III, its President and Chief Executive Officer. To induce Mr. Castor to enter into the employment agreement, on July 15, 2005, the Compensation Committee of the Board of Directors approved the Katy Industries, Inc. 2005 Chief Executive Officer’s Plan. Under this plan, Mr. Castor was granted 750,000 stock options. These options vest evenly over a three-year period.

     The following table summarizes option activity under each of the 1997 Incentive Plan, 1995 Incentive Plan, the Chief Executive Officer’s Plan, the Chief Financial Officer’s Plan and the Directors Plan:

			Weighted
			Average	Weighted
			Remaining	Average
			Contractual	Exercise
	Options	Exercise Price	Life	Price
Outstanding at December 31, 2002	1,950,750	$3.02 - 19.56	8.27 years	$4.94

Granted	36,000	$4.31 - 4.85		$4.76
Exercised	—	—		—
Canceled	(187,550)	$3.11 - 19.56		$5.05

Outstanding at December 31, 2003	1,799,200	$3.02 - 19.56	7.28 years	$4.92

Granted	6,000	$5.91 - 5.91		$5.91
Exercised	(75,000)	$4.05 - 4.05		$4.05
Cancelled	(4,550)	$9.88 - 17.00		$12.70

Outstanding at December 31, 2004	1,725,650	$3.02 - 19.56	6.25 years	$4.94

Granted	936,000	$2.36 - 3.69		$2.71
Expired	(55,000)	$8.50 - 9.25		$8.98
Cancelled	(750,300)	$4.20 - 9.88		$4.20

Outstanding at December 31, 2005	1,856,350	$2.36 - 19.56	7.42 years	$3.99

Vested and Exercisable at December 31, 2005	926,350

Available to grant as of December 31, 2005	711,148

     The following table summarizes information about stock options outstanding at December 31, 2005:

	Options Outstanding			Options Exercisable
		Weighted-
	Number	Average	Weighted-	Number	Weighted-
Range of Exercise	Outstanding at	Remaining	Average Exercise	Exerciseable at	Average Exercise
Prices	12/31/2005	Contractual Life	Price	12/31/2005	Price

$ 2.36 - 3.02	920,000	9.38	$2.69	20,000	$3.02
$ 3.02 - 4.20	750,000	5.95	3.83	720,000	3.86
$ 4.20 - 13.19	143,250	4.07	9.38	143,250	9.38
$13.19 - 19.56	43,100	2.36	16.70	43,100	16.70

	1,856,350	7.42	$3.99	926,350	$5.29

     Stock Appreciation Rights
     During 2002, a non-employee consultant was awarded 200,000 SARs under the 1997 Incentive Plan. As of December 31, 2005 and 2004, these SARs were out-of-the-money, and no compensation expense related to this award was recorded in 2005 or 2004.

     On November 21, 2002, the Board of Directors approved the 2002 Stock Appreciation Rights Plan (the “2002 SAR Plan”), authorizing the issuance of up to 1,000,000 stock appreciation rights (SARs). Vesting of the SARs occurs ratably over three years from the date of issue. The 2002 SAR Plan provides limitations on redemption by holders, specifying that no more than 50% of the cumulative number of vested SARs held by an employee could be exercised in any one calendar year. The SARs expire ten years from the date of issue. The Board approved grants on November 22, 2002, of 717,175 SARs to 60 individuals with an exercise price of $3.15, which equaled the market price of Katy’s stock on the grant date. In addition, 50,000 SARs were granted to four individuals during 2003 with exercise prices ranging from $3.01 through $5.05. In 2004, 275,000 SARs were granted to fifteen individuals with exercise prices ranging from $5.20 through $6.45. No SARs were granted in 2005.
     At December 31, 2005, Katy had 709,265 SARs outstanding at a weighted average exercise price of $4.21. Compensation (income) expense recorded associated with the vesting of stock appreciation rights was ($0.9 million), ($0.1 million) and $1.0 million in 2005, 2004 and 2003, respectively. The 2002 SAR Plan also provides that in the event of a Change in Control of the Company, all outstanding SARs may become fully vested. In accordance with the 2002 SAR Plan, a “Change in Control” is deemed to have occurred upon any of the following events: 1) a sale of 100 percent of the Company’s outstanding capital stock, as may be outstanding from time to time; 2) a sale of all or substantially all of the Company’s operating subsidiaries or assets; or 3) a transaction or series of transactions in which any third party acquires an equity ownership in the Company greater than that held by KKTY Holding Company, L.L.C. and in which Kohlberg & Co., L.L.C. relinquishes its right to nominate a majority of the candidates for election to the Board of Directors.
     See Note 2 for a discussion of accounting for stock awards, and related fair value and pro forma earnings disclosures.
Note 14. INCOME TAXES
     The provision (benefit) for income taxes from continuing operations is based on the following pre-tax income:

	2005	2004	2003
	(Amounts in Thousands)
Domestic	$(13,364)	$(40,134)	$(21,662)
Foreign	1,636	4,896	(303)

Total	$(11,728)	$(35,238)	$(21,965)

     The provision (benefit) for income taxes from continuing operations consists of the following:

	2005	2004	2003
	(Amounts in Thousands)
Current tax provision (benefit):
Federal	$—	$(343)	$(5,084)
State	100	(204)	970
Foreign	1,089	2,658	956

Total	$1,189	$2,111	$(3,158)

Deferred tax provision (benefit):
Federal	$—	$—	$—
State	—	—	—
Foreign	240	(1,228)	—

Total	$240	$(1,228)	—

Total provision (benefit) from continuing operations	$1,429	$883	$(3,158)

     Actual income taxes reported from continuing operations are different than would have been computed by applying the federal statutory tax rate to income from continuing operations before income taxes. The reasons for this difference are as follows:

	2005	2004	2003
	(Amounts in Thousands)
Benefit for income taxes at statutory rate	$(4,105)	$(12,333)	$(7,688)
State income taxes, net of federal benefit	65	(133)	631
Foreign tax rate differential	(246)	945	1,062
Foreign tax credits	(1,266)	(245)	(406)
Utilization of foreign losses	718	—	—
Return to provision adjustments	(166)	(991)	—
Dividend income from foreign subsidiary	913	—	—
Dividend gross-up	494	—	—
Stock option expense	529	—	—
Valuation allowance adjustments	4,510	13,857	6,222
Permanent items	4	103	—
Reduction of tax reserves	—	(343)	(2,837)
Other, net	(21)	23	(142)

Net provision (benefit) for income taxes	$1,429	$883	$(3,158)

     The significant components of the Company’s deferred income tax liabilities and assets are as follows:

	2005	2004
	(Amounts in Thousands)
Deferred tax liabilities
Waste-to-energy facility	$(2,602)	$(4,531)
Inventory costs	(1,800)	(1,696)
Unremitted foreign earnings	(4,428)	(3,800)

	$(8,830)	$(10,027)

Deferred tax assets
Allowance for doubtful receivables	$972	$1,069
Accrued expenses and other items	13,425	14,281
Difference between book and tax basis of property	16,149	19,620
Operating loss carry-forwards — domestic	34,770	28,877
Operating loss carry-forwards — foreign	45	335
Tax credit carry forwards	4,567	3,301
Estimated foreign tax credit related to unremitted earnings	4,428	3,800

	74,356	71,283
Less valuation allowance	(64,538)	(60,028)

	9,818	11,255

Net deferred income tax asset	$988	$1,228

     At December 31, 2005, the Company had approximately $87.8 million of Federal net operating loss carry-forwards (“Federal NOLs”), which will expire in years 2020 through 2025 if not utilized prior to that time. Due to tax laws governing change in control events and their relation to the Recapitalization, approximately $23.0 million of the Federal NOLs are subject to certain limitations as to the amount that can be used to offset taxable income in any single year. The remainder of the Company’s domestic and foreign net operating loss carry-forwards relate to certain U.S. operating subsidiaries, primarily SESCO, and the Company’s Canadian operations, respectively, and can only be used to offset income from these operations. At December 31, 2005, the Company’s Canadian subsidiaries have Canadian net operating loss carry-forwards of approximately $0.1 million that expire in 2008. SESCO has state net operating loss carry-forwards of $24.0 million at December 31, 2005 that expire in the years 2006 through 2019. The tax credit carry-forwards relate to United States federal minimum tax credits of $1.2 million that have no expiration date, general business credits of $0.1 million that expire in years 2011 through 2022, and foreign tax credit carryovers of $3.2 million that expire in the years 2009 through 2015.
     Valuation allowances are recorded when it is considered more likely than not that some portion or all of the deferred tax assets will not be realized. A history of operating losses incurred by the domestic and certain foreign subsidiaries provides significant negative evidence with respect to the Company’s ability to generate future taxable income, a requirement in order to recognize deferred tax assets. For this reason, the Company was unable to conclude that it was more likely that not that certain deferred tax assets would be utilized in the future. The valuation allowance relates to federal, state and foreign net operating loss carry-forwards, foreign and domestic tax credits, and certain other deferred tax assets to the extent they exceed deferred tax liabilities with the exception of deferred tax assets of certain foreign subsidiaries which are considered realizable.
     Deduction for Qualified Domestic Production Activities
     On October 22, 2004, the President signed the American Jobs Creation Act of 2004 (the “Act”). The Act provides a deduction for income from qualified domestic production activities, which will be phased in from 2005 through 2010. In return, the Act also provides for a two-year phase-out of the existing extra-territorial income exclusion (ETI) for foreign sales that was viewed to be inconsistent with international trade protocols by the European Union. The Company expects that due to its net operating loss carry forwards and its full valuation allowance the phase out of the ETI and the phase in of this new deduction to have no effect on its effective tax rate for fiscal year 2006.

     Repatriation of Foreign Earnings
     The American Jobs Creation Act of 2004 provides for a special one-time elective dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (Repatriation Provision). The Company has completed its review of the Repatriation Provision and has concluded that it will not benefit from the Act because of the Company’s current tax position. As a result, the Repatriation Provision did not have any impact on income tax expense during fiscal 2005.
     During 2004 and 2005, the Company provided U.S. federal and foreign withholding tax on approximately $8.2 million of its Canadian subsidiary earnings which we intend to repatriate. The Company provided no federal and foreign withholding tax on the undistributed earnings of its UK subsidiary as these earnings are intended to be re-invested indefinitely. It is not practicable to determine the amount of income tax liability that would result had such earnings actually been repatriated.
Note 15. LEASE OBLIGATIONS
     The Company, a lessee, has entered into non-cancelable leases for manufacturing and data processing equipment and real property with lease terms of up to ten years. Future minimum lease payments as of December 31, 2005 are as follows:

2006	$7,843
2007	7,519
2008	7,027
2009	3,133
2010	2,550
Later years	1,109

Total minimum payments	$29,181

     Liabilities totaling $3.0 million were recorded on the Consolidated Balance Sheet at December 31, 2005, related to leased facilities that have been fully or partially abandoned and available for sub-lease. These facilities were abandoned as cost saving measures as a result of efforts to restructure the Company’s operations. These liabilities are stated at fair value (i.e., discounted), and include estimates of sub-lease revenue. See Note 21 for further detail on accrued amounts in both current and long-term liabilities related to non-cancelable, abandoned, leased facilities.
     Rental expense for 2005, 2004 and 2003 for operating leases was $9.0 million, $11.4 million, and $10.0 million, respectively. Also, $1.3 million of rent was paid and charged against liabilities in 2005 for non-cancelable leases at facilities abandoned as a result of restructuring initiatives. In 2004, the Company bought out the remaining obligation for its non-cancelable lease at the Warson Road facility for $2.3 million. In 2003, the Company bought out the remaining obligation for its non-cancelable lease at the Earth City facility for $3.4 million.
Note 16. RELATED PARTY TRANSACTIONS
     In connection with the CCP (formerly Contico International, L.L.C.) acquisition on January 8, 1999, the Company entered into building lease agreements with Newcastle. Lester Miller, the former owner of CCP, and a Katy director from 1999 to 2000, is the majority owner of Newcastle. Since the acquisition of CCP, several additional properties utilized by CCP are leased directly from Lester Miller. Rental expense for these properties approximates historical market rates. Related party rental payments for the years ending December 31, 2005, 2004 and 2003 were approximately $0.5 million, $0.5 million and $0.5 million, respectively.
     The Company paid Newcastle $0.1 million of preferred dividends for the year ended December 31, 2003, on the preferred units of CCP held by Newcastle. The decreases in dividends were due to the early redemption (at a 40% discount) of the remainder of the preferred units. See Note 11.

     Kohlberg, whose affiliate holds all 1,131,551 shares of our Convertible Preferred Stock, provides ongoing management oversight and advisory services to Katy. We paid $0.5 million annually for such services in 2005, 2004 and 2003, respectively, and expect to pay $0.5 million annually in future years. Such amounts are recorded in selling, general and administrative expenses in the Consolidated Statements of Operations.
Note 17. INDUSTRY SEGMENTS AND GEOGRAPHIC INFORMATION
     The Company is organized into two operating segments: Maintenance Products and Electrical Products. The activities of the Maintenance Products Group include the manufacture and distribution of a variety of commercial cleaning supplies and consumer home and automotive storage products. The Electrical Products Group is a distributor of consumer electrical corded products. Principal geographic markets are in the United States, Canada, and Europe and include the sanitary maintenance, foodservice, mass merchant retail, home improvement and automotive markets. During 2005, Wal*Mart and Lowe’s accounted for 16% and 14%, respectively, of consolidated net sales. Sales to Wal*Mart are made by six separate business units (Woods US, Contico, Glit, Woods Canada, Wilen, and Continental). Sales to Lowe’s are made by two separate business units (Woods US and Contico). A significant loss of business at either of these retail outlets could have a material adverse impact on the Company’s results. The table below and the narrative that follows summarize the key factors in the year-to-year changes in operating results.

		Years Ended December 31,
		2005	2004	2003
		(Thousands of dollars)
Maintenance Products Group
Net external sales		$247,875	$278,888	$285,289
Operating (loss) income		(8,416)	(2,717)	9,339
Operating (deficit) margin		(3.4%)	(1.0%)	3.3%
Depreciation and amortization		9,751	12,714	20,162
Capital expenditures		8,770	13,205	12,366
Total assets		133,186	154,635	176,214

Electrical Products Group
Net external sales		$207,322	$178,754	$151,121
Operating income		17,385	16,809	15,557
Operating margin		8.4%	9.4%	10.3%
Depreciation and amortization		1,191	1,327	1,217
Capital expenditures		596	671	833
Total assets		66,744	57,698	51,353

Net sales	- Operating segments	$455,197	$457,642	$436,410

	Total	$455,197	$457,642	$436,410

Operating (loss) income	- Operating segments	$8,969	$14,092	$24,896
	- Unallocated corporate	(12,764)	(10,341)	(13,789)
	- Impairments of long-lived assets	(2,112)	(30,831)	(11,880)
	- Severance, restructuring and related charges	(1,090)	(3,505)	(8,132)
	- Gain on sale of assets	316	278	627

	Total	$(6,681)	$(30,307)	$(8,278)

Depreciation and amortization	- Operating segments	$10,942	$14,041	$21,379
	- Unallocated corporate	104	225	575

	Total	$11,046	$14,266	$21,954

Capital expenditures	- Operating segments	$9,366	$13,876	$13,199
	- Unallocated corporate	—	—	125
	- Discontinued operations	—	—	111

	Total	$9,366	$13,876	$13,435

Total assets	- Operating segments	199,930	212,333	227,567
	- Other [a]	2,217	1,624	1,627
	- Unallocated corporate	10,536	10,507	12,514

	Total	$212,683	$224,464	$241,708

[a]	Amounts shown as “other” represent items associated with Sahlman, the Company’s equity method investment.

     The Company operates businesses in the United States and foreign countries. The operations for 2005, 2004 and 2003 of businesses within major geographic areas are summarized as follows:

	United			Europe
(Thousands of Dollars)	States	Canada	U.K.	(Excluding U.K.)	Other	Consolidated
2005:
Sales to unaffiliated customers	$363,038	$53,684	$30,098	$4,427	$3,950	$455,197
Total assets	$161,633	$25,950	$24,881	$—	$219	$212,683

2004:
Sales to unaffiliated customers	$364,209	$47,555	$36,453	$5,214	$4,211	$457,642
Total assets	$170,166	$23,513	$30,227	$558	$—	$224,464

2003:
Sales to unaffiliated customers	$351,796	$42,765	$32,333	$5,167	$4,349	$436,410
Total assets	$191,599	$23,260	$26,615	$—	$234	$241,708
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
B. Sterling Fluid Systems (USA) has tendered over 1,990 cases pending in Michigan, New Jersey, Illinois, Nevada, Mississippi, Wyoming, Louisiana, Georgia, Massachusetts and California to the Company for defense and indemnification. With respect to one case, Sterling has demanded that Katy indemnify it for a $200,000 settlement. Sterling bases its tender of the complaints on the provisions contained in a 1993 Purchase Agreement between the parties whereby Sterling purchased the LaBour Pump business and other assets from the Company. Sterling has not filed a lawsuit against Katy in connection with these matters.
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
C. LaBour Pump Company, a former subsidiary of the Company, has been named as a defendant in over 310 similar cases in New Jersey. These cases have also been tendered by Sterling. The Company has elected to defend these cases, many of which have been dismissed or settled for nominal sums.
     While the ultimate liability of the Company related to the asbestos matters above cannot be determined at this time, the Company has recorded and accrued amounts that it deems reasonable for prospective liabilities with respect to this matter.
     Non-Environmental Litigation – Banco del Atlantico, S.A.
     Banco del Atlantico, S.A. v. Woods Industries, Inc., et al. Civil Action No. L-96-139 (now 1:03-CV-1342-LJM-VSS, U.S. District Court, Southern District of Indiana). In December 1996, Banco del Atlantico (“plaintiff”), a bank located in Mexico, filed a lawsuit in Texas against Woods Industries, Inc., a subsidiary of Katy, and against certain past and/or then present officers, directors and owners of Woods (collectively, “defendants”). The plaintiff alleges that it was defrauded into making loans to a Mexican corporation controlled by certain past officers and directors of Woods based upon fraudulent representations and purported guarantees. Based on these allegations, and others, the plaintiff originally asserted claims for alleged violations of the federal Racketeer Influenced and Corrupt Organizations Act (“RICO”); “money laundering” of the proceeds of the illegal enterprise; the Indiana RICO and Crime Victims Act; common law fraud and conspiracy; and fraudulent transfer. As discussed below, certain of the plaintiff’s claims were dismissed with prejudice by the Court. The plaintiff also seeks recovery upon certain alleged guarantees purportedly executed by Woods Wire Products, Inc., a predecessor company from which Woods purchased certain assets in 1993 (prior to Woods’s ownership by Katy, which began in December 1996). The primary legal theories under which the plaintiff seeks to hold Woods liable for its alleged damages are respondeat superior, conspiracy, successor liability, or a combination of the three.
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

Note 19. SEVERANCE, RESTRUCTURING AND RELATED CHARGES
     Over the past three years, the Company has initiated several cost reduction and facility consolidation initiatives, resulting in severance, restructuring and related charges. Key initiatives were the consolidation of the St. Louis manufacturing/distribution facilities, shutdown of both Woods U.S. and Woods Canada manufacturing as well as the consolidation of the Glit facilities. These initiatives resulted from the on-going strategic reassessment of our various businesses as well as the markets in which they operate.
     A summary of charges by major initiative is as follows:

	2005	2004	2003
	(Amounts in Thousands)
Consolidation of St. Louis manufacturing/distribution facilities	$39	$1,460	$3,731
Shutdown of Woods Canada manufacturing	134	841	1,497
Consolidation of Glit facilities	724	791	1,151
Consolidation of administrative functions for CCP	21	215	314
Shutdown of Woods U.S. manufacturing	—	38	503
Senior management transition and headcount rationalization	—	—	645
Consultant — outsourcing	—	—	84
Corporate office relocation	172	—	—
Other	—	160	207

Total severance, restructuring and related costs	$1,090	$3,505	$8,132

     Consolidation of St. Louis manufacturing/distribution facilities – In 2002, the Company committed to a plan to consolidate the manufacturing and distribution of the four CCP facilities in the St. Louis area. Management believed that in order to implement a more competitive cost structure and combat competitive pricing pressure, the excess capacity at our four plastic molding facilities in this area would need to be eliminated. This plan was expected to be completed by the end of 2003; however charges have been incurred past 2003 due to changes in assumptions in non-cancelable lease accruals, including the buyout of the Warson Road lease and changes in sublet assumptions. In addition, further charges have been incurred for the movement of inventory. Charges in 2005 were for an adjustment to the non-cancelable lease accrual at the Hazelwood facility due to change on the amount of sublease rental income anticipated ($0.1 million). Charges in 2004 related to adjustments to previously established non-cancelable lease liabilities for abandoned facilities ($1.1 million) and costs for the movement of inventory and equipment ($0.3 million). In 2003, costs of $3.7 million related to the establishment of and adjustments to non-cancelable lease liabilities for abandoned facilities ($2.3 million), the movement of inventory and equipment to other facilities ($1.0 million) and severance ($0.4 million). Management believes that no further costs will be incurred for this activity, except for potential adjustments to non-cancelable lease liabilities. Following is a rollforward of restructuring liabilities by type for the consolidation of St. Louis manufacturing/distribution facilities:

		One-time	Contract
		Termination	Termination
	Total	Benefits [a]	Costs [b]	Other [c]
Restructuring liabilities at December 31, 2003	$5,419	$121	$5,298	$—
Additions	1,460	—	1,122	338
Reductions	(3)	(3)	—	—
Payments	(4,474)	(118)	(4,018)	(338)

Restructuring liabilities at December 31, 2004	$2,402	$—	$2,402	$—
Additions	100	—	100	—
Reductions	(61)	—	(61)	—
Payments	(596)	—	(596)	—

Restructuring liabilities at December 31, 2005	$1,845	$—	$1,845	$—

     Shutdown of Woods Canada manufacturing – In 2003, the Company approved a plan to shut down the manufacturing operation in Toronto, Ontario and source substantially all of its products from Asia. Management believed that this action was necessary in order to implement a more competitive cost structure to combat pricing pressure by producers in Asia. In connection with this shutdown, the Company also anticipated the sale and leaseback of this facility, which would provide additional liquidity. In December 2003, Woods Canada closed this manufacturing facility in Toronto, Ontario, but was unable to complete the sale/leaseback transaction at that time. Accordingly, the charge for the non-cancelable lease accrual was recorded in the first quarter of 2004, upon the completion of the sale/leaseback transaction. The idle capacity was a direct result of the elimination of the manufacturing function from this facility. A portion of the facility was available for sublease at the time the accrual was established. In 2005, a charge of $0.2 million was recorded for an adjustment to the non-cancelable lease accruals. In 2004, Woods Canada incurred a charge of $0.8 million for a non-cancelable lease accrual associated with a sale/leaseback transaction and idle capacity as a result of the shutdown of manufacturing. Also in 2004, Woods Canada recorded less than $0.1 million for additional severance. In 2003, a charge was recorded for $1.5 million of severance payments to approximately 100 terminated employees. Management believes that no more costs will be incurred for this activity, except for potential adjustments to non-cancelable lease liabilities. Following is a rollforward of restructuring liabilities by type for the shutdown of Woods Canada manufacturing:

		One-time	Contract
		Termination	Termination
	Total	Benefits [a]	Costs [b]
Restructuring liabilities at December 31, 2003	$771	$771	$—
Additions	1,045	52	993
Reductions	(203)	—	(203)
Payments	(898)	(771)	(127)
Currency translation and other	93	2	91

Restructuring liabilities at December 31, 2004	$808	$54	$754
Additions	153	—	153
Reductions	(19)	(19)	—
Payments	(242)	(34)	(208)
Currency translation and other	17	(1)	18

Restructuring liabilities at December 31, 2005	$717	$—	$717

     Consolidation of Glit facilities – In 2002, the Company approved a plan to consolidate the manufacturing facilities of its Glit business in order to implement a more competitive cost structure. It was anticipated that this activity would begin in early 2003 and be completed by the end of the second quarter of 2004. Due to numerous operational issues, including management turnover and a small fire at the Wrens, Georgia facility, the completion of this consolidation was delayed. In 2005, the Company completed the closure of the Lawrence, Massachusetts facility and is expected to close the Pineville, North Carolina facility in 2006. In 2005, the Company recorded a charge of $0.7 million associated with severance ($0.3 million), establishment of non-cancelable lease liability ($0.3 million) and other charges ($0.1 million). Costs were incurred in 2004 related to severance for expected terminations at the Lawrence facility ($0.4 million), the closure of the Pineville facility ($0.3 million) and expenses for the preparation of the Wrens facility ($0.1 million). Costs were incurred in 2003 related to preparation activities at Wrens ($0.7 million) and severance for expected terminations at the Lawrence facility ($0.4 million). Other than closure costs and severance for the Pineville facility, management does not anticipate any material costs beyond 2005. Following is a rollforward of restructuring liabilities by type for the consolidation of Glit facilities:

		One-time	Contract
		Termination	Termination
	Total	Benefits [a]	Costs [b]	Other [c]
Restructuring liabilities at December 31, 2003	$462	$462	$—	$—
Additions	791	407	250	134
Payments	(270)	(136)	—	(134)

Restructuring liabilities at December 31, 2004	$983	$733	$250	$—
Additions	724	313	263	148
Payments	(1,202)	(791)	(263)	(148)

Restructuring liabilities at December 31, 2005	$505	$255	$250	$—

     Consolidation of administrative functions for CCP – In 2002, in order to streamline processes and eliminate duplicate functions, the Company initiated a plan to centralize certain administrative and back office functions into Bridgeton, Missouri from certain businesses within the Maintenance Products Group. This plan was anticipated to be completed in 2004 upon the transfer of functions from the Lawrence, Massachusetts facility (see Consolidation of Glit facilities above); however the closure was delayed and subsequently contributed to the delay in this plan until completion in 2005. Katy has incurred primarily severance costs over the past three years for this integration of back office and administrative functions. The most significant project is the centralization of the customer service functions for the Continental, Glit, Wilen, and Disco business units. Following is a rollforward of restructuring liabilities by type for the consolidation of administrative functions for CCP:

One-time
Termination
Benefits [a]
Restructuring liabilities at December 31, 2003	$52
Additions	215
Payments	(267)

Restructuring liabilities at December 31, 2004	$—
Additions	21
Payments	(21)

Restructuring liabilities at December 31, 2005	$—

     Shutdown of Woods US manufacturing – During 2002, a major restructuring occurred at the Woods business unit. After significant study and research into different sourcing alternatives, Katy decided that Woods would source all of its products from Asia. In December 2002, Woods shut down all U.S. manufacturing facilities, which were in suburban Indianapolis and in southern Indiana. All 2005 activity reflects payments on the non-cancelable lease accrual. During 2004, a charge of $0.3 million was recorded for the shutdown and relocation of a procurement office in Asia and was offset by a credit of $0.3 million to reverse a non-cancelable lease accrual based on a change in usage of a leased facility that was previously impaired. In 2003, Woods incurred costs of $0.5 million primarily for an adjustment to a non-cancelable lease accrual due to a change in sub-lease assumptions. Following is a rollforward of restructuring liabilities by type for the shutdown of Woods US manufacturing:

		One-time	Contract
		Termination	Termination
	Total	Benefits [a]	Costs [b]	Other [c]
Restructuring liabilities at December 31, 2003	$975	$10	$965	$—
Additions	292	289	—	3
Reductions	(254)	—	(254)	—
Payments	(752)	(279)	(470)	(3)

Restructuring liabilities at December 31, 2004	$261	$20	$241	$—
Additions	—	—	—	—
Reductions	—	—	—	—
Payments	(176)	—	(176)	—
Currency translation and other	110	—	110	—

Restructuring liabilities at December 31, 2005	$195	$20	$175	$—

     Senior management transition and headcount rationalization – From the Recapitalization in 2001 through 2003, the Company has performed an evaluation and rationalization of management talent. In 2003, severance costs were incurred for the elimination of certain employees at corporate ($0.3 million) and in the Maintenance Products Group ($0.3 million).
     Consultant – outsourcing – In order to achieve a more competitive cost structure, the Company has worked with consultants on sourcing initiatives. During 2003, fees were paid to a consultant for initiatives related primarily to sourcing products for the Woods US and Woods Canada businesses and the Wilen business unit.
     Corporate office relocation – In November 2005, the Company announced the closing of its corporate office in Middlebury, Connecticut, and the relocation of certain corporate functions to the CCP location in Bridgeton, Missouri, the outsourcing of other functions, and the balance to a new location in Arlington, Virginia. The amounts recorded in 2005 relate to severance for employees at the Middlebury office. Following is a rollforward of restructuring liabilities by type for the Corporate office relocation:

One-time
Termination
Benefits [a]
Restructuring liabilities at December 31, 2004	$—
Additions	172
Payments	(15)

Restructuring liabilities at December 31, 2005	$157

     Other – During 2004, costs were incurred for the closure of CCP’s metals facility in Santa Fe Springs, California ($0.1 million) and for the closure of CCP’s facility in Canada and the subsequent consolidation into the Woods Canada facility ($0.1 million). All costs in 2003 relate to the closure of CCP’s metals facility in Santa Fe Springs, California.

          A rollforward of all restructuring and related reserves since December 31, 2003 is as follows:

		One-time	Contract
		Termination	Termination
	Total	Benefits [a]	Costs [b]	Other [c]
Restructuring and related liabilities at December 31, 2003	$7,888	$1,622	$6,211	$55
Additions	3,974	968	2,224	782
Reductions	(469)	(10)	(459)	$—
Payments	(7,032)	(1,775)	(4,420)	(837)
Currency Translation	93	2	91	$—

Restructuring and related liabilities at December 31, 2004	$4,454	$807	$3,647	$—

Additions	1,170	506	516	148
Reductions	(80)	(19)	(61)	$—
Payments	(2,252)	(861)	(1,243)	(148)
Currency Translation	127	(1)	128	$—

Restructuring and related liabilities at December 31, 2005 [d]	$3,419	$432	$2,987	$—

[a]	Includes severance, benefits, and other employee-related costs associated with the employee terminations.

[b]	Includes charges related to non-cancelable lease liabilities for abandoned facilities, net of estimated sub-lease revenue. Total maximum potential amount of lease loss, excluding any sublease rentals, is $3.9 million as of December 31, 2005. We have included $0.9 million as an offset for sublease rentals.

[c]	Includes charges associated with moving inventory, machinery and equipment, consolidation of administrative and operational functions, and consultants working on sourcing and other manufacturing and production efficiency initiatives.

[d]	Katy expects to substantially complete its restructuring program in 2006. The remaining severance, restructuring and related costs for these initiatives are expected to be approximately $0.5 million.
     The table below details activity in restructuring and related reserves by operating segment since December 31, 2003:

		Maintenance	Electrical
		Products	Products
	Total	Group	Group	Corporate
Restructuring and related liabilities at December 31, 2003	$7,888	$5,981	$1,749	$158
Additions	3,974	2,637	1,337	—
Reductions	(469)	(12)	(457)	—
Payments	(7,032)	(5,221)	(1,653)	(158)
Currency Translation	93	—	93	—

Restructuring and related liabilities at December 31, 2004	$4,454	$3,385	$1,069	—

Additions	1,170	845	153	172
Reductions	(80)	(61)	(19)	—
Payments	(2,252)	(1,819)	(418)	(15)
Currency Translation	127	—	127	—

Restructuring and related liabilities at December 31, 2005	$3,419	$2,350	$912	$157

     The table below summarizes the future obligations for severance, restructuring and other related charges by operating segment detailed above:

		Maintenance	Electrical
		Products	Products
	Total	Group	Group	Corporate
2006	1,708	1,145	406	157
2007	481	263	218	—
2008	443	219	224	—
2009	294	230	64	—
2009	242	242	—	—
Thereafter	251	251	—	—

Total Payments	$3,419	$2,350	$912	$157

Note 20. ACQUISITION
     During the third quarter of 2005, the Company’s Continental Commercial Products LLC subsidiary (“CCP”) acquired substantially all of the assets and assumed certain liabilities of Washington International Non-Wovens, LLC (“WIN”), based in Washington, GA. The purchase price was approximately $1.7 million, including $0.6 million of assumed debt, and was allocated to the acquired net assets and intangible lease asset at their estimated fair values. The WIN acquisition is not material for purposes of presenting pro forma financial information. This acquired business is part of the Glit business unit in the Maintenance Products Group.
Note 21. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED):

2005	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
Net sales	$95,513	$98,210	$140,557	$120,917

Gross profit	$9,497	$11,476	$17,263	$14,695

Net (loss) income	$(4,648)	$(6,046)	$1,333	$(3,796)

Net (loss) income attributable to common stockholders	$(4,648)	$(6,046)	$1,333	$(3,796)

(Loss) earnings per share of common stock — Basic and diluted [a]	$(0.59)	$(0.76)	$0.17	$(0.48)

     During 2005, the Company recorded the following quarterly pre-tax charges for severance, restructuring and related charges and impairments of long-lived assets:

	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
Severance, restructuring and related charges	$172	$466	$254	$198
Impairments of long-lived assets	$—	$—	$—	$2,112
     In the fourth quarter of 2005, the Company determined that certain items previously classified as severance, restructuring and related charges during the first three quarters of 2005 of $1.1 million should have been classified as costs of goods sold ($0.7 million) and selling, general and administrative expenses ($0.4 million). These misclassifications did not impact the Company’s reported net income (loss), income (loss) from continuing operations or cash flows from operations. Additionally, the impact to the Company’s reported gross profit in these quarters was not significant. The amounts presented in the quarterly information above have been reclassified to reflect the correct treatment for these costs throughout the year.

2004	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
Net sales	$99,895	$100,522	$135,426	$121,799

Gross profit	$16,630	$13,261	$17,857	$13,286

Net (loss) income	$(1,781)	$(1,283)	$876	$(33,933)

Payment in kind of dividends on convertible preferred stock	(3,462)	(3,462)	(3,822)	(4,003)

Net loss attributable to common stockholders	$(5,243)	$(4,745)	$(2,946)	$(37,936)

Loss per share of common stock — Basic and diluted [a]	$(0.67)	$(0.60)	$(0.37)	$(4.80)

During 2004, the Company recorded the following quarterly pre-tax charges for severance, restructuring and related charges and impairments of long-lived assets:

	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
Severance, restructuring and related charges (income)	$1,898	$(109)	$167	$1,549
Impairments of long-lived assets	$—	$—	$—	$30,831

     [a] The sum of basic and diluted loss (earnings) per share of common stock does not total to the basic and diluted loss per share reported in the Consolidated Statement of Operations or Note 9 due to the fluctuation of shares outstanding throughout the years ending December 31, 2005 and 2004.
Note 22. SUPPLEMENTAL BALANCE SHEET INFORMATION
The following table provides detail regarding other assets shown on the Consolidated Balance Sheets:

	December 31,
	2005	2004
Debt issuance costs, net	$3,750	$4,721
Equity method investment in unconsolidated affiliate	2,217	1,617
Notes and other receivables — sales of subsidiaries	—	106
Other	2,676	3,502

Total	$8,643	$9,946

     The following table provides detail regarding accrued expenses shown on the Consolidated Balance Sheets:

	December 31,
	2005	2004
Contingent liabilities	$15,413	$14,054
Advertising and rebates	11,979	13,551
SESCO note payable to Montenay	1,100	1,050
Non-cancelable lease liabilities — restructuring	837	1,023
Professional services	644	839
Other restructuring	117	807
Other	7,623	8,615

Total	$37,713	$39,939

     Contingent liabilities consist of accruals for estimated losses associated with environmental issues, the uninsured portion of general and product liability and workers’ compensation claims, and a purchase price adjustment associated with the purchase of a subsidiary.

     The following table provides detail regarding other liabilities shown on the Consolidated Balance Sheets:

	December 31,
	2005	2004
Deferred compensation	$3,552	$3,974
Non-cancelable lease liabilities — restructuring	1,941	2,624
SESCO note payable to Montenay	1,487	2,441
Other	3,517	3,816

Total	$10,497	$12,855

Note 23. SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid (received) during the year for interest and income taxes is as follows:

	Years Ended December 31,
	2005	2004	2003
Interest	$3,953	$2,411	$2,688

Income taxes	$1,789	$759	$2,924

     A significant non-cash transaction for 2005 includes $2.0 million of non-cash compensation expense related to C. Michael Jacobi, former President and Chief Executive Officer. Under the Chief Executive Officer’s Plan, Mr. Jacobi was granted 978,572 stock options. Mr. Jacobi was also granted 71,428 stock options under the Company’s 1997 Incentive Plan. Upon Mr. Jacobi’s retirement in May 2005, all but 300,000 of these options were cancelled. All of the remaining options are under the 2001 Chief Executive Officer’s Plan. In the second quarter of 2005, Mr. Jacobi retired from the Company. Upon this event, the Company recognized $2.0 million of non-cash compensation expense related to his 1,050,000 options using the intrinsic method of accounting under APB 25, because he would not have otherwise vested in these options but for the March 2004 accelerated vesting.
     Significant non-cash transactions include the accrual of PIK dividends on the Convertible Preferred Stock of $14.7 million in 2004 and $12.8 million in 2003. The PIK dividends are recorded at fair value. In this case, each convertible preferred share is translated to its common equivalent (16.6667 common shares per each convertible preferred share) and multiplied by $6.00, which is the value of each common share equivalent given the proceeds from the issuance of the Convertible Preferred Stock. Also during 2003, a gain of $6.6 million was realized on the early redemption of the preferred interest in a subsidiary (see Note 11).
Item 9. CHANGES IN AND DISAGREEMENTS WITH INDEPENDENT AUDITORS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     Not applicable.
Item 9A. CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our SEC filings is reported within the time periods specified in the SEC’s rules, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We also have investments in certain unconsolidated entities. The oversight of these entities includes an assessment of controls over the recording of related amounts in the consolidated financial statements, including controls over the selection of accounting methods, the recognition of equity method income and losses, and the determination, valuation, and recording of assets in our investment account balances.
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
(b) Change in Internal Controls
     There have been no changes in Katy’s internal control over financial reporting during the quarter and year ending December 31, 2005 that has materially affected, or is reasonably likely to materially affect Katy’s internal control over financial reporting.
     As noted in our 2004 Annual Report on Form 10-K, our Glit facility in Wrens, Georgia lacks a perpetual inventory system and relies on quarterly physicals to value inventory. Throughout 2004, we adjusted our material cost of sales estimate (for preparation of non-quarter-end interim financial statements) to reflect rising material cost of sales.
     Also during 2004 and 2005, the Wrens facility experienced significant personnel turnover, consolidation of other operations (consistent with our strategy of consolidating our abrasives operations into the Wrens facility), and manufacturing disruption events such as the production interruption caused by the air handling system fire in October 2004. Management determined that key inventory processes such as receiving, production reporting, scrap, and shipping required improvement.
     In light of the above developments, our management requested that our independent auditor, PricewaterhouseCoopers LLP (PwC), perform a comprehensive analysis of the Wrens inventory process controls. As part of the analysis, PwC conducted, in the Spring of 2005, an on-site review of the operations and inventory-related process controls of the Wrens facility as well as related certain back-office processes conducted in St. Louis, Missouri.
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
     The following is a summary of the specific actions that have been taken to correct the internal control deficiencies and related status as of December 31, 2005:
•	Implementation of short term corrective actions in shipping and receiving – Revised shipping, receiving, physical inventory, period end cut-off and returned goods procedures have been issued. Training to reinforce the importance of the physical verification was provided to all appropriate material handlers. Products loaded for shipment are now verified against system generated bill of ladings. A receiving log was implemented in the first quarter of 2005 and is reviewed at least weekly by the distribution manager.

•	Establish improved interim recording of raw material usage – The shop floor module in PRMS (the facility’s ERP system) was activated on July 1, 2005. Large raw material variances are now reviewed and/or isolated by work order to allow bill of material (“BOM”) corrections as required. Miscellaneous inventory transactions are being downloaded and reviewed at least weekly by cost accounting. A supplemental system was also re-implemented to allow the daily review of costed non-woven production runs to identify process or material variances. The output of this system yields a daily cost per yard of non-woven material produced, as well as an average cost per yard over multiple batches/runs. This information was used as a reference point and allowed material cost verifications with PRMS formula BOMs.

•	Reestablish a monthly physical inventory until the PRMS perpetual inventory process is re-implemented – This location’s monthly physical inventory was reinstituted for the February 2005 accounting close. We continued taking a monthly physical inventory throughout the remaining part of 2005 and into 2006

•	Establish security measures to mitigate the risk of theft – All employees were issued parking permits to help identify on-site traffic of non-employees. A security camera system was installed and became operational in June 2005. Cameras provide monitoring of key plant areas by both security personnel and key managers.

•	Improve bill of material and routing accuracy – In July 2005, a BOM accuracy project was completed which encompassed the review of the most significant BOMs across all product lines. Efforts are now ongoing to review remaining BOMs, prioritizing based on sales volumes and comparative analysis with other BOMs of like material/sizes. All remaining significant BOMs, based on volume levels, were updated by February 1, 2006.

•	Properly staff and plan PRMS re-implementation – The PRMS re-implementation was completed at the end of July 2005. The Material Planning and Scheduling module of PRMS was completed in the fourth quarter of 2005. The total re-implementation was facilitated by a consultant with expertise with both PRMS and ERP system implementation across varied industries.

•	Establish procedures for production reporting and inventory transactions – Detailed procedures for reporting of production in PRMS have been issued. The implementation of scanning for inventory transactions was completed in August and documented procedures were completed in September, 2005. Any additional procedures will be finalized and documented when they are validated.

•	Activation of PRMS production and inventory system – The system was fully activated on February 1, 2006 which allows the accumulation and reporting of transactions, maintenance of perpetual inventory records, and the calculation of standard cost and related variances. The system will continue to operate in parallel with the monthly physical inventory until all significant variances will be identified and corrected.
     The implementation of our action plan is an ongoing process. Although we believe that we have made significant progress in the items noted above, we have not yet fully implemented certain of the PwC recommendations, including the establishment and validation, to an appropriate accuracy level, of a perpetual inventory system. Accordingly, we are unable to conclude as of December 31, 2005 that our inventory process controls at our Wrens facility are adequate without the monthly physical inventory counts. We anticipate the activation of the PRMS production and inventory system will allow the Company to conclude on the adequacy of internal controls by the end of the second quarter of 2006.
Item 9B. OTHER INFORMATION
Executive Compensation
     The base salaries as of April 1, 2006 for the named executive officers of Katy Industries, Inc. (the “Company”) as approved at the March 28, 2006 meeting of the Compensation Committee of the Company’s Board of Directors, are as follows:

Anthony T. Castor III	$525,000
Amir Rosenthal	$332,500
David S. Rahilly	$250,000
Keith Mills	$235,000
Robert A. Gail	$205,000
     As part of his or her annual compensation, each of the named executive officers is also eligible for a cash bonus in accordance with the terms of the Katy Industries, Inc. Executive Bonus Plan. In addition to the foregoing, the Company pays automobile and other allowances, certain club memberships, all or a portion of the premiums for group term life insurance policies for each of the executive officers and contributes matching amounts to each of the executives under Katy’s 401(k) plan.

Part III
Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
     Information regarding the directors of Katy is incorporated herein by reference to the information set forth under the section entitled “Election of Directors” in the Proxy Statement of Katy Industries, Inc. for its 2006 Annual Meeting.
     Information regarding executive officers of Katy is incorporated herein by reference to the information set forth under the section entitled “Information Concerning Directors and Executive Officers” in the Proxy Statement of Katy Industries, Inc. for its 2006 Annual Meeting.
     Information regarding compliance with Section 16 of the Securities Exchange Act of 1934 is incorporated herein by reference to the information set forth under the Section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” for its 2006 Annual Meeting.
     Information regarding Katy’s Code of Ethics is incorporated herein by reference to the information set forth under the Section entitled “Code of Ethics” in the Proxy Statement of Katy Industries, Inc. for its 2006 Annual Meeting.
Item 11. EXECUTIVE COMPENSATION
     Information regarding compensation of executive officers is incorporated herein by reference to the information set forth under the section entitled “Executive Compensation” in the Proxy Statement of Katy Industries, Inc. for its 2006 Annual Meeting.
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
     Information regarding beneficial ownership of stock by certain beneficial owners and by management of Katy is incorporated by reference to the information set forth under the section “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management” in the Proxy Statement of Katy Industries, Inc. for its 2006 Annual Meeting.

Equity Compensation Plan Information

Number of Securities
Remaining Available for
	Number of Securities to	Weighted-average	Future Issuances Under Equity
	Be Issued on Exercise of	Exercise Price of	Compensation Plans
	Outstanding Option,	Outstanding Options,	(Excluding Securities
Plan Category	Warrants and Rights	Warrants and Rights	Reflected in Column (a))
	(a)	(b)	(c)
Equity Compensation Plans Approved by Stockholders	904,023	$5.40	711,148

Equity Compensation Plans Not Approved by Stockholders	1,882,342	$3.60	—
Equity Compensation Plans Not Approved by Stockholders
     On June 28, 2001, the Company entered into an employment agreement with C. Michael Jacobi, President and Chief Executive Officer. To induce Mr. Jacobi to enter into the employment agreement, on June 28, 2001, the Compensation Committee of the Board of Directors approved the Katy Industries, Inc. 2001 Chief Executive Officer’s Plan. Under this plan, Mr. Jacobi was granted 978,572 stock options. Pursuant to approval by the Katy Board of Directors, the stock options granted to Mr. Jacobi under this plan were vested in March 2004. Upon Mr. Jacobi’s retirement in May 2005, all but 300,000 of these options were cancelled.
     On September 4, 2001, the Company entered into an employment agreement with Amir Rosenthal, Vice President, Chief Financial Officer, General Counsel and Secretary. To induce Mr. Rosenthal to enter into the employment agreement, on September 4, 2001, the Compensation Committee of the Board of Directors approved the Katy Industries, Inc. 2001 Chief Financial Officer’s Plan. Under this plan, Mr. Rosenthal was granted 123,077 stock options. Pursuant to approval by the Katy Board of Directors, the stock options granted to Mr. Rosenthal under this plan were vested in March 2004.
     On November 21, 2002, the Board of Directors approved the 2002 Stock Appreciation Rights Plan (the “2002 SAR Plan”), authorizing the issuance of up to 1,000,000 stock appreciation rights (SARs). Vesting of the SARs occurs ratably over three years from the date of issue. The 2002 SAR Plan provides limitations on redemption by holders, specifying that no more than 50% of the cumulative number of vested SARs held by an employee could be exercised in any one calendar year. The SARs expire ten years from the date of issue. The Board approved grants on November 22, 2002, of 717,175 SARs to 60 individuals with an exercise price of $3.15, which equaled the market price of Katy’s stock on the grant date. In addition, 50,000 SARs were granted to four individuals during 2003 and 275,000 SARs were granted to fifteen individuals during 2004. No SARs were granted in 2005. At December 31, 2005, Katy had 709,265 SARS outstanding at a weighted average exercise price of $4.21. Compensation (income) expense associated with the vesting of stock appreciation rights was ($0.9 million), ($0.1 million) and $1.0 million in 2005, 2004 and 2003, respectively. The 2002 SAR Plan also provides that in the event of a Change in Control of the Company, all outstanding SARs may become fully vested. In accordance with the 2002 SAR Plan, a “Change in Control” is deemed to have occurred upon any of the following events: 1) a sale of 100 percent of the Company’s outstanding capital stock, as may be outstanding from time to time; 2) a sale of all or substantially all of the Company’s operating subsidiaries or assets; or 3) a transaction or series of transactions in which any third party acquires an equity ownership in the Company greater than that held by KKTY Holding Company, L.L.C. and in which Kohlberg & Co., L.L.C. relinquishes its right to nominate a majority of the candidates for election to the Board of Directors.
     On June 1, 2005, the Company entered into an employment agreement with Anthony T. Castor III, President and Chief Executive Officer. To induce Mr. Castor to enter into the employment agreement,

on July 15, 2005, the Compensation Committee of the Board of Directors approved the Katy Industries, Inc. 2005 Chief Executive Officer’s Plan. Under this plan, Mr. Castor was granted 750,000 stock options.
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     Information regarding certain relationships and related transactions with management is incorporated herein by reference to the information set forth under the section entitled “Executive Compensation” in the Proxy Statement of Katy Industries, Inc. for its 2006 Annual Meeting.
Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
     Information regarding principal accountant fees and services is incorporated herein by reference to the information set forth under the section entitled “Proposal 2 – Ratification of the Independent Public Auditors” in the Proxy Statement of Katy Industries, Inc. for its 2006 Annual Meeting.

Part IV
Item 15. EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES
     (a) 1. Financial Statements
     The following financial statements of Katy are set forth in Part II, Item 8, of this Form 10-K:
- Consolidated Balance Sheets as of December 31, 2005 and 2004
- Consolidated Statements of Operations for the years ended December 31, 2005, 2004 and 2003
- Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2005, 2004 and 2003
- Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003
- Notes to Consolidated Financial Statements
     2. Financial Statement Schedules
The financial statement schedule filed with this report is listed on the “Index to Financial Statement Schedules” on page 93 of this Form 10-K.
     3. Exhibits
     The exhibits filed with this report are listed on the “Exhibit Index.”
SIGNATURES
     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 31, 2006	KATY INDUSTRIES, INC. Registrant

/S/ Anthony T. Castor III

Anthony T. Castor III
President and Chief Executive Officer

/S/ Amir Rosenthal

Amir Rosenthal
Vice President, Chief Financial Officer,
General Counsel and Secretary

POWER OF ATTORNEY
     Each person signing below appoints Anthony T. Castor III and Amir Rosenthal, or either of them, his attorneys-in-fact for him in any and all capacities, with power of substitution, to sign any amendments to this report, and to file the same with any exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission.
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of this 31st day of March, 2006.

Signature	Title

/S/ William F. Andrews William F. Andrews	Chairman of the Board and Director

/S/ Anthony T. Castor III Anthony T. Castor III	President, Chief Executive Officer and Director (Principal Executive Officer)

/S/ Amir Rosenthal Amir Rosenthal	Vice President, Chief Financial Officer, General Counsel and Secretary (Principal Financial and Accounting Officer)

/S/ Christopher Lacovara Christopher Lacovara	Director

/S/ Robert M. Baratta Robert M. Baratta	Director

/S/ James A. Kohlberg James A. Kohlberg	Director

/S/ Daniel B. Carroll Daniel B. Carroll	Director

/S/ Wallace E. Carroll, Jr. Wallace E. Carroll, Jr.	Director

/S/ Samuel P. Frieder Samuel P. Frieder	Director

/S/ Christopher Anderson Christopher Anderson	Director

INDEX TO FINANCIAL STATEMENT SCHEDULES

Report of Independent Registered Public Accounting Firm	94
Schedule II — Valuation and Qualifying Accounts	95
Financial Statements (Unaudited) of Sahlman Holding Company, Inc.:	96
- Consolidated Balance Sheet (Unaudited) as of December 31, 2005
- Consolidated Statement of Operations (Unaudited) for the year ended December 31, 2005
- Consolidated Statement of Changes in Shareholders’ Equity (Unaudited) for the year ended December 31, 2005
- Consolidated Statement of Cash Flows (Unaudited) for the year ended December 31, 2005
- Notes to Consolidated Financial Statements (Unaudited)
Financial Statements of Sahlman Holding Company, Inc.:	112
- Report of Independent Auditors: Sahlman Holding Company, Inc.
- Report of Independent Auditors: Sahlman Seafoods of Nicaragua, S.A.
- Consolidated Balance Sheets as of December 31, 2004 and 2003
- Consolidated Statements of Operations for the years ended December 31, 2004 and 2003
- Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2004 and 2003
- Consolidated Statements of Cash Flows for the years ended December 31, 2004 and 2003
- Notes to Consolidated Financial Statements
Consent of Independent Registered Public Accounting Firm	155
Consent of Independent Public Accounting Firm	156
Consent of Independent Public Accounting Firm	157
All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the Consolidated Financial Statements of Katy or the Notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON FINANCIAL STATEMENT SCHEDULE
To the Board of Directors and Stockholders of Katy Industries, Inc:
Our audits of the consolidated financial statements referred to in our report dated March 31, 2006 appearing in the 2005 Annual Report to Shareholders of Katy Industries, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.
/s/PricewaterhouseCoopers LLP
St. Louis, Missouri
March 31, 2006

KATY INDUSTRIES, INC. AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
(Amounts in Thousands)

	Balance at	Additions			Balance
	Beginning	Charged to	Write-offs	Other	at End
Accounts Receivable Reserves	of Year	Expense	to Reserves	Adjustments	of Year
Year ended December 31, 2005

Trade receivables	$2,827	$3,294	$(3,705)	$29	$2,445
Sales allowances	14,571	37,168	(37,699)	31	14,071

	$17,398	$40,462	$(41,404)	$60	$16,516

Year ended December 31, 2004

Trade receivables	$3,029	$3,099	$(3,092)	$(209)	$2,827
Long-term notes receivable	105	250	(355)	—	—
Sales allowances	11,355	38,070	(35,071)	217	14,571

	$14,489	$41,419	$(38,518)	$8	$17,398

Year ended December 31, 2003

Trade receivables	$2,771	$3,163	$(3,113)	$208	$3,029
Long-term notes receivable	1,000	105	(1,000)	—	105
Sales allowances	15,675	31,771	(36,874)	783	11,355

	$19,446	$35,039	$(40,987)	$991	$14,489

	Balance at	Additions			Balance
	Beginning	Charged to	Write-offs	Other	at End
Inventory Reserves	of Year	Expense	to the Reserve	Adjustments	of Year
Year ended December 31, 2005	$4,671	$1,527	$(1,346)	$(304)	$4,548

Year ended December 31, 2004	$5,630	$1,758	$(2,766)	$49	$4,671

Year ended December 31, 2003	$5,730	$1,822	$(2,261)	$339	$5,630

	Balance at				Balance
	Beginning			Other	at End
Income Tax Valuation Allowances	of Year	Provision	Reversals	Adjustments	of Year
Year ended December 31, 2005	$60,028	$4,510	$—	$—	$64,538

Year ended December 31, 2004	$46,171	$13,857	$—	$—	$60,028

Year ended December 31, 2003	$42,828	$3,343	$—	$—	$46,171

FINANCIAL STATEMENT SCHEDULES
Unaudited Financial Statements of Sahlman Holding Company, Inc.
SAHLMAN HOLDING COMPANY, INC.
TAMPA, FLORIDA
CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005
(Unaudited)

SAHLMAN HOLDING COMPANY, INC.
CONSOLIDATED BALANCE SHEET
Unaudited

DECEMBER 31,
2005
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$4,676,235
Accounts receivable — net of allowance for doubtful account of $9,755	2,281,060
Inventories	4,245,352
Note and other receivables	6,691,035
Prepaid expenses	400,777
Deferred income taxes	574,860

Total current assets	18,869,319

PROPERTY, PLANT AND EQUIPMENT, NET	4,617,355

OTHER ASSETS
Goodwill, net	165,366
Other, net	96,148

261,514

$23,748,188

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$557,021
Accrued expenses	872,588
Current maturities of long-term debt	1,362,250
Income taxes payable	376,857

Total current liabilities	3,168,716
LONG-TERM DEBT	2,775,011
DEFERRED INCOME TAXES	2,783,796

Total liabilities	8,727,523
SHAREHOLDERS’ EQUITY	15,020,665

$23,748,188

The accompanying Notes are an integral part of these Consolidated Financial Statements

SAHLMAN HOLDING COMPANY, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
Unaudited

YEAR ENDED DECEMBER 31,
2005
GROSS SALES	$18,961,419
EXPENSES
Cost of goods sold	16,468,527
General and administrative expense	2,098,048

Total expenses	18,566,575

GAIN ON SALE OF ASSETS, NET	1,674,366

INCOME FROM OPERATIONS	2,069,210
OTHER INCOME AND (EXPENSE)
Interest expense	(184,670)
Other income	542,745
Other expense	(532,951)

INCOME BEFORE INCOME TAXES	1,894,334
PROVISION FOR INCOME TAXES	1,061,488

NET INCOME	$832,846

The accompanying Notes are an integral part of these Consolidated Financial Statements

SAHLMAN HOLDING COMPANY, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
YEAR ENDED DECEMBER 31, 2005
Unaudited

					ADDITIONAL	FOREIGN		TOTAL
	TREASURY STOCK		COMMON STOCK		PAID-IN	CURRENCY	RETAINED	SHAREHOLDERS'
	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	TRANSLATION	EARNINGS	EQUITY
BALANCE,
JANUARY 1, 2005	(11,182)	$(1,805,111)	80,000	$8,000	$1,949,000	$(231,375)	$14,484,396	$14,404,910
PURCHASE OF TREASURY STOCK	(1,669)	(217,091)						(217,091)
NET INCOME	—	—	—	—	—	—	832,846	832,846

BALANCE,
DECEMBER 31, 2005	(12,851)	$(2,022,202)	80,000	$8,000	$1,949,000	$(231,375)	$15,317,242	$15,020,665

The accompanying Notes are an integral part of these Consolidated Financial Statements

SAHLMAN HOLDING COMPANY, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
Unaudited

YEAR ENDED DECEMBER 31,
2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$832,846
Adjustments to reconcile net income to net cash used in operating activities -
Depreciation and amortization	990,279
Gain on sale of assets	(1,674,357)
Deferred income taxes	(313,565)
(Increase) decrease in operating assets -
Accounts receivable	(7,719,065)
Inventories	(1,165,878)
Prepaid expenses	37,765
Other assets	211,716
(Decrease) increase in operating liabilities -
Accounts payable	(643,460)
Accrued expenses	392,313
Income taxes payable	191,427

Net cash used in operating activities	(8,859,979)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(233,607)
Proceeds from sale of property, plant and equipment	13,391,986

Net cash provided by investing activities	13,158,379

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	4,000,000
Payments on long-term debt	(2,255,457)
Net payments under line of credit	(1,264,439)
Purchase o f treasury stock	(217,091)

Net cash provided by financing activities	263,013

NET INCREASE IN CASH AND CASH EQUIVALENTS	4,561,413
CASH AND CASH EQUIVALENTS — BEGINNING	114,822

CASH AND CASH EQUIVALENTS — ENDING	$4,676,235

The accompanying Notes are an integral part of these Consolidated Financial Statements

SAHLMAN HOLDING COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005
Unaudited
NOTE 1 — DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     Nature of Business — Sahlman Holding Company, Inc. (Company), owns 100% of Sahlman Seafoods, Inc. (Sahlman or the Subsidiary), a wholesaler of shrimp and other seafood located in Tampa, Florida. Sahlman’s customers are located throughout the United States. Sahlman has three wholly owned foreign subsidiaries. Two are located in Guyana and are involved in the harvesting and processing of shrimp and other seafood. The other foreign subsidiary is located in Nicaragua and is involved in the operation of a shrimp farm and processing plant.
     Use of Estimates — The Company prepares its financial statements in conformity with accounting principles generally accepted in the United States of America. These principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosed contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.
     Principles of Consolidation — The consolidated financial statements include the accounts of the Company and its subsidiaries after elimination of intercompany accounts and transactions.
     Cash and Cash Equivalents — The Company considers all short-term highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.
     Accounts Receivable — Trade accounts receivable are carried at their estimated collectible amounts and trade credit is generally extended on a short-term basis; thus trade receivables do not bear interest. Trade accounts receivable are periodically evaluated for collectibility based on past credit history with customers and their current financial condition.
     The Company uses the reserve method of accounting for bad debts for financial reporting purposes and the direct write-off method for income tax purposes. Trade accounts receivable are charged against the allowance account when such receivables are deemed to be uncollectible.
     Inventories — Inventories of materials and supplies are stated at lower of cost or market, determined under the average cost method. Inventories of finished products are valued at production cost under the average cost method, which is not more than market value. Stock in ponds consists of the direct and indirect costs incurred in the cultivation and maintenance of shrimp.
     Other Assets — Prior to 2002, the Company amortized goodwill over a twenty-year period using the straight-line method. However, in accordance with Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and other Intangible Assets” (Statement No. 142), the Company discontinued the amortization of goodwill effective January 1, 2002.
     Costs of acquiring loans are capitalized and amortized over the term of the loan using the straight line method.
     Property, Plant and Equipment — Property, plant and equipment are stated at cost, less accumulated depreciation. The Company computes depreciation using the straight-line method over the estimated useful lives of the assets as follows:

Land improvements	15years
Building	5-30years
Marine vessels	10-20years
Machinery and equipment	5-20years

SAHLMAN HOLDING COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005
Unaudited
NOTE 1 — DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)
     For income tax purposes, buildings, marine vessels and machinery and equipment are depreciated under the lives and methods of the applicable income tax regulations in effect at the acquisition date.
     Income Taxes — The Company accounts for its income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires the liability method of accounting for income taxes. Under this method, deferred taxes are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates.
     Concentration of Credit Risk — The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents. The Company places its cash and temporary cash investments with high credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit.
     For the year ended December 31, 2005, one customer accounted for $3,619,688 of the Company’s sales.
     Foreign Currency Translation — Financial statements for two of the foreign subsidiaries have been remeasured to U.S. dollars considering the dollar as the functional currency. Under this method, monetary assets and liabilities are remeasured as of the exchange rate in effect as of the financial statement date; nonmonetary assets and liabilities at the date when they were acquired or incurred; property and equipment at its acquisition date; and capital stock at the exchange rate in effect when recorded. Income and expenses are recorded at an average rate for the year, except for depreciation and amortization whose remeasurement is made at the historical exchange rate. Under this method, gains and losses from remeasurement are recognized in net income of the period. For the year ended December 31, 2005, a net loss of $1,706 on remeasurement is included in other expense, respectively. The 2005 loss on remeasurement net of income taxes is $1,126.
     Advertising Costs — All of the Company’s advertising costs are nondirect-response costs and are expensed as incurred. Advertising costs for the year ended December 31, 2005 was $18,508.
     Impairment of Long-Lived Assets — The Company evaluates the recoverability of its long-lived assets whenever adverse events or changes in business climate indicate that the expected undiscounted future cash flows from the related assets may be less than previously anticipated. If the net book value of the related asset exceeds the undiscounted future cash flows of the asset, the carrying amount would be reduced to the present value of its expected future cash flows and an impairment loss would be recognized. As of December 31, 2005, management does not believe that an impairment reserve is required.
     Asset Disposals — During 2005, the Company sold the corporate headquarters building and related land for $3,600,000. Proceeds were used to pay down debt. The cost of building and land totaled $1,101,053 with accumulated depreciation of $601,106, leaving a net book value of $499,948. The Company recognized a $3,100,052 gain on the sale of these assets.
     Also in 2005, the Company sold the assets of the Georgetown Seafoods and Shrimp Boat Management, subsidiaries of the Company. Gross proceeds totaled $9,815,711. Proceeds were used to pay down debt. The cost of these assets totaled $19,374,425 with accumulated depreciation of $7,084,498, leaving a net book value of $12,289,927. After the sales related expenses, the Company recognized a $1,388,885 loss on the sales of these assets.

SAHLMAN HOLDING COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005
Unaudited
NOTE 2 – INVENTORIES
          Inventories consist of the following:

2005
Seafood products	$3,435,299
Supplies	810,053

Total inventories	$4,245,352

NOTE 3 — PROPERTY, PLANT AND EQUIPMENT
          Property, plant and equipment consist of the following:

2005
Land and land improvements	$1,832,516
Buildings	3,285,763
Marine vessels	325,899
Machinery and equipment	3,319,698
Furniture and fixtures	330,678
Construction in progress	278,607

Total property, plant and equipment	9,373,161
Less accumulated depreciation	(4,755,806)

Property, plant and equipment, net	$4,617,355

NOTE 4 — OTHER ASSETS
          Other assets consist of the following:

2005
Goodwill	$566,880
Less accumulated amortization	(401,514)

Goodwill, net	$165,366

Deferred financing costs	$51,690
Less accumulated amortization	—

Deferred financing costs, net	51,690
Other assets (see Note 11)	44,458

Total other assets, net	$96,148

     In accordance with the provisions of Statement No. 142, which includes requirements to test goodwill and indefinite lived intangible assets for impairment rather than amortize them, the Company performed the annual impairment test during 2005. The results of this test indicated that the Company’s goodwill was not impaired, as the fair value of the asset did exceed its carrying value.
     As of December 31, 2005, the gross carrying amount of deferred financing costs is $51,690. During 2005, new loan costs were incurred in the amount of $51,690 that are to be amortized over two years.

SAHLMAN HOLDING COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005
Unaudited
NOTE 4 — OTHER ASSETS (Continued)
     The future estimated amortization expense is as follows:

2006	$30,804
2007	20,886

$51,690

NOTE 5 — LONG-TERM DEBT
     Long-term debt consists of the following:

2005
Fifth Third term loan	$4,000,000
Sahlman Seafoods of Nicaragua, SA bank loan	137,261

Total long-term debt	4,137,261
Less current maturities of long-term debt	1,362,250

Total long-term debt	$2,775,011

SAHLMAN HOLDING COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005
Unaudited
NOTE 5 — LONG-TERM DEBT (Continued)
     SouthTrust — In 2004, the 2001 Consolidation Note and the 2003 term loan were consolidated and refinanced with SouthTrust into a new term note, the 2004 Consolidation Note. The 2004 Consolidation Note is governed by the provisions of the Third Amendment to Third Amended and Restated Credit Agreement. The original principal amount of the note was $2,193,000, which included an advance in the principal amount of $454,659. The note accrues interest at the Company’s option at either the LIBOR rate plus 155 to 250 basis points as determined by the Company’s ratio of total liabilities to tangible net worth or the prime rate of SouthTrust. At December 31, 2004, the loan bore interest at 4.7% and is to be repaid in equal monthly installments of $12,183. The loan matures on October 28, 2009 and is secured by real property with a Negative Pledge Agreement on all shrimp trawlers of the Company.
     In 2005, the SouthTrust loan was paid off. Shrimp Boat Management (SBM) took out a loan with Fifth Third Bank on December 28, 2005 in the amount of $4,000,000. The loan accrues interest at the LIBOR rate plus 250 basis points and is due when principal payments are due. The loan matures on July 15, 2007 and is secured by notes and agreements from the sale of fishing vessels by Sahlman Seafoods to Pritipaul Singh Investments, Inc.
     The loan agreements contain certain restrictive covenants requiring the Company to meet certain financial ratios and other matters. At December 31, 2005, the Company was in compliance with these covenants.

SAHLMAN HOLDING COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005
Unaudited
NOTE 5 — LONG-TERM DEBT (Continued)
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
     Aggregate maturities of long-term debt during the two years ending in 2007 are as follows:

2006	$1,362,250
2007	2,775,011

$4,137,261

NOTE 6- INCOME TAXES
     For the year ended December 31, 2005, the provision for income taxes consists of the following:

2005
Current
Federal	$1,156,621
Foreign	267,332

Total current	1,423,953

Deferred
Federal	(344,586)
State	(17,879)
Foreign	—

Total deferred	(362,465)

Total provision for income taxes	$1,061,488

SAHLMAN HOLDING COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005
Unaudited
NOTE 6— INCOME TAXES (Continued)
     Deferred income taxes resulting from the tax effects of temporary differences consist of book depreciation in excess of tax depreciation, fixed asset sales, reserves and accrued expenses, intercompany profit and unremitted earnings of foreign subsidiaries. Other differences between income taxes computed using the statutory federal and state income tax rates and the provision for income taxes are attributed primarily to foreign income being subject only to federal income tax. Net deferred tax liabilities and assets are $2,200,151 at December 31, 2005.
NOTE 7 — CAPITAL STOCK
     Common Stock — The Company has four classes of authorized common stock: Class A, B, C and D. Under the Company’s Amended and Restated Certificate of Incorporation, the relative rights and preferences of each class of stock are as follows:
     Voting Rights — The holders of Class A, B and C common stock will vote together as a single combined class on all matters submitted to a vote of the shareholders, with each holder of Class A, B and C common stock being entitled to one vote per share of such stock held. The holders of Class D common shares have no right to vote on any matters submitted to a vote of the shareholders.
     Liquidation Preferences — Upon dissolution, liquidation, or winding up of the Corporation, holders of Class B common stock are entitled to a minimum liquidation value of $100 per share. Holders of Class C and D common stock are then entitled to the remaining assets available for distribution after the distribution to holders of Class B based upon the number of shares of C and D shares over the total number of common shares outstanding. Remaining distributions shall be to all holders of Class A and B shares on the basis of the number of such shares outstanding.

SAHLMAN HOLDING COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005
Unaudited
NOTE 7 — CAPITAL STOCK (Continued)
     Redeemable Stock — If any employee ceases to be employed, then such employee’s Class A stock that was purchased through the exercise of options will be subject to repurchase by the Company. The Company has the right of first refusal to purchase any or all of such Class A common stock held, if such employee’s termination was with or without cause or if termination is the result of death, disability, or achieving the age of 65. If the employee voluntarily terminates or is terminated for cause, the repurchase price for Class A common stock will be the lesser of the price the employee paid for the repurchased shares plus seven percent annual simple interest, or the value of such repurchased shares on the date 30 days prior to the date of termination. If the employee is terminated without cause or if the termination is a result of death, disability, or achieving the age of 65, the repurchase price of Class A common stock will be the value as defined in the Stock Options and Repurchase Agreement of such repurchased shares on the date 30 days prior to the date of termination.
     Convertible Stock — Class D common stock is convertible into shares of Class C common stock. Such conversion will be effected by the surrender of the Class D common stock in exchange for the Class C common stock upon consummation of an initial public, Rule 144, or Regulation A offering or upon the sale of Class C common stock to those shares convertible to Class C shares equaling 2% or more of the outstanding common stock having voting rights.

SAHLMAN HOLDING COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005
Unaudited
NOTE 7 — CAPITAL STOCK (Continued)
     Additional stock information is as follows:

2005
Class A common stock:
Par value per share	.10
Shares authorized	60,000
Shares outstanding, net of treasury stock	25,399

Class B common stock:
Par value per share	.10
Shares authorized	50,000
Shares outstanding, net of treasury stock	41,750

Class C common stock:
Par value per share	.10
Shares authorized	40,000
Shares outstanding, net of treasury stock	—

Class D common stock:
Par value per share	.10
Shares authorized	40,000
Shares outstanding, net of treasury stock	—
NOTE 8 — STOCK OPTION PLANS
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

SAHLMAN HOLDING COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005
Unaudited
NOTE 8 — STOCK OPTION PLANS (Continued)
     A summary of option transactions during the year ended December 31, 2005 is shown below:

	Number	Weighted Average
	of Shares	Option Price
Options (granted and unexercised) at January 1, 2005	4,117	$160.08
Granted	—	—
Exercised	—	—
Forfeited	—	—

Options (granted and unexercised) at December 31, 2005	4,117	$160.08

     The fair value of the options is determined by the management of the Company. The Company applies APB Opinion 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its stock option plans. Had compensation cost been determined based on the fair value at the grant date consistent with the method of FASB No. 123, “Accounting for Stock-Based Compensation,” the net loss of the Company would not have been affected in 2004 and 2003.
NOTE 9 — EMPLOYEE BENEFIT PLAN
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
     The Company may elect to match the employees’ contributions, but not in excess of two percent of the participant’s gross annual earnings. The Company contributions to this plan were $9,460 which were accrued in 2005 and paid in the first quarter of 2006.
NOTE 10 — COMMITMENTS AND CONTINGENCIES
     Litigation — In the ordinary course of business, the Company and its Subsidiary are involved in litigation primarily as a result of injuries sustained during shrimp boat operations. The Company is self-insured for these claims. Management believes that the reserves are adequate to cover unpaid losses that have been incurred as of December 31, 2005.
     Insurance Coverage — The Company provides insurance for workers’ compensation claims and boat reserve claims. The Company is fully insured for group health care claims. The Company had a protection and indemnity insurance policy to cover the employees working on the shrimp boats. This policy expired on December 15, 2001, and the Company has decided not to renew it as all of the boats are now St. Vincent registry, which the Company feels will virtually eliminate the risk of future claims in the United States.

SAHLMAN HOLDING COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005
Unaudited
     Rights and Concessions — SSN has entered into contracts for the construction of shrimp farming operations located in Nicaragua.
     One contract entered into during 1997 and 1998, is for a 1,787.5 acre land lease for twenty years with the government of Nicaragua. Payments of $52,606 have been made with additional payments of 1% of the gross sales due annually to the government once production begins. No additional amounts have been paid in connection with the requirements of the lease, nor has any been accrued, as construction has not begun as of December 31, 2005. Under the terms of the lease, construction was required to begin by October 1, 1998. The Company is undecided as to when, or if, they will begin construction.
     In November 2000, SSN was granted the right to construct a shrimp farm in exchange for a fee of $50,000 paid to a Nicaraguan government agency.
     The payments made under these agreements are included with other assets and at December 31, 2005, amounted to $36,591 net of amortization. Payments relating to these rights and concessions are being amortized over 20 years using the straight-line method.

SAHLMAN HOLDING COMPANY, INC.
TAMPA, FLORIDA
CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

INDEPENDENT AUDITORS’ REPORT
February 11, 2005
To the Board of Directors and Shareholders of
  Sahlman Holding Company, Inc.
     We have audited the accompanying consolidated balance sheets of Sahlman Holding Company, Inc. and its subsidiary (Sahlman Seafoods, Inc.) as of December 31, 2004 and 2003, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Sahlman Seafoods of Nicaragua, S.A., a wholly owned subsidiary of Sahlman Seafoods, Inc., which statements reflect total assets of $4,888,000 and $6,976,000 as of December 31, 2004 and 2003 and net income (loss) of $79,000 and $(711,000) for the years then ended, respectively. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for Sahlman Seafoods of Nicaragua, S.A., is based solely on the report of the other auditors.
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
     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sahlman Holding Company, Inc. and its subsidiary as of December 31, 2004 and 2003, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.
/s/ Dwight Darby & Company
Certified Public Accountants
Tampa, Florida

INDEPENDENT AUDITORS’ REPORT
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
/s/ Grant Thornton
Certified Public Accountants
Managua, Nicaragua

SAHLMAN HOLDING COMPANY, INC.
CONSOLIDATED BALANCE SHEETS

	DECEMBER 31,
	2004	2003
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$114,822	$235,628
Accounts receivable — net of allowance for doubtful account of $14,406 and $9,000	1,224,575	1,578,551
Inventories	3,079,474	3,204,570
Note and other receivables, current portion	225,076	127,648
Prepaid expenses	438,542	456,883
Recoverable income taxes	48,900	225,626
Deferred income taxes	212,395	221,798
Total current assets	5,343,784	6,050,704

NOTE RECEIVABLE, LESS CURRENT PORTION	—	173,271

PROPERTY, PLANT AND EQUIPMENT, NET	16,906,280	17,863,528

OTHER ASSETS
Foreclosed property	179,744	—
Goodwill, net	165,366	165,366
Other, net	116,875	115,420
	461,985	280,786

	$22,712,049	$24,368,289

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$1,200,481	$942,401
Accrued expenses	480,275	475,538
Short-term debt	1,264,439	1,731,000
Current maturities of long-term debt	246,200	611,617
Income taxes payable	185,430	843,220

Total current liabilities	3,376,825	4,603,776
LONG-TERM DEBT	2,146,518	1,745,543

DEFERRED INCOME TAXES	2,783,796	3,162,715

Total liabilities	8,307,139	9,512,034
SHAREHOLDERS’ EQUITY	14,404,910	14,856,255

	$22,712,049	$24,368,289

The accompanying Notes are an integral part of these Consolidated Financial Statements

SAHLMAN HOLDING COMPANY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	YEAR ENDED DECEMBER 31,
	2004	2003
GROSS SALES	$16,925,341	$15,802,189

EXPENSES
Cost of goods sold	15,368,379	15,200,241
Freight and other sales expense	343,076	349,161
General and administrative expense	1,843,940	2,080,068

Total expenses	17,555,395	17,629,470

GAIN ON SALE OF ASSETS, NET	116	233,671

LOSS FROM OPERATIONS	(629,938)	(1,593,610)

OTHER INCOME AND (EXPENSE)
Interest expense	(181,878)	(131,578)
Other income	295,738	130,409
Other expense	(174,967)	(147,461)

LOSS BEFORE INCOME TAXES	(691,045)	(1,742,240)

PROVISION FOR (BENEFIT FROM)
INCOME TAXES	(239,700)	(383,863)

NET LOSS	$(451,345)	$(1,358,377)

The accompanying Notes are an integral part of these Consolidated Financial Statements

SAHLMAN HOLDING COMPANY, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
YEAR ENDED DECEMBER 31, 2004

					ADDITIONAL	FOREIGN		TOTAL
	TREASURY STOCK		COMMON STOCK		PAID-IN	CURRENCY	RETAINED	SHAREHOLDERS’
	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	TRANSLATION	EARNINGS	EQUITY
BALANCE,
JANUARY 1, 2004	(11,182)	$(1,805,111)	80,000	$8,000	$1,949,000	$(231,375)	$14,935,741	$14,856,255
NET LOSS	—	—	—	—	—	—	(451,345)	(451,345)

BALANCE,
DECEMBER 31, 2004	(11,182)	$(1,805,111)	80,000	$8,000	$1,949,000	$(231,375)	$14,484,396	$14,404,910

YEAR ENDED DECEMBER 31, 2003

BALANCE,
JANUARY 1, 2003	(10,632)	$(1,717,067)	80,000	$8,000	$1,949,000	$(231,375)	$16,294,118	$16,302,676
PURCHASE OF TREASURY STOCK	(550)	(88,044)	—	—	—	—	—	(88,044)
NET LOSS	—	—	—	—	—	—	(1,358,377)	(1,358,377)

BALANCE,
DECEMBER 31, 2003	(11,182)	$(1,805,111)	80,000	$8,000	$1,949,000	$(231,375)	$14,935,741	$14,856,255

The accompanying Notes are an integral part of these Consolidated Financial Statements

SAHLMAN HOLDING COMPANY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEAR ENDED DECEMBER 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(451,345)	$(1,358,377)
Adjustments to reconcile net loss to net cash provided by operating activities —
Depreciation and amortization	1,517,600	1,577,543
Gain on sale of assets	(116)	(233,671)
Deferred income taxes	(369,516)	(738,804)
(Increase) decrease in operating assets —
Accounts receivable	353,976	(198,869)
Inventories	125,096	769,009
Other receivables	(105,140)	160,733
Prepaid expenses	18,341	(118,780)
Recoverable income taxes	176,726	(225,626)
Other assets	17,066	(403)
(Decrease) increase in operating liabilities —
Accounts payable	258,080	(193,165)
Accrued expenses	4,737	(15,597)
Income taxes payable	(657,790)	724,750

Net cash provided by operating activities	887,715	148,743

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(546,683)	(1,014,339)
Proceeds from sale of property, plant and equipment	1,250	1,102,319
Proceeds from note receivable	1,239	7,086

Net cash provided by (used in) investing activities	(544,194)	95,066

CASH FLOWS FROM FINANCING ACTIVITIES
Finance costs	(33,324)	(16,122)
Proceeds from long-term debt	604,660	400,000
Payments on long-term debt	(569,102)	(799,228)
Net (payments) borrowings under line of credit	(466,561)	220,953
Purchase of treasury stock	—	(88,044)

Net cash used in financing activities	(464,327)	(282,441)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(120,806)	(38,632)

CASH AND CASH EQUIVALENTS — BEGINNING	235,628	274,260

CASH AND CASH EQUIVALENTS — ENDING	$114,822	$235,628

The accompanying Notes are an integral part of these Consolidated Financial Statements

SAHLMAN HOLDING COMPANY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Continued)

	YEAR ENDED DECEMBER 31,
	2004	2003
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Income taxes paid (refunded)	$360,803	$(190,131)

Interest paid	$183,638	$134,045

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS
Transfer of note receivable to other asssets as a result of foreclosure on real property	$179,744	$—

The accompanying Notes are an integral part of these Consolidated Financial Statements

SAHLMAN HOLDING COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003
NOTE 1 — DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     Nature of Business — Sahlman Holding Company, Inc. (Company), owns 100% of Sahlman Seafoods, Inc. (Sahlman or the Subsidiary), a wholesaler of shrimp and other seafood located in Tampa, Florida. Sahlman’s customers are located throughout the United States. Sahlman has three wholly owned foreign subsidiaries. Two are located in Guyana and are involved in the harvesting and processing of shrimp and other seafood. The other foreign subsidiary is located in Nicaragua and is involved in the operation of a shrimp farm and processing plant.
     Use of Estimates — The Company prepares its financial statements in conformity with accounting principles generally accepted in the United States of America. These principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosed contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.
     Principles of Consolidation — The consolidated financial statements include the accounts of the Company and its subsidiaries after elimination of intercompany accounts and transactions.
     Cash and Cash Equivalents — The Company considers all short-term highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.
     Accounts Receivable — Trade accounts receivable are carried at their estimated collectible amounts and trade credit is generally extended on a short-term basis; thus trade receivables do not bear interest. Trade accounts receivable are periodically evaluated for collectibility based on past credit history with customers and their current financial condition.
     The Company uses the reserve method of accounting for bad debts for financial reporting purposes and the direct write-off method for income tax purposes. Trade accounts receivable are charged against the allowance account when such receivables are deemed to be uncollectible.
     Inventories — Inventories of materials and supplies are stated at lower of cost or market, determined under the average cost method. Inventories of finished products are valued at production cost under the average cost method, which is not more than market value. Stock in ponds consists of the direct and indirect costs incurred in the cultivation and maintenance of shrimp.

SAHLMAN HOLDING COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003
NOTE 1 — DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)
     Other Assets — Prior to 2002, the Company amortized goodwill over a twenty-year period using the straight-line method. However, in accordance with Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and other Intangible Assets” (Statement No. 142), the Company discontinued the amortization of goodwill effective January 1, 2002 (see Note 4).
     Costs of acquiring loans are capitalized and amortized over the term of the loan using the straight line method.
     Property, Plant and Equipment — Property, plant and equipment are stated at cost, less accumulated depreciation. The Company computes depreciation using the straight-line method over the estimated useful lives of the assets as follows:

Land improvements	15years
Building	5-30years
Marine vessels	10-20years
Machinery and equipment	5-20years
     For income tax purposes, buildings, marine vessels and machinery and equipment are depreciated under the lives and methods of the applicable income tax regulations in effect at the acquisition date. Effective January 1, 2003, the salvage value was changed on the marine vessels to more accurately reflect their depreciable value. (See Note 3)
     Income Taxes — The Company accounts for its income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires the liability method of accounting for income taxes. Under this method, deferred taxes are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates.
     Concentration of Credit Risk — The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents. The Company places its cash and temporary cash investments with high credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit.
     For the year ended December 31, 2004, one customer accounted for $2,748,000 of the Company’s sales and, for the year ended December 31, 2003, three customers accounted for $5,269,000 of the Company’s sales.

SAHLMAN HOLDING COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003
NOTE 1 — DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)
     Foreign Currency Translation — Financial statements for two of the foreign subsidiaries have been remeasured to U.S. dollars considering the dollar as the functional currency. Under this method, monetary assets and liabilities are remeasured as of the exchange rate in effect as of the financial statement date; nonmonetary assets and liabilities at the date when they were acquired or incurred; property and equipment at its acquisition date; and capital stock at the exchange rate in effect when recorded. Income and expenses are recorded at an average rate for the year, except for depreciation and amortization whose remeasurement is made at the historical exchange rate. Under this method, gains and losses from remeasurement are recognized in net income of the period. For the years ended
     December 31, 2004 and 2003, a net loss of $62,200 and $51,500 on remeasurement is included in other expense, respectively. The 2004 and 2003 loss on remeasurement net of income taxes is $41,000 and $34,000, respectively. In years prior to 1998, the foreign currency was considered the functional currency and gains or losses on exchange were recorded as a separate component of shareholders’ equity.
     Advertising Costs — All of the Company’s advertising costs are nondirect-response costs and are expensed as incurred. Advertising costs for the years ended December 31, 2004 and 2003 were $36,498 and $92,654, respectively.
     Shipping and Handling Costs — Included in “freight and other sales expense” on the statement of operations is shipping and handling costs of $259,513 and 214,451 for 2004 and 2003, respectively.
     Impairment of Long-Lived Assets — The Company evaluates the recoverability of its long-lived assets whenever adverse events or changes in business climate indicate that the expected undiscounted future cash flows from the related assets may be less than previously anticipated. If the net book value of the related asset exceeds the undiscounted future cash flows of the asset, the carrying amount would be reduced to the present value of its expected future cash flows and an impairment loss would be recognized. As of December 31, 2004 and 2003, management does not believe that an impairment reserve is required.
     Asset Disposals — During 2003, the Company sold four shrimp trawlers for $1,130,000. A portion of the total proceeds was used to pay down the term debt upon the bank’s approval. The cost of the four vessels sold totaled $1,768,000 with accumulated depreciation of $900,000, leaving a net book value of $868,000. After expenses to ready the boats for sale, the Company recognized a gain on the sale in the amount of $234,355.

SAHLMAN HOLDING COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003
NOTE 1 — DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)
     The sale of the vessels will reduce the high repair expense incurred in previous years on the vessels as well as reduce interest on the loan, enabling the Company to improve its loan service position.
NOTE 2 – INVENTORIES
     Inventories consist of the following:

	2004	2003
Seafood products	$1,233,091	$1,474,220
Supplies	1,751,653	1,635,113
Stock in ponds	94,730	95,237

Total inventories	$3,079,474	$3,204,570

NOTE 3 — PROPERTY, PLANT AND EQUIPMENT
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

SAHLMAN HOLDING COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003
NOTE 4 — OTHER ASSETS
     Other assets consist of the following:

	2004	2003
Foreclosed property	$179,744	$—

Goodwill	$566,880	$566,880
Less accumulated amortization	(401,514)	(401,514)

Goodwill, net	$165,366	$165,366

Deferred financing costs	$85,318	$51,994
Less accumulated amortization	(44,479)	(29,676)

Deferred financing costs, net	40,839	22,318
Other assets (see Note 11)	76,036	93,102

Total other assets, net	$116,875	$115,420

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
     In accordance with the provisions of Statement No. 142, which includes requirements to test goodwill and indefinite lived intangible assets for impairment rather than amortize them, the Company performed the annual impairment test during fiscal 2004. The results of this test indicated that the Company’s goodwill was not impaired, as the fair value of the asset did exceed its carrying value.
     As of December 31, 2004 and 2003, the gross carrying amount of deferred financing costs is $85,318 and $51,994, respectively. During 2004, new loan costs were incurred in the amount of $33,324 that are to be amortized over one to three years. During 2003, loans with costs in the amount of $16,122 were incurred that are to be amortized over three years. Amortization expense related to deferred financing costs included in other expense for the years ended December 31, 2004 and 2003 was $14,803 and $9,080, respectively.

SAHLMAN HOLDING COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003
NOTE 4 — OTHER ASSETS (Continued)
     The future estimated amortization expense is as follows:

2005	$8,448
2006	8,448
2007	8,448
2008	8,448
2009	7,047

$40,839

NOTE 5 — SHORT-TERM DEBT
     In 1997, the Company entered into the Second Amended and Restated Credit Agreement (Second Amended Credit Agreement) (see Note 6) with SouthTrust Bank now known as Wachovia Bank, N.A., (SouthTrust), which provided financing under a line of credit facility of up to $2,000,000. During 2003, the line of credit was amended and restated by the Third Amended and Restated Credit Agreement and the First Amendment to Third Amended and Restated Credit Agreement (Third Amended Credit Agreement) with SouthTrust. The Company and the bank desired to amend and restate the Second Amended Credit Agreement to concisely and accurately reflect the current agreements of the parties. The Third Amended Credit Agreement consolidates two term notes outstanding with SouthTrust (see Note 6) and the line of credit was amended to allow for advances not to exceed $2,250,000. Advances are limited based on a formula applied to assets and less any issued letters of credit and accrue interest at the Company’s option at either LIBOR plus 130 to 225 basis points as determined by the Company’s ratio of total liabilities to tangible net worth or the prime rate of SouthTrust.
     During 2004, the line of credit was amended and restated by the Second Amendment to Third Amended and Restated Credit Agreement to extend additional credit to the Company and to modify certain provisions of the loan agreement. The Second Amendment allows for advances not to exceed $2,500,000 for the period commencing July 8, 2004 and ending November 4, 2004 and not to exceed $2,250,000 at all other times. Advances accrue interest at LIBOR plus 225 basis points. At December 31, 2004 and 2003 advances of $1,264,439 and $1,731,000 were outstanding, respectively. The line of credit is secured by the Company’s accounts receivable, inventory and certain equipment. The line of credit matures on July 31, 2005 and is subject to annual renewal at SouthTrust’s discretion.

SAHLMAN HOLDING COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003
NOTE 6 — LONG-TERM DEBT
     Long-term debt consists of the following:

	2004	2003
SouthTrust term loans	$2,168,633	$2,202,330
Sahlman Seafoods of Nicaragua, SA bank loan	224,085	150,000
Other	—	4,830

Total long-term debt	2,392,718	2,357,160
Less current maturities of long-term debt	246,200	611,617

Total long-term debt	$2,146,518	$1,745,543

     SouthTrust — During 1997, the Company paid off its revolving loan and consolidated the remaining debt balances of the original term loan and Vessel Acquisition Facility Note into one consolidated term loan governed by the provisions of the SouthTrust Second Amended Credit Agreement. On January 23, 2001, the Company refinanced the remaining balance due on this note as of that date into a new 2001 Consolidation Note. The total amount advanced under the agreement was $1,200,000. Advances under the note accrue interest at the LIBOR rate plus 130 to 225 basis points as determined by the Company’s ratio of total liabilities to tangible net worth. The loan bore interest at 2.619% at December 31, 2003 and was to be repaid in equal monthly installments of $6,667 with a final payment of $800,000 due January 23, 2006. The note was secured by real property with a Negative Pledge Agreement on all shrimp trawlers of the Company. The outstanding balance at December 31, 2003 was $966,667.
     In 2003, the 1999 term note and the 1999 Vessel Acquisition Facility were consolidated and refinanced with SouthTrust into a new term note, the 2003 Term Loan. The 2003 Term Loan was governed by the provisions of the Third Amended Credit Agreement. The original principal amount of the note was $1,287,667. The note was renewed in August 2003 to increase the principal amount by $250,000 for a note balance of $1,430,362. The note accrued interest at the Company’s option at either the LIBOR rate plus 155 to 250 basis points as determined by the Company’s ratio of total liabilities to tangible net worth or the prime rate of SouthTrust. At December 31, 2003, the loan bore interest at 2.7% and was to be repaid in equal monthly installments of $39,732. The loan was to mature on August 15, 2006 and was unsecured; however, SouthTrust required a Negative Pledge Agreement on all shrimp trawlers of the Company as a condition of, and as partial consideration for, entering into the credit agreement. At December 31, 2003, the outstanding loan balance was $1,235,663.

SAHLMAN HOLDING COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003
NOTE 6 — LONG-TERM DEBT (Continued)
     In 2004, the 2001 Consolidation Note and the 2003 term loan were consolidated and refinanced with SouthTrust into a new term note, the 2004 Consolidation Note. The 2004 Consolidation Note is governed by the provisions of the Third Amendment to Third Amended and Restated Credit Agreement. The original principal amount of the note was $2,193,000, which included an advance in the principal amount of $454,659. The note accrues interest at the Company’s option at either the LIBOR rate plus 155 to 250 basis points as determined by the Company’s ratio of total liabilities to tangible net worth or the prime rate of SouthTrust. At December 31, 2004, the loan bore interest at 4.7% and is to be repaid in equal monthly installments of $12,183. The loan matures on October 28, 2009 and is secured by real property with a Negative Pledge Agreement on all shrimp trawlers of the Company. The outstanding balance at December 31, 2004 was $2,168,333.
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

$2,392,718

SAHLMAN HOLDING COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003
NOTE 7— INCOME TAXES
     For the years ended December 31, 2004 and 2003, the provision for (benefit from) income taxes consists of the following:

	2004	2003
Current
Federal	$(46,900)	$354,941
Foreign	49,377	—

Total current	2,477	354,941

Deferred
Federal	(212,720)	(693,156)
State	(10,020)	(45,648)
Foreign	(19,437)	—

Total deferred	(242,177)	(738,804)

Total provision for (benefit from) income taxes	$(239,700)	$(383,863)

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
     During 2003, the Company’s 2000, 2001 and 2002 income tax returns were examined by the IRS. As a result of the examination, taxable income was recognized in 2003 in the amount of $932,400 from unremitted earnings of a foreign subsidiary. The effect of this change on the balance sheet is to reclassify deferred income taxes — long term liability in the amount of $317,000 to income taxes currently payable.
     For the year ended December 31, 2004, the Company had a federal and state tax loss of approximately $139,000. The federal loss will be carried back to recover income taxes of $46,900 paid in 2002. For state income tax purposes, this loss will be carried forward to offset taxable income of future years.

SAHLMAN HOLDING COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003
NOTE 7— INCOME TAXES (Continued)
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
NOTE 8 — CAPITAL STOCK
     Common Stock — The Company has four classes of authorized common stock: Class A, B, C and D. Under the Company’s Amended and Restated Certificate of Incorporation, the relative rights and preferences of each class of stock are as follows:
     Voting Rights — The holders of Class A, B and C common stock will vote together as a single combined class on all matters submitted to a vote of the shareholders, with each holder of Class A, B and C common stock being entitled to one vote per share of such stock held. The holders of Class D common shares have no right to vote on any matters submitted to a vote of the shareholders.
     Liquidation Preferences — Upon dissolution, liquidation, or winding up of the Corporation, holders of Class B common stock are entitled to a minimum liquidation value of $100 per share. Holders of Class C and D common stock are then entitled to the remaining assets available for distribution after the distribution to holders of Class B based upon the number of shares of C and D shares over the total number of common shares outstanding. Remaining distributions shall be to all holders of Class A and B shares on the basis of the number of such shares outstanding.
     Redeemable Stock — If any employee ceases to be employed, then such employee’s Class A stock that was purchased through the exercise of options will be subject to repurchase by the Company. The Company has the right of first refusal to purchase any or all of such Class A common stock held, if such employee’s termination was with or without cause or if termination is the result of death, disability, or achieving the age of 65. If the employee voluntarily terminates or is terminated for cause, the repurchase price for Class A common stock will be the lesser of the price the employee paid for the repurchased shares plus seven percent annual simple interest, or the value of such repurchased shares on the date 30 days prior to the date of termination. If the employee is terminated without cause or if the termination is a result of death, disability, or achieving the age of 65, the repurchase price of Class A common stock will be the value as defined in the Stock Options and Repurchase Agreement of such repurchased shares on the date 30 days prior to the date of termination.

SAHLMAN HOLDING COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003
NOTE 8 — CAPITAL STOCK (Continued)
     Convertible Stock — Class D common stock is convertible into shares of Class C common stock. Such conversion will be effected by the surrender of the Class D common stock in exchange for the Class C common stock upon consummation of an initial public, Rule 144, or Regulation A offering or upon the sale of Class C common stock to those shares convertible to Class C shares equaling 2% or more of the outstanding common stock having voting rights.
     Additional stock information is as follows:

	2004	2003
Class A common stock:
Par value per share	.10	.10
Shares authorized	60,000	60,000
Shares outstanding, net of treasury stock	27,068	27,068

Class B common stock:
Par value per share	.10	.10
Shares authorized	50,000	50,000
Shares outstanding, net of treasury stock	41,750	41,750

Class C common stock:
Par value per share	.10	.10
Shares authorized	40,000	40,000
Shares outstanding, net of treasury stock	—	—

Class D common stock:
Par value per share	.10	.10
Shares authorized	40,000	40,000
Shares outstanding, net of treasury stock	—	—
NOTE 9 — STOCK OPTION PLANS
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

SAHLMAN HOLDING COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003
NOTE 9 — STOCK OPTION PLANS (Continued)
     A summary of option transactions during the years ended December 31, 2004 and 2003 is shown below:

Number
	of	Weighted Average
	Shares	Option Price
Options (granted and unexercised) at January 1, 2004
Granted	—	—
Exercised	—	—
Forfeited	—	—

Options (granted and unexercised) at December 31, 2004	4,117	$160.08

Number
	of	Weighted Average
	Shares	Option Price
Options (granted and unexercised) at January 1, 2003	4,117	$160.08
Granted	—	—
Exercised	—	—
Forfeited	—	—

Options (granted and unexercised) at December 31, 2003	4,117	$160.08

     The fair value of the options is determined by the management of the Company. The Company applies APB Opinion 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its stock option plans. Had compensation cost been determined based on the fair value at the grant date consistent with the method of FASB No. 123, “Accounting for Stock-Based Compensation,” the net loss of the Company would not have been affected in 2004 and 2003.
NOTE 10 — EMPLOYEE BENEFIT PLAN
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

SAHLMAN HOLDING COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003
NOTE 10 — EMPLOYEE BENEFIT PLAN (Continued)
     The Company may elect to match the employees’ contributions, but not in excess of two percent of the participant’s gross annual earnings. The Company contributions to this plan were $12,553 and $14,151 for the years 2004 and 2003, respectively.
NOTE 11 — COMMITMENTS AND CONTINGENCIES
     Litigation — In the ordinary course of business, the Company and its Subsidiary are involved in litigation primarily as a result of injuries sustained during shrimp boat operations. The Company is self-insured for these claims. Management believes that the reserves are adequate to cover unpaid losses that have been incurred as of December 31, 2004.
     Insurance Coverage — The Company provides insurance for workers’ compensation claims and boat reserve claims. The Company is fully insured for group health care claims. In the opinion of management, the reserve for workers’ compensation claims of approximately $-0- and $180,000 and the boat reserve of $3,000 and $9,000 included in accrued expenses represent adequate provision for covering unpaid losses which have been incurred as of the years ended December 31, 2004 and 2003, respectively. The Company had a protection and indemnity insurance policy to cover the employees working on the shrimp boats. This policy expired on December 15, 2001, and the Company has decided not to renew it as all of the boats are now St. Vincent registry, which the Company feels will virtually eliminate the risk of future claims in the United States.
     Letters of Credit — The Company was contingently liable as of December 31, 2003 for $175,000 related to a letter of credit which guaranteed workers’ compensation claims.
     Rights and Concessions — SSN has entered into contracts for the construction of shrimp farming operations located in Nicaragua.
     One contract entered into during 1997 and 1998, is for a 1,787.5 acre land lease for twenty years with the government of Nicaragua. Payments of $52,606 have been made with additional payments of 1% of the gross sales due annually to the government once production begins. No additional amounts have been paid in connection with the requirements of the lease, nor has any been accrued, as construction has not begun as of December 31, 2003. Under the terms of the lease, construction was required to begin by October 1, 1998. The Company is undecided as to when, or if, they will begin construction.
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

KATY INDUSTRIES, INC.
INDEX OF EXHIBITS
DECEMBER 31, 2005

Exhibit
Number	Exhibit Title	Page

2	Preferred Stock Purchase and Recapitalization Agreement, dated as of June 2, 2001 (incorporated by reference to Annex B to the Company’s Proxy Statement on Schedule 14A filed June 8, 2001).	*

3.1	The Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K on July 13, 2001).	*

3.2	The By-laws of the Company, as amended (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q filed May 15, 2001).	*

4.1	Rights Agreement dated as of January 13, 1995 between Katy and Harris Trust and Savings Bank as Rights Agent (incorporated by reference to Exhibit 2.1 of the Company’s Form 8-A filed January 17, 1995).	*

4.1a	Amendment dated as of October 31, 1996 to the Rights Agreement dated as of January 13, 1995 between Katy and Harris Trust and Savings Bank as Rights Agent (incorporated by reference to Company’s Current Report on Form 8-K filed November 8, 1996).	*

4.1b	Amendment dated as of January 8, 1999 to the Rights Agreement dated as of January 13, 1995 between Katy and LaSalle National Bank as Rights Agent (incorporated by reference to Exhibit 4.1(b) of the Company’s Annual Report on Form 10-K filed March 18, 1999).	*

4.1c	Third Amendment to Rights Agreement, dated March 30, 2001, between the Company and LaSalle Bank, N.A., as Rights Agent (incorporated by reference to Exhibit (e) (3) to the Company’s Solicitation/Recommendation Statement on Schedule 14D-9 filed April 25, 2001).	*

10.1	Katy Industries, Inc. Long-Term Incentive Plan (incorporated by reference to the Company’s Registration Statement on Form S-8 filed June 21, 1995).	*

10.2	Katy Industries, Inc. Non-Employee Director Stock Option Plan (incorporated by reference to Katy’s Registration Statement on Form S-8 filed June 21, 1995).	*

10.3	Katy Industries, Inc. Supplemental Retirement and Deferral Plan effective as of June 1, 1995 (incorporated by reference to Katy’s Registration Statement on Form S-8 filed June 21, 1995)	*

10.4	Katy Industries, Inc. Directors’ Deferred Compensation Plan effective as of June 1, 1995 (incorporated by reference to Katy’s Registration Statement on Form S-8 filed June 21, 1995).	*

10.5	Employment Agreement dated as of June 1, 2005 between Anthony T. Castor III and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed August 15, 2005).	*

Exhibit
Number	Exhibit Title	Page

10.6	Katy Industries, Inc. 2005 Chief Executive Officer’s Plan (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed August 15, 2005).	*

10.7	Employment Agreement dated as of September 1, 2001 between Amir Rosenthal and the Company (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q dated November 14, 2001).	*

10.8	Amendment dated as of October 1, 2004 to the Employment Agreement dated as of September 1, 2001 between Amir Rosenthal and the Company (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q dated November 10, 2004).	*

10.9	Katy Industries, Inc. 2001 Chief Financial Officer’s Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q dated November 14, 2001).	*

10.10	Katy Industries, Inc. 2002 Stock Appreciation Rights Plan, dated November 21, 2002, (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K dated April 15, 2003).	*

10.11	Katy Industries, Inc. Executive Bonus Plan dated December 2001 (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K dated April 15, 2005).	*

10.12	Amended and Restated Loan Agreement dated as of April 20, 2004 with Fleet Capital Corporation, (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q dated May 10, 2004).	*

10.13	First Amendment to Amended and Restated Loan Agreement dated as of June 29, 2004 with Fleet Capital Corporation, (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q dated August 16, 2004).	*

10.14	Second Amendment to Amended and Restated Loan Agreement dated as of March 29, 2005 with Fleet Capital Corporation (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed April 1, 2005)	*

10.15	Third Amendment to Amended and Restated Loan Agreement dated as of April 13, 2005 with Fleet Capital Corporation (incorporated by reference to Exhibit 10.17 of the Company’s Annual Report on Form 10-K dated April 14, 2005).	*

10.16	Fourth Amendment to Amended and Restated Loan Agreement dated as of June 8, 2005 with Fleet Capital Corporation (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q dated August 15, 2005).	*

10.17	Fifth Amendment to Amended and Restated Loan Agreement dated as of August 4, 2005 with Fleet Capital Corporation (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q dated August 15, 2005).	*

10.18	Sixth Amendment to Amended and Restated Loan Agreement dated as of March 9, 2006 with Fleet Capital Corporation (filed herewith).	**

10.19	ISDA Master Agreement and Schedule dated as of August 11, 2005, between Bank of America, N.A. and Katy Industries, Inc. and Transaction	*

Exhibit
Number	Exhibit Title	Page

	Confirmation dated as of August 16, 2005 (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q dated November 15, 2005).

10.20	Director Compensation Arrangements	152

10.21	Executive Officer Compensation Arrangements	153

21	Subsidiaries of registrant	154

23	Consent of Independent Registered Public Accounting Firm	155

23.1	Consent of Independent Public Accounting Firm	156

23.2	Consent of Independent Public Accounting Firm	157

31.1	CEO Certification pursuant to Securities Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	158

31.2	CFO Certification pursuant to Securities Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	159

32.1	CEO Certification required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	160

32.2	CFO Certification required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	161

*	Indicates incorporated by reference.

**	Indicates filed herewith.