Form 10-Q
period 2006-03-31
KATY INDUSTRIES INC
filed 2006-05-10
CIK 54681

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2006

or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from_______________ to________________

Commission File Number 001-05558

Katy Industries, Inc.
(Exact name of registrant as specified in its charter)

Delaware	75-1277589
(State of Incorporation)	(I.R.S. Employer Identification No.)

2461 South Clark Street, Suite 630, Arlington, Virginia 22202
(Address of Principal Executive Offices) (Zip Code)

Registrant's telephone number, including area code: (703) 236-4300

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class	Outstanding at April 30, 2006
Common Stock, $1 Par Value	7,985,677 Shares

KATY INDUSTRIES, INC.
FORM 10-Q
March 31, 2006

INDEX

Page
PART I     FINANCIAL INFORMATION

Item 1.                    Financial Statements:

Condensed Consolidated Balance Sheets
March 31, 2006 and December 31, 2005 (unaudited)                                                           2,3

Condensed Consolidated Statements of Operations
Three Months Ended March 31, 2006 and 2005 (unaudited)                                                        4

Condensed Consolidated Statements of Cash Flows
Three Months Ended March 31, 2006 and 2005 (unaudited)                                                        5

                    Notes to Condensed Consolidated Financial Statements (unaudited)                                                       6

Item 2.                    Management's Discussion and Analysis of Financial
Condition and Results of Operations                                                                     27

Item 3.                    Quantitative and Qualitative Disclosures about Market Risk                                                                                                                                                            39

Item 4.                    Controls and Procedures                                                                                                                                                                                                                          40

PART II    OTHER INFORMATION

Item 1.                    Legal Proceedings                                                                                                                                                                                                                                     43

Item 1A.                 Risk Factors                                                                                                                                                                                                                                                43

Item 2.                    Unregistered Sales of Equity Securities and Use of Proceeds                                                                                                                                                           43

Item 3.                    Defaults Upon Senior Securities                                                                                                                                                                                                             43

Item 4.                    Submission of Matters to a Vote of Security Holders                                                                                                                                                                         43

Item 5.                    Other Information                                                                                                                                                                                                                                      43

Item 6.        Exhibits                                                                           43

Signatures                                                                                   44

Certifications

PART I FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

KATY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands)
(Unaudited)

ASSETS

	March 31,	December 31,
	2006	2005

CURRENT ASSETS:

Cash and cash equivalents	$3,001	$8,421
Accounts receivable, net	46,503	63,612
Inventories, net	67,960	62,799
Other current assets	3,822	3,600

Total current assets	121,286	138,432

OTHER ASSETS:

Goodwill	665	665
Intangibles, net	6,827	6,946
Other	8,605	8,643

Total other assets	16,097	16,254

PROPERTY AND EQUIPMENT:
Land and improvements	1,747	1,732
Buildings and improvements	14,051	14,011
Machinery and equipment	139,303	140,514

	155,101	156,257
Less - Accumulated depreciation	(98,944)	(98,260)

Property and equipment, net	56,157	57,997

Total assets	$193,540	$212,683

See Notes to Condensed Consolidated Financial Statements.

KATY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except Share Data)
(Unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	March 31,	December 31,
	2006	2005

CURRENT LIABILITIES:

Accounts payable	$27,379	$47,449
Accrued compensation	3,714	4,071
Accrued expenses	36,482	37,713
Current maturities of long-term debt	2,857	2,857
Revolving credit agreement	50,477	41,946

Total current liabilities	120,909	134,036

LONG-TERM DEBT, less current maturities	12,143	12,857

OTHER LIABILITIES	10,642	10,497

Total liabilities	143,694	157,390

COMMITMENTS AND CONTINGENCIES (Note 9)	-	-

STOCKHOLDERS’ EQUITY:
15% Convertible preferred stock, $100 par value, authorized
1,200,000 shares, issued and outstanding 1,131,551 shares,
liquidation value $113,155	108,256	108,256
Common stock, $1 par value; authorized 35,000,000 shares;
issued 9,822,304 shares	9,822	9,822
Additional paid-in capital	26,829	27,016
Accumulated other comprehensive income	3,167	3,158
Accumulated deficit	(76,206)	(70,415)
Treasury stock, at cost, 1,830,227 shares and 1,874,027 shares, respectively	(22,022)	(22,544)

Total stockholders' equity	49,846	55,293

Total liabilities and stockholders' equity	$193,540	$212,683

See Notes to Condensed Consolidated Financial Statements.

KATY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
(Amounts in Thousands, Except Per Share Data)
(Unaudited)

	2006	2005

Net sales	$83,896	$95,513
Cost of goods sold	72,781	85,832
Gross profit	11,115	9,681
Selling, general and administrative expenses	13,580	12,527
Severance, restructuring and related charges	782	172
Loss on sale of assets	102	186
Operating loss	(3,349)	(3,204)
Interest expense	(1,771)	(1,264)
Other, net	337	(48)

Loss before provision for income taxes	(4,783)	(4,516)

Provision for income taxes	252	132

Loss before cumulative effect of a change in accounting principle	(5,035)	(4,648)

Cumulative effect of a change in accounting principle (net of tax)	(756)	-

Net loss	$(5,791)	$(4,648)

Loss per share of common stock - Basic and diluted
Loss before cumulative effect of a change in accounting principle	$(0.63)	$(0.59)
Cumulative effect of a change in accounting principle	(0.10)	-
Net loss	$(0.73)	$(0.59)

Weighted average common shares outstanding (thousands):
Basic and diluted	7,971	7,945

See Notes to Condensed Consolidated Financial Statements.

KATY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2006 and 2005
(Amounts in Thousands)
(Unaudited)

	2006	2005

Cash flows from operating activities:
Net loss	$(5,791)	$(4,648)
Cumulative effect of a change in accounting principle	756	-
Depreciation and amortization	2,672	2,847
Amortization of debt issuance costs	287	276
Stock option expense	191	-
Loss on sale of assets	102	186
	(1,783)	(1,339)
Changes in operating assets and liabilities:
Accounts receivable	17,221	16,164
Inventories	(5,136)	3,627
Other assets	(170)	(942)
Accounts payable	(14,790)	(11,839)
Accrued expenses	(1,600)	(2,964)
Other, net	(684)	(738)
	(5,159)	3,308

Net cash (used in) provided by operating activities	(6,942)	1,969

Cash flows from investing activities:
Capital expenditures	(816)	(1,403)
Collections of note receivable from sale of subsidiary	-	71
Proceeds from sale of assets, net	163	-
Net cash used in investing activities	(653)	(1,332)

Cash flows from financing activities:
Net borrowings (repayments) on revolving loans	8,578	(466)
Decrease in book overdraft	(5,360)	-
Repayments of term loans	(714)	(1,429)
Direct costs associated with debt facilities	(165)	(138)
Repurchases of common stock	(4)	-
Proceeds from the exercise of stock options	147	-
Net cash provided by (used in) financing activities	2,482	(2,033)

Effect of exchange rate changes on cash and cash equivalents	(307)	(30)
Net decrease in cash and cash equivalents	(5,420)	(1,426)
Cash and cash equivalents, beginning of period	8,421	8,525
Cash and cash equivalents, end of period	$3,001	$7,099

See Notes to Condensed Consolidated Financial Statements.

            KATY INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006

(1) Significant Accounting Policies

Consolidation Policy and Basis of Presentation
The condensed consolidated financial statements include the accounts of Katy Industries, Inc. and subsidiaries in which it has a greater than 50% interest, collectively “Katy” or “the Company”. All significant intercompany accounts, profits and transactions have been eliminated in consolidation. Investments in affiliates that are not majority owned and where the Company exercises significant influence are reported using the equity method. The condensed consolidated financial statements at March 31, 2006 and December 31, 2005 and for the three month periods ended March 31, 2006 and March 31, 2005 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial condition and results of operations of the Company. Interim results may not be indicative of results to be realized for the entire year. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

Inventories
The components of inventories are as follows (amounts in thousands):

	March 31,	December 31,
	2006	2005

Raw materials	$19,570	$23,314
Work in process	1,748	1,766
Finished goods	57,933	48,949
Excess and obsolete inventory reserve	(4,996)	(4,548)
LIFO reserve	(6,295)	(6,682)
	$67,960	$62,799

At March 31, 2006 and December 31, 2005, approximately 34% and 39%, respectively, of Katy’s inventories were accounted for using the last-in, first-out (“LIFO”) method of costing, while the remaining inventories were accounted for using the first-in, first-out (“FIFO”) method. Current cost, as determined using the FIFO method, exceeded LIFO cost by $6.3 million and $6.7 million at March 31, 2006 and December 31, 2005, respectively.

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4 (“SFAS No. 151”). SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and spoilage. In addition, SFAS No. 151 requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS No. 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Effective January 1, 2006, the Company adopted SFAS No. 151 which did not have a material impact on the results of operations and financial position.

Property and Equipment
Property and equipment are stated at cost and depreciated over their estimated useful lives: buildings (10-40 years) generally using the straight-line method; machinery and equipment (3-20 years) using straight-line or composite methods; tooling (5 years) using the straight-line method; and leasehold improvements using the straight-line method over the remaining lease period or useful life, if shorter. Costs for repair and maintenance of machinery and equipment are expensed as incurred, unless the result significantly increases the useful life or functionality of the asset, in which case capitalization is considered. Depreciation expense was $2.5 million and $2.7 million in the three month periods ending March 31, 2006 and 2005, respectively.

Katy adopted SFAS No. 143, Accounting for Asset Retirement Obligations (“SFAS No. 143”), on January 1, 2003. SFAS No. 143 requires that an asset retirement obligation associated with the retirement of a tangible long-lived asset be recognized as a liability in the period in which it is incurred or becomes determinable, with an associated increase in the carrying amount of the related long-term asset. The cost of the tangible asset, including the initially recognized asset retirement cost, is depreciated over the useful life of the asset. In accordance with SFAS No. 143, the Company has recorded as of March 31, 2006 an asset of $0.8 million and related liability of $1.1 million for retirement obligations associated with returning certain leased properties to the respective lessors upon the termination of the lease arrangements. A summary of the changes in asset retirement obligation since December 31, 2005 is included in the table below (amounts in thousands):

SFAS No. 143 Obligation at December 31, 2005	$1,068
Accretion expense	15
Changes in estimates, including timing	-
SFAS No. 143 Obligation at March 31, 2006	$1,083

Stock Options and Other Stock Awards
Prior to January 1, 2006, the Company accounted for stock options and other stock awards under the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), as allowed by SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), as amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure (“SFAS No. 148”). APB No. 25 dictated a measurement date concept in the determination of compensation expense related to stock awards including stock options, restricted stock, and stock appreciation rights (“SARs”). Katy’s outstanding stock options all had established measurement dates and therefore, fixed plan accounting was applied, generally resulting in no compensation expense for stock option awards. However, the Company issued stock appreciation rights, stock awards and restricted stock awards which were accounted for as variable stock compensation awards for which compensation expense was recorded.

Compensation (income) expense associated with stock appreciation rights was ($0.6 million) for the three month period ended March 31, 2005. No compensation expense relative to restricted stock awards was recognized in the three month period ended March 31, 2005. Compensation expense for stock awards and stock appreciation rights is recorded in selling, general and administrative expenses in the Consolidated Statements of Operations.

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment (“SFAS No. 123R”). SFAS No. 123R, which sets accounting requirements for “share-based” compensation to employees, requires companies to recognize the grant date fair value of stock options and other equity-based compensation issued to employees and disallows the use of the intrinsic value method of accounting for stock compensation. This statement is effective for annual reporting periods beginning after June 15, 2005. Subsequent to the effective date, the pro forma disclosures previously permitted under SFAS No. 123 are no longer an alternative to financial statement recognition. Effective January 1, 2006, the Company has adopted SFAS No. 123R using the modified prospective method. Under this method, compensation cost recognized during the three month period ended March 31, 2006 includes: a) compensation cost for all stock options granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with SFAS No. 123R amortized over the options’ vesting period; b) compensation cost for stock appreciation rights granted prior to, but vested as of January 1, 2006, based on the January 1, 2006 fair value estimated in accordance with SFAS No. 123R; and c) compensation cost for stock appreciation rights granted prior to and vested as of March 31, 2006 based on the March 31, 2006 fair value estimated in accordance with SFAS No. 123R.

The following table shows total compensation expense (see Note 7 for descriptions of Stock Incentive Plans) included in the Condensed Consolidated Statement of Operations for the three month period ended March 31, 2006:

Three Months
Ended March 31,
2006

Selling, general and administrative expense	$489
Cumulative effect of a change in accounting principle	756
$1,245

The cumulative effect of a change in accounting principle reflects the compensation cost for stock appreciation rights granted prior to, but vested as of January 1, 2006, based on the January 1, 2006 fair value. Prior to the effective date, no compensation cost was accrued associated with SARs as all of these stock awards were out of the money. Pro forma results for the prior period have not been restated. As a result of adopting SFAS No. 123R on January 1, 2006, the Company’s net loss for the three month period ended March 31, 2006 is approximately $1.2 million lower than had it continued to account for stock based employee compensation under APB No. 25. Basic and diluted net loss per share for the three month period ended March 31, 2006 would have been $0.57 loss had the Company not adopted SFAS No. 123R, compared to reported basic and diluted net loss per share of $0.73. The adoption of SFAS No. 123R had approximately $1.0 million positive impact on cash flows from operations with the recognition of liability for the outstanding and vested stock appreciation rights. The adoption of SFAS No. 123R had no impact on cash flows from financing.

The fair value for stock options was estimated at the date of grant using a Black-Scholes option pricing model. The Company used the simplified method, as allowed by Staff Accounting Bulletin (“SAB”) No. 107, Share-Based Payment, for estimating the expected term equal to the average between the minimum and maximum lives expected for each award, ranging from 5.30 years to 6.50 years. In addition, the Company estimated volatility, ranging from 53.8% to 57.6%, by considering its historical stock volatility over a term comparable to the remaining expected life of each award. The risk-free interest rate, ranging from 3.98% to 4.48%, was the current yield available on U.S. treasury rates with issues with a remaining term equal in term of each award. The Company estimates forfeitures using historical results. Its estimates of forfeitures will be adjusted over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from their estimate.

The fair value for stock appreciation rights, a liability award, was estimated at the effective date of SFAS No. 123R and March 31, 2006 using a Black-Scholes option pricing model. The Company estimated the expected term equal to the average between the minimum and maximum lives expected for each award, ranging from 3.0 years to 5.30 years. In addition, the Company estimated volatility, ranging from 48.2% to 55.0%, by considering its historical stock volatility over a term comparable to the remaining expected life of each award. The risk-free interest rate, ranging from 4.37% to 4.83%, was the current yield available on U.S. treasury rates with issues with a remaining term equal in term of each award. The Company estimates forfeitures using historical results. Its estimates of forfeitures will be adjusted over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from their estimate.

The following table illustrates the effect on net loss and net loss per share had the Company applied the fair value recognition provisions of SFAS No. 123R to account for the Company’s employee stock option awards for the three month period ended March 31, 2005 because these awards were not accounted for using the fair value recognition method during that period. However, no impact was present on net loss as all stock option awards were vested prior to the time period presented. For purposes of pro forma disclosure, the estimated fair value of the stock awards, as prescribed by SFAS No. 123, is amortized to expense over the vesting period:

Three Months
Ended March 31,
2005

Net loss	$(4,648)
Deduct: Total stock-based employee compensation expense determined
under fair value based method for all awards, net of related tax effects	-

Pro forma net loss	$(4,648)

Loss per share:
Basic and diluted - as reported	$(0.59)
Basic and diluted - pro forma	$(0.59)

The historical pro forma impact of applying the fair value method prescribed by SFAS No. 123 is not representative of the impact that may be expected in the future due to changes resulting from additional grants and changes in assumptions such as volatility, interest rates, and the expected life used to estimate fair value of stock options and other stock awards. Note that the above proforma disclosure was not presented for the three month period ended March 31, 2006 because all stock awards have been accounted for using the fair value recognition method under SFAS No. 123R for this period.

Derivative Financial Instruments
Effective August 17, 2005, the Company entered into an interest rate swap agreement designed to limit exposure to increasing interest rates on its floating rate indebtedness. The differential to be paid or received is recognized as an adjustment of interest expense related to the debt upon settlement. In connection with the Company’s adoption of SFAS No. 133, Accounting for Derivative Financial Instruments and Hedging Activities (“SFAS No. 133”), the Company is required to recognize all derivatives on its balance sheet at fair value. As the derivative instrument held by the Company is classified as a hedge under SFAS No. 133, changes in the fair value of the derivative will be offset against the change in fair value of the hedged liability through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. Hedge ineffectiveness associated with the swap will be reported by the Company in interest expense.

The Company accounts for its interest rate swap in accordance with SFAS No. 133. The agreement has an effective date of August 17, 2005 and a termination date of August 17, 2007 with a notional amount of $25.0 million in the first year declining to $15.0 million in the second year. The Company is hedging its variable LIBOR-based interest rate for a fixed interest rate of 4.49% for the term of the swap agreement to protect the Company from potential interest rate increases. The Company has designated its benchmark variable LIBOR-based interest rate on a portion of the Bank of America Credit Agreement as a hedged item under a cash flow hedge. In accordance with SFAS No. 133, the Company recorded an asset of $0.2 million on its balance sheet at March 31, 2006, with changes in fair market value included in other comprehensive income.

The Company reported no gain or loss for the three months ended March 31, 2006, as a result of any hedge ineffectiveness. Future changes in this swap arrangement, including termination of the agreement, may result in a reclassification of any gain or loss reported in other comprehensive income into earnings as an adjustment to interest expense.

Details regarding the swap as of March 31, 2006 are as follows (amounts in thousands):

Notional Amount	Maturity	Rate Paid	Rate Received	Fair Value (2)
$ 25,000	August 17, 2007	4.49%	LIBOR (1)	$ 158

(1) LIBOR rate is determined on the 23rd of each month and continues up to and including the maturity date.
(2) The fair value is the mark-to-market value.

Reclassifications
Certain reclassifications were made to the 2005 amounts in order to conform to the 2006 presentation. In addition, the Company in the fourth quarter of 2005 determined that certain items previously classified as severance, restructuring and related charges during the first three quarters of 2005 of $1.1 million should have been classified as costs of goods sold ($0.7 million) and selling, general and administrative expenses ($0.4 million). For the three months ended March 31, 2005, the Company reclassified $0.2 million from severance, restructuring and related charges to selling, general and administrative expenses. These misclassifications did not impact the Company’s reported net income (loss), income (loss) from continuing operations or cash flows from operations. Additionally, the impact to the Company’s reported gross profit in these quarters was not significant.

(2) New Accounting Pronouncements

No new accounting pronouncements are present which will have a material impact on the Company’s results of operations and financial position. As discussed in Note 1, the Company, effective January 1, 2006, adopted SFAS No. 151 and SFAS No. 123R.

(3) Intangible Assets

Following is detailed information regarding Katy’s intangible assets (amounts in thousands):

	March 31,			December 31,
	2006			2005
	Gross	Accumulated	Net Carrying	Gross	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Patents	$1,445	$(1,002)	$443	$1,409	$(954)	$455
Customer lists	10,645	(8,046)	2,599	10,643	(7,997)	2,646
Tradenames	5,503	(2,140)	3,363	5,498	(2,075)	3,423
Other	441	(19)	422	441	(19)	422
Total	$18,034	$(11,207)	$6,827	$17,991	$(11,045)	$6,946

         All of Katy’s intangible assets are definite long-lived intangibles. Katy recorded amortization expense on intangible assets of $0.2 million and $0.2 million in the three month periods ending March 31, 2006 and 2005, respectively. Estimated aggregate future amortization expense related to intangible assets is as follows (amounts in thousands):

2006     $       476
2007                615
2008                601
2009      566
2010        519
2011                495

(4) Savannah Energy Systems Company Partnership

In 1984, Savannah Energy Systems Company (“SESCO”), an indirect wholly owned subsidiary of Katy, entered into a series of contracts with the Resource Recovery Development Authority of the City of Savannah, Georgia (“the Authority”) to construct and operate a waste-to-energy facility. The facility would be owned and operated by SESCO solely for the purpose of processing and disposing of waste from the City of Savannah. In 1984, the Authority issued $55.0 million of Industrial Revenue Bonds (“the IRBs”) and lent the proceeds to SESCO under the loan agreement for the acquisition and construction of the waste-to-energy facility. The funds required to repay the loan agreement come from the monthly disposal fee paid by the Authority under the service agreement for certain waste disposal services, a component of which is for debt service. The debt service component of the monthly fee is paid into a trust, outside of the Company’s control, which is then utilized to make the scheduled debt payments on the IRBs. The Authority is unconditionally obligated to pay the monthly fee whether or not the facility is operating unless SESCO and Katy are insolvent and the facility is deemed incapable of handling the required amount of waste.

SESCO has a legally enforceable right to offset amounts it owes to the Authority under the loan agreement (scheduled principal repayments) against amounts that are owed from the Authority under the service agreement. At March 31, 2006, this outstanding amount was $15.3 million and will be paid by the end of 2006. Accordingly, the amounts owed to and due from SESCO have been netted for financial reporting purposes and are not shown on the Condensed Consolidated Balance Sheets in accordance with FASB Interpretation (“FIN”) No. 39, Offsetting of Amounts Related to Certain Contracts.

On April 29, 2002, SESCO entered into a partnership agreement with Montenay Power Corporation and its affiliates (“Montenay”) that turned over the control of SESCO's waste-to-energy facility to the partnership. The Company caused SESCO to enter into this agreement as a result of evaluations of SESCO's business. First, Katy concluded that SESCO was not a core component of the Company's long-term business strategy. Moreover, Katy did not feel it had the management expertise to deal with certain risks and uncertainties presented by the operation of SESCO's business, given that SESCO was the Company's only waste-to-energy facility. Katy had explored options for divesting SESCO for a number of years, and management felt that this transaction offered a reasonable strategy to exit this business.

The partnership, with Montenay's leadership, assumed SESCO's position in various contracts relating to the facility's operation. Under the partnership agreement, SESCO contributed its assets and liabilities (except for its liability under the loan agreement with the Authority and the related receivable under the service agreement with the Authority) to the partnership. While SESCO has a 99% interest as a limited partner, profits and losses are allocated 1% to SESCO and 99% to Montenay. In addition, Montenay has the day to day responsibility for administration, operations, financing and other matters of the partnership. While the above partnership qualifies as a variable interest entity, the Company is not the primary beneficiary as defined by FIN No. 46, Consolidation of Variable Interest Entities, and accordingly, the partnership is not consolidated. SESCO does not meet the criteria as the primary beneficiary as Montenay receives 99% of all profits and losses, Montenay is required to finance the partnership, partners are not obligated to contribute additional capital, and Montenay has agreed to indemnify SESCO for any losses incurred due to a breach in the service agreement.

Katy agreed to pay Montenay $6.6 million over the span of seven years under a note payable in return for Montenay assuming the risks associated with the partnership and its operation of the waste-to-energy facility. In the first quarter of 2002, the Company recognized a charge of $6.0 million consisting of 1) the discounted value of the $6.6 million note, 2) the carrying value of certain assets contributed to the partnership, consisting primarily of machinery spare parts, and 3) costs to close the transaction. It should be noted that all of SESCO's long-lived assets were reduced to a zero value in 2001, so no additional impairment was required. On a going forward basis, Katy would expect that income statement activity associated with its involvement in the partnership will not be material, and Katy's Consolidated Balance Sheet will carry the liability mentioned above.

Certain amounts may be due to SESCO upon expiration of the service agreement in 2008; also, Montenay may purchase SESCO's interest in the partnership at that time. Katy has not recorded any amounts receivable or other assets relating to amounts that may be received at the time the service agreement expires, given their uncertainty.

      To induce the required parties to consent to the SESCO partnership transaction, SESCO retained its liability under the loan agreement. In connection with that liability, SESCO also retained its right to receive the debt service component of the monthly disposal fee. In addition to SESCO retaining its liabilities under the loan agreement, to induce the required parties to consent to the partnership transaction, Katy also continues to guarantee the obligations of the partnership under the service agreement. The partnership is liable for liquidated damages under the service agreement if it fails to accept the minimum amount of waste or to meet other performance standards under the service agreement. The liquidated damages, an off-balance sheet risk for Katy, are equal to the amount of the Industrial Revenue Bonds outstanding, less $4.0 million maintained in a debt service reserve trust. Management does not expect non-performance by the other parties. Additionally, Montenay has agreed to indemnify Katy for any breach of the service agreement by the partnership.

The table below schedules the remaining payments due to Montenay as of March 31, 2006 which are reflected in accrued expenses and other liabilities in the Condensed Consolidated Balance Sheet (in thousands):

2006	$1,100
2007	1,100
2008	550
$2,750

On April 4, 2006, the Company and Montenay amended the partnership agreement in order to allow the Company to completely exit from the SESCO operations and related obligations. The Company will pay $75 thousand to Montenay which will remove the Company as the performance guarantor under the service agreement. In addition, Montenay will become the guarantor under the loan obligation for the IRBs. Montenay will purchase the Company’s limited partnership interest for $75 thousand and a reduction of approximately $0.6 million in the face amount due to Montenay as agreed upon in the original partnership agreement. The above transaction is expected to close during the second quarter of 2006; however, it is subject to approval of various parties, including the Authority.

(5) Indebtedness

Long-term debt consists of the following (amounts in thousands):

	March 31,	December 31,
	2006	2005

Term loan payable under Bank of America Credit Agreement, interest based
on LIBOR and Prime Rates (7.88% - 9.00%), due through 2009	$15,000	$15,714
Revolving loans payable under the Bank of America Credit Agreement,
interest based on LIBOR and Prime Rates (7.50% - 8.75%)	50,477	41,946
Total debt	65,477	57,660
Less revolving loans, classified as current (see below)	(50,477)	(41,946)
Less current maturities	(2,857)	(2,857)
Long-term debt	$12,143	$12,857

     Aggregate remaining scheduled maturities of the Term Loan as of March 31, 2006 are as follows (amounts in thousands):

2006     $     2,143
2007            2,857
2008            2,857
2009            7,143

On April 20, 2004, the Company completed a refinancing of its outstanding indebtedness (the “Refinancing”) and entered into a new agreement with Bank of America Business Capital (formerly Fleet Capital Corporation) (the “Bank of America Credit Agreement”). Like the previous credit agreement with Fleet Capital Corporation, the Bank of America Credit Agreement is a $110.0 million facility with a $20.0 million term loan (“Term Loan”) and a $90.0 million revolving credit facility (“Revolving Credit Facility”) with essentially the same terms as the previous credit agreement. The Bank of America Credit Agreement is an asset-based lending agreement and involves a syndicate of four banks, all of which participated in the syndicate from the previous credit agreement. The Bank of America Credit Agreement, and the additional borrowing ability under the Revolving Credit Facility obtained by incurring new term debt, results in three important benefits related to the Company’s long-term strategy: (1) additional borrowing capacity to invest in capital expenditures and/or acquisitions key to the Company’s strategic direction, (2) increased working capital flexibility to build inventory when necessary to accommodate lower cost outsourced finished goods inventory and (3) the ability to borrow locally in Canada and the United Kingdom and provide a natural hedge against currency fluctuations.

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

The Company’s borrowing base under the Bank of America Credit Agreement is reduced by the outstanding amount of standby and commercial letters of credit. Vendors, financial institutions and other parties with whom the Company conducts business may require letters of credit in the future that either (1) do not exist today or (2) would be at higher amounts than those that exist today. Currently, the Company’s largest letters of credit relate to our casualty insurance programs.

All extensions of credit under the Bank of America Credit Agreement are collateralized by a first priority security interest in and lien upon the capital stock of each material domestic subsidiary (65% of the capital stock of each material foreign subsidiary), and all present and future assets and properties of Katy. Customary restrictions apply under the Bank of America Credit Agreement. Until September 30, 2004, interest accrued on Revolving Credit Facility borrowings at 175 basis points over applicable LIBOR rates and at 200 basis points over LIBOR for borrowings under the Term Loan. In accordance with the Bank of America Credit Agreement, margins (i.e. the interest rate spread above LIBOR) increased by 25 basis points in the fourth quarter of 2004 based upon certain leverage measurements. Margins increased an additional 25 basis points in the first quarter of 2005 based on the Company’s leverage ratio (as defined in the Bank of America Credit Agreement) as of December 31, 2004 and will increase another 50 basis points upon the effective date of the Third Amendment (see below). Additionally, margins on the Term Loan will drop an additional 25 basis points if the balance of the Term Loan is reduced below $10.0 million. Interest accrues at higher margins on prime rates for swing loans, the amounts of which were nominal at March 31, 2006.

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

Subsequent to the Second Amendment’s effective date, the Company determined that it would likely not meet these amended financial covenants. On April 13, 2005, the Company obtained a further amendment to the Bank of America Credit Agreement (the “Third Amendment”). The Third Amendment eliminated the maximum Consolidated Leverage Ratio and the Minimum Consolidated EBITDA as established by the Second Amendment and adjusted the Minimum Availability such that the Company’s eligible collateral must exceed the sum of its outstanding borrowings and letters of credit under the Revolving Credit Facility by at least $5.0 million from the effective date of the Third Amendment through September 29, 2005 and by at least $7.5 million from September 30, 2005 until the date the Company delivers its financial statements for the first quarter of 2006 to its lenders. Subsequent to the delivery of the financial statements for the first quarter of 2006, the Third Amendment reestablished the minimum Fixed Charge Coverage Ratio as originally set forth in the Bank of America Credit Agreement. The Third Amendment also reduced the maximum allowable capital expenditures for 2005 from $15.0 million to $10.0 million, and increased the interest rate margins on all of the Company’s outstanding borrowings and letters of credit to the largest margins set forth in the Bank of America Credit Agreement. Interest rate margins would have returned to levels set forth in the Bank of America Credit Agreement subsequent to the delivery of its financial statements for the first quarter of 2006 to its lenders.

During 2005, the Company obtained two additional amendments to the Bank of America Credit Agreement. The Fourth Amendment allowed the Company to finance its insurance premium to a certain level whereas the Fifth Amendment allowed the acquisition of assets and assumption of certain liabilities of Washington International Non-Wovens, LLC.

The Company was in compliance with the above financial covenants in the Bank of America Credit Agreement, as amended above, at December 31, 2005. Due to the performance levels within its Maintenance Group, the Company determined that it would not meet the Fixed Charge Coverage Ratio (as defined in the amended Bank of America Credit Agreement) during 2006. In anticipation of not achieving the minimum Fixed Charge Coverage Ratio, the Company obtained an amendment to the Bank of America Credit Agreement (the “Sixth Amendment”) on March 9, 2006.

As a result of the Sixth Amendment, the Company’s current debt covenants under the Bank of America Credit Agreement are as follows:

Minimum Availability - Eligible collateral must exceed the sum of the Company’s outstanding borrowings and letters of credit under the Revolving Credit Facility by at least $5.0 million from the effective date of the Sixth Amendment through September 29, 2006 and by at least $7.5 million from September 30, 2006 until the date the Company delivers its financial statements for the first quarter of 2007 to its lenders.

Fixed Charge Coverage Ratio - The Company is required to maintain a Fixed Charge Coverage Ratio (as defined in the Bank of America Credit Agreement) of 1.1:1. Pursuant to the Sixth Amendment, this covenant was suspended and will be reinstated following the first quarter of 2007.

Capital Expenditures - For the year ended December 31, 2006, the Company is not to exceed $12.0 million in capital expenditures. Subsequent to 2006, the Company is not to exceed $15.0 million during a single fiscal year.

Leverage Ratio - The Third Amendment to the Bank of America Credit Agreement eliminated the Leverage Ratio (as defined in the Bank of America Credit Agreement) as a financial covenant. Following the first quarter of 2007, the Leverage Ratio will be utilized to determine the interest rate margin over the applicable LIBOR rate.

If the Company is unable to comply with the terms of the amended covenants, it could seek to obtain further amendments and pursue increased liquidity through additional debt financing and/or the sale of assets (see discussion above); however, the Company may not be able to obtain further amendments from the lender under the Bank of America Credit Agreement or secure additional financing or liquidity through the sale of assets on favorable terms or at all. However, the Company believes that it will be able to comply with all covenants, as amended, throughout 2006.

In each of the three months ended March 31, 2006 and 2005, the Company had amortization of debt issuance costs of $0.3 million. In addition, the Company incurred $0.2 million and $0.1 million associated with amending the Bank of America Credit Agreement, as discussed above, in the three months ended March 31, 2006 and 2005, respectively.

The revolving credit facility under the Bank of America Credit Agreement requires lockbox agreements which provide for all receipts to be swept daily to reduce borrowings outstanding. These agreements, combined with the existence of a material adverse effect (“MAE”) clause in the Bank of America Credit Agreement, caused the revolving credit facility to be classified as a current liability, per guidance in the Emerging Issues Task Force Issue No. 95-22,

Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement. The Company does not expect to repay, or be required to repay, within one year, the balance of the revolving credit facility classified as a current liability. The MAE clause, which is a fairly typical requirement in commercial credit agreements, allows the lenders to require the loan to become due if they determine there has been a material adverse effect on the Company’s operations, business, properties, assets, liabilities, condition, or prospects. The classification of the revolving credit facility as a current liability is a result only of the combination of the lockbox agreements and MAE clause. The Bank of America Credit Agreement does not expire or have a maturity date within one year, but rather has a final expiration date of April 20, 2009. The lender had not notified the Company of any indication of a MAE at March 31, 2006, and the Company was not in default of any provision of the Bank of America Credit Agreement at March 31, 2006.

Letters of credit totaling $8.4 million were outstanding at March 31, 2006, which reduced the unused borrowing availability under the Revolving Credit Facility.

All of the debt under the Bank of America Credit Agreement is re-priced to current rates at frequent intervals. Therefore, its fair value approximates its carrying value at March 31, 2006.

(6) Retirement Benefit Plans

Several subsidiaries have pension plans covering substantially all of their employees. These plans are noncontributory, defined benefit pension plans. The benefits to be paid under these plans are generally based on employees’ retirement age and years of service. The companies’ funding policies, subject to the minimum funding requirement of employee benefit and tax laws, are to contribute such amounts as determined on an actuarial basis to provide the plans with assets sufficient to meet the benefit obligations. Plan assets consist primarily of fixed income investments, corporate equities and government securities. The Company also provides certain health care and life insurance benefits for some of its retired employees. The post-retirement health plans are unfunded. Katy uses an annual measurement date of December 31 for the majority of its pension and other postretirement benefit plans for all years presented. Information regarding the Company’s net periodic benefit cost for pension and other postretirement benefit plans as of March 31, 2006 is as follows (amounts in thousands):

	Pension Benefits		Other Benefits
	March 31,	March 31,	March 31,	March 31,
	2006	2005	2006	2005

Components of net periodic benefit cost:
Service cost	$2	$2	$-	$-
Interest cost	22	23	36	47
Expected return on plan assets	(22)	(26)	-	-
Amortization of prior service cost	-	-	14	15
Amortization of net loss	14	20	10	15
Net periodic benefit cost	$16	$19	$60	$77

Required contributions to the pension plans for 2006 are $0.1 million and Katy made contributions of $0.1 million during the first quarter of 2006.

(7) Stock Incentive Plans

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

At the 1995 Annual Meeting, the Company’s stockholders approved the Non-Employee Directors Stock Option Plan (the “Directors Plan”) authorizing the issuance of up to 200,000 shares of Company common stock pursuant to the grant or exercise of nonqualified stock options to outside directors. The Board of Directors administers the Directors Plan. The exercise price of stock options granted under the Directors Plan is equal to the fair market value of the Company’s common stock on the date of grant. Stock options granted pursuant to the Directors Plan are immediately vested in full on the date of grant and generally expire 10 years after the date of grant. This plan has expired as of December 31, 2005 and no further grants will be made.

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

On June 28, 2001, the Company entered into an employment agreement with C. Michael Jacobi, its former President and Chief Executive Officer. To induce Mr. Jacobi to enter into the employment agreement, on June 28, 2001, the Compensation Committee of the Board of Directors approved the Katy Industries, Inc. 2001 Chief Executive Officer’s Plan. Under this plan, Mr. Jacobi was granted 978,572 stock options. Mr. Jacobi was also granted 71,428 stock options under the Company’s 1997 Incentive Plan. Upon Mr. Jacobi’s retirement in May 2005, all but 300,000 of these options were cancelled. All of the remaining options are under the 2001 Chief Executive Officer’s Plan. In the second quarter of 2005, Mr. Jacobi retired from the Company. Upon this event, the Company recognized $2.0 million of non-cash compensation expense related to his 1,050,000 options using the intrinsic method of accounting under APB No. 25, because he would not have otherwise vested in these options but for the March 2004 accelerated vesting.

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

The following table summarizes stock option activity under each of the 1997 Incentive Plan, 1995 Incentive Plan, the Chief Executive Officer’s Plan, the Chief Financial Officer’s Plan and the Directors Plan:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Options	Price	Life	(in thousands)

Outstanding at December 31, 2005	1,856,350	$3.99

Granted	-	$0.00
Exercised	(45,000)	$3.26
Cancelled	-	$0.00

Outstanding at March 31, 2006	1,811,350	$4.01	7.21 years	$884

Vested and Exercisable at March 31, 2006	881,350	$5.40	5.08 years	$47

As of March 31, 2006, total unvested compensation expense associated with stock options amounted to $0.7 million and is being amortized on a straight-line basis over the respective option’s vesting period. The weighted average period in which the above compensation cost will be recognized is 1.22 years as of March 31, 2006.

Stock Appreciation Rights

During 2002, a non-employee consultant was awarded 200,000 SARs under the 1997 Incentive Plan. As of December 31, 2005, these SARs were outstanding at an exercise price of $6.00.

On November 21, 2002, the Board of Directors approved the 2002 Stock Appreciation Rights Plan (the “2002 SAR Plan”), authorizing the issuance of up to 1,000,000 SARs. Vesting of the SARs occurs ratably over three years from the date of issue. The 2002 SAR Plan provides limitations on redemption by holders, specifying that no more than 50% of the cumulative number of vested SARs held by an employee could be exercised in any one calendar year. The SARs expire ten years from the date of issue. The Board approved grants on November 22, 2002, of 717,175 SARs to 60 individuals with an exercise price of $3.15, which equaled the market price of Katy’s stock on the grant date. In addition, 50,000 SARs were granted to four individuals during 2003 with exercise prices ranging from $3.01 through $5.05. In 2004, 275,000 SARs were granted to fifteen individuals with exercise prices ranging from $5.20 through $6.45. No SARs were granted in 2005. At December 31, 2005, Katy had 671,781 SARs outstanding at a weighted average exercise price of $4.16.

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

The following table summarizes SARs activity under each of the 1997 Incentive Plan and the 2002 SAR Plan:

Non-Vested at December 31, 2005	85,115

Granted	-
Vested	(30,000)

Non-Vested at March 31, 2006	55,115

Total Outstanding at March 31, 2006	871,781

(8) Income Taxes

As of March 31, 2006 and December 31, 2005, the Company had deferred tax assets, net of deferred tax liabilities, of $65.5 million. Domestic net operating loss (“NOL”) carry forwards comprised $34.8 million of the deferred tax assets. Katy’s history of operating losses in many of its taxing jurisdictions provides significant negative evidence with respect to the Company’s ability to generate future taxable income, a requirement in order to recognize deferred tax assets on the Condensed Consolidated Balance Sheets. For this reason, the Company was unable to conclude at March 31, 2006 and December 31, 2005 that NOLs and other deferred tax assets in the United States and certain unprofitable foreign jurisdictions would be utilized in the future. As a result, valuation allowances for these entities were recorded as of such dates for the full amount of deferred tax assets, net of the amount of deferred tax liabilities.

The provision for income taxes for the three months ended March 31, 2006 and 2005 reflects current expense for state and foreign income taxes. Tax benefits were not recorded on the pre-tax net loss for the first quarter of 2006 as valuation allowances were recorded related to deferred tax assets created as a result of operating losses in the United States and certain foreign jurisdictions.

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

In 1993, the EPA initiated a proceeding under Section 7003 of the Resource Conservation and Recovery Act (“RCRA”) against W.J. Smith and Katy. The proceeding sought certain actions at the site and at certain off-site areas, as well as development and implementation of additional cleanup activities to mitigate off-site releases. In December 1995, W.J. Smith, Katy and the EPA agreed to resolve the proceeding through an Administrative Order on Consent under Section 7003 of RCRA. While the Company has completed the cleanup activities required by the Administrative Order on Consent under Section 7003 of RCRA, the Company still has further obligations with respect to this matter in the areas of groundwater and land treatment unit monitoring and closure as well as ongoing site operation and maintenance costs.

Since 1990, the Company has spent in excess of $7.0 million undertaking cleanup and compliance activities in connection with this matter. While ultimate liability with respect to this matter is not easy to determine, the Company has recorded and accrued amounts that it deems reasonable for prospective liabilities with respect to this matter.

Asbestos Claims

A. The Company has been named as a defendant in seven lawsuits filed in state court in Alabama by a total of approximately 62 individual plaintiffs. There are over 100 defendants named in each case. In all seven cases, the Plaintiffs claim that they were exposed to asbestos in the course of their employment at a former U.S. Steel plant in Alabama and, as a result, contracted mesothelioma, asbestosis, lung cancer or other illness. They claim that they were exposed to asbestos in products in the plant which were manufactured by each defendant. In five of the cases, Plaintiffs also assert wrongful death claims. The Company will vigorously defend the claims against it in these matters. The liability of the Company cannot be determined at this time.

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

On August 11, 2005, the court granted significant aspects of Defendants’ motions to dismiss for failure to state a claim. Specifically, the Court dismissed with prejudice all of the federal and Indiana RICO claims asserted in the Second Amended Complaint against Woods. This ruling removes the treble damages exposure associated with the federal and Indiana RICO claims. Recently, the Court also denied the defendants’ renewed motion to dismiss for forum non conveniens. The sole claims now remaining against Woods are certain common law claims and claims under the Indiana Crime Victims Act. Fact discovery closed on April 11, 2006, although Plaintiffs have requested an extension of the discovery period and additional depositions from Defendants and certain nonparties. In addition, certain issues relating to Plaintiffs’ depositions are currently being adjudicated before the Court and may lead to additional discovery being taken in the case. Expert discovery is also ongoing.

The plaintiffs seek damages in excess of $24.0 million, request that the Court void certain asset sales as purported “fraudulent transfers” (including the 1993 Woods Wire Products, Inc./Woods asset sale), and continue to claim that the Indiana Crime Victims Act entitles them to treble damages for some or all of their claims. Katy may have recourse against the former owners of Woods and others for, among other things, violations of covenants, representations and warranties under the purchase agreement through which Katy acquired Woods, and under state, federal and common law. Woods may also have indemnity claims against the former officers and directors. In addition, there is a dispute with the former owners of Woods regarding the final disposition of amounts withheld from the purchase price, which may be subject to further adjustment as a result of the claims by the plaintiff. The extent or limit of any such adjustment cannot be predicted at this time.

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

		Three months ended March 31,
		2006	2005
Maintenance Products Group
Net external sales		$58,051	$61,473
Operating income (loss)		551	(4,093)
Operating margin (deficit)		0.9%	(6.7%)
Depreciation and amortization		2,399	2,489
Capital expenditures		653	1,296

Electrical Products Group
Net external sales		$25,845	$34,040
Operating income		59	2,913
Operating margin		0.2%	8.6%
Depreciation and amortization		239	354
Capital expenditures		163	107

Total
Net external sales	- Operating segments	$83,896	$95,513
	Total	$83,896	$95,513

Operating income (loss)	- Operating segments	$610	$(1,180)
	- Unallocated corporate	(3,075)	(1,666)
	- Severance, restructuring and related charges	(782)	(172)
	- Loss on sale of assets	(102)	(186)
	Total	$(3,349)	$(3,204)

Depreciation and amortization	- Operating segments	$2,638	$2,843
	- Unallocated corporate	34	4
	Total	$2,672	$2,847

Capital expenditures	- Operating segments	$816	$1,403
	Total	$816	$1,403

		March 31,	December 31,
		2006	2005
Total assets	- Maintenance Products Group	$129,069	$133,186
	- Electrical Products Group	55,410	66,744
	- Other [a]	2,217	2,217
	- Unallocated corporate	6,844	10,536
	Total	$193,540	$212,683

 [a] Amounts shown as “Other” primarily represent items associated with Sahlman Holding Company, Inc., the Company’s equity method investment.

(11) Severance, Restructuring and Related Charges

Over the past three years, the Company has initiated several cost reduction and facility consolidation initiatives, resulting in severance, restructuring and related charges. Key initiatives were the consolidation of the St. Louis, Missouri manufacturing/distribution facilities, shutdown of both Woods U.S. and Woods Canada manufacturing as well as the consolidation of the Glit facilities. These initiatives resulted from the on-going strategic reassessment of the Company’s various businesses as well as the markets in which they operate.

A summary of charges by major initiative is as follows (amounts in thousands):
	Three Months Ended March 31,
	2006	2005
Consolidation of St. Louis manufacturing/distribution facilities	$699	$55
Consolidation of Glit facilities	-	115
Consolidation of administrative functions for CCP	-	21
Shutdown of Woods Canada manufacturing	-	(19)
Corporate office relocation	83	-
Total severance, restructuring and related charges	$782	$172

Consolidation of St. Louis manufacturing/distribution facilities - In 2002, the Company committed to a plan to consolidate the manufacturing and distribution of the four Continental Commercial Products, LLC (“CCP”) facilities in the St. Louis, Missouri area. Management believed that in order to implement a more competitive cost structure and combat competitive pricing pressure, the excess capacity at the Company’s four plastic molding facilities in this area would need to be eliminated. This plan was expected to be completed by the end of 2003; however, charges have been incurred past 2003 due to changes in assumptions in non-cancelable lease accruals, including the buyout of the Warson Road (St. Louis, Missouri) lease and changes in sublet assumptions. Charges in 2006 were for an adjustment to the non-cancelable lease accrual at the Hazelwood, Missouri facility due to the execution of a sublease on the property. Charges in 2005 were for an adjustment to the non-cancelable lease accrual at the Hazelwood facility due to change on the amount of sublease rental income anticipated as well as miscellaneous costs for the termination of the Warson Road facility lease. Management believes that no further costs will be incurred for this activity. Following is a rollforward of restructuring liabilities by type for the consolidation of St. Louis manufacturing/distribution facilities (amounts in thousands):

		One-time	Contract
		Termination	Termination
	Total	Benefits [a]	Costs [b]
Restructuring liabilities at December 31, 2005	$1,845	$-	$1,845
Additions	699	-	699
Payments	(186)	-	(186)
Restructuring liabilities at March 31, 2006	$2,358	$-	$2,358

      Consolidation of Glit facilities - In 2002, the Company approved a plan to consolidate the manufacturing facilities of its Glit business unit in order to implement a more competitive cost structure. It was anticipated that this activity would begin in early 2003 and be completed by the end of the second quarter of 2004. Due to numerous operational issues, including management turnover and a small fire at the Wrens, Georgia facility, the completion of this consolidation was delayed. In 2005, the Company completed the closure of the Lawrence, Massachusetts facility and is expected to close the Pineville, North Carolina facility in 2006. In 2005, the Company recorded a charge related to severance for terminations at the Lawrence facility. Other than closure costs and severance for the Pineville facility, management does not anticipate any material costs beyond 2005. Following is a rollforward of restructuring liabilities by type for the consolidation of Glit facilities (amounts in thousands):

		One-time	Contract
		Termination	Termination
	Total	Benefits [a]	Costs [b]
Restructuring liabilities at December 31, 2005	$505	$255	$250
Additions	-	-	-
Payments	(164)	(164)	-
Restructuring liabilities at March 31, 2006	$341	$91	$250

Consolidation of administrative functions for CCP - In 2002, in order to streamline processes and eliminate duplicate functions, the Company initiated a plan to centralize certain administrative and back office functions into Bridgeton, Missouri from certain businesses within the Maintenance Products Group. This plan was anticipated to be completed in 2004 upon the transfer of functions from the Lawrence, Massachusetts facility (see Consolidation of Glit facilities above); however, the closure was delayed and subsequently contributed to the delay in this plan until completion in 2005. Katy has incurred primarily severance costs over the past three years for this integration of back office and administrative functions. The most significant project is the centralization of the customer service functions for the Continental, Glit, Wilen, and Disco business units. Charges in 2005 relate to costs associated with an accrual for idle space at the Company’s facility in Atlanta. There was no activity for this initiative during the first quarter of 2006. The Company does not expect to incur any additional costs on this initiative.

Shutdown of Woods Canada manufacturing - In 2003, the Company approved a plan to shut down the manufacturing operation in Toronto, Ontario and source substantially all of its products from Asia. Management believed that this action was necessary in order to implement a more competitive cost structure to combat pricing pressure by producers in Asia. In connection with this shutdown, the Company also anticipated the sale and leaseback of this facility, which would provide additional liquidity. In December 2003, Woods Canada closed this manufacturing facility in Toronto, Ontario, but was unable to complete the sale/leaseback transaction at that time. Accordingly, the charge for the non-cancelable lease accrual was recorded in the first quarter of 2004, upon the completion of the sale/leaseback transaction. The idle capacity was a direct result of the elimination of the manufacturing function from this facility. A portion of the facility was available for sublease at the time the accrual was established. In 2005, a credit was recorded to finalize the severance paid over the past two years. Management believes that no more costs will be incurred for this activity, except for potential adjustments to non-cancelable lease liabilities. Following is a rollforward of restructuring liabilities by type for the shutdown of Woods Canada manufacturing (amounts in thousands):

		One-time	Contract
		Termination	Termination
	Total	Benefits [a]	Costs [b]
Restructuring liabilities at December 31, 2005	$717	$-	$717
Additions	-	-	-
Payments	(52)	-	(52)
Restructuring liabilities at March 31, 2006	$665	$-	$665

Corporate office relocation - In November 2005, the Company announced the closing of its corporate office in Middlebury, Connecticut, and the relocation of certain corporate functions to the CCP location in Bridgeton, Missouri, the outsourcing of other functions, and the balance to a new location in Arlington, Virginia. The amounts recorded in 2006 relate to severance for employees at the Middlebury office. Following is a rollforward of restructuring liabilities by type for the corporate office relocation (amounts in thousands):

One-time
Termination
Benefits [a]
Restructuring liabilities at December 31, 2005	$157
Additions	83
Payments	(196)
Restructuring liabilities at March 31, 2006	$44

Shutdown of Woods US manufacturing - During 2002, a major restructuring occurred at the Woods business unit. After significant study and research into different sourcing alternatives, Katy decided that Woods would source all of its products from Asia. In December 2002, Woods shut down all U.S. manufacturing facilities, which were in suburban Indianapolis and in southern Indiana. All 2005 activity reflects payments on the non-cancelable lease accrual. No charges were recorded in the three months ended March 31, 2006 and 2005. Following is a rollforward of restructuring liabilities by type for the shutdown of Woods US manufacturing (amounts in thousands):

		One-time	Contract
		Termination	Termination
	Total	Benefits [a]	Costs [b]
Restructuring liabilities at December 31, 2005	$195	$20	$175
Additions	-	-	-
Payments	(31)	-	(31)
Restructuring liabilities at March 31, 2006	$164	$20	$144

The table below details activity in restructuring reserves since December 31, 2005 (amounts in thousands):

		One-time	Contract
		Termination	Termination
	Total	Benefits [a]	Costs [b]
Restructuring liabilities at December 31, 2005	$3,419	$432	$2,987
Additions	782	83	699
Payments	(629)	(360)	(269)
Restructuring liabilities at March 31, 2006 [c]	$3,572	$155	$3,417

[a] Includes severance, benefits, and other employee-related costs associated with employee terminations.

[b] Includes charges related to non-cancelable lease liabilities for abandoned facilities, net of potential sub-lease revenue. Total maximum potential amount of lease loss, excluding any sublease rentals, is $4.0 million as of March 31, 2006. The Company has included $0.6 million as an offset for sublease rentals.

[c] Katy expects to substantially complete its current restructuring programs in 2006. The remaining severance, restructuring and related costs for these initiatives are expected to be approximately $0.4 million.

The table below details activity in restructuring and related reserves by operating segment since December 31, 2005 (amounts in thousands):

		Maintenance	Electrical
		Products	Products
	Total	Group	Group	Corporate
Restructuring liabilities at December 31, 2005	$3,419	$2,350	$912	$157
Additions	782	699	-	83
Payments	(629)	(350)	(83)	(196)
Restructuring liabilities at March 31, 2006	$3,572	$2,699	$829	$44

The table below summarizes the future payments for severance, restructuring and other related charges by operating segment detailed above (amounts in thousands):

		Maintenance	Electrical
		Products	Products
	Total	Group	Group	Corporate
2006	$1,250	$883	$323	$44
2007	630	412	218	-
2008	583	359	224	-
2009	395	331	64	-
2010	348	348	-	-
Thereafter	366	366	-	-
Total Payments	$3,572	$2,699	$829	$44

(12) Sale of Metal Truck Box Division

On April 24, 2006, the Company entered into an agreement to sell real estate, inventory and equipment of the Metal Truck Box business unit within the Maintenance Products Group with estimated carrying amount of $3.8 million as of March 31, 2006. Proceeds will be a combination of cash and note receivable from the buyer with a payment schedule over three years. As of the agreement date, the Company determined that criteria in SFAS No. 144, Accounting for the Impairment or Disposal of Long - Lived Assets, had been met. No impairment of assets to be sold is expected from the transaction. Management believes that this sale will be completed during the second quarter of 2006. In the second quarter of 2006, the assets will be grouped and reported as an asset held for sale.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three Months Ended March 31, 2006 versus Three Months Ended March 31, 2005

	2006		2005
	(Amounts in Millions, Except Per Share Data)

	$	% to Sales	$	% to Sales
Net sales	$83.9	100.0	$95.5	100.0
Cost of goods sold	72.8	86.8	85.8	89.9
Gross profit	11.1	13.2	9.7	10.1
Selling, general and administrative expenses	13.5	16.2	12.5	13.1
Severance, restructuring and related charges	0.8	0.9	0.2	0.2
Loss on sale of assets	0.1	0.1	0.2	0.2
Operating loss	(3.3)	(4.0)	(3.2)	(3.4)

Interest expense	(1.8)		(1.3)
Other, net	0.3		-

Loss before provision for income taxes	(4.8)		(4.5)

Provision for income taxes	0.2		0.1

Loss before cumulative effect of a change in accounting principle	(5.0)		(4.6)

Cumulative effect of a change in accounting principle (net of tax)	(0.8)		-

Net loss	$(5.8)		$(4.6)

Loss per share of common stock - basic and diluted:

Loss before cumulative effect of a change in accounting principle	$(0.63)		$(0.59)
Cumulative effect of a change in accounting principle	(0.10)		-
Net loss	$(0.73)		$(0.59)

Overview

Our consolidated net sales for the three month period ending March 31, 2006 decreased $11.6 million compared to the three month period ending March 31, 2005. The decline in net sales of 12% was comprised of lower volumes of 17% offset by higher pricing of 5%. Gross margins were 13.2% for the three month period ending March 31, 2006, an increase of 3.1 percentage points compared to the three month period ending March 31, 2005. In 2005, higher raw material costs and incremental operating costs incurred due to the delayed consolidation of the abrasives facilities adversely impacted gross margin levels. In 2006, the lower volume impact was offset by the improvement in pricing. Selling, general and administrative expense (“SG&A”) as a percentage of sales increased to 16.2% for the first quarter of 2006 from 13.1% in the first quarter of 2005, primarily due to the variance of $1.1 million in the compensation cost recognized in both quarters related to stock awards, both options and SARs. The operating loss of ($3.3) million was comparable to the operating loss of ($3.2) million in 2005 due to the factors noted above.

During the three month period ending March 31, 2006, we reported a cumulative effect of a change in accounting principle of ($0.8) million [($0.10) per share] associated with the adoption, effective January 1, 2006, of SFAS No. 123R. Overall, we reported a net loss of ($5.8) million [($0.73) per share] for the three month period ending March 31, 2006, versus a net loss of ($4.6) million [($0.59) per share] in the same period of 2005.

Net Sales

Maintenance Products Group

Net sales from the Maintenance Products Group decreased from $61.5 million during the three month period ending March 31, 2005 to $58.1 million during the three month period ending March 31, 2006. Overall, this decline of 6% was due to lower volumes of 10% and currency translation of 1% offset by higher pricing of 5%. Sales activity for the Contico business unit continues to be impacted by reduced volumes. In addition, lower sales volume was present for the other business units selling into mass merchants, several of whom reduced their inventory levels and related reduction in orders. Volumes at our other business units were relatively stable with prior year.

Higher pricing resulted from the implementation of selling price increases across the Maintenance Products Group, most of which took effect throughout 2005. The implementation of price increases was in response to the accelerating cost of our primary raw materials, packaging materials, utilities and freight.

Electrical Products Group

The Electrical Products Group’s sales decreased from $34.0 million for the three month period ending March 31, 2005 to $25.8 million for the three month period ending March 31, 2006. The decrease in sales of 24% was a result of lower volume of 30% offset by higher pricing of 5% and favorable currency translation of 1%. Volume in the first quarter of 2006 in the U.S. was adversely impacted by the absence of 2005 promotional activity with one of its major customers which did not repeat in 2006. In addition, sales in the Electrical Products Group were lower given the inventory positions of certain customers and the related reduced orders. Sales at Woods Canada were favorably impacted by a stronger Canadian dollar versus the U.S. dollar in the first quarter of 2006 as compared to the same period in 2005. Multiple selling price increases were implemented throughout 2005 and early 2006 to offset the rising cost of copper and PVC.

Operating Income

	Three months ended March 31,
	(Amounts in Millions)
Operating income (loss)	2006		2005		Change
	$	% Margin	$	% Margin	$	% Margin
Maintenance Products Group	$0.6	0.9	$(4.1)	(6.7)	$4.7	7.6
Electrical Products Group	0.1	0.2	2.9	8.6	(2.8)	(8.4)
Unallocated corporate expense	(3.1)		(1.6)		(1.5)
	(2.4)	(2.9)	(2.8)	(3.0)	0.4	0.1

Severance, restructuring and related charges	(0.8)		(0.2)		(0.6)
Loss on sale of assets	(0.1)		(0.2)		0.1
Operating loss	$(3.3)	(4.0)	$(3.2)	(3.4)	$(0.1)	(0.6)

Maintenance Products Group

The Maintenance Products Group’s operating income for the three month period ending March 31, 2006 was $0.6 million (0.9% of net sales) compared to an operating loss of ($4.1) million for the three month period ending March 31, 2005. The improvement was primarily attributable to higher pricing levels in 2006. In 2005, lower volumes and higher raw material costs adversely impacted our business units which sell plastics products. SG&A as a percentage of net sales, in the first quarter of 2006, was 12.4% of net sales compared to 12.7% of net sales in the first quarter of 2005, which reflects the fixed nature of these expenses.

Electrical Products Group

The Electrical Products Group’s operating income decreased from $2.9 million (8.6% of net sales) for the three month period ending March 31, 2005 to $0.1 million (0.2% of net sales) for the three month period ending March 31, 2006. The decrease in profitability was primarily due to the reduced volume levels at the Woods US business unit as discussed above. In addition, gross margin performance in 2005 includes higher than historical promotional sales to a specific customer which resulted in a favorable gross margin in 2005.

Corporate

Corporate operating expenses increased from $1.6 million in the three month period ending March 31, 2005 to $3.1 million in the three month period ending March 31, 2006 principally due to variation of compensation expense recognized for stock options and SARs. During the first quarter of 2006, we adopted SFAS No. 123R which resulted in approximately $0.2 million in compensation expense associated with stock options. In addition, the Company recognized $0.3 million in compensation expense associated with SARs during the three month period ending March 31, 2006. In 2005, we recognized income associated with SARs of $0.6 million as a result of Katy’s reduced stock price.

Severance, Restructuring and Related Charges

Operating results for the Company during the three months ended March 31, 2006 and 2005 were negatively impacted by severance, restructuring and related charges of $0.8 million and $0.2 million, respectively. Charges in 2006 related to changes in lease assumptions for an abandoned facility upon the execution of a sublease ($0.7 million) with the remaining charges primarily related to the relocation of the corporate headquarters. Charges in 2005 related to the restructuring of the Glit business ($0.1 million) and costs associated with various restructuring activities ($0.1 million).

Other Items

Interest expense increased by $0.5 million in the first quarter of 2006 versus the same period of 2005, primarily as a result of higher interest rates and higher average borrowings in 2006. The increased level of borrowings was principally due to increased working capital levels and poor financial performance in the second half of 2004. Other, net for the three months ended March 31, 2006 included gain on foreign currency transaction.

Effective January 1, 2006, the Company adopted SFAS No. 123R. As a result, a cumulative effect of this adoption of $0.8 million was recognized associated with the fair value of all vested SARs. See Note 2 to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion of the cumulative effect of a change in accounting principle.

The provision for income taxes for the three months ended March 31, 2006 and 2005 reflects current expense for state and foreign income taxes. Tax benefits were not recorded on the pre-tax net loss for the first quarter of 2006 and 2005 as valuation allowances were recorded related to deferred tax assets created as a result of operating losses in the United States and certain foreign jurisdictions.

LIQUIDITY AND CAPITAL RESOURCES

We require funding for working capital needs and capital expenditures. We believe that our cash flow from operations and the use of available borrowings under the Bank of America Credit Agreement (as defined below) provide sufficient liquidity for our operations going forward. As of March 31, 2006, we had cash and cash equivalents of $3.0 million versus cash and cash equivalents of $8.4 million at December 31, 2005. Also as of March 31, 2006, we had outstanding borrowings of $65.5 million [57% of total capitalization], under the Bank of America Credit Agreement, as defined below, with unused borrowing availability on the Revolving Credit Facility, as defined below, of $11.3 million. As of December 31, 2005, we had outstanding borrowings of $57.7 million [51% of total capitalization]. We used $6.9 million of cash in operations during the quarter ended March 31, 2006 versus providing $2.0 million of cash flow from operations during the quarter ended March 31, 2005. The use of cash flow in operations was primarily attributable to an inventory build in 2006 versus an inventory reduction in 2005. We expect inventory levels to stabilize as we continue throughout 2006 as inventory is being reduced (except for seasonal builds at the Woods US and Woods Canada business units) and other elements of working capital are being managed.

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

Bank of America Credit Agreement

On April 20, 2004, we completed a refinancing of our outstanding indebtedness (the “Refinancing”) and entered into a new agreement with Bank of America Business Capital (formerly Fleet Capital Corporation) (the “Bank of America Credit Agreement”). Like the previous credit agreement with Fleet Capital Corporation, the Bank of America Credit Agreement is a $110.0 million facility with a $20.0 million term loan (“Term Loan”) and a $90.0 million revolving credit facility (“Revolving Credit Facility”) with essentially the same terms as the previous credit agreement. The Bank of America Credit Agreement is an asset-based lending agreement and involves a syndicate of four banks, all of which participated in the syndicate from the previous credit agreement. The Bank of America Credit Agreement, and the additional borrowing ability under the Revolving Credit Facility obtained by incurring new term debt, results in three important benefits related to our long-term strategy: (1) additional borrowing capacity to invest in capital expenditures and/or acquisitions key to our strategic direction, (2) increased working capital flexibility to build inventory when necessary to accommodate lower cost outsourced finished goods inventory and (3) the ability to borrow locally in Canada and the United Kingdom and provide a natural hedge against currency fluctuations.

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

Our borrowing base under the Bank of America Credit Agreement is reduced by the outstanding amount of standby and commercial letters of credit. Vendors, financial institutions and other parties with whom we conduct business may require letters of credit in the future that either (1) do not exist today or (2) would be at higher amounts than those that exist today. Currently, our largest letters of credit relate to our casualty insurance programs. At March 31, 2006, total outstanding letters of credit were $8.4 million.

All extensions of credit under the Bank of America Credit Agreement are collateralized by a first priority security interest in and lien upon the capital stock of each material domestic subsidiary (65% of the capital stock of each material foreign subsidiary), and all present and future assets and properties of Katy. Customary restrictions apply under the Bank of America Credit Agreement. Until September 30, 2004, interest accrued on Revolving Credit Facility borrowings at 175 basis points over applicable LIBOR rates and at 200 basis points over LIBOR for borrowings under the Term Loan. In accordance with the Bank of America Credit Agreement, margins (i.e. the interest rate spread above LIBOR) increased by 25 basis points in the fourth quarter of 2004 based upon certain leverage measurements. Margins increased an additional 25 basis points in the first quarter of 2005 based on our leverage ratio (as defined in the Bank of America Credit Agreement) as of December 31, 2004 and will increase another 50 basis points upon the effective date of the Third Amendment, as defined below. Additionally, margins on the Term Loan will drop an additional 25 basis points if the balance of the Term Loan is reduced below $10.0 million. Interest accrues at higher margins on prime rates for swing loans, the amounts of which were nominal at March 31, 2006.

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

Subsequent to the Second Amendment’s effective date, we determined that we would likely not meet these amended financial covenants. On April 13, 2005, we obtained a further amendment to the Bank of America Credit Agreement (the “Third Amendment”). The Third Amendment eliminated the maximum Consolidated Leverage Ratio and the Minimum Consolidated EBITDA as established by the Second Amendment and adjusted the Minimum Availability such that our eligible collateral must exceed the sum of our outstanding borrowings and letters of credit under the Revolving Credit Facility by at least $5.0 million from the effective date of the Third Amendment through September 29, 2005 and by at least $7.5 million from September 30, 2005 until the date we deliver our financial statements for the first quarter of 2006 to our lenders. Subsequent to the delivery of the financial statements for the first quarter of 2006, the Third Amendment reestablished the minimum Fixed Charge Coverage Ratio as originally set forth in the Bank of America Credit Agreement. The Third Amendment also reduced the maximum allowable capital expenditures for 2005 from $15.0 million to $10.0 million, and increased the interest rate margins on all of our outstanding borrowings and letters of credit to the largest margins set forth in the Bank of America Credit Agreement. Interest rate margins would have returned to levels set forth in the Bank of America Credit Agreement subsequent to the delivery of our financial statements for the first quarter of 2006 to our lenders.

During 2005, the Company obtained two additional amendments to the Bank of America Credit Agreement. The Fourth Amendment allowed the Company to finance its insurance premium to a certain level whereas the Fifth Amendment allowed the acquisition of assets and assumption of certain liabilities of Washington International Non-Wovens, LLC.

We were in compliance with the above financial covenants in the Bank of America Credit Agreement, as amended above, at March 31, 2006. Due to the performance levels within our Maintenance Group, we determined that we would not meet our Fixed Charge Coverage Ratio (as defined in the amended Bank of America Credit Agreement) during 2006. In anticipation of not achieving the minimum Fixed Charge Coverage Ratio, we obtained an amendment to the Bank of America Credit Agreement (the “Sixth Amendment”) on March 9, 2006.

As a result of the Sixth Amendment, the Company’s current debt covenants under the Bank of America Credit Agreement are as follows:

Minimum Availability - Eligible collateral must exceed the sum of our outstanding borrowings and letters of credit under the Revolving Credit Facility by at least $5.0 million from the effective date of the Sixth Amendment through September 29, 2006 and by at least $7.5 million from September 30, 2006 until the date we deliver our financial statements for the first quarter of 2007 to our lenders.

Fixed Charge Coverage Ratio - The Company is required to maintain a Fixed Charge Coverage Ratio (as defined in the Bank of America Credit Agreement) of 1.1:1. Pursuant to the Sixth Amendment, this covenant was suspended and will be reinstated following the first quarter of 2007.

Capital Expenditures - For the year ended December 31, 2006, the Company is not to exceed $12.0 million in capital expenditures. Subsequent to 2006, the Company is not to exceed $15.0 million during a single fiscal year.

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

In each of the three months ended March 31, 2006 and 2005, the Company had amortization of debt issuance costs of $0.3 million. In addition, the Company incurred $0.2 million and $0.1 million associated with amending the Bank of America Credit Agreement, as discussed above, in the three months ended March 31, 2006 and 2005, respectively.

The revolving credit facility under the Bank of America Credit Agreement requires lockbox agreements which provide for all receipts to be swept daily to reduce borrowings outstanding. These agreements, combined with the existence of a MAE clause in the Bank of America Credit Agreement, caused the revolving credit facility to be classified as a current liability, per guidance in the Emerging Issues Task Force Issue No. 95-22, Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement. We do not expect to repay, or be required to repay, within one year, the balance of the revolving credit facility classified as a current liability. The MAE clause, which is a fairly typical requirement in commercial credit agreements, allows the lenders to require the loan to become due if they determine there has been a material adverse effect on our operations, business, properties, assets, liabilities, condition, or prospects. The classification of the revolving credit facility as a current liability is a result only of the combination of the lockbox agreements and MAE clause. The Bank of America Credit Agreement does not expire or have a maturity date within one year, but rather has a final expiration date of April 20, 2009. The lender had not notified us of any indication of a MAE at March 31, 2006, and we were not in default of any provision of the Bank of America Credit Agreement at March 31, 2006.

Contractual Obligations

We have contractual obligations associated with our debt, operating lease agreements, severance and restructuring, and other obligations. Our obligations as of March 31, 2006, are summarized below (in thousands of dollars):

Contractual Cash Obligations	Total	Due in less than 1 year	Due in 1-3 years	Due in 3-5 years	Due after 5 years
Revolving credit facility [a]	$50,477	$50,477	$-	$-	$-
Term loans	15,000	2,857	5,714	6,429	-
Interest on debt [b]	11,542	4,178	7,180	184	-
Operating leases [c]	27,655	7,840	13,468	5,088	1,259
Severance and restructuring [c]	1,775	767	561	257	190
SESCO payable to Montenay [d]	2,750	1,100	1,650	-	-
Postretirement benefits [e]	6,058	824	1,555	1,409	2,270
Total Contractual Obligations	$115,257	$68,043	$30,128	$13,367	$3,719

Other Commercial Commitments	Total	Due in less than 1 year	Due in 1-3 years	Due in 3-5 years	Due after 5 years
Commercial letters of credit	$865	$865	$-	$-	$-
Stand-by letters of credit	7,489	7,489	-	-	-
Guarantees [f]	15,300	15,300	-	-	-
Total Commercial Commitments	$23,654	$23,654	$-	$-	$-

[a] As discussed in the Liquidity and Capital Resources section above and in Note 5 to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, the entire Revolving Credit Facility under the Bank of America Credit Agreement is classified as a current liability on the Condensed Consolidated Balance Sheets as a result of the combination in the Bank of America Credit Agreement of (i) lockbox agreements on Katy’s depository bank accounts, and (ii) a subjective Material Adverse Effect (MAE) clause. The Revolving Credit Facility expires in April of 2009.

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

[c] Future non-cancelable lease rentals are included in the line entitled “Operating leases,” which also includes obligations associated with restructuring activities. The Condensed Consolidated Balance Sheet at March 31, 2006 includes $3.4 million in discounted liabilities associated with non-cancelable operating lease rentals, net of estimated sub-lease revenues, related to facilities that have been abandoned as a result of restructuring and consolidation activities.

[d] Amount owed to Montenay as a result of the SESCO partnership, discussed in Note 4 to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q. $1.1 million of this obligation is classified in the Condensed Consolidated Balance Sheets as an Accrued Expense in Current Liabilities, while the remainder is included in Other Liabilities, recorded on a discounted basis.

[e] Benefits consist of post retirement medical obligations to retirees of former subsidiaries of Katy, as well as deferred compensation plan liabilities to former officers of the Company.

[f] As discussed in Note 4 to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, SESCO, an indirect wholly-owned subsidiary of Katy, is party to a partnership that operates a waste-to-energy facility, and has certain contractual obligations, for which Katy provides certain guarantees. If the partnership is not able to perform its obligations under the contracts, under certain circumstances SESCO and Katy could be subject to damages equal to the amount of Industrial Revenue Bonds outstanding (which financed construction of the facility) less amounts held by the partnership in debt service reserve funds. As of March 31, 2006, $15.3 million of the Industrial Revenue Bonds remained outstanding. Katy and SESCO do not anticipate non-performance by parties to the contracts.

For items noted as [d] and [f], the Company and Montenay amended the partnership agreement on April 4, 2006, in order to allow the Company to completely exit from the SESCO operations and related obligations. The Company will pay $75 thousand to Montenay which will remove the Company as the performance guarantor under the service agreement. In addition, Montenay will become the guarantor under the loan obligation for the IRBs. Montenay will purchase the Company’s limited partnership interest for $75 thousand and a reduction of approximately $0.6 million in the face amount due to Montenay as agreed upon in the original partnership agreement. The above transaction is expected to close during the second quarter of 2006; however, it is subject to approval of various parties, including the Authority. The above table does not reflect the impact of this amendment.

Off-balance Sheet Arrangements

See Note 4 to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion of SESCO.

Cash Flow

Liquidity was adversely impacted during the first quarter of 2006 as a result of higher operating cash requirements. We used $6.9 million of operating cash compared to providing operating cash of $2.0 million during the first quarter of 2005. Debt obligations at March 31, 2006 increased $7.8 million from December 31, 2005, primarily the result of higher working capital.

Operating Activities

Cash flow used in operating activities before changes in operating assets was $1.8 million in the first quarter of 2006 versus cash flow used in operating activities before changes in operating assets of $1.3 million in the first quarter of 2005. While we had net losses in both periods, these amounts included non-cash items such as depreciation, amortization and amortization of debt issuance costs. We used $5.2 million of cash related to operating assets and liabilities during the three months ended March 31, 2006 versus generating cash related to operating assets and liabilities of $3.3 million during the three months ended March 31, 2005. Our operating cash flow was adversely impacted in the first quarter of 2006 by an increase in inventory of $5.1 million, mostly in the business units in the Electrical Products Group. Sales in these business units were impacted by the inventory levels held at their customers. During the first quarter of 2006, we were turning our inventory at 4.4 times per year versus 5.5 times per year during the first quarter of 2005.

Investing Activities

Capital expenditures totaled $0.8 million during the three months ended March 31, 2006 as compared to $1.4 million during the three months ended March 31, 2005. Anticipated capital expenditures in 2006 are expected to be comparable to 2005.

Financing Activities

Overall, debt increased $7.8 million during the three months ended March 31, 2006 versus a decrease of $1.9 million during the three months ended March 31, 2005, primarily relating to the changes in inventory balances and levels of accounts payables during those periods. Direct debt costs totaling $0.2 million and $0.1 million in the first quarter of 2006 and 2005, respectively, represents a fee paid to our lenders in connection with the amendments made to the Bank of America Credit Agreement.

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

A summary of charges by major initiative is as follows (amounts in thousands):

	Three Months Ended March 31,
	2006	2005
Consolidation of St. Louis manufacturing/distribution facilities	$699	$55
Consolidation of Glit facilities	-	115
Consolidation of administrative functions for CCP	-	21
Shutdown of Woods Canada manufacturing	-	(19)
Corporate office relocation	83	-
Total severance, restructuring and related charges	$782	$172

The impact of actions in connection with the above initiatives on the Company’s reportable segments (before tax) is as follows (amounts in thousands):

	Total Expected Cost	Total Provision to Date

Maintenance Products Group	$21,942	$21,692
Electrical Products Group	12,776	12,776
Corporate	12,323	12,156
	$47,041	$46,624

A rollforward of all restructuring and related reserves since December 31, 2005 is as follows (amounts in thousands):

		One-time	Contract
		Termination	Termination
	Total	Benefits [a]	Costs [b]
Restructuring liabilities at December 31, 2005	$3,419	$432	$2,987
Additions	782	83	699
Payments	(629)	(360)	(269)
Restructuring liabilities at March 31, 2006 [c]	$3,572	$155	$3,417

[a] Includes severance, benefits, and other employee-related costs associated with the employee terminations.

[b] Includes charges related to non-cancelable lease liabilities for abandoned facilities, net of estimated sub-lease revenue. Total maximum potential amount of lease loss, excluding any sublease rentals, is $4.0 million as of March 31, 2006. We have included $0.6 million as an offset for sublease rentals.

[c] Katy expects to substantially complete its current restructuring programs in 2006. The remaining severance, restructuring and related costs for these initiatives are expected to be approximately $0.4 million.

Since 2001, the Company has been focused on a number of restructuring and cost reduction initiatives, resulting in severance, restructuring and related charges. With these changes, we anticipated cost savings from reduced headcount, higher utilized facilities and divested non-core operations. However, anticipated cost savings have been impacted from such factors as material price increases, competitive markets and inefficiencies incurred from consolidation of facilities. See Note 11 to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion of severance, restructuring and related charges.

SALE OF METAL TRUCK BOX DIVISION

On April 24, 2006, the Company entered into an agreement to sell real estate, inventory and equipment of the Metal Truck Box business unit within the Maintenance Products Group with estimated carrying amount of $3.8 million as of March 31, 2006. Proceeds will be a combination of cash and note receivable from the buyer with a payment schedule over three years. As of the agreement date, the Company determined that criteria in SFAS No. 144, Accounting for the Impairment or Disposal of Long - Lived Assets, had been met. No impairment of assets to be sold is expected from the transaction. Management believes that this sale will be completed during the second quarter of 2006. In the second quarter of 2006, the assets will be grouped and reported as an asset held for sale.

OUTLOOK FOR 2006

We experienced strong sales performance during 2005 from the Woods US retail electrical corded products business, offset by lower volumes in our Contico and Glit business units. Price increases were passed along to our Woods US customers during 2005 as a result of the rise in copper prices in the last two years and we are implementing additional price increases in 2006. We anticipate a reduction in net sales from Woods US, as experienced in the first quarter of 2006, due to customers moving more of their purchases directly to Asian manufacturers. We continue to implement price increases for the Continental, Container and Contico business units in response to higher raw material costs. However, in the Contico business, we face the continuing challenge of passing through price increases to offset these higher costs, and sales volumes have been and are likely to continue to be negatively impacted as a result of raising prices.

We expect that the quality, shipping and production issues present at our Glit facilities in 2005 will continue to improve throughout 2006. We believe the Glit business unit will improve its quality level and cost control in its current operations and as they consolidate the Pineville, North Carolina operation into the Wrens, Georgia facility. We currently believe this consolidation will occur in 2006 and will result in improved profitability of our Glit business. In addition, we believe the disruption to our Glit operations over the last two years resulted in the loss of certain customers. While we expect to recover some of these lost sales, we may experience additional lost sales in 2006.

Cost of goods sold is subject to variability in the prices for certain raw materials, most significantly thermoplastic resins used in the manufacture of plastic products for the Continental and Contico businesses. Prices of plastic resins, such as polyethylene and polypropylene, have increased steadily from the latter half of 2002 through 2005.  Management has observed that the prices of plastic resins are driven to an extent by prices for crude oil and natural gas, in addition to other factors specific to the supply and demand of the resins themselves.  We are equally exposed to price changes for copper at our Woods US and Woods Canada business units. Prices for copper increased in late 2003 and have continued through the first quarter of 2006, rising significantly in the first quarter of 2006. Prices for aluminum and steel (raw materials used in our Metal Truck Box business), corrugated packaging material and other raw materials have also accelerated over the past year. We have not employed an active hedging program related to our commodity price risk, but are employing other strategies for managing this risk, including contracting for a certain percentage of resin needs through supply agreements and opportunistic spot purchases.  We have experienced cost increases in the prices of primary raw materials used in our products and inflation on other costs such as packaging materials, utilities and freight. In a climate of rising raw material costs (and especially in 2005), we experience difficulty in raising prices to shift these higher costs to our consumer customers for our plastic products.  Our future earnings may be negatively impacted to the extent further increases in costs for raw materials cannot be recovered or offset through higher selling prices. We cannot predict the direction our raw material prices will take during 2006 and beyond.

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

On March 9, 2006, in anticipation of not achieving the minimum Fixed Charge Coverage Ratio as of the end of each quarter of 2006, we obtained the Sixth Amendment to the Bank of America Credit Agreement. The Sixth Amendment adjusts the Minimum Availability such that our eligible collateral must exceed the sum of our outstanding borrowings and letters of credit under the Revolving Credit Facility by at least $5.0 million from the effective date of the Sixth Amendment through September 29, 2006 and by at least $7.5 million from September 30, 2006 until the date we deliver our financial statements for the first quarter of 2007 to our lenders. Subsequent to the delivery of the financial statements for the first quarter of 2007, the Sixth Amendment reestablishes the minimum Fixed Charge Coverage Ratio as originally set forth in the Bank of America Credit Agreement. The Sixth Amendment also reduces the maximum allowable capital expenditures for 2006 from $15.0 million to $12.0 million, and increases the interest rate margins on all of our outstanding borrowings and letters of credit to the largest margins set forth in the Bank of America Credit Agreement. Interest rate margins will return to levels set forth in the Bank of America Credit Agreement subsequent to the delivery of our financial statements for the first quarter of 2007 to our lenders.

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

ENVIRONMENTAL AND OTHER CONTINGENCIES

    See Note 9 to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion of environmental and other contingencies.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    See Note 2 to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion of recently issued accounting pronouncements.

CRITICAL ACCOUNTING POLICIES

    We disclosed details regarding certain of our critical accounting policies in the Management’s Discussion and Analysis section of our Annual Report on Form 10-K for the year ended December 31, 2005 (Part II, Item 7). There have been no changes to policies as of March 31, 2006, except for the adoption of SFAS No. 123R.

Effective January 1, 2006, the Company adopted SFAS No. 123R using the modified prospective method. SFAS No. 123R sets the accounting requirement for “share-based” compensation to employees. This statement requires companies to recognize the grant-date fair value of stock options and other equity-based compensation issued to employees and disallows the use of the intrinsic value method of accounting for stock compensation. The fair value is estimated at the date of grant, for options, and quarterly, for stock appreciation rights, using a Black-Scholes option pricing model with weighted average assumptions for the activity under the various stock plans. Pricing model input assumptions such as expected term, volatility and the risk-free interest rate impact the fair value estimate. Further, the forfeiture rate impacts the amounts of aggregate compensation. These assumptions are subjective and generally require significant analysis and judgment to develop. When estimating fair value, some of the assumptions will be based on or determined from external data and other assumptions may be derived from our historical experience with share-based payment arrangements. The appropriate weight to place on historical experience is a matter of judgment, based on relevant facts and circumstances.

We used the simplified method, as allowed by Staff Accounting Bulletin (“SAB”) No. 107, Share-Based Payment, for estimating the expected term equal to the average between the minimum and maximum lives expected for each award. We currently estimate volatility by considering our historical stock volatility over a term comparable to the remaining expected life of each award. The risk-free interest rate is the current yield available on U.S. treasury rates with issues with a remaining term equal in term of each award. We estimate forfeitures using historical results. Our estimates of forfeitures will be adjusted over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from their estimate.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

    Our exposure to market risk associated with changes in interest rates relates primarily to our debt obligations. Accordingly, effective August 17, 2005, we entered into a two-year interest rate swap agreement on a notional amount of $25.0 million in the first year and $15.0 million in the second year. The fixed interest rate under the swap at March 31, 2006 and over the life of the agreement is 4.49%. Our interest obligations on outstanding debt at March 31, 2006 were indexed from short-term LIBOR. As a result of the current rising interest rate environment and the increase in the interest rate margins on our borrowings as a result of the Sixth Amendment to the Bank of America Credit Agreement, our exposures to interest rate risks could be material to our financial position or results of operations.

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

Commodity Price Risk

    We have not employed an active hedging program related to our commodity price risk, but are employing other strategies for managing this risk, including contracting for a certain percentage of resin needs through supply agreements and opportunistic spot purchases. See Management’s Discussion and Analysis of Financial Condition and Results of Operations - Outlook for 2006 in Part I, Item 2 of this Quarterly Report on Form 10-Q, for further discussion of our exposure to increasing raw material costs.

Item 4. CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings with the Securities and Exchange Commission (“SEC”) is reported within the time periods specified in the SEC's rules, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We also have investments in certain unconsolidated entities. The oversight of these entities includes an assessment of controls over the recording of related amounts in the consolidated financial statements, including controls over the selection of accounting methods, the recognition of equity method income and losses, and the determination, valuation, and recording of assets in our investment account balances.

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

There have been no changes in Katy’s internal control over financial reporting during the quarter and year ending March 31, 2006 that has materially affected, or is reasonably likely to materially affect Katy’s internal control over financial reporting.

As noted in our Annual Report on Form 10-K for the year ended December 31, 2004, our Glit facility in Wrens, Georgia lacks a perpetual inventory system and relies on quarterly physicals to value inventory. Throughout 2004, we adjusted our material cost of sales estimate (for preparation of non-quarter-end interim financial statements) to reflect rising material cost of sales.

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

In light of the above developments, our management requested that our independent auditor, PricewaterhouseCoopers LLP (“PwC”), perform a comprehensive analysis of the Wrens inventory process controls. As part of the analysis, PwC conducted, in the Spring of 2005, an on-site review of the operations and inventory-related process controls of the Wrens facility as well as related certain back-office processes conducted in St. Louis, Missouri.

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

The following is a summary of the specific actions that have been taken to correct the internal control deficiencies and related status as of March 31, 2006:

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

•
Establishment of improved interim recording of raw material usage - The shop floor module in PRMS (the facility’s ERP system) was activated on July 1, 2005. Large raw material variances are now reviewed and/or isolated by work order to allow bill of material (“BOM”) corrections as required. Miscellaneous inventory transactions are being downloaded and reviewed at least weekly by cost accounting. A supplemental system was also re-implemented to allow the daily review of costed non-woven production runs to identify process or material variances. The output of this system yields a daily cost per yard of non-woven material produced, as well as an average cost per yard over multiple batches/runs. This information was used as a reference point and allowed material cost verifications with PRMS formula BOMs.

•
Reestablishment of a monthly physical inventory until the PRMS perpetual inventory process is re-implemented - This location’s monthly physical inventory was reinstituted for the February 2005 accounting close. We continue taking a monthly physical inventory throughout the remaining part of 2005 and into 2006.

•
Establishment of security measures to mitigate the risk of theft - All employees were issued parking permits to help identify on-site traffic of non-employees. A security camera system was installed and became operational in June 2005. Cameras provide monitoring of key plant areas by both security personnel and key managers.

•
Improvement in bill of material and routing accuracy - In July 2005, a BOM accuracy project was completed which encompassed the review of the most significant BOMs across all product lines. Efforts are now ongoing to review remaining BOMs, prioritizing based on sales volumes and comparative analysis with other BOMs of like material/sizes. All remaining significant BOMs, based on volume levels, were updated by February 1, 2006.

•
Proper staffing and planning of PRMS re-implementation - The PRMS re-implementation was completed at the end of July 2005. The Material Planning and Scheduling module of PRMS was completed in the fourth quarter of 2005. The total re-implementation was facilitated by a consultant with expertise with both PRMS and ERP system implementation across varied industries.

•
Establishment of procedures for production reporting and inventory transactions - Detailed procedures for reporting of production in PRMS have been issued. The implementation of scanning for inventory transactions was completed in August and documented procedures were completed in September, 2005. Any additional procedures will be finalized and documented when they are validated.

•
Activation of PRMS production and inventory system - The system was fully activated on February 1, 2006 which allows the accumulation and reporting of transactions, maintenance of perpetual inventory records, and the calculation of standard cost and related variances. The system will continue to operate in parallel with the monthly physical inventory until all significant variances will be identified and corrected.

The implementation of our action plan is an ongoing process.  Although we believe that we have made significant progress in the items noted above, we have not yet fully implemented certain of the PwC recommendations, including the establishment and validation, to an appropriate accuracy level, of a perpetual inventory system.  Accordingly, we are unable to conclude as of March 31, 2006 that our inventory process controls at our Wrens facility are adequate without the monthly physical inventory counts. In our Annual Report for the year ended December 31, 2005, we believed that the activation of the PRMS production and inventory system would allow the Company to conclude on the adequacy of internal controls at our Wrens, Georgia facility by the end of the second quarter of 2006. To ensure the appropriate level of accuracy in the reporting of transactions is obtained, the Company now believes that it will not be able to conclude on the adequacy of internal controls at our Wrens, Georgia facility until the third quarter of 2006.

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Except as otherwise noted in Note 9 to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, during the quarter for which this report is filed, there have been no material developments in previously reported legal proceedings, and no other cases or legal proceedings, other than ordinary routine litigation incidental to the Company’s business and other nonmaterial proceedings, were brought against the Company.

Item 1A. RISK FACTORS

We are affected by risks specific to us as well as factors that affect all businesses operating in a global market. The significant factors known to us that could materially adversely affect our business, financial condition, or operating results are described in our most recently filed Annual Report on Form 10-K (Item 1A of Part I). There has been no material change in those risk factors.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 20, 2003, the Company announced a plan to spend up to $5.0 million to repurchase shares of its common stock. In 2004, 12,000 shares of common stock were repurchased on the open market for approximately $75 thousand under this plan, while in 2003, 482,800 shares of common stock were repurchased on the open market for approximately $2.5 million. The Company suspended further purchases under the plan on May 10, 2004. On December 5, 2005, we announced the resumption of the plan. During 2005, the Company purchased 3,200 shares of common stock on the open market for less than $0.1 million. During the three months ended March 31, 2006, the Company purchased 1,200 shares of common stock on the open market for less than $0.1 million.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company has filed a Proxy Statement pursuant to Section 14(a) of the Securities Exchange Act of 1934 in advance of our Annual Meeting of Shareholders to be held on Thursday, May 25, 2006.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

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

KATY INDUSTRIES, INC.
Registrant

DATE: May 10, 2006                                 By /s/ Anthony T. Castor III
                  Anthony T. Castor III
                  President and Chief Executive Officer

                   By /s/ Amir Rosenthal
                  Amir Rosenthal
                  Vice President, Chief Financial Officer,
                  General Counsel and Secretary