Form 10-Q
period 2006-08-09
KATY INDUSTRIES INC
filed 2006-08-09
CIK 54681

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2006

or
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class	Outstanding at July 31, 2006
Common Stock, $1 Par Value	7,963,577 Shares

KATY INDUSTRIES, INC.
FORM 10-Q
June 30, 2006

INDEX

			Page
PART I	FINANCIAL INFORMATION

	Item 1.	Financial Statements:

		Condensed Consolidated Balance Sheets
		June 30, 2006 and December 31, 2005 (unaudited)	3,4

		Condensed Consolidated Statements of Operations
		Three Months and Six Months Ended June 30, 2006 and 2005 (unaudited)	5

		Condensed Consolidated Statements of Cash Flows
		Six Months Ended June 30, 2006 and 2005 (unaudited)	6

		Notes to Condensed Consolidated Financial Statements (unaudited)	7

	Item 2.	Management's Discussion and Analysis of Financial
		Condition and Results of Operations	30

	Item 3.	Quantitative and Qualitative Disclosures about Market Risk	45

	Item 4.	Controls and Procedures	45

PART II	OTHER INFORMATION

	Item 1.	Legal Proceedings	48

	Item 1A.	Risk Factors	48

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	48

	Item 3.	Defaults Upon Senior Securities	48

	Item 4.	Submission of Matters to a Vote of Security Holders	48

	Item 5.	Other Information	49

	Item 6.	Exhibits	49

	Signatures		52

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

KATY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands)
(Unaudited)

ASSETS

	June 30,	December 31,
	2006	2005
CURRENT ASSETS:

Cash and cash equivalents	$4,565	$8,421
Accounts receivable, net	54,102	63,612
Inventories, net	57,522	62,799
Other current assets	3,653	3,600

Total current assets	119,842	138,432

OTHER ASSETS:

Goodwill	665	665
Intangibles, net	6,563	6,946
Other	9,706	8,643

Total other assets	16,934	16,254

PROPERTY AND EQUIPMENT
Land and improvements	1,789	1,732
Buildings and improvements	13,255	14,011
Machinery and equipment	138,233	140,514

	153,277	156,257
Less - Accumulated depreciation	(99,673)	(98,260)

Property and equipment, net	53,604	57,997

Total assets	$190,380	$212,683

See Notes to Condensed Consolidated Financial Statements.

KATY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except Share Data)
(Unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	June 30,	December 31,
	2006	2005
CURRENT LIABILITIES:

Accounts payable	$28,714	$47,449
Accrued compensation	3,583	4,071
Accrued expenses	38,208	37,713
Current maturities of long-term debt	2,857	2,857
Revolving credit agreement	49,056	41,946

Total current liabilities	122,418	134,036

LONG-TERM DEBT, less current maturities	10,248	12,857

OTHER LIABILITIES	8,764	10,497

Total liabilities	141,430	157,390

COMMITMENTS AND CONTINGENCIES (Note 9)	-	-

STOCKHOLDERS’ EQUITY
15% Convertible Preferred Stock, $100 par value, authorized
1,200,000 shares, issued and outstanding 1,131,551 shares,
liquidation value $113,155	108,256	108,256
Common stock, $1 par value, authorized 35,000,000 shares,
issued 9,822,304 shares	9,822	9,822
Additional paid-in capital	26,969	27,016
Accumulated other comprehensive income	4,045	3,158
Accumulated deficit	(78,088)	(70,415)
Treasury stock, at cost, 1,856,027 and 1,874,027 shares, respectively	(22,054)	(22,544)

Total stockholders' equity	48,950	55,293

Total liabilities and stockholders' equity	$190,380	$212,683

See Notes to Condensed Consolidated Financial Statements.

KATY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005
(Thousands of Dollars, Except Share and Per Share Data)
(Unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005

Net sales	$92,080	$93,835	$172,335	$185,087
Cost of goods sold	79,786	83,074	149,222	165,505
Gross profit	12,294	10,761	23,113	19,582
Selling, general and administrative expenses	12,702	15,594	25,809	27,681
Severance, restructuring and related charges	71	466	853	638
(Gain) loss on sale of assets	(48)	(352)	54	(166)
Operating loss	(431)	(4,947)	(3,603)	(8,571)
Interest expense	(1,743)	(1,350)	(3,483)	(2,574)
Other, net	83	38	420	(10)

Loss from continuing operations before provision (benefit)
for income taxes	(2,091)	(6,259)	(6,666)	(11,155)
Provision (benefit) for income taxes from continuing operations	406	(134)	658	(2)

Loss from continuing operations	(2,497)	(6,125)	(7,324)	(11,153)
Income from operations of discontinued businesses
(net of tax)	545	79	337	459
Gain on sale of discontinued businesses (net of tax)	70	-	70	-

Loss before cumulative effect of a change in accounting principle	(1,882)	(6,046)	(6,917)	(10,694)
Cumulative effect of a change in accounting principle (net of tax)	-	-	(756)	-

Net loss	$(1,882)	$(6,046)	$(7,673)	$(10,694)

Loss per share of common stock - Basic and diluted:
Loss from continuing operations	$(0.31)	$(0.77)	$(0.92)	$(1.40)
Discontinued operations	0.08	0.01	0.05	0.05
Cumulative effect of a change in accounting principle	-	-	(0.09)	-
Net loss	$(0.23)	$(0.76)	$(0.96)	$(1.35)

Weighted average common shares outstanding (thousands):
Basic and diluted	7,979	7,948	7,975	7,947

See Notes to Condensed Consolidated Financial Statements.

KATY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005
(Thousands of Dollars)
(Unaudited)

	2006	2005
Cash flows from operating activities:
Net loss	$(7,673)	$(10,694)
Income from operations of discontinued business	(407)	(459)
Loss from continuing operations	(8,080)	(11,153)
Cumulative effect of a change in accounting principle	756	-
Depreciation and amortization	5,191	5,705
Amortization of debt issuance costs	582	557
Stock option expense	371	1,953
Loss (gain) on sale of assets	54	(166)
	(1,126)	(3,104)
Changes in operating assets and liabilities:
Accounts receivable	10,640	9,526
Inventories	2,545	5,132
Other assets	19	(330)
Accounts payable	(13,576)	(5,277)
Accrued expenses	559	(4,246)
Other, net	(2,733)	(2,217)
	(2,546)	2,588

Net cash used in continuing operations	(3,672)	(516)
Net cash (used in) provided by discontinued operations	(520)	1,004
Net cash (used in) provided by operating activities	(4,192)	488

Cash flows from investing activities:
Capital expenditures of continuing operations	(1,857)	(2,943)
Capital expenditures of discontinued operations	-	(11)
Collections of note receivable from sale of subsidiary	-	106
Proceeds from sale of discontinued operations, net	2,542	-
Proceeds from sale of assets	238	600
Net cash provided by (used in) investing activities	923	(2,248)

Cash flows from financing activities:
Net borrowings (repayments) on revolving loans	6,835	(410)
Decrease in book overdraft	(4,315)	-
Repayments of term loans	(2,609)	(2,142)
Direct costs associated with debt facilities	(166)	(135)
Repurchases of common stock	(75)	-
Proceeds from the exercise of stock options	147	-
Net cash used in financing activities	(183)	(2,687)

Effect of exchange rate changes on cash and cash equivalents	(404)	(15)
Net decrease in cash and cash equivalents	(3,856)	(4,462)
Cash and cash equivalents, beginning of period	8,421	8,525
Cash and cash equivalents, end of period	$4,565	$4,063

Supplemental disclosure of non-cash investing activities:
Note receivable from sale of discontinued operations	$1,200	$-

See Notes to Condensed Consolidated Financial Statements.

KATY INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006
(Unaudited)

(1) Significant Accounting Policies

Consolidation Policy and Basis of Presentation
The condensed consolidated financial statements include the accounts of Katy Industries, Inc. and subsidiaries in which it has a greater than 50% interest, collectively “Katy” or the Company. All significant intercompany accounts, profits and transactions have been eliminated in consolidation. Investments in affiliates that are not majority owned and where the Company exercises significant influence are reported using the equity method. The condensed consolidated financial statements at June 30, 2006 and December 31, 2005 and for the three and six month periods ended June 30, 2006 and June 30, 2005 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial condition and results of operations of the Company. Interim results may not be indicative of results to be realized for the entire year. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

Inventories
The components of inventories are as follows (amounts in thousands):
	June 30,	December 31,
	2006	2005

Raw materials	$16,696	$23,314
Work in process	775	1,766
Finished goods	50,362	48,949
Excess and obsolete inventory reserve	(4,286)	(4,548)
LIFO reserve	(6,025)	(6,682)
	$57,522	$62,799

        At June 30, 2006 and December 31, 2005, approximately 30% and 39%, respectively, of Katy’s inventories were accounted for using the last-in, first-out (“LIFO”) method of costing, while the remaining inventories were accounted for using the first-in, first-out (“FIFO”) method. Current cost, as determined using the FIFO method, exceeded LIFO cost by $6.0 million and $6.7 million at June 30, 2006 and December 31, 2005, respectively. The reduction in the LIFO reserve primarily resulted from the sale of the Metal Truck Box business unit.

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

Property, Plant and Equipment
Property and equipment are stated at cost and depreciated over their estimated useful lives: buildings (10-40 years) generally using the straight-line method; machinery and equipment (3-20 years) using straight-line or composite methods; tooling (5 years) using the straight-line method; and leasehold improvements using the straight-line method over the remaining lease period or useful life, if shorter. Costs for repair and maintenance of machinery and equipment are expensed as incurred, unless the result significantly increases the useful life or functionality of the asset, in which case capitalization is considered. Depreciation expense from continuing operations was $2.5 million and $4.9 million, and $2.7 million and $5.3 million for the three and six month periods ended June 30, 2006 and 2005, respectively.

Katy adopted SFAS No. 143, Accounting for Asset Retirement Obligations (“SFAS No. 143”), on January 1, 2003. SFAS No. 143 requires that an asset retirement obligation associated with the retirement of a tangible long-lived asset be recognized as a liability in the period in which it is incurred or becomes determinable, with an associated increase in the carrying amount of the related long-term asset. The cost of the tangible asset, including the initially recognized asset retirement cost, is depreciated over the useful life of the asset. In accordance with SFAS No. 143, the Company has recorded as of June 30, 2006 an asset of $0.8 million and related liability of $1.1 million for retirement obligations associated with returning certain leased properties to the respective lessors upon the termination of the lease arrangements. A summary of the changes in asset retirement obligation since December 31, 2005 is included in the table below (amounts in thousands):

SFAS No. 143 Obligation at December 31, 2005	$1,068
Accretion expense	26
Changes in estimates, including timing	-
SFAS No. 143 Obligation at June 30, 2006	$1,094

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

Katy’s outstanding stock options all had established measurement dates and therefore, fixed plan accounting was applied, generally resulting in no compensation expense for stock option awards. However, the Company issued stock appreciation rights, stock awards and restricted stock awards which were accounted for as variable stock compensation awards for which compensation expense was recorded. Compensation (income) expense associated with stock appreciation rights was ($0.2 million) and ($0.8 million) for the three and six month periods ended June 30, 2005, respectively. No compensation (income) expense relative to restricted stock awards was recognized in the three and six month periods ended June 30, 2005. Compensation (income) expense for stock awards and stock appreciation rights is recorded in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

Effective January 1, 2006, the Company has adopted SFAS No. 123R, Share-Based Payment (“SFAS No. 123R”), using the modified prospective method. Under this method, compensation cost recognized during the six month period ended June 30, 2006 includes: a) compensation cost for all stock options granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with SFAS No. 123R amortized over the options’ vesting period; b) compensation cost for stock appreciation rights granted prior to, but vested as of January 1, 2006, based on the January 1, 2006 fair value estimated in accordance with SFAS No. 123R; and c) compensation cost for stock appreciation rights granted prior to and vested as of June 30, 2006 based on the June 30, 2006 fair value estimated in accordance with SFAS No. 123R.

The following table shows total compensation (income) expense (see Note 7 for descriptions of Stock Incentive Plans) included in the Condensed Consolidated Statements of Operations for the three and six month periods ended June 30, 2006:

	Three Months	Six Months
	Ended June 30,	Ended June 30,
	2006	2006

Selling, general and administrative expense	$(462)	$27
Cumulative effect of a change in accounting principle	-	756
	$(462)	$783

The cumulative effect of a change in accounting principle reflects the compensation cost for stock appreciation rights granted prior to, but vested as of January 1, 2006, based on the January 1, 2006 fair value. Prior to the effective date, no compensation cost was accrued associated with SARs as all of these stock awards were out of the money. Pro forma results for the prior period have not been restated. As a result of adopting SFAS No. 123R on January 1, 2006, the Company’s net loss for the three and six month periods ended June 30, 2006 is approximately $0.5 million lower and $0.8 million higher, respectively, than had it continued to account for stock-based employee compensation under APB No. 25. Basic and diluted net loss per share for the three and six month periods ended June 30, 2006 would have been $0.29 and $0.86, respectively, had the Company not adopted SFAS No. 123R, compared to reported basic and diluted net loss per share of $0.24 and $0.96, respectively. The adoption of SFAS No. 123R had approximately $0.4 million positive impact on cash flows from operations with the recognition of a liability for the outstanding and vested stock appreciation rights. The adoption of SFAS No. 123R had no impact on cash flows from financing.

The fair value for stock options was estimated at the date of grant using a Black-Scholes option pricing model. The Company used the simplified method, as allowed by Staff Accounting Bulletin (“SAB”) No. 107, Share-Based Payment, for estimating the expected term equal to the average between the minimum and maximum lives expected for each award, ranging from 5.30 years to 6.50 years. In addition, the Company estimated volatility, ranging from 53.8% to 57.6%, by considering its historical stock volatility over a term comparable to the remaining expected life of each award. The risk-free interest rate, ranging from 3.98% to 4.48%, was the current yield available on U.S. treasury rates with issues with a remaining term equal in term to each award. The Company estimates forfeitures using historical results. Its estimates of forfeitures will be adjusted over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from their estimate.

The fair value for stock appreciation rights, a liability award, was estimated at the effective date of SFAS No. 123R and June 30, 2006 using a Black-Scholes option pricing model. The Company estimated the expected term equal to the average between the minimum and maximum lives expected for each award, ranging from 0.2 years to 6.0 years. In addition, the Company estimated volatility, ranging from 49.8% to 63.4%, by considering its historical stock volatility over a term comparable to the remaining expected life of each award. The risk-free interest rate, ranging from 4.54% to 5.13%, was the current yield available on U.S. treasury rates with issues with a remaining term equal in term of each award. The Company estimates forfeitures using historical results. Its estimates of forfeitures will be adjusted over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from their estimate.

The following table illustrates the effect on net loss and net loss per share had the Company applied the fair value recognition provisions of SFAS No. 123R to account for the Company’s employee stock option awards for the three and six month periods ended June 30, 2005 because these awards were not accounted for using the fair value recognition method during those periods. However, no impact was present on net loss as all stock option awards were vested prior to the time period presented. For purposes of pro forma disclosure, the estimated fair value of the stock awards, as prescribed by SFAS No. 123, is amortized to expense over the vesting period:

	Three Months	Six Months
	Ended June 30,	Ended June 30,
	2005	2005
Net loss	$(6,046)	$(10,694)
Add: Stock-based employee compensation expense
included in reported net income, with no related
tax effects	1,953	1,953
Deduct: Total stock-based employee
compensation expense determined under fair
value based method for all awards, with no
related tax effects	(14)	(14)

Pro forma net loss	$(4,107)	$(8,755)

Loss per share:
Basic and diluted - as reported	$(0.76)	$(1.35)
Basic and diluted - pro forma	$(0.52)	$(1.10)

The historical pro forma impact of applying the fair value method prescribed by SFAS No. 123 is not representative of the impact that may be expected in the future due to changes resulting from additional grants and changes in assumptions such as volatility, interest rates, and the expected life used to estimate fair value of stock options and other stock awards. Note that the above proforma disclosure was not presented for the three and six month periods ended June 30, 2006 because all stock awards have been accounted for using the fair value recognition method under SFAS No. 123R for these periods.

Derivative Financial Instruments
Effective August 17, 2005, the Company entered into an interest rate swap agreement designed to limit exposure to increasing interest rates on its floating rate indebtedness. The differential to be paid or received is recognized as an adjustment of interest expense related to the debt upon settlement. In connection with the Company’s adoption of SFAS No. 133, Accounting for Derivative Financial Instruments and Hedging Activities (“SFAS No. 133”), the Company is required to recognize all derivatives, such as interest rate swaps, on its balance sheet at fair value. As the derivative instrument held by the Company is classified as a hedge under SFAS No. 133, changes in the fair value of the derivative will be offset against the change in fair value of the hedged liability through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. Hedge ineffectiveness associated with the swap will be reported by the Company in interest expense.

The agreement has an effective date of August 17, 2005 and a termination date of August 17, 2007 with a notional amount of $25.0 million in the first year declining to $15.0 million in the second year. The Company is hedging its variable LIBOR-based interest rate for a fixed interest rate of 4.49% for the term of the swap agreement to protect the Company from potential interest rate increases. The Company has designated its benchmark variable LIBOR-based interest rate on a portion of the Bank of America Credit Agreement as a hedged item under a cash flow hedge. In accordance with SFAS No. 133, the Company recorded an asset of $0.2 million on its balance sheet at June 30, 2006, with changes in fair market value included in other comprehensive income.

The Company reported no gain or loss for the three and six months ended June 30, 2006, as a result of any hedge ineffectiveness. Future changes in this swap arrangement, including termination of the agreement, may result in a reclassification of any gain or loss reported in other comprehensive income into earnings as an adjustment to interest expense.

Details regarding the swap as of June 30, 2006 are as follows (amounts in thousands):

	Notional Amount	Maturity	Rate Paid	Rate Received	Fair Value (2)
	$ 25,000	August 17, 2007	4.49%	LIBOR (1)	$ 199

(1)	LIBOR rate is determined on the 23rd of each month and continues up to and including the maturity date.

(2)	The fair value is the mark-to-market value.

Comprehensive Loss
The components of comprehensive loss are as follows (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net loss	$(1,882)	$(6,046)	$(7,673)	$(10,694)
Foreign currency translation gains (losses)	838	(1,045)	754	(1,444)
Unrealized gains on interest rate swap	40	-	133	-
	878	(1,045)	887	(1,444)
Comprehensive loss	$(1,004)	$(7,091)	$(6,786)	$(12,138)

Reclassifications
Certain reclassifications were made to the 2005 financial statements in order to conform to the 2006 presentation. In addition, the Company in the fourth quarter of 2005 determined that certain items previously classified as severance, restructuring and related charges during the first three quarters of 2005 of $1.1 million should have been classified as costs of goods sold ($0.7 million) and selling, general and administrative expenses ($0.4 million). For the three and six months ended June 30, 2005, the Company reclassified $0.3 million and $0.3 million, respectively, from severance, restructuring and related charges to cost of goods sold. For the three and six months ended June 30, 2005, the Company reclassified $0.2 million and $0.4 million, respectively, from severance, restructuring and related charges to selling, general and administrative expenses. These reclassifications did not impact the Company’s reported net income (loss), income (loss) from continuing operations or cash flows from operations. Additionally, the impact to the Company’s reported gross profit in these quarters was not significant.

(2) New Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which describes a comprehensive model for the measurement, recognition, presentation and disclosure of uncertain tax positions in the financial statements. Under the interpretation, the financial statements will reflect expected future tax consequences of such positions presuming the tax authorities’ full knowledge of the position and all relevant facts, but without considering time values. For the Company, the provisions of FIN 48 are effective January 1, 2007. The Company is assessing the impact this interpretation may have in its future financial statements.

(3) Intangible Assets

Following is detailed information regarding Katy’s intangible assets (amounts in thousands):

	June 30,			December 31,
	2006			2005
	Gross	Accumulated	Net Carrying	Gross	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Patents	$1,420	$(993)	$427	$1,409	$(954)	$455
Customer lists	10,438	(8,016)	2,422	10,643	(7,997)	2,646
Tradenames	5,522	(2,208)	3,314	5,498	(2,075)	3,423
Other	441	(41)	400	441	(19)	422
Total	$17,821	$(11,258)	$6,563	$17,991	$(11,045)	$6,946

All of Katy’s intangible assets are definite long-lived intangibles. Katy recorded amortization expense on intangible assets of $0.2 million and $0.1 million for the three month periods ended June 30, 2006 and 2005, respectively, and $0.3 million and $0.3 million for the six month periods ended June 30, 2006 and 2005, respectively. Estimated aggregate future amortization expense related to intangible assets is as follows (amounts in thousands):

            2006 (remainder)    $    299
            2007               635
            2008               618
            2009               587
            2010               540
            2011               509
            Thereafter             3,375

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

SESCO has a legally enforceable right to offset amounts it owes to the Authority under the loan agreement (scheduled principal repayments) against amounts that are owed from the Authority under the service agreement. At June 30, 2006, no amounts were outstanding as a result of the sale of the partnership discussed further below. Accordingly, the amounts owed to and due from SESCO have been netted for financial reporting purposes and are not shown on the Condensed Consolidated Balance Sheets in accordance with FASB Interpretation (“FIN”) No. 39, Offsetting of Amounts Related to Certain Contracts.

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

The partnership, with Montenay's leadership, assumed SESCO's position in various contracts relating to the facility's operation. Under the partnership agreement, SESCO contributed its assets and liabilities (except for its liability under the loan agreement with the Authority and the related receivable under the service agreement with the Authority) to the partnership. While SESCO had a 99% interest as a limited partner, profits and losses were allocated 1% to SESCO and 99% to Montenay. In addition, Montenay had the day to day responsibility for administration, operations, financing and other matters of the partnership. While the above partnership qualifies as a variable interest entity, the Company was not the primary beneficiary as defined by FIN No. 46, Consolidation of Variable Interest Entities, and accordingly, the partnership is not consolidated. SESCO did not meet the criteria as the primary beneficiary as Montenay receives 99% of all profits and losses, Montenay was required to finance the partnership, partners were not obligated to contribute additional capital, and Montenay had agreed to indemnify SESCO for any losses incurred due to a breach in the service agreement.

Katy agreed to pay Montenay $6.6 million over the span of seven years under a note payable in return for Montenay assuming the risks associated with the partnership and its operation of the waste-to-energy facility. In the first quarter of 2002, the Company recognized a charge of $6.0 million consisting of 1) the discounted value of the $6.6 million note, 2) the carrying value of certain assets contributed to the partnership, consisting primarily of machinery spare parts, and 3) costs to close the transaction. It should be noted that all of SESCO's long-lived assets were reduced to a zero value in 2001, so no additional impairment was required. On a going forward basis, Katy expected that income statement activity associated with its involvement in the partnership will not be material, and Katy's Consolidated Balance Sheet will carry the liability mentioned above.

Certain amounts may have been due to SESCO upon expiration of the service agreement in 2008; also, Montenay may have purchased SESCO's interest in the partnership at that time. Katy did not record any amounts receivable or other assets relating to amounts that may have been received at the time the service agreement expired, given their uncertainty.

To induce the required parties to consent to the SESCO partnership transaction, SESCO retained its liability under the loan agreement. In connection with that liability, SESCO also retained its right to receive the debt service component of the monthly disposal fee. In addition to SESCO retaining its liabilities under the loan agreement, to induce the required parties to consent to the partnership transaction, Katy continued to guarantee the obligations of the partnership under the service agreement. The partnership was liable for liquidated damages under the service agreement if it failed to accept the minimum amount of waste or to meet other performance standards under the service agreement. Additionally, Montenay had agreed to indemnify Katy for any breach of the service agreement by the partnership.

On June 27, 2006, the Company and Montenay amended the partnership agreement in order to allow the Company to completely exit from the SESCO operations and related obligations. In addition, Montenay became the guarantor under the loan obligation for the IRBs. Montenay purchased the Company’s limited partnership interest for $0.1 million and a reduction of approximately $0.6 million in the face amount due to Montenay as agreed upon in the original partnership agreement. In addition, Montenay removed the Company as the performance guarantor under the service agreement. As a result of the above transaction, the Company recorded $0.4 million within income from discontinued operations during the three and six months ended June 30, 2006 given the reduction in the face amount due to Montenay as agreed upon in the original partnership agreement. In addition, the Company recorded a gain on the sale of the partnership interest of approximately $0.1 million as reflected within gain on sale of discontinued operations.

The table below schedules the remaining payments due to Montenay as of June 30, 2006 which are reflected in accrued expenses in the Condensed Consolidated Balance Sheets (in thousands):

2006	$1,500
2007	400
$1,900

(5) Indebtedness

Long-term debt consists of the following (amounts in thousands):

	June 30,	December 31,
	2006	2005

Term loan payable under Bank of America Credit Agreement, interest based
on LIBOR and Prime Rates (8.38% - 9.50%), due through 2009	$13,105	$15,714
Revolving loans payable under the Bank of America Credit Agreement,
interest based on LIBOR and Prime Rates (8.00% - 9.25%)	49,056	41,946
Total debt	62,161	57,660
Less revolving loans, classified as current (see below)	(49,056)	(41,946)
Less current maturities	(2,857)	(2,857)
Long-term debt	$10,248	$12,857

        Aggregate remaining scheduled maturities of the Term Loan as of June 30, 2006 are as follows (amounts in thousands):

2006	$1,429
2007	2,857
2008	2,857
2009	5,962

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

The Revolving Credit Facility has an expiration date of April 20, 2009 and its borrowing base is determined by eligible inventory and accounts receivable. The Term Loan also has a final maturity date of April 20, 2009 with quarterly payments of $0.7 million. A final payment of $5.3 million is scheduled to be paid in April 2009. The Term Loan is collateralized by the Company’s property, plant and equipment.

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

Letters of credit totaling $8.1 million were outstanding at June 30, 2006, which reduced the unused borrowing availability under the Revolving Credit Facility.

All extensions of credit under the Bank of America Credit Agreement are collateralized by a first priority security interest in and lien upon the capital stock of each material domestic subsidiary (65% of the capital stock of each material foreign subsidiary), and all present and future assets and properties of Katy. Customary restrictions apply under the Bank of America Credit Agreement. Until September 30, 2004, interest accrued on Revolving Credit Facility borrowings at 175 basis points over applicable LIBOR rates and at 200 basis points over LIBOR for borrowings under the Term Loan. In accordance with the Bank of America Credit Agreement, margins (i.e. the interest rate spread above LIBOR) increased by 25 basis points in the fourth quarter of 2004 based upon certain leverage measurements. Margins increased an additional 25 basis points in the first quarter of 2005 based on the Company’s leverage ratio (as defined in the Bank of America Credit Agreement) as of December 31, 2004 and increased another 50 basis points upon the effective date of the Third Amendment (see below). Additionally, margins on the Term Loan will drop by 25 basis points if the balance of the Term Loan is reduced below $10.0 million. Interest accrues at higher margins on prime rates for swing loans, the amounts of which were nominal at June 30, 2006.

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

For the three and six months ended June 30, 2006 and 2005, the Company had amortization of debt issuance costs of $0.3 million and $0.6 million, and $0.3 million and $0.6 million, respectively. In addition, the Company incurred and expensed $0.2 million and $0.1 million associated with amending the Bank of America Credit Agreement, as discussed above, in the six months ended June 30, 2006 and 2005, respectively.

The Revolving Credit Facility under the Bank of America Credit Agreement requires lockbox agreements which provide for all receipts to be swept daily to reduce borrowings outstanding. These agreements, combined with the existence of a material adverse effect (“MAE”) clause in the Bank of America Credit Agreement, caused the revolving credit facility to be classified as a current liability, per guidance in the Emerging Issues Task Force Issue No. 95-22, Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement. The Company does not expect to repay, or be required to repay, within one year, the balance of the revolving credit facility classified as a current liability. The MAE clause, which is a fairly typical requirement in commercial credit agreements, allows the lenders to require the loan to become due if they determine there has been a material adverse effect on the Company’s operations, business, properties, assets, liabilities, condition, or prospects. The classification of the revolving credit facility as a current liability is a result only of the combination of the lockbox agreements and MAE clause. The Bank of America Credit Agreement does not expire or have a maturity date within one year, but rather has a final expiration date of April 20, 2009. The lender had not notified the Company of any indication of a MAE at June 30, 2006, and the Company was not in default of any provision of the Bank of America Credit Agreement at June 30, 2006.

All of the debt under the Bank of America Credit Agreement is re-priced to current rates at frequent intervals. Therefore, its fair value approximates its carrying value at June 30, 2006.

(6) Retirement Benefit Plans
Several of the Company’s subsidiaries have pension plans covering substantially all of their employees. These plans are noncontributory, defined benefit pension plans. The benefits to be paid under these plans are generally based on employees’ retirement age and years of service. The companies’ funding policies, subject to the minimum funding requirement of employee benefit and tax laws, are to contribute such amounts as determined on an actuarial basis to provide the plans with assets sufficient to meet the benefit obligations. Plan assets consist primarily of fixed income investments, corporate equities and government securities. The Company also provides certain health care and life insurance benefits for some of its retired employees. The post-retirement health plans are unfunded. Katy uses an annual measurement date of December 31 for the majority of its pension and other post-retirement benefit plans for all years presented. Information regarding the Company’s net periodic benefit cost for pension and other post-retirement benefit plans for the three and six months ended June 30, 2006 and 2005, is as follows (amounts in thousands):

	Pension Benefits
	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
Components of net periodic benefit cost:
Service cost	$2	$2	$4	$4
Interest cost	22	24	44	47
Expected return on plan assets	(22)	(26)	(44)	(52)
Amortization of net gain	14	19	28	39
Net periodic benefit cost	$16	$19	$32	$38

	Other Benefits
	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
Components of net periodic benefit cost:
Interest cost	$36	$48	$72	$95
Amortization of prior service cost	14	15	28	30
Amortization of net gain	10	15	20	30
Net periodic benefit cost	$60	$78	$120	$155

Required contributions to the pension plans for 2006 are $0.1 million and Katy made contributions of $0.1 million during the first quarter of 2006.

(7) Stock Incentive Plans

Stock Options

At the 1995 Annual Meeting, the Company’s stockholders approved the Long-Term Incentive Plan (the “1995 Incentive Plan”) authorizing the issuance of up to 500,000 shares of Company common stock pursuant to the grant or exercise of stock options, including incentive stock options, nonqualified stock options, SARs, restricted stock, performance units or shares and other incentive awards to executives and certain key employees. The Compensation Committee of the Board of Directors administers the 1995 Incentive Plan and determines to whom awards may be granted and the type of award, as well as the number of shares of Company common stock to be covered by each award and the terms and conditions of such awards. The exercise price of stock options granted under the 1995 Incentive Plan cannot be less than 100 percent of the fair market value of such stock on the date of grant. In the event of a Change in Control of the Company, awards granted under the 1995 Incentive Plan are subject to substantially similar provisions to those described under the 1997 Incentive Plan. The definition of Change in Control of the Company under the 1995 Incentive Plan is substantially similar to the definition described under the 1997 Incentive Plan below.

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

At the 1998 Annual Meeting, the Company’s stockholders approved the 1997 Long-Term Incentive Plan (the “1997 Incentive Plan”), authorizing the issuance of up to 875,000 shares of Company common stock pursuant to the grant or exercise of stock options, including incentive stock options, nonqualified stock options, SARs, restricted stock, performance units or shares and other incentive awards. The Compensation Committee of the Board of Directors administers the 1997 Incentive Plan and determines to whom awards may be granted and the type of award, as well as the number of shares of Company common stock to be covered by each award and the terms and conditions of such awards. The exercise price of stock options granted under the 1997 Incentive Plan cannot be less than 100 percent of the fair market value of such stock on the date of grant.

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

The following table summarizes stock option activity under each of the 1997 Incentive Plan, 1995 Incentive Plan, the Chief Executive Officer’s Plan, the Chief Financial Officer’s Plan and the Directors Plan:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Options	Price	Life	(in thousands)

Outstanding at December 31, 2005	1,856,350	$3.99

Granted	-	$0.00
Exercised	(45,000)	$3.26
Expired	(6,000)	$13.57
Cancelled	(31,000)	$5.12

Outstanding at June 30, 2006	1,774,350	$3.96	6.99 years	$-

Vested and Exercisable at June 30, 2006	1,094,350	$4.76	5.73 years	$-

       As of June 30, 2006, total unvested compensation expense associated with stock options amounted to $0.5 million, and is being amortized on a straight-line basis over the respective option’s vesting period. The weighted average period in which the above compensation cost will be recognized is 0.98 years as of June 30, 2006.

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

The following table summarizes SARs activity under each of the 1997 Incentive Plan and the 2002 SAR Plan:

Non-Vested at December 31, 2005	85,115

Granted	20,000
Vested	(44,997)

Non-Vested at June 30, 2006	60,118

Total Outstanding at June 30, 2006	837,281

(8) Income Taxes

As of June 30, 2006 and December 31, 2005, the Company had deferred tax assets, net of deferred tax liabilities and valuation allowances, of $1.0 million, respectively. Domestic net operating loss (“NOL”) carry forwards comprised $34.8 million of the deferred tax assets. Katy’s history of operating losses in many of its taxing jurisdictions provides significant negative evidence with respect to the Company’s ability to generate future taxable income, a requirement in order to recognize deferred tax assets on the Condensed Consolidated Balance Sheets. For this reason, the Company was unable to conclude at June 30, 2006 and December 31, 2005 that NOLs and other deferred tax assets in the United States and certain unprofitable foreign jurisdictions would be utilized in the future. As a result, valuation allowances for these entities were recorded as of such dates for the full amount of deferred tax assets, net of the amount of deferred tax liabilities.

The provision for income taxes for the three and six months ended June 30, 2006 primarily reflects current expense for state and foreign income taxes. The benefit for income taxes for the three and six months ended June 30, 2005 reflects a foreign income tax benefit net of a current expense for state income taxes. Tax benefits were not recorded on the pre-tax net loss for the three and six months ended June 30, 2006 and 2005 as valuation allowances were recorded related to deferred tax assets created as a result of operating losses in the United States and certain foreign jurisdictions. As a result of accumulated operating losses in those jurisdictions, the Company has concluded that it was more likely than not that such benefits would not be realized.

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

Asbestos Claims

A. The Company has been named as a defendant in eight lawsuits filed in state court in Alabama by a total of approximately 215 individual plaintiffs. There are over 100 defendants named in each case. In all eight cases, the Plaintiffs claim that they were exposed to asbestos in the course of their employment at a former U.S. Steel plant in Alabama and, as a result, contracted mesothelioma, asbestosis, lung cancer or other illness. They claim that they were exposed to asbestos in products in the plant which were manufactured by each defendant. In six of the cases, Plaintiffs also assert wrongful death claims. The Company will vigorously defend the claims against it in these matters. The liability of the Company cannot be determined at this time.

B. Sterling Fluid Systems (USA) has tendered over 2,040 cases pending in Michigan, New Jersey, New York, Illinois, Nevada, Mississippi, Wyoming, Louisiana, Georgia, Massachusetts and California to the Company for defense and indemnification. With respect to one case, Sterling has demanded that Katy indemnify it for a $200,000 settlement. Sterling bases its tender of the complaints on the provisions contained in a 1993 Purchase Agreement between the parties whereby Sterling purchased the LaBour Pump business and other assets from the Company. Sterling has not filed a lawsuit against Katy in connection with these matters.

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

C. LaBour Pump Company, a former subsidiary of the Company, has been named as a defendant in over 325 similar cases in New Jersey. These cases have also been tendered by Sterling. The Company has elected to defend these cases, many of which have been dismissed or settled for nominal sums.

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

(10) Industry Segment Information

The Company is organized into two operating segments: Maintenance Products and Electrical Products. The activities of the Maintenance Products Group include the manufacture and distribution of a variety of commercial cleaning supplies and consumer home products. The Electrical Products Group is a marketer and distributor of consumer electrical corded products. For all periods presented, information for the Maintenance Products Group excludes amounts related to the Metal Truck Box business unit as the unit is classified as a discontinued operation as discussed further in Note 12. The following table sets forth information by segment (amounts in thousands):

			Three months ended June 30,		Six months ended June 30,
			2006	2005	2006	2005
Maintenance Products Group
Net external sales			$58,334	$59,494	$112,744	$116,706
Operating income (loss)			11	(1,401)	739	(5,914)
Operating margin (deficit)			0.0%	(2.4%)	0.7%	(5.1%)
Depreciation and amortization			2,326	2,556	4,657	4,962
Capital expenditures			855	1,502	1,508	2,792

Electrical Products Group
Net external sales			$33,746	$34,341	$59,591	$68,381
Operating income			1,922	1,154	1,981	4,067
Operating margin			5.7%	3.4%	3.3%	5.9%
Depreciation and amortization			223	349	462	703
Capital expenditures			173	44	336	151

Total
Net external sales	-	Operating segments	$92,080	$93,835	$172,335	$185,087
		Total	$92,080	$93,835	$172,335	$185,087

Operating income (loss)	-	Operating segments	$1,933	$(247)	$2,720	$(1,847)
	-	Unallocated corporate	(2,341)	(4,586)	(5,416)	(6,252)
	-	Severance, restructuring,
		and related charges	(71)	(466)	(853)	(638)
	-	Gain (loss) on sale of assets	48	352	(54)	166
		Total	$(431)	$(4,947)	$(3,603)	$(8,571)

Depreciation and amortization	-	Operating segments	$2,549	$2,905	$5,119	$5,665
	-	Unallocated corporate	38	36	72	40
		Total	$2,587	$2,941	$5,191	$5,705

Capital expenditures	-	Operating segments	$1,028	$1,546	$1,844	$2,943
	-	Unallocated corporate	13	-	13	-
	-	Discontinued operations	-	11	-	11
		Total	$1,041	$1,557	$1,857	$2,954

			June 30,	December 31,
			2006	2005
Total assets	-	Maintenance Products Group	$119,440	$125,446
	-	Electrical Products Group	59,570	66,744
	-	Other [a]	5,021	9,957
	-	Unallocated corporate	6,349	10,536
		Total	$190,380	$212,683

        [a] Amounts shown as “Other” primarily represent items associated with Sahlman Holding Company, Inc., the Company’s equity method investment and assets of the Metal Truck Box business unit which is classified as a discontinued operation.

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

A summary of charges by major initiative is as follows (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Consolidation of St. Louis manufacturing/distribution facilities	$-	$(101)	$699	$(46)
Consolidation of Glit facilities	-	567	-	682
Consolidation of administrative functions for CCP	-	-	-	21
Shutdown of Woods Canada manufacturing	-	-	-	(19)
Corporate office relocation	71	-	154	-
Total severance, restructuring and related charges	$71	$466	$853	$638

Consolidation of St. Louis manufacturing/distribution facilities - In 2002, the Company committed to a plan to consolidate the manufacturing and distribution of the four Continental Commercial Products, LLC (“CCP”) facilities in the St. Louis, Missouri area. Management believed that in order to implement a more competitive cost structure and combat competitive pricing pressure, the excess capacity at the Company’s four plastic molding facilities in this area would need to be eliminated. This plan was expected to be completed by the end of 2003; however, charges have been incurred past 2003 due to changes in assumptions in non-cancelable lease accruals, including the buyout of the Warson Road (St. Louis, Missouri) lease and changes in sublet assumptions. Charges in 2006 were for an adjustment to the non-cancelable lease accrual at the Hazelwood, Missouri facility due to the execution of a sublease on the property. Charges in 2005 were for an adjustment to the non-cancelable lease accrual at the Hazelwood facility due to a change in the amount of sublease rental income anticipated as well as miscellaneous charges for the termination of the Warson Road facility lease. Management believes that no further charges will be incurred for this activity. Following is a rollforward of restructuring liabilities by type for the consolidation of St. Louis manufacturing/distribution facilities (amounts in thousands):

		One-time	Contract
		Termination	Termination
	Total	Benefits [a]	Costs [b]
Restructuring liabilities at December 31, 2005	$1,845	$-	$1,845
Additions	699	-	699
Payments	(359)	-	(359)
Restructuring liabilities at June 30, 2006	$2,185	$-	$2,185

Consolidation of Glit facilities - In 2002, the Company approved a plan to consolidate the manufacturing facilities of its Glit business unit in order to implement a more competitive cost structure. It was anticipated that this activity would begin in early 2003 and be completed by the end of the second quarter of 2004. Due to numerous operational issues, including management turnover and a small fire at the Wrens, Georgia facility, the completion of this consolidation was delayed. In 2005, the Company completed the closure of the Lawrence, Massachusetts facility and is expected to close the Pineville, North Carolina facility in 2006. In 2005, the Company recorded a charge related to severance for terminations at the Lawrence facility. Other than closure costs and severance for the Pineville facility, management does not anticipate any material charges beyond 2005. Following is a rollforward of restructuring liabilities by type for the consolidation of Glit facilities (amounts in thousands):

		One-time	Contract
		Termination	Termination
	Total	Benefits [a]	Costs [b]
Restructuring liabilities at December 31, 2005	$505	$255	$250
Additions	-	-	-
Payments	(166)	(166)	-
Restructuring liabilities at June 30, 2006	$339	$89	$250

Consolidation of administrative functions for CCP - In 2002, in order to streamline processes and eliminate duplicate functions, the Company initiated a plan to centralize certain administrative and back office functions into Bridgeton, Missouri from certain businesses within the Maintenance Products Group. This plan was anticipated to be completed in 2004 upon the transfer of functions from the Lawrence, Massachusetts facility (see Consolidation of Glit facilities above); however, the closure was delayed and subsequently contributed to the delay in this plan until completion in 2005. Katy has incurred primarily severance costs over the past three years for this integration of back office and administrative functions. The most significant project is the centralization of the customer service functions for the Continental, Glit, Wilen, and Disco business units. Charges in 2005 relate to costs associated with an accrual for idle space at the Company’s facility in Atlanta. There was no activity for this initiative during the three and six months ended June 30, 2006. The Company does not expect to incur any additional charges on this initiative.

Shutdown of Woods US manufacturing - During 2002, a major restructuring occurred at the Woods business unit. After significant study and research into different sourcing alternatives, Katy decided that Woods would source all of its products from Asia. In December 2002, Woods shut down all U.S. manufacturing facilities, which were in suburban Indianapolis and in southern Indiana. All 2005 activity reflects payments on the non-cancelable lease accrual. No charges were recorded in the three and six months ended June 30, 2006 and 2005. Following is a rollforward of restructuring liabilities by type for the shutdown of Woods US manufacturing (amounts in thousands):

		One-time	Contract
		Termination	Termination
	Total	Benefits [a]	Costs [b]
Restructuring liabilities at December 31, 2005	$195	$20	$175
Additions	-	-	-
Payments	(77)	(1)	(76)
Restructuring liabilities at June 30, 2006	$118	$19	$99

Shutdown of Woods Canada manufacturing - In 2003, the Company approved a plan to shut down the manufacturing operation in Toronto, Ontario and source substantially all of its products from Asia. Management believed that this action was necessary in order to implement a more competitive cost structure to combat pricing pressure by producers in Asia. In connection with this shutdown, the Company also anticipated the sale and leaseback of this facility, which would provide additional liquidity. In December 2003, Woods Canada closed this manufacturing facility in Toronto, Ontario, but was unable to complete the sale/leaseback transaction at that time. Accordingly, the charge for the non-cancelable lease accrual was recoded in the first quarter of 2004, upon the completion of the sale/leaseback transaction. The idle capacity was a direct result of the elimination of the manufacturing function from this facility. A portion of the facility was available for sublease at the time the accrual was established. In 2005, a credit was recorded to finalize the severance paid over the past two years. Management believes that no more charges will be incurred for this activity, except for potential adjustments to non-cancelable lease liabilities. Following is a rollforward of restructuring liabilities by type for the shutdown of Woods Canada manufacturing (amounts in thousands):

		One-time	Contract
		Termination	Termination
	Total	Benefits [a]	Costs [b]
Restructuring liabilities at December 31, 2005	$717	$-	$717
Additions	-	-	-
Payments	(78)	-	(78)
Restructuring liabilities at June 30, 2006	$639	$-	$639

Corporate office relocation - In November 2005, the Company announced the closing of its corporate office in Middlebury, Connecticut, and the relocation of certain corporate functions to the CCP location in Bridgeton, Missouri, the outsourcing of other functions, and the move of the remaining functions to a new location in Arlington, Virginia. The amounts recorded in 2006 relate to severance for employees at the Middlebury office. Following is a rollforward of restructuring liabilities by type for the corporate office relocation (amounts in thousands):

One-time
Termination
Benefits [a]
Restructuring liabilities at December 31, 2005	$157
Additions	154
Payments	(311)
Restructuring liabilities at June 30, 2006	$-

The table below details activity in restructuring reserves since December 31, 2005 (amounts in thousands):

		One-time	Contract
		Termination	Termination
	Total	Benefits [a]	Costs [b]
Restructuring liabilities at December 31, 2005	$3,419	$432	$2,987
Additions	853	154	699
Payments	(991)	(478)	(513)
Restructuring liabilities at June 30, 2006 [c]	$3,281	$108	$3,173

[a] Includes severance, benefits, and other employee-related charges associated with the employee terminations.

[b] Includes charges related to non-cancelable lease liabilities for abandoned facilities, net of potential sub-lease revenue. Total maximum potential amount of lease loss, excluding any sub-lease rentals, is $3.8 million as of June 30, 2006. The Company has included $0.6 million as an offset for sub-lease rentals.

[c] Katy expects to substantially complete its current restructuring programs in 2006. The remaining severance, restructuring and related charges for these initiatives are expected to be approximately $0.3 million.

The table below details activity in restructuring and related reserves by operating segment since December 31, 2005 (amounts in thousands):

		Maintenance	Electrical
		Products	Products
	Total	Group	Group	Corporate
Restructuring liabilities at December 31, 2005	$3,419	$2,350	$912	$157
Additions	853	699	-	154
Payments	(991)	(525)	(155)	(311)
Restructuring liabilities at June 30, 2006	$3,281	$2,524	$757	$-

The table below summarizes the future obligations for severance, restructuring and other related charges by operating segment detailed above (amounts in thousands):

		Maintenance	Electrical
		Products	Products
	Total	Group	Group	Corporate
2006	$944	$707	$237	$-
2007	656	412	244	-
2008	610	359	251	-
2009	357	332	25	-
2010	348	348	-	-
Thereafter	366	366	-	-
Total Payments	$3,281	$2,524	$757	$-

(12) Discontinued Operations

On June 2, 2006, the Company sold certain assets of the Metal Truck Box business unit within the Maintenance Products Group for gross proceeds of $3.6 million, including a $1.2 million note receivable. These proceeds were used to pay off related portions of the Term Loan and the Revolving Credit Facility. The Company recorded a loss of $30,000 in the second quarter of 2006 in connection with this sale. Management and the board of directors determined that this business is not a core component to the Company’s long-term business strategy.

On June 27, 2006, the Company sold its limited partnership interest in a waste-to-energy facility (“SESCO”) for gross proceeds of approximately $0.1 million. These proceeds were used to reduce our outstanding borrowings under the Revolving Credit Facility. The Company recorded a gain of $0.1 million in the second quarter of 2006 in connection with this sale. Management and the board of directors determined that SESCO was not a core component of the Company’s long-term business strategy.

The historical operating results of the Metal Truck Box business unit and SESCO have been segregated as discontinued operations on the Condensed Consolidated Statements of Operations. The Company did not separately identify the related assets and liabilities on the Condensed Consolidated Balance Sheets. Following is a summary of the major asset and liability categories for the discontinued operations:

	June 30,	December 31,
	2006	2005

Current assets:
Accounts receivable, net	$2,804	$2,419
Inventories, net	-	3,422
Other current assets	-	5
	$2,804	$5,846

Non-current assets:
Intangibles, net	$-	$166
Property and equipment, net	-	1,728
	$-	$1,894

Current liabilities:
Accounts payable	$344	$1,741
Accrued compensation	395	530
Accrued expenses	1,974	1,219
	$2,713	$3,490

Other liabilities:	$-	$1,486

Selected financial data for discontinued operations is summarized as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Net sales	$3,102	$4,375	$6,743	$8,636
Pre-tax profit	$545	$79	$337	$459
Pre-tax gain on sale of discontinued operations	$70	$-	$70	$-

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three Months Ended June 30, 2006 versus Three Months Ended June 30, 2005
	2006		2005
	(Amounts in Millions, Except Per Share Data)

	$	% to Sales	$	% to Sales
Net sales	$92.1	100.0	$93.8	100.0
Cost of goods sold	79.8	86.6	83.1	88.5
Gross profit	12.3	13.4	10.7	11.5
Selling, general and administrative expenses	12.7	13.8	15.6	16.6
Severance, restructuring and related charges	0.1	0.1	0.4	0.5
Gain of sale of assets	(0.1)	(0.1)	(0.4)	(0.4)
Operating loss	(0.4)	(0.5)	(4.9)	(5.3)

Interest expense	(1.7)		(1.3)
Other, net	-		-

Loss from continuing operations before provision (benefit)
for income taxes	(2.1)		(6.2)
Provision (benefit) for income taxes from continuing operations	0.4		(0.1)

Loss from continuing operations	(2.5)		(6.1)
Income from operations of discontinued businesses
(net of tax)	0.5		0.1
Gain on sale of discontinued businesses (net of tax)	0.1		-

Loss before cumulative effect of a change in accounting principle	(1.9)		(6.0)
Cumulative effect of a change in accounting principle	-

Net loss	$(1.9)		$(6.0)

Loss per share of common stock - basic and diluted:

Loss from continuing operations	$(0.31)		$(0.77)
Discontinued operations	0.08		0.01
Cumulative effect of a change in accounting principle	-		-
Net loss	$(0.23)		$(0.76)

Overview

Our consolidated net sales for the three month period ended June 30, 2006 decreased $1.7 million compared to the three month period ended June 30, 2005. The decline in net sales of 2% was comprised of lower volumes of 10% offset by higher pricing of 7% and favorable currency translation of 1%. Gross margins were 13.4% for the three month period ended June 30, 2006, an increase of 1.9 percentage points compared to the three month period ended June 30, 2005. In 2005, higher raw material costs and incremental operating costs incurred due to the delayed consolidation of the abrasives facilities adversely impacted gross margin levels. In 2006, the lower volume impact was offset by the improvement in pricing. In addition, production efficiencies gained at our Abrasives facilities improved our margins. Selling, general and administrative expense (“SG&A”) as a percentage of sales decreased from 16.6% for the second quarter of 2005 to 13.8% in the second quarter of 2006. In 2005, compensation cost of $2.0 million associated with the accelerated vesting of stock options was recorded (see Note 7 to Condensed Consolidated Financial Statements). The operating loss decreased by $4.5 million to ($0.4) million, mostly due to higher gross margins, lower non-cash stock option expense and lower severance and restructuring costs.

Overall, we reported a net loss of ($1.9) million [($0.23) per share] for the three month period ended June 30, 2006, versus a net loss of ($6.0) million [($0.76) per share] in the same period of 2005.

Net Sales

Maintenance Products Group

Net sales from the Maintenance Products Group decreased from $59.5 million during the three month period ended June 30, 2005 to $58.3 million during the three month period ended June 30, 2006. Overall, this decline of 2% was primarily due to lower volumes of 7% partially offset by higher pricing of 5%. Sales activity for the Contico business unit continues to be impacted by reduced volumes. In addition, lower sales volume was present for a key customer of the Abrasives business unit.

Higher pricing resulted from the implementation of selling price increases across the Maintenance Products Group, most of which took effect throughout 2005. The implementation of price increases was in response to the accelerating cost of our primary raw materials, packaging materials, utilities and freight.

Electrical Products Group

The Electrical Products Group’s sales decreased from $34.3 million for the three month period ended June 30, 2005 to $33.8 million for the three month period ended June 30, 2006. The sales decrease of 2% was primarily the result of decreased volume of 16% partially offset by higher pricing of 11% and favorable currency translation of 3%. Lower volume resulted from the loss of certain product lines with certain customers. Multiple selling price increases have been implemented since the beginning of 2004 to offset the rising cost of copper and PVC. We may continue to implement price increases; however, there can be no assurance that such increases, if implemented, will be accepted. In addition, sales at Woods Canada were favorably impacted by a stronger Canadian dollar versus the U.S. dollar in the second quarter of 2006 as compared to the same period in 2005.

Operating Income

	Three months ended June 30,
	(Amounts in Millions)
Operating income (loss)	2006		2005		Change
	$	% Margin	$	% Margin	$	% Margin
Maintenance Products Group	$-	0.0	$(1.4)	(2.4)	$1.4	2.4
Electrical Products Group	1.9	5.7	1.1	3.4	0.8	2.3
Unallocated corporate expense	(2.3)		(4.6)		2.3
	(0.4)	(0.4)	(4.9)	(5.2)	4.5	4.8

Severance, restructuring and related charges	(0.1)		(0.4)		0.3
Gain on sale of assets	0.1		0.4		(0.3)
Operating loss	$(0.4)	(0.5)	$(4.9)	(5.3)	$4.5	4.8

Maintenance Products Group

The Maintenance Products Group’s operating loss improved from $1.4 million (-2.4% of net sales) during the three month period ended June 30, 2005 to break-even for the three month period ended June 30, 2006. The improvement was primarily attributable to the production efficiencies gained within our domestic Abrasives business. In addition, higher pricing resulting from the implementation of selling price increases across the Maintenance Products Group, most of which took effect throughout 2005, improved gross margins.

Electrical Products Group

The Electrical Products Group’s operating income increased from $1.1 million (3.4% of net sales) for the three month period ended June 30, 2005 to $1.9 million (5.7% of net sales) for the three month period ended June 30, 2006. The increase in pricing offset the reduction of any volume lost during the quarter as discussed above.

Corporate

Corporate operating expenses decreased from $4.6 million in the three month period ended June 30, 2005 to $2.3 million in three month period ended June 30, 2006 principally due to non-recurring severance costs and search fees associated with the CEO transition in the second quarter of 2005. These costs include $2.0 million of compensation cost associated with the acceleration of vesting of stock options (see Note 7 to Condensed Consolidated Financial Statements).

Severance, Restructuring and Related Charges

Operating results for the Company during the three months ended June 30, 2006 and 2005 were impacted by severance, restructuring and related charges of $0.1 million and $0.4 million, respectively. Charges in 2006 related to the severance and other costs associated with the relocation of corporate headquarters. Charges in 2005 primarily related to severance and facility closure costs associated with the closure of one of our abrasives facilities.

Other Items

Interest expense increased by $0.4 million in the second quarter of 2006 compared to the same period of 2005, primarily as a result of higher interest rates in 2006 and higher levels of outstanding borrowings.

The provision for income taxes for the three months ended June 30, 2006 reflects a current expense for state income taxes and foreign income taxes. The benefit for income taxes for the three months ended June 30, 2005 reflects a current expense for state income taxes and a foreign income tax benefit. In both 2006 and 2005, tax benefits were not recorded in the U.S. (for federal and certain state income taxes) on pre-tax net losses as a result of accumulated operating losses in the those jurisdictions, as we concluded that it was more likely than not that such benefits would not be realized. We recorded tax benefits for other foreign subsidiaries as we concluded that it was more likely than not that such benefits would be realized.

With the sale of the Metal Truck Box business unit and our SESCO partnership interest, all activity associated with these units will be classified as a discontinued operation. Income from operations for the Metal Truck Box business unit was approximately $0.1 million in 2006 and 2005, respectively. Income from operations for SESCO in 2006 includes approximately $0.4 million for the reduction in the face amount due to Montenay as agreed upon in the original partnership agreement. The three months ended June 30, 2006 includes a $0.1 million gain on the sale of the above assets of the Metal Truck Box business unit and the SESCO partnership interest.

Six Months Ended June 30, 2006 versus Six Months Ended June 30, 2005
	2006		2005
	(Amounts in Millions, Except Per Share Data)

	$	% to Sales	$	% to Sales
Net sales	$172.3	100.0	$185.1	100.0
Cost of goods sold	149.2	86.6	165.5	89.4
Gross profit	23.1	13.4	19.6	10.6
Selling, general and administrative expenses	25.8	15.0	27.7	15.0
Severance, restructuring and related charges	0.8	0.5	0.6	0.3
Gain (loss) of sale of assets	0.1	0.0	(0.1)	(0.1)
Operating loss	(3.6)	(2.1)	(8.6)	(4.6)
Interest expense	(3.5)		(2.6)
Other, net	0.4		-

Loss from continuing operations before provision (benefit)
for income taxes	(6.7)		(11.2)
Provision (benefit) for income taxes from continuing operations	0.6		-

Loss from continuing operations	(7.3)		(11.2)
(Loss) income from operations of discontinued businesses
(net of tax)	0.3		0.5
Loss on sale of discontinued businesses (net of tax)	0.1		-

Loss before cumulative effect of a change in accounting principle	(6.9)		(10.7)
Cumulative effect of a change in accounting principle (net of tax)	(0.8)

Net loss	$(7.7)		$(10.7)

Loss per share of common stock - basic and diluted:
Loss from continuing operations	$(0.92)		$(1.40)
Discontinued operations	0.05		0.05
Cumulative effect of a change in accounting principle	(0.09)		-
Net loss	$(0.96)		$(1.35)

Overview

Our consolidated net sales for the six month period ended June 30, 2006 decreased $12.8 million compared to the six month period ended June 30, 2005. The decline in net sales of 7% was comprised of lower volumes of 13% offset by higher pricing of 6%. Gross margins were 13.4% for the six month period ended June 30, 2006; an increase of 2.8 percentage points compared to the six month period ended June 30, 2005. In 2005, higher raw material costs and incremental operating costs incurred due to the delayed consolidation of the abrasives facilities were partially offset by selling price increases and the favorable impact of restructuring and cost containment. In 2006, the lower volume impact was offset by the improvement in pricing and the production efficiencies being gained at our Abrasives business unit. SG&A as a percentage of sales for the first six months of 2006 was 15.0% which was comparable to the first six months of 2005. The operating loss decreased by $5.0 million to ($3.6) million, mostly due to higher gross margins and reduced selling, general and administrative expense.

Overall, we reported a net loss of ($7.7) million [($0.96) per share] for the six month period ended June 30, 2006, versus a net loss of ($10.7) million [($1.35) per share] in the same period of 2005.

Net Sales

Maintenance Products Group

Net sales from the Maintenance Products Group decreased from $116.7 million during the six month period ended June 30, 2005 to $112.7 million during the six month period ended June 30, 2006. Overall, this decline of 3% was primarily due to lower volumes of 8% partially offset by higher pricing of 5%. Activity within the Contico and Abrasives business units were the primary reasons for the volume shortfall for the six months ended June 30, 2006.

Higher pricing resulted from the implementation of selling price increases across the Maintenance Products Group, which took effect throughout the last half of 2005 and 2006, with the most significant increases in the domestic business units. The implementation of price increases was in response to the accelerating cost of our primary raw materials, packaging materials, utilities and freight.

Electrical Products Group

The Electrical Products Group’s sales decreased from $68.4 million for the six month period ended June 30, 2005 to $59.6 million for the six month period ended June 30, 2006. The sales reduction of 13% was primarily the result of lower volume of 23% partially offset by higher pricing of 8% and favorable currency translation of 2%. Volume in 2006 at Woods US was adversely impacted by the absence of 2005 non-recurring activity with one of its major customers which did not repeat in 2006. In addition, 2006 was adversely impacted by the loss of certain product lines with certain customers. Sales at Woods Canada were favorably impacted by a stronger Canadian dollar versus the U.S. dollar in the first half of 2006 as compared to the same period in 2005.

Operating Income
	Six months ended June 30,
	(Amounts in Millions)
Operating income (loss)	2006		2005		Change
	$	% Margin	$	% Margin	$	% Margin
Maintenance Products Group	$0.7	0.7	$(5.9)	(5.1)	$6.6	5.8
Electrical Products Group	2.0	3.3	4.1	5.9	(2.1)	(2.6)
Unallocated corporate expense	(5.4)		(6.3)		0.9
	(2.7)	(1.6)	(8.1)	(4.4)	5.4	2.8

Severance, restructuring and related charges	(0.8)		(0.6)		(0.2)
(Loss) gain on sale of assets	(0.1)		0.1		(0.2)
Operating loss	$(3.6)	(2.1)	$(8.6)	(4.6)	$5.0	2.5

Maintenance Products Group

The Maintenance Products Group’s operating income increased from an operating loss of ($5.9) million (5.1% of net sales) during the six month period ended June 30, 2005 to operating income of $0.7 million (0.7% of net sales) for the six month period ended June 30, 2006. The improvement was primarily attributable to higher pricing levels in 2006. In 2005, lower volumes and higher raw material costs adversely impacted our business units which sell plastic products. In addition, the domestic Abrasives business unit gained production efficiencies over 2005 performance levels. SG&A as a percentage of net sales in the first half of 2006 was slightly lower versus the first half of 2005 due mostly to cost containment measures.

Electrical Products Group

The Electrical Products Group’s operating income decreased from $4.1 million (5.9% of net sales) for the six month period ended June 30, 2005 to $2.0 million (3.3% of net sales) for the six month period ended June 30, 2006. The decrease in profitability was primarily due to the reduced volume levels at the Woods US business unit as discussed above. In addition, gross margin performance in 2005 includes higher than historical one-time sales to a specific customer which resulted in a favorable gross margin in 2005.

Corporate

Corporate operating expenses decreased from $6.3 million in the six month period ended June 30, 2005 to $5.4 million in the six month period ended June 30, 2006 principally due to compensation cost associated with the acceleration of vesting of stock options offset by higher health and general liability insurance costs in 2006.

Severance, Restructuring and Related Charges

Operating results for the Company during the six months ended June 30, 2006 and 2005 were negatively impacted by severance, restructuring and related charges of $0.8 million and $0.6 million, respectively. Charges in 2006 related to changes in lease assumptions for an abandoned facility upon the execution of a sublease ($0.7 million) with the remaining charges primarily related to the relocation of the corporate headquarters. Charges in 2005 primarily related to severance and facility closure costs associated with the closure of one of our abrasives facilities ($0.6 million).

Other Items

Interest expense increased by $0.9 million in the first half of 2006 versus the same period of 2005, primarily as a result of higher interest rates and higher average borrowings in 2006 (principally due to increased working capital levels and lower financial performance in the second half of 2005), contributed to the increase. Other income, net for the six months ended June 30, 2006 included a gain on foreign currency transactions.

The provision for income taxes for the six months ended June 30, 2006 reflects current expense for state and foreign income taxes. In both 2006 and 2005, tax benefits were not recorded in the U.S. (for federal and certain state income taxes) and for certain foreign subsidiaries on pre-tax net losses as valuation allowances were recorded related to deferred tax assets created as a result of operating losses in the United States and certain foreign jurisdictions.

With the sale of the Metal Truck Box business unit and our SESCO partnership interest, all activity associated with these units will be classified as a discontinued operation. For the six months ended June 30, 2006, the Company earned income from discontinued operations of $0.3 million compared to income from operations of $0.6 million for the six months ended June 30, 2005. The decrease in operating performance resulted from lower net sales along with higher level of promotional activity in 2006. Income from operations for SESCO in 2006 includes approximately $0.4 million for the reduction in the face amount due to Montenay as agreed upon in the original partnership agreement. The six months ended June 30, 2006 includes a $0.1 million gain on the sale of the above assets of the Metal Truck Box business unit and the SESCO partnership interest.

Effective January 1, 2006, the Company adopted SFAS No. 123R. As a result, a cumulative effect of this adoption of $0.8 million was recognized associated with the fair value of all vested SARs. See Note 2 to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion of the cumulative effect of a change in accounting principle.

LIQUIDITY AND CAPITAL RESOURCES

We require funding for working capital needs and capital expenditures. We believe that our cash flow from operations and the use of available borrowings under the Bank of America Credit Agreement (as defined below) provide sufficient liquidity for our operations going forward. As of June 30, 2006, we had cash and cash equivalents of $4.6 million versus cash and cash equivalents of $8.4 million at December 31, 2005. Also as of June 30, 2006, we had outstanding borrowings of $62.2 million [56% of total capitalization], under the Bank of America Credit Agreement, as defined below, with unused borrowing availability on the Revolving Credit Facility, as defined below, of $13.5 million. As of December 31, 2005, we had outstanding borrowings of $57.7 million [51% of total capitalization]. We used $4.2 million of cash in operations during the six months ended June 30, 2006 versus providing $0.5 million of cash flow from operations during the six months ended June 30, 2005. The use of cash flow in operations was primarily attributable to the pay down of accounts payable in the first quarter of 2006.

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

The Revolving Credit Facility has an expiration date of April 20, 2009 and its borrowing base is determined by eligible inventory and accounts receivable. The Term Loan also has a final maturity date of April 20, 2009 with quarterly payments of $0.7 million. A final payment of $5.3 million is scheduled to be paid in April 2009. The Term Loan is collateralized by our property, plant and equipment.

Our borrowing base under the Bank of America Credit Agreement is reduced by the outstanding amount of standby and commercial letters of credit. Vendors, financial institutions and other parties with whom we conduct business may require letters of credit in the future that either (1) do not exist today or (2) would be at higher amounts than those that exist today. Currently, our largest letters of credit relate to our casualty insurance programs. At June 30, 2006, total outstanding letters of credit were $8.1 million.

All extensions of credit under the Bank of America Credit Agreement are collateralized by a first priority security interest in and lien upon the capital stock of each material domestic subsidiary (65% of the capital stock of each material foreign subsidiary), and all present and future assets and properties of Katy. Customary restrictions apply under the Bank of America Credit Agreement. Until September 30, 2004, interest accrued on Revolving Credit Facility borrowings at 175 basis points over applicable LIBOR rates and at 200 basis points over LIBOR for borrowings under the Term Loan. In accordance with the Bank of America Credit Agreement, margins (i.e. the interest rate spread above LIBOR) increased by 25 basis points in the fourth quarter of 2004 based upon certain leverage measurements. Margins increased an additional 25 basis points in the first quarter of 2005 based on our leverage ratio (as defined in the Bank of America Credit Agreement) as of December 31, 2004 and increased another 50 basis points upon the effective date of the Third Amendment, as defined below. Additionally, margins on the Term Loan will drop by 25 basis points if the balance of the Term Loan is reduced below $10.0 million. Interest accrues at higher margins on prime rates for swing loans, the amounts of which were nominal at June 30, 2006.

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

If we are unable to comply with the terms of the amended covenants, we could seek to obtain further amendments or pursue increased liquidity through additional debt financing and/or the sale of assets. However, there is no guarantee that such financing could be obtained. The Company believes that we will be able to comply with all covenants, as amended, throughout 2006.

For the three and six months ended June 30, 2006 and 2005, the Company had amortization of debt issuance costs of $0.3 million and $0.6 million, and $0.3 million and $0.6 million, respectively. In addition, the Company incurred and expensed $0.2 million and $0.1 million associated with amending the Bank of America Credit Agreement, as discussed above, in the six months ended June 30, 2006 and 2005, respectively.

The Revolving Credit Facility under the Bank of America Credit Agreement requires lockbox agreements which provide for all receipts to be swept daily to reduce borrowings outstanding. These agreements, combined with the existence of a MAE clause in the Bank of America Credit Agreement, caused the revolving credit facility to be classified as a current liability, per guidance in the Emerging Issues Task Force Issue No. 95-22, Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement. We do not expect to repay, or be required to repay, within one year, the balance of the revolving credit facility classified as a current liability. The MAE clause, which is a fairly typical requirement in commercial credit agreements, allows the lenders to require the loan to become due if they determine there has been a material adverse effect on our operations, business, properties, assets, liabilities, condition, or prospects. The classification of the revolving credit facility as a current liability is a result only of the combination of the lockbox agreements and MAE clause. The Bank of America Credit Agreement does not expire or have a maturity date within one year, but rather has a final expiration date of April 20, 2009. The lender had not notified us of any indication of a MAE at June 30, 2006, and we were not in default of any provision of the Bank of America Credit Agreement at June 30, 2006.

Contractual Obligations

We have contractual obligations associated with our debt, operating lease agreements, severance and restructuring, and other obligations. Our obligations as of June 30, 2006, are summarized below (in thousands of dollars):

Contractual Cash Obligations	Total	Due in less than 1 year	Due in 1-3 years	Due in 3-5 years	Due after 5 years
Revolving credit facility [a]	$49,056	$49,056	$-	$-	$-
Term loans	13,105	2,857	10,248	-	-
Interest on debt [b]	12,135	4,786	7,349	-	-
Operating leases [c]	25,673	7,781	12,373	4,571	948
Severance and restructuring [c]	1,535	804	445	220	66
SESCO payable to Montenay [d]	1,900	1,900	-	-	-
Post-retirement benefits [e]	5,831	929	1,522	1,318	2,062
Total Contractual Obligations	$109,235	$68,113	$31,937	$6,109	$3,076

Other Commercial Commitments	Total	Due in less than 1 year	Due in 1-3 years	Due in 3-5 years	Due after 5 years
Commercial letters of credit	$655	$655	$-	$-	$-
Stand-by letters of credit	7,472	7,472	-	-	-
Guarantees [f]	-	-	-	-	-
Total Commercial Commitments	$8,127	$8,127	$-	$-	$-

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

[c] Future non-cancelable lease rentals are included in the line entitled “Operating leases,” which includes obligations associated with restructuring activities. The Condensed Consolidated Balance Sheet at June 30, 2006 includes $3.2 million in discounted liabilities associated with non-cancelable operating lease rentals, net of estimated sub-lease revenues, related to facilities that have been abandoned as a result of restructuring and consolidation activities.

[d] Amount owed to Montenay as a result of the SESCO partnership, discussed in Note 4 to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q. This obligation is classified in the Condensed Consolidated Balance Sheets as an Accrued Expense in Current Liabilities, recorded on a discounted basis.

[e] Benefits consist of post-retirement medical obligations to retirees of former subsidiaries of Katy, as well as deferred compensation plan liabilities to former officers of the Company.

[f] As discussed in Note 4 to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, SESCO, an indirect wholly-owned subsidiary of Katy, was party to a partnership that operated a waste-to-energy facility, and had certain contractual obligations, for which Katy provided certain guarantees. If the partnership was not able to perform its obligations under the contracts, under certain circumstances SESCO and Katy could have been subject to damages equal to the amount of Industrial Revenue Bonds outstanding (which financed construction of the facility) less amounts held by the partnership in debt service reserve funds. As of June 30, 2006, none of the Industrial Revenue Bonds remained outstanding (see Note 4 to Condensed Consolidated Financial Statements).

For items noted as [d] and [f], on June 28, 2006, the Company and Montenay amended the partnership agreement in order to allow the Company to completely exit from the SESCO operations and related obligations. In addition, Montenay became the guarantor under the loan obligation for the IRBs. Montenay purchased the Company’s limited partnership interest for $75 thousand and a reduction of approximately $0.6 million in the face amount due to Montenay as agreed upon in the original partnership agreement. In addition, Montenay removed the Company as the performance guarantor under the service agreement. As a result of the above transaction, the Company recorded $0.4 million within income from discontinued operations during the three and six months ended June 30, 2006 given the reduction in the face amount due to Montenay as agreed upon in the original partnership agreement. In addition, the Company recorded a gain on the sale of the partnership interest of approximately $0.1 million as reflected within gain on sale of discontinued operations.

Off-balance Sheet Arrangements

See Note 4 to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion of SESCO.

Cash Flow

Liquidity was adversely impacted during the first half of 2006 as a result of higher operating cash requirements. We used $4.2 million of operating cash compared to providing operating cash of $0.5 million during the first half of 2005. Debt obligations at June 30, 2006 increased $4.2 million from December 31, 2005, primarily the result of higher working capital offset by proceeds received from the sale of the Metal Truck Box business unit.

Operating Activities

Cash flow used in operating activities before changes in operating assets was $1.1 million in the first half of 2006 versus cash flow used by operating activities before changes in operating assets of $3.1 million in the first half of 2005. While we had net losses in both periods, these amounts included non-cash items such as depreciation, amortization and amortization of debt issuance costs. We used $2.5 million of cash related to operating assets and liabilities during the six months ended June 30, 2006 versus cash provided related to operating assets and liabilities of $2.6 million during the six months ended June 30, 2005. Our operating cash flow was adversely impacted in 2006 by the pay down of accounts payable during the first quarter of 2006.

Investing Activities

Capital expenditures totaled $1.9 million during the six months ended June 30, 2006 as compared to $2.9 million during the six months ended June 30, 2005. Anticipated capital expenditures in 2006 are expected to be comparable to 2005. In addition, the Company received $2.5 million in cash proceeds from the sale of the Metal Truck Box business unit and the SESCO partnership interest.

Financing Activities

Overall, debt increased $4.2 million during the six months ended June 30, 2006 versus a decrease of $2.6 million during the six months ended June 30, 2005, primarily relating to the changes in working capital during those periods. Direct debt costs totaling $0.2 million and $0.1 million in the first half of 2006 and 2005, respectively, primarily represents a fee paid to our lenders in connection with the amendments made to the Bank of America Credit Agreement.

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

A summary of charges by major initiative is as follows (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Consolidation of St. Louis manufacturing/distribution facilities	$-	$(101)	$699	$(46)
Consolidation of Glit facilities	-	567	-	682
Consolidation of administrative functions for CCP	-	-	-	21
Shutdown of Woods Canada manufacturing	-	-	-	(19)
Corporate office relocation	71	-	154	-
Total severance, restructuring and related charges	$71	$466	$853	$638

The impact of actions in connection with the above initiatives on the Company’s reportable segments (before tax) is as follows (amounts in thousands):

	Total Expected Cost	Total Provision to Date

Maintenance Products Group	$21,942	$21,692
Electrical Products Group	12,776	12,776
Corporate	12,323	12,227
	$47,041	$46,695

A rollforward of all restructuring and related reserves since December 31, 2005 is as follows (amounts in thousands):

		One-time	Contract
		Termination	Termination
	Total	Benefits [a]	Costs [b]
Restructuring liabilities at December 31, 2005	$3,419	$432	$2,987
Additions	853	154	699
Payments	(991)	(478)	(513)
Restructuring liabilities at June 30, 2006 [c]	$3,281	$108	$3,173

[a] Includes severance, benefits, and other employee-related charges associated with the employee terminations.

[b] Includes charges related to non-cancelable lease liabilities for abandoned facilities, net of estimated sub-lease revenue. Total maximum potential amount of lease loss, excluding any sublease rentals, is $3.8 million as of June 30, 2006. We have included $0.6 million as an offset for sublease rentals.

[c] Katy expects to substantially complete its current restructuring programs in 2006. The remaining severance, restructuring and related charges for these initiatives are expected to be approximately $0.3 million.

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

OUTLOOK FOR 2006

We experienced strong sales performance during 2005 from the Woods US retail electrical corded products business, offset by lower volumes in our Contico and Glit business units. Price increases were passed along to our Woods US customers during 2005 as a result of the rise in copper prices in the last two years and we have implemented additional price increases in 2006. We anticipate a reduction in net sales from Woods US, as experienced in the first half of 2006, due to customers moving more of their purchases directly to Asian manufacturers. We have implemented price increases primarily in the last half of 2005 for the Continental, Container and Contico business units in response to higher raw material costs. However, in the Contico business, we face the continuing challenge of passing through price increases to offset these higher costs, and sales volumes have been and are likely to continue to be negatively impacted as a result of raising prices.

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

Cost of goods sold is subject to variability in the prices for certain raw materials, most significantly thermoplastic resins used in the manufacture of plastic products for the Continental and Contico businesses. Prices of plastic resins, such as polyethylene and polypropylene, have increased steadily from the latter half of 2002 through 2005.  Management has observed that the prices of plastic resins are driven to an extent by prices for crude oil and natural gas, in addition to other factors specific to the supply and demand of the resins themselves.  Resin prices for 2006 are expected to remain stable as experienced to date in 2006. We are equally exposed to price changes for copper at our Woods US and Woods Canada business units. Prices for copper increased in late 2003 and have continued through the second quarter of 2006. To a lesser extent, corrugated packaging material and other raw materials have also accelerated over the past year. We have not employed an active hedging program related to our commodity price risk, but are employing other strategies for managing this risk, including contracting for a certain percentage of resin needs through supply agreements and opportunistic spot purchases.  We have experienced cost increases in the prices of primary raw materials used in our products and inflation on other costs such as packaging materials, utilities and freight. In a climate of rising raw material costs (and especially in 2005), we experience difficulty in raising prices to shift these higher costs to our consumer customers for our plastic and copper products.  Our future earnings may be negatively impacted to the extent further increases in costs for raw materials cannot be recovered or offset through higher selling prices. We cannot predict the direction our raw material prices will take during 2006 and beyond.

Since the Recapitalization, our management has executed a number of restructuring and cost reduction initiatives, including the consolidation of facilities, divestiture of non-core operations, selling general and administrative (SG&A) cost rationalization and organizational changes. In the future, we continue to expect benefit from various profit enhancing strategies such as process improvements (including Lean Manufacturing and Six Sigma), value engineering products, improved sourcing/purchasing and lean administration.

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

In 2005, our financial performance benefited from favorable currency translation as the Canadian dollar and the British sterling strengthened throughout the year against the U.S. dollar. While we cannot predict the ultimate direction of exchange rates, we do not expect to see the same favorable impact on our financial performance in 2006.

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

CRITICAL ACCOUNTING POLICIES

      We disclosed details regarding certain of our critical accounting policies in the Management’s Discussion and Analysis section of our Annual Report on Form 10-K for the year ended December 31, 2005 (Part II, Item 7). There have been no changes to policies as of June 30, 2006, except for the adoption of SFAS No. 123R.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which describes a comprehensive model for the measurement, recognition, presentation and disclosure of uncertain tax positions in the financial statements. Under the interpretation, the financial statements will reflect expected future tax consequences of such positions presuming the tax authorities’ full knowledge of the position and all relevant facts, but without considering time values. The Company is assessing the impact this interpretation may have in its future financial statements.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to market risk associated with changes in interest rates relates primarily to our debt obligations. Accordingly, effective August 17, 2005, we entered into a two-year interest rate swap agreement on a notional amount of $25.0 million in the first year and $15.0 million in the second year. The fixed interest rate under the swap at June 30, 2006 and over the life of the agreement is 4.49%. Our interest obligations on outstanding debt at June 30, 2006 were indexed from short-term LIBOR. As a result of the current rising interest rate environment and the increase in the interest rate margins on our borrowings as a result of the Sixth Amendment to the Bank of America Credit Agreement, our exposures to interest rate risks could be material to our financial position or results of operations. For example, a 1% increase in the interest rate of the Bank of America Credit would increase our annual interest expense by approximately $0.3 million.

Foreign Exchange Risk

       We are exposed to fluctuations in the Euro, British pound, Canadian dollar and Chinese Renminbi. Some of our subsidiaries make significant U.S. dollar purchases from Asian suppliers, particularly in China. An adverse change in foreign currency exchange rates of Asian countries could result in an increase in the cost of purchases. We do not currently hedge foreign currency transaction or translation exposures. Our net investment in foreign subsidiaries translated into U.S. dollars at June 30, 2006 is $24.0 million. A 10% change in foreign currency exchange rates would amount to $2.4 million change in our net investment in foreign subsidiaries at June 30, 2006.

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

There have been no changes in Katy’s internal control over financial reporting during the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect Katy’s internal control over financial reporting.

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

The following is a summary of the specific actions that have been taken to correct the internal control deficiencies and related status as of June 30, 2006:

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

The implementation of our action plan is an ongoing process.  Although we believe that we have made significant progress in the items noted above, we have not yet fully implemented certain of the PwC recommendations, including the establishment and validation, to an appropriate accuracy level, of a perpetual inventory system.  Accordingly, we are unable to conclude as of June 30, 2006 that our inventory process controls at our Wrens facility are adequate without the monthly physical inventory counts. In our Annual Report for the year ended December 31, 2005, we believed that the activation of the PRMS production and inventory system would allow the Company to rely on the adequacy of internal controls (without the monthly physical inventory counts) at our Wrens, Georgia facility by the end of the second quarter of 2006. The Company now believes that it will not be able to eliminate the monthly physical inventory counts until the fourth quarter of 2006.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 20, 2003, the Company announced a plan to spend up to $5.0 million to repurchase shares of its common stock. In 2004, 12,000 shares of common stock were repurchased on the open market for approximately $75 thousand under this plan, while in 2003, 482,800 shares of common stock were repurchased on the open market for approximately $2.5 million. The Company suspended further purchases under the plan on May 10, 2004. On December 5, 2005, we announced the resumption of the plan. During 2005, the Company purchased 3,200 shares of common stock on the open market for less than $0.1 million. During the three and six months ended June 30, 2006, the Company purchased 25,800 and 27,000 shares of common stock on the open market for $0.1 million.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders of Katy Industries, Inc. was held at the Holiday Inn Mount Kisco, One Holiday Inn Drive, Mount Kisco, New York, at 10:00 AM, on May 25, 2006. Stockholders voted on two proposals, summarized below with the accompanying number of votes in favor, opposed, or abstained.

PROPOSAL No. 1: Election of Directors

CLASS I DIRECTORS:
Name	Votes For	Votes Withheld
Robert M. Baratta	7,214,652	366,177
Daniel B. Carroll	7,275,701	305,128
Wallace E. Carroll, Jr.	7,274,258	306,571
Anthony T. Castor III	7,482,647	98,182

The required vote for directors was the affirmative vote of a plurality of the votes cast at the annual meeting. As a result of the vote, each of the four nominees for Class I directors was elected. The specified term of the Company’s Class II directors, Christopher W. Anderson, William F. Andrews, Samuel P. Frieder, James A. Kohlberg, and Christopher Lacovara, is through the Company’s 2007 Annual Meeting.

PROPOSAL No. 2: To ratify the selection of PricewaterhouseCoopers LLP as the independent public accountants of Katy for the fiscal year ended December 31, 2006.

Votes For	Votes Against	Votes Abstained
7,562,292	17,126	1,410

The required vote to ratify the appointment of PricewaterhouseCoopers LLP was the majority of Katy’s outstanding common stock present, in person or by proxy, at the annual meeting. As a result of the vote, the selection of PricewaterhouseCoopers LLP was ratified.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

Exhibit Number	Exhibit Title

2	Preferred Stock Purchase and Recapitalization Agreement, dated as of June 2, 2001 (incorporated by reference to Annex B to the Company’s Proxy Statement on Schedule 14A filed June 8, 2001).	*
3.1	The Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K on July 13, 2001).	*
3.2	The By-laws of the Company, as amended (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q filed May 15, 2001).	*
4.1
Rights Agreement dated as of January 13, 1995 between Katy and Harris Trust and Savings Bank as Rights Agent (incorporated by reference to Exhibit 2.1 of the Company’s Form 8-A filed January 17, 1995).

*
4.1a	First Amendment to Rights Agreement, dated as of October 30, 1996, between Katy and Harris Trust and Savings Bank as Rights Agent.	**
4.1b
Second Amendment to Rights Agreement, dated as of January 8, 1999, between Katy and LaSalle National Bank as Rights Agent (incorporated by reference to Exhibit 4.1(b) of the Company’s Annual Report on Form 10-K filed March 18, 1999).

*
4.1c
Third Amendment to Rights Agreement, dated as of March 30, 2001, between Katy and LaSalle Bank, N.A. as Rights Agent (incorporated by reference to Exhibit (e) (3) to the Company’s Solicitation/Recommendation Statement on Schedule 14D-9 filed April 25, 2001).

*
4.1d	Forth Amendment to Rights Agreement, dated as of June 2, 2001, between Katy and LaSalle Bank N.A. as Rights Agent.	**
10.1	Amended and Restated Katy Industries, Inc. 1995 Long-Term Incentive Plan.	**
10.2	Katy Industries, Inc. Non-Employee Director Stock Option Plan (incorporated by reference to Katy’s Registration Statement on Form S-8 filed June 21, 1995).	*
10.3	Katy Industries, Inc. Supplemental Retirement and Deferral Plan effective as of June 1, 1995 (incorporated by reference to Exhibit 10.4 to Company’s Annual Report on Form 10-K filed April 1, 1996).	*
10.4	Katy Industries, Inc. Directors’ Deferred Compensation Plan effective as of June 1, 1995 (incorporated by reference to Exhibit 10.5 to Company’s Annual Report on Form 10-K filed April 1, 1996).	*
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

*
10.14
Second Amendment to Amended and Restated Loan Agreement dated as of March 29, 2005 with Fleet Capital Corporation (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed April 1, 2005).

*
10.15
Third Amendment to Amended and Restated Loan Agreement dated as of April 13, 2005 with Fleet Capital Corporation (incorporated by reference to Exhibit 10.17 of the Company’s Annual Report on Form 10-K dated April 15, 2005).

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

*
10.18
Sixth Amendment to Amended and Restated Loan Agreement dated as of March 9, 2006 with Fleet Capital Corporation (incorporated by reference to Exhibit 10.18 of the Company’s Annual Report on Form 10-K dated March 31, 2006).

*
10.19
ISDA Master Agreement and Schedule dated as of August 11, 2005, between Bank of America, N.A. and Katy Industries, Inc. and Transaction Confirmation dated as of August 16, 2005 (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q dated November 15, 2005).

*
10.20	Amended and Restated Katy Industries, Inc. 1997 Long-Term Incentive Plan.	**
31.1	CEO Certification pursuant to Securities Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	**
31.2	CFO Certification pursuant to Securities Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	**
32.1	CEO Certification required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**#
32.2	CFO Certification required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**#

*  Indicates incorporated by reference.

**  Indicates filed herewith.

#  These certifications are being furnished solely to accompany this report pursuant to 18 U.S.C. 1350, and are not being filed for purposes of Section 18 of the Securities and Exhange Act of 1934, as amended, and are not to be incorporated by reference into any filing of Katy Industries, Inc. whether made before or after the date hereof, regardless of any general incorporation language in such filing.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KATY INDUSTRIES, INC.
Registrant

DATE: August 9, 2006                                          By /s/ Anthony T. Castor III
                                 Anthony T. Castor III
                                 President and Chief Executive Officer

                                By /s/ Amir Rosenthal
                                 Amir Rosenthal
                                 Vice President, Chief Financial Officer,
                                 General Counsel and Secretary