Form 10-K/A
KATY INDUSTRIES INC
filed 2006-10-18
CIK 54681

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 2

[X] Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2004

OR

                   [  ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission file number 1-5558

Katy Industries, Inc.
(Exact name of registrant as specified in its charter)

Delaware                     75-1277589
(State of Incorporation)           (IRS Employer Identification Number)

2461 South Clark Street, Suite 630, Arlington, VA     22202
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

YES       NO X

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

DOCUMENTS INCORPORATED BY REFERENCE
Proxy Statement for the 2005 annual meeting - Part III.

EXPLANATORY NOTE

This Amendment No. 2 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (“Amendment No. 2”) amends and restates Part IV Item 15 of our Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on March 29, 2006. Additionally, this Amendment No. 2 includes the consent of the independent public accounting firms of Sahlman Holding Company, Inc. (“Sahlman Holding”), an equity investment in which Katy Industries, Inc. holds a 43% interest, relating to the financial statements and related audit report of Sahlman Holding. No other information in our Annual Report on Form 10-K for the 2004 fiscal year, as amended, is amended hereby. This Amendment No. 2 does not reflect events occurring after the filing of our Form 10-K for the 2004 fiscal year or modify or update those disclosures affected by subsequent events.

Pursuant to the Rule 3-09 of Regulation S-X, a registrant is required to file separate financial statements for certain significant equity method investments. We are filing Amendment No. 2 to include the financial statements and related audit reports of Sahlman Holding. These financial statements were audited in accordance with United States generally accepted auditing standards and United States generally accepted accounting principles.

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

    * Previously filed on April 14, 2005

  2. Financial Statement Schedules

    The financial statement schedule filed with this report is listed on the “Index to Financial Statement Schedules” on page 4 of this Form 10-K/A Amendment No. 2.

  3. Exhibits

    The exhibits filed with this report are listed on the “Exhibit Index.”

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: October 18, 2006                 KATY INDUSTRIES, INC.
Registrant

 /s/ Anthony T. Castor III
Anthony T. Castor III
        President and Chief Executive Officer

        /s/ Amir Rosenthal
Amir Rosenthal
Vice President, Chief Financial Officer,
General Counsel and Secretary

INDEX TO FINANCIAL STATEMENT SCHEDULES

Report of Independent Registered Public Accounting Firm	*
Schedule II - Valuation and Qualifying Accounts	*
Financial Statements (Unaudited) of Sahlman Holding Company, Inc.:	5
- Consolidated Balance Sheet (Unaudited) as of December 31, 2004	6
- Consolidated Statement of Operations (Unaudited) for the year ended December 31, 2004	7
- Consolidated Statement of Changes in Shareholders’ Equity (Unaudited) for the year ended December 31, 2004	8
- Consolidated Statement of Cash Flows (Unaudited) for the year ended December 31, 2004	9
- Notes to Consolidated Financial Statements (Unaudited)	10
Financial Statements of Sahlman Holding Company, Inc.:	18
- Report of Independent Auditors: Sahlman Holding Company, Inc.	19
- Report of Independent Auditors: Sahlman Seafoods of Nicaragua, S.A.	21
- Consolidated Balance Sheet as of December 31, 2003	22
- Consolidated Statement of Operations for the year ended December 31, 2003	23
- Consolidated Statement of Changes in Shareholders’ Equity for the year ended December 31, 2003	24
- Consolidated Statement of Cash Flows for the year ended December 31, 2003	25
- Notes to Consolidated Financial Statements	26
Financial Statements (Unaudited) of Sahlman Holding Company, Inc.:	35
- Consolidated Balance Sheet (Unaudited) as of December 31, 2002	36
- Consolidated Statement of Operations (Unaudited) for the year ended December 31, 2002	37
- Consolidated Statement of Changes in Shareholders’ Equity (Unaudited) for the year ended December 31, 2002	38
- Consolidated Statement of Cash Flows (Unaudited) for the year ended December 31, 2002	39
- Notes to Consolidated Financial Statements (Unaudited)	40
Consent of Independent Registered Public Accounting Firm	*
Consent of Independent Public Accounting Firm	**
Consent of Independent Public Accounting Firm	**

*  Previously filed on April 14, 2005

**  Indicates filed herewith

All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the Consolidated Financial Statements of Katy or the Notes thereto.

FINANCIAL STATEMENT SCHEDULES

Financial Statements (Unaudited) of Sahlman Holding Company, Inc.

SAHLMAN HOLDING COMPANY, INC.

TAMPA, FLORIDA

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004

(Unaudited)

SAHLMAN HOLDING COMPANY, INC.

CONSOLIDATED BALANCE SHEET
Unaudited

DECEMBER 31,
2004
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$114,822
Accounts receivable - net of allowance for
doubtful accounts of $14,406	1,224,575
Inventories	3,079,474
Note and other receivables	225,076
Prepaid expenses	438,542
Prepaid and recoverable income taxes	48,900
Deferred income taxes	212,395

Total current assets	5,343,784

PROPERTY, PLANT AND EQUIPMENT, NET	17,763,310

OTHER ASSETS
Foreclosed property	179,744
Goodwill, net	165,366
Other, net	116,875

461,985

$23,569,079

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$1,200,481
Accrued expenses	480,275
Short-term debt	1,264,439
Current maturities of long-term debt	246,200
Income taxes payable	185,430

Total current liabilities	3,376,825

LONG-TERM DEBT	2,146,518

DEFERRED INCOME TAXES	2,783,796

Total liabilities	8,307,139

SHAREHOLDERS' EQUITY	15,261,940

$23,569,079

The accompanying Notes are an integral part of these Consolidated Financial Statements

SAHLMAN HOLDING COMPANY, INC.

CONSOLIDATED STATEMENT OF OPERATIONS
Unaudited

YEAR ENDED
DECEMBER 31,
2004

GROSS SALES	$16,925,341

EXPENSES
Cost of goods sold	15,177,632
Freight and other sales expense	343,076
General and administrative expense	1,843,940

Total expenses	17,364,648

GAIN ON SALE OF ASSETS, NET	116

LOSS FROM OPERATIONS	(439,191)

OTHER INCOME AND (EXPENSE)
Interest expense	(181,878)
Other income	295,738
Other expense	(174,967)

LOSS BEFORE INCOME TAXES	(500,298)

BENEFIT FROM INCOME TAXES	(239,700)

NET LOSS	$(260,598)

The accompanying Notes are an integral part of these Consolidated Financial Statements

SAHLMAN HOLDING COMPANY, INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

YEAR ENDED DECEMBER 31, 2004
Unaudited

					ADDITIONAL	FOREIGN		TOTAL
	TREASURY STOCK		COMMON STOCK		PAID-IN	CURRENCY	RETAINED	SHAREHOLDERS'
	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	TRANSLATION	EARNINGS	EQUITY
BALANCE,
JANUARY 1, 2004	(11,182)	$(1,805,111)	80,000	$8,000	$1,949,000	$(231,375)	$15,602,024	$15,522,538

NET LOSS	-	-	-	-	-	-	(260,598)	(260,598)

BALANCE,
DECEMBER 31, 2004	(11,182)	$(1,805,111)	80,000	$8,000	$1,949,000	$(231,375)	$15,341,426	$15,261,940

The accompanying Notes are an integral part of these Consolidated Financial Statements

SAHLMAN HOLDING COMPANY, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS
Unaudited

YEAR ENDED
DECEMBER 31,
2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(260,598)
Adjustments to reconcile net loss to net cash
provided by operating activities -
Depreciation and amortization	1,326,853
Gain on sale of assets	(116)
Deferred income taxes	(369,516)
(Increase) decrease in operating assets -
Accounts receivable	353,976
Inventories	125,096
Other receivables	(105,140)
Prepaid expenses	18,341
Prepaid and recoverable income taxes	176,726
Other assets	17,066
(Decrease) increase in operating liabilities -
Accounts payable	258,080
Accrued expenses	4,737
Income taxes payable	(657,790)

Net cash provided by operating activities	887,715

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(546,683)
Proceeds from sale of property, plant and equipment	1,250
Proceeds from note receivable	1,239

Net cash used in investing activities	(544,194)

CASH FLOWS FROM FINANCING ACTIVITIES
Finance costs	(33,324)
Proceeds from long-term debt	604,660
Payments on long-term debt	(569,102)
Net payments under line of credit	(466,561)

Net cash used in financing activities	(464,327)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(120,806)

CASH AND CASH EQUIVALENTS - BEGINNING	235,628

CASH AND CASH EQUIVALENTS - ENDING	$114,822

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION
Income taxes paid	$360,803

Interest paid	$183,638

SUPPLEMENTAL DISCLOSURE OF NONCASH
TRANSACTIONS
Transfer of note receivable to other assets
as a result of foreclosure on real property	$179,744

The accompanying Notes are an integral part of these Consolidated Financial Statements

SAHLMAN HOLDING COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004
Unaudited

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

Other Assets - Prior to 2002, the Company amortized goodwill over a twenty-year period using the straight-line method. However, in accordance with Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and other Intangible Assets" (SFAS No. 142), the Company discontinued the amortization of goodwill effective January 1, 2002. Costs of acquiring loans are capitalized and amortized over the term of the loan using the straight-line method.

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

For the year ended December 31, 2004, one customer accounted for $2,748,000 of the Company's sales.

Foreign Currency Translation - Financial statements for two of the foreign subsidiaries have been remeasured to U.S. dollars considering the dollar as the functional currency. Under this method, monetary assets and liabilities are remeasured as of the exchange rate in effect as of the financial statement date; nonmonetary assets and liabilities at the date when they were acquired or incurred; property and equipment at its acquisition date; and capital stock at the exchange rate in effect when recorded. Income and expenses are recorded at an average rate for the year, except for depreciation and amortization whose remeasurement is made at the historical exchange rate. Under this method, gains and losses from remeasurement are recognized in net income of the period. For the year ended December 31, 2004 a net loss of $62,200 on remeasurement is included in other expense. The 2004 loss on remeasurement net of income taxes is $41,000.

Advertising Costs - All of the Company’s advertising costs are nondirect-response costs and are expensed as incurred. Advertising costs for the year ended December 31, 2004 were $36,498.

Shipping and Handling Costs - Included in "freight and other sales expense" on the statement of operations is shipping and handling costs of $259,513 for 2004.

Impairment of Long-Lived Assets - The Company evaluates the recoverability of its long-lived assets whenever adverse events or changes in business climate indicate that the expected undiscounted future cash flows from the related assets may be less than previously anticipated. If the net book value of the related asset exceeds the undiscounted future cash flows of the asset, the carrying amount would be reduced to the present value of its expected future cash flows and an impairment loss would be recognized. As of December 31, 2004, management does not believe that an impairment reserve is required.

NOTE 2 - INVENTORIES

Inventories consist of the following:

2004
Seafood products	$1,233,091
Supplies	1,751,653
Stock in ponds	94,730

Total inventories	$3,079,474

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

2004
Land and land improvements	$825,405
Buildings	6,054,805
Marine vessels	15,987,066
Machinery and equipment	5,418,794
Furniture and fixtures	350,041

Total property, plant and equipment	28,636,111
Less accumulated depreciation	(10,872,801)

Property, plant and equipment, net	$17,763,310

Construction in progress consists of costs incurred for expanding the shrimp processing plant in Nicaragua.

NOTE 4 - OTHER ASSETS

Other assets consist of the following:

2004
Foreclosed property	$179,744

Goodwill	$566,880
Less accumulated amortization	(401,514)

Goodwill, net	$165,366

Deferred financing costs	$85,318
Less accumulated amortization	(44,479)

Deferred financing costs, net	40,839

Other assets (see Note 11)	76,036

Total other assets, net	$116,875

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

In accordance with the provisions of SFAS No. 142, which includes requirements to test goodwill and indefinite lived intangible assets for impairment rather than amortize them, the Company performed the annual impairment test during fiscal 2004. The results of this test indicated that the Company's goodwill was not impaired, as the fair value of the asset did exceed its carrying value.

As of December 31, 2004 the gross carrying amount of deferred financing costs is $85,318. During 2004, new loan costs were incurred in the amount of $33,324 that are to be amortized over one to three years. Amortization expense related to deferred financing costs included in other expense for the year ended December 31, 2004 was $14,803.

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

During 2004, the line of credit was amended and restated by the Second Amendment to Third Amended and Restated Credit Agreement to extend additional credit to the Company and to modify certain provisions of the loan agreement. The Second Amendment allows for advances not to exceed $2,500,000 for the period commencing July 8, 2004 and ending November 4, 2004 and not to exceed $2,250,000 at all other times. Advances accrue interest at LIBOR plus 225 basis points. At December 31, 2004 advances of $1,264,439 were outstanding. The line of credit is secured by the Company's accounts receivable, inventory and certain equipment. The line of credit matures on July 31, 2005 and is subject to annual renewal at SouthTrust's discretion.

NOTE 6 - LONG-TERM DEBT

Long-term debt consists of the following:

2004
SouthTrust term loans	$2,168,633
Sahlman Seafoods of Nicaragua, SA bank loan	224,085

Total long-term debt	2,392,718
Less current maturities of long-term debt	246,200

Total long-term debt	$2,146,518

SouthTrust - During 1997, the Company paid off its revolving loan and consolidated the remaining debt balances of the original term loan and Vessel Acquisition Facility Note into one consolidated term loan governed by the provisions of the SouthTrust Second Amended Credit Agreement. On January 23, 2001, the Company refinanced the remaining balance due on this note as of that date into a new 2001 Consolidation Note. The total amount advanced under the agreement was $1,200,000. Advances under the note accrued interest at the LIBOR rate plus 130 to 225 basis points as determined by the Company's ratio of total liabilities to tangible net worth. The note was secured by real property with a Negative Pledge Agreement on all shrimp trawlers of the Company.

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

$2,392,718

NOTE 7 - INCOME TAXES

For the year ended December 31, 2004 the benefit from income taxes consists of the following:

2004
Current
Federal	$(46,900)
Foreign	49,377

Total current	2,477

Deferred
Federal	(212,720)
State	(10,020)
Foreign	(19,437)

Total deferred	(242,177)

Total benefit from income taxes	$(239,700)

Deferred income taxes resulting from the tax effects of temporary differences consist of book depreciation in excess of tax depreciation, fixed asset sales, reserves and accrued expenses, intercompany profit and unremitted earnings of foreign subsidiaries. Other differences between income taxes computed using the statutory federal and state income tax rates and the provision for income taxes are attributed primarily to foreign income being subject only to federal income tax. Net deferred tax liabilities and assets are $2,571,401 at December 31, 2004.

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

Additional stock information is as follows:

2004
Class A common stock:
Par value per share	.10
Shares authorized	60,000
Shares outstanding, net of
treasury stock	27,068

Class B common stock:
Par value per share	.10
Shares authorized	50,000
Shares outstanding, net of
treasury stock	41,750

Class C common stock:
Par value per share	.10
Shares authorized	40,000
Shares outstanding, net of
treasury stock	-

Class D common stock:
Par value per share	.10
Shares authorized	40,000
Shares outstanding, net of
treasury stock	-

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

A summary of option transactions during the year ended December 31, 2004 is shown below:

Number
	of	Weighted Average
	Shares	Option Price
Options (granted and unexercised)
at January 1, 2004	4,117	$160.08
Granted	-	-
Exercised	-	-
Forfeited	-	-

Options (granted and unexercised)
at December 31, 2004	4,117	$160.08

The fair value of the options is determined by the management of the Company. The Company applies APB Opinion 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its stock option plans. Had compensation cost been determined based on the fair value at the grant date consistent with the method of SFAS No. 123, "Accounting for Stock-Based Compensation," the net loss of the Company would not have been affected in 2004.

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

The Company may elect to match the employees’ contributions, but not in excess of two percent of the participant’s gross annual earnings. The Company contributions to this plan were $12,553 for the year 2004.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Litigation - In the ordinary course of business, the Company and its Subsidiary are involved in litigation primarily as a result of injuries sustained during shrimp boat operations. The Company is self-insured for these claims. Management believes that the reserves are adequate to cover unpaid losses that have been incurred as of December 31, 2004.

Insurance Coverage - The Company provides insurance for workers’ compensation claims and boat reserve claims. The Company is fully insured for group health care claims. In the opinion of management, the boat reserve of $3,000 included in accrued expenses represents adequate provision for covering unpaid losses which have been incurred as of the year ended December 31, 2004. The Company had a protection and indemnity insurance policy to cover the employees working on the shrimp boats. This policy expired on December 15, 2001, and the Company has decided not to renew it as all of the boats are now St. Vincent registry, which the Company feels will virtually eliminate the risk of future claims in the United States.

Rights and Concessions - SSN has entered into contracts for the construction of shrimp farming operations located in Nicaragua.

One contract entered into during 1997 and 1998 is for a 1,787.5 acre land lease for twenty years with the government of Nicaragua. Payments of $52,606 have been made with additional payments of 1% of the gross sales due annually to the government once production begins. No additional amounts have been paid in connection with the requirements of the lease, nor has any been accrued, as construction has not begun as of December 31, 2004. Under the terms of the lease, construction was required to begin by October 1, 1998. The Company is undecided as to when, or if, they will begin construction.

In November 2000, SSN was granted the right to construct a shrimp farm in exchange for a fee of $50,000 paid to a Nicaraguan government agency.

The payments made under these agreements are included with other assets and at December 31, 2004 amounted to $66,897 net of amortization. Payments relating to these rights and concessions are being amortized over 20 years using the straight-line method.

FINANCIAL STATEMENT SCHEDULES

Financial Statements of Sahlman Holding Company, Inc.

SAHLMAN HOLDING COMPANY, INC.

TAMPA, FLORIDA

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003

INDEPENDENT AUDITORS' REPORT

                            February 20, 2004, except for Note 6
                            is as of March 18, 2004 and Note 12
                            is as of January 10, 2005

To the Board of Directors and Shareholders of
Sahlman Holding Company, Inc.
Tampa, Florida

We have audited the accompanying consolidated balance sheet of Sahlman Holding Company, Inc. and its subsidiary (Sahlman Seafoods, Inc.) as of December 31, 2003, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for the year ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Sahlman Seafoods of Nicaragua, S.A., a wholly owned subsidiary of Sahlman Seafoods, Inc., which statements reflect total assets of $6,409,000 as of December 31, 2003 and net loss of $711,000 for the year ended December 31, 2003. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for Sahlman Seafoods of Nicaragua, S.A., is based solely on the report of the other auditors, except for the adjustment to building depreciation described further in note 12 which has not been reflected in such financial statements by the other auditors. This adjustment has been recorded in the consolidated financial statements of Sahlman Holding Company, Inc.
We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit, which includes the adjustment to building depreciation for Sahlman Seafoods of Nicaragua, S.A. described further in note 12, provides a reasonable basis for our opinion.

In our opinion, based on our audit and the report of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Sahlman Holding Company, Inc. and its subsidiary as of December 31, 2003, and the results of their operations and their cash flows for the year ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

/s/ Dwight, Darby, and Company
Certified Public Accountants

INDEPENDENT AUDITORS' REPORT

January 10, 2005

To the Board of Directors and Stockholders of
Sahlman Seafoods of Nicaragua, S.A.:

We have audited the accompanying balance sheet of Sahlman Seafoods of Nicaragua, S.A. (the Company) as of December 31, 2003, and the related statement of operations and retained earnings and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on those statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sahlman Seafoods of Nicaragua, S.A., as of December 31, 2003, the results of its operations and cash flows for the year then ended, in conformity with accounting standards generally accepted in the United States of America.

                        /s/ Grant Thornton
                        Certified Public Accountants
                        Managua, Nicaragua

SAHLMAN HOLDING COMPANY, INC.

CONSOLIDATED BALANCE SHEET

DECEMBER 31,
2003
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$235,628
Accounts receivable - net of allowance for
doubtful accounts of $9,000	1,578,551
Inventories	3,204,570
Note and other receivables, current portion	127,648
Prepaid expenses	456,883
Recoverable income taxes	225,626
Deferred income taxes	221,798

Total current assets	6,050,704

NOTE RECEIVABLE, LESS CURRENT PORTION	173,271

PROPERTY, PLANT AND EQUIPMENT, NET	18,512,798

OTHER ASSETS
Goodwill, net	165,366
Other, net	115,420

280,786

$25,017,559

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$942,401
Accrued expenses	475,538
Short-term debt	1,731,000
Current maturities of long-term debt	611,617
Income taxes payable	843,220

Total current liabilities	4,603,776

LONG-TERM DEBT	1,745,543

DEFERRED INCOME TAXES	3,145,702

Total liabilities	9,495,021

SHAREHOLDERS' EQUITY	15,522,538

$25,017,559

The accompanying Notes are an integral part of these Consolidated Financial Statements

SAHLMAN HOLDING COMPANY, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

YEAR ENDED
DECEMBER 31,
2003

GROSS SALES	$15,802,189

EXPENSES
Cost of goods sold	15,200,241
Freight and other sales expense	349,161
General and administrative expense	2,063,111

Total expenses	17,612,513

GAIN ON SALE OF ASSETS, NET	233,671

LOSS FROM OPERATIONS	(1,576,653)

OTHER INCOME AND (EXPENSE)
Interest expense	(131,578)
Other income	130,409
Other expense	(480,525)

LOSS BEFORE INCOME TAXES	(2,058,347)

BENEFIT FROM INCOME TAXES	(729,104)

NET LOSS	$(1,329,243)

The accompanying Notes are an integral part of these Consolidated Financial Statements

SAHLMAN HOLDING COMPANY, INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

YEAR ENDED DECEMBER 31, 2003

					ADDITIONAL	FOREIGN		TOTAL
	TREASURY STOCK		COMMON STOCK		PAID-IN	CURRENCY	RETAINED	SHAREHOLDERS'
	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	TRANSLATION	EARNINGS	EQUITY
BALANCE,
JANUARY 1, 2003	(10,632)	$(1,717,067)	80,000	$8,000	$1,949,000	$(231,375)	$16,931,267	$16,939,825

PURCHASE OF TREASURY
STOCK	(550)	(88,044)	-	-	-	-	-	(88,044)

NET LOSS	-	-	-	-	-	-	(1,329,243)	(1,329,243)

BALANCE,
DECEMBER 31, 2003	(11,182)	$(1,805,111)	80,000	$8,000	$1,949,000	$(231,375)	$15,602,024	$15,522,538

The accompanying Notes are an integral part of these Consolidated Financial Statements

SAHLMAN HOLDING COMPANY, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

YEAR ENDED
DECEMBER 31,
2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,329,243)
Adjustments to reconcile net loss to net cash
provided by operating activities -
Depreciation and amortization	1,560,586
Gain on sale of assets	(233,671)
Deferred income taxes	(1,084,045)
(Increase) decrease in operating assets -
Accounts receivable	(198,869)
Inventories	769,009
Other receivables	160,733
Prepaid expenses	(118,780)
Prepaid and recoverable income taxes	(225,626)
Other assets	(403)
(Decrease) increase in operating liabilities -
Accounts payable	(193,165)
Accrued expenses	(15,597)
Income taxes payable	724,750

Net cash provided by operating activities	(184,321)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(681,275)
Proceeds from sale of property, plant and equipment	1,102,319
Proceeds from note receivable	7,086

Net cash provided by investing activities	428,130

CASH FLOWS FROM FINANCING ACTIVITIES
Finance costs	(16,122)
Proceeds from long-term debt	400,000
Payments on long-term debt	(799,228)
Net borrowings under line of credit	220,953
Purchase of treasury stock	(88,044)
Payments on short-term debt	-

Net cash used in financing activities	(282,441)

NET DECREASE IN CASH AND CASH
EQUIVALENTS	(38,632)

CASH AND CASH EQUIVALENTS - BEGINNING	274,260

CASH AND CASH EQUIVALENTS - ENDING	$235,628

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION
Income taxes refunded	$(190,131)

Interest paid	$134,045

The accompanying Notes are an integral part of these Consolidated Financial Statements

SAHLMAN HOLDING COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003

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

Other Assets - Prior to 2002, the Company amortized goodwill over a twenty-year period using the straight-line method. However, in accordance with Financial Accounting Standards Board (FASB) Statement No. 142, "Goodwill and other Intangible Assets" (Statement No. 142), the Company discontinued the amortization of goodwill effective January 1, 2002 (see Note 4).

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

For income tax purposes, buildings, marine vessels and machinery and equipment are depreciated under the lives and methods of the applicable income tax regulations in effect at the acquisition date. Effective January 1, 2003, the salvage value was changed on the marine vessels to more accurately reflect their depreciable value. (See Note 3)

Income Taxes - The Company accounts for its income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes,” which requires the liability method of accounting for income taxes. Under this method, deferred taxes are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates.

Concentration of Credit Risk - The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents. The Company places its cash and temporary cash investments with high credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit.

For the year ended December 31, 2003, three customers accounted for $5,269,000 of the Company's sales.

Foreign Currency Translation - Financial statements for two of the foreign subsidiaries have been remeasured to U.S. dollars considering the dollar as the functional currency. Under this method, monetary assets and liabilities are remeasured at the exchange rate in effect as of the financial statement date; nonmonetary assets and liabilities at the date when they were acquired or incurred; property and equipment at its acquisition date; and capital stock at the exchange rate in effect when recorded. Income and expenses are recorded at an average rate for the year, except for depreciation and amortization whose remeasurement is made at the historical exchange rate. Under this method, gains and losses from remeasurement are recognized in net income of the period. For the year ended December 31, 2003, a net loss of $385,000 on remeasurement is included in other expense. The 2003 loss on remeasurement net of income taxes is $254,000. In years prior to 1998, the foreign currency was considered the functional currency and gains or losses on exchange were recorded as a separate component of shareholders’ equity.

Advertising Costs - All of the Company’s advertising costs are nondirect-response costs and are expensed as incurred. Total advertising costs for the year ended December 31, 2003 was $92,654.

Shipping and Handling Costs - Included in "freight and other sales expense" on the statement of operations is shipping and handling costs of $214,451 for 2003.

Impairment of Long-Lived Assets - The Company evaluates the recoverability of its long-lived assets whenever adverse events or changes in business climate indicate that the expected undiscounted future cash flows from the related assets may be less than previously anticipated. If the net book value of the related asset exceeds the undiscounted future cash flows of the asset, the carrying amount would be reduced to the present value of its expected future cash flows and an impairment loss would be recognized. As of December 31, 2003, management does not believe that an impairment reserve is required.

Asset Disposals - During 2003, the Company sold four shrimp trawlers for $1,130,000. A portion of the total proceeds was used to pay down the term debt upon the bank's approval. The cost of the four vessels sold totaled $1,768,000 with accumulated depreciation of $900,000 leaving a net book value of $868,000. After expenses to ready the boats for sale, the Company recognized a gain on the sale in the amount of $234,355.

The sale of the vessels will reduce the high repair expense incurred in previous years on the vessels as well as reduce interest on the loan, enabling the Company to improve its loan service position.

NOTE 2 - INVENTORIES

Inventories consist of the following:

2003
Seafood products	$1,474,220
Supplies	1,635,113
Stock in ponds	95,237

Total inventories	$3,204,570

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

2003
Land	$561,854
Land improvements	1,542,668
Buildings	4,383,481
Marine vessels	15,990,078
Machinery and equipment	5,802,766
Furniture and fixtures	750,841
Construction in progress	223,950

Total property, plant and equipment	29,255,638
Less accumulated depreciation	(10,742,840)

Property, plant and equipment, net	$18,512,798

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

NOTE 4 - OTHER ASSETS

Other assets consist of the following:

2003
Goodwill	$566,880
Less accumulated amortization	(401,514)

Goodwill, net	$165,366

Deferred financing costs	$51,994
Less accumulated amortization	(29,676)

Deferred financing costs, net	22,318

Other assets (see Note 11)	93,102

Total other assets, net	$115,420

In June 2001, FASB issued Statement No. 142, which includes requirements to test goodwill and indefinite lived intangible assets for impairment rather than amortize them. The provisions of Statement No. 142 require an annual impairment test. In accordance with the provisions of Statement No. 142, the Company performed the annual impairment test during fiscal 2003. The results of this test indicated that the Company's goodwill was not impaired, as the fair value of the asset did exceed its carrying value.

As of December 31, 2003, the gross carrying amount of deferred financing costs is $51,994. During 2003, new loan costs were incurred in the amount of $16,122 that are to be amortized over three years. Amortization expense related to deferred financing costs included in other expense for the year ended December 31, 2003.

The future estimated amortization expense is as follows:

2004	$9,224
2005	8,674
2006	4,420

$22,318

NOTE 5 - SHORT-TERM DEBT

In 1997, the Company entered into the Second Amended and Restated Credit Agreement (Second Amended Credit Agreement) (see Note 6) with SouthTrust Bank, (SouthTrust), which provided financing under a line of credit facility of up to $2,000,000. During 2003, the line of credit was amended and restated by the Third Amended and Restated Credit Agreement and the First Amendment to the Third Amended and Restated Credit Agreement (Third Amended Credit Agreement) with SouthTrust. The Company and the bank desired to amend and restate the Second Amended Credit Agreement to concisely and accurately reflect the current agreements of the parties. The Third Amended Credit Agreement consolidates two term notes outstanding with SouthTrust (see Note 6) and the line of credit was amended to allow for advances not to exceed $2,250,000. Advances are limited based on a formula applied to assets and less any issued letters of credit. Advances accrue interest at the Company’s option at either LIBOR plus 130 to 225 basis points as determined by the Company's ratio of total liabilities to tangible net worth or the prime rate of SouthTrust. At December 31, 2003, advances of $1,731,000 were outstanding. The line of credit is secured by the Company's accounts receivable, inventory and certain equipment. The line of credit matures on July 31, 2004 and is subject to annual renewal at SouthTrust's discretion.

NOTE 6 - LONG-TERM DEBT

Long-term debt consists of the following:

2003
SouthTrust term loans	$2,202,330
Sahlman Seafoods of Nicaragua, SA bank loan	150,000
Other	4,830

Total long-term debt	2,357,160
Less current maturities of long-term debt	611,617

Total long-term debt	$1,745,543

SouthTrust - During 1997, the Company paid off its revolving loan and consolidated the remaining debt balances of the original term loan and Vessel Acquisition Facility Note into one consolidated term loan governed by the provisions of the SouthTrust Second Amended Credit Agreement. On January 23, 2001, the Company refinanced the remaining balance due on this note as of that date into a new 2001 Consolidation Note. The total amount advanced under the agreement was $1,200,000. Advances under the note accrue interest at the LIBOR rate plus 130 to 225 basis points as determined by the Company's ratio of total liabilities to tangible net worth. The loan bore interest at 2.619% at December 31, 2003, and is to be repaid in equal monthly installments of $6,667 with a final payment of $800,000 due January 23, 2006. The note is secured by real property with a Negative Pledge Agreement on all shrimp trawlers of the Company. The outstanding balance at December 31, 2003 was $966,667.

In 2003, the 1999 term note and the 1999 Vessel Acquisition Facility were consolidated and refinanced with SouthTrust into a new term note, the 2003 Term Loan. The 2003 Term Loan is governed by the provisions of the Third Amended Credit Agreement. The original principal amount of the note was $1,287,667. The note was renewed in August 2003 to increase the principal amount by $250,000 for a note balance of $1,430,362. The note accrues interest at the Company's option at either the LIBOR rate plus 155 to 250 basis points as determined by the Company's ratio of total liabilities to tangible net worth or the prime rate of SouthTrust. At December 31, 2003, the loan bore interest at 2.7% and is to be repaid in equal monthly installments of $39,732. The loan matures on August 15, 2006 and is unsecured; however, SouthTrust has required a Negative Pledge Agreement on all shrimp trawlers of the Company as a condition of, and as partial consideration for, entering into the credit agreement. At December 31, 2003, the outstanding loan balance was $1,235,663.

The loan agreements contain certain restrictive covenants requiring the Company to meet certain ratios and other matters. At December 31, 2003, the Company was not in compliance with one of these covenants. On March 18, 2004, the bank has agreed to waive compliance with this covenant.

Other long-term debt in the amount of $150,000 originated in 2003 in connection with one of the wholly-owned subsidiaries, Sahlman Seafoods of Nicaragua, S.A. (SSN). The note matures on December 11, 2006 and is payable in 36 monthly installments bearing an annual interest rate of 9.55%. The loan is guaranteed by equipment and a mortgage on land and facilities of SSN. In addition, a new car loan was taken out in October 2001 in the amount of $17,386 payable in 36 monthly installments of $483 beginning on November 30, 2001 at 0% interest.

Aggregate maturities of long-term debt during the three years ending in 2006 are as follows:

2004	$611,617
2005	606,787
2006	1,138,756

$2,357,160

NOTE 7 - INCOME TAXES

For the years ended December 31, 2003, the provision for (benefit from) income taxes consists of the following:
2003
Current
Federal	$354,941
Foreign	-

Total current	354,941

Deferred
Federal	(1,038,397)
State	(45,648)
Foreign	-

Total deferred	(1,084,045)

Total provision for (benefit from) income taxes	$(729,104)

Deferred income taxes resulting from the tax effects of temporary differences consist of book depreciation in excess of tax depreciation, fixed asset sales, reserves and accrued expenses, intercompany profit and unremitted earnings of foreign subsidiaries. Other differences between income taxes computed using the statutory federal and state income tax rates and the provision for income taxes are attributed primarily to foreign income being subject only to federal income tax. Net deferred tax liabilities and assets are $2,923,904 at December 31, 2003.

During 2003, the Company's 2000, 2001 and 2002 income tax returns were examined by the IRS. As a result of the examination, taxable income will be recognized in 2003 in the amount of $932,400 from unremitted earnings of a foreign subsidiary. The effect of this change on the balance sheet is to reclassify deferred income taxes - long term liability in the amount of $317,000 to income taxes currently payable.

For the year ended December 31, 2003, the Company had a federal tax loss of approximately $664,000. This loss will be carried back to recover federal income taxes of $225,626 paid in 2002. For state income tax purposes, this loss will be carried forward to offset taxable income of future years. A valuation allowance for the cumulative state loss carryforward of $1,930,000, resulting in a deferred tax asset of $106,000, is not considered necessary, as it is anticipated that future income will absorb the losses. The state loss carryforward expires from 2021 to 2024.

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

Additional stock information is as follows:

2003
Class A common stock:
Par value per share	.10
Shares authorized	60,000
Shares outstanding, net of
treasury stock	27,068

Class B common stock:
Par value per share	.10
Shares authorized	50,000
Shares outstanding, net of
treasury stock	41,750

Class C common stock:
Par value per share	.10
Shares authorized	40,000
Shares outstanding, net of
treasury stock	-

Class D common stock:
Par value per share	.10
Shares authorized	40,000
Shares outstanding, net of
treasury stock	-

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

A summary of option transactions during the years ended December 31, 2003 is shown below:

Number
	of	Weighted Average
	Shares	Option Price
Options (granted and unexercised)
at January 1, 2003	4,117	$160.08
Granted	-	-
Exercised	-	-
Forfeited	-	-

Options (granted and unexercised)
at December 31, 2003	4,117	$160.08

The fair value of the options is determined by the management of the Company. The Company applies APB Opinion 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its stock option plans. Had compensation cost been determined based on the fair value at the grant date consistent with the method of FASB No. 123, "Accounting for Stock-Based Compensation," the net loss of the Company would not have been affected in 2003.

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

The Company may elect to match the employees’ contributions, but not in excess of two percent of the participant’s gross annual earnings. The Company contributions to this plan was $14,151 for the year 2003.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Litigation - In the ordinary course of business, the Company and its Subsidiary are involved in litigation primarily as a result of injuries sustained during shrimp boat operations. The Company is self-insured for these claims. Management believes that the reserves are adequate to cover unpaid losses that have been incurred as of December 31, 2003.

Insurance Coverage - The Company provides insurance for workers’ compensation claims and boat reserve claims. The Company is fully insured for group health care claims. In the opinion of management, the reserve for workers’ compensation claims of approximately $180,000 and the boat reserve of $9,000 included in accrued expenses represent adequate provision for covering unpaid losses which have been incurred as of the year ended December 31, 2003. The Company had a protection and indemnity insurance policy to cover the employees working on the shrimp boats. This policy expired on December 15, 2001, and the Company has decided not to renew it as all of the boats are now St. Vincent registry, which the Company feels will virtually eliminate the risk of future claims in the United States.

Letters of Credit - The Company was contingently liable as of December 31, 2003 for $175,000 related to letters of credit which guarantee workers’ compensation claims.

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

The payments made under these agreements are included with other assets and at December 31, 2003, amounted to $74,112 net of amortization. Payments relating to these rights and concessions are being amortized over 20 years using the straight-line method.

NOTE 12 - RECONCILIATION OF SSN FINANCIAL STATEMENTS

The financial statements of SSN were audited by other auditors in accordance with accounting principles generally accepted in the United States of America. Included in the financial statements of SSN is the recognition and recording of depreciation of buildings on the basis of an estimated useful life of ten years. Management of the Company is of the opinion that the proper estimated useful life for the buildings of SSN is twenty-five years. Following is a reconciliation of the significant differences in amounts reported in the financial statements of SSN of the other auditors to the amounts reported in the accompanying consolidated financial statements as a result of recording the depreciation of the buildings of SSN based on an estimated life of twenty-five years.

Amount Reported
		Adjustment	in the
		Due to Change	Accompanying
	Amount	to Twenty-Five	Consolidated
	Reported By	Year Life for	Financial
	Other Auditors	SSN Buildings	Statements

Accumulated depreciation	$5,135,910	$1,294,314	$3,841,596

FINANCIAL STATEMENT SCHEDULES

Financial Statements (Unaudited) of Sahlman Holding Company, Inc.

SAHLMAN HOLDING COMPANY, INC.

TAMPA, FLORIDA

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002

(Unaudited)

SAHLMAN HOLDING COMPANY, INC.

CONSOLIDATED BALANCE SHEET
Unaudited

DECEMBER 31,
2002
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$274,260
Accounts receivable - net of allowance for
doubtful accounts of $2,000	1,379,682
Inventories	3,973,579
Note and other receivables, current portion	287,754
Prepaid expenses	338,103

Total current assets	6,253,378

NOTE RECEIVABLE, LESS CURRENT PORTION	180,984

PROPERTY, PLANT AND EQUIPMENT, NET	20,251,677

OTHER ASSETS
Goodwill, net	165,366
Other, net	107,975

273,341

$26,959,380

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$1,135,566
Accrued expenses	491,135
Short-term debt	1,510,047
Current maturities of long-term debt	1,471,510
Deferred income taxes - current	85,286
Income taxes payable	118,470

Total current liabilities	4,812,014

LONG-TERM DEBT	1,284,878

DEFERRED INCOME TAXES	3,922,663

Total liabilities	10,019,555

SHAREHOLDERS' EQUITY	16,939,825

$26,959,380

The accompanying Notes are an integral part of these Consolidated Financial Statements

SAHLMAN HOLDING COMPANY, INC.

CONSOLIDATED STATEMENT OF OPERATIONS
Unaudited

YEAR ENDED
DECEMBER 31,
2002

GROSS SALES	$17,612,529

EXPENSES
Cost of goods sold	16,127,157
Freight and other sales expense	281,270
General and administrative expense	2,165,342

Total expenses	18,573,769

GAIN ON SALE OF ASSETS, NET	1,338,468

INCOME FROM OPERATIONS	377,228

OTHER INCOME AND (EXPENSE)
Interest expense	(175,764)
Other income	144,556
Other expense	(421,924)

LOSS BEFORE INCOME TAXES	(75,904)

PROVISION FOR INCOME TAXES	38,429

NET LOSS	$(114,333)

The accompanying Notes are an integral part of these Consolidated Financial Statements

SAHLMAN HOLDING COMPANY, INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

YEAR ENDED DECEMBER 31, 2002
Unaudited

					ADDITIONAL	FOREIGN		TOTAL
	TREASURY STOCK		COMMON STOCK		PAID-IN	CURRENCY	RETAINED	SHAREHOLDERS'
	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	TRANSLATION	EARNINGS	EQUITY
BALANCE,
JANUARY 1, 2002	(10,632)	$(1,717,067)	80,000	$8,000	$1,949,000	$(231,375)	$17,045,600	$17,054,158

NET LOSS	-	-	-	-	-	-	(114,333)	(114,333)

BALANCE,
DECEMBER 31, 2002	(10,632)	$(1,717,067)	80,000	$8,000	$1,949,000	$(231,375)	$16,931,267	$16,939,825

The accompanying Notes are an integral part of these Consolidated Financial Statements

SAHLMAN HOLDING COMPANY, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS
Unaudited

YEAR ENDED
DECEMBER 31,
2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(114,333)
Adjustments to reconcile net loss to net cash
provided by operating activities -
Depreciation and amortization	2,101,966
Gain on sale of assets	(1,338,468)
Deferred income taxes	(120,803)
(Increase) decrease in operating assets -
Accounts receivable	406,218
Inventories	(496,787)
Other receivables	116,754
Prepaid expenses	(47,131)
Prepaid and recoverable income taxes	305,542
Other assets	4,235
(Decrease) increase in operating liabilities -
Accounts payable	199,108
Accrued expenses	27,816
Income taxes payable	118,470

Net cash provided by operating activities	1,162,587

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(549,382)
Proceeds from sale of property, plant and equipment	2,340,430
Proceeds from note receivable	6,511

Net cash provided by investing activities	1,797,559

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on long-term debt	(3,369,819)
Net borrowings under line of credit	622,962
Payments on short-term debt	(257,000)

Net cash used in financing activities	(3,003,857)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(43,711)

CASH AND CASH EQUIVALENTS - BEGINNING	317,971

CASH AND CASH EQUIVALENTS - ENDING	$274,260

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION
Income taxes refunded	$(277,551)

Interest paid	$196,990

The accompanying Notes are an integral part of these Consolidated Financial Statements

SAHLMAN HOLDING COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002
Unaudited

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

Accounts Receivable - The Company uses the reserve method of accounting for bad debts for financial reporting purposes and the direct write-off method for income tax purposes.

Inventories - Inventories of materials and supplies are stated at lower of cost or market, determined under the average cost method. Inventories of finished products are valued at production cost under the average cost method, which is not more than market value. Stock in ponds consists of the direct and indirect costs incurred in the cultivation and maintenance of shrimp.

Other Assets - Prior to 2002, the Company amortized goodwill over a twenty-year period using the straight-line method. However, in accordance with Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and other Intangible Assets" (SFAS No. 142), the Company discontinued the amortization of goodwill effective January 1, 2002. Costs of acquiring loans are capitalized and amortized over the term of the loan using the straight-line method.

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

Foreign Currency Translation - Financial statements for two of the foreign subsidiaries have been remeasured to U.S. dollars considering the dollar as the functional currency. Under this method, monetary assets and liabilities are remeasured as of the exchange rate in effect as of the financial statement date; nonmonetary assets and liabilities at the date when they were acquired or incurred; property and equipment at its acquisition date; and capital stock at the exchange rate in effect when recorded. Income and expenses are recorded at an average rate for the year, except for depreciation and amortization whose remeasurement is made at the historical exchange rate. Under this method, gains and losses from remeasurement are recognized in net income of the period. For the year ended December 31, 2002 a net loss of $238,900 on remeasurement is included in other expense. The 2002 loss on remeasurement net of income taxes is $157,700.

Advertising Costs - All of the Company’s advertising costs are nondirect-response costs and are expensed as incurred. Advertising costs for the year ended December 31, 2002 were $77,167.

Impairment of Long-Lived Assets - The Company evaluates the recoverability of its long-lived assets whenever adverse events or changes in business climate indicate that the expected undiscounted future cash flows from the related assets may be less than previously anticipated. If the net book value of the related asset exceeds the undiscounted future cash flows of the asset, the carrying amount would be reduced to the present value of its expected future cash flows and an impairment loss would be recognized. As of December 31, 2002, management does not believe that an impairment reserve is required.

Asset Disposals - During 2002, the Company sold ten older shrimp trawlers for $2,445,000. Net sales proceeds in the amount of $1,874,000 were used to pay down the term debt in accordance with the loan agreement. The sale of the vessels will reduce the high repair expense incurred in previous years on the vessels as well as reduce interest on the loan, enabling the Company to improve its loan service position. The cost of the ten vessels sold totaled $3,808,000 with accumulated depreciation f $2,807,000, leaving a net book value of $1,001,000. After expenses to ready the boats for sale, the Company recognized a gain on the sale in the amount of $1,338,468.

NOTE 2 - INVENTORIES

Inventories consist of the following:

2002
Seafood products	$2,034,002
Supplies	1,737,804
Stock in ponds	201,773

Total inventories	$3,973,579

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

2002
Land	$602,573
Land improvements	219,970
Buildings	5,691,791
Marine vessels	17,754,989
Machinery and equipment	5,560,965
Furniture and fixtures	516,402
Construction in progress	18,740

Total property, plant and equipment	30,365,430
Less accumulated depreciation	(10,113,753)

Property, plant and equipment, net	$20,251,677

Construction in progress consists of costs incurred for expanding the shrimp processing plant in Nicaragua.

NOTE 4 - OTHER ASSETS

Other assets consist of the following:

2002
Goodwill	$566,880
Less accumulated amortization	(401,514)

Goodwill, net	$165,366

Deferred financing costs	$35,872
Less accumulated amortization	(20,596)

Deferred financing costs, net	15,276

Other assets (see Note 11)	92,699

Total other assets, net	$107,975

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 142, which includes requirements to test goodwill and indefinite lived intangible assets for impairment rather than amortize them. The provisions of SFAS No. 142 require an annual impairment test. In accordance with the provisions of SFAS No. 142, the Company performed the annual impairment test during fiscal 2002. The results of this test indicated that the Company's goodwill was not impaired, as the fair value of the asset did exceed its carrying value.

As of December 31, 2002 the gross carrying amount of deferred financing costs is $35,872. During 2002, loans with costs in the amount of $205,894 expired, thereby reducing the gross carrying amount. Amortization expense related to deferred financing costs included in other expense for the year ended December 31, 2002 was $9,843.

The future estimated amortization expense is as follows:

2003	$6,600
2004	3,850
2005	3,300
2006	950
2007	576

$15,276

NOTE 5 - SHORT-TERM DEBT

In 1997, the Company entered into the Second Amended and Restated Credit Agreement (Second Amended Credit Agreement) (see Note 6) with SouthTrust Bank, National Association (SouthTrust), which provides financing under a line of credit facility of up to $2,000,000. Advances are limited based on a formula applied to assets and less any issued letters of credit and accrue interest at the Company’s option at either LIBOR plus 130 to 240 basis points as determined by the Company's ratio of total liabilities to tangible net worth or the prime rate of SouthTrust. At December 31, 2002 advances of $1,510,047 were outstanding. The line of credit is secured by the Company's accounts receivable, inventory and certain equipment. The line of credit matures on July 31, 2003 and is subject to annual renewal at SouthTrust's discretion.

NOTE 6 - LONG-TERM DEBT

Long-term debt consists of the following:

2002
SouthTrust term loans	$2,745,763
Other	10,625

Total long-term debt	2,756,388
Less current maturities of long-term debt	1,471,510

Total long-term debt	$1,284,878

SouthTrust - During 1997, the Company paid off its revolving loan and consolidated the remaining debt balances of the original term loan and Vessel Acquisition Facility Note into one consolidated term loan governed by the provisions of the SouthTrust Second Amended Credit Agreement. On January 23, 2001, the Company refinanced the remaining balance due on this note as of that date into a new 2001 Consolidation Note. The total amount advanced under the agreement was $1,200,000. Advances under the note accrue interest at the LIBOR rate plus 130 to 225 basis points as determined by the Company's ratio of total liabilities to tangible net worth. The loan bore interest at 2.88% at December 31, 2002 and is to be repaid in equal monthly installments of $6,667 with a final payment of $800,000 due January 23, 2006. The note is secured by real property with a Negative Pledge Agreement on all shrimp trawlers of the Company. The outstanding balance at December 31, 2002 was $1,046,667.

On July 31, 2001, a short-term loan was renewed for $880,000 with a maturity date of July 31, 2003. The renewed term loan bore interest at the LIBOR rate plus 130 to 225 basis points as determined by the Company’s ratio of total liabilities to tangible net worth. The renewed loan required equal monthly principal payments in the amount of $10,476 plus accrued interest beginning September 1, 2001. The loan was paid off during 2002.

In February 1999, the Company entered into an additional term loan agreement with SouthTrust. The loan proceeds of $5,500,000 were used to redeem the Polk County Industrial Revenue Bonds. The loan accrues interest at the Company’s option as either the LIBOR rate plus 155 to 265 basis points as determined by the Company’s ratio of total liabilities to tangible net worth or the prime rate of SouthTrust. The term loan bore interest at 2.93% at December 31, 2002, and is to be repaid in 60 equal monthly installments of $91,667. The loan matures on February 24, 2004 and is secured by real property. The outstanding balance at December 31, 2002 was $1,375,000.

In August 1999, the Company entered into the 1999 Vessel Acquisition Facility with SouthTrust. Under the terms of this agreement, the aggregate principal amount outstanding at any time is not to exceed $2,000,000. The loan accrues interest at the Company’s option at either the LIBOR rate plus 155 to 265 basis points as determined by the Company’s ratio of total liabilities to tangible net worth or the prime rate of SouthTrust. The loan bore interest at 2.93% at December 31, 2002, and is to be repaid in 84 equal monthly installments of $23,810. The loan matures on August 5, 2003 and is unsecured. The outstanding balance at December 31, 2002 was $324,096.

The loan agreements contain certain restrictive covenants requiring the Company to meet certain financial ratios and other matters. At December 31, 2002, the Company was not in compliance with one of these covenants. The bank has agreed to waive compliance with this covenant.

Other long-term debt in the original amount of $11,500 is in connection with expenses related to the sale of a commercial building in Lakeland, Florida. The note calls for four annual payments in the amount of $2,875, commencing February 12, 1999, and bearing interest at 8.5% per annum. In addition, a new car loan was taken out in October 2001 in the amount of $17,386 payable in 36 monthly installments of $483 beginning on November 30, 2001 at 0% interest.

Aggregate maturities of long-term debt during the four years ending in 2006 are as follows:

2003	$1,471,510
2004	398,211
2005	80,000
2006	806,667

$2,756,388

NOTE 7- INCOME TAXES

For the year ended December 31, 2002 the provision for income taxes consists of the following:
2002
Current
Federal	$96,315
Foreign	50,147

Total current	146,462

Deferred
Federal	(155,873)
State	(12,404)
Foreign	60,244

Total deferred	(108,033)

Total provision for income taxes	$38,429

Deferred income taxes resulting from the tax effects of temporary differences consist of book depreciation in excess of tax depreciation, fixed asset sales, reserves and accrued expenses, intercompany profit and unremitted earnings of foreign subsidiaries. Other differences between income taxes computed using the statutory federal and state income tax rates and the provision for income taxes are attributed primarily to foreign income being subject only to federal income tax. Gross deferred tax liabilities and assets are $4,007,949 at December 31, 2002.

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

Additional stock information is as follows:

2002
Class A common stock:
Par value per share	.10
Shares authorized	60,000
Shares outstanding, net of
treasury stock	27,618

Class B common stock:
Par value per share	.10
Shares authorized	50,000
Shares outstanding, net of
treasury stock	41,750

Class C common stock:
Par value per share	.10
Shares authorized	40,000
Shares outstanding, net of
treasury stock	-

Class D common stock:
Par value per share	.10
Shares authorized	40,000
Shares outstanding, net of
treasury stock	-

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

A summary of option transactions during the year ended December 31, 2002 is shown below:

Number
	of	Weighted Average
	Shares	Option Price
Options (granted and unexercised)
at January 1, 2002	4,117	$160.08
Granted	-	-
Exercised	-	-
Forfeited	-	-

Options (granted and unexercised)
at December 31, 2002	4,117	$160.08

The fair value of the options is determined by the management of the Company. The Company applies APB Opinion 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its stock option plans. Had compensation cost been determined based on the fair value at the grant date consistent with the method of SFAS No. 123, "Accounting for Stock-Based Compensation," the net loss of the Company would not have been affected in 2002.

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

The Company may elect to match the employees’ contributions, but not in excess of two percent of the participant’s gross annual earnings. The Company contributions to this plan were $15,540 for the year 2002.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Litigation - In the ordinary course of business, the Company and its Subsidiary are involved in litigation primarily as a result of injuries sustained during shrimp boat operations. The Company is self-insured for these claims. Management believes that the reserves are adequate to cover unpaid losses that have been incurred as of December 31, 2002.

Insurance Coverage - The Company provides insurance for workers’ compensation claims and boat reserve claims. The Company is fully insured for group health care claims. In the opinion of management, the reserve for workers’ compensation claims of approximately $176,000 and the boat reserve of $11,000 included in accrued expenses represent adequate provision for covering unpaid losses which have been incurred as of the year ended December 31, 2002. The Company had a protection and indemnity insurance policy to cover the employees working on the shrimp boats. This policy expired on December 15, 2001, and the Company has decided not to renew it as all of the boats are now St. Vincent registry, which the Company feels will virtually eliminate the risk of future claims in the United States.

Letters of Credit - The Company was contingently liable as of December 31, 2002 for $175,000 related to letters of credit which guarantee workers’ compensation claims.

Rights and Concessions - Sahlman Seafoods of Nicaragua, S.A. (SSN) has entered into contracts for the construction of a shrimp farming operation located in Nicaragua. The project has two phases that were due to be completed between 1998 and 2001. Additionally, the Company has a ten-year lease for 1,250 acres with a renewable ten-year option at an initial cost of $7,256. An additional fee of 1% of gross sales per annum is required by the government for the remaining years of the lease.

During 1997 and 1998, the Company entered into an additional 1,787.5 acre land lease for twenty years with the government of Nicaragua. Payments of $52,606 have been made with additional payments of 1% of the gross sales due annually to the government once production begins.

No additional amounts have been paid in connection with the requirements of the leases, nor has any been accrued, as production has not begun in these areas as of December 31, 2002. Under the terms of the lease, construction was required to begin by October 1, 1998. The Company is undecided as to when, or if, they will begin construction.

In November 2000, SSN was granted the right to construct a shrimp farm in exchange for a fee of $50,000 paid to a Nicaraguan government agency.

The payments made under these agreements are included with other assets.

NOTE 12 - RELATED PARTY TRANSACTIONS

The Company paid a shareholder a consulting fee of $25,000 for the year ended December 31, 2002. During the year ended December 31, 2002 loans from shareholders were paid off with interest of $3,155 at 8%.

EXHIBIT INDEX

Exhibit Number	Exhibit Title

23.1	Consent of Independent Public Accounting Firm	**
23.2	Consent of Independent Public Accounting Firm	**
31.1	CEO Certification pursuant to Securities Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	**
31.2	CFO Certification pursuant to Securities Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	**
32.1	CEO Certification required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**#
32.2	CFO Certification required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**#

** Indicates filed herewith.

# These certifications are being furnished solely to accompany this report pursuant to 18 U.S.C. 1350, and are not being filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of Katy Industries, Inc. whether made before or after the date hereof, regardless of any general incorporation language in such filing.