Form 10-K/A
KATY INDUSTRIES INC
filed 2006-10-18
CIK 54681

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
YES      NO X
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
YES      NO X
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES X  NO __
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
Large accelerated filer ___   Accelerated filer ___   Non-accelerated filer X

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

DOCUMENTS INCORPORATED BY REFERENCE
Proxy Statement for the 2006 annual meeting - Part III.

EXPLANATORY NOTE

This Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (“Amendment No. 1”) amends and restates Part IV Item 15 of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2006. Additionally, this Amendment No. 1 includes the consent of the independent public accounting firms of Sahlman Holding Company, Inc. (“Sahlman Holding”), an equity investment in which Katy Industries, Inc. holds a 43% interest, relating to the financial statements and related audit report of Sahlman Holding. No other information in our Annual Report on Form 10-K for the 2005 fiscal year, as amended, is amended hereby. This Amendment No. 1 does not reflect events occurring after the filing of our Form 10-K for the 2005 fiscal year or modify or update those disclosures affected by subsequent events.

Pursuant to the Rule 3-09 of Regulation S-X, a registrant is required to file separate financial statements for certain significant equity method investments. We are filing Amendment No. 1 to include the financial statements and related audit reports of Sahlman Holding. These financial statements were audited in accordance with United States generally accepted auditing standards and United States generally accepted accounting principles.

Part IV

Item 15. EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

(a)	1. Financial Statements

The following financial statements of Katy are set forth in Part II, Item 8, of this Form 10-K:

-	Consolidated Balance Sheets as of December 31, 2005 and 2004 *
-	Consolidated Statements of Operations for the years ended December 31, 2005, 2004 and 2003 *
-	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2005, 2004 and 2003 *
-	Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003 *
-	Notes to Consolidated Financial Statements *

    * Previously filed on March 31, 2006

  2. Financial Statement Schedules

    The financial statement schedule filed with this report is listed on the “Index to Financial Statement Schedules” on page 4 of this Form 10-K/A Amendment No. 1.

  3. Exhibits

    The exhibits filed with this report are listed on the “Exhibit Index.”

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: October 18, 2006                 KATY INDUSTRIES, INC.
Registrant

 /s/ Anthony T. Castor III
Anthony T. Castor III
        President and Chief Executive Officer

        /s/ Amir Rosenthal
Amir Rosenthal
Vice President, Chief Financial Officer,
General Counsel and Secretary

INDEX TO FINANCIAL STATEMENT SCHEDULES

Report of Independent Registered Public Accounting Firm	*
Schedule II - Valuation and Qualifying Accounts	*
Financial Statements (Unaudited) of Sahlman Holding Company, Inc.:	5
- Consolidated Balance Sheets (Unaudited) as of December 31, 2005 and 2004	6
- Consolidated Statements of Operations (Unaudited) for the years ended December 31, 2005 and 2004	7
- Consolidated Statements of Changes in Shareholders’ Equity (Unaudited) for the years ended December 31, 2005 and 2004	8
- Consolidated Statements of Cash Flows (Unaudited) for the years ended December 31, 2005 and 2004	9
- Notes to Consolidated Financial Statements (Unaudited)	11
Financial Statements of Sahlman Holding Company, Inc.:	21
- Report of Independent Auditors: Sahlman Holding Company, Inc.	22
- Report of Independent Auditors: Sahlman Seafoods of Nicaragua, S.A.	24
- Consolidated Balance Sheet as of December 31, 2003	25
- Consolidated Statement of Operations for the year ended December 31, 2003	26
- Consolidated Statement of Changes in Shareholders’ Equity for the year ended December 31, 2003	27
- Consolidated Statement of Cash Flows for the year ended December 31, 2003	28
- Notes to Consolidated Financial Statements	29
Consent of Independent Registered Public Accounting Firm	*
Consent of Independent Public Accounting Firm	**
Consent of Independent Public Accounting Firm	**

*  Previously filed on March 31, 2006

**  Indicates filed herewith

All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the Consolidated Financial Statements of Katy or the Notes thereto.

FINANCIAL STATEMENT SCHEDULES

Financial Statements (Unaudited) of Sahlman Holding Company, Inc.

SAHLMAN HOLDING COMPANY, INC.

TAMPA, FLORIDA

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005 AND 2004

(Unaudited)

SAHLMAN HOLDING COMPANY, INC.

CONSOLIDATED BALANCE SHEETS
Unaudited

	DECEMBER 31,
	2005	2004
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$4,676,235	$114,822
Accounts receivable - net of allowance for
doubtful accounts of $9,755 and $14,406	1,742,836	1,224,575
Inventories	4,245,352	3,079,474
Current portion of net investment in sales-type lease	2,162,250	-
Note and other receivables	701,222	225,076
Prepaid expenses	400,463	438,542
Prepaid and recoverable income taxes	-	48,900
Deferred income taxes	117,300	212,395

Total current assets	14,045,658	5,343,784

PROPERTY, PLANT AND EQUIPMENT, NET	5,469,618	17,763,310

OTHER ASSETS
Net investment in sales-type lease, net of
current portion	4,366,500	-
Foreclosed property	158,139	179,744
Goodwill, net	-	165,366
Other, net	95,913	116,875

	4,620,552	461,985

	$24,135,828	$23,569,079

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$550,740	$1,200,481
Accrued expenses	891,521	480,275
Short-term debt	-	1,264,439
Current maturities of long-term debt	1,362,250	246,200
Current portion of stock buyback obligation	293,800	-
Income taxes payable	675,267	185,430

Total current liabilities	3,773,578	3,376,825

LONG-TERM DEBT	2,775,011	2,146,518

STOCK BUYBACK OBLIGATION	753,429	-

DEFERRED INCOME TAXES	292,310	2,783,796

Total liabilities	7,594,328	8,307,139

SHAREHOLDERS' EQUITY	16,541,500	15,261,940

	$24,135,828	$23,569,079

The accompanying Notes are an integral part of these Consolidated Financial Statements

SAHLMAN HOLDING COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited

	YEAR ENDED DECEMBER 31,
	2005	2004
GROSS SALES	$18,952,948	$16,925,341

EXPENSES
Cost of goods sold	16,148,153	15,177,632
Selling, general and administrative expense	2,350,534	2,187,016

Total expenses	18,498,687	17,364,648

GAIN ON SALE OF ASSETS, NET	1,674,366	116

INCOME (LOSS) FROM OPERATIONS	2,128,627	(439,191)

OTHER INCOME AND (EXPENSE)
Interest expense	(184,671)	(181,878)
Goodwill impairment loss	(165,366)	-
Other income	552,490	295,738
Other expense	(532,951)	(174,967)

INCOME (LOSS) BEFORE INCOME TAXES	1,798,129	(500,298)

BENEFIT FROM INCOME TAXES	(745,745)	(239,700)

NET INCOME (LOSS)	$2,543,874	$(260,598)

The accompanying Notes are an integral part of these Consolidated Financial Statements

SAHLMAN HOLDING COMPANY, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
Unaudited

YEAR ENDED DECEMBER 31, 2005

					ADDITIONAL	FOREIGN		TOTAL
	TREASURY STOCK		COMMON STOCK		PAID-IN	CURRENCY	RETAINED	SHAREHOLDERS'
	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	TRANSLATION	EARNINGS	EQUITY
BALANCE,
JANUARY 1, 2005	(11,182)	$(1,805,111)	80,000	$8,000	$1,949,000	$(231,375)	$15,341,426	$15,261,940

PURCHASE OF TREASURY
STOCK	(835)	(217,085)	-	-	-	-	-	(217,085)

OBLIGATION TO
REPURCHASE STOCK	-	-	-	-	(1,047,229)	-	-	(1,047,229)

NET INCOME	-	-	-	-	-	-	2,543,874	2,543,874

BALANCE,
DECEMBER 31, 2005	(12,017)	$(2,022,196)	80,000	$8,000	$901,771	$(231,375)	$17,885,300	$16,541,500

		YEAR ENDED DECEMBER 31, 2004

BALANCE,
JANUARY 1, 2004	(11,182)	$(1,805,111)	80,000	$8,000	$1,949,000	$(231,375)	$15,602,024	$15,522,538

NET LOSS	-	-	-	-	-	-	(260,598)	(260,598)

BALANCE,
DECEMBER 31, 2004	(11,182)	$(1,805,111)	80,000	$8,000	$1,949,000	$(231,375)	$15,341,426	$15,261,940

The accompanying Notes are an integral part of these Consolidated Financial Statements

SAHLMAN HOLDING COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

	YEAR ENDED DECEMBER 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$2,543,874	$(260,598)
Adjustments to reconcile net income (loss) to net cash
(used in) provided by operating activities -
Depreciation and amortization	919,328	1,326,853
Gain on sale of assets	(1,674,366)	(116)
Impairment of goodwill	165,366	-
Deferred income taxes	(2,437,476)	(369,516)
(Increase) decrease in operating assets -
Accounts receivable	(518,261)	353,976
Inventories	(1,165,878)	125,096
Other receivables	62,790	(105,140)
Prepaid expenses	38,079	18,341
Prepaid and recoverable income taxes	-	176,726
Other assets	20,962	17,066
(Decrease) increase in operating liabilities -
Accounts payable	(649,741)	258,080
Accrued expenses	411,250	4,737
Income taxes payable	489,837	(657,790)

Net cash (used in) provided by operating activities	(1,794,236)	887,715

CASH FLOWS FROM INVESTING ACTIVITIES
Payments received on foreclosed property	21,605	-
Purchase of property, plant and equipment	(492,207)	(546,683)
Proceeds from sale of property, plant and equipment	13,630,918	1,250
Issuance of note receivable	(2,850,000)	-
Principal payments and proceeds from notes receivable	2,311,064	1,239
Issuance of lease receivable related to Shrimp Boat Management	(8,116,500)	-
Principal payments received on lease receivable	1,587,750	-

Net cash provided by (used in) investing activities	6,092,630	(544,194)

CASH FLOWS FROM FINANCING ACTIVITIES
Finance costs	-	(33,324)
Proceeds from long-term debt	4,022,000	604,660
Payments on long-term debt	(2,277,457)	(569,102)
Net payments under line of credit	(1,264,439)	(466,561)
Purchase of treasury stock	(217,085)	-

Net cash provided by (used in) financing activities	263,019	(464,327)

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS	4,561,413	(120,806)

CASH AND CASH EQUIVALENTS - BEGINNING	114,822	235,628

CASH AND CASH EQUIVALENTS - ENDING	$4,676,235	$114,822

The accompanying Notes are an integral part of these Consolidated Financial Statements

SAHLMAN HOLDING COMPANY, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS
Unaudited

	YEAR ENDED DECEMBER 31,
	2005	2004
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION
Income taxes paid	$1,439,725	$360,803

Interest paid	$184,671	$183,638

SUPPLEMENTAL DISCLOSURE OF NONCASH
TRANSACTIONS
Transfer of note receivable to other assets
as a result of foreclosure on real property	$-	$179,744

During the year ended December 31, 2005, the Company recorded an obligation to repurchase 4,036 shares of its common stock valued at $1,047,229 (see Note 9).

The accompanying Notes are an integral part of these Consolidated Financial Statements

SAHLMAN HOLDING COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005 AND 2004
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

Other Assets - Prior to 2002, the Company amortized goodwill over a twenty-year period using the straight-line method. However, in accordance with Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and other Intangible Assets" (SFAS No. 142), the Company discontinued the amortization of goodwill effective January 1, 2002, and began performing an annual impairment test. See further information regarding goodwill in Note 4. Costs of acquiring loans are capitalized and amortized over the term of the loan using the straight-line method.

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

For the years ended December 31, 2005 and 2004, one customer accounted for $3,619,688 and $2,748,000 of the Company's sales, respectively.

Foreign Currency Translation - Financial statements for two of the foreign subsidiaries have been remeasured to U.S. dollars considering the dollar as the functional currency. Under this method, monetary assets and liabilities are remeasured as of the exchange rate in effect as of the financial statement date; nonmonetary assets and liabilities at the date when they were acquired or incurred; property and equipment at its acquisition date; and capital stock at the exchange rate in effect when recorded. Income and expenses are recorded at an average rate for the year, except for depreciation and amortization whose remeasurement is made at the historical exchange rate. Under this method, gains and losses from remeasurement are recognized in net income of the period. For the years ended December 31, 2005 and 2004, a net loss of $1,706 and $62,200 on remeasurement is included in other expense, respectively. The 2005 and 2004 loss on remeasurement net of income taxes is $1,126 and $41,000, respectively.

Advertising Costs - All of the Company’s advertising costs are nondirect-response costs and are expensed as incurred. Advertising costs for the years ended December 31, 2005 and 2004 were $18,508 and $36,498, respectively.

Shipping and Handling Costs - Included in “selling, general and administrative expense” on the consolidated statements of operations is shipping and handling costs of $251,248 and $259,513 for 2005 and 2004, respectively.

Impairment of Long-Lived Assets (Excluding Goodwill) - The Company evaluates the recoverability of its long-lived assets whenever adverse events or changes in business climate indicate that the expected undiscounted future cash flows from the related assets may be less than previously anticipated. If the net book value of the related asset exceeds the undiscounted future cash flows of the asset, the carrying amount would be reduced to the present value of its expected future cash flows and an impairment loss would be recognized. As of December 31, 2005 and 2004, management does not believe that an impairment reserve is required.

Asset Disposals - During 2005, Sahlman sold the corporate headquarters building and related land for $3,566,659, which resulted in a gain of $3,063,992. A portion of the building was subsequently leased back to Sahlman for a one-year term ending September 30, 2006 and month-to-month thereafter. The lease calls for equal monthly installments of $3,400. Total rent expense for 2005 for this and other operating leases amounted to approximately $13,200.

Also in 2005, the Company sold all of the inventory and property, plant, and equipment of Georgetown Seafoods, a subsidiary of the Company. The assets sold had a net book value of $1,686,027, and were sold in exchange for a note in the amount of $2,850,000, which resulted in a gain of $1,067,999 after deducting expenses incurred in connection with the sale. At December 31, 2005, the balance on the note amounted to $538,396, which is due in March 2006.

Also in 2005, the Company entered into a sales-type lease transaction for all of the fishing vessels and supplies of Shrimp Boat Management (SBM), a subsidiary of the Company. The assets leased have a net book value of $10,522,901 and were leased in exchange for a 38-month lease with total rental payments of $9,224,894, of which $8,116,500 has been allocated to principal. After deducting expenses of the transaction, SBM recognized a loss of $2,456,885. SBM recognizes interest revenue on the lease payments over the life of the lease (see Note 7).

NOTE 2 - INVENTORIES

Inventories consist of the following:

	2005	2004
Seafood products	$3,324,424	$1,233,091
Supplies	810,053	1,751,653
Stock in ponds	110,875	94,730

Total inventories	$4,245,352	$3,079,474

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	2005	2004
Land and land improvements	$286,519	$825,405
Buildings	5,010,332	6,054,805
Marine vessels	-	15,987,066
Machinery and equipment	3,395,906	5,418,794
Furniture and fixtures	112,144	350,041
Construction in progress	194,794	-

Total property, plant and equipment	8,999,695	28,636,111
Less accumulated depreciation	(3,530,077)	(10,872,801)

Property, plant and equipment, net	$5,469,618	$17,763,310

NOTE 4 - OTHER ASSETS

Other assets consist of the following:

	2005	2004
Net investment in sales-type lease (see Note 7)	$4,366,500	$-

Foreclosed property	$158,139	$179,744

Goodwill	$566,880	$566,880
Less accumulated amortization	(566,880)	(401,514)

Goodwill, net	$-	$165,366

Deferred financing costs	$51,690	$85,318
Less accumulated amortization	-	(44,479)

Deferred financing costs, net	51,690	40,839

Other assets (see Note 12)	44,223	76,036

Total other assets, net	$95,913	$116,875

During 2004, the Company began foreclosure proceedings to repossess real property in satisfaction of a note receivable defaulted upon by the owners of the property. Management anticipated that there would be a recovery in excess of the $179,744 balance due on the note plus any expenses incurred. Therefore, as of December 31, 2004, $179,744 was included on the balance sheet in other assets. Subsequent to December 31, 2005, the Company assigned all of its rights related to its foreclosed property in exchange for approximately $232,000.

In accordance with the provisions of SFAS No. 142, which includes requirements to test goodwill and indefinite lived intangible assets for impairment rather than amortize them, the Company performed the annual impairment test during 2005. The Company determined that the carrying amount of its goodwill exceeded its fair value, which was estimated based on the present value of expected future cash inflows. Accordingly, a goodwill impairment loss of $165,366 was recognized in the accompanying consolidated statements of operations. Changes in goodwill during 2005 are summarized in the following table:

Balance, January 1, 2005	$165,366
Impairment loss	(165,366)

Balance, December 31, 2005	$-

As of December 31, 2005 and 2004, the gross carrying amount of deferred financing costs is $51,690 and $85,318, respectively. During 2005, new loan costs were incurred in the amount of $51,690 that are to be amortized over two years. During 2004, new loan costs were incurred in the amount of $33,324 that were to be amortized over one to three years. Amortization expense related to deferred financing costs included in other expense for the years ended December 31, 2005 and 2004 was $0 and $14,803, respectively.

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

During 2004, the line of credit was amended and restated by the Second Amendment to Third Amended and Restated Credit Agreement to extend additional credit to the Company and to modify certain provisions of the loan agreement. The Second Amendment allowed for advances not to exceed $2,500,000 for the period commencing July 8, 2004 and ending November 4, 2004 and not to exceed $2,250,000 at all other times. Advances accrued interest at LIBOR plus 225 basis points. At December 31, 2004 $1,264,439 of advances were outstanding.

In 2005, the SouthTrust line of credit was paid off. On December 28, 2005, Sahlman closed on a $2,500,000 revolving line of credit with Fifth Third Bank. Advances on the credit line are payable on demand, carry a variable rate per annum equal to the LIBOR rate plus the applicable margin basis points as defined in the credit agreement, and are limited to an amount equal to 85 percent of eligible accounts, plus 50 percent of eligible inventory, with a maximum inventory cap not to exceed 75 percent of eligible accounts. The credit line is collateralized by all of the assets of Sahlman and matures on December 28, 2007. At December 31, 2005 no advances were outstanding.

NOTE 6 - LONG-TERM DEBT

Long-term debt consists of the following:

	2005	2004
Fifth Third term loan	$4,000,000	$-
SouthTrust term loans	-	2,168,633
Sahlman Seafoods of Nicaragua, SA bank loan	137,261	224,085

Total long-term debt	4,137,261	2,392,718
Less current maturities of long-term debt	1,362,250	246,200

Total long-term debt	$2,775,011	$2,146,518

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

In 2004, the 2001 Consolidation Note and the 2003 term loan were consolidated and refinanced with SouthTrust into a new term note, the 2004 Consolidation Note. The 2004 Consolidation Note was governed by the provisions of the Third Amendment to Third Amended and Restated Credit Agreement. The original principal amount of the note was $2,193,000, which included an advance in the principal amount of $454,659. The note accrued interest at the Company's option at either the LIBOR rate plus 155 to 250 basis points as determined by the Company's ratio of total liabilities to tangible net worth or the prime rate of SouthTrust. At December 31, 2004, the loan bore interest at 4.7% and was to be repaid in equal monthly installments of $12,183. The loan was to mature on October 28, 2009 and was secured by real property with a Negative Pledge Agreement on all shrimp trawlers of the Company. The outstanding balance at December 31, 2004 was $2,168,333.

In 2005, the SouthTrust loan was paid off. SBM took out a loan with Fifth Third Bank on December 28, 2005 in the amount of $4,000,000. The loan accrues interest at the LIBOR rate plus 250 basis points and is due when principal payments are due. The loan matures on July 15, 2007 and is collateralized by substantially all of the assets of SBM and the rights of SBM to its sales-type lease agreement (see Note 7).

The loan agreements contain certain restrictive covenants requiring the Company to meet certain financial ratios and other matters. At December 31, 2005, the Company was in compliance with these covenants.

Other long-term debt in the amount of $150,000 originated in 2003, with an additional $150,000 in 2004, in connection with one of the wholly-owned subsidiaries, Sahlman Seafoods of Nicaragua, S.A. (SSN). The note matures on December 11, 2006 and is payable in 36 monthly installments bearing an annual interest rate of 9.55%. The loan is guaranteed by equipment and a mortgage on land and facilities of SSN. An additional note with SSN originated in 2005, which matures in May 2009 and is payable in 48 monthly installments bearing an annual interest rate of 10.75%. The loan is guaranteed by certain property, plant and equipment of SSN. In addition, a car loan was taken out in October 2001 in the amount of $17,386 payable in 36 monthly installments of $483 beginning on November 30, 2001 at 0% interest.

Aggregate maturities of long-term debt are as follows:

2006	$1,362,250
2007	2,765,690
2008	4,661
2009	4,660

$4,137,261

NOTE 7 - NET INVESTMENT IN SALES-TYPE LEASE

In accordance with an agreement dated May 12, 2005, the Company entered into a sales-type lease as a lessor of certain assets of SBM. The lease is for the period May 12, 2005 through June 30, 2008. Following is a summary of the components of the Company’s net investment in the sales-type lease at December 31, 2005:

Total minimum lease payments to be received	$7,256,363
Unearned income	(727,613)

Net investment	$6,528,750

The future minimum lease payments to be received on the life of the lease are as follows:

2006	$2,601,138
2007	2,943,104
2008	1,712,121

$7,256,363

NOTE 8 - INCOME TAXES

For the years ended December 31, 2005 and 2004, the benefit from income taxes consists of the following:

	2005	2004
Current
Federal	$1,228,502	$(46,900)
State	131,161	-
Foreign	381,416	49,377

Total current	1,741,079	2,477

Deferred
Federal	(2,246,977)	(212,720)
State	(239,847)	(10,020)
Foreign	-	(19,437)

Total deferred	(2,486,824)	(242,177)

Total benefit from income taxes	$(745,745)	$(239,700)

The Company’s effective income tax rate is lower than what would be expected if the federal statutory rate were applied to income from continuing operations primarily because of repatriation of foreign earnings as described below.

On October 22, 2004, the President signed the American Jobs Creation Act of 2004 (the Jobs Act). The Jobs Act created a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations. This provided the Company the opportunity to tax effectively repatriate foreign earnings for U.S. qualifying investments specified by the Company’s domestic reinvestment plan. During 2005, the Company completed its evaluation of the repatriation provisions and, in the fourth quarter of 2005, the Company repatriated approximately $6 million of foreign earnings in the United States pursuant to the provisions of the Jobs Act. In 2005, the Company recorded $1.6 million of income tax benefit, net of available foreign tax credits, related to the Jobs Act, which effectively taxed earnings at 5.25 percent. The Company previously provided for income taxes on these foreign earnings at 34 percent. As this provision is only effective for the tax year 2005, the Company will not reduce its effective tax rate on future foreign earnings and profits.

Deferred income taxes resulting from the tax effects of temporary differences consist of book depreciation in excess of tax depreciation, fixed asset sales, reserves and accrued expenses, intercompany profit, and unremitted earnings of foreign subsidiaries. Other differences between income taxes computed using the statutory federal and state income tax rates and the provision for income taxes are attributed primarily to foreign income being subject only to federal income tax. Net deferred tax liabilities and assets are $175,010 and $2,571,401 at December 31, 2005 and 2004, respectively.

NOTE 9 - CAPITAL STOCK

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

Additional stock information is as follows:

	2005	2004
Class A common stock:
Par value per share	.10	.10
Shares authorized	60,000	60,000
Shares outstanding, net of
treasury stock	26,233	27,068

Class B common stock:
Par value per share	.10	.10
Shares authorized	50,000	50,000
Shares outstanding, net of
treasury stock	41,750	41,750

Class C common stock:
Par value per share	.10	.10
Shares authorized	40,000	40,000
Shares outstanding, net of
treasury stock	-	-

Class D common stock:
Par value per share	.10	.10
Shares authorized	40,000	40,000
Shares outstanding, net of
treasury stock	-	-

During 2005, the Company entered into a settlement agreement with a holder of 4,871 shares of Class A common stock. The agreement requires the Company, effectively as of September 1, 2001, to repurchase $75,000 worth of the individual’s common stock, calculated based on the book value per share of the Company’s common stock as of the preceding December 31st, until all shares have been repurchased. As of December 31, 2005, the Company had repurchased 835 shares for a cost of $217,090. The remaining 4,036 shares have been reflected as a stock buyback obligation on the accompanying consolidated balance sheets in the amount of $1,047,229.

NOTE 10 - STOCK OPTION PLANS

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

A summary of option transactions during the years ended December 31, 2005 and 2004 is shown below:

	Number	Weighted Average
	of Shares	Option Price
Options (granted and unexercised)
at January 1, 2005	4,117	$160.08
Granted	-	-
Exercised	-	-
Forfeited	-	-

Options (granted and unexercised)
at December 31, 2005	4,117	$160.08

Options (granted and unexercised)
at January 1, 2004	4,117	$160.08
Granted	-	-
Exercised	-	-
Forfeited	-	-

Options (granted and unexercised)
at December 31, 2004	4,117	$160.08

The fair value of the options is determined by the management of the Company. The Company applies APB Opinion 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its stock option plans. Had compensation cost been determined based on the fair value at the grant date consistent with the method of FASB No. 123, "Accounting for Stock-Based Compensation," the net loss of the Company would not have been affected in 2005 and 2004.

NOTE 11 - EMPLOYEE BENEFIT PLAN

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

The Company may elect to match the employees’ contributions, but not in excess of two percent of the participant’s gross annual earnings. The Company contributions to this plan were $9,460 and $12,553 for the years 2005 and 2004, respectively.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

Litigation - In the ordinary course of business, the Company and its Subsidiary are involved in litigation primarily as a result of injuries sustained during shrimp boat operations. The Company is self-insured for these claims. Management believes that the reserves are adequate to cover unpaid losses that have been incurred as of December 31, 2005.

Insurance Coverage - The Company provides insurance for workers’ compensation claims and boat reserve claims. The Company is fully insured for group health care claims. In the opinion of management, the boat reserve of $0 and $3,000 included in accrued expenses represents adequate provision for covering unpaid losses which have been incurred as of the years ended December 31, 2005 and 2004, respectively. The Company had a protection and indemnity insurance policy to cover the employees working on the shrimp boats. This policy expired on December 15, 2001, and the Company has decided not to renew it as all of the boats are now St. Vincent registry, which the Company feels will virtually eliminate the risk of future claims in the United States.

Rights and Concessions - SSN has entered into contracts for the construction of shrimp farming operations located in Nicaragua.

One contract entered into during 1997 and 1998, is for a 2,593 acre land lease for twenty years with the government of Nicaragua. Payments of $52,606 have been made with additional payments of 1% of the gross sales due annually to the government once production begins. No additional amounts have been paid in connection with the requirements of the lease, nor has any been accrued, as construction has not begun as of December 31, 2005. Under the terms of the lease, construction was required to begin by October 1, 1998. The Company is undecided as to when, or if, they will begin construction.

In November 2000, SSN was granted the right to construct a shrimp farm in exchange for a fee of $50,000 paid to a Nicaraguan government agency.

The payments made under these agreements are included with other assets and at December 31, 2005 and 2004, amounted to $44,223 and $66,897 net of amortization, respectively. Payments relating to these rights and concessions are being amortized over 20 years using the straight-line method.

NOTE 13 - SUBSEQUENT EVENT

Subsequent to December 31, 2005, the Company assigned all of its rights related to its foreclosed property in exchange for approximately $232,000.

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