Form 10-Q
period 2006-11-14
KATY INDUSTRIES INC
filed 2006-11-14
CIK 54681

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2006

or
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class	Outstanding at October 31, 2006
Common Stock, $1 Par Value	7,957,377 Shares

KATY INDUSTRIES, INC.
FORM 10-Q
September 30, 2006

INDEX

			Page
PART I	FINANCIAL INFORMATION

	Item 1.	Financial Statements:

		Condensed Consolidated Balance Sheets
		September 30, 2006 and December 31, 2005 (unaudited)	3,4

		Condensed Consolidated Statements of Operations
		Three Months and Nine Months Ended September 30, 2006 and 2005 (unaudited)	5

		Condensed Consolidated Statements of Cash Flows
		Nine Months Ended September 30, 2006 and 2005 (unaudited)	6

		Notes to Condensed Consolidated Financial Statements (unaudited)	7

	Item 2.	Management's Discussion and Analysis of Financial
		Condition and Results of Operations	30

	Item 3.	Quantitative and Qualitative Disclosures about Market Risk	46

	Item 4.	Controls and Procedures	47

PART II	OTHER INFORMATION

	Item 1.	Legal Proceedings	50

	Item 1A.	Risk Factors	50

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	50

	Item 3.	Defaults Upon Senior Securities	50

	Item 4.	Submission of Matters to a Vote of Security Holders	50

	Item 5.	Other Information	50

	Item 6.	Exhibits	50

	Signatures		52

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

KATY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands)
(Unaudited)

ASSETS

	September 30,	December 31,
	2006	2005
CURRENT ASSETS:

Cash and cash equivalents	$4,117	$8,421
Accounts receivable, net	66,966	63,612
Inventories, net	60,247	62,799
Other current assets	4,376	3,600
Assets held for sale	12,152	-

Total current assets	147,858	138,432

OTHER ASSETS:

Goodwill	665	665
Intangibles, net	6,481	6,946
Other	9,253	8,643

Total other assets	16,399	16,254

PROPERTY AND EQUIPMENT
Land and improvements	336	1,732
Buildings and improvements	9,695	14,011
Machinery and equipment	119,206	140,514

	129,237	156,257
Less - Accumulated depreciation	(86,801)	(98,260)

Property and equipment, net	42,436	57,997

Total assets	$206,693	$212,683

See Notes to Condensed Consolidated Financial Statements.

KATY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except Share Data)
(Unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	September 30,	December 31,
	2006	2005
CURRENT LIABILITIES:

Accounts payable	$42,936	$47,449
Accrued compensation	4,008	4,071
Accrued expenses	38,659	37,713
Current maturities of long-term debt	2,857	2,857
Revolving credit agreement	49,729	41,946
Liabilities held for sale	3,434	-

Total current liabilities	141,623	134,036

LONG-TERM DEBT, less current maturities	9,510	12,857

OTHER LIABILITIES	9,012	10,497

Total liabilities	160,145	157,390

COMMITMENTS AND CONTINGENCIES (Note 9)	-	-

STOCKHOLDERS’ EQUITY
15% Convertible Preferred Stock, $100 par value, authorized
1,200,000 shares, issued and outstanding 1,131,551 shares,
liquidation value $113,155	108,256	108,256
Common stock, $1 par value, authorized 35,000,000 shares,
issued 9,822,304 shares	9,822	9,822
Additional paid-in capital	26,968	27,016
Accumulated other comprehensive income	3,362	3,158
Accumulated deficit	(79,900)	(70,415)
Treasury stock, at cost, 1,864,927 and 1,874,027 shares, respectively	(21,960)	(22,544)

Total stockholders' equity	46,548	55,293

Total liabilities and stockholders' equity	$206,693	$212,683

See Notes to Condensed Consolidated Financial Statements.

KATY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(Amounts in Thousands, Except Share and Per Share Data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Net sales	$121,217	$133,165	$285,653	$309,724
Cost of goods sold	104,912	116,402	246,468	273,460
Gross profit	16,305	16,763	39,185	36,264
Selling, general and administrative expenses	11,753	12,820	36,298	39,058
Severance, restructuring and related charges	738	254	1,591	892
Loss (gain) on sale of assets	49	(176)	103	(342)
Operating income (loss)	3,765	3,865	1,193	(3,344)
Interest expense	(1,715)	(1,457)	(5,198)	(4,031)
Other, net	42	215	466	203

Income (loss) from continuing operations before provision
for income taxes	2,092	2,623	(3,539)	(7,172)
Provision for income taxes from continuing operations	553	304	1,211	722

Income (loss) from continuing operations	1,539	2,319	(4,750)	(7,894)
Loss from operations of discontinued businesses
(net of tax)	(151)	(986)	(849)	(1,467)
Loss on sale of discontinued businesses (net of tax)	(3,200)	-	(3,130)	-

(Loss) income before cumulative effect of a change in
accounting principle	(1,812)	1,333	(8,729)	(9,361)
Cumulative effect of a change in accounting principle (net of tax)	-	-	(756)	-

Net (loss) income	$(1,812)	$1,333	$(9,485)	$(9,361)

(Loss) income per share of common stock - Basic:
Income (loss) from continuing operations	$0.19	$0.29	$(0.60)	$(0.99)
Discontinued operations	(0.42)	(0.12)	(0.50)	(0.19)
Cumulative effect of a change in accounting principle	-	-	(0.09)	-
Net (loss) income	$(0.23)	$0.17	$(1.19)	$(1.18)

(Loss) income per share of common stock - Diluted:
Income (loss) from continuing operations	$0.06	$0.09	$(0.60)	$(0.99)
Discontinued operations	(0.13)	(0.04)	(0.50)	(0.19)
Cumulative effect of a change in accounting principle	-	-	(0.09)	-
Net (loss) income	$(0.07)	$0.05	$(1.19)	$(1.18)

Weighted average common shares outstanding (thousands):
Basic	7,962	7,951	7,971	7,948
Diluted	26,825	26,880	7,971	7,948

See Notes to Condensed Consolidated Financial Statements.

KATY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(Amounts in Thousands)
(Unaudited)

	2006	2005
Cash flows from operating activities:
Net loss	$(9,485)	$(9,361)
Loss from operations of discontinued business	3,979	1,467
Loss from continuing operations	(5,506)	(7,894)
Cumulative effect of a change in accounting principle	756	-
Depreciation and amortization	6,578	6,733
Amortization of debt issuance costs	877	844
Stock option expense	486	1,953
Loss (gain) on sale of assets	103	(342)
	3,294	1,294
Changes in operating assets and liabilities:
Accounts receivable	(8,589)	(12,343)
Inventories	(2,201)	3,580
Other assets	(490)	(1,279)
Accounts payable	3,449	16,191
Accrued expenses	3,414	1,085
Other, net	(3,478)	(926)
	(7,895)	6,308

Net cash (used in) provided by continuing operations	(4,601)	7,602
Net cash provided by (used in) discontinued operations	2,116	(461)
Net cash (used in) provided by operating activities	(2,485)	7,141

Cash flows from investing activities:
Capital expenditures of continuing operations	(2,947)	(5,402)
Capital expenditures of discontinued operations	(78)	(383)
Acquisition of business, net of cash acquired	-	(1,115)
Collections of note receivable from sale of subsidiary	-	106
Proceeds from sale of discontinued operations, net	2,542	-
Proceeds from sale of assets	263	931
Net cash used in investing activities	(220)	(5,863)

Cash flows from financing activities:
Net borrowings on revolving loans	7,418	1,045
Decrease in book overdraft	(5,031)	-
Repayments of term loans	(3,347)	(2,143)
Direct costs associated with debt facilities	(166)	(244)
Repurchases of common stock	(97)	-
Proceeds from the exercise of stock options	147	-
Net cash used in financing activities	(1,076)	(1,342)

Effect of exchange rate changes on cash and cash equivalents	(523)	166
Net (decrease) increase in cash and cash equivalents	(4,304)	102
Cash and cash equivalents, beginning of period	8,421	8,525
Cash and cash equivalents, end of period	$4,117	$8,627

Supplemental disclosure of non-cash investing activities:
Note receivable from sale of discontinued operations	$1,200	$-

See Notes to Condensed Consolidated Financial Statements.

KATY INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
(Unaudited)

(1) Significant Accounting Policies

Consolidation Policy and Basis of Presentation
The condensed consolidated financial statements include the accounts of Katy Industries, Inc. and subsidiaries in which it has a greater than 50% interest, collectively “Katy” or the Company. All significant intercompany accounts, profits and transactions have been eliminated in consolidation. Investments in affiliates, which do not meet the criteria of a variable interest entity and are not majority owned or where the Company exercises significant influence, are reported using the equity method. The condensed consolidated financial statements at September 30, 2006 and December 31, 2005 and for the three and nine month periods ended September 30, 2006 and September 30, 2005 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial condition and results of operations of the Company. Interim results may not be indicative of results to be realized for the entire year. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The year-end condensed balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States.

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

Inventories
The components of inventories are as follows (amounts in thousands):

	September 30,	December 31,
	2006	2005

Raw materials	$16,246	$23,314
Work in process	779	1,766
Finished goods	52,778	48,949
Excess and obsolete inventory reserve	(4,213)	(4,548)
LIFO reserve	(5,343)	(6,682)
	$60,247	$62,799

At September 30, 2006 and December 31, 2005, approximately 27% and 39%, respectively, of Katy’s inventories were accounted for using the last-in, first-out (“LIFO”) method of costing, while the remaining inventories were accounted for using the first-in, first-out (“FIFO”) method. Current cost, as determined using the FIFO method, exceeded LIFO cost by $5.3 million and $6.7 million at September 30, 2006 and December 31, 2005, respectively. The reduction in the LIFO reserve primarily resulted from the sale of the Metal Truck Box business unit.

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

Property, Plant and Equipment
Property and equipment are stated at cost and depreciated over their estimated useful lives: buildings (10-40 years) generally using the straight-line method; machinery and equipment (3-20 years) using straight-line or composite methods; tooling (5 years) using the straight-line method; and leasehold improvements using the straight-line method over the remaining lease period or useful life, if shorter. Costs for repair and maintenance of machinery and equipment are expensed as incurred, unless the result significantly increases the useful life or functionality of the asset, in which case capitalization is considered. Depreciation expense from continuing operations was $2.0 million and $6.1 million, and $2.0 million and $6.2 million for the three and nine month periods ended September 30, 2006 and 2005, respectively.

Katy adopted SFAS No. 143, Accounting for Asset Retirement Obligations (“SFAS No. 143”), on January 1, 2003. SFAS No. 143 requires that an asset retirement obligation associated with the retirement of a tangible long-lived asset be recognized as a liability in the period in which it is incurred or becomes determinable, with an associated increase in the carrying amount of the related long-term asset. The cost of the tangible asset, including the initially recognized asset retirement cost, is depreciated over the useful life of the asset. In accordance with SFAS No. 143, the Company has recorded as of September 30, 2006 an asset of $0.8 million and related liability of $1.1 million for retirement obligations associated with returning certain leased properties to the respective lessors upon the termination of the lease arrangements. A summary of the changes in asset retirement obligation since December 31, 2005 is included in the table below (amounts in thousands):

SFAS No. 143 Obligation at December 31, 2005	$1,068
Accretion expense	38
Changes in estimates, including timing	-
SFAS No. 143 Obligation at September 30, 2006	$1,106

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

Katy’s outstanding stock options all had established measurement dates and therefore, fixed plan accounting was applied, generally resulting in no compensation expense for stock option awards. However, the Company issued stock appreciation rights, stock awards and restricted stock awards which were accounted for as variable stock compensation awards for which compensation (income) expense was recorded. Compensation income associated with stock appreciation rights was $0.1 million and $0.9 million for the three and nine month periods ended September 30, 2005, respectively. No compensation expense relative to restricted stock awards was recognized in the three and nine month periods ended September 30, 2005. Compensation (income) expense for stock awards and stock appreciation rights is recorded in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

Effective January 1, 2006, the Company has adopted SFAS No. 123R, Share-Based Payment (“SFAS No. 123R”), using the modified prospective method. Under this method, compensation cost recognized during the nine month period ended September 30, 2006 includes: a) compensation cost for all stock options granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with SFAS No. 123R amortized over the options’ vesting period; b) compensation cost for stock appreciation rights granted prior to, but vested as of January 1, 2006, based on the January 1, 2006 fair value estimated in accordance with SFAS No. 123R; and c) compensation cost for stock appreciation rights granted prior to and vested as of September 30, 2006 based on the September 30, 2006 fair value estimated in accordance with SFAS No. 123R.

The following table shows total compensation expense (see Note 7 for descriptions of Stock Incentive Plans) included in the Condensed Consolidated Statements of Operations for the three and nine month periods ended September 30, 2006:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2006	2006

Selling, general and administrative expense	$354	$381
Cumulative effect of a change in accounting principle	-	756
	$354	$1,137

The cumulative effect of a change in accounting principle reflects the compensation cost for stock appreciation rights granted prior to, but vested as of January 1, 2006, based on the January 1, 2006 fair value. Prior to the effective date, no compensation cost was accrued associated with SARs as all of these stock awards were out of the money. Pro forma results for the prior period have not been restated. As a result of adopting SFAS No. 123R on January 1, 2006, the Company’s net loss for the three and nine month periods ended September 30, 2006 is approximately $0.4 million and $1.1 million higher, respectively, than had it continued to account for stock-based employee compensation under APB No. 25. Basic net loss per share for the three month period ended September 30, 2006 would have been $0.18 had the Company not adopted SFAS No. 123R, compared to reported basic net loss per share of $0.23. Diluted net loss per share for the three month period ended September 30, 2006 would have been $0.05 had the Company not adopted SFAS No. 123R, compared to reported diluted net loss per share of $0.07. Basic and diluted net loss per share for the nine month period ended September 30, 2006 would have been $1.05 had the Company not adopted SFAS No. 123R, compared to reported basic and diluted net loss per share of $1.19. The adoption of SFAS No. 123R had approximately $0.7 million positive impact on cash flows from operations with the recognition of a liability for the outstanding and vested stock appreciation rights. The adoption of SFAS No. 123R had no impact on cash flows from financing.

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

The fair value for stock appreciation rights, a liability award, was estimated at the effective date of SFAS No. 123R and September 30, 2006 using a Black-Scholes option pricing model. The Company estimated the expected term equal to the average between the minimum and maximum lives expected for each award, ranging from 3.0 years to 5.8 years. In addition, the Company estimated volatility, ranging from 53.5% to 54.9%, by considering its historical stock volatility over a term comparable to the remaining expected life of each award. The risk-free interest rate, ranging from 4.57% to 4.60%, was the current yield available on U.S. treasury rates with issues with a remaining term equal in term of each award. The Company estimates forfeitures using historical results. Its estimates of forfeitures will be adjusted over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from their estimate.

The following table illustrates the effect on net income (loss) and net income (loss) per share had the Company applied the fair value recognition provisions of SFAS No. 123R to account for the Company’s employee stock option awards for the three and nine month periods ended September 30, 2005 because these awards were not accounted for using the fair value recognition method during those periods. However, no impact was present on net income (loss) as all stock option awards were vested prior to the time period presented. For purposes of pro forma disclosure, the estimated fair value of the stock awards, as prescribed by SFAS No. 123, is amortized to expense over the vesting period:

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005

Net income (loss)	$1,333	$(9,361)
Add: Stock-based employee compensation expense
included in reported net income (loss), with no
related tax effects	-	1,953
Deduct: Total stock-based employee
compensation expense determined under fair
value based method for all awards, with no
related tax effects	(120)	(134)

Pro forma net income (loss)	$1,213	$(7,542)

Income (loss) per share - Basic:
As reported	$0.17	$(1.18)
Pro forma	$0.15	$(0.95)

Income (loss) per share - Diluted:
As reported	$0.05	$(1.18)
Pro forma	$0.05	$(0.95)

The historical pro forma impact of applying the fair value method prescribed by SFAS No. 123 is not representative of the impact that may be expected in the future due to changes resulting from additional grants and changes in assumptions such as volatility, interest rates, and the expected life used to estimate fair value of stock options and other stock awards. Note that the above pro forma disclosure was not presented for the three and nine month periods ended September 30, 2006 because all stock awards have been accounted for using the fair value recognition method under SFAS No. 123R for these periods.

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

The agreement has an effective date of August 17, 2005 and a termination date of August 17, 2007 with a notional amount of $25.0 million in the first year declining to $15.0 million in the second year. The Company is hedging its variable LIBOR-based interest rate for a fixed interest rate of 4.49% for the term of the swap agreement to protect the Company from potential interest rate increases. The Company has designated its benchmark variable LIBOR-based interest rate on a portion of the Bank of America Credit Agreement as a hedged item under a cash flow hedge. In accordance with SFAS No. 133, the Company recorded an asset of $0.1 million on its balance sheet at September 30, 2006, with changes in fair market value included in other comprehensive income.

The Company reported no gain or loss for the three and nine months ended September 30, 2006, as a result of any hedge ineffectiveness. Future changes in this swap arrangement, including termination of the agreement, may result in a reclassification of any gain or loss reported in other comprehensive income into earnings as an adjustment to interest expense.

Details regarding the swap as of September 30, 2006 are as follows (amounts in thousands):

	Notional Amount	Maturity	Rate Paid	Rate Received	Fair Value (2)
	$15,000	August 17, 2007	4.49%	LIBOR (1)	$108

(1)	LIBOR rate is determined on the 23rd of each month and continues up to and including the maturity date.

(2)	The fair value is the mark-to-market value.

Comprehensive (Loss) Income
The components of comprehensive (loss) income are as follows (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net (loss) income	$(1,812)	$1,333	$(9,485)	$(9,361)
Foreign currency translation (losses) gains	(593)	256	161	(1,188)
Unrealized (losses) gains on interest rate swap	(90)	(38)	43	(38)
	(683)	218	204	(1,226)
Comprehensive (loss) income	$(2,495)	$1,551	$(9,281)	$(10,587)

Earnings Per Share (EPS)
The Condensed Consolidated Financial Statements include basic and diluted earnings per share. Diluted per share information is calculated by also considering the impact of potential common stock on the weighted average shares outstanding. Potential common stock consists of (a) stock options “in the money” based on the average stock price for the respective period and (b) convertible preferred shares accounted for using the “if converted” basis, which assumes their conversion to common stock at a ratio of 16.6:1. The following table sets forth the computation of diluted earnings per share for the three months ended September 30, 2006 and 2005 (amounts in thousands):

	Three Months Ended			Three Months Ended
	September 30, 2006			September 30, 2005
Basic EPS	Income	Shares	Per-share amount	Income	Shares	Per-share amount
Net (loss) income	$(1,812)	7,962	$(0.23)	$1,333	7,951	$0.17

Effect of Dilutive Securities [a]
Stock options		4			70
Convertible preferred stock		18,859			18,859
Diluted EPS	$(1,812)	26,825	$(0.07)	$1,333	26,880	$0.05

[a] For the nine months ended September 30, 2006 and 2005, the stock options and convertible preferred stock were not reflected as their effect on loss per share for the periods were anti-dilutive.

Reclassifications
Certain immaterial reclassifications were made to the 2005 financial statements in order to conform to the 2006 presentation. The Company in the fourth quarter of 2005 determined that certain items previously classified as severance, restructuring and related charges during the first three quarters of 2005 of $1.1 million should have been classified as costs of goods sold ($0.7 million) and selling, general and administrative expenses ($0.4 million). For the three and nine months ended September 30, 2005, the Company reclassified $0.4 million and $0.7 million, respectively, from severance, restructuring and related charges to cost of goods sold. For the three and nine months ended September 30, 2005, the Company reclassified less than $0.1 million and $0.4 million, respectively, from severance, restructuring and related charges to selling, general and administrative expenses. These reclassifications did not impact the Company’s reported net (loss) income, income (loss) from continuing operations or cash flows from operations. Additionally, the impact to the Company’s reported gross profit in these quarters was not significant.

(2) New Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which describes a comprehensive model for the measurement, recognition, presentation and disclosure of uncertain tax positions in the financial statements. Under the interpretation, the financial statements will reflect expected future tax consequences of such positions presuming the tax authorities’ full knowledge of the position and all relevant facts, but without considering time values. For the Company, the provisions of FIN 48 are effective January 1, 2007. The Company is assessing the impact this interpretation may have in its future financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This standard does not require any new fair value measurements but provides guidance in determining fair value measurements presently used in the preparation of financial statements. For the Company, SFAS No. 157 is effective January 1, 2008. The Company is assessing the impact this standard may have in its future financial statements.

In September 2006, the FASB issued SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R). This new standard requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. For employers that have equity securities that trade in the public market, this new standard requires the recognition of the funded status of a defined benefit postretirement plan and requires disclosures as of the end of the fiscal year ending after December 15, 2006. The Company is currently evaluating the impact of adopting this standard in its financial statements.

(3) Intangible Assets

Following is detailed information regarding Katy’s intangible assets (amounts in thousands):

	September 30,			December 31,
	2006			2005
	Gross	Accumulated	Net Carrying	Gross	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Patents	$1,477	$(1,032)	$445	$1,409	$(954)	$455
Customer lists	10,445	(8,061)	2,384	10,643	(7,997)	2,646
Tradenames	5,539	(2,276)	3,263	5,498	(2,075)	3,423
Other	441	(52)	389	441	(19)	422
Total	$17,902	$(11,421)	$6,481	$17,991	$(11,045)	$6,946

      All of Katy’s intangible assets are definite long-lived intangibles. Katy recorded amortization expense on intangible assets of $0.2 million for both the three month periods ended September 30, 2006 and 2005, and $0.5 million for both the nine month periods ended September 30, 2006 and 2005. Estimated aggregate future amortization expense related to intangible assets is as follows (amounts in thousands):

2006 (remainder)	$128
2007	638
2008	624
2009	590
2010	542
2011	506
Thereafter	3,453

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

SESCO has a legally enforceable right to offset amounts it owes to the Authority under the loan agreement (scheduled principal repayments) against amounts that are owed from the Authority under the service agreement. At September 30, 2006, no amounts were outstanding as a result of the sale of the partnership discussed further below. Accordingly, the amounts owed to and due from SESCO have been netted for financial reporting purposes and are not shown on the Condensed Consolidated Balance Sheets in accordance with FIN No. 39, Offsetting of Amounts Related to Certain Contracts.

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

Katy agreed to pay Montenay $6.6 million over the span of seven years under a note payable in return for Montenay assuming the risks associated with the partnership and its operation of the waste-to-energy facility. In the first quarter of 2002, the Company recognized a charge of $6.0 million consisting of 1) the discounted value of the $6.6 million note, 2) the carrying value of certain assets contributed to the partnership, consisting primarily of machinery spare parts, and 3) costs to close the transaction. It should be noted that all of SESCO's long-lived assets were reduced to a zero value in 2001, so no additional impairment was required. On a going forward basis, Katy expected that income statement activity associated with its involvement in the partnership would not be material, and Katy's Consolidated Balance Sheets would carry the liability mentioned above.

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

On June 27, 2006, the Company and Montenay amended the partnership agreement in order to allow the Company to completely exit from the SESCO operations and related obligations. In addition, Montenay became the guarantor under the loan obligation for the IRBs. Montenay purchased the Company’s limited partnership interest for $0.1 million and a reduction of approximately $0.6 million in the face amount due to Montenay as agreed upon in the original partnership agreement. In addition, Montenay removed the Company as the performance guarantor under the service agreement. As a result of the above transaction, the Company recorded $0.4 million within loss from operations of discontinued businesses during the nine months ended September 30, 2006 given the reduction in the face amount due to Montenay as agreed upon in the original partnership agreement. In addition, the Company recorded a gain on the sale of the partnership interest of approximately $0.1 million as reflected within loss on sale of discontinued businesses.

The table below schedules the remaining payments due to Montenay as of September 30, 2006 which are reflected in accrued expenses in the Condensed Consolidated Balance Sheets (amounts in thousands):

2006	$400
2007	400
$800

(5) Indebtedness

Long-term debt consists of the following (amounts in thousands):

	September 30,	December 31,
	2006	2005

Term loan payable under Bank of America Credit Agreement, interest based
on LIBOR and Prime Rates (8.38% - 9.50%), due through 2009	$12,367	$15,714
Revolving loans payable under the Bank of America Credit Agreement,
interest based on LIBOR and Prime Rates (8.13% - 9.25%)	49,729	41,946
Total debt	62,096	57,660
Less revolving loans, classified as current (see below)	(49,729)	(41,946)
Less current maturities	(2,857)	(2,857)
Long-term debt	$9,510	$12,857

      Aggregate remaining scheduled maturities of the Term Loan as of September 30, 2006 are as follows (amounts in thousands):

2006	$714
2007	2,857
2008	2,857
2009	5,939

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

The Revolving Credit Facility has an expiration date of April 20, 2009 and its borrowing base is determined by eligible inventory and accounts receivable. The Term Loan also has a final maturity date of April 20, 2009 with quarterly payments of $0.7 million. A final payment of $5.2 million is scheduled to be paid in April 2009. The Term Loan is collateralized by the Company’s property, plant and equipment.

The Company’s borrowing base under the Bank of America Credit Agreement is reduced by the outstanding amount of standby and commercial letters of credit. Vendors, financial institutions and other parties with whom the Company conducts business may require letters of credit in the future that either (1) do not exist today or (2) would be at higher amounts than those that exist today. Currently, the Company’s largest letters of credit relate to our casualty insurance programs. Letters of credit totaling $8.4 million were outstanding at September 30, 2006, which reduced the unused borrowing availability under the Revolving Credit Facility.

All extensions of credit under the Bank of America Credit Agreement are collateralized by a first priority security interest in and lien upon the capital stock of each material domestic subsidiary (65% of the capital stock of each material foreign subsidiary), and all present and future assets and properties of Katy. Customary financial covenants and restrictions apply under the Bank of America Credit Agreement. Current margins of 275 basis points over applicable LIBOR rates for Revolving Credit Facility borrowings and 300 basis points over LIBOR for borrowings under the Term Loan reflect the highest spread under the Bank of America Credit Agreement, as amended. Additionally, margins on the Term Loan will drop an additional 25 basis points if the balance of the Term Loan is reduced below $10.0 million. Interest accrues at higher margins on prime rates for swing loans, the amounts of which were nominal at September 30, 2006.

With the Sixth Amendment in the Bank of America Credit Agreement (“Sixth Amendment”), the Company’s current debt covenants under the Bank of America Credit Agreement are as follows:

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

The Company believes that it will be able to comply with all covenants, as amended, throughout 2006. If the Company is unable to comply with the terms of the amended covenants, it could seek to obtain further amendments and pursue increased liquidity through additional debt financing and/or the sale of assets (see discussion above). It is possible, however, the Company may not be able to obtain further amendments from the lender under the Bank of America Credit Agreement or secure additional financing or liquidity through the sale of assets on favorable terms or at all.

For the three and nine months ended September 30, 2006 and 2005, the Company had amortization of debt issuance costs of $0.3 million and $0.9 million, and $0.3 million and $0.8 million, respectively. In addition, the Company incurred and expensed zero and $0.2 million, and $0.1 million and $0.2 million associated with amending the Bank of America Credit Agreement, as discussed above, in the three and nine months ended September 30, 2006 and 2005, respectively.

The Revolving Credit Facility under the Bank of America Credit Agreement requires lockbox agreements which provide for all receipts to be swept daily to reduce borrowings outstanding. These agreements, combined with the existence of a material adverse effect (“MAE”) clause in the Bank of America Credit Agreement, caused the revolving credit facility to be classified as a current liability, per guidance in the Emerging Issues Task Force Issue No. 95-22, Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement. The Company does not expect to repay, or be required to repay, within one year, the balance of the revolving credit facility classified as a current liability. The MAE clause, which is a fairly typical requirement in commercial credit agreements, allows the lenders to require the loan to become due if they determine there has been a material adverse effect on the Company’s operations, business, properties, assets, liabilities, condition, or prospects. The classification of the revolving credit facility as a current liability is a result only of the combination of the lockbox agreements and MAE clause. The Bank of America Credit Agreement does not expire or have a maturity date within one year, but rather has a final expiration date of April 20, 2009. The lender had not notified the Company of any indication of a MAE at September 30, 2006, and the Company was not in default of any provision of the Bank of America Credit Agreement at September 30, 2006.

All of the debt under the Bank of America Credit Agreement is re-priced to current rates at frequent intervals. Therefore, its fair value approximates its carrying value at September 30, 2006.

(6) Retirement Benefit Plans
Several of the Company’s subsidiaries have pension plans covering substantially all of their employees. These plans are noncontributory, defined benefit pension plans. The benefits to be paid under these plans are generally based on employees’ retirement age and years of service. The companies’ funding policies, subject to the minimum funding requirement of employee benefit and tax laws, are to contribute such amounts as determined on an actuarial basis to provide the plans with assets sufficient to meet the benefit obligations. Plan assets consist primarily of fixed income investments, corporate equities and government securities. The Company also provides certain health care and life insurance benefits for some of its retired employees. The post-retirement health plans are unfunded. Katy uses an annual measurement date of December 31 for the majority of its pension and other post-retirement benefit plans for all years presented. Information regarding the Company’s net periodic benefit cost for pension and other post-retirement benefit plans for the three and nine months ended September 30, 2006 and 2005, is as follows (amounts in thousands):

	Pension Benefits
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Components of net periodic benefit cost:
Service cost	$3	$2	$7	$6
Interest cost	24	23	68	70
Expected return on plan assets	(24)	(25)	(68)	(77)
Amortization of net gain	16	20	44	59
Net periodic benefit cost	$19	$20	$51	$58

	Other Benefits
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Components of net periodic benefit cost:
Interest cost	$85	$47	$157	$142
Amortization of prior service cost	66	15	94	45
Amortization of net gain	(8)	15	12	45
Net periodic benefit cost	$143	$77	$263	$232

Required contributions to the pension plans for 2006 are $0.1 million. Katy made this required contribution during the first quarter of 2006.

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

The following table summarizes stock option activity under each of the 1997 Incentive Plan, 1995 Incentive Plan, the Chief Executive Officer’s Plan, the Chief Financial Officer’s Plan and the Directors Plan:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Options	Price	Life	(in thousands)

Outstanding at December 31, 2005	1,856,350	$3.99

Granted	-	$0.00
Exercised	(45,000)	$3.26
Expired	(6,000)	$13.57
Cancelled	(31,000)	$5.12

Outstanding at September 30, 2006	1,774,350	$3.96	6.73 years	$122

Vested and Exercisable at September 30, 2006	1,144,350	$4.65	5.63 years	$41

       As of September 30, 2006, total unvested compensation expense associated with stock options amounted to $0.4 million, and is being amortized on a straight-line basis over the respective option’s vesting period. The weighted average period in which the above compensation cost will be recognized is 0.8 years as of September 30, 2006.

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

The following table summarizes SARs activity under each of the 1997 Incentive Plan and the 2002 SAR Plan:

Non-Vested at December 31, 2005	85,115

Granted	26,000
Vested	(55,998)
Cancelled	(1,683)

Non-Vested at September 30, 2006	53,434

Total Outstanding at September 30, 2006	813,281

(8) Income Taxes

As of September 30, 2006 and December 31, 2005, the Company had deferred tax assets, net of deferred tax liabilities and valuation allowances, of $1.0 million, respectively. Domestic net operating loss (“NOL”) carry forwards comprised $34.8 million of the deferred tax assets. Katy’s history of operating losses in many of its taxing jurisdictions provides significant negative evidence with respect to the Company’s ability to generate future taxable income, a requirement in order to recognize deferred tax assets on the Condensed Consolidated Balance Sheets. For this reason, the Company was unable to conclude at September 30, 2006 and December 31, 2005 that NOLs and other deferred tax assets in the United States and certain unprofitable foreign jurisdictions would be utilized in the future. As a result, valuation allowances for these entities were recorded as of such dates for the full amount of deferred tax assets, net of the amount of deferred tax liabilities.

The provision for income taxes for the three and nine months ended September 30, 2006 and 2005 reflects current expense for state and foreign income taxes. Tax benefits were not recorded on the pre-tax net income (loss) for the three and nine months ended September 30, 2006 and 2005 as valuation allowances were recorded related to deferred tax assets created as a result of operating losses in the United States and certain foreign jurisdictions. As a result of accumulated operating losses in those jurisdictions, the Company has concluded that it was more likely than not that such benefits would not be realized.

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

Asbestos Claims

A.           The Company has been named as a defendant in ten lawsuits filed in state court in Alabama by a total of approximately 324 individual plaintiffs. There are over 100 defendants named in each case. In all ten cases, the Plaintiffs claim that they were exposed to asbestos in the course of their employment at a former U.S. Steel plant in Alabama and, as a result, contracted mesothelioma, asbestosis, lung cancer or other illness. They claim that they were exposed to asbestos in products in the plant which were manufactured by each defendant. In eight of the cases, Plaintiffs also assert wrongful death claims. The Company will vigorously defend the claims against it in these matters. The liability of the Company cannot be determined at this time.

B.           Sterling Fluid Systems (USA) has tendered over 2,055 cases pending in Michigan, New Jersey, New York, Illinois, Nevada, Mississippi, Wyoming, Louisiana, Georgia, Massachusetts and California to the Company for defense and indemnification. With respect to one case, Sterling has demanded that Katy indemnify it for a $200,000 settlement. Sterling bases its tender of the complaints on the provisions contained in a 1993 Purchase Agreement between the parties whereby Sterling purchased the LaBour Pump business and other assets from the Company. Sterling has not filed a lawsuit against Katy in connection with these matters.

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

C.           LaBour Pump Company, a former subsidiary of the Company, has been named as a defendant in over 335 similar cases in New Jersey. These cases have also been tendered by Sterling. The Company has elected to defend these cases, many of which have been dismissed or settled for nominal sums.

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

On August 11, 2005, the court granted significant aspects of Defendants’ motions to dismiss for failure to state a claim. Specifically, the Court dismissed with prejudice all of the federal and Indiana RICO claims asserted in the Second Amended Complaint against Woods. This ruling removes the treble damages exposure associated with the federal and Indiana RICO claims. Recently, the Court also denied the defendants’ renewed motion to dismiss for forum non conveniens. The sole claims now remaining against Woods are certain common law claims and claims under the Indiana Crime Victims Act. Fact discovery is continuing, and trial is scheduled for fall of 2007. Expert discovery is also ongoing.

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

(10) Industry Segment Information

The Company is organized into two operating segments: Maintenance Products and Electrical Products. The activities of the Maintenance Products Group include the manufacture and distribution of a variety of commercial cleaning supplies and consumer home products. The Electrical Products Group is a marketer and distributor of consumer electrical corded products. For all periods presented, information for the Maintenance Products Group excludes amounts related to the United Kingdom consumer plastics and Metal Truck Box business units as the units are classified as discontinued operations as discussed further in Note 12. The following table sets forth information by segment (amounts in thousands):

			Three months ended		Nine months ended
			September 30,		September 30,
			2006	2005	2006	2005
Maintenance Products Group
Net external sales			$55,942	$56,621	$160,787	$164,799
Operating income (loss)			2,928	298	4,698	(4,254)
Operating margin (deficit)			5.2%	0.5%	2.9%	(2.6%)
Depreciation and amortization			1,899	1,881	5,831	5,719
Capital expenditures			896	2,604	2,356	5,151

Electrical Products Group
Net external sales			$65,275	$76,544	$124,866	$144,925
Operating income			4,391	6,099	6,372	10,166
Operating margin			6.7%	8.0%	5.1%	7.0%
Depreciation and amortization			188	245	650	948
Capital expenditures			235	100	571	251

Total
Net external sales	-	Operating segments	$121,217	$133,165	$285,653	$309,724
		Total	$121,217	$133,165	$285,653	$309,724

Operating income (loss)	-	Operating segments	$7,319	$6,397	$11,070	$5,912
	-	Unallocated corporate	(2,767)	(2,454)	(8,183)	(8,706)
	-	Severance, restructuring,
		and related charges	(738)	(254)	(1,591)	(892)
	-	(Loss) gain on sale of assets	(49)	176	(103)	342
		Total	$3,765	$3,865	$1,193	$(3,344)

Depreciation and amortization	-	Operating segments	$2,087	$2,126	$6,481	$6,667
	-	Unallocated corporate	25	26	97	66
		Total	$2,112	$2,152	$6,578	$6,733

Capital expenditures	-	Operating segments	$1,131	$2,704	$2,927	$5,402
	-	Unallocated corporate	7	-	20	-
	-	Discontinued operations	30	127	78	383
		Total	$1,168	$2,831	$3,025	$5,785

			September 30,	December 31,
			2006	2005
Total assets	-	Maintenance Products Group	$102,016	$108,012
	-	Electrical Products Group	84,315	66,744
	-	Other [a]	14,369	27,391
	-	Unallocated corporate	5,993	10,536
		Total	$206,693	$212,683

[a] Amounts shown as “Other” primarily represent items associated with Sahlman Holding Company, Inc., the Company’s equity method investment, and United Kingdom consumer plastics business unit, which is classified as an asset held for sale. The amount on December 31, 2005 also includes the assets of the Metal Truck Box business unit.

(11) Severance, Restructuring and Related Charges

Over the past three years, the Company has initiated several cost reduction and facility consolidation initiatives, resulting in severance, restructuring and related charges. Key initiatives were the consolidation of the St. Louis, Missouri manufacturing/distribution facilities, shutdown of both Woods US and Woods Canada manufacturing as well as the consolidation of the Glit facilities. These initiatives resulted from the on-going strategic reassessment of the Company’s various businesses as well as the markets in which they operate.

A summary of charges by major initiative is as follows (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Consolidation of St. Louis manufacturing/distribution facilities	$704	$146	$1,403	$100
Consolidation of Glit facilities	-	(23)	-	659
Consolidation of administrative functions for CCP	-	-	-	21
Shutdown of Woods Canada manufacturing	-	131	-	112
Corporate office relocation	34	-	188	-
Total severance, restructuring and related charges	$738	$254	$1,591	$892

Consolidation of St. Louis manufacturing/distribution facilities - In 2002, the Company committed to a plan to consolidate the manufacturing and distribution of the four Continental Commercial Products, LLC (“CCP”) facilities in the St. Louis, Missouri area. Management believed that in order to implement a more competitive cost structure and combat competitive pricing pressure, the excess capacity at the Company’s four plastic molding facilities in this area would need to be eliminated. This plan was expected to be completed by the end of 2003; however, charges have been incurred past 2003 due to changes in assumptions in non-cancelable lease accruals, including the buyout of the Warson Road (St. Louis, Missouri) lease and changes in sublet assumptions. Charges in 2006 were for an adjustment to the non-cancelable lease accrual at the Hazelwood, Missouri facility due to the execution of a sublease on the property, as well as changes in the amount of usable manufacturing space. Charges in 2005 were for an adjustment to the non-cancelable lease accrual at the Hazelwood facility due to a change in the amount of sublease rental income anticipated as well as miscellaneous charges for the termination of the Warson Road facility lease. Management believes that no further charges will be incurred for this activity. Following is a rollforward of restructuring liabilities by type for the consolidation of St. Louis manufacturing/distribution facilities (amounts in thousands):

		One-time	Contract
		Termination	Termination
	Total	Benefits [a]	Costs [b]
Restructuring liabilities at December 31, 2005	$1,845	$-	$1,845
Additions	1,403	-	1,403
Payments	(601)	-	(601)
Restructuring liabilities at September 30, 2006	$2,647	$-	$2,647

Consolidation of Glit facilities - In 2002, the Company approved a plan to consolidate the manufacturing facilities of its Glit business unit in order to implement a more competitive cost structure. It was anticipated that this activity would begin in early 2003 and be completed by the end of the second quarter of 2004. Due to numerous operational issues, including management turnover and a small fire at the Wrens, Georgia facility, the completion of this consolidation was delayed. In 2005, the Company completed the closure of the Lawrence, Massachusetts facility and is expected to close the Pineville, North Carolina facility in the fourth quarter of 2006. In 2005, the Company recorded a charge related to severance for terminations at the Lawrence facility. Other than closure costs and severance for the Pineville facility, management does not anticipate any material charges beyond 2005. Following is a rollforward of restructuring liabilities by type for the consolidation of Glit facilities (amounts in thousands):

		One-time	Contract
		Termination	Termination
	Total	Benefits [a]	Costs [b]
Restructuring liabilities at December 31, 2005	$505	$255	$250
Additions	-	-	-
Payments	(176)	(176)	-
Restructuring liabilities at September 30, 2006	$329	$79	$250

              Consolidation of administrative functions for CCP - In 2002, in order to streamline processes and eliminate duplicate functions, the Company initiated a plan to centralize certain administrative and back office functions into Bridgeton, Missouri from certain businesses within the Maintenance Products Group. This plan was anticipated to be completed in 2004 upon the transfer of functions from the Lawrence, Massachusetts facility (see Consolidation of Glit facilities above); however, the closure was delayed and subsequently contributed to the delay in this plan until completion in 2005. Katy has incurred primarily severance costs over the past three years for this integration of back office and administrative functions. The most significant project is the centralization of the customer service functions for the Continental, Glit, Wilen, and Disco business units. Charges in 2005 relate to costs associated with an accrual for idle space at the Company’s facility in Atlanta. There was no activity for this initiative during the three and nine months ended September 30, 2006. The Company does not expect to incur any additional charges on this initiative.

Shutdown of Woods US manufacturing - During 2002, a major restructuring occurred at the Woods business unit. After significant study and research into different sourcing alternatives, Katy decided that Woods would source all of its products from Asia. In December 2002, Woods shut down all U.S. manufacturing facilities, which were in suburban Indianapolis and in southern Indiana. All 2005 activity reflects payments on the non-cancelable lease accrual. No charges were recorded in the three and nine months ended September 30, 2006 and 2005. Following is a rollforward of restructuring liabilities by type for the shutdown of Woods US manufacturing (amounts in thousands):

		One-time	Contract
		Termination	Termination
	Total	Benefits [a]	Costs [b]
Restructuring liabilities at December 31, 2005	$195	$20	$175
Additions	-	-	-
Payments	(80)	(1)	(79)
Restructuring liabilities at September 30, 2006	$115	$19	$96

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

		One-time	Contract
		Termination	Termination
	Total	Benefits [a]	Costs [b]
Restructuring liabilities at December 31, 2005	$717	$-	$717
Additions	-	-	-
Payments	(133)	-	(133)
Restructuring liabilities at September 30, 2006	$584	$-	$584

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

One-time
Termination
Benefits [a]
Restructuring liabilities at December 31, 2005	$157
Additions	188
Payments	(345)
Restructuring liabilities at September 30, 2006	$-

The table below details activity in restructuring reserves since December 31, 2005 (amounts in thousands):

		One-time	Contract
		Termination	Termination
	Total	Benefits [a]	Costs [b]
Restructuring liabilities at December 31, 2005	$3,419	$432	$2,987
Additions	1,591	188	1,403
Payments	(1,335)	(522)	(813)
Restructuring liabilities at September 30, 2006 [c]	$3,675	$98	$3,577

[a] Includes severance, benefits, and other employee-related charges associated with the employee terminations.

[b] Includes charges related to non-cancelable lease liabilities for abandoned facilities, net of potential sub-lease revenue. Total maximum potential amount of lease loss, excluding any sub-lease rentals, is $4.2 million as of September 30, 2006. The Company has included $0.6 million as an offset for sub-lease rentals.

[c] Katy expects to substantially complete its current restructuring programs in 2006. The remaining severance, restructuring and related charges for these initiatives are expected to be approximately $0.3 million.

The table below details activity in restructuring and related reserves by operating segment since December 31, 2005 (amounts in thousands):

		Maintenance	Electrical
		Products	Products
	Total	Group	Group	Corporate
Restructuring liabilities at December 31, 2005	$3,419	$2,350	$912	$157
Additions	1,591	1,403	-	188
Payments	(1,335)	(777)	(213)	(345)
Restructuring liabilities at September 30, 2006	$3,675	$2,976	$699	$-

The table below summarizes the future obligations for severance, restructuring and other related charges by operating segment detailed above (amounts in thousands):

		Maintenance	Electrical
		Products	Products
	Total	Group	Group	Corporate
2006	$853	$680	$173	$-
2007	745	498	247	-
2008	704	450	254	-
2009	452	427	25	-
2010	449	449	-	-
Thereafter	472	472	-	-
Total Payments	$3,675	$2,976	$699	$-

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

The Company did not separately identify the related assets and liabilities of the Metal Truck Box business unit and SESCO on the Condensed Consolidated Balance Sheets. Following is a summary of the major asset and liability categories for these discontinued operations:

	September 30,	December 31,
	2006	2005

Current assets:
Accounts receivable, net	$-	$2,419
Inventories, net	-	3,422
Other current assets	-	5
	$-	$5,846

Non-current assets:
Intangibles, net	$-	$166
Property and equipment, net	-	1,728
	$-	$1,894

Current liabilities:
Accounts payable	$-	$1,741
Accrued compensation	-	530
Accrued expenses	1,195	1,219
	$1,195	$3,490

Other liabilities:	$-	$1,486

On September 29, 2006, the Board of Directors of Katy approved managements’ plan to sell the United Kingdom consumer plastics business. The Company has identified a potential purchaser and expects the sale will be completed in the fourth quarter of 2006; however, no definitive agreement has been reached and the Company may not meet its expectation. As a result, the net assets of this business have been classified as an asset held for sale on the Condensed Consolidated Balance Sheets in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”). Accordingly, the carrying value of the business unit’s net assets was adjusted to its fair value less costs to sell, amounting to $8.7 million. Costs to sell include the incremental direct costs to complete the sale and represent costs such as broker commissions, legal and other closing costs. Costs to sell exclude future expected losses associated with the operations of the disposal group while held for sale. The ultimate sales price could change from current expectation. With the classification as an asset held for sale and its adjusted valuation, the Company incurred a $3.2 million impairment charge as reflected in the loss on the sale of discontinued businesses within the Condensed Consolidated Statements of Operations during the three months ended September 30, 2006. Management’s undiscounted cash flows used to previously support the account balances did not identify prior period adjustments.

In accordance with SFAS No. 144, the United Kingdom consumer plastics business will be classified as a discontinued operation as operations and cash flows will be eliminated from on-going operations with no significant continuing involvement in this business. Assets and liabilities held for sale, related to this discontinued operation, is comprised of the following assets and liabilities as of September 30, 2006:

Assets held for sale:
Accounts receivable, net	$3,494
Inventories, net	2,384
Other current assets	308
Property and equipment, net	7,107
Accumulated other comprehensive income	(1,141)
$12,152

Liabilities held for sale:
Accounts payable	$2,661
Accrued expenses	773
$3,434

The historical operating results of the United Kingdom consumer plastics business unit, the Metal Truck Box business unit and SESCO have been segregated as discontinued operations on the Condensed Consolidated Statements of Operations. Selected financial data for discontinued operations is summarized as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Net sales	$4,473	$7,392	$19,115	$24,556
Pre-tax loss	$(151)	$(986)	$(849)	$(1,467)
Pre-tax loss on sale of discontinued businesses	$(3,200)	$-	$(3,130)	$-

(13) Acquisition

During the third quarter of 2005, CCP acquired substantially all of the assets and assumed certain liabilities of Washington International Non-Wovens, LLC (“WIN”), based in Washington, Georgia. The purchase price was approximately $1.7 million, including $0.6 million of assumed debt, and was allocated to he acquired net assets and intangible lease asset at their estimated fair values. The WIN acquisition is not material for purposes of presenting pro forma financial information. This acquired business is part of the Glit business unit in the Maintenance Products Group.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis of financial condition and results of operations (“MD&A”) is designed to provide a reader of these financial statements with a narrative from the perspective of the management of Katy Industries, Inc. (“Katy” or the “Company”) on Katy’s financial condition, results of operations, liquidity and other factors which may affect the Company’s future results. The MD&A in this quarterly report should be read in conjunction with the MD&A in Katy’s 2005 annual report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2006 and as amended on October 18, 2006.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2006 versus Three Months Ended September 30, 2005

	2006		2005
	(Amounts in Millions, Except Per Share Data)

	$	% to Sales	$	% to Sales
Net sales	$121.2	100.0	$133.2	100.0
Cost of goods sold	104.9	86.6	116.4	87.4
Gross profit	16.3	13.4	16.8	12.6
Selling, general and administrative expenses	11.8	9.7	12.8	9.6
Severance, restructuring and related charges	0.7	0.6	0.3	0.2
Loss (gain) on sale of assets	-	0.0	(0.2)	(0.1)
Operating income	3.8	3.1	3.9	2.9

Interest expense	(1.7)		(1.5)
Other, net	-		0.2

Income from continuing operations before provision
for income taxes	2.1		2.6
Provision for income taxes from continuing operations	0.6		0.3

Income from continuing operations	1.5		2.3
Loss from operations of discontinued businesses
(net of tax)	(0.1)		(1.0)
Loss on sale of discontinued businesses (net of tax)	(3.2)		-

(Loss) income before cumulative effect of a change in
accounting principle	(1.8)		1.3
Cumulative effect of a change in accounting principle	-		-

Net (loss) income	$(1.8)		$1.3

(Loss) income per share of common stock - basic:

Income from continuing operations	$0.19		$0.29
Discontinued operations	(0.42)		(0.12)
Cumulative effect of a change in accounting principle	-		-
Net (loss) income	$(0.23)		$0.17

(Loss) income per share of common stock - diluted:

Income from continuing operations	$0.06		$0.09
Discontinued operations	(0.13)		(0.04)
Cumulative effect of a change in accounting principle	-		-
Net (loss) income	$(0.07)		$0.05

Overview

Our consolidated net sales for the three month period ended September 30, 2006 decreased $12.0 million compared to the three month period ended September 30, 2005. The decline in net sales of 9% was comprised of lower volumes of 21% offset by higher pricing of 11% and favorable currency translation of 1%. Gross margins were 13.4% for the three month period ended September 30, 2006, an increase of 0.8 percentage points compared to the three month period ended September 30, 2005. In 2005, incremental operating costs incurred due to the delayed consolidation of the Glit facilities adversely impacted gross margin levels. In 2006, the lower volume impact was partially offset by the improvement in pricing. In addition, production efficiencies gained at our Glit facilities improved our margins. Selling, general and administrative expense (“SG&A”) as a percentage of sales of 9.7% for the third quarter of 2006 was comparable to 9.6% for the third quarter of 2005. Operating income of $3.8 million for the three month period ended September 30, 2006 was comparable to $3.9 million of operating income for the prior period, mostly due to higher gross margins offsetting the lower net sales levels and higher severance and restructuring costs.

Overall, we reported a net loss of ($1.8) million [($0.07) per diluted share] for the three month period ended September 30, 2006, versus net income of $1.3 million [$0.05 per diluted share] for the same period of 2005.

Net Sales

Maintenance Products Group

Net sales from the Maintenance Products Group decreased from $56.6 million during the three month period ended September 30, 2005 to $55.9 million during the three month period ended September 30, 2006. Overall, this decline of 1% was primarily due to lower sales volumes of 6% partially offset by higher pricing of 4% and favorable currency translation of 1%. Sales activity for the Contico business unit continues to be impacted by the reduced volumes which were partially offset by sales improvement in our core Continental business unit.

Higher pricing resulted from the implementation of selling price increases across the Maintenance Products Group, most of which took effect throughout 2005. The implementation of price increases was in response to the accelerating cost of our primary raw materials, packaging materials, utilities and freight.

Electrical Products Group

The Electrical Products Group’s sales decreased from $76.5 million for the three month period ended September 30, 2005 to $65.3 million for the three month period ended September 30, 2006. The sales decrease of 15% was primarily the result of lower volume of 33% partially offset by higher pricing of 17% and favorable currency translation of 1%. Lower volume resulted from the loss of certain product lines with certain customers. In addition, a milder hurricane season in the United States has resulted in lower volume requirements in 2006. Multiple selling price increases have been implemented since the beginning of 2004 to offset the rising cost of copper and PVC. We may continue to implement price increases; however, there can be no assurance that such increases, if implemented, will be accepted. In addition, sales at Woods Canada were favorably impacted by a stronger Canadian dollar versus the U.S. dollar in the third quarter of 2006 as compared to the same period in 2005.

Operating Income
	Three months ended September 30,
	(Amounts in Millions)
Operating income (loss)	2006		2005		Change
	$	% Margin	$	% Margin	$	% Margin
Maintenance Products Group	$2.9	5.2	$0.3	0.5	$2.6	4.7
Electrical Products Group	4.4	6.7	6.1	8.0	(1.7)	(1.3)
Unallocated corporate expense	(2.8)		(2.4)		(0.4)
	4.5	3.8	4.0	3.0	0.5	0.8

Severance, restructuring and related charges	(0.7)		(0.3)		(0.4)
(Loss) gain on sale of assets	-		0.2		(0.2)
Operating income	$3.8	3.1	$3.9	2.9	$(0.1)	0.2

Maintenance Products Group

The Maintenance Products Group’s operating income improved from $0.3 million (0.5% of net sales) during the three month period ended September 30, 2005 to $2.9 million (5.2% of net sales) for the three month period ended September 30, 2006. The improvement was primarily attributable to the production efficiencies gained within our Glit business unit. In addition, higher pricing resulting from the implementation of selling price increases across the Maintenance Products Group, most of which took effect throughout 2005, improved gross margins.

Electrical Products Group

The Electrical Products Group’s operating income decreased from $6.1 million (8.0% of net sales) for the three month period ended September 30, 2005 to $4.4 million (6.7% of net sales) for the three month period ended September 30, 2006. The volume lost during the quarter as discussed above impacted the overall reduction in operating income. In addition, operating margins were negatively impacted from the change in material costs and the ability to recover from the customer.

Corporate

Corporate operating expenses increased from $2.4 million in the three month period ended September 30, 2005 to $2.8 million in three month period ended September 30, 2006 principally due to stock compensation, both stock options and stock appreciation rights.

Severance, Restructuring and Related Charges

Operating results for the Company during the three months ended September 30, 2006 and 2005 were impacted by severance, restructuring and related charges of $0.7 million and $0.3 million, respectively. Charges in 2006 related to costs associated with additional impairment for our Hazelwood facility as lower amount of space is required for the remaining manufacturing. Charges in 2005 primarily related to severance and facility closure costs associated with the closure of one of our Glit facilities.

Other Items

Interest expense increased by $0.3 million in the third quarter of 2006 compared to the same period of 2005, primarily as a result of higher interest rates in 2006 and higher levels of outstanding borrowings.

The provision for income taxes for the three months ended September 30, 2006 and 2005 reflects a current expense for state income taxes and foreign income taxes. In both 2006 and 2005, tax benefits were not recorded in the U.S. (for federal and certain state income taxes) on pre-tax net income (loss) as a result of accumulated operating losses in the those jurisdictions, as we concluded that it was more likely than not that such benefits would not be realized. We recorded tax benefits for other foreign subsidiaries as we concluded that it was more likely than not that such benefits would be realized.

With the classification of the United Kingdom consumer plastics business unit as an asset held for sale, all activity associated with this business unit is classified as a discontinued operation. Included within the loss on sale of discontinued businesses is a $3.2 million impairment charge upon the valuation of this business unit as an asset held for sale as discussed further in Note 12 of the Condensed Consolidated Financial Statements. Loss from operations of discontinued businesses includes activity from the United Kingdom consumer plastics business, plus the Metal Truck Box business unit and our SESCO partnership interest, which were both sold during the second quarter of 2006.

Nine Months Ended September 30, 2006 versus Nine Months Ended September 30, 2005

	2006		2005
	(Amounts in Millions, Except Per Share Data)

	$	% to Sales	$	% to Sales
Net sales	$285.7	100.0	$309.7	100.0
Cost of goods sold	246.5	86.3	273.4	88.3
Gross profit	39.2	13.7	36.3	11.7
Selling, general and administrative expenses	36.3	12.7	39.1	12.6
Severance, restructuring and related charges	1.6	0.6	0.9	0.3
Loss (gain) on sale of assets	0.1	0.0	(0.4)	(0.1)
Operating income (loss)	1.2	0.4	(3.3)	(1.1)
Interest expense	(5.2)		(4.1)
Other, net	0.5		0.2

Loss from continuing operations before provision
for income taxes	(3.5)		(7.2)
Provision for income taxes from continuing operations	1.2		0.7

Loss from continuing operations	(4.7)		(7.9)
Loss from operations of discontinued businesses
(net of tax)	(0.9)		(1.5)
Loss on sale of discontinued businesses (net of tax)	(3.1)		-

Loss before cumulative effect of a change in accounting principle	(8.7)		(9.4)
Cumulative effect of a change in accounting principle (net of tax)	(0.8)		-

Net loss	$(9.5)		$(9.4)

Loss per share of common stock - basic:

Loss from continuing operations	$(0.60)		$(0.99)
Discontinued operations	(0.50)		(0.19)
Cumulative effect of a change in accounting principle	(0.09)		-
Net loss	$(1.19)		$(1.18)

Loss per share of common stock - diluted:

Loss from continuing operations	$(0.60)		$(0.99)
Discontinued operations	(0.50)		(0.19)
Cumulative effect of a change in accounting principle	(0.09)		-
Net loss	$(1.19)		$(1.18)

Overview

Our consolidated net sales for the nine month period ended September 30, 2006 decreased $24.0 million compared to the nine month period ended September 30, 2005. The decline in net sales of 8% was comprised of lower volumes of 17% offset by higher pricing of 8% and favorable currency translation of 1%. Gross margins were 13.7% for the nine month period ended September 30, 2006; an increase of 2.0 percentage points compared to the nine month period ended September 30, 2005. In 2005, higher raw material costs and incremental operating costs incurred due to the delayed consolidation of the Glit facilities were partially offset by selling price increases and the favorable impact of restructuring and cost containment. In 2006, the lower volume impact was offset by the improvement in pricing and the production efficiencies being gained at our Glit business unit. SG&A as a percentage of sales for the first nine months of 2006 was 12.7% which was comparable to the first nine months of 2005. Operating income for the first nine months of 2006 improved to $1.2 million from an operating loss of ($3.3) million in 2005, mostly due to higher gross margins and reduced selling, general and administrative expense.

Overall, we reported a net loss of ($9.5) million [($1.19) per share] for the nine month period ended September 30, 2006, versus a net loss of ($9.4) million [($1.18) per share] for the same period of 2005.

Net Sales

Maintenance Products Group

Net sales from the Maintenance Products Group decreased from $164.8 million during the nine month period ended September 30, 2005 to $160.8 million during the nine month period ended September 30, 2006. Overall, this decline of 2% was primarily due to lower volumes of 7% partially offset by higher pricing of 5%. Activity within the Contico and Glit business units were the primary reasons for the volume shortfall for the nine months ended September 30, 2006.

Higher pricing resulted from the implementation of selling price increases across the Maintenance Products Group, which took effect throughout the last half of 2005, with the most significant increases in the domestic business units. The implementation of price increases was in response to the accelerating cost of our primary raw materials, packaging materials, utilities and freight.

Electrical Products Group

The Electrical Products Group’s sales decreased from $144.9 million for the nine month period ended September 30, 2005 to $124.9 million for the nine month period ended September 30, 2006. The sales reduction of 14% was primarily the result of lower volume of 28% partially offset by higher pricing of 13% and favorable currency translation of 1%. Volume in 2006 at Woods US was adversely impacted by the absence of 2005 non-recurring activity with one of its major customers which did not repeat in the first quarter of 2006. In addition, 2006 was adversely impacted by the loss of certain product lines with certain customers along with a milder hurricane season in the United States. Sales at Woods Canada were favorably impacted by a stronger Canadian dollar versus the U.S. dollar in the first half of 2006 as compared to the same period in 2005.

Operating Income

	Nine months ended September 30,
	(Amounts in Millions)
Operating income (loss)	2006		2005		Change
	$	% Margin	$	% Margin	$	% Margin
Maintenance Products Group	$4.7	2.9	$(4.3)	(2.6)	$9.0	5.5
Electrical Products Group	6.4	5.1	10.2	7.0	(3.8)	(1.9)
Unallocated corporate expense	(8.2)		(8.7)		0.5
	2.9	1.0	(2.8)	(0.9)	5.7	1.9

Severance, restructuring and related charges	(1.6)		(0.9)		(0.7)
(Loss) gain on sale of assets	(0.1)		0.4		(0.5)
Operating income (loss)	$1.2	0.4	$(3.3)	(1.1)	$4.5	1.5

Maintenance Products Group

The Maintenance Products Group’s operating income increased from an operating loss of ($4.3) million (2.6% of net sales) during the nine month period ended September 30, 2005 to operating income of $4.7 million (2.9% of net sales) for the nine month period ended September 30, 2006. The improvement was primarily attributable to production efficiencies gained at our Glit business unit gained over 2005 as well as higher pricing levels in 2006. In 2005, lower volumes and higher raw material costs adversely impacted our business units which sell plastic products. SG&A as a percentage of net sales in the first nine months of 2006 was slightly lower versus 2005 due mostly to cost containment measures.

Electrical Products Group

The Electrical Products Group’s operating income decreased from $10.2 million (7.0% of net sales) for the nine month period ended September 30, 2005 to $6.4 million (5.1% of net sales) for the nine month period ended September 30, 2006. The decrease in profitability was primarily due to the reduced volume levels at the Woods US business unit as discussed above. Gross margin performance in 2005 includes higher than historical one-time sales to a specific customer which resulted in a favorable gross margin in 2005. In addition, operating margins were negatively impacted, primarily during the third quarter, from the change in material costs and the ability to recover from the customer.

Corporate

Corporate operating expenses decreased from $8.7 million in the nine month period ended September 30, 2005 to $8.2 million in the nine month period ended September 30, 2006 principally due to compensation cost associated with the acceleration of vesting of stock options in 2005 offset by higher health insurance costs in 2006.

Severance, Restructuring and Related Charges

Operating results for the Company during the nine months ended September 30, 2006 and 2005 were negatively impacted by severance, restructuring and related charges of $1.6 million and $0.9 million, respectively. Charges in 2006 related to changes in lease assumptions for an abandoned facility ($1.4 million) with the remaining charges primarily related to the relocation of the corporate headquarters. Charges in 2005 primarily related to severance and facility closure costs associated with the closure of one of our Glit facilities ($0.7 million).

Other Items

Interest expense increased by $1.2 million in the first nine months of 2006 versus the same period of 2005, primarily as a result of higher interest rates and higher average borrowings in 2006 (principally due to increased working capital levels and lower financial performance in the second half of 2005). Other income, net for the nine months ended September 30, 2006 included a gain on foreign currency transactions.

The provision for income taxes for the nine months ended September 30, 2006 reflects current expense for state and foreign income taxes. In both 2006 and 2005, tax benefits were not recorded in the U.S. (for federal and certain state income taxes) and for certain foreign subsidiaries on pre-tax net losses as valuation allowances were recorded related to deferred tax assets created as a result of operating losses in the United States and certain foreign jurisdictions.

With the classification of the United Kingdom consumer plastics business unit as an asset held for sale, all activity associated with this business unit is classified as a discontinued operation. Included within the loss on sale of discontinued businesses is a $3.2 million impairment charge upon the valuation of this business unit as an asset held for sale as discussed further in Note 12 of the Condensed Consolidated Financial Statements. Loss from operations of discontinued businesses includes activity from the United Kingdom consumer plastics business, plus the Metal Truck Box business unit and our SESCO partnership interest, which were both sold during the second quarter of 2006 for a net gain of $0.1 million. For the nine months ended September 30, 2006, the Company incurred a loss from operations of discontinued businesses of $0.8 million compared to a loss from operations of discontinued businesses of $1.5 million for the nine months ended September 30, 2005.

Effective January 1, 2006, the Company adopted SFAS No. 123R. As a result, a cumulative effect of this adoption of $0.8 million was recognized associated with the fair value of all vested SARs. See Note 2 to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion of the cumulative effect of a change in accounting principle.

LIQUIDITY AND CAPITAL RESOURCES

We require funding for working capital needs and capital expenditures. We believe that our cash flow from operations and the use of available borrowings under the Bank of America Credit Agreement (as defined below) provide sufficient liquidity for our operations going forward. As of September 30, 2006, we had cash and cash equivalents of $4.1 million versus cash and cash equivalents of $8.4 million at December 31, 2005. Also as of September 30, 2006, we had outstanding borrowings of $62.1 million [57% of total capitalization], under the Bank of America Credit Agreement, as defined below, with unused borrowing availability on the Revolving Credit Facility, as defined below, of $22.3 million. As of December 31, 2005, we had outstanding borrowings of $57.7 million [51% of total capitalization]. We used $2.5 million of cash in operations during the nine months ended September 30, 2006 versus providing $7.1 million of cash flow from operations during the nine months ended September 30, 2005. The use of cash flow in operations was primarily attributable to the pay down of accounts payable in the first quarter of 2006 as well as the on-going investment in inventory within our Electrical Products Group.

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

The Revolving Credit Facility has an expiration date of April 20, 2009 and its borrowing base is determined by eligible inventory and accounts receivable. The Term Loan also has a final maturity date of April 20, 2009 with quarterly payments of $0.7 million. A final payment is scheduled to be paid in April 2009. The Term Loan is collateralized by our property, plant and equipment.

Our borrowing base under the Bank of America Credit Agreement is reduced by the outstanding amount of standby and commercial letters of credit. Vendors, financial institutions and other parties with whom we conduct business may require letters of credit in the future that either (1) do not exist today or (2) would be at higher amounts than those that exist today. Currently, our largest letters of credit relate to our casualty insurance programs. At September 30, 2006, total outstanding letters of credit were $8.4 million.

All extensions of credit under the Bank of America Credit Agreement are collateralized by a first priority security interest in and lien upon the capital stock of each material domestic subsidiary (65% of the capital stock of each material foreign subsidiary), and all present and future assets and properties of Katy. Customary financial covenants and restrictions apply under the Bank of America Credit Agreement. Current margins of 275 basis points over applicable LIBOR rates for Revolving Credit Facility borrowings and 300 basis points over LIBOR for borrowings under the Term Loan reflect the highest spread under the Bank of America Credit Agreement, as amended. Additionally, margins on the Term Loan will drop an additional 25 basis points if the balance of the Term Loan is reduced below $10.0 million. Interest accrues at higher margins on prime rates for swing loans, the amounts of which were nominal at September 30, 2006.

With the Sixth Amendment in the Bank of America Credit Agreement (“Sixth Amendment”), the Company’s current debt covenants under the Bank of America Credit Agreement are as follows:

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

If we are unable to comply with the terms of the amended covenants, we could seek to obtain further amendments or pursue increased liquidity through additional debt financing and/or the sale of assets. However, there is no guarantee that such financing could be obtained. The Company is in compliance with the Credit Agreement as of September 30, 2006 and believes that we will be able to comply with all covenants, as amended, throughout 2006.

For the three and nine months ended September 30, 2006 and 2005, the Company had amortization of debt issuance costs of $0.3 million and $0.9 million, and $0.3 million and $0.8 million, respectively. In addition, the Company incurred and expensed zero and $0.2 million, and $0.1 million and $0.2 million associated with amending the Bank of America Credit Agreement, as discussed above, in the three and nine months ended September 30, 2006 and 2005, respectively.

The Revolving Credit Facility under the Bank of America Credit Agreement requires lockbox agreements which provide for all receipts to be swept daily to reduce borrowings outstanding. These agreements, combined with the existence of a MAE clause in the Bank of America Credit Agreement, caused the revolving credit facility to be classified as a current liability, per guidance in the Emerging Issues Task Force Issue No. 95-22, Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement. We do not expect to repay, or be required to repay, within one year, the balance of the revolving credit facility classified as a current liability. The MAE clause, which is a fairly typical requirement in commercial credit agreements, allows the lenders to require the loan to become due if they determine there has been a material adverse effect on our operations, business, properties, assets, liabilities, condition, or prospects. The classification of the revolving credit facility as a current liability is a result only of the combination of the lockbox agreements and MAE clause. The Bank of America Credit Agreement does not expire or have a maturity date within one year, but rather has a final expiration date of April 20, 2009. The lender had not notified us of any indication of a MAE at September 30, 2006, and we were not in default of any provision of the Bank of America Credit Agreement at September 30, 2006.

Contractual Obligations

We have contractual obligations associated with our debt, operating lease agreements, severance and restructuring, and other obligations. Our obligations as of September 30, 2006, are summarized below (in thousands of dollars):

Contractual Cash Obligations	Total	Due in less than 1 year	Due in 1-3 years	Due in 3-5 years	Due after 5 years
Revolving credit facility [a]	$49,729	$49,729	$-	$-	$-
Term loans	12,367	2,857	9,510	-	-
Interest on debt [b]	10,925	4,628	6,297	-	-
Operating leases [c]	24,072	7,709	11,413	4,171	779
Severance and restructuring [c]	1,919	953	543	372	51
SESCO payable to Montenay [d]	800	800	-	-	-
Post-retirement benefits [e]	5,376	834	1,421	1,080	2,041
Total Contractual Obligations	$105,188	$67,510	$29,184	$5,623	$2,871

Other Commercial Commitments	Total	Due in less than 1 year	Due in 1-3 years	Due in 3-5 years	Due after 5 years
Commercial letters of credit	$835	$835	$-	$-	$-
Stand-by letters of credit	7,529	7,529	-	-	-
Guarantees [f]	-	-	-	-	-
Total Commercial Commitments	$8,364	$8,364	$-	$-	$-

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

[c] Future non-cancelable lease rentals are included in the line entitled “Operating leases,” which includes obligations associated with restructuring activities. The Condensed Consolidated Balance Sheet at September 30, 2006 includes $3.6 million in discounted liabilities associated with non-cancelable operating lease rentals, net of estimated sub-lease revenues, related to facilities that have been abandoned as a result of restructuring and consolidation activities.

[d] Amount owed to Montenay as a result of the SESCO partnership, discussed in Note 4 to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q. This obligation is classified in the Condensed Consolidated Balance Sheets in accrued expenses within Current Liabilities, recorded on a discounted basis.

[e] Benefits consist of post-retirement medical obligations to retirees of former subsidiaries of Katy, as well as deferred compensation plan liabilities to former officers of the Company.

[f] As discussed in Note 4 to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, SESCO, an indirect wholly-owned subsidiary of Katy, was party to a partnership that operated a waste-to-energy facility, and had certain contractual obligations, for which Katy provided certain guarantees. If the partnership was not able to perform its obligations under the contracts, under certain circumstances SESCO and Katy could have been subject to damages equal to the amount of Industrial Revenue Bonds (“IRBs”) outstanding (which financed construction of the facility) less amounts held by the partnership in debt service reserve funds. As of September 30, 2006, none of the IRBs remained outstanding (see Note 4 to Condensed Consolidated Financial Statements).

For items noted as [d] and [f], on June 27, 2006, the Company and Montenay amended the partnership agreement in order to allow the Company to completely exit from the SESCO operations and related obligations. In addition, Montenay became the guarantor under the loan obligation for the IRBs. Montenay purchased the Company’s limited partnership interest for $75 thousand and a reduction of approximately $0.6 million in the face amount due to Montenay as agreed upon in the original partnership agreement. In addition, Montenay removed the Company as the performance guarantor under the service agreement. As a result of the above transaction, the Company recorded $0.4 million within loss from operations of discontinued businesses during the nine months ended September 30, 2006 given the reduction in the face amount due to Montenay as agreed upon in the original partnership agreement. In addition, the Company recorded a gain on the sale of the partnership interest of approximately $0.1 million as reflected within loss on sale of discontinued businesses.

Off-balance Sheet Arrangements

See Note 4 to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion of SESCO.

Cash Flow

Liquidity was adversely impacted during the first nine months of 2006 as a result of higher operating cash requirements. We used $2.5 million of operating cash compared to providing operating cash of $7.1 million during the first nine months of 2005. Debt obligations at September 30, 2006 increased $4.1 million from December 31, 2005, primarily the result of higher working capital offset by proceeds received from the sale of the Metal Truck Box business unit.

Operating Activities

Cash flow provided by operating activities before changes in operating assets was $3.3 million in the first nine months of 2006 versus cash flow provided by operating activities before changes in operating assets of $1.3 million in the first nine months of 2005. While we had net losses in both periods, these amounts included non-cash items such as depreciation, amortization and amortization of debt issuance costs. We used $7.9 million of cash related to operating assets and liabilities during the nine months ended September 30, 2006 versus cash provided related to operating assets and liabilities of $6.3 million during the nine months ended September 30, 2005. Our operating cash flow was adversely impacted in 2006 by the pay down of accounts payable during the first quarter of 2006 along with our seasonal investment into inventory within our Electrical Products Group.

Investing Activities

Capital expenditures totaled $3.0 million during the nine months ended September 30, 2006 as compared to $5.8 million during the nine months ended September 30, 2005. Anticipated capital expenditures in 2006 are expected to be slightly lower than in 2005. In addition, the Company received $2.5 million in cash proceeds from the sale of the Metal Truck Box business unit and the SESCO partnership interest.

Financing Activities

Overall, debt increased $4.1 million during the nine months ended September 30, 2006 versus a decrease of $1.1 million during the nine months ended September 30, 2005, primarily relating to the changes in working capital during those periods. Direct debt costs totaling $0.2 million and $0.2 million in the first nine months of 2006 and 2005, respectively, primarily represents a fee paid to our lenders in connection with the amendments made to the Bank of America Credit Agreement.

SEVERANCE, RESTRUCTURING AND RELATED CHARGES

               Over the past three years, the Company has initiated several cost reduction and facility consolidation initiatives, resulting in severance, restructuring and related charges. Key initiatives were the consolidation of the St. Louis manufacturing/distribution facilities, shutdown of both Woods US and Woods Canada manufacturing as well as the consolidation of the Glit facilities. These initiatives resulted from the on-going strategic reassessment of our various businesses as well as the markets in which they operate.

A summary of charges by major initiative is as follows (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Consolidation of St. Louis manufacturing/distribution facilities	$704	$146	$1,403	$100
Consolidation of Glit facilities	-	(23)	-	659
Consolidation of administrative functions for CCP	-	-	-	21
Shutdown of Woods Canada manufacturing	-	131	-	112
Corporate office relocation	34	-	188	-
Total severance, restructuring and related charges	$738	$254	$1,591	$892

The impact of actions in connection with the above initiatives on the Company’s reportable segments (before tax) is as follows (amounts in thousands):

	Total Expected Cost	Total Provision to Date

Maintenance Products Group	$22,646	$22,396
Electrical Products Group	12,776	12,776
Corporate	12,323	12,261
	$47,745	$47,433

A rollforward of all restructuring and related reserves since December 31, 2005 is as follows (amounts in thousands):

		One-time	Contract
		Termination	Termination
	Total	Benefits [a]	Costs [b]
Restructuring liabilities at December 31, 2005	$3,419	$432	$2,987
Additions	1,591	188	1,403
Payments	(1,335)	(522)	(813)
Restructuring liabilities at September 30, 2006 [c]	$3,675	$98	$3,577

[a] Includes severance, benefits, and other employee-related charges associated with the employee terminations.

[b] Includes charges related to non-cancelable lease liabilities for abandoned facilities, net of estimated sub-lease revenue. Total maximum potential amount of lease loss, excluding any sublease rentals, is $4.2 million as of September 30, 2006. We have included $0.6 million as an offset for sublease rentals.

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

OUTLOOK FOR 2006

We experienced strong sales performance during 2005 from the Woods US retail electrical corded products business, offset by lower volumes in our Contico and Glit business units. Price increases were passed along to our Woods US customers during 2005 as a result of the rise in copper prices in the last two years and we have implemented additional price increases in 2006; however, not as quickly as material prices increased. We anticipate a reduction in net sales from Woods US, as experienced in the first half of 2006, due to customers moving more of their purchases directly to Asian manufacturers. We have implemented price increases primarily in the last half of 2005 for the Continental, Container and Contico business units in response to higher raw material costs. However, in the Contico business, we face the continuing challenge of passing through price increases to offset these higher costs, and sales volumes have been and are likely to continue to be negatively impacted as a result of raising prices.

We expect that the quality, shipping and production issues present at our Glit facilities in 2005 have improved and will continue to improve throughout 2006. We believe the Glit business unit will improve its quality level and cost control in its Wrens operations and as they consolidate the Pineville, North Carolina operation into the Wrens, Georgia facility. This consolidation is expected to occur in the fourth quarter of 2006 and will result in improved profitability of our Glit business. In addition, we believe the disruption to our Glit operations over the last two years resulted in the loss of certain customers. Currently, we do not anticipate additional lost sales for the rest of 2006.

Cost of goods sold is subject to variability in the prices for certain raw materials, most significantly thermoplastic resins used in the manufacture of plastic products for the Continental and Contico businesses. Prices of plastic resins, such as polyethylene and polypropylene, have increased steadily from the latter half of 2002 through 2005.  Management has observed that the prices of plastic resins are driven to an extent by prices for crude oil and natural gas, in addition to other factors specific to the supply and demand of the resins themselves.  Resin prices for 2006 are expected to remain stable as experienced to date in 2006. We are equally exposed to price changes for copper at our Woods US and Woods Canada business units. Prices for copper increased in late 2003 and have continued through the first nine months of 2006. We have not employed an active hedging program related to our commodity price risk, but are employing other strategies for managing this risk, including contracting for a certain percentage of resin needs through supply agreements and opportunistic spot purchases.  We have experienced cost increases in the prices of primary raw materials used in our products and inflation on other costs such as packaging materials, utilities and freight. In a climate of rising raw material costs (and especially in 2005), we experience difficulty in raising prices to shift these higher costs to our consumer customers for our plastic and copper products.  Our future earnings may be negatively impacted to the extent further increases in costs for raw materials cannot be recovered or offset through higher selling prices. We cannot predict the direction our raw material prices will take during 2006 and beyond.

Since the Recapitalization, our management has executed a number of restructuring and cost reduction initiatives, including the consolidation of facilities, divestiture of non-core operations, selling, general and administrative (SG&A) cost rationalization and organizational changes. In the future, we continue to expect to benefit from various profit enhancing strategies such as process improvements (including Lean Manufacturing and Six Sigma), value engineering products, improved sourcing/purchasing and lean administration.

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

Words and phrases such as “expects,” “estimates,” “will,” “intends,” “plans,” “believes,” “should,” “anticipates,” and the like are intended to identify forward-looking statements. The results referred to in forward-looking statements may differ materially from actual results because they involve estimates, assumptions and uncertainties. Forward-looking statements included herein are as of the date hereof and we undertake no obligation to revise or update such statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. All forward-looking statements should be viewed with caution.

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

CRITICAL ACCOUNTING POLICIES

               We disclosed details regarding certain of our critical accounting policies in the Management’s Discussion and Analysis section of our Annual Report on Form 10-K for the year ended December 31, 2005 (Part II, Item 7). There have been no changes to policies as of September 30, 2006, except for the adoption of SFAS No. 123R.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This standard does not require any new fair value measurements but provides guidance in determining fair value measurements presently used in the preparation of financial statements. For the Company, SFAS No. 157 is effective January 1, 2008. The Company is assessing the impact this standard may have in its future financial statements.

In September 2006, the FASB issued SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R). This new standard requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. For employers that have equity securities that trade in the public market, this new standard requires the recognition of the funded status of a defined benefit postretirement plan and requires disclosures as of the end of the fiscal year ending after December 15, 2006. The Company is currently evaluating the impact of adopting this standard in its financial statements.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

               Our exposure to market risk associated with changes in interest rates relates primarily to our debt obligations. Accordingly, effective August 17, 2005, we entered into a two-year interest rate swap agreement on a notional amount of $25.0 million in the first year and $15.0 million in the second year. The fixed interest rate under the swap at September 30, 2006 and over the life of the agreement is 4.49%. Our interest obligations on outstanding debt at September 30, 2006 were indexed from short-term LIBOR. As a result of the current rising interest rate environment and the increase in the interest rate margins on our borrowings as a result of the Sixth Amendment to the Bank of America Credit Agreement, our exposures to interest rate risks could be material to our financial position or results of operations. For example, a 1% increase in the interest rate of the Bank of America Credit would increase our annual interest expense by approximately $0.4 million.

Foreign Exchange Risk

               We are exposed to fluctuations in the Euro, British pound, Canadian dollar and Chinese Renminbi. Some of our subsidiaries make significant U.S. dollar purchases from Asian suppliers, particularly in China. An adverse change in foreign currency exchange rates of Asian countries could result in an increase in the cost of purchases. We do not currently hedge foreign currency transaction or translation exposures. Our net investment in foreign subsidiaries translated into U.S. dollars at September 30, 2006 is $22.6 million. A 10% change in foreign currency exchange rates would amount to $2.3 million change in our net investment in foreign subsidiaries at September 30, 2006.

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

There have been no changes in Katy’s internal control over financial reporting during the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect Katy’s internal control over financial reporting.

As noted in our Annual Report on Form 10-K for the year ended December 31, 2004, our Glit facility in Wrens, Georgia lacks a perpetual inventory system and relies on quarterly physicals to value inventory. Throughout 2004, we adjusted our material cost of sales estimate (for preparation of non-quarter-end interim financial statements) to reflect rising material cost of sales.

Also during 2004 and 2005, the Wrens facility experienced significant personnel turnover, consolidation of other operations (consistent with our strategy of consolidating our abrasives operations into the Wrens facility), and manufacturing disruption events such as the production interruption caused by the air handling system fire in October 2004. Management determined that key inventory processes, such as receiving, production reporting, scrap, and shipping, required improvement.

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

The following is a summary of the specific actions that have been taken to correct the internal control deficiencies and related status as of September 30, 2006:

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

•
Establishment of improved interim recording of raw material usage - The shop floor module in PRMS (the facility’s ERP system) was activated on July 1, 2005. Large raw material variances continue to be reviewed and/or isolated by work order to allow bill of material (“BOM”) corrections as required. Miscellaneous inventory transactions are being downloaded and reviewed at least weekly by cost accounting. In 2005, a supplemental system was also re-implemented to allow the daily review of costed non-woven production runs to identify process or material variances. The output of this system yields a daily cost per yard of non-woven material produced, as well as an average cost per yard over multiple batches/runs. This information was used as a reference point and allowed material cost verifications with PRMS formula BOMs. During the third quarter of 2006, the Company discontinued the supplemental system given the higher level of accuracy being obtained from the shop floor module in PRMS.

•
Reestablishment of a monthly physical inventory until the PRMS perpetual inventory process is re-implemented - This location’s monthly physical inventory was reinstituted for the February 2005 accounting close. We continue taking a monthly physical inventory throughout 2005 and 2006. Over the past year, overall accuracy, based on inventory value, continues to significantly improve.

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

The implementation of our action plan is an ongoing process.  Although we believe that we have made significant progress in the items noted above, we have not yet fully implemented certain of the PwC recommendations, including the establishment and validation, to an appropriate accuracy level, of a perpetual inventory system.  Accordingly, we are unable to conclude as of September 30, 2006 that our inventory process controls at our Wrens facility are adequate without the monthly physical inventory counts. In our Annual Report for the year ended December 31, 2005, we believed that the activation of the PRMS production and inventory system would allow the Company to rely on the adequacy of internal controls (without the monthly physical inventory counts) at our Wrens, Georgia facility by the end of the second quarter of 2006. The Company now believes that it will not be able to eliminate the monthly physical inventory counts as an inventory process control until the fourth quarter of 2006.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 20, 2003, the Company announced a plan to spend up to $5.0 million to repurchase shares of its common stock. In 2004, 12,000 shares of common stock were repurchased on the open market for approximately $75 thousand under this plan, while in 2003, 482,800 shares of common stock were repurchased on the open market for approximately $2.5 million. The Company suspended further purchases under the plan on May 10, 2004. On December 5, 2005, we announced the resumption of the plan. During 2005, the Company purchased 3,200 shares of common stock on the open market for less than $0.1 million. During the three and nine months ended September 30, 2006, the Company purchased 8,900 and 35,900 shares of common stock on the open market for less than $0.1 million.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

Exhibit Number	Exhibit Title

31.1	CEO Certification pursuant to Securities Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*
31.2	CFO Certification pursuant to Securities Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*
32.1	CEO Certification required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*#
32.2	CFO Certification required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*#

* Indicates filed herewith.

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

KATY INDUSTRIES, INC.
Registrant

DATE: November 14, 2006               By /s/ Anthony T. Castor III
Anthony T. Castor III
President and Chief Executive Officer

  By /s/ Amir Rosenthal
Amir Rosenthal
Vice President, Chief Financial Officer,
General Counsel and Secretary