Form 10-K
period 2006-12-31
KATY INDUSTRIES INC
filed 2007-03-16
CIK 54681

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-K

☑ Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2006

OR
☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 1-5558

Katy Industries, Inc.
(Exact name of registrant as specified in its charter)

Delaware	75-1277589
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2461 South Clark Street, Suite 630, Arlington, Virginia (Address of Principal Executive Offices)	22202 (Zip Code)

Registrant’s telephone number, including area code: (703) 236-4300

Securities registered pursuant to Section 12(b) of the Act:

(Title of each class)	(Name of each exchange on which registered)

Common Stock, $1.00 par value	New York Stock Exchange
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

The aggregate market value of the voting common stock held by non-affiliates of the registrant* (based upon its closing transaction price on the New York Stock Exchange Composite Tape on June 30, 2006), as of June 30, 2006 was $11,223,415. As of February 28, 2007, 7,951,177 shares of common stock, $1.00 par value, were outstanding, the only class of the registrant’s common stock.

*	Calculated by excluding all shares held by executive officers and directors of the registrant without conceding that all such persons are “affiliates” of the registrant for purposes of federal securities laws.

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for the 2007 annual meeting — Part III.

PART I

Item 1.  BUSINESS

Katy Industries, Inc. (“Katy” or the “Company”) was organized as a Delaware corporation in 1967 and has an even longer history of successful operations, with some of its predecessor companies having been established for as long as 75 years. We are organized into two operating groups, Maintenance Products and Electrical Products, and a corporate group. Each majority-owned company in the two groups operates within a broad framework of policies and corporate goals. Katy’s corporate group is responsible for overall planning, financial management, acquisitions, dispositions, and other related administrative and corporate matters.

Recapitalization

On June 28, 2001, we completed a recapitalization of the Company following an agreement dated June 2, 2001 with KKTY Holding Company, L.L.C. (“KKTY”), an affiliate of Kohlberg Investors IV, L.P. (“Kohlberg”) (“the Recapitalization”). Under the terms of the Recapitalization, KKTY purchased 700,000 shares of newly issued preferred stock, $100 par value per share (the “Convertible Preferred Stock”), which is convertible into 11,666,666 common shares, for an aggregate purchase price of $70.0 million. More information regarding the Convertible Preferred Stock can be found in Note 11 to the Consolidated Financial Statements of Katy included in Part II, Item 8. The Recapitalization allowed us to retire obligations we had under the then-current revolving credit agreement. Since the Recapitalization, the Company’s management has been focused on various restructuring and cost reduction initiatives. Currently, the Company’s focus has shifted to sustaining revenue growth and managing raw material costs. Our future cost reductions, if any, will continue to come from process improvements (such as Lean Manufacturing and Six Sigma), value engineering products, improved sourcing/purchasing and lean administration.

Operations

Selected operating data for each operating group can be found in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part II, Item 7. Information regarding foreign and domestic operations and export sales can be found in Note 16 to the Consolidated Financial Statements of Katy included in Part II, Item 8. Set forth below is information about our operating groups and investments and about our business in general.

We have restructured many of our operations in order to maintain a low cost structure, which is essential for us to be competitive in the markets we serve. These restructuring efforts include consolidation of facilities, headcount reductions, and evaluation of sourcing strategies to determine the lowest cost method for obtaining finished product. Costs associated with these efforts include expenses for recording liabilities for non-cancelable leases at facilities that are abandoned, severance and other employee termination costs and other exit costs that may be incurred not only with consolidation of facilities, but potentially the complete shut down of certain manufacturing and distribution operations. We have incurred significant costs in this respect, approximately $47 million since the beginning of 2001. As our post-Recapitalization restructuring plan approaches completion, we expect to incur additional costs of approximately $1.1 million in 2007, mostly related to the consolidation of the Washington, Georgia facility into the Wrens, Georgia facility. Additional details regarding severance, restructuring and related charges can be found in Note 18 to the Consolidated Financial Statements of Katy included in Part II, Item 8.

Maintenance Products Group

The Maintenance Products Group’s principal business is the manufacturing and distribution of commercial cleaning products as well as consumer home products. Commercial cleaning products are sold primarily to janitorial/sanitary and foodservice distributors that supply end users such as restaurants, hotels, healthcare facilities and schools. Consumer home products are primarily sold through major home improvement and mass market retail outlets. Total revenues and operating income for the Maintenance Products Group during 2006 were $208.4 million and $6.3 million, respectively. The group accounted for 53% of the Company’s revenues in 2006. Total assets for the group were $95.9 million at December 31, 2006. The business units in this group are:

Continental Commercial Products, LLC (“CCP”) is the successor entity to Contico International, L.L.C. (“Contico”) and includes as divisions all the former business units of Contico (Continental, Contico, and Container), as well as the following business units: Disco, Glit and Wilen. CCP is headquartered in Bridgeton, Missouri near St. Louis, has additional operations in California and Georgia, and was created mainly for the purpose of simplifying our business transactions and improving our customer relationships by allowing customers to order products from any CCP division on one purchase order.

The Continental business unit is a plastics manufacturer and a distributor of products for the commercial janitorial/sanitary maintenance and food service markets. Continental products include commercial waste receptacles, buckets, mop wringers, janitorial carts, and other products designed for commercial cleaning and food service. Continental products are sold under the following brand names: Continental®, Kleen Airetm, Huskeetm, SuperKantm, KingKan®, Unibody®, and Tilt-N-Wheeltm.

The Contico business unit is a plastics manufacturer and distributor of home storage products, sold primarily through major home improvement and mass market retail outlets. Contico products include plastic home storage units such as domestic storage containers, shelving and hard plastic gun cases and are sold under the following brand names: Contico® and Tuffbin®.

The Container business unit is a plastics manufacturer and distributor of industrial storage drums and pails for commercial and industrial use. Products are sold under the Contico® brand name.

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

The Glit business unit is a manufacturer and distributor of non-woven abrasive products for commercial and industrial use and also supplies materials to various original equipment manufacturers (the “OEMs”). The Glit unit’s products include floor maintenance pads, hand pads, scouring pads, specialty abrasives for cleaning and finishing and roof ventilation products. Products are sold primarily in the commercial sanitary maintenance, food service and construction markets. Glit products are sold under the following brand names: Glit®, Glit Kleenfast®, Glit/Microtron®, Fiber Naturals®, Big Boss II®, Blue Ice®, Brillo®, BAB-O®, Old Dutch® and Twistertm brand names. Brillo® is a registered trademark used under license from Church & Dwight Company, Old Dutch® is a registered trademark used under license from Dial Brands, Inc., and BAB-O® is a registered trademark used under license from Fitzpatrick Bros., Inc. Twistertm is a trademark of HTC Industries, Inc.

This unit’s primary manufacturing facilities are in Wrens, Georgia, and Washington, Georgia. The Washington facility is expected to close during 2007 and its operations consolidated into the Wrens facility.

The Wilen business unit is a manufacturer and distributor of professional cleaning products that include mops, brooms, brushes, and plastic cleaning accessories. Wilen products are sold primarily through commercial sanitary maintenance and food service markets, with some products sold through consumer retail outlets. Products are sold under the following brand names: Wax-o-matictm, Wilen®and Rototech®.

The Maintenance Products Group also has operations in Canada and the United Kingdom (the “U.K.”).

The CCP Canada business unit, headquartered in Etobicoke, Ontario, Canada, is a distributor of primarily plastic products for the commercial and sanitary maintenance markets in Canada.

The Gemtex business unit is headquartered in Etobicoke, Ontario, Canada, and is a manufacturer and distributor of resin fiber disks and other coated abrasives for the OEMs, automotive, industrial, and home improvement markets. The most prominent brand name under which the product is sold is Trim-Kut®.

The Contico Manufacturing, Ltd. (“CML”) business unit is a distributor of a wide range of cleaning equipment, storage solutions and washroom dispensers for the commercial and sanitary maintenance and food service markets primarily in the U.K.

Electrical Products Group

The Electrical Products Group’s principal business is the design and distribution of consumer electrical corded products. Products are sold principally to national home improvement and mass merchant retailers, who in-turn sell to consumer end-users. Total revenues and operating income for the Electrical Products Group during 2006 were $187.7 million and $8.8 million, respectively. The group accounted for 47% of the Company’s revenues in 2006. Total assets for the group were $74.2 million at December 31, 2006. Woods Industries, Inc. (“Woods US”) and Woods Industries (Canada), Inc. (“Woods Canada”) are both subject to seasonal sales trends in connection with the holiday shopping season, with stronger sales and profits realized in the third and early fourth quarters. The business units in this group are:

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

Other Operations

Katy’s other operations include a 45% equity investment in a shrimp farming operation, Sahlman Holding Company, Inc. (“Sahlman”), which owns shrimp farming operations in Nicaragua. Sahlman has a number of competitors, some of which are larger and have greater financial resources. Katy’s interest in Sahlman is an equity investment. During 2006, the Company did not recognize any equity in income from the Sahlman investment. Katy concluded that $2.2 million continues to be a reasonable estimate of the value of its investment in Sahlman. See Note 5 to the Consolidated Financial Statements of Katy included in Part II, Item 8.

Discontinued Operations

In 2006, we identified and sold certain business units that we considered non-core to the future operations of the Company. The Metal Truck Box business unit, a manufacturer and distributor of aluminum and steel automotive storage products located in Winters, Texas was sold on June 2, 2006 for net proceeds of $3.6 million, including a note receivable of $1.2 million. A loss of $50 thousand was recognized in 2006 as a result of the Metal Truck Box sale. The Metal Truck Box business unit was formerly part of the Maintenance Products Group.

In 2006, the Company sold 100% of its partnership interest in Montenay Savannah Limited Partnership, which was held by Savannah Energy Systems Company (“SESCO”), the limited partner of the operator of a waste-to-energy facility in Savannah, Georgia. The general partner of the partnership is an affiliate of Montenay Power Corporation (“Montenay”). In 2006, the Company sold its partnership interest to Montenay for $0.1 million which resulted in a gain of $0.1 million. See Note 7 to the Consolidated Financial Statements of Katy included in Part II, Item 8.

Also, in 2006, we sold the Contico Europe Limited (“CEL”) business unit, a manufacturer and distributor of plastic consumer storage and home products sold primarily to major retail outlets in the U.K. The business unit was sold on November 27, 2006 for net proceeds of $3.0 million. A loss (net of tax) of $5.4 million was recognized in 2006. CEL was formerly part of the Maintenance Products Group.

Customers

We have several large customers in the mass merchant/discount/home improvement retail markets. Two customers, Lowe’s Companies, Inc. (“Lowe’s”) and Wal-Mart Stores, Inc. (“Wal-Mart”), accounted for approximately 16% and 14%, respectively, of consolidated net sales. Sales to Lowe’s are made by the Woods US and Contico business units. Sales to Wal-Mart are made by the Woods US, Contico, Glit, Woods Canada, Wilen, and Continental business units. A significant loss of business from either of these customers could have a material adverse impact on our business, results of operations or prospects.

Backlog

Maintenance Products:

Our aggregate backlog position for the Maintenance Products Group was $3.1 million and $5.5 million as of December 31, 2006 and 2005 respectively. The orders placed in 2006 are believed to be firm, and based on historical experience, substantially all orders are expected to be shipped during 2007.

Electrical Products:

Our aggregate backlog position for the Electrical Products Group was $17.6 million and $8.6 million as of December 31, 2006 and 2005, respectively. The orders placed in 2006 are believed to be firm, and based on historical experience, substantially all orders are expected to be shipped during 2007. The increase in 2006 primarily relates to the timing of a major customer’s ordering levels.

Markets and Competition

Maintenance Products:

We market a variety of commercial cleaning products and supplies to the commercial janitorial/sanitary maintenance and foodservice markets. Sales and marketing of these products is handled through a combination of direct sales personnel, manufacturers’ sales representatives, and wholesale distributors.

The commercial distribution channels for our commercial cleaning products are highly fragmented, resulting in a large number of small customers, mainly distributors of janitorial cleaning products. The markets for these commercial products are highly competitive. Competition is based primarily on price and the ability to provide superior customer service in the form of complete and on-time product delivery. Other competitive factors include brand recognition and product design, quality and performance. We compete for market share with a number of different competitors, depending upon the specific product. In large part, our competition is unique in each product line area of the Maintenance Products Group. We believe that we have established long standing relationships with our major customers based on quality products and service, and our ability to offer a complete line of products. While each product line is marketed under a different brand name, they are sold as complementary products, with customers able to access all products through a single purchase order. We also continue to strive to be a low cost provider in this industry; however, our ability to remain a low cost provider in the industry is highly dependent on the price of our raw materials, primarily resin (see discussion below). Being a low cost producer is also dependent upon our ability to reduce and subsequently control our cost structure, which has benefited from our nearly completed restructuring efforts.

We market branded plastic home storage units, and to a lesser extent, abrasive products and mops and brooms, to mass merchant and discount club retailers in the U.S. Sales and marketing of these products is generally handled by direct sales personnel and external representative groups. The consumer distribution channels for these products, especially the in-home products, are highly concentrated, with several large mass merchant retailers representing a very significant portion of the customer base. We compete with a limited number of large companies that offer a broad array of products and many small companies with niche offerings. With few consumer storage products enjoying patent protection, the primary basis for competition is price. Therefore, efficient manufacturing and distribution capability is critical to success. Ultimately, our ability to remain competitive in these consumer markets is dependent upon our position as a low cost producer, and also upon our development of new and innovative products. We continue to pursue new markets for our products. Our ability to remain a low cost provider in the industry is highly dependent on the price of our raw materials, primarily resin (see discussion below). Being a low cost producer is also dependent upon our ability to reduce and subsequently control our cost structure, which has benefited from our nearly completed restructuring efforts. Our restructuring efforts have and will include consolidation of facilities and headcount reductions.

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

Raw Materials

Our operations have not experienced significant difficulties in obtaining raw materials, fuels, parts or supplies for their activities during the most recent fiscal year, but no prediction can be made as to possible future supply problems or production disruptions resulting from possible shortages. Our Electrical Products businesses are highly dependent upon products sourced from Asia, and therefore remain vulnerable to potential disruptions in that supply chain. We are also subject to uncertainties involving labor relations issues at entities involved in our supply chain, both at suppliers and in the transportation and shipping area. Our Continental and Contico business units (and some others to a lesser extent) use polyethylene, polypropylene and other thermoplastic resins as raw materials in a substantial portion of their plastic products. Prices of plastic resins, such as polyethylene and polypropylene increased steadily from the latter half of 2002 through 2005 with prices in 2006 being relatively stable. Management has observed that the prices of plastic resins are driven to an extent by prices for crude oil and natural gas, in addition to other factors specific to the supply and demand of the resins themselves. We are equally exposed to price changes for copper at our Woods US and Woods Canada business units. Prices for copper began to increase in early 2003 and continued through 2006 until stabilizing at the end of 2006. Prices for corrugated packaging material and other raw materials have also accelerated over the past few years. We have not employed an active hedging program related to our commodity price risk, but are employing other strategies for managing this risk, including contracting for a certain percentage of resin needs through supply agreements and opportunistic spot purchases. We were able to reduce the impact of some of these increases through supply contracts, opportunistic buying, vendor negotiations and other measures. In addition, some price increases were implemented when possible. In a climate of rising raw material costs (and especially in the last three years), we experience difficulty in raising prices to shift these higher costs to our consumer customers for our plastic and electrical products. Our future earnings may be negatively impacted to the extent further increases in costs for raw materials cannot be recovered or offset through higher selling prices. We cannot predict the direction our raw material prices will take during 2007 and beyond.

Employees

As of December 31, 2006, we employed 1,172 people, of which 304 were members of various unions. Our labor relations are generally satisfactory and there have been no strikes in recent years. In January 2007, one of our expiring union contracts was renewed for a term of three years, covering approximately 77 employees. The next union contract set to expire, covering approximately 227 employees, will expire in December, 2007. Our operations can be impacted by labor relations issues involving other entities in our supply chain.

Regulatory and Environmental Matters

We do not anticipate that federal, state or local environmental laws or regulations will have a material adverse effect on our consolidated operations or financial position. We anticipate making additional capital expenditures of $0.2 million for environmental matters during 2007, in accordance with terms agreed upon with the United States Environmental Protection Agency and various state environmental agencies. See Note 17 to the Consolidated Financial Statements in Part II, Item 8.

Licenses, Patents and Trademarks

The success of our products historically has not depended largely on patent, trademark and license protection, but rather on the quality of our products, proprietary technology, contract performance, customer service and the technical competence and innovative ability of our personnel to develop and introduce salable products. However, we do rely to a certain extent on patent protection, trademarks and licensing arrangements in the marketing of certain products. Examples of key licensed and protected trademarks include Yellow Jacket®, Woods®, Tradesman®, and AC/Delco® (Woods US); Contico®; Continental®; Glit®, Microtron®, Brillo®, and Kleenfast® (Glit); Wilentm; and Trim-Kut® (Gemtex). The business units most reliant upon patented products and technology are CCP, Woods US, Woods Canada and Gemtex. Further, we are renewing our emphasis on new product development, which will increase our reliance on patent and trademark protection across all business units.

Available Information

We file annual, quarterly, and current reports, proxy statements, and other documents with the Securities and Exchange Commission (the “SEC”) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The public may read and copy any materials that the Company files with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at (800) SEC-0330. Also, the SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers, including Katy, that file electronically with the SEC. The public can obtain documents that we file with the SEC at http://www.sec.gov.

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

Item 1A.  RISK FACTORS

In addition to other information and risk disclosures contained in this Form 10-K, the risk factors discussed in this section should be considered in evaluating our business. We work to manage and mitigate risks proactively. Nevertheless, the following risk factors, some of which may be beyond our control, could materially impact our result of operations or cause future results to materially differ from current expectations. Please also see “Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995.”

Our inability to achieve product price increases, especially as they relate to potentially higher raw material costs, may negatively impact our earnings.

Costs for certain raw materials used in our operations, including copper products, remain at unprecedented high levels. In addition, prices for thermoplastic resin have demonstrated volatility over the past few years. Increasing costs for raw material supplies will increase our production costs and harm our margins and results of operations if we are unable to pass the higher production costs on to our customers in the form of price increases. Further, if we are unable to obtain adequate supplies of raw materials in a timely manner, our operations could be interrupted.

The loss of a significant customer or the financial weakness of a significant customer could negatively impact our results of operations.

We have several large customers in the mass merchant/discount/home improvement retail markets. Two customers accounted for approximately 30% of consolidated net sales. While no other customer accounted for more than 10% of our total net sales in 2006, we do have other significant customers. The loss of any of these customers, or a significant reduction in our sales to any of such customers, could adversely affect our sales and results of operations. In addition, if any of such customers became insolvent or otherwise failed to pay its debts, it could have an adverse affect on our results of operations.

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

The Company’s success depends on its ability to continuously improve productivity and streamline operations, principally by reducing its manufacturing overhead.

We have restructured many of our operations in order to maintain a low cost structure, which is essential for us to be competitive in the markets we serve. The Company needs to continuously improve its manufacturing efficiencies by the use of Lean Manufacturing and other methods in order to reduce its overhead structure. In addition, we will need to develop efficiencies within sourcing/purchasing as well as administration. We run the risk that these programs may not be completed substantially as planned, may be more costly to implement than expected or may not have the positive profit enhancing impact anticipated.

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

We had sought to grow through strategic acquisitions. In addition, we have consolidated several manufacturing, distribution and office facilities. The success of these acquisitions and consolidations will depend on our ability to integrate assets and personnel, apply our internal controls processes to these businesses, and cooperate with our strategic partners. We may encounter difficulties in integrating business units with our operations, and in managing strategic investments. Furthermore, we may not realize the degree, or timing, of benefits we anticipate when we first enter into these organizational changes. Any of the foregoing could adversely affect our business and results of operations.

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

Labor issues, including union activities that require an increase in production costs or lead to a strike, thus impairing production and decreasing sales. We are also subject to labor relations issues at entities involved in our supply chain, including both suppliers and those entities involved in transportation and shipping.

Katy’s relationships with its union employees could deteriorate. At December 31, 2006, the Company employed approximately 1,172 persons in its various businesses of which approximately 26% were subject to collective bargaining or similar arrangements. The next union contract set to expire, covering approximately 227 employees, will expire in December, 2007. If Katy’s union employees were to engage in a strike, work stoppage or other slowdown, the Company could experience a significant disruption of its operations or higher ongoing labor costs.

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

We have a high amount of debt for which we are required to make interest and principal payments. As of December 31, 2006, we had $56.9 million of debt. Subject to the limits contained in some of the agreements governing our outstanding debt, we may incur additional debt in the future.

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

Our inability to meet covenants associated with the Company’s Amended and Restated Loan with Bank of America, N.A. (the “Bank of America Credit Agreement”) could result in acceleration of all or a substantial portion of our debt.

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

In addition, certain covenants in our bank facilities require us and our subsidiaries to maintain certain financial ratios. Any of the covenants described in this risk factor may restrict our operations and our ability to pursue potentially advantageous business opportunities. Our failure to comply with these covenants could also result in an event of default that, if not cured or waived, could result in the acceleration of all or a substantial portion of our debt. We have not been able to meet certain affirmative covenants in our Bank of America Credit Agreement, which has resulted in eight amendments temporarily relieving us from these obligations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Bank of America Credit Agreement” for further discussion of these amendments.

If we cannot meet the New York Stock Exchange (“NYSE”) continued listing requirement, the NYSE may delist our common stock, which could negatively affect the price of the common stock and your ability to sell the common stock.

In the future, we may not be able to meet the continued listing requirements of the NYSE, and NYSE rules, which require, among other things, market capitalization or stockholders’ equity of at least $75.0 million level over 30 consecutive trading days. The Company’s shareholders’ equity was less than $75.0 million as of March 15, 2007.

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

At any point in time, many tax years are subject to audit by various taxing jurisdictions. The results of these audits and negotiations with tax authorities may affect tax positions taken. Additionally, our effective tax rate in a given financial statement period may be materially impacted by changes in the geographic mix or level of earnings

We are subject to litigation that could adversely affect our operating results.

From time to time we may be a party to lawsuits and regulatory actions relating to our business. Due to the inherent uncertainties of litigation and regulatory proceedings, we cannot accurately predict the ultimate outcome of any such proceedings. An unfavorable outcome could have a material adverse impact on our business, financial condition and results of operations. In addition, regardless of the outcome of any litigation or regulatory proceedings, such proceedings could result in substantial costs and may require that we devote substantial resources to defend the Company. Further, changes in government regulations both in the United States and in the foreign countries in which we operate could have adverse effects on our business and subject us to additional regulatory actions. The Company is currently a party to various lawsuits. See “Legal Proceedings.”

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

Item 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

Item 2.	PROPERTIES

As of December 31, 2006, our total building floor area owned or leased was 2,679,000 square feet, of which 185,000 square feet were owned and 2,494,000 square feet were leased. The following table shows a summary by location of our principal facilities including the nature of the facility and the related business unit.

Location	Facility	Business Unit

UNITED STATES
California
Norwalk	Manufacturing, Distribution	Continental, Contico, Container
Chino	Distribution	Continental, Contico, Glit, Wilen, Disco
Georgia
Atlanta	Manufacturing, Distribution	Wilen
McDonough	Manufacturing, Distribution	Glit, Wilen, Disco
Wrens*	Manufacturing, Distribution	Glit
Washington**	Manufacturing	Glit
Indiana
Carmel	Manufacturing	Woods US
Indianapolis	Office, Distribution	Woods US
Missouri
Bridgeton	Office, Manufacturing, Distribution	Continental, Contico
Hazelwood	Manufacturing	Continental, Contico
Virginia
Arlington	Corporate Headquarters	Corporate
CANADA
Ontario
Toronto	Office, Manufacturing, Distribution	Gemtex
Toronto	Office, Distribution	Woods Canada, CCP Canada
CHINA
Shenzhen	Office	Woods US
UNITED KINGDOM
Cornwall
Redruth***	Office, Distribution	CML
Berkshire
Slough	Office	CML

*	Facility is owned.

**	During 2007, we expect to consolidate all of our abrasives operations in Washington, Georgia into our Wrens, Georgia (“Wrens”) facility.

***	Facility was sold in January, 2007; however, we will lease a portion of the facility.

We believe that our current facilities have been adequately maintained, generally are in good condition, and are suitable and adequate to meet our needs in our existing markets for the foreseeable future.

Item 3.  LEGAL PROCEEDINGS

Information regarding legal proceedings is included in Note 17 to the Consolidated Financial Statements in Part II, Item 8 and is incorporated by reference herein.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the security holders during the fourth quarter of 2006.

PART II

Item 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the New York Stock Exchange (“NYSE”). The following table sets forth high and low sales prices for the common stock in composite transactions as reported on the NYSE composite tape for the prior two years.

Period	High	Low

2006
First Quarter	$3.75	$2.80
Second Quarter	3.61	2.24
Third Quarter	3.23	1.85
Fourth Quarter	3.40	2.51
2005
First Quarter	$5.41	$3.80
Second Quarter	3.98	2.35
Third Quarter	3.70	2.25
Fourth Quarter	3.50	1.80

As of February 28, 2007, there were 567 holders of record of our common stock, in addition to approximately 1,173 holders in street name, and there were 7,951,177 shares of common stock outstanding.

Dividend Policy

Dividends are paid at the discretion of the Board of Directors. Since the Board of Directors suspended quarterly dividends on March 30, 2001 in order to preserve cash for operations, the Company has not declared or paid any cash dividends on its common stock. In addition, the Bank of America Credit Agreement prohibits the Company from paying dividends on its securities, other than dividends paid solely in securities. The Company currently intends to retain its future earnings, if any, to fund the development and growth of its business and, therefore, does not anticipate paying any dividends, either in cash or securities, in the foreseeable future. Any future decision concerning the payment of dividends on the Company’s common stock will be subject to its obligations under the Bank of America Credit Agreement and will depend upon the results of operations, financial condition and capital expenditure plans of the Company, as well as such other factors as the Board of Directors, in its sole discretion, may consider relevant. For a discussion of our Bank of America Credit Agreement, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Equity Compensation Plan Information

Information regarding securities authorized for issuance under the Company’s equity compensation plans as of December 31, 2006 is set forth in Item 12, “Security Ownership of Certain Beneficial Owners and Management.”

Share Repurchase Plan

On April 20, 2003, the Company announced a plan to repurchase up to $5.0 million in shares of its common stock. In 2004, 12,000 shares of common stock were repurchased on the open market for approximately $0.1 million, while in 2003, 482,800 shares of common stock were repurchased on the open market for approximately $2.5 million. We suspended further repurchases under the plan on May 10, 2004. On December 5, 2005, the Company announced the resumption of the above plan to repurchase $1.0 million in shares of its common stock. In 2005, 3,200 shares of common stock were repurchased on the open market for $7.5 thousand. In 2006,

40,800 shares of common stock, of which 4,900 shares were completed in the fourth quarter, were repurchased on the open market for $0.1 million. The following table sets forth the repurchases made under this program:

Maximum
			Total Number	Number of
			of Shares	Shares That
			Purchased as	May Yet
			Part of	Be
			Publicly	Purchased
	Total Number		Announced	Under the
	of Shares	Average Price	Plans or	Plans or
Period	Purchased	Paid per Share	Programs	Programs

2005	3,200	$2.35	3,200	333,333
2006	40,800	$2.71	40,800

Total	44,000	$2.68	44,000

The Company’s share repurchase program is conducted under authorizations made from time to time by the Company’s Board of Directors. The shares reported in the table are covered by Board authorizations to repurchase shares of common stock, as follows: 333,333 shares announced on December 5, 2005. This authorization does not have an expiration date.

Performance Graph

The following information in this Item 5 of this Annual Report on Form 10-K is not deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under the Securities Exchange Act of 1934 or to the liabilities of Section 18 of the Securities Exchange Act of 1934, and will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent we specifically incorporate it by reference into such a filing.

The graph below compares the yearly percentage change in the cumulative total stockholder return on the shares of Katy common stock with the cumulative total returns of the Russell 2000 Index, the Dow Jones US Industrial Diversified Index and the S&P Smallcap 600 Industrial Conglomerates Index for the fiscal years ending December 31, 2001 through 2006. The calculations in the graph below assume $100 was invested on December 31, 2001 in Katy’s common stock and each index, and also assume reinvestment of dividends.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Katy Industries, Inc., The Russell 2000 Index,
The Dow Jones US Diversified Industrials Index
And The S & P SmallCap Industrial Conglomerates

* $100 invested on 12/31/01 in stock or index-including reinvestment of dividends.
Fiscal year ending December 31.

	12/01	12/02	12/03	12/04	12/05	12/06
Katy Industries, Inc.	100.00	100.58	166.96	151.46	90.64	78.36
Russell 2000	100.00	79.52	117.09	138.55	144.86	171.47
Dow Jones US Diversified Industrials	100.00	64.93	87.84	104.69	101.95	111.68
S & P SmallCap Industrial Conglomerates	100.00	59.47	80.21	95.65	92.02	99.94

Item 6.  SELECTED FINANCIAL DATA

	Years Ended December 31,
	2006	2005	2004	2003	2002
	(Amounts in Thousands, except per share data and percentages)

Net sales	$396,166	$423,390	$416,681	$398,249	$402,422

Loss from continuing operations [a]	$(4,884)	$(10,836)	$(36,342)	$(16,981)	$(47,533)
Discontinued operations [b]	(6,348)	(2,321)	221	7,617	(6,702)
Cumulative effect of a change in accounting principle [b] [c]	(756)	–	–	–	(2,514)

Net loss	(11,988)	(13,157)	(36,121)	(9,364)	(56,749)
Gain on early redemption of preferred interest of subsidiary [d]	–	–	–	6,560	–
Payment-in-kind of dividends on convertible preferred stock [e]	–	–	(14,749)	(12,811)	(11,136)

Net loss attributable to common stockholders	$(11,988)	$(13,157)	$(50,870)	$(15,615)	$(67,885)

(Loss) earnings per share of common stock – Basic and diluted:
Loss from continuing operations attributable to common stockholders	$(0.61)	$(1.37)	$(6.48)	$(2.83)	$(7.01)
Discontinued operations	(0.80)	(0.29)	0.03	0.93	(0.80)
Cumulative effect of a change in accounting principle	(0.09)	–	–	–	(0.30)

Net loss attributable to common stockholders	$(1.50)	$(1.66)	$(6.45)	$(1.90)	$(8.11)

Total assets	$183,674	$212,683	$224,464	$241,708	$275,977
Total liabilities	140,662	157,390	155,879	139,416	157,405
Preferred interest in subsidiary	–	–	–	–	16,400
Stockholders’ equity	43,012	55,293	68,585	102,292	102,172
Long-term debt, including current maturities	56,871	57,660	58,737	39,663	45,451
Impairments of long-lived assets [f]	–	2,112	30,056	11,525	21,204
Severance, restructuring and related charges [f]	(112)	1,090	3,505	8,132	18,868
Depreciation and amortization [f]	8,640	8,968	12,145	18,877	17,732
Capital expenditures [f]	4,614	8,925	10,782	11,062	8,714
Working capital [g]	49,590	48,338	59,855	43,439	35,206
Ratio of debt to capitalization	56.9%	51.0%	46.1%	27.9%	27.7%
Weighted average common shares outstanding – Basic and diluted	7,966,742	7,948,749	7,883,265	8,214,712	8,370,815
Number of employees	1,172	1,544	1,793	1,808	2,261
Cash dividends declared per common share	$–	$–	$–	$–	$–

[a]	Includes distributions on preferred securities in 2003 and 2002.

[b]	Presented net of tax.

[c]	In 2006, this amount is stock compensation expense recorded with the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment. In 2002, this amount is a transitional impairment of goodwill recorded with the adoption of SFAS No. 142, Goodwill and Other Intangible Assets.

[d]	Represents the gain recognized on a redemption of a preferred interest of our CCP subsidiary.

[e]	Represents a 15% payment-in-kind dividend on our Convertible Preferred Stock. See Note 11 to the Consolidated Financial Statements in Part II, Item 8.

[f]	From continuing operations only.

[g]	Defined as current assets minus current liabilities, exclusive of deferred tax assets and liabilities and debt classified as current.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPANY OVERVIEW

For purposes of this discussion and analysis section, reference is made to the table below and the Company’s Consolidated Financial Statements included in Part II, Item 8. We have two principal operating groups: Maintenance Products and Electrical Products. The group labeled as Other consists of Sahlman. Two businesses formerly included in the Maintenance Products Group, Metal Truck Box and CEL, and one business formerly included in Other, SESCO, have been classified as Discontinued Operations for the periods prior to their sale. These business units were sold in 2006.

Since the Recapitalization, the Company’s management has been focused on various restructuring and cost reduction initiatives. Currently, the Company’s focus has shifted to sustaining revenue growth and managing raw material costs. Our future cost reductions, if any, will continue to come from process improvements (such as Lean Manufacturing and Six Sigma), value engineering products, improved sourcing/purchasing and lean administration.

End-user demand for our Maintenance and Electrical products is relatively stable and recurring. Demand for products in our markets is strong and supported by the necessity of the products to users, creating a steady and predictable market. In the core janitorial/sanitary and foodservice segments, sanitary and health standards create a steady flow of ongoing demand. The consumable or short-life nature of most of the products used for cleaning applications (primarily floor pads, hand pads, and mops, brooms and brushes) means that they are replaced frequently, creating further demand stability. However, we continue to see a trend of “just in time” inventory being maintained by our customers. This has resulted in smaller, more frequent orders coming from our distribution base. The unstable resin market has created a need to increase prices to commercial customers, and to date, they have been accepted. But, commercial customers now believe resin prices are coming down and future increases may be difficult to implement. In addition, many of our Electrical products can be characterized as “value” items that are frequently lost or discarded, with subsequent replacement ensuring continuing and stable demand. This is particularly the case with electrical cords, which consistently experience strong sales ahead of the holiday season.

Certain of the markets in which we compete are expected to experience steady growth over the next several years. Our core commercial cleaning product markets are expected to grow at rates approximating gross domestic product (“GDP”), driven by increasing sanitary standards as a result of heightened health concerns. The consumer plastics market as a whole is relatively mature, with its growth characteristics linked to household expenditures. Demand is driven by the increasing acquisition of material possessions by North American households and the desire of consumers to store those possessions in an attractive and orderly manner. Demand for consumer plastic storage products is closely linked to “value” items and the ability to pass resin increases has been a significant challenge. End-users are sensitive to the price/value relationship more than brand-name and are seeking alternative solutions when the price/value relationship does not meet their expectations.

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

Key elements in achieving profitability in the Electrical Products Group are in many ways similar to those mentioned for our Maintenance Products Group. The achievement and maintenance of a low cost structure is critical given the significant level of foreign competition, primarily from Asia and Latin America. For this reason, Woods US and Woods Canada, respectively, executed a fully outsourced strategy for their consumer electrical products. Customer service, specifically the ability to fill orders at a rate designated by our customers, is very important to customer retention, given seasonal sales pressures in the consumer electrical area. Woods US and Woods Canada are both subject to seasonal sales trends in connection with the holiday shopping season, with stronger sales and profits realized in the third and fourth quarters. Retention of customers is critical in the Electrical Products Group, given the size of national accounts.

See “Outlook for 2007” in this section for discussion of recent developments related to the Maintenance Products Group and the Electrical Products Group.

	Years Ended December 31,
	2006		2005		2004
	(Amounts in Millions, except per share data and percentages)
	$	% to Sales	$	% to Sales	$	% to Sales

Net sales	$396.2	100.0	$423.4	100.0	$416.7	100.0
Cost of goods sold	344.7	87.0	372.7	88.0	361.7	86.8

Gross profit	51.5	13.0	50.7	12.0	55.0	13.2
Selling, general and administrative expenses	46.9	(11.8)	52.3	(12.4)	52.7	(12.6)
Impairments of long-lived assets	–	–	2.1	(0.5)	30.0	(7.2)
Severance, restructuring and related charges	(0.1)	0.0	1.1	(0.3)	3.5	(0.9)
Loss (gain) on sale of assets	0.5	(0.1)	(0.3)	0.1	(0.3)	0.1

Operating income (loss)	4.2	1.1	(4.5)	(1.1)	(30.9)	(7.4)

Equity in income of equity method investment	–		0.6		–
Interest expense	(7.1)		(5.6)		(3.8)
Other, net	0.3		0.2		(1.0)

Loss from continuing operations before provision for income taxes	(2.6)		(9.3)		(35.7)
Provision for income taxes from continuing operations	(2.3)		(1.6)		(0.6)

Loss from continuing operations	(4.9)		(10.9)		(36.3)
(Loss) income from operations of discontinued businesses (net of tax)	(1.0)		(2.3)		1.0
Loss on sale of discontinued businesses (net of tax)	(5.3)		–		(0.8)

Loss before cumulative effect of a change in accounting principle	(11.2)		(13.2)		(36.1)
Cumulative effect of a change in accounting principle (net of tax)	(0.8)		–		–

Net loss	(12.0)		(13.2)		(36.1)
Payment-in-kind of dividends on convertible preferred stock	–		–		(14.8)

Net loss attributable to common stockholders	$(12.0)		$(13.2)		$(50.9)

Loss per share of common stock – Basic and diluted
Loss from continuing operations	$(0.61)		$(1.37)		$(4.60)
Payment-in-kind of dividends on convertible preferred stock	–		–		(1.88)

Loss from continuing operations attributable to common stockholders	(0.61)		(1.37)		(6.48)
Discontinued operations (net of tax)	(0.80)		(0.29)		0.03
Cumulative effect of a change in accounting principle	(0.09)		–		–

Net loss attributable to common stockholders	$(1.50)		$(1.66)		$(6.45)

RESULTS OF OPERATIONS

2006 COMPARED TO 2005

Overview

Our consolidated net sales in 2006 decreased $27.2 million, or 6.4%, from 2005. Lower net sales resulted from a lower volume of 17.0% offset by higher pricing of 9.6% and favorable currency translation of 1.0%. Gross margins were 13.0% in the year ended December 31, 2006, an increase of 1.0 percentage point from the year ended December 31, 2005. Margins were positively impacted by improved operating performance at our Glit business offset by higher material costs, a portion of which could not be passed on through as price increases within our Electrical Group. Selling, general and administrative expenses (“SG&A”) as a percentage of sales were 11.8% in 2006 which is lower than 12.4% in 2005. In 2006, operating income was $4.2 million compared to an operating loss of ($4.5) million in 2005. The improvement was principally due to increased gross margins, lower selling, general and administrative expenses, along with the reduction of charges associated with impairment of long-lived assets and severance, restructuring and other charges of $3.3 million.

Overall, we reported a net loss attributable to common shareholders of ($12.0) million [($1.50) per share] for the year ended December 31, 2006, versus a net loss attributable to common shareholders of ($13.2) million [($1.66) per share] in the same period of 2005. In 2006, we reported a net loss from discontinued businesses of ($6.4) million [($0.81) per share] versus a net loss from discontinued businesses of ($2.3) million [($0.29) per share] in 2005. We also reported a cumulative effect of change in accounting principle of ($0.8) million [($0.09 per share)] related to the adoption of FAS 123R, Shared Based Payments, effective January 1, 2007.

Net Sales

Maintenance Products Group

Net sales from the Maintenance Products Group decreased from $216.1 million during the year ended December 31, 2005 to $208.4 million during the year ended December 31, 2006, a decrease of 3.5%. Overall, this decline was primarily due to lower volume of 8.3% offset by higher pricing of 4.6% and favorable currency translation of 0.2%. Sales volume for the Contico business unit in the U.S., which sells primarily to mass merchant customers, was significantly lower due to our decision to exit certain unprofitable business lines. We also experienced volume declines in our Glit business unit in the U.S. primarily due to activity with a major customer being adversely impacted from the overall slowdown in the building industry and the lower number of major hurricanes in 2006.

Higher pricing resulted from the implementation of selling price increases across the Maintenance Products Group, which took effect throughout the last half of 2005 and throughout 2006. The implementation of price increases was in response to the accelerating cost of our primary raw materials, packaging materials, utilities and freight.

Electrical Products Group

The Electrical Products Group’s sales decreased from $207.3 million for the year ended December 31, 2005 to $187.7 million for the year ended December 31, 2006, a decrease of 9.4%. Sales decreased as a result of a reduction in volume of 26.0% offset by higher pricing of 15.0%, and favorable currency translation of 1.6%.

Volume in 2006 at Woods US was adversely impacted by the absence of 2005 sales with one of its major customers which did not repeat in 2006. In addition, the current year was adversely impacted by the loss of certain product lines with certain customers along with a milder hurricane season in the United States. Sales at Woods Canada were favorably impacted by a stronger Canadian dollar versus the U.S. dollar in 2006 versus 2005.

Multiple selling price increases were implemented throughout 2006 to offset the rising cost of copper and PVC. We have continued to implement price increases; however, there can be no assurance that such increases will be accepted.

Operating Income

	2006		2005		Change
Operating income (loss)	$	% Margin	$	% Margin	$	% Margin

Maintenance Products Group	$6.3	3.0	$(6.3)	(2.9)	$12.6	5.9
Electrical Products Group	8.8	4.7	17.4	8.4	(8.6)	(3.7)
Unallocated corporate expense	(10.5)		(12.7)		2.2

	4.6	1.1	(1.6)	(0.4)	6.2	1.5
Impairments of long-lived assets	–		(2.1)		2.1
Severance, restructuring and related charges	0.1		(1.1)		1.2
(Loss) gain on sale of assets	(0.5)		0.3		(0.8)

Operating income (loss)	$4.2	1.1	$(4.5)	(1.1)	$8.7	2.2

Maintenance Products Group

The Maintenance Products Group’s operating income increased from an operating loss of ($6.3) million (-2.9% of net sales) during the year ended December 31, 2005 to operating income of $6.3 million (3.0% of net sales) for the year ended December 31, 2006. The improvement was primarily attributable to production efficiencies gained at our Glit business as well as higher pricing levels in 2006 as well as positive impact from the liquidation of last-in, first-out inventory. In 2005, lower volumes and higher raw material costs adversely impacted our business units which sell plastic products. SG&A expenses as a percentage of net sales in 2006 were slightly lower versus 2005 due to mostly cost containment measures.

Electrical Products Group

The Electrical Products Group’s operating income decreased from $17.4 million (8.4% of net sales) for the year ended December 31, 2005 to $8.8 million (4.7% of net sales) for the year ended December 31, 2006. Operating margins have been negatively impacted, primarily during the last half of 2006, from the accelerated change in material costs and the inability to recover these costs from the customer. In addition, the reduced volume levels from 2005 have impacted operating income. SG&A as a percentage of net sales in 2006 was comparable to 2005 levels.

Corporate

Corporate operating expenses decreased from $12.7 million in 2005 to $10.5 million in 2006 principally due to compensation cost associated with the acceleration of vesting of stock options in 2005 and favorable self-insured costs performance in 2006.

Impairments of Long-lived Assets

During 2006, we did not recognize any impairment in our businesses. During the fourth quarter of 2005, we recognized an impairment loss of $2.1 million related to the Glit business unit of our Maintenance Products Group (see discussion of impairment in Note 4 of the Consolidated Financial Statements in Part II, Item 8) including $1.6 million related to goodwill, $0.2 million related to a tradename intangible, $0.2 million related to a customer list intangible, and $0.1 million related to patents. Our Glit business unit sustained a lower than expected profitability level throughout the last half of 2005 which resulted from increased costs due to operational disruptions at our Wrens, Georgia facility. The operational disruptions were the result of both the integration of other manufacturing operations into the facility as well as a fire in the fourth quarter of 2004. Not only did the facility have increased costs, the disruptions triggered the loss or reduction of customer activity. As a result, an impairment analysis was completed on the business unit and its long-lived assets. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Intangible Assets, we (with the assistance of an independent third party valuation firm) performed an analysis of discounted future cash flows which indicated that the book value of the Glit unit was greater than the fair value of the business. In addition, as a result of the goodwill analysis, we also assessed whether there had been an impairment of the long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company concluded that the book value of tradename, customer list and patents associated with the Glit business units exceeded the fair value and impairment had occurred.

Severance, Restructuring and Related Charges

Operating results for the year ended December 31, 2006 include a reduction of the non-cancelable lease liability for our Hazelwood, Missouri facility. This reduction in the liability was offset by costs associated with the restructuring of the Glit business ($0.3 million) and costs associated with the relocation of corporate headquarters ($0.2 million). Operating results for the Company during the year ended December 31, 2005 were negatively impacted by severance, restructuring and related charges of $1.1 million. Charges in 2005 related to the restructuring of the Glit business ($0.7 million), costs associated with the relocation of corporate headquarters ($0.2 million) and costs associated with various restructuring activities ($0.2 million). Refer to further discussion on severance and restructuring charges on Page 29 and Note 18 to the Consolidated Financial Statements in Part II, Item 8.

Other

In 2005, the Company recognized $0.6 million in equity income from the Sahlman investment compared to no income or loss being recognized in 2006. Interest expense increased by $1.4 million in 2006 versus 2005 primarily as a result of higher average borrowings as well as higher interest rates.

The provision for income taxes for 2006 and 2005 reflects current expense for state and foreign income taxes. The increase in the provision for income taxes reflects the improved operating performance for certain foreign businesses. In both 2006 and 2005, tax benefits were not recorded in the U.S. (for federal and certain state income taxes) and for certain foreign subsidiaries on pre-tax losses as valuation allowances were recorded related to deferred tax assets created as a result of operating losses in the United States and in certain foreign jurisdictions.

Loss from operations of discontinued businesses includes activity from the U.K. consumer plastics business plus the Metal Truck Box business unit and our SESCO partnership interest, which were all sold in 2006. For the year ended December 31, 2006, we sold these business units for a loss of $5.3 million. In 2006, the Company incurred a loss from operations of discontinued businesses of $1.0 million compared to a loss from operations of discontinued businesses of $2.3 million for 2005.

Effective January 1, 2006, the Company adopted SFAS No. 123R, Share-Based Payments.  As a result, a cumulative effect of this adoption of $0.8 million was recognized associated with the fair value of all vested stock appreciation rights (“SARs”).

2005 COMPARED TO 2004

Overview

Our consolidated net sales in 2005 increased $6.7 million, or 1.6%, from 2004. Higher net sales resulted from higher pricing of 4.6%, favorable currency translation of 0.8% offset by lower volume of 3.8%. Gross margins were 12.0% in the year ended December 31, 2005, a decrease of 1.2 percentage points from the year ended December 31, 2004. Margins were negatively impacted by higher material costs, a portion of which could not be passed on through price increases, and higher operating costs in our Glit business. SG&A as a percentage of sales were 12.4% in 2005 which is slightly lower than 12.6% in 2004. The operating loss decreased by $26.4 million to $4.5 million, principally due to the reduction of charges associated with impairment of long-lived assets and severance, restructuring and other charges of $30.3 million. However, these reductions were offset by lower gross margins as discussed above.

Overall, we reported a net loss attributable to common shareholders of ($13.2) million [($1.66) per share] for the year ended December 31, 2005, versus a net loss attributable to common shareholders of ($50.9) million [($6.45) per share] in the same period of 2004. In 2005, we reported net loss from discontinued businesses of ($2.3) million [($0.29) per share] versus net income from discontinued businesses of $0.2 million [$0.03 per share] in 2004. During the year ended December 31, 2004, we recorded the impact of paid-in-kind dividends earned on our convertible preferred stock of ($14.8) million [($1.87) per share].

Net Sales

Maintenance Products Group

Net sales from the Maintenance Products Group decreased from $237.9 million during the year ended December 31, 2004 to $216.1 million during the year ended December 31, 2005, a decrease of 9.2%. Overall, this decline was primarily due to lower volume of 13.3% offset by higher pricing of 3.9% and favorable currency translation of 0.2%. Sales volume for the Contico business unit in the U.S., which sells primarily to mass merchant customers, was significantly lower due to our decision to exit certain unprofitable business lines. We also experienced volume declines in our Glit business unit in the U.S. due to certain operational disruptions including inefficiencies caused by the consolidation of two additional Glit facilities into the Wrens, Georgia facility as well as a fire in Wrens, Georgia early in the fourth quarter of 2004. These decreases in Glit sales were partially offset by stronger sales of roofing products to the construction industry.

Higher pricing resulted from the implementation of selling price increases across the Maintenance Products Group, which took effect throughout 2005. The implementation of price increases was in response to the accelerating cost of our primary raw materials, packaging materials, utilities and freight starting in 2004 and continuing in 2005.

Electrical Products Group

The Electrical Products Group’s sales improved from $178.8 million for the year ended December 31, 2004 to $207.3 million for the year ended December 31, 2005, an increase of 16.0%. Sales improved as a result of an increase in volume of 8.9%, higher pricing of 5.4%, and favorable currency translation of 1.7%.

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

Operating Income

	2005		2004		Change
Operating income (loss)	$	% Margin	$	% Margin	$	% Margin

Maintenance Products Group	$(6.3)	(2.9)	$(4.1)	(1.7)	$(2.2)	(1.2)
Electrical Products Group	17.4	8.4	16.8	9.4	0.6	(1.0)
Unallocated corporate expense	(12.7)		(10.4)		(2.3)

	(1.6)	(0.4)	2.3	0.6	(3.9)	(1.0)
Impairments of long-lived assets	(2.1)		(30.0)		27.9
Severance, restructuring and related charges	(1.1)		(3.5)		2.4
Gain on sale of assets	0.3		0.3		–

Operating loss	$(4.5)	(1.1)	$(30.9)	(7.4)	$26.4	6.4

Maintenance Products Group

The Maintenance Products Group’s operating loss increased from ($4.1) million (-1.7% of net sales) during the year ended December 31, 2004 to an operating loss of ($6.3) million (-2.9% of net sales) for the year ended December 31, 2005. The change was primarily attributable to lower volumes in the Contico and Glit units. In addition, higher raw material costs in 2005 versus 2004 were substantially recovered through higher selling prices. We continued to experience declines in the profitability of our Glit business resulting from increased costs which were principally due to certain operational disruptions at our Wrens Georgia facility. SG&A expenses were lower in 2005 versus 2004, but as a percentage of net sales, SG&A expenses have remained essentially unchanged.

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

Corporate

Corporate operating expenses increased from $10.4 million in 2004 to $12.7 million in 2005 primarily due to non-cash stock compensation expense related to the former chief executive officer of $2.0 million and higher insurance costs of $0.5 million offset by a credit recognized on SARs of $0.8 million attributable to the lower stock price.

Impairments of Long-lived Assets

During the fourth quarter of 2005, we recognized an impairment loss of $2.1 million related to the Glit business unit of our Maintenance Products Group (see discussion of impairment in Note 4 of the Consolidated Financial Statements in Part II, Item 8) including $1.6 million related to goodwill, $0.2 million related to a tradename intangible, $0.2 million related to a customer list intangible, and $0.1 million related to patents. During the fourth quarter of 2004, we recognized an impairment loss of $29.9 million related to the US Plastics business units of our Maintenance Products Group (see discussion of impairment in Note 4 to the Consolidated Financial Statements in Part II, Item 8) including $8.0 million related to goodwill, $8.4 million related to machinery and equipment, $10.9 million related to a customer list intangible, and $2.6 million related to a trademark. In the fourth quarter of 2004, the profitability of the Contico business unit declined sharply as we were unable to pass along sufficient selling price increases to combat the accelerating cost of resin (a key raw material used in all of the US Plastics units). We believe that our future earnings and cash flow could be negatively impacted to the extent further increases in resin and other raw material costs cannot be offset or recovered through higher selling prices. The Company concluded that the book value of equipment, a customer list intangible and trademark associated with the US Plastics business unit significantly exceeded the fair value and impairment had occurred. Also in 2004, we recorded impairment charges of $0.1 million related to certain assets at the Woods US business unit of our Electrical Products Group.

Severance, Restructuring and Related Charges

Operating results for the Company during the years ended December 31, 2005 and 2004 were negatively impacted by severance, restructuring and related charges of $1.1 million and $3.5 million, respectively. Charges in 2005 related to the restructuring of the Glit business ($0.7 million), costs associated with the relocation of corporate headquarters ($0.2 million) and costs associated with various restructuring activities ($0.2 million). Refer to further discussion on severance and restructuring charges on Page 29 and Note 18 to the Consolidated Financial Statements in Part II, Item 8.

Charges in 2004 related to adjustments to previously established non-cancelable lease liabilities for abandoned facilities ($0.9 million); a non-cancelable lease accrual and severance as a result of the shutdown of manufacturing and severance at Woods Canada ($0.9 million); the restructuring of the Glit business ($0.8 million); costs for the movement of inventory and equipment in connection with the consolidation of St. Louis, Missouri manufacturing and distribution facilities ($0.3 million); the shutdown and relocation of a procurement office in Asia ($0.3 million); costs incurred for the consolidation of administrative functions for CCP ($0.2 million); and expenses for the closure of CCP Canada’s facility and the subsequent consolidation into the Woods Canada facility ($0.1 million).

Other

In 2005, the Company recognized $0.6 million in equity income from the Sahlman investment compared to no equity income being recognized in 2004.

Interest expense increased by $1.8 million in 2005 versus 2004, primarily as a result of higher average borrowing as well as higher interest rates and increased margins over LIBOR pursuant to the Bank of America Credit Agreement. Other, net for the year ended December 31, 2004 included the net write-off of amounts related to divested business ($0.9 million) and the write-off of fees and expenses ($0.5 million) associated with a financing which the Company chose not to pursue.

The provision for income taxes for 2005 and 2004 reflects current expense for state and foreign income taxes offset by changes in certain tax reserves and foreign deferred tax assets.

Loss from operations of discontinued businesses includes activity from the United Kingdom consumer plastics business plus the Metal Truck Box business unit and our SESCO partnership interest, which were all sold in 2006. For the year ended December 31, 2005, the Company incurred a loss from operations of discontinued businesses of $2.3 million compared to income from operations of discontinued businesses of $1.0 million for 2004. In 2004, the loss on sale of discontinued businesses includes impairment charges associated with the Metal Truck Box business of $0.8 million.

LIQUIDITY AND CAPITAL RESOURCES

We require funding for working capital needs and capital expenditures. We believe that our cash flow from operations and the use of available borrowings under the Bank of America Credit Agreement (as defined below) provide sufficient liquidity for our operations going forward. As of December 31, 2006, we had cash and cash equivalents of $7.4 million versus cash and cash equivalents of $8.4 million at December 31, 2005. Also as of December 31, 2006, we had outstanding borrowings of $56.9 million [57% of total capitalization], under the Bank of America Credit Agreement with unused borrowing availability on the Revolving Credit Facility of $13.7 million. As of December 31, 2005, we had outstanding borrowings of $57.7 million [51% of total capitalization] with unused borrowing availability of $13.9 million. We provided cash flow from operations of $1.8 million during the year ended December 31, 2006 versus the $6.6 million provided by operations during the year ended December 31, 2005. Cash flow from operations was lower in 2006 than 2005 as a result of the level of accounts payable reduction in late 2006.

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

Bank of America Credit Agreement

On April 20, 2004, we completed a refinancing of our outstanding indebtedness (the “Refinancing”) and entered into a new agreement with Bank of America Business Capital (formerly Fleet Capital Corporation) (the “Bank of America Credit Agreement”). Like the previous credit agreement with Fleet Capital Corporation, the Bank of America Credit Agreement was a $110.0 million facility with a $20.0 million term loan (“Term Loan”) and a $90.0 million revolving credit facility (“Revolving Credit Facility”) with essentially the same terms as the previous credit agreement. The Bank of America Credit Agreement is an asset-based lending agreement and involves a syndicate of four banks, all of which participated in the syndicate from the previous credit agreement. The Bank of America Credit Agreement, and the additional borrowing ability under the Revolving Credit Facility obtained by incurring new term debt, resulted in three important benefits related to our long-term strategy: (1) additional borrowing capacity to invest in capital expenditures and/or acquisitions key to our strategic direction, (2) increased working capital flexibility to build inventory when necessary to accommodate lower cost outsourced finished goods inventory and (3) the ability to borrow locally in Canada and in the UK and provide a natural hedge against currency fluctuations.

The $20.0 million Term Loan proceeds were applied as follow: $1.8 million to the rollover of existing term debt; $16.7 million to reduce the Revolving Credit Facility; and $1.5 million to cover costs associated with the Bank of America Credit Agreement.

The Revolving Credit Facility has an expiration date of April 20, 2009 and its borrowing base is determined by eligible inventory and accounts receivable. All extensions of credit under the Bank of America Credit Agreement are collateralized by a first priority security interest in and lien upon the capital stock of each material domestic subsidiary (65% of the capital stock of certain foreign subsidiaries), and all of our present and future assets and properties. The Term Loan, as amended, also has a final maturity date of April 20, 2009 with quarterly payments of $0.4 million beginning April 1, 2007. A final payment of $10.0 million is scheduled to be paid in April 2009. The term loan is collateralized by our property, plant and equipment.

Our borrowing base under the Bank of America Credit Agreement is reduced by the outstanding amount of standby and commercial letters of credit. Vendors, financial institutions and other parties with whom we conduct business may require letters of credit in the future that either (1) do not exist today or (2) would be at higher amounts than those that exist today. Currently, our largest letters of credit relate to our casualty insurance programs. At December 31, 2006, total outstanding letters of credit were $7.9 million.

Primarily due to declining profitability and the timing of certain restructuring payments, the Company amended the Bank of America Credit Agreement seven times from April 20, 2004, the date of the Refinancing, through December 31, 2006. The amendments adjusted certain financial covenants such that the fixed charge coverage ratio and consolidated leverage ratio were eliminated and the minimum availability (eligible collateral base less outstanding borrowings and letters of credit) was set such that our eligible collateral must exceed the sum of our outstanding borrowings and letters of credit under the Revolving Credit Facility by at least $5.0 million to $7.5 million, at various points during that time period. In addition, the Company was limited on maximum allowable capital expenditures for $12.0 million and $10.0 million for 2006 and 2005, respectively.

Until September 30, 2004, interest accrued on the Revolving Credit Facility borrowings at 175 basis points over applicable LIBOR rate and at 200 basis points over LIBOR for borrowings under the Term Loan. In accordance with the Bank of America Credit Agreement, our margins (i.e. the interest rate spread above LIBOR) increased by 25 basis points in the fourth quarter of 2004 based upon certain leverage measurements. Margins increased an additional 25 basis points in the first quarter of 2005. Effective since April 2005, interest rate margins have been set at the largest margins set forth in the Bank of Credit Agreement, 275 basis points over applicable LIBOR rate and at 300 basis points over LIBOR for borrowings under the Term Loan. In accordance with the Bank of America Credit Agreement, margins on the term borrowings will drop 25 basis points if the balance of the Term Loan is reduced below $10.0 million. Interest accrues at higher margins on prime rates for swing loans, the amounts of which were nominal at December 31, 2006 and 2005.

As a result of the Seventh Amendment, the Company’s debt covenants, as of December 31, 2006 and thereafter, under the Bank of America Credit Agreement were to be as follows:

Fixed Charge Coverage Ratio – The Company is required to maintain a Fixed Charge Coverage Ratio (as defined in the Bank of America Credit Agreement) of 1.1:1, beginning December 31, 2006.

Capital Expenditures – For the year ended December 31, 2007, the Company is not to exceed $15.0 million in capital expenditures.

Leverage Ratio – As noted above, interest rate margins are currently set at the largest margins set forth in the Bank of America Credit Agreement. Following the first quarter of 2007, the Leverage Ratio will be utilized to determine the interest rate margin over the applicable LIBOR rate. No maximum Consolidated Leverage Ratio requirement is present.

We were in compliance with the above financial covenants in the Bank of America Credit Agreement, as amended above, at December 31, 2006.

While the Company was in compliance with the covenants of the Bank of America Credit Agreement as of December 31, 2006, it obtained, on March 8, 2007, the Eighth Amendment. The Eighth Amendment eliminates the Fixed Charge Coverage Ratio for the remaining life of the debt agreement and requires the Company to maintain a minimum level of availability such that its eligible collateral must exceed the sum of its outstanding borrowings and letters of credit by at least $5.0 million from the effective date of the Eighth Amendment through September 29, 2007 and by $7.5 million through December 31, 2007. Thereafter, the Company is required to maintain a minimum level of availability of $5.0 million for the first three quarters of the year and $7.5 million for the fourth quarter. In addition, we reduced our Revolving Credit Facility from $90.0 million to $80.0 million.

If we are unable to comply with the terms of the amended covenants, we could seek to obtain further amendments and pursue increased liquidity through additional debt financing and/or the sale of assets (see discussion above). However, the Company believes that we will be able to comply with all covenants, as amended, throughout 2007.

We incurred additional debt issuance costs in 2004 associated with the Bank of America Credit Agreement. Additionally, at the time of the inception of the Bank of America Credit Agreement, we had approximately $4.0 million of unamortized debt issuance costs associated with the previous credit agreement. The remainder of the previously capitalized costs, along with the capitalized costs from the Bank of America Credit Agreement, will be amortized over the life of the Bank of America Credit Agreement through April 2009. Also, during the first quarter of 2004, we incurred fees and expenses of $0.5 million associated with a financing which we chose not to pursue. The Company had the amortization of debt issuance costs of $1.2 million, $1.1 million and $1.1 million in 2006, 2005 and 2004, respectively. In addition, the Company incurred $0.3 million and $0.2 million associated with amending the Bank of America Credit Agreement, as discussed above, in 2006 and 2005, respectively.

The revolving credit facility under the Bank of America Credit Agreement requires lockbox agreements which provide for all receipts to be swept daily to reduce borrowings outstanding. These agreements, combined with the existence of a material adverse effect (“MAE”) clause in the Bank of America Credit Agreement, caused the revolving credit facility to be classified as a current liability, per guidance in the Emerging Issues Task Force Issue No. 95-22, Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement. We do not expect to repay, or be required to repay, within one year, the balance of the revolving credit facility classified as a current liability. The MAE clause, which is a fairly typical requirement in commercial credit agreements, allows the lenders to require the loan to become due if they determine there has been a material adverse effect on our operations, business, properties, assets, liabilities, condition, or prospects. The classification of the revolving credit facility as a current liability is a result only of the combination of the lockbox agreements and MAE clause. The Bank of America Credit Agreement does not expire or have a maturity date within one year, but rather has a final expiration date of April 20, 2009. The lender had not notified us of any indication of a MAE at December 31, 2006, and we were not in default of any provision of the Bank of America Credit Agreement at December 31, 2006.

Contractual Obligations

We have contractual obligations associated with our debt, operating lease agreements, severance and restructuring, and other obligations. Our obligations as of December 31, 2006, are summarized below (amounts in thousands):

		Due in less	Due in	Due in	Due after
Contractual Cash Obligations	Total	than 1 Year	1-3 Years	3-5 Years	5 Years

Revolving credit facility [a]	$43,879	$43,879	$–	$–	$–
Term loans	12,992	1,125	11,867	–	–
Interest on debt [b]	10,128	4,500	5,628	–	–
Operating leases [c]	22,090	7,663	10,571	3,242	614
Severance and restructuring [c]	653	247	280	126	–
SESCO payable to Montenay [d]	400	400	–	–	–
Postretirement benefits [e]	6,203	901	1,505	1,257	2,540

Total Contractual Obligations	$96,345	$58,715	$29,851	$4,625	$3,154

		Due in less	Due in	Due in	Due after
Other Commercial Commitments	Total	than 1 Year	1-3 Years	3-5 Years	5 Years

Commercial letters of credit	$762	$762	$–	$–	$–
Stand-by letters of credit	7,121	7,121	–	–	–

Total Commercial Commitments	$7,883	$7,883	$–	$–	$–

[a] As discussed in the Liquidity and Capital Resources section above and in Note 8 to the Consolidated Financial Statements in Part II, Item 8, the entire revolving credit facility under the Bank of America Revolving Credit Agreement is classified as a current liability on the Consolidated Balance Sheets as a result of the combination in the Bank of America Credit Agreement of (i) lockbox agreements on Katy’s depository bank accounts, and (ii) a subjective Material Adverse Effect (“MAE”) clause. The Revolving Credit Facility expires in April of 2009.

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

[c] Future non-cancelable lease rentals are included in the line entitled “Operating leases,” which also includes obligations associated with restructuring activities. The Consolidated Balance Sheets at December 31, 2006 and 2005, includes $1.0 million and $3.0 million, respectively, in discounted liabilities associated with non-cancelable operating lease rentals, net of estimated sub-lease revenues, related to facilities that have been abandoned as a result of restructuring and consolidation activities.

[d] Amount owed to Montenay as a result of the SESCO partnership, discussed in Note 7 to the Consolidated Financial Statements in Part II, Item 8. This obligation is classified in the Consolidated Balance Sheets as an Accrued Expense in Current Liabilities.

[e] Benefits consisting of post-retirement medical obligations to retirees of former subsidiaries of Katy, as well as deferred compensation plan liabilities to former officers of the Company, discussed in Note 10 to the Consolidated Financial Statements in Part II, Item 8.

Off-balance Sheet Arrangements

See Note 7 to the Consolidated Financial Statements in Part II, Item 8 for a discussion of SESCO.

Cash Flow

Liquidity was positively impacted during 2006 as a result of positive operating cash flow along with proceeds from the sale of discontinued businesses which offset funds used for capital expenditures and reduction of debt levels. We provided $1.8 million of operating cash compared to operating cash provided during 2005 of $6.6 million. During 2006, the Company reduced debt obligations by $1.0 million primarily due to the operating cash performance noted above as well as the proceeds from the sale of discontinued businesses offsetting our capital expenditures.

Operating Activities

Cash flow from operating activities before changes in operating assets and discontinued operations was $6.0 million in 2006 versus $2.6 million in 2005. While we reported a net loss in both periods, these amounts included many non-cash items such as depreciation and amortization, impairments of long-lived assets, the write-off and amortization of debt issuance costs, non-cash stock compensation expense associated with the former CEO, the gain or loss on the sale of assets and the equity income from our equity method investment. We used $5.2 million of cash related to operating assets and liabilities in 2006 compared to $4.3 million in cash being provided in 2005. Our operating cash flow was impacted in 2006 by reduction of accounts payable offset slightly by reduced accounts receivable and inventory levels of $4.8 million. By the end of 2006, we were turning our inventory at 6.1 times per year versus 6.4 times per year in 2005. Cash of $2.4 million and $2.3 million was used in 2006 and 2005, respectively, to satisfy severance, restructuring and related obligations.

Investing Activities

Capital expenditures totaled $4.7 million in 2006 as compared to $9.4 million in 2005 as spending for restructuring activities and new property and equipment continued to slow down as compared to the past few years. In 2006, we sold the United Kingdom consumer plastics business, the Metal Truck Box business unit and our SESCO partnership interest for $5.5 million excluding a $1.2 million note receivable obtained as part of the Metal Truck Box transaction. In addition, the Company sold additional assets in 2006 and 2005 for net proceeds of $0.3 million and $1.0 million, respectively. In 2005, we acquired substantially all of the assets and assumed certain liabilities of Washington International Non-Wovens, LLC. Anticipated capital expenditures are expected to be comparable in 2007 to prior year levels, mainly due to available capacity and amended bank covenants. On March 31, 2004, Woods Canada sold its manufacturing facility for net proceeds of $3.2 million and immediately entered into a sale/leaseback arrangement to allow that business unit to occupy this property as a distribution facility. On June 28, 2004, CCP sold its vacant metals facility in Santa Fe Springs, California for net proceeds of $1.9 million.

Financing Activities

Cash flows from financing activities in 2006 reflect the reduction of our debt obligations as cash provided by operations exceeded the requirements from investing activities. In 2005, cash flows from financing activities reflect the reduction of debt obligations. Overall, debt increased $1.0 million and $1.4 million in 2006 and 2005, respectively. Direct debt costs, primarily associated with the debt modifications and refinance transactions, totaled $0.3 million and $0.2 million in 2006 and 2005, respectively. During 2006 and 2005, the Company acquired 40,800 and 3,200 shares of common stock on the open market under the cost method for approximately $0.1 million and $7.5 thousand, respectively. During 2004, 12,000 shares of common stock were repurchased on the open market for approximately $0.1 million.

TRANSACTIONS WITH RELATED AND CERTAIN OTHER PARTIES

In connection with the Contico International, L.L.C. (now “CCP”) acquisition on January 8, 1999, we entered into building lease agreements with Newcastle Industries, Inc. (“Newcastle”). Lester Miller, the former owner of CCP, and a Katy director from 1999 to 2000, is the majority owner of Newcastle. Currently, the Hazelwood, Missouri facility is the only property leased directly from Newcastle. We believe that rental expense for these properties approximates market rates. Related party rental expense was approximately $0.5 million for each of the years ended December 31, 2006, 2005 and 2004.

Kohlberg & Co., L.L.C., an affiliate of Kohlberg Investors IV, L.P., whose affiliate holds all 1,131,551 shares of our Convertible Preferred Stock, provides ongoing management oversight and advisory services to Katy. We paid $0.5 million annually for such services in 2006, 2005 and 2004. We expect to pay $0.5 million annually in future years.

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

A summary of charges by major initiative is as follows:

	2006	2005	2004
	(Amounts in Thousands)

Consolidation of St. Louis manufacturing/distribution facilities	$(499)	$39	$1,460
Consolidation of Glit facilities	299	724	791
Corporate office relocation	217	172	–
Shutdown of Woods U.S. manufacturing	(115)	–	38
Shutdown of Woods Canada manufacturing	(14)	134	841
Consolidation of administrative functions for CCP	–	21	215
Other	–	–	160

Total severance, restructuring and related costs	$(112)	$1,090	$3,505

The impact of actions in connection with the above initiatives on the Company’s reportable segments (before tax) is as follows:

	Total Expected	Total Provision
	Cost	to Date

Maintenance Products Group	$21,993	$20,993
Electrical Products Group	12,776	12,776
Corporate	12,323	12,073

	$47,092	$45,842

A rollforward of all restructuring and related reserves since December 31, 2004 is as follows:

		One-time	Contract
		Termination	Termination
	Total	Benefits [a]	Costs [b]	Other [c]

Restructuring and related liabilities at December 31, 2004	$4,454	$807	$3,647	$–
Additions	1,170	506	516	148
Reductions	(80)	(19)	(61)	–
Payments	(2,252)	(861)	(1,243)	(148)
Currency translation and other	127	(1)	128	–

Restructuring and related liabilities at December 31, 2005	$3,419	$432	$2,987	$–
Additions	516	326	–	190
Reductions	(628)	(19)	(609)	–
Payments	(2,354)	(739)	(1,425)	(190)
Currency translation	8	–	8	–

Restructuring and related liabilities at December 31, 2006 [d]	$961	$–	$961	$–

[a] Includes severance, benefits, and other employee-related costs associated with the employee terminations.

[b] Includes charges related to non-cancelable lease liabilities for abandoned facilities, net of estimated sub-lease revenue. Total maximum potential amount of lease loss, excluding any sublease rentals, is $1.8 million as of December 31, 2006. We have included $0.8 million as an offset for sublease rentals.

[c] Includes charges associated with moving inventory, machinery and equipment, consolidation of administrative and operational functions, and consultants working on sourcing and other manufacturing and production efficiency initiatives.

[d] Katy expects to substantially complete its restructuring program in 2006. The remaining severance, restructuring and related costs for these initiatives are expected to be approximately $0.3 million.

Since 2001, the Company has been focused on a number of restructuring and cost reduction initiatives, resulting in severance, restructuring and related charges. With these changes, we anticipated cost savings from reduced headcount, higher utilized facilities and divested non-core operations. However, anticipated cost savings have been impacted from such factors as material price increases, competitive markets and inefficiencies incurred from consolidation of facilities. See Note 18 to the Consolidated Financial Statements in Part II, Item 8 for further discussion of severance, restructuring and related charges.

OUTLOOK FOR 2007

We experienced lower sales performance during 2006 from the Woods US retail electrical corded products business as well as lower volumes in our Contico and Glit business units. Price increases were passed along to our Woods US customers during 2006 as a result of the rise in copper prices in the last two years, however, pricing pressure is anticipated given current copper pricing in early 2007. We anticipate a further reduction in net sales from Woods US due to customers moving more of their purchases directly to Asian manufacturers. Given the relative stability of resin and other materials pricing for the short-term period, we anticipate pricing levels to be stable in 2007 for products within the Maintenance Products Group with sales growth being driven by volume improvement over 2006. However, in the Contico business, we face the continuing challenge of passing through price increases to offset these higher costs, and sales volumes have been and are likely to continue to be negatively impacted as a result of raising prices and our decision to exit certain unprofitable products.

We believe that the quality, shipping and production issues present at our Glit facilities in 2005 have been resolved in 2006 as the Glit business unit has improved its quality level and executed cost control in its current operations and in the consolidation of the Pineville, North Carolina operation into the Wrens, Georgia facility. We currently believe the consolidation of the Washington, Georgia facility into Wrens, Georgia will occur in 2007 and will result in improved profitability of our Glit business.

Cost of goods sold is subject to variability in the prices for certain raw materials, most significantly thermoplastic resins used in the manufacture of plastic products for the Continental and Contico businesses. Prices of plastic resins, such as polyethylene and polypropylene increased steadily from the latter half of 2002 through 2005 with prices in 2006 being relatively stable. Management has observed that the prices of plastic resins are driven to an extent by prices for crude oil and natural gas, in addition to other factors specific to the supply and demand of the resins themselves. We are equally exposed to price changes for copper at our Woods US and Woods Canada business units. Prices for copper increased in late 2003 and continued through 2006. Copper prices remain and expect to be volatile over the next few years. Prices for corrugated packaging material and other raw materials have also accelerated over the past few years. We have not employed an active hedging program related to our commodity price risk, but are employing other strategies for managing this risk, including contracting for a certain percentage of resin needs through supply agreements and opportunistic spot purchases. We have experienced cost increases in the prices of primary raw materials used in our products and inflation on other costs such as packaging materials, utilities and freight. In a climate of rising raw material costs (and especially in 2005), we experience difficulty in raising prices to shift these higher costs to our consumer customers for our plastic products. Our future earnings may be negatively impacted to the extent further increases in costs for raw materials cannot be recovered or offset through higher selling prices. We cannot predict the direction our raw material prices will take during 2007 and beyond.

Over the past few years, our management has been focused on a number of restructuring and cost reduction initiatives, including the consolidation of facilities, divestiture of non-core operations, selling general and administrative (“SG&A”) cost rationalization and organizational changes. In the future, we expect to benefit from various profit enhancing strategies such as process improvements (including Lean Manufacturing and Six Sigma), value engineering products, improved sourcing/purchasing and lean administration.

SG&A expenses were comparable as a percentage of sales in 2006 versus 2005 and should remain stable as a percentage of sales in 2007. We will continue to evaluate the possibility of further consolidation of administrative processes.

Interest rates rose in 2006 and we expect rates to stabilize in 2007. Ultimately, we cannot predict the future levels of interest rates. With the execution of the Seventh Amendment under the Bank of America Credit Agreement, the Company has the interest rate margins on all of our outstanding borrowings and letters of credit set at the largest margins set forth in the Bank of America Credit Agreement. Interest rate margins, subsequent to the delivery of our financial statements for 2006 to our lenders, will be adjusted based on the Company’s ratio of debt to earnings.

Given our history of operating losses, along with guidance provided by the accounting literature covering accounting for income taxes, we are unable to conclude it is more likely than not that we will be able to generate future taxable income sufficient to realize the benefits of domestic deferred tax assets carried on our books. Therefore, except for our profitable foreign subsidiaries, a full valuation allowance on the net deferred tax asset position was recorded at December 31, 2006 and 2005, and we do not expect to record the benefit of any deferred tax assets that may be generated in 2007. We will continue to record current expense associated with foreign and state income taxes.

In 2006, our financial performance benefited from favorable currency translation as the Canadian dollar and British pound strengthened throughout the year against the U.S. dollar. While we cannot predict the ultimate direction of exchange rates, we do not expect to see the same favorable impact on our financial performance in 2007.

We expect our working capital levels to remain constant as a percentage of sales. However, inventory carrying values may be impacted by higher material costs. Cash flow will be used in 2007 for capital expenditures and payments due under our term loan as well as the settlement of previously established restructuring accruals. The majority of these accruals relate to non-cancelable lease obligations for abandoned facilities. These accruals do not create incremental cash obligations in that we are obligated to make the associated payments whether we occupy the facilities or not. The amount we will ultimately pay out under these accruals is dependent on our ability to successfully sublet all or a portion of the abandoned facilities.

While the Company was in compliance with the covenants of the Bank of America Credit Agreement as of December 31, 2006, it obtained, on March 8, 2007, the Eighth Amendment. The Eighth Amendment eliminates the Fixed Charge Coverage Ratio for the remaining life of the debt agreement and requires the Company to maintain a minimum level of availability such that its eligible collateral must exceed the sum of its outstanding borrowings and letters of credit by at least $5.0 million from the effective date of the Eighth Amendment through September 29, 2007 and by $7.5 million through December 31, 2007. Thereafter, the Company is required to maintain a minimum level of availability of $5.0 million for the first three quarters of the year and $7.5 million for the fourth quarter. In addition, we reduced our Revolving Credit Facility from $90.0 million to $80.0 million.

If we are unable to comply with the terms of the amended covenants, we could seek to obtain further amendments and pursue increased liquidity through additional debt financing and/or the sale of assets. We believe that given our strong working capital base, additional liquidity could be obtained through additional debt financing, if necessary. However, there is no guarantee that such financing could be obtained. The Company believes that we will be able to comply with all covenants, as amended, throughout 2007. In addition, we are continually evaluating alternatives relating to the sale of excess assets and divestitures of certain of our business units. Asset sales and business divestitures present opportunities to provide additional liquidity by de-leveraging our financial position.

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

Stock-based Compensation – Effective January 1, 2006, the Company has adopted SFAS No. 123R, Share-Based Payment (“SFAS No. 123R”), using the modified prospective method. Under this method, compensation cost recognized during 2006 includes: a) compensation cost for all stock options granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with SFAS No. 123R amortized over the options’ vesting period; b) compensation cost for stock appreciation rights granted prior to, but vested as of January 1, 2006, based on the January 1, 2006 fair value estimated in accordance with SFAS No. 123R; and c) compensation cost for SARs granted prior to and vested as of December 31, 2006 based on the December 31, 2006 fair value estimated in accordance with SFAS No. 123R. Going forward into 2007 and thereafter, the Company will incur compensation expense associated with the fair value of stock options and SARs.

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

Inventories – We value our inventory at the lower of the actual cost to purchase and/or manufacture the inventory or the current net realizable value of the inventory. We regularly review inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on our estimated forecast of product demand and production requirements for the next twelve months. Our accounting policies state that operating divisions are to identify, at a minimum, those inventory items that are in excess of either one year’s historical or one year’s forecasted usage, and to use business judgment in determining which is the more appropriate metric. Those inventory items must then be evaluated on a lower of cost or market basis for realization. A significant increase in the demand for our products could result in a short-term increase in the cost of inventory purchases while a significant decrease in demand could result in an increase in the amount of excess inventory quantities on hand. Additionally, our estimates of future product demand may prove to be inaccurate, in which case we may have understated or overstated the provision required for excess and obsolete inventory. In the future, if our inventory is determined to be overvalued, we would be required to recognize such costs in our cost of goods sold at the time of such determination.

Therefore, although we make every effort to ensure the accuracy of our forecasts of future product demand, any significant unanticipated changes in demand or product developments could have a significant impact on the value of our inventory and our reported operating results. Our reserves for excess and obsolete inventory were $3.8 million and $4.5 million, respectively, as of December 31, 2006 and 2005.

Goodwill and Impairments of Long-Lived Assets – In connection with certain acquisitions, we recorded goodwill representing the cost of the acquisition in excess of the fair value of the net assets acquired. In accordance with SFAS No. 142, Goodwill and Intangible Assets, the fair value of each reporting unit that carries goodwill is determined annually, and the fair value is compared to the carrying value of the reporting unit. If the fair value exceeds the carrying value, then no adjustment is necessary. If the carrying value of the reporting unit exceeds the fair value, appraisals are performed of long-lived assets and other adjustments are made to arrive at a revised fair value balance sheet. This revised fair value balance sheet (without goodwill) is compared to the fair value of the business previously determined, and a revised goodwill amount is reached. If the indicated goodwill amount meets or exceeds the current carrying value of goodwill, then no adjustment is required. However, if the result indicates a reduced level of goodwill, an impairment is recorded to state the goodwill at the revised level. Any future impairments of goodwill determined in accordance with SFAS No. 142 would be recorded as a component of income from continuing operations.

We review our long-lived assets for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, whenever triggering events indicate that an impairment may have occurred. We monitor our operations to look for triggering events that may cause us to perform an impairment analysis. These events include, among others, loss of product lines, poor operating performance and abandonment of facilities. We determine the lowest level at which cash flows are separately identifiable to perform the future cash flows tests, and apply the results to the assets related to those separately identifiable cash flows. In some cases, this may be at the individual asset level, but in other cases, it is more appropriate to perform this testing at a business unit level (especially when poor operating performance was the triggering event). For assets that are to be held and used, we compare undiscounted future cash flows associated with the asset (or asset group) and determine if the carrying value of the asset (asset group) will be recovered by those cash flows over the remaining useful life of the asset (or of the primary asset of an asset group). If the future undiscounted cash flows indicate that the carrying value of the asset (asset group) will not be recovered, then the asset is marked to fair value. For assets that are to be disposed of by sale or by a means other than by sale, the identified asset (or disposal group if a group of assets or entire business unit) is marked to fair value less costs to sell. In the case of the planned sale of a business unit, SFAS No. 144 indicates that disposal groups should be reported as discontinued operations on the consolidated financial statements if cash flows of the disposal group are separately identifiable. SFAS No. 144 has had an impact on the application of accounting for discontinued operations, making it in general much easier to classify a business unit (disposal group) held for sale as a discontinued operation. The rules covering discontinued operations prior to SFAS No. 144 generally required that an entire segment of a business be planned for disposal in order to classify it as a discontinued operation. We recorded impairments of long-lived assets during 2005 and 2004 in accordance with SFAS No. 144, which are discussed in Notes 3 and 4 to the Consolidated Financial Statements in Part II, Item 8.

Deferred Income Taxes – We recognize deferred income tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. Deferred income tax assets also include federal, state and foreign net operating loss carry forwards, primarily due to the significant operating losses incurred during recent years, as well as various tax credits. We regularly review our deferred income tax assets for recoverability taking into consideration historical net income (losses), projected future income (losses) and the expected timing of the reversals of existing temporary differences. We establish a valuation allowance when it is more likely than not that these assets will not be recovered. As of December 31, 2006, we had a valuation allowance of $66.7 million. During the year ended December 31, 2006, we increased the valuation allowance by $2.2 million primarily to provide a full reserve against our net deferred tax asset position. Except for certain of our foreign subsidiaries, given the negative evidence provided by our history of operating losses, and considering guidance provided by SFAS No. 109, Accounting for Income Taxes, we were unable to conclude that it is more likely that not that our deferred tax assets would be recoverable through the generation of future taxable income. We will continue to evaluate our valuation allowance requirements based on future operating results and business acquisitions and dispositions, and we may adjust our deferred tax asset valuation allowance. Such changes in our deferred tax asset valuation allowance will be reflected in current operations through our income tax provision.

Workers’ Compensation and Product Liabilities – We make payments for workers’ compensation and product liability claims generally through the use of a third party claims administrator. We have purchased insurance coverage for large claims over our self-insured retention levels. Our workers’ compensation liabilities are developed using actuarial methods based upon historical data for payment patterns, cost trends, and other relevant factors. In order to consider a range of possible outcomes, we have based our estimates of liabilities in this area on several different sources of loss development factors, including those from the insurance industry, the manufacturing industry, and factors developed in-house. Our general approach is to identify a reasonable, logical conclusion, typically in the middle range of the possible outcomes. While we believe that our liabilities for workers’ compensation and product liability claims as of December 31, 2006 are adequate and that the judgment applied is appropriate, such estimated liabilities could differ materially from what will actually transpire in the future.

Environmental and Other Contingencies – We and certain of our current and former direct and indirect corporate predecessors, subsidiaries and divisions are involved in remedial activities at certain present and former locations and have been identified by the United States Environmental Protection Agency, state environmental agencies and private parties as potentially responsible parties (“PRPs”) at a number of hazardous waste disposal sites under the Comprehensive Environmental Response, Compensation and Liability Act (“Superfund”) or equivalent state laws and, as such, may be liable for the cost of cleanup and other remedial activities at these sites. Responsibility for cleanup and other remedial activities at a Superfund site is typically shared among PRPs based on an allocation formula. Under the federal Superfund statute, parties could be held jointly and severally liable, thus subjecting them to potential individual liability for the entire cost of cleanup at the site. Based on our estimate of allocation of liability among PRPs, the probability that other PRPs, many of whom are large, solvent, public companies, will fully pay the costs apportioned to them, currently available information concerning the scope of contamination, estimated remediation costs, estimated legal fees and other factors, we have recorded and accrued for environmental liabilities in amounts that we deem reasonable. The ultimate costs will depend on a number of factors and the amount currently accrued represents our best current estimate of the total costs to be incurred. We expect this amount to be substantially paid over the next one to four years. See Note 17 to the Consolidated Financial Statements in Part II, Item 8.

Severance, Restructuring and Related Charges  – Since the Recapitalization in mid-2001, we have initiated several cost reduction and facility consolidation initiatives including, (1) the closure or consolidation of manufacturing, distribution and office facilities, (2) the centralization of business units, and (3) the outsourcing of our Electrical Products manufacturing to Asia. These initiatives have resulted in significant severance, restructuring and related charges. Included in these charges are one-time termination benefits including severance, benefits and other employee-related costs associated with employee terminations; contract termination costs mostly related to non-cancelable lease liabilities for abandoned facilities, net of sublease revenue; and other costs associated with the consolidation of administrative and operational functions and consultants working on sourcing and other manufacturing and production efficiency initiatives. Our current restructuring programs were substantially completed in 2006. In accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, we recognize costs (including costs for one-time termination benefits) associated with exit or disposal activities as they are incurred. However, charges related to non-cancelable leases require estimates of sublease income and adjustments to these liabilities are possible in the future depending on the accuracy of the sublease assumptions made.

NEW ACCOUNTING PRONOUNCEMENTS

See Note 2 of the Notes to the Consolidated Financial Statements in Part II, Item 8 for a discussion of new accounting pronouncements and the potential impact to the Company’s consolidated results of operations and financial position.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to market risk associated with changes in interest rates relates primarily to our debt obligations. Accordingly, effective August 17, 2005, we entered into a two-year interest rate swap agreement on a notional amount of $25.0 million in the first year and $15.0 million in the second year. The fixed interest rate under the swap at December 31, 2006 and over the life of the agreement is 4.49%. Our interest obligations on outstanding debt at December 31, 2006 were indexed from short-term LIBOR. As a result of the current rising interest rate environment and the increase in the interest rate margins on our borrowings as a result of the amendments to the Bank of America Credit Agreement, our exposures to interest rate risks on the non-capped debt could be material to our financial position or results of operations. See Note 8 to the Consolidated Financial Statements in Part II, Item 8.

The following table presents as of December 31, 2006, our financial instruments, rates of interest and indications of fair value:

Expected Maturity Dates
(Amounts in Thousands)

ASSETS

	2007	2008	2009	2010	2011	Thereafter	Total	Fair Value

Temporary cash investments Fixed rate	$–	$–	$–	$–	$–	$–	$–	$–
Average interest rate	–	–	–	–	–	–	–	–
INDEBTEDNESS
Fixed rate debt	$–	$–	$–	$–	$–	$–	$–	$–
Average interest rate	–	–	–	–	–	–	–	–
Variable rate debt	$1,125	$1,500	$54,246	$–	$–	$–	$56,871	$56,871
Average interest rate	8.38%	8.38%	8.18%	–	–	–	–	–

Foreign Exchange Risk

We are exposed to fluctuations in the Euro, British pound, Canadian dollar and various Asian currencies such as the Chinese Renminbi. Some of our subsidiaries make significant U.S. dollar purchases from Asian suppliers, particularly in China, Taiwan and the Philippines. An adverse change in foreign currency exchange rates of Asian countries could result in an increase in the cost of purchases. We do not currently hedge foreign currency transaction or translation exposures. Our net investment in foreign subsidiaries translated into U.S. dollars at December 31, 2006 is $23.1 million. A 10% change in foreign currency exchange rates would amount to $2.3 million change in our net investment in foreign subsidiaries at December 31, 2006.

Commodity Price Risk

We have not employed an active hedging program related to our commodity price risk, but are employing other strategies for managing this risk, including contracting for a certain percentage of resin needs through supply agreements and opportunistic spot purchases. See Part I – Item 1 – Raw Materials and Part II – Item 7 – Outlook for 2007 for a further discussion of our raw materials.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Katy Industries, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Katy Industries, Inc. and its subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 10 to the consolidated financial statements, the Company changed the manner in which it accounts for pensions and post-retirement plans in fiscal 2006.

As discussed in Note 12 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation in fiscal 2006.

/s/  PricewaterhouseCoopers LLP

St. Louis, Missouri
March 16, 2007

KATY INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2006 and 2005
(Amounts in Thousands)

ASSETS

	2006	2005

CURRENT ASSETS:
Cash and cash equivalents	$7,392	$8,421
Trade accounts receivable, net of allowances of $2,213 and $2,445	55,014	63,612
Inventories, net	55,960	62,799
Other current assets	2,991	3,600
Asset held for sale	4,483	–

Total current assets	125,840	138,432

OTHER ASSETS:
Goodwill	665	665
Intangibles, net	6,435	6,946
Other	8,990	8,643

Total other assets	16,090	16,254

PROPERTY AND EQUIPMENT
Land and improvements	336	1,732
Buildings and improvements	9,669	14,011
Machinery and equipment	119,703	140,514

	129,708	156,257
Less – Accumulated depreciation	(87,964)	(98,260)

Property and equipment, net	41,744	57,997

Total assets	$183,674	$212,683

See Notes to Consolidated Financial Statements.

KATY INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2006 and 2005
(Amounts in Thousands, Except Share Data)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	2006	2005

CURRENT LIABILITIES:
Accounts payable	$33,684	$47,449
Accrued compensation	3,518	4,071
Accrued expenses	38,187	37,713
Current maturities, long-term debt	1,125	2,857
Revolving credit agreement	43,879	41,946

Total current liabilities	120,393	134,036

LONG-TERM DEBT, less current maturities	11,867	12,857
OTHER LIABILITIES	8,402	10,497

Total liabilities	140,662	157,390

COMMITMENTS AND CONTINGENCIES (Notes 18 and 21)	–	–

STOCKHOLDERS’ EQUITY
15% Convertible preferred stock, $100 par value, authorized 1,200,000 shares, issued and outstanding 1,131,551 shares, liquidation value $113,155	108,256	108,256
Common stock, $1 par value; authorized 35,000,000 shares; issued 9,822,304 shares	9,822	9,822
Additional paid-in capital	27,069	27,016
Accumulated other comprehensive income	2,242	3,158
Accumulated deficit	(82,403)	(70,415)
Treasury stock, at cost, 1,869,827 shares and 1,874,027 shares, respectively	(21,974)	(22,544)

Total stockholders’ equity	43,012	55,293

Total liabilities and stockholders’ equity	$183,674	$212,683

See Notes to Consolidated Financial Statements.

KATY INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
(Amounts in Thousands, Except Per Share Data)

	2006	2005	2004

Net sales	$396,166	$423,390	$416,681
Cost of goods sold	344,695	372,715	361,660

Gross profit	51,471	50,675	55,021
Selling, general and administrative expenses	46,939	52,315	52,668
Impairments of goodwill	–	1,574	7,976
Impairments of other long-lived assets	–	538	22,080
Severance, restructuring and related charges	(112)	1,090	3,505
Loss (gain) on sale of assets	467	(377)	(288)

Operating income (loss)	4,177	(4,465)	(30,920)
Equity in income of equity method investment	–	600	–
Interest expense	(7,037)	(5,570)	(3,782)
Other, net	302	207	(998)

Loss from continuing operations before provision for income taxes	(2,558)	(9,228)	(35,700)
Provision for income taxes from continuing operations	(2,326)	(1,608)	(642)

Loss from continuing operations	(4,884)	(10,836)	(36,342)
(Loss) income from operations of discontinued businesses (net of tax)	(1,043)	(2,321)	996
Loss on sale of discontinued businesses (net of tax)	(5,305)	–	(775)

Loss before cumulative effect of a change in accounting principle	(11,232)	(13,157)	(36,121)
Cumulative effect of a change in accounting principle (net of tax)	(756)	–	–

Net loss	(11,988)	(13,157)	(36,121)
Payment-in-kind of dividends on convertible preferred stock	–	–	(14,749)

Net loss attributable to common stockholders	$(11,988)	$(13,157)	$(50,870)

Loss per share of common stock – Basic and diluted
Loss from continuing operations attributable to common stockholders	$(0.61)	$(1.37)	$(6.48)
Discontinued operations (net of tax)	(0.80)	(0.29)	0.03
Cumulative effect of a change in accounting principle	(0.09)	–	–

Net loss attributable to common stockholders	$(1.50)	$(1.66)	$(6.45)

See Notes to Consolidated Financial Statements

KATY INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
(Amounts in Thousands, Except Share Data)

	Convertible		Common			Other
	Preferred Stock		Stock		Additional	Compre-			Compre-	Total
	Number of	Par	Number of	Par	Paid-in	hensive	Accumulated	Treasury	hensive	Stockholders’
	Shares	Value	Shares	Value	Capital	Income	Deficit	Stock	Loss	Equity

Balance, January 1, 2004	925,750	$93,507	9,822,204	$9,822	$40,441	$2,387	$(21,137)	$(22,728)		$102,292
Net loss	–	–	–	–	–	–	(36,121)	–	$(36,121)	(36,121)
Foreign currency translation adjustment	–	–	–	–	–	2,065	–	–	2,065	2,065
Pension minimum liability adjustment	–	–	–	–	–	112	–	–	112	112

Comprehensive loss									$(33,944)

Purchase of treasury stock	–	–	–	–	–	–	–	(75)		(75)
Issuance of convertible preferred stock related to PIK dividends accrued	205,801	–	–	–	–	–	–	–		–
Payment in kind dividends accrued	–	14,749	–	–	(14,749)	–	–	–		–
Stock option exercise	–	–	–	–	(571)	–	–	875		304
Other	–	–	–	–	(10)	–	–	18		8

Balance, December 31, 2004	1,131,551	$108,256	9,822,204	$9,822	$25,111	$4,564	$(57,258)	$(21,910)		$68,585
Net loss	–	–	–	–	–	–	(13,157)	–	$(13,157)	(13,157)
Foreign currency translation adjustment	–	–	–	–	–	(1,352)	–	–	(1,352)	(1,352)
Pension minimum liability adjustment	–	–	–	–	–	(109)	–	–	(109)	(109)
Interest rate swap	–	–	–	–	–	55	–	–	55	55

Comprehensive loss									$(14,563)

Purchase of treasury stock	–	–	–	–	–	–	–	(7)		(7)
Stock compensation	–	–	–	–	1,953	–	–	–		1,953
Other	–	–	–	–	(48)	–	–	(627)		(675)

Balance, December 31, 2005	1,131,551	$108,256	9,822,204	$9,822	$27,016	$3,158	$(70,415)	$(22,544)		$55,293
Net loss	–	–	–	–	–	–	(11,988)	–	$(11,988)	(11,988)
Foreign currency translation adjustment	–	–	–	–	–	686	–	–	686	686
Adoption of SFAS 158	–	–	–	–	–	(1,624)	–	–	(1,624)	(1,624)
Interest rate swap	–	–	–	–	–	22	–	–	22	22

Comprehensive loss									$(12,904)

Purchase of treasury stock	–	–	–	–	–	–	–	(111)		(111)
Stock option exercise	–	–	–	–	(378)	–	–	525		147
Stock compensation	–	–	–	–	587	–	–	–		587
Other	–	–	100	–	(156)	–	–	156		–

Balance, December 31, 2006	1,131,551	$108,256	9,822,304	$9,822	$27,069	$2,242	$(82,403)	$(21,974)		$43,012

See Notes to Consolidated Financial Statements.

KATY INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
(Amounts in Thousands)

	2006	2005	2004

Cash flows from operating activities:
Net loss	$(11,988)	$(13,157)	$(36,121)
Loss (income) from discontinued operations	6,348	2,321	(221)

Loss from continuing operations	(5,640)	(10,836)	(36,342)
Cumulative effect of a change in accounting principle	756	–	–
Depreciation and amortization	8,640	8,968	12,145
Impairments of goodwill	–	1,574	7,976
Impairments of other long-lived assets	–	538	22,080
Write-off and amortization of debt issuance costs	1,178	1,122	1,076
Stock option expense	587	1,953	–
Loss (gain) on sale of assets	467	(377)	(288)
Equity in income of equity method investment	–	(600)	–
Deferred income taxes	14	240	(1,228)

Amortization of debt issue costs	6,002	2,582	5,419

Changes in operating assets and liabilities:
Accounts receivable	2,743	(16)	(215)
Inventories	2,056	2,054	(8,649)
Other assets	600	(1,045)	307
Accounts payable	(8,000)	7,503	200
Accrued expenses	622	(3,047)	(681)
Other, net	(3,237)	(1,187)	(3,508)

	(5,216)	4,262	(12,546)

Net cash provided by (used in) continuing operations	786	6,844	(7,127)
Net cash provided by (used in) discontinued operations	1,037	(282)	(844)

Net cash provided by (used in) operating activities	1,823	6,562	(7,971)

Cash flows from investing activities:
Capital expenditures of continuing operations	(4,614)	(8,925)	(10,782)
Capital expenditures of discontinued operations	(128)	(441)	(3,094)
Acquisition of subsidiary, net of cash acquired	–	(1,115)	–
Collections of notes receivable from sales of subsidiaries	–	106	43
Proceeds from sale of discontinued operations, net	5,520	–	–
Proceeds from sale of assets, net	267	981	5,778

Net cash provided by (used in) investing activities	1,045	(9,394)	(8,055)

Cash flows from financing activities:
Net borrowings of revolving loans	1,761	1,450	4,037
(Decrease) increase in book overdraft	(2,322)	4,028	–
Proceeds of term loans	1,364	–	18,152
Repayments of term loans	(4,086)	(2,857)	(3,244)
Direct costs associated with debt facilities	(312)	(151)	(1,485)
Repurchases of common stock	(111)	(7)	(75)
Proceeds from the exercise of stock options	147	–	304

Net cash (used in) provided by financing activities	(3,559)	2,463	17,689

Effect of exchange rate changes on cash and cash equivalents	(338)	265	114

Net (decrease) increase in cash and cash equivalents	(1,029)	(104)	1,777
Cash and cash equivalents, beginning of period	8,421	8,525	6,748

Cash and cash equivalents, end of period	$7,392	$8,421	$8,525

Supplemental disclosure of non-cash investing activities:
Note receivable from sale of discontinued operations	$1,200	$–	$–

See Notes to Consolidated Financial Statements.

KATY INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2006 and 2005
(Amounts in Thousands, Except Per Share Data)

Note 1.	ORGANIZATION OF THE BUSINESS

The Company is organized into two operating segments: the Maintenance Products Group and the Electrical Products Group. The activities of the Maintenance Products Group include the manufacture and distribution of a variety of commercial cleaning supplies and consumer home storage products. The Electrical Products Group is a distributor of consumer electrical corded products. Principal geographic markets are in the United States, Canada, and Europe and include the sanitary maintenance, food service, mass merchant retail and home improvement markets.

Note 2.	SIGNIFICANT ACCOUNTING POLICIES

Consolidation Policy – The consolidated financial statements include the accounts of Katy Industries, Inc. and subsidiaries in which it has a greater than 50% voting interest or significant influence, collectively “Katy” or the “Company”. All significant intercompany accounts, profits and transactions have been eliminated in consolidation. Investments in affiliates, which do not meet the criteria of a variable interest entity and are not majority owned or where the Company exercises significant influence, are reported using the equity method.

As part of the continuous evaluation of its operations, Katy has acquired and disposed of certain of its operating units in recent years. Those which affected the Consolidated Financial Statements for the year ended December 31, 2006 are discussed in Note 6.

At December 31, 2006, the Company owns 30,000 shares of common stock, a 45% interest, in Sahlman Holding Company, Inc. (“Sahlman”) that is accounted for under the equity method. The Company does not have significant influence over the operation. Sahlman is engaged in the business of shrimp farming in Nicaragua. As of December 31, 2006 and 2005, the investment balance was $2.2 million.

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

Revenue Recognition – Revenue is recognized for all sales, including sales to agents and distributors, at the time the products are shipped and title has transferred to the customer, provided that a purchase order has been received or a contract has been executed, there are no uncertainties regarding customer acceptances, the sales price is fixed and determinable and collectibility is deemed probable. The Company’s standard shipping terms are FOB shipping point. The Company records sales discounts, returns and allowances in accordance with Emerging Issues Task Force (“EITF”) Issue No. 01-09, Accounting for Consideration Given by a Vendor to a Customer. Sales discounts, returns and allowances, and cooperative advertising are included in net sales, and the provision for doubtful accounts is included in selling, general and administrative expenses. These provisions are estimated at the time of sale.

Cash and Cash Equivalents – Cash equivalents consist of highly liquid investments with original maturities of three months or less.

Advertising Costs – Advertising costs are expensed as incurred. Advertising costs within continuing operations expensed in 2006, 2005 and 2004 were $3.1 million, $3.3 million and $3.4 million, respectively.

Accounts Receivable and Allowance for Doubtful Accounts – Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. The Company determines the allowance based on its historical write-off experience. The Company reviews its allowance for doubtful accounts quarterly, which includes a review of past due balances over 90 days and over a specified amount for collectibility. All other balances are reviewed on a pooled basis by market distribution channels. Account balances are charged off against the allowance when the Company determines it is probable the receivable will not be recovered. The Company does not have any off-balance-sheet credit exposure related to its customers. Charges within continuing operations to expense for probable credit losses and allowances were $3.1 million, $3.3 million and $3.1 million in 2006, 2005 and 2004, respectively.

Inventories – Inventories are stated at the lower of cost or market value, and reserves are established for excess and obsolete inventory in order to ensure proper valuation of inventories. Cost includes materials, labor and overhead. At December 31, 2006 and 2005, approximately 24% and 39%, respectively, of Katy’s inventories were accounted for using the last-in, first-out (“LIFO”) method of costing, while the remaining inventories were accounted for using the first-in, first-out (“FIFO”) method. Current cost, as determined using the FIFO method, exceeded LIFO cost by $4.0 million and $6.7 million at December 31, 2006 and 2005, respectively. The reduction in the LIFO reserve primarily resulted from the reduction in quantity levels as well as the sales of the Metal Truck Box and United Kingdom consumer plastics business units. The components of inventories are:

	December 31,
	2006	2005
	(Amounts in Thousands)

Raw materials	$15,915	$23,314
Work in process	613	1,766
Finished goods	47,230	48,949
Inventory reserves	(3,769)	(4,548)
LIFO reserve	(4,029)	(6,682)

	$55,960	$62,799

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

Goodwill – In connection with certain acquisitions, the Company recorded goodwill representing the cost of the acquisition in excess of the fair value of the net assets acquired. Beginning in 2002, goodwill is not amortized in accordance with SFAS No. 142, Goodwill and Intangible Assets (“SFAS No. 142”). The fair value of each reporting unit that carries goodwill is determined annually, and the fair value is compared to the carrying value of the reporting unit. If the fair value exceeds the carrying value, then no adjustment is necessary. If the carrying value of the reporting unit exceeds the fair value, appraisals are performed of long-lived assets and other adjustments are made to arrive at a revised fair value balance sheet. This revised fair value balance sheet (without goodwill) is compared to the fair value of the business previously determined, and a revised goodwill amount is reached. If the indicated goodwill amount meets or exceeds the current carrying value of goodwill, then no adjustment is required. However, if the result indicates a reduced level of goodwill, an impairment is recorded to state the goodwill at the revised level. Any impairments of goodwill determined in accordance with SFAS No. 142 are recorded as a component of income from continuing operations. See Note 3.

Property and Equipment – Property and equipment are stated at cost and depreciated over their estimated useful lives: buildings (10-40 years) generally using the straight-line method; machinery and equipment (3-20 years) using straight-line or composite methods; tooling (5 years) using the straight-line method; and leasehold improvements using the straight-line method over the remaining lease period or useful life, if shorter. Costs for repair and maintenance of machinery and equipment are expensed as incurred, unless the result significantly increases the useful life or functionality of the asset, in which case capitalization is considered. Depreciation expense from continuing operations for 2006, 2005 and 2004 was $8.0 million, $8.3 million, and $10.4 million, respectively.

Katy adopted SFAS No. 143, Accounting for Asset Retirement Obligations (“SFAS No. 143”), on January 1, 2003. SFAS No. 143 requires that an asset retirement obligation associated with the retirement of a tangible long-lived asset be recognized as a liability in the period in which it is incurred or becomes determinable, with an associated increase in the carrying amount of the related long-term asset. The cost of the tangible asset, including the initially recognized asset retirement cost, is depreciated over the useful life of the asset. In accordance with SFAS No. 143, the Company has recorded as of December 31, 2006 an asset of $0.4 million and related liability of $1.1 million for retirement obligations associated with returning certain leased properties to the respective lessors upon the termination of the lease arrangements.

A summary of the changes in asset retirement obligation since December 31, 2004 is included in the table below (amounts in thousands):

SFAS No. 143 Obligation at December 31, 2004	$1,237
Accretion expense	49
Additions	330
Changes in estimates, including timing	32
Payments	(580)

SFAS No. 143 Obligation at December 31, 2005	$1,068
Accretion expense	49

SFAS No. 143 Obligation at December 31, 2006	$1,117

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

Income Taxes – Income taxes are accounted for using a balance sheet approach known as the liability method. The liability method accounts for deferred income taxes by applying the statutory tax rates in effect at the date of the balance sheet to the differences between the book basis and tax basis of the assets and liabilities. The Company records a valuation allowance when it is more likely than not that some portion or all of the deferred income tax asset will not be realizable. See Note 13.

Foreign Currency Translation – The results of the Company’s foreign subsidiaries are translated to U.S. dollars using the current-rate method. Assets and liabilities are translated at the year end spot exchange rate, revenue and expenses at average exchange rates and equity transactions at historical exchange rates. Exchange differences arising on translation are recorded as a component of accumulated other comprehensive income (loss). Katy recorded gains on foreign exchange transactions (included in other, net in the Consolidated Statements of Operations) of $0.2 million, $2.0 thousand, and $0.3 million, in 2006, 2005 and 2004, respectively.

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

Stock Options and Other Stock Awards – Prior to January 1, 2006, the Company accounted for stock options and other stock awards under the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), as allowed by SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure (“SFAS No. 148”). APB No. 25 dictated a measurement date concept in the determination of compensation expense related to stock awards including stock options, restricted stock, and stock appreciation rights (“SARs”).

Katy’s outstanding stock options all had established measurement dates and therefore, fixed plan accounting was applied, generally resulting in no compensation expense for stock option awards. However, the Company issued stock appreciation rights, stock awards and restricted stock awards which were accounted for as variable stock compensation awards for which compensation income (expense) was recorded. Compensation income associated with stock appreciation rights was $0.9 million and $0.1 million in 2005 and 2004, respectively. Compensation expense relative to stock awards was $22.1 thousand and $8.9 thousand in 2005 and 2004, respectively. No compensation expense relative to restricted stock awards was recognized in 2005 or 2004. Compensation income (expense) for stock awards and stock appreciation rights is recorded in selling, general and administrative expenses in the Consolidated Statements of Operations.

Effective January 1, 2006, the Company has adopted SFAS No. 123R, Share-Based Payment (“SFAS No. 123R”), using the modified prospective method. Under this method, compensation cost recognized during 2006 includes: a) compensation cost for all stock options granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with SFAS No. 123R amortized over the options’ vesting period; b) compensation cost for stock appreciation rights granted prior to, but vested as of January 1, 2006, based on the January 1, 2006 fair value estimated in accordance with SFAS No. 123R; and c) compensation cost for stock appreciation rights granted prior to and vested as of December 31, 2006 based on the December 31, 2006 fair value estimated in accordance with SFAS No. 123R.

The following table shows total compensation expense (see Note 12 for descriptions of Stock Incentive Plans) included in the Consolidated Statements of Operations for the year ended December 31, 2006:

Year Ended
December 31,
2006

Selling, general and administrative expense	$398
Cumulative effect of a change in accounting principle	756

$1,154

The cumulative effect of a change in accounting principle reflects the compensation cost for stock appreciation rights granted prior to, but vested as of January 1, 2006, based on the January 1, 2006 fair value. Prior to the effective date, no compensation cost was accrued associated with SARs as all of these stock awards were out of the money. Pro forma results for the prior period have not been restated. As a result of adopting SFAS No. 123R on January 1, 2006, the Company’s net loss for the year ended December 31, 2006 is approximately $1.2 million higher than had it continued to account for stock-based employee compensation under APB No. 25. Basic and diluted net loss per share for the year ended December 31, 2006 would have been $1.36 had the Company not adopted SFAS No. 123R, compared to reported basic and diluted net loss per share of $1.50. The adoption of SFAS No. 123R had approximately $0.6 million positive impact on cash flows from operations with the recognition of a liability for the outstanding and vested stock appreciation rights. The adoption of SFAS No. 123R had no impact on cash flows from financing.

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

The fair value for stock appreciation rights, a liability award, was estimated at the effective date of SFAS No. 123R and December 31, 2006 using a Black-Scholes option pricing model. The Company estimated the expected term equal to the average between the minimum and maximum lives expected for each award, ranging from 0.4 years to 5.5 years. In addition, the Company estimated volatility, ranging from 52.6% to 70.3%, by considering its historical stock volatility over a term comparable to the remaining expected life of each award. The risk-free interest rate, ranging from 4.69% to 5.10%, was the current yield available on U.S. treasury rates with issues with a remaining term equal in term of each award. The Company estimates forfeitures using historical results. Its estimates of forfeitures will be adjusted over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from their estimate.

The following table illustrates the effect on net loss and net loss per share had the Company applied the fair value recognition provisions of SFAS No. 123R to account for the Company’s employee stock option awards for the years ended December 31, 2005 and 2004 because these awards were not accounted for using the fair value recognition method during those periods. However, no impact was present on net loss as all stock option awards were vested prior to the time period presented. For purposes of pro forma disclosure, the estimated fair value of the stock awards, as prescribed by SFAS No. 123, is amortized to expense over the vesting period:

	For the Years Ended
	December 31,
	2005	2004

Net loss attributable to common stockholders, as reported	$(13,157)	$(50,870)
Add: Stock-based employee compensation expense included in reported net loss, with no related tax effects	1,953
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(293)	(1,852)

Pro forma net loss	$(11,497)	$(52,722)

Earnings per share
Basic and diluted-as reported	$(1.66)	$(6.45)

Basic and diluted-pro forma	$(1.45)	$(6.69)

The historical pro forma impact of applying the fair value method prescribed by SFAS No. 123 is not representative of the impact that may be expected in the future due to changes resulting from additional grants and changes in assumptions such as volatility, interest rates, and the expected life used to estimate fair value of stock options and other stock awards. Note that the above pro forma disclosure was not presented for the year ended December 31, 2006 because all stock awards have been accounted for using the fair value recognition method under SFAS No. 123R for this period.

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

The agreement has an effective date of August 17, 2005 and a termination date of August 17, 2007 with a notional amount of $25.0 million in the first year declining to $15.0 million in the second year. The Company is hedging its variable LIBOR-based interest rate for a fixed interest rate of 4.49% for the term of the swap agreement to protect the Company from potential interest rate increases. The Company has designated its benchmark variable LIBOR-based interest rate on a portion of the Bank of America Credit Agreement as a hedged item under a cash flow hedge. In accordance with SFAS No. 133, the Company recorded an asset of $0.1 million on its balance sheet at December 31, 2006 and 2005, respectively, with changes in fair market value included in other comprehensive income.

The Company reported insignificant losses for 2006 and 2005 as a result of hedge ineffectiveness. Future changes in this swap arrangement, including termination of the agreement, may result in a reclassification of any gain or loss reported in other comprehensive income into earnings as an adjustment to interest expense.

Details regarding the swap as of December 31, 2006 are as follows (amounts in thousands):

			Rate	Fair
Notional Amount	Maturity	Rate Paid	Received	Value(2)

$15,000	August 17, 2007	4.49%	LIBOR (1)	$87

(1)	LIBOR rate is determined on the 23rd of each month and continues up to and including the maturity date

(2)	The fair value is the mark-to-market value.

New Accounting Pronouncements – In June 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which describes a comprehensive model for the measurement, recognition, presentation and disclosure of uncertain tax positions in the financial statements. Under the interpretation, the financial statements will reflect expected future tax consequences of such positions presuming the tax authorities’ full knowledge of the position and all relevant facts, but without considering time values. For the Company, the provisions of FIN 48 are effective January 1, 2007. The Company continues to evaluate the impact of FIN 48 on its consolidated financial statements. At this time, the Company does not know what the impact will be upon adoption of this standard. However, it does not expect the impact to be significant.

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

Reclassifications – Certain amounts from prior years have been reclassified to conform to the 2006 financial statement presentation.

Note 3.	GOODWILL AND INTANGIBLE ASSETS

Below is a summary of activity (all in the Maintenance Products Group) in the goodwill accounts since December 31, 2003 (amounts in thousands):

Goodwill at December 31, 2003	$10,215
Impairment charge	(7,976)

Goodwill at December 31, 2004	2,239
Impairment charge	(1,574)

Goodwill at December 31, 2005	665
Impairment charge	–

Goodwill at December 31, 2006	$665

See Note 4 for discussion of impairment of long-lived assets. Following is detailed information regarding Katy’s intangible assets (amounts in thousands):

	December 31, 2006			December 31, 2006
	Gross	Accumulated	Net Carrying	Gross	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Patents	$1,511	$(1,065)	$446	$1,409	$(954)	$455
Customer lists	10,454	(8,111)	2,343	10,643	(7,997)	2,646
Tradenames	5,612	(2,345)	3,267	5,498	(2,075)	3,423
Other	441	(62)	379	441	(19)	422

Total	$18,018	$(11,583)	$6,435	$17,991	$(11,045)	$6,946

All of Katy’s intangible assets are definite long-lived intangibles. Katy recorded amortization expense on intangible assets of $0.7 million, $0.7 million and $1.7 million in 2006, 2005 and 2004, respectively. Estimated aggregate future amortization expense related to intangible assets is as follows (amounts in thousands):

2007	$645
2008	632
2009	597
2010	549
2011	508
Thereafter	3,504

Note 4.	IMPAIRMENTS OF LONG-LIVED ASSETS

Under SFAS No. 142, goodwill and other intangible assets are reviewed for impairment at least annually and if a triggering event were to occur in an interim period. The Company’s annual impairment test is performed in the fourth quarter. For the year ended December 31, 2006, no impairments were noted.

The Glit business unit, part of the Maintenance Products Group, had sustained a low profitability level throughout the last half of 2005 which resulted from increased costs during operational disruptions at our Wrens, Georgia facility. These operational disruptions were the result of the integration of other manufacturing operations into this facility and a fire at the facility in the fourth quarter of 2004. These disruptions triggered loss or reduction of customer activity. The first step of the impairment test resulted in the book value of the Glit business unit exceeding its fair value. The second step of the impairment testing showed that the goodwill of the Glit business unit had no fair value, and that the book value of the unit’s tradename, customer relationships and patent exceeded their implied fair value. As a result, impairment charges were recorded in 2005 for goodwill, tradename, customer relationships and patents of $1.6 million, $0.2 million, $0.2 million and $0.1 million, respectively. The valuation utilized a discounted cash-flow method and multiple analyses of historical results and 3% growth rate.

The Company operates three businesses in the United States that are engaged in the manufacture and distribution of plastics products: Continental, Contico and Container (collectively, “US Plastics”), part of the Maintenance Products Group. Since all of these business units essentially share long-lived assets, namely manufacturing equipment and certain intangibles, it is difficult to attribute separately identifiable cash flows emanating from each of the units. Therefore, in accordance with guidance provided in SFAS No. 142, SFAS No. 144, Accounting for the Impairments or Disposal of Long Lived Assets (“SFAS No. 144”), and EITF Topic D-101, Clarification of Reporting Unit Guidance in Paragraph 30 of FASB Statement No. 142, the Company determined that the appropriate level of testing for impairment under SFAS No. 142 and SFAS No. 144 was at the US Plastics combination of units.

In the fourth quarter of 2004, the profitability of the Contico business unit declined sharply as the Company was unable to pass along sufficient selling price increases to combat the accelerating cost of resin (a key raw material used in the US Plastics units). The Company believed that future earnings and cash flow could be negatively impacted to the extent further increases in resin and other raw material costs could not be offset or recovered through higher selling prices. In accordance with SFAS No. 142, the Company performed an analysis of discounted future cash flows which indicated that the book value of the US Plastics units was significantly greater than the fair value of those businesses. In addition, as a result of the goodwill analysis, the Company also assessed whether there had been an impairment of the long-lived assets in accordance with SFAS No. 144. The Company concluded that the book value of equipment, a customer list intangible and trademark associated with the US Plastics business unit significantly exceeded the fair value and impairment had occurred. Accordingly, the Company recognized an impairment loss and related charge of $29.9 million in 2004. The charges included $8.0 million related to goodwill, $8.4 million related to machinery and equipment, $10.9 million related to a customer list and $2.6 million related to the trademark. The valuation utilized a discounted cash flow method and multiple analyses of historical results and 3% growth rate. Also in 2004, the Company recorded impairment charges of $0.8 million related to property and equipment at its Metal Truck Box business unit, classified as a discontinued operation, and $0.1 million related to certain assets at the Woods US business unit.

Note 5.	EQUITY METHOD INVESTMENT

In 2005, the Company recorded $0.6 million in equity income from operations as a result of Sahlman’s improving financial performance. No adjustment was made in 2006 based on current and future operating results and financial position as well as an independent assessment of the investment’s fair value. At December 31, 2006 and 2005, its investment in Sahlman reflects a $2.2 million balance.

Sahlman was in the business of harvesting shrimp off the coast of South and Central America, and farming shrimp in Nicaragua, and its customers are primarily in the United States. Currently, Sahlman is only farming shrimp in Nicaragua. Sahlman experienced poor results of operations in 2002, primarily as a result of producers receiving very low prices for shrimp. Increased foreign competition, especially from Asia, has had a significant downward impact on shrimp prices in the United States. Upon review of Sahlman’s results for 2002 and through the second quarter of 2003, and after initial study of the status of the shrimp industry and markets in the United States, Katy evaluated the business further to determine if there had been a loss in the value of the investment that was other than temporary. Per ABP No. 18, The Equity Method for of Accounting for Investments in Common Stock, losses in the value of equity investments that are other than temporary should be recognized.

Katy estimated the fair value of the Sahlman business through a liquidation value analysis whereby all of Sahlman’s assets would be sold and all of its obligations would be settled. Katy evaluated the business by using various discounted cash flow analyses, estimating future free cash flows of the business with different assumptions regarding growth, and reducing the value of the business arrived at through this analysis by its outstanding debt. All values were then multiplied by 43%, Katy’s investment percentage. The answers derived by each of the three assumption models were then probability weighted. As a result, Katy concluded that $1.6 million was a reasonable estimate of the value of its investment in Sahlman as of December 31, 2004.

Note 6.	DISCONTINUED OPERATIONS

Three of Katy’s operations have been classified as discontinued operations as of and for the years ended December 31, 2006, 2005 and 2004 in accordance with SFAS No. 144.

On June 2, 2006, the Company sold certain assets of the Metal Truck Box business unit within the Maintenance Products Group for gross proceeds of $3.6 million, including a $1.2 million note receivable. These proceeds were used to pay off related portions of the Term Loan and the Revolving Credit Facility. The Company recorded a loss of $50 thousand in 2006 in connection with this sale. Management and the board of directors determined that this business is not a core component to the Company’s long-term business strategy.

On June 27, 2006, the Company sold its limited partnership interest in Montenay Savannah Limited Partnership, which was held by Savannah Energy Systems Company, a waste-to-energy facility (“SESCO”) for gross proceeds of approximately $0.1 million. These proceeds were used to reduce our outstanding borrowings under the Revolving Credit Facility. The Company recorded a gain of $0.1 million in the second quarter of 2006 in connection with this sale. Management and the board of directors determined that SESCO is not a core component of the Company’s long-term business strategy.

On November 27, 2006, the Company sold its United Kingdom consumer plastics business unit (excluding the related real estate holdings) for gross proceeds of approximately $3.0 million. These proceeds were used to pay off related portions of the Term Loan and the Revolving Credit Facility. The Company recorded a loss of $5.4 million in 2006 in connection with this sale. Management and the board of directors determined that this business is not a core component of the Company’s long-term business strategy. Refer to further discussion below related to asset held for sale classification.

The Company did not separately identify the related assets and liabilities of the Metal Truck Box business unit, SESCO, and the United Kingdom consumer plastics business unit on the Consolidated Balance Sheets, except for the Asset Held for Sale. Following is a summary of the major asset and liability categories for these discontinued operations:

	December 31,
	2006	2005

Current assets:
Accounts receivable, net	$83	$6,434
Inventories, net	–	5,746
Other current assets	–	583

	$83	$12,763

Non-current assets:
Intangibles, net	$–	$166
Property and equipment, net	–	12,145

	$–	$12,311

Current liabilities:
Accounts payable	$–	$3,834
Accrued compensation	–	119
Accrued expenses	1,143	2,545

	$1,143	$6,498

Other liabilities:	$–	$1,486

On September 29, 2006, the Board of Directors of Katy approved management’s plan to sell the United Kingdom consumer plastics business unit. As a result, the net assets of this business unit were classified as an asset held for sale on the Consolidated Balance Sheets in accordance with SFAS No. 144 as of September 30, 2006. Accordingly, the carrying value of the business unit’s net assets was adjusted to the lower of its costs or its fair value less costs to sell, amounting to $8.7 million. Costs to sell included the incremental direct costs to complete the sale and represent costs such as broker commissions, legal and other closing costs. Costs to sell excluded future expected losses associated with the operations of the disposal group while held for sale. With the classification as an asset held for sale and its adjusted valuation, the Company incurred a $3.2 million impairment charge. Upon the sale of the United Kingdom consumer plastics business unit, excluding real estate holdings, in November, 2006, the Company incurred a total loss of $5.4 million, which includes the $3.2 million impairment charge taken during the third quarter of 2006.

As of December 31, 2006, the Company was in the process of selling the related real estate holdings of the United Kingdom consumer plastics business unit. As a result, the real estate holdings have been classified as an asset held for sale on the Consolidated Balance Sheets in accordance with SFAS No. 144. Accordingly, the carrying value of the business unit’s net assets was adjusted to the lower of its costs or its fair value less costs to sell, amounting to $4.5 million. Costs to sell include the incremental direct costs to complete the sale and represent costs such as broker commissions, legal and other closing costs. The transaction on the sale of the real estate holdings was completed on January 19, 2007 and resulted in a gain of approximately $1.9 million.

The historical operating results of the United Kingdom consumer plastics business unit, the Metal Truck Box business unit, and SESCO have been segregated as discontinued operations on the Consolidated Statements of Operations. Selected financial data for discontinued operations is summarized as follows (in thousands):

	2006	2005	2004

Net sales	$21,485	$31,807	$40,961

Pre-tax operating (loss) income	$(1,050)	$(2,500)	$1,237

Pre-tax loss on sale of discontinued businesses	$(5,305)	$–	$(775)

Note 7.	SAVANNAH ENERGY SYSTEMS COMPANY PARTNERSHIP

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

SESCO has a legally enforceable right to offset amounts it owes to the Authority under the loan agreement (scheduled principal repayments) against amounts that are owed from the Authority under the service agreement. At December 31, 2006, no amounts were outstanding as a result of the sale of the partnership interest discussed further below. At December 31, 2005, the outstanding amount was $15.3 million. Accordingly, the amounts owed to and due from SESCO have been netted for financial reporting purposes and are not shown on the Consolidated Balance Sheets in accordance with FIN No. 39, Offsetting of Amounts Related to Certain Contracts.

On April 29, 2002, SESCO entered into a partnership agreement with Montenay Power Corporation and its affiliates (“Montenay”) that turned over the control of SESCO’s waste-to-energy facility to Montenay Savannah Limited Partnership. The Company caused SESCO to enter into this agreement as a result of evaluations of SESCO’s business. First, Katy concluded that SESCO was not a core component of the Company’s long-term business strategy. Moreover, Katy did not feel it had the management expertise to deal with certain risks and uncertainties presented by the operation of SESCO’s business, given that SESCO was the Company’s only waste-to-energy facility. Katy had explored options for divesting SESCO for a number of years, and management felt that this transaction offered a reasonable strategy to exit this business.

The partnership, with Montenay’s leadership, assumed SESCO’s position in various contracts relating to the facility’s operation. Under the partnership agreement, SESCO contributed its assets and liabilities (except for its liability under the loan agreement with the Authority and the related receivable under the service agreement with the Authority) to the partnership. While SESCO had a 99% interest as a limited partner, profits and losses were allocated 1% to SESCO and 99% to Montenay. In addition, Montenay had the day to day responsibility for administration, operations, financing and other matters of the partnership. While the above partnership qualified as a variable interest entity, the Company was not the primary beneficiary as defined by FIN No. 46, Consolidation of Variable Interest Entities, and accordingly, the partnership was not consolidated. SESCO did not meet the criteria as the primary beneficiary as Montenay received 99% of all profits and losses, Montenay was required to finance the partnership, partners were not obligated to contribute additional capital, and Montenay had agreed to indemnify SESCO for any losses incurred due to a breach in the service agreement.

Katy agreed to pay Montenay $6.6 million over the span of seven years under a note payable in return for Montenay assuming the risks associated with the partnership and its operation of the waste-to-energy facility. In the first quarter of 2002, the Company recognized a charge of $6.0 million consisting of 1) the discounted value of the

$6.6 million note, 2) the carrying value of certain assets contributed to the partnership, consisting primarily of machinery spare parts, and 3) costs to close the transaction. It should be noted that all of SESCO’s long-lived assets were reduced to a zero value in 2001, so no additional impairment was required. On a going forward basis, Katy expected that income statement activity associated with its involvement in the partnership would not be material, and Katy’s Consolidated Balance Sheets would carry the liability mentioned above.

Certain amounts may have been due to SESCO upon expiration of the service agreement in 2008; also, Montenay may have purchased SESCO’s interest in the partnership at that time. Katy did not record any amounts receivable or other assets relating to amounts that may have been received at the time the service agreement expired, given their uncertainty.

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

On June 27, 2006, the Company and Montenay amended the partnership interest purchase agreement in order to allow the Company to completely exit from the SESCO operations and related obligations. In addition, Montenay became the guarantor under the loan obligation for the IRBs. Montenay purchased the Company’s limited partnership interest for $0.1 million and a reduction of approximately $0.6 million in the face amount due to Montenay as agreed upon in the original partnership agreement. In addition, Montenay removed the Company as the performance guarantor under the service agreement. As a result of the above transaction, the Company recorded a gain of $0.4 million within loss from operations of discontinued businesses during the year ended December 31, 2006 given the reduction in the face amount due to Montenay as agreed upon in the original partnership interest purchase agreement. In addition, the Company recorded a gain on the sale of the partnership interest of approximately $0.1 million as reflected within loss on sale of discontinued businesses.

The final payment of $0.4 million due to Montenay as of December 31, 2006 is reflected in accrued expenses in the Consolidated Balance Sheets, and was paid in January 2007.

Note 8.  INDEBTEDNESS

Long-term debt consists of the following:

	December 31,
	2006	2005
	(Amounts in Thousands)

Term loan payable under the Bank of America Credit Agreement, interest based on LIBOR and Prime Rates (8.38% – 9.50%), due through 2009	$12,992	$15,714
Revolving loans payable under the Bank of America Credit Agreement, interest based on LIBOR and Prime Rates (8.13% – 9.25%)	43,879	41,946

Total debt	56,871	57,660
Less revolving loans, classified as current (see below)	(43,879)	(41,946)
Less current maturities	(1,125)	(2,857)

Long-term debt	$11,867	$12,857

Aggregate remaining scheduled maturities of the Term Loan as of December 31, 2006 are as follows (in thousands):

2007	$1,125
2008	1,500
2009	10,367

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

The funding of the Bank of America Credit Agreement was derived from term loan incremental borrowings of $18.2 million of which $16.7 million was utilized to reduce the Revolving Credit Facility and the remaining $1.5 million covering costs associated with the Bank of America Credit Agreement.

The Revolving Credit Facility has an expiration date of April 20, 2009 and its borrowing base is determined by eligible inventory and accounts receivable. Unused borrowing availability on the Revolving Credit Facility was $27.4 million at December 31, 2005. All extensions of credit under the Bank of America Credit Agreement are collateralized by a first priority security interest in and lien upon the capital stock of each material domestic subsidiary (65% of the capital stock of certain foreign subsidiaries), and all present and future assets and properties of the Company. The Term Loan also has a final maturity date of April 20, 2009 with quarterly payments of $0.4 million, as amended and beginning April 1, 2007. A final payment of $10.0 million is scheduled to be paid in April 2009. The Term Loan is collateralized by the Company’s property, plant and equipment.

The Company’s borrowing base under the Bank of America Credit Agreement is reduced by the outstanding amount of standby and commercial letters of credit. Vendors, financial institutions and other parties with whom the Company conducts business may require letters of credit in the future that either (1) do not exist today or (2) would be at higher amounts than those that exist today. Currently, the Company’s largest letters of credit relate to its casualty insurance programs. At December 31, 2006, total outstanding letters of credit were $7.9 million.

Primarily due to declining profitability and the timing of certain restructuring payments, the Company amended the Bank of America Credit Agreement seven times from April 20, 2004, date of Refinancing, through December 31, 2006. The amendments adjusted certain financial covenants such that the fixed charge coverage ratio and consolidated leverage ratio were eliminated and the minimum availability (eligible collateral base less outstanding borrowings and letters of credit) was set such that the Company’s eligible collateral must exceed the sum of its outstanding borrowings and letters of credit under the Revolving Credit Facility by at least $5.0 million to $7.5 million, at various points during that time period. In addition, the Company was limited on maximum allowable capital expenditures for $12.0 million and $10.0 million for 2006 and 2005, respectively.

Until September 30, 2004, interest accrued on Revolving Credit Facility borrowings at 175 basis points over applicable LIBOR rates and at 200 basis points over LIBOR for borrowings under the Term Loan. In accordance with the Bank of America Credit Agreement, margins (i.e. the interest rate spread above LIBOR) increased to 25 basis points in the fourth quarter of 2004 based upon certain leverage measurements. Margins increased an additional 25 basis points in the first quarter of 2005. Effective since April 2005, interest rate margins have been set at the largest margins set forth in the Bank of America Credit Agreement, 275 basis points over applicable LIBOR rates for Revolving Credit Facility borrowings and 300 basis points over LIBOR for borrowings under the Term

Loan. In accordance with the Bank of America Credit Agreement, margins on the Term Loan will drop 25 basis points if the balance of the Term Loan is reduced below $10.0 million. Interest accrues at higher margins on prime rates for swing loans, the amounts of which were nominal at December 31, 2006 and 2005.

Effective August 17, 2005, the Company entered into a two-year interest rate swap on a notional amount of $25.0 million in the first year and $15.0 million in the second year. The purpose of the swap was to limit the Company’s exposure to interest rate increases on a portion of the Revolving Credit Facility over the two-year term of the swap. The fixed interest rate under the swap at December 31, 2006 and over the life of the agreement is 4.49%.

As a result of the Seventh Amendment, the Company’s debt covenants, as of December 31, 2006 and thereafter, under the Bank of America Credit Agreement were to be as follows:

Fixed Charge Coverage Ratio – The Company is required to maintain a Fixed Charge Coverage Ratio (as defined in the Bank of America Credit Agreement) of 1.1:1, beginning December 31, 2006.

Capital Expenditures – For the year ended December 31, 2007, the Company is not to exceed $15.0 million in capital expenditures.

Leverage Ratio – As noted above, interest rate margins are currently set at the largest margins set forth in the Bank of America Credit Agreement. Following the first quarter of 2007, the Leverage Ratio will be utilized to determine the interest rate margin over the applicable LIBOR rate. No maximum Consolidated Leverage Ratio requirement is present.

The Company was in compliance with the above financial covenants in the Bank of America Credit Agreement, as amended above, at December 31, 2006.

While the Company was in compliance with the covenants of the Bank of America Credit Agreement as of December 31, 2006, it obtained, on March 8, 2007, the Eighth Amendment. The Eighth Amendment eliminates the Fixed Charge Coverage Ratio for the remaining life of the debt agreement and requires the Company to maintain a minimum level of availability such that its eligible collateral must exceed the sum of its outstanding borrowings and letters of credit by at least $5.0 million from the effective date of the Eighth Amendment through September 29, 2007 and by $7.5 million through December 2007. Thereafter, the Company is required to maintain a minimum level of availability of $5.0 million for the first three quarters of the year and $7.5 million for the fourth quarter. In addition, the Company reduced its Revolving Credit Facility from $90.0 million to $80.0 million.

If the Company is unable to comply with the terms of the amended covenants, it could seek to obtain further amendments and pursue increased liquidity through additional debt financing and/or the sale of assets (see discussion above). However, the Company believes that it will be able to comply with all covenants, as amended, throughout 2007.

All of the debt under the Bank of America Credit Agreement is re-priced to current rates at frequent intervals. Therefore, its fair value approximates its carrying value at December 31, 2006. The Company incurred additional debt issuance costs in 2004 associated with the Bank of America Credit Agreement. Additionally, at the time of the inception of the Bank of America Credit Agreement, the Company had approximately $4.0 million of unamortized debt issuance costs associated with the previous credit agreement. The remainder of the previously capitalized costs, along with the capitalized costs from the Bank of America Credit Agreement, will be amortized over the life of the Bank of America Credit Agreement through April 2009. Also, during the first quarter of 2004, the Company incurred fees and expenses of $0.5 million associated with a financing which the Company chose not to pursue. The Company had amortization of debt issuance costs of $1.2 million, $1.1 million and $1.1 million in 2006, 2005 and 2004, respectively. In addition, the Company incurred $0.3 million and $0.2 million associated with amending the Bank of America Credit Agreement, as discussed above, in 2006 and 2005, respectively.

The Revolving Credit Facility under the Bank of America Credit Agreement requires lockbox agreements which provide for all receipts to be swept daily to reduce borrowings outstanding. These agreements, combined with the existence of a material adverse effect (“MAE”) clause in the Bank of America Credit Agreement, caused the Revolving Credit Facility to be classified as a current liability, per guidance in EITF Issue No. 95-22, Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that Include Both a Subjective

Acceleration Clause and a Lock-Box Arrangement. The Company does not expect to repay, or be required to repay, within one year, the balance of the Revolving Credit Facility classified as a current liability. The MAE clause, which is a fairly typical requirement in commercial credit agreements, allows the lenders to require the loan to become due if they determine there has been a material adverse effect on the Company’s operations, business, properties, assets, liabilities, condition, or prospects. The classification of the Revolving Credit Facility as a current liability is a result only of the combination of the lockbox agreements and the MAE clause. The Revolving Credit Facility does not expire or have a maturity date within one year, but rather has a final expiration date of April 20, 2009. The lender has not notified the Company of any indication of a MAE at December 31, 2006, and the Company was not in default of any provision of the Bank of America Credit Agreement at December 31, 2006.

Note 9.	EARNINGS PER SHARE

The Company’s diluted earnings per share were calculated using the treasury stock method in accordance with SFAS No. 128, Earnings Per Share. The basic and diluted earnings per share (“EPS”) calculations are as follows:

For the Year Ended December 31,	2006	2005	2004

Basic and Diluted EPS:
Loss from continuing operations	$(4,884)	$(10,836)	$(36,342)
Payment-in-kind dividends on convertible preferred stock	–	–	(14,749)

Loss from continuing operations attributable to common stockholders	(4,884)	(10,836)	(51,091)
Discontinued operations (net of tax)	(6,348)	(2,321)	221
Cumulative effect of a change in accounting principle	(756)	–	–

Net loss attributable to common stockholders	$(11,988)	$(13,157)	$(50,870)

Weighted average shares – Basic and Diluted	7,967	7,949	7,883
Per share amount:
Loss from continuing operations attributable to common stockholders	$(0.61)	$(1.37)	$(6.48)
Discontinued operations (net of tax)	(0.80)	(0.29)	0.03
Cumulative effect of a change in accounting principle	(0.09)	–	–

Net loss attributable to common stockholders	$(1.50)	$(1.66)	$(6.45)

As of December 31, 2006, 2005 and 2004, 150,000, 920,000 and 1,530,000 options were in-the-money and 1,568,000, 936,350 and 195,650 options were out-of-the money, respectively. At December 31, 2006, 2005 and 2004, 1,131,551 convertible preferred shares were outstanding, which are in total convertible into 18,859,183 shares of Katy common stock. In-the-money options and convertible preferred shares were not included in the calculation of diluted earnings per share in any period presented because of their anti-dilutive impact as a result of the Company’s net loss position.

Note 10.	RETIREMENT BENEFIT PLANS

Pension and Other Postretirement Plans

Certain subsidiaries have pension plans covering substantially all of their employees. These plans are noncontributory, defined benefit pension plans. The benefits to be paid under these plans are generally based on employees’ retirement age and years of service. The Company’s funding policies, subject to the minimum funding requirements of employee benefit and tax laws, are to contribute such amounts as determined on an actuarial basis to provide the plans with assets sufficient to meet the benefit obligations. Plan assets consist primarily of fixed income investments, corporate equities and government securities. The Company also provides certain health care and life insurance benefits for some of its retired employees. The postretirement health plans are unfunded. Katy uses an annual measurement date as of December 31 for the majority of its pension and other postretirement benefit plans for all years presented.

The Company adopted the provisions of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R) (“SFAS No. 158”), effective December 31, 2006. SFAS No. 158 requires employers to recognize the overfunded or underfunded positions of defined benefit postretirement plans as an asset or liability in their balance sheets and to recognize as a component of other comprehensive income the gains or losses and prior services costs or credits that arise during the period but are not recognized as components of net periodic benefit cost. The following table presents the incremental effect of applying SFAS No. 158 on individual line items in the Company’s Consolidated Balance Sheets as of December 31, 2006:

Incremental Effect of Applying SFAS No. 158 on Individual Line Items in Katy’s
Consolidated Balance Sheets as of December 31, 2006

	Before		After
	Application of		Application of
	SFAS No. 158	Adjustments	SFAS No. 158

Assets:
Other non-current assets	$136	$(94)	$42
Deferred taxes	–	–	–
Liabilities:
Accrued expenses	–	327	327
Other liabilities	2,585	1,203	3,788
Stockholders’ Equity:
Accumulated OCI	$(500)	$(1,624)	$(2,124)

The following table presents the funded status of the Company’s pension and postretirement benefit plans for the years ended December 31, 2006 and 2005:

	Pension Benefits		Other Benefits
	2006	2005	2006	2005
	(Amounts in Thousands)

Change in benefit obligation:
Benefit obligation at beginning of year	$1,634	$1,544	$2,801	$3,171
Service cost	9	7	–	–
Interest cost	90	90	209	160
Actuarial (gain) loss	(43)	123	1,093	(246)
Benefits paid	(151)	(130)	(272)	(284)

Benefit obligation at end of year	$1,539	$1,634	$3,831	$2,801

Accumulated benefit obligation at end of year	$1,539	$1,634

Change in plan assets:
Fair value of plan assets at beginning of year	$1,239	$1,306	$–	$–
Actuarial return on plan assets	106	63	–	–
Employer contributions	102	–	272	284
Benefits paid	(150)	(130)	(272)	(284)

Fair value of plan assets at end of year	$1,297	$1,239	$–	$–

Funded status – deficiency	$242	$395	$3,831	$2,801
Unrecognized net actuarial loss	–	(766)	–	(633)
Unrecognized prior service cost	–	–	–	(74)

Accrued (prepaid) benefit cost at end of year	$242	$(371)	$3,831	$2,094

Amount recognized in financial statements:
Other non-current assets	$(42)	$(150)	$–	$–
Accrued expenses	–	453	327	–
Other liabilities	284	–	3,504	2,094
Accumulated other comprehensive income	–	(674)	–	–

Total	$242	$(371)	$3,831	$2,094

Amounts recognized in accumulated OCI consist of:
Unrecognized net actuarial loss (gain)	$604	$(395)	$285	$(2,801)
Unrecognized prior service cost	–	–	1,235	–

Prepaid (accrued) benefit cost	$604	$(395)	$1,520	$(2,801)

The following table presents the assumptions used to determine the Company’s benefit obligations at December 31, 2006 and 2005 along with sensitivity of the Company’s plans to potential changes in certain key assumptions:

	Pension Benefits		Other Benefits
	2006	2005	2006	2005

Assumptions as of December 31:
Discount rates	5.75%	5.50%	5.75%	5.50%
Assumed rates of compensation increases	N/A	N/A	N/A	N/A
Medical trend rate (initial)	N/A	N/A	8.50%	9.00%
Medical trend rate (ultimate)		N/A	5.00%	5.00%
Years to ultimate rate		N/A	7	7

Impact of one-percent increase in health care trend rate:
Increase in accumulated postretirement benefit obligation			$322	$391
Increase in service cost and interest cost			$18	$25

Impact of one-percent decrease in health care trend rate:
Decrease in accumulated postretirement benefit obligation			$280	$315
Decrease in service cost and interest cost			$16	$20

The discount rate was based on several factors comparing Moody’s AA Corporate rate and actuarial-based yield curves. In determining the expected return on plan assets, the Company considers the relative weighting of plan assets, the historical performance of total plan assets and individual asset classes and economic and other indictors of future performance. In addition, the Company may consult with and consider the opinions of financial and other professionals in developing appropriate return benchmarks. Assets are rebalanced to the target asset allocation at least once per quarter. The allocation of pension plan assets is as follows:

	Target	Percentage of
	Allocation	Plan Assets
Asset Category	2007	2006	2005

Equity Securities	30 - 35%	45%	35%
Debt Securities	60 - 65%	55%	65%
Real estate	0%	0%	0%
Other	0 - 3%	0%	0%
		100%	100%

The following table presents components of the net periodic benefit cost for the Company’s pension and postretirement benefit plans during 2006 and 2005:

	Pension Benefits		Other Benefits
	2006	2005	2006	2005

Components of net periodic benefit cost:
Service cost	$9	$7	$–	$–
Interest cost	90	90	209	160
Expected return on plan assets	(90)	(101)	–	–
Amortization of prior service cost	–	–	126	55
Amortization of net gain	59	52	16	39

Net periodic benefit cost	$68	$48	$351	$254

Required contributions to the pension plans for 2007 are $10 thousand and as a result, the Company will make contributions in 2007. The following table presents estimated future benefit payments:

	Pension Benefits	Other Benefits

2007	$53	$337
2008	60	338
2009	71	336
2010	80	333
2011	83	327
2012-2016	454	1,474

Total	$801	$3,145

The estimated amounts that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2007 are:

	Pension Benefits	Other Benefits

Actuarial loss	$48	$6
Prior service cost	–	89

Total	$48	$95

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

The obligation created by this plan is partially funded. Assets are held in a rabbi trust invested in various mutual funds. Gains and/or losses are earned by the participant. For the unfunded portion of the obligation, interest is accrued at 4% each year. The Company had $1.6 million and $2.4 million recorded in accrued compensation and other liabilities at December 31, 2006 and 2005, respectively, for this obligation.

401(k) Plans

The Company offers its employees the opportunity to voluntarily participate in one of two 401(k) plans administered by the Company or one of its subsidiaries. On January 1, 2002, Katy consolidated certain of its 401(k) plans and reduced the number of plans within the Company from five to two. The Company makes matching and other contributions in accordance with the provisions of the plans and, under certain provisions, at the discretion of the Company. The Company made annual matching and other contributions for continuing operations of $0.5 million, $0.6 million and $0.6 million in 2006, 2005 and 2004, respectively.

Note 11.	STOCKHOLDERS’ EQUITY

Convertible Preferred Stock

On June 28, 2001, Katy completed a recapitalization following an agreement on June 2, 2001 with KKTY Holding Company, LLC (“KKTY”), an affiliate of Kohlberg Investors IV, L.P. (“Kohlberg”) (the “Recapitalization”). Under the terms of the Recapitalization, KKTY purchased 700,000 shares of newly issued preferred stock, $100 par value per share (“Convertible Preferred Stock”), which is convertible into 11,666,666 common shares, for an aggregate purchase price of $70.0 million. The Convertible Preferred shares were entitled to a 15% payment in kind (“PIK”) dividend (that is, dividends in the form of additional shares of Convertible Preferred Stock), compounded annually, which started accruing on August 1, 2001. PIK dividends were paid on August 1, 2002 (105,000 convertible preferred shares, equivalent to 1,750,000 common shares); August 1, 2003 (120,750 convertible preferred shares, equivalent to 2,012,500 common shares); August 1, 2004 (138,862.5 convertible preferred shares equivalent to 2,314,375 common shares); and on December 31, 2004 (66,938.5 convertible preferred shares, equivalent to 1,115,642 common shares). No dividends accrue or are payable after December 31, 2004. If converted, the 11,666,666 common shares, along with the 7,192,517 equivalent common shares from PIK dividends paid through December 31, 2004, would represent approximately 70% of the outstanding shares of common stock as of December 31, 2006, excluding outstanding options. The accruals of the PIK dividends were recorded as a charge to Additional Paid-in Capital due to the Company’s Accumulated Deficit position, and an increase to Convertible Preferred Stock. The dividends were recorded at fair value, reduced earnings available to common shareholders in the calculation of basic and diluted earnings per share, and are presented on the Consolidated Statements of Operations as an adjustment to arrive at net loss available to common shareholders.

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

Share Repurchase

On April 20, 2003, the Company announced a plan to repurchase up to $5.0 million in shares of its common stock. In 2004, 12,000 shares of common stock were repurchased on the open market for approximately $0.1 million. The Company suspended further repurchases under the plan on May 10, 2004. On December 5, 2005, the Company announced the resumption of the plan. During 2006 and 2005, the Company purchased 40,800 and 3,200 shares of common stock, respectively, on the open market for $0.1 million and $7.5 thousand, respectively.

Rights Plan

In January 1995, the Board of Directors adopted a Stockholder Rights Agreement (“Rights Agreement”) and distributed one right for each outstanding share of the Company’s common stock (not otherwise exempted under the terms of the agreement). The rights entitle the stockholders to purchase, upon certain triggering events, shares of either the Company’s common stock or any acquiring company’s stock, at a reduced price. The rights are not and will not become exercisable unless certain change of control events or increases in certain parties’ percentage ownership occur. Consistent with the intent of the Rights Agreement, a shareholder who caused a triggering event would not be able to exercise his or her rights. If stockholders were to exercise rights, the effect would be to increase the percentage ownership stakes of those not causing the triggering event, while decreasing the percentage ownership stake of the party causing the triggering event. The Rights Agreement was amended on June 2, 2001 to clarify that the Recapitalization was not a triggering event under the Rights Agreement. The Rights Agreement expired in January 2005.

Note 12.	STOCK INCENTIVE PLANS

Director Stock Grant

During 2006, the Company did not make any grants as this plan has expired. During 2005, the Company granted all independent, non-employee directors 2,000 shares of Company common stock as part of their compensation. During 2004, the Company granted these directors 500 shares of Company common stock as part of their compensation. The total grant to the directors for the years ended December 31, 2005 and 2004 was 6,000 and 1,500 shares, respectively.

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

The following table summarizes option activity under each of the 1997 Incentive Plan, 1995 Incentive Plan, the Chief Executive Officer’s Plan, the Chief Financial Officer’s Plan and the Directors Plan:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Options	Price	Life	(In Thousands)

Outstanding at December 31, 2003	1,799,200	$4.92
Granted	6,000	5.91
Exercised	(75,000)	4.05
Cancelled	(4,550)	12.70

Outstanding at December 31, 2004	1,725,650	$4.94
Granted	936,000	2.71
Expired	(55,000)	8.98
Cancelled	(750,300)	4.20

Outstanding at December 31, 2005	1,856,350	$3.99
Exercised	(45,000)	3.26
Expired	(60,750)	13.23
Cancelled	(32,600)	5.53

Outstanding at December 31, 2006	1,718,000	$3.66	6.69 years	$48

Vested and Exercisable at December 31, 2006	1,098,000	$4.20	5.69 years	$16

As of December 31, 2006, total unvested compensation expense associated with stock options amounted to $0.3 million, and is being amortized on a straight-line basis over the respective option’s vesting period. The weighted average period in which the above compensation cost will be recognized is 0.9 years as of December 31, 2006.

Stock Appreciation Rights

During 2002, a non-employee consultant was awarded 200,000 SARs under the 1997 Incentive Plan. As of December 31, 2006, these SARs were outstanding at an exercise price of $6.00.

On November 21, 2002, the Board of Directors approved the 2002 Stock Appreciation Rights Plan (the “2002 SAR Plan”), authorizing the issuance of up to 1,000,000 SARs. Vesting of the SARs occurs ratably over three years from the date of issue. The 2002 SAR Plan provides limitations on redemption by holders, specifying that no more than 50% of the cumulative number of vested SARs held by an employee could be exercised in any one calendar year. The SARs expire ten years from the date of issue. The Board approved grants on November 22, 2002, of 717,175 SARs to 60 individuals with an exercise price of $3.15, which equaled the market price of Katy’s stock on the grant date. In addition, 50,000 SARs were granted to four individuals during 2003 with exercise prices ranging from $3.01 through $5.05. In 2004, 275,000 SARs were granted to fifteen individuals with exercise prices ranging from $5.20 through $6.45. No SARs were granted in 2005. In 2006, 20,000 SARs were granted to one individual with an exercise price of $3.16. In addition in 2006, 2,000 SARs each were granted to three directors with a Stand-Alone Stock Appreciation Rights Agreement. These 6,000 SARs vest immediately and have an exercise price of $2.08. At December 31, 2006, Katy had 598,281 SARs outstanding at a weighted average exercise price of $4.18.

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

The following table summarizes SARs activity under each of the 1997 Incentive Plan and the 2002 SAR Plan:

Non-Vested at December 31, 2005	85,115
Granted	26,000
Vested	(55,998)
Cancelled	(1,683)

Non-Vested at December 31, 2006	53,434

Total Outstanding at December 31, 2006	798,281

See Note 2 for a discussion of accounting for stock awards, and related fair value and pro forma earnings disclosures.

Note 13.	INCOME TAXES

The provision for income taxes from continuing operations is based on the following pre-tax loss:

	2006	2005	2004
	(Amounts in Thousands)

Domestic	$(7,504)	$(13,947)	$(38,939)
Foreign	4,946	4,719	3,239

Total	$(2,558)	$(9,228)	$(35,700)

The provision for income taxes from continuing operations consists of the following:

	2006	2005	2004
	(Amounts in Thousands)

Current tax provision (benefit):
Federal	$–	$–	$(343)
State	110	100	(204)
Foreign	2,202	1,268	2,417

Total	$2,312	$1,368	$1,870

Deferred tax provision (benefit):
Federal	$–	$–	$–
State	–	–	–
Foreign	14	240	(1,228)

Total	$14	$240	$(1,228)

Total provision from continuing operations	$2,326	$1,608	$642

Actual income taxes reported from continuing operations are different than would have been computed by applying the federal statutory tax rate to income from continuing operations before income taxes. The reasons for this difference are as follows:

	2006	2005	2004
	(Amounts in Thousands)

Benefit for income taxes at statutory rate	$(898)	$(3,230)	$(12,495)
State income taxes, net of federal benefit	72	65	(133)
Foreign tax rate differential	95	112	463
Foreign tax credits	(2,080)	(1,266)	(245)
Utilization of foreign losses	823	718	–
Return to provision adjustments	2,739	(166)	(991)
Dividend income from foreign subsidiary	1,267	913	–
Dividend gross-up	698	494	–
Stock option expense	–	529	–
Valuation allowance adjustments	(277)	3,456	14,260
Permanent items	(115)	4	103
Increase (reduction) of tax reserves	–	–	(343)
Other, net	2	(21)	23

Net provision for income taxes	$2,326	$1,608	$642

The significant components of the Company’s deferred income tax liabilities and assets are as follows:

	2006	2005
	(Amounts in Thousands)

Deferred tax liabilities
Waste-to-energy facility	$160	$(2,602)
Inventory costs	(1,072)	(1,800)
Unremitted foreign earnings	(4,153)	(4,428)

	$(5,065)	$(8,830)

Deferred tax assets
Allowance for doubtful receivables	$1,862	$972
Accrued expenses and other items	12,069	13,425
Difference between book and tax basis of property	12,859	16,149
Operating loss carry-forwards – domestic	35,103	34,770
Operating loss carry-forwards – foreign	94	45
Tax credit carry forwards	6,647	4,567
Estimated foreign tax credit related to unremitted earnings	4,153	4,428

	72,787	74,356
Less valuation allowance	(66,748)	(64,538)

	6,039	9,818

Net deferred income tax asset	$974	$988

At December 31, 2006, the Company had approximately $93.1 million of Federal net operating loss carry-forwards (“Federal NOLs”), which will expire in years 2020 through 2026 if not utilized prior to that time. Due to tax laws governing change in control events and their relation to the Recapitalization, approximately $20.4 million of the Federal NOLs are subject to certain limitations as to the amount that can be used to offset taxable income in any single year. The remainder of the Company’s domestic and foreign net operating loss carry-forwards relate to certain U.S. operating subsidiaries, and the Company’s Canadian operations, respectively, and can only be used to offset income from these operations. At December 31, 2006, the Company’s Canadian subsidiaries have Canadian net operating loss carry-forwards of approximately $0.1 million that expire in 2008. The tax credit carry-forwards relate to United States federal minimum tax credits of $1.2 million that have no expiration date, general business credits of $0.1 million that expire in years 2011 through 2022, and foreign tax credit carryovers of $5.2 million that expire in the years 2009 through 2016.

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

Deduction for Qualified Domestic Production Activities

On October 22, 2004, the President signed the American Jobs Creation Act of 2004 (the “Act”). The Act provides a deduction for income from qualified domestic production activities, which will be phased in from 2005 through 2010. In return, the Act also provides for a two-year phase-out of the existing extra-territorial income exclusion (ETI) for foreign sales that was viewed to be inconsistent with international trade protocols by the European Union. The Company expects that due to its net operating loss carry forwards and its full valuation allowance the phase out of the ETI and the phase in of this new deduction to have no effect on its effective tax rate for fiscal year 2007.

Repatriation of Foreign Earnings

The American Jobs Creation Act of 2004 provides for a special one-time elective dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (Repatriation Provision). The Company has completed its review of the Repatriation Provision and has concluded that it will not benefit from the Act because of the Company’s current tax position. As a result, the Repatriation Provision did not have any impact on income tax expense during fiscal 2006.

During 2006 and 2005, the Company made provision for U.S. federal and foreign withholding tax on approximately $8.3 million of its Canadian subsidiary earnings which we intend to repatriate. The Company provided no federal and foreign withholding tax on the undistributed earnings of its UK subsidiary as these earnings are intended to be re-invested indefinitely. It is not practicable to determine the amount of income tax liability that would result had such earnings actually been repatriated.

Note 14.	LEASE OBLIGATIONS

The Company, a lessee, has entered into non-cancelable leases for manufacturing and data processing equipment and real property with lease terms of up to ten years. Future minimum lease payments as of December 31, 2006 are as follows:

2007	$7,663
2008	7,239
2009	3,332
2010	2,732
2011	510
Thereafter	614

Total minimum payments	$22,090

Liabilities totaling $1.0 million were recorded on the Consolidated Balance Sheets at December 31, 2006, related to leased facilities that have been fully or partially abandoned and available for sub-lease. These facilities were abandoned as cost saving measures as a result of efforts to restructure the Company’s operations. These liabilities are stated at fair value (i.e., discounted), and include estimates of sub-lease revenue. See Note 21 for further detail on accrued amounts in both current and long-term liabilities related to non-cancelable, abandoned, leased facilities.

Rental expense for 2006, 2005 and 2004 for operating leases from continuing operations was $8.4 million, $8.9 million, and $10.8 million, respectively. Also, $1.4 million and $1.3 million of rent was paid and charged against liabilities in 2006 and 2005, respectively, for non-cancelable leases at facilities abandoned as a result of restructuring initiatives. In 2004, the Company bought out the remaining obligation for its non-cancelable lease at the Warson Road facility for $2.3 million.

Note 15.	RELATED PARTY TRANSACTIONS

In connection with the CCP (formerly Contico International, L.L.C.) acquisition on January 8, 1999, the Company entered into building lease agreements with Newcastle. Lester Miller, the former owner of CCP, and a Katy director from 1999 to 2000, is the majority owner of Newcastle. Since the acquisition of CCP, several additional properties utilized by CCP are leased directly from Lester Miller. Rental expense for these properties approximates historical market rates. Related party rental expense was approximately $0.5 million for each of the years ended December 31, 2006, 2005 and 2004.

Kohlberg, whose affiliate holds all 1,131,551 shares of our Convertible Preferred Stock, provides ongoing management oversight and advisory services to Katy. We paid $0.5 million annually for such services in 2006, 2005 and 2004, respectively, and expect to pay $0.5 million annually in future years. Such amounts are recorded in selling, general and administrative expenses in the Consolidated Statements of Operations.

Note 16.	INDUSTRY SEGMENTS AND GEOGRAPHIC INFORMATION

The Company is organized into two operating segments: Maintenance Products and Electrical Products. The activities of the Maintenance Products Group include the manufacture and distribution of a variety of commercial cleaning supplies and consumer home products. The Electrical Products Group is a marketer and distributor of consumer electrical corded products. Principal geographic markets are in the United States, Canada, and Europe and include the sanitary maintenance, foodservice, mass merchant retail and home improvement markets. During 2006, Lowe’s Companies, Inc. (“Lowe’s”) and Wal-Mart Stores, Inc. (“Wal-Mart”) accounted for 16% and 14%, respectively, of consolidated net sales. Sales to Lowe’s are made by two separate business units (Woods US and Contico). Sales to Wal-Mart are made by six separate business units (Woods US, Contico, Glit, Woods Canada, Wilen, and Continental). A significant loss of business at either of these retail outlets could have a material adverse impact on the Company’s results.

For all periods presented, information for the Maintenance Products Group excludes amounts related to the United Kingdom consumer plastics and Metal Truck Box business units as these units are classified as discontinued operations as discussed further in Note 6. The table below summarizes the key factors in the year-to-year changes in operating results:

		Years Ended December 31,
		2006	2005	2004
		(Amounts in Thousands)

Maintenance Products Group
Net external sales		$208,423	$216,068	$237,927
Operating income (loss)		6,275	(6,261)	(4,115)
Operating margin (deficit)		3.0%	(2.9)%	(1.7)%
Depreciation and amortization		7,694	7,673	10,593
Capital expenditures		3,855	8,329	10,111
Total assets		95,963	108,012	124,458
Electrical Products Group
Net external sales		$187,743	$207,322	$178,754
Operating income		8,846	17,385	16,809
Operating margin		4.7%	8.4%	9.4%
Depreciation and amortization		827	1,191	1,327
Capital expenditures		739	596	671
Total assets		74,161	66,744	57,698
Net sales	- Operating segments	$396,166	$423,390	$416,681

	Total	$396,166	$423,390	$416,681

Operating income (loss)	- Operating segments	$15,121	$11,124	$12,694
	- Unallocated corporate	(10,589)	(12,764)	(10,341)
	- Impairments of long-lived assets	–	(2,112)	(30,056)
	- Severance, restructuring and related charges	112	(1,090)	(3,505)
	- (Loss) gain on sale of assets	(467)	377	288

	Total	$4,177	$(4,465)	$(30,920)

Depreciation and amortization	- Operating segments	$8,521	$8,864	$11,920
	- Unallocated corporate	119	104	225

	Total	$8,640	$8,968	$12,145

Capital expenditures	- Operating segments	$4,594	$8,925	$10,782
	- Unallocated corporate	20	–	–
	- Discontinued operations	128	441	3,094

	Total	$4,742	$9,366	$13,876

Total assets	- Operating segments	$170,124	$174,756	$182,156
	- Other [a]	6,700	27,391	31,801
	- Unallocated corporate	6,850	10,536	10,507

	Total	$183,674	$212,683	$224,464

[a] Amounts shown as “Other” represent items associated with Sahlman Holding Company, Inc., the Company’s equity method investment, and the assets of the United Kingdom consumer plastics and the Metal Truck Box business units.

The Company operates businesses in the United States and foreign countries. The operations for 2006, 2005 and 2004 of businesses within major geographic areas are summarized as follows:

	United			Europe
(Thousands of Dollars)	States	Canada	U.K.	(Excluding U.K.)	Other	Consolidated

2006:
Sales to unaffiliated customers	$316,313	$58,334	$14,289	$3,826	$3,404	$396,166
Total assets	$146,492	$24,678	$12,264	$–	$240	$183,674
2005:
Sales to unaffiliated customers	$347,894	$53,684	$14,185	$3,721	$3,906	$423,390
Total assets	$161,633	$25,950	$24,881	$–	$219	$212,683
2004:
Sales to unaffiliated customers	$346,346	$47,549	$14,167	$4,423	$4,196	$416,681
Total assets	$170,166	$23,513	$30,227	$558	$–	$224,464

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

B.    Sterling Fluid Systems (USA) has tendered over 2,082 cases pending in Michigan, New Jersey, New York, Illinois, Nevada, Mississippi, Wyoming, Louisiana, Georgia, Massachusetts and California to the Company for defense and indemnification. With respect to one case, Sterling has demanded that Katy indemnify it for a $200,000 settlement. Sterling bases its tender of the complaints on the provisions contained in a 1993 Purchase Agreement between the parties whereby Sterling purchased the LaBour Pump business and other assets from the Company. Sterling has not filed a lawsuit against Katy in connection with these matters.

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

C.    LaBour Pump Company, a former subsidiary of the Company, has been named as a defendant in over 361 similar cases in New Jersey. These cases have also been tendered by Sterling. The Company has elected to defend these cases, many of which have been dismissed or settled for nominal sums.

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

The time set for discovery has concluded, and the appearing Defendants (including Woods) have moved for summary judgment on all remaining claims against them. Defendants have also moved under the Court’s rules for sanctions against Plaintiffs for their asserted failures to abide by the rules of discovery and produce certain documents and witnesses. These discovery sanction motions separately seek dismissal of all of Plaintiffs’ claims with prejudice. Plaintiffs have cross-moved for summary judgment in their favor on their claims under the alleged guarantees purportedly executed by old Woods Wire Products, Inc. (the company from which Woods purchased certain assets). Summary judgment briefing is expected to be complete by April 15, 2007, with a decision some time thereafter. A trial, if any is necessary, is not expected until late 2007 or 2008.

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

Note 18.	SEVERANCE, RESTRUCTURING AND RELATED CHARGES

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

A summary of charges (reductions) by major initiative is as follows:

	2006	2005	2004
	(Amounts in Thousands)

Consolidation of St. Louis manufacturing/distribution facilities	$(499)	$39	$1,460
Consolidation of Glit facilities	299	724	791
Corporate office relocation	217	172	–
Shutdown of Woods U.S. manufacturing	(115)	–	38
Shutdown of Woods Canada manufacturing	(14)	134	841
Consolidation of administrative functions for CCP	–	21	215
Other	–	–	160

Total severance, restructuring and related costs	$(112)	$1,090	$3,505

Consolidation of St. Louis manufacturing/distribution facilities  – In 2002, the Company committed to a plan to consolidate the manufacturing and distribution of the four CCP facilities in the St. Louis, Missouri area. Management believed that in order to implement a more competitive cost structure and combat competitive pricing pressure, the excess capacity at the four plastic molding facilities in this area would need to be eliminated. This plan was expected to be completed by the end of 2003; however charges have been incurred past 2003 due to changes in assumptions in non-cancelable lease accruals. Charges in 2006 were for an adjustment to the non-cancelable lease accrual at the Hazelwood, Missouri facility due to the execution of a sublease on the property as well as an increased amount of usable manufacturing space currently required. Charges in 2005 and 2004 related to adjustments to previously established non-cancelable lease liabilities for abandoned facilities and costs for the movement of inventory and equipment. Management believes that no further charges will be incurred for this activity, except for potential adjustments to non-cancelable lease liabilities. Following is a rollforward of restructuring liabilities by type for the consolidation of St. Louis manufacturing/distribution facilities (amounts in thousands):

Contract
Termination
Costs [b]

Restructuring liabilities at December 31, 2004	$2,402
Additions	100
Reductions	(61)
Payments	(596)

Restructuring liabilities at December 31, 2005	$1,845
Additions	–
Reductions	(499)
Payments	(881)

Restructuring liabilities at December 31, 2006	$465

Consolidation of Glit facilities – In 2002, the Company approved a plan to consolidate the manufacturing facilities of its Glit business unit in order to implement a more competitive cost structure. It was anticipated that this activity would begin in early 2003 and be completed by the end of the second quarter of 2004. Due to numerous operational issues, including management turnover and a small fire at the Wrens, Georgia facility, the completion of this consolidation was delayed. In 2006, the Company completed the closure of the Pineville, North Carolina facility. Charges were incurred in 2006 associated with severance ($0.1 million) and costs for the movement of equipment ($0.2 million). In 2005, the Company completed the closure of the Lawrence, Massachusetts facility. Charges were incurred in 2005 associated with severance ($0.3 million), establishment of non-cancelable lease liability ($0.3 million) and other charges ($0.1 million). Charges were incurred in 2004 related to severance for expected terminations at the Lawrence facility ($0.4 million), the closure of the Pineville facility ($0.3 million) and expenses for the preparation of the Wrens facility ($0.1 million). Management believes that no further charges will be incurred for this activity. Following is a rollforward of restructuring liabilities by type for the consolidation of Glit facilities (amounts in thousands):

		One-time	Contract
		Termination	Termination
	Total	Benefits [a]	Costs [b]	Other [c]

Restructuring liabilities at December 31, 2004	$983	$733	$250	$–
Additions	724	313	263	148
Payments	(1,202)	(791)	(263)	(148)

Restructuring liabilities at December 31, 2005	$505	$255	$250	$–
Additions	299	109	–	190
Payments	(799)	(364)	(245)	(190)

Restructuring liabilities at December 31, 2006	$5	$–	$5	$–

Corporate office relocation – In November 2005, the Company announced the closing of its corporate office in Middlebury, Connecticut, and the relocation of certain corporate functions to the CCP location in Bridgeton, Missouri, the outsourcing of other functions, and the move of the remaining functions to a new location in Arlington, Virginia. The amounts recorded in 2006 and 2005 primarily relate to severance for employees at the Middlebury office. Following is a rollforward of restructuring liabilities by type for the corporate office relocation (amounts in thousands):

One-time
Termination
Benefits [a]

Restructuring liabilities at December 31, 2004	$–
Additions	172
Payments	(15)

Restructuring liabilities at December 31, 2005	$157
Additions	217
Payments	(374)

Restructuring liabilities at December 31, 2006	$–

Shutdown of Woods U.S. manufacturing – During 2002, a major restructuring occurred at the Woods business unit. After significant study and research into different sourcing alternatives, Katy decided that Woods would source all of its products from Asia. In December 2002, Woods shut down all U.S. manufacturing facilities, which were in suburban Indianapolis and in southern Indiana. In 2006, outstanding liabilities were removed as no additional restructuring activity was anticipated. All 2005 activity reflects payments on the non-cancelable lease accrual. During 2004, a charge of $0.3 million was recorded for the shutdown and relocation of a procurement office in Asia and was offset by a credit of $0.3 million to reverse a non-cancelable lease accrual based on a change in usage of a leased facility that was previously impaired. Following is a rollforward of restructuring liabilities by type for the shutdown of Woods U.S. manufacturing (amounts in thousands):

		One-time	Contract
		Termination	Termination
	Total	Benefits [a]	Costs [b]

Restructuring liabilities at December 31, 2004	$261	$20	$241
Additions	–	–	–
Reductions	–	–	–
Payments	(176)	–	(176)
Currency translation and other	110	–	110

Restructuring liabilities at December 31, 2005	$195	$20	$175
Additions	–	–	–
Reductions	(115)	(19)	(96)
Payments	(80)	(1)	(79)

Restructuring liabilities at December 31, 2006	$–	$–	$–

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

		One-time	Contract
		Termination	Termination
	Total	Benefits [a]	Costs [b]

Restructuring liabilities at December 31, 2004	$808	$54	$754
Additions	153	–	153
Reductions	(19)	(19)	–
Payments	(242)	(34)	(208)
Currency translation and other	17	(1)	18

Restructuring liabilities at December 31, 2005	$717	$–	$717
Additions	–	–	–
Reductions	(14)	–	(14)
Payments	(220)	–	(220)
Currency translation	8	–	8

Restructuring liabilities at December 31, 2006	$491	$–	$491

Consolidation of administrative functions for CCP – In 2002, in order to streamline processes and eliminate duplicate functions, the Company initiated a plan to centralize certain administrative and back office functions into Bridgeton, Missouri from certain businesses within the Maintenance Products Group. This plan was anticipated to be completed in 2004 upon the transfer of functions from the Lawrence, Massachusetts facility (see Consolidation of Glit facilities above); however the closure was delayed and subsequently contributed to the delay in this plan until completion in 2005. Katy has incurred primarily severance costs over the past three years for this integration of back office and administrative functions. The most significant project is the centralization of the customer service functions for the Continental, Glit, Wilen, and Disco business units. Following is a rollforward of restructuring liabilities by type for the consolidation of administrative functions for CCP (amounts in thousands):

One-time
Termination
Benefits [a]

Restructuring liabilities at December 31, 2004	$–
Additions	21
Payments	(21)

Restructuring liabilities at December 31, 2005	$–
Additions	–
Payments	–

Restructuring liabilities at December 31, 2006	$–

Other – During 2004, costs were incurred for the closure of CCP’s metals facility in Santa Fe Springs, California ($0.1 million) and for the closure of CCP’s facility in Canada and the subsequent consolidation into the Woods Canada facility ($0.1 million).

A rollforward of all restructuring and related reserves since December 31, 2004 is as follows (amounts in thousands):

		One-time	Contract
		Termination	Termination
	Total	Benefits [a]	Costs [b]	Other [c]

Restructuring and related liabilities at December 31, 2004	$4,454	$807	$3,647	$–
Additions	1,170	506	516	148
Reductions	(80)	(19)	(61)	–
Payments	(2,252)	(861)	(1,243)	(148)
Currency translation and other	127	(1)	128	–

Restructuring and related liabilities at December 31, 2005	$3,419	$432	$2,987	$–
Additions	516	326	–	190
Reductions	(628)	(19)	(609)	–
Payments	(2,354)	(739)	(1,425)	(190)
Currency translation	8	–	8	–

Restructuring and related liabilities at December 31, 2006 [d]	$961	$–	$961	$–

[a] Includes severance, benefits, and other employee-related costs associated with the employee terminations.

[b] Includes charges related to non-cancelable lease liabilities for abandoned facilities, net of potential sub-lease revenue. Total maximum potential amount of lease loss, excluding any sublease rentals, is $1.8 million as of December 31, 2006. The Company has included $0.8 million as an offset for sublease rentals.

[c] Includes charges associated with moving inventory, machinery and equipment, and consolidation of administrative and operational functions.

[d] Katy expects to substantially complete its restructuring program in 2007. The remaining severance, restructuring and related costs for these initiatives are expected to be approximately $0.3 million.

The table below details activity in restructuring and related reserves by operating segment since December 31, 2004 (amounts in thousands):

		Maintenance	Electrical
		Products	Products
	Total	Group	Group	Corporate

Restructuring and related liabilities at December 31, 2004	$4,454	$3,385	$1,069	$–
Additions	1,170	845	153	172
Reductions	(80)	(61)	(19)	–
Payments	(2,252)	(1,819)	(418)	(15)
Currency translation and other	127	–	127	–

Restructuring and related liabilities at December 31, 2005	$3,419	$2,350	$912	$157
Additions	516	299	–	217
Reductions	(628)	(499)	(129)	–
Payments	(2,354)	(1,680)	(300)	(374)
Currency translation	8	–	8	–

Restructuring and related liabilities at December 31, 2006	$961	$470	$491	$–

The table below summarizes the future obligations for severance, restructuring and other related charges by operating segment detailed above (amounts in thousands):

		Maintenance	Electrical
		Products	Products
	Total	Group	Group	Corporate

2007	$419	$186	$233	$–
2008	336	94	242	–
2009	75	59	16	–
2010	63	63	–	–
2011	68	68	–	–

Total Payments	$961	$470	$491	$–

Note 19.	ACQUISITION

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

Note 20.	QUARTERLY RESULTS OF OPERATIONS (UNAUDITED):

For all periods presented, net sales and gross profit excludes amounts related to the United Kingdom consumer plastics and Metal Truck Box business units as these units are classified as discontinued operations as discussed further in Note 6:

2006	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr

Net sales	$75,818	$88,618	$121,217	$110,513

Gross profit	$10,411	$12,469	$16,305	$12,286

Loss before cumulative effect of a change in accounting principle	$(5,035)	$(1,882)	$(1,812)	$(2,503)

Net loss	$(5,791)	$(1,882)	$(1,812)	$(2,503)

Net loss attributable to common stockholders	$(5,791)	$(1,882)	$(1,812)	$(2,503)

Loss per share of common stock – Basic and diluted [a]:
Loss before cumulative effect of a change in accounting principle	$(0.64)	$(0.23)	$(0.23)	$(0.31)

Net loss attributable to common stockholders	$(0.73)	$(0.23)	$(0.23)	$(0.31)

2005	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr

Net sales	$86,511	$90,048	$133,165	$113,666

Gross profit	$8,754	$10,747	$16,763	$14,411

Net (loss) income	$(4,648)	$(6,046)	$1,333	$(3,796)

Net (loss) income attributable to common stockholders	$(4,648)	$(6,046)	$1,333	$(3,796)

(Loss) earnings per share of common stock – Basic and diluted [a]	$(0.59)	$(0.76)	$0.17	$(0.48)

During 2005, the Company recorded the following quarterly pre-tax charges for severance, restructuring and related charges and impairments of long-lived assets:

	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr

Severance, restructuring and related charges	$172	$466	$254	$198
Impairments of long-lived assets	$–	$–	$–	$2,112

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

[a] The sum of basic and diluted loss (earnings) per share of common stock does not total to the basic and diluted loss per share reported in the Consolidated Statements of Operations or Note 9 due to the fluctuation of shares outstanding throughout the years ending December 31, 2006 and 2005.

Note 21.	SUPPLEMENTAL BALANCE SHEET INFORMATION

The following table provides detail regarding other assets shown on the Consolidated Balance Sheets:

	December 31,
	2006	2005

Debt issuance costs, net	$2,885	$3,750
Equity method investment in unconsolidated affiliate	2,217	2,217
Rabbi trust assets	1,455	1,221
Notes receivable – sale of business	1,200	–
Other	1,233	1,455

Total	$8,990	$8,643

The following table provides detail regarding accrued expenses shown on the Consolidated Balance Sheets:

	December 31,
	2006	2005

Contingent liabilities	$15,705	$15,413
Advertising and rebates	11,594	11,979
Accrued income taxes	1,649	775
Commissions	1,215	1,118
Professional services	847	644
Accrued SARs	567	–
Non-cancelable lease liabilities – restructuring	428	837
SESCO note payable to Montenay	400	1,100
Other restructuring	–	117
Other	5,782	5,730

Total	$38,187	$37,713

Contingent liabilities consist of accruals for estimated losses associated with environmental issues, the uninsured portion of general and product liability and workers’ compensation claims, and a purchase price adjustment associated with the purchase of a subsidiary.

The following table provides detail regarding other liabilities shown on the Consolidated Balance Sheets:

	December 31,
	2006	2005

Pension and postretirement benefits	$3,763	$2,475
Deferred compensation	2,983	3,552
Non-cancelable lease liabilities – restructuring	703	1,941
SESCO note payable to Montenay	–	1,487
Other	953	1,042

Total	$8,402	$10,497

Note 22.	SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid during the year for interest and income taxes is as follows:

	Years Ended December 31,
	2006	2005	2004

Interest	$5,486	$3,953	$2,411

Income taxes	$1,067	$1,789	$759

A significant non-cash transaction for 2006 includes the $1.2 million promissory note received as part of the sale of the Metal Truck Box business unit. See Note 6 for further discussion.

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

A significant non-cash transaction for 2004 includes the accrual of PIK dividends on the Convertible Preferred Stock of $14.7 million. The PIK dividends are recorded at fair value. In this case, each convertible preferred share is translated to its common equivalent (16.6667 common shares per each convertible preferred share) and multiplied by $6.00, which is the value of each common share equivalent given the proceeds from the issuance of the Convertible Preferred Stock.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.  CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings with the Securities and Exchange Commission (“SEC”) is reported within the time periods specified in the SEC’s rules, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We also have investments in certain unconsolidated entities. The oversight of these entities includes an assessment of controls over the recording of related amounts in the consolidated financial statements, including controls over the selection of accounting methods, the recognition of equity method income and losses, and the determination, valuation, and recording of assets in our investment account balances.

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

There have been no changes in Katy’s internal control over financial reporting during the quarter and year ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect Katy’s internal control over financial reporting.

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

The following is a summary of the specific actions that have been taken to correct the internal control deficiencies and related status as of December 31, 2006:

•	Implementation of short term corrective actions in shipping and receiving – Revised shipping, receiving, physical inventory, period end cut-off and returned goods procedures have been issued. Training to reinforce the importance of the physical verification was provided to all appropriate material handlers. Products loaded for shipment are now verified against system generated bill of ladings. A receiving log was implemented in the first quarter of 2005 and is reviewed at least weekly by the distribution manager.

•	Establishment of improved interim recording of raw material usage – The shop floor module in PRMS (the facility’s ERP system) was activated on July 1, 2005. Large raw material variances continue to be reviewed and/or isolated by work order to allow bill of material (“BOM”) corrections as required. Miscellaneous inventory transactions are being downloaded and reviewed at least weekly by cost accounting. In 2005, a supplemental system was also re-implemented to allow the daily review of costed non-woven production runs to identify process or material variances. The output of this system yields a daily cost per yard of non-woven material produced, as well as an average cost per yard over multiple batches/runs. This information was used as a reference point and allowed material cost verifications with PRMS formula BOMs. During the third quarter of 2006, the Company discontinued the supplemental system given the higher level of accuracy being obtained from the shop floor module in PRMS.

•	Reestablishment of a monthly physical inventory until the PRMS perpetual inventory process is re-implemented – This location’s monthly physical inventory was reinstituted for the February 2005 accounting close. We continue taking a monthly physical inventory throughout 2005 and 2006. Over the past year, overall accuracy, based on inventory value, continues to significantly improve.

•	Establishment of security measures to mitigate the risk of theft – All employees were issued parking permits to help identify on-site traffic of non-employees. A security camera system was installed and became operational in June 2005. Cameras provide monitoring of key plant areas by both security personnel and key managers.

•	Improvement in bill of material and routing accuracy – In July 2005, a BOM accuracy project was completed which encompassed the review of the most significant BOMs across all product lines. Efforts are now ongoing to review remaining BOMs, prioritizing based on sales volumes and comparative analysis with other BOMs of like material/sizes. All remaining significant BOMs, based on volume levels, were updated by February 1, 2006.

•	Proper staffing and planning of PRMS re-implementation – The PRMS re-implementation was completed at the end of July 2005. The Material Planning and Scheduling module of PRMS was completed in the fourth quarter of 2005. The total re-implementation was facilitated by a consultant with expertise with both PRMS and ERP system implementation across varied industries.

•	Establishment of procedures for production reporting and inventory transactions – Detailed procedures for reporting of production in PRMS have been issued. The implementation of scanning for inventory transactions was completed in August and documented procedures were completed in September, 2005. Any additional procedures will be finalized and documented when they are validated.

•	Activation of PRMS production and inventory system – The system was fully activated on February 1, 2006 which allows the accumulation and reporting of transactions, maintenance of perpetual inventory records, and the calculation of standard cost and related variances. The system will continue to operate in parallel with the monthly physical inventory until all significant variances will be identified and corrected.

We believe that we have made significant progress in the items noted above. With the implementation of PRMS production and inventory system and the other internal controls implemented, we can conclude the Company can rely on the adequacy of inventory controls (without the monthly physical inventory counts) at the Wrens, Georgia facility as of December 31, 2006.

Item 9B.   OTHER INFORMATION

None.

Part III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding the directors of Katy is incorporated herein by reference to the information set forth under the section entitled “Election of Directors” in the Proxy Statement of Katy Industries, Inc. for its 2007 Annual Meeting.

Information regarding executive officers of Katy is incorporated herein by reference to the information set forth under the section entitled “Information Concerning Directors and Executive Officers” in the Proxy Statement of Katy Industries, Inc. for its 2007 Annual Meeting.

Information regarding compliance with Section 16 of the Securities Exchange Act of 1934 is incorporated herein by reference to the information set forth under the Section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” for its 2007 Annual Meeting.

Information regarding Katy’s Code of Ethics is incorporated herein by reference to the information set forth under the Section entitled “Code of Ethics” in the Proxy Statement of Katy Industries, Inc. for its 2007 Annual Meeting.

Item 11.  EXECUTIVE COMPENSATION

Information regarding compensation of executive officers is incorporated herein by reference to the information set forth under the section entitled “Executive Compensation” in the Proxy Statement of Katy Industries, Inc. for its 2007 Annual Meeting.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding beneficial ownership of stock by certain beneficial owners and by management of Katy is incorporated by reference to the information set forth under the section “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management” in the Proxy Statement of Katy Industries, Inc. for its 2007 Annual Meeting.

Equity Compensation Plan Information

The following table represents information as of December 31, 2006 with respect to equity compensation plans under which shares of the Company’s common stock are authorized for issuance:

			Number of Securities
			Remaining Available for
	Number of Securities to	Weighted-average	Future Issuances Under Equity
	Be Issued on Exercise of	Exercise Price of	Compensation Plans
	Outstanding Option,	Outstanding Options,	(Excluding Securities
Plan Category	Warrants and Rights	Warrants and Rights	Reflected in Column (a))
	(a)	(b)	(c)

Equity Compensation Plans Approved by Stockholders	753,173	$4.92	721,748
Equity Compensation Plans Not Approved by Stockholders	1,763,108	$3.56	–

Total	2,516,281		721,748

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

On November 21, 2002, the Board of Directors approved the 2002 Stock Appreciation Rights Plan (the “2002 SAR Plan”), authorizing the issuance of up to 1,000,000 stock appreciation rights (“SARs”). Vesting of the SARs occurs ratably over three years from the date of issue. The 2002 SAR Plan provides limitations on redemption by holders, specifying that no more than 50% of the cumulative number of vested SARs held by an employee could be exercised in any one calendar year. The SARs expire ten years from the date of issue. The Board approved grants on November 22, 2002, of 717,175 SARs to 60 individuals with an exercise price of $3.15, which equaled the market price of Katy’s stock on the grant date. In addition, 50,000 SARs were granted to four individuals during 2003 and 275,000 SARs were granted to fifteen individuals during 2004. No SARs were granted in 2005. In 2006, 20,000 SARs were granted to one individual with an exercise price of $3.16. In addition in 2006, 2,000 SARs each were granted to three directors with a Stand-Alone Stock Appreciation Rights Agreement. These 6,000 SARs each vest immediately and have an exercise price of $2.08. At December 31, 2006, Katy had 598,281 SARs outstanding at a weighted average exercise price of $4.18. Compensation income associated with the vesting of stock appreciation rights was $0.9 million and $0.1 million in 2005 and 2004, respectively. The 2002 SAR Plan also provides that in the event of a Change in Control of the Company, all outstanding SARs may become fully vested. In accordance with the 2002 SAR Plan, a “Change in Control” is deemed to have occurred upon any of the following events: 1) a sale of 100 percent of the Company’s outstanding capital stock, as may be outstanding from time to time; 2) a sale of all or substantially all of the Company’s operating subsidiaries or assets; or 3) a transaction or series of transactions in which any third party acquires an equity ownership in the Company greater than that held by KKTY Holding Company, L.L.C. and in which Kohlberg & Co., L.L.C. relinquishes its right to nominate a majority of the candidates for election to the Board of Directors.

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

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions with management is incorporated herein by reference to the information set forth under the section entitled “Executive Compensation” in the Proxy Statement of Katy Industries, Inc. for its 2007 Annual Meeting.

Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Information regarding principal accountant fees and services is incorporated herein by reference to the information set forth under the section entitled “Proposal 2 – Ratification of the Independent Public Auditors” in the Proxy Statement of Katy Industries, Inc. for its 2007 Annual Meeting.

Part IV

Item 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	1. Financial Statements

The following financial statements of Katy are set forth in Part II, Item 8, of this Form 10-K:

- Consolidated Balance Sheets as of December 31, 2006 and 2005	39
- Consolidated Statements of Operations for the years ended December 31, 2006, 2005 and 2004	41
- Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2006, 2005 and 2004	42
- Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004	43
- Notes to Consolidated Financial Statements	44

2. Financial Statement Schedules

The financial statement schedule filed with this report is listed on the “Index to Financial Statement Schedules” on page 90 of this Form 10-K.

3. Exhibits

The exhibits filed with this report are listed on the “Exhibit Index.”

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 16, 2007	KATY INDUSTRIES, INC. Registrant

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of this 16th day of March, 2007.

Signature	Title

/S/ William F. Andrews William F. Andrews	Chairman of the Board and Director

/S/ Anthony T. Castor III Anthony T. Castor III	President, Chief Executive Officer and Director (Principal Executive Officer)

/S/ Amir Rosenthal Amir Rosenthal	Vice President, Chief Financial Officer, General Counsel and Secretary (Principal Financial and Accounting Officer)

/S/ Christopher Anderson Christopher Anderson	Director

/S/ Robert M. Baratta Robert M. Baratta	Director

/S/ Daniel B. Carroll Daniel B. Carroll	Director

/S/ Wallace E. Carroll, Jr. Wallace E. Carroll, Jr.	Director

/S/ Samuel P. Frieder Samuel P. Frieder	Director

/S/ Christopher Lacovara Christopher Lacovara	Director

/S/ Shant Mardirossian Shant Mardirossian	Director

INDEX TO FINANCIAL STATEMENT SCHEDULES

Report of Independent Registered Public Accounting Firm	89
Schedule II – Valuation and Qualifying Accounts	90
Consent of Independent Registered Public Accounting Firm	96

All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the Consolidated Financial Statements of Katy or the Notes thereto.

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM ON
FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Stockholders of Katy Industries, Inc.:

Our audits of the consolidated financial statements referred to in our report dated March 16, 2007 appearing in the 2006 Annual Report to Shareholders of Katy Industries, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

St. Louis, Missouri
March 16, 2007

KATY INDUSTRIES, INC. AND SUBSIDIARIES
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2006, 2005 AND 2004
(Amounts in Thousands)

	Balance at	Additions	Write-offs		Balance
	Beginning	Charged to	to	Other	at End
Accounts Receivable Reserves	of Year	Expense	Reserves	Adjustments	of Year

Year ended December 31, 2006
Trade receivables	$2,445	$3,008	$(3,188)	$(52)	$2,213
Sales allowances	14,071	32,413	(27,855)	(736)	17,893

	$16,516	$35,421	$(31,043)	$(788)	$20,106

Year ended December 31, 2005
Trade receivables	$2,827	$3,283	$(3,663)	$(2)	$2,445
Sales allowances	14,571	31,768	(32,575)	307	14,071

	$17,398	$35,051	$(36,238)	$305	$16,516

Year ended December 31, 2004
Trade receivables	$3,029	$3,096	$(2,985)	$(313)	$2,827
Long-term notes receivable	105	250	(355)	–	–
Sales allowances	11,355	31,955	(28,791)	52	14,571

	$14,489	$35,301	$(32,131)	$(261)	$17,398

	Balance at	Additions	Write-offs		Balance
	Beginning	Charged to	to	Other	at End
Inventory Reserves	of Year	Expense	Reserves	Adjustments	of Year

Year ended December 31, 2006	$4,548	$979	$(1,239)	$(519)	$3,769
Year ended December 31, 2005	$4,671	$952	$(1,043)	$(32)	$4,548
Year ended December 31, 2004	$5,630	$1,727	$(2,766)	$80	$4,671

	Balance at				Balance
	Beginning			Other	at End
Income Tax Valuation Allowances	of Year	Provision	Reversals	Adjustments	of Year

Year ended December 31, 2006	$64,538	$2,210	$–	$–	$66,748
Year ended December 31, 2005	$60,028	$4,510	$–	$–	$64,538
Year ended December 31, 2004	$46,171	$13,857	$–	$–	$60,028

KATY INDUSTRIES, INC.
EXHIBIT INDEX
DECEMBER 31, 2006

Exhibit
Number		Exhibit Title	Page

2		Preferred Stock Purchase and Recapitalization Agreement, dated as of June 2, 2001 (incorporated by reference to Annex B to the Company’s Proxy Statement on Schedule 14A filed June 8, 2001).	*
3.1		The Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K on July 13, 2001).	*
3.2		The By-laws of the Company, as amended (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q filed May 15, 2001).	*
4.1		Rights Agreement dated as of January 13, 1995 between Katy and Harris Trust and Savings Bank as Rights Agent (incorporated by reference to Exhibit 2.1 of the Company’s Form 8-A filed January 17, 1995).	*
4	.1a	First Amendment to Rights Agreement, dated as of October 30, 1996, between Katy and Harris Trust and Savings Bank as Rights Agent (incorporated by reference to Exhibit 4.1(a) of the Company’s Quarterly Report on Form 10-Q filed August 9, 2006).	*
4	.1b	Second Amendment to Rights Agreement, dated as of January 8, 1999, between Katy and LaSalle National Bank as Rights Agent (incorporated by reference to Exhibit 4.1(b) of the Company’s Annual Report on Form 10-K filed March 18, 1999).	*
4	.1c	Third Amendment to Rights Agreement, dated as of March 30, 2001, between Katy and LaSalle Bank, N.A. as Rights Agent (incorporated by reference to Exhibit(e)(3) to the Company’s Solicitation/Recommendation Statement on Schedule 14D-9 filed April 25, 2001).	*
4	.1d	Forth Amendment to Rights Agreement, dated as of June 2, 2001, between Katy and LaSalle Bank N.A. as Rights Agent (incorporated by reference to Exhibit 4.1(d) of the Company’s Quarterly Report on Form 10-Q filed August 9, 2006).	*
10.1		Amended and Restated Katy Industries, Inc. 1995 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed August 9, 2006).	*
10.2		Katy Industries, Inc. Non-Employee Director Stock Option Plan (incorporated by reference to Katy’s Registration Statement on Form S-8 filed June 21, 1995).	*
10.3		Katy Industries, Inc. Supplemental Retirement and Deferral Plan effective as of June 1, 1995 (incorporated by reference to Exhibit 10.4 to Company’s Annual Report on Form 10-K filed April 1, 1996).	*
10.4		Katy Industries, Inc. Directors’ Deferred Compensation Plan effective as of June 1, 1995 (incorporated by reference to Exhibit 10.5 to Company’s Annual Report on Form 10-K filed April 1, 1996).	*
10.5		Employment Agreement dated as of June 1, 2005 between Anthony T. Castor III and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed August 15, 2005).	*
10.6		Katy Industries, Inc. 2005 Chief Executive Officer’s Plan (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed August 15, 2005).	*
10.7		Employment Agreement dated as of September 1, 2001 between Amir Rosenthal and the Company (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q dated November 14, 2001).	*
10.8		Amendment dated as of October 1, 2004 to the Employment Agreement dated as of September 1, 2001 between Amir Rosenthal and the Company (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q dated November 10, 2004).	*
10.9		Katy Industries, Inc. 2001 Chief Financial Officer’s Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q dated November 14, 2001).	*

Exhibit
Number	Exhibit Title	Page

10.10	Katy Industries, Inc. 2002 Stock Appreciation Rights Plan, dated November 21, 2002, (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K dated April 15, 2003).	*
10.11	Katy Industries, Inc. Executive Bonus Plan dated December 2001 (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K dated April 15, 2005).	*
10.12	Amended and Restated Loan Agreement dated as of April 20, 2004 with Fleet Capital Corporation, (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q dated May 10, 2004).	*
10.13	First Amendment to Amended and Restated Loan Agreement dated as of June 29, 2004 with Fleet Capital Corporation, (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q dated August 16, 2004).	*
10.14	Second Amendment to Amended and Restated Loan Agreement dated as of March 29, 2005 with Fleet Capital Corporation (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed April 1, 2005).	*
10.15	Third Amendment to Amended and Restated Loan Agreement dated as of April 13, 2005 with Fleet Capital Corporation (incorporated by reference to Exhibit 10.17 of the Company’s Annual Report on Form 10-K dated April 15, 2005).	*
10.16	Fourth Amendment to Amended and Restated Loan Agreement dated as of June 8, 2005 with Fleet Capital Corporation (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q dated August 15, 2005).	*
10.17	Fifth Amendment to Amended and Restated Loan Agreement dated as of August 4, 2005 with Fleet Capital Corporation (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q dated August 15, 2005).	*
10.18	Sixth Amendment to Amended and Restated Loan Agreement dated as of March 9, 2006 with Bank of America, N.A. (incorporated by reference to Exhibit 10.18 of the Company’s Annual Report on Form 10-K dated March 31, 2006).	*
10.19	Seventh Amendment to Amended and Restated Loan Agreement dated as of November 27, 2006 with Bank of America, N.A. (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed November 28, 2006).	*
10.20	Eighth Amendment to Amended and Restated Loan Agreement dated as of March 8, 2007 with Bank of America, N.A. (incorporate by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed March 12, 2007).	*
10.21	ISDA Master Agreement and Schedule dated as of August 11, 2005, between Bank of America, N.A. and Katy Industries, Inc. and Transaction Confirmation dated as of August 16, 2005 (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q dated November 15, 2005).	*
10.22	Amended and Restated Katy Industries, Inc. 1997 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.20 of the Company’s Quarterly Report on Form 10-Q filed August 9, 2006).	*
10.23	Stand-Alone Stock Appreciation Rights Agreement (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed September 6, 2006).	*
21	Subsidiaries of registrant	94
23	Consent of Independent Registered Public Accounting Firm	95
31.1	CEO Certification pursuant to Securities Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	96
31.2	CFO Certification pursuant to Securities Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	97

Exhibit
Number	Exhibit Title	Page

32.1	CEO Certification required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	98#
32.2	CFO Certification required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	99#

*	Indicates incorporated by reference.

#	These certifications are being furnished solely to accompany this report pursuant to 18 U.S.C. 1350, and are not being filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of Katy Industries, Inc. whether made before or after the date hereof, regardless of any general incorporation language in such filing.