Form 10-Q
period 2007-05-10
KATY INDUSTRIES INC
filed 2007-05-10
CIK 54681

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2007

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_______________ to________________

Commission File Number 001-05558

Katy Industries, Inc.
(Exact name of registrant as specified in its charter)

Delaware	75-1277589
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class	Outstanding at April 30, 2007
Common Stock, $1 Par Value	7,951,177 Shares

KATY INDUSTRIES, INC.
FORM 10-Q
March 31, 2007

Index

PART I FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

KATY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands)
(Unaudited)

ASSETS

	March 31,	December 31,
	2007	2006
CURRENT ASSETS:

Cash and cash equivalents	$2,919	$7,392
Accounts receivable, net	47,811	55,014
Inventories, net	61,484	55,960
Other current assets	3,592	2,991
Asset held for sale	-	4,483

Total current assets	115,806	125,840

OTHER ASSETS:

Goodwill	665	665
Intangibles, net	6,358	6,435
Other	8,576	8,990

Total other assets	15,599	16,090

PROPERTY AND EQUIPMENT:
Land and improvements	336	336
Buildings and improvements	9,710	9,669
Machinery and equipment	120,701	119,703

	130,747	129,708
Less - Accumulated depreciation	(89,780)	(87,964)

Property and equipment, net	40,967	41,744

Total assets	$172,372	$183,674

See Notes to Condensed Consolidated Financial Statements.

Index

KATY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except Share Data)
(Unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	March 31,	December 31,
	2007	2006

CURRENT LIABILITIES:

Accounts payable	$32,836	$33,684
Accrued compensation	3,814	3,518
Accrued expenses	33,624	38,187
Current maturities of long-term debt	1,500	1,125
Revolving credit agreement	41,491	43,879

Total current liabilities	113,265	120,393

LONG-TERM DEBT, less current maturities	11,468	11,867

OTHER LIABILITIES	9,889	8,402

Total liabilities	134,622	140,662

COMMITMENTS AND CONTINGENCIES (Note 9)	-	-

STOCKHOLDERS’ EQUITY:
15% Convertible preferred stock, $100 par value, authorized
1,200,000 shares, issued and outstanding 1,131,551 shares,
liquidation value $113,155	108,256	108,256
Common stock, $1 par value; authorized 35,000,000 shares;
issued 9,822,304 shares	9,822	9,822
Additional paid-in capital	27,145	27,069
Accumulated other comprehensive income	1,862	2,242
Accumulated deficit	(87,375)	(82,403)
Treasury stock, at cost, 1,871,127 shares and 1,869,827 shares, respectively	(21,960)	(21,974)

Total stockholders' equity	37,750	43,012

Total liabilities and stockholders' equity	$172,372	$183,674

See Notes to Condensed Consolidated Financial Statements.

Index

KATY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(Amounts in Thousands, Except Per Share Data)
(Unaudited)

	2007	2006

Net sales	$94,803	$75,818
Cost of goods sold	86,559	65,407
Gross profit	8,244	10,411
Selling, general and administrative expenses	11,440	12,481
Severance, restructuring and related charges	244	782
(Gain) loss on sale of assets	(120)	102
Operating loss	(3,320)	(2,954)
Interest expense	(1,949)	(1,740)
Other, net	70	341

Loss from continuing operations before provision for income taxes	(5,199)	(4,353)
Provision for income taxes from continuing operations	(459)	(262)

Loss from continuing operations	(5,658)	(4,615)
Loss from operations of discontinued businesses (net of tax)	-	(420)
Gain on sale of discontinued businesses (net of tax)	1,666	-

Loss before cumulative effect of a change in accounting principle	(3,992)	(5,035)
Cumulative effect of a change in accounting principle (net of tax)	-	(756)

Net loss	$(3,992)	$(5,791)

Loss per share of common stock - Basic and diluted
Loss from continuing operations	$(0.71)	$(0.58)
Discontinued operations	0.21	(0.05)
Cumulative effect of a change in accounting principle	-	(0.10)
Net loss	$(0.50)	$(0.73)

Weighted average common shares outstanding (thousands):
Basic and diluted	7,951	7,971

See Notes to Condensed Consolidated Financial Statements.

Index

KATY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(Amounts in Thousands)
(Unaudited)

	2007	2006

Cash flows from operating activities:
Net loss	$(3,992)	$(5,791)
(Income) loss from discontinued operations	(1,666)	420
Loss from continuing operations	(5,658)	(5,371)
Cumulative effect of a change in accounting principle	-	756
Depreciation and amortization	2,072	2,241
Write-off and amortization of debt issuance costs	619	287
Stock option expense	94	191
(Gain) loss on sale of assets	(120)	102
Deferred income taxes	(94)	-
	(3,087)	(1,794)
Changes in operating assets and liabilities:
Accounts receivable	7,115	18,302
Inventories	(5,498)	(6,451)
Other assets	(708)	(76)
Accounts payable	1,301	(14,470)
Accrued expenses	(4,078)	(1,794)
Other, net	485	(1,048)
	(1,383)	(5,537)

Net cash used in continuing operations	(4,470)	(7,331)
Net cash (used in) provided by discontinued operations	(565)	389
Net cash used in operating activities	(5,035)	(6,942)

Cash flows from investing activities:
Capital expenditures of continuing operations	(1,130)	(816)
Proceeds from sale of discontinued operations, net	6,609	-
Proceeds from sale of assets, net	120	163
Net cash provided by (used in) investing activities	5,599	(653)

Cash flows from financing activities:
Net (repayments) borrowings on revolving loans	(2,454)	8,578
Decrease in book overdraft	(2,153)	(5,360)
Repayments of term loans	(24)	(714)
Direct costs associated with debt facilities	(125)	(165)
Repurchases of common stock	(3)	(4)
Proceeds from the exercise of stock options	-	147
Net cash (used in) provided by financing activities	(4,759)	2,482

Effect of exchange rate changes on cash and cash equivalents	(278)	(307)
Net decrease in cash and cash equivalents	(4,473)	(5,420)
Cash and cash equivalents, beginning of period	7,392	8,421
Cash and cash equivalents, end of period	$2,919	$3,001

See Notes to Condensed Consolidated Financial Statements.

Index

KATY INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(Unaudited)

(1) Significant Accounting Policies

Consolidation Policy and Basis of Presentation
The condensed consolidated financial statements include the accounts of Katy Industries, Inc. and subsidiaries in which it has a greater than 50% interest, collectively “Katy” or “the Company”. All significant intercompany accounts, profits and transactions have been eliminated in consolidation. Investments in affiliates, which do not meet the criteria of a variable interest entity and are not majority owned or where the Company exercises significant influence, are reported using the equity method. The condensed consolidated financial statements at March 31, 2007 and December 31, 2006 and for the three month periods ended March 31, 2007 and March 31, 2006 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial condition and results of operations of the Company. Interim results may not be indicative of results to be realized for the entire year. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The year-end condensed balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States.

Use of Estimates and Reclassifications
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Certain reclassifications associated with the presentation of discontinued operations were made to the 2006 amounts in order to conform to the 2007 presentation.

Inventories
The components of inventories are as follows (amounts in thousands):

	March 31,	December 31,
	2007	2006

Raw materials	$16,800	$15,915
Work in process	1,279	613
Finished goods	54,012	47,230
Inventory reserves	(6,833)	(3,769)
LIFO reserve	(3,774)	(4,029)
	$61,484	$55,960

At March 31, 2007 and December 31, 2006, approximately 22% and 24%, respectively, of Katy’s inventories were accounted for using the last-in, first-out (“LIFO”) method of costing, while the remaining inventories were accounted for using the first-in, first-out (“FIFO”) method. Current cost, as determined using the FIFO method, exceeded LIFO cost by $3.8 million and $4.0 million at March 31, 2007 and December 31, 2006, respectively. The primary increase in the inventory reserves relates to an adjustment for approximately $2.5 million associated with the net realizable value and potential obsolescence of inventory within the Electrical Products Group.

Index

Property and Equipment
Property and equipment are stated at cost and depreciated over their estimated useful lives: buildings (10-40 years) generally using the straight-line method; machinery and equipment (3-20 years) using straight-line method; tooling (5 years) using the straight-line method; and leasehold improvements using the straight-line method over the remaining lease period or useful life, if shorter. Costs for repair and maintenance of machinery and equipment are expensed as incurred, unless the result significantly increases the useful life or functionality of the asset, in which case capitalization is considered. Depreciation expense from continuing operations was $1.9 million and $2.1 million for the three month periods ended March 31, 2007 and 2006, respectively.

Stock Options and Other Stock Awards
On January 1, 2006, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123R, Share-Based Payment (“SFAS No. 123R”), which sets accounting requirements for “share-based” compensation to employees, requires companies to recognize the grant date fair value of stock options and other equity-based compensation issued to employees and disallows the use of intrinsic value method of accounting for stock compensation. The Company has adopted SFAS No. 123R using the modified prospective method. Under this method, compensation cost recognized during the three month period ended March 31, 2007 includes: a) compensation cost for all stock options granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with SFAS No. 123R amortized over the options’ vesting period and b) compensation cost for outstanding stock appreciation rights based on the March 31, 2007 fair value estimated in accordance with SFAS No. 123R. Compensation cost recognized during the three month period ended March 31, 2006 includes: a) compensation cost for all stock options granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with SFAS No. 123R amortized over the options’ vesting period; b) compensation cost for stock appreciation rights granted prior to, but vested as of January 1, 2006, based on the January 1, 2006 fair value estimated in accordance with SFAS No. 123R; and c) compensation cost for outstanding stock appreciation rights as of March 31, 2006 based on the March 31, 2006 fair value estimated in accordance with SFAS No. 123R.

The following table shows total compensation (income) expense included in the Condensed Consolidated Statement of Operations for the three month periods ended March 31, 2007 and 2006:

	Three Months Ended March 31,
	2007	2006

Selling, general and administrative expense	$(85)	$489
Cumulative effect of a change in accounting principle	-	756
	$(85)	$1,245

The fair value for stock options was estimated at the date of grant using a Black-Scholes option pricing model. The Company used the simplified method, as allowed by Staff Accounting Bulletin (“SAB”) No. 107, Share-Based Payment, for estimating the expected term by averaging the minimum and maximum lives expected for each award. In addition, the Company estimated volatility by considering its historical stock volatility over a term comparable to the remaining expected life of each award. The risk-free interest rate was the current yield available on U.S. treasury rates with issues with a remaining term equal in term to each award. The Company estimates forfeitures using historical results. Its estimates of forfeitures will be adjusted over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from their estimate. The assumptions for expected term, volatility and risk-free rate are presented in the table below:

Expected term (years)	5.3 - 6.5
Volatility	53.8% - 57.6%
Risk-free rate	3.98% - 4.48%

The fair value for stock appreciation rights, a liability award, was estimated at the effective date of SFAS No. 123R, and March 31, 2007 and 2006, using a Black-Scholes option pricing model. The Company estimated the expected term to be equal to the average between the minimum and maximum lives expected for each award. In addition, the Company estimated volatility by considering its historical stock volatility over a term comparable to the remaining expected life of each award. The risk-free interest rate was the current yield available on U.S. treasury rates with issues with a remaining term equal in term to each award. The Company estimates forfeitures using historical results. Its estimates of forfeitures will be adjusted over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from their estimate. The assumptions for expected term, volatility and risk-free rate are presented in the table below:

Index

	March 31,	March 31,
	2007	2006

Expected term (years)	0.1 - 5.3	3.0 - 5.3
Volatility	53.7% - 80.6%	48.2% - 55.0%
Risk-free rate	4.54% - 5.07%	4.37% - 4.83%

Derivative Financial Instruments
Effective August 17, 2005, the Company entered into an interest rate swap agreement designed to limit exposure to increasing interest rates on its floating rate indebtedness. The differential to be paid or received is recognized as an adjustment of interest expense when the interest expense on the debt is recognized. In connection with the Company’s adoption of SFAS No. 133, Accounting for Derivative Financial Instruments and Hedging Activities (“SFAS No. 133”), the Company is required to recognize all derivatives, such as interest rate swaps, on its balance sheet at fair value. As the derivative instrument held by the Company is classified as a cash flow hedge under SFAS No. 133, changes in the fair value of the derivative will be recognized in other comprehensive income until the hedged item is recognized in earnings. Hedge ineffectiveness associated with the swap will be reported by the Company in interest expense.

The agreement has an effective date of August 17, 2005 and a termination date of August 17, 2007 with a notional amount of $25.0 million in the first year declining to $15.0 million in the second year. The Company is hedging its variable LIBOR-based interest rate for a fixed interest rate of 4.49% for the term of the swap agreement to protect the Company from potential interest rate increases. The Company has designated its benchmark variable LIBOR-based interest rate on a portion of the Bank of America Credit Agreement as a hedged item under a cash flow hedge. In accordance with SFAS No. 133, the Company recorded an asset of $0.1 million on its balance sheet at March 31, 2007, with changes in fair market value included in other comprehensive income.

The Company reported no gain or loss for the three months ended March 31, 2007, as a result of any hedge ineffectiveness. Future changes in this swap arrangement, including termination of the agreement, may result in a reclassification of any gain or loss reported in other comprehensive income into earnings as an adjustment to interest expense.

Details regarding the swap as of March 31, 2007 are as follows (amounts in thousands):

	Notional Amount	Maturity	Rate Paid	Rate Received	Fair Value (2)
	$ 15,000	August 17, 2007	4.49%	LIBOR (1)	$ 58

(1)	LIBOR rate is determined on the 23rd of each month and continues up to and including the maturity date.

(2)	The fair value is the mark-to-market value.

Index

Comprehensive Loss
The components of comprehensive loss are as follows (amounts in thousands):

	Three Months Ended
	March 31,
	2007	2006
Net loss	$(3,992)	$(5,791)
Foreign currency translation losses	(334)	(417)
Unrealized (losses) gains on interest rate swap	(29)	93
Other	(17)	-
	(380)	(324)
Comprehensive loss	$(4,372)	$(6,115)

(2) New Accounting Pronouncements

As discussed in Note 8, the Company adopted, effective January 1, 2007, Financial Accounting Standards Board ("FASB") Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes (“FIN No. 48”), which describes a comprehensive model for the measurement, recognition, presentation, and disclosure of uncertain tax positions in the financial statements. Under the interpretation, the financial statements will reflect expected future tax consequences of such positions presuming the tax authorities’ full knowledge of the position and all relevant facts, but without considering time values.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This standard does not require any new fair value measurements but provides guidance in determining fair value measurements presently used in the preparation of financial statements. For the Company, SFAS No. 157 is effective January 1, 2008. The Company is assessing the impact this statement may have in its future financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115 (“SFAS No. 159”).  SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value, with unrealized gains and losses related to these financial instruments reported in earnings at each subsequent reporting date.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  The Company is currently evaluating the impact this statement may have in its future financial statements.

(3) Intangible Assets

Following is detailed information regarding Katy’s intangible assets (amounts in thousands):

	March 31,			December 31,
	2007			2006
	Gross	Accumulated	Net Carrying	Gross	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Patents	$1,583	$(1,093)	$490	$1,511	$(1,065)	$446
Customer lists	10,454	(8,157)	2,297	10,454	(8,111)	2,343
Tradenames	5,613	(2,410)	3,203	5,612	(2,345)	3,267
Other	441	(73)	368	441	(62)	379
Total	$18,091	$(11,733)	$6,358	$18,018	$(11,583)	$6,435

Index

      All of Katy’s intangible assets are definite long-lived intangibles. Katy recorded amortization expense on intangible assets of $0.2 million for both the three month periods ended March 31, 2007 and 2006. Estimated aggregate future amortization expense related to intangible assets is as follows (amounts in thousands):

2007 (remainder)	$639
2008	635
2009	600
2010	547
2011	507
2012	505
Thereafter	2,925
$6,358

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

On April 29, 2002, SESCO entered into a partnership agreement with Montenay Power Corporation and its affiliates (“Montenay”) that turned over the control of SESCO's waste-to-energy facility to Montenay Savannah Limited Partnership. The Company caused SESCO to enter into this agreement as a result of evaluations of SESCO's business. First, Katy concluded that SESCO was not a core component of the Company's long-term business strategy. Moreover, Katy did not feel it had the management expertise to deal with certain risks and uncertainties presented by the operation of SESCO's business, given that SESCO was the Company's only waste-to-energy facility. Katy had explored options for divesting SESCO for a number of years, and management felt that this transaction offered a reasonable strategy to exit this business.

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

The final payment of $0.4 million due to Montenay as of December 31, 2006 was reflected in accrued expenses in the Condensed Consolidated Balance Sheets, and was paid in January 2007.

(5) Indebtedness

Long-term debt consists of the following (amounts in thousands):

	March 31,	December 31,
	2007	2006

Term loan payable under Bank of America Credit Agreement, interest based
on LIBOR and Prime Rates (8.38% - 9.50%), due through 2009	$12,968	$12,992
Revolving loans payable under the Bank of America Credit Agreement,
interest based on LIBOR and Prime Rates (8.13% - 9.25%)	41,491	43,879
Total debt	54,459	56,871
Less revolving loans, classified as current (see below)	(41,491)	(43,879)
Less current maturities	(1,500)	(1,125)
Long-term debt	$11,468	$11,867

Index

Aggregate remaining scheduled maturities of the Term Loan as of March 31, 2007 are as follows (amounts in thousands):

2007	$1,125
2008	1,500
2009	10,343
$12,968

On April 20, 2004, the Company completed a refinancing of its outstanding indebtedness (the “Refinancing”) and entered into a new agreement with Bank of America Business Capital (the “Bank of America Credit Agreement”). The current Bank of America Credit Agreement, as amended is a $93.0 million facility with a $13.0 million term loan (“Term Loan”) and a $80.0 million revolving credit facility (“Revolving Credit Facility”). The Bank of America Credit Agreement is an asset-based lending agreement and involves a syndicate of four banks.

The Revolving Credit Facility has an expiration date of April 20, 2009 and its borrowing base is determined by eligible inventory and accounts receivable. Unused borrowing availability on the Revolving Credit Facility was $14.2 million at March 31, 2007. All extensions of credit under the Bank of America Credit Agreement are collateralized by a first priority security interest in and lien upon the capital stock of each material domestic subsidiary (65% of the capital stock of each material foreign subsidiary), and all present and future assets and properties of Katy. The Term Loan also has a final maturity date of April 20, 2009 with quarterly payments of $0.4 million, as amended and beginning April 1, 2007. A final payment of $10.0 million is scheduled to be paid in April 2009. The Term Loan is collateralized by the Company’s property, plant and equipment.

The Company’s borrowing base under the Bank of America Credit Agreement is reduced by the outstanding amount of standby and commercial letters of credit. Vendors, financial institutions and other parties with whom the Company conducts business may require letters of credit in the future that either (1) do not exist today or (2) would be at higher amounts than those that exist today. Currently, the Company’s largest letters of credit relate to its casualty insurance programs. At March 31, 2007, total outstanding letters of credit were $6.6 million.

On March 8, 2007 the Company obtained the Eighth Amendment to the Bank of America Credit Agreement. The Eighth Amendment eliminates the Fixed Charge Coverage Ratio for the remaining life of the debt agreement and requires the Company to maintain a minimum level of availability (eligible collateral base less outstanding borrowings and letters of credit) such that its eligible collateral must exceed the sum of its outstanding borrowings and letters of credit by at least $5.0 million from the effective date of the Eighth Amendment through September 29, 2007 and by $7.5 million from that point through December 2007. Thereafter, the Company is required to maintain a minimum level of availability such that eligible collateral must exceed the sum of its outstanding borrowings and letters of credit by at least $5.0 million for the first three quarters of the year and $7.5 million for the fourth quarter. In addition, the Company reduced its Revolving Credit Facility from $90.0 million to $80.0 million.

If the Company is unable to comply with the terms of the amended covenants, it could seek to obtain further amendments and pursue increased liquidity through additional debt financing and/or the sale of assets. It is possible, however, the Company may not be able to obtain further amendments from the lender or secure additional debt financing or liquidity through the sale of assets on favorable terms or at all. However, the Company believes that it will be able to comply with all covenants, as amended, throughout 2007.

Effective since April 2005, interest rate margins have been set at the largest margins set forth in the Bank of America Credit Agreement, 275 basis points over applicable LIBOR rates for Revolving Credit Facility borrowings and 300 basis points over LIBOR for borrowings under the Term Loan. In accordance with the Bank of America Credit Agreement, margins on the Term Loan will drop an additional 25 basis points if the balance of the Term Loan is reduced below $10.0 million. Interest accrues at higher margins on prime rates for swing loans, the amounts of which were nominal at March 31, 2007.

Index

Effective August 17, 2005, the Company entered into a two-year interest rate swap on a notional amount of $25.0 million in the first year and $15.0 million in the second year. The purpose of the swap was to limit the Company’s exposure to interest rate increases on a portion of the Revolving Credit Facility over the two-year term of the swap. The fixed interest rate under the swap at March 31, 2007 and over the life of the agreement is 4.49%.

All of the debt under the Bank of America Credit Agreement is re-priced to current rates at frequent intervals. Therefore, its fair value approximates its carrying value at March 31, 2007. For the three month periods ended March 31, 2007 and 2006, the Company had amortization of debt issuance costs, included within interest expense, of $0.6 million and $0.3 million, respectively. Included in amortization of debt issuance costs is approximately $0.3 million for the three month period ended March 31, 2007 of debt issuance costs written off due to the reduction in the Revolving Credit Facility on March 8, 2007. In addition, the Company incurred $0.1 million and $0.2 million associated with amending the Bank of America Credit Agreement, as discussed above, for the three month periods ended March 31, 2007 and 2006, respectively.

The Revolving Credit Facility under the Bank of America Credit Agreement requires lockbox agreements which provide for all receipts to be swept daily to reduce borrowings outstanding. These agreements, combined with the existence of a material adverse effect (“MAE”) clause in the Bank of America Credit Agreement, caused the Revolving Credit Facility to be classified as a current liability, per guidance in the Emerging Issues Task Force Issue No. 95-22, Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement. The Company does not expect to repay, or be required to repay, within one year, the balance of the Revolving Credit Facility classified as a current liability. The MAE clause, which is a typical requirement in commercial credit agreements, allows the lenders to require the loan to become due if they determine there has been a material adverse effect on the Company’s operations, business, properties, assets, liabilities, condition, or prospects. The classification of the Revolving Credit Facility as a current liability is a result only of the combination of the lockbox agreements and MAE clause. The Revolving Credit Facility does not expire or have a maturity date within one year, but rather has a final expiration date of April 20, 2009. The lender had not notified the Company of any indication of a MAE at March 31, 2007, and the Company was not in default of any provision of the Bank of America Credit Agreement at March 31, 2007.

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

Information regarding the Company’s net periodic benefit cost for pension and other postretirement benefit plans for the three month periods ended March 31, 2007 and 2006 are as follows (amounts in thousands):

	Pension Benefits		Other Benefits
	March 31,	March 31,	March 31,	March 31,
	2007	2006	2007	2006

Components of net periodic benefit cost:
Service cost	$2	$2	$-	$-
Interest cost	23	22	51	36
Expected return on plan assets	(24)	(22)	-	-
Amortization of prior service cost	-	-	22	14
Amortization of net loss	13	14	4	10
Net periodic benefit cost	$14	$16	$77	$60

Required contributions to the pension plans for 2007 are $10 thousand and Katy made contributions of $35 thousand during the first quarter of 2007.

Index

(7) Stock Incentive Plans

Stock Options

The following table summarizes stock option activity under each of the applicable Company’s plans:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Options	Price	Life	(in thousands)

Outstanding at December 31, 2006	1,718,000	$3.66

Granted	-	$0.00
Exercised	-	$0.00
Cancelled	-	$0.00

Outstanding at March 31, 2007	1,718,000	$3.66	6.45 years	$-

Vested and Exercisable at March 31, 2007	1,098,000	$4.20	5.44 years	$-

As of March 31, 2007, total unvested compensation expense associated with stock options amounted to $0.2 million and is being amortized on a straight-line basis over the respective option’s vesting period. The weighted average period in which the above compensation cost will be recognized is 0.7 years as of March 31, 2007.

Stock Appreciation Rights

The following table summarizes SARs activity under each of the applicable Company’s plans:

Non-Vested at December 31, 2006	53,434

Granted	-
Vested	(26,667)

Non-Vested at March 31, 2007	26,767

Total Outstanding at March 31, 2007	798,281

For the three months ended March 31, 2007 and 2006, total compensation (income) expense associated with stock appreciation rights amounted to approximately ($0.2) million and $1.0 million, respectively.

(8) Income Taxes

The Company adopted FIN No. 48 on January 1, 2007. As a result of the implementation of FIN No. 48, the Company recognized approximately a $1.1 million increase in the liability for unrecognized tax benefits, which was accounted for as an increase of $0.1 million to the January 1, 2007 balance of deferred tax assets and a reduction of $1.0 million to the January 1, 2007 balance of retained earnings.

Index

Included in the balance at March 31, 2007 are $1.8 million of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would have accelerated the payment of cash to the taxing authority to an earlier period.

The Company recognizes interest and penalties accrued related to the unrecognized tax benefits in the provision for income taxes. During the three months ended March 31, 2007, the Company recognized an insignificant amount in interest and penalties. The Company had approximately $0.3 million for the payment of interest and penalties accrued at March 31, 2007.

The Company believes that it is reasonably possible that the total amount of unrecognized tax benefits will change within twelve months of the date of adoption. The Company has certain tax return years subject to statutes of limitation which will close within twelve months of the date of adoption. Unless challenged by tax authorities, the closure of those statutes of limitation is expected to result in the recognition of uncertain tax positions in the amount of $0.2 million. The Company has uncertain tax positions relating to transfer pricing practices and filings in certain jurisdictions, none of which are currently under examination.

The Company and all of its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states. The Company’s foreign subsidiaries file income tax returns in certain foreign jurisdictions since they have operations outside the U.S. The Company and its subsidiaries are generally no longer subject to U.S. federal, state and local examinations by tax authorities for years before 2002.

As of March 31, 2007 and December 31, 2006, the Company had deferred tax assets, net of deferred tax liabilities and valuation allowances, of $1.1 million and $1.0 million, respectively. Domestic net operating loss (“NOL”) carry forwards comprised $35.1 million of the deferred tax assets for both periods. Katy’s history of operating losses in many of its taxing jurisdictions provides significant negative evidence with respect to the Company’s ability to generate future taxable income, a requirement in order to recognize deferred tax assets on the Condensed Consolidated Balance Sheets. For this reason, the Company was unable to conclude at March 31, 2007 and December 31, 2006 that NOLs and other deferred tax assets in the United States and certain unprofitable foreign jurisdictions would be utilized in the future. As a result, valuation allowances for these entities were recorded as of such dates for the full amount of deferred tax assets, net of the amount of deferred tax liabilities.

The provision for income taxes for the three months ended March 31, 2007 and 2006 reflects current expense for state and foreign income taxes. Tax benefits were not recorded on the pre-tax net loss for the first quarter of 2007 as valuation allowances were recorded related to deferred tax assets created as a result of operating losses in the United States and certain foreign jurisdictions. As a result of accumulated operating losses in those jurisdictions, the Company has concluded that it was more likely than not that such benefits would not be realized.

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

Index

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

B. Sterling Fluid Systems (USA) has tendered over 2,086 cases pending in Michigan, New Jersey, New York, Illinois, Nevada, Mississippi, Wyoming, Louisiana, Georgia, Massachusetts and California to the Company for defense and indemnification. With respect to one case, Sterling has demanded that Katy indemnify it for a $200,000 settlement. Sterling bases its tender of the complaints on the provisions contained in a 1993 Purchase Agreement between the parties whereby Sterling purchased the LaBour Pump business and other assets from the Company. Sterling has not filed a lawsuit against Katy in connection with these matters.

The tendered complaints all purport to state claims against Sterling and its subsidiaries. The Company and its current subsidiaries are not named as defendants. The plaintiffs in the cases also allege that they were exposed to asbestos and products containing asbestos in the course of their employment. Each complaint names as defendants many manufacturers of products containing asbestos, apparently because plaintiffs came into contact with a variety of different products in the course of their employment. Plaintiffs claim that LaBour Pump and/or Sterling may have manufactured some of those products.

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

Index

C. LaBour Pump Company, a former subsidiary of the Company, has been named as a defendant in over 364 similar cases in New Jersey. These cases have also been tendered by Sterling. The Company has elected to defend these cases, many of which have been dismissed or settled for nominal sums.

While the ultimate liability of the Company related to the asbestos matters above cannot be determined at this time, the Company has recorded and accrued amounts that it deems reasonable for prospective liabilities with respect to this matter.

Non-Environmental Litigation - Banco del Atlantico, S.A.

Banco del Atlantico, S.A. v. Woods Industries, Inc., et al. Civil Action No. L-96-139 (now 1:03-CV-1342-LJM-VSS, U.S. District Court, Southern District of Indiana). The case against Woods Industries, Inc. (“Woods”) was dismissed by order of the District Court dated April 9, 2007. As reflected below, however, motions to reconsider and/or an appeal are likely, and certain disputes remain between Woods, Katy, and certain of Woods’ codefendants.

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

On August 11, 2005, the Court dismissed with prejudice all of the federal and Indiana RICO claims asserted in the Second Amended Complaint against Woods. During subsequent discovery, Defendants moved for sanctions for the Plaintiffs’ asserted failures to abide by the rules of discovery and produce certain documents and witnesses, including the sanction of dismissal of the case with prejudice. Defendants also moved for summary judgment on the remaining claims on January 16, 2007. Plaintiffs also cross-moved for summary judgment in their favor on their claims under the alleged guarantees purportedly executed by old Woods Wire Products, Inc.

On April 9, 2007, while the parties’ summary judgment motions were still being briefed, the Court granted Defendants’ motion for sanctions and dismissed all of Plaintiffs’ claims with prejudice. The Court’s dismissal order dismisses all remaining claims against Woods.

Katy expects Plaintiffs to request a reconsideration of and/or appeal the Court’s dismissal orders, although no such request or notice of appeal has yet been filed. Plaintiffs’ claims as originally pled sought damages in excess of $24.0 million, requested that the Court void certain asset sales as purported “fraudulent transfers” (including the 1993 Woods Wire Products, Inc./Woods asset sale), and treble damages for some or all of their claims. Katy may have recourse against the former owners of Woods and others for, among other things, violations of covenants, representations and warranties under the purchase agreement through which Katy acquired Woods, and under state, federal and common law. Woods may also have indemnity claims against the former officers and directors. In addition, there is a dispute with the former owners of Woods regarding the final disposition of amounts withheld from the purchase price, which may be subject to further adjustment as a result of the claims by Plaintiffs. The extent or limit of any such adjustment cannot be predicted at this time.

Index

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

Index

			Three months ended March 31,
			2007	2006
Maintenance Products Group
Net external sales			$50,308	$49,973
Operating income			830	946
Operating margin			1.6%	1.9%
Depreciation and amortization			1,873	1,968
Capital expenditures			1,017	653

Electrical Products Group
Net external sales			$44,495	$25,845
Operating (loss) income			(1,360)	59
Operating (deficit) margin			(3.1%)	0.2%
Depreciation and amortization			165	239
Capital expenditures			113	163

Total
Net external sales	-	Operating segments	$94,803	$75,818
		Total	$94,803	$75,818

Operating loss	-	Operating segments	$(530)	$1,005
	-	Unallocated corporate	(2,666)	(3,075)
	-	Severance, restructuring and related charges	(244)	(782)
	-	Gain (loss) on sale of assets	120	(102)
		Total	$(3,320)	$(2,954)

Depreciation and amortization	-	Operating segments	$2,038	$2,207
	-	Unallocated corporate	34	34
		Total	$2,072	$2,241

Capital expenditures	-	Operating segments	$1,130	$816
		Total	$1,130	$816

			March 31,	December 31,
			2007	2006
Total assets	-	Maintenance Products Group	$99,221	$95,963
	-	Electrical Products Group	66,253	74,161
	-	Other [a]	2,217	6,700
	-	Unallocated corporate	4,681	6,850
		Total	$172,372	$183,674

[a] Amounts shown as “Other” represent items associated with Sahlman Holding Company, Inc., the Company’s equity method investment in both periods. For December 31, 2006, amount also includes the real assets of the United Kingdom consumer plastics business unit, which is classified as an asset held for sale at December 31, 2006.

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

Index

A summary of charges by major initiative is as follows (amounts in thousands):

	Three Months Ended March 31,
	2007	2006
Consolidation of St. Louis manufacturing/distribution facilities	$189	$699
Consolidation of Glit facilities	19	-
Shutdown of Woods Canada manufacturing	36	-
Corporate office relocation	-	83
Total severance, restructuring and related charges	$244	$782

Consolidation of St. Louis manufacturing/distribution facilities - In 2002, the Company committed to a plan to consolidate the manufacturing and distribution of the four Continental Commercial Products, LLC (“CCP”) facilities in the St. Louis, Missouri area. Management believed that in order to implement a more competitive cost structure and combat competitive pricing pressure, the excess capacity at the Company’s four plastic molding facilities in this area would need to be eliminated. This plan was expected to be completed by the end of 2003; however, charges have been incurred past 2003 due to changes in assumptions in non-cancelable lease accruals. Charges in 2007 were for an adjustment to the non-cancelable lease accrual at the Hazelwood, Missouri facility due to changes on the estimates for insurance and maintenance costs. Charges in 2006 were for an adjustment to the non-cancelable lease accrual at the Hazelwood, Missouri facility due to the execution of a sublease on the property. Management believes that no further charges will be incurred for this activity, except for potential adjustments to non-cancelable lease liabilities. Following is a rollforward of restructuring liabilities by type for the consolidation of St. Louis manufacturing/distribution facilities (amounts in thousands):

Contract
Termination
Costs [b]
Restructuring liabilities at December 31, 2006	$465
Additions	189
Payments	(223)
Restructuring liabilities at March 31, 2007	$431

Consolidation of Glit facilities - In 2002, the Company approved a plan to consolidate the manufacturing facilities of its Glit business unit in order to implement a more competitive cost structure. It was anticipated that this activity would begin in early 2003 and be completed by the end of the second quarter of 2004. Due to numerous operational issues, including management turnover and a small fire at the Wrens, Georgia facility, the completion of this consolidation was delayed. In 2007, the Company began the process of closing the Washington, Georgia facility. Charges were incurred in 2007 associated with severance for terminations at the Washington, Georgia facility. Management believes that no further charges will be incurred for this activity. Following is a rollforward of restructuring liabilities by type for the consolidation of Glit facilities (amounts in thousands):

		One-time	Contract
		Termination	Termination
	Total	Benefits [a]	Costs [b]
Restructuring liabilities at December 31, 2006	$5	$-	$5
Additions	19	19	-
Payments	(24)	(19)	(5)
Restructuring liabilities at March 31, 2007	$-	$-	$-

Index

Shutdown of Woods Canada manufacturing - In 2003, the Company approved a plan to shut down the manufacturing operation in Toronto, Ontario and source substantially all of its products from Asia. Management believed that this action was necessary in order to implement a more competitive cost structure to combat pricing pressure by producers in Asia. In connection with this shutdown, the Company also anticipated the sale and leaseback of this facility, which would provide additional liquidity. In December 2003, Woods Canada closed this manufacturing facility in Toronto, Ontario, but was unable to complete the sale/leaseback transaction at that time. Accordingly, the charge for the non-cancelable lease accrual was recorded in the first quarter of 2004, upon the completion of the sale/leaseback transaction. The idle capacity was a direct result of the elimination of the manufacturing function from this facility. A portion of the facility was available for sublease at the time the accrual was established. Charges in 2007 were for an adjustment to the non-cancelable lease accruals. Management believes that no more costs will be incurred for this activity, except for potential adjustments to non-cancelable lease liabilities. Following is a rollforward of restructuring liabilities by type for the shutdown of Woods Canada manufacturing (amounts in thousands):

Contract
Termination
Costs [b]
Restructuring liabilities at December 31, 2006	$491
Additions	36
Payments	(67)
Restructuring liabilities at March 31, 2007	$460

Corporate office relocation - In November 2005, the Company announced the closing of its corporate office in Middlebury, Connecticut, and the relocation of certain corporate functions to the CCP location in Bridgeton, Missouri, the outsourcing of other functions, and the move of the remaining functions to a new location in Arlington, Virginia. The amounts recorded in 2006 primarily relate to severance for employees at the Middlebury office. There was no activity for this initiative during the first quarter of 2007.

The table below details activity in restructuring reserves since December 31, 2006 (amounts in thousands):

		One-time	Contract
		Termination	Termination
	Total	Benefits [a]	Costs [b]
Restructuring liabilities at December 31, 2006	$961	$-	$961
Additions	244	19	225
Payments	(314)	(19)	(295)
Restructuring liabilities at March 31, 2007 [c]	$891	$-	$891

[a] Includes severance, benefits, and other employee-related costs associated with employee terminations.

[b] Includes charges related to non-cancelable lease liabilities for abandoned facilities, net of potential sub-lease revenue. Total maximum potential amount of lease loss, excluding any sublease rentals, is $1.7 million as of March 31, 2007. The Company has included $0.8 million as an offset for sublease rentals.

[c] Katy expects to substantially complete its current restructuring programs in 2007. The remaining severance, restructuring and related costs for these initiatives are expected to be approximately $0.3 million.

The table below details activity in restructuring reserves by operating segment since December 31, 2006 (amounts in thousands):

		Maintenance	Electrical
		Products	Products
	Total	Group	Group
Restructuring liabilities at December 31, 2006	$961	$470	$491
Additions	244	208	36
Payments	(314)	(247)	(67)
Restructuring liabilities at March 31, 2007	$891	$431	$460

Index

The table below summarizes the future payments for severance, restructuring and other related charges by operating segment detailed above (amounts in thousands):

		Maintenance	Electrical
		Products	Products
	Total	Group	Group
2007	$325	$148	$177
2008	341	99	242
2009	98	57	41
2010	61	61	-
2011	66	66	-
Thereafter	-	-	-
Total Payments	$891	$431	$460

(12) Discontinued Operations

Three of Katy’s operations have been classified as discontinued operations for the quarters ended March 31, 2007 and 2006 in accordance with SFAS No. 144, Accounting for the Impairments or Disposal of Long Lived Assets (“SFAS No. 144”).

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

On June 27, 2006, the Company sold its limited partnership interest in Montenay Savannah Limited Partnership, which was held by SESCO and operated a waste-to-energy facility, for gross proceeds of approximately $0.1 million. These proceeds were used to reduce the Company’s outstanding borrowings under the Revolving Credit Facility. The Company recorded a gain of $0.1 million in the second quarter of 2006 in connection with this sale. Management and the board of directors determined that SESCO is not a core component of the Company’s long-term business strategy.

On November 27, 2006, the Company sold its United Kingdom consumer plastics business unit (excluding the related real estate holdings) for gross proceeds of approximately $3.0 million. These proceeds were used to pay off related portions of the Term Loan and the Revolving Credit Facility. The Company recorded a loss of $5.4 million in the third and fourth quarters of 2006 in connection with this sale. During the first quarter of 2007, the Company incurred an additional $0.2 million loss as a result of finalizing the working capital adjustment. Management and the board of directors determined that this business is not a core component of the Company’s long-term business strategy.

Index

The Company did not separately identify the related assets and liabilities of the Metal Truck Box business unit, SESCO, and the United Kingdom consumer plastics business unit on the Condensed Consolidated Balance Sheets, except for the Asset Held for Sale. Following is a summary of the major asset and liability categories for these discontinued operations:

	March 31,	December 31,
	2007	2006

Current assets:
Accounts receivable, net	$-	$83
	$-	$83

Current liabilities:
Accrued expenses	$492	$1,143
	$492	$1,143

       As of December 31, 2006, the Company was in the process of selling the related real estate holdings of the United Kingdom consumer plastics business unit. As a result, the real estate holdings were classified as an asset held for sale on the Condensed Consolidated Balance Sheets in accordance with SFAS No. 144. Accordingly, the carrying value of the business unit’s net assets was adjusted to the lower of its costs or its fair value less costs to sell, amounting to $4.5 million. Costs to sell include the incremental direct costs to complete the sale and represent costs such as broker commissions, legal and other closing costs. The transaction on the sale of the real estate holdings was completed on January 9, 2007 and resulted in a gain of approximately $1.9 million.

The historical operating results of the United Kingdom consumer plastics business unit, the Metal Truck Box business unit, and SESCO have been segregated as discontinued operations on the Condensed Consolidated Statements of Operations. Selected financial data for discontinued operations is summarized as follows (in thousands):

	Three months ended
	March 31,
	2007	2006

Net sales	$-	$8,078
Pre-tax operating loss	$-	$(430)
Pre-tax gain on sale of discontinued businesses	$1,666	$-

Index

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three Months Ended March 31, 2007 versus Three Months Ended March 31, 2006

	2007		2006
	(Amounts in Millions, Except Per Share Data)

	$	% to Sales	$	% to Sales
Net sales	$94.8	100.0	$75.8	100.0
Cost of goods sold	86.6	91.3	65.4	86.3
Gross profit	8.2	8.7	10.4	13.7
Selling, general and administrative expenses	11.4	12.1	12.5	16.5
Severance, restructuring and related charges	0.2	0.3	0.8	1.0
(Gain) loss on sale of assets	(0.1)	(0.1)	0.1	0.2
Operating loss	(3.3)	(3.6)	(3.0)	(4.0)

Interest expense	(2.0)		(1.7)
Other, net	0.1		0.3

Loss from continuing operations before provision for income taxes	(5.2)		(4.4)
Provision for income taxes from continuing operations	(0.5)		(0.2)

Loss from continuing operations	(5.7)		(4.6)
Loss from operations of discontinued businesses (net of tax)	-		(0.4)
Gain on sale of discontinued businesses (net of tax)	1.7		-

Loss before cumulative effect of a change in accounting principle	(4.0)		(5.0)
Cumulative effect of a change in accounting principle (net of tax)	-		(0.8)

Net loss	$(4.0)		$(5.8)

Loss per share of common stock - basic and diluted:

Loss from continuing operations	$(0.71)		$(0.58)
Discontinued operations	0.21		(0.05)
Cumulative effect of a change in accounting principle	-		(0.10)
Net loss	$(0.50)		$(0.73)

Overview

Our consolidated net sales for the three month period ending March 31, 2007 increased $19.0 million compared to the three month period ending March 31, 2006. The increase in net sales of 25% was comprised of higher volumes of 16%, higher pricing of 8% and favorable foreign currency translation of 1%. Gross margins were 8.7% for the three month period ending March 31, 2007, a decrease of 5.0 percentage points compared to the three month period ending March 31, 2006. In 2007, higher raw material costs and our inability to recover these costs from customers within our Electrical Products Group even though major price increases were implemented adversely impacted gross margin levels. Selling, general and administrative expense (“SG&A”) as a percentage of sales decreased to 12.1% for the first quarter of 2007 from 16.5% in the first quarter of 2006, primarily due to the cost improvements implemented throughout 2006 and the fixed nature of these expenses as a percentage of net sales. The operating loss of ($3.3) million was comparable to the operating loss of ($3.0) million in 2006 due to the factors noted above.

Results within both periods presented reflect the activity of our discontinued businesses units: United Kingdom consumer plastics, Metal Truck Box and SESCO, as discontinued operations. During the three month period ending March 31, 2006, we reported a cumulative effect of a change in accounting principle of ($0.8) million [($0.10) per share] associated with the adoption, effective January 1, 2006, of SFAS No. 123R. Overall, we reported a net loss of ($4.0) million [($0.50) per share] for the three month period ending March 31, 2007, versus a net loss of ($5.8) million [($0.73) per share] in the same period of 2006.

Index

Net Sales

Maintenance Products Group

Net sales from the Maintenance Products Group of $50.3 million during the three month period ending March 31, 2007 were comparable to net sales of $50.0 million during the three month period ending March 31, 2006. Overall, this increase of 1% was due to lower volumes of 2% offset by higher pricing of 2% and foreign currency translation of 1%. Sales activity for the Contico business unit continues to be impacted by reduced volumes. In addition, lower sales volume present for the other business units selling into the janitorial markets were offset by improved volume at our Glit business unit.

Higher pricing resulted from the implementation of selling price increases across the Maintenance Products Group, most of which took effect throughout 2006. The implementation of price increases was in response to the accelerating cost of our primary raw materials, packaging materials, utilities and freight.

Electrical Products Group

The Electrical Products Group’s sales increased from $25.8 million for the three month period ending March 31, 2006 to $44.5 million for the three month period ending March 31, 2007. The increase in sales of 72% was a result of higher volume of 52% and higher pricing of 20%. Volume in the first quarter of 2007 in the U.S. was positively impacted by activity with its major customers. Sales in 2006 were adversely impacted by the absence of activity given the inventory positions of certain customers and the related reduced orders. Multiple selling price increases were implemented throughout 2006 to try to offset the rising cost of copper and polyvinyl chloride.

Operating Income (Loss)

	Three months ended March 31,
	(Amounts in Millions)
	2007		2006		Change
	$	% Margin	$	% Margin	$	% Margin
Maintenance Products Group	$0.8	1.6	$0.9	1.9	$(0.1)	(0.3)
Electrical Products Group	(1.3)	(3.1)	0.1	0.2	(1.4)	(3.3)
Unallocated corporate expense	(2.7)		(3.1)		0.4
	(3.2)	(3.4)	(2.1)	(2.7)	(1.1)	(0.7)

Severance, restructuring and related charges	(0.2)		(0.8)		0.6
Gain (loss) on sale of assets	0.1		(0.1)		0.2
Operating loss	$(3.3)	(3.5)	$(3.0)	(3.9)	$(0.3)	0.4

Maintenance Products Group

The Maintenance Products Group’s operating income for the three month period ending March 31, 2007 was $0.8 million (1.6% of net sales) compared to operating income of $0.9 million (1.9% of net sales) for the three month period ending March 31, 2006. The reduction in operating margin was driven primarily by mix of business as discussed above.

Index

Electrical Products Group

The Electrical Products Group’s operating income decreased from $0.1 million (0.2% of net sales) for the three month period ending March 31, 2006 to an operating loss of ($1.3) million ((3.1)% of net sales) for the three month period ending March 31, 2007. The decrease in profitability was primarily due to the increased costs of copper, our primary raw material, and our inability to recover all of these cost increases from customers. The three months ended March 31, 2007 operating loss includes an adjustment of approximately $2.5 million associated with the net realizable value and potential obsolescence of inventory. The adjustment was made due to the on-going volatility of copper costs.

Corporate

Corporate operating expenses decreased from $3.1 million in the three month period ending March 31, 2006 to $2.7 million in the three month period ending March 31, 2007 principally due to variation of compensation expense recognized for stock options and SARs. During the first quarter of 2006, the Company recognized $0.3 million in compensation expense associated with SARs. In 2007, we recognized income associated with SARs of $0.2 million as a result of Katy’s reduced stock price impacting the valuation of SARs.

Severance, Restructuring and Related Charges

Operating results for the Company during the three months ended March 31, 2007 and 2006 were impacted by severance, restructuring and related charges of $0.2 million and $0.8 million, respectively. Charges in 2007 related to changes in lease assumptions for abandoned facilities. Charges in 2006 related to changes in lease assumptions for an abandoned facility upon the execution of a sublease ($0.7 million) with the remaining charges primarily related to the relocation of the corporate headquarters.

Other Items

Interest expense increased by $0.3 million in the first quarter of 2007 versus the same period of 2006, primarily from the write-off of debt issuance costs as a result of reducing the Revolving Credit Facility under the Bank of America Credit Agreement from $90.0 million to $80.0 million. Overall, average borrowing levels were lower in 2007 compared to 2006; however, this impact was offset by higher interest rates. Other, net for the three months ended March 31, 2006 included gain on foreign currency transactions.

The provision for income taxes for the three months ended March 31, 2007 and 2006 reflects current expense for state and foreign income taxes. Tax benefits were not recorded on the pre-tax net loss for the first quarter of 2007 and 2006 as valuation allowances were recorded related to deferred tax assets created as a result of operating losses in the United States and certain foreign jurisdictions.

Gain on sale of discontinued businesses in the first quarter of 2007 reflects the sale of our real estate holdings of the United Kingdom consumer plastics business unit. We recorded a $1.9 million gain on this sale which was offset by a $0.2 million loss resulting from the final working capital adjustment for the United Kingdom consumer plastics business unit. For the first quarter of 2006, loss from operations of discontinued businesses reflects the activity for the United Kingdom consumer plastics business unit, plus the Metal Truck Box business unit and our SESCO partnership interest, which were sold in 2006.

Effective January 1, 2006, the Company adopted SFAS No. 123R. As a result, a cumulative effect of this adoption of $0.8 million was recognized associated with the fair value of all vested SARs. See Note 1 to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion of the cumulative effect of a change in accounting principle.

Index

LIQUIDITY AND CAPITAL RESOURCES

We require funding for working capital needs and capital expenditures. We believe that our cash flow from operations and the use of available borrowings under the Bank of America Credit Agreement (as defined below) provide sufficient liquidity for our operations going forward. As of March 31, 2007, we had cash and cash equivalents of $2.9 million versus cash and cash equivalents of $7.4 million at December 31, 2006. Also as of March 31, 2007, we had outstanding borrowings of $54.5 million [59% of total capitalization], under the Bank of America Credit Agreement, as defined below, with unused borrowing availability on the Revolving Credit Facility, as defined below, of $14.2 million. As of December 31, 2006, we had outstanding borrowings of $56.9 million [57% of total capitalization]. We used $5.0 million of cash in operations during the quarter ended March 31, 2007 versus using $6.9 million of cash in operations during the quarter ended March 31, 2006. Cash flow use in 2007 was lower than in 2006 primarily due to the improvement in working capital levels.

We have a number of obligations and commitments, which are listed on the schedule later in this section entitled “Contractual Obligations.” We have considered all of these obligations and commitments in structuring our capital resources to ensure that they can be met. See the notes accompanying the table in that section for further discussions of those items. We believe that given our strong working capital base, additional liquidity could be obtained through additional debt financing, if necessary. However, there is no guarantee that such financing could be obtained. In addition, we are continually evaluating alternatives relating to the sale of excess assets and divestitures of certain of our business units. Asset sales and business divestitures present opportunities to provide additional liquidity by de-leveraging our financial position. However, the Company may not be able to secure liquidity through the sale of assets on favorable terms or at all.

Bank of America Credit Agreement

On April 20, 2004, the Company completed a refinancing of its outstanding indebtedness (the “Refinancing”) and entered into a new agreement with Bank of America Business Capital (the “Bank of America Credit Agreement”). The current Bank of America Credit Agreement, as amended is a $93.0 million facility with a $13.0 million term loan (“Term Loan”) and a $80.0 million revolving credit facility (“Revolving Credit Facility”). The Bank of America Credit Agreement is an asset-based lending agreement and involves a syndicate of four banks.

The Revolving Credit Facility has an expiration date of April 20, 2009 and its borrowing base is determined by eligible inventory and accounts receivable. Unused borrowing availability on the Revolving Credit Facility was $14.2 million at March 31, 2007. All extensions of credit under the Bank of America Credit Agreement are collateralized by a first priority security interest in and lien upon the capital stock of each material domestic subsidiary (65% of the capital stock of each material foreign subsidiary), and all present and future assets and properties of Katy. The Term Loan also has a final maturity date of April 20, 2009 with quarterly payments of $0.4 million, as amended and beginning April 1, 2007. A final payment of $10.0 million is scheduled to be paid in April 2009. The Term Loan is collateralized by the Company’s property, plant and equipment.

The Company’s borrowing base under the Bank of America Credit Agreement is reduced by the outstanding amount of standby and commercial letters of credit. Vendors, financial institutions and other parties with whom the Company conducts business may require letters of credit in the future that either (1) do not exist today or (2) would be at higher amounts than those that exist today. Currently, the Company’s largest letters of credit relate to its casualty insurance programs. At March 31, 2007, total outstanding letters of credit were $6.6 million.

On March 8, 2007 the Company obtained the Eighth Amendment to the Bank of America Credit Agreement. The Eighth Amendment eliminates the Fixed Charge Coverage Ratio for the remaining life of the debt agreement and requires the Company to maintain a minimum level of availability (eligible collateral base less outstanding borrowings and letters of credit) such that its eligible collateral must exceed the sum of its outstanding borrowings and letters of credit by at least $5.0 million from the effective date of the Eighth Amendment through September 29, 2007 and by $7.5 million from that point through December 2007. Thereafter, the Company is required to maintain a minimum level of availability such that eligible collateral must exceed the sum of its outstanding borrowings and letters of credit by at least $5.0 million for the first three quarters of the year and $7.5 million for the fourth quarter. In addition, the Company reduced its Revolving Credit Facility from $90.0 million to $80.0 million.

Index

If the Company is unable to comply with the terms of the amended covenants, it could seek to obtain further amendments and pursue increased liquidity through additional debt financing and/or the sale of assets. It is possible, however, the Company may not be able to obtain further amendments from the lender or secure additional debt financing or liquidity through the sale of assets on favorable terms or at all. However, the Company believes that it will be able to comply with all covenants, as amended, throughout 2007.

Effective since April 2005, interest rate margins have been set at the largest margins set forth in the Bank of America Credit Agreement, 275 basis points over applicable LIBOR rates for Revolving Credit Facility borrowings and 300 basis points over LIBOR for borrowings under the Term Loan. In accordance with the Bank of America Credit Agreement, margins on the Term Loan will drop an additional 25 basis points if the balance of the Term Loan is reduced below $10.0 million. Interest accrues at higher margins on prime rates for swing loans, the amounts of which were nominal at March 31, 2007.

Effective August 17, 2005, the Company entered into a two-year interest rate swap on a notional amount of $25.0 million in the first year and $15.0 million in the second year. The purpose of the swap was to limit the Company’s exposure to interest rate increases on a portion of the Revolving Credit Facility over the two-year term of the swap. The fixed interest rate under the swap at March 31, 2007 and over the life of the agreement is 4.49%.

All of the debt under the Bank of America Credit Agreement is re-priced to current rates at frequent intervals. Therefore, its fair value approximates its carrying value at March 31, 2007. In each of the three months ended March 31, 2007 and 2006, the Company had amortization of debt issuance costs, included within interest expense, of $0.6 million and $0.3 million, respectively. Included in amortization of debt issuance costs is approximately $0.3 million in the three months ended March 31, 2007 of debt issuance costs written off due to the reduction in the Revolving Credit Facility on March 8, 2007. In addition, the Company incurred $0.1 million and $0.2 million associated with amending the Bank of America Credit Agreement, as discussed above, in the three months ended March 31, 2007 and 2006, respectively.

The Revolving Credit Facility under the Bank of America Credit Agreement requires lockbox agreements which provide for all receipts to be swept daily to reduce borrowings outstanding. These agreements, combined with the existence of a material adverse effect (“MAE”) clause in the Bank of America Credit Agreement, caused the Revolving Credit Facility to be classified as a current liability, per guidance in the Emerging Issues Task Force Issue No. 95-22, Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement. The Company does not expect to repay, or be required to repay, within one year, the balance of the Revolving Credit Facility classified as a current liability. The MAE clause, which is a fairly typical requirement in commercial credit agreements, allows the lenders to require the loan to become due if they determine there has been a material adverse effect on the Company’s operations, business, properties, assets, liabilities, condition, or prospects. The classification of the Revolving Credit Facility as a current liability is a result only of the combination of the lockbox agreements and MAE clause. The Revolving Credit Facility does not expire or have a maturity date within one year, but rather has a final expiration date of April 20, 2009. The lender had not notified the Company of any indication of a MAE at March 31, 2007, and the Company was not in default of any provision of the Bank of America Credit Agreement at March 31, 2007.

Index

Contractual Obligations

We have contractual obligations associated with our debt, operating lease agreements, severance and restructuring, and other obligations. Our obligations as of March 31, 2007, are summarized below (in thousands of dollars):

Contractual Cash Obligations	Total	Due in less than 1 year	Due in 1-3 years	Due in 3-5 years	Due after 5 years
Revolving Credit Facility [a]	$41,491	$41,491	$-	$-	$-
Term Loan	12,968	1,500	11,468	-	-
Interest on debt [b]	8,861	4,379	4,482	-	-
Operating leases [c]	20,366	7,751	9,423	2,668	524
Severance and restructuring [c]	521	148	265	108	-
Postretirement benefits [d]	5,807	694	1,498	1,194	2,421
Total Contractual Obligations	$90,014	$55,963	$27,136	$3,970	$2,945

Other Commercial Commitments	Total	Due in less than 1 year	Due in 1-3 years	Due in 3-5 years	Due after 5 years
Commercial letters of credit	$664	$664	$-	$-	$-
Stand-by letters of credit	5,949	5,949	-	-	-
Total Commercial Commitments	$6,613	$6,613	$-	$-	$-

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

[c] Future non-cancelable lease rentals are included in the line entitled “Operating leases,” which also includes obligations associated with restructuring activities. The Condensed Consolidated Balance Sheets at March 31, 2007 includes $0.9 million in discounted liabilities associated with non-cancelable operating lease rentals, net of estimated sub-lease revenues, related to facilities that have been abandoned as a result of restructuring and consolidation activities.

[d] Benefits consist of post-retirement medical obligations to retirees of former subsidiaries of Katy, as well as deferred compensation plan liabilities to former officers of the Company.

Off-balance Sheet Arrangements

Not applicable.

Index

Cash Flow

Liquidity was positively impacted during the first quarter of 2007 as a result of the sale of the real estate holdings of the United Kingdom consumer plastics business unit for approximately $6.6 million. We used $5.0 million of operating cash compared to using $6.9 million of operating cash during the first quarter of 2006. Debt obligations at March 31, 2007 decreased $2.4 million from December 31, 2006, primarily the result of the above proceeds from the sale of real estate offsetting any seasonal working capital requirements.

Operating Activities

Cash flow used in operating activities before changes in operating assets was $3.1 million in the first quarter of 2007 versus cash flow used in operating activities before changes in operating assets of $1.8 million in the first quarter of 2006. While we had net losses in both periods, these amounts included non-cash items such as depreciation, amortization and amortization of debt issuance costs. We used $1.4 million of cash related to operating assets and liabilities during the three months ended March 31, 2007 versus using cash related to operating assets and liabilities of $5.5 million during the three months ended March 31, 2006. Our operating cash flow was positively impacted in the first quarter of 2007 by improvements in working capital performance. During the first quarter of 2007, we were turning our inventory at 5.9 times per year versus 4.4 times per year during the first quarter of 2006.

Investing Activities

Capital expenditures totaled $1.1 million during the three months ended March 31, 2007 as compared to $0.8 million during the three months ended March 31, 2006. Anticipated capital expenditures in 2007 are expected to be comparable to 2006. In addition, cash flows from investing activities reflect proceeds from the sale of a discontinued business for $6.6 million.

Financing Activities

Overall, debt decreased $2.4 million during the three months ended March 31, 2007 versus an increase of $7.8 million during the three months ended March 31, 2006, primarily relating to the levels of accounts payable during these time periods. Direct debt costs totaling $0.1 million and $0.2 million in the first quarter of 2007 and 2006, respectively, represents a fee paid to our lenders in connection with the amendments made to the Bank of America Credit Agreement.

STOCK EXCHANGE LISTING

On April 9, 2007, the Company announced that the New York Stock Exchange (“NYSE”) would suspend trading of the Company’s shares of common stock due to noncompliance with the continuing listing standards of the NYSE. The Company did not meet the required market capitalization level of $75.0 million over a consecutive thirty day trading period or the required total stockholders’ equity of not less than $75.0 million. The shares of Katy were suspended from trading on the NYSE at the close of business on April 12, 2007. With the expectation that the NYSE would delist the Company’s shares, the Company pursued conducting the trading of its shares on another exchange or quotation system. On April 16, 2007, the Company announced that its shares of common stock began trading on the OTC Bulletin Board, effective immediately, under the ticker symbol KATY.

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

Index

A summary of charges by major initiative is as follows (amounts in thousands):

	Three Months Ended March 31,
	2007	2006
Consolidation of St. Louis manufacturing/distribution facilities	$189	$699
Consolidation of Glit facilities	19	-
Shutdown of Woods Canada manufacturing	36	-
Corporate office relocation	-	83
Total severance, restructuring and related charges	$244	$782

The impact of actions in connection with the above initiatives on the Company’s reportable segments (before tax) is as follows (amounts in thousands):

	Total Expected Cost	Total Provision to Date

Maintenance Products Group	$21,301	$21,001
Electrical Products Group	12,683	12,683
Corporate	12,290	12,290
	$46,274	$45,974

A rollforward of all restructuring and related reserves since December 31, 2006 is as follows (amounts in thousands):

		One-time	Contract
		Termination	Termination
	Total	Benefits [a]	Costs [b]
Restructuring liabilities at December 31, 2006	$961	$-	$961
Additions	244	19	225
Payments	(314)	(19)	(295)
Restructuring liabilities at March 31, 2007 [c]	$891	$-	$891

[a] Includes severance, benefits, and other employee-related costs associated with the employee terminations.

[b] Includes charges related to non-cancelable lease liabilities for abandoned facilities, net of estimated sub-lease revenue. Total maximum potential amount of lease loss, excluding any sublease rentals, is $1.7 million as of March 31, 2007. We have included $0.8 million as an offset for sublease rentals.

[c] Katy expects to substantially complete its current restructuring programs in 2007. The remaining severance, restructuring and related costs for these initiatives are expected to be approximately $0.3 million.

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

Index

OUTLOOK FOR 2007

We experienced lower sales performance during 2006 from the Electrical Products Group as well as lower volumes in our Contico and Glit business units. Price increases were passed along to our Electrical Products Group customers during 2006 as a result of the rise in copper prices in the last two years; however, pricing pressure is anticipated given the volatility in copper pricing over the last twelve months. Despite the net sales increase in the first quarter, we anticipate a further reduction in net sales from the Electrical Products Group due to customers moving more of their purchases directly to Asian manufacturers. Given the relative stability of resin and other materials pricing for the short-term period, we anticipate pricing levels to be stable in 2007 for products within the Maintenance Products Group with sales growth being driven by volume improvement over 2006. However, in the Contico business, we face the continuing challenge of passing through price increases to offset these higher costs, and sales volumes have been and are likely to continue to be negatively impacted as a result of raising prices and our decision to exit certain unprofitable products.

We believe that the quality, shipping and production issues present at our Glit facilities in 2005 have been resolved in 2006 as the Glit business unit has improved its quality level and has executed the consolidation of the Pineville, North Carolina operation into the Wrens, Georgia facility. We currently believe the consolidation of the Washington, Georgia facility into Wrens, Georgia will occur in mid-2007 and will result in improved profitability of our Glit business.

Cost of goods sold is subject to variability in the prices for certain raw materials, most significantly thermoplastic resins used in the manufacture of plastic products for the Continental and Contico businesses. Prices of plastic resins, such as polyethylene and polypropylene increased steadily from the latter half of 2002 through 2005 with prices in 2006 being relatively stable.  Management has observed that the prices of plastic resins are driven to an extent by prices for crude oil and natural gas, in addition to other factors specific to the supply and demand of the resins themselves.  We are equally exposed to price changes for copper within our Electrical Products Group. Prices for copper increased in late 2003 and continued through 2006. Copper prices remain and expect to be volatile over the remainder of 2007. Prices for corrugated packaging material and other raw materials have also accelerated over the past few years. We have not employed an active hedging program related to our commodity price risk, but are employing other strategies for managing this risk, including contracting for a certain percentage of resin needs through supply agreements and opportunistic spot purchases.  We have experienced cost increases in the prices of primary raw materials used in our products and inflation in other costs such as packaging materials, utilities and freight. In a climate of rising raw material costs, we experience difficulty in raising prices to shift these higher costs to our consumer customers for our plastic products.  Our future earnings may be negatively impacted to the extent further increases in costs for raw materials cannot be recovered or offset through higher selling prices. We cannot predict the direction our raw material prices will take during 2007 and beyond.

Over the past few years, our management has been focused on a number of restructuring and cost reduction initiatives, including the consolidation of facilities, divestiture of non-core operations, selling general and administrative (“SG&A”) cost rationalization and organizational changes. We have and expect to continue to benefit from various profit enhancing strategies such as process improvements (including Lean Manufacturing and Six Sigma), value engineering products, improved sourcing/purchasing and lean administration.

SG&A expenses were comparable as a percentage of sales in 2006 versus 2005 and should remain stable as a percentage of sales in 2007. We will continue to evaluate the possibility of further consolidation of administrative processes.

Interest rates rose in 2006 and we expect rates to stabilize in 2007. Ultimately, we cannot predict the future levels of interest rates. Under the Bank of America Credit Agreement, as amended, the Company’s interest rate margins on all of our outstanding borrowings and letters of credit are at the highest levels set forth in the Bank of America Credit Agreement.

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

Index

Our financial performance benefited from favorable currency translation as the Canadian dollar and British pound strengthened throughout 2006 and first quarter of 2007 against the U.S. dollar. While we cannot predict the ultimate direction of exchange rates, we do not expect to see the same favorable impact on our financial performance for the remainder of 2007.

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

The Company was in compliance with the covenants of the Bank of America Credit Agreement as of December 31, 2006. Nevertheless, on March 8, 2007, the Company obtained the Eighth Amendment to the Bank of America Credit Agreement. The Eighth Amendment eliminates the Fixed Charge Coverage Ratio for the remaining life of the debt agreement and requires the Company to maintain a minimum level of availability (eligible collateral base less outstanding borrowings and letters of credit) such that its eligible collateral must exceed the sum of its outstanding borrowings and letters of credit by at least $5.0 million from the effective date of the Eighth Amendment through September 29, 2007 and by $7.5 million from that point through December 31, 2007. Thereafter, the Company is required to maintain a minimum level of availability of $5.0 million for the first three quarters of the year and $7.5 million for the fourth quarter. In addition, we reduced our Revolving Credit Facility from $90.0 million to $80.0 million.

If we are unable to comply with the terms of the amended covenants, we could seek to obtain further amendments and pursue increased liquidity through additional debt financing and/or the sale of assets. We believe that given our strong working capital base, additional liquidity could be obtained through additional debt financing, if necessary. However, there is no guarantee that such financing could be obtained. The Company believes that we will be able to comply with all covenants, as amended, throughout 2007. In addition, we are continually evaluating alternatives relating to the sale of excess assets and divestitures of certain of our business units. Asset sales and business divestitures present opportunities to provide additional liquidity by de-leveraging our financial position. However, the Company may not be able to secure liquidity through the sale of assets on favorable terms or at all.

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

Index

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

CRITICAL ACCOUNTING POLICIES

       We disclosed details regarding certain of our critical accounting policies in the Management’s Discussion and Analysis section of our Annual Report on Form 10-K for the year ended December 31, 2006 (Part II, Item 7). There have been no changes to policies as of March 31, 2007, except for the adoption of FIN 48.

The Company adopted FIN No. 48 on January 1, 2007. As a result of the implementation of FIN No. 48, the Company recognized approximately a $1.1 million increase in the liability for unrecognized tax benefits, which was accounted for as an increase of $0.1 million to the January 1, 2007 balance of deferred tax assets and a reduction of $1.0 million to the January 1, 2007 balance of retained earnings.

Index

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

       Our exposure to market risk associated with changes in interest rates relates primarily to our debt obligations. Accordingly, effective August 17, 2005, we entered into a two-year interest rate swap agreement on a notional amount of $25.0 million in the first year and $15.0 million in the second year. The fixed interest rate under the swap at March 31, 2007 and over the life of the agreement is 4.49%. Our interest obligations on outstanding debt at March 31, 2007 were indexed from short-term LIBOR. As a result of the current rising interest rate environment and the increase in the interest rate margins on our borrowings as a result of the Sixth Amendment to the Bank of America Credit Agreement, our exposures to interest rate risks could be material to our financial position or results of operations. For example, a 1% increase in the interest rate of the Bank of America Credit Agreement would increase our annual interest expense by approximately $0.4 million.

Foreign Exchange Risk

       We are exposed to fluctuations in the Euro, British pound, Canadian dollar and Chinese Renminbi. Some of our subsidiaries make significant U.S. dollar purchases from Asian suppliers, particularly in China. An adverse change in foreign currency exchange rates of Asian countries could result in an increase in the cost of purchases. We do not currently hedge foreign currency transaction or translation exposures. Our net investment in foreign subsidiaries translated into U.S. dollars at March 31, 2007 is $9.1 million. A 10% change in foreign currency exchange rates would amount to $0.9 million change in our net investment in foreign subsidiaries at March 31, 2007.

Commodity Price Risk

       We have not employed an active hedging program related to our commodity price risk, but are employing other strategies for managing this risk, including contracting for a certain percentage of resin needs through supply agreements and opportunistic spot purchases. See Management’s Discussion and Analysis of Financial Condition and Results of Operations - Outlook for 2007 in Part I, Item 2 of this Quarterly Report on Form 10-Q, for further discussion of our exposure to increasing raw material costs.

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

Index

(b)	Change in Internal Controls

There have been no changes in Katy’s internal control over financial reporting during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect Katy’s internal control over financial reporting.

Index

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 20, 2003, the Company announced a plan to spend up to $5.0 million to repurchase shares of its common stock. The Company suspended purchases under the plan on May 10, 2004. On December 5, 2005, we announced the resumption of the plan. During the three months ended March 31, 2007 and 2006, the Company purchased 1,300 shares and 1,200 shares, respectively, of common stock on the open market for less than $0.1 million.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company has filed a Proxy Statement pursuant to Section 14(a) of the Securities Exchange Act of 1934 in advance of our Annual Meeting of Shareholders to be held on Thursday, May 31, 2007.

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

Index

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KATY INDUSTRIES, INC.
Registrant

DATE: May 10, 2007
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