Form 10-K/A
period 2006-12-31
KATY INDUSTRIES INC
filed 2007-08-17
CIK 54681

United States
Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-K/A
Amendment No. 1

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended: December 31, 2006
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission file number 1-5558
Katy Industries, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	75-1277589 (IRS Employer Identification No.)
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
DOCUMENTS INCORPORATED BY REFERENCE
Proxy Statement for the 2007 annual meeting — Part III.

EXPLANATORY NOTE
Restatement of Consolidated Financial Statements
We are filing this Amended Annual Report on Form 10-K/A (“Amended Filing”) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (“Original Filing”) to amend and restate our consolidated financial statements and the related disclosures for the fiscal years ended 2006 and 2005, as discussed in Note 2. The Original Filing was filed with the Securities and Exchange Commission (“SEC”) on March 16, 2007.
On August 6, 2007, the Audit Committee of the Board of Directors, or the Audit Committee, of Katy Industries, Inc. (the “Company”), in consultation with management, concluded that our following previously issued financial statements should no longer be relied upon and should be restated based on identified errors: 1) the consolidated financial statements as of December 31, 2006 and 2005 and for the years then ended contained in the Company’s Annual Report on Form 10-K; and 2) the consolidated financial statements for the quarters ending March 31, 2006 and 2007, June 30, 2006, and September 30, 2006 contained in the Company’s corresponding Form 10-Qs. The unaudited quarterly financial information included in the Company’s Annual Report on Form 10-K as of December 31, 2006 has been updated in this Annual Report on Form 10-K, and the unaudited quarterly financial information included in the Company’s Quarterly Reports on Form 10-Q as of March 31, 2006, June 30, 2006 and September 30, 2006 will be updated as the Company files its corresponding Quarterly Reports for 2007.
In the second quarter of 2007, management of the Company noted discrepancies in its physical raw material inventory levels and the corresponding perpetual inventory records. These discrepancies led the Company to initiate an internal investigation which resulted in the identification of errors in the physical inventory count of raw material used for valuation purposes at the Company’s wholly-owned subsidiary, Continental Commercial Products, LLC (“CCP”). The Company has concluded these errors are isolated to fiscal 2005, fiscal 2006 and the three months ended March 31, 2007.
When management became aware of the issues referenced above, the Company, including the Audit Committee, initiated an investigation of the matter. Management has discussed the investigation, the resolution of the problems and the strengthening of internal controls with the Audit Committee.
Based on the results of the investigation, management and the Audit Committee determined that (a) the errors were caused by intentional acts of a CCP employee who improperly accounted for physical quantities raw material inventory and who has since been dismissed; (b) the scope of the errors were contained in fiscal 2005, fiscal 2006 and the three months ended March 31, 2007; and (c) the errors were concentrated in the area discussed above.
Impact of Error on Previously filed Financial Statements
The impact of the raw material inventory error on loss from continuing operations and net loss is approximately ($0.2) million and ($0.6) million for the years ended December 31, 2005 and 2006, respectively. The impact of the raw material inventory error on loss from continuing operations and net loss is approximately ($0.2) million for the three months ended March 31, 2006, ($0.2) million and ($0.4) million for the three and six months ended June 30, 2006, ($0.2) million and ($0.6) million for the three and nine months ended September 30, 2006, and $0.1 million for the three months ended March 31, 2007. In addition, as part of the restatement, the Company has recorded additional items, certain of which were previously identified and determined to be immaterial. The impact of these additional items on net loss is approximately ($0.4) million and $0.2 million for the years ended December 31, 2005 and 2006, respectively, which is allocated entirely to loss from continuing operations.
Internal Control Considerations
In connection with the Company’s evaluation of the restatement described above, management has concluded that the restatement is the result of previously unidentified material weaknesses in the Company’s internal control over financial reporting, as discussed in Item 9A. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected. Management has also determined that the Company’s disclosure controls and procedures were ineffective as of December 31, 2005 and 2006, March 31, 2006 and 2007, June 30, 2006, and September 30, 2006.
These control deficiencies resulted in the restatement of the Company’s consolidated financial statements for December 31, 2005 and 2006, March 31, 2006 and 2007, June 30, 2006, and September 30, 2006. Additionally, these control deficiencies could result in further misstatements to the Company’s financial statements, which could result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management determined that these control deficiencies represented material weaknesses in internal control over financial reporting.

We have not amended any of our other previously filed annual reports on Form 10-K for the periods affected by the restatement other than this Amended Filing. For this reason, the consolidated financial statements and related financial information contained in such previously filed reports should no longer be relied upon. All of the information in this Amended Filing does not reflect events occurring after the Original Filing.
For the convenience of the reader, this Amended Filing sets forth the Original Filing in its entirety, as modified and superseded where necessary to reflect the restatement. The following items have been amended principally as a result of, and to reflect, the restatement, and no other information in the Original Filing is amended hereby as a result of the restatement:
Part I — Item 1: Business;
Part I — Item 1A: Risk Factors;
Part II — Item 6: Selected Financial Data;
Part II — Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations;
Part III — Item 8: Financial Statements and Supplementary Data;
Part III — Item 9A: Controls and Procedures; and
Part IV — Item 15: Exhibits, Financial Statements and Schedules.
In accordance with applicable SEC rules, this amended Annual Report on Form 10-K/A includes current dated certifications from our Chief Executive Officer and Chief Financial Officer.
The remaining items contained within this Amended Filing consist of all other Items originally contained in the Form 10-K and are included for the convenience of the reader. The sections of the Form 10-K which were not amended are unchanged and continue in full force and effect as originally filed. This Amended Filing speaks of the date of the original filing on the Form 10-K and has not been updated to reflect events occurring subsequent to the original filing date.

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
Maintenance Products Group
The Maintenance Products Group’s principal business is the manufacturing and distribution of commercial cleaning products as well as consumer home products. Commercial cleaning products are sold primarily to janitorial/sanitary and foodservice distributors that supply end users such as restaurants, hotels, healthcare facilities and schools. Consumer home products are primarily sold through major home improvement and mass market retail outlets. Total revenues and operating income for the Maintenance Products Group during 2006 were $208.4 million and $5.6 million, respectively. The group accounted for 53% of the Company’s revenues in 2006. Total assets for the group were $95.1 million at December 31, 2006. The business units in this group are:
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

The Continental business unit is a plastics manufacturer and a distributor of products for the commercial janitorial/sanitary maintenance and food service markets. Continental products include commercial waste receptacles, buckets, mop wringers, janitorial carts, and other products designed for commercial cleaning and food service. Continental products are sold under the following brand names: Continental®, Kleen Aire™, Huskee™, SuperKan™, KingKan®, Unibody®, and Tilt-N-Wheel™.
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
The Glit business unit is a manufacturer and distributor of non-woven abrasive products for commercial and industrial use and also supplies materials to various original equipment manufacturers (the “OEMs”). The Glit unit’s products include floor maintenance pads, hand pads, scouring pads, specialty abrasives for cleaning and finishing and roof ventilation products. Products are sold primarily in the commercial sanitary maintenance, food service and construction markets. Glit products are sold under the following brand names: Glit®, Glit Kleenfast®, Glit/Microtron®, Fiber Naturals®, Big Boss II®, Blue Ice®, Brillo®, BAB-O®, Old Dutch® and Twister™ brand names. Brillo® is a registered trademark used under license from Church & Dwight Company, Old Dutch® is a registered trademark used under license from Dial Brands, Inc., and BAB-O® is a registered trademark used under license from Fitzpatrick Bros., Inc. Twister™ is a trademark of HTC Industries, Inc.
This unit’s primary manufacturing facilities are in Wrens, Georgia, and Washington, Georgia. The Washington facility is expected to close during 2007 and its operations consolidated into the Wrens facility.
The Wilen business unit is a manufacturer and distributor of professional cleaning products that include mops, brooms, brushes, and plastic cleaning accessories. Wilen products are sold primarily through commercial sanitary maintenance and food service markets, with some products sold through consumer retail outlets. Products are sold under the following brand names: Wax-o-matic™, Wilen® and Rototech®.
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
Electrical Products Group
The Electrical Products Group’s principal business is the design and distribution of consumer electrical corded products. Products are sold principally to national home improvement and mass merchant retailers, who in-turn sell to consumer end-users. Total revenues and operating income for the Electrical Products Group during 2006 were $187.7 million and $8.7 million, respectively. The group accounted for 47% of the Company’s revenues in 2006. Total assets for the group were $74.0 million at December 31, 2006. Woods Industries, Inc. (“Woods US”) and Woods Industries (Canada), Inc. (“Woods Canada”) are both subject to seasonal sales trends in connection with the holiday shopping season, with stronger sales and profits realized in the third and early fourth quarters. The business units in this group are:

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
Other Operations
Katy’s other operations include a 45% equity investment in a shrimp farming operation, Sahlman Holding Company, Inc. (“Sahlman”), and a 100% interest in Savannah Energy Systems Company (“SESCO”), the limited partner in a waste-to-energy facility.
Sahlman, which owns shrimp farming operations in Nicaragua, has a number of competitors, some of which are larger and have greater financial resources. Katy’s interest in Sahlman is an equity investment. During 2006, the Company did not recognize any equity in income from the Sahlman investment. Katy concluded that $2.2 million continues to be a reasonable estimate of the value of its investment in Sahlman. See Note 6 to the Consolidated Financial Statements of Katy included in Part II, Item 8.
In 2006, the Company sold 100% of its partnership interest in Montenay Savannah Limited Partnership, which was held by SESCO in Savannah, Georgia. The general partner of the partnership is an affiliate of Montenay Power Corporation (“Montenay”). In 2006, Montenay purchased the Company’s limited partnership interest for $0.1 million and a reduction of approximately $0.6 million in the face amount due to Montenay as agreed upon in the original partnership agreement. In addition, Montenay removed the Company as the performance guarantor under the service agreement. As a result of the above transaction, the Company recorded a gain of $0.4 million within continuing operations during the year ended December 31, 2006 given the reduction in the face amount due to Montenay as agreed upon in the original partnership interest purchase agreement. In addition, the Company recorded a gain on the sale of the partnership interest of approximately $0.1 million as reflected within continuing operations. See Note 8 to the Consolidated Financial Statements of Katy included in Part II, Item 8.
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
As discussed in “Business — Competition”, we operate in markets that are highly competitive and face substantial competition in each of our product lines from numerous competitors. The Company’s competitive position in the markets in which it participates is, in part, subject to external factors. For example, supply and demand for certain of the Company’s products is driven by end-use markets and worldwide capacities which, in turn, impact demand for and pricing of the Company’s products. Many of the Company’s direct competitors are part of large multi-national companies and may have more resources than the Company. Any increase in competition may result in lost market share or reduced prices, which could result in reduced gross profit margins. This may impair the ability to grow or even to maintain current levels of revenues and earnings. If we are not as cost efficient as our competitors, or if our competitors are otherwise able to offer lower prices, we may lose customers or be forced to reduce prices, which could negatively impact our financial results.

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
In addition, certain covenants in our bank facilities require us and our subsidiaries to maintain certain financial ratios. Any of the covenants described in this risk factor may restrict our operations and our ability to pursue potentially advantageous business opportunities. Our failure to comply with these covenants could also result in an event of default that, if not cured or waived, could result in the acceleration of all or a substantial portion of our debt. We have not been able to meet certain affirmative covenants in our Bank of America Credit Agreement, which has resulted in eight amendments temporarily relieving us from these obligations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Bank of America Credit Agreement” for further discussion of these amendments.
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
If our internal controls over financial reporting are found not to be effective or if we make disclosure of existing or potential significant deficiencies or material weaknesses in those controls, Investors could lose confidence in our financial reports, and our stock price may be adversely affected.
Beginning with our Annual Report for the year ending December 31, 2007, Section 404 of the Sarbanes-Oxley Act of 2002 requires us to include an internal control report with our Annual Report on Form 10-K. That report must include management’s assessment of the effectiveness of our internal control over financial reporting as of the end of the fiscal year. Additionally, our independent registered public accounting firm will be required to issue a report on management’s assessment of our internal control over financial reporting and a report on their evaluation of the operating effectiveness of our internal control over financial reporting beginning with our Annual Report for the year ending December 31, 2008.
We continue to evaluate our existing internal control over financial reporting against the standards adopted by the Public Company Accounting Oversight Board, or PCAOB. During the course of our ongoing evaluation of the internal controls, we may identify areas requiring improvement, and may have to design enhanced processes and controls to address issues identified through this review. Despite the existence of material weaknesses or significant deficiencies in our internal control over financial reporting, we may fail to identify them. Remedying any deficiencies, significant deficiencies or material weaknesses that we or our independent registered public accounting firm may identify, may require us to incur significant costs and expend significant time and management resources. Further, any of the measures we implement to remedy any such deficiencies may not effectively mitigate or remedy such deficiencies.
Any failure to remedy the deficiencies identified by management, any failure to implement required new or improved controls and the discovery of unidentified deficiencies could harm our operating results, cause us to fail to meet our reporting obligations, subject us to increased risk of errors and fraud related to our financial statements or result in material misstatements in, and untimely filing of, our financial statements. The existence of a material weakness could also cause a restatement of future presented financial statements. Investors could lose confidence in our financial reports, and our stock price may be adversely affected, if our internal controls over financial reporting are found not to be effective by management or by an independent registered public accounting firm or if we make disclosure of existing or potential significant deficiencies or material weaknesses in those controls.
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
Item 3. LEGAL PROCEEDINGS
Information regarding legal proceedings is included in Note 18 to the Consolidated Financial Statements in Part II, Item 8 and is incorporated by reference herein.
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

	12/01	12/02	12/03	12/04	12/05	12/06
Katy Industries, Inc.	100.00	100.58	166.96	151.46	90.64	78.36
Russell 2000	100.00	79.52	117.09	138.55	144.86	171.47
Dow Jones US Diversified Industrials	100.00	64.93	87.84	104.69	101.95	111.68
S & P SmallCap Industrial Conglomerates	100.00	59.47	80.21	95.65	92.02	99.94

Item 6. SELECTED FINANCIAL DATA

	Years Ended December 31,
	As Restated, see Note 2
	2006	2005	2004	2003	2002
	(Amounts in Thousands, except per share data and percentages)

Net sales	$396,166	$423,390	$416,681	$398,249	$403,599

Loss from continuing operations [a]	$(4,789)	$(11,619)	$(36,528)	$(17,255)	$(55,149)
Discontinued operations [b]	(6,834)	(2,178)	407	7,891	914
Cumulative effect of a change in accounting principle [b] [c]	(756)	—	—	—	(2,514)

Net loss	(12,379)	(13,797)	(36,121)	(9,364)	(56,749)
Gain on early redemption of preferred interest of subsidiary [d]	—	—	—	6,560	—
Payment-in-kind of dividends on convertible preferred stock [e]	—	—	(14,749)	(12,811)	(11,136)

Net loss attributable to common stockholders	$(12,379)	$(13,797)	$(50,870)	$(15,615)	$(67,885)

(Loss) earnings per share of common stock — Basic and diluted:
Loss from continuing operations attributable to common stockholders	$(0.60)	$(1.47)	$(6.50)	$(2.86)	$(7.92)
Discontinued operations	(0.86)	(0.27)	0.05	0.96	0.11
Cumulative effect of a change in accounting principle	(0.09)	—	—	—	(0.30)

Net loss attributable to common stockholders	$(1.55)	$(1.74)	$(6.45)	$(1.90)	$(8.11)

Total assets	$182,694	$212,094	$224,464	$241,708	$275,977
Total liabilities	140,662	157,390	155,879	139,416	157,405
Preferred interest in subsidiary	—	—	—	—	16,400
Stockholders’ equity	42,032	54,704	68,585	102,292	102,172
Long-term debt, including current maturities	56,871	57,660	58,737	39,663	45,451
Impairments of long-lived assets [f]	—	2,112	30,056	11,525	21,204
Severance, restructuring and related charges [f]	(112)	1,090	3,505	8,132	19,155
Depreciation and amortization [f]	8,640	8,968	12,145	18,877	17,732
Capital expenditures [f]	4,614	8,925	10,782	11,062	8,714
Working capital [g]	48,610	48,132	59,855	43,439	35,206
Ratio of debt to capitalization	57.5%	51.3%	46.1%	27.9%	27.7%

Weighted average common shares outstanding — Basic and diluted	7,966,742	7,948,749	7,883,265	8,214,712	8,370,815
Number of employees	1,172	1,544	1,793	1,808	2,261
Cash dividends declared per common share	$—	$—	$—	$—	$—

[a]	Includes distributions on preferred securities in 2003 and 2002.

[b]	Presented net of tax.

[c]
In 2006, this amount is stock compensation expense recorded with the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment. In 2002, this amount is a transitional impairment of goodwill recorded with the adoption of SFAS No. 142, Goodwill and Other Intangible Assets.

[d]	Represents the gain recognized on a redemption of a preferred interest of our CCP subsidiary.

[e]	Represents a 15% payment-in-kind dividend on our Convertible Preferred Stock. See Note 12 to the Consolidated Financial Statements in Part II, Item 8.

[f]	From continuing operations only.

[g]	Defined as current assets minus current liabilities, exclusive of deferred tax assets and liabilities and debt classified as current.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Restatement of Prior Financial Information
As a result of accounting errors in the raw material inventory records, management and the Company’s Audit Committee determined on August 6, 2007 that the Company’s consolidated financial statements for fiscal 2005 and 2006 should no longer be relied upon. The Company’s decision to restate its consolidated financial statements is based on facts obtained by management and the results of an internal investigation of the physical raw material inventory counting process at CCP. These procedures resulted in the identification of an intentional overstatement of raw material inventory when completing the physical inventory. At the time of the physical inventories, the Company did not have sufficient controls in place to ensure that the accurate physical raw material inventory on hand was properly accounted for and reported in the proper period.
In addition, as part of the restatement, the Company has recorded additional items, certain of which were previously identified and determined to be immaterial. The impact of these additional items on net loss is approximately ($0.4) million and $0.2 million for the years ended December 31, 2005 and 2006, respectively, which is allocated entirely to loss from continuing operations.
Refer to Note 2 of the Consolidated Financial Statements for additional discussion related to the effects of the restatement.
COMPANY OVERVIEW
For purposes of this discussion and analysis section, reference is made to the table below and the Company’s Consolidated Financial Statements included in Part II, Item 8. We have two principal operating groups: Maintenance Products and Electrical Products. The group labeled as Other consists of Sahlman and SESCO. Two businesses formerly included in the Maintenance Products Group, Metal Truck Box and CEL, have been classified as Discontinued Operations for the periods prior to their sale. These business units were sold in 2006.
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

	Years Ended December 31,
	As Restated, see Note 2
	2006		2005		2004
	(Amounts in Millions, except per share data and percentages)
	$	% to Sales	$	% to Sales	$	% to Sales
Net sales	$396.2	100.0	$423.4	100.0	$416.7	100.0
Cost of goods sold	345.5	87.2	372.9	88.0	361.7	86.8

Gross profit	50.7	12.8	50.5	12.0	55.0	13.2
Selling, general and administrative expenses	46.5	(11.7)	52.7	(12.5)	52.7	(12.6)
Impairments of long-lived assets	—	—	2.1	(0.5)	30.0	(7.2)
Severance, restructuring and related charges	(0.1)	0.0	1.1	(0.3)	3.5	(0.9)
Loss (gain) on sale of assets	0.5	(0.1)	(0.3)	0.1	(0.3)	0.1

Operating income (loss)	3.8	1.0	(5.1)	(1.2)	(30.9)	(7.4)

Equity in income of equity method investment	—		0.6		—
Gain on SESCO joint venture transaction	0.6		—		—
Interest expense	(7.1)		(5.7)		(4.0)
Other, net	0.2		0.2		(1.0)

Loss from continuing operations before provision for income taxes	(2.5)		(10.0)		(35.9)
Provision for income taxes from continuing operations	(2.3)		(1.6)		(0.6)

Loss from continuing operations	(4.8)		(11.6)		(36.5)
(Loss) income from operations of discontinued businesses (net of tax)	(1.4)		(2.2)		1.2
Loss on sale of discontinued businesses (net of tax)	(5.4)		—		(0.8)

Loss before cumulative effect of a change in accounting principle	(11.6)		(13.8)		(36.1)
Cumulative effect of a change in accounting principle (net of tax)	(0.8)		—		—

Net loss	(12.4)		(13.8)		(36.1)
Payment-in-kind of dividends on convertible preferred stock	—		—		(14.8)

Net loss attributable to common stockholders	$(12.4)		$(13.8)		$(50.9)

Loss per share of common stock — Basic and diluted
Loss from continuing operations	$(0.60)		$(1.47)		$(4.63)
Payment-in-kind of dividends on convertible preferred stock	—		—		(1.88)

Loss from continuing operations attributable to common stockholders	(0.60)		(1.47)		(6.50)
Discontinued operations (net of tax)	(0.86)		(0.27)		0.05
Cumulative effect of a change in accounting principle	(0.09)		—		—

Net loss attributable to common stockholders	$(1.55)		$(1.74)		$(6.45)

RESULTS OF OPERATIONS
2006 COMPARED TO 2005
Overview
Our consolidated net sales in 2006 decreased $27.2 million, or 6.4%, from 2005. Lower net sales resulted from a lower volume of 17.0% offset by higher pricing of 9.6% and favorable currency translation of 1.0%. Gross margins were 12.8% in the year ended December 31, 2006, an increase of 0.8 percentage point from the year ended December 31, 2005. Margins were positively impacted by improved operating performance at our Glit business offset by higher material costs, a portion of which could not be passed on through as price increases within our Electrical Group. Selling, general and administrative expenses (“SG&A”) as a percentage of sales were 11.7% in 2006 which is lower than 12.5% in 2005. In 2006, operating income was $3.8 million compared to an operating loss of ($5.1) million in 2005. The improvement was principally due to increased gross margins, lower selling, general and administrative expenses, along with the reduction of charges associated with impairment of long-lived assets and severance, restructuring and other charges of $3.3 million.
Overall, we reported a net loss attributable to common shareholders of ($12.4) million [($1.55) per share] for the year ended December 31, 2006, versus a net loss attributable to common shareholders of ($13.8) million [($1.74) per share] in the same period of 2005. In 2006, we reported a net loss from discontinued businesses of ($6.8) million [($0.86) per share] versus a net loss from discontinued businesses of ($2.2) million [($0.27) per share] in 2005. We also reported a cumulative effect of change in accounting principle of ($0.8) million [($0.09 per share)] related to the adoption of FAS 123R, Shared Based Payments, effective January 1, 2007.
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

Operating Income

	As Restated, see Note 2
	2006		2005		Change
	$	% Margin	$	% Margin	$	% Margin
Maintenance Products Group	$5.7	2.7	$(6.4)	(3.0)	$12.1	5.7
Electrical Products Group	8.7	4.6	17.4	8.4	(8.7)	(3.8)
Unallocated corporate expense	(10.2)		(13.2)		3.0

	4.2	1.0	(2.2)	(0.5)	6.4	1.5
Impairments of long-lived assets	—		(2.1)		2.1
Severance, restructuring and related charges	0.1		(1.1)		1.2
(Loss) gain on sale of assets	(0.5)		0.3		(0.8)

Operating income (loss)	$3.8	1.0	$(5.1)	(1.2)	$8.9	2.2

Maintenance Products Group
The Maintenance Products Group’s operating income increased from an operating loss of ($6.4) million (-3.0% of net sales) during the year ended December 31, 2005 to operating income of $5.7 million (2.7% of net sales) for the year ended December 31, 2006. The improvement was primarily attributable to production efficiencies gained at our Glit business as well as higher pricing levels in 2006 as well as positive impact from the liquidation of last-in, first-out inventory. In 2005, lower volumes and higher raw material costs adversely impacted our business units which sell plastic products. SG&A expenses as a percentage of net sales in 2006 were slightly lower versus 2005 due to mostly cost containment measures.
Electrical Products Group
The Electrical Products Group’s operating income decreased from $17.4 million (8.4% of net sales) for the year ended December 31, 2005 to $8.7 million (4.6% of net sales) for the year ended December 31, 2006. Operating margins have been negatively impacted, primarily during the last half of 2006, from the accelerated change in material costs and the inability to recover these costs from the customer. In addition, the reduced volume levels from 2005 have impacted operating income. SG&A as a percentage of net sales in 2006 was comparable to 2005 levels.
Corporate
Corporate operating expenses decreased from $13.2 million in 2005 to $10.2 million in 2006 principally due to compensation cost associated with the acceleration of vesting of stock options in 2005 and favorable self-insured costs performance in 2006.
Impairments of Long-lived Assets
During 2006, we did not recognize any impairment in our businesses. During the fourth quarter of 2005, we recognized an impairment loss of $2.1 million related to the Glit business unit of our Maintenance Products Group (see discussion of impairment in Note 5 of the Consolidated Financial Statements in Part II, Item 8) including $1.6 million related to goodwill, $0.2 million related to a tradename intangible, $0.2 million related to a customer list intangible, and $0.1 million related to patents. Our Glit business unit sustained a lower than expected profitability level throughout the last half of 2005 which resulted from increased costs due to operational disruptions at our Wrens, Georgia facility. The operational disruptions were the result of both the integration of other manufacturing operations into the facility as well as a fire in the fourth quarter of 2004. Not only did the facility have increased costs, the disruptions triggered the loss or reduction of customer activity. As a result, an impairment analysis was completed on the business unit and its long-lived assets. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Intangible Assets, we (with the assistance of an independent third party valuation firm) performed an analysis of discounted future cash flows which indicated that the book value of the Glit unit was greater than the fair value of the business. In addition, as a result of the goodwill analysis, we also assessed whether there had been an impairment of the long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company concluded that the book value of tradename, customer list and patents associated with the Glit business units exceeded the fair value and impairment had occurred.

Severance, Restructuring and Related Charges
Operating results for the year ended December 31, 2006 include a reduction of the non-cancelable lease liability for our Hazelwood, Missouri facility. This reduction in the liability was offset by costs associated with the restructuring of the Glit business ($0.3 million) and costs associated with the relocation of corporate headquarters ($0.2 million). Operating results for the Company during the year ended December 31, 2005 were negatively impacted by severance, restructuring and related charges of $1.1 million. Charges in 2005 related to the restructuring of the Glit business ($0.7 million), costs associated with the relocation of corporate headquarters ($0.2 million) and costs associated with various restructuring activities ($0.2 million). Refer to further discussion on severance and restructuring charges on Page 31 and Note 19 to the Consolidated Financial Statements in Part II, Item 8.
Other
In 2005, the Company recognized $0.6 million in equity income from the Sahlman investment compared to no income or loss being recognized in 2006. Interest expense increased by $1.4 million in 2006 versus 2005 primarily as a result of higher average borrowings as well as higher interest rates.
On June 27, 2006, the Company and Montenay amended the partnership interest purchase agreement in order to allow the Company to completely exit from the SESCO operations and related obligations. In addition, Montenay became the guarantor under the loan obligation for the IRBs. Montenay purchased the Company’s limited partnership interest for $0.1 million and a reduction of approximately $0.6 million in the face amount due to Montenay as agreed upon in the original partnership agreement. In addition, Montenay removed the Company as the performance guarantor under the service agreement. As a result of the above transaction, the Company recorded a gain of $0.4 million within continuing operations during the year ended December 31, 2006 given the reduction in the face amount due to Montenay as agreed upon in the original partnership interest purchase agreement. In addition, the Company recorded a gain on the sale of the partnership interest of approximately $0.1 million as reflected within continuing operations.
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
Loss from operations of discontinued businesses includes activity from the U.K. consumer plastics business plus the Metal Truck Box business unit, which were all sold in 2006. For the year ended December 31, 2006, we sold these business units for a loss of $5.4 million. In 2006, the Company incurred a loss from operations of discontinued businesses of $1.4 million compared to a loss from operations of discontinued businesses of $2.2 million for 2005.
Effective January 1, 2006, the Company adopted SFAS No. 123R, Share-Based Payments. As a result, a cumulative effect of this adoption of $0.8 million was recognized associated with the fair value of all vested stock appreciation rights (“SARs”).
2005 COMPARED TO 2004
Overview
Our consolidated net sales in 2005 increased $6.7 million, or 1.6%, from 2004. Higher net sales resulted from higher pricing of 4.6%, favorable currency translation of 0.8% offset by lower volume of 3.8%. Gross margins were 12.0% in the year ended December 31, 2005, a decrease of 1.2 percentage points from the year ended December 31, 2004. Margins were negatively impacted by higher material costs, a portion of which could not be passed on through price increases, and higher operating costs in our Glit business. SG&A as a percentage of sales were 12.5% in 2005 which is slightly lower than 12.6% in 2004. The operating loss decreased by $25.8 million to $5.1 million, principally due to the reduction of charges associated with impairment of long-lived assets and severance, restructuring and other charges of $30.3 million. However, these reductions were offset by lower gross margins as discussed above.
Overall, we reported a net loss attributable to common shareholders of ($13.8) million [($1.74) per share] for the year ended December 31, 2005, versus a net loss attributable to common shareholders of ($50.9) million [($6.45) per share] in the same period of 2004. In 2005, we reported net loss from discontinued businesses of ($2.2) million [($0.27) per share] versus net income from discontinued businesses of $0.4 million [$0.05 per share] in 2004. During the year ended December 31, 2004, we recorded the impact of paid-in-kind dividends earned on our convertible preferred stock of ($14.8) million [($1.88) per share].

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
Operating Income

	As Restated, see Note 2
	2005		2004		Change
	$	% Margin	$	% Margin	$	% Margin
Maintenance Products Group	$(6.4)	(3.0)	$(4.1)	(1.7)	$(2.3)	(1.3)
Electrical Products Group	17.4	8.4	16.8	9.4	0.6	(1.0)
Unallocated corporate expense	(13.2)		(10.4)		(2.8)

	(2.2)	(0.5)	2.3	0.6	(4.5)	(1.1)
Impairments of long-lived assets	(2.1)		(30.0)		27.9
Severance, restructuring and related charges	(1.1)		(3.5)		2.4
Gain on sale of assets	0.3		0.3		—

Operating loss	$(5.1)	(1.2)	$(30.9)	(7.4)	$25.8	6.2

Maintenance Products Group
The Maintenance Products Group’s operating loss increased from ($4.1) million (-1.7% of net sales) during the year ended December 31, 2004 to an operating loss of ($6.4) million (-3.0% of net sales) for the year ended December 31, 2005. The change was primarily attributable to lower volumes in the Contico and Glit units. In addition, higher raw material costs in 2005 versus 2004 were substantially recovered through higher selling prices. We continued to experience declines in the profitability of our Glit business resulting from increased costs which were principally due to certain operational disruptions at our Wrens Georgia facility. SG&A expenses were lower in 2005 versus 2004, but as a percentage of net sales, SG&A expenses have remained essentially unchanged.

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
Corporate
Corporate operating expenses increased from $10.4 million in 2004 to $13.2 million in 2005 primarily due to non-cash stock compensation expense related to the former chief executive officer of $2.0 million and higher insurance costs of $0.5 million offset by a credit recognized on SARs of $0.8 million attributable to the lower stock price.
Impairments of Long-lived Assets
During the fourth quarter of 2005, we recognized an impairment loss of $2.1 million related to the Glit business unit of our Maintenance Products Group (see discussion of impairment in Note 5 of the Consolidated Financial Statements in Part II, Item 8) including $1.6 million related to goodwill, $0.2 million related to a tradename intangible, $0.2 million related to a customer list intangible, and $0.1 million related to patents. During the fourth quarter of 2004, we recognized an impairment loss of $29.9 million related to the US Plastics business units of our Maintenance Products Group (see discussion of impairment in Note 5 to the Consolidated Financial Statements in Part II, Item 8) including $8.0 million related to goodwill, $8.4 million related to machinery and equipment, $10.9 million related to a customer list intangible, and $2.6 million related to a trademark. In the fourth quarter of 2004, the profitability of the Contico business unit declined sharply as we were unable to pass along sufficient selling price increases to combat the accelerating cost of resin (a key raw material used in all of the US Plastics units). We believe that our future earnings and cash flow could be negatively impacted to the extent further increases in resin and other raw material costs cannot be offset or recovered through higher selling prices. The Company concluded that the book value of equipment, a customer list intangible and trademark associated with the US Plastics business unit significantly exceeded the fair value and impairment had occurred. Also in 2004, we recorded impairment charges of $0.1 million related to certain assets at the Woods US business unit of our Electrical Products Group.
Severance, Restructuring and Related Charges
Operating results for the Company during the years ended December 31, 2005 and 2004 were negatively impacted by severance, restructuring and related charges of $1.1 million and $3.5 million, respectively. Charges in 2005 related to the restructuring of the Glit business ($0.7 million), costs associated with the relocation of corporate headquarters ($0.2 million) and costs associated with various restructuring activities ($0.2 million). Refer to further discussion on severance and restructuring charges on Page 31 and Note 19 to the Consolidated Financial Statements in Part II, Item 8.
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
Loss from operations of discontinued businesses includes activity from the United Kingdom consumer plastics business plus the Metal Truck Box business unit, which were all sold in 2006. For the year ended December 31, 2005, the Company incurred a loss from operations of discontinued businesses of $2.2 million compared to income from operations of discontinued businesses of $1.2 million for 2004. In 2004, the loss on sale of discontinued businesses includes impairment charges associated with the Metal Truck Box business of $0.8 million.

LIQUIDITY AND CAPITAL RESOURCES
We require funding for working capital needs and capital expenditures. We believe that our cash flow from operations and the use of available borrowings under the Bank of America Credit Agreement (as defined below) provide sufficient liquidity for our operations going forward. As of December 31, 2006, we had cash and cash equivalents of $7.4 million versus cash and cash equivalents of $8.4 million at December 31, 2005. Also as of December 31, 2006, we had outstanding borrowings of $56.9 million [58% of total capitalization], under the Bank of America Credit Agreement with unused borrowing availability on the Revolving Credit Facility of $13.7 million. As of December 31, 2005, we had outstanding borrowings of $57.7 million [51% of total capitalization] with unused borrowing availability of $13.9 million. We provided cash flow from operations of $1.8 million during the year ended December 31, 2006 versus the $6.6 million provided by operations during the year ended December 31, 2005. Cash flow from operations was lower in 2006 than 2005 as a result of the level of accounts payable reduction in late 2006.
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
As a result of the Seventh Amendment, the Company’s debt covenants, as of December 31, 2006 and thereafter, under the Bank of America Credit Agreement were to be as follows:
Fixed Charge Coverage Ratio — The Company is required to maintain a Fixed Charge Coverage Ratio (as defined in the Bank of America Credit Agreement) of 1.1:1, beginning December 31, 2006.
Capital Expenditures — For the year ended December 31, 2007, the Company is not to exceed $15.0 million in capital expenditures.
Leverage Ratio — As noted above, interest rate margins are currently set at the largest margins set forth in the Bank of America Credit Agreement. Following the first quarter of 2007, the Leverage Ratio will be utilized to determine the interest rate margin over the applicable LIBOR rate. No maximum Consolidated Leverage Ratio requirement is present.
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

Contractual Obligations
We have contractual obligations associated with our debt, operating lease agreements, severance and restructuring, and other obligations. Our obligations as of December 31, 2006, are summarized below (amounts in thousands):

		Due in less	Due in 1-3	Due in 3-5	Due after 5
Contractual Cash Obligations	Total	than 1 year	years	years	years
Revolving credit facility [a]	$43,879	$43,879	$—	$—	$—
Term loans	12,992	1,125	11,867	—	—
Interest on debt [b]	10,128	4,500	5,628	—	—
Operating leases [c]	22,090	7,663	10,571	3,242	614
Severance and restructuring [c]	653	247	280	126	—
SESCO payable to Montenay [d]	400	400	—	—	—
Postretirement benefits [e]	6,203	901	1,505	1,257	2,540

Total Contractual Obligations	$96,345	$58,715	$29,851	$4,625	$3,154

		Due in less	Due in 1-3	Due in 3-5	Due after 5
Other Commercial Commitments	Total	than 1 year	years	years	years
Commercial letters of credit	$762	$762	$—	$—	$—
Stand-by letters of credit	7,121	7,121	—	—	—

Total Commercial Commitments	$7,883	$7,883	$—	$—	$—

[a]
As discussed in the Liquidity and Capital Resources section above and in Note 9 to the Consolidated Financial Statements in Part II, Item 8, the entire revolving credit facility under the Bank of America Revolving Credit Agreement is classified as a current liability on the Consolidated Balance Sheets as a result of the combination in the Bank of America Credit Agreement of (i) lockbox agreements on Katy’s depository bank accounts, and (ii) a subjective Material Adverse Effect (“MAE”) clause. The Revolving Credit Facility expires in April of 2009.

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

[d]
Amount owed to Montenay as a result of the SESCO partnership, discussed in Note 8 to the Consolidated Financial Statements in Part II, Item 8. This obligation is classified in the Consolidated Balance Sheets as an Accrued Expense in Current Liabilities.

[e]
Benefits consisting of post-retirement medical obligations to retirees of former subsidiaries of Katy, as well as deferred compensation plan liabilities to former officers of the Company, discussed in Note 11 to the Consolidated Financial Statements in Part II, Item 8.

Off-balance Sheet Arrangements
See Note 8 to the Consolidated Financial Statements in Part II, Item 8 for a discussion of SESCO.

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
Operating Activities
Cash flow from operating activities before changes in operating assets and discontinued operations was $6.1 million in 2006 versus $1.9 million in 2005. While we reported a net loss in both periods, these amounts included many non-cash items such as depreciation and amortization, impairments of long-lived assets, the write-off and amortization of debt issuance costs, non-cash stock compensation expense associated with the former CEO, the gain or loss on the sale of assets and the equity income from our equity method investment. We used $7.1 million of cash related to operating assets and liabilities in 2006 compared to $4.0 million in cash being provided in 2005. Our operating cash flow was impacted in 2006 by reduction of accounts payable offset slightly by reduced accounts receivable and inventory levels of $5.6 million. By the end of 2006, we were turning our inventory at 6.2 times per year versus 6.4 times per year in 2005. Cash of $2.4 million and $2.3 million was used in 2006 and 2005, respectively, to satisfy severance, restructuring and related obligations.
Investing Activities
Capital expenditures from continuing operations totaled $4.6 million in 2006 as compared to $8.9 million in 2005 as spending for restructuring activities and new property and equipment continued to slow down as compared to the past few years. In 2006, we sold the United Kingdom consumer plastics business and the Metal Truck Box business unit for $5.4 million excluding a $1.2 million note receivable obtained as part of the Metal Truck Box transaction. In addition, the Company sold additional assets, including our SESCO partnership interest, in 2006 and 2005 for net proceeds of $0.4 million and $1.0 million, respectively. In 2005, we acquired substantially all of the assets and assumed certain liabilities of Washington International Non-Wovens, LLC. Anticipated capital expenditures are expected to be comparable in 2007 to prior year levels, mainly due to available capacity and amended bank covenants. On March 31, 2004, Woods Canada sold its manufacturing facility for net proceeds of $3.2 million and immediately entered into a sale/leaseback arrangement to allow that business unit to occupy this property as a distribution facility. On June 28, 2004, CCP sold its vacant metals facility in Santa Fe Springs, California for net proceeds of $1.9 million.
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
A summary of charges by major initiative is as follows:

	2006	2005	2004
	(Amounts in Thousands)
Consolidation of St. Louis manufacturing/distribution facilities	$(499)	$39	$1,460
Consolidation of Glit facilities	299	724	791
Corporate office relocation	217	172	—
Shutdown of Woods U.S. manufacturing	(115)	—	38
Shutdown of Woods Canada manufacturing	(14)	134	841
Consolidation of administrative functions for CCP	—	21	215
Other	—	—	160

Total severance, restructuring and related costs	$(112)	$1,090	$3,505

The impact of actions in connection with the above initiatives on the Company’s reportable segments (before tax) is as follows:

	Total Expected	Total Provision
	Cost	to Date

Maintenance Products Group	$21,993	$20,993
Electrical Products Group	12,776	12,776
Corporate	12,323	12,073

	$47,092	$45,842

A rollforward of all restructuring and related reserves since December 31, 2004 is as follows:

		One-time	Contract
		Termination	Termination
	Total	Benefits [a]	Costs [b]	Other [c]
Restructuring and related liabilities at December 31, 2004	$4,454	$807	$3,647	$—
Additions	1,170	506	516	148
Reductions	(80)	(19)	(61)	—
Payments	(2,252)	(861)	(1,243)	(148)
Currency translation and other	127	(1)	128	—

Restructuring and related liabilities at December 31, 2005	$3,419	$432	$2,987	$—
Additions	516	326	—	190
Reductions	(628)	(19)	(609)	—
Payments	(2,354)	(739)	(1,425)	(190)
Currency translation	8	—	8	—

Restructuring and related liabilities at December 31, 2006 [d]	$961	$—	$961	$—

[a]	Includes severance, benefits, and other employee-related costs associated with the employee terminations.

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
•	Increases in the cost of, or in some cases continuation of, the current price levels of plastic resins, copper, paper board packaging, and other raw materials.
•	Our inability to reduce product costs, including manufacturing, sourcing, freight, and other product costs.
•	Greater reliance on third parties for our finished goods as we increase the portion of our manufacturing that is outsourced.

•	Our inability to reduce administrative costs through consolidation of functions and systems improvements.

•	Our inability to execute our systems integration plan.

•	Our inability to successfully integrate our operations as a result of the facility consolidations.
•	Our inability to achieve product price increases, especially as they relate to potentially higher raw material costs.

•	The potential impact of losing lines of business at large mass merchant retailers in the discount and do-it-yourself markets.

•	Competition from foreign competitors.

•	The potential impact of rising interest rates on our LIBOR-based Bank of America Credit Agreement.

•	Our inability to meet covenants associated with the Bank of America Credit Agreement.
•	Our failure to identify, and promptly and effectively remediate, any material weaknesses or significant deficiencies in our internal control over financial reporting.

•	The potential impact of rising costs for insurance for properties and various forms of liabilities.

•	The potential impact of changes in foreign currency exchange rates related to our foreign operations.
•
Labor issues, including union activities that require an increase in production costs or lead to a strike, thus impairing production and decreasing sales. We are also subject to labor relations issues at entities involved in our supply chain, including both suppliers and those involved in transportation and shipping.

•	Changes in significant laws and government regulations affecting environmental compliance and income taxes.
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
CRITICAL ACCOUNTING POLICIES
Our significant accounting policies are more fully described in Note 3 to the Consolidated Financial Statements of Katy included in Part II, Item 8. Certain of our accounting policies as discussed below require the application of significant judgment by management in selecting the appropriate assumptions for calculating amounts to record in our financial statements. By their nature, these judgments are subject to an inherent degree of uncertainty.
Revenue Recognition — Revenue is recognized for all sales, including sales to distributors, at the time the products are shipped and title has transferred to the customer, provided that a purchase order has been received or a contract has been executed, there are no uncertainties regarding customer acceptances, the sales price is fixed and determinable and collection is deemed probable. The Company’s standard shipping terms are FOB shipping point. The Company records sales discounts, returns and allowances in accordance with EITF 01-09, Accounting for Consideration Given by a Vendor to a Customer. Sales discounts, returns and allowances, and cooperative advertising are included in net sales, and the provision for doubtful accounts is included in selling, general and administrative expenses. These provisions are estimated at the time of sale.
Stock-based Compensation — Effective January 1, 2006, the Company has adopted SFAS No. 123R, Share-Based Payment (“SFAS No. 123R”), using the modified prospective method. Under this method, compensation cost recognized during 2006 includes: a) compensation cost for all stock options granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with SFAS No. 123R amortized over the options’ vesting period; b) compensation cost for stock appreciation rights granted prior to, but vested as of January 1, 2006, based on the January 1, 2006 fair value estimated in accordance with SFAS No. 123R; and c) compensation cost for SARs granted prior to and vested as of December 31, 2006 based on the December 31, 2006 fair value estimated in accordance with SFAS No. 123R. Going forward into 2007 and thereafter, the Company will incur compensation expense associated with the fair value of stock options and SARs.

Accounts Receivable — We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer’s current creditworthiness, as determined by our review of their current credit information. We continuously monitor collections and payment from our customers and maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified. While such credit losses have historically been within our expectations and the provision established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. Since our accounts receivable are concentrated in a relatively few number of large sized customers, especially our consumer/retail customers, a significant change in the liquidity or financial position of any one of these customers could have a material adverse impact on our ability to collect our accounts receivable and our future operating results.
Inventories — We value our inventory at the lower of the actual cost to purchase and/or manufacture the inventory or the current net realizable value of the inventory. We regularly review inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on our estimated forecast of product demand and production requirements for the next twelve months. Our accounting policies state that operating divisions are to identify, at a minimum, those inventory items that are in excess of either one year’s historical or one year’s forecasted usage, and to use business judgment in determining which is the more appropriate metric. Those inventory items must then be evaluated on a lower of cost or market basis for realization. A significant increase in the demand for our products could result in a short-term increase in the cost of inventory purchases while a significant decrease in demand could result in an increase in the amount of excess inventory quantities on hand. Additionally, our estimates of future product demand may prove to be inaccurate, in which case we may have understated or overstated the provision required for excess and obsolete inventory. In the future, if our inventory is determined to be overvalued, we would be required to recognize such costs in our cost of goods sold at the time of such determination.
Therefore, although we make every effort to ensure the accuracy of our forecasts of future product demand, any significant unanticipated changes in demand or product developments could have a significant impact on the value of our inventory and our reported operating results. Our reserves for excess and obsolete inventory were $3.9 million and $4.5 million, respectively, as of December 31, 2006 and 2005.
Goodwill and Impairments of Long-Lived Assets — In connection with certain acquisitions, we recorded goodwill representing the cost of the acquisition in excess of the fair value of the net assets acquired. In accordance with SFAS No. 142, Goodwill and Intangible Assets, the fair value of each reporting unit that carries goodwill is determined annually, or as indicators of impairment are identified, and the fair value is compared to the carrying value of the reporting unit. If the fair value exceeds the carrying value, then no adjustment is necessary. If the carrying value of the reporting unit exceeds the fair value, appraisals are performed of long-lived assets and other adjustments are made to arrive at a revised fair value balance sheet. This revised fair value balance sheet (without goodwill) is compared to the fair value of the business previously determined, and a revised goodwill amount is reached. If the indicated goodwill amount meets or exceeds the current carrying value of goodwill, then no adjustment is required. However, if the result indicates a reduced level of goodwill, an impairment is recorded to state the goodwill at the revised level. Any future impairments of goodwill determined in accordance with SFAS No. 142 would be recorded as a component of income from continuing operations.
We review our long-lived assets for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, whenever triggering events indicate that an impairment may have occurred. We monitor our operations to look for triggering events that may cause us to perform an impairment analysis. These events include, among others, loss of product lines, poor operating performance and abandonment of facilities. We determine the lowest level at which cash flows are separately identifiable to perform the future cash flows tests, and apply the results to the assets related to those separately identifiable cash flows. In some cases, this may be at the individual asset level, but in other cases, it is more appropriate to perform this testing at a business unit level (especially when poor operating performance was the triggering event). For assets that are to be held and used, we compare undiscounted future cash flows associated with the asset (or asset group) and determine if the carrying value of the asset (asset group) will be recovered by those cash flows over the remaining useful life of the asset (or of the primary asset of an asset group). If the future undiscounted cash flows indicate that the carrying value of the asset (asset group) will not be recovered, then the asset is marked to fair value. For assets that are to be disposed of by sale or by a means other than by sale, the identified asset (or disposal group if a group of assets or entire business unit) is marked to fair value less costs to sell. In the case of the planned sale of a business unit, SFAS No. 144 indicates that disposal groups should be reported as discontinued operations on the consolidated financial statements if cash flows of the disposal group are separately identifiable. SFAS No. 144 has had an impact on the application of accounting for discontinued operations, making it in general much easier to classify a business unit (disposal group) held for sale as a discontinued operation. The rules covering discontinued operations prior to SFAS No. 144 generally required that an entire segment of a business be planned for disposal in order to classify it as a discontinued operation. We recorded impairments of long-lived assets during 2005 and 2004 in accordance with SFAS No. 144, which are discussed in Notes 4 and 5 to the Consolidated Financial Statements in Part II, Item 8.

Deferred Income Taxes — We recognize deferred income tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. Deferred income tax assets also include federal, state and foreign net operating loss carry forwards, primarily due to the significant operating losses incurred during recent years, as well as various tax credits. We regularly review our deferred income tax assets for recoverability taking into consideration historical net income (losses), projected future income (losses) and the expected timing of the reversals of existing temporary differences. We establish a valuation allowance when it is more likely than not that these assets will not be recovered. As of December 31, 2006, we had a valuation allowance of $67.0 million. During the year ended December 31, 2006, we increased the valuation allowance by $2.2 million primarily to provide a full reserve against our net deferred tax asset position. Except for certain of our foreign subsidiaries, given the negative evidence provided by our history of operating losses, and considering guidance provided by SFAS No. 109, Accounting for Income Taxes, we were unable to conclude that it is more likely that not that our deferred tax assets would be recoverable through the generation of future taxable income. We will continue to evaluate our valuation allowance requirements based on future operating results and business acquisitions and dispositions, and we may adjust our deferred tax asset valuation allowance. Such changes in our deferred tax asset valuation allowance will be reflected in current operations through our income tax provision.
Workers’ Compensation and Product Liabilities — We make payments for workers’ compensation and product liability claims generally through the use of a third party claims administrator. We have purchased insurance coverage for large claims over our self-insured retention levels. Our workers’ compensation liabilities are developed using actuarial methods based upon historical data for payment patterns, cost trends, and other relevant factors. In order to consider a range of possible outcomes, we have based our estimates of liabilities in this area on several different sources of loss development factors, including those from the insurance industry, the manufacturing industry, and factors developed in-house. Our general approach is to identify a reasonable, logical conclusion, typically in the middle range of the possible outcomes. While we believe that our liabilities for workers’ compensation and product liability claims as of December 31, 2006 are adequate and that the judgment applied is appropriate, such estimated liabilities could differ materially from what will actually transpire in the future.
Environmental and Other Contingencies — We and certain of our current and former direct and indirect corporate predecessors, subsidiaries and divisions are involved in remedial activities at certain present and former locations and have been identified by the United States Environmental Protection Agency, state environmental agencies and private parties as potentially responsible parties (“PRPs”) at a number of hazardous waste disposal sites under the Comprehensive Environmental Response, Compensation and Liability Act (“Superfund”) or equivalent state laws and, as such, may be liable for the cost of cleanup and other remedial activities at these sites. Responsibility for cleanup and other remedial activities at a Superfund site is typically shared among PRPs based on an allocation formula. Under the federal Superfund statute, parties could be held jointly and severally liable, thus subjecting them to potential individual liability for the entire cost of cleanup at the site. Based on our estimate of allocation of liability among PRPs, the probability that other PRPs, many of whom are large, solvent, public companies, will fully pay the costs apportioned to them, currently available information concerning the scope of contamination, estimated remediation costs, estimated legal fees and other factors, we have recorded and accrued for environmental liabilities in amounts that we deem reasonable. The ultimate costs will depend on a number of factors and the amount currently accrued represents our best current estimate of the total costs to be incurred. We expect this amount to be substantially paid over the next one to four years. See Note 18 to the Consolidated Financial Statements in Part II, Item 8.
Severance, Restructuring and Related Charges — Since the Recapitalization in mid-2001, we have initiated several cost reduction and facility consolidation initiatives including, (1) the closure or consolidation of manufacturing, distribution and office facilities, (2) the centralization of business units, and (3) the outsourcing of our Electrical Products manufacturing to Asia. These initiatives have resulted in significant severance, restructuring and related charges. Included in these charges are one-time termination benefits including severance, benefits and other employee-related costs associated with employee terminations; contract termination costs mostly related to non-cancelable lease liabilities for abandoned facilities, net of sublease revenue; and other costs associated with the consolidation of administrative and operational functions and consultants working on sourcing and other manufacturing and production efficiency initiatives. Our current restructuring programs were substantially completed in 2006. In accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, we recognize costs (including costs for one-time termination benefits) associated with exit or disposal activities as they are incurred. However, charges related to non-cancelable leases require estimates of sublease income and adjustments to these liabilities are possible in the future depending on the accuracy of the sublease assumptions made.
NEW ACCOUNTING PRONOUNCEMENTS
See Note 3 of the Notes to the Consolidated Financial Statements in Part II, Item 8 for a discussion of new accounting pronouncements and the potential impact to the Company’s consolidated results of operations and financial position.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
Our exposure to market risk associated with changes in interest rates relates primarily to our debt obligations. Accordingly, effective August 17, 2005, we entered into a two-year interest rate swap agreement on a notional amount of $25.0 million in the first year and $15.0 million in the second year. The fixed interest rate under the swap at December 31, 2006 and over the life of the agreement is 4.49%. Our interest obligations on outstanding debt at December 31, 2006 were indexed from short-term LIBOR. As a result of the current rising interest rate environment and the increase in the interest rate margins on our borrowings as a result of the amendments to the Bank of America Credit Agreement, our exposures to interest rate risks on the non-capped debt could be material to our financial position or results of operations. See Note 9 to the Consolidated Financial Statements in Part II, Item 8.
The following table presents as of December 31, 2006, our financial instruments, rates of interest and indications of fair value:

Expected Maturity Dates
(Amounts in Thousands)

ASSETS
	2007	2008	2009	2010	2011	Thereafter	Total	Fair Value

Temporary cash investments
Fixed rate	$—	$—	$—	$—	$—	$—	$—	$—
Average interest rate	—	—	—	—	—	—	—	—

INDEBTEDNESS

Fixed rate debt	$—	$—	$—	$—	$—	$—	$—	$—
Average interest rate	—	—	—	—	—	—	—	—
Variable rate debt	$1,125	$1,500	$54,246	$—	$—	$—	$56,871	$56,871
Average interest rate	8.38%	8.38%	8.18%	—	—	—	—	—
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
Commodity Price Risk
We have not employed an active hedging program related to our commodity price risk, but are employing other strategies for managing this risk, including contracting for a certain percentage of resin needs through supply agreements and opportunistic spot purchases. See Part I — Item 1 - Raw Materials and Part II — Item 7 — Outlook for 2007 for a further discussion of our raw materials.

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
As discussed in Note 11 to the consolidated financial statements, the Company changed the manner in which it accounts for pensions and post-retirement plans in fiscal 2006.
As discussed in Note 13 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation in fiscal 2006.
As discussed in Note 2 to the consolidated financial statements, the Company has restated its 2006 and 2005 consolidated financial statements.
/s/ PricewaterhouseCoopers LLP
St. Louis, Missouri
March 16, 2007, except for the restatement discussed in Note 2 to the consolidated financial statements, as to which the date is August 17, 2007.

KATY INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2006 and 2005
(Amounts in Thousands)
ASSETS

	As Restated, see Note 2
	2006	2005
CURRENT ASSETS:

Cash and cash equivalents	$7,392	$8,421
Trade accounts receivable, net of allowances of $2,213 and $2,445	55,014	63,612
Inventories, net	54,980	62,593
Other current assets	2,991	3,600
Asset held for sale	4,483	—

Total current assets	124,860	138,226

OTHER ASSETS:

Goodwill	665	665
Intangibles, net	6,435	6,946
Other	8,990	8,260

Total other assets	16,090	15,871

PROPERTY AND EQUIPMENT
Land and improvements	336	1,732
Buildings and improvements	9,669	14,011
Machinery and equipment	119,703	140,514

	129,708	156,257
Less — Accumulated depreciation	(87,964)	(98,260)

Property and equipment, net	41,744	57,997

Total assets	$182,694	$212,094

See Notes to Consolidated Financial Statements.

KATY INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2006 and 2005
(Amounts in Thousands, Except Share Data)
LIABILITIES AND STOCKHOLDERS’ EQUITY

	As Restated, see Note 2
	2006	2005
CURRENT LIABILITIES:

Accounts payable	$33,684	$47,449
Accrued compensation	3,518	4,071
Accrued expenses	38,187	37,713
Current maturities, long-term debt	1,125	2,857
Revolving credit agreement	43,879	41,946

Total current liabilities	120,393	134,036

LONG-TERM DEBT, less current maturities	11,867	12,857

OTHER LIABILITIES	8,402	10,497

Total liabilities	140,662	157,390

COMMITMENTS AND CONTINGENCIES (Notes 18 and 21)	—	—

STOCKHOLDERS’ EQUITY
15% Convertible preferred stock, $100 par value, authorized 1,200,000 shares, issued and outstanding 1,131,551 shares, liquidation value $113,155	108,256	108,256
Common stock, $1 par value; authorized 35,000,000 shares; issued 9,822,304 shares	9,822	9,822
Additional paid-in capital	27,120	27,067
Accumulated other comprehensive income	2,242	3,158
Accumulated deficit	(83,434)	(71,055)
Treasury stock, at cost, 1,869,827 shares and 1,874,027 shares, respectively	(21,974)	(22,544)

Total stockholders’ equity	42,032	54,704

Total liabilities and stockholders’ equity	$182,694	$212,094

See Notes to Consolidated Financial Statements.

KATY INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 and 2004
(Amounts in Thousands, Except Per Share Data)

	As Restated, see Note 2
	2006	2005	2004

Net sales	$396,166	$423,390	$416,681
Cost of goods sold	345,469	372,921	361,660

Gross profit	50,697	50,469	55,021
Selling, general and administrative expenses	46,556	52,749	52,668
Impairments of goodwill	—	1,574	7,976
Impairments of other long-lived assets	—	538	22,080
Severance, restructuring and related charges	(112)	1,090	3,505
Loss (gain) on sale of assets	467	(377)	(288)

Operating income (loss)	3,786	(5,105)	(30,920)
Equity in income of equity method investment	—	600	—
Gain on SESCO joint venture transaction	563	—	—
Interest expense	(7,114)	(5,713)	(3,968)
Other, net	302	207	(998)

Loss from continuing operations before provision for income taxes	(2,463)	(10,011)	(35,886)
Provision for income taxes from continuing operations	(2,326)	(1,608)	(642)

Loss from continuing operations	(4,789)	(11,619)	(36,528)
(Loss) income from operations of discontinued businesses (net of tax)	(1,429)	(2,178)	1,182
Loss on sale of discontinued businesses (net of tax)	(5,405)	—	(775)

Loss before cumulative effect of a change in accounting principle	(11,623)	(13,797)	(36,121)
Cumulative effect of a change in accounting principle (net of tax)	(756)	—	—

Net loss	(12,379)	(13,797)	(36,121)
Payment-in-kind of dividends on convertible preferred stock	—	—	(14,749)

Net loss attributable to common stockholders	$(12,379)	$(13,797)	$(50,870)

Loss per share of common stock — Basic and diluted
Loss from continuing operations attributable to common stockholders	$(0.60)	$(1.47)	$(6.50)
Discontinued operations (net of tax)	(0.86)	(0.27)	0.05
Cumulative effect of a change in accounting principle	(0.09)	—	—

Net loss attributable to common stockholders	$(1.55)	$(1.74)	$(6.45)

See Notes to Consolidated Financial Statements.

KATY INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 and 2004
(Amounts in Thousands, Except Share Data)

						Accumulated
	Convertible		Common			Other
	Preferred Stock		Stock		Additional	Compre-			Compre-	Total
	Number of	Par	Number of	Par	Paid-in	hensive	Accumulated	Treasury	hensive	Stockholders’
	Shares	Value	Shares	Value	Capital	Income	Deficit	Stock	Loss	Equity
Balance, January 1, 2004	925,750	$93,507	9,822,204	$9,822	$40,441	$2,387	$(21,137)	$(22,728)		$102,292
Net loss	—	—	—	—	—	—	(36,121)	—	$(36,121)	(36,121)
Foreign currency translation adjustment	—	—	—	—	—	2,065	—	—	2,065	2,065
Pension minimum liability adjustment	—	—	—	—	—	112	—	—	112	112

Comprehensive loss									$(33,944)

Purchase of treasury stock	—	—	—	—	—	—	—	(75)		(75)
Issuance of convertible preferred stock related to PIK dividends accrued	205,801	—	—	—	—	—	—	—		—
Payment in kind dividends accrued	—	14,749	—	—	(14,749)	—	—	—		—
Stock option exercise	—	—	—	—	(571)	—	—	875		304
Other	—	—	—	—	(10)	—	—	18		8

Balance, December 31, 2004	1,131,551	$108,256	9,822,204	$9,822	$25,111	$4,564	$(57,258)	$(21,910)		$68,585
Net loss, As Restated, see Note 2	—	—	—	—	—	—	(13,797)	—	$(13,797)	(13,797)
Foreign currency translation adjustment	—	—	—	—	—	(1,352)	—	—	(1,352)	(1,352)
Pension minimum liability adjustment	—	—	—	—	—	(109)	—	—	(109)	(109)
Interest rate swap	—	—	—	—	—	55	—	—	55	55

Comprehensive loss, As Restated, see Note 2									$(15,203)

Purchase of treasury stock	—	—	—	—	—	—	—	(7)		(7)
Stock compensation, As Restated, see Note 2	—	—	—	—	2,004	—	—	—		2,004
Other	—	—	—	—	(48)	—	—	(627)		(675)

Balance, December 31, 2005, As Restated, see Note 2	1,131,551	$108,256	9,822,204	$9,822	$27,067	$3,158	$(71,055)	$(22,544)		$54,704
Net loss, As Restated, see Note 2	—	—	—	—	—	—	(12,379)	—	$(12,379)	(12,379)
Foreign currency translation adjustment	—	—	—	—	—	686	—	—	686	686
Interest rate swap	—	—	—	—	—	22	—	—	22	22

Comprehensive loss, As Restated, see Note 2									$(11,671)

Adoption of SFAS 158	—	—	—	—	—	(1,624)	—	—		(1,624)
Purchase of treasury stock	—	—	—	—	—	—	—	(111)		(111)
Stock option exercise	—	—	—	—	(378)	—	—	525		147
Stock compensation	—	—	—	—	587	—	—	—		587
Other	—	—	100	—	(156)	—	—	156		—

Balance, December 31, 2006, As Restated, see Note 2	1,131,551	$108,256	9,822,304	$9,822	$27,120	$2,242	$(83,434)	$(21,974)		$42,032

See Notes to Consolidated Financial Statements.

KATY INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 and 2004
(Amounts in Thousands)

	As Restated, see Note 2
	2006	2005	2004
Cash flows from operating activities:
Net loss	$(12,379)	$(13,797)	$(36,121)
Loss (income) from discontinued operations	6,834	2,178	(407)

Loss from continuing operations	(5,545)	(11,619)	(36,528)
Cumulative effect of a change in accounting principle	756	—	—
Depreciation and amortization	8,640	8,968	12,145
Impairments of goodwill	—	1,574	7,976
Impairments of other long-lived assets	—	538	22,080
Write-off and amortization of debt issuance costs	1,178	1,122	1,076
Stock option expense	587	2,004	—
Loss (gain) on sale of assets	467	(377)	(288)
Equity in income of equity method investment	—	(600)	—
Deferred income taxes	14	240	(1,228)

	6,097	1,850	5,233

Changes in operating assets and liabilities:
Accounts receivable	2,743	(16)	(215)
Inventories	2,830	2,260	(8,649)
Other assets	600	(1,045)	307
Accounts payable	(8,000)	7,503	200
Accrued expenses	(78)	(3,952)	(1,595)
Other, net	(5,206)	(804)	(3,508)

	(7,111)	3,946	(13,460)

Net cash (used in) provided by continuing operations	(1,014)	5,796	(8,227)
Net cash provided by discontinued operations	2,837	766	256

Net cash provided by (used in) operating activities	1,823	6,562	(7,971)

Cash flows from investing activities:
Capital expenditures of continuing operations	(4,614)	(8,925)	(10,782)
Acquisition of subsidiary, net of cash acquired	—	(1,115)	—
Proceeds from sale of assets, net	367	981	5,778

Net cash used in continuing operations	(4,247)	(9,059)	(5,004)
Net cash provided by (used in) discontinued operations	5,292	(335)	(3,051)

Net cash provided by (used in) investing activities	1,045	(9,394)	(8,055)

Cash flows from financing activities:
Net borrowings of revolving loans	1,761	1,450	4,037
(Decrease) increase in book overdraft	(2,322)	4,028	—
Proceeds of term loans	1,364	—	18,152
Repayments of term loans	(4,086)	(2,857)	(3,244)
Direct costs associated with debt facilities	(312)	(151)	(1,485)
Repurchases of common stock	(111)	(7)	(75)
Proceeds from the exercise of stock options	147	—	304

Net cash (used in) provided by financing activities	(3,559)	2,463	17,689

Effect of exchange rate changes on cash and cash equivalents	(338)	265	114

Net (decrease) increase in cash and cash equivalents	(1,029)	(104)	1,777
Cash and cash equivalents, beginning of period	8,421	8,525	6,748

Cash and cash equivalents, end of period	$7,392	$8,421	$8,525

Supplemental disclosure of non-cash investing activities:
Note receivable from sale of discontinued operations	$1,200	$—	$—

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
Note 2. RESTATEMENT OF PRIOR FINANCIAL INFORMATION
Restatement — As a result of accounting errors in the raw material inventory records, management and the Company’s Audit Committee determined on August 6, 2007 that the Company’s consolidated financial statements for fiscal 2005 and 2006 should no longer be relied upon. The Company’s decision to restate its consolidated financial statements is based on facts obtained by management and the results of an internal investigation of the physical raw material inventory counting process at CCP. These procedures resulted in the identification of an intentional overstatement of raw material inventory when completing the physical inventory. At the time of the physical inventories, the Company did not have sufficient controls in place to ensure that the accurate physical raw material inventory on hand was properly accounted for and reported in the proper period.
(A) Impact of error on previously filed financial statements — The impact of the raw material inventory error on loss from continuing operations and net loss is approximately ($0.2) million and ($0.6) million for the years ended December 31, 2005 and 2006, respectively.
Other Out-of-Period Adjustments and Revisions — Due to the adjustments discussed above that required a restatement of our previously filed consolidated financial statements, we are also correcting these out-of-period adjustments and revisions by recording them in the proper periods.
The out-of-period adjustments and revisions in the table include the following as referenced:
(B) Accelerated vesting of stock options — The Company recorded non-cash compensation expense in 2005 of approximately $0.1 million related to stock options which would not have otherwise vested but for an accelerated vesting as further described in Note 12.
(C) Deferred compensation — In conjunction with a retirement compensation program as further described in Note 11, the Company made an adjustment for approximately $0.4 million in 2005 associated with the accounting for related compensation expense. The Company had originally recorded the out-of-period adjustment in 2006; therefore, the Company reduced compensation expense by the corresponding amount in 2006.
(D) Inventory reserves — The Company recorded an adjustment of approximately $0.1 million to increase inventory reserves and cost of goods sold in 2006 associated with our lower of cost or market evaluation.
(E) Revision of SESCO as a continuing operation — For all years presented, the Company previously inappropriately reported the results from the Savannah Energy Systems Company Partnership operation as discontinued operations, as described further in Note 8. As a result, the Company revised in 2006 $0.4 million from loss from operations of discontinued businesses and $0.1 million from loss on sale of discontinued businesses. Accordingly, the Company recorded in 2006 within continuing operations a $0.6 million gain on SESCO joint venture transaction offset by $0.1 million in interest expense. For 2005, the Company revised $0.1 million from loss from operations of discontinued businesses to interest expense within continuing operations.
All affected amounts described in these Notes to Consolidated Financial Statements have been restated. As a result of this restatement, the Company’s fiscal 2005 and 2006 financial results are adjusted as follows:

Consolidated Balance Sheets
(Amounts in thousands)

	December 31, 2006		December 31, 2005
	Previously		Previously
Assets	reported	Restated	reported	Restated

CURRENT ASSETS:
Cash and cash equivalents	$7,392	$7,392	$8,421	$8,421
Trade accounts receivable, net	55,014	55,014	63,612	63,612
Inventories, net (A)(D)	55,960	54,980	62,799	62,593
Other current assets	2,991	2,991	3,600	3,600
Asset held for sale	4,483	4,483	—	—

Total current assets	125,840	124,860	138,432	138,226

OTHER ASSETS:
Goodwill	665	665	665	665
Intangibles, net	6,435	6,435	6,946	6,946
Other (C)	8,990	8,990	8,643	8,260

Total other assets	16,090	16,090	16,254	15,871

Property and equipment, net	41,744	41,744	57,997	57,997

Total assets	$183,674	$182,694	$212,683	$212,094

Liabilities and Stockholders’ Equity

CURRENT LIABILITIES:
Accounts payable	$33,684	33,684	$47,449	47,449
Accrued compensation	3,518	3,518	4,071	4,071
Accrued expenses	38,187	38,187	37,713	37,713
Current maturities, long-term debt	1,125	1,125	2,857	2,857
Revolving credit agreement	43,879	43,879	41,946	41,946

Total current liabilities	120,393	120,393	134,036	134,036

LONG-TERM DEBT, less current maturities	11,867	11,867	12,857	12,857
OTHER LIABILITIES	8,402	8,402	10,497	10,497

Total liabilities	140,662	140,662	157,390	157,390

COMMITMENTS AND CONTINGENCIES (Notes 18 and 21)	—	—	—	—

STOCKHOLDERS’ EQUITY
15% Convertible preferred stock, $100 par value, authorized 1,200,000 shares, issued and outstanding 1,131,551 shares, liquidation value $113,155	108,256	108,256	108,256	108,256
Common stock, $1 par value; authorized 35,000,000 shares; issued 9,822,304 shares	9,822	9,822	9,822	9,822
Additional paid-in capital (B)	27,069	27,120	27,016	27,067
Accumulated other comprehensive income	2,242	2,242	3,158	3,158
Accumulated deficit	(82,403)	(83,434)	(70,415)	(71,055)
Treasury stock, at cost	(21,974)	(21,974)	(22,544)	(22,544)

Total stockholders’ equity	43,012	42,032	55,293	54,704

Total liabilities and stockholders’ equity	$183,674	$182,694	$212,683	$212,094

Consolidated Statements of Operations
(Amounts in thousands, except per share data)

	For the years ended
	December 31, 2006		December 31, 2005
	Previously		Previously
	reported	Restated	reported	Restated
Net sales	$396,166	396,166	$423,390	423,390
Cost of goods sold (A)(D)	344,695	345,469	372,715	372,921

Gross profit	51,471	50,697	50,675	50,469
Selling, general and administrative expenses (B)(C)	46,939	46,556	52,315	52,749
Impairments of goodwill	—	—	1,574	1,574
Impairments of other long-lived assets	—	—	538	538
Severance, restructuring and related charges	(112)	(112)	1,090	1,090
Loss (gain) on sale of assets	467	467	(377)	(377)

Operating income (loss)	4,177	3,786	(4,465)	(5,105)
Equity in income of equity method investment	—	—	600	600
Gain on SESCO joint venture transaction (E)	—	563	—	—
Interest expense (E)	(7,037)	(7,114)	(5,570)	(5,713)
Other, net	302	302	207	207

Loss from continuing operations before provision for income taxes	(2,558)	(2,463)	(9,228)	(10,011)
Provision for income taxes from continuing operations	(2,326)	(2,326)	(1,608)	(1,608)

Loss from continuing operations	(4,884)	(4,789)	(10,836)	(11,619)
(Loss) income from operations of discontinued businesses (net of tax) (E)	(1,043)	(1,429)	(2,321)	(2,178)
Loss on sale of discontinued businesses (net of tax) (E)	(5,305)	(5,405)	—	—

Loss before cumulative effect of a change in accounting principle	(11,232)	(11,623)	(13,157)	(13,797)
Cumulative effect of a change in accounting principle (net of tax)	(756)	(756)	—	—

Net loss	(11,988)	(12,379)	(13,157)	(13,797)
Payment-in-kind of dividends on convertible preferred stock	—	—	—	—

Net loss attributable to common stockholders	$(11,988)	$(12,379)	$(13,157)	$(13,797)

Loss per share of common stock — Basic and diluted
Loss from continuing operations attributable to common stockholders	$(0.61)	$(0.60)	$(1.37)	$(1.47)
Discontinued operations (net of tax)	(0.80)	(0.86)	(0.29)	(0.27)
Cumulative effect of a change in accounting principle	(0.09)	(0.09)	—	—

Net loss attributable to common stockholders	$(1.50)	$(1.55)	$(1.66)	$(1.74)

Consolidated Statements of Cash Flows
(Amounts in thousands)

	For the years ended
	December 31, 2006		December 31, 2005
	Previously		Previously
	reported	Restated	reported	Restated
Cash flows from operating activities:
Net loss	$(11,988)	$(12,379)	$(13,157)	$(13,797)
Loss (income) from discontinued operations (E)	6,348	6,834	2,321	2,178

Loss from continuing operations	(5,640)	(5,545)	(10,836)	(11,619)
Cumulative effect of a change in accounting principle	756	756	—	—
Depreciation and amortization	8,640	8,640	8,968	8,968
Impairments of goodwill	—	—	1,574	1,574
Impairments of other long-lived assets	—	—	538	538
Write-off and amortization of debt issuance costs	1,178	1,178	1,122	1,122
Stock option expense (B)	587	587	1,953	2,004
Loss (gain) on sale of assets	467	467	(377)	(377)
Equity in income of equity method investment	—	—	(600)	(600)
Deferred income taxes	14	14	240	240

	6,002	6,097	2,582	1,850

Changes in operating assets and liabilities:
Accounts receivable	2,743	2,743	(16)	(16)
Inventories (A)(D)	2,056	2,830	2,054	2,260
Other assets	600	600	(1,045)	(1,045)
Accounts payable	(8,000)	(8,000)	7,503	7,503
Accrued expenses (E)	622	(78)	(3,047)	(3,952)
Other, net (C)(E)	(3,237)	(5,206)	(1,187)	(804)

	(5,216)	(7,111)	4,262	3,946

Net cash (used in) provided by continuing operations	786	(1,014)	6,844	5,796
Net cash provided by discontinued operations (E)	1,037	2,837	(282)	766

Net cash provided by (used in) operating activities	1,823	1,823	6,562	6,562

Cash flows from investing activities:
Capital expenditures of continuing operations	(4,614)	(4,614)	(8,925)	(8,925)
Acquisition of subsidiary, net of cash acquired	—	—	(1,115)	(1,115)
Proceeds from sale of assets, net (E)	267	367	981	981

Net cash used in continuing operations	(4,347)	(4,247)	(9,059)	(9,059)
Net cash provided by (used in) discontinued operations (E)	5,392	5,292	(335)	(335)

Net cash provided by (used in) investing activities	1,045	1,045	(9,394)	(9,394)

Cash flows from financing activities:
Net borrowings on revolving loans	1,761	1,761	1,450	1,450
(Decrease) increase in book overdraft	(2,322)	(2,322)	4,028	4,028
Proceeds of term loans	1,364	1,364	—	—
Repayments of term loans	(4,086)	(4,086)	(2,857)	(2,857)
Direct costs associated with debt facilities	(312)	(312)	(151)	(151)
Repurchases of common stock	(111)	(111)	(7)	(7)
Proceeds from the exercise of stock options	147	147	—	—

Net cash (used in) provided by financing activities	(3,559)	(3,559)	2,463	2,463

Effect of exchange rate changes on cash and cash equivalents	(338)	(338)	265	265

Net (decrease) increase in cash and cash equivalents	(1,029)	(1,029)	(104)	(104)
Cash and cash equivalents, beginning of period	8,421	8,421	8,525	8,525

Cash and cash equivalents, end of period	$7,392	$7,392	$8,421	$8,421

Supplemental disclosure of non-cash investing activities:
Note receivable from sale of discontinued operations	$1,200	$1,200	$—	$—

The comprehensive loss of approximately $12.9 million and $14.6 million for the years ended December 31, 2006 and 2005, respectively as previously reported was restated to a comprehensive loss of $11.7 million and $15.2 million, respectively. The change resulted from changes within our net loss attributable to common stockholders. Refer to Note 21 for restated unaudited quarterly results of operations.
Financial statement footnotes affected by this restatement are as follows:
3.	Significant Accounting Policies;

7.	Discontinued Operations;

8.	Savannah Energy Systems Company Partnership;

10.	Earnings Per Share;

14.	Income Taxes;

17.	Industry Segments and Geographic Information; and

21.	Quarterly Results of Operations (Unaudited).
Note 3. SIGNIFICANT ACCOUNTING POLICIES
Consolidation Policy — The consolidated financial statements include the accounts of Katy Industries, Inc. and subsidiaries in which it has a greater than 50% voting interest or significant influence, collectively “Katy” or the “Company”. All significant intercompany accounts, profits and transactions have been eliminated in consolidation. Investments in affiliates, which do not meet the criteria of a variable interest entity and are not majority owned or where the Company exercises significant influence, are reported using the equity method.
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
Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Revenue Recognition — Revenue is recognized for all sales, including sales to agents and distributors, at the time the products are shipped and title has transferred to the customer, provided that a purchase order has been received or a contract has been executed, there are no uncertainties regarding customer acceptances, the sales price is fixed and determinable and collectibility is deemed probable. The Company’s standard shipping terms are FOB shipping point. The Company records sales discounts, returns and allowances in accordance with Emerging Issues Task Force (“EITF”) Issue No. 01-09, Accounting for Consideration Given by a Vendor to a Customer. Sales discounts, returns and allowances, and cooperative advertising are included in net sales, and the provision for doubtful accounts is included in selling, general and administrative expenses. These provisions are estimated at the time of sale.
Cash and Cash Equivalents — Cash equivalents consist of highly liquid investments with original maturities of three months or less.
Advertising Costs — Advertising costs are expensed as incurred. Advertising costs within continuing operations expensed in 2006, 2005 and 2004 were $3.1 million, $3.3 million and $3.4 million, respectively.
Accounts Receivable and Allowance for Doubtful Accounts — Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. The Company determines the allowance based on its historical write-off experience. The Company reviews its allowance for doubtful accounts quarterly, which includes a review of past due balances over 90 days and over a specified amount for collectibility. All other balances are reviewed on a pooled basis by market distribution channels. Account balances are charged off against the allowance when the Company determines it is probable the receivable will not be recovered. The Company does not have any off-balance-sheet credit exposure related to its customers. Charges within continuing operations to expense for probable credit losses and allowances were $3.1 million, $3.3 million and $3.1 million in 2006, 2005 and 2004, respectively.

Inventories — Inventories are stated at the lower of cost or market value, and reserves are established for excess and obsolete inventory in order to ensure proper valuation of inventories. Cost includes materials, labor and overhead. At December 31, 2006 and 2005, approximately 23% and 39%, respectively, of Katy’s inventories were accounted for using the last-in, first-out (“LIFO”) method of costing, while the remaining inventories were accounted for using the first-in, first-out (“FIFO”) method. Current cost, as determined using the FIFO method, exceeded LIFO cost by $3.7 million and $6.6 million at December 31, 2006 and 2005, respectively. The reduction in the LIFO reserve primarily resulted from the reduction in quantity levels as well as the sales of the Metal Truck Box and United Kingdom consumer plastics business units. The components of inventories are:

	As Restated, see Note 2
	December 31,
	2006	2005
	(Amounts in Thousands)

Raw materials	$14,777	$22,997
Work in process	613	1,766
Finished goods	47,230	48,949
Inventory reserves	(3,905)	(4,548)
LIFO reserve	(3,735)	(6,571)

	$54,980	$62,593

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
Goodwill — In connection with certain acquisitions, the Company recorded goodwill representing the cost of the acquisition in excess of the fair value of the net assets acquired. Beginning in 2002, goodwill is not amortized in accordance with SFAS No. 142, Goodwill and Intangible Assets (“SFAS No. 142”). The fair value of each reporting unit that carries goodwill is determined annually, or as indicators of impairment are identified, and the fair value is compared to the carrying value of the reporting unit. If the fair value exceeds the carrying value, then no adjustment is necessary. If the carrying value of the reporting unit exceeds the fair value, appraisals are performed of long-lived assets and other adjustments are made to arrive at a revised fair value balance sheet. This revised fair value balance sheet (without goodwill) is compared to the fair value of the business previously determined, and a revised goodwill amount is reached. If the indicated goodwill amount meets or exceeds the current carrying value of goodwill, then no adjustment is required. However, if the result indicates a reduced level of goodwill, an impairment is recorded to state the goodwill at the revised level. Any impairments of goodwill determined in accordance with SFAS No. 142 are recorded as a component of income from continuing operations. See Note 4.
Property and Equipment — Property and equipment are stated at cost and depreciated over their estimated useful lives: buildings (10-40 years) generally using the straight-line method; machinery and equipment (3-20 years) using straight-line or composite methods; tooling (5 years) using the straight-line method; and leasehold improvements using the straight-line method over the remaining lease period or useful life, if shorter. Costs for repair and maintenance of machinery and equipment are expensed as incurred, unless the result significantly increases the useful life or functionality of the asset, in which case capitalization is considered. Depreciation expense from continuing operations for 2006, 2005 and 2004 was $8.0 million, $8.3 million, and $10.4 million, respectively.

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

Impairment of Long-lived Assets — Long-lived assets, other than goodwill which is discussed above, are reviewed for impairment if events or circumstances indicate the carrying amount of these assets may not be recoverable through future undiscounted cash flows. If this review indicates that the carrying value of these assets will not be recoverable, based on future undiscounted net cash flows from the use or disposition of the asset, the carrying value is reduced to fair value. See Note 5.
Income Taxes — Income taxes are accounted for using a balance sheet approach known as the liability method. The liability method accounts for deferred income taxes by applying the statutory tax rates in effect at the date of the balance sheet to the differences between the book basis and tax basis of the assets and liabilities. The Company records a valuation allowance when it is more likely than not that some portion or all of the deferred income tax asset will not be realizable. See Note 14.
Foreign Currency Translation — The results of the Company’s foreign subsidiaries are translated to U.S. dollars using the current-rate method. Assets and liabilities are translated at the year end spot exchange rate, revenue and expenses at average exchange rates and equity transactions at historical exchange rates. Exchange differences arising on translation are recorded as a component of accumulated other comprehensive income (loss). Katy recorded gains on foreign exchange transactions (included in other, net in the Consolidated Statements of Operations) of $0.2 million, $2.0 thousand, and $0.3 million, in 2006, 2005 and 2004, respectively.
Fair Value of Financial Instruments — Where the fair values of Katy’s financial instrument assets and liabilities differ from their carrying value or Katy is unable to establish the fair value without incurring excessive costs, appropriate disclosures have been given in the Notes to the Consolidated Financial Statements. All other financial instrument assets and liabilities not specifically addressed are believed to be carried at their fair value in the accompanying Consolidated Balance Sheets.
Stock Options and Other Stock Awards — Prior to January 1, 2006, the Company accounted for stock options and other stock awards under the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), as allowed by SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), as amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure (“SFAS No. 148”). APB No. 25 dictated a measurement date concept in the determination of compensation expense related to stock awards including stock options, restricted stock, and stock appreciation rights (“SARs”).
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

$1,154

The cumulative effect of a change in accounting principle reflects the compensation cost for stock appreciation rights granted prior to, but vested as of January 1, 2006, based on the January 1, 2006 fair value. Prior to the effective date, no compensation cost was accrued associated with SARs as all of these stock awards were out of the money. Pro forma results for the prior period have not been restated. As a result of adopting SFAS No. 123R on January 1, 2006, the Company’s net loss for the year ended December 31, 2006 is approximately $1.2 million higher than had it continued to account for stock-based employee compensation under APB No. 25. Basic and diluted net loss per share for the year ended December 31, 2006 would have been $1.36 had the Company not adopted SFAS No. 123R (which is a non-GAAP measurement), compared to reported basic and diluted net loss per share of $1.50. The adoption of SFAS No. 123R had approximately $0.6 million positive impact on cash flows from operations with the recognition of a liability for the outstanding and vested stock appreciation rights. The adoption of SFAS No. 123R had no impact on cash flows from financing.
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

	For the years ended
	December 31,
	2005	2004
	As Restated,
	see Note 2
Net loss attributable to common stockholders, as reported	$(13,797)	$(50,870)
Add: Stock-based employee compensation expense included in reported net loss, with no related tax effects	2,004
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(293)	(1,852)

Pro forma net loss	$(12,086)	$(52,722)

Earnings per share
Basic and diluted-as reported	$(1.74)	$(6.45)

Basic and diluted-pro forma	$(1.52)	$(6.69)

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
Derivative Financial Instruments — Effective August 17, 2005, the Company entered into an interest rate swap agreement designed to limit exposure to increasing interest rates on its floating rate indebtedness. The differential to be paid or received is recognized as an adjustment of interest expense related to the debt upon settlement. In connection with the Company’s adoption of SFAS No. 133, Accounting for Derivative Financial Instruments and Hedging Activities (“SFAS No. 133”), the Company is required to recognize all derivatives, such as interest rate swaps, on its balance sheet at fair value. As the derivative instrument held by the Company is classified as a hedge under SFAS No. 133, changes in the fair value of the derivative will be offset against the change in fair value of the hedged liability through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. Hedge ineffectiveness associated with the swap will be reported by the Company in interest expense.
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
New Accounting Pronouncements — In June 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which describes a comprehensive model for the measurement, recognition, presentation and disclosure of uncertain tax positions in the financial statements. Under the interpretation, the financial statements will reflect expected future tax consequences of such positions presuming the tax authorities’ full knowledge of the position and all relevant facts, but without considering time values. For the Company, the provisions of FIN 48 are effective January 1, 2007. The Company continues to evaluate the impact of FIN 48 on its consolidated financial statements. At this time, the Company does not know what the impact will be upon adoption of this standard. However, it does not expect the impact to be significant.
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
Reclassifications — Certain amounts from prior years have been reclassified to conform to the 2006 financial statement presentation.
Note 4. GOODWILL AND INTANGIBLE ASSETS
Below is a summary of activity (all in the Maintenance Products Group) in the goodwill accounts since December 31, 2003 (amounts in thousands):

Goodwill at December 31, 2003	$10,215
Impairment charge	(7,976)

Goodwill at December 31, 2004	2,239
Impairment charge	(1,574)

Goodwill at December 31, 2005	665
Impairment charge	—

Goodwill at December 31, 2006	$665

See Note 5 for discussion of impairment of long-lived assets. Following is detailed information regarding Katy’s intangible assets (amounts in thousands):

	December 31,			December 31,
	2006			2005
	Gross	Accumulated	Net Carrying	Gross	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Patents	$1,511	$(1,065)	$446	$1,409	$(954)	$455
Customer lists	10,454	(8,111)	2,343	10,643	(7,997)	2,646
Tradenames	5,612	(2,345)	3,267	5,498	(2,075)	3,423
Other	441	(62)	379	441	(19)	422

Total	$18,018	$(11,583)	$6,435	$17,991	$(11,045)	$6,946

All of Katy’s intangible assets are definite long-lived intangibles. Katy recorded amortization expense on intangible assets of $0.7 million, $0.7 million and $1.7 million in 2006, 2005 and 2004, respectively. Estimated aggregate future amortization expense related to intangible assets is as follows (amounts in thousands):

2007	$645
2008	632
2009	597
2010	549
2011	508
Thereafter	3,504
Note 5. IMPAIRMENTS OF LONG-LIVED ASSETS
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

Note 6. EQUITY METHOD INVESTMENT
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
Note 7. DISCONTINUED OPERATIONS
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

The Company did not separately identify the related assets and liabilities of the Metal Truck Box business unit and the United Kingdom consumer plastics business unit on the Consolidated Balance Sheets, except for the Asset Held for Sale. Following is a summary of the major asset and liability categories for these discontinued operations:

	As Restated, see Note 2
	December 31,
	2006	2005

Current assets:
Accounts receivable, net	$83	$6,434
Inventories, net	—	5,746
Other current assets	—	583

	$83	$12,763

Non-current assets:
Intangibles, net	$—	$166
Property and equipment, net	—	12,145

	$—	$12,311

Current liabilities:
Accounts payable	$—	$3,834
Accrued compensation	—	119
Accrued expenses	743	1,445

	$743	$5,398

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
The historical operating results of the United Kingdom consumer plastics business unit and the Metal Truck Box business unit have been segregated as discontinued operations on the Consolidated Statements of Operations. Selected financial data for discontinued operations is summarized as follows (in thousands):

	As Restated, see Note 2
	2006	2005	2004
Net sales	$21,485	$31,807	$40,961

Pre-tax operating (loss) income	$(1,436)	$(2,357)	$1,423

Pre-tax loss on sale of discontinued businesses	$(5,405)	$—	$(775)

Note 8. SAVANNAH ENERGY SYSTEMS COMPANY PARTNERSHIP
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

On June 27, 2006, the Company and Montenay amended the partnership interest purchase agreement in order to allow the Company to completely exit from the SESCO operations and related obligations. In addition, Montenay became the guarantor under the loan obligation for the IRBs. Montenay purchased the Company’s limited partnership interest for $0.1 million and a reduction of approximately $0.6 million in the face amount due to Montenay as agreed upon in the original partnership agreement. In addition, Montenay removed the Company as the performance guarantor under the service agreement. As a result of the above transaction, the Company recorded a gain of $0.4 million within operating income during the year ended December 31, 2006 given the reduction in the face amount due to Montenay as agreed upon in the original partnership interest purchase agreement. In addition, the Company recorded a gain on the sale of the partnership interest of approximately $0.1 million as reflected within operating income.
The final payment of $0.4 million due to Montenay as of December 31, 2006 is reflected in accrued expenses in the Consolidated Balance Sheets, and was paid in January 2007.
Note 9. INDEBTEDNESS
Long-term debt consists of the following:

	December 31,
	2006	2005
	(Amounts in Thousands)
Term loan payable under the Bank of America Credit Agreement, interest based on LIBOR and Prime Rates (8.38% - 9.50%), due through 2009	$12,992	$15,714
Revolving loans payable under the Bank of America Credit Agreement, interest based on LIBOR and Prime Rates (8.13% - 9.25%)	43,879	41,946

Total debt	56,871	57,660
Less revolving loans, classified as current (see below)	(43,879)	(41,946)
Less current maturities	(1,125)	(2,857)

Long-term debt	$11,867	$12,857

Aggregate remaining scheduled maturities of the Term Loan as of December 31, 2006 are as follows (in thousands):

2007	$1,125
2008	1,500
2009	10,367
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
As a result of the Seventh Amendment, the Company’s debt covenants, as of December 31, 2006 and thereafter, under the Bank of America Credit Agreement were to be as follows:
Fixed Charge Coverage Ratio — The Company is required to maintain a Fixed Charge Coverage Ratio (as defined in the Bank of America Credit Agreement) of 1.1:1, beginning December 31, 2006.
Capital Expenditures — For the year ended December 31, 2007, the Company is not to exceed $15.0 million in capital expenditures.
Leverage Ratio — As noted above, interest rate margins are currently set at the largest margins set forth in the Bank of America Credit Agreement. Following the first quarter of 2007, the Leverage Ratio will be utilized to determine the interest rate margin over the applicable LIBOR rate. No maximum Consolidated Leverage Ratio requirement is present.
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
Note 10. EARNINGS PER SHARE
The Company’s diluted earnings per share were calculated using the treasury stock method in accordance with SFAS No. 128, Earnings Per Share. The basic and diluted earnings per share (“EPS”) calculations are as follows:

	As Restated, see Note 2
For the Year Ended December 31,	2006	2005	2004

Basic and Diluted EPS:
Loss from continuing operations	$(4,789)	$(11,619)	$(36,528)
Payment-in-kind dividends on convertible preferred stock	—	—	(14,749)

Loss from continuing operations attributable to common stockholders	(4,789)	(11,619)	(51,277)
Discontinued operations (net of tax)	(6,834)	(2,178)	407
Cumulative effect of a change in accounting principle	(756)	—	—

Net loss attributable to common stockholders	$(12,379)	$(13,797)	$(50,870)

Weighted average shares — Basic and Diluted	7,967	7,949	7,883

Per share amount:
Loss from continuing operations attributable to common stockholders	$(0.60)	$(1.47)	$(6.50)
Discontinued operations (net of tax)	(0.86)	(0.27)	0.05
Cumulative effect of a change in accounting principle	(0.09)	—	—

Net loss attributable to common stockholders	$(1.55)	$(1.74)	$(6.45)

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
Note 11. RETIREMENT BENEFIT PLANS
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

Incremental Effect of Applying SFAS No. 158 on Individual Line Items in Katy's
Consolidated Balance Sheets as of December 31, 2006

	Before		After
	Application of		Application of
	SFAS No. 158	Adjustments	SFAS No. 158
Assets:
Other non-current assets	$136	$(94)	$42
Deferred taxes	—	—	—
Liabilities:
Accrued expenses	—	327	327
Other liabilities	2,585	1,203	3,788
Stockholders’ Equity:
Accumulated OCI	$(500)	$(1,624)	$(2,124)

The following table presents the funded status of the Company’s pension and postretirement benefit plans for the years ended December 31, 2006 and 2005:

	Pension Benefits		Other Benefits
	2006	2005	2006	2005
	(Amounts in Thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$1,634	$1,544	$2,801	$3,171
Service cost	9	7	—	—
Interest cost	90	90	209	160
Actuarial (gain) loss	(43)	123	1,093	(246)
Benefits paid	(151)	(130)	(272)	(284)

Benefit obligation at end of year	$1,539	$1,634	$3,831	$2,801

Accumulated benefit obligation at end of year	$1,539	$1,634

Change in plan assets:
Fair value of plan assets at beginning of year	$1,239	$1,306	$—	$—
Actuarial return on plan assets	106	63	—	—
Employer contributions	102	—	272	284
Benefits paid	(150)	(130)	(272)	(284)

Fair value of plan assets at end of year	$1,297	$1,239	$—	$—

Funded status — deficiency	$242	$395	$3,831	$2,801
Unrecognized net actuarial loss	—	(766)	—	(633)
Unrecognized prior service cost	—	—	—	(74)

Accrued (prepaid) benefit cost at end of year	$242	$(371)	$3,831	$2,094

Amount recognized in financial statements:
Other non-current assets	$(42)	$(150)	$—	$—
Accrued expenses	—	453	327	—
Other liabilities	284	—	3,504	2,094
Accumulated other comprehensive income	—	(674)	—	—

Total	$242	$(371)	$3,831	$2,094

Amounts recognized in accumulated OCI consist of:
Unrecognized net actuarial loss (gain)	$604	$(395)	$285	$(2,801)
Unrecognized prior service cost	—	—	1,235	—

Prepaid (accrued) benefit cost	$604	$(395)	$1,520	$(2,801)

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
The following table presents components of the net periodic benefit cost for the Company’s pension and postretirement benefit plans during 2006 and 2005:

	Pension Benefits		Other Benefits
	2006	2005	2006	2005
Components of net periodic benefit cost:
Service cost	$9	$7	$—	$—
Interest cost	90	90	209	160
Expected return on plan assets	(90)	(101)	—	—
Amortization of prior service cost	—	—	126	55
Amortization of net gain	59	52	16	39

Net periodic benefit cost	$68	$48	$351	$254

Required contributions to the pension plans for 2007 are $10 thousand and as a result, the Company will make contributions in 2007. The following table presents estimated future benefit payments:

	Pension Benefits	Other Benefits
2007	$53	$337
2008	60	338
2009	71	336
2010	80	333
2011	83	327
2012-2016	454	1,474

Total	$801	$3,145

The estimated amounts that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2007 are:

	Pension Benefits	Other Benefits

Actuarial loss	$48	$6
Prior service cost	—	89

Total	$48	$95

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

See Note 3 for a discussion of accounting for stock awards, and related fair value and pro forma earnings disclosures.
Note 14. INCOME TAXES
The provision for income taxes from continuing operations is based on the following pre-tax loss:

	As Restated, see Note 2
	2006	2005	2004
	(Amounts in Thousands)

Domestic	$(7,409)	$(14,730)	$(39,125)
Foreign	4,946	4,719	3,239

Total	$(2,463)	$(10,011)	$(35,886)

The provision for income taxes from continuing operations consists of the following:

	2006	2005	2004
	(Amounts in Thousands)
Current tax provision (benefit):
Federal	$—	$—	$(343)
State	110	100	(204)
Foreign	2,202	1,268	2,417

Total	$2,312	$1,368	$1,870

Deferred tax provision (benefit):
Federal	$—	$—	$—
State	—	—	—
Foreign	14	240	(1,228)

Total	$14	$240	$(1,228)

Total provision from continuing operations	$2,326	$1,608	$642

Actual income taxes reported from continuing operations are different than would have been computed by applying the federal statutory tax rate to income from continuing operations before income taxes. The reasons for this difference are as follows:

	As Restated, see Note 2
	2006	2005	2004
	(Amounts in Thousands)

Benefit for income taxes at statutory rate	$(865)	$(3,504)	$(12,560)
State income taxes, net of federal benefit	72	65	(133)
Foreign tax rate differential	95	112	463
Foreign tax credits	(2,080)	(1,266)	(245)
Utilization of foreign losses	823	718	—
Return to provision adjustments	2,739	(166)	(991)
Dividend income from foreign subsidiary	1,267	913	—
Dividend gross-up	698	494	—
Stock option expense	—	547	—
Valuation allowance adjustments	(310)	3,712	14,325
Permanent items	(115)	4	103
Increase (reduction) of tax reserves	—	—	(343)
Other, net	2	(21)	23

Net provision for income taxes	$2,326	$1,608	$642

The significant components of the Company’s deferred income tax liabilities and assets are as follows:

	As Restated, see Note 2
	2006	2005
	(Amounts in Thousands)
Deferred tax liabilities
Waste-to-energy facility	$160	$(2,602)
Inventory costs	(1,072)	(1,800)
Unremitted foreign earnings	(4,153)	(4,428)

	$(5,065)	$(8,830)

Deferred tax assets
Allowance for doubtful receivables	$1,862	$972
Accrued expenses and other items	12,069	13,425
Difference between book and tax basis of property	12,859	16,149
Operating loss carry-forwards — domestic	35,326	35,026
Operating loss carry-forwards — foreign	94	45
Tax credit carry forwards	6,647	4,567
Estimated foreign tax credit related to unremitted earnings	4,153	4,428

	73,010	74,612
Less valuation allowance	(66,971)	(64,794)

	6,039	9,818

Net deferred income tax asset	$974	$988

At December 31, 2006, the Company had approximately $94.1 million of Federal net operating loss carry-forwards (“Federal NOLs”), which will expire in years 2020 through 2026 if not utilized prior to that time. Due to tax laws governing change in control events and their relation to the Recapitalization, approximately $20.4 million of the Federal NOLs are subject to certain limitations as to the amount that can be used to offset taxable income in any single year. The remainder of the Company’s domestic and foreign net operating loss carry-forwards relate to certain U.S. operating subsidiaries, and the Company’s Canadian operations, respectively, and can only be used to offset income from these operations. At December 31, 2006, the Company’s Canadian subsidiaries have Canadian net operating loss carry-forwards of approximately $0.1 million that expire in 2008. The tax credit carry-forwards relate to United States federal minimum tax credits of $1.2 million that have no expiration date, general business credits of $0.1 million that expire in years 2011 through 2022, and foreign tax credit carryovers of $5.2 million that expire in the years 2009 through 2016.
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

For all periods presented, information for the Maintenance Products Group excludes amounts related to the United Kingdom consumer plastics and Metal Truck Box business units as these units are classified as discontinued operations as discussed further in Note 7. The table below summarizes the key factors in the year-to-year changes in operating results:

		Years Ended December 31,
		2006	2005	2004
		As Restated, see Note 2
		(Amounts in thousands)
Maintenance Products Group
Net external sales		$208,423	$216,068	$237,927
Operating income (loss)		5,637	(6,467)	(4,115)
Operating margin (deficit)		2.7%	(3.0%)	(1.7%)
Depreciation and amortization		7,694	7,673	10,593
Capital expenditures		3,855	8,329	10,111
Total assets		95,119	107,806	124,458
Electrical Products Group
Net external sales		$187,743	$207,322	$178,754
Operating income		8,710	17,385	16,809
Operating margin		4.6%	8.4%	9.4%
Depreciation and amortization		827	1,191	1,327
Capital expenditures		739	596	671
Total assets		74,025	66,744	57,698
Net sales	- Operating segments	$396,166	$423,390	$416,681

	Total	$396,166	$423,390	$416,681

Operating income (loss)	- Operating segments	$14,347	$10,918	$12,694
	- Unallocated corporate	(10,206)	(13,198)	(10,341)
	- Impairments of long-lived assets	—	(2,112)	(30,056)
	- Severance, restructuring and related charges	112	(1,090)	(3,505)
	- (Loss) gain on sale of assets	(467)	377	288

	Total	$3,786	$(5,105)	$(30,920)

Depreciation and amortization	- Operating segments	$8,521	$8,864	$11,920
	- Unallocated corporate	119	104	225

	Total	$8,640	$8,968	$12,145

Capital expenditures	- Operating segments	$4,594	$8,925	$10,782
	- Unallocated corporate	20	—	—
	- Discontinued operations	128	441	3,094

	Total	$4,742	$9,366	$13,876

Total assets	- Operating segments	$169,144	$174,550	$182,156
	- Other [a]	6,700	27,391	31,801
	- Unallocated corporate	6,850	10,153	10,507

	Total	$182,694	$212,094	$224,464

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

The Company operates businesses in the United States and foreign countries. The operations for 2006, 2005 and 2004 of businesses within major geographic areas are summarized as follows:

	United			Europe
(Thousands of Dollars)	States	Canada	U.K.	(Excluding U.K.)	Other	Consolidated
2006:
Sales to unaffiliated customers	$316,313	$58,334	$14,289	$3,826	$3,404	$396,166
Total assets, As Restated, see Note 2	$145,512	$24,678	$12,264	$—	$240	$182,694

2005:
Sales to unaffiliated customers	$347,894	$53,684	$14,185	$3,721	$3,906	$423,390
Total assets, As Restated, see Note 2	$161,044	$25,950	$24,881	$—	$219	$212,094

2004:
Sales to unaffiliated customers	$346,346	$47,549	$14,167	$4,423	$4,196	$416,681
Total assets	$170,166	$23,513	$30,227	$558	$—	$224,464
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
Non-Environmental Litigation — Banco del Atlantico, S.A.
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

A summary of charges (reductions) by major initiative is as follows:

	2006	2005	2004
	(Amounts in Thousands)
Consolidation of St. Louis manufacturing/distribution facilities	$(499)	$39	$1,460
Consolidation of Glit facilities	299	724	791
Corporate office relocation	217	172	—
Shutdown of Woods U.S. manufacturing	(115)	—	38
Shutdown of Woods Canada manufacturing	(14)	134	841
Consolidation of administrative functions for CCP	—	21	215
Other	—	—	160

Total severance, restructuring and related costs	$(112)	$1,090	$3,505

Consolidation of St. Louis manufacturing/distribution facilities — In 2002, the Company committed to a plan to consolidate the manufacturing and distribution of the four CCP facilities in the St. Louis, Missouri area. Management believed that in order to implement a more competitive cost structure and combat competitive pricing pressure, the excess capacity at the four plastic molding facilities in this area would need to be eliminated. This plan was expected to be completed by the end of 2003; however charges have been incurred past 2003 due to changes in assumptions in non-cancelable lease accruals. Charges in 2006 were for an adjustment to the non-cancelable lease accrual at the Hazelwood, Missouri facility due to the execution of a sublease on the property as well as an increased amount of usable manufacturing space currently required. Charges in 2005 and 2004 related to adjustments to previously established non-cancelable lease liabilities for abandoned facilities and costs for the movement of inventory and equipment. Management believes that no further charges will be incurred for this activity, except for potential adjustments to non-cancelable lease liabilities. Following is a rollforward of restructuring liabilities by type for the consolidation of St. Louis manufacturing/distribution facilities (amounts in thousands):

Contract
Termination
Costs [b]
Restructuring liabilities at December 31, 2004	$2,402
Additions	100
Reductions	(61)
Payments	(596)

Restructuring liabilities at December 31, 2005	$1,845
Additions	—
Reductions	(499)
Payments	(881)

Restructuring liabilities at December 31, 2006	$465

Consolidation of Glit facilities — In 2002, the Company approved a plan to consolidate the manufacturing facilities of its Glit business unit in order to implement a more competitive cost structure. It was anticipated that this activity would begin in early 2003 and be completed by the end of the second quarter of 2004. Due to numerous operational issues, including management turnover and a small fire at the Wrens, Georgia facility, the completion of this consolidation was delayed. In 2006, the Company completed the closure of the Pineville, North Carolina facility. Charges were incurred in 2006 associated with severance ($0.1 million) and costs for the movement of equipment ($0.2 million). In 2005, the Company completed the closure of the Lawrence, Massachusetts facility. Charges were incurred in 2005 associated with severance ($0.3 million), establishment of non-cancelable lease liability ($0.3 million) and other charges ($0.1 million). Charges were incurred in 2004 related to severance for expected terminations at the Lawrence facility ($0.4 million), the closure of the Pineville facility ($0.3 million) and expenses for the preparation of the Wrens facility ($0.1 million). Management believes that no further charges will be incurred for this activity. Following is a rollforward of restructuring liabilities by type for the consolidation of Glit facilities (amounts in thousands):

		One-time	Contract
		Termination	Termination
	Total	Benefits [a]	Costs [b]	Other [c]
Restructuring liabilities at December 31, 2004	$983	$733	$250	$—
Additions	724	313	263	148
Payments	(1,202)	(791)	(263)	(148)

Restructuring liabilities at December 31, 2005	$505	$255	$250	$—
Additions	299	109	—	190
Payments	(799)	(364)	(245)	(190)

Restructuring liabilities at December 31, 2006	$5	$—	$5	$—

Corporate office relocation — In November 2005, the Company announced the closing of its corporate office in Middlebury, Connecticut, and the relocation of certain corporate functions to the CCP location in Bridgeton, Missouri, the outsourcing of other functions, and the move of the remaining functions to a new location in Arlington, Virginia. The amounts recorded in 2006 and 2005 primarily relate to severance for employees at the Middlebury office. Following is a rollforward of restructuring liabilities by type for the corporate office relocation (amounts in thousands):

One-time
Termination
Benefits [a]
Restructuring liabilities at December 31, 2004	$—
Additions	172
Payments	(15)

Restructuring liabilities at December 31, 2005	$157
Additions	217
Payments	(374)

Restructuring liabilities at December 31, 2006	$—

Shutdown of Woods U.S. manufacturing — During 2002, a major restructuring occurred at the Woods business unit. After significant study and research into different sourcing alternatives, Katy decided that Woods would source all of its products from Asia. In December 2002, Woods shut down all U.S. manufacturing facilities, which were in suburban Indianapolis and in southern Indiana. In 2006, outstanding liabilities were removed as no additional restructuring activity was anticipated. All 2005 activity reflects payments on the non-cancelable lease accrual. During 2004, a charge of $0.3 million was recorded for the shutdown and relocation of a procurement office in Asia and was offset by a credit of $0.3 million to reverse a non-cancelable lease accrual based on a change in usage of a leased facility that was previously impaired. Following is a rollforward of restructuring liabilities by type for the shutdown of Woods U.S. manufacturing (amounts in thousands):

		One-time	Contract
		Termination	Termination
	Total	Benefits [a]	Costs [b]
Restructuring liabilities at December 31, 2004	$261	$20	$241
Additions	—	—	—
Reductions	—	—	—
Payments	(176)	—	(176)
Currency translation and other	110	—	110

Restructuring liabilities at December 31, 2005	$195	$20	$175
Additions	—	—	—
Reductions	(115)	(19)	(96)
Payments	(80)	(1)	(79)

Restructuring liabilities at December 31, 2006	$—	$—	$—

Shutdown of Woods Canada manufacturing — In 2003, the Company approved a plan to shut down the manufacturing operation in Toronto, Ontario and source substantially all of its products from Asia. Management believed that this action was necessary in order to implement a more competitive cost structure to combat pricing pressure by producers in Asia. In connection with this shutdown, the Company also anticipated the sale and leaseback of this facility, which would provide additional liquidity. In December 2003, Woods Canada closed this manufacturing facility in Toronto, Ontario, but was unable to complete the sale/leaseback transaction at that time. Accordingly, the charge for the non-cancelable lease accrual was recorded in the first quarter of 2004, upon the completion of the sale/leaseback transaction. The idle capacity was a direct result of the elimination of the manufacturing function from this facility. A portion of the facility was available for sublease at the time the accrual was established. In 2005, a charge of $0.2 million was recorded for an adjustment to the non-cancelable lease accruals. In 2004, Woods Canada incurred a charge of $0.8 million for a non-cancelable lease accrual associated with a sale/leaseback transaction and idle capacity as a result of the shutdown of manufacturing. Also in 2004, Woods Canada recorded less than $0.1 million for additional severance. Management believes that no more costs will be incurred for this activity, except for potential adjustments to non-cancelable lease liabilities. Following is a rollforward of restructuring liabilities by type for the shutdown of Woods Canada manufacturing (amounts in thousands):

		One-time	Contract
		Termination	Termination
	Total	Benefits [a]	Costs [b]
Restructuring liabilities at December 31, 2004	$808	$54	$754
Additions	153	—	153
Reductions	(19)	(19)	—
Payments	(242)	(34)	(208)
Currency translation and other	17	(1)	18

Restructuring liabilities at December 31, 2005	$717	$—	$717
Additions	—	—	—
Reductions	(14)	—	(14)
Payments	(220)	—	(220)
Currency translation	8	—	8

Restructuring liabilities at December 31, 2006	$491	$—	$491

Consolidation of administrative functions for CCP — In 2002, in order to streamline processes and eliminate duplicate functions, the Company initiated a plan to centralize certain administrative and back office functions into Bridgeton, Missouri from certain businesses within the Maintenance Products Group. This plan was anticipated to be completed in 2004 upon the transfer of functions from the Lawrence, Massachusetts facility (see Consolidation of Glit facilities above); however the closure was delayed and subsequently contributed to the delay in this plan until completion in 2005. Katy has incurred primarily severance costs over the past three years for this integration of back office and administrative functions. The most significant project is the centralization of the customer service functions for the Continental, Glit, Wilen, and Disco business units. Following is a rollforward of restructuring liabilities by type for the consolidation of administrative functions for CCP (amounts in thousands):

One-time
Termination
Benefits [a]
Restructuring liabilities at December 31, 2004	$—
Additions	21
Payments	(21)

Restructuring liabilities at December 31, 2005	$—
Additions	—
Payments	—

Restructuring liabilities at December 31, 2006	$—

Other — During 2004, costs were incurred for the closure of CCP’s metals facility in Santa Fe Springs, California ($0.1 million) and for the closure of CCP’s facility in Canada and the subsequent consolidation into the Woods Canada facility ($0.1 million).

A rollforward of all restructuring and related reserves since December 31, 2004 is as follows (amounts in thousands):

		One-time	Contract
		Termination	Termination
	Total	Benefits [a]	Costs [b]	Other [c]
Restructuring and related liabilities at December 31, 2004	$4,454	$807	$3,647	$—
Additions	1,170	506	516	148
Reductions	(80)	(19)	(61)	—
Payments	(2,252)	(861)	(1,243)	(148)
Currency translation and other	127	(1)	128	—

Restructuring and related liabilities at December 31, 2005	$3,419	$432	$2,987	$—
Additions	516	326	—	190
Reductions	(628)	(19)	(609)	—
Payments	(2,354)	(739)	(1,425)	(190)
Currency translation	8	—	8	—

Restructuring and related liabilities at December 31, 2006 [d]	$961	$—	$961	$—

[a]	Includes severance, benefits, and other employee-related costs associated with the employee terminations.

[b]
Includes charges related to non-cancelable lease liabilities for abandoned facilities, net of potential sub-lease revenue. Total maximum potential amount of lease loss, excluding any sublease rentals, is $1.8 million as of December 31, 2006. The Company has included $0.8 million as an offset for sublease rentals.

[c]	Includes charges associated with moving inventory, machinery and equipment, and consolidation of administrative and operational functions.

[d]	Katy expects to substantially complete its restructuring program in 2007. The remaining severance, restructuring and related costs for these initiatives are expected to be approximately $0.3 million.
The table below details activity in restructuring and related reserves by operating segment since December 31, 2004 (amounts in thousands):

		Maintenance	Electrical
		Products	Products
	Total	Group	Group	Corporate
Restructuring and related liabilities at December 31, 2004	$4,454	$3,385	$1,069	$—
Additions	1,170	845	153	172
Reductions	(80)	(61)	(19)	—
Payments	(2,252)	(1,819)	(418)	(15)
Currency translation and other	127	—	127	—

Restructuring and related liabilities at December 31, 2005	$3,419	$2,350	$912	$157
Additions	516	299	—	217
Reductions	(628)	(499)	(129)	—
Payments	(2,354)	(1,680)	(300)	(374)
Currency translation	8	—	8	—

Restructuring and related liabilities at December 31, 2006	$961	$470	$491	$—

The table below summarizes the future obligations for severance, restructuring and other related charges by operating segment detailed above (amounts in thousands):

		Maintenance	Electrical
		Products	Products
	Total	Group	Group	Corporate
2007	$419	$186	$233	$—
2008	336	94	242	—
2009	75	59	16	—
2010	63	63	—	—
2011	68	68	—	—

Total Payments	$961	$470	$491	$—

Note 20. ACQUISITION
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

Note 21. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED):
For all periods presented, net sales and gross profit excludes amounts related to the United Kingdom consumer plastics and Metal Truck Box business units as these units are classified as discontinued operations as discussed further in Note 7. In addition, see Note 2 for further discussion on restatement of prior financial information:

Consolidated Statements of Operations	2006
(Amounts in thousands, except per share data)	1st Qtr		2nd Qtr
	Previously		Previously
	reported	Restated	reported	Restated

Net sales	$75,818	$75,818	$88,618	$88,618
Cost of goods sold (A)(D)	65,407	65,553	76,149	76,392

Gross profit	10,411	10,265	12,469	12,226
Selling, general and administrative expenses (B)(C)	12,481	12,289	12,064	11,873
Severance, restructuring and related charges	782	782	71	71
Loss (gain) on sale of assets	102	102	(48)	(48)

Operating (loss) income	(2,954)	(2,908)	382	330
Gain on SESCO joint venture transaction (E)	—	—	—	563
Interest expense (E)	(1,740)	(1,771)	(1,743)	(1,775)
Other, net	341	341	83	83

(Loss) income from continuing operations before provision for income taxes	(4,353)	(4,338)	(1,278)	(799)
Provision for income taxes from continuing operations	(262)	(262)	(406)	(406)

(Loss) income from continuing operations	(4,615)	(4,600)	(1,684)	(1,205)
Loss from operations of discontinued businesses (net of tax) (E)	(420)	(389)	(268)	(699)
Gain (loss) on sale of discontinued businesses (net of tax) (E)	—	—	70	(30)

Loss before cumulative effect of a change in accounting principle	(5,035)	(4,989)	(1,882)	(1,934)
Cumulative effect of a change in accounting principle (net of tax)	(756)	(756)	—	—

Net loss	(5,791)	(5,745)	(1,882)	(1,934)
Payment-in-kind of dividends on convertible preferred stock	—	—	—	—

Net loss attributable to common stockholders	$(5,791)	$(5,745)	$(1,882)	$(1,934)

Loss per share of common stock — Basic and diluted
(Loss) income from continuing operations attributable to common stockholders	$(0.58)	$(0.57)	$(0.21)	$(0.15)
Discontinued operations (net of tax)	(0.05)	(0.05)	(0.03)	(0.09)
Cumulative effect of a change in accounting principle	(0.10)	(0.10)	—	—

Net loss attributable to common stockholders	$(0.73)	$(0.72)	$(0.24)	$(0.24)

Consolidated Statements of Operations
(Amounts in thousands, except per share data)

	2006
	3rd Qtr		4th Qtr
	Previously		Previously
	reported	Restated	reported	Restated

Net sales	$121,217	$121,217	$110,513	$110,513
Cost of goods sold (A)(D)	104,912	105,120	98,227	98,404

Gross profit	16,305	16,097	12,286	12,109
Selling, general and administrative expenses (B)(C)	11,753	11,753	10,641	10,641
Severance, restructuring and related charges	738	738	(1,703)	(1,703)
Loss (gain) on sale of assets	49	49	364	364

Operating (loss) income	3,765	3,557	2,984	2,807
Gain on SESCO joint venture transaction (E)	—	—	—	—
Interest expense (E)	(1,715)	(1,724)	(1,839)	(1,844)
Other, net	42	42	(164)	(164)

(Loss) income from continuing operations before provision for income taxes	2,092	1,875	981	799
Provision for income taxes from continuing operations	(553)	(553)	(1,105)	(1,105)

(Loss) income from continuing operations	1,539	1,322	(124)	(306)
Loss from operations of discontinued businesses (net of tax) (E)	(151)	(142)	(204)	(199)
Gain (loss) on sale of discontinued businesses (net of tax) (E)	(3,200)	(3,200)	(2,175)	(2,175)

Loss before cumulative effect of a change in accounting principle	(1,812)	(2,020)	(2,503)	(2,680)
Cumulative effect of a change in accounting principle (net of tax)	—	—	—	—

Net loss	(1,812)	(2,020)	(2,503)	(2,680)
Payment-in-kind of dividends on convertible preferred stock	—	—	—	—

Net loss attributable to common stockholders	$(1,812)	$(2,020)	$(2,503)	$(2,680)

Loss per share of common stock — Basic and diluted
(Loss) income from continuing operations attributable to common stockholders	$0.19	$0.17	$(0.01)	$(0.04)
Discontinued operations (net of tax)	(0.42)	(0.42)	(0.30)	(0.30)
Cumulative effect of a change in accounting principle	—	—	—	—

Net loss attributable to common stockholders	$(0.23)	$(0.25)	$(0.31)	$(0.34)

Consolidated Statements of Operations
(Amounts in thousands, except per share data)

	2005
	1st Qtr		2nd Qtr
	Previously		Previously
	reported	Revised	reported	Revised

Net sales	$86,511	$86,511	$90,048	$90,048
Cost of goods sold (A)(D)	77,757	77,757	79,301	79,301

Gross profit	8,754	8,754	10,747	10,747
Selling, general and administrative expenses (B)(C)	11,380	11,763	14,858	14,858
Impairments of goodwill	—	—	—	—
Impairments of other long-lived assets	—	—	—	—
Severance, restructuring and related charges	172	172	466	466
Loss (gain) on sale of assets	186	186	(352)	(352)

Operating (loss) income	(2,984)	(3,367)	(4,225)	(4,225)
Equity in income of equity method investment	—	—	—	—
Interest expense (E)	(1,224)	(1,264)	(1,350)	(1,392)
Other, net	(46)	(46)	34	34

(Loss) income from continuing operations before provision for income taxes	(4,254)	(4,677)	(5,541)	(5,583)
Provision for income taxes from continuing operations	(329)	(329)	(89)	(89)

(Loss) income from continuing operations	(4,583)	(5,006)	(5,630)	(5,672)
Loss from operations of discontinued businesses (net of tax) (E)	(65)	(25)	(416)	(374)

(Loss) income before cumulative effect of a change in accounting principle	(4,648)	(5,031)	(6,046)	(6,046)
Cumulative effect of a change in accounting principle (net of tax)	—	—	—	—

Net (loss) income	(4,648)	(5,031)	(6,046)	(6,046)
Payment-in-kind of dividends on convertible preferred stock	—	—	—	—

Net (loss) income attributable to common stockholders	$(4,648)	$(5,031)	$(6,046)	$(6,046)

(Loss) income per share of common stock — Basic and diluted
(Loss) income from continuing operations attributable to common stockholders	$(0.58)	$(0.63)	$(0.71)	$(0.71)
Discontinued operations (net of tax)	(0.01)	(0.00)	(0.05)	(0.05)
Cumulative effect of a change in accounting principle	—	—	—	—

Net (loss) income attributable to common stockholders	$(0.59)	$(0.63)	$(0.76)	$(0.76)

Consolidated Statements of Operations
(Amounts in thousands, except per share data)

	2005
	3rd Qtr		4th Qtr
	Previously		Previously
	reported	Revised	reported	Restated

Net sales	$133,165	$133,165	$113,666	$113,666
Cost of goods sold (A)(D)	116,402	116,402	99,255	99,461

Gross profit	16,763	16,763	14,411	14,205
Selling, general and administrative expenses (B)(C)	12,820	12,820	13,257	13,308
Impairments of goodwill	—	—	1,574	1,574
Impairments of other long-lived assets	—	—	538	538
Severance, restructuring and related charges	254	254	198	198
Loss (gain) on sale of assets	(176)	(176)	(35)	(35)

Operating (loss) income	3,865	3,865	(1,121)	(1,378)
Equity in income of equity method investment	—	—	600	600
Interest expense (E)	(1,457)	(1,487)	(1,539)	(1,570)
Other, net	215	215	4	4

(Loss) income from continuing operations before provision for income taxes	2,623	2,593	(2,056)	(2,344)
Provision for income taxes from continuing operations	(304)	(304)	(886)	(886)

(Loss) income from continuing operations	2,319	2,289	(2,942)	(3,230)
Loss from operations of discontinued businesses (net of tax) (E)	(986)	(956)	(854)	(823)

(Loss) income before cumulative effect of a change in accounting principle	1,333	1,333	(3,796)	(4,053)
Cumulative effect of a change in accounting principle (net of tax)	—	—	—	—

Net (loss) income	1,333	1,333	(3,796)	(4,053)
Payment-in-kind of dividends on convertible preferred stock	—	—	—	—

Net (loss) income attributable to common stockholders	$1,333	$1,333	$(3,796)	$(4,053)

(Loss) income per share of common stock — Basic and diluted
(Loss) income from continuing operations attributable to common stockholders	$0.29	$0.29	$(0.37)	$(0.41)
Discontinued operations (net of tax)	(0.12)	(0.12)	(0.11)	(0.10)
Cumulative effect of a change in accounting principle	—	—	—	—

Net (loss) income attributable to common stockholders	$0.17	$0.17	$(0.48)	$(0.51)

Consolidated Balance Sheets
(Amounts in thousands)

	March 31, 2006
	Previously
Assets	reported	Restated

CURRENT ASSETS:
Cash and cash equivalents	$3,001	$3,001
Trade accounts receivable, net	46,503	46,503
Inventories, net	67,960	67,608
Other current assets	3,822	3,822
Asset held for sale	—	—

Total current assets	121,286	120,934

OTHER ASSETS:
Goodwill	665	665
Intangibles, net	6,827	6,827
Other	8,605	8,414

Total other assets	16,097	15,906

Property and equipment, net	56,157	56,157

Total assets	$193,540	$192,997

Liabilities and Stockholders’ Equity
CURRENT LIABILITIES:
Accounts payable	$27,379	$27,379
Accrued compensation	3,714	3,714
Accrued expenses	36,482	36,482
Current maturities, long-term debt	2,857	2,857
Revolving credit agreement	50,477	50,477

Total current liabilities	120,909	120,909

LONG-TERM DEBT, less current maturities	12,143	12,143
OTHER LIABILITIES	10,642	10,642

Total liabilities	143,694	143,694

COMMITMENTS AND CONTINGENCIES (Notes 18 and 21)	—	—

STOCKHOLDERS’ EQUITY
15% Convertible preferred stock, $100 par value, authorized
1,200,000 shares, issued and outstanding 1,131,551 shares, liquidation value $113,155	108,256	108,256
Common stock, $1 par value; authorized 35,000,000 shares; issued 9,822,304 shares	9,822	9,822
Additional paid-in capital	26,829	26,880
Accumulated other comprehensive income	3,167	3,167
Accumulated deficit	(76,206)	(76,800)
Treasury stock, at cost	(22,022)	(22,022)

Total stockholders’ equity	49,846	49,303

Total liabilities and stockholders’ equity	$193,540	$192,997

Consolidated Balance Sheets
(Amounts in thousands)

	June 30, 2006
	Previously
Assets	reported	Restated

CURRENT ASSETS:
Cash and cash equivalents	$4,565	$4,565
Trade accounts receivable, net	54,102	54,102
Inventories, net	57,522	56,927
Other current assets	3,653	3,653
Asset held for sale	—	—

Total current assets	119,842	119,247

OTHER ASSETS:
Goodwill	665	665
Intangibles, net	6,563	6,563
Other	9,706	9,706

Total other assets	16,934	16,934

Property and equipment, net	53,604	53,604

Total assets	$190,380	$189,785

Liabilities and Stockholders’ Equity
CURRENT LIABILITIES:
Accounts payable	$28,714	$28,714
Accrued compensation	3,583	3,583
Accrued expenses	38,208	38,208
Current maturities, long-term debt	2,857	2,857
Revolving credit agreement	49,056	49,056

Total current liabilities	122,418	122,418

LONG-TERM DEBT, less current maturities	10,248	10,248
OTHER LIABILITIES	8,764	8,764

Total liabilities	141,430	141,430

COMMITMENTS AND CONTINGENCIES (Notes 18 and 21)	—	—

STOCKHOLDERS’ EQUITY
15% Convertible preferred stock, $100 par value, authorized 1,200,000 shares, issued and outstanding 1,131,551 shares, liquidation value $113,155	108,256	108,256
Common stock, $1 par value; authorized 35,000,000 shares; issued 9,822,304 shares	9,822	9,822
Additional paid-in capital	26,969	27,020
Accumulated other comprehensive income	4,045	4,045
Accumulated deficit	(78,088)	(78,734)
Treasury stock, at cost	(22,054)	(22,054)

Total stockholders’ equity	48,950	48,355

Total liabilities and stockholders’ equity	$190,380	$189,785

Consolidated Balance Sheets
(Amounts in thousands)

	September 30, 2006
	Previously
Assets	reported	Restated

CURRENT ASSETS:
Cash and cash equivalents	$4,117	$4,117
Trade accounts receivable, net	66,966	66,966
Inventories, net	60,247	59,444
Other current assets	4,376	4,376
Asset held for sale	12,152	12,152

Total current assets	147,858	147,055

OTHER ASSETS:
Goodwill	665	665
Intangibles, net	6,481	6,481
Other	9,253	9,253

Total other assets	16,399	16,399

Property and equipment, net	42,436	42,436

Total assets	$206,693	$205,890

Liabilities and Stockholders’ Equity
CURRENT LIABILITIES:
Accounts payable	$42,936	$42,936
Accrued compensation	4,008	4,008
Accrued expenses	38,659	38,659
Current maturities, long-term debt	2,857	2,857
Revolving credit agreement	49,729	49,729
	3,434	3,434

Total current liabilities	141,623	141,623

LONG-TERM DEBT, less current maturities	9,510	9,510
OTHER LIABILITIES	9,012	9,012

Total liabilities	160,145	160,145

COMMITMENTS AND CONTINGENCIES (Notes 18 and 21)	—	—

STOCKHOLDERS’ EQUITY
15% Convertible preferred stock, $100 par value, authorized 1,200,000 shares, issued and outstanding 1,131,551 shares, liquidation value $113,155	108,256	108,256
Common stock, $1 par value; authorized 35,000,000 shares; issued 9,822,304 shares	9,822	9,822
Additional paid-in capital	26,968	27,019
Accumulated other comprehensive income	3,362	3,362
Accumulated deficit	(79,900)	(80,754)
Treasury stock, at cost	(21,960)	(21,960)

Total stockholders’ equity	46,548	45,745

Total liabilities and stockholders’ equity	$206,693	$205,890

A summary of the restatement and out-of-period adjustments and revisions and their corresponding impact on (loss) income from continuing operations are as follows:

	2006 Quarters				2006 Fiscal
	1st	2nd	3rd	4th	Year
(Loss) income from continuing operations
As previously reported	$(4,615)	$(1,684)	$1,539	$(124)	$(4,884)
Inventory restatement (A)	(146)	(243)	(208)	(41)	(638)
Deferred compensation (C)	192	191	—	—	383
Inventory reserves (D)	—	—	—	(136)	(136)
Revision of SESCO (E)	(31)	531	(9)	(5)	486

As restated	$(4,600)	$(1,205)	$1,322	$(306)	$(4,789)

	2005 Quarters				2005 Fiscal
	1st	2nd	3rd	4th	Year
(Loss) income from continuing operations
As previously reported	$(4,583)	$(5,630)	$2,319	$(2,942)	$(10,836)
Inventory restatement (A)	—	—	—	(206)	(206)
Accelerated vesting of stock options (B)	—	—	—	(51)	(51)
Deferred compensation (C)	(383)	—	—	—	(383)
Revision of SESCO (E)	(40)	(42)	(30)	(31)	(143)

As restated	$(5,006)	$(5,672)	$2,289	$(3,230)	$(11,619)

(A)	The Company recorded an adjustment to raw material inventory and costs of goods sold as it related to an overstatement of raw material inventory when completing physical inventories.

(B)	The Company recorded non-cash compensation expense and corresponding impact to additional paid in capital related to stock options which would have not otherwise vested but for an accelerated vesting.

(C)	The Company recorded an adjustment to compensation expense and other assets associated with a retirement compensation program.

(D)	The Company recorded an adjustment to inventory and costs of goods sold associated with our lower of cost or market valuation.

(E)	The Company previously inappropriately reported the results of the SESCO operation as discontinued operations. The financial information was revised to reflect SESCO within continuing operations.
See Note 2 for further discussion of these adjustments from the restatement of prior financial information. The restatement did not affect net cash used in operating activities, net cash used in investing activities and net cash provided by financing activities in 2006 and 2005.
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
Note 22. SUPPLEMENTAL BALANCE SHEET INFORMATION
The following table provides detail regarding other assets shown on the Consolidated Balance Sheets:

	As Restated, see Note 2
	December 31,
	2006	2005
Debt issuance costs, net	$2,885	$3,750
Equity method investment in unconsolidated affiliate	2,217	2,217
Rabbi trust assets	1,455	838
Notes receivable — sale of business	1,200	—
Other	1,233	1,455

Total	$8,990	$8,260

The following table provides detail regarding accrued expenses shown on the Consolidated Balance Sheets:

	December 31,
	2006	2005
Contingent liabilities	$15,705	$15,413
Advertising and rebates	11,594	11,979
Accrued income taxes	1,649	775
Commissions	1,215	1,118
Professional services	847	644
Accrued SARs	567	—
Non-cancelable lease liabilities — restructuring	428	837
SESCO note payable to Montenay	400	1,100
Other restructuring	—	117
Other	5,782	5,730

Total	$38,187	$37,713

Contingent liabilities consist of accruals for estimated losses associated with environmental issues, the uninsured portion of general and product liability and workers’ compensation claims, and a purchase price adjustment associated with the purchase of a subsidiary.
The following table provides detail regarding other liabilities shown on the Consolidated Balance Sheets:

	December 31,
	2006	2005
Pension and postretirement benefits	$3,763	$2,475
Deferred compensation	2,983	3,552
Non-cancelable lease liabilities — restructuring	703	1,941
SESCO note payable to Montenay	—	1,487
Other	953	1,042

Total	$8,402	$10,497

Note 23. SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the year for interest and income taxes is as follows:

	Years Ended December 31,
	2006	2005	2004
Interest	$5,486	$3,953	$2,411

Income taxes	$1,067	$1,789	$759

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
Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, Katy carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period of our report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level because of the identification of material weaknesses in our internal control over financial reporting described further below.
In the second quarter of 2007, management of the Company noted discrepancies in its physical raw material inventory levels and the corresponding perpetual inventory records. These discrepancies led the Company to initiate an internal investigation which resulted in the identification of errors in the physical inventory count of raw material used for valuation purposes at one of the Company’s wholly-owned subsidiaries.

When management became aware of the issues referenced above, the Company, including the Audit Committee, initiated an investigation of the matter. Management has discussed the investigation, the resolution of the problems and the strengthening of internal controls with the Audit Committee.
Based on the results of the investigation, management and the Audit Committee determined that (a) the errors were caused by intentional acts of a CCP employee who improperly accounted for physical quantity of raw material inventory and who has since been dismissed; (b) the scope of the errors were contained in fiscal 2005, fiscal 2006 and the three months ended March 31, 2007; and (c) the errors were concentrated in the area discussed above.
In connection with the Company’s evaluation of the restatement described above, management has concluded that the restatement is the result of previously unidentified material weaknesses in the Company’s internal control over financial reporting. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected.
The Company believes the above errors resulted from the following material weaknesses in internal control over financial reporting:
•
The Company did not maintain a proper level of segregation of duties, specifically the verification process of physical raw material inventory on hand and the operational handling of this inventory; and

•	The Company did not maintain sufficient oversight of the raw material inventory counting and reconciliation process.
As discussed below, these control deficiencies resulted in the restatement of the Company’s consolidated financial statements for December 31, 2005 and 2006, March 31, 2006 and 2007, June 30, 2006, and September 30, 2006. Additionally, these control deficiencies could result in further misstatements to inventory and cost of goods sold, which could result in a material misstatement to the annual or interim consolidated financial statements that could not be prevented or detected. Accordingly, management determined that these control deficiencies represented material weaknesses in internal control over financial reporting.
Remediation of Material Weaknesses
The Company has undertaken the following steps during the second and third quarters of 2007 to address the above material weaknesses within our internal controls over physical counting of inventory:
•	Completed a full resin physical inventory by independent employees not involved in the operational handling and reporting of resin inventory;
•	Completed a full comparison of the physical resin inventory to the general ledger and recorded the appropriate adjustment;
•	Verified the automated measurement systems with third parties as well as the physical observation of the resin inventory by independent employees;
•
Initiated weekly physical counts of resin inventory and completed a comparison to the perpetual inventory system for any differences with any significant differences investigated by management. We will continue to perform these weekly physical counts until management believes the process and related controls are operating as designed; and

•	Reviewed and adjusted, as necessary, procedures and personnel involved in the physical inventory counting of resin.
Management and the Board of Directors are committed to the remediation and continued improvement of our internal control over financial reporting. We have dedicated and will continue to dedicate significant resources to this remediation effort and believe that we have made significant progress in reestablishing effective internal controls over financial reporting associated with the above raw material inventory counting process.

(b)	Change in Internal Controls
There have been no changes in Katy’s internal control over financial reporting during the quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect Katy’s internal control over financial reporting.
Other Matters
Glit — Inventory
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
The following is a summary of the specific actions that have been taken to correct the internal control deficiencies and related status as of December 31, 2006:
•
Implementation of short term corrective actions in shipping and receiving — Revised shipping, receiving, physical inventory, period end cut-off and returned goods procedures have been issued. Training to reinforce the importance of the physical verification was provided to all appropriate material handlers. Products loaded for shipment are now verified against system generated bill of ladings. A receiving log was implemented in the first quarter of 2005 and is reviewed at least weekly by the distribution manager.

•
Establishment of improved interim recording of raw material usage — The shop floor module in PRMS (the facility’s ERP system) was activated on July 1, 2005. Large raw material variances continue to be reviewed and/or isolated by work order to allow bill of material (“BOM”) corrections as required. Miscellaneous inventory transactions are being downloaded and reviewed at least weekly by cost accounting. In 2005, a supplemental system was also re-implemented to allow the daily review of costed non-woven production runs to identify process or material variances. The output of this system yields a daily cost per yard of non-woven material produced, as well as an average cost per yard over multiple batches/runs. This information was used as a reference point and allowed material cost verifications with PRMS formula BOMs. During the third quarter of 2006, the Company discontinued the supplemental system given the higher level of accuracy being obtained from the shop floor module in PRMS.

•
Reestablishment of a monthly physical inventory until the PRMS perpetual inventory process is re-implemented — This location’s monthly physical inventory was reinstituted for the February 2005 accounting close. We continue taking a monthly physical inventory throughout 2005 and 2006. Over the past year, overall accuracy, based on inventory value, continues to significantly improve.

•
Establishment of security measures to mitigate the risk of theft — All employees were issued parking permits to help identify on-site traffic of non-employees. A security camera system was installed and became operational in June 2005. Cameras provide monitoring of key plant areas by both security personnel and key managers.

•
Improvement in bill of material and routing accuracy — In July 2005, a BOM accuracy project was completed which encompassed the review of the most significant BOMs across all product lines. Efforts are now ongoing to review remaining BOMs, prioritizing based on sales volumes and comparative analysis with other BOMs of like material/sizes. All remaining significant BOMs, based on volume levels, were updated by February 1, 2006.

•
Proper staffing and planning of PRMS re-implementation — The PRMS re-implementation was completed at the end of July 2005. The Material Planning and Scheduling module of PRMS was completed in the fourth quarter of 2005. The total re-implementation was facilitated by a consultant with expertise with both PRMS and ERP system implementation across varied industries.

•
Establishment of procedures for production reporting and inventory transactions — Detailed procedures for reporting of production in PRMS have been issued. The implementation of scanning for inventory transactions was completed in August and documented procedures were completed in September, 2005. Any additional procedures will be finalized and documented when they are validated.

•
Activation of PRMS production and inventory system — The system was fully activated on February 1, 2006 which allows the accumulation and reporting of transactions, maintenance of perpetual inventory records, and the calculation of standard cost and related variances. The system will continue to operate in parallel with the monthly physical inventory until all significant variances will be identified and corrected.

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

Equity Compensation Plan Information
The following table represents information as of December 31, 2006 with respect to equity compensation plans under which shares of the Company’s common stock are authorized for issuance:

			Number of Securities
			Remaining Available for
	Number of Securities to	Weighted-average	Future Issuances Under Equity
	Be Issued on Exercise of	Exercise Price of	Compensation Plans
	Outstanding Option,	Outstanding Options,	(Excluding Securities
Plan Category	Warrants and Rights	Warrants and Rights	Reflected in Column (a))
	(a)	(b)	(c)
Equity Compensation Plans Approved by Stockholders	753,173	$4.92	721,748

Equity Compensation Plans Not Approved by Stockholders	1,763,108	$3.56	—

Total	2,516,281		721,748

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
Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Information regarding principal accountant fees and services is incorporated herein by reference to the information set forth under the section entitled “Proposal 2 — Ratification of the Independent Public Auditors” in the Proxy Statement of Katy Industries, Inc. for its 2007 Annual Meeting.

Part IV
Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)	1. Financial Statements
The following financial statements of Katy are set forth in Part II, Item 8, of this Form 10-K/A Amendment No. 1:

- Consolidated Balance Sheets as of December 31, 2006 and 2005
- Consolidated Statements of Operations for the years ended December 31, 2006, 2005 and 2004
- Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2006, 2005 and 2004
- Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004
- Notes to Consolidated Financial Statements
2. Financial Statement Schedules
The financial statement schedule filed with this report is listed on the “Index to Financial Statement Schedules” on page 98 of this Form 10-K/A Amendment No. 1.
3. Exhibits
The exhibits filed with this report are listed on the “Exhibit Index.”
SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 17, 2007	KATY INDUSTRIES, INC.
Registrant
/S/ Anthony T. Castor III
Anthony T. Castor III
President and Chief Executive Officer
/S/ Amir Rosenthal
Amir Rosenthal
Vice President, Chief Financial Officer,
General Counsel and Secretary

INDEX TO FINANCIAL STATEMENT SCHEDULES

Report of Independent Registered Public Accounting Firm	99

Schedule II — Valuation and Qualifying Accounts	100

Consent of Independent Registered Public Accounting Firm	Exhibit 23

All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the Consolidated Financial Statements of Katy or the Notes thereto.

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM ON
FINANCIAL STATEMENT SCHEDULE
To the Board of Directors and Stockholders of Katy Industries, Inc.:
Our audits of the consolidated financial statements referred to in our report dated March 16, 2007, except for the restatement described in Note 2 to the consolidated financial statements as to which the date is August 17, 2007, appearing in the 2006 Annual Report to Shareholders of Katy Industries, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K/A) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K/A. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.
/s/ PricewaterhouseCoopers LLP
St. Louis, Missouri
March 16, 2007, except for the restatement described in Note 2 to the consolidated financial statements as to which the date is August 17, 2007

KATY INDUSTRIES, INC. AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
(Amounts in Thousands)

	Balance at	Additions			Balance at
	Beginning	Charged to	Write-offs	Other	End
Accounts Receivable Reserves	of Year	Expense	to Reserves	Adjustments	of Year

Year ended December 31, 2006
Trade receivables	$2,445	$3,008	$(3,188)	$(52)	$2,213
Sales allowances	14,071	32,413	(27,855)	(736)	17,893

	$16,516	$35,421	$(31,043)	$(788)	$20,106

Year ended December 31, 2005
Trade receivables	$2,827	$3,283	$(3,663)	$(2)	$2,445
Sales allowances	14,571	31,768	(32,575)	307	14,071

	$17,398	$35,051	$(36,238)	$305	$16,516

Year ended December 31, 2004
Trade receivables	$3,029	$3,096	$(2,985)	$(313)	$2,827
Long-term notes receivable	105	250	(355)	—	—
Sales allowances	11,355	31,955	(28,791)	52	14,571

	$14,489	$35,301	$(32,131)	$(261)	$17,398

	Balance at	Additions			Balance at
	Beginning	Charged to	Write-offs	Other	End
Inventory Reserves	of Year	Expense	to Reserves	Adjustments	of Year
Year ended December 31, 2006	$4,548	$1,115	$(1,239)	$(519)	$3,905	*
Year ended December 31, 2005	$4,671	$952	$(1,043)	$(32)	$4,548
Year ended December 31, 2004	$5,630	$1,727	$(2,766)	$80	$4,671

	Balance at				Balance at
	Beginning			Other	End
Income Tax Valuation Allowances	of Year	Provision	Reversals	Adjustments	of Year
Year ended December 31, 2006	$64,794	$2,177	$—	$—	$66,971	*
Year ended December 31, 2005	$60,028	$4,766	$—	$—	$64,794	*
Year ended December 31, 2004	$46,171	$13,857	$—	$—	$60,028

*	As Restated, see Note 2

KATY INDUSTRIES, INC.
EXHIBIT INDEX
DECEMBER 31, 2006

Exhibit
Number	Exhibit Title	Page

2	Preferred Stock Purchase and Recapitalization Agreement, dated as of June 2, 2001 (incorporated by reference to Annex B to the Company’s Proxy Statement on Schedule 14A filed June 8, 2001).	*

3.1	The Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K on July 13, 2001).	*

3.2	The By-laws of the Company, as amended (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q filed May 15, 2001).	*

4.1	Rights Agreement dated as of January 13, 1995 between Katy and Harris Trust and Savings Bank as Rights Agent (incorporated by reference to Exhibit 2.1 of the Company’s Form 8-A filed January 17, 1995).	*

4.1a	First Amendment to Rights Agreement, dated as of October 30, 1996, between Katy and Harris Trust and Savings Bank as Rights Agent (incorporated by reference to Exhibit 4.1(a) of the Company’s Quarterly Report on Form 10-Q filed August 9, 2006).	*

4.1b	Second Amendment to Rights Agreement, dated as of January 8, 1999, between Katy and LaSalle National Bank as Rights Agent (incorporated by reference to Exhibit 4.1(b) of the Company’s Annual Report on Form 10-K filed March 18, 1999).	*

4.1c	Third Amendment to Rights Agreement, dated as of March 30, 2001, between Katy and LaSalle Bank, N.A. as Rights Agent (incorporated by reference to Exhibit (e) (3) to the Company’s Solicitation/Recommendation Statement on Schedule 14D-9 filed April 25, 2001).	*

4.1d	Forth Amendment to Rights Agreement, dated as of June 2, 2001, between Katy and LaSalle Bank N.A. as Rights Agent (incorporated by reference to Exhibit 4.1(d) of the Company’s Quarterly Report on Form 10-Q filed August 9, 2006).	*

10.1	Amended and Restated Katy Industries, Inc. 1995 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed August 9, 2006).	*

10.2	Katy Industries, Inc. Non-Employee Director Stock Option Plan (incorporated by reference to Katy’s Registration Statement on Form S-8 filed June 21, 1995).	*

10.3	Katy Industries, Inc. Supplemental Retirement and Deferral Plan effective as of June 1, 1995 (incorporated by reference to Exhibit 10.4 to Company’s Annual Report on Form 10-K filed April 1, 1996).	*

10.4	Katy Industries, Inc. Directors’ Deferred Compensation Plan effective as of June 1, 1995 (incorporated by reference to Exhibit 10.5 to Company’s Annual Report on Form 10-K filed April 1, 1996).	*

10.5	Employment Agreement dated as of June 1, 2005 between Anthony T. Castor III and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed August 15, 2005).	*

10.6	Katy Industries, Inc. 2005 Chief Executive Officer’s Plan (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed August 15, 2005).	*

10.7	Employment Agreement dated as of September 1, 2001 between Amir Rosenthal and the Company (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q dated November 14, 2001).	*

10.8	Amendment dated as of October 1, 2004 to the Employment Agreement dated as of September 1, 2001 between Amir Rosenthal and the Company (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q dated November 10, 2004).	*

10.9	Katy Industries, Inc. 2001 Chief Financial Officer’s Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q dated November 14, 2001).	*

Exhibit
Number	Exhibit Title	Page

10.10	Katy Industries, Inc. 2002 Stock Appreciation Rights Plan, dated November 21, 2002, (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K dated April 15, 2003).	*

10.11	Katy Industries, Inc. Executive Bonus Plan dated December 2001 (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K dated April 15, 2005).	*

10.12	Amended and Restated Loan Agreement dated as of April 20, 2004 with Fleet Capital Corporation, (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q dated May 10, 2004).	*

10.13	First Amendment to Amended and Restated Loan Agreement dated as of June 29, 2004 with Fleet Capital Corporation, (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q dated August 16, 2004).	*

10.14	Second Amendment to Amended and Restated Loan Agreement dated as of March 29, 2005 with Fleet Capital Corporation (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed April 1, 2005).	*

10.15	Third Amendment to Amended and Restated Loan Agreement dated as of April 13, 2005 with Fleet Capital Corporation (incorporated by reference to Exhibit 10.17 of the Company’s Annual Report on Form 10-K dated April 15, 2005).	*

10.16	Fourth Amendment to Amended and Restated Loan Agreement dated as of June 8, 2005 with Fleet Capital Corporation (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q dated August 15, 2005).	*

10.17	Fifth Amendment to Amended and Restated Loan Agreement dated as of August 4, 2005 with Fleet Capital Corporation (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q dated August 15, 2005).	*

10.18	Sixth Amendment to Amended and Restated Loan Agreement dated as of March 9, 2006 with Bank of America, N.A. (incorporated by reference to Exhibit 10.18 of the Company’s Annual Report on Form 10-K dated March 31, 2006).	*

10.19	Seventh Amendment to Amended and Restated Loan Agreement dated as of November 27, 2006 with Bank of America, N.A. (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed November 28, 2006).	*

10.20	Eighth Amendment to Amended and Restated Loan Agreement dated as of March 8, 2007 with Bank of America, N.A. (incorporate by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed March 12, 2007).	*

10.21	ISDA Master Agreement and Schedule dated as of August 11, 2005, between Bank of America, N.A. and Katy Industries, Inc. and Transaction Confirmation dated as of August 16, 2005 (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q dated November 15, 2005).	*

10.22	Amended and Restated Katy Industries, Inc. 1997 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.20 of the Company’s Quarterly Report on Form 10-Q filed August 9, 2006).	*

10.23	Stand-Alone Stock Appreciation Rights Agreement (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed September 6, 2006).	*

21	Subsidiaries of registrant	**

23	Consent of Independent Registered Public Accounting Firm	**

31.1	CEO Certification pursuant to Securities Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	**

31.2	CFO Certification pursuant to Securities Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	**

32.1	CEO Certification required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**#

32.2	CFO Certification required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**#

*	Indicates incorporated by reference.

**	Indicates filed herewith.

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