Form 10-Q/A
period 2007-03-31
KATY INDUSTRIES INC
filed 2007-08-17
CIK 54681

United States
Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-Q/A
Amendment No. 1

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2007
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 001-05558
Katy Industries, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	75-1277589 (I.R.S. Employer Identification No.)
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
Yes ☐          No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at April 30, 2007
Common Stock, $1 Par Value	7,951,177 Shares

EXPLANATORY NOTE
Restatement of Consolidated Financial Statements
We are filing this Amended Quarterly Report on Form 10-Q/A (“Amended Filing”) to our Quarterly Report on Form 10-Q for the three months ended March 31, 2007 (“Original Filing”) to amend and restate our consolidated financial statements and the related disclosures for the three months ended March 31, 2007 and 2006, as discussed in Note 1. The Original Filing was filed with the Securities and Exchange Commission (“SEC”) on May 10, 2007. For further discussion, refer to the Annual Report on Form 10-K/A as of December 31, 2006 as filed on August 17, 2007.
On August 6, 2007, the Audit Committee of the Board of Directors, or the Audit Committee, of Katy Industries, Inc. (the “Company”), in consultation with management, concluded that our following previously issued financial statements should no longer be relied upon and should be restated based on identified errors: 1) the consolidated financial statements as of December 31, 2006 and 2005 and for the years then ended contained in the Company’s Annual Report on Form 10-K; and 2) the consolidated financial statements for the quarters ending March 31, 2006 and 2007, June 30, 2006, and September 30, 2006 contained in the Company’s corresponding Form 10-Qs. The unaudited quarterly financial information included in the Company’s Annual Report on Form 10-K as of December 31, 2006 has been updated in the Annual Report on Form 10-K/A, and the unaudited quarterly financial information included in the Company’s Quarterly Reports on Form 10-Q as of June 30, 2006 and September 30, 2006 will be updated as the Company files its corresponding Quarterly Reports for 2007.
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
Based on the results of the investigation, management and the Audit Committee determined that (a) the errors were caused by intentional acts of a CCP employee who improperly accounted for physical quantities of raw material inventory and who has since been dismissed; (b) the scope of the errors were contained in fiscal 2005, fiscal 2006 and the three months ended March 31, 2007; and (c) the errors were concentrated in the area discussed above.
Impact of Error on Previously filed Financial Statements
The impact of the raw material inventory error on loss from continuing operations and net loss is approximately ($0.2) million and ($0.6) million for the years ended December 31, 2005 and 2006, respectively. The impact of the raw material inventory error on loss from continuing operations and net loss is approximately ($0.2) million for the three months ended March 31, 2006, ($0.2) million and ($0.4) million for the three and six months ended June 30, 2006, ($0.2) million and ($0.6) million for the three and nine months ended September 30, 2006, and $0.1 million for the three months ended March 31, 2007. In addition, as part of the restatement, the Company has recorded additional items, certain of which were previously identified and determined to be immaterial. The impact of these additional items on net loss is approximately $0.1 million and $0.2 million for the three months ended March 31, 2007 and 2006, respectively, which is allocated entirely to loss from continuing operations.
Internal Control Considerations
In connection with the Company’s evaluation of the restatement described above, management has concluded that the restatement is the result of previously unidentified material weaknesses in the Company’s internal control over financial reporting, as discussed in Item 9A of the Company’s 10-K/A. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected. Management has also determined that the Company’s disclosure controls and procedures were ineffective as of December 31, 2005 and 2006, March 31, 2006 and 2007, June 30, 2006, and September 30, 2006. For a discussion of management’s consideration of the Company’s disclosure controls and procedures, see Part I, Item 4 included in this Amended Filing.

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
Part I — Item 1: Financial Statements;
Part I — Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations;
Part I — Item 4: Controls and Procedures;
Part II — Item 1A: Risk Factors; and
Part I1 — Item 6: Exhibits.
In accordance with applicable SEC rules, this Amended Filing includes current dated certifications from our Chief Executive Officer and Chief Financial Officer.
The remaining items contained within this Amended Filing consist of all other Items originally contained in the Form 10-Q and are included for the convenience of the reader. The sections of the Form 10-Q which were not amended are unchanged and continue in full force and effect as originally filed. This Amended Filing speaks of the date of the original filing on the Form 10-Q and has not been updated to reflect events occurring subsequent to the original filing date.

KATY INDUSTRIES, INC.
FORM 10-Q
March 31, 2007

PART I FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
KATY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands)
(Unaudited)
ASSETS

	As Restated,
	see Note 1
	March 31,	December 31,
	2007	2006
CURRENT ASSETS:

Cash and cash equivalents	$2,919	$7,392
Accounts receivable, net	47,811	55,014
Inventories, net	60,717	54,980
Other current assets	3,592	2,991
Asset held for sale	—	4,483

Total current assets	115,039	124,860

OTHER ASSETS:

Goodwill	665	665
Intangibles, net	6,358	6,435
Other	8,576	8,990

Total other assets	15,599	16,090

PROPERTY AND EQUIPMENT:
Land and improvements	336	336
Buildings and improvements	9,710	9,669
Machinery and equipment	120,701	119,703

	130,747	129,708
Less — Accumulated depreciation	(89,780)	(87,964)

Property and equipment, net	40,967	41,744

Total assets	$171,605	$182,694

See Notes to Condensed Consolidated Financial Statements.

KATY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except Share Data)
(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY

	As Restated,
	see Note 1
	March 31,	December 31,
	2007	2006

CURRENT LIABILITIES:

Accounts payable	$32,836	$33,684
Accrued compensation	3,814	3,518
Accrued expenses	33,624	38,187
Current maturities of long-term debt	1,500	1,125
Revolving credit agreement	41,491	43,879

Total current liabilities	113,265	120,393

LONG-TERM DEBT, less current maturities	11,468	11,867

OTHER LIABILITIES	9,889	8,402

Total liabilities	134,622	140,662

COMMITMENTS AND CONTINGENCIES (Note 10)	—	—

STOCKHOLDERS’ EQUITY:
15% Convertible preferred stock, $100 par value, authorized 1,200,000 shares, issued and outstanding 1,131,551 shares, liquidation value $113,155	108,256	108,256
Common stock, $1 par value; authorized 35,000,000 shares; issued 9,822,304 shares	9,822	9,822
Additional paid-in capital	27,196	27,120
Accumulated other comprehensive income	1,862	2,242
Accumulated deficit	(88,193)	(83,434)
Treasury stock, at cost, 1,871,127 shares and 1,869,827 shares, respectively	(21,960)	(21,974)

Total stockholders’ equity	36,983	42,032

Total liabilities and stockholders’ equity	$171,605	$182,694

See Notes to Condensed Consolidated Financial Statements.

KATY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(Amounts in Thousands, Except Per Share Data)
(Unaudited)

	As Restated, see Note 1
	2007	2006

Net sales	$94,803	$75,818
Cost of goods sold	86,346	65,553

Gross profit	8,457	10,265
Selling, general and administrative expenses	11,440	12,289
Severance, restructuring and related charges	244	782
(Gain) loss on sale of assets	(120)	102

Operating loss	(3,107)	(2,908)
Interest expense	(1,949)	(1,771)
Other, net	70	341

Loss from continuing operations before provision for income taxes	(4,986)	(4,338)
Provision for income taxes from continuing operations	(459)	(262)

Loss from continuing operations	(5,445)	(4,600)
Loss from operations of discontinued businesses (net of tax)	—	(389)
Gain on sale of discontinued businesses (net of tax)	1,666	—

Loss before cumulative effect of a change in accounting principle	(3,779)	(4,989)
Cumulative effect of a change in accounting principle (net of tax)	—	(756)

Net loss	$(3,779)	$(5,745)

Loss per share of common stock — Basic and diluted
Loss from continuing operations	$(0.69)	$(0.57)
Discontinued operations	0.21	(0.05)
Cumulative effect of a change in accounting principle	—	(0.10)

Net loss	$(0.48)	$(0.72)

Weighted average common shares outstanding (thousands):
Basic and diluted	7,951	7,971

See Notes to Condensed Consolidated Financial Statements.

KATY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 and 2006
(Amounts in Thousands)
(Unaudited)

	As Restated, see Note 1
	2007	2006

Cash flows from operating activities:
Net loss	$(3,779)	$(5,745)
(Income) loss from discontinued operations	(1,666)	389

Loss from continuing operations	(5,445)	(5,356)
Cumulative effect of a change in accounting principle	—	756
Depreciation and amortization	2,072	2,241
Write-off and amortization of debt issuance costs	619	287
Stock option expense	94	191
(Gain) loss on sale of assets	(120)	102
Deferred income taxes	(94)	—

	(2,874)	(1,779)

Changes in operating assets and liabilities:
Accounts receivable	7,115	18,302
Inventories	(5,711)	(6,305)
Other assets	(708)	(76)
Accounts payable	1,301	(14,470)
Accrued expenses	(4,478)	(1,794)
Other, net	485	(1,209)

	(1,996)	(5,552)

Net cash used in continuing operations	(4,870)	(7,331)
Net cash (used in) provided by discontinued operations	(165)	389

Net cash used in operating activities	(5,035)	(6,942)

Cash flows from investing activities:
Capital expenditures of continuing operations	(1,130)	(816)
Proceeds from sale of assets, net	120	163

Net cash used in continuing operations	(1,010)	(653)
Net cash provided by discontinued operations	6,609	—

Net cash provided by (used in) investing activities	5,599	(653)

Cash flows from financing activities:
Net (repayments) borrowings on revolving loans	(2,454)	8,578
Decrease in book overdraft	(2,153)	(5,360)
Repayments of term loans	(24)	(714)
Direct costs associated with debt facilities	(125)	(165)
Repurchases of common stock	(3)	(4)
Proceeds from the exercise of stock options	—	147

Net cash (used in) provided by financing activities	(4,759)	2,482

Effect of exchange rate changes on cash and cash equivalents	(278)	(307)

Net decrease in cash and cash equivalents	(4,473)	(5,420)
Cash and cash equivalents, beginning of period	7,392	8,421

Cash and cash equivalents, end of period	$2,919	$3,001

See Notes to Condensed Consolidated Financial Statements.

KATY INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(Unaudited)
(1) Restatement of Prior Financial Information
Restatement — As a result of accounting errors in the raw material inventory records, management and the Company’s Audit Committee determined on August 6, 2007 that the Company’s consolidated financial statements for the three months ended March 31, 2007 and 2006 should no longer be relied upon. The Company’s decision to restate its consolidated financial statements is based on facts obtained by management and the results of an independent investigation of the physical raw material inventory counting process at Continental Commercial Products, LLC (“CCP”). These procedures resulted in the identification of an intentional overstatement of raw material inventory when completing the physical inventory. At the time of the physical inventories, the Company did not have sufficient controls in place to ensure that the accurate physical raw material inventory on hand was properly accounted for and reported in the proper period. For additional information on the restatement, refer to the Company’s Annual Report on Form 10-K/A filed on August 17, 2007.
(A) Impact of error on previously filed financial statements — The impact of the raw material inventory error on loss from continuing operations and net loss is approximately ($0.2) million for the three months ended March 31, 2006, and $0.1 million for the three months ended March 31, 2007.
Other Out-of-Period Adjustments and Revisions — Due to the adjustments discussed above that required a restatement of our previously filed consolidated financial statements, we are also correcting these out-of-period adjustments and revisions by recording them in the proper periods.
The out-of-period adjustments and revisions in the table include the following as referenced:
(B) Deferred compensation — In conjunction with a retirement compensation program, the Company made an adjustment for approximately $0.4 million in 2005 associated with the accounting for related compensation expense. The Company had originally recorded the out-of-period adjustment in the first two quarters of 2006; therefore, the Company reduced compensation expense by the corresponding amount in 2006. The Company reduced compensation expense by $0.2 million for the three months ended March 31, 2006.
(C) Inventory reserves — The Company recorded an adjustment of approximately $0.1 million to increase inventory reserves and cost of goods sold in 2006 associated with our lower of cost or market evaluation. The Company had originally recorded the out-of-period adjustment in the first quarter of 2007; therefore, the Company reduced costs of goods sold by the corresponding amount in the first quarter of 2007.
(D) Revision of SESCO as a continuing operation — For all periods presented, the Company previously inappropriately reported the results from the Savannah Energy Systems Company Partnership operation as discontinued operations, as described further in Note 5. As a result, the Company revised for the three months ended March 31, 2006 $31 thousand from loss from operations of discontinued businesses into interest expense within continuing operations.

All affected amounts described in these Notes to Consolidated Financial Statements have been restated. As a result of this restatement, the Company’s financial results are adjusted as follows:
Consolidated Balance Sheets
(Amounts in thousands)

	March 31, 2007
	Previously
Assets	reported	Restated

CURRENT ASSETS:
Cash and cash equivalents	$2,919	$2,919
Trade accounts receivable, net	47,811	47,811
Inventories, net (A)(C)	61,484	60,717
Other current assets	3,592	3,592
Asset held for sale	—	—

Total current assets	115,806	115,039

OTHER ASSETS:
Goodwill	665	665
Intangibles, net	6,358	6,358
Other	8,576	8,576

Total other assets	15,599	15,599

Property and equipment, net	40,967	40,967

Total assets	$172,372	$171,605

Liabilities and Stockholders’ Equity

CURRENT LIABILITIES:
Accounts payable	$32,836	$32,836
Accrued compensation	3,814	3,814
Accrued expenses	33,624	33,624
Current maturities, long-term debt	1,500	1,500
Revolving credit agreement	41,491	41,491

Total current liabilities	113,265	113,265

LONG-TERM DEBT, less current maturities	11,468	11,468
OTHER LIABILITIES	9,889	9,889

Total liabilities	134,622	134,622

COMMITMENTS AND CONTINGENCIES (Note 10)	—	—

STOCKHOLDERS’ EQUITY
15% Convertible preferred stock, $100 par value, authorized 1,200,000 shares, issued and outstanding 1,131,551 shares, liquidation value $113,155	108,256	108,256
Common stock, $1 par value; authorized 35,000,000 shares; issued 9,822,304 shares	9,822	9,822
Additional paid-in capital	27,145	27,196
Accumulated other comprehensive income	1,862	1,862
Accumulated deficit	(87,375)	(88,193)
Treasury stock, at cost	(21,960)	(21,960)

Total stockholders’ equity	37,750	36,983

Total liabilities and stockholders’ equity	$172,372	$171,605

Consolidated Statements of Operations
(Amounts in thousands, except per share data)

	For the three months ended		For the three months ended
	March 31, 2007		March 31, 2006
	Previously		Previously
	reported	Restated	reported	Restated

Net sales	$94,803	94,803	$75,818	75,818
Cost of goods sold (A)(C)	86,559	86,346	65,407	65,553

Gross profit	8,244	8,457	10,411	10,265
Selling, general and administrative expenses (B)	11,440	11,440	12,481	12,289
Severance, restructuring and related charges	244	244	782	782
(Gain) loss on sale of assets	(120)	(120)	102	102

Operating loss	(3,320)	(3,107)	(2,954)	(2,908)
Interest expense (D)	(1,949)	(1,949)	(1,740)	(1,771)
Other, net	70	70	341	341

Loss from continuing operations before provision for income taxes	(5,199)	(4,986)	(4,353)	(4,338)
Provision for income taxes from continuing operations	(459)	(459)	(262)	(262)

Loss from continuing operations	(5,658)	(5,445)	(4,615)	(4,600)
Loss from operations of discontinued businesses (net of tax) (D)	—	—	(420)	(389)
Gain on sale of discontinued businesses (net of tax)	1,666	1,666	—	—

Loss before cumulative effect of a change in accounting principle	(3,992)	(3,779)	(5,035)	(4,989)
Cumulative effect of a change in accounting principle (net of tax)	—	—	(756)	(756)

Net loss	$(3,992)	$(3,779)	$(5,791)	$(5,745)

Loss per share of common stock — Basic and diluted
Loss from continuing operations	$(0.71)	$(0.69)	$(0.58)	$(0.57)
Discontinued operations	0.21	0.21	(0.05)	(0.05)
Cumulative effect of a change in accounting principle	—	—	(0.10)	(0.10)

Net loss	$(0.50)	$(0.48)	$(0.73)	$(0.72)

Consolidated Statements of Cash Flows
(Amounts in thousands)

	For the three months ended		For the three months ended
	March 31, 2007		March 31, 2006
	Previously		Previously
	reported	Restated	reported	Restated
Cash flows from operating activities:
Net loss	$(3,992)	$(3,779)	$(5,791)	$(5,745)
(Income) loss from discontinued operations (D)	(1,666)	(1,666)	420	389

Loss from continuing operations	(5,658)	(5,445)	(5,371)	(5,356)
Cumulative effect of a change in accounting principle	—	—	756	756
Depreciation and amortization	2,072	2,072	2,241	2,241
Write-off and amortization of debt issuance costs	619	619	287	287
Stock option expense	94	94	191	191
(Gain) loss on sale of assets	(120)	(120)	102	102
Deferred income taxes	(94)	(94)	—	—

	(3,087)	(2,874)	(1,794)	(1,779)

Changes in operating assets and liabilities:
Accounts receivable	7,115	7,115	18,302	18,302
Inventories (A)(C)	(5,498)	(5,711)	(6,451)	(6,305)
Other assets	(708)	(708)	(76)	(76)
Accounts payable	1,301	1,301	(14,470)	(14,470)
Accrued expenses (D)	(4,078)	(4,478)	(1,794)	(1,794)
Other, net (B)(D)	485	485	(1,048)	(1,209)

	(1,383)	(1,996)	(5,537)	(5,552)

Net cash used in continuing operations	(4,470)	(4,870)	(7,331)	(7,331)
Net cash (used in) provided by discontinued operations (D)	(565)	(165)	389	389

Net cash used in operating activities	(5,035)	(5,035)	(6,942)	(6,942)

Cash flows from investing activities:
Capital expenditures of continuing operations	(1,130)	(1,130)	(816)	(816)
Proceeds from sale of assets, net	120	120	163	163

Net cash used in continuing operations	(1,010)	(1,010)	(653)	(653)
Net cash provided by discontinued operations	6,609	6,609	—	—

Net cash provided by (used in) investing activities	5,599	5,599	(653)	(653)

Cash flows from financing activities:
Net (repayments) borrowings on revolving loans	(2,454)	(2,454)	8,578	8,578
Decrease in book overdraft	(2,153)	(2,153)	(5,360)	(5,360)
Repayments of term loans	(24)	(24)	(714)	(714)
Direct costs associated with debt facilities	(125)	(125)	(165)	(165)
Repurchases of common stock	(3)	(3)	(4)	(4)
Proceeds from the exercise of stock options	—	—	147	147

Net cash (used in) provided by financing activities	(4,759)	(4,759)	2,482	2,482

Effect of exchange rate changes on cash and cash equivalents	(278)	(278)	(307)	(307)

Net decrease in cash and cash equivalents	(4,473)	(4,473)	(5,420)	(5,420)
Cash and cash equivalents, beginning of period	7,392	7,392	8,421	8,421

Cash and cash equivalents, end of period	$2,919	$2,919	$3,001	$3,001

The comprehensive loss of approximately $4.4 million and $6.1 million for the three months ended March 31, 2007 and 2006, respectively, as previously reported was restated to a comprehensive loss of $4.2 million and $6.1 million, respectively. The change resulted from changes within our net loss attributable to common stockholders.
Financial statement footnotes affected by this restatement are as follows:
2. Significant Accounting Policies;
8. Income Taxes;
10. Industry Segments and Geographic Information; and
13. Discontinued Operations.
(2) Significant Accounting Policies
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
Inventories
The components of inventories are as follows (amounts in thousands):

	As Restated,
	see Note 1
	March 31,	December 31,
	2007	2006

Raw materials	$15,788	$14,777
Work in process	1,279	613
Finished goods	54,012	47,230
Inventory reserves	(6,833)	(3,905)
LIFO reserve	(3,529)	(3,735)

	$60,717	$54,980

At March 31, 2007 and December 31, 2006, approximately 21% and 23%, respectively, of Katy’s inventories were accounted for using the last-in, first-out (“LIFO”) method of costing, while the remaining inventories were accounted for using the first-in, first-out (“FIFO”) method. Current cost, as determined using the FIFO method, exceeded LIFO cost by $3.5 million and $3.7 million at March 31, 2007 and December 31, 2006, respectively. The primary increase in the inventory reserves relates to an adjustment for approximately $2.4 million associated with the net realizable value and potential obsolescence of inventory within the Electrical Products Group.
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
Stock Options and Other Stock Awards
On January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment (“SFAS No. 123R”), which sets accounting requirements for “share-based” compensation to employees, requires companies to recognize the grant date fair value of stock options and other equity-based compensation issued to employees and disallows the use of intrinsic value method of accounting for stock compensation. The Company has adopted SFAS No. 123R using the modified prospective method. Under this method, compensation cost recognized during the three month period ended March 31, 2007 includes: a) compensation cost for all stock options granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with SFAS No. 123R amortized over the options’ vesting period and b) compensation cost for outstanding stock appreciation rights based on the March 31, 2007 fair value estimated in accordance with SFAS No. 123R. Compensation cost recognized during the three month period ended March 31, 2006 includes: a) compensation cost for all stock options granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with SFAS No. 123R amortized over the options’ vesting period; b) compensation cost for stock appreciation rights granted prior to, but vested as of January 1, 2006, based on the January 1, 2006 fair value estimated in accordance with SFAS No. 123R; and c) compensation cost for outstanding stock appreciation rights as of March 31, 2006 based on the March 31, 2006 fair value estimated in accordance with SFAS No. 123R.
The following table shows total compensation (income) expense included in the Condensed Consolidated Statement of Operations for the three month periods ended March 31, 2007 and 2006:

	Three Months Ended March 31,
	2007	2006

Selling, general and administrative expense	$(85)	$489
Cumulative effect of a change in accounting principle	—	756

	$(85)	$1,245

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
Details regarding the swap as of March 31, 2007 are as follows (amounts in thousands):

Notional Amount	Maturity	Rate Paid	Rate Received	Fair Value (2)
$15,000	August 17, 2007	4.49%	LIBOR (1)	$58

(1)	LIBOR rate is determined on the 23rd of each month and continues up to and including the maturity date.

(2)	The fair value is the mark-to-market value.

Comprehensive Loss
The components of comprehensive loss are as follows (amounts in thousands):

	As Restated, see Note 1
	Three Months Ended
	March 31,
	2007	2006
Net loss	$(3,779)	$(5,745)
Foreign currency translation losses	(334)	(417)
Unrealized (losses) gains on interest rate swap	(29)	93
Other	(17)	—

	(380)	(324)

Comprehensive loss	$(4,159)	$(6,069)

(3) New Accounting Pronouncements
As discussed in Note 9, the Company adopted, effective January 1, 2007, Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes (“FIN No. 48”), which describes a comprehensive model for the measurement, recognition, presentation, and disclosure of uncertain tax positions in the financial statements. Under the interpretation, the financial statements will reflect expected future tax consequences of such positions presuming the tax authorities’ full knowledge of the position and all relevant facts, but without considering time values.
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

(4) Intangible Assets
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

$6,358

(5) Savannah Energy Systems Company Partnership
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

(6) Indebtedness
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

Information regarding the Company’s net periodic benefit cost for pension and other postretirement benefit plans for the three month periods ended March 31, 2007 and 2006 are as follows (amounts in thousands):

	Pension Benefits		Other Benefits
	March 31,	March 31,	March 31,	March 31,
	2007	2006	2007	2006

Components of net periodic benefit cost:
Service cost	$2	$2	$—	$—
Interest cost	23	22	51	36
Expected return on plan assets	(24)	(22)	—	—
Amortization of prior service cost	—	—	22	14
Amortization of net loss	13	14	4	10

Net periodic benefit cost	$14	$16	$77	$60

Required contributions to the pension plans for 2007 are $10 thousand and Katy made contributions of $35 thousand during the first quarter of 2007.
(8) Stock Incentive Plans
Stock Options
The following table summarizes stock option activity under each of the applicable Company’s plans:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Options	Price	Life	(in thousands)

Outstanding at December 31, 2006	1,718,000	$3.66

Granted	—	$0.00
Exercised	—	$0.00
Cancelled	—	$0.00

Outstanding at March 31, 2007	1,718,000	$3.66	6.45 years	$—

Vested and Exercisable at March 31, 2007	1,098,000	$4.20	5.44 years	$—

As of March 31, 2007, total unvested compensation expense associated with stock options amounted to $0.2 million and is being amortized on a straight-line basis over the respective option’s vesting period. The weighted average period in which the above compensation cost will be recognized is 0.7 years as of March 31, 2007.

Stock Appreciation Rights
The following table summarizes SARs activity under each of the applicable Company’s plans:

Non-Vested at December 31, 2006	53,434

Granted	—
Vested	(26,667)

Non-Vested at March 31, 2007	26,767

Total Outstanding at March 31, 2007	798,281

For the three months ended March 31, 2007 and 2006, total compensation (income) expense associated with stock appreciation rights amounted to approximately ($0.2) million and $1.0 million, respectively.
(9) Income Taxes
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

As of March 31, 2007 and December 31, 2006, the Company had deferred tax assets, net of deferred tax liabilities and valuation allowances, of $1.1 million and $1.0 million, respectively. Domestic net operating loss (“NOL”) carry forwards comprised $35.3 million of the deferred tax assets for both periods. Katy’s history of operating losses in many of its taxing jurisdictions provides significant negative evidence with respect to the Company’s ability to generate future taxable income, a requirement in order to recognize deferred tax assets on the Condensed Consolidated Balance Sheets. For this reason, the Company was unable to conclude at March 31, 2007 and December 31, 2006 that NOLs and other deferred tax assets in the United States and certain unprofitable foreign jurisdictions would be utilized in the future. As a result, valuation allowances for these entities were recorded as of such dates for the full amount of deferred tax assets, net of the amount of deferred tax liabilities.
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
(10) Commitments and Contingencies
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

(11) Industry Segment Information
The Company is organized into two operating segments: Maintenance Products and Electrical Products. The activities of the Maintenance Products Group include the manufacture and distribution of a variety of commercial cleaning supplies and consumer home products. The Electrical Products Group is a marketer and distributor of consumer electrical corded products. For all periods presented, information for the Maintenance Products Group excludes amounts related to the United Kingdom consumer plastics and Metal Truck Box business units as the units are classified as discontinued operations as discussed further in Note 13. The following table sets forth information by segment (amounts in thousands):

			As Restated, see Note 1
			Three months ended March 31,
			2007	2006

Maintenance Products Group
Net external sales			$50,308	$49,973
Operating income			907	800
Operating margin			1.8%	1.6%
Depreciation and amortization			1,873	1,968
Capital expenditures			1,017	653

Electrical Products Group
Net external sales			$44,495	$25,845
Operating (loss) income			(1,224)	59
Operating (deficit) margin			(2.8%)	0.2%
Depreciation and amortization			165	239
Capital expenditures			113	163

Total
Net external sales	—	Operating segments	$94,803	$75,818

		Total	$94,803	$75,818

Operating loss	—	Operating segments	$(317)	$859
	—	Unallocated corporate	(2,666)	(2,883)
	—	Severance, restructuring and related charges	(244)	(782)
	—	Gain (loss) on sale of assets	120	(102)

		Total	$(3,107)	$(2,908)

Depreciation and amortization	—	Operating segments	$2,038	$2,207
	—	Unallocated corporate	34	34

		Total	$2,072	$2,241

Capital expenditures	—	Operating segments	$1,130	$816

		Total	$1,130	$816

			March 31,	December 31,
			2007	2006
Total assets	—	Maintenance Products Group	$98,454	$95,119
	—	Electrical Products Group	66,253	74,025
	—	Other [a]	2,217	6,700
	—	Unallocated corporate	4,681	6,850

		Total	$171,605	$182,694

[a]
Amounts shown as “Other” represent items associated with Sahlman Holding Company, Inc., the Company’s equity method investment in both periods. For December 31, 2006, amount also includes the real assets of the United Kingdom consumer plastics business unit, which is classified as an asset held for sale at December 31, 2006.

(12) Severance, Restructuring and Related Charges
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

A summary of charges by major initiative is as follows (amounts in thousands):

	Three Months Ended March 31,
	2007	2006
Consolidation of St. Louis manufacturing/distribution facilities	$189	$699
Consolidation of Glit facilities	19	—
Shutdown of Woods Canada manufacturing	36	—
Corporate office relocation	—	83

Total severance, restructuring and related charges	$244	$782

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

		One-time	Contract
		Termination	Termination
	Total	Benefits [a]	Costs [b]
Restructuring liabilities at December 31, 2006	$5	$—	$5
Additions	19	19	—
Payments	(24)	(19)	(5)

Restructuring liabilities at March 31, 2007	$—	$—	$—

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
The table below details activity in restructuring reserves since December 31, 2006 (amounts in thousands):

		One-time	Contract
		Termination	Termination
	Total	Benefits [a]	Costs [b]
Restructuring liabilities at December 31, 2006	$961	$—	$961
Additions	244	19	225
Payments	(314)	(19)	(295)

Restructuring liabilities at March 31, 2007 [c]	$891	$—	$891

[a]	Includes severance, benefits, and other employee-related costs associated with employee terminations.

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

The table below summarizes the future payments for severance, restructuring and other related charges by operating segment detailed above (amounts in thousands):

		Maintenance	Electrical
		Products	Products
	Total	Group	Group
2007	$325	$148	$177
2008	341	99	242
2009	98	57	41
2010	61	61	—
2011	66	66	—
Thereafter	—	—	—

Total Payments	$891	$431	$460

(13) Discontinued Operations
Two of Katy’s operations have been classified as discontinued operations for the quarters ended March 31, 2007 and 2006 in accordance with SFAS No. 144, Accounting for the Impairments or Disposal of Long Lived Assets (“SFAS No. 144”).
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

The Company did not separately identify the related assets and liabilities of the Metal Truck Box business unit and the United Kingdom consumer plastics business unit on the Condensed Consolidated Balance Sheets, except for the Asset Held for Sale. Following is a summary of the major asset and liability categories for these discontinued operations:

	As Restated,
	see Note 1
	March 31,	December 31,
	2007	2006
Current assets:
Accounts receivable, net	$—	$83

	$—	$83

Current liabilities:
Accrued expenses	492	743

	$492	$743

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
The historical operating results of the United Kingdom consumer plastics business unit and the Metal Truck Box business unit have been segregated as discontinued operations on the Condensed Consolidated Statements of Operations. Selected financial data for discontinued operations is summarized as follows (in thousands):

	As Restated, see Note 1
	Three months ended
	March 31,
	2007	2006

Net sales	$—	$8,078

Pre-tax operating loss	$—	$(399)

Pre-tax gain on sale of discontinued businesses	$1,666	$—

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Restatement of Prior Financial Information
As a result of accounting errors in the raw material inventory records, management and the Company’s Audit Committee determined on August 6, 2007 that the Company’s consolidated financial statements for the three months ended March 31, 2007 and 2006 should no longer be relied upon. The Company’s decision to restate its consolidated financial statements is based on facts obtained by management and the results of an internal investigation of the physical raw material inventory counting process at CCP. These procedures resulted in the identification of an intentional overstatement of raw material inventory when completing the physical inventory. At the time of the physical inventories, the Company did not have sufficient controls in place to ensure that the accurate physical raw material inventory on hand was properly accounted for and reported in the proper period. For additional information on the restatement, refer to the Company’s Annual Report on Form 10-K/A filed on August 17, 2007.
In addition, as part of the restatement, the Company has recorded additional items, certain of which were previously identified and determined to be immaterial. The impact of these additional items on net loss is approximately $0.1 million and $0.2 million for the three months ended March 31, 2007 and 2006, respectively, which is allocated entirely to loss from continuing operations.
Refer to Note 1 of the Consolidated Financial Statements for additional discussion related to the effects of the restatement.

RESULTS OF OPERATIONS
Three Months Ended March 31, 2007 versus Three Months Ended March 31, 2006

	As Restated, see Note 1
	2007		2006
	(Amounts in Millions, Except Per Share Data)
	$	% to Sales	$	% to Sales
Net sales	$94.8	100.0	$75.8	100.0
Cost of goods sold	86.4	91.1	65.5	86.5

Gross profit	8.4	8.9	10.3	13.5
Selling, general and administrative expenses	11.4	12.1	12.3	16.2
Severance, restructuring and related charges	0.2	0.2	0.8	1.0
(Gain) loss on sale of assets	(0.1)	(0.1)	0.1	0.1

Operating loss	(3.1)	(3.3)	(2.9)	(3.8)

Interest expense	(2.0)		(1.8)
Other, net	0.1		0.3

Loss from continuing operations before provision for income taxes	(5.0)		(4.4)
Provision for income taxes from continuing operations	(0.5)		(0.2)

Loss from continuing operations	(5.5)		(4.6)
Loss from operations of discontinued businesses (net of tax)	—		(0.3)
Gain on sale of discontinued businesses (net of tax)	1.7		—

Loss before cumulative effect of a change in accounting principle	(3.8)		(4.9)
Cumulative effect of a change in accounting principle (net of tax)	—		(0.8)

Net loss	$(3.8)		$(5.7)

Loss per share of common stock — basic and diluted:

Loss from continuing operations	$(0.69)		$(0.57)
Discontinued operations	0.21		(0.05)
Cumulative effect of a change in accounting principle	—		(0.10)

Net loss	$(0.48)		$(0.72)

Overview
Our consolidated net sales for the three month period ending March 31, 2007 increased $19.0 million compared to the three month period ending March 31, 2006. The increase in net sales of 25% was comprised of higher volumes of 16%, higher pricing of 8% and favorable foreign currency translation of 1%. Gross margins were 8.9% for the three month period ending March 31, 2007, a decrease of 4.6 percentage points compared to the three month period ending March 31, 2006. In 2007, higher raw material costs and our inability to recover these costs from customers within our Electrical Products Group even though major price increases were implemented adversely impacted gross margin levels. Selling, general and administrative expense (“SG&A”) as a percentage of sales decreased to 12.1% for the first quarter of 2007 from 16.2% in the first quarter of 2006, primarily due to the cost improvements implemented throughout 2006 and the fixed nature of these expenses as a percentage of net sales. The operating loss of ($3.1) million was comparable to the operating loss of ($2.9) million in 2006 due to the factors noted above.
Results within both periods presented reflect the activity of our discontinued businesses units: United Kingdom consumer plastics and Metal Truck Box as discontinued operations. During the three month period ending March 31, 2006, we reported a cumulative effect of a change in accounting principle of ($0.8) million [($0.10) per share] associated with the adoption, effective January 1, 2006, of SFAS No. 123R. Overall, we reported a net loss of ($3.8) million [($0.48) per share] for the three month period ending March 31, 2007, versus a net loss of ($5.7) million [($0.72) per share] in the same period of 2006.

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
Operating Income (Loss)

	As Restated, see Note 1
	Three months ended March 31,
	(Amounts in Millions)
	2007		2006		Change
		%		%		%
	$	Margin	$	Margin	$	Margin
Maintenance Products Group	$0.9	1.8	$0.8	1.6	$0.1	0.2
Electrical Products Group	(1.2)	(2.8)	0.1	0.2	(1.3)	(3.0)
Unallocated corporate expense	(2.7)		(2.9)		0.2

	(3.0)	(3.1)	(2.0)	(2.7)	(1.0)	(0.4)

Severance, restructuring and related charges	(0.2)		(0.8)		0.6
Gain (loss) on sale of assets	0.1		(0.1)		0.2

Operating loss	$(3.1)	(3.3)	$(2.9)	(3.8)	$(0.2)	0.5

Maintenance Products Group
The Maintenance Products Group’s operating income for the three month period ending March 31, 2007 was $0.9 million (1.8% of net sales) compared to operating income of $0.8 million (1.6% of net sales) for the three month period ending March 31, 2006. Overall performance of the group was comparable to prior year given the relatively stable sales activity.
Electrical Products Group
The Electrical Products Group’s operating income decreased from $0.1 million (0.2% of net sales) for the three month period ending March 31, 2006 to an operating loss of ($1.2) million ((2.8)% of net sales) for the three month period ending March 31, 2007. The decrease in profitability was primarily due to the increased costs of copper, our primary raw material, and our inability to recover all of these cost increases from customers. The three months ended March 31, 2007 operating loss includes an adjustment of approximately $2.4 million associated with the net realizable value and potential obsolescence of inventory. The adjustment was made due to the on-going volatility of copper costs.

Corporate
Corporate operating expenses decreased from $2.9 million in the three month period ending March 31, 2006 to $2.7 million in the three month period ending March 31, 2007 principally due to variation of compensation expense recognized for stock options and SARs. During the first quarter of 2006, the Company recognized $0.3 million in compensation expense associated with SARs. In 2007, we recognized income associated with SARs of $0.2 million as a result of Katy’s reduced stock price impacting the valuation of SARs.
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
Other Items
Interest expense increased by $0.2 million in the first quarter of 2007 versus the same period of 2006, primarily from the write-off of debt issuance costs as a result of reducing the Revolving Credit Facility under the Bank of America Credit Agreement from $90.0 million to $80.0 million. Overall, average borrowing levels were lower in 2007 compared to 2006; however, this impact was offset by higher interest rates. Other, net for the three months ended March 31, 2006 included gain on foreign currency transactions.
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
Gain on sale of discontinued businesses in the first quarter of 2007 reflects the sale of our real estate holdings of the United Kingdom consumer plastics business unit. We recorded a $1.9 million gain on this sale which was offset by a $0.2 million loss resulting from the final working capital adjustment for the United Kingdom consumer plastics business unit. For the first quarter of 2006, loss from operations of discontinued businesses reflects the activity for the United Kingdom consumer plastics business unit and the Metal Truck Box business unit, which were sold in 2006.
Effective January 1, 2006, the Company adopted SFAS No. 123R. As a result, a cumulative effect of this adoption of $0.8 million was recognized associated with the fair value of all vested SARs. See Note 1 to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion of the cumulative effect of a change in accounting principle.
LIQUIDITY AND CAPITAL RESOURCES
We require funding for working capital needs and capital expenditures. We believe that our cash flow from operations and the use of available borrowings under the Bank of America Credit Agreement (as defined below) provide sufficient liquidity for our operations going forward. As of March 31, 2007, we had cash and cash equivalents of $2.9 million versus cash and cash equivalents of $7.4 million at December 31, 2006. Also as of March 31, 2007, we had outstanding borrowings of $54.5 million [60% of total capitalization], under the Bank of America Credit Agreement, as defined below, with unused borrowing availability on the Revolving Credit Facility, as defined below, of $14.2 million. As of December 31, 2006, we had outstanding borrowings of $56.9 million [58% of total capitalization]. We used $5.0 million of cash in operations during the quarter ended March 31, 2007 versus using $6.9 million of cash in operations during the quarter ended March 31, 2006. Cash flow use in 2007 was lower than in 2006 primarily due to the improvement in working capital levels.

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

Contractual Obligations
We have contractual obligations associated with our debt, operating lease agreements, severance and restructuring, and other obligations. Our obligations as of March 31, 2007, are summarized below (in thousands of dollars):

		Due in less	Due in	Due in	Due after
Contractual Cash Obligations	Total	than 1 year	1-3 years	3-5 years	5 years
Revolving Credit Facility [a]	$41,491	$41,491	$—	$—	$—
Term Loan	12,968	1,500	11,468	—	—
Interest on debt [b]	8,861	4,379	4,482	—	—
Operating leases [c]	20,366	7,751	9,423	2,668	524
Severance and restructuring [c]	521	148	265	108	—
Postretirement benefits [d]	5,807	694	1,498	1,194	2,421

Total Contractual Obligations	$90,014	$55,963	$27,136	$3,970	$2,945

		Due in less	Due in	Due in	Due after
Other Commercial Commitments	Total	than 1 year	1-3 years	3-5 years	5 years
Commercial letters of credit	$664	$664	$—	$—	$—
Stand-by letters of credit	5,949	5,949	—	—	—

Total Commercial Commitments	$6,613	$6,613	$—	$—	$—

[a]
As discussed in the Liquidity and Capital Resources section above and in Note 6 to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, the entire Revolving Credit Facility under the Bank of America Credit Agreement is classified as a current liability on the Condensed Consolidated Balance Sheets as a result of the combination in the Bank of America Credit Agreement of (i) lockbox agreements on Katy’s depository bank accounts, and (ii) a subjective Material Adverse Effect (MAE) clause. The Revolving Credit Facility expires in April of 2009.

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

Operating Activities
Cash flow used in operating activities before changes in operating assets was $2.9 million in the first quarter of 2007 versus $1.8 million in the first quarter of 2006. While we had net losses in both periods, these amounts included non-cash items such as depreciation, amortization and amortization of debt issuance costs. We used $2.0 million of cash related to operating assets and liabilities during the three months ended March 31, 2007 versus $5.6 million during the three months ended March 31, 2006. Our operating cash flow was positively impacted in the first quarter of 2007 by improvements in working capital performance. During the first quarter of 2007, we were turning our inventory at 6.0 times per year versus 4.4 times per year during the first quarter of 2006.
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

A summary of charges by major initiative is as follows (amounts in thousands):

	Three Months Ended March 31,
	2007	2006
Consolidation of St. Louis manufacturing/distribution facilities	$189	$699
Consolidation of Glit facilities	19	—
Shutdown of Woods Canada manufacturing	36	—
Corporate office relocation	—	83

Total severance, restructuring and related charges	$244	$782

The impact of actions in connection with the above initiatives on the Company’s reportable segments (before tax) is as follows (amounts in thousands):

	Total Expected	Total Provision
	Cost	to Date

Maintenance Products Group	$21,301	$21,001
Electrical Products Group	12,683	12,683
Corporate	12,290	12,290

	$46,274	$45,974

A rollforward of all restructuring and related reserves since December 31, 2006 is as follows (amounts in thousands):

		One-time	Contract
		Termination	Termination
	Total	Benefits [a]	Costs [b]
Restructuring liabilities at December 31, 2006	$961	$—	$961
Additions	244	19	225
Payments	(314)	(19)	(295)

Restructuring liabilities at March 31, 2007 [c]	$891	$—	$891

[a]	Includes severance, benefits, and other employee-related costs associated with the employee terminations.

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

Since 2001, the Company has been focused on a number of restructuring and cost reduction initiatives, resulting in severance, restructuring and related charges. With these changes, we anticipated cost savings from reduced headcount, higher utilized facilities and divested non-core operations. However, anticipated cost savings have been impacted from such factors as material price increases, competitive markets and inefficiencies incurred from consolidation of facilities. See Note 12 to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion of severance, restructuring and related charges.

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
ENVIRONMENTAL AND OTHER CONTINGENCIES
See Note 10 to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion of environmental and other contingencies.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
See Note 3 to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion of recently issued accounting pronouncements.

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
Commodity Price Risk
We have not employed an active hedging program related to our commodity price risk, but are employing other strategies for managing this risk, including contracting for a certain percentage of resin needs through supply agreements and opportunistic spot purchases. See Management’s Discussion and Analysis of Financial Condition and Results of Operations — Outlook for 2007 in Part I, Item 2 of this Quarterly Report on Form 10-Q, for further discussion of our exposure to increasing raw material costs.
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

PART II — OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
Except as otherwise noted in Note 10 to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, during the quarter for which this report is filed, there have been no material developments in previously reported legal proceedings, and no other cases or legal proceedings, other than ordinary routine litigation incidental to the Company’s business and other nonmaterial proceedings, were brought against the Company.
Item 1A. RISK FACTORS
We are affected by risks specific to us as well as factors that affect all businesses operating in a global market. The significant factors known to us that could materially adversely affect our business, financial condition, or operating results are described in our most recently filed Annual Report on Form 10-K (Item 1A of Part I). There has been no material change in those risk factors, other than the following additional risk factor:
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

KATY INDUSTRIES, INC. Registrant
DATE: August 17, 2007	By:	/s/ Anthony T. Castor III
Anthony T. Castor III
President and Chief Executive Officer

	By:	/s/ Amir Rosenthal
Amir Rosenthal
Vice President, Chief Financial Officer, General Counsel and Secretary

Exhibit Index

Exhibit
No.	Description

31.1	CEO Certification pursuant to Securities Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	CFO Certification pursuant to Securities Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	CEO Certification required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	CFO Certification required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.