Form 10-Q
period 2007-06-30
KATY INDUSTRIES INC
filed 2007-08-20
CIK 54681

United States
Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2007
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐            No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at July 31, 2007
Common Stock, $1 Par Value	7,951,176 Shares

KATY INDUSTRIES, INC.
FORM 10-Q
June 30, 2007

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
KATY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands)
(Unaudited)
ASSETS

	June 30,	December 31,
	2007	2006
CURRENT ASSETS:

Cash and cash equivalents	$2,483	$7,392
Accounts receivable, net	40,272	55,014
Inventories, net	63,976	54,980
Other current assets	3,004	2,991
Asset held for sale	—	4,483

Total current assets	109,735	124,860

OTHER ASSETS:

Goodwill	665	665
Intangibles, net	5,237	6,435
Other	8,067	8,990

Total other assets	13,969	16,090

PROPERTY AND EQUIPMENT
Land and improvements	336	336
Buildings and improvements	9,670	9,669
Machinery and equipment	116,049	119,703

	126,055	129,708
Less — Accumulated depreciation	(88,610)	(87,964)

Property and equipment, net	37,445	41,744

Total assets	$161,149	$182,694

See Notes to Condensed Consolidated Financial Statements.

KATY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except Share Data)
(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY

	June 30,	December 31,
	2007	2006
CURRENT LIABILITIES:

Accounts payable	$28,206	$33,684
Accrued compensation	3,326	3,518
Accrued expenses	32,610	38,187
Current maturities of long-term debt	1,500	1,125
Revolving credit agreement	37,597	43,879

Total current liabilities	103,239	120,393

LONG-TERM DEBT, less current maturities	9,792	11,867

OTHER LIABILITIES	11,073	8,402

Total liabilities	124,104	140,662

COMMITMENTS AND CONTINGENCIES (Note 9)	—	—

STOCKHOLDERS’ EQUITY
15% Convertible Preferred Stock, $100 par value, authorized 1,200,000 shares, issued and outstanding 1,131,551 shares, liquidation value $113,155	108,256	108,256
Common stock, $1 par value, authorized 35,000,000 shares, issued 9,822,304 shares	9,822	9,822
Additional paid-in capital	27,274	27,120
Accumulated other comprehensive income	38	2,242
Accumulated deficit	(86,385)	(83,434)
Treasury stock, at cost, 1,871,128 and 1,869,827 shares, respectively	(21,960)	(21,974)

Total stockholders’ equity	37,045	42,032

Total liabilities and stockholders’ equity	$161,149	$182,694

See Notes to Condensed Consolidated Financial Statements.

KATY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006
(Amounts in Thousands, Except Share and Per Share Data)
(Unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
		As Restated,		As Restated,
		see Note 1		see Note 1

Net sales	$81,534	$84,678	$171,581	$156,494
Cost of goods sold	71,597	73,573	154,355	136,220

Gross profit	9,937	11,105	17,226	20,274
Selling, general and administrative expenses	9,613	11,047	20,104	22,544
Severance, restructuring and related charges	2,402	71	2,646	853
Loss (gain) on sale of assets	1,691	(48)	1,571	54

Operating (loss) income	(3,769)	35	(7,095)	(3,177)
Gain on SESCO joint venture transaction	—	563	—	563
Interest expense	(1,186)	(1,775)	(3,135)	(3,546)
Other, net	200	78	268	415

Loss from continuing operations before provision for income taxes	(4,755)	(1,099)	(9,962)	(5,745)
Provision for income taxes from continuing operations	(386)	(300)	(779)	(464)

Loss from continuing operations	(5,141)	(1,399)	(10,741)	(6,209)
Loss from operations of discontinued businesses (net of tax)	(202)	(505)	(47)	(684)
Gain (loss) on sale of discontinued businesses (net of tax)	7,151	(30)	8,817	(30)

Income (loss) before cumulative effect of a change in accounting principle	1,808	(1,934)	(1,971)	(6,923)
Cumulative effect of a change in accounting principle (net of tax)	—	—	—	(756)

Net income (loss)	$1,808	$(1,934)	$(1,971)	$(7,679)

Income (loss) per share of common stock — Basic and diluted:
Loss from continuing operations	$(0.64)	$(0.17)	$(1.35)	$(0.78)
Discontinued operations	0.87	(0.07)	1.10	(0.09)
Cumulative effect of a change in accounting principle	—	—	—	(0.09)

Net income (loss)	$0.23	$(0.24)	$(0.25)	$(0.96)

Weighted average common shares outstanding (thousands):
Basic and diluted	7,951	7,979	7,951	7,975

See Notes to Condensed Consolidated Financial Statements.

KATY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2007
(Amounts in Thousands, Except Share Data)
(Unaudited)

						Accumulated
	Convertible		Common			Other
	Preferred Stock		Stock		Additional	Compre-			Compre-	Total
	Number of	Par	Number of	Par	Paid-in	hensive	Accumulated	Treasury	hensive	Stockholders'
	Shares	Value	Shares	Value	Capital	Income	Deficit	Stock	Loss	Equity
Balance, January 1, 2007	1,131,551	$108,256	9,822,304	$9,822	$27,120	$2,242	$(83,434)	$(21,974)		$42,032
Implementation of new accounting pronouncement							(980)			(980)
Net loss	—	—	—	—	—	—	(1,971)	—	$(1,971)	(1,971)
Foreign currency translation adjustment	—	—	—	—	—	(2,144)	—	—	(2,144)	(2,144)
Other	—	—	—	—	—	(60)	—	—	(60)	(60)

Comprehensive loss									$(4,175)

Purchase of treasury stock	—	—	—	—	—	—	—	(3)		(3)
Stock compensation	—	—	—	—	171	—	—	—		171
Other	—	—	—	—	(17)	—	—	17		—

Balance, June 30, 2007	1,131,551	$108,256	9,822,304	$9,822	$27,274	$38	$(86,385)	$(21,960)		$37,045

See Notes to Consolidated Financial Statements.

KATY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006
(Amounts in Thousands)
(Unaudited)

		As Restated,
		see Note 1
	2007	2006
Cash flows from operating activities:
Net loss	$(1,971)	$(7,679)
(Income) loss from operations of discontinued business	(8,770)	714

Loss from continuing operations	(10,741)	(6,965)
Cumulative effect of a change in accounting principle	—	756
Depreciation and amortization	4,135	4,327
Write-off and amortization of debt issuance costs	906	582
Write-off of assets due to lease termination	751	—
Stock option expense	171	371
Loss on sale of assets	1,571	54
Deferred income taxes	(94)	—

	(3,301)	(875)

Changes in operating assets and liabilities:
Accounts receivable	11,979	9,678
Inventories	(11,045)	3,199
Other assets	(25)	697
Accounts payable	(2,014)	(12,789)
Accrued expenses	(5,659)	56
Other, net	1,390	(4,374)

	(5,374)	(3,533)

Net cash used in continuing operations	(8,675)	(4,408)
Net cash (used in) provided by discontinued operations	(222)	216

Net cash used in operating activities	(8,897)	(4,192)

Cash flows from investing activities:
Capital expenditures of continuing operations	(2,244)	(1,688)
Proceeds from sale of assets	197	338

Net cash used in continuing operations	(2,047)	(1,350)
Net cash provided by discontinued operations	16,954	2,273

Net cash provided by investing activities	14,907	923

Cash flows from financing activities:
Net (repayments) borrowings on revolving loans	(6,677)	6,835
Decrease in book overdraft	(2,116)	(4,315)
Repayments of term loans	(1,700)	(2,609)
Direct costs associated with debt facilities	(127)	(166)
Repurchases of common stock	(3)	(75)
Proceeds from the exercise of stock options	—	147

Net cash used in financing activities	(10,623)	(183)

Effect of exchange rate changes on cash and cash equivalents	(296)	(404)

Net decrease in cash and cash equivalents	(4,909)	(3,856)
Cash and cash equivalents, beginning of period	7,392	8,421

Cash and cash equivalents, end of period	$2,483	$4,565

Supplemental disclosure of non-cash investing activities:
Note receivable from sale of discontinued operations	$—	$1,200

See Notes to Condensed Consolidated Financial Statements.

KATY INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(Unaudited)
(1) Restatement of Prior Financial Information
Restatement — As a result of accounting errors in our raw material inventory records, management and the Company’s Audit Committee determined on August 6, 2007 that the Company’s consolidated financial statements for the three and six months ended June 30, 2006 should no longer be relied upon. The Company’s decision to restate its consolidated financial statements was based on facts obtained by management and the results of an independent investigation of the physical raw material inventory counting process at Continental Commercial Products, LLC (“CCP”). These procedures resulted in the identification of the overstatement of raw material inventory when completing the physical inventory. At the time of the physical inventories, the Company did not have sufficient controls in place to ensure that the accurate physical raw material inventory on hand were properly accounted for and reported in the proper period. The Company has filed on August 17, 2007 an amended Annual Report on Form 10-K/A as of December 31, 2006 and an amended Quarterly Report on Form 10-Q/A as of March 31, 2007 in order to restate the consolidated financial statements.
(A) Impact of error on previously filed financial statements — The impact of the raw material inventory error on loss from continuing operations and net loss is approximately $0.2 million for the three months ended June 30, 2006, and $0.4 million for the six months ended June 30, 2006, respectively.
Other Out-of-Period Adjustments and Revisions — Due to the adjustments discussed above that required a restatement of its previously filed consolidated financial statements, the Company corrected these out-of-period adjustments and revisions by recording them in the proper periods.
The out-of-period adjustments and revisions in the table include the following as referenced:
(B) Deferred compensation — In conjunction with a retirement compensation program, the Company made an adjustment for approximately $0.4 million in 2005 associated with the accounting for related compensation expense. The Company had originally recorded the out-of-period adjustment within the three months and six months ended June 30, 2006. This adjustment has the affect of reducing compensation expense by approximately $0.2 million and $0.4 million, respectively, during the three and six months ended June 30, 2006.
(C) Revision of SESCO as a continuing operation — For all years presented, the Company revised the results from the Savannah Energy Systems Company Partnership operation, as described further in Note 5. As a result, the Company revised for the three and six months ended June 30, 2006 $0.4 million from loss from operations of discontinued businesses and $0.1 million from gain on sale of discontinued businesses. Accordingly, for the three and six months ended June 30, 2006 the Company recorded a $0.6 million gain on SESCO joint venture transaction offset by $0.1 million in interest expense.
All affected amounts described in these Notes to Consolidated Financial Statements have been restated. In addition to the above adjustments, the Company has sold two business units (“UK Transactions”), its United Kingdom consumer plastics business unit and Contico Manufacturing Ltd. (“CML”). These business units were sold in November 2006 and June 2007, respectively, as described further in Note 13. As a result of these dispositions, these business units’ financial results were reclassified as discontinued operations for all periods presented.

The Company’s three and six months ended June 30, 2006 financial results were adjusted as follows:
Consolidated Statements of Operations
(Amounts in thousands, except per share data)

	For the three months ended
	June 30, 2006
	Previously	UK	Restatement
	reported	Transactions	Adjustments	Restated

Net sales	$92,080	$(7,402)	$—	$84,678
Cost of goods sold (A)	79,786	(6,456)	243	73,573

Gross profit	12,294	(946)	(243)	11,105
Selling, general and administrative expenses (B)	12,702	(1,464)	(191)	11,047
Severance, restructuring and related charges	71	—	—	71
(Gain) loss on sale of assets	(48)	—	—	(48)

Operating loss	(431)	518	(52)	35
Gain on SESCO joint venture transaction (C)	—	—	563	563
Interest expense (C)	(1,743)	—	(32)	(1,775)
Other, net	83	(5)	—	78

Loss from continuing operations before provision for income taxes	(2,091)	513	479	(1,099)
Provision for income taxes from continuing operations	(406)	106	—	(300)

Loss from continuing operations	(2,497)	619	479	(1,399)
Loss from operations of discontinued businesses (net of tax) (C)	545	(619)	(431)	(505)
Gain on sale of discontinued businesses (net of tax)(C)	70	—	(100)	(30)

Loss before cumulative effect of a change in accounting principle	(1,882)	—	(52)	(1,934)
Cumulative effect of a change in accounting principle (net of tax)	—	—	—	—

Net loss	$(1,882)	$—	$(52)	$(1,934)

Loss per share of common stock — Basic and diluted
Loss from continuing operations	$(0.31)			$(0.17)
Discontinued operations	0.07			(0.07)
Cumulative effect of a change in accounting principle	—			—

Net loss	$(0.24)			$(0.24)

Consolidated Statements of Operations
(Amounts in thousands, except per share data)

	For the six months ended
	June 30, 2006
	Previously	UK	Restatement
	reported	Transactions	Adjustments	Restated

Net sales	$172,335	$(15,841)	$—	$156,494
Cost of goods sold (A)	149,222	(13,391)	389	136,220

Gross profit	23,113	(2,450)	(389)	20,274
Selling, general and administrative expenses (B)	25,809	(2,882)	(383)	22,544
Severance, restructuring and related charges	853	—	—	853
(Gain) loss on sale of assets	54	—	—	54

Operating loss	(3,603)	432	(6)	(3,177)
Gain on SESCO joint venture transaction (C)	—	—	563	563
Interest expense (C)	(3,483)	—	(63)	(3,546)
Other, net	420	(5)	—	415

Loss from continuing operations before provision for income taxes	(6,666)	427	494	(5,745)
Provision for income taxes from continuing operations	(658)	194	—	(464)

Loss from continuing operations	(7,324)	621	494	(6,209)
Loss from operations of discontinued businesses (net of tax) (C)	337	(621)	(400)	(684)
Gain on sale of discontinued businesses (net of tax) (C)	70	—	(100)	(30)

Loss before cumulative effect of a change in accounting principle	(6,917)	—	(6)	(6,923)
Cumulative effect of a change in accounting principle (net of tax)	(756)	—	—	(756)

Net loss	$(7,673)	$—	$(6)	$(7,679)

Loss per share of common stock — Basic and diluted
Loss from continuing operations	$(0.92)			$(0.78)
Discontinued operations	0.05			(0.09)
Cumulative effect of a change in accounting principle	(0.09)			(0.09)

Net loss	$(0.96)			$(0.96)

Consolidated Statements of Cash Flows
(Amounts in thousands, except per share data)

	For the six months ended
	June 30, 2006
	Previously	UK	Restatement
	reported	Transactions	Adjustments	Restated
Cash flows from operating activities:
Net loss	$(7,673)		(6)	(7,679)
(Income) loss from operations of discontinued business (C)	(407)	621	500	714

Loss from continuing operations	(8,080)	621	494	(6,965)
Cumulative effect of a change in accounting principle	756			756
Depreciation and amortization	5,191	(864)		4,327
Write-off and amortization of debt issuance costs	582			582
Stock option expense	371			371
Loss on sale of assets	54			54

	(1,126)	(243)	494	(875)

Changes in operating assets and liabilities:
Accounts receivable	10,640	(962)		9,678
Inventories (A)	2,545	265	389	3,199
Other assets	19	678		697
Accounts payable	(13,576)	787		(12,789)
Accrued expenses (C)	559	197	(700)	56
Other, net (B)(C)	(2,733)	(1,158)	(483)	(4,374)

	(2,546)	(193)	(794)	(3,533)

Net cash used in continuing operations	(3,672)	(436)	(300)	(4,408)
Net cash (used in) provided by discontinued operations (C)	(520)	436	300	216

Net cash used in operating activities	(4,192)	—	—	(4,192)

Cash flows from investing activities:
Capital expenditures of continuing operations	(1,857)	169		(1,688)
Proceeds from sale of assets (C)	238		100	338

Net cash used in continuing operations	(1,619)	169	100	(1,350)
Net cash provided by discontinued operations (C)	2,542	(169)	(100)	2,273

Net cash provided by investing activities	923	—	—	923

Cash flows from financing activities:
Net (repayments) borrowings on revolving loans	6,835			6,835
Decrease in book overdraft	(4,315)			(4,315)
Repayments of term loans	(2,609)			(2,609)
Direct costs associated with debt facilities	(166)			(166)
Repurchases of common stock	(75)			(75)
Proceeds from the exercise of stock options	147			147

Net cash used in financing activities	(183)	—	—	(183)

Effect of exchange rate changes on cash and cash equivalents	(404)			(404)

Net decrease in cash and cash equivalents	(3,856)	—	—	(3,856)
Cash and cash equivalents, beginning of period	8,421			8,421

Cash and cash equivalents, end of period	$4,565	$—	$—	$4,565

Supplemental disclosure of non-cash investing activities:
Note receivable from sale of discontinued operations	$1,200			$1,200

(2) Significant Accounting Policies
Consolidation Policy and Basis of Presentation
The condensed consolidated financial statements include the accounts of Katy Industries, Inc. and subsidiaries in which it has a greater than 50% interest, collectively “Katy” or the Company. All significant intercompany accounts, profits and transactions have been eliminated in consolidation. Investments in affiliates which do not meet the criteria of a variable interest entity, and which are not majority owned but the Company exercises significant influence, are reported using the equity method. The condensed consolidated financial statements at June 30, 2007 and December 31, 2006 and for the three and six month periods ended June 30, 2007 and June 30, 2006 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial condition and results of operations of the Company. Interim results may not be indicative of results to be realized for the entire year. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2006. The year-end condensed balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States.
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
Inventories
The components of inventories are as follows (amounts in thousands):

	June 30,	December 31,
	2007	2006
Raw materials	$16,209	$14,777
Work in process	766	613
Finished goods	55,702	47,230
Inventory reserves	(4,942)	(3,905)
LIFO reserve	(3,759)	(3,735)

	$63,976	$54,980

At June 30, 2007 and December 31, 2006, approximately 21% and 23%, respectively, of Katy’s inventories were accounted for using the last-in, first-out (“LIFO”) method of costing, while the remaining inventories were accounted for using the first-in, first-out (“FIFO”) method. Current cost, as determined using the FIFO method, exceeded LIFO cost by $3.8 million and $3.7 million at June 30, 2007 and December 31, 2006, respectively.
Property, Plant and Equipment
Property and equipment are stated at cost and depreciated over their estimated useful lives: buildings (10-40 years) using the straight-line method; machinery and equipment (3-20 years) using the straight-line method; tooling (5 years) using the straight-line method; and leasehold improvements using the straight-line method over the remaining lease period or useful life, if shorter. Costs for repair and maintenance of machinery and equipment are expensed as incurred, unless the result significantly increases the useful life or functionality of the asset, in which case capitalization is considered. Depreciation expense from continuing operations was $1.9 million and $3.8 million, and $2.0 million and $4.0 million for the three and six month periods ended June 30, 2007 and 2006, respectively.

Stock Options and Other Stock Awards
On January 1, 2006, the Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 123R, Share-Based Payment (“SFAS No. 123R”), which sets accounting requirements for “share-based” compensation to employees, requires companies to recognize the grant date fair value of stock options and other equity-based compensation issued to employees and disallows the use of intrinsic value method of accounting for stock compensation. The Company has adopted SFAS No. 123R using the modified prospective method. Under this method, compensation cost recognized during the three and six month periods ended June 30, 2007 includes: a) compensation cost for all stock options granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with SFAS No. 123R amortized over the options’ vesting period and b) compensation cost for outstanding stock appreciation rights based on the June 30, 2007 fair value estimated in accordance with SFAS No. 123R. Compensation cost recognized during the three and six month periods ended June 30, 2006 includes: a) compensation cost for all stock options granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with SFAS No. 123R amortized over the options’ vesting period; b) compensation cost for stock appreciation rights granted prior to, but vested as of January 1, 2006, based on the January 1, 2006 fair value estimated in accordance with SFAS No. 123R; and c) compensation cost for outstanding stock appreciation rights as of June 30, 2006 based on the June 30, 2006 fair value estimated in accordance with SFAS No. 123R.
The following table shows total compensation (income) expense included in the Condensed Consolidated Statements of Operations for the three and six month periods ended June 30, 2007 and 2006:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
Selling, general and administrative expense	$(142)	$(462)	$(227)	$27
Cumulative effect of a change in accounting principle	—	—	—	756

	$(142)	$(462)	$(227)	$783

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

Expected term (years)	5.3 — 6.5
Volatility	53.8% — 57.6%
Risk-free interest rate	3.98% — 4.48%
The fair value for stock appreciation rights, a liability award, was estimated at the effective date of SFAS No. 123R, and June 30, 2007 and 2006, using a Black-Scholes option pricing model. The Company estimated the expected term to be equal to the average between the minimum and maximum lives expected for each award. In addition, the Company estimated volatility by considering its historical stock volatility over a term comparable to the remaining expected life of each award. The risk-free interest rate was the current yield available on U.S. treasury rates with issues with a remaining term equal in term to each award. The Company estimates forfeitures using historical results. Its estimates of forfeitures will be adjusted over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from their estimate. The assumptions for expected term, volatility and risk-free rate are presented in the table below:

	June 30,	June 30,
	2007	2006
Expected term (years)	0.1 — 5.0	0.2 — 6.0
Volatility	58.4% — 66.4%	49.8% — 63.4%
Risk-free interest rate	4.28% — 4.92%	4.54% — 5.13%

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
The agreement has an effective date of August 17, 2005 and a termination date of August 17, 2007 with a notional amount of $25.0 million in the first year declining to $15.0 million in the second year. The Company is hedging its variable LIBOR-based interest rate for a fixed interest rate of 4.49% for the term of the swap agreement to protect the Company from potential interest rate increases. The Company has designated its benchmark variable LIBOR-based interest rate on a portion of the Bank of America Credit Agreement as a hedged item under a cash flow hedge. In accordance with SFAS No. 133, the Company recorded an asset of $30 thousand on its balance sheet at June 30, 2007, with changes in fair market value included in other comprehensive income.
The Company reported no gain or loss for the three and six months ended June 30, 2007, as a result of any hedge ineffectiveness. Future changes in this swap arrangement, including termination of the agreement, may result in a reclassification of any gain or loss reported in other comprehensive income into earnings as an adjustment to interest expense.
Details regarding the swap as of June 30, 2007 are as follows (amounts in thousands):

Notional Amount	Maturity	Rate Paid	Rate Received	Fair Value (2)
$15,000	August 17, 2007	4.49%	LIBOR (1)	$30

(1)	LIBOR rate is determined on the 23rd of each month and continues up to and including the maturity date.

(2)	The fair value is the mark-to-market value.
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
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 permits entities to elect to measure many financial instruments and certain other items at fair value, with unrealized gains and losses related to these financial instruments reported in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact this statement may have in its future financial statements.

(4) Intangible Assets
Following is detailed information regarding Katy’s intangible assets (amounts in thousands):

	June 30,			December 31,
	2007			2006
	Gross	Accumulated	Net Carrying	Gross	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Patents	$1,623	$(1,145)	$478	$1,511	$(1,065)	$446
Customer lists	10,231	(8,155)	2,076	10,454	(8,111)	2,343
Tradenames	5,054	(2,371)	2,683	5,612	(2,345)	3,267
Other	441	(441)	—	441	(62)	379

Total	$17,349	$(12,112)	$5,237	$18,018	$(11,583)	$6,435

All of Katy’s intangible assets are definite long-lived intangibles. Katy recorded amortization expense on intangible assets of continuing operations of $0.2 million and $0.3 million, and $0.2 million and $0.3 million for the three and six month periods ended June 30, 2007 and 2006, respectively. The three and six month periods ended June 30, 2007 includes a write-off of other intangible assets for approximately $0.4 million associated with the impairment of the Washington, Georgia leased facility. Estimated aggregate future amortization expense related to intangible assets is as follows (amounts in thousands):

2007 (remainder)	$278
2008	552
2009	517
2010	469
2011	434
2012	405
Thereafter	2,582

$5,237

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

(6) Indebtedness
Long-term debt consists of the following (amounts in thousands):

	June 30,	December 31,
	2007	2006

Term loan payable under Bank of America Credit Agreement, interest based on LIBOR and Prime Rates (8.13% - 9.25%), due through 2009	$11,292	$12,992
Revolving loans payable under the Bank of America Credit Agreement, interest based on LIBOR and Prime Rates (7.88% - 9.00%)	37,597	43,879

Total debt	48,889	56,871
Less revolving loans, classified as current (see below)	(37,597)	(43,879)
Less current maturities	(1,500)	(1,125)

Long-term debt	$9,792	$11,867

Aggregate remaining scheduled maturities of the Term Loan as of June 30, 2007 are as follows (amounts in thousands):

2007	$750
2008	1,500
2009	9,042

$11,292

On April 20, 2004, the Company completed a refinancing of its outstanding indebtedness (the “Refinancing”) and entered into a new agreement with Bank of America Business Capital (the “Bank of America Credit Agreement”). The current Bank of America Credit Agreement, as amended, is a $93.0 million facility with a $13.0 million term loan (“Term Loan”) and an $80.0 million revolving credit facility (“Revolving Credit Facility”). The Bank of America Credit Agreement is an asset-based lending agreement and involves a syndicate of four banks.
The Revolving Credit Facility has an expiration date of April 20, 2009 and its borrowing base is determined by eligible inventory and accounts receivable. Unused borrowing availability on the Revolving Credit Facility was $13.1 million at June 30, 2007. All extensions of credit under the Bank of America Credit Agreement are collateralized by a first priority security interest in and lien upon the capital stock of each material domestic subsidiary (65% of the capital stock of each material foreign subsidiary), and all present and future assets and properties of Katy. The Term Loan also has a final maturity date of April 20, 2009 with quarterly payments of $0.4 million, as amended and beginning April 1, 2007. A final payment of $8.7 million is scheduled to be paid in April 2009. The Term Loan is collateralized by the Company’s property, plant and equipment.
The Company’s borrowing base under the Bank of America Credit Agreement is reduced by the outstanding amount of standby and commercial letters of credit. Vendors, financial institutions and other parties with whom the Company conducts business may require letters of credit in the future that either (1) do not exist today or (2) would be at higher amounts than those that exist today. Currently, the Company’s largest letters of credit relate to our casualty insurance programs. At June 30, 2007, total outstanding letters of credit were $6.2 million.
On March 8, 2007 the Company obtained the Eighth Amendment to the Bank of America Credit Agreement. The Eighth Amendment eliminated the Fixed Charge Coverage Ratio for the remaining life of the debt agreement and requires the Company to maintain a minimum level of availability (eligible collateral base less outstanding borrowings and letters of credit) such that its eligible collateral must exceed the sum of its outstanding borrowings and letters of credit by at least $5.0 million from the effective date of the Eighth Amendment through September 29, 2007 and by $7.5 million from that point through December 2007. Thereafter, the Company is required to maintain a minimum level of availability such that eligible collateral must exceed the sum of its outstanding borrowings and letters of credit by at least $5.0 million for the first three quarters of the year and $7.5 million for the fourth quarter. In addition, the Company reduced its Revolving Credit Facility from $90.0 million to $80.0 million.

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
Effective since April 2005, interest rate margins have been set at the largest margins set forth in the Bank of America Credit Agreement, 275 basis points over applicable LIBOR rates for Revolving Credit Facility borrowings and 300 basis points over LIBOR for borrowings under the Term Loan. In accordance with the Bank of America Credit Agreement, margins on the Term Loan will drop an additional 25 basis points if the balance of the Term Loan is reduced below $10.0 million. Interest accrues at higher margins on prime rates for swing loans, the amounts of which were nominal at June 30, 2007.
Effective August 17, 2005, the Company entered into a two-year interest rate swap on a notional amount of $25.0 million in the first year and $15.0 million in the second year. The purpose of the swap was to limit the Company’s exposure to interest rate increases on a portion of the Revolving Credit Facility over the two-year term of the swap. The fixed interest rate under the swap at June 30, 2007 and over the life of the agreement is 4.49%.
All of the debt under the Bank of America Credit Agreement is re-priced to current rates at frequent intervals. Therefore, its fair value approximates its carrying value at June 30, 2007. For the three and six month periods ended June 30, 2007 and 2006, the Company had amortization of debt issuance costs, included within interest expense, of $0.3 million and $0.9 million, and $0.3 million and $0.6 million, respectively. Included in amortization of debt issuance costs is approximately $0.3 million for the six month period ended June 30, 2007 of debt issuance costs written off due to the reduction in the Revolving Credit Facility on March 8, 2007. In addition, the Company incurred $0.1 million and $0.2 million associated with amending the Bank of America Credit Agreement, as discussed above, for the six month periods ended June 30, 2007 and 2006, respectively.
The Revolving Credit Facility under the Bank of America Credit Agreement requires lockbox agreements which provide for all receipts to be swept daily to reduce borrowings outstanding. These agreements, combined with the existence of a material adverse effect (“MAE”) clause in the Bank of America Credit Agreement, caused the Revolving Credit Facility to be classified as a current liability, per guidance in the Emerging Issues Task Force Issue No. 95-22, Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement. The Company does not expect to repay, or be required to repay, within one year, the balance of the Revolving Credit Facility classified as a current liability. The MAE clause, which is a typical requirement in commercial credit agreements, allows the lenders to require the loan to become due if they determine there has been a material adverse effect on the Company’s operations, business, properties, assets, liabilities, condition, or prospects. The classification of the Revolving Credit Facility as a current liability is a result only of the combination of the lockbox agreements and MAE clause. The Revolving Credit Facility does not expire or have a maturity date within one year, but rather has a final expiration date of April 20, 2009. The lender had not notified the Company of any indication of a MAE at June 30, 2007, and the Company was not in default of any provision of the Bank of America Credit Agreement at June 30, 2007.
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

Information regarding the Company’s net periodic benefit cost for pension and other postretirement benefit plans for the three and six month periods ended June 30, 2007 and 2006 is as follows (amounts in thousands):

	Pension Benefits
	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
Components of net periodic benefit cost:
Service cost	$1	$2	$3	$4
Interest cost	23	22	46	44
Expected return on plan assets	(24)	(22)	(48)	(44)
Amortization of net loss	15	14	28	28

Net periodic benefit cost	$15	$16	$29	$32

	Other Benefits
	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
Components of net periodic benefit cost:
Interest cost	$50	$36	$101	$72
Amortization of prior service cost	22	14	44	28
Amortization of net loss	4	10	8	20

Net periodic benefit cost	$76	$60	$153	$120

Required contributions to the pension plans for 2007 are $10 thousand and Katy made contributions of $35 thousand during the first quarter of 2007.
(8) Stock Incentive Plans
Stock Options
The following table summarizes stock option activity under each of the Company’s applicable plans:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Options	Price	Life	(in thousands)

Outstanding at December 31, 2006	1,718,000	$3.66

Granted	—	$0.00
Exercised	—	$0.00
Expired	(6,000)	$16.13
Cancelled	(76,600)	$3.51

Outstanding at June 30, 2007	1,635,400	$3.62	6.30 years	$—

Vested and Exercisable at June 30, 2007	1,265,400	$3.90	5.80 years	$—

As of June 30, 2007, total unvested compensation expense associated with stock options amounted to $0.2 million and is being amortized on a straight-line basis over the respective option’s vesting period. The weighted average period in which the above compensation cost will be recognized is 0.83 years as of June 30, 2007.

Stock Appreciation Rights
The following table summarizes SARs activity under each of the Company’s applicable plans:

Non-Vested at December 31, 2006	53,434

Granted	6,000
Vested	(42,768)
Cancelled	(3,333)

Non-Vested at June 30, 2007	13,333

Total Outstanding at June 30, 2007	740,081

For the three and six month periods ended June 30, 2007 and 2006, total compensation (income) expense associated with stock appreciation rights amounted to approximately ($0.2) million and ($0.4) million, and ($0.6) million and $0.4 million, respectively.
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
Included in the balance at June 30, 2007 are $1.8 million of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would have accelerated the payment of cash to the taxing authority to an earlier period.
The Company recognizes interest and penalties accrued related to the unrecognized tax benefits in the provision for income taxes. During the three and six month periods ended June 30, 2007, the Company recognized an insignificant amount in interest and penalties. The Company had approximately $0.4 million for the payment of interest and penalties accrued at June 30, 2007.
The Company believes that it is reasonably possible that the total amount of unrecognized tax benefits will change within twelve months of the date of adoption. The Company has certain tax return years subject to statutes of limitation which will close within twelve months of the date of adoption. Unless challenged by tax authorities, the closure of those statutes of limitation is expected to result in the recognition of uncertain tax positions in the amount of $0.6 million. The Company has uncertain tax positions relating to transfer pricing practices and filings in certain jurisdictions, none of which are currently under examination.
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
As of June 30, 2007 and December 31, 2006, the Company had deferred tax assets, net of deferred tax liabilities and valuation allowances, of $1.1 million and $1.0 million, respectively. Domestic net operating loss (“NOL”) carry forwards comprised $35.3 million of the deferred tax assets for both periods. Katy’s history of operating losses in many of its taxing jurisdictions provides significant negative evidence with respect to the Company’s ability to generate future taxable income, a requirement in order to recognize deferred tax assets on the Condensed Consolidated Balance Sheets. For this reason, the Company was unable to conclude at June 30, 2007 and December 31, 2006 that NOLs and other deferred tax assets in the United States and certain unprofitable foreign jurisdictions would be utilized in the future. As a result, valuation allowances for these entities were recorded as of such dates for the full amount of deferred tax assets, net of the amount of deferred tax liabilities.

The provision for income taxes for the three and six month periods ended June 30, 2007 and 2006 reflects current expense for state and foreign income taxes. Tax benefits were not recorded on the pre-tax net loss for the three and six month periods ended June 30, 2007 and 2006 as valuation allowances were recorded related to deferred tax assets created as a result of operating losses in the United States and certain foreign jurisdictions. As a result of accumulated operating losses in those jurisdictions, the Company has concluded that it was more likely than not that such benefits would not be realized.
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

B. Sterling Fluid Systems (USA) has tendered over 2,276 cases pending in Michigan, New Jersey, New York, Illinois, Nevada, Mississippi, Wyoming, Louisiana, Georgia, Massachusetts and California to the Company for defense and indemnification. With respect to one case, Sterling has demanded that Katy indemnify it for a $200,000 settlement. Sterling bases its tender of the complaints on the provisions contained in a 1993 Purchase Agreement between the parties whereby Sterling purchased the LaBour Pump business and other assets from the Company. Sterling has not filed a lawsuit against Katy in connection with these matters.
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
C. LaBour Pump Company, a former subsidiary of the Company, has been named as a defendant in over 379 similar cases in New Jersey. These cases have also been tendered by Sterling. The Company has elected to defend these cases, many of which have been dismissed or settled for nominal sums.
While the ultimate liability of the Company related to the asbestos matters above cannot be determined at this time, the Company has recorded and accrued amounts that it deems reasonable for prospective liabilities with respect to this matter.
Non-Environmental Litigation — Banco del Atlantico, S.A.
Banco del Atlantico, S.A. v. Woods Industries, Inc., et al. Civil Action No. L-96-139 (now 1:03-CV-1342-LJM-VSS, U.S. District Court, Southern District of Indiana, appeal docketed, United States Court of Appeals for the Seventh Circuit, Appeal No. 07-2238). Plaintiffs’ claims against Woods Industries, Inc. (“Woods”) were dismissed by order of the District Court dated April 9, 2007. Plaintiffs have filed an appeal with the Seventh Circuit Court of Appeals, however. In addition, certain disputes remain among Woods, Katy, and certain of Woods’ codefendants.
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

On April 9, 2007, while the parties’ summary judgment motions were still being briefed, the Court granted Defendants’ motion for sanctions and dismissed all of Plaintiffs’ claims with prejudice. The Court’s dismissal order dismisses all claims against Woods.
Plaintiffs have filed an appeal with the Seventh Circuit. Plaintiffs’ opening brief in its appeal was timely filed, after extension, on July 16, 2007. Defendants’ brief(s) are due on August 15, 2007, and Plaintiffs are entitled to a reply thereafter. Plaintiffs’ claims as originally pled sought damages in excess of $24.0 million, requested that the Court void certain asset sales as purported “fraudulent transfers” (including the 1993 Woods Wire Products, Inc./Woods asset sale), and treble damages for some or all of their claims. Katy may have recourse against the former owners of Woods and others for, among other things, violations of covenants, representations and warranties under the purchase agreement through which Katy acquired Woods, and under state, federal and common law. Woods may also have indemnity claims against the former officers and directors. In addition, there is a dispute with the former owners of Woods regarding the final disposition of amounts withheld from the purchase price, which may be subject to further adjustment as a result of the claims by Plaintiffs. The extent or limit of any such adjustment cannot be predicted at this time.
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
(11) Industry Segment Information
The Company is organized into two operating segments: Maintenance Products and Electrical Products. The activities of the Maintenance Products Group include the manufacture and distribution of a variety of commercial cleaning supplies and consumer home products. The Electrical Products Group is a marketer and distributor of consumer electrical corded products. For all periods presented, information for the Maintenance Products Group excludes amounts related to the Metal Truck Box business unit, the United Kingdom consumer plastics business unit, and the Contico Manufacturing, Ltd. (“CML”) business unit, as the units are classified as discontinued operations as discussed further in Note 13. The following table sets forth information by segment (amounts in thousands):

			Three months ended June 30,		Six months ended June 30,
			2007	2006	2007	2006
				As Restated,		As Restated,
				see Note 1		see Note 1
Maintenance Products Group
Net external sales			$49,972	$50,932	$95,524	$96,903
Operating income			1,369	94	2,193	782
Operating margin			2.7%	0.2%	2.3%	0.8%
Depreciation and amortization			1,902	1,893	3,734	3,793
Capital expenditures			1,060	799	2,039	1,339

Electrical Products Group
Net external sales			$31,562	$33,746	$76,057	$59,591
Operating income (loss)			617	1,922	(743)	1,981
Operating margin (deficit)			2.0%	5.7%	(1.0%)	3.3%
Depreciation and amortization			168	223	333	462
Capital expenditures			92	173	205	336

Total
Net external sales	—	Operating segments	$81,534	$84,678	$171,581	$156,494

		Total	$81,534	$84,678	$171,581	$156,494

Operating income (loss)	—	Operating segments	$1,986	$2,016	$1,450	$2,763
	—	Unallocated corporate	(1,662)	(1,958)	(4,328)	(5,033)
	—	Severance, restructuring,
		and related charges	(2,402)	(71)	(2,646)	(853)
	—	(Loss) gain on sale of assets	(1,691)	48	(1,571)	(54)

		Total	$(3,769)	$35	$(7,095)	$(3,177)

Depreciation and amortization	—	Operating segments	$2,070	$2,116	$4,067	$4,255
	—	Unallocated corporate	34	38	68	72

		Total	$2,104	$2,154	$4,135	$4,327

Capital expenditures	—	Operating segments	$1,152	$972	$2,244	$1,675
	—	Unallocated corporate	—	13	—	13
	—	Discontinued operations	52	56	90	169

		Total	$1,204	$1,041	$2,334	$1,857

			June 30,	December 31,
			2007	2006
Total assets	—	Maintenance Products Group	$88,986	$87,430
	—	Electrical Products Group	65,781	74,025
	—	Other [a]	2,217	14,389
	—	Unallocated corporate	4,165	6,850

		Total	$161,149	$182,694

[a]
Amounts shown as “Other” represent items associated with Sahlman Holding Company, Inc., the Company’s equity method investment in both periods. For December 31, 2006, the amount also includes the real estate holdings of the United Kingdom consumer plastics business unit, which is classified as an asset held for sale at December 31, 2006, and the assets of the CML business unit.

(12) Severance, Restructuring and Related Charges
Over the past several years, the Company has initiated several cost reduction and facility consolidation initiatives, resulting in severance, restructuring and related charges. Key initiatives were the consolidation of the St. Louis, Missouri manufacturing/distribution facilities, shutdown of both Woods US and Woods Canada manufacturing, as well as the consolidation of the Glit facilities. These initiatives resulted from the on-going strategic reassessment of the Company’s various businesses as well as the markets in which they operate.
A summary of charges by major initiative is as follows (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Consolidation of St. Louis manufacturing/distribution facilities	$693	$—	$882	$699
Consolidation of Glit facilities	1,709	—	1,728	—
Shutdown of Woods Canada manufacturing	—	—	36	—
Corporate office relocation	—	71	—	154

Total severance, restructuring and related charges	$2,402	$71	$2,646	$853

Consolidation of St. Louis manufacturing/distribution facilities — In 2002, the Company committed to a plan to consolidate the manufacturing and distribution of the four Continental Commercial Products, LLC (“CCP”) facilities in the St. Louis, Missouri area. Management believed that in order to implement a more competitive cost structure and combat competitive pricing pressure, the excess capacity at the Company’s four plastic molding facilities in this area would need to be eliminated. This plan was expected to be completed by the end of 2003; however, charges have been incurred past 2003 due to changes in assumptions in non-cancelable lease accruals. Charges in 2007 were for an adjustment to the non-cancelable lease accrual at the Hazelwood, Missouri facility due to changes in the subleasing assumptions. Charges in 2006 were for an adjustment to the non-cancelable lease accrual at the Hazelwood, Missouri facility due to the execution of a sublease on the property. Management believes that no further charges will be incurred for this activity, except for potential adjustments to non-cancelable lease liabilities as actual activity compares to assumptions made. Following is a rollforward of restructuring liabilities by type for the consolidation of St. Louis manufacturing/distribution facilities (amounts in thousands):

Contract
Termination
Costs [b]
Restructuring liabilities at December 31, 2006	$465
Additions	882
Payments	(321)

Restructuring liabilities at June 30, 2007	$1,026

Consolidation of Glit facilities — In 2002, the Company approved a plan to consolidate the manufacturing facilities of its Glit business unit in order to implement a more competitive cost structure. It was anticipated that this activity would begin in early 2003 and be completed by the end of the second quarter of 2004. Due to numerous operational issues, including management turnover and a small fire at the Wrens, Georgia facility, the completion of this consolidation was delayed. In 2007, the Company closed the Washington, Georgia facility and integrated its operation into Wrens, Georgia. Charges were incurred in 2007 associated with severance for terminations at the Washington, Georgia facility ($0.1 million), costs for the removal of equipment and cleanup of the Washington, Georgia facility ($0.1 million), the establishment of non-cancelable lease liabilities for the abandoned Washington, Georgia facility ($0.8 million), and other lease-related costs ($0.7 million). Other lease-related costs represent write-offs of leasehold improvements ($0.3 million) and a favorable lease intangible asset ($0.4 million) related to the Washington, Georgia facility. Management believes that no further charges will be incurred for this activity, except for potential adjustments to non-cancelable lease liabilities as actual activity compares to assumptions made. Following is a rollforward of restructuring liabilities by type for the consolidation of Glit facilities (amounts in thousands):

		One-time	Contract
		Termination	Termination
	Total	Benefits [a]	Costs [b]	Other [c]
Restructuring liabilities at December 31, 2006	$5	$—	$5	$—
Additions	1,728	69	1,512	147
Payments	(221)	(69)	(5)	(147)
Other	(751)	—	(751)	—

Restructuring liabilities at June 30, 2007	$761	$—	$761	$—

Shutdown of Woods Canada manufacturing — In 2003, the Company approved a plan to shut down the manufacturing operation in Toronto, Ontario and source substantially all of its products from Asia. Management believed that this action was necessary in order to implement a more competitive cost structure to combat pricing pressure by producers in Asia. In connection with this shutdown, the Company also anticipated the sale and leaseback of this facility, which would provide additional liquidity. In December 2003, Woods Canada closed this manufacturing facility in Toronto, Ontario, but was unable to complete the sale/leaseback transaction at that time. Accordingly, the charge for the non-cancelable lease accrual was recorded in the first quarter of 2004, upon the completion of the sale/leaseback transaction. The idle capacity was a direct result of the elimination of the manufacturing function from this facility. A portion of the facility was available for sublease at the time the accrual was established. Charges in 2007 were for an adjustment to the non-cancelable lease accruals. Management believes that no further charges will be incurred for this activity, except for potential adjustments to non-cancelable lease liabilities as actual activity compares to assumptions made. Following is a rollforward of restructuring liabilities by type for the shutdown of Woods Canada manufacturing (amounts in thousands):

Contract
Termination
Costs [b]
Restructuring liabilities at December 31, 2006	$491
Additions	36
Payments	(122)
Currency translation	39

Restructuring liabilities at June 30, 2007	$444

Corporate office relocation — In November 2005, the Company announced the closing of its corporate office in Middlebury, Connecticut, and the relocation of certain corporate functions to the CCP location in Bridgeton, Missouri, the outsourcing of other functions, and the move of the remaining functions to a new location in Arlington, Virginia. The amounts recorded in 2006 primarily relate to severance for employees at the Middlebury office. There was no activity for this initiative during the first half of 2007.
The table below details activity in restructuring reserves since December 31, 2006 (amounts in thousands):

		One-time	Contract
		Termination	Termination
	Total	Benefits [a]	Costs [b]	Other [c]
Restructuring liabilities at December 31, 2006	$961	$—	$961	$—
Additions	2,646	69	2,430	147
Payments	(664)	(69)	(448)	(147)
Currency translation and other	(712)	—	(712)	—

Restructuring liabilities at June 30, 2007 [d]	$2,231	$—	$2,231	$—

[a]	Includes severance, benefits, and other employee-related charges associated with the employee terminations.

[b]
Includes charges related to non-cancelable lease liabilities for abandoned facilities, net of potential sub-lease revenue. Total maximum potential amount of lease loss, excluding any sub-lease rentals, is $4.0 million as of June 30, 2007. The Company has included $1.8 million as an offset for sub-lease rentals.

[c]	Includes charges associated with equipment removal and cleanup of abandoned facility.

[d]
Katy expects to substantially complete its current restructuring programs in 2007. The remaining severance, restructuring and related charges for these initiatives are expected to be approximately $0.3 million.

The table below details activity in restructuring reserves by operating segment since December 31, 2006 (amounts in thousands):

		Maintenance	Electrical
		Products	Products
	Total	Group	Group
Restructuring liabilities at December 31, 2006	$961	$470	$491
Additions	2,646	2,610	36
Payments	(664)	(542)	(122)
Currency translation and other	(712)	(751)	39

Restructuring liabilities at June 30, 2007	$2,231	$1,787	$444

The table below summarizes the future obligations for severance, restructuring and other related charges by operating segment detailed above (amounts in thousands):

		Maintenance	Electrical
		Products	Products
	Total	Group	Group
2007	319	196	123
2008	562	311	251
2009	343	273	70
2010	298	298	—
2011	323	323	—
Thereafter	386	386	—

Total Payments	$2,231	$1,787	$444

(13) Discontinued Operations
Three of Katy’s operations have been classified as discontinued operations for the three and six month periods ended June 30, 2007 and 2006 in accordance with SFAS No. 144, Accounting for the Impairments or Disposal of Long Lived Assets (“SFAS No. 144”).
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
On June 6, 2007, the Company sold the CML business unit for gross proceeds of approximately $10.4 million. These proceeds were used to pay off related portions of the Term Loan and the Revolving Credit Facility. The Company recorded a gain of $7.1 million in the second quarter of 2007 in connection with this sale. Management and the board of directors determined that this business is not a core component of the Company’s long-term business strategy.

The Company did not separately identify the related assets and liabilities of the Metal Truck Box business unit, the United Kingdom consumer plastics business unit, and the CML business unit on the Condensed Consolidated Balance Sheets, except for the Asset Held for Sale. Following is a summary of the major asset and liability categories for the discontinued operations:

	June 30,	December 31,
	2007	2006

Current assets:
Accounts receivable, net	$—	$3,364
Inventories, net	—	2,947
Other current assets	—	152

	$—	$6,463

Non-current assets:
Intangibles, net	$—	$648
Property and equipment, net	—	661

	$—	$1,309

Current liabilities:
Accounts payable	$—	$1,777
Accrued expenses	—	2,590

	$—	$4,367

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
The historical operating results of the Metal Truck Box business unit, the United Kingdom consumer plastics business unit, and the CML business unit have been segregated as discontinued operations on the Condensed Consolidated Statements of Operations. Selected financial data for discontinued operations is summarized as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
		As Restated, See Note 1		As Restated, See Note 1

Net sales	$3,287	$10,504	$8,043	$22,584

Pre-tax profit (loss)	$183	$(399)	$404	$(490)

Pre-tax gain (loss) on sale of discontinued operations	$7,151	$(30)	$8,817	$(30)

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RESULTS OF OPERATIONS
Restatement of Prior Financial Information
As a result of accounting errors in our raw material inventory records, management and the Company’s Audit Committee determined on August 6, 2007 that the Company’s consolidated financial statements for the three and six months ended June 30, 2006 should no longer be relied upon. Our decision to restate our consolidated financial statements is based on facts obtained by management and the results of an internal investigation of the physical raw material inventory counting process at CCP. These procedures resulted in the identification of the overstatement of raw material inventory when completing the physical inventory. At the time of the physical inventories, the Company did not have sufficient controls in place to ensure that the accurate physical raw material inventory on hand was properly accounted for and reported in the proper period.

In addition, as part of the restatement, the Company will be recording additional items, certain of which were previously identified and determined to be immaterial. The impact of these additional items on net loss is approximately $0.2 million and $0.4 million for the three and six months ended June 30, 2006, respectively, which is allocated entirely to loss from continuing operations.
Refer to Note 1 of the Consolidated Financial Statements for additional discussion related to the effects of the restatement.
Three Months Ended June 30, 2007 versus Three Months Ended June 30, 2006

			As Restated, see Note 1
	2007		2006
	(Amounts in Millions, Except Per Share Data)

	$	% to Sales	$	% to Sales
Net sales	$81.5	100.0	$84.7	100.0
Cost of goods sold	71.6	87.8	73.6	86.9

Gross profit	9.9	12.2	11.1	13.1
Selling, general and administrative expenses	9.6	11.8	11.0	13.0
Severance, restructuring and related charges	2.4	2.9	0.1	0.1
Loss (gain) of sale of assets	1.7	2.1	—	(0.0)

Operating loss	(3.8)	(4.6)	—	0.0

Gain on SESCO joint venture transaction	—		0.6
Interest expense	(1.2)		(1.8)
Other, net	0.2		0.1

Loss from continuing operations before provision for income taxes	(4.8)		(1.1)
Provision for income taxes from continuing operations	(0.4)		(0.3)

Loss from continuing operations	(5.2)		(1.4)
Loss from operations of discontinued businesses (net of tax)	(0.2)		(0.5)
Gain on sale of discontinued businesses (net of tax)	7.2		—

Income (loss) before cumulative effect of a change in accounting principle	1.8		(1.9)
Cumulative effect of a change in accounting principle	—		—

Net income (loss)	$1.8		$(1.9)

Income (loss) per share of common stock — basic and diluted:

Loss from continuing operations	$(0.64)		$(0.17)
Discontinued operations	0.87		(0.07)
Cumulative effect of a change in accounting principle	—		—

Net income (loss)	$0.23		$(0.24)

Overview
Our consolidated net sales for the three month period ended June 30, 2007 decreased $3.2 million compared to the three month period ended June 30, 2006. The decline in net sales of 4% was comprised of lower volumes of 13% offset by higher pricing of 9%. Gross margins were 12.2% for the three month period ended June 30, 2007, a decrease of 0.9 percentage points compared to the three month period ended June 30, 2006. In 2007, higher raw material costs and our inability to recover these costs from customers within our Electrical Products Group, even though major price increases were implemented, adversely impacted gross margin levels. Selling, general and administrative expense (“SG&A”) as a percentage of sales decreased from 13.0% for the second quarter of 2006 to 11.8% for the second quarter of 2007, primarily due to the cost improvements implemented throughout the Company. The operating loss of ($3.8) million for the three month period ended June 30, 2007 was a decrease of $3.8 million from prior year, primarily due to the severance, restructuring and related charges and loss on the sale of assets incurred during 2007.
Results within both periods presented reflect activity of our discontinued business units: the Metal Truck Box business unit, the United Kingdom consumer plastics business unit, and the CML business unit, as discontinued operations. Overall, we reported net income of $1.8 million [$0.23 per share] for the three month period ended June 30, 2007, versus a net loss of ($1.9) million [($0.24) per share] in the same period of 2006.

Net Sales
Maintenance Products Group
Net sales from the Maintenance Products Group for the three month period ended June 30, 2007 of $50.0 million was comparable to the prior three month period’s net sales of $50.9 million. Overall, the decline of 2% was primarily due to lower volumes of 4% partially offset by higher pricing of 2%. Lower sales volume present for the business units selling into the janitorial markets were primarily offset by improved volume at our Glit business unit.
Higher pricing resulted from the implementation of selling price increases across the Maintenance Products Group, most of which took effect throughout 2006 and the first quarter of 2007. The implementation of price increases was in response to the accelerating cost of our primary raw materials, packaging materials, utilities and freight.
Electrical Products Group
The Electrical Products Group’s sales decreased from $33.7 million for the three month period ended June 30, 2006 to $31.5 million for the three month period ended June 30, 2007. The sales decrease of 7% was primarily the result of decreased volume of 26% partially offset by higher pricing of 19%. Lower volume resulted from the loss of certain product lines with certain customers as well as the timing of purchases made by a major customer. Multiple selling price increases were implemented throughout 2006 and 2007 to try to offset the rising cost of copper and polyvinyl chloride.
Operating Loss

	Three months ended June 30,
	(Amounts in Millions)
	2007		2006		Change
			As Restated, see
			Note 1
		%		%		%
	$	Margin	$	Margin	$	Margin
Maintenance Products Group	$1.4	2.7	$0.1	0.2	$1.3	2.5
Electrical Products Group	0.6	2.0	1.9	5.7	(1.3)	(3.7)
Unallocated corporate expense	(1.7)		(1.9)		0.2

	0.3	0.4	0.1	0.1	0.2	0.3

Severance, restructuring and related charges	(2.4)		(0.1)		(2.3)
(Loss) gain on sale of assets	(1.7)		—		(1.7)

Operating loss	$(3.8)	(4.6)	$0.0	0.0	$(3.8)	(4.6)

Maintenance Products Group
The Maintenance Products Group’s operating income improved from $0.1 million (0.2% of net sales) during the three month period ended June 30, 2006 to $1.4 million (2.7% of net sales) for the three month period ended June 30, 2007. Price increases noted above, lower resin costs and cost reductions in the selling and administrative expenses have positively impacted operating results, even with lower net sales.
Electrical Products Group
The Electrical Products Group’s operating income decreased from $1.9 million (5.7% of net sales) for the three month period ended June 30, 2006 to $0.6 million (2.0% of net sales) for the three month period ended June 30, 2007. The decrease in profitability was primarily due to the increased costs of copper, our primary raw material, and our inability to recover all of these cost increases from customers. For the three month period ended June 30, 2007, operating income includes a $1.3 million reserve reduction as a result of the favorable recovery of inventory sold associated with the net realizable value of obsolete inventory. The adjustment partially offsets a first quarter negative adjustment of approximately $2.4 million.

Corporate
Corporate operating expenses decreased from $1.9 million in the three month period ended June 30, 2006 to $1.7 million in three month period ended June 30, 2007 principally due to lower health and general liability insurance.
Severance, Restructuring and Related Charges
Operating results for the Company during the three month period ended June 30, 2007 and 2006 were impacted by severance, restructuring and related charges of $2.4 million and $0.1 million, respectively. Charges in 2007 related to changes in lease assumptions for the Hazelwood abandoned facility. In addition, the Company incurred severance, restructuring and related charges with the closure of the Washington, Georgia facility for the impairment of assets and costs associated with the abandoned facility. Charges in 2006 related to the severance and other costs associated with the relocation of the corporate headquarters.
Other Items
On June 27, 2006, the Company and Montenay amended the partnership interest purchase agreement in order to allow the Company to completely exit from the SESCO operations and related obligations. In addition, Montenay became the guarantor under the loan obligation for the IRBs. Montenay purchased the Company’s limited partnership interest for $0.1 million and a reduction of approximately $0.6 million in the face amount due to Montenay as agreed upon in the original partnership agreement. In addition, Montenay removed the Company as the performance guarantor under the service agreement. As a result of the above transaction, the Company recorded a gain of $0.4 million within continuing operations during the three months ended June 30, 2006 given the reduction in the face amount due to Montenay as agreed upon in the original partnership interest purchase agreement. In addition, the Company recorded a gain on the sale of the partnership interest of approximately $0.1 million as reflected within continuing operations.
Interest expense decreased by $0.6 million in the second quarter of 2007 compared to the same period of 2006, primarily as a result of lower levels of outstanding borrowings. In addition, interest expense of approximately $0.4 million was allocated to discontinued operations for the three months ended June 30, 2007.
The provision for income taxes for the three month period ended June 30, 2007 and 2006 reflects a current expense for state income taxes and foreign income taxes. Tax benefits were not recorded on pre-tax net loss for the second quarter of 2007 and 2006 as valuation allowances were recorded related to deferred tax assets created as a result of operating losses in the United States and certain foreign jurisdictions.
With the sale of the Metal Truck Box business unit, the United Kingdom consumer plastics business unit, and the CML business unit, all activity associated with these units are classified as a discontinued operation. Loss from operations for these business units was approximately ($0.2) million in 2007 compared to an operating loss of $0.5 million in 2006. The three month period ended June 30, 2007 includes a $7.2 million gain on the sale of the CML business unit. The three month period ended June 30, 2006 includes a $30 thousand loss on the sale of the Metal Truck Box business unit.

Six Months Ended June 30, 2007 versus Six Months Ended June 30, 2006

			As Restated, see Note 1
	2007		2006
	(Amounts in Millions, Except Per Share Data)

	$	% to Sales	$	% to Sales
Net sales	$171.6	100.0	$156.5	100.0
Cost of goods sold	154.4	90.0	136.2	87.0

Gross profit	17.2	10.0	20.3	13.0
Selling, general and administrative expenses	20.1	11.7	22.5	14.4
Severance, restructuring and related charges	2.6	1.5	0.9	0.6
Loss of sale of assets	1.6	0.9	0.1	0.0

Operating loss	(7.1)	(4.1)	(3.2)	(2.0)

Gain on SESCO joint venture transaction	—		0.6
Interest expense	(3.1)		(3.5)
Other, net	0.2		0.4

Loss from continuing operations before provision for income taxes	(10.0)		(5.7)
Provision for income taxes from continuing operations	(0.8)		(0.5)

Loss from continuing operations	(10.8)		(6.2)
Income (loss) from operations of discontinued businesses (net of tax)	—		(0.7)
Gain on sale of discontinued businesses (net of tax)	8.8		—

Loss before cumulative effect of a change in accounting principle	(2.0)		(6.9)
Cumulative effect of a change in accounting principle (net of tax)	—		(0.8)

Net loss	$(2.0)		$(7.7)

Loss per share of common stock — basic and diluted:

Loss from continuing operations	$(1.35)		$(0.78)
Discontinued operations	1.10		(0.09)
Cumulative effect of a change in accounting principle	—		(0.09)

Net loss	$(0.25)		$(0.96)

Overview
Our consolidated net sales for the six month period ended June 30, 2007 increased $15.0 million compared to the six month period ended June 30, 2006. The increase in net sales of 10% was comprised of higher volumes of 1% and higher pricing of 9%. Gross margins were 10.0% for the six month period ended June 30, 2007; a decrease of 3.0 percentage points compared to the six month period ended June 30, 2006. In 2007, higher raw material costs and our inability to recover these costs from customers within our Electrical Products Group, even though major price increases were implemented, adversely impacted gross margin levels but not to the extent incurred in the first quarter of 2007. SG&A as a percentage of sales decreased from 14.4% for the first six months of 2006 to 11.7% for the first six months of 2007 as a result of lower Corporate costs as well as the impact of cost reductions within the operating units. The operating loss increased by $3.9 million to ($7.1) million, primarily due to severance, restructuring and related charges and loss on sale of assets incurred during 2007.
Results within both periods presented reflect the activity of our discontinued business units: the Metal Truck Box business unit, the United Kingdom consumer plastics business unit, and the CML business unit, as discontinued operations. During the six month period ended June 30, 2006, we reported a cumulative effect of a change in accounting principle of ($0.8) million [($0.09) per share] associated with the adoption, effective January 1, 2006, of SFAS No. 123R. Overall, we reported a net loss of ($2.0) million [($0.25) per share] for the six month period ended June 30, 2007, versus a net loss of ($7.7) million [($0.96) per share] in the same period of 2006.

Net Sales
Maintenance Products Group
Net sales from the Maintenance Products Group decreased from $96.9 million during the six month period ended June 30, 2006 to $95.5 million during the six month period ended June 30, 2007. Overall, this decline of 1% was primarily due to lower volumes of 3% partially offset by higher pricing of 2%. Activity within the business units selling into the janitorial markets were the primary reasons for the volume shortfall for the six months ended June 30, 2007.
Higher pricing resulted from the implementation of selling price increases across the Maintenance Products Group, which took effect throughout 2006 and the first quarter of 2007, with the most significant increases in the domestic business units. The implementation of price increases was in response to the accelerating cost of our primary raw materials, packaging materials, utilities and freight.
Electrical Products Group
The Electrical Products Group’s sales increased from $59.6 million for the six month period ended June 30, 2006 to $76.0 million for the six month period ended June 30, 2007. The sales increase of 28% was primarily the result of higher volume of 8% and higher pricing of 20%. Volume in 2007 at Woods US was positively impacted by activity with its major customer in the first quarter. Sales in 2006 were adversely impacted by the absence of activity given the inventory positions of certain customers and the related reduced orders. Multiple selling price increases were implemented throughout 2006 and 2007 to try to offset the rising cost of copper and polyvinyl chloride.
Operating Loss

	Six months ended June 30,
	(Amounts in Millions)
	2007		2006		Change
			As Restated, see
			Note 1
		%		%		%
	$	Margin	$	Margin	$	Margin
Maintenance Products Group	$2.2	2.3	$0.8	0.8	$1.4	1.5
Electrical Products Group	(0.8)	(1.0)	2.0	3.3	(2.8)	(4.3)
Unallocated corporate expense	(4.3)		(5.0)		0.7

	(2.9)	(1.7)	(2.2)	(1.5)	(0.7)	(0.2)

Severance, restructuring and related charges	(2.6)		(0.9)		(1.7)
Loss on sale of assets	(1.6)		(0.1)		(1.5)

Operating loss	$(7.1)	(4.1)	$(3.2)	(2.0)	$(3.9)	(2.1)

Maintenance Products Group
The Maintenance Products Group’s operating income increased from $0.8 million (0.8% of net sales) during the six month period ended June 30, 2006 to $2.2 million (2.3% of net sales) for the six month period ended June 30, 2007. The improvement was primarily attributable to the operating efficiencies gained at various locations, higher pricing levels in 2007 and the reduction of selling and administrative expenses. SG&A as a percentage of net sales in the first half of 2007 was slightly lower versus the first half of 2006 due mostly to cost containment measures.

Electrical Products Group
The Electrical Products Group’s operating income of $2.0 million (3.3% of net sales) for the six month period ended June 30, 2006 compares to an operating loss of ($0.8) million [(1.0%) of net sales] for the six month period ended June 30, 2007. The decrease in profitability was primarily due to the increased costs of copper and our inability to recover these increased costs from our customers. In addition, the six month period ended June 30, 2007 includes a $1.1 million provision associated with the net realizable value and potential obsolescence of inventory.
Corporate
Corporate operating expenses decreased from $5.0 million in the six month period ended June 30, 2006 to $4.3 million in the six month period ended June 30, 2007 principally due to lower compensation cost associated stock appreciation rights and lower health and general liability insurance costs in 2007.
Severance, Restructuring and Related Charges
Operating results for the Company during the six month period ended June 30, 2007 and 2006 were negatively impacted by severance, restructuring and related charges of $2.6 million and $0.9 million, respectively. Charges in 2007 related to changes in lease assumptions for Hazelwood abandoned facility. In addition, the Company incurred severance, restructuring and related charges with the closure of the Washington, Georgia facility. Upon ceasing use of the facility, costs included the impairment of assets and other costs associated with abandoning the facility. Charges in 2006 related to changes in lease assumptions for an abandoned facility upon the execution of a sublease ($0.7 million) with the remaining charges primarily related to the relocation of the corporate headquarters.
Other Items
On June 27, 2006, the Company and Montenay amended the partnership interest purchase agreement in order to allow the Company to completely exit from the SESCO operations and related obligations. In addition, Montenay became the guarantor under the loan obligation for the IRBs. Montenay purchased the Company’s limited partnership interest for $0.1 million and a reduction of approximately $0.6 million in the face amount due to Montenay as agreed upon in the original partnership agreement. In addition, Montenay removed the Company as the performance guarantor under the service agreement. As a result of the above transaction, the Company recorded a gain of $0.4 million within continuing operations during the six months ended June 30, 2006 given the reduction in the face amount due to Montenay as agreed upon in the original partnership interest purchase agreement. In addition, the Company recorded a gain on the sale of the partnership interest of approximately $0.1 million as reflected within continuing operations.
Interest expense was $0.4 million lower for the first half of 2007 versus the same period of 2006. Interest expense of approximately $0.4 million was allocated to discontinued operations for the six months ended June 30, 2007.
The provision for income taxes for the six month period ended June 30, 2007 and 2006 reflects current expense for state and foreign income taxes. Tax benefits were not recorded on pre-tax net loss for the first half of 2007 and 2006 as valuation allowances were recorded related to deferred tax assets created as a result of operating losses in the United States and certain foreign jurisdictions.
With the sale of the Metal Truck Box business unit, the United Kingdom consumer plastics business unit, and the CML business unit, all activity associated with these units are classified as a discontinued operation. The Company had no income from operations for these business units in 2007 compared to an operating loss of $0.7 million in 2006. The six month period ended June 30, 2007 includes an $8.8 million gain on the sale of the CML business unit and the real estate assets of the United Kingdom consumer plastics business. The six month period ended June 30, 2006 includes a $30 thousand loss on the sale of the Metal Truck Box business unit.
Effective January 1, 2006, the Company adopted SFAS No. 123R. As a result, a cumulative effect of this adoption of $0.8 million was recognized associated with the fair value of all vested SARs. See Note 2 to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion of the cumulative effect of a change in accounting principle.

LIQUIDITY AND CAPITAL RESOURCES
We require funding for working capital needs and capital expenditures. We believe that our cash flow from operations and the use of available borrowings under the Bank of America Credit Agreement (as defined below) provide sufficient liquidity for our operations going forward. As of June 30, 2007, we had cash and cash equivalents of $2.5 million versus cash and cash equivalents of $7.4 million at December 31, 2006. Also as of June 30, 2007, we had outstanding borrowings of $48.9 million [57% of total capitalization], under the Bank of America Credit Agreement, as defined below, with unused borrowing availability on the Revolving Credit Facility, as defined below, of $13.1 million. As of December 31, 2006, we had outstanding borrowings of $56.9 million [58% of total capitalization]. We used $8.9 million of cash in operations during the six months ended June 30, 2007 versus $4.2 million during the six months ended June 30, 2006. The use of cash flow in operations was primarily attributable to the increase in inventory within our Electrical Products Group along with the reduction of accounts payable for the same time period.
Bank of America Credit Agreement
On April 20, 2004, the Company completed a refinancing of its outstanding indebtedness (the “Refinancing”) and entered into a new agreement with Bank of America Business Capital (the “Bank of America Credit Agreement”). The current Bank of America Credit Agreement, as amended, is a $93.0 million facility with a $13.0 million term loan (“Term Loan”) and an $80.0 million revolving credit facility (“Revolving Credit Facility”). The Bank of America Credit Agreement is an asset-based lending agreement and involves a syndicate of four banks.
The Revolving Credit Facility has an expiration date of April 20, 2009 and its borrowing base is determined by eligible inventory and accounts receivable. Unused borrowing availability on the Revolving Credit Facility was $13.1 million at June 30, 2007. All extensions of credit under the Bank of America Credit Agreement are collateralized by a first priority security interest in and lien upon the capital stock of each material domestic subsidiary (65% of the capital stock of each material foreign subsidiary), and all present and future assets and properties of Katy. The Term Loan also has a final maturity date of April 20, 2009 with quarterly payments of $0.4 million, as amended and beginning April 1, 2007. A final payment of $8.7 million is scheduled to be paid in April 2009. The Term Loan is collateralized by the Company’s property, plant and equipment.
The Company’s borrowing base under the Bank of America Credit Agreement is reduced by the outstanding amount of standby and commercial letters of credit. Vendors, financial institutions and other parties with whom the Company conducts business may require letters of credit in the future that either (1) do not exist today or (2) would be at higher amounts than those that exist today. Currently, the Company’s largest letters of credit relate to our casualty insurance programs. At June 30, 2007, total outstanding letters of credit were $6.2 million.
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
Effective since April 2005, interest rate margins have been set at the largest margins set forth in the Bank of America Credit Agreement, 275 basis points over applicable LIBOR rates for Revolving Credit Facility borrowings and 300 basis points over LIBOR for borrowings under the Term Loan. In accordance with the Bank of America Credit Agreement, margins on the Term Loan will drop an additional 25 basis points if the balance of the Term Loan is reduced below $10.0 million. Interest accrues at higher margins on prime rates for swing loans, the amounts of which were nominal at June 30, 2007.

Effective August 17, 2005, the Company entered into a two-year interest rate swap on a notional amount of $25.0 million in the first year and $15.0 million in the second year. The purpose of the swap was to limit the Company’s exposure to interest rate increases on a portion of the Revolving Credit Facility over the two-year term of the swap. The fixed interest rate under the swap at June 30, 2007 and over the life of the agreement is 4.49%.
All of the debt under the Bank of America Credit Agreement is re-priced to current rates at frequent intervals. Therefore, its fair value approximates its carrying value at June 30, 2007. For the three and six month periods ended June 30, 2007 and 2006, the Company had amortization of debt issuance costs, included within interest expense, of $0.3 million and $0.9 million, and $0.3 million and $0.6 million, respectively. Included in amortization of debt issuance costs is approximately $0.3 million for the six month period ended June 30, 2007 of debt issuance costs written off due to the reduction in the Revolving Credit Facility on March 8, 2007. In addition, the Company incurred $0.1 million and $0.2 million associated with amending the Bank of America Credit Agreement, as discussed above, for the six month periods ended June 30, 2007 and 2006, respectively.
The Revolving Credit Facility under the Bank of America Credit Agreement requires lockbox agreements which provide for all receipts to be swept daily to reduce borrowings outstanding. These agreements, combined with the existence of a material adverse effect (“MAE”) clause in the Bank of America Credit Agreement, caused the Revolving Credit Facility to be classified as a current liability, per guidance in the Emerging Issues Task Force Issue No. 95-22, Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement. The Company does not expect to repay, or be required to repay, within one year, the balance of the Revolving Credit Facility classified as a current liability. The MAE clause, which is a typical requirement in commercial credit agreements, allows the lenders to require the loan to become due if they determine there has been a material adverse effect on the Company’s operations, business, properties, assets, liabilities, condition, or prospects. The classification of the Revolving Credit Facility as a current liability is a result only of the combination of the lockbox agreements and MAE clause. The Revolving Credit Facility does not expire or have a maturity date within one year, but rather has a final expiration date of April 20, 2009. The lender had not notified the Company of any indication of a MAE at June 30, 2007, and the Company was not in default of any provision of the Bank of America Credit Agreement at June 30, 2007.
Contractual Obligations
We have contractual obligations associated with our debt, operating lease agreements, severance and restructuring, and other obligations. Our obligations as of June 30, 2007, are summarized below (in thousands of dollars):

		Due in less	Due in	Due in	Due after
Contractual Cash Obligations	Total	than 1 year	1-3 years	3-5 years	5 years
Revolving credit facility [a]	$37,597	$37,597	$—	$—	$—
Term loans	11,292	1,500	9,792	—	—
Interest on debt [b]	6,776	3,802	2,974	—	—
Operating leases [c]	18,636	7,714	8,436	2,042	444
Severance and restructuring [c]	1,109	306	398	252	153
Postretirement benefits [d]	5,687	747	1,463	1,157	2,321

Total Contractual Obligations	$81,097	$51,666	$23,063	$3,451	$2,918

		Due in less	Due in	Due in	Due after
Other Commercial Commitments	Total	than 1 year	1-3 years	3-5 years	5 years
Commercial letters of credit	$542	$542	$—	$—	$—
Stand-by letters of credit	5,682	5,682	—	—	—

Total Commercial Commitments	$6,224	$6,224	$—	$—	$—

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

[b]
Represents interest on the Revolving Credit Facility and Term Loan of the Bank of America Credit Agreement. Amounts assume interest accrues at the current rate in effect. The amount also assumes the principal balance of the Revolving Credit Facility remains constant through its expiration date of April 20, 2009 and the principal balance of the Term Loan amortizes in accordance with the terms of the Bank of America Credit Agreement. Due to the variable nature of the Bank of America Credit Agreement, actual interest rates could differ from the assumptions above. In addition, actual borrowing levels could differ from the assumptions above due to liquidity needs.

[c]
Future non-cancelable lease rentals are included in the line entitled “Operating leases,” which also includes obligations associated with restructuring activities. The Condensed Consolidated Balance Sheets at June 30, 2007 includes $2.2 million in discounted liabilities associated with non-cancelable operating lease rentals, net of estimated sub-lease revenues, related to facilities that have been abandoned as a result of restructuring and consolidation activities. [d] Benefits consist of postretirement medical obligations to retirees of former subsidiaries of Katy, as well as deferred compensation plan liabilities to former officers of the Company.

Off-balance Sheet Arrangements
Not applicable.
Cash Flow
Liquidity was favorably impacted during the first half of 2007 as a result of proceeds received on the sale of the CML business unit. We used $8.9 million of operating cash compared to $4.2 million during the first half of 2006. Debt obligations at June 30, 2007 decreased $8.4 million from December 31, 2006, primarily the result of proceeds received from the sale of the CML business unit offset by lower operating earnings.
Operating Activities
Cash flow used in operating activities before changes in operating assets was $3.3 million in the first half of 2007 versus $0.9 million in the first half of 2006. While we had net losses in both periods, these amounts included non-cash items such as depreciation, amortization and amortization of debt issuance costs. We used $5.4 million of cash related to operating assets and liabilities during the six months ended June 30, 2007 versus $3.5 million during the six months ended June 30, 2006. Our operating cash flow was adversely impacted in 2007 by the increase in inventory levels within the Electrical Products Group.
Investing Activities
Capital expenditures of continuing operations totaled $2.2 million during the six months ended June 30, 2007 as compared to $1.7 million during the six months ended June 30, 2006. For the six month period ended June 30, 2007, the Company received $17.0 million in cash proceeds from the sale of the United Kingdom consumer plastics business unit real estate holdings and the CML business unit, compared to receiving $2.4 million in cash proceeds from the sale of the Metal Truck Box business unit for the six month period ended June 30, 2006.
Financing Activities
Overall, debt decreased $8.4 million during the six months ended June 30, 2007 versus an increase of $4.2 million during the six months ended June 30, 2006, primarily relating to the proceeds received on the sale of the CML business unit. Direct debt costs totaling $0.1 million and $0.2 million in the first half of 2007 and 2006, respectively, primarily represents a fee paid to our lenders in connection with the amendments made to the Bank of America Credit Agreement.

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
SEVERANCE, RESTRUCTURING AND RELATED CHARGES
The Company has initiated several cost reduction and facility consolidation initiatives, resulting in severance, restructuring and related charges. Key initiatives were the consolidation of the St. Louis manufacturing/distribution facilities, shutdown of both Woods U.S. and Woods Canada manufacturing, as well as the consolidation of the Glit facilities. These initiatives resulted from the on-going strategic reassessment of our various businesses as well as the markets in which they operate.
A summary of charges by major initiative is as follows (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Consolidation of St. Louis manufacturing/distribution facilities	$693	$—	$882	$699
Consolidation of Glit facilities	1,709	—	1,728	—
Shutdown of Woods Canada manufacturing	—	—	36	—
Corporate office relocation	—	71	—	154

Total severance, restructuring and related charges	$2,402	$71	$2,646	$853

The impact of actions in connection with the above initiatives on the Company’s reportable segments (before tax) is as follows (amounts in thousands):

	Total Expected	Total Provision
	Cost	to Date

Maintenance Products Group	$23,703	$23,403
Electrical Products Group	12,683	12,683
Corporate	12,290	12,290

	$48,676	$48,376

A rollforward of all restructuring reserves since December 31, 2006 is as follows (amounts in thousands):

		One-time	Contract
		Termination	Termination
	Total	Benefits [a]	Costs [b]	Other [c]
Restructuring liabilities at December 31, 2006	$961	$—	$961	$—
Additions	2,646	69	2,430	147
Payments	(664)	(69)	(448)	(147)
Currency translation and other	(712)	—	(712)	—

Restructuring liabilities at June 30, 2007 [d]	$2,231	$—	$2,231	$—

[a]	Includes severance, benefits, and other employee-related charges associated with the employee terminations.

[b]
Includes charges related to non-cancelable lease liabilities for abandoned facilities, net of potential sub-lease revenue. Total maximum potential amount of lease loss, excluding any sub-lease rentals, is $4.0 million as of June 30, 2007. The Company has included $1.8 million as an offset for sub-lease rentals.

[c]	Includes charges associated with equipment removal and cleanup of abandoned facility.

[d]
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
OUTLOOK FOR 2007
We experienced lower sales performance during 2006 from the Electrical Products Group as well as lower volumes in our Contico and Glit business units. Price increases were passed along to our Electrical Products Group customers during 2006 as a result of the rise in copper prices in the last two years; however, pricing pressure is anticipated given the volatility in copper pricing over the last twelve months. Despite the net sales increase for the first six months of 2007, we anticipate a reduction in net sales from the Electrical Products Group due to customers moving more of their purchases to Asian manufacturers. Given the relative stability of resin and other materials pricing for the short-term period, we anticipate pricing levels to be stable in 2007 for products within the Maintenance Products Group with sales growth being driven by volume improvement over 2006.
We believe that the quality, shipping and production issues present at our Glit facilities in 2005 have been resolved in 2006 as the Glit business unit has improved its quality level and has executed the consolidation of the Pineville, North Carolina operation into the Wrens, Georgia facility. We currently believe the consolidation of the Washington, Georgia facility into Wrens, Georgia, which took place during the second quarter, will result in improved profitability of our Glit business.
Cost of goods sold is subject to variability in the prices for certain raw materials, most significantly thermoplastic resins used in the manufacture of plastic products for the Continental and Contico businesses. Prices of plastic resins, such as polyethylene and polypropylene increased steadily from the latter half of 2002 through 2005 with prices in 2006 and 2007 being relatively stable. Management has observed that the prices of plastic resins are driven to an extent by prices for crude oil and natural gas, in addition to other factors specific to the supply and demand of the resins themselves. We are equally exposed to price changes for copper within our Electrical Products Group. Prices for copper increased in late 2003 and continued through 2006. We expect copper prices to remain volatile over the remainder of 2007. Prices for corrugated packaging material and other raw materials have also accelerated over the past few years. We have not employed an active hedging program related to our commodity price risk, but are employing other strategies for managing this risk, including contracting for a certain percentage of resin needs through supply agreements and opportunistic spot purchases. We have experienced cost increases within the past few years in the prices of primary raw materials used in our products and inflation in other costs such as packaging materials, utilities and freight. In a climate of rising raw material costs, we experienced difficulty in raising prices to shift these higher costs to our consumer customers for our plastic products. Our future earnings may be negatively impacted to the extent further increases in costs for raw materials cannot be recovered or offset through higher selling prices. We cannot predict the direction our raw material prices will take during 2007 and beyond.
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
Our financial performance benefited from favorable currency translation as the Canadian dollar and British pound strengthened throughout 2006 and first half of 2007 against the U.S. dollar. While we cannot predict the ultimate direction of exchange rates, we do not expect to see the same favorable impact on our financial performance for the remainder of 2007.
We expect our working capital levels to remain constant as a percentage of sales. However, inventory carrying values may be impacted by higher material costs. We expect to use cash flow in 2007 for capital expenditures and payments due under our term loan as well as the settlement of previously established restructuring accruals. The majority of these accruals relate to non-cancelable lease obligations for abandoned facilities. These accruals do not create incremental cash obligations in that we are obligated to make the associated payments whether we occupy the facilities or not. The amount we will ultimately pay out under these accruals is dependent on our ability to successfully sublet all or a portion of the abandoned facilities.
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
Words and phrases such as “expects,” “estimates,” “will,” “intends,” “plans,” “believes,” “should,” “anticipates” and the like are intended to identify forward-looking statements. The results referred to in forward-looking statements may differ materially from actual results because they involve estimates, assumptions and uncertainties. Forward-looking statements included herein are as of the date hereof and we undertake no obligation to revise or update such statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. All forward-looking statements should be viewed with caution.

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
CRITICAL ACCOUNTING POLICIES
We disclosed details regarding certain of our critical accounting policies in the Management’s Discussion and Analysis section of our Annual Report on Form 10-K for the year ended December 31, 2006 (Part II, Item 7). There have been no changes to policies as of June 30, 2007, except for the adoption of FIN No. 48.
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
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
Our exposure to market risk associated with changes in interest rates relates primarily to our debt obligations. Accordingly, effective August 17, 2005, we entered into a two-year interest rate swap agreement on a notional amount of $25.0 million in the first year and $15.0 million in the second year. The fixed interest rate under the swap at June 30, 2007 and over the life of the agreement is 4.49%. Our interest obligations on outstanding debt at June 30, 2007 were indexed from short-term LIBOR. As a result of the current rising interest rate environment and the increase in the interest rate margins on our borrowings as a result of the Sixth Amendment to the Bank of America Credit Agreement, our exposures to interest rate risks could be material to our financial position or results of operations. For example, a 1% increase in the interest rate of the Bank of America Credit Agreement would increase our annual interest expense by approximately $0.4 million.
Foreign Exchange Risk
We are exposed to fluctuations in the Euro, British pound, Canadian dollar and Chinese Renminbi. Some of our subsidiaries make significant U.S. dollar purchases from Asian suppliers, particularly in China. An adverse change in foreign currency exchange rates of Asian countries could result in an increase in the cost of purchases. We do not currently hedge foreign currency transaction or translation exposures. Our net investment in foreign subsidiaries translated into U.S. dollars at June 30, 2007 is $4.4 million. A 10% change in foreign currency exchange rates would amount to $0.4 million change in our net investment in foreign subsidiaries at June 30, 2007.
Commodity Price Risk
We have not employed an active hedging program related to our commodity price risk, but are employing other strategies for managing this risk, including contracting for a certain percentage of resin needs through supply agreements and opportunistic spot purchases. See Management’s Discussion and Analysis of Financial Condition and Results of Operations — Outlook for 2006 in Part I, Item 2 of this Quarterly Report on Form 10-Q, for further discussion of our exposure to increasing raw material costs.

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
As discussed above, these control deficiencies resulted in the restatement of the Company’s consolidated financial statements for December 31, 2005 and 2006, March 31, 2006 and 2007, June 30, 2006, and September 30, 2006. Additionally, these control deficiencies could result in further misstatements to inventory and cost of goods sold, which would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management determined that these control deficiencies represented material weaknesses in internal control over financial reporting.

Remediation of Material Weaknesses
The Company has initiated the following steps during the second quarter of 2007 to address the above material weaknesses within our internal controls over physical counting of inventory:
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
(b) Change in Internal Controls
There have been no changes in Katy’s internal control over financial reporting during the quarter ended June 30, 2007, except for the items noted under the above section Remediation of Material Weaknesses, that has materially affected, or is reasonably likely to materially affect Katy’s internal control over financial reporting.

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
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On April 20, 2003, the Company announced a plan to spend up to $5.0 million to repurchase shares of its common stock. The Company suspended further purchases under the plan on May 10, 2004. On December 5, 2005, we announced the resumption of the plan. During the three and six month periods ended June 30, 2007 and 2006, the Company purchased 1 share and 1,301 shares, and 25,800 shares and 27,000 shares, respectively, of common stock on the open market for $1 and $3 thousand, and $0.1 million and $0.1 million, respectively.

Item 3. DEFAULTS UPON SENIOR SECURITIES
None.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The Annual Meeting of Stockholders of Katy Industries, Inc. was held at the Holiday Inn Mount Kisco, One Holiday Inn Drive, Mount Kisco, New York, at 10:00 AM, on May 31, 2007. Stockholders voted on two proposals, summarized below with the accompanying number of votes in favor, opposed, or abstained.
PROPOSAL No. 1: Election of Directors
CLASS II DIRECTORS:

Name	Votes For	Votes Withheld
Christopher W. Anderson	6,786,531	495,884
William F. Andrews	6,785,531	496,884
Samuel P. Frieder	6,786,531	495,884
Christopher Lacovara	6,786,398	496,017
Shant Mardirossian	6,796,287	486,128
The required vote for directors was the affirmative vote of a plurality of the votes cast at the annual meeting. As a result of the vote, each of the five nominees for Class II directors was elected. The specified term of the Company’s Class I directors, Robert M. Baratta, Daniel B. Carroll, Wallace E. Carroll, Jr., and Anthony T. Castor III, is through the Company’s 2008 Annual Meeting.
PROPOSAL No. 2: To ratify the selection of PricewaterhouseCoopers LLP as the independent public accountants of Katy for the fiscal year ended December 31, 2007.

Votes For	Votes Against	Votes Abstained
6,973,026	295,607	13,783
The required vote to ratify the appointment of PricewaterhouseCoopers LLP was the majority of Katy’s outstanding common stock present, in person or by proxy, at the annual meeting. As a result of the vote, the selection of PricewaterhouseCoopers LLP was ratified.
Item 5. OTHER INFORMATION
None.
Item 6. EXHIBITS

Exhibit
Number	Exhibit Title	Page

31.1	CEO Certification pursuant to Securities Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	46

31.2	CFO Certification pursuant to Securities Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	47

32.1	CEO Certification required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	48	#

32.2	CFO Certification required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	49	#

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
KATY INDUSTRIES, INC.
Registrant

DATE: August 20, 2007	By	/s/ Anthony T. Castor III
Anthony T. Castor III
President and Chief Executive Officer

By	/s/ Amir Rosenthal
Amir Rosenthal
Vice President, Chief Financial Officer, General Counsel and Secretary

Exhibit Index

Exhibit
Number	Exhibit Title

31.1	CEO Certification pursuant to Securities Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	CFO Certification pursuant to Securities Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	CEO Certification required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.#

32.2	CFO Certification required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.#

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