Form 10-Q
period 2007-11-13
KATY INDUSTRIES INC
filed 2007-11-13
CIK 54681

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

[  x ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 2007

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class	Outstanding at October 31, 2007
Common Stock, $1 Par Value	7,951,176 Shares

KATY INDUSTRIES, INC.
FORM 10-Q
September 30, 2007

Index

PART I  FINANCIAL INFORMATION

Item 1.  Financial Statements

KATY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
 (Amounts in Thousands)
(Unaudited)

ASSETS

	September 30,	December 31,
	2007	2006
CURRENT ASSETS:

Cash and cash equivalents	$2,171	$7,392
Accounts receivable, net	22,994	55,014
Inventories, net	23,822	54,980
Other current assets	2,160	2,991
Assets held for sale	74,660	4,483

Total current assets	125,807	124,860

OTHER ASSETS:

Goodwill	665	665
Intangibles, net	5,001	6,435
Other	7,070	8,990

Total other assets	12,736	16,090

PROPERTY AND EQUIPMENT
Land and improvements	336	336
Buildings and improvements	9,716	9,669
Machinery and equipment	102,472	119,703

	112,524	129,708
Less - Accumulated depreciation	(77,595)	(87,964)

Property and equipment, net	34,929	41,744

Total assets	$173,472	$182,694

See Notes to Condensed Consolidated Financial Statements.

Index

KATY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
 (Amounts in Thousands, Except Share Data)
(Unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	September 30,	December 31,
	2007	2006
CURRENT LIABILITIES:

Accounts payable	$18,317	$33,684
Accrued compensation	2,845	3,518
Accrued expenses	26,422	38,187
Current maturities of long-term debt	1,500	1,125
Revolving credit agreement	41,977	43,879
Liabilities held for sale	28,758	-

Total current liabilities	119,819	120,393

LONG-TERM DEBT, less current maturities	8,918	11,867

OTHER LIABILITIES	10,928	8,402

Total liabilities	139,665	140,662

COMMITMENTS AND CONTINGENCIES (Note 10)	-	-

STOCKHOLDERS’ EQUITY
15% Convertible Preferred Stock, $100 par value, authorized
1,200,000 shares, issued and outstanding 1,131,551 shares,
liquidation value $113,155	108,256	108,256
Common stock, $1 par value, authorized 35,000,000 shares,
issued 9,822,304 shares	9,822	9,822
Additional paid-in capital	27,296	27,120
Accumulated other comprehensive (loss) income	(2,439)	2,242
Accumulated deficit	(87,195)	(83,434)
Treasury stock, at cost, 1,871,128 and 1,869,827 shares, respectively	(21,933)	(21,974)

Total stockholders' equity	33,807	42,032

Total liabilities and stockholders' equity	$173,472	$182,694

See Notes to Condensed Consolidated Financial Statements.

Index

KATY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(Amounts in Thousands, Except Share and Per Share Data)
(Unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
		As Restated, see Note 1		As Restated, see Note 1

Net sales	$49,208	$51,920	$144,732	$148,823
Cost of goods sold	43,669	44,354	126,957	129,594
Gross profit	5,539	7,566	17,775	19,229
Selling, general and administrative expenses	6,611	7,807	20,982	23,721
Severance, restructuring and related charges	46	738	2,656	1,591
(Gain) loss on sale of assets	(44)	39	1,527	48
Operating loss	(1,074)	(1,018)	(7,390)	(6,131)
Gain on SESCO joint venture transaction	-	-	-	563
Interest expense	(1,051)	(1,188)	(3,165)	(3,900)
Other, net	(229)	19	(128)	415

Loss from continuing operations before (provision for)
benefit from income taxes	(2,354)	(2,187)	(10,683)	(9,053)
(Provision for) benefit from income taxes from
continuing operations	(19)	731	(651)	841

Loss from continuing operations	(2,373)	(1,456)	(11,334)	(8,212)
Income (loss) from operations of discontinued businesses
(net of tax)	1,563	2,636	(264)	2,499
(Loss) gain on sale of discontinued businesses (net of tax)	-	(3,200)	8,817	(3,230)

Loss before cumulative effect of a change in
accounting principle	(810)	(2,020)	(2,781)	(8,943)
Cumulative effect of a change in accounting principle (net of tax)	-	-	-	(756)

Net loss	$(810)	$(2,020)	$(2,781)	$(9,699)

Loss per share of common stock - Basic and diluted:
Loss from continuing operations	$(0.30)	$(0.18)	$(1.43)	$(1.03)
Discontinued operations	0.20	(0.07)	1.08	(0.10)
Cumulative effect of a change in accounting principle	-	-	-	(0.09)
Net loss	$(0.10)	$(0.25)	$(0.35)	$(1.22)

Weighted average common shares outstanding (thousands):
Basic and diluted	7,951	7,962	7,951	7,971

See Notes to Condensed Consolidated Financial Statements.

Index

KATY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007
 (Amounts in Thousands, Except Share Data)
(Unaudited)

						Accumulated
	Convertible		Common			Other
	Preferred Stock		Stock		Additional	Compre-			Compre-	Total
	Number of	Par	Number of	Par	Paid-in	hensive	Accumulated	Treasury	hensive	Stockholders'
	Shares	Value	Shares	Value	Capital	Income	Deficit	Stock	Loss	Equity
Balance, January 1, 2007	1,131,551	$108,256	9,822,304	$9,822	$27,120	$2,242	$(83,434)	$(21,974)		$42,032
Implementation of new accounting
pronouncement							(980)			(980)
Net loss	-	-	-	-	-	-	(2,781)	-	$(2,781)	(2,781)
Foreign currency translation
adjustment	-	-	-	-	-	(1,834)	-	-	(1,834)	(1,834)
Other	-	-	-	-	-	(75)	-	-	(75)	(75)
Comprehensive loss									$(4,690)
Reclass to assets held for sale	-	-	-	-	-	(2,772)	-	-		(2,772)
Purchase of treasury stock	-	-	-	-	-	-	-	(3)		(3)
Stock compensation	-	-	-	-	220	-	-	-		220
Other	-	-	-	-	(44)	-	-	44		-
Balance, September 30, 2007	1,131,551	$108,256	9,822,304	$9,822	$27,296	$(2,439)	$(87,195)	$(21,933)		$33,807

See Notes to Consolidated Financial Statements.

Index

KATY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(Amounts in Thousands)
(Unaudited)

		As Restated, see Note 1
	2007	2006
Cash flows from operating activities:
Net loss	$(2,781)	$(9,699)
(Income) loss from operations of discontinued business	(8,553)	731
Loss from continuing operations	(11,334)	(8,968)
Cumulative effect of a change in accounting principle	-	756
Depreciation and amortization	5,492	5,711
Write-off and amortization of debt issuance costs	1,194	877
Write-off of assets due to lease termination	751	-
Stock option expense	220	486
Loss on sale of assets	1,527	48
Deferred income taxes	(94)	-
	(2,244)	(1,090)
Changes in operating assets and liabilities:
Accounts receivable	(3,557)	(1,717)
Inventories	(3,064)	6,747
Other assets	(1,219)	44
Accounts payable	3,190	(717)
Accrued expenses	(1,977)	1,831
Other, net	2,155	(2,610)
	(4,472)	3,578

Net cash (used in) provided by continuing operations	(6,716)	2,488
Net cash used in discontinued operations	(6,196)	(6,177)
Net cash used in operating activities	(12,912)	(3,689)

Cash flows from investing activities:
Capital expenditures of continuing operations	(2,811)	(2,252)
Proceeds from sale of assets	246	285

Net cash used in continuing operations	(2,565)	(1,967)
Net cash provided by discontinued operations	16,645	1,747
Net cash provided by (used in) investing activities	14,080	(220)

Cash flows from financing activities:
Net (repayments) borrowings on revolving loans	(1,903)	7,783
Decrease in book overdraft	(1,646)	(4,261)
Repayments of term loans	(2,574)	(3,347)
Direct costs associated with debt facilities	(130)	(166)
Repurchases of common stock	(3)	(97)
Proceeds from the exercise of stock options	-	147
Net cash (used in) provided by financing activities	(6,256)	59

Effect of exchange rate changes on cash and cash equivalents	(133)	(454)
Net decrease in cash and cash equivalents	(5,221)	(4,304)
Cash and cash equivalents, beginning of period	7,392	8,421
Cash and cash equivalents, end of period	$2,171	$4,117

Supplemental disclosure of non-cash investing activities:
Note receivable from sale of discontinued operations	$-	$1,200

See Notes to Condensed Consolidated Financial Statements.

Index

KATY INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(Unaudited)

(1)  Restatement of Prior Financial Information

Restatement– As a result of accounting errors in our raw material inventory records, management and the Company’s Audit Committee determined on August 6, 2007 that the Company’s previously issued consolidated financial statements for the three and nine months ended September 30, 2006 should no longer be relied upon.  The Company’s decision to restate its consolidated financial statements was based on facts obtained by management and the results of an independent investigation of the physical raw material inventory counting process at Continental Commercial Products, LLC (“CCP”). These procedures resulted in the identification of the overstatement of raw material inventory when completing the physical inventory.  At the time of the physical inventories, the Company did not have sufficient controls in place to ensure that the accurate physical raw material inventory on hand was properly accounted for and reported in the proper period.  The Company filed on August 17, 2007 an amended Annual Report on Form 10-K/A as of December 31, 2006 and an amended Quarterly Report on Form 10-Q/A as of March 31, 2007 in order to restate the consolidated financial statements.

(A) Impact of error on previously filed financial statements – The impact of the raw material inventory error on loss from continuing operations and net loss is approximately $0.2 million for the three months ended September 30, 2006, and $0.6 million for the nine months ended September 30, 2006.

Other Out-of-Period Adjustments and Revisions– Due to the adjustments discussed above that required a restatement of its previously filed consolidated financial statements, the Company corrected these out-of-period adjustments and revisions by recording them in the proper periods.

 (B) Deferred compensation – In conjunction with a retirement compensation program, the Company made an adjustment for approximately $0.4 million in 2005 associated with the accounting for related compensation expense.  The Company had originally recorded the out-of-period adjustment within the nine months ended September 30, 2006.  This adjustment has the effect of reducing compensation expense by approximately $0.4 million during the nine months ended September 30, 2006.

 (C) Revision of SESCO as a continuing operation – For all years presented, the Company revised the results from the Savannah Energy Systems Company Partnership operation, as described further in Note 5.  For the three months ended September 30, 2006, the Company revised interest expense by a corresponding amount from loss from operations of discontinued businesses.  The Company revised for the nine months ended September 30, 2006 $0.4 million from loss from operations of discontinued businesses and $0.1 million from gain on sale of discontinued businesses.  Accordingly, for the nine months ended September 30, 2006 the Company recorded a $0.6 million gain on SESCO joint venture transaction offset by $0.1 million in interest expense.

All affected amounts described in these Notes to Consolidated Financial Statements have been restated.  In addition to the above adjustments, the Company sold its Contico Manufacturing Ltd. (“CML”) business unit in June 2007.  Additionally, the Company entered into a definitive agreement on November 1, 2007 to sell the Woods Industries, Inc. (“Woods US”) and Woods Industries (Canada), Inc. (“Woods Canada”) business units.  These events are described further in Note 13.  As a result of these events, these business units’ financial results were reclassified as discontinued operations for all periods presented.

The Company’s three and nine months ended September 30, 2006 financial results were adjusted as follows:

Index

Consolidated Statements of Operations
(Amounts in thousands, except per share data)
	For the three months ended
	September 30, 2006

	Previously reported	CML Transaction	Woods Transaction	Restatement Adjustments	Restated

Net sales	$121,217	$(4,022)	$(65,275)	$-	$51,920
Cost of goods sold (A)	104,912	(2,986)	(57,780)	208	44,354
Gross profit	16,305	(1,036)	(7,495)	(208)	7,566
Selling, general and administrative expenses	11,753	(842)	(3,104)	-	7,807
Severance, restructuring and related charges	738	-	-	-	738
Loss on sale of assets	49	-	(10)	-	39
Operating income (loss)	3,765	(194)	(4,381)	(208)	(1,018)
Interest expense (C)	(1,715)	-	536	(9)	(1,188)
Other, net	42	(3)	(20)	-	19
Income (loss) from continuing operations before (provision for)
benefit from income taxes	2,092	(197)	(3,865)	(217)	(2,187)
(Provision for) benefit from income taxes from
continuing operations	(553)	(185)	1,469	-	731
Income (loss) from continuing operations	1,539	(382)	(2,396)	(217)	(1,456)
(Loss) income from operations of discontinued businesses
(net of tax) (C)	(151)	382	2,396	9	2,636
Loss on sale of discontinued businesses (net of tax)	(3,200)	-	-	-	(3,200)
Net loss	$(1,812)	$-	$-	$(208)	$(2,020)

Loss per share of common stock - Basic and diluted
Income (loss) from continuing operations	$0.19				$(0.18)
Discontinued operations	(0.42)				(0.07)
Net loss	$(0.23)				$(0.25)

Index

Consolidated Statements of Operations
(Amounts in thousands, except per share data)
	For the nine months ended
	September 30, 2006

	Previously reported	CML Transaction	Woods Transaction	Restatement Adjustments	Restated

Net sales	$285,653	$(11,964)	$(124,866)	$-	$148,823
Cost of goods sold (A)	246,468	(8,711)	(108,760)	597	129,594
Gross profit	39,185	(3,253)	(16,106)	(597)	19,229
Selling, general and administrative expenses (B)	36,298	(2,460)	(9,734)	(383)	23,721
Severance, restructuring and related charges	1,591	-	-	-	1,591
Loss on sale of assets	103	-	(55)	-	48
Operating income (loss )	1,193	(793)	(6,317)	(214)	(6,131)
Gain on SESCO joint venture transaction (C)	-	-	-	563	563
Interest expense (C)	(5,198)	-	1,370	(72)	(3,900)
Other, net	466	(12)	(39)	-	415
Loss from continuing operations before (provision for)
benefit from income taxes	(3,539)	(805)	(4,986)	277	(9,053)
(Provision for) benefit from income taxes from
continuing operations	(1,211)	9	2,043	-	841
Loss from continuing operations	(4,750)	(796)	(2,943)	277	(8,212)
(Loss) income from operations of discontinued businesses
(net of tax) (C)	(849)	796	2,943	(391)	2,499
Loss on sale of discontinued businesses (net of tax) (C)	(3,130)	-	-	(100)	(3,230)
Loss before cumulative effect of a change in accounting principle	(8,729)	-	-	(214)	(8,943)
Cumulative effect of a change in accounting principle (net of tax)	(756)	-	-	-	(756)
Net loss	$(9,485)	$-	$-	$(214)	$(9,699)

Loss per share of common stock - Basic and diluted
Loss from continuing operations	$(0.60)				$(1.03)
Discontinued operations	(0.50)				(0.10)
Cumulative effect of a change in accounting principle	(0.09)				(0.09)
Net loss	$(1.19)				$(1.22)

Index

Consolidated Statements of Cash Flows
(Amounts in thousands, except per share data)
	For the nine months ended
	September 30, 2006

	Previously reported	CML Transaction	Woods Transaction	Restatement Adjustments	Restated
Cash flows from operating activities:
Net loss	$(9,485)	$-	$-	$(214)	$(9,699)
Loss from operations of discontinued business (C)	3,979	(796)	(2,943)	491	731
Loss from continuing operations	(5,506)	(796)	(2,943)	277	(8,968)
Cumulative effect of a change in accounting principle	756	-	-	-	756
Depreciation and amortization	6,578	(212)	(655)	-	5,711
Write-off and amortization of debt issuance costs	877	-	-	-	877
Stock option expense	486	-	-	-	486
Loss on sale of assets	103	-	(55)	-	48
	3,294	(1,008)	(3,653)	277	(1,090)
Changes in operating assets and liabilities:
Accounts receivable	(8,589)	(478)	7,350	-	(1,717)
Inventories (A)	(2,201)	(264)	8,615	597	6,747
Other assets (B)	(490)	(1,047)	1,964	(383)	44
Accounts payable	3,449	817	(4,983)	-	(717)
Accrued expenses (C)	3,414	161	47	(1,791)	1,831
Other, net (C)	(3,478)	716	252	(100)	(2,610)
	(7,895)	(95)	13,245	(1,677)	3,578

Net cash (used in) provided by continuing operations	(4,601)	(1,103)	9,592	(1,400)	2,488
Net cash provided by (used in) discontinued operations (C)	2,116	798	(10,491)	1,400	(6,177)
Net cash used in operating activities	(2,485)	(305)	(899)	-	(3,689)

Cash flows from investing activities:
Capital expenditures of continuing operations	(2,947)	125	570	-	(2,252)
Proceeds from sale of assets (C)	263	-	(78)	100	285

Net cash used in continuing operations	(2,684)	125	492	100	(1,967)
Net cash provided by discontinued operations (C)	2,464	(125)	(492)	(100)	1,747
Net cash used in investing activities	(220)	-	-	-	(220)

Cash flows from financing activities:
Net borrowings on revolving loans	7,418	209	156	-	7,783
Decrease in book overdraft	(5,031)	-	770	-	(4,261)
Repayments of term loans	(3,347)	-	-	-	(3,347)
Direct costs associated with debt facilities	(166)	-	-	-	(166)
Repurchases of common stock	(97)	-	-	-	(97)
Proceeds from the exercise of stock options	147	-	-	-	147
Net cash (used in) provided by financing activities	(1,076)	209	926	-	59

Effect of exchange rate changes on cash and cash equivalents	(523)	96	(27)	-	(454)
Net decrease in cash and cash equivalents	(4,304)	-	-	-	(4,304)
Cash and cash equivalents, beginning of period	8,421	-	-	-	8,421
Cash and cash equivalents, end of period	$4,117	$-	$-	$-	$4,117

Supplemental disclosure of non-cash investing activities:
Note receivable from sale of discontinued operations	$1,200				$1,200

Index

(2)  Significant Accounting Policies

Consolidation Policy and Basis of Presentation
The condensed consolidated financial statements include the accounts of Katy Industries, Inc. and subsidiaries in which it has a greater than 50% interest, collectively “Katy” or the Company.  All significant intercompany accounts, profits and transactions have been eliminated in consolidation.  Investments in affiliates which do not meet the criteria of a variable interest entity, and which are not majority owned but with respect to which the Company exercises significant influence, are reported using the equity method.  The condensed consolidated financial statements at September 30, 2007 and December 31, 2006 and for the three and nine month periods ended September 30, 2007 and September 30, 2006 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial condition and results of operations of the Company.  Interim results may not be indicative of results to be realized for the entire year.  The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2006.  The year-end condensed balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States.

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

Inventories
The components of inventories are as follows (amounts in thousands):

	September 30,	December 31,
	2007	2006

Raw materials	$14,435	$14,777
Work in process	543	613
Finished goods	13,888	47,230
Inventory reserves	(1,232)	(3,905)
LIFO reserve	(3,812)	(3,735)
	$23,822	$54,980

At September 30, 2007 and December 31, 2006, approximately 61% and 23%, respectively, of Katy’s inventories were accounted for using the last-in, first-out (“LIFO”) method of costing, while the remaining inventories were accounted for using the first-in, first-out (“FIFO”) method.  Current cost, as determined using the FIFO method, exceeded LIFO cost by $3.8 million and $3.7 million at September 30, 2007 and December 31, 2006, respectively.

Property, Plant and Equipment
Property and equipment are stated at cost and depreciated over their estimated useful lives: buildings (10-40 years) using the straight-line method; machinery and equipment (3-20 years) using the straight-line method; tooling (5 years) using the straight-line method; and leasehold improvements using the straight-line method over the remaining lease period or useful life, if shorter.  Costs for repair and maintenance of machinery and equipment are expensed as incurred, unless the result significantly increases the useful life or functionality of the asset, in which case capitalization is considered.  Depreciation expense from continuing operations was $1.6 million and $5.1 million, and $1.7 million and $5.3 million for the three and nine month periods ended September 30, 2007 and 2006, respectively.

Index

Stock Options and Other Stock Awards
On January 1, 2006, the Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 123R, Share-Based Payment (“SFAS No. 123R”), which sets accounting requirements for “share-based” compensation to employees, requires companies to recognize the grant date fair value of stock options and other equity-based compensation issued to employees and disallows the use of intrinsic value method of accounting for stock compensation. The Company has adopted SFAS No. 123R using the modified prospective method.  Under this method, compensation cost recognized during the three and nine month periods ended September 30, 2007 includes: a) compensation cost for all stock options granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with SFAS No. 123R amortized over the options’ vesting period and b) compensation cost for outstanding stock appreciation rights based on the September 30, 2007 fair value estimated in accordance with SFAS No. 123R.  Compensation cost recognized during the three and nine month periods ended September 30, 2006 includes: a) compensation cost for all stock options granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with SFAS No. 123R amortized over the options’ vesting period; b) compensation cost for stock appreciation rights granted prior to, but vested as of January 1, 2006, based on the January 1, 2006 fair value estimated in accordance with SFAS No. 123R; and c) compensation cost for outstanding stock appreciation rights as of September 30, 2006 based on the September 30, 2006 fair value estimated in accordance with SFAS No. 123R.

The following table shows total compensation (income) expense included in the Condensed Consolidated Statements of Operations for the three and nine month periods ended September 30, 2007 and 2006:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006

Selling, general and administrative expense	$183	$354	$(44)	$381
Cumulative effect of a change in accounting principle	-	-	-	756
	$183	$354	$(44)	$1,137

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

Expected term (years)	5.3 - 6.5
Volatility	53.8% - 57.6%
Risk-free interest rate	3.98% - 4.48%

The fair value for stock appreciation rights, a liability award, was estimated at the effective date of SFAS No. 123R, and September 30, 2007 and 2006, using a Black-Scholes option pricing model.  The Company estimated the expected term to be equal to the average between the minimum and maximum lives expected for each award.  In addition, the Company estimated volatility by considering its historical stock volatility over a term comparable to the remaining expected life of each award.  The risk-free interest rate was the current yield available on U.S. treasury rates with issues with a remaining term equal in term to each award.  The Company estimates forfeitures using historical results.  Its estimates of forfeitures will be adjusted over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from their estimate.  The assumptions for expected term, volatility and risk-free rate are presented in the table below:

	September 30,	September 30,
	2007	2006

Expected term (years)	0.1 - 4.8	3.0 - 5.8
Volatility	68.2% - 77.2%	53.5% - 54.9%
Risk-free interest rate	3.43% - 4.13%	4.57% - 4.60%

Index

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

(4)  Intangible Assets

Following is detailed information regarding Katy’s intangible assets (amounts in thousands):

	September 30,			December 31,
	2007			2006
	Gross	Accumulated	Net Carrying	Gross	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Patents	$1,017	$(673)	$344	$1,511	$(1,065)	$446
Customer lists	10,231	(8,197)	2,034	10,454	(8,111)	2,343
Tradenames	5,054	(2,431)	2,623	5,612	(2,345)	3,267
Other	441	(441)	-	441	(62)	379
Total	$16,743	$(11,742)	$5,001	$18,018	$(11,583)	$6,435

        All of Katy’s intangible assets are definite long-lived intangibles.  Katy recorded amortization expense on intangible assets of continuing operations of $0.1 million and $0.4 million, and $0.1 million and $0.4 million for the three and nine month periods ended September 30, 2007 and 2006, respectively.  The nine month period ended September 30, 2007 includes a write-off of other intangible assets for approximately $0.4 million associated with the impairment of the Washington, Georgia leased facility.  Estimated aggregate future amortization expense related to intangible assets is as follows (amounts in thousands):

2007 (remainder)	$147
2008	495
2009	474
2010	445
2011	418
2012	399
Thereafter	2,623
$5,001

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

Index

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

(6)  Indebtedness

Long-term debt consists of the following (amounts in thousands):

	September 30,	December 31,
	2007	2006
Term loan payable under Bank of America Credit Agreement, interest based
on LIBOR and Prime Rates (8.25% - 8.75%), due through 2009	$10,418	$12,992
Revolving loans payable under the Bank of America Credit Agreement,
interest based on LIBOR and Prime Rates (8.00% - 8.50%)	41,977	43,879
Total debt	52,395	56,871
Less revolving loans, classified as current (see below)	(41,977)	(43,879)
Less current maturities	(1,500)	(1,125)
Long-term debt	$8,918	$11,867

        Aggregate remaining scheduled maturities of the Term Loan as of September 30, 2007 are as follows (amounts in thousands):

2007	$375
2008	1,500
2009	8,543
$10,418

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

The Revolving Credit Facility has an expiration date of April 20, 2009 and its borrowing base is determined by eligible inventory and accounts receivable.  Unused borrowing availability on the Revolving Credit Facility was $16.4 million at September 30, 2007.  All extensions of credit under the Bank of America Credit Agreement are collateralized by a first priority security interest in and lien upon the capital stock of each material domestic subsidiary (65% of the capital stock of each material foreign subsidiary), and all present and future assets and properties of Katy.  The Term Loan also has a final maturity date of April 20, 2009 with quarterly payments of $0.4 million, as amended and beginning April 1, 2007.  A final payment of $8.2 million is scheduled to be paid in April 2009.  The Term Loan is collateralized by the Company’s property, plant and equipment.

The Company’s borrowing base under the Bank of America Credit Agreement is reduced by the outstanding amount of standby and commercial letters of credit.  Vendors, financial institutions and other parties with whom the Company conducts business may require letters of credit in the future that either (1) do not exist today or (2) would be at higher amounts than those that exist today.  Currently, the Company’s largest letters of credit relate to our casualty insurance programs.  At September 30, 2007, total outstanding letters of credit were $6.0 million.

Index

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

Effective since April 2005, interest rate margins have been set at the largest margins set forth in the Bank of America Credit Agreement, 275 basis points over applicable LIBOR rates for Revolving Credit Facility borrowings and 300 basis points over LIBOR for borrowings under the Term Loan.  In accordance with the Bank of America Credit Agreement, margins on the Term Loan will drop an additional 25 basis points if the balance of the Term Loan is reduced below $10.0 million.  Interest accrues at higher margins on prime rates for swing loans, the amounts of which were nominal at September 30, 2007.

All of the debt under the Bank of America Credit Agreement is re-priced to current rates at frequent intervals.  Therefore, its fair value approximates its carrying value at September 30, 2007.  For the three and nine month periods ended September 30, 2007 and 2006, the Company had amortization of debt issuance costs, included within interest expense, of $0.3 million and $1.2 million, and $0.3 million and $0.9 million, respectively.  Included in amortization of debt issuance costs is approximately $0.3 million for the nine month period ended September 30, 2007 of debt issuance costs written off due to the reduction in the Revolving Credit Facility on March 8, 2007.  In addition, the Company incurred $0.1 million and $0.2 million associated with amending the Bank of America Credit Agreement, as discussed above, for the nine month periods ended September 30, 2007 and 2006, respectively.

The Revolving Credit Facility under the Bank of America Credit Agreement requires lockbox agreements which provide for all receipts to be swept daily to reduce borrowings outstanding.  These agreements, combined with the existence of a material adverse effect (“MAE”) clause in the Bank of America Credit Agreement, caused the Revolving Credit Facility to be classified as a current liability, per guidance in the Emerging Issues Task Force Issue No. 95-22, Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement.  The Company does not expect to repay, or be required to repay, within one year, the balance of the Revolving Credit Facility classified as a current liability.  The MAE clause, which is a typical requirement in commercial credit agreements, allows the lenders to require the loan to become due if they determine there has been a material adverse effect on the Company’s operations, business, properties, assets, liabilities, condition, or prospects.  The classification of the Revolving Credit Facility as a current liability is a result only of the combination of the lockbox agreements and MAE clause.  The Revolving Credit Facility does not expire or have a maturity date within one year, but rather has a final expiration date of April 20, 2009.  The lender had not notified the Company of any indication of a MAE at September 30, 2007, and the Company was not in default of any provision of the Bank of America Credit Agreement at September 30, 2007.

(7)  Retirement Benefit Plans
Certain active and inactive subsidiaries have pension plans covering substantially all of their employees.  These plans are noncontributory, defined benefit pension plans.  The benefits to be paid under these plans are generally based on employees’ retirement age and years of service.  The Company’s funding policy, subject to the minimum funding requirement of employee benefit and tax laws, is to contribute such amounts as determined on an actuarial basis to provide the plans with assets sufficient to meet the benefit obligations.  Plan assets consist primarily of fixed income investments, corporate equities and government securities.  The Company also provides certain health care and life insurance benefits for some of its retired employees.  The postretirement health plans are unfunded.  Katy uses an annual measurement date of December 31 for the majority of its pension and other postretirement benefit plans for all years presented.

Index

Information regarding the Company’s net periodic benefit cost for pension and other postretirement benefit plans for the three and nine month periods ended September 30, 2007 and 2006 is as follows (amounts in thousands):

	Pension Benefits
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Components of net periodic benefit cost:
Service cost	$6	$3	$9	$7
Interest cost	22	24	68	68
Expected return on plan assets	(22)	(24)	(70)	(68)
Amortization of net loss	9	16	37	44
Net periodic benefit cost	$15	$19	$44	$51

	Other Benefits
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Components of net periodic benefit cost:
Interest cost	$16	$85	$117	$157
Amortization of prior service cost	(30)	66	14	94
Amortization of net loss	18	(8)	26	12
Net periodic benefit cost	$4	$143	$157	$263

Required contributions to the pension plans for 2007 are $10 thousand and Katy made contributions of $0.1 million during 2007.

(8)  Stock Incentive Plans

Stock Options

The following table summarizes stock option activity under each of the Company’s applicable plans:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Options	Price	Life	(in thousands)

Outstanding at December 31, 2006	1,718,000	$3.66

Granted	-	$0.00
Exercised	-	$0.00
Expired	(6,000)	$16.13
Cancelled	(78,200)	$3.71

Outstanding at September 30, 2007	1,633,800	$3.61	6.05 years	$-

Vested and Exercisable at September 30, 2007	1,313,800	$3.83	5.64 years	$-

        As of September 30, 2007, total unvested compensation expense associated with stock options amounted to $0.1 million and is being amortized on a straight-line basis over the respective option’s vesting period.  The weighted average period in which the above compensation cost will be recognized is 0.68 years as of September 30, 2007.

Index

Stock Appreciation Rights

The following table summarizes SARs activity under each of the Company’s applicable plans:

Non-Vested at December 31, 2006	53,434

Granted	6,000
Vested	(42,768)
Cancelled	(3,333)

Non-Vested at September 30, 2007	13,333

Total Outstanding at September 30, 2007	731,748

For the three and nine month periods ended September 30, 2007 and 2006, total compensation (income) expense associated with stock appreciation rights amounted to approximately $0.1 million and ($0.3) million, and $0.2 million and $0.6 million, respectively.

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

Included in the balance at September 30, 2007 are $2.0 million of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.  Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would have accelerated the payment of cash to the taxing authority to an earlier period.

The Company recognizes interest and penalties accrued related to the unrecognized tax benefits in the provision for income taxes.  During the three and nine month periods ended September 30, 2007, the Company recognized an insignificant amount in interest and penalties.  The Company had approximately $0.5 million for the payment of interest and penalties accrued at September 30, 2007.

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

As of September 30, 2007 and December 31, 2006, the Company had deferred tax assets, net of deferred tax liabilities and valuation allowances, of $0.1 million and $1.0 million, respectively.  During the third quarter of 2007, approximately $1.0 million of deferred taxes were reclassified under assets held for sale associated with the sale of the Woods US and Woods Canada business units as further described in Note 13.  Domestic net operating loss (“NOL”) carry forwards comprised $35.3 million of the deferred tax assets for both periods.  Katy’s history of operating losses in many of its taxing jurisdictions provides significant negative evidence with respect to the Company’s ability to generate future taxable income, a requirement in order to recognize deferred tax assets on the Condensed Consolidated Balance Sheets.  For this reason, the Company was unable to conclude at September 30, 2007 and December 31, 2006 that NOLs and other deferred tax assets in the United States and certain unprofitable foreign jurisdictions would be utilized in the future.  As a result, valuation allowances for these entities were recorded as of such dates for the full amount of deferred tax assets, net of the amount of deferred tax liabilities.

Index

The tax expense or benefit recorded in continuing operations is generally determined without regard to other categories of earnings, such as a loss from discontinued operations or other comprehensive income.  An exception is provided if there is aggregate pre-tax income from other categories and a pre-tax loss from continuing operations, even if a valuation allowance has been established against deferred tax assets as of the beginning of the year.  The tax benefit allocated to continuing operations is the amount by which the loss from continuing operations reduces the tax expense recorded with respect to the other categories or earnings.

The provision for income taxes for the three month period ended September 30, 2007 reflects current expense for FIN 48 activity and miscellaneous state income taxes reduced by a benefit of $0.4 million recorded to offset the provision recorded under discontinued operations for domestic income taxes on domestic pre-tax income.  For the nine months ended September 30, 2007, the provision for income taxes reflects current expense for FIN 48 activity and miscellaneous state income taxes.  No benefit from income taxes from continuing and discontinued operations for the nine month period ended September 30, 2007 was required as the Company had a domestic pre-tax loss within continuing and discontinued operations.  For the three and nine month periods ended September 30, 2006, the benefit from income taxes primarily reflects a benefit of $0.8 million and $0.9 million, respectively, associated with the corresponding provision recorded under discontinued operations for domestic income taxes on domestic pre-tax income.  This benefit from income taxes was reduced by miscellaneous state income taxes.

Tax benefits were not recorded on the pre-tax net loss for the three and nine month periods ended September 30, 2007 and 2006 as valuation allowances were recorded related to deferred tax assets created as a result of operating losses in the United States and certain foreign jurisdictions.  As a result of accumulated operating losses in those jurisdictions, the Company has concluded that it was more likely than not that such benefits would not be realized.

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

In 1993, the EPA initiated a proceeding under Section 7003 of the Resource Conservation and Recovery Act (“RCRA”) against W.J. Smith and Katy.  The proceeding sought certain actions at the site and at certain off-site areas, as well as development and implementation of additional cleanup activities to mitigate off-site releases.  In December 1995, W.J. Smith, Katy and the EPA agreed to resolve the proceeding through an Administrative Order on Consent under Section 7003 of RCRA.  While the Company has completed the cleanup activities required by the Administrative Order on Consent under Section 7003 of RCRA, the Company still has further post-closure obligations in the areas of groundwater monitoring, as well as ongoing site operation and maintenance costs.

Index

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

B.           Sterling Fluid Systems (USA) (“Sterling”) has tendered over 2,305 cases pending in Michigan, New Jersey, New York, Illinois, Nevada, Mississippi, Wyoming, Louisiana, Georgia, Massachusetts and California to the Company for defense and indemnification.  With respect to one case, Sterling has demanded that Katy indemnify it for a $200,000 settlement.  Sterling bases its tender of the complaints on the provisions contained in a 1993 Purchase Agreement between the parties whereby Sterling purchased the LaBour Pump business and other assets from the Company.  Sterling has not filed a lawsuit against Katy in connection with these matters.

The tendered complaints all purport to state claims against Sterling and its subsidiaries.  The Company and its current subsidiaries are not named as defendants.  The plaintiffs in the cases also allege that they were exposed to asbestos and products containing asbestos in the course of their employment.  Each complaint names as defendants many manufacturers of products containing asbestos, apparently because plaintiffs came into contact with a variety of different products in the course of their employment.  Plaintiffs claim that LaBour Pump Company, a former division of an inactive subsidiary of Katy, and/or Sterling may have manufactured some of those products.

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

C.           LaBour Pump Company, a former division of an inactive subsidiary of Katy, has been named as a defendant in over 383 similar cases in New Jersey.  These cases have also been tendered by Sterling.  The Company has elected to defend these cases, many of which have been dismissed or settled for nominal sums.

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

In December 1996, Banco del Atlantico (“Plaintiff”), a bank located in Mexico, filed a lawsuit in federal court in Texas against Woods Industries, Inc. (“Woods”), a subsidiary of Katy, and against certain past and/or then present officers, directors and owners of Woods (collectively, “Defendants”).  Plaintiff alleges that it was defrauded into making loans to a Mexican corporation controlled by certain past officers and directors of Woods based upon fraudulent representations and purported guarantees.  Based on these allegations, and others, Plaintiff originally asserted claims for alleged violations of the federal Racketeer Influenced and Corrupt Organizations Act (“RICO”); “money laundering” of the proceeds of the illegal enterprise; the Indiana RICO and Crime Victims Act; common law fraud and conspiracy; and fraudulent transfer.  Plaintiff also seeks recovery upon certain alleged guarantees purportedly executed by Woods Wire Products, Inc., a predecessor company from which Woods purchased certain assets in 1993 (prior to Woods’s ownership by Katy, which began in December 1996).  The primary legal theories under which Plaintiff seeks to hold Woods liable for its alleged damages are respondeat superior, conspiracy, successor liability, or a combination of the three.

Index

The case was transferred from Texas to the Southern District of Indiana in 2003.  In September 2004, Plaintiff and HSBC Mexico, S.A. (collectively, “Plaintiffs”), who intervened in the litigation as an additional alleged owner of the claims against Defendants, filed a Second Amended Complaint.

On August 11, 2005, the Court dismissed with prejudice all of the federal and Indiana RICO claims asserted in the Second Amended Complaint against Woods.  During subsequent discovery, Defendants moved for sanctions for Plaintiffs’ asserted failures to abide by the rules of discovery and produce certain documents and witnesses, including the sanction of dismissal of the case with prejudice.  Defendants also moved for summary judgment on the remaining claims on January 16, 2007.  Plaintiffs also cross-moved for summary judgment in their favor on their claims under the alleged guarantees purportedly executed by old Woods Wire Products, Inc.

On April 9, 2007, while the parties’ summary judgment motions were still being briefed, the Court granted Defendants’ motion for sanctions and dismissed all of Plaintiffs’ claims with prejudice.  The Court’s dismissal order dismisses all claims against Woods.

Plaintiffs have appealed to the Seventh Circuit Court of Appeals both the District Court’s dismissal of their RICO claims in its August 11, 2005 order and the District Court’s dismissal of all their claims in its April 9, 2007 order.  Plaintiffs filed their opening brief on appeal on July 13, 2007.  Defendants filed their opposition brief on September 14, 2007 and Plaintiffs filed their reply brief on October 11, 2007.  No oral argument has yet been scheduled.

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

Other Claims

There are a number of product liability and workers’ compensation claims pending against Katy and its subsidiaries. Many of these claims are proceeding through the litigation process and the final outcome will not be known until a settlement is reached with the claimant or the case is adjudicated.  The Company estimates that it can take up to ten years from the date of the injury to reach a final outcome on certain claims.  With respect to the product liability and workers’ compensation claims, Katy has provided for its share of expected losses beyond the applicable insurance coverage, including those incurred but not reported to the Company or its insurance providers, which are developed using actuarial techniques. Such accruals are developed using currently available claim information, and represent management’s best estimates. The ultimate cost of any individual claim can vary based upon, among other factors, the nature of the injury, the duration of the disability period, the length of the claim period, the jurisdiction of the claim and the nature of the final outcome.

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

Index

The Electrical Products Group is a marketer and distributor of consumer electrical corded products.  As described further in Note 13, the Electrical Products Group meets the criteria to be classified as a discontinued operation and as an Asset Held for Sale as of September 30, 2007.  As a result, no operations information is presented within this footnote.  The following table sets forth information by segment (amounts in thousands):

			Three months ended		Nine months ended
			September 30,		September 30,
			2007	2006	2007	2006
Maintenance Products Group
Net external sales			$49,208	$51,920	$144,732	$148,823
Operating income			528	2,526	2,721	3,308
Operating margin			1.1%	4.9%	1.9%	2.2%
Depreciation and amortization			1,667	1,826	5,401	5,619
Capital expenditures			742	893	2,781	2,232

Total
Net external sales	-	Operating segments	$49,208	$51,920	$144,732	$148,823
		Total	$49,208	$51,920	$144,732	$148,823

Operating loss	-	Operating segments	$528	$2,526	$2,721	$3,308
	-	Unallocated corporate	(1,600)	(2,767)	(5,928)	(7,800)
	-	Severance, restructuring,
		and related charges	(46)	(738)	(2,656)	(1,591)
	-	Gain (loss) on sale of assets	44	(39)	(1,527)	(48)
		Total	$(1,074)	$(1,018)	$(7,390)	$(6,131)

Depreciation and amortization	-	Operating segments	$1,667	$1,826	$5,401	$5,619
	-	Unallocated corporate	23	20	91	92
		Total	$1,690	$1,846	$5,492	$5,711

Capital expenditures	-	Operating segments	$742	$893	$2,781	$2,232
	-	Unallocated corporate	30	7	30	20
	-	Discontinued operations	104	268	399	773
		Total	$876	$1,168	$3,210	$3,025

			September 30,	December 31,
			2007	2006
Total assets	-	Maintenance Products Group	$90,310	$87,430
	-	Electrical Products Group	-	74,025
	-	Other [a]	76,934	14,389
	-	Unallocated corporate	6,228	6,850
		Total	$173,472	$182,694

[a] Amounts shown as “Other” represent items associated with Sahlman Holding Company, Inc., the Company’s equity method investment in both periods.  For September 30, 2007, the amount also includes the assets of the Woods US and Woods Canada business units, which are classified as assets held for sale at September 30, 2007 and further detailed in Note 13.  For December 31, 2006, the amount also includes the real estate holdings of the United Kingdom consumer plastics business unit, which is classified as an asset held for sale at December 31, 2006, and the assets of the CML business unit.

Index

(12)  Severance, Restructuring and Related Charges

Over the past several years, the Company has initiated several cost reduction and facility consolidation initiatives, resulting in severance, restructuring and related charges.  Key initiatives were the consolidation of the St. Louis, Missouri manufacturing/distribution facilities as well as the consolidation of the Glit facilities.  These initiatives resulted from the on-going strategic reassessment of the Company’s various businesses as well as the markets in which they operate.

A summary of charges by major initiative is as follows (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Consolidation of St. Louis manufacturing/distribution facilities	$-	$704	$882	$1,403
Consolidation of Glit facilities	46	-	1,774	-
Corporate office relocation	-	34	-	188
Total severance, restructuring and related charges	$46	$738	$2,656	$1,591

Consolidation of St. Louis manufacturing/distribution facilities– In 2002, the Company committed to a plan to consolidate the manufacturing and distribution of the four Continental Commercial Products, LLC (“CCP”) facilities in the St. Louis, Missouri area.  Management believed that in order to implement a more competitive cost structure and combat competitive pricing pressure, the excess capacity at the Company’s four plastic molding facilities in this area would need to be eliminated.  This plan was expected to be completed by the end of 2003; however, charges have been incurred past 2003 due to changes in assumptions in non-cancelable lease accruals.  Charges in 2007 were for an adjustment to the non-cancelable lease accrual at the Hazelwood, Missouri facility due to changes in the subleasing assumptions.  Charges in 2006 were for an adjustment to the non-cancelable lease accrual at the Hazelwood, Missouri facility due to the execution of a sublease on the property.  Management believes that no further charges will be incurred for this activity, except for potential adjustments to non-cancelable lease liabilities as actual activity compares to assumptions made.  Following is a rollforward of restructuring liabilities by type for the consolidation of St. Louis manufacturing/distribution facilities (amounts in thousands):

Contract
Termination
Costs [b]
Restructuring liabilities at December 31, 2006	$465
Additions	882
Payments	(351)
Restructuring liabilities at September 30, 2007	$996

Consolidation of Glit facilities– In 2002, the Company approved a plan to consolidate the manufacturing facilities of its Glit business unit in order to implement a more competitive cost structure.  It was anticipated that this activity would begin in early 2003 and be completed by the end of the second quarter of 2004.  Due to numerous operational issues, including management turnover and a small fire at the Wrens, Georgia facility, the completion of this consolidation was delayed.  In 2007, the Company closed the Washington, Georgia facility and integrated its operation into Wrens, Georgia.  Charges were incurred in 2007 associated with severance for terminations at the Washington, Georgia facility ($0.1 million), costs for the removal of equipment and cleanup of the Washington, Georgia facility ($0.2 million), the establishment of non-cancelable lease liabilities for the abandoned Washington, Georgia facility ($0.8 million), and other lease-related costs ($0.7 million).  Other lease-related costs represent write-offs of leasehold improvements ($0.3 million) and a favorable lease intangible asset ($0.4 million) related to the Washington, Georgia facility.  Management believes that no further charges will be incurred for this activity, except for potential adjustments to non-cancelable lease liabilities as actual activity compares to assumptions made.  Following is a rollforward of restructuring liabilities by type for the consolidation of Glit facilities (amounts in thousands):

Index

		One-time	Contract
		Termination	Termination
	Total	Benefits [a]	Costs [b]	Other [c]
Restructuring liabilities at December 31, 2006	$5	$-	$5	$-
Additions	1,774	151	1,450	173
Payments	(365)	(151)	(41)	(173)
Other	(689)	-	(689)
Restructuring liabilities at September 30, 2007	$725	$-	$725	$-

Corporate office relocation– In November 2005, the Company announced the closing of its corporate office in Middlebury, Connecticut, and the relocation of certain corporate functions to the CCP location in Bridgeton, Missouri, the outsourcing of other functions, and the move of the remaining functions to a new location in Arlington, Virginia.  The amounts recorded in 2006 primarily relate to severance for employees at the Middlebury office.  There was no activity for this initiative during the first nine months of 2007.

The table below details activity in restructuring reserves since December 31, 2006 (amounts in thousands):

		One-time	Contract
		Termination	Termination
	Total	Benefits [a]	Costs [b]	Other [c]
Restructuring liabilities at December 31, 2006	$470	$-	$470	$-
Additions	2,656	151	2,332	173
Payments	(716)	(151)	(392)	(173)
Other	(689)	-	(689)
Restructuring liabilities at September 30, 2007 [d]	$1,721	$-	$1,721	$-

[a] Includes severance, benefits, and other employee-related charges associated with the employee terminations.

[b] Includes charges related to non-cancelable lease liabilities for abandoned facilities, net of potential sub-lease revenue.  Total maximum potential amount of lease loss, excluding any sub-lease rentals, is $3.4 million as of September 30, 2007.  The Company has included $1.7 million as an offset for sub-lease rentals.

[c] Includes charges associated with equipment removal and cleanup of abandoned facility.

[d] The remaining severance, restructuring and related charges for these initiatives are expected to be approximately $0.3 million, primarily related to the consolidation of the Glit facilities program.

The table below details activity in restructuring reserves by operating segment since December 31, 2006 (amounts in thousands):

Maintenance
Products
Group
Restructuring liabilities at December 31, 2006	$470
Additions	2,656
Payments	(716)
Other	(689)
Restructuring liabilities at September 30, 2007	$1,721

Index

The table below summarizes the future obligations for severance, restructuring and other related charges by operating segment detailed above (amounts in thousands):

Maintenance
Products
Group
2007	$169
2008	309
2009	271
2010	297
2011	299
Thereafter	376
Total Payments	$1,721

(13)  Discontinued Operations

Five of Katy’s operations have been classified as discontinued operations for the three and nine month periods ended September 30, 2007 and 2006 in accordance with SFAS No. 144, Accounting for the Impairments or Disposal of Long Lived Assets (“SFAS No. 144”).

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

On November 1, 2007, the Company entered into a definitive agreement to sell Woods US and Woods Canada for $45.0 million subject to adjustments based on working capital levels at closing.  The ultimate sales price could change from current expectation.  As a result, the net assets of these business units have been classified as assets and liabilities held for sale on the Condensed Consolidated Balance Sheets in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”).

Index

Following is a summary of the major asset and liability categories for the discontinued operations not reflected as assets and liabilities held for sale:

	September 30,	December 31,
	2007	2006

Current assets:
Accounts receivable, net	$-	$3,364
Inventories, net	-	2,947
Other current assets	-	152
	$-	$6,463

Non-current assets:
Intangibles, net	$-	$648
Property and equipment, net	-	661
	$-	$1,309

Current liabilities:
Accounts payable	$-	$1,777
Accrued expenses	350	2,590
	$350	$4,367

At September 30, 2007, the balance represents remaining liabilities of the Metal Truck Box business unit.  At December 31, 2006, the balances represent the assets and liabilities of the Metal Truck Box and CML business units.

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

In accordance with SFAS No. 144, the Woods US and Woods Canada business units will be classified as a discontinued operation as operations and cash flows will be eliminated from on-going operations with no significant continuing involvement in this business.  Assets and liabilities held for sale, related to these discontinued operations, are comprised of the following assets and liabilities as of September 30, 2007:

Assets held for sale:
Cash and cash equivalents	$1,627
Accounts receivable, net	29,584
Inventories, net	41,744
Other current assets	2,037
Intangibles, net	174
Other	546
Property and equipment, net	1,720
Accumulated other comprehensive loss	(2,772)
$74,660

Liabilities held for sale:
Accounts payable	$19,944
Accrued compensation	501
Accrued expenses	8,079
Other liabilities	234
$28,758

Index

At December 31, 2006 the assets and liabilities of the Woods US and Woods Canada business units are included within the individual line items on the balance sheet.  The amount classified as Asset Held for Sale represents the real estate holdings of the United Kingdom consumer plastics business unit.

The historical operating results of the Metal Truck Box business unit, the United Kingdom consumer plastics business unit, the CML business unit, and the Woods US and Woods Canada business units, have been segregated as discontinued operations on the Condensed Consolidated Statements of Operations.  Selected financial data for discontinued operations is summarized as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Net sales	$46,487	$73,770	$130,587	$155,945
Pre-tax profit	$2,500	$3,920	$913	$4,551
Pre-tax (loss) gain on sale of discontinued operations	$-	$(3,200)	$8,817	$(3,230)

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Restatement of Prior Financial Information

As a result of accounting errors in our raw material inventory records, management and the Company’s Audit Committee determined on August 6, 2007 that the Company’s consolidated financial statements for the three and nine months ended September 30, 2006 should no longer be relied upon.  Our decision to restate our consolidated financial statements is based on facts obtained by management and the results of an internal investigation of the physical raw material inventory counting process at CCP.  These procedures resulted in the identification of the overstatement of raw material inventory when completing the physical inventory.  At the time of the physical inventories, the Company did not have sufficient controls in place to ensure that the accurate physical raw material inventory on hand was properly accounted for and reported in the proper period.

In addition, as part of the restatement, the Company will be recording additional items, certain of which were previously identified and determined to be immaterial.  The impact of these additional items on net loss is approximately zero and $0.4 million for the three and nine months ended September 30, 2006, respectively, which is allocated entirely to loss from continuing operations.

Refer to Note 1 of the Consolidated Financial Statements for additional discussion related to the effects of the restatement.

Index

Three Months Ended September 30, 2007 versus Three Months Ended September 30, 2006

	2007		2006
	(Amounts in Millions, Except Per Share Data)

	$	% to Sales	$	% to Sales
Net sales	$49.2	100.0	$51.9	100.0
Cost of goods sold	43.7	88.8	44.4	85.5
Gross profit	5.5	11.2	7.5	14.5
Selling, general and administrative expenses	6.6	13.4	7.8	15.0
Severance, restructuring and related charges	-	0.1	0.7	1.4
(Gain) loss on sale of assets	-	(0.1)	-	0.1
Operating loss	(1.1)	(2.2)	(1.0)	(2.0)

Interest expense	(1.1)		(1.2)
Other, net	(0.2)		-

Loss from continuing operations before (provision for)
benefit from income taxes	(2.4)		(2.2)
(Provision for) benefit from income taxes from
continuing operations	-		0.7

Loss from continuing operations	(2.4)		(1.5)
Income from operations of discontinued businesses
(net of tax)	1.6		2.7
Loss on sale of discontinued businesses (net of tax)	-		(3.2)

Net loss	$(0.8)		$(2.0)

Loss per share of common stock - basic and diluted:

Loss from continuing operations	$(0.30)		$(0.18)
Discontinued operations	0.20		(0.07)
Net loss	$(0.10)		$(0.25)

Overview

Our consolidated net sales for the three month period ended September 30, 2007 decreased $2.7 million compared to the three month period ended September 30, 2006.  The decline in net sales of 5% was comprised of lower volumes of 11% offset by higher pricing of 6%.  Gross margins were 11.2% for the three month period ended September 30, 2007, a decrease of 3.3 percentage points compared to the three month period ended September 30, 2006.  Selling, general and administrative expense (“SG&A”) as a percentage of sales decreased from 15.0% for the third quarter of 2006 to 13.4% for the third quarter of 2007.  The operating loss of ($1.1) million for the three month period ended September 30, 2007 was comparable to prior year, primarily due to the lower selling, general and administrative expenses as well as severance, restructuring and related charges in 2007 offsetting the above gross margin reduction.

Results within both periods presented reflect activity of our discontinued business units: the Metal Truck Box business unit, the United Kingdom consumer plastics business unit, the CML business unit, and the Woods US and Woods Canada business units as discontinued operations.  Overall, we reported a net loss of ($0.8) million [($0.10) per share] for the three month period ended September 30, 2007, versus a net loss of ($2.0) million [($0.25) per share] in the same period of 2006.

Index

Net Sales

Maintenance Products Group

Net sales from the Maintenance Products Group decreased from $51.9 million for the three month period ended September 30, 2006 to $49.2 million in 2007.  Overall, the decline of 5% was primarily due to lower volumes of 11% partially offset by higher pricing of 6%.  The lower sales volume was primarily at our Glit business unit as it was adversely impacted by activity within the building industry.  Other business units selling suffered declines as well but not to the extent of our Glit business.

Higher pricing resulted from the implementation of selling price increases, most of which took effect in the fourth quarter of 2006 and the first quarter of 2007.  The implementation of price increases was in response to the accelerating cost of our primary raw materials, packaging materials, utilities and freight.

Operating Loss

	Three months ended September 30,
	(Amounts in Millions)
	2007		2006		Change
	$	% Margin	$	% Margin	$	% Margin
Maintenance Products Group	$0.5	1.1	$2.5	4.9	$(2.0)	(3.8)
Unallocated corporate expense	(1.6)		(2.8)		1.2
	(1.1)	(2.2)	(0.3)	(0.5)	(0.8)	(1.7)

Severance, restructuring and related charges	-		(0.7)		0.7
Gain (loss) on sale of assets	-		-		-
Operating loss	$(1.1)	(2.2)	$(1.0)	(2.0)	$(0.1)	(0.2)

Maintenance Products Group

The Maintenance Products Group’s operating income decreased from $2.5 million (4.9% of net sales) during the three month period ended September 30, 2006 to $0.5 million (1.1 % of net sales) for the three month period ended September 30, 2007.  The reduction in operating income resulted from lower volume and production inefficiencies at our Glit business as well as an unfavorable variance in our quarterly LIFO adjustment of $0.7 million.

Corporate

Corporate operating expenses decreased from $2.8 million in the three month period ended September 30, 2006 to $1.6 million in three month period ended September 30, 2007 principally due to lower requirements under the Company’s incentive compensation plan and self insurance programs as well as various cost improvements implemented in the past year.

Severance, Restructuring and Related Charges

Operating results for the Company during the three month period ended September 30, 2007 and 2006 were impacted by severance, restructuring and related charges of $46 thousand and $0.7 million, respectively.  Charges in 2007 related to the closure of the Washington, Georgia facility.  Charges in 2006 related to changes in lease assumptions for the Hazelwood abandoned facility.

Other Items

Interest expense decreased by $0.1 million in the third quarter of 2007 compared to the same period of 2006, primarily as a result of lower levels of outstanding borrowings.  The provision for income taxes for the three month period ended September 30, 2007 reflects a current expense for FIN 48 related expense along with miscellaneous state income taxes reduced by a benefit of $0.4 million offsetting an income tax provision reflected under discontinued operations for income taxes associated with domestic pre-tax income.  The benefit from income taxes for the three month period ended September 30, 2006 primarily reflects a benefit of $0.8 million associated with the corresponding provision recorded under discontinued operations for income taxes associated with domestic pre-tax income.

The Woods US and Woods Canada businesses meet the criteria for classification as an Asset Held for Sale and as a discontinued operation and all activity associated with these business units reflects this classification.  In addition, with the sale of the Metal Truck Box business unit, the United Kingdom consumer plastics business unit, and the CML business unit over the past two years, all activity associated with these units are classified as a discontinued operation.  Income from operations, net of tax, for these business units was approximately $1.6 million in 2007 compared to income of $2.7 million in 2006.  The three month period ended September 30, 2006 includes a $3.2 million impairment charge related to the United Kingdom consumer plastics business unit upon its classification as an Asset Held for Sale as of September 30, 2006.

Index

Nine Months Ended September 30, 2007 versus Nine Months Ended September 30, 2006

	2007		2006
	(Amounts in Millions, Except Per Share Data)

	$	% to Sales	$	% to Sales
Net sales	$144.7	100.0	$148.8	100.0
Cost of goods sold	126.9	87.7	129.6	87.1
Gross profit	17.8	12.3	19.2	12.9
Selling, general and administrative expenses	21.0	14.5	23.7	15.9
Severance, restructuring and related charges	2.7	1.8	1.6	1.1
Loss on sale of assets	1.5	1.1	-	0.0
Operating loss	(7.4)	(5.1)	(6.1)	(4.1)

Gain on SESCO joint venture transaction	-		0.6
Interest expense	(3.2)		(3.9)
Other, net	(0.1)		0.4

Loss from continuing operations before (provision for)
benefit from income taxes	(10.7)		(9.0)
(Provision for) benefit from income taxes from
continuing operations	(0.6)		0.8

Loss from continuing operations	(11.3)		(8.2)
(Loss) income from operations of discontinued businesses
(net of tax)	(0.3)		2.5
Gain (loss) on sale of discontinued businesses (net of tax)	8.8		(3.2)

Loss before cumulative effect of a change in accounting principle	(2.8)		(8.9)
Cumulative effect of a change in accounting principle (net of tax)	-		(0.8)

Net loss	$(2.8)		$(9.7)

Loss per share of common stock - basic and diluted:

Loss from continuing operations	$(1.43)		$(1.03)
Discontinued operations	1.08		(0.10)
Cumulative effect of a change in accounting principle	-		(0.09)
Net loss	$(0.35)		$(1.22)

 Overview

Our consolidated net sales for the nine month period ended September 30, 2007 decreased $4.1 million compared to the nine month period ended September 30, 2006.  The decrease in net sales of 3% was comprised of lower volumes of 6% offset by higher pricing of 3%.  Gross margins were 12.3% for the nine month period ended September 30, 2007; a decrease of 0.6 percentage points compared to the nine month period ended September 30, 2006.  SG&A as a percentage of sales decreased from 15.9% for the first nine months of 2006 to 14.5% for the first nine months of 2007 primarily as a result of lower Corporate costs.  The operating loss increased by $1.3 million to ($7.4) million, primarily due to higher severance, restructuring and related charges and loss on sale of assets incurred during 2007.

Results within both periods presented reflect activity of our discontinued business units: the Metal Truck Box business unit, the United Kingdom consumer plastics business unit, the CML business unit, and the Woods US and Woods Canada business units as discontinued operations.  During the nine month period ended September 30, 2006, we reported a cumulative effect of a change in accounting principle of ($0.8) million [($0.09) per share] associated with the adoption, effective January 1, 2006, of SFAS No. 123R.  Overall, we reported a net loss of ($2.8) million [($0.35) per share] for the nine month period ended September 30, 2007, versus a net loss of ($9.7) million [($1.22) per share] in the same period of 2006.

Index

Net Sales

Maintenance Products Group

Net sales from the Maintenance Products Group decreased from $148.8 million during the nine month period ended September 30, 2006 to $144.7 million during the nine month period ended September 30, 2007.  Overall, this decline of 3% was primarily due to lower volumes of 6% partially offset by higher pricing of 3%.  Activity within the business units selling into the janitorial markets as well as lower volume at our Glit business due to reduced building industry activity were the primary reasons for the volume shortfall for the nine months ended September 30, 2007.

Higher pricing resulted from the implementation of selling price increases across the Maintenance Products Group, which took effect throughout 2006 and the first quarter of 2007.  The implementation of price increases was in response to the accelerating cost of our primary raw materials, packaging materials, utilities and freight.

Operating Loss

	Nine months ended September 30,
	(Amounts in Millions)
	2007		2006		Change
	$	% Margin	$	% Margin	$	% Margin
Maintenance Products Group	$2.7	1.9	$3.3	2.2	$(0.6)	(0.3)
Unallocated corporate expense	(5.9)		(7.8)		1.9
	(3.2)	(2.2)	(4.5)	(3.0)	1.3	0.8

Severance, restructuring and related charges	(2.7)		(1.6)		(1.1)
Loss on sale of assets	(1.5)		-		(1.5)
Operating loss	$(7.4)	(5.1)	$(6.1)	(4.1)	$(1.3)	(1.0)

Maintenance Products Group

The Maintenance Products Group’s operating income decreased from $3.3 million (2.2% of net sales) during the nine month period ended September 30, 2006 to $2.7 million (1.9% of net sales) for the nine month period ended September 30, 2007.  The reduction was primarily attributable to the production inefficiencies at the Glit business unit in the third quarter of 2007 as well as an unfavorable variance in our quarterly LIFO adjustments of $0.6 million. SG&A as a percentage of net sales in the first nine months of 2007 was slightly lower versus the first nine months of 2006 due mostly to cost containment measures.

Corporate

Corporate operating expenses decreased from $7.8 million in the nine month period ended September 30, 2006 to $5.9 million in the nine month period ended September 30, 2007 principally due to lower compensation cost associated with stock appreciation rights and stock options, as well as requirements under the Company’s incentive compensation plan and lower health and general liability insurance costs in 2007.

Severance, Restructuring and Related Charges

Operating results for the Company during the nine month period ended September 30, 2007 and 2006 were negatively impacted by severance, restructuring and related charges of $2.7 million and $1.6 million, respectively.  Charges in 2007 related to changes in lease assumptions for the Hazelwood abandoned facility.  In addition, the Company incurred severance, restructuring and related charges with the closure of the Washington, Georgia facility.  Upon ceasing use of the facility, costs included the impairment of assets and other costs associated with abandoning the facility.  Charges in 2006 related to changes in lease assumptions for an abandoned facility upon the execution of a sublease ($1.4 million) with the remaining charges primarily related to the relocation of the corporate headquarters.

Index

Other Items

On June 27, 2006, the Company and Montenay amended the partnership interest purchase agreement in order to allow the Company to completely exit from the SESCO operations and related obligations.  In addition, Montenay became the guarantor under the loan obligation for the IRBs.  Montenay purchased the Company’s limited partnership interest for $0.1 million and a reduction of approximately $0.6 million in the face amount due to Montenay as agreed upon in the original partnership agreement.  In addition, Montenay removed the Company as the performance guarantor under the service agreement.  As a result of the above transaction, the Company recorded a gain of $0.4 million within continuing operations during the nine months ended September 30, 2006 given the reduction in the face amount due to Montenay as agreed upon in the original partnership interest purchase agreement.  In addition, the Company recorded a gain on the sale of the partnership interest of approximately $0.1 million as reflected within continuing operations.

Interest expense was $0.7 million lower for the first nine months of 2007 versus the same period of 2006 as a result of lower average borrowings and interest rates.  The provision for income taxes for the nine month period ended September 30, 2007 reflects current expense for FIN 48 activity and miscellaneous state income taxes.  The benefit from income taxes for the nine month period ended September 30, 2006 reflects a benefit of $0.9 million which offsets a tax provision reflected under discontinued operations for domestic income taxes.  Tax benefits were not recorded on pre-tax net loss for 2007 and 2006 as valuation allowances were recorded related to deferred tax assets created as a result of operating losses in the United States and certain foreign jurisdictions.

The Woods US and Woods Canada businesses meet the criteria for classification as an Asset Held for Sale and as a discontinued operation and all activity associated with these business units reflected this classification.  In addition, with the sale of the Metal Truck Box business unit, the United Kingdom consumer plastics business unit, and the CML business unit over the past two years, all activity associated with these units are classified as a discontinued operation.  The Company had a ($0.3) million loss from operations for these business units in 2007 compared to income of $2.5 million in 2006, primarily resulting from activity associated with Woods US and Woods Canada.  The nine month period ended September 30, 2007 includes an $8.8 million gain on the sale of the CML business unit and the real estate assets of the United Kingdom consumer plastics business.  The nine month period ended September 30, 2006 includes a $30 thousand loss on the sale of the Metal Truck Box business unit as well as $3.2 million impairment charge related to the United Kingdom consumer plastics business unit upon its classification as an Asset Held for Sale as of September 30, 2006.

Effective January 1, 2006, the Company adopted SFAS No. 123R.  As a result, a cumulative effect of this adoption of $0.8 million was recognized associated with the fair value of all vested SARs.  See Note 2 to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion of the cumulative effect of a change in accounting principle.

LIQUIDITY AND CAPITAL RESOURCES

We require funding for working capital needs and capital expenditures.  We believe that our cash flow from operations and the use of available borrowings under the Bank of America Credit Agreement (as defined below) provide sufficient liquidity for our operations going forward.  As of September 30, 2007, we had cash and cash equivalents of $2.2 million versus cash and cash equivalents of $7.4 million at December 31, 2006.  Also as of September 30, 2007, we had outstanding borrowings of $52.4 million [61% of total capitalization], under the Bank of America Credit Agreement, as defined below, with unused borrowing availability on the Revolving Credit Facility, as defined below, of $16.4 million.  As of December 31, 2006, we had outstanding borrowings of $56.9 million [58% of total capitalization].  We used $12.9 million of cash in operations during the nine months ended September 30, 2007 versus $3.7 million during the nine months ended September 30, 2006.  The use of cash flow in operations was primarily attributable to the change in working capital requirements within our Maintenance Products Group.

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

Index

The Revolving Credit Facility has an expiration date of April 20, 2009 and its borrowing base is determined by eligible inventory and accounts receivable.  Unused borrowing availability on the Revolving Credit Facility was $16.4 million at September 30, 2007.  All extensions of credit under the Bank of America Credit Agreement are collateralized by a first priority security interest in and lien upon the capital stock of each material domestic subsidiary (65% of the capital stock of each material foreign subsidiary), and all present and future assets and properties of Katy.  The Term Loan also has a final maturity date of April 20, 2009 with quarterly payments of $0.4 million, as amended and beginning April 1, 2007.  A final payment of $8.2 million is scheduled to be paid in April 2009.  The Term Loan is collateralized by the Company’s property, plant and equipment.

The Company’s borrowing base under the Bank of America Credit Agreement is reduced by the outstanding amount of standby and commercial letters of credit.  Vendors, financial institutions and other parties with whom the Company conducts business may require letters of credit in the future that either (1) do not exist today or (2) would be at higher amounts than those that exist today.  Currently, the Company’s largest letters of credit relate to our casualty insurance programs.  At September 30, 2007, total outstanding letters of credit were $6.0 million.

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

Effective since April 2005, interest rate margins have been set at the largest margins set forth in the Bank of America Credit Agreement, 275 basis points over applicable LIBOR rates for Revolving Credit Facility borrowings and 300 basis points over LIBOR for borrowings under the Term Loan.  In accordance with the Bank of America Credit Agreement, margins on the Term Loan will drop an additional 25 basis points if the balance of the Term Loan is reduced below $10.0 million.  Interest accrues at higher margins on prime rates for swing loans, the amounts of which were nominal at September 30, 2007.

Effective August 17, 2005, the Company entered into a two-year interest rate swap on a notional amount of $25.0 million in the first year and $15.0 million in the second year.  The purpose of the swap was to limit the Company’s exposure to interest rate increases on a portion of the Revolving Credit Facility over the two-year term of the swap.  The fixed interest rate under the swap over the life of the agreement was 4.49%.  The interest rate swap expired on August 17, 2007.

All of the debt under the Bank of America Credit Agreement is re-priced to current rates at frequent intervals.  Therefore, its fair value approximates its carrying value at September 30, 2007.  For the three and nine month periods ended September 30, 2007 and 2006, the Company had amortization of debt issuance costs, included within interest expense, of $0.3 million and $1.2 million, and $0.3 million and $0.9 million, respectively.  Included in amortization of debt issuance costs is approximately $0.3 million for the nine month period ended September 30, 2007 of debt issuance costs written off due to the reduction in the Revolving Credit Facility on March 8, 2007.  In addition, the Company incurred $0.1 million and $0.2 million associated with amending the Bank of America Credit Agreement, as discussed above, for the six month periods ended September 30, 2007 and 2006, respectively.

The Revolving Credit Facility under the Bank of America Credit Agreement requires lockbox agreements which provide for all receipts to be swept daily to reduce borrowings outstanding.  These agreements, combined with the existence of a material adverse effect (“MAE”) clause in the Bank of America Credit Agreement, caused the Revolving Credit Facility to be classified as a current liability, per guidance in the Emerging Issues Task Force Issue No. 95-22, Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement.  The Company does not expect to repay, or be required to repay, within one year, the balance of the Revolving Credit Facility classified as a current liability.  The MAE clause, which is a typical requirement in commercial credit agreements, allows the lenders to require the loan to become due if they determine there has been a material adverse effect on the Company’s operations, business, properties, assets, liabilities, condition, or prospects.  The classification of the Revolving Credit Facility as a current liability is a result only of the combination of the lockbox agreements and MAE clause.  The Revolving Credit Facility does not expire or have a maturity date within one year, but rather has a final expiration date of April 20, 2009.  The lender had not notified the Company of any indication of a MAE at September 30, 2007, and the Company was not in default of any provision of the Bank of America Credit Agreement at September 30, 2007.

Index

Contractual Obligations

We have contractual obligations associated with our debt, operating lease agreements, severance and restructuring, and other obligations.  Our obligations as of September 30, 2007, are summarized below (in thousands of dollars):

Contractual Cash Obligations	Total	Due in less than 1 year	Due in 1-3 years	Due in 3-5 years	Due after 5 years
Revolving credit facility [a]	$41,977	$41,977	$-	$-	$-
Term loans	10,418	1,500	8,918	-	-
Interest on debt [b]	6,622	4,298	2,324	-	-
Operating leases [c]	16,876	7,731	7,362	1,445	338
Severance and restructuring [c]	1,081	400	347	202	132
Post-retirement benefits [d]	5,447	754	1,375	1,020	2,298
Total Contractual Obligations	$82,421	$56,660	$20,326	$2,667	$2,768

Other Commercial Commitments	Total	Due in less than 1 year	Due in 1-3 years	Due in 3-5 years	Due after 5 years
Commercial letters of credit	$350	$350	$-	$-	$-
Stand-by letters of credit	5,650	5,650	-	-	-
Total Commercial Commitments	$6,000	$6,000	$-	$-	$-

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

[c] Future non-cancelable lease rentals are included in the line entitled “Operating leases,” which also includes obligations associated with restructuring activities.  The Condensed Consolidated Balance Sheets at September 30, 2007 includes $1.7 million in discounted liabilities associated with non-cancelable operating lease rentals, net of estimated sub-lease revenues, related to facilities that have been abandoned as a result of restructuring and consolidation activities.

[d] Benefits consist of postretirement medical obligations to retirees of former subsidiaries of Katy, as well as deferred compensation plan liabilities to former officers of the Company.

Off-balance Sheet Arrangements

Not applicable.

Index

Cash Flow

Liquidity was favorably impacted during the first nine months of 2007 as a result of proceeds received on the sale of the CML business unit.  However, we used $12.9 million of operating cash compared to $3.7 million during the same nine months of 2006.  Debt obligations at September 30, 2007 decreased $4.5 million from December 31, 2006, primarily as the result of proceeds received from the sale of the CML business unit offset by lower operating earnings and higher working capital requirements.

Operating Activities

Cash flow used in operating activities before changes in operating assets was $2.2 million in the first nine months of 2007 versus $1.1 million in the same period of 2006.  While we had net losses in both periods, these amounts included non-cash items such as depreciation, amortization and amortization of debt issuance costs.  We used $4.5 million of cash related to operating assets and liabilities during the nine months ended September 30, 2007 versus providing $3.6 million during the nine months ended September 30, 2006. Our operating cash flow was adversely impacted by inventory and accounts payable levels and the corresponding fluctuation from the year end position.

Investing Activities

Capital expenditures of continuing operations totaled $2.8 million during the nine months ended September 30, 2007 as compared to $2.3 million during the nine months ended September 30, 2006.  For the nine month period ended September 30, 2007, the Company received $17.0 million in cash proceeds from the sale of the United Kingdom consumer plastics business unit real estate holdings and the CML business unit, compared to receiving $2.4 million in cash proceeds from the sale of the Metal Truck Box business unit for the nine month period ended September 30, 2006.

Financing Activities

Overall, debt decreased $4.5 million during the nine months ended September 30, 2007 versus an increase of $4.4 million during the nine months ended September 30, 2006, primarily relating to the proceeds received on the sale of the CML business unit.  Direct debt costs totaling $0.1 million and $0.2 million in 2007 and 2006, respectively, primarily represents a fee paid to our lenders in connection with the amendments made to the Bank of America Credit Agreement.

STOCK EXCHANGE LISTING

On April 9, 2007, the Company announced that the New York Stock Exchange (“NYSE”) would suspend trading of the Company’s shares of common stock due to noncompliance with the continuing listing standards of the NYSE.  The Company did not meet the required market capitalization level of $75.0 million over a consecutive thirty day trading period or the required total stockholders’ equity of not less than $75.0 million.  The shares of Katy were suspended from trading on the NYSE at the close of business on April 12, 2007.  With the expectation that the NYSE would delist the Company’s shares, the Company pursued conducting the trading of its shares on another exchange or quotation system.  On April 16, 2007, the Company announced that its shares of common stock began trading on the OTC Bulletin Board, effective immediately, under the ticker symbol “KATY.”

SEVERANCE, RESTRUCTURING AND RELATED CHARGES

        The Company has initiated several cost reduction and facility consolidation initiatives, resulting in severance, restructuring and related charges.  Key initiatives were the consolidation of the St. Louis manufacturing/distribution facilities as well as the consolidation of the Glit facilities.  These initiatives resulted from the on-going strategic reassessment of our various businesses as well as the markets in which they operate.

Index

A summary of charges by major initiative is as follows (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Consolidation of St. Louis manufacturing/distribution facilities	$-	$704	$882	$1,403
Consolidation of Glit facilities	46	-	1,774	-
Corporate office relocation	-	34	-	188
Total severance, restructuring and related charges	$46	$738	$2,656	$1,591

The impact of actions in connection with the above initiatives on the Company’s reportable segments (before tax) is as follows (amounts in thousands):

	Total Expected Cost	Total Provision to Date

Maintenance Products Group	$23,749	$23,449
Electrical Products Group	12,683	12,683
Corporate	12,290	12,290
	$48,722	$48,422

A rollforward of all restructuring and related reserves since December 31, 2006 is as follows (amounts in thousands):

		One-time	Contract
		Termination	Termination
	Total	Benefits [a]	Costs [b]	Other [c]
Restructuring liabilities at December 31, 2006	$470	$-	$470	$-
Additions	2,656	151	2,332	173
Payments	(716)	(151)	(392)	(173)
Other	(689)	-	(689)
Restructuring liabilities at September 30, 2007 [d]	$1,721	$-	$1,721	$-

[a] Includes severance, benefits, and other employee-related charges associated with the employee terminations.

[b] Includes charges related to non-cancelable lease liabilities for abandoned facilities, net of potential sub-lease revenue.  Total maximum potential amount of lease loss, excluding any sub-lease rentals, is $3.4 million as of September 30, 2007.  The Company has included $1.7 million as an offset for sub-lease rentals.

[c] Includes charges associated with equipment removal and cleanup of abandoned facility.

[d] The remaining severance, restructuring and related charges for these initiatives are expected to be approximately $0.3 million, primarily related to the consolidation of the Glit facilities program.

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

Index

OUTLOOK FOR 2007

We experienced lower volume performance during 2006 in our Contico and Glit business units.  For the first nine months of 2007, volume continues to be lower within most of the Maintenance Products Group business units.  This lower volume has been partially offset by the impact of price increases made over the past two years.  Given the relative stability of resin and other materials pricing projected through the end of 2007, we anticipate pricing levels to be stable for the remainder of 2007 for products within the Maintenance Products Group.  Any potential sales growth over the fourth quarter of 2006 will be driven strictly by price increases implemented in late 2006 and early 2007 as the trend present in the first nine months of 2007 is expected to continue for the rest of the year.

We believe that the quality, shipping and production issues present at our Glit business unit in 2005 significantly improved in 2006.  The Glit business unit improved its quality level and has executed the consolidation of the Pineville, North Carolina and Washington, Georgia operations into the Wrens, Georgia facility over the past two years.  However, our operating results have been adversely impacted by Glit’s operating performance in 2007 due to lower volumes, mix of products and overall production efficiencies.

Cost of goods sold is subject to variability in the prices for certain raw materials, most significantly thermoplastic resins used in the manufacture of plastic products for the Continental and Contico businesses.  Prices of plastic resins, such as polyethylene and polypropylene increased steadily from the latter half of 2002 through 2005 with prices in 2006 and 2007 being relatively stable.  Management has observed that the prices of plastic resins are driven to an extent by prices for crude oil and natural gas, in addition to other factors specific to the supply and demand of the resins themselves.  Prices for corrugated packaging material and other raw materials have also accelerated over the past few years.  We have not employed an active hedging program related to our commodity price risk, but are employing other strategies for managing this risk, including contracting for a certain percentage of resin needs through supply agreements and opportunistic spot purchases.  We have experienced cost increases within the past few years in the prices of primary raw materials used in our products and inflation in other costs such as packaging materials, utilities and freight.  In a climate of rising raw material costs, we experienced difficulty in raising prices to shift these higher costs to our consumer customers for our plastic products.  Our future earnings may be negatively impacted to the extent further increases in costs for raw materials cannot be recovered or offset through higher selling prices.  We cannot predict the direction our raw material prices will take beyond 2007.

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

SG&A expenses were comparable as a percentage of sales in 2006 versus 2005 and should be lower as a percentage of sales in 2007 primarily from cost improvements made in the past year.  We will continue to evaluate the possibility of further consolidation of administrative processes.

Interest rates rose in 2006, however, interest rates did decline during 2007.  Ultimately, we cannot predict the future levels of interest rates.  Under the Bank of America Credit Agreement, as amended, the Company’s interest rate margins on all of our outstanding borrowings and letters of credit are at the highest levels set forth in the Bank of America Credit Agreement.

Given our history of operating losses, along with guidance provided by the accounting literature covering accounting for income taxes, we are unable to conclude it is more likely than not that we will be able to generate future taxable income sufficient to realize the benefits of domestic deferred tax assets carried on our books.  Therefore, except for our profitable foreign subsidiaries, a full valuation allowance on the net deferred tax asset position was recorded at December 31, 2006 and 2005, and we do not expect to record the benefit of any deferred tax assets that may be generated in 2007.  We will continue to record current expense, within continuing and discontinued operations, associated with foreign and state income taxes.

Our financial performance benefited from favorable currency translation as the Canadian dollar throughout 2006 and first half of 2007 against the U.S. dollar.  While we cannot predict the ultimate direction of exchange rates, we do not expect to see the same favorable impact on our financial performance for the remainder of 2007.

Index

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

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995

          This report and the information incorporated by reference in this report contain various “forward-looking statements” as defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended (the “Exchange Act”).  The forward-looking statements are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management.  We have based these forward-looking statements on current expectations and projections about future events and trends affecting the financial condition of our business.  These forward-looking statements are subject to risks and uncertainties that may lead to results that differ materially from those expressed in any forward-looking statement made by us or on our behalf, including, among other things:

-	Increases in the cost of, or in some cases continuation of, the current price levels of plastic resins, copper, paper board packaging, and other raw materials.

-	Our inability to reduce product costs, including manufacturing, sourcing, freight, and other product costs.

-	Greater reliance on third parties for our finished goods as we increase the portion of our manufacturing that is outsourced.

-	Our inability to reduce administrative costs through consolidation of functions and systems improvements.

-	Our inability to execute our systems integration plan.

-	Our inability to successfully integrate our operations as a result of the facility consolidations.

-	Our inability to achieve product price increases, especially as they relate to potentially higher raw material costs.

-	The potential impact of losing lines of business at large mass merchant retailers in the discount and do-it-yourself markets.

-	Competition from foreign competitors.

Index

-	The potential impact of rising interest rates on our LIBOR-based Bank of America Credit Agreement.

-	Our inability to meet covenants associated with the Bank of America Credit Agreement.

-	Our failure to identify, and promptly and effectively remediate, any material weaknesses or significant deficiencies in our internal control over financial reporting.

-	The potential impact of rising costs for insurance for properties and various forms of liabilities.

-	The potential impact of changes in foreign currency exchange rates related to our foreign operations.

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

CRITICAL ACCOUNTING POLICIES

        We disclosed details regarding certain of our critical accounting policies in the Management’s Discussion and Analysis section of our Annual Report on Form 10-K for the year ended December 31, 2006 (Part II, Item 7).  There have been no changes to policies as of September 30, 2007, except for the adoption of FIN No. 48.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to market risk associated with changes in interest rates relates primarily to our debt obligations.  Accordingly, effective August 17, 2005, we entered into a two-year interest rate swap agreement on a notional amount of $25.0 million in the first year and $15.0 million in the second year.  The interest rate swap expired on August 17, 2007.  As a result of the current changing interest rate environment and the increase in the interest rate margins on our borrowings as a result of the Sixth Amendment to the Bank of America Credit Agreement, our exposures to interest rate risks could be material to our financial position or results of operations.  For example, a 1% increase in the interest rate of the Bank of America Credit Agreement would increase our annual interest expense by approximately $0.5 million.

Index

Foreign Exchange Risk

        We are exposed to fluctuations in the Euro, British pound, Canadian dollar and Chinese Renminbi.  Some of our subsidiaries make significant U.S. dollar purchases from Asian suppliers, particularly in China.  An adverse change in foreign currency exchange rates of Asian countries could result in an increase in the cost of purchases.  We do not currently hedge foreign currency transaction or translation exposures.  Our net investment in foreign subsidiaries translated into U.S. dollars at September 30, 2007 is $3.3 million.  A 10% change in foreign currency exchange rates would amount to $0.3 million change in our net investment in foreign subsidiaries at September 30, 2007.

Commodity Price Risk

        We have not employed an active hedging program related to our commodity price risk, but are employing other strategies for managing this risk, including contracting for a certain percentage of resin needs through supply agreements and opportunistic spot purchases.  See Management’s Discussion and Analysis of Financial Condition and Results of Operations – Outlook for 2007 in Part I, Item 2 of this Quarterly Report on Form 10-Q, for further discussion of our exposure to increasing raw material costs.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, Katy carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (pursuant to Rule 13a-15(e) under the Exchange Act) as of the end of the period of our report.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level because of the identification of material weaknesses in our internal control over financial reporting described further below.

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

In connection with the Company's evaluation of the restatement described above, management has concluded that the restatement is the result of previously unidentified material weaknesses in the Company's internal control over financial reporting.  A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected.

Index

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

As discussed above, these control deficiencies resulted in the restatement of the Company's consolidated financial statements for December 31, 2005 and 2006, March 31, 2006 and 2007, June 30, 2006, and September 30, 2006.  Additionally, these control deficiencies could result in further misstatements to inventory and cost of goods sold, which would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.  Accordingly, management determined that these control deficiencies represented material weaknesses in internal control over financial reporting.

Remediation of Material Weaknesses

The Company initiated the following steps during the second quarter of 2007 and continued during the third quarter of 2007 to address the above material weaknesses within our internal controls over physical counting of inventory:

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

Management and the Board of Directors of the Company are committed to the remediation and continued improvement of our internal control over financial reporting.  We have dedicated and will continue to dedicate significant resources to this remediation effort and believe that we have made significant progress in reestablishing effective internal controls over financial reporting associated with the above raw material inventory counting process.

(b) Change in Internal Controls

There have been no changes in Katy’s internal control over financial reporting during the quarter ended September 30, 2007, except for the items noted under the above section Remediation of Material Weaknesses, that have materially affected, or are reasonably likely to materially affect Katy’s internal control over financial reporting.

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

Item 1A.  RISK FACTORS

We are affected by risks specific to us as well as factors that affect all businesses operating in a global market.  The significant factors known to us that could materially adversely affect our business, financial condition, or operating results are described in Part I, Item 1A of our Annual Report on Form 10-K/A, filed on August 17, 2007.  There has been no material change in those risk factors, other than the following additional risk factor:

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

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 20, 2003, the Company announced a plan to spend up to $5.0 million to repurchase shares of its common stock.  The Company suspended further purchases under the plan on May 10, 2004.  On December 5, 2005, we announced the resumption of the plan.  During the three and nine month periods ended September 30, 2007 and 2006, the Company purchased zero and 1,301 shares, and 8,900 shares and 35,900 shares, respectively, of common stock on the open market for zero and $3 thousand, and $23 thousand and $0.1 million, respectively.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

None.

Index

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

#  These certifications are being furnished solely to accompany this report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of Katy Industries, Inc. whether made before or after the date hereof, regardless of any general incorporation language in such filing.

Index

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KATY INDUSTRIES, INC.
Registrant

DATE: November 13, 2007                                                                                                                      By /s/ Anthony T. Castor III
                          Anthony T. Castor III
                          President and Chief Executive Officer

                     By /s/ Amir Rosenthal
                          Amir Rosenthal
                          Vice President, Chief Financial Officer,
                          General Counsel and Secretary