Form 10-K
period 2007-12-31
KATY INDUSTRIES INC
filed 2008-03-14
CIK 54681

United States
Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended: December 31, 2007
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission file number 1-5558
Katy Industries, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of	75-1277589 (IRS Employer Identification No.)
incorporation or organization)

2461 South Clark Street, Suite 630, Arlington, Virginia	22202
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s telephone number, including area code: (703) 236-4300
Securities registered pursuant to Section 12(b) of the Act:

(Title of each class) Common Stock, $1.00 par value	(Name of each exchange on which registered) OTC Bulletin Board
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
YES ☑      NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☑
The aggregate market value of the voting common stock held by non-affiliates of the registrant* (based upon its closing transaction price on the OTC Bulletin Board on June 30, 2007), as of June 30, 2007 was $6,237,764. As of February 29, 2008, 7,951,176 shares of common stock, $1.00 par value, were outstanding, the only class of the registrant’s common stock.

*
Calculated by excluding all shares held by executive officers and directors of the registrant without conceding that all such persons are “affiliates” of the registrant for purposes of federal securities laws.

DOCUMENTS INCORPORATED BY REFERENCE
Proxy Statement for the 2008 annual meeting — Part III.

PART I
Item 1. BUSINESS
Katy Industries, Inc. (“Katy” or the “Company”) was organized as a Delaware corporation in 1967. Our principal business is the manufacturing and distribution of commercial cleaning products. We also manufacture and distribute storage products. The Company’s business units operate within a framework of policies and goals aligned under a corporate group. Katy’s corporate group is responsible for overall planning, financial management, acquisitions, dispositions, and other related administrative matters.
Operations
Selected operating data for our only reporting unit, Maintenance Products Group, can be found in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part II, Item 7. Information regarding foreign and domestic operations and export sales can be found in Note 17 to the Consolidated Financial Statements of Katy included in Part II, Item 8. Set forth below is information about our reporting unit.
The Maintenance Products Group’s principal business is the manufacturing and distribution of commercial cleaning products. We also manufacture and distribute storage products. Commercial cleaning products are sold primarily to janitorial/sanitary and foodservice distributors that supply end users such as restaurants, hotels, healthcare facilities and schools. Storage products are primarily sold through major home improvement and mass market retail outlets. Total revenues and operating income for the Maintenance Products Group during 2007 were $187.8 million and $0.6 million, respectively. The group accounted for all of the Company’s continuing revenues in 2007. Total assets for the group were $85.1 million at December 31, 2007. See Note 17 to the Consolidated Financial Statements of Katy included in Part II, Item 8 for a reconciliation of the operating amounts to the consolidated amounts.
Continental Commercial Products, LLC (“CCP”) is the successor entity to Contico International, L.L.C. (“Contico”) and includes as divisions all the former business units of Contico (Continental, Contico, and Container), as well as the following business units: Disco, Glit, Wilen, CCP Canada and Gemtex. CCP is headquartered in Bridgeton, Missouri near St. Louis, has additional operations in California, Georgia and Canada, and was created mainly for the purpose of simplifying our business transactions and improving our customer relationships by allowing customers to order products from various CCP divisions on one purchase order. Our business units are:
The Continental business unit is a plastics manufacturer and a distributor of products for the commercial janitorial/sanitary maintenance and food service markets. Continental products include commercial waste receptacles, buckets, mop wringers, janitorial carts, and other products designed for commercial cleaning and food service. Continental products are sold under the following brand names: Continental®, Kleen Aire™, Huskee™, SuperKan®, KingKan®, Unibody®, and Tilt-N-Wheel®.
The Contico business unit is a plastics manufacturer and distributor of home storage products, sold primarily through major home improvement and mass market retail outlets. Contico products include plastic home storage units such as domestic storage containers, shelving and hard plastic gun cases and are sold under the following brand names: Contico® and Tuffbin®. Contico® is a registered trademark used under license from Contico Europe Limited.
The Container business unit is a plastics manufacturer and distributor of industrial storage drums and pails for commercial and industrial use. Products are sold under the Contico® and Contico Container brand names.
The CCP Canada business unit is a distributor of primarily plastic products for the commercial and sanitary maintenance markets in Canada.
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
The Gemtex business unit is a manufacturer and distributor of resin fiber disks and other coated abrasives for the OEMs, automotive, industrial, and home improvement markets. The most prominent brand name under which the product is sold is Trim-Kut®.

The Glit business unit is a manufacturer and distributor of non-woven abrasive products for commercial and industrial use and also supplies materials to various original equipment manufacturers (the “OEMs”). The Glit unit’s products include floor maintenance pads, hand pads, scouring pads, specialty abrasives for cleaning and finishing and roof ventilation products. Products are sold primarily in the commercial sanitary maintenance, food service and construction markets. Glit products are sold under the following brand names: Glit®, Kleenfast®, Glit/Microtron®, Fiber Naturals®, Big Boss II®, Blue Ice ®, Brillo®, BAB-O®, Old Dutch® and Twister™ brand names. Old Dutch® is a registered trademark used under license from Dial Brands, Inc. and BAB-O® is a registered trademark used under license from Fitzpatrick Bros., Inc. Twister™ is a trademark of HTC Industries, Inc.
The Wilen business unit is a manufacturer and distributor of professional cleaning products that include mops, brooms, brushes, and plastic cleaning accessories. Wilen products are sold primarily through commercial sanitary maintenance and food service markets, with some products sold through consumer retail outlets. Products are sold under the following brand names: Wilen®, Wax-o-matic® and Rototech®.
We have restructured many of our operations in order to maintain what we believe is a low cost structure, which is essential for us to be competitive in the markets we serve. These restructuring efforts include consolidation of facilities, headcount reductions, and evaluation of sourcing strategies to determine the lowest cost method for obtaining finished product. Costs associated with these efforts include expenses for recording liabilities for non-cancelable leases at facilities that are abandoned, severance and other employee termination costs and other exit costs that may be incurred not only with consolidation of facilities, but potentially the complete shut down of certain manufacturing and distribution operations. We have incurred approximately $3.6 million in restructuring expenses since the beginning of 2005. With leases expiring on December 31, 2008 for our largest facility in Bridgeton, Missouri, the Company anticipates entering into a new lease agreement which will utilize significantly less square footage in order to improve the overhead cost structure. As a result, the Company anticipates incurring approximately $1.2 million in the non-cash write off of fixed assets for assets expected to be sold or abandoned in 2008. Additional details regarding severance, restructuring and related charges can be found in Note 19 to the Consolidated Financial Statements of Katy included in Part II, Item 8.
See Licenses, Patents and Trademarks below for further discussion regarding the trademarks used by Katy companies.
Other Operations
Katy’s other operations included a 45% equity investment in a shrimp farming operation in Nicaragua, Sahlman Holding Company, Inc. (“Sahlman”), and a 100% interest in Savannah Energy Systems Company (“SESCO”), the limited partner in a waste-to-energy facility.
On December 20, 2007 the Company sold its equity investment in Sahlman for $3.0 million and recorded a $0.8 million gain on the transaction as reflected within the equity in income of equity method investment on the Consolidated Statements of Operations. See Note 6 to the Consolidated Financial Statements of Katy included in Part II, Item 8.
On June 27, 2006 the Company sold 100% of its partnership interest in Montenay Savannah Limited Partnership, which was held by SESCO in Savannah, Georgia. The general partner of the partnership is an affiliate of Montenay Power Corporation (“Montenay”). In 2006, Montenay purchased the Company’s limited partnership interest for $0.1 million and a reduction of approximately $0.6 million in the face amount due to Montenay as agreed upon in the original partnership agreement. In addition, Montenay removed the Company as the performance guarantor under the service agreement. As a result of the above transaction, the Company recorded a gain of $0.6 million within continuing operations in 2006 given the reduction in the face amount due to Montenay as agreed upon in the original partnership interest purchase agreement. See Note 8 to the Consolidated Financial Statements of Katy included in Part II, Item 8.
Discontinued Operations
Over the past two years, we identified and sold certain business units that we considered non-core to the future operations of the Company. On November 30, 2007 we sold the Electrical Products Group, which was comprised of the Woods Industries, Inc. (“Woods US”) and Woods Industries (Canada), Inc. (“Woods Canada”) business units. The Electrical Products Group’s principal business was the design and distribution of consumer electrical corded products. Products were sold principally to national home improvement and mass merchant retailers in the United States and Canada. The Electrical Products Group was sold for gross proceeds of approximately $49.8 million, including amounts placed into escrow of $6.8 million. At December 31, 2007 we have approximately $7.7 million being held within escrow, which relates to the filing of a foreign tax certificate and the sale of specific inventory. We have deferred gain recognition of approximately $0.9 million of the escrow receivable as further steps were required to realize these funds at December 31, 2007. We expect to receive approximately $7.1 million during the first half of 2008 with the remaining funds being received during the last half of 2008. A gain (net of tax) of $1.3 million was recognized in 2007 in connection with this sale.

The Contico Manufacturing, Ltd. (“CML”) business unit, a distributor of a wide range of cleaning equipment, storage solutions and washroom dispensers for the commercial and sanitary maintenance and food service markets primarily in the U.K., was sold on June 6, 2007 for gross proceeds of approximately $10.6 million, including a receivable of $0.6 million associated with final working capital levels. A gain (net of tax) of $7.1 million was recognized in 2007. CML was formerly part of the Maintenance Products Group.
In 2006, we sold the Contico Europe Limited (“CEL”) business unit, a manufacturer and distributor of plastic consumer storage and home products sold primarily to major retail outlets in the U.K. The business unit was sold on November 27, 2006 for gross proceeds of approximately $3.0 million. A loss (net of tax) of $5.4 million was recognized in 2006. CEL was formerly part of the Maintenance Products Group. In 2007, the real estate assets associated with the business unit were sold for $4.5 million, which resulted in a gain of approximately $1.9 million.
The Metal Truck Box business unit, a manufacturer and distributor of aluminum and steel automotive storage products located in Winters, Texas was sold on June 2, 2006 for gross proceeds of approximately $3.6 million, including a note receivable of $1.2 million. A loss of $50 thousand was recognized in 2006 as a result of the Metal Truck Box sale. The Metal Truck Box business unit was formerly part of the Maintenance Products Group.
Markets and Competition
We market a variety of commercial cleaning products and supplies to the commercial janitorial/sanitary maintenance and foodservice markets. Sales and marketing of these products is handled through a combination of direct sales personnel, manufacturers’ sales representatives, and wholesale distributors. We do not have one single customer that comprises greater than ten percent of consolidated net sales.
The commercial distribution channels for our commercial cleaning products are highly fragmented, resulting in a large number of small customers, mainly distributors of janitorial cleaning products. We also market certain of our products to the construction trade, and resin fiber disks and other abrasive disks to the OEM trade. The markets for these commercial products are highly competitive. Competition is based primarily on price and the ability to provide superior customer service in the form of complete and on-time product delivery. Other competitive factors include brand recognition and product design, quality and performance. We compete for market share with a number of different competitors, depending upon the specific product. In large part, our competition is unique in each product line area of the Maintenance Products Group. We believe that we have established long standing relationships with our major customers based on quality products and service, and our ability to offer a complete line of products. While each product line is marketed under a different brand name, they are sold as complementary products, with customers able to access all products through a single purchase order. We also continue to strive to be a low cost producer in this industry; however, our ability to remain a low cost producer in the industry is highly dependent on the price of our raw materials, primarily resin (see discussion below). Being a low cost producer is also dependent upon our ability to reduce and subsequently control our cost structure, which has benefited from our nearly completed restructuring efforts.
We market branded plastic home storage units to mass merchant and discount club retailers in the U.S. and Canada. Sales and marketing of these products is generally handled by direct sales personnel and external representative groups. The consumer distribution channels for these products, especially the in-home products, are highly concentrated, with several large mass merchant retailers representing a very significant portion of the customer base. We compete with a limited number of large companies that offer a broad array of products and many small companies with niche offerings. With few consumer storage products enjoying patent protection, the primary basis for competition is price. Therefore, efficient manufacturing and distribution capability is critical to success. Ultimately, our ability to remain competitive in these consumer markets is dependent upon our position as a low cost producer, and also upon our development of new and innovative products. We continue to pursue new markets for our products. Our ability to become a low cost producer in the industry is highly dependent on the price of our raw materials, primarily thermoplastic resin (see discussion below). Being a low cost producer is also dependent upon our ability to reduce and subsequently control our cost structure, which has benefited from our restructuring efforts. Our restructuring efforts have and will include consolidation of facilities and headcount reductions.
Backlog
Our aggregate backlog position for the Maintenance Products Group was $6.3 million and $4.2 million as of December 31, 2007 and 2006, respectively. The orders placed in 2007 are believed to be firm. Based on historical experience, substantially all orders are expected to be shipped during 2008.

Raw Materials
Our operations have not experienced significant difficulties in obtaining raw materials, fuels, parts or supplies for their activities during the year ended December 31, 2007, but no prediction can be made as to possible future supply problems or production disruptions resulting from possible shortages. We are also subject to uncertainties involving labor relations issues at entities involved in our supply chain, both at suppliers and in the transportation and shipping area. Our Continental, Container and Contico business units (and some others to a lesser extent) use polyethylene, polypropylene and other thermoplastic resins as raw materials in a substantial portion of their plastic products. After a steady increase in 2005, prices of plastic resins, such as polyethylene and polypropylene, have remained relatively stable on average in 2006 and the first half of 2007; however, prices did increase steadily over the last six months of 2007. Management has observed that the prices of plastic resins are driven to an extent by prices for crude oil and natural gas, in addition to other factors specific to the supply and demand of the resins themselves. Prices for corrugated packaging material and other raw materials have also accelerated over the past few years. We have not employed an active hedging program related to our commodity price risk, but are employing other strategies for managing this risk, including contracting for a certain percentage of resin needs through supply agreements and opportunistic spot purchases. We were able to reduce the impact of some of these increases through supply contracts, opportunistic buying, vendor negotiations and other measures. In addition, some price increases were implemented when possible. In a climate of rising raw material costs (and especially in the last three years), we experience difficulty in raising prices to shift these higher costs to our consumer customers for our plastic products. Our future earnings may be negatively impacted to the extent further increases in costs for raw materials cannot be recovered or offset through higher selling prices. We cannot predict the direction our raw material prices will take during 2008 and beyond.
Employees
As of December 31, 2007, we employed 920 people, of which 283 were members of various labor unions. Our labor relations are generally satisfactory and there have been no strikes in recent years. In December 2007, one of our expiring union contracts was renewed for a term of three years, covering approximately 201 employees. The next union contract set to expire, covering approximately 82 employees, will expire in January, 2010. Our operations can also be impacted by labor relations issues involving other entities within our supply chain.
Regulatory and Environmental Matters
We do not anticipate that federal, state or local environmental laws or regulations will have a material adverse effect on our consolidated operations or financial position. We anticipate making additional capital expenditures of $0.2 million for environmental matters during 2008, in accordance with terms agreed upon with the United States Environmental Protection Agency and various state environmental agencies. See Note 18 to the Consolidated Financial Statements in Part II, Item 8.
Licenses, Patents and Trademarks
The success of our products historically has not depended largely on patent, trademark and license protection, but rather on the quality of our products, proprietary technology, contract performance, customer service and the technical competence and innovative ability of our personnel to develop and introduce products. However, we do rely to a certain extent on patent protection, trademarks and licensing arrangements in the marketing of certain products. Examples of key licensed and protected trademarks include Contico®; Continental®; Glit®, Microtron®, Brillo®, and Kleenfast® (Glit); Wilen®; and Trim-Kut® (Gemtex). Further, we are renewing our emphasis on new product development, which will increase our reliance on patent and trademark protection across all business units in the future.
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
We maintain a website at http://www.katyindustries.com. We make available, free of charge through our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and, if applicable, all amendments to these reports as well as Section 16 reports on Forms 3, 4 and 5, as soon as reasonably practicable after such reports are filed with or furnished to the SEC. The information on our website is not, and shall not be deemed to be, a part of this report or incorporated into any other filings we make with the SEC.

Item 1A. RISK FACTORS
In addition to other information and risk disclosures contained in this report, we encourage you to consider the risk factors discussed below in evaluating our business. We work to manage and mitigate risks proactively. Nevertheless, the following risk factors, some of which may be beyond our control, could materially impact our results of operations or cause future results to materially differ from current expectations. Please also see “Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995.”
Our stock price has been, and likely will continue to be, volatile.
The market price of our common stock has experienced fluctuations and is likely to fluctuate significantly in the future. Our stock price may fluctuate for a number of reasons, including:
•	announcements concerning us or our competitors;
•	quarterly variations in operating results;
•	introduction or abandonment of new technologies or products;
•	divestiture or acquisition of business groups or units;
•	limited trading in our stock;
•	changes in product pricing policies;
•	changes in governmental regulations affecting us; and
•	changes in earnings estimates by analysts or changes in accounting policies.
These potential factors, as well as general economic, political and market conditions, such as armed hostilities, acts of terrorism, civil disturbances, recessions, international currency fluctuations, or tariffs and other trade barriers, may materially and adversely affect the market price of our common stock. In addition, stock markets have experienced significant price and volume volatility in the past. This volatility has had a substantial effect on the market prices of securities of many public companies for reasons frequently unrelated or disproportionate to the operating performance of the specific companies. If these broad market fluctuations continue, they may adversely affect the market price of our common stock.
Our common stock is quoted on the OTC Bulletin Board, which may have an unfavorable impact on our stock price and liquidity.
Our common stock is quoted on the OTC Bulletin Board under the ticker symbol “KATY.” The OTC Bulletin Board is an inter-dealer, over-the-counter market that provides significantly less liquidity than the New York Stock Exchange. Quotes for stocks included on the OTC Bulletin Board are not listed in the financial sections of newspapers as are those for the New York Stock Exchange. Therefore, prices for securities traded solely on the OTC Bulletin Board may be difficult to obtain and holders of our common stock may be unable to resell their securities at or near their original offering price or at any price. The quotation of our shares on the OTC Bulletin Board may result in a less liquid market available for existing and potential stockholders to trade shares of our common stock, could depress the trading price of our common stock and could have a long-term adverse impact on our ability to raise capital in the future.
We are dependent upon a continuous supply of raw materials from third party suppliers and would be harmed by a significant, prolonged disruption in supply.
Our reliance on foreign suppliers and commodity markets to secure thermoplastic resins and other raw materials used in our products exposes us to volatility in the prices and availability of raw materials. In some instances, we depend upon a single source of supply or participate in commodity markets that may be subject to allocations by suppliers. There is no assurance that we could obtain the required raw materials from other sources on as favorable terms. As a result, any significant delay in or disruption of the supply of our raw materials or commodities could have an adverse affect on our ability to meet our commitments to our customers, substantially increase our cost of materials, require product reformulation or require qualification of new suppliers, any of which could materially adversely affect our business, results of operations or financial condition. We believe that our supply management practices are based on an appropriate balancing of the foreseeable risks and the costs of alternative practices and, although we do not anticipate any loss of our supply sources, the unavailability of some raw materials, should it occur, may have an adverse effect on our results of operations and financial condition.

Price increases in raw materials could adversely affect our operating results and financial condition.
The prices for certain raw materials used in our operations, specifically thermoplastic resin, have demonstrated volatility over the past few years. The volatility of resin prices is expected to continue and may be affected by numerous factors beyond our control, including domestic and international economic conditions, labor costs, the price of oil production levels, competition, import duties and tariffs and currency exchange rates. We attempt to reduce our exposure to increases in those costs through a variety of programs, including opportunistic buying of product in the spot market, entering into contracts with suppliers, and seeking substitute materials. However, there can be no assurance that we will be able to offset increased raw material costs through price increases and there may be a delay from quarter to quarter between the timing of raw material cost increases and price increases on our products. If we are unable to offset increased raw material costs, our production costs may increase and our margins may decrease, which may have a material adverse effect on our results of operations.
Fluctuations in the price, quality and availability of certain portions of our finished goods due to greater reliance on third party suppliers could negatively impact our results of operations.
Because we are dependent on third party suppliers for a certain portion of our finished goods, we must obtain sufficient quantities of quality finished goods from our suppliers at acceptable prices and in a timely manner. We have no long-term supply contracts with our key suppliers and our ability to maintain close, mutually beneficial relationships with our third party suppliers is important to the ongoing profitability of our business. Unfavorable fluctuations in the price, quality and availability of these finished goods products could negatively affect our ability to meet the demands of our customers and could result in a decrease in our sales and earnings.
Our inability to successfully execute our facility consolidation and acquisition integration plans could adversely affect our business and results of operations.
During the past five years, we have consolidated several of our manufacturing, distribution and office facilities. The success of these consolidations and any future acquisitions will depend on our ability to integrate assets and personnel, apply our internal controls processes to these businesses, and cooperate with our strategic partners. We may encounter difficulties in integrating future-acquired business units with our operations and in managing strategic investments. Furthermore, we may not realize the degree or timing of benefits we anticipate when we first entered into these organizational changes. Any of the foregoing could adversely affect our business and results of operations.
Our inability to implement our strategy of continuously improving our productivity and streamlining our operations could have an adverse effect on our financial condition and results of operations.
During the past five years, we have restructured many of our operations in order to maintain a low cost structure, which is essential for us to be competitive in the markets we serve. We must continuously improve our manufacturing efficiencies by the use of Lean Manufacturing and other methods in order to reduce our overhead structure. In addition, in the future we will need to develop efficiencies within the sourcing/purchasing and administration areas of our operations. The plans and programs we may implement in the future for the purpose of improving efficiencies may not be completed substantially as planned, may be more costly to implement than expected and may not have the positive profit-enhancing impact anticipated. In the event we are unable to continue to improve our productivity and streamline our operations, our financial condition and results of operations may be harmed. In addition, over the past two years we identified and sold certain business assets that we considered non-core to our future operations for the purpose of increasing our financial condition. There is no assurance that the sale of the assets will lead to increased profitability and our strategy of divestiture of non-core assets may not be successful in the long-term.
Historically, we have had a high amount of debt, and the cost of servicing our debt may adversely affect our liquidity and financial condition, limit our ability to grow and compete, and prevent us from fulfilling our obligations under our indebtedness.
Historically, we have had a high amount of debt on which we are required to make interest and principal payments. As of December 31, 2007, we had $13.5 million of debt. Subject to the limits contained in some of the agreements governing our outstanding debt, we may incur additional debt in the future. Our indebtedness places significant demands on our cash resources, which may:
•	make it more difficult for us to satisfy our outstanding debt obligations;
•
require us to dedicate a substantial portion or even all of our cash flow from operations to payments on our debt, thereby reducing the amount of our cash flow available for working capital, capital expenditures, acquisitions, and other general corporate purposes;

•	increase the amount of interest expense that will have to pay because some of our borrowings are at variable rates of interest, which, if increased, will result in higher interest payments;
•	limit our flexibility in planning for, or reacting to, changes in our business and the industries in which we compete;
•	place us at a competitive disadvantage compared to our competitors, some of which have lower debt service obligations and greater financial resources than we do;
•	limit our ability to borrow additional funds; and
•	increase our vulnerability to existing and future adverse economic and industry conditions.
Our ability to make scheduled payments of principal or interest on our debt, or to refinance such debt, will depend upon our future operating performance, which is subject to general economic and competitive conditions and to financial, business and other factors, many of which we cannot control. There can be no assurance that our business will continue to generate sufficient cash flow from operations in the future to service our debt or meet our other cash needs. Should we fail to generate sufficient cash flows from operations to service our debt, we may be required to refinance all or a portion of our existing debt, sell assets at inopportune times or obtain additional financing to meet our debt obligations and other cash needs. We cannot assure you that any such refinancing, sale of assets or additional financing would be possible on terms and conditions, including but not limited to the interest rate, which we would find acceptable.
We are obligated to comply with financial and other covenants in our debt agreements that could restrict our operating activities, and the failure to comply with such covenants could result in defaults that accelerate the payment under our debt.
The agreements relating to our outstanding debt, including our Second Amended and Restated Loan with Bank of America, N.A. (the “Bank of America Credit Agreement”), contain a number of restrictive covenants that limit our ability to, among other things:
•	incur additional debt;
•	make certain distributions, investments and other restricted payments;
•	limit the ability of restricted subsidiaries to make payments to us;
•	enter into transactions with affiliates;
•	create certain liens;
•	sell assets and if sold, use of proceeds; and
•	consolidate, merge or sell all or substantially all of our assets.
Our secured debt also contains other customary covenants, including, among others, provisions relating to the maintenance of the property securing the debt and restricting our ability to pledge assets or create other liens. In addition, our credit facility requires us to maintain at least $5.0 million in borrowing availability which represents our eligible collateral base less outstanding borrowings and letters of credit. The borrowing availability requirement contained in our credit facility may restrict our operations and our ability to fund capital expenditures, operations and business opportunities in a normal manner. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Bank of America Credit Agreement” for further discussion.
The failure to comply with the covenants contained in our debt agreements could subject us to default remedies, including the acceleration of all or a substantial portion of our existing indebtedness. As of December 31, 2007, we were in compliance with all such covenants. If we were to breach any of our debt covenants and did not cure the breach within any applicable cure period, our lenders could require us to repay the debt immediately, and, if the debt is secured, could immediately begin proceedings to take possession of the property securing the loan. Some of our debt arrangements contain cross-default provisions, which means that the lenders under those debt arrangements can place us in default and require immediate repayment of their debt if we breach and fail to cure a covenant under certain of our other debt obligations. As a result, any default under our debt covenants could have an adverse effect on our financial condition, our results of operations, our ability to meet our obligations and the market value of our shares.

Work stoppages or other labor issues at our facilities or those of our suppliers could adversely affect our operations.
At December 31, 2007, we employed approximately 920 persons in our various businesses, of which approximately 31% were subject to collective bargaining or similar arrangements. As a result, we are subject to the risk of work stoppages and other labor-relations matters. These collective bargaining agreements expire at various times. The next union contract set to expire, covering approximately 82 employees, will expire in January 2010. If our union employees were to engage in a strike, work stoppage or other slowdown, we could experience a significant disruption of our operations or higher ongoing labor costs. We believe our relationships with our union employees are good, but these relationships could deteriorate. Any failure by us to reach a new agreement upon expiration of such union contracts may have a material adverse effect on our business, results of operations, or financial condition. We are also subject to labor relations issues at entities involved in our supply chain, including both suppliers and those entities involved in transportation and shipping. If any of our suppliers experiences a material work stoppage, that supplier may interrupt supply of our necessary production components. This could cause a delay or reduction in our production facilities relating to these products, which could have a material adverse effect on our business, results of operations, or financial condition.
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
We are not aware of any assertions that our trademarks or tradenames infringe upon the proprietary rights of third parties, but we cannot assure that third parties will not claim infringement by us in the future. Any such claim, whether or not it has merit, could be time-consuming, result in costly litigation, cause delays in introducing new products in the future or require us to enter into royalty or licensing agreements. As a result, any such claim could have a material adverse effect on our business, results of operations and financial condition.
Disruption of our information technology and communications systems or our failure to adequately maintain our information technology and communications systems could have a material adverse effect on our business and operations.
We extensively utilize computer and communications systems to operate our business and manage our internal operations including demand and supply planning and inventory control. Any interruption of this service from power loss, a telecommunications failure, the failure of our computer system or a computer virus or other interruption caused by weather, natural disasters or any similar event could disrupt our operations and result in lost sales.
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
As discussed in “Business — Competition,” we operate in markets that are highly competitive and face substantial competition in each of our product lines from numerous competitors. Our competitive position in the markets in which we participate is, in part, subject to external factors. For example, supply and demand for certain of our products is driven by end-use markets and worldwide capacities which, in turn, impact demand for and pricing of our products. Many of our direct competitors are part of large multi-national companies and may have more resources than we do. Any increase in competition may result in lost market share or reduced prices, which could result in reduced gross profit margins. This may impair our ability to grow or even to maintain current levels of revenues and earnings. If we are not as cost efficient as our competitors, or if our competitors are otherwise able to offer lower prices, we may lose customers or be forced to reduce prices, which could negatively impact our financial results.

Failure to maintain effective internal control over financial reporting could have material adverse effect on our business, results of operations, financial condition and stock price.
Pursuant to the Sarbanes-Oxley Act of 2002, we are required to provide a report by management on internal control over financial reporting, including management’s assessment of the effectiveness of such control. Changes to our business will necessitate ongoing changes to our internal control systems and processes. Internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud. Therefore, even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. In addition, projections of any evaluation of effectiveness of internal control over financial reporting to future periods are subject to the risk that the control may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. If we fail to maintain the adequacy of our internal controls, including any failure to implement required new or improved controls, or if we experience difficulties in their implementation, our business, results of operations and financial condition could be materially adversely harmed, we could fail to meet our reporting obligations and there could be a material adverse effect on our stock price.
Changes in significant laws and government regulations affecting environmental compliance and income taxes could adversely affect our business and results of operations.
We are subject to many environmental and safety regulations with respect to our operating facilities that may result in unanticipated costs or liabilities. Most of our facilities are subject to extensive laws, regulations, rules and ordinances relating to the protection of the environment, including those governing the discharge of pollutants in the air and water and the generation, management and disposal of hazardous substances and wastes or other materials. We may incur substantial costs, including fines, damages and criminal penalties or civil sanctions, or experience interruptions in our operations for actual or alleged violations or compliance requirements arising under environmental laws. Our operations could result in violations under environmental laws, including spills or other releases of hazardous substances to the environment. Given the nature of our business, violations of environmental laws may result in restrictions imposed on our operating activities or substantial fines, penalties, damages or other costs, including costs as a result of private litigation. In addition, we may incur significant expenditures to comply with existing or future environmental laws. Costs relating to environmental matters will be subject to evolving regulatory requirements and will depend on the timing of promulgation and enforcement of specific standards that impose requirements on our operations. Costs beyond those currently anticipated may be required under existing and future environmental laws.
At any point in time, many of our tax years are subject to audit by various taxing jurisdictions. The results of these audits and negotiations with tax authorities may affect tax positions taken. Additionally, our effective tax rate in a given financial statement period may be materially impacted by changes in the geographic mix or level of earnings.
We are subject to litigation that could adversely affect our operating results.
From time to time we may be a party to lawsuits and regulatory actions relating to our business. Due to the inherent uncertainties of litigation and regulatory proceedings, we cannot accurately predict the ultimate outcome of any such proceedings. An unfavorable outcome could have a material adverse impact on our business, financial condition and results of operations. In addition, regardless of the outcome of any litigation or regulatory proceedings, such proceedings could result in substantial costs and may require that we devote substantial resources to our defense. Further, changes in government regulations both in the United States and in the foreign countries in which we operate could have adverse effects on our business and subject us to additional regulatory actions. We are currently a party to various lawsuits. See “Legal Proceedings.”
Item 1B. UNRESOLVED STAFF COMMENTS
Not applicable.

Item 2. PROPERTIES
As of December 31, 2007, our total building floor area owned or leased was 2,022,000 square feet, of which 185,000 square feet were owned and 1,837,000 square feet were leased. The following table shows a summary by location of our principal facilities including the nature of the facility and the related business unit.

Location	Facility	Business Unit

UNITED STATES
California
Norwalk	Office, Manufacturing, Distribution	Continental, Contico, Container
Chino	Distribution	Continental, Contico, Glit, Wilen, Disco

Georgia
Atlanta	Office, Manufacturing, Distribution	Wilen
McDonough	Office, Manufacturing, Distribution	Glit, Wilen, Disco
Wrens*	Office, Manufacturing, Distribution	Glit
Washington**	Manufacturing	Glit

Missouri
Bridgeton	Office, Manufacturing, Distribution	Continental, Contico
Hazelwood	Manufacturing	Contico

Virginia
Arlington	Corporate Headquarters	Corporate

CANADA
Ontario
Toronto	Office, Manufacturing, Distribution	Gemtex, CCP Canada

*	Facility is owned.

**	In 2007, we consolidated all of our abrasives operations in Washington, Georgia into our Wrens, Georgia (“Wrens”) facility. The facility is currently available for sublease.
These business units are all part of the Maintenance Products Group reportable segment at December 31, 2007. We believe that our current facilities have been adequately maintained, generally are in good condition, and are suitable and adequate to meet our needs in our existing markets for the foreseeable future.
Item 3. LEGAL PROCEEDINGS
Information regarding legal proceedings is included in Note 18 to the Consolidated Financial Statements in Part II, Item 8 and is incorporated by reference herein.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
There were no matters submitted to a vote of the security holders during the fourth quarter of 2007.

PART II
Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
On April 9, 2007, the Company announced that the New York Stock Exchange (“NYSE”) intended to suspend trading of the Company’s shares of common stock due to noncompliance with the continuing listing standards of the NYSE. The Company did not meet the required market capitalization level of $75.0 million over a consecutive thirty day trading period or the required total stockholders’ equity of not less than $75.0 million. The shares of Katy were suspended from trading on the NYSE at the close of business on April 12, 2007. With the expectation that the NYSE would delist the Company’s shares, the Company pursued conducting the trading of its shares on another exchange or quotation system. On April 16, 2007, the Company announced that the OTC Bulletin Board (“OTCBB”) began reporting trades of its common stock effective immediately, under the ticker symbol “KATY.”
The following table sets forth high and low sales prices for the common stock in composite transactions as reported on the NYSE composite tape through April 12, 2007 and subsequently on the OTCBB composite tape.

Period	High	Low
2007
First Quarter	$2.72	$2.00
Second Quarter	2.20	1.05
Third Quarter	1.65	1.10
Fourth Quarter	2.00	0.75

2006
First Quarter	$3.75	$2.80
Second Quarter	3.61	2.24
Third Quarter	3.23	1.85
Fourth Quarter	3.40	2.51
As of February 29, 2008, there were 562 holders of record of our common stock, in addition to approximately 800 holders in street name, and there were 7,951,176 shares of common stock outstanding.
Dividend Policy
Dividends are paid at the discretion of our Board of Directors. Since the Board of Directors suspended quarterly dividends on March 30, 2001 in order to preserve cash for operations, the Company has not declared or paid any cash dividends on its common stock. In addition, the Bank of America Credit Agreement prohibits the Company from paying dividends on its securities, other than dividends paid solely in securities. The Company currently intends to retain its future earnings, if any, to fund the development and growth of its business and, therefore, does not anticipate paying any dividends, either in cash or securities, in the foreseeable future. Any future decision concerning the payment of dividends on the Company’s common stock will be subject to its obligations under the Bank of America Credit Agreement and will depend upon the results of operations, financial condition and capital expenditure plans of the Company, as well as such other factors as the Board of Directors, in its sole discretion, may consider relevant. For a discussion of our Bank of America Credit Agreement, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.
Equity Compensation Plan Information
Information regarding securities authorized for issuance under the Company’s equity compensation plans as of December 31, 2007 is set forth in Item 12, “Security Ownership of Certain Beneficial Owners and Management.”

Share Repurchase Plan
On December 5, 2005, the Company announced the resumption of a plan to repurchase $1.0 million in shares of its common stock. In 2005, 3,200 shares of common stock were repurchased on the open market for $7.5 thousand. In 2006, 40,800 shares of common stock, of which 4,900 shares were completed in the fourth quarter, were repurchased on the open market for $0.1 million. In 2007, 1,300 shares of common stock, none of which were completed in the fourth quarter, were repurchased on the open market for $3.4 thousand. The following table sets forth the repurchases made under this program:

			Total Number	Approximate
			of Shares	Dollar Value
			Purchased as	of Shares That
			Part of	May Yet Be
			Publicly	Purchased
	Total Number		Announced	Under the
	of Shares	Average Price	Plans or	Plans or
Period	Purchased	Paid per Share	Programs	Programs

2005	3,200	$2.35	3,200	$0.9 million
2006	40,800	$2.71	40,800
2007	1,300	$2.61	1,300

Total	45,300	$2.68	45,300

The Company’s share repurchase program is conducted under authorizations made from time to time by the Company’s Board of Directors. The shares reported in the table are covered by Board authorizations to repurchase shares of common stock, as follows: $1.0 million in shares announced on December 5, 2005. This authorization does not have an expiration date.

Item 6. SELECTED FINANCIAL DATA

	Years Ended December 31,
	2007	2006	2005	2004	2003
	(Amounts in Thousands, except per share data and percentages)

Net sales	$187,771	$192,416	$200,085	$221,390	$233,611

Loss from continuing operations [a]	$(13,881)	$(8,661)	$(22,466)	$(48,595)	$(26,306)
Discontinued operations [b]	12,380	(2,962)	8,669	12,474	16,942
Cumulative effect of a change in accounting principle [b] [c]	—	(756)	—	—	—

Net loss	(1,501)	(12,379)	(13,797)	(36,121)	(9,364)
Gain on early redemption of preferred interest of subsidiary [d]	—	—	—	—	6,560
Payment-in-kind of dividends on convertible preferred stock [e]	—	—	—	(14,749)	(12,811)

Net loss attributable to common stockholders	$(1,501)	$(12,379)	$(13,797)	$(50,870)	$(15,615)

Loss per share of common stock — Basic and diluted:
Loss from continuing operations attributable to common stockholders	$(1.75)	$(1.09)	$(2.83)	$(8.03)	$(3.96)
Discontinued operations	1.56	(0.37)	1.09	1.58	2.06
Cumulative effect of a change in accounting principle	—	(0.09)	—	—	—

Net loss attributable to common stockholders	$(0.19)	$(1.55)	$(1.74)	$(6.45)	$(1.90)

Total assets	$98,564	$182,694	$212,094	$224,464	$241,708
Total liabilities	62,108	140,662	157,390	155,879	139,416
Stockholders’ equity	36,456	42,032	54,704	68,585	102,292
Long-term debt, including current maturities	13,453	56,871	57,660	58,737	39,663
Impairments of long-lived assets [f]	—	—	2,112	29,974	11,161
Severance, restructuring and related charges [f]	2,581	17	956	2,621	5,949
Depreciation and amortization [f]	7,294	7,628	7,699	10,779	17,599
Capital expenditures [f]	4,403	3,733	8,210	9,773	10,181
Working capital [g]	15,622	48,564	48,132	59,855	43,439
Ratio of debt to capitalization	27.0%	57.5%	51.3%	46.1%	27.9%

Weighted average common shares outstanding — Basic and diluted	7,951,231	7,966,742	7,948,749	7,883,265	8,214,712
Number of employees	920	1,172	1,544	1,793	1,808
Cash dividends declared per common share	$—	$—	$—	$—	$—

[a]	Includes distributions on preferred securities in 2003.

[b]	Presented net of tax.

[c]	This amount is stock compensation expense recorded with the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment.

[d]	Represents the gain recognized on a redemption of a preferred interest of our CCP subsidiary.

[e]	Represents a 15% payment-in-kind dividend on our Convertible Preferred Stock. See Note 12 to the Consolidated Financial Statements in Part II, Item 8.

[f]	From continuing operations only.

[g]	Defined as current assets minus current liabilities, exclusive of deferred tax assets and liabilities and debt classified as current.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Restatement of Prior Financial Information
As a result of accounting errors in the Company’s raw material inventory records, management and the Company’s Audit Committee determined on August 6, 2007 that the Company’s previously issued consolidated financial statements for the years ended December 31, 2006 and 2005 should no longer be relied upon. The Company’s decision to restate its consolidated financial statements was based on facts obtained by management and the results of an independent investigation of the physical raw material inventory counting process at CCP. These procedures resulted in the identification of the overstatement of raw material inventory when completing the physical inventory. At the time of the physical inventories, the Company did not have sufficient controls in place to ensure that the accurate physical raw material inventory on hand was properly accounted for and reported in the proper period. The Company filed on August 17, 2007 an amended Annual Report on Form 10-K/A as of December 31, 2006 and an amended Quarterly Report on Form 10-Q/A as of March 31, 2007 in order to restate the consolidated financial statements. All amounts included in this Annual Report for the above periods have been properly reflected for the restatement.
COMPANY OVERVIEW
For purposes of this discussion and analysis section, reference is made to the table below and the Company’s Consolidated Financial Statements included in Part II, Item 8. We have one reporting unit: Maintenance Products. Three businesses formerly included in the Maintenance Products Group (CML, Metal Truck Box and CEL), and the Electrical Products reporting unit have been classified as discontinued operations for the periods prior to their sale. These business units were sold in 2007 and 2006.
The Company’s management has been focused on various restructuring and cost reduction initiatives. The Company’s focus will be to improve revenue growth and reduce raw material costs. Our future cost reductions, if any, will continue to come from process improvements (such as Lean Manufacturing and Six Sigma), value engineering products, improved sourcing/purchasing and lean administration.
End-user demand for our products is relatively stable and recurring. Demand for products in our markets is strong and supported by the necessity of the products to users, creating a steady and predictable market. In the core janitorial/sanitary and foodservice segments, sanitary and health standards create a steady flow of ongoing demand. The consumable or short-life nature of most of the products used for cleaning applications (primarily floor pads, hand pads, and mops, brooms and brushes) means that they are replaced frequently, creating further demand stability. However, we continue to see a trend of “just in time” inventory being maintained by our customers. This has resulted in smaller, more frequent orders coming from our distribution base.
Certain of the markets in which we compete are expected to experience steady growth over the next several years. Our core commercial cleaning product markets are expected to grow at rates approximating gross domestic product (“GDP”), which corresponds with changes in floor space in buildings, hotels, schools, and airports. In addition, the commercial cleaning product market should be favorably impacted by increasing sanitary standards as a result of heightened health concerns. The consumer plastics market as a whole is relatively mature, with its growth characteristics linked to household expenditures. Demand is driven by the increasing acquisition of material possessions by North American households and the desire of consumers to store those possessions in an attractive and orderly manner. Demand for consumer plastic storage products is closely linked to “value” items and the ability to pass raw material increases has been a significant challenge. End-users are sensitive to the price/value relationship more than brand-name and are seeking alternative solutions when the price/value relationship does not meet their expectations.
Key elements in achieving profitability in the Maintenance Products Group include 1) improving a low cost structure, from a production, distribution and administrative standpoint, 2) providing outstanding customer service and 3) containing raw material costs (especially plastic resins) or raising prices to shift these higher costs to our customers for our plastic products. In addition to continually striving to reduce our cost structure, we are seeking to offset pricing challenges by developing new products, as new products or beneficial modifications of existing products increase demand from our customers, provide novelty to the consumer, and offer an opportunity for favorable pricing from customers. Retention of customers, or more specifically, product lines with those customers, is also very important in the mass merchant retail area, given the vast size of these national accounts. Currently, the customer service and administrative functions for the CCP divisions of Continental, Glit, Wilen, and Disco are performed in one location, allowing customers to order products from any CCP commercial unit on one purchase order. We believe that operating these business units as a cohesive unit improves customer service in that our customers’ purchasing processes are simplified, as is follow up on order status, billing, collection and other related functions. We believe that this increases customer loyalty, helps in attracting new customers and leads to increased top line sales.

	Years Ended December 31,
	2007		2006		2005
	(Amounts in Millions, except per share data and percentages)
	$	% to Sales	$	% to Sales	$	% to Sales
Net sales	$187.8	100.0	$192.4	100.0	$200.1	100.0
Cost of goods sold	167.5	89.2	167.3	87.0	185.7	92.8

Gross profit	20.3	10.8	25.1	13.0	14.4	7.2
Selling, general and administrative expenses	26.0	(13.8)	30.5	(15.8)	35.4	(17.7)
Impairments of long-lived assets	—	—	—	—	2.1	(1.1)
Severance, restructuring and related charges	2.6	(1.4)	—	(0.0)	1.0	(0.5)
Loss (gain) on sale of assets	2.4	(1.3)	0.4	(0.2)	(0.3)	0.2

Operating loss	(10.7)	(5.7)	(5.8)	(3.0)	(23.8)	(11.9)

Equity in income of equity method investment	0.8		—		0.6
Gain on SESCO joint venture transaction	—		0.6		—
Interest expense	(4.6)		(4.2)		(3.8)
Other, net	(0.1)		0.2		0.1

Loss from continuing operations before benefit from income taxes	(14.6)		(9.2)		(26.9)
Benefit from income taxes from continuing operations	0.7		0.5		4.4

Loss from continuing operations	(13.9)		(8.7)		(22.5)
Income from operations of discontinued businesses (net of tax)	2.3		2.5		8.7
Gain (loss) on sale of discontinued businesses (net of tax)	10.1		(5.4)		—

Loss before cumulative effect of a change in accounting principle	(1.5)		(11.6)		(13.8)
Cumulative effect of a change in accounting principle (net of tax)	—		(0.8)		—

Net loss	$(1.5)		$(12.4)		$(13.8)

Loss per share of common stock — Basic and diluted

Loss from continuing operations	$(1.75)		$(1.09)		$(2.83)
Discontinued operations (net of tax)	1.56		(0.37)		1.09
Cumulative effect of a change in accounting principle	—		(0.09)		—

Net loss	$(0.19)		$(1.55)		$(1.74)

RESULTS OF OPERATIONS
2007 COMPARED TO 2006
Net sales from our only reporting segment, the Maintenance Products Group, decreased from $192.4 million during the year ended December 31, 2006 to $187.8 million during the year ended December 31, 2007, a decrease of 2.4%. Overall, this decline was primarily due to lower volume of 4.2% offset by higher pricing of 1.5% and favorable currency translation of 0.3%. Activity within the business units selling into the janitorial markets as well as lower volume at our Glit business unit due to reduced building industry activity were the primary reasons for the volume shortfall for the year ended December 31, 2007.
Higher pricing resulted from the implementation of selling price increases across the Maintenance Products Group, which took effect in the fourth quarter of 2006 and the first quarter of 2007. The implementation of price increases was in response to the accelerating cost of our primary raw materials, packaging materials, utilities and freight.
Gross margins were 10.8% in the year ended December 31, 2007, a decrease of 2.2 percentage points from the year ended December 31, 2006. Margins were adversely impacted by lower volume and production inefficiencies at our Glit business as well as an unfavorable variance in our LIFO adjustment of $1.8 million primarily resulting from the addition of a current year incremental layer and the change in resin prices. Selling, general and administrative expenses (“SG&A”) as a percentage of sales were 13.8% in 2007 which is lower than 15.8% in 2006 as a result of lower requirements under the Company’s incentive compensation program and self-insurance programs as well as various cost improvements implemented in the past year.

Severance, Restructuring and Related Charges
Operating results for the year ended December 31, 2007 were adversely impacted by severance, restructuring and related charges of $2.6 million. Charges in 2007 related to changes in lease assumptions for the Hazelwood abandoned facility. In addition, the Company incurred severance, restructuring and related charges with the closure of the Washington, Georgia facility. Upon ceasing use of the facility, costs included the impairment of assets and other costs associated with abandoning the facility. Operating results for the year ended December 31, 2006 include a reduction of the non-cancelable lease liability for our Hazelwood, Missouri facility. This reduction in the liability was offset by costs associated with the restructuring of the Glit business ($0.3 million) and costs associated with the relocation of corporate headquarters ($0.2 million). Refer to further discussion on severance and restructuring charges on Page 23 and Note 19 to the Consolidated Financial Statements in Part II, Item 8.
Other
In 2007, the Company recognized $0.8 million in equity income from the Sahlman investment compared to no net income being recognized in 2006. On December 20, 2007, the Company sold its equity investment to Sahlman for $3.0 million, which resulted in a gain of $0.8 million being reflected within the equity in income of equity method investment.
On June 27, 2006, the Company and Montenay amended the partnership interest purchase agreement in order to allow the Company to completely exit from the SESCO operations and related obligations. In addition, Montenay became the guarantor under the loan obligation for the IRBs. Montenay purchased the Company’s limited partnership interest for $0.1 million and a reduction of approximately $0.6 million in the face amount due to Montenay as agreed upon in the original partnership agreement. In addition, Montenay removed the Company as the performance guarantor under the service agreement. As a result of the above transaction, the Company recorded a gain of $0.6 million within continuing operations during the year ended December 31, 2006 given the reduction in the face amount due to Montenay as agreed upon in the original partnership interest purchase agreement.
Interest expense increased by $0.4 million in 2007 versus 2006 primarily as a result of $0.9 million of debt issuance costs being written off due to entering into the Second Amended and Restated Credit Agreement with Bank of America. This expense is partially offset by lower average borrowings and interest rates. The benefit from income taxes for 2007 and 2006 reflects a benefit of $0.8 million which offsets a tax provision reflected under discontinued operations for domestic income taxes. The benefit from income taxes for 2007 also reflects state income and FIN 48 provisions of $0.1 million. The benefit from income taxes for 2006 also reflects state income tax and miscellaneous tax provisions of $0.3 million.
With the sale of the Metal Truck Box, U.K. consumer plastics, CML, Woods US, and Woods Canada business units over the past two years, all activity associated with these units is classified as discontinued operations. Income from operations, net of tax, for these business units was approximately $2.3 million in 2007 compared to income of $2.5 million in 2006. Gain on sale of discontinued businesses in 2007 includes a gain of $8.4 million recorded for the sales of the CML, Woods US and Woods Canada business units. Additionally, gains (losses) related to the U.K. consumer plastics business unit were recorded in 2007 of $1.9 million for the separate sale of the real estate assets and ($0.2) million as a result of finalizing the working capital adjustment. Loss on sale of discontinued businesses in 2006 includes a $50 thousand loss on the sale of the Metal Truck Box business unit, and a $5.4 million loss on the sale of the U.K. consumer plastics business unit.
Effective January 1, 2006, the Company adopted SFAS No. 123R, Share-Based Payments. As a result, a cumulative effect of this adoption of $0.8 million was recognized associated with the fair value of all vested stock appreciation rights (“SARs”). Overall, we reported a net loss of ($1.5) million [($0.19) per share] for the year ended December 31, 2007, versus a net loss of ($12.4) million [($1.55) per share] in the same period of 2006.
2006 COMPARED TO 2005
Our net sales decreased from $200.1 million during the year ended December 31, 2005 to $192.4 million during the year ended December 31, 2006, a decrease of 3.9%. Overall, this decline was primarily due to lower volume of 8.9% offset by higher pricing of 4.8% and favorable currency translation of 0.2%. Sales volume for the Contico business unit in the U.S., which sells primarily to mass merchant customers, was significantly lower due to our decision to exit certain unprofitable business lines. We also experienced volume declines in our Glit business unit in the U.S. primarily due to activity with a major customer being adversely impacted from the overall slowdown in the building industry and the lower-than-typical number of major hurricanes in 2006.

Higher pricing resulted from the implementation of selling price increases across the Maintenance Products Group, which took effect throughout the last half of 2005 and throughout 2006. The implementation of price increases was in response to the accelerating cost of our primary raw materials, packaging materials, utilities and freight.
Gross margins were 13.0% in the year ended December 31, 2006, an increase of 5.8 percentage points from the year ended December 31, 2005. Margins were positively impacted by improved operating performance at our Glit business, higher pricing levels in 2006 as well as positive impact from the liquidation of last-in, first-out inventory. Selling, general and administrative expenses (“SG&A”) as a percentage of sales were 15.8% in 2006, which is lower than 17.7% in 2005 principally due to compensation cost associated with the acceleration of vesting of stock options in 2005 and favorable self-insured costs performance in 2006.
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
Severance, Restructuring and Related Charges
Operating results for the year ended December 31, 2006 include a reduction of the non-cancelable lease liability for our Hazelwood, Missouri facility. This reduction in the liability was offset by costs associated with the restructuring of the Glit business ($0.3 million) and costs associated with the relocation of corporate headquarters ($0.2 million). Operating results for the Company during the year ended December 31, 2005 were negatively impacted by severance, restructuring and related charges of $1.0 million. Charges in 2005 related to the restructuring of the Glit business ($0.7 million), costs associated with the relocation of corporate headquarters ($0.2 million) and costs associated with various restructuring activities ($0.1 million). Refer to further discussion on severance and restructuring charges on Page 23 and Note 19 to the Consolidated Financial Statements in Part II, Item 8.
Other
In 2005, the Company recognized $0.6 million in equity income from the Sahlman investment compared to no income or loss being recognized in 2006. Interest expense increased by $0.4 million in 2006 versus 2005 primarily as a result of higher average borrowings as well as higher interest rates.
On June 27, 2006, the Company and Montenay amended the partnership interest purchase agreement in order to allow the Company to completely exit from the SESCO operations and related obligations. In addition, Montenay became the guarantor under the loan obligation for the IRBs. Montenay purchased the Company’s limited partnership interest for $0.1 million and a reduction of approximately $0.6 million in the face amount due to Montenay as agreed upon in the original partnership agreement. In addition, Montenay removed the Company as the performance guarantor under the service agreement. As a result of the above transaction, the Company recorded a gain of $0.6 million within continuing operations during the year ended December 31, 2006 given the reduction in the face amount due to Montenay as agreed upon in the original partnership interest purchase agreement.
The benefit from income taxes for 2006 and 2005 reflects a benefit of $0.8 million and $4.5 million, respectively, which offsets a tax provision reflected under discontinued operations for domestic income taxes. The benefit from income taxes for 2006 also reflects state income tax and miscellaneous tax provisions of $0.3 million. The benefit from income taxes for 2005 also reflects a state income tax provision of $0.1 million.

With the sale of the Metal Truck Box, U.K. consumer plastics, CML, Woods US, and Woods Canada business units over the past two years, all activity associated with these units are classified as discontinued operations. Income from operations, net of tax, for these business units was approximately $2.5 million in 2006 compared to income of $8.7 million in 2005. Loss on sale of discontinued businesses in 2006 includes a $50 thousand loss on the sale of the Metal Truck Box business unit, and a $5.4 million loss on the sale of the U.K. consumer plastics business unit.
Effective January 1, 2006, the Company adopted SFAS No. 123R, Share-Based Payments. As a result, a cumulative effect of this adoption of $0.8 million was recognized associated with the fair value of all vested stock appreciation rights (“SARs”). Overall, we reported a net loss of ($12.4) million [($1.55) per share] for the year ended December 31, 2006, versus a net loss of ($13.8) million [($1.74) per share] in the same period of 2005.
LIQUIDITY AND CAPITAL RESOURCES
We require funding for working capital needs and capital expenditures. We believe that our cash flow from operations and the use of available borrowings under the Bank of America Credit Agreement (as defined below) provide sufficient liquidity for our operations going forward. As of December 31, 2007, we had cash and cash equivalents of $2.0 million versus cash and cash equivalents of $7.4 million at December 31, 2006. Also as of December 31, 2007, we had outstanding borrowings of $13.5 million [27% of total capitalization], under the Bank of America Credit Agreement with unused borrowing availability on the Revolving Credit Facility of $11.0 million. As of December 31, 2006, we had outstanding borrowings of $56.9 million [58% of total capitalization] with unused borrowing availability of $13.9 million. We used cash flow in operations of $10.1 million during the year ended December 31, 2007 versus the $2.7 million provided by operations during the year ended December 31, 2006. Cash flow from operations was lower in 2007 than 2006 primarily as a result of lower operating earnings along with an increase in inventory levels.
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
Bank of America Credit Agreement
On November 30, 2007, Katy Industries, Inc. entered into the Second Amended and Restated Credit Agreement with Bank of America (the “Bank of America Credit Agreement”). The Bank of America Credit Agreement is a $50.6 million credit facility with a $10.6 million term loan (“Term Loan”) and a $40.0 million revolving loan (“Revolving Credit Facility”), including a $10.0 million sub-limit for letters of credit. The Bank of America Credit Agreement replaces the previous credit agreement (“Previous Credit Agreement”) as originally entered into on April 20, 2004. The Bank of America Credit Agreement is an asset-based lending agreement and only involves one bank compared to a syndicate of four banks under the Previous Credit Agreement.
The Revolving Credit Facility has an expiration date of November 30, 2010 and its borrowing base is determined by eligible inventory and accounts receivable. The Company’s borrowing base under the Bank of America Credit Agreement is reduced by the outstanding amount of standby and commercial letters of credit. All extensions of credit under the Bank of America Credit Agreement are collateralized by a first priority security interest in and lien upon the capital stock of each material domestic subsidiary of the Company (65% of the capital stock of certain foreign subsidiaries of the Company), and all present and future assets and properties of the Company.
The Company’s Term Loan balance immediately prior to the Bank of America Credit Agreement was $10.0 million. The annual amortization on the new Term Loan, paid quarterly, will be $1.5 million, beginning March 1, 2008, with final payment due November 30, 2010. The Term Loan is collateralized by the Company’s property, plant and equipment.
The Bank of America Credit Agreement requires the Company to maintain a minimum level of availability such that its eligible collateral must exceed the sum of its outstanding borrowings under the Revolving Credit Facility and letters of credit by at least $5.0 million. The Company’s borrowing base under the Bank of America Credit Agreement is reduced by the outstanding amount of standby and commercial letters of credit. Vendors, financial institutions and other parties with whom the Company conducts business may require letters of credit in the future that either (1) do not exist today or (2) would be at higher amounts than those that exist today. Currently, the Company’s largest letters of credit relate to our casualty insurance programs. At December 31, 2007, total outstanding letters of credit were $6.0 million.

Borrowings under the Bank of America Credit Agreement will bear interest, at the Company’s option, at either a rate equal to the bank’s base rate or LIBOR plus a margin based on levels of borrowing availability. Interest rate margins for the Revolving Credit Facility under the applicable LIBOR option will range from 2.00% to 2.50% on borrowing availability levels of $20.0 million to less than $10.0 million, respectively. For the Term Loan, interest rate margins under the applicable LIBOR option will range from 2.25% to 2.75%. Financial covenants such as minimum fixed charge coverage and leverage ratios are excluded from the Bank of America Credit Agreement.
If the Company is unable to comply with the terms of the agreement, it could seek to obtain an amendment to the Bank of America Credit Agreement and pursue increased liquidity through additional debt financing and/or the sale of assets. It is possible, however, the Company may not be able to obtain further amendments from the lender or secure additional debt financing or liquidity through the sale of assets on favorable terms or at all. However, the Company believes that it will be able to comply with all covenants throughout 2008.
On April 20, 2004, the Company completed its Previous Credit Agreement which was a $93.0 million facility with a $13.0 million Term Loan and an $80.0 million Revolving Credit Facility. The Previous Credit Agreement was amended eight times from April 20, 2004 to March 8, 2007 due to various reasons such as declining profitability and timing of certain restructuring payments. The amendments adjusted certain financial covenants such that the fixed charge coverage ratio and consolidated leverage ratio were eliminated and a minimum availability was set. In addition, the Company was limited on maximum allowable capital expenditures and was required to pay interest at the highest level of interest rate margins set in the Previous Credit Agreement. On March 8, 2007, the Company also reduced its revolving credit facility from $90.0 million to $80.0 million.
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
All of the debt under the Bank of America Credit Agreement is re-priced to current rates at frequent intervals. Therefore, its fair value approximates its carrying value at December 31, 2007. For the years ended December 31, 2007, 2006 and 2005, the Company had amortization of debt issuance costs, included within interest expense, of $2.0 million, $1.2 million and $1.1 million, respectively. Included in amortization of debt issuance costs in 2007 is approximately $0.6 million of debt issuance costs written off due to the reduction in the number of banks included in the Bank of America Credit Agreement, and $0.3 million written off due to the reduction in the Revolving Credit Facility on March 8, 2007. The Company incurred $0.2 million, $0.3 million and $0.2 million associated with either entering into the Bank of America Credit Agreement or amending the Previous Credit Agreement, as discussed above, for the years ended December 31, 2007, 2006 and 2005, respectively.
The Revolving Credit Facility under the Bank of America Credit Agreement requires lockbox agreements which provide for all Company receipts to be swept daily to reduce borrowings outstanding. These agreements, combined with the existence of a material adverse effect (“MAE”) clause in the Bank of America Credit Agreement, will cause the Revolving Credit Facility to be classified as a current liability, per guidance in the Emerging Issues Task Force Issue No. 95-22, Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement. The Company does not expect to repay, or be required to repay, within one year, the balance of the Revolving Credit Facility, which will be classified as a current liability. The MAE clause, which is a fairly typical requirement in commercial credit agreements, allows the lender to require the loan to become due if it determines there has been a material adverse effect on the Company’s operations, business, properties, assets, liabilities, condition, or prospects. The classification of the Revolving Credit Facility as a current liability is a result only of the combination of the lockbox agreements and the MAE clause. The Revolving Credit Facility does not expire or have a maturity date within one year, but rather has a final expiration date of November 30, 2010.

Contractual Obligations
We have contractual obligations associated with our debt, operating lease agreements, severance and restructuring, and other obligations. Our obligations as of December 31, 2007, are summarized below (amounts in thousands):

		Due in less	Due in 1-3	Due in 3-5	Due after 5
Contractual Cash Obligations	Total	than 1 year	years	years	years
Revolving credit facility [a]	$2,853	$2,853	$—	$—	$—
Term loans	10,600	1,500	9,100	—	—
Interest on debt [b]	2,159	842	1,317	—	—
Operating leases [c]	12,495	6,324	4,651	1,210	310
Severance and restructuring [c]	552	106	233	125	88
Postretirement benefits [d]	4,839	668	1,223	845	2,103

Total Contractual Obligations	$33,498	$12,293	$16,524	$2,180	$2,501

		Due in less	Due in 1-3	Due in 3-5	Due after 5
Other Commercial Commitments	Total	than 1 year	years	years	years
Commercial letters of credit	$423	$423	$—	$—	$—
Stand-by letters of credit	5,613	5,613	—	—	—

Total Commercial Commitments	$6,036	$6,036	$—	$—	$—

[a]
As discussed in the Liquidity and Capital Resources section above and in Note 9 to the Consolidated Financial Statements in Part II, Item 8, the entire Revolving Credit Facility under the Bank of America Revolving Credit Agreement is classified as a current liability on the Consolidated Balance Sheets as a result of the combination in the Bank of America Credit Agreement of (i) lockbox agreements on Katy’s depository bank accounts, and (ii) a subjective Material Adverse Effect (“MAE”) clause. The Revolving Credit Facility expires in November of 2010.

[b]
Represents interest on the Revolving Credit Facility and Term Loan of the Bank of America Credit Agreement. Amounts assume interest accrues at the current rate in effect. The amount also assumes the principal balance of the Revolving Credit Facility remains constant through its expiration date of November 30, 2010 and the principal balance of the Term Loan amortizes in accordance with the terms of the Bank of America Credit Agreement. Due to the variable nature of the Bank of America Credit Agreement, actual interest rates could differ from the assumptions above. In addition, actual borrowing levels could differ from the assumptions above due to liquidity needs.

[c]
Future non-cancelable lease rentals are included in the line entitled “Operating leases,” which represent obligations associated with restructuring activities. The line entitled “Severance and restructuring” represents the remaining obligations associated with restructuring activities, net of the future non-cancelable lease rentals. The Consolidated Balance Sheets at December 31, 2007 and 2006, include $1.5 million and $1.0 million, respectively, in discounted liabilities associated with non-cancelable operating lease rentals, net of estimated sub-lease revenues, related to facilities that have been abandoned as a result of restructuring and consolidation activities.

[d]
Benefits consist of postretirement medical obligations to retirees of former subsidiaries of Katy, as well as deferred compensation plan liabilities to former officers of the Company, discussed in Note 11 to the Consolidated Financial Statements in Part II, Item 8.

The amounts presented in the table above may not necessarily reflect the actual future cash funding requirements of the Company because the actual timing of the future payments made may vary from the stated contractual obligation. In addition, due to the uncertainty with respect to the timing of future cash flows associated with the Company’s unrecognized tax benefits at December 31, 2007, the Company is unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authority. Therefore, $2.1 million of unrecognized tax benefits have been excluded from the contractual obligations table above. See Note 14 to the Consolidated Financial Statements in Part II, Item 8 for a discussion on income taxes.
Off-balance Sheet Arrangements
None.

Cash Flow
Liquidity was positively impacted during 2007 as a result of the proceeds from the sale of discontinued businesses which offset funds used for working capital requirements, capital expenditures and reduction of debt levels. We used $10.1 million of operating cash compared to operating cash provided during 2006 of $2.7 million. During 2006, the Company reduced debt obligations by $1.0 million primarily due to the operating cash performance noted above as well as the proceeds from the sale of discontinued businesses offsetting our capital expenditures.
Operating Activities
Cash used in operating activities before changes in operating assets and discontinued operations was $2.0 million in 2007 versus cash provided of $1.2 million in 2006. While we reported a net loss in both periods, these amounts included many non-cash items such as depreciation and amortization, impairments of long-lived assets, the write-off and amortization of debt issuance costs, non-cash stock compensation expense, loss on the sale of assets and the equity income from our equity method investment. We used $8.2 million of cash related to operating assets and liabilities in 2007 compared to $1.7 million in cash being provided in 2006. Our operating cash flow was impacted in 2007 by increased inventory levels of $5.3 million and reduction of accrued expenses of $5.5 million. By the end of 2007, we were turning our inventory at 7.1 times per year versus 6.9 times per year in 2006. Cash of $1.1 million and $2.4 million was used in 2007 and 2006, respectively, to satisfy severance, restructuring and related obligations.
Investing Activities
Capital expenditures from continuing operations totaled $4.4 million in 2007 as compared to $3.7 million in 2006 as spending for capital-related restructuring activities and new property and equipment continued to slow down as compared to 2005. In 2007, we sold the Woods US, Woods Canada and CML business units, the real estate assets of the CEL business unit, and our equity investment in Sahlman for $55.6 million, excluding any amounts still held in escrow or outstanding as of December 31, 2007. In 2006, we sold the CEL and the Metal Truck Box business units for $4.7 million excluding a $1.2 million note receivable obtained as part of the Metal Truck Box transaction. In addition, the Company sold additional assets, including our SESCO partnership interest, in 2007 and 2006 for net proceeds from continuing operations of $0.2 million and $0.3 million, respectively. In 2007 and 2006, proceeds from dispositions were reduced by capital expenditures of $0.4 million and $1.0 million, respectively, made by these businesses. In 2005, we acquired substantially all of the assets and assumed certain liabilities of Washington International Non-Wovens, LLC.
Financing Activities
Cash flows from financing activities in 2007 and 2006 reflect the reduction of our debt obligations as cash provided by either operations or proceeds from the sale of businesses exceeded the requirements from investing activities. Overall, debt decreased $43.4 million and $0.8 million in 2007 and 2006, respectively. Direct debt costs, primarily associated with the debt modifications and refinance transactions, totaled $0.2 million and $0.3 million in 2007 and 2006, respectively. During 2007 and 2006, the Company acquired 1,300 and 40,800 shares of common stock on the open market under the cost method for approximately $3.4 thousand and $0.1 million, respectively. During 2005, 3,200 shares of common stock were repurchased on the open market for approximately $7.5 thousand.
TRANSACTIONS WITH RELATED AND CERTAIN OTHER PARTIES
Kohlberg & Co., L.L.C., an affiliate of Kohlberg Investors IV, L.P., whose affiliate holds all 1,131,551 shares of our Convertible Preferred Stock, provides ongoing management oversight and advisory services to Katy. We paid $0.5 million annually for such services in 2007, 2006 and 2005, which are included as a component of selling, general and administrative expense. We expect to pay $0.5 million annually in future years.
SEVERANCE, RESTRUCTURING AND RELATED CHARGES
The Company has several cost reduction and facility consolidation initiatives, resulting in severance, restructuring and related charges. Key initiatives were the consolidation of the St. Louis, Missouri manufacturing/distribution facilities and the consolidation of the Glit facilities. These initiatives resulted from the on-going strategic reassessment of the Company’s various businesses as well as the markets in which they operate.

A summary of charges (reductions) by major initiative is as follows:

	2007	2006	2005
	(Amounts in Thousands)
Consolidation of Glit facilities	$1,699	$299	$724
Consolidation of St. Louis manufacturing/distribution facilities	882	(499)	39
Corporate office relocation	—	217	172
Consolidation of administrative functions for CCP	—	—	21

Total severance, restructuring and related costs	$2,581	$17	$956

A rollforward of all restructuring reserves since December 31, 2005 is as follows:

		One-time	Contract
		Termination	Termination
	Total	Benefits [a]	Costs [b]	Other [c]
Restructuring liabilities at December 31, 2005	$2,507	$412	$2,095	$—
Additions	516	326	—	190
Reductions	(499)	—	(499)	—
Payments	(2,054)	(738)	(1,126)	(190)

Restructuring liabilities at December 31, 2006	$470	$—	$470	$—
Additions	2,656	151	2,332	173
Reductions	(75)	—	(75)	—
Payments	(909)	(151)	(585)	(173)
Other	(689)	—	(689)	—

Restructuring liabilities at December 31, 2007	$1,453	$—	$1,453	$—

[a]	Includes severance, benefits, and other employee-related costs associated with the employee terminations. No obligations remain at December 31, 2007.

[b]
Includes charges related to non-cancelable lease liabilities for abandoned facilities, net of potential sub-lease revenue. Total maximum potential amount of lease loss, excluding any sublease rentals, is $3.1 million as of December 31, 2007. The Company has included $1.6 million as an offset for sublease rentals.

[c]	Includes charges associated with equipment removal and cleanup of abandoned facilities. No obligations remain at December 31, 2007.
The remaining severance, restructuring and other related charges for these initiatives are expected to be approximately $0.3 million, primarily related to the consolidation of the Glit facilities program. With leases expiring on December 31, 2008 for our largest facility in Bridgeton, Missouri, the Company anticipates entering into a new lease agreement which will utilize significantly less square footage in order to improve the overhead cost structure. As a result, the Company anticipates incurring approximately $1.2 million in the non-cash write off of fixed assets for assets expected to be sold or abandoned in 2008.
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
OUTLOOK FOR 2008
We experienced lower volume performance during 2007 in nearly all of the Maintenance Products Group business units. This lower volume has been partially offset by the impact of price increases made over the past two years. Given the steady increase of resin and other raw materials pricing in the last six months of 2007, we anticipate pricing levels to increase in 2008 to offset the impact of this cost increase. We believe the Company will have volume improvements in most of our business units in 2008.

We believe that the significant quality, shipping and production issues present at our Glit business unit over the past few years have been resolved. The Glit business unit improved its quality level and has executed the consolidation of the Pineville, North Carolina and Washington, Georgia operations into the Wrens, Georgia facility over the past two years. However, our operating results of Glit will be highly dependent on the overall volume within the business unit and the unit’s ability to improve productivity.
Cost of goods sold is subject to variability in the prices for certain raw materials, most significantly thermoplastic resins used in the manufacture of plastic products for the Continental, Container and Contico businesses. After a steady increase in 2005, prices of plastic resins, such as polyethylene and polypropylene, have remained relatively stable on average in 2006 and the first half of 2007; however, prices did increase steadily over the last six months of 2007. Management has observed that the prices of plastic resins are driven to an extent by prices for crude oil and natural gas, in addition to other factors specific to the supply and demand of the resins themselves.  Prices for corrugated packaging material and other raw materials have also accelerated over the past few years. We have not employed an active hedging program related to our commodity price risk, but are employing other strategies for managing this risk, including contracting for a certain percentage of resin needs through supply agreements and opportunistic spot purchases.  We have experienced cost increases within the past few years in the prices of primary raw materials used in our products and inflation in other costs such as packaging materials, utilities and freight. In a climate of rising raw material costs, we have experienced difficulty in raising prices to shift these higher costs to our consumer customers for our plastic products.  Our future earnings may be negatively impacted to the extent further increases in costs for raw materials cannot be recovered or offset through higher selling prices. We cannot predict the direction our raw material prices will take beyond 2008.
Over the past few years, our management has been focused on a number of restructuring and cost reduction initiatives, including the consolidation of facilities, divestiture of non-core operations, selling general and administrative (“SG&A”) cost rationalization and organizational changes. We have and expect to continue to benefit from various profit enhancing strategies such as process improvements (including Lean Manufacturing and Six Sigma), value engineering products, improved sourcing/purchasing and lean administration. With leases expiring on December 31, 2008 for our largest facility in Bridgeton, Missouri, the Company anticipates entering into a new lease agreement which will utilize significantly less square footage in order to improve the overhead cost structure. As a result, the Company anticipates incurring approximately $1.2 million in the non-cash write off of fixed assets for assets expected to be sold or abandoned in 2008.
SG&A expenses as a percentage of sales were lower in 2007 versus 2006 and should be lower as a percentage of sales in 2008 primarily from cost improvements made in the past year. We will continue to evaluate the possibility of further consolidation of administrative processes and other SG&A expenses.
Interest rates dropped in 2007. Ultimately, we cannot predict the future levels of interest rates. Under the Bank of America Credit Agreement the Company’s interest rate margins on all of our outstanding borrowings and letters of credit are lower as of December 31, 2007 as compared to the average level during 2007 given the completion of the Bank of America Credit Agreement on November 30, 2007.
Given our history of operating losses, along with guidance provided by the accounting literature covering accounting for income taxes, we are unable to conclude it is more likely than not that we will be able to generate future taxable income sufficient to realize the benefits of domestic deferred tax assets carried on our books. Therefore, except for our profitable foreign subsidiary, Glit/Gemtex, Ltd., a full valuation allowance on the net deferred tax asset position was recorded at December 31, 2007 and 2006, and we do not expect to record the benefit of any deferred tax assets that may be generated in 2008. We will continue to record current expense, within continuing and discontinued operations, associated with foreign and state income taxes.
We expect our working capital levels to remain constant as a percentage of sales. However, inventory carrying values may be impacted by higher material costs. We expect to use cash flow in 2008 for capital expenditures and payments due under our term loan as well as the settlement of previously established restructuring accruals. The majority of these accruals relate to non-cancelable lease obligations for abandoned facilities. These accruals do not create incremental cash obligations in that we are obligated to make the associated payments whether we occupy the facilities or not. The amount we will ultimately pay out under these accruals is dependent on our ability to successfully sublet all or a portion of the abandoned facilities.
The Company was in compliance with the covenants of the Bank of America Credit Agreement as of December 31, 2007. The Bank of America Credit Agreement requires the Company to maintain a minimum level of availability (eligible collateral base less outstanding borrowings and letters of credit) such that its eligible collateral must exceed the sum of its outstanding borrowings and letters of credit by at least $5.0 million.

If we are unable to comply with the terms of the Bank of America Credit Agreement, we could seek to obtain amendments and pursue increased liquidity through additional debt financing and/or the sale of assets. We believe that given our strong working capital base, additional liquidity could be obtained through additional debt financing, if necessary. However, there is no guarantee that such financing could be obtained. The Company believes that we will be able to comply with the Bank of America Credit Agreement throughout 2008. In addition, we are continually evaluating alternatives relating to the sale of excess assets and divestitures of certain of our business units. Asset sales and business divestitures present opportunities to provide additional liquidity by de-leveraging our financial position. However, the Company may not be able to secure liquidity through the sale of assets on favorable terms or at all.
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
•	Increases in the cost of, or in some cases continuation of, the current price levels of thermoplastic resins, paper board packaging, and other raw materials.

•	Our inability to reduce product costs, including manufacturing, sourcing, freight, and other product costs.

•	Our inability to reduce administrative costs through consolidation of functions and systems improvements.

•	Our inability to protect our intellectual property rights adequately.

•	Our inability to reduce our raw materials costs.

•	Our inability to grow our revenue.

•	Our inability to achieve product price increases, especially as they relate to potentially higher raw material costs.

•	Competition from foreign competitors.

•	The potential impact of rising interest rates on our LIBOR-based Bank of America Credit Agreement.

•	Our inability to meet covenants associated with the Bank of America Credit Agreement.

•	Our failure to identify, and promptly and effectively remediate, any material weaknesses or significant deficiencies in our internal controls over financial reporting.

•	The potential impact of rising costs for insurance for properties and various forms of liabilities.

•	The potential impact of changes in foreign currency exchange rates related to our foreign operations.

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
Stock-based Compensation – On January 1, 2006, the Company adopted SFAS No. 123R, Share-Based Payment (“SFAS No. 123R”), using the modified prospective method. Under this method, compensation cost recognized during the year ended December 31, 2007 includes: a) compensation cost for all stock options granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with SFAS No. 123R amortized over the options’ vesting period and b) compensation cost for outstanding stock appreciation rights as of December 31, 2007 based on the December 31, 2007 fair value estimated in accordance with SFAS No. 123R. Compensation cost recognized during the year ended December 31, 2006 includes: a) compensation cost for all stock options granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with SFAS No. 123R amortized over the options’ vesting period; b) compensation cost for stock appreciation rights granted prior to, but vested as of January 1, 2006, based on the January 1, 2006 fair value estimated in accordance with SFAS No. 123R; and c) compensation cost for outstanding stock appreciation rights as of December 31, 2006 based on the December 31, 2006 fair value estimated in accordance with SFAS No. 123R.
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
Therefore, although we make every effort to ensure the accuracy of our forecasts of future product demand, any significant unanticipated changes in demand or product developments could have a significant impact on the value of our inventory and our reported operating results. Our reserves for excess and obsolete inventory were $1.4 million and $3.9 million, respectively, as of December 31, 2007 and 2006. The change in reserve balances was due to the sale of the Electrical Products business as described further in Note 7 to the Consolidated Financial Statements of Katy included in Part II, Item 8. At December 31, 2006 our reserves excluding discontinued operations were $1.6 million.
Goodwill and Impairments of Long-Lived Assets – In connection with certain acquisitions, we recorded goodwill representing the cost of the acquisition in excess of the fair value of the net assets acquired. In accordance with SFAS No. 142, Goodwill and Intangible Assets, the fair value of each reporting unit that carries goodwill is determined annually, or as indicators of impairment are identified, and the fair value is compared to the carrying value of the reporting unit. If the fair value exceeds the carrying value, then no adjustment is necessary. If the carrying value of the reporting unit exceeds the fair value, appraisals are performed of long-lived assets and other adjustments are made to arrive at a revised fair value balance sheet. This revised fair value balance sheet (without goodwill) is compared to the fair value of the business previously determined, and a revised goodwill amount is determined. If the indicated goodwill amount meets or exceeds the current carrying value of goodwill, then no adjustment is required. However, if the result indicates a reduced level of goodwill, an impairment is recorded to state the goodwill at the revised level. Any future impairments of goodwill determined in accordance with SFAS No. 142 would be recorded as a component of income from continuing operations.

We review our long-lived assets for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, whenever triggering events indicate that an impairment may have occurred. We monitor our operations to look for triggering events that may cause us to perform an impairment analysis. These events include, among others, loss of product lines, poor operating performance and abandonment of facilities. We determine the lowest level at which cash flows are separately identifiable to perform the future cash flows tests, and apply the results to the assets related to those separately identifiable cash flows. In some cases, this may be at the individual asset level, but in other cases, it is more appropriate to perform this testing at a business unit level (especially when poor operating performance was the triggering event). For assets that are to be held and used, we compare undiscounted future cash flows associated with the asset (or asset group) and determine if the carrying value of the asset (asset group) will be recovered by those cash flows over the remaining useful life of the asset (or of the primary asset of an asset group). If the future undiscounted cash flows indicate that the carrying value of the asset (asset group) will not be recovered, then the asset is marked to fair value. For assets that are to be disposed of by sale or by a means other than by sale, the identified asset (or disposal group if a group of assets or entire business unit) is marked to fair value less costs to sell. In the case of the planned sale of a business unit, SFAS No. 144 indicates that disposal groups should be reported as discontinued operations on the consolidated financial statements if cash flows of the disposal group are separately identifiable. SFAS No. 144 has had an impact on the application of accounting for discontinued operations, making it in general much easier to classify a business unit (disposal group) held for sale as a discontinued operation. The rules covering discontinued operations prior to SFAS No. 144 generally required that an entire segment of a business be planned for disposal in order to classify it as a discontinued operation. We recorded impairments of long-lived assets during 2005 in accordance with SFAS No. 144, which are discussed in Notes 4 and 5 to the Consolidated Financial Statements in Part II, Item 8.
Deferred Income Taxes – We recognize deferred income tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. Deferred income tax assets also include federal, state and foreign net operating loss carry forwards, primarily due to the significant operating losses incurred during recent years, as well as various tax credits. We regularly review our deferred income tax assets for recoverability taking into consideration historical net income (losses), projected future income (losses) and the expected timing of the reversals of existing temporary differences. We establish a valuation allowance when it is more likely than not that these assets will not be recovered. As of December 31, 2007, we had a valuation allowance of $66.3 million. During the year ended December 31, 2007, we reduced the valuation allowance by $0.7 million. Except for certain of our foreign subsidiaries, given the negative evidence provided by our history of operating losses, and considering guidance provided by SFAS No. 109, Accounting for Income Taxes, we were unable to conclude that it is more likely that not that our deferred tax assets would be recoverable through the generation of future taxable income. We will continue to evaluate our valuation allowance requirements based on future operating results and business acquisitions and dispositions, and we may adjust our deferred tax asset valuation allowance. Such changes in our deferred tax asset valuation allowance will be reflected in current operations through our income tax provision.
We also apply the interpretations prescribed by FASB Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) in accounting for the uncertainty in income taxes recognized in our Consolidated Financial Statements. FIN 48 provides guidance for the recognition and measurement in financial statements for uncertain tax positions taken or expected to be taken in a tax return. The evaluation of a tax position in accordance with FIN 48 is a two-step process, the first step being recognition. We determine whether it is more-likely-than-not that a tax position will be sustained upon tax examination, including resolution of any related appeals or litigation, based on only the technical merits of the position. The technical merits of a tax position derive from both statutory and judicial authority (legislation and statutes, legislative intent, regulations, rulings, and case law) and their applicability to the facts and circumstances of the tax position. If a tax position does not meet the more-likely-than-not recognition threshold, the benefit of that position is not recognized in the financial statements. The second step is measurement. A tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate resolution with a taxing authority.
Workers’ Compensation and Product Liabilities – We make payments for workers’ compensation and product liability claims generally through the use of a third party claims administrator. We have purchased insurance coverage for large claims over our self-insured retention levels. Our workers’ compensation liabilities are developed using actuarial methods based upon historical data for payment patterns, cost trends, and other relevant factors. In order to consider a range of possible outcomes, we have based our estimates of liabilities in this area on several different sources of loss development factors, including those from the insurance industry, the manufacturing industry, and factors developed in-house. Our general approach is to identify a reasonable, logical conclusion, typically in the middle range of the possible outcomes. While we believe that our liabilities for workers’ compensation and product liability claims as of December 31, 2007 are adequate and that the judgment applied is appropriate, such estimated liabilities could differ materially from what will actually transpire in the future.

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
Severance, Restructuring and Related Charges – We have initiated several cost reduction and facility consolidation initiatives including, (1) the closure or consolidation of manufacturing, distribution and office facilities, and (2) the centralization of business units. These initiatives have resulted in significant severance, restructuring and related charges. Included in these charges are one-time termination benefits including severance, benefits and other employee-related costs associated with employee terminations; contract termination costs mostly related to non-cancelable lease liabilities for abandoned facilities, net of sublease revenue; and other costs associated with the consolidation of administrative and operational functions and consultants working on sourcing and other manufacturing and production efficiency initiatives. Our current restructuring programs were substantially completed in 2007. In accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, we recognize costs (including costs for one-time termination benefits) associated with exit or disposal activities as they are incurred. However, charges related to non-cancelable leases require estimates of sublease income and adjustments to these liabilities are possible in the future depending on the accuracy of the sublease assumptions made.
NEW ACCOUNTING PRONOUNCEMENTS
See Note 3 of the Notes to the Consolidated Financial Statements in Part II, Item 8 for a discussion of new accounting pronouncements and the potential impact to the Company’s consolidated results of operations and financial position
Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
Our interest obligations on outstanding debt at December 31, 2007 were indexed from short-term LIBOR. As a result of the current rising interest rate environment and the increase in the interest rate margins on our borrowings as a result of the amendments to the Bank of America Credit Agreement, our exposures to interest rate risks on the non-capped debt could be material to our financial position or results of operations. See Note 9 to the Consolidated Financial Statements in Part II, Item 8.

The following table presents as of December 31, 2007, our financial instruments, rates of interest and indications of fair value:
Expected Maturity Dates
(Amounts in Thousands)

	2008	2009	2010	2011	2012	Thereafter	Total	Fair Value
ASSETS

Temporary cash investments
Fixed rate	$—	$—	$—	$—	$—	$—	$—	$—
Average interest rate	—	—	—	—	—	—	—	—

INDEBTEDNESS

Fixed rate debt	$—	$—	$—	$—	$—	$—	$—	$—
Average interest rate	—	—	—	—	—	—	—	—
Variable rate debt	$1,500	$1,500	$10,453	$—	$—	$—	$13,453	$13,453
Average interest rate	7.50%	7.50%	7.57%	—	—	—	—	—
Foreign Exchange Risk
We are exposed to fluctuations in the Canadian dollar. In addition, we make significant U.S. dollar purchases from suppliers in Honduras, Pakistan, China, Taiwan, and the Philippines. An adverse change in foreign currency exchange rates of these countries could result in an increase in the cost of purchases. We do not currently hedge foreign currency transaction or translation exposures. Our net investment in foreign subsidiaries translated into U.S. dollars at December 31, 2007 is $3.4 million. A 10% change in foreign currency exchange rates would amount to $0.3 million change in our net investment in foreign subsidiaries at December 31, 2007.
Commodity Price Risk
We have not employed an active hedging program related to our commodity price risk, but are employing other strategies for managing this risk, including contracting for a certain percentage of resin needs through supply agreements and opportunistic spot purchases. See Part I – Item 1 - Raw Materials and Part II – Item 7 – Outlook for 2008 for a further discussion of our raw materials.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Katy Industries, Inc.:
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Katy Industries, Inc. and its subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
As discussed in Note 14 to the consolidated financial statements, the Company changed the manner in which it accounts for uncertain tax positions as of January 1, 2007.
As discussed in Note 3 to the consolidated financial statements, the Company changed the manner in which it accounts for stock based compensation as of January 1, 2006.
As discussed in Note 11 to the consolidated financial statements, the Company changed the manner in which it accounts for pensions and other post-retirement plans for the year ended December 31, 2006.
/s/ PricewaterhouseCoopers LLP
St. Louis, Missouri
March 14, 2008

KATY INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2007 and 2006
(Amounts in Thousands)
ASSETS

	2007	2006
CURRENT ASSETS:

Cash and cash equivalents	$2,015	$7,392
Trade accounts receivable, net of allowances of $261 and $2,213	18,077	55,014
Inventories, net	26,160	54,980
Receivable from disposition	6,799	—
Other current assets	2,520	2,991
Asset held for sale	—	4,483

Total current assets	55,571	124,860

OTHER ASSETS:

Goodwill	665	665
Intangibles, net	4,853	6,435
Other	3,470	8,990

Total other assets	8,988	16,090

PROPERTY AND EQUIPMENT
Land and improvements	336	336
Buildings and improvements	9,666	9,669
Machinery and equipment	96,650	119,703

	106,652	129,708
Less — Accumulated depreciation	(72,647)	(87,964)

Property and equipment, net	34,005	41,744

Total assets	$98,564	$182,694

See Notes to Consolidated Financial Statements.

KATY INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2007 and 2006
(Amounts in Thousands, Except Share Data)
LIABILITIES AND STOCKHOLDERS’ EQUITY

	2007	2006
CURRENT LIABILITIES:

Accounts payable	$14,995	$33,684
Accrued compensation	2,629	3,518
Accrued expenses	22,325	38,187
Current maturities, long-term debt	1,500	1,125
Revolving credit agreement	2,853	43,879

Total current liabilities	44,302	120,393

LONG-TERM DEBT, less current maturities	9,100	11,867

OTHER LIABILITIES	8,706	8,402

Total liabilities	62,108	140,662

COMMITMENTS AND CONTINGENCIES (Notes 18 and 22)	—	—

STOCKHOLDERS’ EQUITY
15% Convertible preferred stock, $100 par value, authorized 1,200,000 shares, issued and outstanding 1,131,551 shares, liquidation value $113,155	108,256	108,256
Common stock, $1 par value; authorized 35,000,000 shares; issued 9,822,304 shares	9,822	9,822
Additional paid-in capital	27,338	27,120
Accumulated other comprehensive (loss) income	(1,112)	2,242
Accumulated deficit	(85,915)	(83,434)
Treasury stock, at cost, 1,871,128 shares and 1,869,827 shares, respectively	(21,933)	(21,974)

Total stockholders’ equity	36,456	42,032

Total liabilities and stockholders’ equity	$98,564	$182,694

See Notes to Consolidated Financial Statements.

KATY INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 and 2005
(Amounts in Thousands, Except Per Share Data)

	2007	2006	2005

Net sales	$187,771	$192,416	$200,085
Cost of goods sold	167,517	167,347	185,646

Gross profit	20,254	25,069	14,439
Selling, general and administrative expenses	25,985	30,450	35,456
Impairments of goodwill	—	—	1,574
Impairments of other long-lived assets	—	—	538
Severance, restructuring and related charges	2,581	17	956
Loss (gain) on sale of assets	2,434	412	(329)

Operating loss	(10,746)	(5,810)	(23,756)
Equity in income of equity method investment	783	—	600
Gain on SESCO joint venture transaction	—	563	—
Interest expense	(4,565)	(4,221)	(3,803)
Other, net	(72)	278	117

Loss from continuing operations before benefit from income taxes	(14,600)	(9,190)	(26,842)
Benefit from income taxes from continuing operations	719	529	4,376

Loss from continuing operations	(13,881)	(8,661)	(22,466)
Income from operations of discontinued businesses (net of tax)	2,259	2,443	8,669
Gain (loss) on sale of discontinued businesses (net of tax)	10,121	(5,405)	—

Loss before cumulative effect of a change in accounting principle	(1,501)	(11,623)	(13,797)
Cumulative effect of a change in accounting principle (net of tax)	—	(756)	—

Net loss	$(1,501)	$(12,379)	$(13,797)

Loss per share of common stock — Basic and diluted
Loss from continuing operations	$(1.75)	$(1.09)	$(2.83)
Discontinued operations (net of tax)	1.56	(0.37)	1.09
Cumulative effect of a change in accounting principle	—	(0.09)	—

Net loss	$(0.19)	$(1.55)	$(1.74)

See Notes to Consolidated Financial Statements.

KATY INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 and 2005
(Amounts in Thousands, Except Share Data)

						Accumulated
	Convertible		Common			Other
	Preferred Stock		Stock		Additional	Compre-			Compre-	Total
	Number of	Par	Number of	Par	Paid-in	hensive	Accumulated	Treasury	hensive	Stockholders’
	Shares	Value	Shares	Value	Capital	Income (Loss)	Deficit	Stock	Loss	Equity
Balance, January 1, 2005	1,131,551	$108,256	9,822,204	$9,822	$25,111	$4,564	$(57,258)	$(21,910)		$68,585
Net loss	—	—	—	—	—	—	(13,797)	—	$(13,797)	(13,797)
Foreign currency translation adjustment	—	—	—	—	—	(1,352)	—	—	(1,352)	(1,352)
Pension minimum liability adjustment	—	—	—	—	—	(109)	—	—	(109)	(109)
Interest rate swap	—	—	—	—	—	55	—	—	55	55

Comprehensive loss									$(15,203)

Purchase of treasury stock	—	—	—	—	—	—	—	(7)		(7)
Stock compensation	—	—	—	—	2,004	—	—	—		2,004
Other	—	—	—	—	(48)	—	—	(627)		(675)

Balance, December 31, 2005	1,131,551	$108,256	9,822,204	$9,822	$27,067	$3,158	$(71,055)	$(22,544)		$54,704
Net loss	—	—	—	—	—	—	(12,379)	—	$(12,379)	(12,379)
Foreign currency translation adjustment	—	—	—	—	—	686	—	—	686	686
Interest rate swap	—	—	—	—	—	22	—	—	22	22

Comprehensive loss									$(11,671)

Adoption of SFAS 158	—	—	—	—	—	(1,624)	—	—		(1,624)
Purchase of treasury stock	—	—	—	—	—	—	—	(111)		(111)
Stock option exercise	—	—	—	—	(378)	—	—	525		147
Stock compensation	—	—	—	—	587	—	—	—		587
Other	—	—	100	—	(156)	—	—	156		—

Balance, December 31, 2006	1,131,551	$108,256	9,822,304	$9,822	$27,120	$2,242	$(83,434)	$(21,974)		$42,032
Net loss	—	—	—	—	—	—	(1,501)	—	$(1,501)	(1,501)
Foreign currency translation adjustment	—	—	—	—	—	(4,551)	—	—	(4,551)	(4,551)
Interest rate swap	—	—	—	—	—	(76)	—	—	(76)	(76)

Comprehensive loss									$(6,128)

Penion and other postretirement benefits	—	—	—	—	—	1,273	—	—		1,273
Adoption of FIN 48	—	—	—	—	—	—	(980)	—		(980)
Purchase of treasury stock	—	—	—	—	—	—	—	(3)		(3)
Stock compensation	—	—	—	—	262	—	—	—		262
Other	—	—	—	—	(44)	—	—	44		—

Balance, December 31, 2007	1,131,551	$108,256	9,822,304	$9,822	$27,338	$(1,112)	$(85,915)	$(21,933)		$36,456

See Notes to Consolidated Financial Statements.

KATY INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 and 2005
(Amounts in Thousands)

	2007	2006	2005
Cash flows from operating activities:
Net loss	$(1,501)	$(12,379)	$(13,797)
(Income) loss from discontinued operations	(12,380)	2,962	(8,669)

Loss from continuing operations	(13,881)	(9,417)	(22,466)
Cumulative effect of a change in accounting principle	—	756	—
Depreciation and amortization	7,294	7,628	7,699
Impairments of goodwill	—	—	1,574
Impairments of other long-lived assets	—	—	538
Write-off and amortization of debt issuance costs	2,007	1,178	1,122
Write-off of assets due to lease termination	751	—	—
Stock option expense	262	587	2,004
Loss (gain) on sale of assets	2,434	412	(329)
Equity in income of equity method investment	(783)	—	(600)
Deferred income taxes	(48)	14	240

	(1,964)	1,158	(10,218)

Changes in operating assets and liabilities:
Accounts receivable	1,383	3,272	5,813
Inventories	(5,330)	7,045	9,428
Other assets	(220)	(283)	933
Accounts payable	60	(3,076)	(3,277)
Accrued expenses	(5,541)	(1,062)	(1,135)
Other, net	1,399	(4,236)	(2,139)

	(8,249)	1,660	9,623

Net cash (used in) provided by continuing operations	(10,213)	2,818	(595)
Net cash provided by (used in) discontinued operations	74	(75)	7,454

Net cash (used in) provided by operating activities	(10,139)	2,743	6,859

Cash flows from investing activities:
Capital expenditures of continuing operations	(4,403)	(3,733)	(8,210)
Acquisition of subsidiary, net of cash acquired	—	—	(1,115)
Proceeds from sale of assets, net	246	289	901

Net cash used in continuing operations	(4,157)	(3,444)	(8,424)
Net cash provided by (used in) discontinued operations	55,195	3,738	(970)

Net cash provided by (used in) investing activities	51,038	294	(9,394)

Cash flows from financing activities:
Net (repayments) borrowings of revolving loans	(41,026)	1,934	1,165
(Decrease) increase in book overdraft	(1,903)	(1,534)	3,621
Proceeds of term loans	573	1,364	—
Repayments of term loans	(2,965)	(4,086)	(2,857)
Direct costs associated with debt facilities	(236)	(312)	(151)
Repurchases of common stock	(3)	(111)	(7)
Proceeds from the exercise of stock options	—	147	—

Net cash (used in) provided by continuing operations	(45,560)	(2,598)	1,771
Net cash (used in) provided by discontinued operations	(570)	(1,071)	692

Net cash (used in) provided by financing activities	(46,130)	(3,669)	2,463

Effect of exchange rate changes on cash and cash equivalents	(146)	(397)	(32)

Net decrease in cash and cash equivalents	(5,377)	(1,029)	(104)
Cash and cash equivalents, beginning of period	7,392	8,421	8,525

Cash and cash equivalents, end of period	$2,015	$7,392	$8,421

Supplemental disclosure of non-cash investing activities:
Receivable from sale of discontinued operations	$6,799	$1,200	$—

See Notes to Consolidated Financial Statements.

KATY INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2007 and 2006
(Amounts in Thousands, Except Per Share Data)
Note 1. ORGANIZATION OF THE BUSINESS
The Company is organized into one reporting segment: the Maintenance Products Group. The activities of the Maintenance Products Group include the manufacture and distribution of a variety of commercial cleaning supplies and storage products. Principal geographic markets are in the United States, Canada, and Europe and include the sanitary maintenance, foodservice, mass merchant retail and home improvement markets.
Note 2. RESTATEMENT OF PRIOR FINANCIAL INFORMATION
As a result of accounting errors in the Company’s raw material inventory records, management and the Company’s Audit Committee determined on August 6, 2007 that the Company’s previously issued consolidated financial statements for the years ended December 31, 2006 and 2005 should no longer be relied upon. The Company’s decision to restate its consolidated financial statements was based on facts obtained by management and the results of an independent investigation of the physical raw material inventory counting process at CCP. These procedures resulted in the identification of the overstatement of raw material inventory when completing the physical inventory. At the time of the physical inventories, the Company did not have sufficient controls in place to ensure that the accurate physical raw material inventory on hand was properly accounted for and reported in the proper period. The Company filed on August 17, 2007 an amended Annual Report on Form 10-K/A as of December 31, 2006 and an amended Quarterly Report on Form 10-Q/A as of March 31, 2007 in order to restate the consolidated financial statements. All amounts included in this Annual Report for the above periods have been properly reflected for the restatement.
Note 3. SIGNIFICANT ACCOUNTING POLICIES
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
As part of the continuous evaluation of its operations, Katy has acquired and disposed of certain of its operating units in recent years. Those which affected the Consolidated Financial Statements for the year ended December 31, 2007 are discussed in Note 7.
The Company previously owned 30,000 shares of common stock, a 45% interest, in Sahlman Holding Company, Inc. (“Sahlman”) that is accounted for under the equity method. The Company did not have significant influence over the operation. Sahlman is engaged in the business of shrimp farming in Nicaragua. As of December 31, 2007, the Company had no investment in the business due to the sale of its shares to Sahlman as further described in Note 6.
Use of Estimates and Reclassifications – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Certain reclassifications associated with the presentation of discontinued operations were made to the prior year amounts in order to consistently reflect the continuing business.
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
Advertising Costs – Advertising costs are expensed as incurred. Advertising costs within continuing operations expensed in 2007, 2006 and 2005 were $0.8 million, $0.8 million and $0.9 million, respectively.
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
Inventories – Inventories are stated at the lower of cost or market value, and reserves are established for excess and obsolete inventory in order to ensure proper valuation of inventories. Cost includes materials, labor and overhead. At December 31, 2007 and 2006, approximately 62% and 22%, respectively, of Katy’s inventories were accounted for using the last-in, first-out (“LIFO”) method of costing, while the remaining inventories were accounted for using the first-in, first-out (“FIFO”) method. The change in percentage for inventory accounted for using the LIFO method was due to the sale of the Electrical Products business as described further in Note 7. At December 31, 2006 approximately 55% of inventories excluding discontinued operations were accounted for using the LIFO method of costing. Current cost, as determined using the FIFO method, exceeded LIFO cost by $4.0 million and $3.5 million at December 31, 2007 and 2006, respectively. The components of inventories are:

	December 31,
	2007	2006
	(Amounts in Thousands)

Raw materials	$17,022	$14,777
Work in process	763	613
Finished goods	13,762	46,973
Inventory reserves	(1,376)	(3,905)
LIFO reserve	(4,011)	(3,478)

	$26,160	$54,980

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
Property and Equipment – Property and equipment are stated at cost and depreciated over their estimated useful lives: buildings (10-40 years) generally using the straight-line method; machinery and equipment (3-20 years) using straight-line or composite methods; tooling (5 years) using the straight-line method; and leasehold improvements using the straight-line method over the remaining lease period or useful life, if shorter. Costs for repair and maintenance of machinery and equipment are expensed as incurred, unless the result significantly increases the useful life or functionality of the asset, in which case capitalization is considered. Depreciation expense from continuing operations for 2007, 2006 and 2005 was $6.8 million, $7.1 million, and $7.1 million, respectively.

Katy adopted SFAS No. 143, Accounting for Asset Retirement Obligations (“SFAS No. 143”), on January 1, 2003. SFAS No. 143 requires that an asset retirement obligation associated with the retirement of a tangible long-lived asset be recognized as a liability in the period in which it is incurred or becomes determinable, with an associated increase in the carrying amount of the related long-term asset. The cost of the tangible asset, including the initially recognized asset retirement cost, is depreciated over the useful life of the asset. In accordance with SFAS No. 143, the Company has recorded as of December 31, 2007 an asset of $0.3 million and related liability of $0.8 million for retirement obligations associated with returning certain leased properties to the respective lessors upon the termination of the lease arrangements. A summary of the changes in asset retirement obligation since December 31, 2005 is included in the table below (amounts in thousands):

SFAS No. 143 Obligation at December 31, 2005	$1,068
Accretion expense	49

SFAS No. 143 Obligation at December 31, 2006	$1,117
Accretion expense	42
Changes in estimates	(173)
Write-off from sale of discontinued businesses	(157)

SFAS No. 143 Obligation at December 31, 2007	$829

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
Foreign Currency Translation – The results of the Company’s foreign subsidiaries are translated to U.S. dollars using the current-rate method. Assets and liabilities are translated at the year end spot exchange rate, revenue and expenses at average exchange rates and equity transactions at historical exchange rates. Exchange differences arising on translation are recorded as a component of accumulated other comprehensive income (loss). Katy recorded gains on foreign exchange transactions from continuing operations (included in other, net in the Consolidated Statements of Operations) of $38 thousand, $0.3 million, and $10 thousand, in 2007, 2006 and 2005, respectively.
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
Katy’s outstanding stock options all had established measurement dates and therefore, fixed plan accounting was applied, generally resulting in no compensation expense for stock option awards. However, the Company issued stock appreciation rights, stock awards and restricted stock awards which were accounted for as variable stock compensation awards for which compensation income (expense) was recorded. Compensation income associated with stock appreciation rights was $0.9 million in 2005. Compensation expense associated with stock awards was $22.1 thousand in 2005. No compensation expense associated with restricted stock awards was recognized in 2005. Compensation income (expense) for stock awards and stock appreciation rights is recorded in selling, general and administrative expenses in the Consolidated Statements of Operations.

On January 1, 2006, the Company adopted SFAS No. 123R, Share-Based Payment (“SFAS No. 123R”), which sets accounting requirements for “share-based” compensation to employees, requires companies to recognize the grant date fair value of stock options and other equity-based compensation issued to employees and disallows the use of intrinsic value method of accounting for stock compensation. The Company adopted SFAS No. 123R using the modified prospective method. Under this method, compensation cost recognized during the year ended December 31, 2007 includes: a) compensation cost for all stock options granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with SFAS No. 123R amortized over the options’ vesting period and b) compensation cost for outstanding stock appreciation rights as of December 31, 2007 based on the December 31, 2007 fair value estimated in accordance with SFAS No. 123R. Compensation cost recognized during the year ended December 31, 2006 includes: a) compensation cost for all stock options granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with SFAS No. 123R amortized over the options’ vesting period; b) compensation cost for stock appreciation rights granted prior to, but vested as of January 1, 2006, based on the January 1, 2006 fair value estimated in accordance with SFAS No. 123R; and c) compensation cost for outstanding stock appreciation rights as of December 31, 2006 based on the December 31, 2006 fair value estimated in accordance with SFAS No. 123R.
The following table shows total compensation expense (see Note 13 for descriptions of Stock Incentive Plans) included in the Consolidated Statements of Operations for the years ended December 31, 2007 and 2006:

	For the Years Ended December 31,
	2007	2006

Selling, general and administrative expense	$270	$398
Cumulative effect of a change in accounting principle	—	756

	$270	$1,154

For the years ended December 31, 2007 and 2006, total compensation expense consists of compensation expense associated with stock appreciation rights of approximately $8 thousand and $0.6 million, respectively, and compensation expense associated with stock options of approximately $0.3 million and $0.6 million, respectively. The cumulative effect of a change in accounting principle reflects the compensation cost for stock appreciation rights granted prior to, but vested as of January 1, 2006, based on the January 1, 2006 fair value. Prior to the effective date, no compensation cost was accrued associated with SARs as all of these stock awards were out of the money. Pro forma results for the prior period have not been restated. As a result of adopting SFAS No. 123R on January 1, 2006, the Company’s net loss for the year ended December 31, 2006 is approximately $1.2 million higher than had it continued to account for stock-based employee compensation under APB No. 25. Basic and diluted net loss per share for the year ended December 31, 2006 would have been $1.41 had the Company not adopted SFAS No. 123R (which is a non-GAAP measurement), compared to reported basic and diluted net loss per share of $1.55. The adoption of SFAS No. 123R had approximately $0.6 million positive impact on cash flows from operations with the recognition of a liability for the outstanding and vested stock appreciation rights. The adoption of SFAS No. 123R had no impact on cash flows from financing.
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

The fair value for stock appreciation rights, a liability award, was estimated at the effective date of SFAS No. 123R, and December 31, 2007 and 2006, using a Black-Scholes option pricing model. The Company estimated the expected term to be equal to the average between the minimum and maximum lives expected for each award. In addition, the Company estimated volatility by considering its historical stock volatility over a term comparable to the remaining expected life of each award. The risk-free interest rate was the current yield available on U.S. treasury rates with issues with a remaining term equal in term of each award. The Company estimates forfeitures using historical results. Its estimates of forfeitures will be adjusted over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from their estimate. The assumptions for expected term, volatility and risk-free rate are presented in the table below:

December 31,
	2007	2006

Expected term (years)	3.0 - 4.7	3.0 - 5.5
Volatility	85.4% - 97.1%	52.6% - 56.5%
Risk-free interest rate	3.07% - 3.26%	4.69% - 4.72%
The following table illustrates the effect on net loss and net loss per share had the Company applied the fair value recognition provisions of SFAS No. 123R to account for the Company’s employee stock option awards for the year ended December 31, 2005 because these awards were not accounted for using the fair value recognition method during that period. However, no impact was present on net loss as all stock option awards were vested prior to the time period presented. For purposes of pro forma disclosure, the estimated fair value of the stock awards, as prescribed by SFAS No. 123, is amortized to expense over the vesting period:

For the year ended
December 31, 2005

Net loss attributable to common stockholders, as reported	$(13,797)
Add: Stock-based employee compensation expense included in reported net loss, with no related tax effects	2,004
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(293)

Pro forma net loss	$(12,086)

Earnings per share
Basic and diluted-as reported	$(1.74)

Basic and diluted-pro forma	$(1.52)

The historical pro forma impact of applying the fair value method prescribed by SFAS No. 123 is not representative of the impact that may be expected in the future due to changes resulting from additional grants and changes in assumptions such as volatility, interest rates, and the expected life used to estimate fair value of stock options and other stock awards. Note that the above pro forma disclosure was not presented for the years ended December 31, 2007 and 2006 because all stock awards have been accounted for using the fair value recognition method under SFAS No. 123R for this period.
Derivative Financial Instruments – Effective August 17, 2005, the Company entered into an interest rate swap agreement designed to limit exposure to increasing interest rates on its floating rate indebtedness. The differential to be paid or received is recognized as an adjustment of interest expense related to the debt upon settlement. In connection with the Company’s adoption of SFAS No. 133, Accounting for Derivative Financial Instruments and Hedging Activities (“SFAS No. 133”), the Company is required to recognize all derivatives, such as interest rate swaps, on its balance sheet at fair value. As the derivative instrument held by the Company was classified as a hedge under SFAS No. 133, changes in the fair value of the derivative were offset against the change in fair value of the hedged liability through earnings, or recognized in other comprehensive income until the hedged item was recognized in earnings. Hedge ineffectiveness associated with the swap was reported by the Company in interest expense.
The agreement had an effective date of August 17, 2005 and a termination date of August 17, 2007 with a notional amount of $25.0 million in the first year declining to $15.0 million in the second year. The Company hedged its variable LIBOR-based interest rate for a fixed interest rate of 4.49% for the term of the swap agreement to protect the Company from potential interest rate increases. The Company designated its benchmark variable LIBOR-based interest rate on a portion of the Bank of America Credit Agreement as a hedged item under a cash flow hedge. In accordance with SFAS No. 133, the Company recorded an asset of $0.1 million on its balance sheet at December 31, 2006, with changes in fair market value included in other comprehensive income. The Company reported insignificant losses for 2007, 2006 and 2005 as a result of hedge ineffectiveness.

New Accounting Pronouncements – As discussed in Note 14, the Company adopted, effective January 1, 2007, FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which describes a comprehensive model for the measurement, recognition, presentation, and disclosure of uncertain tax positions in the financial statements. Under the interpretation, the financial statements will reflect expected future tax consequences of such positions presuming the tax authorities’ full knowledge of the position and all relevant facts, but without considering time values.
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
In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141R”). SFAS No. 141R establishes principles and requirements for how an acquirer in a business combination (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, (b) recognizes and measures the goodwill acquired in a business combination or a gain from a bargain purchase, and (c) determines what information to disclose to enable users of financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R will be applied prospectively to business combinations that have an acquisition date on or after January 1, 2009. The provisions of SFAS 141R will not impact the Company’s consolidated financial statements for prior periods.
In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51 (“SFAS No. 160”). SFAS No. 160 requires the recognition of a noncontrolling interest, or minority interest, as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. The Company is currently evaluating the impact this statement may have in its future financial statements.
Note 4. GOODWILL AND INTANGIBLE ASSETS
Below is a summary of activity in the goodwill accounts since December 31, 2004 (amounts in thousands):

Goodwill at December 31, 2004	$2,239
Impairment charge	(1,574)

Goodwill at December 31, 2005	665
Impairment charge	—

Goodwill at December 31, 2006	665
Impairment charge	—

Goodwill at December 31, 2007	$665

See Note 5 for discussion of impairment of long-lived assets. Following is detailed information regarding Katy’s intangible assets (amounts in thousands):

	December 31,			December 31,
	2007			2006
	Gross	Accumulated	Net Carrying	Gross	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Patents	$1,031	$(734)	$297	$1,511	$(1,065)	$446
Customer lists	10,231	(8,240)	1,991	10,454	(8,111)	2,343
Tradenames	5,054	(2,489)	2,565	5,612	(2,345)	3,267
Other	441	(441)	—	441	(62)	379

Total	$16,757	$(11,904)	$4,853	$18,018	$(11,583)	$6,435

All of Katy’s intangible assets are definite long-lived intangibles. Katy recorded amortization expense on intangible assets from continuing operations of $0.5 million, $0.6 million and $0.6 million in 2007, 2006 and 2005, respectively. The year ended December 31, 2007 includes a write-off of other intangible assets for approximately $0.4 million associated with the impairment of the Washington, Georgia leased facility. Estimated aggregate future amortization expense related to intangible assets is as follows (amounts in thousands):

2008	$489
2009	468
2010	438
2011	411
2012	386
Thereafter	2,661

Total	$4,853

Note 5. IMPAIRMENTS OF GOODWILL AND OTHER INTANGIBLE ASSETS
Under SFAS No. 142, goodwill and other intangible assets are reviewed for impairment at least annually and if a triggering event were to occur in an interim period. The Company’s annual impairment test is performed in the fourth quarter. For the years ended December 31, 2007 and 2006, no impairments were noted as cash flows support that no impairment was present.
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
Note 6. EQUITY METHOD INVESTMENT
Sahlman was in the business of harvesting shrimp off the coast of South and Central America, and farming shrimp in Nicaragua, and its customers are primarily in the United States. Currently, Sahlman is only farming shrimp in Nicaragua. Sahlman experienced poor results of operations in 2002, primarily as a result of producers receiving very low prices for shrimp. Increased foreign competition, especially from Asia, has had a significant downward impact on shrimp prices in the United States. Upon review of Sahlman’s results for 2002 and through the second quarter of 2003, and after an initial study of the status of the shrimp industry and markets in the United States, Katy evaluated the business further to determine if there had been a loss in the value of the investment that was other than temporary. Per ABP No. 18, The Equity Method for of Accounting for Investments in Common Stock, losses in the value of equity investments that are other than temporary should be recognized.

Katy estimated the fair value of the Sahlman business through a liquidation value analysis whereby all of Sahlman’s assets would be sold and all of its obligations would be settled. Katy evaluated the business by using various discounted cash flow analyses, estimating future free cash flows of the business with different assumptions regarding growth, and reducing the value of the business arrived at through this analysis by its outstanding debt. All values were then multiplied by Katy’s investment percentage. The answers derived by each of the three assumption models were then probability weighted. As a result, Katy concluded that $1.6 million was a reasonable estimate of the value of its investment in Sahlman as of December 31, 2004.
In 2005, the Company recorded $0.6 million in equity income from operations as a result of Sahlman’s improving financial performance. No net adjustment was made in 2006 based on current and future operating results and financial position as well as an independent assessment of the investment’s fair value. At December 31, 2006 and 2005, its net investment in Sahlman reflected a $2.2 million balance.
On December 20, 2007, the Company sold its interest in the equity investment to Sahlman for $3.0 million. The cash proceeds were used to reduce the outstanding borrowings under the Revolving Credit Agreement. As a result, the Company recorded a $0.8 million gain on the sale of the equity investment in 2007 within the equity in income of equity method investment line on the Consolidated Statements of Operations. The Company has no continuing rights or obligations with Sahlman. During 2007, prior to the sale of the interest in the equity investment, the Company did not record any net equity earnings as Sahlman’s performance was driven primarily from non-core asset sales.
Note 7. DISCONTINUED OPERATIONS
Five of Katy’s operations have been classified as discontinued operations as of and for the years ended December 31, 2007, 2006 and 2005 in accordance with SFAS No. 144.
On June 2, 2006, the Company sold certain assets of the Metal Truck Box business unit within the Maintenance Products Group for gross proceeds of approximately $3.6 million, including a $1.2 million note receivable. These proceeds were used to pay off related portions of the Term Loan and the Revolving Credit Facility. The Company recorded a loss of $50 thousand in 2006 in connection with this sale. Management and the board of directors determined that this business is not a core component to the Company’s long-term business strategy.
On November 27, 2006, the Company sold the United Kingdom consumer plastics business unit (excluding the related real estate holdings) for gross proceeds of approximately $3.0 million. These proceeds were used to pay off related portions of the Term Loan and the Revolving Credit Facility. The Company recorded a loss of $5.4 million in 2006 in connection with this sale. During the first quarter of 2007, the Company incurred an additional $0.2 million loss as a result of finalizing the working capital adjustment. Management and the board of directors determined that this business is not a core component of the Company’s long-term business strategy.
On June 6, 2007, the Company sold the CML business unit for gross proceeds of approximately $10.6 million, including a receivable of $0.6 million associated with final working capital levels. These proceeds were used to pay off related portions of the Term Loan and the Revolving Credit Facility. The Company recorded a gain of $7.1 million in 2007 in connection with this sale. Management and the board of directors determined that this business is not a core component of the Company’s long-term business strategy.
On November 30, 2007, the Company sold the Woods US and Woods Canada business units for gross proceeds of approximately $49.8 million, including amounts placed into escrow of $6.8 million. These proceeds were used to pay off related portions of the Term Loan and the Revolving Credit Facility. At December 31, 2007 the Company has approximately $7.7 million being held within escrow, which relates to the filing of a foreign tax certificate and the sale of specific inventory. The Company has deferred gain recognition of approximately $0.9 million of the escrow receivable as further steps were required to realize these funds at December 31, 2007. The Company expects to receive approximately $7.1 million during the first half of 2008 with the remaining funds being received during the last half of 2008. The Company recorded a gain of $1.3 million in 2007 in connection with this sale. Management and the board of directors determined that these business units are not a core component of the Company’s long-term business strategy.

The Company did not separately identify the related assets and liabilities of the discontinued business units on the Consolidated Balance Sheets, except for the Asset Held for Sale. Following is a summary of the major asset and liability categories, along with any remaining receivables or payables, for these discontinued operations as of December 31, 2007 and 2006:

	December 31,
	2007	2006

Current assets:
Accounts receivable, net	$—	$35,742
Inventories, net	—	34,529
Other current assets	8,034	1,905

	$8,034	$72,176

Non-current assets:
Intangibles, net	$—	$807
Other	600	2,001
Property and equipment, net	—	2,459

	$600	$5,267

Current liabilities:
Accounts payable	$30	$17,007
Accrued compensation	—	352
Accrued expenses	148	11,083

	$178	$28,442

Other liabilities:	$—	$735

Accumulated other comprehensive income:	$—	$4,871

As of December 31, 2006, the Company was in the process of selling the related real estate holdings of the United Kingdom consumer plastics business unit. As a result, the real estate holdings were classified as an asset held for sale on the Consolidated Balance Sheets in accordance with SFAS No. 144. Accordingly, the carrying value of the business unit’s net assets was adjusted to the lower of its costs or its fair value less costs to sell, amounting to $4.5 million. Costs to sell include the incremental direct costs to complete the sale and represent costs such as broker commissions, legal and other closing costs. The transaction on the sale of the real estate holdings was completed on January 19, 2007 and resulted in a gain of approximately $1.9 million.
The historical operating results of the discontinued business units have been segregated as discontinued operations on the Consolidated Statements of Operations. Selected financial data for discontinued operations is summarized as follows (in thousands):

	2007	2006	2005

Net sales	$166,691	$225,235	$255,112

Pre-tax operating income	$4,939	$5,291	$14,474

Pre-tax gain (loss) on sale of discontinued businesses	$10,121	$(5,405)	$—

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

On June 27, 2006, the Company and Montenay amended the partnership interest purchase agreement in order to allow the Company to completely exit from the SESCO operations and related obligations. Montenay purchased the Company’s limited partnership interest for $0.1 million and a reduction of approximately $0.6 million in the face amount due to Montenay as agreed upon in the original partnership agreement. As a result of the above transaction, the Company recorded a gain of $0.6 million within operating income during the year ended December 31, 2006 given the reduction in the face amount due to Montenay as agreed upon in the original partnership interest purchase agreement.
The final payment of $0.4 million due to Montenay as of December 31, 2006 is reflected in accrued expenses in the Consolidated Balance Sheets, and was paid in January 2007.
Note 9. INDEBTEDNESS
Long-term debt consists of the following:

	December 31,
	2007	2006
	(Amounts in Thousands)

Term loan payable under the Bank of America Credit Agreement, interest based on LIBOR and Prime Rates (7.5% - 8.0%), due through 2010	$10,600	$12,992
Revolving loans payable under the Bank of America Credit Agreement, interest based on LIBOR and Prime Rates (7.75%)	2,853	43,879

Total debt	13,453	56,871
Less revolving loans, classified as current (see below)	(2,853)	(43,879)
Less current maturities	(1,500)	(1,125)

Long-term debt	$9,100	$11,867

Aggregate remaining scheduled maturities of the Term Loan as of December 31, 2007 are as follows (in thousands):

2008	$1,500
2009	1,500
2010	7,600

Total	$10,600

On November 30, 2007, Katy Industries, Inc. entered into the Second Amended and Restated Credit Agreement with Bank of America (the “Bank of America Credit Agreement”). The Bank of America Credit Agreement is a $50.6 million credit facility with a $10.6 million term loan (“Term Loan”) and a $40.0 million revolving loan (“Revolving Credit Facility”), including a $10.0 million sub-limit for letters of credit. The Bank of America Credit Agreement replaces the previous credit agreement (“Previous Credit Agreement”) as originally entered into on April 20, 2004. The Bank of America Credit Agreement is an asset-based lending agreement and only involves one bank compared to a syndicate of four banks under the Previous Credit Agreement.
The Revolving Credit Facility has an expiration date of November 30, 2010 and its borrowing base is determined by eligible inventory and accounts receivable. The Company’s borrowing base under the Bank of America Credit Agreement is reduced by the outstanding amount of standby and commercial letters of credit. All extensions of credit under the Bank of America Credit Agreement are collateralized by a first priority security interest in and lien upon the capital stock of each material domestic subsidiary of the Company (65% of the capital stock of certain foreign subsidiaries of the Company), and all present and future assets and properties of the Company.
The Company’s Term Loan balance immediately prior to the Bank of America Credit Agreement was $10.0 million. The annual amortization on the new Term Loan, paid quarterly, will be $1.5 million, beginning March 1, 2008, with final payment due November 30, 2010. The Term Loan is collateralized by the Company’s property, plant and equipment.
The Bank of America Credit Agreement requires the Company to maintain a minimum level of availability such that its eligible collateral must exceed the sum of its outstanding borrowings under the Revolving Credit Facility and letters of credit by at least $5.0 million. The Company’s borrowing base under the Bank of America Credit Agreement is reduced by the outstanding amount of standby and commercial letters of credit. Vendors, financial institutions and other parties with whom the Company conducts business may require letters of credit in the future that either (1) do not exist today or (2) would be at higher amounts than those that exist today. Currently, the Company’s largest letters of credit relate to our casualty insurance programs. At December 31, 2007, total outstanding letters of credit were $6.0 million.

Borrowings under the Bank of America Credit Agreement will bear interest, at the Company’s option, at either a rate equal to the bank’s base rate or LIBOR plus a margin based on levels of borrowing availability. Interest rate margins for the Revolving Credit Facility under the applicable LIBOR option will range from 2.00% to 2.50% on borrowing availability levels of $20.0 million to less than $10.0 million, respectively. For the Term Loan, interest rate margins under the applicable LIBOR option will range from 2.25% to 2.75%. Financial covenants such as minimum fixed charge coverage and leverage ratios are excluded from the Bank of America Credit Agreement.
If the Company is unable to comply with the terms of the agreement, it could seek to obtain an amendment to the Bank of America Credit Agreement and pursue increased liquidity through additional debt financing and/or the sale of assets. It is possible, however, the Company may not be able to obtain further amendments from the lender or secure additional debt financing or liquidity through the sale of assets on favorable terms or at all. However, the Company believes that it will be able to comply with all covenants throughout 2008.
On April 20, 2004, the Company completed its Previous Credit Agreement which was a $93.0 million facility with a $13.0 million Term Loan and an $80.0 million Revolving Credit Facility. The Previous Credit Agreement was amended eight times from April 20, 2004 to March 8, 2007 due to various reasons such as declining profitability and timing of certain restructuring payments. The amendments adjusted certain financial covenants such that the fixed charge coverage ratio and consolidated leverage ratio were eliminated and a minimum availability was set. In addition, the Company was limited on maximum allowable capital expenditures and was required to pay interest at the highest level of interest rate margins set in the Previous Credit Agreement. On March 8, 2007, the Company also reduced its revolving credit facility from $90.0 million to $80.0 million.
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
All of the debt under the Bank of America Credit Agreement is re-priced to current rates at frequent intervals. Therefore, its fair value approximates its carrying value at December 31, 2007. For the years ended December 31, 2007, 2006 and 2005, the Company had amortization of debt issuance costs, included within interest expense, of $2.0 million, $1.2 million and $1.1 million, respectively. Included in amortization of debt issuance costs in 2007 is approximately $0.6 million of debt issuance costs written off due to the reduction in the number of banks included in the Bank of America Credit Agreement, and $0.3 million written off due to the reduction in the Revolving Credit Facility on March 8, 2007. The Company incurred $0.2 million, $0.3 million and $0.2 million associated with either entering into the Bank of America Credit Agreement or amending the Previous Credit Agreement, as discussed above, for the years ended December 31, 2007, 2006 and 2005, respectively.
The Revolving Credit Facility under the Bank of America Credit Agreement requires lockbox agreements which provide for all Company receipts to be swept daily to reduce borrowings outstanding. These agreements, combined with the existence of a material adverse effect (“MAE”) clause in the Bank of America Credit Agreement, will cause the Revolving Credit Facility to be classified as a current liability, per guidance in the Emerging Issues Task Force Issue No. 95-22, Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement. The Company does not expect to repay, or be required to repay, within one year, the balance of the Revolving Credit Facility, which will be classified as a current liability. The MAE clause, which is a fairly typical requirement in commercial credit agreements, allows the lender to require the loan to become due if it determines there has been a material adverse effect on the Company’s operations, business, properties, assets, liabilities, condition, or prospects. The classification of the Revolving Credit Facility as a current liability is a result only of the combination of the lockbox agreements and the MAE clause. The Revolving Credit Facility does not expire or have a maturity date within one year, but rather has a final expiration date of November 30, 2010.

Note 10. EARNINGS PER SHARE
The Company’s diluted earnings per share were calculated using the treasury stock method in accordance with SFAS No. 128, Earnings Per Share. The basic and diluted earnings per share (“EPS”) calculations are as follows:

For the Year Ended December 31,	2007	2006	2005

Basic and Diluted EPS:
Loss from continuing operations	$(13,881)	$(8,661)	$(22,466)
Discontinued operations (net of tax)	12,380	(2,962)	8,669
Cumulative effect of a change in accounting principle	—	(756)	—

Net loss	$(1,501)	$(12,379)	$(13,797)

Weighted average shares — Basic and Diluted	7,951	7,967	7,949

Per share amount:
Loss from continuing operations	$(1.75)	$(1.09)	$(2.83)
Discontinued operations (net of tax)	1.56	(0.37)	1.09
Cumulative effect of a change in accounting principle	—	(0.09)	—

Net loss	$(0.19)	$(1.55)	$(1.74)

As of December 31, 2007, 2006 and 2005, zero, 150,000, and 920,000 options were in-the-money and 1,632,200, 1,568,000, and 936,350 options were out-of-the money, respectively. At December 31, 2007, 2006 and 2005, 1,131,551 convertible preferred shares were outstanding, which are in total convertible into 18,859,183 shares of Katy common stock. In-the-money options and convertible preferred shares were not included in the calculation of diluted earnings per share in any period presented because of their anti-dilutive impact as a result of the Company’s net loss position.
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

	Before Application		After Application
	of SFAS No. 158	Adjustments	of SFAS No. 158

Assets:
Other non-current assets	$136	$(94)	$42
Deferred taxes	—	—	—
Liabilities:
Accrued expenses	—	327	327
Other liabilities	2,585	1,203	3,788
Stockholders’ Equity:
Accumulated OCI	$(500)	$(1,624)	$(2,124)
The following table presents the funded status of the Company’s pension and postretirement benefit plans for the years ended December 31, 2007 and 2006:

	Pension Benefits		Other Benefits
	2007	2006	2007	2006
	(Amounts in Thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$1,539	$1,634	$3,831	$2,801
Service cost	13	9	—	—
Interest cost	90	90	155	209
Actuarial (gain) loss	(63)	(43)	(1,118)	1,093
Benefits paid	(181)	(151)	(261)	(272)

Benefit obligation at end of year	$1,398	$1,539	$2,607	$3,831

Change in plan assets:
Fair value of plan assets at beginning of year	$1,297	$1,239	$—	$—
Actuarial return on plan assets	89	106	—	—
Employer contributions	142	102	261	272
Benefits paid	(181)	(150)	(261)	(272)

Fair value of plan assets at end of year	$1,347	$1,297	$—	$—

Funded status — deficiency	$51	$242	$2,607	$3,831
Unrecognized net actuarial loss	—	—	—	—
Unrecognized prior service cost	—	—	—	—

Accrued benefit cost at end of year	$51	$242	$2,607	$3,831

Amount recognized in financial statements:
Other non-current assets	$(49)	$(42)	$—	$—
Accrued expenses	—	—	237	327
Other liabilities	100	284	2,370	3,504

Total	$51	$242	$2,607	$3,831

Amounts recognized in accumulated OCI consist of:
Unrecognized net actuarial loss	$540	$604	$487	$461
Unrecognized prior service cost	—	—	—	1,235

Prepaid (accrued) benefit cost	$540	$604	$487	$1,696

The following table presents the assumptions used to determine the Company’s benefit obligations at December 31, 2007 and 2006 along with sensitivity of the Company’s plans to potential changes in certain key assumptions:

	Pension Benefits		Other Benefits
	2007	2006	2007	2006
Assumptions as of December 31:
Discount rates	6.25%	5.75%	6.25%	5.75%
Expected long-term return rate on assets	7.00%	7.00%	N/A	N/A
Assumed rates of compensation increases	N/A	N/A	N/A	N/A
Medical trend rate pre-65 (initial)	N/A	N/A	7.00%	8.50%
Medical trend rate post-65 (initial)	N/A	N/A	8.00%	8.50%
Medical trend rate (ultimate)	N/A	N/A	5.00%	5.00%
Years to ultimate rate pre-65	N/A	N/A	5	7
Years to ultimate rate post-65	N/A	N/A	7	7

Impact of one-percent increase in health care trend rate:
Increase in accumulated postretirement benefit obligation			$212	$322
Increase in service cost and interest cost			$14	$18

Impact of one-percent decrease in health care trend rate:
Decrease in accumulated postretirement benefit obligation			$185	$280
Decrease in service cost and interest cost			$12	$16
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

	Target	Percentage of
	Allocation	Plan Assets
Asset Category	2008	2007	2006
Equity Securities	30 - 35%	48%	45%

Debt Securities	60 - 65%	52%	55%

Real estate	0%	0%	0%

Other	0 - 3%	0%	0%
The following table presents components of the net periodic benefit cost for the Company’s pension and postretirement benefit plans during 2007 and 2006:

	Pension Benefits		Other Benefits
	2007	2006	2007	2006
Components of net periodic benefit cost:
Service cost	$13	$9	$—	$—
Interest cost	90	90	155	209
Expected return on plan assets	(93)	(90)	—	—
Amortization of prior service cost	—	—	19	126
Amortization of net loss	50	59	34	16

Net periodic benefit cost	$60	$68	$208	$351

There are no required contributions to the pension plans for 2008. The following table presents estimated future benefit payments:

	Pension Benefits	Other Benefits

2008	$176	$245
2009	61	244
2010	72	242
2011	75	238
2012	75	234
Thereafter	455	1,065

Total	$914	$2,268

The estimated amounts that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2008 are:

	Pension Benefits	Other Benefits

Actuarial loss	$37	$30

Total	$37	$30

In addition to the plans described above, in 1993 the Company’s Board of Directors approved a retirement compensation program for certain officers and employees of the Company and a retirement compensation arrangement for the Company’s then Chairman and Chief Executive Officer. The Board approved a total of $3.5 million to fund such plans. Participants are allowed to defer 50% of their annual compensation as well as be eligible to participate in a profit sharing arrangement in which they vest over a five year period. In 2001, the Company limited participation to existing participants as well as discontinued any profit sharing arrangements. Participants can withdraw from the plan upon the latter of age 62 or termination from the Company. The obligation created by this plan is partially funded. Assets are held in a rabbi trust invested in various mutual funds. Gains and/or losses are earned by the participant. For the unfunded portion of the obligation, interest is accrued at 4% each year. The Company had $1.3 million and $1.6 million recorded in accrued compensation and other liabilities at December 31, 2007 and 2006, respectively, for this obligation.
401(k) Plans
The Company offers its employees the opportunity to voluntarily participate in one of two 401(k) plans administered by the Company or one of its subsidiaries. The Company makes matching and other contributions in accordance with the provisions of the plans and, under certain provisions, at the discretion of the Company. The Company made annual matching and other contributions for continuing operations of $0.4 million, $0.4 million and $0.4 million in 2007, 2006 and 2005, respectively.
Note 12. STOCKHOLDERS’ EQUITY
Convertible Preferred Stock
On June 28, 2001, Katy completed a recapitalization following an agreement on June 2, 2001 with KKTY Holding Company, LLC (“KKTY”), an affiliate of Kohlberg Investors IV, L.P. (“Kohlberg”) (the “Recapitalization”). Under the terms of the Recapitalization, KKTY purchased 700,000 shares of newly issued preferred stock, $100 par value per share (“Convertible Preferred Stock”), which is convertible into 11,666,666 common shares, for an aggregate purchase price of $70.0 million. The Convertible Preferred shares were entitled to a 15% payment in kind (“PIK”) dividend (that is, dividends in the form of additional shares of Convertible Preferred Stock), compounded annually, which started accruing on August 1, 2001. PIK dividends were paid on August 1, 2002 (105,000 convertible preferred shares, equivalent to 1,750,000 common shares); August 1, 2003 (120,750 convertible preferred shares, equivalent to 2,012,500 common shares); August 1, 2004 (138,862.5 convertible preferred shares equivalent to 2,314,375 common shares); and on December 31, 2004 (66,938.5 convertible preferred shares, equivalent to 1,115,642 common shares). No dividends accrue or are payable after December 31, 2004. If converted, the 11,666,666 common shares, along with the 7,192,517 equivalent common shares from PIK dividends paid through December 31, 2004, would represent approximately 70% of the outstanding shares of common stock as of December 31, 2007, excluding outstanding options. The accruals of the PIK dividends were recorded as a charge to Additional Paid-in Capital due to the Company’s Accumulated Deficit position, and an increase to Convertible Preferred Stock. The dividends were recorded at fair value, reduced earnings available to common shareholders in the calculation of basic and diluted earnings per share, and are presented on the Consolidated Statements of Operations as an adjustment to arrive at net loss available to common shareholders.

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
Share Repurchase
On April 20, 2003, the Company announced a plan to repurchase up to $5.0 million in shares of its common stock. In 2004, 12,000 shares of common stock were repurchased on the open market for approximately $0.1 million. The Company suspended further repurchases under the plan on May 10, 2004. On December 5, 2005, the Company announced the resumption of the plan. During 2007, 2006 and 2005, the Company purchased 1,300, 40,800 and 3,200 shares of common stock, respectively, on the open market for $3.4 thousand, $0.1 million and $7.5 thousand, respectively.
Note 13. STOCK INCENTIVE PLANS
Director Stock Grant
During 2007 and 2006, the Company did not make any grants as this plan has expired. During 2005, the Company granted all independent, non-employee directors 2,000 shares of Company common stock as part of their compensation. The total grant to the directors for the year ended December 31, 2005 was 6,000 shares.
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

The following table summarizes option activity under each of the 1997 Incentive Plan, 1995 Incentive Plan, the Chief Executive Officer’s Plan, the Chief Financial Officer’s Plan and the Directors Plan:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Options	Price	Life	(in thousands)

Outstanding at December 31, 2004	1,725,650	$4.94

Granted	936,000	2.71
Exercised	(55,000)	8.98
Cancelled	(750,300)	4.20

Outstanding at December 31, 2005	1,856,350	$3.99

Exercised	(45,000)	3.26
Expired	(60,750)	13.23
Cancelled	(32,600)	5.53

Outstanding at December 31, 2006	1,718,000	$3.66
Expired	(7,600)	16.85
Cancelled	(78,200)	3.71

Outstanding at December 31, 2007	1,632,200	$3.59	5.81 years	$—

Vested and Exercisable at December 31, 2007	1,322,200	$3.80	5.41 years	$—

As of December 31, 2007, total unvested compensation expense associated with stock options amounted to $0.1 million, and is being amortized on a straight-line basis over the respective option’s vesting period. The weighted average period in which the above compensation cost will be recognized is 0.4 years as of December 31, 2007.
Stock Appreciation Rights
During 2002, a non-employee consultant was awarded 200,000 SARs under the 1997 Incentive Plan. As of December 31, 2007, these SARs were outstanding at an exercise price of $6.00.
On November 21, 2002, the Board of Directors approved the 2002 Stock Appreciation Rights Plan (the “2002 SAR Plan”), authorizing the issuance of up to 1,000,000 SARs. Vesting of the SARs occurs ratably over three years from the date of issue. The 2002 SAR Plan provides limitations on redemption by holders, specifying that no more than 50% of the cumulative number of vested SARs held by an employee could be exercised in any one calendar year. The SARs expire ten years from the date of issue. No SARs were granted in 2005. In 2006, 20,000 SARs were granted to one individual with an exercise price of $3.16. In 2007 and 2006, 2,000 SARs each were granted to three directors with a Stand-Alone Stock Appreciation Rights Agreement. These SARs vest immediately and have an exercise price of $1.10 and $2.08, respectively. At December 31, 2007, Katy had 469,215 SARs outstanding at a weighted average exercise price of $4.34.
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

The following table summarizes SARs activity under each of the 1997 Incentive Plan and the 2002 SAR Plan:

Non-Vested at December 31, 2005	85,115

Granted	26,000
Vested	(55,998)
Cancelled	(1,683)

Non-Vested at December 31, 2006	53,434

Granted	6,000
Vested	(42,768)
Cancelled	(3,333)

Non-Vested at December 31, 2007	13,333

Total Outstanding at December 31, 2007	669,215

See Note 3 for a discussion of accounting for stock awards, and related fair value and pro forma earnings disclosures.
Note 14. INCOME TAXES
The benefit from income taxes from continuing operations is based on the following pre-tax loss:

	2007	2006	2005
	(Amounts in Thousands)

Domestic	$(15,114)	$(10,345)	$(27,894)
Foreign	514	1,155	1,052

Total	$(14,600)	$(9,190)	$(26,842)

The benefit from income taxes from continuing operations consists of the following:

	2007	2006	2005
	(Amounts in Thousands)
Current tax (benefit) provision:
Federal	$(800)	$(559)	$(4,452)
State	35	30	76
Foreign	—	—	—

Total	$(765)	$(529)	$(4,376)

Deferred tax provision:
Federal	$—	$—	$—
State	—	—	—
Foreign	46	—	—

Total	$46	$—	$—

Total benefit from continuing operations	$(719)	$(529)	$(4,376)

The tax expense or benefit recorded in continuing operations is generally determined without regard to other categories of earnings, such as a loss from discontinued operations or OCI. An exception is provided if there is aggregate pre-tax income from other categories and a pre-tax loss from continuing operations, even if a valuation allowance has been established against deferred tax assets as of the beginning of the year. This exception results in a tax benefit being reflected in continuing operations to the extent that earnings from the other categories have been offset by losses generated by continuing operations during the year. The Company’s total tax benefit recorded in continuing operations as a result of the exception and application of the “with” computation was $0.8 million, $0.8 million and $4.5 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Actual income tax benefit reported from continuing operations are different than would have been computed by applying the federal statutory tax rate to loss from continuing operations before income taxes. The reasons for this difference are as follows:

	2007	2006	2005
	(Amounts in Thousands)

Benefit from income taxes at statutory rate	$(5,110)	$(3,217)	$(9,395)
State income taxes, net of federal benefit	23	20	49
Foreign tax rate differential	325	404	368
Net operating losses adjustments	(4)	2,518	(166)
Stock option expense	—	—	529
Valuation allowance adjustments	3,843	(277)	3,552
Foreign NOL utilization	65	113	718
Permanent items	18	(124)	(10)
Other, net	121	34	(21)

Net benefit from income taxes	$(719)	$(529)	$(4,376)

The significant components of the Company’s deferred income tax liabilities and assets are as follows:

	2007	2006
	(Amounts in Thousands)
Deferred tax liabilities
Waste-to-energy facility	$—	$160
Inventory costs	(1,074)	(1,072)
Unremitted foreign earnings	—	(4,153)

	$(1,074)	$(5,065)

Deferred tax assets
Allowance for doubtful receivables	$104	$1,862
Accrued expenses and other items	9,872	12,069
Difference between book and tax basis of property	10,383	12,859
Operating loss carry-forwards — domestic	34,521	35,326
Operating loss carry-forwards — foreign	48	94
Tax credit carry forwards	12,500	6,647
Estimated foreign tax credit related to unremitted earnings	—	4,153

	67,428	73,010
Less valuation allowance	(66,306)	(66,971)

	1,122	6,039

Net deferred income tax asset	$48	$974

At December 31, 2007, the Company had approximately $90.9 million of Federal net operating loss carry-forwards (“Federal NOLs”), which will expire in years 2020 through 2026 if not utilized prior to that time. Due to tax laws governing change in control events and their relation to the Recapitalization, approximately $17.9 million of the Federal NOLs are subject to certain limitations as to the amount that can be used to offset taxable income in any single year. The remainder of the Company’s domestic and foreign net operating loss carry-forwards relate to certain U.S. operating subsidiaries, and the Company’s Canadian operations, respectively, and can only be used to offset income from these operations. At December 31, 2007, the Company’s Canadian subsidiary has Canadian net operating loss carry-forwards of approximately $0.1 million that expire in 2008. The tax credit carry-forwards relate to United States federal minimum tax credits of $1.2 million that have no expiration date, general business credits of $0.1 million that expire in years 2011 through 2022, and foreign tax credit carryovers of $11.1 million that expire in the years 2009 through 2016.

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
The Company adopted FIN No. 48 on January 1, 2007. As a result of the implementation of FIN No. 48, the Company recognized approximately a $1.1 million increase in the liability for unrecognized tax benefits, which was accounted for as an increase of $0.1 million to the January 1, 2007 balance of deferred tax assets and a reduction of $1.0 million to the January 1, 2007 balance of retained earnings. A reconciliation of the beginning and ending balance for liabilities associated with unrecognized tax benefits is as follows (in thousands):

Balances at January 1, 2007	$2,043
Tax positions related to prior years	61
Tax positions related to the current year	819
Reductions for tax positions related to prior years	(329)
Settlements and payments	(339)
Lapse of applicable statute of limitations	(201)

Balances at December 31, 2007	$2,054

At December 31, 2007, the Company had reserves totaling $2.1 million, primarily for various foreign income tax issues all of which, if recognized, would affect the effective tax rate.
The Company recognizes interest and penalties accrued related to the unrecognized tax benefits in the provision for income taxes. During 2007, 2006 and 2005, the Company recognized an insignificant amount in interest and penalties. The Company had approximately $0.5 million and $0.3 million for the payment of interest and penalties accrued at December 31, 2007 and 2006, respectively.
The Company believes that it is reasonably possible that the total amount of unrecognized tax benefits will change within twelve months of the date of adoption. The Company has certain tax return years subject to statutes of limitation which will close within twelve months of the date of adoption. Unless challenged by tax authorities, the closure of those statutes of limitation is expected to result in the recognition of uncertain tax positions in the amount of $0.6 million. The Company has uncertain tax positions relating to various tax matters and filings in certain jurisdictions, none of which are currently under examination.
The Company and all of its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states. The Company’s foreign subsidiaries file income tax returns in certain foreign jurisdictions since they have operations outside the U.S. The Company and its subsidiaries are generally no longer subject to U.S. federal, state and local examinations by tax authorities for years before 2003.
Repatriation of Foreign Earnings
During 2006, the Company made provision for U.S. federal and foreign withholding tax on approximately $8.3 million of its Canadian subsidiary earnings which we intended to repatriate. The Company provided no federal and foreign withholding tax on the undistributed earnings of its remaining Canadian subsidiary as these earnings are intended to be re-invested indefinitely. It is not practicable to determine the amount of income tax liability that would result had such earnings actually been repatriated.
Note 15. LEASE OBLIGATIONS
The Company, a lessee, has entered into non-cancelable operating leases for real property with lease terms of up to eight years. In addition, the Company leases manufacturing and data processing equipment under operating leases expiring during the next four years.

In most cases, management expects that in the normal course of business, leases will be renewed or replaced by other leases. Future minimum lease payments as of December 31, 2007 are as follows:

2008	$6,324
2009	2,625
2010	2,026
2011	896
2012	314
Thereafter	310

Total minimum payments	$12,495

Liabilities totaling $1.5 and $1.0 million were recorded on the Consolidated Balance Sheets at December 31, 2007 and 2006, respectively, related to leased facilities that have been fully or partially abandoned and available for sub-lease. These facilities were abandoned as cost saving measures as a result of efforts to restructure the Company’s operations. These liabilities are stated at fair value (i.e., discounted), and include estimates of sub-lease revenue. See Note 22 for further detail on accrued amounts in both current and long-term liabilities related to non-cancelable, abandoned, leased facilities.
Rental expense for 2007, 2006 and 2005 for operating leases from continuing operations was $6.1 million, $6.3 million, and $7.1 million, respectively. Also, $0.3 million and $0.4 million of rent was paid and charged against liabilities in 2007 and 2006, respectively, for non-cancelable leases at facilities abandoned as a result of restructuring initiatives.
Note 16. RELATED PARTY TRANSACTIONS
Kohlberg, whose affiliate holds all 1,131,551 shares of our Convertible Preferred Stock, provides ongoing management oversight and advisory services to Katy. We paid $0.5 million annually for such services in 2007, 2006 and 2005, respectively, and expect to pay $0.5 million annually in future years. Such amounts are recorded in selling, general and administrative expenses in the Consolidated Statements of Operations.
Note 17. INDUSTRY SEGMENTS AND GEOGRAPHIC INFORMATION
The Company is organized into one reporting segment: Maintenance Products Group. The activities of the Maintenance Products Group include the manufacture and distribution of a variety of commercial cleaning supplies and storage products. Principal geographic markets are in the United States, Canada, and Europe and include the sanitary maintenance, foodservice, mass merchant retail and home improvement markets.

For all periods presented, information for the Maintenance Products Group excludes amounts related to the CML, United Kingdom consumer plastics and Metal Truck Box business units as these units are classified as discontinued operations as discussed further in Note 7. The table below summarizes the key factors in the year-to-year changes in operating results:

		Years Ended December 31,
		2007	2006	2005
		(Amounts in thousands)
Maintenance Products Group
Net external sales		$187,771	$192,416	$200,085
Operating income (loss)		571	4,825	(7,819)
Operating margin (deficit)		0.3%	2.5%	(3.9%)
Depreciation and amortization		7,175	7,516	7,600
Capital expenditures		4,373	3,713	8,210
Total assets		85,124	86,147	100,401

Net sales	- Segment	$187,771	$192,416	$200,085

	Total	$187,771	$192,416	$200,085

Operating loss	- Segment	$571	$4,825	$(7,819)
	- Unallocated corporate	(6,302)	(10,206)	(13,198)
	- Impairments of long-lived assets	—	—	(2,112)
	- Severance, restructuring and related charges	(2,581)	(17)	(956)
	- (Loss) gain on sale of assets	(2,434)	(412)	329

	Total	$(10,746)	$(5,810)	$(23,756)

Depreciation and amortization	- Segment	$7,175	$7,516	$7,600
	- Unallocated corporate	119	112	99

	Total	$7,294	$7,628	$7,699

Capital expenditures	- Segment	$4,373	$3,713	$8,210
	- Unallocated corporate	30	20	—
	- Discontinued operations	261	1,009	1,156

	Total	$4,664	$4,742	$9,366

Total assets	- Segment	$85,124	$86,147	$100,401
	- Other [a]	8,634	89,645	101,497
	- Unallocated corporate	4,806	6,902	10,196

	Total	$98,564	$182,694	$212,094

[a]
Amounts shown as “Other” represent items associated with Sahlman Holding Company, Inc., the Company’s equity method investment, and the assets of the Woods US, Woods Canada, CML, United Kingdom consumer plastics and the Metal Truck Box business units.

The Company operates businesses in the United States and foreign countries. The operations for 2007, 2006 and 2005 of businesses within major geographic areas are summarized as follows:

	United
(Thousands of Dollars)	States	Canada	Europe	Other	Consolidated
2007:
Sales to unaffiliated customers	$179,581	$3,296	$2,571	$2,323	$187,771
Total assets	$89,816	$8,748	$—	$—	$98,564

2006:
Sales to unaffiliated customers	$177,776	$9,128	$2,320	$3,192	$192,416
Total assets	$145,512	$24,678	$12,264	$240	$182,694

2005:
Sales to unaffiliated customers	$185,556	$8,699	$2,351	$3,479	$200,085
Total assets	$161,044	$25,950	$24,881	$219	$212,094
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
B. Sterling Fluid Systems (USA) (“Sterling”) has tendered over 2,367 cases pending in Michigan, New Jersey, New York, Illinois, Nevada, Mississippi, Wyoming, Louisiana, Georgia, Massachusetts and California to the Company for defense and indemnification. With respect to one case, Sterling has demanded that Katy indemnify it for a $200,000 settlement. Sterling bases its tender of the complaints on the provisions contained in a 1993 Purchase Agreement between the parties whereby Sterling purchased the LaBour Pump business and other assets from the Company. Sterling has not filed a lawsuit against Katy in connection with these matters.
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
In December 1996, Banco del Atlantico (“Plaintiff”), a bank located in Mexico, filed a lawsuit in federal court in Texas against Woods Industries, Inc. (“Woods”), a subsidiary of the Company, and against certain past and/or then present officers, directors and owners of Woods (collectively, “Defendants”). Plaintiff alleges that it was defrauded into making loans to a Mexican corporation controlled by certain past officers and directors of Woods based upon fraudulent representations and purported guarantees. Based on these allegations, and others, Plaintiff originally asserted claims for alleged violations of the federal Racketeer Influenced and Corrupt Organizations Act (“RICO”); “money laundering” of the proceeds of the illegal enterprise; the Indiana RICO and Crime Victims Act; common law fraud and conspiracy; and fraudulent transfer. Plaintiff also seeks recovery upon certain alleged guarantees purportedly executed by Woods Wire Products, Inc., a predecessor company from which Woods purchased certain assets in 1993 (prior to Woods’s ownership by Katy, which began in December 1996). The primary legal theories under which Plaintiff seeks to hold Woods liable for its alleged damages are respondeat superior, conspiracy, successor liability, or a combination of the three.
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
On April 9, 2007, while the parties’ summary judgment motions were still being briefed, the Court granted Defendants’ motion for sanctions and dismissed all of Plaintiffs’ claims with prejudice. The Court’s dismissal orders dismiss all claims against Woods.
Plaintiffs have appealed to the Seventh Circuit Court of Appeals both the District Court’s dismissal of their RICO claims in its August 11, 2005 order and the District Court’s dismissal of all their claims in its April 9, 2007 order. Plaintiffs filed their opening brief on appeal on July 13, 2007. Defendants filed their opposition brief on September 14, 2007 and Plaintiffs filed their reply brief on October 11, 2007. The Seventh Circuit heard oral argument on Plaintiffs’ appeal on February 13, 2008. The Seventh Circuit has not yet issued a decision.
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

While the ultimate liability of the Company related to this matter cannot be determined at this time, the Company has recorded and accrued amounts that it deems reasonable for prospective liabilities with respect to this matter. The status of this claim is not affected by the Company’s sale of its Electrical Products Group to Coleman Cable, Inc.
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
Note 19. SEVERANCE, RESTRUCTURING AND RELATED CHARGES
The Company has started several cost reduction and facility consolidation initiatives, resulting in severance, restructuring and related charges. Key initiatives were the consolidation of the St. Louis, Missouri manufacturing/distribution facilities and the consolidation of the Glit facilities. These initiatives resulted from the on-going strategic reassessment of the Company’s various businesses as well as the markets in which they operate.
A summary of charges (reductions) by major initiative is as follows:

	2007	2006	2005
	(Amounts in Thousands)
Consolidation of Glit facilities	$1,699	$299	$724
Consolidation of St. Louis manufacturing/distribution facilities	882	(499)	39
Corporate office relocation	—	217	172
Consolidation of administrative functions for CCP	—	—	21

Total severance, restructuring and related costs	$2,581	$17	$956

Consolidation of Glit facilities – In 2002, the Company approved a plan to consolidate the manufacturing facilities of its Glit business unit in order to implement a more competitive cost structure. It was anticipated that this activity would begin in early 2003 and be completed by the end of the second quarter of 2004. Due to numerous operational issues, including management turnover and a small fire at the Wrens, Georgia facility, the completion of this consolidation was delayed. In 2007, the Company closed the Washington, Georgia facility and integrated its operations into Wrens, Georgia. Charges were incurred in 2007 associated with severance for terminations at the Washington, Georgia facility ($0.1 million), costs for the removal of equipment and cleanup of the Washington, Georgia facility ($0.2 million), the establishment of non-cancelable lease liabilities for the abandoned Washington, Georgia facility ($0.7 million), and other lease-related costs ($0.7 million). The other lease-related costs represent write-offs of leasehold improvements ($0.4 million) and a favorable lease intangible asset ($0.3 million) related to the Washington, Georgia facility. In 2006, the Company completed the closure of the Pineville, North Carolina facility. Charges were incurred in 2006 associated with severance ($0.1 million) and costs for the movement of equipment ($0.2 million). In 2005, the Company completed the closure of the Lawrence, Massachusetts facility. Charges were incurred in 2005 associated with severance ($0.3 million), establishment of non-cancelable lease liability ($0.3 million) and other charges ($0.1 million).

Management believes that no further charges will be incurred for this activity, except for the potential adjustments to non-cancelable lease liabilities as actual activity compares to assumptions made. Following is a rollforward of restructuring liabilities by type for the consolidation of Glit facilities (amounts in thousands):

		One-time	Contract
		Termination	Termination
	Total	Benefits [a]	Costs [b]	Other [c]
Restructuring liabilities at December 31, 2005	$505	$255	$250	$—
Additions	299	109	—	190
Payments	(799)	(364)	(245)	(190)

Restructuring liabilities at December 31, 2006	$5	$—	$5	$—
Additions	1,774	151	1,450	173
Reductions	(75)	—	(75)	—
Payments	(389)	(151)	(65)	(173)
Other	(689)	—	(689)	—

Restructuring liabilities at December 31, 2007	$626	$—	$626	$—

Consolidation of St. Louis manufacturing/distribution facilities – In 2002, the Company committed to a plan to consolidate the manufacturing and distribution of the four CCP facilities in the St. Louis, Missouri area. Management believed that in order to implement a more competitive cost structure and combat competitive pricing pressure, the excess capacity at the four plastic molding facilities in this area would need to be eliminated. This plan was completed by the end of 2003. Charges were incurred in 2007, 2006 and 2005 associated with adjustments to the non-cancelable lease accrual at the Hazelwood, Missouri facility due to changes in the subleasing assumptions. Management believes that no further charges will be incurred for this activity, except for potential adjustments to non-cancelable lease liabilities as actual activity compares to assumptions made. Following is a rollforward of restructuring liabilities by type for the consolidation of St. Louis manufacturing/distribution facilities (amounts in thousands):

Contract
Termination
Costs [b]
Restructuring liabilities at December 31, 2005	$1,845
Reductions	(499)
Payments	(881)

Restructuring liabilities at December 31, 2006	$465
Additions	882
Payments	(520)

Restructuring liabilities at December 31, 2007	$827

Corporate office relocation – In November 2005, the Company announced the closing of its corporate office in Middlebury, Connecticut, and the relocation of certain corporate functions to the CCP location in Bridgeton, Missouri, the outsourcing of other functions, and the move of the remaining functions to a new location in Arlington, Virginia. The amounts recorded in 2006 and 2005 primarily relate to severance for employees at the Middlebury office. There was no activity for this initiative during 2007. Following is a rollforward of restructuring liabilities by type for the corporate office relocation (amounts in thousands):

One-time
Termination
Benefits [a]
Restructuring liabilities at December 31, 2005	$157
Additions	217
Payments	(374)

Restructuring liabilities at December 31, 2006	$—
Additions	—
Payments	—

Restructuring liabilities at December 31, 2007	$—

Consolidation of administrative functions for CCP – In 2002, in order to streamline processes and eliminate duplicate functions, the Company initiated a plan to centralize certain administrative and back office functions into Bridgeton, Missouri from certain businesses within the Maintenance Products Group. The most significant project was the centralization of the customer service functions for the Continental, Glit, Wilen, and Disco business units. This plan was anticipated to be completed in 2004 upon the transfer of functions from the Lawrence, Massachusetts facility (see Consolidation of Glit facilities above); however the closure was delayed and subsequently contributed to the delay in this plan until completion in 2005. Katy incurred primarily severance costs in 2005 for this integration of back office and administrative functions. There was no activity for this initiative during 2007 and 2006.

A rollforward of all restructuring and related reserves since December 31, 2005 is as follows (amounts in thousands):

		One-time	Contract
		Termination	Termination
	Total	Benefits [a]	Costs [b]	Other [c]
Restructuring liabilities at December 31, 2005	$2,507	$412	$2,095	$—
Additions	516	326	—	190
Reductions	(499)	—	(499)	—
Payments	(2,054)	(738)	(1,126)	(190)

Restructuring liabilities at December 31, 2006	$470	$—	$470	$—
Additions	2,656	151	2,332	173
Reductions	(75)	—	(75)	—
Payments	(909)	(151)	(585)	(173)
Other	(689)	—	(689)	—

Restructuring liabilities at December 31, 2007	$1,453	$—	$1,453	$—

[a]	Includes severance, benefits, and other employee-related costs associated with the employee terminations. No obligations remain at December 31, 2007.

[b]
Includes charges related to non-cancelable lease liabilities for abandoned facilities, net of potential sub-lease revenue. Total maximum potential amount of lease loss, excluding any sublease rentals, is $3.1 million as of December 31, 2007. The Company has included $1.6 million as an offset for sublease rentals.

[c]	Includes charges associated with equipment removal and cleanup of abandoned facilities. No obligations remain at December 31, 2007.
The remaining severance, restructuring and other related charges for these initiatives are expected to be approximately $0.3 million, primarily related to the consolidation of the Glit facilities program. With leases expiring on December 31, 2008 for our largest facility in Bridgeton, Missouri, the Company anticipates entering into a new lease agreement which will utilize significantly less square footage in order to improve the overhead cost structure. As a result, the Company anticipates incurring approximately $1.2 million in the non-cash write off of fixed assets for assets expected to be sold or abandoned in 2008.
The table below details activity in restructuring reserves by operating segment since December 31, 2005 (amounts in thousands):

		Maintenance
		Products
	Total	Group	Corporate
Restructuring liabilities at December 31, 2005	$2,507	$2,350	$157
Additions	516	299	217
Reductions	(499)	(499)	—
Payments	(2,054)	(1,680)	(374)

Restructuring liabilities at December 31, 2006	$470	$470	$—
Additions	2,656	2,656	—
Reductions	(75)	(75)	—
Payments	(909)	(909)	—
Other	(689)	(689)	—

Restructuring liabilities at December 31, 2007	$1,453	$1,453	$—

The table below summarizes the future obligations for severance, restructuring and other related charges by operating segment detailed above (amounts in thousands):

Maintenance
Products
Group
2008	$322
2009	259
2010	283
2011	263
2012	83
Thereafter	243

Total Payments	$1,453

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
Note 21. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED):
For all periods presented, net sales and gross profit excludes amounts related to the Metal Truck Box, United Kingdom consumer plastics, CML, Woods US, and Woods Canada business units as these units are classified as discontinued operations as discussed further in Note 7:

2007	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr

Net sales	$45,552	$49,972	$49,208	$43,039

Gross profit	$5,596	$6,640	$5,539	$2,479

Net (loss) income	$(3,779)	$1,808	$(810)	$1,280

(Loss) earnings per share of common stock — Basic and diluted	$(0.48)	$0.23	$(0.10)	$0.16

2006	1stQtr	2ndQtr	3rdQtr	4thQtr

Net sales	$45,971	$50,932	$51,920	$43,593

Gross profit	$5,778	$5,885	$7,566	$5,840

Loss before cumulative effect of a change in accounting principle	$(4,989)	$(1,934)	$(2,020)	$(2,680)

Net loss	$(5,745)	$(1,934)	$(2,020)	$(2,680)

Loss per share of common stock — Basic and diluted [a]:

Loss before cumulative effect of a change in accounting principle	$(0.62)	$(0.24)	$(0.25)	$(0.34)

Net loss	$(0.72)	$(0.24)	$(0.25)	$(0.34)

The sum of basic and diluted loss per share of common stock before cumulative effect of a change in accounting principle does not total to the basic and diluted loss per share reported in the Consolidated Statements of Operations or Note 10 due to the fluctuation of shares outstanding throughout the years ending December 31, 2006.

Note 22. SUPPLEMENTAL BALANCE SHEET INFORMATION
The following table provides detail regarding other current assets shown on the Consolidated Balance Sheets:

	December 31,
	2007	2006
Prepaids	$1,018	$1,615
Miscellaneous receivables (sale of businesses)	635	—
Notes receivable - Metal Truck Box	600	—
Deferred tax asset	—	907
Other	267	469

Total	$2,520	$2,991

The following table provides detail regarding other assets shown on the Consolidated Balance Sheets:

	December 31,
	2007	2006
Rabbi trust assets	$1,263	$1,455
Debt issuance costs, net	1,114	2,885
Notes receivable - Metal Truck Box	600	1,200
Equity method investment in unconsolidated affiliate	—	2,217
Other	493	1,233

Total	$3,470	$8,990

The following table provides detail regarding accrued expenses shown on the Consolidated Balance Sheets:

	December 31,
	2007	2006
Contingent liabilities	$14,174	$15,705
Advertising and rebates	3,377	11,594
Professional services	843	847
Accrued SARs	575	567
Commissions	449	1,215
Non-cancelable lease liabilities - restructuring	421	428
Accrued income taxes	—	1,649
SESCO note payable to Montenay	—	400
Other	2,486	5,782

Total	$22,325	$38,187

Contingent liabilities consist of accruals for estimated losses associated with environmental issues, the uninsured portion of general and product liability and workers’ compensation claims, and a purchase price adjustment associated with the purchase of a subsidiary. Changes in the detail of accrued expenses primarily result from the sale of the Electrical Products business.
The following table provides detail regarding other liabilities shown on the Consolidated Balance Sheets:

	December 31,
	2007	2006
Pension and postretirement benefits	$2,462	$3,763
Deferred compensation	2,211	2,983
Accrued income taxes - long-term	2,052	—
Non-cancelable lease liabilities - restructuring	1,019	703
Other	962	953

Total	$8,706	$8,402

Note 23. SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the year for interest and income taxes is as follows:

	Years Ended December 31,
	2007	2006	2005
Interest	$4,916	$5,486	$3,953

Income taxes	$2,176	$1,067	$1,789

A significant non-cash transaction for 2007 includes a $6.8 million receivable associated with the sale of the Woods US and Woods Canada businesses. In addition, 2006 includes a $1.2 million promissory note received as part of the sale of the Metal Truck Box business unit. See Note 6 for further discussion.
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
As discussed above, these control deficiencies resulted in the restatement of the Company’s consolidated financial statements for December 31, 2005 and 2006, March 31, 2006 and 2007, June 30, 2006, and September 30, 2006. Additionally, these control deficiencies could have resulted in further misstatements to inventory and cost of goods sold, which would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management determined that these control deficiencies represented material weaknesses in internal control over financial reporting.
Remediation of Material Weaknesses
The Company completed the following steps during the second quarter and remainder of 2007 to address the above material weaknesses within our internal controls over physical counting of inventory:
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
Management and the Board of Directors of the Company were committed to the remediation and continued improvement of our internal control over financial reporting. We dedicated, and will continue to dedicate, significant resources to this effort and, as such, believe we reestablished effective internal control over financial reporting associated with the above raw material inventory counting process. As a result of these procedures in the last half of 2007, we have concluded that we have re-established effective internal controls over financial reporting associated with the above raw materials inventory counting process.
Management’s Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2007 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of December 31, 2007, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting
There have been no changes in Katy’s internal control over financial reporting during the year ended December 31, 2007, except for the items noted under the above section Remediation of Material Weaknesses, that have materially affected, or are reasonably likely to materially affect Katy’s internal control over financial reporting.
Item 9B. OTHER INFORMATION
None.

Part III
Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information regarding the directors of Katy is incorporated herein by reference to the information set forth under the section entitled “Election of Directors” in the Proxy Statement of Katy Industries, Inc. for its 2008 Annual Meeting.
Information regarding executive officers of Katy is incorporated herein by reference to the information set forth under the section entitled “Information Concerning Directors and Executive Officers” in the Proxy Statement of Katy Industries, Inc. for its 2008 Annual Meeting.
Information regarding compliance with Section 16 of the Securities Exchange Act of 1934 is incorporated herein by reference to the information set forth under the Section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” for its 2008 Annual Meeting.
Information regarding Katy’s Code of Ethics is incorporated herein by reference to the information set forth under the Section entitled “Code of Ethics” in the Proxy Statement of Katy Industries, Inc. for its 2008 Annual Meeting.
Item 11. EXECUTIVE COMPENSATION
Information regarding compensation of executive officers is incorporated herein by reference to the information set forth under the section entitled “Executive Compensation” in the Proxy Statement of Katy Industries, Inc. for its 2008 Annual Meeting.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information regarding beneficial ownership of stock by certain beneficial owners and by management of Katy is incorporated by reference to the information set forth under the section “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management” in the Proxy Statement of Katy Industries, Inc. for its 2008 Annual Meeting.
Equity Compensation Plan Information
The following table represents information as of December 31, 2007 with respect to equity compensation plans under which shares of the Company’s common stock are authorized for issuance:

			Number of Securities
			Remaining Available for
	Number of Securities to	Weighted-average	Future Issuances Under Equity
	Be Issued on Exercise of	Exercise Price of	Compensation Plans
	Outstanding Option,	Outstanding Options,	(Excluding Securities
Plan Category	Warrants and Rights	Warrants and Rights	Reflected in Column (a))
	(a)	(b)	(c)
Equity Compensation Plans Approved by Stockholders	667,373	$4.93	799,948

Equity Compensation Plans Not Approved by Stockholders	1,634,042	$3.56	—

Total	2,301,415		799,948

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
On November 21, 2002, the Board of Directors approved the 2002 Stock Appreciation Rights Plan (the “2002 SAR Plan”), authorizing the issuance of up to 1,000,000 SARs. Vesting of the SARs occurs ratably over three years from the date of issue. The 2002 SAR Plan provides limitations on redemption by holders, specifying that no more than 50% of the cumulative number of vested SARs held by an employee could be exercised in any one calendar year. The SARs expire ten years from the date of issue. No SARs were granted in 2005. In 2006, 20,000 SARs were granted to one individual with an exercise price of $3.16. In 2007 and 2006, 2,000 SARs each were granted to three directors with a Stand-Alone Stock Appreciation Rights Agreement. These SARs vest immediately and have an exercise price of $1.10 and $2.08, respectively. At December 31, 2007, Katy had 469,215 SARs outstanding at a weighted average exercise price of $4.34. Compensation income associated with the vesting of stock appreciation rights was $0.9 million in 2005. The 2002 SAR Plan also provides that in the event of a Change in Control of the Company, all outstanding SARs may become fully vested. In accordance with the 2002 SAR Plan, a “Change in Control” is deemed to have occurred upon any of the following events: 1) a sale of 100 percent of the Company’s outstanding capital stock, as may be outstanding from time to time; 2) a sale of all or substantially all of the Company’s operating subsidiaries or assets; or 3) a transaction or series of transactions in which any third party acquires an equity ownership in the Company greater than that held by KKTY Holding Company, L.L.C. and in which Kohlberg & Co., L.L.C. relinquishes its right to nominate a majority of the candidates for election to the Board of Directors.
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
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Information regarding certain relationships and related transactions with management is incorporated herein by reference to the information set forth under the section entitled “Executive Compensation” in the Proxy Statement of Katy Industries, Inc. for its 2008 Annual Meeting.
Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Information regarding principal accountant fees and services is incorporated herein by reference to the information set forth under the section entitled “Proposal 2 — Ratification of the Independent Public Auditors” in the Proxy Statement of Katy Industries, Inc. for its 2008 Annual Meeting.

Part IV
Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) 1. Financial Statements
The following financial statements of Katy are set forth in Part II, Item 8, of this Form 10-K:
• Consolidated Balance Sheets as of December 31, 2007 and 2006
• Consolidated Statements of Operations for the years ended December 31, 2007, 2006 and 2005
• Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2007, 2006 and 2005
• Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005
• Notes to Consolidated Financial Statements
2. Financial Statement Schedules
The financial statement schedule filed with this report is listed on the “Index to Financial Statement Schedules” on page 74 of this Form 10-K.
3. Exhibits
The exhibits filed with this report are listed on the “Exhibit Index.”
SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 14, 2008	KATY INDUSTRIES, INC. Registrant
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of this 14th day of March, 2008.

Signature	Title

/s/ William F. Andrews William F. Andrews	Chairman of the Board and Director

/s/ Anthony T. Castor III Anthony T. Castor III	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Amir Rosenthal Amir Rosenthal	Vice President, Chief Financial Officer, General Counsel and Secretary (Principal Financial and Accounting Officer)

/s/ Christopher Anderson Christopher Anderson	Director

/s/ Robert M. Baratta Robert M. Baratta	Director

/s/ Daniel B. Carroll Daniel B. Carroll	Director

/s/ Wallace E. Carroll, Jr. Wallace E. Carroll, Jr.	Director

/s/ Samuel P. Frieder Samuel P. Frieder	Director

/s/ Christopher Lacovara Christopher Lacovara	Director

/s/ Shant Mardirossian Shant Mardirossian	Director

INDEX TO FINANCIAL STATEMENT SCHEDULES

Report of Independent Registered Accounting Firm	75

Schedule II — Valuation and Qualifying Accounts	76

Consent of Independent Registered Public Accounting Firm	Exhibit 23

All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the Consolidated Financial Statements of Katy or the Notes thereto.

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM ON
FINANCIAL STATEMENT SCHEDULE
To the Board of Directors and Stockholders of Katy Industries, Inc.:
Our audits of the consolidated financial statements referred to in our report dated March 14, 2008 appearing in the 2007 Annual Report to Shareholders of Katy Industries, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.
/s/ PricewaterhouseCoopers LLP
St. Louis, Missouri
March 14, 2008

KATY INDUSTRIES, INC. AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
(Amounts in Thousands)

	Balance at	Additions			Balance at
	Beginning	Charged to	Write-offs	Other	End
Accounts Receivable Reserves	of Year	Expense	to Reserves	Adjustments *	of Year

Year ended December 31, 2007

Trade receivables	$2,213	$(140)	$(85)	$(1,727)	$261
Sales allowances	17,893	13,967	(15,585)	(11,986)	4,289

	$20,106	$13,827	$(15,670)	$(13,713)	$4,550

Year ended December 31, 2006

Trade receivables	$2,445	$(147)	$(155)	$70	$2,213
Sales allowances	14,071	14,201	(14,409)	4,030	17,893

	$16,516	$14,054	$(14,564)	$4,100	$20,106

Year ended December 31, 2005

Trade receivables	$2,827	$42	$(156)	$(268)	$2,445
Sales allowances	14,571	14,281	(12,709)	(2,072)	14,071

	$17,398	$14,323	$(12,865)	$(2,340)	$16,516

	Balance at	Additions			Balance at
	Beginning	Charged to	Write-offs	Other	End
Inventory Reserves	of Year	Expense	to Reserves	Adjustments	of Year

Year ended December 31, 2007	$3,905	$(183)	$(50)	$(2,296)	$1,376

Year ended December 31, 2006	$4,548	$460	$(486)	$(617)	$3,905

Year ended December 31, 2005	$4,671	$279	$(263)	$(139)	$4,548

	Balance at				Balance at
	Beginning			Other	End
Income Tax Valuation Allowances	of Year	Provision	Reversals	Adjustments	of Year

Year ended December 31, 2007	$66,971	$—	$(665)	$—	$66,306

Year ended December 31, 2006	$64,794	$2,177	$—	$—	$66,971

Year ended December 31, 2005	$60,028	$4,766	$—	$—	$64,794

*	Other adjustments for all periods presented includes net activity associated with our businesses disposed in 2007 and 2006.

KATY INDUSTRIES, INC.
EXHIBIT INDEX
DECEMBER 31, 2007

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
*

4.1d
Fourth Amendment to Rights Agreement, dated as of June 2, 2001, between Katy and LaSalle Bank N.A. as Rights Agent (incorporated by reference to Exhibit 4.1(d) of the Company’s Quarterly Report on Form 10-Q filed August 9, 2006).
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
*

10.9	Katy Industries, Inc. 2001 Chief Financial Officer’s Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q dated November 14, 2001).	*

10.10	Katy Industries, Inc. 2002 Stock Appreciation Rights Plan, dated November 21, 2002, (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K dated April 15, 2003).	*

Exhibit
Number	Exhibit Title	Page

10.11	Katy Industries, Inc. Executive Bonus Plan dated December 2001 (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K dated April 15, 2005).	*

10.12
Second Amended and Restated Loan Agreement dated as of November 30, 2007 with Bank of America, (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 5, 2007).
*

10.13	Amended and Restated Katy Industries, Inc. 1997 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.20 of the Company’s Quarterly Report on Form 10-Q filed August 9, 2006).	*

10.14	Stand-Alone Stock Appreciation Rights Agreement (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed September 6, 2006).	*

21	Subsidiaries of registrant	**

23	Consent of Independent Registered Public Accounting Firm	**

31.1	CEO Certification pursuant to Securities Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	**

31.2	CFO Certification pursuant to Securities Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	**

32.1	CEO Certification required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**#

32.2	CFO Certification required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**#

*	Indicates incorporated by reference.

**	Indicates filed herewith.

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