Form 10-Q
period 2008-05-13
KATY INDUSTRIES INC
filed 2008-05-13
CIK 54681

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

[  x ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 2008

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.
Class	Outstanding at April 30, 2008
Common Stock, $1 Par Value	7,951,176 Shares

KATY INDUSTRIES, INC.
FORM 10-Q
March 31, 2008

INDEX

			Page
PART I	FINANCIAL INFORMATION

	Item 1.	Financial Statements:

		Condensed Consolidated Balance Sheets
		March 31, 2008 (unaudited) and December 31, 2007	3,4

		Condensed Consolidated Statements of Operations
		Three Months Ended March 31, 2008 and 2007 (unaudited)	5

		Condensed Consolidated Statements of Cash Flows
		Three Months Ended March 31, 2008 and 2007 (unaudited)	6

		Notes to Condensed Consolidated Financial Statements (unaudited)	7

	Item 2.	Management's Discussion and Analysis of Financial Condition and
		Results of Operations	21

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29

	Item 4T.	Controls and Procedures	30

PART II	OTHER INFORMATION		31

	Item 1.	Legal Proceedings	31

	Item 1A.	Risk Factors	31

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	31

	Item 3.	Defaults Upon Senior Securities	31

	Item 4.	Submission of Matters to a Vote of Security Holders	31

	Item 5.	Other Information	31

	Item 6.	Exhibits	31

	Signatures		32

PART I  FINANCIAL INFORMATION

Item 1.  Financial Statements

KATY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2008 (UNAUDITED) AND DECEMBER 31, 2007
 (Amounts in Thousands)

ASSETS

	March 31,	December 31,
	2008	2007
CURRENT ASSETS:

Cash and cash equivalents	$618	$2,015
Accounts receivable, net	19,868	18,077
Inventories, net	25,150	26,160
Receivable from disposition	3,553	6,799
Other current assets	2,064	2,520

Total current assets	51,253	55,571

OTHER ASSETS:

Goodwill	665	665
Intangibles, net	4,733	4,853
Other	2,959	3,470

Total other assets	8,357	8,988

PROPERTY AND EQUIPMENT:
Land and improvements	336	336
Buildings and improvements	9,697	9,666
Machinery and equipment	95,801	96,650

	105,834	106,652
Less - Accumulated depreciation	(73,090)	(72,647)

Property and equipment, net	32,744	34,005

Total assets	$92,354	$98,564

See Notes to Condensed Consolidated Financial Statements.

KATY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2008 (UNAUDITED) AND DECEMBER 31, 2007
 (Amounts in Thousands, Except Share Data)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	March 31,	December 31,
	2008	2007

CURRENT LIABILITIES:

Accounts payable	$11,340	$14,995
Accrued compensation	2,725	2,629
Accrued expenses	21,159	22,325
Current maturities of long-term debt	1,500	1,500
Revolving credit agreement	5,794	2,853

Total current liabilities	42,518	44,302

LONG-TERM DEBT, less current maturities	8,701	9,100

OTHER LIABILITIES	8,241	8,706

Total liabilities	59,460	62,108

COMMITMENTS AND CONTINGENCIES (Note 9)	0	0

STOCKHOLDERS’ EQUITY:
15% Convertible preferred stock, $100 par value, authorized
1,200,000 shares, issued and outstanding 1,131,551 shares,
liquidation value $113,155	108,256	108,256
Common stock, $1 par value; authorized 35,000,000 shares;
issued 9,822,304 shares	9,822	9,822
Additional paid-in capital	27,375	27,338
Accumulated other comprehensive loss	(1,277)	(1,112)
Accumulated deficit	(89,349)	(85,915)
Treasury stock, at cost, 1,871,128 shares	(21,933)	(21,933)

Total stockholders' equity	32,894	36,456

Total liabilities and stockholders' equity	$92,354	$98,564

See Notes to Condensed Consolidated Financial Statements.

KATY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(Amounts in Thousands, Except Share and Per Share Data)
(Unaudited)

	2008	2007

Net sales	$41,691	$45,552
Cost of goods sold	37,863	39,956
Gross profit	3,828	5,596
Selling, general and administrative expenses	6,737	7,574
Severance, restructuring and related charges	138	208
Loss (gain) on sale of assets	533	(120)
Operating loss	(3,580)	(2,066)
Interest expense	(483)	(1,195)
Other, net	(14)	32

Loss from continuing operations before benefit from (provision for)
income taxes	(4,077)	(3,229)
Benefit from (provision for) income taxes from continuing operations	352	(89)

Loss from continuing operations	(3,725)	(3,318)
Loss from operations of discontinued businesses (net of tax)	(252)	(2,127)
Gain on sale of discontinued businesses (net of tax)	543	1,666

Net loss	$(3,434)	$(3,779)

Loss per share of common stock - Basic and diluted
Loss from continuing operations	$(0.47)	$(0.42)
Discontinued operations	0.04	(0.06)
Net loss	$(0.43)	$(0.48)

Weighted average common shares outstanding (thousands):
Basic and diluted	7,951	7,951

See Notes to Condensed Consolidated Financial Statements.

KATY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(Amounts in Thousands)
(Unaudited)

	2008	2007

Cash flows from operating activities:
Net loss	$(3,434)	$(3,779)
(Income) loss from discontinued operations	(291)	461
Loss from continuing operations	(3,725)	(3,318)
Depreciation and amortization	1,823	1,865
Write-off and amortization of debt issuance costs	96	619
Stock option expense	37	94
Loss (gain) on sale of assets	533	(120)
Deferred income taxes	-	(94)
	(1,236)	(954)
Changes in operating assets and liabilities:
Accounts receivable	(1,833)	(2,075)
Inventories	928	(807)
Other assets	134	77
Accounts payable	(1,489)	261
Accrued expenses	(1,017)	(1,995)
Other, net	(363)	843
	(3,640)	(3,696)

Net cash used in continuing operations	(4,876)	(4,650)
Net cash used in discontinued operations	(320)	(195)
Net cash used in operating activities	(5,196)	(4,845)

Cash flows from investing activities:
Capital expenditures of continuing operations	(1,037)	(979)
Proceeds from sale of assets, net	35	120
Net cash used in continuing operations	(1,002)	(859)
Net cash provided by discontinued operations	4,424	5,995
Net cash provided by investing activities	3,422	5,136

Cash flows from financing activities:
Net borrowings (repayments) on revolving loans	2,940	(2,388)
Decrease in book overdraft	(2,110)	(2,123)
Repayments of term loans	(399)	(24)
Direct costs associated with debt facilities	-	(125)
Repurchases of common stock	-	(3)
Net cash provided by (used in) continuing operations	431	(4,663)
Net cash used in discontinued operations	-	(97)
Net cash provided by (used in) financing activities	431	(4,760)

Effect of exchange rate changes on cash and cash equivalents	(54)	(4)
Net decrease in cash and cash equivalents	(1,397)	(4,473)
Cash and cash equivalents, beginning of period	2,015	7,392
Cash and cash equivalents, end of period	$618	$2,919

See Notes to Condensed Consolidated Financial Statements.

KATY INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(Unaudited)

(1)  Restatement of Prior Financial Information

As a result of accounting errors in the Company’s raw material inventory records, management and the Company’s Audit Committee determined on August 6, 2007 that the Company’s previously issued consolidated financial statements for the three months ended March 31, 2007 should no longer be relied upon.  The Company’s decision to restate its consolidated financial statements was based on facts obtained by management and the results of an independent investigation of the physical raw material inventory counting process at Continental Commercial Products, LLP (“CCP”).  These procedures resulted in the identification of the overstatement of raw material inventory when completing the physical inventory.  At the time of the physical inventories, the Company did not have sufficient controls in place to ensure that the accurate physical raw material inventory on hand was properly accounted for and reported in the proper period.  The Company filed on August 17, 2007 an amended Quarterly Report on Form 10-Q/A as of March 31, 2007 in order to restate the consolidated financial statements.  All amounts included in this Quarterly Report for the above period have been properly reflected for the restatement.

(2)  Significant Accounting Policies

Consolidation Policy and Basis of Presentation
The condensed consolidated financial statements include the accounts of Katy Industries, Inc. and subsidiaries in which it has a greater than 50% interest, collectively “Katy” or the Company.  All significant intercompany accounts, profits and transactions have been eliminated in consolidation.  Investments in affiliates which do not meet the criteria of a variable interest entity, and which are not majority owned but with respect to which the Company exercises significant influence, are reported using the equity method.  The condensed consolidated financial statements at March 31, 2008 and December 31, 2007 and for the three month periods ended March 31, 2008 and 2007 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial condition and results of operations of the Company.  Interim results may not be indicative of results to be realized for the entire year.  The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.  The condensed balance sheet as of December 31, 2007 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States (“GAAP”).

Use of Estimates and Reclassifications
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Certain reclassifications associated with the presentation of discontinued operations were made to the 2007 amounts in order to conform to the 2008 presentation.

Inventories
The components of inventories are as follows (amounts in thousands):

	March 31,	December 31,
	2008	2007

Raw materials	$14,997	$17,022
Work in process	762	763
Finished goods	15,088	13,762
Inventory reserves	(1,340)	(1,376)
LIFO reserve	(4,357)	(4,011)
	$25,150	$26,160

At March 31, 2008 and December 31, 2007, approximately 56% and 62%, respectively, of Katy’s inventories were accounted for using the last-in, first-out (“LIFO”) method of costing, while the remaining inventories were accounted for using the first-in, first-out (“FIFO”) method.  Current cost, as determined using the FIFO method, exceeded LIFO cost by $4.4 million and $4.0 million at March 31, 2008 and December 31, 2007, respectively.

Property, Plant and Equipment
Property and equipment are stated at cost and depreciated over their estimated useful lives: buildings (10-40 years) using the straight-line method; machinery and equipment (3-20 years) using the straight-line method; tooling (5 years) using the straight-line method; and leasehold improvements using the straight-line method over the remaining lease period or useful life, if shorter.  Costs for repair and maintenance of machinery and equipment are expensed as incurred, unless the result significantly increases the useful life or functionality of the asset, in which case capitalization is considered.  Depreciation expense from continuing operations was $1.7 million and $1.7 million for the three month periods ended March 31, 2008 and 2007, respectively.

With leases expiring on December 31, 2008 for our largest facility in Bridgeton, Missouri, the Company anticipates exploring alternative options which will utilize significantly less square footage in order to improve the overhead cost structure.  As a result, the Company anticipates incurring approximately $1.2 million in the non-cash write off of fixed assets for assets expected to be sold or abandoned in 2008.  For the three month period ended March 31, 2008, the Company recognized a $0.5 million loss on the sale of fixed assets and $0.1 million in accelerated depreciation associated with this activity.

Stock Options and Other Stock Awards
On January 1, 2006, the Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 123R, Share-Based Payment (“SFAS No. 123R”) using the modified prospective method.  Under this method, compensation cost recognized during the three month periods ended March 31, 2008 and 2007 includes: a) compensation cost for all stock options granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with SFAS No. 123R amortized over the options’ vesting period and b) compensation cost for outstanding stock appreciation rights based on the March 31 fair value estimated in accordance with SFAS No. 123R.

Compensation (income) expense is included in selling, general and administrative expense in the Condensed Consolidated Statements of Operations.  The components of compensation (income) expense are as follows:

	Three Months Ended March 31,
	2008	2007

Stock option expense	$37	$94
Stock appreciation right income	(164)	(179)
	$(127)	$(85)

The fair value for stock options was estimated at the date of grant using a Black-Scholes option pricing model.  The Company used the simplified method, as allowed by Staff Accounting Bulletin (“SAB”) No. 107, Share-Based Payment, for estimating the expected term by averaging the minimum and maximum lives expected for each award.  In addition, the Company estimated volatility by considering its historical stock volatility over a term comparable to the remaining expected life of each award.  The risk-free interest rate was the current yield available on U.S. treasury rates with issues with a remaining term equal in term to each award.  The Company estimates forfeitures using historical results.  The Company’s estimates of forfeitures will be adjusted over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from their estimate.  The assumptions for expected term, volatility and risk-free rate are presented in the table below:

Expected term (years)	5.3 - 6.5
Volatility	53.8% - 57.6%
Risk-free rate	3.98% - 4.48%

The fair value for stock appreciation rights, a liability award, was estimated at the effective date of SFAS No. 123R, and March 31, 2008 and 2007, using a Black-Scholes option pricing model.  The Company estimated the expected term by averaging the minimum and maximum lives expected for each award.  In addition, the Company estimated volatility by considering its historical stock volatility over a term comparable to the remaining expected life of each award.  The risk-free interest rate was the current yield available on U.S. treasury rates with issues with a remaining term equal in term to each award.  The Company estimates forfeitures using historical results.  The Company’s estimates of forfeitures will be adjusted over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from their estimate.  The assumptions for expected term, volatility and risk-free rate are presented in the table below:

	March 31,	March 31,
	2008	2007

Expected term (years)	3.0 - 4.5	3.0 - 5.3
Volatility	92.3% - 105.1%	53.7% - 58.6%
Risk-free rate	1.79% - 2.13%	4.54%

Comprehensive Loss
The components of comprehensive loss are as follows (amounts in thousands):

	Three Months Ended
	March 31,
	2008	2007

Net loss	$(3,434)	$(3,779)
Foreign currency translation losses	(165)	(334)
Unrealized losses on interest rate swap	-	(29)
Pension and other postretirement benefits	-	(17)
	(165)	(380)
Comprehensive loss	$(3,599)	$(4,159)

(3)  New Accounting Pronouncements

      In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141R”).  SFAS No. 141R establishes principles and requirements for how an acquirer in a business combination (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, (b) recognizes and measures the goodwill acquired in a business combination or a gain from a bargain purchase, and (c) determines what information to disclose to enable users of financial statements to evaluate the nature and financial effects of the business combination.  SFAS No. 141R will be applied prospectively to business combinations that have an acquisition date on or after January 1, 2009.  The provisions of SFAS 141R will not impact the Company’s consolidated financial statements for prior periods.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51 (“SFAS No. 160”).  SFAS No. 160 requires the recognition of a noncontrolling interest, or minority interest, as equity in the consolidated financial statements and separate from the parent’s equity.  The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement.  SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest.  For the Company, SFAS No. 160 is effective January 1, 2009.  The Company is currently evaluating the impact this statement may have in its future financial statements.

(4)  Intangible Assets

Following is detailed information regarding Katy’s intangible assets (amounts in thousands):

	March 31,			December 31,
	2008			2007
	Gross	Accumulated	Net Carrying	Gross	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Patents	$1,044	$(770)	$274	$1,031	$(734)	$297
Customer lists	10,231	(8,282)	1,949	10,231	(8,240)	1,991
Tradenames	5,054	(2,544)	2,510	5,054	(2,489)	2,565
Other	441	(441)	-	441	(441)	-
Total	$16,770	$(12,037)	$4,733	$16,757	$(11,904)	$4,853

        All of Katy’s intangible assets are definite long-lived intangibles.  Katy recorded amortization expense on intangible assets of continuing operations of $0.1 million and $0.1 million for the three month periods ended March 31, 2008 and 2007, respectively.  Estimated aggregate future amortization expense related to intangible assets is as follows (amounts in thousands):

2008 (remainder)	$384
2009	476
2010	472
2011	445
2012	420
Thereafter	2,536
$4,733

(5)  Indebtedness

Long-term debt consists of the following (amounts in thousands):

	March 31,	December 31,
	2008	2007

Term loan payable under the Bank of America Credit Agreement, interest
based on LIBOR and Prime Rates (5.38% - 6.25%), due through 2010	$10,201	$10,600
Revolving loans payable under the Bank of America Credit Agreement,
interest based on LIBOR and Prime Rates (5.13% - 6.00%)	5,794	2,853
Total debt	15,995	13,453
Less revolving loans, classified as current (see below)	(5,794)	(2,853)
Less current maturities	(1,500)	(1,500)
Long-term debt	$8,701	$9,100

      Aggregate remaining scheduled maturities of the Term Loan as of March 31, 2008 are as follows (amounts in thousands):

2008	$1,125
2009	1,500
2010	7,576
$10,201

On November 30, 2007, the Company entered into the Second Amended and Restated Credit Agreement with Bank of America (the “Bank of America Credit Agreement”).  The Bank of America Credit Agreement is a $50.6 million credit facility with a $10.6 million term loan (“Term Loan”) and a $40.0 million revolving loan (“Revolving Credit Facility”), including a $10.0 million sub-limit for letters of credit.  The Bank of America Credit Agreement replaces the previous credit agreement (“Previous Credit Agreement”) as originally entered into on April 20, 2004.  The Bank of America Credit Agreement is an asset-based lending agreement and only involves one bank compared to a syndicate of four banks under the Previous Credit Agreement.

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

The Company’s Term Loan balance immediately prior to the Bank of America Credit Agreement was $10.0 million.  The annual amortization on the new Term Loan, paid quarterly, is $1.5 million with final payment due November 30, 2010.  The Term Loan is collateralized by the Company’s property, plant and equipment.

The Bank of America Credit Agreement requires the Company to maintain a minimum level of availability such that its eligible collateral must exceed the sum of its outstanding borrowings under the Revolving Credit Facility and letters of credit by at least $5.0 million.  The Company’s borrowing base under the Bank of America Credit Agreement is reduced by the outstanding amount of standby and commercial letters of credit.  Vendors, financial institutions and other parties with whom the Company conducts business may require letters of credit in the future that either (1) do not exist today or (2) would be at higher amounts than those that exist today.  Currently, the Company’s largest letters of credit relate to our casualty insurance programs.  At March 31, 2008, total outstanding letters of credit were $5.5 million.

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

If the Company is unable to comply with the terms of the Bank of America Credit Agreement, it could seek to obtain an amendment to the Bank of America Credit Agreement and pursue increased liquidity through additional debt financing and/or the sale of assets.  It is possible, however, the Company may not be able to obtain further amendments from the lender or secure additional debt financing or liquidity through the sale of assets on favorable terms or at all.  However, the Company believes that it will be able to comply with all covenants throughout 2008.

On April 20, 2004, the Company completed its Previous Credit Agreement which was a $93.0 million facility with a $13.0 million Term Loan and an $80.0 million Revolving Credit Facility.  The Previous Credit Agreement was amended eight times from April 20, 2004 to March 8, 2007 due to various reasons such as declining profitability and timing of certain restructuring payments.  The amendments adjusted certain financial covenants such that the fixed charge coverage ratio and consolidated leverage ratio were eliminated and a minimum availability level was set.  In addition, the Company was limited on maximum allowable capital expenditures and was required to pay interest at the highest level of interest rate margins set in the Previous Credit Agreement.  On March 8, 2007, the Company also reduced its revolving credit facility from $90.0 million to $80.0 million.

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

All of the debt under the Bank of America Credit Agreement is re-priced to current rates at frequent intervals.  Therefore, its fair value approximates its carrying value at March 31, 2008.  For the three month periods ended March 31, 2008 and 2007, the Company had amortization of debt issuance costs, included within interest expense, of $0.1 million and $0.6 million, respectively.  Included in amortization of debt issuance costs for the three month period ended March 31, 2007 is approximately $0.3 million written off due to the reduction in the Revolving Credit Facility on March 8, 2007.  The Company incurred $0.1 million associated with entering into the Bank of America Credit Agreement, as discussed above, for the three month period ended March 31, 2007.

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

(6)  Retirement Benefit Plans
Certain subsidiaries have pension plans covering substantially all of their employees.  These plans are noncontributory, defined benefit pension plans.  The benefits to be paid under these plans are generally based on employees’ retirement age and years of service.  The Company’s funding policy, subject to the minimum funding requirement of employee benefit and tax laws, is to contribute such amounts as determined on an actuarial basis to provide the plans with assets sufficient to meet the benefit obligations.  Plan assets consist primarily of fixed income investments, corporate equities and government securities.  The Company also provides certain health care and life insurance benefits for some of its retired employees.  The postretirement health plans are unfunded.  Katy uses an annual measurement date of December 31 for its pension and other postretirement benefit plans for all years presented.

Information regarding the Company’s net periodic benefit cost for pension and other postretirement benefit plans for the three month periods ended March 31, 2008 and 2007 is as follows (amounts in thousands):

	Pension Benefits		Other Benefits
	March 31,		March 31,
	2008	2007	2008	2007

Components of net periodic benefit cost:
Service cost	$3	$2	$-	$-
Interest cost	23	23	37	51
Expected return on plan assets	(25)	(24)	-	-
Amortization of prior service cost	-	-	-	22
Amortization of net loss	11	13	8	4
Net periodic benefit cost	$12	$14	$45	$77

There are no required contributions to the pension plans for 2008.

(7)  Stock Incentive Plans

Stock Options

The following table summarizes stock option activity under each of the Company’s applicable plans:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Options	Price	Life	(in thousands)

Outstanding at December 31, 2007	1,632,200	$3.59

Granted	-	$0.00
Exercised	-	$0.00
Cancelled	-	$0.00

Outstanding at March 31, 2008	1,632,200	$3.59	5.56 years	$-

Vested and Exercisable at March 31, 2008	1,322,200	$3.80	5.16 years	$-

        As of March 31, 2008, total unvested compensation expense associated with stock options amounted to $34 thousand and is being amortized on a straight-line basis over the respective option’s vesting period.  The weighted average period in which the above compensation cost will be recognized is 0.2 years as of March 31, 2008.

Stock Appreciation Rights

The following table summarizes SARs activity under each of the Company’s applicable plans:

Non-Vested at December 31, 2007	13,333

Granted	-
Vested	(6,667)

Non-Vested at March 31, 2008	6,666

Total Outstanding at March 31, 2008	660,882

(8)  Income Taxes

The Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN No. 48”), on January 1, 2007.  As a result of the implementation of FIN No. 48, the Company recognized approximately a $1.1 million increase in the liability for unrecognized tax benefits, which was accounted for as an increase of $0.1 million to the January 1, 2007 balance of deferred tax assets and a reduction of $1.0 million to the January 1, 2007 balance of retained earnings.

Included in the balance at March 31, 2008 and December 31, 2007 are $1.8 million and $2.1 million, respectively, of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.  Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would have accelerated the payment of cash to the taxing authority to an earlier period.

The Company recognizes interest and penalties accrued related to the unrecognized tax benefits in the provision for income taxes.  During the three month periods ended March 31, 2008 and 2007, the Company recognized an insignificant amount in interest and penalties.  The Company had approximately $0.5 million and $0.5 million for the payment of interest and penalties accrued at March 31, 2008 and December 31, 2007, respectively.

        The Company believes that it is reasonably possible that the total amount of unrecognized tax benefits will change within twelve months of March 31, 2008.  The Company has certain tax return years subject to statutes of limitation which will close within twelve months of March 31, 2008.  Unless challenged by tax authorities, the closure of those statutes of limitation is expected to result in the recognition of uncertain tax positions in the amount of $0.5 million.  The Company has uncertain tax positions relating to transfer pricing practices and filings in certain jurisdictions, none of which are currently under examination.

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

As of March 31, 2008 and December 31, 2007, the Company had deferred tax assets, net of deferred tax liabilities and valuation allowances, of $48 thousand for both periods.  Domestic net operating loss (“NOL”) carry forwards comprised $34.5 million of the deferred tax assets for both periods.  Katy’s history of operating losses in many of its taxing jurisdictions provides significant negative evidence with respect to the Company’s ability to generate future taxable income, a requirement in order to recognize deferred tax assets on the Condensed Consolidated Balance Sheets.  For this reason, the Company was unable to conclude at March 31, 2008 and December 31, 2007 that NOLs and other deferred tax assets in the United States and certain unprofitable foreign jurisdictions would be utilized in the future.  As a result, valuation allowances for these entities were recorded as of such dates for the full amount of deferred tax assets, net of the amount of deferred tax liabilities.

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

The provision for income taxes for the three month period ended March 31, 2008 primarily reflects current tax benefit for FIN No. 48 activity as well as a tax benefit of $0.1 million recorded to offset the provision recorded under discontinued operations for domestic income taxes on domestic pre-tax income.  For the three months ended March 31, 2007, the provision for income taxes reflects current expense for FIN No. 48 activity and miscellaneous state income taxes.  No benefit from income taxes from continuing and discontinued operations for the three month period ended March 31, 2007 was required as the Company had a domestic pre-tax loss within continuing and discontinued operations.

Tax benefits were not recorded on the pre-tax net loss for the three month periods ended March 31, 2008 and 2007 as valuation allowances were recorded related to deferred tax assets created as a result of operating losses in the United States and certain foreign jurisdictions.  As a result of accumulated operating losses in those jurisdictions, the Company has concluded that it was more likely than not that such benefits would not be realized.

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

B.            Sterling Fluid Systems (USA) (“Sterling”) has tendered over 2,426 cases pending in Michigan, New Jersey, New York, Illinois, Nevada, Mississippi, Wyoming, Louisiana, Georgia, Massachusetts and California to the Company for defense and indemnification.  With respect to one case, Sterling has demanded that Katy indemnify it for a $200,000 settlement.  Sterling bases its tender of the complaints on the provisions contained in a 1993 Purchase Agreement between the parties whereby Sterling purchased the LaBour Pump business and other assets from the Company.  Sterling has not filed a lawsuit against Katy in connection with these matters.

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

C.             LaBour Pump Company, a former division of an inactive subsidiary of Katy, has been named as a defendant in over 388 similar cases in New Jersey.  These cases have also been tendered by Sterling.  The Company has elected to defend these cases, many of which have been dismissed or settled for nominal sums.

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

In December 1996, Banco del Atlantico (“plaintiff”), a bank located in Mexico, filed a lawsuit in Texas against Woods Industries, Inc. (“Woods”, since renamed WII, Inc.), a subsidiary of Katy, and against certain past and/or then present officers, directors and owners of Woods (collectively, “defendants”).  The plaintiff alleges that it was defrauded into making loans to a Mexican corporation controlled by certain past officers and directors of Woods based upon fraudulent representations and purported guarantees.  Based on these allegations, and others, the plaintiff originally asserted claims for alleged violations of the federal Racketeer Influenced and Corrupt Organizations Act (“RICO”); “money laundering” of the proceeds of the illegal enterprise; the Indiana RICO and Crime Victims Act; common law fraud and conspiracy; and fraudulent transfer.  The plaintiff also seeks recovery upon certain alleged guarantees purportedly executed by Woods Wire Products, Inc., a predecessor company from which Woods purchased certain assets in 1993 (prior to Woods' ownership by Katy, which began in December 1996).  The primary legal theories under which the plaintiff seeks to hold Woods liable for its alleged damages are respondeat superior, conspiracy, successor liability, or a combination of the three.

The case was transferred from Texas to the Southern District of Indiana in 2003.  In September 2004, the plaintiff and HSBC Mexico, S.A. (collectively, “plaintiffs”), who intervened in the litigation as an additional alleged owner of the claims against the defendants, filed a Second Amended Complaint.

On August 11, 2005, the Court dismissed with prejudice all of the federal and Indiana RICO claims asserted in the Second Amended Complaint against Woods.  During subsequent discovery, the defendants moved for sanctions for the plaintiffs’ asserted failures to abide by the rules of discovery and produce certain documents and witnesses, including the sanction of dismissal of the case with prejudice.  The defendants also moved for summary judgment on the remaining claims on January 16, 2007.  The plaintiffs also cross-moved for summary judgment in their favor on their claims under the alleged guarantees purportedly executed by old Woods Wire Products, Inc.

On April 9, 2007, while the parties’ summary judgment motions were still being briefed, the Court granted the defendants’ motion for sanctions and dismissed all of the plaintiffs’ claims with prejudice.  The Court’s dismissal order dismisses all claims against Woods.

The plaintiffs appealed both the District Court’s dismissal of their RICO claims in its August 11, 2005 Order and the District Court’s dismissal of all their claims in its April 9, 2007 Order.  The plaintiffs filed their Opening brief on appeal on July 13, 2007.  The defendants filed their Opposition brief on September 14, 2007 and the plaintiffs filed their Reply brief on October 11, 2007.  The Seventh Circuit heard oral argument on the plaintiffs’ appeal on February 13, 2008.  On March 7, 2008, the Seventh Circuit affirmed the dismissal of all of the plaintiffs’ claims.    On March 20, 2008, the plaintiffs filed a petition for rehearing and petition for rehearing en banc.  All the judges on the original panel voted to deny a rehearing, and none of the judges in active service requested a vote on the petition for rehearing en banc.  The petitions for rehearing and rehearing en banc were denied on April 11, 2008.  The Plaintiffs may choose to file a petition for certiorari with the United States Supreme Court.

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

For both periods presented, information for the Maintenance Products Group excludes amounts related to the Contico Manufacturing, Ltd. (“CML”), United Kingdom consumer plastics and Metal Truck Box business units as these units are classified as discontinued operations as discussed further in Note 12.  The table below summarizes the key factors in the year-to-year changes in operating results:

			Three months ended March 31,
			2008	2007
Maintenance Products Group
Net external sales			$41,691	$45,552
Operating (loss) income			(875)	688
Operating (deficit) margin			(2.1%)	1.5%
Depreciation and amortization			1,798	1,832
Capital expenditures			1,037	979

Total
Net external sales	-	Segment	$41,691	$45,552
		Total	$41,691	$45,552

Operating loss	-	Segment	$(875)	$688
	-	Unallocated corporate	(2,034)	(2,666)
	-	Severance, restructuring and related charges	(138)	(208)
	-	(Loss) gain on sale of assets	(533)	120
		Total	$(3,580)	$(2,066)

Depreciation and amortization	-	Segment	$1,798	$1,832
	-	Unallocated corporate	25	33
		Total	$1,823	$1,865

Capital expenditures	-	Segment	$1,037	$979
	-	Discontinued operations	-	151
		Total	$1,037	$1,130

			March 31,	December 31,
			2008	2007
Total assets	-	Segment	$84,397	$85,124
	-	Other [a]	4,753	8,634
	-	Unallocated corporate	3,204	4,806
		Total	$92,354	$98,564

        [a]  Amounts shown as “Other” represent items associated the assets of the Woods US, Woods Canada, CML, United Kingdom consumer plastics and the Metal Truck Box business units.

(11)  Severance, Restructuring and Related Charges

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

A summary of charges by major initiative is as follows (amounts in thousands):

	Three Months Ended March 31,
	2008	2007

Consolidation of St. Louis manufacturing/distribution facilities	$138	$189
Consolidation of Glit facilities	-	19
Total severance, restructuring and related charges	$138	$208

Consolidation of St. Louis manufacturing/distribution facilities – In 2002, the Company committed to a plan to consolidate the manufacturing and distribution of the four CCP facilities in the St. Louis, Missouri area.  Management believed that in order to implement a more competitive cost structure and combat competitive pricing pressure, the excess capacity at the four plastic molding facilities in this area would need to be eliminated.  This plan was completed by the end of 2003.  Charges were incurred in the three month periods ended March 31, 2008 and 2007 associated with adjustments to the non-cancelable lease accrual at the Hazelwood, Missouri facility due to changes in the subleasing assumptions.  Management believes that no further charges will be incurred for this activity, except for potential adjustments to non-cancelable lease liabilities as actual activity compares to assumptions made.  Following is a rollforward of restructuring liabilities by type for the consolidation of St. Louis manufacturing/distribution facilities (amounts in thousands):

Contract
Termination
Costs
Restructuring liabilities at December 31, 2007	$827
Additions	138
Payments	(70)
Restructuring liabilities at March 31, 2008	$895

Consolidation of Glit facilities – In 2002, the Company approved a plan to consolidate the manufacturing facilities of its Glit business unit in order to implement a more competitive cost structure.  Due to numerous operational issues, including management turnover and a small fire at the Wrens, Georgia facility, the completion of this consolidation was delayed.  In 2007, the Company closed the Washington, Georgia facility and integrated its operations into Wrens, Georgia.  Charges were incurred in the three month period ended March 31, 2007 associated with severance for terminations at the Washington, Georgia facility.  Management believes that no further charges will be incurred for this activity, except for the potential adjustments to non-cancelable lease liabilities as actual activity compares to assumptions made.  Following is a rollforward of restructuring liabilities by type for the consolidation of Glit facilities (amounts in thousands):

Contract
Termination
Costs
Restructuring liabilities at December 31, 2007	$626
Additions	-
Payments	(27)
Restructuring liabilities at March 31, 2008	$599

The table below details activity in restructuring reserves since December 31, 2007 (amounts in thousands):

Contract
Termination
Costs
Restructuring liabilities at December 31, 2007	$1,453
Additions	138
Payments	(97)
Restructuring liabilities at March 31, 2008	$1,494

These charges relate to non-cancelable lease liabilities for abandoned facilities, net of potential sub-lease revenue.  Total maximum potential amount of lease loss, excluding any sub-lease rentals, is $3.1 million as of March 31, 2008.  The Company has included $1.6 million as an offset for sub-lease rentals.  As of March 31, 2008, the Company does not anticipate any significant severance, restructuring and other related charges in the upcoming year.

The table below details activity in restructuring reserves by operating segment since December 31, 2007 (amounts in thousands):

Maintenance
Products
Group
Restructuring liabilities at December 31, 2007	$1,453
Additions	138
Payments	(97)
Restructuring liabilities at March 31, 2008	$1,494

The table below summarizes the future obligations for severance, restructuring and other related charges by operating segment detailed above (amounts in thousands):

Maintenance
Products
Group
2008	$281
2009	274
2010	299
2011	324
2012	83
Thereafter	233
$1,494

(12)  Discontinued Operations

Five of Katy’s operations have been classified as discontinued operations as of and for the three month periods ended March 31, 2008 and 2007 in accordance with SFAS No. 144.

On June 2, 2006, the Company sold certain assets of the Metal Truck Box business unit within the Maintenance Products Group for gross proceeds of approximately $3.6 million, including a $1.2 million note receivable.  These proceeds were used to pay off related portions of the Term Loan and the Revolving Credit Facility.  Management and the board of directors determined that this business was not a core component to the Company’s long-term business strategy.

On November 27, 2006, the Company sold the United Kingdom consumer plastics business unit (excluding the related real estate holdings) for gross proceeds of approximately $3.0 million.  These proceeds were used to pay off related portions of the Term Loan and the Revolving Credit Facility.  For the three month period ended March 31, 2007, the Company incurred a $0.2 million loss as a result of finalizing the working capital adjustment.  Additionally, the transaction on the sale of the real estate holdings was completed during the three month period ended March 31, 2007 for gross proceeds of approximately $6.1 million, and resulted in a gain of $1.9 million.  Management and the board of directors determined that this business was not a core component of the Company’s long-term business strategy.

On June 6, 2007, the Company sold the CML business unit for gross proceeds of approximately $10.6 million, including a receivable of $0.6 million associated with final working capital levels.  These proceeds were used to pay off related portions of the Term Loan and the Revolving Credit Facility.  The Company recorded a gain of $0.1 million for the three month period ended March 31, 2008 in connection with the ultimate collection of the receivable.  Management and the board of directors determined that this business was not a core component of the Company’s long-term business strategy.

On November 30, 2007, the Company sold the Woods US and Woods Canada business units for gross proceeds of approximately $49.8 million, including amounts placed into escrow of $6.8 million.  Management and the board of directors determined that these business units were not a core component of the Company’s long-term business strategy.  These proceeds were used to pay off related portions of the Term Loan and the Revolving Credit Facility.  At December 31, 2007 the Company had approximately $7.7 million being held within escrow, which relates to the filing of a foreign tax certificate and the sale of specific inventory.  At December 31, 2007 the Company had deferred gain recognition of approximately $0.9 million of the escrow receivable as further steps were required to realize those funds.

At March 31, 2008, the Company had approximately $4.0 million being held in escrow, which relates to the sale of specific inventory.  The Company received $3.7 million in the three month period ended March 31, 2008 upon the receipt of a foreign tax certificate.  During the three month period ended March 31, 2008, the Company also recognized $0.5 million in an additional gain on sale of discontinued businesses as further steps associated with the sale of specific inventory required to realize these funds were completed.  As of March 31, 2008, the Company still has approximately $0.4 million of the escrow held as a deferred gain.  The amount currently held in escrow will be paid out upon the resolution of the final working capital adjustment, which management believes will be completed by the end of the second quarter and any potential adjustment will not be material to the final gain recognized on the sale.

The Company did not separately identify the related assets and liabilities of the discontinued business units on the Consolidated Balance Sheets.  Following is a summary of the major asset and liability categories, along with any remaining receivables or payables, for these discontinued operations as of March 31, 2008 and December 31, 2007:

	March 31,	December 31,
	2008	2007

Current assets:
Receivable from disposition	$3,553	$6,799
Other current assets	900	1,235
	$4,453	$8,034

Non-current assets:
Other	$300	$600

Current liabilities:
Accounts payable	$-	$30
Accrued expenses	110	148
	$110	$178

The historical operating results of the discontinued business units have been segregated as discontinued operations on the Consolidated Statements of Operations.  Selected financial data for discontinued operations is summarized as follows (in thousands):

	Three months ended
	March 31,
	2008	2007

Net sales	$-	$49,251
Pre-tax operating loss	$(130)	$(1,757)
Pre-tax gain on sale of discontinued businesses	$543	$1,666

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Restatement of Prior Financial Information

As a result of accounting errors in the Company’s raw material inventory records, management and the Company’s Audit Committee determined on August 6, 2007 that the Company’s previously issued consolidated financial statements for the three month period ended March 31, 2007 should no longer be relied upon.  The Company’s decision to restate its consolidated financial statements was based on facts obtained by management and the results of an independent investigation of the physical raw material inventory counting process at CCP.  These procedures resulted in the identification of the overstatement of raw material inventory when completing the physical inventory.  At the time of the physical inventories, the Company did not have sufficient controls in place to ensure that the accurate physical raw material inventory on hand was properly accounted for and reported in the proper period.  The Company filed on August 17, 2007 an amended Quarterly Report on Form 10-Q/A as of March 31, 2007 in order to restate the consolidated financial statements.  All amounts included in this Quarterly Report for the above period have been properly reflected for the restatement.

Three Months March 31, 2008 versus Three Months Ended March 31, 2007

	2008		2007
	(Amounts in Millions, Except Per Share Data)

	$	% to Sales	$	% to Sales

Net sales	$41.7	100.0	$45.6	100.0
Cost of goods sold	37.9	90.8	40.0	87.7
Gross profit	3.8	9.2	5.6	12.3
Selling, general and administrative expenses	6.8	16.2	7.6	16.6
Severance, restructuring and related charges	0.1	0.3	0.2	0.5
Loss (gain) on sale of assets	0.5	1.3	(0.1)	(0.3)
Operating loss	(3.6)	(8.6)	(2.1)	(4.5)

Interest expense	(0.5)		(1.2)
Other, net	-		0.1

Loss from continuing operations before benefit from (provision for)
income taxes	(4.1)		(3.2)
Benefit from (provision for) income taxes from continuing operations	0.4		(0.1)

Loss from continuing operations	(3.7)		(3.3)
Loss from operations of discontinued businesses (net of tax)	(0.2)		(2.2)
Gain on sale of discontinued businesses (net of tax)	0.5		1.7

Net loss	$(3.4)		$(3.8)

Loss per share of common stock - basic and diluted:

Loss from continuing operations	$(0.47)		$(0.42)
Discontinued operations	0.04		(0.06)
Net loss	$(0.43)		$(0.48)

        Net sales from our only reporting segment, the Maintenance Products Group, decreased from $45.6 million during the three month period ended March 31, 2007 to $41.7 million during the three month period ended March 31, 2008, a decrease of 8.5%.  Overall, this decline was due to lower volume as activity within the business units selling into the janitorial and food service markets as well as the building industry activity were the primary reasons for the volume shortfall for the three month period ended March 31, 2008.

Gross margins were 9.2% in the three month period ended March 31, 2008, a decrease of 3.1 percentage points from the three month period ended March 31, 2007.  Margins were adversely impacted by the above lower volume at several of our business units as well as an unfavorable variance in our LIFO adjustment of $0.6 million primarily resulting from the increase in resin prices.  Selling, general and administrative expenses (“SG&A”) as a percentage of sales were 16.2% for the three month period ended March 31, 2008 which is lower than 16.6% for the three month period ended March 31, 2007 as a result of lower requirements under the Company’s incentive compensation program as well as various cost improvements.

Severance, Restructuring and Related Charges

Operating results for the three month period ended March 31, 2008 were impacted by severance, restructuring and related charges of $0.1 million.  Charges related to changes in lease assumptions for the Hazelwood abandoned facility.  Operating results for the three month period ended March 31, 2007 were impacted by severance, restructuring and related charges of $0.2 million.  First quarter of 2007 charges related to changes in lease assumptions for the Hazelwood abandoned facility as well as severance charges with the closure of the Washington, Georgia facility.

Other

Interest expense decreased by $0.7 million during the three month period ended March 31, 2008 versus the three month period ended March 31, 2007 partially as a result of $0.3 million of debt issuance costs being written off from the reduction in the Revolving Credit Facility on March 8, 2007, and partially as a result of lower average borrowings and interest rates.  The benefit from income taxes for the three month period ended March 31, 2008 reflects a benefit of $0.1 million which offsets a tax provision reflected under discontinued operations for domestic income taxes.  The benefit from income taxes for the three month periods ended March 31, 2008 also reflects FIN No. 48 benefits of $0.3 million.

With the sale of the Metal Truck Box, U.K. consumer plastics, CML, Woods US, and Woods Canada business units over the past two years, all activity associated with these units is classified as discontinued operations.  Loss from operations, net of tax, for these business units was approximately $0.2 million for the three month period ended March 31, 2008 compared to $2.2 million for the three month period ended March 31, 2007.  Gain on sale of discontinued businesses for the three month period ended March 31, 2008 includes a gain of $0.5 million recorded for the finalization and receipt of the working capital adjustments associated with the CML business unit, as well as partial recognition of the deferred gain from the sales of the Woods US and Woods Canada business units.  Gain on sale of discontinued businesses for the three month period ended March 31, 2007 includes gains (losses) related to the U.K. consumer plastics business unit of $1.9 million for the sale of the real estate assets and ($0.2) million as a result of finalizing the working capital adjustment.

Overall, we reported a net loss of ($3.4) million [($0.43) per share] for the three month period ended March 31, 2008, versus a net loss of ($3.8) million [($0.48) per share] in the same period of 2007.

LIQUIDITY AND CAPITAL RESOURCES

We require funding for working capital needs and capital expenditures.  We believe that our cash flow from operations and the use of available borrowings under the Bank of America Credit Agreement (as defined below) provide sufficient liquidity for our operations going forward.  As of March 31, 2008, we had cash and cash equivalents of $0.6 million versus cash and cash equivalents of $2.0 million at December 31, 2007.  Also as of March 31, 2008, we had outstanding borrowings of $16.0 million [33% of total capitalization], under the Bank of America Credit Agreement with unused borrowing availability on the Revolving Credit Facility of $11.5 million after the $5.0 million minimum availability requirement.  As of December 31, 2007, we had outstanding borrowings of $13.5 million [27% of total capitalization] with unused borrowing availability of $11.0 million after the $5.0 million minimum availability requirement.  We used cash flow in operations of $5.2 million during the three month period ended March 31, 2008 versus $4.8 million during the three month period ended March 31, 2007.  Cash flow from operations for the first three months of 2008 was comparable to 2007 for both operating earnings and working capital requirements.

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

Bank of America Credit Agreement

On November 30, 2007, the Company entered into the Second Amended and Restated Credit Agreement with Bank of America (the “Bank of America Credit Agreement”).  The Bank of America Credit Agreement is a $50.6 million credit facility with a $10.6 million term loan (“Term Loan”) and a $40.0 million revolving loan (“Revolving Credit Facility”), including a $10.0 million sub-limit for letters of credit.  The Bank of America Credit Agreement replaces the previous credit agreement (“Previous Credit Agreement”) as originally entered into on April 20, 2004.  The Bank of America Credit Agreement is an asset-based lending agreement and only involves one bank compared to a syndicate of four banks under the Previous Credit Agreement.

The Revolving Credit Facility has an expiration date of November 30, 2010 and its borrowing base is determined by eligible inventory and accounts receivable, amounting to $27.8 million at March 31, 2008.  The Company’s borrowing base under the Bank of America Credit Agreement is reduced by the outstanding amount of standby and commercial letters of credit.  All extensions of credit under the Bank of America Credit Agreement are collateralized by a first priority security interest in and lien upon the capital stock of each material domestic subsidiary of the Company (65% of the capital stock of certain foreign subsidiaries of the Company), and all present and future assets and properties of the Company.

The Company’s Term Loan balance immediately prior to the Bank of America Credit Agreement was $10.0 million.  The annual amortization on the new Term Loan, paid quarterly, is $1.5 million with final payment due November 30, 2010.  The Term Loan is collateralized by the Company’s property, plant and equipment.

The Bank of America Credit Agreement requires the Company to maintain a minimum level of availability such that its eligible collateral must exceed the sum of its outstanding borrowings under the Revolving Credit Facility and letters of credit by at least $5.0 million.  The Company’s borrowing base under the Bank of America Credit Agreement is reduced by the outstanding amount of standby and commercial letters of credit.  Vendors, financial institutions and other parties with whom the Company conducts business may require letters of credit in the future that either (1) do not exist today or (2) would be at higher amounts than those that exist today.  Currently, the Company’s largest letters of credit relate to our casualty insurance programs.  At March 31, 2008, total outstanding letters of credit were $5.5 million.

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

On April 20, 2004, the Company completed its Previous Credit Agreement which was a $93.0 million facility with a $13.0 million Term Loan and an $80.0 million Revolving Credit Facility.  The Previous Credit Agreement was amended eight times from April 20, 2004 to March 8, 2007 due to various reasons such as declining profitability and timing of certain restructuring payments.  The amendments adjusted certain financial covenants such that the fixed charge coverage ratio and consolidated leverage ratio were eliminated and a minimum availability level was set.  In addition, the Company was limited on maximum allowable capital expenditures and was required to pay interest at the highest level of interest rate margins set in the Previous Credit Agreement.  On March 8, 2007, the Company also reduced its revolving credit facility from $90.0 million to $80.0 million.

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

All of the debt under the Bank of America Credit Agreement is re-priced to current rates at frequent intervals.  Therefore, its fair value approximates its carrying value at March 31, 2008.  For the three month periods ended March 31, 2008 and 2007, the Company had amortization of debt issuance costs, included within interest expense, of $0.1 million and $0.6 million, respectively.  Included in amortization of debt issuance costs for the three month period ended March 31, 2007 is approximately $0.3 million written off due to the reduction in the Revolving Credit Facility on March 8, 2007.  The Company incurred $0.1 million associated with entering into the Bank of America Credit Agreement, as discussed above, for the three month period ended March 31, 2007.

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

Contractual and Commercial Obligations

We have contractual obligations associated with our debt, operating lease agreements, severance and restructuring, and other obligations.  Our obligations as of March 31, 2008, are summarized below (in thousands of dollars):

Contractual Cash Obligations	Total	Due in less than 1 year	Due in 1-3 years	Due in 3-5 years	Due after 5 years
Revolving Credit Facility [a]	$5,794	$5,794	$-	$-	$-
Term Loan	10,201	1,500	8,701	-	-
Interest on debt [b]	1,978	808	1,170	-	-
Operating leases [c]	10,900	5,423	4,221	976	280
Severance and restructuring [c]	577	79	274	153	71
Postretirement benefits [d]	4,507	456	1,239	817	1,995
Total Contractual Obligations	$33,957	$14,060	$15,605	$1,946	$2,346

Other Commercial Commitments	Total	Due in less than 1 year	Due in 1-3 years	Due in 3-5 years	Due after 5 years
Commercial letters of credit	$391	$391	$-	$-	$-
Stand-by letters of credit	5,099	5,099	-	-	-
Total Commercial Commitments	$5,490	$5,490	$-	$-	$-

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

[c] Future non-cancelable lease rentals are included in the line entitled “Operating leases,” which represent obligations associated with restructuring activities.  The line entitled “Severance and restructuring” represents the remaining obligations associated with restructuring activities, net of the future non-cancelable lease rentals.  The Condensed Consolidated Balance Sheet at March 31, 2008 includes $1.5 million in discounted liabilities associated with non-cancelable operating lease rentals, net of estimated sub-lease revenues, related to facilities that have been abandoned as a result of restructuring and consolidation activities.

[d] Benefits consist of postretirement medical obligations to retirees of former subsidiaries of Katy, as well as deferred compensation plan liabilities to former officers of the Company.

The amounts presented in the table above may not necessarily reflect the actual future cash funding requirements of the Company because the actual timing of the future payments made may vary from the stated contractual obligation.  In addition, due to the uncertainty with respect to the timing of future cash flows associated with the Company’s unrecognized tax benefits at March 31, 2008, the Company is unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authority.  Therefore, $1.8 million of unrecognized tax benefits have been excluded from the contractual obligations table above.  See Note 8 to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion on income taxes.

Off-balance Sheet Arrangements

As of March 31, 2008, the Company had no off-balance sheet arrangements.

Cash Flow

Liquidity was impacted during the three month period ended March 31, 2008 as a result of funds used for working capital requirements, capital expenditures and reduction of debt levels, which offsets the proceeds from the sale of discontinued businesses.  We used $5.2 million of operating cash compared to $4.8 million during the three month period ended March 31, 2007.  Debt obligations at March 31, 2008 increased by $2.5 million from December 31, 2007 primarily due to the operating cash performance noted above as well as the proceeds from the sale of discontinued businesses offsetting our capital expenditures.

Operating Activities

Cash used in operating activities before changes in operating assets and discontinued operations was $1.2 million in the first three months of 2008 versus $1.0 million in the same period of 2007.  While we reported a net loss in both periods, these amounts included many non-cash items such as depreciation and amortization, the write-off and amortization of debt issuance costs, non-cash stock compensation expense, and loss or gain on the sale of assets.  We used $3.6 million of cash related to operating assets and liabilities in the first three months of 2008 compared to $3.7 million in 2007.  During the first quarter of 2008, we were turning our inventory at 5.9 times per year versus 7.7 times per year during the first quarter of 2007.

Investing Activities

Capital expenditures from continuing operations totaled $1.0 million in the first three months of 2008 as compared to $1.0 million in the same period of 2007.  In the first three months of 2008, we collected proceeds from receivables from the sales of the CML, Woods US and Woods Canada business units for $4.4 million.  In the first three months of 2007, we sold the real estate assets of the United Kingdom consumer plastics business unit for $6.1 million.  In 2007, proceeds from dispositions were reduced by capital expenditures of $0.1 million made by these businesses.

Financing Activities

Cash flows from financing activities in the first three months of 2008 reflect the increase in our debt levels as cash used in operations and capital expenditures exceeded proceeds from the sale of businesses.  In 2007, the reduction of our debt obligations was a result of proceeds from the sale of businesses exceeding the requirements from investing activities.  Overall, debt increased $2.5 million during the three month period ended March 31, 2008 versus a decrease of $2.4 million during the three month period ended March 31, 2007.  Direct debt costs, primarily associated with the debt modifications, totaled $0.1 million in 2007.

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

A summary of charges by major initiative is as follows:

	Three Months Ended March 31,
	2008	2007
Consolidation of St. Louis manufacturing/distribution facilities	$138	$189
Consolidation of Glit facilities	-	19
Total severance, restructuring and related charges	$138	$208

A rollforward of all restructuring reserves since December 31, 2007 is as follows:

Contract
Termination
Costs
Restructuring liabilities at December 31, 2007	$1,453
Additions	138
Payments	(97)
Restructuring liabilities at March 31, 2008	$1,494

These charges relate to non-cancelable lease liabilities for abandoned facilities, net of potential sub-lease revenue.  Total maximum potential amount of lease loss, excluding any sub-lease rentals, is $3.1 million as of March 31, 2008.  The Company has included $1.6 million as an offset for sub-lease rentals.  As of March 31, 2008, the Company does not anticipate any significant severance, restructuring and other related charges in the upcoming year.

Since 2001, the Company has been focused on a number of restructuring and cost reduction initiatives, resulting in severance, restructuring and related charges.  With these changes, we anticipated cost savings from reduced headcount, higher utilized facilities and divested non-core operations.  However, anticipated cost savings have been impacted from such factors as material price increases, competitive markets and inefficiencies incurred from consolidation of facilities.  See Note 11 to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion of severance, restructuring and related charges.

OUTLOOK FOR 2008

We experienced lower volume performance during 2007 in nearly all of the Maintenance Products Group business units.  This lower volume has continued into 2008 due to the activity in various markets.  This lower volume has been partially offset by the impact of price increases made over the past two years.  Given the steady increase of resin and other raw materials pricing in the last six months of 2007 and first three months of 2008, we anticipate pricing levels to increase in 2008 to offset the impact of this cost increase.  We believe the Company will have volume improvements in most of our business units in 2008 during the latter half, subject to the economy and its impact.

We believe that most of the significant quality, shipping and production issues present at our Glit business unit over the past few years have been resolved.  The Glit business unit improved its quality level and has executed the consolidation of the Pineville, North Carolina and Washington, Georgia operations into the Wrens, Georgia facility over the past two years.  However, our operating results of Glit will be highly dependent on the overall volume within the business unit and the unit’s ability to improve productivity, and maintain the quality, shipping and production improvements referenced above.

Cost of goods sold is subject to variability in the prices for certain raw materials, most significantly thermoplastic resins used in the manufacture of plastic products for the Continental, Container and Contico businesses.  After a steady increase in 2005, prices of plastic resins, such as polyethylene and polypropylene, remained relatively stable on average in 2006 and the first half of 2007; however, prices did increase steadily over the last six months of 2007 and first three months of 2008.  Management has observed that the prices of plastic resins are driven to an extent by prices for crude oil and natural gas, in addition to other factors specific to the supply and demand of the resins themselves.  Prices for corrugated packaging material and other raw materials have also accelerated over the past few years.  We have not employed an active hedging program related to our commodity price risk, but are employing other strategies for managing this risk, including contracting for a certain percentage of resin needs through supply agreements and opportunistic spot purchases.  We have experienced cost increases within the past few years in the prices of primary raw materials used in our products and inflation in other costs such as packaging materials, utilities and freight.  In a climate of rising raw material costs, we have experienced difficulty in raising prices to shift these higher costs to our consumer customers for our plastic products.  Our future earnings may be negatively impacted to the extent further increases in costs for raw materials cannot be recovered or offset through higher selling prices.  We cannot predict the direction our raw material prices will take beyond 2008.

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

Given our history of operating losses, along with guidance provided by the accounting literature covering accounting for income taxes, we are unable to conclude it is more likely than not that we will be able to generate future taxable income sufficient to realize the benefits of domestic deferred tax assets carried on our books.  Therefore, except for our profitable foreign subsidiary, Glit/Gemtex, Ltd., a full valuation allowance on the net deferred tax asset position was recorded at March 31, 2008 and December 31, 2007, and we do not expect to record the benefit of any deferred tax assets that may be generated in 2008.  We will continue to record current expense, within continuing and discontinued operations, associated with foreign and state income taxes.

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

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995

This report and the information incorporated by reference in this report contain various “forward-looking statements” as defined in Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act of 1934, as amended.  The forward-looking statements are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management.  We have based these forward-looking statements on current expectations and projections about future events and trends affecting the financial condition of our business.  These forward-looking statements are subject to risks and uncertainties that may lead to results that differ materially from those expressed in any forward-looking statement made by us or on our behalf, including, among other things:

-	Increases in the cost of, or in some cases continuation of, the current price levels of thermoplastic resins, paper board packaging, and other raw materials.

-	Our inability to reduce product costs, including manufacturing, sourcing, freight, and other product costs.

-	Our inability to reduce administrative costs through consolidation of functions and systems improvements.

-	Our inability to protect our intellectual property rights adequately.

-	Our inability to reduce our raw materials costs.

-	Our inability to grow our revenue.

-	Our inability to achieve product price increases, especially as they relate to potentially higher raw material costs.

-	Competition from foreign competitors.

-	The potential impact of rising interest rates on our LIBOR-based Bank of America Credit Agreement.

-	Our inability to meet covenants associated with the Bank of America Credit Agreement.

-	Our failure to identify, and promptly and effectively remediate, any material weaknesses or significant deficiencies in our internal controls over financial reporting.

-	The potential impact of rising costs for insurance for properties and various forms of liabilities.

-	The potential impact of changes in foreign currency exchange rates related to our foreign operations.

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

CRITICAL ACCOUNTING POLICIES

        We disclosed details regarding certain of our critical accounting policies in the Management’s Discussion and Analysis section of our Annual Report on Form 10-K for the year ended December 31, 2007 (Part II, Item 7).  There have been no changes to policies as of March 31, 2008.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

        Our exposure to market risk associated with changes in interest rates relates primarily to our debt obligations.  Accordingly, effective August 17, 2005, we entered into a two-year interest rate swap agreement on a notional amount of $25.0 million in the first year and $15.0 million in the second year.  The interest rate swap expired on August 17, 2007.  As a result of the current changing interest rate environment and the increase in the interest rate margins on our borrowings as a result of the Bank of America Credit Agreement, our exposures to interest rate risks could be material to our financial position or results of operations.  A 1% increase in the interest rate of the Bank of America Credit Agreement would increase our annual interest expense by approximately $0.1 million.

Foreign Exchange Risk

        We are exposed to fluctuations in the Canadian dollar.  In addition, we make significant U.S. dollar purchases from suppliers in Honduras, Pakistan, China, Taiwan, and the Philippines.  An adverse change in foreign currency exchange rates of these countries could result in an increase in the cost of purchases.  We do not currently hedge foreign currency transaction or translation exposures.  Our net investment in foreign subsidiaries translated into U.S. dollars at March 31, 2008 is $3.4 million.  A 10% change in foreign currency exchange rates would amount to $0.3 million change in our net investment in foreign subsidiaries at March 31, 2008.

Commodity Price Risk

        We have not employed an active hedging program related to our commodity price risk, but are employing other strategies for managing this risk, including contracting for a certain percentage of resin needs through supply agreements and opportunistic spot purchases. See Management’s Discussion and Analysis of Financial Condition and Results of Operations – Outlook for 2008 in Part I, Item 2 of this Quarterly Report on Form 10-Q, for further discussion of our exposure to increasing raw material costs.

Item 4T.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings with the Securities and Exchange Commission (“SEC”) is reported within the time periods specified in the SEC's rules, regulations and related forms, and that such information is accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Katy carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (pursuant to Rule 13a-15(e) under the Exchange Act) as of the end of the period of our report.  Based upon that evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

There have been no changes in Katy’s internal control over financial reporting during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, Katy’s internal control over financial reporting.

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

Item 1A.  RISK FACTORS

We are affected by risks specific to us as well as factors that affect all businesses operating in a global market.  The significant factors known to us that could materially adversely affect our business, financial condition, or operating results are described in Part I, Item 1A of our Annual Report on Form 10-K, filed on March 14, 2008.  There has been no material change in those risk factors.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On December 5, 2005, the Company announced the resumption of a plan to repurchase $1.0 million in shares of its common stock.  During the three month periods ended March 31, 2008 and 2007, the Company purchased zero and 1,300 shares, respectively, of common stock on the open market for zero and $3 thousand, respectively.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5.  OTHER INFORMATION

None.

Item 6.  EXHIBITS

Exhibit Number	Exhibit Title

10.1	Employment Agreement dated as of April 21, 2008 between the Company and David J. Feldman.	*
10.2	Katy Industries, Inc. 2008 Chief Executive Officer's Plan.	*
31.1	CEO Certification pursuant to Securities Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*
31.2	CFO Certification pursuant to Securities Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*
32.1	CEO Certification required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	* #
32.2	CFO Certification required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	* #

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

KATY INDUSTRIES, INC.
Registrant

DATE: May 13, 2008                                                                                                                            By /s/ David J. Feldman
                              David J. Feldman
                              President and Chief Executive Officer

                            By /s/ Amir Rosenthal
                              Amir Rosenthal
                              Vice President, Chief Financial Officer,
                              General Counsel and Secretary