Form 10-K/A
KATY INDUSTRIES INC
filed 2008-06-16
CIK 54681

United States
Securities and Exchange Commission
Washington, D.C.  20549

FORM 10-K/A
Amendment No. 1

[X]Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the fiscal year ended:  December 31, 2007
OR
[  ]Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission file number 1-5558

Katy Industries, Inc.
(Exact name of registrant as specified in its charter)

Delaware                                                                                              75-1277589
(State or other jurisdiction of                                                              (IRS Employer Identification No.)
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
                                                                            Common Stock, $1.00 par value                                               OTC Bulletin Board
                                                                            Common Stock Purchase Rights

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
YES __  NO  X
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
YES __  NO  X
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

Large accelerated filer ___                                             Accelerated filer ___                                             Non-accelerated filer ___                                                 Smaller reporting company    X
                                                                           (Do not check if a smaller reporting company)

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

DOCUMENTS INCORPORATED BY REFERENCE
Proxy Statement for the 2008 annual meeting – Part III.

EXPLANATORY NOTE

Katy Industries, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A to its Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (the “Form 10-K”) as originally filed with the Securities and Exchange Commission on March 14, 2008 (the “Original Filing”).  The purpose of the amendment is to correct certain language within the certifications of the Company’s principal executive officer and principal financial officer required by Rule 13a-14.

This Amendment does not reflect events occurring after the date of the Original Filing or modify or update any disclosures that may have been affected by subsequent events.  Except as described above, all other information included in the Original Filing remains unchanged.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  June 16, 2008                                                                                                                                          KATY INDUSTRIES, INC.
                                                                    Registrant

/S/ David J. Feldman
       David J. Feldman
  President and Chief Executive Officer

        /S/ Amir Rosenthal
                                                                                                                     Amir Rosenthal
Vice President, Chief Financial Officer,
General Counsel and Secretary

Exhibit 31.1

CERTIFICATION PURSUANT TO
RULE 13A-14 OF THE SECURITIES EXCHANGE ACT OF 1934,
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, David J. Feldman, certify that:

1.	I have reviewed this Amendment No. 1 to the Annual Report on Form 10-K of Katy Industries, Inc. (the “registrant”) for the year ended December 31, 2007;

2.
Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	[Intentionally omitted];

4.
The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)
Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)
Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)
Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)
Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s control over financial reporting; and

5.
The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)
All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: June 16, 2008	By: /s/ David J. Feldman David J. Feldman Chief Executive Officer

Exhibit 31.2

CERTIFICATION PURSUANT TO
RULE 13A-14 OF THE SECURITIES EXCHANGE ACT OF 1934,
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Amir Rosenthal, certify that:

1.	I have reviewed this Amendment No. 1 to the Annual Report on Form 10-K of Katy Industries, Inc. (the “registrant”) for the year ended December 31, 2007;

2.
Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	[Intentionally omitted];

4.
The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)
Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)
Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)
Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)
Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s control over financial reporting; and

5.
The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)
All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: June 16, 2008	By: /s/ Amir Rosenthal Amir Rosenthal Chief Financial Officer