Form 10-Q
period 2008-11-05
KATY INDUSTRIES INC
filed 2008-11-05
CIK 54681

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

[  x ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 2008

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class	Outstanding at October 31, 2008
Common Stock, $1 Par Value	7,951,176 Shares

KATY INDUSTRIES, INC.
FORM 10-Q
September 30, 2008

index

PART I  FINANCIAL INFORMATION

Item 1.  Financial Statements

KATY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2008 (UNAUDITED) AND DECEMBER 31, 2007
 (Amounts in Thousands)

ASSETS

	September 30,	December 31,
	2008	2007
CURRENT ASSETS:

Cash and cash equivalents	$928	$2,015
Accounts receivable, net	20,589	18,077
Inventories, net	22,994	26,160
Receivable from disposition	190	6,799
Other current assets	2,290	2,520

Total current assets	46,991	55,571

OTHER ASSETS:

Goodwill	665	665
Intangibles, net	4,562	4,853
Other	2,045	3,470

Total other assets	7,272	8,988

PROPERTY AND EQUIPMENT
Land and improvements	336	336
Buildings and improvements	9,419	9,666
Machinery and equipment	97,472	96,650

	107,227	106,652
Less - Accumulated depreciation	(74,872)	(72,647)

Property and equipment, net	32,355	34,005

Total assets	$86,618	$98,564

See Notes to Condensed Consolidated Financial Statements.

index

KATY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2008 (UNAUDITED) AND DECEMBER 31, 2007
 (Amounts in Thousands, Except Share Data)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	September 30,	December 31,
	2008	2007
CURRENT LIABILITIES:

Accounts payable	$16,632	$14,995
Accrued compensation	2,963	2,629
Accrued expenses	21,397	22,325
Current maturities of long-term debt	1,500	1,500
Revolving credit agreement	6,629	2,853

Total current liabilities	49,121	44,302

LONG-TERM DEBT, less current maturities	7,384	9,100

OTHER LIABILITIES	6,650	8,706

Total liabilities	63,155	62,108

COMMITMENTS AND CONTINGENCIES (Note 8)	0	0

STOCKHOLDERS’ EQUITY
15% Convertible preferred stock, $100 par value, authorized
1,200,000 shares, issued and outstanding 1,131,551 shares,
liquidation value $113,155	108,256	108,256
Common stock, $1 par value, authorized 35,000,000 shares,
issued 9,822,304 shares	9,822	9,822
Additional paid-in capital	27,147	27,338
Accumulated other comprehensive loss	(1,351)	(1,112)
Accumulated deficit	(98,517)	(85,915)
Treasury stock, at cost, 1,871,128 shares	(21,894)	(21,933)

Total stockholders' equity	23,463	36,456

Total liabilities and stockholders' equity	$86,618	$98,564

See Notes to Condensed Consolidated Financial Statements.

index

KATY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Amounts in Thousands, Except Per Share Data)
(Unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007

Net sales	$44,364	$49,208	$131,189	$144,732
Cost of goods sold	41,494	43,669	122,025	126,957
Gross profit	2,870	5,539	9,164	17,775
Selling, general and administrative expenses	7,603	6,611	22,370	20,982
Severance, restructuring and related charges	-	46	(410)	2,656
Loss (gain) on sale of assets	28	(44)	762	1,527
Operating loss	(4,761)	(1,074)	(13,558)	(7,390)
Interest expense	(394)	(1,051)	(1,297)	(3,165)
Other, net	18	(230)	34	(128)

Loss from continuing operations before benefit from
(provision for) income taxes	(5,137)	(2,355)	(14,821)	(10,683)
Benefit from (provision for) income taxes from
continuing operations	65	(19)	1,222	(651)

Loss from continuing operations	(5,072)	(2,374)	(13,599)	(11,334)
(Loss) income from operations of discontinued businesses
(net of tax)	(71)	1,564	(738)	(264)
Gain on sale of discontinued businesses (net of tax)	190	-	1,735	8,817

Net loss	$(4,953)	$(810)	$(12,602)	$(2,781)

Loss per share of common stock - Basic and diluted:
Loss from continuing operations	$(0.64)	$(0.30)	$(1.71)	$(1.43)
Discontinued operations	0.02	0.20	0.13	1.08
Net loss	$(0.62)	$(0.10)	$(1.58)	$(0.35)

Weighted average common shares outstanding:
Basic and diluted	7,951	7,951	7,951	7,951

See Notes to Condensed Consolidated Financial Statements.

index

KATY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Amounts in Thousands)
(Unaudited)

	2008	2007
Cash flows from operating activities:
Net loss	$(12,602)	$(2,781)
Income from operations of discontinued business	(997)	(8,553)
Loss from continuing operations	(13,599)	(11,334)
Depreciation and amortization	6,209	5,492
Write-off and amortization of debt issuance costs	286	1,194
Write-off of assets due to lease termination	-	751
Stock option (income) expense	(152)	220
Loss on sale of assets	762	1,527
Deferred income taxes	-	(94)
	(6,494)	(2,244)
Changes in operating assets and liabilities:
Accounts receivable	(2,577)	(3,557)
Inventories	3,037	(3,064)
Other assets	181	(584)
Accounts payable	2,835	3,190
Accrued expenses	(440)	(1,467)
Other, net	(1,550)	2,330
	1,486	(3,152)

Net cash used in continuing operations	(5,008)	(5,396)
Net cash used in discontinued operations	(897)	(5,648)
Net cash used in operating activities	(5,905)	(11,044)

Cash flows from investing activities:
Capital expenditures of continuing operations	(5,122)	(2,811)
Proceeds from sale of assets	99	246

Net cash used in continuing operations	(5,023)	(2,565)
Net cash provided by discontinued operations	8,979	15,556
Net cash provided by investing activities	3,956	12,991

Cash flows from financing activities:
Net borrowings (repayments) on revolving loans	3,776	(1,903)
Decrease in book overdraft	(1,118)	(1,646)
Repayments of term loans	(1,716)	(2,574)
Direct costs associated with debt facilities	-	(130)
Repurchases of common stock	-	(3)

Net cash provided by (used in) continuing operations	942	(6,256)
Net cash used in discontinued operations	-	(779)
Net cash provided by (used in) financing activities	942	(7,035)

Effect of exchange rate changes on cash and cash equivalents	(80)	(133)
Net decrease in cash and cash equivalents	(1,087)	(5,221)
Cash and cash equivalents, beginning of period	2,015	7,392
Cash and cash equivalents, end of period	$928	$2,171

See Notes to Condensed Consolidated Financial Statements.

index

KATY INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(Unaudited)

(1)  Significant Accounting Policies

Consolidation Policy and Basis of Presentation
The condensed consolidated financial statements include the accounts of Katy Industries, Inc. and subsidiaries in which it has a greater than 50% interest, collectively “Katy” or the “Company”.  All significant intercompany accounts, profits and transactions have been eliminated in consolidation.  Investments in affiliates which do not meet the criteria of a variable interest entity, and which are not majority owned but with respect to which the Company exercises significant influence, are reported using the equity method.  The condensed consolidated financial statements at September 30, 2008 and December 31, 2007 and for the three and nine month periods ended September 30, 2008 and 2007 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial condition and results of operations of the Company.  Interim results may not be indicative of results to be realized for the entire year.  The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.  The condensed consolidated balance sheets as of December 31, 2007 were derived from audited financial statements, but do not include all disclosures required by accounting principles generally accepted in the United States (“GAAP”).

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

Inventories
The components of inventories are as follows (amounts in thousands):

	September 30,	December 31,
	2008	2007

Raw materials	$14,103	$17,022
Work in process	926	763
Finished goods	15,160	13,762
Inventory reserves	(1,177)	(1,376)
LIFO reserve	(6,018)	(4,011)
	$22,994	$26,160

At September 30, 2008 and December 31, 2007, approximately 58% and 62%, respectively, of Katy’s inventories were accounted for using the last-in, first-out (“LIFO”) method of costing, while the remaining inventories were accounted for using the first-in, first-out (“FIFO”) method.  Current cost, as determined using the FIFO method, exceeded LIFO cost by $6.0 million and $4.0 million at September 30, 2008 and December 31, 2007, respectively.

Property, Plant and Equipment
Property and equipment are stated at cost and depreciated over their estimated useful lives: buildings (10-40 years) using the straight-line method; machinery and equipment (3-20 years) using the straight-line method; tooling (5 years) using the straight-line method; and leasehold improvements using the straight-line method over the remaining lease period or useful life, if shorter.  Costs for repair and maintenance of machinery and equipment are expensed as incurred, unless the result significantly increases the useful life or functionality of the asset, in which case capitalization is considered.  Depreciation expense from continuing operations was $2.0 million and $5.8 million, and $1.6 million and $5.1 million for the three and nine month periods ended September 30, 2008 and 2007, respectively.

index

With leases expiring on December 31, 2008 for our largest facility in Bridgeton, Missouri, the Company has entered into a new lease arrangement which will utilize significantly less square footage in order to improve the overhead cost structure.  As a result, the Company anticipates incurring approximately $1.5 million in the non-cash write off of fixed assets for assets expected to be sold or abandoned in 2008 as well as approximately $0.6 million in the non-cash write off of abandoned leasehold improvements.  For the three and nine month periods ended September 30, 2008, the Company recognized a $28 thousand and $0.7 million loss on the sale of fixed assets, respectively, and $0.1 million and $0.7 million in accelerated depreciation, respectively, associated with the sale or abandonment of fixed assets.  For the abandoned leasehold improvements, $0.3 million in accelerated depreciation was recorded in the three and nine month periods ended September 30, 2008.

Stock Options and Other Stock Awards
On January 1, 2006, the Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 123R, Share-Based Payment (“SFAS No. 123R”) using the modified prospective method.  Under this method, compensation cost recognized during the three and nine month periods ended September 30, 2008 and 2007 includes: a) compensation cost for all stock options granted prior to, but not yet vested as of January 1, 2006, and granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with SFAS No. 123R amortized over the options’ vesting period and b) compensation cost for outstanding stock appreciation rights (“SARs”) based on the September 30 fair value estimated in accordance with SFAS No. 123R.

Compensation expense (income) is included in selling, general and administrative expense in the Condensed Consolidated Statements of Operations.  The components of compensation expense (income) are as follows (amounts in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007

Stock option expense (income)	$106	$49	$(152)	$220
Stock appreciation right (income) expense	(106)	134	(58)	(264)
	$-	$183	$(210)	$(44)

For the nine month period ended September 30, 2008, stock option income resulted from the reversal of compensation expense recognized on the cancellation of unvested stock options previously held by the Company’s former President and Chief Executive Officer.

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

The fair value for stock appreciation rights, a liability award, was estimated at September 30, 2008 and 2007 using a Black-Scholes option pricing model.  The Company estimated the expected term by averaging the minimum and maximum lives expected for each award.  In addition, the Company estimated volatility by considering its historical stock volatility over a term comparable to the remaining expected life of each award.  The risk-free interest rate was the current yield available on U.S. treasury rates with issues with a remaining term equal in term to each award.  The Company estimates forfeitures using historical results.  The Company’s estimates of forfeitures will be adjusted over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from their estimate.  The assumptions for expected term, volatility and risk-free rate are presented in the table below:

	September 30,	September 30,
	2008	2007

Expected term (years)	2.7 - 4.9	3.0 - 4.8
Volatility	106.7% - 137.7%	68.2% - 77.2%
Risk-free interest rate	2.2% - 3.1%	3.4% - 4.1%

index

Comprehensive Loss
The components of comprehensive loss are as follows (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net loss	$(4,953)	$(810)	$(12,602)	$(2,781)
Foreign currency translation (losses) gains	(107)	310	(239)	(1,834)
Other	-	(15)	-	(75)
	(107)	295	(239)	(1,909)
Comprehensive loss	$(5,060)	$(515)	$(12,841)	$(4,690)

(2)  New Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141R”).  SFAS No. 141R establishes principles and requirements for how an acquirer in a business combination (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, (b) recognizes and measures the goodwill acquired in a business combination or a gain from a bargain purchase, and (c) determines what information to disclose to enable users of financial statements to evaluate the nature and financial effects of the business combination.  SFAS No. 141R will be applied prospectively to business combinations that have an acquisition date on or after January 1, 2009.  The provisions of SFAS No. 141R will not impact the Company’s consolidated financial statements for prior periods.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”).  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurements.  This standard does not require any new fair value measurements but provides guidance in determining fair value measurements presently used in the preparation of financial statements.  In October 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FSP No. 157-3”).  FSP No. 157-3 clarifies the application of SFAS No. 157 in an inactive market and illustrates how an entity would determine fair value when the market for a financial asset is not active.  For the Company, SFAS No. 157 was originally effective January 1, 2008; however, the effective date of SFAS No. 157 has been deferred for one year and will be effective for the Company January 1, 2009.  The Company is assessing the impact this statement may have on its future financial statements.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133 (“SFAS No. 161”).  SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand the effects of the derivative instruments on an entity’s financial position, operating results and cash flows.  For the Company, SFAS No. 161 is effective January 1, 2009.  The Company does not expect the adoption of SFAS No. 161 to have a material effect on its consolidated financial statements.

index

In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP No. 142-3”).  FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets.  For the Company, FSP No. 142-3 is effective January 1, 2009.  The Company is currently evaluating the impact this statement may have on its future financial statements.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”).  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy).  SFAS No. 162 will become effective in November 2008.  The Company does not expect the adoption of SFAS No. 162 to have a material effect on its consolidated financial statements.

(3)  Intangible Assets

Following is detailed information regarding Katy’s intangible assets (amounts in thousands):

	September 30,			December 31,
	2008			2007
	Gross	Accumulated	Net Carrying	Gross	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Patents	$1,102	$(806)	$296	$1,031	$(734)	$297
Customer lists	10,231	(8,364)	1,867	10,231	(8,240)	1,991
Tradenames	5,054	(2,655)	2,399	5,054	(2,489)	2,565
Other	-	-	-	441	(441)	-
Total	$16,387	$(11,825)	$4,562	$16,757	$(11,904)	$4,853

        All of Katy’s intangible assets are definite long-lived intangibles.  Katy recorded amortization expense on intangible assets of continuing operations of $0.1 million and $0.4 million, and $0.1 million and $0.4 million for the three and nine month periods ended September 30, 2008 and 2007, respectively.  The nine month period ended September 30, 2007 includes a write off of other intangible assets for approximately $0.4 million associated with the impairment of the Washington, Georgia leased facility.  Estimated aggregate future amortization expense related to intangible assets is as follows (amounts in thousands):

2008 (remainder)	$140
2009	470
2010	466
2011	439
2012	414
Thereafter	2,633
$4,562

 (4)  Indebtedness

Long-term debt consists of the following (amounts in thousands):

	September 30,	December 31,
	2008	2007

Term loan payable under the Bank of America Credit Agreement, interest
based on LIBOR and Prime Rates (5.63% - 5.75%), due through 2010	$8,884	$10,600
Revolving loans payable under the Bank of America Credit Agreement,
interest based on LIBOR and Prime Rates (5.38% - 5.50%)	6,629	2,853
Total debt	15,513	13,453
Less revolving loans, classified as current (see below)	(6,629)	(2,853)
Less current maturities	(1,500)	(1,500)
Long-term debt	$7,384	$9,100

index

    Aggregate remaining scheduled maturities of the Term Loan as of September 30, 2008 are as follows (amounts in thousands):

2008 (remainder)	$375
2009	1,500
2010	7,009
$8,884

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

The Bank of America Credit Agreement requires the Company to maintain a minimum level of availability such that its eligible collateral must exceed the sum of its outstanding borrowings under the Revolving Credit Facility and letters of credit by at least $5.0 million.  The Company’s borrowing base under the Bank of America Credit Agreement is reduced by the outstanding amount of standby and commercial letters of credit.  Vendors, financial institutions and other parties with whom the Company conducts business may require letters of credit in the future that either (1) do not exist today or (2) would be at higher amounts than those that exist today.  Currently, the Company’s largest letters of credit relate to its casualty insurance programs.  At September 30, 2008, total outstanding letters of credit were $5.3 million.  The Company’s unused borrowing availability at September 30, 2008 was $12.1 million after the above referenced $5.0 million requirement, compared to $11.0 million at December 31, 2007.

Borrowings under the Bank of America Credit Agreement bear interest, at the Company’s option, at either a rate equal to the bank’s base rate or LIBOR plus a margin based on levels of borrowing availability.  Interest rate margins for the Revolving Credit Facility under the applicable LIBOR option will range from 2.00% to 2.50%, or under the applicable prime option will range from 0.25% to 0.75% on borrowing availability levels of $20.0 million to less than $10.0 million, respectively.  For the Term Loan, interest rate margins under the applicable LIBOR option will range from 2.25% to 2.75%, or under the applicable prime option will range from 0.50% to 1.00%.  Financial covenants such as minimum fixed charge coverage and leverage ratios are excluded from the Bank of America Credit Agreement.

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

On April 20, 2004, the Company completed its Previous Credit Agreement which was a $93.0 million facility with a $13.0 million term loan and an $80.0 million revolving loan.  The Previous Credit Agreement was amended eight times from April 20, 2004 to March 8, 2007 due to various reasons such as declining profitability and timing of certain restructuring payments.  The amendments adjusted certain financial covenants such that the fixed charge coverage ratio and consolidated leverage ratio were eliminated and a minimum availability level was set.  In addition, the Company was limited on maximum allowable capital expenditures and was required to pay interest at the highest level of interest rate margins set in the Previous Credit Agreement.  On March 8, 2007, the Company also reduced its revolving loan within the Previous Credit Agreement from $90.0 million to $80.0 million.

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

All of the debt under the Bank of America Credit Agreement is re-priced to current rates at frequent intervals.  Therefore, its fair value approximates its carrying value at September 30, 2008.  For the three and nine month periods ended September 30, 2008 and 2007, the Company had amortization of debt issuance costs, included within interest expense, of $0.1 million and $0.3 million, and $0.3 million and $1.2 million, respectively.  Included in amortization of debt issuance costs is approximately $0.3 million for the nine month period ended September 30, 2007 of debt issuance costs written off due to the reduction in the Revolving Credit Facility on March 8, 2007.  The Company incurred $0.1 million associated with amending the Previous Credit Agreement, as discussed above, for the nine month period ended September 30, 2007.

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

Information regarding the Company’s net periodic benefit cost for pension and other postretirement benefit plans for the three and nine month periods ended September 30, 2008 and 2007 is as follows (amounts in thousands):

	Pension Benefits
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Components of net periodic benefit cost:
Service cost	$3	$6	$10	$9
Interest cost	23	22	70	68
Expected return on plan assets	(26)	(22)	(77)	(70)
Amortization of net loss	12	9	34	37
Net periodic benefit cost	$12	$15	$37	$44

index

	Other Benefits
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Components of net periodic benefit cost:
Interest cost	$38	$16	$113	$117
Amortization of prior service cost	-	(30)	-	14
Amortization of net loss	7	18	23	26
Net periodic benefit cost	$45	$4	$136	$157

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

On April 21, 2008, the Company entered into an employment agreement with David J. Feldman, its President and Chief Executive Officer.  To induce Mr. Feldman to enter into the employment agreement, the Compensation Committee of the Board of Directors approved the Katy Industries, Inc. 2008 Chief Executive Officer’s Plan.  Under this plan, Mr. Feldman was granted 750,000 stock options.  These options vest evenly over a three-year period, beginning April 21, 2008.

The following table summarizes stock option activity under each of the Company’s applicable plans:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Options	Price	Life	(in thousands)

Outstanding at December 31, 2007	1,632,200	$3.59

Granted	750,000	$1.20
Exercised	-	$0.00
Expired	(6,000)	$18.13
Cancelled	(751,600)	$2.77

Outstanding at September 30, 2008	1,624,600	$2.82	6.42 years	$188

Vested and Exercisable at September 30, 2008	864,600	$4.21	3.69 years	$-

        As of September 30, 2008, total unvested compensation expense associated with stock options amounted to $0.5 million and is being amortized on a straight-line basis over the respective options’ vesting period.  The weighted average period in which the above compensation cost will be recognized is 1.6 years as of September 30, 2008.

index

Stock Appreciation Rights

The following table summarizes SARs activity under each of the Company’s applicable plans:

Non-Vested at December 31, 2007	13,333

Granted	6,000
Vested	(12,667)
Cancelled	-

Non-Vested at September 30, 2008	6,666

Total Outstanding at September 30, 2008	615,217

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

Included in the balance at September 30, 2008 and December 31, 2007 are $1.3 million and $2.1 million, respectively, of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.  Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would have accelerated the payment of cash to the taxing authority to an earlier period.

The Company recognizes interest and penalties accrued related to the unrecognized tax benefits in the provision for income taxes.  During the three and nine month periods ended September 30, 2008 and 2007, the Company recognized an insignificant amount in interest and penalties.  The Company had approximately $0.4 million and $0.5 million for the payment of interest and penalties accrued at September 30, 2008 and December 31, 2007, respectively.

The Company believes that it is reasonably possible that the total amount of unrecognized tax benefits will change within twelve months of September 30, 2008.  The Company has certain tax return years subject to statutes of limitation which will close within twelve months of September 30, 2008.  Unless challenged by tax authorities, the closure of those statutes of limitation is expected to result in the recognition of uncertain tax positions in the amount of $0.4 million.  The Company has uncertain tax positions relating to transfer pricing practices and filings in certain jurisdictions, none of which are currently under examination.

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

As of September 30, 2008 and December 31, 2007, the Company had deferred tax assets, net of deferred tax liabilities and valuation allowances, of $48 thousand for both periods.  Domestic net operating loss (“NOL”) carry forwards comprised $34.5 million of the deferred tax assets for both periods.  Katy’s history of operating losses in many of its taxing jurisdictions provides significant negative evidence with respect to the Company’s ability to generate future taxable income, a requirement in order to recognize deferred tax assets on the Condensed Consolidated Balance Sheets.  For this reason, the Company was unable to conclude at September 30, 2008 and December 31, 2007 that NOLs and other deferred tax assets in the United States and certain unprofitable foreign jurisdictions would be utilized in the future.  As a result, valuation allowances for these entities were recorded as of such dates for the full amount of deferred tax assets, net of the amount of deferred tax liabilities.

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

index

The benefit from income taxes for the three month period ended September 30, 2008 reflects a tax benefit of $0.1 million recorded to offset the provision recorded under discontinued operations for domestic income taxes on domestic pre-tax income.  The benefit from income taxes for the nine month period ended September 30, 2008 primarily reflects current tax benefit for FIN No. 48 activity of $0.7 million, as well as a tax benefit of $0.5 million recorded to offset the provision recorded under discontinued operations for domestic income taxes on domestic pre-tax income.  For the three month period ended September 30, 2007, the provision for income taxes reflects current expense for FIN No. 48 activity and miscellaneous state income taxes reduced by a tax benefit of $0.4 million recorded to offset the provision recorded under discontinued operations for domestic income taxes on domestic pre-tax income.  For the nine month period ended September 30, 2007, the provision for income taxes reflects current expense for FIN No. 48 activity and miscellaneous state income taxes.  No benefit from income taxes from continuing and discontinued operations for the nine month period ended September 30, 2007 was required as the Company had a domestic pre-tax loss within continuing and discontinued operations.

Tax benefits were not recorded on the pre-tax net loss for the three and nine month periods ended September 30, 2008 and 2007 as valuation allowances were recorded related to deferred tax assets created as a result of operating losses in the United States and certain foreign jurisdictions.  As a result of accumulated operating losses in those jurisdictions, the Company has concluded that it was more likely than not that such benefits would not be realized.

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

B.           Sterling Fluid Systems (USA) (“Sterling”) has tendered approximately 2,500 cases pending in Michigan, New Jersey, New York, Illinois, Nevada, Mississippi, Wyoming, Louisiana, Georgia, Massachusetts, Missouri, Kentucky, and California to the Company for defense and indemnification.  With respect to one case, Sterling has demanded that Katy indemnify it for a $200,000 settlement.  Sterling bases its tender of the complaints on the provisions contained in a 1993 Purchase Agreement between the parties whereby Sterling purchased the LaBour Pump business and other assets from the Company.  Sterling has not filed a lawsuit against Katy in connection with these matters.

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

index

For all periods presented, information for the Maintenance Products Group excludes amounts related to the Contico Manufacturing, Ltd. (“CML”), United Kingdom consumer plastics and Metal Truck Box business units as these units are classified as discontinued operations as discussed further in Note 11.  The table below summarizes the key factors in the year-to-year changes in operating results (amounts in thousands):

			Three months ended		Nine months ended
			September 30,		September 30,
			2008	2007	2008	2007
Maintenance Products Group
Net external sales			$44,364	$49,208	$131,189	$144,732
Operating (loss) income			(2,330)	528	(5,585)	2,721
Operating (deficit) margin			(5.3%)	1.1%	(4.3%)	1.9%
Depreciation and amortization			2,101	1,667	6,142	5,401
Capital expenditures			2,188	741	5,122	2,781

Total
Net external sales	-	Operating segments	$44,364	$49,208	$131,189	$144,732
		Total	$44,364	$49,208	$131,189	$144,732

Operating loss	-	Operating segments	$(2,330)	$528	$(5,585)	$2,721
	-	Unallocated corporate	(2,403)	(1,600)	(7,621)	(5,928)
	-	Severance, restructuring,
		and related charges	-	(46)	410	(2,656)
	-	(Loss) gain on sale of assets	(28)	44	(762)	(1,527)
		Total	$(4,761)	$(1,074)	$(13,558)	$(7,390)

Depreciation and amortization	-	Operating segments	$2,101	$1,667	$6,142	$5,401
	-	Unallocated corporate	14	26	67	91
		Total	$2,115	$1,693	$6,209	$5,492

Capital expenditures	-	Operating segments	$2,188	$741	$5,122	$2,781
	-	Unallocated corporate	-	30	-	30
	-	Discontinued operations	-	105	-	399
		Total	$2,188	$876	$5,122	$3,210

			September 30,	December 31,
			2008	2007
Total assets	-	Segment	$82,626	$85,124
	-	Other [a]	1,390	8,634
	-	Unallocated corporate	2,602	4,806
		Total	$86,618	$98,564

[a] Amounts shown as “Other” represent the assets of the Woods US, Woods Canada, CML, United Kingdom consumer plastics and the Metal Truck Box business units.

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

index

A summary of charges by major initiative is as follows (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Consolidation of St. Louis manufacturing/distribution facilities	$-	$-	$-	$882
Consolidation of Glit facilities	-	46	(410)	1,774
Total severance, restructuring and related charges	$-	$46	$(410)	$2,656

Consolidation of St. Louis manufacturing/distribution facilities – In 2002, the Company committed to a plan to consolidate the manufacturing and distribution of the four CCP facilities in the St. Louis, Missouri area.  Management believed that in order to implement a more competitive cost structure and combat competitive pricing pressure, the excess capacity at the four plastic molding facilities in this area would need to be eliminated.  This plan was completed by the end of 2003.  Charges were incurred in the nine month period ended September 30, 2007 associated with adjustments to the non-cancelable lease accrual at the Hazelwood, Missouri facility due to changes in assumptions.  Management believes that no further charges will be incurred for this activity, except for potential adjustments to non-cancelable lease liabilities as actual activity compares to assumptions made.  Following is a rollforward of restructuring liabilities by type for the consolidation of St. Louis manufacturing/distribution facilities (amounts in thousands):

Contract
Termination
Costs
Restructuring liabilities at December 31, 2007	$827
Additions	-
Payments	(144)
Restructuring liabilities at September 30, 2008	$683

Consolidation of Glit facilities – The Company previously approved a plan to consolidate the manufacturing facilities of its Glit business unit in order to implement a more competitive cost structure.  In 2007, the Company closed the Washington, Georgia facility and integrated its operations into Wrens, Georgia.  Charges were incurred in 2007 associated with severance for terminations at the Washington, Georgia facility ($0.1 million), costs for the removal of equipment and cleanup of the Washington, Georgia facility ($0.2 million), the establishment of non-cancelable lease liabilities for the abandoned Washington, Georgia facility ($0.8 million), and other lease-related costs ($0.7 million).  Other lease-related costs represent write-offs of leasehold improvements ($0.3 million) and a favorable lease intangible asset ($0.4 million) related to the Washington, Georgia facility.  During the nine month period ended September 30, 2008, the Company entered into an agreement with the lessor to cancel the Company’s future lease obligations upon a one-time payment.  As a result, the Company recognized $0.4 million for the reduction of the remaining balance of the non-cancelable lease liability.  Management believes that no further charges will be incurred for this activity.  Following is a rollforward of restructuring liabilities by type for the consolidation of Glit facilities (amounts in thousands):

Contract
Termination
Costs
Restructuring liabilities at December 31, 2007	$626
Additions	-
Payments	(216)
Other	(410)
Restructuring liabilities at September 30, 2008	$-

index

The table below details activity in restructuring reserves since December 31, 2007 (amounts in thousands):

Contract
Termination
Costs
Restructuring liabilities at December 31, 2007	$1,453
Additions	-
Payments	(360)
Other	(410)
Restructuring liabilities at September 30, 2008	$683

These charges relate to non-cancelable lease liabilities for abandoned facilities, net of potential sub-lease revenue.  Total maximum potential amount of lease loss, excluding any sub-lease rentals, is $1.7 million as of September 30, 2008.  The Company has included $1.0 million as an offset for sub-lease rentals.  As of September 30, 2008, the Company does not anticipate any further significant severance, restructuring and other related charges in the upcoming year.

The table below details activity in restructuring reserves by operating segment since December 31, 2007 (amounts in thousands):

Maintenance
Products
Group
Restructuring liabilities at December 31, 2007	$1,453
Additions	-
Payments	(360)
Other	(410)
Restructuring liabilities at September 30, 2008	$683

The table below summarizes the future obligations for severance, restructuring and other related charges by operating segment detailed above (amounts in thousands):

Maintenance
Products
Group
2008 (remainder)	146
2009	167
2010	179
2011	191
$683

(11)  Discontinued Operations

Five of Katy’s operations have been classified as discontinued operations as of and for the three and nine month periods ended September 30, 2008 and 2007 in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

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

On November 30, 2007, the Company sold the Woods US and Woods Canada business units for gross proceeds of approximately $49.8 million, including amounts placed into escrow of $6.8 million.  Management and the Board of Directors determined that these business units were not a core component of the Company’s long-term business strategy.  These proceeds were used to pay off related portions of the Term Loan and the Revolving Credit Facility.  At December 31, 2007 the Company had approximately $7.7 million being held within escrow, which relates to the filing of a foreign tax certificate and the sale of specific inventory.  At December 31, 2007 the Company had deferred gain recognition of $0.9 million of the escrow receivable as further steps were required to realize those funds.

At September 30, 2008, the Company had approximately $0.2 million being held in escrow, which relates to the sale of specific inventory.  The Company received $0.3 million and $8.3 million, respectively, in the three and nine month periods ended September 30, 2008 upon the receipt of a foreign tax certificate, sale of specific inventory and final working capital adjustment.  During the three and nine month periods ended September 30, 2008, the Company also recognized $0.2 million and $1.7 million, respectively, in an additional gain on sale of discontinued businesses as further steps associated with the sale of specific inventory required to realize these funds were completed.  The gain also includes the final working capital adjustment of $0.7 million for the nine month period ended September 30, 2008.  The amount currently held in escrow as of September 30, 2008 was paid in its entirety to the Company in October 2008.

The Company did not separately identify the related assets and liabilities of the discontinued business units on the Condensed Consolidated Balance Sheets.  Following is a summary of the major asset and liability categories, along with any remaining receivables or payables, for these discontinued operations as of September 30, 2008 and December 31, 2007 (amounts in thousands):

	September 30,	December 31,
	2008	2007

Current assets:
Receivable from disposition	$190	$6,799
Other current assets	1,200	1,235
	$1,390	$8,034

Non-current assets:
Other	$-	$600

Current liabilities:
Accounts payable	$-	$30
Accrued expenses	-	148
	$-	$178

index

The historical operating results of the discontinued business units have been segregated as discontinued operations on the Condensed Consolidated Statements of Operations.  Selected financial data for discontinued operations is summarized as follows (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Net sales	$-	$46,487	$-	$130,587
Pre-tax (loss) profit	$(6)	$2,501	$(235)	$913
Pre-tax gain on sale of discontinued operations	$190	$-	$1,735	$8,817

        The (loss) income from operations of discontinued businesses, as shown in the Condensed Consolidated Statements of Operations, includes tax provision of $0.1 million and $0.5 million, and $0.9 million and $1.2 million for the three and nine month periods ended September 30, 2008 and 2007, respectively.

(12)  Subsequent Events

On October 10, 2008, the Company announced that its Board of Directors had approved a plan to deregister the Company’s common stock under the Securities Exchange Act of 1934, as amended, and therefore, to terminate its obligations to file periodic and current reports with the Securities and Exchange Commission (“SEC”).  The principal reason for the Company’s decision to go private is to eliminate the substantial expenses associated with filing various periodic and current reports with the SEC.  The deregistration would be effected through a 1-for-500 reverse stock split of its common stock (the “Reverse Stock Split”), with cash being issued in lieu of any resulting fractional shares in the amount of $2.00 per pre-split share, which would result in the reduction of the number of common stockholders of the Company to fewer than 300.  This would permit the Company to discontinue the filing of annual and periodic reports and other filings with the SEC.

Also on October 10, 2008, the Company filed with the SEC a preliminary Schedule 13E-3 Transaction Statement and a preliminary Schedule 14A Proxy Statement describing the anticipated transaction in detail and soliciting stockholders to vote on amending the Company’s certificate of incorporation to provide for the Reverse Stock Split.  Once the SEC completes its review of the preliminary Schedule 13E-3 Transaction Statement and Schedule 14A Proxy Statement and such statements are filed in a definitive form, the Company will mail copies to stockholders.  The Company’s Board of Directors reserves the right to abandon the transaction if for any reason the Board of Directors determines that, in the best interest of the Company’s stockholders, it is not advisable to proceed with the transaction, even assuming the stockholders approve the transaction by vote.

index

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three Months Ended September 30, 2008 versus Three Months Ended September 30, 2007

	2008		2007
	(Amounts in Millions, Except Per Share Data)

	$	% to Sales	$	% to Sales
Net sales	$44.4	100.0	$49.2	100.0
Cost of goods sold	41.5	93.5	43.7	88.8
Gross profit	2.9	6.5	5.5	11.2
Selling, general and administrative expenses	7.6	17.2	6.6	13.4
Severance, restructuring and related charges	-	-	-	-
Loss (gain) on sale of assets	-	-	-	-
Operating loss	(4.7)	(10.7)	(1.1)	(2.2)

Interest expense	(0.4)		(1.1)
Other, net	-		(0.2)

Loss from continuing operations before benefit from
(provision for) income taxes	(5.1)		(2.4)
Benefit from (provision for) income taxes from
continuing operations	-		-

Loss from continuing operations	(5.1)		(2.4)
(Loss) income from operations of discontinued businesses
(net of tax)	(0.1)		1.6
Gain on sale of discontinued businesses (net of tax)	0.2		-

Net loss	$(5.0)		$(0.8)

Loss per share of common stock - basic and diluted:

Loss from continuing operations	$(0.64)		$(0.30)
Discontinued operations	0.02		0.20
Net loss	$(0.62)		$(0.10)

Net sales decreased from $49.2 million during the three month period ended September 30, 2007 to $44.4 million during the three month period ended September 30, 2008, a decrease of 10%.  The decline was due to lower volumes of 12% offset by higher pricing of 2%.  The decline in volume was primarily due to lower volumes from our Contico business unit, which sells primarily to mass merchant customers, due to our decision to exit certain unprofitable business lines particularly in the face of rising resin costs.  In addition, our Continental business unit incurred volume shortfall from reduced activity within our food service distribution channel.

Gross margins were 6.5% in the three month period ended September 30, 2008, a decrease of 4.7 percentage points from the three month period ended September 30, 2007.  The lower volume during the quarter along with rising material costs which were not recovered from the marketplace adversely impacted margins during the third quarter of 2008.  In addition, margins were impacted by the unfavorable variance in our LIFO adjustment of $0.5 million primarily resulting from the increase in resin costs.  Selling, general and administrative expenses (“SG&A”) as a percentage of sales were 17.2% for the three month period ended September 30, 2008, which is higher than the 13.4% recorded for the three month period ended September 30, 2007.  Expenses were higher in 2008 primarily as a result of higher expense under the Company’s self insurance programs of $0.7 million along with costs related to the Company’s plan to deregister its common stock under the Securities Exchange Act of 1934, as amended.

index

Other

Interest expense decreased by $0.7 million during the three month period ended September 30, 2008 versus the three month period ended September 30, 2007 primarily as a result of lower average borrowings and interest rates.  For the three month period ended September 30, 2007, income from operations of discontinued businesses includes approximately $0.5 million of interest expense allocated to businesses sold in 2007.

The benefit from income taxes for the three month period ended September 30, 2008 reflects a benefit of $0.1 million which offsets a tax provision reflected under discontinued operations for domestic income taxes.  For the three month period ended September 30, 2007, the Company recorded a $0.4 million tax provision for FIN No. 48 activity and miscellaneous income taxes.  This is reduced by a benefit of $0.4 million which offsets a tax provision reflected under discontinued operations for domestic income taxes.

With the sale of the Metal Truck Box, U.K. consumer plastics, CML, Woods US, and Woods Canada business units over the past two years, all activity associated with these units is classified as discontinued operations.  Loss from operations, net of tax, for these business units was approximately $0.1 million for the three month period ended September 30, 2008 compared to income of $1.6 million for the three month period ended September 30, 2007.  Gain on sale of discontinued businesses for the three month period ended September 30, 2008 of $0.2 million represents recognition of the deferred gain from the sales of the Woods US and Woods Canada business units.

Overall, we reported a net loss of ($5.0) million [($0.62) per share] for the three month period ended September 30, 2008, versus ($0.8) million [($0.10) per share] in the same period of 2007.

index

Nine Months Ended September 30, 2008 versus Nine Months Ended September 30, 2007

	2008		2007
	(Amounts in Millions, Except Per Share Data)

	$	% to Sales	$	% to Sales
Net sales	$131.2	100.0	$144.7	100.0
Cost of goods sold	122.0	93.0	126.9	87.7
Gross profit	9.2	7.0	17.8	12.3
Selling, general and administrative expenses	22.4	17.0	21.0	14.5
Severance, restructuring and related charges	(0.4)	(0.3)	2.7	1.8
Loss on sale of assets	0.7	0.6	1.5	1.1
Operating loss	(13.5)	(10.3)	(7.4)	(5.1)

Interest expense	(1.3)		(3.2)
Other, net	-		(0.1)

Loss from continuing operations before benefit from
(provision for) income taxes	(14.8)		(10.7)
Benefit from (provision for) income taxes from
continuing operations	1.2		(0.6)

Loss from continuing operations	(13.6)		(11.3)
Loss from operations of discontinued businesses
(net of tax)	(0.7)		(0.3)
Gain on sale of discontinued businesses (net of tax)	1.7		8.8

Net loss	$(12.6)		$(2.8)

Loss per share of common stock - basic and diluted:

Loss from continuing operations	$(1.71)		$(1.43)
Discontinued operations	0.13		1.08
Net loss	$(1.58)		$(0.35)

        Net sales decreased from $144.7 million during the nine month period ended September 30, 2007 to $131.2 million during the nine month period ended September 30, 2008, a decrease of 9%.  Overall, this decline was due to lower volumes from our Contico business unit, which sells primarily to mass merchant customers, due to our decision to exit certain unprofitable business lines particularly in the face of rising resin costs.  In addition, business units selling into the janitorial, food service and building markets have incurred volume shortfalls.

Gross margins were 7.0% in the nine month period ended September 30, 2008, a decrease of 5.3 percentage points from the nine month period ended September 30, 2007.  Margins were adversely impacted by the lower volume at several of our business units as well as an unfavorable variance in our LIFO adjustment of $2.2 million primarily resulting from the increase in resin costs.  The remaining portion of the margin variance is due to the rising material costs which were not fully recovered from the marketplace.  SG&A as a percentage of sales were 17.0% for the nine month period ended September 30, 2008, which is higher than 14.5% for the nine month period ended September 30, 2007.  Expenses were higher in the nine month period ended September 30, 2008 primarily as a result of severance and related transition costs for the chief executive officer of $0.7 million, and higher expense under the Company’s self insurance programs of $1.2 million.

Severance, Restructuring and Related Charges

Operating results for the nine month period ended September 30, 2008 were positively impacted by severance, restructuring and related income of $0.4 million.  Such income was a result of a reduction of the remaining balance of the non-cancelable lease liability for the Washington facility upon the one-time payment to cancel the Company’s future lease obligations.  Operating results for the nine month period ended September 30, 2007 were negatively impacted by severance, restructuring and related charges of $2.7 million.  Prior year charges related to changes in lease assumptions for the Hazelwood abandoned facility in addition to incurring severance, restructuring and related charges with the closure of the Washington facility for the impairment of assets and costs associated with the abandoned facility.

index

Other

Loss on sale of assets was $0.7 million for the nine month period ended September 30, 2008 compared to $1.5 million in the same period of 2007.  In 2007, the Company sold assets related to the production of products made from scrapped material.  Interest expense decreased by $1.9 million during the nine month period ended September 30, 2008 versus the nine month period ended September 30, 2007 partially as a result of $0.3 million of debt issuance costs being written off from the reduction in the revolving loan within the Previous Credit Agreement (as defined below) on March 8, 2007, and partially as a result of lower average borrowings and interest rates.  For the nine month period ended September 30, 2007, loss from operations of discontinued businesses includes approximately $1.9 million of interest expense allocated to businesses sold in 2007.

The benefit from income taxes for the nine month period ended September 30, 2008 reflects a benefit of $0.5 million which offsets a tax provision reflected under discontinued operations for domestic income taxes.  The benefit from income taxes for the nine month period ended September 30, 2008 also reflects FIN No. 48 benefits of $0.7 million.  No allocation of income taxes was made between continuing and discontinued operations in the nine month period ended September 30, 2007.

With the sale of the Metal Truck Box, U.K. consumer plastics, CML, Woods US, and Woods Canada business units over the past two years, all activity associated with these units is classified as discontinued operations.  Loss from operations, net of tax, for these business units was approximately $0.7 million for the nine month period ended September 30, 2008 compared to $0.3 million for the same period in 2007.  Gain on sale of discontinued businesses for the nine month period ended September 30, 2008 of $1.7 million includes a gain recorded for the finalization and receipt of the working capital adjustments associated with the CML business unit, as well as the receipt of a working capital adjustment of approximately $0.7 million as well as recognition of the deferred gain from the sales of the Woods US and Woods Canada business units.  Gain on sale of discontinued businesses for the nine month period ended September 30, 2007 includes gains (losses) related to the U.K. consumer plastics business unit of $1.9 million for the sale of the real estate assets and ($0.2) million as a result of finalizing the working capital adjustment, as well as a $7.1 million gain on the sale of the CML business unit.

Overall, we reported a net loss of ($12.6) million [($1.58) per share] for the nine month period ended September 30, 2008, versus a net loss of ($2.8) million [($0.35) per share] in the same period of 2007.

LIQUIDITY AND CAPITAL RESOURCES

We require funding for working capital needs and capital expenditures.  We believe that our cash flow from operations and the use of available borrowings under the Bank of America Credit Agreement (as defined below) provide sufficient liquidity for our operations going forward.  As of September 30, 2008, we had cash and cash equivalents of $0.9 million versus cash and cash equivalents of $2.0 million at December 31, 2007.  Also as of September 30, 2008, we had outstanding borrowings of $15.5 million [40% of total capitalization] under the Bank of America Credit Agreement.  Our unused borrowing availability at September 30, 2008 on the Revolving Credit Facility (as defined below) was $12.1 million after the $5.0 million minimum availability requirement.  As of December 31, 2007, we had outstanding borrowings of $13.5 million [27% of total capitalization] with unused borrowing availability of $11.0 million after the $5.0 million minimum availability requirement.  We used cash flow in operations of $5.9 million during the nine month period ended September 30, 2008 versus $11.0 million during the nine month period ended September 30, 2007.  Cash flow used in continuing operations for the nine month period ended September 30, 2008 was comparable to 2007 as the Company benefited from lower cash requirements from its discontinued businesses.

We have a number of obligations and commitments, which are listed on the schedule later in this section entitled “Contractual and Commercial Obligations.”  We have considered all of these obligations and commitments in structuring our capital resources to ensure that they can be met.  See the notes accompanying the table in that section for further discussions of those items.  We believe that given our working capital base, additional liquidity could be obtained through additional debt financing, if necessary.  However, there is no guarantee that such financing could be obtained especially given the current environment within the credit markets.  In addition, we are continually evaluating alternatives relating to the sale of excess assets and divestitures of certain of our business units.  Asset sales and business divestitures present opportunities to provide additional liquidity by de-leveraging our financial position.

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

The Revolving Credit Facility has an expiration date of November 30, 2010 and its borrowing base is determined by eligible inventory and accounts receivable, amounting to $29.0 million at September 30, 2008.  The Company’s borrowing base under the Bank of America Credit Agreement is reduced by the outstanding amount of standby and commercial letters of credit.  All extensions of credit under the Bank of America Credit Agreement are collateralized by a first priority security interest in and lien upon the capital stock of each material domestic subsidiary of the Company (65% of the capital stock of certain foreign subsidiaries of the Company), and all present and future assets and properties of the Company.

The Company’s Term Loan balance immediately prior to the Bank of America Credit Agreement was $10.0 million.  The annual amortization on the new Term Loan, paid quarterly, is $1.5 million with final payment due November 30, 2010.  The Term Loan is collateralized by the Company’s property, plant and equipment.

The Bank of America Credit Agreement requires the Company to maintain a minimum level of availability such that its eligible collateral must exceed the sum of its outstanding borrowings under the Revolving Credit Facility and letters of credit by at least $5.0 million.  The Company’s borrowing base under the Bank of America Credit Agreement is reduced by the outstanding amount of standby and commercial letters of credit.  Vendors, financial institutions and other parties with whom the Company conducts business may require letters of credit in the future that either (1) do not exist today or (2) would be at higher amounts than those that exist today.  Currently, the Company’s largest letters of credit relate to its casualty insurance programs. At September 30, 2008, total outstanding letters of credit were $5.3 million.

Borrowings under the Bank of America Credit Agreement bear interest, at the Company’s option, at either a rate equal to the bank’s base rate or LIBOR plus a margin based on levels of borrowing availability.  Interest rate margins for the Revolving Credit Facility under the applicable LIBOR option will range from 2.00% to 2.50%, or under the applicable prime option will range from 0.25% to 0.75% on borrowing availability levels of $20.0 million to less than $10.0 million, respectively.  For the Term Loan, interest rate margins under the applicable LIBOR option will range from 2.25% to 2.75%, or under the applicable prime option will range from 0.50% to 1.00%.  Financial covenants such as minimum fixed charge coverage and leverage ratios are excluded from the Bank of America Credit Agreement.

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

On April 20, 2004, the Company completed its Previous Credit Agreement which was a $93.0 million facility with a $13.0 million term loan and an $80.0 million revolving loan.  The Previous Credit Agreement was amended eight times from April 20, 2004 to March 8, 2007 due to various reasons such as declining profitability and timing of certain restructuring payments.  The amendments adjusted certain financial covenants such that the fixed charge coverage ratio and consolidated leverage ratio were eliminated and a minimum availability level was set.  In addition, the Company was limited on maximum allowable capital expenditures and was required to pay interest at the highest level of interest rate margins set in the Previous Credit Agreement.  On March 8, 2007, the Company also reduced its revolving loan within the Previous Credit Agreement from $90.0 million to $80.0 million.

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

All of the debt under the Bank of America Credit Agreement is re-priced to current rates at frequent intervals.  Therefore, its fair value approximates its carrying value at September 30, 2008.  For the three and nine month periods ended September 30, 2008 and 2007, the Company had amortization of debt issuance costs, included within interest expense, of $0.1 million and $0.3 million, and $0.3 million and $1.2 million, respectively.  Included in amortization of debt issuance costs is approximately $0.3 million for the nine month period ended September 30, 2007 of debt issuance costs written off due to the reduction in the Revolving Credit Facility on March 8, 2007.  The Company incurred $0.1 million associated with amending the Previous Credit Agreement, as discussed above, for the nine month period ended September 30, 2007.

index

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

Contractual and Commercial Obligations

We have contractual obligations associated with our debt, operating lease agreements, severance and restructuring, and other obligations.  Our obligations as of September 30, 2008, are summarized below (amounts in thousands):

Contractual Cash Obligations	Total	Due in less than 1 year	Due in 1-3 years	Due in 3-5 years	Due after 5 years
Revolving Credit Facility [a]	$6,629	$6,629	$-	$-	$-
Term Loan	8,884	1,500	7,384	-	-
Interest on debt [b]	1,665	817	848	-	-
Operating leases [c]	29,411	5,165	7,896	4,726	11,624
Severance and restructuring [c]	353	165	165	23	-
Postretirement benefits [d]	3,955	566	1,041	769	1,579
Total Contractual Obligations	$50,897	$14,842	$17,334	$5,518	$13,203

Other Commercial Commitments	Total	Due in less than 1 year	Due in 1-3 years	Due in 3-5 years	Due after 5 years
Commercial letters of credit	$425	$425	$-	$-	$-
Stand-by letters of credit	4,849	4,849	-	-	-
Total Commercial Commitments	$5,274	$5,274	$-	$-	$-

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

[c] Future non-cancelable lease rentals are included in the line entitled “Operating leases,” which represent obligations associated with restructuring activities.  The line entitled “Severance and restructuring” represents the remaining obligations associated with restructuring activities, net of the future non-cancelable lease rentals.  The Condensed Consolidated Balance Sheet at September 30, 2008 includes $0.7 million in discounted liabilities associated with non-cancelable operating lease rentals, net of estimated sub-lease revenues, related to facilities that have been abandoned as a result of restructuring and consolidation activities.

index

[d] Benefits consist of postretirement medical obligations to retirees of former subsidiaries of Katy, as well as deferred compensation plan liabilities to former officers of the Company.

The amounts presented in the table above may not necessarily reflect the actual future cash funding requirements of the Company because the actual timing of the future payments made may vary from the stated contractual obligation.  In addition, due to the uncertainty with respect to the timing of future cash flows associated with the Company’s unrecognized tax benefits at September 30, 2008, the Company is unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authority.  Therefore, $1.3 million of unrecognized tax benefits have been excluded from the contractual obligations table above.  See Note 7 to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion on income taxes.

Off-balance Sheet Arrangements

As of September 30, 2008, the Company had no off-balance sheet arrangements.

Cash Flow

Liquidity was impacted during the nine month period ended September 30, 2008 as a result of funds used for working capital requirements, capital expenditures and payments on our term loan, which offsets the proceeds from the sale of discontinued businesses.  We used $5.9 million of operating cash compared to $11.0 million during the nine month period ended September 30, 2007.  Debt obligations at September 30, 2008 increased by $2.1 million from December 31, 2007 primarily due to the operating cash performance and capital expenditure requirements offset by the proceeds from the sale of discontinued businesses.

Operating Activities

Cash used in operating activities before changes in operating assets and discontinued operations was $6.5 million in the nine month period ended September 30, 2008 versus $2.2 million in the same period of 2007.  While we reported a net loss in both periods, these amounts included many non-cash items such as depreciation and amortization, the write off and amortization of debt issuance costs, write off of assets due to lease termination, non-cash stock compensation income or expense, and loss on the sale of assets.  We provided $1.5 million of cash related to operating assets and liabilities in the nine month period ended September 30, 2008 compared to using $3.2 million in the same period of 2007.  During the nine month period ended September 30, 2008, we were turning our inventory at 6.6 times per year versus 7.7 times per year during the nine month period ended September 30, 2007.

Investing Activities

Capital expenditures of continuing operations totaled $5.1 million in the nine month period ended September 30, 2008 as compared to $2.8 million in the same period of 2007.  In the nine month period ended September 30, 2008, we collected proceeds from receivables from the sales of the CML, Woods US and Woods Canada business units of $9.0 million. In the nine month period ended September 30, 2007, we sold the real estate assets of the U.K. consumer plastics business unit for $6.2 million and the CML business unit for $9.8 million.  These proceeds were offset by capital expenditures of $0.4 million made by discontinued businesses.

Financing Activities

Cash flows from financing activities in the nine month period ended September 30, 2008 reflect the increase in our debt levels as cash used in operations and capital expenditures exceeded proceeds from the sale of businesses.  In the nine month period ended September 30, 2007, the reduction of our debt obligations was a result of proceeds from the sale of businesses exceeding the requirements from operating and investing activities.  Overall, debt increased $2.1 million during the nine month period ended September 30, 2008 versus a decrease of $4.5 million during the nine month period ended September 30, 2007.  Direct debt costs, primarily associated with the debt modifications, totaled $0.1 million in the nine month period ended September 30, 2007.

index

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

A summary of charges by major initiative is as follows (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Consolidation of St. Louis manufacturing/distribution facilities	$-	$-	$-	$882
Consolidation of Glit facilities	-	46	(410)	1,774
Total severance, restructuring and related charges	$-	$46	$(410)	$2,656

A rollforward of all restructuring reserves since December 31, 2007 is as follows (amounts in thousands):

Contract
Termination
Costs
Restructuring liabilities at December 31, 2007	$1,453
Additions	-
Payments	(360)
Other	(410)
Restructuring liabilities at September 30, 2008	$683

These charges relate to non-cancelable lease liabilities for abandoned facilities, net of potential sub-lease revenue.  Total maximum potential amount of lease loss, excluding any sub-lease rentals, is $1.7 million as of September 30, 2008.  The Company has included $1.0 million as an offset for sub-lease rentals.  As of September 30, 2008, the Company does not anticipate any further significant severance, restructuring and other related charges in the upcoming year.

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

OUTLOOK FOR 2008

We experienced lower volume performance during 2007 and 2008 in nearly all of the Maintenance Products Group business units due primarily to weakness in the food services and building industries.  In addition, the Company has lower volumes from our Contico business unit, which sells primarily to mass merchant customers, due to our decision to exit certain unprofitable business lines, particularly in the face of rising resin costs.  This lower volume has been partially offset in 2007 and 2008 by the impact of price increases made over the past two years.  Given the steady cost increase of resin and other raw materials in the last six months of 2007 and an unprecedented increase in the first nine months of 2008, we could implement further pricing increases in the last three months of 2008 and beyond in an effort to offset the impact of these cost increases.  Given the current economic environment, we believe the Company will not have volume improvements in most of our business units for the remaining part of 2008.  In addition, we will have volume reductions within our Contico business unit, which sells primarily to mass merchant customers, due to our decision to exit certain unprofitable business lines particularly in the face of rising resin costs.

index

Cost of goods sold is subject to variability in the prices for certain raw materials, most significantly thermoplastic resins used in the manufacture of plastic products for the Continental, Container and Contico businesses.  In 2006 and the first half of 2007, prices of plastic resins, such as polyethylene and polypropylene, remained relatively stable on average.  There was a steady cost increase for resin and other raw materials in the last six months of 2007 and an unprecedented increase in the first nine months of 2008.  Management has observed that the prices of plastic resins are driven to an extent by prices for crude oil and natural gas, in addition to other factors specific to the supply and demand of the resins themselves.  Prices for corrugated packaging material and other raw materials have also accelerated significantly over the past year.  We have not employed an active hedging program related to our commodity price risk, but are employing other strategies for managing this risk, including contracting for a certain percentage of resin needs through supply agreements and opportunistic spot purchases.  In a climate of rising raw material costs, we have experienced difficulty in raising prices to shift these higher costs to our customers, particularly to our mass merchant customers for our plastic products.  Our future earnings may be negatively impacted to the extent further increases in costs for raw materials cannot be recovered or offset through higher selling prices within a timely manner.  We cannot predict the direction our raw material prices will take during the fourth quarter and beyond 2008.

Over the past few years, the Glit business unit has consolidated several manufacturing locations into its current facility in Wrens, Georgia.  The consolidation of these facilities into one location is complete.  However, the Glit business unit continues to be challenged by lower volume levels, increased material costs, acceptable quality levels and overall productivity.   The operating results of Glit will be highly dependent on the overall volume within the business unit and the unit’s ability to improve productivity and execute on acceptable quality, shipping and production improvements.

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

SG&A expenses as a percentage of sales were lower in 2007 versus 2006.  In 2008, the percentage has increased primarily as a result of transitional costs associated with the replacement of our chief executive officer and higher expense under our self insurance programs.  The Company will continue to evaluate on an on-going basis the possibility of further consolidation of administrative processes and other SG&A expenses in order to achieve cost improvements.  Ultimately, we cannot predict the future levels of interest rates.  Under the Bank of America Credit Agreement the Company’s interest rates on all of our outstanding borrowings and letters of credit are lower as of September 30, 2008 as compared to December 31, 2007.

Given our history of operating losses, along with guidance provided by the accounting literature covering accounting for income taxes, we are unable to conclude it is more likely than not that we will be able to generate future taxable income sufficient to realize the benefits of domestic deferred tax assets carried on our books.  Therefore, except for our profitable foreign subsidiary, Glit/Gemtex, Ltd., a full valuation allowance on the net deferred tax asset position was recorded at September 30, 2008 and December 31, 2007, and we do not expect to record the benefit of any deferred tax assets that may be generated in 2008.  We will continue to record current expense, within continuing and discontinued operations, associated with foreign and state income taxes.

We expect our working capital levels to remain constant as a percentage of sales, despite the reduction during the third quarter of 2008.  However, inventory carrying values may be impacted by higher material costs.  We expect to use cash flow in 2008 for capital expenditures and payments due under our Term Loan as well as the settlement of previously established restructuring accruals.  These accruals relate to non-cancelable lease obligations for abandoned facilities.  These accruals do not create incremental cash obligations in that we are obligated to make the associated payments whether we occupy the facilities or not.  The amount we will ultimately pay out under these accruals is dependent on our ability to successfully sublet all or a portion of the abandoned facilities.

The Company was in compliance with the covenants of the Bank of America Credit Agreement as of December 31, 2007 and September 30, 2008.  The Bank of America Credit Agreement requires the Company to maintain a minimum level of availability (eligible collateral base less outstanding borrowings and letters of credit) such that its eligible collateral must exceed the sum of its outstanding borrowings and letters of credit by at least $5.0 million.

If we are unable to comply with the terms of the Bank of America Credit Agreement, we could seek to obtain amendments and pursue increased liquidity through additional debt financing and/or the sale of assets.  We believe that given our working capital base, additional liquidity could be obtained through additional debt financing, if necessary.  However, there is no guarantee that such financing could be obtained especially given the current environment within the credit markets. The Company believes that we will be able to comply with the Bank of America Credit Agreement throughout 2008.  In addition, we are continually evaluating alternatives relating to the sale of excess assets and divestitures of certain of our business units.  Asset sales and business divestitures present opportunities to provide additional liquidity by de-leveraging our financial position.  However, the Company may not be able to secure liquidity through the sale of assets on favorable terms or at all.

index

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995

This report and the information incorporated by reference in this report contain various “forward-looking statements” as defined in Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act of 1934, as amended.  The forward-looking statements are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management.  We have based these forward-looking statements on current expectations and projections about future events and trends affecting the financial condition of our business.  These forward-looking statements are subject to risks and uncertainties that may lead to results that differ materially from those expressed in any forward-looking statement made by us or on our behalf, including, among other things:

-	Increases in the cost of, or in some cases continuation of, the current price levels of thermoplastic resins, paper board packaging, and other raw materials.

-	Our inability to reduce product costs, including manufacturing, sourcing, freight, and other product costs.

-	Our inability to reduce administrative costs through consolidation of functions and systems improvements.

-	Our inability to protect our intellectual property rights adequately.

-	Our inability to reduce our raw materials costs.

-	Our inability to grow our revenue.

-	Our inability to achieve product price increases, especially as they relate to potentially higher raw material costs.

-	Competition from foreign competitors.

-	The potential impact of rising interest rates on our Bank of America Credit Agreement.

-	Our inability to meet covenants associated with the Bank of America Credit Agreement.

-	Our inability to access funds under the Revolving Credit Facility given the current instability in the credit markets.

-	Our failure to identify, and promptly and effectively remediate, any material weaknesses or significant deficiencies in our internal controls over financial reporting.

-	The potential impact of rising costs for insurance for properties and various forms of liabilities.

-	The potential impact of changes in foreign currency exchange rates related to our foreign operations.

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

CRITICAL ACCOUNTING POLICIES

        We disclosed details regarding certain of our critical accounting policies in the Management’s Discussion and Analysis section of our Annual Report on Form 10-K/A for the year ended December 31, 2007 (Part II, Item 7).  There have been no changes to policies as of September 30, 2008.

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

Foreign Exchange Risk

        We are exposed to fluctuations in the Canadian dollar.  In addition, we make significant U.S. dollar purchases from suppliers in Honduras, Pakistan, China, Taiwan, and the Philippines.  An adverse change in foreign currency exchange rates of these countries could result in an increase in the cost of purchases.  We do not currently hedge foreign currency transaction or translation exposures.  Our net investment in foreign subsidiaries translated into U.S. dollars at September 30, 2008 is $3.8 million.  A 10% change in foreign currency exchange rates would amount to a $0.4 million change in our net investment in foreign subsidiaries at September 30, 2008.

Commodity Price Risk

        We have not employed an active hedging program related to our commodity price risk, but are employing other strategies for managing this risk, including contracting for a certain percentage of resin needs through supply agreements and opportunistic spot purchases. See Management’s Discussion and Analysis of Financial Condition and Results of Operations – Outlook for 2008 in Part I, Item 2 of this Quarterly Report on Form 10-Q for further discussion of our exposure to increasing raw material costs.

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

index

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

Changes in Internal Control over Financial Reporting

There have been no changes in Katy’s internal control over financial reporting during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, Katy’s internal control over financial reporting.

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

Item 1A.  RISK FACTORS

We are affected by risks specific to us as well as factors that affect all businesses operating in a global market.  The significant factors known to us that could materially adversely affect our business, financial condition, or operating results are described in Part I, Item 1A of our Annual Report on Form 10-K/A, filed on June 16, 2008.  There has been no material change in those risk factors.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On December 5, 2005, the Company announced the resumption of a plan to repurchase $1.0 million in shares of its common stock.  During the three and nine month periods ended September 30, 2008, the Company purchased no shares of common stock.  During the nine month period ended September 30, 2007, the Company purchased 1,301 shares of common stock on the open market for $3 thousand.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5.  OTHER INFORMATION

           On October 10, 2008, the Company announced that its Board of Directors had approved a plan to deregister the Company’s common stock under the Securities Exchange Act of 1934, as amended, and therefore, to terminate its obligations to file periodic and current reports with the Securities and Exchange Commission (“SEC”).  The principal reason for the Company’s decision to go private is to eliminate the substantial expenses associated with filing various periodic and current reports with the SEC.  The deregistration would be effected through a 1-for-500 reverse stock split of its common stock (the “Reverse Stock Split”), with cash being issued in lieu of any resulting fractional shares in the amount of $2.00 per pre-split share, which would result in the reduction of the number of common stockholders of the Company to fewer than 300.  This would permit the Company to discontinue the filing of annual and periodic reports and other filings with the SEC.

Also on October 10, 2008, the Company filed with the SEC a preliminary Schedule 13E-3 Transaction Statement and a preliminary Schedule 14A Proxy Statement describing the anticipated transaction in detail and soliciting stockholders to vote on amending the Company’s certificate of incorporation to provide for the Reverse Stock Split.  Once the SEC completes its review of the preliminary Schedule 13E-3 Transaction Statement and Schedule 14A Proxy Statement and such statements are filed in a definitive form, the Company will mail copies to stockholders.  The Company’s Board of Directors reserves the right to abandon the transaction if for any reason the Board of Directors determines that, in the best interest of the Company’s stockholders, it is not advisable to proceed with the transaction, even assuming the stockholders approve the transaction by vote.

index

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

KATY INDUSTRIES, INC.
Registrant

DATE: November 5, 2008                                                                                                                               By /s/ David J. Feldman
                           David J. Feldman
                           President and Chief Executive Officer

                           By /s/ James W. Shaffer
                           James W. Shaffer
                           Vice President and Chief Financial Officer