Form 10-K
period 2008-12-31
KATY INDUSTRIES INC
filed 2009-03-31
CIK 54681

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-K

☑ Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2008

OR
☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 1-5558
Katy Industries, Inc.
(Exact name of registrant as specified in its charter)

Delaware	75-1277589
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

305 Rock Industrial Park Drive, Bridgeton, Missouri (Address of Principal Executive Offices)	63044 (Zip Code)

Registrant’s telephone number, including area code: (314) 656-4321

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

(Title of class)
Common Stock, $1.00 par value

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

The aggregate market value of the voting common stock held by non-affiliates of the registrant based upon its closing transaction price on the OTC Bulletin Board on June 30, 2008 was $9,395,279*.

As of March 4, 2009, 7,951,176 shares of common stock, $1.00 par value, were outstanding, the only class of the registrant’s common stock.

*	Calculated by excluding all shares held by executive officers and directors of the registrant without conceding that all such persons are “affiliates” of the registrant for purposes of federal securities laws.

DOCUMENTS INCORPORATED BY REFERENCE

The information required to be furnished pursuant to Part III of this Form 10-K is set forth in, and is hereby incorporated by reference herein from, the registrant’s definitive proxy statement for the 2009 annual meeting of stockholders to be filed by the registrant with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the fiscal year ended December 31, 2008. With the exception of the sections of the 2009 Proxy Statement specifically incorporated herein by reference, the 2009 Proxy Statement is not deemed to be filed as part of this Form 10-K.

PART I

STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Except for the historical information and current statements contained in this Annual Report on Form 10-K, certain matters discussed herein or incorporated by reference, including, without limitation, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, in press releases, written statements or other documents filed with or furnished to the Securities and Exchange Commission (“SEC”), or in our communications or discussions through webcasts, conference calls and other presentations may be deemed to be forward-looking statements within the meaning of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended. Forward-looking statements involve risks and uncertainties. Actual results could differ materially from those projected in or contemplated by forward-looking statements due to a number of important factors, including the factors discussed under “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 1.	BUSINESS

Katy Industries, Inc. (“Katy” or the “Company”) was organized as a Delaware corporation in 1967. Our principal business is the manufacturing and distribution of commercial cleaning products. We also manufacture and distribute storage products. The Company’s business units operate within a framework of policies and goals aligned under a corporate group. Katy’s corporate group is responsible for overall planning, sales management, financial management, human resource management, acquisitions, dispositions, and other related administrative matters.

Operations

Selected operating data for our only reporting unit, Maintenance Products Group, can be found in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part II, Item 7. Information regarding foreign and domestic operations can be found in Note 16 to the Consolidated Financial Statements included in Part II, Item 8. Set forth below is information about our reporting unit.

The Maintenance Products Group’s principal business is the manufacturing and distribution of commercial cleaning products. We also manufacture and distribute storage products. Commercial cleaning products are sold primarily to janitorial/sanitary and foodservice distributors that supply end users such as restaurants, hotels, healthcare facilities and schools. Storage products are primarily sold through major home improvement and mass market retail outlets. Net sales and operating loss for the Maintenance Products Group during 2008 were $167.8 million and $7.5 million, respectively. The group accounted for all of the Company’s continuing revenues in 2008. Total assets for the group were $73.3 million at December 31, 2008. See Note 16 to the Consolidated Financial Statements of Katy included in Part II, Item 8 for a reconciliation of the operating amounts to the consolidated amounts.

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

The Continental business unit is a plastics manufacturer and an importer and distributor of products for the commercial janitorial/sanitary maintenance and food service markets. Continental products include commercial waste receptacles, buckets, mop wringers, janitorial carts, and other products designed for commercial cleaning and food service. Continental products are sold under the following brand names: Continental®, Kleen Aire®, Huskeetm, SuperKan®, King Kan®, Unibody®, and Tilt-N-Wheel®.

The Contico business unit is a plastics manufacturer and distributor of home storage products, sold primarily through major home improvement and mass market retail outlets. Contico products include plastic home storage units such as domestic storage containers, shelving and hard plastic gun cases and are sold under the brand names Contico® and Tuffbin®. Contico® is a registered trademark used under license from Contico Europe Limited.

The Container business unit is a plastics manufacturer and distributor of industrial storage drums and pails for commercial and industrial use. Products are sold under the Contico® and Contico Containertm brand names.

The CCP Canada business unit is primarily a distributor of plastic products for the commercial and sanitary maintenance markets in Canada.

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

The Gemtex business unit is a manufacturer and distributor of resin fiber disks and other coated abrasives for the original equipment manufacturer (“OEM”), automotive, industrial, and home improvement markets. The most prominent brand name under which the product is sold is Trim-Kut®.

The Glit business unit is a manufacturer and distributor of non-woven abrasive products for commercial and industrial use and also supplies materials to various OEMs. Glit products include floor maintenance pads, hand pads, scouring pads, specialty abrasives for cleaning and finishing and roof ventilation products. These products are sold primarily in the commercial sanitary maintenance, food service and construction markets under the following brand names: Glit®, Kleenfast®, Glit/Microtron®, Fiber Naturals®, Big Boss II®, Blue Ice®, Brillo®, BAB-O®, Old Dutch® and Twistertm. Old Dutch® is a registered trademark used under license from Dial Brands, Inc. and BAB-O® is a registered trademark used under license from Fitzpatrick Bros., Inc. Twistertm is a trademark of HTC Industries, Inc.

The Wilen business unit is an importer and distributor of professional cleaning products that include mops, brooms, brushes, and plastic cleaning accessories. Wilen products are sold primarily through commercial sanitary maintenance and food service markets, with some products sold through consumer retail outlets. Products are sold under the following brand names: Wilen®, Wax-o-matic® and Rototech®.

We have restructured many of our operations in order to maintain what we believe is a low cost structure, which is essential for us to be competitive in the markets we serve. These restructuring efforts include consolidation of facilities, headcount reductions, and evaluation of sourcing strategies to determine the lowest cost method for obtaining finished product. Costs associated with these efforts include expenses for recording liabilities for non-cancelable leases at facilities that have been abandoned, severance and other employee termination and exit costs that may be incurred not only with consolidation of facilities, but potentially the complete shut down of certain manufacturing and distribution operations. We have incurred approximately $2.2 million in restructuring expenses since the beginning of 2006. Additional details regarding severance, restructuring and related charges can be found in Note 18 to the Consolidated Financial Statements included in Part II, Item 8.

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

The commercial distribution channels for our commercial cleaning products are highly fragmented, resulting in a large number of small customers, mainly distributors of janitorial cleaning products. We also market certain of our products to the construction trade, and resin fiber disks and other abrasive disks to OEMs. The markets for these commercial products are highly competitive. Competition is based primarily on price and the ability to provide superior customer service in the form of complete and on-time product delivery. Other competitive factors include brand recognition and product design, quality and performance. We compete for market share with a number of different competitors, depending upon the specific product. In large part, our competition is unique in each product line of the Maintenance Products Group. We believe that we have established long standing relationships with our major customers based on quality products and service, and our ability to offer a complete line of products. While each product line is marketed under a different brand name, they are sold as complementary products, with customers able to access all products through a single purchase order. We also continue to strive to be a low cost producer in this industry; however, our ability to remain a low cost producer in the industry is highly dependent on the price of our raw materials, primarily resin (see discussion below). Being a low cost producer is also dependent upon our ability to reduce and subsequently control our cost structure, which has benefited from our recent restructuring efforts.

We market branded plastic home storage units to mass merchant retailers in the U.S. and Canada. Sales and marketing of these products is generally handled by direct sales personnel and external representative groups. The consumer distribution channels for these products, especially the in-home products, are highly concentrated, with several large mass merchant retailers representing a very significant portion of the customer base. We compete with a limited number of large companies that offer a broad array of products and many small companies with niche offerings. With few consumer storage products enjoying patent protection, the primary basis for competition is price. Therefore, efficient manufacturing and distribution capability is critical to success. Ultimately, our ability to remain competitive in these consumer markets is dependent upon our position as a low cost producer, and also upon our development of new and innovative products. Our ability to become a low cost producer in the industry is highly dependent on the price of our raw materials, primarily thermoplastic resin (see discussion below). Being a low cost producer is also dependent upon our ability to reduce and subsequently control our cost structure, which has benefited from our recent restructuring efforts. Our restructuring efforts have included consolidation of facilities and headcount reductions.

Backlog

Our aggregate backlog position for the Maintenance Products Group was $4.2 million and $6.3 million as of December 31, 2008 and 2007, respectively. Substantially all of the orders in backlog as of December 31, 2008 are believed to be firm. Based on historical experience, substantially all orders are expected to be shipped during 2009.

Raw Materials

Our operations did not experience significant difficulties in obtaining raw materials, fuels, parts or supplies for their activities during the year ended December 31, 2008, but no prediction can be made as to possible future supply problems or production disruptions resulting from possible shortages. We are also subject to uncertainties involving labor relations issues at entities involved in our supply chain, both at suppliers and in the transportation and shipping area. Our Continental, Container and Contico business units (and some others to a lesser extent) use polyethylene, polypropylene and other thermoplastic resins as raw materials in a substantial portion of their plastic products. After a steady increase in 2007 and a very substantial increase in the first ten months of 2008, prices of plastic resins, such as polyethylene and polypropylene, fell dramatically at the end of 2008 as world demand fell and suppliers sold off excess inventories. Prices have increased slightly in the first quarter of 2009 as suppliers have reduced production. Management has observed that the prices of plastic resins are driven to an extent by prices for crude oil and natural gas, in addition to other factors specific to the supply and demand of the resins themselves. Prices for corrugated packaging material and other raw materials have also accelerated over the past few years. We have not employed an active hedging program related to our commodity price risk, but have employed other strategies for managing this risk, including contracting for a certain percentage of resin needs through supply agreements and opportunistic spot purchases. We were able to reduce the impact of some of these increases through supply contracts, opportunistic buying, vendor negotiations and other measures. In addition, some price increases were implemented when possible; however, in a climate of rising raw material costs (especially in the last three years), we experience difficulty in raising prices to shift these higher costs to our consumer customers for our plastic products. Our future earnings may be negatively impacted to the extent further increases in costs for raw materials cannot be recovered or offset through higher selling prices. We cannot predict the direction our raw material prices will take during 2009 and beyond.

Employees

As of December 31, 2008, we employed 680 people, of which 180 were members of various labor unions. Our labor relations are generally satisfactory and there have been no strikes in recent years. The next union contract set to expire, covering approximately 51 employees, will expire in January 2010.

Regulatory and Environmental Matters

Our operations are subject to various laws and regulations relating to workplace safety and the environment. Compliance with laws regulating the discharge of materials into the environment or otherwise relating to the protection of the environment has historically had a material effect on our capital expenditures and earnings. See Note 17 to the Consolidated Financial Statements in Part II, Item 8.

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

In addition to other information and risk disclosures contained in this report, we encourage you to consider the risk factors discussed below in evaluating our business. We work to manage and mitigate risks proactively. Nevertheless, the following risk factors, some of which may be beyond our control, could materially impact our results of operations or cause future results to materially differ from current expectations. Please also see “Forward-Looking Statements” in Item 7.

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

The prices for certain raw materials used in our operations, specifically thermoplastic resin, have demonstrated volatility over the past few years. The volatility of resin prices is expected to continue and may be affected by numerous factors beyond our control, including domestic and international economic conditions, labor costs, the price and production levels of oil, competition, import duties and tariffs and currency exchange rates. We attempt to reduce our exposure to increases in those costs through a variety of programs, including opportunistic buying of product in the spot market, entering into contracts with suppliers, and seeking substitute materials. However, there can be no assurance that we will be able to offset increased raw material costs through price increases and there may be a delay from quarter to quarter between the timing of raw material cost increases and price increases on our products. If we are unable to offset increased raw material costs, our production costs may increase and our margins may decrease, which may have a material adverse effect on our results of operations.

Fluctuations in the price, quality and availability of certain portions of our finished goods due to greater reliance on third party suppliers could negatively impact our results of operations.

Because we are dependent on third party suppliers for a certain portion of our finished goods, we must obtain sufficient quantities of quality finished goods from our suppliers at acceptable prices and in a timely manner. We have no long-term supply contracts with our key suppliers and our ability to maintain close, mutually beneficial relationships with our third party suppliers is important to the ongoing profitability of our business. Unfavorable fluctuations in the price, quality and availability of these finished goods products could negatively impact our ability to meet the demands of our customers and could result in a decrease in our sales and earnings.

Our inability to realize the benefits of our recent facility consolidations and restructuring plans or any future acquisition integration plans could adversely affect our business and results of operations.

During the past five years, we have consolidated several of our manufacturing, distribution and office facilities. The success of these consolidations and any future acquisitions will depend on our ability to integrate assets and personnel, apply our internal control processes to these businesses, and cooperate with our strategic partners. We may encounter difficulties in integrating business units acquired in the future with our operations and in managing strategic investments. Furthermore, we may not realize the degree or timing of benefits we anticipate when we first entered into these organizational changes. Any of the foregoing could adversely affect our business and results of operations.

Our inability to implement our strategy of continuously improving our productivity and streamlining our operations could have an adverse effect on our financial condition and results of operations.

During the past five years, we have restructured many of our operations in order to maintain a low cost structure, which is essential for us to be competitive in the markets we serve. We must continuously improve our manufacturing efficiencies by the use of Lean Manufacturing and other methods in order to reduce our overhead structure. In addition, in the future we will need to develop additional efficiencies within the sourcing/purchasing and administration areas of our operations. The plans and programs we may implement in the future for the purpose of improving efficiencies may not be completed substantially as planned, may be more costly to implement than expected and may not have the positive profit-enhancing impact anticipated. In the event we are unable to continue to improve our productivity and streamline our operations, our financial condition and results of operations may be harmed. In addition, over the past three years we identified and sold certain business assets that we considered non-core to our future operations for the purpose of improving our financial condition. There is no assurance that the sale of the assets will lead to increased profitability and our strategy of divestiture of non-core assets may not be successful in the long-term.

An increase in interest rates may negatively impact our operating results.

As of December 31, 2008 all of our outstanding debt was subject to variable interest rates. An increase in interest rates may have a material adverse effect on our financial condition and results of operations.

The cost of servicing our debt on which we are required to make interest and principal payments may adversely affect our liquidity and financial condition, limit our ability to grow and compete, and prevent us from fulfilling our obligations under our indebtedness.

As of December 31, 2008, we had $17.5 million of debt outstanding. Subject to limits contained in the agreements governing our outstanding debt, we may incur additional debt in the future. Our indebtedness places significant demands on our cash resources, which may:

•	make it more difficult for us to satisfy our outstanding debt obligations;

•	require us to dedicate a substantial portion or even all of our cash flow from operations to payments on our debt, thereby reducing the amount of our cash flow available for working capital, capital expenditures, acquisitions, and other general corporate purposes;

•	increase the amount of interest expense that we will have to pay because our borrowings are at variable rates of interest, which, if increased, will result in higher interest payments;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industries in which we compete;

•	place us at a competitive disadvantage compared to our competitors, some of which have lower debt service obligations and greater financial resources than we do;

•	limit our ability to borrow additional funds; and

•	increase our vulnerability to existing and future adverse economic and industry conditions.

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

The agreements relating to our outstanding debt, including our Second Amended and Restated Loan Agreement with Bank of America, N.A. (the “Bank of America Credit Agreement”), contain a number of restrictive covenants that limit our ability to, among other things:

•	incur additional debt;

•	make certain distributions, investments and other restricted payments;

•	limit the ability of restricted subsidiaries to make payments to us;

•	enter into transactions with affiliates;

•	create certain liens;

•	sell assets and if sold, use the proceeds at management’s discretion; and

•	consolidate, merge or sell all or substantially all of our assets.

Our secured debt also contains other customary covenants, including, among others, provisions relating to the maintenance of the property securing the debt and restricting our ability to pledge assets or create other liens. In addition, our credit facility requires us to maintain at least $5.0 million in borrowing availability which represents our eligible collateral base less outstanding borrowings and letters of credit. The borrowing availability requirement contained in our credit facility may restrict our operations and our ability to fund capital expenditures, operations and business opportunities in a normal manner. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Bank of America Credit Agreement” for further discussion.

The failure to comply with the covenants contained in our debt agreements could subject us to default remedies, including the acceleration of all or a substantial portion of our existing indebtedness. As of December 31, 2008, we were in compliance with all such covenants. If we were to breach any of our debt covenants and did not cure the breach within any applicable cure period, our lenders could require us to repay the debt immediately, and, if the debt is secured, could immediately begin proceedings to take possession of the property securing the loan. Our debt arrangements contain cross-default provisions, which means that the lenders under those debt arrangements can place us in default and require immediate repayment of their debt if we breach and fail to cure a covenant under certain of our other debt obligations. As a result, any default under our debt covenants could have an adverse effect on our financial condition, our results of operations, our ability to meet our obligations and the market value of our shares.

If we are unable to comply with the terms of our debt agreements, we could seek to obtain an amendment to such debt agreements and pursue increased liquidity through additional debt financing and/or the sale of assets. It is possible, however, we may not be able to obtain further amendments from the lender or secure additional debt financing or liquidity through the sale of assets on favorable terms or at all.

Work stoppages or other labor issues at our facilities or those of our suppliers could adversely affect our operations.

At December 31, 2008, we employed approximately 680 persons in our various businesses, of which approximately 26% were subject to collective bargaining or similar arrangements. As a result, we are subject to the risk of work stoppages and other labor-relations matters. These collective bargaining agreements expire at various times. The next union contract set to expire, covering approximately 51 employees, will expire in January 2010. If our union employees were to engage in a strike, work stoppage or other slowdown, we could experience a significant disruption of our operations or higher ongoing labor costs. We believe our relationships with our union employees are good, but these relationships could deteriorate. Any failure by us to reach a new agreement upon expiration of such union contracts may have a material adverse effect on our business, results of operations, or financial condition. We are also subject to labor relations issues at entities involved in our supply chain, including both suppliers and those entities involved in transportation and shipping. If any of our suppliers experience a material work stoppage, that supplier may interrupt supply of our necessary production components. This could cause a delay or reduction in our production facilities relating to these products, which could have a material adverse effect on our business, results of operations, or financial condition.

We may not be able to protect our intellectual property rights adequately or assure that third parties will not claim proprietary rights infringement by us in the future.

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

We extensively utilize computer and communications systems to operate our business and manage our internal operations including demand and supply planning and inventory control. Any interruption of this service from power loss, a telecommunications failure, the failure of our computer systems or a computer virus or other interruption caused by weather, natural disasters or any similar event could disrupt our operations and result in lost sales.

We rely on our management information systems to operate our business and to track our operating results. Our management information systems will require modification and refinement as we grow and our business needs change. If we experience a significant system failure or if we are unable to modify our management information systems to respond to changes in our business needs, our ability to properly manage our business could be adversely affected.

Our future performance is influenced by our ability to remain competitive.

As discussed in “Business – Competition,” we operate in markets that are highly competitive and face substantial competition from numerous competitors in each of our product lines. Our competitive position in the markets in which we participate is, in part, subject to external factors. For example, supply and demand for certain of our products is driven by end-use markets and worldwide capacities which, in turn, impact demand for and pricing of our products. Many of our direct competitors are part of large multi-national companies and may have more resources than we do. Any increase in competition may result in lost market share or reduced prices, which could result in reduced gross profit margins. This may impair our ability to grow or even to maintain current levels of sales and earnings. If we are not as cost efficient as our competitors, or if our competitors are otherwise able to offer lower prices, we may lose customers or be forced to reduce prices, which could negatively impact our financial results.

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

Changes in laws and government regulations affecting environmental compliance and income taxes could adversely affect our business and results of operations.

We are subject to many environmental and safety regulations with respect to our operating facilities. Most of our facilities are subject to extensive laws, regulations, rules and ordinances relating to the protection of the environment, including those governing the discharge of pollutants into the air and water and the generation, management and disposal of hazardous substances and wastes or other materials. We may incur substantial costs, including fines, damages and criminal penalties or civil sanctions, or experience interruptions in our operations for actual or alleged violations or compliance requirements arising under environmental laws. Our operations could result in violations under environmental laws, including spills or other releases of hazardous substances to the environment. Given the nature of our business, violations of environmental laws may result in restrictions imposed on our operating activities or substantial fines, penalties, damages or other costs, including costs as a result of private litigation. In addition, we may incur significant expenditures to comply with existing or future environmental laws. Costs relating to environmental matters will be subject to evolving regulatory requirements and will depend on the timing of promulgation and enforcement of specific standards that impose requirements on our operations. Costs beyond those currently anticipated may be required under existing and future environmental laws.

At any point in time, a number of our tax years are subject to audit by various taxing jurisdictions. The results of these audits and negotiations with tax authorities may affect tax positions taken. Additionally, our effective tax rate in a given financial statement period may be materially impacted by changes in the geographic mix or level of earnings.

We are subject to litigation that could adversely affect our operating results.

From time to time we may be a party to lawsuits and regulatory actions relating to our business. Due to the inherent uncertainties of litigation and regulatory proceedings, we cannot accurately predict the ultimate outcome of any such proceedings. An unfavorable outcome could have a material adverse impact on our business, financial condition and results of operations. In addition, regardless of the outcome of any litigation or regulatory proceedings, such proceedings could result in substantial costs and may require that we devote substantial resources to our defense. Further, changes in government regulations both in the United States and Canada could have adverse effects on our business and subject us to additional regulatory actions. We are currently a party to various lawsuits. See Item 3, “Legal Proceedings.”

We are primarily self-insured with respect to health insurance and workers’ compensation. If our reserves for health insurance and workers’ compensation claims and other expenses are inadequate, we may incur additional charges if the actual costs of these claims exceed the amounts estimated.

Because of high deductibles on our casualty and health insurance policies, we are effectively self-insured with respect to these coverages. Employee health claims are self-insured except to the extent of stop-loss coverage on large claims. In our financial statements, we maintain a reserve for health insurance and workers’ compensation claims using actuarial estimates from third-party consultants and historical data for payment patterns, cost trends and other relevant factors. We evaluate the accrual rates for our reserves regularly throughout the year and we have in the past made adjustments as needed. Due to the uncertainties inherent in the actuarial process, the amount reserved may differ from actual claim amounts and we may be required to further adjust our reserves in the future to reflect the actual cost of claims and related expenses. If the actual cost of such claims and related expenses exceeds the amounts estimated, we may be required to record additional charges for these claims and/or additional reserves may be required.

Management turnover could cause our business, results of operations and financial condition to suffer.

Our continued success in our business is based upon many factors, including but not limited to, the expansion of our customer base, the enhancement of the products we offer existing customers, aggressive sales and marketing efforts, effective cost containment and capital investment measures, and a strong strategic vision. Achievement of this success will require effective management both in headquarters and in business unit operations. During fiscal 2008, we had a high level of turnover in our management positions. Any inability to effectively manage our existing business and our future growth may harm our business, results of operations, and financial condition.

Item 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

Item 2.	PROPERTIES

As of December 31, 2008, our total building floor area owned or leased was 1,654,000 square feet, of which 185,000 square feet were owned and 1,469,000 square feet were leased. The following table shows a summary by location of our principal facilities including the nature of the facility and the related business unit.

Location	Facility	Business Unit

UNITED STATES
California
Norwalk	Office, Manufacturing, Distribution	Continental, Contico, Container
Chino	Distribution	Continental, Contico, Glit, Wilen, Disco
Georgia
Atlanta	Office, Manufacturing, Distribution	Wilen
McDonough	Office, Manufacturing, Distribution	Glit, Wilen, Disco
Wrens*	Office, Manufacturing, Distribution	Glit
Missouri
Bridgeton	Office, Manufacturing, Distribution	Continental, Contico, Corporate
Hazelwood	Manufacturing	Contico
CANADA
Ontario
Toronto	Office, Manufacturing, Distribution	Gemtex, CCP Canada

*	Office/manufacturing facility is owned.

These business units are all part of the Maintenance Products Group reportable segment at December 31, 2008. We believe that our current facilities have been adequately maintained, generally are in good condition, and are suitable and adequate to meet our needs in our existing markets for the foreseeable future.

Item 3.	LEGAL PROCEEDINGS

Information regarding legal proceedings is included in Note 17 to the Consolidated Financial Statements in Part II, Item 8 and is incorporated by reference herein.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the security holders during the fourth quarter of 2008.

PART II

Item 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our stock is traded on the OTC Bulletin Board system (“OTCBB”) under the symbol “KATY.” Trading of our common stock on the OTCBB commenced on April 16, 2007. Our common stock previously traded on the New York Stock Exchange (“NYSE”) until April 12, 2007.

The following table sets forth high and low sales prices for the common stock in composite transactions as reported on the NYSE composite tape through April 12, 2007 and subsequently on the OTCBB system. Reported prices from the OTCBB reflect inter-dealer prices, without retail mark-up, mark-down or commission and thus may not necessarily represent actual transactions.

Period	High	Low

2008
First Quarter	$2.20	$0.85
Second Quarter	1.95	0.85
Third Quarter	1.75	0.80
Fourth Quarter	1.44	0.70

2007
First Quarter	$2.72	$2.00
Second Quarter	2.20	1.05
Third Quarter	1.65	1.10
Fourth Quarter	2.00	0.75

As of March 4, 2009, there were 555 holders of record of our common stock, in addition to approximately 1,400 holders in street name, and there were 7,951,176 shares of common stock outstanding.

Dividend Policy

Dividends are paid at the discretion of our Board of Directors. The Board of Directors suspended quarterly dividends on March 30, 2001 in order to preserve cash for operations, and the Company has not declared or paid any cash dividends on its common stock since that time. In addition, the Bank of America Credit Agreement prohibits the Company from paying dividends on its securities, other than dividends paid solely in securities. The Company currently intends to retain its future earnings, if any, to fund the development and growth of its business and, therefore, does not anticipate paying any dividends, either in cash or securities, in the foreseeable future. Any future decision concerning the payment of dividends on the Company’s common stock will be subject to its obligations under the Bank of America Credit Agreement and will depend upon the results of operations, financial condition and capital expenditure plans of the Company, as well as such other factors as the Board of Directors, in its sole discretion, may consider relevant. For a discussion of our Bank of America Credit Agreement, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Equity Compensation Plan Information

Information regarding securities authorized for issuance under the Company’s equity compensation plans as of December 31, 2008 is set forth in Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Item 6.  SELECTED FINANCIAL DATA

	Years Ended December 31,
	2008	2007	2006	2005	2004
	(Amounts in Thousands, except per share data and percentages)

Net sales	$167,802	$187,771	$192,416	$200,085	$221,390

Gross profit	$12,124	$20,254	$25,069	$14,439	$19,654

Loss from continuing operations	$(18,801)	$(13,881)	$(8,661)	$(22,466)	$(48,595)
Discontinued operations [a]	2,319	12,380	(2,962)	8,669	12,474
Cumulative effect of a change in accounting principle [a][b]	–	–	(756)	–	–

Net loss	(16,482)	(1,501)	(12,379)	(13,797)	(36,121)
Payment-in-kind of dividends on convertible preferred stock [c]	–	–	–	–	(14,749)

Net loss attributable to common stockholders	$(16,482)	$(1,501)	$(12,379)	$(13,797)	$(50,870)

Loss per share of common stock — Basic and diluted:
Loss from continuing operations attributable to common stockholders	$(2.36)	$(1.75)	$(1.09)	$(2.83)	$(8.03)
Discontinued operations	0.29	1.56	(0.37)	1.09	1.58
Cumulative effect of a change in accounting principle	–	–	(0.09)	–	–

Net loss attributable to common stockholders	$(2.07)	$(0.19)	$(1.55)	$(1.74)	$(6.45)

Total assets	$77,295	$98,564	$182,694	$212,094	$224,464
Inventories, net	19,911	26,160	55,960	62,799	65,674
Stockholders’ equity	19,293	36,456	42,032	54,704	68,585
Long-term debt, including current maturities	17,546	13,453	56,871	57,660	58,737
Impairments of long-lived assets [d]	–	–	–	2,112	29,974
Severance, restructuring and related charges [d]	(360)	2,581	17	956	2,621
Depreciation and amortization [d]	8,259	7,294	7,628	7,699	10,779
Capital expenditures [d]	7,535	4,403	3,733	8,210	9,773

Working capital [e]	$8,030	$15,622	$48,564	$48,132	$59,855
Ratio of debt to capitalization	47.6%	27.0%	57.5%	51.3%	46.1%

Weighted average common shares outstanding — Basic and diluted	7,951,176	7,951,231	7,966,742	7,948,749	7,883,265
Number of employees	680	920	1,172	1,544	1,793
Cash dividends declared per common share	$–	$–	$–	$–	$—

[a]	Presented net of tax.

[b]	This amount is stock compensation expense recorded with the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment.

[c]	Represents a 15% payment-in-kind dividend on our Convertible Preferred Stock. See Note 11 to the Consolidated Financial Statements in Part II, Item 8.

[d]	From continuing operations only.

[e]	Defined as current assets minus current liabilities, exclusive of deferred tax assets and liabilities and debt classified as current.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report and the information incorporated by reference in this report contain various “forward-looking statements” as defined in Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act of 1934, as amended. The forward-looking statements are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. We have based these forward-looking statements on current expectations and projections about future events and trends affecting the financial condition of our business. Additional information concerning these and other risks and uncertainties is included in Item 1A under the caption “Risk Factors.” Words and phrases such as “expects,” “estimates,” “will,” “intends,” “plans,” “believes,” “should,” “anticipates,” and the like are intended to identify forward-looking statements. The results referred to in forward-looking statements may differ materially from actual results because they involve estimates, assumptions and uncertainties. Forward-looking statements included herein are as of the date hereof and we undertake no obligation to revise or update such statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. All forward-looking statements should be viewed with caution. These forward-looking statements are subject to risks and uncertainties that may lead to results that differ materially from those expressed in any forward-looking statement made by us or on our behalf, including, among other things:

−	Increases in the cost of, or in some cases continuation of, the current price levels of thermoplastic resins, paper board packaging, and other raw materials.

−	Our inability to reduce product costs, including manufacturing, sourcing, freight, and other product costs.

−	Our inability to reduce administrative costs through consolidation of functions and systems improvements.

−	Our inability to protect our intellectual property rights adequately.

−	Our inability to reduce our raw materials costs.

−	Our inability to expand our customer base and increase corresponding revenues.

−	Our inability to achieve product price increases, especially as they relate to potentially higher raw material costs.

−	Competition from foreign competitors.

−	The potential impact of rising interest rates on our debt outstanding under the Bank of America Credit Agreement.

−	Our inability to meet covenants associated with the Bank of America Credit Agreement.

−	Our inability to access funds under our current loan agreements given the current instability in the credit markets.

−	Our failure to identify, and promptly and effectively remediate, any material weaknesses or significant deficiencies in our internal controls over financial reporting.

−	The potential impact of rising costs for insurance for properties and various forms of liabilities.

−	The potential impact of changes in foreign currency exchange rates related to our Canadian operations.

−	Labor issues, including union activities that require an increase in production costs or lead to a strike, thus impairing production and decreasing sales, and labor relations issues at entities involved in our supply chain, including both suppliers and those involved in transportation and shipping.

−	Changes in significant laws and government regulations affecting environmental compliance and income taxes.

Restatement of Prior Financial Information

As a result of accounting errors in the Company’s raw material inventory records, management and the Company’s Audit Committee determined on August 6, 2007 that the Company’s previously issued consolidated financial statements for the years ended December 31, 2006 and 2005 should no longer be relied upon. The Company’s decision to restate its consolidated financial statements was based on facts obtained by management and the results of an independent investigation of the physical raw material inventory counting process at CCP. These procedures resulted in the identification of the overstatement of raw material inventory when completing the physical inventories. At the time of the physical inventories, the Company did not have sufficient controls in place to ensure that the accurate physical raw material inventory on hand was properly accounted for and reported in the proper period. On August 17, 2007 the Company filed an amended Annual Report on Form 10-K/A as of December 31, 2006 and an amended Quarterly Report on Form 10-Q/A as of March 31, 2007 in order to restate the consolidated financial statements. All amounts included in this Annual Report for the above periods properly reflect the restatement.

OVERVIEW

We are a manufacturer, importer and distributor of commercial cleaning and storage products. Our commercial cleaning products are sold primarily to janitorial/sanitary and foodservice distributors that supply end users such as restaurants, hotels, healthcare facilities and schools. Our storage products are primarily sold through major home improvement and mass market retail outlets.

For purposes of this discussion and analysis section, reference is made to the table below and our Consolidated Financial Statements included in Part II, Item 8. We have one reporting unit: the Maintenance Products Group. Three businesses formerly included in the Maintenance Products Group (Contico Manufacturing, Ltd. (“CML”), Metal Truck Box and Contico Europe Limited (“CEL”)), and the Electrical Products reporting unit have been classified as discontinued operations for the periods prior to their sale. These business units were sold in 2007 and 2006.

Over the past few years, our management has been focused on a number of restructuring and cost reduction initiatives, including the consolidation of facilities, divestiture of non-core operations, selling, general and administrative cost rationalization and organizational changes. We have and expect to continue to benefit from various profit enhancing strategies such as process improvements (including Lean Manufacturing and Six Sigma), value engineering products, improved sourcing/purchasing and lean administration.

End-user demand for our products has historically been stable and recurring. Due to the current economic environment, the need for our products has been reduced along with the reduction in overall economic activity. Since our products in our janitorial/sanitary segment are used for cleaning buildings and office space as well as general cleaning, as vacancies increase the demand for our products will be reduced. As all customers have been impacted through the reduction of available credit lines, our distributors/wholesale retailers have reduced their overall investment in inventories. Both of these occurrences have caused a one-time shrinkage of available business.

Our core commercial cleaning product markets tend to move in tandem with the rate of growth in U.S. gross domestic product (“GDP”). As more industries emphasize both sanitary standards and environmentally friendly solutions, we expect our commercial segment to benefit. Demand for consumer plastic storage products is closely linked to “value” items and the ability to pass raw material increases has been a significant challenge. End-users are sensitive to the price/value relationship more than brand-name and are seeking alternative solutions when the price/value relationship does not meet their expectations.

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

Discontinued Operations

Over the past three years, we identified and sold certain business units that we considered non-core to the future operations of the Company. On November 30, 2007 we sold the Electrical Products Group, which was comprised of the Woods Industries, Inc. (“Woods US”) and Woods Industries (Canada), Inc. (“Woods Canada”) business units. The Electrical Products Group’s principal business was the design and distribution of consumer electrical corded products. Products were sold principally to national home improvement and mass merchant retailers in the United States and Canada. The Electrical Products Group was sold for gross proceeds of approximately $50.7 million, including amounts placed into escrow of $7.7 million related to the filing and receipt of a foreign tax certificate and the sale of specific inventory. During fiscal 2007 we recognized a gain on sale of discontinued businesses of $1.3 million in connection with this sale. The gain in fiscal 2007 did not include $0.9 million of the $7.7 million in escrow as further steps were required to realize those funds. During the year ended December 31, 2008 we received $7.7 million from escrow upon the receipt of the foreign tax certificate and sale of specific inventory, as well as $0.8 million in final working capital adjustment. As a result, we recognized an additional $1.7 million gain on sale of discontinued businesses, consisting of the $0.9 million in escrow not recognized at the time of sale and the $0.8 million final working capital adjustment. As of December 31, 2008 there were no amounts remaining in escrow.

In 2007 we sold the CML business unit, a distributor of a wide range of cleaning equipment, storage solutions and washroom dispensers for the commercial and sanitary maintenance and food service markets primarily in the U.K. for gross proceeds of approximately $10.6 million, including a receivable of $0.6 million associated with final working capital levels. A gain (net of tax) of $7.1 million was recognized in 2007. We recorded a gain of $0.1 million during 2008 in connection with the ultimate collection of the receivable. CML was formerly part of the Maintenance Products Group.

In 2006 we sold the CEL business unit, a manufacturer and distributor of plastic consumer storage and home products sold primarily to major retail outlets in the U.K., for gross proceeds of approximately $3.0 million. A loss (net of tax) of $5.4 million was recognized in 2006. CEL was formerly part of the Maintenance Products Group. In 2007 we sold the real estate assets associated with the business unit for gross proceeds of approximately $6.1 million, which resulted in a gain of approximately $1.9 million.

In 2006 we sold the Metal Truck Box business unit, a manufacturer and distributor of aluminum and steel automotive storage products located in Winters, Texas, for gross proceeds of approximately $3.6 million, including a note receivable of $1.2 million, and recognized a loss of $0.1 million as a result of the sale. The Metal Truck Box business unit was formerly part of the Maintenance Products Group.

	Years Ended December 31,
	2008		2007		2006
	(Amounts in Millions, except per share data and percentages)
	$	% to Sales	$	% to Sales	$	% to Sales

Net sales	$167.8	100.0	$187.8	100.0	$192.4	100.0
Cost of goods sold	155.7	92.8	167.5	89.2	167.3	87.0

Gross profit	12.1	7.2	20.3	10.8	25.1	13.0
Selling, general and administrative expenses	29.0	(17.2)	26.0	(13.8)	30.5	(15.8)
Severance, restructuring and related charges	(0.4)	0.2	2.6	(1.4)	—	—
Loss on sale or disposal of assets	1.0	(0.6)	2.4	(1.3)	0.4	(0.2)

Operating loss	(17.5)	(10.4)	(10.7)	(5.7)	(5.8)	(3.0)

Equity in income of equity method investment	—		0.8		—
Gain on SESCO joint venture transaction	—		—		0.6
Interest expense	(1.7)		(4.6)		(4.2)
Other, net	0.5		(0.1)		0.2

Loss from continuing operations before income tax (provision) benefit	(18.7)		(14.6)		(9.2)
Income tax (provision) benefit from continuing operations	(0.1)		0.7		0.5

Loss from continuing operations	(18.8)		(13.9)		(8.7)
Income from operations of discontinued businesses (net of tax)	0.6		2.3		2.5
Gain (loss) on sale of discontinued businesses (net of tax)	1.7		10.1		(5.4)

Loss before cumulative effect of a change in accounting principle	(16.5)		(1.5)		(11.6)
Cumulative effect of a change in accounting principle (net of tax)	—		—		(0.8)

Net loss	$(16.5)		$(1.5)		$(12.4)

Loss per share of common stock — Basic and diluted
Loss from continuing operations	$(2.36)		$(1.75)		$(1.09)
Discontinued operations	0.29		1.56		(0.37)
Cumulative effect of a change in accounting principle	—		—		(0.09)

Net loss	$(2.07)		$(0.19)		$(1.55)

RESULTS OF OPERATIONS

2008 COMPARED TO 2007

Net sales from our only reporting segment, the Maintenance Products Group, decreased from $187.8 million during the year ended December 31, 2007 to $167.8 million during the year ended December 31, 2008, a decrease of 10.6%. Overall, this decline was due primarily to lower volumes from our Contico business unit, which sells primarily to mass merchant customers, due to our decision to exit certain unprofitable business lines, particularly in the face of rising resin costs. In addition, business units selling into the janitorial, food service and building markets incurred volume shortfalls during the year ended December 31, 2008.

Gross margin was 7.2% for the year ended December 31, 2008, a decrease of 3.6 percentage points from the prior year. Gross margin was adversely impacted by lower volume at all of our business units, rising material costs which were not fully recovered from the marketplace, and accelerated depreciation on certain assets at our Bridgeton and Hazelwood facilities. Selling, general & administrative expenses (“SG&A”) were $29.0 million, or

17.2% of net sales, in 2008, as compared to $26.0 million, or 13.8% of net sales, in 2007. The variance was due to $1.1 million in severance and related transition costs for our former chief executive officer; a $2.6 million net increase in health, general and casualty insurance expense; and $0.5 million in costs related to our plans to deregister our common stock, partially offset by reductions of $0.5 million in professional fees, $0.5 million in stock-based compensation, and $0.2 million in franchise taxes.

Severance, Restructuring and Related Charges

Operating results for the year ended December 31, 2008 were positively impacted by income of $0.4 million from severance, restructuring and related charges. Such income was a result of a reduction of the remaining balance of the non-cancelable lease liability for the Washington, Georgia facility upon the one-time payment to cancel the Company’s future lease obligations. This income was partially offset by charges in 2008 related to changes in lease assumptions for the abandoned Hazelwood facility. Operating results for the year ended December 31, 2007 were adversely impacted by severance, restructuring and related charges of $2.6 million. Charges in 2007 related to changes in lease assumptions for the abandoned Hazelwood facility. In addition, the Company incurred severance, restructuring and related charges with the closure of the Washington facility including the impairment of assets and other costs associated with abandoning the facility. Refer to further discussion of severance and restructuring charges under the caption “Liquidity and Capital Resources — Severance, Restructuring and Related Charges” below, and Note 18 to the Consolidated Financial Statements in Part II, Item 8.

Other

Interest expense decreased by $2.9 million in 2008 compared to 2007 partially as a result of $0.9 million of debt issuance costs being written off in 2007 ($0.3 million from the reduction in the revolving loan within the Previous Credit Agreement (as defined below) on March 8, 2007, and $0.6 million from the reduction in the number of banks included in the Bank of America Credit Agreement), and also as a result of lower average borrowings and interest rates.

Other, net of $0.5 million for the year ended December 31, 2008 consisted primarily of a gain recognized as a result of the settlement agreement reached with Pentland USA, Inc. (“PUSA”) as described in Note 17 to the Consolidated Financial Statements, offset partially by currency translation losses.

We recorded an income tax provision from continuing operations of $0.1 million in 2008, as benefits recognized from our pre-tax loss from continuing operations and the reduction in liabilities related to uncertain tax positions were more than offset by an increase in the valuation allowance for our deferred tax assets and liabilities.

With the sale of the Metal Truck Box, CEL, CML, Woods US, and Woods Canada business units in 2007 and 2006, all activity associated with these units has been classified as discontinued operations. Income from operations, net of tax, for these business units was approximately $0.6 million in 2008 compared to $2.3 million in 2007. Gain on sale of discontinued businesses in 2008 represents a gain of $1.7 million recorded for the finalization and receipt of the working capital adjustments associated with the CML business unit, the receipt of a working capital adjustment and recognition of the deferred gain from the sales of the Woods US and Woods Canada business units. Gain on sale of discontinued businesses in 2007 includes a gain of $8.4 million recorded for the sales of the CML, Woods US and Woods Canada business units. Additionally, gains (losses) related to the CEL business unit were recorded in 2007 of $1.9 million for the separate sale of the real estate assets and ($0.2) million as a result of finalizing the working capital adjustment.

Overall, we reported a net loss of $16.5 million [$2.07 per share] for the year ended December 31, 2008, as compared to a net loss of $1.5 million [$0.19 per share] in the same period of 2007.

2007 COMPARED TO 2006

Net sales from our only reporting segment, the Maintenance Products Group, decreased 2.4% from $192.4 million during the year ended December 31, 2006 to $187.8 million during the year ended December 31, 2007. Overall, this decline was primarily due to lower volume of 4.2% offset by higher pricing of 1.5% and favorable currency translation of 0.3%. Reduced activity within the business units selling into the janitorial markets as well as lower volume at our Glit business unit due to reduced building industry activity were the primary reasons for the volume shortfall for the year ended December 31, 2007.

Higher pricing resulted from the implementation of selling price increases across the Maintenance Products Group, which took effect in the fourth quarter of 2006 and the first quarter of 2007. The implementation of price increases was in response to the increasing cost of our primary raw materials, packaging materials, utilities and freight.

Gross margin was 10.8% in the year ended December 31, 2007, a decrease of 2.2 percentage points from the year ended December 31, 2006. Gross margin was adversely impacted by lower volume and production inefficiencies at our Glit business as well as an unfavorable variance in our LIFO adjustment of $1.8 million primarily resulting from the addition of a current year incremental layer and the change in resin prices. Selling, general and administrative expenses (“SG&A”) as a percentage of sales were 13.8% in 2007 compared to 15.8% in 2006 as a result of lower requirements under the Company’s incentive compensation program and self-insurance programs as well as various cost improvements implemented in the past year.

Severance, Restructuring and Related Charges

Operating results for the year ended December 31, 2007 were adversely impacted by severance, restructuring and related charges of $2.6 million. Charges in 2007 related to changes in lease assumptions for the Hazelwood abandoned facility. In addition, the Company incurred severance, restructuring and related charges with the closure of the Washington, Georgia facility. Upon ceasing use of the facility, costs included the impairment of assets and other costs associated with abandoning the facility. Operating results for the year ended December 31, 2006 include a reduction of the non-cancelable lease liability for our Hazelwood, Missouri facility. This reduction in the liability was offset by costs associated with the restructuring of the Glit business ($0.3 million) and costs associated with the relocation of corporate headquarters ($0.2 million). Refer to further discussion of severance and restructuring charges under the caption “Liquidity and Capital Resources — Severance, Restructuring and Related Charges” below, and Note 18 to the Consolidated Financial Statements in Part II, Item 8.

Other

In 2007, the Company recognized $0.8 million in equity income from the Sahlman investment compared to no net income being recognized in 2006. On December 20, 2007, the Company sold its equity investment to Sahlman for $3.0 million, which resulted in a gain of $0.8 million being reflected within the equity in income of equity method investment. See Note 5 to the Consolidated Financial Statements in Part II, Item 8.

On June 27, 2006, the Company and Montenay Power Corporation (“Montenay”) amended the partnership interest purchase agreement in order to allow the Company to completely exit from the Savannah Energy Systems Company (“SESCO”) operations and related obligations. In addition, Montenay became the guarantor under the loan obligation for the IRBs. Montenay purchased the Company’s limited partnership interest for $0.1 million and a reduction of approximately $0.6 million in the face amount due to Montenay as agreed upon in the original partnership agreement. In addition, Montenay removed the Company as the performance guarantor under the service agreement. As a result of the above transaction, the Company recorded a gain of $0.6 million within continuing operations during the year ended December 31, 2006 given the reduction in the face amount due to Montenay as agreed upon in the original partnership interest purchase agreement.

Interest expense increased by $0.4 million in 2007 as compared to 2006 primarily as a result of $0.9 million of debt issuance costs being written off due to entering into the Second Amended and Restated Credit Agreement with Bank of America. This expense is partially offset by lower average borrowings and interest rates. The benefit from income taxes for 2007 and 2006 reflects a benefit of $0.8 million which offsets a tax provision reflected under discontinued operations for domestic income taxes. The benefit from income taxes for 2007 also reflects state income and Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) provisions of $0.1 million. The benefit from income taxes for 2006 also reflects state income tax and miscellaneous tax provisions of $0.3 million.

With the sale of the Metal Truck Box, CEL, CML, Woods US, and Woods Canada business units over the past two years, all activity associated with these units is classified as discontinued operations. Income from operations, net of tax, for these business units was approximately $2.3 million in 2007 compared to income of $2.5 million in 2006. Gain on sale of discontinued businesses in 2007 includes a gain of $8.4 million recorded for the sales of the CML, Woods US and Woods Canada business units. Additionally, gains (losses) related to the CEL business unit were recorded in 2007 of $1.9 million for the separate sale of the real estate assets and ($0.2) million as a result of finalizing the working capital adjustment. Loss on sale of discontinued businesses in 2006 includes a $0.1 million loss on the sale of the Metal Truck Box business unit, and a $5.4 million loss on the sale of the CEL business unit.

Effective January 1, 2006, the Company adopted SFAS No. 123R, Share-Based Payments. As a result, a cumulative effect of this adoption of $0.8 million was recognized associated with the fair value of all vested stock appreciation rights (“SARs”). Overall, we reported a net loss of $1.5 million [$0.19 per share] for the year ended December 31, 2007, as compared to a net loss of $12.4 million [$1.55 per share] in the same period of 2006.

LIQUIDITY AND CAPITAL RESOURCES

We require funding for working capital needs and capital expenditures. We believe that our cash flow from operations and the use of available borrowings under the Bank of America Credit Agreement (as defined below) provide sufficient liquidity for our operations going forward. As of December 31, 2008, we had cash of $0.7 million as compared to cash of $2.0 million at December 31, 2007. Also as of December 31, 2008, we had outstanding borrowings of $17.5 million (48% of total capitalization) under the Bank of America Credit Agreement. Our unused borrowing availability at December 31, 2008 on the Revolving Credit Facility (as defined below) was $2.9 million after the $5.0 million minimum availability requirement discussed below. As of December 31, 2007, we had outstanding borrowings of $13.5 million (27% of total capitalization) with unused borrowing availability of $11.0 million after the $5.0 million minimum availability requirement.

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

The Revolving Credit Facility has an expiration date of November 30, 2010 and its borrowing base is determined by eligible inventory and accounts receivable, amounting to $21.0 million at December 31, 2008. The Company’s borrowing base under the Bank of America Credit Agreement is reduced by the outstanding amount of standby and commercial letters of credit. All extensions of credit under the Bank of America Credit Agreement are collateralized by a first priority security interest in and lien upon the capital stock of each material domestic subsidiary of the Company (65% of the capital stock of certain foreign subsidiaries of the Company), and all present and future assets and properties of the Company.

The Company’s Term Loan balance immediately prior to the Bank of America Credit Agreement was $10.0 million. The annual amortization on the new Term Loan, paid quarterly, is $1.5 million with final payment due November 30, 2010. The Term Loan is collateralized by the Company’s property, plant and equipment.

The Bank of America Credit Agreement requires the Company to maintain a minimum level of availability such that its eligible collateral must exceed the sum of its outstanding borrowings under the Revolving Credit Facility and outstanding standby and commercial letters of credit by at least $5.0 million. Vendors, financial institutions and other parties with whom the Company conducts business may require letters of credit in the future that either (1) do not exist today or (2) would be at higher amounts than those that exist today. Currently, the Company’s largest letters of credit relate to its casualty insurance programs. At December 31, 2008, total outstanding letters of credit were $4.0 million. In addition, the Bank of America Credit Agreement prohibits the Company from paying dividends on its securities, other than dividends paid solely in securities.

Borrowings under the Bank of America Credit Agreement bear interest, at the Company’s option, at either a rate equal to the bank’s base rate or LIBOR plus a margin based on levels of borrowing availability. Interest rate margins for the Revolving Credit Facility under the applicable LIBOR option will range from 2.00% to 2.50%, or under the applicable prime option will range from 0.25% to 0.75% on borrowing availability levels of $20.0 million to less than $10.0 million, respectively. For the Term Loan, interest rate margins under the applicable LIBOR option will range from 2.25% to 2.75%, or under the applicable prime option will range from 0.50% to 1.00%. Financial covenants such as minimum fixed charge coverage and leverage ratios are not included in the Bank of America Credit Agreement.

If the Company is unable to comply with the terms of the agreement, it could seek to obtain an amendment to the Bank of America Credit Agreement and pursue increased liquidity through additional debt financing and/or the sale of assets. However, the Company may not be able to obtain further amendments from the lender or secure additional debt financing or liquidity through the sale of assets on favorable terms or at all. However, the Company believes that it will be able to comply with all covenants and borrowing availability requirements throughout 2009.

All of the debt under the Bank of America Credit Agreement is re-priced to current rates at frequent intervals. Therefore, its fair value approximates its carrying value at December 31, 2008. For the years ended December 31, 2008, 2007 and 2006, the Company had amortization of debt issuance costs, included within interest expense, of $0.4 million, $2.0 million and $1.2 million, respectively. Included in amortization of debt issuance costs for the year ended December 31, 2007 is approximately $0.6 million of debt issuance costs written off due to the reduction in the number of banks included in the Bank of America Credit Agreement, and $0.3 million written off due to the reduction in the Revolving Credit Facility on March 8, 2007. The Company incurred $0.2 million and $0.3 million associated with entering into the Bank of America Credit Agreement and amending the Previous Credit Agreement, respectively, as discussed above, for the years ended December 31, 2007 and 2006.

The Revolving Credit Facility under the Bank of America Credit Agreement requires lockbox agreements which provide for all Company receipts to be swept daily to reduce borrowings outstanding. These agreements, combined with the existence of a material adverse effect (“MAE”) clause in the Bank of America Credit Agreement, result in the Revolving Credit Facility being classified as a current liability, per guidance in the Emerging Issues Task Force Issue No. 95-22, Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement. The Company does not expect to repay, or be required to repay, within one year, the balance of the Revolving Credit Facility, which has a final expiration date of November 30, 2010. The MAE clause, which is a fairly common requirement in commercial credit agreements, allows the lender to require the loan to become due if it determines there has been a material adverse effect on the Company’s operations, business, properties, assets, liabilities, condition, or prospects. The classification of the Revolving Credit Facility as a current liability is a result only of the combination of the lockbox agreements and the MAE clause.

Cash Flow

Cash used in operating activities before changes in operating assets and discontinued operations was $9.9 million in 2008 as compared to $2.0 million in 2007. This increase was a result of a higher loss from continuing operations in 2008 than 2007, as well as the fact that our net loss in 2007 included more non-cash items, such as the write-off of debt issuance costs and the write-off of assets due to lease termination, than were included in net loss for 2008. Changes in operating assets and liabilities provided $4.6 million of cash in 2008 compared to $8.2 million in cash used for 2007, primarily a result of lower accounts receivable and inventory balances year over year. By the end of 2008, we were turning our inventory at 6.8 times per year as compared to 7.1 times per year in 2007. Cash of $0.5 million and $1.1 million was used in 2008 and 2007, respectively, to satisfy severance, restructuring and related obligations.

Capital expenditures from continuing operations totaled $7.5 million in 2008 as compared to $4.4 million in 2007. The increase in capital spending was from rebuilding our manufacturing lines at our Bridgeton, Missouri location. Cash provided by discontinued operations in 2008 consisted of $9.2 million in proceeds from receivables from the 2007 sales of the Woods US, Woods Canada and CML business units. Cash provided by discontinued operations in 2007 consisted of proceeds from the sales of the Woods US, Woods Canada and CML business units, the real estate assets of the CEL business unit, and our equity investment in Sahlman for a combined $55.6 million, excluding any amounts still held in escrow or outstanding as of December 31, 2007. These proceeds from dispositions were reduced by capital expenditures of $0.4 million made by these businesses.

Cash flows from financing activities in 2008 reflected the increase in our debt levels as cash used in operations and capital expenditures exceeded proceeds from businesses sold in 2007. In 2007, the reduction of our debt obligations was a result of proceeds from the sale of businesses exceeding the requirements from operating and investing activities. Overall, debt increased $4.1 million during 2008 as compared to a decrease of $43.4 million during 2007. Direct debt costs, primarily associated with the debt modifications and refinance transactions, totaled $0.2 million in 2007.

Contractual Obligations

We have contractual obligations associated with our debt, operating lease agreements, severance and restructuring, and other obligations. Our obligations as of December 31, 2008, are summarized below (amounts in thousands):

		Due in less	Due in	Due in	Due after
Contractual Cash Obligations	Total	than 1 Year	1-3 Years	3-5 Years	5 Years

Revolving credit facility [a]	$9,118	$9,118	$–	$–	$–
Term loan	8,428	1,500	6,928	–	–
Interest on debt [b]	1,118	609	509	–	–
Operating leases [c]	27,155	4,731	7,334	4,191	10,899
Severance and restructuring [c]	245	72	173	–	–
Settlement payments [d]	5,500	1,500	3,600	400	–
Postretirement benefits [e]	3,768	572	942	710	1,544

Total Contractual Obligations	$55,332	$18,102	$19,486	$5,301	$12,443

		Due in less	Due in	Due in	Due after
Other Commercial Commitments	Total	than 1 Year	1-3 Years	3-5 Years	5 Years

Commercial letters of credit	$130	$130	$–	$–	$–
Stand-by letters of credit	3,855	3,855	–	–	–

Total Commercial Commitments	$3,985	$3,985	$–	$–	$–

[a]	As discussed in the Liquidity and Capital Resources section above and in Note 8 to the Consolidated Financial Statements in Part II, Item 8, the entire Revolving Credit Facility under the Bank of America Revolving Credit Agreement is classified as a current liability on the Consolidated Balance Sheets as a result of the combination in the Bank of America Credit Agreement of (i) lockbox agreements on Katy’s depository bank accounts, and (ii) a subjective Material Adverse Effect (“MAE”) clause. The Revolving Credit Facility expires in November 2010.

[b]	Represents interest on the Revolving Credit Facility and Term Loan of the Bank of America Credit Agreement. Amounts assume interest accrues at the rate in effect as of December 31, 2008. The amount also assumes the principal balance of the Revolving Credit Facility remains constant through its expiration date of November 30, 2010 and the principal balance of the Term Loan amortizes in accordance with the terms of the Bank of America Credit Agreement. Due to the variable nature of the Bank of America Credit Agreement, actual interest rates could differ from the assumptions above. In addition, actual borrowing levels could differ from the assumptions above due to liquidity needs.

[c]	Future non-cancelable lease rentals are included in the line entitled “Operating leases,” which represent obligations associated with restructuring activities. The line entitled “Severance and restructuring” represents the remaining obligations associated with restructuring activities, net of the future non-cancelable lease rentals. The Consolidated Balance Sheets at December 31, 2008 and 2007 include $0.6 million and $1.5 million, respectively, in discounted liabilities associated with non-cancelable operating lease rentals, net of estimated sub-lease revenues, related to facilities that have been abandoned as a result of restructuring and consolidation activities.

[d]	Amount owed to PUSA as a result of the settlement agreement, discussed in Note 17 to the Consolidated Financial Statements. $1.5 million of this obligation is classified in the Consolidated Balance Sheets as an accrued expense in current liabilities, while the remainder is included in other liabilities.

[e]	Benefits consist of postretirement medical obligations to retirees of former subsidiaries of Katy, as well as deferred compensation plan liabilities to former officers of the Company, discussed in Note 10 to the Consolidated Financial Statements in Part II, Item 8.

The amounts presented in the table above may not necessarily reflect the actual future cash funding requirements of the Company because the actual timing of the future payments made may vary from the stated contractual obligation. In addition, due to the uncertainty with respect to the timing of future cash flows associated with the Company’s unrecognized tax benefits at December 31, 2008, the Company is unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authority. Therefore, $0.4 million of unrecognized tax benefits have been excluded from the contractual obligations table above. See Note 13 to the Consolidated Financial Statements in Part II, Item 8 for a discussion on income taxes.

Off-balance Sheet Arrangements

None.

TRANSACTIONS WITH RELATED AND CERTAIN OTHER PARTIES

Kohlberg & Co., L.L.C. (“Kohlberg”), an affiliate of Kohlberg Investors IV, L.P., whose affiliate holds all 1,131,551 shares of our Convertible Preferred Stock, provides ongoing management oversight and advisory services to the Company. We paid $0.5 million annually for such services in 2008, 2007 and 2006, which is included as a component of selling, general and administrative expense. We expect to pay $0.5 million annually in future years.

SEVERANCE, RESTRUCTURING AND RELATED CHARGES

Over the past several years, the Company has initiated several cost reduction and facility consolidation initiatives, resulting in severance, restructuring and related charges. Key initiatives were the consolidation of the St. Louis, Missouri manufacturing/distribution facilities, the consolidation of the Glit facilities and the relocation of our Corporate office. These initiatives resulted from the on-going strategic reassessment of the Company’s various businesses as well as the markets in which they operate.

A summary of charges (reductions) by major initiative is as follows (amounts in thousands):

	2008	2007	2006

Consolidation of Glit facilities	$(410)	$1,699	$299
Consolidation of St. Louis manufacturing/distribution facilities	50	882	(499)
Corporate office relocation	–	–	217

Total severance, restructuring and related charges	$(360)	$2,581	$17

A rollforward of all restructuring reserves since December 31, 2006 is as follows (amounts in thousands):

		One-time	Contract
		Termination	Termination
	Total	Benefits [a]	Costs [b]	Other [c]

Restructuring liabilities at December 31, 2006	$470	$–	$470	$–
Additions	2,656	151	2,332	173
Reductions	(75)	–	(75)	–
Payments	(909)	(151)	(585)	(173)
Other	(689)	–	(689)	–

Restructuring liabilities at December 31, 2007	$1,453	$–	$1,453	$–
Additions	50	–	50	–
Payments	(524)	–	(524)	–
Other	(410)	–	(410)	–

Restructuring liabilities at December 31, 2008	$569	$–	$569	$–

[a]	Includes severance, benefits, and other employee-related costs associated with the employee terminations.

[b]	Includes charges related to non-cancelable lease liabilities for abandoned facilities, net of potential sub-lease revenue. Total maximum potential amount of lease loss, excluding any sublease rentals, is $1.5 million as of December 31, 2008. The Company has included $0.9 million as an offset for sublease rentals.

[c]	Includes charges associated with equipment removal and cleanup of abandoned facilities.

The Company does not anticipate any further significant severance, restructuring and other related charges in the upcoming year.

Since 2001, the Company has been focused on a number of restructuring and cost reduction initiatives, resulting in severance, restructuring and related charges. With these changes, we anticipated cost savings from reduced headcount, higher utilized facilities and divested non-core operations. However, in some cases anticipated cost savings have not been realized due to such factors as material price increases, competitive markets and inefficiencies incurred from consolidation of facilities. See Note 18 to the Consolidated Financial Statements in Part II, Item 8 for further discussion of severance, restructuring and related charges.

OUTLOOK FOR 2009

We experienced lower volume performance in the last quarter of 2008 in nearly all of the Maintenance Products Group business units due primarily to weakness in the cleaning products segments. In addition, the Company has experienced lower volumes from our Contico business unit, which sells primarily to mass merchant customers, due to our decision to exit certain unprofitable business lines, particularly in the face of rising resin costs. This lower volume has been partially offset in 2008 by the impact of price increases made over the past two years. Given the current economic environment, we believe the Company will not have volume improvements in most of our business units in 2009. In addition, we anticipate further volume reductions within our Contico business unit due to the reasons described above.

Cost of goods sold is subject to variability in the prices for certain raw materials, most significantly thermoplastic resins used in the manufacture of plastic products for the Continental, Container and Contico businesses. After a steady increase in 2007 and a very substantial increase in 2008, prices of plastic resins, such as polyethylene and polypropylene, began to decrease near the end of 2008, with stabilization during the first quarter of 2009. Management has observed that the prices of plastic resins are driven to an extent by prices for crude oil and natural gas, in addition to other factors specific to the supply and demand of the resins themselves. Prices for corrugated packaging material and other raw materials have also increased significantly over the past year. We have not employed an active hedging program related to our commodity price risk, but are employing other strategies for managing this risk, including contracting for a certain percentage of resin needs through supply agreements and opportunistic spot purchases. In a climate of rising raw material costs, we have experienced difficulty in raising prices to shift these higher costs to our customers, particularly to our mass merchant customers for our plastic products. Our future earnings may be negatively impacted to the extent further increases in costs for raw materials cannot be recovered or offset through higher selling prices within a timely manner. We cannot predict the direction our raw material prices will take during 2009.

Over the past few years, the Glit business unit completed the consolidation of several manufacturing locations into its current facility in Wrens, Georgia. However, the Glit business unit continues to be challenged by lower volume levels, increased material costs, quality issues and overall productivity. The operating results of Glit will be highly dependent on the overall volume within the business unit and the unit’s ability to improve productivity and execute on acceptable quality, shipping and production improvements.

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

SG&A expenses as a percentage of sales were higher in 2008 as compared to 2007. The percentage has increased primarily as a result of transitional costs associated with the replacement of our chief executive officer and higher expense under our self insurance programs. The Company will continue to evaluate on an on-going basis the possibility of further consolidation of administrative processes and other SG&A expenses in order to achieve cost improvements.

Interest rates dropped in 2008. Ultimately, we cannot predict the future levels of interest rates. Under the Bank of America Credit Agreement the Company’s interest rates on all of our outstanding borrowings and letters of credit are lower as of December 31, 2008 than they were as of December 31, 2007.

Given our history of operating losses, along with guidance provided by the accounting literature covering accounting for income taxes, we are unable to conclude it is more likely than not that we will be able to generate future taxable income sufficient to realize the benefits of domestic deferred tax assets carried on our books. Therefore, a full valuation allowance on the net deferred tax asset position was recorded at December 31, 2008, and we do not expect to record the benefit of any deferred tax assets that may be generated in 2009. We will continue to record current expense, within continuing and discontinued operations, associated with foreign and state income taxes.

We expect our working capital levels to remain constant as a percentage of sales. However, inventory carrying values may be adversely affected by higher material costs. We expect to use cash flow in 2009 for capital expenditures and payments due under our Term Loan as well as the settlement of previously established restructuring accruals. These accruals relate to non-cancelable lease obligations for abandoned facilities. These accruals do not create incremental cash obligations in that we are obligated to make the associated payments whether we occupy the facilities or not. The amount we will ultimately pay out under these accruals is dependent on our ability to maintain our current sublet arrangements on a portion of the abandoned facilities.

The Company was in compliance with the covenants of the Bank of America Credit Agreement as of December 31, 2008. The Bank of America Credit Agreement requires the Company to maintain a minimum level of availability (eligible collateral base less outstanding borrowings and letters of credit) such that its eligible collateral must exceed the sum of its outstanding borrowings and letters of credit by at least $5.0 million.

If we are unable to comply with the terms of the Bank of America Credit Agreement, we could seek to obtain amendments and pursue increased liquidity through additional debt financing and/or the sale of assets. However, there can be no assurance that such financing could be obtained, especially given the current environment within the credit markets. The Company believes that it will be able to comply with its covenants under the Bank of America Credit Agreement throughout 2009. In addition, we are continually evaluating alternatives relating to the sale of excess assets and divestitures of certain of our business units. Asset sales and business divestitures present opportunities to provide additional liquidity by de-leveraging our financial position. However, the Company may not be able to secure liquidity through the sale of assets on favorable terms or at all.

CRITICAL ACCOUNTING ESTIMATES

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

Revenue Recognition – Revenue is recognized for all sales, including sales to distributors, at the time the products are shipped and title has transferred to the customer, provided that a purchase order has been received or a contract has been executed, there are no uncertainties regarding customer acceptances, the sales price is fixed and determinable and collection is deemed probable. The Company’s standard shipping terms are FOB shipping point. Sales discounts, returns and allowances, and cooperative advertising are included in net sales. These provisions are estimated at the time of sale. The provision for doubtful accounts is included in selling, general and administrative expenses.

Stock-based Compensation – On January 1, 2006, the Company adopted SFAS No. 123R, Share-Based Payment (“SFAS No. 123R”), using the modified prospective method. Under this method, compensation cost recognized during the years ended December 31, 2008 and 2007 includes: a) compensation cost for all stock options granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with SFAS No. 123R amortized over the options’ vesting period and b) compensation cost for outstanding stock appreciation rights as of December 31, 2007 based on the December 31, 2007 fair value estimated in accordance with SFAS No. 123R. Compensation cost recognized during the year ended December 31, 2006 includes: a) compensation cost for all stock options granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with SFAS No. 123R amortized over the options’ vesting period; b) compensation cost for stock appreciation rights granted prior to, but vested as of January 1, 2006, based on the January 1, 2006 fair value estimated in accordance with SFAS No. 123R; and c) compensation cost for outstanding stock appreciation rights as of December 31, 2006 based on the December 31, 2006 fair value estimated in accordance with SFAS No. 123R.

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

Although we make every effort to ensure the accuracy of our forecasts of future product demand, any significant unanticipated changes in demand or product developments could have a significant impact on the value of our inventory and our reported operating results. Our reserves for excess and obsolete inventory were $1.3 million and $1.4 million, respectively, as of December 31, 2008 and 2007.

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

We review our long-lived assets for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, periodically and/or whenever triggering events indicate that an impairment may have occurred. We monitor our operations to look for triggering events that may cause us to perform an impairment analysis. These events include, among others, loss of product lines, poor operating performance and abandonment of facilities. For assets that are to be held and used, we compare undiscounted future cash flows associated with the asset (or asset group) and determine if the carrying value of the asset (asset group) will be recovered by those cash flows over the remaining useful life of the asset (or of the primary asset of an asset group). If the future undiscounted cash flows indicate that the carrying value of the asset (asset group) will not be recovered, then the asset is marked to fair value. For assets that are to be disposed of by sale or by a means other than by sale, the identified asset (or disposal group if a group of assets or entire business unit) is marked to fair value less costs to sell. In the case of the planned sale of a business unit, SFAS No. 144 indicates that disposal groups should be reported as discontinued operations on the consolidated financial statements if cash flows of the disposal group are separately identifiable.

Deferred Income Taxes – We recognize deferred income tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. Deferred income tax assets also include federal, state and foreign net operating loss carry-forwards, primarily due to the significant operating losses incurred during recent years, as well as various tax credits. We regularly review our deferred income tax assets for recoverability taking into consideration historical net income (losses), projected future income (losses) and the expected timing of the reversals of existing temporary differences. We establish a valuation allowance when it is more likely than not that these assets will not be recovered. As of December 31, 2008, we had a valuation allowance of $74.0 million. Except for certain of our foreign subsidiaries, given the negative evidence provided by our history of operating losses, and considering guidance provided by SFAS No. 109, Accounting for Income Taxes, we were unable to conclude that it is more likely that not that our deferred tax assets would be recoverable through the generation of future taxable income. We will continue to evaluate our valuation allowance requirements based on future operating results and business acquisitions and dispositions, and we may adjust our deferred tax asset valuation allowance. Such changes in our deferred tax asset valuation allowance will be reflected in current operations through our income tax provision.

We also apply the interpretations prescribed by FIN 48 in accounting for the uncertainty in income taxes recognized in our Consolidated Financial Statements. FIN 48 provides guidance for the recognition and measurement in financial statements for uncertain tax positions taken or expected to be taken in a tax return. The evaluation of a tax position in accordance with FIN 48 is a two-step process, the first step being recognition. We determine whether it is more-likely-than-not that a tax position will be sustained upon tax examination, including resolution of any related appeals or litigation, based on only the technical merits of the position. The technical merits of a tax position derive from both statutory and judicial authority (legislation and statutes, legislative intent, regulations, rulings, and case law) and their applicability to the facts and circumstances of the tax position. If a tax position does not meet the more-likely-than-not recognition threshold, the benefit of that position is not recognized in the financial statements. The second step is measurement. A tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate resolution with a taxing authority.

Workers’ Compensation and Product Liabilities – We make payments for workers’ compensation and product liability claims generally through the use of a third party claims administrator. We have purchased insurance coverage for large claims over our self-insured retention levels. Our workers’ compensation liabilities are developed using actuarial methods based upon historical data for payment patterns, cost trends, and other relevant factors. In order to consider a range of possible outcomes, we have based our estimates of liabilities in this area on several different sources of loss development factors, including those from the insurance industry, the manufacturing industry, and factors developed in-house. Our general approach is to identify a reasonable, logical conclusion, typically in the middle range of the possible outcomes. While we believe that our liabilities for workers’ compensation and product liability claims as of December 31, 2008 are adequate and that the judgment applied is appropriate, such estimated liabilities could differ materially from what will actually transpire in the future.

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

Severance, Restructuring and Related Charges – We have completed several cost reduction and facility consolidation initiatives including, (1) the closure or consolidation of manufacturing, distribution and office facilities, and (2) the centralization of business units. These initiatives have resulted in significant severance, restructuring and related charges. Included in these charges are one-time termination benefits including severance, benefits and other employee-related costs associated with employee terminations; contract termination costs mostly related to non-cancelable lease liabilities for abandoned facilities, net of sublease revenue; and other costs associated with the consolidation of administrative and operational functions and consultants working on sourcing and other manufacturing and production efficiency initiatives. In accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, we recognize costs (including costs for one-time termination benefits) associated with exit or disposal activities as they are incurred. However, charges related to non-cancelable leases require estimates of sublease income and adjustments to these liabilities are possible in the future depending on the accuracy of the sublease assumptions made.

NEW ACCOUNTING PRONOUNCEMENTS

See Note 3 to the Consolidated Financial Statements in Part II, Item 8 for a discussion of new accounting pronouncements and the potential impact to the Company’s consolidated results of operations and financial position.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our interest obligations on outstanding debt at December 31, 2008 were indexed from short-term LIBOR. Our exposure to market risk associated with changes in interest rates relates primarily to our debt obligations and could be material to our financial position or results of operations. A 1% increase in the interest rate of the Bank of America Credit Agreement would increase our annual interest expense by approximately $0.2 million. See Note 8 to the Consolidated Financial Statements in Part II, Item 8.

Foreign Exchange Risk

We are exposed to fluctuations in the Canadian dollar. In addition, we make significant U.S. dollar purchases from suppliers in Honduras, Pakistan, China, Taiwan, and the Philippines. An adverse change in foreign currency exchange rates of these countries could result in an increase in the cost of purchases. We do not currently hedge foreign currency transaction or translation exposures. Our net investment in foreign subsidiaries translated into U.S. dollars at December 31, 2008 is $2.9 million. A 10% change in foreign currency exchange rates would amount to $0.3 million change in our net investment in foreign subsidiaries at December 31, 2008.

Commodity Price Risk

We have not employed an active hedging program related to our commodity price risk, but are employing other strategies for managing this risk, including contracting for a certain percentage of resin needs through supply agreements and opportunistic spot purchases. See Part I – Item 1 – Raw Materials and Part II – Item 7 – Outlook for 2009 for a further discussion of our raw materials.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Katy Industries, Inc.

We have audited the accompanying consolidated balance sheet of Katy Industries, Inc. and subsidiaries as of December 31, 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2008. Katy Industries, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Katy Industries, Inc. and subsidiaries as of December 31, 2008, and the results of its operations and its cash flows for the year ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

/s/ UHY LLP

St. Louis, Missouri
March 31, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Katy Industries, Inc.:

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Katy Industries, Inc. and its subsidiaries at December 31, 2007, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

/s/ PricewaterhouseCoopers LLP

St. Louis, Missouri
March 14, 2008

KATY INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2008 and 2007
(Amounts in Thousands)

ASSETS

	2008	2007

CURRENT ASSETS:
Cash	$683	$2,015
Trade accounts receivable, net of allowances of $287 and $261	13,773	18,077
Inventories, net	19,911	26,160
Receivable from disposition	–	6,799
Other current assets	3,516	2,520

Total current assets	37,883	55,571

OTHER ASSETS:
Goodwill	665	665
Intangibles, net	4,455	4,853
Other	1,809	3,470

Total other assets	6,929	8,988

PROPERTY AND EQUIPMENT
Land and improvements	336	336
Buildings and improvements	8,686	9,666
Machinery and equipment	92,693	96,650

	101,715	106,652
Less – Accumulated depreciation	(69,232)	(72,647)

Property and equipment, net	32,483	34,005

Total assets	$77,295	$98,564

See Notes to Consolidated Financial Statements.

KATY INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2008 and 2007
(Amounts in Thousands, Except Share Data)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	2008	2007

CURRENT LIABILITIES:
Accounts payable	$10,283	$10,452
Book overdraft	2,289	4,543
Accrued compensation	3,015	2,629
Accrued expenses	14,266	22,325
Current maturities, long-term debt	1,500	1,500
Revolving credit agreement	9,118	2,853

Total current liabilities	40,471	44,302
LONG-TERM DEBT, less current maturities	6,928	9,100
OTHER LIABILITIES	10,603	8,706

Total liabilities	58,002	62,108

COMMITMENTS AND CONTINGENCIES (Notes 17 and 20)
STOCKHOLDERS’ EQUITY
15% Convertible preferred stock, $100 par value; authorized 1,200,000 shares; issued and outstanding 1,131,551 shares; liquidation value $113,155	108,256	108,256
Common stock, $1 par value; authorized 35,000,000 shares; issued 9,822,304 shares	9,822	9,822
Additional paid-in capital	27,248	27,338
Accumulated other comprehensive loss	(1,742)	(1,112)
Accumulated deficit	(102,397)	(85,915)
Treasury stock, at cost, 1,871,128 shares	(21,894)	(21,933)

Total stockholders’ equity	19,293	36,456

Total liabilities and stockholders’ equity	$77,295	$98,564

See Notes to Consolidated Financial Statements.

KATY INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 and 2006
(Amounts in Thousands, Except Per Share Data)

	2008	2007	2006

Net sales	$167,802	$187,771	$192,416
Cost of goods sold	155,678	167,517	167,347

Gross profit	12,124	20,254	25,069
Selling, general and administrative expenses	28,944	25,985	30,450
Severance, restructuring and related charges	(360)	2,581	17
Loss on sale or disposal of assets	995	2,434	412

Operating loss	(17,455)	(10,746)	(5,810)
Equity in income of equity method investment	–	783	–
Gain on SESCO joint venture transaction	–	–	563
Interest expense	(1,686)	(4,565)	(4,221)
Other, net	467	(72)	278

Loss from continuing operations before income tax (provision) benefit	(18,674)	(14,600)	(9,190)
Income tax (provision) benefit from continuing operations	(127)	719	529

Loss from continuing operations	(18,801)	(13,881)	(8,661)
Income from operations of discontinued businesses (net of tax)	584	2,259	2,443
Gain (loss) on sale of discontinued businesses (net of tax)	1,735	10,121	(5,405)

Loss before cumulative effect of a change in accounting principle	(16,482)	(1,501)	(11,623)
Cumulative effect of a change in accounting principle (net of tax)	–	–	(756)

Net loss	$(16,482)	$(1,501)	$(12,379)

Loss per share of common stock – Basic and diluted
Loss from continuing operations	$(2.36)	$(1.75)	$(1.09)
Discontinued operations	0.29	1.56	(0.37)
Cumulative effect of a change in accounting principle	–	–	(0.09)

Net loss	$(2.07)	$(0.19)	$(1.55)

See Notes to Consolidated Financial Statements.

KATY INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 and 2006
(Amounts in Thousands, Except Share Data)

						Accumulated
	Convertible					Other
	Preferred Stock		Common Stock		Additional	Compre-			Compre-	Total
	Number of	Par	Number of	Par	Paid-in	hensive	Accumulated	Treasury	hensive	Stockholders’
	Shares	Value	Shares	Value	Capital	Income/(Loss)	Deficit	Stock	Loss	Equity

Balance, January 1, 2006	1,131,551	$108,256	9,822,204	$9,822	$27,067	$3,158	$(71,055)	$(22,544)		$54,704
Net loss	–	–	–	–	–	–	(12,379)	–	$(12,379)	(12,379)
Foreign currency translation adjustment	–	–	–	–	–	686	–	–	686	686
Interest rate swap	–	–	–	–	–	22	–	–	22	22

Comprehensive loss									$(11,671)

Adoption of SFAS 158	–	–	–	–	–	(1,624)	–	–		(1,624)
Purchase of treasury stock	–	–	–	–	–	–	–	(111)		(111)
Stock option exercise	–	–	–	–	(378)	–	–	525		147
Stock compensation	–	–	–	–	587	–	–	–		587
Other	–	–	100	–	(156)	–	–	156		–

Balance, December 31, 2006	1,131,551	$108,256	9,822,304	$9,822	$27,120	$2,242	$(83,434)	$(21,974)		$42,032
Net loss	–	–	–	–	–	–	(1,501)	–	$(1,501)	(1,501)
Foreign currency translation adjustment	–	–	–	–	–	(4,551)	–	–	(4,551)	(4,551)
Interest rate swap	–	–	–	–	–	(76)	–	–	(76)	(76)
Pension and other postretirement benefits	–	–	–	–	–	1,273	–	–	1,273	1,273

Comprehensive loss									$(4,855)

Adoption of FIN 48	–	–	–	–	–	–	(980)	–		(980)
Purchase of treasury stock	–	–	–	–	–	–	–	(3)		(3)
Stock compensation	–	–	–	–	262	–	–	–		262
Other	–	–	–	–	(44)	–	–	44		–

Balance, December 31, 2007	1,131,551	$108,256	9,822,304	$9,822	$27,338	$(1,112)	$(85,915)	$(21,933)		$36,456
Net loss	–	–	–	–	–	–	(16,482)	–	$(16,482)	(16,482)
Foreign currency translation adjustment	–	–	–	–	–	(761)	–	–	(761)	(761)
Pension and other postretirement benefits	–	–	–	–	–	131	–	–	131	131

Comprehensive loss									$(17,112)

Stock compensation	–	–	–	–	(51)	–	–	–		(51)
Other	–	–	–	–	(39)	–	–	39		–

Balance, December 31, 2008	1,131,551	$108,256	9,822,304	$9,822	$27,248	$(1,742)	$(102,397)	$(21,894)		$19,293

See Notes to Consolidated Financial Statements.

KATY INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 and 2006
(Amounts in Thousands)

	2008	2007	2006

Cash flows from operating activities:
Net loss	$(16,482)	$(1,501)	$(12,379)
(Income) loss from discontinued operations	(2,319)	(12,380)	2,962

Loss from continuing operations	(18,801)	(13,881)	(9,417)
Cumulative effect of a change in accounting principle	–	–	756
Depreciation and amortization	8,259	7,294	7,628
Write-off and amortization of debt issuance costs	382	2,007	1,178
Write-off of assets due to lease termination	–	751	–
Stock option (income) expense	(51)	262	587
Loss on sale or disposal of assets	995	2,434	412
Gain on litigation settlement	(723)	–	–
Equity in income of equity method investment	–	(783)	–
Deferred income taxes	48	(48)	14

	(9,891)	(1,964)	1,158

Changes in operating assets and liabilities:
Accounts receivable	4,061	1,383	3,272
Inventories	5,738	(5,330)	7,045
Other assets	(1,095)	(220)	(283)
Accounts payable	53	60	(3,076)
Accrued expenses	(2,740)	(5,541)	(1,062)
Other	(1,378)	1,399	(4,236)

	4,639	(8,249)	1,660

Net cash (used in) provided by continuing operations	(5,252)	(10,213)	2,818
Net cash provided by (used in) discontinued operations	425	74	(75)

Net cash (used in) provided by operating activities	(4,827)	(10,139)	2,743

Cash flows from investing activities:
Capital expenditures	(7,535)	(4,403)	(3,733)
Proceeds from sale of assets, net	159	246	289

Net cash used in continuing operations	(7,376)	(4,157)	(3,444)
Net cash provided by discontinued operations	9,169	55,195	3,738

Net cash provided by investing activities	1,793	51,038	294

Cash flows from financing activities:
Net borrowings (repayments) on revolving loans	6,265	(41,026)	1,934
Decrease in book overdraft	(2,254)	(1,903)	(1,534)
Proceeds from term loans	–	573	1,364
Repayments of term loans	(2,172)	(2,965)	(4,086)
Direct costs associated with debt facilities	–	(236)	(312)
Repurchases of common stock	–	(3)	(111)
Proceeds from the exercise of stock options	–	–	147

Net cash provided by (used in) continuing operations	1,839	(45,560)	(2,598)
Net cash used in discontinued operations	–	(570)	(1,071)

Net cash provided by (used in) financing activities	1,839	(46,130)	(3,669)

Effect of exchange rate changes on cash	(137)	(146)	(397)

Net decrease in cash	(1,332)	(5,377)	(1,029)
Cash, beginning of period	2,015	7,392	8,421

Cash, end of period	$683	$2,015	$7,392

See Notes to Consolidated Financial Statements.

KATY INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2008 and 2007

Note 1.	ORGANIZATION OF THE BUSINESS

Katy Industries, Inc. (“Katy” or the “Company”) was organized as a Delaware corporation in 1967. The Company is organized into one reporting segment: the Maintenance Products Group. The activities of the Maintenance Products Group include the manufacture, import and distribution of a variety of commercial cleaning supplies and storage products. Principal geographic markets are in the United States, Canada, and Europe and include the sanitary maintenance, foodservice, mass merchant retail and home improvement markets.

Note 2.	RESTATEMENT OF PRIOR FINANCIAL INFORMATION

As a result of accounting errors in the Company’s raw material inventory records, management and the Company’s Audit Committee determined on August 6, 2007 that the Company’s previously issued consolidated financial statements for the years ended December 31, 2006 and 2005 should no longer be relied upon. The Company’s decision to restate its consolidated financial statements was based on facts obtained by management and the results of an independent investigation of the physical raw material inventory counting process at Continental Commercial Products, LLC (“CCP”). These procedures resulted in the identification of the overstatement of raw material inventory when completing the physical inventories. At the time of the physical inventories, the Company did not have sufficient controls in place to ensure that the accurate physical raw material inventory on hand was properly accounted for and reported in the proper period. The Company filed on August 17, 2007 an amended Annual Report on Form 10-K/A as of December 31, 2006 and an amended Quarterly Report on Form 10-Q/A as of March 31, 2007 in order to restate the consolidated financial statements. All amounts included in this Annual Report for the above periods properly reflect the restatement.

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

As part of the continuous evaluation of its operations, the Company has acquired and disposed of certain of its operating units in recent years. Those which affected the Consolidated Financial Statements for the year ended December 31, 2008 are discussed in Note 6.

The Company previously owned 30,000 shares of common stock, a 45% interest, in Sahlman Holding Company, Inc. (“Sahlman”) that was accounted for under the equity method. The Company did not have significant influence over the operation. Sahlman is engaged in the business of shrimp farming in Nicaragua. As of December 31, 2008 and 2007, the Company had no investment in the business due to the sale of its shares to Sahlman as further described in Note 5.

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

Reclassifications – Certain reclassifications related to the balance sheet were made to prior year amounts in order to consistently present current year disclosure.

Revenue Recognition – Revenue is recognized for all sales, including sales to agents and distributors, at the time the products are shipped and title has transferred to the customer, provided that a purchase order has been received or a contract has been executed, there are no uncertainties regarding customer acceptances, the sale price is fixed and determinable and collectibility is deemed probable. The Company’s standard shipping terms are FOB shipping point. Sales are net of provisions for returns, discounts, customer allowances (such as volume rebates) and cooperative advertising allowances. The Company’s sales arrangements do not typically contain standard right of return provisions or limit returns at a certain percentage of sales price or margin; however, in certain instances where a product may be returned, the Company recognizes revenue in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 48, Revenue Recognition When Right of Return Exists (“SFAS No. 48”). The Company records discounts, customer allowances and cooperative advertising allowances in accordance with Emerging Issues Task Force (“EITF”) Issue No. 01-09, Accounting for Consideration Given by a Vendor to a Customer, provisions for which are estimated on a periodic basis based on historical experience.

Advertising Costs – Advertising costs are expensed as incurred. Advertising costs within continuing operations expensed in 2008, 2007 and 2006 were $0.9 million, $0.8 million and $0.8 million, respectively.

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

Inventories – Inventories are stated at the lower of cost or market value, and reserves are established for excess and obsolete inventory in order to ensure proper valuation of inventories. Cost includes materials, labor and overhead. At December 31, 2008 and 2007, approximately 50% and 62%, respectively, of the Company’s inventories were accounted for using the last-in, first-out (“LIFO”) method of costing, while the remaining inventories were accounted for using the first-in, first-out (“FIFO”) method. Current cost, as determined using the FIFO method, exceeded LIFO cost by $4.3 million and $4.0 million at December 31, 2008 and 2007, respectively. The components of inventories are:

	December 31,
	2008	2007
	(Amounts in Thousands)

Raw materials	$12,764	$17,022
Work in process	718	763
Finished goods	12,054	13,762
Inventory reserves	(1,345)	(1,376)
LIFO reserve	(4,280)	(4,011)

	$19,911	$26,160

Goodwill – Goodwill represents the excess purchase price over the fair value of net assets acquired. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Intangible Assets (“SFAS No. 142”), goodwill is not amortized, but is tested for impairment annually as of the end of the fourth quarter. The fair value of each reporting unit that carries goodwill is determined annually, or as indicators of impairment are identified, and the fair value is compared to the carrying value of the reporting unit. If the fair value exceeds the carrying value, then no adjustment is necessary. If the carrying value of the reporting unit exceeds the fair value, appraisals are performed of long-lived assets and other adjustments are made to arrive at a revised fair value balance sheet. This revised fair value balance sheet (without goodwill) is compared to the fair value of the business previously determined, and a revised goodwill amount is reached. If the indicated goodwill amount meets or exceeds the current carrying value of goodwill, then no adjustment is required. However, if the result indicates a reduced level of goodwill, an impairment is recorded to state the goodwill at the revised level. Any impairments of goodwill determined in accordance with SFAS No. 142 are recorded as a component of income from continuing operations. See Note 4.

Property and Equipment – Property and equipment are stated at cost and depreciated using the straight-line method over their estimated useful lives: buildings (10-40 years); machinery and equipment (3-20 years); tooling (5 years); and leasehold improvements over the remaining lease period or useful life, if shorter. Costs for repair and maintenance of machinery and equipment are expensed as incurred, unless the result significantly increases the useful life or functionality of the asset, in which case capitalization is considered. Depreciation expense from continuing operations for 2008, 2007 and 2006 was $7.8 million, $6.8 million, and $7.1 million, respectively.

The Company adopted SFAS No. 143, Accounting for Asset Retirement Obligations (“SFAS No. 143”), on January 1, 2003. SFAS No. 143 requires that an asset retirement obligation associated with the retirement of a tangible long-lived asset be recognized as a liability in the period in which it is incurred or becomes determinable, with an associated increase in the carrying amount of the related long-term asset. The cost of the tangible asset, including the initially recognized asset retirement cost, is depreciated over the useful life of the asset. In accordance with SFAS No. 143, the Company has recorded as of December 31, 2008 an asset of $0.2 million and related liability of $0.8 million for retirement obligations associated with returning certain leased properties to the respective lessors upon the termination of the lease arrangements. A summary of the changes in asset retirement obligation since December 31, 2006 is included in the table below (amounts in thousands):

SFAS No. 143 Obligation at December 31, 2006	$1,117
Accretion expense	42
Changes in estimates	(173)
Write-off from sale of discontinued businesses	(157)

SFAS No. 143 Obligation at December 31, 2007	829
Accretion expense	34
Changes in estimates	(36)

SFAS No. 143 Obligation at December 31, 2008	$827

On January 1, 2009, the Company entered into a new lease agreement for its largest facility in Bridgeton, Missouri. The new lease agreement utilizes significantly less square footage in order to improve the overhead cost structure. In 2008, the Company accelerated depreciation on certain assets at its Hazelwood, Missouri facility as a result of the planned shutdown of operations at this location. As a result of these two events, the Company incurred approximately $2.3 million in the non-cash write off of fixed assets in 2008, recognized as a $0.9 million loss on the sale or disposal of fixed assets and $0.8 million in accelerated depreciation. Additionally, the Company incurred approximately $0.6 million in the non-cash write off of abandoned leasehold improvements.

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

Shipping and Handling Costs – Shipping and handling costs are recorded as a component of cost of goods sold.

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

Foreign Currency Translation – The results of the Company’s foreign subsidiaries are translated to U.S. dollars using the current-rate method. Assets and liabilities are translated at the year end spot exchange rate, revenue and expenses at average exchange rates and equity transactions at historical exchange rates. Exchange differences arising on translation are recorded as a component of accumulated other comprehensive income (loss). The Company recorded (losses) gains on foreign exchange transactions from continuing operations (included in Other, net in the Consolidated Statements of Operations) of $(0.2) million, $38,000, and $0.3 million in 2008, 2007 and 2006, respectively. Cumulative foreign currency translation losses included in accumulated other comprehensive loss at December 31, 2008 and 2007 were $0.8 million and $86,000, respectively.

Fair Value of Financial Instruments – Appropriate disclosures have been made in the Notes to the Consolidated Financial Statements where the fair values of the Company’s financial instrument assets and liabilities differ from their carrying value or the Company is unable to establish the fair value without incurring excessive costs.. All other financial instrument assets and liabilities not specifically addressed are believed to be carried at their fair value in the accompanying Consolidated Balance Sheets.

Stock Options and Other Stock Awards – On January 1, 2006, the Company adopted SFAS No. 123R, Share-Based Payment (“SFAS No. 123R”) using the modified prospective method. Under this method, compensation cost recognized during the years ended December 31, 2008 and 2007 includes: a) compensation cost for all stock options granted prior to, but not yet vested as of January 1, 2006, and granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with SFAS No. 123R amortized over the options’ vesting period and b) compensation cost for outstanding stock appreciation rights (“SARs”) as of December 31, 2008 and 2007 based on the December 31 fair value estimated in accordance with SFAS No. 123R. Compensation cost recognized during the year ended December 31, 2006 includes: a) compensation cost for all stock options granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with SFAS No. 123R amortized over the options’ vesting period; b) compensation cost for stock appreciation rights granted prior to, but vested as of January 1, 2006, based on the January 1, 2006 fair value estimated in accordance with SFAS No. 123R; and c) compensation cost for outstanding stock appreciation rights as of December 31, 2006 based on the December 31, 2006 fair value estimated in accordance with SFAS No. 123R.

The following table shows total compensation expense (see Note 12 for descriptions of Stock Incentive Plans) included in the Consolidated Statements of Operations for the years ended December 31 (amounts in thousands):

	2008	2007	2006

Recorded in selling, general and administrative expense:
Stock option (income) expense	$(51)	$262	$587
Stock appreciation right (income) expense	(135)	8	(189)
Recorded in cumulative effect of a change in accounting principle:
Stock appreciation right expense	—	—	756

	$(186)	$270	$1,154

For the year ended December 31, 2008, stock option income resulted from the reversal of compensation expense recognized on the forfeiture and subsequent cancellation of unvested stock options previously held by the Company’s former President and Chief Executive Officer.

The cumulative effect of a change in accounting principle reflects the compensation cost for SARs granted prior to, but vested as of January 1, 2006, based on the January 1, 2006 fair value. Prior to the effective date, no compensation cost was accrued associated with SARs as all of these stock awards were out of the money. As a result of adopting SFAS No. 123R on January 1, 2006, the Company’s net loss for the year ended December 31, 2006 was approximately $1.2 million higher than had it continued to account for stock-based employee compensation under Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”). Basic and diluted net loss per share for the year ended December 31, 2006 would have been $1.41 had the Company not adopted SFAS No. 123R (which is a non-GAAP measurement), compared to reported basic and diluted net loss per share of $1.55. For the year ended December 31, 2006, the adoption of SFAS No. 123R had approximately a $0.6 million positive impact on cash flows from operations with the recognition of a liability for the outstanding and vested stock appreciation rights. The adoption of SFAS No. 123R had no impact on cash flows from investing or financing.

The fair value of stock options is estimated at the date of grant using a Black-Scholes option pricing model. As the Company does not have sufficient historical exercise data to provide a basis for estimating the expected term, the Company uses the simplified method, as allowed by Staff Accounting Bulletin (“SAB”) No. 107, Share-Based

Payment, for estimating the expected term by averaging the minimum and maximum lives expected for each award. In addition, the Company estimates volatility by considering its historical stock volatility over a term comparable to the remaining expected life of each award. The risk-free interest rate is the current yield available on U.S. treasury rates with issues with a remaining term equal in term to each award. The Company estimates forfeitures using historical results. Its estimates of forfeitures will be adjusted over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from their estimate. There were no stock options granted during the years ended December 31, 2007 or 2006. The weighted-average grant-date fair value of options granted during fiscal 2008 was $0.90. The assumptions for expected term, volatility and risk-free rate for stock options granted during the year ended December 31, 2008 are presented in the table below.

Expected term (years)	5.5 – 6.6
Volatility	82.2% – 112.9%
Risk-free interest rate	2.9% – 3.4%

The fair value of stock appreciation rights, a liability award, was estimated at the effective date of SFAS No. 123R, and at December 31, 2008, 2007 and 2006, using a Black-Scholes option pricing model. The Company estimated the expected term by averaging the minimum and maximum lives expected for each award. In addition, the Company estimated volatility by considering its historical stock volatility over a term comparable to the remaining expected life of each award. The risk-free interest rate was the current yield available on U.S. treasury rates with issues with a remaining term equal in term to each award. The Company estimates forfeitures using historical results. Its estimates of forfeitures will be adjusted over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from their estimate. The assumptions for expected term, volatility and risk-free rate are presented in the table below:

	December 31,
	2008	2007	2006

Expected term (years)	2.4 – 4.7	3.0 – 4.7	3.0 – 5.5
Volatility	121.3% – 161.5%	85.4% – 97.1%	52.6% – 56.5%
Risk-free interest rate	0.9% – 1.5%	3.1% – 3.3%	4.7%

Derivative Financial Instruments – Effective August 17, 2005, the Company entered into an interest rate swap agreement designed to limit exposure to increasing interest rates on its floating rate indebtedness. The differential to be paid or received was recognized as an adjustment of interest expense related to the debt upon settlement. In accordance with the provisions of SFAS No. 133, Accounting for Derivative Financial Instruments and Hedging Activities (“SFAS No. 133”), the Company is required to recognize all derivatives, such as interest rate swaps, on its balance sheet at fair value. As the derivative instrument held by the Company was classified as a hedge under SFAS No. 133, changes in the fair value of the derivative were offset against the change in fair value of the hedged liability through earnings, or recognized in other comprehensive income until the hedged item was recognized in earnings. Hedge ineffectiveness associated with the swap was reported by the Company in interest expense.

The agreement had an effective date of August 17, 2005 and a termination date of August 17, 2007 with a notional amount of $25.0 million in the first year declining to $15.0 million in the second year. The Company hedged its variable LIBOR-based interest rate for a fixed interest rate of 4.49% for the term of the swap agreement to protect the Company from potential interest rate increases. The Company designated its benchmark variable LIBOR-based interest rate on a portion of the Bank of America Credit Agreement as a hedged item under a cash flow hedge. In accordance with SFAS No. 133, the Company recorded changes in fair market value of the derivative in other comprehensive loss. The Company reported insignificant losses for 2007 and 2006 as a result of hedge ineffectiveness.

Recently Adopted Accounting Standards – In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). SFAS No. 162 became effective in November 2008. The adoption of SFAS No. 162 did not have a material impact on the Company’s consolidated financial statements.

Recently Issued Accounting Standards – In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141R”). SFAS No. 141R establishes principles and requirements for how an acquirer in a business combination (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, (b) recognizes and measures the goodwill acquired in a business combination or a gain from a bargain purchase, and (c) determines what information to disclose to enable users of financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R will be applied prospectively to business combinations that have an acquisition date on or after January 1, 2009.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurements. This standard does not require any new fair value measurements but provides guidance in determining fair value measurements presently used in the preparation of financial statements. In October 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FSP No. 157-3”). FSP No. 157-3 clarifies the application of SFAS No. 157 in an inactive market and illustrates how an entity would determine fair value when the market for a financial asset is not active. For the Company, SFAS No. 157 was originally effective January 1, 2008; however, the effective date of SFAS No. 157 was deferred for one year and is effective for the Company January 1, 2009. The Company’s adoption of SFAS No. 157 is not expected to have a material impact on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51 (“SFAS No. 160”). SFAS No. 160 requires the recognition of a noncontrolling interest, or minority interest, as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. For the Company, SFAS No. 160 is effective January 1, 2009. The Company’s adoption of SFAS No. 160 is not expected to have a material impact on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand the effects of the derivative instruments on an entity’s financial position, operating results and cash flows. For the Company, SFAS No. 161 is effective January 1, 2009. The Company’s adoption of SFAS No. 161 is not expected to have a material impact on the Company’s consolidated financial statements as its requirements impact financial statement disclosure only.

In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP No. 142-3”). FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. For the Company, FSP No. 142-3 is effective January 1, 2009. The Company’s adoption of FSP No. 142-3 is not expected to have a material impact on its consolidated financial statements.

In December 2008, the FASB issued FSP No. 132R-1 (“FSP No. 132R-1”), which requires companies to disclose information about fair value measurements of retirement plans that would be similar to the disclosures about fair value measurements required by SFAS No. 157. The provisions of FSP No. 132R-1 are effective for fiscal years ending after December 15, 2009. FSP No. 132R-1 is not expected to have a material impact on the Company’s consolidated financial statements, as its requirements impact financial statement disclosures only.

Note 4.	GOODWILL AND INTANGIBLE ASSETS

Under SFAS No. 142, goodwill and other intangible assets are reviewed for impairment at least annually and if a triggering event were to occur in an interim period. The Company performed its annual goodwill impairment test at the end of the fourth quarters of fiscal 2008, 2007 and 2006 which resulted in no indication of impairment. Following is detailed information regarding the Company’s intangible assets (amounts in thousands):

	December 31, 2008			December 31, 2007
	Gross	Accumulated	Net Carrying	Gross	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Patents	$1,118	$(832)	$286	$1,031	$(734)	$297
Customer lists	10,231	(8,406)	1,825	10,231	(8,240)	1,991
Tradenames	5,054	(2,710)	2,344	5,054	(2,489)	2,565
Other	–	–	–	441	(441)	–

Total	$16,403	$(11,948)	$4,455	$16,757	$(11,904)	$4,853

The Company recorded amortization expense on intangible assets from continuing operations of $0.5 million, $0.5 million and $0.6 million in 2008, 2007 and 2006, respectively. Accumulated amortization for the year ended December 31, 2007 includes a write-off of other intangible assets for approximately $0.4 million associated with the impairment of the Washington, Georgia leased facility. Estimated aggregate future amortization expense related to intangible assets is as follows (amounts in thousands):

2009	$465
2010	460
2011	433
2012	408
2013	387
Thereafter	2,302

Total	$4,455

Note 5.	EQUITY METHOD INVESTMENT

Sahlman is in the business of farming shrimp in Nicaragua, and its customers are primarily in the United States. On December 20, 2007, the Company sold its interest in the equity investment to Sahlman for $3.0 million. The cash proceeds were used to reduce outstanding debt. As a result, the Company recorded a $0.8 million gain on the sale of the equity investment in 2007 within the Equity in Income of Equity Method Investment line on the Consolidated Statements of Operations. The Company has no continuing rights or obligations with Sahlman. During 2007, prior to the sale of the interest in the equity investment, the Company did not record any net equity earnings as Sahlman’s performance was driven primarily from non-core asset sales.

Note 6.	DISCONTINUED OPERATIONS

Five of the Company’s former operations have been classified as discontinued operations as of and for the years ended December 31, 2008, 2007 and 2006 in accordance with SFAS No. 144. Each of these dispositions occurred as a result of determinations by management and the Board of Directors that the businesses were not a core component of the Company’s long-term business strategy. The proceeds from each disposition were used to pay off portions of the Company’s then outstanding debt.

On June 2, 2006, the Company sold certain assets of the Metal Truck Box business unit within the Maintenance Products Group for gross proceeds of approximately $3.6 million, including a $1.2 million note receivable. The Company recorded a loss of $0.1 million in 2006 in connection with this sale.

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

On June 6, 2007, the Company sold the Contico Manufacturing, Ltd. (“CML”) business unit for gross proceeds of approximately $10.6 million, including a receivable of $0.6 million associated with final working capital levels. The Company recorded a gain of $7.1 million in 2007 in connection with this sale. The Company recorded a gain of $0.1 million during 2008 in connection with the ultimate collection of the receivable.

On November 30, 2007, the Company sold the Woods Industries, Inc. (“Woods US”) and Woods Industries (Canada), Inc. (“Woods Canada”) business units for gross proceeds of approximately $50.7 million, including amounts placed into escrow of $7.7 million related to the filing and receipt of a foreign tax certificate and the sale of specific inventory. During fiscal 2007 the Company recognized a gain on sale of discontinued businesses of $1.3 million in connection with this sale. The gain in fiscal 2007 did not include $0.9 million of the $7.7 million in escrow as further steps were required to realize those funds. During the year ended December 31, 2008 the Company received $7.7 million from escrow upon the receipt of the foreign tax certificate and sale of specific inventory, as well as $0.8 million in final working capital adjustment. As a result, the Company recognized an additional $1.7 million gain on sale of discontinued businesses, consisting of the $0.9 million in escrow not recognized at the time of sale and the $0.8 million final working capital adjustment. As of December 31, 2008 there were no amounts remaining in escrow.

The Company has not separately identified the related assets and liabilities of the discontinued business units on the Consolidated Balance Sheets. Following is a summary of the major asset and liability categories, along with any remaining receivables or payables, for these discontinued operations as of December 31, 2008 and 2007:

	December 31,
	2008	2007

Current assets:
Other current assets	$1,200	$8,034

Non-current assets:
Other	$–	$600

Current liabilities:
Accounts payable	$–	$30
Accrued expenses	–	148

	$–	$178

The historical operating results of the discontinued business units have been segregated as discontinued operations on the Consolidated Statements of Operations. Selected financial data for discontinued operations is summarized as follows (in thousands):

	2008	2007	2006

Net sales	$–	$166,691	$225,235

Pre-tax operating (loss) income	$(314)	$4,939	$5,291

Pre-tax gain (loss) on sale of discontinued businesses	$1,735	$10,121	$(5,405)

Note 7.	SAVANNAH ENERGY SYSTEMS COMPANY PARTNERSHIP

In 1984, SESCO, an indirect wholly owned subsidiary of the Company, entered into a series of contracts with the Resource Recovery Development Authority of the City of Savannah, Georgia (“the Authority”) to construct and operate a waste-to-energy facility. The facility would be owned and operated by SESCO solely for the purpose of processing and disposing of waste from the City of Savannah.

On April 29, 2002, SESCO entered into a partnership agreement with Montenay Power Corporation and its affiliates (“Montenay”) that turned over the control of SESCO’s waste-to-energy facility to Montenay Savannah Limited Partnership. The Company caused SESCO to enter into this agreement as a result of evaluations of SESCO’s business. First, the Company concluded that SESCO was not a core component of the Company’s long-term business strategy. Moreover, the Company did not feel it had the management expertise to deal with certain risks and uncertainties presented by the operation of SESCO’s business, given that SESCO was the Company’s only waste-to-energy facility. The Company had explored options for divesting SESCO for a number of years, and management felt that this transaction offered a reasonable strategy to exit this business.

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

Note 8.	INDEBTEDNESS

Long-term debt consists of the following:

	December 31,
	2008	2007
	(Amounts in Thousands)

Term loan payable under the Bank of America Credit Agreement, interest based on LIBOR and Prime Rates (3.75% – 4.00%), due through 2010	$8,428	$10,600
Revolving loans payable under the Bank of America Credit Agreement, interest based on LIBOR and Prime Rates (3.50% – 3.75%)	9,118	2,853

Total debt	17,546	13,453
Less revolving loans, classified as current (see below)	(9,118)	(2,853)
Less current maturities	(1,500)	(1,500)

Long-term debt	$6,928	$9,100

Aggregate remaining scheduled maturities of the Term Loan as of December 31, 2008 are as follows (in thousands):

2009	$1,500
2010	6,928

Total	$8,428

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

The Revolving Credit Facility has an expiration date of November 30, 2010 and its borrowing base is determined by eligible inventory and accounts receivable, amounting to $21.0 million at December 31, 2008. The Company’s borrowing base under the Bank of America Credit Agreement is reduced by the outstanding amount of standby and commercial letters of credit. All extensions of credit under the Bank of America Credit Agreement are collateralized by a first priority security interest in and lien upon the capital stock of each material domestic subsidiary of the Company (65% of the capital stock of certain foreign subsidiaries of the Company), and all present and future assets and properties of the Company.

The Company’s Term Loan balance immediately prior to the Bank of America Credit Agreement was $10.0 million. The annual amortization on the new Term Loan, paid quarterly, is $1.5 million with final payment due November 30, 2010. The Term Loan is collateralized by the Company’s property, plant and equipment.

The Bank of America Credit Agreement requires the Company to maintain a minimum level of availability such that its eligible collateral must exceed the sum of its outstanding borrowings under the Revolving Credit Facility and letters of credit by at least $5.0 million. The Company’s borrowing base under the Bank of America Credit Agreement is reduced by the outstanding amount of standby and commercial letters of credit. Vendors, financial institutions and other parties with whom the Company conducts business may require letters of credit in the future that either (1) do not exist today or (2) would be at higher amounts than those that exist today. Currently, the Company’s largest letters of credit relate to its casualty insurance programs. At December 31, 2008, total outstanding letters of credit were $4.0 million. In addition, the Bank of America Credit Agreement prohibits the Company from paying dividends on its securities, other than dividends paid solely in securities.

Borrowings under the Bank of America Credit Agreement bear interest, at the Company’s option, at either a rate equal to the bank’s base rate or LIBOR plus a margin based on levels of borrowing availability. Interest rate margins for the Revolving Credit Facility under the applicable LIBOR option will range from 2.00% to 2.50%, or under the applicable prime option will range from 0.25% to 0.75% on borrowing availability levels of $20.0 million to less than $10.0 million, respectively. For the Term Loan, interest rate margins under the applicable LIBOR option will range from 2.25% to 2.75%, or under the applicable prime option will range from 0.50% to 1.00%. Financial covenants such as minimum fixed charge coverage and leverage ratios are not included in the Bank of America Credit Agreement.

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

All of the debt under the Bank of America Credit Agreement is re-priced to current rates at frequent intervals. Therefore, its fair value approximates its carrying value at December 31, 2008. For the years ended December 31, 2008, 2007 and 2006, the Company had amortization of debt issuance costs, included within interest expense, of $0.4 million, $2.0 million and $1.2 million, respectively. Included in amortization of debt issuance costs for the year ended December 31, 2007 is approximately $0.6 million of debt issuance costs written off due to the reduction in the number of banks included in the Bank of America Credit Agreement, and $0.3 million written off due to the reduction in the Revolving Credit Facility on March 8, 2007. The Company incurred $0.2 million and $0.3 million associated with entering into the Bank of America Credit Agreement and amending the Previous Credit Agreement, respectively, as discussed above, for the years ended December 31, 2007 and 2006.

The Revolving Credit Facility under the Bank of America Credit Agreement requires lockbox agreements which provide for all Company receipts to be swept daily to reduce borrowings outstanding. These agreements, combined with the existence of a material adverse effect (“MAE”) clause in the Bank of America Credit Agreement, result in the Revolving Credit Facility being classified as a current liability, per guidance in the EITF No. 95-22, Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that

Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement. The Company does not expect to repay, or be required to repay, within one year, the balance of the Revolving Credit Facility, which has a final expiration date of November 30, 2010. The MAE clause, which is a fairly common requirement in commercial credit agreements, allows the lender to require the loan to become due if it determines there has been a material adverse effect on the Company’s operations, business, properties, assets, liabilities, condition, or prospects. The classification of the Revolving Credit Facility as a current liability is a result only of the combination of the lockbox agreements and the MAE clause.

Note 9.	EARNINGS (LOSS) PER SHARE

The Company’s diluted earnings (loss) per share were calculated using the treasury stock method in accordance with SFAS No. 128, Earnings Per Share. The basic and diluted earnings per share (“EPS”) calculations are as follows:

For the Years Ended December 31,	2008	2007	2006
	(Amounts in Thousands, except per share amounts)

Basic and Diluted EPS:
Loss from continuing operations	$(18,801)	$(13,881)	$(8,661)
Discontinued operations	2,319	12,380	(2,962)
Cumulative effect of a change in accounting principle	–	–	(756)

Net loss	$(16,482)	$(1,501)	$(12,379)

Weighted average shares – Basic and Diluted	7,951	7,951	7,967

Per share amount:
Loss from continuing operations	$(2.36)	$(1.75)	$(1.09)
Discontinued operations	0.29	1.56	(0.37)
Cumulative effect of a change in accounting principle	–	–	(0.09)

Net loss	$(2.07)	$(0.19)	$(1.55)

As of December 31, 2008 and 2007, no options were in-the-money, and 1,624,600 and 1,632,200 options were out-of-the money, respectively. As of December 31, 2006, 150,000 options were in-the-money and 1,568,000 options were out-of-the money. At December 31, 2008, 2007 and 2006, 1,131,551 convertible preferred shares were outstanding, which are in total convertible into 18,859,183 shares of Katy common stock. In-the-money options and convertible preferred shares were not included in the calculation of diluted earnings (loss) per share in any period presented because of their anti-dilutive impact as a result of the Company’s net loss position.

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

The Company adopted the provisions of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R) (“SFAS No. 158”), effective December 31, 2006. SFAS No. 158 requires employers to recognize the overfunded or underfunded positions of defined benefit postretirement plans as an asset or liability in their balance sheets and to recognize as a component of other comprehensive income the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost.

The Company expects to contribute $59,000 to the pension plans in fiscal 2009. The Company uses a December 31 measurement date for its pension and other postretirement benefit plans. The following table presents the funded status of the Company’s pension and postretirement benefit plans for the years ended December 31, 2008 and 2007:

	Pension Benefits		Other Benefits
	2008	2007	2008	2007
	(Amounts in Thousands)

Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$1,398	$1,539	$2,607	$3,831
Service cost	–	13	–	–
Interest cost	85	90	140	155
Actuarial (gain) loss	45	(63)	(280)	(1,118)
Adjustment for change in measurement date	8	–	–	–
Benefits paid	(389)	(181)	(244)	(261)

Projected benefit obligation at end of year	$1,147	$1,398	$2,223	$2,607

Change in plan assets:
Fair value of plan assets at beginning of year	$1,347	$1,297	$–	$–
Actuarial return on plan assets	(224)	89	–	–
Employer contributions	18	142	244	261
Adjustment for change in measurement date	(2)	–	–	–
Benefits paid	(389)	(181)	(244)	(261)

Fair value of plan assets at end of year	$750	$1,347	$–	$–

Funded status at end of year	$(397)	$(51)	$(2,223)	$(2,607)

Amounts recognized in Consolidated Balance Sheets:
Other non-current assets	$(47)	$(49)	$–	$–
Accrued expenses	–	–	207	237
Other liabilities	444	100	2,016	2,370

Total	$397	$51	$2,223	$2,607

Accumulated other comprehensive loss at December 31, 2008 and 2007 included unrecognized actuarial losses of $0.7 million and $0.5 million, respectively, that had not yet been recognized in net periodic pension cost. The actuarial loss included in accumulated other comprehensive loss and expected to be recognized in net periodic pension cost during the fiscal year ending December 31, 2009 is $44,000. The accumulated benefit obligation for all pension plans was $1.1 million and $1.4 million at December 31, 2008 and 2007, respectively.

The following table lists the projected benefit obligation (“PBO”), accumulated benefit obligation (“ABO”) and fair value of plan assets for the pension plans with PBOs and ABOs in excess of plan assets at December 31, 2008 and 2007 (amounts in thousands):

	2008		2007
		Accumulated		Accumulated
	Projected Benefit	Benefit Obligation	Projected Benefit	Benefit Obligation
	Obligation Exceeds	Exceeds	Obligation Exceeds	Exceeds
	Plan Assets	Plan Assets	Plan Assets	Plan Assets

Projected benefit obligation	$969	$969	$1,217	$1,217
Accumulated benefit obligation	$969	$969	$1,217	$1,217
Fair value of plan assets	$525	$525	$1,117	$1,117

The following table presents the assumptions used to determine the Company’s benefit obligations at December 31, 2008 and 2007 along with sensitivity of the Company’s plans to potential changes in certain key assumptions (dollars in thousands):

	Pension Benefits		Other Benefits
	2008	2007	2008	2007

Assumptions as of December 31:
Discount rates	6.75%	6.25%	6.75%	6.25%
Expected long-term return rate on assets	7.00%	7.00%	N/A	N/A
Assumed rates of compensation increases	N/A	N/A	N/A	N/A
Medical trend rate pre-65 (initial)	N/A	N/A	6.50%	7.00%
Medical trend rate post-65 (initial)	N/A	N/A	7.50%	8.00%
Medical trend rate (ultimate)	N/A	N/A	5.00%	5.00%
Years to ultimate rate pre-65	N/A	N/A	4	5
Years to ultimate rate post-65	N/A	N/A	6	7

Impact of one-percent increase in health care trend rate:
Increase in accumulated postretirement benefit obligation			$180	$212
Increase in service cost and interest cost			$12	$14

Impact of one-percent decrease in health care trend rate:
Decrease in accumulated postretirement benefit obligation			$157	$185
Decrease in service cost and interest cost			$11	$12

The discount rate was based on several factors comparing Moody’s AA Corporate rate and actuarial-based yield curves. In determining the expected return on plan assets, the Company considers the relative weighting of plan assets, the historical performance of total plan assets and individual asset classes and economic and other indicators of future performance. In addition, the Company may consult with and consider the opinions of financial and other professionals in developing appropriate return benchmarks. The allocation of pension plan assets is as follows:

	Percentage of Plan Assets
	December 31,
Asset Category	2008	2007

Equity Securities	40%	48%
Debt Securities	55%	52%
Real Estate	0%	0%
Other	5%	0%

The following table presents components of the net periodic benefit cost for the Company’s pension and postretirement benefit plans during 2008 and 2007 (amounts in thousands):

	Pension Benefits		Other Benefits
	2008	2007	2008	2007

Service cost	$–	$13	$–	$–
Interest cost	85	90	140	155
Expected return on plan assets	(88)	(93)	–	–
Amortization of prior service cost	–	–	–	19
Amortization of net loss	35	50	–	34

Net periodic benefit cost	$32	$60	$140	$208

During 2008, lump-sum distributions exceeded the settlement threshold resulting in additional expense related to pension benefits of $0.2 million not included in net periodic benefit cost above.

The following table presents estimated future benefit payments (amounts in thousands):

	Pension Benefits	Other Benefits

2009	$52	$214
2010	57	214
2011	56	212
2012	55	210
2013	58	206
Thereafter	396	947

Total	$674	$2,003

In addition to the plans described above, in 1993 the Company’s Board of Directors approved a retirement compensation program for certain officers and employees of the Company and a retirement compensation arrangement for the Company’s then Chairman and Chief Executive Officer. The Board approved a total of $3.5 million to fund such plans. Participants are allowed to defer 50% of their annual compensation as well as be eligible to participate in a profit sharing arrangement in which they vest over a five year period. In 2001, the Company limited participation to existing participants as well as discontinued any profit sharing arrangements. Participants can withdraw from the plan upon the latter of age 62 or termination from the Company. The obligation created by this plan is partially funded. Assets are held in a rabbi trust invested in various mutual funds. Gains and/or losses are earned by the participant. For the unfunded portion of the obligation, interest is accrued at 4% each year. The Company had $1.1 million and $1.3 million recorded in accrued compensation and other liabilities at December 31, 2008 and 2007, respectively, for this obligation.

401(k) Plans

The Company offers its employees the opportunity to voluntarily participate in one of two 401(k) plans administered by the Company. The Company makes matching and other contributions in accordance with the provisions of the plans and, under certain provisions, at the discretion of the Company. The Company made annual matching and other contributions for continuing operations of $0.3 million, $0.4 million and $0.4 million in 2008, 2007 and 2006, respectively.

Note 11.	STOCKHOLDERS’ EQUITY

Convertible Preferred Stock

On June 28, 2001, the Company completed a recapitalization following an agreement on June 2, 2001 with KKTY Holding Company, LLC (“KKTY”), an affiliate of Kohlberg Investors IV, L.P. (the “Recapitalization”). Under the terms of the Recapitalization, KKTY purchased 700,000 shares of newly issued preferred stock, $100 par value per share (“Convertible Preferred Stock”), which is convertible into 11,666,666 common shares, for an aggregate purchase price of $70.0 million. The Convertible Preferred shares were entitled to a 15% payment in kind (“PIK”) dividend (that is, dividends in the form of additional shares of Convertible Preferred Stock), compounded annually, which started accruing on August 1, 2001. PIK dividends were paid on August 1, 2002 (105,000 convertible preferred shares, equivalent to 1,750,000 common shares); August 1, 2003 (120,750 convertible preferred shares, equivalent to 2,012,500 common shares); August 1, 2004 (138,862.5 convertible preferred shares equivalent to 2,314,375 common shares); and on December 31, 2004 (66,938.5 convertible preferred shares, equivalent to 1,115,642 common shares). No dividends accrue or are payable after December 31, 2004. If converted, the 11,666,666 common shares, along with the 7,192,517 equivalent common shares from PIK dividends paid through December 31, 2004, would represent approximately 70% of the outstanding shares of common stock as of December 31, 2007, excluding outstanding options. The accruals of the PIK dividends were recorded as a charge to Additional Paid-in Capital due to the Company’s accumulated deficit position, and an increase to Convertible Preferred Stock. The dividends were recorded at fair value and reduced earnings available to common shareholders in the calculation of basic and diluted earnings per share.

The Convertible Preferred Stock is convertible at the option of the holder at any time after the earlier of 1) June 28, 2006, 2) board approval of a merger, consolidation or other business combination involving a change in control of the Company, or a sale of all or substantially all of the assets or liquidation of the Company, or 3) a contested election for directors of the Company nominated by KKTY. The preferred shares 1) are non-voting (with limited exceptions), 2) are non-redeemable, except in whole, but not in part, at the Company’s option (as approved only by the Class I directors) at any time after June 30, 2021, 3) were entitled to receive cumulative PIK dividends through December 31, 2004, as mentioned above, at a rate of 15% percent, 4) have no preemptive rights with respect to any other securities or instruments issued by the Company, and 5) have registration rights with respect to any common shares issued upon conversion of the Convertible Preferred Stock. Upon a liquidation of the Company, the holders of the Convertible Preferred Stock would receive the greater of (i) an amount equal to the par value ($100 per share) of their Convertible Preferred Stock, or (ii) an amount that the holders of the Convertible Preferred Stock would have received if their shares of Convertible Preferred Stock were converted into common stock immediately prior to the distribution upon liquidation.

Share Repurchase

On December 5, 2005, the Company announced the resumption of a plan to repurchase $1.0 million in shares of its common stock. The Company made no share purchases during 2008. During 2007 and 2006, the Company purchased 1,300 shares and 40,800 shares of common stock, respectively, on the open market for $3,400 and $0.1 million, respectively.

Note 12.	STOCK INCENTIVE PLANS

The Company has various stock incentive plans that provide for the granting of stock options, nonqualified stock options, SARs, restricted stock, performance units or shares and other incentive awards to certain employees and directors. Options have been granted at or above the market price of the Company’s stock at the date of grant, typically vest over a three-year period, and are exercisable not less than twelve months or more than ten years after the date of grant. Stock appreciation rights have been granted at or above the market price of the Company’s stock at the date of grant, typically vest over periods up to three years, and expire ten years from the date of issue. No more than 50% of the cumulative number of vested SARs held by an employee can be exercised in any one calendar year.

Options were granted in fiscal 2008 under the 2008 Chief Executive Officer’s Plan, the 2008 Chief Financial Officer’s Plan and the 2008 Vice President-Sales and Marketing’s Plan. All authorized shares from the plans, as approved by the Compensation Committee of the Board of Directors, were granted during 2008. There are no other authorized shares available for grant as of December 31, 2008 due to the expiration of previously approved plans. A summary of the status of the Company’s stock option plans as of December 31, 2008, and changes during the year then ended is presented in the table below:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Options	Price	Life	(In Thousands)

Outstanding at December 31, 2007	1,632,200	$3.59
Granted	1,000,000	1.19
Expired	(6,000)	18.13
Cancelled	(1,001,600)	3.03

Outstanding at December 31, 2008	1,624,600	$2.41	7.24 years	$–

Vested and Exercisable at December 31, 2008	624,600	$4.36	3.72 years	$–

As of December 31, 2008, total unvested compensation expense associated with stock options amounted to $0.6 million, and is being amortized on a straight-line basis over the respective option’s vesting period. The weighted average period in which the above compensation cost will be recognized is 1.4 years as of December 31, 2008. The Company expects all stock options outstanding at December 31, 2008 to vest. The Company generally issues shares from treasury stock to satisfy stock option exercises.

A summary of the status of the Company’s SARs plans as of December 31, 2008, and changes during the year then ended is presented in the table below:

		Weighted
		Average
	Options	Fair Value

Non-Vested at December 31, 2007	13,333	$0.80
Granted	6,000	0.94
Vested	(12,667)	0.86

Non-Vested at December 31, 2008	6,666	$0.80

Total Outstanding at December 31, 2008	595,717	$0.71

The fair value of options that vested during the years ended December 31, 2008, 2007 and 2006 was $0.1 million, $0.5 million and $0.4 million, respectively.

See Note 3 for a discussion of accounting for stock awards, and related fair value and pro forma earnings disclosures.

Note 13.	INCOME TAXES

The income tax provision (benefit) from continuing operations is based on the following pre-tax (loss) income:

	2008	2007	2006
	(Amounts in Thousands)

Domestic	$(18,288)	$(15,114)	$(10,345)
Foreign	(386)	514	1,155

Total	$(18,674)	$(14,600)	$(9,190)

The income tax provision (benefit) from continuing operations consists of the following:

	2008	2007	2006
	(Amounts in Thousands)

Current tax provision (benefit):
Federal	$898	$(800)	$(559)
State	(55)	35	30
Foreign	(764)	–	–

Total	$79	$(765)	$(529)

Deferred tax provision:
Federal	$–	$–	$–
State	–	–	–
Foreign	48	46	–

Total	$48	$46	$–

Total provision (benefit) from continuing operations	$127	$(719)	$(529)

The tax expense or benefit recorded in continuing operations is generally determined without regard to other categories of earnings, such as a loss from discontinued operations or other comprehensive income. An exception is provided if there is aggregate pre-tax income from other categories and a pre-tax loss from continuing operations, even if a valuation allowance has been established against deferred tax assets as of the beginning of the year. This exception results in a tax benefit being reflected in continuing operations to the extent that earnings from the other categories have been offset by losses generated by continuing operations during the year. The Company’s total tax benefit recorded in continuing operations as a result of the exception and application of the “with” computation was $0.5 million, $0.8 million and $0.8 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Actual income tax provision (benefit) reported from continuing operations are different than would have been computed by applying the federal statutory tax rate to loss from continuing operations before income taxes. The reasons for this difference are as follows:

	2008	2007	2006
	(Amounts in Thousands)

Benefit from income taxes at statutory rate	$(6,514)	$(5,110)	$(3,217)
State income taxes, net of federal benefit	(36)	23	20
Foreign tax rate differential	–	325	404
Net operating losses adjustments	(162)	(4)	2,518
Valuation allowance adjustments	7,715	3,843	(277)
Foreign NOL utilization	(123)	65	113
Permanent items	16	18	(124)
Reduction of tax reserves	(734)	–	–
Other, net	(35)	121	34

Net provision for (benefit from) income taxes	$127	$(719)	$(529)

The significant components of the Company’s deferred income tax liabilities and assets are as follows:

	2008	2007
	(Amounts in Thousands)

Deferred tax liabilities
Inventory costs	$(872)	$(1,074)
Deferred tax assets
Allowance for doubtful receivables	$115	$104
Accrued expenses and other items	8,015	9,872
Difference between book and tax bases of property	8,639	10,383
Operating loss carry-forwards — domestic	44,121	34,521
Operating loss carry-forwards — foreign	131	48
Tax credit carry-forwards	13,872	12,500

	74,893	67,428
Less valuation allowance	(74,021)	(66,306)

	872	1,122

Net deferred income tax asset	$–	$48

At December 31, 2008, the Company had approximately $116.2 million of Federal net operating loss carry-forwards (“Federal NOLs”), which will expire in years 2020 through 2028 if not utilized prior to that time. Due to tax laws governing change in control events and their relation to the Recapitalization, approximately $15.4 million of the Federal NOLs are subject to certain limitations as to the amount that can be used to offset taxable income in any single year. The remainder of the Company’s domestic and foreign net operating loss carry-forwards relate to certain U.S. operating subsidiaries, and the Company’s Canadian operations, respectively, and can only be used to offset income from these operations. At December 31, 2008, the Company’s Canadian subsidiary has Canadian net operating loss carry-forwards of approximately $0.4 million that expire in 2028. The tax credit carry-forwards relate to United States federal minimum tax credits of $1.3 million that have no expiration date, general business credits of $0.1 million that expire in years 2011 through 2022, and foreign tax credit carryovers of $12.5 million that expire in years 2009 through 2017.

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

The Company adopted FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized a $1.1 million increase in the liability for unrecognized tax benefits, which was accounted for as an increase of $0.1 million to the January 1, 2007 balance of deferred tax assets and a reduction of $1.0 million to the January 1, 2007 balance of retained earnings. A reconciliation of the beginning and ending balance for liabilities associated with unrecognized tax benefits is as follows (in thousands):

Balances at January 1, 2007	$2,043
Tax positions related to prior years	61
Tax positions related to the current year	819
Reductions for tax positions related to prior years	(329)
Settlements and payments	(339)
Lapse of applicable statute of limitations	(201)

Balances at December 31, 2007	2,054

Tax positions related to prior years	11
Reductions for tax positions related to prior years	(283)
Lapse of applicable statute of limitations	(463)

Balances at December 31, 2008	$1,319

At December 31, 2008 and 2007, the Company had reserves totaling $1.3 million and $2.1 million, respectively, primarily for various foreign income tax issues all of which, if recognized, would affect the effective tax rate.

The Company recognizes interest and penalties accrued related to the unrecognized tax benefits in the provision for income taxes. During 2008, 2007 and 2006, the Company recognized an insignificant amount in interest and penalties. The Company had approximately $0.4 million and $0.5 million for the payment of interest and penalties accrued at December 31, 2008 and 2007, respectively.

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

The Company and all of its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states. The Company’s foreign subsidiaries file income tax returns in certain foreign jurisdictions since they have operations outside the U.S. The Company and its subsidiaries are generally no longer subject to U.S. federal, state and local examinations by tax authorities for years before 2004.

Repatriation of Foreign Earnings

During 2006, the Company made provision for U.S. federal and foreign withholding tax on approximately $8.3 million of its Canadian subsidiary earnings which it intended to repatriate. The Company provided no federal and foreign withholding tax on the undistributed earnings of its remaining Canadian subsidiary as these earnings are intended to be re-invested indefinitely. It is not practicable to determine the amount of income tax liability that would result had such earnings actually been repatriated.

Note 14.	LEASE OBLIGATIONS

The Company has entered into non-cancelable operating leases for real property with lease terms of up to ten years. In addition, the Company leases manufacturing and data processing equipment under operating leases expiring during the next three years.

In most cases, management expects that in the normal course of business, leases will be renewed or replaced by other leases. Future minimum lease payments as of December 31, 2008 are as follows:

2009	$4,731
2010	4,225
2011	3,109
2012	2,168
2013	2,023
Thereafter	10,899

Total minimum payments	$27,155

Liabilities totaling $0.6 and $1.5 million were recorded on the Consolidated Balance Sheets at December 31, 2008 and 2007, respectively, related to leased facilities that have been fully or partially abandoned and available for sub-lease. These facilities were abandoned as cost saving measures as a result of efforts to restructure the Company’s operations. These liabilities are stated at fair value (i.e., discounted), and include estimates of sub-lease revenue. See Note 20 for amounts accrued in current and long-term liabilities related to non-cancelable, abandoned, leased facilities.

Rental expense for 2008, 2007 and 2006 for operating leases from continuing operations was $5.9 million, $6.1 million, and $6.3 million, respectively. Also, $0.5 million and $0.4 million of rent was paid and charged against liabilities in 2008 and 2007, respectively, for non-cancelable leases at facilities abandoned as a result of restructuring initiatives. These payments were offset by sub-lease receipts of $0.3 million and $0.1 million, respectively.

Note 15.	RELATED PARTY TRANSACTIONS

Kohlberg & Co., L.L.C., whose affiliate holds all 1,131,551 shares of the Company’s Convertible Preferred Stock, provides ongoing management oversight and advisory services to the Company. The Company paid $0.5 million annually for such services in 2008, 2007 and 2006, and expects to pay $0.5 million annually in future years. Such amounts are recorded in selling, general and administrative expenses in the Consolidated Statements of Operations.

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

For all periods presented, information for the Maintenance Products Group excludes amounts related to the CML, United Kingdom consumer plastics and Metal Truck Box business units as these units are classified as discontinued operations as discussed further in Note 6. The table below summarizes key financial statement information:

		Years Ended December 31,
		2008	2007	2006
		(Amounts in Thousands)

Maintenance Products Group
Net external sales		$167,802	$187,771	$192,416
Operating (loss) income		(7,485)	571	4,825
Operating (deficit) margin		(4.5)%	0.3%	2.5%
Depreciation and amortization		8,171	7,175	7,516
Capital expenditures		7,535	4,373	3,713
Total assets		73,304	85,124	86,147

Net sales	- Segment	$167,802	$187,771	$192,416

	Total	$167,802	$187,771	$192,416

Operating (loss) income	- Segment	$(7,485)	$571	$4,825
	- Unallocated corporate	(9,335)	(6,302)	(10,206)
	- Severance, restructuring and related charges	360	(2,581)	(17)
	- Loss on sale or disposal of assets	(995)	(2,434)	(412)

	Total	$(17,455)	$(10,746)	$(5,810)

Depreciation and amortization	- Segment	$8,171	$7,175	$7,516
	- Unallocated corporate	88	119	112

	Total	$8,259	$7,294	$7,628

Capital expenditures	- Segment	$7,535	$4,373	$3,713
	- Unallocated corporate	—	30	20
	- Discontinued operations	—	261	1,009

	Total	$7,535	$4,664	$4,742

Total assets	- Segment	$73,304	$85,124	$86,147
	- Other [a]	1,200	8,634	89,645
	- Unallocated corporate	2,791	4,806	6,902

	Total	$77,295	$98,564	$182,694

[a] Amounts shown as “Other” represent items associated with Sahlman Holding Company, Inc., the Company’s former equity method investment, and the assets of the Woods US, Woods Canada, CML, United Kingdom consumer plastics and the Metal Truck Box business units.

The Company operates businesses in the United States and foreign countries. The operations for 2008, 2007 and 2006 of businesses within major geographic areas are summarized as follows:

	United
(Amounts in Thousands)	States	Canada	Europe	Other	Consolidated

2008:
Sales to unaffiliated customers	$155,527	$8,954	$1,373	$1,948	$167,802
Total assets	$72,869	$4,426	$–	$–	$77,295

2007:
Sales to unaffiliated customers	$179,581	$3,296	$2,571	$2,323	$187,771
Total assets	$89,816	$8,748	$–	$–	$98,564

2006:
Sales to unaffiliated customers	$177,776	$9,128	$2,320	$3,192	$192,416
Total assets	$145,512	$24,678	$12,264	$240	$182,694

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

W.J. Smith Wood Preserving Company (“W.J. Smith”)

The matter with W. J. Smith, a subsidiary of the Company, originated in the 1980s when the United States and the State of Texas, through the Texas Water Commission, initiated environmental enforcement actions against W.J. Smith alleging that certain conditions on the W.J. Smith property (the “Property”) violated environmental laws. In order to resolve the enforcement actions, W.J. Smith engaged in a series of cleanup activities on the Property and implemented a groundwater monitoring program.

In 1993, the EPA initiated a proceeding under Section 7003 of the Resource Conservation and Recovery Act (“RCRA”) against W.J. Smith and the Company. The proceeding sought certain actions at the site and at certain off-site areas, as well as development and implementation of additional cleanup activities to mitigate off-site releases. In December 1995, W.J. Smith, the Company and the EPA agreed to resolve the proceeding through an Administrative Order on Consent under Section 7003 of RCRA. While the Company has completed the cleanup activities required by the Administrative Order on Consent under Section 7003 of RCRA, the Company still has further post-closure obligations in the areas of groundwater monitoring, as well as ongoing site operation and maintenance costs.

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

B.    Sterling Fluid Systems (USA) (“Sterling”) has tendered approximately 2,600 cases pending in Michigan, New Jersey, New York, Illinois, Nevada, Mississippi, Wyoming, Louisiana, Georgia, Massachusetts, Missouri, Kentucky, and California to the Company for defense and indemnification. With respect to one case, Sterling has demanded that the Company indemnify it for a $200,000 settlement. Sterling bases its tender of the complaints on the provisions contained in a 1993 Purchase Agreement between the parties whereby Sterling purchased the LaBour Pump business and other assets from the Company. Sterling has not filed a lawsuit against the Company in connection with these matters.

The tendered complaints all purport to state claims against Sterling and its subsidiaries. The Company and its current subsidiaries are not named as defendants. The plaintiffs in the cases also allege that they were exposed to asbestos and products containing asbestos in the course of their employment. Each complaint names as defendants many manufacturers of products containing asbestos, apparently because plaintiffs came into contact with a variety of different products in the course of their employment. Plaintiffs claim that LaBour Pump Company, a former division of an inactive subsidiary of the Company, and/or Sterling may have manufactured some of those products.

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

C.    LaBour Pump Company, a former division of an inactive subsidiary of the Company, has been named as a defendant in approximately 400 of the New Jersey cases tendered by Sterling. The Company has elected to defend these cases, the majority of which have been dismissed or settled for nominal sums. There are approximately 120 cases which remain active as of December 31, 2008.

While the ultimate liability of the Company related to the asbestos matters above cannot be determined at this time, the Company has recorded and accrued amounts that it deems reasonable for prospective liabilities with respect to this matter.

Non-Environmental Litigation – Banco del Atlantico, S.A.

In December 1996, Banco del Atlantico (“plaintiff”), a bank located in Mexico, filed a lawsuit in Texas against Woods Industries, Inc. (“Woods”, since renamed WII, Inc.), a subsidiary of the Company, and against certain past and/or then present officers, directors and owners of Woods (collectively, “defendants”). The plaintiff alleges that it was defrauded into making loans to a Mexican corporation controlled by certain past officers and directors of Woods based upon fraudulent representations and purported guarantees. Based on these allegations, and others, the plaintiff originally asserted claims for alleged violations of the federal Racketeer Influenced and Corrupt Organizations Act (“RICO”); “money laundering” of the proceeds of the illegal enterprise; the Indiana RICO and Crime Victims Act; common law fraud and conspiracy; and fraudulent transfer. The plaintiff also seeks recovery upon certain alleged guarantees purportedly executed by Woods Wire Products, Inc., a predecessor company from which Woods purchased certain assets in 1993 (prior to Woods’s ownership by the Company, which began in December 1996). The primary legal theories under which the plaintiff seeks to hold Woods liable for its alleged damages are respondeat superior, conspiracy, successor liability, or a combination of the three. Plaintiff’s claims as originally pled sought damages in excess of $24.0 million, requested that the Court void certain asset sales as purported “fraudulent transfers” (including the 1993 Woods Wire Products, Inc./Woods asset sale), and treble damages for some or all of their claims.

The case was transferred from Texas to the U.S. District Court in the Southern District of Indiana in 2003. In September 2004, the plaintiff and HSBC Mexico, S.A. (collectively, “plaintiffs”), who intervened in the litigation as an additional alleged owner of the claims against the defendants, filed a Second Amended Complaint.

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

On December 30, 2008 the Company entered into a settlement agreement with Pentland USA, Inc. (“PUSA”) in the total amount of $5.5 million. The agreement provides for payment over a period of years, and includes a down payment of $0.3 million paid on January 2, 2009, and monthly payment terms through April 2012 until the settlement is paid in full. This agreement seeks to resolve all actual or potential claims between the Company and PUSA, known or unknown, including the Company’s withholding of certain amounts from the purchase price of Woods as a result of the filing of the Banco del Atlantico litigation the day after the Company’s purchase of Woods from PUSA and PUSA’s predecessor-in-interest. The Company’s payments to PUSA under the settlement agreement will be reflected as appropriate on its future financial statements, but the Company understands that the disputes between it and PUSA have now been resolved and, consequently, it will no longer report on this matter in future reports.

Other Claims

There are a number of product liability and workers’ compensation claims pending against the Company and its subsidiaries. Many of these claims are proceeding through the litigation process and the final outcome will not be known until a settlement is reached with the claimant or the case is adjudicated. The Company estimates that it can take up to ten years from the date of the injury to reach a final outcome on certain claims. With respect to the product liability and workers’ compensation claims, the Company has provided for its share of expected losses beyond the applicable insurance coverage, including those incurred but not reported to the Company or its insurance providers, which are developed using actuarial techniques. Such accruals are developed using currently available claim information, and represent management’s best estimates. The ultimate cost of any individual claim can vary based upon, among other factors, the nature of the injury, the duration of the disability period, the length of the claim period, the jurisdiction of the claim and the nature of the final outcome.

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

Over the past several years, the Company has initiated several cost reduction and facility consolidation initiatives, resulting in severance, restructuring and related charges. Key initiatives were the consolidation of the St. Louis, Missouri manufacturing/distribution facilities, the consolidation of the Glit facilities and the relocation of the Corporate office. These initiatives resulted from the on-going strategic reassessment of the Company’s various businesses as well as the markets in which they operate.

A summary of charges (reductions) by major initiative is as follows:

	2008	2007	2006

Consolidation of Glit facilities	$(410)	$1,699	$299
Consolidation of St. Louis manufacturing/distribution facilities	50	882	(499)
Corporate office relocation	–	–	217

Total severance, restructuring and related charges	$(360)	$2,581	$17

Consolidation of Glit facilities – The Company previously approved a plan to consolidate the manufacturing facilities of its Glit business unit in order to implement a more competitive cost structure. In 2006, the Company completed the closure of the Pineville, North Carolina facility. Charges were incurred in 2006 associated with severance ($0.1 million) and costs for the movement of equipment ($0.2 million). In 2007, the Company closed the Washington, Georgia facility and integrated its operations into Wrens, Georgia. Charges were incurred in 2007 associated with severance for terminations at the Washington, Georgia facility ($0.1 million), costs for the removal of equipment from and cleanup of the Washington, Georgia facility ($0.2 million), the establishment of non-cancelable lease liabilities for the abandoned Washington, Georgia facility ($0.7 million), and other lease-related costs ($0.7 million). Other lease-related costs represent write-offs of leasehold improvements ($0.4 million) and a favorable lease intangible asset ($0.3 million) related to the Washington, Georgia facility. During the year ended December 31, 2008, the Company entered into an agreement with the lessor to cancel the Company’s future lease obligations upon a one-time payment. As a result, the Company recognized $0.4 million income for the reduction of the remaining balance of the non-cancelable lease liability. Management believes that no further charges will be incurred for this activity. Following is a rollforward of restructuring liabilities by type for the consolidation of Glit facilities (amounts in thousands):

		One-time	Contract
		Termination	Termination
	Total	Benefits [a]	Costs [b]	Other [c]

Restructuring liabilities at December 31, 2006	$5	$–	$5	$–
Additions	1,774	151	1,450	173
Reductions	(75)	–	(75)	–
Payments	(389)	(151)	(65)	(173)
Other	(689)	–	(689)	–

Restructuring liabilities at December 31, 2007	$626	$–	$626	$–
Payments	(216)	–	(216)	–
Other	(410)	–	(410)	–

Restructuring liabilities at December 31, 2008	$–	$–	$–	$–

Consolidation of St. Louis manufacturing/distribution facilities – In 2002, the Company committed to a plan to consolidate the manufacturing and distribution of the four CCP facilities in the St. Louis, Missouri area.

Management believed that in order to implement a more competitive cost structure and combat competitive pricing pressure, the excess capacity at the four plastic molding facilities in this area would need to be eliminated. This plan was completed by the end of 2003. Charges were incurred in 2008, 2007 and 2006 associated with adjustments to the non-cancelable lease accrual at the Hazelwood, Missouri facility due to changes in the subleasing assumptions. Management believes that no further charges will be incurred for this activity, except for potential adjustments to non-cancelable lease liabilities as actual activity compares to assumptions made. Following is a rollforward of restructuring liabilities by type for the consolidation of St. Louis manufacturing/distribution facilities (amounts in thousands):

Contract
Termination
Costs [b]

Restructuring liabilities at December 31, 2006	$465
Additions	882
Payments	(520)

Restructuring liabilities at December 31, 2007	$827
Additions	50
Payments	(308)

Restructuring liabilities at December 31, 2008	$569

Corporate office relocation – In November 2005, the Company announced the closing of its corporate office in Middlebury, Connecticut. The amount recorded in 2006 primarily relates to severance for employees at the Middlebury office. There was no activity for this initiative during 2008 or 2007.

All restructuring activity since December 31, 2006 relates to the Maintenance Products Group. A rollforward of all restructuring liabilities since December 31, 2006 is as follows (amounts in thousands):

		One-time	Contract
		Termination	Termination
	Total	Benefits [a]	Costs [b]	Other [c]

Restructuring liabilities at December 31, 2006	$470	$–	$470	$–
Additions	2,656	151	2,332	173
Reductions	(75)	–	(75)	–
Payments	(909)	(151)	(585)	(173)
Other	(689)	–	(689)	–

Restructuring liabilities at December 31, 2007	$1,453	$–	$1,453	$–
Additions	50	–	50	–
Payments	(524)	–	(524)	–
Other	(410)	–	(410)	–

Restructuring liabilities at December 31, 2008	$569	$–	$569	$–

[a]	Includes severance, benefits, and other employee-related costs associated with the employee terminations. No obligations remain at December 31, 2008.

[b]	Includes charges related to non-cancelable lease liabilities for abandoned facilities, net of potential sub-lease revenue. Total maximum potential amount of lease loss, excluding any sublease rentals, is $1.5 million as of December 31, 2008. The Company has included $0.9 million as an offset for sublease rentals.

[c]	Includes charges associated with equipment removal and cleanup of abandoned facilities. No obligations remain at December 31, 2008.

As of December 31, 2008, the Company does not anticipate any further significant severance, restructuring and other related charges in the upcoming year related to the plans discussed above.

The table below summarizes the future obligations for severance, restructuring and other related charges by operating segment detailed above (amounts in thousands):

Maintenance
Products
Group

2009	$180
2010	188
2011	201

Total Payments	$569

Note 19.	QUARTERLY RESULTS OF OPERATIONS (UNAUDITED):

For all periods presented, net sales and gross profit exclude amounts related to the Metal Truck Box, United Kingdom consumer plastics, CML, Woods US, and Woods Canada business units as these units are classified as discontinued operations as discussed further in Note 6:

2008	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr

Net sales	$41,691	$45,134	$44,364	$36,613

Gross profit	$3,828	$2,466	$2,870	$2,960

Net loss	$(3,434)	$(4,215)	$(4,953)	$(3,880)

Loss per share of common stock – Basic and diluted	$(0.43)	$(0.53)	$(0.62)	$(0.49)

2007	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr

Net sales	$45,552	$49,972	$49,208	$43,039

Gross profit	$5,596	$6,640	$5,539	$2,479

Net (loss) income	$(3,779)	$1,808	$(810)	$1,280

(Loss) earnings per share of common stock – Basic and diluted	$(0.48)	$0.23	$(0.10)	$0.16

Note 20.	SUPPLEMENTAL BALANCE SHEET INFORMATION

The following table provides detail regarding other current assets shown on the Consolidated Balance Sheets:

	December 31,
	2008	2007

Note receivable – Metal Truck Box	$1,200	$600
Insurance claim receivable	1,097	50
Prepaids	718	1,006
Miscellaneous receivables (sale of businesses)	–	635
Other	501	229

Total	$3,516	$2,520

The following table provides detail regarding other assets shown on the Consolidated Balance Sheets:

	December 31,
	2008	2007

Debt issuance costs, net	$727	$1,114
Rabbi trust assets	669	1,263
Deposits	264	271
Note receivable – Metal Truck Box	–	600
Other	149	222

Total	$1,809	$3,470

The following table provides detail regarding accrued expenses shown on the Consolidated Balance Sheets:

	December 31,
	2008	2007

Contingent liabilities	$7,025	$8,135
Advertising and rebates	2,676	3,377
Settlement payment – current	1,500	6,039
Professional services	534	843
Accrued SARs	440	575
Commissions	363	449
Non-cancelable lease liabilities – restructuring	219	421
Pension and postretirement benefits	208	244
Other	1,301	2,242

Total	$14,266	$22,325

Contingent liabilities consist of accruals for estimated losses associated with environmental issues and the uninsured portion of general and product liability and workers’ compensation claims. The settlement payment accrued at December 31, 2008 represents amounts due to PUSA in accordance with the settlement agreement as described in Note 17, and at December 31, 2007 represents a purchase price adjustment associated with the purchase of a subsidiary.

The following table provides detail regarding other liabilities shown on the Consolidated Balance Sheets:

	December 31,
	2008	2007

Settlement payment – long-term	$4,000	$–
Pension and postretirement benefits	2,458	2,462
Deferred compensation	1,555	2,211
Accrued income taxes – long-term	1,319	2,052
Asset retirement obligations	827	829
Non-cancelable lease liabilities – restructuring	351	1,019
Other	93	133

Total	$10,603	$8,706

Note 21.	SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid (refunded) for interest and income taxes during the years ended December 31 was as follows:

	2008	2007	2006

Interest	$1,195	$4,916	$5,486

Income taxes	$(93)	$2,176	$1,067

A significant non-cash transaction for 2007 included a $6.8 million receivable associated with the sale of the Woods US and Woods Canada businesses. In addition, 2006 included a $1.2 million promissory note received as part of the sale of the Metal Truck Box business unit. See Note 6 for further discussion.

Note 22.	VALUATION AND QUALIFYING ACCOUNTS

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006
(Amounts in Thousands)

	Balance at	Additions			Balance at
	Beginning	Charged to	Write-offs	Other	End
Accounts Receivable Reserves	of Year	Expense	to Reserves	Adjustments *	of Year

Year ended December 31, 2008
Trade receivables	$261	$45	$(19)	$–	$287
Sales allowances	4,289	12,597	(13,559)	–	3,327

	$4,550	$12,642	$(13,578)	$–	$3,614

Year ended December 31, 2007
Trade receivables	$2,213	$(140)	$(85)	$(1,727)	$261
Sales allowances	17,893	13,967	(15,585)	(11,986)	4,289

	$20,106	$13,827	$(15,670)	$(13,713)	$4,550

Year ended December 31, 2006
Trade receivables	$2,445	$(147)	$(155)	$70	$2,213
Sales allowances	14,071	14,201	(14,409)	4,030	17,893

	$16,516	$14,054	$(14,564)	$4,100	$20,106

	Balance at	Additions			Balance at
	Beginning	Charged to	Write-offs	Other	End
Inventory Reserves	of Year	Expense	to Reserves	Adjustments	of Year

Year ended December 31, 2008	$1,376	$85	$(116)	$–	$1,345
Year ended December 31, 2007	$3,905	$(183)	$(50)	$(2,296)	$1,376
Year ended December 31, 2006	$4,548	$460	$(486)	$(617)	$3,905

	Balance at				Balance at
	Beginning			Other	End
Income Tax Valuation Allowances	of Year	Provision	Reversals	Adjustments	of Year

Year ended December 31, 2008	$66,306	$7,715	$–	$–	$74,021
Year ended December 31, 2007	$66,971	$–	$(665)	$–	$66,306
Year ended December 31, 2006	$64,794	$2,177	$–	$–	$66,971

*	Other adjustments for all periods presented includes net activity associated with our businesses disposed in 2007 and 2006.

Note 23.	PROPOSED REVERSE STOCK SPLIT

On October 10, 2008, the Company announced that its Board of Directors had approved a plan to deregister the Company’s common stock under the Securities Exchange Act of 1934, as amended, and therefore, to terminate its obligations to file periodic and current reports with the Securities and Exchange Commission (“SEC”). The principal reason for the Company’s decision to go private was to eliminate the substantial expenses associated with filing various periodic and current reports with the SEC. The deregistration would have been effected through a 1-for-500 reverse stock split of its common stock (the “Reverse Stock Split”), with cash being issued in lieu of any resulting fractional shares in the amount of $2.00 per pre-split share, which would have resulted in the reduction of the number of common stockholders of the Company to fewer than 300. This would have permitted the Company to discontinue the filing of annual and periodic reports and other filings with the SEC.

On February 17, 2009, the Company filed with the SEC a Schedule 13E-3 Transaction Statement and a Schedule 14A Proxy Statement describing the anticipated transaction in detail and soliciting stockholders to vote on amending the Company’s certificate of incorporation to provide for the Reverse Stock Split. On March 12, 2009, the Company announced that its Board of Directors determined that the Reverse Stock Split was no longer in the best interests of the Company and decided to abandon the proposal. The decision was due primarily to a change in the number of shares to be exchanged for cash, which resulted in a substantial increase in the expense of the Reverse Stock Split as compared to what was originally anticipated.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings with the SEC is reported within the time periods specified in the SEC’s rules, regulations and related forms, and that such information is accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (pursuant to Rule 13a-15(e) under the Exchange Act) as of the end of the period of our report. Based upon that evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2008 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of December 31, 2008, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the year ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Item 9B.  OTHER INFORMATION

On October 27, 2008, the Company filed a Report on Form 8-K (the “Form 8-K”) reporting the Company’s entry into a letter agreement with James W. Shaffer pursuant to which Mr. Shaffer was appointed Vice President and Chief Financial Officer of the Company. The Form 8-K disclosed the grant to Mr. Shaffer of options to purchase common stock of the Company (the “Common Stock”). On October 15, 2008, the Board of Directors of the Company approved and adopted the Katy Industries, Inc. 2008 Chief Financial Officer’s Plan (the “2008 CFO Plan”). The 2008 CFO Plan is intended to promote the best interests of the Company and its shareholders by enabling the Company to induce James W. Shaffer, the sole participant in the 2008 CFO Plan, to become an employee of the Company by rewarding him for his contributions to the Company, and promoting the success of the Company’s business by aligning his financial interests with long-term shareholder value through compensation based on the performance of the Company’s common stock.

The Compensation Committee of the Board of Directors will administer the 2008 CFO Plan. Only James W. Shaffer is eligible to receive incentive awards under the 2008 CFO Plan.

The 2008 CFO Plan permits the grant of options to purchase an aggregate of up to 125,000 shares of the Common Stock at a price per share determined by the Compensation Committee on the date of grant. The Compensation Committee is authorized to determine the vesting schedule for such options. In the event of a change in control of the Company during which Mr. Shaffer continues to serve in his current position with the Company, any outstanding options granted under the 2008 CFO Plan will become immediately exercisable and will remain exercisable for ninety (90) days, after which such options shall terminate. The number and kind of shares that may be distributed under the 2008 CFO Plan will be appropriately adjusted by the Compensation Committee in the event of a change in control, stock dividend, stock split, subdivision or consolidation of shares, reorganization, recapitalization or other similar event affecting the Common Stock.

On October 15, 2008, the Compensation Committee approved the grant to Mr. Shaffer of options to purchase 125,000 shares of the Common Stock under the 2008 CFO Plan on the terms set forth in the Form 8-K.

Part III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding the directors of the Company is incorporated herein by reference to the information set forth under the section entitled “Election of Directors” in the Proxy Statement of Katy Industries, Inc. for its 2009 annual meeting of shareholders (the “2009 Proxy Statement”), which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after December 31, 2008.

Information regarding executive officers of the Company is incorporated herein by reference to the information set forth under the section entitled “Information Concerning Directors and Executive Officers” in the 2009 Proxy Statement.

Information regarding compliance with Section 16 of the Securities Exchange Act of 1934 is incorporated herein by reference to the information set forth under the Section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2009 Proxy Statement.

Information regarding the Company’s Code of Ethics is incorporated herein by reference to the information set forth under the Section entitled “Code of Ethics” in the 2009 Proxy Statement.

Item 11.  EXECUTIVE COMPENSATION

Information regarding compensation of executive officers is incorporated herein by reference to the information set forth under the section entitled “Executive Compensation” in the 2009 Proxy Statement.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding beneficial ownership of stock by certain beneficial owners and by management of the Company is incorporated by reference to the information set forth under the section “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management” in the 2009 Proxy Statement.

Equity Compensation Plan Information

The following table represents information as of December 31, 2008 with respect to equity compensation plans under which shares of the Company’s common stock are authorized for issuance:

			Number of Securities
			Remaining Available for
	Number of Securities to	Weighted-average	Future Issuances Under Equity
	Be Issued on Exercise of	Exercise Price of	Compensation Plans
	Outstanding Option,	Outstanding Options,	(Excluding Securities
Plan Category	Warrants and Rights	Warrants and Rights	Reflected in Column (a))
	(a)	(b)	(c)

Equity Compensation Plans Approved by Stockholders	532,850	$5.04	—
Equity Compensation Plans Not Approved by Stockholders	1,687,467	$2.49	546,063

Total	2,220,317		546,063

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

On September 4, 2001, the Company entered into an employment agreement with Amir Rosenthal, Vice President, Chief Financial Officer, General Counsel and Secretary. To induce Mr. Rosenthal to enter into the employment agreement, on September 4, 2001, the Compensation Committee of the Board of Directors approved the Katy Industries, Inc. 2001 Chief Financial Officer’s Plan. Under this plan, Mr. Rosenthal was granted 123,077 stock options. Pursuant to approval by the Katy Board of Directors, the stock options granted to Mr. Rosenthal under this plan were vested in March 2004. Upon the separation from the Company of Mr. Rosenthal in September 2008, all of Mr. Rosenthal’s stock options were cancelled.

On November 21, 2002, the Board of Directors approved the 2002 Stock Appreciation Rights Plan (the “2002 SAR Plan”), authorizing the issuance of up to 1,000,000 SARs. Vesting of the SARs occurs ratably over three years from the date of issue. The 2002 SAR Plan provides limitations on redemption by holders, specifying that no more than 50% of the cumulative number of vested SARs held by an employee could be exercised in any one calendar year. The SARs expire ten years from the date of issue. In 2006, 20,000 SARs were granted to one individual with an exercise price of $3.16. In 2008, 2007 and 2006, 2,000 SARs each were granted to three directors with a Stand-Alone Stock Appreciation Rights Agreement. These SARs vest immediately and have an exercise price of $1.15, $1.10 and $2.08, respectively. At December 31, 2008, Katy had 395,716 SARs outstanding at a weighted average exercise price of $4.49. The 2002 SAR Plan also provides that in the event of a Change in Control of the Company, all outstanding SARs may become fully vested. In accordance with the 2002 SAR Plan, a “Change in Control” is deemed to have occurred upon any of the following events: 1) a sale of 100 percent of the Company’s outstanding capital stock, as may be outstanding from time to time; 2) a sale of all or substantially all of the Company’s operating subsidiaries or assets; or 3) a transaction or series of transactions in which any third party acquires an equity ownership in the Company greater than that held by KKTY Holding Company, L.L.C. and in which Kohlberg relinquishes its right to nominate a majority of the candidates for election to the Board of Directors.

On June 1, 2005, the Company entered into an employment agreement with Anthony T. Castor III, its former President and Chief Executive Officer. To induce Mr. Castor to enter into the employment agreement, on July 15, 2005, the Compensation Committee of the Board of Directors approved the Katy Industries, Inc. 2005 Chief Executive Officer’s Plan (the “2005 Chief Executive Officer’s Plan”). Under this plan, Mr. Castor was granted 750,000 stock options. Upon the separation from the Company of Mr. Castor in April 2008, all of Mr. Castor’s stock options were cancelled.

On April 21, 2008, the Company entered into an employment agreement with David J. Feldman, its President and Chief Executive Officer. To induce Mr. Feldman to enter into the employment agreement, the Compensation Committee of the Board of Directors approved the Katy Industries, Inc. 2008 Chief Executive Officer’s Plan (the “2008 Chief Executive Officer’s Plan”). Under this plan, Mr. Feldman was granted 750,000 stock options. These options vest in three equal annual installments beginning on the first anniversary of the grant date of April 21, 2008.

On October 27, 2008, the Company entered into an employment agreement with James W. Shaffer, its Vice President, Treasurer and Chief Financial Officer. To induce Mr. Shaffer to enter into the employment agreement, the Compensation Committee of the Board of Directors approved the Katy Industries, Inc. 2008 Chief Financial Officer’s Plan (the “2008 Chief Financial Officer’s Plan”). Under this plan, Mr. Shaffer was granted 125,000 stock options. These options vest in three equal annual installments beginning on the first anniversary of the grant date of October 27, 2008.

On October 27, 2008, the Company entered into an employment agreement with Edward Carter, its Vice President – Sales and Marketing. To induce Mr. Carter to enter into the employment agreement, the Compensation Committee of the Board of Directors approved the Katy Industries, Inc. 2008 Vice President — Sales and Marketing’s Plan (the “2008 Vice President – Sales and Marketing’s Plan”). Under this plan, Mr. Carter was granted 125,000 stock options. These options vest in three equal annual installments beginning on the first anniversary of the grant date of October 27, 2008.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions with management is incorporated herein by reference to the information set forth under the section entitled “Executive Compensation” in the 2009 Proxy Statement.

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding principal accountant fees and services is incorporated herein by reference to the information set forth under the section entitled “Proposal 2 – Ratification of the Independent Public Auditors” in the 2009 Proxy Statement.

Part IV

Item 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	1. Financial Statements

The following financial statements of the Company are set forth in Part II, Item 8, of this Form 10-K:

- Consolidated Balance Sheets as of December 31, 2008 and 2007
- Consolidated Statements of Operations for the years ended December 31, 2008, 2007 and 2006
- Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2008, 2007 and 2006
- Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006
- Notes to Consolidated Financial Statements

2. Exhibits

The exhibits filed with this report are listed on the “Exhibit Index.”

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 31, 2009	KATY INDUSTRIES, INC. Registrant

/S/ David J. Feldman
David J. Feldman
President and Chief Executive Officer

/S/ James W. Shaffer
James W. Shaffer
Vice President, Treasurer and Chief Financial Officer

POWER OF ATTORNEY

Each person signing below appoints David J. Feldman and James W. Shaffer, or either of them, his attorneys-in-fact for him in any and all capacities, with power of substitution, to sign any amendments to this report, and to file the same with any exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of this 31st day of March, 2009.

Signature	Title

/S/ William F. Andrews William F. Andrews	Chairman of the Board and Director

/S/ David J. Feldman David J. Feldman	President, Chief Executive Officer and Director (Principal Executive Officer)

/S/ James W. Shaffer James W. Shaffer	Vice President, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)

/S/ Christopher Anderson Christopher Anderson	Director

/S/ Robert M. Baratta Robert M. Baratta	Director

/S/ Daniel B. Carroll Daniel B. Carroll	Director

/S/ Wallace E. Carroll, Jr. Wallace E. Carroll, Jr.	Director

/S/ Samuel P. Frieder Samuel P. Frieder	Director

/S/ Christopher Lacovara Christopher Lacovara	Director

/S/ Shant Mardirossian Shant Mardirossian	Director

KATY INDUSTRIES, INC.
EXHIBIT INDEX
DECEMBER 31, 2008

Exhibit
Number	Exhibit Title

2	Preferred Stock Purchase and Recapitalization Agreement, dated as of June 2, 2001 (incorporated by reference to Annex B to the Company’s Proxy Statement on Schedule 14A filed June 8, 2001).	*
3.1	The Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K on July 13, 2001).	*
3.2	The By-laws of the Company, as amended (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q filed May 15, 2001).	*
10.1	Amended and Restated Katy Industries, Inc. 1995 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed August 9, 2006).	*
10.2	Katy Industries, Inc. Non-Employee Director Stock Option Plan (incorporated by reference to Katy’s Registration Statement on Form S-8 filed June 21, 1995).	*
10.3	Katy Industries, Inc. Supplemental Retirement and Deferral Plan effective as of June 1, 1995 (incorporated by reference to Exhibit 10.4 to Company’s Annual Report on Form 10-K filed April 1, 1996).	*
10.4	Katy Industries, Inc. Directors’ Deferred Compensation Plan effective as of June 1, 1995 (incorporated by reference to Exhibit 10.5 to Company’s Annual Report on Form 10-K filed April 1, 1996).	*
10.5	Employment Agreement dated as of April 21, 2008 between David J. Feldman and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed May 13, 2008).	*
10.6	Katy Industries, Inc. 2008 Chief Executive Officer’s Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed May 13, 2008).	*
10.7	CFO Employment Offer Letter dated as of October 27, 2008 between James W. Shaffer and the Company (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed October 27, 2008).	*
10.8	Vice President, Sales and Marketing Employment Offer Letter dated as of October 27, 2008 between Edward Carter and the Company (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed October 27, 2008).	*
10.9	Katy Industries, Inc. 2008 Chief Financial Officer’s Plan.	**
10.10	Katy Industries, Inc. 2008 Vice President, Sales and Marketing’s Plan.	**
10.11	Katy Industries, Inc. 2002 Stock Appreciation Rights Plan, dated November 21, 2002, (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K dated April 15, 2003).	*
10.12	Katy Industries, Inc. Executive Bonus Plan dated December 2001 (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K dated April 15, 2005).	*
10.13	Second Amended and Restated Loan Agreement dated as of November 30, 2007 with Bank of America, (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 5, 2007).	*
10.14	Amended and Restated Katy Industries, Inc. 1997 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.20 of the Company’s Quarterly Report on Form 10-Q filed August 9, 2006).	*
10.15	Stand-Alone Stock Appreciation Rights Agreement (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed September 6, 2006).	*
10.16	Director Compensation Arrangements	**
21	Subsidiaries of registrant	**
23.1	Consent of Independent Registered Public Accounting Firm	**
23.2	Consent of Independent Registered Public Accounting Firm	**

Exhibit
Number	Exhibit Title

31.1	CEO Certification pursuant to Securities Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	**
31.2	CFO Certification pursuant to Securities Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	**
32.1	CEO Certification required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**#
32.2	CFO Certification required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**#

*	Indicates incorporated by reference.

**	Indicates filed herewith.

#	These certifications are being furnished solely to accompany this report pursuant to 18 U.S.C. 1350, and are not being filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of Katy Industries, Inc. whether made before or after the date hereof, regardless of any general incorporation language in such filing.