Form 10-Q
period 2009-05-14
KATY INDUSTRIES INC
filed 2009-05-14
CIK 54681

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

[  x ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  April 3, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐	No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class	Outstanding at April 30, 2009
Common Stock, $1 Par Value	7,951,176 Shares

KATY INDUSTRIES, INC.
FORM 10-Q
April 3, 2009

index

PART I  FINANCIAL INFORMATION

Item 1.  Financial Statements

KATY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF APRIL 3, 2009 (UNAUDITED) AND DECEMBER 31, 2008
 (Amounts in Thousands)

ASSETS

	April 3,	December 31,
	2009	2008
CURRENT ASSETS:

Cash	$855	$683
Accounts receivable, net	15,220	13,773
Inventories, net	15,808	19,911
Other current assets	1,136	3,516

Total current assets	33,019	37,883

OTHER ASSETS:

Goodwill	665	665
Intangibles, net	4,355	4,455
Other	2,861	1,809

Total other assets	7,881	6,929

PROPERTY AND EQUIPMENT
Land and improvements	336	336
Buildings and improvements	8,691	8,686
Machinery and equipment	92,772	92,693

	101,799	101,715
Less - Accumulated depreciation	(70,672)	(69,232)

Property and equipment, net	31,127	32,483

Total assets	$72,027	$77,295

See Notes to Condensed Consolidated Financial Statements.

index

KATY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF APRIL 3, 2009 (UNAUDITED) AND DECEMBER 31, 2008
 (Amounts in Thousands, Except Share Data)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	April 3,	December 31,
	2009	2008
CURRENT LIABILITIES:

Accounts payable	$9,531	$10,283
Book overdraft	1,776	2,289
Accrued compensation	2,949	3,015
Accrued expenses	13,953	14,266
Current maturities of long-term debt	1,500	1,500
Revolving credit agreement	8,957	9,118

Total current liabilities	38,666	40,471

LONG-TERM DEBT, less current maturities	6,553	6,928

OTHER LIABILITIES	9,804	10,603

Total liabilities	55,023	58,002

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS’ EQUITY
15% Convertible preferred stock, $100 par value; authorized
1,200,000 shares; issued and outstanding 1,131,551 shares;
liquidation value $113,155	108,256	108,256
Common stock, $1 par value; authorized 35,000,000 shares;
issued 9,822,304 shares	9,822	9,822
Additional paid-in capital	26,951	27,248
Accumulated other comprehensive loss	(1,776)	(1,742)
Accumulated deficit	(104,812)	(102,397)
Treasury stock, at cost, 1,871,128 shares	(21,437)	(21,894)

Total stockholders' equity	17,004	19,293

Total liabilities and stockholders' equity	$72,027	$77,295

See Notes to Condensed Consolidated Financial Statements.

index

KATY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED APRIL 3, 2009 AND MARCH 31, 2008
(Amounts in Thousands, Except Per Share Data)
(Unaudited)

	April 3,	March 31,
	2009	2008

Net sales	$35,092	$41,691
Cost of goods sold	29,955	37,863
Gross profit	5,137	3,828
Selling, general and administrative expenses	7,164	6,737
Severance, restructuring and related charges	-	138
Loss on sale or disposal of assets	-	533
Operating loss	(2,027)	(3,580)
Interest expense	(309)	(483)
Other, net	(73)	(14)

Loss from continuing operations before income tax (provision) benefit	(2,409)	(4,077)
Income tax (provision) benefit from continuing operations	(6)	352

Loss from continuing operations	(2,415)	(3,725)
Loss from operations of discontinued businesses (net of tax)	-	(252)
Gain on sale of discontinued businesses (net of tax)	-	543

Net loss	$(2,415)	$(3,434)

Loss per share of common stock - Basic and diluted:
Loss from continuing operations	$(0.30)	$(0.47)
Discontinued operations	-	0.04
Net loss	$(0.30)	$(0.43)

Weighted average common shares outstanding:
Basic and diluted	7,951	7,951

See Notes to Condensed Consolidated Financial Statements.

index

KATY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED APRIL 3, 2009 AND MARCH 31, 2008
(Amounts in Thousands)
(Unaudited)

	April 3,	March 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(2,415)	$(3,434)
Income from discontinued operations	-	(291)
Loss from continuing operations	(2,415)	(3,725)
Depreciation and amortization	1,656	1,823
Amortization of debt issuance costs	96	96
Stock-based compensation	7	(127)
Loss on sale or disposal of assets	-	533
	(656)	(1,400)
Changes in operating assets and liabilities:
Accounts receivable	(1,479)	(1,833)
Inventories	4,032	928
Other assets	1,148	134
Accounts payable	(728)	(1,489)
Accrued expenses	(214)	(853)
Other	(749)	(363)
	2,010	(3,476)

Net cash provided by (used in) continuing operations	1,354	(4,876)
Net cash used in discontinued operations	-	(320)
Net cash provided by (used in) operating activities	1,354	(5,196)

Cash flows from investing activities:
Capital expenditures	(186)	(1,037)
Proceeds from sale of assets	-	35

Net cash used in continuing operations	(186)	(1,002)
Net cash provided by discontinued operations	-	4,424
Net cash (used in) provided by investing activities	(186)	3,422

Cash flows from financing activities:
Net (repayments) borrowings on revolving loans	(131)	2,940
Decrease in book overdraft	(513)	(2,110)
Repayments of term loans	(375)	(399)

Net cash (used in) provided by financing activities	(1,019)	431

Effect of exchange rate changes on cash	23	(54)
Net increase (decrease) in cash	172	(1,397)
Cash, beginning of period	683	2,015
Cash, end of period	$855	$618

See Notes to Condensed Consolidated Financial Statements.

index

KATY INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

Note 1.  SIGNIFICANT ACCOUNTING POLICIES

Consolidation Policy and Basis of Presentation – The condensed consolidated financial statements include the accounts of Katy Industries, Inc. and subsidiaries in which it has a greater than 50% interest, collectively “Katy” or the “Company”.  All significant intercompany accounts, profits and transactions have been eliminated in consolidation.  The condensed consolidated balance sheet at April 3, 2009 and the related condensed consolidated statements of operations and cash flows for the three months ended April 3, 2009 and March 31, 2008 have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial condition and results of operations of the Company.  Interim results may not be indicative of results to be realized for the entire year.  The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.  The condensed consolidated balance sheet as of December 31, 2008 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States (“GAAP”).

Fiscal Year – The Company operates and reports using a 4-4-5 fiscal year which always ends on December 31.  As a result, December and January do not typically consist of five and four weeks, respectively.  The first quarter of 2009 and 2008 consisted of 66 shipping days and 62 shipping days, respectively.

Use of Estimates and Reclassifications – The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Certain reclassifications on the cash flow statement were made to the 2008 amounts in order to conform to the 2009 presentation.

Inventories – The components of inventories are as follows (amounts in thousands):

	April 3,	December 31,
	2009	2008

Raw materials	$10,089	$12,764
Work in process	606	718
Finished goods	9,549	12,054
Inventory reserves	(1,344)	(1,345)
LIFO reserve	(3,092)	(4,280)
	$15,808	$19,911

At April 3, 2009 and December 31, 2008, approximately 51% and 50%, respectively, of Katy’s inventories were accounted for using the last-in, first-out (“LIFO”) method of costing, while the remaining inventories were accounted for using the first-in, first-out (“FIFO”) method.  Current cost, as determined using the FIFO method, exceeded LIFO cost by $3.1 million and $4.3 million at April 3, 2009 and December 31, 2008, respectively.

Property, Plant and Equipment – Property and equipment are stated at cost and depreciated using the straight-line method over their estimated useful lives: buildings (10-40 years); machinery and equipment (3-20 years); tooling (5 years); and leasehold improvements over the remaining lease period or useful life, if shorter.  Costs for repair and maintenance of machinery and equipment are expensed as incurred, unless the result significantly increases the useful life or functionality of the asset, in which case capitalization is considered.  Depreciation expense from continuing operations was $1.5 million and $1.7 million for the three months ended April 3, 2009 and March 31, 2008, respectively.

index

Stock Options and Other Stock Awards – On January 1, 2006, the Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 123R, Share-Based Payment (“SFAS No. 123R”) using the modified prospective method.  Under this method, compensation cost recognized during the three months ended April 3, 2009 and March 31, 2008 includes: a) compensation cost for all stock options granted prior to, but not yet vested as of January 1, 2006, and granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with SFAS No. 123R amortized over the options’ vesting period and b) compensation cost for outstanding stock appreciation rights (“SARs”) as of April 3, 2009 and March 31, 2008 based on the April 3, 2009 and March 31, 2008 fair value, respectively, estimated in accordance with SFAS No. 123R.

Compensation expense (income) is included in selling, general and administrative expense in the Condensed Consolidated Statements of Operations.  The components of compensation expense (income) are as follows (amounts in thousands):

	Three Months Ended
	April 3,	March 31,
	2009	2008

Stock option expense	$161	$37
Stock appreciation right income	(154)	(164)
	$7	$(127)

The fair value of stock options is estimated at the date of grant using a Black-Scholes option pricing model.  As the Company does not have sufficient historical exercise data to provide a basis for estimating the expected term, the Company uses the simplified method, as allowed by Staff Accounting Bulletin (“SAB”) No. 107, Share-Based Payment, for estimating the expected term by averaging the minimum and maximum lives expected for each award.  In addition, the Company estimated volatility by considering its historical stock volatility over a term comparable to the remaining expected life of each award.  The risk-free interest rate is the current yield available on U.S. treasury rates for issues with a remaining term equal to that of each award.  The Company estimates forfeitures using historical results.  Its estimates of forfeitures will be adjusted over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from their estimate.  There were no stock options granted during the three months ended April 3, 2009 and March 31, 2008.

The fair value of stock appreciation rights, a liability award, was estimated at April 3, 2009 and March 31, 2008 using a Black-Scholes option pricing model.  The Company estimated the expected term by averaging the minimum and maximum lives expected for each award.  In addition, the Company estimated volatility by considering its historical stock volatility over a term comparable to the remaining expected life of each award.  The risk-free interest rate was the current yield available on U.S. treasury rates for issues with a remaining term equal to the term remaining for each award.  The Company estimates forfeitures using historical results.  Its estimates of forfeitures will be adjusted over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from their estimate.  The assumptions for expected term, volatility and risk-free rate are presented in the table below:

	April 3,	March 31,
	2009	2008

Expected term (years)	0.1 - 4.6	3.0 - 4.5
Volatility	127.5% - 203.4%	92.3% - 105.1%
Risk-free interest rate	0.2% - 1.8%	1.8% - 2.1%

Comprehensive Loss – The components of comprehensive loss are as follows (amounts in thousands):

	Three Months Ended
	April 3,	March 31,
	2009	2008

Net loss	$(2,415)	$(3,434)
Foreign currency translation losses	(34)	(165)
Comprehensive loss	$(2,449)	$(3,599)

Treasury Stock – During the three months ended April 3, 2009, the Company sold shares held in a rabbi trust for a deferred compensation plan in the amount of $0.5 million.  This transaction caused no net impact to stockholders’ equity.

index

Note 2.  NEW ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Standards – In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141R”).  SFAS No. 141R establishes principles and requirements for how an acquirer in a business combination (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, (b) recognizes and measures the goodwill acquired in a business combination or a gain from a bargain purchase, and (c) determines what information to disclose to enable users of financial statements to evaluate the nature and financial effects of the business combination.  This standard is effective for the Company for business combination transactions for which the acquisition date is on or after January 1, 2009.  In April 2009, the FASB issued FASB Staff Position (“FSP”) No. 141R-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (“FSP No. 141R-1”).  FSP No. 141R-1 amends some of the guidance in SFAS No. 141R.  No business combination transactions occurred during the three months ended April 3, 2009.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”).  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurements.  This standard does not require any new fair value measurements but provides guidance in determining fair value measurements presently used in the preparation of financial statements.  In October 2008, the FASB issued FSP No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FSP No. 157-3”).  FSP No. 157-3 clarifies the application of SFAS No. 157 in an inactive market and illustrates how an entity would determine fair value when the market for a financial asset is not active.  For the Company, SFAS No. 157 was originally effective January 1, 2008; however, the effective date of SFAS No. 157 was deferred for one year and was effective for the Company January 1, 2009.  The Company’s adoption of SFAS No. 157 did not have a material impact on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51 (“SFAS No. 160”).  SFAS No. 160 requires the recognition of a noncontrolling interest, or minority interest, as equity in the consolidated financial statements and separate from the parent’s equity.  The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement.  SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest.  For the Company, SFAS No. 160 was effective January 1, 2009.  The Company’s adoption of SFAS No. 160 did not have a material impact on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133 (“SFAS No. 161”).  SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand the effects of the derivative instruments on an entity’s financial position, operating results and cash flows.  For the Company, SFAS No. 161 was effective January 1, 2009.  The Company’s adoption of SFAS No. 161 did not have a material impact on the Company’s consolidated financial statements.

In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP No. 142-3”).  FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets.  For the Company, FSP No. 142-3 was effective January 1, 2009.  The Company’s adoption of FSP No. 142-3 did not have a material impact on its consolidated financial statements.

Recently Issued Accounting Standards – In December 2008, the FASB issued FSP No. 132R-1, Employers’ Disclosures about Postretirement Benefit Plan Assets (“FSP No. 132R-1”), which requires companies to disclose information about fair value measurements of retirement plans that would be similar to the disclosures about fair value measurements required by SFAS No. 157.  The provisions of FSP No. 132R-1 are effective for fiscal years ending after December 15, 2009.  FSP No. 132R-1 is not expected to have a material impact on the Company’s consolidated financial statements, as its requirements impact financial statement disclosures only.

In April 2009, the FASB issued FSP No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, as well as FSP No. 107-1 and Accounting Principles Board No. 28-1, Interim Disclosures about Fair Value of Financial Instruments.  These two pronouncements relate to fair value measurements and related disclosures.  The FASB also issued FSP No. 115-2 and No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, relating to the accounting for impaired debt securities.  These pronouncements are effective for interim and annual periods ending after June 15, 2009, and are not expected to have a material impact on the Company’s consolidated financial statements.

index

Note 3.  INTANGIBLE ASSETS

Following is detailed information regarding Katy’s intangible assets (amounts in thousands):

	April 3,			December 31,
	2009			2008
	Gross	Accumulated	Net Carrying	Gross	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Patents	$1,136	$(854)	$282	$1,118	$(832)	$286
Customer lists	10,231	(8,446)	1,785	10,231	(8,406)	1,825
Tradenames	5,054	(2,766)	2,288	5,054	(2,710)	2,344
Total	$16,421	$(12,066)	$4,355	$16,403	$(11,948)	$4,455

All of Katy’s intangible assets are definite long-lived intangibles.  Katy recorded amortization expense on intangible assets of continuing operations of $0.1 million for each of the three month periods ended April 3, 2009 and March 31, 2008.  Estimated aggregate future amortization expense related to intangible assets is as follows (amounts in thousands):

2009 (remainder)	$354
2010	511
2011	484
2012	459
2013	438
Thereafter	2,109
$4,355

Note 4.  INDEBTEDNESS

Long-term debt consists of the following (amounts in thousands):

	April 3,	December 31,
	2009	2008

Term loan payable under the Bank of America Credit Agreement, interest
based on LIBOR and Prime Rates (3.38% - 4.25%), due through 2010	$8,053	$8,428
Revolving loans payable under the Bank of America Credit Agreement,
interest based on LIBOR and Prime Rates (3.13% - 5.00%)	8,957	9,118
Total debt	17,010	17,546
Less revolving loans, classified as current (see below)	(8,957)	(9,118)
Less current maturities	(1,500)	(1,500)
Long-term debt	$6,553	$6,928

Aggregate remaining scheduled maturities of the Term Loan as of April 3, 2009 are as follows (amounts in thousands):

2009 (remainder)	$1,125
2010	6,928
$8,053

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

The annual amortization on the Term Loan, paid quarterly, is $1.5 million with final payment due November 30, 2010.  The Term Loan is collateralized by the Company’s property, plant and equipment.  The Revolving Credit Facility has an expiration date of November 30, 2010 and all extensions of credit are collateralized by a first priority security interest in and lien upon the capital stock of each material domestic subsidiary of the Company (65% of the capital stock of certain foreign subsidiaries of the Company), and all present and future assets and properties of the Company.

index

The Company’s borrowing base under the Bank of America Credit Agreement is determined by eligible inventory and accounts receivable, amounting to $21.0 million at April 3, 2009, and is reduced by the outstanding amount of standby and commercial letters of credit.    The Bank of America Credit Agreement requires the Company to maintain a minimum level of availability such that its eligible collateral must exceed the sum of its outstanding borrowings under the Revolving Credit Facility and letters of credit by at least $5.0 million.  Currently, the Company’s largest letters of credit relate to its casualty insurance programs. At April 3, 2009, total outstanding letters of credit were $4.1 million.  In addition, the Bank of America Credit Agreement prohibits the Company from paying dividends on its securities, other than dividends paid solely in securities.

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

All of the debt under the Bank of America Credit Agreement is re-priced to current rates at frequent intervals.  Therefore, its fair value approximates its carrying value at April 3, 2009.  For both of the three month periods ended April 3, 2009 and March 31, 2008, the Company had amortization of debt issuance costs, included within interest expense, of $0.1 million.

The Revolving Credit Facility under the Bank of America Credit Agreement requires lockbox agreements which provide for all Company receipts to be swept daily to reduce borrowings outstanding.  These agreements, combined with the existence of a material adverse effect (“MAE”) clause in the Bank of America Credit Agreement, result in the Revolving Credit Facility being classified as a current liability, per guidance in EITF No. 95-22, Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement.  The Company does not expect to repay, or be required to repay, within one year, the balance of the Revolving Credit Facility, which has a final expiration date of November 30, 2010.  The MAE clause, which is a fairly common requirement in commercial credit agreements, allows the lender to require the loan to become due if it determines there has been a material adverse effect on the Company’s operations, business, properties, assets, liabilities, condition, or prospects.  The classification of the Revolving Credit Facility as a current liability is a result only of the combination of the lockbox agreements and the MAE clause.

Note 5.  RETIREMENT BENEFIT PLANS

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

index

Information regarding the Company’s net periodic benefit cost for pension and other postretirement benefit plans for the three months ended April 3, 2009 and March 31, 2008 is as follows (amounts in thousands):

	Pension Benefits		Other Benefits
	Three Months Ended		Three Months Ended
	April 3,	March 31,	April 3,	March 31,
	2009	2008	2009	2008
Components of net periodic benefit cost:
Service cost	$-	$3	$-	$-
Interest cost	19	23	36	37
Expected return on plan assets	(13)	(25)	-	-
Amortization of net loss	11	11	-	8
Net periodic benefit cost	$17	$12	$36	$45

During the three month period ended April 3, 2009, the Company made contributions of $73,000 to the pension plans.  The Company expects to contribute an additional $44,000 to the pension plans in 2009.

Note 6.  STOCK INCENTIVE PLANS

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

The following table summarizes stock option activity under each of the Company’s applicable plans:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Options	Price	Life	(in thousands)

Outstanding at December 31, 2008	1,624,600	$2.41

Granted	-	$-
Exercised	-	$-
Expired	(14,300)	$17.00
Cancelled	(30,000)	$3.15

Outstanding at April 3, 2009	1,580,300	$2.26	7.06 years	$-

Vested and Exercisable at April 3, 2009	580,300	$4.11	3.39 years	$-

As of April 3, 2009, total unvested compensation expense associated with stock options amounted to $0.5 million and is being amortized on a straight-line basis over the respective options’ vesting period.  The weighted average period in which the above compensation cost will be recognized is 1.2 years as of April 3, 2009.

index

The following table summarizes SARs activity under each of the Company’s applicable plans:

		Weighted
		Average
	SARs	Fair Value

Non-Vested at December 31, 2008	6,666	$0.80

Granted	-	$-
Vested	(6,666)	$0.66
Cancelled	-	$-

Non-Vested at April 3, 2009	-	$-

Total Outstanding at April 3, 2009	545,717	$0.52

Note 7.  INCOME TAXES

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

Included in the balance at both April 3, 2009 and December 31, 2008 are $1.3 million of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.  Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

The Company recognizes interest and penalties accrued related to the unrecognized tax benefits in the income tax provision.  During the three months ended April 3, 2009 and March 31, 2008, the Company recognized an insignificant amount of interest and penalties.  The Company had approximately $0.4 million of interest and penalties accrued at both April 3, 2009 and December 31, 2008.

The Company believes that it is reasonably possible that the total amount of unrecognized tax benefits will change within twelve months of April 3, 2009.  The Company has certain tax return years subject to statutes of limitation which will close within twelve months of April 3, 2009.  Unless challenged by tax authorities, the closure of those statutes of limitation is expected to result in the recognition of uncertain tax positions in the amount of $0.3 million.  The Company has uncertain tax positions relating to transfer pricing practices and filings in certain jurisdictions, none of which are currently under examination.

The Company and all of its domestic subsidiaries file income tax returns in the U.S. federal jurisdiction and various states.  The Company’s foreign subsidiaries file income tax returns in certain foreign jurisdictions since they have operations outside the U.S. The Company and its subsidiaries are generally no longer subject to U.S. federal, state and local examinations by tax authorities for years before 2004.

As of April 3, 2009 and December 31, 2008, the Company had deferred tax assets, net of deferred tax liabilities, of $74.0 million.  Domestic net operating loss (“NOL”) carry forwards comprised $44.1 million of the deferred tax assets for both periods.  Katy’s history of operating losses in many of its taxing jurisdictions provides significant negative evidence with respect to the Company’s ability to generate future taxable income, a requirement in order to recognize deferred tax assets on the Condensed Consolidated Balance Sheets.  For this reason, the Company was unable to conclude at April 3, 2009 and December 31, 2008 that NOLs and other deferred tax assets in the United States and foreign jurisdictions would be utilized in the future.  As a result, valuation allowances for these entities were recorded as of such dates for the full amount of deferred tax assets, net of the amount of deferred tax liabilities.

The tax expense or benefit recorded in continuing operations is generally determined without regard to other categories of earnings, such as a loss from discontinued operations or other comprehensive income.  An exception is provided if there is aggregate pre-tax income from other categories and a pre-tax loss from continuing operations, even if a valuation allowance has been established against deferred tax assets as of the beginning of the year.  The tax benefit allocated to continuing operations is the amount by which the loss from continuing operations reduces the tax expense recorded with respect to the other categories of earnings.  The benefit from income taxes for the three months ended March 31, 2008 primarily reflects current tax benefit for FIN No. 48 activity as well as a tax benefit of $0.1 million recorded to offset the provision recorded under discontinued operations for domestic income taxes on domestic pre-tax income.

index

Tax benefits were not recorded on the pre-tax net loss for the three months ended April 3, 2009 and March 31, 2008 as valuation allowances were recorded related to deferred tax assets created as a result of operating losses in the United States and foreign jurisdictions.  As a result of accumulated operating losses in those jurisdictions, the Company has concluded that it was more likely than not that such benefits would not be realized.

Note 8.  COMMITMENTS AND CONTINGENCIES

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

Asbestos Claims

A.           The Company has been named as a defendant in eleven lawsuits filed in state court in Alabama by a total of approximately 325 individual plaintiffs.  There are over 100 defendants named in each case.  In all eleven cases, the Plaintiffs claim that they were exposed to asbestos in the course of their employment at a former U.S. Steel plant in Alabama and, as a result, contracted mesothelioma, asbestosis, lung cancer or other illness.  They claim that they were exposed to asbestos in products in the plant which were manufactured by each defendant.  In nine of the cases, Plaintiffs also assert wrongful death claims.  The Company will vigorously defend the claims against it in these matters.  The liability of the Company cannot be determined at this time.

index

B.           Sterling Fluid Systems (USA) (“Sterling”) has tendered approximately 2,700 cases pending in Michigan, New Jersey, New York, Illinois, Nevada, Mississippi, Wyoming, Louisiana, Georgia, Massachusetts, Missouri, Kentucky, and California to the Company for defense and indemnification.  With respect to one case, Sterling has demanded that the Company indemnify it for a $200,000 settlement.  Sterling bases its tender of the complaints on the provisions contained in a 1993 Purchase Agreement between the parties whereby Sterling purchased the LaBour Pump business and other assets from the Company.  Sterling has not filed a lawsuit against the Company in connection with these matters.

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

C.           LaBour Pump Company, a former division of an inactive subsidiary of the Company, has been named as a defendant in approximately 400 of the New Jersey cases tendered by Sterling.  The Company has elected to defend these cases, the majority of which have been dismissed or settled for nominal sums.  There are approximately 130 cases which remain active as of April 3, 2009.

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

Note 9.  INDUSTRY SEGMENT INFORMATION

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

For all periods presented, information for the Maintenance Products Group excludes amounts related to the Contico Manufacturing, Ltd. (“CML”) and Metal Truck Box business units as these units are classified as discontinued operations as discussed further in Note 11.  The table below summarizes the key financial statement information (amounts in thousands):

index

			Three months ended
			April 3,	March 31,
			2009	2008
Maintenance Products Group
Net external sales			$35,092	$41,691
Operating income (loss)			289	(875)
Operating margin (deficit)			0.8%	(2.1%)
Depreciation and amortization			1,638	1,798
Capital expenditures			186	1,037

Total
Net external sales	-	Segment	$35,092	$41,691
		Total	$35,092	$41,691

Operating income (loss)	-	Segment	$289	$(875)
	-	Unallocated corporate	(2,316)	(2,034)
	-	Severance, restructuring, and related charges	-	(138)
	-	Loss on sale or disposal of assets	-	(533)
		Total	$(2,027)	$(3,580)

Depreciation and amortization	-	Segment	$1,638	$1,798
	-	Unallocated corporate	18	25
		Total	$1,656	$1,823

Capital expenditures	-	Segment	$186	$1,037
		Total	$186	$1,037

			April 3,	December 31,
			2009	2008
Total assets	-	Segment	$68,137	$73,304
	-	Other [a]	1,200	1,200
	-	Unallocated corporate	2,690	2,791
		Total	$72,027	$77,295

[a] Amount shown as “Other” represents the note receivable from the sale of the Metal Truck Box business unit.

Note 10.  SEVERANCE, RESTRUCTURING AND RELATED CHARGES

In 2002, the Company committed to a plan to consolidate the manufacturing and distribution of the four CCP facilities in the St. Louis, Missouri area.  Management believed that in order to implement a more competitive cost structure and combat competitive pricing pressure, the excess capacity at the four plastic molding facilities in this area would need to be eliminated.  This plan was completed by the end of 2003.  The Company incurred $0.1 million of charges in the three months ended March 31, 2008 associated with adjustments to the non-cancelable lease accrual at the Hazelwood, Missouri facility due to changes in assumptions.  Management believes that no further charges will be incurred for this activity, except for potential adjustments to non-cancelable lease liabilities as actual activity compares to assumptions made.  Following is a rollforward of restructuring liabilities for the consolidation of St. Louis manufacturing/distribution facilities (amounts in thousands):

Contract
Termination
Costs
Restructuring liabilities at December 31, 2008	$569
Additions	-
Payments	(27)
Restructuring liabilities at April 3, 2009	$542

index

These amounts relate to non-cancelable lease liabilities for abandoned facilities, net of potential sub-lease revenue.  Total maximum potential amount of lease loss, excluding any sub-lease rentals, is $1.4 million as of April 3, 2009.  The Company has included $0.8 million as an offset for sub-lease rentals.  As of April 3, 2009, the Company does not anticipate any further significant severance, restructuring and other related charges in the upcoming year related to the plans discussed above.

The table below summarizes the future obligations for severance, restructuring and other related charges by operating segment detailed above (amounts in thousands):

Maintenance
Products
Group
2009 (remainder)	161
2010	186
2011	195
$542

Note 11.  DISCONTINUED OPERATIONS

Certain of the Company’s former operations have been classified as discontinued operations as of and for the three months ended March 31, 2008 in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  All of these dispositions occurred as a result of determinations by management and the Board of Directors that the businesses were not a core component of the Company’s long-term business strategy.  The proceeds from each disposition were used to pay off portions of the Company’s then outstanding debt.

On June 2, 2006, the Company sold certain assets of the Metal Truck Box business unit for gross proceeds of approximately $3.6 million, including a $1.2 million note receivable.  The note receivable is included in Other Assets in the Condensed Consolidated Balance Sheets.

On June 6, 2007, the Company sold the CML business unit for gross proceeds of approximately $10.6 million, including a receivable of $0.6 million associated with final working capital levels.  The Company recorded a gain of $0.1 million during the three month period ended March 31, 2008 in connection with the ultimate collection of the receivable.

On November 30, 2007, the Company sold the Woods Industries, Inc. (“Woods US”) and Woods Industries (Canada), Inc. (“Woods Canada”) business units for gross proceeds of approximately $50.7 million, including amounts placed into escrow of $7.7 million related to the filing and receipt of a foreign tax certificate and the sale of specific inventory.  During fiscal 2007 the Company recognized a gain on sale of discontinued businesses of $1.3 million in connection with this sale.  The gain in fiscal 2007 did not include $0.9 million of the $7.7 million in escrow as further steps were required to realize those funds.  During the three months ended March 31, 2008 the Company received $3.7 million from escrow upon the receipt of the foreign tax certificate, and recognized an additional $0.5 million gain on sale of discontinued businesses of the $0.9 million in escrow not recognized at the time of sale.  As of April 3, 2009 there were no amounts remaining in escrow.

The historical operating results of the discontinued business units have been segregated as discontinued operations on the Condensed Consolidated Statements of Operations.  Selected financial data for discontinued operations is summarized as follows (amounts in thousands):

	Three Months Ended
	April 3,	March 31,
	2009	2008

Net sales	$-	$-
Pre-tax operating loss	$-	$(130)
Pre-tax gain on sale of discontinued operations	$-	$543

The loss from operations of discontinued businesses, as shown in the Condensed Consolidated Statements of Operations, includes a tax provision of $0.1 million for the three months ended March 31, 2008.

index

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report and the information incorporated by reference in this report contain various “forward-looking statements” as defined in Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act of 1934, as amended.  The forward-looking statements are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management.  We have based these forward-looking statements on current expectations and projections about future events and trends affecting the financial condition of our business. Additional information concerning these and other risks and uncertainties is included in Item 1A under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008.  Words and phrases such as “expects,” “estimates,” “will,” “intends,” “plans,” “believes,” “should,” “anticipates,” and the like are intended to identify forward-looking statements.  The results referred to in forward-looking statements may differ materially from actual results because they involve estimates, assumptions and uncertainties.  Forward-looking statements included herein are as of the date hereof and we undertake no obligation to revise or update such statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.  All forward-looking statements should be viewed with caution.  These forward-looking statements are subject to risks and uncertainties that may lead to results that differ materially from those expressed in any forward-looking statement made by us or on our behalf, including, among other things:

-	Increases in the cost of, or in some cases continuation of, the current price levels of thermoplastic resins, paper board packaging, and other raw materials.

-	Our inability to reduce product costs, including manufacturing, sourcing, freight, and other product costs.

-	Our inability to reduce administrative costs through consolidation of functions and systems improvements.

-	Our inability to protect our intellectual property rights adequately.

-	Our inability to reduce our raw materials costs.

-	Our inability to expand our customer base and increase corresponding revenues.

-	Our inability to achieve product price increases, especially as they relate to potentially higher raw material costs.

-	Competition from foreign competitors.

-	The potential impact of higher interest rates on our debt outstanding under the Bank of America Credit Agreement.

-	Our inability to meet covenants associated with the Bank of America Credit Agreement.

-	Our inability to access funds under our current loan agreements given the current instability in the credit markets.

-	Our failure to identify, and promptly and effectively remediate, any material weaknesses or significant deficiencies in our internal controls over financial reporting.

-	The potential impact of rising costs for insurance for properties and various forms of liabilities.

-	The potential impact of changes in foreign currency exchange rates related to our Canadian operations.

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

index

OVERVIEW

We are a manufacturer, importer and distributor of commercial cleaning and storage products.  Our commercial cleaning products are sold primarily to janitorial/sanitary and foodservice distributors that supply end users such as restaurants, hotels, healthcare facilities and schools.  Our storage products are primarily sold through major home improvement and mass market retail outlets.

RESULTS OF OPERATIONS

Three Months Ended April 3, 2009 versus Three Months Ended March 31, 2008

Net sales decreased from $41.7 million in the first quarter of 2008 to $35.1 million in the first quarter of 2009, a decrease of 15.8%.  Overall, this decline resulted from lower volumes across all of our business units driven by market softness, as well as our decision to exit certain unprofitable business lines.

Gross margin was 14.6% for the first quarter of 2009, an increase of 5.4 percentage points from the same period a year ago.  Gross margin was impacted by a favorable quarter over quarter variance in our LIFO adjustment of $1.5 million resulting from a decrease in resin costs and lower inventory levels, in addition to improved factory productivity and cost controls.  Selling, general and administrative (“SG&A”) expenses increased $0.4 million from the first quarter of 2008 to $7.2 million for the first quarter of 2009.  This variance related primarily to costs associated with the transition and hiring of executive level personnel, restructuring of our commercial organization and costs related to the Company’s plan to deregister its common stock under the Securities and Exchange Act of 1934, as amended, which the Company abandoned on March 12, 2009.

Other

Interest expense decreased by $0.2 million during the three months ended April 3, 2009 as compared to the three months ended March 31, 2008, primarily as a result of lower average borrowings and interest rates.

The income tax benefit for the three months ended March 31, 2008 reflects a benefit of $0.1 million which offsets a tax provision reflected under discontinued operations for domestic income taxes.  The benefit from income taxes for the three month period ended March 31, 2008 also reflects FIN No. 48 benefits of $0.3 million.

With the sale of the Metal Truck Box, CML, Woods US, and Woods Canada business units in 2006 and 2007, all activity associated with these units is classified as discontinued operations.  Loss from operations, net of tax, for these business units was approximately $0.3 million for the three months ended March 31, 2008.  Gain on sale of discontinued businesses for the three months ended March 31, 2008 includes a gain of $0.5 million recorded for the finalization and receipt of the working capital adjustments associated with the CML business unit, as well as recognition of part of the escrow receivable from the sales of the Woods US and Woods Canada business units.

Overall, we reported a net loss of $2.4 million, or $0.30 per share, for the first quarter of 2009, as compared to $3.4 million, or $0.43 per share, for the first quarter of 2008.

LIQUIDITY AND CAPITAL RESOURCES

We require funding for working capital needs and capital expenditures.  We believe that our cash flow from operations and the use of available borrowings under the Bank of America Credit Agreement (as defined below) provide sufficient liquidity for our operations going forward.  As of April 3, 2009, we had cash of $0.9 million as compared to cash of $0.7 million at December 31, 2008.  Also as of April 3, 2009, we had outstanding borrowings of $17.0 million (50% of total capitalization) under the Bank of America Credit Agreement.  Our unused borrowing availability at April 3, 2009 on the Revolving Credit Facility (as defined below) was $3.0 million after the $5.0 million minimum availability requirement discussed below.  As of December 31, 2008, we had outstanding borrowings of $17.5 million (48% of total capitalization) with unused borrowing availability of $2.9 million after the $5.0 million minimum availability requirement.

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

The annual amortization on the Term Loan, paid quarterly, is $1.5 million with final payment due November 30, 2010.  The Term Loan is collateralized by the Company’s property, plant and equipment.  The Revolving Credit Facility has an expiration date of November 30, 2010 and all extensions of credit are collateralized by a first priority security interest in and lien upon the capital stock of each material domestic subsidiary of the Company (65% of the capital stock of certain foreign subsidiaries of the Company), and all present and future assets and properties of the Company.

The Company’s borrowing base under the Bank of America Credit Agreement is determined by eligible inventory and accounts receivable, amounting to $21.0 million at April 3, 2009, and is reduced by the outstanding amount of standby and commercial letters of credit.  The Bank of America Credit Agreement requires the Company to maintain a minimum level of availability such that its eligible collateral must exceed the sum of its outstanding borrowings under the Revolving Credit Facility and letters of credit by at least $5.0 million.  Currently, the Company’s largest letters of credit relate to its casualty insurance programs. At April 3, 2009, total outstanding letters of credit were $4.1 million.  In addition, the Bank of America Credit Agreement prohibits the Company from paying dividends on its securities, other than dividends paid solely in securities.

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

All of the debt under the Bank of America Credit Agreement is re-priced to current rates at frequent intervals.  Therefore, its fair value approximates its carrying value at April 3, 2009.  For both of the three month periods ended April 3, 2009 and March 31, 2008, the Company had amortization of debt issuance costs, included in interest expense, of $0.1 million.

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

Cash Flow

Cash used in operating activities before changes in operating assets and liabilities and discontinued operations was $0.7 million in the first quarter of 2009 as compared to $1.4 million in the same period of 2008.  This decrease was a result of a $1.3 million reduction in net loss from continuing operations quarter over quarter, offset partially by a lower level of non-cash addbacks, such as loss on sale or disposal of assets, in the current quarter.  Changes in operating assets and liabilities provided $2.0 million in the first quarter of 2009 compared to a use of $3.5 million in the first quarter of 2008.  This variance resulted primarily from a reduction in inventory balances and the receipt in the first quarter of 2009 of certain insurance claims recorded as a receivable at December 31, 2008.  During the first quarter of 2009 we were turning our inventory at 4.3 times per year as compared to 4.9 times per year in the same period a year ago.

Capital expenditures from continuing operations totaled $0.2 million and $1.0 million for the three months ended April 3, 2009 and March 31, 2008, respectively.  First quarter of 2008 amounts include capital spending to rebuild manufacturing lines at our Bridgeton, Missouri location.  Cash provided by discontinued operations in the first quarter of 2008 consisted of proceeds from receivables from the 2007 sales of the Woods US, Woods Canada and CML business units.

Cash flows used in financing activities in the first quarter of 2009 reflect a $0.5 million decrease in our debt levels since December 31, 2008.

index

OFF-BALANCE SHEET ARRANGEMENTS

As of April 3, 2009, the Company had no off-balance sheet arrangements.

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

CRITICAL ACCOUNTING POLICIES

        We disclosed details regarding certain of our critical accounting policies in the Management’s Discussion and Analysis section of our Annual Report on Form 10-K for the year ended December 31, 2008 (Part II, Item 7).  There have been no changes to policies as of April 3, 2009.

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

Changes in Internal Control over Financial Reporting

There have been no changes in Katy’s internal control over financial reporting during the quarter ended April 3, 2009 that have materially affected, or are reasonably likely to materially affect, Katy’s internal control over financial reporting.

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

Item 1A.  RISK FACTORS

We are affected by risks specific to us as well as factors that affect all businesses operating in a global market.  The significant factors known to us that could materially adversely affect our business, financial condition, or operating results are described in Part I, Item 1A of our Annual Report on Form 10-K, filed on March 31, 2009.  There has been no material change in those risk factors.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

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

KATY INDUSTRIES, INC.
Registrant

DATE: May 14, 2009                                                                                                                                        By /s/ David J. Feldman
                                        David J. Feldman
                                        President and Chief Executive Officer

                                             By /s/ James W. Shaffer
                                        James W. Shaffer
                                        Vice President, Treasurer and Chief Financial Officer