Form 10-Q
period 2009-08-13
KATY INDUSTRIES INC
filed 2009-08-13
CIK 54681

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

[  x ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  July 3, 2009

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class	Outstanding at July 31, 2009
Common Stock, $1 Par Value	7,951,176 Shares

KATY INDUSTRIES, INC.
FORM 10-Q
July 3, 2009

index

PART I  FINANCIAL INFORMATION

Item 1.  Financial Statements

KATY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF JULY 3, 2009 (UNAUDITED) AND DECEMBER 31, 2008
 (Amounts in Thousands)

ASSETS

	July 3,	December 31,
	2009	2008
CURRENT ASSETS:

Cash	$870	$683
Accounts receivable, net	16,981	13,773
Inventories, net	16,395	19,911
Other current assets	1,259	3,516

Total current assets	35,505	37,883

OTHER ASSETS:

Goodwill	665	665
Intangibles, net	4,235	4,455
Other	2,753	1,809

Total other assets	7,653	6,929

PROPERTY AND EQUIPMENT
Land and improvements	336	336
Buildings and improvements	8,691	8,686
Machinery and equipment	93,151	92,693

	102,178	101,715
Less - Accumulated depreciation	(72,405)	(69,232)

Property and equipment, net	29,773	32,483

Total assets	$72,931	$77,295

See Notes to Condensed Consolidated Financial Statements.

index

KATY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF JULY 3, 2009 (UNAUDITED) AND DECEMBER 31, 2008
 (Amounts in Thousands, Except Share Data)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	July 3,	December 31,
	2009	2008
CURRENT LIABILITIES:

Accounts payable	$12,143	$10,283
Book overdraft	839	2,289
Accrued compensation	3,708	3,015
Accrued expenses	13,826	14,266
Current maturities of long-term debt	1,500	1,500
Revolving credit agreement	9,225	9,118

Total current liabilities	41,241	40,471

LONG-TERM DEBT, less current maturities	6,178	6,928

OTHER LIABILITIES	8,859	10,603

Total liabilities	56,278	58,002

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS’ EQUITY
15% Convertible preferred stock, $100 par value; authorized
1,200,000 shares; issued and outstanding 1,131,551 shares;
liquidation value $113,155	108,256	108,256
Common stock, $1 par value; authorized 35,000,000 shares;
issued 9,822,304 shares	9,822	9,822
Additional paid-in capital	27,064	27,248
Accumulated other comprehensive loss	(1,694)	(1,742)
Accumulated deficit	(105,359)	(102,397)
Treasury stock, at cost, 1,871,128 shares	(21,436)	(21,894)

Total stockholders' equity	16,653	19,293

Total liabilities and stockholders' equity	$72,931	$77,295

See Notes to Condensed Consolidated Financial Statements.

index

KATY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JULY 3, 2009 AND JUNE 30, 2008
(Amounts in Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended		Six Months Ended
	July 3,	June 30,	July 3,	June 30,
	2009	2008	2009	2008

Net sales	$37,676	$45,134	$72,768	$86,825
Cost of goods sold	31,488	42,668	61,443	80,531
Gross profit	6,188	2,466	11,325	6,294
Selling, general and administrative expenses	6,959	8,030	14,123	14,767
Severance, restructuring and related charges	-	(548)	-	(410)
Loss on sale or disposal of assets	12	201	12	734
Operating loss	(783)	(5,217)	(2,810)	(8,797)
Interest expense	(283)	(420)	(592)	(903)
Other, net	78	30	5	16

Loss from continuing operations before income tax benefit	(988)	(5,607)	(3,397)	(9,684)
Income tax benefit from continuing operations	441	805	435	1,157

Loss from continuing operations	(547)	(4,802)	(2,962)	(8,527)
Loss from operations of discontinued businesses (net of tax)	-	(415)	-	(667)
Gain on sale of discontinued businesses (net of tax)	-	1,002	-	1,545

Net loss	$(547)	$(4,215)	$(2,962)	$(7,649)

Loss per share of common stock - Basic and diluted:
Continuing operations	$(0.07)	$(0.60)	$(0.37)	$(1.07)
Discontinued operations	-	0.07	-	0.11
Net loss	$(0.07)	$(0.53)	$(0.37)	$(0.96)

Weighted average common shares outstanding:
Basic and diluted	7,951	7,951	7,951	7,951

See Notes to Condensed Consolidated Financial Statements.

index

KATY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JULY 3, 2009 AND JUNE 30, 2008
(Amounts in Thousands)
(Unaudited)

	July 3,	June 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(2,962)	$(7,649)
Income from discontinued operations	-	(878)
Loss from continuing operations	(2,962)	(8,527)
Depreciation	3,161	3,852
Amortization of intangible assets	238	242
Amortization of debt issuance costs	191	191
Stock-based compensation	266	(210)
Loss on sale or disposal of assets	12	734
	906	(3,718)
Changes in operating assets and liabilities:
Accounts receivable	(3,148)	(3,693)
Inventories	3,632	603
Other assets	1,035	487
Accounts payable	1,812	1,342
Accrued expenses	232	(337)
Other	(1,689)	(1,539)
	1,874	(3,137)

Net cash provided by (used in) continuing operations	2,780	(6,855)
Net cash used in discontinued operations	-	(654)
Net cash provided by (used in) operating activities	2,780	(7,509)

Cash flows from investing activities:
Capital expenditures	(420)	(2,934)
Proceeds from sale of assets	2	49

Net cash used in continuing operations	(418)	(2,885)
Net cash provided by discontinued operations	-	8,685
Net cash (used in) provided by investing activities	(418)	5,800

Cash flows from financing activities:
Net borrowings on revolving loans	47	2,624
Decrease in book overdraft	(1,450)	(544)
Repayments of term loans	(750)	(1,171)

Net cash (used in) provided by financing activities	(2,153)	909

Effect of exchange rate changes on cash	(22)	(48)
Net increase (decrease) in cash	187	(848)
Cash, beginning of period	683	2,015
Cash, end of period	$870	$1,167

See Notes to Condensed Consolidated Financial Statements.

index

KATY INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

Note 1.  SIGNIFICANT ACCOUNTING POLICIES

Consolidation Policy and Basis of Presentation – The condensed consolidated financial statements include the accounts of Katy Industries, Inc. and subsidiaries in which it has a greater than 50% interest, collectively “Katy” or the “Company”.  All significant intercompany accounts, profits and transactions have been eliminated in consolidation.  The condensed consolidated balance sheet at July 3, 2009 and the related condensed consolidated statements of operations and cash flows for the three and six months ended July 3, 2009 and June 30, 2008 have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial condition and results of operations of the Company.  The Company evaluated all subsequent events for adjustment to or disclosure in these condensed consolidated financial statements through the issuance of these condensed consolidated financial statements on August 13, 2009.  Interim results may not be indicative of results to be realized for the entire year.  The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.  The condensed consolidated balance sheet as of December 31, 2008 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States (“GAAP”).

Fiscal Year – The Company operates and reports using a 4-4-5 fiscal year which always ends on December 31.  As a result, December and January do not typically consist of five and four weeks, respectively.  The three and six months ended July 3, 2009 consisted of 62 shipping days and 128 shipping days, respectively, and the three and six months ended June 30, 2008 consisted of 64 shipping days and 126 shipping days, respectively.

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

Certain reclassifications on the cash flow statement were made to the 2008 amounts in order to conform to the 2009 presentation.

Inventories – The components of inventories are as follows (amounts in thousands):

	July 3,	December 31,
	2009	2008

Raw materials	$9,321	$12,764
Work in process	12	718
Finished goods	11,501	12,054
Inventory reserves	(1,462)	(1,345)
LIFO reserve	(2,977)	(4,280)
	$16,395	$19,911

At July 3, 2009 and December 31, 2008, approximately 55% and 50%, respectively, of Katy’s inventories were accounted for using the last-in, first-out (“LIFO”) method of costing, while the remaining inventories were accounted for using the first-in, first-out (“FIFO”) method.  Current cost, as determined using the FIFO method, exceeded LIFO cost by $3.0 million and $4.3 million at July 3, 2009 and December 31, 2008, respectively.

Property, Plant and Equipment – Property and equipment are stated at cost and depreciated using the straight-line method over their estimated useful lives: buildings (10-40 years); machinery and equipment (3-20 years); tooling (5 years); and leasehold improvements over the remaining lease period or useful life, if shorter.  Costs for repair and maintenance of machinery and equipment are expensed as incurred, unless the result significantly increases the useful life or functionality of the asset, in which case capitalization is considered.  Depreciation expense from continuing operations was $1.7 million and $3.2 million for the three and six months ended July 3, 2009, respectively, and $2.2 million and $3.9 million for the three and six months ended June 30, 2008, respectively.

index

Stock Options and Other Stock Awards – On January 1, 2006, the Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 123R, Share-Based Payment (“SFAS No. 123R”) using the modified prospective method.  Under this method, compensation cost recognized during the three and six months ended July 3, 2009 and June 30, 2008 includes: a) compensation cost for all stock options granted prior to, but not yet vested as of January 1, 2006, and granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with SFAS No. 123R amortized over the options’ vesting period and b) compensation cost for outstanding stock appreciation rights (“SARs”) as of July 3, 2009 and June 30, 2008 based on the July 3, 2009 and June 30, 2008 fair value, respectively, estimated in accordance with SFAS No. 123R.

Compensation expense (income) is included in selling, general and administrative expense in the Condensed Consolidated Statements of Operations.  The components of compensation expense (income) are as follows (amounts in thousands):

	Three Months Ended		Six Months Ended
	July 3,	June 30,	July 3,	June 30,
	2009	2008	2009	2008

Stock option expense (income)	$113	$(295)	$274	$(258)
Stock appreciation right expense (income)	146	212	(8)	48
	$259	$(83)	$266	$(210)

The fair value of stock options is estimated at the date of grant using a Black-Scholes option pricing model.  As the Company does not have sufficient historical exercise data to provide a basis for estimating the expected term, the Company uses the simplified method, as allowed by Staff Accounting Bulletin (“SAB”) No. 107, Share-Based Payment, for estimating the expected term by averaging the minimum and maximum lives expected for each award.  In addition, the Company estimated volatility by considering its historical stock volatility over a term comparable to the remaining expected life of each award.  The risk-free interest rate is the current yield available on U.S. treasury issues with a remaining term equal to that of each award.  The Company estimates forfeitures using historical results.  Its estimates of forfeitures will be adjusted over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from their estimate.  The weighted-average grant-date fair value of options granted during the three months ended July 3, 2009 and June 30, 2008 was $0.80 and $0.87, respectively.  There were no options granted during the three months ended April 3, 2009 and March 31, 2008.  The assumptions for expected term, volatility and risk-free rate for stock options granted during the three months ended July 3, 2009 and June 30, 2008 are presented in the table below:

	July 3,	June 30,
	2009	2008

Expected term (years)	5.5 - 6.5	5.6 - 6.6
Volatility	109.9% - 117.4%	82.2% - 85.9%
Risk-free interest rate	2.0% - 2.3%	3.1% - 3.3%

The fair value of stock appreciation rights, a liability award, was estimated at July 3, 2009 and June 30, 2008 using a Black-Scholes option pricing model.  The Company estimated the expected term by averaging the minimum and maximum lives expected for each award.  In addition, the Company estimated volatility by considering its historical stock volatility over a term comparable to the remaining expected life of each award.  The risk-free interest rate is the current yield available on U.S. treasury issues with a remaining term equal to that of each award.  The Company estimates forfeitures using historical results.  Its estimates of forfeitures will be adjusted over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from their estimate.  The assumptions for expected term, volatility and risk-free rate are presented in the table below:

	July 3,	June 30,
	2009	2008

Expected term (years)	0.1 - 5.0	2.9 - 4.5
Volatility	126.4% - 183.7%	93.4% - 112.1%
Risk-free interest rate	0.2% - 2.4%	2.9% - 3.3%

index

Comprehensive Loss – The components of comprehensive loss are as follows (amounts in thousands):

	Three Months Ended		Six Months Ended
	July 3,	June 30,	July 3,	June 30,
	2009	2008	2009	2008

Net loss	$(547)	$(4,215)	$(2,962)	$(7,649)
Foreign currency translation gains (losses)	82	33	48	(132)
Comprehensive loss	$(465)	$(4,182)	$(2,914)	$(7,781)

Treasury Stock – During the six months ended July 3, 2009, the Company sold shares held in a rabbi trust for a deferred compensation plan in the amount of $0.5 million.  This transaction caused no net impact to stockholders’ equity.

Note 2.  NEW ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Standards – In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141R”).  SFAS No. 141R establishes principles and requirements for how an acquirer in a business combination (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, (b) recognizes and measures the goodwill acquired in a business combination or a gain from a bargain purchase, and (c) determines what information to disclose to enable users of financial statements to evaluate the nature and financial effects of the business combination.  This standard is effective for the Company for business combination transactions for which the acquisition date is on or after January 1, 2009.  In April 2009, the FASB issued FASB Staff Position (“FSP”) No. 141R-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (“FSP No. 141R-1”).  FSP No. 141R-1 amends some of the guidance in SFAS No. 141R.  No business combination transactions occurred during the six months ended July 3, 2009.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133 (“SFAS No. 161”).  SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand the effects of the derivative instruments on an entity’s financial position, operating results and cash flows.  For the Company, SFAS No. 161 was effective January 1, 2009.  The Company’s adoption of SFAS No. 161 did not have a material impact on its consolidated financial statements.

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

index

In April 2009, the FASB issued FSP No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, as well as FSP No. 107-1 and Accounting Principles Board No. 28-1, Interim Disclosures about Fair Value of Financial Instruments.  These two pronouncements relate to fair value measurements and related disclosures.  The FASB also issued FSP No. 115-2 and No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, relating to the accounting for impaired debt securities.  For the Company, these pronouncements were effective July 3, 2009.  The Company’s adoption of these pronouncements did not have a material impact on its consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS No. 165”), which was effective July 3, 2009 for the Company.  SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  SFAS No. 165 did not have a material impact on the Company’s consolidated financial statements.

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

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 168”).  SFAS No. 168 establishes the codification as the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities, but is not intended to change existing accounting for public companies.  SFAS No. 168 is effective for interim and annual reporting periods ending after September 15, 2009.  The Company does not expect the implementation of SFAS No. 168 to have a material impact on its consolidated financial statements.

Note 3.  INTANGIBLE ASSETS

Following is detailed information regarding Katy’s intangible assets (amounts in thousands):

	July 3,			December 31,
	2009			2008
	Gross	Accumulated	Net Carrying	Gross	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Patents	$1,136	$(874)	$262	$1,118	$(832)	$286
Customer lists	10,231	(8,490)	1,741	10,231	(8,406)	1,825
Tradenames	5,054	(2,822)	2,232	5,054	(2,710)	2,344
Total	$16,421	$(12,186)	$4,235	$16,403	$(11,948)	$4,455

All of Katy’s intangible assets are definite long-lived intangibles.  Katy recorded amortization expense on intangible assets of continuing operations of $0.1 million and $0.2 million, and $0.1 million and $0.2 million for the three and six month periods ended July 3, 2009 and June 30, 2008, respectively.  Estimated aggregate future amortization expense related to intangible assets is as follows (amounts in thousands):

2009 (remainder)	$238
2010	511
2011	484
2012	459
2013	438
Thereafter	2,105
$4,235

index

Note 4.  INDEBTEDNESS

Long-term debt consists of the following (amounts in thousands):

	July 3,	December 31,
	2009	2008
Term loan payable under the Bank of America Credit Agreement, interest
based on LIBOR and Prime Rates (3.13% - 4.25%), due through 2010	$7,678	$8,428
Revolving loans payable under the Bank of America Credit Agreement,
interest based on LIBOR and Prime Rates (2.88% - 4.75%)	9,225	9,118
Total debt	16,903	17,546
Less revolving loans, classified as current (see below)	(9,225)	(9,118)
Less current maturities	(1,500)	(1,500)
Long-term debt	$6,178	$6,928

Aggregate remaining scheduled maturities of the Term Loan as of July 3, 2009 are as follows (amounts in thousands):

2009 (remainder)	$750
2010	6,928
$7,678

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

The Company’s borrowing base under the Bank of America Credit Agreement is determined by eligible inventory and accounts receivable, amounting to $21.9 million at July 3, 2009, and is reduced by the outstanding amount of standby and commercial letters of credit.  The Bank of America Credit Agreement requires the Company to maintain a minimum level of availability such that its eligible collateral must exceed the sum of its outstanding borrowings under the Revolving Credit Facility and letters of credit by at least $5.0 million.  Currently, the Company’s largest letters of credit relate to its casualty insurance programs. At July 3, 2009, total outstanding letters of credit were $3.3 million.  In addition, the Bank of America Credit Agreement prohibits the Company from paying dividends on its securities, other than dividends paid solely in securities.

Borrowings under the Bank of America Credit Agreement bear interest, at the Company’s option, at either a rate equal to the bank’s base rate or LIBOR plus a margin based on levels of borrowing availability.  Interest rate margins for the Revolving Credit Facility under the applicable LIBOR option range from 2.00% to 2.50%, or under the applicable prime option range from 0.25% to 0.75% on borrowing availability levels of $20.0 million to less than $10.0 million, respectively.  For the Term Loan, interest rate margins under the applicable LIBOR option range from 2.25% to 2.75%, or under the applicable prime option range from 0.50% to 1.00%.  Financial covenants such as minimum fixed charge coverage and leverage ratios are not included in the Bank of America Credit Agreement.

All of the debt under the Bank of America Credit Agreement is re-priced to current rates at frequent intervals.  Therefore, its fair value approximates its carrying value at July 3, 2009.  The Company had amortization of debt issuance costs, included within interest expense, of $0.1 million and $0.2 million for the three and six months ended July 3, 2009, respectively, and $0.1 million and $0.2 million for the three and six months June 30, 2008, respectively.

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

Information regarding the Company’s net periodic benefit cost for pension and other postretirement benefit plans for the three and six months ended July 3, 2009 and June 30, 2008 is as follows (amounts in thousands):

	Pension Benefits
	Three Months Ended		Six Months Ended
	July 3,	June 30,	July 3,	June 30,
	2009	2008	2009	2008
Components of net periodic benefit cost:
Service cost	$-	$4	$-	$7
Interest cost	19	24	38	47
Expected return on plan assets	(13)	(26)	(26)	(51)
Amortization of net loss	11	11	22	22
Net periodic benefit cost	$17	$13	$34	$25

	Other Benefits
	Three Months Ended		Six Months Ended
	July 3,	June 30,	July 3,	June 30,
	2009	2008	2009	2008
Components of net periodic benefit cost:
Interest cost	$35	$38	$71	$75
Amortization of net loss	-	8	-	16
Net periodic benefit cost	$35	$46	$71	$91

During the three and six months ended July 3, 2009, the Company made contributions to the pension plans of $19,000 and $92,000, respectively.  The Company expects to contribute an additional $25,000 to the pension plans throughout the remainder of 2009.

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

index

Options were granted during the three months ended July 3, 2009 under the 2009 Vice President-Operations’ Plan.  All authorized shares from the plan, as approved by the Compensation Committee of the Board of Directors, were granted during the three months ended July 3, 2009.  The following table summarizes stock option activity under each of the Company’s applicable plans:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Options	Price	Life	(in thousands)

Outstanding at December 31, 2008	1,624,600	$2.41

Granted	125,000	$1.00
Exercised	-	$-
Expired	(20,300)	$17.09
Cancelled	(181,500)	$2.55

Outstanding at July 3, 2009	1,547,800	$2.08	7.14 years	$238

Vested and Exercisable at July 3, 2009	672,800	$3.29	4.59 years	$45

As of July 3, 2009, total unvested compensation expense associated with stock options amounted to $0.5 million and is being amortized on a straight-line basis over the respective options’ vesting period.  The weighted average period in which the above compensation cost will be recognized is 1.5 years as of July 3, 2009.

The following table summarizes SARs activity under each of the Company’s applicable plans:

		Weighted
		Average
	SARs	Fair Value

Non-Vested at December 31, 2008	6,666	$0.80

Granted	6,000	$1.21
Vested	(12,666)	$0.65
Cancelled	-	$-

Non-Vested at July 3, 2009	-	$-

Total Outstanding at July 3, 2009	516,717	$0.84

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

Included in the balances at July 3, 2009 and December 31, 2008 are $0.9 million and $1.3 million, respectively, of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.  Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.  In the second quarter of fiscal 2009 the statute of limitations on certain tax years expired.  The expiration of those statutes of limitation resulted in the recognition of uncertain tax positions in the amount of $0.4 million through the effective tax rate.

index

The Company recognizes interest and penalties accrued related to the unrecognized tax benefits in the income tax provision.  During the three and six months ended July 3, 2009 and June 30, 2008, the Company recognized an insignificant amount of interest and penalties.  The Company had approximately $0.3 million and $0.4 million of interest and penalties accrued at July 3, 2009 and December 31, 2008, respectively.

The Company believes that it is reasonably possible that the total amount of unrecognized tax benefits will change within twelve months of July 3, 2009.  The Company has certain tax return years subject to statutes of limitation which will close within twelve months of July 3, 2009.  Unless challenged by tax authorities, the closure of those statutes of limitation is expected to result in the recognition of uncertain tax positions in the amount of $0.3 million.  The Company has uncertain tax positions relating to transfer pricing practices and filings in certain jurisdictions, none of which are currently under examination.

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

As of July 3, 2009 and December 31, 2008, the Company had deferred tax assets, net of deferred tax liabilities, of $74.0 million.  Domestic net operating loss (“NOL”) carry forwards comprised $44.1 million of the deferred tax assets for both periods.  Katy’s history of operating losses in many of its taxing jurisdictions provides significant negative evidence with respect to the Company’s ability to generate future taxable income, a requirement in order to recognize deferred tax assets on the Condensed Consolidated Balance Sheets.  For this reason, the Company was unable to conclude at July 3, 2009 and December 31, 2008 that NOLs and other deferred tax assets in the United States and foreign jurisdictions would be utilized in the future.  As a result, valuation allowances for these entities were recorded as of such dates for the full amount of deferred tax assets, net of the amount of deferred tax liabilities.

The income tax benefit for the three and six months ended July 3, 2009 primarily reflects current tax benefit for FIN No. 48 activity of $0.4 million.  The income tax benefit for the three and six months ended June 30, 2008 primarily reflects current tax benefit for FIN No. 48 activity of $0.5 million and $0.8 million, respectively, as well as a tax benefit of $0.3 million and $0.4 million, respectively, recorded to offset the provision recorded under discontinued operations for domestic income taxes on domestic pre-tax income.  The tax expense or benefit recorded in continuing operations is generally determined without regard to other categories of earnings, such as a loss from discontinued operations or other comprehensive income.  An exception is provided if there is aggregate pre-tax income from other categories and a pre-tax loss from continuing operations, even if a valuation allowance has been established against deferred tax assets as of the beginning of the year.  The tax benefit allocated to continuing operations is the amount by which the loss from continuing operations reduces the tax expense recorded with respect to the other categories of earnings.

Tax benefits were not recorded on the pre-tax net loss for the three and six months ended July 3, 2009 and June 30, 2008 as valuation allowances were recorded related to deferred tax assets created as a result of operating losses in the United States and foreign jurisdictions.  As a result of accumulated operating losses in those jurisdictions, the Company concluded that it was more likely than not that such benefits would not be realized.

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

In 1993, the EPA initiated a proceeding under Section 7003 of the Resource Conservation and Recovery Act (“RCRA”) against W.J. Smith and the Company.  The proceeding sought certain actions at the site and at certain off-site areas, as well as development and implementation of additional cleanup activities to mitigate off-site releases.  In December 1995, W.J. Smith, the Company and the EPA agreed to resolve the proceeding through an Administrative Order on Consent under Section 7003 of RCRA.  While the Company has completed the cleanup activities required by the Administrative Order on Consent under Section 7003 of RCRA, the Company still has further post-closure obligations in the areas of groundwater monitoring and ongoing site operations and maintenance costs, as well as potential contractual obligations related to real estate matters.

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

C.           LaBour Pump Company, a former division of an inactive subsidiary of the Company, has been named as a defendant in approximately 400 of the New Jersey cases tendered by Sterling.  The Company has elected to defend these cases, the majority of which have been dismissed or settled for nominal sums.  There are approximately 100 cases which remain active as of July 3, 2009.

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

index

			Three months ended		Six months ended
			July 3,	June 30,	July 3,	June 30,
			2009	2008	2009	2008
Maintenance Products Group
Net external sales			$37,676	$45,134	$72,768	$86,825
Operating income (loss)			1,266	(2,380)	1,555	(3,255)
Operating margin (deficit)			3.4%	(5.3%)	2.1%	(3.7%)
Depreciation and amortization			1,725	2,243	3,363	4,041
Capital expenditures			234	1,897	420	2,934

Total
Net external sales	-	Segment	$37,676	$45,134	$72,768	$86,825
		Total	$37,676	$45,134	$72,768	$86,825

Operating income (loss)	-	Segment	$1,266	$(2,380)	$1,555	$(3,255)
	-	Unallocated corporate	(2,037)	(3,184)	(4,353)	(5,218)
	-	Severance, restructuring and related charges	-	548	-	410
	-	Loss on sale or disposal of assets	(12)	(201)	(12)	(734)
		Total	$(783)	$(5,217)	$(2,810)	$(8,797)

Depreciation and amortization	-	Segment	$1,725	$2,243	$3,363	$4,041
	-	Unallocated corporate	18	28	36	53
		Total	$1,743	$2,271	$3,399	$4,094

Capital expenditures	-	Segment	$234	$1,897	$420	$2,934
		Total	$234	$1,897	$420	$2,934

			July 3,	December 31,
			2009	2008
Total assets	-	Segment	$69,515	$73,304
	-	Other [a]	1,200	1,200
	-	Unallocated corporate	2,216	2,791
		Total	$72,931	$77,295

[a]  Amount shown as “Other” represents the note receivable from the sale of the Metal Truck Box business unit.

Note 10.  SEVERANCE, RESTRUCTURING AND RELATED CHARGES

The Company previously approved a plan to consolidate the manufacturing facilities of its Glit business unit in order to implement a more competitive cost structure.  During the three and six months ended June 30, 2008, the Company entered into an agreement with the lessor of its abandoned Washington, Georgia facility to cancel the Company’s future lease obligations upon a one-time payment.  As a result, the Company recognized $0.4 million in income for the reduction of the remaining balance of the non-cancelable lease liability.  Management believes that no further charges will be incurred for this activity.

In 2002, the Company committed to a plan to consolidate the manufacturing and distribution of the four CCP facilities in the St. Louis, Missouri area.  Management believed that in order to implement a more competitive cost structure and combat competitive pricing pressure, the excess capacity at the four plastic molding facilities in this area would need to be eliminated.  This plan was completed by the end of 2003.  The Company recognized $0.1 million of income in the three months ended June 30, 2008 associated with adjustments to the non-cancelable lease accrual at the Hazelwood, Missouri facility due to changes in assumptions.  Management believes that no further charges will be incurred for this activity, except for potential adjustments to non-cancelable lease liabilities as actual activity compares to assumptions made.  Following is a rollforward of restructuring liabilities for the consolidation of St. Louis manufacturing/distribution facilities (amounts in thousands):

index

Contract
Termination
Costs
Restructuring liabilities at December 31, 2008	$569
Additions	-
Payments	(48)
Restructuring liabilities at July 3, 2009	$521

These amounts relate to non-cancelable lease liabilities for abandoned facilities, net of potential sub-lease revenue.  Total maximum potential amount of lease loss, excluding any sub-lease rentals, is $1.3 million as of July 3, 2009.  The Company has included $0.8 million as an offset for sub-lease rentals.  As of July 3, 2009, the Company does not anticipate any further significant severance, restructuring and other related charges in the upcoming year related to the plans discussed above.

The table below summarizes the future obligations for severance, restructuring and other related charges detailed above (amounts in thousands):

Maintenance
Products
Group
2009 (remainder)	140
2010	186
2011	195
$521

Note 11.  DISCONTINUED OPERATIONS

Certain of the Company’s former operations have been classified as discontinued operations as of and for the three and six months ended June 30, 2008 in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  All of these dispositions occurred as a result of determinations by management and the Board of Directors that the businesses were not a core component of the Company’s long-term business strategy.  The proceeds from each disposition were used to pay off portions of the Company’s then outstanding debt.

On June 2, 2006, the Company sold certain assets of the Metal Truck Box business unit for gross proceeds of approximately $3.6 million, including a $1.2 million note receivable.  The note receivable is included in Other Assets in the Condensed Consolidated Balance Sheets.

On June 6, 2007, the Company sold the CML business unit for gross proceeds of approximately $10.6 million, including a receivable of $0.6 million associated with final working capital levels.  The Company recorded a gain of $0.1 million during the six months ended June 30, 2008 in connection with the ultimate collection of the receivable.

On November 30, 2007, the Company sold the Woods Industries, Inc. (“Woods US”) and Woods Industries (Canada), Inc. (“Woods Canada”) business units for gross proceeds of approximately $50.7 million, including amounts placed into escrow of $7.7 million related to the filing and receipt of a foreign tax certificate and the sale of specific inventory.  During fiscal 2007 the Company recognized a gain on sale of discontinued businesses of $1.3 million in connection with this sale.  The gain in fiscal 2007 did not include $0.9 million of the $7.7 million in escrow as further steps were required to realize those funds.  During the three and six months ended June 30, 2008 the Company received $3.6 million and $7.3 million, respectively, from escrow upon the receipt of the foreign tax certificate and sale of specific inventory, as well as $0.8 million in final working capital adjustment.  During the three and six months ended June 30, 2008, the Company also recognized an additional $0.2 million and $0.7 million, respectively, of gain on sale of discontinued businesses of the $0.9 million in escrow not recognized at the time of sale, as well as $0.8 million in final working capital adjustment.  As of July 3, 2009 there were no amounts remaining in escrow.

The historical operating results of the discontinued business units have been segregated as discontinued operations on the Condensed Consolidated Statements of Operations.  Selected financial data for discontinued operations is summarized as follows (amounts in thousands):

index

	Three Months	Six Months
	Ended June 30, 2008

Net sales	$-	$-
Pre-tax operating loss	$(99)	$(229)
Pre-tax gain on sale of discontinued operations	$1,002	$1,545

The loss from operations of discontinued businesses, as shown in the Condensed Consolidated Statements of Operations, includes a tax provision of $0.3 million and $0.4 million for the three and six months ended June 30, 2008, respectively.

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

index

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

RESULTS OF OPERATIONS

Three Months Ended July 3, 2009 versus Three Months Ended June 30, 2008

Net sales decreased 16.5% from $45.1 million during the three months ended June 30, 2008 to $37.7 million during the three months ended July 3, 2009.  Overall, this decline resulted from lower volumes across almost all of our business units driven by market softness, as well as our decision to exit certain unprofitable business lines.  Gross margin was 16.4% for the three months ended July 3, 2009, an increase of 10.9 percentage points from the same period a year ago.  Gross margin improvement was driven by improved factory productivity and cost controls as well as a favorable quarter over quarter variance in our LIFO adjustment of $1.2 million resulting from a decrease in resin costs and lower inventory levels.

Selling, general and administrative (“SG&A”) expenses were $7.0 million for the three months ended July 3, 2009, a $1.1 million reduction from the same period a year ago.  Prior year expenses included a net charge of $0.9 million associated with the transition and hiring of our Chief Executive Officer (“CEO”) and forfeiture of stock options by our former CEO.  Other favorable variances quarter over quarter included a $0.2 million reduction in commissions as related sales are down, $0.2 million of lower consulting and professional fees, $0.2 million less expense related to self-insurance programs, and a $0.1 million reduction in bad debt expense.  Partially offsetting these favorable variances were current quarter costs of $0.5 million associated with the transition and hiring of executive level personnel.

Other

Interest expense decreased by $0.1 million during the three months ended July 3, 2009 as compared to the three months ended June 30, 2008 due to lower interest rates and average borrowings.

The income tax benefit for the three months ended July 3, 2009 reflects FIN No. 48 benefits of $0.4 million as the statutes of limitations on certain tax years expired and the related FIN No. 48 liabilities were reversed.  The income tax benefit for the three months ended June 30, 2008 reflects FIN No. 48 benefits of $0.5 million as well as a benefit of $0.3 million which offsets a tax provision reflected under discontinued operations for domestic income taxes.

With the sale of the Metal Truck Box, CML, Woods US, and Woods Canada business units in 2006 and 2007, all activity associated with these units is classified as discontinued operations.  Loss from operations, net of tax, for these business units was approximately $0.4 million for the three months ended June 30, 2008.  Gain on sale of discontinued businesses for the three months ended June 30, 2008 of $1.0 million represents the receipt of the working capital adjustment of approximately $0.7 million as well as recognition of part of the escrow receivable from the sales of the Woods US and Woods Canada business units.

Overall, we reported a net loss of $0.5 million, or $0.07 per share, for the three months ended July 3, 2009, as compared to a net loss of $4.2 million, or $0.53 per share, for the same period of 2008.

index

Six Months Ended July 3, 2009 versus Six Months Ended June 30, 2008

Net sales decreased 16.2% from $86.8 million during the six months ended June 30, 2008 to $72.8 million during the six months ended July 3, 2009.  Overall, this decline resulted from lower volumes across almost all of our business units driven by market softness, as well as our decision to exit certain unprofitable business lines.  Gross margin was 15.6% for the six months ended July 3, 2009, an increase of 8.4 percentage points from the same period a year ago.  Gross margin improvement was driven by improved factory productivity and cost controls as well as a favorable year over year variance in our LIFO adjustment of $2.7 million resulting from a decrease in resin costs and lower inventory levels.

SG&A expenses decreased $0.6 million from the six months ended June 30, 2008 to $14.1 million for the six months ended July 3, 2009.  Prior year expenses included a net charge of $0.9 million associated with the transition and hiring of our CEO and forfeiture of stock options by our former CEO.  Current year expenses include $1.1 million associated with the transition and hiring of executive level personnel and $0.1 million of costs related to the Company’s abandoned plan to deregister.  These costs were largely offset by a $0.3 million reduction in commissions, $0.3 million of lower consulting and professional fees, $0.2 million less expense related to self-insurance programs, and a $0.1 million reduction in bad debt expense.

Other

Interest expense decreased by $0.3 million during the six months ended July 3, 2009 as compared to the six months ended June 30, 2008 due to lower interest rates and average borrowings.

The income tax benefit for the six months ended July 3, 2009 reflects FIN No. 48 benefits of $0.4 million.  The income tax benefit for the six months ended June 30, 2008 reflects FIN No. 48 benefits of $0.8 million, as well as a benefit of $0.4 million which offsets a tax provision reflected under discontinued operations for domestic income taxes.

Loss from operations, net of tax, for business units classified as discontinued operations due to their dispositions in 2006 and 2007 as described above was approximately $0.7 million for the six months ended June 30, 2008.  Gain on sale of discontinued businesses for the six months ended June 30, 2008 of $1.5 million includes a gain recorded for the finalization and receipt of the working capital adjustments associated with the CML business unit, as well as the receipt of the working capital adjustment and recognition of part of the escrow receivable from the sales of the Woods US and Woods Canada business units.

Overall, we reported a net loss of $3.0 million, or $0.37 per share, for the six months ended July 3, 2009, as compared to a net loss of $7.6 million, or $0.96 per share, for the same period of 2008.

LIQUIDITY AND CAPITAL RESOURCES

We require funding for working capital needs and capital expenditures.  We believe that our cash flow from operations and the use of available borrowings under the Bank of America Credit Agreement (as defined below) provide sufficient liquidity for our operations going forward.  As of July 3, 2009, we had cash of $0.9 million as compared to cash of $0.7 million at December 31, 2008.  As of July 3, 2009, we had outstanding borrowings of $16.9 million (50% of total capitalization) under the Bank of America Credit Agreement.  Our unused borrowing availability at July 3, 2009 on the Revolving Credit Facility (as defined below) was $4.4 million after the $5.0 million minimum availability requirement discussed below.  As of December 31, 2008, we had outstanding borrowings of $17.5 million (48% of total capitalization) with unused borrowing availability of $2.9 million after the $5.0 million minimum availability requirement.

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

The Company’s borrowing base under the Bank of America Credit Agreement is determined by eligible inventory and accounts receivable, amounting to $21.9 million at July 3, 2009, and is reduced by the outstanding amount of standby and commercial letters of credit.  The Bank of America Credit Agreement requires the Company to maintain a minimum level of availability such that its eligible collateral must exceed the sum of its outstanding borrowings under the Revolving Credit Facility and letters of credit by at least $5.0 million.  Currently, the Company’s largest letters of credit relate to its casualty insurance programs. At July 3, 2009, total outstanding letters of credit were $3.3 million.  In addition, the Bank of America Credit Agreement prohibits the Company from paying dividends on its securities, other than dividends paid solely in securities.

index

Borrowings under the Bank of America Credit Agreement bear interest, at the Company’s option, at either a rate equal to the bank’s base rate or LIBOR plus a margin based on levels of borrowing availability.  Interest rate margins for the Revolving Credit Facility under the applicable LIBOR option range from 2.00% to 2.50%, or under the applicable prime option range from 0.25% to 0.75% on borrowing availability levels of $20.0 million to less than $10.0 million, respectively.  For the Term Loan, interest rate margins under the applicable LIBOR option range from 2.25% to 2.75%, or under the applicable prime option range from 0.50% to 1.00%.  Financial covenants such as minimum fixed charge coverage and leverage ratios are not included in the Bank of America Credit Agreement.

All of the debt under the Bank of America Credit Agreement is re-priced to current rates at frequent intervals.  Therefore, its fair value approximates its carrying value at July 3, 2009.  The Company had amortization of debt issuance costs, included within interest expense, of $0.1 million and $0.2 million for the three and six months ended July 3, 2009, respectively, and $0.1 million and $0.2 million for the three and six months June 30, 2008, respectively.

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

Cash Flow

Cash provided by operating activities before changes in operating assets and liabilities and discontinued operations was $0.9 million in the first six months of 2009 as compared to cash used of $3.7 million in the same period of 2008.  This variance was a result of a $5.6 million reduction in net loss from continuing operations year over year, offset partially by a lower level of non-cash addbacks, such as loss on sale or disposal of assets, in the current quarter.  Changes in operating assets and liabilities provided $1.9 million in the first six months of 2009 compared to a use of $3.1 million in the same period of 2008.  This variance resulted primarily from a reduction in inventory balances and the receipt in the first quarter of 2009 of certain insurance claims recorded as a receivable at December 31, 2008.  As of July 3, 2009 we were turning our inventory at 4.4 times per year as compared to 4.5 times per year as of June 30, 2008.

Capital expenditures from continuing operations totaled $0.4 million and $2.9 million for the six months ended July 3, 2009 and June 30, 2008, respectively.  The 2008 amounts include capital spending to rebuild manufacturing lines at our Bridgeton, Missouri location.  Cash provided by discontinued operations in the first six months of 2008 consisted of proceeds from receivables from the 2007 sales of the Woods US, Woods Canada and CML business units.

Cash flows used in financing activities in the first six months of 2009 reflect a $0.7 million decrease in our debt levels since December 31, 2008.

OFF-BALANCE SHEET ARRANGEMENTS

As of July 3, 2009, the Company had no off-balance sheet arrangements.

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

index

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

                See Note 2 to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion of recently issued accounting pronouncements.

CRITICAL ACCOUNTING POLICIES

               We disclosed details regarding certain of our critical accounting policies in the Management’s Discussion and Analysis section of our Annual Report on Form 10-K for the year ended December 31, 2008 (Part II, Item 7).  There have been no changes to policies as of July 3, 2009.

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

Changes in Internal Control over Financial Reporting

There have been no changes in Katy’s internal control over financial reporting during the quarter ended July 3, 2009 that have materially affected, or are reasonably likely to materially affect, Katy’s internal control over financial reporting.

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

None.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders of Katy Industries, Inc. was held at the Holiday Inn Mount Kisco, One Holiday Inn Drive, Mount Kisco, New York, at 10:00 AM, on May 21, 2009.  Stockholders voted on two proposals, summarized below with the accompanying number of votes in favor, opposed, or abstained.

PROPOSAL No. 1:  Election of Directors

CLASS I DIRECTORS:
Name	Votes For	Votes Withheld
Christopher W. Anderson	6,297,429	1,458,120
William F. Andrews	6,283,040	1,472,509
Samuel P. Frieder	6,293,961	1,461,588
Christopher Lacovara	6,295,861	1,459,688
Shant Mardirossian	6,309,111	1,446,438

The required vote for directors was the affirmative vote of a plurality of the votes cast at the annual meeting.  As a result of the vote, each of the five nominees for Class II directors was elected.  The specified term of the Company’s Class I directors, Robert M. Baratta, Daniel B. Carroll, Wallace E. Carroll, Jr., and David J. Feldman, is through the Company’s 2010 Annual Meeting.

PROPOSAL No. 2:  To ratify the selection of UHY LLP as the independent registered public accounting firm of Katy for the fiscal year ended December 31, 2009.

Votes For	Votes Against	Votes Abstained
7,644,744	109,702	1,103

The required vote to ratify the appointment of UHY LLP was the majority of Katy’s outstanding common stock present, in person or by proxy, at the annual meeting.  As a result of the vote, the selection of UHY LLP was ratified.

Item 5.  OTHER INFORMATION

           None.

index

Item 6.  EXHIBITS

Exhibit Number	Exhibit Title

10.1	Vice President, Operations Employment Offer Letter dated as of March 31, 2009 between Robert D. Redmond and the Company.	*
10.2	Katy Industries, Inc. 2009 Vice President, Operations’ Plan.	*
31.1	CEO Certification pursuant to Securities Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*
31.2	CFO Certification pursuant to Securities Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*
32.1	CEO Certification required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*#
32.2	CFO Certification required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*#

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

KATY INDUSTRIES, INC.
Registrant

DATE: August 13, 2009                                                                                                                      By /s/ David J. Feldman
                           David J. Feldman
                           President and Chief Executive Officer

                           By /s/ James W. Shaffer
                           James W. Shaffer
                           Vice President, Treasurer and Chief Financial Officer