Form 10-Q
period 2009-11-13
KATY INDUSTRIES INC
filed 2009-11-13
CIK 54681

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

[  x ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  October 2, 2009

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class	Outstanding at October 31, 2009
Common Stock, $1 Par Value	7,951,176 Shares

KATY INDUSTRIES, INC.
FORM 10-Q
October 2, 2009

index

PART I  FINANCIAL INFORMATION

Item 1.  Financial Statements

KATY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF OCTOBER 2, 2009 (UNAUDITED) AND DECEMBER 31, 2008
 (Amounts in Thousands)

ASSETS

	October 2,	December 31,
	2009	2008
CURRENT ASSETS:

Cash	$895	$683
Accounts receivable, net	15,520	13,773
Inventories, net	16,207	19,911
Other current assets	1,292	3,516

Total current assets	33,914	37,883

OTHER ASSETS:

Goodwill	665	665
Intangibles, net	4,108	4,455
Other	2,909	1,809

Total other assets	7,682	6,929

PROPERTY AND EQUIPMENT
Land and improvements	336	336
Buildings and improvements	9,300	8,686
Machinery and equipment	93,481	92,693

	103,117	101,715
Less - Accumulated depreciation	(73,763)	(69,232)

Property and equipment, net	29,354	32,483

Total assets	$70,950	$77,295

See Notes to Condensed Consolidated Financial Statements.

index

KATY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF OCTOBER 2, 2009 (UNAUDITED) AND DECEMBER 31, 2008
 (Amounts in Thousands, Except Share Data)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	October 2,	December 31,
	2009	2008
CURRENT LIABILITIES:

Accounts payable	$9,631	$10,283
Book overdraft	1,089	2,289
Accrued compensation	2,895	3,015
Accrued expenses	15,121	14,266
Current maturities of long-term debt	1,500	1,500
Revolving credit agreement	9,911	9,118

Total current liabilities	40,147	40,471

LONG-TERM DEBT, less current maturities	5,798	6,928

OTHER LIABILITIES	9,044	10,603

Total liabilities	54,989	58,002

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS’ EQUITY
15% Convertible preferred stock, $100 par value; authorized
1,200,000 shares; issued and outstanding 1,131,551 shares;
liquidation value $113,155	108,256	108,256
Common stock, $1 par value; authorized 35,000,000 shares;
issued 9,822,304 shares	9,822	9,822
Additional paid-in capital	27,162	27,248
Accumulated other comprehensive loss	(1,674)	(1,742)
Accumulated deficit	(106,169)	(102,397)
Treasury stock, at cost, 1,871,128 shares	(21,436)	(21,894)

Total stockholders' equity	15,961	19,293

Total liabilities and stockholders' equity	$70,950	$77,295

See Notes to Condensed Consolidated Financial Statements.

index

KATY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED OCTOBER 2, 2009 AND SEPTEMBER 30, 2008
(Amounts in Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 2,	September 30,	October 2,	September 30,
	2009	2008	2009	2008

Net sales	$37,612	$44,364	$110,380	$131,189
Cost of goods sold	32,501	41,494	93,944	122,025
Gross profit	5,111	2,870	16,436	9,164
Selling, general and administrative expenses	5,695	7,603	19,818	22,370
Severance, restructuring and related charges	-	-	-	(410)
Loss on sale or disposal of assets	49	28	61	762
Operating loss	(633)	(4,761)	(3,443)	(13,558)
Interest expense	(281)	(394)	(873)	(1,297)
Other, net	118	18	123	34

Loss from continuing operations before income tax
(provision) benefit	(796)	(5,137)	(4,193)	(14,821)
Income tax (provision) benefit from continuing operations	(14)	65	421	1,222

Loss from continuing operations	(810)	(5,072)	(3,772)	(13,599)
Loss from operations of discontinued businesses (net of tax)	-	(71)	-	(738)
Gain on sale of discontinued businesses (net of tax)	-	190	-	1,735

Net loss	$(810)	$(4,953)	$(3,772)	$(12,602)

Loss per share of common stock - Basic and diluted:
Continuing operations	$(0.10)	$(0.64)	$(0.47)	$(1.71)
Discontinued operations	-	0.02	-	0.13
Net loss	$(0.10)	$(0.62)	$(0.47)	$(1.58)

Weighted average common shares outstanding:
Basic and diluted	7,951	7,951	7,951	7,951

See Notes to Condensed Consolidated Financial Statements.

index

KATY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED OCTOBER 2, 2009 AND SEPTEMBER 30, 2008
(Amounts in Thousands)
(Unaudited)

	October 2,	September 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(3,772)	$(12,602)
Income from discontinued operations	-	(997)
Loss from continuing operations	(3,772)	(13,599)
Depreciation	4,691	5,847
Amortization of intangible assets	372	362
Amortization of debt issuance costs	287	286
Stock-based compensation	372	(210)
Loss on sale or disposal of assets	61	762
	2,011	(6,552)
Changes in operating assets and liabilities:
Accounts receivable	(1,626)	(2,577)
Inventories	3,745	3,037
Other assets	1,103	181
Accounts payable	(731)	2,835
Accrued expenses	670	(382)
Other	(1,635)	(1,550)
	1,526	1,544

Net cash provided by (used in) continuing operations	3,537	(5,008)
Net cash used in discontinued operations	-	(897)
Net cash provided by (used in) operating activities	3,537	(5,905)

Cash flows from investing activities:
Capital expenditures	(1,537)	(5,122)
Proceeds from sale of assets	2	99

Net cash used in continuing operations	(1,535)	(5,023)
Net cash provided by discontinued operations	-	8,979
Net cash (used in) provided by investing activities	(1,535)	3,956

Cash flows from financing activities:
Net borrowings on revolving loans	659	3,776
Decrease in book overdraft	(1,200)	(1,118)
Repayments of term loans	(1,131)	(1,716)

Net cash (used in) provided by financing activities	(1,672)	942

Effect of exchange rate changes on cash	(118)	(80)
Net increase (decrease) in cash	212	(1,087)
Cash, beginning of period	683	2,015
Cash, end of period	$895	$928

See Notes to Condensed Consolidated Financial Statements.

index

KATY INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

Note 1.  SIGNIFICANT ACCOUNTING POLICIES

Consolidation Policy and Basis of Presentation – The condensed consolidated financial statements include the accounts of Katy Industries, Inc. and subsidiaries in which it has a greater than 50% interest, collectively “Katy” or the “Company”.  All significant intercompany accounts, profits and transactions have been eliminated in consolidation.  The Condensed Consolidated Balance Sheet at October 2, 2009 and the related Condensed Consolidated Statements of Operations for the three and nine months ended October 2, 2009 and September 30, 2008 and Cash Flows for the nine months ended October 2, 2009 and September 30, 2008 have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial condition and results of operations of the Company.  The Company evaluated all subsequent events for adjustment to or disclosure in these condensed consolidated financial statements through the issuance of these condensed consolidated financial statements on November 13, 2009.  Interim results may not be indicative of results to be realized for the entire year.  The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.  The Condensed Consolidated Balance Sheet as of December 31, 2008 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States (“GAAP”).

Fiscal Year – The Company operates and reports using a 4-4-5 fiscal year which always ends on December 31.  As a result, December and January do not typically consist of five and four weeks, respectively.  The three and nine months ended October 2, 2009 consisted of 64 shipping days and 192 shipping days, respectively, and the three and nine months ended September 30, 2008 consisted of 63 shipping days and 189 shipping days, respectively.

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

Certain reclassifications on the cash flow statement were made to the 2008 amounts in order to conform to the 2009 presentation.

Inventories – The components of inventories are as follows (amounts in thousands):

	October 2,	December 31,
	2009	2008

Raw materials	$9,825	$12,764
Work in process	58	718
Finished goods	11,017	12,054
Inventory reserves	(1,218)	(1,345)
LIFO reserve	(3,475)	(4,280)
	$16,207	$19,911

At October 2, 2009 and December 31, 2008, approximately 55% and 50%, respectively, of Katy’s inventories were accounted for using the last-in, first-out (“LIFO”) method of costing, while the remaining inventories were accounted for using the first-in, first-out (“FIFO”) method.  Current cost, as determined using the FIFO method, exceeded LIFO cost by $3.5 million and $4.3 million at October 2, 2009 and December 31, 2008, respectively.

Share-Based Payment – Compensation cost recognized during the three and nine months ended October 2, 2009 and September 30, 2008 includes: a) compensation cost for all stock options granted prior to, but not yet vested as of January 1, 2006, and granted subsequent to January 1, 2006, based on the grant date fair value amortized over the options’ vesting period and b) compensation cost for outstanding stock appreciation rights (“SARs”) as of October 2, 2009 and September 30, 2008 based on the October 2, 2009 and September 30, 2008 fair value, respectively.

index

Compensation expense (income) is included in selling, general and administrative expense in the Condensed Consolidated Statements of Operations.  The components of compensation expense (income) are as follows (amounts in thousands):

	Three Months Ended		Nine Months Ended
	October 2,	September 30,	October 2,	September 30,
	2009	2008	2009	2008

Stock option expense (income)	$98	$106	$372	$(152)
Stock appreciation right expense (income)	8	(106)	-	(58)
	$106	$-	$372	$(210)

The fair value of stock options is estimated at the date of grant using a Black-Scholes option pricing model.  As the Company does not have sufficient historical exercise data to provide a basis for estimating the expected term, the Company uses the simplified method for estimating the expected term by averaging the minimum and maximum lives expected for each award.  In addition, the Company estimated volatility by considering its historical stock volatility over a term comparable to the remaining expected life of each award.  The risk-free interest rate is the current yield available on U.S. treasury issues with a remaining term equal to that of each award.  The Company estimates forfeitures using historical results.  Its estimates of forfeitures will be adjusted over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from their estimate.  There were no options granted during the three months ended October 2, 2009 and September 30, 2008.

The fair value of stock appreciation rights, a liability award, was estimated at October 2, 2009 and September 30, 2008 using a Black-Scholes option pricing model.  The Company estimated the expected term by averaging the minimum and maximum lives expected for each award.  In addition, the Company estimated volatility by considering its historical stock volatility over a term comparable to the remaining expected life of each award.  The risk-free interest rate is the current yield available on U.S. treasury issues with a remaining term equal to that of each award.  The Company estimates forfeitures using historical results.  Its estimates of forfeitures will be adjusted over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from their estimate.  The assumptions for expected term, volatility and risk-free rate are presented in the table below:

	October 2,	September 30,
	2009	2008

Expected term (years)	0.1 - 4.8	2.7 - 4.9
Volatility	131.7% - 206.6%	106.7% - 137.7%
Risk-free interest rate	0.1% - 2.1%	2.2% - 3.1%

Comprehensive Loss – The components of comprehensive loss are as follows (amounts in thousands):

	Three Months Ended		Nine Months Ended
	October 2,	September 30,	October 2,	September 30,
	2009	2008	2009	2008

Net loss	$(810)	$(4,953)	$(3,772)	$(12,602)
Foreign currency translation gains (losses)	20	(107)	68	(239)
Comprehensive loss	$(790)	$(5,060)	$(3,704)	$(12,841)

Treasury Stock – During the nine months ended October 2, 2009, the Company sold shares held in a rabbi trust for a deferred compensation plan in the amount of $0.5 million.  This transaction caused no net impact to stockholders’ equity.

index

Note 2.  NEW ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Standards – In June 2009, the Financial Accounting Standards Board (“FASB”) established the Accounting Standards Codification (“AS Codification”) as the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities.  The AS Codification was not intended to change existing accounting for public companies.  The AS Codification identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements.  For the Company, the AS Codification was effective October 2, 2009.  The Company’s adoption of the AS Codification did not have a material impact on its consolidated financial statements; however, as part of the transition to the AS Codification, plain English references to the corresponding accounting principles are provided rather than specific numeric AS Codification references.

In December 2007, the FASB issued guidance which established principles and requirements for how an acquirer in a business combination (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, (b) recognizes and measures the goodwill acquired in a business combination or a gain from a bargain purchase, and (c) determines what information to disclose to enable users of financial statements to evaluate the nature and financial effects of the business combination.  This guidance was effective for the Company for business combination transactions for which the acquisition date is on or after January 1, 2009.  No business combination transactions occurred during the nine months ended October 2, 2009.

In September 2006, the FASB issued guidance which defined fair value, established a framework for measuring fair value in generally accepted accounting principles and expanded disclosure about fair value measurements.  This guidance does not require any new fair value measurements but provides guidance in determining fair value measurements presently used in the preparation of financial statements.  In October 2008, the FASB clarified this guidance for its application in an inactive market and illustrated how an entity would determine fair value when the market for a financial asset is not active.  For the Company, this guidance was originally effective January 1, 2008; however, the effective date was deferred for one year and was effective for the Company January 1, 2009.  The Company’s adoption of this guidance did not have a material impact on its consolidated financial statements.

In December 2007, the FASB issued guidance which required the recognition of a noncontrolling interest, or minority interest, as equity in the consolidated financial statements and separate from the parent’s equity.  The amount of net income attributable to the noncontrolling interest would be included in consolidated net income on the face of the income statement.  This guidance includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest.  For the Company, this guidance was effective January 1, 2009.  The Company’s adoption of this guidance did not have a material impact on its consolidated financial statements.

In March 2008, the FASB issued guidance to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand the effects of the derivative instruments on an entity’s financial position, operating results and cash flows.  For the Company, this guidance was effective January 1, 2009.  The Company’s adoption of this guidance did not have a material impact on its consolidated financial statements.

In April 2008, the FASB issued guidance which amended the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset.  For the Company, this guidance was effective January 1, 2009.  The Company’s adoption of this guidance did not have a material impact on its consolidated financial statements.

In April 2009, the FASB issued guidance which related to fair value measurements and related disclosures, and the accounting for impaired debt securities.  For the Company, this guidance was effective July 3, 2009.  The Company’s adoption of this guidance did not have a material impact on its consolidated financial statements.

In May 2009, the FASB issued guidance which established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  For the Company, this guidance was effective July 3, 2009.  This guidance did not have a material impact on the Company’s consolidated financial statements.

In August 2009, the FASB issued guidance to provide clarification concerning fair value measurements and disclosures for liabilities and, in particular, for circumstances in which a quoted price in an active market for an identical liability is not available.  For the Company, this guidance was effective October 2, 2009.  This guidance did not have a material impact on the Company’s consolidated financial statements.

index

Accounting Standards Not Yet Adopted – In December 2008, the FASB issued guidance which requires companies to disclose information about fair value measurements of retirement plans.  This guidance is effective for fiscal years ending after December 15, 2009, and is not expected to have a material impact on the Company’s consolidated financial statements, as its requirements impact financial statement disclosures only.

In October 2009, the FASB issued guidance concerning multiple-deliverable arrangements which would enable vendors to account for products or services separately rather than as a combined unit.  This guidance is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

Note 3.  INTANGIBLE ASSETS

Following is detailed information regarding Katy’s intangible assets (amounts in thousands):

	October 2,			December 31,
	2009			2008
	Gross	Accumulated	Net Carrying	Gross	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Patents	$1,143	$(905)	$238	$1,118	$(832)	$286
Customer lists	10,231	(8,534)	1,697	10,231	(8,406)	1,825
Tradenames	5,054	(2,881)	2,173	5,054	(2,710)	2,344
Total	$16,428	$(12,320)	$4,108	$16,403	$(11,948)	$4,455

All of Katy’s intangible assets are definite long-lived intangibles.  Estimated aggregate future amortization expense related to intangible assets is as follows (amounts in thousands):

2009 (remainder)	$151
2010	527
2011	500
2012	474
2013	454
Thereafter	2,002
$4,108

Note 4.  INDEBTEDNESS

Long-term debt consists of the following (amounts in thousands):

	October 2,	December 31,
	2009	2008

Term loan payable under the Bank of America Credit Agreement, interest
based on LIBOR and Prime Rates (3.00% - 4.25%), due through Nov 2010	$7,298	$8,428
Revolving loans payable under the Bank of America Credit Agreement,
interest based on LIBOR and Prime Rates (2.75% - 4.75%)	9,911	9,118
Total debt	17,209	17,546
Less revolving loans, classified as current (see below)	(9,911)	(9,118)
Less current maturities	(1,500)	(1,500)
Long-term debt	$5,798	$6,928

Aggregate remaining scheduled maturities of the Term Loan as of October 2, 2009 are as follows (amounts in thousands):

2009 (remainder)	$375
2010	6,923
$7,298

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

index

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

The Company’s borrowing base under the Bank of America Credit Agreement is determined by eligible inventory and accounts receivable, amounting to $20.4 million at October 2, 2009, and is reduced by the outstanding amount of standby and commercial letters of credit.  The Bank of America Credit Agreement requires the Company to maintain a minimum level of availability such that its eligible collateral must exceed the sum of its outstanding borrowings under the Revolving Credit Facility and letters of credit by at least $5.0 million.  Currently, the Company’s largest letters of credit relate to its casualty insurance programs. At October 2, 2009, total outstanding letters of credit were $3.3 million.  In addition, the Bank of America Credit Agreement prohibits the Company from paying dividends on its securities, other than dividends paid solely in securities.

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

All of the debt under the Bank of America Credit Agreement is re-priced to current rates at frequent intervals.  Therefore, its fair value approximates its carrying value at October 2, 2009.  The Company had amortization of debt issuance costs, included within interest expense, of $0.1 million and $0.3 million for the three and nine months ended October 2, 2009, respectively, and $0.1 million and $0.3 million for the three and nine months ended September 30, 2008, respectively.

The Revolving Credit Facility under the Bank of America Credit Agreement requires lockbox agreements which provide for all Company receipts to be swept daily to reduce borrowings outstanding.  These agreements, combined with the existence of a material adverse effect (“MAE”) clause in the Bank of America Credit Agreement, result in the Revolving Credit Facility being classified as a current liability.  The Company does not expect to repay, or be required to repay, within one year, the balance of the Revolving Credit Facility, which has a final expiration date of November 30, 2010.  The MAE clause, which is a fairly common requirement in commercial credit agreements, allows the lender to require the loan to become due if it determines there has been a material adverse effect on the Company’s operations, business, properties, assets, liabilities, condition, or prospects.  The classification of the Revolving Credit Facility as a current liability is a result only of the combination of the lockbox agreements and the MAE clause.

Note 5.  RETIREMENT BENEFIT PLANS
Certain of the Company’s subsidiaries have pension plans covering substantially all of their employees.  These plans are noncontributory, defined benefit pension plans.  The benefits to be paid under these plans are generally based on employees’ retirement age and years of service.  The Company’s funding policies, subject to the minimum funding requirements of employee benefit and tax laws, are to contribute such amounts as determined on an actuarial basis to provide the plans with assets sufficient to meet the benefit obligations.  Plan assets consist primarily of fixed income investments, corporate equities and government securities.  The Company also provides certain health care and life insurance benefits for some of its retired employees.  The postretirement health plans are unfunded.

index

Information regarding the Company’s net periodic benefit cost for pension and other postretirement benefit plans for the three and nine months ended October 2, 2009 and September 30, 2008 is as follows (amounts in thousands):

	Pension Benefits
	Three Months Ended		Nine Months Ended
	October 2,	September 30,	October 2,	September 30,
	2009	2008	2009	2008
Components of net periodic benefit cost:
Service cost	$-	$3	$-	$10
Interest cost	19	23	57	70
Expected return on plan assets	(14)	(26)	(40)	(77)
Amortization of net loss	12	12	34	34
Net periodic benefit cost	$17	$12	$51	$37

	Other Benefits
	Three Months Ended		Nine Months Ended
	October 2,	September 30,	October 2,	September 30,
	2009	2008	2009	2008
Components of net periodic benefit cost:
Interest cost	$33	$38	$104	$113
Amortization of net loss	-	7	-	23
Net periodic benefit cost	$33	$45	$104	$136

During the three and nine months ended October 2, 2009, the Company made contributions to the pension plans of $12,000 and $104,000, respectively.  The Company expects to contribute an additional $13,000 to the pension plans throughout the remainder of 2009.

Note 6.  STOCK INCENTIVE PLANS

The Company has various stock incentive plans that provide for the granting of stock options, nonqualified stock options, SARs, restricted stock, performance units or shares and other incentive awards to certain employees and directors.  Options have been granted at or above the market price of the Company’s stock at the date of grant, typically vest over a three-year period, and are exercisable not less than twelve months or more than ten years after the date of grant.  SARs have been granted at or above the market price of the Company’s stock at the date of grant, typically vest over periods up to three years, and expire ten years from the date of issue.  No more than 50% of the cumulative number of vested SARs held by an employee can be exercised in any one calendar year.

index

Options were granted during the three months ended July 3, 2009 under the 2009 Vice President-Operations’ Plan.  No options were granted during the three months ended October 2, 2009.  All authorized shares from the plan, as approved by the Compensation Committee of the Board of Directors, were granted during the three months ended July 3, 2009.  The following table summarizes stock option activity under each of the Company’s applicable plans:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Options	Price	Life	(in thousands)

Outstanding at December 31, 2008	1,624,600	$2.41

Granted	125,000	$1.00
Exercised	-	$-
Expired	(20,300)	$17.09
Cancelled	(211,500)	$2.67

Outstanding at October 2, 2009	1,517,800	$2.06	6.98 years	$316

Vested and Exercisable at October 2, 2009	642,800	$3.28	4.45 years	$63

As of October 2, 2009, total unvested compensation expense associated with stock options amounted to $0.4 million and is being amortized on a straight-line basis over the respective options’ vesting period.  The weighted average period in which the above compensation cost will be recognized is 1.2 years as of October 2, 2009.

The following table summarizes SARs activity under each of the Company’s applicable plans:

		Weighted
		Average
	SARs	Fair Value

Non-Vested at December 31, 2008	6,666	$0.80

Granted	6,000	$1.29
Vested	(12,666)	$0.66

Non-Vested at October 2, 2009	-	$-

Total Outstanding at October 2, 2009	483,267	$0.91

Note 7.  INCOME TAXES

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, various states and foreign jurisdictions.  The Company and its subsidiaries are generally no longer subject to U.S. federal, state and local examinations by tax authorities for years before 2004.

As of October 2, 2009 and December 31, 2008, the Company had deferred tax assets, net of deferred tax liabilities, of $74.0 million.  Domestic net operating loss (“NOL”) carry forwards comprised $44.1 million of the deferred tax assets for both periods.  Katy’s history of operating losses in many of its taxing jurisdictions provides significant negative evidence with respect to the Company’s ability to generate future taxable income.  As a result, valuation allowances have been recorded as of such dates for the full amount of deferred tax assets, net of the amount of deferred tax liabilities, and tax benefits were not recorded on the pre-tax net loss for the three and nine months ended October 2, 2009 and September 30, 2008.

The tax expense or benefit recorded in continuing operations is generally determined without regard to other categories of earnings, such as a loss from discontinued operations or other comprehensive income.  An exception is provided if there is aggregate pre-tax income from other categories and a pre-tax loss from continuing operations, even if a valuation allowance has been established against deferred tax assets as of the beginning of the year.  The tax benefit allocated to continuing operations is the amount by which the loss from continuing operations reduces the tax expense recorded with respect to the other categories of earnings.  The income tax benefit for the three and nine months ended September 30, 2008 reflects a tax benefit of $0.1 million and $0.5 million, respectively, recorded to offset the provision recorded under discontinued operations for domestic income taxes on domestic pre-tax income.

index

Accounting for Uncertainty in Income Taxes

Included in the balances at October 2, 2009 and December 31, 2008 are $0.9 million and $1.3 million, respectively, of liabilities for unrecognized tax benefits.  Because of the impact of deferred tax accounting, other than interest and penalties, the recognition of these liabilities would not affect the annual effective tax rate.  The income tax benefit for the nine months ended October 2, 2009 and September 30, 2008 primarily reflects current tax benefit for the recognition of uncertain tax positions of $0.4 million and $0.7 million, respectively, due to the expiration of certain statutes of limitations and the favorable resolution of certain tax matters.   The Company anticipates reductions to the total amount of unrecognized tax benefits of an additional $0.3 million within the next twelve months due to expiring statutes of limitations.

The Company recognizes interest and penalties accrued related to the unrecognized tax benefits in the income tax provision.  The Company had approximately $0.3 million and $0.4 million of interest and penalties accrued at October 2, 2009 and December 31, 2008, respectively.

In September 2009, the Company was notified by the Internal Revenue Service (“IRS”) that it intended to examine its 2007 Federal tax return.  The Company has not received a Notice of Proposed Adjustments from the IRS, and a summary report related to the 2007 examination has not yet been issued.  The Company does not expect the 2007 examination to have any material effect on its unrecognized tax benefits, financial condition or results of operations.

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

C.           LaBour Pump Company, a former division of an inactive subsidiary of the Company, has been named as a defendant in approximately 400 of the New Jersey cases tendered by Sterling.  The Company has elected to defend these cases, the majority of which have been dismissed or settled for nominal sums.  There are approximately 100 cases which remain active as of October 2, 2009.

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

index

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

For all periods presented, information for the Maintenance Products Group excludes amounts related to the Contico Manufacturing, Ltd. (“CML”) and Metal Truck Box business units as these units are classified as discontinued operations as discussed further in Note 11.  The table below summarizes the key financial statement information (amounts in thousands):

			Three months ended		Nine months ended
			October 2,	September 30,	October 2,	September 30,
			2009	2008	2009	2008
Maintenance Products Group
Net external sales			$37,612	$44,364	$110,380	$131,189
Operating income (loss)			385	(2,330)	1,940	(5,585)
Operating margin (deficit)			1.0%	(5.3%)	1.8%	(4.3%)
Depreciation and amortization			1,645	2,101	5,008	6,142
Capital expenditures			1,117	2,188	1,537	5,122

Total
Net external sales	-	Segment	$37,612	$44,364	$110,380	$131,189
		Total	$37,612	$44,364	$110,380	$131,189

Operating income (loss)	-	Segment	$385	$(2,330)	$1,940	$(5,585)
	-	Unallocated corporate	(969)	(2,403)	(5,322)	(7,621)
	-	Severance, restructuring,
		and related charges	-	-	-	410
	-	Loss on sale or disposal
		of assets	(49)	(28)	(61)	(762)
		Total	$(633)	$(4,761)	$(3,443)	$(13,558)

Depreciation and amortization	-	Segment	$1,645	$2,101	$5,008	$6,142
	-	Unallocated corporate	19	14	55	67
		Total	$1,664	$2,115	$5,063	$6,209

Capital expenditures	-	Segment	$1,117	$2,188	$1,537	$5,122
		Total	$1,117	$2,188	$1,537	$5,122

			October 2,	December 31,
			2009	2008
Total assets	-	Segment	$67,442	$73,304
	-	Other [a]	1,200	1,200
	-	Unallocated corporate	2,308	2,791
		Total	$70,950	$77,295

[a]  Amount shown as “Other” represents the note receivable from the sale of the Metal Truck Box business unit.

index

Note 10.  SEVERANCE, RESTRUCTURING AND RELATED CHARGES

The Company previously approved a plan to consolidate the manufacturing facilities of its Glit business unit in order to implement a more competitive cost structure.  During the nine months ended September 30, 2008, the Company entered into an agreement with the lessor of its abandoned Washington, Georgia facility to cancel the Company’s future lease obligations upon a one-time payment.  As a result, the Company recognized $0.4 million in income for the reduction of the remaining balance of the non-cancelable lease liability.  Management believes that no further charges will be incurred for this activity.

In 2002, the Company committed to a plan to consolidate the manufacturing and distribution of the four Continental Commercial Products, LLC (“CCP”) facilities in the St. Louis, Missouri area.  Management believed that in order to implement a more competitive cost structure, the excess capacity at the four plastic molding facilities in this area would need to be eliminated.  This plan was completed by the end of 2003.  Management believes that no further charges will be incurred for this activity, except for potential adjustments to non-cancelable lease liabilities as actual activity compares to assumptions made.  Following is a rollforward of restructuring liabilities for the consolidation of St. Louis manufacturing/distribution facilities (amounts in thousands):

Contract
Termination
Costs
Restructuring liabilities at December 31, 2008	$569
Additions	-
Payments	(70)
Restructuring liabilities at October 2, 2009	$499

These amounts relate to non-cancelable lease liabilities for abandoned facilities, net of potential sub-lease revenue.  Total maximum potential amount of lease loss, excluding any sub-lease rentals, is $1.2 million as of October 2, 2009.  The Company has included $0.7 million as an offset for sub-lease rentals.  As of October 2, 2009, the Company does not anticipate any further significant severance, restructuring and other related charges in the upcoming year related to the plans discussed above.

The table below summarizes the future obligations for severance, restructuring and other related charges detailed above (amounts in thousands):

Maintenance
Products
Group
2009 (remainder)	118
2010	186
2011	195
$499

Note 11.  DISCONTINUED OPERATIONS

Certain of the Company’s former operations have been classified as discontinued operations as of and for the three and nine months ended September 30, 2008.  All of these dispositions occurred as a result of determinations by management and the Board of Directors that the businesses were not a core component of the Company’s long-term business strategy.  The proceeds from each disposition were used to pay off portions of the Company’s then outstanding debt.

On June 2, 2006, the Company sold certain assets of the Metal Truck Box business unit for gross proceeds of approximately $3.6 million, including a $1.2 million note receivable.  The note receivable is included in Other Assets in the Condensed Consolidated Balance Sheets.

On June 6, 2007, the Company sold the CML business unit for gross proceeds of approximately $10.6 million, including a receivable of $0.6 million associated with final working capital levels.  The Company recorded a gain of $0.1 million during the nine months ended September 30, 2008 in connection with the ultimate collection of the receivable.

On November 30, 2007, the Company sold the Woods Industries, Inc. (“Woods US”) and Woods Industries (Canada), Inc. (“Woods Canada”) business units for gross proceeds of approximately $50.7 million, including amounts placed into escrow of $7.7 million related to the filing and receipt of a foreign tax certificate and the sale of specific inventory.  During fiscal 2007 the Company recognized a gain on sale of discontinued businesses of $1.3 million in connection with this sale.  The gain in fiscal 2007 did not include $0.9 million of the $7.7 million in escrow as further steps were required to realize those funds.  During the three and nine months ended September 30, 2008, the Company received $0.3 million and $7.6 million, respectively, from escrow upon the receipt of the foreign tax certificate and sale of specific inventory.  Also during the three and nine months ended September 30, 2008, the Company recognized an additional $0.2 million and $0.9 million, respectively, of gain on sale of discontinued businesses of the $0.9 million in escrow not recognized at the time of sale.  Additionally, during the nine months ended September 30, 2008, the Company received and recognized $0.8 million in final working capital adjustment.  As of October 2, 2009 there were no amounts remaining in escrow.

index

The historical operating results of the discontinued business units have been segregated as discontinued operations on the Condensed Consolidated Statements of Operations.  Selected financial data for discontinued operations is summarized as follows (amounts in thousands):

	Three Months	Nine Months
	Ended September 30, 2008

Net sales	$-	$-
Pre-tax operating loss	$(6)	$(235)
Pre-tax gain on sale of discontinued operations	$190	$1,735

The loss from operations of discontinued businesses, as shown in the Condensed Consolidated Statements of Operations, includes a tax provision of $0.1 million and $0.5 million for the three and nine months ended September 30, 2008, respectively.

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

-
Unfavorable economic or business conditions, as well as our exposure to the credit risks of our customers and distributors, which may reduce our sales or make it difficult to collect accounts receivable.

index

-	Competition from foreign and domestic competitors.

-	The potential impact of higher interest rates on our debt outstanding under the Bank of America Credit Agreement.

-	Our inability to meet covenants associated with the Bank of America Credit Agreement.

-	Our inability to access funds under our current loan agreements given the current instability in the credit markets.

-	Our failure to identify, and promptly and effectively remediate, any material weaknesses or significant deficiencies in our internal controls over financial reporting.

-	The potential impact of rising costs for insurance for properties and various forms of liabilities.

-	The potential impact of changes in foreign currency exchange rates related to our Canadian operations.

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

RESULTS OF OPERATIONS

Three Months Ended October 2, 2009 versus Three Months Ended September 30, 2008

Net sales decreased 15.2% from $44.4 million during the three months ended September 30, 2008 to $37.6 million during the three months ended October 2, 2009.  Overall, this decline resulted from lower volumes across almost all of our business units driven by market softness, as well as our decision to exit certain unprofitable business lines.  Gross margin was 13.6% for the three months ended October 2, 2009, an increase of 7.1 percentage points from the same period a year ago.  Gross margin improvement was driven by improved factory productivity and cost controls.

Selling, general and administrative (“SG&A”) expenses were $5.7 million for the three months ended October 2, 2009, a $1.9 million reduction from the same period a year ago.  Prior year expenses included $0.2 million of costs related to the Company’s abandoned plan to deregister its common stock under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) and $0.2 million of accelerated depreciation expense on abandoned leasehold improvements.  Other favorable variances quarter over quarter included a $0.9 million reduction in salaries and related incentive accruals, a $0.3 million decrease in promotional expenses (catalogs, samples, etc.), $0.3 million of lower consulting and professional fees, and a $0.2 million reduction in commissions as related sales are down.  Partially offsetting these favorable variances were current quarter costs of $0.2 million associated with the transition and hiring of executive level personnel.

Other

Interest expense decreased by $0.1 million during the three months ended October 2, 2009 as compared to the three months ended September 30, 2008 due to lower interest rates and average borrowings.

With the sale of the Metal Truck Box, CML, Woods US, and Woods Canada business units in 2006 and 2007, all activity associated with these units is classified as discontinued operations.  Loss from operations, net of tax, for these business units was approximately $0.1 million for the three months ended September 30, 2008.  Gain on sale of discontinued businesses for the three months ended September 30, 2008 of $0.2 million represents the recognition of part of the escrow receivable from the sales of the Woods US and Woods Canada business units.

Overall, we reported a net loss of $0.8 million, or $0.10 per share, for the three months ended October 2, 2009, as compared to a net loss of $5.0 million, or $0.62 per share, for the same period of 2008.

index

Nine Months Ended October 2, 2009 versus Nine Months Ended September 30, 2008

Net sales decreased 15.9% from $131.2 million during the nine months ended September 30, 2008 to $110.4 million during the nine months ended October 2, 2009.  Overall, this decline resulted from lower volumes across almost all of our business units driven by market softness, as well as our decision to exit certain unprofitable business lines.  Gross margin was 14.9% for the nine months ended October 2, 2009, an increase of 7.9 percentage points from the same period a year ago.  Gross margin improvement was driven by improved factory productivity and cost controls as well as a favorable year over year variance in our LIFO adjustment of $2.8 million resulting from a decrease in resin costs and lower inventory levels.

SG&A expenses decreased $2.6 million from the nine months ended September 30, 2008 to $19.8 million for the nine months ended October 2, 2009.  Prior year expenses included a net charge of $0.9 million associated with the transition and hiring of our CEO and forfeiture of stock options by our former CEO and $0.5 million of accelerated depreciation expense on abandoned leasehold improvements.  Other favorable variances year over year included a $0.5 million reduction in commissions, a $0.5 million decrease in promotional expenses (catalogs, samples, etc.), $0.5 million of lower consulting and professional fees, a $0.4 million reduction in salaries and related incentive accruals, a $0.4 million reduction in expense related to environmental liability accruals, $0.4 million less expense related to self-insurance programs, a $0.1 million reduction of costs related to the Company’s abandoned plan to deregister its common stock under the Exchange Act, and a $0.1 million reduction in bad debt expense.  Partially offsetting these favorable variances were current year expenses of $1.6 million associated with the transition and hiring of executive level personnel and $0.1 million additional stock option expense.

Other

Interest expense decreased by $0.4 million during the nine months ended October 2, 2009 as compared to the nine months ended September 30, 2008 due to lower interest rates and average borrowings.

The income tax benefit for the nine months ended October 2, 2009 reflects a benefit for the recognition of uncertain tax positions of $0.4 million as the statutes of limitations on certain tax years expired.  The income tax benefit for the nine months ended September 30, 2008 reflects a benefit for the recognition of uncertain tax positions of $0.7 million, as well as a benefit of $0.5 million which offsets a tax provision reflected under discontinued operations for domestic income taxes.

Loss from operations, net of tax, for business units classified as discontinued operations due to their dispositions in 2006 and 2007 as described above was approximately $0.7 million for the nine months ended September 30, 2008.  Gain on sale of discontinued businesses for the nine months ended September 30, 2008 of $1.7 million includes a gain recorded for the finalization and receipt of the working capital adjustments associated with the CML business unit, as well as the receipt of the working capital adjustment and recognition of part of the escrow receivable from the sales of the Woods US and Woods Canada business units.

Overall, we reported a net loss of $3.8 million, or $0.47 per share, for the nine months ended October 2, 2009, as compared to a net loss of $12.6 million, or $1.58 per share, for the same period of 2008.

LIQUIDITY AND CAPITAL RESOURCES

We require funding for working capital needs and capital expenditures.  We believe that our cash flow from operations and the use of available borrowings under the Bank of America Credit Agreement (as defined below) provide sufficient liquidity for our operations going forward.  As of October 2, 2009, we had cash of $0.9 million as compared to cash of $0.7 million at December 31, 2008.  As of October 2, 2009, we had outstanding borrowings of $17.2 million (52% of total capitalization) under the Bank of America Credit Agreement.  Our unused borrowing availability at October 2, 2009 on the Revolving Credit Facility (as defined below) was $2.2 million after the $5.0 million minimum availability requirement discussed below.  As of December 31, 2008, we had outstanding borrowings of $17.5 million (48% of total capitalization) with unused borrowing availability of $2.9 million after the $5.0 million minimum availability requirement.

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

index

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

The Company’s borrowing base under the Bank of America Credit Agreement is determined by eligible inventory and accounts receivable, amounting to $20.4 million at October 2, 2009, and is reduced by the outstanding amount of standby and commercial letters of credit.  The Bank of America Credit Agreement requires the Company to maintain a minimum level of availability such that its eligible collateral must exceed the sum of its outstanding borrowings under the Revolving Credit Facility and letters of credit by at least $5.0 million.  Currently, the Company’s largest letters of credit relate to its casualty insurance programs. At October 2, 2009, total outstanding letters of credit were $3.3 million.  In addition, the Bank of America Credit Agreement prohibits the Company from paying dividends on its securities, other than dividends paid solely in securities.

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

All of the debt under the Bank of America Credit Agreement is re-priced to current rates at frequent intervals.  Therefore, its fair value approximates its carrying value at October 2, 2009.  The Company had amortization of debt issuance costs, included within interest expense, of $0.1 million and $0.3 million for the three and nine months ended October 2, 2009, respectively, and $0.1 million and $0.3 million for the three and nine months September 30, 2008, respectively.

The Revolving Credit Facility under the Bank of America Credit Agreement requires lockbox agreements which provide for all Company receipts to be swept daily to reduce borrowings outstanding.  These agreements, combined with the existence of a material adverse effect (“MAE”) clause in the Bank of America Credit Agreement, result in the Revolving Credit Facility being classified as a current liability.  The Company does not expect to repay, or be required to repay, within one year, the balance of the Revolving Credit Facility, which has a final expiration date of November 30, 2010.  The MAE clause, which is a fairly common requirement in commercial credit agreements, allows the lender to require the loan to become due if it determines there has been a material adverse effect on the Company’s operations, business, properties, assets, liabilities, condition, or prospects.  The classification of the Revolving Credit Facility as a current liability is a result only of the combination of the lockbox agreements and the MAE clause.

Cash Flow

Cash provided by operating activities before changes in operating assets and liabilities and discontinued operations was $2.0 million in the first nine months of 2009 as compared to cash used of $6.6 million in the same period of 2008.  This variance was a result of a $8.8 million reduction in net loss from continuing operations year over year, offset partially by a lower level of non-cash addbacks, such as loss on sale or disposal of assets, in the current quarter.  Changes in operating assets and liabilities provided $1.5 million in the first nine months of 2009 as well as the same period of 2008.  As of October 2, 2009 we were turning our inventory at 4.7 times per year as compared to 4.3 times per year as of September 30, 2008.

Capital expenditures from continuing operations totaled $1.5 million and $5.1 million for the nine months ended October 2, 2009 and September 30, 2008, respectively.  The 2008 amounts include capital spending to rebuild manufacturing lines at our Bridgeton, Missouri location.  Cash provided by discontinued operations in the first nine months of 2008 consisted of proceeds from receivables from the 2007 sales of the Woods US, Woods Canada and CML business units.

Cash flows used in financing activities in the first nine months of 2009 reflect a $0.5 million decrease in our debt levels since December 31, 2008.

OFF-BALANCE SHEET ARRANGEMENTS

As of October 2, 2009, the Company had no off-balance sheet arrangements.

index

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

CRITICAL ACCOUNTING POLICIES

       We disclosed details regarding certain of our critical accounting policies in the Management’s Discussion and Analysis section of our Annual Report on Form 10-K for the year ended December 31, 2008 (Part II, Item 7).  There have been no changes to these policies as of October 2, 2009.

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

Changes in Internal Control over Financial Reporting

There have been no changes in Katy’s internal control over financial reporting during the quarter ended October 2, 2009 that have materially affected, or are reasonably likely to materially affect, Katy’s internal control over financial reporting.

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

KATY INDUSTRIES, INC.
Registrant

DATE: November 13, 2009                                                                                                                   By /s/ David J. Feldman
                          David J. Feldman
                          President and Chief Executive Officer

                                  By /s/ James W. Shaffer
                          James W. Shaffer
                          Vice President, Treasurer and Chief Financial Officer