Form 10-K
KATY INDUSTRIES INC
filed 2010-03-25
CIK 54681

United States
Securities and Exchange Commission
Washington, D.C.  20549

FORM 10-K
[X]     Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2009
OR
[  ]Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 1-5558

Katy Industries, Inc.
(Exact name of registrant as specified in its charter)

Delaware	(a)	75-1277589
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

305 Rock Industrial Park Drive, Bridgeton, Missouri  63044
         (Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code: (314) 656-4321

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

(Title of class)
Common Stock, $1.00 par value

    Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐	No ☒

    Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐	No ☒

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒	No ☐

    Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐	No ☐

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  x

    Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐	No ☒

    The aggregate market value of the voting common stock held by non-affiliates of the registrant based upon its closing transaction price on the OTC Bulletin Board on July 3, 2009 was $6,677,395*.

    As of February 26, 2010, 7,951,176 shares of common stock, $1.00 par value, were outstanding, the only class of the registrant's common stock.

* Calculated by excluding all shares held by executive officers and directors of the registrant without conceding that all such persons are “affiliates” of the registrant for purposes of federal securities laws.

DOCUMENTS INCORPORATED BY REFERENCE

The information required to be furnished pursuant to Part III of this Form 10-K is set forth in, and is hereby incorporated by reference herein from, the registrant’s definitive proxy statement for the 2010 annual meeting of stockholders (the “2010 Proxy Statement”) to be filed by the registrant with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the fiscal year ended December 31, 2009.  With the exception of the sections of the 2010 Proxy Statement specifically incorporated herein by reference, the 2010 Proxy Statement is not deemed to be filed as part of this Form 10-K.

index

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

Item 1.  BUSINESS

Katy Industries, Inc. (“Katy” or the “Company”) was organized as a Delaware corporation in 1967.  We are a manufacturer, importer and distributor of commercial cleaning and storage products.  Our business units operate within a framework of policies and goals aligned under a corporate group.  Katy’s corporate group is responsible for overall planning, sales management, financial management, human resource management, acquisitions, dispositions, and other related administrative matters.

Operations

                Our commercial cleaning products are sold primarily to janitorial/sanitary and foodservice distributors that supply end users such as restaurants, hotels, healthcare facilities and schools.  Our storage products are primarily sold through major home improvement and mass market retail outlets.  Net sales and operating loss for the Company during 2009 were $141.2 million and $6.2 million, respectively.  Total assets for the Company were $66.4 million at December 31, 2009.  Continental Commercial Products, LLC (“CCP”) was created mainly for the purpose of simplifying our business transactions and improving our customer relationships by allowing customers to order products from various CCP business units on one purchase order.  CCP includes as divisions all of our business units.  CCP is headquartered in Bridgeton, Missouri near St. Louis and has additional operations in California, Georgia and Canada.  Our business units are:

The Continental business unit is a plastics manufacturer and an importer and distributor of products for the commercial janitorial/sanitary maintenance and food service markets.  Continental products include commercial waste receptacles, buckets, mop wringers, janitorial carts, and other products designed for commercial cleaning and food service.  Continental products are sold under the following brand names: Continental®, Kleen Aire®, Huskee®, SuperKan®, King Kan®, Unibody®, and Tilt-N-Wheel®.

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

The Container business unit is a plastics manufacturer and distributor of industrial storage drums and pails for commercial and industrial use.  Products are sold under the Contico® and Contico Container™ brand names.

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

index

The Glit business unit is a manufacturer and distributor of non-woven abrasive products for commercial and industrial use and also supplies materials to various OEMs.  Glit products include floor maintenance pads, hand pads, scouring pads, specialty abrasives for cleaning and finishing and roof ventilation products.  These products are sold primarily in the commercial sanitary maintenance, food service and construction markets under the following brand names: Glit®, Kleenfast®, Glit/Microtron®, Fiber Naturals®, Big Boss II®, Blue Ice®, Brillo®, BAB-O®, Old Dutch® and Twister™.  Old Dutch® is a registered trademark used under license from Dial Brands, Inc. and BAB-O® is a registered trademark used under license from Fitzpatrick Bros., Inc.  Twister™ is a trademark of HTC Industries, Inc.

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

We have restructured many of our operations in order to maintain what we believe is a low cost structure, which is essential for us to be competitive in the markets we serve.  These restructuring efforts include consolidation of facilities, headcount reductions, and evaluation of sourcing strategies to determine the lowest cost method for obtaining finished product.  Costs associated with these efforts include expenses for non-cancelable leases at facilities that have been abandoned, severance and other employee termination and exit costs that may be incurred not only with consolidation of facilities, but potentially the complete shut down of certain manufacturing and distribution operations.  Additional details regarding severance, restructuring and related charges can be found in Note 16 to the Consolidated Financial Statements included in Part II, Item 8.

               See Licenses, Patents and Trademarks below for further discussion regarding the trademarks used by Katy companies.

Markets and Competition

We market a variety of commercial cleaning products and supplies to the commercial janitorial/sanitary maintenance and foodservice markets.  Sales and marketing of these products are handled through a combination of direct sales personnel, manufacturers’ sales representatives, and wholesale distributors.  The commercial distribution channels for our commercial cleaning products are highly fragmented, resulting in a large number of small customers, mainly distributors of janitorial cleaning products.  We also market our products to the construction, packaging and filler market (our pails), and the industrial market (our resin fiber disks).  We do not have one single customer that comprises greater than ten percent of consolidated net sales.

The markets for these products are highly competitive.  Competition is based primarily on price, the ability to provide superior customer service and on-time product delivery.  Other competitive factors include brand recognition, product design, quality and performance of the product.  We compete for market share with a number of different competitors depending upon the specific market place.  In large part, our competition is unique in each product line.  We believe that we have established long standing relationships with our major customers based on quality products and service, and our ability to offer a complete line of products.  While each product line is marketed under a different brand name most are sold as complementary products.  We also continue to strive to be a low cost producer in all our markets; however, our ability to remain a low cost producer in the industry is highly dependent on the price of our raw materials, primarily resin (see discussion below).  Being a low cost producer is also dependent upon our ability to reduce and subsequently control our cost structure, which has benefited from our recent restructuring efforts.

                We market branded plastic home storage units to mass merchant retailers in the U.S. and Canada.  Sales and marketing of these products are generally handled by direct sales personnel and external representative groups.  The consumer distribution channels for these products, especially the in-home products, are highly concentrated, with several large mass merchant retailers representing a very significant portion of the customer base.  We compete with a limited number of large companies that offer a broad array of products and many small companies with niche offerings.  With few consumer storage products enjoying patent protection, the primary basis for competition is price.  Therefore, efficient manufacturing and distribution capability is critical to success.  Ultimately, our ability to remain competitive in these consumer markets is dependent upon our position as a low cost producer.  Our ability to become a low cost producer in the industry is highly dependent on the price of our raw materials, primarily thermoplastic resin (see discussion below).  Being a low cost producer is also dependent upon our ability to reduce and subsequently control our cost structure, which has benefited from our recent restructuring efforts.  Our restructuring efforts have included consolidation of facilities and headcount reductions.

index

Raw Materials

                Our operations did not experience significant difficulties in obtaining raw materials, fuels, parts or supplies for their activities during the year ended December 31, 2009, but no prediction can be made as to possible future supply problems or production disruptions resulting from possible shortages.  We are also subject to uncertainties involving labor relations issues at entities involved in our supply chain, both at suppliers and in the transportation and shipping area.  Our Continental, Container and Contico business units (and some others to a lesser extent) use polyethylene, polypropylene and other thermoplastic resins as raw materials in a substantial portion of their plastic products.  After substantial increases through the first ten months of 2008, prices of plastic resins fell dramatically at the end of 2008 as world demand fell and suppliers sold off excess inventories.  Prices increased somewhat in the first quarter of 2009, followed by moderate price increases for polyethylene and substantial price increases for polypropylene during the balance of 2009.  The higher polypropylene costs were due to high export demand, low inventories at the producer level, and low production of propylene monomer, which is the primary raw material in the production of polypropylene.  Prices of both polyethylene and polypropylene have continued to rise during the first quarter of 2010.  We have not employed an active hedging program related to our commodity price risk, but have employed other strategies for managing this risk, including contracting for a certain percentage of resin needs through supply agreements and opportunistic spot purchases.  We were able to reduce the impact of some of these increases through supply contracts, opportunistic buying, vendor negotiations and other measures.  In addition, some price increases were implemented when possible; however, in a climate of rising raw material costs (especially in the last three years), we experience difficulty in raising prices to shift these higher costs to our consumer customers for our plastic products.  We cannot predict the direction our raw material prices will take during 2010 and beyond.

Employees

               As of December 31, 2009, we employed 639 people, of which 175 were members of various labor unions.  Our labor relations are generally satisfactory and there have been no strikes in recent years.  In January 2010, one of our union contracts covering 37 employees expired.  We are still in negotiations with the union regarding the contract renewal; however, the contract has been mutually extended during this process.  Our only other union contract, covering 138 employees, will expire in December 2010.

Regulatory and Environmental Matters

Our operations are subject to various laws and regulations relating to workplace safety and the environment.  Compliance with laws regulating the discharge of materials into the environment or otherwise relating to the protection of the environment has historically had a material effect on our capital expenditures and earnings.  See Note 15 to the Consolidated Financial Statements in Part II, Item 8.

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

Discontinued Operations

Over the past several years, we identified and sold certain business units that we considered non-core to the future operations of the Company.  In 2007 we sold the Electrical Products Group, which was comprised of the Woods Industries, Inc. (“Woods US”) and Woods Industries (Canada), Inc. (“Woods Canada”) business units.  The Electrical Products Group’s principal business was the design and distribution of consumer electrical corded products, which were sold principally to national home improvement and mass merchant retailers in the United States and Canada.  The Electrical Products Group was sold for gross proceeds of approximately $50.7 million, including amounts placed into escrow of $7.7 million related to the filing and receipt of a foreign tax certificate and the sale of specific inventory.  During fiscal 2007 we recognized a gain on sale of discontinued businesses of $1.3 million in connection with this sale.  The gain in fiscal 2007 did not include $0.9 million of the $7.7 million in escrow as further steps were required to realize those funds.  During the year ended December 31, 2008 we received $7.7 million from escrow upon the receipt of the foreign tax certificate and sale of specific inventory.  As a result, we recognized an additional $0.9 million of gain on sale of discontinued businesses representing the amount in escrow not recognized at the time of sale.  Also during the year ended December 31, 2008 we received and recognized $0.8 million for the final working capital adjustment.  As of December 31, 2009 there were no amounts remaining in escrow.

In 2007 we sold the Contico Manufacturing, Ltd. (“CML”) business unit, a distributor of a wide range of cleaning equipment, storage solutions and washroom dispensers for the commercial and sanitary maintenance and food service markets primarily in the U.K., for gross proceeds of approximately $10.6 million, including a receivable of $0.6 million associated with final working capital levels.  We recorded a gain of $0.1 million during 2008 in connection with the ultimate collection of the receivable.

In 2006 we sold certain assets of the Metal Truck Box business unit, a manufacturer and distributor of aluminum and steel automotive storage products located in Winters, Texas, for gross proceeds of approximately $3.6 million, including a note receivable of $1.2 million.  The note receivable is included in Other Assets on the Consolidated Balance Sheets.

index

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

We may not be able to refinance, extend or repay our indebtedness, which could have a material adverse affect on our business, financial condition, results of operations and common stock price.

As of December 31, 2009, we had $15.8 million of indebtedness outstanding under our Bank of America Credit Agreement, which will mature on November 30, 2010.  The Bank of America Credit Agreement is an asset-based lending agreement.  We will need to refinance a significant portion of this indebtedness.  There can be no assurance that we will be able to refinance or extend this debt on commercially reasonable terms or at all.  During the third quarter of 2008, the global credit markets suffered a significant contraction, including the failure of some large financial institutions.  This resulted in a significant disruption in the credit markets and the overall availability of credit.  Market disruptions, such as those experienced in 2008 and 2009, may increase the cost of borrowing or adversely affect our ability to refinance debt obligations as they become due.  If we are unable to refinance our indebtedness, or if short-term or long-term borrowing costs dramatically increase, our ability to finance current operations and meet our short-term and long-term obligations could be adversely affected.

The ongoing downturn in the general economy and the real estate market has negatively impacted the appraised value of certain of our assets and could negatively impact our ability to refinance our outstanding indebtedness.

The Bank of America Credit Agreement is an asset-based lending agreement.  The Company expects that the refinance of this agreement, which matures on November 30, 2010, will be through an asset-based lending agreement.  Our access to credit is therefore partially based on the appraised value of our assets.  In 2010, independent appraisals indicated that the market value of certain of our assets had declined as a result of the economic downturn and the declining real estate market in the United States.  Any further declines in the appraised values of our assets could impact our ability to obtain the financing necessary to operate our business and to refinance our outstanding indebtedness as it becomes due.

index

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

Our reliance on suppliers and commodity markets to secure thermoplastic resins and other raw materials used in our products exposes us to volatility in the availability of raw materials.  In some instances, we depend upon a single source of supply or participate in commodity markets that may be subject to allocations by suppliers.  There is no assurance that we could obtain the required raw materials from other sources on as favorable terms.  As a result, any significant delay in or disruption of the supply of our raw materials or commodities could have an adverse affect on our ability to meet our commitments to our customers, substantially increase our cost of materials, require product reformulation or require qualification of new suppliers, any of which could materially adversely affect our business, results of operations or financial condition.  We believe that our supply management practices are based on an appropriate balancing of the foreseeable risks and the costs of alternative practices and, although we do not anticipate any loss of our supply sources, the unavailability of some raw materials, should it occur, may have an adverse effect on our results of operations and financial condition.

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

index

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

During the past several years, we have consolidated several of our manufacturing, distribution and office facilities.  The success of these consolidations and any future acquisitions will depend on our ability to integrate assets and personnel, apply our internal control processes to these businesses, and cooperate with our strategic partners.  We may encounter difficulties in integrating business units acquired in the future with our operations and in managing strategic investments.  Furthermore, we may not realize the degree or timing of benefits we anticipate when we first entered into these organizational changes.  Any of the foregoing could adversely affect our business and results of operations.

Our inability to implement our strategy of continuously improving our productivity and streamlining our operations could have an adverse effect on our financial condition and results of operations.

During the past several years, we have restructured many of our operations in order to maintain a low cost structure, which is essential for us to be competitive in the markets we serve.  We must continuously improve our manufacturing efficiencies by the use of Lean Manufacturing and other methods in order to reduce our overhead structure.  In addition, in the future we will need to develop additional efficiencies within the sourcing/purchasing and administration areas of our operations.  The plans and programs we may implement in the future for the purpose of improving efficiencies may not be completed substantially as planned, may be more costly to implement than expected and may not have the positive profit-enhancing impact anticipated.  In the event we are unable to continue to improve our productivity and streamline our operations, our financial condition and results of operations may be harmed.  In addition, over the past three years we identified and sold certain business assets that we considered non-core to our future operations for the purpose of improving our financial condition.  There is no assurance that the sale of the assets will lead to increased profitability and our strategy of divestiture of non-core assets may not be successful in the long-term.

An increase in interest rates may negatively impact our operating results.

As of December 31, 2009 all of our outstanding debt was subject to variable interest rates.  An increase in interest rates may have a material adverse effect on our financial condition and results of operations.

The cost of servicing our debt on which we are required to make interest and principal payments may adversely affect our liquidity and financial condition, limit our ability to grow and compete, and prevent us from fulfilling our obligations under our indebtedness.

As of December 31, 2009, we had $15.8 million of debt outstanding.  Subject to limits contained in the agreements governing our outstanding debt, we may incur additional debt in the future.  Our indebtedness places significant demands on our cash resources, which may:

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

index

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

The failure to comply with the covenants contained in our debt agreements could subject us to default remedies, including the acceleration of all or a substantial portion of our existing indebtedness.  As of December 31, 2009, we were in compliance with all such covenants.  If we were to breach any of our debt covenants and did not cure the breach within any applicable cure period, our lender could require us to repay the debt immediately, and, if the debt is secured, could immediately begin proceedings to take possession of the property securing the loan.  Our debt arrangements contain cross-default provisions, which means that the lender under those debt arrangements can place us in default and require immediate repayment of its debt if we breach and fail to cure a covenant under certain of our other debt obligations.  As a result, any default under our debt covenants could have an adverse effect on our financial condition, our results of operations, our ability to meet our obligations and the market value of our shares.

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

At December 31, 2009, we employed 639 persons in our various businesses, of which approximately 27% were subject to collective bargaining or similar arrangements.  As a result, we are subject to the risk of work stoppages and other labor-relations matters.  These collective bargaining agreements expire at various times.  In January 2010, one of our union contracts covering 37 employees expired.  We are still in negotiations with the union regarding the contract renewal; however, the contract has been mutually extended during this process.  Our only other union contract, covering 138 employees, will expire in December 2010.

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

index

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

Failure to maintain effective internal control over financial reporting could have a material adverse effect on our business, results of operations, financial condition and stock price.

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

index

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

Our continued success in our business is based upon many factors, including but not limited to, the expansion of our customer base, the enhancement of the products we offer existing customers, aggressive sales and marketing efforts, effective cost containment and capital investment measures, and a strong strategic vision.  Achievement of this success will require effective management both in headquarters and in business unit operations.  During fiscal 2008 and 2009, we had a high level of turnover in our management positions.  Any inability to effectively manage our existing business and our future growth may harm our business, results of operations, and financial condition.

Item 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

index

Item 2.  PROPERTIES

As of December 31, 2009, our total building floor area owned or leased was 1,654,000 square feet, of which 185,000 square feet were owned and 1,469,000 square feet were leased.  The following table shows a summary by location of our principal facilities including the nature of the facility and the related business unit.

Location	Facility	Business Unit

UNITED STATES
California
Norwalk	Office, Manufacturing, Distribution	Continental, Contico, Container
Chino	Distribution	Continental, Contico, Glit, Wilen, Disco

Georgia
Atlanta	Office, Manufacturing, Distribution	Wilen
McDonough	Office, Manufacturing, Distribution	Glit, Wilen, Disco
Wrens*	Office, Manufacturing, Distribution	Glit

Missouri
Bridgeton	Office, Manufacturing, Distribution	Continental, Contico, Corporate
Hazelwood	Manufacturing	Contico

CANADA
Ontario
Toronto	Office, Manufacturing, Distribution	Gemtex

*              Office/manufacturing facility is owned.

We believe that our current facilities have been adequately maintained, generally are in good condition, and are suitable and adequate to meet our needs in our existing markets for the foreseeable future.

Item 3.  LEGAL PROCEEDINGS

Information regarding legal proceedings is included in Note 15 to the Consolidated Financial Statements in Part II, Item 8 and is incorporated by reference herein.

Item 4.  (REMOVED AND RESERVED)

index

PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the OTC Bulletin Board system (“OTCBB”) under the symbol “KATY.”  The following table sets forth high and low sales prices for the common stock as reported on the OTCBB.  Reported prices from the OTCBB reflect inter-dealer prices, without retail mark-up, mark-down or commission and thus may not necessarily represent actual transactions.

Period	High	Low

2008
First Quarter	$2.20	$0.85
Second Quarter	1.95	0.85
Third Quarter	1.75	0.80
Fourth Quarter	1.44	0.70

2009
First Quarter	$1.25	$0.29
Second Quarter	1.38	0.35
Third Quarter	1.75	0.84
Fourth Quarter	1.80	1.05

As of February 26, 2010, there were 534 holders of record of our common stock, in addition to approximately 600 holders in street name, and there were 7,951,176 shares of common stock outstanding.

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

Equity Compensation Plan Information

Information regarding securities authorized for issuance under the Company’s equity compensation plans as of December 31, 2009 is set forth in Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

index

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

-	Competition from foreign and domestic competitors.

-	The potential impact of rising interest rates on our debt outstanding under the Bank of America Credit Agreement.

-	Our inability to meet covenants associated with the Bank of America Credit Agreement.

-	Our inability to access funds under our current loan agreements or refinance our loan agreements given the current instability in the credit markets.

-	Our failure to identify, and promptly and effectively remediate, any material weaknesses or significant deficiencies in our internal controls over financial reporting.

-	The potential impact of rising costs for insurance for properties and various forms of liabilities.

-	The potential impact of changes in foreign currency exchange rates related to our Canadian operations.

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

                Over the past few years, our management has been focused on a number of restructuring and cost reduction initiatives, including the consolidation of facilities, divestiture of non-core operations, selling, general and administrative cost rationalization and organizational changes.  We have and expect to continue to benefit from various profit enhancing strategies such as process improvements, value engineering products and improved sourcing/purchasing.

End-user demand for our products has historically been stable and recurring.  Due to the current economic environment, the need for our products has been reduced along with the reduction in overall economic activity.  Since our janitorial/sanitary products are used for cleaning buildings and office space as well as general cleaning, as vacancies increase the demand for our products will be reduced.  As all customers have been impacted through the reduction of available credit lines, our distributors/wholesale retailers have reduced their overall investment in inventories.  Both of these occurrences have caused a shrinkage of available business.

Our core cleaning product sales tend to move in tandem with the rate of growth in U.S. gross domestic product (“GDP”).  As more industries emphasize both sanitary standards and environmentally friendly solutions, we expect our revenues to benefit.  Demand for consumer plastic storage products is closely linked to “value” items and the ability to pass on raw material increases has been a significant challenge. End-users are sensitive to the price/value relationship more than brand-name and are seeking alternative solutions when the price/value relationship does not meet their expectations.

Key elements in achieving profitability include 1) improving a low cost structure, from a production, distribution and administrative standpoint, 2) providing outstanding customer service and 3) containing raw material costs (especially plastic resins) or raising prices to shift these higher costs to our customers for our plastic products.  In addition to continually striving to reduce our cost structure, we are seeking to offset pricing challenges by developing new products, as new products or beneficial modifications of existing products increase demand from our customers, provide novelty to the consumer, and offer an opportunity for favorable pricing from customers.  Retention of customers, or more specifically, product lines with those customers, is also very important in the mass merchant retail area, given the size of these national accounts.

index

	Years Ended December 31,
	2009		2008
	(Amounts in Millions, except per share data and percentages)
	$	% to Sales	$	% to Sales
Net sales	$141.2	100.0	$167.8	100.0
Cost of goods sold	121.2	85.8	155.7	92.8
Gross profit	20.0	14.2	12.1	7.2
Selling, general and administrative expenses	25.9	18.3	29.0	17.2
Impairment of long-lived assets	0.1	0.1	-	-
Severance, restructuring and related charges	0.1	0.1	(0.4)	(0.2)
Loss on sale or disposal of assets	0.1	0.1	1.0	0.6
Operating loss	(6.2)	(4.4)	(17.5)	(10.4)

Interest expense	(1.1)		(1.7)
Other, net	0.7		0.5

Loss from continuing operations before income tax benefit (provision)	(6.6)		(18.7)
Income tax benefit (provision) from continuing operations	0.5		(0.1)

Loss from continuing operations	(6.1)		(18.8)
Income from operations of discontinued businesses (net of tax)	-		0.6
Gain on sale of discontinued businesses (net of tax)	-		1.7

Net loss	$(6.1)		$(16.5)

Loss per share of common stock - Basic and diluted

Loss from continuing operations	$(0.77)		$(2.36)
Discontinued operations	-		0.29

Net loss	$(0.77)		$(2.07)

RESULTS OF OPERATIONS - 2009 COMPARED TO 2008

Net sales decreased 15.9% from $167.8 million during the year ended December 31, 2008 to $141.2 million during the year ended December 31, 2009.  Overall, this decline resulted from lower volumes across almost all of our business units driven by market softness, as well as our decision to exit certain unprofitable business lines.  Gross margin was 14.2% for the year ended December 31, 2009, an increase of 7.0 percentage points from the prior year.  The increase in gross margin resulted from improved factory productivity and cost controls as well as a favorable year over year variance in our LIFO adjustment of $1.1 million resulting from a decrease in resin costs and lower inventory levels.

Selling, general & administrative (“SG&A”) expenses decreased 10.5% from the year ended December 31, 2008 to $25.9 million for the year ended December 31, 2009 due to the following variances:

•
$0.9 million decrease associated with the transition and hiring of our CEO and forfeiture of stock options by our former CEO in 2008, offset by a $1.3 million increase associated with the transition and hiring of executive level personnel other than our CEO ($0.7 million in 2008 and $2.0 million in 2009);

•	$0.7 million decrease in consulting and professional fees;
•	$0.6 million decrease in commissions as related sales are down;
•	$0.6 million decrease in promotional expenses (catalogs, samples, etc.) and product development;
•	$0.5 million decrease from accelerated depreciation expense on abandoned leasehold improvements in 2008;
•	$0.3 million reduction in costs related to our plan to deregister our common stock under the Securities and Exchange Act of 1934, as amended, which was subsequently abandoned; and
•
$1.2 million decrease in salaries and related incentive accruals, adjustments to self-insurance and environmental liability accruals and bad debt expense, partially offset by a $0.5 million increase in stock-based compensation and franchise tax expense.

See Note 4 to the Consolidated Financial Statements in Part II, Item 8 for discussion on impairment of long-lived assets.

index

See Note 16 to the Consolidated Financial Statements in Part II, Item 8 for discussion on severance, restructuring and related charges.

Interest expense decreased by $0.6 million in 2009 compared to 2008 as a result of lower interest rates and average borrowings.

Other income in 2009 consists of $0.4 million in proceeds from an insurance claim, $0.1 million in proceeds from the sale of property from one of our non-operating subsidiaries, $0.1 million in interest income, and a $0.1 million gain on foreign exchange.  See Note 2 to the Consolidated Financial Statements in Part II, Item 8 for further discussion on the insurance claim proceeds.  Other income in 2008 consists of a $0.7 million gain on litigation settlements and $0.1 million in interest income, partially offset by a $0.2 million loss on foreign exchange and a $0.1 million non-operating business loss.

The income tax benefit for the year ended December 31, 2009 reflects a benefit for the recognition of uncertain tax positions of $0.4 million as the statutes of limitations on certain tax years expired.  We recorded an income tax provision from continuing operations of $0.1 million in 2008, as benefits recognized from our pre-tax loss from continuing operations and the reduction in liabilities related to uncertain tax positions were more than offset by an increase in the valuation allowance for our deferred tax assets and liabilities.

With the sale of the CML, Woods US, and Woods Canada business units in 2007, all activity associated with these units has been classified as discontinued operations.  Income from operations, net of tax, for these business units was approximately $0.6 million in 2008.  Gain on sale of discontinued businesses in 2008 of $1.7 million includes a gain recorded for the finalization and receipt of the working capital adjustment associated with the CML business unit, as well as the receipt of the working capital adjustment and recognition of part of the escrow receivable from the sales of the Woods US and Woods Canada business units.

Overall, we reported a net loss of $6.1 million, or $0.77 per share, for the year ended December 31, 2009, as compared to a net loss of $16.5 million, or $2.07 per share, in the same period of 2008.

LIQUIDITY AND CAPITAL RESOURCES

We require funding for working capital needs and capital expenditures.  We believe that our cash flow from operations and the use of available borrowings under the Bank of America Credit Agreement (as defined below) provide sufficient liquidity for our operations going forward.  As of December 31, 2009, we had cash of $0.7 million.  Also as of December 31, 2009, we had outstanding borrowings of $15.8 million (54% of total capitalization) under the Bank of America Credit Agreement, which matures on November 30, 2010.  Our unused borrowing availability at December 31, 2009 on the Revolving Credit Facility (as defined below) was $1.3 million after the $5.0 million minimum availability requirement discussed below.  As of December 31, 2008, we had outstanding borrowings of $17.5 million (48% of total capitalization) with unused borrowing availability of $2.9 million after the $5.0 million minimum availability requirement.

Bank of America Credit Agreement

On November 30, 2007, the Company entered into the Second Amended and Restated Credit Agreement with Bank of America (the “Bank of America Credit Agreement”).  The Bank of America Credit Agreement is a $50.6 million credit facility with a $10.6 million term loan (“Term Loan”) and a $40.0 million revolving loan (“Revolving Credit Facility”), including a $10.0 million sub-limit for letters of credit.  The Bank of America Credit Agreement is an asset-based lending agreement involving one bank.

The annual amortization on the Term Loan, paid quarterly, is $1.5 million with final payment of $5.8 million due November 30, 2010.  At December 31, 2009 the balance of the Term Loan was $6.9 million and was classified as current.  The Term Loan is collateralized by the Company’s property, plant and equipment.  The Revolving Credit Facility matures on November 30, 2010 and all extensions of credit are collateralized by a first priority security interest in and lien upon the capital stock of each material domestic subsidiary of the Company (65% of the capital stock of certain foreign subsidiaries of the Company), and all present and future assets and properties of the Company.

The Company’s borrowing base under the Bank of America Credit Agreement is determined by eligible inventory and accounts receivable, amounting to $18.4 million at December 31, 2009, and is reduced by the outstanding amount of standby and commercial letters of credit.  The Bank of America Credit Agreement requires the Company to maintain a minimum level of availability such that its eligible collateral must exceed the sum of its outstanding borrowings under the Revolving Credit Facility and letters of credit by at least $5.0 million.  Currently, the Company’s largest letters of credit relate to its casualty insurance programs. At December 31, 2009, total outstanding letters of credit were $3.2 million.  In addition, the Bank of America Credit Agreement prohibits the Company from paying dividends on its securities, other than dividends paid solely in securities.

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

All of the debt under the Bank of America Credit Agreement is re-priced to current rates at frequent intervals.  Therefore, its fair value approximates its carrying value at December 31, 2009.  For both years ended December 31, 2009 and 2008, the Company had amortization of debt issuance costs, included within interest expense, of $0.4 million.

The Revolving Credit Facility under the Bank of America Credit Agreement requires lockbox agreements which provide for all Company receipts to be swept daily to reduce borrowings outstanding.  These agreements, combined with the existence of a material adverse effect (“MAE”) clause in the Bank of America Credit Agreement, resulted in the Revolving Credit Facility being classified as a current liability at December 31, 2008.  The MAE clause, which is a fairly common requirement in commercial credit agreements, allows the lender to require the loan to become due if it determines there has been a material adverse effect on the Company’s operations, business, properties, assets, liabilities, condition, or prospects.  The classification of the Revolving Credit Facility as a current liability at December 31, 2008 is a result only of the combination of the lockbox agreements and the MAE clause.

Cash Flow

Cash provided by operating activities before changes in operating assets and discontinued operations was $1.9 million in 2009 as compared to cash used of $10.0 million in 2008. This variance was a result of a $12.7 million reduction in net loss from continuing operations year over year, offset partially by a lower level of non-cash addbacks, such as loss on sale or disposal of assets.  Changes in operating assets and liabilities provided $3.2 million of cash in 2009 compared to $4.8 million in 2008, primarily a result of lower accounts receivable and inventory balances year over year. As of December 31, 2009 and 2008, we were turning our inventory at 3.9 times per year.  Cash of $0.2 million and $0.5 million was used in 2009 and 2008, respectively, to satisfy severance, restructuring and related obligations.  Expected cash payments for severance, restructuring and related obligations in 2010 are $0.2 million, net of sub-lease income.

Capital expenditures from continuing operations totaled $1.9 million and $7.5 million for the years ended December 31, 2009 and 2008, respectively.  The 2008 amounts include capital spending to rebuild manufacturing lines at our Bridgeton, Missouri location.  Cash provided by discontinued operations in 2008 consisted of $9.2 million in proceeds from receivables from the 2007 sales of the Woods US, Woods Canada and CML business units.

Cash used in financing activities in the year ended December 31, 2009 reflect a $1.9 million decrease in our debt levels since December 31, 2008.

Off-balance Sheet Arrangements

None.

Transactions with Related and Certain Other Parties

Kohlberg & Co., L.L.C. (“Kohlberg”), an affiliate of Kohlberg Investors IV, L.P., whose affiliate holds all 1,131,551 shares of our Convertible Preferred Stock, provides ongoing management oversight and advisory services to the Company.  We paid $0.5 million annually for such services in 2009 and 2008, which is included as a component of selling, general and administrative expense.  We expect to incur $0.5 million annually in future years.

index

OUTLOOK FOR 2010

We experienced lower volume performance throughout 2009 in nearly all of our business units driven by market softness, as well as our decision to exit certain unprofitable business lines.  Given the current economic environment, we believe the Company has the opportunity to experience growth in-line with gross domestic product (“GDP”) for 2010.

Cost of goods sold is subject to variability in the prices for certain raw materials, most significantly thermoplastic resins used in the manufacture of plastic products for the Continental, Container and Contico businesses.  After substantial increases through the first ten months of 2008, prices of plastic resins fell dramatically at the end of 2008 as world demand fell and suppliers sold off excess inventories.  Prices increased somewhat in the first quarter of 2009, followed by moderate price increases for polyethylene and substantial price increases for polypropylene during the balance of 2009.  The higher polypropylene costs were due to high export demand, low inventories at the producer level, and low production of propylene monomer, which is the primary raw material in the production of polypropylene.  Prices of both polyethylene and polypropylene have continued to rise during the first quarter of 2010.  We have not employed an active hedging program related to our commodity price risk, but are employing other strategies for managing this risk, including contracting for a certain percentage of resin needs through supply agreements and opportunistic spot purchases.  In a climate of rising raw material costs, we have experienced difficulty in raising prices to shift these higher costs to our customers, particularly to our mass merchant customers for our plastic products.  Our future earnings may be negatively impacted to the extent further increases in costs for raw materials cannot be recovered or offset through higher selling prices within a timely manner.  We cannot predict the direction our raw material prices will take during 2010.

Over the past few years, our management has been focused on a number of restructuring and cost reduction initiatives, including the consolidation of facilities, divestiture of non-core operations, SG&A cost rationalization and organizational changes.  We have and expect to continue to benefit from various profit enhancing strategies such as process improvements, value engineering products, and improved sourcing/purchasing.

SG&A expenses as a percentage of sales were higher in 2009 as compared to 2008.  The percentage has increased primarily as a result of expenses associated with the transition and hiring of executive level personnel in 2009.  The Company will continue to evaluate on an on-going basis the possibility of further consolidation of administrative processes and other SG&A expenses in order to achieve cost improvements.

Interest rates dropped in 2009.  Ultimately, we cannot predict the future levels of interest rates.  Under the Bank of America Credit Agreement the Company’s interest rates on all of our outstanding borrowings and letters of credit are lower as of December 31, 2009 than they were as of December 31, 2008.

Given our history of operating losses, along with guidance provided by the accounting literature covering accounting for income taxes, we are unable to conclude it is more likely than not that we will be able to generate future taxable income sufficient to realize the benefits of domestic deferred tax assets carried on our books.  Therefore, a full valuation allowance on the net deferred tax asset position was recorded at December 31, 2009, and we do not expect to record the benefit of any deferred tax assets that may be generated in 2010.  We will continue to record current expense, within continuing and discontinued operations, associated with foreign and state income taxes.

We expect our working capital levels to remain constant as a percentage of sales.  However, inventory carrying values may be adversely affected by higher material costs.  We expect to use cash flow in 2010 for capital expenditures and payments due under our Term Loan as well as the settlement of previously established restructuring and settlement accruals.  The restructuring accruals relate to non-cancelable lease obligations for abandoned facilities, and the settlement accruals relate to amounts due in accordance with a settlement agreement involving our former Woods business unit.  The restructuring accruals do not create incremental cash obligations in that we are obligated to make the associated payments whether we occupy the facilities or not.  The amount we will ultimately pay out under these restructuring accruals is dependent on our ability to maintain our current sublet arrangements on a portion of the abandoned facilities.

The Company was in compliance with the covenants of the Bank of America Credit Agreement as of December 31, 2009.  The Bank of America Credit Agreement requires the Company to maintain a minimum level of availability (eligible collateral base less outstanding borrowings under the Revolving Credit Facility and letters of credit) such that its eligible collateral must exceed the sum of its outstanding borrowings under the Revolving Credit Facility and letters of credit by at least $5.0 million.

If we are unable to comply with the terms of the Bank of America Credit Agreement, we could seek to obtain amendments and pursue increased liquidity through additional debt financing and/or the sale of assets.  However, there can be no assurance that such financing could be obtained, especially given the current environment within the credit markets. The Company believes that it will be able to comply with its covenants under the Bank of America Credit Agreement throughout the term of the agreement.  In addition, we are continually evaluating alternatives relating to the sale of excess assets and divestitures of certain of our business units.  Asset sales and business divestitures present opportunities to provide additional liquidity by de-leveraging our financial position.  However, the Company may not be able to secure liquidity through the sale of assets on favorable terms or at all.

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

Revenue Recognition – Revenue is recognized for all sales, including sales to distributors, at the time the products are shipped and title has transferred to the customer, provided that a purchase order has been received or a contract has been executed, there are no uncertainties regarding customer acceptances, the sale price is fixed and determinable and collection is deemed probable.  The Company’s standard shipping terms are FOB shipping point.  Sales discounts, returns and allowances, and cooperative advertising are included in net sales.  These provisions are estimated at the time of sale.  The provision for doubtful accounts is included in selling, general and administrative expenses.

Stock-based Compensation – Compensation cost recognized during the years ended December 31, 2009 and 2008 includes:  a) compensation cost for all stock options granted prior to, but not yet vested as of, January 1, 2006, and granted subsequent to January 1, 2006, based on the grant date fair value amortized over the options’ vesting period and b) compensation cost for outstanding SARs as of December 31, 2009 and 2008 based on the December 31, 2009 and 2008 fair value, respectively.

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

Inventories – We value our inventory at the lower of the actual cost to purchase and/or manufacture the inventory or the current net realizable value of the inventory.  We regularly review inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on our estimated forecast of product demand and production requirements for the next twelve months.  Our accounting policies state that business units are to identify, at a minimum, those inventory items that are in excess of either one year’s historical or one year’s forecasted usage, and to use business judgment in determining which is the more appropriate metric.  Those inventory items must then be evaluated on a lower of cost or market basis for realization.  A significant increase in the demand for our products could result in a short-term increase in the cost of inventory purchases while a significant decrease in demand could result in an increase in the amount of excess inventory quantities on hand.  Additionally, our estimates of future product demand may prove to be inaccurate, in which case we may have understated or overstated the provision required for excess and obsolete inventory.  In the future, if our inventory is determined to be overvalued, we would be required to recognize such costs in our cost of goods sold at the time of such determination.

Although we make every effort to ensure the accuracy of our forecasts of future product demand, any significant unanticipated changes in demand or product developments could have a significant impact on the value of our inventory and our reported operating results.  Our reserves for excess and obsolete inventory were $1.3 million as of both December 31, 2009 and 2008.

Goodwill and Impairments of Long-Lived Assets – In connection with certain acquisitions, we recorded goodwill representing the cost of the acquisition in excess of the fair value of the net assets acquired.  At December 31, 2009 we had goodwill recorded of $0.7 million.  For purposes of evaluating goodwill impairment, the Company consists of one reporting unit, which is the same as the Company itself as a whole.  The fair value of the reporting unit is determined annually, or as indicators of impairment are identified, and the fair value is compared to the carrying value of the reporting unit.  Fair value is calculated using a combination of a market approach and a discounted cash flow calculation, with equal weight being placed on each calculation.  To execute the market approach, an equity fair value calculation is prepared using the share price of the Company’s common stock at selected periods of time multiplied by the total outstanding shares.  Our preferred shares are assumed converted into common shares for purposes of this calculation, and an equal weight is placed on each share price used.  The discounted cash flow calculation uses management’s operating budget to project the following fiscal year’s cash flows, and forecasted amounts for the next four years based on management’s best estimate of increases in sales and operating expenses as well as gross margin improvements.  If the fair value exceeds the carrying value, then no adjustment is necessary.  If the carrying value of the reporting unit exceeds the fair value, appraisals are performed of long-lived assets and other adjustments are made to arrive at a revised fair value balance sheet.  This revised fair value balance sheet (without goodwill) is compared to the fair value of the business previously determined, and a revised goodwill amount is determined.  If the indicated goodwill amount meets or exceeds the current carrying value of goodwill, then no adjustment is required.  However, if the result indicates a reduced level of goodwill, an impairment is recorded to state the goodwill at the revised level.  Any impairments of goodwill are recorded as a component of income from continuing operations.  As of December 31, 2009 the fair value of our reporting unit exceeded the carrying value by 105%.

index

We review our long-lived assets for impairment periodically and/or whenever triggering events indicate that an impairment may have occurred.  We monitor our operations for triggering events that may cause us to perform an impairment analysis.  These events include, among others, loss of product lines, poor operating performance and abandonment of facilities.  For assets that are to be held and used, we compare undiscounted future cash flows associated with the asset (or asset group) and determine if the carrying value of the asset (asset group) will be recovered by those cash flows over the remaining useful life of the asset (or of the primary asset of an asset group).  If the future undiscounted cash flows indicate that the carrying value of the asset (asset group) will not be recovered, then the asset is marked to fair value.  For assets that are to be disposed of by sale or by a means other than by sale, the identified asset (or disposal group if a group of assets or entire business unit) is marked to fair value less costs to sell.  In the case of the planned sale of a business unit, disposal groups are reported as discontinued operations on the consolidated financial statements if cash flows of the disposal group are separately identifiable.

Deferred Income Taxes – We recognize deferred income tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities.  Deferred income tax assets also include federal, state and foreign net operating loss carry-forwards, primarily due to the significant operating losses incurred during recent years, as well as various tax credits.  We regularly review our deferred income tax assets for recoverability taking into consideration historical net income (losses), projected future income (losses) and the expected timing of the reversals of existing temporary differences.  We establish a valuation allowance when it is more likely than not that these assets will not be recovered.  As of December 31, 2009, we had a valuation allowance of $75.7 million.  Given the negative evidence provided by our history of operating losses, we were unable to conclude that it is more likely that not that our deferred tax assets would be recoverable through the generation of future taxable income.  We will continue to evaluate our valuation allowance requirements based on future operating results and business acquisitions and dispositions, and we may adjust our deferred tax asset valuation allowance.  Such changes in our deferred tax asset valuation allowance will be reflected in current operations through our income tax provision.

We also carry liabilities for uncertain tax positions in our Consolidated Financial Statements.  The evaluation of a tax position is a two-step process, the first step being recognition.  We determine whether it is more-likely-than-not that a tax position will be sustained upon tax examination, including resolution of any related appeals or litigation, based on only the technical merits of the position.  The technical merits of a tax position derive from both statutory and judicial authority (legislation and statutes, legislative intent, regulations, rulings, and case law) and their applicability to the facts and circumstances of the tax position.  If a tax position does not meet the more-likely-than-not recognition threshold, the benefit of that position is not recognized in the financial statements.  The second step is measurement.  A tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements.  The tax position is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate resolution with a taxing authority.

Workers’ Compensation and Product Liabilities – We make payments for workers’ compensation and product liability claims generally through the use of a third party claims administrator.  We have purchased insurance coverage for large claims over our large deductible program and self-insured retention levels.  Our workers’ compensation liabilities are developed using actuarial methods based upon historical data for payment patterns, cost trends, and other relevant factors.  In order to consider a range of possible outcomes, we have based our estimates of liabilities in this area on several different sources of loss development factors, including those from the insurance industry, the manufacturing industry, and factors developed in-house.  Our general approach is to identify a reasonable, logical conclusion, typically in the middle range of the possible outcomes.  While we believe that our liabilities for workers’ compensation and product liability claims as of December 31, 2009 are adequate and that the judgment applied is appropriate, such estimated liabilities could differ materially from what will actually transpire in the future.

Environmental and Other Contingencies – We and certain of our current and former direct and indirect corporate predecessors, subsidiaries and divisions are involved in remedial activities at certain present and former locations and have been identified by the United States Environmental Protection Agency, state environmental agencies and private parties as potentially responsible parties (“PRPs”) at a number of hazardous waste disposal sites under the Comprehensive Environmental Response, Compensation and Liability Act (“Superfund”) or equivalent state laws and, as such, may be liable for the cost of cleanup and other remedial activities at these sites.  Responsibility for cleanup and other remedial activities at a Superfund site is typically shared among PRPs based on an allocation formula.  Under the federal Superfund statute, parties could be held jointly and severally liable, thus subjecting them to potential individual liability for the entire cost of cleanup at the site.  Based on our estimate of allocation of liability among PRPs, the probability that other PRPs, many of whom are large, solvent, public companies, will fully pay the costs apportioned to them, currently available information concerning the scope of contamination, estimated remediation costs, estimated legal fees and other factors, we have recorded and accrued for environmental liabilities in amounts that we deem reasonable.  The ultimate costs will depend on a number of factors and the amount currently accrued represents our best current estimate of the total costs to be incurred.  We expect this amount to be substantially paid over the next one to four years.  See Note 15 to the Consolidated Financial Statements in Part II, Item 8.

                Severance, Restructuring and Related Charges – We have completed several cost reduction and facility consolidation initiatives including, (1) the closure or consolidation of manufacturing, distribution and office facilities, and (2) the centralization of business units.  These initiatives have resulted in significant severance, restructuring and related charges.  Included in these charges are one-time termination benefits including severance, benefits and other employee-related costs associated with employee terminations; contract termination costs mostly related to non-cancelable lease liabilities for abandoned facilities, net of sub-lease revenue; and other costs associated with the consolidation of administrative and operational functions and consultants working on sourcing and other manufacturing and production efficiency initiatives.  We recognize costs (including costs for one-time termination benefits) associated with exit or disposal activities as they are incurred.  However, charges related to non-cancelable leases require estimates of sub-lease income and adjustments to these liabilities are possible in the future depending on the accuracy of the sub-lease assumptions made.

NEW ACCOUNTING PRONOUNCEMENTS

See Note 2 to the Consolidated Financial Statements in Part II, Item 8 for a discussion of new accounting pronouncements and the potential impact to the Company's consolidated results of operations and financial position.

index

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Katy Industries, Inc.

We have audited the accompanying consolidated balance sheets of Katy Industries, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the two-year period ended December 31, 2009. Katy Industries, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Katy Industries, Inc. and subsidiaries as of December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

/s/ UHY LLP

St. Louis, Missouri
March 25, 2010

index

KATY INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2009 and 2008
(Amounts in Thousands)

ASSETS

	2009	2008
CURRENT ASSETS:
Cash	$747	$683
Trade accounts receivable, net of allowances of $146 and $287	12,831	13,773
Inventories, net	16,195	19,911
Other current assets	1,144	3,516

Total current assets	30,917	37,883

OTHER ASSETS:
Goodwill	665	665
Intangibles, net	4,010	4,455
Other	2,830	1,809

Total other assets	7,505	6,929

PROPERTY AND EQUIPMENT
Land and improvements	336	336
Buildings and improvements	9,514	8,686
Machinery and equipment	91,585	92,693

	101,435	101,715
Less - Accumulated depreciation	(73,417)	(69,232)

Property and equipment, net	28,018	32,483

Total assets	$66,440	$77,295

See Notes to Consolidated Financial Statements.

index

KATY INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2009 and 2008
(Amounts in Thousands, Except Share Data)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	2009	2008
CURRENT LIABILITIES:
Accounts payable	$10,476	$10,283
Book overdraft	1,285	2,289
Accrued compensation	2,614	3,015
Accrued expenses	14,252	14,266
Current maturities, long-term debt	6,899	1,500
Revolving credit agreement	8,856	9,118

Total current liabilities	44,382	40,471

LONG-TERM DEBT, less current maturities	-	6,928

OTHER LIABILITIES	8,739	10,603

Total liabilities	53,121	58,002

COMMITMENTS AND CONTINGENCIES (Notes 15 and 17)

STOCKHOLDERS’ EQUITY
15% Convertible preferred stock, $100 par value; authorized
1,200,000 shares; issued and outstanding 1,131,551
shares; liquidation value $113,155	108,256	108,256
Common stock, $1 par value; authorized 35,000,000 shares;
issued 9,822,304 shares	9,822	9,822
Additional paid-in capital	27,246	27,248
Accumulated other comprehensive loss	(2,053)	(1,742)
Accumulated deficit	(108,515)	(102,397)
Treasury stock, at cost, 1,871,128 shares	(21,437)	(21,894)

Total stockholders' equity	13,319	19,293

Total liabilities and stockholders' equity	$66,440	$77,295

See Notes to Consolidated Financial Statements.

index

KATY INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2009 and 2008
(Amounts in Thousands, Except Per Share Data)

	2009	2008

Net sales	$141,196	$167,802
Cost of goods sold	121,134	155,678
Gross profit	20,062	12,124
Selling, general and administrative expenses	25,914	28,944
Impairment of long-lived assets	118	-
Severance, restructuring and related charges	92	(360)
Loss on sale or disposal of assets	91	995
Operating loss	(6,153)	(17,455)
Interest expense	(1,165)	(1,686)
Other, net	705	467

Loss from continuing operations before income tax benefit (provision)	(6,613)	(18,674)
Income tax benefit (provision) from continuing operations	495	(127)

Loss from continuing operations	(6,118)	(18,801)
Income from operations of discontinued businesses (net of tax)	-	584
Gain on sale of discontinued businesses (net of tax)	-	1,735

Net loss	$(6,118)	$(16,482)

Loss per share of common stock - Basic and diluted
Loss from continuing operations	$(0.77)	$(2.36)
Discontinued operations	-	0.29
Net loss	$(0.77)	$(2.07)

See Notes to Consolidated Financial Statements.

index

KATY INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2009 and 2008
(Amounts in Thousands, Except Share Data)

						Accumulated
	Convertible		Common			Other
	Preferred Stock		Stock		Additional	Compre-			Compre-	Total
	Number of	Par	Number of	Par	Paid-in	hensive	Accumulated	Treasury	hensive	Stockholders'
	Shares	Value	Shares	Value	Capital	Income (Loss)	Deficit	Stock	Loss	Equity
Balance, January 1, 2008	1,131,551	$108,256	9,822,304	$9,822	$27,338	$(1,112)	$(85,915)	$(21,933)		$36,456
Net loss	-	-	-	-	-	-	(16,482)	-	$(16,482)	(16,482)
Foreign currency translation adjustment	-	-	-	-	-	(761)	-	-	(761)	(761)
Pension and other postretirement benefits	-	-	-	-	-	131	-	-	131	131
Comprehensive loss									$(17,112)
Stock compensation	-	-	-	-	(51)	-	-	-		(51)
Other	-	-	-	-	(39)	-	-	39		-
Balance, December 31, 2008	1,131,551	$108,256	9,822,304	$9,822	$27,248	$(1,742)	$(102,397)	$(21,894)		$19,293
Net loss	-	-	-	-	-	-	(6,118)	-	$(6,118)	(6,118)
Foreign currency translation adjustment	-	-	-	-	-	41	-	-	41	41
Pension and other postretirement benefits	-	-	-	-	-	(352)	-	-	(352)	(352)
Comprehensive loss									$(6,429)
Stock compensation	-	-	-	-	455	-	-	-		455
Other	-	-	-	-	(457)	-	-	457		-
Balance, December 31, 2009	1,131,551	$108,256	9,822,304	$9,822	$27,246	$(2,053)	$(108,515)	$(21,437)		$13,319

See Notes to Consolidated Financial Statements.

index

KATY INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2009 and 2008
(Amounts in Thousands)

	2009	2008
Cash flows from operating activities:
Net loss	$(6,118)	$(16,482)
Income from discontinued operations	-	(2,319)
Loss from continuing operations	(6,118)	(18,801)
Depreciation	6,305	7,774
Amortization of intangible assets	529	485
Amortization of debt issuance costs	382	382
Impairment of long-lived assets	118	-
Stock-based compensation	560	(186)
Loss on sale or disposal of assets	91	995
Gain on litigation settlement	-	(723)
Deferred income taxes	-	48
	1,867	(10,026)
Changes in operating assets and liabilities:
Accounts receivable	1,080	4,061
Inventories	3,792	5,738
Other assets	1,152	(1,095)
Accounts payable	78	53
Accrued expenses	(590)	(2,605)
Other	(2,284)	(1,378)
	3,228	4,774

Net cash provided by (used in) continuing operations	5,095	(5,252)
Net cash provided by discontinued operations	-	425
Net cash provided by (used in) operating activities	5,095	(4,827)

Cash flows from investing activities:
Capital expenditures	(1,948)	(7,535)
Proceeds from sale of assets, net	3	159

Net cash used in continuing operations	(1,945)	(7,376)
Net cash provided by discontinued operations	-	9,169
Net cash (used in) provided by investing activities	(1,945)	1,793

Cash flows from financing activities:
Net (repayments) borrowings on revolving loans	(365)	6,265
Decrease in book overdraft	(1,004)	(2,254)
Repayments of term loan	(1,529)	(2,172)

Net cash (used in) provided by financing activities	(2,898)	1,839

Effect of exchange rate changes on cash	(188)	(137)
Net increase (decrease) in cash	64	(1,332)
Cash, beginning of period	683	2,015
Cash, end of period	$747	$683

See Notes to Consolidated Financial Statements.

index

KATY INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2009 and 2008

Note 1.  ORGANIZATION OF THE BUSINESS

Katy Industries, Inc. (“Katy” or the “Company”) was organized as a Delaware corporation in 1967.  The activities of the Company include the manufacture, import and distribution of a variety of commercial cleaning supplies and storage products.  Principal geographic markets are in the United States, Canada, and Europe and include the sanitary maintenance, foodservice, mass merchant retail and home improvement markets.

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

As part of the continuous evaluation of its operations, the Company has acquired and disposed of certain of its operating units in recent years.  Those which affected the Consolidated Financial Statements for the year ended December 31, 2008 are discussed in Note 5.

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

Reclassifications – Certain reclassifications on the statement of cash flows were made to prior year amounts in order to consistently present current year disclosure.

Revenue Recognition – Revenue is recognized for all sales, including sales to distributors, at the time the products are shipped and title has transferred to the customer, provided that a purchase order has been received or a contract has been executed, there are no uncertainties regarding customer acceptances, the sale price is fixed and determinable and collection is deemed probable.  The Company’s standard shipping terms are FOB shipping point.  Sales are net of provisions for returns, discounts, customer allowances (such as volume rebates) and cooperative advertising allowances.  The Company’s sales arrangements do not typically contain standard right of return provisions or limit returns at a certain percentage of sales price or margin; however, in certain instances where a product may be returned, the Company recognizes revenue only if all of the following conditions are met: a) the sale price is substantially fixed or determinable at date of sale; b) buyer has either paid or is obligated to pay the seller and the obligation is not contingent on resale of the product; c) buyer’s obligation to seller would not be changed in the event of theft or physical destruction of the product; d) buyer has economic substance apart from the seller; e) seller does not have significant obligations for future performance to directly bring about the resale of product by the buyer; and f) the amount of future returns can be reasonably estimated (i.e. defective/wrong products).  The Company records discounts, customer allowances and cooperative advertising allowances as reductions of revenue, provisions for which are estimated on a periodic basis based on historical experience.

Advertising Costs – Advertising costs are expensed as incurred.  Advertising costs within continuing operations expensed in 2009 and 2008 were $0.6 million and $0.9 million, respectively.

Accounts Receivable and Allowance for Doubtful Accounts – Trade accounts receivable are recorded at the invoiced amount and do not bear interest.  The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable.  The Company determines the allowance based on its historical write-off experience. The Company reviews its allowance for doubtful accounts quarterly, which includes a review of past due balances over 30 days.  All other balances are reviewed on a pooled basis by market distribution channels.  Account balances are charged off against the allowance when the Company determines it is probable the receivable will not be recovered.  The Company does not have any off-balance-sheet credit exposure related to its customers.

index

Concentration of Credit Risk – Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable.  At times, cash in banks is in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limit and the Canada Deposit Insurance Corporation for our Canadian operations.  The Company has not experienced any loss as a result of those deposits and does not expect any in the future.

Inventories – Inventories are stated at the lower of cost or market value, and reserves are established for excess and obsolete inventory in order to ensure proper valuation of inventories.  Cost includes materials, labor and overhead.  At December 31, 2009 and 2008, approximately 56% and 50%, respectively, of the Company’s inventories were accounted for using the last-in, first-out (“LIFO”) method of costing, while the remaining inventories were accounted for using the first-in, first-out (“FIFO”) method.  Current cost, as determined using the FIFO method, exceeded LIFO cost by $3.5 million and $4.3 million at December 31, 2009 and 2008, respectively.  For the years ended December 31, 2009 and 2008, the Company recognized a gain (loss) of $0.8 million and $(0.3) million, respectively, of LIFO valuation adjustments.  The components of inventories are:

	December 31,
	2009	2008
	(Amounts in Thousands)

Raw materials	$10,240	$12,764
Work in process	-	718
Finished goods	10,744	12,054
Inventory reserves	(1,315)	(1,345)
LIFO reserve	(3,474)	(4,280)
	$16,195	$19,911

Goodwill – Goodwill represents the excess purchase price over the fair value of net assets acquired.  Goodwill is not amortized, but is tested for impairment annually as of the end of the fourth quarter.  For purposes of evaluating goodwill impairment, the Company consists of one reporting unit, which is the same as the Company itself as a whole.  The fair value of the reporting unit is determined annually, or as indicators of impairment are identified, and the fair value is compared to the carrying value of the reporting unit.  Fair value is calculated using a combination of a market approach and a discounted cash flow calculation, with equal weight being placed on each calculation.  To execute the market approach, an equity fair value calculation is prepared using the share price of the Company’s common stock at selected periods of time multiplied by the total outstanding shares.  Preferred shares are assumed converted into common shares for purposes of this calculation, and an equal weight is placed on each share price used.  The discounted cash flow calculation uses management’s operating budget to project the following fiscal year’s cash flows, and forecasted amounts for the next four years based on management’s best estimate of increases in sales and operating expenses as well as gross margin improvements.  If the fair value exceeds the carrying value, then no adjustment is necessary.  If the carrying value of the reporting unit exceeds the fair value, appraisals are performed of long-lived assets and other adjustments are made to arrive at a revised fair value balance sheet.  This revised fair value balance sheet (without goodwill) is compared to the fair value of the business previously determined, and a revised goodwill amount is determined.  If the indicated goodwill amount meets or exceeds the current carrying value of goodwill, then no adjustment is required.  However, if the result indicates a reduced level of goodwill, an impairment is recorded to state the goodwill at the revised level.  Any impairments of goodwill are recorded as a component of income from continuing operations.  As of December 31, 2009 the fair value of our reporting unit exceeded the carrying value by 105%.  See Note 3.

Property and Equipment – Property and equipment are stated at cost and depreciated using the straight-line method over their estimated useful lives: buildings (10-40 years); machinery and equipment (3-20 years); tooling (5 years); and leasehold improvements over the remaining lease period or useful life, if shorter.  Costs for repair and maintenance of machinery and equipment are expensed as incurred, unless the result significantly increases the useful life or functionality of the asset, in which case capitalization is considered.  Depreciation expense from continuing operations for 2009 and 2008 was $6.3 million and $7.8 million, respectively.

An asset retirement obligation associated with the retirement of a tangible long-lived asset is recognized as a liability in the period in which it is incurred or becomes determinable, with an associated increase in the carrying amount of the related long-term asset.  The cost of the tangible asset, including the initially recognized asset retirement cost, is depreciated over the useful life of the asset.  The Company has recorded as of December 31, 2009 an asset of $0.2 million and related liability of $0.9 million for retirement obligations associated with returning certain leased properties to the respective lessors upon the termination of the lease arrangements.  A summary of the changes in asset retirement obligation since December 31, 2007 is included in the table below (amounts in thousands):

index

Asset retirement obligation at January 1, 2008	$829
Accretion expense	34
Changes in estimates	(36)
Asset retirement obligation at December 31, 2008	827
Accretion expense	29
Asset retirement obligation at December 31, 2009	$856

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

In connection with the new lease agreement the Company was granted a tenant improvement allowance of $0.7 million in 2009, of which $0.1 million was still a receivable from the landlord at December 31, 2009.   The allowance was recorded as leasehold improvement assets and is being depreciated over the term of the new lease.  The Company also recorded a deferred rent liability of $0.7 million which is being amortized as a reduction of rental expense over the term of the new lease on a straight-line basis.  The balance of the deferred rent liability was $0.6 million at December 31, 2009.

In 2008, the Continental Commercial Products, LLC (“CCP”) facility located in Hazelwood, Missouri was damaged by flood waters associated with unseasonably high rainfall levels.  A claim was filed under the business interruption portion of the Company’s insurance policy, which resulted in final payment of $0.4 million being received in 2009.  These proceeds are included in Other, net on the Consolidated Statements of Operations for the year ended December 31, 2009.

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

Segment Reporting – Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief decision maker or group in deciding how to allocate resources and in assessing performance.  The Company’s chief decision maker reviews the results of operations and requests for capital expenditures based on one industry segment: manufacturing, importing and distributing commercial cleaning and storage products.  The Company’s entire revenue is generated through this segment.

Shipping and Handling Costs – Shipping and handling costs are recorded as a component of cost of goods sold.

Income Taxes – Income taxes are accounted for using a balance sheet approach known as the liability method.  The liability method accounts for deferred income taxes by applying the statutory tax rates in effect at the date of the balance sheet to the differences between the book basis and tax basis of the assets and liabilities.  The Company records a valuation allowance when it is more likely than not that some portion or all of the deferred income tax asset will not be realizable.  See Note 11.

Foreign Currency Translation – The results of the Company’s Canadian subsidiaries are translated to U.S. dollars using the current-rate method.  Assets and liabilities are translated at the year end spot exchange rate, revenue and expenses at average exchange rates and equity transactions at historical exchange rates.  Exchange differences arising on translation are recorded as a component of accumulated other comprehensive loss.  The Company recorded gains (losses) on foreign exchange transactions from continuing operations (included in Other, net in the Consolidated Statements of Operations) of $0.1 million and $(0.2) million in 2009 and 2008, respectively.  Cumulative foreign currency translation losses included in accumulated other comprehensive loss at December 31, 2009 and 2008 were $0.8 million.

Accumulated Other Comprehensive Loss – The components of accumulated other comprehensive loss are foreign currency translation adjustments and pension and other postretirement benefits adjustments.  The balance of the foreign currency translation adjustments account was $0.8 million at December 31, 2009 and 2008.  The balance of the pension and other postretirement benefits adjustments account was $1.3 million and $0.9 million at December 31, 2009 and 2008, respectively.

index

Fair Value of Financial Instruments – Appropriate disclosures have been made in the Notes to the Consolidated Financial Statements where the fair values of the Company’s financial instrument assets and liabilities differ from their carrying value or the Company is unable to establish the fair value without incurring excessive costs.  All other financial instrument assets and liabilities not specifically addressed are believed to be carried at their fair value in the accompanying Consolidated Balance Sheets.

                Treasury Stock – During the year ended December 31, 2009, the Company sold shares held in a rabbi trust for a deferred compensation plan in the amount of $0.5 million.  This transaction caused no net impact to stockholders' equity.

Stock Options and Other Stock Awards – Compensation cost recognized during the years ended December 31, 2009 and 2008 includes:  a) compensation cost for all stock options granted prior to, but not yet vested as of January 1, 2006, and granted subsequent to January 1, 2006, based on the grant date fair value amortized over the options’ vesting period and b) compensation cost for outstanding stock appreciation rights (“SARs”) as of December 31, 2009 and 2008 based on the December 31 fair value.

The following table shows total compensation expense (see Note 10 for descriptions of Stock Incentive Plans) included in the Consolidated Statements of Operations for the years ended December 31 (amounts in thousands):

	2009	2008

Stock option expense (income)	$455	$(51)
Stock appreciation right expense (income)	105	(135)
	$560	$(186)

For the year ended December 31, 2008, stock option income resulted from the reversal of compensation expense recognized on the forfeiture and subsequent cancellation of unvested stock options previously held by the Company’s former President and Chief Executive Officer.

The fair value of stock options is estimated at the date of grant using a Black-Scholes option pricing model.  As the Company does not have sufficient historical exercise data to provide a basis for estimating the expected term, the Company uses the simplified method for estimating the expected term by averaging the minimum and maximum lives expected for each award.  In addition, the Company estimates volatility by considering its historical stock volatility over a term comparable to the remaining expected life of each award.  The risk-free interest rate is the current yield available on U.S. treasury issues with a remaining term equal to each award.  The Company estimates forfeitures using historical results.  Its estimates of forfeitures will be adjusted over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from their estimate.  The assumptions for expected term, volatility and risk-free rate for stock options granted during the years ended December 31, 2009 and 2008 are presented in the table below.

December 31,
	2009	2008

Expected term (years)	5.5 - 6.5	5.5 - 6.6
Volatility	109.9% - 117.4%	82.2% - 112.9%
Risk-free interest rate	2.0% - 2.3%	2.9% - 3.4%

The fair value of SARs, a liability award, was estimated at December 31, 2009 and 2008 using a Black-Scholes option pricing model.  The Company estimated the expected term by averaging the minimum and maximum lives expected for each award.  In addition, the Company estimated volatility by considering its historical stock volatility over a term comparable to the remaining expected life of each award.  The risk-free interest rate was the current yield available on U.S. treasury issues with a remaining term equal to each award.  The Company estimates forfeitures using historical results.  Its estimates of forfeitures will be adjusted over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from their estimate.  The assumptions for expected term, volatility and risk-free rate are presented in the table below:

December 31,
	2009	2008

Expected term (years)	1.4 - 6.4	2.4 - 4.7
Volatility	119.5% - 181.1%	121.3% - 161.5%
Risk-free interest rate	0.8% - 3.2%	0.9% - 1.5%

index

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

In December 2007, the FASB issued guidance which established principles and requirements for how an acquirer in a business combination (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, (b) recognizes and measures the goodwill acquired in a business combination or a gain from a bargain purchase, and (c) determines what information to disclose to enable users of financial statements to evaluate the nature and financial effects of the business combination.  This guidance was effective for the Company for business combination transactions for which the acquisition date is on or after January 1, 2009.  No business combination transactions occurred during the year ended December 31, 2009.

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

In December 2008, the FASB issued guidance which requires companies to disclose information about fair value measurements of retirement plans.  For the Company, this guidance was effective December 31, 2009.  The Company’s adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued guidance which related to fair value measurements and related disclosures, and the accounting for impaired debt securities.  For the Company, this guidance was effective July 3, 2009.  The Company’s adoption of this guidance did not have a material impact on its consolidated financial statements.

In May 2009, the FASB issued guidance which established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  For the Company, this guidance was effective July 3, 2009.  This guidance did not have a material impact on the Company’s consolidated financial statements.  In February 2010, the FASB amended this guidance concerning certain disclosure requirements.  This amended guidance was effective immediately and the Company’s adoption did not have a material impact on the Company’s consolidated financial statements.

index

In August 2009, the FASB issued guidance to provide clarification concerning fair value measurements and disclosures for liabilities and, in particular, for circumstances in which a quoted price in an active market for an identical liability is not available.  For the Company, this guidance was effective October 2, 2009.  The Company’s adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

        In September 2009, the FASB issued guidance concerning technical corrections to previously issued guidance on redemptions and induced conversions of equity-classified preferred stock instruments, and their effect on the earnings per share calculation.  This amended guidance was effective immediately and the Company’s adoption did not have a material impact on the Company’s consolidated financial statements.

Accounting Standards Not Yet Adopted – In October 2009, the FASB issued guidance concerning multiple-deliverable arrangements which would enable vendors to account for products or services separately rather than as a combined unit.  This guidance is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

Note 3.  GOODWILL AND INTANGIBLE ASSETS

Goodwill and other intangible assets are reviewed for impairment at least annually and if a triggering event were to occur in an interim period.  The Company performed its annual goodwill impairment test at the end of the fourth quarters of fiscal 2009 and 2008 which resulted in no indication of impairment.  Following is detailed information regarding the Company's intangible assets (amounts in thousands):

	December 31,			December 31,
	2009			2008
	Gross	Accumulated	Net Carrying	Gross	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Patents	$1,202	$(952)	$250	$1,118	$(832)	$286
Customer lists	10,231	(8,582)	1,649	10,231	(8,406)	1,825
Tradenames	5,054	(2,943)	2,111	5,054	(2,710)	2,344
Total	$16,487	$(12,477)	$4,010	$16,403	$(11,948)	$4,455

The Company recorded amortization expense on intangible assets from continuing operations of $0.5 million for both years ended December 31, 2009 and 2008.  Estimated aggregate future amortization expense related to intangible assets is as follows (amounts in thousands):

2010	$538
2011	512
2012	486
2013	466
2014	448
Thereafter	1,560
Total	$4,010

Note 4.  IMPAIRMENT OF LONG-LIVED ASSETS

Periodically throughout each year the Company reviews its long-lived assets at all of its business units for impairment.  In 2009, one such analysis suggested possible impairment at the Gemtex business unit due to a decline in profitability resulting from increasing foreign competition. The analysis indicated insufficient future cash flows over the remaining useful lives of the assets to cover the carrying values of the assets.  The fair value of the assets was determined using an independent appraisal as the basis for estimating fair value and the resulting impairment.  As a result of this analysis, the Company recorded impairment of property, plant and equipment at its Gemtex business unit of $0.1 million.

index

Note 5.  DISCONTINUED OPERATIONS

Certain of the Company’s former operations have been classified as discontinued operations as of and for the year ended December 31, 2008.  All of these dispositions occurred as a result of determinations by management and the Board of Directors that the businesses were not a core component of the Company’s long-term business strategy.  The proceeds from each disposition were used to pay off portions of the Company’s then outstanding debt.

On June 2, 2006, the Company sold certain assets of the Metal Truck Box business for gross proceeds of approximately $3.6 million, including a $1.2 million note receivable.  The note receivable is included in Other Assets in the Consolidated Balance Sheets.

On June 6, 2007, the Company sold the Contico Manufacturing, Ltd. business unit for gross proceeds of approximately $10.6 million, including a receivable of $0.6 million associated with final working capital levels.  The Company recorded a gain of $0.1 million during 2008 in connection with the ultimate collection of the receivable.

On November 30, 2007, the Company sold the Woods Industries, Inc. and Woods Industries (Canada), Inc. business units for gross proceeds of approximately $50.7 million, including amounts placed into escrow of $7.7 million related to the filing and receipt of a foreign tax certificate and the sale of specific inventory.  During the year ended December 31, 2008 the Company received $7.7 million from escrow upon the receipt of the foreign tax certificate and sale of specific inventory.  Also during the year ended December 31, 2008, the Company recognized an additional $0.9 million of gain on sale of discontinued businesses of the $0.9 million in escrow not recognized at the time of sale.  Additionally, during the year ended December 31, 2008, the Company received and recognized an $0.8 million final working capital adjustment.  As of December 31, 2009 there were no amounts remaining in escrow.

The historical operating results of the discontinued business units have been segregated as discontinued operations on the Consolidated Statements of Operations.  Selected financial data for discontinued operations is summarized as follows for the year ended December 31 (amounts in thousands):

2008

Net sales	$-
Pre-tax operating loss	$(314)
Pre-tax gain on sale of discontinued businesses	$1,735

The loss from operations of discontinued businesses, as shown in the Consolidated Statements of Operations, includes a tax benefit of $0.9 million for the year ended December 31, 2008.

Note 6.  INDEBTEDNESS

Long-term debt consists of the following:

	December 31,
	2009	2008
	(Amounts in Thousands)

Term loan payable under the Bank of America Credit Agreement, interest based on
LIBOR and Prime Rates (3.00% - 4.25%), due through November 2010	$6,899	$8,428
Revolving loans payable under the Bank of America Credit Agreement,
interest based on LIBOR and Prime Rates (2.75% - 4.75%)	8,856	9,118
Total debt	15,755	17,546
Less revolving loans, classified as current (see below)	(8,856)	(9,118)
Less current maturities	(6,899)	(1,500)
Long-term debt	$-	$6,928

index

Aggregate remaining scheduled maturities of the Term Loan as of December 31, 2009 are as follows (amounts in thousands):

2010	$6,899
Total	$6,899

On November 30, 2007, the Company entered into the Second Amended and Restated Credit Agreement with Bank of America (the “Bank of America Credit Agreement”).  The Bank of America Credit Agreement is a $50.6 million credit facility with a $10.6 million term loan (“Term Loan”), which matures November 30, 2010, and a $40.0 million revolving loan (“Revolving Credit Facility”), including a $10.0 million sub-limit for letters of credit.  The Bank of America Credit Agreement is an asset-based lending agreement involving one bank.

The annual amortization on the Term Loan, paid quarterly, is $1.5 million with final payment of $5.8 million due November 30, 2010.  At December 31, 2009 the balance of the Term Loan was $6.9 million and was classified as current.  The Term Loan is collateralized by the Company’s property, plant and equipment.  The Revolving Credit Facility has an expiration date of November 30, 2010 and all extensions of credit are collateralized by a first priority security interest in and lien upon the capital stock of each material domestic subsidiary of the Company (65% of the capital stock of certain foreign subsidiaries of the Company), and all present and future assets and properties of the Company.

The Company’s borrowing base under the Bank of America Credit Agreement is determined by eligible inventory and accounts receivable, amounting to $18.4 million at December 31, 2009, and is reduced by the outstanding amount of standby and commercial letters of credit.  The Bank of America Credit Agreement requires the Company to maintain a minimum level of availability such that its eligible collateral must exceed the sum of its outstanding borrowings under the Revolving Credit Facility and letters of credit by at least $5.0 million.  Currently, the Company’s largest letters of credit relate to its casualty insurance programs. At December 31, 2009, total outstanding letters of credit were $3.2 million.  In addition, the Bank of America Credit Agreement prohibits the Company from paying dividends on its securities, other than dividends paid solely in securities.

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

All of the debt under the Bank of America Credit Agreement is re-priced to current rates at frequent intervals.  Therefore, its fair value approximates its carrying value at December 31, 2009.  For both years ended December 31, 2009 and 2008, the Company had amortization of debt issuance costs, included within interest expense, of $0.4 million.

The Revolving Credit Facility under the Bank of America Credit Agreement requires lockbox agreements which provide for all Company receipts to be swept daily to reduce borrowings outstanding.  These agreements, combined with the existence of a material adverse effect (“MAE”) clause in the Bank of America Credit Agreement, resulted in the Revolving Credit Facility being classified as a current liability at December 31, 2008.  The MAE clause, which is a fairly common requirement in commercial credit agreements, allows the lender to require the loan to become due if it determines there has been a material adverse effect on the Company’s operations, business, properties, assets, liabilities, condition, or prospects.  The classification of the Revolving Credit Facility as a current liability at December 31, 2008 is a result only of the combination of the lockbox agreements and the MAE clause.

index

Note 7.  EARNINGS (LOSS) PER SHARE

The Company’s diluted earnings (loss) per share were calculated using the treasury stock method.  The basic and diluted earnings per share (“EPS”) calculations are as follows:

	For the Years Ended December 31,
	2009		2008
	(Amounts in Thousands,
	except per share amounts)

Basic and Diluted EPS:
Loss from continuing operations	$(6,118)		$(18,801)
Discontinued operations	-		2,319
Net loss	$(6,118)	-	$(16,482)

Weighted average shares – Basic and Diluted	7,951		7,951

Per share amount:
Loss from continuing operations	$(0.77)		$(2.36)
Discontinued operations	-		0.29
Net loss	$(0.77)		$(2.07)

As of December 31, 2009 and 2008, 1,125,000 options and no options were in-the-money, and 376,000 options and 1,624,600 options were out-of-the money, respectively.  At December 31, 2009 and 2008, 1,131,551 convertible preferred shares were outstanding, which are in total convertible into 18,859,183 shares of Katy common stock.  In-the-money options and convertible preferred shares were not included in the calculation of diluted earnings (loss) per share in any period presented because of their anti-dilutive impact as a result of the Company’s net loss position.

Note 8.  RETIREMENT BENEFIT PLANS

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

The Company recognizes the overfunded or underfunded positions of defined benefit postretirement plans as an asset or liability in its Consolidated Balance Sheets and recognizes as a component of other comprehensive loss the gains or losses and prior service costs or credits that arise during the period but were not recognized as components of net periodic benefit cost.

The Company expects to contribute $45,000 to the pension plans in fiscal 2010.  The Company uses a December 31 measurement date for its pension and other postretirement benefit plans.  The fair value of plan assets was determined by using quoted prices in active markets for identical assets (Level 1 inputs per the fair value hierarchy).  The fair value and allocation of pension plan assets is as follows (amounts in thousands):

index

	December 31,
	2009		2008
	Plan Assets		Plan Assets
Asset Category	Fair Value	Percentage	Fair Value	Percentage
Equity Securities	$375	42%	$303	40%
Fixed Income Securities	492	55%	414	55%
Other	23	3%	33	5%
	$890	100%	$750	100%

The following table presents the funded status of the Company’s pension and postretirement benefit plans for the years ended December 31, 2009 and 2008:

	Pension Benefits		Other Benefits
	2009	2008	2009	2008
	(Amounts in Thousands)
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$1,147	$1,398	$2,223	$2,607
Interest cost	76	85	139	140
Actuarial loss (gain)	199	45	260	(280)
Adjustment for change in measurement date	-	8	-	-
Benefits paid	(91)	(389)	(245)	(244)
Projected benefit obligation at end of year	$1,331	$1,147	$2,377	$2,223

Change in plan assets:
Fair value of plan assets at beginning of year	$750	$1,347	$-	$-
Actuarial return on plan assets	114	(224)	-	-
Employer contributions	117	18	245	244
Adjustment for change in measurement date	-	(2)	-	-
Benefits paid	(91)	(389)	(245)	(244)
Fair value of plan assets at end of year	$890	$750	$-	$-

Funded status at end of year	$(441)	$(397)	$(2,377)	$(2,223)

Amounts recognized in Consolidated Balance Sheets:
Other non-current assets	$(37)	$(47)	$-	$-
Accrued expenses	-	-	205	207
Other liabilities	478	444	2,172	2,016
Total	$441	$397	$2,377	$2,223

Accumulated other comprehensive loss at December 31, 2009 and 2008 included unrecognized actuarial losses of $0.8 million and $0.7 million, respectively, that had not yet been recognized in net periodic pension cost.  The actuarial loss included in accumulated other comprehensive loss and expected to be recognized in net periodic pension cost during the fiscal year ending December 31, 2010 is $48,000.  The accumulated benefit obligation for all pension plans was $1.3 million and $1.1 million at December 31, 2009 and 2008, respectively.

index

The following table lists the projected benefit obligation (“PBO”), accumulated benefit obligation (“ABO”) and fair value of plan assets for the pension plans with PBOs and ABOs in excess of plan assets at December 31, 2009 and 2008 (amounts in thousands):

	2009		2008
	Projected benefit obligation exceeds plan assets	Accumulated benefit obligation exceeds plan assets	Projected benefit obligation exceeds plan assets	Accumulated benefit obligation exceeds plan assets

Projected benefit obligation	$1,149	$1,149	$969	$969
Accumulated benefit obligation	$1,149	$1,149	$969	$969
Fair value of plan assets	$672	$672	$525	$525

The following table presents the assumptions used to determine the Company’s benefit obligations at December 31, 2009 and 2008 along with sensitivity of the Company’s plans to potential changes in certain key assumptions (dollars in thousands):

	Pension Benefits		Other Benefits
	2009	2008	2009	2008
Assumptions as of December 31:
Discount rates	5.75%	6.75%	5.75%	6.75%
Expected long-term return rate on assets	7.00%	7.00%	N/A	N/A
Assumed rates of compensation increases	N/A	N/A	N/A	N/A
Medical trend rate pre-65 (initial)	N/A	N/A	7.50%	6.50%
Medical trend rate post-65 (initial)	N/A	N/A	8.50%	7.50%
Medical trend rate (ultimate)	N/A	N/A	5.00%	5.00%
Years to ultimate rate pre-65	N/A	N/A	6	4
Years to ultimate rate post-65	N/A	N/A	8	6

Impact of one-percent increase in medical trend rate:
Increase in accumulated postretirement benefit obligation			$201	$180
Increase in service cost and interest cost			$11	$12

Impact of one-percent decrease in medical trend rate:
Decrease in accumulated postretirement benefit obligation			$175	$157
Decrease in service cost and interest cost			$10	$11

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

The following table presents components of the net periodic benefit cost for the Company’s pension and postretirement benefit plans during 2009 and 2008 (amounts in thousands):

	Pension Benefits		Other Benefits
	2009	2008	2009	2008

Interest cost	$76	$85	$139	$140
Expected return on plan assets	(54)	(88)	-	-
Amortization of net loss	45	35	-	-
Net periodic benefit cost	$67	$32	$139	$140

index

During 2008, lump-sum distributions exceeded the settlement threshold resulting in additional expense related to pension benefits of $0.2 million not included in net periodic benefit cost above.

The following table presents estimated future benefit payments (amounts in thousands):

	Pension Benefits	Other Benefits

2010	$99	$211
2011	39	212
2012	62	211
2013	37	210
2014	91	207
Thereafter	810	957
Total	$1,138	$2,008

In addition to the plans described above, in 1993 the Company’s Board of Directors approved a retirement compensation program for certain officers and employees of the Company and a retirement compensation arrangement for the Company’s then Chairman and Chief Executive Officer.  The Board approved a total of $3.5 million to fund such plans.  Participants are allowed to defer 50% of their annual compensation as well as be eligible to participate in a profit sharing arrangement in which they vest over a five year period.  In 2001, the Company limited participation to existing participants as well as discontinued any profit sharing arrangements.  Participants can withdraw from the plan upon the latter of age 62 or termination from the Company.  The obligation created by this plan is partially funded.  Assets are held in a rabbi trust invested in various mutual funds.  Gains and/or losses are earned by the participant.  For the unfunded portion of the obligation, interest is accrued at 4% each year.  The Company had $0.9 million and $1.1 million recorded in accrued compensation and other liabilities at December 31, 2009 and 2008, respectively, for this obligation.

401(k) Plans

The Company offers its employees the opportunity to voluntarily participate in one of two 401(k) plans administered by the Company.  The Company makes matching and other contributions in accordance with the provisions of the plans and, under certain provisions, at the discretion of the Company.  The Company made annual matching and other contributions for continuing operations of $0.3 million for both years ended December 31, 2009 and 2008.

Note 9.  STOCKHOLDERS’ EQUITY

Convertible Preferred Stock

On June 28, 2001, the Company completed a recapitalization following an agreement on June 2, 2001 with KKTY Holding Company, LLC (“KKTY”), an affiliate of Kohlberg Investors IV, L.P. (the “Recapitalization”).  Under the terms of the Recapitalization, KKTY purchased 700,000 shares of newly issued preferred stock, $100 par value per share (“Convertible Preferred Stock”), which is convertible into 11,666,666 common shares, for an aggregate purchase price of $70.0 million.  The Convertible Preferred shares were entitled to a 15% payment in kind (“PIK”) dividend (that is, dividends in the form of additional shares of Convertible Preferred Stock), compounded annually, which started accruing on August 1, 2001.  PIK dividends were paid on August 1, 2002 (105,000 convertible preferred shares, equivalent to 1,750,000 common shares); August 1, 2003 (120,750 convertible preferred shares, equivalent to 2,012,500 common shares); August 1, 2004 (138,862.5 convertible preferred shares equivalent to 2,314,375 common shares); and on December 31, 2004 (66,938.5 convertible preferred shares, equivalent to 1,115,642 common shares).  No dividends accrue or are payable after December 31, 2004.  If converted, the 11,666,666 common shares, along with the 7,192,517 equivalent common shares from PIK dividends paid through December 31, 2004, would represent approximately 70% of the outstanding shares of common stock as of December 31, 2009, excluding outstanding options.  The accruals of the PIK dividends were recorded as a charge to Additional Paid-in Capital due to the Company’s accumulated deficit position, and an increase to Convertible Preferred Stock.  The dividends were recorded at fair value and reduced earnings available to common shareholders in the calculation of basic and diluted earnings per share.

index

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

Note 10.  STOCK INCENTIVE PLANS

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

Options were granted in fiscal 2009 under the 2009 Vice President-Operations’ Plan.  All authorized shares from the plan, as approved by the Compensation Committee of the Board of Directors, were granted during 2009.  There are no other authorized shares available for grant as of December 31, 2009 due to the expiration of previously approved plans.  A summary of the status of the Company’s stock option plans as of December 31, 2009, and changes during the year then ended is presented in the table below:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Options	Price	Life	(in thousands)

Outstanding at December 31, 2008	1,624,600	$2.41

Granted	125,000	1.00
Expired	(37,100)	13.82
Cancelled	(211,500)	2.67

Outstanding at December 31, 2009	1,501,000	$1.97	6.81 years	$654

Vested and Exercisable at December 31, 2009	709,334	$2.88	4.85 years	$187

A summary of the status of the Company’s non-vested stock options as of December 31, 2009, and changes during the year then ended is presented in the table below:

		Weighted
		Average
	Options	Fair Value

Non-Vested at December 31, 2008	1,000,000	$0.90

Granted	125,000	0.80
Vested	(333,334)	0.88

Non-Vested at December 31, 2009	791,666	$0.89

index

As of December 31, 2009, total unvested compensation expense associated with stock options amounted to $0.3 million, and is being amortized on a straight-line basis over the respective option’s vesting period.  The weighted average period in which the above compensation cost will be recognized is 1.1 years as of December 31, 2009.  The Company expects all stock options outstanding at December 31, 2009 to vest.  The fair value of options that vested during the years ended December 31, 2009 and 2008 was $0.3 million and $0.1 million, respectively.  The weighted-average grant-date fair value of options granted during the years ended December 31, 2009 and 2008 was $0.80 and $0.90, respectively.  The Company generally issues shares from treasury stock to satisfy stock option exercises.

A summary of the status of the Company’s SARs plans as of December 31, 2009, and changes during the year then ended is presented in the table below:

		Weighted
		Average
	SARs	Fair Value

Non-Vested at December 31, 2008	6,666	$0.80

Granted	38,000	1.55
Vested	(6,000)	1.59
Cancelled	(6,666)	-

Non-Vested at December 31, 2009	32,000	$1.54

Total Outstanding at December 31, 2009	495,267	$1.19

The weighted-average fair value of SARs granted during the years ended December 31, 2009 and 2008 was $1.55 and $0.94, respectively.

See Note 2 for a discussion of accounting for stock awards and related fair value disclosures.

Note 11.  INCOME TAXES

The income tax (benefit) provision from continuing operations is based on the following pre-tax loss:

	2009	2008
	(Amounts in Thousands)

Domestic	$(5,261)	$(18,288)
Foreign	(1,352)	(386)
Total	$(6,613)	$(18,674)

index

The income tax (benefit) provision from continuing operations consists of the following:

	2009	2008
	(Amounts in Thousands)
Current tax (benefit) provision:
Federal	$(516)	$898
State	21	(55)
Foreign	-	(764)
Total	$(495)	$79

Deferred tax provision:
Federal	$-	$-
State	-	-
Foreign	-	48
Total	$-	$48

Total (benefit) provision from continuing operations	$(495)	$127

The tax expense or benefit recorded in continuing operations is generally determined without regard to other categories of earnings, such as a loss from discontinued operations or other comprehensive income.   An exception is provided if there is aggregate pre-tax income from other categories and a pre-tax loss from continuing operations, even if a valuation allowance has been established against deferred tax assets as of the beginning of the year.  The tax benefit allocated to continuing operations is the amount by which the loss from continuing operations reduces the tax expense recorded with respect to the other categories of earnings.  The income tax provision for the year ended December 31, 2008 reflects a tax benefit of $0.5 million recorded to offset the provision recorded under discontinued operations for domestic income taxes on domestic pre-tax income.

Actual income tax (benefit) provision reported from continuing operations is different than would have been computed by applying the federal statutory tax rate to loss from continuing operations before income taxes.  The reasons for this difference are as follows:

	2009	2008
	(Amounts in Thousands)

Benefit from income taxes at statutory rate	$(2,315)	$(6,514)
State income taxes, net of federal benefit	14	(36)
Foreign tax credits	57	-
Net operating losses adjustments	371	(162)
Valuation allowance adjustments	1,723	7,715
Foreign NOL utilization	-	(123)
Permanent items	29	16
Reduction of tax reserves	(432)	(734)
Other, net	58	(35)
Net (benefit from) provision for income taxes	$(495)	$127

index

The significant components of the Company’s deferred income tax liabilities and assets are as follows:

	2009	2008
	(Amounts in Thousands)
Deferred tax liabilities
Inventory costs	$(852)	$(872)

Deferred tax assets
Allowance for doubtful receivables	$58	$115
Accrued expenses and other items	7,075	8,015
Difference between book and tax bases of property	6,492	8,639
Operating loss carry-forwards - domestic	48,627	44,121
Operating loss carry-forwards - foreign	613	131
Tax credit carry-forwards	13,731	13,872
	76,596	74,893
Less valuation allowance	(75,744)	(74,021)
	852	872
Net deferred income tax asset	$-	$-

At December 31, 2009, the Company had approximately $128.3 million of Federal net operating loss carry-forwards (“Federal NOLs”), which will expire in years 2020 through 2029 if not utilized prior to that time.  Due to tax laws governing change in control events and their relation to the Recapitalization, approximately $12.9 million of the Federal NOLs are subject to certain limitations as to the amount that can be used to offset taxable income in any single year.  The remainder of the Company’s domestic and foreign net operating loss carry-forwards relate to certain U.S. operating subsidiaries, and the Company’s Canadian operations, respectively, and can only be used to offset income from these operations.  At December 31, 2009, the Company’s Canadian subsidiary has Canadian net operating loss carry-forwards of approximately $1.8 million that will expire in 2028 and 2029.  The tax credit carry-forwards relate to United States federal minimum tax credits of $1.2 million that have no expiration date, general business credits of $0.1 million that expire in years 2019 through 2022, and foreign tax credit carryovers of $12.4 million that expire in years 2010 through 2017.

Valuation allowances are recorded when it is considered more likely than not that some portion or all of the deferred tax assets will not be realized.  A history of operating losses incurred by the domestic and certain foreign subsidiaries provides significant negative evidence with respect to the Company’s ability to generate future taxable income, a requirement in order to recognize deferred tax assets.  For this reason, the Company was unable to conclude that it was more likely than not that certain deferred tax assets would be utilized in the future.  The valuation allowance relates to federal, state and foreign net operating loss carry-forwards, foreign and domestic tax credits, and certain other deferred tax assets to the extent they exceed deferred tax liabilities with the exception of deferred tax assets of certain foreign subsidiaries which are considered realizable.

Accounting for Uncertainty in Income Taxes

A reconciliation of the beginning and ending balance for liabilities associated with unrecognized tax benefits is as follows (amounts in thousands):

Balances at January 1, 2008	$2,054
Tax positions related to prior years	11
Reductions for tax positions related to prior years	(283)
Lapse of applicable statute of limitations	(463)
Balances at December 31, 2008	1,319
Tax positions related to prior years	140
Reductions for tax positions related to prior years	(159)
Lapse of applicable statute of limitations	(413)
Balances at December 31, 2009	$887

At December 31, 2009 and 2008, the Company had reserves totaling $0.9 million and $1.3 million, respectively, primarily for various foreign income tax issues all of which, if recognized, would affect the effective tax rate.

index

The Company recognizes interest and penalties accrued related to the unrecognized tax benefits in the provision for income taxes.  During 2009 and 2008, the Company recognized an insignificant amount in interest and penalties.  The Company had approximately $0.3 million and $0.4 million for the payment of interest and penalties accrued at December 31, 2009 and 2008, respectively.

The Company believes that it is reasonably possible that the total amount of unrecognized tax benefits will change within the next twelve months.  The Company has certain tax return years subject to statutes of limitation which will close within the next twelve months.  Unless challenged by tax authorities, the closure of those statutes of limitation is expected to result in the recognition of uncertain tax positions in the amount of $0.3 million.

Examination of Tax Returns

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, various states and foreign jurisdictions.  The Company and its subsidiaries are generally no longer subject to U.S. federal, state and local examinations by tax authorities for years before 2005.

In September 2009, the Company was notified by the Internal Revenue Service (“IRS”) that it intended to examine the Company’s 2007 Federal tax return.  The IRS concluded its review in February 2010 and issued a summary report.  The results of the 2007 examination did not have a material effect on the Company’s unrecognized tax benefits, financial condition or results of operations.

Note 12.  LEASE OBLIGATIONS

The Company has entered into non-cancelable operating leases for real property with original lease terms of up to ten years.  In addition, the Company leases manufacturing and data processing equipment under operating leases expiring during the next three years.

In most cases, management expects that in the normal course of business, leases will be renewed or replaced by other leases.  Future minimum lease payments as of December 31, 2009 are as follows (amounts in thousands):

2010	$4,173
2011	3,072
2012	2,168
2013	2,023
2014	2,073
Thereafter	8,825
Total minimum payments	$22,334

Liabilities totaling $0.4 million and $0.6 million were recorded on the Consolidated Balance Sheets at December 31, 2009 and 2008, respectively, related to the Hazelwood, Missouri leased facility which has been partially abandoned and is available for sub-lease.  This facility was abandoned as cost saving measures as a result of efforts to restructure the Company’s operations.  These liabilities are stated at fair value (i.e., discounted), and include estimates of sub-lease revenue.  See Note 16 for further discussion of the liabilities related to the non-cancelable lease of this partially abandoned facility, and Note 17 for the amounts accrued in current and long-term liabilities.

Rental expense for 2009 and 2008 for operating leases from continuing operations was $4.7 million and $5.9 million, respectively.  Also, $0.4 million and $0.5 million of rent was paid and charged against liabilities in 2009 and 2008, respectively, for non-cancelable leases at facilities abandoned as a result of restructuring initiatives.  These payments were offset by sub-lease income of $0.3 million in both years.

Note 13.  RELATED PARTY TRANSACTIONS

Kohlberg & Co., L.L.C., whose affiliate holds all 1,131,551 shares of the Company’s Convertible Preferred Stock, provides ongoing management oversight and advisory services to the Company.  The Company paid $0.5 million annually for such services in 2009 and 2008, and expects to incur $0.5 million annually in future years.  Such amounts are recorded in selling, general and administrative expenses in the Consolidated Statements of Operations.

index

Note 14.  GEOGRAPHIC INFORMATION

The Company operates businesses in the United States and foreign countries.  The operations of businesses within major geographic areas for 2009 and 2008 are summarized as follows (amounts in thousands):

	United
	States	Canada	Europe	Other	Consolidated
2009:
Sales to unaffiliated customers	$126,985	$7,455	$3,570	$3,186	$141,196
Long-lived assets	$32,360	$333	$-	$-	$32,693
Total assets	$63,119	$3,321	$-	$-	$66,440

2008:
Sales to unaffiliated customers	$150,460	$8,938	$4,407	$3,997	$167,802
Long-lived assets	$37,118	$485	$-	$-	$37,603
Total assets	$72,869	$4,426	$-	$-	$77,295

Net sales for each geographic area include sales to unaffiliated customers located in that area, as reported in the Consolidated Statements of Operations.

Note 15.  COMMITMENTS AND CONTINGENCIES

General Environmental Claims

The Company and certain of its current and former direct and indirect corporate predecessors, subsidiaries and divisions are involved in remedial activities at certain present and former locations and have been identified by the United States Environmental Protection Agency (“EPA”), state environmental agencies and private parties as potentially responsible parties (“PRPs”) at a number of hazardous waste disposal sites under the Comprehensive Environmental Response, Compensation and Liability Act (“Superfund”) or equivalent state laws and, as such, may be liable for the cost of cleanup and other remedial activities at these sites.  Responsibility for cleanup and other remedial activities at a Superfund site is typically shared among PRPs based on an allocation formula.  Under the federal Superfund statute, parties could be held jointly and severally liable, thus subjecting them to potential individual liability for the entire cost of cleanup at the site.  Based on its estimate of allocation of liability among PRPs, the probability that other PRPs, many of whom are large, solvent, public companies, will fully pay the costs apportioned to them, currently available information concerning the scope of contamination, estimated remediation costs, estimated legal fees and other factors, the Company has recorded and accrued for environmental liabilities in amounts that it deems reasonable and believes that any liability with respect to these matters in excess of the accruals will not be material.  The ultimate costs will depend on a number of factors and the amount currently accrued represents management’s best current estimate on an undiscounted basis of the total costs to be incurred.  The Company expects this amount to be substantially paid over the next five to ten years.

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

index

Asbestos Claims

A.           The Company has been named as a defendant in eleven lawsuits filed in state court in Alabama by a total of approximately 325 individual plaintiffs.  There are over 100 defendants named in each case.  In all eleven cases, the Plaintiffs claim that they were exposed to asbestos in the course of their employment at a former U.S. Steel plant in Alabama and, as a result, contracted mesothelioma, asbestosis, lung cancer or other illness.  They claim that while in the plant they were exposed to asbestos in products which were manufactured by each defendant.  In nine of the cases, Plaintiffs also assert wrongful death claims.  The Company will vigorously defend the claims against it in these matters.  The liability of the Company cannot be determined at this time.

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

C.            LaBour Pump Company, a former division of an inactive subsidiary of the Company, has been named as a defendant in approximately 400 of the New Jersey cases tendered by Sterling.  The Company has elected to defend these cases, the majority of which have been dismissed or settled for nominal sums.  There are approximately 90 cases which remain active as of December 31, 2009.

While the ultimate liability of the Company related to the asbestos matters above cannot be determined at this time, the Company has recorded and accrued amounts that it deems reasonable for prospective liabilities with respect to this matter.

Other Claims

There are a number of product liability and workers’ compensation claims pending against the Company and its subsidiaries.  Many of these claims are proceeding through the litigation process and the final outcome will not be known until a settlement is reached with the claimant or the case is adjudicated.  The Company estimates that it can take up to ten years from the date of the injury to reach a final outcome on certain claims.  With respect to the product liability and workers’ compensation claims, the Company has provided for its share of expected losses beyond the applicable insurance coverage, including those incurred but not reported to the Company or its insurance providers, which are developed using actuarial techniques. Such accruals are developed using currently available claim information, and represent management’s best estimates, including estimated legal fees, on an undiscounted basis.  The ultimate cost of any individual claim can vary based upon, among other factors, the nature of the injury, the duration of the disability period, the length of the claim period, the jurisdiction of the claim and the nature of the final outcome.

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

index

Note 16.  SEVERANCE, RESTRUCTURING AND RELATED CHARGES

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

A summary of charges (reductions) by major initiative is as follows (amounts in thousands):

	2009	2008

Consolidation of St. Louis manufacturing/distribution facilities	$92	$50
Consolidation of Glit facilities	-	(410)
Total severance, restructuring and related charges	$92	$(360)

Consolidation of St. Louis manufacturing/distribution facilities – In 2002, the Company committed to a plan to consolidate the manufacturing and distribution of the four CCP facilities in the St. Louis, Missouri area.  Management believed that in order to implement a more competitive cost structure, the excess capacity at the four plastic molding facilities in this area would need to be eliminated.  This plan was completed by the end of 2003.  Charges were incurred in 2009 and 2008 associated with adjustments to the non-cancelable lease accrual at the Hazelwood, Missouri facility due to changes in the estimates of future expenses.  Management believes that no further charges will be incurred for this activity, except for potential adjustments to non-cancelable lease liabilities as actual activity compares to assumptions made.  Following is a rollforward of restructuring liabilities by type for the consolidation of St. Louis manufacturing/distribution facilities (amounts in thousands):

Contract
Termination
Costs
Restructuring liabilities at January 1, 2008	$827
Additions	50
Payments	(308)
Restructuring liabilities at December 31, 2008	$569
Additions	92
Payments	(246)
Restructuring liabilities at December 31, 2009	$415

Consolidation of Glit facilities – The Company previously approved a plan to consolidate the manufacturing facilities of its Glit business unit in order to implement a more competitive cost structure.  During the year ended December 31, 2008, the Company entered into an agreement with the lessor of its abandoned Washington, Georgia facility to cancel the Company’s future lease obligations upon a one-time payment.  As a result, the Company recognized $0.4 million income for the reduction of the remaining balance of the non-cancelable lease liability.  Management believes that no further charges will be incurred for this activity.  Following is a rollforward of restructuring liabilities by type for the consolidation of Glit facilities (amounts in thousands):

Contract
Termination
Costs
Restructuring liabilities at January 1, 2008	$626
Payments	(216)
Other	(410)
Restructuring liabilities at December 31, 2008	$-
Additions	-
Payments	-
Restructuring liabilities at December 31, 2009	$-

index

A rollforward of all restructuring liabilities since December 31, 2007 is as follows (amounts in thousands):

Contract
Termination
Costs
Restructuring liabilities at January 1, 2008	$1,453
Additions	50
Payments	(524)
Other	(410)
Restructuring liabilities at December 31, 2008	$569
Additions	92
Payments	(246)
Restructuring liabilities at December 31, 2009	$415

These amounts relate to non-cancelable lease liabilities for abandoned facilities, net of potential sub-lease revenue.  Total maximum potential amount of lease loss, excluding any sub-lease rentals, is $1.0 million as of December 31, 2009.  The Company has included $0.6 million as an offset for sub-lease rentals.  As of December 31, 2009, the Company does not anticipate any further significant severance, restructuring and other related charges in the upcoming year related to the plans discussed above.

The table below summarizes the future obligations for severance, restructuring and other related charges detailed above (amounts in thousands):

2010	$200
2011	215
Total Payments	$415

Note 17.  SUPPLEMENTAL BALANCE SHEET INFORMATION

The following table provides detail regarding other current assets shown on the Consolidated Balance Sheets (amounts in thousands):

	December 31,
	2009	2008
Prepaids	$738	$769
Non-trade miscellaneous receivables	385	434
Note receivable - Metal Truck Box	-	1,200
Insurance claim receivable	-	1,097
Other	21	16
Total	$1,144	$3,516

The following table provides detail regarding other assets shown on the Consolidated Balance Sheets (amounts in thousands):

	December 31,
	2009	2008
Note receivable - Metal Truck Box	$1,200	$-
Rabbi trust assets	631	669
Debt issuance costs, net	345	727
Deposits	267	264
Trade credits	229	-
Other	158	149
Total	$2,830	$1,809

index

The following table provides detail regarding accrued expenses shown on the Consolidated Balance Sheets (amounts in thousands):

	December 31,
	2009	2008
Contingent liabilities	$6,180	$7,025
Advertising and rebates	2,777	2,676
Settlement payment - current	1,900	1,500
Accrued SARs	545	440
Commissions	358	363
Medical self insurance	310	292
Non-cancelable lease liabilities - restructuring	227	219
Professional services	219	534
Accrued relocation expense	210	-
Pension and postretirement benefits	209	208
Accrued utilities	179	197
Property taxes	126	29
Asset retirement obligations	105	-
Deferred rent expense	71	-
Other	836	783
Total	$14,252	$14,266

Contingent liabilities consist of accruals for estimated losses associated with environmental issues and the uninsured portion of general and product liability and workers’ compensation claims.

The following table provides detail regarding other liabilities shown on the Consolidated Balance Sheets (amounts in thousands):

	December 31,
	2009	2008
Pension and postretirement benefits	$2,646	$2,458
Settlement payment - long-term	2,200	4,000
Deferred compensation	1,236	1,555
Accrued income taxes - long-term	887	1,319
Asset retirement obligations	751	827
Deferred rent expense	571	-
Non-cancelable lease liabilities - restructuring	188	351
Deferred lease	260	93
Total	$8,739	$10,603

Note 18.  SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid (refunded) for interest and income taxes during the years ended December 31 was as follows (amounts in thousands):

	2009	2008
Interest	$790	$1,195
Income taxes	$(89)	$(93)

index

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A(T).  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings with the Securities and Exchange Commission (“SEC”) is reported within the time periods specified in the SEC’s rules, regulations and related forms, and that such information is accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate control over financial reporting, as defined in Exchange Act Rule 13a-15(f).  Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2009 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  As a result of this assessment, management concluded that, as of December 31, 2009, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the year ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Item 9B.  OTHER INFORMATION

None.

index

PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding the directors of the Company is incorporated herein by reference to the information set forth under the section entitled “Election of Directors” in the Proxy Statement of Katy Industries, Inc. for its 2010 annual meeting of shareholders (the “2010 Proxy Statement”), which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after December 31, 2009.

Information regarding executive officers of the Company is incorporated herein by reference to the information set forth under the section entitled “Information Concerning Directors and Executive Officers” in the 2010 Proxy Statement.

Information regarding compliance with Section 16 of the Securities Exchange Act of 1934 is incorporated herein by reference to the information set forth under the Section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2010 Proxy Statement.

Information regarding the Company’s Code of Ethics is incorporated herein by reference to the information set forth under the Section entitled “Code of Ethics” in the 2010 Proxy Statement.

Item 11.  EXECUTIVE COMPENSATION

Information regarding compensation of executive officers is incorporated herein by reference to the information set forth under the section entitled “Executive Compensation” in the 2010 Proxy Statement.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding beneficial ownership of stock by certain beneficial owners and by management of the Company is incorporated by reference to the information set forth under the section “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management” in the 2010 Proxy Statement.

Equity Compensation Plan Information

The following table represents information as of December 31, 2009 with respect to equity compensation plans under which shares of the Company’s common stock are authorized for issuance:

			Number of Securities
			Remaining Available for
	Number of Securities to	Weighted-average	Future Issuances Under Equity
	Be Issued on Exercise of	Exercise Price of	Compensation Plans
	Outstanding Option,	Outstanding Options,	(Excluding Securities
Plan Category	Warrants and Rights	Warrants and Rights	Reflected in Column (a))

	(a)	(b)	(c)
Equity Compensation
Plans Approved by
Stockholders	284,250	$5.66	0

Equity Compensation
Plans Not Approved by
Stockholders	1,712,017	$2.20	628,513

Total	1,996,267		628,513

index

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

On November 21, 2002, the Board of Directors approved the 2002 Stock Appreciation Rights Plan (the “2002 SAR Plan”), authorizing the issuance of up to 1,000,000 SARs.  Vesting of the SARs occurs ratably over three years from the date of issue.  The 2002 SAR Plan provides limitations on redemption by holders, specifying that no more than 50% of the cumulative number of vested SARs held by an employee could be exercised in any one calendar year.  The SARs expire ten years from the date of issue.  In 2009, 5,000 SARs each were granted to four employees, and 3,000 SARs each were granted to four employees, with an exercise price of $1.70.  Also in 2009 and 2008, 2,000 SARs each were granted to three directors with a Stand-Alone Stock Appreciation Rights Agreement.  These SARs vest immediately and have an exercise price of $0.96 and $1.15, respectively.  At December 31, 2009, Katy had 495,267 SARs outstanding at a weighted average exercise price of $1.19.  The 2002 SAR Plan also provides that in the event of a Change in Control of the Company, all outstanding SARs may become fully vested.  In accordance with the 2002 SAR Plan, a “Change in Control” is deemed to have occurred upon any of the following events: 1) a sale of 100 percent of the Company’s outstanding capital stock, as may be outstanding from time to time; 2) a sale of all or substantially all of the Company’s operating subsidiaries or assets; or 3) a transaction or series of transactions in which any third party acquires an equity ownership in the Company greater than that held by KKTY Holding Company, L.L.C. and in which Kohlberg relinquishes its right to nominate a majority of the candidates for election to the Board of Directors.

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

On October 27, 2008, the Company entered into an employment agreement with Edward Carter, its Vice President – Sales and Marketing.  To induce Mr. Carter to enter into the employment agreement, the Compensation Committee of the Board of Directors approved the Katy Industries, Inc. 2008 Vice President – Sales and Marketing’s Plan (the “2008 Vice President – Sales and Marketing’s Plan”).  Under this plan, Mr. Carter was granted 125,000 stock options.  These options vest in three equal annual installments beginning on the first anniversary of the grant date of October 27, 2008.

On April 13, 2009, the Company entered into an employment agreement with Robert D. Redmond, its Vice President – Operations.  To induce Mr. Redmond to enter into the employment agreement, the Compensation Committee of the Board of Directors approved the Katy Industries, Inc. 2009 Vice President –Operations’ Plan (the “2009 Vice President – Operations’ Plan”).  Under this plan, Mr. Redmond was granted 125,000 stock options.  These options vest in three equal annual installments beginning on the first anniversary of the grant date of April 13, 2009.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions with management is incorporated herein by reference to the information set forth under the section entitled “Executive Compensation” in the 2010 Proxy Statement.

index

Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Information regarding principal accountant fees and services is incorporated herein by reference to the information set forth under the section entitled “Proposal 2 – Ratification of the Independent Public Auditors” in the 2010 Proxy Statement.

PART IV

Item 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)  1.  Financial Statements

The following financial statements of the Company are set forth in Part II, Item 8, of this Form 10-K:

     - Consolidated Balance Sheets as of December 31, 2009 and 2008
     - Consolidated Statements of Operations for the years ended December 31, 2009 and 2008
     - Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2009 and 2008
     - Consolidated Statements of Cash Flows for the years ended December 31, 2009 and 2008
     - Notes to Consolidated Financial Statements

                      2.  Exhibits

The exhibits filed with this report are listed on the “Exhibit Index.”

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 25, 2010                                                                                          KATY INDUSTRIES, INC.
                Registrant

/S/ David J. Feldman
       David J. Feldman
  President and Chief Executive Officer

        /S/ James W. Shaffer
                                                                                                                              James W. Shaffer
Vice President, Treasurer and Chief Financial Officer

index

POWER OF ATTORNEY

Each person signing below appoints David J. Feldman and James W. Shaffer, or either of them, his attorneys-in-fact for him in any and all capacities, with power of substitution, to sign any amendments to this report, and to file the same with any exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of this 25th day of March, 2010.

Signature	Title

/S/ William F. Andrews	Chairman of the Board and Director
William F. Andrews

/S/ David J. Feldman	President, Chief Executive Officer and Director
David J. Feldman	(Principal Executive Officer)

/S/ James W. Shaffer	Vice President, Treasurer and Chief Financial Officer
James W. Shaffer	(Principal Financial and Accounting Officer)

/S/ Christopher Anderson	Director
Christopher Anderson

/S/ Robert M. Baratta	Director
Robert M. Baratta

/S/ Daniel B. Carroll	Director
Daniel B. Carroll

/S/ Wallace E. Carroll, Jr.	Director
Wallace E. Carroll, Jr.

/S/ Samuel P. Frieder	Director
Samuel P. Frieder

/S/ Christopher Lacovara	Director
Christopher Lacovara

/S/ Shant Mardirossian	Director
Shant Mardirossian

index

KATY INDUSTRIES, INC.
EXHIBIT INDEX
DECEMBER 31, 2009

Exhibit Number	Exhibit Title

2	Preferred Stock Purchase and Recapitalization Agreement, dated as of June 2, 2001 (incorporated by reference to Annex B to the Company’s Proxy Statement on Schedule 14A filed June 8, 2001).	*
3.1	The Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K on July 13, 2001).	*
3.2	The By-laws of the Company, as amended (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q filed May 15, 2001).	*
10.1	Amended and Restated Katy Industries, Inc. 1995 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed August 9, 2006).	*
10.2	Katy Industries, Inc. Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-8 filed June 21, 1995).	*
10.3	Katy Industries, Inc. Supplemental Retirement and Deferral Plan effective as of June 1, 1995 (incorporated by reference to Exhibit 10.4 to Company’s Annual Report on Form 10-K filed April 1, 1996).	*
10.4	Katy Industries, Inc. Directors’ Deferred Compensation Plan effective as of June 1, 1995 (incorporated by reference to Exhibit 10.5 to Company’s Annual Report on Form 10-K filed April 1, 1996).	*
10.5	Employment Agreement dated as of April 21, 2008 between David J. Feldman and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed May 13, 2008).	*
10.6	Katy Industries, Inc. 2008 Chief Executive Officer’s Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed May 13, 2008).	*
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

*
10.9	Katy Industries, Inc. 2008 Chief Financial Officer’s Plan, (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K dated March 31, 2009).	*
10.10	Katy Industries, Inc. 2008 Vice President, Sales and Marketing’s Plan, (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K dated March 31, 2009).	*
10.11
Vice President, Operations Employment Offer Letter dated as of March 31, 2009 between Robert D. Redmond and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed August 13, 2009).

*
10.12	Katy Industries, Inc. 2009 Vice President, Operations’ Plan, (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed August 13, 2009).	*
10.13	Katy Industries, Inc. 2002 Stock Appreciation Rights Plan, dated November 21, 2002, (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K dated April 15, 2003).	*
10.14	Katy Industries, Inc. Executive Bonus Plan dated December 2001 (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K dated April 15, 2005).	*

index

10.15
Second Amended and Restated Loan Agreement dated as of November 30, 2007 with Bank of America, (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 5, 2007).

*
10.16	Amended and Restated Katy Industries, Inc. 1997 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.20 of the Company’s Quarterly Report on Form 10-Q filed August 9, 2006).	*
10.17	Stand-Alone Stock Appreciation Rights Agreement (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed September 6, 2006).	*
10.18	Director Compensation Arrangements	**
21	Subsidiaries of Registrant	**
23	Consent of Independent Registered Public Accounting Firm	**

31.1	CEO Certification pursuant to Securities Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	**
31.2	CFO Certification pursuant to Securities Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	**
32.1	CEO Certification required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**#
32.2	CFO Certification required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**#

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