Form 10-Q
period 2010-05-13
KATY INDUSTRIES INC
filed 2010-05-13
CIK 54681

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

[  x ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  April 2, 2010

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class	Outstanding at April 30, 2010
Common Stock, $1 Par Value	7,951,176 Shares

KATY INDUSTRIES, INC.
FORM 10-Q
April 2, 2010

index

PART I  FINANCIAL INFORMATION

Item 1.  Financial Statements

KATY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF APRIL 2, 2010 (UNAUDITED) AND DECEMBER 31, 2009
 (Amounts in Thousands)

ASSETS

	April 2,	December 31,
	2010	2009
CURRENT ASSETS:

Cash	$635	$747
Accounts receivable, net	14,641	12,831
Inventories, net	16,854	16,195
Other current assets	1,217	1,144

Total current assets	33,347	30,917

OTHER ASSETS:

Goodwill	665	665
Intangibles, net	3,878	4,010
Other	2,830	2,830

Total other assets	7,373	7,505

PROPERTY AND EQUIPMENT
Land and improvements	336	336
Buildings and improvements	9,519	9,514
Machinery and equipment	91,768	91,585

	101,623	101,435
Less - Accumulated depreciation	(75,114)	(73,417)

Property and equipment, net	26,509	28,018

Total assets	$67,229	$66,440

See Notes to Condensed Consolidated Financial Statements.

index

KATY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF APRIL 2, 2010 (UNAUDITED) AND DECEMBER 31, 2009
 (Amounts in Thousands, Except Share Data)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	April 2,	December 31,
	2010	2009
CURRENT LIABILITIES:

Accounts payable	$11,794	$10,476
Book overdraft	702	1,285
Accrued compensation	2,799	2,614
Accrued expenses	14,592	14,252
Current maturities of long-term debt	6,511	6,899
Revolving credit agreement	11,451	8,856

Total current liabilities	47,849	44,382

OTHER LIABILITIES	8,172	8,739

Total liabilities	56,021	53,121

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS’ EQUITY
15% Convertible preferred stock, $100 par value; authorized
1,200,000 shares; issued and outstanding 1,131,551 shares;
liquidation value $113,155	108,256	108,256
Common stock, $1 par value; authorized 35,000,000 shares;
issued 9,822,304 shares	9,822	9,822
Additional paid-in capital	27,324	27,246
Accumulated other comprehensive loss	(2,056)	(2,053)
Accumulated deficit	(110,701)	(108,515)
Treasury stock, at cost, 1,871,128 shares	(21,437)	(21,437)

Total stockholders' equity	11,208	13,319

Total liabilities and stockholders' equity	$67,229	$66,440

See Notes to Condensed Consolidated Financial Statements.

index

KATY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED APRIL 2, 2010 AND APRIL 3, 2009
(Amounts in Thousands, Except Per Share Data)
(Unaudited)

	April 2,	April 3,
	2010	2009

Net sales	$33,839	$35,092
Cost of goods sold	29,837	29,955
Gross profit	4,002	5,137
Selling, general and administrative expenses	6,033	7,164
Operating loss	(2,031)	(2,027)
Interest expense	(289)	(309)
Other, net	101	(73)

Loss before income tax benefit (provision)	(2,219)	(2,409)
Income tax benefit (provision)	33	(6)

Net loss	$(2,186)	$(2,415)

Loss per share of common stock - Basic and diluted:
Net loss	$(0.27)	$(0.30)

Weighted average common shares outstanding:
Basic and diluted	7,951	7,951

See Notes to Condensed Consolidated Financial Statements.

index

KATY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED APRIL 2, 2010 AND APRIL 3, 2009
(Amounts in Thousands)
(Unaudited)

	April 2,	April 3,
	2010	2009
Cash flows from operating activities:
Net loss	$(2,186)	$(2,415)
Depreciation	1,616	1,539
Amortization of intangible assets	135	117
Amortization of debt issuance costs	96	96
Stock-based compensation	59	7
	(280)	(656)
Changes in operating assets and liabilities:
Accounts receivable	(1,780)	(1,479)
Inventories	(599)	4,032
Other assets	(177)	1,148
Accounts payable	1,293	(728)
Accrued expenses	526	(214)
Other	(566)	(749)
	(1,303)	2,010

Net cash (used in) provided by operating activities	(1,583)	1,354

Cash flows from investing activities:
Capital expenditures	(89)	(186)

Net cash used in investing activities	(89)	(186)

Cash flows from financing activities:
Net borrowings (repayments) on revolving loans	2,555	(131)
Decrease in book overdraft	(583)	(513)
Repayments of term loans	(388)	(375)

Net cash provided by (used in) financing activities	1,584	(1,019)

Effect of exchange rate changes on cash	(24)	23
Net (decrease) increase in cash	(112)	172
Cash, beginning of period	747	683
Cash, end of period	$635	$855

See Notes to Condensed Consolidated Financial Statements.

index

KATY INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

Note 1.  SIGNIFICANT ACCOUNTING POLICIES

Consolidation Policy and Basis of Presentation – The condensed consolidated financial statements include the accounts of Katy Industries, Inc. and subsidiaries in which it has a greater than 50% interest, collectively “Katy” or the “Company”.  All significant intercompany accounts, profits and transactions have been eliminated in consolidation.  The Condensed Consolidated Balance Sheet at April 2, 2010 and the related Condensed Consolidated Statements of Operations for the three months ended April 2, 2010 and April 3, 2009 and Cash Flows for the three months ended April 2, 2010 and April 3, 2009 have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial condition, results of operations and cash flows of the Company for the interim period.  Interim results may not be indicative of results to be realized for the entire year.  The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.  The Condensed Consolidated Balance Sheet as of December 31, 2009 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States (“GAAP”).

Fiscal Year – The Company operates and reports using a 4-4-5 fiscal year which always ends on December 31.  As a result, December and January do not typically consist of five and four weeks, respectively.  The three months ended April 2, 2010 consisted of 64 shipping days and the three months ended April 3, 2009 consisted of 66 shipping days.

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

Certain reclassifications on the cash flows statement were made to the 2009 amounts in order to conform to the 2010 presentation.

Inventories – The components of inventories are as follows (amounts in thousands):

	April 2,	December 31,
	2010	2009

Raw materials	$10,014	$10,240
Finished goods	11,950	10,744
Inventory reserves	(1,252)	(1,315)
LIFO reserve	(3,858)	(3,474)
	$16,854	$16,195

        At April 2, 2010 and December 31, 2009, approximately 55% and 56%, respectively, of Katy’s inventories were accounted for using the last-in, first-out (“LIFO”) method of costing, while the remaining inventories were accounted for using the first-in, first-out (“FIFO”) method.  Current cost, as determined using the FIFO method, exceeded LIFO cost by $3.9 million and $3.5 million at April 2, 2010 and December 31, 2009, respectively.

Share-Based Payment – Compensation cost recognized during the three months ended April 2, 2010 and April 3, 2009 includes: a) compensation cost for all stock options granted prior to, but not yet vested as of January 1, 2006, and granted subsequent to January 1, 2006, based on the grant date fair value amortized over the options’ vesting period and b) compensation cost for outstanding stock appreciation rights (“SARs”) as of April 2, 2010 and April 3, 2009 based on the April 2, 2010 and April 3, 2009 fair value, respectively.

index

Compensation expense (income) is included in selling, general and administrative expense in the Condensed Consolidated Statements of Operations.  The components of compensation expense (income) are as follows (amounts in thousands):

	Three Months Ended
	April 2,	April 3,
	2010	2009

Stock option expense	$78	$161
Stock appreciation right income	(19)	(154)
	$59	$7

The fair value of stock options is estimated at the date of grant using a Black-Scholes option pricing model.  As the Company does not have sufficient historical exercise data to provide a basis for estimating the expected term, the Company uses the simplified method for estimating the expected term by averaging the minimum and maximum lives expected for each award.  In addition, the Company estimated volatility by considering its historical stock volatility over a term comparable to the remaining expected life of each award.  The risk-free interest rate is the current yield available on U.S. treasury issues with a remaining term equal to each award.  The Company estimates forfeitures using historical results.  Its estimates of forfeitures will be adjusted over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from their estimate.  There were no stock options granted during each of the three months ended April 2, 2010 and April 3, 2009.

The fair value of SARs, a liability award, was estimated at April 2, 2010 and April 3, 2009 using a Black-Scholes option pricing model.  The Company estimated the expected term by averaging the minimum and maximum lives expected for each award.  In addition, the Company estimated volatility by considering its historical stock volatility over a term comparable to the remaining expected life of each award.  The risk-free interest rate is the current yield available on U.S. treasury issues with a remaining term equal to each award.  The Company estimates forfeitures using historical results.  Its estimates of forfeitures will be adjusted over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from their estimate.  The assumptions for expected term, volatility and risk-free rate are presented in the table below:

	April 2,	April 3,
	2010	2009

Expected term (years)	1.2 - 6.5	0.1 - 4.6
Volatility	126.9% - 182.2%	127.5% - 203.4%
Risk-free interest rate	0.5% - 3.2%	0.2% - 1.8%

Comprehensive Loss – The components of comprehensive loss are as follows (amounts in thousands):

	Three Months Ended
	April 2,	April 3,
	2010	2009

Net loss	$(2,186)	$(2,415)
Foreign currency translation losses	(3)	(34)
Comprehensive loss	$(2,189)	$(2,449)

The components of accumulated other comprehensive loss are foreign currency translation adjustments and pension and other postretirement benefits adjustments.  The balance of foreign currency translation adjustments was $0.8 million at each of April 2, 2010 and December 31, 2009.  The balance of pension and other postretirement benefits adjustments was $1.3 million at each of April 2, 2010 and December 31, 2009.

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

Note 3.  INTANGIBLE ASSETS

Following is detailed information regarding Katy’s intangible assets (amounts in thousands):

	April 2,			December 31,
	2010			2009
	Gross	Accumulated	Net Carrying	Gross	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Patents	$1,205	$(977)	$228	$1,202	$(952)	$250
Customer lists	10,231	(8,630)	1,601	10,231	(8,582)	1,649
Tradenames	5,054	(3,005)	2,049	5,054	(2,943)	2,111
Total	$16,490	$(12,612)	$3,878	$16,487	$(12,477)	$4,010

All of Katy’s intangible assets are definite long-lived intangibles.  Estimated aggregate future amortization expense related to intangible assets is as follows (amounts in thousands):

2010 (remainder)	$404
2011	512
2012	487
2013	466
2014	449
Thereafter	1,560
$3,878

index

Note 4.  INDEBTEDNESS

Long-term debt consists of the following (amounts in thousands):

	April 2,	December 31,
	2010	2009

Term loan payable under the Bank of America Credit Agreement, interest
based on LIBOR and Prime Rates (3.00% - 4.25%), due through Nov 2010	$6,511	$6,899
Revolving loans payable under the Bank of America Credit Agreement,
interest based on LIBOR and Prime Rates (2.75% - 4.75%)	11,451	8,856
Total debt	17,962	15,755
Less revolving loans, classified as current	(11,451)	(8,856)
Less current maturities	(6,511)	(6,899)
Long-term debt	$-	$-

Aggregate remaining scheduled maturities of the Term Loan as of April 2, 2010 are as follows (amounts in thousands):

2010 (remainder)	$6,511
$6,511

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

The annual amortization on the Term Loan, paid quarterly, is $1.5 million with final payment of $5.8 million due November 30, 2010.  At April 2, 2010, the balance of the Term Loan was $6.5 million and was classified as current.  The Term Loan is collateralized by the Company’s property, plant and equipment.  The Revolving Credit Facility matures on November 30, 2010 and all extensions of credit are collateralized by a first priority security interest in and lien upon the capital stock of each material domestic subsidiary of the Company (65% of the capital stock of certain foreign subsidiaries of the Company), and all present and future assets and properties of the Company.

The Company’s borrowing base under the Bank of America Credit Agreement is determined by eligible inventory and accounts receivable, amounting to $20.4 million at April 2, 2010, and is reduced by the outstanding amount of standby and commercial letters of credit.  The Bank of America Credit Agreement requires the Company to maintain a minimum level of availability such that its eligible collateral must exceed the sum of its outstanding borrowings under the Revolving Credit Facility and letters of credit by at least $5.0 million.  Currently, the Company’s largest letters of credit relate to its casualty insurance programs. At April 2, 2010, total outstanding letters of credit were $3.2 million.  In addition, the Bank of America Credit Agreement prohibits the Company from paying dividends on its securities, other than dividends paid solely in securities.

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

All of the debt under the Bank of America Credit Agreement is re-priced to current rates at frequent intervals.  Therefore, its fair value approximates its carrying value at April 2, 2010.  For each of the three months ended April 2, 2010 and April 3, 2009, the Company had amortization of debt issuance costs, included within interest expense, of $0.1 million.

index

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

Information regarding the Company’s net periodic benefit cost for pension and other postretirement benefit plans for the three months ended April 2, 2010 and April 3, 2009 is as follows (amounts in thousands):

	Pension Benefits		Other Benefits
	Three Months Ended		Three Months Ended
	April 2,	April 3,	April 2,	April 3,
	2010	2009	2010	2009
Components of net periodic benefit cost:
Interest cost	$18	$19	$33	$36
Expected return on plan assets	(15)	(13)	-	-
Amortization of net loss	11	11	8	-
Net periodic benefit cost	$14	$17	$41	$36

During the three months ended April 2, 2010, the Company made contributions to the pension plans of $10,000.  The Company expects to contribute an additional $31,000 to the pension plans throughout the remainder of 2010.  The Company uses a December 31 measurement date for its pension and other postretirement benefit plans.  The fair value of plan assets was determined by using quoted prices in active markets for identical assets (Level 1 inputs per the fair value hierarchy).

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

index

The following table summarizes stock option activity under each of the Company’s applicable plans:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Options	Price	Life	(in thousands)

Outstanding at December 31, 2009	1,501,000	$1.97

Granted	-	$-
Exercised	-	$-
Expired	(8,000)	$9.50
Cancelled	-	$-

Outstanding at April 2, 2010	1,493,000	$1.93	6.60 years	$654

Vested and Exercisable at April 2, 2010	701,334	$2.80	4.65 years	$187

As of April 2, 2010, total unvested compensation expense associated with stock options amounted to $0.2 million and is being amortized on a straight-line basis over the respective options’ vesting period.  The weighted average period in which the above compensation cost will be recognized is 0.8 years as of April 2, 2010.

A summary of the status of the Company’s non-vested stock options as of April 2, 2010 is presented in the table below:

		Weighted
		Average
		Grant Date
	Options	Fair Value

Non-Vested at December 31, 2009	791,666	$0.89

Granted	-	$-
Vested	-	$-
Cancelled	-	$-

Non-Vested at April 2, 2010	791,666	$0.89

The following table summarizes SARs activity under each of the Company’s applicable plans:

		Weighted
		Average
	SARs	Fair Value

Non-Vested at December 31, 2009	32,000	$1.54

Granted	60,000	$1.59
Vested	-	$-
Cancelled	-	$-

Non-Vested at April 2, 2010	92,000	$1.58

Total Outstanding at April 2, 2010	555,267	$1.19

index

Note 7.  INCOME TAXES

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, various states and foreign jurisdictions.  The Company and its subsidiaries are generally no longer subject to U.S. federal, state and local examinations by tax authorities for years before 2005.

As of April 2, 2010 and December 31, 2009, the Company had deferred tax assets, net of deferred tax liabilities, of $75.7 million.  Domestic net operating loss (“NOL”) carry forwards comprised $48.6 million of the deferred tax assets for both periods.  Katy’s history of operating losses in many of its taxing jurisdictions provides significant negative evidence with respect to the Company’s ability to generate future taxable income.  As a result, valuation allowances have been recorded as of such dates for the full amount of deferred tax assets, net of the amount of deferred tax liabilities, and tax benefits were not recorded on the pre-tax net loss for the three months ended April 2, 2010.

Accounting for Uncertainty in Income Taxes

Included in the balances at April 2, 2010 and December 31, 2009 are $0.8 million and $0.9 million, respectively, of liabilities for unrecognized tax benefits.  Because of the impact of deferred tax accounting, other than interest and penalties, the recognition of these liabilities would not affect the annual effective tax rate.  The income tax benefit for the three months ended April 2, 2010 primarily reflects current tax benefit for the recognition of uncertain tax positions of $0.1 million due to the expiration of certain statutes of limitations.   The Company anticipates reductions to the total amount of unrecognized tax benefits of an additional $0.3 million within the next twelve months due to expiring statutes of limitations.

The Company recognizes interest and penalties accrued related to the unrecognized tax benefits in the income tax provision.  The Company had approximately $0.3 million of interest and penalties accrued at each of April 2, 2010 and December 31, 2009, respectively.

Note 8.  RELATED PARTY TRANSACTIONS

Kohlberg & Co., L.L.C. (“Kohlberg”), whose affiliate holds all 1,131,551 shares of the Company’s Convertible Preferred Stock, provides ongoing management oversight and advisory services to the Company.  At April 2, 2010, the Company owed Kohlberg $0.1 million for these services.  This amount is recorded in accounts payable in the Condensed Consolidated Balance Sheets and selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

Note 9.  COMMITMENTS AND CONTINGENCIES

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

B.           Sterling Fluid Systems (USA) (“Sterling”) has tendered approximately 2,750 cases pending in Michigan, New Jersey, New York, Illinois, Nevada, Mississippi, Wyoming, Louisiana, Georgia, Massachusetts, Missouri, Kentucky, California and Canada to the Company for defense and indemnification.  With respect to one case, Sterling has demanded that the Company indemnify it for a $200,000 settlement.  Sterling bases its tender of the complaints on the provisions contained in a 1993 Purchase Agreement between the parties whereby Sterling purchased the LaBour Pump business and other assets from the Company.  Sterling has not filed a lawsuit against the Company in connection with these matters.

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

C.           LaBour Pump Company, a former division of an inactive subsidiary of the Company, has been named as a defendant in approximately 400 of the New Jersey cases tendered by Sterling.  The Company has elected to defend these cases, the majority of which have been dismissed or settled for nominal sums.  There are approximately 80 cases which remain active as of April 2, 2010.

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

Contract
Termination
Costs
Restructuring liabilities at December 31, 2009	$415
Additions	-
Payments	(27)
Restructuring liabilities at April 2, 2010	$388

These amounts relate to non-cancelable lease liabilities for abandoned facilities, net of potential sub-lease revenue.  Total maximum potential amount of lease loss, excluding any sub-lease rentals, is $0.9 million as of April 2, 2010.  The Company has included $0.5 million as an offset for sub-lease rentals.  As of April 2, 2010, the Company does not anticipate any further significant severance, restructuring and other related charges in the upcoming year related to the plans discussed above.

The table below summarizes the future obligations for severance, restructuring and other related charges detailed above (amounts in thousands):

2010 (remainder)	$171
2011	217
$388

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report and the information incorporated by reference in this report contain various “forward-looking statements” as defined in Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act of 1934, as amended.  The forward-looking statements are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management.  We have based these forward-looking statements on current expectations and projections about future events and trends affecting the financial condition of our business. Additional information concerning these and other risks and uncertainties is included in Item 1A under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009.  Words and phrases such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “projects,” “may,” “should,” “will,”  “continue,” “is subject to,” and the like are intended to identify forward-looking statements.  The results referred to in forward-looking statements may differ materially from actual results because they involve estimates, assumptions and uncertainties.  Forward-looking statements included herein are as of the date hereof and we undertake no obligation to revise or update such statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.  All forward-looking statements should be viewed with caution.  These forward-looking statements are subject to risks and uncertainties that may lead to results that differ materially from those expressed in any forward-looking statement made by us or on our behalf, including, among other things:

index

-	Increases in the cost of, or in some cases continuation of, the current price levels of thermoplastic resins, paper board packaging, and other raw materials.

-	Our inability to reduce product costs, including manufacturing, sourcing, freight, and other product costs.

-	Our inability to protect our intellectual property rights adequately.

-	Our inability to control our raw materials costs.

-	Our inability to expand our customer base and increase corresponding revenues.

-	Our inability to achieve product price increases, especially as they relate to potentially higher raw material costs.

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

index

RESULTS OF OPERATIONS

Three Months Ended April 2, 2010 versus Three Months Ended April 3, 2009

Net sales decreased 3.6% from $35.1 million during the three months ended April 3, 2009 to $33.8 million during the three months ended April 2, 2010.  Overall, this decline was a result of two fewer shipping days in the quarter (64 days in the three months ended April 2, 2010 versus 66 days in the three months ended April 3, 2009).  Gross margin was 11.8% for the three months ended April 2, 2010, a decrease of 2.8 percentage points from the same period a year ago.  Gross margin was impacted by an unfavorable variance in our LIFO adjustment of $1.6 million resulting from an increase in resin prices.  Excluding the LIFO adjustment, gross margin increased 1.7 percentage points from the first quarter of 2009.  The increase was a result of improvements in productivity, including the related impact on material costs and scrap reduction, as well as better sourcing results from lower cost countries.

Selling, general and administrative expenses were $6.0 million for the three months ended April 2, 2010, a $1.1 million reduction from the same period a year ago.  The decrease was primarily due to prior year expenses associated with the transition and hiring of executive level personnel and a decrease in self-insurance accruals.

The income tax benefit for the three months ended April 2, 2010 includes a benefit for the recognition of uncertain tax positions of $0.1 million as the statutes of limitations on certain tax years expired.

Overall, we reported a net loss of $2.2 million, or $0.27 per share, for the first quarter of 2010, as compared to a net loss of $2.4 million, or $0.30 per share, for the first quarter of 2009.

LIQUIDITY AND CAPITAL RESOURCES

We require funding for working capital needs and capital expenditures.  We believe that our cash flow from operations and the use of available borrowings under the Bank of America Credit Agreement (as defined below) provide sufficient liquidity for our operations going forward.  As of April 2, 2010, we had cash of $0.6 million as compared to cash of $0.7 million at December 31, 2009.  As of April 2, 2010, we had outstanding borrowings of $18.0 million (62% of total capitalization) under the Bank of America Credit Agreement (as defined below), which matures on November 30, 2010.  Our unused borrowing availability at April 2, 2010 on the Revolving Credit Facility (as defined below) was $0.7 million after the $5.0 million minimum availability requirement discussed below.  As of December 31, 2009, we had outstanding borrowings of $15.8 million (54% of total capitalization) with unused borrowing availability of $1.3 million after the $5.0 million minimum availability requirement.

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

The annual amortization on the Term Loan, paid quarterly, is $1.5 million with final payment of $5.8 million due November 30, 2010.  At April 2, 2010, the balance of the Term Loan was $6.5 million and was classified as current.  The Term Loan is collateralized by the Company’s property, plant and equipment.  The Revolving Credit Facility matures on November 30, 2010 and all extensions of credit are collateralized by a first priority security interest in and lien upon the capital stock of each material domestic subsidiary of the Company (65% of the capital stock of certain foreign subsidiaries of the Company), and all present and future assets and properties of the Company.

The Company’s borrowing base under the Bank of America Credit Agreement is determined by eligible inventory and accounts receivable, amounting to $20.4 million at April 2, 2010, and is reduced by the outstanding amount of standby and commercial letters of credit.  The Bank of America Credit Agreement requires the Company to maintain a minimum level of availability such that its eligible collateral must exceed the sum of its outstanding borrowings under the Revolving Credit Facility and letters of credit by at least $5.0 million.  Currently, the Company’s largest letters of credit relate to its casualty insurance programs. At April 2, 2010, total outstanding letters of credit were $3.2 million.  In addition, the Bank of America Credit Agreement prohibits the Company from paying dividends on its securities, other than dividends paid solely in securities.

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

index

All of the debt under the Bank of America Credit Agreement is re-priced to current rates at frequent intervals.  Therefore, its fair value approximates its carrying value at April 2, 2010.  For each of the three months ended April 2, 2010 and April 3, 2009, the Company had amortization of debt issuance costs, included within interest expense, of $0.1 million.

Cash Flows

Cash used in operating activities before changes in operating assets and liabilities was $0.3 million in the first quarter of 2010 as compared to $0.7 million in the same period of 2009.  This variance was primarily a result of a $0.2 million reduction in net loss from operations quarter over quarter.  Changes in operating assets and liabilities used $1.3 million in the first quarter of 2010 as compared to providing $2.0 million in the same period of 2009.  This variance was a result of an increase in accounts receivable and inventories, partially offset by an increase in accounts payable.  The change in accounts receivable was due to increased sales from the fourth quarter of 2009 to the first quarter of 2010, and the increase in inventory was due to the timing of mop purchases.  The increase in accounts payable was primarily a result of improved payment terms with certain vendors and the timing of mop and resin purchases.  As of April 2, 2010 we were turning our inventory at 4.2 times per year as compared to 3.9 times per year as of December 31, 2009 and 4.5 times per year as of April 3, 2009.

Cash flows used in financing activities in the first quarter of 2010 reflect a $2.2 million increase in our debt levels since December 31, 2009.

OFF-BALANCE SHEET ARRANGEMENTS

As of April 2, 2010, the Company had no off-balance sheet arrangements.

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

CRITICAL ACCOUNTING POLICIES

        We disclosed details regarding certain of our critical accounting policies in the Management’s Discussion and Analysis section of our Annual Report on Form 10-K for the year ended December 31, 2009 (Part II, Item 7).  There have been no changes to these policies as of April 2, 2010.

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

index

Changes in Internal Control over Financial Reporting

There have been no changes in Katy’s internal control over financial reporting during the quarter ended April 2, 2010 that have materially affected, or are reasonably likely to materially affect, Katy’s internal control over financial reporting.

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

Item 1A.  RISK FACTORS

We are affected by risks specific to us as well as factors that affect all businesses operating in a global market.  The significant factors known to us that could materially adversely affect our business, financial condition, or operating results are described in Part I, Item 1A of our Annual Report on Form 10-K, filed on March 25, 2010.  There has been no material change in those risk factors.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.  (REMOVED AND RESERVED)

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

KATY INDUSTRIES, INC.
Registrant

DATE: May 13, 2010                                                                                                By /s/ David J. Feldman
David J. Feldman
President and Chief Executive Officer

     By /s/ James W. Shaffer
James W. Shaffer
Vice President, Treasurer and Chief Financial Officer