Form 10-Q
period 2010-08-12
KATY INDUSTRIES INC
filed 2010-08-12
CIK 54681

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

[  x ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  July 2, 2010

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class	Outstanding at July 31, 2010
Common Stock, $1 Par Value	7,951,176 Shares

KATY INDUSTRIES, INC.
FORM 10-Q
July 2, 2010

index

PART I  FINANCIAL INFORMATION

Item 1.  Financial Statements

KATY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF JULY 2, 2010 (UNAUDITED) AND DECEMBER 31, 2009
 (Amounts in Thousands)

ASSETS

	July 2,	December 31,
	2010	2009
CURRENT ASSETS:

Cash	$1,220	$747
Accounts receivable, net	16,828	12,831
Inventories, net	16,076	16,195
Other current assets	3,897	1,144

Total current assets	38,021	30,917

OTHER ASSETS:

Goodwill	665	665
Intangibles, net	3,754	4,010
Other	3,132	2,830

Total other assets	7,551	7,505

PROPERTY AND EQUIPMENT
Land and improvements	336	336
Buildings and improvements	9,527	9,514
Machinery and equipment	91,775	91,585

	101,638	101,435
Less - Accumulated depreciation	(76,408)	(73,417)

Property and equipment, net	25,230	28,018

Total assets	$70,802	$66,440

See Notes to Condensed Consolidated Financial Statements.

index

KATY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF JULY 2, 2010 (UNAUDITED) AND DECEMBER 31, 2009
 (Amounts in Thousands, Except Share Data)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	July 2,	December 31,
	2010	2009
CURRENT LIABILITIES:

Accounts payable	$11,768	$10,476
Book overdraft	770	1,285
Accrued compensation	2,461	2,614
Accrued expenses	11,930	14,252
Current maturities of long-term debt	1,212	6,899
Revolving credit agreement	16,907	8,856

Total current liabilities	45,048	44,382

LONG-TERM DEBT, less current maturities	6,870	-

OTHER LIABILITIES	6,028	8,739

Total liabilities	57,946	53,121

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS’ EQUITY
15% Convertible preferred stock, $100 par value; authorized
1,200,000 shares; issued and outstanding 1,131,551 shares;
liquidation value $113,155	108,256	108,256
Common stock, $1 par value; authorized 35,000,000 shares;
issued 9,822,304 shares	9,822	9,822
Additional paid-in capital	27,376	27,246
Accumulated other comprehensive loss	(1,993)	(2,053)
Accumulated deficit	(109,168)	(108,515)
Treasury stock, at cost, 1,871,128 shares	(21,437)	(21,437)

Total stockholders' equity	12,856	13,319

Total liabilities and stockholders' equity	$70,802	$66,440

See Notes to Condensed Consolidated Financial Statements.

index

KATY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JULY 2, 2010 AND JULY 3, 2009
(Amounts in Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2010	2009	2010	2009

Net sales	$38,634	$37,676	$72,473	$72,768
Cost of goods sold	33,067	31,488	62,904	61,443
Gross profit	5,567	6,188	9,569	11,325
Selling, general and administrative expenses	5,941	6,959	11,974	14,123
Severance, restructuring and related charges	255	-	255	-
Loss on sale or disposal of assets	-	12	-	12
Operating loss	(629)	(783)	(2,660)	(2,810)
Interest expense	(576)	(283)	(865)	(592)
Other, net	2,259	78	2,360	5

Income (loss) before income tax benefit	1,054	(988)	(1,165)	(3,397)
Income tax benefit	479	441	512	435

Net income (loss)	$1,533	$(547)	$(653)	$(2,962)

Net income (loss) per share of common stock:
Basic	$0.19	$(0.07)	$(0.08)	$(0.37)
Diluted	$0.06	$(0.07)	$(0.08)	$(0.37)

Weighted average common shares outstanding:
Basic	7,951	7,951	7,951	7,951
Diluted	27,052	7,951	7,951	7,951

See Notes to Condensed Consolidated Financial Statements.

index

KATY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JULY 2, 2010 AND JULY 3, 2009
(Amounts in Thousands)
(Unaudited)

	July 2,	July 3,
	2010	2009
Cash flows from operating activities:
Net loss	$(653)	$(2,962)
Depreciation	3,188	3,161
Amortization of intangible assets	271	238
Write-off and amortization of debt issuance costs	363	191
Stock-based compensation	25	266
Loss on sale or disposal of assets	-	12
Gain on settlement of existing obligation	(2,100)	-
	1,094	906
Changes in operating assets and liabilities:
Accounts receivable	(4,019)	(3,148)
Inventories	97	3,632
Other assets	(2,892)	1,035
Accounts payable	1,301	1,812
Accrued expenses	(169)	232
Other	(2,805)	(1,689)
	(8,487)	1,874

Net cash (used in) provided by operating activities	(7,393)	2,780

Cash flows from investing activities:
Capital expenditures	(389)	(420)
Proceeds from sale of assets	-	2
Net cash used in investing activities	(389)	(418)

Cash flows from financing activities:
Net borrowings on revolving loans	8,059	47
Decrease in book overdraft	(515)	(1,450)
Proceeds from term loans	8,182	-
Repayments of term loans	(6,999)	(750)
Direct costs associated with debt facilities	(557)	-
Net cash provided by (used in) financing activities	8,170	(2,153)

Effect of exchange rate changes on cash	85	(22)
Net increase in cash	473	187
Cash, beginning of period	747	683
Cash, end of period	$1,220	$870

See Notes to Condensed Consolidated Financial Statements.

index

KATY INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

Note 1.  SIGNIFICANT ACCOUNTING POLICIES

Consolidation Policy and Basis of Presentation – The condensed consolidated financial statements include the accounts of Katy Industries, Inc. and subsidiaries in which it has a greater than 50% voting interest or significant influence, collectively “Katy” or the “Company”.  All significant intercompany accounts, profits and transactions have been eliminated in consolidation.  The Condensed Consolidated Balance Sheet at July 2, 2010 and the related Condensed Consolidated Statements of Operations for the three and six months ended July 2, 2010 and July 3, 2009 and Cash Flows for the six months ended July 2, 2010 and July 3, 2009 have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial condition, results of operations and cash flows of the Company for the interim periods.  Interim results may not be indicative of results to be realized for the entire year.  The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.  The Condensed Consolidated Balance Sheet as of December 31, 2009 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States (“GAAP”).

Fiscal Year – The Company operates and reports using a 4-4-5 fiscal year which always ends on December 31.  As a result, December and January do not typically consist of five and four weeks, respectively.  The three and six months ended July 2, 2010 consisted of 64 shipping days and 128 shipping days, respectively, and the three and six months ended July 3, 2009 consisted of 62 shipping days and 128 shipping days, respectively.

Use of Estimates – The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Inventories – The components of inventories are as follows (amounts in thousands):

	July 2,	December 31,
	2010	2009

Raw materials	$9,488	$10,240
Finished goods	11,761	10,744
Inventory reserves	(1,197)	(1,315)
LIFO reserve	(3,976)	(3,474)
	$16,076	$16,195

At July 2, 2010 and December 31, 2009, approximately 59% and 56%, respectively, of Katy’s inventories were accounted for using the last-in, first-out (“LIFO”) method of costing, while the remaining inventories were accounted for using the first-in, first-out (“FIFO”) method.  Current cost, as determined using the FIFO method, exceeded LIFO cost by $4.0 million and $3.5 million at July 2, 2010 and December 31, 2009, respectively.

Share-Based Payment – Compensation cost recognized during the three and six months ended July 2, 2010 and July 3, 2009 includes: a) compensation cost for all stock options granted subsequent to January 1, 2006, based on the grant date fair value amortized over the options’ vesting period and b) compensation cost for outstanding stock appreciation rights (“SARs”) as of July 2, 2010 and July 3, 2009 based on the July 2, 2010 and July 3, 2009 fair value, respectively.

index

Compensation expense (income) is included in selling, general and administrative expense in the Condensed Consolidated Statements of Operations.  The components of compensation expense (income) are as follows (amounts in thousands):

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2010	2009	2010	2009

Stock option expense	$53	$113	$131	$274
Stock appreciation right (income) expense	(87)	146	(106)	(8)
	$(34)	$259	$25	$266

The fair value of stock options is estimated at the date of grant using a Black-Scholes option pricing model.  As the Company does not have sufficient historical exercise data to provide a basis for estimating the expected term, the Company uses the simplified method for estimating the expected term by averaging the minimum and maximum lives expected for each award.  In addition, the Company estimated volatility by considering its historical stock volatility over a term comparable to the remaining expected life of each award.  The risk-free interest rate is the current yield available on U.S. treasury issues with a remaining term equal to each award.  The Company estimates forfeitures using historical results.  Its estimates of forfeitures will be adjusted over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from their estimate.  There were no stock options granted during the three and six months ended July 2, 2010.  The assumptions for expected term, volatility and risk-free rate for stock options granted during the three and six months ended July 3, 2009 are presented in the table below:

July 3,
2009

Expected term (years)	5.5 - 6.5
Volatility	109.9% - 117.4%
Risk-free interest rate	2.0% - 2.3%

The fair value of SARs, a liability award, was estimated at July 2, 2010 and July 3, 2009 using a Black-Scholes option pricing model.  The Company estimated the expected term by averaging the minimum and maximum lives expected for each award.  In addition, the Company estimated volatility by considering its historical stock volatility over a term comparable to the remaining expected life of each award.  The risk-free interest rate is the current yield available on U.S. treasury issues with a remaining term equal to each award.  The Company estimates forfeitures using historical results.  Its estimates of forfeitures will be adjusted over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from their estimate.  The assumptions for expected term, volatility and risk-free rate are presented in the table below:

	July 2,	July 3,
	2010	2009

Expected term (years)	0.3 - 6.2	0.1 - 5.0
Volatility	134.0% - 186.0%	126.4% - 183.7%
Risk-free interest rate	0.2% - 2.2%	0.2% - 2.4%

Comprehensive Income (Loss) – The components of comprehensive income (loss) are as follows (amounts in thousands):

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2010	2009	2010	2009

Net income (loss)	$1,533	$(547)	$(653)	$(2,962)
Foreign currency translation gains	63	82	60	48
Comprehensive income (loss)	$1,596	$(465)	$(593)	$(2,914)

index

The components of accumulated other comprehensive loss are foreign currency translation adjustments and pension and other postretirement benefits adjustments.  The balance of foreign currency translation adjustments was $0.7 million and $0.8 million at July 2, 2010 and December 31, 2009, respectively.  The balance of pension and other postretirement benefits adjustments was $1.3 million at each of July 2, 2010 and December 31, 2009.

Earnings Per Share – The Condensed Consolidated Financial Statements include basic and diluted earnings per share.  Diluted per share information is calculated by also considering the impact of potential common stock on the weighted average shares outstanding.  Potential common stock consists of (a) incremental shares that would be available for issuance upon the assumed exercise of stock options “in the money” based on the average stock price for the respective period and (b) convertible preferred shares accounted for using the “if converted” basis, which assumes their conversion to common stock at a ratio of 16.6:1.  The following table sets forth the computation of diluted earnings per share for the three months ended July 2, 2010 (amounts in thousands):

	Three Months Ended
	July 2, 2010
Basic EPS	Net Income	Shares	Per Share Amount

Net income	$1,533	7,951	$0.19

Effect of Dilutive Securities [a]
Stock options		242
Convertible preferred stock		18,859

Diluted EPS	$1,533	27,052	$0.06

[a]           For the six months ended July 2, 2010, and the three and six months ended July 3, 2009, the stock options and convertible preferred stock were not reflected as their effect on loss per share for the periods were anti-dilutive.

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

Note 2.  NEW ACCOUNTING PRONOUNCEMENTS

Accounting Standards Not Yet Adopted – In October 2009, the Financial Accounting Standards Board (“FASB”) issued guidance concerning multiple-deliverable arrangements which would enable vendors to account for products or services separately rather than as a combined unit.  This guidance is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

In January 2010, the FASB issued guidance which revises two disclosure requirements concerning fair value measurements and clarifies two others.  It requires separate presentation of significant transfers into and out of Levels 1 and 2 of the fair value hierarchy and disclosure of the reasons for such transfers.  It will also require the presentation of purchases, sales, issuances, and settlements within Level 3 on a gross basis rather than a net basis.  The amendments also clarify that disclosures should be disaggregated by class of asset or liability and that disclosures about inputs and valuation techniques should be provided for both recurring and non-recurring fair value measurements.  The guidance about Level 1 and 2 transfers was effective immediately, and the guidance about gross presentation of Level 3 activity is effective for fiscal years beginning after December 15, 2010.  The adoption of this guidance had no effect on the Company’s financial position or results of operations.

index

Note 3.  INTANGIBLE ASSETS

Following is detailed information regarding Katy’s intangible assets (amounts in thousands):

	July 2,			December 31,
	2010			2009
	Gross	Accumulated	Net Carrying	Gross	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Patents	$1,217	$(1,003)	$214	$1,202	$(952)	$250
Customer lists	10,231	(8,678)	1,553	10,231	(8,582)	1,649
Tradenames	5,054	(3,067)	1,987	5,054	(2,943)	2,111
Total	$16,502	$(12,748)	$3,754	$16,487	$(12,477)	$4,010

All of Katy’s intangible assets are definite long-lived intangibles.  Estimated aggregate future amortization expense related to intangible assets is as follows (amounts in thousands):

2010 (remainder)	$270
2011	514
2012	489
2013	468
2014	451
Thereafter	1,562
$3,754

Note 4.  INDEBTEDNESS

Long-term debt consists of the following (amounts in thousands):

	July 2,	December 31,
	2010	2009

Term loan payable under the PNC Credit Agreement and the Bank of America
Credit Agreement, respectively, interest based on
Eurodollar and Base Rates (6.69% - 8.50%)	$8,082	$6,899
Revolving loans payable under the PNC Credit Agreement and the Bank of America
Credit Agreement, respectively, interest based on
Eurodollar and Base Rates (3.60% - 5.50%)	16,907	8,856
Total debt	24,989	15,755
Less revolving loans, classified as current	(16,907)	(8,856)
Less current maturities	(1,212)	(6,899)
Long-term debt	$6,870	$-

        Aggregate remaining scheduled maturities of the Term Loan (as defined below) as of July 2, 2010 are as follows (amounts in thousands):

2010 (remainder)	$500
2011	1,275
2012	1,425
2013	4,882
$8,082

On May 26, 2010, Continental Commercial Products, LLC (“CCP”) and Glit/Gemtex, Ltd. (collectively, the “Borrowers”), wholly owned subsidiaries of the Company, entered into a Revolving Credit, Term Loan and Security Agreement with PNC Bank, National Association (the “PNC Credit Agreement”).

index

The PNC Credit Agreement is a $33.2 million credit facility with an $8.2 million term loan (the “Term Loan”) and a $25.0 million revolving loan (the “Revolving Credit Facility”), including a $3.5 million sub-limit for letters of credit. The proceeds of the Term Loan and Revolving Credit Facility were used to repay the Second Amended and Restated Credit Agreement with Bank of America (“Bank of America Credit Agreement”) and pay fees and expenses associated with the negotiation and consummation of the PNC Credit Agreement.  All extensions of credit under the PNC Credit Agreement are collateralized by a first priority security interest in and lien upon substantially all present and future assets and properties of the Company.  The Company guarantees the obligations of the Borrowers under the PNC Credit Agreement.

The principal balance of the Term Loan is payable in monthly installments followed by a final installment on May 26, 2013 equal to the then outstanding and unpaid principal balance of the Term Loan.  Mandatory prepayments of the Term Loan will be required upon the occurrence of certain events, including sales of certain assets, and the Company must make annual prepayments of the Term Loan in an amount equal to 50% of excess cash flow (as defined in the PNC Credit Agreement), provided, that for the fiscal year ending December 31, 2010, the calculation will be based on the period commencing on June 1, 2010 and ending on December 31, 2010.

The Revolving Credit Facility has an expiration date of May 26, 2013 and its borrowing base is determined by eligible inventory and accounts receivable, amounting to $22.3 million at July 2, 2010.  The Company’s borrowing base under the PNC Credit Agreement is reduced by the outstanding amount of standby and commercial letters of credit.  Currently, the Company’s largest letters of credit relate to its casualty insurance programs.  At July 2, 2010, total outstanding letters of credit were $2.9 million, and are being held by Bank of America under the Bank of America Credit Agreement until they are transferred to PNC Bank, National Association under the PNC Credit Agreement.  The Company was required to advance to Bank of America cash as collateral for the outstanding letters of credit in the amount of $3.1 million, which was still outstanding at July 2, 2010.  The cash advance is recorded within other current assets and the revolving credit agreement in the Condensed Consolidated Balance Sheets.  The Company expects all outstanding letters of credit to be transferred to PNC Bank, National Association by December 31, 2010.  The PNC Credit Agreement requires the Company to have a minimum level of availability such that its eligible collateral must exceed the sum of its outstanding borrowings and letters of credit by at least $1.5 million.  This amount is reduced to zero upon the later to occur of (i) the satisfaction of certain financial covenants as set forth in the PNC Credit Agreement, supported by audited year-end financial statements of the Company on a consolidated basis for the fiscal year ending on December 31, 2010 and (ii) the reduction of the Term Loan by an aggregate sum of $1.5 million.

The Term Loan bears interest at the Company’s option at either (i) the Eurodollar Rate (as defined in the PNC Credit Agreement), plus 6.25% or (ii) the Base Rate (as defined in the PNC Credit Agreement), plus 5.25%.  Borrowings under the Revolving Credit Facility bear interest at the Company’s option at either (x) the Eurodollar Rate plus 3.25% or (y) the Base Rate plus 2.25%.  For U.S. dollar borrowings, the Base Rate is the highest of (i) the Federal Funds Open Rate (as defined in the PNC Credit Agreement) plus one half of 1.0%, (ii) the interest rate announced by PNC Bank, National Association as its base commercial lending rate and (iii) the sum of the Daily LIBOR Rate (as defined in the PNC Credit Agreement) plus 1.0%.  For Canadian dollar borrowings, the Base Rate is the higher of (x) the interest rate announced by the PNC Bank Canada Branch as its reference rate of interest for loans in Canadian dollars to Canadian borrowers and (y) the sum of the one month CDOR Rate (as defined in the PNC Credit Agreement) plus 1.75%.  An unused commitment fee of 50 basis points per annum will be payable quarterly on the average unused amount of the Revolving Credit Facility.

The PNC Credit Agreement includes financial covenants regarding minimum earnings before interest, taxes, depreciation and amortization (“EBITDA,” as defined in the PNC Credit Agreement) and fixed charge coverage ratio.

All of the debt under the PNC Credit Agreement is re-priced to current rates at frequent intervals.  Therefore, its fair value approximates its carrying value at July 2, 2010.  For the three and six months ended July 2, 2010 and July 3, 2009, the Company had amortization of debt issuance costs, included within interest expense, of $0.3 million and $0.4 million, and $0.1 million and $0.2 million, respectively.  Included in amortization of debt issuance costs for the three and six months ended July 2, 2010 is approximately $0.2 million of debt issuance costs written off due to the extinguishment of the Bank of America Credit Agreement.  The Company incurred $0.6 million of debt issuance costs during the three and six months ended July 2, 2010 associated with entering into the PNC Credit Agreement.

The Revolving Credit Facility under the PNC Credit Agreement requires lockbox agreements which provide for all Company receipts to be swept daily to reduce borrowings outstanding.  These agreements, combined with the existence of a material adverse effect (“MAE”) clause in the PNC Credit Agreement, cause the Revolving Credit Facility to be classified as a current liability, per guidance in the Accounting Standards Codification established by the Financial Accounting Standards Board.  The Company does not expect to repay, or be required to repay, within one year, the balance of the Revolving Credit Facility, which is classified as a current liability.  The Revolving Credit Facility does not expire or have a maturity date within one year, but rather has a final expiration date of May 26, 2013.  The MAE clause, which is a fairly typical requirement in commercial credit agreements, allows the lender to require the loan to become due if it determines there has been a material adverse effect on the Company’s operations, business, properties, assets, liabilities, condition, or prospects.

index

In addition, the Borrowers and the Company entered into an Export-Import Revolving Credit and Security Agreement with PNC Bank, National Association, which provides for up to a $1.5 million revolving advance amount on certain foreign accounts receivable as part of the Revolving Credit Facility.

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

Information regarding the Company’s net periodic benefit cost for pension and other postretirement benefit plans for the three and six months ended July 2, 2010 and July 3, 2009 is as follows (amounts in thousands):

	Pension Benefits
	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2010	2009	2010	2009
Components of net periodic benefit cost:
Interest cost	$19	$19	$37	$38
Expected return on plan assets	(16)	(13)	(31)	(26)
Amortization of net loss	11	11	22	22
Net periodic benefit cost	$14	$17	$28	$34

	Other Benefits
	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2010	2009	2010	2009
Components of net periodic benefit cost:
Interest cost	$32	$35	$65	$71
Amortization of net loss	8	-	16	-
Net periodic benefit cost	$40	$35	$81	$71

During the three and six months ended July 2, 2010, the Company made contributions to the pension plans of $11,000 and $21,000, respectively.  The Company expects to contribute an additional $20,000 to the pension plans throughout the remainder of 2010.  The Company uses a December 31 measurement date for its pension and other postretirement benefit plans.  The fair value of plan assets was determined by using quoted prices in active markets for identical assets (Level 1 inputs per the fair value hierarchy).

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

index

The following table summarizes stock option activity under the Company’s applicable plans:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Options	Price	Life	(in thousands)

Outstanding at December 31, 2009	1,501,000	$1.97

Granted	-	$-
Exercised	-	$-
Expired	(14,000)	$9.93
Cancelled	-	$-

Outstanding at July 2, 2010	1,487,000	$1.90	6.37 years	$316

Vested and Exercisable at July 2, 2010	987,001	$2.27	5.48 years	$168

A summary of the status of the Company’s non-vested stock options as of July 2, 2010 is presented in the table below:

		Weighted
		Average
		Grant Date
	Options	Fair Value

Non-Vested at December 31, 2009	791,666	$0.89

Granted	-	$-
Vested	(291,667)	$0.86
Cancelled	-	$-

Non-Vested at July 2, 2010	499,999	$0.90

As of July 2, 2010, total unvested compensation expense associated with stock options amounted to $0.1 million and is being amortized on a straight-line basis over the respective options’ vesting period.  The weighted average period in which the above compensation cost will be recognized is 0.9 years as of July 2, 2010.  The Company expects all stock options outstanding at July 2, 2010 to vest.  The fair value of options that vested during the three and six months ended July 2, 2010 and July 3, 2009 was $0.3 million and $0.2 million, respectively.  The weighted average grant date fair value of options granted during the three months ended July 3, 2009 was $0.80.

index

The following table summarizes SARs activity under the Company’s applicable plans:

		Weighted
		Average
	SARs	Fair Value

Non-Vested at December 31, 2009	32,000	$1.54

Granted	66,000	$1.31
Vested	(6,000)	$1.30
Cancelled	-	$-

Non-Vested at July 2, 2010	92,000	$1.31

Total Outstanding at July 2, 2010	561,267	$0.93

Note 7.  INCOME TAXES

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, various states and foreign jurisdictions.  The Company and its subsidiaries are generally no longer subject to U.S. federal, state and local examinations by tax authorities for years before 2005.

As of July 2, 2010 and December 31, 2009, the Company had deferred tax assets, net of deferred tax liabilities, of $75.7 million.  Domestic net operating loss (“NOL”) carry forwards comprised $48.6 million of the deferred tax assets for both periods.  Katy’s history of operating losses in many of its taxing jurisdictions provides significant negative evidence with respect to the Company’s ability to generate future taxable income.  As a result, valuation allowances have been recorded as of such dates for the full amount of deferred tax assets, net of the amount of deferred tax liabilities.

Accounting for Uncertainty in Income Taxes

Included in the balances at July 2, 2010 and December 31, 2009 are $0.4 million and $0.9 million, respectively, of liabilities for unrecognized tax benefits.  Because of the impact of deferred tax accounting, other than interest and penalties, the recognition of these liabilities would not affect the annual effective tax rate.  The income tax benefit for the three and six months ended July 2, 2010 primarily reflects current tax benefit for the recognition of uncertain tax positions of $0.5 million due to the expiration of certain statutes of limitations.   The Company anticipates reductions to the total amount of unrecognized tax benefits of an additional $0.2 million within the next twelve months due to expiring statutes of limitations.

The Company recognizes interest and penalties accrued related to the unrecognized tax benefits in the income tax provision.  The Company had approximately $0.1 million and $0.3 million of interest and penalties accrued at July 2, 2010 and December 31, 2009, respectively.

Note 8.  RELATED PARTY TRANSACTIONS

Kohlberg & Co., L.L.C. (“Kohlberg”), whose affiliate holds all 1,131,551 shares of the Company’s Convertible Preferred Stock, provides ongoing management oversight and advisory services to the Company.  At July 2, 2010, the Company owed Kohlberg $0.3 million for these services.  This amount is recorded in accounts payable in the Condensed Consolidated Balance Sheets and selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

index

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

B.           Sterling Fluid Systems (USA) (“Sterling”) has tendered approximately 2,800 cases pending in Michigan, New Jersey, New York, Illinois, Nevada, Mississippi, Wyoming, Louisiana, Georgia, Massachusetts, Missouri, Kentucky, California and Canada to the Company for defense and indemnification.  With respect to one case, Sterling has demanded that the Company indemnify it for a $200,000 settlement.  Sterling bases its tender of the complaints on the provisions contained in a 1993 Purchase Agreement between the parties whereby Sterling purchased the LaBour Pump business and other assets from the Company.  Sterling has not filed a lawsuit against the Company in connection with these matters.

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

index

C.           LaBour Pump Company, a former division of an inactive subsidiary of the Company, has been named as a defendant in approximately 400 of the New Jersey cases tendered by Sterling.  The Company has elected to defend these cases, the majority of which have been dismissed or settled for nominal sums.  There are approximately 85 cases which remain active as of July 2, 2010.

While the ultimate liability of the Company related to the asbestos matters above cannot be determined at this time, the Company has recorded and accrued amounts that it deems reasonable for prospective liabilities with respect to these matters.

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

Note 10.  SEVERANCE, RESTRUCTURING AND RELATED CHARGES

In the second quarter of 2010, the Company informed employees of its intent to close the Wilen facility in Atlanta, Georgia and relocate the manufacturing and distribution functions to the CCP location in Bridgeton, Missouri.  The relocation is expected to be complete by the end of 2010.  Charges were incurred during the three months ended July 2, 2010 associated with severance ($0.2 million) and other miscellaneous costs associated with the restructuring ($0.1 million).  Additionally, charges of $0.6 million will be incurred in the third quarter of 2010 related to the exit of the current lease at the Wilen facility.  Total costs expected to be incurred for the relocation are $1.0 million.  Following is a rollforward of restructuring liabilities by type for the Wilen facility relocation:

		One-time
		Termination
	Total	Benefits	Other
Restructuring liabilities at December 31, 2009	$-	$-	$-
Additions	255	207	48
Payments	(48)	-	(48)
Restructuring liabilities at July 2, 2010	$207	$207	$-

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

index

Contract
Termination
Costs
Restructuring liabilities at December 31, 2009	$415
Additions	-
Payments	(56)
Other	96
Restructuring liabilities at July 2, 2010	$455

These amounts relate to non-cancelable lease liabilities for abandoned facilities, net of potential sub-lease revenue.  The amount in Other represents changes to sub-lease revenue assumptions.  Total maximum potential amount of lease loss, excluding any sub-lease rentals, is $1.0 million as of July 2, 2010.  The Company has included $0.5 million as an offset for sub-lease rentals.  As of July 2, 2010, the Company does not anticipate any further significant severance, restructuring and other related charges in the upcoming year related to the plan discussed above.

The table below summarizes the future obligations for severance, restructuring and other related charges detailed above (amounts in thousands):

2010 (remainder)	$408
2011	254
$662

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

index

-
Unfavorable economic or business conditions, as well as our exposure to the credit risks of our customers and distributors, which may reduce our sales or make it difficult to collect accounts receivable.

-	Competition from foreign and domestic competitors.

-	The potential impact of rising interest rates on our debt outstanding under the PNC Credit Agreement.

-	Our inability to meet covenants associated with the PNC Credit Agreement.

-	Our inability to access funds under our current loan agreements or refinance our loan agreements given the current instability in the credit markets.

-	Our failure to identify, and promptly and effectively remediate, any material weaknesses or significant deficiencies in our internal control over financial reporting.

-	The potential impact of rising costs for insurance for properties and various forms of liabilities.

-	The potential impact of changes in foreign currency exchange rates related to our Canadian operations.

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

RESULTS OF OPERATIONS

Three Months Ended July 2, 2010 versus Three Months Ended July 3, 2009

Net sales increased 2.5% from $37.7 million during the three months ended July 3, 2009 to $38.6 million during the three months ended July 2, 2010.  This increase was a result of two more shipping days in the quarter (64 days in the three months ended July 2, 2010 versus 62 days in the three months ended July 3, 2009).  Gross margin was 14.4% for the three months ended July 2, 2010, a decrease of 2.0 percentage points from the same period a year ago.  Gross margin was impacted by an unfavorable variance in our LIFO adjustment of $0.2 million resulting from an increase in resin prices.  Excluding the LIFO adjustment, gross margin decreased 1.4 percentage points from the three months ended July 3, 2009.  The decrease was primarily a result of higher resin prices.

Selling, general and administrative expenses were $5.9 million for the three months ended July 2, 2010, a $1.0 million reduction from the same period a year ago.  The decrease was primarily due to prior year expenses associated with the transition and hiring of executive level personnel and a decrease in self-insurance accruals.

Interest expense increased by $0.3 million during the three months ended July 2, 2010 as compared to the three months ended July 3, 2009 primarily as a result of $0.2 million of debt issuance costs being written off with the extinguishment of the Bank of America Credit Agreement, as well as higher interest rates and average borrowings under the PNC Credit Agreement.

Other income during the three months ended July 2, 2010 consists of a $2.1 million gain recognized from a settlement of an existing obligation due to Pentland USA, Inc. (“Pentland”) and $0.3 million in proceeds from the sale of process technology, partially offset by a $0.1 million loss on foreign exchange.

The income tax benefit for the three months ended July 2, 2010 includes a benefit for the recognition of uncertain tax positions of $0.5 million as the statutes of limitations on certain tax years expired.

index

Overall, we reported net income of $1.5 million, or $0.06 per diluted share, for the three months ended July 2, 2010, as compared to a net loss of $0.5 million, or $0.07 per diluted share, for the three months ended July 3, 2009.

Six Months Ended July 2, 2010 versus Six Months Ended July 3, 2009

Net sales decreased slightly from $72.8 million during the six months ended July 3, 2009 to $72.5 million during the six months ended July 2, 2010.  Gross margin was 13.2% for the six months ended July 2, 2010, a decrease of 2.4 percentage points from the same period a year ago.  Gross margin was impacted by an unfavorable variance in our LIFO adjustment of $1.8 million resulting from an increase in resin prices.  Excluding the LIFO adjustment, gross margin for the six months ended July 2, 2010 increased 0.1 percentage points from the six months ended July 3, 2009.  The increase was despite the rise in resin prices and was a result of improvements in productivity, including the related impact on material costs and scrap reduction, as well as better sourcing results from lower cost countries.

Selling, general and administrative expenses were $12.0 million for the six months ended July 2, 2010, a $2.1 million reduction from the same period a year ago.  The decrease was primarily due to prior year expenses associated with the transition and hiring of executive level personnel and a decrease in self-insurance accruals.

Interest expense increased by $0.3 million during the six months ended July 2, 2010 as compared to the six months ended July 3, 2009 primarily as a result of $0.2 million of debt issuance costs being written off with the extinguishment of the Bank of America Credit Agreement, as well as higher interest rates and average borrowings under the PNC Credit Agreement.

Other income during the six months ended July 2, 2010 consists of a $2.1 million gain recognized from a settlement of an existing obligation due to Pentland and $0.3 million in proceeds from the sale of process technology.

The income tax benefit for the six months ended July 2, 2010 includes a benefit for the recognition of uncertain tax positions of $0.5 million as the statutes of limitations on certain tax years expired.

Overall, we reported a net loss of $0.7 million, or $0.08 per diluted share, for the six months ended July 2, 2010, as compared to a net loss of $3.0 million, or $0.37 per diluted share, for the three months ended July 3, 2009.

LIQUIDITY AND CAPITAL RESOURCES

We require funding for working capital needs and capital expenditures.  We believe that our cash flow from operations and the use of available borrowings under the PNC Credit Agreement (as defined below) provide sufficient liquidity for our operations going forward.  As of July 2, 2010, we had cash of $1.2 million as compared to cash of $0.7 million at December 31, 2009.  As of July 2, 2010, we had outstanding borrowings of $25.0 million (66% of total capitalization) under the PNC Credit Agreement (as defined below).  Our unused borrowing availability at July 2, 2010 on the Revolving Credit Facility (as defined below) was $3.9 million after the $1.5 million minimum availability requirement discussed below.  As of December 31, 2009, we had outstanding borrowings of $15.8 million (54% of total capitalization) with unused borrowing availability of $1.3 million after the $5.0 million minimum availability requirement under the Bank of America Credit Agreement (as defined below).

PNC Credit Agreement

On May 26, 2010, Continental Commercial Products, LLC and Glit/Gemtex, Ltd. (collectively, the “Borrowers”), wholly owned subsidiaries of the Company, entered into a Revolving Credit, Term Loan and Security Agreement with PNC Bank, National Association (the “PNC Credit Agreement”).

The PNC Credit Agreement is a $33.2 million credit facility with an $8.2 million term loan (the “Term Loan”) and a $25.0 million revolving loan (the “Revolving Credit Facility”), including a $3.5 million sub-limit for letters of credit. The proceeds of the Term Loan and Revolving Credit Facility were used to repay the Second Amended and Restated Credit Agreement with Bank of America (“Bank of America Credit Agreement”) and pay fees and expenses associated with the negotiation and consummation of the PNC Credit Agreement.  The PNC Credit Agreement results in two important benefits related to our long-term strategy: (1) the reduction of the availability block under the Revolving Credit Facility from $5.0 million to $1.5 million allows for additional borrowing capacity and increased working capital flexibility and (2) the additional $1.7 million availability under the Term Loan allowed us to negotiate a settlement of an existing obligation due to Pentland, whereby we accelerated all amounts due to Pentland in 2010 of $1.9 million and paid an additional $0.1 million in satisfaction of a liability of $4.1 million.  This settlement eliminates cash requirements of $1.8 million in 2011 and $0.4 million in 2012.

index

All extensions of credit under the PNC Credit Agreement are collateralized by a first priority security interest in and lien upon substantially all present and future assets and properties of the Company.  The Company guarantees the obligations of the Borrowers under the PNC Credit Agreement.

The principal balance of the Term Loan is payable in monthly installments followed by a final installment on May 26, 2013 equal to the then outstanding and unpaid principal balance of the Term Loan.  Mandatory prepayments of the Term Loan will be required upon the occurrence of certain events, including sales of certain assets, and the Company must make annual prepayments of the Term Loan in an amount equal to 50% of excess cash flow (as defined in the PNC Credit Agreement), provided, that for the fiscal year ending December 31, 2010, the calculation will be based on the period commencing on June 1, 2010 and ending on December 31, 2010.

The Revolving Credit Facility has an expiration date of May 26, 2013 and its borrowing base is determined by eligible inventory and accounts receivable, amounting to $22.3 million at July 2, 2010.  The Company’s borrowing base under the PNC Credit Agreement is reduced by the outstanding amount of standby and commercial letters of credit.  Currently, the Company’s largest letters of credit relate to its casualty insurance programs.  At July 2, 2010, total outstanding letters of credit were $2.9 million, and are being held by Bank of America under the Bank of America Credit Agreement until they are transferred to PNC Bank, National Association under the PNC Credit Agreement.  The Company was required to advance to Bank of America cash as collateral for the outstanding letters of credit in the amount of $3.1 million, which was still outstanding at July 2, 2010.  The cash advance is recorded within other current assets and the revolving credit agreement in the Condensed Consolidated Balance Sheets.  The Company expects all outstanding letters of credit to be transferred to PNC Bank, National Association by December 31, 2010.  The PNC Credit Agreement requires the Company to have a minimum level of availability such that its eligible collateral must exceed the sum of its outstanding borrowings and letters of credit by at least $1.5 million.  This amount is reduced to zero upon the later to occur of (i) the satisfaction of certain financial covenants as set forth in the PNC Credit Agreement, supported by audited year-end financial statements of the Company on a consolidated basis for the fiscal year ending on December 31, 2010 and (ii) the reduction of the Term Loan by an aggregate sum of $1.5 million.

The Term Loan bears interest at the Company’s option at either (i) the Eurodollar Rate (as defined in the PNC Credit Agreement), plus 6.25% or (ii) the Base Rate (as defined in the PNC Credit Agreement), plus 5.25%.  Borrowings under the Revolving Credit Facility bear interest at the Company’s option at either (x) the Eurodollar Rate plus 3.25% or (y) the Base Rate plus 2.25%.  For U.S. dollar borrowings, the Base Rate is the highest of (i) the Federal Funds Open Rate (as defined in the PNC Credit Agreement) plus one half of 1.0%, (ii) the interest rate announced by PNC Bank, National Association as its base commercial lending rate and (iii) the sum of the Daily LIBOR Rate (as defined in the PNC Credit Agreement) plus 1.0%.  For Canadian dollar borrowings, the Base Rate is the higher of (x) the interest rate announced by the PNC Bank Canada Branch as its reference rate of interest for loans in Canadian dollars to Canadian borrowers and (y) the sum of the one month CDOR Rate (as defined in the PNC Credit Agreement) plus 1.75%.  An unused commitment fee of 50 basis points per annum will be payable quarterly on the average unused amount of the Revolving Credit Facility.

The PNC Credit Agreement includes financial covenants regarding minimum earnings before interest, taxes, depreciation and amortization (“EBITDA,” as defined in the PNC Credit Agreement) and fixed charge coverage ratio.

All of the debt under the PNC Credit Agreement is re-priced to current rates at frequent intervals.  Therefore, its fair value approximates its carrying value at July 2, 2010.  For the three and six months ended July 2, 2010 and July 3, 2009, the Company had amortization of debt issuance costs, included within interest expense, of $0.3 million and $0.4 million, and $0.1 million and $0.2 million, respectively.  Included in amortization of debt issuance costs for the three and six months ended July 2, 2010 is approximately $0.2 million of debt issuance costs written off due to the extinguishment of the Bank of America Credit Agreement.  The Company incurred $0.6 million during the three and six months ended July 2, 2010 associated with entering into the PNC Credit Agreement.

The Revolving Credit Facility under the PNC Credit Agreement requires lockbox agreements which provide for all Company receipts to be swept daily to reduce borrowings outstanding.  These agreements, combined with the existence of a material adverse effect (“MAE”) clause in the PNC Credit Agreement, cause the Revolving Credit Facility to be classified as a current liability, per guidance in the Accounting Standards Codification established by the Financial Accounting Standards Board.  The Company does not expect to repay, or be required to repay, within one year, the balance of the Revolving Credit Facility, which is classified as a current liability.  The Revolving Credit Facility does not expire or have a maturity date within one year, but rather has a final expiration date of May 26, 2013.  The MAE clause, which is a fairly typical requirement in commercial credit agreements, allows the lender to require the loan to become due if it determines there has been a material adverse effect on the Company’s operations, business, properties, assets, liabilities, condition, or prospects.

index

In addition, the Borrowers and the Company entered into an Export-Import Revolving Credit and Security Agreement with PNC Bank, National Association, which provides for up to a $1.5 million revolving advance amount on certain foreign accounts receivable as part of the Revolving Credit Facility.

Cash Flows

Cash provided by operating activities before changes in operating assets and liabilities was $1.1 million in the first half of 2010 as compared to $0.9 million in the same period of 2009.  This variance was a result of a $2.3 million reduction in net loss from operations year over year, offset by a $2.1 million gain recognized from a settlement of an existing obligation due to Pentland.  Changes in operating assets and liabilities used $8.5 million in the first half of 2010 as compared to providing $1.9 million in the same period of 2009.  The current year usage was a result of an increase in accounts receivable and other assets and a decrease in other liabilities, partially offset by an increase in accounts payable.  The change in accounts receivable was due to increased sales from the fourth quarter of 2009 to the second quarter of 2010.  The increase in other assets was a result of the letters of credit collateral advance paid to Bank of America.  The decrease in other liabilities was a result of the settlement of an existing obligation due to Pentland.  The increase in accounts payable was primarily a result of improved payment terms with certain vendors and the timing of resin purchases.  As of July 2, 2010 we were turning our inventory at 5.1 times per year as compared to 3.9 times per year as of December 31, 2009 and 4.6 times per year as of July 3, 2009.

Cash flows provided by financing activities in the first half of 2010 reflect a $9.2 million increase in our debt levels since December 31, 2009, partially offset by $0.6 million in direct costs associated with refinancing.  As previously discussed, debt levels increased during the second quarter of 2010 as a result of the refinancing with PNC Bank, National Association, the required cash collateralization with Bank of America for the outstanding letters of credit in the amount of $3.1 million, the payments to Pentland in the amount of $2.0 million, and a $2.2 million increase in accounts receivable.

OFF-BALANCE SHEET ARRANGEMENTS

As of July 2, 2010, the Company had no off-balance sheet arrangements.

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

CRITICAL ACCOUNTING POLICIES

                We disclosed details regarding certain of our critical accounting policies in the Management’s Discussion and Analysis section of our Annual Report on Form 10-K for the year ended December 31, 2009 (Part II, Item 7).  There have been no changes to these policies as of July 2, 2010.

Item 4.  CONTROLS AND PROCEDURES

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

Changes in Internal Control over Financial Reporting

There have been no changes in Katy’s internal control over financial reporting during the quarter ended July 2, 2010 that have materially affected, or are reasonably likely to materially affect, Katy’s internal control over financial reporting.

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

10.1
Revolving Credit, Term Loan and Security Agreement dated May 26, 2010 among Continental Commercial Products, LLC, Glit/Gemtex, Ltd., the Company and PNC Bank, National Association (incorporated by reference to the Company’s Current Report on Form 8-K filed June 2, 2010).

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

KATY INDUSTRIES, INC.
Registrant

DATE: August 12, 2010                                                                                              By /s/ David J. Feldman
David J. Feldman
President and Chief Executive Officer

        By /s/ James W. Shaffer
James W. Shaffer
Vice President, Treasurer and Chief Financial Officer