Form 10-Q
period 2010-11-15
KATY INDUSTRIES INC
filed 2010-11-15
CIK 54681

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

[  x ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  October 1, 2010

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class	Outstanding at October 31, 2010
Common Stock, $1 Par Value	7,951,176 Shares

KATY INDUSTRIES, INC.
FORM 10-Q
October 1, 2010

index

PART I  FINANCIAL INFORMATION

Item 1.  Financial Statements

KATY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF OCTOBER 1, 2010 (UNAUDITED) AND DECEMBER 31, 2009
 (Amounts in Thousands)

ASSETS

	October 1,	December 31,
	2010	2009
CURRENT ASSETS:

Cash	$608	$747
Accounts receivable, net	15,868	12,831
Inventories, net	16,683	16,195
Other current assets	1,720	1,144

Total current assets	34,879	30,917

OTHER ASSETS:

Goodwill	665	665
Intangibles, net	3,632	4,010
Other	3,087	2,830

Total other assets	7,384	7,505

PROPERTY AND EQUIPMENT
Land and improvements	336	336
Buildings and improvements	9,753	9,514
Machinery and equipment	91,494	91,585

	101,583	101,435
Less - Accumulated depreciation	(77,594)	(73,417)

Property and equipment, net	23,989	28,018

Total assets	$66,252	$66,440

See Notes to Condensed Consolidated Financial Statements.

index

KATY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF OCTOBER 1, 2010 (UNAUDITED) AND DECEMBER 31, 2009
 (Amounts in Thousands, Except Share Data)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	October 1,	December 31,
	2010	2009
CURRENT LIABILITIES:

Accounts payable	$11,701	$10,476
Book overdraft	367	1,285
Accrued compensation	2,348	2,614
Accrued expenses	11,724	14,252
Current maturities of long-term debt	1,138	6,899
Revolving credit agreement	14,993	8,856

Total current liabilities	42,271	44,382

LONG-TERM DEBT, less current maturities	6,644	-

OTHER LIABILITIES	6,030	8,739

Total liabilities	54,945	53,121

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS’ EQUITY
15% Convertible preferred stock, $100 par value; authorized
1,200,000 shares; issued and outstanding 1,131,551 shares;
liquidation value $113,155	108,256	108,256
Common stock, $1 par value; authorized 35,000,000 shares;
issued 9,822,304 shares	9,822	9,822
Additional paid-in capital	27,419	27,246
Accumulated other comprehensive loss	(2,000)	(2,053)
Accumulated deficit	(110,753)	(108,515)
Treasury stock, at cost, 1,871,128 shares	(21,437)	(21,437)

Total stockholders' equity	11,307	13,319

Total liabilities and stockholders' equity	$66,252	$66,440

See Notes to Condensed Consolidated Financial Statements.

index

KATY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED OCTOBER 1, 2010 AND OCTOBER 2, 2009
(Amounts in Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2010	2009	2010	2009

Net sales	$37,584	$37,612	$110,057	$110,380
Cost of goods sold	33,864	32,501	96,768	93,944
Gross profit	3,720	5,111	13,289	16,436
Selling, general and administrative expenses	4,453	5,695	16,427	19,818
Severance, restructuring and related charges	747	-	1,002	-
(Gain) loss on sale or disposal of assets	(189)	49	(189)	61
Operating loss	(1,291)	(633)	(3,951)	(3,443)
Interest expense	(389)	(281)	(1,254)	(873)
Other, net	106	118	2,466	123

Loss before income tax (provision) benefit	(1,574)	(796)	(2,739)	(4,193)
Income tax (provision) benefit	(11)	(14)	501	421

Net loss	$(1,585)	$(810)	$(2,238)	$(3,772)

Net loss per share of common stock - Basic and diluted:	$(0.20)	$(0.10)	$(0.28)	$(0.47)

Weighted average common shares outstanding:
Basic and diluted	7,951	7,951	7,951	7,951

See Notes to Condensed Consolidated Financial Statements.

index

KATY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED OCTOBER 1, 2010 AND OCTOBER 2, 2009
(Amounts in Thousands)
(Unaudited)

	October 1,	October 2,
	2010	2009
Cash flows from operating activities:
Net loss	$(2,238)	$(3,772)
Depreciation	4,636	4,691
Amortization of intangible assets	406	372
Write-off and amortization of debt issuance costs	411	287
Stock-based compensation	(110)	372
(Gain) loss on sale or disposal of assets	(189)	61
Gain on settlement of existing obligation	(2,100)	-
	816	2,011
Changes in operating assets and liabilities:
Accounts receivable	(3,022)	(1,626)
Inventories	(455)	3,745
Other assets	(440)	1,103
Accounts payable	1,213	(731)
Accrued expenses	(506)	670
Other	(2,625)	(1,635)
	(5,835)	1,526

Net cash (used in) provided by operating activities	(5,019)	3,537

Cash flows from investing activities:
Capital expenditures	(773)	(1,537)
Proceeds from sale of assets	128	2
Net cash used in investing activities	(645)	(1,535)

Cash flows from financing activities:
Net borrowings on revolving loans	6,114	659
Decrease in book overdraft	(918)	(1,200)
Proceeds from term loans	8,182	-
Repayments of term loans	(7,299)	(1,131)
Direct costs associated with debt facilities	(597)	-
Net cash provided by (used in) financing activities	5,482	(1,672)

Effect of exchange rate changes on cash	43	(118)
Net (decrease) increase in cash	(139)	212
Cash, beginning of period	747	683
Cash, end of period	$608	$895

See Notes to Condensed Consolidated Financial Statements.

index

KATY INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

Note 1.  SIGNIFICANT ACCOUNTING POLICIES

Consolidation Policy and Basis of Presentation – The condensed consolidated financial statements include the accounts of Katy Industries, Inc. and subsidiaries in which it has a greater than 50% voting interest or significant influence, collectively “Katy” or the “Company”.  All significant intercompany accounts, profits and transactions have been eliminated in consolidation.  The Condensed Consolidated Balance Sheet at October 1, 2010 and the related Condensed Consolidated Statements of Operations for the three and nine months ended October 1, 2010 and October 2, 2009 and Cash Flows for the nine months ended October 1, 2010 and October 2, 2009 have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial condition, results of operations and cash flows of the Company for the interim periods.  Interim results may not be indicative of results to be realized for the entire year.  The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.  The Condensed Consolidated Balance Sheet as of December 31, 2009 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States (“GAAP”).

Fiscal Year – The Company operates and reports using a 4-4-5 fiscal year which always ends on December 31.  As a result, December and January do not typically consist of five and four weeks, respectively.  The three and nine months ended October 1, 2010 consisted of 63 shipping days and 191 shipping days, respectively, and the three and nine months ended October 2, 2009 consisted of 64 shipping days and 192 shipping days, respectively.

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

Inventories – The components of inventories are as follows (amounts in thousands):

	October 1,	December 31,
	2010	2009

Raw materials	$9,145	$10,240
Finished goods	13,117	10,744
Inventory reserves	(1,391)	(1,315)
LIFO reserve	(4,188)	(3,474)
	$16,683	$16,195

At October 1, 2010 and December 31, 2009, approximately 63% and 56%, respectively, of Katy’s inventories were accounted for using the last-in, first-out (“LIFO”) method of costing, while the remaining inventories were accounted for using the first-in, first-out (“FIFO”) method.  Current cost, as determined using the FIFO method, exceeded LIFO cost by $4.2 million and $3.5 million at October 1, 2010 and December 31, 2009, respectively.

Share-Based Payment – Compensation cost recognized during the three and nine months ended October 1, 2010 and October 2, 2009 includes: a) compensation cost for all stock options granted subsequent to January 1, 2006, based on the grant date fair value amortized over the options’ vesting period and b) compensation cost for outstanding stock appreciation rights (“SARs”) as of October 1, 2010 and October 2, 2009 based on the October 1, 2010 and October 2, 2009 fair value, respectively.

index

Compensation expense (income) is included in selling, general and administrative expense in the Condensed Consolidated Statements of Operations.  The components of compensation expense (income) are as follows (amounts in thousands):

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2010	2009	2010	2009

Stock option expense	$42	$98	$173	$372
Stock appreciation right (income) expense	(177)	8	(283)	-
	$(135)	$106	$(110)	$372

The fair value of stock options is estimated at the date of grant using a Black-Scholes option pricing model.  As the Company does not have sufficient historical exercise data to provide a basis for estimating the expected term, the Company uses the simplified method for estimating the expected term by averaging the minimum and maximum lives expected for each award.  In addition, the Company estimated volatility by considering its historical stock volatility over a term comparable to the remaining expected life of each award.  The risk-free interest rate is the current yield available on U.S. treasury issues with a remaining term equal to each award.  The Company estimates forfeitures using historical results.  Its estimates of forfeitures will be adjusted over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from their estimate.  There were no stock options granted during the three months ended October 1, 2010 and October 2, 2009.

The fair value of SARs, a liability award, was estimated at October 1, 2010 and October 2, 2009 using a Black-Scholes option pricing model.  The Company estimated the expected term by averaging the minimum and maximum lives expected for each award.  In addition, the Company estimated volatility by considering its historical stock volatility over a term comparable to the remaining expected life of each award.  The risk-free interest rate is the current yield available on U.S. treasury issues with a remaining term equal to each award.  The Company estimates forfeitures using historical results.  Its estimates of forfeitures will be adjusted over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from their estimate.  The assumptions for expected term, volatility and risk-free rate are presented in the table below:

	October 1,	October 2,
	2010	2009

Expected term (years)	0.1 - 6.0	0.1 - 4.8
Volatility	139.5% - 207.8%	131.7% - 206.6%
Risk-free interest rate	0.2% - 1.6%	0.1% - 2.1%

Comprehensive Loss – The components of comprehensive loss are as follows (amounts in thousands):

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2010	2009	2010	2009

Net loss	$(1,585)	$(810)	$(2,238)	$(3,772)
Foreign currency translation (losses) gains	(7)	20	53	68
Comprehensive loss	$(1,592)	$(790)	$(2,185)	$(3,704)

The components of accumulated other comprehensive loss are foreign currency translation adjustments and pension and other postretirement benefits adjustments.  The balance of foreign currency translation adjustments was $0.7 million and $0.8 million at October 1, 2010 and December 31, 2009, respectively.  The balance of pension and other postretirement benefits adjustments was $1.3 million at each of October 1, 2010 and December 31, 2009.

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

Note 3.  INTANGIBLE ASSETS

Following is detailed information regarding Katy’s intangible assets (amounts in thousands):

	October 1,			December 31,
	2010			2009
	Gross	Accumulated	Net Carrying	Gross	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Patents	$1,230	$(1,028)	$202	$1,202	$(952)	$250
Customer lists	10,231	(8,725)	1,506	10,231	(8,582)	1,649
Tradenames	5,054	(3,130)	1,924	5,054	(2,943)	2,111
Total	$16,515	$(12,883)	$3,632	$16,487	$(12,477)	$4,010

All of Katy’s intangible assets are definite long-lived intangibles.  Estimated aggregate future amortization expense related to intangible assets is as follows (amounts in thousands):

2010 (remainder)	$135
2011	517
2012	492
2013	471
2014	454
Thereafter	1,563
$3,632

index

Note 4.  INDEBTEDNESS

Long-term debt consists of the following (amounts in thousands):

	October 1,	December 31,
	2010	2009

Term loan payable under the PNC Credit Agreement and the Bank of America
Credit Agreement, respectively, interest based on
Eurodollar and Base Rates (6.51% - 8.50%)	$7,782	$6,899
Revolving loans payable under the PNC Credit Agreement and the Bank of America
Credit Agreement, respectively, interest based on
Eurodollar and Base Rates (3.51% - 5.50%)	14,993	8,856
Total debt	22,775	15,755
Less revolving loans, classified as current	(14,993)	(8,856)
Less current maturities	(1,138)	(6,899)
Long-term debt	$6,644	$-

        Aggregate remaining scheduled maturities of the Term Loan (as defined below) as of October 1, 2010 are as follows (amounts in thousands):

2010 (remainder)	$200
2011	1,275
2012	1,425
2013	4,882
$7,782

On May 26, 2010, Continental Commercial Products, LLC (“CCP”) and Glit/Gemtex, Ltd. (collectively, the “Borrowers”), wholly owned subsidiaries of the Company, entered into a Revolving Credit, Term Loan and Security Agreement with PNC Bank, National Association (“PNC Bank”) (the “PNC Credit Agreement”).

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

The Revolving Credit Facility has an expiration date of May 26, 2013 and its borrowing base is determined by eligible inventory and accounts receivable, amounting to $22.0 million at October 1, 2010.  The Company’s borrowing base under the PNC Credit Agreement is reduced by the outstanding amount of standby and commercial letters of credit.  Currently, the Company’s largest letters of credit relate to its casualty insurance programs.  Upon extinguishment of the Bank of America Credit Agreement, the Company was required to advance cash to Bank of America as collateral for the outstanding letters of credit in the amount of $3.1 million.  At October 1, 2010, $0.3 million was still outstanding.  The cash advance is recorded within other current assets and the revolving credit agreement in the Condensed Consolidated Balance Sheets.  At October 1, 2010, total outstanding letters of credit were $2.4 million, of which $2.1 million are issued by PNC Bank, and $0.3 million are issued by Bank of America under the Bank of America Credit Agreement until they are transferred to PNC Bank under the PNC Credit Agreement.  The PNC Credit Agreement requires the Company to have a minimum level of availability such that its eligible collateral must exceed the sum of its outstanding borrowings and letters of credit by at least $1.5 million.  This amount is reduced to zero upon the later to occur of (i) the satisfaction of certain financial covenants as set forth in the PNC Credit Agreement, supported by audited year-end financial statements of the Company on a consolidated basis for the fiscal year ending on December 31, 2010 and (ii) the reduction of the Term Loan by an aggregate sum of $1.5 million.

index

The Term Loan bears interest at the Company’s option at either (i) the Eurodollar Rate (as defined in the PNC Credit Agreement), plus 6.25% or (ii) the Base Rate (as defined in the PNC Credit Agreement), plus 5.25%.  Borrowings under the Revolving Credit Facility bear interest at the Company’s option at either (x) the Eurodollar Rate plus 3.25% or (y) the Base Rate plus 2.25%.  For U.S. dollar borrowings, the Base Rate is the highest of (i) the Federal Funds Open Rate (as defined in the PNC Credit Agreement) plus one half of 1.0%, (ii) the interest rate announced by PNC Bank as its base commercial lending rate and (iii) the sum of the Daily LIBOR Rate (as defined in the PNC Credit Agreement) plus 1.0%.  For Canadian dollar borrowings, the Base Rate is the higher of (x) the interest rate announced by the PNC Bank Canada Branch as its reference rate of interest for loans in Canadian dollars to Canadian borrowers and (y) the sum of the one month CDOR Rate (as defined in the PNC Credit Agreement) plus 1.75%.  An unused commitment fee of 50 basis points per annum will be payable quarterly on the average unused amount of the Revolving Credit Facility.

The PNC Credit Agreement includes financial covenants regarding minimum earnings before interest, taxes, depreciation and amortization (“EBITDA,” as defined in the PNC Credit Agreement) and fixed charge coverage ratio.  The Company was not in compliance with the minimum EBITDA covenant at October 1, 2010 and on November 10, 2010, obtained a waiver from PNC Bank in regards to compliance with this covenant for the third quarter of 2010.  The Company was in compliance with the fixed charge coverage ratio covenant at October 1, 2010.

All of the debt under the PNC Credit Agreement is re-priced to current rates at frequent intervals.  Therefore, its fair value approximates its carrying value at October 1, 2010.  For the three and nine months ended October 1, 2010 and October 2, 2009, the Company had amortization of debt issuance costs, included within interest expense, of $48,000 and $0.4 million, and $0.1 million and $0.3 million, respectively.  Included in amortization of debt issuance costs for the nine months ended October 1, 2010 is approximately $0.2 million of debt issuance costs written off due to the extinguishment of the Bank of America Credit Agreement.  The Company incurred $0.6 million of debt issuance costs during the nine months ended October 1, 2010 associated with entering into the PNC Credit Agreement.

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

In addition, the Borrowers and the Company entered into an Export-Import Revolving Credit and Security Agreement with PNC Bank, which provides for up to a $1.5 million revolving advance amount on certain foreign accounts receivable as part of the Revolving Credit Facility.

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

index

Information regarding the Company’s net periodic benefit cost for pension and other postretirement benefit plans for the three and nine months ended October 1, 2010 and October 2, 2009 is as follows (amounts in thousands):

	Pension Benefits
	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2010	2009	2010	2009
Components of net periodic benefit cost:
Interest cost	$18	$19	$55	$57
Expected return on plan assets	(16)	(14)	(47)	(40)
Amortization of net loss	11	12	33	34
Net periodic benefit cost	$13	$17	$41	$51

	Other Benefits
	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2010	2009	2010	2009
Components of net periodic benefit cost:
Interest cost	$12	$33	$77	$104
Reversal of amortization of net loss	(16)	-	-	-
Net periodic benefit (income) cost	$(4)	$33	$77	$104

During the three and nine months ended October 1, 2010, the Company made contributions to the pension plans of $10,000 and $31,000, respectively.  The Company expects to contribute an additional $10,000 to the pension plans throughout the remainder of 2010.  The Company uses a December 31 measurement date for its pension and other postretirement benefit plans.  The fair value of plan assets was determined by using quoted prices in active markets for identical assets (Level 1 inputs per the fair value hierarchy).

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

index

The following table summarizes stock option activity under the Company’s applicable plans:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Options	Price	Life	(in thousands)

Outstanding at December 31, 2009	1,501,000	$1.97

Granted	-	$-
Exercised	-	$-
Expired	(14,000)	$9.93
Cancelled	-	$-

Outstanding at October 1, 2010	1,487,000	$1.90	6.12 years	$1

Vested and Exercisable at October 1, 2010	987,001	$2.27	5.23 years	$-

A summary of the status of the Company’s non-vested stock options as of October 1, 2010 is presented in the table below:

		Weighted
		Average
		Grant Date
	Options	Fair Value

Non-Vested at December 31, 2009	791,666	$0.89

Granted	-	$-
Vested	(291,667)	$0.86
Cancelled	-	$-

Non-Vested at October 1, 2010	499,999	$0.90

As of October 1, 2010, total unvested compensation expense associated with stock options amounted to $0.1 million and is being amortized on a straight-line basis over the respective options’ vesting period.  The weighted average period in which the above compensation cost will be recognized is 0.6 years as of October 1, 2010.  The Company expects all stock options outstanding at October 1, 2010 to vest, with the exception of 83,333 options awarded under the 2008 Vice President-Sales and Marketing’s Plan which were cancelled in the fourth quarter of 2010 as a result of the departure of the Company's Vice President-Sales and Marketing.  Expense of $0.1 million will be reversed in the fourth quarter of 2010 related to these unvested options.  The fair value of options that vested during the nine months ended October 1, 2010 and October 2, 2009 was $0.3 million and $0.2 million, respectively.

index

The following table summarizes SARs activity under the Company’s applicable plans:

		Weighted
		Average
	SARs	Fair Value

Non-Vested at December 31, 2009	32,000	$1.54

Granted	66,000	$0.77
Vested	(6,000)	$0.89
Cancelled	-	$-

Non-Vested at October 1, 2010	92,000	$0.80

Total Outstanding at October 1, 2010	561,267	$0.55

Note 7.  INCOME TAXES

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, various states and foreign jurisdictions.  The Company and its subsidiaries are generally no longer subject to U.S. federal, state and local examinations by tax authorities for years before 2005.

As of October 1, 2010 and December 31, 2009, the Company had deferred tax assets, net of deferred tax liabilities, of $75.7 million.  Domestic net operating loss (“NOL”) carry forwards comprised $48.6 million of the deferred tax assets for both periods.  Katy’s history of operating losses in many of its taxing jurisdictions provides significant negative evidence with respect to the Company’s ability to generate future taxable income.  As a result, valuation allowances have been recorded as of such dates for the full amount of deferred tax assets, net of the amount of deferred tax liabilities.

Accounting for Uncertainty in Income Taxes

Included in the balances at October 1, 2010 and December 31, 2009 are $0.4 million and $0.9 million, respectively, of liabilities for unrecognized tax benefits.  Because of the impact of deferred tax accounting, other than interest and penalties, the recognition of these liabilities would not affect the annual effective tax rate.  The income tax benefit for the nine months ended October 1, 2010 primarily reflects current tax benefit for the recognition of uncertain tax positions of $0.5 million due to the expiration of certain statutes of limitations.   The Company anticipates reductions to the total amount of unrecognized tax benefits of an additional $0.2 million within the next twelve months due to expiring statutes of limitations.

The Company recognizes interest and penalties accrued related to the unrecognized tax benefits in the income tax provision.  The Company had approximately $0.1 million and $0.3 million of interest and penalties accrued at October 1, 2010 and December 31, 2009, respectively.

Note 8.  RELATED PARTY TRANSACTIONS

Kohlberg & Co., L.L.C. (“Kohlberg”), whose affiliate holds all 1,131,551 shares of the Company’s Convertible Preferred Stock, provides ongoing management oversight and advisory services to the Company.  At October 1, 2010, the Company owed Kohlberg $0.4 million for these services.  This amount is recorded in accounts payable in the Condensed Consolidated Balance Sheets and selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

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

B.           Sterling Fluid Systems (USA) (“Sterling”) has tendered approximately 2,800 cases pending in Michigan, New Jersey, New York, Illinois, Nevada, Mississippi, Wyoming, Louisiana, Georgia, Massachusetts, Missouri, Kentucky, California, South Carolina and Canada to the Company for defense and indemnification.  With respect to one case, Sterling has demanded that the Company indemnify it for a $200,000 settlement.  Sterling bases its tender of the complaints on the provisions contained in a 1993 Purchase Agreement between the parties whereby Sterling purchased the LaBour Pump business and other assets from the Company.  Sterling has not filed a lawsuit against the Company in connection with these matters.

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

index

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

C.           LaBour Pump Company, a former division of an inactive subsidiary of the Company, has been named as a defendant in approximately 420 of the New Jersey cases tendered by Sterling.  The Company has elected to defend these cases, the majority of which have been dismissed or settled for nominal sums.  There are approximately 90 cases which remain active as of October 1, 2010.

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

Note 10.  SEVERANCE, RESTRUCTURING AND RELATED CHARGES

In the second quarter of 2010, the Company informed employees of its intent to close the Wilen facility in Atlanta, Georgia and relocate the manufacturing and distribution functions to the CCP location in Bridgeton, Missouri.  The relocation is expected to be complete by the end of 2010.  A summary of charges for the three and nine months ended October 1, 2010 is as follows:

	October 1, 2010
	Three Months Ended	Nine Months Ended

Contract termination costs	$633	$633
One-time termination benefits	-	207
Other	114	162
	$747	$1,002

Total costs expected to be incurred for the relocation are $1.2 million.  Following is a rollforward of restructuring liabilities by type for the Wilen facility relocation:

		One-time	Contract
		Termination	Termination
	Total	Benefits	Costs	Other
Restructuring liabilities at December 31, 2009	$-	$-	$-	$-
Additions	1,002	207	633	162
Payments	(578)	(36)	(380)	(162)
Restructuring liabilities at October 1, 2010	$424	$171	$253	$-

index

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

Contract
Termination
Costs
Restructuring liabilities at December 31, 2009	$415
Additions	-
Payments	(66)
Other	96
Restructuring liabilities at October 1, 2010	$445

These amounts relate to non-cancelable lease liabilities for abandoned facilities, net of potential sub-lease revenue.  The amount in Other represents changes to sub-lease revenue assumptions.  Total maximum potential amount of lease loss, excluding any sub-lease rentals, is $0.9 million as of October 1, 2010.  The Company has included $0.5 million as an offset for sub-lease rentals.  As of October 1, 2010, the Company does not anticipate any further significant severance, restructuring and other related charges in the upcoming year related to the plan discussed above.

The table below summarizes the future obligations for severance, restructuring and other related charges detailed above (amounts in thousands):

2010 (remainder)	$497
2011	372
$869

index

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report and the information incorporated by reference in this report contain various “forward-looking statements” as defined in Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act of 1934, as amended.  The forward-looking statements are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management.  We have based these forward-looking statements on current expectations and projections about future events and trends affecting the financial condition of our business. Additional information concerning these and other risks and uncertainties is included in Item 1A under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009.  Words and phrases such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “projects,” “may,” “should,” “will,”  “continue,” “is subject to,” and the like are intended to identify forward-looking statements.  The results referred to in forward-looking statements may differ materially from actual results because they involve estimates, assumptions and uncertainties.  Forward-looking statements included herein are as of the date hereof and we undertake no obligation to revise or update such statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.  All forward-looking statements should be viewed with caution.  These forward-looking statements are subject to risks and uncertainties that may lead to results that differ materially from those expressed in any forward-looking statement made by us or on our behalf, including, among other things:

-	Increases in the cost of, or in some cases continuation of, the current price levels of thermoplastic resins, paper board packaging, latex binders and other raw materials.

-	Our inability to reduce product costs, including manufacturing, sourcing, freight, and other product costs.

-	Our inability to protect our intellectual property rights adequately.

-	Our inability to expand our customer base and increase corresponding revenues.

-	Our inability to achieve product price increases, especially as they relate to potentially higher raw material costs.

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

RESULTS OF OPERATIONS

Three Months Ended October 1, 2010 versus Three Months Ended October 2, 2009

Net sales remained flat at $37.6 million during the three months ended October 1, 2010 as compared to the three months ended October 2, 2009.  Gross margin was 9.9% for the three months ended October 1, 2010, a decrease of 3.7 percentage points from the same period a year ago.  The decrease was primarily a result of higher prices on both resin and latex binders.

Selling, general and administrative expenses were $4.5 million for the three months ended October 1, 2010, a $1.2 million reduction from the same period a year ago.  The decrease was primarily due to prior year expenses associated with the transition and hiring of executive level personnel, a decrease in self-insurance and environmental accruals and a decrease in stock-based compensation expense.

Operating results for the three months ended October 1, 2010 were negatively impacted by severance, restructuring and related charges of $0.7 million associated with the Company’s initiative to close its Wilen facility in Atlanta, Georgia and relocate the manufacturing and distribution functions to Bridgeton, Missouri.

Interest expense increased by $0.1 million during the three months ended October 1, 2010 as compared to the three months ended October 2, 2009 as a result of higher interest rates and average borrowings under the PNC Credit Agreement.

Overall, we reported a net loss of $1.6 million, or $0.20 per share, for the three months ended October 1, 2010, as compared to a net loss of $0.8 million, or $0.10 per share, for the three months ended October 2, 2009.  The increased net loss was primarily due to the restructuring charges associated with the Company's initiative to close its Wilen facility in Atlanta, Georgia.

Nine Months Ended October 1, 2010 versus Nine Months Ended October 2, 2009

Net sales decreased slightly from $110.4 million during the nine months ended October 2, 2009 to $110.1 million during the nine months ended October 1, 2010.  Gross margin was 12.1% for the nine months ended October 1, 2010, a decrease of 2.8 percentage points from the same period a year ago.  Gross margin was impacted by an unfavorable variance in our LIFO adjustment of $1.5 million resulting from an increase in resin prices.  Excluding the LIFO adjustment, gross margin for the nine months ended October 1, 2010 decreased 1.5 percentage points from the nine months ended October 2, 2009.  The decrease was primarily a result of higher prices on both resin and latex binders.

Selling, general and administrative expenses were $16.4 million for the nine months ended October 1, 2010, a $3.4 million reduction from the same period a year ago.  The decrease was primarily due to prior year expenses associated with the transition and hiring of executive level personnel, a decrease in self-insurance accruals and a decrease in stock-based compensation expense.

Operating results for the nine months ended October 1, 2010 were negatively impacted by severance, restructuring and related charges of $1.0 million associated with the Company’s initiative to close its Wilen facility in Atlanta, Georgia and relocate the manufacturing and distribution functions to Bridgeton, Missouri.

Interest expense increased by $0.4 million during the nine months ended October 1, 2010 as compared to the nine months ended October 2, 2009 primarily as a result of $0.2 million of debt issuance costs being written off with the extinguishment of the Bank of America Credit Agreement, as well as higher interest rates and average borrowings under the PNC Credit Agreement.

Other income during the nine months ended October 1, 2010 consists of a $2.1 million gain recognized from a settlement of an existing obligation due to Pentland USA, Inc. (“Pentland”), $0.3 million in proceeds from the sale of process technology and $0.1 million in interest income.

The income tax benefit for the nine months ended October 1, 2010 includes a benefit for the recognition of uncertain tax positions of $0.5 million as the statutes of limitations on certain tax years expired.

Overall, we reported a net loss of $2.2 million, or $0.28 per share, for the nine months ended October 1, 2010, as compared to a net loss of $3.8 million, or $0.47 per share, for the nine months ended October 2, 2009.

index

LIQUIDITY AND CAPITAL RESOURCES

We require funding for working capital needs and capital expenditures.  We believe that our cash flow from operations and the use of available borrowings under the PNC Credit Agreement (as defined below) provide sufficient liquidity for our operations going forward.  As of October 1, 2010, we had cash of $0.6 million as compared to cash of $0.7 million at December 31, 2009.  As of October 1, 2010, we had outstanding borrowings of $22.8 million (67% of total capitalization) under the PNC Credit Agreement (as defined below).  Our unused borrowing availability at October 1, 2010 on the Revolving Credit Facility (as defined below) was $3.4 million after the $1.5 million minimum availability requirement discussed below.  As of December 31, 2009, we had outstanding borrowings of $15.8 million (54% of total capitalization) with unused borrowing availability of $1.3 million after the $5.0 million minimum availability requirement under the Bank of America Credit Agreement (as defined below).

PNC Credit Agreement

On May 26, 2010, Continental Commercial Products, LLC and Glit/Gemtex, Ltd. (collectively, the “Borrowers”), wholly owned subsidiaries of the Company, entered into a Revolving Credit, Term Loan and Security Agreement with PNC Bank, National Association (“PNC Bank”) (the “PNC Credit Agreement”).

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

The Revolving Credit Facility has an expiration date of May 26, 2013 and its borrowing base is determined by eligible inventory and accounts receivable, amounting to $22.0 million at October 1, 2010.  The Company’s borrowing base under the PNC Credit Agreement is reduced by the outstanding amount of standby and commercial letters of credit.  Currently, the Company’s largest letters of credit relate to its casualty insurance programs.  Upon extinguishment of the Bank of America Credit Agreement, the Company was required to advance cash to Bank of America as collateral for the outstanding letters of credit in the amount of $3.1 million.  At October 1, 2010, $0.3 million was still outstanding.  The cash advance is recorded within other current assets and the revolving credit agreement in the Condensed Consolidated Balance Sheets.  At October 1, 2010, total outstanding letters of credit were $2.4 million, of which $2.1 million are issued by PNC Bank, and $0.3 million are issued by Bank of America under the Bank of America Credit Agreement until they are transferred to PNC Bank under the PNC Credit Agreement.  The PNC Credit Agreement requires the Company to have a minimum level of availability such that its eligible collateral must exceed the sum of its outstanding borrowings and letters of credit by at least $1.5 million.  This amount is reduced to zero upon the later to occur of (i) the satisfaction of certain financial covenants as set forth in the PNC Credit Agreement, supported by audited year-end financial statements of the Company on a consolidated basis for the fiscal year ending on December 31, 2010 and (ii) the reduction of the Term Loan by an aggregate sum of $1.5 million.

index

The Term Loan bears interest at the Company’s option at either (i) the Eurodollar Rate (as defined in the PNC Credit Agreement), plus 6.25% or (ii) the Base Rate (as defined in the PNC Credit Agreement), plus 5.25%.  Borrowings under the Revolving Credit Facility bear interest at the Company’s option at either (x) the Eurodollar Rate plus 3.25% or (y) the Base Rate plus 2.25%.  For U.S. dollar borrowings, the Base Rate is the highest of (i) the Federal Funds Open Rate (as defined in the PNC Credit Agreement) plus one half of 1.0%, (ii) the interest rate announced by PNC Bank as its base commercial lending rate and (iii) the sum of the Daily LIBOR Rate (as defined in the PNC Credit Agreement) plus 1.0%.  For Canadian dollar borrowings, the Base Rate is the higher of (x) the interest rate announced by the PNC Bank Canada Branch as its reference rate of interest for loans in Canadian dollars to Canadian borrowers and (y) the sum of the one month CDOR Rate (as defined in the PNC Credit Agreement) plus 1.75%.  An unused commitment fee of 50 basis points per annum will be payable quarterly on the average unused amount of the Revolving Credit Facility.

The PNC Credit Agreement includes financial covenants regarding minimum earnings before interest, taxes, depreciation and amortization (“EBITDA,” as defined in the PNC Credit Agreement) and fixed charge coverage ratio.  The Company was not in compliance with the minimum EBITDA covenant at October 1, 2010 and on November 10, 2010, obtained a waiver from PNC Bank in regards to compliance with this covenant for the third quarter of 2010.  The Company was in compliance with the fixed charge coverage ratio covenant at October 1, 2010.

All of the debt under the PNC Credit Agreement is re-priced to current rates at frequent intervals.  Therefore, its fair value approximates its carrying value at October 1, 2010.  For the three and nine months ended October 1, 2010 and October 2, 2009, the Company had amortization of debt issuance costs, included within interest expense, of $48,000 and $0.4 million, and $0.1 million and $0.3 million, respectively.  Included in amortization of debt issuance costs for the nine months ended October 1, 2010 is approximately $0.2 million of debt issuance costs written off due to the extinguishment of the Bank of America Credit Agreement.  The Company incurred $0.6 million of debt issuance costs during the nine months ended October 1, 2010 associated with entering into the PNC Credit Agreement.

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

In addition, the Borrowers and the Company entered into an Export-Import Revolving Credit and Security Agreement with PNC Bank, which provides for up to a $1.5 million revolving advance amount on certain foreign accounts receivable as part of the Revolving Credit Facility.

Cash Flows

Cash provided by operating activities before changes in operating assets and liabilities was $0.8 million in the nine months ended October 1, 2010 as compared to $2.0 million in the same period of 2009.  This variance was primarily a result of a $1.5 million reduction in net loss from operations year over year, offset by a $2.1 million gain recognized from a settlement of an existing obligation due to Pentland.  Changes in operating assets and liabilities used $5.8 million in the nine months ended October 1, 2010 as compared to providing $1.5 million in the same period of 2009.  The current year usage was primarily a result of an increase in accounts receivable and a decrease in other liabilities, partially offset by an increase in accounts payable.  The change in accounts receivable was due to increased sales from the fourth quarter of 2009 to the third quarter of 2010.  The decrease in other liabilities was a result of the settlement of an existing obligation due to Pentland.  The increase in accounts payable was primarily a result of improved payment terms with certain vendors and the timing of resin purchases.  As of October 1, 2010 we were turning our inventory at 4.5 times per year as compared to 3.9 times per year as of December 31, 2009 and 4.7 times per year as of October 2, 2009.

Cash flows provided by financing activities in the nine months ended October 1, 2010 reflect a $7.0 million increase in our debt levels since December 31, 2009, partially offset by $0.6 million in direct costs associated with refinancing.  As previously discussed, debt levels increased during the nine months ended October 1, 2010 as a result of the refinancing with PNC Bank, the payments to Pentland in the amount of $2.0 million, and a $3.0 million increase in accounts receivable.

index

OFF-BALANCE SHEET ARRANGEMENTS

As of October 1, 2010, the Company had no off-balance sheet arrangements.

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

CRITICAL ACCOUNTING POLICIES

        We disclosed details regarding certain of our critical accounting policies in the Management’s Discussion and Analysis section of our Annual Report on Form 10-K for the year ended December 31, 2009 (Part II, Item 7).  There have been no changes to these policies as of October 1, 2010.

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

Changes in Internal Control over Financial Reporting

There have been no changes in Katy’s internal control over financial reporting during the quarter ended October 1, 2010 that have materially affected, or are reasonably likely to materially affect, Katy’s internal control over financial reporting.

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

KATY INDUSTRIES, INC.
Registrant

DATE: November 15, 2010                                                                                                By /s/ David J. Feldman
    David J. Feldman
    President and Chief Executive Officer

       By /s/ James W. Shaffer
    James W. Shaffer
    Vice President, Treasurer and Chief Financial Officer