Form 10-K
period 2010-12-31
KATY INDUSTRIES INC
filed 2011-03-31
CIK 54681

United States
Securities and Exchange Commission
Washington, D.C.  20549

FORM 10-K

[X]  Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2010
OR
[  ]Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 1-5558

Katy Industries, Inc.
(Exact name of registrant as specified in its charter)

Delaware	(a)	75-1277589
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

305 Rock Industrial Park Drive, Bridgeton, Missouri  63044
(Address of principal executive offices)(Zip Code)

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
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐	No ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant based upon its closing transaction price on the OTC Bulletin Board on July 2, 2010 was $7,016,103*.

As of March 15, 2011, 7,951,176 shares of common stock, $1.00 par value, were outstanding, the only class of the registrant's common stock.

* Calculated by excluding all shares held by executive officers and directors of the registrant without conceding that all such persons are “affiliates” of the registrant for purposes of federal securities laws.

DOCUMENTS INCORPORATED BY REFERENCE

The information required to be furnished pursuant to Part III of this Form 10-K is set forth in, and is hereby incorporated by reference herein from, the registrant’s definitive proxy statement for the 2011 annual meeting of stockholders (the “2011 Proxy Statement”) to be filed by the registrant with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the fiscal year ended December 31, 2010.  With the exception of the sections of the 2011 Proxy Statement specifically incorporated herein by reference, the 2011 Proxy Statement is not deemed to be filed as part of this Form 10-K.

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

Operations

                Our commercial cleaning products are sold primarily to janitorial/sanitary and foodservice distributors that supply end users such as restaurants, hotels, healthcare facilities and schools.  Our storage products are primarily sold through major home improvement and mass market retail outlets.  Net sales and operating loss for the Company during 2010 were $141.0 million and $6.2 million, respectively.  Total assets for the Company were $62.9 million at December 31, 2010.  Continental Commercial Products, LLC (“CCP”) was created mainly for the purpose of simplifying our business transactions and improving our customer relationships by allowing customers to order products from various CCP business units on one purchase order.  CCP includes as divisions all of our business units.  CCP is headquartered in Bridgeton, Missouri near St. Louis and has additional operations in California, Georgia and Canada.  Our business units are:

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

The Wilen business unit is a manufacturer, importer and distributor of professional cleaning products that include mops, brooms, brushes, and plastic cleaning accessories.  Wilen products are sold primarily through commercial sanitary maintenance and food service markets, with some products sold through consumer retail outlets.  Products are sold under the following brand names: Wilen®, Wax-o-matic® and Rototech®.

We have restructured many of our operations in order to maintain what we believe is a low cost structure, which is essential for us to be competitive in the markets we serve.  These restructuring efforts include consolidation of facilities, headcount reductions, and evaluation of sourcing strategies to determine the lowest cost method for obtaining finished product.  Costs associated with these efforts include expenses for non-cancelable leases at facilities that have been abandoned, severance and other employee termination and exit costs that may be incurred not only with consolidation of facilities, but potentially the complete shut down of certain manufacturing and distribution operations.  Additional details regarding severance, restructuring and related charges can be found in Note 15 to the Consolidated Financial Statements included in Part II, Item 8.

                See Licenses, Patents and Trademarks below for further discussion regarding the trademarks used by Katy companies.

Markets and Competition

We market a variety of commercial cleaning products and supplies to the sanitary maintenance supply and foodservice channels.  Sales and marketing of these products are handled through a combination of direct sales personnel, manufacturers’ sales representatives, and wholesale distributors.  The commercial distribution channels for our commercial cleaning products are highly fragmented, resulting in a large number of small customers, mainly distributors of sanitary maintenance products.  We also market our products to the construction, packaging and filler market (our pails), and the industrial market (our resin fiber disks).  We do not have one single customer that comprises greater than ten percent of consolidated net sales.

The markets for these products are highly competitive.  Competition is based primarily on price, the ability to provide superior customer service and on-time product delivery.  Other competitive factors include brand recognition, product design, quality and performance of the product.  We compete for market share with a number of competitors depending upon the specific market place.  In large part, our competition is unique in each product line.  We believe that we have established long standing relationships with our major customers based on quality products and service, and our ability to offer a complete line of products.  While each product line is marketed under a different brand name most are sold as complementary products.  We continue to strive to be a low cost producer in all our markets; however, our ability to remain a low cost producer in the industry is highly dependent on the price of our raw materials, primarily thermoplastic resin (see discussion below).  Being a low cost producer is also dependent upon our ability to reduce and subsequently control our cost structure, which has benefited from our recent restructuring efforts.

                We market branded plastic home storage units to mass merchant retailers in the U.S. and Canada.  Sales and marketing of these products are handled by direct sales personnel and external representative groups.  The consumer distribution channels for these products, especially the in-home products, are highly concentrated, with several large mass merchant retailers representing a very significant portion of the customer base.  We compete with a limited number of large companies that offer a broad array of products and many small companies with niche offerings.  With few consumer storage products enjoying patent protection, the primary basis for competition is price.  Therefore, efficient manufacturing and distribution capability is critical to success.  Ultimately, our ability to remain competitive in these consumer markets is dependent upon our position as a low cost producer.  Our ability to become a low cost producer in the industry is highly dependent on the price of our raw materials, primarily thermoplastic resin (see discussion below).

index

Raw Materials

                Our operations did not experience significant difficulties in obtaining raw materials, fuels, parts or supplies for their activities during the year ended December 31, 2010, but no prediction can be made as to possible future supply problems or production disruptions resulting from possible shortages.  We are also subject to uncertainties involving labor relations issues at entities involved in our supply chain, both at suppliers and in the transportation and shipping area.  Our Continental, Container and Contico business units (and some others to a lesser extent) use polyethylene, polypropylene and other thermoplastic resins as raw materials in a substantial portion of their plastic products.  These products have seen significant price increases prior to and during 2010 due, in part, to increases in oil and natural gas prices.  In particular, prices on polypropylene have risen sharply due to shortages in polypropylene monomer as a result of refineries processing more natural gas than oil, thus producing less polypropylene monomer as a by-product of the refining process.  Supply of resins is also at risk due to political unrest in the Middle East and the potential for production outages in the U.S. because of aging refineries.  Latex and acrylic binders as well as fiber (used in our abrasives products) have similar inflationary pressures and the potential for supply disruptions as these materials are also derived from oil and natural gas.

We use cotton and synthetic raw materials in our Wilen business unit.  Major cotton crop failures have led to a world-wide shortage of cotton and significant price increases.  Our Wilen business unit also outsources certain of its products from China.  These products have seen inflationary pressures caused by currency and wage inflation along with increases in raw materials costs.  We have also experienced increases in transportation costs due to increasing demand and limited capacity of cargo ships, as well as increased fuel surcharges from our carriers.

We have not employed an active hedging program related to our commodity price risk, but have employed other strategies for managing this risk, including contracting for a certain percentage of resin needs through supply agreements and opportunistic spot purchases, vendor negotiations and other measures.  In addition, some price increases were implemented when possible; however, in a climate of rising raw material costs (especially in the last three years), we experience difficulty in raising prices to shift these higher costs to our consumer customers for our plastic products.  We cannot predict the direction our raw material prices will take during 2011 and beyond.

Employees

               As of December 31, 2010, we employed 607 people, of which 173 were members of a labor union.  Our labor relations are generally satisfactory and there have been no strikes in recent years.  Our union contract will expire in December 2011.

Regulatory and Environmental Matters

Our operations are subject to various laws and regulations relating to workplace safety and the environment.  Changes in these laws and regulations could have a material impact on our capital expenditures and earnings.  See Note 14 to the Consolidated Financial Statements in Part II, Item 8.

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

index

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

Our reliance on suppliers and commodity markets to secure thermoplastic resins and other raw materials used in our products exposes us to volatility in the availability of raw materials.  In some instances, we depend upon a single source of supply or participate in commodity markets that may be subject to allocations by suppliers.  There is no assurance that we could obtain the required raw materials from other sources on as favorable terms.  As a result, any significant delay in or disruption of the supply of our raw materials or commodities could have an adverse affect on our ability to meet our commitments to our customers, substantially increase our cost of materials, require product reformulation or require qualification of new suppliers, any of which could have a material adverse effect on our business, results of operations or financial condition.  We believe that our supply management practices are based on an appropriate balancing of the foreseeable risks and the costs of alternative practices and, although we do not anticipate any loss of our supply sources, the unavailability of some raw materials, should it occur, may have an adverse effect on our results of operations and financial condition.

Price increases in raw materials could adversely affect our operating results and financial condition.

The prices for certain raw materials used in our operations have demonstrated volatility over the past few years.  The volatility of resin, latex and acrylic prices is expected to continue and may be affected by numerous factors beyond our control, including domestic and international economic conditions, labor costs, the price and production levels of oil, competition, import duties and tariffs and currency exchange rates.  We attempt to reduce our exposure to increases in those costs through a variety of programs, including opportunistic buying of product in the spot market, entering into contracts with suppliers, and seeking substitute materials.  However, there can be no assurance that we will be able to offset increased raw material costs through price increases and there may be a delay from quarter to quarter between the timing of raw material cost increases and price increases on our products.  If we are unable to offset increased raw material costs, our production costs may increase and our margins may decrease, which may have a material adverse effect on our results of operations.

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

As a result of the reduction in overall economic activity, the demand for certain of our products has declined.

Since certain of our products are used for cleaning buildings and office space as well as general cleaning, as vacancies increase the demand for these products is reduced.  Additionally, our distributors/wholesale retailers have reduced their investment in inventories.  Both of these occurrences have caused shrinkage of available business.  A continued reduction in overall economic activity could have a material adverse effect on our results of operations.

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

During the past several years, we have restructured many of our operations in order to maintain a low cost structure, which is essential for us to be competitive in the markets we serve.  We must continuously improve our manufacturing efficiencies in order to reduce our overhead structure, as well as develop additional efficiencies within the sourcing/purchasing and administration areas of our operations.  The plans and programs we implement for the purpose of improving efficiencies may not have the positive profit-enhancing impact anticipated.  In the event we are unable to continue to improve our productivity and streamline our operations, our financial condition and results of operations may be harmed.

An increase in interest rates may negatively impact our operating results.

As of December 31, 2010 all of our outstanding debt was subject to variable interest rates.  An increase in interest rates may have a material adverse effect on our financial condition and results of operations.

index

The cost of servicing our debt on which we are required to make interest and principal payments may adversely affect our liquidity and financial condition, limit our ability to grow and compete, and prevent us from fulfilling our obligations under our indebtedness.

As of December 31, 2010, we had $22.9 million of debt outstanding.  Subject to limits contained in the agreements governing our outstanding debt, we may incur additional debt in the future.  Our indebtedness places significant demands on our cash resources, which may:

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

The agreements relating to our outstanding debt, including our Revolving Credit, Term Loan and Security Agreement with PNC Bank, National Association (“PNC Bank”) (the “PNC Credit Agreement”), contain a number of restrictive covenants that limit our ability to, among other things:

•	incur additional debt;

•	make certain distributions, investments and other restricted payments;

•	limit the ability of restricted subsidiaries to make payments to us;

•	enter into transactions with affiliates;

•	create certain liens;

•	sell assets and if sold, use the proceeds at management’s discretion; and

•	consolidate, merge or sell all or substantially all of our assets.

Our secured debt also contains other customary covenants, including, among others, provisions relating to the maintenance of the property securing the debt and restricting our ability to pledge assets or create other liens.  In addition, our credit facility requires us to maintain at least $0.5 million in borrowing availability through and including May 1, 2011, and then $1.5 million on May 2, 2011 and thereafter, which represents our eligible collateral base less outstanding borrowings and letters of credit.  This amount is reduced to zero upon the reduction of the Term Loan by an aggregate sum of $1.5 million, which the Company currently expects to occur in the third quarter of fiscal 2011.  The borrowing availability requirement contained in our credit facility may restrict our operations and our ability to fund capital expenditures, operations and business opportunities in a normal manner.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – PNC Credit Agreement” for further discussion.

index

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

If we are unable to comply with the terms of our debt agreements, we could seek to obtain an amendment to such debt agreements and pursue increased liquidity through additional debt financing and/or the sale of assets.  It is possible, however, that we may not be able to obtain further amendments from the lender or secure additional debt financing or liquidity through the sale of assets on favorable terms or at all.

Work stoppages or other labor issues at our facilities or those of our suppliers could adversely affect our operations.

At December 31, 2010, we employed 607 persons in our various businesses, of which approximately 29% were subject to a collective bargaining arrangement.  As a result, we are subject to the risk of work stoppages and other labor-relations matters.  Our union contract will expire in December 2011.

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

index

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

Because of high deductibles on our health insurance and workers’ compensation policies, we are effectively self-insured with respect to these coverages.  Employee health claims are self-insured except to the extent of stop-loss coverage on large claims.  In our financial statements, we maintain a reserve for health insurance and workers’ compensation claims using actuarial estimates from third-party consultants and historical data for payment patterns, cost trends and other relevant factors.  We evaluate the accrual rates for our reserves regularly throughout the year and we have in the past made adjustments as needed.  Due to the uncertainties inherent in the actuarial process, the amount reserved may differ from actual claim amounts and we may be required to further adjust our reserves in the future to reflect the actual cost of claims and related expenses.  If the actual cost of such claims and related expenses exceeds the amounts estimated, we may be required to record additional charges for these claims and/or additional reserves may be required.

Item 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

index

Item 2.  PROPERTIES

As of December 31, 2010, our total building floor area owned or leased was 1,453,000 square feet, of which 185,000 square feet were owned and 1,268,000 square feet were leased.  The following table shows a summary by location of our principal facilities including the nature of the facility and the related business unit.

Location		Facility	Business Unit

UNITED STATES
California
	Norwalk	Office, Manufacturing, Distribution	Continental, Contico, Container
	Chino	Distribution	Continental, Glit, Wilen, Disco

Georgia
	McDonough	Office, Manufacturing, Distribution	Glit, Wilen, Disco
	Wrens*	Office, Manufacturing, Distribution	Glit

Missouri
	Bridgeton	Office, Manufacturing, Distribution	Continental, Contico, Wilen, Corporate
	Hazelwood	Manufacturing	Contico

CANADA
Ontario
	Toronto	Office, Manufacturing	Gemtex
		Distribution	Gemtex, Continental, Glit, Wilen, Disco

*           Office/manufacturing facility is owned.

We believe that our current facilities have been adequately maintained, generally are in good condition, and are suitable and adequate to meet our needs in our existing markets for the foreseeable future.

Item 3.  LEGAL PROCEEDINGS

Information regarding legal proceedings is included in Note 14 to the Consolidated Financial Statements in Part II, Item 8 and is incorporated by reference herein.

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

Period	High	Low

2009
First Quarter	$1.25	$0.29
Second Quarter	1.38	0.35
Third Quarter	1.75	0.84
Fourth Quarter	1.80	1.05

2010
First Quarter	$2.00	$1.05
Second Quarter	1.80	1.16
Third Quarter	1.74	0.45
Fourth Quarter	1.20	0.41

As of March 15, 2011, there were 519 holders of record of our common stock, in addition to approximately 600 holders in street name, and there were 7,951,176 shares of common stock outstanding.

Dividend Policy

Dividends are paid at the discretion of our Board of Directors.  The Board of Directors suspended quarterly dividends on March 30, 2001 in order to preserve cash for operations, and the Company has not declared or paid any cash dividends on its common stock since that time.  In addition, the PNC Credit Agreement prohibits the Company from paying dividends on its securities, other than dividends paid solely in securities.  The Company currently intends to retain its future earnings, if any, to fund the development and growth of its business and, therefore, does not anticipate paying any dividends, either in cash or securities, in the foreseeable future.  Any future decision concerning the payment of dividends on the Company’s common stock will be subject to its obligations under the PNC Credit Agreement and will depend upon the results of operations, financial condition and capital expenditure plans of the Company, as well as such other factors as the Board of Directors, in its sole discretion, may consider relevant.  For a discussion of our PNC Credit Agreement, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Equity Compensation Plan Information

Information regarding securities authorized for issuance under the Company’s equity compensation plans as of December 31, 2010 is set forth in Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

index

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report and the information incorporated by reference in this report contain various “forward-looking statements” as defined in Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act of 1934, as amended.  The forward-looking statements are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management.  We have based these forward-looking statements on current expectations and projections about future events and trends affecting the financial condition of our business. Additional information concerning these and other risks and uncertainties is included in Item 1A under the caption “Risk Factors”.  Words and phrases such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “projects,” “may,” “should,” “will,”  “continue,” “is subject to,” and the like are intended to identify forward-looking statements.  The results referred to in forward-looking statements may differ materially from actual results because they involve estimates, assumptions and uncertainties.  Forward-looking statements included herein are as of the date hereof and we undertake no obligation to revise or update such statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.  All forward-looking statements should be viewed with caution.  These forward-looking statements are subject to risks and uncertainties that may lead to results that differ materially from those expressed in any forward-looking statement made by us or on our behalf, including, among other things:

-	Increases in the cost of, or in some cases continuation of, the current price levels of thermoplastic resins, paper board packaging, latex binders, cotton and other raw materials.

-	Our inability to reduce product costs, including manufacturing, sourcing, freight, and other product costs.

-	Our inability to protect our intellectual property rights adequately.

-	Our inability to expand our customer base and increase corresponding revenues.

-	Our inability to achieve product price increases, especially as they relate to potentially higher raw material costs.

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

index

OVERVIEW

        We are a manufacturer, importer and distributor of commercial cleaning and storage products.  Our commercial cleaning products are sold primarily to sanitary maintenance and foodservice distributors that supply end users such as restaurants, hotels, healthcare facilities and schools.  Our storage products are primarily sold through major home improvement and mass market retail outlets.

        For purposes of this discussion and analysis section, reference is made to the table below and our Consolidated Financial Statements included in Part II, Item 8.

        Over the past few years, our management has been focused on a number of restructuring and cost reduction initiatives, including the consolidation of facilities, selling, general and administrative cost rationalization and organizational changes.  We have and expect to continue to benefit from various profit enhancing strategies such as process improvements, value engineering products and improved sourcing/purchasing.

        End-user demand for our products has historically been stable and recurring.  Due to the current economic environment, the need for our products has been reduced along with the reduction in overall economic activity.  Since our products are used for cleaning buildings and office space as well as general cleaning, as vacancies increase the demand for our products will be reduced.  Additionally, consistent with good business practice in a downturn economy, our distributors/wholesale retailers have reduced their investment in inventories.  Both of these occurrences have caused shrinkage of available business.

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

        Key elements in achieving profitability include 1) lowering our cost structure, from a production, distribution and administrative standpoint, 2) providing outstanding customer service and 3) containing raw material costs (especially plastic resins) or raising prices to shift these higher costs to our customers for our plastic products.  In addition to continually striving to reduce our cost structure, we are seeking to offset pricing challenges by developing new products.  We have introduced two new products in our Glit business unit.  Both of these products offer significant pricing advantages to our customers while providing equal performance characteristics.  We have also introduced two new products in our Wilen business unit to compete against the rising cost of traditional cotton, while offering a superior product performance.  These new product offerings are consistent with our commitment to offer our customers environmentally conscious options at the lowest cost.

	Years Ended December 31,
	2010		2009
	(Amounts in Millions, except per share data and percentages)
	$	% to Sales	$	% to Sales
Net sales	$141.0	100.0	$141.2	100.0
Cost of goods sold	125.3	88.9	121.2	85.8
Gross profit	15.7	11.1	20.0	14.2
Selling, general and administrative expenses	20.8	14.7	25.9	18.3
Impairment of long-lived assets	-	-	0.1	0.1
Severance, restructuring and related charges	1.3	0.9	0.1	0.1
(Gain) loss on sale or disposal of assets	(0.2)	(0.2)	0.1	0.1
Operating loss	(6.2)	(4.4)	(6.2)	(4.4)

Interest expense	(1.6)		(1.1)
Other, net	2.2		0.7

Loss before income tax benefit	(5.6)		(6.6)
Income tax benefit	0.5		0.5

Net loss	$(5.1)		$(6.1)

Net loss per share of common stock - Basic and diluted	$(0.64)		$(0.77)

index

RESULTS OF OPERATIONS - 2010 COMPARED TO 2009

Net sales decreased slightly from $141.2 million during the year ended December 31, 2009 to $141.0 million during the year ended December 31, 2010.  Changes in net sales resulting from volume, pricing or currency translation were all nominal.  Gross margin was 11.1% for the year ended December 31, 2010, a decrease of 3.1 percentage points from the prior year.  Gross margin was impacted by an unfavorable variance in our LIFO adjustment of $1.1 million resulting from an increase in resin prices.  Excluding the LIFO adjustment, gross margin for the year ended December 31, 2010 decreased 2.2 percentage points from the prior year.  The decrease was primarily a result of higher prices on resin, latex binders and cotton, as well as inefficiencies resulting from the relocation of the Wilen operation from Atlanta, Georgia to Bridgeton, Missouri.  As a result, our gross profit decreased $4.3 million from $20.0 million to $15.7 million.

Selling, general & administrative (“SG&A”) expenses were $20.8 million for the year ended December 31, 2010, a $5.1 million reduction from the prior year.  The decrease was primarily due to prior year expenses associated with the transition and hiring of executive level personnel, a decrease in self-insurance accruals, a decrease in stock-based compensation expense, and a decrease in management bonus accruals.

See Note 4 to the Consolidated Financial Statements in Part II, Item 8 for discussion on impairment of long-lived assets.

Our operating loss remained unchanged at $6.2 million.  Operating results for the year ended December 31, 2010 were negatively impacted by severance, restructuring and related charges of $1.3 million associated with the Company’s initiative to close its Wilen facility in Atlanta, Georgia and relocate the manufacturing and distribution functions to Bridgeton, Missouri.  See Note 15 to the Consolidated Financial Statements in Part II, Item 8 for discussion on severance, restructuring and related charges.

Interest expense increased by $0.5 million in 2010 compared to 2009 primarily as a result of $0.2 million of debt issuance costs being written off with the extinguishment of the Bank of America Credit Agreement, as well as higher interest rates and average borrowings under the PNC Credit Agreement.

Other income during the year ended December 31, 2010 primarily consists of a $2.1 million gain recognized from a settlement of an existing obligation due to Pentland USA, Inc. (“Pentland”).  Other income in 2009 primarily consists of $0.4 million in proceeds from an insurance claim and $0.1 million in proceeds from the sale of property from one of our non-operating subsidiaries.  See Note 2 to the Consolidated Financial Statements in Part II, Item 8 for further discussion on the insurance claim proceeds.

The income tax benefit for the years ended December 31, 2010 and 2009 reflects a benefit for the recognition of uncertain tax positions of $0.5 million and $0.4 million, respectively, as the statutes of limitations on certain tax years expired.

Overall, we reported a net loss of $5.1 million, or $0.64 per share, for the year ended December 31, 2010, as compared to a net loss of $6.1 million, or $0.77 per share, in the same period of 2009.

LIQUIDITY AND CAPITAL RESOURCES

We require funding for working capital needs and capital expenditures.  We believe that our cash flow from operations and the use of available borrowings under the PNC Credit Agreement (as defined below) provide sufficient liquidity for our operations going forward.  As of December 31, 2010, we had cash of $1.3 million and outstanding checks of $1.3 million as compared to cash of $0.7 million and outstanding checks of $1.3 million at December 31, 2009.  As of December 31, 2010, we had outstanding borrowings of $22.9 million (72% of total capitalization) under the PNC Credit Agreement.  Our unused borrowing availability at December 31, 2010 on the Revolving Credit Facility (as defined below) was $0.5 million after the $1.1 million minimum availability requirement discussed below.  As of December 31, 2009, we had outstanding borrowings of $15.8 million (54% of total capitalization) with unused borrowing availability of $1.3 million after the $5.0 million minimum availability requirement under the Bank of America Credit Agreement (as defined below).

index

PNC Credit Agreement

On May 26, 2010, CCP and Glit/Gemtex, Ltd. (collectively with CCP, the “Borrowers”), wholly owned subsidiaries of the Company, and the Company, as guarantor, entered into a Revolving Credit, Term Loan and Security Agreement (the “PNC Credit Agreement”) with PNC Bank, National Association (“PNC Bank”).

The PNC Credit Agreement is a $33.2 million credit facility with an $8.2 million term loan (the “Term Loan”) and a $25.0 million revolving loan (the “Revolving Credit Facility”), including a $3.5 million sub-limit for letters of credit. The proceeds of the Term Loan and Revolving Credit Facility were used to repay the Second Amended and Restated Credit Agreement with Bank of America (“Bank of America Credit Agreement”) and pay fees and expenses associated with the negotiation and consummation of the PNC Credit Agreement.  The PNC Credit Agreement resulted in two important benefits related to our long-term strategy: (1) the reduction of the availability block under the Revolving Credit Facility from $5.0 million to $1.5 million, as compared to the revolver under the Bank of America Credit Agreement, allows for additional borrowing capacity and increased working capital flexibility and (2) the additional $1.7 million availability under the Term Loan, as compared to the term loan under the Bank of America Credit Agreement, allowed us to negotiate a settlement of an existing obligation due to Pentland, whereby we accelerated all amounts due to Pentland in 2010 of $1.9 million and paid an additional $0.1 million in satisfaction of a liability of $4.1 million.  This settlement eliminates cash requirements of $1.8 million in 2011 and $0.4 million in 2012.

All extensions of credit under the PNC Credit Agreement are collateralized by a first priority security interest in and lien upon substantially all present and future assets and properties of the Company.  The Company guarantees the obligations of the Borrowers under the PNC Credit Agreement.

The principal balance of the Term Loan is payable in monthly installments followed by a final installment on May 26, 2013 equal to the then outstanding and unpaid principal balance of the Term Loan.  Mandatory prepayments of the Term Loan will be required upon the occurrence of certain events, including sales of certain assets, and the Company must make annual prepayments of the Term Loan in an amount equal to 50% of excess cash flow (as defined in the PNC Credit Agreement), provided, that for the fiscal year ending December 31, 2010, the calculation was based on the period commencing on June 1, 2010 and ending on December 31, 2010.  No prepayment was required for fiscal 2010.

The Revolving Credit Facility has an expiration date of May 26, 2013 and its borrowing base is determined by eligible inventory and accounts receivable, amounting to $19.0 million at December 31, 2010.  The Company’s borrowing base under the PNC Credit Agreement is reduced by the outstanding amount of standby and commercial letters of credit.  Currently, the Company’s largest letters of credit relate to its casualty insurance programs.  Upon extinguishment of the Bank of America Credit Agreement, the Company was required to advance cash to Bank of America as collateral for the outstanding letters of credit in the amount of $3.1 million.  At December 31, 2010, $0.3 million of such advance was still outstanding.  The cash advance is recorded within other current assets and the revolving credit agreement in the Consolidated Balance Sheets.  At December 31, 2010, total outstanding letters of credit were $2.4 million, of which $2.1 million are issued by PNC Bank, and $0.3 million are issued by Bank of America under the Bank of America Credit Agreement until they are transferred to PNC Bank under the PNC Credit Agreement.  The PNC Credit Agreement requires the Company to have a minimum level of availability such that its eligible collateral must exceed the sum of its outstanding borrowings and letters of credit by a certain amount.  The Company amended the PNC Credit Agreement three times subsequent to December 31, 2010 to reduce the minimum level of required availability.  The first and second amendments to the PNC Credit Agreement reduced the minimum level of required availability from $1.5 million to $1.1 million through February 4 and February 11, 2011, respectively.  The third amendment to the PNC Credit Agreement (“Third Amendment”) reduced the minimum level of required availability dollar for dollar by the aggregate amount of cash infusions into the Company (and further distributed to the Borrowers) by members of management of the Company and/or such other persons who are reasonably acceptable to PNC Bank, on the date when made.  The minimum level of availability will remain at the reduced amount through and including May 1, 2011, and will be reinstated to $1.5 million on May 2, 2011.  This amount is reduced to zero upon the reduction of the Term Loan by an aggregate sum of $1.5 million, which the Company currently expects to occur in the third quarter of fiscal 2011.  As a result of $0.2 million received on February 12, 2011, the minimum level of required availability was reduced from $1.5 million to $1.3 million on February 12, 2011.  An additional $0.8 million was received on February 15, 2011, further reducing the minimum level of required availability to $0.5 million on February 15, 2011.

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

index

The PNC Credit Agreement includes financial covenants regarding minimum earnings before interest, taxes, depreciation and amortization (“EBITDA,” as defined in the PNC Credit Agreement) and fixed charge coverage ratio.  The Third Amendment also amended these covenants and will provide the Borrowers with additional flexibility under the covenants.  Additionally, the first amendment to the PNC Credit Agreement added a covenant requiring the Company to consummate a capital event no later than May 1, 2011, defined as either a capital infusion, in the form of either equity or debt or pursuant to a sale or other disposition of assets.  The Company was in compliance with the financial covenants in the PNC Credit Agreement, as amended, at December 31, 2010.

If the Company is unable to comply with the terms of the amended covenants, it could seek to obtain further amendments and pursue increased liquidity through additional debt financing and/or the sale of assets.  However, the Company believes that it will be able to comply with all covenants, as amended, throughout 2011.

All of the debt under the PNC Credit Agreement is re-priced to current rates at frequent intervals.  Therefore, its fair value approximates its carrying value at December 31, 2010.  For the years ended December 31, 2010 and 2009, the Company had amortization of debt issuance costs, included within interest expense, of $0.5 million and $0.4 million, respectively.  Included in amortization of debt issuance costs for the year ended December 31, 2010 is approximately $0.2 million of debt issuance costs written off due to the extinguishment of the Bank of America Credit Agreement.  The Company incurred $0.8 million of debt issuance costs during the year ended December 31, 2010 associated with entering into the PNC Credit Agreement.

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

In addition, CCP and the Company entered into an Export-Import Revolving Credit and Security Agreement (“Ex-Im Agreement”) with PNC Bank, which provides for up to a $1.5 million revolving advance amount on certain foreign accounts receivable as part of the Revolving Credit Facility.  Concurrent with the Third Amendment, the Company entered into a first amendment to the Ex-Im Agreement to amend the financial covenants contained in the Ex-Im Agreement to be consistent with the Third Amendment.

Cash Flow

Cash used in operating activities before changes in operating assets and liabilities was $0.3 million for the year ended December 31, 2010 as compared to cash provided of $1.9 million for the year ended December 31, 2009.  This variance was primarily a result of a $2.0 million settlement payment of an existing obligation due to Pentland and a variance in stock-based compensation expense of $0.6 million.  Changes in operating assets and liabilities used $4.9 million for the year ended December 31, 2010 as compared to providing $3.2 million for the year ended December 31, 2009.  The current year usage was primarily a result of an increase in accounts receivable and a decrease in accrued expenses and other liabilities, partially offset by an increase in accounts payable.  The change in accounts receivable was due to increased gross sales from December 2009 to December 2010.  The decrease in accrued expenses and other liabilities was a result of the settlement of an existing obligation due to Pentland, as well as a decrease in casualty insurance, pension and bonus reserves.  The increase in accounts payable was primarily a result of improved payment terms with certain vendors and the timing of resin purchases.  As of December 31, 2010 we were turning our inventory at 4.0 times per year as compared to 3.9 times per year as of December 31, 2009.

Cash flows provided by financing activities in the year ended December 31, 2010 reflect a $7.1 million increase in our debt levels since December 31, 2009, partially offset by $0.8 million in direct costs associated with refinancing.  As previously discussed, debt levels increased during the year ended December 31, 2010 as a result of the refinancing with PNC Bank and the payments to Pentland in the amount of $2.0 million.

Off-balance Sheet Arrangements

None.

index

Transactions with Related and Certain Other Parties

Kohlberg & Co., L.L.C. (“Kohlberg”), an affiliate of Kohlberg Investors IV, L.P., whose affiliate holds all 1,131,551 shares of our Convertible Preferred Stock, provides ongoing management oversight and advisory services to the Company.  At December 31, 2010, the Company owed Kohlberg $0.5 million for these services.  This amount is recorded in accounts payable in the Consolidated Balance Sheets and selling, general and administrative expenses in the Consolidated Statements of Operations.  Additionally, in February 2011 the Company received $0.8 million from Kohlberg, which will be recorded in accrued expenses in the Consolidated Balance Sheets and repaid at a future date.  We incurred an expense of and paid $0.5 million for these services in 2009.  We expect to incur $0.5 million annually for these services in future years.

Concurrent with the Third Amendment (described above), in February 2011, loans of $0.1 million each were received from two directors of the Company, and a loan of $50,000 was received from the Company’s Chief Executive Officer.  In connection with these loans, the Company entered into subordinated promissory notes with these individuals.  These notes mature on November 26, 2013 and accrue interest at a rate of 15% per year, to be paid in quarterly installments, which may be paid by capitalizing such interest and adding such capitalized interest to the principal amount of the subordinated notes.

OUTLOOK FOR 2011

We experienced steady volume performance throughout 2010.  Given the current economic environment, we believe the Company has the opportunity to experience growth in-line with gross domestic product (“GDP”) for 2011.

Cost of goods sold is subject to variability in the prices for certain raw materials, most significantly thermoplastic resins used in the manufacture of plastic products for the Continental, Container and Contico businesses.  These products have seen significant price increases prior to and during 2010 due, in part, to increases in oil and natural gas prices.  In particular, prices on polypropylene have risen sharply due to shortages in polypropylene monomer as a result of refineries processing more natural gas than oil, thus producing less polypropylene monomer as a by-product of the refining process.  Supply of resins is also at risk due to political unrest in the Middle East and the potential for production outages in the U.S. because of aging refineries.  Latex and acrylic binders as well as fiber (used in our abrasives products) have similar inflationary pressures and the potential for supply disruptions as these materials are also derived from oil and natural gas.  We use cotton and synthetic raw materials in our Wilen business unit.  Major cotton crop failures have led to a world-wide shortage of cotton and significant price increases.   Prices of thermoplastic resins and cotton have continued to rise during the first quarter of 2011.  We have not employed an active hedging program related to our commodity price risk, but are employing other strategies for managing this risk, including contracting for a certain percentage of resin needs through supply agreements and opportunistic spot purchases.  In a climate of rising raw material costs, we have experienced difficulty in raising prices to shift these higher costs to our customers, particularly to our mass merchant customers for our plastic products.  Our future earnings may be negatively impacted to the extent further increases in costs for raw materials cannot be recovered or offset through higher selling prices within a timely manner.  We cannot predict the direction our raw material prices will take during 2011.

SG&A expenses as a percentage of sales were lower in 2010 as compared to 2009.  The percentage has decreased primarily as a result of expenses associated with the transition and hiring of executive level personnel in 2009.  We expect the percentage to decline further in 2011 as we continue to evaluate the possibility of further consolidation of administrative processes and reduction in other SG&A expenses in order to achieve cost improvements.

We cannot predict the future levels of interest rates.  Under the PNC Credit Agreement the Company’s interest rates on all of our outstanding borrowings and letters of credit are higher as of December 31, 2010 than they were as of December 31, 2009 under the Bank of America Credit Agreement.

Given our history of operating losses, along with guidance provided by the accounting literature covering accounting for income taxes, we are unable to conclude it is more likely than not that we will be able to generate future taxable income sufficient to realize the benefits of domestic deferred tax assets carried on our books.  Therefore, a full valuation allowance on the net deferred tax asset position was recorded at December 31, 2010, and we do not expect to record the benefit of any deferred tax assets that may be generated in 2011.  We will continue to record current expense associated with foreign and state income taxes.

We expect our working capital levels to remain constant as a percentage of sales.  However, inventory carrying values may be adversely affected by higher material costs.  We expect to use cash flow in 2011 for capital expenditures and payments due under our Term Loan as well as the settlement of previously established restructuring accruals.  The majority of these accruals relate to non-cancelable lease obligations for abandoned facilities.  The restructuring accruals do not create incremental cash obligations in that we are obligated to make the associated payments whether we occupy the facilities or not.  The amount we will ultimately pay out under these restructuring accruals is dependent on our ability to maintain our current sublet arrangements on a portion of the abandoned facilities.

index

If the Company is unable to comply with the terms of the amended covenants of the PNC Credit Agreement, it could seek to obtain further amendments and pursue increased liquidity through additional debt financing and/or the sale of assets.  However, the Company believes that it will be able to comply with all covenants, as amended, throughout 2011.  In addition, we are continually evaluating alternatives relating to the sale of excess assets and divestitures of certain of our business units.  Asset sales and business divestitures present opportunities to provide additional liquidity by de-leveraging our financial position.  However, the Company may not be able to secure liquidity through the sale of assets on favorable terms or at all.

CRITICAL ACCOUNTING ESTIMATES

Our significant accounting policies are more fully described in Note 2 to the Consolidated Financial Statements of Katy included in Part II, Item 8.  Certain of our accounting policies as discussed below require the application of significant judgment by management in selecting the appropriate assumptions for calculating amounts to record in our consolidated financial statements.  By their nature, these judgments are subject to an inherent degree of uncertainty.

Revenue Recognition – Revenue is recognized for all sales, including sales to distributors, at the time the products are shipped and title has transferred to the customer, provided that a purchase order has been received or a contract has been executed, there are no uncertainties regarding customer acceptances, the sale price is fixed and determinable and collection is deemed probable.  The Company’s standard shipping terms are FOB shipping point.  Sales discounts, returns and allowances, and cooperative advertising allowances are included in net sales.  These provisions are estimated at the time of sale.  The provision for doubtful accounts is included in selling, general and administrative expenses.

Stock-based Compensation – Compensation cost recognized during the years ended December 31, 2010 and 2009 includes:  a) compensation cost for all stock options granted based on the grant date fair value amortized over the options’ vesting period and b) compensation cost for outstanding SARs as of December 31, 2010 and 2009 based on the December 31, 2010 and 2009 fair value, respectively.

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

Although we make every effort to ensure the accuracy of our forecasts of future product demand, any significant unanticipated changes in demand or product developments could have a significant impact on the value of our inventory and our reported operating results.  Our reserves for excess and obsolete inventory were $1.2 million and $1.3 million as of December 31, 2010 and 2009, respectively.

index

Goodwill and Impairments of Long-Lived Assets – In connection with certain acquisitions, we recorded goodwill representing the cost of the acquisition in excess of the fair value of the net assets acquired.  At December 31, 2010 we had goodwill recorded of $0.7 million.  For purposes of evaluating goodwill impairment, the Company consists of one reporting unit, which is the same as the Company itself as a whole.  The fair value of the reporting unit is determined annually, or as indicators of impairment are identified, and the fair value is compared to the carrying value of the reporting unit.  Fair value is calculated using a combination of a market approach and a discounted cash flow calculation, with equal weight being placed on each calculation.  To execute the market approach, an equity fair value calculation is prepared using the share price of the Company’s common stock at selected periods of time multiplied by the total outstanding shares.  Our preferred shares are assumed converted into common shares for purposes of this calculation, and an equal weight is placed on each share price used.  The discounted cash flow calculation uses management’s operating budget to project the following fiscal year’s cash flows, and forecasted amounts for the next four years based on management’s best estimate of increases in sales and operating expenses as well as gross margin improvements.  If the fair value exceeds the carrying value, then no adjustment is necessary.  If the carrying value of the reporting unit exceeds the fair value, appraisals are performed of long-lived assets and other adjustments are made to arrive at a revised fair value balance sheet.  This revised fair value balance sheet (without goodwill) is compared to the fair value of the business previously determined, and a revised goodwill amount is determined.  If the indicated goodwill amount meets or exceeds the current carrying value of goodwill, then no adjustment is required.  However, if the result indicates a reduced level of goodwill, an impairment is recorded to state the goodwill at the revised level.  Any impairments of goodwill are recorded as a component of income from continuing operations.  As of December 31, 2010 the fair value of our reporting unit exceeded the carrying value by 277%.

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

Deferred Income Taxes – We recognize deferred income tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities.  Deferred income tax assets also include federal, state and foreign net operating loss carry-forwards, primarily due to the significant operating losses incurred during recent years, as well as various tax credits.  We regularly review our deferred income tax assets for recoverability taking into consideration historical net income (losses), projected future income (losses) and the expected timing of the reversals of existing temporary differences.  We establish a valuation allowance when it is more likely than not that these assets will not be recovered.  As of December 31, 2010, we had a valuation allowance of $78.2 million.  Given the negative evidence provided by our history of operating losses, we were unable to conclude that it is more likely than not that our deferred tax assets would be recoverable through the generation of future taxable income.  We will continue to evaluate our valuation allowance requirements based on future operating results and business acquisitions and dispositions, and we may adjust our deferred tax asset valuation allowance.  Such changes in our deferred tax asset valuation allowance will be reflected in current operations through our income tax provision.

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

Workers’ Compensation and General Liabilities – We make payments for workers’ compensation and general liability claims generally through the use of a third party claims administrator.  We have purchased insurance coverage for large claims over our large deductible program and self-insured retention levels.  Our workers’ compensation liabilities are developed using actuarial methods based upon historical data for payment patterns, cost trends, and other relevant factors.  In order to consider a range of possible outcomes, we have based our estimates of liabilities in this area on several different sources of loss development factors, including those from the insurance industry, the manufacturing industry, and factors developed in-house.  Our general approach is to identify a reasonable, logical conclusion, typically in the middle range of the possible outcomes.  While we believe that our liabilities for workers’ compensation and general liability claims as of December 31, 2010 are adequate and that the judgment applied is appropriate, such estimated liabilities could differ materially from what will actually transpire in the future.

index

Environmental and Other Contingencies – We and certain of our current and former direct and indirect corporate predecessors, subsidiaries and divisions are involved in remedial activities at certain present and former locations and have been identified by the United States Environmental Protection Agency, state environmental agencies and private parties as potentially responsible parties (“PRPs”) at a number of hazardous waste disposal sites under the Comprehensive Environmental Response, Compensation and Liability Act (“Superfund”) or equivalent state laws and, as such, may be liable for the cost of cleanup and other remedial activities at these sites.  Responsibility for cleanup and other remedial activities at a Superfund site is typically shared among PRPs based on an allocation formula.  Under the federal Superfund statute, parties could be held jointly and severally liable, thus subjecting them to potential individual liability for the entire cost of cleanup at the site.  Based on our estimate of allocation of liability among PRPs, the probability that other PRPs, many of whom are large, solvent, public companies, will fully pay the costs apportioned to them, currently available information concerning the scope of contamination, estimated remediation costs, estimated legal fees and other factors, we have recorded and accrued for environmental liabilities in amounts that we deem reasonable.  The ultimate costs will depend on a number of factors and the amount currently accrued represents our best current estimate of the total costs to be incurred.  We expect this amount to be substantially paid over the next one to four years.  See Note 14 to the Consolidated Financial Statements in Part II, Item 8.

Severance, Restructuring and Related Charges – We have completed several cost reduction and facility consolidation initiatives including the closure or consolidation of manufacturing, distribution and office facilities, and the centralization of business units.  These initiatives have resulted in significant severance, restructuring and related charges.  Included in these charges are one-time termination benefits including severance, benefits and other employee-related costs associated with employee terminations; contract termination costs mostly related to non-cancelable lease liabilities for abandoned facilities, net of sub-lease revenue; and other costs associated with the consolidation of administrative and operational functions.  We recognize costs (including costs for one-time termination benefits) associated with exit or disposal activities as they are incurred.  However, charges related to non-cancelable leases require estimates of sub-lease income and adjustments to these liabilities are possible in the future depending on the accuracy of the sub-lease assumptions made.

NEW ACCOUNTING PRONOUNCEMENTS

See Note 2 to the Consolidated Financial Statements in Part II, Item 8 for a discussion of new accounting pronouncements and the potential impact to the Company's consolidated results of operations and financial position.

index

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Katy Industries, Inc.

We have audited the accompanying consolidated balance sheets of Katy Industries, Inc. and Subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for each of the years in the two-year period ended December 31, 2010. Katy Industries, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Katy Industries, Inc. and Subsidiaries as of December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

/s/ UHY LLP

St. Louis, Missouri
March 31, 2011

index

KATY INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2010 and 2009
(Amounts in Thousands)

ASSETS

	2010	2009
CURRENT ASSETS:
Cash	$1,319	$747
Trade accounts receivable, net of allowances of $98 and $146	13,541	12,831
Inventories, net	16,450	16,195
Other current assets	1,512	1,144

Total current assets	32,822	30,917

OTHER ASSETS:
Goodwill	665	665
Intangibles, net	3,530	4,010
Other	3,160	2,830

Total other assets	7,355	7,505

PROPERTY AND EQUIPMENT
Land and improvements	336	336
Buildings and improvements	9,243	9,514
Machinery and equipment	90,945	91,585

	100,524	101,435
Less - Accumulated depreciation	(77,807)	(73,417)

Property and equipment, net	22,717	28,018

Total assets	$62,894	$66,440

See Notes to Consolidated Financial Statements.

index

KATY INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2010 and 2009
(Amounts in Thousands, Except Share Data)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	2010	2009
CURRENT LIABILITIES:
Accounts payable	$12,094	$10,476
Book overdraft	1,257	1,285
Accrued compensation	1,548	2,614
Accrued expenses	10,774	14,252
Current maturities, long-term debt	1,275	6,899
Revolving credit agreement	15,432	8,856

Total current liabilities	42,380	44,382

LONG-TERM DEBT, less current maturities	6,169	-

OTHER LIABILITIES	5,306	8,739

Total liabilities	53,855	53,121

COMMITMENTS AND CONTINGENCIES (Note 14)

STOCKHOLDERS’ EQUITY
15% Convertible preferred stock, $100 par value; authorized
1,200,000 shares; issued and outstanding 1,131,551
shares; liquidation value $113,155	108,256	108,256
Common stock, $1 par value; authorized 35,000,000 shares;
issued 9,822,304 shares	9,822	9,822
Additional paid-in capital	27,385	27,246
Accumulated other comprehensive loss	(1,405)	(2,053)
Accumulated deficit	(113,582)	(108,515)
Treasury stock, at cost, 1,871,128 shares	(21,437)	(21,437)

Total stockholders' equity	9,039	13,319

Total liabilities and stockholders' equity	$62,894	$66,440

See Notes to Consolidated Financial Statements.

index

KATY INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2010 and 2009
(Amounts in Thousands, Except Per Share Data)

	2010	2009

Net sales	$141,000	$141,196
Cost of goods sold	125,326	121,134
Gross profit	15,674	20,062
Selling, general and administrative expenses	20,764	25,914
Impairment of long-lived assets	-	118
Severance, restructuring and related charges	1,277	92
(Gain) loss on sale or disposal of assets	(216)	91
Operating loss	(6,151)	(6,153)
Interest expense	(1,639)	(1,165)
Other, net	2,232	705

Loss before income tax benefit	(5,558)	(6,613)
Income tax benefit	491	495

Net loss	$(5,067)	$(6,118)

Net loss per share of common stock - Basic and diluted	$(0.64)	$(0.77)

See Notes to Consolidated Financial Statements.

index

KATY INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
FOR THE YEARS ENDED DECEMBER 31, 2010 and 2009
(Amounts in Thousands, Except Share Data)

						Accumulated
	Convertible		Common			Other
	Preferred Stock		Stock		Additional	Compre-			Compre-	Total
	Number of	Par	Number of	Par	Paid-in	hensive	Accumulated	Treasury	hensive	Stockholders'
	Shares	Value	Shares	Value	Capital	Loss	Deficit	Stock	Loss	Equity
Balance, January 1, 2009	1,131,551	$108,256	9,822,304	$9,822	$27,248	$(1,742)	$(102,397)	$(21,894)		$19,293
Net loss	-	-	-	-	-	-	(6,118)	-	$(6,118)	(6,118)
Foreign currency translation adjustment	-	-	-	-	-	41	-	-	41	41
Pension and other postretirement benefits	-	-	-	-	-	(352)	-	-	(352)	(352)
Comprehensive loss									$(6,429)
Stock compensation	-	-	-	-	455	-	-	-		455
Other	-	-	-	-	(457)	-	-	457		-
Balance, December 31, 2009	1,131,551	$108,256	9,822,304	$9,822	$27,246	$(2,053)	$(108,515)	$(21,437)		$13,319
Net loss	-	-	-	-	-	-	(5,067)	-	$(5,067)	(5,067)
Foreign currency translation adjustment	-	-	-	-	-	142	-	-	142	142
Pension and other postretirement benefits	-	-	-	-	-	506	-	-	506	506
Comprehensive loss									$(4,419)
Stock compensation	-	-	-	-	139	-	-	-		139
Balance, December 31, 2010	1,131,551	$108,256	9,822,304	$9,822	$27,385	$(1,405)	$(113,582)	$(21,437)		$9,039

See Notes to Consolidated Financial Statements.

index

KATY INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2010 and 2009
(Amounts in Thousands)

	2010	2009
Cash flows from operating activities:
Net loss	$(5,067)	$(6,118)
Depreciation	6,100	6,305
Amortization of intangible assets	545	529
Write-off and amortization of debt issuance costs	470	382
Impairment of long-lived assets	-	118
Stock-based compensation	(66)	560
(Gain) loss on sale or disposal of assets	(216)	91
Gain on settlement of existing obligation	(2,100)	-
	(334)	1,867
Changes in operating assets and liabilities:
Accounts receivable	(673)	1,080
Inventories	(166)	3,792
Other assets	(428)	1,152
Accounts payable	1,584	78
Accrued expenses	(2,067)	(590)
Other	(3,126)	(2,284)
	(4,876)	3,228

Net cash (used in) provided by operating activities	(5,210)	5,095

Cash flows from investing activities:
Capital expenditures	(942)	(1,948)
Proceeds from sale of assets, net	351	3
Net cash used in investing activities	(591)	(1,945)

Cash flows from financing activities:
Net borrowings (repayments) on revolving loans	6,529	(365)
Decrease in book overdraft	(28)	(1,004)
Proceeds from term loans	8,182	-
Repayments of term loan	(7,637)	(1,529)
Direct costs associated with debt facilities	(775)	-
Net cash provided by (used in) financing activities	6,271	(2,898)

Effect of exchange rate changes on cash	102	(188)
Net increase in cash	572	64
Cash, beginning of period	747	683
Cash, end of period	$1,319	$747

See Notes to Consolidated Financial Statements.

index

KATY INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2010 and 2009

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

Advertising Costs – Advertising costs are expensed as incurred.  Advertising costs expensed in both 2010 and 2009 were $0.6 million each.

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

index

Inventories – Inventories are stated at the lower of cost or market value, and reserves are established for excess and obsolete inventory in order to ensure proper valuation of inventories.  Cost includes materials, labor and overhead.  At both December 31, 2010 and 2009, approximately 56% of the Company’s inventories were accounted for using the last-in, first-out (“LIFO”) method of costing, while the remaining inventories were accounted for using the first-in, first-out (“FIFO”) method.  Current cost, as determined using the FIFO method, exceeded LIFO cost by $3.8 million and $3.5 million at December 31, 2010 and 2009, respectively.  For the years ended December 31, 2010 and 2009, the Company recognized a (loss) gain of $(0.3) million and $0.8 million, respectively, of LIFO valuation adjustments.  The components of inventories are:

	December 31,
	2010	2009
	(Amounts in Thousands)

Raw materials	$8,366	$10,240
Finished goods	13,146	10,744
Inventory reserves	(1,250)	(1,315)
LIFO reserve	(3,812)	(3,474)
	$16,450	$16,195

Goodwill – Goodwill represents the excess purchase price over the fair value of net assets acquired.  Goodwill is not amortized, but is tested for impairment annually as of the end of the fourth quarter.  For purposes of evaluating goodwill impairment, the Company consists of one reporting unit, which is the same as the Company itself as a whole.  The fair value of the reporting unit is determined annually, or as indicators of impairment are identified, and the fair value is compared to the carrying value of the reporting unit.  Fair value is calculated using a combination of a market approach and a discounted cash flow calculation, with equal weight being placed on each calculation.  To execute the market approach, an equity fair value calculation is prepared using the share price of the Company’s common stock at selected periods of time multiplied by the total outstanding shares.  Preferred shares are assumed converted into common shares for purposes of this calculation, and an equal weight is placed on each share price used.  The discounted cash flow calculation uses management’s operating budget to project the following fiscal year’s cash flows, and forecasted amounts for the next four years based on management’s best estimate of increases in sales and operating expenses as well as gross margin improvements.  If the fair value exceeds the carrying value, then no adjustment is necessary.  If the carrying value of the reporting unit exceeds the fair value, appraisals are performed of long-lived assets and other adjustments are made to arrive at a revised fair value balance sheet.  This revised fair value balance sheet (without goodwill) is compared to the fair value of the business previously determined, and a revised goodwill amount is determined.  If the indicated goodwill amount meets or exceeds the current carrying value of goodwill, then no adjustment is required.  However, if the result indicates a reduced level of goodwill, an impairment is recorded to state the goodwill at the revised level.  Any impairments of goodwill are recorded as a component of income from continuing operations.  As of December 31, 2010 the fair value of our reporting unit exceeded the carrying value by 277%.  See Note 3.

Property and Equipment – Property and equipment are stated at cost and depreciated using the straight-line method over their estimated useful lives: buildings (10-40 years); machinery and equipment (3-20 years); and leasehold improvements over the remaining lease period or useful life, if shorter.  Costs for repair and maintenance of machinery and equipment are expensed as incurred, unless the result significantly increases the useful life or functionality of the asset, in which case capitalization is considered.  Depreciation expense for 2010 and 2009 was $6.1 million and $6.3 million, respectively.

index

An asset retirement obligation associated with the retirement of a tangible long-lived asset is recognized as a liability in the period in which it is incurred or becomes determinable, with an associated increase in the carrying amount of the related long-term asset.  The cost of the tangible asset, including the initially recognized asset retirement cost, is depreciated over the useful life of the asset.  The Company has recorded as of December 31, 2010 an asset of $0.2 million and related liability of $0.9 million for retirement obligations associated with returning certain leased properties to the respective lessors upon the termination of the lease arrangements.  A summary of the changes in asset retirement obligation is included in the table below (amounts in thousands):

Asset retirement obligation at January 1, 2009	$827
Accretion expense	29
Asset retirement obligation at December 31, 2009	856
Accretion expense	28
Payments	(26)
Asset retirement obligation at December 31, 2010	$858

On January 1, 2009, the Company entered into a new lease agreement for its largest facility in Bridgeton, Missouri.  In connection with the new lease agreement the Company was granted a tenant improvement allowance of $0.7 million in 2009.  The allowance was recorded as leasehold improvement assets and is being depreciated over the term of the new lease.  The Company also recorded a deferred rent liability of $0.7 million in 2009 which is being amortized as a reduction of rental expense over the term of the new lease on a straight-line basis.  The balance of the deferred rent liability was $0.6 million at both December 31, 2010 and 2009.

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

Income Taxes – Income taxes are accounted for using a balance sheet approach known as the liability method.  The liability method accounts for deferred income taxes by applying the statutory tax rates in effect at the date of the balance sheet to the differences between the book basis and tax basis of the assets and liabilities.  The Company records a valuation allowance when it is more likely than not that some portion or all of the deferred income tax asset will not be realizable.  See Note 10.

Foreign Currency Translation – The results of the Company’s Canadian subsidiaries are translated to U.S. dollars using the current-rate method.  Assets and liabilities are translated at the year end spot exchange rate, revenue and expenses at average exchange rates and equity transactions at historical exchange rates.  Exchange differences arising on translation are recorded as a component of accumulated other comprehensive loss.  The Company recorded (losses) gains on foreign exchange transactions (included in Other, net in the Consolidated Statements of Operations) of $(48,000) and $0.1 million in 2010 and 2009, respectively.

Accumulated Other Comprehensive Loss – The components of accumulated other comprehensive loss are foreign currency translation adjustments and pension and other postretirement benefits adjustments.  The balance of the foreign currency translation adjustments account was $0.7 million and $0.8 million at December 31, 2010 and 2009, respectively.  The balance of the pension and other postretirement benefits adjustments account was $0.7 million and $1.3 million at December 31, 2010 and 2009, respectively.

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

Stock Options and Other Stock Awards – Compensation cost recognized during the years ended December 31, 2010 and 2009 includes:  a) compensation cost for all stock options based on the grant date fair value amortized over the options’ vesting period and b) compensation cost for outstanding stock appreciation rights (“SARs”) as of December 31, 2010 and 2009 based on the December 31 fair value.  The Company re-measures the fair value of SARs each reporting period until the award is settled and compensation expense is recognized each reporting period for changes in fair value and vesting.

The following table shows total compensation expense (see Note 9 for descriptions of Stock Incentive Plans) included in the Consolidated Statements of Operations for the years ended December 31 (amounts in thousands):

	2010	2009

Stock option expense	$139	$455
Stock appreciation right (income) expense	(205)	105
	$(66)	$560

The fair value of stock options is estimated at the date of grant using a Black-Scholes option pricing model.  As the Company does not have sufficient historical exercise data to provide a basis for estimating the expected term, the Company uses the simplified method for estimating the expected term by averaging the minimum and maximum lives expected for each award.  In addition, the Company estimates volatility by considering its historical stock volatility over a term comparable to the remaining expected life of each award.  The risk-free interest rate is the current yield available on U.S. treasury issues with a remaining term equal to each award.  The Company estimates forfeitures using historical results.  Its estimates of forfeitures will be adjusted over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from their estimate.  No stock options were granted during the year ended December 31, 2010.  The assumptions for expected term, volatility and risk-free rate for stock options granted during the year ended December 31, 2009 are presented in the table below.

December 31,
2009

Expected term (years)	5.5 - 6.5
Volatility	109.9% - 117.4%
Risk-free interest rate	2.0% - 2.3%

index

The fair value of SARs, a liability award, was estimated at December 31, 2010 and 2009 using a Black-Scholes option pricing model.  The Company estimated the expected term by averaging the minimum and maximum lives expected for each award.  In addition, the Company estimated volatility by considering its historical stock volatility over a term comparable to the remaining expected life of each award.  The risk-free interest rate was the current yield available on U.S. treasury issues with a remaining term equal to each award.  The Company estimates forfeitures using historical results.  Its estimates of forfeitures will be adjusted over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from their estimate.  The assumptions for expected term, volatility and risk-free rate are presented in the table below:

December 31,
	2010	2009

Expected term (years)	0.4 - 5.7	1.4 - 6.4
Volatility	153.7% - 238.5%	119.5% - 181.1%
Risk-free interest rate	0.2% - 2.3%	0.8% - 3.2%

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

In January 2010, the FASB issued guidance which revises two disclosure requirements concerning fair value measurements and clarifies two others.  It requires separate presentation of significant transfers into and out of Levels 1 and 2 of the fair value hierarchy and disclosure of the reasons for such transfers.  It will also require the presentation of purchases, sales, issuances, and settlements within Level 3 on a gross basis rather than a net basis.  The amendments also clarify that disclosures should be disaggregated by class of asset or liability and that disclosures about inputs and valuation techniques should be provided for both recurring and non-recurring fair value measurements.  The guidance about Level 1 and 2 transfers was effective immediately, and the guidance about gross presentation of Level 3 activity is effective for fiscal years beginning after December 15, 2010.  The adoption of the guidance about Level 1 and 2 transfers had no effect on the Company’s financial position or results of operations.  The Company is currently evaluating the impact of the guidance about gross presentation of Level 3 activity on its consolidated financial statements.

Note 3.  GOODWILL AND INTANGIBLE ASSETS

Goodwill and other intangible assets are reviewed for impairment at least annually and if a triggering event were to occur in an interim period.  The Company performed its annual goodwill impairment test at the end of the fourth quarters of fiscal 2010 and 2009 which resulted in no indication of impairment.  Following is detailed information regarding the Company's intangible assets (amounts in thousands):

	December 31,			December 31,
	2010			2009
	Gross	Accumulated	Net Carrying	Gross	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Patents	$1,267	$(1,057)	$210	$1,202	$(952)	$250
Customer lists	10,231	(8,773)	1,458	10,231	(8,582)	1,649
Tradenames	5,054	(3,192)	1,862	5,054	(2,943)	2,111
Total	$16,552	$(13,022)	$3,530	$16,487	$(12,477)	$4,010

index

The Company recorded amortization expense on intangible assets from continuing operations of $0.5 million for both years ended December 31, 2010 and 2009.  Estimated aggregate future amortization expense related to intangible assets is as follows (amounts in thousands):

2011	$524
2012	499
2013	478
2014	461
2015	446
Thereafter	1,122
$3,530

Note 4.  IMPAIRMENT OF LONG-LIVED ASSETS

Periodically throughout each year the Company reviews its long-lived assets at all of its business units for impairment.  For the year ended December 31, 2010, no impairment was noted.  In 2009, analysis suggested possible impairment at the Gemtex business unit due to a decline in profitability resulting from increasing foreign competition. The analysis indicated insufficient future cash flows over the remaining useful lives of the assets to cover the carrying values of the assets.  The fair value of the assets was determined by the Company by using an independent appraisal as a factor in estimating the fair value and the resulting impairment.  As a result of the Company’s analysis, impairment of property, plant and equipment was recorded at the Gemtex business unit of $0.1 million for the year ended December 31, 2009.

Note 5.  INDEBTEDNESS

Long-term debt consists of the following:

	December 31,
	2010	2009
	(Amounts in Thousands)

Term loan payable under the PNC Credit Agreement and the Bank of America
Credit Agreement, respectively, interest based on Eurodollar and Base Rates (6.51% - 8.50%)	$7,444	$6,899
Revolving loans payable under the PNC Credit Agreement and the Bank of America
Credit Agreement, respectively, interest based on Eurodollar and Base Rates (3.51% - 5.50%)	15,432	8,856
Total debt	22,876	15,755
Less revolving loans, classified as current (see below)	(15,432)	(8,856)
Less current maturities	(1,275)	(6,899)
Long-term debt	$6,169	$-

Aggregate remaining scheduled maturities of the Term Loan as of December 31, 2010 are as follows (amounts in thousands):

2011	$1,275
2012	1,425
2013	4,744
$7,444

On May 26, 2010, CCP and Glit/Gemtex, Ltd. (collectively with CCP, the “Borrowers”), wholly owned subsidiaries of the Company, and the Company, as guarantor, entered into a Revolving Credit, Term Loan and Security Agreement (the “PNC Credit Agreement”) with PNC Bank, National Association (“PNC Bank”).

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

The principal balance of the Term Loan is payable in monthly installments followed by a final installment on May 26, 2013 equal to the then outstanding and unpaid principal balance of the Term Loan.  Mandatory prepayments of the Term Loan will be required upon the occurrence of certain events, including sales of certain assets, and the Company must make annual prepayments of the Term Loan in an amount equal to 50% of excess cash flow (as defined in the PNC Credit Agreement), provided, that for the fiscal year ending December 31, 2010, the calculation was based on the period commencing on June 1, 2010 and ending on December 31, 2010.  No prepayment was required for fiscal 2010.

The Revolving Credit Facility has an expiration date of May 26, 2013 and its borrowing base is determined by eligible inventory and accounts receivable, amounting to $19.0 million at December 31, 2010.  The Company’s borrowing base under the PNC Credit Agreement is reduced by the outstanding amount of standby and commercial letters of credit.  Currently, the Company’s largest letters of credit relate to its casualty insurance programs.  Upon extinguishment of the Bank of America Credit Agreement, the Company was required to advance cash to Bank of America as collateral for the outstanding letters of credit in the amount of $3.1 million.  At December 31, 2010, $0.3 million of such advance was still outstanding.  The cash advance is recorded within other current assets and the revolving credit agreement in the Consolidated Balance Sheets.  At December 31, 2010, total outstanding letters of credit were $2.4 million, of which $2.1 million are issued by PNC Bank, and $0.3 million are issued by Bank of America under the Bank of America Credit Agreement until they are transferred to PNC Bank under the PNC Credit Agreement.  The PNC Credit Agreement requires the Company to have a minimum level of availability such that its eligible collateral must exceed the sum of its outstanding borrowings and letters of credit by a certain amount.  The Company amended the PNC Credit Agreement three times subsequent to December 31, 2010 to reduce the minimum level of required availability.  The first and second amendments to the PNC Credit Agreement reduced the minimum level of required availability from $1.5 million to $1.1 million through February 4 and February 11, 2011, respectively.  The third amendment to the PNC Credit Agreement (“Third Amendment”) reduced the minimum level of required availability dollar for dollar by the aggregate amount of cash infusions into the Company (and further distributed to the Borrowers) by members of management of the Company and/or such other persons who are reasonably acceptable to PNC Bank, on the date when made.  The minimum level of availability will remain at the reduced amount through and including May 1, 2011, and will be reinstated to $1.5 million on May 2, 2011.  This amount is reduced to zero upon the reduction of the Term Loan by an aggregate sum of $1.5 million, which the Company currently expects to occur in the third quarter of fiscal 2011.  As a result of $0.2 million received on February 12, 2011, the minimum level of required availability was reduced from $1.5 million to $1.3 million on February 12, 2011.  An additional $0.8 million was received on February 15, 2011, further reducing the minimum level of required availability to $0.5 million on February 15, 2011.

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

The PNC Credit Agreement includes financial covenants regarding minimum earnings before interest, taxes, depreciation and amortization (“EBITDA,” as defined in the PNC Credit Agreement) and fixed charge coverage ratio.  The Third Amendment also amended these covenants and will provide the Borrowers with additional flexibility under the covenants.  Additionally, the first amendment to the PNC Credit Agreement added a covenant requiring the Company to consummate a capital event no later than May 1, 2011, defined as either a capital infusion, in the form of either equity or debt or pursuant to a sale or other disposition of assets.  The Company was in compliance with the financial covenants in the PNC Credit Agreement, as amended, at December 31, 2010.

If the Company is unable to comply with the terms of the amended covenants, it could seek to obtain further amendments and pursue increased liquidity through additional debt financing and/or the sale of assets.  However, the Company believes that it will be able to comply with all covenants, as amended, throughout 2011.

index

All of the debt under the PNC Credit Agreement is re-priced to current rates at frequent intervals.  Therefore, its fair value approximates its carrying value at December 31, 2010.  For the years ended December 31, 2010 and 2009, the Company had amortization of debt issuance costs, included within interest expense, of $0.5 million and $0.4 million, respectively.  Included in amortization of debt issuance costs for the year ended December 31, 2010 is approximately $0.2 million of debt issuance costs written off due to the extinguishment of the Bank of America Credit Agreement.  The Company incurred $0.8 million of debt issuance costs during the year ended December 31, 2010 associated with entering into the PNC Credit Agreement.

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

In addition, CCP and the Company entered into an Export-Import Revolving Credit and Security Agreement (“Ex-Im Agreement”) with PNC Bank, which provides for up to a $1.5 million revolving advance amount on certain foreign accounts receivable as part of the Revolving Credit Facility.  Concurrent with the Third Amendment, the Company entered into a first amendment to the Ex-Im Agreement to amend the financial covenants contained in the Ex-Im Agreement to be consistent with the Third Amendment.

Note 6.  EARNINGS (LOSS) PER SHARE

The Company’s diluted earnings (loss) per share were calculated using the treasury stock method.  The basic and diluted earnings per share (“EPS”) calculations are as follows:

	For the Years Ended December 31,
	2010	2009
	(Amounts in Thousands,
	except per share amounts)

Basic and Diluted EPS:
Net loss	$(5,067)	$(6,118)

Weighted average shares – Basic and Diluted	7,951	7,951

Per share amount:
Net loss	$(0.64)	$(0.77)

As of December 31, 2010 and 2009, 250,000 options and 1,125,000 options were in-the-money, and 1,112,000 options and 376,000 options were out-of-the money, respectively.  At December 31, 2010 and 2009, 1,131,551 convertible preferred shares were outstanding, which are in total convertible into 18,859,183 shares of Katy common stock.  In-the-money options and convertible preferred shares were not included in the calculation of diluted earnings (loss) per share in any period presented because of their anti-dilutive impact as a result of the Company’s net loss position.

index

Note 7.  RETIREMENT BENEFIT PLANS

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

The Company expects to contribute $77,000 to the pension plans in fiscal 2011.  The Company uses a December 31 measurement date for its pension and other postretirement benefit plans.  The fair value of plan assets was determined by using quoted prices in active markets for identical assets (Level 1 inputs per the fair value hierarchy).  The fair value and allocation of pension plan assets is as follows (amounts in thousands):

	December 31,
	2010		2009
	Plan Assets		Plan Assets
Asset Category	Fair Value	Percentage	Fair Value	Percentage
Equity Securities	$423	46%	$375	42%
Fixed Income Securities	488	52%	492	55%
Other	20	2%	23	3%
	$931	100%	$890	100%

The following table presents the funded status of the Company’s pension and postretirement benefit plans for the years ended December 31, 2010 and 2009:

	Pension Benefits		Other Benefits
	2010	2009	2010	2009
	(Amounts in Thousands)
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$1,331	$1,147	$2,377	$2,223
Interest cost	73	76	102	139
Actuarial loss (gain)	24	199	(438)	260
Benefits paid	(76)	(91)	(259)	(245)
Projected benefit obligation at end of year	$1,352	$1,331	$1,782	$2,377

Change in plan assets:
Fair value of plan assets at beginning of year	$890	$750	$-	$-
Actuarial return on plan assets	75	114	-	-
Employer contributions	42	117	259	245
Benefits paid	(76)	(91)	(259)	(245)
Fair value of plan assets at end of year	$931	$890	$-	$-

Funded status at end of year	$(421)	$(441)	$(1,782)	$(2,377)

Amounts recognized in Consolidated Balance Sheets:
Other non-current assets	$(41)	$(37)	$-	$-
Accrued expenses	-	-	183	205
Other liabilities	462	478	1,599	2,172
Total	$421	$441	$1,782	$2,377

index

Accumulated other comprehensive loss at December 31, 2010 and 2009 included unrecognized actuarial losses of $0.7 million and $0.8 million, respectively, that had not yet been recognized in net periodic pension cost.  The actuarial loss included in accumulated other comprehensive loss and expected to be recognized in net periodic pension cost during the fiscal year ending December 31, 2011 is $45,000.  The accumulated benefit obligation for all pension plans was $1.4 million and $1.3 million at December 31, 2010 and 2009, respectively.

The following table lists the projected benefit obligation (“PBO”), accumulated benefit obligation (“ABO”) and fair value of plan assets for the pension plans with PBOs and ABOs in excess of plan assets at December 31, 2010 and 2009 (amounts in thousands):

	2010		2009
	Projected benefit obligation exceeds plan assets	Accumulated benefit obligation exceeds plan assets	Projected benefit obligation exceeds plan assets	Accumulated benefit obligation exceeds plan assets

Projected benefit obligation	$1,175	$1,175	$1,149	$1,149
Accumulated benefit obligation	$1,175	$1,175	$1,149	$1,149
Fair value of plan assets	$712	$712	$672	$672

The following table presents the assumptions used to determine the Company’s benefit obligations at December 31, 2010 and 2009 along with sensitivity of the Company’s plans to potential changes in certain key assumptions (dollars in thousands):

	Pension Benefits		Other Benefits
	2010	2009	2010	2009
Assumptions as of December 31:
Discount rates	5.75%	5.75%	5.75%	5.75%
Expected long-term return rate on assets	7.00%	7.00%	N/A	N/A
Assumed rates of compensation increases	N/A	N/A	N/A	N/A
Medical trend rate pre-65 (initial)	N/A	N/A	7.50%	7.50%
Medical trend rate post-65 (initial)	N/A	N/A	8.50%	8.50%
Medical trend rate (ultimate)	N/A	N/A	5.00%	5.00%
Years to ultimate rate pre-65	N/A	N/A	5	6
Years to ultimate rate post-65	N/A	N/A	7	8

Impact of one-percent increase in medical trend rate:
Increase in accumulated postretirement benefit obligation			$130	$201
Increase in service cost and interest cost			$8	$11

Impact of one-percent decrease in medical trend rate:
Decrease in accumulated postretirement benefit obligation			$115	$175
Decrease in service cost and interest cost			$7	$10

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

index

The following table presents components of the net periodic benefit cost for the Company’s pension and postretirement benefit plans during 2010 and 2009 (amounts in thousands):

	Pension Benefits		Other Benefits
	2010	2009	2010	2009

Interest cost	$73	$76	$102	$139
Expected return on plan assets	(62)	(54)	-	-
Amortization of net loss	44	45	-	-
Net periodic benefit cost	$55	$67	$102	$139

The following table presents estimated future benefit payments (amounts in thousands):

	Pension Benefits	Other Benefits

2011	$43	$186
2012	64	183
2013	41	179
2014	95	174
2015	306	168
Thereafter	506	732
	$1,055	$1,622

In addition to the plans described above, in 1993 the Company’s Board of Directors approved a retirement compensation program for certain officers and employees of the Company and a retirement compensation arrangement for the Company’s then Chairman and Chief Executive Officer.  The Board approved a total of $3.5 million to fund such plans.  Participants are allowed to defer 50% of their annual compensation as well as be eligible to participate in a profit sharing arrangement in which they vest over a five year period.  In 2001, the Company limited participation to existing participants as well as discontinued any profit sharing arrangements.  Participants can withdraw from the plan upon the latter of age 62 or termination from the Company.  The obligation created by this plan is partially funded.  Assets are held in a rabbi trust invested in various mutual funds.  Gains and/or losses are earned by the participant.  For the unfunded portion of the obligation, interest is accrued at 4% each year.  The Company had $0.6 million and $0.9 million recorded in accrued compensation and other liabilities at December 31, 2010 and 2009, respectively, for this obligation.

401(k) Plans

The Company offers its employees the opportunity to voluntarily participate in one of two 401(k) plans administered by the Company.  The Company makes matching and other contributions in accordance with the provisions of the plans and, under certain provisions, at the discretion of the Company.  The Company made annual matching and other contributions for continuing operations of $0.3 million for both years ended December 31, 2010 and 2009.

Note 8.  STOCKHOLDERS’ EQUITY

Convertible Preferred Stock

On June 28, 2001, the Company completed a recapitalization following an agreement on June 2, 2001 with KKTY Holding Company, LLC (“KKTY”), an affiliate of Kohlberg Investors IV, L.P. (the “Recapitalization”).  Under the terms of the Recapitalization, KKTY purchased 700,000 shares of newly issued preferred stock, $100 par value per share (“Convertible Preferred Stock”), which is convertible into 11,666,666 common shares, for an aggregate purchase price of $70.0 million.  The Convertible Preferred shares were entitled to a 15% payment in kind (“PIK”) dividend (that is, dividends in the form of additional shares of Convertible Preferred Stock), compounded annually, which started accruing on August 1, 2001.  PIK dividends were paid on August 1, 2002 (105,000 convertible preferred shares, equivalent to 1,750,000 common shares); August 1, 2003 (120,750 convertible preferred shares, equivalent to 2,012,500 common shares); August 1, 2004 (138,862.5 convertible preferred shares equivalent to 2,314,375 common shares); and on December 31, 2004 (66,938.5 convertible preferred shares, equivalent to 1,115,642 common shares).  No dividends accrue or are payable after December 31, 2004.  If converted, the 11,666,666 common shares, along with the 7,192,517 equivalent common shares from PIK dividends paid through December 31, 2004, would represent approximately 70% of the outstanding shares of common stock as of December 31, 2010, excluding outstanding options.  The accruals of the PIK dividends were recorded as a charge to Additional Paid-in Capital due to the Company’s accumulated deficit position, and an increase to Convertible Preferred Stock.  The dividends were recorded at fair value and reduced earnings available to common shareholders in the calculation of basic and diluted earnings per share.

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

Note 9.  STOCK INCENTIVE PLANS

The Company has various stock incentive plans that provide for the granting of stock options, nonqualified stock options, SARs, restricted stock, performance units or shares and other incentive awards to certain employees and directors.  Options have been granted at or above the market price of the Company’s stock at the date of grant, typically vest over a three-year period, and are exercisable not less than twelve months or more than ten years after the date of grant.  Each SAR entitles the holder to receive cash, upon vesting, equal to the excess of the fair market value of a share of the Company’s common stock on the date of exercise over the fair market value of such share on the date granted.  SARs have been granted at or above the market price of the Company’s stock at the date of grant, typically vest over periods up to three years, and expire ten years from the date of issue.  No more than 50% of the cumulative number of vested SARs held by an employee can be exercised in any one calendar year.

Options were granted in fiscal 2009 under the 2009 Vice President-Operations’ Plan.  All authorized shares from the plan, as approved by the Compensation Committee of the Board of Directors, were granted during 2009.  There are no other authorized shares available for grant as of December 31, 2010 due to the expiration of previously approved plans.  A summary of the status of the Company’s stock option plans as of December 31, 2010, and changes during the year then ended is presented in the table below:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Options	Price	Life	(in thousands)

Outstanding at January 1, 2010	1,501,000	$1.97

Granted	-	-
Expired	(14,000)	9.93
Cancelled	(125,000)	1.16

Outstanding at December 31, 2010	1,362,000	$1.96	5.70 years	$30

Vested and Exercisable at December 31, 2010	987,001	$2.27	4.98 years	$12

index

A summary of the status of the Company’s non-vested stock options as of December 31, 2010, and changes during the year then ended is presented in the table below:

		Weighted
		Average
		Grant Date
	Options	Fair Value

Non-Vested at January 1, 2010	791,666	$0.89

Vested	(333,334)	0.87
Cancelled	(83,333)	0.97

Non-Vested at December 31, 2010	374,999	$0.88

As of December 31, 2010, total non-vested compensation expense associated with stock options amounted to $0.1 million, and is being amortized on a straight-line basis over the respective option’s vesting period.  The weighted average period in which the above compensation cost will be recognized is 0.5 years as of December 31, 2010.

The Company expects none of the non-vested stock options at December 31, 2010 to vest.  Of the non-vested amount, 83,333 options awarded under the 2009 Vice President-Operations’ Plan were cancelled in the first quarter of 2011 as a result of the departure of the Company’s Vice President-Operations.  Expense of $47,000 will be reversed in the first quarter of 2011 related to these non-vested options.  Effective March 28, 2011, the Company entered into the 2011 Change in Control Plan (“2011 CIC Plan”).  Eligible participants of the 2011 CIC Plan must surrender any and all rights in any options and/or SARs previously awarded by the Company, and acknowledge that he/she will not be entitled to receive any further options and/or SARs from the Company or any other equity-based awards.  Each participant is entitled to receive in connection with a change in control an amount equal to his/her share of the aggregate fair market value of the consideration to be delivered to the shareholders of the Company with respect to the outstanding securities of the Company, net of costs or expenses, as applicable, relating to the transaction that results in the change in control, subject to the terms and conditions of the 2011 CIC Plan.  As of the effective date of the 2011 CIC Plan, the Company’s Chief Executive Officer and Chief Financial Officer were participants in the 2011 CIC Plan.  As a result of participation, 875,000 options were cancelled, of which 291,666 were non-vested.  Expense of $0.2 million will be reversed in the first quarter of 2011 related to these non-vested options.

The fair value of options that vested during the years ended December 31, 2010 and 2009 was $0.3 million for both years.  The weighted-average grant-date fair value of options granted during the year ended December 31, 2009 was $0.80.  The Company generally issues shares from treasury stock to satisfy stock option exercises.

A summary of the status of the Company’s SARs plans as of December 31, 2010, and changes during the year then ended is presented in the table below:

Non-Vested at January 1, 2010	32,000

Granted	66,000
Vested	(16,668)
Cancelled	(15,000)

Non-Vested at December 31, 2010	66,332

Total Outstanding at December 31, 2010	536,267

At December 31, 2010, the aggregate liability related to SARs was $0.3 million and is included in accrued expenses in the Consolidated Balance Sheets.  As a result of participation in the 2011 CIC Plan, 20,000 SARs were cancelled as of March 28, 2011.

See Note 2 for a discussion of accounting for stock awards and related fair value disclosures.

index

Note 10.  INCOME TAXES

The income tax benefit is based on the following pre-tax loss:

	For the Years Ended December 31,
	2010	2009
	(Amounts in Thousands)

Domestic	$(4,558)	$(5,261)
Foreign	(1,000)	(1,352)
Total	$(5,558)	$(6,613)

The income tax benefit consists of the following:
	For the Years Ended December 31,
	2010	2009
	(Amounts in Thousands)
Current tax (benefit) provision:
Federal	$(517)	$(516)
State	26	21
Total benefit	$(491)	$(495)

Actual income tax benefit is different than would have been computed by applying the federal statutory tax rate to loss before income taxes.  The reasons for this difference are as follows:

	For the Years Ended December 31,
	2010	2009
	(Amounts in Thousands)

Benefit from income taxes at statutory rate	$(1,945)	$(2,315)
State income taxes, net of federal benefit	17	14
Foreign tax credits	433	57
Net operating losses adjustments	254	371
Valuation allowance adjustments	2,460	1,723
Settlement of existing obligation to Pentland USA, Inc.	(1,269)	-
Permanent items	26	29
Reduction of tax reserves	(517)	(432)
Other, net	50	58
Net benefit from income taxes	$(491)	$(495)

index

The significant components of the Company’s deferred income tax liabilities and assets are as follows:

	As of December 31,
	2010	2009
	(Amounts in Thousands)
Deferred tax liabilities
Inventory costs	$(122)	$(852)

Deferred tax assets
Allowance for doubtful receivables	$36	$58
Accrued expenses and other items	6,133	7,075
Difference between book and tax bases of property	3,819	6,492
Operating loss carry-forwards - domestic	53,929	48,627
Operating loss carry-forwards - foreign	1,110	613
Tax credit carry-forwards	13,299	13,731
	78,326	76,596
Less valuation allowance	(78,204)	(75,744)
	122	852
Net deferred income tax asset	$-	$-

At December 31, 2010, the Company had approximately $142.7 million of Federal net operating loss carry-forwards (“Federal NOLs”), which will expire in years 2020 through 2030 if not utilized prior to that time.  Due to tax laws governing change in control events and their relation to the Recapitalization, approximately $7.6 million of the Federal NOLs are subject to certain limitations as to the amount that can be used to offset taxable income in any single year.  The remainder of the Company’s domestic and foreign net operating loss carry-forwards relate to certain U.S. operating subsidiaries, and the Company’s Canadian operations, respectively, and can only be used to offset income from these operations.  At December 31, 2010, the Company’s Canadian subsidiary has Canadian net operating loss carry-forwards of approximately $3.3 million that will expire in 2028 and 2029.  The tax credit carry-forwards relate to United States federal minimum tax credits of $1.2 million that have no expiration date, general business credits of $0.1 million that expire in years 2020 through 2022, and foreign tax credit carryovers of $12.0 million that expire in years 2013 through 2017.

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

Accounting for Uncertainty in Income Taxes

A reconciliation of the beginning and ending balance for liabilities associated with unrecognized tax benefits is as follows (amounts in thousands):

Balances at January 1, 2009	$1,319
Tax positions related to prior years	140
Reductions for tax positions related to prior years	(159)
Lapse of applicable statute of limitations	(413)
Balances at December 31, 2009	887
Tax positions related to prior years	16
Reductions for tax positions related to prior years	(196)
Lapse of applicable statute of limitations	(337)
Balances at December 31, 2010	$370

index

At December 31, 2010 and 2009, the Company had reserves totaling $0.4 million and $0.9 million, respectively, primarily for various foreign income tax issues all of which, if recognized, would affect the effective tax rate.

The Company recognizes interest and penalties accrued related to the unrecognized tax benefits in the provision for income taxes.  During 2010 and 2009, the Company recognized an insignificant amount in interest and penalties.  The Company had approximately $0.1 million and $0.3 million for the payment of interest and penalties accrued at December 31, 2010 and 2009, respectively.

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

Note 11.  LEASE OBLIGATIONS

The Company has entered into non-cancelable operating leases for real property with original lease terms of up to ten years.  In addition, the Company leases manufacturing and data processing equipment under operating leases expiring during the next four years.

In most cases, management expects that in the normal course of business, leases will be renewed or replaced by other leases.  Future minimum lease payments as of December 31, 2010 are as follows (amounts in thousands):

2011	$4,251
2012	3,664
2013	3,397
2014	3,256
2015	2,813
Thereafter	6,794
$24,175

Liabilities totaling $0.3 million and $0.4 million were recorded on the Consolidated Balance Sheets at December 31, 2010 and 2009, respectively, related to the Hazelwood, Missouri leased facility which has been partially abandoned and is available for sub-lease.  This facility was abandoned as a cost saving measure as a result of efforts to restructure the Company’s operations.  These liabilities are stated at fair value (i.e., discounted), and include estimates of sub-lease revenue.  See Note 15 for further discussion of the liabilities related to the non-cancelable lease of this partially abandoned facility, and Note 16 for the amounts accrued in current and long-term liabilities.

Rental expense for 2010 and 2009 for operating leases was $4.7 million for both years.  Also, $0.4 million of rent was paid and charged against liabilities in both 2010 and 2009 for non-cancelable leases at facilities abandoned as a result of restructuring initiatives.  These payments were offset by sub-lease income of $0.3 million in both years.

index

Note 12.  RELATED PARTY TRANSACTIONS

Kohlberg & Co., L.L.C., whose affiliate holds all 1,131,551 shares of the Company’s Convertible Preferred Stock, provides ongoing management oversight and advisory services to the Company.  At December 31, 2010, the Company owed Kohlberg $0.5 million for these services.  This amount is recorded in accounts payable in the Consolidated Balance Sheets and selling, general and administrative expenses in the Consolidated Statements of Operations.  Additionally, in February 2011 the Company received $0.8 million from Kohlberg which will be recorded in accrued expenses in the Consolidated Balance Sheets and repaid at a later date.  The Company also incurred an expense of and paid $0.5 million for these services in 2009.  The Company expects to incur $0.5 million annually for these services in future years.

Concurrent with the Third Amendment (described above), in February 2011, loans of $0.1 million each were received from two directors of the Company, and a loan of $50,000 was received from the Company’s Chief Executive Officer.  In connection with these loans, the Company entered into subordinated promissory notes with these individuals.  These notes mature on November 26, 2013 and accrue interest at a rate of 15% per year, to be paid in quarterly installments, which may be paid by capitalizing such interest and adding such capitalized interest to the principal amount of the subordinated notes.

Note 13.  GEOGRAPHIC INFORMATION

The Company operates businesses in the United States and foreign countries.  The operations of businesses within major geographic areas for 2010 and 2009 are summarized as follows (amounts in thousands):

	United
	States	Canada	Europe	Other	Consolidated
2010:
Sales to unaffiliated customers	$126,122	$8,528	$2,724	$3,626	$141,000
Long-lived assets	$26,621	$291	$-	$-	$26,912
Total assets	$59,663	$3,231	$-	$-	$62,894

2009:
Sales to unaffiliated customers	$126,985	$7,455	$3,570	$3,186	$141,196
Long-lived assets	$32,360	$333	$-	$-	$32,693
Total assets	$63,119	$3,321	$-	$-	$66,440

Net sales for each geographic area include sales to unaffiliated customers located in that area, as reported in the Consolidated Statements of Operations.

Note 14.  COMMITMENTS AND CONTINGENCIES

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

C.            LaBour Pump Company, a former division of an inactive subsidiary of the Company, has been named as a defendant in approximately 420 of the New Jersey cases tendered by Sterling.  The Company has elected to defend these cases, the majority of which have been dismissed or settled for nominal sums.  There are approximately 90 cases which remain active as of December 31, 2010.

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

Note 15.  SEVERANCE, RESTRUCTURING AND RELATED CHARGES

Over the past several years, the Company has initiated several cost reduction and facility consolidation initiatives, resulting in severance, restructuring and related charges.  These initiatives resulted from the on-going strategic reassessment of the Company’s various businesses as well as the markets in which they operate.

A summary of charges by major initiative is as follows (amounts in thousands):

	For the Years Ended December 31,
	2010	2009

Wilen facility relocation	$1,277	$-
Consolidation of St. Louis manufacturing/distribution facilities	-	92
Total severance, restructuring and related charges	$1,277	$92

Wilen facility relocation – In the second quarter of 2010, the Company informed employees of its intent to close the Wilen facility in Atlanta, Georgia and relocate the manufacturing and distribution functions to the CCP location in Bridgeton, Missouri.  The relocation was completed by the end of 2010.  Management believes that no further material charges will be incurred for this activity.  Following is a rollforward of restructuring liabilities by type for the Wilen facility relocation (amounts in thousands):

		One-time	Contract
		Termination	Termination
	Total	Benefits	Costs	Other
Restructuring liabilities at January 1, 2010	$-	$-	$-	$-
Additions	1,277	217	633	427
Payments	(1,152)	(92)	(633)	(427)
Restructuring liabilities at December 31, 2010	$125	$125	$-	$-

This amount includes severance, benefits and other employee-related costs associated with employee terminations and is expected to be paid in the first half of 2011.

index

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

Contract
Termination
Costs
Restructuring liabilities at January 1, 2009	$569
Additions	92
Payments	(246)
Restructuring liabilities at December 31, 2009	$415
Additions	-
Payments	(197)
Other	96
Restructuring liabilities at December 31, 2010	$314

This amount relates to non-cancelable lease liabilities for abandoned facilities, net of potential sub-lease revenue.  The amount in Other represents changes to sub-lease revenue assumptions.  Total maximum potential amount of lease loss, excluding any sub-lease rentals, is $0.7 million as of December 31, 2010.  The Company has included $0.4 million as an offset for sub-lease rentals.  This amount is expected to be paid in 2011.  As of December 31, 2010, the Company does not anticipate any further significant severance, restructuring and other related charges in the upcoming year related to the plan discussed above.

A rollforward of all restructuring liabilities since January 1, 2009 is as follows (amounts in thousands):

		One-time	Contract
		Termination	Termination
	Total	Benefits	Costs	Other
Restructuring liabilities at January 1, 2009	$569	$-	$569	$-
Additions	92	-	92	-
Payments	(246)	-	(246)	-
Restructuring liabilities at December 31, 2009	$415	$-	$415	$-
Additions	1,277	217	633	427
Payments	(1,349)	(92)	(830)	(427)
Other	96	-	96	-
Restructuring liabilities at December 31, 2010	$439	$125	$314	$-

Note 16.  SUPPLEMENTAL BALANCE SHEET INFORMATION

The following table provides detail regarding other current assets shown on the Consolidated Balance Sheets (amounts in thousands):

	December 31,
	2010	2009
Prepaids	$712	$738
Non-trade miscellaneous receivables	397	385
Letters of credit collateral	348	-
Other	55	21
Total	$1,512	$1,144

index

The following table provides detail regarding other assets shown on the Consolidated Balance Sheets (amounts in thousands):

	December 31,
	2010	2009
Note receivable	$1,349	$1,200
Debt issuance costs, net	702	345
Rabbi trust assets	551	631
Deposits	218	267
Trade credits	216	229
Other	124	158
Total	$3,160	$2,830

The following table provides detail regarding accrued expenses shown on the Consolidated Balance Sheets (amounts in thousands):

	December 31,
	2010	2009
Contingent liabilities	$4,603	$6,180
Advertising and rebates	3,156	2,777
Commissions	371	358
Accrued SARs	340	545
Non-cancelable lease liabilities - restructuring	314	227
Medical self insurance	294	310
Professional services	289	219
Accrued utilities	197	179
Pension and postretirement benefits	184	209
Asset retirement obligations	141	105
Sales tax	107	126
Deferred rent expense	71	71
Property taxes	36	126
Settlement payment - current	-	1,900
Accrued relocation expense	-	210
Other	671	710
Total	$10,774	$14,252

Contingent liabilities consist of accruals for estimated losses associated with environmental issues and the uninsured portion of general and product liability and workers’ compensation claims.

The following table provides detail regarding other liabilities shown on the Consolidated Balance Sheets (amounts in thousands):

	December 31,
	2010	2009
Pension and postretirement benefits	$2,059	$2,646
Deferred compensation	1,083	1,236
Asset retirement obligations	751	751
Deferred lease	543	260
Deferred rent expense	500	571
Accrued income taxes - long-term	370	887
Settlement payment - long-term	-	2,200
Non-cancelable lease liabilities - restructuring	-	188
Total	$5,306	$8,739

index

Note 17.  SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid (refunded) for interest and income taxes during the years ended December 31 was as follows (amounts in thousands):

	December 31,
	2010	2009
Interest	$1,075	$790
Income taxes	$22	$(89)

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

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate control over financial reporting, as defined in Exchange Act Rule 13a-15(f).  Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2010 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  As a result of this assessment, management concluded that, as of December 31, 2010, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the year ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

index

Item 9B.  OTHER INFORMATION

Effective March 28, 2011, the Company entered into the 2011 Change in Control Plan (“2011 CIC Plan”).  An employee’s eligibility for participation in the 2011 CIC Plan is at the sole discretion of the Compensation Committee of the Board of Directors.  Eligible participants of the 2011 CIC Plan must surrender any and all rights in any options and/or stock appreciation rights previously awarded by the Company, and acknowledge that he/she will not be entitled to receive any further options and/or stock appreciation rights from the Company or any other equity-based awards.  Each participant is entitled to receive in connection with a change in control an amount equal to his/her share of the aggregate fair market value of the consideration to be delivered to the shareholders of the Company with respect to the outstanding securities of the Company, net of costs or expenses, as applicable, relating to the transaction that results in the change in control, subject to the terms and conditions of the 2011 CIC Plan.  Each participant’s share is determined at the sole discretion of the Compensation Committee of the Board of Directors.  As of the effective date of the 2011 CIC Plan, the Company’s Chief Executive Officer, David J. Feldman and the Company’s Chief Financial Officer (“CFO”), James W. Shaffer are participants in the 2011 CIC Plan.  The participant share for David J. Feldman as a percentage of the aggregate fair market value of the consideration to be delivered to the shareholders of the Company is 3.0% of the first $150 million and 5.0% of the excess above $150 million.  The participant share for James W. Shaffer is 1.5% of the aggregate fair market value of the consideration to be delivered to the shareholders of the Company.

Effective March 28, 2011, the Company entered into an amendment to the Employment Offer Letter (the “letter agreement”) with James W. Shaffer, the Company’s CFO, pursuant to which Mr. Shaffer is entitled to receive a lump-sum tax gross-up payment related to any payment or benefit provided by the Company under his letter agreement which will be subject to the excise tax imposed by Section 4999 of the Code.  The payment will be sufficient such that, after giving effect to all federal, excise, state and other taxes and charges (including interest and penalties, if any) imposed upon the gross-up payment itself, Mr. Shaffer will be made whole for all taxes (including withholding taxes) and any associated interest and penalties, imposed under or as a result of Section 4999 of the Code on payments or benefits provided by the Company under his letter agreement.

index

PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding the directors of the Company is incorporated herein by reference to the information set forth under the section entitled “Election of Directors” in the Proxy Statement of Katy Industries, Inc. for its 2011 annual meeting of shareholders (the “2011 Proxy Statement”), which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after December 31, 2010.

Information regarding executive officers of the Company is incorporated herein by reference to the information set forth under the section entitled “Information Concerning Directors and Executive Officers” in the 2011 Proxy Statement.

Information regarding compliance with Section 16 of the Securities Exchange Act of 1934 is incorporated herein by reference to the information set forth under the Section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2011 Proxy Statement.

Information regarding the Company’s Code of Ethics is incorporated herein by reference to the information set forth under the Section entitled “Code of Ethics” in the 2011 Proxy Statement.

Item 11.  EXECUTIVE COMPENSATION

   Information regarding compensation of executive officers is incorporated herein by reference to the information set forth under the section entitled “Executive Compensation” in the 2011 Proxy Statement.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

   Information regarding beneficial ownership of stock by certain beneficial owners and by management of the Company is incorporated by reference to the information set forth under the section “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management” in the 2011 Proxy Statement.

Equity Compensation Plan Information

The following table represents information as of December 31, 2010 with respect to equity compensation plans under which shares of the Company’s common stock are authorized for issuance:

			Number of Securities
			Remaining Available for
	Number of Securities to	Weighted-average	Future Issuances Under Equity
	Be Issued on Exercise of	Exercise Price of	Compensation Plans
	Outstanding Option,	Outstanding Options,	(Excluding Securities
Plan Category	Warrants and Rights	Warrants and Rights	Reflected in Column (a))

	(a)	(b)	(c)
Equity Compensation
Plans Approved by
Stockholders	270,250	$5.44	0

Equity Compensation
Plans Not Approved by
Stockholders	1,628,017	$2.26	587,513

Total	1,898,267		587,513

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

On November 21, 2002, the Board of Directors approved the 2002 Stock Appreciation Rights Plan (the “2002 SAR Plan”), authorizing the issuance of up to 1,000,000 SARs.  Vesting of the SARs occurs ratably over three years from the date of issue.  The 2002 SAR Plan provides limitations on redemption by holders, specifying that no more than 50% of the cumulative number of vested SARs held by an employee could be exercised in any one calendar year.  The SARs expire ten years from the date of issue.  In 2010, a total of 60,000 SARs were granted to four employees with an exercise price of $1.60.  In 2009, 5,000 SARs each were granted to four employees, and 3,000 SARs each were granted to four employees, with an exercise price of $1.70.  Also in 2010 and 2009, 2,000 SARs each were granted to three directors with a Stand-Alone Stock Appreciation Rights Agreement.  These SARs vest immediately and have an exercise price of $1.75 and $0.96, respectively.  At December 31, 2010, Katy had 536,267 SARs outstanding at a weighted average exercise price of $0.69.  The 2002 SAR Plan also provides that in the event of a Change in Control of the Company, all outstanding SARs may become fully vested.  In accordance with the 2002 SAR Plan, a “Change in Control” is deemed to have occurred upon any of the following events: 1) a sale of 100 percent of the Company’s outstanding capital stock, as may be outstanding from time to time; 2) a sale of all or substantially all of the Company’s operating subsidiaries or assets; or 3) a transaction or series of transactions in which any third party acquires an equity ownership in the Company greater than that held by KKTY Holding Company, L.L.C. and in which Kohlberg relinquishes its right to nominate a majority of the candidates for election to the Board of Directors.

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

On October 27, 2008, the Company entered into an employment agreement with Edward Carter, its Vice President – Sales and Marketing.  To induce Mr. Carter to enter into the employment agreement, the Compensation Committee of the Board of Directors approved the Katy Industries, Inc. 2008 Vice President – Sales and Marketing’s Plan (the “2008 Vice President – Sales and Marketing’s Plan”).  Under this plan, Mr. Carter was granted 125,000 stock options.  Upon the separation from the Company of Mr. Carter in October 2010, all of Mr. Carter’s stock options were cancelled.

On April 13, 2009, the Company entered into an employment agreement with Robert D. Redmond, its Vice President – Operations.  To induce Mr. Redmond to enter into the employment agreement, the Compensation Committee of the Board of Directors approved the Katy Industries, Inc. 2009 Vice President –Operations’ Plan (the “2009 Vice President – Operations’ Plan”).  Under this plan, Mr. Redmond was granted 125,000 stock options.  Upon the separation from the Company of Mr. Redmond in January 2011, all of Mr. Redmond’s stock options were cancelled.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions with management is incorporated herein by reference to the information set forth under the section entitled “Executive Compensation” in the 2011 Proxy Statement.

Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Information regarding principal accountant fees and services is incorporated herein by reference to the information set forth under the section entitled “Proposal 2 – Ratification of the Independent Public Auditors” in the 2011 Proxy Statement.

index

PART IV

Item 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)   1.  Financial Statements

The following financial statements of the Company are set forth in Part II, Item 8, of this Form 10-K:

       - Consolidated Balance Sheets as of December 31, 2010 and 2009
       - Consolidated Statements of Operations for the years ended December 31, 2010 and 2009
       - Consolidated Statements of Stockholders’ Equity and Comprehensive Loss for the years ended December 31, 2010 and 2009
       - Consolidated Statements of Cash Flows for the years ended December 31, 2010 and 2009
       - Notes to Consolidated Financial Statements

2.  Exhibits

The exhibits filed with this report are listed on the “Exhibit Index.”

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 31, 2011                                                                                          KATY INDUSTRIES, INC.
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of this 31st day of March, 2011.

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
DECEMBER 31, 2010

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
*
10.8	Amendment to CFO Employment Offer Letter dated as of January 18, 2011 between James W. Shaffer and the Company.	**
10.9	Katy Industries, Inc. 2008 Chief Financial Officer’s Plan, (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K dated March 31, 2009).	*
10.10	Subordinated Note dated February 14, 2011 between David J. Feldman and the Company.	**
10.11	Subordinated Note dated February 14, 2011 between Wallace E. Carroll, Jr. and the Company.	**
10.12	Subordinated Note dated February 14, 2011 between Daniel Carroll and the Company.	**
10.13	Katy Industries, Inc. 2002 Stock Appreciation Rights Plan, dated November 21, 2002, (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K dated April 15, 2003).	*
10.14	Katy Industries, Inc. Executive Bonus Plan dated December 2001 (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K dated April 15, 2005).	*
10.15
Second Amended and Restated Loan Agreement dated as of November 30, 2007 with Bank of America, (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 5, 2007).
*
10.16
Revolving Credit, Term Loan and Security Agreement dated May 26, 2010, among Continental Commercial Products, LLC, Glit/Gemtex, Ltd., Katy Industries, Inc. and PNC Bank, National Association (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 2, 2010).
*

index

10.17
First Amendment to Revolving Credit, Term Loan and Security Agreement dated January 18, 2011, among Continental Commercial Products, LLC, Glit/Gemtex, Ltd., Katy Industries, Inc. and PNC Bank, National Association.
**
10.18
Second Amendment to Revolving Credit, Term Loan and Security Agreement dated January 18, 2011, among Continental Commercial Products, LLC, Glit/Gemtex, Ltd., Katy Industries, Inc. and PNC Bank, National Association.
**
10.19
Third Amendment to Revolving Credit, Term Loan and Security Agreement dated January 18, 2011, among Continental Commercial Products, LLC, Glit/Gemtex, Ltd., Katy Industries, Inc. and PNC Bank, National Association(incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 4, 2011).
*
10.20	Stand-Alone Stock Appreciation Rights Agreement (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed September 6, 2006).	*
10.21	Katy Industries, Inc, 2011 Change in Control Plan effective as of March 28, 2011.	**
10.22	Director Compensation Arrangements	**
21	Subsidiaries of Registrant	**
23	Consent of Independent Registered Public Accounting Firm	**
31.1	CEO Certification pursuant to Securities Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	**
31.2	CFO Certification pursuant to Securities Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	**
32.1	CEO Certification required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**#
32.2	CFO Certification required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**#

*	Indicates incorporated by reference.
**	Indicated filed herewith.
#	These certifications are being furnished solely to accompany this report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of Katy Industries, Inc. whether made before or after the date hereof, regardless of any general incorporation language in such filing.