Form 10-Q
period 2011-04-01
KATY INDUSTRIES INC
filed 2011-05-16
CIK 54681

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

[  x ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  April 1, 2011

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class	Outstanding at April 29, 2011
Common Stock, $1 Par Value	7,951,176 Shares

KATY INDUSTRIES, INC.
FORM 10-Q
April 1, 2011

index

PART I  FINANCIAL INFORMATION

Item 1.  Financial Statements

KATY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF APRIL 1, 2011 (UNAUDITED) AND DECEMBER 31, 2010
 (Amounts in Thousands)

ASSETS

	April 1,	December 31,
	2011	2010
CURRENT ASSETS:

Cash	$490	$1,319
Accounts receivable, net	15,180	13,541
Inventories, net	16,714	16,450
Other current assets	1,721	1,512

Total current assets	34,105	32,822

OTHER ASSETS:

Goodwill	665	665
Intangibles, net	3,416	3,530
Other	2,972	3,160

Total other assets	7,053	7,355

PROPERTY AND EQUIPMENT
Land and improvements	336	336
Buildings and improvements	9,365	9,243
Machinery and equipment	89,860	90,945

	99,561	100,524
Less - Accumulated depreciation	(77,794)	(77,807)

Property and equipment, net	21,767	22,717

Total assets	$62,925	$62,894

See Notes to Condensed Consolidated Financial Statements.

index

KATY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF APRIL 1, 2011 (UNAUDITED) AND DECEMBER 31, 2010
 (Amounts in Thousands, Except Share Data)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	April 1,	December 31,
	2011	2010
CURRENT LIABILITIES:

Accounts payable	$12,164	$11,594
Book overdraft	885	1,257
Accrued compensation	1,649	1,548
Accrued expenses	10,986	10,774
Payable to related party	1,375	500
Current maturities of long-term debt	1,325	1,275
Revolving credit agreement	15,475	15,432

Total current liabilities	43,859	42,380

LONG-TERM DEBT, less current maturities	5,719	6,169

OTHER LIABILITIES	5,696	5,306

Total liabilities	55,274	53,855

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS’ EQUITY
15% Convertible preferred stock, $100 par value; authorized
1,200,000 shares; issued and outstanding 1,131,551 shares;
liquidation value $113,155	108,256	108,256
Common stock, $1 par value; authorized 35,000,000 shares;
issued 9,822,304 shares	9,822	9,822
Additional paid-in capital	27,132	27,385
Accumulated other comprehensive loss	(1,287)	(1,405)
Accumulated deficit	(114,835)	(113,582)
Treasury stock, at cost, 1,871,128 shares	(21,437)	(21,437)

Total stockholders' equity	7,651	9,039

Total liabilities and stockholders' equity	$62,925	$62,894

See Notes to Condensed Consolidated Financial Statements.

index

KATY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED APRIL 1, 2011 AND APRIL 2, 2010
(Amounts in Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended
	April 1,	April 2,
	2011	2010

Net sales	$32,909	$33,839
Cost of goods sold	28,815	29,837
Gross profit	4,094	4,002
Selling, general and administrative expenses	4,976	6,033
Gain on sale or disposal of assets	(75)	-
Operating loss	(807)	(2,031)
Interest expense	(402)	(289)
Other, net	(35)	101

Loss before income tax (provision) benefit	(1,244)	(2,219)
Income tax (provision) benefit	(9)	33

Net loss	$(1,253)	$(2,186)

Net loss per share of common stock - Basic and diluted:	$(0.16)	$(0.27)

Weighted average common shares outstanding:
Basic and diluted	7,951	7,951

See Notes to Condensed Consolidated Financial Statements.

index

KATY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED APRIL 1, 2011 AND APRIL 2, 2010
(Amounts in Thousands)
(Unaudited)

	April 1,	April 2,
	2011	2010
Cash flows from operating activities:
Net loss	$(1,253)	$(2,186)
Depreciation	1,183	1,616
Amortization of intangible assets	132	135
Amortization of debt issuance costs	75	96
Stock-based compensation	(491)	59
Gain on sale or disposal of assets	(75)	-
	(429)	(280)
Changes in operating assets and liabilities:
Accounts receivable	(1,610)	(1,780)
Inventories	(208)	(599)
Other assets	98	(177)
Accounts payable	550	1,168
Accrued expenses	302	526
Payable to related party	875	125
Other	257	(566)
	264	(1,303)

Net cash used in operating activities	(165)	(1,583)

Cash flows from investing activities:
Capital expenditures	(100)	(89)
Proceeds from sale of assets	2	-
Net cash used in investing activities	(98)	(89)

Cash flows from financing activities:
Net borrowings	269	2,555
Decrease in book overdraft	(372)	(583)
Repayments of term loans	(400)	(388)
Direct costs associated with debt facilities	(144)	-
Net cash (used in) provided by financing activities	(647)	1,584

Effect of exchange rate changes on cash	81	(24)
Net decrease in cash	(829)	(112)
Cash, beginning of period	1,319	747
Cash, end of period	$490	$635

See Notes to Condensed Consolidated Financial Statements.

index

KATY INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

Note 1.  SIGNIFICANT ACCOUNTING POLICIES

Consolidation Policy and Basis of Presentation – The condensed consolidated financial statements include the accounts of Katy Industries, Inc. and subsidiaries in which it has a greater than 50% voting interest or significant influence, collectively “Katy” or the “Company”.  All significant intercompany accounts, profits and transactions have been eliminated in consolidation.  The Condensed Consolidated Balance Sheet at April 1, 2011 and the related Condensed Consolidated Statements of Operations for the three months ended April 1, 2011 and April 2, 2010 and Cash Flows for the three months ended April 1, 2011 and April 2, 2010 have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial condition, results of operations and cash flows of the Company for the interim periods.  Interim results may not be indicative of results to be realized for the entire year.  The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.  The Condensed Consolidated Balance Sheet as of December 31, 2010 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States (“GAAP”).

Fiscal Year – The Company operates and reports using a 4-4-5 fiscal year which always ends on December 31.  As a result, December and January do not typically consist of five and four weeks, respectively.  The three months ended April 1, 2011 and April 2, 2010 both consisted of 64 shipping days.

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

Certain reclassifications on the Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Cash Flows were made to the 2010 amounts in order to conform to the 2011 presentation.

Inventories – The components of inventories are as follows (amounts in thousands):

	April 1,	December 31,
	2011	2010

Raw materials	$8,078	$8,366
Finished goods	13,709	13,146
Inventory reserves	(1,254)	(1,250)
LIFO reserve	(3,819)	(3,812)
	$16,714	$16,450

At April 1, 2011 and December 31, 2010, approximately 55% and 56%, respectively, of Katy’s inventories were accounted for using the last-in, first-out (“LIFO”) method of costing, while the remaining inventories were accounted for using the first-in, first-out (“FIFO”) method.  Current cost, as determined using the FIFO method, exceeded LIFO cost by $3.8 million at each of April 1, 2011 and December 31, 2010.

Share-Based Payment – Compensation cost recognized during the three months ended April 1, 2011 and April 2, 2010 includes: a) compensation cost for all stock options based on the grant date fair value amortized over the options’ vesting period and b) compensation cost for outstanding stock appreciation rights (“SARs”) as of April 1, 2011 and April 2, 2010 based on the April 1, 2011 and April 2, 2010 fair value, respectively.  The Company re-measures the fair value of SARs each reporting period until the award is settled and compensation expense is recognized each reporting period for changes in fair value and vesting.

index

Compensation (income) expense is included in selling, general and administrative expense in the Condensed Consolidated Statements of Operations.  The components of compensation (income) expense are as follows (amounts in thousands):

	Three Months Ended
	April 1,	April 2,
	2011	2010

Stock option (income) expense	$(253)	$78
Stock appreciation right income	(238)	(19)
	$(491)	$59

For the three months ended April 1, 2011, stock option income resulted from the reversal of compensation expense recognized on the cancellation of unvested stock options previously held by the Company’s Chief Executive Officer, the Company’s Chief Financial Officer and the Company’s former Vice President-Operations.

The fair value of stock options is estimated at the date of grant using a Black-Scholes option pricing model.  As the Company does not have sufficient historical exercise data to provide a basis for estimating the expected term, the Company uses the simplified method for estimating the expected term by averaging the minimum and maximum lives expected for each award.  In addition, the Company estimated volatility by considering its historical stock volatility over a term comparable to the remaining expected life of each award.  The risk-free interest rate is the current yield available on U.S. treasury issues with a remaining term equal to each award.  The Company estimates forfeitures using historical results.  Its estimates of forfeitures will be adjusted over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from their estimate.  There were no stock options granted during the three months ended April 1, 2011 and April 2, 2010.

The fair value of SARs, a liability award, was estimated at April 1, 2011 and April 2, 2010 using a Black-Scholes option pricing model.  The Company estimated the expected term by averaging the minimum and maximum lives expected for each award.  In addition, the Company estimated volatility by considering its historical stock volatility over a term comparable to the remaining expected life of each award.  The risk-free interest rate is the current yield available on U.S. treasury issues with a remaining term equal to each award.  The Company estimates forfeitures using historical results.  Its estimates of forfeitures will be adjusted over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from their estimate.  The assumptions for expected term, volatility and risk-free rate are presented in the table below:

	April 1,	April 2,
	2011	2010

Expected term (years)	0.2 - 5.5	1.2 - 6.5
Volatility	160.3% - 213.7%	126.9% - 182.2%
Risk-free interest rate	0.1% - 2.4%	0.5% - 3.2%

Comprehensive Loss – The components of comprehensive loss are as follows (amounts in thousands):

	Three Months Ended
	April 1,	April 2,
	2011	2010

Net loss	$(1,253)	$(2,186)
Foreign currency translation gains (losses)	118	(3)
Comprehensive loss	$(1,135)	$(2,189)

The components of accumulated other comprehensive loss are foreign currency translation adjustments and pension and other postretirement benefits adjustments.  The balance of foreign currency translation adjustments was $0.6 million and $0.7 million at April 1, 2011 and December 31, 2010, respectively.  The balance of pension and other postretirement benefits adjustments was $0.7 million at each of April 1, 2011 and December 31, 2010.

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

index

Note 2.  NEW ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Standards – In October 2009, the Financial Accounting Standards Board (“FASB”) issued guidance concerning multiple-deliverable arrangements which would enable vendors to account for products or services separately rather than as a combined unit.  This guidance is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  The Company’s adoption of this guidance had no effect on the Company’s financial position or results of operations.

In January 2010, the FASB issued guidance which revises two disclosure requirements concerning fair value measurements and clarifies two others.  It requires separate presentation of significant transfers into and out of Levels 1 and 2 of the fair value hierarchy and disclosure of the reasons for such transfers.  It also requires the presentation of purchases, sales, issuances, and settlements within Level 3 on a gross basis rather than a net basis.  The amendments also clarify that disclosures should be disaggregated by class of asset or liability and that disclosures about inputs and valuation techniques should be provided for both recurring and non-recurring fair value measurements.  The guidance about Level 1 and 2 transfers was effective immediately, and the guidance about gross presentation of Level 3 activity is effective for fiscal years beginning after December 15, 2010.  The adoption of the guidance had no effect on the Company’s financial position or results of operations.

Note 3.  INTANGIBLE ASSETS

Following is detailed information regarding Katy’s intangible assets (amounts in thousands):

	April 1,			December 31,
	2011			2010
	Gross	Accumulated	Net Carrying	Gross	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Patents	$1,285	$(1,079)	$206	$1,267	$(1,057)	$210
Customer lists	10,231	(8,821)	1,410	10,231	(8,773)	1,458
Tradenames	5,054	(3,254)	1,800	5,054	(3,192)	1,862
Total	$16,570	$(13,154)	$3,416	$16,552	$(13,022)	$3,530

    All of Katy’s intangible assets are definite long-lived intangibles.  Estimated aggregate future amortization expense related to intangible assets is as follows (amounts in thousands):

2011 (remainder)	$395
2012	502
2013	482
2014	465
2015	450
Thereafter	1,122
$3,416

index

Note 4.  INDEBTEDNESS

Long-term debt consists of the following (amounts in thousands):

	April 1,	December 31,
	2011	2010

Term loan payable under the PNC Credit Agreement,
interest based on Eurodollar and Base Rates (6.51% - 8.50%)	$7,044	$7,444
Revolving loans payable under the PNC Credit Agreement,
interest based on Eurodollar and Base Rates (3.50% - 5.50%)	15,475	15,432
Total debt	22,519	22,876
Less revolving loans, classified as current	(15,475)	(15,432)
Less current maturities	(1,325)	(1,275)
Long-term debt	$5,719	$6,169

        Aggregate remaining scheduled maturities of the Term Loan as of April 1, 2011 are as follows (amounts in thousands):

2011 (remainder)	875
2012	1,425
2013	4,744
$7,044

On May 26, 2010, Continental Commercial Products, LLC (“CCP”) and Glit/Gemtex, Ltd. (collectively with CCP, the “Borrowers”), wholly owned subsidiaries of the Company, and the Company, as guarantor, entered into a Revolving Credit, Term Loan and Security Agreement (the “PNC Credit Agreement”) with PNC Bank, National Association (“PNC Bank”).

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

The principal balance of the Term Loan is payable in monthly installments followed by a final installment on May 26, 2013 equal to the then outstanding and unpaid principal balance of the Term Loan.  Mandatory prepayments of the Term Loan will be required upon the occurrence of certain events, including sales of certain assets, and the Company must make annual prepayments of the Term Loan in an amount equal to 50% of excess cash flow (as defined in the PNC Credit Agreement).

The Revolving Credit Facility has an expiration date of May 26, 2013 and its borrowing base is determined by eligible inventory and accounts receivable, amounting to $21.1 million at April 1, 2011.  The Company’s borrowing base under the PNC Credit Agreement is reduced by the outstanding amount of standby and commercial letters of credit.  Currently, the Company’s largest letters of credit relate to its casualty insurance programs.  Upon extinguishment of the Bank of America Credit Agreement, the Company was required to advance cash to Bank of America as collateral for the outstanding letters of credit in the amount of $3.1 million.  At April 1, 2011, $0.3 million of such advance was still outstanding.  The cash advance is recorded within other current assets and the revolving credit agreement in the Condensed Consolidated Balance Sheets.  At April 1, 2011, total outstanding letters of credit were $2.4 million, of which $2.1 million are issued by PNC Bank, and $0.3 million are issued by Bank of America under the Bank of America Credit Agreement until they are transferred to PNC Bank under the PNC Credit Agreement.  The PNC Credit Agreement requires the Company to have a minimum level of availability such that its eligible collateral must exceed the sum of its outstanding borrowings and letters of credit by a certain amount.  The Company amended the PNC Credit Agreement three times during the first quarter of 2011 to reduce the minimum level of required availability.  The first and second amendments to the PNC Credit Agreement reduced the minimum level of required availability from $1.5 million to $1.1 million through February 4 and February 11, 2011, respectively.  The third amendment to the PNC Credit Agreement (“Third Amendment”) reduced the minimum level of required availability dollar for dollar by the aggregate amount of cash infusions into the Company (and further distributed to the Borrowers) by members of management of the Company and/or such other persons who are reasonably acceptable to PNC Bank, on the date when made.  The minimum level of availability remained at the reduced amount through and including May 1, 2011, and was reinstated to $1.5 million on May 2, 2011.  This amount will be reduced to zero upon the reduction of the Term Loan by an aggregate sum of $1.5 million, which the Company currently expects to occur in the second quarter of 2011.  As a result of $0.2 million received on February 12, 2011, the minimum level of required availability was reduced from $1.5 million to $1.3 million on February 12, 2011.  An additional $0.8 million was received on February 15, 2011, further reducing the minimum level of required availability to $0.5 million on February 15, 2011.

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

The PNC Credit Agreement includes financial covenants regarding minimum earnings before interest, taxes, depreciation and amortization (“EBITDA,” as defined in the PNC Credit Agreement) and fixed charge coverage ratio.  The Third Amendment also amended these covenants and will provide the Borrowers with additional flexibility under the covenants.  The Company was in compliance with these financial covenants at April 1, 2011.  Additionally, the first amendment to the PNC Credit Agreement added a covenant requiring the Company to consummate a capital event no later than May 1, 2011, defined as either a capital infusion, in the form of either equity or debt or pursuant to a sale or other disposition of assets.  As the Company did not consummate a capital event by May 1, 2011, which constituted an Event of Default, as defined in the PNC Credit Agreement, the Company entered into a fourth amendment to the PNC Credit Agreement (“Fourth Amendment”) on May 16, 2011.  The Fourth Amendment waived the default, provided the Company consummates a Sale Event, as defined in the first amendment to the PNC Credit Agreement, no later than July 6, 2011.  The Fourth Amendment also further amended the EBITDA covenant and will provide the Borrowers with additional flexibility under this covenant.

If the Company is unable to comply with the terms of the amended covenants, it could seek to obtain further amendments and pursue liquidity through additional debt financing and/or the sale of assets.  However, the Company believes that it will be able to comply with all covenants, as amended, throughout 2011.

All of the debt under the PNC Credit Agreement is re-priced to current rates at frequent intervals.  Therefore, its fair value approximates its carrying value at April 1, 2011.  For each of the three months ended April 1, 2011 and April 2, 2010, the Company had amortization of debt issuance costs, included within interest expense, of $0.1 million.  The Company incurred $0.1 million of debt issuance costs during the three months ended April 1, 2011 associated with amending the PNC Credit Agreement.

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

Information regarding the Company’s net periodic benefit cost for pension and other postretirement benefit plans for the three months ended April 1, 2011 and April 2, 2010 is as follows (amounts in thousands):

	Pension Benefits		Other Benefits
	Three Months Ended		Three Months Ended
	April 1,	April 2,	April 1,	April 2,
	2011	2010	2011	2010
Components of net periodic benefit cost:
Interest cost	$18	$18	$26	$33
Expected return on plan assets	(16)	(15)	-	-
Amortization of net loss	11	11	-	8
Net periodic benefit cost	$13	$14	$26	$41

During the three months ended April 1, 2011, the Company made contributions to the pension plans of $14,000.  The Company expects to contribute an additional $63,000 to the pension plans throughout the remainder of 2011.  The Company uses a December 31 measurement date for its pension and other postretirement benefit plans.  The fair value of plan assets was determined by using quoted prices in active markets for identical assets (Level 1 inputs per the fair value hierarchy).

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

index

The following table summarizes stock option activity under each of the Company’s applicable plans:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Options	Price	Life	(in thousands)

Outstanding at December 31, 2010	1,362,000	$1.96

Granted	-	$-
Exercised	-	$-
Expired	-	$-
Cancelled	(1,000,000)	$1.17

Outstanding at April 1, 2011	362,000	$4.16	0.47 years	$-

Vested and Exercisable at April 1, 2011	362,000	$4.16	0.47 years	$-

A summary of the status of the Company’s non-vested stock options as of April 1, 2011 is presented in the table below:

		Weighted
		Average
		Grant Date
	Options	Fair Value

Non-Vested at December 31, 2010	374,999	$0.88

Granted	-	$-
Vested	-	$-
Cancelled	(374,999)	$0.88

Non-Vested at April 1, 2011	-	$-

Expense of $47,000 was reversed in the first quarter of 2011 related to 83,333 non-vested options awarded under the 2009 Vice President-Operations’ Plan which were cancelled in the first quarter of 2011 as a result of the departure of the Company’s Vice President-Operations.  Effective March 28, 2011, the Company entered into the 2011 Change in Control Plan (the “2011 CIC Plan”).  Eligible participants in the 2011 CIC Plan must surrender any and all rights in any options and/or SARs previously awarded by the Company, and acknowledge that he/she will not be entitled to receive any further options and/or SARs from the Company or any other equity-based awards.  Each participant is entitled to receive in connection with a change in control an amount equal to his/her share of the aggregate fair market value of the consideration to be delivered to the shareholders of the Company with respect to the outstanding securities of the Company, net of costs or expenses, as applicable, relating to the transaction that results in the change in control, subject to the terms and conditions of the 2011 CIC Plan.  As of the effective date of the 2011 CIC Plan, the Company’s Chief Executive Officer and Chief Financial Officer were participants.  As a result of their participation, 875,000 options were cancelled, of which 291,666 were non-vested.  Expense of $0.2 million was reversed in the first quarter of 2011 related to these non-vested options.

index

The following table summarizes SARs activity under each of the Company’s applicable plans:

Non-Vested at December 31, 2010	66,332

Granted	-
Vested	(3,333)
Cancelled	(35,000)

Non-Vested at April 1, 2011	27,999

Total Outstanding at April 1, 2011	501,267

At April 1, 2011, the aggregate liability related to SARs was $0.1 million and is included in accrued expenses in the Condensed Consolidated Balance Sheets.

Note 7.  INCOME TAXES

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, various states and foreign jurisdictions.  The Company and its subsidiaries are generally no longer subject to U.S. federal, state and local examinations by tax authorities for years before 2006.

As of April 1, 2011 and December 31, 2010, the Company had deferred tax assets, net of deferred tax liabilities, of $78.2 million.  Domestic net operating loss (“NOL”) carry forwards comprised $53.9 million of the deferred tax assets for both periods.  Katy’s history of operating losses in many of its taxing jurisdictions provides significant negative evidence with respect to the Company’s ability to generate future taxable income.  As a result, valuation allowances have been recorded as of such dates for the full amount of deferred tax assets, net of the amount of deferred tax liabilities.

Accounting for Uncertainty in Income Taxes

Included in the balances at each of April 1, 2011 and December 31, 2010 are $0.4 million of liabilities for unrecognized tax benefits.  Because of the impact of deferred tax accounting, other than interest and penalties, the recognition of these liabilities would not affect the annual effective tax rate.  The income tax benefit for the three months ended April 2, 2010 primarily reflects current tax benefit for the recognition of uncertain tax positions of $0.1 million due to the expiration of certain statutes of limitations.   The Company anticipates reductions to the total amount of unrecognized tax benefits of an additional $0.2 million within the next twelve months due to expiring statutes of limitations.

The Company recognizes interest and penalties accrued related to the unrecognized tax benefits in the income tax provision.  The Company had approximately $0.1 million of interest and penalties accrued at each of April 1, 2011 and December 31, 2010.

Note 8.  RELATED PARTY TRANSACTIONS

Kohlberg & Co., L.L.C., whose affiliate holds all 1,131,551 shares of the Company’s Convertible Preferred Stock, provides ongoing management oversight and advisory services to the Company.  At April 1, 2011 and December 31, 2010, the Company owed Kohlberg $1.4 million and $0.5 million, respectively, for these services, which is recorded in current liabilities on the Condensed Consolidated Balance Sheets.  For each of the three months ended April 1, 2011 and April 2, 2010, $0.1 million is recorded in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations for these services.

Concurrent with the Third Amendment (described above), in February 2011, loans of $0.1 million each were received from two directors of the Company, and a loan of $50,000 was received from the Company’s Chief Executive Officer, which are recorded in other liabilities in the Condensed Consolidated Balance Sheets.  In connection with these loans, the Company entered into subordinated promissory notes with these individuals.  These notes mature on November 26, 2013 and accrue interest at a rate of 15% per year, to be paid in quarterly installments, which may be paid by capitalizing such interest and adding such capitalized interest to the principal amount of the subordinated notes.  For the three months ended April 1, 2011, $5,000 of interest was capitalized into the principal amount of the notes.

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

B.           Sterling Fluid Systems (USA) (“Sterling”) has tendered approximately 2,860 cases pending in Michigan, New Jersey, New York, Illinois, Nevada, Mississippi, Wyoming, Louisiana, Georgia, Massachusetts, Missouri, Kentucky, California, South Carolina and Canada to the Company for defense and indemnification.  With respect to one case, Sterling has demanded that the Company indemnify it for a $200,000 settlement.  Sterling bases its tender of the complaints on the provisions contained in a 1993 Purchase Agreement between the parties whereby Sterling purchased the LaBour Pump business and other assets from the Company.  Sterling has not filed a lawsuit against the Company in connection with these matters.

index

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

C.           LaBour Pump Company, a former division of an inactive subsidiary of the Company, has been named as a defendant in approximately 430 of the New Jersey cases tendered by Sterling.  The Company has elected to defend these cases, the majority of which have been dismissed or settled for nominal sums.  There are approximately 90 cases which remain active as of April 1, 2011.

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

One-time
Termination
Benefits
Restructuring liabilities at December 31, 2010	$125
Additions	-
Payments	(86)
Restructuring liabilities at April 1, 2011	$39

index

This amount includes severance, benefits and other employee-related costs associated with employee terminations and the balance is expected to be paid in the second quarter of 2011.

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

Contract
Termination
Costs
Restructuring liabilities at December 31, 2010	$314
Additions	-
Payments	(20)
Restructuring liabilities at April 1, 2011	$294

This amount relates to non-cancelable lease liabilities for abandoned facilities, net of potential sub-lease revenue.  Total maximum potential amount of lease loss, excluding any sub-lease rentals, is $0.6 million as of April 1, 2011.  The Company has included $0.3 million as an offset for sub-lease rentals.  This amount is expected to be paid in 2011.  As of April 1, 2011, the Company does not anticipate any further significant severance, restructuring and other related charges in the upcoming year related to the plan discussed above.

A rollforward of all restructuring liabilities is as follows (amounts in thousands):

		One-time	Contract
		Termination	Termination
	Total	Benefits	Costs
Restructuring liabilities at December 31, 2010	$439	$125	$314
Additions	-	-	-
Payments	(106)	(86)	(20)
Restructuring liabilities at April 1, 2011	$333	$39	$294

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report and the information incorporated by reference in this report contain various “forward-looking statements” as defined in Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act of 1934, as amended.  The forward-looking statements are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management.  We have based these forward-looking statements on current expectations and projections about future events and trends affecting the financial condition of our business. Additional information concerning these and other risks and uncertainties is included in Item 1A under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010.  Words and phrases such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “projects,” “may,” “should,” “will,”  “continue,” “is subject to,” and the like are intended to identify forward-looking statements.  The results referred to in forward-looking statements may differ materially from actual results because they involve estimates, assumptions and uncertainties.  Forward-looking statements included herein are as of the date hereof and we undertake no obligation to revise or update such statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.  All forward-looking statements should be viewed with caution.  These forward-looking statements are subject to risks and uncertainties that may lead to results that differ materially from those expressed in any forward-looking statement made by us or on our behalf, including, among other things:

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

RESULTS OF OPERATIONS

Three Months Ended April 1, 2011 versus Three Months Ended April 2, 2010

Net sales decreased 2.7% from $33.8 million during the three months ended April 2, 2010 to $32.9 million during the three months ended April 1, 2011.  The majority of the decrease was a result of volume shortfall in our Continental and Glit business units, primarily due to three less shipping days in the first quarter of 2011 than in the first quarter of 2010 due to inclement weather shutdowns.  Changes in net sales resulting from pricing and currency translation were nominal.  Gross margin was 12.4% for the three months ended April 1, 2011, an increase of 0.6 percentage points from the same period a year ago.  Gross margin was impacted by a favorable variance in our LIFO adjustment of $0.4 million resulting from inventory fluctuations.  Excluding the LIFO adjustment, gross margin decreased 0.5 percentage points from the first quarter of 2010.  The decrease was primarily a result of increased raw material costs.

Selling, general and administrative (“SG&A”) expenses were $5.0 million for the three months ended April 1, 2011, a $1.1 million reduction from the same period a year ago.  The decrease was a result of cost-cutting efforts including, but not limited to, supervisor salary expenses and management bonus accruals, as well as decreases in stock-based compensation expense due to our lower stock price and the reversal of prior years’ compensation expense as a result of cancelled unvested stock options during the three months ended April 1, 2011.

index

Operating loss decreased from $2.0 million during the three months ended April 2, 2010 to $0.8 million during the three months ended April 1, 2011 primarily due to the decrease in SG&A expenses described above as well as a $0.1 million gain on sale or disposal of assets during the three months ended April 1, 2011.

Interest expense increased by $0.1 million during the three months ended April 1, 2011 as compared to the three months ended April 2, 2010 as a result of higher interest rates and average borrowings under the PNC Credit Agreement.

The income tax benefit for the three months ended April 2, 2010 includes a benefit for the recognition of uncertain tax positions of $0.1 million as the statutes of limitations on certain tax years expired.

Overall, we reported a net loss of $1.3 million, or $0.16 per share, for the first quarter of 2011, as compared to a net loss of $2.2 million, or $0.27 per share, for the first quarter of 2010.

LIQUIDITY AND CAPITAL RESOURCES

We require funding for working capital needs and capital expenditures.  We believe that our cash flow from operations and the use of available borrowings under the PNC Credit Agreement (as defined below) provide sufficient liquidity for our operations going forward.  As of April 1, 2011, we had cash of $0.5 million and outstanding checks of $0.9 million as compared to cash of $1.3 million and outstanding checks of $1.3 million at December 31, 2010.  As of April 1, 2011, we had outstanding borrowings of $22.5 million (75% of total capitalization) under the PNC Credit Agreement.  Our unused borrowing availability at April 1, 2011 on the Revolving Credit Facility (as defined below) was $3.0 million after the $0.5 million minimum availability requirement discussed below.  As of December 31, 2010, we had outstanding borrowings of $22.9 million (72% of total capitalization) with unused borrowing availability of $0.5 million after the $1.1 million minimum availability requirement discussed below.

PNC Credit Agreement

On May 26, 2010, Continental Commercial Products, LLC (“CCP”) and Glit/Gemtex, Ltd. (collectively with CCP, the “Borrowers”), wholly owned subsidiaries of the Company, and the Company, as guarantor, entered into a Revolving Credit, Term Loan and Security Agreement (the “PNC Credit Agreement”) with PNC Bank, National Association (“PNC Bank”).

The PNC Credit Agreement is a $33.2 million credit facility with an $8.2 million term loan (the “Term Loan”) and a $25.0 million revolving loan (the “Revolving Credit Facility”), including a $3.5 million sub-limit for letters of credit. The proceeds of the Term Loan and Revolving Credit Facility were used to repay the Second Amended and Restated Credit Agreement with Bank of America (“Bank of America Credit Agreement”) and pay fees and expenses associated with the negotiation and consummation of the PNC Credit Agreement.  The PNC Credit Agreement resulted in two important benefits related to our long-term strategy: (1) the reduction of the availability block under the Revolving Credit Facility from $5.0 million to $1.5 million, as compared to the revolver under the Bank of America Credit Agreement, allows for additional borrowing capacity and increased working capital flexibility and (2) the additional $1.7 million availability under the Term Loan, as compared to the term loan under the Bank of America Credit Agreement, allowed us to negotiate a settlement of an existing obligation due to Pentland USA, Inc. (“Pentland”), whereby we accelerated all amounts due to Pentland in 2010 of $1.9 million and paid an additional $0.1 million in satisfaction of a liability of $4.1 million.  This settlement eliminates cash requirements of $1.8 million in 2011 and $0.4 million in 2012.

All extensions of credit under the PNC Credit Agreement are collateralized by a first priority security interest in and lien upon substantially all present and future assets and properties of the Company.  The Company guarantees the obligations of the Borrowers under the PNC Credit Agreement.

The principal balance of the Term Loan is payable in monthly installments followed by a final installment on May 26, 2013 equal to the then outstanding and unpaid principal balance of the Term Loan.  Mandatory prepayments of the Term Loan will be required upon the occurrence of certain events, including sales of certain assets, and the Company must make annual prepayments of the Term Loan in an amount equal to 50% of excess cash flow (as defined in the PNC Credit Agreement).

index

The Revolving Credit Facility has an expiration date of May 26, 2013 and its borrowing base is determined by eligible inventory and accounts receivable, amounting to $21.1 million at April 1, 2011.  The Company’s borrowing base under the PNC Credit Agreement is reduced by the outstanding amount of standby and commercial letters of credit.  Currently, the Company’s largest letters of credit relate to its casualty insurance programs.  Upon extinguishment of the Bank of America Credit Agreement, the Company was required to advance cash to Bank of America as collateral for the outstanding letters of credit in the amount of $3.1 million.  At April 1, 2011, $0.3 million of such advance was still outstanding.  The cash advance is recorded within other current assets and the revolving credit agreement in the Condensed Consolidated Balance Sheets.  At April 1, 2011, total outstanding letters of credit were $2.4 million, of which $2.1 million are issued by PNC Bank, and $0.3 million are issued by Bank of America under the Bank of America Credit Agreement until they are transferred to PNC Bank under the PNC Credit Agreement.  The PNC Credit Agreement requires the Company to have a minimum level of availability such that its eligible collateral must exceed the sum of its outstanding borrowings and letters of credit by a certain amount.  The Company amended the PNC Credit Agreement three times during the first quarter of 2011 to reduce the minimum level of required availability.  The first and second amendments to the PNC Credit Agreement reduced the minimum level of required availability from $1.5 million to $1.1 million through February 4 and February 11, 2011, respectively.  The third amendment to the PNC Credit Agreement (“Third Amendment”) reduced the minimum level of required availability dollar for dollar by the aggregate amount of cash infusions into the Company (and further distributed to the Borrowers) by members of management of the Company and/or such other persons who are reasonably acceptable to PNC Bank, on the date when made.  The minimum level of availability remained at the reduced amount through and including May 1, 2011, and was reinstated to $1.5 million on May 2, 2011.  This amount will be reduced to zero upon the reduction of the Term Loan by an aggregate sum of $1.5 million, which the Company currently expects to occur in the second quarter of 2011.  As a result of $0.2 million received on February 12, 2011, the minimum level of required availability was reduced from $1.5 million to $1.3 million on February 12, 2011.  An additional $0.8 million was received on February 15, 2011, further reducing the minimum level of required availability to $0.5 million on February 15, 2011.

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

The PNC Credit Agreement includes financial covenants regarding minimum earnings before interest, taxes, depreciation and amortization (“EBITDA,” as defined in the PNC Credit Agreement) and fixed charge coverage ratio.  The Third Amendment also amended these covenants and will provide the Borrowers with additional flexibility under the covenants.  The Company was in compliance with these financial covenants at April 1, 2011.  Additionally, the first amendment to the PNC Credit Agreement added a covenant requiring the Company to consummate a capital event no later than May 1, 2011, defined as either a capital infusion, in the form of either equity or debt or pursuant to a sale or other disposition of assets.  As the Company did not consummate a capital event by May 1, 2011, which constituted an Event of Default, as defined in the PNC Credit Agreement, the Company entered into a fourth amendment to the PNC Credit Agreement (“Fourth Amendment”) on May 16, 2011.  The Fourth Amendment waived the default, provided the Company consummates a Sale Event, as defined in the first amendment to the PNC Credit Agreement, no later than July 6, 2011.  The Fourth Amendment also further amended the EBITDA covenant and will provide the Borrowers with additional flexibility under this covenant.

If the Company is unable to comply with the terms of the amended covenants, it could seek to obtain further amendments and pursue liquidity through additional debt financing and/or the sale of assets.  However, the Company believes that it will be able to comply with all covenants, as amended, throughout 2011.

All of the debt under the PNC Credit Agreement is re-priced to current rates at frequent intervals.  Therefore, its fair value approximates its carrying value at April 1, 2011.  For each of the three months ended April 1, 2011 and April 2, 2010, the Company had amortization of debt issuance costs, included within interest expense, of $0.1 million.  The Company incurred $0.1 million of debt issuance costs during the three months ended April 1, 2011 associated with amending the PNC Credit Agreement.

index

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

Cash Flows

Cash used in operating activities before changes in operating assets and liabilities was $0.4 million in the first quarter of 2011 as compared to $0.3 million in the same period of 2010.  Changes in operating assets and liabilities provided $0.3 million in the first quarter of 2011 as compared to using $1.3 million in the same period of 2010.  This variance was primarily a result of cash provided by amounts payable to a related party and other liabilities, partially offset by cash used in accounts payable.  As of April 1, 2011 we were turning our inventory at 4.4 times per year as compared to 4.0 times per year as of December 31, 2010 and 4.2 times per year as of April 2, 2010.

Cash flows used in financing activities in the first quarter of 2011 reflect a $0.4 million decrease in our debt levels and a $0.4 million decrease in our book overdraft since December 31, 2010, as well as $0.1 million of cash used associated with debt facilities, offset by $0.3 million in cash provided by notes payable to related parties.

OFF-BALANCE SHEET ARRANGEMENTS

As of April 1, 2011, the Company had no off-balance sheet arrangements.

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

CRITICAL ACCOUNTING POLICIES

        We disclosed details regarding certain of our critical accounting policies in the Management’s Discussion and Analysis section of our Annual Report on Form 10-K for the year ended December 31, 2010 (Part II, Item 7).  There have been no changes to these policies as of April 1, 2011.

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

Changes in Internal Control over Financial Reporting

There have been no changes in Katy’s internal control over financial reporting during the quarter ended April 1, 2011 that have materially affected, or are reasonably likely to materially affect, Katy’s internal control over financial reporting.

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

Item 1A.  RISK FACTORS

We are affected by risks specific to us as well as factors that affect all businesses operating in a global market.  The significant factors known to us that could materially adversely affect our business, financial condition, or operating results are described in Part I, Item 1A of our Annual Report on Form 10-K, filed on March 31, 2011.  There has been no material change in those risk factors.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.  (REMOVED AND RESERVED)

Item 5.  OTHER INFORMATION

           None.

Item 6.  EXHIBITS

Exhibit Number	Exhibit Title

10.1
Fourth Amendment and Waiver to Revolving Credit, Term Loan and Security Agreement dated May 16, 2011, among Continental Commercial Products, LLC, Glit/Gemtex, Ltd., Katy Industries, Inc. and PNC Bank, National Association.
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

KATY INDUSTRIES, INC.
Registrant

DATE: May 16, 2011                                                                           By /s/ David J. Feldman
David J. Feldman
President and Chief Executive Officer

By /s/ James W. Shaffer
James W. Shaffer
Vice President, Treasurer and Chief Financial Officer