Form 10-Q
period 2011-07-01
KATY INDUSTRIES INC
filed 2011-08-15
CIK 54681

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  July 1, 2011

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class	Outstanding at July 29, 2011
Common Stock, $1 Par Value	7,951,176 Shares

KATY INDUSTRIES, INC.
FORM 10-Q
July 1, 2011

Index

PART I  FINANCIAL INFORMATION

Item 1.  Financial Statements

KATY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF JULY 1, 2011 (UNAUDITED) AND DECEMBER 31, 2010
 (Amounts in Thousands)

ASSETS

	July 1,	December 31,
	2011	2010
CURRENT ASSETS:

Cash	$483	$1,319
Accounts receivable, net	16,842	13,541
Inventories, net	18,963	16,450
Other current assets	1,614	1,512

Total current assets	37,902	32,822

OTHER ASSETS:

Goodwill	665	665
Intangibles, net	3,316	3,530
Other	2,771	3,160

Total other assets	6,752	7,355

PROPERTY AND EQUIPMENT
Land and improvements	336	336
Buildings and improvements	9,366	9,243
Machinery and equipment	89,364	90,945

	99,066	100,524
Less - Accumulated depreciation	(78,488)	(77,807)

Property and equipment, net	20,578	22,717

Total assets	$65,232	$62,894

See Notes to Condensed Consolidated Financial Statements.

Index

KATY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF JULY 1, 2011 (UNAUDITED) AND DECEMBER 31, 2010
 (Amounts in Thousands, Except Share Data)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	July 1,	December 31,
	2011	2010
CURRENT LIABILITIES:

Accounts payable	$15,796	$11,594
Book overdraft	695	1,257
Accrued compensation	1,493	1,548
Accrued expenses	10,434	10,774
Payable to related party	1,500	500
Current maturities of long-term debt	6,588	1,275
Revolving credit agreement	16,891	15,432

Total current liabilities	53,397	42,380

LONG-TERM DEBT, less current maturities	-	6,169

OTHER LIABILITIES	5,437	5,306

Total liabilities	58,834	53,855

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS’ EQUITY
15% Convertible preferred stock, $100 par value; authorized 1,200,000 shares; issued and outstanding 1,131,551 shares; liquidation value $113,155	108,256	108,256
Common stock, $1 par value; authorized 35,000,000 shares; issued 9,822,304 shares	9,822	9,822
Additional paid-in capital	27,110	27,385
Accumulated other comprehensive loss	(1,214)	(1,405)
Accumulated deficit	(116,139)	(113,582)
Treasury stock, at cost, 1,871,128 shares	(21,437)	(21,437)

Total stockholders' equity	6,398	9,039

Total liabilities and stockholders' equity	$65,232	$62,894

See Notes to Condensed Consolidated Financial Statements.

Index

KATY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JULY 1, 2011 AND JULY 2, 2010
(Amounts in Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
	2011	2010	2011	2010

Net sales	$35,669	$38,634	$68,578	$72,473
Cost of goods sold	31,773	33,067	60,588	62,904
Gross profit	3,896	5,567	7,990	9,569
Selling, general and administrative expenses	5,029	5,941	10,005	11,974
Severance, restructuring and related charges	-	255	-	255
Loss on disposal of assets	85	-	10	-
Operating loss	(1,218)	(629)	(2,025)	(2,660)
Interest expense	(453)	(576)	(855)	(865)
Other, net	110	2,259	75	2,360

(Loss) income before income tax benefit	(1,561)	1,054	(2,805)	(1,165)
Income tax benefit	257	479	248	512

Net (loss) income	$(1,304)	$1,533	$(2,557)	$(653)

Net (loss) income per share of common stock:
Basic	$(0.16)	$0.19	$(0.32)	$(0.08)
Diluted	$(0.16)	$0.06	$(0.32)	$(0.08)

Weighted average common shares outstanding:
Basic	7,951	7,951	7,951	7,951
Diluted	7,951	27,052	7,951	7,951

See Notes to Condensed Consolidated Financial Statements.

Index

KATY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JULY 1, 2011 AND JULY 2, 2010
(Amounts in Thousands)
(Unaudited)
	July 1,	July 2,
	2011	2010
Cash flows from operating activities:
Net loss	$(2,557)	$(653)
Depreciation	2,324	3,188
Amortization of intangible assets	263	271
Write-off and amortization of debt issuance costs	169	363
Stock-based compensation	(587)	25
Loss on sale or disposal of assets	10	-
Gain on settlement of existing obligation	-	(2,100)
	(378)	1,094
Changes in operating assets and liabilities:
Accounts receivable	(3,268)	(4,019)
Inventories	(2,448)	97
Other assets	322	(2,892)
Accounts payable	4,178	1,301
Accrued expenses	(399)	(169)
Payable to related party	1,000	-
Other	60	(2,805)
	(555)	(8,487)

Net cash used in continuing operations	(933)	(7,393)

Cash flows from investing activities:
Capital expenditures	(133)	(389)
Proceeds from sale of assets	81	-
Net cash used in investing activities	(52)	(389)

Cash flows from financing activities:
Net borrowings	1,680	8,059
Decrease in book overdraft	(562)	(515)
Proceeds from term loans	-	8,182
Repayments of term loans	(857)	(6,999)
Direct costs associated with debt facilities	(264)	(557)
Net cash (used in) provided by financing activities	(3)	8,170

Effect of exchange rate changes on cash	152	85
Net (decrease) increase in cash	(836)	473
Cash, beginning of period	1,319	747
Cash, end of period	$483	$1,220

See Notes to Condensed Consolidated Financial Statements.

Index

KATY INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

Note 1.  SIGNIFICANT ACCOUNTING POLICIES

Consolidation Policy and Basis of Presentation – The condensed consolidated financial statements include the accounts of Katy Industries, Inc. and subsidiaries in which it has a greater than 50% voting interest or significant influence, collectively “Katy” or the “Company”.  All significant intercompany accounts, profits and transactions have been eliminated in consolidation.  The Condensed Consolidated Balance Sheet at July 1, 2011 and the related Condensed Consolidated Statements of Operations for the three and six months ended July 1, 2011 and July 2, 2010 and Cash Flows for the six months ended July 1, 2011 and July 2, 2010 have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial condition, results of operations and cash flows of the Company for the interim periods.  Interim results may not be indicative of results to be realized for the entire year.  The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.  The Condensed Consolidated Balance Sheet as of December 31, 2010 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States (“GAAP”).

Fiscal Year – The Company operates and reports using a 4-4-5 fiscal year which always ends on December 31.  As a result, December and January do not typically consist of five and four weeks, respectively.  The three and six months ended July 1, 2011 consisted of 63 shipping days and 127 shipping days, respectively, and the three and six months ended July 2, 2010 consisted of 64 shipping days and 128 shipping days, respectively.

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

Inventories – The components of inventories are as follows (amounts in thousands):

	July 1,	December 31,
	2011	2010

Raw materials	$9,176	$8,366
Finished goods	15,512	13,146
Inventory reserves	(1,279)	(1,250)
LIFO reserve	(4,446)	(3,812)
	$18,963	$16,450

At July 1, 2011 and December 31, 2010, approximately 59% and 56%, respectively, of Katy’s inventories were accounted for using the last-in, first-out (“LIFO”) method of costing, while the remaining inventories were accounted for using the first-in, first-out (“FIFO”) method.  Current cost, as determined using the FIFO method, exceeded LIFO cost by $4.4 million and $3.8 million at July 1, 2011 and December 31, 2010, respectively.

Share-Based Payment – Compensation cost recognized during the three and six months ended July 1, 2011 and July 2, 2010 includes: a) compensation cost for all stock options based on the grant date fair value amortized over the options’ vesting period and b) compensation cost for outstanding stock appreciation rights (“SARs”) as of July 1, 2011 and July 2, 2010 based on the July 1, 2011 and July 2, 2010 fair value, respectively.  The Company re-measures the fair value of SARs each reporting period until the award is settled and compensation expense is recognized each reporting period for changes in fair value and vesting.

Index

Compensation (income) expense is included in selling, general and administrative expense in the Condensed Consolidated Statements of Operations.  The components of compensation (income) expense are as follows (amounts in thousands):

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
	2011	2010	2011	2010

Stock option (income) expense	$(21)	$53	$(274)	$131
Stock appreciation right income	(75)	(87)	(313)	(106)
	$(96)	$(34)	$(587)	$25

For the six months ended July 1, 2011, stock option income resulted from the reversal of compensation expense recognized on the cancellation of unvested stock options previously held by the Company’s Chief Executive Officer, the Company’s Chief Financial Officer and the Company’s former Vice President-Operations.

The fair value of stock options is estimated at the date of grant using a Black-Scholes option pricing model.  As the Company does not have sufficient historical exercise data to provide a basis for estimating the expected term, the Company uses the simplified method for estimating the expected term by averaging the minimum and maximum lives expected for each award.  In addition, the Company estimated volatility by considering its historical stock volatility over a term comparable to the remaining expected life of each award.  The risk-free interest rate is the current yield available on U.S. treasury issues with a remaining term equal to each award.  The Company estimates forfeitures using historical results.  Its estimates of forfeitures will be adjusted over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from their estimate.  There were no stock options granted during the three and six months ended July 1, 2011 and July 2, 2010.

The fair value of SARs, a liability award, was estimated at July 1, 2011 and July 2, 2010 using a Black-Scholes option pricing model.  The Company estimated the expected term by averaging the minimum and maximum lives expected for each award.  In addition, the Company estimated volatility by considering its historical stock volatility over a term comparable to the remaining expected life of each award.  The risk-free interest rate is the current yield available on U.S. treasury issues with a remaining term equal to each award.  The Company estimates forfeitures using historical results.  Its estimates of forfeitures will be adjusted over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from their estimate.  The assumptions for expected term, volatility and risk-free rate are presented in the table below:

	July 1,	July 2,
	2011	2010

Expected term (years)	1.4 - 5.2	0.3 - 6.2
Volatility	171.5% - 218.2%	134.0% - 186.0%
Risk-free interest rate	0.3% - 1.9%	0.2% - 2.2%

Comprehensive (Loss) Income – The components of comprehensive (loss) income are as follows (amounts in thousands):

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
	2011	2010	2011	2010

Net (loss) income	$(1,304)	$1,533	$(2,557)	$(653)
Foreign currency translation losses	74	63	192	60
Comprehensive (loss) income	$(1,230)	$1,596	$(2,365)	$(593)

The components of accumulated other comprehensive (loss) income are foreign currency translation adjustments and pension and other postretirement benefits adjustments.  The balance of foreign currency translation adjustments was $0.5 million and $0.7 million at July 1, 2011 and December 31, 2010, respectively.  The balance of pension and other postretirement benefits adjustments was $0.7 million at each of July 1, 2011 and December 31, 2010.

Index

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

Accounting Standards Not Yet Adopted – In May 2011, the FASB issued further guidance which generally aligns the principles of fair value measurements with International Financial Reporting Standards. The guidance clarifies the application of existing fair value measurement requirements and expands the disclosure requirements for fair value measurements, and is effective for fiscal years beginning after December 15, 2011. The Company does not expect the adoption of the guidance to have any effect on its financial position or results of operations.

In June 2011, the FASB issued guidance concerning the presentation of comprehensive income. The guidance gives companies the option to present total comprehensive income, components of net income, and components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments are effective for fiscal years beginning after December 15, 2011, and should be applied retrospectively. While the amendments will amend the presentation of comprehensive income, the adoption will not have any effect on the Company’s financial position or results of operations.

Note 3.  INTANGIBLE ASSETS

Following is detailed information regarding Katy’s intangible assets (amounts in thousands):

	July 1,			December 31,
	2011			2010
	Gross	Accumulated	Net Carrying	Gross	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Patents	$1,316	$(1,100)	$216	$1,267	$(1,057)	$210
Customer lists	10,231	(8,868)	1,363	10,231	(8,773)	1,458
Tradenames	5,054	(3,317)	1,737	5,054	(3,192)	1,862
Total	$16,601	$(13,285)	$3,316	$16,552	$(13,022)	$3,530

Index

All of Katy’s intangible assets are definite long-lived intangibles.  Estimated aggregate future amortization expense related to intangible assets is as follows (amounts in thousands):

2011 (remainder)	$265
2012	509
2013	488
2014	471
2015	456
Thereafter	1,127
$3,316

Note 4.  INDEBTEDNESS

Long-term debt consists of the following (amounts in thousands):

	July 1,	December 31,
	2011	2010

Term loan payable under the PNC Credit Agreement, interest based on Eurodollar and Base Rates (6.44% - 8.50%)	$6,588	$7,444
Revolving loans payable under the PNC Credit Agreement, interest based on Eurodollar and Base Rates (3.44% - 5.50%)	16,891	15,432
Total debt	23,479	22,876
Less revolving loans, classified as current	(16,891)	(15,432)
Less current maturities	(6,588)	(1,275)
Long-term debt	$-	$6,169

On May 26, 2010, Continental Commercial Products, LLC (“CCP”) and Glit/Gemtex, Ltd. (collectively with CCP, the “Borrowers”), wholly owned subsidiaries of the Company, and the Company, as guarantor, entered into a Revolving Credit, Term Loan and Security Agreement (the “PNC Credit Agreement”) with PNC Bank, National Association (“PNC Bank”).  During the six months ended July 1, 2011, the PNC Credit Agreement was amended four times to reduce the minimum level of required availability (as discussed below) and waive certain financial and capital event covenants.  The PNC Credit Agreement was amended a fifth time on August 15, 2011 to waive certain financial and capital event covenants, reduce the maximum amount of the revolving credit facility upon the occurrence of a capital event, amend certain financial covenants for the remaining term of the agreement, and change the termination date of the PNC Credit Agreement from May 26, 2013 to February 28, 2012.  Due to the change of the termination date of the PNC Credit Agreement, all outstanding obligations as of July 1, 2011 have been classified as a current liability.

The PNC Credit Agreement is a $33.2 million credit facility with an $8.2 million term loan (the “Term Loan”) and a $25.0 million revolving loan (the “Revolving Credit Facility”), including a $3.5 million sub-limit for letters of credit. The proceeds of the Term Loan and Revolving Credit Facility were used to repay the Second Amended and Restated Credit Agreement with Bank of America (“Bank of America Credit Agreement”) and pay fees and expenses associated with the negotiation and consummation of the PNC Credit Agreement.  All extensions of credit under the PNC Credit Agreement are collateralized by a first priority security interest in and lien upon substantially all present and future assets and properties of the Company.  The Company guarantees the obligations of the Borrowers under the PNC Credit Agreement.  Upon the occurrence of the Sale Event, as defined in the Fifth Amendment and Waiver to Revolving Credit, Term Loan and Security Agreement (“Fifth Amendment”), the Revolving Credit Facility will be reduced to $8.5 million.

Under the terms of the PNC Credit Agreement, the principal balance of the Term Loan is payable in monthly installments followed by a final installment on May 26, 2013 equal to the then outstanding and unpaid principal balance of the Term Loan.  Mandatory prepayments of the Term Loan will be required upon the occurrence of certain events, including sales of certain assets, and the Company must make annual prepayments of the Term Loan in an amount equal to 50% of excess cash flow (as defined in the PNC Credit Agreement).  Upon the occurrence of the Sale Event, as defined in the Fifth Amendment, all remaining obligations under the Term Loan will be repaid by the Company.

Index

The Revolving Credit Facility, as amended, has an expiration date of February 28, 2012 and its borrowing base is determined by eligible inventory and accounts receivable, amounting to $24.1 million at July 1, 2011.  The Company’s borrowing base under the PNC Credit Agreement is reduced by the outstanding amount of standby and commercial letters of credit.  Currently, the Company’s largest letters of credit relate to its casualty insurance programs.  Upon extinguishment of the Bank of America Credit Agreement, the Company was required to advance cash to Bank of America as collateral for the outstanding letters of credit in the amount of $3.1 million.  At July 1, 2011, $0.3 million of such advance was still outstanding.  The cash advance is recorded within other current assets and the revolving credit agreement in the Condensed Consolidated Balance Sheets.  At July 1, 2011, total outstanding letters of credit were $2.7 million, of which $2.4 million are issued by PNC Bank, and $0.3 million are issued by Bank of America under the Bank of America Credit Agreement until they are transferred to PNC Bank under the PNC Credit Agreement.  The PNC Credit Agreement requires the Company to have a minimum level of availability such that its eligible collateral must exceed the sum of its outstanding borrowings and letters of credit by a certain amount.  The Company amended the PNC Credit Agreement three times during the first quarter of 2011 to reduce the minimum level of required availability.  The first and second amendments to the PNC Credit Agreement reduced the minimum level of required availability from $1.5 million to $1.1 million through February 4 and February 11, 2011, respectively.  The third amendment to the PNC Credit Agreement (“Third Amendment”) reduced the minimum level of required availability dollar for dollar by the aggregate amount of cash infusions into the Company (and further distributed to the Borrowers) by members of management of the Company and/or such other persons who are reasonably acceptable to PNC Bank, on the date when made.  The minimum level of availability remained at the reduced amount through and including May 1, 2011, and was reinstated to $1.5 million on May 2, 2011.  This amount will be reduced to zero upon the reduction of the Term Loan by an aggregate sum of $1.5 million, which the Company currently expects to occur in the third quarter of 2011.  As a result of $0.2 million received on February 12, 2011, the minimum level of required availability was reduced from $1.5 million to $1.3 million on February 12, 2011.  An additional $0.8 million was received on February 15, 2011, further reducing the minimum level of required availability to $0.5 million on February 15, 2011.

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

The PNC Credit Agreement includes financial covenants regarding minimum earnings before interest, taxes, depreciation and amortization (“EBITDA,” as defined in the PNC Credit Agreement) and fixed charge coverage ratio.  The third, fourth and fifth amendments to the PNC Credit Agreement amended these covenants.  The Company was not in compliance with these financial covenants at July 1, 2011; however, the violation of these financial covenants was waived by the Fifth Amendment.  Additionally, the first amendment to the PNC Credit Agreement added a covenant requiring the Company to consummate a capital event no later than May 1, 2011, defined as either a capital infusion, in the form of either equity or debt or pursuant to a sale or other disposition of assets.  As the Company did not consummate a capital event by May 1, 2011, which constituted an Event of Default, as defined in the PNC Credit Agreement, the Company entered into a fourth amendment to the PNC Credit Agreement (“Fourth Amendment”) on May 16, 2011.  The Fourth Amendment waived the default, provided the Company consummate a Sale Event, as defined in the first amendment to the PNC Credit Agreement, no later than July 6, 2011.  As the Company did not consummate a Sale Event by July 6, 2011, which constituted an Event of Default, as defined in the PNC Credit Agreement, the Company entered into the Fifth Amendment on August 15, 2011.  The Fifth Amendment waived the default, provided the Company consummates a Sale Event, as defined in the Fifth Amendment, no later than September 15, 2011.  The Fifth Amendment also further amends the EBITDA covenant and will provide the Borrowers with additional flexibility under this covenant.

If the Company is unable to comply with the terms of the amended covenants, it could seek to obtain further amendments and pursue liquidity through additional debt financing and/or the sale of assets.  However, the Company believes that it will be able to comply with all covenants, as amended, throughout 2011.

All of the debt under the PNC Credit Agreement is re-priced to current rates at frequent intervals.  Therefore, its fair value approximates its carrying value at July 1, 2011.  For the three and six months ended July 1, 2011, the Company had amortization of debt issuance costs, included within interest expense, of $0.1 million and $0.3 million, respectively.  For the three and six months ended July 2, 2010, the Company had amortization of debt issuance costs, included within interest expense, of $0.2 million and $0.4 million, respectively.  Included in amortization of debt issuance costs for the three and six months ended July 2, 2010 was approximately $0.2 million of debt issuance costs written off due to the extinguishment of the Bank of America Credit Agreement.  The Company incurred $0.2 million and $0.3 million of debt issuance costs during the three and six months ended July 1, 2011, respectively, associated with amending the PNC Credit Agreement.

Index

In addition, CCP and the Company entered into an Export-Import Revolving Credit and Security Agreement (“Ex-Im Agreement”) with PNC Bank, which provides for up to a $1.5 million revolving advance amount on certain foreign accounts receivable as part of the Revolving Credit Facility.  Concurrent with the Third Amendment, Fourth Amendment and Fifth Amendment, the Company entered into corresponding amendments to the Ex-Im Agreement to amend the financial covenants contained in the Ex-Im Agreement to be consistent with the related PNC Credit Agreement amendments.

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

Information regarding the Company’s net periodic benefit cost for pension and other postretirement benefit plans for the three and six months ended July 1, 2011 and July 2, 2010 is as follows (amounts in thousands):

	Pension Benefits
	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
	2011	2010	2011	2010
Components of net periodic benefit cost:
Interest cost	$19	$19	$37	$37
Expected return on plan assets	$(15)	$(16)	(31)	(31)
Amortization of net loss	$11	$11	22	22
Net periodic benefit cost	$15	$14	$28	$28

	Other Benefits
	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
	2011	2010	2011	2010
Components of net periodic benefit cost:
Interest cost	$25	$32	$51	$65
Reversal of amortization of net loss	-	8	-	16
Net periodic benefit cost	$25	$40	$51	$81

During the three and six months ended July 1, 2011, the Company made contributions to the pension plans of $14,000 and $28,000, respectively.  The Company expects to contribute an additional $49,000 to the pension plans throughout the remainder of 2011.  The Company uses a December 31 measurement date for its pension and other postretirement benefit plans.  The fair value of plan assets was determined by using quoted prices in active markets for identical assets (Level 1 inputs per the fair value hierarchy).

Index

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

The following table summarizes stock option activity under each of the Company’s applicable plans:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Options	Price	Life	(in thousands)

Outstanding at December 31, 2010	1,362,000	$1.96

Granted	-	$-
Exercised	-	$-
Expired	(304,000)	$4.21
Cancelled	(1,000,000)	$1.17

Outstanding at July 1, 2011	58,000	$3.89	1.5 years	$-

Vested and Exercisable at July 1, 2011	58,000	$3.89	1.5 years	$-

A summary of the status of the Company’s non-vested stock options as of July 1, 2011 is presented in the table below:

		Weighted
		Average
		Grant Date
	Options	Fair Value

Non-Vested at December 31, 2010	374,999	$0.88

Granted	-	$-
Vested	-	$-
Cancelled	(374,999)	$0.88

Non-Vested at July 1, 2011	-	$-

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

Index

The following table summarizes SARs activity under each of the Company’s applicable plans:

Non-Vested at December 31, 2010	66,332

Granted	6,000
Vested	(9,333)
Cancelled	(35,000)

Non-Vested at July 1, 2011	27,999

Total Outstanding at July 1, 2011	307,267

At July 1, 2011, the aggregate liability related to SARs was $27,000 and is included in accrued expenses in the Condensed Consolidated Balance Sheets.

Note 7.  INCOME TAXES

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, various states and foreign jurisdictions.  The Company and its subsidiaries are generally no longer subject to U.S. federal, state and local examinations by tax authorities for years before 2006.

As of July 1, 2011 and December 31, 2010, the Company had deferred tax assets, net of deferred tax liabilities, of $78.2 million.  Domestic net operating loss (“NOL”) carry forwards comprised $53.9 million of the deferred tax assets for both periods.  Katy’s history of operating losses in many of its taxing jurisdictions provides significant negative evidence with respect to the Company’s ability to generate future taxable income.  As a result, valuation allowances have been recorded as of such dates for the full amount of deferred tax assets, net of the amount of deferred tax liabilities.

Accounting for Uncertainty in Income Taxes

Included in the balances at each of July 1, 2011 and December 31, 2010 are $0.1 million and $0.4 million, respectively, of liabilities for unrecognized tax benefits.  Because of the impact of deferred tax accounting, other than interest and penalties, the recognition of these liabilities would not affect the annual effective tax rate.  The income tax benefit for the six months ended July 1, 2011 and July 2, 2010 primarily reflects current tax benefit for the recognition of uncertain tax positions of $0.3 million and $0.1 million, respectively, due to the expiration of certain statutes of limitations.   The Company anticipates reductions to the total amount of unrecognized tax benefits of an additional $0.1 million within the next twelve months due to expiring statutes of limitations.

The Company recognizes interest and penalties accrued related to the unrecognized tax benefits in the income tax provision.  The Company had approximately $22,000 and $0.1 million of interest and penalties accrued at each of July 1, 2011 and December 31, 2010, respectively.

Note 8.  RELATED PARTY TRANSACTIONS

Kohlberg & Co., L.L.C., whose affiliate holds all 1,131,551 shares of the Company’s Convertible Preferred Stock, provides ongoing management oversight and advisory services to the Company.  At July 1, 2011 and December 31, 2010, the Company owed Kohlberg $1.5 million and $0.5 million, respectively, for these services, which is recorded in current liabilities on the Condensed Consolidated Balance Sheets.  For each of the three and six months ended July 1, 2011 and July 2, 2010, $0.1 million and $0.3 million, respectively, is recorded in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations for these services.

Concurrent with the Third Amendment (described above), in February 2011, loans of $0.1 million each were received from two directors of the Company, and a loan of $50,000 was received from the Company’s Chief Executive Officer, which are recorded in other liabilities in the Condensed Consolidated Balance Sheets.  In connection with these loans, the Company entered into subordinated promissory notes with these individuals.  These notes mature on November 26, 2013 and accrue interest at a rate of 15% per year, to be paid in quarterly installments, which may be paid by capitalizing such interest and adding such capitalized interest to the principal amount of the subordinated notes.  For the three and six months ended July 1, 2011, $10,000 and $14,000, respectively, of interest was capitalized into the principal amount of the notes.

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

B.           Sterling Fluid Systems (USA) (“Sterling”) has tendered approximately 2,885 cases pending in Michigan, New Jersey, New York, Illinois, Nevada, Mississippi, Wyoming, Louisiana, Georgia, Massachusetts, Missouri, Kentucky, California, South Carolina, Rhode Island and Canada to the Company for defense and indemnification.  With respect to one case, Sterling has demanded that the Company indemnify it for a $200,000 settlement.  Sterling bases its tender of the complaints on the provisions contained in a 1993 Purchase Agreement between the parties whereby Sterling purchased the LaBour Pump business and other assets from the Company.  Sterling has not filed a lawsuit against the Company in connection with these matters.

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

C.           LaBour Pump Company, a former division of an inactive subsidiary of the Company, has been named as a defendant in approximately 430 of the New Jersey cases tendered by Sterling.  The Company has elected to defend these cases, the majority of which have been dismissed or settled for nominal sums.  There are approximately 90 cases which remain active as of July 1, 2011.

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

Index
One-time
Termination
Benefits
Restructuring liabilities at December 31, 2010	$125
Additions	-
Payments	(123)
Restructuring liabilities at July 1, 2011	$2

This amount includes severance, benefits and other employee-related costs associated with employee terminations and the balance is expected to be paid in the third quarter of 2011.

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

Contract
Termination
Costs
Restructuring liabilities at December 31, 2010	$314
Additions	-
Payments	(42)
Restructuring liabilities at July 1, 2011	$272

This amount relates to non-cancelable lease liabilities for abandoned facilities, net of potential sub-lease revenue.  Total maximum potential amount of lease loss, excluding any sub-lease rentals, is $0.6 million as of July 1, 2011.  The Company has included $0.3 million as an offset for sub-lease rentals.  This amount is expected to be paid in 2011.  As of July 1, 2011, the Company does not anticipate any further significant severance, restructuring and other related charges in the upcoming year related to the plan discussed above.

A rollforward of all restructuring liabilities is as follows (amounts in thousands):

		One-time	Contract
		Termination	Termination
	Total	Benefits	Costs
Restructuring liabilities at December 31, 2010	$439	$125	$314
Additions	-	-	-
Payments	(165)	(123)	(42)
Restructuring liabilities at July 1, 2011	$274	$2	$272

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

RESULTS OF OPERATIONS

Three Months Ended July 1, 2011 versus Three Months Ended July 2, 2010

Net sales decreased 7.5% from $38.6 million during the three months ended July 2, 2010 to $35.7 million during the three months ended July 1, 2011.  The majority of the decrease was a result of volume shortfall in our Continental and Glit business units, partially due to one less shipping day in the second quarter of 2011 than in the second quarter of 2010.  Changes in net sales resulting from pricing and currency translation were nominal and not sufficient to offset raw material cost increases.  Gross margin was 10.9% for the three months ended July 1, 2011, a decrease of 3.5 percentage points from the same period a year ago.  Gross margin was impacted by an unfavorable variance in our LIFO adjustment of $0.5 million resulting from inventory fluctuations and increased resin prices.  Excluding the LIFO adjustment, gross margin decreased 2.0 percentage points from the second quarter of 2010.  The decrease was primarily a result of increased raw material costs.

Index

Selling, general and administrative (“SG&A”) expenses were $5.0 million for the three months ended July 1, 2011 compared to $5.9 million for the same period a year ago.  The decrease was a result of cost-cutting efforts including, but not limited to, headcount reductions and the elimination of management bonus accruals.

Operating loss was $1.2 million for the three months ended July 1, 2011, compared to $0.6 million for the same period a year ago.  The increased loss was primarily a result of increased resin prices and other raw material costs.

Interest expense of $0.5 million for the three months ended July 1, 2011 was a slight decrease from the same period of the prior year, as the prior year included $0.2 million of debt issuance costs that were written off with the extinguishment of the Bank of America Credit Agreement. The remaining increase was due to higher average borrowings.

Other income during the three months ended July 2, 2010 consisted primarily of a $2.1 million gain recognized from a settlement of an existing obligation due to Pentland USA, Inc. (“Pentland”).

The income tax benefit for the three months ended July 1, 2011 includes a benefit for the recognition of uncertain tax positions of $0.3 million as the statutes of limitations on certain tax years expired.

Overall, we reported a net loss of $1.3 million, or $0.16 per share, for the second quarter of 2011, as compared to net income of $1.5 million, or $0.06 per diluted share, for the second quarter of 2010. The fluctuation was a result of the Pentland settlement gain of $2.1 million recognized in the prior year and increased resin and other raw material costs in the current year.

Six Months Ended July 1, 2011 versus Six Months Ended July 2, 2010

Net sales decreased 5.4% from $72.5 million during the six months ended July 2, 2010 to $68.6 million during the six months ended July 1, 2011.  The majority of the decrease was a result of volume shortfall in our Continental and Glit business units, primarily due to four less shipping days in the first half of 2011 than in the first half of 2010 due to inclement weather shutdowns.  Changes in net sales resulting from pricing and currency translation were nominal and not sufficient to offset raw material cost increases.  Gross margin was 11.7% for the six months ended July 1, 2011, a decrease of 1.5 percentage points from the same period a year ago.  Gross margin was impacted by an unfavorable variance in our LIFO adjustment of $0.1 million resulting from inventory fluctuations and resin prices.  Excluding the LIFO adjustment, gross margin decreased 1.3 percentage points from the first half of 2010.  The decrease was primarily a result of increased raw material costs.

SG&A expenses were $10.0 million for the first half of 2011, a $2.0 million reduction from the same period a year ago.  The decrease was a result of cost-cutting efforts including, but not limited to, a reduction in supervisor salary expenses, headcount reduction and the elimination of management bonus accruals, as well as decreases in stock-based compensation expense due to our lower stock price and the reversal of prior years’ compensation expense as a result of cancelled unvested stock options during the six months ended July 1, 2011.

Operating loss decreased from $2.7 million during the six months ended July 2, 2010 to $2.0 million during the six months ended July 1, 2011 primarily due to the decrease in SG&A expenses described above, which was partially offset by increased raw material costs.

Interest expense was $0.9 million for each of the six months ended July 1, 2011 and July 2, 2010. Interest expense for the six months ended July 2, 2010 included $0.2 million of debt issuance costs that were written off with the extinguishment of the Bank of America Credit Agreement.  The remaining year over year increase was a result of higher average borrowings.

Other income during the six months ended July 2, 2010 consisted primarily of a $2.1 million gain recognized from a settlement of an existing obligation due to Pentland.

The income tax benefit for the six months ended July 1, 2011 includes a benefit for the recognition of uncertain tax positions of $0.3 million as the statutes of limitations on certain tax years expired.

Index

Overall, we reported a net loss of $2.6 million, or $0.32 per share, for the first half of 2011, as compared to a net loss of $0.7 million, or $0.08 per share, for the first half of 2010. Excluding the $2.1 million Pentland settlement gain in prior year, net loss decreased $0.2 million year over year, as reduced SG&A expenses were largely offset by increased raw material costs.

LIQUIDITY AND CAPITAL RESOURCES

We require funding for working capital needs and capital expenditures.  We believe that our cash flow from operations and the use of available borrowings under the PNC Credit Agreement (as defined below) provide sufficient liquidity for our operations going forward.  As of July 1, 2011, we had cash of $0.5 million and outstanding checks of $0.7 million as compared to cash of $1.3 million and outstanding checks of $1.3 million at December 31, 2010.  As of July 1, 2011, we had outstanding borrowings of $23.5 million (79% of total capitalization) under the PNC Credit Agreement.  Our unused borrowing availability at July 1, 2011 on the Revolving Credit Facility (as defined below) was $3.2 million after the $1.5 million minimum availability requirement discussed below.  As of December 31, 2010, we had outstanding borrowings of $22.9 million (72% of total capitalization) with unused borrowing availability of $0.5 million after the $1.1 million minimum availability requirement discussed below.

PNC Credit Agreement

On May 26, 2010, Continental Commercial Products, LLC (“CCP”) and Glit/Gemtex, Ltd. (collectively with CCP, the “Borrowers”), wholly owned subsidiaries of the Company, and the Company, as guarantor, entered into a Revolving Credit, Term Loan and Security Agreement (the “PNC Credit Agreement”) with PNC Bank, National Association (“PNC Bank”).  During the six months ended July 1, 2011, the PNC Credit Agreement was amended four times to reduce the minimum level of required availability (as discussed below) and waive certain financial and capital event covenants.  The PNC Credit Agreement was amended a fifth time on August 15, 2011 to waive certain financial and capital event covenants, reduce the maximum amount of the revolving credit facility upon the occurrence of a capital event, amend certain financial covenants for the remaining term of the agreement, and change the termination date of the PNC Credit Agreement from May 26, 2013 to February 28, 2012.  Due to the change of the termination date of the PNC Credit Agreement, all outstanding obligations as of July 1, 2011 have been classified as a current liability.

The PNC Credit Agreement is a $33.2 million credit facility with an $8.2 million term loan (the “Term Loan”) and a $25.0 million revolving loan (the “Revolving Credit Facility”), including a $3.5 million sub-limit for letters of credit. The proceeds of the Term Loan and Revolving Credit Facility were used to repay the Second Amended and Restated Credit Agreement with Bank of America (“Bank of America Credit Agreement”) and pay fees and expenses associated with the negotiation and consummation of the PNC Credit Agreement.  Upon the occurrence of the Sale Event, as defined in the Fifth Amendment and Waiver to Revolving Credit, Term Loan and Security Agreement (“Fifth Amendment”), the Revolving Credit Facility will be reduced to $8.5 million.  The PNC Credit Agreement resulted in two important benefits related to our long-term strategy: (1) the reduction of the availability block under the Revolving Credit Facility from $5.0 million to $1.5 million, as compared to the revolver under the Bank of America Credit Agreement, allows for additional borrowing capacity and increased working capital flexibility and (2) the additional $1.7 million availability under the Term Loan, as compared to the term loan under the Bank of America Credit Agreement, allowed us to negotiate a settlement of an existing obligation due to Pentland USA, Inc. (“Pentland”), whereby we accelerated all amounts due to Pentland in 2010 of $1.9 million and paid an additional $0.1 million in satisfaction of a liability of $4.1 million.  This settlement eliminates cash requirements of $1.8 million in 2011 and $0.4 million in 2012.

All extensions of credit under the PNC Credit Agreement are collateralized by a first priority security interest in and lien upon substantially all present and future assets and properties of the Company.  The Company guarantees the obligations of the Borrowers under the PNC Credit Agreement.

Under the terms of the PNC Credit Agreement, the principal balance of the Term Loan is payable in monthly installments followed by a final installment on May 26, 2013 equal to the then outstanding and unpaid principal balance of the Term Loan.  Mandatory prepayments of the Term Loan will be required upon the occurrence of certain events, including sales of certain assets, and the Company must make annual prepayments of the Term Loan in an amount equal to 50% of excess cash flow (as defined in the PNC Credit Agreement).  Upon the occurrence of the Sale Event, as defined in the Fifth Amendment, all remaining obligations under the Term Loan will be repaid by the Company.

Index

The Revolving Credit Facility, as amended, has an expiration date of February 28, 2012 and its borrowing base is determined by eligible inventory and accounts receivable, amounting to $24.1 million at July 1, 2011.  The Company’s borrowing base under the PNC Credit Agreement is reduced by the outstanding amount of standby and commercial letters of credit.  Currently, the Company’s largest letters of credit relate to its casualty insurance programs.  Upon extinguishment of the Bank of America Credit Agreement, the Company was required to advance cash to Bank of America as collateral for the outstanding letters of credit in the amount of $3.1 million.  At July 1, 2011, $0.3 million of such advance was still outstanding.  The cash advance is recorded within other current assets and the revolving credit agreement in the Condensed Consolidated Balance Sheets.  At July 1, 2011, total outstanding letters of credit were $2.7 million, of which $2.4 million are issued by PNC Bank, and $0.3 million are issued by Bank of America under the Bank of America Credit Agreement until they are transferred to PNC Bank under the PNC Credit Agreement.  The PNC Credit Agreement requires the Company to have a minimum level of availability such that its eligible collateral must exceed the sum of its outstanding borrowings and letters of credit by a certain amount.  The Company amended the PNC Credit Agreement three times during the first quarter of 2011 to reduce the minimum level of required availability.  The first and second amendments to the PNC Credit Agreement reduced the minimum level of required availability from $1.5 million to $1.1 million through February 4 and February 11, 2011, respectively.  The third amendment to the PNC Credit Agreement (“Third Amendment”) reduced the minimum level of required availability dollar for dollar by the aggregate amount of cash infusions into the Company (and further distributed to the Borrowers) by members of management of the Company and/or such other persons who are reasonably acceptable to PNC Bank, on the date when made.  The minimum level of availability remained at the reduced amount through and including May 1, 2011, and was reinstated to $1.5 million on May 2, 2011.  This amount will be reduced to zero upon the reduction of the Term Loan by an aggregate sum of $1.5 million, which the Company currently expects to occur in the second quarter of 2011.  As a result of $0.2 million received on February 12, 2011, the minimum level of required availability was reduced from $1.5 million to $1.3 million on February 12, 2011.  An additional $0.8 million was received on February 15, 2011, further reducing the minimum level of required availability to $0.5 million on February 15, 2011.

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

The PNC Credit Agreement includes financial covenants regarding minimum earnings before interest, taxes, depreciation and amortization (“EBITDA,” as defined in the PNC Credit Agreement) and fixed charge coverage ratio.  The third, fourth and fifth amendments amended these covenants.  The Company was not in compliance with these financial covenants at July 1, 2011; however, the violation of these financial covenants was waived by the Fifth Amendment.  Additionally, the first amendment to the PNC Credit Agreement added a covenant requiring the Company to consummate a capital event no later than May 1, 2011, defined as either a capital infusion, in the form of either equity or debt or pursuant to a sale or other disposition of assets.  As the Company did not consummate a capital event by May 1, 2011, which constituted an Event of Default, as defined in the PNC Credit Agreement, the Company entered into a fourth amendment to the PNC Credit Agreement (“Fourth Amendment”) on May 16, 2011.  The Fourth Amendment waived the default, provided the Company consummate a Sale Event, as defined in the first amendment to the PNC Credit Agreement, no later than July 6, 2011.  As the Company did not consummate a Sale Event by July 6, 2011, which constituted an Event of Default, as defined in the PNC Credit Agreement, the Company entered into the Fifth Amendment on August 15, 2011.  The Fifth Amendment waived the default, provided the Company consummates a Sale Event, as defined in the Fifth Amendment, no later than September 15, 2011.  The Fifth Amendment also further amended the EBITDA covenant and will provide the Borrowers with additional flexibility under this covenant.

If the Company is unable to comply with the terms of the amended covenants, it could seek to obtain further amendments and pursue liquidity through additional debt financing and/or the sale of assets.  However, the Company believes that it will be able to comply with all covenants, as amended, throughout 2011.

All of the debt under the PNC Credit Agreement is re-priced to current rates at frequent intervals.  Therefore, its fair value approximates its carrying value at July 1, 2011.  For the three and six months ended July 1, 2011, the Company had amortization of debt issuance costs, included within interest expense, of $0.1 million and $0.3 million, respectively.  For the three and six months ended July 2, 2010, the Company had amortization of debt issuance costs, included within interest expense, of $0.2 million and $0.4 million, respectively.  Included in amortization of debt issuance costs for the three and six months ended July 2, 2010 was approximately $0.2 million of debt issuance costs written off due to the extinguishment of the Bank of America Credit Agreement.  The Company incurred $0.2 million and $0.3 million of debt issuance costs during the three and six months ended July 1, 2011, respectively, associated with amending the PNC Credit Agreement.

Index

In addition, CCP and the Company entered into an Export-Import Revolving Credit and Security Agreement (“Ex-Im Agreement”) with PNC Bank, which provides for up to a $1.5 million revolving advance amount on certain foreign accounts receivable as part of the Revolving Credit Facility.  Concurrent with the Third Amendment, Fourth Amendment and Fifth Amendment, the Company entered into corresponding amendments to the Ex-Im Agreement to amend the financial covenants contained in the Ex-Im Agreement to be consistent with the related PNC Credit Agreement amendments.

Cash Flows

Cash used in operating activities before changes in operating assets and liabilities was $0.4 million in the first half of 2011 as compared to $1.1 million of cash provided in the same period of 2010.  Changes in operating assets and liabilities used $0.6 million in the first half of 2011 as compared to using $8.5 million in the same period of 2010.  This variance was primarily a result of an increase in accounts payable and cash provided by amounts payable to a related party.  As of July 1, 2011 we were turning our inventory at 4.2 times per year as compared to 4.0 times per year as of December 31, 2010 and 5.1 times per year as of July 2, 2010.

Cash flows used in financing activities in the first half of 2011 reflect a $0.5 million increase in our debt levels and a $0.6 million decrease in our book overdraft since December 31, 2010, as well as $0.3 million of cash used associated with debt facilities, offset by $0.3 million in cash provided by notes payable to related parties.

OFF-BALANCE SHEET ARRANGEMENTS

As of July 1, 2011, the Company had no off-balance sheet arrangements.

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

CRITICAL ACCOUNTING POLICIES

                   We disclosed details regarding certain of our critical accounting policies in the Management’s Discussion and Analysis section of our Annual Report on Form 10-K for the year ended December 31, 2010 (Part II, Item 7).  There have been no changes to these policies as of July 1, 2011.

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

Index

Changes in Internal Control over Financial Reporting

There have been no changes in Katy’s internal control over financial reporting during the quarter ended July 1, 2011 that have materially affected, or are reasonably likely to materially affect, Katy’s internal control over financial reporting.

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

10.1
Fifth Amendment and Waiver to Revolving Credit, Term Loan and Security Agreement dated August 15, 2011, among Continental Commercial Products, LLC, Glit/Gemtex, Ltd., Katy Industries, Inc. and PNC Bank, National Association.

31.1		CEO Certification pursuant to Securities Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		CFO Certification pursuant to Securities Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		CEO Certification required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	#

32.2		CFO Certification required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	#

101	*	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) the Notes to Condensed Consolidated Financial Statements.

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

*  To be filed within 30 days after the earlier of the due date or filing date of this Form 10-Q, as permitted by Section II (B)(4) of Securities and Exchange Commission Release No. 34-59324 effective April 13, 2009. As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

Index

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KATY INDUSTRIES, INC.
Registrant

DATE: August 15, 2011	By /s/ David J. Feldman
David J. Feldman
President and Chief Executive Officer

By /s/James W. Shaffer
James W. Shaffer
Vice President, Treasurer and Chief Financial Officer