Form 10-Q/A
period 2011-07-01
KATY INDUSTRIES INC
filed 2011-09-14
CIK 54681

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

Explanatory Note

The Registrant is filing this Amendment No. 1 on Form 10-Q/A to its Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2011 (the “Original Form 10-Q”) solely in order to file the exhibits required by Item 601(b)(101) (Interactive Data File) of Regulation S-K, which are being filed within 30 days of the filing of the Original Form 10-Q as permitted by Section II(B)(4) of Securities and Exchange Commission Release No. 34-59324 effective April 13, 2009. No other part of the Original Form 10-Q is being amended hereby.

PART II - OTHER INFORMATION

Item 6.  EXHIBITS

Exhibit Number	Exhibit Title	Page

31.1	CEO Certification pursuant to Securities Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	#

31.2	CFO Certification pursuant to Securities Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	#

32.1	CEO Certification required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	#

32.2	CFO Certification required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	#

101
* Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) the Notes to Condensed Consolidated Financial Statements.

#  Filed as an exhibit to the Original Form 10-Q.
*  As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KATY INDUSTRIES, INC.
Registrant

DATE: September 14, 2011	By /s/ David J. Feldman
David J. Feldman
President and Chief Executive Officer

By /s/ James W. Shaffer
James W. Shaffer
Vice President, Treasurer and Chief Financial Officer