Form 10-Q
period 2011-09-30
KATY INDUSTRIES INC
filed 2011-11-14
CIK 54681

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 2011

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class	Outstanding at October 28, 2011
Common Stock, $1 Par Value	7,951,176 Shares

KATY INDUSTRIES, INC.
FORM 10-Q
September 30, 2011

Index

PART I  FINANCIAL INFORMATION

Item 1.  Financial Statements

KATY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2011 (UNAUDITED) AND DECEMBER 31, 2010
 (Amounts in Thousands)

ASSETS

	September 30,	December 31,
	2011	2010
CURRENT ASSETS:

Cash	$2,077	$1,319
Accounts receivable, net	15,469	11,508
Inventories, net	15,165	15,009
Other current assets	753	1,496
Assets held for sale	4,309	4,293

Total current assets	37,773	33,625

OTHER ASSETS:

Goodwill	665	665
Intangibles, net	2,599	2,832
Other	3,045	3,160

Total other assets	6,309	6,657

PROPERTY AND EQUIPMENT
Land and improvements	336	336
Buildings and improvements	9,142	9,031
Machinery and equipment	87,536	89,247

	97,014	98,614
Less - Accumulated depreciation	(77,427)	(76,002)

Property and equipment, net	19,587	22,612

Total assets	$63,669	$62,894

Index

KATY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2011 (UNAUDITED) AND DECEMBER 31, 2010
 (Amounts in Thousands, Except Share Data)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	September 30,	December 31,
	2011	2010
CURRENT LIABILITIES:

Accounts payable	$11,588	$10,619
Book overdraft	1,034	1,257
Accrued compensation	1,423	1,492
Accrued expenses	10,919	10,460
Payable to related party	1,625	500
Current maturities of long-term debt	6,362	1,275
Revolving credit agreement	18,504	15,432
Liabilities held for sale	1,650	1,345

Total current liabilities	53,105	42,380

LONG-TERM DEBT, less current maturities	-	6,169

OTHER LIABILITIES	5,391	5,306

Total liabilities	58,496	53,855

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS’ EQUITY
15% Convertible preferred stock, $100 par value; authorized 1,200,000 shares; issued and outstanding 1,131,551 shares; liquidation value $113,155	108,256	108,256
Common stock, $1 par value; authorized 35,000,000 shares; issued 9,822,304 shares	9,822	9,822
Additional paid-in capital	27,110	27,385
Accumulated other comprehensive loss	(1,307)	(1,405)
Accumulated deficit	(117,271)	(113,582)
Treasury stock, at cost, 1,871,128 shares	(21,437)	(21,437)

Total stockholders' equity	5,173	9,039

Total liabilities and stockholders' equity	$63,669	$62,894

See Notes to Condensed Consolidated Financial Statements.

Index

KATY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND OCTOBER 1, 2010
(Amounts in Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2011	2010	2011	2010

Net sales	$33,605	$33,427	$93,746	$97,779
Cost of goods sold	30,041	31,044	84,829	88,387
Gross profit	3,564	2,383	8,917	9,392
Selling, general and administrative expenses	4,570	4,124	13,929	15,286
Severance, restructuring and related charges	393	747	393	1,002
Loss (gain) on disposal of assets	6	(189)	16	(189)
Operating loss	(1,405)	(2,299)	(5,421)	(6,707)
Interest expense	(593)	(355)	(1,392)	(1,171)
Other, net	(42)	106	33	2,466

Loss from continuing operations before income tax (expense) benefit	(2,040)	(2,548)	(6,780)	(5,412)
Income tax (expense) benefit from continuing operations	(9)	(11)	239	501

Loss from continuing operations	(2,049)	(2,559)	(6,541)	(4,911)
Income from operations of discontinued business (net of tax)	917	974	2,852	2,673

Net loss	$(1,132)	$(1,585)	$(3,689)	$(2,238)

Net (loss) income per share of common stock - Basic and diluted
Loss from continuing operations	$(0.26)	$(0.32)	$(0.82)	$(0.62)
Discontinued operations	0.12	0.12	0.36	0.34
Net loss	$(0.14)	$(0.20)	$(0.46)	$(0.28)

Weighted average common shares outstanding:
Basic and diluted	7,951	7,951	7,951	7,951

See Notes to Condensed Consolidated Financial Statements.

Index

KATY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND OCTOBER 1, 2010
(Amounts in Thousands)
(Unaudited)

	September 30,	October 1,
	2011	2010
Cash flows from operating activities:
Net loss	$(3,689)	$(2,238)
Income from discontinued operations	(2,852)	(2,673)
Loss from continuing operations	(6,541)	(4,911)
Depreciation	3,300	4,562
Amortization of intangible assets	322	334
Write-off and amortization of debt issuance costs	415	411
Stock-based compensation	(610)	(110)
Loss (gain) on sale or disposal of assets	16	(189)
Gain on settlement of existing obligation	-	(2,100)
	(3,098)	(2,003)
Changes in operating assets and liabilities:
Accounts receivable	(3,997)	(2,860)
Inventories	(213)	(397)
Other assets	977	(434)
Accounts payable	989	1,378
Accrued expenses	53	(500)
Payable to related party	1,125	-
Other	29	(2,625)
	(1,037)	(5,438)

Net cash used in continuing operations	(4,135)	(7,441)
Net cash provided by discontinued operations	3,141	2,422
Net cash used in operating activities	(994)	(5,019)

Cash flows from investing activities:
Capital expenditures	(238)	(745)
Proceeds from sale of assets	81	128
Net cash used in continuing operations	(157)	(617)
Net cash used in discontinued operations	-	(28)
Net cash used in investing activities	(157)	(645)

Cash flows from financing activities:
Net borrowings	3,353	6,114
Decrease in book overdraft	(223)	(918)
Proceeds from term loans	-	8,182
Repayments of term loans	(1,081)	(7,299)
Direct costs associated with debt facilities	(272)	(597)
Net cash provided by financing activities	1,777	5,482

Effect of exchange rate changes on cash	132	43
Net increase (decrease) in cash	758	(139)
Cash, beginning of period	1,319	747
Cash, end of period	$2,077	$608

See Notes to Condensed Consolidated Financial Statements.

Index

KATY INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

Note 1.  SIGNIFICANT ACCOUNTING POLICIES

Consolidation Policy and Basis of Presentation – The condensed consolidated financial statements include the accounts of Katy Industries, Inc. and subsidiaries in which it has a greater than 50% voting interest or significant influence, collectively “Katy” or the “Company”.  All significant intercompany accounts, profits and transactions have been eliminated in consolidation.  The Condensed Consolidated Balance Sheet at September 30, 2011 and the related Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and October 1, 2010 and Cash Flows for the nine months ended September 30, 2011 and October 1, 2010 have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial condition, results of operations and cash flows of the Company for the interim periods.  Interim results may not be indicative of results to be realized for the entire year.  The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.  The Condensed Consolidated Balance Sheet as of December 31, 2010 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States (“GAAP”).

Fiscal Year – The Company operates and reports using a 4-4-5 fiscal year which always ends on December 31.  As a result, December and January do not typically consist of five and four weeks, respectively.  The three and nine months ended September 30, 2011 consisted of 63 shipping days and 190 shipping days, respectively, and the three and nine months ended October 1, 2010 consisted of 63 shipping days and 191 shipping days, respectively.

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

Inventories – The components of inventories are as follows (amounts in thousands):

	September 30,	December 31,
	2011	2010

Raw materials	$7,485	$7,845
Finished goods	13,524	12,226
Inventory reserves	(1,165)	(1,250)
LIFO reserve	(4,679)	(3,812)
	$15,165	$15,009

At September 30, 2011 and December 31, 2010, approximately 57% and 56%, respectively, of Katy’s inventories were accounted for using the last-in, first-out (“LIFO”) method of costing, while the remaining inventories were accounted for using the first-in, first-out (“FIFO”) method.  Current cost, as determined using the FIFO method, exceeded LIFO cost by $4.7 million and $3.8 million at September 30, 2011 and December 31, 2010, respectively.

Share-Based Payment – Compensation cost recognized during the three and nine months ended September 30, 2011 and October 1, 2010 includes: a) compensation cost for all stock options based on the grant date fair value amortized over the options’ vesting period and b) compensation cost for outstanding stock appreciation rights (“SARs”) as of September 30, 2011 and October 1, 2010 based on the September 30, 2011 and October 1, 2010 fair value, respectively.  The Company re-measures the fair value of SARs each reporting period until the award is settled and compensation expense is recognized each reporting period for changes in fair value and vesting.

Index

Compensation (income) expense is included in selling, general and administrative expense in the Condensed Consolidated Statements of Operations.  The components of compensation (income) expense are as follows (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2011	2010	2011	2010

Stock option (income) expense	$-	$42	$(274)	$173
Stock appreciation right income	(23)	(177)	(336)	(283)
	$(23)	$(135)	$(610)	$(110)

For the nine months ended September 30, 2011, stock option income resulted from the reversal of compensation expense recognized on the cancellation of unvested stock options previously held by the Company’s Chief Executive Officer, the Company’s Chief Financial Officer and the Company’s former Vice President-Operations.

The fair value of stock options is estimated at the date of grant using a Black-Scholes option pricing model.  As the Company does not have sufficient historical exercise data to provide a basis for estimating the expected term, the Company uses the simplified method for estimating the expected term by averaging the minimum and maximum lives expected for each award.  In addition, the Company estimated volatility by considering its historical stock volatility over a term comparable to the remaining expected life of each award.  The risk-free interest rate is the current yield available on U.S. treasury issues with a remaining term equal to each award.  The Company estimates forfeitures using historical results.  Its estimates of forfeitures will be adjusted over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from their estimate.  There were no stock options granted during the three and nine months ended September 30, 2011 and October 1, 2010.

The fair value of SARs, a liability award, was estimated at September 30, 2011 and October 1, 2010 using a Black-Scholes option pricing model.  The Company estimated the expected term by averaging the minimum and maximum lives expected for each award.  In addition, the Company estimated volatility by considering its historical stock volatility over a term comparable to the remaining expected life of each award.  The risk-free interest rate is the current yield available on U.S. treasury issues with a remaining term equal to each award.  The Company estimates forfeitures using historical results.  Its estimates of forfeitures will be adjusted over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from their estimate.  The assumptions for expected term, volatility and risk-free rate are presented in the table below:

	September 30,	October 1,
	2011	2010

Expected term (years)	1.2 - 5.0	0.1 - 6.0
Volatility	187.4% - 246.2%	139.5% - 207.8%
Risk-free interest rate	0.2% - 1.0%	0.2% - 1.6%

Comprehensive (Loss) Income – The components of comprehensive (loss) income are as follows (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2011	2010	2011	2010

Net loss	$(1,132)	$(1,585)	$(3,689)	$(2,238)
Foreign currency translation (gains) losses	(94)	(7)	98	53
Comprehensive loss	$(1,226)	$(1,592)	$(3,591)	$(2,185)

The components of accumulated other comprehensive (loss) income are foreign currency translation adjustments and pension and other postretirement benefits adjustments.  The balance of foreign currency translation adjustments was $0.6 million and $0.7 million at September 30, 2011 and December 31, 2010, respectively.  The balance of pension and other postretirement benefits adjustments was $0.7 million at each of September 30, 2011 and December 31, 2010.

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

In September 2011, the FASB issued an update to existing guidance on the assessment of goodwill impairment. This update simplifies the assessment of goodwill for impairment by allowing companies to consider qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount before performing the two step impairment review process. It also amends the examples of events or circumstances that would be considered in a goodwill impairment evaluation. This new guidance is effective for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company is currently evaluating this guidance, but does not expect the adoption will have a material effect on its financial position or results of operations.

Note 3.  INTANGIBLE ASSETS

Following is detailed information regarding Katy’s intangible assets (amounts in thousands):

	September 30,			December 31,
	2011			2010
	Gross	Accumulated	Net Carrying	Gross	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Patents	$1,334	$(1,104)	$230	$1,245	$(1,041)	$204
Customer lists	9,391	(8,368)	1,023	9,391	(8,258)	1,133
Tradenames	4,099	(2,753)	1,346	4,099	(2,604)	1,495
Total	$14,824	$(12,225)	$2,599	$14,735	$(11,903)	$2,832

Index

All of Katy’s intangible assets are definite long-lived intangibles.  Estimated aggregate future amortization expense related to intangible assets is as follows (amounts in thousands):

2011 (remainder)	$264
2012	420
2013	401
2014	384
2015	370
Thereafter	760
$2,599

Note 4.  INDEBTEDNESS

Long-term debt consists of the following (amounts in thousands):

	September 30,	December 31,
	2011	2010

Term loan payable under the PNC Credit Agreement, interest based on Base Rate of 8.50%	$6,362	$7,444
Revolving loans payable under the PNC Credit Agreement, interest based on Base Rates (5.25% - 5.50%)	18,504	15,432
Total debt	24,866	22,876
Less revolving loans, classified as current	(18,504)	(15,432)
Less current maturities	(6,362)	(1,275)
Long-term debt	$-	$6,169

On May 26, 2010, Continental Commercial Products, LLC (“CCP”) and Glit/Gemtex, Ltd. (collectively with CCP, the “Borrowers”), wholly owned subsidiaries of the Company, and the Company, as guarantor, entered into a Revolving Credit, Term Loan and Security Agreement (the “PNC Credit Agreement”) with PNC Bank, National Association (“PNC Bank”).  During the six months ended July 1, 2011, the PNC Credit Agreement was amended four times to reduce the minimum level of required availability (as discussed below) and waive certain financial and capital event covenants.  The PNC Credit Agreement was amended a fifth time on August 15, 2011 to waive certain financial and capital event covenants, reduce the maximum amount of the revolving credit facility upon the occurrence of a capital event, amend certain financial covenants for the remaining term of the agreement, and change the termination date of the PNC Credit Agreement from May 26, 2013 to February 28, 2012.  Due to the change of the termination date of the PNC Credit Agreement, all outstanding obligations as of September 30, 2011 have been classified as a current liability.

The PNC Credit Agreement is a $33.2 million credit facility with an $8.2 million term loan (the “Term Loan”) and a $25.0 million revolving loan (the “Revolving Credit Facility”), including a $3.5 million sub-limit for letters of credit. The proceeds of the Term Loan and Revolving Credit Facility were used to repay the Second Amended and Restated Credit Agreement with Bank of America (“Bank of America Credit Agreement”) and pay fees and expenses associated with the negotiation and consummation of the PNC Credit Agreement.  All extensions of credit under the PNC Credit Agreement are collateralized by a first priority security interest in and lien upon substantially all present and future assets and properties of the Company.  The Company guarantees the obligations of the Borrowers under the PNC Credit Agreement.  Upon the occurrence of the Sale Event, as defined in the Fifth Amendment and Waiver to Revolving Credit, Term Loan and Security Agreement (“Fifth Amendment”), which occurred on October 4, 2011, the Revolving Credit Facility was reduced to $8.5 million.

Under the terms of the PNC Credit Agreement, as amended, the principal balance of the Term Loan is payable in monthly installments followed by a final installment on February 28, 2012 equal to the then outstanding and unpaid principal balance of the Term Loan.  Mandatory prepayments of the Term Loan will be required upon the occurrence of certain events, including sales of certain assets, and the Company must make annual prepayments of the Term Loan in an amount equal to 50% of excess cash flow (as defined in the PNC Credit Agreement).  Upon the occurrence of the Sale Event, as defined in the Fifth Amendment, which occurred on October 4, 2011, all remaining obligations under the Term Loan were repaid by the Company.

Index

The Revolving Credit Facility, as amended, has an expiration date of February 28, 2012 and its borrowing base is determined by eligible inventory and accounts receivable, amounting to $23.9 million at September 30, 2011.  The Company’s borrowing base under the PNC Credit Agreement is reduced by the outstanding amount of standby and commercial letters of credit.  Currently, the Company’s largest letters of credit relate to its casualty insurance programs.  At September 30, 2011, total outstanding letters of credit were $2.4 million.  The PNC Credit Agreement requires the Company to have a minimum level of availability such that its eligible collateral must exceed the sum of its outstanding borrowings and letters of credit by a certain amount.  The Company amended the PNC Credit Agreement three times during the first quarter of 2011 to reduce the minimum level of required availability.  The first and second amendments to the PNC Credit Agreement reduced the minimum level of required availability from $1.5 million to $1.1 million through February 4 and February 11, 2011, respectively.  The third amendment to the PNC Credit Agreement (“Third Amendment”) reduced the minimum level of required availability dollar for dollar by the aggregate amount of cash infusions into the Company (and further distributed to the Borrowers) by members of management of the Company and/or such other persons who are reasonably acceptable to PNC Bank, on the date when made.  The minimum level of availability remained at the reduced amount through and including May 1, 2011, and was reinstated to $1.5 million on May 2, 2011.  As a result of $0.2 million received on February 12, 2011, the minimum level of required availability was reduced from $1.5 million to $1.3 million on February 12, 2011.  An additional $0.8 million was received on February 15, 2011, further reducing the minimum level of required availability to $0.5 million on February 15, 2011.

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

The PNC Credit Agreement includes financial covenants regarding minimum earnings before interest, taxes, depreciation and amortization (“EBITDA,” as defined in the PNC Credit Agreement) and fixed charge coverage ratio.  The third, fourth and fifth amendments to the PNC Credit Agreement amended these covenants.  The Company was not in compliance with these financial covenants at July 1, 2011; however, the violation of these financial covenants was waived by the Fifth Amendment.  Additionally, the first amendment to the PNC Credit Agreement added a covenant requiring the Company to consummate a capital event no later than May 1, 2011, defined as either a capital infusion, in the form of either equity or debt or pursuant to a sale or other disposition of assets.  As the Company did not consummate a capital event by May 1, 2011, which constituted an Event of Default, as defined in the PNC Credit Agreement, the Company entered into a fourth amendment to the PNC Credit Agreement (“Fourth Amendment”) on May 16, 2011.  The Fourth Amendment waived the default, provided the Company consummated a Sale Event, as defined in the first amendment to the PNC Credit Agreement, no later than July 6, 2011.  As the Company did not consummate a Sale Event by July 6, 2011, which constituted an Event of Default, as defined in the PNC Credit Agreement, the Company entered into the Fifth Amendment on August 15, 2011.  The Fifth Amendment waived the default, provided the Company consummated a Sale Event, as defined in the Fifth Amendment, no later than September 15, 2011.  The Fifth Amendment also further amended the EBITDA covenant and will provide the Borrowers with additional flexibility under this covenant.  The Sale Event, as described in Note 11, was consummated on October 4, 2011.

All of the debt under the PNC Credit Agreement is re-priced to current rates at frequent intervals.  Therefore, its fair value approximates its carrying value at September 30, 2011.  For the three and nine months ended September 30, 2011, the Company had amortization of debt issuance costs, included within interest expense, of $0.1 million and $0.4 million, respectively.  For the three and nine months ended October 1, 2010, the Company had amortization of debt issuance costs, included within interest expense, of $48,000 and $0.4 million, respectively.  Included in amortization of debt issuance costs for the nine months ended October 1, 2010 was approximately $0.2 million of debt issuance costs written off due to the extinguishment of the Bank of America Credit Agreement.  The Company incurred $0.3 million of debt issuance costs during the nine months ended September 30, 2011, associated with amending the PNC Credit Agreement.

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

Index

On October 4, 2011, the Company terminated the PNC Credit Agreement and related Ex-Im Agreement and paid in full all amounts outstanding under those agreements, as further discussed in Note 11.

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

Information regarding the Company’s net periodic benefit cost for pension and other postretirement benefit plans for the three and nine months ended September 30, 2011 and October 1, 2010 is as follows (amounts in thousands):

	Pension Benefits
	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2011	2010	2011	2010
Components of net periodic benefit cost:
Interest cost	$18	$18	$55	$55
Expected return on plan assets	$(16)	$(16)	(47)	(47)
Amortization of net loss	$11	$11	33	33
Net periodic benefit cost	$13	$13	$41	$41

	Other Benefits
	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2011	2010	2011	2010
Components of net periodic benefit cost:
Interest cost	$26	$12	$77	$77
Reversal of amortization of net loss	-	(16)	-	-
Net periodic benefit cost	$26	$(4)	$77	$77

During the three and nine months ended September 30, 2011, the Company made contributions to the pension plans of $34,000 and $63,000, respectively.  The Company expects to contribute an additional $14,000 to the pension plans throughout the remainder of 2011.  The Company uses a December 31 measurement date for its pension and other postretirement benefit plans.  The fair value of plan assets was determined by using quoted prices in active markets for identical assets (Level 1 inputs per the fair value hierarchy).

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

Index

The following table summarizes stock option activity under each of the Company’s applicable plans:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Options	Price	Life	(in thousands)

Outstanding at December 31, 2010	1,362,000	$1.96

Granted	-	$-
Exercised	-	$-
Expired	(304,000)	$4.21
Cancelled	(1,000,000)	$1.17

Outstanding at September 30, 2011	58,000	$3.89	1.2 years	$-

Vested and Exercisable at September 30, 2011	58,000	$3.89	1.2 years	$-

A summary of the status of the Company’s non-vested stock options as of September 30, 2011 is presented in the table below:

		Weighted
		Average
		Grant Date
	Options	Fair Value

Non-Vested at December 31, 2010	374,999	$0.88

Granted	-	$-
Vested	-	$-
Cancelled	(374,999)	$0.88

Non-Vested at September 30, 2011	-	$-

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

Index

The following table summarizes SARs activity under each of the Company’s applicable plans:

Non-Vested at December 31, 2010	66,332

Granted	6,000
Vested	(9,333)
Cancelled	(35,000)

Non-Vested at September 30, 2011	27,999

Total Outstanding at September 30, 2011	307,267

At September 30, 2011, the aggregate liability related to SARs was $4,000 and is included in accrued expenses in the Condensed Consolidated Balance Sheets.

Note 7.  INCOME TAXES

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, various states and foreign jurisdictions.  The Company and its subsidiaries are generally no longer subject to U.S. federal, state and local examinations by tax authorities for years before 2006.

As of September 30, 2011 and December 31, 2010, the Company had deferred tax assets, net of deferred tax liabilities, of $78.2 million.  Domestic net operating loss (“NOL”) carry forwards comprised $53.9 million of the deferred tax assets for both periods.  The Company’s history of operating losses in many of its taxing jurisdictions provides significant negative evidence with respect to its ability to generate future taxable income.  As a result, valuation allowances have been recorded as of such dates for the full amount of deferred tax assets, net of the amount of deferred tax liabilities.

Accounting for Uncertainty in Income Taxes

Included in the balances at each of September 30, 2011 and December 31, 2010 are $0.1 million and $0.4 million, respectively, of liabilities for unrecognized tax benefits.  Because of the impact of deferred tax accounting, other than interest and penalties, the recognition of these liabilities would not affect the annual effective tax rate.  The income tax benefit for the nine months ended September 30, 2011 and October 1, 2010 primarily reflects current tax benefit for the recognition of uncertain tax positions of $0.3 million and $0.5 million, respectively, due to the expiration of certain statutes of limitations.   The Company anticipates reductions to the total amount of unrecognized tax benefits of an additional $0.1 million within the next twelve months due to expiring statutes of limitations.

The Company recognizes interest and penalties accrued related to the unrecognized tax benefits in the income tax provision.  The Company had approximately $23,000 and $0.1 million of interest and penalties accrued at each of September 30, 2011 and December 31, 2010, respectively.

Note 8.  RELATED PARTY TRANSACTIONS

Kohlberg & Co., L.L.C., whose affiliate holds all 1,131,551 shares of the Company’s Convertible Preferred Stock, provides ongoing management oversight and advisory services to the Company.  At September 30, 2011 and December 31, 2010, the Company owed Kohlberg $1.6 million and $0.5 million, respectively, for these services, which is recorded in current liabilities on the Condensed Consolidated Balance Sheets.  For each of the three and nine months ended September 30, 2011 and October 1, 2010, $0.1 million and $0.4 million, respectively, is recorded in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations for these services.

Concurrent with the Third Amendment (described above), in February 2011, loans of $0.1 million each were received from two directors of the Company, and a loan of $50,000 was received from the Company’s Chief Executive Officer, which are recorded in other liabilities in the Condensed Consolidated Balance Sheets.  In connection with these loans, the Company entered into subordinated promissory notes with these individuals.  These notes mature on November 26, 2013 and accrue interest at a rate of 15% per year, to be paid in quarterly installments, which may be paid by capitalizing such interest and adding such capitalized interest to the principal amount of the subordinated notes.  For the three and nine months ended September 30, 2011, $10,000 and $24,000, respectively, of interest was capitalized into the principal amount of the notes.

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

B.           Sterling Fluid Systems (USA) (“Sterling”) has tendered approximately 2,915 cases pending in Michigan, New Jersey, New York, Illinois, Nevada, Mississippi, Wyoming, Louisiana, Georgia, Massachusetts, Missouri, Kentucky, California, South Carolina, Rhode Island and Canada to the Company for defense and indemnification.  With respect to one case, Sterling has demanded that the Company indemnify it for a $200,000 settlement.  Sterling bases its tender of the complaints on the provisions contained in a 1993 Purchase Agreement between the parties whereby Sterling purchased the LaBour Pump business and other assets from the Company.  Sterling has not filed a lawsuit against the Company in connection with these matters.

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

C.           LaBour Pump Company, a former division of an inactive subsidiary of the Company, has been named as a defendant in approximately 430 of the New Jersey cases tendered by Sterling.  The Company has elected to defend these cases, the majority of which have been dismissed or settled for nominal sums.  There are approximately 90 cases which remain active as of September 30, 2011.

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

One-time
Termination
Benefits
Restructuring liabilities at December 31, 2010	$125
Additions	-
Payments	(125)
Restructuring liabilities at September 30, 2011	$-

Index

Consolidation of St. Louis manufacturing/distribution facilities – In 2002, the Company committed to a plan to consolidate the manufacturing and distribution of the four CCP facilities in the St. Louis, Missouri area.  Management believed that in order to implement a more competitive cost structure, the excess capacity at the four plastic molding facilities in this area would need to be eliminated.  This plan was completed by the end of 2003.  Management believes that no further charges will be incurred for this activity, except for potential adjustments to noncancelable lease liabilities as actual activity compares to assumptions made.  Following is a rollforward of restructuring liabilities for the consolidation of St. Louis manufacturing/distribution facilities (amounts in thousands):

Contract
Termination
Costs
Restructuring liabilities at December 31, 2010	$314
Additions	393
Payments	(45)
Other	(393)
Restructuring liabilities at September 30, 2011	$269

This amount relates to noncancelable lease liabilities for abandoned facilities, net of potential sub-lease revenue.  Total maximum potential amount of lease loss, excluding any sub-lease rentals, is $0.4 million as of September 30, 2011.  The Company has included $0.1 million as an offset for sub-lease rentals.  This amount is expected to be paid in 2011.  In the third quarter of 2011 the Company recorded an additional restructuring charge of $0.4 million related to a sub-lease rental.  As of September 30, 2011, the Company does not anticipate any further significant severance, restructuring and other related charges in the upcoming year related to the plan discussed above.

A rollforward of all restructuring liabilities is as follows (amounts in thousands):

		One-time	Contract
		Termination	Termination
	Total	Benefits	Costs
Restructuring liabilities at December 31, 2010	$439	$125	$314
Additions	393	-	393
Payments	(170)	(125)	(45)
Other	(393)	-	(393)
Restructuring liabilities at September 30, 2011	$269	$-	$269

Note 11.  SUBSEQUENT EVENTS

On October 4, 2011, the Company sold certain assets and liabilities related to the DISCO division of Continental Commercial Products, LLC to DISCO Acquisition Corp., a Pennsylvania corporation and an affiliate of Cellucap Manufacturing Company, for $19.0 million, subject to pre-closing and post-closing adjustments based on working capital levels, an indemnification escrow of $475,000 and a deferred lease maintenance adjustment of $10,000 (the “Sale Event”).  The Company used net proceeds from the transaction to reduce its outstanding balance under the PNC Credit Agreement. The sale of the DISCO division met the criteria for classification as discontinued operations and held for sale as of September 30, 2011, in accordance with GAAP; therefore, the Company has classified the results of the DISCO division as discontinued operations for all periods presented, and the assets and liabilities of the DISCO division as held for sale. Selected financial data for discontinued operations is summarized as follows (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2011	2010	2011	2010

Net sales	$4,185	$4,157	$12,622	$12,278

Pre-tax operating income	$917	$974	$2,852	$2,673

Index

The components of assets and liabilities held for sale are as follows (amounts in thousands):

	September 30,	December 31,
	2011	2010
Assets
Accounts receivable, net	$2,185	$2,033
Inventories, net	1,426	1,441
Other current assets	18	16
Intangibles, net	628	698
Property and equipment, net	52	105
	$4,309	$4,293

Liabilities
Accounts payable	$1,174	$975
Accrued compensation	52	56
Accrued expenses	424	314
	$1,650	$1,345

On October 4, 2011, Continental Commercial Products, LLC, Glit/Gemtex, Ltd. and 3254018 Nova Scotia Limited (collectively, the “Borrowers”), wholly owned subsidiaries of the Company, entered into a Loan and Security Agreement with the PrivateBank and Trust Company (the “PB Loan Agreement”). The PB Loan Agreement provides the Company a $20.0 million revolving credit facility, including a $3.0 million sub-limit for letters of credit and a $2.5 million sub-limit for capital expenditures (“CapEx Sublimit”). The proceeds of the Borrowers’ initial borrowing under the PB Loan Agreement were used to repay the PNC Credit Agreement and pay fees and expenses related to the negotiation and consummation of the credit facility. All extensions of credit under the PB Loan Agreement are collateralized by a first priority security interest in and lien upon substantially all present and future assets and properties of the Company and the Borrowers. The Company guarantees the obligations of the Borrowers under the PB Loan Agreement.

The PB Loan Agreement has an expiration date of September 29, 2014 and its borrowing base is determined by eligible inventory and accounts receivable. The Company’s borrowing base under the PB Loan Agreement is reduced by the outstanding amount of standby and commercial letters of credit and any outstanding borrowings under the CapEx Sublimit.

Borrowings under the PB Loan Agreement bear interest at a per annum rate equal to the sum of the Prime Rate Revolving Loans Applicable Margin plus the Prime Rate (each as defined in the PB Loan Agreement), or at a per annum rate equal to the sum of the LIBOR Rate Revolving Loans Applicable Margin plus the LIBOR Rate (each as defined in the PB Loan Agreement). An unused commitment fee of 50 basis points per annum is payable monthly on the average unused amount of the PB Loan Agreement. The PB Loan Agreement includes a financial covenant regarding fixed charge coverage ratio.

In connection with the execution of the PB Loan Agreement, the PNC Credit Agreement, dated as of May 26, 2010, as amended, and the related Ex-Im Agreement, were terminated effective October 4, 2011, and all amounts outstanding under those agreements were paid in full.

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

-	Competition from foreign and domestic competitors.

-	The potential impact of rising interest rates on our debt outstanding under the PB Loan Agreement.

-	Our inability to meet covenants associated with the PB Loan Agreement.

-	Our inability to access funds under our current loan agreements or refinance our loan agreements given the current instability in the credit markets.

-	Our failure to identify, and promptly and effectively remediate, any material weaknesses or significant deficiencies in our internal control over financial reporting.

-	The potential impact of rising costs for insurance for properties and various forms of liabilities.

-	The potential impact of changes in foreign currency exchange rates related to our Canadian operations.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2011 versus Three Months Ended October 1, 2010

Net sales increased slightly from $33.4 million during the three months ended October 1, 2010 to $33.6 million during the three months ended September 30, 2011.  Net sales increased approximately 3.5% due to pricing and currency translation changes which were almost entirely offset by a 3.0% decrease due to volume shortfall in our Continental and Glit business units.  Gross margin was 10.6% for the three months ended September 30, 2011, an increase of 3.5 percentage points from the same period a year ago.  The variance in our LIFO adjustment quarter over quarter was nominal.  The increase in gross margin was primarily a result of lower headcount, reduced occupancy expense resulting from the relocation of our Wilen facility from Atlanta, Georgia to Bridgeton, Missouri in 2010, and lower depreciation from assets becoming fully depreciated.

Index

Selling, general and administrative (“SG&A”) expenses were $4.6 million for the three months ended September 30, 2011 compared to $4.1 million for the same period a year ago.  The variance was primarily due to a favorable adjustment made in the prior year to the environmental reserves as a result of the expiration of statutes of limitation on certain claims.

Operating results for the three months ended September 30, 2011 were negatively impacted by severance, restructuring and related charges of $0.4 million associated with the Company’s noncancelable lease liability for an abandoned facility, and the related sub-lease rental.  Results for the three months ended October 1, 2010 were negatively impacted by $0.7 million in charges associated with the Company’s initiative to close its Wilen facility in Atlanta, Georgia and relocate the manufacturing and distribution functions to Bridgeton, Missouri.

Interest expense of $0.6 million for the three months ended September 30, 2011 was an increase of $0.2 million from the same period of the prior year due to the accelerated amortization of debt issuance costs subsequent to the Fifth Amendment of the PNC Credit Agreement (as defined below).

Loss from continuing operations of $2.1 million for the three months ended September 30, 2011 were an improvement of $0.5 million from the three months ended October 1, 2010. The variance was primarily a result of improved gross margin, offset partially by increased SG&A expenses and interest expense, as discussed above.

With the sale of the DISCO division on October 4, 2011 (as discussed in Note 11 to the Condensed Consolidated Financial Statements), all activity associated with this division has been classified as discontinued operations. Income from operations for this division was approximately $0.9 million for the three months ended September 30, 2011, and $1.0 million for the three months ended October 1, 2010.

Overall, we reported a net loss of $1.1 million, or $0.14 per share, for the third quarter of 2011, as compared to a net loss of $1.6 million, or $0.20 per diluted share, for the third quarter of 2010. The fluctuation was a result of decreased severance, restructuring and related charges and improved gross margin.

Nine Months Ended September 30, 2011 versus Nine Months Ended October 1, 2010

Net sales decreased 4.1% from $97.8 million during the nine months ended October 1, 2010 to $93.7 million during the nine months ended September 30, 2011.  The majority of the decrease was a result of volume shortfall in our Continental and Glit business units, primarily due to four less shipping days in the first nine months of 2011 than in the first nine months of 2010 due to inclement weather shutdowns.  Net sales increased approximately 2.6% year over year due to pricing and currency translation changes.  Gross margin was 9.5% for the nine months ended September 30, 2011, a slight decrease from 9.6% for the same period a year ago.  Gross margin was impacted by an unfavorable variance in our LIFO adjustment of $0.2 million resulting from inventory fluctuations and resin prices.  Excluding the LIFO adjustment, gross margin increased 0.1 percentage points from the first nine months of 2010.  The increase was primarily a result of lower headcount, reduced occupancy costs related to the relocation of our Wilen facility, and lower depreciation from assets becoming fully depreciated.  These favorable variances were almost entirely offset by increased raw material costs.

SG&A expenses were $13.9 million for the first nine months of 2011, a $1.4 million reduction from the same period a year ago.  The decrease was a result of cost-cutting efforts including, but not limited to, a reduction in supervisor salary expenses and headcount reduction, as well as decreases in stock-based compensation expense due to our lower stock price and the reversal of prior years’ compensation expense as a result of cancelled unvested stock options during the nine months ended September 30, 2011.

Operating results for the nine months ended September 30, 2011 were negatively impacted by severance, restructuring and related charges of $0.4 million associated with the Company’s noncancelable lease liability for an abandoned facility, and the related sub-lease rental.  Results for the nine months ended October 1, 2010 were negatively impacted by $1.0 million in charges associated with the Company’s initiative to close its Wilen facility in Atlanta, Georgia and relocate the manufacturing and distribution functions to Bridgeton, Missouri.

Operating loss decreased from $6.7 million during the nine months ended October 1, 2010 to $5.4 million during the nine months ended September 30, 2011 primarily due to the decrease in SG&A expenses described above.

Interest expense was $1.4 million for the nine months ended September 30, 2011, an increase of $0.2 million from the nine months ended October 1, 2010. Interest expense for the nine months ended October 1, 2010 included $0.2 million of debt issuance costs that were written off with the extinguishment of the Bank of America Credit Agreement.  The year over year increase was a result of accelerated amortization of debt issuance costs subsequent to the Fifth Amendment of the PNC Credit Agreement and higher average borrowings.

Index

Other income during the nine months ended October 1, 2010 consisted primarily of a $2.1 million gain recognized from a settlement of an existing obligation due to Pentland.

The income tax benefit for the nine months ended September 30, 2011 includes a benefit for the recognition of uncertain tax positions of $0.3 million as the statutes of limitations on certain tax years expired.

Loss from continuing operations of $6.6 million for the nine months ended September 30, 2011 was $1.7 million greater than the nine months ended October 1, 2010. Prior year results included the $2.1 million Pentland gain previously discussed. The remaining improvement was primarily a result of reduced SG&A expenses.

With the sale of the DISCO division on October 4, 2011, all activity associated with this division has been classified as discontinued operations. Income from operations for this division was approximately $2.9 million for the nine months ended September 30, 2011, and $2.7 million for the nine months ended October 1, 2010.

Overall, we reported a net loss of $3.7 million, or $0.46 per share, for the first nine months of 2011, as compared to a net loss of $2.2 million, or $0.28 per share, for the first nine months of 2010. Excluding the $2.1 million Pentland settlement gain in prior year, net loss decreased $0.6 million year over year, as reduced SG&A expenses were largely offset by increased raw material costs.

LIQUIDITY AND CAPITAL RESOURCES

We require funding for working capital needs and capital expenditures.  We believe that our cash flow from operations and the use of available borrowings under the PB Loan Agreement (as defined below) provide sufficient liquidity for our operations going forward.  As of September 30, 2011, we had cash of $2.1 million and outstanding checks of $1.0 million as compared to cash of $1.3 million and outstanding checks of $1.3 million at December 31, 2010.  As of September 30, 2011, we had outstanding borrowings of $24.9 million (83% of total capitalization) under the PNC Credit Agreement.  Our unused borrowing availability at September 30, 2011 on the Revolving Credit Facility (as defined below) was $1.5 million after the $1.5 million minimum availability requirement discussed below.  As of December 31, 2010, we had outstanding borrowings of $22.9 million (72% of total capitalization) with unused borrowing availability of $0.5 million after the $1.1 million minimum availability requirement discussed below.

PNC Credit Agreement

On May 26, 2010, Continental Commercial Products, LLC (“CCP”) and Glit/Gemtex, Ltd. (collectively with CCP, the “Borrowers”), wholly owned subsidiaries of the Company, and the Company, as guarantor, entered into a Revolving Credit, Term Loan and Security Agreement (the “PNC Credit Agreement”) with PNC Bank, National Association (“PNC Bank”).  During the six months ended July 1, 2011, the PNC Credit Agreement was amended four times to reduce the minimum level of required availability (as discussed below) and waive certain financial and capital event covenants.  The PNC Credit Agreement was amended a fifth time on August 15, 2011 to waive certain financial and capital event covenants, reduce the maximum amount of the revolving credit facility upon the occurrence of a capital event, amend certain financial covenants for the remaining term of the agreement, and change the termination date of the PNC Credit Agreement from May 26, 2013 to February 28, 2012.  Due to the change of the termination date of the PNC Credit Agreement, all outstanding obligations as of September 30, 2011 have been classified as a current liability.

The PNC Credit Agreement is a $33.2 million credit facility with an $8.2 million term loan (the “Term Loan”) and a $25.0 million revolving loan (the “Revolving Credit Facility”), including a $3.5 million sub-limit for letters of credit. The proceeds of the Term Loan and Revolving Credit Facility were used to repay the Second Amended and Restated Credit Agreement with Bank of America (“Bank of America Credit Agreement”) and pay fees and expenses associated with the negotiation and consummation of the PNC Credit Agreement.  Upon the occurrence of the Sale Event, as defined in the Fifth Amendment and Waiver to Revolving Credit, Term Loan and Security Agreement (“Fifth Amendment”), the Revolving Credit Facility was reduced to $8.5 million.  The PNC Credit Agreement resulted in two important benefits related to our long-term strategy: (1) the reduction of the availability block under the Revolving Credit Facility from $5.0 million to $1.5 million, as compared to the revolver under the Bank of America Credit Agreement, allows for additional borrowing capacity and increased working capital flexibility and (2) the additional $1.7 million availability under the Term Loan, as compared to the term loan under the Bank of America Credit Agreement, allowed us to negotiate a settlement of an existing obligation due to Pentland USA, Inc. (“Pentland”), whereby we accelerated all amounts due to Pentland in 2010 of $1.9 million and paid an additional $0.1 million in satisfaction of a liability of $4.1 million.  This settlement eliminates cash requirements of $1.8 million in 2011 and $0.4 million in 2012.

Index

All extensions of credit under the PNC Credit Agreement are collateralized by a first priority security interest in and lien upon substantially all present and future assets and properties of the Company.  The Company guarantees the obligations of the Borrowers under the PNC Credit Agreement.

Under the terms of the PNC Credit Agreement, as amended, the principal balance of the Term Loan is payable in monthly installments followed by a final installment on February 28, 2012 equal to the then outstanding and unpaid principal balance of the Term Loan.  Mandatory prepayments of the Term Loan will be required upon the occurrence of certain events, including sales of certain assets, and the Company must make annual prepayments of the Term Loan in an amount equal to 50% of excess cash flow (as defined in the PNC Credit Agreement).  Upon the occurrence of the Sale Event, as defined in the Fifth Amendment, all remaining obligations under the Term Loan will be repaid by the Company.

The Revolving Credit Facility, as amended, has an expiration date of February 28, 2012 and its borrowing base is determined by eligible inventory and accounts receivable, amounting to $23.9 million at September 30, 2011.  The Company’s borrowing base under the PNC Credit Agreement is reduced by the outstanding amount of standby and commercial letters of credit.  Currently, the Company’s largest letters of credit relate to its casualty insurance programs.  At September 30, 2011, total outstanding letters of credit were $2.4 million.  The PNC Credit Agreement requires the Company to have a minimum level of availability such that its eligible collateral must exceed the sum of its outstanding borrowings and letters of credit by a certain amount.  The Company amended the PNC Credit Agreement three times during the first quarter of 2011 to reduce the minimum level of required availability.  The first and second amendments to the PNC Credit Agreement reduced the minimum level of required availability from $1.5 million to $1.1 million through February 4 and February 11, 2011, respectively.  The third amendment to the PNC Credit Agreement (“Third Amendment”) reduced the minimum level of required availability dollar for dollar by the aggregate amount of cash infusions into the Company (and further distributed to the Borrowers) by members of management of the Company and/or such other persons who are reasonably acceptable to PNC Bank, on the date when made.  The minimum level of availability remained at the reduced amount through and including May 1, 2011, and was reinstated to $1.5 million on May 2, 2011.  As a result of $0.2 million received on February 12, 2011, the minimum level of required availability was reduced from $1.5 million to $1.3 million on February 12, 2011.  An additional $0.8 million was received on February 15, 2011, further reducing the minimum level of required availability to $0.5 million on February 15, 2011.

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

The PNC Credit Agreement includes financial covenants regarding minimum earnings before interest, taxes, depreciation and amortization (“EBITDA,” as defined in the PNC Credit Agreement) and fixed charge coverage ratio.  The third, fourth and fifth amendments amended these covenants.  The Company was not in compliance with these financial covenants at July 1, 2011; however, the violation of these financial covenants was waived by the Fifth Amendment.  Additionally, the first amendment to the PNC Credit Agreement added a covenant requiring the Company to consummate a capital event no later than May 1, 2011, defined as either a capital infusion, in the form of either equity or debt or pursuant to a sale or other disposition of assets.  As the Company did not consummate a capital event by May 1, 2011, which constituted an Event of Default, as defined in the PNC Credit Agreement, the Company entered into a fourth amendment to the PNC Credit Agreement (“Fourth Amendment”) on May 16, 2011.  The Fourth Amendment waived the default, provided the Company consummate a Sale Event, as defined in the first amendment to the PNC Credit Agreement, no later than July 6, 2011.  As the Company did not consummate a Sale Event by July 6, 2011, which constituted an Event of Default, as defined in the PNC Credit Agreement, the Company entered into the Fifth Amendment on August 15, 2011.  The Fifth Amendment waived the default, provided the Company consummate a Sale Event, as defined in the Fifth Amendment, no later than September 15, 2011.  The Fifth Amendment also further amended the EBITDA covenant and will provide the Borrowers with additional flexibility under this covenant. The Sale Event, as described in Note 11 to the Condensed Consolidated Financial Statements, was consummated on October 4, 2011.

All of the debt under the PNC Credit Agreement is re-priced to current rates at frequent intervals.  Therefore, its fair value approximates its carrying value at September 30, 2011.  For the three and nine months ended September 30, 2011, the Company had amortization of debt issuance costs, included within interest expense, of $0.1 million and $0.4 million, respectively.  For the three and nine months ended October 1, 2010, the Company had amortization of debt issuance costs, included within interest expense, of $48,000 and $0.4 million, respectively.  Included in amortization of debt issuance costs for the nine months ended October 1, 2010 was approximately $0.2 million of debt issuance costs written off due to the extinguishment of the Bank of America Credit Agreement.  The Company incurred $0.3 million of debt issuance costs during the nine months ended September 30, 2011, respectively, associated with amending the PNC Credit Agreement.

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

PrivateBank Loan Agreement

On October 4, 2011, Continental Commercial Products, LLC, Glit/Gemtex, Ltd. and 3254018 Nova Scotia Limited (collectively, the “Borrowers”), wholly owned subsidiaries of the Company, entered into a Loan and Security Agreement with the PrivateBank and Trust Company (the “PB Loan Agreement”). The PB Loan Agreement is a $20.0 million revolving credit facility, including a $3.0 million sub-limit for letters of credit and a $2.5 million sub-limit for capital expenditures (“CapEx Sublimit”). The proceeds of the Borrowers’ initial borrowing under the PB Loan Agreement were used to repay the PNC Credit Agreement and pay fees and expenses related to the negotiation and consummation of the credit facility. All extensions of credit under the PB Loan Agreement are collateralized by a first priority security interest in and lien upon substantially all present and future assets and properties of the Company and the Borrowers. The Company guarantees the obligations of the Borrowers under the PB Loan Agreement.

The PB Loan Agreement has an expiration date of September 29, 2014 and its borrowing base is determined by eligible inventory and accounts receivable. The Company’s borrowing base under the PB Loan Agreement is reduced by the outstanding amount of standby and commercial letters of credit and any outstanding borrowings under the CapEx Sublimit.

Borrowings under the PB Loan Agreement bear interest at a per annum rate equal to the sum of the Prime Rate Revolving Loans Applicable Margin plus the Prime Rate (each as defined in the PB Loan Agreement), or at a per annum rate equal to the sum of the LIBOR Rate Revolving Loans Applicable Margin plus the LIBOR Rate (each as defined in the PB Loan Agreement). An unused commitment fee of 50 basis points per annum is payable monthly on the average unused amount of the PB Loan Agreement, which includes a financial covenant regarding fixed charge coverage ratio.

In connection with the execution of the PB Loan Agreement, the PNC Credit Agreement, dated as of May 26, 2010, as amended, and the related Ex-Im Agreement, were terminated effective October 4, 2011, and all amounts outstanding under those agreements were paid in full.

Cash Flows

Cash used in operations was $1.0 million in the first nine months of 2011 as compared to $5.0 million in the same period in 2010. The variance was primarily a result of a $3.1 million letter of credit cash collateralization payment to Bank of America and a $2.0 million settlement payment to Pentland USA, Inc. As of September 30, 2011 we were turning our inventory at 4.8 times per year as compared to 4.0 times per year as of December 31, 2010 and 4.5 times per year as of October 1, 2010.

Cash flows used in financing activities in the first nine months of 2011 reflect a $2.0 million increase in our debt levels and a $0.2 million decrease in our book overdraft since December 31, 2010, as well as $0.3 million of cash used associated with debt facilities, offset by $0.3 million in cash provided by notes payable to related parties.

OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2011, the Company had no off-balance sheet arrangements.

SEVERANCE, RESTRUCTURING AND RELATED CHARGES

See Note 10 to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion of severance, restructuring and related charges.

Index

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

CRITICAL ACCOUNTING POLICIES

We disclosed details regarding certain of our critical accounting policies in the Management’s Discussion and Analysis section of our Annual Report on Form 10-K for the year ended December 31, 2010 (Part II, Item 7).  There have been no changes to these policies as of September 30, 2011.

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

Changes in Internal Control over Financial Reporting

There have been no changes in Katy’s internal control over financial reporting during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, Katy’s internal control over financial reporting.

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

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.  (REMOVED AND RESERVED)

Item 5.  OTHER INFORMATION

           None.

Item 6.  EXHIBITS  [NEEDS TO BE UPDATED]

Exhibit Number	Exhibit Title	Page

10.1
Loan and Security Agreement dated September 30, 2011 among Continental Commercial Products, LLC, Glit/Gemtex, Ltd., 3254018 Nova Scotia Limited, Katy Industries, Inc. and The PrivateBank and Trust Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 11, 2011).

10.2
Asset Purchase Agreement dated August 23, 2011 by and between Continental Commercial Products, LLC, Katy Industries, Inc., and DISCO Acquisition Corp. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed October 11, 2011).

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

101
Interactive data files pursuant to Rule 405 of Regulation S-5: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) the Notes to Condensed Consolidated Financial Statements.

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

KATY INDUSTRIES, INC.
Registrant

DATE: November 14, 2011	By /s/ David J. Feldman
David J. Feldman
President and Chief Executive Officer

By /s/ James W. Shaffer
James W. Shaffer
Vice President, Treasurer and Chief Financial Officer