Form 10-K
period 2011-12-31
KATY INDUSTRIES INC
filed 2012-03-26
CIK 54681

United States
Securities and Exchange Commission
Washington, D.C.  20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2011
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

The aggregate market value of the voting common stock held by non-affiliates of the registrant based upon its closing transaction price on the OTC Bulletin Board on July 1, 2011 was $435,482*.

As of March 15, 2012, 7,951,176 shares of common stock, $1.00 par value, were outstanding, the only class of the registrant's common stock.

* Calculated by excluding all shares held by executive officers and directors of the registrant without conceding that all such persons are “affiliates” of the registrant for purposes of federal securities laws.

DOCUMENTS INCORPORATED BY REFERENCE

The information required to be furnished pursuant to Part III of this Form 10-K is set forth in, and is hereby incorporated by reference herein from, the registrant’s definitive proxy statement for the 2012 annual meeting of stockholders (the “2012 Proxy Statement”) to be filed by the registrant with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the fiscal year ended December 31, 2011.  With the exception of the sections of the 2012 Proxy Statement specifically incorporated herein by reference, the 2012 Proxy Statement is not deemed to be filed as part of this Form 10-K.

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

Operations

                Our commercial cleaning products are sold primarily to janitorial/sanitary and foodservice distributors that supply end users such as restaurants, hotels, healthcare facilities and schools.  Our storage products are primarily sold through major home improvement and mass market retail outlets.  Net sales and operating loss from continuing operations for the Company during 2011 were $120.3 million and $7.5 million, respectively.  Total assets for the Company were $57.8 million at December 31, 2011.  Continental Commercial Products, LLC (“CCP”) is our wholly-owned subsidiary and includes as divisions all of our business units.  CCP is headquartered in Bridgeton, Missouri near St. Louis and has additional operations in California, Georgia and Canada.  Our business units are:

The Continental business unit is a plastics manufacturer and an importer and distributor of products for the commercial janitorial/sanitary maintenance, industrial and food service markets.  Continental products include commercial waste receptacles, buckets, mop wringers, janitorial carts, and other products designed for commercial cleaning and food service.  Continental products are sold under the following brand names: Continental®, Kleen Aire®, Huskee®, SuperKan®, King Kan®, Unibody®, Tilt-N-Wheel®, Wall Hugger™, Collossus®, Corner’ Round™, Rountop™, Swingline™, Kleen Tech™ and Structo Tuff™.

The Contico business unit is a plastics manufacturer and distributor of home and tool storage products, sold primarily through major home improvement and mass market retail outlets.  Contico products include plastic home storage units such as domestic storage containers, tool boxes, shelving and hard plastic gun cases and are sold under the brand names Contico® and Tuffbin®.  Contico® is a registered trademark used under license from Contico Manufacturing Limited.

The Container business unit is a plastics manufacturer and distributor of industrial storage drums and pails for commercial and industrial use.  Products are sold under the Contico® and Contico Container™ brand names.

The Gemtex business unit is a manufacturer and distributor of resin fiber disks and other coated abrasives for the original equipment manufacturer (“OEM”), automotive, industrial and home improvement markets.  Gemtex products are sold under the brand names Trim-Kut® and Grind R™.

The Glit business unit is a manufacturer and distributor of non-woven abrasive products for commercial and industrial use and also supplies materials to various OEMs.  Glit non-woven products include floor maintenance pads, hand pads, scouring pads, specialty abrasives for cleaning and finishing, growth medium and roof ventilation products.  These products are sold primarily in the commercial sanitary maintenance, food service, industrial and construction markets under the following brand names: Glit®, Kleenfast®, Glit/Microtron®, Fiber Naturals®, Blue Ice®, Brillo®, Cyclone®, Cyclone D®, Sponge Pro®, Wipe Clean Pro®, Joey®, Jackeroo®, Buckaroo®, Cocopad®, Safire® and WalnutPad®.  Brillo® is a registered trademark used under license from Armaly Brands, Inc. and BAB-O® is a registered trademark used under license from Fitzpatrick Bros., Inc.

The Wilen business unit is a manufacturer, importer and distributor of professional cleaning products that include mops, brooms, brushes and plastic cleaning accessories.  Wilen products are sold primarily through commercial sanitary maintenance, industrial and food service markets, with some products sold through consumer retail outlets.  Products are sold under the following brand names: Wilen®, Wax-o-matic®, Rototech®, ErgoWorx® and Derma-Tek®.

  In October 2011, we sold substantially all assets and certain liabilities related to the DISCO division of CCP. We accounted for this division as a discontinued operation, and, accordingly, we have reclassified the financial results for all periods presented to reflect them as such. Unless otherwise noted, discussions in this Form 10-K pertain to our continuing operations.

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

Markets and Competition

We market a variety of commercial cleaning products and supplies to the sanitary maintenance supply, industrial and foodservice channels.  Sales and marketing of these products are handled through a combination of direct sales personnel, manufacturers’ sales representatives and wholesale distributors.  The commercial distribution channels for our commercial cleaning products are highly fragmented, resulting in a large number of small customers, mainly distributors of sanitary maintenance products.  We also market our products to the construction, packaging and filler market (our pails), and the industrial market (our resin fiber disks).  We do not have one single customer that comprises greater than ten percent of consolidated net sales.

The markets for these products are highly competitive.  Competition is based primarily on price, the ability to provide superior customer service and on-time product delivery.  Other competitive factors include brand recognition, product design, quality and performance of the product.  We compete for market share with a number of competitors depending upon the specific market place.  In large part, our competition is unique in each product line.  We believe that we have established long standing relationships with our major customers based on quality products and service, and our ability to offer a complete line of products with flexible solutions such as private labeling.  While each product line is marketed under a different brand name most are sold as complementary products.  We continue to strive to be a low cost producer in all our markets; however, our ability to remain a low cost producer in the industry is highly dependent on the price of our raw materials, primarily thermoplastic resin (see discussion below).  Being a low cost producer is also dependent upon our ability to reduce and subsequently control our cost structure, which has benefited from our recent restructuring efforts.

                  We market branded plastic home storage units to mass merchant retailers in the U.S. and Canada.  Sales and marketing of these products are handled by direct sales personnel and external representative groups.  The consumer distribution channels for these products, especially the in-home products, are highly concentrated, with several large mass merchant retailers representing a very significant portion of the customer base.  We compete with a limited number of large companies that offer a broad array of products and many small companies with niche offerings.  With few consumer storage products enjoying patent protection, the primary basis for competition is price.  Therefore, efficient manufacturing and distribution capability is critical to success.  Ultimately, our ability to remain competitive in these consumer markets is dependent upon our position as a low cost producer.  Our ability to become and remain a low cost producer in the industry is highly dependent on the price of our raw materials, primarily thermoplastic resin (see discussion below).

Raw Materials

Our operations did not experience significant difficulties in obtaining raw materials, fuels, parts or supplies for their activities during the year ended December 31, 2011, but no prediction can be made as to possible future supply problems or production disruptions resulting from possible shortages.  We are also subject to uncertainties involving labor relations issues at entities involved in our supply chain, both at suppliers and in the transportation and shipping area.  Our Continental, Container and Contico business units (and some others to a lesser extent) use polyethylene, polypropylene and other thermoplastic resins as raw materials in a substantial portion of their plastic products.  We have experienced significant price volatility in resins over the last several years and we expect such volatility to continue. In 2011, resin prices rose through the first ten months before falling at the end of the year. Prices have already risen in the first quarter of 2012. Worldwide economic recovery could result in demand exceeding supply which would result in shortages and drive prices even higher. Political unrest in the Middle East, aging refineries in the U.S. and hurricanes in the Gulf of Mexico could result in disruptions in supply.  Latex and acrylic binders as well as fiber (used in our abrasives products) have similar inflationary pressures and the potential for supply disruptions as these materials are also derived from oil and natural gas.

We use cotton and synthetic raw materials in our Wilen business unit.  Major cotton crop failures led to a world-wide shortage of cotton and significant price increases in 2010.  While the price of cotton has stabilized since that time, prices remain higher than prior to the shortage.  This has caused major producers to keep and reuse scrap cotton, causing shortages in smaller markets and resulting in significant pricing pressures as yarn producers must find other sources of material.

We import certain of our products from China. These products have seen inflationary pressures caused by currency and wage inflation along with increases in raw material costs. We have also experienced increases in transportation costs due to increasing demand and limited capacity of cargo ships, as well as increased fuel surcharges from our carriers.

We have not employed an active hedging program related to our commodity price risk, but have employed other strategies for managing this risk, including contracting for a certain percentage of resin needs through supply agreements and opportunistic spot purchases, vendor negotiations and other measures.  In addition, some price increases were implemented when possible; however, in a climate of rising raw material costs (especially in the last three years), we experience difficulty in raising prices to shift these higher costs to our consumer customers for our plastic products.  We cannot predict the direction our raw material prices will take during 2012 and beyond.

Employees

               As of December 31, 2011, we employed 533 people, of which 167 were members of a labor union.  Our labor relations are generally satisfactory and there have been no strikes in recent years.  Our union contract will expire in December 2012.  The Company has historically begun negotiations approximately one month prior to the expiration of the contract and expects to do the same in 2012.

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

Item 1A.  RISK FACTORS

In addition to other information and risk disclosures contained in this report, we encourage you to consider the risk factors discussed below in evaluating our business.  We work to manage and mitigate risks proactively.  Nevertheless, the following risk factors, some of which may be beyond our control, could materially impact our results of operations or cause future results to materially differ from current expectations.  Please also see “Forward-Looking Statements” in Part II, Item 7.

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

As of December 31, 2011, all of our outstanding debt was subject to variable interest rates.  An increase in interest rates may have a material adverse effect on our financial condition and results of operations.

The cost of servicing our debt on which we are required to make interest and principal payments may adversely affect our liquidity and financial condition, limit our ability to grow and compete, and prevent us from fulfilling our obligations under our indebtedness.

As of December 31, 2011, we had $14.4 million of debt outstanding.  Subject to limits contained in the agreements governing our outstanding debt, we may incur additional debt in the future.  Our indebtedness places significant demands on our cash resources, which may:

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

Our ability to make scheduled payments of principal or interest on our debt, or to refinance such debt, will depend upon our future operating performance, which is subject to general economic and competitive conditions and to financial, business and other factors, many of which we cannot control.  There can be no assurance that our business will continue to generate sufficient cash flow from operations in the future to service our debt or meet our other cash needs.  Should we fail to generate sufficient cash flows from operations to service our debt, we may be required to refinance all or a portion of our existing debt, sell assets at inopportune times or obtain additional financing to meet our debt obligations and other cash needs.  We cannot be assured that any such refinancing, sale of assets or additional financing would be possible on terms and conditions, including but not limited to the interest rate, which we would find acceptable.

We are obligated to comply with financial and other covenants in our debt agreements that could restrict our operating activities, and the failure to comply with such covenants could result in defaults that accelerate the payment under our debt.

The agreements relating to our outstanding debt, including our Loan and Security Agreement (the “PB Loan Agreement”) with the PrivateBank and Trust Company (“PrivateBank”), contain a number of restrictive covenants that limit our ability to, among other things:

•	incur additional debt;

•	make certain distributions, investments and other restricted payments;

•	limit the ability of restricted subsidiaries to make payments to us;

•	enter into transactions with affiliates;

•	create certain liens;

•	sell assets and if sold, use the proceeds at management’s discretion; and

•	consolidate, merge or sell all or substantially all of our assets.

Our secured debt also contains other customary covenants, including, among others, provisions relating to the maintenance of the property securing the debt and restricting our ability to pledge assets or create other liens.  The failure to comply with the covenants contained in our debt agreements could subject us to default remedies, including the acceleration of all or a substantial portion of our existing indebtedness.  If we were to breach any of our debt covenants and did not cure the breach within any applicable cure period, our lender could require us to repay the debt immediately, and/or, could immediately begin proceedings to take possession of the property securing the loan.  Our debt arrangements contain cross-default provisions, which means that the lender under those debt arrangements can place us in default and require immediate repayment of its debt if we breach and fail to cure a covenant under certain of our other debt obligations.  As a result, any default under our debt covenants could have an adverse effect on our financial condition, our results of operations, our ability to meet our obligations and the market value of our shares.

If we are unable to comply with the terms of our debt agreements, we could seek to obtain an amendment to such debt agreements and pursue increased liquidity through additional debt financing and/or the sale of assets.  It is possible, however, that we may not be able to obtain amendments from the lender or secure additional debt financing or liquidity through the sale of assets on favorable terms or at all.

Work stoppages or other labor issues at our facilities or those of our suppliers could adversely affect our operations.

At December 31, 2011, we employed 533 persons in our various businesses, of which approximately 31% were subject to a collective bargaining arrangement.  As a result, we are subject to the risk of work stoppages and other labor-relations matters.  Our union contract will expire in December 2012.

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

At any point in time, a number of our tax years are subject to audit by various taxing jurisdictions.  The results of these audits and negotiations with tax authorities may affect tax positions taken.  Additionally, our effective tax rate in a given financial statement period may be materially impacted by changes in the geographic mix or level of earnings, which could negatively impact our financial position and results of operations.

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

Because of high deductibles on our health insurance and workers’ compensation policies, we are effectively self-insured with respect to these coverages.  Employee health claims are self-insured except to the extent of stop-loss coverage on large claims.  In our financial statements, we maintain a reserve for health insurance and workers’ compensation claims using actuarial estimates from third-party consultants and historical data for payment patterns, cost trends and other relevant factors.  We evaluate the accrual rates for our reserves regularly throughout the year and we have in the past made adjustments as needed.  Due to the uncertainties inherent in the actuarial process, the amount reserved may differ from actual claim amounts and we may be required to further adjust our reserves in the future to reflect the actual cost of claims and related expenses.  If the actual cost of such claims and related expenses exceeds the amounts estimated, we may be required to record additional charges for these claims and/or additional reserves may be required, which would negatively impact our financial position and results of operations.

Item 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

Item 2.  PROPERTIES

As of December 31, 2011, our total building floor area owned or leased was 1,379,000 square feet, of which 185,000 square feet were owned and 1,194,000 square feet were leased.  The following table shows a summary by location of our principal facilities including the nature of the facility and the related business unit.

Location	Facility	Business Unit

UNITED STATES
California
Norwalk	Office, Manufacturing, Distribution	Continental, Contico, Container
Chino	Distribution	Continental, Glit ,Wilen

Georgia
Wrens*	Office, Manufacturing, Distribution	Glit

Missouri
Bridgeton	Office, Manufacturing, Distribution	Continental, Contico,Wilen, Corporate
Hazelwood	Manufacturing	Contico

CANADA
Ontario
Toronto	Office, Manufacturing	Gemtex
	Distribution	Gemtex, Continental, Glit ,Wilen

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

Item 4.  MINE SAFETY DISCLOSURES

Not applicable.

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

Period	High	Low
2010
First Quarter	$2.00	$1.05
Second Quarter	1.80	1.16
Third Quarter	1.74	0.45
Fourth Quarter	1.20	0.41

2011
First Quarter	$1.15	$0.41
Second Quarter	0.60	0.08
Third Quarter	0.12	0.03
Fourth Quarter	0.59	0.03

As of March 15, 2012, there were 501 holders of record of our common stock, in addition to approximately 850 holders in street name, and there were 7,951,176 shares of common stock outstanding.

Dividend Policy

Dividends are paid at the discretion of our Board of Directors.  The Company has not declared or paid any cash dividends on its common stock in recent years.  In addition, the PB Loan Agreement prohibits the Company from paying dividends on its securities, other than dividends paid solely in securities.  The Company currently intends to retain its future earnings, if any, to fund the development and growth of its business and, therefore, does not anticipate paying any dividends, either in cash or securities, in the foreseeable future.  Any future decision concerning the payment of dividends on the Company’s common stock will be subject to its obligations under the PB Loan Agreement and will depend upon the results of operations, financial condition and capital expenditure plans of the Company, as well as such other factors as the Board of Directors, in its sole discretion, may consider relevant.  For a discussion of our PB Loan Agreement, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Equity Compensation Plan Information

Information regarding securities authorized for issuance under the Company’s equity compensation plans as of December 31, 2011 is set forth in Part III, Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Item 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report and the information incorporated by reference in this report contain various “forward-looking statements” as defined in Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act of 1934, as amended.  The forward-looking statements are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management.  We have based these forward-looking statements on current expectations and projections about future events and trends affecting the financial condition of our business. Additional information concerning these and other risks and uncertainties is included in Part I, Item 1A under the caption “Risk Factors”.  Words and phrases such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “projects,” “may,” “should,” “will,”  “continue,” “is subject to,” and the like are intended to identify forward-looking statements.  The results referred to in forward-looking statements may differ materially from actual results because they involve estimates, assumptions and uncertainties.  Forward-looking statements included herein are as of the date hereof and we undertake no obligation to revise or update such statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.  All forward-looking statements should be viewed with caution.  These forward-looking statements are subject to risks and uncertainties that may lead to results that differ materially from those expressed in any forward-looking statement made by us or on our behalf, including, among other things:

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

For purposes of this discussion and analysis section, reference is made to the table below and our Consolidated Financial Statements included in Part II, Item 8.  In October 2011, we sold substantially all assets and certain liabilities related to the DISCO division of CCP and, as a result, the operations of this division are reflected as discontinued operations for all periods presented.

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

Key elements in achieving profitability include 1) lowering our cost structure, from a production, distribution and administrative standpoint, 2) providing outstanding customer service and 3) containing raw material costs (especially plastic resins) or raising prices to shift these higher costs to our customers for our plastic products.  In addition to continually striving to reduce our cost structure, we are seeking to offset pricing challenges by developing new products.  We introduced a new product in our Glit business unit that allows us to be more competitive in the stone floor cleaning market, as well as make us more competitive in the market place.  We have also introduced a new line of microfiber products in our Wilen business unit that will take advantage of new cleaning requirements in the janitorial market.

	Years Ended December 31,
	2011		2010
	(Amounts in Thousands, except per share data and percentages)
	$	% to Sales	$	% to Sales
Net sales	$120,321	100.0	$124,761	100.0
Cost of goods sold	109,034	90.6	114,234	91.6
Gross profit	11,287	9.4	10,527	8.4
Selling, general and administrative expenses	18,297	15.2	19,289	15.5
Severance, restructuring and related charges	417	0.3	1,277	1.0
Loss (gain) on sale or disposal of assets	58	0.1	(216)	(0.2)
Operating loss	(7,485)	(6.2)	(9,823)	(7.9)

Interest expense	(2,055)		(1,528)
Other, net	175		2,232

Loss from continuing operations before income tax benefit	(9,365)		(9,119)
Income tax benefit from continuing operations	230		491

Loss from continuing operations	(9,135)		(8,628)
Income from operations of discontinued business (net of tax)	2,843		3,561
Gain on sale of discontinued business (net of tax)	11,099		-
Net income (loss)	$4,807		$(5,067)

Net income (loss) per share of common stock - Basic
Loss from continuing operations	$(1.15)		$(1.09)
Discontinued operations	1.75		0.45
Net income (loss)	$0.60		$(0.64)

Net income (loss) per share of common stock - Diluted
Loss from continuing operations	$(0.34)		$(1.09)
Discontinued operations	0.52		0.45
Net income (loss)	$0.18		$(0.64)

RESULTS OF OPERATIONS - 2011 COMPARED TO 2010

Net sales of $120.3 million for the year ended December 31, 2011 reflected a decrease of $4.4 million, or 3.6%, from the year ended December 31, 2010.  The decrease in net sales resulting from volume, primarily in our Continental and Glit business units partially due to four less shipping days in 2011 than in 2010, was 5.9%, which was partially offset by increases related to pricing and currency translation of 2.3%.  Gross margin was 9.4% for the year ended December 31, 2011, an increase of 1.0 percentage point from the prior year.  Gross margin was impacted by an unfavorable variance in our LIFO adjustment of $0.3 million resulting from an increase in resin prices and inventory levels.  Excluding the LIFO adjustment, gross margin for the year ended December 31, 2011 increased 1.3 percentage points from the prior year.  The increase was primarily a result of improved efficiencies in our Wilen operation after the relocation of this operation from Atlanta, Georgia to Bridgeton, Missouri in 2010 and lower depreciation from assets becoming fully depreciated, as well as price increases referenced above.  As a result, our gross profit increased $0.8 million from $10.5 million to $11.3 million.

Selling, general & administrative (“SG&A”) expenses were $18.3 million for the year ended December 31, 2011, a $1.0 million reduction from the prior year.  The decrease was primarily due to lower stock-based compensation expense due to our lower stock price and the reversal of prior years’ compensation expense as a result of cancelled unvested options in 2011, and reduced headcount as a result of cost-cutting efforts.

Our operating loss decreased $2.3 million from $9.8 million for the year ended December 31, 2010 to $7.5 million for the year ended December 31, 2011.  Operating results for the year ended December 31, 2011 included severance, restructuring and related charges of $0.4 million associated with the Company’s noncancelable lease liability for an abandoned facility, and the related sub-lease rental.  Operating results for the year ended December 31, 2010 were negatively impacted by severance, restructuring and related charges of $1.3 million associated with the Company’s initiative to close its Wilen facility in Atlanta, Georgia and relocate the manufacturing and distribution functions to Bridgeton, Missouri.  See Note 15 to the Consolidated Financial Statements in Part II, Item 8 for discussion on severance, restructuring and related charges.

Interest expense increased by $0.5 million in 2011 compared to 2010 primarily as a result of $0.5 million of debt issuance costs being written off with the extinguishment of the PNC Credit Agreement (as defined below).

Other income during the year ended December 31, 2010 primarily consists of a $2.1 million gain recognized from a settlement of an existing obligation due to Pentland USA, Inc. (“Pentland”).

The income tax benefit for the years ended December 31, 2011 and 2010 reflects the recognition of uncertain tax positions of $0.2 million and $0.5 million, respectively, as the statutes of limitations on certain tax years expired.

Loss from continuing operations of $9.1 million for the year ended December 31, 2011 was $0.5 million greater than the year ended December 31, 2010.  Prior year results included the $2.1 million Pentland gain previously discussed. The remaining improvement was a result of improved gross margin and reduced SG&A expenses as discussed above.

With the sale of the DISCO division on October 4, 2011, all activity associated with this division has been classified as discontinued operations.  Income from operations for this division was $2.8 million and $3.6 million for the years ended December 31, 2011 and 2010, respectively.  During the year ended December 31, 2011, we recorded a gain of $11.1 million on the sale of this division.

Overall, we reported net income of $4.8 million, or $0.18 per diluted share, for the year ended December 31, 2011, as compared to a net loss of $5.1 million, or $0.64 per diluted share, in the same period of 2010.

LIQUIDITY AND CAPITAL RESOURCES

We require funding for working capital needs and capital expenditures.  We believe that our cash flow from operations and the use of available borrowings under the PB Loan Agreement (as defined below) provide sufficient liquidity for our operations going forward.  As of December 31, 2011, we had cash of $0.7 million and outstanding checks of $0.9 million as compared to cash of $1.3 million and outstanding checks of $1.3 million at December 31, 2010.  As of December 31, 2011, we had outstanding borrowings of $14.4 million (53% of total capitalization) under the PB Loan Agreement.  Our unused borrowing availability at December 31, 2011 on the PB Loan Agreement was $4.9 million.  As of December 31, 2010, we had outstanding borrowings of $22.9 million (72% of total capitalization) with unused borrowing availability of $0.5 million after the $1.1 million minimum availability requirement under the PNC Credit Agreement (as defined below).

PB Loan Agreement

On October 4, 2011, CCP, Glit/Gemtex, Ltd. and 3254018 Nova Scotia Limited (collectively, the “Borrowers”), wholly-owned subsidiaries of the Company, entered into a Loan and Security Agreement (the “PB Loan Agreement”) with the PrivateBank and Trust Company (“PrivateBank”).  The PB Loan Agreement is a $20.0 million revolving credit facility, including a $3.0 million sub-limit for letters of credit and a $2.5 million sub-limit for capital expenditures (“CapEx Sublimit”). The proceeds of the Borrowers’ initial borrowing under the PB Loan Agreement were used to repay the Revolving Credit, Term Loan and Security Agreement, as amended (“PNC Credit Agreement”), with PNC Bank, National Association (“PNC Bank”) and pay fees and expenses associated with the negotiation and consummation of the credit facility.  All extensions of credit under the PB Loan Agreement are collateralized by a first priority security interest in and lien upon substantially all present and future assets and properties of the Company and the Borrowers.  The Company guarantees the obligations of the Borrowers under the PB Loan Agreement.

The PB Loan Agreement has an expiration date of September 29, 2014 and its borrowing base is determined by eligible inventory and accounts receivable, amounting to $19.2 million at December 31, 2011.  The Company’s borrowing base under the PB Loan Agreement is reduced by the outstanding amount of standby and commercial letters of credit and any outstanding borrowings under the CapEx Sublimit.  There were no outstanding borrowings under the CapEx Sublimit as of December 31, 2011.  Currently, the Company’s largest letters of credit relate to its casualty insurance programs.  Upon extinguishment of the PNC Credit Agreement, the Company was required to advance cash to PNC Bank as collateral for the outstanding letters of credit in the amount of $2.6 million, all of which was still outstanding at December 31, 2011.  The cash advance is recorded within other current assets and the revolving credit agreement in the Consolidated Balance Sheets.  At December 31, 2011, total outstanding letters of credit were $2.4 million, all of which are issued by PNC Bank under the PNC Credit Agreement until they are transferred to PrivateBank under the PB Loan Agreement.

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

The PB Loan Agreement includes a financial covenant regarding fixed charge coverage ratio.  The Company was in compliance with this financial covenant at December 31, 2011.

If the Company is unable to comply with the terms of the PB Loan Agreement, it could seek to obtain amendments and pursue increased liquidity through additional debt financing and/or the sale of assets.  However, the Company believes that it will be able to comply with the agreement throughout 2012.

All of the debt under the PB Loan Agreement is re-priced to current rates at frequent intervals.  Therefore, its fair value approximates its carrying value at December 31, 2011.  For the years ended December 31, 2011 and 2010, the Company had amortization of debt issuance costs, included within interest expense, of $0.9 million and $0.5 million, respectively.  Included in amortization of debt issuance costs for the year ended December 31, 2011 is approximately $0.5 million of debt issuance costs written off due to the extinguishment of the PNC Credit Agreement.  Included in amortization of debt issuance costs for the year ended December 31, 2010 is approximately $0.2 million of debt issuance costs written off due to the extinguishment of the Second Amended and Restated Credit Agreement with Bank of America.  The Company incurred $0.7 million of debt issuance costs during the year ended December 31, 2011 associated with entering into the PB Loan Agreement and amending the PNC Credit Agreement.  The costs associated with entering into the PB Loan Agreement were deferred and are being amortized over the term of the agreement.

The PB Loan Agreement requires lockbox agreements which provide for all Company receipts to be swept daily to reduce borrowings outstanding.  These agreements, combined with the existence of a material adverse effect (“MAE”) clause in the PB Loan Agreement, cause the revolving credit facility to be classified as a current liability, per guidance in the Accounting Standards Codification established by the Financial Accounting Standards Board.  The Company does not expect to repay, or be required to repay, within one year, the balance of the revolving credit facility, which is classified as a current liability.  The revolving credit facility does not expire or have a maturity date within one year, but rather has a final expiration date of September 29, 2014.  The MAE clause, which is a fairly typical requirement in commercial credit agreements, allows the lender to require the loan to become due if it determines there has been a material adverse effect on the Company’s operations, business, properties, assets, liabilities, condition, or prospects.

Cash Flow

Cash used in operating activities before changes in operating assets and liabilities was $4.0 million for the year ended December 31, 2011, a slight decrease from $4.1 million for the year ended December 31, 2010.  Changes in operating assets and liabilities used $6.6 million for the year ended December 31, 2011 as compared to $4.9 million for the year ended December 31, 2010.  The current year usage was a result of an increase in inventory, a $2.6 million cash collateralization of letters of credit in connection with the termination of the PNC Credit Agreement, a decrease in accounts payable as we worked to improve payment history with our vendors, and a decrease in accrued expenses due to lower rebate and casualty insurance accruals.  As of December 31, 2011 we were turning our inventory at 3.4 times per year as compared to 3.9 times per year as of December 31, 2010.

Cash flows used in financing activities in the year ended December 31, 2011 reflect a $8.5 million decrease in our debt levels since December 31, 2010 and $0.7 million in direct costs associated with refinancing.  Debt levels decreased during the year ended December 31, 2011 as a result of the sale of the DISCO division of CCP and the refinancing with PrivateBank.

Off-balance Sheet Arrangements

None.

Transactions with Related and Certain Other Parties

Kohlberg & Co., L.L.C. (“Kohlberg”), an affiliate of Kohlberg Investors IV, L.P., whose affiliate holds all 1,131,551 shares of our Convertible Preferred Stock, provides ongoing management oversight and advisory services to the Company.  At December 31, 2011, the Company owed Kohlberg $1.8 million for these services.  We incurred expenses of $0.5 million for these services in each of 2011 and 2010.  We expect to incur $0.5 million annually for these services in future years.

In February 2011, loans of $0.1 million each were received from two directors of the Company, and a loan of $50,000 was received from the Company’s Chief Executive Officer.  In connection with these loans, the Company entered into subordinated promissory notes with these individuals.  These notes were set to mature on November 26, 2013 and accrued interest at a rate of 15% per year, to be paid in quarterly installments, which was paid by capitalizing such interest and adding such capitalized interest to the principal amount of the subordinated notes.  These notes were repaid by the Company in October 2011.  During the outstanding period of the notes, a total of $24,000 of interest was capitalized into the principal amount of the notes and repaid in October 2011.

OUTLOOK FOR 2012

We believe that our core janitorial/sanitary maintenance and foodservice market was down in 2011 due to continued economic weakness and reduction of government spending.  Given the current economic environment, we believe the Company has the opportunity to experience growth in-line with gross domestic product (“GDP”) for 2012 for our core janitorial/sanitary maintenance and food service markets.  We expect sales growth in our industrial and retail channels with the introduction of new products.  In early 2012 we will be introducing a new product in our Glit business unit that will allow us to broaden our offering into the industrial market.  We will also be introducing two new products in our Contico storage business unit that will give us better penetration into the mass distribution and do-it-yourself channels.

Cost of goods sold is subject to variability in the prices for certain raw materials, most significantly thermoplastic resins used in the manufacture of plastic products for the Continental, Container and Contico businesses.  These products have seen significant price increases prior to and during 2011 due, in part, to increases in oil and natural gas prices.  In particular, prices on polypropylene have risen sharply due to shortages in polypropylene monomer as a result of refineries processing more natural gas than oil, thus producing less polypropylene monomer as a by-product of the refining process.  Supply of resins is also at risk due to political unrest in the Middle East and the potential for production outages in the U.S. because of aging refineries.  Latex and acrylic binders as well as fiber (used in our abrasives products) have similar inflationary pressures and the potential for supply disruptions as these materials are also derived from oil and natural gas.  We use cotton and synthetic raw materials in our Wilen business unit.  Major cotton crop failures led to a world-wide shortage of cotton and significant price increases in 2010.  While the price of cotton has stabilized since that time, prices remain higher than prior to the shortage.  Prices of thermoplastic resins have continued to rise during the first quarter of 2012.  We have not employed an active hedging program related to our commodity price risk, but are employing other strategies for managing this risk, including contracting for a certain percentage of resin needs through supply agreements and opportunistic spot purchases.  In a climate of rising raw material costs, we have experienced difficulty in raising prices to shift these higher costs to our customers, particularly to our mass merchant customers for our plastic products.  Our future earnings may be negatively impacted to the extent further increases in costs for raw materials cannot be recovered or offset through higher selling prices within a timely manner.  We have announced a price increase effective in the second quarter of 2012 to offset current inflation in the cost of raw materials.  We cannot predict the direction our raw material prices will take during 2012.

SG&A expenses as a percentage of sales were lower in 2011 as compared to 2010.  The percentage decreased primarily as a result of lower stock-based compensation expense and reduced headcount.  We expect the percentage to decline further in 2012 as we continue to evaluate the possibility of further consolidation of administrative processes and reduction in other SG&A expenses in order to achieve cost improvements.

We cannot predict the future levels of interest rates.  Under the PB Loan Agreement the Company’s interest rates on all of our outstanding borrowings and letters of credit are lower as of December 31, 2011 than they were as of December 31, 2010 under the PNC Credit Agreement.

Given our history of operating losses, along with guidance provided by the accounting literature covering accounting for income taxes, we are unable to conclude it is more likely than not that we will be able to generate future taxable income sufficient to realize the benefits of domestic deferred tax assets carried on our books.  Therefore, a full valuation allowance on the net deferred tax asset position was recorded at December 31, 2011, and we do not expect to record the benefit of any deferred tax assets that may be generated in 2012.  We will continue to record current expense associated with foreign and state income taxes.

We expect our working capital levels to remain constant as a percentage of sales.  However, inventory carrying values may be adversely affected by higher material costs.  We expect to use cash flow in 2012 for capital expenditures and interest payments due under the PB Loan Agreement.

If the Company is unable to comply with the covenants of the PB Loan Agreement, it could seek to obtain amendments and pursue increased liquidity through additional debt financing and/or the sale of assets.  However, the Company believes that it will be able to comply with all covenants throughout 2012.  In addition, we are continually evaluating alternatives relating to the sale of excess assets and divestitures of certain of our business units.  Asset sales and business divestitures present opportunities to provide additional liquidity by de-leveraging our financial position.  However, the Company may not be able to secure liquidity through the sale of assets on favorable terms or at all.

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

Stock-based Compensation – Compensation cost recognized during the years ended December 31, 2011 and 2010 includes:  a) compensation cost for all stock options granted based on the grant date fair value amortized over the options’ vesting period and b) compensation cost for outstanding SARs as of December 31, 2011 and 2010 based on the December 31, 2011 and 2010 fair value, respectively.

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

Although we make every effort to ensure the accuracy of our forecasts of future product demand, any significant unanticipated changes in demand or product developments could have a significant impact on the value of our inventory and our reported operating results.  Our reserves for excess and obsolete inventory were $1.1 million and $1.2 million as of December 31, 2011 and 2010, respectively.

Goodwill and Impairments of Long-Lived Assets – In connection with certain acquisitions, we recorded goodwill representing the cost of the acquisition in excess of the fair value of the net assets acquired.  At December 31, 2011 we had goodwill recorded of $0.7 million.  For purposes of evaluating goodwill impairment, the Company consists of one reporting unit, which is the same as the Company itself as a whole.  The fair value of the reporting unit is determined annually, or as indicators of impairment are identified, and the fair value is compared to the carrying value of the reporting unit.  Fair value is calculated using a combination of a market approach and a discounted cash flow calculation.  To execute the market approach, an equity fair value calculation is prepared using the share price of the Company’s common stock at selected periods of time multiplied by the total outstanding shares.  Our preferred shares are assumed converted into common shares for purposes of this calculation, and an equal weight is placed on each share price used.  The discounted cash flow calculation uses management’s operating budget to project the following fiscal year’s cash flows, and forecasted amounts for the next four years based on management’s best estimate of increases in sales and operating expenses as well as gross margin improvements.  If the fair value exceeds the carrying value, then no adjustment is necessary.  If the carrying value of the reporting unit exceeds the fair value, appraisals are performed of long-lived assets and other adjustments are made to arrive at a revised fair value balance sheet.  This revised fair value balance sheet (without goodwill) is compared to the fair value of the business previously determined, and a revised goodwill amount is determined.  If the indicated goodwill amount meets or exceeds the current carrying value of goodwill, then no adjustment is required.  However, if the result indicates a reduced level of goodwill, an impairment is recorded to state the goodwill at the revised level.  Any impairments of goodwill are recorded as a component of income from continuing operations.  As of December 31, 2011 the fair value of our reporting unit exceeded the carrying value by 49%.

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

Income Taxes – We recognize deferred income tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities.  Deferred income tax assets also include federal, state and foreign net operating loss carry-forwards, primarily due to the significant operating losses incurred during recent years, as well as various tax credits.  We regularly review our deferred income tax assets for recoverability taking into consideration historical net income (losses), projected future income (losses) and the expected timing of the reversals of existing temporary differences.  We establish a valuation allowance when it is more likely than not that these assets will not be recovered.  As of December 31, 2011, we had a valuation allowance of $76.3 million.  Given the negative evidence provided by our history of operating losses, we were unable to conclude that it is more likely than not that our deferred tax assets would be recoverable through the generation of future taxable income.  We will continue to evaluate our valuation allowance requirements based on future operating results and business acquisitions and dispositions, and we may adjust our deferred tax asset valuation allowance.  Such changes in our deferred tax asset valuation allowance will be reflected in current operations through our income tax provision.

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

Workers’ Compensation and General Liabilities – We make payments for workers’ compensation and general liability claims generally through the use of a third party claims administrator.  We have purchased insurance coverage for large claims over our large deductible, retroactive and self-insured retention levels.  Our workers’ compensation liabilities are developed using actuarial methods based upon historical data for payment patterns, cost trends, and other relevant factors.  In order to consider a range of possible outcomes, we have based our estimates of liabilities in this area on several different sources of loss development factors, including those from the insurance industry, the manufacturing industry, and factors developed in-house.  Our general approach is to identify a reasonable, logical conclusion, typically in the middle range of the possible outcomes.  While we believe that our liabilities for workers’ compensation and general liability claims as of December 31, 2011 are adequate and that the judgment applied is appropriate, such estimated liabilities could differ materially from what will actually transpire in the future.

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

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Katy Industries, Inc.

We have audited the accompanying consolidated balance sheets of Katy Industries, Inc. and Subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the two-year period ended December 31, 2011. Katy Industries, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Katy Industries, Inc. and Subsidiaries as of December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

/s/ UHY LLP

St. Louis, Missouri
March 26, 2012

KATY INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2011 and 2010
(Amounts in Thousands)

ASSETS

	2011	2010
CURRENT ASSETS:
Cash	$730	$1,319
Trade accounts receivable, net of allowances of $65 and $98	11,759	11,508
Inventories, net	17,262	15,009
Other current assets	4,086	1,496
Assets held for sale	-	4,293

Total current assets	33,837	33,625

OTHER ASSETS:
Goodwill	665	665
Intangibles, net	2,478	2,832
Other	2,032	3,160

Total other assets	5,175	6,657

PROPERTY AND EQUIPMENT
Land and improvements	336	336
Buildings and improvements	9,101	9,031
Machinery and equipment	86,926	89,247

	96,363	98,614
Less - Accumulated depreciation	(77,562)	(76,002)

Property and equipment, net	18,801	22,612

Total assets	$57,813	$62,894

See Notes to Consolidated Financial Statements.

KATY INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2011 and 2010
(Amounts in Thousands, Except Share Data)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	2011	2010
CURRENT LIABILITIES:
Accounts payable	$8,928	$10,619
Book overdraft	946	1,257
Accrued compensation	1,317	1,492
Accrued expenses	8,701	10,460
Payable to related party	1,750	500
Deferred revenue	688	-
Current maturities, long-term debt	-	1,275
Revolving credit agreement	14,359	15,432
Liabilities held for sale	-	1,345

Total current liabilities	36,689	42,380

LONG-TERM DEBT, less current maturities	-	6,169

DEFERRED REVENUE	2,605	-

OTHER LIABILITIES	5,904	5,306

Total liabilities	45,198	53,855

COMMITMENTS AND CONTINGENCIES (Note 14)

STOCKHOLDERS’ EQUITY
15% Convertible preferred stock, $100 par value; authorized 1,200,000 shares; issued and outstanding 1,131,551 shares; liquidation value $113,155	108,256	108,256
Common stock, $1 par value; authorized 35,000,000 shares; issued 9,822,304 shares	9,822	9,822
Additional paid-in capital	27,110	27,385
Accumulated other comprehensive loss	(2,361)	(1,405)
Accumulated deficit	(108,775)	(113,582)
Treasury stock, at cost, 1,871,128 shares	(21,437)	(21,437)

Total stockholders' equity	12,615	9,039

Total liabilities and stockholders' equity	$57,813	$62,894

See Notes to Consolidated Financial Statements.

KATY INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2011 and 2010
(Amounts in Thousands, Except Per Share Data)

	2011	2010

Net sales	$120,321	$124,761
Cost of goods sold	109,034	114,234
Gross profit	11,287	10,527
Selling, general and administrative expenses	18,297	19,289
Severance, restructuring and related charges	417	1,277
Loss (gain) on sale or disposal of assets	58	(216)
Operating loss	(7,485)	(9,823)
Interest expense	(2,055)	(1,528)
Other, net	175	2,232

Loss from continuing operations before income tax benefit	(9,365)	(9,119)
Income tax benefit from continuing operations	230	491

Loss from continuing operations	(9,135)	(8,628)
Income from operations of discontinued business (net of tax)	2,843	3,561
Gain on sale of discontinued business (net of tax)	11,099	-

Net income (loss)	$4,807	$(5,067)

Net income (loss) per share of common stock - Basic
Loss from continuing operations	$(1.15)	$(1.09)
Discontinued operations	1.75	0.45
Net income (loss)	$0.60	$(0.64)

Net income (loss) per share of common stock - Diluted
Loss from continuing operations	$(0.34)	$(1.09)
Discontinued operations	0.52	0.45
Net income (loss)	$0.18	$(0.64)

See Notes to Consolidated Financial Statements.

KATY INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED DECEMBER 31, 2011 and 2010
(Amounts in Thousands, Except Share Data)

						Accumulated
	Convertible		Common			Other
	Preferred Stock		Stock		Additional	Compre-			Compre-	Total
	Number of	Par	Number of	Par	Paid-in	hensive	Accumulated	Treasury	hensive	Stockholders'
	Shares	Value	Shares	Value	Capital	Loss	Deficit	Stock	Income (Loss)	Equity
Balance, January 1, 2010	1,131,551	$108,256	9,822,304	$9,822	$27,246	$(2,053)	$(108,515)	$(21,437)		$13,319
Net loss	-	-	-	-	-	-	(5,067)	-	$(5,067)	(5,067)
Foreign currency translation adjustment	-	-	-	-	-	142	-	-	142	142
Pension and other postretirement benefits	-	-	-	-	-	506	-	-	506	506
Comprehensive loss									$(4,419)
Stock compensation	-	-	-	-	139	-	-	-		139
Balance, December 31, 2010	1,131,551	$108,256	9,822,304	$9,822	$27,385	$(1,405)	$(113,582)	$(21,437)		$9,039
Net income	-	-	-	-	-	-	4,807	-	$4,807	4,807
Foreign currency translation adjustment	-	-	-	-	-	103	-	-	103	103
Pension and other postretirement benefits	-	-	-	-	-	(1,059)	-	-	(1,059)	(1,059)
Comprehensive income									$3,851
Stock compensation	-	-	-	-	(275)	-	-	-		(275)
Balance, December 31, 2011	1,131,551	$108,256	9,822,304	$9,822	$27,110	$(2,361)	$(108,775)	$(21,437)		$12,615

See Notes to Consolidated Financial Statements.

KATY INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2011 and 2010
(Amounts in Thousands)

	2011	2010
Cash flows from operating activities:
Net income (loss)	$4,807	$(5,067)
Income from discontinued operations	(13,942)	(3,561)
Loss from continuing operations	(9,135)	(8,628)
Depreciation	4,319	6,002
Amortization of intangible assets	436	449
Write-off and amortization of debt issuance costs	938	470
Stock-based compensation	(570)	(66)
Loss (gain) on sale or disposal of assets	58	(216)
Gain on settlement of existing obligation	-	(2,100)
	(3,954)	(4,089)
Changes in operating assets and liabilities:
Accounts receivable	(274)	(798)
Inventories	(2,296)	(85)
Other assets	(1,357)	(423)
Accounts payable	(1,699)	1,663
Accrued expenses	(1,890)	(2,097)
Payable to related party	1,250	-
Other	(367)	(3,126)
	(6,633)	(4,866)

Net cash used in continuing operations	(10,587)	(8,955)
Net cash provided by discontinued operations	3,132	3,745
Net cash used in operating activities	(7,455)	(5,210)

Cash flows from investing activities:
Capital expenditures	(503)	(914)
Proceeds from sale of assets, net	82	351
Net cash used in continuing operations	(421)	(563)
Net cash provided by (used in) discontinued operations	16,670	(28)
Net cash provided by (used in) investing activities	16,249	(591)

Cash flows from financing activities:
Net (repayments) borrowings on revolving loans	(1,048)	6,529
Decrease in book overdraft	(311)	(28)
Proceeds from term loans	-	8,182
Repayments of term loan	(7,444)	(7,637)
Direct costs associated with debt facilities	(692)	(775)
Net cash (used in) provided by financing activities	(9,495)	6,271

Effect of exchange rate changes on cash	112	102
Net (decrease) increase in cash	(589)	572
Cash, beginning of period	1,319	747
Cash, end of period	$730	$1,319

See Notes to Consolidated Financial Statements.

KATY INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2011 and 2010

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

As discussed in Note 3, in October 2011, the Company sold substantially all assets and certain liabilities related to the DISCO division of Continental Commercial Products, LLC (“CCP”), a wholly-owned subsidiary of the Company.  The Company accounted for this division as a discontinued operation, and, accordingly, has reclassified the financial results for all periods presented to reflect them as such. Unless otherwise noted, discussions in these notes pertain to the Company’s continuing operations.

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

Deferred Revenue – In connection with the sale of the DISCO division of CCP as discussed in Note 3, the Company entered into a supply agreement (the “Supply Agreement”) with DISCO Acquisition Corp. (the “Buyer”) whereby the Company will provide certain products to the Buyer, in accordance with the Supply Agreement, for a term ending September 30, 2016. A portion of the proceeds from the sale were deemed to be related to this Supply Agreement and were therefore deferred and will be amortized over the term of the Supply Agreement. This amortization period is expected to approximate the timing and quantity of shipments under the Supply Agreement. During the year ended December 31, 2011, the Company recognized $0.1 million as revenue. As of December 31, 2011, $3.3 million was recorded as deferred revenue, $0.7 million of which was current and $2.6 million of which was long-term.

Advertising Costs – Advertising costs are expensed as incurred.  Advertising costs expensed in 2011 and 2010 were $0.5 million and $0.6 million, respectively.

Accounts Receivable and Allowance for Doubtful Accounts – Trade accounts receivable are recorded at the invoiced amount and do not bear interest.  The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable.  The Company determines the allowance in part based on its historical write-off experience. The Company reviews its allowance for doubtful accounts quarterly, which includes a review of past due balances over 30 days.  All other balances are reviewed on a pooled basis by market distribution channels.  Account balances are charged off against the allowance when the Company determines it is probable the receivable will not be recovered.  The Company does not have any off-balance-sheet credit exposure related to its customers.

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

Inventories – Inventories are stated at the lower of cost or market value, and reserves are established for excess and obsolete inventory in order to ensure proper valuation of inventories.  Cost includes materials, labor and overhead.  At December 31, 2011 and 2010, approximately 62% and 61%, respectively, of the Company’s inventories were accounted for using the last-in, first-out (“LIFO”) method of costing, while the remaining inventories were accounted for using the first-in, first-out (“FIFO”) method.  Current cost, as determined using the FIFO method, exceeded LIFO cost by $4.5 million and $3.8 million at December 31, 2011 and 2010, respectively.  For the years ended December 31, 2011 and 2010, the Company recognized a loss of $0.7 million and $0.3 million, respectively, of LIFO valuation adjustments.  The components of inventories are:

	December 31,
	2011	2010
	(Amounts in Thousands)

Raw materials	$8,841	$7,845
Finished goods	13,992	12,226
Inventory reserves	(1,072)	(1,250)
LIFO reserve	(4,499)	(3,812)
	$17,262	$15,009

Goodwill – Goodwill represents the excess purchase price over the fair value of net assets acquired.  Goodwill is not amortized, but is tested for impairment annually as of the end of the fourth quarter.  For purposes of evaluating goodwill impairment, the Company consists of one reporting unit, which is the same as the Company itself as a whole.  The fair value of the reporting unit is determined annually, or as indicators of impairment are identified, and the fair value is compared to the carrying value of the reporting unit.  Fair value is calculated using a combination of a market approach and a discounted cash flow calculation.  To execute the market approach, an equity fair value calculation is prepared using the share price of the Company’s common stock at selected periods of time multiplied by the total outstanding shares.  Preferred shares are assumed converted into common shares for purposes of this calculation, and an equal weight is placed on each share price used.  The discounted cash flow calculation uses management’s operating budget to project the following fiscal year’s cash flows, and forecasted amounts for the next four years based on management’s best estimate of increases in sales and operating expenses as well as gross margin improvements.  If the fair value exceeds the carrying value, then no adjustment is necessary.  If the carrying value of the reporting unit exceeds the fair value, appraisals are performed of long-lived assets and other adjustments are made to arrive at a revised fair value balance sheet.  This revised fair value balance sheet (without goodwill) is compared to the fair value of the business previously determined, and a revised goodwill amount is determined.  If the indicated goodwill amount meets or exceeds the current carrying value of goodwill, then no adjustment is required.  However, if the result indicates a reduced level of goodwill, an impairment is recorded to state the goodwill at the revised level.  Any impairments of goodwill are recorded as a component of income from continuing operations.  As of December 31, 2011 the fair value of our reporting unit exceeded the carrying value by 49%.  See Note 4.

Property and Equipment – Property and equipment are stated at cost and depreciated using the straight-line method over their estimated useful lives: buildings (10-40 years); machinery and equipment (3-20 years); and leasehold improvements over the remaining lease period or useful life, if shorter.  Costs for repair and maintenance of machinery and equipment are expensed as incurred, unless the result significantly increases the useful life or functionality of the asset, in which case capitalization is considered.  Depreciation expense from continuing operations for 2011 and 2010 was $4.3 million and $6.0 million, respectively.

An asset retirement obligation associated with the retirement of a tangible long-lived asset is recognized as a liability in the period in which it is incurred or becomes determinable, with an associated increase in the carrying amount of the related long-term asset.  The cost of the tangible asset, including the initially recognized asset retirement cost, is depreciated over the useful life of the asset.  The Company has recorded as of December 31, 2011 an asset of $0.2 million and related liability of $1.0 million for retirement obligations associated with returning certain leased properties to the respective lessors upon the termination of the lease arrangements.  A summary of the changes in asset retirement obligation is included in the table below (amounts in thousands):

Asset retirement obligation at January 1, 2010	$856
Accretion expense	28
Payments	(26)
Asset retirement obligation at December 31, 2010	858
Accretion expense	35
Changes in estimates	116
Other	(56)
Asset retirement obligation at December 31, 2011	$953

On January 1, 2009, the Company entered into a new lease agreement for its largest facility in Bridgeton, Missouri.  In connection with the new lease agreement the Company was granted a tenant improvement allowance of $0.7 million in 2009.  The allowance was recorded as leasehold improvement assets and is being depreciated over the term of the new lease.  The Company also recorded a deferred rent liability of $0.7 million in 2009 which is being amortized as a reduction of rental expense over the term of the new lease on a straight-line basis.  The balance of the deferred rent liability was $0.5 million and $0.6 million at December 31, 2011 and 2010, respectively.

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

Foreign Currency Translation – The results of the Company’s Canadian subsidiaries are translated to U.S. dollars using the current-rate method.  Assets and liabilities are translated at the year end spot exchange rate, revenue and expenses at average exchange rates and equity transactions at historical exchange rates.  Exchange differences arising on translation are recorded as a component of accumulated other comprehensive loss.  The Company recorded losses on foreign exchange transactions (included in Other, net in the Consolidated Statements of Operations) of $0.2 million and $48,000 in 2011 and 2010, respectively.

Accumulated Other Comprehensive Loss – The components of accumulated other comprehensive loss are foreign currency translation adjustments and pension and other postretirement benefits adjustments.  The balance of the foreign currency translation adjustments account was $0.6 million and $0.7 million at December 31, 2011 and 2010, respectively.  The balance of the pension and other postretirement benefits adjustments account was $1.8 million and $0.7 million at December 31, 2011 and 2010, respectively.

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

Stock Options and Other Stock Awards – Compensation cost recognized during the years ended December 31, 2011 and 2010 includes:  a) compensation cost for all stock options based on the grant date fair value amortized over the options’ vesting period and b) compensation cost for outstanding stock appreciation rights (“SARs”) as of December 31, 2011 and 2010 based on the December 31 fair value.  The Company re-measures the fair value of SARs each reporting period until the award is settled and compensation expense is recognized each reporting period for changes in fair value and vesting.

The following table shows total compensation expense (see Note 9 for descriptions of Stock Incentive Plans) included in the Consolidated Statements of Operations for the years ended December 31 (amounts in thousands):

	2011	2010

Stock option (income) expense	$(274)	$139
Stock appreciation right income	(296)	(205)
	$(570)	$(66)

For the year ended December 31, 2011, stock option income resulted from the reversal of compensation expense recognized on the cancellation of unvested stock options previously held by the Company’s Chief Executive Officer, the Company’s Chief Financial Officer and the Company’s former Vice President-Operations.

The fair value of stock options is estimated at the date of grant using a Black-Scholes option pricing model.  As the Company does not have sufficient historical exercise data to provide a basis for estimating the expected term, the Company uses the simplified method for estimating the expected term by averaging the minimum and maximum lives expected for each award.  In addition, the Company estimates volatility by considering its historical stock volatility over a term comparable to the remaining expected life of each award.  The risk-free interest rate is the current yield available on U.S. treasury issues with a remaining term equal to each award.  The Company estimates forfeitures using historical results.  Its estimates of forfeitures will be adjusted over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from their estimate.  No stock options were granted during the years ended December 31, 2011 or 2010.

The fair value of SARs, a liability award, was estimated at December 31, 2011 and 2010 using a Black-Scholes option pricing model.  The Company estimated the expected term by averaging the minimum and maximum lives expected for each award.  In addition, the Company estimated volatility by considering its historical stock volatility over a term comparable to the remaining expected life of each award.  The risk-free interest rate was the current yield available on U.S. treasury issues with a remaining term equal to each award.  The Company estimates forfeitures using historical results.  Its estimates of forfeitures will be adjusted over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from their estimate.  The assumptions for expected term, volatility and risk-free rate are presented in the table below:

December 31,
	2011	2010

Expected term (years)	0.9 - 4.7	0.4 - 5.7
Volatility	256.8% - 453.0%	153.7% - 238.5%
Risk-free interest rate	0.1% - 0.8%	0.2% - 2.3%

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

In January 2010, the FASB issued guidance which revises two disclosure requirements concerning fair value measurements and clarifies two others.  It requires separate presentation of significant transfers into and out of Levels 1 and 2 of the fair value hierarchy and disclosure of the reasons for such transfers.  It will also require the presentation of purchases, sales, issuances, and settlements within Level 3 on a gross basis rather than a net basis.  The amendments also clarify that disclosures should be disaggregated by class of asset or liability and that disclosures about inputs and valuation techniques should be provided for both recurring and non-recurring fair value measurements.  The guidance about Level 1 and 2 transfers was effective immediately, and the guidance about gross presentation of Level 3 activity was effective for fiscal years beginning after December 15, 2010.  The adoption of the guidance had no effect on the Company’s financial position or results of operations.

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

Note 3.    DISCONTINUED OPERATIONS

On October 4, 2011, the Company sold substantially all assets and certain liabilities related to the DISCO division of CCP to DISCO Acquisition Corp., a Pennsylvania corporation and an affiliate of Cellucap Manufacturing Company, for $19.0 million, subject to pre-closing and post-closing adjustments based on working capital levels, an indemnification escrow of $0.5 million and a deferred lease maintenance adjustment of $10,000 (the “Sale Event”). The Company used net proceeds from the transaction to reduce its outstanding balance under the PNC Credit Agreement (as defined below). The sale of the DISCO division met the criteria for classification as a discontinued operation in accordance with GAAP; therefore, the Company has classified the results of the DISCO division as discontinued operations for all periods presented, and the assets and liabilities of the DISCO division as held for sale as of December 31, 2010. Selected financial data for discontinued operations is summarized as follows (amounts in thousands):

	For the Years Ended December 31,
	2011	2010

Net sales	$12,622	$16,239

Pre-tax operating income	$2,843	$3,561

Gain on sale, net of tax	$11,099	$-

The components of assets and liabilities held for sale as of December 31, 2010 are as follows (amounts in thousands):

Assets
Accounts receivable, net	$2,033
Inventories, net	1,441
Other current assets	16
Intangibles, net	698
Property and equipment, net	105
$4,293

Liabilities
Accounts payable	$975
Accrued compensation	56
Accrued expenses	314
$1,345

Note 4.    GOODWILL AND INTANGIBLE ASSETS

Goodwill and other intangible assets are reviewed for impairment at least annually and if a triggering event were to occur in an interim period.  The Company performed its annual goodwill impairment test at the end of the fourth quarters of fiscal 2011 and 2010 which resulted in no indication of impairment.  Following is detailed information regarding the Company's intangible assets (amounts in thousands):

	December 31,			December 31,
	2011			2010
	Gross	Accumulated	Net Carrying	Gross	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Patents	$1,327	$(1,131)	$196	$1,245	$(1,041)	$204
Customer lists	9,391	(8,404)	987	9,391	(8,258)	1,133
Tradenames	4,099	(2,804)	1,295	4,099	(2,604)	1,495
Total	$14,817	$(12,339)	$2,478	$14,735	$(11,903)	$2,832

The Company recorded amortization expense on intangible assets from continuing operations of $0.4 million for both years ended December 31, 2011 and 2010.  Estimated aggregate future amortization expense related to intangible assets is as follows (amounts in thousands):

2012	$420
2013	399
2014	382
2015	368
2016	354
Thereafter	555
$2,478

Note 5.    INDEBTEDNESS

Long-term debt consists of the following:

	December 31,
	2011	2010
	(Amounts in Thousands)
Term loan payable under the PNC Credit Agreement,interest based on Base Rate of 8.50%	$-	$7,444
Revolving loans payable under the PB Loan Agreement and the PNC Credit Agreement, respectively, interest based on Prime Rates, LIBOR Rates and Base Rates (3.01% - 5.50%)	14,359	15,432
Total debt	14,359	22,876
Less revolving loans, classified as current (see below)	(14,359)	(15,432)
Less current maturities	-	(1,275)
Long-term debt	$-	$6,169

On October 4, 2011, CCP, Glit/Gemtex, Ltd. and 3254018 Nova Scotia Limited (collectively, the “Borrowers”), wholly-owned subsidiaries of the Company, entered into a Loan and Security Agreement (the “PB Loan Agreement”) with the PrivateBank and Trust Company (“PrivateBank”).  The PB Loan Agreement is a $20.0 million revolving credit facility, including a $3.0 million sub-limit for letters of credit and a $2.5 million sub-limit for capital expenditures (“CapEx Sublimit”).  The proceeds of the Borrowers’ initial borrowing under the PB Loan Agreement were used to repay the Revolving Credit, Term Loan and Security Agreement, as amended (“PNC Credit Agreement”), with PNC Bank, National Association (“PNC Bank”) and pay fees and expenses associated with the negotiation and consummation of the credit facility.  All extensions of credit under the PB Loan Agreement are collateralized by a first priority security interest in and lien upon substantially all present and future assets and properties of the Company and the Borrowers.  The Company guarantees the obligations of the Borrowers under the PB Loan Agreement.

The PB Loan Agreement has an expiration date of September 29, 2014 and its borrowing base is determined by eligible inventory and accounts receivable, amounting to $19.2 million at December 31, 2011.  The Company’s borrowing base under the PB Loan Agreement is reduced by the outstanding amount of standby and commercial letters of credit and any outstanding borrowings under the CapEx Sublimit.  There were no outstanding borrowings under the CapEx Sublimit as of December 31, 2011.  Currently, the Company’s largest letters of credit relate to its casualty insurance programs.  Upon extinguishment of the PNC Credit Agreement, the Company was required to advance cash to PNC Bank as collateral for the outstanding letters of credit in the amount of $2.6 million, all of which was still outstanding at December 31, 2011.  The cash advance is recorded within other current assets and the revolving credit agreement in the Consolidated Balance Sheets.  At December 31, 2011, total outstanding letters of credit were $2.4 million, all of which are issued by PNC Bank under the PNC Credit Agreement until they are transferred to PrivateBank under the PB Loan Agreement.

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

The PB Loan Agreement includes a financial covenant regarding fixed charge coverage ratio.  The Company was in compliance with this financial covenant at December 31, 2011.

All of the debt under the PB Loan Agreement is re-priced to current rates at frequent intervals.  Therefore, its fair value approximates its carrying value at December 31, 2011.  For the years ended December 31, 2011 and 2010, the Company had amortization of debt issuance costs, included within interest expense, of $0.9 million and $0.5 million, respectively.  Included in amortization of debt issuance costs for the year ended December 31, 2011 is approximately $0.5 million of debt issuance costs written off due to the extinguishment of the PNC Credit Agreement.  Included in amortization of debt issuance costs for the year ended December 31, 2010 is approximately $0.2 million of debt issuance costs written off due to the extinguishment of the Second Amended and Restated Credit Agreement with Bank of America.  The Company incurred $0.7 million of debt issuance costs during the year ended December 31, 2011 associated with entering into the PB Loan Agreement and amending the PNC Credit Agreement.

The PB Loan Agreement requires lockbox agreements which provide for all Company receipts to be swept daily to reduce borrowings outstanding.  These agreements, combined with the existence of a material adverse effect (“MAE”) clause in the PB Loan Agreement, cause the revolving credit facility to be classified as a current liability, per guidance in the Accounting Standards Codification established by the Financial Accounting Standards Board.  The Company does not expect to repay, or be required to repay, within one year, the balance of the revolving credit facility, which is classified as a current liability.  The revolving credit facility does not expire or have a maturity date within one year, but rather has a final expiration date of September 29, 2014.  The MAE clause, which is a fairly typical requirement in commercial credit agreements, allows the lender to require the loan to become due if it determines there has been a material adverse effect on the Company’s operations, business, properties, assets, liabilities, condition, or prospects.

Note 6.    EARNINGS (LOSS) PER SHARE

The consolidated financial statements include basic and diluted earnings (loss) per share. Diluted per share information is calculated by considering the impact of potential common stock on the weighted average shares outstanding. Potential common stock consists of (a) incremental shares that would be available for issuance upon the assumed exercise of stock options “in the money” based on the average stock price for the respective period and (b) convertible preferred shares accounted for using the “if converted” basis, which assumes their conversion to common stock at a ratio of 16.6:1, pursuant to the terms of the Recapitalization, as defined and described in Note 8. The basic and diluted earnings per share (“EPS”) calculations are as follows:

	For the Years Ended December 31,
	2011	2010
	(Amounts in Thousands, except per share amounts)

Loss from continuing operations	$(9,135)	$(8,628)
Discontinued operations	13,942	3,561
Net income (loss)	$4,807	$(5,067)

Average common shares outstanding - Basic	7,951	7,951
Dilutive effect of stock options	-	-
Dilutive effect of convertible preferred stock	18,859	-
Average common shares outstanding - Diluted	26,810	7,951

Per share amount - Basic:
Loss from continuing operations	$(1.15)	$(1.09)
Discontinued operations	1.75	0.45
Net income (loss)	$0.60	$(0.64)

Per share amount - Diluted:
Loss from continuing operations	$(0.34)	$(1.09)
Discontinued operations	0.52	0.45
Net income (loss)	$0.18	$(0.64)

As of December 31, 2011, no options were in the money and 38,000 options were out of the money. As of December 31, 2010, 250,000 options were in-the-money and 1,112,000 options were out-of-the money.  At December 31, 2011 and 2010, 1,131,551 convertible preferred shares were outstanding, which are in total convertible into 18,859,183 shares of Katy common stock.  In-the-money options and convertible preferred shares were not included in the calculation of diluted earnings (loss) per share for the year ended December 31, 2010 because of their anti-dilutive impact as a result of the Company’s net loss position.

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

The Company expects to contribute $67,000 to the pension plans in fiscal 2012.  The Company uses a December 31 measurement date for its pension and other postretirement benefit plans.  The fair value of plan assets was determined by using quoted prices in active markets for identical assets (Level 1 inputs per the fair value hierarchy).  The fair value and allocation of pension plan assets is as follows (amounts in thousands):

	December 31,
	2011		2010
	Plan Assets		Plan Assets
Asset Category	Fair Value	Percentage	Fair Value	Percentage
Equity Securities	$472	49%	$423	46%
Fixed Income Securities	444	47%	488	52%
Other	39	4%	20	2%
	$955	100%	$931	100%

The following table presents the funded status of the Company’s pension and postretirement benefit plans for the years ended December 31, 2011 and 2010:

	Pension Benefits		Other Benefits
	2011	2010	2011	2010
	(Amounts in Thousands)
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$1,352	$1,331	$1,782	$2,377
Interest cost	69	73	128	102
Actuarial loss (gain)	73	24	1,049	(438)
Benefits paid	(99)	(76)	(260)	(259)
Projected benefit obligation at end of year	$1,395	$1,352	$2,699	$1,782

Change in plan assets:
Fair value of plan assets at beginning of year	$931	$890	$-	$-
Actuarial return on plan assets	46	75	-	-
Employer contributions	77	42	260	259
Benefits paid	(99)	(76)	(260)	(259)
Fair value of plan assets at end of year	$955	$931	$-	$-

Funded status at end of year	$(440)	$(421)	$(2,699)	$(1,782)

Amounts recognized in Consolidated Balance Sheets:
Other non-current assets	$(24)	$(41)	$-	$-
Accrued expenses	-	-	241	183
Other liabilities	464	462	2,458	1,599
Total	$440	$421	$2,699	$1,782

Accumulated other comprehensive loss at December 31, 2011 and 2010 included unrecognized actuarial losses related to pension benefits of $0.8 million and $0.7 million, respectively, that had not yet been recognized in net periodic pension cost.  Accumulated other comprehensive loss at December 31, 2011 included unrecognized actuarial losses related to other benefits of $1.0 million that had not yet been recognized in net periodic pension cost.  The actuarial loss included in accumulated other comprehensive loss and expected to be recognized in net periodic pension cost during the fiscal year ending December 31, 2012 is $47,000 for pension benefits and $48,000 for other benefits.  The accumulated benefit obligation for all pension plans was $1.4 million at both December 31, 2011 and 2010.

The following table lists the projected benefit obligation (“PBO”), accumulated benefit obligation (“ABO”) and fair value of plan assets for the pension plans with PBOs and ABOs in excess of plan assets at December 31, 2011 and 2010 (amounts in thousands):

	2011		2010
	Projected benefit obligation exceeds plan assets	Accumulated benefit obligation exceeds plan assets	Projected benefit obligation exceeds plan assets	Accumulated benefit obligation exceeds plan assets

Projected benefit obligation	$1,206	$1,206	$1,175	$1,175
Accumulated benefit obligation	$1,206	$1,206	$1,175	$1,175
Fair value of plan assets	$742	$742	$712	$712

The following table presents the assumptions used to determine the Company’s benefit obligations at December 31, 2011 and 2010 along with sensitivity of the Company’s plans to potential changes in certain key assumptions (dollars in thousands):

	Pension Benefits		Other Benefits
	2011	2010	2011	2010
Assumptions as of December 31:
Discount rates	5.25%	5.75%	5.25%	5.75%
Expected long-term return rate on assets	7.00%	7.00%	N/A	N/A
Assumed rates of compensation increases	N/A	N/A	N/A	N/A
Medical trend rate pre-65 (initial)	N/A	N/A	7.00%	7.50%
Medical trend rate post-65 (initial)	N/A	N/A	8.00%	8.50%
Medical trend rate (ultimate)	N/A	N/A	5.00%	5.00%
Years to ultimate rate pre-65	N/A	N/A	5	5
Years to ultimate rate post-65	N/A	N/A	7	7

Impact of one-percent increase in medical trend rate:
Increase in accumulated postretirement benefit obligation			$263	$130
Increase in service cost and interest cost			$11	$8

Impact of one-percent decrease in medical trend rate:
Decrease in accumulated postretirement benefit obligation			$227	$115
Decrease in service cost and interest cost			$10	$7

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

The following table presents components of the net periodic benefit cost for the Company’s pension and postretirement benefit plans during 2011 and 2010 (amounts in thousands):

	Pension Benefits		Other Benefits
	2011	2010	2011	2010

Interest cost	$70	$73	$128	$102
Expected return on plan assets	(64)	(62)	-	-
Amortization of net loss	48	44	32	-
Net periodic benefit cost	$54	$55	$160	$102

The following table presents estimated future benefit payments (amounts in thousands):

	Pension Benefits	Other Benefits

2012	$66	$241
2013	41	240
2014	49	239
2015	319	238
2016	78	208
Thereafter	479	933
	$1,032	$2,099

In addition to the plans described above, in 1993 the Company’s Board of Directors approved a retirement compensation program for certain officers and employees of the Company and a retirement compensation arrangement for the Company’s then Chairman and Chief Executive Officer.  The Board approved a total of $3.5 million to fund such plans.  Participants were allowed to defer 50% of their annual compensation as well as be eligible to participate in a profit sharing arrangement in which they vest over a five year period.  In 2001, the Company limited participation to existing participants as well as discontinued any profit sharing arrangements.  Participants can withdraw from the plan upon the latter of age 62 or termination from the Company.  The obligation created by this plan is partially funded.  Assets are held in a rabbi trust invested in various mutual funds.  Gains and/or losses are earned by the participant.  For the unfunded portion of the obligation, interest was accrued at 4% each year until March 2011, when interest earnings were suspended by the Company.  The Company had $0.5 million and $0.6 million recorded in accrued compensation and other liabilities at December 31, 2011 and 2010, respectively, for this obligation.

401(k) Plans

The Company offers its employees the opportunity to voluntarily participate in one of two 401(k) plans administered by the Company.  The Company makes matching and other contributions in accordance with the provisions of the plans and, under certain provisions, at the discretion of the Company.  The Company made annual matching and other contributions for continuing operations of $0.3 million for the year ended December 31, 2010.  The Company suspended matching and other contributions on January 1, 2011 and will evaluate on an annual basis whether such contributions will be reinstated.

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

There are no authorized shares available for grant as of December 31, 2011 due to the expiration of previously approved plans.  A summary of the status of the Company’s stock option plans as of December 31, 2011, and changes during the year then ended is presented in the table below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)

Outstanding at January 1, 2011	1,362,000	$1.96

Granted	-	-
Expired	(324,000)	4.16
Cancelled	(1,000,000)	1.17

Outstanding at December 31, 2011	38,000	$4.16	1.6 years	$-

Vested and Exercisable at December 31, 2011	38,000	$4.16	1.6 years	$-

A summary of the status of the Company’s non-vested stock options as of December 31, 2011, and changes during the year then ended is presented in the table below:

	Options	Weighted Average Grant Date Fair Value

Non-Vested at January 1, 2011	374,999	$0.88

Cancelled	(374,999)	0.88

Non-Vested at December 31, 2011	-	$-

Expense of $47,000 was reversed in the first quarter of 2011 related to 83,333 non-vested options awarded under the 2009 Vice President-Operations’ Plan which were cancelled as a result of the departure of the Company’s Vice President-Operations.  Effective March 28, 2011, the Company entered into the 2011 Change in Control Plan (the “2011 CIC Plan”).  Eligible participants in the 2011 CIC Plan must surrender any and all rights in any options and/or SARs previously awarded by the Company, and acknowledge that he/she will not be entitled to receive any further options and/or SARs from the Company or any other equity-based awards.  Each participant is entitled to receive in connection with a change in control an amount equal to his/her share of the aggregate fair market value of the consideration to be delivered to the shareholders of the Company with respect to the outstanding securities of the Company, net of costs or expenses, as applicable, relating to the transaction that results in the change in control, subject to the terms and conditions of the 2011 CIC Plan.  As of the effective date of the 2011 CIC Plan, the Company’s Chief Executive Officer and Chief Financial Officer were participants.  As a result of participation, 875,000 options were cancelled, of which 291,666 were non-vested.  Expense of $0.2 million was reversed in the first quarter of 2011 related to these non-vested options.

The fair value of options that vested during the year ended December 31, 2010 was $0.3 million.  The Company generally issues shares from treasury stock to satisfy stock option exercises.

A summary of the status of the Company’s SARs plans as of December 31, 2011, and changes during the year then ended is presented in the table below:

Non-Vested at January 1, 2011	66,332

Granted	6,000
Vested	(17,334)
Cancelled	(40,333)

Non-Vested at December 31, 2011	14,665

Total Outstanding at December 31, 2011	300,267

At December 31, 2011, the aggregate liability related to SARs was $44,000 and is included in accrued expenses in the Consolidated Balance Sheets.  As a result of participation in the 2011 CIC Plan, 20,000 SARs were cancelled as of March 28, 2011.

See Note 2 for a discussion of accounting for stock awards and related fair value disclosures.

Note 10.  INCOME TAXES

The income tax benefit is based on the following pre-tax income (loss):

	For the Years Ended December 31,
	2011	2010
	(Amounts in Thousands)

Domestic	$5,726	$(4,558)
Foreign	(1,149)	(1,000)
Total	$4,577	$(5,558)

The income tax benefit consists of the following:

	For the Years Ended December 31,
	2011	2010
	(Amounts in Thousands)
Current tax (benefit) provision:
Federal	$(260)	$(517)
State	30	26
Total benefit	$(230)	$(491)

Actual income taxes reported from continuing operations are different than what would have been computed by applying the federal statutory tax rate to income from continuing operations before income taxes.  The reasons for this difference are as follows:

	For the Years Ended December 31,
	2011	2010
	(Amounts in Thousands)

Provision (benefit) from income taxes at statutory rate	$1,602	$(1,945)
State income taxes, net of federal benefit	20	17
Foreign tax credits	-	433
Net operating losses adjustments	228	254
Valuation allowance adjustments	(1,855)	2,460
Settlement of existing obligation to Pentland USA, Inc.	-	(1,269)
Permanent items	18	26
Reduction of tax reserves	(260)	(517)
Other, net	17	50
Net benefit from income taxes	$(230)	$(491)

The significant components of the Company’s deferred income tax liabilities and assets are as follows:

	As of December 31,
	2011	2010
	(Amounts in Thousands)
Deferred tax liabilities
Inventory costs	$(477)	$(122)

Deferred tax assets
Allowance for doubtful receivables	$23	$36
Accrued expenses and other items	6,885	6,133
Difference between book and tax bases of property	993	3,819
Operating loss carry-forwards - domestic	53,962	53,929
Operating loss carry-forwards - foreign	1,664	1,110
Tax credit carry-forwards	13,299	13,299
	76,826	78,326
Less valuation allowance	(76,349)	(78,204)
	477	122
Net deferred income tax asset	$-	$-

At December 31, 2011, the Company had approximately $142.9 million of Federal net operating loss carry-forwards (“Federal NOLs”), which will expire in years 2020 through 2031 if not utilized prior to that time.  Due to tax laws governing change in control events and their relation to the Recapitalization, approximately $5.1 million of the Federal NOLs are subject to certain limitations as to the amount that can be used to offset taxable income in any single year.  The remainder of the Company’s domestic and foreign net operating loss carry-forwards relate to certain U.S. operating subsidiaries, and the Company’s Canadian operations, respectively, and can only be used to offset income from these operations.  At December 31, 2011, the Company’s Canadian subsidiary has Canadian net operating loss carry-forwards of approximately $4.9 million that will expire in 2028 through 2030.  The tax credit carry-forwards relate to United States federal minimum tax credits of $1.2 million that have no expiration date, general business credits of $0.1 million that expire in years 2020 through 2022, and foreign tax credit carryovers of $12.0 million that expire in years 2013 through 2017.

Valuation allowances are recorded when it is considered more likely than not that some portion or all of the deferred tax assets will not be realized.  A history of operating losses incurred by the domestic and foreign subsidiaries provides significant negative evidence with respect to the Company’s ability to generate future taxable income, a requirement in order to recognize deferred tax assets.  For this reason, the Company was unable to conclude that it was more likely than not that certain deferred tax assets would be utilized in the future.  The valuation allowance relates to federal, state and foreign net operating loss carry-forwards, foreign and domestic tax credits, and certain other deferred tax assets to the extent they exceed deferred tax liabilities.

Accounting for Uncertainty in Income Taxes

A reconciliation of the beginning and ending balance for liabilities associated with unrecognized tax benefits is as follows (amounts in thousands):

Balances at January 1, 2010	$887
Tax positions related to prior years	16
Reductions for tax positions related to prior years	(196)
Lapse of applicable statute of limitations	(337)
Balances at December 31, 2010	370
Tax positions related to prior years	5
Reductions for tax positions related to prior years	(88)
Lapse of applicable statute of limitations	(178)
Balances at December 31, 2011	$109

At December 31, 2011 and 2010, the Company had reserves totaling $0.1 million and $0.4 million, respectively, primarily for various foreign income tax issues all of which, if recognized, would affect the effective tax rate.

The Company recognizes interest and penalties accrued related to the unrecognized tax benefits in the provision for income taxes.  During 2011 and 2010, the Company recognized an insignificant amount in interest and penalties.  The Company had approximately $25,000 and $0.1 million for the payment of interest and penalties accrued at December 31, 2011 and 2010, respectively.

The Company believes that it is reasonably possible that the total amount of unrecognized tax benefits will change within the next twelve months.  The Company has certain tax return years subject to statutes of limitation which will close within the next twelve months.  Unless challenged by tax authorities, the closure of those statutes of limitation is expected to result in the recognition of uncertain tax positions in the amount of $0.1 million.

Examination of Tax Returns

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, various states and foreign jurisdictions.  The Company and its subsidiaries are generally no longer subject to U.S. federal, state and local examinations by tax authorities for years before 2007.

The IRS concluded its examination of the Company’s 2007 Federal tax return in February 2010 and issued a summary report.  The results of the 2007 examination did not have a material effect on the Company’s unrecognized tax benefits, financial condition or results of operations.

Note 11.  LEASE OBLIGATIONS

The Company has entered into non-cancelable operating leases for real property with original lease terms of up to ten years.  In addition, the Company leases manufacturing and data processing equipment under operating leases expiring during the next four years.

In most cases, management expects that in the normal course of business, leases will be renewed or replaced by other leases.  Future minimum lease payments as of December 31, 2011 are as follows (amounts in thousands):

2012	$3,708
2013	3,015
2014	2,977
2015	2,739
2016	2,320
Thereafter	4,522
$19,281

Rental expense for 2011 and 2010 for operating leases was $4.0 million and $4.5 million, respectively.  Also, $0.4 million of rent was paid and charged against liabilities in both 2011 and 2010 for non-cancelable leases at facilities abandoned as a result of restructuring initiatives.  These payments were offset by sub-lease income of $0.3 million in both years.

Note 12.  RELATED PARTY TRANSACTIONS

Kohlberg & Co., L.L.C., whose affiliate holds all 1,131,551 shares of the Company’s Convertible Preferred Stock, provides ongoing management oversight and advisory services to the Company.  At December 31, 2011 and 2010, the Company owed Kohlberg $1.8 million and $0.5 million, respectively, for these services which is recorded in current liabilities in the Consolidated Balance Sheets.  The Company incurred expense of $0.5 million for these services in both 2011 and 2010, which is recorded in selling, general and administrative expenses in the Consolidated Statements of Operations.  The Company expects to incur $0.5 million annually for these services in future years.

In February 2011, loans of $0.1 million each were received from two directors of the Company, and a loan of $50,000 was received from the Company’s Chief Executive Officer.  In connection with these loans, the Company entered into subordinated promissory notes with these individuals.  These notes were set to mature on November 26, 2013 and accrued interest at a rate of 15% per year, to be paid in quarterly installments, which was paid by capitalizing such interest and adding such capitalized interest to the principal amount of the subordinated notes.  These notes were repaid by the Company in October 2011.  During the outstanding period of the notes, a total of $24,000 of interest was capitalized into the principal amount of the notes and repaid in October 2011.

Note 13.  GEOGRAPHIC INFORMATION

The Company operates businesses in the United States and foreign countries.  The operations of businesses within major geographic areas for 2011 and 2010 are summarized as follows (amounts in thousands):

	United States	Canada	Europe	Other	Consolidated
2011:
Sales to unaffiliated customers	$107,016	$7,580	$2,297	$3,428	$120,321
Long-lived assets	$21,707	$237	$-	$-	$21,944
Total assets	$54,555	$3,258	$-	$-	$57,813

2010:
Sales to unaffiliated customers	$111,236	$7,270	$2,687	$3,568	$124,761
Long-lived assets	$25,818	$291	$-	$-	$26,109
Total assets (1)	$55,580	$3,021	$-	$-	$58,601

(1) - Net of Assets Held for Sale

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

Asbestos Claims

A.           The Company was named as a defendant in eleven lawsuits filed in state court in Alabama by a total of approximately 325 individual plaintiffs.  There were over 100 defendants named in each case.  In all eleven cases, the Plaintiffs claimed that they were exposed to asbestos in the course of their employment at a former U.S. Steel plant in Alabama and, as a result, contracted mesothelioma, asbestosis, lung cancer or other illness.  They claimed that while in the plant they were exposed to asbestos in products which were manufactured by each defendant.  In nine of the cases, Plaintiffs also asserted wrongful death claims.  The Company elected to defend these cases, the majority of which have been dismissed.  There are two cases which remain active as of December 31, 2011.

B.            Sterling Fluid Systems (USA) (“Sterling”) has tendered approximately 2,900 cases pending in Michigan, New Jersey, New York, Illinois, Nevada, Mississippi, Wyoming, Louisiana, Georgia, Massachusetts, Missouri, Kentucky, California, South Carolina and Canada to the Company for defense and indemnification.  With respect to one case, Sterling has demanded that the Company indemnify it for a $200,000 settlement.  Sterling bases its tender of the complaints on the provisions contained in a 1993 Purchase Agreement between the parties whereby Sterling purchased the LaBour Pump business and other assets from the Company.  Sterling has not filed a lawsuit against the Company in connection with these matters.

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

C.            LaBour Pump Company, a former division of an inactive subsidiary of the Company, has been named as a defendant in approximately 435 of the New Jersey cases tendered by Sterling.  The Company has elected to defend these cases, the majority of which have been dismissed or settled for nominal sums.  There are approximately 50 cases which remain active as of December 31, 2011.

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

A summary of charges by major initiative is as follows (amounts in thousands):

	For the Years Ended December 31,
	2011	2010

Wilen facility relocation	$-	$1,277
Consolidation of St. Louis manufacturing/distribution facilities	417	-
Total severance, restructuring and related charges	$417	$1,277

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

	Total	One-time Termination Benefits	Contract Termination Costs	Other
Restructuring liabilities at January 1, 2010	$-	$-	$-	$-
Additions	1,277	217	633	427
Payments	(1,152)	(92)	(633)	(427)
Restructuring liabilities at December 31, 2010	$125	$125	$-	$-
Payments	(125)	(125)	-	-
Restructuring liabilities at December 31, 2011	$-	$-	$-	$-

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

Contract Termination Costs
Restructuring liabilities at January 1, 2010	$415
Additions	-
Payments	(197)
Other	96
Restructuring liabilities at December 31, 2010	$314
Additions	417
Payments	(338)
Other	(393)
Restructuring liabilities at December 31, 2011	$-

A rollforward of all restructuring liabilities since January 1, 2010 is as follows (amounts in thousands):

	Total	One-time Termination Benefits	Contract Termination Costs	Other
Restructuring liabilities at January 1, 2010	$415	$-	$415	$-
Additions	1,277	217	633	427
Payments	(1,349)	(92)	(830)	(427)
Other	96	-	96	-
Restructuring liabilities at December 31, 2010	$439	$125	$314	$-
Additions	417	-	417	-
Payments	(463)	(125)	(338)	-
Other	(393)	-	(393)	-
Restructuring liabilities at December 31, 2011	$-	$-	$-	$-

Note 16.  SUPPLEMENTAL BALANCE SHEET INFORMATION

The following table provides detail regarding other current assets shown on the Consolidated Balance Sheets (amounts in thousands):

	December 31,
	2011	2010
Prepaids	$623	$696
Escrow	475	-
Non-trade miscellaneous receivables	273	397
Letters of credit collateral	2,559	348
Other	156	55
Total	$4,086	$1,496

The following table provides detail regarding other assets shown on the Consolidated Balance Sheets (amounts in thousands):

	December 31,
	2011	2010
Note receivable	$681	$1,349
Debt issuance costs, net	437	702
Rabbi trust assets	498	551
Deposits	212	218
Trade credits	119	216
Other	85	124
Total	$2,032	$3,160

The following table provides detail regarding accrued expenses shown on the Consolidated Balance Sheets (amounts in thousands):

	December 31,
	2011	2010
Contingent liabilities	$4,226	$4,603
Advertising and rebates	2,012	2,879
Medical self insurance	289	294
Pension and postretirement benefits	252	184
Commissions	225	334
Professional services	199	289
Non-cancelable lease liabilities - restructuring	184	314
Accrued utilities	141	197
Asset retirement obligations	133	141
Sales tax	119	107
Deferred rent expense	71	71
Property taxes	46	36
Accrued SARs	44	340
Other	760	671
Total	$8,701	$10,460

Contingent liabilities consist of accruals for estimated losses associated with environmental issues and the uninsured portion of general and product liability and workers’ compensation claims.

The following table provides detail regarding other liabilities shown on the Consolidated Balance Sheets (amounts in thousands):

	December 31,
	2011	2010
Pension and postretirement benefits	$2,923	$2,059
Deferred compensation	940	1,083
Asset retirement obligations	820	751
Deferred lease	682	543
Deferred rent expense	429	500
Accrued income taxes - long-term	110	370
Total	$5,904	$5,306

Note 17.  SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest and income taxes during the years ended December 31 was as follows (amounts in thousands):

	December 31,
	2011	2010
Interest	$1,152	$1,075
Income taxes	$12	$22

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

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate control over financial reporting, as defined in Exchange Act Rule 13a-15(f).  Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2011 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  As a result of this assessment, management concluded that, as of December 31, 2011, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the year ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

PART III

Item 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding the directors of the Company is incorporated herein by reference to the information set forth under the section entitled “Election of Directors” in the Proxy Statement of Katy Industries, Inc. for its 2012 annual meeting of shareholders (the “2011 Proxy Statement”), which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after December 31, 2011.

Information regarding executive officers of the Company is incorporated herein by reference to the information set forth under the section entitled “Information Concerning Directors and Executive Officers” in the 2012 Proxy Statement.

Information regarding compliance with Section 16 of the Securities Exchange Act of 1934 is incorporated herein by reference to the information set forth under the Section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2012 Proxy Statement.

Information regarding the Company’s Code of Ethics is incorporated herein by reference to the information set forth under the Section entitled “Code of Ethics” in the 2012 Proxy Statement.

Item 11.   EXECUTIVE COMPENSATION

Information regarding compensation of executive officers is incorporated herein by reference to the information set forth under the section entitled “Executive Compensation” in the 2012 Proxy Statement.

Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding beneficial ownership of stock by certain beneficial owners and by management of the Company is incorporated by reference to the information set forth under the section “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management” in the 2012 Proxy Statement.

Equity Compensation Plan Information

The following table represents information as of December 31, 2011 with respect to equity compensation plans under which shares of the Company’s common stock are authorized for issuance:

Plan Category	Number of Securities to Be Issued on Exercise of Outstanding Option, Warrants and Rights	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuances Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))

	(a)	(b)	(c)
Equity Compensation Plans Approved by Stockholders	46,250	$3.98	0

Equity Compensation Plans Not Approved by Stockholders	292,017	$4.04	623,513

Total	338,267		623,513

Equity Compensation Plans Not Approved by Stockholders

On June 28, 2001, the Company entered into an employment agreement with C. Michael Jacobi, President and Chief Executive Officer.  To induce Mr. Jacobi to enter into the employment agreement, on June 28, 2001, the Compensation Committee of the Board of Directors approved the Katy Industries, Inc. 2001 Chief Executive Officer’s Plan.  Under this plan, Mr. Jacobi was granted 978,572 stock options.  Pursuant to approval by the Katy Board of Directors, the stock options granted to Mr. Jacobi under this plan were vested in March 2004.  Upon Mr. Jacobi’s retirement in May 2005, all but 300,000 of these options were cancelled.  The remaining 300,000 options expired in June 2011.

On November 21, 2002, the Board of Directors approved the 2002 Stock Appreciation Rights Plan (the “2002 SAR Plan”), authorizing the issuance of up to 1,000,000 SARs.  Vesting of the SARs occurs ratably over three years from the date of issue.  The 2002 SAR Plan provides limitations on redemption by holders, specifying that no more than 50% of the cumulative number of vested SARs held by an employee could be exercised in any one calendar year.  The SARs expire ten years from the date of issue.  In 2011, no SARs were granted to employees.  In 2010, a total of 60,000 SARs were granted to four employees with an exercise price of $1.60.    Also in 2011 and 2010, 2,000 SARs each were granted to three directors with a Stand-Alone Stock Appreciation Rights Agreement.  These SARs vest immediately and have an exercise price of $0.20 and $1.75, respectively.  At December 31, 2011, Katy had 300,267 SARs outstanding at a weighted average exercise price of $4.02.  The 2002 SAR Plan also provides that in the event of a Change in Control of the Company, all outstanding SARs may become fully vested.  In accordance with the 2002 SAR Plan, a “Change in Control” is deemed to have occurred upon any of the following events: 1) a sale of 100 percent of the Company’s outstanding capital stock, as may be outstanding from time to time; 2) a sale of all or substantially all of the Company’s operating subsidiaries or assets; or 3) a transaction or series of transactions in which any third party acquires an equity ownership in the Company greater than that held by KKTY Holding Company, L.L.C. and in which Kohlberg relinquishes its right to nominate a majority of the candidates for election to the Board of Directors.

On April 21, 2008, the Company entered into an employment agreement with David J. Feldman, its President and Chief Executive Officer.  To induce Mr. Feldman to enter into the employment agreement, the Compensation Committee of the Board of Directors approved the Katy Industries, Inc. 2008 Chief Executive Officer’s Plan (the “2008 Chief Executive Officer’s Plan”).  Under this plan, Mr. Feldman was granted 750,000 stock options.  These options were to vest in three equal annual installments beginning on the first anniversary of the grant date of April 21, 2008.  As a result of Mr. Feldman’s participation in the 2011 CIC Plan, all 750,000 options were cancelled.

On October 27, 2008, the Company entered into an employment agreement with James W. Shaffer, its Vice President, Treasurer and Chief Financial Officer.  To induce Mr. Shaffer to enter into the employment agreement, the Compensation Committee of the Board of Directors approved the Katy Industries, Inc. 2008 Chief Financial Officer’s Plan (the “2008 Chief Financial Officer’s Plan”).  Under this plan, Mr. Shaffer was granted 125,000 stock options.  These options were to vest in three equal annual installments beginning on the first anniversary of the grant date of October 27, 2008.  As a result of Mr. Shaffer’s participation in the 2011 CIC Plan, all 125,000 options were cancelled.

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

On April 13, 2009, the Company entered into an employment agreement with Robert D. Redmond, its Vice President – Operations.  To induce Mr. Redmond to enter into the employment agreement, the Compensation Committee of the Board of Directors approved the Katy Industries, Inc. 2009 Vice President – Operations’ Plan (the “2009 Vice President – Operations’ Plan”).  Under this plan, Mr. Redmond was granted 125,000 stock options.  Upon the separation from the Company of Mr. Redmond in January 2011, all of Mr. Redmond’s stock options were cancelled.

Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions with management is incorporated herein by reference to the information set forth under the section entitled “Executive Compensation” in the 2012 Proxy Statement.

Item 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

Information regarding principal accountant fees and services is incorporated herein by reference to the information set forth under the section entitled “Proposal 2 – Ratification of the Independent Public Auditors” in the 2012 Proxy Statement.

PART IV

Item 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES

       (a)     1.  Financial Statements

The following financial statements of the Company are set forth in Part II, Item 8, of this Form 10-K:

- Consolidated Balance Sheets as of December 31, 2011 and 2010
- Consolidated Statements of Operations for the years ended December 31, 2011 and 2010
- Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) for the years ended December 31, 2011 and 2010
- Consolidated Statements of Cash Flows for the years ended December 31, 2011 and 2010
- Notes to Consolidated Financial Statements

2. Exhibits

The exhibits filed with this report are listed on the “Exhibit Index.”

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 26, 2012	KATY INDUSTRIES, INC.
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of this 26th day of March, 2012.

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
Shant Mardirossian

KATY INDUSTRIES, INC.
EXHIBIT INDEX
DECEMBER 31, 2011

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
*
10.8
Amendment to CFO Employment Offer Letter dated as of January 18, 2011 between James W. Shaffer and the Company (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K filed March 31, 2011).
*
10.9	Katy Industries, Inc. 2008 Chief Financial Officer’s Plan (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K dated March 31, 2009).	*
10.10	Katy Industries, Inc. 2002 Stock Appreciation Rights Plan, dated November 21, 2002 (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K dated April 15, 2003).
10.11	Katy Industries, Inc. Executive Bonus Plan dated December 2001 (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K dated April 15, 2005).	*
10.12
Revolving Credit, Term Loan and Security Agreement dated May 26, 2010, among Continental Commercial Products, LLC, Glit/Gemtex, Ltd., Katy Industries, Inc. and PNC Bank, National Association (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 2, 2010).
*
10.13
First Amendment to Revolving Credit, Term Loan and Security Agreement dated January 18, 2011, among Continental Commercial Products, LLC, Glit/Gemtex, Ltd., Katy Industries, Inc. and PNC Bank, National Association (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K filed March 31, 2011).
*
10.14
Second Amendment to Revolving Credit, Term Loan and Security Agreement dated January 18, 2011, among Continental Commercial Products, LLC, Glit/Gemtex, Ltd., Katy Industries, Inc. and PNC Bank, National Association (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K filed March 31, 2011).
*
10.15
Third Amendment to Revolving Credit, Term Loan and Security Agreement dated February 14, 2011, among Continental Commercial Products, LLC, Glit/Gemtex, Ltd., Katy Industries, Inc. and PNC Bank, National Association (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 4, 2011).
*
10.16
Fourth Amendment and Waiver to Revolving Credit, Term Loan and Security Agreement dated May 16, 2011, among Continental Commercial Products, LLC, Glit/Gemtex, Ltd., Katy Industries, Inc. and PNC Bank, National Association (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed May 16, 2011).
*
10.17
Fifth Amendment and Waiver to Revolving Credit, Term Loan and Security Agreement dated August 15, 2011, among Continental Commercial Products, LLC, Glit/Gemtex, Ltd., Katy Industries, Inc. and PNC Bank, National Association (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed August 15, 2011).
*
10.18
Loan and Security Agreement dated September 30, 2011 among Continental Commercial Products, LLC, Glit/Gemtex, Ltd., 3254018 Nova Scotia Limited, Katy Industries, Inc. and The PrivateBank and Trust Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 11, 2011).
*

10.19
Asset Purchase Agreement dated August 23, 2011 by and between Continental Commercial Products, LLC, Katy Industries, Inc., and DISCO Acquisition Corp. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed October 11, 2011).
		*
10.20	Stand-Alone Stock Appreciation Rights Agreement (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed September 6, 2006).	*
10.21	Katy Industries, Inc, 2011 Change in Control Plan effective as of March 28, 2011 (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K filed March 31, 2011).	*
10.22	Director Compensation Arrangements	58
21	Subsidiaries of Registrant	59
23	Consent of Independent Registered Public Accounting Firm	60
31.1	CEO Certification pursuant to Securities Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	61
31.2	CFO Certification pursuant to Securities Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	62
32.1	CEO Certification required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	63#
32.2	CFO Certification required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	64#
101
Interactive data files pursuant to Rule 405 of Regulation S-5: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss), (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

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