Form 10-Q
period 2012-03-30
KATY INDUSTRIES INC
filed 2012-04-30
CIK 54681

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 30, 2012

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class	Outstanding at April 27, 2012
Common Stock, $1 Par Value	7,951,176 Shares

KATY INDUSTRIES, INC.
FORM 10-Q
March 30, 2012

Index

PART I  FINANCIAL INFORMATION

Item 1.  Financial Statements

KATY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF MARCH 30, 2012 (UNAUDITED) AND DECEMBER 31, 2011
 (Amounts in Thousands)

ASSETS

	March 30,	December 31,
	2012	2011
CURRENT ASSETS:

Cash	$618	$730
Accounts receivable, net	12,922	11,759
Inventories, net	17,071	17,262
Other current assets	4,115	4,086

Total current assets	34,726	33,837

OTHER ASSETS:

Goodwill	665	665
Intangibles, net	2,350	2,478
Other	1,774	2,032

Total other assets	4,789	5,175

PROPERTY AND EQUIPMENT
Land and improvements	336	336
Buildings and improvements	9,105	9,101
Machinery and equipment	87,550	86,926

	96,991	96,363
Less - Accumulated depreciation	(78,646)	(77,562)

Property and equipment, net	18,345	18,801

Total assets	$57,860	$57,813

See Notes to Condensed Consolidated Financial Statements.

Index

KATY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF MARCH 30, 2012 (UNAUDITED) AND DECEMBER 31, 2011
 (Amounts in Thousands, Except Share Data)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	March 30,	December 31,
	2012	2011
CURRENT LIABILITIES:

Accounts payable	$8,675	$8,928
Book overdraft	426	946
Accrued compensation	1,425	1,317
Accrued expenses	8,647	8,701
Payable to related party	1,875	1,750
Deferred revenue	688	688
Revolving credit agreement	17,376	14,359

Total current liabilities	39,112	36,689

DEFERRED REVENUE	2,443	2,605

OTHER LIABILITIES	5,902	5,904

Total liabilities	47,457	45,198

COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS’ EQUITY
15% Convertible preferred stock, $100 par value; authorized 1,200,000 shares; issued and outstanding 1,131,551 shares;liquidation value $113,155	108,256	108,256
Common stock, $1 par value; authorized 35,000,000 shares; issued 9,822,304 shares	9,822	9,822
Additional paid-in capital	27,110	27,110
Accumulated other comprehensive loss	(2,313)	(2,361)
Accumulated deficit	(111,035)	(108,775)
Treasury stock, at cost, 1,871,128 shares	(21,437)	(21,437)

Total stockholders' equity	10,403	12,615

Total liabilities and stockholders' equity	$57,860	$57,813

See Notes to Condensed Consolidated Financial Statements.

Index

KATY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE THREE MONTHS ENDED MARCH 30, 2012 AND APRIL 1, 2011
(Amounts in Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended
	March 30,	April 1,
	2012	2011

Net sales	$27,670	$28,639
Cost of goods sold	25,109	26,549
Gross profit	2,561	2,090
Selling, general and administrative expenses	4,752	3,976
Gain on disposal of assets	-	(75)
Operating loss	(2,191)	(1,811)
Interest expense	(191)	(374)
Other, net	115	(35)

Loss from continuing operations before income tax benefit (expense)	(2,267)	(2,220)
Income tax benefit (expense) from continuing operations	7	(9)

Loss from continuing operations	(2,260)	(2,229)
Income from operations of discontinued business (net of tax)	-	976

Net loss	$(2,260)	$(1,253)

Net loss	$(2,260)	$(1,253)

Other comprehensive income
Foreign currency translation	48	118
Total comprehensive loss	$(2,212)	$(1,135)

Income (loss) per share of common stock - Basic and Diluted:
Income (loss) from continuing operations	$(0.28)	$(0.28)
Discountinued operations	-	0.12
Net income (loss)	$(0.28)	$(0.16)

Weighted average common shares outstanding:
Basic and diluted	7,951	7,951

See Notes to Condensed Consolidated Financial Statements.

Index

KATY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 30, 2012 AND APRIL 1, 2011
(Amounts in Thousands)
(Unaudited)

	Three Months Ended
	March 30,	April 1,
	2012	2011
Cash flows from operating activities:
Net loss	$(2,260)	$(1,253)
Income from discontinued operations	-	(976)
Loss from continuing operations	(2,260)	(2,229)
Depreciation	1,020	1,157
Amortization of intangible assets	109	108
Amortization of debt issuance costs	40	75
Stock-based compensation	113	(491)
Gain on sale or disposal of assets	-	(75)
	(978)	(1,455)
Changes in operating assets and liabilities:
Accounts receivable	(1,141)	(1,505)
Inventories	237	(382)
Other assets	201	102
Accounts payable	(567)	551
Accrued expenses	44	286
Payable to related party	125	875
Deferred revenue	(162)	-
Other	(118)	258
	(1,381)	185

Net cash used in continuing operations	(2,359)	(1,270)
Net cash provided by discontinued operations	-	1,105
Net cash used in operating activities	(2,359)	(165)

Cash flows from investing activities:
Capital expenditures	(259)	(100)
Proceeds from sale of assets	-	2
Net cash used in investing activities	(259)	(98)

Cash flows from financing activities:
Net borrowings	2,994	269
Decrease in book overdraft	(520)	(372)
Repayments of term loans	-	(400)
Direct costs associated with debt facilities	-	(144)
Net cash provided by (used in) financing activities	2,474	(647)

Effect of exchange rate changes on cash	32	81
Net decrease in cash	(112)	(829)
Cash, beginning of period	730	1,319
Cash, end of period	$618	$490

See Notes to Condensed Consolidated Financial Statements.

Index

KATY INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

Note 1.  SIGNIFICANT ACCOUNTING POLICIES

Consolidation Policy and Basis of Presentation – The condensed consolidated financial statements include the accounts of Katy Industries, Inc. and subsidiaries in which it has a greater than 50% voting interest or significant influence, collectively “Katy” or the “Company”.  All significant intercompany accounts, profits and transactions have been eliminated in consolidation.  The Condensed Consolidated Balance Sheet at March 30, 2012 and the related Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 30, 2012 and April 1, 2011 and Cash Flows for the three months ended March 30, 2012 and April 1, 2011 have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial condition, results of operations and cash flows of the Company for the interim periods.  Interim results may not be indicative of results to be realized for the entire year.  The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.  The Condensed Consolidated Balance Sheet as of December 31, 2011 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States (“GAAP”).

As discussed in Note 3, in October 2011, the Company sold substantially all assets and certain liabilities related to the DISCO division of Continental Commercial Products, LLC (“CCP”), a wholly-owned subsidiary of the Company.  The Company accounted for this division as discontinued operations, and accordingly, has reclassified the financial results for all periods presented to reflect them as such.  Unless otherwise noted, discussions in these notes pertain to the Company’s continuing operations.

Fiscal Year – The Company operates and reports using a 4-4-5 fiscal year which always ends on December 31.  As a result, December and January do not typically consist of five and four weeks, respectively.  The three months ended March 30, 2012 and April 1, 2011 consisted of 65 and 64 shipping days, respectively.

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

Inventories – The components of inventories are as follows (amounts in thousands):

	March 30,	December 31,
	2012	2011
Raw materials	$8,677	$8,841
Finished goods	14,063	13,992
Inventory reserves	(1,049)	(1,072)
LIFO reserve	(4,620)	(4,499)
	$17,071	$17,262

At March 30, 2012 and December 31, 2011, approximately 64% and 62%, respectively, of Katy’s inventories were accounted for using the last-in, first-out (“LIFO”) method of costing, while the remaining inventories were accounted for using the first-in, first-out (“FIFO”) method.  Current cost, as determined using the FIFO method, exceeded LIFO cost by $4.6 and $4.5 million at each of March 30, 2012 and December 31, 2011, respectively.

Share-Based Payment – Compensation cost recognized during the three months ended March 30, 2012 and April 1, 2011 includes: a) compensation cost for all stock options based on the grant date fair value amortized over the options’ vesting period and b) compensation cost for outstanding stock appreciation rights (“SARs”) as of March 30, 2012 and April 1, 2011 based on the March 30, 2012 and April 1, 2011 fair value, respectively.  The Company re-measures the fair value of SARs each reporting period until the award is settled and compensation expense is recognized each reporting period for changes in fair value and vesting.

Index

Compensation expense (income) is included in selling, general and administrative expense in the Condensed Consolidated Statements of Operations.  The components of compensation expense (income) are as follows (amounts in thousands):

	Three Months Ended
	March 30,	April 1,
	2012	2011

Stock option income	$-	$(253)
Stock appreciation right expense (income)	113	(238)
	$113	$(491)

For the three months ended April 1, 2011, stock option income resulted from the reversal of compensation expense recognized on the cancellation of unvested stock options previously held by the Company’s Chief Executive Officer, the Company’s Chief Financial Officer and the Company’s former Vice President-Operations.

The fair value of stock options are estimated at the date of grant using a Black-Scholes option pricing model.  As the Company does not have sufficient historical exercise data to provide a basis for estimating the expected term, the Company uses the simplified method for estimating the expected term by averaging the minimum and maximum lives expected for each award.  In addition, the Company estimated volatility by considering its historical stock volatility over a term comparable to the remaining expected life of each award.  The risk-free interest rate is the current yield available on U.S. treasury issues with a remaining term equal to each award.  The Company estimates forfeitures using historical results.  Its estimates of forfeitures will be adjusted over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from their estimate.  There were no stock options granted during the three months ended March 30, 2012 or April 1, 2011.

The fair value of SARs, a liability award, was estimated at March 30, 2012 and April 1, 2011 using a Black-Scholes option pricing model.  The Company estimated the expected term by averaging the minimum and maximum lives expected for each award.  In addition, the Company estimated volatility by considering its historical stock volatility over a term comparable to the remaining expected life of each award.  The risk-free interest rate was the current yield available on U.S. treasury issues with a remaining term equal to each award.  The Company estimates forfeitures using historical results.  Its estimates of forfeitures will be adjusted over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from their estimate.  The assumptions for expected term, volatility and risk-free rate are presented in the table below:

	March 30,	April 1,
	2012	2011

Expected term (years)	0.7 - 4.6	0.2 - 5.5
Volatility	275.0% - 546.4%	160.3% - 213.7%
Risk-free interest rate	0.1% - 0.9%	0.1% - 2.4%

Comprehensive Loss – The components of accumulated other comprehensive loss are foreign currency translation adjustments and pension and other postretirement benefits adjustments.  The balance of foreign currency translation adjustments was $0.5 million and $0.6 million at March 30, 2012 and December 31, 2011, respectively.  The balance of pension and other postretirement benefits adjustments was $1.8 million at each of March 30, 2012 and December 31, 2011.

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

Note 2.  NEW ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Standards – In May 2011, the FASB issued further guidance which generally aligns the principles of fair value measurements with International Financial Reporting Standards.  The guidance clarifies the application of existing fair value measurement requirements and expands the disclosure requirements for fair value measurements, and was effective for the three months ended March 30, 2012. The adoption of the guidance had no effect on the Company’s financial position or results of operations.

Index

In June 2011, the FASB issued guidance concerning the presentation of comprehensive income.  The guidance gives companies the option to present total comprehensive income, components of net income, and components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  The guidance was effective for the three months ended March 30, 2012 and was applied retrospectively.  The adoption of the guidance had no effect on the Company’s financial position or results of operations.

In September 2011, the FASB issued an update to existing guidance on the assessment of goodwill impairment.  This update simplifies the assessment of goodwill for impairment by allowing companies to consider qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount before performing the two step impairment review process.  It also amends the examples of events or circumstances that would be considered in a goodwill impairment evaluation.  This new guidance was effective for the three months ended March 30, 2012.  The adoption of the guidance had no effect on the Company’s financial position or results of operations.

Note 3.  DISCONTINUED OPERATIONS

On October 4, 2011, the Company sold substantially all assets and certain liabilities related to the DISCO division of CCP to DISCO Acquisition Corp., a Pennsylvania corporation and an affiliate of Cellucap Manufacturing Company, for $19.0 million, subject to pre-closing and post-closing adjustments based on working capital levels, an indemnification escrow of $0.5 million and a deferred lease maintenance adjustment of $10,000 (the “Sale Event”). The Company used net proceeds from the transaction to reduce its outstanding balance under the PNC Credit Agreement (as defined in Note 5 below). The sale of the DISCO division met the criteria for classification as a discontinued operation in accordance with GAAP therefore, the Company has classified the results of the DISCO division as discontinued operations for all periods presented. Selected financial data for discontinued operations is summarized as follows (amounts in thousands):

Three Months Ended
April 1,
2011

Net sales	$4,270

Pre-tax operating income	$976

Note 4.  INTANGIBLE ASSETS

Following is detailed information regarding Katy’s intangible assets (amounts in thousands):

	March 30,			December 31,
	2012			2011
	Gross	Accumulated	Net Carrying	Gross	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Patents	$1,308	$(1,154)	$154	$1,327	$(1,131)	$196
Customer lists	9,391	(8,441)	950	9,391	(8,404)	987
Tradenames	4,099	(2,853)	1,246	4,099	(2,804)	1,295
Total	$14,798	$(12,448)	$2,350	$14,817	$(12,339)	$2,478

Index

All of Katy’s intangible assets are definite long-lived intangibles.  Estimated aggregate future amortization expense related to intangible assets is as follows (amounts in thousands):

2012 (remainder)	$313
2013	395
2014	379
2015	364
2016	350
Thereafter	549
$2,350

Note 5.  INDEBTEDNESS

On October 4, 2011, CCP, Glit/Gemtex, Ltd. and 3254018 Nova Scotia Limited (collectively, the “Borrowers”), wholly-owned subsidiaries of the Company, entered into a Loan and Security Agreement (the “PB Loan Agreement”) with the PrivateBank and Trust Company (“PrivateBank”).  The PB Loan Agreement is a $20.0 million revolving credit facility, including a $3.0 million sub-limit for letters of credit and a $2.5 million sub-limit for capital expenditures (“CapEx Sublimit”).  The proceeds of the Borrowers’ initial borrowing under the PB Loan Agreement were used to repay the Revolving Credit, Term Loan and Security Agreement, as amended (“PNC Credit Agreement”), with PNC Bank, National Association (“PNC Bank”) and pay fees and expenses associated with the negotiation and consummation of the credit facility.  All extensions of credit under the PB Loan Agreement are collateralized by a first priority security interest in and lien upon substantially all present and future assets and properties of the Company and the Borrowers.  The Company guarantees the obligations of the Borrowers under the PB Loan Agreement.  There was $17.4 million and $14.4 million outstanding under the PB Loan Agreement as of March 30, 2012 and December 31, 2011, respectively.

The PB Loan Agreement has an expiration date of September 29, 2014 and its borrowing base is determined by eligible inventory and accounts receivable, amounting to $19.9 million at March 30, 2012.  The Company’s borrowing base under the PB Loan Agreement is reduced by the outstanding amount of standby and commercial letters of credit and any outstanding borrowings under the CapEx Sublimit.  There were no outstanding borrowings under the CapEx Sublimit as of March 30, 2012 and December 31, 2011, respectively.  Currently, the Company’s largest letters of credit relate to its casualty insurance programs.  Upon extinguishment of the PNC Credit Agreement, the Company was required to advance cash to PNC Bank as collateral for the outstanding letters of credit in the amount of $2.6 million, all of which was still outstanding at March 30, 2012.  The cash advance is recorded within other current assets and the revolving credit agreement in the Consolidated Balance Sheets.  At March 30, 2012, total outstanding letters of credit were $2.4 million, all of which are issued by PNC Bank under the PNC Credit Agreement until they are transferred to PrivateBank under the PB Loan Agreement.

Borrowings under the PB Loan Agreement bear interest at a per annum rate equal to the sum of the Prime Rate Revolving Loans Applicable Margin plus the Prime Rate (each as defined in the PB Loan Agreement), or at a per annum rate equal to the sum of the LIBOR Rate Revolving Loans Applicable Margin plus the LIBOR Rate (each as defined in the PB Loan Agreement) or an aggregate of 2.99% and 3.02% at March 30, 2012 and December 31, 2011, respectively.  An unused commitment fee of 50 basis points per annum is payable monthly on the average unused amount of the PB Loan Agreement.

The PB Loan Agreement includes a financial covenant regarding fixed charge coverage ratio.  The Company was in compliance with this financial covenant at March 30, 2012.

All of the debt under the PB Loan Agreement is re-priced to current rates at frequent intervals.  Therefore, its fair value approximates its carrying value at March 30, 2012.  For the three months ended March 30, 2012 and April 1, 2011, the Company had amortization of debt issuance costs, included within interest expense, of $40,000 and $75,000, respectively.

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

Note 6.  RETIREMENT BENEFIT PLANS

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

Information regarding the Company’s net periodic benefit cost for pension and other postretirement benefit plans for the three months ended March 30, 2012 and April 1, 2011 is as follows (amounts in thousands):

	Pension Benefits		Other Benefits
	Three Months Ended		Three Months Ended
	March 30,	April 1,	March 30,	April 1,
	2012	2011	2012	2011
Components of net periodic benefit cost:
Interest cost	$17	$18	$32	$26
Expected return on plan assets	(16)	(16)	-	-
Amortization of net loss	12	11	-	-
Net periodic benefit cost	$13	$13	$32	$26

During the three months ended March 30, 2012, the Company made contributions to the pension plans of $15,000.  The Company expects to contribute an additional $45,000 to the pension plans throughout the remainder of 2012.  The Company uses a December 31 measurement date for its pension and other postretirement benefit plans.  The fair value of plan assets was determined by using quoted prices in active markets for identical assets (Level 1 inputs per the fair value hierarchy).

Note 7.  STOCK INCENTIVE PLANS

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

Index

The following table summarizes stock option activity under each of the Company’s applicable plans:

Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Options	Price	Life	(in thousands)

Outstanding at December 31, 2011	38,000	$4.16

Granted	-	$-
Exercised	-	$-
Expired	-	$-
Cancelled	-	$-

Outstanding at March 30, 2012	38,000	$4.16	1.3 years	$-

Vested and Exercisable at March 30, 2012	38,000	$4.16	1.3 years	$-

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

The following table summarizes SARs activity under each of the Company’s applicable plans:

Non-Vested at December 31, 2011	14,665

Granted	-
Vested	(3,333)
Cancelled	-

Non-Vested at March 30, 2012	11,332

Total Outstanding at March 30, 2012	274,267

At March 30, 2012 and December 31, 2011, the aggregate liability related to SARs was $0.2 million and $44,000, respectively, and is included in accrued expenses in the Condensed Consolidated Balance Sheets.

Note 8.  INCOME TAXES

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, various states and foreign jurisdictions.  The Company and its subsidiaries are generally no longer subject to U.S. federal, state and local examinations by tax authorities for years before 2006.

As of March 30, 2012 and December 31, 2011, the Company had deferred tax assets, net of deferred tax liabilities, of $76.3 million.  Domestic net operating loss (“NOL”) carry forwards comprised $54 million of the deferred tax assets for both periods.  Katy’s history of operating losses in many of its taxing jurisdictions provides significant negative evidence with respect to the Company’s ability to generate future taxable income.  As a result, valuation allowances have been recorded as of such dates for the full amount of deferred tax assets, net of the amount of deferred tax liabilities.

Index

Accounting for Uncertainty in Income Taxes

Included in the balances at each of March 30, 2012 and December 31, 2011 are $0.1 million of liabilities for unrecognized tax benefits.  Because of the impact of deferred tax accounting, other than interest and penalties, the recognition of these liabilities would not affect the annual effective tax rate.

The Company recognizes interest and penalties accrued related to the unrecognized tax benefits in the income tax provision.  The Company had approximately $25,000 of interest and penalties accrued at each of March 30, 2012 and December 31, 2011.

Note 9.  RELATED PARTY TRANSACTIONS

Kohlberg & Co., L.L.C., whose affiliate holds all 1,131,551 shares of the Company’s Convertible Preferred Stock, provides ongoing management oversight and advisory services to the Company.  At March 30, 2012 and December 31, 2011, the Company owed Kohlberg $1.9 million and $1.8 million, respectively, for these services, which is recorded in current liabilities on the Condensed Consolidated Balance Sheets.  The Company incurs expense of $0.5 million per year for these services.  For each of the three months ended March 30, 2012 and April 1, 2011, $0.1 million is recorded in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations for these services.

Note 10.  COMMITMENTS AND CONTINGENCIES

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

Other Claims

There are a number of product liability, asbestos and workers’ compensation claims pending against the Company and its subsidiaries.  Many of these claims are proceeding through the litigation process and the final outcome will not be known until a settlement is reached with the claimant or the case is adjudicated.  The Company estimates that it can take up to ten years from the date of the injury to reach a final outcome on certain claims.  With respect to the product liability and workers’ compensation claims, the Company has provided for its share of expected losses beyond the applicable insurance coverage, including those incurred but not reported to the Company or its insurance providers, which are developed using actuarial techniques. Such accruals are developed using currently available claim information, and represent management’s best estimates, including estimated legal fees, on an undiscounted basis.  The ultimate cost of any individual claim can vary based upon, among other factors, the nature of the injury, the duration of the disability period, the length of the claim period, the jurisdiction of the claim and the nature of the final outcome.

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

Index

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report and the information incorporated by reference in this report contain various “forward-looking statements” as defined in Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act of 1934, as amended.  The forward-looking statements are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management.  We have based these forward-looking statements on current expectations and projections about future events and trends affecting the financial condition of our business. Additional information concerning these and other risks and uncertainties is included in Item 1A under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011.  Words and phrases such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “projects,” “may,” “should,” “will,”  “continue,” “is subject to,” and the like are intended to identify forward-looking statements.  The results referred to in forward-looking statements may differ materially from actual results because they involve estimates, assumptions and uncertainties.  Forward-looking statements included herein are as of the date hereof and we undertake no obligation to revise or update such statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.  All forward-looking statements should be viewed with caution.  These forward-looking statements are subject to risks and uncertainties that may lead to results that differ materially from those expressed in any forward-looking statement made by us or on our behalf, including, among other things:

●	Increases in the cost of, or in some cases continuation of, the current price levels of thermoplastic resins, paper board packaging, latex binders, cotton and other raw materials.

●	Our inability to reduce product costs, including manufacturing, sourcing, freight, and other product costs.

●	Our inability to protect our intellectual property rights adequately.

●	Our inability to expand our customer base and increase corresponding revenues.

●	Our inability to achieve product price increases, especially as they relate to potentially higher raw material costs.

●
Unfavorable economic or business conditions, as well as our exposure to the credit risks of our customers and distributors, which may reduce our sales or make it difficult to collect accounts receivable.

●	Competition from foreign and domestic competitors.

●	The potential impact of rising interest rates on our debt outstanding under the PB Loan Agreement.

●	Our inability to meet covenants associated with the PB Loan Agreement.

●	Our inability to access funds under our current loan agreements or refinance our loan agreements given the current instability in the credit markets.

●	Our failure to identify, and promptly and effectively remediate, any material weaknesses or significant deficiencies in our internal control over financial reporting.

●	The potential impact of rising costs for insurance for properties and various forms of liabilities.

●	The potential impact of changes in foreign currency exchange rates related to our Canadian operations.

●
Labor issues, including union activities that require an increase in production costs or lead to a strike, thus impairing production and decreasing sales, and labor relations issues at entities involved in our supply chain, including both suppliers and those involved in transportation and shipping.

●	Changes in significant laws and government regulations affecting environmental compliance and income taxes.

Index

OVERVIEW

We are a manufacturer, importer and distributor of commercial cleaning and storage products.  Our commercial cleaning products are sold primarily to sanitary, maintenance and foodservice distributors that supply end users such as restaurants, hotels, healthcare facilities and schools.  Our storage products are primarily sold through major home improvement and mass market retail outlets.

RESULTS OF OPERATIONS

Three Months Ended March 30, 2012 versus Three Months Ended April 1, 2011

Net sales decreased 3.4% from $28.6 million during the three months ended April 1, 2011 to $27.7 million during the three months ended March 30, 2012.  The majority of the decrease was a result of volume shortfall in our Continental and Glit business units. Changes in net sales resulting from pricing and currency translation were nominal.  Gross margin was 9.3% for the three months ended March 30, 2012, an increase of two percentage points from the same period a year ago.  The increase was primarily a result of improved efficiencies in our Wilen operation after the relocation from Atlanta, Georgia to Bridgeton, Missouri in 2010. As a result, our gross profit increased $0.5 million from $2.1 million to $2.6 million.

Selling, general and administrative (“SG&A”) expenses were $4.8 million for the three months ended March 30, 2012, a $0.8 million increase from the same period a year ago.  The increase was a result of the increase in stock compensation expense related to outstanding stock appreciation rights due to our higher stock price as of March 30, 2012 and the reversal of prior years’ compensation expense as a result of cancelled unvested stock options during the three months ended April 1, 2011.

Operating loss increased from $1.8 million during the three months ended April 1, 2011 to $2.2 million during the three months ended March 30, 2012 primarily due to the increase in SG&A expenses described above, which was partially offset by the increase in gross margin.

Interest expense decreased by $0.2 million during the three months ended March 30, 2012 as compared to the three months ended April 1, 2011 as a result of lower interest rates and average borrowings under the PB Loan Agreement (as defined below) than under the PNC Credit Agreement (as defined below).

Loss from continuing operations remained stable for the three months ended March 30, 2012 and April 1, 2011, increasing by $31,000 to $2.3 million for the three months ended March 30, 2012.

With the sale of the DISCO division on October 4, 2011, all activity associated with this division has been classified as discontinued operations.  Income from operations for this division was $1.0 million for the three months ended April1, 2011.

Overall, we reported a net loss of $2.3 million, or $0.28 per share, for the first quarter of 2012, as compared to a net loss of $1.3 million, or $0.16 per share, for the first quarter of 2011.

LIQUIDITY AND CAPITAL RESOURCES

We require funding for working capital needs and capital expenditures.  We believe that our cash flow from operations and the use of available borrowings under the PB Loan Agreement (as defined below) provide sufficient liquidity for our operations going forward.  As of March 30, 2012, we had cash of $0.6 million and outstanding checks of $0.4 million as compared to cash of $0.7 million and outstanding checks of $0.9 million at December 31, 2011.  As of March 30, 2012, we had outstanding borrowings of $17.4 million (63% of total capitalization) under the PB Loan Agreement.  Our unused borrowing availability at March 30, 2012 under the PB Loan Agreement was $2.6 million.  As of December 31, 2011, we had outstanding borrowings of $14.4 million (53% of total capitalization) with unused borrowing availability of $4.9 million.

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

Index

The PB Loan Agreement has an expiration date of September 29, 2014 and its borrowing base is determined by eligible inventory and accounts receivable, amounting to $19.9 million at March 30, 2012.  The Company’s borrowing base under the PB Loan Agreement is reduced by the outstanding amount of standby and commercial letters of credit and any outstanding borrowings under the CapEx Sublimit.  There were no outstanding borrowings under the CapEx Sublimit as of March 30, 2012 and December 31, 2011, respectively.  Currently, the Company’s largest letters of credit relate to its casualty insurance programs.  Upon extinguishment of the PNC Credit Agreement, the Company was required to advance cash to PNC Bank as collateral for the outstanding letters of credit in the amount of $2.6 million, all of which was still outstanding at March 30, 2012.  The cash advance is recorded within other current assets and the revolving credit agreement in the Consolidated Balance Sheets.  At March 30, 2012, total outstanding letters of credit were $2.4 million, all of which are issued by PNC Bank under the PNC Credit Agreement until they are transferred to PrivateBank under the PB Loan Agreement.

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

The PB Loan Agreement includes a financial covenant regarding fixed charge coverage ratio.  The Company was in compliance with this financial covenant at March 30, 2012.

All of the debt under the PB Loan Agreement is re-priced to current rates at frequent intervals.  Therefore, its fair value approximates its carrying value at March 30, 2012.  For the three months ended March 30, 2012 and April 1, 2011, the Company had amortization of debt issuance costs, included within interest expense, of $40,000 and $75,000, respectively.

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

Cash Flows

Cash used in operating activities before changes in operating assets and liabilities was $1.0 million in the first quarter of 2012 as compared to $1.5 million in the same period of 2011.  Changes in operating assets and liabilities used $1.4 million in the first quarter of 2012 as compared to providing $0.2 million in the same period of 2011.  This variance was primarily a result of cash used by accounts payable as we worked to improve payment history with our vendors.

Cash flows provided by financing activities in the first quarter of 2012 reflect a $3.0 million increase in our debt levels and a $0.5 million decrease in our book overdraft since December 31, 2011.

OFF-BALANCE SHEET ARRANGEMENTS

As of March 30, 2012, the Company had no off-balance sheet arrangements.

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

CRITICAL ACCOUNTING POLICIES

We disclosed details regarding certain of our critical accounting policies in the Management’s Discussion and Analysis section of our Annual Report on Form 10-K for the year ended December 31, 2011 (Part II, Item 7).  There have been no changes to these policies as of March 30, 2012.

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

Changes in Internal Control over Financial Reporting

There have been no changes in Katy’s internal control over financial reporting during the quarter ended March 30, 2012 that have materially affected, or are reasonably likely to materially affect, Katy’s internal control over financial reporting.

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

Item 1A.RISK FACTORS

We are affected by risks specific to us as well as factors that affect all businesses operating in a global market.  The significant factors known to us that could materially adversely affect our business, financial condition, or operating results are described in Part I, Item 1A of our Annual Report on Form 10-K, filed on March 26, 2012.  There has been no material change in those risk factors.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.  MINE SAFETY DISCLOSURES

Not applicable.

Item 5.  OTHER INFORMATION

None.

Item 6.  EXHIBITS

Exhibit Number	Exhibit Title	Page

3.1	The Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-k filed March 30, 2012).	*
31.1	CEO Certification pursuant to Securities Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	CFO Certification pursuant to Securities Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	CEO Certification required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	#
32.2	CFO Certification required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	#
101.INS	Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
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

KATY INDUSTRIES, INC.
Registrant

DATE: April 30, 2012	By /s/ David J. Feldman
David J. Feldman
President and Chief Executive Officer

By /s/ James W. Shaffer
James W. Shaffer
Vice President, Treasurer and Chief Financial Officer