Form 10-Q
period 2012-06-29
KATY INDUSTRIES INC
filed 2012-08-13
CIK 54681

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  June 29, 2012

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class	Outstanding at July 27, 2012
Common Stock, $1 Par Value	7,951,176 Shares

KATY INDUSTRIES, INC.
FORM 10-Q
June 29, 2012

Index

PART I  FINANCIAL INFORMATION

Item 1.  Financial Statements

KATY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF JUNE 29, 2012 (UNAUDITED) AND DECEMBER 31, 2011
 (Amounts in Thousands)

ASSETS

	June 29,	December 31,
	2012	2011
CURRENT ASSETS:

Cash	$866	$730
Accounts receivable, net	14,748	11,759
Inventories, net	14,534	17,262
Other current assets	2,925	4,086

Total current assets	33,073	33,837

OTHER ASSETS:

Goodwill	665	665
Intangibles, net	2,258	2,478
Other	1,611	2,032

Total other assets	4,534	5,175

PROPERTY AND EQUIPMENT
Land and improvements	336	336
Buildings and improvements	9,101	9,101
Machinery and equipment	87,134	86,926

	96,571	96,363
Less - Accumulated depreciation	(79,110)	(77,562)

Property and equipment, net	17,461	18,801

Total assets	$55,068	$57,813

See Notes to Condensed Consolidated Financial Statements.

Index

KATY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF JUNE 29, 2012 (UNAUDITED) AND DECEMBER 31, 2011
 (Amounts in Thousands, Except Share Data)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	June 29,	December 31,
	2012	2011
CURRENT LIABILITIES:

Accounts payable	$8,480	$8,928
Book overdraft	733	946
Accrued compensation	1,340	1,317
Accrued expenses	9,050	8,701
Payable to related party	2,000	1,750
Deferred revenue	688	688
Revolving credit agreement	15,361	14,359

Total current liabilities	37,652	36,689

DEFERRED REVENUE	2,263	2,605

OTHER LIABILITIES	5,846	5,904

Total liabilities	45,761	45,198

COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS’ EQUITY
15% Convertible preferred stock, $100 par value; authorized 1,200,000 shares; issued and outstanding 1,131,551 shares; liquidation value $113,155	108,256	108,256
Common stock, $1 par value; authorized 35,000,000 shares; issued 9,822,304 shares	9,822	9,822
Additional paid-in capital	27,110	27,110
Accumulated other comprehensive loss	(2,368)	(2,361)
Accumulated deficit	(112,076)	(108,775)
Treasury stock, at cost, 1,871,128 shares	(21,437)	(21,437)

Total stockholders' equity	9,307	12,615

Total liabilities and stockholders' equity	$55,068	$57,813

See Notes to Condensed Consolidated Financial Statements.

Index

KATY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPRESHENSIVE LOSS
FOR THE THREE AND SIX MONTHS ENDED JUNE 29, 2012 AND JULY 1, 2011
(Amounts in Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 29,	July 1,	June 29,	July 1,
	2012	2011	2012	2011

Net sales	$31,673	$31,502	$59,343	$60,141
Cost of goods sold	27,954	28,906	53,063	54,788
Gross profit	3,719	2,596	6,280	5,353
Selling, general and administrative expenses	4,610	4,716	9,362	9,359
Gain on disposal of assets	-	85	-	10
Operating loss	(891)	(2,205)	(3,082)	(4,016)
Interest expense	(233)	(425)	(424)	(799)
Other, net	89	110	204	75

Loss from continuing operations before income tax benefit (expense)	(1,035)	(2,520)	(3,302)	(4,740)
Income tax benefit (expense) from continuing operations	(6)	257	1	248

Loss from continuing operations	(1,041)	(2,263)	(3,301)	(4,492)
Income from operations of discontinued business (net of tax)	-	959	-	1,935

Net loss	$(1,041)	$(1,304)	$(3,301)	$(2,557)

Net loss	$(1,041)	$(1,304)	$(3,301)	$(2,557)
Other comprehensive income (loss)
Foreign currency translation	(54)	74	(6)	192
Total comprehensive loss	$(1,095)	$(1,230)	$(3,307)	$(2,365)

Income (loss) per share of common stock - Basic and Diluted:
Loss from continuing operations	$(0.13)	$(0.28)	$(0.42)	$(0.56)
Discontinued operations	-	0.12	-	0.24
Net loss	$(0.13)	$(0.16)	$(0.42)	$(0.32)

Weighted average common shares outstanding:
Basic and diluted	7,951	7,951	7,951	7,951

See Notes to Condensed Consolidated Financial Statements.

Index

KATY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 29, 2012 AND JULY 1, 2011
(Amounts in Thousands)
(Unaudited)

	June 29,	July 1,
	2012	2011
Cash flows from operating activities:
Net loss	$(3,301)	$(2,557)
Income from discontinued operations	-	(1,935)
Loss from continuing operations	(3,301)	(4,492)
Depreciation	2,048	2,275
Amortization of intangible assets	217	207
Amortization of debt issuance costs	89	169
Stock-based compensation	117	(587)
Gain on sale or disposal of assets	-	10
	(830)	(2,418)
Changes in operating assets and liabilities:
Accounts receivable	(2,985)	(3,269)
Inventories	2,731	(2,391)
Other assets	1,485	327
Accounts payable	(865)	3,801
Accrued expenses	501	(349)
Payable to related party	250	1,000
Deferred revenue	(342)	-
Other	(177)	60
	598	(821)

Net cash used in continuing operations	(232)	(3,239)
Net cash provided by discontinued operations	-	2,306
Net cash used in operating activities	(232)	(933)

Cash flows from investing activities:
Capital expenditures	(398)	(133)
Proceeds from sale of assets	-	81
Net cash used in investing activities	(398)	(52)

Cash flows from financing activities:
Net borrowings	1,006	1,680
Decrease in book overdraft	(213)	(562)
Repayments of term loans	-	(857)
Direct costs associated with debt facilities	-	(264)
Net cash provided by (used in) financing activities	793	(3)

Effect of exchange rate changes on cash	(27)	152
Net increase (decrease) in cash	136	(836)
Cash, beginning of period	730	1,319
Cash, end of period	$866	$483

See Notes to Condensed Consolidated Financial Statements.

Index

KATY INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

Note 1.	SIGNIFICANT ACCOUNTING POLICIES

Consolidation Policy and Basis of Presentation – The condensed consolidated financial statements include the accounts of Katy Industries, Inc. and subsidiaries in which it has a greater than 50% voting interest or significant influence, collectively “Katy” or the “Company”.  All significant intercompany accounts, profits and transactions have been eliminated in consolidation.  The Condensed Consolidated Balance Sheet at June 29, 2012 and the related Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 29, 2012 and July 1, 2011 and Cash Flows for the six months ended June 29, 2012 and July 1, 2011 have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial condition, results of operations and comprehensive loss and cash flows of the Company for the interim periods.  Interim results may not be indicative of results to be realized for the entire year.  The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.  The Condensed Consolidated Balance Sheet as of December 31, 2011 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States (“GAAP”).

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

Fiscal Year – The Company operates and reports using a 4-4-5 fiscal year which always ends on December 31.  As a result, December and January do not typically consist of five and four weeks, respectively.  The three months ended June 29, 2012 and July 1, 2011 consisted of 63 shipping days.  The six months ended June 29, 2012 and July 1, 2011 consisted of 127 shipping days.

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

Inventories – The components of inventories are as follows (amounts in thousands):

	June 29,	December 31,
	2012	2011

Raw materials	$7,033	$8,841
Finished goods	13,290	13,992
Inventory reserves	(1,064)	(1,072)
LIFO reserve	(4,725)	(4,499)
	$14,534	$17,262

Index

At June 29, 2012 and December 31, 2011, approximately 61% and 62%, respectively, of Katy’s inventories were accounted for using the last-in, first-out (“LIFO”) method of costing, while the remaining inventories were accounted for using the first-in, first-out (“FIFO”) method.  Current cost, as determined using the FIFO method, exceeded LIFO cost by $4.7 million and $4.5 million at June 29, 2012 and December 31, 2011, respectively.

Share-Based Payment – Compensation cost recognized during the three and six months ended June 29, 2012 and July 1, 2011 includes: a) compensation cost for all stock options based on the grant date fair value amortized over the options’ vesting period and b) compensation cost for outstanding stock appreciation rights (“SARs”) as of June 29, 2012 and July 1, 2011 based on the June 29, 2012 and June 1, 2011 fair value, respectively.  The Company re-measures the fair value of SARs each reporting period until the award is settled and compensation expense is recognized each reporting period for changes in fair value and vesting.

Compensation expense (income) is included in selling, general and administrative expense in the Condensed Consolidated Statements of Operations and Comprehensive Loss.  The components of compensation expense (income) are as follows (amounts in thousands):

	Three Months Ended		Six Months Ended
	June 29,	July 1,	June 29,	July 1,
	2012	2011	2012	2011

Stock option income	$-	$(21)	$-	$(274)
Stock appreciation right expense (income)	4	(75)	117	(313)
	$4	$(96)	$117	$(587)

For the three and six months ended July 1, 2011, stock option income resulted from the reversal of compensation expense recognized on the cancellation of unvested stock options previously held by the Company’s Chief Executive Officer, the Company’s Chief Financial Officer and the Company’s former Vice President-Operations.

The fair value of stock options is estimated at the date of grant using a Black-Scholes option pricing model.  As the Company does not have sufficient historical exercise data to provide a basis for estimating the expected term, the Company uses the simplified method for estimating the expected term by averaging the minimum and maximum lives expected for each award.  In addition, the Company estimated volatility by considering its historical stock volatility over a term comparable to the remaining expected life of each award.  The risk-free interest rate is the current yield available on U.S. treasury issues with a remaining term equal to each award.  The Company estimates forfeitures using historical results.  Its estimates of forfeitures will be adjusted over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from their estimate.  There were no stock options granted during the three and six months ended June 29, 2012 and July 1, 2011.

The fair value of SARs, a liability award, was estimated at June 29, 2012 and July 1, 2011 using a Black-Scholes option pricing model.  The Company estimated the expected term by averaging the minimum and maximum lives expected for each award.  In addition, the Company estimated volatility by considering its historical stock volatility over a term comparable to the remaining expected life of each award.  The risk-free interest rate is the current yield available on U.S. treasury issues with a remaining term equal to each award.  The Company estimates forfeitures using historical results.  Its estimates of forfeitures will be adjusted over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from their estimate.  The assumptions for expected term, volatility and risk-free rate are presented in the table below:

	June 29, 2012	July 1, 2011

Expected term (years)	0.4 - 5.0	1.4 - 5.2
Volatility	284.8% - 559.0%	171.5% - 218.2%
Risk-free interest rate	0.1% - 0.7%	0.3% - 1.9%

Comprehensive Loss – The components of accumulated other comprehensive loss are foreign currency translation adjustments and pension and other postretirement benefits adjustments.  The balance of foreign currency translation adjustments was $0.6 million at June 29, 2012 and December 31, 2011.  The balance of pension and other postretirement benefits adjustments was $1.8 million at each of June 29, 2012 and December 31, 2011.

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

Recently Adopted Accounting Standards – In May 2011, the FASB issued further guidance which generally aligns the principles of fair value measurements with International Financial Reporting Standards.  The guidance clarifies the application of existing fair value measurement requirements and expands the disclosure requirements for fair value measurements, and was effective for the six months ended June 29, 2012. The adoption of the guidance had no effect on the Company’s financial position or results of operations.

In June 2011, the FASB issued guidance concerning the presentation of comprehensive income.  The guidance gives companies the option to present total comprehensive income, components of net income, and components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  The guidance was effective for the six months ended June 29, 2012 and was applied retrospectively.  The adoption of the guidance had no effect on the Company’s financial position or results of operations.

In September 2011, the FASB issued an update to existing guidance on the assessment of goodwill impairment.  This update simplifies the assessment of goodwill for impairment by allowing companies to consider qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount before performing the two step impairment review process.  It also amends the examples of events or circumstances that would be considered in a goodwill impairment evaluation.  This new guidance was effective for the six months ended June 29, 2012.  The adoption of the guidance had no effect on the Company’s financial position or results of operations.

In July 2012, the FASB has issued guidance concerning the testing of indefinite-lived intangible assets for impairment. This guidance gives an entity the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with Codification Subtopic 350-30, Intangibles--Goodwill and Other, General Intangibles Other than Goodwill. Under the guidance, an entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment an entity will be able to resume performing the qualitative assessment in any subsequent period. The amendments in this ASU are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012.

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

	Three Months Ended	Six Months Ended
	June 29,	June 29,
	2012	2012

Net sales	$4,167	$8,437

Pre-tax operating income	$959	$1,935

Index

Note 4.	INTANGIBLE ASSETS

Following is detailed information regarding Katy’s intangible assets (amounts in thousands):

	June 29,			December 31,
	2012			2011
	Gross	Accumulated	Net Carrying	Gross	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Patents	$1,324	$(1,176)	$148	$1,327	$(1,131)	$196
Customer lists	9,391	(8,478)	913	9,391	(8,404)	987
Tradenames	4,099	(2,902)	1,197	4,099	(2,804)	1,295
Total	$14,814	$(12,556)	$2,258	$14,817	$(12,339)	$2,478

All of Katy’s intangible assets are definite long-lived intangibles.  Estimated aggregate future amortization expense related to intangible assets is as follows (amounts in thousands):

2012 (remainder)	$210
2013	398
2014	382
2015	367
2016	353
Thereafter	548
$2,258

Note 5.	INDEBTEDNESS

On October 4, 2011, CCP, Glit/Gemtex, Ltd. and 3254018 Nova Scotia Limited (collectively, the “Borrowers”), wholly-owned subsidiaries of the Company, entered into a Loan and Security Agreement (as amended, the “PB Loan Agreement”) with the PrivateBank and Trust Company (“PrivateBank”).  On May 31, 2012, the PB Loan Agreement was amended (the “First Amendment”) to provide additional flexibility under the financial covenants by replacing the minimum fixed charge ratio covenant for the period of April 27, 2012 to October 26, 2012, with a minimum earnings before interest, taxes, depreciation and amortization covenant and reduce the borrowing availability by $1 million. In addition, the Company and the Lender agreed to certain specified transactions, which could include the sale or disposition of certain assets.

The PB Loan Agreement is a $20.0 million revolving credit facility, including a $3.0 million sub-limit for letters of credit. From October 4, 2011 to May 31, 2012 the PB Loan Agreement included a $2.5 million sub-limit for capital expenditures (“CapEx Sublimit”). The proceeds of the Borrowers’ initial borrowing under the PB Loan Agreement were used to repay the Revolving Credit, Term Loan and Security Agreement, as amended (“PNC Credit Agreement”), with PNC Bank, National Association (“PNC Bank”) and pay fees and expenses associated with the negotiation and consummation of the credit facility.  All extensions of credit under the PB Loan Agreement are collateralized by a first priority security interest in and lien upon substantially all present and future assets and properties of the Company and the Borrowers.  The Company guarantees the obligations of the Borrowers under the PB Loan Agreement.  There was $15.4 million and $14.4 million outstanding under the PB Loan Agreement as of June 29, 2012 and December 31, 2011, respectively.

The PB Loan Agreement has an expiration date of September 29, 2014 and its borrowing base is determined by eligible inventory and accounts receivable, amounting to $20.0 million at June 29, 2012.  The Company’s borrowing base under the PB Loan Agreement is reduced by the outstanding amount of standby and commercial letters of credit and any outstanding borrowings under the CapEx Sublimit.  There were $0.2 million in outstanding borrowings under the CapEx Sublimit as of June 29, 2012. There were no outstanding borrowings under the CapEx Sublimit as of December 31, 2011.  Currently, the Company’s largest letters of credit relate to its casualty insurance programs.  The PB Loan Agreement requires the Company to have a minimum level of availability such that eligible collateral must exceed the sum of its outstanding borrowings and letters of credit by $1 million. Upon extinguishment of the PNC Credit Agreement, the Company was required to advance cash to PNC Bank as collateral for the outstanding letters of credit in the amount of $2.6 million, of which $1.5 million was still outstanding at June 29, 2012.  The cash advance is recorded within other current assets and the revolving credit agreement in the Consolidated Balance Sheets.  At June 29, 2012, total outstanding letters of credit were $2.5 million, of which $1.5 million is issued by PNC Bank under the PNC Credit Agreement until they are transferred to PrivateBank under the PB Loan Agreement.

Borrowings under the PB Loan Agreement bear interest at a per annum rate equal to the sum of the Prime Rate Revolving Loans Applicable Margin plus the Prime Rate (each as defined in the PB Loan Agreement), or at a per annum rate equal to the sum of the LIBOR Rate Revolving Loans Applicable Margin plus the LIBOR Rate (each as defined in the PB Loan Agreement) or an aggregate of 4.25% and 3.02% at June 29, 2012 and December 31, 2011, respectively.  An unused commitment fee of 50 basis points per annum is payable monthly on the average unused amount of the PB Loan Agreement.

Index

The PB Loan Agreement includes a financial covenant regarding minimum earnings before interest, taxes, depreciation and amortization from April 27, 2012 to October 26, 2012.  The Company was in compliance with this financial covenant at June 29, 2012. Subsequent to October 26, 2012 the PB Loan agreement will replace the minimum earnings before interest, taxes, depreciation and amortization covenant with a fixed charge covenant ratio.

All of the debt under the PB Loan Agreement is re-priced to current rates at frequent intervals.  Therefore, its fair value approximates its carrying value at June 29, 2012.  For the three and six months ended June 29, 2012, the Company had amortization of debt issuance costs, included within interest expense, of $49,000 and $89,000, respectively. For the three and six months ended July 1, 2011, the Company had amortization of debt issuance costs, included within interest expense, of $0.1 million and $0.3 million, respectively.

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

Information regarding the Company’s net periodic benefit cost for pension and other postretirement benefit plans for the three and six months ended June 29, 2012 and July 1, 2011 is as follows (amounts in thousands):

	Pension Benefits
	Three Months Ended		Six Months Ended
	June 29,	July 1,	June 29,	July 1,
	2012	2011	2012	2011
Components of net periodic benefit cost:
Interest cost	$17	$19	$34	$37
Expected return on plan assets	(13)	(15)	(29)	(31)
Amortization of net loss	12	11	24	22
Net periodic benefit cost	$16	$15	$29	$28

	Other Benefits
	Three Months Ended		Six Months Ended
	June 29,	July 1,	June 29,	July 1,
	2012	2011	2012	2011
Components of net periodic benefit cost:
Interest cost	$30	$25	$62	$51
Net periodic benefit cost	$30	$25	$62	$51

Index

During the three and six months ended June 29, 2012, the Company made contributions to the pension plans of $15,000 and $30,000, respectively.  The Company expects to contribute an additional $30,000 to the pension plans throughout the remainder of 2012.  The Company uses a December 31 measurement date for its pension and other postretirement benefit plans.  The fair value of plan assets was determined by using quoted prices in active markets for identical assets (Level 1 inputs per the fair value hierarchy).

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

The following table summarizes stock option activity under each of the Company’s applicable plans:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Options	Price	Life	(in thousands)

Outstanding at December 31, 2011	38,000	$4.16

Granted	-	$-
Exercised	-	$-
Expired	(6,000)	$5.15
Cancelled	-	$-

Outstanding at June 29, 2012	32,000	$3.97	1.3 years	$-

Vested and Exercisable at June 29, 2012	32,000	$3.97	1.3 years	$-

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

Index

The following table summarizes SARs activity under each of the Company’s applicable plans:

Non-Vested at December 31, 2011	14,665

Granted	4,000
Vested	(7,333)
Cancelled	-

Non-Vested at June 29, 2012	11,332

Total Outstanding at June 29, 2012	264,934

At June 29, 2012 and December 31, 2011, the aggregate liability related to SARs was $0.2 million and $44,000, respectively, and is included in accrued expenses in the Condensed Consolidated Balance Sheets.

Note 8.	INCOME TAXES

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, various states and foreign jurisdictions.  The Company and its subsidiaries are generally no longer subject to U.S. federal, state and local examinations by tax authorities for years before 2006.

As of June 29, 2012 and December 31, 2011, the Company had deferred tax assets, net of deferred tax liabilities, of $76.3 million.  Domestic net operating loss (“NOL”) carry forwards comprised $54.0 million of the deferred tax assets for both periods.  Katy’s history of operating losses in many of its taxing jurisdictions provides significant negative evidence with respect to the Company’s ability to generate future taxable income.  As a result, valuation allowances have been recorded as of such dates for the full amount of deferred tax assets, net of the amount of deferred tax liabilities.

Accounting for Uncertainty in Income Taxes

Included in the balances at each of June 29, 2012 and December 31, 2011 are $0.1 million of liabilities for unrecognized tax benefits.  Because of the impact of deferred tax accounting, other than interest and penalties, the recognition of these liabilities would not affect the annual effective tax rate.

The Company recognizes interest and penalties accrued related to the unrecognized tax benefits in the income tax provision.  The Company had approximately $25,000 of interest and penalties accrued at each of June 29, 2012 and December 31, 2011.

Note 9.	RELATED PARTY TRANSACTIONS

Kohlberg & Co., L.L.C., whose affiliate holds all 1,131,551 shares of the Company’s Convertible Preferred Stock, provides ongoing management oversight and advisory services to the Company.  At June 29, 2012 and December 31, 2011, the Company owed Kohlberg $2.0 million and $1.9 million, respectively, for these services, which is recorded in current liabilities on the Condensed Consolidated Balance Sheets.  For each of the three and six months ended June 29, 2012 and July 1, 2011, $0.1 million and $0.3 million, respectively, is recorded in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations for these services.

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

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report and the information incorporated by reference in this report contain various “forward-looking statements” as defined in Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act of 1934, as amended.  The forward-looking statements are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management.  We have based these forward-looking statements on current expectations and projections about future events and trends affecting the financial condition of our business. Additional information concerning these and other risks and uncertainties is included in Item 1A under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011.  Words and phrases such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “projects,” “may,” “should,” “will,”  “continue,” “is subject to,” and the like are intended to identify forward-looking statements.  The results referred to in forward-looking statements may differ materially from actual results because they involve estimates, assumptions and uncertainties.  Forward-looking statements included herein are as of the date hereof and we undertake no obligation to revise or update such statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.  All forward-looking statements should be viewed with caution.  These forward-looking statements are subject to risks and uncertainties that may lead to results that differ materially from those expressed in any forward-looking statement made by us or on our behalf, including, among other things:

–	Increases in the cost of, or in some cases continuation of, the current price levels of thermoplastic resins, paper board packaging, latex binders, cotton and other raw materials.

–	Our inability to reduce product costs, including manufacturing, sourcing, freight, and other product costs.

–	Our inability to protect our intellectual property rights adequately.

–	Our inability to expand our customer base and increase corresponding revenues.

–	Our inability to achieve product price increases, especially as they relate to potentially higher raw material costs.

Index

–
Unfavorable economic or business conditions, as well as our exposure to the credit risks of our customers and distributors, which may reduce our sales or make it difficult to collect accounts receivable.

–	Competition from foreign and domestic competitors.

–	The potential impact of rising interest rates on our debt outstanding under the PB Loan Agreement.

–	Our inability to meet covenants associated with the PB Loan Agreement.

–	Our inability to access funds under our current loan agreements or refinance our loan agreements given the current instability in the credit markets.

–	Our failure to identify, and promptly and effectively remediate, any material weaknesses or significant deficiencies in our internal control over financial reporting.

–	The potential impact of rising costs for insurance for properties and various forms of liabilities.

–	The potential impact of changes in foreign currency exchange rates related to our Canadian operations.

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

RESULTS OF OPERATIONS

Three Months Ended June 29, 2012 versus Three Months Ended July 1, 2011

Net sales increased from $31.5 million during the three months ended July 1, 2011 to $31.7 million during the three months ended June 29, 2012. Gross margin was 11.7% for the three months ended June 29, 2012, an increase of 3.5 percentage points from the same period a year ago.  The increase in gross margin was primarily due to sales mix changes in our Continental operations and decreased inefficiencies experienced in our Wilen operation after the relocation from Atlanta, Georgia to Bridgeton, Missouri in 2010. As a result, our gross profit increased $0.9 million from $2.6 million to $3.7 million.

Selling, general and administrative (“SG&A”) expenses decreased slightly to $4.6 million for the three months ended June 29, 2012 compared to $4.7 million for the same period a year ago.

Operating loss was $0.9 million for the three months ended June 29, 2012, compared to $2.2 million for the same period a year ago.  The decrease in operating loss was primarily the result of the increase in gross margin.

Interest expense decreased by $0.2 million during the three months ended June 29, 2012 as compared to the three months ended July 1, 2011 as a result of lower interest rates and average borrowings under the PB Loan Agreement (as defined below) than under the PNC Credit Agreement (as defined below).

The income tax benefit for the three months ended July 1, 2011 includes a benefit for the recognition of uncertain tax positions of $0.3 million as the statutes of limitations on certain tax years expired.

Loss from continuing operations decreased from $2.3 million for the three months ended July 1, 2011 to $1.0 million for the three months ended June 29, 2012 primarily due to the increase in gross margin and lower interest expense.

Index

With the sale of the DISCO division on October 4, 2011, all activity associated with this division has been classified as discontinued operations.  Income from operations for this division was $1.0 million for the three months ended July 1, 2011.

Overall, we reported a net loss of $1.0 million, or $0.13 per share, and $1.3 million, or $0.16 per share, for the three months ended June 29 and July 1, 2011, respectively.

Six Months Ended June 29, 2012 versus Six Months Ended July 1, 2011

Net sales decreased 1.3% from $60.1 million during the six months ended July 1, 2011 to $59.3 million during the six months ended June 29, 2012.  The majority of the decrease was a result of volume shortfall in our Container and Gemtex business units.  Changes in net sales resulting from pricing and currency translation were nominal. Gross margin was 10.6% for the six months ended June 29, 2012, an increase of 1.7 percentage points from the same period a year ago.  The increase was primarily a result of decreased inefficiencies experienced in our Wilen operation after the relocation from Atlanta, Georgia to Bridgeton, Missouri in 2010.

SG&A expenses were flat at $9.4 million for the six months ended June 29, 2012 and July 1, 2011, respectively.

Operating loss decreased from $4.0 million during the six months ended July 1, 2011 to $3.1 million during the six months ended June 29, 2012 primarily due to the increase in gross margin noted in our Wilen operations.

Interest expense decreased by $0.4 million during the six months ended June 29, 2012 as compared to the six months ended July 1, 2011 as a result of lower interest rates and average borrowings under the PB Loan Agreement (as defined below) than under the PNC Credit Agreement (as defined below).

The income tax benefit for the six months ended July 1, 2011 includes a benefit for the recognition of uncertain tax positions of $0.3 million as the statutes of limitations on certain tax years expired.

Loss from continuing operations decreased from $4.7 million for the for the six months ended July 1, 2011 to  $3.3 million for the six months ended June 29, 2012  primarily due to the increase in gross margin and lower interest expense.

With the sale of the DISCO division on October 4, 2011, all activity associated with this division has been classified as discontinued operations.  Income from operations for this division was $1.9 million for the six months ended July 1, 2011.

Overall, we reported a net loss of $3.3 million, or $0.42 per share, for the six months ended June 29, 2012, as compared to a net loss of $2.6 million, or $0.32 per share, for the first half of 2011.

LIQUIDITY AND CAPITAL RESOURCES

We require funding for working capital needs and capital expenditures.  We believe that our cash flow from operations and the use of available borrowings under the PB Loan Agreement (as defined below) provide sufficient liquidity for our operations going forward.  As of June 29, 2012, we had cash of $0.9 million and outstanding checks of $0.7 million as compared to cash of $0.7 million and outstanding checks of $0.9 million at December 31, 2011.  As of June 29, 2012, we had outstanding borrowings of $15.4 million (63% of total capitalization) under the PB Loan Agreement.  Our unused borrowing availability at June 29, 2012 on the Revolving Credit Facility (as defined below) was $2.6  million after the $1.0 million minimum availability requirement discussed below.  As of December 31, 2011, we had outstanding borrowings of $14.4 million (53% of total capitalization) with unused borrowing availability of $4.9 million.

PB Loan Agreement

On October 4, 2011, CCP, Glit/Gemtex, Ltd. and 3254018 Nova Scotia Limited (collectively, the “Borrowers”), wholly-owned subsidiaries of the Company, entered into a Loan and Security Agreement (as amended, the “PB Loan Agreement”) with the PrivateBank and Trust Company (“PrivateBank”).  On May 31, 2012, the PB Loan Agreement was amended (the “First Amendment”) to provide additional flexibility under the financial covenants by replacing the minimum fixed charge ratio covenant for the period of April 27, 2012 to October 26, 2012, with a minimum earnings before interest, taxes, depreciation and amortization covenant and reduce the borrowing availability by $1 million. In addition, the Company and the Lender agreed to certain specified transactions, which could include the sale or disposition of certain assets.

Index

The PB Loan Agreement is a $20.0 million revolving credit facility, including a $3.0 million sub-limit for letters of credit. From October 4, 2011 to May 31, 2012 the PB Loan Agreement included a $2.5 million sub-limit for capital expenditures (“CapEx Sublimit”). The proceeds of the Borrowers’ initial borrowing under the PB Loan Agreement were used to repay the Revolving Credit, Term Loan and Security Agreement, as amended (“PNC Credit Agreement”), with PNC Bank, National Association (“PNC Bank”) and pay fees and expenses associated with the negotiation and consummation of the credit facility.  All extensions of credit under the PB Loan Agreement are collateralized by a first priority security interest in and lien upon substantially all present and future assets and properties of the Company and the Borrowers.  The Company guarantees the obligations of the Borrowers under the PB Loan Agreement.  There was $15.4 million and $14.4 million outstanding under the PB Loan Agreement as of June 29, 2012 and December 31, 2011, respectively.

The PB Loan Agreement has an expiration date of September 29, 2014 and its borrowing base is determined by eligible inventory and accounts receivable, amounting to $20.0 million at June 29, 2012.  The Company’s borrowing base under the PB Loan Agreement is reduced by the outstanding amount of standby and commercial letters of credit and any outstanding borrowings under the CapEx Sublimit.  There were $0.2 million in outstanding borrowings under the CapEx Sublimit as of June 29, 2012. There were no outstanding borrowings under the CapEx Sublimit as of December 31, 2011.  Currently, the Company’s largest letters of credit relate to its casualty insurance programs.  The PB Loan Agreement requires the Company to have a minimum level of availability such that eligible collateral must exceed the sum of its outstanding borrowings and letters of credit by $1 million. Upon extinguishment of the PNC Credit Agreement, the Company was required to advance cash to PNC Bank as collateral for the outstanding letters of credit in the amount of $2.6 million, of which $1.5 million was still outstanding at June 29, 2012.  The cash advance is recorded within other current assets and the revolving credit agreement in the Consolidated Balance Sheets.  At June 29, 2012, total outstanding letters of credit were $2.5 million, of which $1.5 million is issued by PNC Bank under the PNC Credit Agreement until they are transferred to PrivateBank under the PB Loan Agreement.

Borrowings under the PB Loan Agreement bear interest at a per annum rate equal to the sum of the Prime Rate Revolving Loans Applicable Margin plus the Prime Rate (each as defined in the PB Loan Agreement), or at a per annum rate equal to the sum of the LIBOR Rate Revolving Loans Applicable Margin plus the LIBOR Rate (each as defined in the PB Loan Agreement) or an aggregate of 4.25% and 3.02% at June 29, 2012 and December 31, 2011, respectively.  An unused commitment fee of 50 basis points per annum is payable monthly on the average unused amount of the PB Loan Agreement.

The PB Loan Agreement includes a financial covenant regarding minimum earnings before interest, taxes, depreciation and amortization from April 27, 2012 to October 26, 2012.  The Company was in compliance with this financial covenant at June 29, 2012. Subsequent to October 26, 2012 the PB Loan agreement will replace the minimum earnings before interest, taxes, depreciation and amortization covenant with a fixed charge covenant ratio.

All of the debt under the PB Loan Agreement is re-priced to current rates at frequent intervals.  Therefore, its fair value approximates its carrying value at June 29, 2012.  For the three and six months ended June 29, 2012, the Company had amortization of debt issuance costs, included within interest expense, of $49,000 and $89,000, respectively. For the three and six months ended July 1, 2011, the Company had amortization of debt issuance costs, included within interest expense, of $0.1 million and $0.3 million, respectively.

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

Cash Flows

Cash used in operating activities before changes in operating assets and liabilities, excluding discontinued operations, was $0.2 million in the first half of 2012 as compared to $0.9 million in the same period of 2011.  Changes in operating assets and liabilities provided $0.6 million in the first half of 2012 as compared to a use of $0.8 million in the same period of 2011.  This variance was primarily a result of a decrease in inventories as we continue to manage inventory levels, a decrease in accounts payable as we continue to work to improve payment history with our vendors and a decrease in other assets due to a return of cash collateral posted in connection with our lines of credit.

Index

Cash flows used in financing activities in the first half of 2012 reflect a $1.0 million increase in our debt levels and a $0.2 million decrease in our book overdraft since December 31, 2011.

OFF-BALANCE SHEET ARRANGEMENTS

As of June 29, 2012, the Company had no off-balance sheet arrangements.

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

CRITICAL ACCOUNTING POLICIES

We disclosed details regarding certain of our critical accounting policies in the Management’s Discussion and Analysis section of our Annual Report on Form 10-K for the year ended December 31, 2011 (Part II, Item 7).  There have been no changes to these policies as of June 29, 2012.

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

Changes in Internal Control over Financial Reporting

There have been no changes in Katy’s internal control over financial reporting during the quarter ended June 29, 2012 that have materially affected, or are reasonably likely to materially affect, Katy’s internal control over financial reporting.

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

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.  MINE SAFETY DISCLOSURES

Not Applicable.

Item 5.  OTHER INFORMATION

None.

Item 6.  EXHIBITS

Exhibit Number	Exhibit Title	Page

3.1	The Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-k filed March 30, 2012.	*

10.1
Consent and First Amendment to Loan and Security Agreement dated May 31, 2012, among Continental Commercial Products, LLC, Glit/Gemtex, Ltd., Katy Industries, Inc. and The PrivateBank and Trust Company (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed June 6, 2012).
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

101
* Interactive data files pursuant to Rule 405 of Regulation S-5: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) the Notes to Condensed Consolidated Financial Statements.

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

KATY INDUSTRIES, INC.
Registrant

DATE: August 13, 2012	By /s/ David J. Feldman
David J. Feldman
President and Chief Executive Officer

By /s/ James W. Shaffer
James W. Shaffer
Vice President, Treasurer and Chief Financial Officer