Form 10-Q
period 2012-09-28
KATY INDUSTRIES INC
filed 2012-11-13
CIK 54681

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 28, 2012

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class	Outstanding at October 26, 2012
Common Stock, $1 Par Value	7,951,176 Shares

KATY INDUSTRIES, INC.
FORM 10-Q
September 28, 2012

INDEX

			Page
PART I	FINANCIAL INFORMATION

	Item 1.	Financial Statements:

		Condensed Consolidated Balance Sheets September 28, 2012 (unaudited) and December 31, 2011	3,4

		Condensed Consolidated Statements of Operations and Comprehensive Loss For the Three and Nine Months Ended September 28, 2012 and September 30, 2011 (unaudited)	5

		Condensed Consolidated Statements of Cash Flows For the Nine Months Ended September 28, 2012 and September 30, 2011 (unaudited)	6

		Notes to Condensed Consolidated Financial Statements (unaudited)	7

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	15

	Item 4.	Controls and Procedures	19

PART II	OTHER INFORMATION		21

	Item 1.	Legal Proceedings	21

	Item 1A.	Risk Factors	21

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21

	Item 3.	Defaults Upon Senior Securities	21

	Item 4.	Mine Safety Disclosures	21

	Item 5.	Other Information	21

	Item 6.	Exhibits	21

	Signatures		22

	Certifications		23-26

Index

PART I  FINANCIAL INFORMATION

Item 1.  Financial Statements

KATY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 28, 2012 (UNAUDITED) AND DECEMBER 31, 2011
 (Amounts in Thousands)

ASSETS

	September 28, 2012	December 31, 2011
CURRENT ASSETS:

Cash	$937	$730
Accounts receivable, net	14,010	11,759
Inventories, net	12,443	15,911
Other current assets	1,358	4,086
Assets held for sale	564	2,655

Total current assets	29,312	35,141

OTHER ASSETS:

Goodwill	329	329
Intangibles, net	2,153	2,478
Other	2,111	2,032

Total other assets	4,593	4,839

PROPERTY AND EQUIPMENT
Land and improvements	336	336
Buildings and improvements	8,546	8,800
Machinery and equipment	76,807	77,502

	85,689	86,638
Less - Accumulated depreciation	(69,989)	(68,805)

Property and equipment, net	15,700	17,833

Total assets	$49,605	$57,813

See Notes to Condensed Consolidated Financial Statements.

Index

KATY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 28, 2012 (UNAUDITED) AND DECEMBER 31, 2011
 (Amounts in Thousands, Except Share Data)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	September 28, 2012	December 31, 2011
CURRENT LIABILITIES:

Accounts payable	$8,796	$8,928
Book overdraft	730	946
Accrued compensation	1,834	1,317
Accrued expenses	9,735	8,701
Payable to related party	2,125	1,750
Deferred revenue	688	688
Revolving credit agreement	11,271	14,359

Total current liabilities	35,179	36,689

DEFERRED REVENUE	2,064	2,605

OTHER LIABILITIES	5,740	5,904

Total liabilities	42,983	45,198

COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS’ EQUITY
15% Convertible preferred stock, $100 par value; authorized 1,200,000 shares; issued and outstanding 1,131,551 shares; liquidation value $113,155	108,256	108,256
Common stock, $1 par value; authorized 35,000,000 shares; issued 9,822,304 shares	9,822	9,822
Additional paid-in capital	27,110	27,110
Accumulated other comprehensive loss	(2,300)	(2,361)
Accumulated deficit	(114,829)	(108,775)
Treasury stock, at cost, 1,871,128 shares	(21,437)	(21,437)

Total stockholders' equity	6,622	12,615

Total liabilities and stockholders' equity	$49,605	$57,813

See Notes to Condensed Consolidated Financial Statements.

Index

KATY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 28, 2012 AND SEPTEMBER 30, 2011
(Amounts in Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 28, 2012	September 30, 2011	September 28, 2012	September 30, 2011

Net sales	$27,283	$29,080	$77,823	$79,801
Cost of goods sold	24,395	25,480	68,882	70,893
Gross profit	2,888	3,600	8,941	8,908
Selling, general and administrative expenses	3,828	4,187	12,507	12,691
Severance, restructuring and related charges	-	393	-	393
Gain on disposal of assets	-	6	-	16
Operating loss	(940)	(986)	(3,566)	(4,192)
Interest expense	(272)	(533)	(652)	(1,234)
Other, net	46	(12)	270	224

Loss from continuing operations before income tax (expense) benefit	(1,166)	(1,531)	(3,948)	(5,202)
Income tax (expense) benefit from continuing operations	(3)	(9)	(2)	239

Loss from continuing operations	(1,169)	(1,540)	(3,950)	(4,963)
Discontinued operations:
(Loss) income from operations of discontinued business (net of tax)	(969)	408	(1,488)	1,274
Loss on sale of discontinued businesses (net of tax)	(616)	-	(616)	-

(Loss) income from discontinued operations	(1,585)	408	(2,104)	1,274

Net loss	(2,754)	(1,132)	(6,054)	(3,689)
Other comprehensive income (loss)
Foreign currency translation	67	(94)	61	98
Total comprehensive loss	$(2,687)	$(1,226)	$(5,993)	$(3,591)

Loss (income) per share of common stock - Basic and Diluted
Loss from continuing operations	$(0.15)	$(0.19)	$(0.50)	$(0.62)
Discontinued operations	(0.20)	0.05	(0.26)	0.16
Net loss	$(0.35)	$(0.14)	$(0.76)	$(0.46)

Weighted average common shares outstanding:
Basic and diluted	7,951	7,951	7,951	7,951
Diluted	7,951	7,951	7,951	7,951

See Notes to Condensed Consolidated Financial Statements.

Index

KATY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 28, 2012 AND SEPTEMBER 30, 2011
(Amounts in Thousands)
(Unaudited)

	September 28, 2012	September 30, 2011
Cash flows from operating activities:
Net loss	$(6,054)	$(3,689)
Loss (income) from discontinued operations	2,104	(1,274)
Loss from continuing operations	(3,950)	(4,963)
Depreciation	2,750	2,984
Amortization of intangible assets	326	322
Amortization of debt issuance costs	178	415
Stock-based compensation	52	(610)
(Loss) gain on sale or disposal of assets	(2)	16
	(646)	(1,836)
Changes in operating assets and liabilities:
Accounts receivable	(2,253)	(3,637)
Inventories	2,311	(119)
Other assets	3,263	899
Accounts payable	(47)	1,031
Accrued expenses	430	4
Payable to related party	500	1,125
Deferred revenue	(541)	-
Other	96	11
	3,759	(686)

Net cash provided by (used in) continuing operations	3,113	(2,522)
Net cash provided by discontinued operations	485	1,528
Net cash provided by (used in) operating activities	3,598	(994)

Cash flows from investing activities:
Capital expenditures	(548)	(106)
Proceeds from sale of assets	-	81
Net cash used in continuing operations	(548)	(25)
Net cash provided by (used in) discontinued operations	258	(132)
Net cash used in investing activities	(290)	(157)

Cash flows from financing activities:
Net (repayments) borrowings	(3,126)	3,353
Decrease in book overdraft	(216)	(223)
Repayments of term loans	-	(1,081)
Direct costs associated with debt facilities	-	(272)
Net cash (used in) provided by financing activities	(3,342)	1,777

Effect of exchange rate changes on cash provided by continuing operations	388	(164)
Effect of exchange rate changes on cash provided by discontinued operations	(147)	296
Net Effect of exchange rate changes on cash	241	132
Net increase in cash	207	758
Cash, beginning of period	730	1,319
Cash, end of period	$937	$2,077

See Notes to Condensed Consolidated Financial Statements.

Index

KATY INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

Note 1.  SIGNIFICANT ACCOUNTING POLICIES

Consolidation Policy and Basis of Presentation – The condensed consolidated financial statements include the accounts of Katy Industries, Inc. and subsidiaries in which it has a greater than 50% voting interest or significant influence, collectively “Katy” or the “Company”.  All significant intercompany accounts, profits and transactions have been eliminated in consolidation.  The Condensed Consolidated Balance Sheet at September 28, 2012 and the related Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 28, 2012 and September 30, 2011 and Cash Flows for the nine months ended September 28, 2012 and September 30, 2011 have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial condition, results of operations and comprehensive loss and cash flows of the Company for the interim periods.  Interim results may not be indicative of results to be realized for the entire year.  The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.  The Condensed Consolidated Balance Sheet as of December 31, 2011 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States (“GAAP”).

As discussed in Note 3, on July 24, 2012, the Company announced the closure of Container manufacturing in Norwalk California, on September 20, 2012 the Company sold certain assets related to the Gemtex division, and on October 4, 2011, the Company sold substantially all assets and certain liabilities related to the DISCO division.  The Company accounted for these divisions as discontinued operations, and accordingly, has reclassified the financial results for all periods presented to reflect them as such.  Unless otherwise noted, discussions in these notes pertain to the Company’s continuing operations.

Fiscal Year – The Company operates and reports using a 4-4-5 fiscal year which always ends on December 31.  As a result, December and January do not typically consist of five and four weeks, respectively.  The three months ended September 28, 2012 and September 30, 2011 consisted of 63 shipping days.  The nine months ended September 28, 2012 and September 30, 2011 consisted of 190 shipping days.

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

Certain reclassifications to the Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations and Comprehensive Loss and Condensed Consolidated Statements of Cash Flows were made to the 2011 amounts in order to conform to the 2012 presentation.

Inventories – The components of inventories are as follows (amounts in thousands):

	September 28, 2012	December 31, 2011

Raw materials	$6,279	$8,127
Finished goods	11,358	13,192
Inventory reserves	(804)	(909)
LIFO reserve	(4,390)	(4,499)
	$12,443	$15,911

Index

At September 28, 2012 and December 31, 2011, approximately 64% and 66%, respectively, of Katy’s inventories were accounted for using the last-in, first-out (“LIFO”) method of costing, while the remaining inventories were accounted for using the first-in, first-out (“FIFO”) method.  Current cost, as determined using the FIFO method, exceeded LIFO cost by $4.4 million at September 28, 2012 and $4.5 million at December 31, 2011.

Share-Based Payment – Compensation cost recognized during the three and nine months ended September 28, 2012 and September 30, 2011 includes: a) compensation cost for all stock options based on the grant date fair value amortized over the options’ vesting period and b) compensation cost for outstanding stock appreciation rights (“SARs”) as of September 28, 2012 and September 30, 2011 based on the September 28, 2012 and September 30, 2011 fair value, respectively.  The Company re-measures the fair value of SARs each reporting period until the award is settled and compensation expense is recognized each reporting period for changes in fair value and vesting.

Compensation (income) expense is included in selling, general and administrative expense in the Condensed Consolidated Statements of Operations.  The components of compensation (income) expense are as follows (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 28, 2012	September 30, 2011	September 28, 2012	September 30, 2011

Stock option income	$-	$-	$-	$(274)
Stock appreciation right (income) expense	(65)	(23)	52	(336)
	$(65)	$(23)	$52	$(610)

For the nine months ended September 30, 2011, stock option income resulted from the reversal of compensation expense recognized on the cancellation of unvested stock options previously held by the Company’s Chief Executive Officer, the Company’s Chief Financial Officer and the Company’s former Vice President-Operations.

The fair value of stock options is estimated at the date of grant using a Black-Scholes option pricing model.  As the Company does not have sufficient historical exercise data to provide a basis for estimating the expected term, the Company uses the simplified method for estimating the expected term by averaging the minimum and maximum lives expected for each award.  In addition, the Company estimated volatility by considering its historical stock volatility over a term comparable to the remaining expected life of each award.  The risk-free interest rate is the current yield available on U.S. treasury issues with a remaining term equal to each award.  The Company estimates forfeitures using historical results.  Its estimates of forfeitures will be adjusted over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from their estimate.  There were no stock options granted during the three and nine months ended September 28, 2012 and September 30, 2011.

The fair value of SARs, a liability award, is estimated at September 28, 2012 and September 30, 2011 using a Black-Scholes option pricing model.  The Company estimated the expected term by averaging the minimum and maximum lives expected for each award.  In addition, the Company estimated volatility by considering its historical stock volatility over a term comparable to the remaining expected life of each award.  The risk-free interest rate is the current yield available on U.S. treasury issues with a remaining term equal to each award.  The Company estimates forfeitures using historical results.  Its estimates of forfeitures will be adjusted over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from their estimate.  The assumptions for expected term, volatility and risk-free rate are presented in the table below:

	September 28, 2012	September 30, 2011

Expected term (years)	0.2 - 4.8	1.2 - 5.0
Volatility	293.5% - 459.0%	187.4% - 246.2%
Risk-free interest rate	0.1% - 0.6%	0.2% - 1.0%

Accumulated Comprehensive Loss – The components of accumulated other comprehensive loss are foreign currency translation adjustments and pension and other postretirement benefits adjustments.  The balance of foreign currency translation adjustments was $0.5 million and $0.6 million at September 28, 2012 and December 31, 2011, respectively.  The balance of pension and other postretirement benefits adjustments was $1.8 million at each of September 28, 2012 and December 31, 2011.

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

Note 2.  NEW ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Standards – In May 2011, the FASB issued further guidance which generally aligns the principles of fair value measurements with International Financial Reporting Standards.  The guidance clarifies the application of existing fair value measurement requirements and expands the disclosure requirements for fair value measurements, and was effective for the nine months ended September 28, 2012. The adoption of the guidance had no effect on the Company’s consolidated financial statements.

In June 2011, the FASB issued guidance concerning the presentation of comprehensive income.  The guidance gives companies the option to present total comprehensive income, components of net income, and components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  The guidance was effective for the nine months ended September 28, 2012 and was applied retrospectively.  The adoption of the guidance had no effect on the Company’s consolidated financial statements.

In September 2011, the FASB issued an update to existing guidance on the assessment of goodwill impairment.  This update simplifies the assessment of goodwill for impairment by allowing companies to consider qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount before performing the two step impairment review process.  It also amends the examples of events or circumstances that would be considered in a goodwill impairment evaluation.  This new guidance was effective for the nine months ended September 28, 2012.  The adoption of the guidance had no effect on the Company’s consolidated financial statements.

In July 2012, the FASB issued guidance concerning the testing of indefinite-lived intangible assets for impairment. This guidance gives an entity the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with Codification Subtopic 350-30, Intangibles--Goodwill and Other, General Intangibles Other than Goodwill. Under the guidance, an entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period. The amendments in this ASU are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The Company does not believe the amendments in this ASU will have a material impact of the consolidated financial statements.

Note 3.  DISCONTINUED OPERATIONS

On July 24, 2012, the Company announced the closure of Container manufacturing at Norwalk, California of Continental Commercial Products, LLC. The Company plans to sell certain assets related to the Container division.

On September 20, 2012, the Company sold certain assets related to the Gemtex division to 2340258 Ontario, Inc. (the “Buyer”), a corporation incorporated under the laws of the Province of Ontario, for $1.0 million, $0.7 million of which will be payable in 48 monthly installments subject to certain prepayment requirements in connection with the generation of excess cash by the Buyer.  The company used the net proceeds from the transaction to reduce its outstanding balance under the PB Loan Agreement (as defined in Note 5 below).

On October 4, 2011, the Company sold substantially all assets and certain liabilities related to the DISCO division of Continental Commercial Products, LLC to DISCO Acquisition Corp., a Pennsylvania corporation and an affiliate of Cellucap Manufacturing Company, for $19.0 million, subject to pre-closing and post-closing adjustments based on working capital levels, an indemnification escrow of $475,000 and a deferred lease maintenance adjustment of $10,000 (the “Sale Event”).  The Company used net proceeds from the transaction to reduce its outstanding balance under the PNC Credit Agreement (as defined in Note 5 below).

Index

The closure of Container manufacturing at Norwalk, California and the sale of the Gemtex and DISCO divisions met the criteria for classification as discontinued operations in accordance with GAAP; therefore, the Company has classified the results of the Container manufacturing, Gemtex and Disco divisions as discontinued operations for all periods presented. The assets sold as part of the Gemtex division and the assets expected to be sold of the Container division have been recorded as assets held for sale. Selected financial data for discontinued operations is summarized as follows (amounts in thousands):

	Three Months Ended			Nine Months Ended
	September 28, 2012			September 28, 2012
	Total	Container Manufacturing	Gemtex Division	Total	Container Manufacturing	Gemtex Division

Net sales	$4,048	$2,751	$1,297	$12,851	$8,449	$4,402

Operating loss - net of tax	$(969)	$(163)	$(806)	$(1,488)	$(334)	$(1,154)

	Three Months Ended				Nine Months Ended
	September 30, 2011				September 30, 2011
	Total	Container Manufacturing	Gemtex Division	Disco Division	Total	Container Manufacturing	Gemtex Division	Disco Division

Net sales	$8,710	$2,850	$1,675	$4,185	$26,567	$8,851	$5,094	$12,622

Operating income (loss) - net of tax	$408	$(280)	$(229)	$917	$1,274	$(537)	$(1,041)	$2,852

The components of assets held for sale are as follows (amounts in thousands):

	September 28, 2012			December 31, 2011
	Total	Container Manufacturing	Gemtex Division	Total	Container Manufacturing	Gemtex Division
Assets
Inventories, net	$-	$-	$-	$1,351	$-	$1,351
Goodwill	-	-	-	336	-	336
Property and equipment, net	564	564		968	766	202
	$564	$564	$-	$2,655	$766	$1,889

Note 4.  INTANGIBLE ASSETS

Following is detailed information regarding Katy’s intangible assets (amounts in thousands):

Index

	September 28, 2012			December 31, 2011
	Gross	Accumulated	Net Carrying	Gross	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Patents	$1,327	$(1,198)	$129	$1,327	$(1,131)	$196
Customer lists	9,391	(8,514)	877	9,391	(8,404)	987
Tradenames	4,099	(2,952)	1,147	4,099	(2,804)	1,295
Total	$14,817	$(12,664)	$2,153	$14,817	$(12,339)	$2,478

All of Katy’s intangible assets are definite long-lived intangibles.  Estimated aggregate future amortization expense related to intangible assets is as follows (amounts in thousands):

2012 (remainder)	$105
2013	398
2014	382
2015	367
2016	353
Thereafter	548
$2,153

Note 5.  INDEBTEDNESS

On October 4, 2011, CCP, Glit/Gemtex, Ltd. and 3254018 Nova Scotia Limited (collectively, the “Borrowers”), wholly-owned subsidiaries of the Company, entered into a Loan and Security Agreement (as amended, the “PB Loan Agreement”) with the PrivateBank and Trust Company (“PrivateBank”).  On May 31, 2012, the PB Loan Agreement was amended (the “First Amendment”) to provide additional flexibility under the financial covenants by replacing the minimum fixed charge ratio covenant for the period of April 27, 2012 to October 26, 2012, with a minimum earnings before interest, taxes, depreciation and amortization covenant and reduce the borrowing availability by $1 million. In addition, the Company and the Lender agreed to certain specified transactions, which could include the sale or disposition of certain assets. The PB Loan Agreement was amended a second time on August 17, 2012 to modify the definition of earnings before interest, taxes, depreciation and amortization.

The PB Loan Agreement is a $20.0 million revolving credit facility, including a $3.0 million sub-limit for letters of credit. From October 4, 2011 to May 31, 2012 the PB Loan Agreement included a $2.5 million sub-limit for capital expenditures (“CapEx Sublimit”). The proceeds of the Borrowers’ initial borrowing under the PB Loan Agreement were used to repay the Revolving Credit, Term Loan and Security Agreement, as amended (“PNC Credit Agreement”), with PNC Bank, National Association (“PNC Bank”) and pay fees and expenses associated with the negotiation and consummation of the credit facility.  All extensions of credit under the PB Loan Agreement are collateralized by a first priority security interest in and lien upon substantially all present and future assets and properties of the Company and the Borrowers.  The Company guarantees the obligations of the Borrowers under the PB Loan Agreement.  There was $11.3 million and $14.4 million outstanding under the PB Loan Agreement as of September 28, 2012 and December 31, 2011, respectively.

The PB Loan Agreement has an expiration date of September 29, 2014 and its borrowing base is determined by eligible inventory and accounts receivable, amounting to $18.9 million at September 28, 2012.  The Company’s borrowing base under the PB Loan Agreement is reduced by the outstanding amount of standby and commercial letters of credit and any outstanding borrowings under the CapEx Sublimit.  There were $0.2 million in outstanding borrowings under the CapEx Sublimit as of September 28, 2012. There were no outstanding borrowings under the CapEx Sublimit as of December 31, 2011.  Currently, the Company’s largest letters of credit relate to its casualty insurance programs.  The PB Loan Agreement requires the Company to have a minimum level of availability such that eligible collateral must exceed the sum of its outstanding borrowings and letters of credit by $1 million. Upon extinguishment of the PNC Credit Agreement, the Company was required to advance cash to PNC Bank as collateral for the outstanding letters of credit in the amount of $2.6 million, which is included in other current assets and the revolving credit agreement at December 31, 2011 and is no longer outstanding at September 28, 2012.  Total outstanding letters of credit were $2.1 million at September 28, 2012.

Index

Borrowings under the PB Loan Agreement bear interest at a per annum rate equal to the sum of the Prime Rate Revolving Loans Applicable Margin plus the Prime Rate (each as defined in the PB Loan Agreement), or at a per annum rate equal to the sum of the LIBOR Rate Revolving Loans Applicable Margin plus the LIBOR Rate (each as defined in the PB Loan Agreement) or an aggregate of 4.25% and 3.02% at September 28, 2012 and December 31, 2011, respectively.  An unused commitment fee of 50 basis points per annum is payable monthly on the average unused amount of the PB Loan Agreement.

The PB Loan Agreement includes a financial covenant regarding minimum earnings before interest, taxes, depreciation and amortization from April 27, 2012 to October 26, 2012.  The Company was in compliance with this financial covenant at September 28, 2012. Subsequent to October 26, 2012 the PB Loan agreement replaces the minimum earnings before interest, taxes, depreciation and amortization covenant with a fixed charge covenant ratio.

All of the debt under the PB Loan Agreement is re-priced to current rates at frequent intervals.  Therefore, its fair value approximates its carrying value at September 28, 2012.  For the three and nine months ended September 28, 2012, the Company had amortization of debt issuance costs, included within interest expense, of $89,000 and $178,000, respectively. For the three and nine months ended September 30, 2011, the Company had amortization of debt issuance costs, included within interest expense, of $0.1 million and $0.4 million, respectively.

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

Information regarding the Company’s net periodic benefit cost for pension and other postretirement benefit plans for the three and nine months ended September 28, 2012 and September 30, 2011 is as follows (amounts in thousands):

Index

	Pension Benefits
	Three Months Ended		Nine Months Ended
	September 28, 2012	September 30, 2011	September 28, 2012	September 30, 2011
Components of net periodic benefit cost:
Interest cost	$16	$18	$50	$55
Expected return on plan assets	$(14)	$(16)	(43)	(47)
Amortization of net loss	$11	$11	35	33
Net periodic benefit cost	$13	$13	$42	$41

	Other Benefits
	Three Months Ended		Nine Months Ended
	September 28, 2012	September 30, 2011	September 28, 2012	September 30, 2011
Components of net periodic benefit cost:
Interest cost	$31	$26	$93	$77
Amortization of net loss	12	-	36	-
Net periodic benefit cost	$43	$26	$129	$77

During the three and nine months ended September 28, 2012, the Company made contributions to the pension plans of $15,000 and $45,000, respectively.  The Company expects to contribute an additional $15,000 to the pension plans throughout the remainder of 2012.  The Company uses a December 31 measurement date for its pension and other postretirement benefit plans.  The fair value of plan assets was determined by using quoted prices in active markets for identical assets (Level 1 inputs per the fair value hierarchy).

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

The following table summarizes stock option activity under each of the Company’s applicable plans:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)

Outstanding at December 31, 2011	38,000	$4.16

Granted	-	$-
Exercised	-	$-
Expired	(6,000)	$5.15
Cancelled	-	$-

Outstanding at September 28, 2012	32,000	$3.97	1.03 years	$-

Vested and Exercisable at September 28, 2012	32,000	$3.97	1.03 years	$-

Index

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

The following table summarizes SARs activity under each of the Company’s applicable plans:

SARs

Non-Vested at December 31, 2011	14,665

Granted	4,000
Vested	(7,333)
Cancelled	-

Non-Vested at September 28, 2012	11,332

Total Outstanding at September 28, 2012	244,684

At September 28, 2012 and December 31, 2011, the aggregate liability related to SARs was $96,000 and $44,000, respectively, and is included in accrued expenses in the Condensed Consolidated Balance Sheets.

Note 8.  INCOME TAXES

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, various states and foreign jurisdictions.  The Company and its subsidiaries are generally no longer subject to U.S. federal, state and local examinations by tax authorities for years before 2006.

As of September 28, 2012 and December 31, 2011, the Company had deferred tax assets, net of deferred tax liabilities, of $76.3 million.  Domestic net operating loss (“NOL”) carry forwards comprised $54.0 million of the deferred tax assets for both periods.  Katy’s history of operating losses in many of its taxing jurisdictions provides significant negative evidence with respect to the Company’s ability to generate future taxable income.  As a result, valuation allowances have been recorded as of such dates for the full amount of deferred tax assets, net of the amount of deferred tax liabilities.

Accounting for Uncertainty in Income Taxes

Included in the balances at each of September 28, 2012 and December 31, 2011 are $0.1 million of liabilities for unrecognized tax benefits.  Because of the impact of deferred tax accounting, other than interest and penalties, the recognition of these liabilities would not affect the annual effective tax rate.

The Company recognizes interest and penalties accrued related to the unrecognized tax benefits in the income tax provision.  The Company had approximately $25,000 of interest and penalties accrued at each of September 28, 2012 and December 31, 2011.

Note 9.  RELATED PARTY TRANSACTIONS

Kohlberg & Co., L.L.C., whose affiliate holds all 1,131,551 shares of the Company’s Convertible Preferred Stock, provides ongoing management oversight and advisory services to the Company.  At September 28, 2012 and December 31, 2011, the Company owed Kohlberg $2.1 million and $1.8 million, respectively, for these services, which is recorded in current liabilities on the Condensed Consolidated Balance Sheets.  For each of the three and nine months ended September 28, 2012 and September 30, 2011, $0.1 million and $0.4 million, respectively, is recorded in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations for these services.

Index

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

-	Changes in significant laws and government regulations affecting health-care costs, environmental compliance and income taxes.

OVERVIEW

We are a manufacturer, importer and distributor of commercial cleaning and storage products.  Our commercial cleaning products are sold primarily to janitorial/sanitary and foodservice distributors that supply end users such as restaurants, hotels, healthcare facilities and schools.  Our storage products are primarily sold through major home improvement and mass market retail outlets.

RESULTS OF OPERATIONS

Three Months Ended September 28, 2012 versus Three Months Ended September 30, 2011

Net sales decreased 6.2% from $29.1 million during the three months ended September 30, 2011 to $27.3 million during the three months ended September 28, 2012.  The majority of the decrease was a result of volume shortfall in our Continental and Glit business units. Gross margin was 10.6% for the three months ended September 28, 2012, a decrease of 1.8 percentage point from the same period a year ago.  Gross margin was impacted by an unfavorable LIFO adjustment of $0.3 million resulting from inventory fluctuations in the three months ended September 28, 2012 as compared to a $0.2 million unfavorable adjustment for the three months ended September 30, 2011.  Excluding the LIFO adjustment in both periods, gross margin was 11.7% for the three months ended September 28, 2012 as compared to 13.1% for the three months ended September 30, 2011, respectively.

Index

Selling, general and administrative ("SG&A") expenses decreased to $3.8 million for the three months ended September 28, 2012 from $4.2 million for the same period a year ago. The decrease in SG&A expenses was primarily due to favorable quarter over quarter experience in group insurance and legal costs.

Operating loss was $0.9 million for the three months ended September 28,2012, compared to $1.0 million for the same period a year ago primarily due to the decrease in gross margins as described above, which were offset by the decrease in SG&A expense as described above and the one-time severance, restructuring and related charges of $0.4 million associated with the Company's noncancellable lease liability for an abandoned facility and the related sub-lease rental for the three months ended September 30, 2011.

Interest expense of $0.3 million for the three months ended September 28, 2012 compared  favorably to $0.5 million for the same time period a year ago as a result of lower average borrowings under the PB Loan agreement (as defined below) than under the PNC Credit Agreement (as defined below).

With the sale of the Gemtex division and the closure of Container manufacturing at Norwalk, California during the three months ended September 28, 2012, all activity associated with these divisions has been classified as discontinued operations.  Loss from operations for these divisions was $1.0 million for the three months ended September 28, 2012, compared to a loss from these operations of $0.5 million for the three months ended September 28, 2011. During the three months ended September 28, 2012 we recorded a loss of $0.6 million on the sale of the Gemtex division. As a result of the sale of the DISCO division on October 4, 2011, all activity associated with the division was classified as discontinued operations.  Income for the division was $0.9 million for the three months ended September 30, 2011.

Overall, we reported a net loss of $2.8 million, or $0.35 per share, for the third quarter of 2012, as compared to net loss of $1.1 million, or $0.14 per share, for the third quarter of 2011.

Nine Months Ended September 28, 2012 versus Nine Months Ended September 30, 2011

Net sales decreased 2.5% from $79.8 million during the nine months ended September 30, 2011 to $77.8 million during the nine months ended September 28, 2012.  The majority of the decrease was a result of volume shortfall in our Wilen and Glit business units. Changes in net sales resulting from pricing and currency translation were nominal and not sufficient to offset raw material cost increases.  Gross margin was 11.5% for the nine months ended September 28, 2012, an increase of 0.3 percentage point from the same period a year ago.  Gross margin was impacted by an unfavorable LIFO adjustment of $0.7 for the nine months ended September 28, 2012 and nine months ending September 30, 2011 resulting from inventory fluctuations.  Excluding the LIFO adjustment, gross margin increased by 0.3 percentage points from the first nine months of 2011.

SG&A expenses were stable at $12.5 million for the nine months ended September 28, 2012, compared to $12.7 million from the same period a year ago.

Operating loss decresed from $4.2 million during the nine months ended September 30, 2011 to $3.6 million during the nine months ended September 28, 2012 primarily due to the increase in gross margin as described above and the nine months ended September 30, 2011 was negatively impacted by one -time severance, restructuring and related charges of $0.4 million associated with the Company’s noncancellable lease liability for an abandoned facility and the related sub-lease rental.

Interest expense decreased by $0.6 million for the nine months ended September 28, 2012 as compared to the nine months ended September 30, 2011 as a result of lower average borrowings under the PB Loan agreement (as defined below) than under the PNC Credit Agreement (as defined below).

The income tax benefit for the nine months ended September 30, 2011 includes a benefit for the recognition of uncertain tax positions of $0.3 million as the statutes of limitations on certain tax years expired.

With the sale of the Gemtex division and the closure of Container manufacturing at Norwalk California during the nine months ended September 28, 2012, all activity associated with these divisions has been classified as discontinued operations.  Loss from operations for these divisions was $1.5 million for the nine months ended September 28, 2012 compared to $1.6 million for the nine months ended September 30, 2011. During the nine months ended September 28, 2012 we recorded a loss of $0.6 million on the sale of the Gemtex division. As a result of the sale of the DISCO division on October 4, 2011, all activity associated with the division was classified as discontinued operations.  Income for the division was $2.8 million for the nine months ended September 30, 2011.

Index

Overall, we reported a net loss of $6.1 million, or $0.76 per share, for the nine months ended September 28, 2012, as compared to a net loss of $3.7 million, or $0.46 per share, for the same period a year ago.

LIQUIDITY AND CAPITAL RESOURCES

We require funding for working capital needs and capital expenditures.  We believe that our cash flow from operations and the use of available borrowings under the PB Loan Agreement (as defined below) provide sufficient liquidity for our operations going forward.  As of September 28, 2012, we had cash of $0.9 million and outstanding checks of $0.7 million as compared to cash of $0.7 million and outstanding checks of $0.9 million at December 31, 2011.  As of September 28, 2012, we had outstanding borrowings of $11.3 million (64% of total capitalization) under the PB Loan Agreement.  Our unused borrowing availability at September 28, 2012 on the Revolving Credit Facility (as defined below) was $4.5 million after the $1.0 million minimum availability requirement discussed below.  As of December 31, 2011, we had outstanding borrowings of $14.4 million (53% of total capitalization) with unused borrowing availability of $4.9 million.

PB Loan Agreement

On October 4, 2011, CCP, Glit/Gemtex, Ltd. and 3254018 Nova Scotia Limited (collectively, the “Borrowers”), wholly-owned subsidiaries of the Company, entered into a Loan and Security Agreement (as amended, the “PB Loan Agreement”) with the PrivateBank and Trust Company (“PrivateBank”).  On May 31, 2012, the PB Loan Agreement was amended (the “First Amendment”) to provide additional flexibility under the financial covenants by replacing the minimum fixed charge ratio covenant for the period of April 27, 2012 to October 26, 2012, with a minimum earnings before interest, taxes, depreciation and amortization covenant and reduce the borrowing availability by $1 million. In addition, the Company and the Lender agreed to certain specified transactions, which could include the sale or disposition of certain assets. The PB Loan Agreement was amended a second time on August 17, 2012 to modify the definition of earnings before interest, taxes, depreciation and amortization.

The PB Loan Agreement is a $20.0 million revolving credit facility, including a $3.0 million sub-limit for letters of credit. From October 4, 2011 to May 31, 2012 the PB Loan Agreement included a $2.5 million sub-limit for capital expenditures (“CapEx Sublimit”). The proceeds of the Borrowers’ initial borrowing under the PB Loan Agreement were used to repay the Revolving Credit, Term Loan and Security Agreement, as amended (“PNC Credit Agreement”), with PNC Bank, National Association (“PNC Bank”) and pay fees and expenses associated with the negotiation and consummation of the credit facility.  All extensions of credit under the PB Loan Agreement are collateralized by a first priority security interest in and lien upon substantially all present and future assets and properties of the Company and the Borrowers.  The Company guarantees the obligations of the Borrowers under the PB Loan Agreement.  There was $11.3 million and $14.4 million outstanding under the PB Loan Agreement as of September 28, 2012 and December 31, 2011, respectively.

The PB Loan Agreement has an expiration date of September 29, 2014 and its borrowing base is determined by eligible inventory and accounts receivable, amounting to $18.9 million at September 28, 2012.  The Company’s borrowing base under the PB Loan Agreement is reduced by the outstanding amount of standby and commercial letters of credit and any outstanding borrowings under the CapEx Sublimit.  There were $0.2 million in outstanding borrowings under the CapEx Sublimit as of September 28, 2012. There were no outstanding borrowings under the CapEx Sublimit as of December 31, 2011.  Currently, the Company’s largest letters of credit relate to its casualty insurance programs.  The PB Loan Agreement requires the Company to have a minimum level of availability such that eligible collateral must exceed the sum of its outstanding borrowings and letters of credit by $1 million. Upon extinguishment of the PNC Credit Agreement, the Company was required to advance cash to PNC Bank as collateral for the outstanding letters of credit in the amount of $2.6 million, which is included in other current assets and the revolving credit agreement at December 31, 2011 and is no longer outstanding at September 28, 2012.  Total outstanding letters of credit were $2.1 million at September 28, 2012.

Borrowings under the PB Loan Agreement bear interest at a per annum rate equal to the sum of the Prime Rate Revolving Loans Applicable Margin plus the Prime Rate (each as defined in the PB Loan Agreement), or at a per annum rate equal to the sum of the LIBOR Rate Revolving Loans Applicable Margin plus the LIBOR Rate (each as defined in the PB Loan Agreement) or an aggregate of 4.25% and 3.02% at September 28, 2012 and December 31, 2011, respectively.  An unused commitment fee of 50 basis points per annum is payable monthly on the average unused amount of the PB Loan Agreement.

The PB Loan Agreement includes a financial covenant regarding minimum earnings before interest, taxes, depreciation and amortization from April 27, 2012 to October 26, 2012.  The Company was in compliance with this financial covenant at September 28, 2012. Subsequent to October 26, 2012 the PB Loan agreement replaces the minimum earnings before interest, taxes, depreciation and amortization covenant with a fixed charge covenant ratio.

Index

All of the debt under the PB Loan Agreement is re-priced to current rates at frequent intervals.  Therefore, its fair value approximates its carrying value at September 28, 2012.  For the three and nine months ended September 28, 2012, the Company had amortization of debt issuance costs, included within interest expense, of $89,000 and $178,000, respectively. For the three and nine months ended September 30, 2011, the Company had amortization of debt issuance costs, included within interest expense, of $0.1 million and $0.4 million, respectively.

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

Cash Flows

Cash used in operating activities before changes in operating assets and liabilities was $0.6 million in the first nine months of 2012 as compared to $1.8 million of cash used in the same period of 2011.  Changes in operating assets and liabilities from continuing operations provided $3.1 million in the first nine months of 2012 as compared to use of $2.5 million in the same period of 2011.  This variance was primarily a result of a decrease in inventory as we continue to manage inventory levels, the refund of $2.5 million in cash collateralization of letters of credit in connection with the termination of the PNC credit agreement and an increase in accounts receivable.  As of September 28, 2012 we had day’s sales outstanding in accounts receivable of 39 days compared to 42 days as of December 31, 2011 and 41 days as of September 30, 2011.

Cash flows used from, financing activities in the nine months ended September 28, 2012 reflect a $3.1 million decrease in our debt levels and a $0.2 million decrease in our book overdraft since December 31, 2011. The decrease in debt levels is a result of $0.3 million received in connection of the sale of Gemtex and the refund of $2.5 million in cash collateralization of letters of credit in connection with the termination of the PNC credit agreement.

OFF-BALANCE SHEET ARRANGEMENTS

As of September 28, 2012, the Company had no off-balance sheet arrangements.

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

CRITICAL ACCOUNTING POLICIES

We disclosed details regarding certain of our critical accounting policies in the Management’s Discussion and Analysis section of our Annual Report on Form 10-K for the year ended December 31, 2011 (Part II, Item 7).  There have been no changes to these policies as of September 28, 2012.

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

Changes in Internal Control over Financial Reporting

There have been no changes in Katy’s internal control over financial reporting during the quarter ended September 28, 2012 that have materially affected, or are reasonably likely to materially affect, Katy’s internal control over financial reporting.

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

KATY INDUSTRIES, INC.
Registrant

DATE: November 13, 2012	By /s/ David J. Feldman
David J. Feldman
President and Chief Executive Officer

By /s/ James W. Shaffer
James W. Shaffer
Vice President, Treasurer and Chief Financial Officer