Form 10-K
period 2012-12-31
KATY INDUSTRIES INC
filed 2013-04-01
CIK 54681

United States
Securities and Exchange Commission
Washington, D.C.  20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2012
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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐	No☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant based upon its closing transaction price on the OTC Bulletin Board on June 29, 2012 was $3,133,668*.

As of March 29, 2013, 7,951,176 shares of common stock, $1.00 par value, were outstanding, the only class of the registrant's common stock.

* Calculated by excluding all shares held by executive officers and directors of the registrant without conceding that all such persons are “affiliates” of the registrant for purposes of federal securities laws.

DOCUMENTS INCORPORATED BY REFERENCE

The information required to be furnished pursuant to Part III of this Form 10-K is set forth in, and is hereby incorporated by reference herein from, the registrant’s definitive proxy statement for the 2013 annual meeting of stockholders (the “2012 Proxy Statement”) to be filed by the registrant with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the fiscal year ended December 31, 2012.  With the exception of the sections of the 2012 Proxy Statement specifically incorporated herein by reference, the 2012 Proxy Statement is not deemed to be filed as part of this Form 10-K.

PART I

STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Except for the historical information and current statements contained in this Annual Report on Form 10-K, certain matters discussed herein or incorporated by reference, including, without limitation, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in press releases, written statements or other documents filed with or furnished to the Securities and Exchange Commission (“SEC”), or in our communications or discussions through webcasts, conference calls and other presentations may be deemed to be forward-looking statements within the meaning of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended.  Forward-looking statements involve risks and uncertainties.  Actual results could differ materially from those projected in or contemplated by forward-looking statements due to a number of important factors, including the factors discussed under “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 1.  BUSINESS

Katy Industries, Inc. (“Katy” or the “Company”) was organized as a Delaware corporation in 1967.  We are a manufacturer, importer and distributor of commercial cleaning and consumer storage products.  Our business units operate within a framework of policies and goals aligned under a corporate group.  Katy’s corporate group is responsible for overall planning, sales management, financial management, human resource management, acquisitions, dispositions and other related administrative matters.

Operations

Our commercial cleaning products are sold primarily to janitorial/sanitary and foodservice distributors that supply end users such as restaurants, hotels, healthcare facilities, contract cleaners and schools.  Our consumer storage products are primarily sold through major home improvement and mass market retail outlets.  Net sales and operating loss from continuing operations for the Company during 2012 were $100.5 million and $13.3 million, respectively.  Total assets for the Company were $36.0 million at December 31, 2012.  Continental Commercial Products, LLC (“CCP”) is our wholly-owned subsidiary and includes as divisions all of our business units.  CCP is headquartered in Bridgeton, Missouri near St. Louis and has additional operations in California, Georgia and Canada.  Our business units are:

The Continental business unit is a plastics manufacturer and an importer and distributor of products for the commercial janitorial/sanitary maintenance, industrial and foodservice markets.  Continental products include commercial waste receptacles, buckets, mop bucket wringers, janitorial carts and other products designed for commercial cleaning and foodservice.  Continental products are sold under the following brand names: Continental®, Kleen Aire®, Huskee®, SuperKan®, King Kan®, Unibody®, Tilt-N-Wheel®, Wall Hugger™, Collossus®, Corner’ Round™, Rountop™, Swingline™,  and Kleen Tech™.

The Contico business unit is a plastics manufacturer and distributor of home and tool storage products, primarily sold through major home improvement and mass market retail outlets.  Contico products include plastic home storage units such as domestic storage containers, tool boxes, shelving and hard plastic gun cases and are sold under the brand names Contico® and Tuffbin®.  Contico® is a registered trademark used under license from Contico Manufacturing Limited.

The Wilen business unit is a manufacturer, importer and distributor of professional cleaning products that include mops, brooms, brushes and plastic cleaning accessories.  Wilen products are primarily sold through commercial sanitary maintenance, industrial and food service markets, with some products sold through consumer retail outlets.  Products are sold under the following brand names: Wilen®, Wax-o-matic®, Rototech®, ErgoWorx® and Derma-Tek®.

The Glit business unit is a manufacturer and distributor of non-woven abrasive products for commercial and industrial use and also supplies materials to various OEMs.  Glit non-woven products include floor maintenance pads, hand pads, scouring pads, specialty abrasives for cleaning and finishing, growth medium and roof ventilation products.  These products are sold primarily in the commercial sanitary maintenance, foodservice, industrial and construction markets under the following brand names: Glit®, Kleenfast®, Glit/Microtron®, Fiber Naturals®, Blue Ice®, Brillo®, Cyclone®, Cyclone-D®, Sponge Pro®, Wipe Clean Pro®, Joey®, Jackeroo®, Buckaroo®, Cocopad®, Safire® and WalnutPad®.  Brillo® is a registered trademark used under license from Armaly Brands, Inc. and BAB-O® is a registered trademark used under license from Fitzpatrick Bros., Inc.  On January 24, 2013, we announced the closure of our Glit business unit in Wrens, Georgia.

In October 2011, we sold substantially all assets and certain liabilities related to the DISCO division of CCP. In September 2012, we closed our Container business unit in Norwalk, California and in October 2012 we sold certain assets related to the Gemtex business unit. We accounted for these divisions as discontinued operations and accordingly, we have reclassified the financial results for all periods presented to reflect them as such. Unless otherwise noted, discussions in this Form 10-K pertain to our continuing operations.

We have restructured many of our operations in order to maintain a low cost structure, which is essential for us to be competitive in the markets we serve.  These restructuring efforts include consolidation of facilities, headcount reductions and evaluation of sourcing strategies to determine the lowest cost method for obtaining finished product.  Costs associated with these efforts include expenses for non-cancelable leases at facilities that have been abandoned, severance and other employee termination and exit costs that may be incurred not only with consolidation of facilities, but potentially the complete shut down of certain manufacturing and distribution operations.  Additional details regarding severance, restructuring and related charges can be found in Note 15 to the Consolidated Financial Statements included in Part II, Item 8.

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

The markets for these products are highly competitive.  Competition is primarily based on price, the ability to provide superior customer service and on-time product delivery.  Other competitive factors include brand recognition, product design, quality and performance of the product.  We compete for market share with a number of competitors depending upon the specific market place.  In large part, our competition is unique in each product line.  We believe that we have established long standing relationships with our major customers based on quality products and service, and our ability to offer a complete line of products with flexible solutions such as private labeling.  While each product line is marketed under a different brand name most are sold as complementary products.  We continue to strive to be a low cost producer in all our markets; however, our ability to remain a low cost producer in the industry is highly dependent on the price of our raw materials, primarily thermoplastic resin (see discussion below).  Being a low cost producer is also dependent upon our ability to reduce and subsequently control our cost structure, which has benefited from our recent restructuring efforts.

                  We market branded plastic home storage units to mass merchant retailers in the U.S. and Canada.  Sales and marketing of these products are handled by direct sales personnel and external representative groups.  The consumer distribution channels for these products, especially the in-home products, are highly concentrated, with several large mass merchant retailers representing a very significant portion of the customer base.  We compete with a limited number of large companies that offer a broad array of products and many small companies with niche offerings.  With few consumer storage products enjoying patent protection, the primary basis for competition is price.  Therefore, efficient and flexible manufacturing and distribution capability is critical to success.  Ultimately, our ability to remain competitive in these consumer markets is dependent upon our position as a low cost producer.  Our ability to become and remain a low cost producer in the industry is highly dependent on the price of our raw materials, primarily thermoplastic resin (see discussion below).

Raw Materials

              Our operations did not experience significant difficulties in obtaining raw materials, fuels, parts or supplies for their activities during the year ended December 31, 2012, but no prediction can be made as to possible future supply problems or production disruptions resulting from possible shortages.  We are subject to uncertainties involving labor relations issues at entities involved in our supply chain, both at suppliers and in the transportation and shipping area.  Our Continental and Contico business units (and some others to a lesser extent) use polyethylene, polypropylene and other thermoplastic resins as raw materials in a substantial portion of their plastic products.  We have experienced significant price volatility in resins over the last several years and we expect such volatility to continue. Worldwide economic recovery could result in demand exceeding supply which would result in shortages and drive prices even higher. Political unrest in the Middle East, aging refineries in the U.S. and hurricanes in the Gulf of Mexico could result in disruptions in supply.  Latex and acrylic binders as well as fiber (used in our abrasives products) have similar inflationary pressures and the potential for supply disruptions as these materials are also derived from oil and natural gas.

Prices and availability of cotton and synthetic raw materials used in our Wilen business unit remained stable and we believe will remain stable in early 2013.  However, future concerns surround the fact that China is the largest importer of cotton, and future cotton price levels are driven significantly by Chinese government policy. Current Chinese policy requires large cotton reserves be established and withheld from the general market.  Going into 2013, it is estimated that China will hold 52% of the world’s cotton.  Additionally, growers in other parts of the world are switching to more lucrative crops such as corn and soybean; forecasts expect country producers to plant 25% less cotton in 2013/2014.  With all these factors in place, we expect Chinese import demand and policies to dominate world cotton pricing for the foreseeable future.

The price of corn, used in our corn brooms, was an issue in 2012 and appears to remain an issue in 2013.  Mexico, which is one of the world’s leading producers of corn, experienced severe drought conditions in 2012 and the Mexican government was forced to ration water to local farmers.  Conditions going into 2013 have the farmers believing they will be issued water rationing orders again this year. As a result there is a potential for supply shortages and higher prices.

We import raw materials, sub-components and finished goods from different parts of the world such as China and Central America.  Many of these products have seen increases in raw material costs as well as inflationary pressures due to wage increases, particularly in China where double digit wage increases have become an annual occurrence.

We have not employed an active hedging program related to our commodity price risk, but have employed other strategies for managing this risk, including contracting for a certain percentage of resin needs through supply agreements and opportunistic spot purchases, vendor negotiations and other measures.  In addition, some price increases were implemented when possible; however, in a climate of rising raw material costs (especially in the last three years), we experience difficulty in raising prices to shift these higher costs to our consumer customers for our plastic products.  We cannot predict the direction our raw material prices will take during 2013 and beyond.

Employees

               As of December 31, 2012, we employed 407 people, 155 of which were members of a labor union.  Our labor relations are generally satisfactory and there have been no strikes in recent years.  Our union contract will expire in December 2013.  The Company has historically begun negotiations approximately one month prior to the expiration of the contract and expects to do the same in 2013.

Regulatory and Environmental Matters

Our operations are subject to various laws and regulations relating to workplace safety and the environment.  Changes in these laws and regulations could have a material impact on our capital expenditures and earnings.  See Note 14 to the Consolidated Financial Statements in Part II, Item 8.

Licenses, Patents and Trademarks

               The success of our products historically has not depended largely on patent, trademark and license protection, but rather on the quality of our products, proprietary technology, contract performance, customer service and the technical competence and innovative ability of our personnel to develop and introduce products.  However, we do rely to a certain extent on patent protection, trademarks and licensing arrangements in the marketing of certain products.  Examples of key licensed and protected trademarks include Contico®; Continental®; Glit®, Microtron®, Brillo®, Kleenfast® (Glit) and Wilen®.

Available Information

We file annual, quarterly and current reports, proxy statements, and other documents with the Securities and Exchange Commission (the “SEC”) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  The public may read and copy any materials that the Company files with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at (800) SEC-0330.  Also, the SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers, including Katy, that file electronically with the SEC.  The public can obtain documents that we file with the SEC at http://www.sec.gov.

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

As of December 31, 2012, all of our outstanding debt was subject to variable interest rates.  An increase in interest rates may have a material adverse effect on our financial condition and results of operations.

The cost of servicing our debt on which we are required to make interest and principal payments may adversely affect our liquidity and financial condition, limit our ability to grow and compete, and prevent us from fulfilling our obligations under our indebtedness.

As of December 31, 2012, we had $10.9 million of debt outstanding.  Subject to limits contained in the agreements governing our outstanding debt, we may incur additional debt in the future.  Our indebtedness places significant demands on our cash resources, which may:

•	make it more difficult for us to satisfy our outstanding debt obligations;

•
require us to dedicate a substantial portion or even all of our cash flow from operations to payments on our debt, thereby reducing the amount of our cash flow available for working capital, capital expenditures, acquisitions, and other general corporate purposes;

•	increase the amount of interest expense that we will have to pay because our borrowings are at variable rates of interest which, if increased, will result in higher interest payments;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industries in which we compete;

•	place us at a competitive disadvantage compared to our competitors, some of which have lower debt service obligations and greater financial resources than we do;

•	limit our ability to borrow additional funds; and

•	increase our vulnerability to existing and future adverse economic and industry conditions.

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

At December 31, 2012, we employed 407 persons in our various businesses, of which approximately 38% were subject to a collective bargaining arrangement.  As a result, we are subject to the risk of work stoppages and other labor-relations matters.  Our union contract will expire in December 2013.

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

As discussed in “Business – Competition,” we operate in markets that are highly competitive and face substantial competition from numerous competitors in each of our product lines.  Our competitive position in the markets in which we participate is subject to external factors.  For example, supply and demand for certain of our products is driven by end-use markets and worldwide capacities which, in turn, impact demand for and pricing of our products.  Many of our direct competitors are part of large multi-national companies and may have more resources than we do.  Any increase in competition may result in lost market share or reduced prices, which could result in reduced gross profit margins.  This may impair our ability to grow or even to maintain current levels of sales and earnings.  If we are not as cost efficient as our competitors, or if our competitors are otherwise able to offer lower prices, we may lose customers or be forced to reduce prices, which could negatively impact our financial results.

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

Item 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

Item 2.  PROPERTIES

As of December 31, 2012, our total building floor area owned or leased was 1,031,000 square feet, of which 185,000 square feet were owned and 846,000 square feet were leased.  The following table shows a summary by location of our principal facilities including the nature of the facility and the related business unit.

Location	Facility	Business Unit

UNITED STATES
California
Norwalk**	Office, Manufacturing, Distribution	Continental, Contico, Container
Chino	Office, Distribution	Continental, Glit, Wilen

Georgia
Wrens*	Office, Manufacturing, Distribution	Glit

Missouri
Bridgeton	Office, Manufacturing, Distribution	Continental, Contico, Wilen, Corporate
Hazelwood	Manufacturing	Contico

CANADA
Ontario
Toronto	Office, Distribution	Continental, Glit, Wilen

*	Office/manufacturing facility is owned.
**	Facility was vacated in January 2013, lease had been month to month

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

Period	High	Low
2011
First Quarter	$1.15	$0.41
Second Quarter	0.60	0.08
Third Quarter	0.12	0.03
Fourth Quarter	0.59	0.03

2012
First Quarter	$0.60	$0.09
Second Quarter	0.75	0.31
Third Quarter	0.75	0.22
Fourth Quarter	0.51	0.17

As of March 15, 2013, there were 421 holders of record of our common stock, in addition to approximately 730 holders in street name, and there were 7,951,176 shares of common stock outstanding.

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

Equity Compensation Plan Information

Information regarding securities authorized for issuance under the Company’s equity compensation plans as of December 31, 2012 is set forth in Part III, Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report and the information incorporated by reference in this report contain various “forward-looking statements” as defined in Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act of 1934, as amended.  The forward-looking statements are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management.  We have based these forward-looking statements on current expectations and projections about future events and trends affecting the financial condition of our business. Additional information concerning these and other risks and uncertainties is included in Part I, Item 1A under the caption “Risk Factors”.  Words and phrases such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “projects,” “may,” “should,” “will,”  “continue,” “is subject to,” and the like are intended to identify forward-looking statements.  The results referred to in forward-looking statements may differ materially from actual results because they involve estimates, assumptions and uncertainties.  Forward-looking statements included herein are as of the date hereof and we undertake no obligation to revise or update such statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.  All forward-looking statements should be viewed with caution.  These forward-looking statements are subject to risks and uncertainties that may lead to results that differ materially from those expressed in any forward-looking statement made by us or on our behalf, including, among other things:

-	Increases in the cost of, or in some cases continuation of, the current price levels of thermoplastic resins, paper board packaging, corn, cotton and other raw materials.

-	Our inability to reduce product costs, including manufacturing, sourcing, freight, and other product costs.

-	Our inability to protect our intellectual property rights adequately.

-	Our inability to expand our customer base and increase corresponding revenues.

-	Our inability to achieve product price increases, especially as they relate to potentially higher raw material costs.

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

For purposes of this discussion and analysis section, reference is made to the table below and our Consolidated Financial Statements included in Part II, Item 8.  In October 2011, we sold substantially all assets and certain liabilities related to the DISCO division of CCP. In September 2012, we closed our Container business unit in Norwalk, California and in October 2012 we sold certain assets related to the Gemtex business unit. As a result, the operations of these divisions are reflected as discontinued operations for all periods presented. In addition, in January 2013, we announced the closure of our Glit business unit in Wrens, Georgia.

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

End-user demand for our products has historically been stable and recurring.  Due to the current economic environment, the need for our products has been reduced along with the reduction in overall economic activity.  Since our products are used for cleaning buildings and office space as well as general cleaning, as vacancies increase; the demand for our products will be reduced.  Additionally, consistent with good business practice in a downturn economy, our distributors/wholesale retailers have reduced their investment in inventories.  Both of these occurrences have caused shrinkage of available business.

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

	Years Ended December 31,
	2012		2011
	(Amounts in Thousands, except per share data and percentages)
	$	% to Sales	$	% to Sales
Net sales	$100,460	100.0	$102,464	100.0
Cost of goods sold	88,846	88.4	91,219	89.0
Gross profit	11,614	11.6	11,245	11.0
Selling, general and administrative expenses	16,801	16.7	16,710	16.3
Severance, restructuring and related charges	-	-	417	0.4
Impairment of long-lived assets	7,515	7.5	-	-
Loss on sale or disposal of assets	-	-	58	0.1
Operating loss	(12,702)	(12.6)	(5,940)	(5.8)

Interest expense	(847)		(1,850)
Other, net	292		361

Loss from continuing operations before income tax (expense) benefit	(13,257)		(7,429)
Income tax (expense) benefit from continuing operations	(19)		230

Loss from continuing operations	(13,276)		(7,199)
(Loss) income from operations of discontinued business (net of tax)	(1,550)		907
(Loss) gain on sale of discontinued business (net of tax)	(280)		11,099
Net (loss) income	$(15,106)		$4,807

Net (loss) income per share of common stock - Basic
Loss from continuing operations	$(1.67)		$(0.91)
Discontinued operations	(0.23)		1.51
Net (loss) income	$(1.90)		$0.60

Net income (loss) per share of common stock - Diluted
Loss from continuing operations	$(1.67)		$(0.27)
Discontinued operations	(0.23)		0.45
Net (loss) income	$(1.90)		$0.18

RESULTS OF OPERATIONS - 2012 COMPARED TO 2011

Net sales of $100.5 million for the year ended December 31, 2012 reflected a decrease of $2.0 million, or 2.0%, from the year ended December 31, 2011.  The decrease in net sales resulting from volume, primarily in our Wilen and Glit businesses was 2.2%, which was partially offset by increases related to pricing and currency translation of 0.5%.  Gross margin was 11.6% for the year ended December 31, 2012, an increase of 0.6 percentage point from the prior year.  Gross margin was impacted by an unfavorable variance in our LIFO adjustment of $0.6 million for the year ended 2012 and 2011. Excluding the LIFO adjustment, gross margin for the year ended December 31, 2012 increased 0.6 percentage points from the prior year.  The increase was primarily a result of improved material costs in our operations related to resin and cotton prices and labor productivity, partially offset by higher material costs in our Glit operation.  As a result, our gross profit increased $0.4 million from $11.2 million to $11.6 million.

Selling, general & administrative (“SG&A”) expenses were $16.8 million for the year ended December 31, 2012, a $0.1 million increase from the prior year.  The increase was primarily due to higher legal costs related to environmental claims.

Our operating loss increased $6.8 million from $5.9 million for the year ended December 31, 2011 to $12.7 million for the year ended December 31, 2012.  Operating results for the year ended December 31, 2012 included impairments of long-lived assets related to our Glit operation, goodwill and intangibles of $7.5 million. See Note 18 to the Consolidated Financial Statements in Part II, Item 8 for discussion on subsequent events related to our Glit operation. Excluding the asset impairments our operating loss decreased $0.8 million, primarily as a result of the increase in gross profit discussed above.

Interest expense decreased by $1.0 million in 2012 compared to 2011, primarily as a result of lower outstanding debt balances in 2012 and $0.5 million of debt issuance costs being written off with the extinguishment of the PNC Credit Agreement (as defined below) in 2011.

The income tax benefit for the year ended December 31, 2011 reflects the recognition of uncertain tax positions of $0.2 million as the statutes of limitations on certain tax years expired.

Loss from continuing operations of $13.3 million for the year ended December 31, 2012 was $5.8 million greater than the year ended December 31, 2011.  Current year results included the $7.5 million long-lived asset impairment related to our Glit operation, goodwill and intangibles. Excluding the asset impairments the loss from continuing operations would have improved $1.4 million from the year ended December 31, 2011. The improvement was primarily a result of improved gross margins and reduced interest costs as discussed above.

With the closure of the Container division on July 24, 2012; the sale of the Gemtex division on September 20, 2012; and the sale of the DISCO division on October 4, 2011, all activity associated with these divisions has been classified as discontinued operations.  Loss from operations for these divisions was $1.6 million for the year ended December 31, 2012 and income of $0.9 million for the year ended December 31, 2011.  During the year ended December 31, 2011, we recorded a gain of $11.1 million on the sale of the Disco division.

Overall, we reported a net loss of $15.1 million, or $1.90 per diluted share, for the year ended December 31, 2012, as compared to net income of $4.8 million, or $0.18 per diluted share, in the same period of 2011.

LIQUIDITY AND CAPITAL RESOURCES

We require funding for working capital needs and capital expenditures.  We believe that our cash flow from operations and the use of available borrowings under the PB Loan Agreement (as defined below) provide sufficient liquidity for our operations going forward.  As of December 31, 2012, we had cash of $0.6 million and bank overdrafts of $0.5 million as compared to cash of $0.7 million and bank overdrafts of $0.9 million at December 31, 2011.  As of December 31, 2012, we had outstanding borrowings of $10.9 million under the PB Loan Agreement.  Our unused borrowing availability at December 31, 2012 was $0.3 million after the $1.3 million minimum availability requirement under the PB Loan Agreement.  As of December 31, 2011, we had outstanding borrowings of $14.4 million with unused borrowing availability of $4.9 million.

PB Loan Agreement

On October 4, 2011, CCP, Glit/Gemtex, Ltd. and 3254018 Nova Scotia Limited (collectively, the “Borrowers”), wholly-owned subsidiaries of the Company, entered into a Loan and Security Agreement (as amended, the “PB Loan Agreement”) with the PrivateBank and Trust Company (“PrivateBank”).  On May 31, 2012, the PB Loan Agreement was amended (the “First Amendment”) to provide additional flexibility under the financial covenants by replacing the minimum fixed charge ratio covenant for the period of April 27, 2012 to October 26, 2012, with a minimum earnings before interest, taxes, depreciation and amortization covenant and reducing the borrowing availability by $1 million. In addition, the Company and Private Bank agreed to certain specified transactions, which could include the sale or disposition of certain assets. The PB Loan Agreement was amended a second time on August 17, 2012 to modify the definition of earnings before interest, taxes, depreciation and amortization.

The PB Loan Agreement is a $20.0 million revolving credit facility, including a $3.0 million sub-limit for letters of credit. From October 4, 2011 to May 31, 2012 the PB Loan Agreement included a $2.5 million sub-limit for capital expenditures (“CapEx Sublimit”). The proceeds of the Borrowers’ initial borrowing under the PB Loan Agreement were used to repay the Revolving Credit, Term Loan and Security Agreement, as amended (“PNC Credit Agreement”), with PNC Bank, National Association (“PNC Bank”) and pay fees and expenses associated with the negotiation and consummation of the credit facility.  All extensions of credit under the PB Loan Agreement are collateralized by a first priority security interest in and lien upon substantially all present and future assets and properties of the Company and the Borrowers.  The Company guarantees the obligations of the Borrowers under the PB Loan Agreement.  There was $10.9 million and $14.4 million outstanding under the PB Loan Agreement as of December 31, 2012 and December 31, 2011, respectively.

The PB Loan Agreement has an expiration date of September 29, 2014 and its borrowing base is determined by eligible inventory and accounts receivable, amounting to $15.3 million at December 31, 2012.  The Company’s borrowing base under the PB Loan Agreement is reduced by the outstanding amount of standby and commercial letters of credit and any outstanding borrowings under the CapEx Sublimit.  There were $0.2 million in outstanding borrowings under the CapEx Sublimit as of December 31, 2012. There were no outstanding borrowings under the CapEx Sublimit as of December 31, 2011.  Currently, the Company’s largest letters of credit relate to its casualty insurance programs.  The PB Loan Agreement requires the Company to have a minimum level of availability such that eligible collateral must exceed the sum of its outstanding borrowings and letters of credit by $1.3 million. Upon extinguishment of the PNC Credit Agreement, the Company was required to advance cash to PNC Bank as collateral for the outstanding letters of credit in the amount of $2.6 million, which is included in other current assets and the revolving credit agreement at December 31, 2011 and is no longer outstanding at December 31, 2012.  Total outstanding letters of credit were $1.8 million at December 31, 2012.

Borrowings under the PB Loan Agreement bear interest at a per annum rate equal to the sum of the Prime Rate Revolving Loans Applicable Margin plus the Prime Rate (each as defined in the PB Loan Agreement), or at a per annum rate equal to the sum of the LIBOR Rate Revolving Loans Applicable Margin plus the LIBOR Rate (each as defined in the PB Loan Agreement) or an aggregate of 4.25% and 3.02% at December 31, 2012 and December 31, 2011, respectively.  An unused commitment fee of 50 basis points per annum is payable monthly on the average unused amount of the PB Loan Agreement.

All of the debt under the PB Loan Agreement is re-priced to current rates at frequent intervals.  Therefore, its fair value approximates its carrying value at December 31, 2012.  For the years ended December 31, 2012 and December 31, 2011, the Company had amortization of debt issuance costs, included within interest expense, of $0.2 million and $0.9 million, respectively.  Included in amortization of debt issuance costs for the year ended December 31, 2011 is approximately $0.5 million of debt issuance costs written off due to the extinguishment of the PNC Credit Agreement. The Company incurred $0.7 million of debt issuance costs during the year ended December 31, 2011 associated with entering into the PB Loan Agreement and amending the PNC Credit Agreement.

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

As part of the closure of the Glit division (see Note 18), the PB Loan Agreement was amended a third time (the “Third Amendment”) on February 18, 2013.  The Third Amendment reduced the revolving credit facility from $20 million to $16 million on February 18, 2013 and from $16 million to $15 million on March 15, 2013, which correlates to the current size of the Company.  In addition, the Third Amendment waived all prior non-compliance with the fixed charge coverage ratio required by the PB Loan Agreement and established a new fixed charge ratio covenant.

Cash Flow

Cash used in operating activities before changes in operating assets and liabilities was $1.4 million for the year ended December 31, 2012; an improvement from $2.5 million used by operating activities for the year ended December 31, 2011.  Changes in operating assets and liabilities provided $4.3 million for the year ended December 31, 2012 as compared to a use of $6.6 million for the year ended December 31, 2011.  The current year increase was a result of a decrease in inventory and accounts receivable and a refund of $2.6 million cash collateralization of letters of credit in connection with the termination of the PNC Credit Agreement, which was partially offset by an increase in accounts payable.

Cash flows provided by investing activities for the year ended December 31, 2012 decreased $16.2 million from the year ended December 31, 2011 primarily as a result of cash provided by the Disco division sale in 2011.

Cash flows used in financing activities for the year ended December 31, 2012 reflect a $3.5 million decrease in our debt levels since December 31, 2011 primarily as a result of the Company paying off the PNC credit agreement in 2011.

Off-balance Sheet Arrangements

None.

Transactions with Related and Certain Other Parties

Kohlberg & Co., L.L.C. (“Kohlberg”), an affiliate of Kohlberg Investors IV, L.P., whose affiliate holds all 1,131,551 shares of our Convertible Preferred Stock, provides ongoing management oversight and advisory services to the Company.  At December 31, 2012, the Company owed Kohlberg $2.3 million for these services.  We incurred expenses of $0.5 million for these services in each of 2012 and 2011.  We expect to incur $0.5 million annually for these services in future years.

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

Stock-based Compensation – Compensation cost recognized during the years ended December 31, 2012 and 2011 includes:  a) compensation cost for all stock options granted based on the grant date fair value amortized over the options’ vesting period and b) compensation cost for outstanding SARs as of December 31, 2012 and 2011 based on the December 31, 2012 and 2011 fair value, respectively.

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

Inventories – We value our inventory at the lower of the actual cost to purchase and/or manufacture the inventory or the current net realizable value of the inventory.  We regularly review inventory quantities on hand and record a provision for excess and obsolete inventory primarily based on our estimated forecast of product demand and production requirements for the next twelve months.  Our accounting policies state that business units are to identify, at a minimum, those inventory items that are in excess of either one year’s historical or one year’s forecasted usage, and to use business judgment in determining which is the more appropriate metric.  Those inventory items must then be evaluated on a lower of cost or market basis for realization.  A significant increase in the demand for our products could result in a short-term increase in the cost of inventory purchases while a significant decrease in demand could result in an increase in the amount of excess inventory quantities on hand.  Additionally, our estimates of future product demand may prove to be inaccurate, in which case we may have understated or overstated the provision required for excess and obsolete inventory.  In the future, if our inventory is determined to be overvalued, we would be required to recognize such costs in our cost of goods sold at the time of such determination.

Although we make every effort to ensure the accuracy of our forecasts of future product demand, any significant unanticipated changes in demand or product developments could have a significant impact on the value of our inventory and our reported operating results.  Our reserves for excess and obsolete inventory were $0.9 million as of December 31, 2012 and 2011.

Goodwill and Impairments of Long-Lived Assets – In connection with certain acquisitions, we recorded goodwill representing the cost of the acquisition in excess of the fair value of the net assets acquired. For purposes of evaluating goodwill impairment, the Company consists of one reporting unit, which is the same as the Company itself as a whole.  The fair value of the reporting unit is determined annually, or as indicators of impairment are identified, and the fair value is compared to the carrying value of the reporting unit.  Fair value is calculated using a combination of a market approach and a discounted cash flow calculation.  To execute the market approach, an equity fair value calculation is prepared using the share price of the Company’s common stock at selected periods of time multiplied by the total outstanding shares.  Our preferred shares are assumed converted into common shares for purposes of this calculation, and an equal weight is placed on each share price used.  The discounted cash flow calculation uses management’s operating budget to project the following fiscal year’s cash flows, and forecasted amounts for the next four years based on management’s best estimate of increases in sales and operating expenses as well as gross margin improvements.  If the fair value exceeds the carrying value, then no adjustment is necessary.  If the carrying value of the reporting unit exceeds the fair value, appraisals are performed of long-lived assets and other adjustments are made to arrive at a revised fair value balance sheet.  This revised fair value balance sheet (without goodwill) is compared to the fair value of the business previously determined, and a revised goodwill amount is determined.  If the indicated goodwill amount meets or exceeds the current carrying value of goodwill, then no adjustment is required.  However, if the result indicates a reduced level of goodwill, an impairment is recorded to state the goodwill at the revised level.  Any impairments of goodwill are recorded as a component of income from continuing operations.  As of December 31, 2012 the carrying value of our reporting unit exceeded the fair value, therefore we recorded and impairment of $0.6 million, As of December 31, 2012 we had no goodwill recorded.

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

Income Taxes – We recognize deferred income tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities.  Deferred income tax assets also include federal, state and foreign net operating loss carry-forwards, primarily due to the significant operating losses incurred during recent years, as well as various tax credits.  We regularly review our deferred income tax assets for recoverability taking into consideration historical net income (losses), projected future income (losses) and the expected timing of the reversals of existing temporary differences.  We establish a valuation allowance when it is more likely than not that these assets will not be recovered.  As of December 31, 2012, we had a valuation allowance of $81.7 million.  Given the negative evidence provided by our history of operating losses, we were unable to conclude that it is more likely than not that our deferred tax assets would be recoverable through the generation of future taxable income.  We will continue to evaluate our valuation allowance requirements based on future operating results and business acquisitions and dispositions, and we may adjust our deferred tax asset valuation allowance.  Such changes in our deferred tax asset valuation allowance will be reflected in current operations through our income tax provision.

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

Workers’ Compensation and General Liabilities – We make payments for workers’ compensation and general liability claims generally through the use of a third party claims administrator.  We have purchased insurance coverage for large claims over our large deductible, retroactive and self-insured retention levels.  Our workers’ compensation liabilities are developed using actuarial methods based upon historical data for payment patterns, cost trends, and other relevant factors.  In order to consider a range of possible outcomes, we have based our estimates of liabilities in this area on several different sources of loss development factors, including those from the insurance industry, the manufacturing industry, and factors developed in-house.  Our general approach is to identify a reasonable, logical conclusion, typically in the middle range of the possible outcomes.  While we believe that our liabilities for workers’ compensation and general liability claims as of December 31, 2012 are adequate and that the judgment applied is appropriate, such estimated liabilities could differ materially from what will actually transpire in the future.

Environmental and Other Contingencies – We and certain of our current and former direct and indirect corporate predecessors, subsidiaries and divisions are involved in remedial activities at certain present and former locations and have been identified by the United States Environmental Protection Agency, state environmental agencies and private parties as potentially responsible parties (“PRPs”) at a number of hazardous waste disposal sites under the Comprehensive Environmental Response, Compensation and Liability Act (“Superfund”) or equivalent state laws and, as such, may be liable for the cost of cleanup and other remedial activities at these sites.  Responsibility for cleanup and other remedial activities at a Superfund site is typically shared among PRPs based on an allocation formula.  Under the federal Superfund statute, parties could be held jointly and severally liable, thus subjecting them to potential individual liability for the entire cost of cleanup at the site.  Based on our estimate of allocation of liability among PRPs, the probability that other PRPs, many of whom are large, solvent, public companies, will fully pay the costs apportioned to them, currently available information concerning the scope of contamination, estimated remediation costs, estimated legal fees and other factors, we have recorded and accrued for environmental liabilities in amounts that we deem reasonable.  The ultimate costs will depend on a number of factors and the amount currently accrued represents our best current estimate of the total costs to be incurred.  We expect this amount to be substantially paid over the next one to ten years.  See Note 14 to the Consolidated Financial Statements in Part II, Item 8.

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

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Katy Industries, Inc.

We have audited the accompanying consolidated balance sheets of Katy Industries, Inc. and Subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ (deficit) equity, and cash flows for each of the years in the two-year period ended December 31, 2012. Katy Industries, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Katy Industries, Inc. and Subsidiaries as of December 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

/s/ UHY LLP

St. Louis, Missouri
April 1, 2013

KATY INDUSTRIES, INC. AND SUBSIDIARIES

KATY INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2012 and 2011
(Amounts in Thousands)

ASSETS

	2012	2011
CURRENT ASSETS:
Cash	$621	$730
Trade accounts receivable, net of allowances of $38 and $65	9,270	11,759
Inventories, net	12,733	15,911
Other current assets	1,456	4,086
Assets held for sale	-	2,319

Total current assets	24,080	34,805

OTHER ASSETS:
Goodwill	-	665
Intangibles, net	375	2,478
Other	1,835	2,032

Total other assets	2,210	5,175

PROPERTY AND EQUIPMENT
Land and improvements	336	336
Buildings and improvements	6,477	8,800
Machinery and equipment	73,833	77,502

	80,646	86,638
Less - Accumulated depreciation	(70,944)	(68,805)

Property and equipment, net	9,702	17,833

Total assets	$35,992	$57,813

See Notes to Consolidated Financial Statements.

KATY INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2012 and 2011
(Amounts in Thousands, Except Share Data)

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY

	2012	2011
CURRENT LIABILITIES:
Accounts payable	$6,172	$8,928
Book overdraft	493	946
Accrued compensation	1,423	1,317
Accrued expenses	8,775	8,701
Payable to related party	2,250	1,750
Deferred revenue	688	688
Revolving credit agreement	10,903	14,359

Total current liabilities	30,704	36,689

DEFERRED REVENUE	1,917	2,605

OTHER LIABILITIES	5,964	5,904

Total liabilities	38,585	45,198

COMMITMENTS AND CONTINGENCIES (Note 14)

STOCKHOLDERS’ (DEFICIT) EQUITY
15% Convertible preferred stock, $100 par value; authorized 1,200,000 shares; issued and outstanding 1,131,551 shares; liquidation value $113,155	108,256	108,256
Common stock, $1 par value; authorized 35,000,000 shares; issued 9,822,304 shares	9,822	9,822
Additional paid-in capital	27,110	27,110
Accumulated other comprehensive loss	(2,463)	(2,361)
Accumulated deficit	(123,881)	(108,775)
Treasury stock, at cost, 1,871,128 shares	(21,437)	(21,437)

Total stockholders' (deficit) equity	(2,593)	12,615

Total liabilities and stockholders' (deficit) equity	$35,992	$57,813

See Notes to Consolidated Financial Statements.

KATY INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED DECEMBER 31, 2012 and 2011
(Amounts in Thousands, Except Per Share Data)

	2012	2011

Net sales	$100,460	$102,464
Cost of goods sold	88,846	91,219
Gross profit	11,614	11,245
Selling, general and administrative expenses	16,801	16,710
Severance, restructuring and related charges	-	417
Impairment of long-lived assets	7,515	-
Loss on sale or disposal of assets	-	58
Operating loss	(12,702)	(5,940)
Interest expense	(847)	(1,850)
Other, net	292	361

Loss from continuing operations before income tax benefit	(13,257)	(7,429)
Income tax (expense) benefit from continuing operations	(19)	230

Loss from continuing operations	(13,276)	(7,199)
(Loss) income from operations of discontinued businesses (net of tax)	(1,550)	907
(Loss) gain on sale of discontinued businesses (net of tax)	(280)	11,099

Net (loss) income	(15,106)	4,807

Other comprehensive income (loss)
Foreign currency translation	36	103
Pension and other postretirement beneifts	(138)	(1,059)
Total comprehensive (loss) income	$(15,208)	$3,851

Net (loss) income per share of common stock - Basic
Loss from continuing operations	$(1.67)	$(0.91)
Discontinued operations	(0.23)	1.51
Net (loss) income	$(1.90)	$0.60

Net (loss) income per share of common stock - Diluted
Loss from continuing operations	$(1.67)	$(0.27)
Discontinued operations	(0.23)	0.45
Net (loss) income	$(1.90)	$0.18

See Notes to Consolidated Financial Statements.

KATY INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2012 and 2011
(Amounts in Thousands, Except Share Data)

						Accumulated
	Convertible		Common			Other
	Preferred Stock		Stock		Additional	Compre-			Total
	Number of	Par	Number of	Par	Paid-in	hensive	Accumulated	Treasury	Stockholders'
	Shares	Value	Shares	Value	Capital	Loss	Deficit	Stock	(Deficit) Equity
Balance, December 31, 2010	1,131,551	$108,256	9,822,304	$9,822	$27,385	$(1,405)	$(113,582)	$(21,437)	$9,039
Net income	-	-	-	-	-	-	4,807	-	4,807
Foreign currency translation adjustment	-	-	-	-	-	103	-	-	103
Pension and other postretirement benefits	-	-	-	-	-	(1,059)	-	-	(1,059)
Stock compensation	-	-	-	-	(275)	-	-	-	(275)
Balance, December 31, 2011	1,131,551	$108,256	9,822,304	$9,822	$27,110	$(2,361)	$(108,775)	$(21,437)	$12,615
Net loss	-	-	-	-	-	-	(15,106)	-	(15,106)
Foreign currency translation adjustment	-	-	-	-	-	36	-	-	36
Pension and other postretirement benefits	-	-	-	-	-	(138)	-	-	(138)
Balance, December 31, 2012	1,131,551	$108,256	9,822,304	$9,822	$27,110	$(2,463)	$(123,881)	$(21,437)	$(2,593)

See Notes to Consolidated Financial Statements.

KATY INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2012 and 2011
(Amounts in Thousands)

	2012	2011
Cash flows from operating activities:
Net (loss) income	$(15,106)	$4,807
Loss (income) from discontinued operations	1,830	(12,006)
Loss from continuing operations	(13,276)	(7,199)
Depreciation	3,697	3,908
Impairment of long-lived assets	7,515	-
Amortization of intangible assets	420	372
Write-off and amortization of debt issuance costs	238	938
Stock-based compensation	(11)	(570)
Loss (gain) on sale or disposal of assets	-	58
	(1,417)	(2,493)
Changes in operating assets and liabilities:
Accounts receivable	1,313	(156)
Inventories	1,870	(2,155)
Other assets	3,219	(1,388)
Accounts payable	(2,764)	(1,692)
Accrued expenses	649	(2,020)
Payable to related party	500	1,250
Deferred Revenue	(688)	-
Other liabilities	206	(410)
	4,305	(6,571)

Net cash provided by (used in) continuing operations	2,888	(9,064)
Net cash provided by discontinued operations	665	1,609
Net cash provided by (used in) operating activities	3,553	(7,455)

Cash flows from investing activities:
Capital expenditures	(844)	(315)
Proceeds from sale of assets, net	-	82
Net cash used in continuing operations	(844)	(233)
Net cash provided by discontinued operations	863	16,482
Net cash provided by investing activities	19	16,249

Cash flows from financing activities:
Net repayments on revolving loans	(3,481)	(1,048)
Decrease in book overdraft	(453)	(311)
Repayments of term loan	-	(7,444)
Direct costs associated with debt facilities	-	(692)
Net cash used in financing activities	(3,934)	(9,495)

Effect of exchange rate changes on cash from continuing operations	456	(290)
Effect of exchange rate changes on cash from discontinued operations	(203)	402
Net effect of exchange rate changes on cash	253	112
Net decrease in cash	(109)	(589)
Cash, beginning of period	730	1,319
Cash, end of period	$621	$730

See Notes to Consolidated Financial Statements.

KATY INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2012 and 2011

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

As discussed in Note 3, on July 24, 2012, the Company announced the closure of the Container division in Norwalk California; on September 20, 2012 the Company sold certain assets related to the Gemtex division; on January 24, 2013 the Company announced the closure of the Glit division; and on October 4, 2011, the Company sold substantially all assets and certain liabilities related to the DISCO division.  The Company accounted for these divisions as discontinued operations, and accordingly, has reclassified the financial results for all periods presented to reflect them as such.  Unless otherwise noted, discussions in these notes pertain to the Company’s continuing operations.

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

Deferred Revenue – In connection with the sale of the DISCO division of Continental Commercial Products, Inc. (‘CCP”) as discussed in Note 3, the Company entered into a supply agreement (the “Supply Agreement”) with DISCO Acquisition Corp. (the “Buyer”) whereby the Company will provide certain products to the Buyer, in accordance with the Supply Agreement, for a term ending September 30, 2016. A portion of the proceeds from the sale were deemed to be related to this Supply Agreement and were therefore deferred and will be amortized over the term of the Supply Agreement. This amortization period is expected to approximate the timing and quantity of shipments under the Supply Agreement. During the year ended December 31, 2012 and December 31, 2011, the Company recognized $0.7 million and $0.1 million as revenue, respectively. As of December 31, 2012, $2.6 million was recorded as deferred revenue, $0.7 million of which was current and $1.9 million of which was long-term.

Advertising Costs – Advertising costs are expensed as incurred.  Advertising costs expensed in 2012 and 2011 were $0.4 million and $0.5 million, respectively.

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

Inventories – Inventories are stated at the lower of cost or market value, and reserves are established for excess and obsolete inventory in order to ensure proper valuation of inventories.  Cost includes materials, labor and overhead.  At December 31, 2012 and 2011, approximately 65% and 66%, respectively, of the Company’s inventories were accounted for using the last-in, first-out (“LIFO”) method of costing, while the remaining inventories were accounted for using the first-in, first-out (“FIFO”) method.  Current cost, as determined using the FIFO method, exceeded LIFO cost by $4.2 million and $4.5 million at December 31, 2012 and 2011, respectively.  For the years ended December 31, 2012 and 2011, the Company recognized a loss of $0.6 million, of LIFO valuation adjustments.  The components of inventories are:

	December 31,
	2012	2011
	(Amounts in Thousands)

Raw materials	$6,133	$8,127
Finished goods	11,708	13,192
Inventory reserves	(871)	(909)
LIFO reserve	(4,237)	(4,499)
	$12,733	$15,911

Goodwill – Goodwill represents the excess purchase price over the fair value of net assets acquired.  Goodwill is not amortized, but is tested for impairment annually as of the end of the fourth quarter.  For purposes of evaluating goodwill impairment, the Company consists of one reporting unit, which is the same as the Company itself as a whole.  The fair value of the reporting unit is determined annually, or as indicators of impairment are identified, and the fair value is compared to the carrying value of the reporting unit.  Fair value is calculated using a combination of a market approach and a discounted cash flow calculation.  To execute the market approach, an equity fair value calculation is prepared using the share price of the Company’s common stock at selected periods of time multiplied by the total outstanding shares.  Preferred shares are assumed converted into common shares for purposes of this calculation, and an equal weight is placed on each share price used.  The discounted cash flow calculation uses management’s operating budget to project the following fiscal year’s cash flows, and forecasted amounts for the next four years based on management’s best estimate of increases in sales and operating expenses as well as gross margin improvements.  If the fair value exceeds the carrying value, then no adjustment is necessary.  If the carrying value of the reporting unit exceeds the fair value, appraisals are performed of long-lived assets and other adjustments are made to arrive at a revised fair value balance sheet.  This revised fair value balance sheet (without goodwill) is compared to the fair value of the business previously determined, and a revised goodwill amount is determined.  If the indicated goodwill amount meets or exceeds the current carrying value of goodwill, then no adjustment is required.  However, if the result indicates a reduced level of goodwill, an impairment is recorded to state the goodwill at the revised level.  Any impairments of goodwill are recorded as a component of income from continuing operations.  As of December 31, 2012 the carrying value of our reporting unit exceeded the fair value, therefore we recorded an impairment of $0.6 million. As of December 31, 2012 we had no goodwill recorded. See Note 4.

Property and Equipment – Property and equipment are stated at cost and depreciated using the straight-line method over their estimated useful lives: buildings (10-40 years); machinery and equipment (3-20 years); and leasehold improvements over the remaining lease period or useful life, if shorter.  Costs for repair and maintenance of machinery and equipment are expensed as incurred, unless the result significantly increases the useful life or functionality of the asset, in which case capitalization is considered.  Depreciation expense from continuing operations for 2012 and 2011 was $3.7 million and $3.9 million, respectively.

An asset retirement obligation associated with the retirement of a tangible long-lived asset is recognized as a liability in the period in which it is incurred or becomes determinable, with an associated increase in the carrying amount of the related long-term asset.  The cost of the tangible asset, including the initially recognized asset retirement cost, is depreciated over the useful life of the asset.  As of December 31, 2012, the Company has recorded an asset of $0.1 million and related liability of $0.7 million for retirement obligations associated with returning certain leased properties to the respective lessors upon the termination of the lease arrangements.  A summary of the changes in asset retirement obligation is included in the table below (amounts in thousands):

Asset retirement obligation at January 1, 2011	$858
Accretion expense	35
Changes in estimates	116
Other	(56)
Asset retirement obligation at December 31, 2011	953
Accretion expense	34
Write-off from closure and sale of discontinued businesses	(336)
Asset retirement obligation at December 31, 2012	$651

On January 1, 2009, the Company entered into a new lease agreement for its largest facility in Bridgeton, Missouri.  In connection with the new lease agreement the Company was granted a tenant improvement allowance of $0.7 million in 2009.  The allowance was recorded as leasehold improvement assets and is being depreciated over the term of the new lease.  The Company also recorded a deferred rent liability of $0.7 million in 2009 which is being amortized as a reduction of rental expense over the term of the new lease on a straight-line basis.  The balance of the deferred rent liability was $0.4 million and $0.5 million at December 31, 2012 and 2011, respectively.

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

Foreign Currency Translation – The results of the Company’s Canadian subsidiaries are translated to U.S. dollars using the current-rate method.  Assets and liabilities are translated at the year-end spot exchange rate, revenue and expenses at average exchange rates and equity transactions at historical exchange rates.  Exchange differences arising on translation are recorded as a component of accumulated other comprehensive loss.  The Company recorded losses on foreign exchange transactions (included in Other, net in the Consolidated Statements of Operations) of $20,000 and $0.2 million in 2012 and 2011, respectively.

Accumulated Other Comprehensive Loss – The components of accumulated other comprehensive loss are foreign currency translation adjustments and pension and other postretirement benefits adjustments.  The balance of the foreign currency translation adjustments account was $0.5 million at December 31, 2012 and 2011.The balance of the pension and other postretirement benefits adjustments account was $1.9 million and $1.8 million at December 31, 2012 and 2011, respectively.

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

Stock Options and Other Stock Awards – Compensation cost recognized during the years ended December 31, 2012 and 2011 includes:  a) compensation cost for all stock options based on the grant date fair value amortized over the options’ vesting period and b) compensation cost for outstanding stock appreciation rights (“SARs”) as of December 31, 2012 and 2011 based on the December 31 fair value.  The Company re-measures the fair value of SARs each reporting period until the award is settled and compensation expense is recognized each reporting period for changes in fair value and vesting.

The following table shows total compensation expense (see Note 9 for descriptions of Stock Incentive Plans) included in the Consolidated Statements of Operations for the years ended December 31 (amounts in thousands):

	2012	2011

Stock option income	$-	$(274)
Stock appreciation right income	(11)	(296)
	$(11)	$(570)

For the year ended December 31, 2011, stock option income resulted from the reversal of compensation expense recognized on the cancellation of unvested stock options previously held by the Company’s Chief Executive Officer, the Company’s Chief Financial Officer and the Company’s former Vice President-Operations.

The fair value of stock options is estimated at the date of grant using a Black-Scholes option pricing model.  As the Company does not have sufficient historical exercise data to provide a basis for estimating the expected term, the Company uses the simplified method for estimating the expected term by averaging the minimum and maximum lives expected for each award.  In addition, the Company estimates volatility by considering its historical stock volatility over a term comparable to the remaining expected life of each award.  The risk-free interest rate is the current yield available on U.S. treasury issues with a remaining term equal to each award.  The Company estimates forfeitures using historical results.  Its estimates of forfeitures will be adjusted over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from their estimate.  No stock options were granted during the years ended December 31, 2012 or 2011.

The fair value of SARs, a liability award, was estimated at December 31, 2012 and 2011 using a Black-Scholes option pricing model.  The Company estimated the expected term by averaging the minimum and maximum lives expected for each award.  In addition, the Company estimated volatility by considering its historical stock volatility over a term comparable to the remaining expected life of each award.  The risk-free interest rate was the current yield available on U.S. treasury issues with a remaining term equal to each award.  The Company estimates forfeitures using historical results.  Its estimates of forfeitures will be adjusted over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from their estimate.  The assumptions for expected term, volatility and risk-free rate are presented in the table below:

December 31,
	2012	2011

Expected term (years)	0.11- 4.7	0.9 - 4.7
Volatility	203.3% - 464.4%	256.8% - 453.0%
Risk-free interest rate	0.1% - 0.7%	0.1% - 0.8%

Recently Adopted Accounting Standards – In May 2011, the FASB issued further guidance which generally aligns the principles of fair value measurements with International Financial Reporting Standards.  The guidance clarifies the application of existing fair value measurement requirements and expands the disclosure requirements for fair value measurements, and was effective for the year-ended December 31, 2012. The adoption of the guidance had no effect on the Company’s consolidated financial statements.

In June 2011, the FASB issued guidance concerning the presentation of comprehensive income.  The guidance gives companies the option to present total comprehensive income, components of net income, and components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  The guidance was effective for the year-ended December 31, 2012 and was applied retrospectively.

In September 2011, the FASB issued an update to existing guidance on the assessment of goodwill impairment.  This update simplifies the assessment of goodwill for impairment by allowing companies to consider qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount before performing the two step impairment review process.  It also amends the examples of events or circumstances that would be considered in a goodwill impairment evaluation.  This new guidance was effective for the year-ended December 31, 2012.  The adoption of the guidance had no effect on the Company’s consolidated financial statements.

In July 2012, the FASB issued guidance concerning the testing of indefinite-lived intangible assets for impairment. This guidance gives an entity the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with Codification Subtopic 350-30, Intangibles-Goodwill and Other, General Intangibles Other than Goodwill. Under the guidance, an entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period. The amendments in this Accounting Standards Update (ASU) are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The Company does not believe the amendments in this ASU will have a material impact of the consolidated financial statements.

Note 3.   DISCONTINUED OPERATIONS

On July 24, 2012, the Company announced the closure of the Container division of CCP. The Company sold certain assets related to the Container division for $0.6 million.

On September 20, 2012, the Company sold certain assets related to the Gemtex division to 2340258 Ontario, Inc. (the “Buyer”), a corporation incorporated under the laws of the Province of Ontario, for $1.0 million, $0.7 million of which will be payable in 48 monthly installments subject to certain prepayment requirements in connection with the generation of excess cash by the Buyer.  The Company used the net proceeds from the transaction to reduce its outstanding balance under the PB Loan Agreement (see Note 5).

On October 4, 2011, the Company sold certain assets and liabilities related to the DISCO division of CCP to DISCO Acquisition Corp., a Pennsylvania corporation and an affiliate of Cellucap Manufacturing Company, for $19.0 million, subject to pre-closing and post-closing adjustments based on working capital levels, an indemnification escrow of $475,000 and a deferred lease maintenance adjustment of $10,000 (the “Sale Event”).  The Company used net proceeds from the transaction to reduce its outstanding balance under the PNC Credit Agreement (see Note 5).

The closure of the Container division and the sale of the Gemtex and DISCO divisions met the criteria for classification as discontinued operations in accordance with GAAP; therefore, the Company has classified the results of the Container, Gemtex and Disco divisions as discontinued operations for all periods presented. The assets sold as part of the Gemtex and Container divisions have been recorded as assets held for sale at December 31, 2011. Selected financial data for discontinued operations is summarized as follows (amounts in thousands):

	For the Year Ended
	December 31,
	2012
	Total	Container Division	Gemtex Division

Net sales	$12,966	$8,547	$4,419

Operating loss - net of tax	$(1,550)	$(386)	$(1,164)

Loss on sale - net of tax	$(280)	$-	$(280)

	For the Year Ended
	December 31,
	2011
	Total	Container Division	Gemtex Division	Disco Division

Net sales	$30,479	$11,246	$6,611	$12,622

Operating loss - net of tax	$907	$(745)	$(1,191)	$2,843

Loss on sale - net of tax	$11,099	$-	$-	$11,099

The components of assets and liabilities held for sale as of December 31, 2011 are as follows (amounts in thousands):

	December 31,
	2011
	Total	Container Division	Gemtex Division
Assets
Inventories, net	$1,351	$-	$1,351
Property and equipment, net	968	766	202
	$2,319	$766	$1,553

Note 4.   GOODWILL AND INTANGIBLE ASSETS

Goodwill and other intangible assets are reviewed for impairment at least annually and if a triggering event were to occur in an interim period.  The Company performed its annual goodwill impairment test at the end of the fourth quarters of fiscal 2012 and 2011 which resulted in an impairment or $1.9 million for the year ended December 31,2012. Following is detailed information regarding the Company's intangible assets (amounts in thousands):

	December 31,
	2012
	Gross	Accumulated		Net Carrying
	Amount	Amortization	Impairment	Amount
Patents	$1,296	$(1,206)	$(90)	$-
Customer lists	9,188	(8,551)	(612)	25
Tradenames	3,919	(3,002)	(567)	350
Total	$14,403	$(12,759)	$(1,269)	$375

	December 31,
	2011
	Gross	Accumulated		Net Carrying
	Amount	Amortization	Impairment	Amount
Patents	$1,327	$(1,131)	$-	$196
Customer lists	9,391	(8,404)	-	987
Tradenames	4,099	(2,804)	-	1,295
Total	$14,817	$(12,339)	$-	$2,478

The Company recorded amortization expense on intangible assets from continuing operations of $0.4 million for both years ended December 31, 2012 and 2011.  Estimated aggregate future amortization expense related to intangible assets is as follows (amounts in thousands):

2013	$75
2014	75
2015	75
2016	75
2017	75
Thereafter	-
$375

Note 5.   INDEBTEDNESS

On October 4, 2011, CCP, Glit/Gemtex, Ltd. and 3254018 Nova Scotia Limited (collectively, the “Borrowers”), wholly-owned subsidiaries of the Company, entered into a Loan and Security Agreement (as amended, the “PB Loan Agreement”) with the PrivateBank and Trust Company (“PrivateBank”).  On May 31, 2012, the PB Loan Agreement was amended (the “First Amendment”) to provide additional flexibility under the financial covenants by replacing the minimum fixed charge ratio covenant for the period of April 27, 2012 to October 26, 2012, with a minimum earnings before interest, taxes, depreciation and amortization covenant and reduced the borrowing availability by $1 million. In addition, the Company and the Lender agreed to certain specified transactions, which could include the sale or disposition of certain assets. The PB Loan Agreement was amended a second time on August 17, 2012 to modify the definition of earnings before interest, taxes, depreciation and amortization.

The PB Loan Agreement is a $20.0 million revolving credit facility, including a $3.0 million sub-limit for letters of credit. From October 4, 2011 to May 31, 2012 the PB Loan Agreement included a $2.5 million sub-limit for capital expenditures (“CapEx Sublimit”). The proceeds of the Borrowers’ initial borrowing under the PB Loan Agreement were used to repay the Revolving Credit, Term Loan and Security Agreement, as amended (“PNC Credit Agreement”), with PNC Bank, National Association (“PNC Bank”) and pay fees and expenses associated with the negotiation and consummation of the credit facility.  All extensions of credit under the PB Loan Agreement are collateralized by a first priority security interest in and lien upon substantially all present and future assets and properties of the Company and the Borrowers.  The Company guarantees the obligations of the Borrowers under the PB Loan Agreement.  There was $10.9 million and $14.4 million outstanding under the PB Loan Agreement as of December 31, 2012 and December 31, 2011, respectively.

The PB Loan Agreement has an expiration date of September 29, 2014 and its borrowing base is determined by eligible inventory and accounts receivable, amounting to $15.3 million at December 31, 2012.  The Company’s borrowing base under the PB Loan Agreement is reduced by the outstanding amount of standby and commercial letters of credit and any outstanding borrowings under the CapEx Sublimit.  There were $0.2 million in outstanding borrowings under the CapEx Sublimit as of December 31, 2012. There were no outstanding borrowings under the CapEx Sublimit as of December 31, 2011.  Currently, the Company’s largest letters of credit relate to its casualty insurance programs.  The PB Loan Agreement requires the Company to have a minimum level of availability such that eligible collateral must exceed the sum of its outstanding borrowings and letters of credit by $1.3 million. Upon extinguishment of the PNC Credit Agreement, the Company was required to advance cash to PNC Bank as collateral for the outstanding letters of credit in the amount of $2.6 million, which is included in other current assets and the revolving credit agreement at December 31, 2011 and is no longer outstanding at December 31, 2012.  Total outstanding letters of credit were $1.8 million at December 31, 2012.

Borrowings under the PB Loan Agreement bear interest at a per annum rate equal to the sum of the Prime Rate Revolving Loans Applicable Margin plus the Prime Rate (each as defined in the PB Loan Agreement), or at a per annum rate equal to the sum of the LIBOR Rate Revolving Loans Applicable Margin plus the LIBOR Rate (each as defined in the PB Loan Agreement) or an aggregate of 4.25% and 3.02% at December 31, 2012 and December 31, 2011, respectively.  An unused commitment fee of 50 basis points per annum is payable monthly on the average unused amount of the PB Loan Agreement.

All of the debt under the PB Loan Agreement is re-priced to current rates at frequent intervals.  Therefore, its fair value approximates its carrying value at December 31, 2012.  For the years ended December 31, 2012 and December 31, 2011, the Company had amortization of debt issuance costs, included within interest expense, of $0.2 million and $0.9 million, respectively.  Included in amortization of debt issuance costs for the year ended December 31, 2011 is approximately $0.5 million of debt issuance costs written off due to the extinguishment of the PNC Credit Agreement. The Company incurred $0.7 million of debt issuance costs during the year ended December 31, 2011 associated with entering into the PB Loan Agreement and amending the PNC Credit Agreement.

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

In conjunction with the announced closure at the Glit division (see note 18), the PB Loan Agreement was amended a third time (the “Third Amendment”) on February 18, 2013.  The Third Amendment reduced the revolving credit facility from $20 million to $16 million on February 18, 2013 and from $16 million to $15 million on March 15, 2013, which correlates to the current size of the Company.  In addition, the Third Amendment waived all prior non-compliance with the fixed charge coverage ratio required by the PB Loan Agreement and established a new fixed charge ratio covenant.

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

	For the Years Ended December 31,
	2012	2011
	(Amounts in Thousands,
	except per share amounts)

Loss from continuing operations	$(13,276)	$(7,199)
Discontinued operations	(1,830)	12,006
Net (loss) income	$(15,106)	$4,807

Average common shares outstanding - Basic	7,951	7,951
Dilutive effect of convertible preferred stock	-	18,859
Average common shares outstanding - Diluted	7,951	26,810

Per share amount - Basic:
Loss from continuing operations	$(1.67)	$(0.91)
Discontinued operations	(0.23)	1.51
Net (loss) income	$(1.90)	$0.60

Per share amount - Diluted:
Loss from continuing operations	$(1.67)	$(0.27)
Discontinued operations	(0.23)	0.45
Net (loss) income	$(1.90)	$0.18

As of December 31, 2012, no options were in the money and 18,000 options were out of the money. As of December 31, 2011, no options were in-the-money and 38,000 options were out-of-the money.  At December 31, 2012 and 2011, 1,131,551 convertible preferred shares were outstanding, which are in total convertible into 18,859,183 shares of Katy common stock. Convertible preferred shares were not included in the calculation of diluted earnings (loss) per share for the year ended December 31, 2012 because of their anti-dilutive impact as a result of the Company’s net loss position.

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

The Company expects to contribute $96,000 to the pension plans in fiscal 2013.  The Company uses a December 31 measurement date for its pension and other postretirement benefit plans.  The fair value of plan assets was determined by using quoted prices in active markets for identical assets (Level 1 inputs per the fair value hierarchy).  The fair value and allocation of pension plan assets is as follows (amounts in thousands):

	December 31,
	2012		2011
	Plan Assets		Plan Assets
Asset Category	Fair Value	Percentage	Fair Value	Percentage

Equity Securities	$550	58%	$472	49%
Fixed Income Securities	273	29%	444	47%
Money Market	103	11%	-	0%
Other	15	2%	39	4%
	$941	100%	$955	100%

The following table presents the funded status of the Company’s pension and postretirement benefit plans for the years ended December 31, 2012 and 2011:

	Pension Benefits		Other Benefits
	2012	2011	2012	2011
		(Amounts in Thousands)
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$1,395	$1,352	$2,699	$1,782
Interest cost	64	69	123	128
Actuarial loss (gain)	122	73	214	1,049
Benefits paid	(127)	(99)	(267)	(260)
Projected benefit obligation at end of year	$1,454	$1,395	$2,769	$2,699

Change in plan assets:
Fair value of plan assets at beginning of year	$955	$931	$-	$-
Actuarial return on plan assets	46	46	-	-
Employer contributions	67	77	266	260
Benefits paid	(127)	(99)	(266)	(260)
Fair value of plan assets at end of year	$941	$955	$-	$-

Funded status at end of year	$(513)	$(440)	$(2,769)	$(2,699)

Amounts recognized in Consolidated Balance Sheets:
Other non-current assets	$(36)	$(24)	$-	$-
Accrued expenses	-	-	231	241
Other liabilities	549	464	2,538	2,458
Total	$513	$440	$2,769	$2,699

Accumulated other comprehensive loss at December 31, 2012 and 2011 included unrecognized actuarial losses related to pension benefits of $0.8 million that had not yet been recognized in net periodic pension cost.  Accumulated other comprehensive loss at December 31, 2012 included unrecognized actuarial losses related to other benefits of $1.2 million that had not yet been recognized in net periodic pension cost.  The actuarial loss included in accumulated other comprehensive loss and expected to be recognized in net periodic pension cost during the fiscal year ending December 31, 2013 is $46,000 for pension benefits and $58,000 for other benefits.  The accumulated benefit obligation for all pension plans was $1.5 million and $1.4 million at December 31, 2012 and 2011, respectively.

The following table lists the projected benefit obligation (“PBO”), accumulated benefit obligation (“ABO”) and fair value of plan assets for the pension plans with PBOs and ABOs in excess of plan assets at December 31, 2012 and 2011 (amounts in thousands):

	2012		2011
	Projected benefit obligation exceeds plan assets	Accumulated benefit obligation exceeds plan assets	Projected benefit obligation exceeds plan assets	Accumulated benefit obligation exceeds plan assets

Projected benefit obligation	$1,284	$1,284	$1,206	$1,206
Accumulated benefit obligation	$1,284	$1,284	$1,206	$1,206
Fair value of plan assets	$735	$735	$742	$742

The following table presents the assumptions used to determine the Company’s benefit obligations at December 31, 2012 and 2011 along with sensitivity of the Company’s plans to potential changes in certain key assumptions (dollars in thousands):

	Pension Benefits		Other Benefits
	2012	2011	2012	2011
Assumptions as of December 31:
Discount rates	4.80%	5.25%	4.80%	5.25%
Expected long-term return rate on assets	6.00%	7.00%	N/A	N/A
Assumed rates of compensation increases	N/A	N/A	N/A	N/A
Medical trend rate pre-65 (initial)	N/A	N/A	7.50%	7.00%
Medical trend rate post-65 (initial)	N/A	N/A	7.50%	8.00%
Medical trend rate (ultimate)	N/A	N/A	5.00%	5.00%
Years to ultimate rate pre-65	N/A	N/A	8	5
Years to ultimate rate post-65	N/A	N/A	8	7

Impact of one-percent increase in medical trend rate:
Increase in accumulated postretirement benefit obligation			$287	$263
Increase in service cost and interest cost			$12	$11

Impact of one-percent decrease in medical trend rate:
Decrease in accumulated postretirement benefit obligation			$246	$227
Decrease in service cost and interest cost			$10	$10

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

The following table presents components of the net periodic benefit cost for the Company’s pension and postretirement benefit plans during 2012 and 2011 (amounts in thousands):

	Pension Benefits		Other Benefits
	2012	2011	2012	2011

Interest cost	$64	$70	$123	$128
Expected return on plan assets	(56)	(64)	-	-
Amortization of net loss	48	48	44	32
Net periodic benefit cost	$56	$54	$167	$160

The following table presents estimated future benefit payments (amounts in thousands):

	Pension Benefits	Other Benefits

2013	$35	$230
2014	43	231
2015	315	232
2016	38	205
2017	80	195
Thereafter	398	907
	$909	$2,000

In addition to the plans described above, in 1993 the Company’s Board of Directors approved a retirement compensation program for certain officers and employees of the Company and a retirement compensation arrangement for the Company’s then Chairman and Chief Executive Officer.  The Board approved a total of $3.5 million to fund such plans.  Participants were allowed to defer 50% of their annual compensation as well as be eligible to participate in a profit sharing arrangement in which they vest over a five year period.  In 2001, the Company limited participation to existing participants as well as discontinued any profit sharing arrangements.  Participants can withdraw from the plan upon the latter of age 62 or termination from the Company.  The obligation created by this plan is partially funded.  Assets are held in a rabbi trust invested in various mutual funds.  Gains and/or losses are earned by the participant.  For the unfunded portion of the obligation, interest was accrued at 4% each year until March 2011, when interest earnings were suspended by the Company.  The Company had $0.4 million and $0.5 million recorded in accrued compensation and other liabilities at December 31, 2012 and 2011, respectively, for this obligation.

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

Note 8.   STOCKHOLDERS’ EQUITY

Convertible Preferred Stock

On June 28, 2001, the Company completed a recapitalization following an agreement on June 2, 2001 with KKTY Holding Company, LLC (“KKTY”), an affiliate of Kohlberg Investors IV, L.P. (the “Recapitalization”).  Under the terms of the Recapitalization, KKTY purchased 700,000 shares of newly issued preferred stock, $100 par value per share (“Convertible Preferred Stock”), which is convertible into 11,666,666 common shares, for an aggregate purchase price of $70.0 million.  The Convertible Preferred shares were entitled to a 15% payment in kind (“PIK”) dividend (that is, dividends in the form of additional shares of Convertible Preferred Stock), compounded annually, which started accruing on August 1, 2001.  PIK dividends were paid on August 1, 2002 (105,000 convertible preferred shares, equivalent to 1,750,000 common shares); August 1, 2003 (120,750 convertible preferred shares, equivalent to 2,012,500 common shares); August 1, 2004 (138,862.5 convertible preferred shares equivalent to 2,314,375 common shares); and on December 31, 2004 (66,938.5 convertible preferred shares, equivalent to 1,115,642 common shares).  No dividends accrue or are payable after December 31, 2004.  If converted, the 11,666,666 common shares, along with the 7,192,517 equivalent common shares from PIK dividends paid through December 31, 2004, would represent approximately 70% of the outstanding shares of common stock as of December 31, 2012, excluding outstanding options.  The accruals of the PIK dividends were recorded as a charge to Additional Paid-in Capital due to the Company’s accumulated deficit position, and an increase to Convertible Preferred Stock.  The dividends were recorded at fair value and reduced earnings available to common shareholders in the calculation of basic and diluted earnings per share.

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

There are no authorized shares available for grant as of December 31, 2012 due to the expiration of previously approved plans.  A summary of the status of the Company’s stock option plans as of December 31, 2012, and changes during the year then ended is presented in the table below:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Options	Price	Life	(in thousands)

Outstanding at January 1, 2012	38,000	$4.16

Granted	-	-
Expired	(20,000)	3.72

Outstanding at December 31, 2012	18,000	$4.64	1.4 years	$-

Vested and Exercisable at December 31, 2012	18,000	$4.64	1.4 years	$-

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

A summary of the status of the Company’s SARs plans as of December 31, 2012, and changes during the year then ended is presented in the table below:

SARs

Non-Vested at January 1, 2012	14,665

Granted	4,000
Vested	(13,665)
Cancelled	(1,666)

Non-Vested at December 31, 2012	3,334

Total Outstanding at December 31, 2012	197,000

At December 31, 2012, the aggregate liability related to SARs was $33,000 and is included in accrued expenses in the Consolidated Balance Sheets.  As a result of participation in the 2011 CIC Plan, 20,000 SARs were cancelled as of March 28, 2011.

See Note 2 for a discussion of accounting for stock awards and related fair value disclosures.

Note 10.  INCOME TAXES

The income tax provision (benefit) is based on the following pre-tax income (loss):

	For the Years Ended December 31,
	2012	2011
	(Amounts in Thousands)

Domestic	$(12,976)	$5,726
Foreign	2,111	(1,149)
Total	$(15,087)	$4,577

The income tax provision (benefit) consists of the following:

	For the Years Ended December 31,
	2012	2011
	(Amounts in Thousands)
Current tax provision (benefit):
Federal	$-	$(260)
State	19	30
Total provision (benefit)	$19	$(230)

Actual income taxes reported from continuing operations are different than what would have been computed by applying the federal statutory tax rate to income from continuing operations before income taxes.  The reasons for this difference are as follows:

	For the Years Ended December 31,
	2012	2011
	(Amounts in Thousands)

(Benefit) provision from income taxes at statutory rate	$(5,280)	$1,602
State income taxes, net of federal benefit	12	20
Net operating losses adjustments	(112)	228
Valuation allowance adjustments	5,344	(1,855)
Permanent items	17	18
Reduction of tax reserves	-	(260)
Other, net	38	17
Net provision (benefit) from income taxes	$19	$(230)

The significant components of the Company’s deferred income tax liabilities and assets are as follows:

	As of December 31,
	2012	2011
	(Amounts in Thousands)
Deferred tax liabilities
Inventory costs	$(514)	$(477)

Deferred tax assets
Allowance for doubtful receivables	$14	$23
Accrued expenses and other items	9,354	6,885
Difference between book and tax bases of property	(879)	993
Operating loss carry-forwards - domestic	58,179	53,962
Operating loss carry-forwards - foreign	2,240	1,664
Tax credit carry-forwards	13,299	13,299
	82,207	76,826
Less valuation allowance	(81,693)	(76,349)
	514	477
Net deferred income tax asset	$-	$-

At December 31, 2012, the Company had approximately $155.1 million of Federal net operating loss carry-forwards (“Federal NOLs”), which will expire in years 2020 through 2032 if not utilized prior to that time.  Due to tax laws governing change in control events and their relation to the Recapitalization, approximately $2.6 million of the Federal NOLs are subject to certain limitations as to the amount that can be used to offset taxable income in any single year.  The remainder of the Company’s domestic and foreign net operating loss carry-forwards relate to certain U.S. operating subsidiaries, and the Company’s Canadian operations, respectively, and can only be used to offset income from these operations.  At December 31, 2012, the Company’s Canadian subsidiary has Canadian net operating loss carry-forwards of approximately $6.5 million that will expire in 2028 through 2032.  The tax credit carry-forwards relate to United States federal minimum tax credits of $1.2 million that have no expiration date, general business credits of $0.1 million that expire in years 2020 through 2022, and foreign tax credit carryovers of $12.0 million that expire in years 2013 through 2017.

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

Accounting for Uncertainty in Income Taxes

A reconciliation of the beginning and ending balance for liabilities associated with unrecognized tax benefits is as follows (amounts in thousands):

Balances at December 31, 2010	$370
Tax positions related to prior years	5
Reductions for tax positions related to prior years	(88)
Lapse of applicable statute of limitations	(178)
Balances at December 31, 2011	109
Tax positions related to prior years	-
Reductions for tax positions related to prior years	-
Lapse of applicable statute of limitations	-
Balances at December 31, 2012	$109

At December 31, 2012 and 2011, the Company had reserves totaling $0.1 million, primarily for various foreign income tax issues all of which, if recognized, would affect the effective tax rate.

The Company recognizes interest and penalties accrued related to the unrecognized tax benefits in the provision for income taxes.  During 2012 and 2011, the Company recognized an insignificant amount in interest and penalties.  The Company had approximately $25,000 for the payment of interest and penalties accrued at December 31, 2012 and 2011.

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

Examination of Tax Returns

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, various states and foreign jurisdictions.  The Company and its subsidiaries are generally no longer subject to U.S. federal, state and local examinations by tax authorities for years before 2008.

Note 11.  LEASE OBLIGATIONS

The Company has entered into non-cancelable operating leases for real property with original lease terms of up to ten years.  In addition, the Company leases manufacturing and data processing equipment under operating leases expiring during the next three years.

In most cases, management expects that in the normal course of business, leases will be renewed or replaced by other leases.  Future minimum lease payments as of December 31, 2012 are as follows (amounts in thousands):

2013	$2,969
2014	2,934
2015	2,682
2016	2,299
2017	2,238
Thereafter	2,098
$15,220

Rental expense for 2012 and 2011 for operating leases was $3.3 million and $3.4 million, respectively.  Also, $0.4 million of rent was paid and charged against liabilities in 2011 for non-cancelable leases at facilities abandoned as a result of restructuring initiatives.  These payments were offset by sub-lease income of $0.3 million in both years.

Note 12.  RELATED PARTY TRANSACTIONS

Kohlberg & Co., L.L.C., whose affiliate holds all 1,131,551 shares of the Company’s Convertible Preferred Stock, provides ongoing management oversight and advisory services to the Company.  At December 31, 2012 and 2011, the Company owed Kohlberg $2.3 million and $1.8 million, respectively, for these services which is recorded in current liabilities in the Consolidated Balance Sheets.  The Company incurred expense of $0.5 million for these services in both 2012 and 2011, which is recorded in selling, general and administrative expenses in the Consolidated Statements of Operations.  The Company expects to incur $0.5 million annually for these services in future years.

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

Note 13.  GEOGRAPHIC INFORMATION

The Company operates businesses in the United States and foreign countries.  The operations of businesses within major geographic areas for 2012 and 2011 are summarized as follows (amounts in thousands):

	United
	States	Canada	Europe	Other	Consolidated
2012:
Sales to unaffiliated customers	$92,172	$3,893	$2,307	$2,088	$100,460
Long-lived assets	$10,044	$33	$-	$-	$10,077
Total assets	$35,006	$986	$-	$-	$35,992

2011:
Sales to unaffiliated customers	$94,180	$4,180	$2,053	$2,051	$102,464
Long-lived assets	$20,940	$36	$-	$-	$20,976
Total assets (1)	$54,565	$929	$-	$-	$55,494

(1) - Net of Assets Held for Sale.

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

Contract
Termination
Costs
Restructuring liabilities at December 31, 2010	$314
Additions	417
Payments	(338)
Other	(393)
Restructuring liabilities at December 31, 2011	$-

A rollforward of all restructuring liabilities since January 1, 2011 is as follows (amounts in thousands):

		One-time	Contract
		Termination	Termination
	Total	Benefits	Costs
Restructuring liabilities at December 31, 2010	$439	$125	$314
Additions	417	-	417
Payments	(463)	(125)	(338)
Other	(393)	-	(393)
Restructuring liabilities at December 31, 2011	$-	$-	$-

Restructuring expense was $0.4 million in 2011.

Note 16.  SUPPLEMENTAL BALANCE SHEET INFORMATION

The following table provides detail regarding other current assets shown on the Consolidated Balance Sheets (amounts in thousands):

	December 31,
	2012	2011
Prepaids	$658	$623
Escrow	475	475
Non-trade miscellaneous receivables	15	273
Letters of credit collateral	-	2,559
Other	308	156
Total	$1,456	$4,086

The following table provides detail regarding other assets shown on the Consolidated Balance Sheets (amounts in thousands):

	December 31,
	2012	2011
Note receivable	$813	$681
Debt issuance costs, net	281	437
Rabbi trust assets	456	498
Deposits	129	212
Trade credits	82	119
Other	74	85
Total	$1,835	$2,032

The following table provides detail regarding accrued expenses shown on the Consolidated Balance Sheets (amounts in thousands):

	December 31,
	2012	2011
Contingent liabilities	$4,024	$4,226
Advertising and rebates	2,375	2,012
Other	637	760
Severance	362	-
Commissions	317	225
Pension and postretirement benefits	231	252
Professional services	180	199
Accrued utilities	154	141
Asset retirement obligations	137	133
Sales tax	113	119
Medical self insurance	111	289
Deferred rent expense	71	71
Accrued SARs	33	44
Property taxes	30	46
Non-cancelable lease liabilities - restructuring	-	184
Total	$8,775	$8,701

Contingent liabilities consist of accruals for estimated losses associated with environmental issues and the uninsured portion of general and product liability and workers’ compensation claims.

The following table provides detail regarding other liabilities shown on the Consolidated Balance Sheets (amounts in thousands):

	December 31,
	2012	2011
Pension and postretirement benefits	$3,089	$2,923
Deferred compensation	767	940
Asset retirement obligations	515	820
Deferred lease	746	682
Accrued restructuring	380	-
Deferred rent expense	357	429
Accrued income taxes - long-term	110	110
Total	$5,964	$5,904

Note 17.  SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest and income taxes during the years ended December 31 was as follows (amounts in thousands):

	December 31,
	2012	2011
Interest	$523	$1,152
Income taxes	$28	$12

Note 18.  SUBSEQUENT EVENTS

On January 24, 2013, the Company announced the closure of the Glit division of Continental Commercial Products, LLC. The Company plans to cease the majority of the operations of the division in the first quarter of 2013.  In addition, the Company plans to sell certain assets related to the Glit division in the first half of 2013. The Company will use the net proceeds from the sale of assets to settle the outstanding operating liabilities related to the division, pay off the outstanding borrowing related to the CapEx Sublimit (see note 5), and reduce the  outstanding balance under the PB Loan Agreement. The net assets of the Glit Division as of December 31, 2012 were $5.6 million. Selected financial data for discontinued operations is summarized as follows (amounts in thousands):

	For the Years Ended
	December 31,
	2012	2011

Net sales	$20,201	$21,064

Operating loss - net of tax	$(7,409)	$(1,670)

In 2012 we recorded a should be $5.6 million long-lived asset impairment related to the Glit division as a result of our annual impairment testing.

As a result of the Glit closure, the Company will recognize $1.9 million of deferred revenue related to the Disco supply agreement in the first quarter of 2013 (see Note 2).

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

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate control over financial reporting, as defined in Exchange Act Rule 13a-15(f).  Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2012 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  As a result of this assessment, management concluded that, as of December 31, 2012, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the year ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding the directors of the Company is incorporated herein by reference to the information set forth under the section entitled “Election of Directors” in the Proxy Statement of Katy Industries, Inc. for its 2013 annual meeting of shareholders (the “2012 Proxy Statement”), which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after December 31, 2012.

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

Equity Compensation Plan Information

The following table represents information as of December 31, 2012 with respect to equity compensation plans under which shares of the Company’s common stock are authorized for issuance:

			Number of Securities
			Remaining Available for
	Number of Securities to	Weighted-average	Future Issuances Under Equity
	Be Issued on Exercise of	Exercise Price of	Compensation Plans
	Outstanding Option,	Outstanding Options,	(Excluding Securities
Plan Category	Warrants and Rights	Warrants and Rights	Reflected in Column (a))

	(a)	(b)	(c)
Equity Compensation Plans Approved by Stockholders	18,000	$4.64	0

Equity Compensation Plans Not Approved by Stockholders	197,000	$4.51	682,530

Total	215,000		682,530

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

On November 21, 2002, the Board of Directors approved the 2002 Stock Appreciation Rights Plan (the “2002 SAR Plan”), authorizing the issuance of up to 1,000,000 SARs.  Vesting of the SARs occurs ratably over three years from the date of issue.  The 2002 SAR Plan provides limitations on redemption by holders, specifying that no more than 50% of the cumulative number of vested SARs held by an employee could be exercised in any one calendar year.  The SARs expire ten years from the date of issue.  In 2012 and 2011, no SARs were granted to employees.  In 2012 and 2011, 2,000 SARs each were granted to each of the directors with a Stand-Alone Stock Appreciation Rights Agreement.  These SARs vest immediately and have an exercise price of $0.53 and $0.20, respectively.  At December 31, 2012, Katy had 197,000 SARs outstanding at a weighted average exercise price of $4.51.  The 2002 SAR Plan also provides that in the event of a Change in Control of the Company, all outstanding SARs may become fully vested.  In accordance with the 2002 SAR Plan, a “Change in Control” is deemed to have occurred upon any of the following events: 1) a sale of 100 percent of the Company’s outstanding capital stock, as may be outstanding from time to time; 2) a sale of all or substantially all of the Company’s operating subsidiaries or assets; or 3) a transaction or series of transactions in which any third party acquires an equity ownership in the Company greater than that held by KKTY Holding Company, L.L.C. and in which Kohlberg relinquishes its right to nominate a majority of the candidates for election to the Board of Directors.

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

PART IV

Item 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)   1.  Financial Statements

The following financial statements of the Company are set forth in Part II, Item 8, of this Form 10-K:

-	Consolidated Balance Sheets as of December 31, 2012 and 2011
-	Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2012 and 2011
-	Consolidated Statements of Stockholders’ (Deficit) Equity for the years ended December 31, 2012 and 2011
-	Consolidated Statements of Cash Flows for the years ended December 31, 2012 and 2011
-	Notes to Consolidated Financial Statements

2.  Exhibits

The exhibits filed with this report are listed on the “Exhibit Index.”

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 1, 2013	KATY INDUSTRIES, INC.
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of this 1st day of April, 2013.

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
DECEMBER 31, 2012

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
		*
10.20	Stand-Alone Stock Appreciation Rights Agreement (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed September 6, 2006).	*
10.21	Katy Industries, Inc, 2011 Change in Control Plan effective as of March 28, 2011 (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K filed March 31, 2011).	*
10.22	Director Compensation Arrangements	55
10.23	Consent and First Amendment to Loan and Security Agreement dated May 31, 2012 among Continental Commercial Products, LLC, Glit/Gemtex, Ltd., 3254018 Nova Scotia Limited, Katy Industries, Inc. and The PrivateBank and Trust Company (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed June 6, 2012).
21	Subsidiaries of Registrant	56
23	Consent of Independent Registered Public Accounting Firm	57
31.1	CEO Certification pursuant to Securities Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	58
31.2	CFO Certification pursuant to Securities Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	59
32.1	CEO Certification required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	60#
32.2	CFO Certification required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	60#
101
Interactive data files pursuant to Rule 405 of Regulation S-5: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Stockholders’ Equity and Comprehensive Loss, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

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