Form 10-Q
period 2013-03-29
KATY INDUSTRIES INC
filed 2013-05-13
CIK 54681

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 29, 2013

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class	Outstanding at April 26, 2013
Common Stock, $1 Par Value	7,951,176 Shares

KATY INDUSTRIES, INC.
FORM 10-Q
March 29, 2013

Index

PART I  FINANCIAL INFORMATION

Item 1.  Financial Statements

KATY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF MARCH 29, 2013 (UNAUDITED) AND DECEMBER 31, 2012
 (Amounts in Thousands)

ASSETS

	March 29,	December 31,
	2013	2012
CURRENT ASSETS:

Cash	$607	$621
Accounts receivable, net	10,910	9,270
Inventories, net	12,566	12,733
Other current assets	1,666	1,456
Assets held for sale	1,675	1,675

Total current assets	27,424	25,755

OTHER ASSETS:	1,814	1,835

PROPERTY AND EQUIPMENT
Land and improvements	251	251
Buildings and improvements	3,084	3,084
Machinery and equipment	51,873	51,783

	55,208	55,118
Less - Accumulated depreciation	(47,245)	(46,716)

Property and equipment, net	7,963	8,402

Total assets	$37,201	$35,992

See Notes to Condensed Consolidated Financial Statements.

Index

KATY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF MARCH 29, 2013 (UNAUDITED) AND DECEMBER 31, 2012
 (Amounts in Thousands, Except Share Data)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	March 29,	December 31,
	2013	2012
CURRENT LIABILITIES:

Accounts payable	$7,577	$6,172
Book overdraft	268	493
Accrued compensation	2,163	1,423
Accrued expenses	9,395	8,775
Payable to related party	2,375	2,250
Deferred revenue	186	688
Revolving credit agreement	12,273	10,903
Liabilities held for sale	232	-

Total current liabilities	34,469	30,704

DEFERRED REVENUE	465	1,917

OTHER LIABILITIES	5,702	5,964

Total liabilities	40,636	38,585

COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS’ EQUITY
15% Convertible preferred stock, $100 par value; authorized 1,200,000 shares; issued and outstanding 1,131,551 shares; liquidation value $113,155	108,256	108,256
Common stock, $1 par value; authorized 35,000,000 shares; issued 9,822,304 shares	9,822	9,822
Additional paid-in capital	27,110	27,110
Accumulated other comprehensive loss	(2,475)	(2,463)
Accumulated deficit	(124,711)	(123,881)
Treasury stock, at cost, 1,871,128 shares	(21,437)	(21,437)

Total stockholders' equity	(3,435)	(2,593)

Total liabilities and stockholders' equity	$37,201	$35,992

See Notes to Condensed Consolidated Financial Statements.

Index

KATY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE THREE MONTHS ENDED MARCH 29, 2013 AND MARCH 30, 2012
(Amounts in Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended
	March 29,	March 30,
	2013	2012

Net sales	$18,161	$18,365
Cost of goods sold	15,748	15,707
Gross profit	2,413	2,658
Selling, general and administrative expenses	3,385	3,991
Severance, restructuring and related charges	284	-
Operating loss	(1,256)	(1,333)
Interest expense	(170)	(145)
Other, net	34	114

Loss from continuing operations before income tax (expense) benefit	(1,392)	(1,364)
Income tax (expense) benefit from continuing operations	(7)	7

Loss from continuing operations	(1,399)	(1,357)
Income (loss) from operations of discontinued business (net of tax)	569	(903)

Net loss	$(830)	$(2,260)

Net loss	$(830)	$(2,260)

Other comprehensive income
Foreign currency translation	(12)	48
Total comprehensive loss	$(842)	$(2,212)

Loss per share of common stock - Basic and Diluted:
Loss from continuing operations	$(0.17)	$(0.17)
Discontinued operations	0.07	(0.11)
Net loss	$(0.10)	$(0.28)

Weighted average common shares outstanding:
Basic and diluted	7,951	7,951
Diluted	7,951	7,951

See Notes to Condensed Consolidated Financial Statements.

Index

KATY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 29, 2013 AND MARCH 30, 2012
(Amounts in Thousands)
(Unaudited)

	Three Months Ended
	March 29,	March 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(830)	$(2,260)
Income (loss) from discontinued operations	569	(903)
Loss from continuing operations	(1,399)	(1,357)
Depreciation	542	546
Amortization of intangible assets	-	68
Amortization of debt issuance costs	48	40
Stock-based compensation	79	113
	(730)	(590)
Changes in operating assets and liabilities:
Accounts receivable	(1,556)	(730)
Inventories	(973)	(232)
Other assets	(363)	224
Accounts payable	1,507	(266)
Accrued expenses	817	11
Payable to related party	(125)	125
Deferred revenue	(46)	(46)
Other	(278)	(98)
	(1,017)	(1,012)

Net cash used in continuing operations	(1,747)	(1,602)
Net cash provided by (used in) discontinued operations	756	(757)
Net cash used in operating activities	(991)	(2,359)

Cash flows from investing activities:
Capital expenditures	(94)	(259)
Net cash used in continuing operations	(94)	(259)

Cash flows from financing activities:
Net borrowings	1,371	2,994
Decrease in book overdraft	(225)	(520)
Direct costs associated with debt facilities	(19)	-
Net cash provided by (used in) financing activities	1,127	2,474

Effect of exchange rate changes on cash from continuing operations	(40)	7
Effect of exchange rate changes on cash from discontinued operations	(16)	25
Effect of exchange rate changes on cash	(56)	32

Net decrease in cash	(14)	(112)
Cash, beginning of period	621	730
Cash, end of period	$607	$618

See Notes to Condensed Consolidated Financial Statements.

Index

KATY INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

Note 1.	SIGNIFICANT ACCOUNTING POLICIES

Consolidation Policy and Basis of Presentation – The condensed consolidated financial statements include the accounts of Katy Industries, Inc. and subsidiaries in which it has a greater than 50% voting interest or significant influence, collectively “Katy” or the “Company”.  All significant intercompany accounts, profits and transactions have been eliminated in consolidation.  The Condensed Consolidated Balance Sheet at March 29, 2013 and the related Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 29, 2013 and March 30, 2012 and Cash Flows for the three months ended March 29, 2013 and March 30, 2012 have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial condition, results of operations and cash flows of the Company for the interim periods.  Interim results may not be indicative of results to be realized for the entire year.  The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.  The Condensed Consolidated Balance Sheet as of December 31, 2012 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States (“GAAP”).

As discussed in Note 3, on January 24, 2013 the Company announced the closure of the Glit division, on July 24, 2012 the Company announced the closure of the Container division in Norwalk, California, and on September 20, 2012 the Company sold certain assets related to the Gemtex division.  The Company accounted for these divisions as discontinued operations, and accordingly, has reclassified the financial results for all periods presented to reflect them as such.  Unless otherwise noted, discussions in these notes pertain to the Company’s continuing operations.

Fiscal Year – The Company operates and reports using a 4-4-5 fiscal year which always ends on December 31.  As a result, December and January do not typically consist of five and four weeks, respectively.  The three months ended March 29, 2013 and March 30, 2012 consisted of 63 and 65 shipping days, respectively.

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

Inventories – The components of inventories are as follows (amounts in thousands):

	March 29, 2013	December 31, 2012

Raw materials	$5,600	$6,133
Finished goods	12,101	11,708
Inventory reserves	(726)	(871)
LIFO reserve	(4,409)	(4,237)
	$12,566	$12,733

At March 29, 2013 and December 31, 2012, approximately 74% and 65%, respectively, of Katy’s inventories were accounted for using the last-in, first-out (“LIFO”) method of costing, while the remaining inventories were accounted for using the first-in, first-out (“FIFO”) method.  Current cost, as determined using the FIFO method, exceeded LIFO cost by $4.4 and $4.2 million at March 29, 2013 and December 31, 2012, respectively.

Share-Based Payment – Compensation cost recognized during the three months ended March 29, 2013 and March 30, 2012 includes: a) compensation cost for all stock options based on the grant date fair value amortized over the options’ vesting period and b) compensation cost for outstanding stock appreciation rights (“SARs”) as of March 29, 2013 and March 30, 2012 based on the March 29, 2013 and March 30, 2012 fair value, respectively.  The Company re-measures the fair value of SARs each reporting period until the award is settled and compensation expense is recognized each reporting period for changes in fair value and vesting.

Index

Compensation expense is included in selling, general and administrative expense in the Condensed Consolidated Statements of Operations.  The components of compensation expense are as follows (amounts in thousands):

	Three Months Ended
	March 29, 2013	March 30, 2012

Stock appreciation right expense	$79	$113

The fair value of stock options are estimated at the date of grant using a Black-Scholes option pricing model.  As the Company does not have sufficient historical exercise data to provide a basis for estimating the expected term, the Company uses the simplified method for estimating the expected term by averaging the minimum and maximum lives expected for each award.  In addition, the Company estimated volatility by considering its historical stock volatility over a term comparable to the remaining expected life of each award.  The risk-free interest rate is the current yield available on U.S. treasury issues with a remaining term equal to each award.  The Company estimates forfeitures using historical results.  Its estimates of forfeitures will be adjusted over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from their estimate.  There were no stock options granted during the three months ended March 29, 2013 or March 30, 2012.

The fair value of SARs, a liability award, was estimated at March 29, 2013 and March 30, 2012 using a Black-Scholes option pricing model.  The Company estimated the expected term by averaging the minimum and maximum lives expected for each award.  In addition, the Company estimated volatility by considering its historical stock volatility over a term comparable to the remaining expected life of each award.  The risk-free interest rate was the current yield available on U.S. treasury issues with a remaining term equal to each award.  The Company estimates forfeitures using historical results.  Its estimates of forfeitures will be adjusted over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from their estimate.  The assumptions for expected term, volatility and risk-free rate are presented in the table below:

	March 29, 2013	March 30, 2012

Expected term (years)	0.9 - 4.6	0.7 - 4.6
Volatility	290.0% - 348.6%	275.0% - 546.4%
Risk-free interest rate	0.1% - 0.7%	0.1% - 0.9%

Accumulated Comprehensive Loss – The components of accumulated other comprehensive loss are foreign currency translation adjustments and pension and other postretirement benefits adjustments.  The balance of foreign currency translation adjustments was $0.5 million at March 29, 2013 and December 31, 2012.  The balance of pension and other postretirement benefits adjustments was $1.9 million at March 29, 2013 and December 31, 2012.

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

Recently Adopted Accounting Standards – In July 2012, the FASB issued guidance concerning the testing of indefinite-lived intangible assets for impairment. This guidance gives an entity the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with Codification Subtopic 350-30, Intangibles-Goodwill and Other, General Intangibles Other than Goodwill.  Under the guidance, an entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period. The amendments in this Accounting Standards Update (ASU) are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The Company does not believe the amendments in this ASU will have a material impact of the consolidated financial statements.

Note 3.	DISCONTINUED OPERATIONS

On January 24, 2013, the Company announced the closure of the Glit division of Continental Commercial Products, LLC. The Company ceased the majority of the operations of the division in the first quarter of 2013.  In addition, the Company entered into agreements to sell certain assets related to the Glit division in the first quarter of 2013. The Company will use the net proceeds from the sale of assets to settle the outstanding operating liabilities related to the division, pay off the outstanding borrowing related to the CapEx Sublimit (see Note 4), and reduce the outstanding balance under the PB Loan Agreement (as defined in Note 4 below).

On July 24, 2012, the Company announced the closure of the Container division of CCP. The Company sold certain assets related to the Container division for $0.6 million.

On September 20, 2012, the Company sold certain assets related to the Gemtex division to 2340258 Ontario, Inc. (the “Buyer”), a corporation incorporated under the laws of the Province of Ontario, for $1.0 million, $0.7 million of which will be payable in 48 monthly installments subject to certain prepayment requirements in connection with the generation of excess cash by the Buyer.  The Company used the net proceeds from the transaction to reduce its outstanding balance under the PB Loan Agreement (see Note 4).

The closure of the Glit and Container divisions and the sale of the Gemtex division met the criteria for classification as discontinued operations in accordance with GAAP; therefore, the Company has classified the results of the Glit, Container and Gemtex divisions as discontinued operations for all periods presented. The assets sold as part of the Glit, Container and Gemtex divisions have been recorded as assets held for sale and liabilities held for sale at March 29, 2013 and December 31, 2012. Selected financial data for discontinued operations is summarized as follows (amounts in thousands):

	For the Three Months Ended
	March 29, 2013
	Total	Container Division	Gemtex Division	Glit Division

Net sales	$6,960	$-	$-	$6,960

Operating income (loss) - net of tax	$569	$(248)	$-	$817

	For the Three Months Ended
	March 30, 2012
	Total	Container Division	Gemtex Division	Glit Division

Net sales	$9,305	$2,822	$1,503	$4,980

Operating loss - net of tax	$(903)	$(114)	$(207)	$(582)

The Company recognized deferred revenue of $1.9 million and $0.1 million in the three months ended March 29, 2013 and the three months ended March 30, 2012, respectively. The recognition of deferred revenue is included in net sales for the Glit Division.

The components of assets and liabilities held for sale as of March 29, 2013 and December 31, 2012 are as follows (amounts in thousands):

Index

	March 29,	December 31,
	2013	2012
Assets
Property and equipment, net	$1,300	$1,300
Intangibles	375	375
	$1,675	$1,675

Liabilities
Accrued Expenses	$232	$-

Note 4.	INDEBTEDNESS

On October 4, 2011, CCP, Glit/Gemtex, Ltd. and 3254018 Nova Scotia Limited (collectively, the “Borrowers”), wholly-owned subsidiaries of the Company, entered into a Loan and Security Agreement (as amended, the “PB Loan Agreement”) with the PrivateBank and Trust Company (“PrivateBank”).  On May 31, 2012, the PB Loan Agreement was amended (the “First Amendment”) to provide additional flexibility under the financial covenants by replacing the minimum fixed charge ratio covenant for the period of April 27, 2012 to October 26, 2012, with a minimum earnings before interest, taxes, depreciation and amortization covenant and reduced the borrowing availability by $1 million. In addition, the Company and PrivateBank agreed to certain specified transactions, which could include the sale or disposition of certain assets. The PB Loan Agreement was amended a second time on August 17, 2012 to modify the definition of earnings before interest, taxes, depreciation and amortization. In conjunction with the announced closure of the Glit division (see note 3), the PB Loan Agreement was amended a third time (the “Third Amendment”) on February 18, 2013.  The Third Amendment reduced the revolving credit facility from $20 million to $16 million on February 18, 2013 and from $16 million to $15 million on March 15, 2013, which correlates to the current size of the Company.  In addition, the Third Amendment established a new fixed charge ratio covenant.

The PB Loan Agreement, as amended, is a $15.0 million revolving credit facility, including a $3.0 million sub-limit for letters of credit. From October 4, 2011 to May 31, 2012 the PB Loan Agreement included a $2.5 million sub-limit for capital expenditures (“CapEx Sublimit”). The proceeds of the Borrowers’ initial borrowing under the PB Loan Agreement were used to repay the Revolving Credit, Term Loan and Security Agreement, as amended (“PNC Credit Agreement”), with PNC Bank, National Association (“PNC Bank”) and pay fees and expenses associated with the negotiation and consummation of the credit facility.  All extensions of credit under the PB Loan Agreement are collateralized by a first priority security interest in and lien upon substantially all present and future assets and properties of the Company and the Borrowers.  The Company guarantees the obligations of the Borrowers under the PB Loan Agreement.  There was $12.3 million and $10.9 million outstanding under the PB Loan Agreement as of March 29, 2013 and December 31, 2012, respectively.

The PB Loan Agreement has an expiration date of September 29, 2014 and its borrowing base is determined by eligible inventory and accounts receivable, amounting to $17.5 million at March 29, 2013.  The Company’s borrowing base under the PB Loan Agreement is reduced by the outstanding amount of standby and commercial letters of credit and any outstanding borrowings under the CapEx Sublimit.  There were $0.2 million in outstanding borrowings under the CapEx Sublimit as of March 29, 2013 and December 31, 2012. Currently, the Company’s largest letters of credit relate to its casualty insurance programs.  The PB Loan Agreement requires the Company to have a minimum level of availability such that eligible collateral must exceed the sum of its outstanding borrowings and letters of credit by $1.3 million. Total outstanding letters of credit were $1.8 million at March 29, 2013.

Borrowings under the PB Loan Agreement bear interest at a per annum rate equal to the sum of the Prime Rate Revolving Loans Applicable Margin plus the Prime Rate (each as defined in the PB Loan Agreement), or at a per annum rate equal to the sum of the LIBOR Rate Revolving Loans Applicable Margin plus the LIBOR Rate (each as defined in the PB Loan Agreement) or an aggregate of 4.75% and 4.25% at March 29, 2013 and December 31, 2012, respectively.  An unused commitment fee of 50 basis points per annum is payable monthly on the average unused amount of the PB Loan Agreement.

The PB Loan Agreement includes a financial covenant regarding fixed charge coverage ratio.  The Company was in compliance with this financial covenant at March 29, 2013.

All of the debt under the PB Loan Agreement is re-priced to current rates at frequent intervals.  Therefore, its fair value approximates its carrying value at March 29, 2013.  For the three months ended March 29, 2013 and March 30, 2012, the Company had amortization of debt issuance costs, included within interest expense, of $48,000 and $40,000, respectively.

Index

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

Information regarding the Company’s net periodic benefit cost for pension and other postretirement benefit plans for the three months ended March 29, 2013 and March 30, 2012 is as follows (amounts in thousands):

	Pension Benefits		Other Benefits
	Three Months Ended		Three Months Ended
	March 29,	March 30,	March 29,	March 30,
	2013	2012	2013	2012
Components of net periodic benefit cost:
Interest cost	$14	$17	$26	$32
Expected return on plan assets	(14)	(16)	-	-
Amortization of net loss	12	12	15	-
Net periodic benefit cost	$12	$13	$41	$32

During the three months ended March 29, 2013, the Company made contributions to the pension plans of $19,000.  The Company expects to contribute an additional $57,000 to the pension plans throughout the remainder of 2013.  The Company uses a December 31 measurement date for its pension and other postretirement benefit plans.  The fair value of plan assets was determined by using quoted prices in active markets for identical assets (Level 1 inputs per the fair value hierarchy).

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

Index

The following table summarizes stock option activity under each of the Company’s applicable plans:

Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Options	Price	Life	(in thousands)

Outstanding at December 31, 2012	18,000	$4.64

Granted	-	$-
Exercised	-	$-
Expired	-	$-
Cancelled	-	$-

Outstanding at March 29, 2013	18,000	$4.64	1.2 years	$-

Vested and Exercisable at March 29, 2013	18,000	$4.64	1.2 years	$-

The following table summarizes SARs activity under each of the Company’s applicable plans:

SARs

Non-Vested at December 31, 2012	3,334

Granted	-
Vested	(3,334)
Cancelled	-

Non-Vested at March 29, 2013	-

Total Outstanding at March 29, 2013	192,000

At March 29, 2013 and December 31, 2012, the aggregate liability related to SARs was $112,000 and $33,000, respectively, and is included in accrued expenses in the Condensed Consolidated Balance Sheets.

Note 7.	INCOME TAXES

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, various states and foreign jurisdictions.  The Company and its subsidiaries are generally no longer subject to U.S. federal, state and local examinations by tax authorities for years before 2008.

As of March 29, 2013 and December 31, 2012, the Company had deferred tax assets, net of deferred tax liabilities, of $81.7 million.  Domestic net operating loss (“NOL”) carry forwards comprised $58.2 million of the deferred tax assets for both periods.  Katy’s history of operating losses in many of its taxing jurisdictions provides significant negative evidence with respect to the Company’s ability to generate future taxable income.  As a result, valuation allowances have been recorded as of such dates for the full amount of deferred tax assets, net of the amount of deferred tax liabilities.

Accounting for Uncertainty in Income Taxes

Included in the balances at each of March 29, 2013 and December 31, 2012 are $0.1 million of liabilities for unrecognized tax benefits.  Because of the impact of deferred tax accounting, other than interest and penalties, the recognition of these liabilities would not affect the annual effective tax rate.

The Company recognizes interest and penalties accrued related to the unrecognized tax benefits in the income tax provision.  The Company had approximately $25,000 of interest and penalties accrued at each of March 29, 2013 and December 31, 2012.

Index

Note 8.	RELATED PARTY TRANSACTIONS

Kohlberg & Co., L.L.C., whose affiliate holds all 1,131,551 shares of the Company’s Convertible Preferred Stock, provides ongoing management oversight and advisory services to the Company.  At March 29, 2013 and December 31, 2012, the Company owed Kohlberg $2.4 million and $2.3 million, respectively, for these services, which is recorded in current liabilities on the Condensed Consolidated Balance Sheets.  The Company incurs expense of $0.5 million per year for these services.  For each of the three months ended March 29, 2013 and March 30, 2012, $0.1 million is recorded in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations for these services.

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

In the first quarter of 2013 the Company restructured the shared services functions   These changes are reflective of the Company’s efforts to implement a more profitable and efficient business model.

A summary of charges is as follows:

Three Months Ended
March 29, 2013

One-time termination benefits	$284

Index

A rollforward of restructuring liabilities from December 31, 2012 is as follows:

One-time
Termination
Benefits
Restructuring liabilities at December 31, 2012	$-
Additions	284
Payments	(86)
Other	-
Restructuring liabilities at March 29, 2013	$198

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report and the information incorporated by reference in this report contain various “forward-looking statements” as defined in Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act of 1934, as amended.  The forward-looking statements are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management.  We have based these forward-looking statements on current expectations and projections about future events and trends affecting the financial condition of our business. Additional information concerning these and other risks and uncertainties is included in Item 1A under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012.  Words and phrases such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “projects,” “may,” “should,” “will,”  “continue,” “is subject to,” and the like are intended to identify forward-looking statements.  The results referred to in forward-looking statements may differ materially from actual results because they involve estimates, assumptions and uncertainties.  Forward-looking statements included herein are as of the date hereof and we undertake no obligation to revise or update such statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.  All forward-looking statements should be viewed with caution.  These forward-looking statements are subject to risks and uncertainties that may lead to results that differ materially from those expressed in any forward-looking statement made by us or on our behalf, including, among other things:

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

Index

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

RESULTS OF OPERATIONS

Three Months Ended March 29, 2013 versus Three Months Ended March 30, 2012

Net sales decreased 1.1% from $18.4 million during the three months ended March 30, 2012 to $18.2 million during the three months ended March 29, 2013.  The decrease was a result of two less shipping days during the three months ended March 29, 2013 as compared to the three months ended March 30, 2012. There was volume shortfall in our Wilen business unit which was offset by a volume increase in our Continental business unit for the three months ended March 29, 2013 as compared to the three months ended March 30, 2012. Changes in net sales resulting from pricing and currency translation were nominal.  Gross margin was 13.3% for the three months ended March 29, 2013, a decrease of one percentage point from the same period a year ago.  The decrease was primarily a result of lower margins on the sales mix. As a result, our gross profit decreased $0.2 million from $2.6 million to $2.4 million.

Selling, general and administrative (“SG&A”) expenses were $3.4 million for the three months ended March 29, 2013, a $0.6 million decrease from the same period a year ago.  The decrease was primarily due to one-time asset impairments for the three months ended March 30, 2012 and lower legal costs for the three months ended March 29, 2013.

Operating loss was flat at $1.3 million for the three months ended March 30, 2012 and for the three months ended March 29, 2013.

Interest expense increased by $25,000 during the three months ended March 29, 2013 as compared to the three months ended March 30, 2012 as a result of higher interest rates and average borrowings under the PB Loan Agreement (as defined below) for the three months ended March 29, 2013.

Loss from continuing operations remained stable for the three months ended March 29, 2013 and March 30, 2012, decreasing by $28,000 to $1.4 million for the three months ended March 29, 2013.

With the announced closure of the Glit division on January 24, 2013, the closure of the Container division on September 20, 2012 and the sale of the Gemtex division on September 20, 2012, all activity associated with these divisions has been classified as discontinued operations.  Income from operations for these divisions was $0.6 million for the three months ended March 29, 2013 and a loss of $0.9 million for the three months ended March 30, 2012. Income from operations include the Glit Division’s recognition of $1.9 million and $0.1 million of deferred revenue for the three months ended March 29, 2013 and March 30, 2012.

Overall, we reported a net loss of $0.8 million, or $0.10 per share, for the first quarter of 2013, as compared to a net loss of $2.3 million, or $0.28 per share, for the first quarter of 2012.

LIQUIDITY AND CAPITAL RESOURCES

We require funding for working capital needs and capital expenditures.  We believe that our cash flow from operations and the use of available borrowings under the PB Loan Agreement (as defined below) provide sufficient liquidity for our operations going forward.  As of March 29, 2013, we had cash of $0.6 million and outstanding checks of $0.3 million as compared to cash of $0.6 million and outstanding checks of $0.5 million at December 31, 2012.  As of March 29, 2013, we had outstanding borrowings of $12.3 million under the PB Loan Agreement.  Our unused borrowing availability at March 29, 2013 under the PB Loan Agreement was $0.6 million.  As of December 31, 2012, we had outstanding borrowings of $10.9 million with unused borrowing availability of $0.3 million.

Index

PB Loan Agreement

On October 4, 2011, CCP, Glit/Gemtex, Ltd. and 3254018 Nova Scotia Limited (collectively, the “Borrowers”), wholly-owned subsidiaries of the Company, entered into a Loan and Security Agreement (as amended, the “PB Loan Agreement”) with the PrivateBank and Trust Company (“PrivateBank”).  On May 31, 2012, the PB Loan Agreement was amended (the “First Amendment”) to provide additional flexibility under the financial covenants by replacing the minimum fixed charge ratio covenant for the period of April 27, 2012 to October 26, 2012, with a minimum earnings before interest, taxes, depreciation and amortization covenant and reduced the borrowing availability by $1 million. In addition, the Company and PrivateBank agreed to certain specified transactions, which could include the sale or disposition of certain assets. The PB Loan Agreement was amended a second time on August 17, 2012 to modify the definition of earnings before interest, taxes, depreciation and amortization. In conjunction with the announced closure of the Glit division (see note 3), the PB Loan Agreement was amended a third time (the “Third Amendment”) on February 18, 2013.  The Third Amendment reduced the revolving credit facility from $20 million to $16 million on February 18, 2013 and from $16 million to $15 million on March 15, 2013, which correlates to the current size of the Company.  In addition, the Third Amendment established a new fixed charge ratio covenant.

The PB Loan Agreement, as amended, is a $15.0 million revolving credit facility, including a $3.0 million sub-limit for letters of credit. From October 4, 2011 to May 31, 2012 the PB Loan Agreement included a $2.5 million sub-limit for capital expenditures (“CapEx Sublimit”). The proceeds of the Borrowers’ initial borrowing under the PB Loan Agreement were used to repay the Revolving Credit, Term Loan and Security Agreement, as amended (“PNC Credit Agreement”), with PNC Bank, National Association (“PNC Bank”) and pay fees and expenses associated with the negotiation and consummation of the credit facility.  All extensions of credit under the PB Loan Agreement are collateralized by a first priority security interest in and lien upon substantially all present and future assets and properties of the Company and the Borrowers.  The Company guarantees the obligations of the Borrowers under the PB Loan Agreement.  There was $12.3 million and $10.9 million outstanding under the PB Loan Agreement as of March 29, 2013 and December 31, 2012, respectively.

The PB Loan Agreement has an expiration date of September 29, 2014 and its borrowing base is determined by eligible inventory and accounts receivable, amounting to $17.5 million at March 29, 2013.  The Company’s borrowing base under the PB Loan Agreement is reduced by the outstanding amount of standby and commercial letters of credit and any outstanding borrowings under the CapEx Sublimit.  There were $0.2 million in outstanding borrowings under the CapEx Sublimit as of March 29, 2013 and December 31, 2012. Currently, the Company’s largest letters of credit relate to its casualty insurance programs.  The PB Loan Agreement requires the Company to have a minimum level of availability such that eligible collateral must exceed the sum of its outstanding borrowings and letters of credit by $1.3 million. Total outstanding letters of credit were $1.8 million at March 29, 2013.

Borrowings under the PB Loan Agreement bear interest at a per annum rate equal to the sum of the Prime Rate Revolving Loans Applicable Margin plus the Prime Rate (each as defined in the PB Loan Agreement), or at a per annum rate equal to the sum of the LIBOR Rate Revolving Loans Applicable Margin plus the LIBOR Rate (each as defined in the PB Loan Agreement) or an aggregate of 4.75% and 4.25% at March 29, 2013 and December 31, 2012, respectively.  An unused commitment fee of 50 basis points per annum is payable monthly on the average unused amount of the PB Loan Agreement.

The PB Loan Agreement includes a financial covenant regarding fixed charge coverage ratio.  The Company was in compliance with this financial covenant at March 29, 2013.

All of the debt under the PB Loan Agreement is re-priced to current rates at frequent intervals.  Therefore, its fair value approximates its carrying value at March 29, 2013.  For the three months ended March 29, 2013 and March 30, 2012, the Company had amortization of debt issuance costs, included within interest expense, of $48,000 and $40,000, respectively.

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

Index

Cash Flows

Cash used in operating activities before changes in operating assets and liabilities was $0.7 million in the first quarter of 2013 as compared to $0.6 million in the same period of 2012.  Changes in operating assets and liabilities used $1.0 million in the first quarter of 2013 and in the same period of 2012.

Cash flows provided by financing activities in the first quarter of 2013 reflect a $1.4 million increase in our debt levels and a $0.2 million decrease in our book overdraft since December 31, 2012.

OFF-BALANCE SHEET ARRANGEMENTS

As of March 29, 2013, the Company had no off-balance sheet arrangements.

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

CRITICAL ACCOUNTING POLICIES

We disclosed details regarding certain of our critical accounting policies in the Management’s Discussion and Analysis section of our Annual Report on Form 10-K for the year ended December 31, 2012 (Part II, Item 7).  There have been no changes to these policies as of March 29, 2013.

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

Changes in Internal Control over Financial Reporting

There have been no changes in Katy’s internal control over financial reporting during the quarter ended March 29, 2013 that have materially affected, or are reasonably likely to materially affect, Katy’s internal control over financial reporting.

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
10.1
Waiver and Third Amendment to Loan and Security Agreement dated February 18, 2013 among Continential Commercial Products, LLC, Glit/Gemtex, LTD., 3254018 Nova Scotia Limited, Katy Industries, Inc. and The PrivateBank and Trust Company.

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

KATY INDUSTRIES, INC.
Registrant

DATE: May 13, 2013	By	/s/ David J. Feldman
David J. Feldman
President and Chief Executive Officer

	By	/s/ James W. Shaffer
James W. Shaffer
Vice President, Treasurer and Chief Financial Officer