Form 10-Q
period 2013-06-28
KATY INDUSTRIES INC
filed 2013-08-12
CIK 54681

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  June 28, 2013

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class	Outstanding at July 26, 2013
Common Stock, $1 Par Value	7,951,176 Shares

KATY INDUSTRIES, INC.
FORM 10-Q
June 28, 2013

INDEX

			Page
PART I	FINANCIAL INFORMATION

	Item 1.	Financial Statements:

		Condensed Consolidated Balance Sheets June 28, 2013 (unaudited) and December 31, 2012	3,4

		Condensed Consolidated Statements of Operations and Comprehensive Income For the Three and Six Months Ended June 28, 2013 and June 29, 2012 (unaudited)	5

		Condensed Consolidated Statements of Cash Flows For the Six Months Ended June 28, 2013 and June 29, 2012 (unaudited)	6

		Notes to Condensed Consolidated Financial Statements (unaudited)	7

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	16

	Item 4.	Controls and Procedures	20

PART II	OTHER INFORMATION		21

	Item 1.	Legal Proceedings	21

	Item 1A.	Risk Factors	21

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21

	Item 3.	Defaults Upon Senior Securities	21

	Item 4.	Mine Safety Disclosures	21

	Item 5.	Other Information	21

	Item 6.	Exhibits	21

	Signatures		22

	Certifications		23-26

Index
PART I  FINANCIAL INFORMATION

Item 1.  Financial Statements

KATY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF JUNE 28, 2013 (UNAUDITED) AND DECEMBER 31, 2012
 (Amounts in Thousands)

ASSETS

	June 28,	December 31,
	2013	2012
CURRENT ASSETS:

Cash	$519	$621
Accounts receivable, net	10,045	9,270
Inventories, net	12,644	12,733
Other current assets	985	1,456
Assets held for sale	201	1,675

Total current assets	24,394	25,755

OTHER ASSETS:	1,542	1,835

PROPERTY AND EQUIPMENT
Land and improvements	251	251
Buildings and improvements	3,084	3,084
Machinery and equipment	51,943	51,783

	55,278	55,118
Less - Accumulated depreciation	(47,748)	(46,716)

Property and equipment, net	7,530	8,402

Total assets	$33,466	$35,992

See Notes to Condensed Consolidated Financial Statements.

Index
KATY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF JUNE 28, 2013 (UNAUDITED) AND DECEMBER 31, 2012
 (Amounts in Thousands, Except Share Data)

LIABILITIES AND STOCKHOLDERS' EQUITY

	June 28,	December 31,
	2013	2012
CURRENT LIABILITIES:

Accounts payable	$7,345	$6,172
Book overdraft	375	493
Accrued compensation	1,547	1,423
Accrued expenses	8,394	8,775
Payable to related party	2,500	2,250
Deferred revenue	186	688
Revolving credit agreement	10,391	10,903

Total current liabilities	30,738	30,704

DEFERRED REVENUE	413	1,917

OTHER LIABILITIES	5,610	5,964

Total liabilities	36,761	38,585

COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS' EQUITY
15% Convertible preferred stock, $100 par value; authorized 1,200,000 shares; issued and outstanding 1,131,551 shares; liquidation value $113,155	108,256	108,256
Common stock, $1 par value; authorized 35,000,000 shares; issued 9,822,304 shares	9,822	9,822
Additional paid-in capital	27,110	27,110
Accumulated other comprehensive loss	(2,474)	(2,463)
Accumulated deficit	(124,572)	(123,881)
Treasury stock, at cost, 1,871,128 shares	(21,437)	(21,437)

Total stockholders' equity	(3,295)	(2,593)

Total liabilities and stockholders' equity	$33,466	$35,992

See Notes to Condensed Consolidated Financial Statements.

Index
KATY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 28, 2013 AND JUNE 29, 2012
(Amounts in Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
	2013	2012	2013	2012

Net sales	$20,804	$21,395	$38,965	$39,760
Cost of goods sold	17,370	17,926	33,118	33,633
Gross profit	3,434	3,469	5,847	6,127
Selling, general and administrative expenses	2,900	3,852	6,285	7,843
Severance, restructuring and related charges	37	-	321	-
Operating income (loss)	497	(383)	(759)	(1,716)
Interest expense	(206)	(181)	(376)	(326)
Other, net	37	103	71	217

Income (loss) from continuing operations before income tax benefit (expense)	328	(461)	(1,064)	(1,825)
Income tax (expense) benefit from continuing operations	(6)	(6)	(13)	1

Income (loss) from continuing operations	322	(467)	(1,077)	(1,824)
(Loss) income from operations of discontinued business (net of tax)	(182)	(574)	387	(1,477)

Net income (loss)	$140	$(1,041)	$(690)	$(3,301)

Net income (loss)	$140	$(1,041)	$(690)	$(3,301)
Other comprehensive income (loss)
Foreign currency translation	1	(54)	(11)	(6)
Total comprehensive income (loss)	$141	$(1,095)	$(701)	$(3,307)

Income (loss) per share of common stock - Basic:
Income (loss) from continuing operations	$0.04	$(0.06)	$(0.14)	$(0.23)
Discontinued operations	(0.02)	(0.07)	0.05	(0.19)
Net income (loss)	$0.02	$(0.13)	$(0.09)	$(0.42)

Income (loss) per share of common stock - Diluted:
Income (loss) from continuing operations	$0.01	$(0.06)	$(0.14)	$(0.23)
Discontinued operations	(0.01)	(0.07)	0.05	(0.19)
Net income (loss)	$0.00	$(0.13)	$(0.09)	$(0.42)

Weighted average common shares outstanding:
Basic	7,951	7,951	7,951	7,951
Diluted	26,810	7,951	7,951	7,951

See Notes to Condensed Consolidated Financial Statements.

Index
KATY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 28, 2013 AND JUNE 29, 2012
(Amounts in Thousands)
(Unaudited)

	June 28,	June 29,
	2013	2012
Cash flows from operating activities:
Net loss	$(690)	$(3,301)
Income (loss) from discontinued operations	387	(1,477)
Loss from continuing operations	(1,077)	(1,824)
Depreciation	1,084	1,141
Amortization of intangible assets	-	131
Amortization of debt issuance costs	102	89
Stock-based compensation	19	117
	128	(346)
Changes in operating assets and liabilities:
Accounts receivable	(2,566)	(1,885)
Inventories	(1,994)	1,454
Other assets	436	1,406
Accounts payable	2,026	(1,063)
Accrued expenses	365	544
Payable to related party	250	250
Deferred revenue	(98)	(88)
Other	(377)	(163)
	(1,958)	455

Net cash (used in) provided by continuing operations	(1,830)	109
Net cash provided by (used in) discontinued operations	866	(341)
Net cash used in operating activities	(964)	(232)

Cash flows from investing activities:
Capital expenditures	(193)	(398)
Net cash used in continuing operations	(193)	(398)
Net cash provided by discontinued operations	1,786	-
Net cash provided by (used in) investing activities	1,593	(398)

Cash flows from financing activities:
Net borrowings	(512)	1,006
Decrease in book overdraft	(118)	(213)
Net cash (used in) provided by financing activities	(630)	793

Effect of exchange rate changes on cash from continuing operations	(76)	(22)
Effect of exchange rate changes on cash from discontinued operations	(25)	(5)
Effect of exchange rate changes on cash	(101)	(27)

Net (decrease) increase in cash	(102)	136
Cash, beginning of period	621	730
Cash, end of period	$519	$866

See Notes to Condensed Consolidated Financial Statements.

Index
KATY INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

Note 1.  SIGNIFICANT ACCOUNTING POLICIES

Consolidation Policy and Basis of Presentation – The condensed consolidated financial statements include the accounts of Katy Industries, Inc. and subsidiaries in which it has a greater than 50% voting interest or significant influence, collectively "Katy" or the "Company".  All significant intercompany accounts, profits and transactions have been eliminated in consolidation.  The Condensed Consolidated Balance Sheet at June 28, 2013 and the related Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 28, 2013 and June 29, 2012 and Cash Flows for the six months ended June 28, 2013 and June 29, 2012 have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial condition, results of operations and comprehensive income and cash flows of the Company for the interim periods.  Interim results may not be indicative of results to be realized for the entire year.  The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2012.  The Condensed Consolidated Balance Sheet as of December 31, 2012 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States ("GAAP").

As discussed in Note 3, on January 24, 2013 the Company announced the closure of the Glit division, on July 24, 2012 the Company announced the closure of the Container division in Norwalk, California, and on September 20, 2012 the Company sold certain assets related to the Gemtex division.  The Company accounted for these divisions as discontinued operations, and accordingly, has reclassified the financial results for all periods presented to reflect them as such.  Unless otherwise noted, discussions in these notes pertain to the Company's continuing operations.

Fiscal Year – The Company operates and reports using a 4-4-5 fiscal year which always ends on December 31.  As a result, December and January do not typically consist of five and four weeks, respectively.  The three months ended June 28, 2013 and June 29, 2012 consisted of 64 and 63 shipping days, respectively.  The six months ended June 28, 2013 and June 29, 2012 consisted of 126 and 127 shipping days, respectively.

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

Inventories – The components of inventories are as follows (amounts in thousands):

	June 28,	December 31,
	2013	2012

Raw materials	$5,970	$6,133
Finished goods	11,611	11,708
Inventory reserves	(510)	(871)
LIFO reserve	(4,427)	(4,237)
	$12,644	$12,733

At June 28, 2013 and December 31, 2012, approximately 79% and 65%, respectively, of Katy's inventories were accounted for using the last-in, first-out ("LIFO") method of costing, while the remaining inventories were accounted for using the first-in, first-out ("FIFO") method.  Current cost, as determined using the FIFO method, exceeded LIFO cost by $4.4 million and $4.2 million at June 28, 2013 and December 31, 2012, respectively.

Share-Based Payment – Compensation cost recognized during the three and six months ended June 28, 2013 and June 29, 2012 includes: a) compensation cost for all stock options based on the grant date fair value amortized over the options' vesting period and b) compensation cost for outstanding stock appreciation rights ("SARs") as of June 28, 2013 and June 29, 2012 based on the June 28, 2013 and June 29, 2012 fair value, respectively.  The Company re-measures the fair value of SARs each reporting period until the award is settled and compensation expense is recognized each reporting period for changes in fair value and vesting.

Index
Compensation (income) expense is included in selling, general and administrative expense in the Condensed Consolidated Statements of Operations and Comprehensive Income.  The components of compensation (income) expense are as follows (amounts in thousands):

	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
	2013	2012	2013	2012

Stock appreciation right (income) expense	$(60)	$4	$19	$117

The fair value of stock options is estimated at the date of grant using a Black-Scholes option pricing model.  As the Company does not have sufficient historical exercise data to provide a basis for estimating the expected term, the Company uses the simplified method for estimating the expected term by averaging the minimum and maximum lives expected for each award.  In addition, the Company estimated volatility by considering its historical stock volatility over a term comparable to the remaining expected life of each award.  The risk-free interest rate is the current yield available on U.S. treasury issues with a remaining term equal to each award.  The Company estimates forfeitures using historical results.  Its estimates of forfeitures will be adjusted over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from their estimate.  There were no stock options granted during the three and six months ended June 28, 2013 and June 29, 2012.

The fair value of SARs, a liability award, was estimated at June 28, 2013 and June 29, 2012 using a Black-Scholes option pricing model.  The Company estimated the expected term by averaging the minimum and maximum lives expected for each award.  In addition, the Company estimated volatility by considering its historical stock volatility over a term comparable to the remaining expected life of each award.  The risk-free interest rate is the current yield available on U.S. treasury issues with a remaining term equal to each award.  The Company estimates forfeitures using historical results.  Its estimates of forfeitures will be adjusted over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from their estimate.  The assumptions for expected term, volatility and risk-free rate are presented in the table below:

	June 28, 2013	June 29, 2012

Expected term (years)	0.64- 5.0	0.4 - 5.0
Volatility	238.2% - 353.2%	284.8% - 559.0%
Risk-free interest rate	0.1% - 1.4%	0.1% - 0.7%

Accumulated Other Comprehensive Loss – The components of accumulated other comprehensive loss are foreign currency translation adjustments and pension and other postretirement benefits adjustments.  The balance of foreign currency translation adjustments was $0.5 million at June 28, 2013 and December 31, 2012.  The balance of pension and other postretirement benefits adjustments was $1.9 million at June 28, 2013 and December 31, 2012.

Segment Reporting – Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief decision maker or group in deciding how to allocate resources and in assessing performance.  The Company's chief decision maker reviews the results of operations and requests for capital expenditures based on one industry segment: manufacturing, importing and distributing commercial cleaning and storage products.  The Company's entire revenue is generated through this segment.

Note 2.  NEW ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Standards – In July 2012, the FASB issued guidance concerning the testing of indefinite-lived intangible assets for impairment. This guidance gives an entity the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with Codification Subtopic 350-30, Intangibles-Goodwill and Other, General Intangibles Other than Goodwill.  Under the guidance, an entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period. The amendments in this Accounting Standards Update (ASU) are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The amendments in this ASU do not have a material impact of the consolidated financial statements.

Index

In March of 2013, the Financial Accounting Standards Board ("FASB") issued amended guidance that resolves the diversity in practice for the accounting for the cumulative translation adjustment upon derecognition of certain subsidiaries or groups of assets within a foreign entity. The amended guidance requires that when a parent entity ceases to have a controlling financial interest in a subsidiary or group of assets within a foreign entity, the parent is required to release any related cumulative translation adjustment into net income in instances when a sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. Additionally, the amended guidance clarifies that the sale of an investment in a foreign entity includes both (1) events that result in the loss of a controlling financial interest in a foreign entity and (2) events that result in an acquirer obtaining control of an acquiree in which it held an equity interest immediately before the acquisition date. In these instances, an entity is required to release the cumulative translation adjustment into net income. We will adopt the FASB's amended guidance during the three months ended March 31, 2014. We do not expect the adoption of the guidance to have a significant impact on our financial position, results of operations or cash flows.

Note 3.  DISCONTINUED OPERATIONS

On January 24, 2013, the Company announced the closure of the Glit division of Continental Commercial Products, LLC. The Company ceased the majority of the operations of the division in the first quarter of 2013.  In addition, the Company sold certain assets related to the Glit division in the second quarter of 2013. The Company used  the net proceeds from the sale of assets to settle the outstanding operating liabilities related to the division, pay off the outstanding borrowing related to the CapEx Sublimit (see Note 4), and reduce the outstanding balance under the PB Loan Agreement (as defined in Note 4 below).

On July 24, 2012, the Company announced the closure of the Container division of CCP. The Company sold certain assets related to the Container division for $0.6 million. The Company used the net proceeds from the transaction to reduce its outstanding balance under the PB Loan Agreement (see Note 4).

On September 20, 2012, the Company sold certain assets related to the Gemtex division to 2340258 Ontario, Inc. (the "Buyer"), a corporation incorporated under the laws of the Province of Ontario, for $1.0 million, $0.7 million of which will be payable in 48 monthly installments subject to certain prepayment requirements in connection with the generation of excess cash by the Buyer.  The Company used the net proceeds from the transaction to reduce its outstanding balance under the PB Loan Agreement (see Note 4).

The closure of the Glit and Container divisions and the sale of the Gemtex division met the criteria for classification as discontinued operations in accordance with GAAP; therefore, the Company has classified the results of the Glit, Container and Gemtex divisions as discontinued operations for all periods presented. The assets sold as part of the Glit, Container and Gemtex divisions have been recorded as assets held for sale and liabilities held for sale at December 31, 2012. Selected financial data for discontinued operations is summarized as follows (amounts in thousands):

Index
	For the Three Months Ended June 28, 2013
	Total	Container Division	Gemtex Division	Glit Division

Net sales	$1,047	$-	$-	$1,047

Operating income (loss) - net of tax	$(182)	$(53)	$13	$(142)

	For the Three Months Ended June 29, 2012
	Total	Container Division	Gemtex Division	Glit Division

Net sales	$10,278	$2,876	$1,602	$5,800

Operating loss - net of tax	$(574)	$(51)	$(141)	$(382)

	For the Six Months Ended June 28, 2013
	Total	Container Division	Gemtex Division	Glit Division

Net sales	$8,007	$-	$-	$8,007

Operating income (loss) - net of tax	$387	$(301)	$13	$675

	For the Six Months Ended June 29, 2012
	Total	Container Division	Gemtex Division	Glit Division

Net sales	$19,583	$5,698	$3,105	$10,780

Operating loss - net of tax	$(1,477)	$(165)	$(348)	$(964)

The Company recognized deferred revenue of $1.9 million and $0.3 million in the six months ended June 28, 2013 and the six months ended June 29, 2012, respectively. The recognition of deferred revenue is included in net sales for the Glit Division.

The components of assets and liabilities held for sale as of June 28, 2013 and December 31, 2012 are as follows (amounts in thousands):

	June 28,	December 31,
	2013	2012
Assets
Property and equipment, net	-	$1,300
Intangibles	-	375
Receivables from property and equipment sales	201	-
	$201	$1,675

Index
Note 4.  EARNINGS (LOSS) PER SHARE

The consolidated financial statements include basic and diluted earnings (loss) per share. Diluted per share information is calculated by considering the impact of potential common stock on the weighted average shares outstanding. Potential common stock consists of (a) incremental shares that would be available for issuance upon the assumed exercise of stock options “in the money” based on the average stock price for the respective period and (b) convertible preferred shares, owned by Kohlberg & Co. LLC (see Note 9), accounted for using the “if converted” basis, which assumes their conversion to common stock at a ratio of 16.6:1. The basic and diluted earnings per share (“EPS”) calculations are as follows:

	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
	2013	2012	2013	2012

Income (loss) from continuing operations	$322	$(467)	$(1,077)	(1,824)
Discontinued operations	(182)	(574)	387	(1,477)
Net income (loss)	$140	$(1,041)	$(690)	$(3,301)

Average common shares outstanding - Basic	7,951	7,951	7,951	7,951
Dilutive effect of stock options	-	-	-	-
Dilutive effect of convertible preferred stock	18,859	-	-	-
Average common shares outstanding - Diluted	26,810	7,951	7,951	7,951

Per share amount - Basic:
Loss from continuing operations	$0.04	$(0.06)	$(0.14)	$(0.23)
Discontinued operations	(0.02)	(0.07)	0.05	(0.19)
Net income (loss)	$0.02	$(0.13)	$(0.09)	$(0.42)

Per share amount - Diluted:
Loss from continuing operations	$0.01	$(0.06)	$(0.14)	$(0.23)
Discontinued operations	(0.01)	(0.07)	0.05	(0.19)
Net income (loss)	$(0.00)	$(0.13)	$(0.09)	$(0.42)

As of June 28, 2013, no options were in the money and 18,000 options were out of the money. As of June 29, 2012, no options were in the money and 32,000 options were out of the money.  At June 28, 2013 and June 29, 2012 , 1,131,551 convertible preferred shares were outstanding, which are in total convertible into 18,859,183 shares of Katy common stock. Convertible preferred shares were not included in the calculation of diluted earnings (loss) per share for the three months ended June 29, 2012, the six months ended June 28, 2013 and the six months ended June 29, 2012, because of their anti-dilutive impact as a result of the Company’s net loss position.

Index
Note 5.  INDEBTEDNESS

On October 4, 2011, CCP, Glit/Gemtex, Ltd. and 3254018 Nova Scotia Limited (collectively, the "Borrowers"), wholly-owned subsidiaries of the Company, entered into a Loan and Security Agreement (as amended, the "PB Loan Agreement") with the PrivateBank and Trust Company ("PrivateBank").  On May 31, 2012, the PB Loan Agreement was amended (the "First Amendment") to provide additional flexibility under the financial covenants by replacing the minimum fixed charge ratio covenant for the period of April 27, 2012 to October 26, 2012, with a minimum earnings before interest, taxes, depreciation and amortization covenant and reduced the borrowing availability by $1 million. In addition, the Company and PrivateBank agreed to certain specified transactions, which could include the sale or disposition of certain assets. The PB Loan Agreement was amended a second time on August 17, 2012 to modify the definition of earnings before interest, taxes, depreciation and amortization. In conjunction with the announced closure of the Glit division (see note 3), the PB Loan Agreement was amended a third time (the "Third Amendment") on February 18, 2013.  The Third Amendment reduced the revolving credit facility from $20 million to $16 million on February 18, 2013 and from $16 million to $15 million on March 15, 2013, which correlates to the current size of the Company.  In addition, the Third Amendment established a new fixed charge ratio covenant.

The PB Loan Agreement, as amended, is a $15.0 million revolving credit facility, including a $3.0 million sub-limit for letters of credit. From October 4, 2011 to May 31, 2012 the PB Loan Agreement included a $2.5 million sub-limit for capital expenditures ("CapEx Sublimit"). The proceeds of the Borrowers' initial borrowing under the PB Loan Agreement were used to repay the Revolving Credit, Term Loan and Security Agreement, as amended ("PNC Credit Agreement"), with PNC Bank, National Association ("PNC Bank") and pay fees and expenses associated with the negotiation and consummation of the credit facility.  All extensions of credit under the PB Loan Agreement are collateralized by a first priority security interest in and lien upon substantially all present and future assets and properties of the Company and the Borrowers.  The Company guarantees the obligations of the Borrowers under the PB Loan Agreement.  There was $10.4 million and $10.9 million outstanding under the PB Loan Agreement as of June 28, 2013 and December 31, 2012, respectively.

The PB Loan Agreement has an expiration date of September 29, 2014 and its borrowing base is determined by eligible inventory and accounts receivable, amounting to $16.5 million at June 28, 2013.  The Company's borrowing base under the PB Loan Agreement is reduced by the outstanding amount of standby and commercial letters of credit and any outstanding borrowings under the CapEx Sublimit.  There were $0.2 million in outstanding borrowings under the CapEx Sublimit as of December 31, 2012. Currently, the Company's largest letters of credit relate to its casualty insurance programs.  The PB Loan Agreement requires the Company to have a minimum level of availability such that eligible collateral must exceed the sum of its outstanding borrowings and letters of credit by $1.3 million. Total outstanding letters of credit were $1.8 million at June 28, 2013. Our unused borrowing availability at June 28, 2013 under the PB Loan Agreement was $1.5 million.

Borrowings under the PB Loan Agreement bear interest at a per annum rate equal to the sum of the Prime Rate Revolving Loans Applicable Margin plus the Prime Rate (each as defined in the PB Loan Agreement), or an aggregate of 4.75% and 4.25% at June 28, 2013 and December 31, 2012, respectively.  An unused commitment fee of 50 basis points per annum is payable monthly on the average unused amount of the PB Loan Agreement.

The PB Loan Agreement includes a financial covenant regarding fixed charge coverage ratio.  The Company was in compliance with this financial covenant at June 28, 2013.

All of the debt under the PB Loan Agreement is re-priced to current rates at frequent intervals.  Therefore, its fair value approximates its carrying value at June 28, 2013.  For the three and six months ended June 28, 2013, the Company had amortization of debt issuance costs, included within interest expense, of $54,000 and $102,000, respectively. For the three and six months ended June 29, 2012, the Company had amortization of debt issuance costs, included within interest expense, of $49,000 and $89,000, respectively.

The PB Loan Agreement requires lockbox agreements which provide for all Company receipts to be swept daily to reduce borrowings outstanding.  These agreements, combined with the existence of a material adverse effect ("MAE") clause in the PB Loan Agreement, cause the revolving credit facility to be classified as a current liability, per guidance in the Accounting Standards Codification established by the Financial Accounting Standards Board.  The Company does not expect to repay, or be required to repay, within one year, the balance of the revolving credit facility, which is classified as a current liability.  The revolving credit facility does not expire or have a maturity date within one year, but rather has a final expiration date of September 29, 2014.  The MAE clause, which is a fairly typical requirement in commercial credit agreements, allows the lender to require the loan to become due if it determines there has been a material adverse effect on the Company's operations, business, properties, assets, liabilities, condition, or prospects.

Index
Note 6.  RETIREMENT BENEFIT PLANS

Certain subsidiaries have pension plans covering substantially all of their employees.  These plans are noncontributory, defined benefit pension plans.  The benefits to be paid under these plans are generally based on employees' retirement age and years of service.  The Company's funding policies, subject to the minimum funding requirements of employee benefit and tax laws, are to contribute such amounts as determined on an actuarial basis to provide the plans with assets sufficient to meet the benefit obligations.  Plan assets consist primarily of fixed income investments, corporate equities and government securities.  The Company also provides certain health care and life insurance benefits for some of its retired employees.  The postretirement health plans are unfunded.

Information regarding the Company's net periodic benefit cost for pension and other postretirement benefit plans for the three and six months ended June 28, 2013 and June 29, 2012 is as follows (amounts in thousands):

	Pension Benefits
	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
	2013	2012	2013	2012
Components of net periodic benefit cost:
Interest cost	$15	$17	$29	$34
Expected return on plan assets	(14)	(13)	(28)	(29)
Amortization of net loss	11	12	23	24
Net periodic benefit cost	$12	$16	$24	$29

	Other Benefits
	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
	2013	2012	2013	2012
Components of net periodic benefit cost:
Interest cost	$27	$30	$53	$62
Amortization of net loss	14	-	29	-
Net periodic benefit cost	$41	$30	$82	$62

During the three and six months ended June 28, 2013, the Company made contributions to the pension plans of $19,000 and $38,000, respectively.  The Company expects to contribute an additional $38,000 to the pension plans throughout the remainder of 2013.  The Company uses a December 31 measurement date for its pension and other postretirement benefit plans.  The fair value of plan assets was determined by using quoted prices in active markets for identical assets (Level 1 inputs per the fair value hierarchy).

Note 7.  STOCK INCENTIVE PLANS

The Company has various stock incentive plans that provide for the granting of stock options, nonqualified stock options, SARs, restricted stock, performance units or shares and other incentive awards to certain employees and directors.  Options have been granted at or above the market price of the Company's stock at the date of grant, typically vest over a three-year period, and are exercisable not less than twelve months or more than ten years after the date of grant.  SARs have been granted at or above the market price of the Company's stock at the date of grant, typically vest over periods up to three years, and expire ten years from the date of issue.  No more than 50% of the cumulative number of vested SARs held by an employee can be exercised in any one calendar year.

Index
The following table summarizes stock option activity under each of the Company's applicable plans:

Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Options	Price	Life	(in thousands)

Outstanding at December 31, 2012	18,000	$4.64

Granted	-	$-
Exercised	-	$-
Expired	-	$-
Cancelled	-	$-

Outstanding at June 28, 2013	18,000	$4.64	0.95 years	$-

Vested and Exercisable at June 28, 2013	18,000	$4.64	0.95 years	$-

The following table summarizes SARs activity under each of the Company's applicable plans:

SARs

Non-Vested at December 31, 2012	3,334

Granted	4,000
Vested	(7,334)
Cancelled	-

Non-Vested at June 28, 2013	-

Total Outstanding at June 28, 2013	196,000

At June 28, 2013 and December 31, 2012, the aggregate liability related to SARs was $52,000 and $33,000, respectively, and is included in accrued expenses in the Condensed Consolidated Balance Sheets.

Note 8.  INCOME TAXES

At June 28, 2013 and December 31, 2012, the Company had approximately $155.7 million and $155.1 million of Federal net operating loss carry-forwards ("Federal NOLs"), respectively, which will expire in years 2020 through 2032 if not utilized prior to that time.  Due to tax laws governing change in control events and their relation to the Recapitalization, approximately $2.6 million of the Federal NOLs are subject to certain limitations as to the amount that can be used to offset taxable income in any single year.  The remainder of the Company's domestic and foreign net operating loss carry-forwards relate to certain U.S. operating subsidiaries, and the Company's Canadian operations, respectively, and can only be used to offset income from these operations.  At June 28, 2013 and December 31, 2012, the Company's Canadian subsidiary has Canadian net operating loss carry-forwards of approximately $6.5 million that will expire in 2028 through 2032.  The tax credit carry-forwards relate to United States federal minimum tax credits of $1.2 million that have no expiration date, general business credits of $0.1 million that expire in years 2020 through 2022, and foreign tax credit carryovers of $12.0 million that expire in years 2013 through 2017.

Valuation allowances are recorded when it is considered more likely than not that some portion or all of the deferred tax assets will not be realized.  A history of operating losses incurred by the domestic and foreign subsidiaries provides significant negative evidence with respect to the Company's ability to generate future taxable income, a requirement in order to recognize deferred tax assets.  For this reason, the Company was unable to conclude that it was more likely than not that certain deferred tax assets would be utilized in the future.  The valuation allowance relates to federal, state and foreign net operating loss carry-forwards, foreign and domestic tax credits, and certain other deferred tax assets to the extent they exceed deferred tax liabilities.

Index
Accounting for Uncertainty in Income Taxes

Included in the balances at each of June 28, 2013 and December 31, 2012 are $0.1 million of liabilities for unrecognized tax benefits.  Because of the impact of deferred tax accounting, other than interest and penalties, the recognition of these liabilities would not affect the annual effective tax rate.

The Company recognizes interest and penalties accrued related to the unrecognized tax benefits in the income tax provision.  The Company had approximately $25,000 of interest and penalties accrued at each of June 28, 2013 and December 31, 2012.

Note 9.  RELATED PARTY TRANSACTIONS

Kohlberg & Co., L.L.C., whose affiliate holds all 1,131,551 shares of the Company's Convertible Preferred Stock, provides ongoing management oversight and advisory services to the Company.  At June 28, 2013 and December 31, 2012, the Company owed Kohlberg $2.5 million and $2.3 million, respectively, for these services, which is recorded in current liabilities on the Condensed Consolidated Balance Sheets.  For each of the three and six months ended June 28, 2013 and June 29, 2012, $0.1 million and $0.3 million, respectively, is recorded in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations for these services.

Note 10.  COMMITMENTS AND CONTINGENCIES

General Environmental Claims

The Company and certain of its current and former direct and indirect corporate predecessors, subsidiaries and divisions are involved in remedial activities at certain present and former locations and have been identified by the United States Environmental Protection Agency ("EPA"), state environmental agencies and private parties as potentially responsible parties ("PRPs") at a number of hazardous waste disposal sites under the Comprehensive Environmental Response, Compensation and Liability Act ("Superfund") or equivalent state laws and, as such, may be liable for the cost of cleanup and other remedial activities at these sites.  Responsibility for cleanup and other remedial activities at a Superfund site is typically shared among PRPs based on an allocation formula.  Under the federal Superfund statute, parties could be held jointly and severally liable, thus subjecting them to potential individual liability for the entire cost of cleanup at the site.  Based on its estimate of allocation of liability among PRPs, the probability that other PRPs, many of whom are large, solvent, public companies, will fully pay the costs apportioned to them, currently available information concerning the scope of contamination, estimated remediation costs, estimated legal fees and other factors, the Company has recorded and accrued for environmental liabilities in amounts that it deems reasonable and believes that any liability with respect to these matters in excess of the accruals will not be material.  The ultimate costs will depend on a number of factors and the amount currently accrued represents management's best current estimate on an undiscounted basis of the total costs to be incurred.  The Company expects this amount to be substantially paid over the next five to ten years.

Other Claims

There are a number of product liability, asbestos and workers' compensation claims pending against the Company and its subsidiaries.  Many of these claims are proceeding through the litigation process and the final outcome will not be known until a settlement is reached with the claimant or the case is adjudicated.  The Company estimates that it can take up to ten years from the date of the injury to reach a final outcome on certain claims.  With respect to the product liability and workers' compensation claims, the Company has provided for its share of expected losses beyond the applicable insurance coverage, including those incurred but not reported to the Company or its insurance providers, which are developed using actuarial techniques. Such accruals are developed using currently available claim information, and represent management's best estimates, including estimated legal fees, on an undiscounted basis.  The ultimate cost of any individual claim can vary based upon, among other factors, the nature of the injury, the duration of the disability period, the length of the claim period, the jurisdiction of the claim and the nature of the final outcome.

Index
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

Note 11.  SEVERANCE, RESTRUCTURING AND RELATED CHARGES

In the first quarter of 2013 the Company restructured its shared services functions   These changes are reflective of the Company's efforts to implement a more profitable and efficient business model.

A summary of charges is as follows:

	Three Months Ended	Six Months Ended
	June 28, 2013	June 28, 2013

One-time termination benefits	$37	$321

A rollforward of restructuring liabilities from December 31, 2012 is as follows:

One-time
Termination
Benefits
Restructuring liabilities at December 31, 2012	$-
Additions	321
Payments	(156)
Other	-
Restructuring liabilities at June 28, 2013	$165

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report and the information incorporated by reference in this report contain various "forward-looking statements" as defined in Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act of 1934, as amended.  The forward-looking statements are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management.  We have based these forward-looking statements on current expectations and projections about future events and trends affecting the financial condition of our business. Additional information concerning these and other risks and uncertainties is included in Item 1A under the caption "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2012.  Words and phrases such as "anticipates," "believes," "estimates," "expects," "intends," "plans," "projects," "may," "should," "will,"  "continue," "is subject to," and the like are intended to identify forward-looking statements.  The results referred to in forward-looking statements may differ materially from actual results because they involve estimates, assumptions and uncertainties.  Forward-looking statements included herein are as of the date hereof and we undertake no obligation to revise or update such statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.  All forward-looking statements should be viewed with caution.  These forward-looking statements are subject to risks and uncertainties that may lead to results that differ materially from those expressed in any forward-looking statement made by us or on our behalf, including, among other things:

-	Increases in the cost of, or in some cases continuation of, the current price levels of thermoplastic resins, paper board packaging, corn, cotton and other raw materials.

-	Our inability to reduce product costs, including manufacturing, sourcing, freight, and other product costs.

-	Our inability to expand our customer base and increase corresponding revenues.

Index
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

RESULTS OF OPERATIONS

Three Months Ended June 28, 2013 versus Three Months Ended June 29, 2012

Net sales decreased 2.8% from $21.4 million during the three months ended June 29, 2012 to $20.8 million during the three months ended June 28, 2013. Gross margin was 16.5% for the three months ended June 28, 2013, an increase of 30 basis points from the same period a year ago.  The increase in gross margin was primarily due to a smaller LIFO inventory adjustment for the three months ended June 28, 2013 than for the three months ended June 29, 2012.

Selling, general and administrative ("SG&A") expenses decreased $1.0 million to $2.9 million for the three months ended June 28, 2013 compared to $3.9 million for the same period a year ago. The decrease was primarily due to one-time settlements, headcount reductions and reduction of environmental costs for the three months ended June 28, 2013 as compared to the three months ended June 29, 2012.

Operating income was $0.5 million for the three months ended June 28, 2013, compared to an operating loss of $0.4 million for the same period a year ago.  The increase in operating income was primarily the result of the decrease in selling, general and administrative expenses.

Interest expense increased by $25,000 during the three months ended June 28, 2013 as compared to the three months ended June 29, 2012 as a result of higher interest rates under the PB Loan Agreement (as defined below) for the three months ended June 28, 2013.

Income from continuing operations increased from $0.5 million loss for the three months ended June 28, 2012 to income of $0.3 million for the three months ended June 28, 2013 primarily due to lower selling, general and administrative expenses.

With the announced closure of the Glit division on January 24, 2013, the announced closure of the Container division on July 24, 2012 and the sale of the Gemtex division on September 20, 2012, all activity associated with these divisions has been classified as discontinued operations.  Loss from operations for these divisions was $0.2 million for the three months ended June 28, 2013 and a loss of $0.6 million for the three months ended June 29, 2012

Index

Overall, we reported net income of $0.1 million, or $0.02 and $0.00 per basic and diluted share respectively, and a net loss of $1.0 million, or $0.13 per basic and diluted share, for the three months ended June 28, 2013 and June 29, 2012, respectively.

Six Months Ended June 28, 2013 versus Six Months Ended June 29, 2012

Net sales decreased 2.0% from $39.8 million during the six months ended June 29, 2012 to $39.0 million during the six months ended June 28, 2013.  The majority of the decrease was a result of volume shortfall in our Wilen business unit.  Gross margin was 15.0% for the six months ended June 28, 2013, a decrease of 40 basis points from the same period a year ago.  The decrease was primarily a result of lower margins on the sales mix.

Selling, general and administrative ("SG&A") expenses decreased $1.6 million to $6.3 million for the three months ended June 28, 2013 compared to $7.8 million for the same period a year ago. The decrease was primarily due to one-time settlements, headcount reductions and reduction of environmental costs for the six months ended June 28, 2013 as compared to the six months ended June 29, 2012.

Operating loss decreased from $1.7 million during the six months ended June 29, 2012 to $0.8 million during the six months ended June 28, 2013 primarily due to the decrease in selling, general and administrative expenses.

Interest expense increased by $50,000 during the six months ended June 28, 2013 as compared to the six months ended June 29, 2012 as a result of higher interest rates under the PB Loan Agreement (as defined below) for the six months ended June 28, 2013.

Loss from continuing operations decreased from $1.8 million for the for the six months ended June 29, 2012 to  $1.1 million for the six months ended June 28, 2013  primarily due to the decrease in selling, general and administrative expenses.

With the announced closure of the Glit division on January 24, 2013, the announced closure of the Container division on July 24, 2012 and the sale of the Gemtex division on September 20, 2012, all activity associated with these divisions has been classified as discontinued operations.  Income from operations for these divisions was $0.4 million for the six months ended June 28, 2013 and a loss of $1.5 million for the three months ended June 29, 2012. Income (loss) from discontinued operations includes the recognition of $1.9 million and $0.3 million of deferred revenue for the six months ended June 28, 2013 and June 29, 2012.

Overall, we reported a net loss of $0.7 million, or $0.09 per basic and diluted share, for the six months ended June 28, 2013, as compared to a net loss of $3.3 million, or $0.42 per basic and diluted share, for the first half of 2012.

LIQUIDITY AND CAPITAL RESOURCES

We require funding for working capital needs and capital expenditures.  We believe that our cash flow from operations and the use of available borrowings under the PB Loan Agreement (as defined below) provides sufficient liquidity for our operations going forward.  As of June 28, 2013, we had cash of $0.5 million and outstanding checks of $0.4 million as compared to cash of $0.6 million and outstanding checks of $0.5 million at December 31, 2012.  As of June 28, 2013, we had outstanding borrowings of $10.4 million under the PB Loan Agreement.  Our unused borrowing availability at June 28, 2013 under the PB Loan Agreement was $1.5 million.  As of December 31, 2012, we had outstanding borrowings of $10.9 million with unused borrowing availability of $0.3 million.

PB Loan Agreement

On October 4, 2011, CCP, Glit/Gemtex, Ltd. and 3254018 Nova Scotia Limited (collectively, the "Borrowers"), wholly-owned subsidiaries of the Company, entered into a Loan and Security Agreement (as amended, the "PB Loan Agreement") with the PrivateBank and Trust Company ("PrivateBank").  On May 31, 2012, the PB Loan Agreement was amended (the "First Amendment") to provide additional flexibility under the financial covenants by replacing the minimum fixed charge ratio covenant for the period of April 27, 2012 to October 26, 2012, with a minimum earnings before interest, taxes, depreciation and amortization covenant and reduced the borrowing availability by $1 million. In addition, the Company and PrivateBank agreed to certain specified transactions, which could include the sale or disposition of certain assets. The PB Loan Agreement was amended a second time on August 17, 2012 to modify the definition of earnings before interest, taxes, depreciation and amortization. In conjunction with the announced closure of the Glit division (see note 3), the PB Loan Agreement was amended a third time (the "Third Amendment") on February 18, 2013.  The Third Amendment reduced the revolving credit facility from $20 million to $16 million on February 18, 2013 and from $16 million to $15 million on March 15, 2013, which correlates to the current size of the Company.  In addition, the Third Amendment established a new fixed charge ratio covenant.

Index
The PB Loan Agreement, as amended, is a $15.0 million revolving credit facility, including a $3.0 million sub-limit for letters of credit. From October 4, 2011 to May 31, 2012 the PB Loan Agreement included a $2.5 million sub-limit for capital expenditures ("CapEx Sublimit"). The proceeds of the Borrowers' initial borrowing under the PB Loan Agreement were used to repay the Revolving Credit, Term Loan and Security Agreement, as amended ("PNC Credit Agreement"), with PNC Bank, National Association ("PNC Bank") and pay fees and expenses associated with the negotiation and consummation of the credit facility.  All extensions of credit under the PB Loan Agreement are collateralized by a first priority security interest in and lien upon substantially all present and future assets and properties of the Company and the Borrowers.  The Company guarantees the obligations of the Borrowers under the PB Loan Agreement.  There was $10.4 million and $10.9 million outstanding under the PB Loan Agreement as of June 28, 2013 and December 31, 2012, respectively.

The PB Loan Agreement has an expiration date of September 29, 2014 and its borrowing base is determined by eligible inventory and accounts receivable, amounting to $16.5 million at June 28, 2013.  The Company's borrowing base under the PB Loan Agreement is reduced by the outstanding amount of standby and commercial letters of credit and any outstanding borrowings under the CapEx Sublimit.  There were $0.2 million in outstanding borrowings under the CapEx Sublimit as of December 31, 2012. Currently, the Company's largest letters of credit relate to its casualty insurance programs.  The PB Loan Agreement requires the Company to have a minimum level of availability such that eligible collateral must exceed the sum of its outstanding borrowings and letters of credit by $1.3 million. Total outstanding letters of credit were $1.8 million at June 28, 2013. Our unused borrowing availability at June 28, 2013 under the PB Loan Agreement was $1.5 million.

Borrowings under the PB Loan Agreement bear interest at a per annum rate equal to the sum of the Prime Rate Revolving Loans Applicable Margin plus the Prime Rate (each as defined in the PB Loan Agreement), or an aggregate of 4.75% and 4.25% at June 28, 2013 and December 31, 2012, respectively.  An unused commitment fee of 50 basis points per annum is payable monthly on the average unused amount of the PB Loan Agreement.

The PB Loan Agreement includes a financial covenant regarding fixed charge coverage ratio.  The Company was in compliance with this financial covenant at June 28, 2013.

All of the debt under the PB Loan Agreement is re-priced to current rates at frequent intervals.  Therefore, its fair value approximates its carrying value at June 28, 2013.  For the three and six months ended June 28, 2013, the Company had amortization of debt issuance costs, included within interest expense, of $54,000 and $102,000, respectively. For the three and six months ended June 29, 2012, the Company had amortization of debt issuance costs, included within interest expense, of $49,000 and $89,000, respectively.

The PB Loan Agreement requires lockbox agreements which provide for all Company receipts to be swept daily to reduce borrowings outstanding.  These agreements, combined with the existence of a material adverse effect ("MAE") clause in the PB Loan Agreement, cause the revolving credit facility to be classified as a current liability, per guidance in the Accounting Standards Codification established by the Financial Accounting Standards Board.  The Company does not expect to repay, or be required to repay, within one year, the balance of the revolving credit facility, which is classified as a current liability.  The revolving credit facility does not expire or have a maturity date within one year, but rather has a final expiration date of September 29, 2014.  The MAE clause, which is a fairly typical requirement in commercial credit agreements, allows the lender to require the loan to become due if it determines there has been a material adverse effect on the Company's operations, business, properties, assets, liabilities, condition, or prospects.

Cash Flows

Cash provided by operating activities before changes in operating assets and liabilities, excluding discontinued operations, was $0.1 million in the first half of 2013 as compared to using $0.3 million in the same period of 2012.  Changes in operating assets and liabilities used $2.0 million in the first half of 2013 as compared to providing $0.5 million in the same period of 2012.  This variance was primarily a result of an increase in accounts receivables and inventories which was partially offset by an increase in accounts payable.

Cash flows used in financing activities in the first half of 2013 reflect a $0.5 million decrease in our debt levels and a $0.1 million decrease in our book overdraft since December 31, 2012.

Index
OFF-BALANCE SHEET ARRANGEMENTS

As of June 28, 2013, the Company had no off-balance sheet arrangements.

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

CRITICAL ACCOUNTING POLICIES

We disclosed details regarding certain of our critical accounting policies in the Management's Discussion and Analysis section of our Annual Report on Form 10-K for the year ended December 31, 2012 (Part II, Item 7).  There have been no changes to these policies as of June 28, 2013.

Item 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings with the Securities and Exchange Commission ("SEC") is reported within the time periods specified in the SEC's rules, regulations and related forms, and that such information is accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There have been no changes in Katy's internal control over financial reporting during the quarter ended June 28, 2013 that have materially affected, or are reasonably likely to materially affect, Katy's internal control over financial reporting.

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

Item 1A.  RISK FACTORS

We are affected by risks specific to us as well as factors that affect all businesses operating in a global market.  The significant factors known to us that could materially adversely affect our business, financial condition, or operating results are described in Part I, Item 1A of our Annual Report on Form 10-K, filed on April 1, 2013.  There has been no material change in those risk factors.

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
*

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

KATY INDUSTRIES, INC.
Registrant

DATE: August 12, 2013	By	/s/ David J. Feldman
David J. Feldman
President and Chief Executive Officer

	By	/s/ James W. Shaffer
James W. Shaffer
Vice President, Treasurer and Chief Financial Officer