Form 10-Q
period 2013-09-27
KATY INDUSTRIES INC
filed 2013-11-12
CIK 54681

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 27, 2013

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class	Outstanding at October 25, 2013
Common Stock, $1 Par Value	7,951,176 Shares

KATY INDUSTRIES, INC.
FORM 10-Q
September 27, 2013

Index
PART I  FINANCIAL INFORMATION

Item 1.  Financial Statements

KATY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 27, 2013 (UNAUDITED) AND DECEMBER 31, 2012
 (Amounts in Thousands)

ASSETS

	September 27, 2013	December 31, 2012
CURRENT ASSETS:

Cash	$1,062	$621
Accounts receivable, net	8,666	9,270
Inventories, net	11,385	12,733
Other current assets	681	1,456
Assets held for sale	74	1,675

Total current assets	21,868	25,755

OTHER ASSETS:	1,617	1,835

PROPERTY AND EQUIPMENT:
Land and improvements	251	251
Buildings and improvements	3,084	3,084
Machinery and equipment	52,145	51,783

	55,480	55,118
Less - Accumulated depreciation	(48,210)	(46,716)

Property and equipment, net	7,270	8,402

Total assets	$30,755	$35,992

See Notes to Condensed Consolidated Financial Statements.

Index
KATY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 27, 2013 (UNAUDITED) AND DECEMBER 31, 2012
 (Amounts in Thousands, Except Share Data)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	September 27, 2013	December 31, 2012
CURRENT LIABILITIES:

Accounts payable	$6,710	$6,172
Book overdraft	190	493
Accrued compensation	1,277	1,423
Accrued expenses	8,221	8,775
Payable to related party	2,625	2,250
Deferred revenue	186	688
Revolving credit agreement	8,710	10,903

Total current liabilities	27,919	30,704

DEFERRED REVENUE	356	1,917

OTHER LIABILITIES	5,602	5,964

Total liabilities	33,877	38,585

COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS’ EQUITY:
15% Convertible preferred stock, $100 par value; authorized 1,200,000 shares; issued and outstanding 1,131,551 shares; liquidation value $113,155	108,256	108,256
Common stock, $1 par value; authorized 35,000,000 shares; issued 9,822,304 shares	9,822	9,822
Additional paid-in capital	27,110	27,110
Accumulated other comprehensive loss	(2,473)	(2,463)
Accumulated deficit	(124,400)	(123,881)
Treasury stock, at cost, 1,871,128 shares	(21,437)	(21,437)

Total stockholders' equity	(3,122)	(2,593)

Total liabilities and stockholders' equity	$30,755	$35,992

See Notes to Condensed Consolidated Financial Statements.

Index
KATY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 27, 2013 AND SEPTEMBER 28, 2012
(Amounts in Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 27, 2013	September 28, 2012	September 27, 2013	September 28, 2012

Net sales	$20,852	$22,209	$59,817	$61,969
Cost of goods sold	17,246	18,997	50,364	52,630
Gross profit	3,606	3,212	9,453	9,339
Selling, general and administrative expenses	2,951	3,444	9,236	11,287
Severance, restructuring and related charges	-	-	321	-
Loss (gain) on disposal of assets	230	-	230	-
Operating income (loss)	425	(232)	(334)	(1,948)
Interest expense	(302)	(233)	(678)	(559)
Other, net	66	40	137	264

Income (loss) from continuing operations before income tax expense	189	(425)	(875)	(2,243)
Income tax expense from continuing operations	(4)	(3)	(17)	(2)

Income (loss) from continuing operations	185	(428)	(892)	(2,245)
(Loss) income from operations of discontinued businesses (net of tax)	(14)	(1,710)	373	(3,193)
Loss on sale of discontinued business (net of tax)	-	(616)	-	(616)

Net Income (loss)	171	(2,754)	(519)	(6,054)

Other comprehensive (loss) income
Foregin currency translation	(34)	67	(45)	61
Total comprehensive income (loss)	$137	$(2,687)	$(564)	$(5,993)

Income (loss) per share of common stock - Basic:
Income (loss) from continuing operations	$0.02	$(0.06)	$(0.11)	$(0.28)
Discontinued operations	(0.00)	(0.29)	0.05	(0.48)
Net income (loss)	$0.02	$(0.35)	$(0.06)	$(0.76)

Income (loss) per share of common stock - Diluted:
Income (loss) from continuing operations	$0.01	$(0.06)	$(0.11)	$(0.28)
Discontinued operations	(0.01)	(0.29)	0.05	(0.48)
Net income (loss)	$0.00	$(0.35)	$(0.06)	$(0.76)

Weighted average common shares outstanding:
Basic	7,951	7,951	7,951	7,951
Diluted	26,810	7,951	7,951	7,951

See Notes to Condensed Consolidated Financial Statements.

Index
KATY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 27, 2013 AND SEPTEMBER 28, 2012
(Amounts in Thousands)
(Unaudited)

	September 27, 2013	September 28, 2012
Cash flows from operating activities:
Net loss	$(519)	$(6,054)
Income (loss) from discontinued operations	373	(3,809)
Loss from continuing operations	(892)	(2,245)
Depreciation	1,550	1,597
Amortization of intangible assets	-	196
Amortization of debt issuance costs	155	178
Stock-based compensation	15	52
Loss (gain) on sale or disposal of assets	230	(2)
	1,058	(224)
Changes in operating assets and liabilities:
Accounts receivable	(1,830)	(1,541)
Inventories	(742)	1,993
Other assets	379	3,184
Accounts payable	1,390	(103)
Accrued expenses	265	410
Payable to related party	375	500
Deferred revenue	(155)	(146)
Other	(393)	115
	(711)	4,412

Net cash provided by continuing operations	347	4,188
Net cash provided by (used in) discontinued operations	1,133	(590)
Net cash provided by operating activities	1,480	3,598

Cash flows from investing activities:
Capital expenditures	(391)	(548)
Net cash used in continuing operations	(391)	(548)
Net cash provided by discontinued operations	1,913	258
Net cash provided by (used in) investing activities	1,522	(290)

Cash flows from financing activities:
Net repayments on revolving loans	(2,193)	(3,126)
Decrease in book overdraft	(303)	(216)
Net cash used in financing activities	(2,496)	(3,342)

Effect of exchange rate changes on cash from continuing operations	(49)	388
Effect of exchange rate changes on cash from discontinued operations	(16)	(147)
Effect of exchange rate changes on cash	(65)	241

Net increase in cash	441	207
Cash, beginning of period	621	730
Cash, end of period	$1,062	$937

See Notes to Condensed Consolidated Financial Statements.

Index
KATY INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

Note 1.	SIGNIFICANT ACCOUNTING POLICIES

Consolidation Policy and Basis of Presentation – The condensed consolidated financial statements include the accounts of Katy Industries, Inc. and subsidiaries in which it has a greater than 50% voting interest or significant influence, collectively “Katy” or the “Company”.  All significant intercompany accounts, profits and transactions have been eliminated in consolidation.  The Condensed Consolidated Balance Sheet at September 27, 2013 and the related Condensed Consolidated Statements of Operations for the three and nine months ended September 27, 2013 and September 28, 2012 and Cash Flows for the nine months ended September 27, 2013 and September 28, 2012 have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial condition, results of operations and cash flows of the Company for the interim periods.  Interim results may not be indicative of results to be realized for the entire year.  The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.  The Condensed Consolidated Balance Sheet as of December 31, 2012 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States (“GAAP”).

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

Fiscal Year – The Company operates and reports using a 4-4-5 fiscal year which always ends on December 31.  As a result, December and January do not typically consist of five and four weeks, respectively.  The three months ended September 27, 2013 and September 28, 2012 each consisted of 63 shipping days.  The nine months ended September 27, 2013 and September 28, 2012 consisted of 189 shipping days and 190 shipping days, respectively.

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

Certain reclassifications on the Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations and Comprehensive Loss and Condensed Consolidated Statements of Cash Flows were made to the 2012 amounts in order to conform to the 2013 presentation.

Inventories – The components of inventories are as follows (amounts in thousands):

	September 27, 2013	December 31, 2012

Raw materials	$6,122	$6,133
Finished goods	10,226	11,708
Inventory reserves	(547)	(871)
LIFO reserve	(4,416)	(4,237)
	$11,385	$12,733

At September 27, 2013 and December 31, 2012, approximately 81% and 65%, respectively, of Katy’s inventories were accounted for using the last-in, first-out (“LIFO”) method of costing, while the remaining inventories were accounted for using the first-in, first-out (“FIFO”) method.  Current cost, as determined using the FIFO method, exceeded LIFO cost by $4.4 million and $4.2 million at September 27, 2013 and December 31, 2012, respectively.

Index
Share-Based Payment – Compensation cost recognized during the three and nine months ended September 27, 2013 and September 28, 2012 includes: a) compensation cost for all stock options based on the grant date fair value amortized over the options’ vesting period and b) compensation cost for outstanding stock appreciation rights (“SARs”) as of September 27, 2013 and September 28, 2012 based on the September 27, 2013 and September 28, 2012 fair value, respectively.  The Company re-measures the fair value of SARs each reporting period until the award is settled and compensation expense is recognized each reporting period for changes in fair value and vesting.

Compensation (income) expense is included in selling, general and administrative expense in the Condensed Consolidated Statements of Operations.  The components of compensation (income) expense are as follows (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 27, 2013	September 28, 2012	September 27, 2013	September 28, 2012

Stock appreciation right (income) expense	(4)	(65)	15	52

The fair value of stock options is estimated at the date of grant using a Black-Scholes option pricing model.  As the Company does not have sufficient historical exercise data to provide a basis for estimating the expected term, the Company uses the simplified method for estimating the expected term by averaging the minimum and maximum lives expected for each award.  In addition, the Company estimated volatility by considering its historical stock volatility over a term comparable to the remaining expected life of each award.  The risk-free interest rate is the current yield available on U.S. treasury issues with a remaining term equal to each award.  The Company estimates forfeitures using historical results.  Its estimates of forfeitures will be adjusted over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from their estimate.  There were no stock options granted during the three and nine months ended September 27, 2013 and September 28, 2012.

The fair value of SARs, a liability award, was estimated at September 27, 2013 and September 28, 2012 using a Black-Scholes option pricing model.  The Company estimated the expected term by averaging the minimum and maximum lives expected for each award.  In addition, the Company estimated volatility by considering its historical stock volatility over a term comparable to the remaining expected life of each award.  The risk-free interest rate is the current yield available on U.S. treasury issues with a remaining term equal to each award.  The Company estimates forfeitures using historical results.  Its estimates of forfeitures will be adjusted over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from their estimate.  The assumptions for expected term, volatility and risk-free rate are presented in the table below:

	September 27, 2013	September 28, 2012

Expected term (years)	0.4 - 4.8	0.2 - 4.8
Volatility	217.5% - 360.3%	293.5% - 459.0%
Risk-free interest rate	0.1% - 1.3%	0.1% - 0.6%

Accumulated Other Comprehensive (Loss) Income – The components of accumulated other comprehensive (loss) income are foreign currency translation adjustments and pension and other postretirement benefits adjustments.  The balance of foreign currency translation adjustments was $0.5 million at September 27, 2013 and December 31, 2012.  The balance of pension and other postretirement benefits adjustments was $1.9 million at each of September 27, 2013 and December 31, 2012.

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

Recently Adopted Accounting Standards – In July 2012, the Financial Accounting Standards Board (FASB) issued guidance concerning the testing of indefinite-lived intangible assets for impairment. This guidance gives an entity the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with Codification Subtopic 350-30, Intangibles-Goodwill and Other, General Intangibles Other than Goodwill.  Under the guidance, an entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period. The amendments in this Accounting Standards Update (ASU) are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The amendments in this ASU did not have a material impact of the consolidated financial statements.

Recently Issued Accounting Standards – In March of 2013, the Financial Accounting Standards Board (“FASB”) issued amended guidance that resolves the diversity in practice for the accounting for the cumulative translation adjustment upon derecognition of certain subsidiaries or groups of assets within a foreign entity. The amended guidance requires that when a parent entity ceases to have a controlling financial interest in a subsidiary or group of assets within a foreign entity, the parent is required to release any related cumulative translation adjustment into net income in instances when a sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. Additionally, the amended guidance clarifies that the sale of an investment in a foreign entity includes both (1) events that result in the loss of a controlling financial interest in a foreign entity and (2) events that result in an acquirer obtaining control of an acquiree in which it held an equity interest immediately before the acquisition date. In these instances, an entity is required to release the cumulative translation adjustment into net income. We will adopt the FASB's amended guidance during the three months ended March 31, 2014. We do not expect the adoption of the guidance to have a significant impact on our financial position, results of operations or cash flows.

Note 3.	DISCONTINUED OPERATIONS

On January 24, 2013, the Company announced the closure of the Glit division of Continental Commercial Products, LLC. The Company ceased the majority of the operations of the division in the first quarter of 2013.  In addition, the Company sold certain assets related to the Glit division in the second quarter of 2013. The Company used  the net proceeds from the sale of assets to settle the outstanding operating liabilities related to the division, pay off the outstanding borrowing related to the CapEx Sublimit (see Note 5), and reduce the outstanding balance under the PB Loan Agreement (as defined in Note 5 below).

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

The closure of the Glit and Container divisions and the sale of the Gemtex division met the criteria for classification as discontinued operations in accordance with GAAP; therefore, the Company has classified the results of the Glit, Container and Gemtex divisions as discontinued operations for all periods presented. The assets sold as part of the Glit, Container and Gemtex divisions have been recorded as assets held for sale at December 31, 2012. Selected financial data for discontinued operations is summarized as follows (amounts in thousands):

Index
	For the Three Months Ended
	September 27, 2013
	Total	Container Division	Gemtex Division	Glit Division

Net sales	$(14)	$-	$-	$(14)

Operating income (loss) - net of tax	$(14)	$(9)	$(1)	$(4)

	For the Three Months Ended
	September 28, 2012
	Total	Container Division	Gemtex Division	Glit Division

Net sales	$9,122	$2,751	$1,297	$5,074

Operating loss - net of tax	$(1,710)	$(163)	$(806)	$(741)

	For the Nine Months Ended
	September 27, 2013
	Total	Container Division	Gemtex Division	Glit Division

Net sales	$7,993	$-	$-	$7,993

Operating income (loss) - net of tax	$373	$(310)	$12	$671

	For the Nine Months Ended
	September 28, 2012
	Total	Container Division	Gemtex Division	Glit Division

Net sales	$28,705	$8,449	$4,402	$15,854

Operating loss - net of tax	$(3,193)	$(334)	$(1,154)	$(1,705)

The Company recognized deferred revenue of $1.9 million and $0.4 million in the nine months ended September 27, 2013 and the nine months ended September 28, 2012, respectively. The recognition of deferred revenue is included in net sales for the Glit Division.

The components of assets held for sale as of September 27, 2013 and December 31, 2012 are as follows (amounts in thousands):

	September 27, 2013	December 31, 2012
Assets
Property and equipment, net	$-	$1,300
Intangibles	-	375
Receivables from property and equipment sales	74	-
	$74	$1,675

Note 4.  EARNINGS (LOSS) PER SHARE

Index
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

	Three Months Ended		Nine Months Ended
	September 27, 2013	September 28, 2012	September 27, 2013	September 28, 2012

Income (loss) from continuing operations	$185	$(428)	$(892)	$(2,245)
(Loss) income from Discontinued operations	(14)	(1,710)	373	(3,193)
Loss on sale of discontinued businesses (net of tax)	-	(616)	-	(616)
Net income (loss)	$171	$(2,754)	$(519)	$(6,054)

Average common shares outstanding - Basic	7,951	7,951	7,951	7,951
Dilutive effect of stock options	-	-	-	-
Dilutive effect of convertible preferred stock	18,859	-	-	-
Average common shares outstanding - Diluted	26,810	7,951	7,951	7,951

Per share amount - Basic:
Loss from continuing operations	$0.02	$(0.06)	$(0.11)	$(0.28)
Discontinued operations	(0.00)	(0.29)	0.05	(0.48)
Net income (loss)	$0.02	$(0.35)	$(0.06)	$(0.76)

Per share amount - Diluted:
Loss from continuing operations	$0.01	$(0.06)	$(0.11)	$(0.28)
Discontinued operations	(0.01)	(0.29)	0.05	(0.48)
Net income (loss)	$0.00	$(0.35)	$(0.06)	$(0.76)

As of September 27, 2013, no options were in the money and 12,000 options were out of the money. As of September 28, 2012, no options were in the money and 32,000 options were out of the money. At September 27, 2013 and September 28, 2012, 1,131,551 convertible preferred shares were outstanding, which are in total convertible into 18,859,183 shares of Katy common stock. Convertible preferred shares were not included in the calculation of diluted earnings (loss) per share for the three months ended September 28, 2012, the nine months ended September 27, 2013 and the nine months ended September 28, 2012, because of their anti-dilutive impact as a result of the Company’s net loss position.

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

Index
The PB Loan Agreement, as amended, is a $15.0 million revolving credit facility, including a $3.0 million sub-limit for letters of credit. From October 4, 2011 to May 31, 2012 the PB Loan Agreement included a $2.5 million sub-limit for capital expenditures (“CapEx Sublimit”). The proceeds of the Borrowers’ initial borrowing under the PB Loan Agreement were used to repay the Revolving Credit, Term Loan and Security Agreement, as amended (“PNC Credit Agreement”), with PNC Bank, National Association (“PNC Bank”) and pay fees and expenses associated with the negotiation and consummation of the credit facility.  All extensions of credit under the PB Loan Agreement are collateralized by a first priority security interest in and lien upon substantially all present and future assets and properties of the Company and the Borrowers.  The Company guarantees the obligations of the Borrowers under the PB Loan Agreement.  There was $8.7 million and $10.9 million outstanding under the PB Loan Agreement as of September 27, 2013 and December 31, 2012, respectively.

The PB Loan Agreement has an expiration date of September 29, 2014 and its borrowing base is determined by eligible inventory and accounts receivable, amounting to $14.4 million at September 27, 2013.  The Company’s borrowing base under the PB Loan Agreement is reduced by the outstanding amount of standby and commercial letters of credit and any outstanding borrowings under the CapEx Sublimit.  There were $0.2 million in outstanding borrowings under the CapEx Sublimit as of December 31, 2012. Currently, the Company’s largest letters of credit relate to its casualty insurance programs.  The PB Loan Agreement requires the Company to have a minimum level of availability such that eligible collateral must exceed the sum of its outstanding borrowings and letters of credit by $1.3 million. Total outstanding letters of credit were $1.7 million at September 27, 2013. Our unused borrowing availability at September 27, 2013 under the PB Loan Agreement was $2.7 million.

Borrowings under the PB Loan Agreement bear interest at a per annum rate equal to the sum of the Prime Rate Revolving Loans Applicable Margin plus the Prime Rate (each as defined in the PB Loan Agreement), or an aggregate of 4.75% and 4.25% at September 27, 2013 and December 31, 2012, respectively.  An unused commitment fee of 50 basis points per annum is payable monthly on the average unused amount of the PB Loan Agreement.

The PB Loan Agreement includes a financial covenant regarding fixed charge coverage ratio.  The Company was in compliance with this financial covenant at September 27, 2013.

All of the debt under the PB Loan Agreement is re-priced to current rates at frequent intervals.  Therefore, its fair value approximates its carrying value at September 27, 2013.  For the three and nine months ended September 27, 2013, the Company had amortization of debt issuance costs, included within interest expense, of $54,000 and $155,000, respectively. For the three and nine months ended September 28, 2012, the Company had amortization of debt issuance costs, included within interest expense, of $89,000 and $178,000, respectively.

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

Index
Information regarding the Company’s net periodic benefit cost for pension and other postretirement benefit plans for the three and nine months ended September 27, 2013 and September 28, 2012 is as follows (amounts in thousands):

	Pension Benefits
	Three Months Ended		Nine Months Ended
	September 27, 2013	September 28, 2012	September 27, 2013	September 28, 2012
Components of net periodic benefit cost:
Interest cost	$14	$16	$43	$50
Expected return on plan assets	$(14)	$(14)	(42)	(43)
Amortization of net loss	$12	$11	35	35
Net periodic benefit cost	$12	$13	$36	$42

	Other Benefits
	Three Months Ended		Nine Months Ended
	September 27, 2013	September 28, 2012	September 27, 2013	September 28, 2012
Components of net periodic benefit cost:
Interest cost	$27	$31	$80	$93
Amortization of net loss	15	12	44	36
Net periodic benefit cost	$42	$43	$124	$129

During the three and nine months ended September 27, 2013, the Company made contributions to the pension plans of $19,000 and $57,000, respectively.  The Company expects to contribute an additional $19,000 to the pension plans throughout the remainder of 2013.  The Company uses a December 31 measurement date for its pension and other postretirement benefit plans.  The fair value of plan assets was determined by using quoted prices in active markets for identical assets (Level 1 inputs per the fair value hierarchy).

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

Index
The following table summarizes stock option activity under each of the Company’s applicable plans:
	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)

Outstanding at December 31, 2012	18,000	$4.64

Granted	-	$-
Exercised	-	$-
Expired	(6,000)	$4.31
Cancelled	-	$-

Outstanding at September 27, 2013	12,000	$4.80	1.2 years	$-

Vested and Exercisable at September 27, 2013	12,000	$4.80	1.2 years	$-

The following table summarizes SARs activity under each of the Company’s applicable plans:

SARs

Non-Vested at December 31, 2012	3,334

Granted	4,000
Vested	(7,334)
Cancelled	-

Non-Vested at September 27, 2013	-

Total Outstanding at September 27, 2013	186,000

At September 27, 2013 and December 31, 2012, the aggregate liability related to SARs was $48,000 and $33,000, respectively, and is included in accrued expenses in the Condensed Consolidated Balance Sheets.

Note 8.	INCOME TAXES

At September 27, 2013 and December 31, 2012, the Company had approximately $155.1 million of Federal net operating loss carry-forwards (“Federal NOLs”), which will expire in years 2020 through 2032 if not utilized prior to that time.  Due to tax laws governing change in control events and their relation to the Recapitalization, approximately $2.6 million of the Federal NOLs are subject to certain limitations as to the amount that can be used to offset taxable income in any single year.  The remainder of the Company’s domestic and foreign net operating loss carry-forwards relate to certain U.S. operating subsidiaries, and the Company’s Canadian operations, respectively, and can only be used to offset income from these operations.  At September 27, 2013 and December 31, 2012, the Company’s Canadian subsidiary has Canadian net operating loss carry-forwards of approximately $6.5 million that will expire in 2028 through 2032.  The tax credit carry-forwards relate to United States federal minimum tax credits of $1.2 million that have no expiration date, general business credits of $0.1 million that expire in years 2020 through 2022, and foreign tax credit carryovers of $12.0 million that expire in years 2013 through 2017.

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

Index
Accounting for Uncertainty in Income Taxes

Included in the balances at each of September 27, 2013 and December 31, 2012 are $0.1 million of liabilities for unrecognized tax benefits.  Because of the impact of deferred tax accounting, other than interest and penalties, the recognition of these liabilities would not affect the annual effective tax rate.

The Company recognizes interest and penalties accrued related to the unrecognized tax benefits in the income tax provision.  The Company had approximately $25,000 of interest and penalties accrued at each of September 27, 2013 and December 31, 2012.

Note 9.	RELATED PARTY TRANSACTIONS

Kohlberg & Co., L.L.C., whose affiliate holds all 1,131,551 shares of the Company’s Convertible Preferred Stock, provides ongoing management oversight and advisory services to the Company.  At September 27, 2013 and December 31, 2012, the Company owed Kohlberg $2.6 million and $2.3 million, respectively, for these services, which is recorded in current liabilities on the Condensed Consolidated Balance Sheets.  For each of the three and nine months ended September 27, 2013 and September 28, 2012, $0.1 million and $0.4 million, respectively, is recorded in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations for these services.

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

In the first quarter of 2013 the Company restructured its shared services functions   These changes are reflective of the Company’s efforts to implement a more profitable and efficient business model.

A summary of charges is as follows:

	Three Months Ended	Nine Months Ended
	September 27, 2013	September 27, 2013

One-time termination benefits	$-	$321

A rollforward of restructuring liabilities from December 31, 2012 is as follows:

One-time Termination Benefits
Restructuring liabilities at December 31, 2012	$-
Additions	321
Payments	(233)
Other	-
Restructuring liabilities at September 27, 2013	$88

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report and the information incorporated by reference in this report contain various “forward-looking statements” as defined in Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act of 1934, as amended.  The forward-looking statements are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management.  We have based these forward-looking statements on current expectations and projections about future events and trends affecting the financial condition of our business. Additional information concerning these and other risks and uncertainties is included in Item 1A under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012.  Words and phrases such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “projects,” “may,” “should,” “will,”  “continue,” “is subject to,” and the like are intended to identify forward-looking statements.  The results referred to in forward-looking statements may differ materially from actual results because they involve estimates, assumptions and uncertainties.  Forward-looking statements included herein are as of the date hereof and we undertake no obligation to revise or update such statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.  All forward-looking statements should be viewed with caution.  These forward-looking statements are subject to risks and uncertainties that may lead to results that differ materially from those expressed in any forward-looking statement made by us or on our behalf, including, among other things:

-	Increases in the cost of, or in some cases continuation of the current price levels, of thermoplastic resins, paper board packaging, corn, cotton and other raw materials.

-	Our inability to reduce product costs, including manufacturing, sourcing, freight, and other product costs.

-	Our inability to expand our customer base and increase corresponding revenues.

-	Our inability to achieve product price increases, especially as they relate to potentially higher raw material costs.

Index
-	Unfavorable economic or business conditions, as well as our exposure to the credit risks of our customers and distributors, which may reduce our sales or make it difficult to collect accounts receivable.

-	Competition from foreign and domestic competitors.

-	The potential impact of rising interest rates on our debt outstanding under the PB Loan Agreement.

-	Our inability to meet covenants associated with the PB Loan Agreement.

-	Our inability to access funds under our current loan agreement or refinance our loan agreement given the current instability in the credit markets.

-	Our failure to identify, and promptly and effectively remediate, any material weaknesses or significant deficiencies in our internal control over financial reporting.

-	The potential impact of rising costs of insurance for various forms of liabilities.

-	Labor issues, including union activities that require an increase in production costs or lead to a strike, thus impairing production and decreasing sales, and labor relations issues at entities involved in our supply chain, including both suppliers and those involved in transportation and shipping.

-	Changes in significant laws and government regulations affecting environmental compliance, cost of healthcare and income taxes.

OVERVIEW

We are a manufacturer, importer and distributor of commercial cleaning and storage products.  Our commercial cleaning products are sold primarily to janitorial/sanitary and foodservice distributors that supply end users such as restaurants, hotels, healthcare facilities and schools.  Our storage products are primarily sold through major home improvement and mass market retail outlets.

RESULTS OF OPERATIONS

Three Months Ended September 27, 2013 versus Three Months Ended September 28, 2012

Net sales decreased 6.1% from $22.2 million during the three months ended September 28, 2012 to $20.9 million during the three months ended September 27, 2013.  The majority of the decrease was a result of volume shortfall in our Wilen business unit. Gross margin was 17.3% for the three months ended September 27, 2013, an increase of 2.7 percentage points from the same period a year ago. The increase in gross margin was primarily a result of higher pricing and a mix of higher margin product sales and operational efficiencies.

Selling, general and administrative (“SG&A”) expenses were $3.0 million for the three months ended September 28, 2013 compared to $3.4 million for the same period a year ago.  The decrease was a result of cost-cutting efforts including, but not limited to, headcount reductions and better casualty insurance experience.

Operating income was $0.4 million for the three months ended September 27, 2013, compared to an operating loss of $0.2 million for the same period a year ago.  The increase in operating income was primarily a result of increased gross margin and lower selling, general and administrative costs.

Interest expense increased by $69,000 during the three months ended September 27, 2013 as compared to the three months ended September 28, 2012 as a result of higher interest rates under the PB Loan Agreement (as defined below) for the three months ended September 27, 2013.

Income from continuing operations increased from a $0.4 million loss for the three months ended September 28, 2012 to income of $0.2 million for the three months ended September 27, 2013 primarily due to higher gross margins and lower selling, general and administrative expenses.

With the announced closure of the Glit division on January 24, 2013, the announced closure of the Container division on July 24, 2012 and the sale of the Gemtex division on September 20, 2012, all activity associated with these divisions has been classified as discontinued operations. Loss from operations for these divisions was $14,000 for the three months ended September 27, 2013 and a loss of $1.7 million for the three months ended September 28, 2012. In addition, during the three months ended September 28, 2012 we recorded a loss of $0.6 million on the sale of the Gemtex division.

Index
Overall, we reported net income of $0.2 million, or $0.02 and $0.00 per basic and diluted share respectively, and a net loss of $2.8 million, or $0.35 per basic and diluted share, for the three months ended September 27, 2013 and September 28, 2012, respectively.

Nine Months Ended September 27, 2013 versus Nine Months Ended September 28, 2012

Net sales decreased 3.5% from $62.0 million during the nine months ended September 28, 2012 to $59.8 million during the nine months ended September 27, 2013.  The majority of the decrease was a result of volume shortfall in our Wilen business unit.  Gross margin was 15.8% for the nine months ended September 27, 2013, an increase of 70 basis points  from the same period a year ago. The increase in gross margin was primarily a result of higher pricing and a mix of higher margin product sales and operational efficiencies.

SG&A expenses were $9.2 million for the first nine months of 2013, a $2.1 million reduction from the same period a year ago.  The decrease was primarily due to one-time settlements, headcount reductions and better insurance experience for the nine months ended September 27, 2013 as compared to the nine months ended September 28, 2012.

Operating loss decreased from $1.9 million during the nine months ended September 28, 2012 to $0.3 million during the nine months ended September 28, 2013 primarily due to the higher gross margins and the decrease in selling, general and administrative expenses described above.

Interest expense increased by $119,000 during the nine months ended September 27, 2013 as compared to the nine months ended September 28, 2012 as a result of higher interest rates under the PB Loan Agreement (as defined below) for the nine months ended September 27, 2013.

Loss from continuing operations decreased from $2.2 million for the for the nine months ended September 28, 2012 to $0.9 million for the nine months ended September 27, 2013 primarily due to the increase in gross margins and the decrease in selling, general and administrative expenses.

With the announced closure of the Glit division on January 24, 2013, the announced closure of the Container division on July 24, 2012 and the sale of the Gemtex division on September 20, 2012, all activity associated with these divisions has been classified as discontinued operations. Income from operations for these divisions was $0.4 million for the nine months ended September 27, 2013 and a loss of $3.2 million for the nine months ended September 28, 2012. Income (loss) from discontinued operations includes the recognition of $1.9 million and $0.4 million of deferred revenue for the nine months ended September 27, 2013 and September 28, 2012.

Overall, we reported a net loss of $0.5 million, or $0.07 per basic and diluted share, for the nine months ended September 27, 2013, as compared to a net loss of $6.1 million, or $0.76 per basic and diluted share, for the first nine months of 2012.

LIQUIDITY AND CAPITAL RESOURCES

We require funding for working capital needs and capital expenditures. We believe that our cash flow from operations and the use of available borrowings under the PB Loan Agreement (as defined below) provides sufficient liquidity for our operations going forward. As of September 27, 2013, we had cash of $1.1 million and outstanding checks of $0.2 million as compared to cash of $0.6 million and outstanding checks of $0.5 million at December 31, 2012. As of September 27, 2013, we had outstanding borrowings of $8.7 million under the PB Loan Agreement. Our unused borrowing availability at September 27, 2013 under the PB Loan Agreement was $2.7 million. As of December 31, 2012, we had outstanding borrowings of $10.9 million with unused borrowing availability of $0.3 million.

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

Index
The PB Loan Agreement, as amended, is a $15.0 million revolving credit facility, including a $3.0 million sub-limit for letters of credit. From October 4, 2011 to May 31, 2012 the PB Loan Agreement included a $2.5 million sub-limit for capital expenditures (“CapEx Sublimit”). The proceeds of the Borrowers’ initial borrowing under the PB Loan Agreement were used to repay the Revolving Credit, Term Loan and Security Agreement, as amended (“PNC Credit Agreement”), with PNC Bank, National Association (“PNC Bank”) and pay fees and expenses associated with the negotiation and consummation of the credit facility.  All extensions of credit under the PB Loan Agreement are collateralized by a first priority security interest in and lien upon substantially all present and future assets and properties of the Company and the Borrowers.  The Company guarantees the obligations of the Borrowers under the PB Loan Agreement.  There was $8.7 million and $10.9 million outstanding under the PB Loan Agreement as of September 27, 2013 and December 31, 2012, respectively.

The PB Loan Agreement has an expiration date of September 29, 2014 and its borrowing base is determined by eligible inventory and accounts receivable, amounting to $14.4 million at September 27, 2013.  The Company’s borrowing base under the PB Loan Agreement is reduced by the outstanding amount of standby and commercial letters of credit and any outstanding borrowings under the CapEx Sublimit.  There were $0.2 million in outstanding borrowings under the CapEx Sublimit as of December 31, 2012. Currently, the Company’s largest letters of credit relate to its casualty insurance programs.  The PB Loan Agreement requires the Company to have a minimum level of availability such that eligible collateral must exceed the sum of its outstanding borrowings and letters of credit by $1.3 million. Total outstanding letters of credit were $1.7 million at September 27, 2013. Our unused borrowing availability at September 27, 2013 under the PB Loan Agreement was $2.7 million.

Borrowings under the PB Loan Agreement bear interest at a per annum rate equal to the sum of the Prime Rate Revolving Loans Applicable Margin plus the Prime Rate (each as defined in the PB Loan Agreement), or an aggregate of 4.75% and 4.25% at September 27, 2013 and December 31, 2012, respectively.  An unused commitment fee of 50 basis points per annum is payable monthly on the average unused amount of the PB Loan Agreement.

The PB Loan Agreement includes a financial covenant regarding fixed charge coverage ratio.  The Company was in compliance with this financial covenant at September 27, 2013.

All of the debt under the PB Loan Agreement is re-priced to current rates at frequent intervals.  Therefore, its fair value approximates its carrying value at September 27, 2013.  For the three and nine months ended September 27, 2013, the Company had amortization of debt issuance costs, included within interest expense, of $54,000 and $155,000, respectively. For the three and nine months ended September 28, 2012, the Company had amortization of debt issuance costs, included within interest expense, of $89,000 and $178,000, respectively.

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

Cash Flows

Cash provided by operating activities before changes in operating assets and liabilities, excluding discontinued operations, was $1.1 million in the first nine months of 2013 as compared to using $0.2 million in the same period of 2012. Changes in operating assets and liabilities used $0.7 million in the first nine months of 2013 as compared to providing $4.4 million in the same period of 2012. This variance was primarily a result of an increase in inventories in the nine months ended September 27, 2013 as compared to the nine months ended September 28, 2012. In addition, in the nine months ended September 28, 2012 other assets included a refund of  $2.5 million in cash collateralization of letters of credit in connection with the termination of the PNC credit agreement.

Index
Cash flows used in financing activities in the first nine months of 2013 reflect a $2.2 million decrease in our debt levels and a $0.3 million decrease in our book overdraft since December 31, 2012.

OFF-BALANCE SHEET ARRANGEMENTS

As of September 27, 2013, the Company had no off-balance sheet arrangements.

ENVIRONMENTAL AND OTHER CONTINGENCIES

See Note 10 to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion of environmental and other contingencies.

SEVERANCE, RESTRUCTURING AND RELATED CHARGES

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

CRITICAL ACCOUNTING POLICIES

We disclosed details regarding certain of our critical accounting policies in the Management’s Discussion and Analysis section of our Annual Report on Form 10-K for the year ended December 31, 2011 (Part II, Item 7).  There have been no changes to these policies as of September 27, 2013.

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

Changes in Internal Control over Financial Reporting

There have been no changes in Katy’s internal control over financial reporting during the quarter ended September 27, 2013 that have materially affected, or are reasonably likely to materially affect, Katy’s internal control over financial reporting.

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

KATY INDUSTRIES, INC.
Registrant

DATE: November 12, 2013	By	/s/ David J. Feldman
David J. Feldman
President and Chief Executive Officer

	By	/s/ James W. Shaffer
James W. Shaffer
Vice President, Treasurer and Chief Financial Officer