Form 10-K
period 2013-12-31
KATY INDUSTRIES INC
filed 2014-03-31
CIK 54681

United States
Securities and Exchange Commission
Washington, D.C.  20549

FORM 10-K

☒   Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2013
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

The aggregate market value of the voting common stock held by non-affiliates of the registrant based upon its closing transaction price on the OTC Bulletin Board on June 28, 2013 was $2,519,414*.

As of March 28, 2014, 7,951,176 shares of common stock, $1.00 par value, were outstanding, the only class of the registrant's common stock.

* Calculated by excluding all shares held by executive officers and directors of the registrant without conceding that all such persons are “affiliates” of the registrant for purposes of federal securities laws.

DOCUMENTS INCORPORATED BY REFERENCE

The information required to be furnished pursuant to Part III of this Form 10-K is set forth in, and is hereby incorporated by reference herein from, the registrant’s definitive proxy statement for the 2014 annual meeting of stockholders (the “2013 Proxy Statement”) to be filed by the registrant with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the fiscal year ended December 31, 2013.  With the exception of the sections of the 2013 Proxy Statement specifically incorporated herein by reference, the 2013 Proxy Statement is not deemed to be filed as part of this Form 10-K.

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

Operations

               Our commercial cleaning products are sold primarily to industrial, janitorial/sanitary and foodservice distributors that supply end users in the education, foodservice, government, healthcare, lodging, office supply, recreation, and transportation segments.  Our consumer storage products are primarily sold through hardware, home improvement, mass merchant and sporting goods outlets.  Net sales and operating loss from continuing operations for the Company during 2013 were $78.3 million and $1.5 million, respectively.  Total assets for the Company were $27.0 million at December 31, 2013.  Continental Commercial Products, LLC (“CCP”) is our wholly-owned subsidiary and includes as divisions all of our business units.  CCP is headquartered in Bridgeton, Missouri near St. Louis and has additional operations in California and Canada.  Our business units are:

The Continental business unit is a plastics manufacturer and an importer and distributor of products for the commercial janitorial/sanitary maintenance, industrial and foodservice markets.  Continental products include commercial waste receptacles, floorcare and mopping equipment, restroom accessories, material handling and other products designed for commercial cleaning and foodservice.  Continental products are sold under the following brand names: Continental®, Kleen Aire®, Huskee®, SuperKan®, King Kan®, Unibody®, Tilt-N-Wheel®, Wall Hugger™, Collossus®, Corner’ Round™, Roun ‘Top™, Swingline™,  Derma-Tek ® and Kleen Tech™.

The Contico business unit is a plastics manufacturer and distributor of home and tool storage products, primarily sold through major home improvement and mass market retail outlets.  Contico products include plastic home storage units such as storage containers, tool boxes, shelving, crates and totes and hard plastic gun cases and are sold under the brand names Contico® and Tuffbin®.  Contico® is a registered trademark used under license from Contico Manufacturing Limited.

The Wilen business unit is a manufacturer, importer and distributor of professional cleaning products that include mops, brooms and sweeps, poles and handles, microfiber, brushes and plastic cleaning accessories.  Wilen products are primarily sold through commercial janitorial/sanitary maintenance, industrial and food service markets, with some products sold through consumer retail outlets.  Products are sold under the following brand names: Wilen®, Wax-o-matic®, Rototech®, ErgoWorx® and Derma-Tek®.

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

In March 2013, we closed and sold-off certain assets related to the Glit business unit, in September 2012 we closed our Container business unit in Norwalk, California and in October 2012 we sold certain assets related to the Gemtex business unit. We accounted for these divisions as discontinued operations and accordingly, we have reclassified the financial results for all periods presented to reflect them as such. Unless otherwise noted, discussions in this Form 10-K pertain to our continuing operations.

We have restructured many of our operations in order to maintain a low cost structure, which is essential for us to be competitive in the markets we serve.  These restructuring efforts include consolidation of facilities, headcount reductions and evaluation of sourcing strategies to determine the lowest cost method for obtaining finished product.  Costs associated with these efforts include expenses for non-cancelable leases at facilities that have been abandoned, severance and other employee termination and exit costs.

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

Raw Materials

Our operations did not experience significant difficulties in obtaining raw materials, fuels, parts or supplies for their activities during the year ended December 31, 2013, but no prediction can be made as to possible future supply problems or production disruptions resulting from possible shortages.  We are subject to uncertainties involving labor relations issues at entities involved in our supply chain, both at suppliers and in the transportation and shipping area.  Our Continental and Contico business units use polyethylene, polypropylene and other thermoplastic resins as raw materials in a substantial portion of their plastic products.  We have experienced significant price volatility in resins over the last several years and we expect such volatility to continue. Worldwide economic recovery could result in demand exceeding supply which would result in shortages and drive prices even higher. Political unrest in the Middle East, aging refineries in the U.S. and hurricanes in the Gulf of Mexico could result in disruptions in supply.

Prices and availability of cotton and synthetic raw materials used in our Wilen business unit remained stable and we believe will remain stable in early 2014.  However, future concerns surround the fact that China is the largest importer of cotton, and future cotton price levels are driven significantly by Chinese government policy. Current Chinese policy requires large cotton reserves be established and withheld from the general market.  Going into 2014, it is estimated that China will hold 55% of the world’s cotton.  Additionally, growers in other parts of the world are switching to more lucrative crops such as corn and soybean; forecasts expect country producers to plant 25% less cotton in 2014/2015.  With all these factors in place, we expect Chinese import demand and policies to dominate world cotton pricing for the foreseeable future.

The price of broom corn, used in our corn brooms, was an issue in 2013 and appears to remain an issue in 2014.  Mexico, which is one of the world’s leading producers of broom corn, experienced severe drought conditions in 2013 and the Mexican government was forced to ration water to local farmers.  Conditions going into 2014 have the farmers believing they will be issued water rationing orders again this year. As a result there is a potential for supply shortages and higher prices.

We import raw materials, sub-components and finished goods from different parts of the world such as China and Central America.  Many of these products have seen increases in raw material costs as well as inflationary pressures due to wage increases, particularly in China where double digit wage increases have become an annual occurrence.

We have not employed an active hedging program related to our commodity price risk, but have employed other strategies for managing this risk, including contracting for a certain percentage of resin needs through supply agreements and opportunistic spot purchases, vendor negotiations and other measures.  In addition, some price increases were implemented when possible; however, in a climate of rising raw material costs (especially in the last three years), we experience difficulty in raising prices to shift these higher costs to our consumer customers for our plastic products.  We cannot predict the direction our raw material prices will take during 2014 and beyond.

Employees

As of December 31, 2013, we employed 263 people, 159 of which were members of a labor union.  Our labor relations are generally satisfactory and there have been no strikes in recent years.  Our union contract will expire in December 2014.  The Company has historically begun negotiations approximately one month prior to the expiration of the contract and expects to do the same in 2014.

Regulatory and Environmental Matters

Our operations are subject to various laws and regulations relating to workplace safety and the environment.  Changes in these laws and regulations could have a material impact on our capital expenditures and earnings.  See Note 13 to the Consolidated Financial Statements in Part II, Item 8.

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

Our reliance on suppliers and commodity markets to secure thermoplastic resins and other raw materials used in our products exposes us to volatility in the availability of raw materials.  In some instances, we depend upon a single source of supply or participate in commodity markets that may be subject to allocations by suppliers.  There is no assurance that we could obtain the required raw materials from other sources on as favorable terms.  As a result, any significant delay in or disruption of the supply of our raw materials or commodities could have an adverse effect on our ability to meet our commitments to our customers, substantially increase our cost of materials, require product reformulation or require qualification of new suppliers, any of which could have a material adverse effect on our business, results of operations or financial condition.  We believe that our supply management practices are based on an appropriate balancing of the foreseeable risks and the costs of alternative practices and, although we do not anticipate any loss of our supply sources, the unavailability of some raw materials, should it occur, may have an adverse effect on our results of operations and financial condition.

Price increases in raw materials could adversely affect our operating results and financial condition.

The prices for certain raw materials used in our operations have demonstrated volatility over the past few years.  The volatility of resin and cotton prices is expected to continue and may be affected by numerous factors beyond our control, including domestic and international economic conditions, labor costs, the price and production levels of oil, competition, import duties and tariffs and currency exchange rates.  We attempt to reduce our exposure to increases in those costs through a variety of programs, including opportunistic buying of product in the spot market, entering into contracts with suppliers, and seeking substitute materials.  However, there can be no assurance that we will be able to offset increased raw material costs through price increases and there may be a delay from quarter to quarter between the timing of raw material cost increases and price increases on our products.  If we are unable to offset increased raw material costs, our production costs may increase and our margins may decrease, which may have a material adverse effect on our results of operations.

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

Since certain of our products are used for cleaning buildings and office space as well as general cleaning, as vacancies increase the demand for these products is reduced.  Additionally, our distributors, wholesalers and retailers have reduced their investment in inventories.  Both of these occurrences have caused shrinkage of available business.  A continued reduction in overall economic activity could have a material adverse effect on our results of operations.

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

As of December 31, 2013, all of our outstanding debt was subject to variable interest rates.  An increase in interest rates may have a material adverse effect on our financial condition and results of operations.

The cost of servicing our debt on which we are required to make interest and principal payments may adversely affect our liquidity and financial condition, limit our ability to grow and compete, and prevent us from fulfilling our obligations under our indebtedness.

As of December 31, 2013, we had $7.7 million of debt outstanding.  Subject to limits contained in the agreements governing our outstanding debt, we may incur additional debt in the future.  Our indebtedness places significant demands on our cash resources, which may:

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

At December 31, 2013, we employed 263 persons in our various businesses, of which approximately 61% were subject to a collective bargaining arrangement.  As a result, we are subject to the risk of work stoppages and other labor-relations matters.  Our union contract will expire in December 2014.

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

We may not be able to successfully integrate acquisitions into our business and indemnification provisions in our acquisition agreements may not fully protect us.

We completed an acquisition in 2014. As a part of our business strategy, we may enter into additional business combinations and acquisitions, although acquisitions require lender approval under our credit agreement. Acquisitions are typically accompanied by a number of risks, including the difficulty of integrating the operations and personnel of the acquired companies, the potential disruption of our ongoing business and distraction of management, expenses related to the acquisition and potential unknown liabilities associated with the acquired businesses. Our prior acquisition and any future acquisitions may not ultimately help us achieve our strategic goals and may pose other risks to us, such as require restructurings with facility closures and consolidations. As a result of our previous acquisition, we have added different decentralized operating and accounting systems, resulting in a complex reporting environment.  We expect that we will need to continue to modify our accounting policies, internal controls, procedures and compliance programs to provide consistency across all of our operations, in order to increase efficiency and operating effectiveness and improve corporate visibility into our decentralized operations.  We are entitled to certain indemnification rights under the agreement by which we acquired a company.  If circumstances arise under which we believe we are entitled to indemnification, the indemnifying party many not agree with our assertion as to our rights to indemnification under the circumstances and we may increase our accruals and corresponding costs.

Item 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

Item 2.  PROPERTIES

As of December 31, 2013, our total building floor area leased was 684,000 square feet.  The following table shows a summary by location of our principal facilities including the nature of the facility and the related business unit.

Location	Facility	Business Unit

UNITED STATES
California
Chino	Office, Distribution	Continental, Wilen

Missouri
Bridgeton	Office, Manufacturing, Distribution	Continental, Contico, Wilen, Corporate
Hazelwood	Manufacturing	Contico

CANADA
Ontario
Toronto	Office, Distribution	Continental, Wilen

We believe that our current facilities have been adequately maintained, generally are in good condition, and are suitable and adequate to meet our needs in our existing markets for the foreseeable future.

Item 3.  LEGAL PROCEEDINGS

Information regarding legal proceedings is included in Note 13 to the Consolidated Financial Statements in Part II, Item 8 and is incorporated by reference herein.

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

Period	High	Low

2012
First Quarter	$0.60	$0.09
Second Quarter	0.75	0.31
Third Quarter	0.75	0.22
Fourth Quarter	0.51	0.17

2013
First Quarter	$0.95	$0.17
Second Quarter	0.95	0.45
Third Quarter	0.98	0.50
Fourth Quarter	1.00	0.41

As of February 28, 2014, there were 396 holders of record of our common stock, in addition to approximately 676 holders in street name, and there were 7,951,176 shares of common stock outstanding.

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

Equity Compensation Plan Information

Information regarding securities authorized for issuance under the Company’s equity compensation plans as of December 31, 2013 is set forth in Part III, Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report and the information incorporated by reference in this report contain various “forward-looking statements” as defined in Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act of 1934, as amended.  The forward-looking statements are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management.  We have based these forward-looking statements on current expectations and projections about future events and trends affecting the financial condition of our business. Additional information concerning these and other risks and uncertainties is included in Part I, Item 1A under the caption “Risk Factors”.  Words and phrases such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “projects,” “may,” “should,” “will,”  “continue,” “is subject to,” and the like are intended to identify forward-looking statements.  The results referred to in forward-looking statements may differ materially from actual results because they involve estimates, assumptions and uncertainties.  Forward-looking statements included herein are as of the date hereof and we undertake no obligation to revise or update such statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.  All forward-looking statements should be viewed with caution.  These forward-looking statements are subject to risks and uncertainties that may lead to results that differ materially from those expressed in any forward-looking statement made by us or on our behalf, including, among other things:

-	Increases in the cost of, or in some cases continuation of, the current price levels of thermoplastic resins, paper board packaging, corn, cotton and other raw materials.

-	Our inability to reduce product costs, including manufacturing, sourcing, freight, and other product costs.

-	Our inability to protect our intellectual property rights adequately.

-	Our inability to expand our customer base and increase corresponding revenues.

-	Our inability to achieve product price increases, especially as they relate to potentially higher raw material costs.

-	Unfavorable economic or business conditions, as well as our exposure to the credit risks of our customers and distributors, which may reduce our sales or make it difficult to collect accounts receivable.

-	Competition from foreign and domestic competitors.

-	The potential impact of rising interest rates on our debt outstanding under the PB Loan Agreement.

-	Our inability to meet covenants associated with our loan agreement.

-	Our inability to access funds under our current loan agreement or refinance our loan agreement.

-	Our failure to identify, and promptly and effectively remediate, any material weaknesses or significant deficiencies in our internal control over financial reporting.

-	The potential impact of rising costs for insurance for properties and various forms of liabilities.

-	Labor issues, including union activities that require an increase in production costs or lead to a strike, thus impairing production and decreasing sales, and labor relations issues at entities involved in our supply chain, including both suppliers and those involved in transportation and shipping.

-	Changes in significant laws and government regulations affecting health-care costs, environmental compliance and income taxes.

OVERVIEW

We are a manufacturer, importer and distributor of commercial cleaning and storage products.  Our commercial cleaning products are sold primarily to industrial, janitorial/sanitary maintenance and foodservice distributors that supply end users such as restaurants, hotels, healthcare facilities and schools.  Our storage products are primarily sold through major home improvement and mass market retail outlets.

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

Key elements in achieving profitability include 1) lowering our cost structure, from a production, distribution and administrative standpoint, 2) providing outstanding customer service and 3) containing raw material costs (especially plastic resins) or raising prices to shift these costs to our customers for our plastic products.  In addition to continually striving to reduce our cost structure; we are seeking to offset pricing challenges by developing new products.

	Years Ended December 31,
	2013		2012
	(Amounts in Thousands, except per share data and percentages)
	$	% to Sales	$	% to Sales
Net sales	$78,256	100.0	$80,315	100.0
Cost of goods sold	66,359	84.8	68,060	84.7
Gross profit	11,897	15.2	12,255	15.3
Selling, general and administrative expenses	12,287	15.7	15,224	19.0
Severance, restructuring and related charges	338	0.4	-	-
Impairment of long-lived assets	-	-	1,934	2.4
Loss on sale or disposal of assets	230	0.3	-	-
Operating loss	(958)	(1.2)	(4,903)	(6.1)

Interest expense	(767)		(730)
Other, net	171		279

Loss from continuing operations before income tax expense	(1,554)		(5,354)
Income tax expense from continuing operations	(21)		(19)

Loss from continuing operations	(1,575)		(5,373)
Income (loss) from operations of discontinued business (net of tax)	73		(9,453)
Loss on sale of discontinued business (net of tax)	-		(280)

Net loss	$(1,502)		$(15,106)

Net loss per share of common stock - Basic and Diluted
Loss from continuing operations	$(0.20)		$(0.68)
Discontinued operations	0.01		(1.22)
Net loss	$(0.19)		$(1.90)

RESULTS OF OPERATIONS - 2013 COMPARED TO 2012

Net sales of $78.3 million for the year ended December 31, 2013 reflected a decrease of $2.1 million, or 2.6%, from the year ended December 31, 2012.  The decrease in net sales was primarily a result of a volume shortfall in our Wilen business, which was partially offset by a volume increase in our Plastics business.   Gross margin was 15.2% for the year ended December 31, 2013, a decrease of 0.1 percentage point from the prior year.  Gross margin was impacted by an unfavorable variance in our LIFO adjustment of $0.1 million and $0.6 million for the years December 31, 2013 and December 31, 2012, respectively. Excluding the LIFO adjustment, gross margin for the year ended December 31, 2013 decreased 0.7 percentage points from the prior year.  The decrease was primarily a result of higher material costs in our operations related to resin.  As a result, our gross profit decreased $0.4 million from $12.3 million to $11.9 million.

Selling, general & administrative (“SG&A”) expenses were $12.3 million for the year ended December 31, 2013, a $2.9 million decrease from the prior year.  The decrease was primarily due to one-time settlements and headcount reductions.

Our operating loss decreased $3.9 million from $4.9 million for the year ended December 31, 2012 to $1.0 million for the year ended December 31, 2013.  Operating results for the year ended December 31, 2012 included impairments of long-lived assets related to our goodwill and intangibles of $1.9 million. Excluding the asset impairments our operating loss decreased $2.0 million, primarily as a result of the decrease in SG&A discussed above.

Interest expense increased by $37,000 in 2013 compared to 2012, primarily as a result of higher interest rates.

Loss from continuing operations of $1.6 million for the year ended December 31, 2013 was $3.8 million less than the year ended December 31, 2012.  The year ended December 31, 2012 included a $1.9 million long-lived asset impairment related to our goodwill and intangibles.  Excluding the asset impairments the loss from continuing operations improved by $1.9 million from the year ended December 31, 2012. The improvement was primarily a result of lower SG&A costs as discussed above.

With the announced closure of the Glit division on January 24, 2013, the Container division on July 24, 2012, and the sale of the Gemtex division on September 20, 2012, all activity associated with these divisions has been classified as discontinued operations.  Income from operations for these divisions was $0.1 million for the year ended December 31, 2013 and a loss of $9.7 million for the year ended December 31, 2012.

Overall, we reported a net loss of $1.5 million, or $0.19 per share, for the year ended December 31, 2013, as compared to a net loss of $15.1 million, or $1.90 per share, in the same period of 2012.

LIQUIDITY AND CAPITAL RESOURCES

We require funding for working capital needs and capital expenditures.  We believe that our cash flow from operations and the use of available borrowings under the PB Loan Agreement (as defined below) and subsequently the BMO loan agreement (as defined below) provide sufficient liquidity for our operations going forward.  As of December 31, 2013, we had cash of $0.7 million and book overdrafts of $0.3 million as compared to cash of $0.6 million and book overdrafts of $0.5 million at December 31, 2012.  As of December 31, 2013, we had outstanding borrowings of $7.7 million under the PB Loan Agreement.  Our unused borrowing availability at December 31, 2013 was $1.6 million after the $1.3 million minimum availability requirement under the PB Loan Agreement.  As of December 31, 2012, we had outstanding borrowings of $10.9 million with unused borrowing availability of $0.3 million after the $1.3 million minimum availability requirement under the PB Loan Agreement.

PB Loan Agreement

On October 4, 2011, CCP, Glit/Gemtex, Ltd. and 3254018 Nova Scotia Limited (collectively, the “Borrowers”), wholly-owned subsidiaries of the Company, entered into a Loan and Security Agreement (as amended, the “PB Loan Agreement”) with the PrivateBank and Trust Company (“PrivateBank”).  On May 31, 2012, the PB Loan Agreement was amended (the “First Amendment”) to provide additional flexibility under the financial covenants by replacing the minimum fixed charge ratio covenant for the period of April 27, 2012 to October 26, 2012, with a minimum earnings before interest, taxes, depreciation and amortization covenant and reduced the borrowing availability by $1 million. In addition, the Company and PrivateBank agreed to certain specified transactions, which could include the sale or disposition of certain assets. The PB Loan Agreement was amended a second time on August 17, 2012 to modify the definition of earnings before interest, taxes, depreciation and amortization. In conjunction with the announced closure of the Glit division (see note 3), the PB Loan Agreement was amended a third time (the “Third Amendment”) on February 18, 2013.  The Third Amendment reduced the revolving credit facility from $20 million to $16 million on February 18, 2013 and from $16 million to $15 million on March 15, 2013.  In addition, the Third Amendment established a new fixed charge ratio covenant.

The PB Loan Agreement, as amended, is a $15.0 million revolving credit facility, including a $3.0 million sub-limit for letters of credit. From October 4, 2011 to May 31, 2012 the PB Loan Agreement included a $2.5 million sub-limit for capital expenditures (“CapEx Sublimit”). The proceeds of the Borrowers’ initial borrowing under the PB Loan Agreement were used to repay the Revolving Credit, Term Loan and Security Agreement, as amended (“PNC Credit Agreement”), with PNC Bank, National Association (“PNC Bank”) and pay fees and expenses associated with the negotiation and consummation of the credit facility.  All extensions of credit under the PB Loan Agreement are collateralized by a first priority security interest in and lien upon substantially all present and future assets and properties of the Company and the Borrowers.  The Company guarantees the obligations of the Borrowers under the PB Loan Agreement.  There was $7.7 million and $10.9 million outstanding under the PB Loan Agreement as of December 31, 2013 and December 31, 2012, respectively.

The PB Loan Agreement has an expiration date of September 29, 2014 and its borrowing base is determined by eligible inventory and accounts receivable, amounting to $12.0 million at December 31, 2013.  The Company’s borrowing base under the PB Loan Agreement is reduced by the outstanding amount of standby and commercial letters of credit and any outstanding borrowings under the CapEx Sublimit.  There were $0.2 million in outstanding borrowings under the CapEx Sublimit as of December 31, 2012. Currently, the Company’s largest letters of credit relate to its casualty insurance programs.  The PB Loan Agreement requires the Company to have a minimum level of availability such that eligible collateral must exceed the sum of its outstanding borrowings and letters of credit by $1.3 million. Total outstanding letters of credit were $1.4 million at December 31, 2013. Our unused borrowing availability at December 31, 2013 under the PB Loan Agreement was $1.6 million.

Borrowings under the PB Loan Agreement bear interest at a per annum rate equal to the sum of the Prime Rate Revolving Loans Applicable Margin plus the Prime Rate (each as defined in the PB Loan Agreement), or an aggregate of 4.75% and 4.25% at December 31, 2013 and December 31, 2012, respectively.  An unused commitment fee of 50 basis points per annum is payable monthly on the average unused amount of the PB Loan Agreement.

The PB Loan Agreement includes a financial covenant regarding fixed charge coverage ratio.  The Company was in compliance with this financial covenant at December 31, 2013.

All of the debt under the PB Loan Agreement is re-priced to current rates at frequent intervals.  Therefore, its fair value approximates its carrying value at December 31, 2013.  For the years ended December 31, 2013 and December 31, 2012, the Company had amortization of debt issuance costs, included within interest expense, of $0.2 million.

The PB Loan Agreement required lockbox agreements which provided for all Company receipts to be swept daily to reduce borrowings outstanding.  These agreements, combined with the existence of a material adverse effect (“MAE”) clause in the PB Loan Agreement, caused the revolving credit facility to be classified as a current liability, per guidance in the Accounting Standards Codification established by the Financial Accounting Standards Board.  The MAE clause, which is a fairly typical requirement in commercial credit agreements, allows the lender to require the loan to become due if it determines there has been a material adverse effect on the Company’s operations, business, properties, assets, liabilities, condition, or prospects. Subsequent to year end the PB Loan Agreement was paid off and replaced with a $27 million revolver with BMO Harris N.A. (see Note16).

Cash Flows

Cash provided by operating activities before changes in operating assets and liabilities was $0.9 million for the year ended December 31, 2013; an improvement from $0.8 million used by operating activities for the year ended December 31, 2012.  Changes in operating assets and liabilities provided $0.7 million for the year ended December 31, 2013 and $4.0 million for the year ended December 31, 2012.  The current year decrease was a result of the prior year having a large decrease in inventory and accounts receivable and a refund of $2.6 million cash from collateralization of letters of credit in connection with the termination of the PNC Credit Agreement, which was partially offset by an increase in accounts payable.

Cash flows provided by investing activities for the year ended December 31, 2013 increased $1.3 million from the year ended December 31, 2012 primarily as a result of cash provided by selling Glit division assets in 2012.

Cash flows used in financing activities for the year ended December 31, 2013 reflect a $3.4 million decrease in our debt levels since December 31, 2012 as a result of the Company paying down the PB loan agreement in 2013.

Off-balance Sheet Arrangements

None.

Transactions with Related and Certain Other Parties

Kohlberg & Co., L.L.C. (“Kohlberg”), an affiliate of Kohlberg Investors IV, L.P., whose affiliate holds all 1,131,551 shares of our Convertible Preferred Stock, provides ongoing management oversight and advisory services to the Company.  At December 31, 2013, the Company owed Kohlberg $2.8 million for these services.  We incurred expenses of $0.5 million for these services in each of 2013 and 2012.  We expect to incur $0.5 million annually for these services in future years.

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

Stock-based Compensation – Compensation cost recognized during the years ended December 31, 2013 and 2012 includes:  a) compensation cost for all stock options granted based on the grant date fair value amortized over the options’ vesting period and b) compensation cost for outstanding SARs as of December 31, 2013 and 2012 based on the December 31, 2013 and 2012 fair value, respectively.

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

Although we make every effort to ensure the accuracy of our forecasts of future product demand, any significant unanticipated changes in demand or product developments could have a significant impact on the value of our inventory and our reported operating results.  Our reserves for excess and obsolete inventory were $0.5 million and $0.9 million as of December 31, 2013 and 2012, respectively.

Goodwill and Impairments of Long-Lived Assets – In connection with certain acquisitions, we recorded goodwill representing the cost of the acquisition in excess of the fair value of the net assets acquired.  For purposes of evaluating goodwill impairment, the Company consists of one reporting unit, which is the same as the Company itself as a whole.  The fair value of the reporting unit is determined annually, or as indicators of impairment are identified, and the fair value is compared to the carrying value of the reporting unit.  Fair value is calculated using a combination of a market approach and a discounted cash flow calculation.  To execute the market approach, an equity fair value calculation is prepared using the share price of the Company’s common stock at selected periods of time multiplied by the total outstanding shares.  Our preferred shares are assumed converted into common shares for purposes of this calculation, and an equal weight is placed on each share price used.  The discounted cash flow calculation uses management’s operating budget to project the following fiscal year’s cash flows, and forecasted amounts for the next four years based on management’s best estimate of increases in sales and operating expenses as well as gross margin improvements.  If the fair value exceeds the carrying value, then no adjustment is necessary.  If the carrying value of the reporting unit exceeds the fair value, appraisals are performed of long-lived assets and other adjustments are made to arrive at a revised fair value balance sheet.  This revised fair value balance sheet (without goodwill) is compared to the fair value of the business previously determined, and a revised goodwill amount is determined.  If the indicated goodwill amount meets or exceeds the current carrying value of goodwill, then no adjustment is required.  However, if the result indicates a reduced level of goodwill, an impairment is recorded to state the goodwill at the revised level.  Any impairments of goodwill are recorded as a component of income from continuing operations.  As of December 31, 2012 the carrying value exceeded the fair value of our reporting unit, therefore we recorded an impairment of $0.6 million. As of December 31, 2013 and December 31, 2012 we had no goodwill recorded.

We review our long-lived assets for impairment periodically and/or whenever triggering events indicate that an impairment may have occurred.  We monitor our operations for triggering events that may cause us to perform an impairment analysis.  These events include, among others, loss of product lines, poor operating performance and abandonment of facilities.  For assets that are to be held and used, we compare undiscounted future cash flows associated with the asset (or asset group) and determine if the carrying value of the asset (asset group) will be recovered by those cash flows over the remaining useful life of the asset (or of the primary asset of an asset group).  If the future undiscounted cash flows indicate that the carrying value of the asset (asset group) will not be recovered, then the asset is marked to fair value.  For assets that are to be disposed of by sale or by a means other than by sale, the identified asset (or disposal group if a group of assets or entire business unit) is marked to fair value less costs to sell.  In the case of the planned sale of a business unit, disposal groups are reported as discontinued operations on the consolidated financial statements if cash flows of the disposal group are separately identifiable.  As of December 31, 2012 the carrying value exceeded the fair value of the assets, therefore we recorded an impairment of $1.3 million.

Income Taxes – We recognize deferred income tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities.  Deferred income tax assets also include federal, state and foreign net operating loss carry-forwards, primarily due to the significant operating losses incurred during recent years, as well as various tax credits.  We regularly review our deferred income tax assets for recoverability taking into consideration historical net income (losses), projected future income (losses) and the expected timing of the reversals of existing temporary differences.  We establish a valuation allowance when it is more likely than not that these assets will not be recovered.  As of December 31, 2013, we had a valuation allowance of $81.9 million.  Given the negative evidence provided by our history of operating losses, we were unable to conclude that it is more likely than not that our deferred tax assets would be recoverable through the generation of future taxable income.  We will continue to evaluate our valuation allowance requirements based on future operating results and business acquisitions and dispositions, and we may adjust our deferred tax asset valuation allowance.  Such changes in our deferred tax asset valuation allowance will be reflected in current operations through our income tax provision.

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

 Workers’ Compensation and General Liabilities – We make payments for workers’ compensation and general liability claims generally through the use of a third party claims administrator.  We have purchased insurance coverage for large claims over our large deductible, retroactive and self-insured retention levels.  Our workers’ compensation liabilities are developed using actuarial methods based upon historical data for payment patterns, cost trends, and other relevant factors.  In order to consider a range of possible outcomes, we have based our estimates of liabilities in this area on several different sources of loss development factors, including those from the insurance industry, the manufacturing industry, and factors developed in-house.  Our general approach is to identify a reasonable, logical conclusion, typically in the middle range of the possible outcomes.  While we believe that our liabilities for workers’ compensation and general liability claims as of December 31, 2013 are adequate and that the judgment applied is appropriate, such estimated liabilities could differ materially from what will actually transpire in the future.

Environmental and Other Contingencies – We and certain of our current and former direct and indirect corporate predecessors, subsidiaries and divisions are involved in remedial activities at certain present and former locations and have been identified by the United States Environmental Protection Agency, state environmental agencies and private parties as potentially responsible parties (“PRPs”) at a number of hazardous waste disposal sites under the Comprehensive Environmental Response, Compensation and Liability Act (“Superfund”) or equivalent state laws and, as such, may be liable for the cost of cleanup and other remedial activities at these sites.  Responsibility for cleanup and other remedial activities at a Superfund site is typically shared among PRPs based on an allocation formula.  Under the federal Superfund statute, parties could be held jointly and severally liable, thus subjecting them to potential individual liability for the entire cost of cleanup at the site.  Based on our estimate of allocation of liability among PRPs, the probability that other PRPs, many of whom are large, solvent, public companies, will fully pay the costs apportioned to them, currently available information concerning the scope of contamination, estimated remediation costs, estimated legal fees and other factors, we have recorded and accrued for environmental liabilities in amounts that we deem reasonable.  The ultimate costs will depend on a number of factors and the amount currently accrued represents our best current estimate of the total costs to be incurred.  We expect this amount to be substantially paid over the next one to ten years.  See Note 13 to the Consolidated Financial Statements in Part II, Item 8.

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

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Katy Industries, Inc.

We have audited the accompanying consolidated balance sheets of Katy Industries, Inc. and Subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ (deficit) equity, and cash flows for each of the years in the two-year period ended December 31, 2013. Katy Industries, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Katy Industries, Inc. and Subsidiaries as of December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

/s/ UHY LLP

St. Louis, Missouri
March 31, 2014

KATY INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2013 and 2012
(Amounts in Thousands)

ASSETS

	2013	2012
CURRENT ASSETS:
Cash	$708	$621
Trade accounts receivable, net of allowances of $171 and $38	7,206	9,270
Inventories, net	10,004	12,733
Other current assets	663	1,456
Assets held for sale	74	1,675

Total current assets	18,655	25,755

OTHER ASSETS:	1,375	1,835

PROPERTY AND EQUIPMENT
Land and improvements	251	251
Buildings and improvements	3,080	3,084
Machinery and equipment	52,164	51,783

	55,495	55,118
Less - Accumulated depreciation	(48,533)	(46,716)

Property and equipment, net	6,962	8,402

Total assets	$26,992	$35,992

See Notes to Consolidated Financial Statements.

KATY INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2013 and 2012
(Amounts in Thousands, Except Share Data)

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY

	2013	2012
CURRENT LIABILITIES:
Accounts payable	$5,983	$6,172
Book overdraft	264	493
Accrued compensation	1,411	1,423
Accrued expenses	7,062	8,775
Payable to related party	2,750	2,250
Deferred revenue	186	688
Revolving credit agreement	7,706	10,903

Total current liabilities	25,362	30,704

DEFERRED REVENUE	316	1,917

OTHER LIABILITIES	3,794	5,964

Total liabilities	29,472	38,585

COMMITMENTS AND CONTINGENCIES (Note 14)

STOCKHOLDERS’ (DEFICIT) EQUITY
15% Convertible preferred stock, $100 par value; authorized 1,200,000 shares; issued and outstanding 1,131,551 shares; liquidation value $113,155	108,256	108,256
Common stock, $1 par value; authorized 35,000,000 shares; issued 9,822,304 shares	9,822	9,822
Additional paid-in capital	27,110	27,110
Accumulated other comprehensive loss	(848)	(2,463)
Accumulated deficit	(125,383)	(123,881)
Treasury stock, at cost, 1,871,128 shares	(21,437)	(21,437)

Total stockholders' (deficit) equity	(2,480)	(2,593)

Total liabilities and stockholders' (deficit) equity	$26,992	$35,992

See Notes to Consolidated Financial Statements.

KATY INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED DECEMBER 31, 2013 and 2012
(Amounts in Thousands, Except Per Share Data)

	2013	2012

Net sales	$78,256	$80,315
Cost of goods sold	66,359	68,060
Gross profit	11,897	12,255
Selling, general and administrative expenses	12,287	15,224
Severance, restructuring and related charges	338	-
Impairment of long-lived assets	-	1,934
Loss on sale or disposal of assets	230	-
Operating loss	(958)	(4,903)
Interest expense	(767)	(730)
Other, net	171	279

Loss from continuing operations before income tax	(1,554)	(5,354)
Income tax expense from continuing operations	(21)	(19)

Loss from continuing operations	(1,575)	(5,373)
Income (loss) from operations of discontinued businesses (net of tax)	73	(9,453)
Loss on sale of discontinued businesses (net of tax)	-	(280)

Net loss	(1,502)	(15,106)

Other comprehensive (loss) income
Foreign currency translation	(71)	36
Pension and other postretirement benefits	1,686	(138)
Total comprehensive income (loss)	$113	$(15,208)

Net loss per share of common stock - Basic and Diluted
Loss from continuing operations	$(0.20)	$(0.68)
Discontinued operations	0.01	(1.22)
Net loss	$(0.19)	$(1.90)

See Notes to Consolidated Financial Statements.

KATY INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2013 and 2012
(Amounts in Thousands, Except Share Data)

						Accumulated
	Convertible		Common			Other
	Preferred Stock		Stock		Additional	Compre-			Total
	Number of	Par	Number of	Par	Paid-in	hensive	Accumulated	Treasury	Stockholders'
	Shares	Value	Shares	Value	Capital	Loss	Deficit	Stock	(Deficit) Equity
Balance, January 1, 2011	1,131,551	$108,256	9,822,304	$9,822	$27,110	$(2,361)	$(108,775)	$(21,437)	$12,615
Net loss	-	-	-	-	-	-	(15,106)	-	(15,106)
Foreign currency translation adjustment	-	-	-	-	-	36	-	-	36
Pension and other postretirement benefits	-	-	-	-	-	(138)	-	-	(138)
Balance, December 31, 2012	1,131,551	$108,256	9,822,304	$9,822	$27,110	$(2,463)	$(123,881)	$(21,437)	$(2,593)
Net loss	-	-	-	-	-	-	(1,502)	-	(1,502)
Foreign currency translation adjustment	-	-	-	-	-	(71)	-	-	(71)
Pension and other postretirement benefits	-	-	-	-	-	1,686	-	-	1,686
Balance, December 31, 2013	1,131,551	$108,256	9,822,304	$9,822	$27,110	$(848)	$(125,383)	$(21,437)	$(2,480)

See Notes to Consolidated Financial Statements.

KATY INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2013 and 2012
(Amounts in Thousands)

	2013	2012
Cash flows from operating activities:
Net loss	$(1,502)	$(15,106)
(Income) loss from discontinued operations	(73)	9,733
Loss from continuing operations	(1,575)	(5,373)
Depreciation	2,034	2,163
Impairment of long-lived assets	-	1,934
Amortization of intangible assets	-	249
Write-off and amortization of debt issuance costs	209	238
Stock-based compensation	13	(11)
Loss on sale or disposal of assets	230	-
	911	(800)
Changes in operating assets and liabilities:
Accounts receivable	(446)	934
Inventories	654	899
Other assets	579	3,218
Accounts payable	664	(2,346)
Accrued expenses	(594)	649
Payable to related party	500	500
Deferred Revenue	(195)	(186)
Other liabilities	(511)	227
	651	3,895

Net cash provided by continuing operations	1,562	3,095
Net cash provided by discontinued operations	764	458
Net cash provided by operating activities	2,326	3,553

Cash flows from investing activities:
Capital expenditures	(566)	(844)
Net cash used in continuing operations	(566)	(844)
Net cash provided by discontinued operations	1,913	863
Net cash provided by investing activities	1,347	19

Cash flows from financing activities:
Net repayments on revolving loans	(3,197)	(3,481)
Decrease in book overdraft	(229)	(453)
Net cash used in financing activities	(3,426)	(3,934)

Effect of exchange rate changes on cash from continuing operations	(142)	456
Effect of exchange rate changes on cash from discontinued operations	(18)	(203)
Net effect of exchange rate changes on cash	(160)	253
Net increase (decrease) in cash	87	(109)
Cash, beginning of period	621	730
Cash, end of period	$708	$621

See Notes to Consolidated Financial Statements.

KATY INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2013 and 2012

Note 1.	ORGANIZATION OF THE BUSINESS

Katy Industries, Inc. (“Katy” or the “Company”) was organized as a Delaware corporation in 1967.  The activities of the Company include the manufacture, import and distribution of a variety of commercial cleaning supplies and storage products.  Principal geographic markets are in the United States and Canada and include the sanitary maintenance, foodservice, mass merchant retail and home improvement markets.

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

As discussed in Note 3, on July 24, 2012, the Company announced the closure of the Container division in Norwalk California; on September 20, 2012 the Company sold certain assets related to the Gemtex division and on January 24, 2013 the Company announced the closure of the Glit division.  The Company accounted for these divisions as discontinued operations, and accordingly, has reclassified the financial results for all periods presented to reflect them as such.  Unless otherwise noted, discussions in these notes pertain to the Company’s continuing operations.

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

Deferred Revenue – In connection with the sale of the DISCO division of Continental Commercial Products, Inc. (“CCP”) on October 4, 2011, the Company entered into a supply agreement (the “Supply Agreement”) with DISCO Acquisition Corp. (the “Buyer”) whereby the Company will provide certain products to the Buyer, in accordance with the Supply Agreement, for a term ending September 30, 2016. A portion of the proceeds from the sale were deemed to be related to this Supply Agreement and were therefore deferred and will be amortized over the term of the Supply Agreement. This amortization period is expected to approximate the timing and quantity of shipments under the Supply Agreement. During the year ended December 31, 2013 and December 31, 2012, the Company recognized $2.1 million and $0.7 million as revenue, respectively. As of December 31, 2013, $0.5 million was recorded as deferred revenue, $0.2 million of which was current and $0.3 million of which was long-term.

Advertising Costs – Advertising costs are expensed as incurred.  Advertising costs expensed in 2013 and 2012 were $0.3 million and $0.4 million, respectively.

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

Inventories – Inventories are stated at the lower of cost or market value, and reserves are established for excess and obsolete inventory in order to ensure proper valuation of inventories.  Cost includes materials, labor and overhead.  At December 31, 2013 and 2012, approximately 80% and 65%, respectively, of the Company’s inventories were accounted for using the last-in, first-out (“LIFO”) method of costing, while the remaining inventories were accounted for using the first-in, first-out (“FIFO”) method.  Current cost, as determined using the FIFO method, exceeded LIFO cost by $4.4 million and $4.2 million at December 31, 2013 and 2012, respectively.  For the years ended December 31, 2013 and December 31, 2012 the Company recognized a loss of $0.1 million and $0.6 million, respectively, of LIFO valuation adjustments.  The components of inventories are:

	December 31,
	2013	2012
	(Amounts in Thousands)

Raw materials	$5,803	$6,133
Finished goods	9,101	11,708
Inventory reserves	(534)	(871)
LIFO reserve	(4,366)	(4,237)
	$10,004	$12,733

Goodwill – Goodwill represents the excess purchase price over the fair value of net assets acquired.  Goodwill is not amortized, but is tested for impairment annually as of the end of the fourth quarter.  For purposes of evaluating goodwill impairment, the Company consists of one reporting unit, which is the same as the Company itself as a whole.  The fair value of the reporting unit is determined annually, or as indicators of impairment are identified, and the fair value is compared to the carrying value of the reporting unit.  Fair value is calculated using a combination of a market approach and a discounted cash flow calculation.  To execute the market approach, an equity fair value calculation is prepared using the share price of the Company’s common stock at selected periods of time multiplied by the total outstanding shares.  Preferred shares are assumed converted into common shares for purposes of this calculation, and an equal weight is placed on each share price used.  The discounted cash flow calculation uses management’s operating budget to project the following fiscal year’s cash flows, and forecasted amounts for the next four years based on management’s best estimate of increases in sales and operating expenses as well as gross margin improvements.  If the fair value exceeds the carrying value, then no adjustment is necessary.  If the carrying value of the reporting unit exceeds the fair value, appraisals are performed of long-lived assets and other adjustments are made to arrive at a revised fair value balance sheet.  This revised fair value balance sheet (without goodwill) is compared to the fair value of the business previously determined, and a revised goodwill amount is determined.  If the indicated goodwill amount meets or exceeds the current carrying value of goodwill, then no adjustment is required.  However, if the result indicates a reduced level of goodwill, an impairment is recorded to state the goodwill at the revised level.  Any impairments of goodwill are recorded as a component of income from continuing operations.  As of December 31, 2012 the carrying value exceeded the fair value of our reporting unit, therefore we recorded an impairment of $0.6 million. As of December 31, 2013 and December 31, 2012 we had no goodwill recorded.

Property and Equipment – Property and equipment are stated at cost and depreciated using the straight-line method over their estimated useful lives: buildings (10-40 years); machinery and equipment (3-20 years); and leasehold improvements over the remaining lease period or useful life, if shorter.  Costs for repair and maintenance of machinery and equipment are expensed as incurred, unless the result significantly increases the useful life or functionality of the asset, in which case capitalization is considered.  Depreciation expense from continuing operations for 2013 and 2012 was $2.0 million and $2.2 million, respectively.

An asset retirement obligation associated with the retirement of a tangible long-lived asset is recognized as a liability in the period in which it is incurred or becomes determinable, with an associated increase in the carrying amount of the related long-term asset.  The cost of the tangible asset, including the initially recognized asset retirement cost, is depreciated over the useful life of the asset.  As of December 31, 2013, the Company has recorded an asset of $0.1 million and related liability of $0.7 million for retirement obligations associated with returning certain leased properties to the respective lessors upon the termination of the lease arrangements.  A summary of the changes in asset retirement obligation is included in the table below (amounts in thousands):

Asset retirement obligation at January 1, 2012	$953
Accretion expense	34
Write-off from closure and sale of discontinued businesses	(336)
Asset retirement obligation at December 31, 2012	651
Accretion expense	30
Asset retirement obligation at December 31, 2013	$681

On January 1, 2009, the Company entered into a new lease agreement for its largest facility in Bridgeton, Missouri.  In connection with the new lease agreement the Company was granted a tenant improvement allowance of $0.7 million in 2009.  The allowance was recorded as leasehold improvement assets and is being depreciated over the term of the new lease.  The Company also recorded a deferred rent liability of $0.7 million in 2009 which is being amortized as a reduction of rental expense over the term of the new lease on a straight-line basis.  The balance of the deferred rent liability was $0.4 million at December 31, 2013 and 2012.

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

Income Taxes – Income taxes are accounted for using a balance sheet approach known as the liability method.  The liability method accounts for deferred income taxes by applying the statutory tax rates in effect at the date of the balance sheet to the differences between the book basis and tax basis of the assets and liabilities.  The Company records a valuation allowance when it is more likely than not that some portion or all of the deferred income tax asset will not be realizable.  See Note 9.

Foreign Currency Translation – The results of the Company’s Canadian subsidiaries are translated to U.S. dollars using the current-rate method.  Assets and liabilities are translated at the year-end spot exchange rate, revenue and expenses at average exchange rates and equity transactions at historical exchange rates.  Exchange differences arising on translation are recorded as a component of accumulated other comprehensive loss.  The Company recorded losses on foreign exchange transactions (included in Other, net in the Consolidated Statements of Operations) of $1,000 and $20,000 in 2013 and 2012, respectively.

Accumulated Other Comprehensive Loss – The components of accumulated other comprehensive loss are foreign currency translation adjustments and pension and other postretirement benefits adjustments.  The balance of the foreign currency translation adjustments account was $0.6 and $0.5 million at December 31, 2013 and 2012, respectively. The balance of the pension and other postretirement benefits adjustments account was $0.3 million and $1.9 million at December 31, 2013 and 2012, respectively.

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

Stock Options and Other Stock Awards – Compensation cost recognized during the years ended December 31, 2013 and 2012 includes:  a) compensation cost for all stock options based on the grant date fair value amortized over the options’ vesting period and b) compensation cost for outstanding stock appreciation rights (“SARs”) as of December 31, 2013 and 2012 based on the respective December 31 fair value.  The Company re-measures the fair value of SARs each reporting period until the award is settled and compensation expense is recognized each reporting period for changes in fair value and vesting.

The following table shows total compensation expense (see Note 8 for descriptions of Stock Incentive Plans) included in the Consolidated Statements of Operations for the years ended December 31 (amounts in thousands):

	2013	2012

Stock appreciation right income	$(13)	$(11)

The fair value of stock options is estimated at the date of grant using a Black-Scholes option pricing model.  As the Company does not have sufficient historical exercise data to provide a basis for estimating the expected term, the Company uses the simplified method for estimating the expected term by averaging the minimum and maximum lives expected for each award.  In addition, the Company estimates volatility by considering its historical stock volatility over a term comparable to the remaining expected life of each award.  The risk-free interest rate is the current yield available on U.S. treasury issues with a remaining term equal to each award.  The Company estimates forfeitures using historical results.  Its estimates of forfeitures will be adjusted over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from their estimate.  No stock options were granted during the years ended December 31, 2013 or 2012.

The fair value of SARs, a liability award, was estimated at December 31, 2013 and 2012 using a Black-Scholes option pricing model.  The Company estimated the expected term by averaging the minimum and maximum lives expected for each award.  In addition, the Company estimated volatility by considering its historical stock volatility over a term comparable to the remaining expected life of each award.  The risk-free interest rate was the current yield available on U.S. treasury issues with a remaining term equal to each award.  The Company estimates forfeitures using historical results.  Its estimates of forfeitures will be adjusted over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from their estimate.  The assumptions for expected term, volatility and risk-free rate are presented in the table below:

December 31,
	2013	2012

Expected term (years)	0.1- 4.7	0.1- 4.7
Volatility	302.2% - 368.3%	203.3% - 464.4%
Risk-free interest rate	0.1% - 1.6%	0.1% - 0.7%

Recently Adopted Accounting Standards – In July 2012, the FASB issued guidance concerning the testing of indefinite-lived intangible assets for impairment. This guidance gives an entity the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with Codification Subtopic 350-30, Intangibles-Goodwill and Other, General Intangibles Other than Goodwill.  Under the guidance, an entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period. The amendments in this Accounting Standards Update (ASU) are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The amendments in this ASU did not have a material impact on the consolidated financial statements.

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

The closure of the Glit and Container divisions and the sale of the Gemtex division met the criteria for classification as discontinued operations in accordance with GAAP; therefore, the Company has classified the results of the Glit, Container, and Gemtex divisions as discontinued operations for all periods presented. The assets sold as part of the Glit division have been recorded as assets held for sale at December 31, 2012. Selected financial data for discontinued operations is summarized as follows (amounts in thousands):

	For the Year Ended
	December 31,
	2013
	Total	Container Division	Gemtex Division	Glit Division

Net sales	$7,991	$-	$-	$7,991

Operating income (loss) - net of tax	$73	$(333)	$12	$394

	For the Year Ended
	December 31,
	2012
	Total	Container Division	Gemtex Division	Glit Division

Net sales	$33,111	$8,547	$4,419	$20,145

Operating loss - net of tax	$(9,453)	$(386)	$(1,164)	$(7,903)

Loss on sale - net of tax	$(280)	$-	$(280)	$-

The components of assets and liabilities held for sale as of December 31, 2013 and December 31, 2012 are as follows (amounts in thousands):

	December 31, 2013	December 31, 2012
Property and equipment, net	$-	$1,300
Intangibles	-	375
Receivables from property and equipment sales	74	-
	$74	$1,675

Note 4.	INDEBTEDNESS

On October 4, 2011, CCP, Glit/Gemtex, Ltd. and 3254018 Nova Scotia Limited (collectively, the “Borrowers”), wholly-owned subsidiaries of the Company, entered into a Loan and Security Agreement (as amended, the “PB Loan Agreement”) with the PrivateBank and Trust Company (“PrivateBank”).  On May 31, 2012, the PB Loan Agreement was amended (the “First Amendment”) to provide additional flexibility under the financial covenants by replacing the minimum fixed charge ratio covenant for the period of April 27, 2012 to October 26, 2012, with a minimum earnings before interest, taxes, depreciation and amortization covenant and reduced the borrowing availability by $1 million. In addition, the Company and PrivateBank agreed to certain specified transactions, which could include the sale or disposition of certain assets. The PB Loan Agreement was amended a second time on August 17, 2012 to modify the definition of earnings before interest, taxes, depreciation and amortization. In conjunction with the announced closure of the Glit division (see note 3), the PB Loan Agreement was amended a third time (the “Third Amendment”) on February 18, 2013.  The Third Amendment reduced the revolving credit facility from $20 million to $16 million on February 18, 2013 and from $16 million to $15 million on March 15, 2013.  In addition, the Third Amendment established a new fixed charge ratio covenant.

The PB Loan Agreement, as amended, is a $15.0 million revolving credit facility, including a $3.0 million sub-limit for letters of credit. From October 4, 2011 to May 31, 2012 the PB Loan Agreement included a $2.5 million sub-limit for capital expenditures (“CapEx Sublimit”). The proceeds of the Borrowers’ initial borrowing under the PB Loan Agreement were used to repay the Revolving Credit, Term Loan and Security Agreement, as amended (“PNC Credit Agreement”), with PNC Bank, National Association (“PNC Bank”) and pay fees and expenses associated with the negotiation and consummation of the credit facility.  All extensions of credit under the PB Loan Agreement are collateralized by a first priority security interest in and lien upon substantially all present and future assets and properties of the Company and the Borrowers.  The Company guarantees the obligations of the Borrowers under the PB Loan Agreement.  There was $7.7 million and $10.9 million outstanding under the PB Loan Agreement as of December 31, 2013 and December 31, 2012, respectively.

The PB Loan Agreement has an expiration date of September 29, 2014 and its borrowing base is determined by eligible inventory and accounts receivable, amounting to $12.0 million at December 31, 2013.  The Company’s borrowing base under the PB Loan Agreement is reduced by the outstanding amount of standby and commercial letters of credit and any outstanding borrowings under the CapEx Sublimit.  There were $0.2 million in outstanding borrowings under the CapEx Sublimit as of December 31, 2012. Currently, the Company’s largest letters of credit relate to its casualty insurance programs.

The PB Loan Agreement requires the Company to have a minimum level of availability such that eligible collateral must exceed the sum of its outstanding borrowings and letters of credit by $1.3 million. Total outstanding letters of credit were $1.4 million at December 31, 2013. Our unused borrowing availability at December 31, 2013 under the PB Loan Agreement was $1.6 million.

Borrowings under the PB Loan Agreement bear interest at a per annum rate equal to the sum of the Prime Rate Revolving Loans Applicable Margin plus the Prime Rate (each as defined in the PB Loan Agreement), or an aggregate of 4.75% and 4.25% at December 31, 2013 and December 31, 2012, respectively.  An unused commitment fee of 50 basis points per annum is payable monthly on the average unused amount of the PB Loan Agreement.

The PB Loan Agreement includes a financial covenant regarding fixed charge coverage ratio.  The Company was in compliance with this financial covenant at December 31, 2013.

All of the debt under the PB Loan Agreement is re-priced to current rates at frequent intervals.  Therefore, its fair value approximates its carrying value at December 31, 2013.  For the years ended December 31, 2013 and December 31, 2012, the Company had amortization of debt issuance costs, included within interest expense, of $0.2 million.

The PB Loan Agreement required lockbox agreements which provided for all Company receipts to be swept daily to reduce borrowings outstanding.  These agreements, combined with the existence of a material adverse effect (“MAE”) clause in the PB Loan Agreement, caused the revolving credit facility to be classified as a current liability, per guidance in the Accounting Standards Codification established by the Financial Accounting Standards Board.  The MAE clause, which is a fairly typical requirement in commercial credit agreements, allows the lender to require the loan to become due if it determines there has been a material adverse effect on the Company’s operations, business, properties, assets, liabilities, condition, or prospects. Subsequent to year end the PB Loan Agreement was paid off and replaced with a $27 million revolver with BMO Harris N.A. (see Note16).

Note 5.	EARNINGS (LOSS) PER SHARE

The consolidated financial statements include basic and diluted earnings (loss) per share. Diluted per share information is calculated by considering the impact of potential common stock on the weighted average shares outstanding. Potential common stock consists of (a) incremental shares that would be available for issuance upon the assumed exercise of stock options “in the money” based on the average stock price for the respective period and (b) convertible preferred shares accounted for using the “if converted” basis, which assumes their conversion to common stock at a ratio of 16.6:1, pursuant to the terms of the Recapitalization, as defined and described in Note 7. The basic and diluted earnings per share (“EPS”) calculations are as follows:

	For the Years Ended December 31,
	2013	2012
	(Amounts in Thousands, except per share amounts)

Loss from continuing operations	$(1,575)	$(5,373)
Discontinued operations	73	(9,733)
Net loss	$(1,502)	$(15,106)

Average common shares outstanding - Basic and Diluted	7,951	7,951

Per share amount - Basic and Diluted:
Loss from continuing operations	$(0.20)	$(0.68)
Discontinued operations	0.01	(1.22)
Net loss	$(0.19)	$(1.90)

As of December 31, 2013, no options were in the money and 12,000 options were out of the money. As of December 31, 2012, no options were in-the-money and 18,000 options were out-of-the money.  At December 31, 2013 and 2012, 1,131,551 convertible preferred shares were outstanding, which are in total convertible into 18,859,183 shares of Katy common stock. Convertible preferred shares were not included in the calculation of diluted earnings (loss) per share for the year ended December 31, 2013 and December 31, 2012, respectively, because of their anti-dilutive impact as a result of the Company’s net loss position.

Note 6.	RETIREMENT BENEFIT PLANS

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

The Company expects to contribute $76,000 to the pension plans in fiscal 2014.  The Company uses a December 31 measurement date for its pension and other postretirement benefit plans.  The fair value of plan assets was determined by using quoted prices in active markets for identical assets (Level 1 inputs per the fair value hierarchy).  The fair value and allocation of pension plan assets is as follows (amounts in thousands):

	December 31,
	2013		2012
	Plan Assets		Plan Assets
Asset Category	Fair Value	Percentage	Fair Value	Percentage

Equity Securities	$670	63%	$550	58%
Fixed Income Securities	272	25%	273	29%
Money Market	113	11%	103	11%
Other	14	1%	15	2%
	$1,069	100%	$941	100%

The following table presents the funded status of the Company’s pension and postretirement benefit plans for the years ended December 31, 2013 and 2012:

	Pension Benefits		Other Benefits
	2013	2012	2013	2012
		(Amounts in Thousands)
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$1,454	$1,395	$2,769	$2,699
Interest cost	56	64	41	123
Actuarial (gain) loss	(58)	122	(1,598)	214
Benefits paid	(30)	(127)	(215)	(267)
Projected benefit obligation at end of year	$1,422	$1,454	$997	$2,769

Change in plan assets:
Fair value of plan assets at beginning of year	$941	$955	$-	$-
Actual return on plan assets	100	46	-	-
Employer contributions	58	67	214	266
Benefits paid	(30)	(127)	(214)	(266)
Fair value of plan assets at end of year	$1,069	$941	$-	$-

Funded status at end of year	$(353)	$(513)	$(997)	$(2,769)

Amounts recognized in Consolidated Balance Sheets:
Other non-current assets	$(46)	$(36)	$-	$-
Accrued expenses	-	-	146	231
Other liabilities	399	549	851	2,538
Total	$353	$513	$997	$2,769

Accumulated other comprehensive loss at December 31, 2013 and 2012 included unrecognized actuarial losses related to pension benefits of $0.6 million and $0.8 million, respectively, that had not yet been recognized in net periodic pension cost.  Accumulated other comprehensive loss at December 31, 2013 included unrecognized actuarial gains related to other benefits of $0.4 million that had not yet been recognized in net periodic pension cost.  The actuarial losses and gains included in accumulated other comprehensive loss and expected to be recognized in net periodic pension cost during the fiscal year ending December 31, 2014 are $37,000 gain for pension benefits and $17,000 loss for other benefits.  The accumulated benefit obligation for all pension plans was $1.4 million and $1.5 million at December 31, 2013 and 2012, respectively.

The following table lists the projected benefit obligation (“PBO”), accumulated benefit obligation (“ABO”) and fair value of plan assets for the pension plans with PBOs and ABOs in excess of plan assets at December 31, 2013 and 2012 (amounts in thousands):

	2013		2012
	Projected benefit obligation exceeds plan assets	Accumulated benefit obligation exceeds plan assets	Projected benefit obligation exceeds plan assets	Accumulated benefit obligation exceeds plan assets

Projected benefit obligation	$1,261	$1,261	$1,284	$1,284
Accumulated benefit obligation	$1,261	$1,261	$1,284	$1,284
Fair value of plan assets	$863	$863	$735	$735

The following table presents the assumptions used to determine the Company’s benefit obligations at December 31, 2013 and 2012 along with sensitivity of the Company’s plans to potential changes in certain key assumptions (dollars in thousands):

	Pension Benefits		Other Benefits
	2013	2012	2013	2012
Assumptions as of December 31:
Discount rates	4.25%	4.80%	4.00%	4.80%
Expected long-term return rate on assets	5.75%	6.00%	N/A	N/A
Assumed rates of compensation increases	N/A	N/A	N/A	N/A
Medical trend rate pre-65 (initial)	N/A	N/A	8.00%	7.50%
Medical trend rate post-65 (initial)	N/A	N/A	7.50%	7.50%
Medical trend rate (ultimate)	N/A	N/A	5.00%	5.00%
Years to ultimate rate pre-65	N/A	N/A	8	8
Years to ultimate rate post-65	N/A	N/A	8	8

Impact of one-percent increase in medical trend rate:
Increase in accumulated postretirement benefit obligation			$58	$287
Increase in service cost and interest cost			$2	$12

Impact of one-percent decrease in medical trend rate:
Decrease in accumulated postretirement benefit obligation			$53	$246
Decrease in service cost and interest cost			$2	$10

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

The following table presents components of the net periodic benefit cost for the Company’s pension and postretirement benefit plans during 2013 and 2012 (amounts in thousands):

	Pension Benefits		Other Benefits
	2013	2012	2013	2012

Interest cost	$56	$64	$41	$123
Expected return on plan assets	(55)	(56)	-	-
Amortization of net loss (gain)	48	48	(23)	44
Net periodic benefit cost	$49	$56	$18	$167

The following table presents estimated future benefit payments (amounts in thousands):

	Pension Benefits	Other Benefits

2013	$37	$145
2014	89	145
2015	270	113
2016	46	100
2017	108	95
Thereafter	387	372
	$937	$970

In addition to the plans described above, in 1993 the Company’s Board of Directors approved a retirement compensation program for certain officers and employees of the Company and a retirement compensation arrangement for the Company’s then Chairman and Chief Executive Officer.  The Board approved a total of $3.5 million to fund such plans.  Participants were allowed to defer 50% of their annual compensation as well as be eligible to participate in a profit sharing arrangement in which they vest over a five year period.  In 2001, the Company limited participation to existing participants as well as discontinued any profit sharing arrangements.  Participants can withdraw from the plan upon the latter of age 62 or termination from the Company.  The obligation created by this plan is partially funded.  Assets are held in a rabbi trust invested in various mutual funds.  Gains and/or losses are earned by the participant.  For the unfunded portion of the obligation, interest was accrued at 4% each year until March 2011, when interest earnings were suspended by the Company.  The Company had $0.3 million and $0.4 million recorded in accrued compensation and other liabilities at December 31, 2013 and 2012, respectively, for this obligation.

401(k) Plans

The Company offers its employees the opportunity to voluntarily participate in the 401(k) plan administered by the Company.  The Company makes matching and other contributions in accordance with the provisions of the plan and, under certain provisions, at the discretion of the Company.  The Company suspended matching and other contributions on January 1, 2011 and will evaluate on an annual basis whether such contributions will be reinstated. No contributions were made for 2013 and 2012.

The Company also provides to the Union employees, under the terms of the collective bargaining agreement, a fixed contribution to the 401K plan administered by the Union. The contributions were $136,000 and $140,000 for 2013 and 2012, respectively.

Note 7.	STOCKHOLDERS’ EQUITY

Convertible Preferred Stock

On June 28, 2001, the Company completed a recapitalization following an agreement on June 2, 2001 with KKTY Holding Company, LLC (“KKTY”), an affiliate of Kohlberg Investors IV, L.P. (the “Recapitalization”).  Under the terms of the Recapitalization, KKTY purchased 700,000 shares of newly issued preferred stock, $100 par value per share (“Convertible Preferred Stock”), which is convertible into 11,666,666 common shares, for an aggregate purchase price of $70.0 million.  The Convertible Preferred shares were entitled to a 15% payment in kind (“PIK”) dividend (that is, dividends in the form of additional shares of Convertible Preferred Stock), compounded annually, which started accruing on August 1, 2001.  PIK dividends were paid on August 1, 2002 (105,000 convertible preferred shares, equivalent to 1,750,000 common shares); August 1, 2003 (120,750 convertible preferred shares, equivalent to 2,012,500 common shares); August 1, 2004 (138,862.5 convertible preferred shares equivalent to 2,314,375 common shares); and on December 31, 2004 (66,938.5 convertible preferred shares, equivalent to 1,115,642 common shares).  No dividends accrue or are payable after December 31, 2004.  If converted, the 11,666,666 common shares, along with the 7,192,517 equivalent common shares from PIK dividends paid through December 31, 2004, would represent approximately 70% of the outstanding shares of common stock as of December 31, 2013, excluding outstanding options.  The accruals of the PIK dividends were recorded as a charge to Additional Paid-in Capital due to the Company’s accumulated deficit position, and an increase to Convertible Preferred Stock.  The dividends were recorded at fair value and reduced earnings available to common shareholders in the calculation of basic and diluted earnings per share.

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

Note 8.	STOCK INCENTIVE PLANS

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

There are no authorized shares available for grant as of December 31, 2013 due to the expiration of previously approved plans.  A summary of the status of the Company’s stock option plans as of December 31, 2013, and changes during the year then ended is presented in the table below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)

Outstanding at January 1, 2013	18,000	$4.64

Granted	-	-
Expired	(6,000)	4.31

Outstanding at December 31, 2013	12,000	$4.80	0.9 years	$-

Vested and Exercisable at December 31, 2013	12,000	$4.80	0.9 years	$-

A summary of the status of the Company’s SARs plans as of December 31, 2013, and changes during the year then ended is presented in the table below:

SARs

Non-Vested at January 1, 2013	3,334

Granted	4,000
Vested	(7,334)
Cancelled	-

Non-Vested at December 31, 2013	-

Total Outstanding at December 31, 2013	171,000

At December 31, 2013, the aggregate liability related to SARs was $20,000 and is included in accrued expenses in the Consolidated Balance Sheets.

See Note 2 for a discussion of accounting for stock awards and related fair value disclosures.

Note 9.	INCOME TAXES

The income tax provision (benefit) is based on the following pre-tax income (loss):

	For the Years Ended December 31,
	2013	2012
	(Amounts in Thousands)

Domestic	$(1,460)	$(12,976)
Foreign	(21)	(2,111)
Total	$(1,481)	$(15,087)

The income tax provision (benefit) consists of the following:

	For the Years Ended December 31,
	2013	2012
	(Amounts in Thousands)
Current tax provision:
Federal	$-	$-
State	21	19
Total provision	$21	$19

Total provision	$21	$19

Actual income taxes reported from continuing operations are different than what would have been computed by applying the federal statutory tax rate to income from continuing operations before income taxes.  The reasons for this difference are as follows:

	For the Years Ended December 31,
	2013	2012
	(Amounts in Thousands)

Benefit from income taxes at statutory rate	$(501)	$(5,280)
State income taxes, net of federal benefit	14	12
Net operating losses adjustments	(18)	(112)
Valuation allowance adjustments	187	5,344
Permanent items	8	17
Reduction of tax reserves	332	-
Other, net	(1)	38
Net provision for income taxes	$21	$19

The significant components of the Company’s deferred income tax liabilities and assets are as follows:

	As of December 31,
	2013	2012
	(Amounts in Thousands)
Deferred tax liabilities
Inventory costs	$(642)	$(514)

Deferred tax assets
Allowance for doubtful receivables	$67	$14
Accrued expenses and other items	5,049	9,354
Difference between book and tax bases of property	(292)	(879)
Operating loss carry-forwards - domestic	62,068	58,179
Operating loss carry-forwards - foreign	2,663	2,240
Tax credit carry-forwards	12,967	13,299
	82,522	82,207
Less valuation allowance	(81,880)	(81,693)
	642	514
Net deferred income tax asset	$-	$-

At December 31, 2013, the Company had approximately $165.6 million of Federal net operating loss carry-forwards (“Federal NOLs”), which will expire in years 2020 through 2033 if not utilized prior to that time.  The remainder of the Company’s domestic and foreign net operating loss carry-forwards relate to certain U.S. operating subsidiaries, and the Company’s Canadian operations, respectively, and can only be used to offset income from these operations.  At December 31, 2013, the Company’s Canadian subsidiary has Canadian net operating loss carry-forwards of approximately $7.8 million that will expire in 2028 through 2033.  The tax credit carry-forwards relate to United States federal minimum tax credits of $1.2 million that have no expiration date, general business credits of $0.1 million that expire in years 2020 through 2022, and foreign tax credit carryovers of $11.7 million that expire in years 2014 through 2017.

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

Accounting for Uncertainty in Income Taxes

A reconciliation of the beginning and ending balance for liabilities associated with unrecognized tax benefits is as follows (amounts in thousands):

Balances at December 31, 2011	$109
Tax positions related to prior years	-
Reductions for tax positions related to prior years	-
Lapse of applicable statute of limitations	-
Balances at December 31, 2012	109
Tax positions related to prior years	-
Reductions for tax positions related to prior years	-
Lapse of applicable statute of limitations	-
Balances at December 31, 2013	$109

At December 31, 2013 and 2012, the Company had reserves totaling $0.1 million, primarily for various foreign income tax issues all of which, if recognized, would affect the effective tax rate.

The Company recognizes interest and penalties accrued related to the unrecognized tax benefits in the provision for income taxes.  During 2013 and 2012, the Company recognized an insignificant amount in interest and penalties.  The Company had approximately $25,000 for the payment of interest and penalties accrued at December 31, 2013 and 2012.

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

Examination of Tax Returns

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, various states and foreign jurisdictions.  The Company and its subsidiaries are generally no longer subject to U.S. federal, state and local examinations by tax authorities for years before 2009.

Note 10.	LEASE OBLIGATIONS

The Company has entered into non-cancelable operating leases for real property with original lease terms of up to ten years.  In addition, the Company leases manufacturing and data processing equipment under operating leases expiring during the next three years.

In most cases, management expects that in the normal course of business, leases will be renewed or replaced by other leases.  Future minimum lease payments as of December 31, 2013 are as follows (amounts in thousands):

2014	$2,995
2015	2,882
2016	2,346
2017	2,269
2018	2,098
Thereafter	-
$12,590

Rental expense for 2013 and 2012 for operating leases was $3.4 million and $3.3 million, respectively.

Note 11.	RELATED PARTY TRANSACTIONS

Kohlberg & Co., L.L.C., whose affiliate holds all 1,131,551 shares of the Company’s Convertible Preferred Stock, provides ongoing management oversight and advisory services to the Company.  At December 31, 2013 and 2012, the Company owed Kohlberg $2.8 million and $2.3 million, respectively, for these services which is recorded in current liabilities in the Consolidated Balance Sheets.  The Company incurred expense of $0.5 million for these services in both 2013 and 2012, which is recorded in selling, general and administrative expenses in the Consolidated Statements of Operations.  The Company expects to incur $0.5 million annually for these services in future years.

Note 12.	GEOGRAPHIC INFORMATION

The Company operates businesses in the United States and foreign countries.  The operations of businesses within major geographic areas for 2013 and 2012 are summarized as follows (amounts in thousands):

	United
	States	Canada	Other	Consolidated
2013:
Sales to unaffiliated customers	$74,526	$2,448	$1,282	$78,256
Long-lived assets	$6,929	$33	$-	$6,962
Total assets(1)	$25,699	$1,219	$-	$26,918

2012:
Sales to unaffiliated customers	$76,265	$2,371	$1,679	$80,315
Long-lived assets	$8,369	$33	$-	$8,402
Total assets (1)	$33,331	$986	$-	$34,317

(1) - Net of Assets Held for Sale.

Net sales for each geographic area include sales to unaffiliated customers located in that area, as reported in the Consolidated Statements of Operations.

Note 13.	COMMITMENTS AND CONTINGENCIES

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

Note 14.	SUPPLEMENTAL BALANCE SHEET INFORMATION

The following table provides detail regarding other current assets shown on the Consolidated Balance Sheets (amounts in thousands):

	December 31,
	2013	2012
Prepaids	$441	$658
Escrow	-	475
Non-trade miscellaneous receivables	44	15
Note Receivable	178	-
Other	-	308
Total	$663	$1,456

The following table provides detail regarding other assets shown on the Consolidated Balance Sheets (amounts in thousands):

	December 31,
	2013	2012
Note receivable	$525	$813
Debt issuance costs, net	136	281
Rabbi trust assets	482	456
Deposits	126	129
Trade credits	61	82
Other	45	74
Total	$1,375	$1,835

The following table provides detail regarding accrued expenses shown on the Consolidated Balance Sheets (amounts in thousands):

	December 31,
	2013	2012
Contingent liabilities	$3,420	$4,024
Advertising and rebates	2,077	2,375
Other	594	637
Severance	-	362
Commissions	292	317
Pension and postretirement benefits	144	231
Professional services	173	180
Accrued utilities	84	154
Asset retirement obligations	-	137
Sales tax	115	113
Medical self insurance	72	111
Deferred rent expense	71	71
Accrued SARs	20	33
Property taxes	-	30
Total	$7,062	$8,775

Contingent liabilities consist of accruals for estimated losses associated with environmental issues and the uninsured portion of general and product liability and workers’ compensation claims.

The following table provides detail regarding other liabilities shown on the Consolidated Balance Sheets (amounts in thousands):

	December 31,
	2013	2012
Pension and postretirement benefits	$1,245	$3,089
Deferred compensation	740	767
Asset retirement obligations	675	515
Deferred lease	738	746
Accrued restructuring	-	380
Deferred rent expense	286	357
Accrued income taxes - long-term	110	110
Total	$3,794	$5,964

Note 15.	SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest and income taxes during the years ended December 31 was as follows (amounts in thousands):

	December 31,
	2013	2012
Interest	$464	$523
Income taxes	$10	$28

Note 16.	SUBSEQUENT EVENTS

On February 19, 2014, the Company acquired all of the equity interests of Ft. Wayne Holdings, Inc. (“FTW”), the parent company of Ft. Wayne Plastics, Inc. (“FWP”), a leading manufacturer of medium- to large- sized molded plastic components, specializing in low pressure, multi-nozzle structural plastic and gas assist solutions, for $11.5 million in cash, subject to certain pre-closing and post-closing purchase price adjustments. The acquisition of FWP’s premier manufacturing capabilities and dedication to customer service are highly complementary with the Company.

The recognized amounts of identifiable assets acquired and liabilities assumed, based upon their fair values as of February 19, 2014 are set forth below:

Current assets	$3,041
Long-term assets	4,215
Identifiable intangible assets	1,000
Total liabilities assumed	(892)
Total identifiable net assets	7,364
Goodwill	3,595
Net assets acquired	$10,959

The amounts shown above may change in the near term as management continues to assess the fair value of acquired assets and liabilities and evaluate the income tax implications of this business combination.

During 2013, the Company incurred $0.2 million in costs related to the acquisition of FWP. These costs included fees for legal, accounting, valuation and other professional fees. These costs have been included within general and administrative expenses.

The cash used for this acquisition was funded primarily through a new credit agreement (the “BMO Credit Agreement”) entered into on February 19, 2014 between the Company and BMO Harris Bank N.A. The BMO Credit Agreement provides the Company a $27.0 million revolving credit facility, including a $3.0 million sub-limit for letters of credit. The proceeds of the Company’s initial borrowing under the BMO Credit Agreement were used to repay the PB Credit Facility (as defined in Note 4), finance the acquisition of FTW (as defined above), and pay certain fees and expenses related to the negotiation and consummation of the credit facility and the acquisition. All extensions of credit under the BMO Credit Agreement are collateralized by a first priority security interest in and lien upon substantially all present and future assets and properties of the Company.

The BMO Credit Agreement has an expiration date of February 17, 2017 and its borrowing base is determined by eligible inventory, accounts receivable, machinery and equipment and owned real estate. The  borrowing base under the BMO Credit Agreement is reduced by the outstanding amount of standby and commercial letters of credit.

Borrowings under the BMO Credit Agreement bear interest at a per annum rate equal to, at the Borrower’s option, (a) the Base Rate plus applicable Base Rate Margin, which varies from 0.50% to 1.00% based on average excess availability, or (b) reserve adjusted Eurodollar Rate plus the applicable Eurodollar Rate Margin, which varies from 1.50% to 2.00% based on average excess availability. The Base Rate is the greatest of (i) BMO Harris’ prime commercial rate as in effect on such day, (ii) the sum of the Fed Funds rate for such day plus 0.5%, and (iii) the Eurodollar Rate for one month plus 1.50%. The Eurodollar Rate is the British Bankers Association LIBOR Rate, as published by Reuters (or other commercially available source) with a term equivalent to the applicable one, two, three or six month interest period. An unused commitment fee of 25 basis points per annum is payable quarterly on the average unused amount of the BMO Credit Agreement. The BMO Credit Agreement includes financial covenants regarding fixed charge coverage ratio, maximum annual capital expenditures, minimum consolidated EBITDA at March 28, 2014 and minimum availability through June 2014.

The BMO Credit Agreement requires a lockbox agreement which provides receipts (subject to certain exceptions) to be swept daily to reduce borrowings outstanding. This provision in the BMO Credit Agreement causes the BMO Credit Agreement to be classified as a current liability, per guidance in the Accounting Standards Codification established by the Financial Accounting Standards Board. The Company does not expect to repay, or be required to repay, within one year, the balance of the BMO Credit Agreement, which will be classified as a current liability. The BMO Credit Agreement does not expire or have a maturity date within one year, but rather has a final expiration date of February 17, 2017.

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

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate control over financial reporting, as defined in Exchange Act Rule 13a-15(f).  Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2013 based on criteria established in Internal Control-Integrated Framework  (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  As a result of this assessment, management concluded that, as of December 31, 2013, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the year ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Item 9B.  OTHER INFORMATION

None

PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding the directors of the Company is incorporated herein by reference to the information set forth under the section entitled “Election of Directors” in the Proxy Statement of Katy Industries, Inc. for its 2014 annual meeting of shareholders (the “2013 Proxy Statement”), which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after December 31, 2013.

Information regarding executive officers of the Company is incorporated herein by reference to the information set forth under the section entitled “Information Concerning Directors and Executive Officers” in the 2013 Proxy Statement.

Information regarding compliance with Section 16 of the Securities Exchange Act of 1934 is incorporated herein by reference to the information set forth under the Section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2013 Proxy Statement.

Information regarding the Company’s Code of Ethics is incorporated herein by reference to the information set forth under the Section entitled “Code of Ethics” in the 2013 Proxy Statement.

Item 11.  EXECUTIVE COMPENSATION

Information regarding compensation of executive officers is incorporated herein by reference to the information set forth under the section entitled “Executive Compensation” in the 2013 Proxy Statement.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding beneficial ownership of stock by certain beneficial owners and by management of the Company is incorporated by reference to the information set forth under the section “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management” in the 2013 Proxy Statement.

Equity Compensation Plan Information

The following table represents information as of December 31, 2013 with respect to equity compensation plans under which shares of the Company’s common stock are authorized for issuance:

Plan Category	Number of Securities to Be Issued on Exercise of Outstanding Option, Warrants and Rights	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuances Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))

	(a)	(b)	(c)
Equity Compensation Plans Approved by Stockholders	12,000	$4.80	0

Equity Compensation Plans Not Approved by Stockholders	201,000	$4.42	583,513

Total	213,000		583,513

Equity Compensation Plans Not Approved by Stockholders

On November 21, 2002, the Board of Directors approved the 2002 Stock Appreciation Rights Plan (the “2002 SAR Plan”), authorizing the issuance of up to 1,000,000 SARs.  Vesting of the SARs occurs ratably over three years from the date of issue.  The 2002 SAR Plan provides limitations on redemption by holders, specifying that no more than 50% of the cumulative number of vested SARs held by an employee could be exercised in any one calendar year.  The SARs expire ten years from the date of issue.  In 2013 and 2012, no SARs were granted to employees.  In 2013 and 2012, 2,000 SARs each were granted to each of the directors with a Stand-Alone Stock Appreciation Rights Agreement.  These SARs vest immediately and have an exercise price of $0.95 and $0.53, respectively.  At December 31, 2013, Katy had 201,000 SARs outstanding at a weighted average exercise price of $4.42.  The 2002 SAR Plan also provides that in the event of a Change in Control of the Company, all outstanding SARs may become fully vested.  In accordance with the 2002 SAR Plan, a “Change in Control” is deemed to have occurred upon any of the following events: 1) a sale of 100 percent of the Company’s outstanding capital stock, as may be outstanding from time to time; 2) a sale of all or substantially all of the Company’s operating subsidiaries or assets; or 3) a transaction or series of transactions in which any third party acquires an equity ownership in the Company greater than that held by KKTY Holding Company, L.L.C. and in which Kohlberg relinquishes its right to nominate a majority of the candidates for election to the Board of Directors.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions with management is incorporated herein by reference to the information set forth under the section entitled “Executive Compensation” in the 2013 Proxy Statement.

Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Information regarding principal accountant fees and services is incorporated herein by reference to the information set forth under the section entitled “Proposal 2 – Ratification of the Independent Public Auditors” in the 2013 Proxy Statement.

PART IV

Item 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	1. Financial Statements

The following financial statements of the Company are set forth in Part II, Item 8, of this Form 10-K:

-	Consolidated Balance Sheets as of December 31, 2013 and 2012
-	Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2013 and 2012
-	Consolidated Statements of Stockholders’ (Deficit) Equity for the years ended December 31, 2013 and 2012
-	Consolidated Statements of Cash Flows for the years ended December 31, 2013 and 2012
-	Notes to Consolidated Financial Statements

2.  Exhibits

The exhibits filed with this report are listed on the “Exhibit Index.”

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 31, 2014	KATY INDUSTRIES, INC.
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of this 31st day of March, 2014.

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
DECEMBER 31, 2013

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
*

10.20	Stand-Alone Stock Appreciation Rights Agreement (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed September 6, 2006).	*

10.22	Director Compensation Arrangements	58

10.23
Consent and First Amendment to Loan and Security Agreement dated May 31, 2012 among Continental Commercial Products, LLC, Glit/Gemtex, Ltd., 3254018 Nova Scotia Limited, Katy Industries, Inc. and The PrivateBank and Trust Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed  June 6, 2012).
*

10.24	Stock Purchase Agreement dated January 24, 2014 by and between Continental Commercial Products, LLC, and FTW Holdings, Inc. (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed January 30, 2014.	*

10.25	Credit and Security Agreement dated January 24, 2014 among Katy Industries, Inc., Continental Commercial Products LLC, 2155735 Ontario Inc., CCP Canada, Inc. and BMO Harris Bank N.A. (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed February 25, 2014.	*

21	Subsidiaries of Registrant	59

23	Consent of Independent Registered Public Accounting Firm	60

31.1	CEO Certification pursuant to Securities Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	61

31.2	CFO Certification pursuant to Securities Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	62

32.1	CEO Certification required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	63#

32.2	CFO Certification required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	64#

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