Form 10-Q
period 2014-03-28
KATY INDUSTRIES INC
filed 2014-05-12
CIK 54681

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 28, 2014

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class	Outstanding at April 25, 2014
Common Stock, $1 Par Value	7,951,176 Shares

KATY INDUSTRIES, INC.
FORM 10-Q
March 28, 2014

INDEX

			Page
PART I	FINANCIAL INFORMATION

	Item 1.	Financial Statements:

		Condensed Consolidated Balance Sheets March 28, 2014 (unaudited) and December 31, 2013	3,4

		Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) For the Three Months Ended March 28, 2014 and March 29, 2013 (unaudited)	5

		Condensed Consolidated Statements of Cash Flows For the Three Months Ended March 28, 2014 and March 29, 2013 (unaudited)	6

		Notes to Condensed Consolidated Financial Statements (unaudited)	7

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	15

	Item 4.	Controls and Procedures	18

PART II	OTHER INFORMATION		19

	Item 1.	Legal Proceedings	19

	Item 1A.	Risk Factors	19

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19

	Item 3.	Defaults Upon Senior Securities	19

	Item 4.	Mine Safety Disclosures	19

	Item 5.	Other Information	19

	Item 6.	Exhibits	19

	Signatures		20

	Certifications		20-23

Index
PART I  FINANCIAL INFORMATION

Item 1.  Financial Statements

KATY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF MARCH 28, 2014 (UNAUDITED) AND DECEMBER 31, 2013
 (Amounts in Thousands)

ASSETS

	March 28,	December 31,
	2014	2013
CURRENT ASSETS:

Cash	$561	$708
Accounts receivable, net	11,349	7,206
Inventories, net	12,390	10,004
Other current assets	2,197	663
Assets held for sale	21	74

Total current assets	26,518	18,655

OTHER ASSETS:
Goodwill	2,788	-
Intangibles, net	4,052	-
Other	1,821	1,375

Total other assets	8,661	1,375

PROPERTY AND EQUIPMENT
Land and improvements	535	251
Buildings and improvements	6,175	3,080
Machinery and equipment	53,331	52,164

	60,041	55,495
Less - Accumulated depreciation	(49,039)	(48,533)

Property and equipment, net	11,002	6,962

Total assets	$46,181	$26,992

See Notes to Condensed Consolidated Financial Statements.

Index
KATY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF MARCH 28, 2014 (UNAUDITED) AND DECEMBER 31, 2013
 (Amounts in Thousands, Except Share Data)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	March 28,	December 31,
	2014	2013
CURRENT LIABILITIES:

Accounts payable	$8,106	$5,983
Book overdraft	186	264
Accrued compensation	1,907	1,411
Accrued expenses	7,311	7,062
Payable to related party	3,275	2,750
Deferred revenue	186	186
Revolving credit agreement	22,489	7,706

Total current liabilities	43,460	25,362

DEFERRED REVENUE	279	316

OTHER LIABILITIES	3,798	3,794

Total liabilities	47,537	29,472

COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS’ (DEFICIT) EQUITY 15% Convertible preferred stock, $100 par value; authorized 1,200,000 shares; issued and outstanding 1,131,551 shares; liquidation value $113,155	108,256	108,256

Common stock, $1 par value; authorized 35,000,000 shares; issued 9,822,304 shares	9,822	9,822
Additional paid-in capital	27,110	27,110
Accumulated other comprehensive loss	(886)	(848)
Accumulated deficit	(124,221)	(125,383)
Treasury stock, at cost, 1,871,128 shares	(21,437)	(21,437)

Total stockholders' (deficit) equity	(1,356)	(2,480)

Total liabilities and stockholders' (deficit) equity	$46,181	$26,992

See Notes to Condensed Consolidated Financial Statements.

Index
KATY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED MARCH 28, 2014 AND MARCH 29, 2013
(Amounts in Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended
	March 28,	March 29,
	2014	2013

Net sales	$19,926	$18,161
Cost of goods sold	16,937	15,748
Gross profit	2,989	2,413
Selling, general and administrative expenses	3,890	3,385
Severance, restructuring and related charges	-	284
Operating loss	(901)	(1,256)
Interest expense	(281)	(170)
Other, net	40	34

Loss from continuing operations before income tax expense	(1,142)	(1,392)
Income tax benefit (expense) from continuing operations	2,304	(7)

Income (loss) from continuing operations	1,162	(1,399)
Income from operations of discontinued business (net of tax)	-	569

Net income (loss)	$1,162	$(830)

Net income (loss)	$1,162	$(830)

Other comprehensive income
Foreign currency translation	(38)	(12)
Total comprehensive income (loss)	$1,124	$(842)

Income (loss) per share of common stock - Basic:
Income (loss) from continuing operations	$0.15	$(0.17)
Discontinued operations	-	0.07
Net income (loss)	$0.15	$(0.10)

Income (loss) per share of common stock - Diluted:
Income (loss) from continuing operations	$0.04	$(0.17)
Discontinued operations	-	0.07
Net income (loss)	$0.04	$(0.10)

Weighted average common shares outstanding:
Basic and diluted	7,951	7,951
Diluted	26,810	7,951

See Notes to Condensed Consolidated Financial Statements.

Index
KATY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 28, 2014 AND MARCH 29, 2013
(Amounts in Thousands)
(Unaudited)

	Three Months Ended
	March 28,	March 29,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$1,162	$(830)
Income from discontinued operations	-	569
Income (loss) from continuing operations	1,162	(1,399)
Depreciation	525	542
Amortization of intangible assets	14	-
Amortization of debt issuance costs	161	48
Stock-based compensation	44	79
Deferred income taxes	(2,318)	-
	(412)	(730)
Changes in operating assets and liabilities:
Accounts receivable	(2,616)	(1,556)
Inventories	(981)	(973)
Other assets	(1,300)	(363)
Accounts payable	1,512	1,507
Accrued expenses	535	817
Payable to related party	125	(125)
Deferred revenue	(38)	(46)
Other	(172)	(278)
	(2,935)	(1,017)

Net cash used in continuing operations	(3,347)	(1,747)
Net cash provided by discontinued operations	53	756
Net cash used in operating activities	(3,294)	(991)

Cash flows from investing activities:
Payment for acquistion, net of cash received	(11,006)	-
Capital expenditures	(208)	(94)
Net cash used in investing activities	(11,214)	(94)

Cash flows from financing activities:
Net borrowings	14,783	1,371
Loan from related party	400	-
Decrease in book overdraft	(78)	(225)
Direct costs associated with debt facilities	(672)	(19)
Net cash provided by financing activities	14,433	1,127

Effect of exchange rate changes on cash from continuing operations	(69)	(40)
Effect of exchange rate changes on cash from discontinued operations	(3)	(16)
Effect of exchange rate changes on cash	(72)	(56)

Net decrease in cash	(147)	(14)
Cash, beginning of period	708	621
Cash, end of period	$561	$607

See Notes to Condensed Consolidated Financial Statements.

Index
KATY INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

Note 1.	SIGNIFICANT ACCOUNTING POLICIES

Consolidation Policy and Basis of Presentation – The condensed consolidated financial statements include the accounts of Katy Industries, Inc. and subsidiaries in which it has a greater than 50% voting interest or significant influence, collectively “Katy” or the “Company”.  All significant intercompany accounts, profits and transactions have been eliminated in consolidation.  The Condensed Consolidated Balance Sheet at March 28, 2014 and the related Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended March 28, 2014 and March 29, 2013 and Cash Flows for the three months ended March 28, 2014 and March 29, 2013 have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial condition, results of operations and cash flows of the Company for the interim periods.  Interim results may not be indicative of results to be realized for the entire year.  The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.  The Condensed Consolidated Balance Sheet as of December 31, 2013 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States (“GAAP”).

Fiscal Year – The Company operates and reports using a 4-4-5 fiscal year which always ends on December 31.  As a result, December and January do not typically consist of five and four weeks, respectively.  The three months ended March 28, 2014 and March 29, 2013 consisted of 61 and 63 shipping days, respectively.

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

Inventories – The components of inventories are as follows (amounts in thousands):

	March 28,	December 31,
	2014	2013

Raw materials	$6,968	$5,803
Finished goods	10,603	9,101
Inventory reserves	(658)	(534)
LIFO reserve	(4,523)	(4,366)
	$12,390	$10,004

At March 28, 2014 and December 31, 2013, approximately 79% and 80%, respectively, of Katy’s inventories were accounted for using the last-in, first-out (“LIFO”) method of costing, while the remaining inventories were accounted for using the first-in, first-out (“FIFO”) method.  Current cost, as determined using the FIFO method, exceeded LIFO cost by $4.5 million and $4.4 million at March 28, 2014 and December 31, 2013, respectively.

Share-Based Payment – Compensation cost recognized during the three months ended March 28, 2014 and March 29, 2013 includes: a) compensation cost for all stock options based on the grant date fair value amortized over the options’ vesting period and b) compensation cost for outstanding stock appreciation rights (“SARs”) as of March 28, 2014 and March 29, 2013 based on the March 28, 2014 and March 29, 2013 fair values, respectively.  The Company re-measures the fair value of SARs each reporting period until the award is settled and compensation expense is recognized each reporting period for changes in fair value and vesting.

Index
Compensation expense is included in selling, general and administrative expense in the Condensed Consolidated Statements of Operations.  The components of compensation expense are as follows (amounts in thousands):

	Three Months Ended
	March 28,	March 29,
	2014	2013

Stock appreciation right expense	$44	$79

The fair value of stock options are estimated at the date of grant using a Black-Scholes option pricing model.  As the Company does not have sufficient historical exercise data to provide a basis for estimating the expected term, the Company uses the simplified method for estimating the expected term by averaging the minimum and maximum lives expected for each award.  In addition, the Company estimated volatility by considering its historical stock volatility over a term comparable to the remaining expected life of each award.  The risk-free interest rate is the current yield available on U.S. treasury issues with a remaining term equal to each award.  The Company estimates forfeitures using historical results.  Its estimates of forfeitures will be adjusted over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from their estimate.  There were no stock options granted during the three months ended March 28, 2014 or March 29, 2013.

The fair value of SARs, a liability award, was estimated at March 28, 2014 and March 29, 2013 using a Black-Scholes option pricing model.  The Company estimated the expected term by averaging the minimum and maximum lives expected for each award.  In addition, the Company estimated volatility by considering its historical stock volatility over a term comparable to the remaining expected life of each award.  The risk-free interest rate was the current yield available on U.S. treasury issues with a remaining term equal to each award.  The Company estimates forfeitures using historical results.  Its estimates of forfeitures will be adjusted over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from their estimate.  The assumptions for expected term, volatility and risk-free rate are presented in the table below:

	March 28, 2014	March 29, 2013

Expected term (years)	2.4 - 4.6	0.9 - 4.6
Volatility	320.2% - 374.3%	290.0% - 348.6%
Risk-free interest rate	0.7% - 1.6%	0.1% - 0.7%

Accumulated Comprehensive Loss – The components of accumulated other comprehensive loss are foreign currency translation adjustments and pension and other postretirement benefits adjustments.  The balance of foreign currency translation adjustments was $0.6 million at March 28, 2014 and December 31, 2013.  The balance of pension and other postretirement benefits adjustments was $0.3 million at March 28, 2014 and December 31, 2013.

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

Recently Issued Accounting Standards – In March 2013, the Financial Accounting Standards Board (“FASB”) issued amended guidance that resolves the diversity in practice for the accounting for the cumulative translation adjustment upon derecognition of certain subsidiaries or groups of assets within a foreign entity. The amended guidance requires that when a parent entity ceases to have a controlling financial interest in a subsidiary or group of assets within a foreign entity, the parent is required to release any related cumulative translation adjustment into net income in instances when a sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. Additionally, the amended guidance clarifies that the sale of an investment in a foreign entity includes both (1) events that result in the loss of a controlling financial interest in a foreign entity and (2) events that result in an acquirer obtaining control of an acquiree in which it held an equity interest immediately before the acquisition date. In these instances, an entity is required to release the cumulative translation adjustment into net income. We adopted the FASB's amended guidance during the three months ended March 31, 2014. The adoption of the guidance did not have a significant impact on our financial position, results of operations or cash flows.

Index
Note 3.	DISCONTINUED OPERATIONS

On January 24, 2013, the Company announced the closure of the Glit division of Continental Commercial Products, LLC. The Company ceased the majority of the operations of the division in the first quarter of 2013.  In addition, the Company entered into agreements to sell certain assets related to the Glit division in the first quarter of 2013. The Company used the net proceeds from the sale of assets to settle the outstanding operating liabilities related to the division and reduce the outstanding balance under the PB Loan Agreement (as defined in Note 4 below).

On July 24, 2012, the Company announced the closure of the Container division of CCP. The Company sold certain assets related to the Container division for $0.6 million.

The closure of the Glit and Container divisions met the criteria for classification as discontinued operations in accordance with GAAP; therefore, the Company has classified the results of the Glit and Container divisions as discontinued operations for all periods presented. Selected financial data for discontinued operations is summarized as follows (amounts in thousands):

	For the Three Months Ended
	March 29, 2013
	Total	Container Division	Glit Division

Net sales	$6,960	$-	$6,960

Operating income (loss) - net of tax	$569	$(248)	$817

The Company recognized deferred revenue of $1.9 million in the three months ended March 29, 2013.The recognition of deferred revenue is included in net sales for the Glit Division.

The components of assets and liabilities held for sale as of March 28, 2014 and December 31, 2013 are as follows (amounts in thousands):

	March 28,	December 31,
	2014	2013
Assets
Receivables from property and equipment sales	$21	$74

Note 4.	EARNINGS (LOSS) PER SHARE

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

Index
	Three Months Ended
	March 28,	March 29,
	2014	2013

Income (loss) from continuing operations	$1,162	$(1,399)
Income from discontinued operations	-	569
Net income (loss)	$1,162	$(830)

Average common shares outstanding - Basic	7,951	7,951
Dilutive effect of stock options	-	-
Dilutive effect of convertible preferred stock	18,859	-
Average common shares outstanding - Diluted	26,810	7,951

Per share amount - Basic:
Income (loss) from continuing operations	$0.15	$(0.17)
Discontinued operations	-	0.07
Net income (loss)	$0.15	$(0.10)

Per share amount - Diluted:
Income (loss) from continuing operations	$0.04	$(0.17)
Discontinued operations	-	0.07
Net income (loss)	$0.04	$(0.10)

As of March 28, 2014, no options were in the money and 12,000 options were out of the money. As of March 29, 2013, no options were in the money and 18,000 options were out of the money. At March 28, 2014 and March 29, 2013, 1,131,551 convertible preferred shares were outstanding, which are in total convertible into 18,859,183 shares of the Company’s common stock. Convertible preferred shares were not included in the calculation of diluted earnings (loss) per share for the three months ended March 29, 2013 because of their anti-dilutive impact as a result of the Company’s net loss position.

Note 5.	INDEBTEDNESS

On February 19, 2014, the Company and BMO Harris Bank N.A. entered into a Credit and Security Agreement (the “BMO Credit Agreement”),  which provides the Company a $27.0 million revolving credit facility, including a $3.0 million sub-limit for letters of credit. The proceeds of the Company’s initial borrowing under the BMO Credit Agreement were used to repay the PrivateBank Loan and Security Agreement (the “PB Loan Agreement”), finance the acquisition of FTW (as defined in Note 11), and pay certain fees and expenses related to the negotiation and consummation of the BMO Credit Agreement and the acquisition. All extensions of credit under the BMO Credit Agreement are collateralized by a first priority security interest in and lien upon substantially all present and future assets and properties of the Company.

The BMO Credit Agreement has an expiration date of February 17, 2017 and its borrowing base is determined by eligible inventory, accounts receivable, machinery and equipment and owned real estate, amounting to $24.6 million at March 28, 2014. The borrowing base under the BMO Credit Agreement is reduced by the outstanding amount of standby and commercial letters of credit. Currently, the Company’s largest letters of credit relate to its casualty insurance programs. Upon extinguishment of the PB loan Agreement, the Company was required to advance cash to PrivateBank  as collateral for the outstanding letters of credit in the amount of $1.5 million, all of which was still outstanding at March 28, 2014. The cash advance is recorded within other current assets and the revolving credit agreement in the Consolidated Balance Sheets. There was $22.5 million outstanding under the BMO Loan Agreement and $7.7 million outstanding under the PB Loan Agreement as of March 28, 2014 and December 31, 2013, respectively.

Borrowings under the BMO Credit Agreement bear interest at a per annum rate equal to, at the Borrower’s option, (a) the Base Rate plus applicable Base Rate Margin, which varies from 0.50% to 1.00% based on average excess availability, or (b) reserve adjusted Eurodollar Rate plus the applicable Eurodollar Rate Margin, which varies from 1.50% to 2.00% based on average excess availability. The Base Rate is the greatest of (i) BMO Harris’ prime commercial rate as in effect on such day, (ii) the sum of the Fed Funds rate for such day plus 0.5%, and (iii) the Eurodollar Rate for one month plus 1.50%. The Eurodollar Rate is the British Bankers Association LIBOR Rate, as published by Reuters (or other commercially available source) with a term equivalent to the applicable one, two, three or six month interest period. An unused commitment fee of 25 basis points per annum is payable quarterly on the average unused amount of the BMO Credit Agreement. The BMO Credit Agreement includes financial covenants regarding fixed charge coverage ratio, maximum annual capital expenditures, minimum consolidated EBITDA at March 28, 2014 and minimum availability through June 2014. The Company was in compliance with the financial covenants at March 28, 2014.

Index
The BMO Credit Agreement requires a lockbox agreement which provides receipts (subject to certain exceptions) to be swept daily to reduce borrowings outstanding and allows for certain credit reserves to be set from time to time. These provisions in the BMO Credit Agreement cause the BMO Credit Agreement to be classified as a current liability, per guidance in the Accounting Standards Codification established by the Financial Accounting Standards Board. The Company does not expect to repay, or be required to repay, within one year, the balance of the BMO Credit Agreement, which is classified as a current liability. The BMO Credit Agreement does not expire or have a maturity date within one year, but rather has a final expiration date of February 17, 2017.

All of the debt under the BMO Credit Agreement is re-priced to current rates at frequent intervals.  Therefore, its fair value approximates its carrying value at March 28, 2014.  For the three months ended March 28, 2014 and March 29, 2013, the Company had amortization of debt issuance costs, included within interest expense, of $161,000 and $48,000, respectively. Included in amortization of debt issuance costs for the three months ended March 28, 2014 is approximately $109,000 of debt issuance costs written off due to the extinguishment of the PB Loan Agreement.

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

Information regarding the Company’s net periodic benefit cost for pension and other postretirement benefit plans for the three months ended March 28, 2014 and March 29, 2013 is as follows (amounts in thousands):

	Pension Benefits		Other Benefits
	Three Months Ended		Three Months Ended
	March 28,	March 29,	March 28,	March 29,
	2014	2013	2014	2013
Components of net periodic benefit cost:
Interest cost	$14	$14	$10	$26
Expected return on plan assets	(15)	(14)	-	-
Amortization of net loss (gain)	9	12	(5)	15
Net periodic benefit cost	$8	$12	$5	$41

During the three months ended March 28, 2014, the Company made contributions to the pension plans of $14,000.  The Company expects to contribute an additional $41,000 to the pension plans throughout the remainder of 2014.  The Company uses a December 31 measurement date for its pension and other postretirement benefit plans.  The fair value of plan assets was determined by using quoted prices in active markets for identical assets (Level 1 inputs per the fair value hierarchy).

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

Index
The following table summarizes stock option activity under each of the Company’s applicable plans:

Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Options	Price	Life	(in thousands)

Outstanding at December 31, 2013	12,000	$4.80

Granted	-	$-
Exercised	-	$-
Expired	-	$-
Cancelled	-	$-

Outstanding at March 28, 2014	12,000	$4.80	0.6 years	$-

Vested and Exercisable at March 28, 2014	12,000	$4.80	0.6 years	$-

The following table summarizes SARs activity under each of the Company’s applicable plans:

SARs

Non-Vested at December 31, 2013	-

Granted	-
Vested	-
Cancelled	-

Non-Vested at March 28, 2014	-

Total Outstanding at March 29, 2014	46,000

At March 28, 2014 and December 31, 2013, the aggregate liability related to SARs was $64,000 and $20,000, respectively, and is included in accrued expenses in the Condensed Consolidated Balance Sheets.

Note 8.	INCOME TAXES

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, various states and foreign jurisdictions.  The Company and its subsidiaries are generally no longer subject to U.S. federal, state and local examinations by tax authorities for years before 2009.

 As a result of the acquisition of Ft. Wayne Holdings Inc. (“FTW”), the Company recorded deferred tax liabilities of $2.4 million which reduced its net deferred tax assets. The reduction in deferred tax assets caused a release of a valuation allowance of $2.3 million.

As of March 28, 2014 and December 31, 2013, the Company had deferred tax assets, net of deferred tax liabilities, of $79.5 and $81.9 million, respectively.  Domestic net operating loss (“NOL”) carry forwards comprised $62.1 million of the deferred tax assets for both periods.  Katy’s history of operating losses in many of its taxing jurisdictions provides significant negative evidence with respect to the Company’s ability to generate future taxable income.  As a result, valuation allowances have been recorded as of such dates for the full amount of deferred tax assets, net of the amount of deferred tax liabilities.

Index
Accounting for Uncertainty in Income Taxes

Included in the balances at each of March 28, 2014 and December 31, 2013 are $0.1 million of liabilities for unrecognized tax benefits.  Because of the impact of deferred tax accounting, other than interest and penalties, the recognition of these liabilities would not affect the annual effective tax rate.

The Company recognizes interest and penalties accrued related to the unrecognized tax benefits in the income tax provision.  The Company had approximately $25,000 of interest and penalties accrued at each of March 28, 2014 and December 31, 2013.

Note 9.	RELATED PARTY TRANSACTIONS

Kohlberg & Co., L.L.C., whose affiliate holds all 1,131,551 shares of the Company’s Convertible Preferred Stock, provides ongoing management oversight and advisory services to the Company.  At March 28, 2014 and December 31, 2013, the Company owed Kohlberg $2.9 million and $2.8 million, respectively, for these services, which is recorded in current liabilities on the Condensed Consolidated Balance Sheets.  The Company incurs expense of $0.5 million per year for these services.  For each of the three months ended March 28, 2014 and March 29, 2013, $0.1 million is recorded in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations for these services.

In February 2014, loans of $0.1 million each were received from two directors of the Company, and a loan of $0.2 million was received from Kohlberg & Co. L.L.C., In connection with these loans, the Company entered into subordinated promissory notes with these individuals and Kohlberg & Co., L.L.C., respectively. These notes were used to finance the acquisition of FTW and are set to mature on December 31, 2014. The notes accrue interest at a rate of 15% per year, which will be paid by capitalizing such interest and adding such capitalized interest to the principal amount of the subordinated notes.

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

Other Claims

There are a number of product liability, asbestos and workers’ compensation claims pending against the Company and its subsidiaries.  Many of these claims are proceeding through the litigation process and the final outcome will not be known until a settlement is reached with the claimant or the case is adjudicated.  The Company estimates that it can take up to ten years from the date of the injury to reach a final outcome on certain claims.  With respect to the product liability, asbestos and workers’ compensation claims, the Company has provided for its share of expected losses beyond the applicable insurance coverage, including those incurred but not reported to the Company or its insurance providers, which are developed using actuarial techniques. Such accruals are developed using currently available claim information, and represent management’s best estimates, including estimated legal fees, on an undiscounted basis.  The ultimate cost of any individual claim can vary based upon, among other factors, the nature of the injury, the duration of the disability period, the length of the claim period, the jurisdiction of the claim and the nature of the final outcome.

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

Note 11.	BUSINESS ACQUISTIONS

On February 19, 2014, the Company acquired all of the equity interests of FTW, the parent company of Ft. Wayne Plastics, Inc. (“FWP”), a leading manufacturer of medium- to large- sized molded plastic components, specializing in low pressure, multi-nozzle structural plastic and gas assist solutions, for $11.5 million in cash, subject to certain pre-closing and post-closing purchase price adjustments. The acquisition of FWP’s premiere manufacturing capabilities and dedication to customer service are highly complementary with the Company.

The recognized amounts of identifiable assets acquired and liabilities assumed, based upon their fair values as of February 19, 2014 are set forth below:

Current assets	$3,076
Long-term assets	4,349
Intangible assets	4,066
Goodwill	2,788
Total Assets Acquried	14,279

Deferred tax liabilities	(2,440)
Other liabilities	(833)
Total liabilities assumed	(3,273)

Net assets acquired	$11,006

The accompanying consolidated statements of income for the three months ended  March 28, 2014 and March 29, 2013 do not include any revenues or expenses related to the acquisition prior to the respective closing date. The following unaudited pro forma consolidated financial information is presented as if the acquisition had occurred at the beginning of the periods presented. In addition, this unaudited pro forma financial information is provided for illustrative purposes only and should not be relied upon as necessarily being indicative of the historical results that would have been obtained if these acquisitions had actually occurred during those periods, or the results that may be obtained in the future as a result of these acquisitions.

Index
Pro Forma (unaudited)	Three months ended
	March 28,
	2014	2013
Net Sales	$21,438	$22,427

Gross profit	$3,203	$3,197

Income (Loss) from continuing operations	1,296	(1,022)

Average common shares outstanding - Basic	7,951	7,951
Dilutive effect of stock options	-	-
Dilutive effect of convertible preferred stock	18,859	-
Average common shares outstanding - Diluted	26,810	7,951

Basic earnings per share	0.16	(0.13)
Diluted earnings per share	0.05	(0.13)

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report and the information incorporated by reference in this report contain various “forward-looking statements” as defined in Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act of 1934, as amended.  The forward-looking statements are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management.  We have based these forward-looking statements on current expectations and projections about future events and trends affecting the financial condition of our business. Additional information concerning these and other risks and uncertainties is included in Item 1A under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013.  Words and phrases such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “projects,” “may,” “should,” “will,”  “continue,” “is subject to,” and the like are intended to identify forward-looking statements.  The results referred to in forward-looking statements may differ materially from actual results because they involve estimates, assumptions and uncertainties.  Forward-looking statements included herein are as of the date hereof and we undertake no obligation to revise or update such statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.  All forward-looking statements should be viewed with caution.  These forward-looking statements are subject to risks and uncertainties that may lead to results that differ materially from those expressed in any forward-looking statement made by us or on our behalf, including, among other things:

-	Increases in the cost of, or in some cases continuation of, the current price levels of thermoplastic resins, paper board packaging, broom corn, cotton and other raw materials.

-	Our inability to reduce product costs, including manufacturing, sourcing, freight, and other product costs.

-	Our inability to expand our customer base and increase corresponding revenues.

-	Our inability to achieve product price increases, especially as they relate to potentially higher raw material costs.

-	Unfavorable economic or business conditions, as well as our exposure to the credit risks of our customers and distributors, which may reduce our sales or make it difficult to collect accounts receivable.

-	Competition from foreign and domestic competitors.

-	The potential impact of rising interest rates on our debt outstanding under the BMO Loan Agreement.

-	Our inability to meet covenants associated with the BMO Loan Agreement.

Index
-	Our inability to access funds under our current loan agreements or refinance our loan agreements given the current instability in the credit markets.

-	Our failure to identify, and promptly and effectively remediate, any material weaknesses or significant deficiencies in our internal control over financial reporting.

-	The potential impact of rising costs for insurance for properties and various forms of liabilities.

-	Labor issues, including union activities that require an increase in production costs or lead to a strike, thus impairing production and decreasing sales, and labor relations issues at entities involved in our supply chain, including both suppliers and those involved in transportation and shipping.

-	Changes in significant laws and government regulations affecting environmental compliance and income taxes.

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

In addition, with the acquisition of Ft. Wayne Plastics, we provide manufacturing services producing both structural foam and injection molded products for a variety of customers in a wide range of industries.

RESULTS OF OPERATIONS

Three Months Ended March 28, 2014 versus Three Months Ended March 29, 2013

Net sales increased 9.7% from $18.2 million during the three months ended March 29, 2013 to $19.9 million during the three months ended March 28, 2014.  The increase was a result of the acquisition of FTW, which contributed $1.6 million in net sales for the three months ended March 28, 2014, and increased demand in our Continental business unit. The increase in net sales was partially offset, however, by a volume shortfall in our Wilen business unit and two less shipping days in the first quarter 2014 versus the first quarter 2013. Gross margin was 15.0% for the three months ended March 28, 2014, an increase of 1.7 percentage points from the same period a year ago.  The increase was primarily a result of higher margins on the sales mix in our Continental business unit. As a result, our gross profit increased $0.6 million from $2.4 million to $3.0 million.

Selling, general and administrative (“SG&A”) expenses were $3.9 million for the three months ended March 28, 2014, a $0.5 million increase from the same period a year ago.  The increase was primarily due to the acquisition of FTW and incentive compensation expense for the three months ended March 28, 2014.

Operating loss decreased $0.4 million from $1.3 million for the three months ended March 29, 2013 to $0.9 million for the three months ended March 28, 2014. The decrease is a result of the increase in gross profit and reduction in severance costs, partially offset by an increase in our SG&A costs.

Interest expense increased by $0.1 million during the three months ended March 28, 2014 as compared to the three months ended March 29, 2013 as a result of higher average borrowings under the BMO Loan Agreement and $0.1 million of write-offs related to deferred financing fees in connection with the extinguished PB loan agreement. The increase was  partially offset by lower interest rates for the three months ended March 28, 2014.

The income tax benefit for the three months ended March 28, 2014 includes a benefit as a result of the acquisition of FTW. The Company recorded deferred tax liabilities of $2.4 million which reduced its net deferred tax assets. The reduction in deferred tax assets caused a release of a valuation allowance of $2.3 million.

Income from continuing operations increased $2.6 million from a loss of $1.4 million for the three months ended and March 29, 2013 to $1.2 million for the three months ended March 28, 2014. The increase is a result of the increase in gross profit and tax benefit, which was partially offset by the increase in SG&A and interest costs.

Index
With the announced closure of the Glit division on January 24, 2013 and the closure of the Container division on September 20, 2012 all activity associated with these divisions has been classified as discontinued operations.  Income from operations for these divisions was $0.6 million for the three months ended March 29, 2013. Income from operations include the Glit Division’s recognition $1.9 million of deferred revenue for the three months ended March 29, 2013.

Overall, we reported net income of $1.2 million, or $0.15 per basic share ($0.04 per diluted share), for the first quarter of 2014, as compared to a net loss of $0.8 million, or $0.10 per basic and diluted share, for the first quarter of 2013.

LIQUIDITY AND CAPITAL RESOURCES

We require funding for working capital needs and capital expenditures.  We believe that our cash flow from operations and the use of available borrowings under the BMO Loan Agreement (as defined below) provides sufficient liquidity for our operations going forward.  As of March 28, 2014, we had cash of $0.6 million and outstanding checks of $0.2 million as compared to cash of $0.7 million and outstanding checks of $0.3 million at December 31, 2013.  As of March 28, 2014, we had outstanding borrowings of $22.5 million under the BMO Loan Agreement.  Our unused borrowing availability at March 28, 2014 under the BMO Loan Agreement was $2.1 million.  As of December 31, 2013, we had outstanding borrowings of $7.7 million with unused borrowing availability of $1.6 million.

BMO Loan Agreement

On February 19, 2014, the Company and BMO Harris Bank N.A. entered into a Credit and Security Agreement (the “BMO Credit Agreement”),  which provides the Company a $27.0 million revolving credit facility, including a $3.0 million sub-limit for letters of credit. The proceeds of the Company’s initial borrowing under the BMO Credit Agreement were used to repay the PrivateBank Loan and Security Agreement (the “PB Loan Agreement”), finance the acquisition of FTW (as defined in Note 11), and pay certain fees and expenses related to the negotiation and consummation of the BMO Credit Agreement and the acquisition. All extensions of credit under the BMO Credit Agreement are collateralized by a first priority security interest in and lien upon substantially all present and future assets and properties of the Company.

The BMO Credit Agreement has an expiration date of February 17, 2017 and its borrowing base is determined by eligible inventory, accounts receivable, machinery and equipment and owned real estate, amounting to $24.6 million at March 28, 2014. The borrowing base under the BMO Credit Agreement is reduced by the outstanding amount of standby and commercial letters of credit. Currently, the Company’s largest letters of credit relate to its casualty insurance programs. Upon extinguishment of the PB loan Agreement, the Company was required to advance cash to PrivateBank  as collateral for the outstanding letters of credit in the amount of $1.5 million, all of which was still outstanding at March 28, 2014. The cash advance is recorded within other current assets and the revolving credit agreement in the Consolidated Balance Sheets. There was $22.5 million outstanding under the BMO Loan Agreement and $7.7 million outstanding under the PB Loan Agreement as of March 28, 2014 and December 31, 2013, respectively.

Borrowings under the BMO Credit Agreement bear interest at a per annum rate equal to, at the Borrower’s option, (a) the Base Rate plus applicable Base Rate Margin, which varies from 0.50% to 1.00% based on average excess availability, or (b) reserve adjusted Eurodollar Rate plus the applicable Eurodollar Rate Margin, which varies from 1.50% to 2.00% based on average excess availability. The Base Rate is the greatest of (i) BMO Harris’ prime commercial rate as in effect on such day, (ii) the sum of the Fed Funds rate for such day plus 0.5%, and (iii) the Eurodollar Rate for one month plus 1.50%. The Eurodollar Rate is the British Bankers Association LIBOR Rate, as published by Reuters (or other commercially available source) with a term equivalent to the applicable one, two, three or six month interest period. An unused commitment fee of 25 basis points per annum is payable quarterly on the average unused amount of the BMO Credit Agreement. The BMO Credit Agreement includes financial covenants regarding fixed charge coverage ratio, maximum annual capital expenditures, minimum consolidated EBITDA at March 28, 2014 and minimum availability through June 2014. The Company was in compliance with the financial covenants at March 28, 2014.

The BMO Credit Agreement requires a lockbox agreement which provides receipts (subject to certain exceptions) to be swept daily to reduce borrowings outstanding and allows for certain credit reserves to be set from time to time. These provisions in the BMO Credit Agreement cause the BMO Credit Agreement to be classified as a current liability, per guidance in the Accounting Standards Codification established by the Financial Accounting Standards Board. The Company does not expect to repay, or be required to repay, within one year, the balance of the BMO Credit Agreement, which is classified as a current liability. The BMO Credit Agreement does not expire or have a maturity date within one year, but rather has a final expiration date of February 17, 2017.

All of the debt under the BMO Credit Agreement is re-priced to current rates at frequent intervals.  Therefore, its fair value approximates its carrying value at March 28, 2014.  For the three months ended March 28, 2014 and March 29, 2013, the Company had amortization of debt issuance costs, included within interest expense, of $161,000 and $48,000, respectively. Included in amortization of debt issuance costs for the three months ended March 28, 2014 is approximately $109,000 of debt issuance costs written off due to the extinguishment of the PB Loan Agreement.

Index
Cash Flows

Cash used by operating activities before changes in operating assets and liabilities was $0.4 million in the first quarter of 2014 as compared to a use of $0.7 million in the same period of 2013.  Changes in operating assets and liabilities from continuing operations used $2.9 million in the first quarter of 2014 as compared $1.0 million in the same period of 2013. The increase in usage is primarily attributable to posting cash collateralization of $1.5 million with PrivateBank in connection with our letters of credit.

Cash flows used by investing activities in the first quarter of 2014 reflect an $11.1 million increase due to the purchase of FTW.

Cash flows provided by financing activities in the first quarter of 2014 reflect a $14.8 million increase in our bank borrowings, an increase of $0.4 million in borrowings from related parties, and a $0.7 million increase in our debt issuance costs since December 31, 2013, primarily due to FTW acquisition.

OFF-BALANCE SHEET ARRANGEMENTS

As of March 28, 2014, the Company had no off-balance sheet arrangements.

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

CRITICAL ACCOUNTING POLICIES

We disclosed details regarding certain of our critical accounting policies in the Management’s Discussion and Analysis section of our Annual Report on Form 10-K for the year ended December 31, 2013 (Part II, Item 7).  There have been no changes to these policies as of March 28, 2014.

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

Changes in Internal Control over Financial Reporting

There have been no changes in Katy’s internal control over financial reporting during the quarter ended March 28, 2014 that have materially affected, or are reasonably likely to materially affect, Katy’s internal control over financial reporting.

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

Item 1A. RISK FACTORS

We are affected by risks specific to us as well as factors that affect all businesses operating in a global market.  The significant factors known to us that could materially adversely affect our business, financial condition, or operating results are described in Part I, Item 1A of our Annual Report on Form 10-K, filed on March 31, 2014.  There has been no material change in those risk factors.

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3.    DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.    MINE SAFETY DISCLOSURES

Not applicable.

Item 5.    OTHER INFORMATION

            None.

Item 6.    EXHIBITS

Exhibit Number	Exhibit Title	Page

31.1	CEO Certification pursuant to Securities Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	CFO Certification pursuant to Securities Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	CEO Certification required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	#
32.2	CFO Certification required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	#
10.1	Credit and Security Agreement dated February 19, 2014 among Katy Industries, Inc., Continental Commercial Products, LLC, 2155735 Ontario Inc., CCP Canada Inc., and BMO Harris Bank N.A.	*
10.2	Stock Purchase Agreement dated January 24, 2014 by and between Continental Commercial Products, LLC, FTW Holdings, Inc., certain shareholders of FTW Holdings, Inc. and Fort Wayne Plastics, Inc.	*
101
* Interactive data files pursuant to Rule 405 of Regulation S-5: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) the Notes to Condensed Consolidated Financial Statements.
*

*	Incorporated by reference

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

KATY INDUSTRIES, INC.
Registrant

DATE: May 12, 2014	By /s/ David J. Feldman
David J. Feldman
President and Chief Executive Officer

By /s/ James W. Shaffer
James W. Shaffer
Vice President, Treasurer and Chief Financial Officer