Form 10-Q
period 2014-09-26
KATY INDUSTRIES INC
filed 2014-11-10
CIK 54681

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 26, 2014

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class	Outstanding at October 24, 2014
Common Stock, $1 Par Value	7,951,176 Shares

KATY INDUSTRIES, INC.
FORM 10-Q
September 26, 2014

INDEX

			Page
PART I	FINANCIAL INFORMATION

	Item 1.	Financial Statements:

		Condensed Consolidated Balance Sheets September 26, 2014 (unaudited) and December 31, 2013	3,4

		Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) For the Three and Nine Months Ended September 26, 2014 and September 27, 2013 (unaudited)	5

		Condensed Consolidated Statements of Cash Flows For the Nine Months Ended September 26, 2014 and September 27, 2013 (unaudited)	6

		Notes to Condensed Consolidated Financial Statements (unaudited)	7

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	16

	Item 4.	Controls and Procedures	20

PART II	OTHER INFORMATION		21

	Item 1.	Legal Proceedings	21

	Item 1A.	Risk Factors	21

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21

	Item 3.	Defaults Upon Senior Securities	21

	Item 4.	Mine Safety Disclosures	21

	Item 5.	Other Information	21

	Item 6.	Exhibits	21

	Signatures		22

	Certifications		23-26

Index
PART I  FINANCIAL INFORMATION

Item 1.  Financial Statements

KATY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 26, 2014 (UNAUDITED) AND DECEMBER 31, 2013
 (Amounts in Thousands)

ASSETS

	September 26,	December 31,
	2014	2013
CURRENT ASSETS:

Cash	$399	$708
Accounts receivable, net	11,719	7,206
Inventories, net	17,804	10,004
Other current assets	777	663
Assets held for sale	-	74

Total current assets	30,699	18,655

OTHER ASSETS:
Goodwill	2,556	-
Intangibles, net	3,958	-
Other	1,895	1,375

Total other assets	8,409	1,375

PROPERTY AND EQUIPMENT
Land and improvements	535	251
Buildings and improvements	6,175	3,080
Machinery and equipment	53,714	52,164

	60,424	55,495
Less - Accumulated depreciation	(50,008)	(48,533)

Property and equipment, net	10,416	6,962

Total assets	$49,524	$26,992

See Notes to Condensed Consolidated Financial Statements.

Index
KATY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 26, 2014 (UNAUDITED) AND DECEMBER 31, 2013
 (Amounts in Thousands, Except Share Data)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	September 26,	December 31,
	2014	2013
CURRENT LIABILITIES:

Accounts payable	$9,507	$5,983
Book overdraft	361	264
Accrued compensation	1,744	1,411
Accrued expenses	7,783	7,062
Payable to related party	3,525	2,750
Deferred revenue	186	186
Revolving credit agreement	22,043	7,706

Total current liabilities	45,149	25,362

DEFERRED REVENUE	170	316

OTHER LIABILITIES	3,702	3,794

Total liabilities	49,021	29,472

COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS’ EQUITY (DEFICIT)
15% Convertible preferred stock, $100 par value; authorized 1,200,000 shares; issued and outstanding 1,131,551 shares; liquidation value $113,155	108,256	108,256
Common stock, $1 par value; authorized 35,000,000 shares; issued 9,822,304 shares	9,822	9,822
Additional paid-in capital	27,110	27,110
Accumulated other comprehensive loss	(923)	(848)
Accumulated deficit	(122,325)	(125,383)
Treasury stock, at cost, 1,871,128 shares	(21,437)	(21,437)

Total stockholders' equity (deficit)	503	(2,480)

Total liabilities and stockholders' equity	$49,524	$26,992

See Notes to Condensed Consolidated Financial Statements.

Index
KATY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 26, 2014 AND SEPTEMBER 27, 2013
(Amounts in Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 26,	September 27,	September 26,	September 27,
	2014	2013	2014	2013

Net sales	$26,543	$20,852	$72,077	$59,817
Cost of goods sold	21,549	17,246	60,020	50,364
Gross profit	4,994	3,606	12,057	9,453
Selling, general and administrative expenses	3,451	2,951	10,633	9,236
Severance, restructuring and related charges	-	-	-	321
Loss on disposal of assets	-	230	-	230
Operating income (loss)	1,543	425	1,424	(334)
Interest expense	(229)	(302)	(786)	(678)
Other, net	40	66	117	137

Income (loss) from continuing operations before income tax expense	1,354	189	755	(875)
Income tax (expense) benefit from continuing operations	(4)	(4)	2,303	(17)

Income (loss) from continuing operations	1,350	185	3,058	(892)
(Loss) income from operations of discontinued businesses (net of tax)	-	(14)	-	373

Net Income (loss)	1,350	171	3,058	(519)

Other comprehensive loss
Foregin currency translation	(43)	(34)	(75)	(45)
Total comprehensive income (loss)	$1,307	$137	$2,983	$(564)

Income (loss) per share of common stock - Basic:
Income (loss) from continuing operations	$0.17	$0.02	$0.38	$(0.11)
Discontinued operations	-	-	-	0.05
Net income (loss)	$0.17	$0.02	$0.38	$(0.06)

Income (loss) per share of common stock - Diluted:
Income (loss) from continuing operations	$0.05	$0.01	$0.11	$(0.11)
Discontinued operations	-	(0.01)	-	0.05
Net income (loss)	$0.05	$(0.00)	$0.11	$(0.06)

Weighted average common shares outstanding:
Basic	7,951	7,951	7,951	7,951
Diluted	26,810	26,810	26,810	7,951

See Notes to Condensed Consolidated Financial Statements.

Index
KATY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 26, 2014 AND SEPTEMBER 27, 2013
(Amounts in Thousands)
(Unaudited)

	September 26,	September 27,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$3,058	$(519)
Income from discontinued operations	-	373
Income (loss) from continuing operations	3,058	(892)
Depreciation	1,547	1,550
Amortization of intangible assets	108	-
Amortization of debt issuance costs	272	155
Stock-based compensation	50	15
Loss on sale or disposal of assets	-	230
Deferred income taxes	(2,318)	-
	2,717	1,058
Changes in operating assets and liabilities:
Accounts receivable	(2,985)	(1,830)
Inventories	(6,395)	(742)
Other assets	(65)	379
Accounts payable	2,912	1,390
Accrued expenses	843	265
Payable to related party	375	375
Deferred revenue	(147)	(155)
Other	(275)	(393)
	(5,737)	(711)

Net cash (used in) provided by continuing operations	(3,020)	347
Net cash provided by discontinued operations	74	1,133
Net cash (used in) provided by operating activities	(2,946)	1,480

Cash flows from investing activities:
Payment for acquistion, net of cash received	(10,774)	-
Capital expenditures	(642)	(391)
Net cash used in continuing operations	(11,416)	(391)
Net cash provided by discontinued operations	-	1,913
Net cash (used in) provided by investing activities activities	(11,416)	1,522

Cash flows from financing activities:
Net borrowings	14,337	(2,193)
Loan from related party	400	-
Increase (decrease) in book overdraft	97	(303)
Direct costs associated with debt facilities	(672)	-
Net cash provided by (used in) financing activities	14,162	(2,496)

Effect of exchange rate changes on cash from continuing operations	(109)	(49)
Effect of exchange rate changes on cash from discontinued operations	-	(16)
Effect of exchange rate changes on cash	(109)	(65)

Net (decrease) increase in cash	(309)	441
Cash, beginning of period	708	621
Cash, end of period	$399	$1,062

See Notes to Condensed Consolidated Financial Statements.

Index
KATY INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

Note 1.	SIGNIFICANT ACCOUNTING POLICIES

Consolidation Policy and Basis of Presentation – The condensed consolidated financial statements include the accounts of Katy Industries, Inc. and subsidiaries in which it has a greater than 50% voting interest or significant influence, collectively “Katy” or the “Company”.  All significant intercompany accounts, profits and transactions have been eliminated in consolidation.  The Condensed Consolidated Balance Sheet at September 26, 2014 and the related Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 26, 2014 and September 27, 2013 and Cash Flows for the nine months ended September 26, 2014 and September 27, 2013 have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial condition, results of operations, comprehensive income (loss) and cash flows of the Company for the interim periods.  Interim results may not be indicative of results to be realized for the entire year.  The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.  The Condensed Consolidated Balance Sheet as of December 31, 2013 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States (“GAAP”).

Fiscal Year – The Company operates and reports using a 4-4-5 fiscal year which always ends on December 31.  As a result, December and January do not typically consist of five and four weeks, respectively.  The three months ended September 26, 2014 and September 27, 2013 each consisted of 63 shipping days.  The nine months ended September 26, 2014 and September 27, 2013 consisted of 187 shipping days and 189 shipping days, respectively.

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

Inventories – The components of inventories are as follows (amounts in thousands):

	September 26,	December 31,
	2014	2013

Raw materials	$7,913	$5,803
Finished goods	15,156	9,101
Inventory reserves	(649)	(534)
LIFO reserve	(4,616)	(4,366)
	$17,804	$10,004

At September 26, 2014 and December 31, 2013, approximately 81% and 80%, respectively, of Katy’s inventories were accounted for using the last-in, first-out (“LIFO”) method of costing, while the remaining inventories were accounted for using the first-in, first-out (“FIFO”) method.  Current cost, as determined using the FIFO method, exceeded LIFO cost by $4.6 million and $4.4 million at September 26, 2014 and December 31, 2013, respectively.

Share-Based Payment – Compensation cost recognized during the three and nine months ended September 26, 2014 and September 27, 2013 includes: a) compensation cost for all stock options based on the grant date fair value amortized over the options’ vesting period and b) compensation cost for outstanding stock appreciation rights (“SARs”) as of September 26, 2014 and September 27, 2013 based on the September 26, 2014 and September 27, 2013 fair value, respectively.  The Company re-measures the fair value of SARs each reporting period until the award is settled and compensation expense is recognized each reporting period for changes in fair value and vesting.

Index
Compensation income (expense) is included in selling, general and administrative expense in the Condensed Consolidated Statements of Operations.  The components of compensation income (expense) are as follows (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 26,	September 27,	September 26,	September 27,
	2014	2013	2014	2013

Stock appreciation right income (expense)	(15)	4	(50)	(15)

The fair value of stock options is estimated at the date of grant using a Black-Scholes option pricing model.  As the Company does not have sufficient historical exercise data to provide a basis for estimating the expected term, the Company uses the simplified method for estimating the expected term by averaging the minimum and maximum lives expected for each award.  In addition, the Company estimated volatility by considering its historical stock volatility over a term comparable to the remaining expected life of each award.  The risk-free interest rate is the current yield available on U.S. treasury issues with a remaining term equal to each award.  The Company estimates forfeitures using historical results.  Its estimates of forfeitures will be adjusted over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from their estimate.  There were no stock options granted during the three and nine months ended September 26, 2014 and September 27, 2013.

The fair value of SARs, a liability award, was estimated at September 26, 2014 and September 27, 2013 using a Black-Scholes option pricing model.  The Company estimated the expected term by averaging the minimum and maximum lives expected for each award.  In addition, the Company estimated volatility by considering its historical stock volatility over a term comparable to the remaining expected life of each award.  The risk-free interest rate is the current yield available on U.S. treasury issues with a remaining term equal to each award. The Company estimates forfeitures using historical results.  Its estimates of forfeitures will be adjusted over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from their estimate.  The assumptions for expected term, volatility and risk-free rate are presented in the table below:

	September 26,	September 27,
	2014	2013

Expected term (years)	1.9 - 4.8	0.4 - 4.8
Volatility	244.2% - 353.4%	217.5% - 360.3%
Risk-free interest rate	0.6% - 1.7%	0.1% - 1.3%

Accumulated Other Comprehensive Loss – The components of accumulated other comprehensive loss are foreign currency translation adjustments and pension and other postretirement benefits adjustments.  The balance of foreign currency translation adjustments was $0.7 million and $0.6 million at September 26, 2014 and December 31, 2013, respectively.  The balance of pension and other postretirement benefits adjustments was $0.3 million at September 26, 2014 and December 31, 2013.

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

Recently Issued Accounting Standards – In March 2013, the Financial Accounting Standards Board (“FASB”) issued amended guidance that resolves the diversity in practice for the accounting for the cumulative translation adjustment upon derecognition of certain subsidiaries or groups of assets within a foreign entity. The amended guidance requires that when a parent entity ceases to have a controlling financial interest in a subsidiary or group of assets within a foreign entity, the parent is required to release any related cumulative translation adjustment into net income in instances when a sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. Additionally, the amended guidance clarifies that the sale of an investment in a foreign entity includes both (1) events that result in the loss of a controlling financial interest in a foreign entity and (2) events that result in an acquirer obtaining control of an acquiree in which it held an equity interest immediately before the acquisition date. In these instances, an entity is required to release the cumulative translation adjustment into net income. We adopted the FASB's amended guidance during the nine months ended September 26, 2014. The adoption of the guidance did not have a significant impact on our financial position, results of operations or cash flows.

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

 On September 20, 2012, the Company sold certain assets related to the Gemtex division to 2340258 Ontario, Inc. (the "Buyer"), a corporation incorporated under the laws of the Province of Ontario, for $1.0 million. The Company used the net proceeds from the transaction to reduce its outstanding balance under the PB Loan Agreement (see Note 5).

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

The Company recognized deferred revenue of $1.9 million in the nine months ended September 27, 2013. The recognition of deferred revenue is included in net sales for the Glit Division.

The components of assets held for sale as of December 31, 2013 are as follows (amounts in thousands):

December 31,
2013
Assets
Receivables from property and equipment sales	$74

Note 4.	EARNINGS (LOSS) PER SHARE

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

Index
	Three Months Ended		Nine Months Ended
	September 26,	September 27,	September 26,	September 27,
	2014	2013	2014	2013

Income (loss) from continuing operations	$1,350	$185	$3,058	$(892)
Discontinued operations	-	(14)	-	373
Net income (loss)	$1,350	$171	$3,058	$(519)

Average common shares outstanding - Basic	7,951	7,951	7,951	7,951
Dilutive effect of convertible preferred stock	18,859	18,859	18,859	-
Average common shares outstanding - Diluted	26,810	26,810	26,810	7,951

Per share amount - Basic:
Income (loss) from continuing operations	$0.17	$0.02	$0.38	$(0.11)
Discontinued operations	-	-	-	0.05
Net income (loss)	$0.17	$0.02	$0.38	$(0.06)

Per share amount - Diluted:
Income (loss) from continuing operations	$0.05	$0.01	$0.11	$(0.11)
Discontinued operations	-	(0.01)	-	0.05
Net income (loss)	$0.05	$(0.00)	$0.11	$(0.06)

Note 5.	INDEBTEDNESS

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

The BMO Credit Agreement has an expiration date of February 17, 2017 and its borrowing base is determined by eligible inventory and accounts receivable, machinery and equipment and owned real estate, amounting to $25.4 million at September 26, 2014. The borrowing base under the BMO Credit Agreement is reduced by the outstanding amount of standby and commercial letters of credit. Currently, the Company’s largest letters of credit relate to its casualty insurance programs. Total outstanding letters of credit were $1.1 million at September 26, 2014. There was $22.0 million outstanding under the BMO Loan Agreement and $7.7 million outstanding under the PB Loan Agreement as of September 26, 2014 and December 31, 2013, respectively.

Borrowings under the BMO Credit Agreement bear interest at a per annum rate equal to, at the Borrower’s option, (a) the Base Rate plus applicable Base Rate Margin, which varies from 0.50% to 1.00% based on average excess availability, or (b) reserve adjusted Eurodollar Rate plus the applicable Eurodollar Rate Margin, which varies from 1.50% to 2.00% based on average excess availability. The Base Rate is the greatest of (i) BMO Harris’ prime commercial rate as in effect on such day, (ii) the sum of the Fed Funds rate for such day plus 0.5%, and (iii) the Eurodollar Rate for one month plus 1.50%. The Eurodollar Rate is the British Bankers Association LIBOR Rate, as published by Reuters (or other commercially available source) with a term equivalent to the applicable one, two, three or six month interest period. An unused commitment fee of 25 basis points per annum is payable quarterly on the average unused amount of the BMO Credit Agreement. The BMO Credit Agreement includes financial covenants regarding fixed charge coverage ratio and, maximum annual capital expenditures. The Company was in compliance with the financial covenants at September 26, 2014.

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

All of the debt under the BMO Credit Agreement is re-priced to current rates at frequent intervals.  Therefore, its fair value approximates its carrying value at September 26, 2014.  For the three and six months ended September 26, 2014, the Company had amortization of debt issuance costs, included within interest expense, of $56,000 and $272,000, respectively. Included in amortization of debt issuance costs for the nine months ended September 26, 2014 is approximately $109,000 of debt issuance costs written off due to the extinguishment of the PB Loan Agreement. For the three and nine months ended September 27, 2013, the Company had amortization of debt issuance costs, included within interest expense, of $54,000 and $155,000, respectively.

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

Information regarding the Company’s net periodic benefit cost for pension and other postretirement benefit plans for the three and nine months ended September 26, 2014 and September 27, 2013 is as follows (amounts in thousands):

	Pension Benefits
	Three Months Ended		Nine Months Ended
	September 26,	September 27,	September 26,	September 27,
	2014	2013	2014	2013
Components of net periodic benefit cost:
Interest cost	$15	$14	$45	$43
Expected return on plan assets	$(15)	$(14)	(47)	(42)
Amortization of net loss	$9	$12	28	35
Net periodic benefit cost	$9	$12	$26	$36

	Other Benefits
	Three Months Ended		Nine Months Ended
	September 26,	September 27,	September 26,	September 27,
	2014	2013	2014	2013
Components of net periodic benefit cost:
Interest cost	$10	$27	$30	$80
Amortization of net loss	(4)	15	(13)	44
Net periodic benefit cost	$6	$42	$17	$124

During the three and nine months ended September 26, 2014, the Company made contributions to the pension plans of $14,000 and $41,000, respectively.  The Company expects to contribute an additional $14,000 to the pension plans throughout the remainder of 2014.  The Company uses a December 31 measurement date for its pension and other postretirement benefit plans.  The fair value of plan assets was determined by using quoted prices in active markets for identical assets (Level 1 inputs per the fair value hierarchy).

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

The following table summarizes stock option activity under each of the Company’s applicable plans:
			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Options	Price	Life	(in thousands)

Outstanding at December 31, 2013	12,000	$4.80

Granted	-	$-
Exercised	-	$-
Expired	(6,000)	$5.91
Cancelled	-	$-

Outstanding at September 26, 2014	6,000	$3.69	0.7 years	$ -

Vested and Exercisable at September 26, 2014	6,000	$3.69	0.7 years	$ -

The following table summarizes SARs activity under each of the Company’s applicable plans:

SARs

Non-Vested at December 31, 2013	-

Granted	4,000
Vested	(4,000)
Cancelled	-

Non-Vested at September 26, 2014	-

Total Outstanding at September 26, 2014	50,000

At September 26, 2014 and December 31, 2013, the aggregate liability related to SARs was $70,000 and $20,000, respectively, and is included in accrued expenses in the Condensed Consolidated Balance Sheets.

Note 8.	INCOME TAXES

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, various states and foreign jurisdictions. The Company and its subsidiaries are generally no longer subject to U.S. federal, state and local examinations by tax authorities for years before 2009.

As a result of the acquisition of Ft. Wayne Holdings Inc. (“FTW”), the Company recorded deferred tax liabilities of $2.4 million which reduced its net deferred tax assets. The reduction in net deferred tax assets caused a release of a valuation allowance of $2.3 million.

Index
As of September 26, 2014 and December 31, 2013, the Company had deferred tax assets, net of deferred tax liabilities, of $79.5 and $81.9 million, respectively. Domestic net operating loss (“NOL”) carry forwards comprised $62.1 million of the deferred tax assets for both periods. Katy’s history of operating losses in many of its taxing jurisdictions provides significant negative evidence with respect to the Company’s ability to generate future taxable income. As a result, valuation allowances have been recorded as of such dates for the full amount of deferred tax assets, net of the amount of deferred tax liabilities.

Accounting for Uncertainty in Income Taxes

Included in the balances at each of September 26, 2014 and December 31, 2013 are $0.1 million of liabilities for unrecognized tax benefits.  Because of the impact of deferred tax accounting, other than interest and penalties, the recognition of these liabilities would not affect the annual effective tax rate.

The Company recognizes interest and penalties accrued related to the unrecognized tax benefits in the income tax provision.  The Company had approximately $25,000 of interest and penalties accrued at each of September 26, 2014 and December 31, 2013.

Note 9.	RELATED PARTY TRANSACTIONS

Kohlberg & Co., L.L.C., whose affiliate holds all 1,131,551 shares of the Company’s Convertible Preferred Stock, provides ongoing management oversight and advisory services to the Company.  At September 26, 2014 and December 31, 2013, the Company owed Kohlberg $3.1 million and $2.8 million, respectively, for these services, which is recorded in current liabilities on the Condensed Consolidated Balance Sheets.  For each of the three and nine months ended September 26, 2014 and September 27, 2013, $0.1 million and $0.4 million, respectively, is recorded in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations for these services.

In February 2014, loans of $0.1 million each were received from two directors of the Company, and a loan of $0.2 million was received from Kohlberg & Co. L.L.C. In connection with these loans, the Company entered into subordinated promissory notes with these individuals and Kohlberg & Co. L.L.C., respectively. These notes were used to finance the acquisition of FTW and are set to mature on December 31, 2014. The notes accrue interest at a rate of 15% per year, which will be paid by capitalizing such interest and adding such capitalized interest to the principal amount of the subordinated notes.

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

The recognized amounts of identifiable assets acquired and liabilities assumed, based upon their fair values as of February 19, 2014 are set forth below:

Current assets	$3,076
Long-term assets	4,349
Intangible assets	4,066
Goodwill	2,556
Total Assets Acquried	14,047

Deferred tax liabilities	(2,440)
Other liabilities	(833)
Total liabilities assumed	(3,273)

Net assets acquired	$10,774

The accompanying consolidated statements of income for the three and nine months ended September 26, 2014 and September 27, 2013 do not include any revenues or expenses related to the acquisition prior to the respective closing date. The following unaudited pro forma consolidated financial information is presented as if the acquisition had occurred at the beginning of the periods presented. In addition, this unaudited pro forma financial information is provided for illustrative purposes only and should not be relied upon as necessarily being indicative of the historical results that would have been obtained if these acquisitions had actually occurred during those periods, or the results that may be obtained in the future as a result of these acquisitions.

Index
Pro Forma (unaudited)	Three months ended		Nine months ended
	September 26,		September 26,
	2014	2013	2014	2013
Net Sales	$26,543	$25,294	$73,606	$72,891

Gross profit	4,994	4,310	12,176	11,803

Income from continuing operations	$1,351	$470	$3,058	$206

Average common shares outstanding - Basic	7,951	7,951	7,951	7,951
Dilutive effect of convertible preferred stock	18,859	18,859	18,859	18,859
Average common shares outstanding - Diluted	26,810	26,810	26,810	26,810

Basic earnings per share	$0.17	$0.06	$0.38	$0.03
Diluted earnings per share	$0.05	$0.02	$0.11	$0.01

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report and the information incorporated by reference in this report contain various “forward-looking statements” as defined in Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act of 1934, as amended.  The forward-looking statements are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management.  We have based these forward-looking statements on current expectations and projections about future events and trends affecting the financial condition of our business. Additional information concerning these and other risks and uncertainties is included in Item 1A under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013.  Words and phrases such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “projects,” “may,” “should,” “will,”  “continue,” “is subject to,” and the like are intended to identify forward-looking statements.  The results referred to in forward-looking statements may differ materially from actual results because they involve estimates, assumptions and uncertainties.  Forward-looking statements included herein are as of the date hereof and we undertake no obligation to revise or update such statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.  All forward-looking statements should be viewed with caution.  These forward-looking statements are subject to risks and uncertainties that may lead to results that differ materially from those expressed in any forward-looking statement made by us or on our behalf, including, among other things:

-	Increases in the cost of, or in some cases continuation of the current price levels, of thermoplastic resins, paper board packaging, corn, cotton and other raw materials.

-	Our inability to reduce product costs, including manufacturing, sourcing, freight, and other product costs.

-	Our inability to expand our customer base and increase corresponding revenues.

-	Our inability to achieve product price increases, especially as they relate to potentially higher raw material costs.

-	Unfavorable economic or business conditions, as well as our exposure to the credit risks of our customers and distributors, which may reduce our sales or make it difficult to collect accounts receivable.

-	Competition from foreign and domestic competitors.

Index
-	The potential impact of rising interest rates on our debt outstanding under the BMO Credit Agreement.

-	Our inability to meet covenants associated with the BMO Credit Agreement.

-	Our inability to access funds under our current loan agreement or refinance our loan agreement given the current instability in the credit markets.

-	Our failure to identify, and promptly and effectively remediate, any material weaknesses or significant deficiencies in our internal control over financial reporting.

-	The potential impact of rising costs of insurance for various forms of liabilities.

-	Labor issues, including union activities that require an increase in production costs or lead to a strike, thus impairing production and decreasing sales, and labor relations issues at entities involved in our supply chain, including both suppliers and those involved in transportation and shipping.

-	Changes in significant laws and government regulations affecting environmental compliance, cost of healthcare and income taxes.

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

RESULTS OF OPERATIONS

Three Months Ended September 26, 2014 versus Three Months Ended September 27, 2013

Net sales increased 27.3% from $20.9 million during the three months ended September 27, 2013 to $26.5 million during the three months ended September 26, 2014.  The increase was a result of the acquisition of FWP, which contributed $4.4 million in net sales for the three months ended September 27, 2014, and increased demand in our Continental business unit. Gross margin was 18.8% for the three months ended September 26, 2014, an increase of 1.5 percentage points from the same period a year ago. The increase in gross margin was primarily a result of a mix of higher margin product sales and operational efficiencies. As a result of the increase in sales and higher gross margin, our gross profit increased $1.4 million from $3.6 million to $5.0 million

Selling, general and administrative (“SG&A”) expenses were $3.5 million for the three months ended September 26, 2014 compared to $3.0 million for the same period a year ago.  The increase was primarily due to the first quarter acquisition of FWP, which increased SG&A expenses for the three months ended September 26, 2014, and better casualty insurance experience during the three months ended September 27, 2013 as compared to the three months ended September 26, 2014.

Operating income was $1.5 million for the three months ended September 26, 2014, compared to $0.4 million for the same period a year ago.  The increase in operating income was primarily a result of higher gross margins in the current period and the loss on disposal of assets in the prior year, which was partially offset by increased selling, and administrative costs.

Interest expense decreased by $73,000 during the three months ended September 26, 2014 as compared to the three months ended September 27, 2013 as a result of lower interest rates under the BMO Credit Agreement (as defined below) for the three months ended September 26, 2014.

Income from continuing operations increased from $0.2 million for the three months ended September 27, 2013 to $1.4 million for the three months ended September 26, 2014 primarily due to higher gross margins and lower interest expense in the current period, which was partially offset by increased selling, and administrative costs, and the loss on disposal of assets in the prior period.

Overall, we reported net income of $1.4 million, or $0.17 and $0.05 per basic and diluted share respectively, and net income of $0.2 million, or $0.02 and $0.00 per basic and diluted share, for the three months ended September 26, 2014 and September 27, 2013, respectively.

Index
Nine Months Ended September 26, 2014 versus Nine Months Ended September 27, 2013

Net sales increased 20.5% from $59.8 million during the nine months ended September 27, 2013 to $72.1 million during the nine months ended September 26, 2014.  The increase was a result of the acquisition of FWP, which contributed $9.6 million in net sales for the nine months ended September 26, 2014, and increased demand in our Continental business unit. The increase in net sales was partially offset, however, by a volume shortfall in our Wilen business unit and two less shipping days in the first nine months of 2014 versus the first nine months of 2013. Gross margin was 16.7% for the nine months ended September 26, 2014, an increase of 90 basis points from the same period a year ago. The increase was primarily a result of higher margins on the sales mix in our Continental business unit. As a result of the increase in sales and gross margin our gross profit increased $2.6 million from $9.5 million to $12.1 million.

Selling, general and administrative (“SG&A”) expenses increased $1.4 million to $10.6 million for the nine months ended September 26, 2014 compared to $9.2 million for the same period a year ago. The increase was primarily due to the acquisition of FWP for the nine months ended September 26, 2014, which was partially offset by better casualty insurance experience and one-time settlements received during the nine months ended September 27, 2013.

Operating income increased from a loss of $0.3 million during the nine months ended September 27, 2013 to income of $1.4 million during the nine months ended September 27, 2014 primarily the result of the increase in gross profit, which was partially offset by an increase in selling, general and administrative expenses.

Interest expense increased by $108,000 during the nine months ended September 26, 2014 as compared to the nine months ended September 27, 2013 as a result of higher outstanding borrowings under the BMO Loan Agreement (as defined below) for the nine months ended September 26, 2014.

The income tax benefit for the nine months ended September 26, 2014 includes a benefit as a result of the acquisition of FTW. The Company recorded deferred tax liabilities of $2.4 million which reduced its net deferred tax assets. The reduction in deferred tax assets caused a release of a valuation allowance of $2.3 million.

Income from continuing operations increased $4.0 million from a loss of $0.9 million for the nine months ended September 27, 2013 to income of $3.1 million for the nine months ended September 26, 2014. The increase is a result of the increase in gross profit and tax benefit, which was partially offset by the increase in SG&A and interest costs.

With the announced closure of the Glit division on January 24, 2013 and the closure of the Container division on July 12, 2012 all activity associated with these divisions has been classified as discontinued operations. Income from operations for these divisions was $0.4 million for the nine months ended September 27, 2013. Income from operations includes the Glit Division’s recognition of $1.9 million of deferred revenue for the nine months ended September 27, 2013.

Overall, we reported net income of $3.1 million, or $0.38 and $0.11 per basic and diluted share respectively, for the nine months ended September 26, 2014, as compared to a net loss of $0.5 million, or $0.06 per basic and diluted share, for the first nine months of 2013.

LIQUIDITY AND CAPITAL RESOURCES

We require funding for working capital needs and capital expenditures. We believe that our cash flow from operations and the use of available borrowings under the BMO Credit Agreement (as defined below) provides sufficient liquidity for our operations going forward. As of September 26, 2014, we had cash of $0.4 million and outstanding checks of $0.4 million as compared to cash of $0.7 million and outstanding checks of $0.3 million at December 31, 2013. As of September 26, 2014, we had outstanding borrowings of $22.0 million under the BMO Credit Agreement. Our unused borrowing availability at September 26, 2014 under the BMO Credit Agreement was $2.2 million. As of December 31, 2013, we had outstanding borrowings of $7.7 million with unused borrowing availability of $1.6 million.

BMO Credit Agreement

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

Index
The BMO Credit Agreement has an expiration date of February 17, 2017 and its borrowing base is determined by eligible inventory, accounts receivable, machinery and equipment and owned real estate, amounting to $25.4 million at September 26, 2014. The borrowing base under the BMO Credit Agreement is reduced by the outstanding amount of standby and commercial letters of credit. Currently, the Company’s largest letters of credit relate to its casualty insurance programs. Total outstanding letters of credit were $1.1 million at September 26, 2014. There was $22.0 million outstanding under the BMO Loan Agreement and $7.7 million outstanding under the PB Loan Agreement as of September 26, 2014 and December 31, 2013, respectively.

Borrowings under the BMO Credit Agreement bear interest at a per annum rate equal to, at the Borrower’s option, (a) the Base Rate plus applicable Base Rate Margin, which varies from 0.50% to 1.00% based on average excess availability, or (b) reserve adjusted Eurodollar Rate plus the applicable Eurodollar Rate Margin, which varies from 1.50% to 2.00% based on average excess availability. The Base Rate is the greatest of (i) BMO Harris’ prime commercial rate as in effect on such day, (ii) the sum of the Fed Funds rate for such day plus 0.5%, and (iii) the Eurodollar Rate for one month plus 1.50%. The Eurodollar Rate is the British Bankers Association LIBOR Rate, as published by Reuters (or other commercially available source) with a term equivalent to the applicable one, two, three or six month interest period. An unused commitment fee of 25 basis points per annum is payable quarterly on the average unused amount of the BMO Credit Agreement. The BMO Credit Agreement includes financial covenants regarding fixed charge coverage ratio and maximum annual capital expenditures. The Company was in compliance with the financial covenants at September 26, 2014.

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

All of the debt under the BMO Credit Agreement is re-priced to current rates at frequent intervals.  Therefore, its fair value approximates its carrying value at September 26, 2014.  For the three and nine months ended September 26, 2014, the Company had amortization of debt issuance costs, included within interest expense, of $56,000 and $272,000, respectively. Included in amortization of debt issuance costs for the nine months ended September 26, 2014 is approximately $109,000 of debt issuance costs written off due to the extinguishment of the PB Loan Agreement. For the three and nine months ended September 27, 2013, the Company had amortization of debt issuance costs, included within interest expense, of $54,000 and $155,000, respectively.

Cash Flows

Cash provided by operating activities before changes in operating assets and liabilities was $2.7 million in the first nine months 2014 as compared to $1.1 million in the same period of 2013. Changes in operating assets and liabilities from continuing operations used $5.7 million in the first nine months of 2014 as compared to $0.7 million in the same period of 2013. The increase in usage is primarily attributable to an increase in accounts receivables and inventory, which was partially offset by an increase in accounts payable.

Cash flows used by investing activities of $11.4 million in the first nine months of 2014 were primarily due to the purchase of FTW.

Cash flows provided by financing activities of $14.2 million in the first nine months of 2014 were due to an increase of $13.7 million in our bank borrowings, net of debt issuance costs since December 31, 2013, primarily due to the FTW acquisition and an increase of $0.4 million in borrowings from related parties.

OFF-BALANCE SHEET ARRANGEMENTS

As of September 26, 2014, the Company had no off-balance sheet arrangements.

Index
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

CRITICAL ACCOUNTING POLICIES

We disclosed details regarding certain of our critical accounting policies in the Management’s Discussion and Analysis section of our Annual Report on Form 10-K for the year ended December 31, 2013 (Part II, Item 7).  There have been no changes to these policies as of September 26, 2014.

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

Changes in Internal Control over Financial Reporting

There have been no changes in Katy’s internal control over financial reporting during the quarter ended September 26, 2014 that have materially affected, or are reasonably likely to materially affect, Katy’s internal control over financial reporting.

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

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.  MINE SAFETY DISCLOSURES

Not applicable.

Item 5.  OTHER INFORMATION

            None.

Item 6.  EXHIBITS

Exhibit Number	Exhibit Title	Page

31.1	CEO Certification pursuant to Securities Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	CFO Certification pursuant to Securities Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	CEO Certification required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	#
32.2	CFO Certification required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	#
10.1	Credit and Security Agreement dated February 19, 2014 among Katy Industries, Inc., Continental Commercial Products, LLC, 2155735 Ontario Inc., CCP Canada Inc., and BMO Harris Bank N.A.	*
10.2	Stock Purchase Agreement dated January 24, 2014 by and between Continental Commercial Products, LLC, FTW Holdings, Inc., certain shareholders of FTW Holdings, Inc. and Fort Wayne Plastics, Inc	*
101
* Interactive data files pursuant to Rule 405 of Regulation S-5: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) the Notes to Condensed Consolidated Financial Statements
*

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

KATY INDUSTRIES, INC.
Registrant

DATE: November 10, 2014	By /s/ David J. Feldman
David J. Feldman
President and Chief Executive Officer

By /s/ James W. Shaffer
James W. Shaffer
Vice President, Treasurer and Chief Financial Officer