Form 10-K
period 2014-12-31
KATY INDUSTRIES INC
filed 2015-03-30
CIK 54681

United States
Securities and Exchange Commission
Washington, D.C.  20549

FORM 10-K

☒      Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2014
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

The aggregate market value of the voting common stock held by non-affiliates of the registrant based upon its closing transaction price on the OTC Bulletin Board on June 27, 2014 was $8,741,894*.

As of March 27, 2015, 7,951,176 shares of common stock, $1.00 par value, were outstanding, the only class of the registrant's common stock.

* Calculated by excluding all shares held by executive officers and directors of the registrant without conceding that all such persons are “affiliates” of the registrant for purposes of federal securities laws.

DOCUMENTS INCORPORATED BY REFERENCE

The information required to be furnished pursuant to Part III of this Form 10-K is set forth in, and is hereby incorporated by reference herein from, the registrant’s definitive proxy statement for the 2015 annual meeting of stockholders (the “2014 Proxy Statement”) to be filed by the registrant with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the fiscal year ended December 31, 2014.  With the exception of the sections of the 2014 Proxy Statement specifically incorporated herein by reference, the 2014 Proxy Statement is not deemed to be filed as part of this Form 10-K.

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

Item 1.  BUSINESS

Katy Industries, Inc. (“Katy” or the “Company”) was organized as a Delaware corporation in 1967.  We are a manufacturer, importer and distributor of commercial cleaning and consumer storage products, as well as a contract manufacturer of structural foam products.  Our business units operate within a framework of policies and goals aligned under a corporate group.  Katy’s corporate group is responsible for overall planning, sales management, financial management, human resource management, acquisitions, dispositions and other related administrative matters.

Operations

Our commercial cleaning products are sold primarily to industrial, janitorial/sanitary and foodservice distributors that supply end users in the education, foodservice, government, healthcare, lodging, office supply, recreation, and transportation segments.  Our consumer storage products are primarily sold through hardware, home improvement, mass merchant and sporting goods outlets.  Our contract manufactured structural foam services are primarily sold through the auto aftermarket and material handling markets.  Net sales and operating income for the Company during 2014 were $99.7 million and $1.1 million, respectively.  Total assets for the Company were $45.9 million at December 31, 2014.  Continental Commercial Products, LLC (“CCP”) is our wholly-owned subsidiary and includes as divisions all of our business units.  CCP is headquartered in Bridgeton, Missouri near St. Louis and has additional operations in California, Indiana and Canada.  Our business units are:

The Continental business unit is a plastics manufacturer and an importer and distributor of products for the commercial janitorial/sanitary maintenance, industrial and foodservice markets.  Continental products include commercial waste receptacles, floorcare and mopping equipment, restroom accessories, material handling and other products designed for commercial cleaning and foodservice.  Continental products are sold under the following names: Continental®, Kleen Aire®, Huskee®, SuperKan®, King Kan®, Unibody®, Tilt-N-Wheel®, Wall Hugger™, Collossus®, Corner’ Round™, Roun ‘Top™, Swingline™,  Derma-Tek ® and Ergo Worx ®.

The Contico business unit is a plastics manufacturer and distributor of home and tool storage products, primarily sold through major home improvement and mass market retail outlets.  Contico products include plastic home storage units such as storage containers, tool boxes, shelving, crates and totes and hard plastic gun cases and are sold under the names Contico®, Tuffbin® SilverWolf™, and Workbin®.  Contico® is a registered trademark used under license from Contico Europe.

The Wilen business unit is a manufacturer, importer and distributor of professional cleaning products that include mops, brooms and sweeps, poles and handles, microfiber, brushes and plastic cleaning accessories.  Wilen products are primarily sold through commercial janitorial/sanitary maintenance, industrial and food service markets, with some products sold through consumer retail outlets.  Products are sold under the following brand names: Wilen®, Wax-o-matic®, Tide-Free®, Clean Sweep®, Earth Mop®, Jean Clean® and Derma-Tek®.

The Ft. Wayne Plastics “FWP” business unit was acquired in February 2014 and is a contract manufacturer of structural foam products for use and supply for various OEMs.

See Licenses, Patents and Trademarks below for further discussion regarding the trademarks used by Katy companies.

Markets and Competition

We market a variety of commercial cleaning products and supplies to the janitorial maintenance supply, industrial and foodservice channels.  Sales and marketing of these products are handled through a combination of direct sales personnel, manufacturers’ sales representatives and wholesale distributors.  The commercial distribution channels for our commercial cleaning products are highly fragmented, resulting in a large number of small customers, mainly distributors of sanitary maintenance products.  We do not have one single customer that comprises greater than ten percent of consolidated net sales.

The markets for these products are highly competitive.  Competition is primarily based on price, the ability to provide superior customer service and on-time product delivery.  Other competitive factors include brand recognition, product design, quality and performance of the product.  We compete for market share with a number of competitors depending upon the specific market place.  In large part, our competition is unique in each product line.  We believe that we have established long standing relationships with our major customers based on quality products and service, and our ability to offer a complete line of products with flexible solutions such as private labeling.  While each product line is marketed under a different brand name most are sold as complementary products.  We continue to strive to be a low cost producer in all our markets; however, our ability to remain a low cost producer in the industry is highly dependent on the price of our raw materials, primarily thermoplastic resin (see discussion below).  Being a low cost producer is also dependent upon our ability to reduce and subsequently control our cost structure.

We market branded home storage units to a number of channel specific retailers in the U.S. and Canada.  Sales and marketing of these products are handled by direct sales personnel and external representative groups.  The consumer distribution channels for these products, especially the in-home products, are highly concentrated, with several large retailers representing a very significant portion of the customer base.  We compete with a limited number of large companies that offer a broad array of products and many small companies with niche offerings.  With few consumer storage products enjoying patent protection, the primary basis for competition is price.  Therefore, efficient and flexible manufacturing and distribution capability is critical to success.  Ultimately, our ability to remain competitive in these consumer markets is dependent upon our position as a low cost producer.  Our ability to become and remain a low cost producer in the industry is highly dependent on the price of our raw materials, primarily thermoplastic resin (see discussion below).

Raw Materials

Our operations did not experience significant difficulties in obtaining raw materials, fuels, parts or supplies from their activities during the year ending December 31, 2014, but no prediction can be made as to possible future supply problems or production disruptions resulting from possible shortages.  We are subject to uncertainties involving labor relations issues at entities involved in our supply chain, both at suppliers and in the transportation and shipping area.

Our Continental, Contico and FWP business units use polyethylene, polypropylene and other thermoplastic resins as raw materials in a substantial portion of their plastic products.  We have not employed an active hedging program related to our commodity price risk, but have employed other strategies for managing the risk, including contracting for a certain percentage of resin needs through supply agreements and opportunistic spot purchases, vendor negotiations and other measures.  We have experienced significant price volatility in resins over the last several years and expect such volatility to continue.  It is important to note that not only are the refineries aging but several chemical assets in North America are aging as well, especially polypropylene.  Starting in 2015 the Polypropylene industry is expected to see demand exceed capacity and there will be peak seasons that will affect not only pricing but also supply.  No new capacity is announced at this time.  In 2015, Producers plan to implement additional margin expansion increases, in certain industries, which will affect future pricing.

In the third quarter of 2014 China announced it would no longer purchase the large volumes of world cotton as it had been doing for the past three years.  For 2015 China would commit to only the minimum quotas needed to comply with the agreement with the WTO (World Trade Organization).  This change of policy along with the bumper crops harvested in the US and other parts of the world in 2014 have caused a surplus of cotton reserves and a softening in prices.  Cotton prices are expected to remain low throughout the year.  2016 could see an upturn in pricing if growers choose to plant alternate crops allowing the cotton reserves to diminish.

We import raw materials, sub-components and finished goods from different parts of the world such as Asia and Central America.  While many of these products have seen stabilization in their raw material costs, inflationary pressure continues due to transportation costs and wage increases, particularly in China where double digit wage increases continue to occur annually.

In 2014, some price increases were implemented when possible; however, in a climate of instability and rising raw material costs (especially over the past several years), we experience difficulty in raising prices to shift these higher costs to our customers for our plastic products.  We cannot predict the direction our raw material prices will take during 2015 and beyond.

Employees

As of December 31, 2014, we employed 341 people, 179 of which were members of a labor union.  Our labor relations are generally satisfactory and there have been no strikes in recent years.  Our union contract will expire in December 2015.  The Company has historically begun negotiations approximately one month prior to the expiration of the contract.

Regulatory and Environmental Matters

Our operations are subject to various laws and regulations relating to workplace safety and the environment.  Changes in these laws and regulations could have a material impact on our capital expenditures and earnings.  See Note 14 to the Consolidated Financial Statements in Part II, Item 8.

Licenses, Patents and Trademarks

The success of our products historically has not depended largely on patent, trademark and license protection, but rather on the quality of our products, proprietary technology, contract performance, customer service, pricing, and the technical competence and innovative ability of our personnel to develop and introduce products.  However, we do rely to a certain extent on patent protection, trademarks and licensing arrangements in the marketing of certain products.  Examples of key licensed and protected trademarks include Contico®; Continental®; and Wilen®.

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

As of December 31, 2014, all of our outstanding debt was subject to variable interest rates.  An increase in interest rates may have a material adverse effect on our financial condition and results of operations.

The cost of servicing our debt on which we are required to make interest and principal payments may adversely affect our liquidity and financial condition, limit our ability to grow and compete, and prevent us from fulfilling our obligations under our indebtedness.

As of December 31, 2014, we had $22.0 million of debt outstanding.  Subject to limits contained in the agreements governing our outstanding debt, we may incur additional debt in the future.  Our indebtedness places significant demands on our cash resources, which may:

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

The agreements relating to our outstanding debt, including our Credit and Security Agreement (the “BMO Credit Agreement”) with BMO Harris Bank N.A. (“BMO”), contain a number of restrictive covenants that limit our ability to, among other things:

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

If we are unable to comply with the terms of our debt agreement, we could seek to obtain an amendment to such debt agreement and pursue increased liquidity through additional debt financing and/or the sale of assets.  It is possible; however, that we may not be able to obtain amendments from the lender or secure additional debt financing or liquidity through the sale of assets on favorable terms or at all.

Work stoppages or other labor issues at our facilities or those of our suppliers could adversely affect our operations.

At December 31, 2014, we employed 341 persons in our various businesses, of which approximately 52% were subject to a collective bargaining arrangement.  As a result, we are subject to the risk of work stoppages and other labor-relations matters.  Our union contract will expire in December 2015.

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

Item 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

Item 2.  PROPERTIES

As of December 31, 2014, our total building floor area owned or leased was 946,000 square feet, of which 166,000 square feet were owned and 780,000 square feet were leased.  The following table shows a summary by location of our principal facilities including the nature of the facility and the related business unit.

Location	Facility	Business Unit

UNITED STATES
California
Chino	Office, Distribution	Continental, Wilen

Missouri
Bridgeton	Office, Manufacturing, Distribution	Continental, Contico, Wilen, Corporate
Hazelwood	Manufacturing	Contico
Berkeley	Distribution	Continental, Contico, Wilen,

Indiana
Ft. Wayne	Office, Manufacturing, Distribution	Ft. Wayne Plastics

CANADA
Ontario
Toronto	Office, Distribution	Continental, Wilen

We believe that our current facilities have been adequately maintained, generally are in good condition except for the Bridgeton, Missouri facility for which we have a claim for constructive eviction against the landlord, and are suitable and adequate to meet our needs in our existing markets for the foreseeable future.

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

Period	High	Low

2013
First Quarter	$0.95	$0.17
Second Quarter	0.95	0.45
Third Quarter	0.98	0.50
Fourth Quarter	1.00	0.41

2014
First Quarter	$1.48	$0.41
Second Quarter	1.49	0.91
Third Quarter	1.47	1.00
Fourth Quarter	1.82	1.07

As of February 27, 2015, there were 395 holders of record of our common stock, in addition to approximately 627 holders in street name, and there were 7,951,176 shares of common stock outstanding.

Dividend Policy

Dividends are paid at the discretion of our Board of Directors.  The Company has not declared or paid any cash dividends on its common stock in recent years.  In addition, the BMO Credit Agreement prohibits the Company from paying dividends on its securities, other than dividends paid solely in securities.  The Company currently intends to retain its future earnings, if any, to fund the development and growth of its business and, therefore, does not anticipate paying any dividends, either in cash or securities, in the foreseeable future.  Any future decision concerning the payment of dividends on the Company’s common stock will be subject to its obligations under the BMO Credit Agreement and will depend upon the results of operations, financial condition and capital expenditure plans of the Company, as well as such other factors as the Board of Directors, in its sole discretion, may consider relevant.  For a discussion of our BMO Credit Agreement, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Equity Compensation Plan Information

Information regarding securities authorized for issuance under the Company’s equity compensation plans as of December 31, 2014 is set forth in Part III, Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

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

OVERVIEW

We are a manufacturer, importer and distributor of commercial cleaning, storage products and a contract manufacturer of structural foam products.  Our commercial cleaning products are sold primarily to industrial, janitorial/sanitary maintenance and foodservice distributors that supply end users such as restaurants, hotels, healthcare facilities and schools.  Our storage products are primarily sold through major home improvement and mass market retail outlets. Our contract manufactured structural foam services are primarily sold through the automotive aftermarket and material handling markets.

For purposes of this discussion and analysis section, reference is made to the table below and our Consolidated Financial Statements included in Part II, Item 8.  In January 2013, we announced the closure of our Glit business unit in Wrens, Georgia.  As a result, the operations of this division is reflected as discontinued operations for all periods presented.

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

End-user demand for our products has historically been stable and recurring.  Due to the current economic environment, the need for our products has been reduced along with the reduction in overall economic activity.  Since some of our products are used for cleaning buildings and office space as well as general cleaning, as vacancies increase, the demand for those products will be reduced.  Additionally, consistent with good business practice in a downturn economy, our distributors/wholesale retailers have reduced their investment in inventories.  Both of these occurrences have caused shrinkage of available business.

Our core cleaning product sales tend to move in tandem with the rate of growth in U.S. gross domestic product (“GDP”).  As more industries emphasize both sanitary standards and environmentally friendly solutions, we expect our revenues to benefit.  Demand for consumer plastic storage products is closely linked to “value” items and the ability to pass on raw material price increases has been a significant challenge.  End-users are sensitive to the price/value relationship more than brand-name and are seeking alternative solutions when the price/value relationship does not meet their expectations.

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

	Years Ended December 31,
	2014		2013
	(Amounts in Thousands, except per share data and percentages)
	$	% to Sales	$	% to Sales
Net sales	$99,657	100.0	$78,256	100.0
Cost of goods sold	84,605	84.9	66,359	84.8
Gross profit	15,052	15.1	11,897	15.2
Selling, general and administrative expenses	13,990	14.0	12,287	15.7
Severance, restructuring and related charges	-	-	338	0.4
Loss on sale or disposal of assets	-	-	230	0.3
Operating income (loss)	1,062	1.1	(958)	(1.2)

Interest expense	(1,011)		(767)
Other, net	155		171

Income (loss) from continuing operations before income tax	206		(1,554)
Income tax benefit (expense) from continuing operations	2,279		(21)

Income (loss) from continuing operations	2,485		(1,575)
Income from operations of discontinued business (net of tax)	-		73

Net income (loss)	$2,485		$(1,502)

Net income (loss) per share of common stock - Basic
Continuing operations	$0.31		$(0.20)
Discontinued operations	-		0.01
Net income (loss)	$0.31		$(0.19)

Net income (loss) per share of common stock - Diluted
Continuing operations	$0.09		$(0.20)
Discontinued operations	-		0.01
Net income (loss)	$0.09		$(0.19)

RESULTS OF OPERATIONS - 2014 COMPARED TO 2013

Net sales of $99.7 million for the year ended December 31, 2014 reflected an increase of $21.4 million, or 27.3%, from the year ended December 31, 2013.  The increase was a result of the acquisition of FWP, which contributed $14.0 million in net sales for the year ended December 31, 2014, and increased demand in our Continental business unit.   Gross margin was 15.1% for the year ended December 31, 2014, a decrease of 0.1 percentage point from the prior year.  Gross margin was impacted by an unfavorable variance in our LIFO adjustment of $0.3 million and $0.1 million for the years December 31, 2014 and December 31, 2013, respectively. Excluding the LIFO adjustments, gross margin for the years ended December 31, 2014 and December 31, 2013 was flat at 15.4%.  As a result of our increase in sales, our gross profit increased $3.2 million from $11.9 million to $15.1 million.

Selling, general & administrative (“SG&A”) expenses were $14.0 million for the year ended December 31, 2014, a $1.7 million increase from the prior year.  The increase was primarily due to the acquisition of FWP, unfavorable self-insurance experience for the year ended December 31, 2014 and one-time settlements received during the year ended December 31, 2013.

Our operating income increased $2.0 million from an operating loss of $1.0 million for the year ended December 31, 2013 to operating income of $1.1 million for the year ended December 31, 2014, primarily the result of the increase in gross profit, which was partially offset by an increase in selling, general and administrative expenses.

Interest expense increased by $0.2 million in 2014 compared to 2013, primarily as a result of higher outstanding borrowings under the BMO Loan Agreement (as defined below) for the year ended December 31, 2014.

The income tax benefit for the year ended December 31, 2014 includes a benefit as a result of the acquisition of FTW. The Company recorded deferred tax liabilities of $2.4 million which reduced its net deferred tax assets. The reduction in deferred tax assets caused a release of a valuation allowance of $2.3 million.

Income from continuing operations of $2.5 million for the year ended December 31, 2014 was $4.1 million more than the year ended December 31, 2013.  The increase is a result of the increase in gross profit and tax benefit, which was partially offset by the increase in SG&A and interest costs.

With the announced closure of the Glit division on January 24, 2013 all activity associated with this division has been classified as a discontinued operation. Income from operations for this division was $0.1 million for the year ended December 31, 2013. Income from operations includes the Glit Division’s recognition of $1.9 million of deferred revenue for the year ended December 31, 2013.

Overall, we reported net income of $2.5 million, or $0.31 per basic share ($0.09 per diluted share), for the year ended December 31, 2014, as compared to a net loss of $1.5 million, or $0.19 per basic and diluted share, in the same period of 2013.

LIQUIDITY AND CAPITAL RESOURCES

We require funding for working capital needs and capital expenditures.  We believe that our cash flow from operations and the use of available borrowings under the BMO Credit Agreement (as defined below) provide sufficient liquidity for our operations going forward.  As of December 31, 2014, we had book overdrafts of $0.7 million as compared to cash of $0.7 million and book overdrafts of $0.3 million at December 31, 2013.  As of December 31, 2014, we had outstanding borrowings of $22.0 million under the BMO Credit Agreement.  Our unused borrowing availability at December 31, 2014 was $2.3 million.  As of December 31, 2013, we had outstanding borrowings of $7.7 million under the PB Loan Agreement.  Our unused borrowing availability at December 31, 2013 was $1.6 million after the $1.3 million minimum availability requirement under the PB Loan Agreement.

BMO Credit Agreement

On February 19, 2014, the Company and BMO Harris Bank N.A. entered into a Credit and Security Agreement (the “BMO Credit Agreement”),  which provides the Company a $27.0 million revolving credit facility, including a $3.0 million sub-limit for letters of credit. The proceeds of the Company’s initial borrowing under the BMO Credit Agreement were used to repay the PrivateBank Loan and Security Agreement (the “PB Loan Agreement”), finance the acquisition of FTW (as defined in Note 17), and pay certain fees and expenses related to the negotiation and consummation of the BMO Credit Agreement and the acquisition of FWP. All extensions of credit under the BMO Credit Agreement are collateralized by a first priority security interest in and lien upon substantially all present and future assets and properties of the Company.

The BMO Credit Agreement has an expiration date of February 17, 2017 and its borrowing base is determined by eligible inventory and accounts receivable, machinery and equipment and owned real estate, amounting to $25.4 million at December 31, 2014. The borrowing base under the BMO Credit Agreement is reduced by the outstanding amount of standby and commercial letters of credit. Currently, the Company’s largest letters of credit relate to its casualty insurance programs. Total outstanding letters of credit were $1.1 million at December 31, 2014. There was $22.0 million outstanding under the BMO Credit Agreement and $7.7 million outstanding under the PB Loan Agreement as of December 31, 2014 and December 31, 2013, respectively.

Borrowings under the BMO Credit Agreement bear interest at a per annum rate equal to, at the Borrower’s option, (a) the Base Rate plus applicable Base Rate Margin, which varies from 0.50% to 1.00% based on average excess availability, or (b) reserve adjusted Eurodollar Rate plus the applicable Eurodollar Rate Margin, which varies from 1.50% to 2.00% based on average excess availability. The Base Rate is the greatest of (i) BMO Harris’ prime commercial rate as in effect on such day, (ii) the sum of the Fed Funds rate for such day plus 0.5%, and (iii) the Eurodollar Rate for one month plus 1.50%. The Eurodollar Rate is the British Bankers Association LIBOR Rate, as published by Reuters (or other commercially available source) with a term equivalent to the applicable one, two, three or six month interest period. An unused commitment fee of 25 basis points per annum is payable quarterly on the average unused amount of the BMO Credit Agreement. The BMO Credit Agreement includes financial covenants regarding fixed charge coverage ratio and maximum annual capital expenditures. The Company was in compliance with the financial covenants at December 31, 2014.

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

All of the debt under the BMO Credit Agreement is re-priced to current rates at frequent intervals.  Therefore, its fair value approximates its carrying value at December 31, 2014.  For the years ended December 31, 2014 and December 31, 2013, the Company had amortization of debt issuance costs, included within interest expense, of $0.3 million and $0.2 million, respectively.

Cash Flows

Cash provided by operating activities before changes in operating assets and liabilities was $2.7 million for the year ended December 31, 2014, an improvement from $0.9 million provided by operating activities for the year ended December 31, 2013.  Changes in operating assets and liabilities used $6.0 million for the year ended December 31, 2014 and provided $0.7 million for the year ended December 31, 2013.  The current year decrease was a result of higher accounts receivable and inventory for the year ended December 31, 2014, partially due to the acquisition of FTW in 2014.

Cash flows used by investing activities for the year ended December 31, 2014 increased $13.0 million from the year ended December 31, 2013, primarily as a result of the purchase of FTW.

Cash flows provided by financing activities of $14.4 million for the year ended December 31, 2014 was due to an increase of $13.6 million in our bank borrowings, net of debt issuance costs since December 31, 2013, primarily due to the FTW acquisition and an increase of $0.4 million in borrowings from related parties.

Off-balance Sheet Arrangements

None.

Transactions with Related and Certain Other Parties

Kohlberg & Co., L.L.C. (“Kohlberg”), an affiliate of Kohlberg Investors IV, L.P., whose affiliate holds all 1,131,551 shares of our Convertible Preferred Stock, provides ongoing management oversight and advisory services to the Company.  At December 31, 2014, the Company owed Kohlberg $3.3 million for these services.  We incurred expenses of $0.5 million for these services in each of 2014 and 2013.  We expect to incur $0.5 million annually for these services in future years.

In February 2014, loans of $0.1 million each were received from two directors of the Company, and a loan of $0.2 million was received from Kohlberg & Co. L.L.C. In connection with these loans, the Company entered into subordinated promissory notes with these individuals and Kohlberg & Co. L.L.C., respectively. These notes were used to finance the acquisition of FTW and are set to mature on September 30, 2017. The notes accrue interest at a rate of 15% per year, which will be paid by capitalizing such interest and adding such capitalized interest to the principal amount of the subordinated notes.

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

Stock-based Compensation – Compensation cost recognized during the years ended December 31, 2014 and 2013 includes:  a) compensation cost for all stock options granted based on the grant date fair value amortized over the options’ vesting period and b) compensation cost for outstanding SARs as of December 31, 2014 and 2013 based on the December 31, 2014 and 2013 fair value, respectively.

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

Although we make every effort to ensure the accuracy of our forecasts of future product demand, any significant unanticipated changes in demand or product developments could have a significant impact on the value of our inventory and our reported operating results.  Our reserves for excess and obsolete inventory were $0.6 million and $0.5 million as of December 31, 2014 and 2013, respectively.

Goodwill and Impairments of Long-Lived Assets – In connection with certain acquisitions, we recorded goodwill representing the cost of the acquisition in excess of the fair value of the net assets acquired.  For purposes of evaluating goodwill impairment, the Company consists of one reporting unit, which is the same as the Company itself as a whole.  The fair value of the reporting unit is determined annually, or as indicators of impairment are identified, and the fair value is compared to the carrying value of the reporting unit. For the year ended December 31, 2014, we applied a qualitative goodwill evaluation model for the annual goodwill impairment test. Based on the results of our qualitative assessment, we believe it was more likely than not that the fair value of the reporting unit exceeded its carrying value as of December 31, 2014, indicating no impairment of goodwill.

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

Income Taxes – We recognize deferred income tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities.  Deferred income tax assets also include federal, state and foreign net operating loss carry-forwards, primarily due to the significant operating losses incurred during recent years, as well as various tax credits.  We regularly review our deferred income tax assets for recoverability taking into consideration historical net income (losses), projected future income (losses) and the expected timing of the reversals of existing temporary differences.  We establish a valuation allowance when it is more likely than not that these assets will not be recovered.  As of December 31, 2014, we had a valuation allowance of $79.0 million.  Given the negative evidence provided by our history of operating losses, we were unable to conclude that it is more likely than not that our deferred tax assets would be recoverable through the generation of future taxable income.  We will continue to evaluate our valuation allowance requirements based on future operating results and business acquisitions and dispositions, and we may adjust our deferred tax asset valuation allowance.  Such changes in our deferred tax asset valuation allowance will be reflected in current operations through our income tax provision.

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

 Workers’ Compensation and General Liabilities – We make payments for workers’ compensation and general liability claims generally through the use of a third party claims administrator.  We have purchased insurance coverage for large claims over our large deductible, retroactive and self-insured retention levels.  Our workers’ compensation liabilities are developed using actuarial methods based upon historical data for payment patterns, cost trends, and other relevant factors.  In order to consider a range of possible outcomes, we have based our estimates of liabilities in this area on several different sources of loss development factors, including those from the insurance industry, the manufacturing industry, and factors developed in-house.  Our general approach is to identify a reasonable, logical conclusion, typically in the middle range of the possible outcomes.  While we believe that our liabilities for workers’ compensation and general liability claims as of December 31, 2014 are adequate and that the judgment applied is appropriate, such estimated liabilities could differ materially from what will actually transpire in the future.

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

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Katy Industries, Inc.

We have audited the accompanying consolidated balance sheets of Katy Industries, Inc. and Subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive income, stockholders’ (deficit) equity, and cash flows for each of the years in the two-year period ended December 31, 2014. Katy Industries, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Katy Industries, Inc. and Subsidiaries as of December 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

/s/ UHY LLP

St. Louis, Missouri
March 30, 2015

KATY INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2014 and 2013
(Amounts in Thousands)

ASSETS

	2014	2013
CURRENT ASSETS:
Cash	$66	$708
Trade accounts receivable, net of allowances of $183 and $171	10,840	7,206
Inventories, net	15,881	10,004
Other current assets	659	663
Assets held for sale	-	74

Total current assets	27,446	18,655

OTHER ASSETS:
Goodwill	2,556	-
Intangibles, net	3,909	-
Other	1,839	1,375

Total other assets	8,304	1,375

PROPERTY AND EQUIPMENT
Land and improvements	535	251
Buildings and improvements	6,175	3,080
Machinery and equipment	52,711	52,164

	59,421	55,495
Less - Accumulated depreciation	(49,263)	(48,533)

Property and equipment, net	10,158	6,962

Total assets	$45,908	$26,992

See Notes to Consolidated Financial Statements.

KATY INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2014 and 2013
(Amounts in Thousands, Except Share Data)

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY

	2014	2013
CURRENT LIABILITIES:
Accounts payable	$7,327	$5,983
Book overdraft	699	264
Accrued compensation	1,457	1,411
Accrued expenses	7,093	7,062
Payable to related party	3,650	2,750
Deferred revenue	186	186
Revolving credit agreement	21,967	7,706

Total current liabilities	42,379	25,362

DEFERRED REVENUE	130	316

OTHER LIABILITIES	4,090	3,794

Total liabilities	46,599	29,472

COMMITMENTS AND CONTINGENCIES (Note 14)

STOCKHOLDERS’ (DEFICIT) EQUITY
15% Convertible preferred stock, $100 par value; authorized 1,200,000 shares; issued and outstanding 1,131,551 shares; liquidation value $113,155	108,256	108,256
Common stock, $1 par value; authorized 35,000,000 shares; issued 9,822,304 shares	9,822	9,822
Additional paid-in capital	27,110	27,110
Accumulated other comprehensive loss	(1,544)	(848)
Accumulated deficit	(122,898)	(125,383)
Treasury stock, at cost, 1,871,128 shares	(21,437)	(21,437)

Total stockholders' (deficit) equity	(691)	(2,480)

Total liabilities and stockholders' (deficit) equity	$45,908	$26,992

See Notes to Consolidated Financial Statements.

KATY INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2014 and 2013
(Amounts in Thousands, Except Per Share Data)

	2014	2013

Net sales	$99,657	$78,256
Cost of goods sold	84,605	66,359
Gross profit	15,052	11,897
Selling, general and administrative expenses	13,990	12,287
Severance, restructuring and related charges	-	338
Loss on sale or disposal of assets	-	230
Operating income (loss)	1,062	(958)
Interest expense	(1,011)	(767)
Other, net	155	171

Income (loss) from continuing operations before income tax	206	(1,554)
Income tax benefit (expense) from continuing operations	2,279	(21)

Income (loss) from continuing operations	2,485	(1,575)
Income from operations of discontinued businesses (net of tax)	-	73

Net income (loss)	2,485	(1,502)

Other comprehensive income
Foreign currency translation	(130)	(71)
Pension and other postretirement benefits	(566)	1,686
Total other comprehensive (loss) income	(696)	1,615
Total comprehensive income	$1,789	$113

Net income (loss) per share of common stock - Basic:
Continuing operations	$0.31	$(0.20)
Discontinued operations	-	0.01
Net income (loss)	$0.31	$(0.19)

Net income (loss) per share of common stock - Diluted:
Continuing operations	$0.09	$(0.20)
Discontinued operations	-	0.01
Net income (loss)	$0.09	$(0.19)

See Notes to Consolidated Financial Statements.

KATY INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2014 and 2013
(Amounts in Thousands, Except Share Data)

	Convertible Preferred Stock		Common Stock		Additional	Accumulated Other Compre-			Total
	Number of Shares	Par Value	Number of Shares	Par Value	Paid-in Capital	hensive Loss	Accumulated Deficit	Treasury Stock	Stockholders' (Deficit) Equity
Balance, January 1, 2013	1,131,551	$108,256	9,822,304	$9,822	$27,110	$(2,463)	$(123,881)	$(21,437)	$(2,593)
Net loss	-	-	-	-	-	-	(1,502)	-	(1,502)
Foreign currency translation adjustment	-	-	-	-	-	(71)	-	-	(71)
Pension and other postretirement benefits	-	-	-	-	-	1,686	-	-	1,686
Balance, December 31, 2013	1,131,551	$108,256	9,822,304	$9,822	$27,110	$(848)	$(125,383)	$(21,437)	$(2,480)
Net income	-	-	-	-	-	-	2,485	-	2,485
Foreign currency translation adjustment	-	-	-	-	-	(130)	-	-	(130)
Pension and other postretirement benefits	-	-	-	-	-	(566)	-	-	(566)
Balance, December 31, 2014	1,131,551	$108,256	9,822,304	$9,822	$27,110	$(1,544)	$(122,898)	$(21,437)	$(691)

See Notes to Consolidated Financial Statements.

KATY INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2014 and 2013
(Amounts in Thousands)

	2014	2013
Cash flows from operating activities:
Net income (loss)	$2,485	$(1,502)
Income from discontinued operations	-	(73)
Income (loss) from continuing operations	2,485	(1,575)
Depreciation	1,996	2,034
Amortization of intangible assets	157	-
Write-off and amortization of debt issuance costs	326	209
Stock-based compensation	27	13
Loss on sale or disposal of assets	-	230
Deferred income taxes	(2,317)	-
	2,674	911
Changes in operating assets and liabilities:
Accounts receivable	(2,099)	(446)
Inventories	(4,450)	654
Other assets	56	579
Accounts payable	733	664
Accrued expenses	(246)	(594)
Payable to related party	500	500
Deferred revenue	(187)	(195)
Other liabilities	(308)	(511)
	(6,001)	651
Net cash (used in) provided by continuing operations	(3,327)	1,562
Net cash provided by discontinued operations	74	764
Net cash (used in) provided by operating activities	(3,253)	2,326

Cash flows from investing activities:
Payment for acquistion, net of cash received	(10,775)	-
Capital expenditures	(831)	(566)
Net cash used in continuing operations	(11,606)	(566)
Net cash provided by discontinued operations	-	1,913
Net cash (used in) provided by investing activities	(11,606)	1,347

Cash flows from financing activities:
Net borrowings	14,261	(3,197)
Loan from related party	400	-
Increase (decrease) in book overdraft	435	(229)
Direct costs associated with debt facilities	(672)	-
Net cash provided by (used in) financing activities	14,424	(3,426)

Effect of exchange rate changes on cash from continuing operations	(207)	(142)
Effect of exchange rate changes on cash from discontinued operations	-	(18)
Net effect of exchange rate changes on cash	(207)	(160)
Net (decrease) increase in cash	(642)	87
Cash, beginning of period	708	621
Cash, end of period	$66	$708

See Notes to Consolidated Financial Statements.

KATY INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2014 and 2013

Note 1.	ORGANIZATION OF THE BUSINESS

Katy Industries, Inc. (“Katy” or the “Company”) was organized as a Delaware corporation in 1967.  The activities of the Company include the manufacture, import and distribution of a variety of commercial cleaning supplies and storage products. In addition, the Company contract manufactures many structural foam products.  Principal geographic markets are in the United States and Canada and include the sanitary maintenance, foodservice, mass merchant retail, home improvement, auto after market and material handling markets.

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

Revenue Recognition – Revenue is recognized, including sales to distributors, at the time the products are shipped and title has transferred to the customer, provided that a purchase order has been received or a contract has been executed, there are no uncertainties regarding customer acceptances, the sale price is fixed and determinable and collection is deemed probable.  The Company’s standard shipping terms are FOB shipping point.  Sales are net of provisions for returns, discounts, customer allowances (such as volume rebates) and cooperative advertising allowances.  The Company’s sales arrangements do not typically contain standard right of return provisions or limit returns at a certain percentage of sales price or margin; however, in certain instances where a product may be returned, the Company recognizes revenue only if all of the following conditions are met: a) the sale price is substantially fixed or determinable at date of sale; b) buyer has either paid or is obligated to pay the seller and the obligation is not contingent on resale of the product; c) buyer’s obligation to seller would not be changed in the event of theft or physical destruction of the product; d) buyer has economic substance apart from the seller; e) seller does not have significant obligations for future performance to directly bring about the resale of product by the buyer; and f) the amount of future returns can be reasonably estimated (i.e. defective/wrong products).  The Company records discounts, customer allowances and cooperative advertising allowances as reductions of revenue, provisions for which are estimated on a periodic basis based on historical experience.

Deferred Revenue – In connection with the sale of the DISCO division of Continental Commercial Products, Inc. (“CCP”) on October 4, 2011, the Company entered into a supply agreement (the “Supply Agreement”) with DISCO Acquisition Corp. (the “Buyer”) whereby the Company will provide certain products to the Buyer, in accordance with the Supply Agreement, for a term ending September 30, 2016. A portion of the proceeds from the sale were deemed to be related to this Supply Agreement and were therefore deferred and will be amortized over the term of the Supply Agreement. This amortization period is expected to approximate the timing and quantity of shipments under the Supply Agreement. During the year ended December 31, 2014 and December 31, 2013, the Company recognized $0.2 million and $2.1 million as revenue, respectively. As of December 31, 2014, $0.3 million was recorded as deferred revenue, $0.2 million of which was current and $0.1 million of which was long-term.

Advertising Costs – Advertising costs are expensed as incurred.  Advertising costs expensed in 2014 and 2013 were $0.4 million and $0.3 million, respectively.

Accounts Receivable and Allowance for Doubtful Accounts – Trade accounts receivable are recorded at the invoiced amount and do not bear interest.  The Company does not require collateral to secure accounts receivable. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable.  The Company determines the allowance in part based on its historical write-off experience.  The Company reviews its allowance for doubtful accounts quarterly, which includes a review of past due balances over 30 days.  All other balances are reviewed on a pooled basis by market distribution channels.  Account balances are charged off against the allowance when the Company determines it is probable the receivable will not be recovered.  The Company does not have any off-balance-sheet credit exposure related to its customers.

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

Inventories – Inventories are stated at the lower of cost or market value, and reserves are established for excess and obsolete inventory in order to ensure proper valuation of inventories.  Cost includes materials, labor and overhead.  At December 31, 2014 and 2013, approximately 78% and 80%, respectively, of the Company’s inventories were accounted for using the last-in, first-out (“LIFO”) method of costing, while the remaining inventories were accounted for using the first-in, first-out (“FIFO”) method.  Current cost, as determined using the FIFO method, exceeded LIFO cost by $4.7 million and $4.4 million at December 31, 2014 and 2013, respectively.  For the years ended December 31, 2014 and December 31, 2013 the Company recognized a loss of $0.3 million and $0.1 million, respectively, of LIFO valuation adjustments.  The components of inventories are:

	December 31,
	2014	2013
	(Amounts in Thousands)

Raw materials	$6,457	$5,803
Finished goods	14,714	9,101
Inventory reserves	(618)	(534)
LIFO reserve	(4,672)	(4,366)
	$15,881	$10,004

Goodwill – Goodwill represents the excess purchase price over the fair value of net assets acquired.  Goodwill is not amortized, but is tested for impairment annually as of the end of the fourth quarter.  For purposes of evaluating goodwill impairment, the Company consists of one reporting unit, which is the same as the Company itself as a whole.  The fair value of the reporting unit is determined annually, or as indicators of impairment are identified, and the fair value is compared to the carrying value of the reporting unit. For the year ended December 31, 2014, we applied a qualitative goodwill evaluation model for the annual goodwill impairment test. Based on the results of our qualitative assessment, we believe it was more likely than not that the fair value of the reporting unit exceeded its carrying value as of December 31, 2014, indicating no impairment of goodwill.

Property and Equipment – Property and equipment are stated at cost and depreciated using the straight-line method over their estimated useful lives: buildings (10-40 years); machinery and equipment (3-20 years); and leasehold improvements over the remaining lease period or useful life, if shorter.  Costs for repair and maintenance of machinery and equipment are expensed as incurred, unless the result significantly increases the useful life or functionality of the asset, in which case capitalization is considered.  Depreciation expense from continuing operations for 2014 and 2013 was $2.0 million.

An asset retirement obligation associated with the retirement of a tangible long-lived asset is recognized as a liability in the period in which it is incurred or becomes determinable, with an associated increase in the carrying amount of the related long-term asset.  The cost of the tangible asset, including the initially recognized asset retirement cost, is depreciated over the useful life of the asset.  As of December 31, 2014, the Company has recorded an asset of $0.1 million and related liability of $0.7 million for retirement obligations associated with returning certain leased properties to the respective lessors upon the termination of the lease arrangements.  A summary of the changes in asset retirement obligation is included in the table below (amounts in thousands):

Asset retirement obligation at January 1, 2013	$651
Accretion expense	30
Asset retirement obligation at December 31, 2013	681
Accretion expense	31
Asset retirement obligation at December 31, 2014	$712

On January 1, 2009, the Company entered into a new lease agreement for its largest facility in Bridgeton, Missouri.  In connection with the new lease agreement the Company was granted a tenant improvement allowance of $0.7 million in 2009.  The allowance was recorded as leasehold improvement assets and is being depreciated over the term of the new lease.  The Company also recorded a deferred rent liability of $0.7 million in 2009 which is being amortized as a reduction of rental expense over the term of the new lease on a straight-line basis.  The balance of the deferred rent liability was $0.3 and $0.4 million at December 31, 2014 and 2013, respectively.

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

Segment Reporting – Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief decision maker or group in deciding how to allocate resources and in assessing performance.  The Company’s chief decision maker reviews the results of operations and requests for capital expenditures based on one industry segment: manufacturing, importing and distributing commercial cleaning, storage and contracted structural foam products.  The Company’s entire revenue is generated through this segment.

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

Accumulated Other Comprehensive Loss – The components of accumulated other comprehensive loss are foreign currency translation adjustments and pension and other postretirement benefits adjustments.  The balance of the foreign currency translation adjustments account was $0.7 and $0.6 million at December 31, 2014 and 2013, respectively. The balance of the pension and other postretirement benefits adjustments account was $0.8 and $0.3 million and at December 31, 2014 and 2013, respectively.

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

Stock Options and Other Stock Awards – Compensation cost recognized during the years ended December 31, 2014 and 2013 includes:  a) compensation cost for all stock options based on the grant date fair value amortized over the options’ vesting period and b) compensation cost for outstanding stock appreciation rights (“SARs”) as of December 31, 2014 and 2013 based on the respective December 31 fair value.  The Company re-measures the fair value of SARs each reporting period until the award is settled and compensation expense is recognized each reporting period for changes in fair value and vesting.

The following table shows total compensation expense (see Note 9 for descriptions of Stock Incentive Plans) included in the Consolidated Statements of Operations for the years ended December 31 (amounts in thousands):

	2014	2013

Stock appreciation right expense (income)	$27	$(13)

The fair value of stock options is estimated at the date of grant using a Black-Scholes option pricing model.  As the Company does not have sufficient historical exercise data to provide a basis for estimating the expected term, the Company uses the simplified method for estimating the expected term by averaging the minimum and maximum lives expected for each award.  In addition, the Company estimates volatility by considering its historical stock volatility over a term comparable to the remaining expected life of each award.  The risk-free interest rate is the current yield available on U.S. treasury issues with a remaining term equal to each award.  The Company estimates forfeitures using historical results.  Its estimates of forfeitures will be adjusted over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from their estimate.  No stock options were granted during the years ended December 31, 2014 or 2013.

The fair value of SARs, a liability award, was estimated at December 31, 2014 and 2013 using a Black-Scholes option pricing model.  The Company estimated the expected term by averaging the minimum and maximum lives expected for each award.  In addition, the Company estimated volatility by considering its historical stock volatility over a term comparable to the remaining expected life of each award.  The risk-free interest rate was the current yield available on U.S. treasury issues with a remaining term equal to each award.  The Company estimates forfeitures using historical results.  Its estimates of forfeitures will be adjusted over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from their estimate.  The assumptions for expected term, volatility and risk-free rate are presented in the table below:

December 31,
	2014	2013

Expected term (years)	1.7- 4.7	0.1- 4.7
Volatility	229.9% - 338.9%	302.2% - 368.3%
Risk-free interest rate	0.5% - 1.6%	0.1% - 1.6%

Recently Issued Accounting Standards – In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers." This ASU is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. This ASU is effective for annual reporting periods beginning after December 15, 2016 and early adoption is not permitted. Accordingly, we will adopt this ASU on January 1, 2017. Companies may use either a full retrospective or modified retrospective approach to adopt this ASU and we are currently evaluating which transition approach to use and the full impact this ASU will have on our future financial statements.

Recently Issued Accounting Standards – In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU” or “Update”) No. 2014-15, to communicate amendments to FASB Account Standards Codification Subtopic 205-40, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” The ASU requires management to evaluate relevant conditions, events and certain management plans that are known or reasonably knowable as of the evaluation date when determining whether substantial doubt about an entity’s ability to continue as a going concern exists. Management will be required to make this evaluation for both annual and interim reporting periods. Management will have to make certain disclosures if it concludes that substantial doubt exists or when it plans to alleviate substantial doubt about the entity’s ability to continue as a going concern. The standard is effective for annual periods ending after December 15, 2016 and for interim reporting periods starting in the first quarter of 2017. Early adoption is permitted. We are currently believe there will be no impact on our financial statement disclosures.

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

The Company recognized deferred revenue of $1.9 million in the year ended December 31, 2013. The recognition of deferred revenue is included in net sales for the Glit Division.

The components of assets held for sale as of December 31, 2014 and December 31, 2013 are as follows (amounts in thousands):

	December 31, 2014	December 31, 2013
Receivables from property and equipment sales	$-	$74

Note 4.	INTANGIBLE ASSETS

Intangible assets were acquired in the FTW acquisition (as defined in Note 17). Following is detailed information regarding the Company's intangible assets (amounts in thousands):

	December 31, 2014
	Gross Amount	Accumulated Amortization	Net Carrying Amount
Amortizable:
Customer lists	3,760	(157)	3,603
Unamortizable:
Tradenames	306	-	306
Total	$4,066	$(157)	$3,909

Customer lists have a 20 year useful life.

The Company recorded amortization expense on intangible assets from continuing operations of $0.2 million for the year ended December 31, 2014.  Estimated aggregate future amortization expense related to intangible assets is as follows (amounts in thousands):

2015	$188
2016	188
2017	188
2018	188
2019	188
Thereafter	2,663
$3,603

Note 5.	INDEBTEDNESS

On February 19, 2014, the Company and BMO Harris Bank N.A. entered into a Credit and Security Agreement (the “BMO Credit Agreement”),  which provides the Company a $27.0 million revolving credit facility, including a $3.0 million sub-limit for letters of credit. The proceeds of the Company’s initial borrowing under the BMO Credit Agreement were used to repay the PrivateBank Loan and Security Agreement (the “PB Loan Agreement”), finance the acquisition of FTW (as defined in Note 17), and pay certain fees and expenses related to the negotiation and consummation of the BMO Credit Agreement and the acquisition of FWP. All extensions of credit under the BMO Credit Agreement are collateralized by a first priority security interest in and lien upon substantially all present and future assets and properties of the Company.

The BMO Credit Agreement has an expiration date of February 17, 2017 and its borrowing base is determined by eligible inventory and accounts receivable, machinery and equipment and owned real estate, amounting to $25.4 million at December 31, 2014. The borrowing base under the BMO Credit Agreement is reduced by the outstanding amount of standby and commercial letters of credit. Currently, the Company’s largest letters of credit relate to its casualty insurance programs. Total outstanding letters of credit were $1.1 million at December 31, 2014. There was $22.0 million outstanding under the BMO Credit Agreement and $7.7 million outstanding under the PB Loan Agreement as of December 31, 2014 and December 31, 2013, respectively.

Borrowings under the BMO Credit Agreement bear interest at a per annum rate equal to, at the Borrower’s option, (a) the Base Rate plus applicable Base Rate Margin, which varies from 0.50% to 1.00% based on average excess availability, or (b) reserve adjusted Eurodollar Rate plus the applicable Eurodollar Rate Margin, which varies from 1.50% to 2.00% based on average excess availability. The Base Rate is the greatest of (i) BMO Harris’ prime commercial rate as in effect on such day, (ii) the sum of the Fed Funds rate for such day plus 0.5%, and (iii) the Eurodollar Rate for one month plus 1.50%. The Eurodollar Rate is the British Bankers Association LIBOR Rate, as published by Reuters (or other commercially available source) with a term equivalent to the applicable one, two, three or six month interest period. An unused commitment fee of 25 basis points per annum is payable quarterly on the average unused amount of the BMO Credit Agreement. The BMO Credit Agreement includes financial covenants regarding fixed charge coverage ratio and maximum annual capital expenditures. The Company was in compliance with the financial covenants at December 31, 2014.

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

All of the debt under the BMO Credit Agreement is re-priced to current rates at frequent intervals.  Therefore, its fair value approximates its carrying value at December 31, 2014.  For the years ended December 31, 2014 and December 31, 2013, the Company had amortization of debt issuance costs, included within interest expense, of $0.3 million and $0.2 million, respectively.

The PB Loan Agreement, as amended, was a $15.0 million revolving credit facility. The proceeds of the Borrowers’ initial borrowing under the PB Loan Agreement were used to repay the Revolving Credit, Term Loan and Security Agreement, as amended (“PNC Credit Agreement”), with PNC Bank, National Association (“PNC Bank”) and pay fees and expenses associated with the negotiation and consummation of the credit facility.  All extensions of credit under the PB Loan Agreement were collateralized by a first priority security interest in and lien upon substantially all present and future assets and properties of the Company and the Borrowers.  The Company guaranteed the obligations of the Borrowers under the PB Loan Agreement.  There was $7.7 million outstanding under the PB Loan Agreement as of December 31, 2013. The PB Loan Agreement had an expiration date of September 29, 2014 and its borrowing base was determined by eligible inventory and accounts receivable, amounting to $12.0 million at December 31, 2013.  The Company’s borrowing base under the PB Loan Agreement is reduced by the outstanding amount of standby and commercial letters of credit. The PB Loan Agreement required the Company to have a minimum level of availability such that eligible collateral must exceed the sum of its outstanding borrowings and letters of credit by $1.3 million. Total outstanding letters of credit were $1.4 million at December 31, 2013. Our unused borrowing availability at December 31, 2013 under the PB Loan Agreement was $1.6 million. Borrowings under the PB Loan Agreement beared interest at a per annum rate equal to the sum of the Prime Rate Revolving Loans Applicable Margin plus the Prime Rate (each as defined in the PB Loan Agreement), or an aggregate of 4.75% at December 31, 2013.  An unused commitment fee of 50 basis points per annum is payable monthly on the average unused amount of the PB Loan Agreement. The PB Loan Agreement included a financial covenant regarding fixed charge coverage ratio.

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

	For the Years Ended December 31,
	2014	2013
	(Amounts in Thousands, except per share amounts)

Income (loss) from continuing operations	$2,485	$(1,575)
Discontinued operations	-	73
Net income (loss)	$2,485	$(1,502)

Average common shares outstanding - Basic	7,951	7,951
Dilutive effect of convertible preferred stock	18,859	7,951
Average common shares outstanding - Diluted	26,810	7,951

Per share amount - Basic:
Continuing operations	$0.31	$(0.20)
Discontinued operations	-	0.01
Net income (loss)	$0.31	$(0.19)

Per share amount - Diluted:
Continuing operations	$0.09	$(0.20)
Discontinued operations	-	0.01
Net income (loss)	$0.09	$(0.19)

As of December 31, 2014, no options were in the money and 6,000 options were out of the money. As of December 31, 2013, no options were in-the-money and 12,000 options were out-of-the money.  At December 31, 2014 and 2013, 1,131,551 convertible preferred shares were outstanding, which are in total convertible into 18,859,183 shares of Katy common stock. Convertible preferred shares were not included in the calculation of diluted earnings (loss) per share for the year ended December 31, 2013 because of their anti-dilutive impact as a result of the Company’s net loss position.

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

The Company expects to contribute $90,000 to the pension plans in fiscal 2015.  The Company uses a December 31 measurement date for its pension and other postretirement benefit plans.  The fair value of plan assets was determined by using quoted prices in active markets for identical assets (Level 1 inputs per the fair value hierarchy).  The fair value and allocation of pension plan assets is as follows (amounts in thousands):

	December 31,
	2014		2013
	Plan Assets		Plan Assets
Asset Category	Fair Value	Percentage	Fair Value	Percentage

Equity Securities	$754	66%	$670	63%
Fixed Income Securities	266	23%	272	25%
Money Market	116	10%	113	11%
Other	6	1%	14	1%
	$1,142	100%	$1,069	100%

The following table presents the funded status of the Company’s pension and postretirement benefit plans for the years ended December 31, 2014 and 2013:

	Pension Benefits		Other Benefits
	2014	2013	2014	2013
	(Amounts in Thousands)
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$1,422	$1,454	$997	$2,769
Interest cost	59	56	49	41
Actuarial (gain) loss	172	(58)	448	(1,598)
Benefits paid	(59)	(30)	(194)	(215)
Projected benefit obligation at end of year	$1,594	$1,422	$1,300	$997

Change in plan assets:
Fair value of plan assets at beginning of year	$1,069	$941	$-	$-
Actuarial return on plan assets	70	100	-	-
Employer contributions	62	58	194	215
Benefits paid	(59)	(30)	(194)	(215)
Fair value of plan assets at end of year	$1,142	$1,069	$-	$-

Funded status at end of year	$(452)	$(353)	$(1,300)	$(997)

Amounts recognized in Consolidated Balance Sheets:
Other non-current assets	$(32)	$(46)	$-	$-
Accrued expenses	-	-	187	146
Other liabilities	483	399	1,113	851
Total	$451	$353	$1,300	$997

Accumulated other comprehensive loss at December 31, 2014 and 2013 included unrecognized actuarial losses related to pension benefits of $0.7 million and $0.6 million, respectively, that had not yet been recognized in net periodic pension cost.  Accumulated other comprehensive loss at December 31, 2014 included unrecognized actuarial losses related to other benefits of $0.1 million that had not yet been recognized in net periodic pension cost.  The actuarial losses included in accumulated other comprehensive loss and expected to be recognized in net periodic pension cost during the fiscal year ending December 31, 2015 are $49,000 loss for pension benefits and a $34,000 loss for other benefits.  The accumulated benefit obligation for all pension plans was $1.6 million and $1.4 million at December 31, 2014 and 2013, respectively.

The following table lists the projected benefit obligation (“PBO”), accumulated benefit obligation (“ABO”) and fair value of plan assets for the pension plans with PBOs and ABOs in excess of plan assets at December 31, 2014 and 2013 (amounts in thousands):

	2014		2013
	Projected benefit obligation exceeds plan assets	Accumulated benefit obligation exceeds plan assets	Projected benefit obligation exceeds plan assets	Accumulated benefit obligation exceeds plan assets

Projected benefit obligation	$1,594	$1,594	$1,261	$1,261
Accumulated benefit obligation	$1,594	$1,594	$1,261	$1,261
Fair value of plan assets	$1,143	$1,143	$863	$863

The following table presents the assumptions used to determine the Company’s benefit obligations at December 31, 2014 and 2013 along with sensitivity of the Company’s plans to potential changes in certain key assumptions (dollars in thousands):

	Pension Benefits		Other Benefits
	2014	2013	2014	2013
Assumptions as of December 31:
Discount rates	4.25%	4.25%	4.25%	4.00%
Expected long-term return rate on assets	5.75%	5.75%	N/A	N/A
Assumed rates of compensation increases	N/A	N/A	N/A	N/A
Medical trend rate pre-65 (initial)	N/A	N/A	8.00%	8.00%
Medical trend rate post-65 (initial)	N/A	N/A	7.50%	7.50%
Medical trend rate (ultimate)	N/A	N/A	5.00%	5.00%
Years to ultimate rate pre-65	N/A	N/A	8	8
Years to ultimate rate post-65	N/A	N/A	8	8

Impact of one-percent increase in medical trend rate:
Increase in accumulated postretirement benefit obligation			$73	$58
Increase in service cost and interest cost			$2	$2

Impact of one-percent decrease in medical trend rate:
Decrease in accumulated postretirement benefit obligation			$66	$53
Decrease in service cost and interest cost			$2	$2

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

The following table presents components of the net periodic benefit cost for the Company’s pension and postretirement benefit plans during 2014 and 2013 (amounts in thousands):

	Pension Benefits		Other Benefits
	2014	2013	2014	2013

Interest cost	$59	$56	$49	$41
Expected return on plan assets	(63)	(55)	-	-
Amortization of net loss (gain)	40	48	26	(23)
Net periodic benefit cost	$36	$49	$75	$18

The following table presents estimated future benefit payments (amounts in thousands):

	Pension Benefits	Other Benefits

2015	$44	$187
2016	339	154
2017	40	139
2018	88	132
2019	265	125
Thereafter	315	481
	$1,091	$1,218

In addition to the plans described above, in 1993 the Company’s Board of Directors approved a retirement compensation program for certain officers and employees of the Company and a retirement compensation arrangement for the Company’s then Chairman and Chief Executive Officer.  The Board approved a total of $3.5 million to fund such plans.  Participants were allowed to defer 50% of their annual compensation as well as be eligible to participate in a profit sharing arrangement in which they vest over a five year period.  In 2001, the Company limited participation to existing participants as well as discontinued any profit sharing arrangements.  Participants can withdraw from the plan upon the latter of age 62 or termination from the Company.  The obligation created by this plan is partially funded.  Assets are held in a rabbi trust invested in various mutual funds.  Gains and/or losses are earned by the participant.  For the unfunded portion of the obligation, interest was accrued at 4% each year until March 2011, when interest earnings were suspended by the Company.  The Company had $0.3 million in accrued compensation and other liabilities at December 31, 2014 and 2013, respectively, for this obligation.

401(k) Plans

The Company offers its employees the opportunity to voluntarily participate in the 401(k) plan administered by the Company.  The Company makes matching and other contributions in accordance with the provisions of the plan and, under certain provisions, at the discretion of the Company.    The Company suspended matching and other contributions on January 1, 2011 and will evaluate on an annual basis whether such contributions will be reinstated. No Company contributions were made for 2014 and 2013.

The Company also provides to the Union employees, under the terms of the collective bargaining agreement, a fixed contribution to the 401K plan administered by the Union. The contributions were $123,000 and $136,000 for 2014 and 2013, respectively.

Note 8.	STOCKHOLDERS’ EQUITY

Convertible Preferred Stock

On June 28, 2001, the Company completed a recapitalization following an agreement on June 2, 2001 with KKTY Holding Company, LLC (“KKTY”), an affiliate of Kohlberg Investors IV, L.P. (the “Recapitalization”).  Under the terms of the Recapitalization, KKTY purchased 700,000 shares of newly issued preferred stock, $100 par value per share (“Convertible Preferred Stock”), which is convertible into 11,666,666 common shares, for an aggregate purchase price of $70.0 million.  The Convertible Preferred shares were entitled to a 15% payment in kind (“PIK”) dividend (that is, dividends in the form of additional shares of Convertible Preferred Stock), compounded annually, which started accruing on August 1, 2001.  PIK dividends were paid on August 1, 2002 (105,000 convertible preferred shares, equivalent to 1,750,000 common shares); August 1, 2003 (120,750 convertible preferred shares, equivalent to 2,012,500 common shares); August 1, 2004 (138,862.5 convertible preferred shares equivalent to 2,314,375 common shares); and on December 31, 2004 (66,938.5 convertible preferred shares, equivalent to 1,115,642 common shares).  No dividends accrue or are payable after December 31, 2004.  If converted, the 11,666,666 common shares, along with the 7,192,517 equivalent common shares from PIK dividends paid through December 31, 2004, would represent approximately 70% of the outstanding shares of common stock as of December 31, 2014, excluding outstanding options.  The accruals of the PIK dividends were recorded as a charge to Additional Paid-in Capital due to the Company’s accumulated deficit position, and an increase to Convertible Preferred Stock.  The dividends were recorded at fair value and reduced earnings available to common shareholders in the calculation of basic and diluted earnings per share.

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

There are no authorized shares available for grant as of December 31, 2014 due to the expiration of previously approved plans.  A summary of the status of the Company’s stock option plans as of December 31, 2014, and changes during the year then ended is presented in the table below:
	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)

Outstanding at January 1, 2014	12,000	$4.80

Granted	-	-
Expired	(6,000)	5.91

Outstanding at December 31, 2014	6,000	$3.69	0.4 years	$-

Vested and Exercisable at December 31, 2014	6,000	$3.69	0.4 years	$-

A summary of the status of the Company’s SARs plans as of December 31, 2014, and changes during the year then ended is presented in the table below:

SARs

Non-Vested at January 1, 2014	-

Granted	4,000
Vested	(4,000)
Cancelled	-

Non-Vested at December 31, 2014	-

Total Outstanding at December 31, 2014	34,000

At December 31, 2014, the aggregate liability related to SARs was $47,000 and is included in accrued expenses in the Consolidated Balance Sheets.

See Note 2 for a discussion of accounting for stock awards and related fair value disclosures.

Note 10.	INCOME TAXES
The income tax provision (benefit) is based on the following pre-tax income (loss):
	For the Years Ended December 31,
	2014	2013
	(Amounts in Thousands)

Domestic	$294	$(1,460)
Foreign	(88)	(21)
Total	$206	$(1,481)

The income tax provision (benefit) consists of the following:

	For the Years Ended December 31,
	2014	2013
	(Amounts in Thousands)
Current tax expense (benefit):
Federal	$-	$-
State	38	21
Current provision	38	21
Deferred tax (benefit)	(2,317)	-
Total provision	$(2,279)	$21

Actual income taxes reported from continuing operations are different than what would have been computed by applying the federal statutory tax rate to income from continuing operations before income taxes.  The reasons for this difference are as follows:

	For the Years Ended December 31,
	2014	2013
	(Amounts in Thousands)

Benefit from income taxes at statutory rate	$72	$(501)
State income taxes, net of federal benefit	25	14
Net operating losses adjustments	283	(18)
Valuation allowance adjustments	(2,931)	187
Permanent items	10	8
Reduction of tax reserves	318	332
Other, net	(56)	(1)
Net provision for income taxes	$(2,279)	$21

The significant components of the Company’s deferred income tax liabilities and assets are as follows:

	As of December 31,
	2014	2013
	(Amounts in Thousands)
Deferred tax liabilities
Inventory costs	$(694)	$(642)

Deferred tax assets
Allowance for doubtful receivables	$72	$67
Accrued expenses and other items	4,816	5,049
Difference between book and tax bases of property	(2,443)	(292)
Operating loss carry-forwards - domestic	62,054	62,068
Operating loss carry-forwards - foreign	2,389	2,663
Tax credit carry-forwards	12,633	12,967
	79,521	82,522
Less valuation allowance	(78,949)	(81,880)
	572	642
Net deferred income tax asset	$(122)	$-

At December 31, 2014, the Company had approximately $165.4 million of Federal net operating loss carry-forwards (“Federal NOLs”), which will expire in years 2020 through 2033 if not utilized prior to that time.  The remainder of the Company’s domestic and foreign net operating loss carry-forwards relate to certain U.S. operating subsidiaries, and the Company’s Canadian operations, respectively, and can only be used to offset income from these operations.  At December 31, 2014, the Company’s Canadian subsidiary has Canadian net operating loss carry-forwards of approximately $7.0 million that will expire in 2028 through 2034.  The tax credit carry-forwards relate to United States federal minimum tax credits of $1.2 million that have no expiration date, general business credits of $0.1 million that expire in years 2020 through 2022, and foreign tax credit carryovers of $11.3 million that expire in years 2014 through 2017.

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

As a result of the acquisition of Ft. Wayne Holdings Inc. ("FTW), the Company recorded deferred tax liabilities of $2.4 million which reduced its net deferred tax assets. The reduction in net deferred tax assets caused a release of a valuation allowance of $2.3 million.

Accounting for Uncertainty in Income Taxes

A reconciliation of the beginning and ending balance for liabilities associated with unrecognized tax benefits is as follows (amounts in thousands):

Balances at December 31, 2012	$109
Tax positions related to prior years	-
Reductions for tax positions related to prior years	-
Lapse of applicable statute of limitations	-
Balances at December 31, 2013	109
Tax positions related to prior years	-
Reductions for tax positions related to prior years	-
Lapse of applicable statute of limitations	-
Balances at December 31, 2014	$109

At December 31, 2014 and 2013, the Company had reserves totaling $0.1 million, primarily for various foreign income tax issues all of which, if recognized, would affect the effective tax rate.

The Company recognizes interest and penalties accrued related to the unrecognized tax benefits in the provision for income taxes.  During 2014 and 2013, the Company recognized an insignificant amount in interest and penalties.  The Company had approximately $25,000 for the payment of interest and penalties accrued at December 31, 2014 and 2013.

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

In most cases, management expects that in the normal course of business, leases will be renewed or replaced by other leases.  Future minimum lease payments as of December 31, 2014 are as follows (amounts in thousands):

2015	$3,069
2016	2,501
2017	2,464
2018	2,106
2019	-
Thereafter	-
$10,140

Rental expense for 2014 and 2013 for operating leases was $3.3 million and $3.4 million, respectively.

Note 12.	RELATED PARTY TRANSACTIONS

Kohlberg & Co., L.L.C., whose affiliate holds all 1,131,551 shares of the Company’s Convertible Preferred Stock, provides ongoing management oversight and advisory services to the Company.  At December 31, 2014 and 2013, the Company owed Kohlberg $3.3 million and $2.8 million, respectively, for these services which is recorded in current liabilities in the Consolidated Balance Sheets.  The Company incurred expense of $0.5 million for these services in both 2014 and 2013, which is recorded in selling, general and administrative expenses in the Consolidated Statements of Operations.  The Company expects to incur $0.5 million annually for these services in future years.

In February 2014, loans of $0.1 million each were received from two directors of the Company, and a loan of $0.2 million was received from Kohlberg & Co. L.L.C. In connection with these loans, the Company entered into subordinated promissory notes with these individuals and Kohlberg & Co. L.L.C., respectively. These notes were used to finance the acquisition of FTW and are set to mature on September 30, 2017. The notes accrue interest at a rate of 15% per year, which will be paid by capitalizing such interest and adding such capitalized interest to the principal amount of the subordinated notes.

Note 13.	GEOGRAPHIC INFORMATION

The Company operates businesses in the United States and foreign countries.  The operations of businesses within major geographic areas for 2014 and 2013 are summarized as follows (amounts in thousands):

	United States	Canada	Other	Consolidated
2014:
Sales to unaffiliated customers	$95,696	$2,257	$1,704	$99,657
Long-lived assets	$10,133	$25	$-	$10,158
Total assets	$45,176	$732	$-	$45,908

2013:
Sales to unaffiliated customers	$74,526	$2,448	$1,282	$78,256
Long-lived assets	$6,929	$33	$-	$6,962
Total assets (1)	$25,699	$1,219	$-	$26,918

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

Note 15.	SUPPLEMENTAL BALANCE SHEET INFORMATION

The following table provides detail regarding other current assets shown on the Consolidated Balance Sheets (amounts in thousands):

	December 31,
	2014	2013
Prepaids	$487	$441
Non-trade miscellaneous receivables	133	44
Note Receivable	39	178
Total	$659	$663

The following table provides detail regarding other assets shown on the Consolidated Balance Sheets (amounts in thousands):

	December 31,
	2014	2013
Note receivable	$658	$525
Debt issuance costs, net	493	136
Rabbi trust assets	472	482
Deposits	124	126
Trade credits	61	61
Other	31	45
Total	$1,839	$1,375

The following table provides detail regarding accrued expenses shown on the Consolidated Balance Sheets (amounts in thousands):

	December 31,
	2014	2013
Contingent liabilities	$3,023	$3,420
Advertising and rebates	1,987	2,077
Other	710	594
Commissions	309	292
Pension and postretirement benefits	187	144
Professional services	246	173
Accrued utilities	106	84
Sales tax	119	115
Medical self insurance	120	72
Deferred rent expense	71	71
Accrued SARs	47	20
Property taxes	168	-
Total	$7,093	$7,062

Contingent liabilities consist of accruals for estimated losses associated with environmental issues and the uninsured portion of general and product liability and workers’ compensation claims.

The following table provides detail regarding other liabilities shown on the Consolidated Balance Sheets (amounts in thousands):

	December 31,
	2014	2013
Pension and postretirement benefits	$1,595	$1,245
Deferred compensation	686	740
Asset retirement obligations	700	675
Deferred lease	663	738
Deferred rent expense	214	286
Accrued income taxes - long-term	232	110
Total	$4,090	$3,794

Note 16.	SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest and income taxes during the years ended December 31 was as follows (amounts in thousands):

	For the year ended December 31,
	2014	2013
Interest	$657	$464
Income taxes	$31	$10

Note 17.	BUSINESS ACQUISITIONS

On February 19, 2014, the Company acquired all of the equity interests of FTW, the parent company of Ft. Wayne Plastics, Inc. (“FWP”), a leading manufacturer of medium- to large- sized molded plastic components, specializing in low pressure, multi-nozzle structural plastic and gas assist solutions, for $10.8 million in cash. The acquisition of FWP’s premiere manufacturing capabilities and dedication to customer service are highly complementary with the Company.

The recognized amounts of identifiable assets acquired and liabilities assumed, based upon their fair values as of February 19, 2014 are set forth below:

Current assets	$3,076
Long-term assets	4,349
Intangible assets	4,066
Goodwill	2,556
Total Assets Acquried	14,047

Deferred tax liabilities	(2,440)
Other liabilities	(832)
Total liabilities assumed	(3,273)

Net assets acquired	$10,775

The fair value of receivables acquired was $1.5 million.

None of the goodwill recognized is expected to be deductible for income tax purposes.

The accompanying consolidated statements of income for the years ended December 31, 2014 and December 31, 2013 do not include any revenues or expenses related to the acquisition prior to the respective closing date. The following unaudited pro forma consolidated financial information is presented as if the acquisition had occurred at the beginning of the periods presented. In addition, this unaudited pro forma financial information is provided for illustrative purposes only and should not be relied upon as necessarily being indicative of the historical results that would have been obtained if these acquisitions had actually occurred during those periods, or the results that may be obtained in the future as a result of these acquisitions.

Pro Forma (unaudited)	Year ended
	December
	2014	2013
Net Sales	$101,186	$96,629

Gross profit	15,171	15,195

Income (loss) from continuing operations	$2,538	$(591)

Average common shares outstanding - Basic	7,951	7,951
Dilutive effect of convertible preferred stock	18,859	7,951
Average common shares outstanding - Diluted	26,810	7,951

Basic earnings per share	$0.32	$(0.07)
Diluted earnings per share	$0.09	$(0.07)

The amount of revenue and earnings of FWP included in our Consolidated Statements of Income subsequent to the Closing Date are as follows:

February 20, 2014 - December 31, 2014

Net Sales	$13,966
Net Income	$1,843

Basic earnings per share	$0.23
Diluted earnings per share	$0.07

The Company incurred $19,000 and $157,000 in costs related to the acquisition FWP during 2014 and 2013, respectively. These costs included fees for legal, valuation and other fees. These costs were included within general and administarative expenses.

Note 18. Subsequent Event

In February 2015, the Company paid a $1.6 million early termination fee to exit the lease of its Bridgeton, Missouri facility. In addition, the Company entered into a new lease for its manufacturing operations in Jefferson City, Missouri in March 2015. The Company received a $1.7 million incentive payment upon signing of the lease. The Company expects to be fully operational in the new location by December 1, 2015.

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

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate control over financial reporting, as defined in Exchange Act Rule 13a-15(f).  Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2014 based on criteria established in Internal Control-Integrated Framework  (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  As a result of this assessment, management concluded that, as of December 31, 2014, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Management excluded FWP from the assessment in 2014 due to the business unit being acquired in February 2014, however Management expects FWP to be fully integrated into the Company’s control structure by the end of the first quarter 2015.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the year ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Item 9B.     OTHER INFORMATION

None

PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding the directors of the Company is incorporated herein by reference to the information set forth under the section entitled “Election of Directors” in the Proxy Statement of Katy Industries, Inc. for its 2014 annual meeting of shareholders (the “2014 Proxy Statement”), which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after December 31, 2014.

Information regarding executive officers of the Company is incorporated herein by reference to the information set forth under the section entitled “Information Concerning Directors and Executive Officers” in the 2014 Proxy Statement.

Information regarding compliance with Section 16 of the Securities Exchange Act of 1934 is incorporated herein by reference to the information set forth under the Section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2014 Proxy Statement.

Information regarding the Company’s Code of Ethics is incorporated herein by reference to the information set forth under the Section entitled “Code of Ethics” in the 2014 Proxy Statement.

Item 11.  EXECUTIVE COMPENSATION

Information regarding compensation of executive officers is incorporated herein by reference to the information set forth under the section entitled “Executive Compensation” in the 2014 Proxy Statement.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding beneficial ownership of stock by certain beneficial owners and by management of the Company is incorporated by reference to the information set forth under the section “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management” in the 2014 Proxy Statement.

Equity Compensation Plan Information

The following table represents information as of December 31, 2014 with respect to equity compensation plans under which shares of the Company’s common stock are authorized for issuance:

Plan Category	Number of Securities to Be Issued on Exercise of Outstanding Option, Warrants and Rights	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuances Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity Compensation Plans Approved by Stockholders	6,000	$3.69	0

Equity Compensation Plans Not Approved by Stockholders	34,000	$1.35	747,513

Total	40,000		747,513

Equity Compensation Plans Not Approved by Stockholders

On November 21, 2002, the Board of Directors approved the 2002 Stock Appreciation Rights Plan (the “2002 SAR Plan”), authorizing the issuance of up to 1,000,000 SARs.  Vesting of the SARs occurs ratably over three years from the date of issue.  The 2002 SAR Plan provides limitations on redemption by holders, specifying that no more than 50% of the cumulative number of vested SARs held by an employee could be exercised in any one calendar year.  The SARs expire ten years from the date of issue.  In 2014 and 2013, no SARs were granted to employees.  In 2014 and 2013, 2,000 SARs each were granted to each of the directors with a Stand-Alone Stock Appreciation Rights Agreement.  These SARs vest immediately and have an exercise price of $1.15 and $0.95, respectively.  At December 31, 2014, Katy had 34,000 SARs outstanding at a weighted average exercise price of $1.35.  The 2002 SAR Plan also provides that in the event of a Change in Control of the Company, all outstanding SARs may become fully vested.  In accordance with the 2002 SAR Plan, a “Change in Control” is deemed to have occurred upon any of the following events: 1) a sale of 100 percent of the Company’s outstanding capital stock, as may be outstanding from time to time; 2) a sale of all or substantially all of the Company’s operating subsidiaries or assets; or 3) a transaction or series of transactions in which any third party acquires an equity ownership in the Company greater than that held by KKTY Holding Company, L.L.C. and in which Kohlberg relinquishes its right to nominate a majority of the candidates for election to the Board of Directors.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions with management is incorporated herein by reference to the information set forth under the section entitled “Executive Compensation” in the 2014 Proxy Statement.

Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Information regarding principal accountant fees and services is incorporated herein by reference to the information set forth under the section entitled “Proposal 2 – Ratification of the Independent Public Auditors” in the 2014 Proxy Statement.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) 1. Financial Statements

The following financial statements of the Company are set forth in Part II, Item 8, of this Form 10-K:

-	Consolidated Balance Sheets as of December 31, 2014 and 2013

-	Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2014 and 2013

-	Consolidated Statements of Stockholders’ (Deficit) Equity for the years ended December 31, 2014 and 2013

-	Consolidated Statements of Cash Flows for the years ended December 31, 2014 and 2013

-	Notes to Consolidated Financial Statements

2. Exhibits

The exhibits filed with this report are listed on the “Exhibit Index.”

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 30, 2015	KATY INDUSTRIES, INC. Registrant
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of this 30th day of March, 2015.

Signature	Title

/S/ William F. Andrews	Chairman of the Board and Director
William F. Andrews

/S/ David J. Feldman	President, Chief Executive Officer and Director
David J. Feldman	(Principal Executive Officer)

/S/ James W. Shaffer	Vice President, Treasurer and Chief Financial Officer
James W. Shaffer	(Principal Financial and Accounting Officer)

/S/ Christopher Anderson	Director
Christopher Anderson

/S/ Daniel B. Carroll	Director
Daniel B. Carroll

/S/ Pamela Carroll Crigler.	Director
Pamela Carroll Crigler

/S/ Samuel P. Frieder	Director
Samuel P. Frieder

/S/ Shant Mardirossian	Director
Shant Mardirossian

KATY INDUSTRIES, INC.
EXHIBIT INDEX
DECEMBER 31, 2014

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
*
10.24
Stock Purchase Agreement dated January 24, 2014 by and between Continental Commercial Products, LLC, FTW Holdings, Inc., certain shareholders of FTW Holdings, Inc. and Fort Wayne Plastics, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 30, 2014).
*
10.25
Credit and Security Agreement dated February 19, 2014 among Katy Industries, Inc., Continental Commercial Products, LLC, 2155735 Ontario Inc., CCP Canada Inc., and BMO Harris Bank N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 25, 2014).
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