Form 10-Q
period 2015-03-27
KATY INDUSTRIES INC
filed 2015-05-11
CIK 54681

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 27, 2015

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class	Outstanding at April 24, 2015
Common Stock, $1 Par Value	7,951,176 Shares

KATY INDUSTRIES, INC.
FORM 10-Q
March 27, 2015

INDEX

			Page
PART I	FINANCIAL INFORMATION

	Item 1.	Financial Statements:

		Condensed Consolidated Balance Sheets March 27, 2015 (unaudited) and December 31, 2014	3,4

		Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)For the Three Months Ended March 27, 2015 and March 28, 2014 (unaudited)	5

		Condensed Consolidated Statements of Cash Flows For the Three Months Ended March 27, 2015 and March 28, 2014 (unaudited)	6

		Notes to Condensed Consolidated Financial Statements (unaudited)	7

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	16

	Item 4.	Controls and Procedures	19

PART II	OTHER INFORMATION		21

	Item 1.	Legal Proceedings	21

	Item 1A.	Risk Factors	21

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21

	Item 3.	Defaults Upon Senior Securities	21

	Item 4.	Mine Safety Disclosures	21

	Item 5.	Other Information	21

	Item 6.	Exhibits	21

	Signatures		22

	Certifications

Index
PART I  FINANCIAL INFORMATION

Item 1.  Financial Statements

KATY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF MARCH 27, 2015 (UNAUDITED) AND DECEMBER 31, 2014
 (Amounts in Thousands)

ASSETS

	March 27, 2015	December 31, 2014
CURRENT ASSETS:

Cash	$143	$66
Accounts receivable, net	11,373	10,840
Inventories, net	18,433	15,881
Other current assets	811	659

Total current assets	30,760	27,446

OTHER ASSETS:
Goodwill	2,556	2,556
Intangibles, net	3,862	3,909
Other	2,359	1,839

Total other assets	8,777	8,304

PROPERTY AND EQUIPMENT
Land and improvements	535	535
Buildings and improvements	6,175	6,175
Machinery and equipment	52,986	52,711

	59,696	59,421
Less - Accumulated depreciation	(49,713)	(49,263)

Property and equipment, net	9,983	10,158

Total assets	$49,520	$45,908

See Notes to Condensed Consolidated Financial Statements.

Index
KATY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF MARCH 27, 2015 (UNAUDITED) AND DECEMBER 31, 2014
 (Amounts in Thousands, Except Share Data)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	March 27, 2015	December 31, 2014
CURRENT LIABILITIES:

Accounts payable	$11,751	$7,327
Book overdraft	350	699
Accrued compensation	1,639	1,457
Accrued expenses	7,662	7,093
Payable to related party	3,775	3,650
Deferred revenue	186	186
Revolving credit agreement	21,768	21,967

Total current liabilities	47,131	42,379

DEFERRED REVENUE	93	130

OTHER LIABILITIES	4,881	4,090

Total liabilities	52,105	46,599

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS’ (DEFICIT) EQUITY
15% Convertible preferred stock, $100 par value; authorized 1,200,000 shares; issued and outstanding 1,131,551 shares; liquidation value $113,155	108,256	108,256
Common stock, $1 par value; authorized 35,000,000 shares; issued 9,822,304 shares	9,822	9,822
Additional paid-in capital	27,110	27,110
Accumulated other comprehensive loss	(1,602)	(1,544)
Accumulated deficit	(124,734)	(122,898)
Treasury stock, at cost, 1,871,128 shares	(21,437)	(21,437)

Total stockholders' (deficit) equity	(2,585)	(691)

Total liabilities and stockholders' (deficit) equity	$49,520	$45,908

See Notes to Condensed Consolidated Financial Statements.

Index
KATY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED MARCH 27, 2015 AND MARCH 28, 2014
(Amounts in Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended
	March 27, 2015	March 28, 2014

Net sales	$21,310	$19,926
Cost of goods sold	18,105	16,937
Gross profit	3,205	2,989
Selling, general and administrative expenses	3,252	3,890
Severance, restructuring and related charges	1,600	-
Operating loss	(1,647)	(901)
Interest expense	(209)	(281)
Other, net	28	40

Loss before income tax (expense) benefit	(1,828)	(1,142)
Income tax (expense) benefit	(8)	2,304

Net (loss) income	$(1,836)	$1,162

Net (loss) income	$(1,836)	$1,162
Other comprehensive income
Foreign currency translation	(58)	(38)
Total comprehensive (loss) income	$(1,894)	$1,124

Basic (loss) earnings per share	$(0.23)	$0.15
Basic weighted average common shares outstanding:	7,951	7,951

Diluted (loss) earnings per share	$(0.23)	$0.04
Diluted weighted average common shares outstanding:	7,951	26,810

See Notes to Condensed Consolidated Financial Statements.

Index
KATY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 27, 2015 AND MARCH 28, 2014
(Amounts in Thousands)
(Unaudited)

	Three Months Ended
	March 27, 2015	March 28, 2014
Cash flows from operating activities:
Net (loss) income	$(1,836)	$1,162
Depreciation	545	525
Amortization of intangible assets	47	14
Amortization of debt issuance costs	57	161
Deferred income taxes	-	(2,318)
Stock-based compensation	20	44
	(1,167)	(412)
Changes in operating assets and liabilities:
Accounts receivable	(519)	(2,616)
Inventories	(2,522)	(981)
Other assets	(726)	(1,300)
Accounts payable	4,426	1,512
Accrued expenses	764	535
Payable to related party	125	125
Deferred revenue	(37)	(38)
Other	760	(172)
	2,271	(2,935)

Net cash provided by (used in) continuing operations	1,104	(3,347)
Net cash provided by discontinued operations	-	53
Net cash provided by (used in) operating activities	1,104	(3,294)

Cash flows from investing activities:
Payment for acquistion, net of cash received	-	(11,006)
Capital expenditures	(362)	(208)
Net cash used in investing activities	(362)	(11,214)

Cash flows from financing activities:
Net borrowings	(199)	14,783
Loan from related party	-	400
Decrease in book overdraft	(349)	(78)
Direct costs associated with debt facilities	-	(672)
Net cash (used in) provided by financing activities	(548)	14,433

Effect of exchange rate changes on cash from continuing operations	(117)	(69)
Effect of exchange rate changes on cash from discontinued operations	-	(3)
Effect of exchange rate changes on cash	(117)	(72)

Net increase (decrease) in cash	77	(147)
Cash, beginning of period	66	708
Cash, end of period	$143	$561

See Notes to Condensed Consolidated Financial Statements.

Index
KATY INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

Note 1.   SIGNIFICANT ACCOUNTING POLICIES

Consolidation Policy and Basis of Presentation – The condensed consolidated financial statements include the accounts of Katy Industries, Inc. and subsidiaries in which it has a greater than 50% voting interest or significant influence, collectively “Katy” or the “Company”.  All significant intercompany accounts, profits and transactions have been eliminated in consolidation.  The Condensed Consolidated Balance Sheet at March 27, 2015 and the related Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended March 27, 2015 and March 28, 2014 and Cash Flows for the three months ended March 27, 2015 and March 28, 2014 have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial condition, results of operations and cash flows of the Company for the interim periods.  Interim results may not be indicative of results to be realized for the entire year.  The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.  The Condensed Consolidated Balance Sheet as of December 31, 2014 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States (“GAAP”).

Fiscal Year – The Company operates and reports using a 4-4-5 fiscal year which always ends on December 31.  As a result, December and January do not typically consist of five and four weeks, respectively.  The three months ended March 27, 2015 and March 28, 2014 consisted of 60 and 61 shipping days, respectively.

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

Inventories – The components of inventories are as follows (amounts in thousands):

	March 27, 2015	December 31, 2014
Raw materials	$8,078	$6,457
Finished goods	15,444	14,714
Inventory reserves	(681)	(618)
LIFO reserve	(4,408)	(4,672)
	$18,433	$15,881

At March 27, 2015 and December 31, 2014, approximately 81% and 78%, respectively, of Katy’s inventories were accounted for using the last-in, first-out (“LIFO”) method of costing, while the remaining inventories were accounted for using the first-in, first-out (“FIFO”) method.  Current cost, as determined using the FIFO method, exceeded LIFO cost by $4.4 million and $4.7 million at March 27, 2015 and December 31, 2014, respectively.

Share-Based Payment – Compensation cost recognized during the three months ended March 27, 2015 and March 28, 2014 includes: a) compensation cost for all stock options based on the grant date fair value amortized over the options’ vesting period and b) compensation cost for outstanding stock appreciation rights (“SARs”) as of March 27, 2015 and March 28, 2014 based on the March 27, 2015 and March 28, 2014 fair values, respectively.  The Company re-measures the fair value of SARs each reporting period until the award is settled and compensation expense is recognized each reporting period for changes in fair value and vesting.

Index
Compensation expense is included in selling, general and administrative expense in the Condensed Consolidated Statements of Operations.  The components of compensation expense are as follows (amounts in thousands):

	Three Months Ended
	March 27, 2015	March 28, 2014

Stock appreciation right expense	$20	$44

The fair value of stock options are estimated at the date of grant using a Black-Scholes option pricing model.  As the Company does not have sufficient historical exercise data to provide a basis for estimating the expected term, the Company uses the simplified method for estimating the expected term by averaging the minimum and maximum lives expected for each award.  In addition, the Company estimated volatility by considering its historical stock volatility over a term comparable to the remaining expected life of each award.  The risk-free interest rate is the current yield available on U.S. treasury issues with a remaining term equal to each award.  The Company estimates forfeitures using historical results.  Its estimates of forfeitures will be adjusted over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from their estimate.  There were no stock options granted during the three months ended March 27, 2015 or March 28, 2014.

The fair value of SARs, a liability award, was estimated at March 27, 2015 and March 28, 2014 using a Black-Scholes option pricing model.  The Company estimated the expected term by averaging the minimum and maximum lives expected for each award.  In addition, the Company estimated volatility by considering its historical stock volatility over a term comparable to the remaining expected life of each award.  The risk-free interest rate was the current yield available on U.S. treasury issues with a remaining term equal to each award.  The Company estimates forfeitures using historical results.  Its estimates of forfeitures will be adjusted over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from their estimate.  The assumptions for expected term, volatility and risk-free rate are presented in the table below:

	March 27, 2015	March 28, 2014

Expected term (years)	1.4 - 4.6	2.4 - 4.6
Volatility	230.1% - 332.5%	320.2% - 374.3%
Risk-free interest rate	0.4% - 1.3%	0.7% - 1.6%

Accumulated Comprehensive Loss – The components of accumulated other comprehensive loss are foreign currency translation adjustments and pension and other postretirement benefits adjustments.  The balance of foreign currency translation adjustments was $0.8 million and $0.7 million at March 27, 2015 and December 31, 2014, respectively.  The balance of pension and other postretirement benefits adjustments was $0.8 million at March 27, 2015 and December 31, 2014.

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

Index
Recently Issued Accounting Standards – In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU” or “Update”) No. 2014-15, to communicate amendments to FASB Account Standards Codification Subtopic 205-40, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” The ASU requires management to evaluate relevant conditions, events and certain management plans that are known or reasonably knowable as of the evaluation date when determining whether substantial doubt about an entity’s ability to continue as a going concern exists. Management will be required to make this evaluation for both annual and interim reporting periods. Management will have to make certain disclosures if it concludes that substantial doubt exists or when it plans to alleviate substantial doubt about the entity’s ability to continue as a going concern. The standard is effective for annual periods ending after December 15, 2016 and for interim reporting periods starting in the first quarter of 2017. Early adoption is permitted. We currently believe there will be no impact on our financial statement disclosures.

Recently Issued Accounting Standards – In April 2015, the FASB issued ASU No. 2015-03, “Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs”. This ASU requires companies to present debt issuance costs as a direct deduction from the carrying value of that debt liability. ASU 2015-03 does not impact the recognition and measurement guidance for debt issuance costs. This ASU is effective for annual reporting periods beginning after December 15, 2015 and early adoption is permitted. Accordingly, we will adopt this ASU on January 1, 2016. Companies are required to use a retrospective approach and we are currently evaluating the impact to our future financial statements.

Note 3.   EARNINGS (LOSS) PER SHARE

The consolidated financial statements include basic and diluted earnings (loss) per share. Diluted per share information is calculated by considering the impact of potential common stock on the weighted average shares outstanding. Potential common stock consists of (a) incremental shares that would be available for issuance upon the assumed exercise of stock options “in the money” based on the average stock price for the respective period and (b) convertible preferred shares, owned by Kohlberg & Co. LLC (see Note 8), accounted for using the “if converted” basis, which assumes their conversion to common stock at a ratio of 16.6:1. The basic and diluted earnings per share (“EPS”) calculations are as follows:

	Three Months Ended
	March 27, 2015	March 28, 2014

Net (loss) income	$(1,836)	$1,162

Average common shares outstanding - Basic	7,951	7,951
Dilutive effect of convertible preferred stock	-	18,859
Average common shares outstanding - Diluted	7,951	26,810

Per share amount - Basic:	$(0.23)	$0.15

Per share amount - Diluted:	$(0.23)	$0.04

As of March 27, 2015, no options were in the money and 6,000 options were out of the money. As of March 28, 2014, no options were in the money and 12,000 options were out of the money. At March 27, 2015 and March 28, 2014, 1,131,551 convertible preferred shares were outstanding, which are in total convertible into 18,859,183 shares of the Company’s common stock. Convertible preferred shares were not included in the calculation of diluted earnings (loss) per share for the three months ended March 27, 2015 because of their anti-dilutive impact as a result of the Company’s net loss position.

Index
Note 4.   INDEBTEDNESS

On February 19, 2014, the Company and BMO Harris Bank N.A. entered into a Credit and Security Agreement (the “BMO Credit Agreement”),  which provides the Company a $27.0 million revolving credit facility, including a $3.0 million sub-limit for letters of credit (see Note 12 for subsequent amendment to the BMO Credit Agreement). The proceeds of the Company’s initial borrowing under the BMO Credit Agreement were used to repay the PrivateBank Loan and Security Agreement (the “PB Loan Agreement”), finance the acquisition of FTW (as defined in Note 10), and pay certain fees and expenses related to the negotiation and consummation of the BMO Credit Agreement and the acquisition. All extensions of credit under the BMO Credit Agreement are collateralized by a first priority security interest in and lien upon substantially all present and future assets and properties of the Company.

The BMO Credit Agreement has an expiration date of February 17, 2017 and its borrowing base is determined by eligible inventory, accounts receivable, machinery and equipment and owned real estate, amounting to $28.3 million at March 27, 2015. The borrowing base under the BMO Credit Agreement is reduced by the outstanding amount of standby and commercial letters of credit. Currently, the Company’s largest letters of credit relate to its casualty insurance programs. Total outstanding letters of credit were $1.1 million at March 27, 2015 and December 31, 2014. There was $21.8 million and $22.0 million outstanding under the BMO Loan Agreement  as of March 27, 2015 and December 31, 2014, respectively.

Borrowings under the BMO Credit Agreement bear interest at a per annum rate equal to, at the Borrower’s option, (a) the Base Rate plus applicable Base Rate Margin, which varies from 0.50% to 1.00% based on average excess availability, or (b) reserve adjusted Eurodollar Rate plus the applicable Eurodollar Rate Margin, which varies from 1.50% to 2.00% based on average excess availability. The Base Rate is the greatest of (i) BMO Harris’ prime commercial rate as in effect on such day, (ii) the sum of the Fed Funds rate for such day plus 0.5%, and (iii) the Eurodollar Rate for one month plus 1.50%. The Eurodollar Rate is the British Bankers Association LIBOR Rate, as published by Reuters (or other commercially available source) with a term equivalent to the applicable one, two, three or six month interest period. An unused commitment fee of 25 basis points per annum is payable quarterly on the average unused amount of the BMO Credit Agreement. The BMO Credit Agreement includes financial covenants regarding fixed charge coverage ratio and maximum annual capital expenditures. The Company was in compliance with the financial covenants at March 27, 2015.

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

All of the debt under the BMO Credit Agreement is re-priced to current rates at frequent intervals.  Therefore, its fair value approximates its carrying value at March 27, 2015.  For the three months ended March 27, 2015 and March 28, 2014, the Company had amortization of debt issuance costs, included within interest expense, of $57,000 and $161,000, respectively. Included in amortization of debt issuance costs for the three months ended March 28, 2014 is approximately $109,000 of debt issuance costs written off due to the extinguishment of the PB Loan Agreement.

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

Index
Information regarding the Company’s net periodic benefit cost for pension and other postretirement benefit plans for the three months ended March 27, 2015 and March 28, 2014 is as follows (amounts in thousands):

	Pension Benefits		Other Benefits
	Three Months Ended		Three Months Ended
	March 27, 2015	March 28, 2014	March 27, 2015	March 28, 2014
Components of net periodic benefit cost:
Interest cost	$15	$14	$12	$10
Expected return on plan assets	(16)	(15)	-	-
Amortization of net loss (gain)	12	9	8	(5)
Net periodic benefit cost	$11	$8	$20	$5

During the three months ended March 27, 2015, the Company made contributions to the pension plans of $18,000.  The Company expects to contribute an additional $54,000 to the pension plans throughout the remainder of 2015.  The Company uses a December 31 measurement date for its pension and other postretirement benefit plans.  The fair value of plan assets was determined by inputs to the valuation including quoted prices for similar assets in active markets that are observable either directly or indirectly (Level 2 inputs per the fair value hierarchy).

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

The following table summarizes stock option activity under each of the Company’s applicable plans:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)

Outstanding at December 31, 2014	6,000	$3.69

Granted	-	$-
Exercised	-	$-
Expired	-	$-
Cancelled	-	$-

Outstanding at March 27, 2015	6,000	$3.69	0.2 years	$-

Vested and Exercisable at March 27, 2015	6,000	$3.69	0.2 years	$-

Index
The following table summarizes SARs activity under each of the Company’s applicable plans:

SARs

Non-Vested at December 31, 2014	-

Granted	-
Vested	-
Cancelled	-

Non-Vested at March 27, 2015	-

Total Outstanding at March 27, 2015	34,000

At March 27, 2015 and December 31, 2014, the aggregate liability related to SARs was $67,000 and $47,000, respectively, and is included in accrued expenses in the Condensed Consolidated Balance Sheets.

Note 7.   INCOME TAXES

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, various states and foreign jurisdictions.  The Company and its subsidiaries are generally no longer subject to U.S. federal, state and local examinations by tax authorities for years before 2010.

 As a result of the acquisition of Ft. Wayne Holdings Inc. (“FTW”), the Company recorded deferred tax liabilities of $2.4 million which reduced its net deferred tax assets. The reduction in deferred tax assets caused a release of a valuation allowance of $2.3 million in the three months ended March 28, 2014.

As of March 27, 2015 the Company had deferred tax assets, net of deferred tax liabilities, of $79.5 million subject to a valuation allowance of $79.6 million.  As of December 31, 2014 the Company had deferred tax assets, net of deferred tax liabilities, of $78.9 million subject to a valuation allowance of $79.0 million.   Domestic net operating loss (“NOL”) carry forwards comprised $62.1 million of the deferred tax assets for both periods.  Katy’s history of operating losses in many of its taxing jurisdictions provides significant negative evidence with respect to the Company’s ability to generate future taxable income.  The valuation allowance relates to federal, state and foreign net operating loss carry-forwards, foreign and domestic tax credits, and certain other deferred tax assets to the extent they exceed deferred tax liabilities.

Accounting for Uncertainty in Income Taxes

Included in the balances at each of March 27, 2015 and December 31, 2014 are $0.1 million of liabilities for unrecognized tax benefits.  Because of the impact of deferred tax accounting, other than interest and penalties, the recognition of these liabilities would not affect the annual effective tax rate.

The Company recognizes interest and penalties accrued related to the unrecognized tax benefits in the income tax provision.  The Company had approximately $25,000 of interest and penalties accrued at each of March 27, 2015 and December 31, 2014.

Note 8.   RELATED PARTY TRANSACTIONS

Kohlberg & Co., L.L.C., whose affiliate holds all 1,131,551 shares of the Company’s Convertible Preferred Stock, provides ongoing management oversight and advisory services to the Company.  At March 27, 2015 and December 31, 2014, the Company owed Kohlberg $3.4 million and $3.3 million, respectively, for these services, which is recorded in current liabilities on the Condensed Consolidated Balance Sheets.  The Company incurs expense of $0.5 million per year for these services.  For each of the three months ended March 27, 2015 and March 28, 2014, $0.1 million is recorded in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations for these services.

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

Note 10.  BUSINESS ACQUISTIONS

On February 19, 2014, the Company acquired all of the equity interests of FTW, the parent company of Ft. Wayne Plastics, Inc. (“FWP”), a leading manufacturer of medium- to large- sized molded plastic components, specializing in low pressure, multi-nozzle structural plastic and gas assist solutions, for $11.0 million in cash, less $200k in subsequent working capital adjustments. The acquisition of FWP’s premiere manufacturing capabilities and dedication to customer service are highly complementary with the Company.

The accompanying consolidated statements of income for the three months ended March 28, 2014 do not include any revenues or expenses related to the acquisition prior to the respective closing date. The following unaudited pro forma consolidated financial information is presented as if the acquisition had occurred at the beginning of the periods presented. In addition, this unaudited pro forma financial information is provided for illustrative purposes only and should not be relied upon as necessarily being indicative of the historical results that would have been obtained if these acquisitions had actually occurred during those periods, or the results that may be obtained in the future as a result of these acquisitions.

Index
Pro Forma (unaudited)	Three months ended
March 28, 2014

Net Sales	$21,438

Gross profit	$3,203

Income from continuing operations	$1,296

Average common shares outstanding - Basic	7,951
Dilutive effect of convertible preferred stock	18,859
Average common shares outstanding - Diluted	26,810

Basic earnings per share	$0.16
Diluted earnings per share	$0.05

Note 11.  SEVERANCE, RESTRUCTURING AND RELATED CHARGES

In the first quarter of 2015, the Company committed to a plan to move its manufacturing facility from Bridgeton, Missouri to Jefferson City, Missouri.  Management estimates the resulting severance, restructuring and related charges will be approximately $5.8 million. The relocation is expected to be completed by the end of 2015.

Contract Termination Costs
Restructuring liabilities at December 31, 2014	$-
Additions	1,600
Payments	(1,600)
Other	-
Restructuring liabilities at March 27, 2015	$-

In February 2015, the Company paid a $1.6 million early termination fee to exit the lease of its Bridgeton, Missouri facility. The early termination fee is included within severance, restructuring and related charges.

We recognized a gain of $0.7 million related to liabilities from the acceleration of the lease term, which is recorded in general and administrative expenses.

In addition, the Company entered into a new lease for its manufacturing operations in Jefferson City, Missouri in March 2015. The Company received a $1.7 million incentive payment upon signing of the lease, which is included in other liabilities. The incentive payment will be recognized straight-line over the term of the lease in cost of goods sold.

Note 12.  SUBSEQUENT EVENT

First Lien Credit Agreement

On April 7, 2015, in conjunction with the acquisition described below, Katy Industries, Inc. (the “Company”), Continental Commercial Products, LLC, a Delaware limited liability company, 2155735 Ontario Inc., an Ontario corporation, CCP Canada Inc., an Ontario corporation, FTW Holdings, Inc., a Delaware corporation, and Fort Wayne Plastics, Inc., an Indiana corporation, wholly owned direct or indirect subsidiaries of the Company (the foregoing, including the Company, the “Borrowers”), and BMO Harris Bank N.A., as lender (“BMO”) entered into Amendment No. 1 to Credit and Security Agreement, dated April 7, 2015 (the “Closing Date”), among the Borrowers and BMO (“Amendment No. 1”) to amend that certain Credit and Security Agreement, dated February 19, 2014 (the “Original BMO Credit Agreement”), among the Borrowers and BMO (the Original Credit Agreement, as amended by Amendment No. 1, the “BMO Credit Agreement”) and to obtain the consent of BMO to the acquisition described below.

Index
Pursuant to Amendment No. 1, the revolving credit facility under the Original BMO Credit Agreement was increased from an amount not to exceed $27.0 million to an amount not to exceed $33.0 million.  The revolving credit facility under the BMO Credit Agreement continues to include a $3.0 million sub-limit for letters of credit. The proceeds advanced under the BMO Credit Agreement on the Closing Date were used to pay certain fees and expenses related to the negotiation and consummation of Amendment No. 1 and the acquisition described below. Subject to the terms of an  Intercreditor and Subordination Agreement, dated as of April 7, 2015 (the “Intercreditor Agreement”), between BMO and the SL Agent (as defined below), all extensions of credit under the BMO Credit Agreement are collateralized by a first priority security interest in and lien upon substantially all present and future assets and properties of the Borrowers.

The Original BMO Credit Agreement was further amended pursuant to Amendment No. 1 to extend the expiration date of the credit facility from February 17, 2017 to April 7, 2018.  The borrowing base continues to be determined by eligible inventory, accounts receivable, machinery and equipment and owned real estate. The borrowing base under the BMO Credit Agreement is reduced by the outstanding amount of standby and commercial letters of credit.

Borrowings under the BMO Credit Agreement continue to bear interest at a per annum rate equal to, at the Borrower’s option, (a) the Base Rate plus applicable Base Rate Margin, which varies from 0.50% to 1.00% based on average excess availability, or (b) reserve adjusted Eurodollar Rate plus the applicable Eurodollar Rate Margin, which varies from 1.50% to 2.00% based on average excess availability. The Base Rate is the greatest of (i) BMO Harris’ prime commercial rate as in effect on such day, (ii) the sum of the Fed Funds rate for such day plus 0.5%, and (iii) the Eurodollar Rate for one month plus 1.50%. The Eurodollar Rate is the British Bankers Association LIBOR Rate, as published by Reuters (or other commercially available source) with a term equivalent to the applicable one, two, three or six month interest period. An unused commitment fee of 25 basis points per annum is payable quarterly on the average unused amount under the BMO Credit Agreement.

Amendment No. 1 amended the consolidated fixed charge coverage ratio and maximum annual capital expenditures under the Original BMO Credit Agreement and added a minimum consolidated EBITDA, minimum availability and a leverage ratio covenant.  Amendment No. 1 also amended the Original BMO Credit Agreement to permit the secured second lien credit facility described below.

The BMO Credit Agreement continues to require a lockbox agreement which provides receipts (subject to certain exceptions) to be swept daily to reduce borrowings outstanding. This provision in the BMO Credit Agreement causes the BMO Credit Agreement to be classified as a current liability, per guidance in the Accounting Standards Codification established by the Financial Accounting Standards Board.  The Company does not expect to repay, or be required to repay, within one year, the balance of the BMO Credit Agreement, which will be classified as a current liability. The BMO Credit Agreement does not expire or have a maturity date within one year, but rather has a final expiration date of April 7, 2018.

Second Lien Credit Facility

On April 7, 2015, the Company, Continental Commercial Products, LLC, a Delaware limited liability company, FTW Holdings, Inc., a Delaware corporation, and Fort Wayne Plastics, Inc., an Indiana corporation, as borrowers (the “SL Borrowers”) and 2155735 Ontario Inc., an Ontario corporation, and CCP Canada Inc., an Ontario corporation, as guarantors (the “Guarantors,” together with the SL Borrowers, the “SL Obligors”) entered into a Second Lien Credit and Security Agreement, dated as of April 7, 2015, among the SL Obligors, Victory Park Management, LLC, as Agent (the “SL Agent”), and the lenders party thereto (the “Second Lien Credit Agreement”).

The Second Lien Credit Agreement provides the SL Borrowers with a $24 million term loan.  The proceeds of the term loan were used to pay certain fees and expenses related to the negotiation and consummation of the credit facility and the acquisition described below. Subject to the terms of the Intercreditor Agreement, all extensions of credit under the Second Lien Credit Agreement are collateralized by a second priority security interest in and lien upon substantially all present and future assets and properties of the SL Obligors.

The term loan under the Second Lien Credit Agreement bears interest (i) at a cash interest rate of the LIBOR (One Month) Rate then in effect plus 9.5% per annum and (ii) a Payment in Kind “PIK” interest rate equal to 4.00% per annum.  The expiration date of the credit facility under the Second Lien Credit Agreement is April 6, 2019.

Pursuant to the Second Lien Credit Agreement, the SL Borrowers are to make quarterly amortization payments and annual excess cash flow prepayments equal to 25% of annual excess cash flow.  The Second Lien Credit Agreement includes the following financial covenants: a consolidated fixed charge coverage ratio, a maximum annual capital expenditures, a minimum consolidated EBITDA, a minimum availability under the BMO Credit Agreement and a leverage ratio.

Index
Acquisition

On April 7, 2015, Continental Commercial Products, LLC, a Delaware limited liability company (“CCP”) and wholly owned subsidiary of Katy Industries, Inc. (the “Company”), completed the acquisition of substantially all of the  assets and business operations related to the plastics shelving and cabinet business of Centrex Plastics, LLC, an Ohio limited liability company (“Centrex”) and T.R. Plastics, LLC, an Ohio limited liability company (“TR Plastics”) for $23.9 million in cash at closing, plus certain post-closing earnout payments of not less than $2.3 million over three years, as described in the Asset Purchase Agreement dated April 7, 2015 (the “Purchase Agreement”) by and between CCP, Centrex, TR Plastics, and Terrence L. Reinhart, the majority member of Centrex and the sole member of TR Plastics.

The Company incurred $0.3 million in costs related to the acquisition during the three months ended March 27, 2015. These costs included fees for legal, valuation and other fees. These costs were included within general and administrative expenses.

Due to the timing of the acquisition and the filing of our form 10-Q, full purchase price accounting disclosures are not readily available.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report and the information incorporated by reference in this report contain various “forward-looking statements” as defined in Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act of 1934, as amended.  The forward-looking statements are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management.  We have based these forward-looking statements on current expectations and projections about future events and trends affecting the financial condition of our business. Additional information concerning these and other risks and uncertainties is included in Item 1A under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014.  Words and phrases such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “projects,” “may,” “should,” “will,”  “continue,” “is subject to,” and the like are intended to identify forward-looking statements.  The results referred to in forward-looking statements may differ materially from actual results because they involve estimates, assumptions and uncertainties.  Forward-looking statements included herein are as of the date hereof and we undertake no obligation to revise or update such statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.  All forward-looking statements should be viewed with caution.  These forward-looking statements are subject to risks and uncertainties that may lead to results that differ materially from those expressed in any forward-looking statement made by us or on our behalf, including, among other things:

-	Increases in the cost of, or in some cases continuation of, the current price levels of thermoplastic resins, paper board packaging, broom corn, cotton and other raw materials.

-	Our inability to integrate the shelf and cabinet business in Tiffin, Ohio into our control and operational structure.

-	Our inability to efficiently move our manufacturing facility from Bridgeton, Missouri to Jefferson City, Missouri.

-	Our inability to reduce product costs, including manufacturing, sourcing, freight, and other product costs.

-	Our inability to protect our intellectual property rights adequately.

-	Our inability to expand our customer base and increase corresponding revenues.

-	Our inability to achieve product price increases, especially as they relate to potentially higher raw material costs.

Index
-	Unfavorable economic or business conditions, as well as our exposure to the credit risks of our customers and distributors, which may reduce our sales or make it difficult to collect accounts receivable.

-	Competition from foreign and domestic competitors.

-	The potential impact of rising interest rates on our debt outstanding under our debt agreements.

-	Our inability to meet covenants associated with our debt agreements.

-	Our inability to access funds under our current loan agreements or refinance our loan agreements given the current instability in the credit markets.

-	Our failure to identify, and promptly and effectively remediate, any material weaknesses or significant deficiencies in our internal control over financial reporting.

-	The potential impact of rising costs for insurance for properties and various forms of liabilities.

-	Labor issues, including union activities that require an increase in production costs or lead to a strike, thus impairing production and decreasing sales, and labor relations issues at entities involved in our supply chain, including both suppliers and those involved in transportation and shipping.

-	Changes in significant laws and government regulations affecting environmental compliance and income taxes.

OVERVIEW

We are a manufacturer, importer and distributor of commercial cleaning and storage products and a contract manufacturer of structural foam products.  Our commercial cleaning products are sold primarily to industrial, janitorial/sanitary maintenance and foodservice distributors that supply end users such as restaurants, hotels, healthcare facilities and schools.  Our storage products are primarily sold through major home improvement and mass market retail outlets. Our contract manufactured structural foam services are primarily sold through the automotive aftermarket and material handling markets.

RESULTS OF OPERATIONS

Three Months Ended March 27, 2015 versus Three Months Ended March 28, 2014

Net sales increased 6.9% from $19.9 million during the three months ended March 28, 2014 to $21.3 million during the three months ended March 27, 2015.  The increase was a result of increased demand in our Continental business unit and owning Ft. Wayne Holding (“FTW”) for the full quarter in 2015 as compared to the three months ended March 28, 2014. Gross margin was 15.0% for the three months ended March 27, 2015 and for the three months ended March 28, 2014, while our gross profit increased $0.2 million from $3.0 million to $3.2 million.

Selling, general and administrative (“SG&A”) expenses were $3.3 million for the three months ended March 27, 2015, a $0.6 million decrease from the same period a year ago. The decrease was primarily due to the recognition of deferred lease payments as a result of our termination of the lease of our Bridgeton, Missouri facility.

Severance, restructuring and related charges of $1.6 million for the three months ended March 27, 2015 were for an early termination fee to exit the lease of our Bridgeton, Missouri facility.

Operating loss increased $0.7 million from $0.9 million for the three months ended March 28, 2014 to $1.6 million for the three months ended March 27, 2015. The increase is a result of the increase in severance, restructuring and related charges, which was partially offset by an increase in gross profit and decrease in SG&A costs discussed above.  With the exclusion of one-time items related to our facility relocation ($1.6 million early termination fee and $0.7 million gain on deferred lease payments), operating loss was $0.7 million for the three months ended March 27, 2015 versus a loss of $0.9 million for the three months ended March 28, 2014.

Interest expense decreased by $72,000 during the three months ended March 27, 2015 as compared to the three months ended March 28, 2014 primarily due to $0.1 million of write-offs related to deferred financing fees in connection with the extinguished PB loan agreement during the three months ended March 28, 2014.

Index
The income tax benefit for the three months ended March 28, 2014 includes a benefit as a result of the acquisition of FTW. The Company recorded deferred tax liabilities of $2.4 million which reduced its net deferred tax assets. The reduction in deferred tax assets caused a release of a valuation allowance of $2.3 million.

Overall, we reported a net loss of $1.8 million, or $0.23 per basic and diluted share, for the first quarter of 2015, as compared to net income of $1.2 million, or $0.15 per basic ($0.04 per diluted share), for the first quarter of 2014. The increase is a result of the severance, restructuring and related charges incurred in the first quarter of 2015 and the one-time tax benefit of $2.3 million in the first quarter of 2014. With the exclusion of one-time items related to our facility relocation, net loss was $0.9 million for the three months ended March 27, 2015 versus a net loss of $1.1 million for the three months ended March 28, 2014, with the exclusion of the $2.3 million one-time tax benefit in that period.

LIQUIDITY AND CAPITAL RESOURCES

We require funding for working capital needs and capital expenditures.  We believe that our cash flow from operations and the use of available borrowings under the BMO Loan Agreement (as defined below) provides sufficient liquidity for our operations going forward.  As of March 27, 2015, we had cash of $0.1 million and outstanding checks of $0.4 million as compared to cash of $0.1 million and outstanding checks of $0.7 million at December 31, 2014.  As of March 27, 2015, we had outstanding borrowings of $21.8 million under the BMO Loan Agreement.  Our unused borrowing availability at March 27, 2015 under the BMO Loan Agreement was $4.1 million.  As of December 31, 2014, we had outstanding borrowings of $22.0 million with unused borrowing availability of $2.3 million.

BMO Loan Agreement

On February 19, 2014, the Company and BMO Harris Bank N.A. entered into a Credit and Security Agreement (the “BMO Credit Agreement”),  which provides the Company a $27.0 million revolving credit facility, including a $3.0 million sub-limit for letters of credit (see Note 12 for subsequent amendment to the BMO Credit Agreement). The proceeds of the Company’s initial borrowing under the BMO Credit Agreement were used to repay the PrivateBank Loan and Security Agreement (the “PB Loan Agreement”), finance the acquisition of FTW (as defined in Note 10), and pay certain fees and expenses related to the negotiation and consummation of the BMO Credit Agreement and the acquisition. All extensions of credit under the BMO Credit Agreement are collateralized by a first priority security interest in and lien upon substantially all present and future assets and properties of the Company.

The BMO Credit Agreement has an expiration date of February 17, 2017 and its borrowing base is determined by eligible inventory, accounts receivable, machinery and equipment and owned real estate, amounting to $28.3 million at March 27, 2015. The borrowing base under the BMO Credit Agreement is reduced by the outstanding amount of standby and commercial letters of credit. Currently, the Company’s largest letters of credit relate to its casualty insurance programs. Total outstanding letters of credit were $1.1 million at March 27, 2015 and December 31, 2014. There was $21.8 million and $22.0 million outstanding under the BMO Loan Agreement  as of March 27, 2015 and December 31, 2014, respectively.

Borrowings under the BMO Credit Agreement bear interest at a per annum rate equal to, at the Borrower’s option, (a) the Base Rate plus applicable Base Rate Margin, which varies from 0.50% to 1.00% based on average excess availability, or (b) reserve adjusted Eurodollar Rate plus the applicable Eurodollar Rate Margin, which varies from 1.50% to 2.00% based on average excess availability. The Base Rate is the greatest of (i) BMO Harris’ prime commercial rate as in effect on such day, (ii) the sum of the Fed Funds rate for such day plus 0.5%, and (iii) the Eurodollar Rate for one month plus 1.50%. The Eurodollar Rate is the British Bankers Association LIBOR Rate, as published by Reuters (or other commercially available source) with a term equivalent to the applicable one, two, three or six month interest period. An unused commitment fee of 25 basis points per annum is payable quarterly on the average unused amount of the BMO Credit Agreement. The BMO Credit Agreement includes financial covenants regarding fixed charge coverage ratio and maximum annual capital expenditures. The Company was in compliance with the financial covenants at March 27, 2015.

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

Index
All of the debt under the BMO Credit Agreement is re-priced to current rates at frequent intervals.  Therefore, its fair value approximates its carrying value at March 27, 2015.  For the three months ended March 27, 2015 and March 28, 2014, the Company had amortization of debt issuance costs, included within interest expense, of $57,000 and $161,000, respectively. Included in amortization of debt issuance costs for the three months ended March 28, 2014 is approximately $109,000 of debt issuance costs written off due to the extinguishment of the PB Loan Agreement.

Cash Flows

Cash used by operating activities before changes in operating assets and liabilities was $1.2 million in the first quarter of 2015 as compared to a use of $0.4 million in the same period of 2014.  Changes in operating assets and liabilities from continuing operations provided $2.3 million in the first quarter of 2015 as compared to using $2.9 million in the same period of 2014. The increase is primarily attributable to increased accounts payable and a $1.7 million deferred rent liability, which was partially offset by an increase in accounts receivable and inventory.

Cash flows used in investing activities of $11.2 million in the first quarter of 2014 includes a payment of $11.0 million for the purchase of FTW.

Cash flows used in financing activities in the first quarter of 2015 reflect a $0.2 million decrease in our debt levels and a $0.3 million decrease in our book overdraft since December 31, 2014. Cash flows provided by financing activities in the first quarter of 2014 reflect a $14.8 million increase in our bank borrowings, an increase of $0.4 million in borrowings from related parties, and a $0.7 million increase in our debt issuance costs since December 31, 2013, primarily due to the FTW acquisition.

OFF-BALANCE SHEET ARRANGEMENTS

As of March 27, 2015, the Company had no off-balance sheet arrangements.

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

CRITICAL ACCOUNTING POLICIES

We disclosed details regarding certain of our critical accounting policies in the Management’s Discussion and Analysis section of our Annual Report on Form 10-K for the year ended December 31, 2014 (Part II, Item 7).  There have been no changes to these policies as of March 27, 2015.

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

Index
Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended March 27, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  RISK FACTORS

We are affected by risks specific to us as well as factors that affect all businesses operating in a global market.  The significant factors known to us that could materially adversely affect our business, financial condition, or operating results are described in Part I, Item 1A of our Annual Report on Form 10-K, filed on March 30, 2015.  There has been no material change in those risk factors.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.  MINE SAFETY DISCLOSURES

Not applicable.

Item 5.  OTHER INFORMATION

None.

Item 6.  EXHIBITS

Exhibit Number	Exhibit Title	Page

31.1	CEO Certification pursuant to Securities Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	CFO Certification pursuant to Securities Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	CEO Certification required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	#
32.2	CFO Certification required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	#
10.1	Credit and Security Agreement dated February 19, 2014 among Katy Industries, Inc., Continental Commercial Products, LLC, 2155735 Ontario Inc., CCP Canada Inc., and BMO Harris Bank N.A.	*
10.2	Stock Purchase Agreement dated January 24, 2014 by and between Continental Commercial Products, LLC, FTW Holdings, Inc., certain shareholders of FTW Holdings, Inc. and Fort Wayne Plastics, Inc.	*
10.3	Commercial Lease Agreement dated effective March 25, 2015 by and between Continental Commercial Products, LLC and 321 Wilson Drive, L.L.C.	*
10.4
Amendment No. 1 to Credit and Security Agreement dated as of April 7, 2015 among Katy Industries, Inc., Continental Commercial Products, LLC, 2155735 Ontario Inc., CCP Canada Inc., FTW Holdings, Inc., Fort Wayne Plastics, Inc. and BMO Harris Bank N.A.
*
10.5
Second Lien Credit and Security Agreement dated April 7, 2015 among Katy Industries, Inc., Continental Commercial Products, LLC, FTW Holdings, Inc., Fort Wayne Plastics, Inc., 2155735 Ontario Inc., CCP Canada Inc., the lenders party thereto and Victory Park Management, LLC, as Agent.
*
10.6	Asset Purchase Agreement dated April 7, 2015 among Continental Commercial Products, LLC, Centrex Plastics, LLC, T.R. Plastics, LLC, and Terrence L. Reinhart.	*
101
* Interactive data files pursuant to Rule 405 of Regulation S-5: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) the Notes to Condensed Consolidated Financial Statements.

Indicates incorporated by reference

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

KATY INDUSTRIES, INC.
Registrant

DATE: May 11, 2015	By	/s/ David J. Feldman
David J. Feldman
President and Chief Executive Officer

	By	/s/ James W. Shaffer
James W. Shaffer
Vice President, Treasurer and Chief Financial Officer