Form 10-Q
period 2015-06-26
KATY INDUSTRIES INC
filed 2015-08-10
CIK 54681

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  June 26, 2015

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
Yes ☐	No ☒

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class	Outstanding at July 24, 2015
Common Stock, $1 Par Value	7,951,176 Shares

KATY INDUSTRIES, INC.
FORM 10-Q
June 26, 2015

INDEX

			Page
PART I	FINANCIAL INFORMATION

	Item 1.	Financial Statements:

		Condensed Consolidated Balance Sheets June 26, 2015 (unaudited) and December 31, 2014	3,4

		Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income For the Three and Six Months Ended June 26, 2015 and June 27, 2014 (unaudited)	5

		Condensed Consolidated Statements of Cash Flows For the Six Months Ended June 26, 2015 and June 27, 2014 (unaudited)	6

		Notes to Condensed Consolidated Financial Statements (unaudited)	7

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	17

	Item 4.	Controls and Procedures	22

PART II	OTHER INFORMATION		23

	Item 1.	Legal Proceedings	23

	Item 1A.	Risk Factors	23

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23

	Item 3.	Defaults Upon Senior Securities	23

	Item 4.	Mine Safety Disclosures	23

	Item 5.	Other Information	23

	Item 6.	Exhibits	23

	Signatures		24

	Certifications

Index
PART I  FINANCIAL INFORMATION

Item 1.  Financial Statements

KATY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF JUNE 26, 2015 (UNAUDITED) AND DECEMBER 31, 2014
 (Amounts in Thousands)

ASSETS

	June 26, 2015	December 31, 2014
CURRENT ASSETS:

Cash	$48	$66
Accounts receivable, net	13,495	10,840
Inventories, net	19,356	15,881
Other current assets	876	659

Total current assets	33,775	27,446

OTHER ASSETS:
Goodwill	14,361	2,556
Intangibles, net	15,472	3,909
Other	4,322	1,839

Total other assets	34,155	8,304

PROPERTY AND EQUIPMENT
Land and improvements	535	535
Buildings and improvements	7,009	6,175
Machinery and equipment	56,009	52,711

	63,553	59,421
Less - Accumulated depreciation	(50,402)	(49,263)

Property and equipment, net	13,151	10,158

Total assets	$81,081	$45,908

See Notes to Condensed Consolidated Financial Statements.

Index
KATY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF JUNE 26, 2015 (UNAUDITED) AND DECEMBER 31, 2014
 (Amounts in Thousands, Except Share Data)

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY

	June 26,	December 31,
	2015	2014
CURRENT LIABILITIES:

Accounts payable	$14,263	$7,327
Book overdraft	293	699
Accrued compensation	1,382	1,457
Accrued expenses	9,480	7,093
Payable to related party	3,987	3,650
Deferred revenue	186	186
Revolving credit agreement	25,432	21,967

Total current liabilities	55,023	42,379

DEFERRED REVENUE	41	130

LONG TERM DEBT	24,227	-

OTHER LIABILITIES	5,381	4,090

Total liabilities	84,672	46,599

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS’ (DEFICIT) EQUITY
15% Convertible preferred stock, $100 par value; authorized 1,200,000 shares; issued and outstanding 1,131,551 shares; liquidation value $113,155	108,256	108,256
Common stock, $1 par value; authorized 35,000,000 shares; issued 9,822,304 shares	9,822	9,822
Additional paid-in capital	27,110	27,110
Accumulated other comprehensive loss	(1,628)	(1,544)
Accumulated deficit	(125,714)	(122,898)
Treasury stock, at cost, 1,871,128 shares	(21,437)	(21,437)

Total stockholders' (deficit) equity	(3,591)	(691)

Total liabilities and stockholders' (deficit) equity	$81,081	$45,908

See Notes to Condensed Consolidated Financial Statements.

Index
KATY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 26, 2015 AND JUNE 27, 2014
(Amounts in Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 26, 2015	June 27, 2014	June 26, 2015	June 27, 2014

Net sales	$31,344	$25,608	$52,654	$45,534
Cost of goods sold	26,152	21,534	44,257	38,471
Gross profit	5,192	4,074	8,397	7,063
Selling, general and administrative expenses	4,374	3,292	7,626	7,182
Severance, restructuring and related charges	537	-	2,137	-
Operating income (loss)	281	782	(1,366)	(119)
Interest expense	(1,291)	(276)	(1,500)	(557)
Other, net	37	37	65	77

(Loss) income before income tax (expense) benefit	(973)	543	(2,801)	(599)
Income tax (expense) benefit	(7)	3	(15)	2,307

Net (loss) income	$(980)	$546	$(2,816)	$1,708

Net (loss) income	$(980)	$546	$(2,816)	$1,708
Other comprehensive (loss) income
Foreign currency translation	(26)	6	(84)	(32)
Total comprehensive (loss) income	$(1,006)	$552	$(2,900)	$1,676

Basic (loss) earnings per share	$(0.12)	$0.07	$(0.35)	$0.21

Diluted (loss) earnings per share	$(0.12)	$0.02	$(0.35)	$0.06

Weighted average common shares outstanding:
Basic	7,951	7,951	7,951	7,951
Diluted	7,951	26,810	7,951	26,810

 See otes to Condensed Consolidated Financial Statements.

Index
KATY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 26, 2015 AND JUNE 27, 2014
(Amounts in Thousands)
(Unaudited)

	June 26, 2015	June 27, 2014
Cash flows from operating activities:
Net (loss) income	$(2,816)	$1,708
Depreciation	1,301	1,110
Amortization of intangible assets	242	61
Amortization of debt issuance costs	278	213
Stock-based compensation	63	35
Payment In Kind (PIK) interest expense	227	-
Deferred income taxes	-	(2,318)
	(705)	809
Changes in operating assets and liabilities:
Accounts receivable	(1,886)	(4,031)
Inventories	(2,049)	(940)
Other assets	(349)	(1,245)
Accounts payable	4,250	1,812
Accrued expenses	257	338
Payable to related party	337	250
Deferred revenue	(89)	(90)
Other	1,215	(66)
	1,686	(3,972)
Net cash provided by (used in) continuing operations	981	(3,163)
Net cash provided by discontinued operations	-	53
Net cash provided by (used in) operating activities	981	(3,110)

Cash flows from investing activities:
Payment for acquistion, net of cash received	(23,855)	(11,006)
Capital expenditures	(1,437)	(373)
Net cash used in investing activities	(25,292)	(11,379)

Cash flows from financing activities:
Net borrowings on revolving credit facility	3,465	14,531
Proceeds from term loan facility	24,000	-
Loan from related party	-	400
(Decrease) increase in book overdraft	(406)	64
Direct costs associated with debt facilities	(2,627)	(672)
Net cash provided by financing activities	24,432	14,323

Effect of exchange rate changes on cash	(139)	(30)

Net decrease in cash	(18)	(196)
Cash, beginning of period	66	708
Cash, end of period	$48	$512

Supplemental information on non-cash investing and financing activity
Accrued contingent earnout payment	$2,000	$-
Capital expenditures included in accounts payable	$526	$-

See Notes to Condensed Consolidated Financial Statements.

Index
KATY INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

Note 1.   SIGNIFICANT ACCOUNTING POLICIES

Consolidation Policy and Basis of Presentation – The condensed consolidated financial statements include the accounts of Katy Industries, Inc. and subsidiaries in which it has a greater than 50% voting interest or significant influence, collectively “Katy” or the “Company”.  All significant intercompany accounts, profits and transactions have been eliminated in consolidation.  The Condensed Consolidated Balance Sheet at June 26, 2015 and the related Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income for the three and six months ended June 26, 2015 and June 27, 2014 and Cash Flows for the six months ended June 26, 2015 and June 27, 2014 have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial condition, results of operations and cash flows of the Company for the interim periods.  Interim results may not be indicative of results to be realized for the entire year.  The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.  The Condensed Consolidated Balance Sheet as of December 31, 2014 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States (“GAAP”).

Fiscal Year – The Company operates and reports using a 4-4-5 fiscal year which always ends on December 31.  As a result, December and January do not typically consist of five and four weeks, respectively.  The three months ended June 26, 2015 and June 27, 2014 consisted of 63 shipping days.  The six months ended June 26, 2015 and June 27, 2014 consisted of 123 and 124 shipping days, respectively.

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

Inventories – The components of inventories are as follows (amounts in thousands):

	June 26, 2015	December 31, 2014

Raw materials	$9,109	$6,457
Finished goods	15,043	14,714
Inventory reserves	(659)	(618)
LIFO reserve	(4,137)	(4,672)
	$19,356	$15,881

At June 26, 2015 and December 31, 2014, approximately 73% and 78%, respectively, of Katy’s inventories were accounted for using the last-in, first-out (“LIFO”) method of costing, while the remaining inventories were accounted for using the first-in, first-out (“FIFO”) method.  Current cost, as determined using the FIFO method, exceeded LIFO cost by $4.1 million and $4.7 million at June 26, 2015 and December 31, 2014, respectively.

Share-Based Payment – Compensation cost recognized during the three and six months ended June 26, 2015 and June 27, 2014 includes: a) compensation cost for all stock options based on the grant date fair value amortized over the options’ vesting period and b) compensation cost for outstanding stock appreciation rights (“SARs”) as of June 26, 2015 and June 27, 2014 based on the June 26, 2015 and June 27, 2014 fair values, respectively.  The Company re-measures the fair value of SARs each reporting period until the award is settled and compensation expense is recognized each reporting period for changes in fair value and vesting.

Index
Compensation expense (income) is included in selling, general and administrative expense in the Condensed Consolidated Statements of Operations.  The components of compensation expense (income) are as follows (amounts in thousands):

	Three Months Ended		Six Months Ended
	June 26, 2015	June 27, 2014	June 26, 2015	June 27, 2014

Stock appreciation right expense (income)	$43	$(9)	$63	$35

The fair value of stock options is estimated at the date of grant using a Black-Scholes option pricing model.  As the Company does not have sufficient historical exercise data to provide a basis for estimating the expected term, the Company uses the simplified method for estimating the expected term by averaging the minimum and maximum lives expected for each award.  In addition, the Company estimated volatility by considering its historical stock volatility over a term comparable to the remaining expected life of each award.  The risk-free interest rate is the current yield available on U.S. treasury issues with a remaining term equal to each award.  The Company estimates forfeitures using historical results.  Its estimates of forfeitures will be adjusted over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from their estimate.  There were no stock options granted during the three and six months ended June 26, 2015 and June 27, 2014.

The fair value of SARs, a liability award, was estimated at June 26, 2015 and June 27, 2014 using a Black-Scholes option pricing model.  The Company estimated the expected term by averaging the minimum and maximum lives expected for each award.  In addition, the Company estimated volatility by considering its historical stock volatility over a term comparable to the remaining expected life of each award.  The risk-free interest rate is the current yield available on U.S. treasury issues with a remaining term equal to each award.  The Company estimates forfeitures using historical results.  Its estimates of forfeitures will be adjusted over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from their estimate.  The assumptions for expected term, volatility and risk-free rate are presented in the table below:

	June 26, 2015	June 27, 2014

Expected term (years)	1.2 – 5.0	2.2 - 5.0
Volatility	149.8% - 323.0%	274.8% - 362.5%
Risk-free interest rate	0.4% - 1.7%	0.5% - 1.6%

Accumulated Comprehensive Loss – The components of accumulated other comprehensive loss are foreign currency translation adjustments and pension and other postretirement benefits adjustments.  The balance of foreign currency translation adjustments was $0.8 million and $0.7 million at June 26, 2015 and December 31, 2014, respectively.  The balance of pension and other postretirement benefits adjustments was $0.8 million at June 26, 2015 and December 31, 2014.

Change in Estimate – On February 28, 2015 the Company opted out of the lease at the Bridgeton, Missouri facility (see Note 11) and it was determined leasehold improvements and various equipment would not be transferred to the Jefferson City, Missouri facility. Accordingly, the Company reduced its estimate of the useful life for the leasehold improvements and various equipment to December 31, 2015. The net book value of the leasehold improvements and equipment was $1.5 million. As a result of the change in accounting estimate, the Company recorded a charge for accelerated depreciation of approximately $188,000 and $251,000 ($0.02 and $0.03 per basic and diluted share) for the three and six months ended June 26, 2015, respectively.

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

Note 2.   RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU” or “Update”) No. 2014-09, “Revenue from Contracts with Customers.” This ASU is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. This ASU is effective for annual reporting periods beginning after December 15, 2016 and early adoption is not permitted. On July 9, 2015 the FASB voted to defer the effective date of this standard by one year to December 15, 2017 for the interim and annual reporting periods beginning after that date and permitted early adoption of the standard, but not before the original effective date of December 15, 2016. Companies may use either a full retrospective or modified retrospective approach to adopt this ASU. We are currently evaluating which transition approach to use and the full impact this ASU will have on our future financial statements.

Index
In August 2014, the FASB issued ASU No. 2014-15, to communicate amendments to FASB Account Standards Codification Subtopic 205-40, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” The ASU requires management to evaluate relevant conditions, events and certain management plans that are known or reasonably knowable as of the evaluation date when determining whether substantial doubt about an entity’s ability to continue as a going concern exists. Management will be required to make this evaluation for both annual and interim reporting periods. Management will have to make certain disclosures if it concludes that substantial doubt exists or when it plans to alleviate substantial doubt about the entity’s ability to continue as a going concern. The standard is effective for annual periods ending after December 15, 2016 and for interim reporting periods starting in the first quarter of 2017. Early adoption is permitted. We currently believe there will be no impact on our financial statement disclosures.

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

In July 2015, the FASB issued authoritative guidance to simplify the subsequent measurement of inventory. Under this new standard, an entity should measure inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The amendments in this guidance should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The Company is currently evaluating the impact to our future financial statements.

Note 3.   (LOSS) EARNINGS PER SHARE

The consolidated financial statements include basic and diluted (loss) earnings per share. Diluted per share information is calculated by considering the impact of potential common stock on the weighted average shares outstanding. Potential common stock consists of (a) incremental shares that would be available for issuance upon the assumed exercise of stock options “in the money” based on the average stock price for the respective period and (b) convertible preferred shares, owned by Kohlberg & Co. LLC (see Note 8), accounted for using the “if converted” basis, which assumes their conversion to common stock at a ratio of 16.6:1. The basic and diluted earnings per share (“EPS”) calculations are as follows:

	Three Months Ended		Six Months Ended
	June 26, 2015	June 27, 2014	June 26, 2015	June 27, 2014

Net (loss) income	$(980)	$546	$(2,816)	$1,708

Average common shares outstanding - Basic	7,951	7,951	7,951	7,951
Dilutive effect of convertible preferred stock	-	18,859	-	18,859
Average common shares outstanding - Diluted	7,951	26,810	7,951	26,810

Per share amount - Basic:	$(0.12)	$0.07	$(0.35)	$0.21

Per share amount - Diluted:	$(0.12)	$0.02	$(0.35)	$0.06

As of June 26, 2015, all options had expired. As of June 27, 2014, no options were in the money and 6,000 options were out of the money. At June 26, 2015 and June 27, 2014, 1,131,551 convertible preferred shares were outstanding, which are in total, convertible into 18,859,183 shares of the Company’s common stock. Convertible preferred shares were not included in the calculation of diluted (loss) earnings per share for the three and six months ended June 26, 2015 because of their anti-dilutive impact as a result of the Company’s net loss position.

Index
Note 4.   INDEBTEDNESS

Long-term debt consists of the following (amounts in thousands):

	June 26, 2015	December 31, 2014

Revolving loans payable under the BMO Credit Agreement	$25,432	$21,967
Second Lien term loan payable under the VPM Credit Agreement	24,227	-
Total debt	49,659	21,967
Less revolving loans, classified as current	(25,432)	(21,967)
Long-term debt	$24,227	$-

Aggregate remaining scheduled maturities of the Term Loan as of June 26, 2015 are as follows (amounts in thousands):

2016	$-
2017	2,400
2018	2,400
2019	19,427
Total	$24,227

On February 19, 2014, the Company and BMO Harris Bank N.A. entered into a Credit and Security Agreement (the “BMO Credit Agreement”),  which provided the Company a $27.0 million revolving credit facility, including a $3.0 million sub-limit for letters of credit. The proceeds of the Company’s initial borrowing under the BMO Credit Agreement were used to repay the PrivateBank Loan and Security Agreement (the “PB Loan Agreement”), finance the acquisition of FTW (as defined in Note 7), and pay certain fees and expenses related to the negotiation and consummation of the BMO Credit Agreement. All extensions of credit under the BMO Credit Agreement are collateralized by a first priority security interest in and lien upon substantially all present and future assets and properties of the Company.

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

Pursuant to Amendment No. 1, the revolving credit facility under the Original BMO Credit Agreement was increased from an amount not to exceed $27.0 million to an amount not to exceed $33.0 million.  The revolving credit facility under the BMO Credit Agreement continues to include a $3.0 million sub-limit for letters of credit. The proceeds advanced under the BMO Credit Agreement on the Closing Date were used to pay certain fees and expenses related to the negotiation and consummation of Amendment No. 1 and the acquisition of our Tiffin, Ohio manufacturing facility (as described in Note 10). Subject to the terms of an  Intercreditor and Subordination Agreement, dated as of April 7, 2015 (the “Intercreditor Agreement”), between BMO and the SL Agent (as defined below), all extensions of credit under the BMO Credit Agreement are collateralized by a first priority security interest in and lien upon substantially all present and future assets and properties of the Borrowers.

The Original BMO Credit Agreement was further amended pursuant to Amendment No. 1 to extend the expiration date of the credit facility from February 17, 2017 to April 7, 2018.  The borrowing base continues to be determined by eligible inventory, accounts receivable, machinery and equipment and owned real estate amounting to $31.1 million at June 26, 2015. The borrowing base under the BMO Credit Agreement is reduced by the outstanding amount of standby and commercial letters of credit. Currently, the Company’s largest letters of credit relate to its casualty insurance programs. Total outstanding letters of credit were $1.1 million at June 26, 2015 and December 31, 2014.

Index
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

Amendment No. 1 amended the consolidated fixed charge coverage ratio under the Original BMO Credit Agreement and added a maximum annual capital expenditures, minimum consolidated EBITDA, minimum availability and a leverage ratio covenant.  Amendment No. 1 also amended the Original BMO Credit Agreement to permit the secured second lien credit facility described below.

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

The Second Lien Credit Agreement provides the SL Borrowers with a $24.0 million term loan.  The proceeds of the term loan were used to pay certain fees and expenses related to the negotiation and consummation of the credit facility and the acquisition of our Tiffin, Ohio manufacturing facility (see note 10). Subject to the terms of the Intercreditor Agreement, all extensions of credit under the Second Lien Credit Agreement are collateralized by a second priority security interest in and lien upon substantially all present and future assets and properties of the SL Obligors.

The term loan under the Second Lien Credit Agreement bears interest (i) at a cash interest rate of the LIBOR (One Month) Rate then in effect plus 9.5% per annum and (ii) a Payment in Kind “PIK” interest rate equal to 4.00% per annum.  The expiration date of the credit facility under the Second Lien Credit Agreement is April 6, 2019.

Pursuant to the Second Lien Credit Agreement, the SL Borrowers are to make quarterly amortization payments and annual excess cash flow prepayments equal to 25% of annual excess cash flow as defined in the agreement.  The Second Lien Credit Agreement includes the following financial covenants: a consolidated fixed charge coverage ratio, a maximum annual capital expenditures, a minimum consolidated EBITDA, a minimum availability under the BMO Credit Agreement and a leverage ratio.

All of the debt under the BMO Credit Agreement and Second Lien Credit Facility are re-priced to current rates at frequent intervals.  Therefore, its fair value approximates their carrying value at June 26, 2015.  For the three and six months ended June 26, 2015, the Company had amortization of debt issuance costs, included within interest expense, of $221,000 and $278,000, respectively. For the three and six months ended June 27, 2014, the Company had amortization of debt issuance costs, included within interest expense, of $54,000 and $215,000, respectively. Included in amortization of debt issuance costs for the six months ended June 27, 2014 is approximately $109,000 of debt issuance costs written off due to the extinguishment of the PB Loan Agreement.  The Company was in compliance with the financial covenants at June 26, 2015.

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

Index
Information regarding the Company’s net periodic benefit cost for pension and other postretirement benefit plans for the three and six months ended June 26, 2015 and June 27, 2014 is as follows (amounts in thousands):

	Pension Benefits
	Three Months Ended		Six Months Ended
	June 26, 2015	June 27, 2014	June 26, 2015	June 27, 2014
Components of net periodic benefit cost:
Interest cost	$14	$16	$29	$30
Expected return on plan assets	(17)	(17)	(33)	(32)
Amortization of net loss	12	10	24	19
Net periodic benefit cost	$9	$9	$20	$17

	Other Benefits
	Three Months Ended		Six Months Ended
	June 26, 2015	June 27, 2014	June 26, 2015	June 27, 2014
Components of net periodic benefit cost:
Interest cost	$13	$10	$25	$20
Amortization of net loss	9	(4)	17	(9)
Net periodic benefit cost	$22	$6	$42	$11

During the three and six months ended June 26, 2015, the Company made contributions to the pension plans of $18,000 and $36,000, respectively.  The Company expects to contribute an additional $36,000 to the pension plans throughout the remainder of 2015.  The Company uses a December 31 measurement date for its pension and other postretirement benefit plans.  The fair value of plan assets was determined by inputs to the valuation which include quoted prices for similar assets in active markets that are observable either directly or indirectly (Level 2 inputs per the fair value hierarchy).

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

Index
The following table summarizes stock option activity under each of the Company’s applicable plans:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)

Outstanding at December 31, 2014	6,000	$3.69

Granted	-	$-
Exercised	-	$-
Expired	6,000	$3.69
Cancelled	-	$-

Outstanding at June 26, 2015	-	$-	0.0 years	$-

Vested and Exercisable at June 26, 2015	-	$-	0.0 years	$-

The following table summarizes SARs activity under each of the Company’s applicable plans:

SARs

Non-Vested at December 31, 2014	-

Granted	4,000
Vested	(4,000)
Cancelled	-

Non-Vested at June 26, 2015	-

Total Outstanding at June 26, 2015	38,000

At June 26, 2015 and December 31, 2014, the aggregate liability related to SARs was $109,000 and $47,000, respectively, and is included in accrued expenses in the Condensed Consolidated Balance Sheets.

Note 7.    INCOME TAXES

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, various states and foreign jurisdictions. The Company and its subsidiaries are generally no longer subject to U.S. federal, state and local examinations by tax authorities for years before 2010.

As a result of the acquisition of Ft. Wayne Holdings Inc. (“FTW”), the Company recorded deferred tax liabilities of $2.4 million which reduced its net deferred tax assets. The reduction in deferred tax assets caused a release of a valuation allowance of $2.3 million in the six months ended June 27, 2014.

As of June 26, 2015 the Company had deferred tax assets, net of deferred tax liabilities, of $79.8 million subject to a valuation allowance of $80.0 million.  As of December 31, 2014 the Company had deferred tax assets, net of deferred tax liabilities, of $78.9 million subject to a valuation allowance of $79.0 million.   Domestic net operating loss (“NOL”) carry forwards comprised $63.1 million and $62.1 million of the deferred tax assets as of June 26, 2015 and December 31, 2014.  Katy’s history of operating losses in many of its taxing jurisdictions provides significant negative evidence with respect to the Company’s ability to generate future taxable income.  The valuation allowance relates to federal, state and foreign net operating loss carry-forwards, foreign and domestic tax credits, and certain other deferred tax assets to the extent they exceed deferred tax liabilities.

Index
Accounting for Uncertainty in Income Taxes

Included in the balances at each of June 26, 2015 and December 31, 2014 are $0.1 million of liabilities for unrecognized tax benefits.  Because of the impact of deferred tax accounting, other than interest and penalties, the recognition of these liabilities would not affect the annual effective tax rate.

The Company recognizes interest and penalties accrued related to the unrecognized tax benefits in the income tax provision.  The Company had approximately $25,000 of interest and penalties accrued at each of June 26, 2015 and December 31, 2014.

Note 8.    RELATED PARTY TRANSACTIONS

Kohlberg & Co., L.L.C., whose affiliate holds all 1,131,551 shares of the Company’s Convertible Preferred Stock, provides ongoing management oversight and advisory services to the Company.  At June 26, 2015 and December 31, 2014, the Company owed Kohlberg $3.5 million and $3.3 million, respectively, for these services, which is recorded in current liabilities on the Condensed Consolidated Balance Sheets. The Company incurs expense of $0.5 million per year for these services. For each of the three and six months ended June 26, 2015 and June 27, 2014, $0.1 million and $0.3 million, respectively, is recorded in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income for these services.

In February 2014, loans of $0.1 million each were received from two directors of the Company, and a loan of $0.2 million was received from Kohlberg & Co. L.L.C., In connection with these loans, the Company entered into subordinated promissory notes with these individuals and Kohlberg & Co. L.L.C., respectively. These notes were used to finance the acquisition of FTW and are set to mature on December 31, 2019. The notes accrue interest at a rate of 15% per year, which will be paid by capitalizing such interest and adding such capitalized interest to the principal amount of the subordinated notes.

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

Note 10.  BUSINESS ACQUISITIONS

On February 19, 2014, the Company acquired all of the equity interests of FTW, the parent company of Ft. Wayne Plastics, Inc. (“FWP”), a leading manufacturer of medium- to large- sized molded plastic components, specializing in low pressure, multi-nozzle structural plastic and gas assist solutions, for $11.0 million in cash, less $200,000 in subsequent working capital adjustments. The acquisition of FWP’s premiere manufacturing capabilities and dedication to customer service are highly complementary with the Company.

The accompanying consolidated statements of income for the three and six months ended June 27, 2014, do not include any revenues or expenses related to the acquisition prior to the closing date. The following unaudited pro forma consolidated financial information is presented as if the FTW acquisition had occurred at the beginning of the periods presented. In addition, this unaudited pro forma financial information is provided for illustrative purposes only and should not be relied upon as necessarily being indicative of the historical results that would have been obtained if the acquisition had actually occurred during those periods, or the results that may be obtained in the future as a result of the acquisition.

Pro Forma (unaudited)	Three months ended	Six months ended
	June 27, 2014	June 27, 2014
Net Sales	$25,625	$47,063

Gross profit	3,979	7,182

Net income	411	1,707

Average common shares outstanding - Basic	7,951	7,951
Dilutive effect of convertible preferred stock	18,859	18,859
Average common shares outstanding - Diluted	26,810	26,810

Basic earnings per share	$0.05	$0.21
Diluted earnings per share	$0.02	$0.06

On April 7, 2015, Continental Commercial Products, LLC, a Delaware limited liability company (“CCP”), a wholly owned subsidiary of Katy Industries, Inc. (the “Company”), completed the acquisition of substantially all of the  assets and business operations related to the plastics shelving and cabinet business of Centrex Plastics, LLC, an Ohio limited liability company (“Centrex”) and T.R. Plastics, LLC, an Ohio limited liability company (“TR Plastics”) for $23.9 million in cash at closing, plus certain post-closing earnout payments of not less than $2.0 million over three years, as described in the Asset Purchase Agreement dated April 7, 2015 (the “Purchase Agreement”) by and between CCP, Centrex, TR Plastics, and Terrence L. Reinhart, the majority member of Centrex and the sole member of TR Plastics. The acquisition of the Tiffin, Ohio manufacturing facility brings a breadth of shelving and storage cabinet solutions to the Katy consumer storage product line which we believe are highly complementary to our current products. The accompanying consolidated statements of income for the three and six months ended June 26, 2015 and June 27, 2014, do not include any revenues or expenses related to the acquisition prior to the closing date.

The Company recorded the tangible and intangible assets acquired and liabilities assumed at their estimated fair values as of the date of the acquisition as outlined in the table below. As of the filing date of this Form 10-Q, the Company is still finalizing the allocation of the purchase price, primarily related to goodwill and intangibles. Further, the Company notes it is impracticable to present pro forma comparative financial statements as the standalone audit of the Tiffin manufacturing facility has not been completed as of the current filing date due to discrete financial statements not being readily available. The audit of such financial statements is currently in process.

Index
Accounts receivable	$757
Inventory	1,399
Fixed assets	2,317
Intangible assets	11,805
Goodwill	11,805
Total assets acquired	28,083

Accounts payable	2,162
Accrued expenses	66
Total liabilities assumed	2,228

Net assets acquired	$25,855

The Company incurred $1.0 million and $1.3 million in costs related to the April 7, 2015 acquisition during the three and six months ended June 26, 2015. These costs were included within general and administrative expenses.

Note 11. SEVERANCE, RESTRUCTURING AND RELATED CHARGES

In the first quarter of 2015, the Company committed to a plan to move its manufacturing facility from Bridgeton, Missouri to Jefferson City, Missouri.  Management estimates the resulting severance, restructuring and related charges will be approximately $5.8 million, of which $1.6 million will be for contract termination costs, $0.6 million will be for severance costs and $3.6 million will be for other relocation associated costs. The relocation is expected to be completed by the end of 2015.

	Three Months Ended	Six Months Ended
	June 26, 2015	June 26, 2015

Contract termination costs	$-	$1,600
Severance costs	100	100
Other associated costs	437	437
Total restructuring costs	$537	$2,137

	Contract Termination Costs	Severance Costs	Other Associated Costs	Total
Restructuring liabilities at December 31, 2014	$-	$-	$-	$-
Additions	1,600	100	437	2,137
Payments	(1,600)	-	(83)	(1,683)
Other	-	-	-	-
Restructuring liabilities at June 26, 2015	$-	$100	$354	$454

In February 2015, the Company paid a $1.6 million early termination fee to exit the lease of its Bridgeton, Missouri facility. The early termination fee is included within severance, restructuring and related charges.

We recognized a gain of $0.7 million related to liabilities from the acceleration of the lease term, which is recorded in general and administrative expenses.

In addition, the Company entered into a new lease for its manufacturing operations in Jefferson City, Missouri in March 2015. The Company received a $1.7 million incentive payment upon signing of the lease and has since received an additional incentive payment of $0.4 million, which is included in other liabilities. The incentive payments will be recognized straight-line over the term of the lease in cost of goods sold.

Index
Note 12. GOODWILL AND INTANGIBLE ASSETS

Intangible assets were acquired in the FTW and Tiffin, Ohio acquisitions. The fair value of the intangible assets related to the Tiffin, Ohio manufacturing facility acquisition are currently recorded at their preliminary estimated fair values as of the date of the acquisition (see Note 10 for a more detailed discussion). Following is detailed information regarding the Company's intangible assets (amounts in thousands):

	June 26, 2015			December 31, 2014
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount
Amortizable:
Customer lists	$15,565	$(399)	$15,166	$3,760	$(157)	$3,603
Unamortizable:
Goodwill	14,361	-	14,361	2,556	-	2,556
Tradenames	306	-	306	306	-	306
Total	$30,232	$(399)	$29,833	$6,622	$(157)	$6,465

As of the filing date of this Form 10-Q, the Company is still finalizing the allocation of the purchase price, primarily related to goodwill and customer lists resulting from the Tiffin, Ohio acquisition. Customer lists have a 20 year useful life.

For the three and six months ended June 26, 2015, the Company recorded amortization expense on intangible assets of $195,000 and $242,000, respectively. Amortization expense of $47,000 and $61,000 was recognized for the three and six months ended June 27, 2014, respectively.

Note 13.  LEASE OBLIGATIONS

On March 25, 2015, the Company entered into a commercial lease agreement, for approximately 534,000 square feet of manufacturing and warehouse space located in Jefferson City, Missouri.  The initial rental term of the lease is for one hundred and thirty two (132) months, commencing on January 1, 2016 and ending on December 31, 2026. The Company has the right and option to renew the lease for all or a portion of the premises for two (2) renewal periods of five (5) years each on the terms and conditions set forth in the lease.  Commencing on January 1, 2016, the Company shall pay rent in the amount of $138,395. The lease includes rent escalators whereby the maximum rental amount is $154,195 during the final eleven months of the lease.

On April 7, 2015, the Company entered into a lease agreement for approximately 96,000 square feet of industrial and office space in Tiffin, Ohio.  The initial rental term of the lease is for one five (5) year period, commencing on April 7, 2015 and ending on March 15, 2020. The Company has the right and option to renew the lease for one (1) renewal period of five (5) years on the terms and conditions set forth in the lease. The initial monthly rent is $18,000.

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

Index
RESULTS OF OPERATIONS

Three Months Ended June 26, 2015 versus Three Months Ended June 27, 2014

Net sales increased 22.4% from $25.6 million during the three months ended June 27, 2014 to $31.3 million during the three months ended June 26, 2015. The increase was a result of the acquisition of the Tiffin, Ohio manufacturing facility, which contributed $4.9 million in net sales for the three months ended June 26, 2015, and increased demand in our Continental business unit. Gross margin was 16.6% for the three months ended June 26, 2015, an increase of 70 basis points from the same period a year ago.  The increase was primarily a result of higher margins on the sales mix in our Continental business unit. As a result of the increase in sales and higher gross margin, our gross profit increased $1.1 million from $4.1 million to $5.2 million.
Selling, general and administrative (“SG&A”) expenses increased $1.1 million to $4.4 million for the three months ended June 26, 2015 compared to $3.3 million for the same period a year ago. The increase was primarily due to the acquisition costs related to the Tiffin, Ohio manufacturing facility, which increased SG&A expenses for the three months ended June 26, 2015.

The severance, restructuring and related charges of $0.5 million for the three months ended June 26, 2015 were for relocation of our Bridgeton, Missouri facility to Jefferson City, Missouri.

Operating income was $0.3 million for the three months ended June 26, 2015, compared to $0.8 million for the same period a year ago.  The decrease in operating income was primarily the result of the increases in selling, general and administrative expenses and severance, restructuring and related charges, which were partially offset by an increase in gross profit.

Interest expense increased by $1.0 million during the three months ended June 26, 2015 as compared to the three months ended June 27, 2014 as a result of the increased borrowings under the First and Second Lien Credit Agreements (See Note 4) during the three months ended June 26, 2015.

Overall, we reported a net loss of $1.0 million, or $0.12 per basic and diluted share, for the three months ended June 26, 2015, as compared to net income of $0.5 million, or $0.07 per basic ($0.02 per diluted share), for the three months ended June 27, 2014. The decrease is primarily a result of the increased interest expense incurred due to the increased borrowings during the three months ended June 26, 2015, increased selling, general and administrative expenses related to the Tiffin, Ohio manufacturing facility acquisition and severance, restructuring and related charges, partially offset by increased gross profit.

Six Months Ended June 26, 2015 versus Six Months Ended June 27, 2014

Net sales increased 15.6% from $45.5 million during the six months ended June 27, 2014 to $52.7 million during the six months ended June 26, 2015.  The increase was a result of the acquisition of the Tiffin, Ohio manufacturing facility, which contributed $4.9 million in net sales for the six months ended June 26, 2015, and increased demand in our Continental business unit. Gross margin was 15.9% for the six months ended June 26, 2015, an increase of 40 basis points from the same period a year ago.  The increase was primarily a result of higher margins on the sales mix in our Continental business unit. As a result of the increase in sales and gross margin our gross profit increased $1.3 million from $7.1 million to $8.4 million.

Selling, general and administrative (“SG&A”) expenses increased $0.4 million to $7.6 million for the six months ended June 26, 2015 from $7.2 million for the same period a year ago. The increase was primarily due to one-time acquisition costs for the Tiffin, Ohio manufacturing facility for the six months ended June 26, 2015, partially offset by one-time acquisition costs for FTW in the prior year.

Severance, restructuring and related charges of $2.1 million for the six months ended June 26, 2015 were for the relocation of our Bridgeton, Missouri facility to Jefferson City, Missouri.

Operating loss increased from $0.1 million during the six months ended June 27, 2014 to $1.4 million during the six months ended June 26, 2015. The increase in the operating loss was primarily the result of the severance, restructuring and related charges related to the relocation of our Bridgeton, Missouri facility and increased selling, general and administrative expenses related to the acquisition of the Tiffin, Ohio manufacturing facility, partially offset by an increase in gross profit.

Interest expense increased by $0.9 million during the six months ended June 26, 2015 as compared to the six months ended June 27, 2014 as a result of the increased borrowings under the First and Second Lien Credit Agreements (See Note 4) during the six months ended June 26, 2015.

Index
The income tax benefit for the six months ended June 27, 2014 includes a benefit as a result of the acquisition of FTW. The Company recorded deferred tax liabilities of $2.4 million which reduced its net deferred tax assets. The reduction in deferred tax assets caused a release of a valuation allowance of $2.3 million.

Overall, we reported a net loss of $2.8 million, or $0.35 per basic and diluted share, for the six months ended June 26, 2015, as compared to net income of $1.7 million, or $0.21 per basic ($0.06 per diluted share), for the six months ended June 27, 2014. The decrease is a result of the 2015 increase in selling, general and administrative expenses, severance, restructuring and related charges and increased interest expense discussed above as well as the one-time tax benefit of $2.3 million in the first quarter of 2014, and acquisition costs associated with the acquisition of FTW in the first quarter of 2014. With the exclusion of one-time items related to our facility relocation and acquisition costs included in selling, general and administrative expenses in 2015 and the one-time tax benefit and acquisition costs in 2014, net income was $0.6 million for the six months ended June 26, 2015 versus a net loss of $0.6 million for the six months ended June 27, 2014.
LIQUIDITY AND CAPITAL RESOURCES

We require funding for working capital needs and capital expenditures.  We believe that our cash flow from operations and the use of available borrowings under the BMO Credit Agreement (as defined below) provides sufficient liquidity for our operations going forward.  As of June 26, 2015, we had cash of $0.1 million and outstanding checks of $0.3 million as compared to cash of $0.1 million and outstanding checks of $0.7 million at December 31, 2014.  Our unused borrowing availability at June 26, 2015 under the BMO Credit Agreement was $4.5 million.  As of December 31, 2014, we had unused borrowing availability of $2.3 million.

Long-term debt consists of the following (amounts in thousands):

	June 26, 2015	December 31, 2014

Revolving loans payable under the BMO Credit Agreement	$25,432	$21,967
Second Lien term loan payable under the VPM Credit Agreement	24,227	-
Total debt	49,659	21,967
Less revolving loans, classified as current	(25,432)	(21,967)
Long-term debt	$24,227	$-

Aggregate remaining scheduled maturities of the Term Loan as of June 26, 2015 are as follows (amounts in thousands):

2016	$-
2017	2,400
2018	2,400
2019	19,427
Total	$24,227

On February 19, 2014, the Company and BMO Harris Bank N.A. entered into a Credit and Security Agreement (the “BMO Credit Agreement”),  which provides the Company a $27.0 million revolving credit facility, including a $3.0 million sub-limit for letters of credit. The proceeds of the Company’s initial borrowing under the BMO Credit Agreement were used to repay the PrivateBank Loan and Security Agreement (the “PB Loan Agreement”), finance the acquisition of FTW (as defined in Note 7), and pay certain fees and expenses related to the negotiation and consummation of the BMO Credit Agreement. All extensions of credit under the BMO Credit Agreement are collateralized by a first priority security interest in and lien upon substantially all present and future assets and properties of the Company.

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

Index
Pursuant to Amendment No. 1, the revolving credit facility under the Original BMO Credit Agreement was increased from an amount not to exceed $27.0 million to an amount not to exceed $33.0 million.  The revolving credit facility under the BMO Credit Agreement continues to include a $3.0 million sub-limit for letters of credit. The proceeds advanced under the BMO Credit Agreement on the Closing Date were used to pay certain fees and expenses related to the negotiation and consummation of Amendment No. 1 and the acquisition of our Tiffin, Ohio manufacturing facility (as described in Note 10). Subject to the terms of an  Intercreditor and Subordination Agreement, dated as of April 7, 2015 (the “Intercreditor Agreement”), between BMO and the SL Agent (as defined below), all extensions of credit under the BMO Credit Agreement are collateralized by a first priority security interest in and lien upon substantially all present and future assets and properties of the Borrowers.

The Original BMO Credit Agreement was further amended pursuant to Amendment No. 1 to extend the expiration date of the credit facility from February 17, 2017 to April 7, 2018.  The borrowing base continues to be determined by eligible inventory, accounts receivable, machinery and equipment and owned real estate amounting to $31.1 million at June 26, 2015. The borrowing base under the BMO Credit Agreement is reduced by the outstanding amount of standby and commercial letters of credit. Currently, the Company’s largest letters of credit relate to its casualty insurance programs. Total outstanding letters of credit were $1.1 million at June 26, 2015 and December 31, 2014.

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

Amendment No. 1 amended the consolidated fixed charge coverage ratio under the Original BMO Credit Agreement and added a maximum annual capital expenditures, minimum consolidated EBITDA, minimum availability and a leverage ratio covenant.  Amendment No. 1 also amended the Original BMO Credit Agreement to permit the secured second lien credit facility described below.

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

The Second Lien Credit Agreement provides the SL Borrowers with a $24.0 million term loan.  The proceeds of the term loan were used to pay certain fees and expenses related to the negotiation and consummation of the credit facility and the acquisition of our Tiffin, Ohio manufacturing facility. Subject to the terms of the Intercreditor Agreement, all extensions of credit under the Second Lien Credit Agreement are collateralized by a second priority security interest in and lien upon substantially all present and future assets and properties of the SL Obligors.

Index
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
All of the debt under the BMO Credit Agreement and Second Lien Credit Facility are re-priced to current rates at frequent intervals.  Therefore, its fair value approximates their carrying value at June 26, 2015.  For the three and six months ended June 26, 2015, the Company had amortization of debt issuance costs, included within interest expense, of $221,000 and $278,000, respectively. For the three and six months ended June 27, 2014, the Company had amortization of debt issuance costs, included within interest expense, of $54,000 and $215,000, respectively. Included in amortization of debt issuance costs for the six months ended June 27, 2014 is approximately $109,000 of debt issuance costs written off due to the extinguishment of the PB Loan Agreement. The Company was in compliance with the financial covenants at June 26, 2015.

Cash Flows

Cash used in operating activities before changes in operating assets and liabilities was $0.7 million in the first half of 2015 as compared to cash provided of $0.8 million in the same period of 2014. Changes in operating assets and liabilities from continuing operations provided $1.7 million in the first half of 2015 as compared to using $4.0 million in the same period of 2014. The decrease in usage is primarily attributable to an increase in accounts payables, partially offset by increases in inventories and accounts receivable.

Cash flows used by investing activities of $25.3 million in the first half of 2015 were primarily due to the purchase of our Tiffin, Ohio manufacturing facility.

Cash flows provided by financing activities of $24.4 million in the first half of 2015 were due to an increase of $24.8 million in our bank borrowings, net of debt issuance costs since December 31, 2014, primarily due to the Tiffin, Ohio manufacturing facility acquisition.

OFF-BALANCE SHEET ARRANGEMENTS

As of June 26, 2015, the Company had no off-balance sheet arrangements.

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

CRITICAL ACCOUNTING POLICIES

We disclosed details regarding certain of our critical accounting policies in the Management’s Discussion and Analysis section of our Annual Report on Form 10-K for the year ended December 31, 2014 (Part II, Item 7).  There have been no changes to these policies as of June 26, 2015.

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
Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 26, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

KATY INDUSTRIES, INC.
Registrant

DATE: August 10, 2015	By /s/ David J. Feldman
David J. Feldman
President and Chief Executive Officer

By /s/ James W. Shaffer
James W. Shaffer
Vice President, Treasurer and Chief Financial Officer