Form 10-Q
period 2015-09-25
KATY INDUSTRIES INC
filed 2015-11-09
CIK 54681

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 25, 2015

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class	Outstanding at October 23, 2015
Common Stock, $1 Par Value	7,951,176 Shares

KATY INDUSTRIES, INC.
FORM 10-Q
September 25, 2015

INDEX

			Page
PART I	FINANCIAL INFORMATION

	Item 1.	Financial Statements:

		Condensed Consolidated Balance Sheets September 25, 2015 (unaudited) and December 31, 2014	3,4

		Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income For the Three and Nine Months Ended September 25, 2015 and September 26, 2014 (unaudited)	5

		Condensed Consolidated Statements of Cash Flows For the Nine Months Ended September 25, 2015 and September 26, 2014 (unaudited)	6

		Notes to Condensed Consolidated Financial Statements (unaudited)	7

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	18

	Item 4.	Controls and Procedures	23

PART II	OTHER INFORMATION		23

	Item 1.	Legal Proceedings	23

	Item 1A.	Risk Factors	23-24

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24

	Item 3.	Defaults Upon Senior Securities	24

	Item 4.	Mine Safety Disclosures	24

	Item 5.	Other Information	24

	Item 6.	Exhibits	24

	Signatures		25

	Certifications		26-29

Index
PART I  FINANCIAL INFORMATION

Item 1.  Financial Statements

KATY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 25, 2015 (UNAUDITED) AND DECEMBER 31, 2014
 (Amounts in Thousands)

ASSETS

	September 25, 2015	December 31, 2014
CURRENT ASSETS:

Cash	$55	$66
Accounts receivable, net	12,296	10,840
Inventories, net	20,182	15,881
Other current assets	2,290	659

Total current assets	34,823	27,446

OTHER ASSETS:
Goodwill	8,377	2,556
Intangibles, net	21,153	3,909
Other	4,145	1,839

Total other assets	33,675	8,304

PROPERTY AND EQUIPMENT
Land and improvements	535	535
Buildings and improvements	7,849	6,175
Machinery and equipment	56,337	52,711

	64,721	59,421
Less - Accumulated depreciation	(50,771)	(49,263)

Property and equipment, net	13,950	10,158

Total assets	$82,448	$45,908

See Notes to Condensed Consolidated Financial Statements.

Index
KATY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 25, 2015 (UNAUDITED) AND DECEMBER 31, 2014
 (Amounts in Thousands, Except Share Data)

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY

	September 25, 2015	December 31, 2014
CURRENT LIABILITIES:

Accounts payable	$17,127	$7,327
Book overdraft	584	699
Accrued compensation	1,270	1,457
Accrued expenses	7,956	7,093
Payable to related party	4,131	3,650
Deferred revenue	170	186
Current maturities of long term debt	600	-
Revolving credit agreement	26,342	21,967

Total current liabilities	58,180	42,379

DEFERRED REVENUE	-	130

LONG TERM DEBT	23,862	-

OTHER LIABILITIES	5,696	4,090

Total liabilities	87,738	46,599

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS’ (DEFICIT) EQUITY
15% Convertible preferred stock, $100 par value; authorized 1,200,000 shares; issued and outstanding 1,131,551 shares; liquidation value $113,155	108,256	108,256
Common stock, $1 par value; authorized 35,000,000 shares; issued 9,822,304 shares	9,822	9,822
Additional paid-in capital	27,110	27,110
Accumulated other comprehensive loss	(1,722)	(1,544)
Accumulated deficit	(127,319)	(122,898)
Treasury stock, at cost, 1,871,128 shares	(21,437)	(21,437)

Total stockholders' (deficit) equity	(5,290)	(691)

Total liabilities and stockholders' (deficit) equity	$82,448	$45,908

See Notes to Condensed Consolidated Financial Statements.

Index
KATY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 25, 2015 AND SEPTEMBER 26, 2014
(Amounts in Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 25, 2015	September 26, 2014	September 25, 2015	September 26, 2014

Net sales	$31,048	$26,543	$83,702	$72,077
Cost of goods sold	26,273	21,549	70,530	60,020
Gross profit	4,775	4,994	13,172	12,057
Selling, general and administrative expenses	3,518	3,451	11,144	10,633
Severance, restructuring and related charges	1,777	-	3,914	-
Operating (loss) income	(520)	1,543	(1,886)	1,424
Interest expense	(1,233)	(229)	(2,733)	(786)
Other, net	35	40	100	117

(Loss) income before income tax benefit (expense)	(1,718)	1,354	(4,519)	755
Income tax benefit (expense)	113	(4)	98	2,303

Net (loss) income	$(1,605)	$1,350	$(4,421)	$3,058

Net (loss) income	$(1,605)	$1,350	$(4,421)	$3,058
Other comprehensive (loss) income
Foreign currency translation	(94)	(43)	(178)	(75)
Total comprehensive (loss) income	$(1,699)	$1,307	$(4,599)	$2,983

Basic (loss) earnings per share	$(0.20)	$0.17	$(0.56)	$0.38

Diluted (loss) earnings per share	$(0.20)	$0.05	$(0.56)	$0.11

Weighted average common shares outstanding:
Basic	7,951	7,951	7,951	7,951
Diluted	7,951	26,810	7,951	26,810

See Notes to Condensed Consolidated Financial Statements.

Index
KATY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 25, 2015 AND SEPTEMBER 26, 2014
(Amounts in Thousands)
(Unaudited)

	September 25, 2015	September 26, 2014
Cash flows from operating activities:
Net (loss) income	$(4,421)	$3,058
Depreciation	2,026	1,547
Amortization of intangible assets	545	108
Amortization of debt issuance costs	458	272
Stock-based compensation	76	50
Payment In Kind (PIK) interest expense	462	-
Deferred income taxes	-	(2,318)
	(854)	2,717
Changes in operating assets and liabilities:
Accounts receivable	(668)	(2,985)
Inventories	(2,842)	(6,395)
Other assets	(1,762)	(65)
Accounts payable	6,487	2,912
Accrued expenses	(1,367)	843
Payable to related party	481	375
Deferred revenue	(146)	(147)
Other	1,358	(275)
	1,541	(5,737)

Net cash provided by (used in) continuing operations	687	(3,020)
Net cash provided by discontinued operations	-	74
Net cash provided by (used in) operating activities	687	(2,946)

Cash flows from investing activities:
Payment for acquisition, net of cash received	(23,855)	(10,774)
Capital expenditures	(2,167)	(642)
Net cash used in investing activities	(26,022)	(11,416)

Cash flows from financing activities:
Net borrowings on revolving credit facility	4,375	14,337
Proceeds from term loan facility	24,000	-
Loan from related party	-	400
(Decrease) increase in book overdraft	(115)	97
Direct costs associated with debt facilities	(2,627)	(672)
Net cash provided by financing activities	25,633	14,162

Effect of exchange rate changes on cash	(309)	(109)

Net decrease in cash	(11)	(309)
Cash, beginning of period	66	708
Cash, end of period	$55	$399

Supplemental cash flow disclosure
Interest paid	$1,637	$484
Supplemental information of non-cash investing and financing activity
Accrued contingent earnout payment	$2,000	$-
Capital expenditures included in accounts payable	$1,159	$-

See Notes to Condensed Consolidated Financial Statements.

Index
KATY INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

Note 1.	SIGNIFICANT ACCOUNTING POLICIES

Consolidation Policy and Basis of Presentation – The condensed consolidated financial statements include the accounts of Katy Industries, Inc. and subsidiaries in which it has a greater than 50% voting interest or significant influence, collectively “Katy” or the “Company”.  All significant intercompany accounts, profits and transactions have been eliminated in consolidation.  The Condensed Consolidated Balance Sheet at September 25, 2015 and the related Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income for the three and nine months ended September 25, 2015 and September 26, 2014 and Cash Flows for the nine months ended September 25, 2015 and September 26, 2014 have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial condition, results of operations and cash flows of the Company for the interim periods.  Interim results may not be indicative of results to be realized for the entire year.  The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.  The Condensed Consolidated Balance Sheet as of December 31, 2014 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States (“GAAP”).

Fiscal Year – The Company operates and reports using a 4-4-5 fiscal year which always ends on December 31.  As a result, December and January do not typically consist of five and four weeks, respectively.  The three months ended September 25, 2015 and September 26, 2014 consisted of 63 shipping days.  The nine months ended September 25, 2015 and September 26, 2014 consisted of 186 and 187 shipping days, respectively.

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

Inventories – The components of inventories are as follows (amounts in thousands):

	September 25, 2015	December 31, 2014

Raw materials	$10,285	$6,457
Finished goods	14,656	14,714
Inventory reserves	(705)	(618)
LIFO reserve	(4,054)	(4,672)
	$20,182	$15,881

At September 25, 2015 and December 31, 2014, approximately 71% and 78%, respectively, of Katy’s inventories were accounted for using the last-in, first-out (“LIFO”) method of costing, while the remaining inventories were accounted for using the first-in, first-out (“FIFO”) method.  Current cost, as determined using the FIFO method, exceeded LIFO cost by $4.1 million and $4.7 million at September 25, 2015 and December 31, 2014, respectively.

Share-Based Payment – Compensation cost recognized during the three and nine months ended September 25, 2015 and September 26, 2014 includes: a) compensation cost for all stock options based on the grant date fair value amortized over the options’ vesting period and b) compensation cost for outstanding stock appreciation rights (“SARs”) as of September 25, 2015 and September 26, 2014 based on the September 25, 2015 and September 26, 2014 fair values, respectively.  The Company re-measures the fair value of SARs each reporting period until the award is settled and compensation expense is recognized each reporting period for changes in fair value and vesting.

Compensation expense is included in selling, general and administrative expense in the Condensed Consolidated Statements of Operations.  The components of compensation expense are as follows (amounts in thousands):

Index
	Three Months Ended		Nine Months Ended
	September 25, 2015	September 26, 2014	September 25, 2015	September 26, 2014

Stock appreciation right expense	$13	$15	$76	$50

The fair value of stock options is estimated at the date of grant using a Black-Scholes option pricing model.  As the Company does not have sufficient historical exercise data to provide a basis for estimating the expected term, the Company uses the simplified method for estimating the expected term by averaging the minimum and maximum lives expected for each award.  In addition, the Company estimated volatility by considering its historical stock volatility over a term comparable to the remaining expected life of each award.  The risk-free interest rate is the current yield available on U.S. treasury issues with a remaining term equal to each award.  The Company estimates forfeitures using historical results.  Its estimates of forfeitures will be adjusted over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from their estimate.  There were no stock options granted during the three and nine months ended September 25, 2015 and September 26, 2014.

The fair value of SARs, a liability award, was estimated at September 25, 2015 and September 26, 2014 using a Black-Scholes option pricing model.  The Company estimated the expected term by averaging the minimum and maximum lives expected for each award.  In addition, the Company estimated volatility by considering its historical stock volatility over a term comparable to the remaining expected life of each award.  The risk-free interest rate is the current yield available on U.S. treasury issues with a remaining term equal to each award.  The Company estimates forfeitures using historical results.  Its estimates of forfeitures will be adjusted over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from their estimate.  The assumptions for expected term, volatility and risk-free rate are presented in the table below:

	September 25, 2015	September 26, 2014

Expected term (years)	0.9 - 4.8	1.9 - 4.8
Volatility	133.1% - 313.7%	244.2% - 353.4%
Risk-free interest rate	0.3% - 1.4%	0.6% - 1.7%

Accumulated Comprehensive Loss – The components of accumulated other comprehensive loss are foreign currency translation adjustments and pension and other postretirement benefits adjustments.  The balance of foreign currency translation adjustments was $0.9 million and $0.7 million at September 25, 2015 and December 31, 2014, respectively.  The balance of pension and other postretirement benefits adjustments was $0.8 million at September 25, 2015 and December 31, 2014.

Change in Estimate – On February 28, 2015 the Company opted out of the lease at the Bridgeton, Missouri facility (see Note 11) and it was determined leasehold improvements and various equipment would not be transferred to the Jefferson City, Missouri facility. Accordingly, the Company reduced its estimate of the useful life for the leasehold improvements and various equipment to December 31, 2015. The net book value of the leasehold improvements and equipment was $1.1 million. As a result of the change in accounting estimate, the Company recorded a charge for accelerated depreciation of approximately $259,000 and $618,000 ($0.03 and $0.08 per basic and diluted share) for the three and nine months ended September 25, 2015, respectively.

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

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU” or “Update”) No. 2014-09, “Revenue from Contracts with Customers." This ASU is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. This ASU is effective for annual reporting periods beginning after December 15, 2016 and early adoption is not permitted. On July 9, 2015 the FASB voted to defer the effective date of this standard by one year to December 15, 2017 for the interim and annual reporting periods beginning after that date and permitted early adoption of the standard, but not before the original effective date of December 15, 2016. Companies may use either a full retrospective or modified retrospective approach to adopt this ASU. We are currently evaluating which transition approach to use and the full impact this ASU will have on our future financial statements.

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

In April 2015, the FASB issued ASU No. 2015-03, “Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” This ASU requires companies to present debt issuance costs as a direct deduction from the carrying value of that debt liability. ASU 2015-03 does not impact the recognition and measurement guidance for debt issuance costs. This ASU is effective for annual reporting periods beginning after December 15, 2015 and early adoption is permitted. Accordingly, we will adopt this ASU on January 1, 2016. Companies are required to use a retrospective approach and we are currently evaluating the impact to our future financial statements.

In July 2015, the FASB issued ASU 2015-11, “Inventory (Topic 330),” authoritative guidance to simplify the subsequent measurement of inventory. Under this new standard, an entity should measure inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The amendments in this guidance should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The Company is currently evaluating the impact to our future financial statements.

In September 2015, FASB issued ASU 2015-16, “Business Combinations (Topic 805),” which eliminates the requirement that an acquirer in a business combination account for measurement-period adjustments retrospectively. Instead, acquirers must recognize measurement-period adjustments during the period in which they determine the amounts, including the effect on earnings of any amounts they would have recorded in previous periods if the accounting had been completed at the acquisition date. The acquirer still must disclose the amounts and reasons for adjustments to the provisional amounts. The acquirer also must disclose, by line item, the amount of the adjustment reflected in the current-period income statement that would have been recognized in previous periods if the adjustment to provisional amounts had been recognized as of the acquisition date. Alternatively, an acquirer may present those amounts separately on the face of the income statement. Public business entities must apply the new requirements for fiscal years beginning after December 15, 2015, including interim periods with those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact to our future financial statements.

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

Index

	Three Months Ended		Nine Months Ended
	September 25, 2015	September 26, 2014	September 25, 2015	September 26, 2014

Net (loss) income	$(1,605)	$1,350	$(4,421)	$3,058

Average common shares outstanding - Basic	7,951	7,951	7,951	7,951
Dilutive effect of convertible preferred stock	-	18,859	-	18,859
Average common shares outstanding - Diluted	7,951	26,810	7,951	26,810

Per share amount - Basic:	$(0.20)	$0.17	$(0.56)	$0.38

Per share amount - Diluted:	$(0.20)	$0.05	$(0.56)	$0.11

As of September 25, 2015, all options had expired. As of September 26, 2014, no options were in the money and 6,000 options were out of the money. At September 25, 2015 and September 26, 2014, 1,131,551 convertible preferred shares were outstanding, which are in total, convertible into 18,859,183 shares of the Company’s common stock. Convertible preferred shares were not included in the calculation of diluted (loss) earnings per share for the three and nine months ended September 25, 2015 because of their anti-dilutive impact as a result of the Company’s net loss position.

Note 4.	INDEBTEDNESS

Long-term debt consists of the following (amounts in thousands):

	September 25, 2015	December 31, 2014

Revolving loans payable under the BMO Credit Agreement	$26,342	$21,967
Second Lien term loan payable under the VPM Credit Agreement	24,462	-
Total debt	50,804	21,967
Less revolving loans, classified as current	(26,342)	(21,967)
Less current maturities	(600)	-
Long-term debt	$23,862	$-

Aggregate remaining scheduled maturities of the Term Loan as of September 25, 2015 are as follows (amounts in thousands):

2016	$600
2017	2,400
2018	2,400
2019	19,062
Total	$24,462

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

The Original BMO Credit Agreement was further amended pursuant to Amendment No. 1 to extend the maturity date of the credit facility from February 17, 2017 to April 7, 2018.  The borrowing base continues to be determined by eligible inventory, accounts receivable, machinery and equipment and owned real estate amounting to $32.6 million at September 25, 2015. The borrowing base under the BMO Credit Agreement is reduced by the outstanding amount of standby and commercial letters of credit. Currently, the Company’s largest letters of credit relate to its casualty insurance programs. Total outstanding letters of credit were $1.1 million at September 25, 2015 and December 31, 2014.

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

The BMO Credit Agreement continues to require a lockbox agreement which provides receipts (subject to certain exceptions) to be swept daily to reduce borrowings outstanding. This provision in the BMO Credit Agreement causes the BMO Credit Agreement to be classified as a current liability, per guidance in the Accounting Standards Codification established by the Financial Accounting Standards Board.  The Company does not expect to repay, or be required to repay, within one year, the balance of the BMO Credit Agreement, which will be classified as a current liability. The BMO Credit Agreement does not expire or have a maturity date within one year, but rather has a final maturity date of April 7, 2018.

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

Index
The term loan under the Second Lien Credit Agreement bears interest (i) at a cash interest rate of the LIBOR (One Month) Rate then in effect plus 9.5% per annum and (ii) a Payment in Kind “PIK” interest rate equal to 4.00% per annum.  The maturity date of the credit facility under the Second Lien Credit Agreement is April 6, 2019.

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

All of the debt under the BMO Credit Agreement and Second Lien Credit Facility are re-priced to current rates at frequent intervals.  Therefore, its fair value approximates their carrying value at September 25, 2015.  For the three and nine months ended September 25, 2015, the Company had amortization of debt issuance costs, included within interest expense, of $180,000 and $458,000, respectively. For the three and nine months ended September 26, 2014, the Company had amortization of debt issuance costs, included within interest expense, of $56,000 and $272,000, respectively. Included in amortization of debt issuance costs for the nine months ended September 26, 2014 is approximately $109,000 of debt issuance costs written off due to the extinguishment of the PB Loan Agreement.  The Company was in compliance with the financial covenants at September 25, 2015.

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

Information regarding the Company’s net periodic benefit cost for pension and other postretirement benefit plans for the three and nine months ended September 25, 2015 and September 26, 2014 is as follows (amounts in thousands):

	Pension Benefits
	Three Months Ended		Nine Months Ended
	September 25, 2015	September 26, 2014	September 25, 2015	September 26, 2014
Components of net periodic benefit cost:
Interest cost	$15	$15	$44	$45
Expected return on plan assets	(16)	(15)	(49)	(47)
Amortization of net loss	13	9	37	28
Net periodic benefit cost	$12	$9	$32	$26

	Other Benefits
	Three Months Ended		Nine Months Ended
	September 25, 2015	September 26, 2014	September 25, 2015	September 26, 2014
Components of net periodic benefit cost:
Interest cost	$12	$10	$37	$30
Amortization of net loss	8	(4)	25	(13)
Net periodic benefit cost	$20	$6	$62	$17

Index
During the three and nine months ended September 25, 2015, the Company made contributions to the pension plans of $18,000 and $54,000, respectively.  The Company expects to contribute an additional $18,000 to the pension plans throughout the remainder of 2015.  The Company uses a December 31 measurement date for its pension and other postretirement benefit plans.  The fair value of plan assets was determined by inputs to the valuation which include quoted prices for similar assets in active markets that are observable either directly or indirectly (Level 2 inputs per the fair value hierarchy).

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

The following table summarizes stock option activity under each of the Company’s applicable plans:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)

Outstanding at December 31, 2014	6,000	$3.69

Granted	-	$-
Exercised	-	$-
Expired	6,000	$3.69
Cancelled	-	$-

Outstanding at September 25, 2015	-	$-	0.0 years	$-

Vested and Exercisable at September 25, 2015	-	$-	0.0 years	$-

The following table summarizes SARs activity under each of the Company’s applicable plans:

SARs

Non-Vested at December 31, 2014	-

Granted	4,000
Vested	(4,000)
Cancelled	-

Non-Vested at September 25, 2015	-

Total Outstanding at September 25, 2015	38,000

At September 25, 2015 and December 31, 2014, the aggregate liability related to SARs was $122,000 and $47,000, respectively, and is included in accrued expenses in the Condensed Consolidated Balance Sheets.

Index
Note 7.	INCOME TAXES

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, various states and foreign jurisdictions. The Company and its subsidiaries are generally no longer subject to U.S. federal, state and local examinations by tax authorities for years before 2010.

As a result of the acquisition of Ft. Wayne Holdings Inc. (“FTW”), the Company recorded deferred tax liabilities of $2.4 million which reduced its net deferred tax assets. The reduction in deferred tax assets caused a release of a valuation allowance of $2.3 million in the nine months ended September 26, 2014.

As of September 25, 2015 the Company had deferred tax assets, net of deferred tax liabilities, of $80.5 million subject to a valuation allowance of $80.6 million.  As of December 31, 2014 the Company had deferred tax assets, net of deferred tax liabilities, of $78.9 million subject to a valuation allowance of $79.0 million.   Domestic net operating loss (“NOL”) carry forwards comprised $63.7 million and $62.1 million of the deferred tax assets as of September 25, 2015 and December 31, 2014, respectively.  Katy’s history of operating losses in many of its taxing jurisdictions provides significant negative evidence with respect to the Company’s ability to generate future taxable income.  The valuation allowance relates to federal, state and foreign net operating loss carry-forwards, foreign and domestic tax credits, and certain other deferred tax assets to the extent they exceed deferred tax liabilities.

Accounting for Uncertainty in Income Taxes

During the three and nine months ended September 25, 2015, we recorded a reduction in the tax provision for income taxes of $0.1 million due to the reversal of uncertain tax position as a result of the expiration of statutes of limitations.

Note 8.	RELATED PARTY TRANSACTIONS

Kohlberg & Co., L.L.C., whose affiliate holds all 1,131,551 shares of the Company’s Convertible Preferred Stock, provides ongoing management oversight and advisory services to the Company.  At September 25, 2015 and December 31, 2014, the Company owed Kohlberg $3.6 million and $3.3 million, respectively, for these services, which is recorded in current liabilities on the Condensed Consolidated Balance Sheets. The Company incurs expense of $0.5 million per year for these services. For each of the three and nine months ended September 25, 2015 and September 26, 2014, $0.1 million and $0.4 million, respectively, is recorded in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income for these services.

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

The accompanying consolidated statements of income for the three and nine months ended September 26, 2014, do not include any revenues or expenses related to the acquisition prior to the closing date. The following unaudited pro forma consolidated financial information is presented as if the FTW acquisition had occurred at the beginning of the periods presented. In addition, this unaudited pro forma financial information is provided for illustrative purposes only and should not be relied upon as necessarily being indicative of the historical results that would have been obtained if the acquisition had actually occurred during those periods, or the results that may be obtained in the future as a result of the acquisition.

Pro Forma (unaudited)	Three months ended September 26, 2014	Nine Months Ended September 26, 2014
Net Sales	$26,543	$73,606

Gross profit	4,994	12,176

Net income	1,351	3,058

Average common shares outstanding - Basic	7,951	7,951
Dilutive effect of convertible preferred stock	18,859	18,859
Average common shares outstanding - Diluted	26,810	26,810

Basic earnings per share	$0.17	$0.38
Diluted earnings per share	$0.05	$0.11

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

Index
The Company recorded the tangible and intangible assets acquired and liabilities assumed at their estimated fair values as of the date of the acquisition as outlined in the table below. As of the filing date of this Form 10-Q, the Company is still finalizing the allocation of the purchase price, primarily related to goodwill and intangibles.

Accounts receivable	$757
Inventory	1,399
Property and equipment	2,317
Intangible assets	17,789
Goodwill	5,821
Total assets acquired	28,083

Accounts payable	2,162
Accrued expenses	66
Total liabilities assumed	2,228

Net assets acquired	$25,855

The amounts in the above table vary from those previously reported in the prior Form 10-Q due to new information that became available to management in the three months ended September 25, 2015, which resulted in an additonal $6.0 million being allocated to customer lists, with the offset to goodwill.

The accompanying consolidated statements of income for the three and nine months ended September 25, 2015 and September 26, 2014, do not include any revenues or expenses related to the acquisition prior to the closing date. The following unaudited pro forma consolidated financial information is presented as if the Tiffin, Ohio acquisition had occurred at the beginning of the periods presented. In addition, this unaudited pro forma financial information is provided for illustrative purposes only and should not be relied upon as necessarily being indicative of the historical results that would have been obtained if the acquisition had actually occurred during those periods, or the results that may be obtained in the future as a result of the acquisition.

Pro Forma (unaudited)	Three months ended		Nine Months Ended
	September 25, 2015	September 26, 2014	September 25, 2015	September 26, 2014
Net Sales	$31,048	$33,356	$90,431	$92,480

Gross profit	4,775	5,993	15,044	15,046

Net (loss) income	(1,605)	2,349	(2,549)	6,047

Average common shares outstanding - Basic	7,951	7,951	7,951	7,951
Dilutive effect of convertible preferred stock	-	18,859	-	18,859
Average common shares outstanding - Diluted	7,951	26,810	7,951	26,810

Basic earnings per share	$(0.20)	$0.30	$(0.32)	$0.76
Diluted earnings per share	$(0.20)	$0.09	$(0.32)	$0.23

The Company incurred no costs and $1.3 million in costs related to the April 7, 2015 acquisition during the three and nine months ended September 25, 2015. These costs were included within general and administrative expenses.

Note 11.	SEVERANCE, RESTRUCTURING AND RELATED CHARGES

In the first quarter of 2015, the Company committed to a plan to move its manufacturing facility from Bridgeton, Missouri to Jefferson City, Missouri.  Management estimates the resulting severance, restructuring and related charges will be approximately $5.8 million, of which $1.6 million will be for contract termination costs, $0.6 million will be for severance costs and $3.6 million will be for other relocation associated costs. The relocation is expected to be completed by the end of 2015. These costs are outlined in the below tables:

Index
	Three Months Ended September 25, 2015	Nine Months Ended September 25, 2015

Contract termination costs	$-	$1,600
Severance costs	551	651
Other associated costs	1,226	1,663
Total restructuring costs	$1,777	$3,914

	Contract Termination Costs	Severance Costs	Other Associated Costs	Total
Restructuring liabilities at December 31, 2014	$-	$-	$-	$-
Additions	1,600	651	1,663	3,914
Payments	(1,600)	(31)	(1,429)	(3,060)
Other	-	-	-	-
Restructuring liabilities at September 25, 2015	$-	$620	$234	$854

In February 2015, the Company paid a $1.6 million early termination fee to exit the lease of its Bridgeton, Missouri facility. The early termination fee is included within severance, restructuring and related charges.

We recognized a gain of $0.7 million related to liabilities from the acceleration of the lease term, which is recorded in general and administrative expenses.

In addition, the Company entered into a new lease for its manufacturing operations in Jefferson City, Missouri in March 2015. The Company received a $1.7 million incentive payment upon signing of the lease and has since received additional incentive payments of $0.5 million since as well as $0.1 million from the county and $0.4 from the city, which are included in other liabilities. The incentive payments will be recognized straight-line over the term of the lease in cost of goods sold.

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

	September 25, 2015			December 31, 2014
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount
Amortizable:
Customer lists	$21,259	$(702)	$20,557	$3,760	$(157)	$3,603
Unamortizable:
Goodwill	8,377	-	8,377	2,556	-	2,556
Tradenames	596	-	596	306	-	306
Total	$30,232	$(702)	$29,530	$6,622	$(157)	$6,465

The amounts in the above table vary from those previously reported in the prior Form 10-Q due to new information that became available to management in the three months ended September 25, 2015, which resulted in an additonal $6.0 million being allocated to customer lists, with the offset to goodwill.

Customer lists have a 20 year useful life.

For the three and nine months ended September 25, 2015, the Company recorded amortization expense on intangible assets of $304,000 and $545,000, respectively. Amortization expense of $47,000 and $108,000 was recognized for the three and nine months ended September 26, 2014, respectively.

Index
Note 13.	LEASE OBLIGATIONS

On March 25, 2015, the Company entered into a commercial lease agreement, for approximately 534,000 square feet of manufacturing and warehouse space located in Jefferson City, Missouri.  The initial rental term of the lease is for one hundred and thirty two (132) months, commencing on January 1, 2016 and ending on December 31, 2026. The Company has the right and option to renew the lease for all or a portion of the premises for two (2) renewal periods of five (5) years each on the terms and conditions set forth in the lease.  Commencing on January 1, 2016, the Company shall pay rent in the amount of $138,395. The lease includes rent escalators whereby the maximum rental amount is $156,195 during the final eleven months of the lease. The company took possesion of the facility on June 1, 2015 and will straight line the rent expense over a term of one hundred and thirty nine (139) months commencing on June 1, 2015 and ending on December 31, 2026.

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

RESULTS OF OPERATIONS

Three Months Ended September 25, 2015 versus Three Months Ended September 26, 2014

Net sales increased 17.0% from $26.5 million during the three months ended September 26, 2014 to $31.0 million during the three months ended September 25, 2015. The increase was a result of the acquisition of the Tiffin, Ohio manufacturing facility, which contributed $6.8 million in net sales for the three months ended September 25, 2015, which was partially offset by decreased demand in our Continental business unit. Gross margin was 15.4% for the three months ended September 25, 2015, a decrease of 340 basis points from the same period a year ago.  The decrease was primarily a result of lower margins on sales from our Tiffin, Ohio facility and increased rent expense incurred due to operating of both our Bridgeton, Missouri and Jefferson City, Missouri facilities during our relocation for the three months ended September 25, 2015 as compared to the three months ended September 26, 2014. As a result of the increase in sales offset by lower gross margin, our gross profit decreased $0.2 million from $5.0 million to $4.8 million.

The severance, restructuring and related charges of $1.8 million for the three months ended September 25, 2015 were for relocation of our Bridgeton, Missouri facility to Jefferson City, Missouri.

Operating loss was $0.5 million for the three months ended September 25, 2015, compared to income of $1.5 million for the same period a year ago.  The decrease in operating income was primarily the result of the increase in severance, restructuring and related charges.

Interest expense increased by $1.0 million during the three months ended September 25, 2015 as compared to the three months ended September 26, 2014 as a result of the increased borrowings under the First and Second Lien Credit Agreements (See Note 4) during 2015.

Overall, we reported a net loss of $1.6 million, or $0.20 per basic and diluted share, for the three months ended September 25, 2015, as compared to net income of $1.4 million, or $0.17 per basic ($0.05 per diluted share), for the three months ended September 26, 2014. The decrease is primarily a result of the increased interest expense incurred due to the increased borrowings during 2015 and the increased severance, restructuring and related charges related to the Bridgeton, Missouri facility relocation.

Nine Months Ended September 25, 2015 versus Nine Months Ended September 26, 2014

Net sales increased 16.1% from $72.1 million during the nine months ended September 26, 2014 to $83.7 million during the nine months ended September 25, 2015.  The increase was a result of the acquisition of the Tiffin, Ohio manufacturing facility, which contributed $11.7 million in net sales for the nine months ended September 25, 2015. Gross margin was 15.7% for the nine months ended September 25, 2015, a decrease of 100 basis points from the same period a year ago.  The decrease was primarily a result of lower margins on sales from our Tiffin, Ohio facility and increased rent expense incurred due to operating at both our Bridgeton, Missouri and Jefferson City, Missouri facilities during our relocation for the nine months ended September 25, 2015 as compared to the nine months ended September 26, 2014. As a result of the increase in sales partially offset by a decrease in gross margin, our gross profit increased $1.1 million from $12.1 million to $13.2 million.

Index
Selling, general and administrative (“SG&A”) expenses increased $0.5 million to $11.1 million for the nine months ended September 25, 2015 from $10.6 million for the same period a year ago. The increase was primarily due to one-time acquisition costs for the Tiffin, Ohio manufacturing facility for the nine months ended September 25, 2015, partially offset by one-time acquisition costs for FTW in the prior year.

Severance, restructuring and related charges of $3.9 million for the nine months ended September 25, 2015 were for the relocation of our Bridgeton, Missouri facility to Jefferson City, Missouri.

Operating income decreased from $1.4 million during the nine months ended September 26, 2014 to a loss of $1.9 million during the nine months ended September 25, 2015. The decrease in the operating income was primarily the result of the severance, restructuring and related charges related to the relocation of our Bridgeton, Missouri facility and increased selling, general and administrative expenses related to the acquisition of the Tiffin, Ohio manufacturing facility, partially offset by increased gross profit.

Interest expense increased by $1.9 million during the nine months ended September 25, 2015 as compared to the nine months ended September 26, 2014 as a result of the increased borrowings under the First and Second Lien Credit Agreements (See Note 4) during the nine months ended September 25, 2015.

The income tax benefit for the nine months ended September 26, 2014 includes a benefit as a result of the acquisition of FTW. The Company recorded deferred tax liabilities of $2.4 million which reduced its net deferred tax assets. The reduction in deferred tax assets caused a release of a valuation allowance of $2.3 million.

Overall, we reported a net loss of $4.4 million, or $0.56 per basic and diluted share, for the nine months ended September 25, 2015, as compared to net income of $3.1 million, or $0.38 per basic ($0.11 per diluted share), for the nine months ended September 26, 2014. The decrease is a result of the 2015 increase in selling, general and administrative expenses, severance, restructuring and related charges and increased interest expense discussed above as well as the one-time tax benefit of $2.3 million in the first quarter of 2014, and acquisition costs associated with the acquisition of FTW in the first quarter of 2014. With the exclusion of one-time items related to our facility relocation and acquisition costs included in selling, general and administrative expenses in 2015 and the one-time tax benefit and acquisition costs in 2014, net income was $1.3 million for the nine months ended September 25, 2015 versus net income of $0.8 million for the nine months ended September 26, 2014.

LIQUIDITY AND CAPITAL RESOURCES

We require funding for working capital needs and capital expenditures.  We believe that our cash flow from operations and the use of available borrowings under the BMO Credit Agreement (as defined below) provides sufficient liquidity for our operations going forward.  As of September 25, 2015, we had cash of $0.1 million and outstanding checks of $0.6 million as compared to cash of $0.1 million and outstanding checks of $0.7 million at December 31, 2014.  Our unused borrowing availability at September 25, 2015 under the BMO Credit Agreement was $5.2 million.  As of December 31, 2014, we had unused borrowing availability of $2.3 million.

Long-term debt consists of the following (amounts in thousands):

	September 25, 2015	December 31, 2014

Revolving loans payable under the BMO Credit Agreement	$26,342	$21,967
Second Lien term loan payable under the VPM Credit Agreement	24,462	-
Total debt	50,804	21,967
Less revolving loans, classified as current	(26,342)	(21,967)
Less current maturities	(600)	-
Long-term debt	$23,862	$-

Aggregate remaining scheduled maturities of the Term Loan as of September 25, 2015 are as follows (amounts in thousands):

Index
2016	$600
2017	2,400
2018	2,400
2019	19,062
Total	$24,462

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

The Original BMO Credit Agreement was further amended pursuant to Amendment No. 1 to extend the maturity date of the credit facility from February 17, 2017 to April 7, 2018.  The borrowing base continues to be determined by eligible inventory, accounts receivable, machinery and equipment and owned real estate amounting to $32.6 million at September 25, 2015. The borrowing base under the BMO Credit Agreement is reduced by the outstanding amount of standby and commercial letters of credit. Currently, the Company’s largest letters of credit relate to its casualty insurance programs. Total outstanding letters of credit were $1.1 million at September 25, 2015 and December 31, 2014.

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

The BMO Credit Agreement continues to require a lockbox agreement which provides receipts (subject to certain exceptions) to be swept daily to reduce borrowings outstanding. This provision in the BMO Credit Agreement causes the BMO Credit Agreement to be classified as a current liability, per guidance in the Accounting Standards Codification established by the Financial Accounting Standards Board.  The Company does not expect to repay, or be required to repay, within one year, the balance of the BMO Credit Agreement, which will be classified as a current liability. The BMO Credit Agreement does not expire or have a maturity date within one year, but rather has a final maturity date of April 7, 2018.

Index
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

The term loan under the Second Lien Credit Agreement bears interest (i) at a cash interest rate of the LIBOR (One Month) Rate then in effect plus 9.5% per annum and (ii) a Payment in Kind “PIK” interest rate equal to 4.00% per annum.  The maturity date of the credit facility under the Second Lien Credit Agreement is April 6, 2019.

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

All of the debt under the BMO Credit Agreement and Second Lien Credit Facility are re-priced to current rates at frequent intervals.  Therefore, its fair value approximates their carrying value at September 25, 2015.  For the three and nine months ended September 25, 2015, the Company had amortization of debt issuance costs, included within interest expense, of $180,000 and $458,000, respectively. For the three and nine months ended September 26, 2014, the Company had amortization of debt issuance costs, included within interest expense, of $56,000 and $272,000, respectively. Included in amortization of debt issuance costs for the nine months ended September 26, 2014 is approximately $109,000 of debt issuance costs written off due to the extinguishment of the PB Loan Agreement. The Company was in compliance with the financial covenants at September 25, 2015.

Cash Flows

Cash used in operating activities before changes in operating assets and liabilities was $0.9 million in the nine months ended September 25, 2015 as compared to cash provided of $2.7 million in the same period of 2014. Changes in operating assets and liabilities from continuing operations provided $1.5 million in the nine months ended September 25, 2015 as compared to using $5.7 million in the same period of 2014. The decrease in usage is primarily attributable to an increase in accounts payables, partially offset by increases in inventories, accounts receivable, other assets and decreases in accrued expenses.

Cash flows used by investing activities of $26.0 million in the nine months ended September 25, 2015 were primarily due to the purchase of our Tiffin, Ohio manufacturing facility and capital expenditures related to the relocation of the Bridgeton, Missouri facility to Jefferson City, Missouri.

Cash flows provided by financing activities of $25.6 million in the nine months ended September 25, 2015 were due to an increase of $25.7 million in our bank borrowings, net of debt issuance costs since December 31, 2014, primarily due to the Tiffin, Ohio manufacturing facility acquisition.

OFF-BALANCE SHEET ARRANGEMENTS

As of September 25, 2015, the Company had no off-balance sheet arrangements.

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

CRITICAL ACCOUNTING POLICIES

We disclosed details regarding certain of our critical accounting policies in the Management’s Discussion and Analysis section of our Annual Report on Form 10-K for the year ended December 31, 2014 (Part II, Item 7).  There have been no changes to these policies as of September 25, 2015.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 25, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

KATY INDUSTRIES, INC.
Registrant

DATE: November 9, 2015	By /s/ David J. Feldman
David J. Feldman
President and Chief Executive Officer

By /s/ Curt Kroll
Curt Kroll
Vice President, Treasurer and Chief Financial Officer