Form 10-K
period 2015-12-31
KATY INDUSTRIES INC
filed 2016-03-30
CIK 54681

United States
Securities and Exchange Commission
Washington, D.C.  20549

FORM 10-K

☒      Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2015
OR
☐       Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 1-5558

Katy Industries, Inc.
(Exact name of registrant as specified in its charter)

Delaware	75-1277589
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11840 Westline Industrial Dr, St. Louis, Missouri	63146
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (314) 739-8585

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

The aggregate market value of the voting common stock held by non-affiliates of the registrant based upon its closing transaction price on the Over-The-Counter Bulletin Board (“OTCBB”) on June 26, 2015 was $23,774,016*.

As of February 26, 2016, 7,951,176 shares of common stock, $1.00 par value, were outstanding, the only class of the registrant's common stock.

* Calculated by excluding all shares held by executive officers and directors of the registrant without conceding that all such persons are “affiliates” of the registrant for purposes of federal securities laws.

DOCUMENTS INCORPORATED BY REFERENCE

The information required to be furnished pursuant to Part III of this Form 10-K is set forth in, and is hereby incorporated by reference herein from, the registrant’s definitive proxy statement for the 2016 annual meeting of stockholders (the “2015 Proxy Statement”) to be filed by the registrant with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the fiscal year ended December 31, 2015.  With the exception of the sections of the 2015 Proxy Statement specifically incorporated herein by reference, the 2015 Proxy Statement is not deemed to be filed as part of this Form 10-K.

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

Operations

Our commercial cleaning products are sold primarily to industrial, janitorial/sanitary and foodservice distributors that supply end users in the education, foodservice, government, healthcare, lodging, office supply, recreation, and transportation segments.  Our consumer storage products are primarily sold through hardware, home improvement, mass merchant and sporting goods outlets.  Our contract manufactured structural foam services are primarily sold through the auto aftermarket and material handling markets.  Net sales and operating losses for the Company during 2015 were $114.0 million and $4.1 million, respectively. With the exclusion of one-time items related to our facility relocation and the acquisition of our Tiffin, Ohio manufacturing facility, operating income was $3.9 million.  Total assets for the Company were $81.6 million at December 31, 2015.  Continental Commercial Products, LLC (“CCP”) is our wholly-owned subsidiary and includes, as divisions, all of our business units. Our business units are as follows:

The Continental business unit is a plastics manufacturer and an importer and distributor of products for the commercial janitorial/sanitary maintenance, industrial and foodservice markets.  Continental products include commercial waste receptacles, floor care and mopping equipment, restroom accessories, material handling and other products designed for commercial cleaning and foodservice.  Continental products are sold under the following brand names: Continental®, Kleen Aire®, Huskee®, SuperKan®, King Kan®, Unibody®, Tilt-N-Wheel®, Wall Hugger™, Collossus®, Derma-Tek ®, Ergo Worx® ErgoFlo®, Color Guard® and Tuff Can®.

The Wilen business unit is a manufacturer, importer and distributor of professional cleaning products that include mops, brooms and sweeps, poles and handles, microfiber, brushes and plastic cleaning accessories.  Wilen products are primarily sold through commercial janitorial/sanitary maintenance, industrial and food service markets, with some products sold through consumer retail outlets.  Products are sold under the following brand names: Wilen®, Wax-o-matic®, Tie-Free®, Clean Sweep®, Earth Mop®, Jean Clean®, Brushworx®, ActionPro®, Muscle Mop®, MusclePro®, Bullet Proof®, King Cotton® and Derma-Tek®.

The Contico business unit is a plastics manufacturer and distributor of garage, shelving, tool and other home storage products, primarily sold through major home improvement and mass market retail outlets.  Contico products include cabinets, tool boxes, shelving, crates and totes and hard plastic gun cases and are sold under the brand names Contico® and Tuffbin®, SilverWolf®, Workbin®, Fundamentals® and other private label brands.  Contico® is a registered trademark used under license from Contico Europe.

The Fort Wayne Plastics (“FWP”) business unit is a contract manufacturer for various Original Equipment Manufacturers (OEMs).  It is also a manufacturer of structural foam products for use and supply to the Continental and Contico business units.

See Licenses, Patents and Trademarks below for further discussion regarding the trademarks used by Katy companies.

Markets and Competition

We market a variety of commercial cleaning products and supplies to the sanitary maintenance supply, industrial and foodservice channels.  Sales and marketing of these products are handled through a combination of direct sales personnel, manufacturers’ sales representatives and wholesale distributors.  The commercial distribution channels for our commercial cleaning products are highly fragmented, resulting in a large number of small customers, mainly distributors of sanitary maintenance products.  In the year ended December 31, 2015, 22% of our consolidated net sales were to our largest customer.

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

We market branded plastic home storage units to mass merchant retailers in the U.S. and Canada.  Sales and marketing of these products are handled by direct sales personnel and external representative groups.  The consumer distribution channels for these products are highly concentrated, with several large volume retailers representing a very significant portion of the overall customer base.  We compete with a limited number of large companies that offer a broad array of products and many small companies with niche offerings.  With few consumer storage products enjoying patent protection, the primary basis for competition is our ability to deliver product on-time at a competitive price.  Therefore, efficient and flexible manufacturing and distribution capability is critical to success.  Ultimately, our ability to remain competitive in these consumer markets is dependent upon our position as a low cost producer.  Our ability to become and remain a low cost producer in the industry is highly dependent on the price of our raw materials, primarily thermoplastic resin (see discussion below).

Raw Materials

Our operations did not experience significant difficulties in obtaining raw materials, fuels, parts or supplies for their activities during the year ended December 31, 2015, but no prediction can be made as to possible future supply problems or production disruptions resulting from possible shortages.  We are subject to uncertainties involving labor relation issues at entities involved in our supply chain, both at suppliers and in the transportation and shipping area.

Our Continental, Contico and FWP business units use polyethylene, polypropylene and other thermoplastic resins as raw materials in a substantial portion of their plastic products.  We have not employed an active hedging program related to our commodity price risk, but we have employed other strategies for managing risk, including contracting for a certain percentage of resin needs through supply agreements and opportunistic spot purchases, vendor negotiations and other measures.  We have experienced significant price volatility in resins over the last several years and we expect such volatility to continue. It is important to note that not only are the refineries aging but several chemical assets in North America are aging as well, especially polypropylene. In 2015 the polypropylene industry saw demand exceed capacity and there will be peak seasons that will affect not only pricing but also supply. However, it is expected that there will be new refineries on-line in the coming years which will relieve the increased demand. Further, lower oil prices have kept prices stable during this period of increased demand.

Our Wilen business unit uses cotton in their products. Cotton prices remained stable for much of 2015 and are expected to remain so in 2016 and beyond partially due to a large United States harvest in 2015, lower demand than has been experienced in recent years and China’s continued reserves. 2016 would see an upturn in pricing if growers choose to plant alternate crops which would allow for cotton reserves to diminish.

We import raw materials, sub-components and finished goods from different parts of the world such as Asia and Central America.  While many of these products have seen stabilization in their raw material costs, inflationary pressure continues due to transportation costs and wage increases, particularly in China where high single digit wage increases continue to occur annually.

We implement price increases when the market dictates; however, if in a climate of instability in our raw material costs, we experience difficulty in raising prices to shift these costs to our customers for our products. We cannot predict the direction our raw material prices will take during 2016 and beyond.

Employees

As of December 31, 2015, we employed 301 people. 10 of these employees are covered by a collective bargaining agreement.  Our labor relations are generally satisfactory and there have been no work stoppages in recent years.

Regulatory and Environmental Matters

Our operations are subject to various laws and regulations relating to workplace safety and the environment.  Changes in these laws and regulations could have a material impact on our capital expenditures and earnings.  See Note 12 to the Consolidated Financial Statements in Part II, Item 8.

Licenses, Patents and Trademarks

The success of our products historically has not depended largely on patent, trademark and license protection, but rather on the quality of our products, proprietary technology, contract performance, customer service, pricing and the technical competence and innovative ability of our personnel to develop and introduce products.  However, we do rely to a certain extent, on patent protection, trademarks and licensing arrangements in the marketing of certain products.  Examples of key licensed and protected trademarks include Contico®, Continental® and Wilen®.

Available Information

We file annual, quarterly and current reports, proxy statements, and other documents with the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  The public may read and copy any materials that the Company files with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at (800) SEC-0330.  Also, the SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers, including Katy, that file electronically with the SEC.  The public can obtain documents that we file with the SEC at http://www.sec.gov.

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

Our reliance on suppliers and commodity markets to secure thermoplastic resins and other raw materials used in our products exposes us to volatility in the availability of raw materials.  In some instances, we depend upon a single source of supply or participate in commodity markets that may be subject to allocations by suppliers.  There is no assurance that we could obtain the required raw materials from other sources on as favorable of terms.  As a result, any significant delay in, or disruption of, the supply of our raw materials or commodities could have an adverse effect on our ability to meet our commitments to our customers, substantially increase our cost of materials, require product reformulation or require qualification of new suppliers. Any of which could have a material adverse effect on our business, results of operations or financial condition.  We believe that our supply management practices are based on an appropriate balancing of the foreseeable risks and the costs of alternative practices and, although we do not anticipate any loss of our supply sources, the unavailability of some raw materials, should it occur, may have an adverse effect on our results of operations and financial condition.

Price increases in raw materials could adversely affect our operating results and financial condition.

The prices for certain raw materials used in our operations have demonstrated volatility over the past few years.  The volatility of resin and cotton prices is expected to continue in the long term and may be affected by numerous factors beyond our control, including domestic and international economic conditions, labor costs, the price and production levels of oil, competition, import duties and tariffs and currency exchange rates.  We attempt to reduce our exposure to increases in those costs through a variety of programs, including opportunistic buying of product in the spot market, entering into contracts with suppliers, and seeking substitute materials.  However, there can be no assurance that we will be able to offset increased raw material costs through price increases and there may be a delay from quarter to quarter between the timing of raw material cost increases and price increases on our products.  If we are unable to offset increased raw material costs, our production costs may increase and our margins may decrease, which may have a material adverse effect on our results of operations.

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

As of December 31, 2015, all of our outstanding debt was subject to variable interest rates.  An increase in interest rates may have a material adverse effect on our financial condition and results of operations.

The cost of servicing our debt on which we are required to make interest and principal payments may adversely affect our liquidity and financial condition, limit our ability to grow and compete, and prevent us from fulfilling our obligations under our indebtedness.

As of December 31, 2015, we had $48.7 million of debt outstanding.  Subject to limits contained in the agreements governing our outstanding debt, we may incur additional debt in the future.  Our indebtedness places significant demands on our cash resources, which may:

•	make it more difficult for us to satisfy our outstanding debt obligations;

•	require us to dedicate a substantial portion, or even all of, our cash flow from operations to payments on our debt, thereby reducing the amount of our cash flow available for working capital, capital expenditures, acquisitions, and other general corporate purposes;

•	increase the amount of interest expense that we will have to pay because our borrowings are at variable rates of interest which, if increased, will result in higher interest payments;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industries in which we compete;

•	place us at a competitive disadvantage compared to our competitors, some of which have lower debt service obligations and greater financial resources than we do;

•	limit our ability to borrow additional funds; and

•	increase our vulnerability to existing and future adverse economic and industry conditions.

Our ability to make scheduled payments of principal or interest on our debt, or to refinance such debt, will depend upon our future operating performance, which is subject to general economic and competitive conditions and to financial, business and other factors, many of which we cannot control.  There can be no assurance that our business will continue to generate sufficient cash flow from operations in the future to service our debt or meet our other cash needs.  Should we fail to generate sufficient cash flows from operations to service our debt, we may be required to refinance all, or a portion of, our existing debt, sell assets at inopportune times or obtain additional financing to meet our debt obligations and other cash needs.  We cannot be assured that any such refinancing, sale of assets or additional financing would be possible on terms and conditions, including but not limited to the interest rate, which we would find acceptable.

We are obligated to comply with financial and other covenants in our debt agreements that could restrict our operating activities, and the failure to comply with such covenants could result in defaults that accelerate the payment under our debt.

The agreements relating to our outstanding debt, including our Credit and Security Agreement and Amendment No. 1 thereto (the “BMO Credit Agreement”) with the BMO Harris Bank N.A. (“BMO”) and our Second Lien Credit and Security Agreement (the “Second Lien Credit Agreement”) with Victory Park Management, LLC (“VPM”), as Agent (the “SL Agent”) (collectively “The Lenders”), contain a number of restrictive covenants that limit our ability to, among other things:

•	incur additional debt;

•	make certain distributions, investments and other restricted payments;

•	limit the ability of restricted subsidiaries to make payments to us;

•	enter into transactions with affiliates;

•	create certain liens;

•	sell assets and if sold, use the proceeds at management’s discretion; and

•	consolidate, merge or sell all or substantially all of our assets.

Our secured debt also contains other customary covenants, including, among others, provisions relating to the maintenance of the property securing the debt and restricting our ability to pledge assets or create other liens.  The failure to comply with the covenants contained in our debt agreements could subject us to default remedies, including the acceleration of all or a substantial portion of our existing indebtedness.  If we were to breach any of our debt covenants our lender could require us to repay the debt immediately, and/or, could immediately begin proceedings to take possession of the property securing the loan.  Our debt arrangements contain cross-default provisions, which means that the lender under those debt arrangements can place us in default and require immediate repayment of its debt if we breach and fail to cure a covenant under certain of our other debt obligations.  As a result, any default under our debt covenants could have an adverse effect on our financial condition, our results of operations, our ability to meet our obligations and the market value of our shares.

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

We are subject to labor relations issues at entities involved in our supply chain, including both suppliers and those entities involved in transportation and shipping.  If any of our suppliers experience a material work stoppage, that supplier may interrupt supply of our necessary production components.  This could cause a delay or reduction in our production facilities relating to these products, which could have a material adverse effect on our business, results of operations, or financial condition.

Approximately 3% of our employees are subject to a collective bargaining agreement and as a result we believe there is minimal risk of work stoppages related to these employees. The collective bargaining agreement is negotiated at various dates each year.

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

As discussed in “Business – Competition,” we operate in markets that are highly competitive and face substantial competition from numerous competitors in each of our product lines.  Our competitive position in the markets in which we participate is subject to external factors.  For example, supply and demand for certain of our products is driven by end-use markets and worldwide capacities which, in turn, impact demand for, and pricing of, our products.  Many of our direct competitors are part of large multi-national companies and may have more resources than we do.  Any increase in competition may result in lost market share or reduced prices, which could result in reduced gross profit margins.  This may impair our ability to grow, or even maintain, current levels of sales and earnings.  If we are not as cost efficient as our competitors, or if our competitors are otherwise able to offer lower prices, we may lose customers or be forced to reduce prices, which could negatively impact our financial results.

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

We completed acquisitions in 2014 and 2015. As a part of our business strategy, we may enter into additional business combinations and acquisitions, although acquisitions require lender approval under our credit agreement. Acquisitions are typically accompanied by a number of risks, including the difficulty of integrating the operations and personnel of the acquired companies, the potential disruption of our ongoing business and distraction of management, expenses related to the acquisition and potential unknown liabilities associated with the acquired businesses. Our prior acquisitions and any future acquisitions may not ultimately help us achieve our strategic goals and may pose other risks to us, such as require restructurings with facility closures and consolidations. As a result of our previous acquisitions, we have added different decentralized operating and accounting systems, resulting in a complex reporting environment.  We expect that we will need to continue to modify our accounting policies, internal controls, procedures and compliance programs to provide consistency across all of our operations in order to increase efficiency and operating effectiveness and improve corporate visibility into our decentralized operations.

Item 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

Item 2.  PROPERTIES

As of December 31, 2015, our total building floor area, owned and leased, was 1,013,000 square feet, of which 166,000 square feet were owned and 847,000 square feet were leased. In December 2015, the Company exited the Bridgeton facility (as discussed in Note 14) which consisted of 476,000 square feet of leased floor area.  The following table shows a summary by location of our principal facilities including the nature of the facility and the related business unit as of December 31, 2015.

Location	Facility	Business Unit

UNITED STATES

Indiana
Fort Wayne	Office, Manufacturing, Distribution	FWP, Contico, Continental
Ohio
Tiffin	Manufacturing, Distribution	Contico
Missouri
Berkeley	Distribution	Continental, Contico, Wilen
Hazelwood	Manufacturing	Contico
Jefferson City	Manufacturing, Distribution	Continental, Contico, Wilen
Maryland Heights	Office	Corporate

CANADA

Ontario
Toronto	Office, Distribution	Continental, Wilen

We believe that our current facilities have been adequately maintained, generally are in good condition, and are suitable and adequate to meet our needs in our existing markets for the foreseeable future.

Item 3.  LEGAL PROCEEDINGS

Information regarding legal proceedings is included in Note 12 to the Consolidated Financial Statements in Part II, Item 8 and is incorporated by reference herein.

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

Period	High	Low

2014
First Quarter	$1.48	$0.41
Second Quarter	$1.49	$0.91
Third Quarter	$1.47	$1.00
Fourth Quarter	$1.82	$1.07

2015
First Quarter	$2.40	$1.50
Second Quarter	$3.52	$2.04
Third Quarter	$4.45	$3.00
Fourth Quarter	$3.40	$1.01

As of February 22, 2016, there were 367 holders of record of our common stock, in addition to approximately 608 holders in street name, and there were 7,951,176 shares of common stock outstanding.

Dividend Policy

Dividends are paid at the discretion of our Board of Directors.  The Company has not declared or paid any cash dividends on its common stock in recent years.  In addition, the BMO Credit Agreement and the Second Lien Credit Agreement prohibit the Company from paying dividends on its securities.  The Company currently intends to retain its future earnings, if any, to fund the development and growth of its business and, therefore, does not anticipate paying any dividends, either in cash or securities, in the foreseeable future.  Any future decision concerning the payment of dividends on the Company’s common stock will be subject to its obligations under the BMO Credit Agreement and the Second Lien Credit Agreement and will depend upon the results of operations, financial condition and capital expenditure plans of the Company, as well as such other factors as the Board of Directors, in its sole discretion, may consider relevant.  For a discussion of our BMO Credit Agreement and the Second Lien Credit Agreement, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Equity Compensation Plan Information

Information regarding securities authorized for issuance under the Company’s equity compensation plans as of December 31, 2015 is set forth in Part III, Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report and the information incorporated by reference in this report contain various “forward-looking statements” as defined in Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act of 1934, as amended.  The forward-looking statements are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management.  We have based these forward-looking statements on current expectations and projections about future events and trends affecting the financial condition of our business. Additional information concerning these and other risks and uncertainties is included in Part I, Item 1A under the caption “Risk Factors”.  Words and phrases such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “projects,” “may,” “should,” “will,”  “continue,” “is subject to,” and the like are intended to identify forward-looking statements.  The results referred to in forward-looking statements may differ materially from actual results because they involve estimates, assumptions and uncertainties.  Forward-looking statements included herein are as of the date hereof and we undertake no obligation to revise or update such statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.  All forward-looking statements should be viewed with caution.  These forward-looking statements are subject to risks and uncertainties that may lead to results that differ materially from those expressed in any forward-looking statement made by us or on our behalf, including, among other things:

-	Increases in the cost of, or in some cases continuation of, the current price levels of thermoplastic resins, paper board packaging, corn, cotton and other raw materials.

-	Our inability to integrate the shelf and cabinet business in Tiffin, Ohio into our control and operational structure.

-	Our inability to realize anticipated cost savings from our move our manufacturing facility from Bridgeton, Missouri to Jefferson City, Missouri.

-	Our inability to reduce product costs, including manufacturing, sourcing, freight, and other product costs.

-	Our inability to protect our intellectual property rights adequately.

-	Our inability to expand our customer base and increase corresponding revenues.

-	Our inability to achieve product price increases, especially as they relate to potentially higher raw material costs.

-	Unfavorable economic or business conditions, as well as our exposure to the credit risks of our customers and distributors, which may reduce our sales or make it difficult to collect accounts receivable.

-	Competition from foreign and domestic competitors.

-	The potential impact of rising interest rates on our debt outstanding under our debt agreements.

-	Our inability to meet covenants associated with our debt agreements.

-	Our inability to access funds under our current loan agreements or refinance our loan agreements given the current instability in the credit markets.

-	Our failure to identify, and promptly and effectively remediate, any material weaknesses or significant deficiencies in our internal control over financial reporting.

-	The potential impact of rising costs for insurance for properties and various forms of liabilities.

-	Labor issues, including union activities that require an increase in production costs or lead to a strike, thus impairing production and decreasing sales, and labor relations issues at entities involved in our supply chain, including both suppliers and those involved in transportation and shipping.

-	Changes in significant laws and government regulations affecting environmental compliance and income taxes.

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

Over the past few years, our management has been focused on a number of restructuring and cost reduction initiatives, including the consolidation and relocation of facilities, selling, general and administrative cost rationalization and organizational changes. In addition, we have focused on acquisitions in 2014 and 2015.  We have, and expect to continue to, benefit from various profit enhancing strategies such as process improvements, value engineering products and improved sourcing/purchasing.

End-user demand for our products has historically been stable and recurring. Since our products are used for cleaning buildings and office space as well as general cleaning, as vacancies increase; the demand for our products will be reduced.  Additionally, consistent with good business practice in a downturn of the economy, our distributors/wholesale retailers have reduced their investment in inventories.  Both of these occurrences have caused shrinkage of available business.

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

Key elements in achieving profitability include, 1) lowering our cost structure, from a production, distribution and administrative standpoint, 2) providing outstanding customer service and 3) containing raw material costs (especially plastic resins) or raising prices to shift these costs to our customers for our plastic products.  In addition to continually striving to reduce our cost structure, we are seeking to offset pricing challenges by developing new products.

CONSOLIDATED RESULTS OF OPERATIONS

The Company believes the selected data and the percentage relationship between net sales and major categories in the Consolidated Statements of Operations are important in evaluating the Company’s operations. The following table sets forth items from the Consolidated Statements of Operations as reported and as a percentage of net sales for the years ended December 31, (amounts in thousands, except percentages):

	2015		2014

Net sales	$113,957	100.0%	$99,657	100.0%
Cost of goods sold	98,361	86.3	84,605	84.9
Gross profit	15,596	13.7	15,052	15.1
Selling, general and administrative expenses	14,145	12.4	13,990	14.0
Severance, restructuring and related charges	5,593	4.9	-	-
Operating (loss) income	(4,142)	(3.6)	1,062	1.1
Interest expense	(4,047)		(1,011)
Other, net	139		155

(Loss) income before income tax benefit	(8,050)		206
Income tax benefit	90		2,279

Net (loss) income	$(7,960)		$2,485

(Loss) earnings per share of common stock - Basic	$(1.00)		$0.31

(Loss) earnings per share of common stock - Diluted	$(1.00)		$0.09

 RESULTS OF OPERATIONS - 2015 COMPARED TO 2014

Net sales increased 14.3% from $99.7 million during the year ended December 31, 2014 to $114.0 million during the year ended December 31, 2015.  The increase was a result of the Tiffin, Ohio business acquisition, which contributed $19.0 million in net sales, partially offset by decreased sales of $2.7 million at our FWP facility and $2.3 million at our Jefferson City, Missouri facility due to the transition of those operations from Bridgeton, Missouri in the fourth quarter of 2015. Gross margin was 13.7% for the year ended December 31, 2015, a decrease of 140 basis points from the same period a year ago. The decrease was primarily a result of increased rent expense incurred due to operating at both our Bridgeton, Missouri and Jefferson City, Missouri facilities during our relocation for the year ended December 31, 2015 as compared to the year ended December 31, 2014. As a result of the increase in sales partially offset by a decrease in gross margin, our gross profit increased $0.5 million from $15.1 million to $15.6 million.

Severance, restructuring and related charges of $5.6 million for the year ended December 31, 2015 were due to the relocation of our Bridgeton, Missouri facility to Jefferson City, Missouri.

Operating income decreased from $1.1 million during the year ended December 31, 2014 to a loss of $4.1 million during the year ended December 31, 2015. With the exclusion of one-time items related to our facility relocation and the acquisition costs of the Tiffin, Ohio manufacturing facility, operating income was $3.9 million for the year ended December 31, 2015 versus an operating income of $1.3 million for the year ended December 31, 2014.

Interest expense increased by $3.0 million during the year ended December 31, 2015 as compared to the year ended December 31, 2014 as a result of the increased borrowings under the BMO Credit Agreement and Second Lien Credit Agreements (See Note 4) during the year ended December 31, 2015.

The income tax benefit for the year ended December 31, 2014 includes a benefit as a result of the acquisition of FTW. The Company recorded deferred tax liabilities of $2.4 million which reduced its net deferred tax assets. The reduction in deferred tax assets caused a release of a valuation allowance of $2.3 million.

Overall, we reported a net loss of $8.0 million, or $1.00 per basic and diluted share, for the year ended December 31, 2015, as compared to net income of $2.5 million, or $0.31 per basic share ($0.09 per diluted share), for the year ended December 31, 2014. With the exclusion of one-time items related to our facility relocation, acquisition costs included in selling, general and administrative expenses in 2015 and the one-time tax benefit and acquisition costs in 2014, net income was $0.0 million for the year ended December 31, 2015 versus net income of $0.4 million for the year ended December 31, 2014.

LIQUIDITY AND CAPITAL RESOURCES

We require funding for working capital needs and capital expenditures.  We believe that our cash flow from operations and the use of available borrowings under the BMO Credit Agreement provides sufficient liquidity for our operations going forward.  As of December 31, 2015, we had cash of $0.1 million and outstanding checks of $0.9 million as compared to cash of $0.1 million and outstanding checks of $0.7 million at December 31, 2014.  Our unused borrowing availability at December 31, 2015 under the BMO Credit Agreement was $2.2 million.  As of December 31, 2014, we had unused borrowing availability of $2.3 million.

Long-term debt consists of the following as of December 31, (amounts in thousands):

	2015	2014

Revolving loans payable	$23,969	$21,967
Second Lien term loan	24,713	-
Total debt	48,682	21,967
Less revolving loans payable, classified as current	(23,969)	(21,967)
Less current maturities	(1,800)	-
Long-term debt	$22,913	$-

Aggregate remaining scheduled maturities of the Second Lien term loan as of December 31, 2015 are as follows (amounts in thousands):

2016	$1,800
2017	2,400
2018	2,400
2019	18,113
Total	$24,713

Original BMO Credit Agreement

On February 19, 2014, the Company and BMO Harris Bank N.A. entered into a Credit and Security Agreement, which provides the Company a $27.0 million revolving credit facility, including a $3.0 million sub-limit for letters of credit. The proceeds of the Company’s initial borrowing under the BMO Credit Agreement were used to repay the PrivateBank Loan and Security Agreement (the “PB Loan Agreement”), finance the acquisition of FTW (See Note 13 for detail), and pay certain fees and expenses related to the negotiation and consummation of the BMO Credit Agreement. All extensions of credit under the BMO Credit Agreement are collateralized by a first priority security interest in and lien upon substantially all present and future assets and properties of the Company.

First Lien Credit Agreement

On April 7, 2015, in conjunction with the acquisition of FTW, the Company, Continental Commercial Products, LLC, a Delaware limited liability company, 2155735 Ontario Inc., an Ontario corporation, CCP Canada Inc., an Ontario corporation, FTW Holdings, Inc., a Delaware corporation, and Fort Wayne Plastics, Inc., an Indiana corporation, wholly owned direct or indirect subsidiaries of the Company (the foregoing, including the Company, the “Borrowers”), and BMO Harris Bank N.A., as lender entered into Amendment No. 1 to Credit and Security Agreement, dated April 7, 2015 (the “Closing Date”), among the Borrowers and BMO to amend that certain Credit and Security Agreement, dated February 19, 2014 among the Borrowers and BMO and to obtain the consent of BMO for the acquisition of FTW.

Pursuant to Amendment No. 1, the revolving credit facility under the Original BMO Credit Agreement was increased from an amount not to exceed $27.0 million to an amount not to exceed $33.0 million.  The revolving credit facility under the BMO Credit Agreement continues to include a $3.0 million sub-limit for letters of credit. The proceeds advanced under the BMO Credit Agreement on the Closing Date were used to pay certain fees and expenses related to the negotiation and consummation of Amendment No. 1 and the acquisition of our Tiffin, Ohio manufacturing facility (as described in Note 13). Subject to the terms of an  Intercreditor and Subordination Agreement, dated as of April 7, 2015 (the “Intercreditor Agreement”), between BMO and the SL Agent (as defined below), all extensions of credit under the BMO Credit Agreement are collateralized by a first priority security interest in and lien upon substantially all present and future assets and properties of the Borrowers.

The Original BMO Credit Agreement was further amended pursuant to Amendment No. 1 to extend the maturity date of the credit facility from February 17, 2017 to April 7, 2018.  The borrowing base continues to be determined by eligible inventory, accounts receivable, machinery and equipment and owned real estate amounting to $27.3 million at December 31, 2015. The borrowing base under the BMO Credit Agreement is reduced by the outstanding amount of standby and commercial letters of credit. Currently, the Company’s largest letters of credit relate to its casualty insurance programs. Total outstanding letters of credit were $1.1 million at December 31, 2015 and December 31, 2014.

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

Second Lien Credit Facility

On April 7, 2015, the Company, Continental Commercial Products, LLC, a Delaware limited liability company, FTW Holdings, Inc., a Delaware corporation, and Fort Wayne Plastics, Inc., an Indiana corporation, as borrowers (the “SL Borrowers”) and 2155735 Ontario Inc., an Ontario corporation, and CCP Canada Inc., an Ontario corporation, as guarantors (the “Guarantors,” together with the SL Borrowers, the “SL Obligors”) entered into a Second Lien Credit and Security Agreement, dated as of April 7, 2015, among the SL Obligors, Victory Park Management, LLC, as Agent (the “SL Agent”), and the lenders party thereto.

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

The term loan under the Second Lien Credit Agreement bears interest (i) at a cash interest rate of the LIBOR (One Month) Rate then in effect plus 9.5% per annum and (ii) a Payment in Kind (“PIK”) interest rate equal to 4.00% per annum. The PIK interest is added to long-term debt per the Second Lien Credit agreement as it is not due until maturity.  The maturity date of the credit facility under the Second Lien Credit Agreement is April 6, 2019.

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

On December 15, 2015 the Company entered into Amendment No. 2 to the Credit and Security Agreement and Amendment No. 1 to the Second Lien Credit and Security Agreement to amend the BMO Credit Agreement and the Second Lien Credit Agreement, respectively, to redefine the definition of EBITDA to exclude certain non-recurring expenses associated with the Company’s former Bridgeton, Missouri facility.

On March 30, 2016, the Company, entered into an Amendment No. 3 to the Credit and Security Agreement and Waiver (the “Amendment No. 3”) to amend the BMO Credit Agreement, dated February 19, 2014, among the Borrowers and BMO Harris Bank N.A (as amended to date, the “BMO Credit Agreement”) and the SL Obligors entered into a Limited Waiver and Amendment to the Second Lien Credit and Security Agreement (the “Second Lien Amendment,” together with the Amendment No. 3, the “Amendments”) to amend the Second Lien Credit Agreement, dated April 7, 2015 (as amended to date, the “Second Lien Credit Agreement,” together with the BMO Credit Agreement, the “Credit Agreements”), the  SL Obligors, the guarantors party thereto, Victory Park Management, LLC, as Agent, and the lenders party thereto. The Amendments provide the borrowers under the respective Credit Agreements with additional flexibility under certain financial covenants in future periods ending in 2016 and waive certain covenant defaults for the quarter ended December 31, 2015. Further, the Amendments replace the consolidated fixed coverage charge ratio covenant for the test period for the fiscal quarters ending on or closest to March 31, 2016, September 30, 2016 and December 31, 2016 and provide for monthly testing of the minimum consolidated EBITDA and leverage ratio financial covenants for the monthly period ending on or closest to the last day of each month from March 2016 through September 2016 in lieu of quarterly testing during such period. The Company was either in compliance with each financial covenant or received a waiver for financial covenants in which the Company was not in compliance with as of December 31, 2015.

The Amendment No. 3 provides that a termination fee shall be payable in the event that the revolving credit commitment under the BMO Credit Agreement is terminated prior to the revolving credit maturity date.  The termination fee is equal to 2% of the revolving credit commitment of $33,000,000 if the revolving credit commitment is terminated on or before the first anniversary of the Amendment No. 3 or 1% if the revolving credit commitment is thereafter terminated prior to the revolving credit maturity date under the BMO Credit Agreement.

All of the debt under the BMO Credit Agreement and Second Lien Credit Facility are re-priced to current rates at frequent intervals.  Therefore, its fair value approximates their carrying value at December 31, 2015.  For the year ended December 31, 2015, the Company had amortization of debt issuance costs, included within interest expense, of $0.7 million. For the year ended December 31, 2014, the Company had amortization of debt issuance costs, included within interest expense, of $0.3 million. Included in amortization of debt issuance costs for the year ended December 31, 2014 is approximately $0.1 million of debt issuance costs written off due to the extinguishment of the PB Loan Agreement.

Cash Flows

Cash used in operating activities before changes in operating assets and liabilities was $0.8 million in the year ended December 31, 2015 as compared to cash provided of $2.7 million in the same period of 2014. Changes in operating assets and liabilities from continuing operations provided $5.2 million in the year ended December 31, 2015 as compared to using $6.0 million in the same period of 2014. The decrease in usage is primarily attributable to an increase in accounts payables and other liabilities, partially offset by a decrease in accrued expenses and an increase in other assets as compared to 2014, as well as less usage related to inventory and accounts receivable as compared to 2014.

Cash flows used by investing activities of $27.3 million in the year ended December 31, 2015 were primarily due to the purchase of our Tiffin, Ohio manufacturing facility and capital expenditures related to the relocation of the Bridgeton, Missouri facility to Jefferson City, Missouri.

Cash flows provided by financing activities of $23.3 million in the year ended December 31, 2015 were due to an increase of $23.4 million in our bank borrowings, net of debt issuance costs since December 31, 2014, primarily due to the Tiffin, Ohio manufacturing facility acquisition.

Off-Balance Sheet Arrangements

As of December 31, 2015, the Company had no off-balance sheet arrangements.

Transactions with Related and Certain Other Parties

Kohlberg & Co., L.L.C. (“Kohlberg”), an affiliate of Kohlberg Investors IV, L.P., whose affiliate holds all 1,131,551 shares of our Convertible Preferred Stock, provides ongoing management oversight and advisory services to the Company.  At December 31, 2015, the Company owed Kohlberg $3.8 million for these services.  We incurred expenses of $0.5 million for these services in each of 2015 and 2014.  We expect to incur $0.5 million annually for these services in future years.

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

Revenue Recognition – Revenue is recognized for sales, including sales to distributors, at the time the products are shipped and title has transferred to the customer, provided that a purchase order has been received or a contract has been executed, there are no uncertainties regarding customer acceptances, the sale price is fixed and determinable and collection is deemed probable.  The Company’s standard shipping terms are FOB shipping point.  Sales discounts, returns and allowances, and cooperative advertising allowances are included in net sales.  These provisions are estimated at the time of sale.  The provision for doubtful accounts is included in selling, general and administrative expenses.

Stock-based Compensation – Compensation cost recognized during the years ended December 31, 2015 and 2014 includes:  a) compensation cost for all stock options granted based on the grant date fair value amortized over the options’ vesting period and b) compensation cost for outstanding SARs as of December 31, 2015 and 2014 based on the December 31, 2015 and 2014 fair value, respectively.

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

Although we make every effort to ensure the accuracy of our forecasts of future product demand, any significant unanticipated changes in demand or product developments could have a significant impact on the value of our inventory and our reported operating results.  Our reserve for excess and obsolete inventory was $0.67 million as of December 31, 2015 and 2014.

Asset Retirement Obligation – An asset retirement obligation (“ARO”) represents a legal obligation associated with the retirement of a tangible long-lived asset that is incurred upon the acquisition, construction, development, or normal operation of that long-lived asset. The Company’s ARO’s are primarily associated with leasehold improvements that we are contractually obligated to remove at the end of a lease to comply with the lease agreement. We recognize asset retirement obligations at the inception of a lease with such conditions if a reasonable estimate of fair value can be made. The ARO’s are recorded in other noncurrent liabilities and in the Consolidated Balance Sheets. The associated estimated ARO’s are capitalized as part of the carrying amount of the long-lived asset and depreciated over its useful life.

Goodwill and Impairments of Long-Lived Assets – In connection with certain acquisitions, we recorded goodwill representing the cost of the acquisition in excess of the fair value of the net assets acquired.  For purposes of evaluating goodwill impairment, the Company consists of one reporting unit, which is the same as the Company itself as a whole.  The fair value of the reporting unit is determined annually, or as indicators of impairment are identified, and the fair value is compared to the carrying value of the reporting unit. For the year ended December 31, 2015, we applied a qualitative goodwill evaluation model for the annual goodwill impairment test. Based on the results of our qualitative assessment, we believe it was more likely than not that the fair value of the reporting unit exceeded its carrying value as of December 31, 2015, indicating no impairment of goodwill.

We review our long-lived assets for impairment periodically and/or whenever triggering events indicate that an impairment may have occurred.  We monitor our operations for triggering events that may cause us to perform an impairment analysis.  These events include, among others, loss of product lines, poor operating performance and abandonment of facilities.  For assets that are to be held and used, we compare undiscounted future cash flows associated with the asset (or asset group) and determine if the carrying value of the asset (asset group) will be recovered by those cash flows over the remaining useful life of the asset (or of the primary asset of an asset group).  If the future undiscounted cash flows indicate that the carrying value of the asset (asset group) will not be recovered, then the asset is marked to fair value.  For assets that are to be disposed of by sale or by a means other than by sale, the identified asset (or disposal group if a group of assets or entire business unit) is marked to fair value less costs to sell.  In the case of the planned sale of a business unit, disposal groups are reported as discontinued operations on the consolidated financial statements if cash flows of the disposal group are separately identifiable.  During the year ended December 31, 2015 we exited our Bridgeton, Missouri facility, and disposed of several long-lived assets resulting in recognition of a $0.3 million loss on disposition of long-lived assets.

On February 28, 2015 the Company opted out of the lease at the Bridgeton, Missouri facility (see Note 10) and it was determined leasehold improvements and various equipment would not be transferred to the Jefferson City, Missouri facility. Accordingly, the Company reduced its estimate of the useful life for the leasehold improvements and various equipment to December 31, 2015. The net book value of the leasehold improvements and equipment was $1.8 million. As a result of the change in accounting estimate, the Company recorded a charge for accelerated depreciation of approximately $1.1 million ($0.11 per basic and diluted share) for the year ended December 31, 2015, respectively.

Income Taxes – We recognize deferred income tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities.  Deferred income tax assets also include federal, state and foreign net operating loss carry-forwards, primarily due to the significant operating losses incurred during recent years, as well as various tax credits.  We regularly review our deferred income tax assets for recoverability taking into consideration historical net income (losses), projected future income (losses) and the expected timing of the reversals of existing temporary differences.  We establish a valuation allowance when it is more likely than not that these assets will not be recovered.  As of December 31, 2015, we had a valuation allowance of $80.2 million.  Given the negative evidence provided by our history of operating losses, we were unable to conclude that it is more likely than not that our deferred tax assets would be recoverable through the generation of future taxable income.  We will continue to evaluate our valuation allowance requirements based on future operating results and business acquisitions and dispositions, and we may adjust our deferred tax asset valuation allowance.  Such changes in our deferred tax asset valuation allowance will be reflected in current operations through our income tax provision.

We evaluate uncertain tax positions to determine if they should be recognized in our financial statements. The evaluation of a tax position is a two-step process, the first step being recognition.  We determine whether it is more-likely-than-not that a tax position will be sustained upon tax examination, including resolution of any related appeals or litigation, based on only the technical merits of the position.  The technical merits of a tax position derive from both statutory and judicial authority (legislation and statutes, legislative intent, regulations, rulings, and case law) and their applicability to the facts and circumstances of the tax position.  If a tax position does not meet the more-likely-than-not recognition threshold, the benefit of that position is not recognized in the financial statements.  The second step is measurement.  A tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements.  The tax position is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate resolution with a taxing authority.

Workers’ Compensation and General Liabilities – We make payments for workers’ compensation and general liability claims generally through the use of a third party claims administrator.  We have purchased insurance coverage for large claims over our large deductible, retroactive and self-insured retention levels.  Our workers’ compensation liabilities are developed using actuarial methods based upon historical data for payment patterns, cost trends, and other relevant factors.  In order to consider a range of possible outcomes, we have based our estimates of liabilities in this area on several different sources of loss development factors, including those from the insurance industry, the manufacturing industry, and factors developed in-house.  Our general approach is to identify a reasonable, logical conclusion, typically in the middle range of the possible outcomes.  While we believe that our liabilities for workers’ compensation and general liability claims as of December 31, 2015 are adequate and that the judgment applied is appropriate, such estimated liabilities could differ materially from what will actually transpire in the future.

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

Severance, Restructuring and Related Charges – We have completed several cost reduction and facility consolidation initiatives including the closure or consolidation of manufacturing, distribution and office facilities, and the centralization of business units.  These initiatives have resulted in significant severance, restructuring and related charges.  Included in these charges are one-time termination benefits including severance, benefits and other employee-related costs associated with employee terminations; contract termination costs related to the lease termination at our Bridgeton, Missouri facility; and other costs associated with the consolidation of administrative and operational functions.  We recognize costs (including costs for one-time termination benefits) associated with exit or disposal activities as they are incurred.

Leases – We lease the majority of our manufacturing, distribution and office facilities. We account for our leases in accordance with U.S. GAAP, which require that our leases be evaluated and classified as operating or capital leases for financial reporting purposes. The term used for this evaluation includes renewal option periods only in instances in which the exercise of the renewal option can be reasonably assured and failure to exercise such option would result in an economic penalty. All of our manufacturing, distribution and office facility leases are classified as operating leases. We disburse cash for leasehold improvements, furniture and fixtures and equipment to build out and equip our leased premises. Tenant improvement allowance incentives may be available to partially offset the cost of building out the facilities for our needs, pursuant to agreed-upon terms in our leases. All tenant improvement allowances received by us are recorded as a deferred rent liability as current or non-current other liabilities in the Consolidated Balance Sheets and are amortized to rent expense over the term of the lease. The related cash received from the landlord is reflected as “Proceeds from tenant improvement allowances” within operating activities of our Consolidated Statements of Cash Flows.

The lease term used for straight-line rent expense is calculated from the date we obtain possession of the leased premises through the lease termination date. We record straight-line rent over the lease term.

For leases that contain rent escalations in which the amount of the future rent is certain or can be reasonably calculated, we record the total rent payable during the lease term, as determined above, on the straight-line basis over the term of the lease and record the difference between the minimum rents paid and the straight-line rent as deferred rent included non-current liabilities in the Consolidated Balance Sheets (see Note 10 for detail).

Fair Value Measurements – Fair value is a market-based measurement, not an entity-specific measurement, defined as the price that would be received to sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date. Various valuation techniques exist for measuring fair value, including the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). These valuation techniques are based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. The authoritative accounting guidance for fair value provides a hierarchy that prioritizes these two inputs to valuation techniques used to measure fair value into three broad levels.
The following is a brief description of those three levels:

•	Level 1: Observable inputs such as quoted prices for identical assets or liabilities in active markets.
•	Level 2: Observable inputs other than quoted prices that are directly or indirectly observable for the asset or liability, including quoted prices for similar assets or liabilities in active markets; quoted prices for similar or identical assets or liabilities in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.
•	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

NEW ACCOUNTING PRONOUNCEMENTS

See Note 2 to the Consolidated Financial Statements in Part II, Item 8 for a discussion of new accounting pronouncements and the potential impact to the Company's consolidated results of operations and financial position.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Katy Industries, Inc.

We have audited the accompanying consolidated balance sheets of Katy Industries, Inc. and Subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive (loss) income, stockholders’ (deficit) equity, and cash flows for each of the years in the two-year period ended December 31, 2015. Katy Industries, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Katy Industries, Inc. and Subsidiaries as of December 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

/s/ UHY LLP

St. Louis, Missouri
March 30, 2016

KATY INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2015 AND 2014
 (Amounts in Thousands)

ASSETS

	2015	2014
CURRENT ASSETS:
Cash	$53	$66
Accounts receivable, net of allowances of $27 and $183	12,211	10,840
Inventories, net	19,267	15,881
Other current assets	2,164	659

Total current assets	33,695	27,446

OTHER ASSETS:
Goodwill	8,377	2,556
Intangibles, net	20,877	3,909
Other	3,882	1,839

Total other assets	33,136	8,304

PROPERTY AND EQUIPMENT
Land and improvements	535	535
Buildings and improvements	6,269	6,175
Machinery and equipment	44,617	52,711

Property and Equipment	51,421	59,421
Less - Accumulated depreciation	(36,646)	(49,263)

Property and equipment, net	14,775	10,158

Total assets	$81,606	$45,908

See Notes to Consolidated Financial Statements.

 KATY INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2015 AND 2014
 (Amounts in Thousands, Except Share Data)

LIABILITIES AND STOCKHOLDERS’ DEFICIT

	2015	2014
CURRENT LIABILITIES:
Accounts payable	$20,440	$7,327
Book overdraft	918	699
Accrued compensation	1,149	1,457
Accrued expenses	7,142	7,093
Payable to related party	-	3,650
Deferred revenue	130	186
Current maturities of long term debt	1,800	-
Revolving credit agreement	23,969	21,967

Total current liabilities	55,548	42,379

DEFERRED REVENUE	-	130

PAYABLE TO RELATED PARTY	4,268	-

LONG TERM DEBT	22,913	-

OTHER LIABILITIES	7,615	4,090

Total liabilities	90,344	46,599

COMMITMENTS AND CONTINGENCIES (Note 12)

STOCKHOLDERS’ DEFICIT
15% Convertible preferred stock, $100 par value; authorized 1,200,000 shares; issued and outstanding 1,131,551 shares; liquidation value $113,155	108,256	108,256
Common stock, $1 par value; authorized 35,000,000 shares; issued 9,822,304 shares	9,822	9,822
Additional paid-in capital	27,110	27,110
Accumulated other comprehensive loss	(1,631)	(1,544)
Accumulated deficit	(130,858)	(122,898)
Treasury stock, at cost, 1,871,128 shares	(21,437)	(21,437)

Total stockholders' deficit	(8,738)	(691)

Total liabilities and stockholders' deficit	$81,606	$45,908

See Notes to Consolidated Financial Statements.

KATY INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014
(Amounts in Thousands, Except Per Share Data)

	2015	2014

Net sales	$113,957	$99,657
Cost of goods sold	98,361	84,605
Gross profit	15,596	15,052
Selling, general and administrative expenses	14,145	13,990
Severance, restructuring and related charges	5,593	-
Operating (loss) income	(4,142)	1,062
Interest expense	(4,047)	(1,011)
Other, net	139	155

(Loss) income before income tax benefit	(8,050)	206
Income tax benefit	90	2,279

Net (loss) income	$(7,960)	$2,485

Other comprehensive loss
Foreign currency translation	(253)	(130)
Pension and other postretirement benefits	166	(566)
Total other comprehensive loss	(87)	(696)
Total comprehensive (loss) income	$(8,047)	$1,789

(Loss) income per share of common stock - Basic	$(1.00)	$0.31

(Loss) income per share of common stock - Diluted	$(1.00)	$0.09

See Notes to Consolidated Financial Statements.

KATY INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2015 and 2014
 (Amounts in Thousands, Except Share Data)

	Convertible Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total Stockholders' (Deficit) Equity
Balance at January 1, 2014	1,131,551	$108,256	9,822,304	$9,822	$27,110	$(848)	$(125,383)	$(21,437)	$(2,480)
Net income	-	-	-	-	-	-	2,485	-	2,485
Foreign currency translation	-	-	-	-	-	(130)	-	-	(130)
Pension and other postretirement benefits	-	-	-	-	-	(566)	-	-	(566)
Balance at December 31, 2014	1,131,551	$108,256	9,822,304	$9,822	$27,110	$(1,544)	$(122,898)	$(21,437)	$(691)
Net loss	-	-	-	-	-	-	(7,960)	-	(7,960)
Foreign currency translation	-	-	-	-	-	(253)	-	-	(253)
Pension and other postretirement benefits	-	-	-	-	-	166	-	-	166
Balance at December 31, 2015	1,131,551	$108,256	9,822,304	$9,822	$27,110	$(1,631)	$(130,858)	$(21,437)	$(8,738)

See Notes to Consolidated Financial Statements.

KATY INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2015 AND DECEMBER 31, 2014
(Amounts in Thousands)

	2015	2014
Cash flows from operating activities:
Net (loss) income	$(7,960)	$2,485
Depreciation	2,986	1,996
Amortization of intangible assets	820	157
Amortization of debt issuance costs	658	326
Stock-based compensation	(15)	27
Payment In Kind interest expense	831	-
Loss on disposal of assets	207	-
Tenant improvement allowances	2,411	-
Deferred income taxes	(110)	(2,317)
Other	(623)	-
	(795)	2,674
Changes in operating assets and liabilities:
Accounts receivable	(579)	(2,099)
Inventories	(1,909)	(4,450)
Other assets	(1,245)	56
Accounts payable	9,393	733
Accrued expenses	(621)	(246)
Payable to related party	500	500
Deferred revenue	(186)	(187)
Other liabilities	(136)	(308)
	5,217	(6,001)
Net cash provided by (used in) continuing operations	4,422	(3,327)
Net cash provided by discontinued operations	-	74
Net cash provided by (used in) operating activities	4,422	(3,253)

Cash flows from investing activities:
Payment for acquisition, net of cash received	(23,855)	(10,775)
Proceeds from sale of assets	474	-
Capital expenditures	(3,893)	(831)
Net cash used in investing activities	(27,274)	(11,606)

Cash flows from financing activities:
Net borrowings on revolving credit facility	2,002	14,261
Proceeds from term loan facility	24,000	-
Loan from related party	-	400
(Decrease) increase in book overdraft	(123)	435
Direct costs associated with debt facilities	(2,627)	(672)
Net cash provided by financing activities	23,252	14,424

Effect of exchange rate changes on cash	(413)	(207)

Net decrease in cash	(13)	(642)
Cash, beginning of period	66	708
Cash, end of period	$53	$66

Supplemental cash flows disclosure
Interest paid	$2,504	$657
Income taxes paid	$30	$31
Supplemental information of non-cash investing and financing activity
Accrued contingent earnout payment	$2,000	$-
Capital expenditures included in accounts payable and book overdrafts	$1,904	$-
Asset retirement obligation included in other liabilities	$190	$-

See Notes to Consolidated Financial Statements.

KATY INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2015 and 2014

Note 1.	ORGANIZATION OF THE BUSINESS

Katy Industries, Inc. (“Katy” or the “Company”) was organized as a Delaware corporation in 1967.  The activities of the Company include the manufacture, import and distribution of a variety of commercial cleaning supplies and storage products.  In addition, the Company contract manufactures many structural foam products. Principal geographic markets are in the United States and Canada and include the sanitary maintenance, foodservice, mass merchant retail home improvement, auto after market and material handling markets.

Note 2.	SIGNIFICANT ACCOUNTING POLICIES

Consolidation Policy and Basis of Presentation – The consolidated financial statements include the accounts of Katy Industries, Inc. and subsidiaries in which it has a greater than 50% voting interest or significant influence, collectively “Katy” or the “Company”.  All significant intercompany accounts, profits and transactions have been eliminated in consolidation.  Investments in affiliates which do not meet the criteria of a variable interest entity, and which are not majority owned, but with respect to which the Company exercises significant influence, are reported using the equity method.

Use of Estimates – The preparation of financial statements in conformity with United States of America generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

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

Deferred Revenue – In connection with the sale of the DISCO division of Continental Commercial Products (“CCP”) on October 4, 2011, the Company entered into a supply agreement (the “Supply Agreement”) with DISCO Acquisition Corp. (the “Buyer”) whereby the Company will provide certain products to the Buyer, in accordance with the Supply Agreement, for a term ending September 30, 2016. A portion of the proceeds from the sale were deemed to be related to this Supply Agreement and were therefore deferred and will be amortized over the term of the Supply Agreement. This amortization period is expected to approximate the timing and quantity of shipments under the Supply Agreement. During the years ended December 31, 2015 and 2014, the Company recognized $0.2 million as revenue. As of December 31, 2015, $0.1 million was recorded as deferred revenue and classified as current.

Advertising Costs – Advertising costs are expensed as incurred.  Advertising costs expensed in 2015 and 2014 were $0.2 million and $0.4 million, respectively.

Accounts Receivable and Allowance for Doubtful Accounts – Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The Company does not require collateral to secure accounts receivable. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable.  The Company determines the allowance, in part, based on its historical write-off experience.  The Company reviews its allowance for doubtful accounts quarterly, which includes a review of past due balances over 30 days. All other balances are reviewed on a pooled basis by market distribution channels. Account balances are charged off against the allowance when the Company determines it is probable the receivable will not be recovered.  The Company does not have any off-balance-sheet credit exposure related to its customers.

Concentration of Credit Risk – Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable.  At times, cash in banks is in excess of the Federal Deposit Insurance Corporation insurance limit and the Canada Deposit Insurance Corporation for our Canadian operations.  The Company has not experienced any loss as a result of those deposits and does not expect any in the future. In the year ended December 31, 2015, 22% of our consolidated net sales were to our largest customer.

Inventories – Inventories are stated at the lower of cost or market value, and reserves are established for excess and obsolete inventory in order to ensure proper valuation of inventories. Inventoried costs include materials, labor and overhead. At December 31, 2015 and December 31, 2014, approximately 67% and 78%, respectively, of Katy’s inventories were accounted for using the last-in, first-out (“LIFO”) method of costing, while the remaining inventories were accounted for using the first-in, first-out (“FIFO”) method.  Current cost, as determined using the FIFO method, exceeded LIFO cost by $3.6 million and $4.7 million at December 31, 2015 and December 31, 2014, respectively. For the years ended December 31, 2015 and 2014, the Company recognized a gain of $1.0 million and a loss of $0.3 million, respectively, of LIFO valuation adjustments.  The components of inventories are as follows as of December 31, (amounts in thousands):

	2015	2014

Raw materials	$11,262	$6,457
Finished goods	12,380	14,714
Inventory reserves	(738)	(618)
LIFO reserve	(3,637)	(4,672)
	$19,267	$15,881

Goodwill – Goodwill represents the excess purchase price over the fair value of net assets acquired.  Goodwill is not amortized, but is tested for impairment annually as of the end of the fourth quarter.  For purposes of evaluating goodwill impairment, the Company consists of one reporting unit, which is the same as the Company itself as a whole.  The fair value of the reporting unit is determined annually, or as indicators of impairment are identified, and the fair value is compared to the carrying value of the reporting unit.  For the year ended December 31, 2015, we applied a qualitative goodwill evaluation model for the annual goodwill impairment test. Based on the results of our qualitative assessment, we believe it was more likely than not that the fair value of the reporting unit exceeded its carrying value as of December 31, 2015, indicating no impairment of goodwill.

Property and Equipment – Property and equipment are stated at cost and depreciated using the straight-line method over their estimated useful lives: buildings (10-40 years); machinery and equipment (3-20 years); and leasehold improvements over the remaining lease period or useful life, if shorter.  Costs for repair and maintenance of machinery and equipment are expensed as incurred, unless the result significantly increases the useful life or functionality of the asset, in which case capitalization is considered.  Depreciation expense for 2015 and 2014 was $3.0 million and $2.0 million, respectively.

Asset Retirement Obligation – An asset retirement obligation (“ARO”) associated with the retirement of a tangible long-lived asset is recognized as a liability in the period in which it is incurred or becomes determinable, with an associated increase in the carrying amount of the related long-term asset.  The cost of the tangible asset, including the initially recognized asset retirement cost, is depreciated over the useful life of the asset.  As of December 31, 2015, the Company has recorded an asset of $0.2 million and related liability of $0.3 million for retirement obligations associated with returning certain leased properties to the respective lessors upon the termination of the lease arrangements.  In 2015 we relocated our Bridgeton, Missouri facility to Jefferson City, Missouri. As part of the relocation we settled our ARO related to the Bridgeton location and incurred an ARO related to the Jefferson City location. A summary of the changes in AROs is included in the table below (amounts in thousands):

Asset retirement obligation at January 1, 2014	$681
Accretion expense	31
Asset retirement obligation at December 31, 2014	712
Accretion expense	30
Liabilities incurred	190
Liabilities settled	(671)
Asset retirement obligation at December 31, 2015	$261

Leases – We lease the majority of our manufacturing, distribution and office facilities. We account for our leases in accordance with GAAP, which require that our leases be evaluated and classified as operating or capital leases for financial reporting purposes. The term used for this evaluation includes renewal option periods only in instances in which the exercise of the renewal option can be reasonably assured and failure to exercise such option would result in an economic penalty. All of our manufacturing, distribution and office facility leases are classified as operating leases. We disburse cash for leasehold improvements, furniture and fixtures and equipment to build out and equip our leased premises. Tenant improvement allowance incentives may be available to partially offset the cost of building out the facilities for our needs, pursuant to agreed-upon terms in our leases. All tenant improvement allowances received by us are recorded as a deferred rent liability as current or non-current other liabilities in the Consolidated Balance Sheets and are amortized to rent expense over the term of the lease. The related cash received for tenant improvements is reflected as “Tenant improvements allowances” within operating activities of our Consolidated Statements of Cash Flows.

The lease term used for straight-line rent expense is calculated from the date we obtain possession of the leased premises through the lease termination date. We record straight-line rent over the lease term.

For leases that contain rent escalations in which the amount of the future rent is certain or can be reasonably calculated, we record the total rent payable during the lease term, as determined above, on the straight-line basis over the term of the lease and record the difference between the minimum rents paid and the straight-line rent as deferred rent included in non-current liabilities in the Consolidated Balance Sheets (see Note 10 for detail).

Impairment of Long-lived Assets – Long-lived assets, other than goodwill, which is discussed above, are reviewed for impairment if events or circumstances indicate the carrying amount of these assets may not be recoverable through future undiscounted cash flows.  If this review indicates that the carrying value of these assets will not be recoverable, based on future undiscounted net cash flows from the use or disposition of the asset, the carrying value is reduced to fair value. During the year ended December 31, 2015 we exited our Bridgeton, Missouri facility, and disposed of several long-lived assets resulting in recognition of a $0.2 million loss on disposition of long-lived assets.

Segment Reporting – Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief decision maker or group in deciding how to allocate resources and in assessing performance.  The Company’s chief decision maker reviews the results of operations and requests for capital expenditures based on one industry segment: manufacturing, importing, distributing commercial cleaning, storage, and structural foam products.  The Company’s entire revenue is generated through this segment.

Shipping and Handling Costs – Shipping and handling costs are recorded as a component of cost of goods sold.

Income Taxes – Income taxes are accounted for using a balance sheet approach known as the liability method.  The liability method accounts for deferred income taxes by applying the statutory tax rates in effect at the date of the balance sheet to the differences between the book basis and tax basis of the assets and liabilities.  The Company records a valuation allowance when it is more likely than not that some portion or all of the deferred income tax asset will not be realizable.  See Note 8.

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

Accumulated Other Comprehensive Loss – The components of accumulated other comprehensive loss are foreign currency translation adjustments and pension and other postretirement benefits adjustments.  The balance of the foreign currency translation adjustments account was $1.0 and $0.7 million at December 31, 2015 and 2014, respectively. The balance of the pension and other postretirement benefits adjustments account was $0.7 million and $0.8 million at December 31, 2015 and 2014, respectively.

Fair Value Measurement and Financial Instruments – Fair value is a market-based measurement, not an entity-specific measurement, defined as the price that would be received to sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date. Various valuation techniques exist for measuring fair value, including the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). These valuation techniques are based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. The authoritative accounting guidance for fair value provides a hierarchy that prioritizes these two inputs to valuation techniques used to measure fair value into three broad levels.

The following is a brief description of those three levels:

•	Level 1: Observable inputs such as quoted prices for identical assets or liabilities in active markets.
•	Level 2: Observable inputs other than quoted prices that are directly or indirectly observable for the asset or liability, including quoted prices for similar assets or liabilities in active markets; quoted prices for similar or identical assets or liabilities in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.
•	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

The Company believes that the fair value of its current assets and current liabilities approximates reported carrying values. The Company believes that the fair value of long-term debt approximates reported carrying value as it is re-repriced to current rates at frequent intervals. The Company determines the fair value of its pension assets annually primarily based on the fair value of underlying investments and market-based inputs (Level 2) and are evaluated by a third-party. The Company does not have any unobservable inputs (Level 3).

Share-Based Payment – Compensation cost recognized during the years ended December 31, 2015 and 2014 includes: a) compensation cost for all stock options based on the grant date fair value amortized over the options’ vesting period and b) compensation cost for outstanding stock appreciation rights (“SARs”) as of December 31, 2015 and December 31, 2014 based on the December 31, 2015 and December 31, 2014 fair values, respectively.  The Company re-measures the fair value of SARs each reporting period until the award is settled and compensation expense is recognized each reporting period for changes in fair value and vesting.

Compensation expense is included in selling, general and administrative expense in the Consolidated Statements of Operations.  The components of compensation expense are as follows (amounts in thousands):

	2015	2014

Stock appreciation right (income) expense	$(15)	$27

The fair value of SARs, a liability award, was estimated at December 31, 2015 and December 31, 2014 using a Black-Scholes option pricing model.  The Company estimated the expected term by averaging the minimum and maximum lives expected for each award.  In addition, the Company estimated volatility by considering its historical stock volatility over a term comparable to the remaining expected life of each award.  The risk-free interest rate is the current yield available on U.S. treasury issues with a remaining term equal to each award.  The Company estimates forfeitures using historical results.  Its estimates of forfeitures will be adjusted over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from their estimate.  The assumptions for expected term, volatility and risk-free rate are presented in the table below as of December 31,:

	2015	2014

Expected term (years)	0.7 - 4.7	1.7 - 4.7
Volatility	178.4% -308.5%	229.9% -338.9%
Risk-free interest rate	0.6% - 1.7%	0.5% - 1.6%

Change in Estimate – On February 28, 2015 the Company opted out of the lease at the Bridgeton, Missouri facility (see Note 10) and determined leasehold improvements and various equipment would not be transferred to the Jefferson City, Missouri facility. Accordingly, the Company reduced its estimate of the useful life for the leasehold improvements and various equipment to December 31, 2015. The net book value of the leasehold improvements and equipment was $1.8 million. As a result of the change in accounting estimate, the Company recorded a charge for accelerated depreciation of approximately $1.1 million ($0.11 per basic and diluted share) for the year ended December 31, 2015, respectively.

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

In April 2015, the FASB issued ASU No. 2015-03, “Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” This ASU requires companies to present debt issuance costs as a direct deduction from the carrying value of that debt liability. ASU 2015-03 does not impact the recognition and measurement guidance for debt issuance costs. This ASU is effective for annual reporting periods beginning after December 15, 2015 and early adoption is permitted. Accordingly, we will adopt this ASU on January 1, 2016. Companies are required to use a retrospective approach and as such we will appropriately make these balance sheet reclasses to appropriately record our capitalized debt issuance costs as a reduction to our debt liability for all applicable periods.

In July 2015, the FASB issued ASU 2015-11, “Inventory (Topic 330),” authoritative guidance to simplify the subsequent measurement of inventory. Under this new standard, an entity should measure inventory at the lower of cost or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The amendments in this guidance should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The Company is currently evaluating the impact to our future financial statements.

In September 2015, FASB issued ASU 2015-16, “Business Combinations (Topic 805),” which eliminates the requirement that an acquirer in a business combination account for measurement-period adjustments retrospectively. Instead, acquirers must recognize measurement-period adjustments during the period in which they determine the amounts, including the effect on earnings of any amounts they would have recorded in previous periods if the accounting had been completed at the acquisition date. The acquirer still must disclose the amounts and reasons for adjustments to the provisional amounts. The acquirer also must disclose, by line item, the amount of the adjustment reflected in the current-period income statement that would have been recognized in previous periods if the adjustment to provisional amounts had been recognized as of the acquisition date. Alternatively, an acquirer may present those amounts separately on the face of the income statement. Public business entities must apply the new requirements for fiscal years beginning after December 15, 2015, including interim periods with those fiscal years. Early adoption is permitted. The Company does not believe this will have any material impact on the financial statements as we have not had such adjustments as part of our acquisitions as noted in Note 13.

In November 2015, the FASB issued ASU No. 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes,” which simplifies the reporting of deferred tax positions, requiring deferred tax assets and liabilities to be classified as noncurrent in the Consolidated Balance Sheets, as opposed to current and noncurrent classification under current GAAP. This guidance is effective for fiscal years beginning after December 15, 2016, with early adoption permitted. The Company is currently evaluating the impact to our future financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842),” which requires lessees to recognize a right-of-use asset and lease liability for all leases with terms of more than 12 months. Recognition, measurement and presentation of expenses will depend on classification as a finance or operating lease. ASU 2016-02 is effective for the Company on January 1, 2019. The Company is currently evaluating the impact to our future financial statements.

Note 3.	(LOSS) EARNINGS PER SHARE

The consolidated financial statements include basic and diluted (loss) earnings per share. Diluted per share information is calculated by considering the impact of potential common stock on the weighted average shares outstanding. Potential common stock consists of (a) incremental shares that would be available for issuance upon the assumed exercise of stock options “in the money” based on the average stock price for the respective period and (b) convertible preferred shares, owned by Kohlberg & Co. LLC (see Note 9), accounted for using the “if converted” basis, which assumes their conversion to common stock at a ratio of 16.6:1. The basic and diluted earnings per share (“EPS”) calculations are as follows as of the years ended December 31, (amounts in thousands, except share data):

	2015	2014

Net (loss) income	$(7,960)	$2,485

Average common shares outstanding - Basic	7,951	7,951
Dilutive effect of convertible preferred stock	-	18,859
Average common shares outstanding - Diluted	7,951	26,810

(Loss) earnings per share of common stock - Basic	$(1.00)	$0.31

(Loss) earnings per share of common stock - Diluted	$(1.00)	$0.09

As of December 31, 2015, all options had expired. As of December 31, 2014, no options were in the money and 6,000 options were out of the money. At December 31, 2015 and December 31, 2014, 1,131,551 convertible preferred shares were outstanding, which are in total, convertible into 18,859,183 shares of the Company’s common stock. Convertible preferred shares were not included in the calculation of diluted (loss) earnings per share for the year ended December 31, 2015 because of their anti-dilutive impact as a result of the Company’s net loss position.

Note 4.	LONG-TERM DEBT

Long-term debt consists of the following as of December 31, (amounts in thousands):

	2015	2014

Revolving loans payable	$23,969	$21,967
Second Lien term loan	24,713	-
Total debt	48,682	21,967
Less revolving loans payable, classified as current	(23,969)	(21,967)
Less current maturities	(1,800)	-
Long-term debt	$22,913	$-

Aggregate remaining scheduled maturities of the Second Lien term loan as of December 31, 2015 are as follows (amounts in thousands):

2016	$1,800
2017	2,400
2018	2,400
2019	18,113
Total	$24,713

Original BMO Credit Agreement

On February 19, 2014, the Company and BMO Harris Bank N.A (“BMO”) entered into a Credit and Security Agreement (the “BMO Credit Agreement”),  which provided the Company a $27.0 million revolving credit facility, including a $3.0 million sub-limit for letters of credit. The proceeds of the Company’s initial borrowing under the BMO Credit Agreement were used to repay the PrivateBank Loan and Security Agreement (the “PB Loan Agreement”), finance the acquisition of Fort Wayne Holdings, Inc. (“FTW”), and pay certain fees and expenses related to the negotiation and consummation of the BMO Credit Agreement. All extensions of credit under the BMO Credit Agreement are collateralized by a first priority security interest in and lien upon substantially all present and future assets and properties of the Company.

First Lien Credit Agreement

On April 7, 2015, in conjunction with the acquisition of FTW, the Company, Continental Commercial Products, LLC, a Delaware limited liability company, 2155735 Ontario Inc., an Ontario corporation, CCP Canada Inc., an Ontario corporation, FTW Holdings, Inc., a Delaware corporation, and Fort Wayne Plastics, Inc., an Indiana corporation, wholly owned direct or indirect subsidiaries of the Company (the foregoing, including the Company, the “Borrowers”), and BMO, as lender entered into Amendment No. 1 to Credit and Security Agreement, dated April 7, 2015 (the “Closing Date”), among the Borrowers and BMO (“Amendment No. 1”) to amend that certain Credit and Security Agreement, dated February 19, 2014 (the “Original BMO Credit Agreement”), among the Borrowers and BMO (the Original Credit Agreement, as amended by Amendment No. 1, the “BMO Credit Agreement”) and to obtain the consent of BMO for the acquisition of FTW.

Pursuant to Amendment No. 1, the revolving credit facility under the Original BMO Credit Agreement was increased from an amount not to exceed $27.0 million to an amount not to exceed $33.0 million.  The revolving credit facility under the BMO Credit Agreement continues to include a $3.0 million sub-limit for letters of credit. The proceeds advanced under the BMO Credit Agreement on the Closing Date were used to pay certain fees and expenses related to the negotiation and consummation of Amendment No. 1 and the acquisition of our Tiffin, Ohio manufacturing facility (as described in Note 13). Subject to the terms of an  Intercreditor and Subordination Agreement, dated as of April 7, 2015 (the “Intercreditor Agreement”), between BMO and the SL Agent (as defined below), all extensions of credit under the BMO Credit Agreement are collateralized by a first priority security interest in and lien upon substantially all present and future assets and properties of the Borrowers.

The Original BMO Credit Agreement was further amended pursuant to Amendment No. 1 to extend the maturity date of the credit facility from February 17, 2017 to April 7, 2018.  The borrowing base continues to be determined by eligible inventory, accounts receivable, machinery and equipment and owned real estate amounting to $27.3 million at December 31, 2015. The borrowing base under the BMO Credit Agreement is reduced by the outstanding amount of standby and commercial letters of credit. Currently, the Company’s largest letters of credit relate to its casualty insurance programs. Total outstanding letters of credit were $1.1 million at December 31, 2015 and December 31, 2014.

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

The Second Lien Credit Agreement provides the SL Borrowers with a $24.0 million term loan.  The proceeds of the term loan were used to pay certain fees and expenses related to the negotiation and consummation of the credit facility and the acquisition of our Tiffin, Ohio manufacturing facility (see Note 13). Subject to the terms of the Intercreditor Agreement, all extensions of credit under the Second Lien Credit Agreement are collateralized by a second priority security interest in and lien upon substantially all present and future assets and properties of the SL Obligors.

The term loan under the Second Lien Credit Agreement bears interest (i) at a cash interest rate of the LIBOR (One Month) Rate then in effect plus 9.5% per annum and (ii) a Payment in Kind (“PIK”) interest rate equal to 4.00% per annum. The PIK interest is added to long-term debt per the Second Lien Credit agreement as it is not due until maturity.  The maturity date of the credit facility under the Second Lien Credit Agreement is April 6, 2019.

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

On December 15, 2015 the Company entered into Amendment No. 2 to the Credit and Security Agreement and Amendment No. 1 to the Second Lien Credit and Security Agreement to amend the BMO Credit Agreement and the Second Lien Credit Agreement, respectively, to redefine the definition of EBITDA to exclude certain non-recurring expenses associated with the Company’s former Bridgeton, Missouri facility.

On March 30, 2016, the Company, entered into an Amendment No. 3 to the Credit and Security Agreement and Waiver (the “Amendment No. 3”) to amend the BMO Credit Agreement, dated February 19, 2014, among the Borrowers and BMO Harris Bank N.A (as amended to date, the “BMO Credit Agreement”) and the SL Obligors entered into a Limited Waiver and Amendment to the Second Lien Credit and Security Agreement (the “Second Lien Amendment,” together with the Amendment No. 3, the “Amendments”) to amend the Second Lien Credit Agreement, dated April 7, 2015 (as amended to date, the “Second Lien Credit Agreement,” together with the BMO Credit Agreement, the “Credit Agreements”), the  SL Obligors, the guarantors party thereto, Victory Park Management, LLC, as Agent, and the lenders party thereto. The Amendments provide the borrowers under the respective Credit Agreements with additional flexibility under certain financial covenants in future periods ending in 2016 and waive certain covenant defaults for the quarter ended December 31, 2015. Further, the Amendments replace the consolidated fixed coverage charge ratio covenant for the test period for the fiscal quarters ending on or closest to March 31, 2016, September 30, 2016 and December 31, 2016 and provide for monthly testing of the minimum consolidated EBITDA and leverage ratio financial covenants for the monthly period ending on or closest to the last day of each month from March 2016 through September 2016 in lieu of quarterly testing during such period. The Company was either in compliance with each financial covenant or received a waiver for financial covenants in which the Company was not in compliance with as of December 31, 2015.

The Amendment No. 3 provides that a termination fee shall be payable in the event that the revolving credit commitment under the BMO Credit Agreement is terminated prior to the revolving credit maturity date.  The termination fee is equal to 2% of the revolving credit commitment of $33,000,000 if the revolving credit commitment is terminated on or before the first anniversary of the Amendment No. 3 or 1% if the revolving credit commitment is thereafter terminated prior to the revolving credit maturity date under the BMO Credit Agreement.

All of the debt under the BMO Credit Agreement and Second Lien Credit Agreement are re-priced to current rates at frequent intervals.  Therefore, its fair value approximates their carrying value at December 31, 2015.  For the years ended December 31, 2015 and 2014, the Company had amortization of debt issuance costs, included within interest expense, of $0.7 million and $0.3 million, respectively. Included in amortization of debt issuance costs for the year ended December 31, 2014 is approximately $0.1 million of debt issuance costs written off due to the extinguishment of the PB Loan Agreement.

Note 5.	RETIREMENT BENEFIT PLANS

Pension and Other Postretirement Plans

Certain subsidiaries have frozen pension plans covering substantially all of their employees.  These plans are noncontributory, defined benefit pension plans.  The benefits to be paid under these plans are generally based on employees’ retirement age and years of service.  The Company’s funding policies, subject to the minimum funding requirements of employee benefit and tax laws and as determined on an actuarial basis, to provide the plans with assets sufficient to meet the benefit obligations.  Plan assets consist primarily of fixed income investments, corporate equities and government securities.  The Company also provides certain health care and life insurance benefits for some of its retired employees.  The postretirement health plans are unfunded.

The Company recognizes the overfunded or underfunded positions of defined benefit postretirement plans as an asset or liability in its Consolidated Balance Sheets and recognizes as a component of other comprehensive loss the gains or losses and prior service costs or credits that arise during the period but were not recognized as components of net periodic benefit cost.

The Company expects to contribute $61,000 to pension plans in the 2016 fiscal year.  The Company uses a December 31 measurement date for its pension and other postretirement benefit plans.  The fair value of plan assets was determined by inputs to the valuation which include quoted prices for similar assets in active markets that are observable either directly or indirectly (Level 2 inputs). The Company utilized a third-party to evaluate the fair value of the plan assets and reviews all applicable inputs and calculations for purposes of valuing the plan’s assets. The fair value and allocation of pension plan assets is as follows as of December 31, (amounts in thousands):

		Fair Value Measurements at December 31, 2015
Asset Class	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Equity Securities	$676	$-	$676	$-
Fixed Income Securities	323	-	323	-
Money Market	112	-	112	-
Other	6	-	6	-
	$1,117	$-	$1,117	$-

		Fair Value Measurements at December 31, 2014
Asset Class	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Equity Securities	$754	$-	$754	$-
Fixed Income Securities	266	-	266	-
Money Market	116	-	116	-
Other	6	-	6	-
	$1,142	$-	$1,142	$-

The following table presents the funded status of the Company’s pension and postretirement benefit plans for the years ended December 31, (amounts in thousands):

	Pension Benefits		Other Benefits
	2015	2014	2015	2014

Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$1,594	$1,422	$1,300	$997
Interest cost	59	59	50	49
Actuarial (gain) loss	(143)	172	26	448
Benefits paid	(120)	(59)	(200)	(194)
Projected benefit obligation at end of year	$1,390	$1,594	$1,176	$1,300

Change in plan assets:
Fair value of plan assets at beginning of year	$1,142	$1,069	$-	$-
Actual return on plan assets	2	70	-	-
Employer contributions	93	62	200	194
Benefits paid	(120)	(59)	(200)	(194)
Fair value of plan assets at end of year	$1,117	$1,142	$-	$-

Funded status at end of year	$(273)	$(452)	$(1,176)	$(1,300)

Amounts recognized in Consolidated Balance Sheets:
Other non-current assets	$(42)	$(32)	$-	$-
Accrued expenses	-	-	138	187
Other liabilities	315	483	1,038	1,113
Total	$273	$451	$1,176	$1,300

Accumulated other comprehensive loss at December 31, 2015 and 2014 included unrecognized actuarial losses related to pension benefits of $0.6 million and $0.7 million, respectively, that had not yet been recognized in net periodic pension cost.  Accumulated other comprehensive loss at December 31, 2015 included unrecognized actuarial gains related to other benefits of $0.1 million that had not yet been recognized in net periodic pension cost.  The actuarial losses and gains included in accumulated other comprehensive loss and expected to be recognized in net periodic pension cost during the fiscal year ending December 31, 2016 are $40,000 loss for pension benefits and $19,000 loss for other benefits.  The accumulated benefit obligation for all pension plans was $1.4 million and $1.6 million at December 31, 2015 and 2014, respectively.

The following table lists the projected benefit obligation (“PBO”), accumulated benefit obligation (“ABO”) and fair value of plan assets for the pension plans with PBOs and ABOs in excess of plan assets at December 31, (amounts in thousands):

	2015		2014
	PBO exceeds plan assets	ABO exceeds plan assets	PBO exceeds plan assets	ABO exceeds plan assets

Projected benefit obligation	$1,390	$1,390	$1,594	$1,594
Accumulated benefit obligation	$1,390	$1,390	$1,594	$1,594
Fair value of plan assets	$1,117	$1,117	$1,143	$1,143

The following table presents the assumptions used to determine the Company’s benefit obligations at December 31, 2015 and 2014 along with sensitivity of the Company’s plans to potential changes in certain key assumptions (amounts in thousands):

	Pension Benefits		Other Benefits
	2015	2014	2015	2014

Assumptions as of December 31,:
Discount rates	4.00%	4.25%	4.00%	4.25%
Expected long-term return rate on assets	5.75%	5.75%	N/A	N/A
Assumed rates of compensation increases	N/A	N/A	N/A	N/A
Medical trend rate pre-65 (initial)	N/A	N/A	7.75%	8.00%
Medical trend rate post-65 (initial)	N/A	N/A	7.25%	7.50%
Medical trend rate (ultimate)	N/A	N/A	5.00%	5.00%
Years to ultimate rate pre-65	N/A	N/A	7	8
Years to ultimate rate post-65	N/A	N/A	7	8

Impact of one-percent increase in medical trend rate:
Increase in accumulated postretirement benefit obligation			$90	$73
Increase in service cost and interest cost			$4	$2

Impact of one-percent decrease in medical trend rate:
Decrease in accumulated postretirement benefit obligation			$78	$66
Decrease in service cost and interest cost			$3	$2

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

Information regarding the Company’s net periodic benefit cost for pension and other postretirement benefit plans for the years ended December 31, is as follows (amounts in thousands):

	Pension Benefits		Other Benefits
	2015	2014	2015	2014

Interest cost	$59	$59	$50	$49
Expected return on plan assets	(64)	(63)	-	-
Amortization of net loss	43	40	24	26
Net periodic benefit cost	$38	$36	$74	$75

The following table presents estimated future benefit payments (amounts in thousands):

	Pension Benefits	Other Benefits

2016	$316	$138
2017	40	126
2018	82	120
2019	220	115
2020	34	109
Thereafter	509	415
	$1,201	$1,023

In addition to the plans described above, in 1993 the Company’s Board of Directors approved a retirement compensation program for certain officers and employees of the Company and a retirement compensation arrangement for the Company’s then Chairman and Chief Executive Officer.  The Board approved a total of $3.5 million to fund such plans.  Participants were allowed to defer 50% of their annual compensation as well as be eligible to participate in a profit sharing arrangement in which they vest over a five year period.  In 2001, the Company limited participation to existing participants as well as discontinued any profit sharing arrangements.  Participants can withdraw from the plan upon the latter of age 62 or termination from the Company.  The obligation created by this plan is partially funded.  Assets are held in a rabbi trust invested in various mutual funds.  Gains and/or losses are earned by the participant.  For the unfunded portion of the obligation, interest was accrued at 4% each year until March 2011, when interest earnings were suspended by the Company.  The Company had $0.3 million recorded in accrued compensation and other liabilities at December 31, 2015 and 2014 for this obligation.

401(k) Plans

The Company offers its employees the opportunity to voluntarily participate in the 401(k) plan administered by the Company.  The Company makes matching and other contributions in accordance with the provisions of the plan and, under certain provisions, at the discretion of the Company. The Company suspended matching and other contributions on January 1, 2011 and will evaluate on an annual basis whether such contributions will be reinstated. No contributions were made for 2015 and 2014.

The Company also provides Union employees, under the terms of the collective bargaining agreement, a fixed contribution to the 401(k) plan administered by the Union. The contributions were $116,000 and $123,000 for the years ended December 31, 2015 and 2014, respectively.

Note 6.	STOCKHOLDERS’ EQUITY

Convertible Preferred Stock

On June 28, 2001, the Company completed a recapitalization following an agreement on June 2, 2001 with KKTY Holding Company, LLC (“KKTY”), an affiliate of Kohlberg Investors IV, L.P. (the “Recapitalization”).  Under the terms of the Recapitalization, KKTY purchased 700,000 shares of newly issued preferred stock, $100 par value per share (“Convertible Preferred Stock”), which is convertible into 11,666,666 common shares, for an aggregate purchase price of $70.0 million.  The Convertible Preferred shares were entitled to a 15% payment in kind (“PIK”) dividend (that is, dividends in the form of additional shares of Convertible Preferred Stock), compounded annually, which started accruing on August 1, 2001.  PIK dividends were paid on August 1, 2002 (105,000 convertible preferred shares, equivalent to 1,750,000 common shares); August 1, 2003 (120,750 convertible preferred shares, equivalent to 2,012,500 common shares); August 1, 2004 (138,862.5 convertible preferred shares equivalent to 2,314,375 common shares); and on December 31, 2004 (66,938.5 convertible preferred shares, equivalent to 1,115,642 common shares).  No dividends accrue or are payable after December 31, 2004.  If converted, the 11,666,666 common shares, along with the 7,192,517 equivalent common shares from PIK dividends paid through December 31, 2004, would represent approximately 70% of the outstanding shares of common stock as of December 31, 2015, excluding outstanding options.  The accruals of the PIK dividends were recorded as a charge to Additional Paid-in Capital due to the Company’s accumulated deficit position, and an increase to Convertible Preferred Stock.  The dividends were recorded at fair value and reduced earnings available to common shareholders in the calculation of basic and diluted earnings per share.

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

There are no authorized shares available for grant under the Company’s stock option plan as of December 31, 2015 due to the expiration of previously approved plans. A summary of the status of the Company’s stock option plans as of December 31, 2015, and changes during the year then ended is presented in the table below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)

Outstanding at January 1, 2015	6,000	$3.69

Granted	-	$-
Exercised	-	$-
Expired	6,000	$3.69
Cancelled	-	$-

Outstanding at December 31, 2015	-	$-	0.0 years	$-

Vested and Exercisable at December 31, 2015	-	$-	0.0 years	$-

A summary of the status of the Company’s SARs Plan as of December 31, 2015, and changes during the year then ended, is presented in the table below:

SARs

Non-Vested at January 1, 2015	-

Granted	4,000
Vested	(4,000)
Cancelled	-

Non-Vested at December 31, 2015	-

Total Outstanding at December 31, 2015	35,000

At December 31, 2015 and December 31, 2014, the aggregate liability related to SARs was $32,000 and $47,000, respectively, and is included in accrued expenses in the Consolidated Balance Sheets.

See Note 2 for a discussion of accounting for stock awards and related fair value disclosures.

Note 8.	INCOME TAXES

The income tax benefit is based on the following pre-tax (loss) income for the years ended December 31, (amounts in thousands):

	2015	2014

Domestic	$(7,808)	$294
Foreign	(242)	(88)
Total	$(8,050)	$206

The income tax benefit consists of the following for the years ended December 31, (amounts in thousands):

	2015	2014
Current tax provision:
Federal	$-	$-
State	20	38
Current provision	20	38
Deferred tax benefit	(110)	(2,317)
Total benefit	$(90)	$(2,279)

Actual income taxes reported from continuing operations are different than what would have been computed by applying the federal statutory tax rate to income from continuing operations before income taxes.  The reasons for this difference are as follows for the years ended December 31, (amounts in thousands):

	2015	2014

(Benefit) provision from income taxes at statutory rate	$(2,818)	$72
State income taxes, net of federal benefit	13	25
Net operating losses adjustments	254	283
Valuation allowance adjustments	1,295	(2,931)
Permanent items	10	10
Reduction of foreign tax credits	1,266	318
Reduction of tax reserves	(110)	-
Other, net	-	(56)
Net benefit for income taxes	$(90)	$(2,279)

The significant components of the Company’s deferred income tax liabilities and assets as of December 31, are as follows (amounts in thousands):

	2015	2014
Deferred tax liabilities
Inventory costs	$(1,086)	$(694)

Deferred tax assets
Allowance for doubtful receivables	$10	$72
Accrued expenses and other items	5,661	4,816
Difference between book and tax bases of property	(2,489)	(2,443)
Operating loss carry-forwards - domestic	64,416	62,054
Operating loss carry-forwards - foreign	2,243	2,389
Tax credit carry-forwards	11,367	12,633
	81,208	79,521
Less valuation allowance	(80,244)	(78,949)
	964	572
Net deferred income tax asset	$(122)	$(122)

At December 31, 2015, the Company had approximately $172.1 million of Federal net operating loss carry-forwards (“Federal NOLs”), which will expire in years 2020 through 2034 if not utilized prior to that time.  The remainder of the Company’s domestic and foreign net operating loss carry-forwards relate to certain U.S. operating subsidiaries, and the Company’s Canadian operations, respectively, and can only be used to offset income from these operations.  At December 31, 2015, the Company’s Canadian subsidiary has Canadian net operating loss carry-forwards of approximately $6.6 million that will expire in 2028 through 2034.  The tax credit carry-forwards relate to United States federal minimum tax credits of $1.3 million that have no expiration date and foreign tax credit carryovers of $10.1 million that expire in years 2015 through 2017.

Valuation allowances are recorded when it is considered more likely than not that some portion or all of the deferred tax assets will not be realized. A history of operating losses incurred by domestic and foreign subsidiaries provides significant negative evidence with respect to the Company’s ability to generate future taxable income, a requirement in order to recognize deferred tax assets. For this reason, the Company was unable to conclude that it is more likely than not that certain deferred tax assets would be utilized in the future. The valuation allowance relates to federal, state, and foreign net operating loss carry-forwards, foreign and domestic tax credits, and certain other deferred tax assets to the extent they exceed deferred tax liabilities.

As a result of the acquisition of FTW (as defined in Note 13), the Company recorded deferred tax liabilities of $2.4 million which reduced its net deferred tax assets. The reduction in deferred tax assets caused a release of a valuation allowance of $2.3 million in the year ended December 31, 2014.

Examination of Tax Returns

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, various states and foreign jurisdictions. The Company and its subsidiaries are generally no longer subject to U.S. federal, state and local examinations by tax authorities for years before 2011.

Accounting for Uncertainty in Income Taxes

A reconciliation of the beginning and ending balance for liabilities associated with unrecognized tax benefits is as follows (amounts in thousands):

Balances at January 1, 2014	$109
Tax positions related to prior years	-
Reductions for tax positions related to prior years	-
Lapse of applicable statute of limitations	-
Balances at December 31, 2014	109
Tax positions related to prior years	-
Reductions for tax positions related to prior years	-
Lapse of applicable statute of limitations	(109)
Balances at December 31, 2015	$-

The Company recognizes interest and penalties accrued related to the unrecognized tax benefits in the provision for income taxes.

Note 9.	RELATED PARTY TRANSACTIONS

Kohlberg & Co., L.L.C. (“Kohlberg”), whose affiliate holds all 1,131,551 shares of the Company’s Convertible Preferred Stock, provides ongoing management oversight and advisory services to the Company.  At December 31, 2015 and December 31, 2014, the Company owed Kohlberg $3.8 million and $3.3 million, respectively, for these services, which is recorded in noncurrent liabilities and current liabilities, respectively, on the Consolidated Balance Sheets. The Company reclassified these amounts from current to noncurrent in the year ended December 31, 2015 due to the inability to pay these amounts to Kohlberg under the Second Lien Credit Agreement without consent from BMO and the SL Agent. The Company incurs expense of $0.5 million per year for these services. For each of the years ended December 31, 2015 and 2014 $0.5 million is recorded in selling, general and administrative expenses in the Consolidated Statements of Operations and Comprehensive (Loss) Income for these services.

In February 2014, loans of $0.1 million each were received from two directors of the Company, and a loan of $0.2 million was received from Kohlberg. In connection with these loans, the Company entered into subordinated promissory notes with these individuals and Kohlberg, respectively. These notes were used to finance the acquisition of FTW (as defined in Note 13) and were amended in the year ended December 31, 2015 to mature on December 31, 2019. The notes accrue interest at a rate of 15% per year, which will be paid by capitalizing such interest and adding such capitalized interest to the principal amount of the subordinated notes. PIK interest was $0.1 million as of December 31, 2015. The loans and PIK interest are recorded in noncurrent liabilities as of December 31, 2015 and current liabilities as of December 31, 2014 on the Consolidated Balance Sheets.

Note 10.	LEASE OBLIGATIONS

On March 25, 2015, the Company entered into a commercial lease agreement for approximately 534,000 square feet of manufacturing and warehouse space located in Jefferson City, Missouri.  The initial rental term of the lease is for one hundred and thirty two (132) months, commencing on January 1, 2016 and ending on December 31, 2026. The Company has the right and option to renew the lease for all or a portion of the premises for two (2) renewal periods of five (5) years each on the terms and conditions set forth in the lease.  Commencing on January 1, 2016, the Company shall pay rent in the amount of $138,395. The lease includes rent escalators whereby the maximum rental amount is $156,195 during the final eleven months of the lease. The company took possession of the facility on June 1, 2015 and will straight line the rent expense over a term of one hundred and thirty nine (139) months, commencing on June 1, 2015 and ending on December 31, 2026.

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

On October 14, 2015 the Company entered into a lease agreement for approximately 11,000 square feet of office space in Maryland Heights, Missouri. The initial rental term of the lease is for ninety (90) months, commencing on January 1, 2016 and ending on June 30, 2023. The Company has the right and option to renew the lease for one (1) renewal period of five (5) years on the terms and conditions set forth in the lease. The lease commences on January 1, 2016 and the Company shall pay rent in the amount of $15,111 starting July 1, 2016. The lease includes rent escalators where by the maximum rental amount is $16,027 during the final twenty four (24) months of the lease. The company took possession of the facility on November 1, 2015 and will straight line the rent expense over a term of ninety two (92) months, commencing on November 1, 2015 and ending on June 30, 2023.

In addition to the above leases, the Company has entered into non-cancelable operating leases for real property with original lease terms of up to ten years.  In addition to the real property leases, the Company leases manufacturing and office equipment under operating leases expiring during the next three years.

The Company has certain operating leases that contain fixed rent escalation clauses. Rent expense for leases has been calculated on the straight-line basis over the term of the leases, resulting in deferred rent of approximately $1.0 million and $0.7 million as the years ended December 31, 2015 and 2014 and will be amortized to rent expense over the life of the leases.

Further, the Company has received certain lease incentives related to Jefferson City, Missouri and Maryland Heights, Missouri leases resulting in a current and noncurrent deferred rent liability of $0.3 million and $2.9 million, respectively, at December 31, 2015. The Company had current and noncurrent deferred rent liabilities of $0.1 million and $0.2 million as of December 31, 2014. Lease improvements are recorded as leasehold improvements and are depreciated over the term of the related leases or the useful life of the assets, whichever is shorter.

In most cases, management expects that in the normal course of business, leases will be renewed or replaced by other leases.  Future minimum lease payments as of December 31, 2015 are as follows (amounts in thousands):

2016	$2,215
2017	2,462
2018	2,225
2019	2,164
2020	2,031
Thereafter	11,148
$22,245

Rental expense for 2015 and 2014 for operating leases was $4.3 million and $3.3 million, respectively.

Note 11.	GEOGRAPHIC INFORMATION

The Company operates businesses in the United States and foreign countries.  The operations of businesses within major geographic areas for 2015 and 2014 are summarized as follows (amounts in thousands):

	United States	Canada	Other	Consolidated
2015:
Sales to unaffiliated customers	$110,837	$2,183	$937	$113,957
Long-lived assets	$14,759	$16	$-	$14,775
Total assets	$80,845	$761	$-	$81,606

2014:
Sales to unaffiliated customers	$95,696	$2,257	$1,704	$99,657
Long-lived assets	$10,133	$25	$-	$10,158
Total assets	$45,176	$732	$-	$45,908

Net sales for each geographic area include sales to unaffiliated customers located in that area, as reported in the Consolidated Statements of Operations.

Note 12.	COMMITMENTS AND CONTINGENCIES

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

Note 13.	BUSINESS ACQUISITIONS

On February 19, 2014, the Company acquired all of the equity interests of Fort Wayne Holdings, Inc. (“FTW”), the parent company of Fort Wayne Plastics, Inc. (“FWP”), a leading manufacturer of medium- to large- sized molded plastic components, specializing in low pressure, multi-nozzle structural plastic and gas assist solutions, for $11.0 million in cash, less $200,000 in subsequent working capital adjustments. The acquisition of FWP’s premiere manufacturing capabilities and dedication to customer service are highly complementary with the Company. The Company incurred $19,000 in costs related to the acquisition of FWP during the year ended December 31, 2014. These costs included fees for legal, valuation and other fees and are included in Selling, General and Administrative expenses in the Consolidated Statements of Operations.

The recognized amounts of identifiable assets acquired and liabilities assumed, based on their fair values as of February 19, 2014 are set forth below:

Current Assets	$3,076
Long-term assets	4,349
Intangible assets	4,066
Goodwill	2,556
Total assets acquired	14,047

Deferred tax liabilities	(2,440)
Other liabilities	(832)
Total liabilities assumed	(3,272)

Net assets acquired	$10,775

Goodwill resulted primarily from expected operational synergies and the recognition of deferred tax liabilities in connection with the acquisition. None of the goodwill recognized is expected to be deductible for income tax purposes

The accompanying consolidated statements of income for year ended December 31, 2014, do not include any revenues or expenses related to the acquisition prior to the closing date. The following unaudited pro forma consolidated financial information is presented as if the FTW acquisition had occurred at the beginning of the periods presented. In addition, this unaudited pro forma financial information is provided for illustrative purposes only and should not be relied upon as necessarily being indicative of the historical results that would have been obtained if the acquisition had actually occurred during those periods, or the results that may be obtained in the future as a result of the acquisition.

2014
Net sales	$101,186

Gross profit	15,171

Net income	2,538

Average common shares outstanding - Basic	7,951
Dilutive effect of convertible preferred stock	18,859
Average common shares outstanding - Diluted	26,810

Earnings per share of common stock - Basic	$0.32
Earnings per share of common stock - Diluted	$0.09

The amount of revenue and earnings of FWP included in our Consolidated Statements of Income subsequent to the Closing Date are as follows:

February 20, 2014 - December 31, 2014
Net sales	$13,966
Net income	$1,843

Earnings per share of common stock - Basic	$0.23
Earnings per share of common stock - Diluted	$0.07

On April 7, 2015, CCP, a Delaware limited liability company and a wholly owned subsidiary the Company, completed the acquisition of substantially all of the  assets and business operations related to the plastics shelving and cabinet business of Centrex Plastics, LLC, an Ohio limited liability company (“Centrex”) and T.R. Plastics, LLC, an Ohio limited liability company (“TR Plastics”) for $23.9 million in cash at closing, plus certain post-closing earnout payments of not less than $2.0 million over three years, as described in the Asset Purchase Agreement dated April 7, 2015 (the “Purchase Agreement”) by and between CCP, Centrex, TR Plastics, and Terrence L. Reinhart, the majority member of Centrex and the sole member of TR Plastics. The acquisition of the Tiffin, Ohio manufacturing facility brings a breadth of shelving and storage cabinet solutions to the Katy consumer storage product line which we believe are highly complementary to our current products.

The Company recorded the tangible and intangible assets acquired and liabilities assumed at their estimated fair values as of the date of the acquisition as outlined in the table below (amounts in thousands):

Accounts receivable	$757
Inventory	1,399
Property and equipment	2,317
Intangible assets	17,789
Goodwill	5,821
Total assets acquired	28,083

Accounts payable	2,162
Accrued expenses	66
Total liabilities assumed	2,228

Net assets acquired	$25,855

Goodwill resulted from a combination of expected operational synergies and cross-selling opportunities. As the acquisition was an asset acquisition, the related goodwill recognized is deductible for income tax purposes.

The accompanying consolidated statements of income for the years ended December 31, 2015 and 2014 do not include any revenues or expenses related to the acquisition prior to the closing date. The following unaudited pro forma consolidated financial information is presented as if the Tiffin, Ohio acquisition had occurred at the beginning of the periods presented. In addition, this unaudited pro forma financial information is provided for illustrative purposes only and should not be relied upon as necessarily being indicative of the historical results that would have been obtained if the acquisition had actually occurred during those periods, or the results that may be obtained in the future as a result of the acquisition.

	2015	2014
Net Sales	$120,686	$126,559

Gross profit	17,369	18,730

Net (loss) income	(6,084)	1,355

Average common shares outstanding - Basic	7,951	7,951
Dilutive effect of convertible preferred stock	-	18,859
Average common shares outstanding - Diluted	7,951	26,810

(Loss) earnings per share of common stock - Basic	$(0.77)	$0.17
(Loss) earnings per share of common stock - Diluted	$(0.77)	$0.05

The amount of revenue and earnings of Tiffin included in our Consolidated Statements of Income subsequent to the Closing Date are as follows:

April 7, 2015 - December 31, 2015
Net sales	$18,974
Net income	$1,051

Earnings per share of common stock - Basic	$0.13
Earnings per share of common stock - Diluted	$0.13

The Company incurred $1.3 million in costs related to the April 7, 2015 acquisition during the year ended December 31, 2015. These costs were included within general and administrative expenses. At the time of the acquisition, the Company also entered into an agreement with Centrex which could result in an earnout payment based on sales of cabinets over the course of a two year time frame with a minimum earnout of $2.0 million and a maximum earnout of $3.0 million. As of December 31, 2015 the company has evaluated the agreement and related sales and has as recorded a liability in its accrued expenses of $0.4 million and $1.6 million in other noncurrent liabilities.

Note 14.	SEVERANCE, RESTRUCTURING AND RELATED CHARGES

In the first quarter of 2015, the Company committed to a plan to move its manufacturing facility from Bridgeton, Missouri to Jefferson City, Missouri.  Management estimates the resulting severance, restructuring and related charges will be approximately $6.2 million, of which $1.6 million will be for contract termination costs, $0.7 million will be for severance costs and $3.9 million will be for other relocation associated costs. The relocation is expected to be completed by the end of the first quarter of 2016. These costs are outlined in the below tables for the year ended December 31, (amounts in thousands):

2015

Contract termination costs	$1,600
Severance costs	651
Other associated costs	3,342
Total restructuring costs	$5,593

	Contract Termination Costs	Severance Costs	Other Associated Costs	Total
Restructuring liabilities at January 1, 2015	$-	$-	$-	$-
Additions	1,600	651	3,342	5,593
Payments	(1,600)	(539)	(2,679)	(4,818)
Other	-	-	-	-
Restructuring liabilities at December 31, 2015	$-	$112	$663	$775

In February 2015, the Company paid a $1.6 million early termination fee to exit the lease of its Bridgeton, Missouri facility. The early termination fee is included within severance, restructuring and related charges.

We recognized a gain of $0.7 million related to liabilities from the acceleration of the lease term, which is recorded in general and administrative expenses.

In addition, the Company entered into a new lease for its manufacturing operations in Jefferson City, Missouri in March 2015. The Company received a $1.7 million incentive payment upon signing of the lease and has since received additional incentive payments of $0.5 million, as well as, $0.1 million from the county and $0.4 from the city in 2015, which are included in other liabilities. The incentive payments will be recognized on a straight-line basis over the term of the lease to cost of goods sold.

Note 15.	INTANGIBLE ASSETS

Intangible assets were acquired in the FTW and Tiffin, Ohio acquisitions. Following is detailed information regarding the Company's intangible assets as of December 31, (amounts in thousands):

	2015			2014
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount
Amortizable:
Customer lists	$21,258	$(967)	$20,291	$3,760	$(157)	$3,603
Tradenames	290	$(10)	280	-	-	-
Unamortizable:
Tradenames	306	-	306	306	-	306
Total	$21,854	$(977)	$20,877	$4,066	$(157)	$3,909

Customer lists and amortizable tradenames have a 20 year useful life. Unamortizable tradenames were acquired as part of the FTW acquisition and amortizable tradenames were acquired as part of the Tiffin, Ohio manufacturing facility acquisition as determined as of the date of acquisition (see Note 13).

For the year December 31, 2015, the Company recorded amortization expense on intangible assets of $0.8 million. Amortization expense of $0.2 million was recognized for the year ended December 31, 2014.  Estimated aggregate future amortization expense related to intangible assets is as follows (amounts in thousands):

2016	$1,078
2017	1,078
2018	1,078
2019	1,078
2020	1,078
Thereafter	15,184
$20,571

Note 16.	SUPPLEMENTAL BALANCE SHEET INFORMATION

The following table provides detail regarding other current assets shown on the Consolidated Balance Sheets as of December 31, (amounts in thousands):

	2015	2014
Non-trade miscellaneous receivables	$1,324	$133
Prepaids	801	487
Note Receivable	39	39
Total	$2,164	$659

The following table provides detail regarding other assets shown on the Consolidated Balance Sheets as of December 31, (amounts in thousands):

	2015	2014
Debt issuance costs, net	$2,462	$493
Note receivable	622	658
Rabbi trust assets	457	472
Deposits	238	124
Trade credits	61	61
Other	42	31
Total	$3,882	$1,839

The following table provides detail regarding accrued expenses shown on the Consolidated Balance Sheets as of December 31, (amounts in thousands):

	2015	2014
Contingent liabilities	$2,638	$3,023
Advertising and rebates	1,399	1,987
Other	911	710
Professional services	433	246
Due to Centrex	383	-
Accrued utilities	317	106
Deferred rent expense	279	71
Commissions	252	309
Property taxes	151	168
Pension and postretirement benefits	138	187
Severance	111	-
Medical self-insurance	61	120
Sales tax	37	119
Accrued SARs	32	47
Total	$7,142	$7,093

Contingent liabilities consist of accruals for estimated losses associated with environmental issues and the uninsured portion of general and product liability and workers’ compensation claims.

The following table provides detail regarding other liabilities shown on the Consolidated Balance Sheets as of December 31, (amounts in thousands):

	2015	2014
Deferred rent expense	$2,640	$214
Due to Centrex	1,617	-
Pension and postretirement benefits	1,350	1,595
Deferred lease	995	663
Deferred compensation	630	686
Asset retirement obligations	261	700
Accrued income taxes - long-term	122	232
Total	$7,615	$4,090

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

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate control over financial reporting, as defined in Exchange Act Rule 13a-15(f).  Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2015 based on criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  As a result of this assessment, management concluded that, as of December 31, 2015, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the year ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. OTHER INFORMATION

On March 30, 2016, the Company, Continental Commercial Products, LLC, a Delaware limited liability company, FTW Holdings, Inc., a Delaware corporation, Fort Wayne Plastics, Inc., an Indiana corporation (collectively, the “US Borrowers”), 2155735 Ontario Inc., an Ontario corporation, and CCP Canada Inc., an Ontario corporation (collectively, the “Canadian Borrower,” together with the US Borrowers, the “Obligors”) entered into an Amendment No. 3 to Credit and Security Agreement and Waiver (the “Amendment”) to amend the Credit and Security Agreement, dated February 19, 2014, among the Obligors and BMO Harris Bank N.A (as amended to date, the “Credit Agreement”) and the US Borrowers entered into a Limited Waiver and Amendment to Second Lien Credit Agreement (the “Second Lien Amendment,” together with the Amendment, the “Amendments”) to amend the Second Lien Credit and Security Agreement, dated April 7, 2015 (as amended to date, the “Second Lien Credit Agreement,” together with the Credit Agreement, the “Credit Agreements”), among the US Borrowers, the guarantors party thereto, Victory Park Management, LLC, as Agent, and the lenders party thereto. The Amendments provide the borrowers under the respective Credit Agreements with additional flexibility under certain financial covenants in future periods ending in 2016 and waive certain covenant defaults for the quarter ended December 31, 2015. Further, the Amendments replace the consolidated fixed coverage charge ratio covenant for the test period for the fiscal quarters ending on or closest to March 31, 2016, September 30, 2016 and December 31, 2016 and provide for monthly testing of the minimum consolidated EBITDA and leverage ratio financial covenants for the monthly period ending on or closest to the last day of each month from March 2016 through September 2016 in lieu of quarterly testing during such period.

The Amendment provides that a termination fee shall be payable in the event that the revolving credit commitment under the Credit Agreement is terminated prior to the revolving credit maturity date.  The termination fee is equal to 2% of the revolving credit commitment of $33,000,000 if the revolving credit commitment is terminated on or before the first anniversary of the Amendment or 1% if the revolving credit commitment is thereafter terminated prior to the revolving credit maturity date under the Credit Agreement.

The foregoing description of the Amendment and the Second Lien Amendment does not purport to be complete and is subject to, and is qualified in its entirety by, reference to all the terms of the Amendment and the Second Lien Amendment, copies of which are attached hereto as Exhibit 10.30 and Exhibit 10.31, respectively, and incorporated herein by reference.

PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding the directors of the Company is incorporated herein by reference to the information set forth under the section entitled “Election of Directors” in the Proxy Statement of Katy Industries, Inc. for its 2015 annual meeting of shareholders (the “2015 Proxy Statement”), which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after December 31, 2015.

Information regarding executive officers of the Company is incorporated herein by reference to the information set forth under the section entitled “Information Concerning Directors and Executive Officers” in the 2015 Proxy Statement.

Information regarding compliance with Section 16 of the Securities Exchange Act of 1934 is incorporated herein by reference to the information set forth under the Section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2015 Proxy Statement.

Information regarding the Company’s Code of Ethics is incorporated herein by reference to the information set forth under the Section entitled “Code of Ethics” in the 2015 Proxy Statement.

Item 11.  EXECUTIVE COMPENSATION

Information regarding compensation of executive officers is incorporated herein by reference to the information set forth under the section entitled “Executive Compensation” in the 2015 Proxy Statement.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding beneficial ownership of stock by certain beneficial owners and by management of the Company is incorporated by reference to the information set forth under the section “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management” in the 2015 Proxy Statement.

Equity Compensation Plan Information

The following table represents information as of December 31, 2015 with respect to equity compensation plans under which shares of the Company’s common stock are authorized for issuance:

Plan Category	Number of Securities to Be Issued on Exercise of Outstanding Option, Warrants and Rights	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuances Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity Compensation Plans Approved by Stockholders	-	$-	-
Equity Compensation Plans Not Approved by Stockholders	35,000	$1.45	746,513
Total	35,000		746,513

Equity Compensation Plans Not Approved by Stockholders

On November 21, 2002, the Board of Directors approved the 2002 Stock Appreciation Rights Plan (the “2002 SAR Plan”), authorizing the issuance of up to 1,000,000 SARs.  Vesting of the SARs occurs ratably over three years from the date of issue.  The 2002 SAR Plan provides limitations on redemption by holders, specifying that no more than 50% of the cumulative number of vested SARs held by an employee could be exercised in any one calendar year.  The SARs expire ten years from the date of issue.  In 2015 and 2014, no SARs were granted to employees.  In 2015 and 2014, 2,000 SARs each were granted to each of the directors with a Stand-Alone Stock Appreciation Rights Agreement.  These SARs vest immediately and have an exercise price of $2.53 and $1.15, respectively.  At December 31, 2015, Katy had 35,000 SARs outstanding at a weighted average exercise price of $1.45.  The 2002 SAR Plan also provides that in the event of a Change in Control of the Company, all outstanding SARs may become fully vested.  In accordance with the 2002 SAR Plan, a “Change in Control” is deemed to have occurred upon any of the following events: 1) a sale of 100 percent of the Company’s outstanding capital stock, as may be outstanding from time to time; 2) a sale of all or substantially all of the Company’s operating subsidiaries or assets; or 3) a transaction or series of transactions in which any third party acquires an equity ownership in the Company greater than that held by KKTY Holding Company, L.L.C. and in which Kohlberg relinquishes its right to nominate a majority of the candidates for election to the Board of Directors.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions with management is incorporated herein by reference to the information set forth under the section entitled “Executive Compensation” in the 2015 Proxy Statement.

Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Information regarding principal accountant fees and services is incorporated herein by reference to the information set forth under the section entitled “Proposal 2 – Ratification of the Independent Public Auditors” in the 2015 Proxy Statement.

PART IV

Item 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

 1.  Financial Statements

The following financial statements of the Company are set forth in Part II, Item 8, of this Form 10-K:

-	Consolidated Balance Sheets as of December 31, 2015 and 2014

-	Consolidated Statements of Operations and Comprehensive (Loss) Income for the years ended December 31, 2015 and 2014

-	Consolidated Statements of Stockholders’ (Deficit) Equity for the years ended December 31, 2015 and 2014

-	Consolidated Statements of Cash Flows for the years ended December 31, 2015 and 2014

-	Notes to Consolidated Financial Statements

2.  Exhibits

The exhibits filed with this report are listed on the “Exhibit Index.”

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 30, 2016	KATY INDUSTRIES, INC.
Registrant

/S/ David J. Feldman
David J. Feldman
President and Chief Executive Officer

/S/ Curt Kroll
Curt Kroll
Vice President, Treasurer and Chief Financial Officer

POWER OF ATTORNEY

Each person signing below appoints David J. Feldman and Curt Kroll, or either of them, his attorneys-in-fact for him in any and all capacities, with power of substitution, to sign any amendments to this report, and to file the same with any exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of this 30th day of March, 2016.

Signature	Title

/S/ Richard A. Mark	Chairman of the Board and Director
Richard Mark

/S/ David J. Feldman	President, Chief Executive Officer and Director
David J. Feldman	(Principal Executive Officer)

/S/ Curt Kroll	Vice President, Treasurer and Chief Financial Officer
Curt Kroll	(Principal Financial and Accounting Officer)

/S/ Christopher Anderson	Director
Christopher Anderson

/S/ Daniel B. Carroll	Director
Daniel B. Carroll

/S/ Pamela Crigler	Director
Pamela Crigler

/S/ Samuel P. Frieder	Director
Samuel P. Frieder

/S/ Shant Mardirossian	Director
Shant Mardirossian

Exhibit Number	Exhibit Title	Page

2	Preferred Stock Purchase and Recapitalization Agreement, dated as of June 2, 2001 (incorporated by reference to Annex B to the Company’s Proxy Statement on Schedule 14A filed June 8, 2001).	*
3.1	The Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K on July 13, 2001).	*
3.2	The By-laws of the Company, as amended (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q filed May 15, 2001).	*
10.1	Amended and Restated Katy Industries, Inc. 1997 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.20 of the Company’s Quarterly Report on Form 10-Q filed August 9, 2006).	*
10.2	Katy Industries, Inc. Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-8 filed June 21, 1995).	*
10.3	Katy Industries, Inc. Supplemental Retirement and Deferral Plan effective as of June 1, 1995 (incorporated by reference to Exhibit 10.4 to Company’s Annual Report on Form 10-K filed April 1, 1996).	*
10.4	Katy Industries, Inc. Directors’ Deferred Compensation Plan effective as of June 1, 1995 (incorporated by reference to Exhibit 10.5 to Company’s Annual Report on Form 10-K filed April 1, 1996).	*
10.5	Employment Agreement dated as of April 21, 2008 between David J. Feldman and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed May 13, 2008).	*
10.6	Katy Industries, Inc. 2008 Chief Executive Officer’s Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed May 13, 2008).	*
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
		*
10.26	Commercial Lease Agreement dated effective March 25, 2015 by and between Continental Commercial Products, LLC and 321 Wilson Drive, L.L.C.	*
10.27
Amendment No. 1 to Credit and Security Agreement dated as of April 7, 2015 among Katy Industries, Inc., Continental Commercial Products, LLC, 2155735 Ontario Inc., CCP Canada Inc., FTW Holdings, Inc., Fort Wayne Plastics, Inc. and BMO Harris Bank N.A.
		*
10.28
Second Lien Credit and Security Agreement dated April 7, 2015 among Katy Industries, Inc., Continental Commercial Products, LLC, FTW Holdings, Inc., Fort Wayne Plastics, Inc., 2155735 Ontario Inc., CCP Canada Inc., the lenders party thereto and Victory Park Management, LLC, as Agent.
		*
10.29	Asset Purchase Agreement dated April 7, 2015 among Continental Commercial Products, LLC, Centrex Plastics, LLC, T.R. Plastics, LLC, and Terrence L. Reinhart.	*
10.30	Limited Waiver and Amendment to Second Lien Credit and Security Agreement dated March 30, 2016 among Katy Industries, Inc., Continental Commercial Products, LLC, FTW Holdings, Inc., Fort Wayne Plastics, Inc., 2155735 Ontario Inc., CCP Canada Inc., the lenders party thereto and Victory Park Management, LLC, as Agent.	59
10.31	Amendment No. 3 to Credit and Security Agreement and Waiver dated March 30, 2016 among Katy Industries, Inc., Continental Commercial Products, LLC, 2155735 Ontario Inc., CCP Canada Inc., FTW Holdings, Inc., Fort Wayne Plastics, Inc. and BMO Harris Bank N.A.	69
21	Subsidiaries of Registrant	82
23	Consent of Independent Registered Public Accounting Firm	83
31.1	CEO Certification pursuant to Securities Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	84
31.2	CFO Certification pursuant to Securities Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	85
32.1	CEO Certification required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	86#
32.2	CFO Certification required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	87#
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

KATY INDUSTRIES, INC.
Registrant

DATE: March 30, 2016	By /s/ David J. Feldman
David J. Feldman
President and Chief Executive Officer

By /s/ Curt Kroll
Curt Kroll
Vice President, Treasurer and Chief Financial Officer