Form 10-Q
period 2016-04-01
KATY INDUSTRIES INC
filed 2016-05-03
CIK 54681

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  April 1, 2016

Or

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from_______________ to________________

Commission File Number 001-05558

Katy Industries, Inc.
(Exact name of registrant as specified in its charter)

Delaware	75-1277589
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11840 Westline Industrial Drive, Suite 200, St Louis, Missouri	63146
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class	Outstanding at April 29, 2016
Common Stock, $1 Par Value	7,951,176 Shares

KATY INDUSTRIES, INC.
FORM 10-Q
April 1, 2016

Index
KATY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF APRIL 1, 2016 AND DECEMBER 31, 2015
 (Amounts in Thousands)
(Unaudited)

	April 1, 2016	December 31, 2015
Assets
Current Assets:
Cash	$63	$53
Accounts receivable, net	14,171	12,211
Inventories, net	16,194	19,267
Other current assets	1,564	2,164
Total current assets	31,992	33,695
Other Assets:
Goodwill	8,377	8,377
Intangibles, net	20,608	20,877
Other	1,761	1,747
Total other assets	30,746	31,001
Property and Equipment:
Land and improvements	535	535
Buildings and improvements	6,696	6,269
Machinery and equipment	45,815	44,617
	53,046	51,421
Less - Accumulated depreciation	(37,122)	(36,646)
Property and equipment, net	15,924	14,775
Total assets	$78,662	$79,471

See Notes to Condensed Consolidated Financial Statements.

Index
KATY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF APRIL 1, 2016 AND DECEMBER 31, 2015
 (Amounts in Thousands, Except Share Data)
(Unaudited)

	April 1, 2016	December 31, 2015
Liabilities and Stockholders' Deficit
Current Liabilities:
Accounts payable	$21,725	$20,440
Book overdraft	486	918
Accrued compensation	1,077	1,149
Accrued expenses	7,271	7,142
Deferred revenue	93	130
Current maturities of long-term debt	1,663	1,143
Revolving credit agreement	23,093	23,969
Total current liabilities	55,408	54,891
Payable to Related Party	4,419	4,268
Long-Term Debt	21,093	21,435
Other Liabilities	7,686	7,615
Total liabilities	88,606	88,209
COMMITMENTS AND CONTINGENCIES (Note 9)
Stockholders' Deficit
15% Convertible preferred stock, $100 par value; authorized 1,200,000 shares; issued and outstanding 1,131,551 shares; liquidation value $113,155	108,256	108,256
Common stock, $1 par value; authorized 35,000,000 shares; issued 9,822,304 shares	9,822	9,822
Additional paid-in capital	27,110	27,110
Accumulated other comprehensive loss	(1,608)	(1,631)
Accumulated deficit	(132,087)	(130,858)
Treasury stock, at cost, 1,871,128 shares	(21,437)	(21,437)
Total stockholders' deficit	(9,944)	(8,738)
Total liabilities and stockholders' deficit	$78,662	$79,471

See Notes to Condensed Consolidated Financial Statements.

Index
KATY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE THREE MONTHS ENDED APRIL 1, 2016 AND MARCH 27, 2015
(Amounts in Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended
	April 1, 2016	March 27, 2015

Net sales	$28,394	$21,310
Cost of goods sold	23,774	18,105
Gross profit	4,620	3,205
Selling, general and administrative expenses	3,955	3,252
Severance, restructuring and related charges	526	1,600
Operating income (loss)	139	(1,647)
Interest expense	(1,392)	(209)
Other, net	30	28
Loss before income tax expense	(1,223)	(1,828)
Income tax expense	(6)	(8)
Net loss	$(1,229)	$(1,836)
Other comprehensive income (loss):
Foreign currency translation	23	(58)
Total comprehensive loss	$(1,206)	$(1,894)

Loss per share of common stock - Basic	$(0.15)	$(0.23)

Loss per share of common stock - Diluted	$(0.15)	$(0.23)

See Notes to Condensed Consolidated Financial Statements.

Index
KATY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED APRIL 1, 2016 AND MARCH 27, 2015
(Amounts in Thousands)
(Unaudited)
	Three Months Ended
	April 1, 2016	March 27, 2015
Cash flows from operating activities:
Net loss	$(1,229)	$(1,836)
Depreciation	504	545
Amortization of intangible assets	268	47
Amortization of debt issuance costs	37	57
Stock-based compensation	32	20
Payment In Kind interest expense	280	-
Other	(20)	-
	(128)	(1,167)
Changes in operating assets and liabilities:
Accounts receivable	(1,975)	(519)
Inventories	3,031	(2,522)
Other assets	479	(726)
Accounts payable	847	4,426
Accrued expenses	(114)	764
Payable to related party	125	125
Deferred revenue	(37)	(37)
Other liabilities	(304)	760
	2,052	2,271
Net cash provided by operations	1,924	1,104

Cash flows from investing activities:
Capital expenditures	(748)	(362)
Net cash used in investing activities	(748)	(362)

Cash flows from financing activities:
Net borrowings on revolving credit facility	(876)	(199)
Payment on capital lease obligation	(23)	-
Decrease in book overdraft	(432)	(349)
Direct costs associated with debt facilities	62	-
Net cash used in financing activities	(1,269)	(548)

Effect of exchange rate changes on cash	103	(117)
Net increase in cash	10	77
Cash, beginning of period	53	66
Cash, end of period	$63	$143

Supplemental cash flows disclosure:
Interest paid	$843	$127
Income taxes paid	$1	$1
Supplemental information of non-cash investing and financing activities:
Capital leases included in accrued expenses and other noncurrent liabilities	$473	$-
Capital expenditures included in accounts payable	$429	$-
Collateralized debt fees included in accrued expenses	$240	$-

See Notes to Condensed Consolidated Financial Statements.

Index
KATY INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.	SIGNIFICANT ACCOUNTING POLICIES

Consolidation Policy and Basis of Presentation – The condensed consolidated financial statements include the accounts of Katy Industries, Inc. and subsidiaries in which it has a greater than 50% voting interest or significant influence, collectively “Katy” or the “Company”.  All significant intercompany accounts, profits and transactions have been eliminated in consolidation.  The Condensed Consolidated Balance Sheet at April 1, 2016 and the related Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended April 1, 2016 and March 27, 2015 and Cash Flows for the three months ended April 1, 2016 and March 27, 2015 have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial condition, results of operations and cash flows of the Company for the interim periods.  Interim results may not be indicative of results to be realized for the entire year.  The condensed consolidated financial statements should be read in conjunction with the condensed consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.  The Condensed Consolidated Balance Sheet as of December 31, 2015 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States (“GAAP”).

Fiscal Year – The Company operates and reports using a 4-4-5 fiscal year which always ends on December 31.  As a result, December and January do not typically consist of five and four weeks, respectively.  The three months ended April 1, 2016 and March 27, 2015 consisted of 65 and 60 shipping days, respectively.

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

Inventories – At April 1, 2016 and December 31, 2015, approximately 65% and 67%, respectively, of Katy’s inventories were accounted for using the last-in, first-out (“LIFO”) method of costing, while the remaining inventories were accounted for using the first-in, first-out (“FIFO”) method.  Current cost, as determined using the FIFO method, exceeded LIFO cost by $3.6 million at April 1, 2016 and December 31, 2015. The components of inventories are as follows as of April 1, 2016 and December 31, 2015, respectively (amounts in thousands):

	April 1, 2016	December 31, 2015

Raw materials	$10,031	$11,262
Finished goods	10,519	12,380
Inventory reserves	(727)	(738)
LIFO reserve	(3,629)	(3,637)
	$16,194	$19,267

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

The following is a brief description of those three levels:

●	Level 1: Observable inputs such as quoted prices for identical assets or liabilities in active markets.

Index
●	Level 2: Observable inputs other than quoted prices that are directly or indirectly observable for the asset or liability, including quoted prices for similar assets or liabilities in active markets; quoted prices for similar or identical assets or liabilities in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

●	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

The Company believes that the fair value of its current assets and current liabilities approximates reported carrying values. The Company believes that the fair value of long-term debt approximates reported carrying value as it is repriced to current rates at frequent intervals. The Company determines the fair value of its pension assets annually primarily based on the fair value of underlying investments and market-based inputs (Level 2) and are evaluated by a third-party. The Company does not have any unobservable inputs (Level 3).

Share-Based Payment – Compensation cost recognized during the three months ended April 1, 2016 and March 27, 2015 includes compensation cost for outstanding stock appreciation rights (“SARs”) as of April 1, 2016 and March 27, 2015 based on the April 1, 2016 and the March 27, 2015 fair values, respectively.  The Company re-measures the fair value of SARs each reporting period until the award is settled and compensation expense is recognized each reporting period for changes in fair value and vesting.

Compensation expense is included in selling, general and administrative expense in the Condensed Consolidated Statements of Operations.  The components of compensation expense are as follows for the three months ended April 1, 2016 and March 27, 2015, respectively (amounts in thousands):

	Three Months Ended
	April 1, 2016	March 27, 2015

Stock appreciation right expense	$32	$20

The fair value of SARs, a liability award, was estimated at April 1, 2016 and March 27, 2015 using a Black-Scholes option pricing model.  The Company estimated the expected term by averaging the minimum and maximum lives expected for each award.  In addition, the Company estimated volatility by considering its historical stock volatility over a term comparable to the remaining expected life of each award.  The risk-free interest rate is the current yield available on U.S. treasury issues with a remaining term equal to each award.  The Company estimates forfeitures using historical results.  Its estimates of forfeitures will be adjusted over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from their estimate.  The assumptions for expected term, volatility and risk-free rate are presented in the table below as of April 1, 2016 and March 27, 2015, respectively:

	April 1, 2016	March 27, 2015

Expected term (years)	0.4 - 4.6	1.4 - 4.6
Volatility	152.1% - 303.5%	230.1% - 332.5%
Risk-free interest rate	0.5% - 1.2%	0.4% - 1.3%

Accumulated Other Comprehensive Loss – The components of accumulated other comprehensive loss are foreign currency translation adjustments and pension and other postretirement benefits adjustments.  The balance of the foreign currency translation adjustments account was $1.0 at April 1, 2016 and December 31, 2015. The balance of the pension and other postretirement benefits adjustments account was $0.7 million at April 1, 2016 and December 31, 2015.

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

Index
Reclassifications – During the three months ended April 1, 2016, we adopted Accounting Standards Update (“ASU”) 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). As shown in the table below, pursuant to the guidance in ASU 2015-03, we have reclassified unamortized debt issuance costs associated with our term loan (see Note 4 for detail) in our previously reported Condensed Consolidated Balance Sheets as of December 31, 2015 to conform to our presentation as of April 1, 2016 as follows (amounts in thousands):

	As presented December 31, 2015	Reclassifications	As adjusted December 31, 2015
Other assets	$3,882	$(2,135)	$1,747
Current maturities of long-term debt	1,800	(657)	1,143
Long-term debt	22,913	(1,478)	21,435

Note 2.	RECENT ACCOUNTING PRONOUNCEMENTS

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

In July 2015, the FASB issued ASU 2015-11, “Inventory (Topic 330),” authoritative guidance to simplify the subsequent measurement of inventory. Under this new standard, an entity should measure inventory at the lower of cost or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The amendments in this guidance should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The Company does not believe this will have any material impact on its financial statements.

In November 2015, the FASB issued ASU No. 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes,” which simplifies the reporting of deferred tax positions, requiring deferred tax assets and liabilities to be classified as noncurrent in the Consolidated Balance Sheets, as opposed to current and noncurrent classification under current GAAP. This guidance is effective for fiscal years beginning after December 15, 2016, with early adoption permitted. The Company does not believe this will have any material impact on its financial statements.

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

Note 3.	LOSS PER SHARE

The condensed consolidated financial statements include basic and diluted loss per share. Diluted per share information is calculated by considering the impact of potential common stock on the weighted average shares outstanding. Potential common stock consists of (a) incremental shares that would be available for issuance upon the assumed exercise of stock options “in the money” based on the average stock price for the respective period and (b) convertible preferred shares, owned by Kohlberg & Co. LLC (see Note 8), accounted for using the “if converted” basis, which assumes their conversion to common stock at a ratio of 16.6:1.

As of April 1, 2016, all options had expired. As of March 27, 2015, no options were in the money and 6,000 options were out of the money. At April 1, 2016 and March 27, 2015, 1,131,551 convertible preferred shares were outstanding, which are in total, convertible into 18,859,183 shares of the Company’s common stock. Convertible preferred shares were not included in the calculation of diluted loss per share for the three months ended April 1, 2016 and March 27, 2015 because of their anti-dilutive impact as a result of the Company’s net loss position.

Index
Note 4.	DEBT

Long-term debt consists of the following as of April 1, 2016 and December 31, 2015 (amounts in thousands):

	April 1, 2016	December 31, 2015

Revolving loans payable	$23,093	$23,969
Second Lien term loan	24,967	24,713
Debt issuance costs	(2,211)	(2,135)
Total debt	45,849	46,547
Less revolving loans payable, classified as current	(23,093)	(23,969)
Less current maturities	(2,400)	(1,800)
Less current debt issuance costs	737	657
Long-term debt	$21,093	$21,435

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

First Lien Credit Agreement

On April 7, 2015 the Company, Continental Commercial Products, LLC, a Delaware limited liability company, 2155735 Ontario Inc., an Ontario corporation, CCP Canada Inc., an Ontario corporation, FTW Holdings, Inc., a Delaware corporation, and Fort Wayne Plastics, Inc., an Indiana corporation, wholly owned direct or indirect subsidiaries of the Company (the foregoing, including the Company, the “Borrowers”), and BMO, as lender entered into Amendment No. 1 to Credit and Security Agreement, among the Borrowers and BMO (“Amendment No. 1”) to amend that certain Credit and Security Agreement, dated February 19, 2014 (the “Original BMO Credit Agreement”), among the Borrowers and BMO (the Original Credit Agreement, as amended by Amendment No. 1, the “BMO Credit Agreement”) and to obtain the consent of BMO for the acquisition of a manufacturing facility in Tiffin, Ohio.

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

The Original BMO Credit Agreement was further amended pursuant to Amendment No. 1 to extend the maturity date of the credit facility from February 17, 2017 to April 7, 2018.  The borrowing base continues to be determined by eligible inventory, accounts receivable, machinery and equipment and owned real estate amounting to $26.9 million at April 1, 2016 and $27.3 million at December 31, 2015, respectively. The borrowing base under the BMO Credit Agreement is reduced by the outstanding amount of standby and commercial letters of credit. Currently, the Company’s largest letters of credit relate to its casualty insurance programs. Total outstanding letters of credit were $1.6 million and $1.1 million at April 1, 2016 and December 31, 2015, respectively.

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

On December 15, 2015 the Company entered into Amendment No. 2 to the Credit and Security Agreement to amend the BMO Credit Agreement to redefine the definition of EBITDA to exclude certain non-recurring expenses associated with the Company’s former Bridgeton, Missouri facility.

On March 30, 2016 the Company, entered into an Amendment No. 3 to the Credit and Security Agreement and Waiver (the “Amendment No. 3”) to amend the BMO Credit Agreement. Amendment No. 3 provided the borrowers under the BMO Credit Agreement with additional flexibility under certain financial covenants in future periods ending in 2016 and waives certain covenant defaults for the quarter ended December 31, 2015. Further, Amendment No. 3 replaces the consolidated fixed charge coverage ratio covenant for the test period for the fiscal quarters ending on or closest to March 31, 2016, June 30, 2016, September 30, 2016 and December 31, 2016 and provides for monthly testing of the minimum consolidated EBITDA and leverage ratio financial covenants for the monthly period ending on or closest to the last day of each month from March 2016 through September 2016 in lieu of quarterly testing during such period. The Company was in compliance with the financial covenants at April 1, 2016.

Amendment No. 3 provides that a termination fee shall be payable in the event that the revolving credit commitment under the BMO Credit Agreement is terminated prior to the revolving credit maturity date.  The termination fee is equal to 2% of the revolving credit commitment of $33,000,000 if the revolving credit commitment is terminated on or before the first anniversary of Amendment No. 3 or 1% if the revolving credit commitment is thereafter terminated prior to the revolving credit maturity date under the BMO Credit Agreement.

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

Index
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

On December 15, 2015, the Company entered into Amendment No. 1 to the Second Lien Credit Agreement (“Second Lien Amendment No. 1”) to amend the Second Lien Credit Agreement to redefine the definition of EBITDA to exclude certain non-recurring expenses associated with the Company’s former Bridgeton, Missouri facility.

On March 30, 2016, the SL Obligors entered into a Limited Waiver and Amendment to the Second Lien Credit Agreement (the “Second Lien Amendment No. 2”) to amend the Second Lien Credit Agreement. The Second Lien Amendment No. 2 provides the borrowers under the Second Lien Credit Agreement with additional flexibility under certain financial covenants in future periods ending in 2016 and waives certain covenant defaults for the quarter ended December 31, 2015. Further, the Second Lien Amendment No. 2 replaces the consolidated fixed charge coverage ratio covenant for the test period for the fiscal quarters ending on or closest to March 31, 2016, June 30, 2016, September 30, 2016 and December 31, 2016 and provides for monthly testing of the minimum consolidated EBITDA and leverage ratio financial covenants for the monthly period ending on or closest to the last day of each month from March 2016 through September 2016 in lieu of quarterly testing during such period. The Company was in compliance with the financial covenants at April 1, 2016.

All of the debt under the BMO Credit Agreement and Second Lien Credit Agreement are re-priced to current rates at frequent intervals.  Therefore, its fair value approximates their carrying value at April 1, 2016.  For the three months ended April 1, 2016 and March 27, 2015, the Company had amortization of debt issuance costs, included within interest expense, of $0.2 million and $0.1 million, respectively.

In February 2016, the Company entered into a capital lease agreement to acquire certain manufacturing equipment. The Company is obligated to make sixty monthly payments of $8,818. At the inception of the lease the Company recorded an asset and a capital lease obligation equal to the present value of minimum lease payments equal to approximately $0.5 million. At April 1, 2016 the current and long term capital lease obligation of $0.1 million and $0.4 million were recorded in accrued expenses and other noncurrent liabilities on the Condensed Consolidated Balance Sheets. Aggregate remaining scheduled maturities of the capital lease obligation as of April 1, 2016 are as follows (amounts in thousands):

Nine months ended December 31, 2016	$71
Year ended December 31, 2017	106
Year ended December 31, 2018	106
Year ended December 31, 2019	106
Year ended December 31, 2020	106
Thereafter	7
Amount representing interest payments	(52)
Total capital lease obligation	$450

Note 5.	RETIREMENT BENEFIT PLANS

Certain subsidiaries have frozen pension plans covering substantially all of their employees.  These plans are noncontributory, defined benefit pension plans.  The benefits to be paid under these plans are generally based on employees’ retirement age and years of service.  The Company’s funding policies, subject to the minimum funding requirements of employee benefit and tax laws and as determined on an actuarial basis, provide the plans with assets sufficient to meet the benefit obligations.  Plan assets consist primarily of fixed income investments, corporate equities and government securities.  The Company also provides certain health care and life insurance benefits for some of its retired employees.  The postretirement health plans are unfunded.

Information regarding the Company’s net periodic benefit cost for pension and other postretirement benefit plans for the three months ended April 1, 2016 and March 27, 2015 is as follows (amounts in thousands):

	Pension Benefits		Other Benefits
	Three Months Ended		Three Months Ended
	April 1, 2016	March 27, 2015	April 1, 2016	March 27, 2015
Components of net periodic benefit cost:
Interest cost	$15	$15	$13	$12
Expected return on plan assets	(16)	(16)	-	-
Amortization of net loss	10	12	5	8
Net periodic benefit cost	$9	$11	$18	$20

Index
During the three months ended April 1, 2016, the Company made contributions of $15,000 to the pension plans. The Company expects to contribute an additional $46,000 to pension plans throughout the remainder of 2016.  The Company uses a December 31 measurement date for its pension and other postretirement benefit plans.  The fair value of plan assets was determined by inputs to the valuation which include quoted prices for similar assets in active markets that are observable either directly or indirectly (Level 2 inputs). The Company utilized a third-party to evaluate the fair value of the plan assets and reviews all applicable inputs and calculations for purposes of valuing the plan’s assets.

Note 6.	STOCK INCENTIVE PLANS

The Company has various stock incentive plans that provide for the granting of stock options, nonqualified stock options, SARs, restricted stock, performance units or shares and other incentive awards to certain employees and directors.   SARs entitle the holder to receive cash, upon vesting, equal to the excess of the fair market value of a share of the Company’s common stock on the date of exercise over the fair market value of such share on the date granted. SARs have been granted at or above the market price of the Company’s stock at the date of grant, typically vest over periods up to three years, and expire ten years from the date of issue.  No more than 50% of the cumulative number of vested SARs held by an employee can be exercised in any one calendar year.

As of April 1, 2016 there were 35,000 outstanding SARs and there was no activity during the three months ended April 1, 2016. At April 1, 2016 and December 31, 2015, the aggregate liability related to SARs was $64,000 and $32,000, respectively, and is included in accrued expenses in the Condensed Consolidated Balance Sheets.

Note 7.	INCOME TAXES

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, various states and foreign jurisdictions. The Company and its subsidiaries are generally no longer subject to U.S. federal, state and local examinations by tax authorities for years before 2011.

As of April 1, 2016, the Company had deferred tax assets, net of deferred tax liabilities, of $80.6 million subject to a valuation allowance of $80.7 million.  As of December 31, 2015, the Company had deferred tax assets, net of deferred tax liabilities, of $80.1 million subject to a valuation allowance of $80.2 million.   Domestic net operating loss (“NOL”) carry forwards comprised $64.9 million and $64.4 million of the deferred tax assets as of April 1, 2016 and December 31, 2015, respectively.  Katy’s history of operating losses in many of its taxing jurisdictions provides significant negative evidence with respect to the Company’s ability to generate future taxable income.  The valuation allowance relates to federal, state and foreign net operating loss carry-forwards, foreign and domestic tax credits, and certain other deferred tax assets to the extent they exceed deferred tax liabilities.

Note 8.	RELATED PARTY TRANSACTIONS

Kohlberg & Co., L.L.C. (“Kohlberg”), whose affiliate holds all 1,131,551 shares of the Company’s Convertible Preferred Stock, provides ongoing management oversight and advisory services to the Company.  At April 1, 2016 and December 31, 2015, the Company owed Kohlberg $3.9 million and $3.8 million, respectively, for these services, which is recorded in noncurrent liabilities on the  Condensed Consolidated Balance Sheets. The Company incurs expense of $0.5 million per year for these services. For each of the three months ended April 1, 2016 and March 27, 2015, $0.1 million is recorded in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Loss for these services.

In February 2014, loans of $0.1 million each were received from two directors of the Company, and a loan of $0.2 million was received from Kohlberg. In connection with these loans, the Company entered into subordinated promissory notes with these individuals and Kohlberg, respectively. These notes were used to finance the acquisition of FTW (as defined in Note 10) and were amended in the year ended December 31, 2015 to mature on December 31, 2019. The notes accrue interest at a rate of 15% per year, which will be paid by capitalizing such interest and adding such capitalized interest to the principal amount of the subordinated notes. PIK interest was $0.1 million as of April 1, 2016 and December 31, 2015. The loans and PIK interest are recorded in noncurrent liabilities on the Condensed Consolidated Balances Sheets.

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

On April 7, 2015, Continental Commercial Products (“CCP”), a Delaware limited liability company, and a wholly owned subsidiary the Company, completed the acquisition of substantially all of the  assets and business operations related to the plastics shelving and cabinet business of Centrex Plastics, LLC, an Ohio limited liability company (“Centrex”) and T.R. Plastics, LLC, an Ohio limited liability company (“TR Plastics”) for $23.9 million in cash at closing, plus certain post-closing earnout payments of not less than $2.0 million over three years, as described in the Asset Purchase Agreement dated April 7, 2015 (the “Purchase Agreement”) by and between CCP, Centrex, TR Plastics, and Terrence L. Reinhart, the majority member of Centrex and the sole member of TR Plastics. The acquisition of the Tiffin, Ohio manufacturing facility brings a breadth of shelving and storage cabinet solutions to the Katy consumer storage product line which we believe are highly complementary to our current products.

The accompanying Condensed Consolidated Statements of Income for the three months ended March 27, 2015 do not include any revenues or expenses related to the acquisition prior to the closing date. The following unaudited pro forma condensed consolidated financial information is presented as if the Tiffin, Ohio acquisition had occurred at the beginning of the period presented. In addition, this unaudited pro forma financial information is provided for illustrative purposes only and should not be relied upon as necessarily being indicative of the historical results that would have been obtained if the acquisition had actually occurred during those periods, or the results that may be obtained in the future as a result of the acquisition.

Index
Three Months Ended March 27, 2015
Net Sales	$27,256

Gross profit	4,778

Net income	(160)

Average common shares outstanding - Basic	7,951
Dilutive effect of convertible preferred stock	-
Average common shares outstanding - Diluted	7,951

Loss per share of common stock - Basic	$(0.02)
Loss per share of common stock - Diluted	$(0.02)

Note 11.	SEVERANCE, RESTRUCTURING AND RELATED CHARGES

In the first quarter of 2015, the Company committed to a plan to move its manufacturing facility from Bridgeton, Missouri to Jefferson City, Missouri.  Management estimates the resulting severance, restructuring and related charges will be approximately $6.2 million, of which $1.6 million will be for contract termination costs, $0.7 million will be for severance costs and $3.9 million will be for other relocation associated costs. The relocation is expected to be completed by the end of the second quarter of 2016. The charges for the three months ended and total charges incurred to date are outlined in the below table (amounts in thousands):

	Three Months Ended April 1, 2016	Charges incurred to Date

Contract termination costs	$-	$1,600
Severance costs	-	651
Other associated costs	526	3,868
Total restructuring costs	$526	$6,119

The restructuring charges accrued for at April 1, 2016 are outlined in the below table (amounts in thousands):

	Contract Termination Costs	Severance Costs	Other Associated Costs	Total
Restructuring liabilities at January 1, 2016	$-	$112	$663	$775
Additions	-	-	526	526
Payments	-	(112)	(645)	(757)
Other	-	-	-	-
Restructuring liabilities at April 1, 2016	$-	$-	$544	$544

Index
Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report and the information incorporated by reference in this report contain various “forward-looking statements” as defined in Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act of 1934, as amended.  The forward-looking statements are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management.  We have based these forward-looking statements on current expectations and projections about future events and trends affecting the financial condition of our business. Additional information concerning these and other risks and uncertainties is included in Item 1A under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015.  Words and phrases such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “projects,” “may,” “should,” “will,”  “continue,” “is subject to,” and the like are intended to identify forward-looking statements.  The results referred to in forward-looking statements may differ materially from actual results because they involve estimates, assumptions and uncertainties.  Forward-looking statements included herein are as of the date hereof and we undertake no obligation to revise or update such statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.  All forward-looking statements should be viewed with caution.  These forward-looking statements are subject to risks and uncertainties that may lead to results that differ materially from those expressed in any forward-looking statement made by us or on our behalf, including, among other things:

-	Increases in the cost of, or in some cases continuation of, the current price levels of thermoplastic resins, paper board packaging, corn, cotton and other raw materials.

-	Our inability to realize anticipated cost savings from the move of our manufacturing facility from Bridgeton, Missouri to Jefferson City, Missouri.

-	Our inability to reduce product costs, including manufacturing, sourcing, freight, and other product costs.

-	Our inability to protect our intellectual property rights adequately.

-	Our inability to expand our customer base and increase corresponding revenues.

-	Our inability to achieve product price increases, especially as they relate to potentially higher raw material costs.

-	Unfavorable economic or business conditions, as well as our exposure to the credit risks of our customers and distributors, which may reduce our sales or make it difficult to collect accounts receivable.

-	Competition from foreign and domestic competitors.

-	The potential impact of rising interest rates on our debt outstanding under our debt agreements.

-	Our inability to meet covenants associated with our debt agreements.

-	Our inability to access funds under our current loan agreements or refinance our loan agreements given the current instability in the credit markets.

-	Our failure to identify, and promptly and effectively remediate, any material weaknesses or significant deficiencies in our internal control over financial reporting.

-	The potential impact of rising costs for insurance for properties and various forms of liabilities.

-	Labor issues, including union activities that require an increase in production costs or lead to a strike, thus impairing production and decreasing sales, and labor relations issues at entities involved in our supply chain, including both suppliers and those involved in transportation and shipping.

-	Changes in significant laws and government regulations affecting environmental compliance and income taxes.

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

RESULTS OF OPERATIONS

Three Months Ended April 1, 2016 Versus Three Months Ended March 27, 2015

Net sales increased 33.2% from $21.3 million during the three months ended March 27, 2015 to $28.4 million during the three months ended April 1, 2016.  The increase was a result of the Tiffin, Ohio business acquisition, which contributed an incremental $6.5 million in net sales. Gross margin was 16.3% for the three months ended April 1, 2016, an increase of 130 basis points from the same period a year ago. The increase was primarily a result of lower operating costs associated with the relocation of our Bridgeton, Missouri facility to Jefferson City, Missouri and reduced raw material prices during the three months ended April 1, 2016. As a result of the increase in sales and an increase in gross margin, our gross profit increased $1.4 million from $3.2 million to $4.6 million.

Selling, general and administrative expenses increased $0.7 million to $4.0 million for the three months ended April 1, 2016 from $3.3 million for the same period a year ago. The increase was primarily due to the derecognition of a deferred lease obligation no longer owed as a result of our termination of the lease for our Bridgeton, Missouri facility during the three months ended March 27, 2015.

Severance, restructuring and related charges decreased $1.1 million to $0.5 million for the three months ended April 1, 2016 as compared to $1.6 million for the three months ended March 27, 2015 due to the relocation of our Bridgeton, Missouri facility to Jefferson City, Missouri.

Operating income increased from an operating loss of $1.6 million during the three months ended March 27, 2015 to operating income of $0.1 million during the three months ended April 1, 2016 primarily due to the reduction of severance, restructuring and related charges and increased gross profit. With the exclusion of one-time items related to our facility relocation, operating income was $0.7 million for the three months ended April 1, 2016 versus an operating loss of $0.7 million for the three months ended March 27, 2015.

Interest expense increased by $1.2 million during the three months ended April 1, 2016 as compared to the three months ended March 27, 2015 as a result of the increased borrowings under the BMO Credit Agreement and Second Lien Credit Agreement (See Note 4) which were entered into in the second quarter of 2016.

Overall, we reported a net loss of $1.2 million, or $0.15 per basic and diluted share, for the three months ended April 1, 2016, as compared to a net loss of $1.8 million, or $0.23 per basic and diluted share, for the three months ended March 27, 2015. With the exclusion of one-time items related to our facility relocation, net loss was $0.6 million for the three months ended April 1, 2016 versus a net loss of $1.0 million for the three months ended March 27, 2015.

LIQUIDITY AND CAPITAL RESOURCES

We require funding for working capital needs and capital expenditures.  We believe that our cash flow from operations and the use of available borrowings under the BMO Credit Agreement provides sufficient liquidity for our operations going forward.  As of April 1, 2016, we had cash of $0.1 million and outstanding checks of $0.5 million as compared to cash of $0.1 million and outstanding checks of $0.9 million at December 31, 2015.  Our unused borrowing availability at April 1, 2016 under the BMO Credit Agreement was $2.3 million.  As of December 31, 2015, we had unused borrowing availability of $2.2 million.

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

Index
First Lien Credit Agreement

On April 7, 2015 the Company, Continental Commercial Products, LLC, a Delaware limited liability company, 2155735 Ontario Inc., an Ontario corporation, CCP Canada Inc., an Ontario corporation, FTW Holdings, Inc., a Delaware corporation, and Fort Wayne Plastics, Inc., an Indiana corporation, wholly owned direct or indirect subsidiaries of the Company (the foregoing, including the Company, the “Borrowers”), and BMO, as lender entered into Amendment No. 1 to Credit and Security Agreement, among the Borrowers and BMO (“Amendment No. 1”) to amend that certain Credit and Security Agreement, dated February 19, 2014 (the “Original BMO Credit Agreement”), among the Borrowers and BMO (the Original Credit Agreement, as amended by Amendment No. 1, the “BMO Credit Agreement”) and to obtain the consent of BMO for the acquisition of a manufacturing facility in Tiffin, Ohio.

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

The Original BMO Credit Agreement was further amended pursuant to Amendment No. 1 to extend the maturity date of the credit facility from February 17, 2017 to April 7, 2018.  The borrowing base continues to be determined by eligible inventory, accounts receivable, machinery and equipment and owned real estate amounting to $26.9 million at April 1, 2016 and $27.3 million at December 31, 2015, respectively. The borrowing base under the BMO Credit Agreement is reduced by the outstanding amount of standby and commercial letters of credit. Currently, the Company’s largest letters of credit relate to its casualty insurance programs. Total outstanding letters of credit were $1.6 million and $1.1 million at April 1, 2016 and December 31, 2015, respectively.

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

On December 15, 2015 the Company entered into Amendment No. 2 to the Credit and Security Agreement to amend the BMO Credit Agreement to redefine the definition of EBITDA to exclude certain non-recurring expenses associated with the Company’s former Bridgeton, Missouri facility.

On March 30, 2016 the Company, entered into an Amendment No. 3 to the Credit and Security Agreement and Waiver (the “Amendment No. 3”) to amend the BMO Credit Agreement. Amendment No. 3 provided the borrowers under the BMO Credit Agreement with additional flexibility under certain financial covenants in future periods ending in 2016 and waives certain covenant defaults for the quarter ended December 31, 2015. Further, Amendment No. 3 replaces the consolidated fixed charge coverage ratio covenant for the test period for the fiscal quarters ending on or closest to March 31, 2016, June 30, 2016, September 30, 2016 and December 31, 2016 and provides for monthly testing of the minimum consolidated EBITDA and leverage ratio financial covenants for the monthly period ending on or closest to the last day of each month from March 2016 through September 2016 in lieu of quarterly testing during such period. The Company was in compliance with the financial covenants at April 1, 2016.

Index
Amendment No. 3 provides that a termination fee shall be payable in the event that the revolving credit commitment under the BMO Credit Agreement is terminated prior to the revolving credit maturity date.  The termination fee is equal to 2% of the revolving credit commitment of $33,000,000 if the revolving credit commitment is terminated on or before the first anniversary of Amendment No. 3 or 1% if the revolving credit commitment is thereafter terminated prior to the revolving credit maturity date under the BMO Credit Agreement.

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

On December 15, 2015, the Company entered into Amendment No. 1 to the Second Lien Credit Agreement (“Second Lien Amendment No. 1”) to amend the Second Lien Credit Agreement to redefine the definition of EBITDA to exclude certain non-recurring expenses associated with the Company’s former Bridgeton, Missouri facility.

On March 30, 2016, the SL Obligors entered into a Limited Waiver and Amendment to the Second Lien Credit Agreement (the “Second Lien Amendment No. 2”) to amend the Second Lien Credit Agreement. The Second Lien Amendment No. 2 provides the borrowers under the Second Lien Credit Agreement with additional flexibility under certain financial covenants in future periods ending in 2016 and waives certain covenant defaults for the quarter ended December 31, 2015. Further, the Second Lien Amendment No. 2 replaces the consolidated fixed charge coverage ratio covenant for the test period for the fiscal quarters ending on or closest to March 31, 2016, June 30, 2016, September 30, 2016 and December 31, 2016 and provides for monthly testing of the minimum consolidated EBITDA and leverage ratio financial covenants for the monthly period ending on or closest to the last day of each month from March 2016 through September 2016 in lieu of quarterly testing during such period. The Company was in compliance with the financial covenants at April 1, 2016.

All of the debt under the BMO Credit Agreement and Second Lien Credit Agreement are re-priced to current rates at frequent intervals.  Therefore, its fair value approximates their carrying value at April 1, 2016.  For the three months ended April 1, 2016, the Company had amortization of debt issuance costs, included within interest expense, of $0.2 million. For the three months ended March 27, 2015, the Company had amortization of debt issuance costs, included within interest expense, of $0.1 million.

In February 2016, the Company entered into a capital lease agreement to acquire certain manufacturing equipment. The Company is obligated to make sixty monthly payments of $8,818. At the inception of the lease the Company recorded an asset and a capital lease obligation equal to the present value of minimum lease payments equal to approximately $0.5 million. At April 1, 2016 the current and long term capital lease obligation of $0.1 million and $0.4 million were recorded in accrued expenses and other noncurrent liabilities on the Condensed Consolidated Balance Sheets.

Index
Cash Flows

Cash used in operating activities before changes in operating assets and liabilities was $1.2 million in the three months ended March 27, 2015 as compared to $0.1 million in the same period of 2016. Changes in operating assets and liabilities from continuing operations provided $2.1 million in the three months ended April 1, 2016 as compared to $2.3 million in the same period of 2015.

Cash flows used by investing activities of $0.7 million in the three months ended April 1, 2016 were primarily due to capital expenditures related to the relocation of the Bridgeton, Missouri facility to Jefferson City, Missouri.

Cash flows used by financing activities of $1.3 million in the three months ended April 1, 2016 were due to a reduction of $0.8 million in our bank borrowings, net of debt issuance costs since December 31, 2015, primarily due to the timing of needed borrowings.

OFF-BALANCE SHEET ARRANGEMENTS

As of April 1, 2016, the Company had no off-balance sheet arrangements.

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

CRITICAL ACCOUNTING POLICIES

We disclosed details regarding certain of our critical accounting policies in the Management’s Discussion and Analysis section of our Annual Report on Form 10-K for the year ended December 31, 2015 (Part II, Item 7).  There have been no material changes to these policies as of April 1, 2016 except as noted below.

During the three months ended April 1, 2016, we adopted Accounting Standards Update (“ASU”) 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). As shown in the table below, pursuant to the guidance in ASU 2015-03, we have reclassified unamortized debt issuance costs associated with our term loan (see Note 4 for detail) in our previously reported Condensed Consolidated Balance Sheets as of December 31, 2015 to conform to our presentation as of April 1, 2016 as follows (amounts in thousands):

	As presented December 31, 2015	Reclassifications	As adjusted December 31, 2015
Other assets	$3,882	$(2,135)	$1,747
Current maturities of long-term debt	1,800	(657)	1,143
Long-term debt	22,913	(1,478)	21,435

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended April 1, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. RISK FACTORS

We are affected by risks specific to us as well as factors that affect all businesses operating in a global market.  The significant factors known to us that could materially adversely affect our business, financial condition, or operating results are described in Part I, Item 1A of our Annual Report on Form 10-K, filed on March 30, 2016. There has been no material change in those risk factors.

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3.    DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.    MINE SAFETY DISCLOSURES

Not applicable.

Item 5.    OTHER INFORMATION

Our common stock is quoted on the OTC Pink tier of the OTC Markets Group, an inter-dealer quotation and trading system, under the symbol “KATY”. Previously, our common stock was quoted on the OTC Bulletin Board under the symbol "KATY". OTC Pink offers a quotation service to companies that are unable to list their securities on an exchange or for companies, such as ours, whose securities are not eligible for quotation on the OTC Bulletin Board. The requirements for quotation on the OTC Pink are considerably lower and less regulated than those of the OTC Bulletin Board or an exchange.

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

Index
10.6	Asset Purchase Agreement dated April 7, 2015 among Continental Commercial Products, LLC, Centrex Plastics, LLC, T.R. Plastics, LLC, and Terrence L. Reinhart.	*
10.7
Limited Waiver and Amendment to Second Lien Credit and Security Agreement dated March 30, 2016 among Katy Industries, Inc., Continental Commercial Products, LLC, FTW Holdings, Inc., Fort Wayne Plastics, Inc., 2155735 Ontario Inc., CCP Canada Inc., the lenders party thereto and Victory Park Management, LLC, as Agent.
*
10.8
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

KATY INDUSTRIES, INC.
Registrant

DATE: May 3, 2016	By	/s/ David J. Feldman
David J. Feldman
President and Chief Executive Officer

	By	/s/ Curt Kroll
Curt Kroll
Vice President, Treasurer and Chief Financial Officer