Form 10-Q
period 2016-07-01
KATY INDUSTRIES INC
filed 2016-09-13
CIK 54681

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  July 1, 2016

Or

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from_______________ to________________

Commission File Number 001-05558

Katy Industries, Inc.
(Exact name of registrant as specified in its charter)

Delaware	75-1277589
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11840 Westline Industrial Drive, Suite 200, St. Louis, Missouri	63146
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class	Outstanding at September 13, 2016
Common Stock, $1 Par Value	7,951,176 Shares

KATY INDUSTRIES, INC.
FORM 10-Q
July 1, 2016

Index
KATY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF JULY 1, 2016 AND DECEMBER 31, 2015
 (Amounts in Thousands)
(Unaudited)

	July 1, 2016	December 31, 2015
Assets
Current Assets:
Cash	$75	$53
Accounts receivable, net	14,352	12,211
Inventories, net	15,313	19,267
Other current assets	2,333	2,164
Total current assets	32,073	33,695
Other Assets:
Goodwill	8,377	8,377
Intangibles, net	20,339	20,877
Other	1,804	1,747
Total other assets	30,520	31,001
Property and Equipment:
Land and improvements	535	535
Buildings and improvements	6,859	6,269
Machinery and equipment	46,418	44,617
	53,812	51,421
Less - Accumulated depreciation	(37,631)	(36,646)
Property and equipment, net	16,181	14,775
Total assets	$78,774	$79,471

See Notes to Condensed Consolidated Financial Statements.

Index
KATY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF JULY 1, 2016 AND DECEMBER 31, 2015
 (Amounts in Thousands, Except Share Data)
(Unaudited)

	July 1, 2016	December 31, 2015
Liabilities and Stockholders' Deficit
Current Liabilities:
Accounts payable	$23,084	$20,440
Book overdraft	588	918
Accrued compensation	1,130	1,149
Accrued expenses	7,809	7,142
Deferred revenue	41	130
Current maturities of long-term debt	2,263	1,143
Revolving credit agreement	22,981	23,969
Total current liabilities	57,896	54,891
Payable to Related Party	4,564	4,268
Long-Term Debt	20,934	21,435
Other Liabilities	7,331	7,615
Total liabilities	90,725	88,209
COMMITMENTS AND CONTINGENCIES (Note 9)
Stockholders' Deficit
15% Convertible preferred stock, $100 par value; authorized 1,200,000 shares; issued and outstanding 1,131,551 shares; liquidation value $113,155	108,256	108,256
Common stock, $1 par value; authorized 35,000,000 shares; issued 9,822,304 shares	9,822	9,822
Additional paid-in capital	27,110	27,110
Accumulated other comprehensive loss	(1,617)	(1,631)
Accumulated deficit	(134,085)	(130,858)
Treasury stock, at cost, 1,871,128 shares	(21,437)	(21,437)
Total stockholders' deficit	(11,951)	(8,738)
Total liabilities and stockholders' deficit	$78,774	$79,471

See Notes to Condensed Consolidated Financial Statements.

Index
KATY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE THREE AND SIX MONTHS ENDED JULY 1, 2016 AND JUNE 26, 2015
(Amounts in Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended		Six Months Ended
	July 1, 2016	June 26, 2015	July 1, 2016	June 26, 2015

Net sales	$30,138	$31,344	$58,532	$52,654
Cost of goods sold	26,723	26,152	50,497	44,257
Gross profit	3,415	5,192	8,035	8,397
Selling, general and administrative expenses	3,879	4,374	7,834	7,626
Severance, restructuring and related charges	235	537	761	2,137
Operating (loss) income	(699)	281	(560)	(1,366)
Interest expense	(1,324)	(1,291)	(2,716)	(1,500)
Other, net	34	37	64	65
Loss before income tax expense	(1,989)	(973)	(3,212)	(2,801)
Income tax expense	(9)	(7)	(15)	(15)
Net loss	$(1,998)	$(980)	$(3,227)	$(2,816)
Other comprehensive (loss) income:
Foreign currency translation	(9)	(26)	14	(84)
Total comprehensive loss	$(2,007)	$(1,006)	$(3,213)	$(2,900)

Loss per share of common stock - Basic & Diluted	$(0.25)	$(0.12)	$(0.41)	$(0.35)

Weighted average common shares outstanding:
Basic	7,951	7,951	7,951	7,951
Diluted	7,951	7,951	7,951	7,951

See Notes to Condensed Consolidated Financial Statements.

Index
KATY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JULY 1, 2016 AND JUNE 26, 2015
(Amounts in Thousands)
(Unaudited)

	Six Months Ended
	July 1, 2016	June 26, 2015
Cash flows from operating activities:
Net loss	$(3,227)	$(2,816)
Depreciation	1,040	1,301
Amortization of intangible assets	537	242
Amortization of debt issuance costs	74	114
Stock-based compensation	24	63
Payment In Kind interest expense	564	227
Other	(20)	-
	(1,008)	(869)
Changes in operating assets and liabilities:
Accounts receivable	(2,158)	(1,886)
Inventories	3,920	(2,049)
Other assets	(155)	(349)
Accounts payable	1,960	4,250
Accrued expenses	652	421
Payable to related party	250	337
Deferred revenue	(89)	(89)
Other liabilities	(628)	1,215
	3,752	1,850
Net cash provided by operations	2,744	981

Cash flows from investing activities:
Payment for acquisition, net of cash received	-	(23,855)
Capital expenditures	(1,348)	(1,437)
Net cash used in investing activities	(1,348)	(25,292)

Cash flows from financing activities:
Net borrowings on revolving credit facility	(988)	3,465
Proceeds from term loan facility	-	24,000
Payment on capital lease obligation	(44)	-
Decrease in book overdraft	(330)	(406)
Direct costs associated with debt facilities	(94)	(2,627)
Net cash (used in) provided by financing activities	(1,456)	24,432

Effect of exchange rate changes on cash	82	(139)
Net increase (decrease) in cash	22	(18)
Cash, beginning of period	53	66
Cash, end of period	$75	$48

Supplemental cash flows disclosure:
Interest paid	$1,714	$813
Income taxes paid	$21	$30
Supplemental information of non-cash investing and financing activities:
Accrued contingent earnout payment	$-	$2,000
Capital leases included in accrued expenses and other noncurrent liabilities	$428	$-
Capital expenditures included in accounts payable	$621	$526
Collateralized debt fees included in accrued expenses	$240	$-

See Notes to Condensed Consolidated Financial Statements.

Index
KATY INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.	SIGNIFICANT ACCOUNTING POLICIES

Consolidation Policy and Basis of Presentation – The condensed consolidated financial statements include the accounts of Katy Industries, Inc. and subsidiaries in which it has a greater than 50% voting interest or significant influence, collectively “Katy” or the “Company”.  All significant intercompany accounts, profits and transactions have been eliminated in consolidation.  The Condensed Consolidated Balance Sheet at July 1, 2016 and the related Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended July 1, 2016 and June 26, 2015 and Condensed Consolidated Statement of Cash Flows for the six months ended July 1, 2016 and June 26, 2015 have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial condition, results of operations and cash flows of the Company for the interim periods.  Interim results may not be indicative of results to be realized for the entire year.  The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.  The Condensed Consolidated Balance Sheet as of December 31, 2015 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States (“GAAP”).

Fiscal Year – The Company operates and reports using a 4-4-5 fiscal year which always ends on December 31.  As a result, December and January do not typically consist of five and four weeks, respectively.  The three months ended July 1, 2016 and June 26, 2015 consisted of 64 and 63 shipping days, respectively.  The six months ended July 1, 2016 and June 26, 2015 consisted of 129 and 123 shipping days, respectively.

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

Inventories – At July 1, 2016 and December 31, 2015, approximately 58% and 67%, respectively, of Katy’s inventories were accounted for using the last-in, first-out (“LIFO”) method of costing, while the remaining inventories were accounted for using the first-in, first-out (“FIFO”) method.  Current cost, as determined using the FIFO method, exceeded LIFO cost by $3.6 million at July 1, 2016 and December 31, 2015. The components of inventories are as follows as of July 1, 2016 and December 31, 2015, respectively (amounts in thousands):

	July 1, 2016	December 31, 2015

Raw materials	$9,760	$11,262
Finished goods	9,863	12,380
Inventory reserves	(687)	(738)
LIFO reserve	(3,623)	(3,637)
	$15,313	$19,267

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

Index
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

Share-Based Payment – Compensation cost recognized during the three and six months ended July 1, 2016 and June 26, 2015 includes compensation cost for outstanding stock appreciation rights (“SARs”) as of July 1, 2016 and June 26, 2015 based on the July 1, 2016 and the June 26, 2015 fair values, respectively.  The Company re-measures the fair value of SARs each reporting period until the award is settled and compensation expense is recognized each reporting period for changes in fair value and vesting.

Compensation expense is included in selling, general and administrative expense in the Condensed Consolidated Statements of Operations.  The components of compensation expense are as follows for the three and six months ended July 1, 2016 and June 26, 2015, respectively (amounts in thousands):

	Three Months Ended		Six Months Ended
	July 1, 2016	June 26, 2015	July 1, 2016	June 26, 2015

Stock appreciation right (income) expense	$(8)	$43	$24	$63

The fair value of SARs, a liability award, was estimated at July 1, 2016 and June 26, 2015 using a Black-Scholes option pricing model.  The Company estimated the expected term by averaging the minimum and maximum lives expected for each award.  In addition, the Company estimated volatility by considering its historical stock volatility over a term comparable to the remaining expected life of each award.  The risk-free interest rate is the current yield available on U.S. treasury issues with a remaining term equal to each award.  The Company estimates forfeitures using historical results.  Its estimates of forfeitures will be adjusted over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from their estimate.  The assumptions for expected term, volatility and risk-free rate are presented in the table below as of July 1, 2016 and June 26, 2015, respectively:

	July 1, 2016	June 26, 2015

Expected term (years)	0.2 - 5.0	1.2 - 5.0
Volatility	181.2% - 305.34%	149.8% - 323.0%
Risk-free interest rate	0.2% - 1.0%	0.4% - 1.7%

Accumulated Other Comprehensive Loss – The components of accumulated other comprehensive loss are foreign currency translation adjustments and pension and other postretirement benefits adjustments.  The balance of the foreign currency translation adjustments account was $1.0 at July 1, 2016 and December 31, 2015. The balance of the pension and other postretirement benefits adjustments account was $0.7 million at July 1, 2016 and December 31, 2015.

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

Index
Reclassifications – The Company adopted Accounting Standards Update (“ASU”) 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”) during the first quarter of fiscal 2016. As shown in the table below, pursuant to the guidance in ASU 2015-03, we have reclassified unamortized debt issuance costs associated with our term loan (see Note 4 for detail) in our previously reported Condensed Consolidated Balance Sheets as of December 31, 2015 to conform to our presentation as of July 1, 2016 as follows (amounts in thousands):

	As presented December 31, 2015	Reclassifications	As adjusted December 31, 2015
Other assets	$3,882	$(2,135)	$1,747
Current maturities of long-term debt	1,800	(657)	1,143
Long-term debt	22,913	(1,478)	21,435

As shown in the table below, pursuant to the guidance in ASU 2015-03, we have reclassified unamortized debt issuance costs associated with our term loan (see Note 4 for detail) in our previously reported Condensed Consolidated Statements of Cash Flows as of June 26, 2015 to conform to our presentation as of July 1, 2016 as follows (amounts in thousands):

	As presented June 26, 2015	Reclassifications	As adjusted June 26, 2015
Amortization of debt issuance costs	$278	$(164)	$114
Accrued expenses	257	164	421

Note 2.	RECENT ACCOUNTING PRONOUNCEMENTS

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842),” which requires lessees to recognize a right-of-use asset and lease liability for all leases with terms of more than 12 months. Recognition, measurement and presentation of expenses will depend on classification as a finance or operating lease. This guidance is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the impact to its future financial statements.

Index
Note 3.	LOSS PER SHARE

The condensed consolidated financial statements include basic and diluted loss per share. Diluted per share information is calculated by considering the impact of potential common stock on the weighted average shares outstanding. Potential common stock consists of (a) incremental shares that would be available for issuance upon the assumed exercise of stock options “in the money” based on the average stock price for the respective period and (b) convertible preferred shares (see Note 8), accounted for using the “if converted” basis, which assumes their conversion to common stock at a ratio of 16.6:1.

As of July 1, 2016 and June 26, 2015, all options had expired. At July 1, 2016 and June 26, 2015, 1,131,551 convertible preferred shares were outstanding, which are in total, convertible into 18,859,183 shares of the Company’s common stock. Convertible preferred shares were not included in the calculation of diluted loss per share for the three and six months ended July 1, 2016 and June 26, 2015 because of their anti-dilutive impact as a result of the Company’s net loss position.

Note 4.	DEBT

Long-term debt consists of the following as of July 1, 2016 and December 31, 2015 (amounts in thousands):

	July 1, 2016	December 31, 2015

Revolving loans payable	$22,981	$23,969
Second Lien term loan	25,231	24,713
Debt issuance costs	(2,034)	(2,135)
Total debt	46,178	46,547
Less revolving loans payable, classified as current	(22,981)	(23,969)
Less current maturities	(3,000)	(1,800)
Less current debt issuance costs	737	657
Long-term debt	$20,934	$21,435

First Lien Credit Agreement

On February 19, 2014, the Company and BMO Harris Bank N.A. (“BMO”) entered into a Credit and Security Agreement (the “Original BMO Credit Agreement or, as subsequently amended, the “BMO Credit Agreement”),  which provided the Company a $27.0 million revolving credit facility, including a $3.0 million sub-limit for letters of credit. The proceeds of the Company’s initial borrowing under the BMO Credit Agreement were used to repay the Company’s prior credit facility, finance the acquisition of FTW Holdings, Inc., and pay certain fees and expenses related to the negotiation and consummation of the Original BMO Credit Agreement. All extensions of credit under the BMO Credit Agreement are collateralized by a first priority security interest in and lien upon substantially all present and future assets and properties of the Company.

On April 7, 2015, the Company, Continental Commercial Products, LLC, a Delaware limited liability company, 2155735 Ontario Inc., an Ontario corporation, CCP Canada Inc., an Ontario corporation, FTW Holdings, Inc., a Delaware corporation, and Fort Wayne Plastics, Inc., an Indiana corporation, wholly owned direct or indirect subsidiaries of the Company (the foregoing, including the Company, the “Borrowers”), and BMO, as lender entered into Amendment No. 1 to the Original BMO Credit Agreement (“Amendment No. 1”) to amend the Original BMO Credit Agreement and to obtain the consent of BMO for the acquisition of a manufacturing facility in Tiffin, Ohio.

Pursuant to Amendment No. 1, the revolving credit facility under the Original BMO Credit Agreement was increased from an amount not to exceed $27.0 million to an amount not to exceed $33.0 million.  The revolving credit facility under the BMO Credit Agreement continues to include a $3.0 million sub-limit for letters of credit. The proceeds advanced under the BMO Credit Agreement on April 7, 2015 were used to pay certain fees and expenses related to the negotiation and consummation of Amendment No. 1 and the acquisition of our Tiffin, Ohio manufacturing facility (as described in Note 10). Subject to the terms of an  Intercreditor and Subordination Agreement, dated as of April 7, 2015 (the “Intercreditor Agreement”), between BMO and the SL Agent (as defined below), all extensions of credit under the BMO Credit Agreement are collateralized by a first priority security interest in and lien upon substantially all present and future assets and properties of the Borrowers.

Index
The Original BMO Credit Agreement was further amended pursuant to Amendment No. 1 to extend the maturity date of the credit facility from February 17, 2017 to April 7, 2018.  The borrowing base continues to be determined by eligible inventory, accounts receivable, machinery and equipment and owned real estate amounting to $24.8 million at July 1, 2016 and $27.3 million at December 31, 2015, respectively. The borrowing base under the BMO Credit Agreement is reduced by the outstanding amount of standby and commercial letters of credit. Currently, the Company’s largest letters of credit relate to its casualty insurance programs. Total outstanding letters of credit were $1.6 million and $1.1 million at July 1, 2016 and December 31, 2015, respectively.

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

On December 15, 2015, the Company entered into Amendment No. 2 to the Credit and Security Agreement to amend the BMO Credit Agreement to redefine the definition of EBITDA to exclude certain non-recurring expenses associated with the Company’s former Bridgeton, Missouri facility.

On March 30, 2016, the Company entered into Amendment No. 3 to the Credit and Security Agreement and Waiver (“Amendment No. 3”) to amend the BMO Credit Agreement to provide the Borrowers with additional flexibility under certain financial covenants in future periods ending in 2016 and waive certain covenant defaults for the quarter ended December 31, 2015. Further, Amendment No. 3 replaces the consolidated fixed charge coverage ratio covenant for the test period for the fiscal quarters ending on or closest to March 31, 2016, June 30, 2016, September 30, 2016 and December 31, 2016 and provides for monthly testing of the minimum consolidated EBITDA and leverage ratio financial covenants for the monthly period ending on or closest to the last day of each month from March 2016 through September 2016 in lieu of quarterly testing during such period.

Amendment No. 3 provides that a termination fee shall be payable in the event that the revolving credit commitment under the BMO Credit Agreement is terminated prior to the revolving credit maturity date.  The termination fee is equal to 2% of the revolving credit commitment of $33.0 million if the revolving credit commitment is terminated on or before the first anniversary of Amendment No. 3 or 1% if the revolving credit commitment is thereafter terminated prior to the revolving credit maturity date under the BMO Credit Agreement.

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

On August 11, 2016, the Company entered into Amendment No. 4 and Forbearance Agreement (the “Forbearance Agreement”), further amending the BMO Credit Agreement (see Note 12).  Pursuant to the Forbearance Agreement, BMO agreed, among other things, to forbear from exercising its rights and remedies under the BMO Credit Agreement in respect of existing defaults and certain other anticipated defaults for a period of up to six months.

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

Index
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

The term loan under the Second Lien Credit Agreement originally bore interest (i) at a cash interest rate of the LIBOR (One Month) Rate then in effect plus 9.5% per annum and (ii) a Payment in Kind (“PIK”) interest rate equal to 4.00% per annum. The PIK interest is added to long-term debt per the Second Lien Credit Agreement as it is not due until maturity.  The interest rate was modified pursuant to the Fourth Amendment to the Second Lien Credit and Security Agreement, as described in Note 12.  The maturity date of the credit facility under the Second Lien Credit Agreement is April 6, 2019.

Pursuant to the Second Lien Credit Agreement, the SL Borrowers are required to make quarterly amortization payments and annual excess cash flow prepayments equal to 25% of annual excess cash flow as defined in the agreement.  The Second Lien Credit Agreement includes the following financial covenants: a consolidated fixed charge coverage ratio, a maximum annual capital expenditures, a minimum consolidated EBITDA, a minimum availability under the BMO Credit Agreement and a leverage ratio.

On December 15, 2015, the Company entered into Amendment No. 1 to the Second Lien Credit Agreement to amend the Second Lien Credit Agreement to redefine the definition of EBITDA to exclude certain non-recurring expenses associated with the Company’s former Bridgeton, Missouri facility.

On March 30, 2016, the SL Obligors entered into a Limited Waiver and Amendment to the Second Lien Credit Agreement (the “Second Lien Amendment No. 2”) to further amend the Second Lien Credit Agreement. The Second Lien Amendment No. 2 provides the SL Borrowers with additional flexibility under certain financial covenants in future periods ending in 2016 and waives certain covenant defaults for the quarter ended December 31, 2015. Further, the Second Lien Amendment No. 2 replaces the consolidated fixed charge coverage ratio covenant for the test period for the fiscal quarters ending on or closest to March 31, 2016, June 30, 2016, September 30, 2016 and December 31, 2016 and provides for monthly testing of the minimum consolidated EBITDA and leverage ratio financial covenants for the monthly period ending on or closest to the last day of each month from March 2016 through September 2016 in lieu of quarterly testing during such period.

On July 22, 2016, the Company entered into Amendment No. 3 to the Second Lien Credit Agreement (the “Third Amendment”), pursuant to which the SL Agent extended an additional $750,000 term loan to the Company (see Note 12). The Third Amendment did not materially modify the terms of the Second Lien Credit Agreement.

On August 11, 2016, the Company entered into the Fourth Amendment to the Second Lien Credit and Security Agreement, which further amended the Second Lien Credit Agreement (see Note 12).

For the three and six months ended July 1, 2016, the Company had amortization of debt issuance costs, included within interest expense, of $0.2 million and $0.4 million, respectively. For the three and six months ended June 26, 2015, the Company had amortization of debt issuance costs, included within interest expense, of $0.2 million and $0.3 million, respectively.

Index
Capital Lease

In February 2016, the Company entered into a capital lease agreement to acquire certain manufacturing equipment. The Company is obligated to make sixty monthly payments of $8,818. At the inception of the lease, the Company recorded an asset and a capital lease obligation equal to the present value of minimum lease payments equal to approximately $0.5 million. At July 1, 2016, the current and long term capital lease obligation of $0.1 million and $0.3 million were recorded in accrued expenses and other noncurrent liabilities on the Condensed Consolidated Balance Sheets. Aggregate remaining scheduled maturities of the capital lease obligation as of July 1, 2016 are as follows (amounts in thousands):

Six months ended December 31, 2016	$44
Year ended December 31, 2017	106
Year ended December 31, 2018	106
Year ended December 31, 2019	106
Year ended December 31, 2020	106
Thereafter	7
Amount representing interest payments	(47)
Total capital lease obligation	$428

Note 5.	RETIREMENT BENEFIT PLANS

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

Information regarding the Company’s net periodic benefit cost for pension and other postretirement benefit plans for the three and six months ended July 1, 2016 and June 26, 2015 is as follows (amounts in thousands):

	Three Months Ended		Six Months Ended
	July 1, 2016	June 26, 2015	July 1, 2016	June 26, 2015
Components of net periodic benefit cost:
Interest cost	$14	$14	$29	$29
Expected return on plan assets	(16)	(17)	(32)	(33)
Amortization of net loss	10	12	20	24
Net periodic benefit cost	$8	$9	$17	$20

	Other Benefits
	Three Months Ended		Six Months Ended
	July 1, 2016	June 26, 2015	July 1, 2016	June 26, 2015
Components of net periodic benefit cost:
Interest cost	$12	$13	$25	$25
Amortization of net loss	5	9	10	17
Net periodic benefit cost	$17	$22	$35	$42

During the six months ended July 1, 2016, the Company made contributions of $31,000 to the pension plans. The Company expects to contribute an additional $30,000 to pension plans throughout the remainder of 2016.  The Company uses a December 31 measurement date for its pension and other postretirement benefit plans.  The fair value of plan assets was determined by inputs to the valuation which include quoted prices for similar assets in active markets that are observable either directly or indirectly (Level 2 inputs). The Company utilized a third-party to evaluate the fair value of the plan assets and reviews all applicable inputs and calculations for purposes of valuing the plan’s assets.

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

Index
As of July 1, 2016 there were 41,000 outstanding SARs. For the three and six months ended July 1, 2016, 6,000 SARs were issued. At July 1, 2016 and December 31, 2015, the aggregate liability related to SARs was $56,000 and $32,000, respectively, and is included in accrued expenses in the Condensed Consolidated Balance Sheets.

Note 7.	INCOME TAXES

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, various states and foreign jurisdictions. The Company and its subsidiaries are generally no longer subject to U.S. federal, state and local examinations by tax authorities for years before 2011.

As of July 1, 2016, the Company had deferred tax assets, net of deferred tax liabilities, of $81.3 million subject to a valuation allowance of $81.4 million.  As of December 31, 2015, the Company had deferred tax assets, net of deferred tax liabilities, of $80.1 million subject to a valuation allowance of $80.2 million.   Domestic net operating loss (“NOL”) carry forwards comprised $65.6 million and $64.4 million of the deferred tax assets as of July 1, 2016 and December 31, 2015, respectively.  Katy’s history of operating losses in many of its taxing jurisdictions provides significant negative evidence with respect to the Company’s ability to generate future taxable income.  The valuation allowance relates to federal, state and foreign net operating loss carry-forwards, foreign and domestic tax credits, and certain other deferred tax assets to the extent they exceed deferred tax liabilities.

Note 8.	RELATED PARTY TRANSACTIONS

For each of the three and six months ended July 1, 2016 and June 26, 2015, Kohlberg & Co., L.L.C. (the “Kohlberg Manager”), whose affiliate held all 1,131,551 shares of the Company’s Convertible Preferred Stock at July 1, 2016, provided ongoing management oversight and advisory services to the Company.  At July 1, 2016 and December 31, 2015, the Company owed the Kohlberg Manager $4.0 million and $3.8 million, respectively, for these services, which is recorded in noncurrent liabilities on the  Condensed Consolidated Balance Sheets. The Company incurred expense of $0.5 million per year for these services. For each of the three and six months ended July 1, 2016 and June 26, 2015, $0.3 million is recorded in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Loss for these services.

In February 2014, loans of $0.1 million each were received from two directors of the Company, and a loan of $0.2 million was received from the Kohlberg Manager. In connection with these loans, the Company entered into subordinated promissory notes with these individuals and the Kohlberg Manager, respectively. These notes were used to finance the acquisition of FTW Holdings, Inc. and were amended in the year ended December 31, 2015 to mature on December 31, 2019. The notes accrue interest at a rate of 15% per year, which will be paid by capitalizing such interest and adding such capitalized interest to the principal amount of the subordinated notes. PIK interest was $0.2 million as of July 1, 2016 and $0.1 million as of December 31, 2015. The loans and PIK interest are recorded in noncurrent liabilities on the Condensed Consolidated Balances Sheets.

On August 11, 2016, the Kohlberg Manager’s ongoing management oversight and advisory services were terminated upon the consummation of the transactions contemplated by the SPA (as defined in Note 12), and all amounts owed to the Kohlberg Manager (other than limited indemnification rights) were waived in connection with the mutual release described in Note 12.

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

On April 7, 2015, Continental Commercial Products (“CCP”), a Delaware limited liability company, and a wholly owned subsidiary the Company, completed the acquisition of substantially all of the  assets and business operations related to the plastics shelving and cabinet business of Centrex Plastics, LLC, an Ohio limited liability company (“Centrex”) and T.R. Plastics, LLC, an Ohio limited liability company (“TR Plastics”) for $23.9 million in cash at closing, plus certain post-closing earnout payments of not less than $2.0 million over three years, as described in the Asset Purchase Agreement dated April 7, 2015 (the “Purchase Agreement”) by and between CCP, Centrex, TR Plastics, and Terrence L. Reinhart, the majority member of Centrex and the sole member of TR Plastics. The acquisition of the Tiffin, Ohio manufacturing facility brings a breadth of shelving and storage cabinet solutions to the Katy consumer storage product line which we believe are highly complementary to our current products. On August 11, 2016, additional terms regarding the earnout payments were agreed upon in the Fourth Amendment to the Second Lien Credit and Security Agreement (see Note 12).

The accompanying Condensed Consolidated Statements of Income for the three and six months ended June 26, 2015 do not include any revenues or expenses related to the acquisition prior to the closing date. The following unaudited pro forma condensed consolidated financial information is presented as if the Tiffin, Ohio acquisition had occurred at the beginning of the period presented. In addition, this unaudited pro forma financial information is provided for illustrative purposes only and should not be relied upon as necessarily being indicative of the historical results that would have been obtained if the acquisition had actually occurred during those periods, or the results that may be obtained in the future as a result of the acquisition.

	Three Months Ended June 26, 2015	Six Months Ended June 26, 2015
Net Sales	$32,127	$59,383

Gross profit	5,392	10,170

Net income	(780)	(940)

Average common shares outstanding - Basic	7,951	7,951
Dilutive effect of convertible preferred stock	-	-
Average common shares outstanding - Diluted	7,951	7,951

Loss per share of common stock - Basic	$(0.10)	$(0.12)
Loss per share of common stock - Diluted	$(0.10)	$(0.12)

Index
Note 11.	SEVERANCE, RESTRUCTURING AND RELATED CHARGES

In the first quarter of 2015, the Company committed to a plan to move its manufacturing facility from Bridgeton, Missouri to Jefferson City, Missouri.  The resulting severance, restructuring and related charges were $6.4 million, of which $1.6 million was for contract termination costs, $0.7 million was for severance costs and $4.1 million was for other relocation associated costs. The relocation was completed in the second quarter of 2016. The charges for the three and six months ended and total charges incurred to date are outlined in the below table (amounts in thousands):

	Three Months Ended July 1, 2016	Six Months Ended July 1, 2016	Charges incurred to Date

Contract termination costs	$-	$-	$1,600
Severance costs	-	-	651
Other associated costs	235	761	4,103
Total restructuring costs	$235	$761	$6,354

The restructuring charges accrued for at July 1, 2016 are outlined in the below table (amounts in thousands):

	Contract Termination Costs	Severance Costs	Other Associated Costs	Total
Restructuring liabilities at January 1, 2016	$-	$112	$663	$775
Additions	-	-	761	761
Payments	-	(112)	(1,149)	(1,261)
Other	-	-	-	-
Restructuring liabilities at July 1, 2016	$-	$-	$275	$275

Note 12.	SUBSEQUENT EVENTS

On August 11, 2016, the Company entered into each of the agreements described below. Management is reviewing the financial effects of these agreements and the impact to the Company’s financial statements cannot be fully estimated at this time.

Stock Purchase Agreement and Mutual Release Agreement

On August 11, 2016, the Company, KKTY Holding Company, L.L.C. (“KKTY Holding”), Kohlberg & Company, L.L.C. (the “Kohlberg Manager”), certain funds affiliated with the Kohlberg Manager (the “Kohlberg Funds” and, together with the Kohlberg Manager, “Kohlberg”) and VPC SBIC I, LP (the “VPC SBIC Fund”) entered into a stock purchase agreement (the “SPA”) whereby KKTY Holding sold all of its 1,131,551 shares of convertible preferred stock of the Company (the “Preferred Stock”), to the VPC SBIC Fund, in exchange for nominal cash consideration and the execution of a mutual release (the “Acquisition”).  The Preferred Stock is convertible into an aggregate of 18,859,183 shares of the Company’s common stock, which, if converted in full, would represent 70.3% of our outstanding common stock, as of September [2], 2016 (after giving effect to such conversion).  The closing of the Acquisition (the “Closing”) took place concurrently with the execution of the SPA.

In connection with the Closing, and pursuant to the SPA, Charles Asfour, a partner of Victory Park Capital Advisors, LLC (“Victory Park Capital Advisors”), the VPC SBIC Fund’s investment manager, was appointed as a director of the Company and all of the then-serving directors of the Company, other than its Chief Executive Officer, resigned as of the Closing.  On August 30, 2016, Mr. Asfour was appointed as Chairman of the Board.  Two additional directors designated by the VPC SBIC Fund were appointed to the Company’s board of directors (the “Board”) effective as of September 12, 2016.  The Company has also agreed, in connection with any annual or special meeting of its stockholders at which directors are to be elected, to take all reasonably necessary action within its control and use its reasonable best efforts to cause an individual designated by the VPC SBIC Fund to be nominated for election (or re-election, as the case may be) to the Board, to recommend that such individual be elected to the Board, and to solicit proxies on behalf of such director nominee.

Index
Pursuant to the mutual release, and as a condition to Victory Park Capital Advisors’ willingness to provide the New Second Lien Financing (as defined below), Kohlberg agreed to release the Company, Victory Park Capital Advisors, the VPC SBIC Fund and Victory Park Management, LLC (“Victory Park Management”) from potential claims, other than potential claims for indemnification under the management agreement, dated June 28, 2001, between the Company and the Kohlberg Manager (the “Management Agreement”).  In accordance with the SPA, such Management Agreement, together with any other similar advisory agreements between any of KKTY Holding, the Kohlberg Manager, the Kohlberg Funds and the Company, were terminated as of August 11, 2016.  In addition, Victory Park Capital Advisors, Victory Park Management and the VPC SBIC Fund, on behalf of themselves and certain of their affiliates, agreed to release Kohlberg and the current and former officers and directors of the Company from claims and potential claims, other than those arising under the SPA.  In accordance with the SPA, the Company also provided a general release in favor of Kohlberg, certain of its affiliates and members of the Board appointed by Kohlberg.

Second Lien Credit Facility

Contemporaneously with the Closing, Victory Park Capital Advisors, on behalf of entities for which it acts as investment manager, agreed to provide the Company with new senior secured second lien financing in the amount of $5,750,000 (the “New Second Lien Financing”).  In connection with the New Second Lien Financing and the Closing, the Company, the SL Borrowers, Victory Park Management, as agent, and the lenders party thereto, entered into the Fourth Amendment to the Second Lien Credit and Security Agreement (the “Fourth Amendment”), to amend that certain Second Lien Credit and Security Agreement, dated as of April 7, 2015, among the SL Borrowers, Victory Park Management and the lenders party thereto (as previously amended, the “Prior Second Lien Credit Agreement” and as amended by the Fourth Amendment, the “Second Lien Credit Facility”).  Previously, on July 22, 2016, the parties to the Prior Second Lien Credit Agreement entered into the Third Amendment to such credit facility, pursuant to which the lenders extended an additional $750,000 term loan to the SL Borrowers.  The Third Amendment did not materially modify the terms of the credit facility.

Pursuant to the Fourth Amendment, the lenders agreed to a further extension of credit in the amount of $5,750,000. The Fourth Amendment also provides Victory Park Management the option to convert, in whole or in part, the outstanding principal amount of, and accrued but unpaid interest on, existing term loans (the “Term Loans”) made pursuant to the Second Lien Credit Facility (not including the new term loans made pursuant to the Third Amendment and Fourth Amendment) into a number of shares of common stock equal to the amount of outstanding principal and accrued but unpaid interest under the Term Loans being converted, divided by approximately $0.0697 (as such amount is proportionately adjusted for stock splits, reverse stock splits, stock combinations, stock dividends and other distributions and recapitalizations affecting the capital stock of the Company).  As of the Closing, the Term Loans would have been convertible into up to 370,748,441 shares of common stock.  The funds for the extension of credit contemplated by the Fourth Amendment were provided by the lenders party to the Second Lien Credit Agreement, including the VPC SBIC Fund.  Any shares issued upon conversion of the Term Loans are required to be issued to the lenders party to the Second Lien Credit Facility pro rata in accordance with their respective commitments under the Term Loans.

The number of shares issuable upon conversion of the Term Loans exceeds the number of unissued and unreserved shares of common stock that the Company is authorized to issue, and the conversion price per share is less than the current par value per share of the common stock.  The SPA provides that, upon request of the VPC SBIC Fund, the Company will take all corporate action necessary, and use reasonable best efforts, (i) to increase the number of shares that the Company is authorized to issue and to reserve a sufficient number of shares to allow Victory Park Management to exercise its conversion rights under the Second Lien Credit Facility in full; and (ii) to decrease the par value per share of common stock to nothing or to a par value equal to, or less than, the per share conversion price under the Second Lien Credit Facility.

Pursuant to the Fourth Amendment, all borrowings under the Second Lien Credit Facility bear interest at a rate equal to 12.00% per annum, payable in kind (“PIK”). The PIK interest is added to long-term debt per the Second Lien Credit Agreement as it is not due until maturity.  The maturity date of the Term Loans remains April 6, 2019. The maturity date of the new term loans made pursuant to the Third Amendment and the Fourth Amendment is August 11, 2017; however, the term will be automatically extended by one year as of August 11, 2017, unless notice of cancellation is provided by Victory Park Management prior to such date.

In connection with the Fourth Amendment, Centrex, TR Plastics and Terrence L. Reinhart (the “Seller”) agreed that any earnout payment in connection with the acquisition described in Note 10 would be subordinated to payment in full of borrowings under the BMO Credit Agreement and the Second Lien Credit Facility.  In addition, the Seller agreed that, to the extent that Victory Park Management exercises its right to convert all of the Term Loans into common stock, the value of the earnout payment would be calculated as of the date of such conversion and would be satisfied in full by payment in shares of common stock based upon the relative value of the earnout payment and the value of the Term Loans being converted.

Index
First Lien Credit Agreement

On August 11, 2016, the Company entered into Amendment No. 4 and Forbearance Agreement (the “Forbearance Agreement”), further amending the BMO Credit Agreement.  Pursuant to the Forbearance Agreement, BMO agreed, among other things, to forbear from exercising its rights and remedies under the BMO Credit Agreement in respect of existing defaults and certain other anticipated defaults for a period of up to six months (the “forbearance period”).  BMO may terminate the forbearance period (i) if the VPC SBIC Fund or its affiliates assign or grant a participation in any portion of the term notes or Second Lien Credit Facility, (ii) upon a bankruptcy filing or commencement of another insolvency proceeding by or against any Borrower or guarantor or (iii) the occurrence of any additional event of default under the BMO Credit Agreement.

As part of the Forbearance Agreement, the Company has retained a chief restructuring officer (the “CRO”) for the duration of the forbearance period. The Company has authorized the CRO to meet with BMO and its advisors and provide to BMO such information and reports with respect to the Company and its financial condition, businesses, assets, liabilities and prospects, as BMO may request from time to time.

At all times during the forbearance period, the Company is required to diligently pursue in good faith the consummation of the refinancing of the obligations to BMO under the BMO Credit Agreement in their entirety by February 5, 2017.  The Company agreed to pay BMO the following fees in the event that all borrowings under the BMO Credit Agreement have not been paid in full on or before the following dates.

October 4, 2016	$50,000
November 3, 2016	$100,000
December 3, 2016	$150,000
January 2, 2017	$200,000
February 5, 2017	$200,000
Each thirty day interval after February 5, 2017	$200,000

Under the Forbearance Agreement, the Centrex earnout payments (see Note 10) may not be satisfied until the obligations to BMO under the BMO Credit Agreement are paid in full. In addition, the Company may not make any cash payments in respect of indebtedness under the Second Lien Credit Facility or any other subordinated indebtedness consisting of principal or interest, until all borrowings under the BMO Credit Agreement have been paid in full.

Index
Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report and the information incorporated by reference in this report contain various “forward-looking statements” as defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended.  The forward-looking statements are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management.  We have based these forward-looking statements on current expectations and projections about future events and trends affecting the financial condition of our business. Additional information concerning these and other risks and uncertainties is included in Part I, Item 1A under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015, and updates to those Risk Factors included in Part II, Item 1A of this Quarterly Report on Form 10-Q.  Words and phrases such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “projects,” “may,” “should,” “will,”  “continue,” “is subject to,” and the like are intended to identify forward-looking statements.  The results referred to in forward-looking statements may differ materially from actual results because they involve estimates, assumptions and uncertainties.  Forward-looking statements included herein are as of the date hereof and we undertake no obligation to revise or update such statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.  All forward-looking statements should be viewed with caution.  These forward-looking statements are subject to risks and uncertainties that may lead to results that differ materially from those expressed in any forward-looking statement made by us or on our behalf, including, among other things:

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

RESULTS OF OPERATIONS

Three Months Ended July 1, 2016 Versus Three Months Ended June 26, 2015

Net sales decreased 3.8% from $31.3 million during the three months ended June 26, 2015 to $30.1 million during the three months ended July 1, 2016.  The decrease was a result of an inability to meet orders due to manufacturing inefficiencies resulting from the relocation of our Bridgeton, Missouri facility to Jefferson City, Missouri. Gross margin was 11.3% for the three months ended July 1, 2016, a decrease of 520 basis points from the same period a year ago. The decrease was primarily a result of operational and freight inefficiencies associated with the relocation of our Bridgeton, Missouri facility to Jefferson City, Missouri. As a result of the decrease in sales and a decrease in gross margin, our gross profit decreased $1.8 million from $5.2 million to $3.4 million.

Selling, general and administrative expenses decreased $0.5 million to $3.9 million for the three months ended July 1, 2016 from $4.4 million for the same period a year ago. The decrease was primarily due to the acquisition costs related to the Tiffin, Ohio which increased selling, general and administrative expenses for the three months ended June 26, 2015.

Severance, restructuring and related charges decreased $0.3 million to $0.2 million for the three months ended July 1, 2016 as compared to $0.5 million for the three months ended June 26, 2015 due to the relocation of our Bridgeton, Missouri facility to Jefferson City, Missouri.

Operating income was $0.3 million during the three months ended June 26, 2015, compared to an operating loss of $0.7 million during the three months ended July 1, 2016. The decrease was primarily due to the decreased gross profit.

Interest expense increased by $33,000 during the three months ended July 1, 2016 as compared to the three months ended June 26, 2015 due to increased borrowings under the Second Lien Credit Agreement offset by decreased borrowings under the BMO Credit Agreement.

Overall, we reported a net loss of $2.0 million, or $0.25 per basic and diluted share, for the three months ended July 1, 2016, as compared to a net loss of $1.0 million, or $0.12 per basic and diluted share, for the three months ended June 26, 2015.

Six Months Ended July 1, 2016 Versus Six Months Ended June 26, 2015

Net sales increased 11.2% from $52.7 million during the six months ended June 26, 2015 to $58.5 million during the six months ended July 1, 2016.  The increase was a result of the Tiffin, Ohio business acquisition, which contributed $13.1 million in net sales for the six months ended July 1, 2016 versus net sales of $4.9 million for the six months ended June 26, 2015. Gross margin was 13.7% for the six months ended July 1, 2016, a decrease of 220 basis points from the same period a year ago. The decrease was primarily a result of operational and freight inefficiencies associated with the relocation of our Bridgeton, Missouri facility to Jefferson City, Missouri. The increase in sales and decrease in gross margin resulted in a decrease in gross profit of $0.4 million from $8.4 million to $8.0 million.

Selling, general and administrative expenses increased $0.2 million to $7.8 million for the six months ended July 1, 2016 from $7.6 million for the same period a year ago. The increase was primarily due to the derecognition of a deferred lease obligation no longer owed as a result of our termination of the lease for our Bridgeton, Missouri facility during the six months ended June 26, 2015. The increase was partially offset by one-time acquisition costs related to the Tiffin, Ohio in the prior year.

Severance, restructuring and related charges decreased $1.3 million to $0.8 million for the six months ended July 1, 2016 as compared to $2.1 million for the six months ended June 26, 2015 due to the relocation of our Bridgeton, Missouri facility to Jefferson City, Missouri.

Index
Operating loss decreased from $1.4 million during the six months ended June 26, 2015 to $0.6 million during the six months ended July 1, 2016 primarily due to the reduction of severance, restructuring and related charges, partially offset by decreased gross profit.

Interest expense increased by $1.2 million during the six months ended July 1, 2016 as compared to the six months ended June 26, 2015 as a result of the increased borrowings under the Second Lien Credit Agreement (see Note 4) which was entered into in the second quarter of 2015.

Overall, we reported a net loss of $3.2 million, or $0.41 per basic and diluted share, for the six months ended July 1, 2016, as compared to a net loss of $2.8 million, or $0.35 per basic and diluted share, for the six months ended June 26, 2015.

LIQUIDITY AND CAPITAL RESOURCES

We require funding for working capital needs and capital expenditures.  As of July 1, 2016, we had cash of $0.1 million and outstanding checks of $0.6 million as compared to cash of $0.1 million and outstanding checks of $0.9 million at December 31, 2015.  Our unused borrowing availability at July 1, 2016 under the BMO Credit Agreement was $0.2 million.  As of December 31, 2015, we had unused borrowing availability of $2.2 million.

First Lien Credit Agreement

On February 19, 2014, the Company and BMO Harris Bank N.A. (“BMO”) entered into a Credit and Security Agreement (the “Original BMO Credit Agreement” or, as subsequently amended, the “BMO Credit Agreement”),  which provided the Company a $27.0 million revolving credit facility, including a $3.0 million sub-limit for letters of credit. The proceeds of the Company’s initial borrowing under the BMO Credit Agreement were used to repay the Company’s prior credit facility, finance the acquisition of FTW Holdings, Inc., and pay certain fees and expenses related to the negotiation and consummation of the Original BMO Credit Agreement. All extensions of credit under the BMO Credit Agreement are collateralized by a first priority security interest in and lien upon substantially all present and future assets and properties of the Company.

On April 7, 2015, the Company, Continental Commercial Products, LLC, a Delaware limited liability company, 2155735 Ontario Inc., an Ontario corporation, CCP Canada Inc., an Ontario corporation, FTW Holdings, Inc., a Delaware corporation, and Fort Wayne Plastics, Inc., an Indiana corporation, wholly owned direct or indirect subsidiaries of the Company (the foregoing, including the Company, the “Borrowers”), and BMO, as lender entered into Amendment No. 1 to the Original BMO Credit Agreement (“Amendment No. 1”) to amend the Original BMO Credit Agreement and to obtain the consent of BMO for the acquisition of a manufacturing facility in Tiffin, Ohio.

Pursuant to Amendment No. 1, the revolving credit facility under the Original BMO Credit Agreement was increased from an amount not to exceed $27.0 million to an amount not to exceed $33.0 million.  The revolving credit facility under the BMO Credit Agreement continues to include a $3.0 million sub-limit for letters of credit. The proceeds advanced under the BMO Credit Agreement on April 7, 2015 were used to pay certain fees and expenses related to the negotiation and consummation of Amendment No. 1 and the acquisition of our Tiffin, Ohio manufacturing facility (as described in Note 10). Subject to the terms of an  Intercreditor and Subordination Agreement, dated as of April 7, 2015 (the “Intercreditor Agreement”), between BMO and the SL Agent (as defined below), all extensions of credit under the BMO Credit Agreement are collateralized by a first priority security interest in and lien upon substantially all present and future assets and properties of the Borrowers.

The Original BMO Credit Agreement was further amended pursuant to Amendment No. 1 to extend the maturity date of the credit facility from February 17, 2017 to April 7, 2018.  The borrowing base continues to be determined by eligible inventory, accounts receivable, machinery and equipment and owned real estate amounting to $24.8 million at July 1, 2016 and $27.3 million at December 31, 2015, respectively. The borrowing base under the BMO Credit Agreement is reduced by the outstanding amount of standby and commercial letters of credit. Currently, the Company’s largest letters of credit relate to its casualty insurance programs. Total outstanding letters of credit were $1.6 million and $1.1 million at July 1, 2016 and December 31, 2015, respectively.

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

On December 15, 2015, the Company entered into Amendment No. 2 to the Credit and Security Agreement to amend the BMO Credit Agreement to redefine the definition of EBITDA to exclude certain non-recurring expenses associated with the Company’s former Bridgeton, Missouri facility.

On March 30, 2016, the Company entered into Amendment No. 3 to the Credit and Security Agreement and Waiver (“Amendment No. 3”) to amend the BMO Credit Agreement to provide the Borrowers with additional flexibility under certain financial covenants in future periods ending in 2016 and waive certain covenant defaults for the quarter ended December 31, 2015. Further, Amendment No. 3 replaces the consolidated fixed charge coverage ratio covenant for the test period for the fiscal quarters ending on or closest to March 31, 2016, June 30, 2016, September 30, 2016 and December 31, 2016 and provides for monthly testing of the minimum consolidated EBITDA and leverage ratio financial covenants for the monthly period ending on or closest to the last day of each month from March 2016 through September 2016 in lieu of quarterly testing during such period.

Amendment No. 3 provides that a termination fee shall be payable in the event that the revolving credit commitment under the BMO Credit Agreement is terminated prior to the revolving credit maturity date.  The termination fee is equal to 2% of the revolving credit commitment of $33.0 million if the revolving credit commitment is terminated on or before the first anniversary of Amendment No. 3 or 1% if the revolving credit commitment is thereafter terminated prior to the revolving credit maturity date under the BMO Credit Agreement.

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

On August 11, 2016, the Company entered into Amendment No. 4 and Forbearance Agreement (the “Forbearance Agreement”), further amending the BMO Credit Agreement (see Note 12).  Pursuant to the Forbearance Agreement, BMO agreed, among other things, to forbear from exercising its rights and remedies under the BMO Credit Agreement in respect of existing defaults and certain other anticipated defaults for a period of up to six months.

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

The term loan under the Second Lien Credit Agreement originally bore interest (i) at a cash interest rate of the LIBOR (One Month) Rate then in effect plus 9.5% per annum and (ii) a Payment in Kind (“PIK”) interest rate equal to 4.00% per annum. The PIK interest is added to long-term debt per the Second Lien Credit Agreement as it is not due until maturity.  The interest rate was modified pursuant to the Fourth Amendment to the Second Lien Credit and Security Agreement, as described in Note 12.  The maturity date of the credit facility under the Second Lien Credit Agreement is April 6, 2019.

Index
Pursuant to the Second Lien Credit Agreement, the SL Borrowers are required to make quarterly amortization payments and annual excess cash flow prepayments equal to 25% of annual excess cash flow as defined in the agreement.  The Second Lien Credit Agreement includes the following financial covenants: a consolidated fixed charge coverage ratio, a maximum annual capital expenditures, a minimum consolidated EBITDA, a minimum availability under the BMO Credit Agreement and a leverage ratio.

On December 15, 2015, the Company entered into Amendment No. 1 to the Second Lien Credit Agreement to amend the Second Lien Credit Agreement to redefine the definition of EBITDA to exclude certain non-recurring expenses associated with the Company’s former Bridgeton, Missouri facility.

On March 30, 2016, the SL Obligors entered into a Limited Waiver and Amendment to the Second Lien Credit Agreement (the “Second Lien Amendment No. 2”) to further amend the Second Lien Credit Agreement. The Second Lien Amendment No. 2 provides the SL Borrowers with additional flexibility under certain financial covenants in future periods ending in 2016 and waives certain covenant defaults for the quarter ended December 31, 2015. Further, the Second Lien Amendment No. 2 replaces the consolidated fixed charge coverage ratio covenant for the test period for the fiscal quarters ending on or closest to March 31, 2016, June 30, 2016, September 30, 2016 and December 31, 2016 and provides for monthly testing of the minimum consolidated EBITDA and leverage ratio financial covenants for the monthly period ending on or closest to the last day of each month from March 2016 through September 2016 in lieu of quarterly testing during such period.

On July 22, 2016, the Company entered into Amendment No. 3 to the Second Lien Credit Agreement (the “Third Amendment”), pursuant to which the SL Agent extended an additional $750,000 term loan to the Company (see Note 12). The Third Amendment did not materially modify the terms of the Second Lien Credit Agreement.

On August 11, 2016, the Company entered into the Fourth Amendment to the Second Lien Credit and Security Agreement, which further amended the Second Lien Credit Agreement (see Note 12).

For the three and six months ended July 1, 2016, the Company had amortization of debt issuance costs, included within interest expense, of $0.2 million and $0.4 million, respectively. For the three and six months ended June 26, 2015, the Company had amortization of debt issuance costs, included within interest expense, of $0.2 million and $0.3 million, respectively.

Capital Lease

In February 2016, the Company entered into a capital lease agreement to acquire certain manufacturing equipment. The Company is obligated to make sixty monthly payments of $8,818. At the inception of the lease, the Company recorded an asset and a capital lease obligation equal to the present value of minimum lease payments equal to approximately $0.5 million. At July 1, 2016, the current and long term capital lease obligation of $0.1 million and $0.3 million were recorded in accrued expenses and other noncurrent liabilities on the Condensed Consolidated Balance Sheets.

Cash Flows

Cash used in operating activities before changes in operating assets and liabilities was $0.7 million in the six months ended June 26, 2015 as compared to $1.0 million in the same period of 2016. Changes in operating assets and liabilities from continuing operations provided $3.8 million in the six months ended July 1, 2016 as compared to $1.7 million in the same period of 2015.

Cash flows used by investing activities of $1.3 million in the six months ended July 1, 2016 were primarily due to capital expenditures related to the relocation of the Bridgeton, Missouri facility to Jefferson City, Missouri.

Cash flows used by financing activities of $1.5 million in the six months ended July 1, 2016 were due to a reduction of $1.1 million in our bank borrowings and debt issuance costs since December 31, 2015, primarily due to the timing of needed borrowings.

OFF-BALANCE SHEET ARRANGEMENTS

As of July 1, 2016, the Company had no off-balance sheet arrangements.

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

CRITICAL ACCOUNTING POLICIES

We disclosed details regarding certain of our critical accounting policies in the Management’s Discussion and Analysis section of our Annual Report on Form 10-K for the year ended December 31, 2015 (Part II, Item 7).  There have been no material changes to these policies as of July 1, 2016 except as noted below.

The Company adopted Accounting Standards Update (“ASU”) 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”) during the first quarter of fiscal 2016. As shown in the table below, pursuant to the guidance in ASU 2015-03, we have reclassified unamortized debt issuance costs associated with our term loan (see Note 4 for detail) in our previously reported Condensed Consolidated Balance Sheets as of December 31, 2015 to conform to our presentation as of July 1, 2016 as follows (amounts in thousands):

	As presented December 31, 2015	Reclassifications	As adjusted December 31, 2015
Other assets	$3,882	$(2,135)	$1,747
Current maturities of long-term debt	1,800	(657)	1,143
Long-term debt	22,913	(1,478)	21,435

As shown in the table below, pursuant to the guidance in ASU 2015-03, we have reclassified unamortized debt issuance costs associated with our term loan (see Note 4 for detail) in our previously reported Condensed Consolidated Statements of Cash Flows as of June 26, 2015 to conform to our presentation as of July 1, 2016 as follows (amounts in thousands):

	As presented June 26, 2015	Reclassifications	As adjusted June 26, 2015
Amortization of debt issuance costs	$278	$(164)	$114
Accrued expenses	257	164	421

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended July 1, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. RISK FACTORS

We are affected by risks specific to us as well as factors that affect all businesses operating in a global market.  The significant factors known to us that could materially adversely affect our business, financial condition, or operating results are described in Part I, Item 1A of our Annual Report on Form 10-K, filed on March 30, 2016. Except as described below, there has been no material change in those risk factors.

The value of our common stock may be adversely affected by recent changes in our capital structure.

On August 11, 2016, the Company, KKTY Holding Company, L.L.C. (“KKTY Holding”), Kohlberg & Company, L.L.C. (the “Kohlberg Manager”), certain funds affiliated with the Kohlberg Manager (the “Kohlberg Funds” and, together with the Kohlberg Manager, “Kohlberg”) and VPC SBIC I, LP (the “VPC SBIC Fund”) entered into a stock purchase agreement (the “SPA”) whereby KKTY Holding sold all of its 1,131,551 shares of convertible preferred stock of the Company (the “Preferred Stock”) to the VPC SBIC Fund, in exchange for nominal cash consideration and the execution of a mutual release (the “Acquisition”).  The Preferred Stock is convertible into an aggregate of 18,859,183 shares of the Company’s common stock, which, if converted in full, would represent 70.3% of our outstanding common stock, as of September [2], 2016 (after giving effect to such conversion).  The closing of the Acquisition (the “Closing”) took place concurrently with the execution of the SPA.

In connection with the Closing, and pursuant to the SPA, Charles Asfour, a partner of Victory Park Capital Advisors, LLC (“Victory Park Capital Advisors”), the VPC SBIC Fund’s investment manager, was appointed as a director of the Company and all of the then-serving directors of the Company, other than its Chief Executive Officer, resigned as of the Closing.  On August 30, 2016, Mr. Asfour was appointed as Chairman of the Board.  Two additional directors designated by the VPC SBIC Fund were appointed to the Company’s board of directors (the “Board”) effective as of September 12, 2016.  The Company has also agreed, in connection with any annual or special meeting of its stockholders at which directors are to be elected, to take all reasonably necessary action within its control and use its reasonable best efforts to cause an individual designated by the VPC SBIC Fund to be nominated for election (or re-election, as the case may be) to the Board, to recommend that such individual be elected to the Board, and to solicit proxies on behalf of such director nominee.

Although the Preferred Stock does not entitle its holders to vote at meetings of the Company’s stockholders, the terms of the Preferred Stock provide that the Company will not, without first obtaining the approval of the holders of at least a majority of the then outstanding shares of Preferred Stock: (i) authorize or issue any class or series of equity security having equal or superior rights as to payment upon liquidation, dissolution or a winding up of the Company; (ii) amend its certificate of incorporation or bylaws in any way, or enter into a merger, consolidation, reorganization, recapitalization or sale of all or substantially all of its assets, in any case which adversely affects the rights and preferences of the holders of Preferred Stock as a class (except that the Company may complete a reverse-split of its common stock without the consent of the holders of the Preferred Stock) or (iii) engage in any transaction which would impair or reduce the rights of the holders of the Preferred Stock as a class.

Contemporaneously with the Closing, Victory Park Capital Advisors, on behalf of entities for which it acts as investment manager, agreed to provide the Company with new senior secured second lien financing in the amount of $5,750,000 (the “New Second Lien Financing”).  In connection with the New Second Lien Financing and the Closing, the Company, the SL Borrowers, Victory Park Management, as agent, and the lenders party thereto, entered into the Fourth Amendment to the Second Lien Credit and Security Agreement (the “Fourth Amendment”), to amend that certain Second Lien Credit and Security Agreement, dated as of April 7, 2015, among the SL Borrowers, Victory Park Management and the lenders party thereto (as previously amended, the “Prior Second Lien Credit Agreement” and as amended by the Fourth Amendment, the “Second Lien Credit Facility”).  Previously, on July 22, 2016, the parties to the Prior Second Lien Credit Agreement entered into the Third Amendment to such credit facility, pursuant to which the lenders extended an additional $750,000 term loan to the SL Borrowers.  The Third Amendment did not materially modify the terms of the credit facility.

Index
Pursuant to the Fourth Amendment, the lenders agreed to a further extension of credit in the amount of $5,750,000. The Fourth Amendment also provides Victory Park Management the option to convert, in whole or in part, the outstanding principal amount of, and accrued but unpaid interest on, existing term loans (the “Term Loans”) made pursuant to the Second Lien Credit Facility (not including the new term loans made pursuant to the Third Amendment and Fourth Amendment) into a number of shares of common stock equal to the amount of outstanding principal and accrued but unpaid interest under the Term Loans being converted, divided by approximately $0.0697 (as such amount is proportionately adjusted for stock splits, reverse stock splits, stock combinations, stock dividends and other distributions and recapitalizations affecting the capital stock of the Company).  As of the Closing, the Term Loans would have been convertible into up to 370,748,441 shares of common stock.  The funds for the extension of credit contemplated by the Fourth Amendment were provided by the lenders party to the Second Lien Credit Agreement, including the VPC SBIC Fund.  Any shares issued upon conversion of the Term Loans are required to be issued to the lenders party to the Second Lien Credit Facility pro rata in accordance with their respective commitments under the Term Loans.

The number of shares issuable upon conversion of the Term Loans exceeds the number of unissued and unreserved shares of common stock that the Company is authorized to issue, and the conversion price per share is less than the current par value per share of the common stock.  The SPA provides that, upon request of the VPC SBIC Fund, the Company will take all corporate action necessary, and use reasonable best efforts, (i) to increase the number of shares that the Company is authorized to issue and to reserve a sufficient number of shares to allow Victory Park Management to exercise its conversion rights under the Second Lien Credit Facility in full; and (ii) to decrease the par value per share of common stock to nothing or to a par value equal to, or less than, the per share conversion price under the Second Lien Credit Facility.

The dilution of our common stock, as well as the significant concentration of ownership, resulting from the transactions described above may adversely affect the value of our common stock if investors perceive a disadvantage in owning stock of a company that is subject to such control.

Our common stock is quoted in the over the counter market on the OTC Pink.

Our common stock is quoted on the OTC Pink tier of the OTC Markets Group, an inter-dealer quotation and trading system, under the symbol “KATY”.  OTC Pink offers a quotation service to companies that are unable to list their securities on an exchange or for companies, such as ours, whose securities are not eligible for quotation on the OTC Bulletin Board. The requirements for quotation on the OTC Pink are considerably lower and less regulated than those of the OTC Bulletin Board or an exchange. Because our common stock is quoted on the OTC Pink, it is possible that even fewer brokers or dealers would be interested in making a market in our common stock which further adversely impacts its liquidity.

The tradability of our common stock is limited under the penny stock regulations which may cause the holders of our common stock difficulty should they wish to sell their shares.

Because the quoted price of our common stock is less than $5.00 per share, our common stock is considered a “penny stock,” and trading in our common stock is subject to the requirements of Rule 15g-9 under the Securities Exchange Act of 1934, as amended. Under this rule, broker/dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements. The broker/dealer must make an individualized written suitability determination for the purchaser and receive the purchaser’s written consent prior to the transaction. SEC regulations also require additional disclosure in connection with any trades involving a “penny stock,” including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and its associated risks. These requirements severely limit the liquidity of securities in the secondary market because few broker or dealers are likely to undertake these compliance activities and this limited liquidity will make it more difficult for an investor to sell his shares of our common stock in the secondary market should the investor wish to liquidate the investment. In addition to the applicability of the penny stock rules, other risks associated with trading in penny stocks could also be price fluctuations and the lack of a liquid market.

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3.    DEFAULTS UPON SENIOR SECURITIES

None.

Index
Item 4.     MINE SAFETY DISCLOSURES

Not applicable.

Item 5.    OTHER INFORMATION

None.

Item 6.    EXHIBITS

Exhibit Number	Exhibit Title
3.1*
Restated Certificate of Incorporation of the Company and Certificates of Amendment thereto (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on July 13, 2001).

3.2*	Amended and Restated By-Laws of Katy Industries, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on August 17, 2016).
10.1*
Amendment No. 4 and Forbearance Agreement, dated as of August 11, 2016 by and among Katy Industries, Inc., Continental Commercial Products, LLC, 2155735 Ontario Inc., CCP Canada Inc. FTW  Holdings, Inc., Fort Wayne Plastics, Inc., and BMO Harris Bank N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 17, 2016).

10.2*
Fourth Amendment to the Second Lien Credit and Security Agreement, dated as of August 11, 2016, by and among Katy Industries, Inc., Continental Commercial Products, LLC, FTW Holdings, Inc., Fort Wayne Plastics, Inc., Victory Park Management, LLC and the lenders party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 17, 2016).

31.1	CEO Certification pursuant to Securities Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	CFO Certification pursuant to Securities Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1#	CEO Certification required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2#	CFO Certification required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) the Notes to Condensed Consolidated Financial Statements.

* Indicates incorporated by reference.

# These certifications are being furnished solely to accompany this report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of Katy Industries, Inc. whether made before or after the date hereof, regardless of any general incorporation language in such filing.

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KATY INDUSTRIES, INC.

DATE: September 13, 2016	By /s/ David J. Feldman
David J. Feldman
President and Chief Executive Officer

By /s/ Curt Kroll
Curt Kroll
Vice President, Treasurer and Chief Financial Officer