Form 10-Q
period 2016-09-30
KATY INDUSTRIES INC
filed 2016-11-21
CIK 54681

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 2016

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

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class	Outstanding at October 28, 2016
Common Stock, $1 Par Value	7,951,176 Shares

KATY INDUSTRIES, INC.
FORM 10-Q
September 30, 2016

INDEX

			Page
PART I	FINANCIAL INFORMATION

	Item 1.	Financial Statements:

		Condensed Consolidated Balance Sheets September 30, 2016 and December 31, 2015 (unaudited)	3-4

		Condensed Consolidated Statements of Operations and Comprehensive Loss For the Three and Nine months Ended September 30, 2016 and September 25, 2015 (unaudited)	5

		Condensed Consolidated Statements of Cash Flows For the Nine months Ended September 30, 2016 and September 25, 2015 (unaudited)	6

		Notes to Condensed Consolidated Financial Statements (unaudited)	7

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	20

	Item 4.	Controls and Procedures	27

PART II	OTHER INFORMATION		28

	Item 1.	Legal Proceedings	28

	Item 1A.	Risk Factors	28

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28

	Item 3.	Defaults Upon Senior Securities	28

	Item 4.	Mine Safety Disclosures	28

	Item 5.	Other Information	28

	Item 6.	Exhibits	29

	Signatures		30

	Certifications

Index
KATY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2016 AND DECEMBER 31, 2015
 (Amounts in Thousands)
(Unaudited)

	September 30, 2016	December 31, 2015
Assets
Current Assets:
Cash	$331	$53
Accounts receivable, net	10,414	12,211
Inventories, net	12,229	19,267
Other current assets	1,622	2,164
Total current assets	24,596	33,695
Other Assets:
Goodwill	8,377	8,377
Intangibles, net	20,068	20,877
Other	1,638	1,747
Total other assets	30,083	31,001
Property and Equipment:
Land and improvements	535	535
Buildings and improvements	6,938	6,269
Machinery and equipment	47,655	44,617
	55,128	51,421
Less - Accumulated depreciation	(38,049)	(36,646)
Property and equipment, net	17,079	14,775
Total assets	$71,758	$79,471

See Notes to Condensed Consolidated Financial Statements.

Index
KATY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2016 AND DECEMBER 31, 2015
 (Amounts in Thousands, Except Share Data)
(Unaudited)

	September 30, 2016	December 31, 2015
Liabilities and Stockholders' Deficit
Current Liabilities:
Accounts payable	$21,361	$20,440
Book overdraft	428	918
Accrued compensation	1,081	1,149
Accrued expenses	6,386	7,142
Deferred revenue	-	130
Current maturities of long-term debt	4,653	1,143
Revolving credit agreement	18,203	23,969
Total current liabilities	52,112	54,891
Payable to Related Party	-	4,268
Long-Term Debt	24,442	21,435
Other Liabilities	8,317	7,615
Total liabilities	84,871	88,209
COMMITMENTS AND CONTINGENCIES (Note 9)
Stockholders' Deficit
15% Convertible preferred stock, $100 par value; authorized 1,200,000 shares; issued and outstanding 1,131,551 shares; liquidation value $113,155	108,256	108,256
Common stock, $1 par value; authorized 35,000,000 shares; issued 9,822,304 shares	9,822	9,822
Additional paid-in capital	31,436	27,110
Accumulated other comprehensive loss	(1,660)	(1,631)
Accumulated deficit	(139,530)	(130,858)
Treasury stock, at cost, 1,871,128 shares	(21,437)	(21,437)
Total stockholders' deficit	(13,113)	(8,738)
Total liabilities and stockholders' deficit	$71,758	$79,471

See Notes to Condensed Consolidated Financial Statements.

Index
KATY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 AND SEPTEMBER 25, 2015
(Amounts in Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 25, 2015	September 30, 2016	September 25, 2015

Net sales	$23,962	$31,048	$82,494	$83,702
Cost of goods sold	23,307	26,273	73,804	70,530
Gross profit	655	4,775	8,690	13,172
Selling, general and administrative expenses	4,485	3,518	12,319	11,144
Severance, restructuring and related charges	-	1,777	761	3,914
Operating loss	(3,830)	(520)	(4,390)	(1,886)
Interest expense	(1,636)	(1,233)	(4,352)	(2,733)
Other, net	30	35	94	100
Loss before income tax (expense) benefit	(5,436)	(1,718)	(8,648)	(4,519)
Income tax (expense) benefit	(9)	113	(24)	98
Net loss	$(5,445)	$(1,605)	$(8,672)	$(4,421)
Other comprehensive loss:
Foreign currency translation	(43)	(94)	(29)	(178)
Total comprehensive loss	$(5,488)	$(1,699)	$(8,701)	$(4,599)

Loss per share of common stock - Basic & Diluted	$(0.68)	$(0.20)	$(1.09)	$(0.56)

Weighted average common shares outstanding:
Basic	7,951	7,951	7,951	7,951
Diluted	7,951	7,951	7,951	7,951

See Notes to Condensed Consolidated Financial Statements.

Index
KATY INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND SEPTEMBER 25, 2015
(Amounts in Thousands)
(Unaudited)
	Nine Months Ended
	September 30, 2016	September 25, 2015
Cash flows from operating activities:
Net loss	$(8,672)	$(4,421)
Depreciation	1,550	2,026
Amortization of intangible assets	808	545
Amortization of debt issuance costs	115	130
Stock-based compensation	(11)	76
Payment In Kind interest expense	1,252	462
Other	(28)	-
	(4,986)	(1,182)
Changes in operating assets and liabilities:
Accounts receivable	1,786	(668)
Inventories	7,011	(2,842)
Other assets	239	(1,762)
Accounts payable	238	6,487
Accrued expenses	14	(1,039)
Payable to related party	288	481
Deferred revenue	(130)	(146)
Other liabilities	122	1,358
	9,568	1,869
Net cash provided by operations	4,582	687

Cash flows from investing activities:
Payment for acquisition, net of cash received	-	(23,855)
Capital expenditures	(2,436)	(2,167)
Net cash used in investing activities	(2,436)	(26,022)

Cash flows from financing activities:
Net borrowings on revolving credit facility	(5,765)	4,375
Proceeds from term loan facility	6,500	24,000
Payment on capital lease obligation	(66)	-
Decrease in book overdraft	(490)	(115)
Direct costs associated with debt facilities	(2,072)	(2,627)
Net cash (used in) provided by financing activities	(1,893)	25,633

Effect of exchange rate changes on cash	25	(309)
Net increase (decrease) in cash	278	(11)
Cash, beginning of period	53	66
Cash, end of period	$331	$55

Supplemental cash flows disclosure:
Interest paid	$1,902	$1,637
Income taxes paid	$21	$30
Supplemental information of non-cash investing and financing activities:
Accrued contingent earnout payment	$-	$2,000
Capital leases included in accrued expenses and other noncurrent liabilities	$407	$-
Capital expenditures included in accounts payable	$620	$1,159
Collateralized debt fees included in accrued expenses	$240	$-
Capitalization of forgiven related party notes payable	$287	$-
Capitalization of forgiven related party management fee payable	$4,038	$-

See Notes to Condensed Consolidated Financial Statements.

Index
KATY INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.	SIGNIFICANT ACCOUNTING POLICIES

Consolidation Policy and Basis of Presentation – The condensed consolidated financial statements include the accounts of Katy Industries, Inc. and subsidiaries in which it has a greater than 50% voting interest or significant influence, collectively “Katy” or the “Company”.  All significant intercompany accounts, profits and transactions have been eliminated in consolidation.  The Condensed Consolidated Balance Sheet at September 30, 2016 and the related Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2016 and September 25, 2015 and Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2016 and September 25, 2015 have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial condition, results of operations and cash flows of the Company for the interim periods.  Interim results may not be indicative of results to be realized for the entire year.  The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.  The Condensed Consolidated Balance Sheet as of December 31, 2015 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States (“GAAP”).

Fiscal Year – The Company operates and reports using a 4-4-5 fiscal year which always ends on December 31.  As a result, December and January do not typically consist of five and four weeks, respectively.  The three months ended September 30, 2016 and September 25, 2015 consisted of 63 shipping days each.  The nine months ended September 30, 2016 and September 25, 2015 consisted of 192 and 186 shipping days, respectively.

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

Inventories – At September 30, 2016 and December 31, 2015, approximately 60% and 67%, respectively, of Katy’s inventories were accounted for using the last-in, first-out (“LIFO”) method of costing, while the remaining inventories were accounted for using the first-in, first-out (“FIFO”) method.  Current cost, as determined using the FIFO method, exceeded LIFO cost by $3.7 million at September 30, 2016 and $3.6 million at December 31, 2015. The components of inventories are as follows as of September 30, 2016 and December 31, 2015, respectively (amounts in thousands):

	September 30, 2016	December 31, 2015

Raw materials	$7,562	$11,262
Finished goods	9,037	12,380
Inventory reserves	(714)	(738)
LIFO reserve	(3,655)	(3,637)
	$12,229	$19,267

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

Share-Based Payment – Compensation cost recognized during the three and nine months ended September 30, 2016 and September 25, 2015 includes compensation cost for outstanding stock appreciation rights (“SARs”) as of September 30, 2016 and September 25, 2015 based on the September 30, 2016 and the September 25, 2015 fair values, respectively.  The Company re-measures the fair value of SARs each reporting period until the award is settled and compensation expense is recognized each reporting period for changes in fair value and vesting.

Compensation expense is included in selling, general and administrative expense in the Condensed Consolidated Statements of Operations.  The components of compensation expense are as follows for the three and nine months ended September 30, 2016 and September 25, 2015, respectively (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 25, 2015	September 30, 2016	September 25, 2015

Stock appreciation right (income) expense	$(35)	$13	$(11)	$76

The fair value of SARs, a liability award, was estimated at September 30, 2016 and September 25, 2015 using a Black-Scholes option pricing model.  The Company estimated the expected term by averaging the minimum and maximum lives expected for each award.  In addition, the Company estimated volatility by considering its historical stock volatility over a term comparable to the remaining expected life of each award.  The risk-free interest rate is the current yield available on U.S. treasury issues with a remaining term equal to each award.  The Company estimates forfeitures using historical results.  Its estimates of forfeitures will be adjusted over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from their estimate.  The assumptions for expected term, volatility and risk-free rate are presented in the table below as of September 30, 2016 and September 25, 2015, respectively:

	September 30, 2016	September 25, 2015

Expected term (years)	0.7 - 4.8	0.9 - 4.8
Volatility	188.8% - 274.3%	133.1% - 313.7%
Risk-free interest rate	0.5% - 1.1%	0.3% - 1.4%

Accumulated Other Comprehensive Loss – The components of accumulated other comprehensive loss are foreign currency translation adjustments and pension and other postretirement benefits adjustments.  The balance of the foreign currency translation adjustments account was $1.0 at September 30, 2016 and December 31, 2015. The balance of the pension and other postretirement benefits adjustments account was $0.7 million at September 30, 2016 and December 31, 2015.

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

Index
Reclassifications – The Company adopted Accounting Standards Update (“ASU”) 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”) during the first quarter of fiscal 2016. As shown in the table below, pursuant to the guidance in ASU 2015-03, we have reclassified unamortized debt issuance costs associated with our term loan (see Note 4 for detail) in our previously reported Condensed Consolidated Balance Sheets as of December 31, 2015 to conform to our presentation as of September 30, 2016 as follows (amounts in thousands):

	As presented December 31, 2015	Reclassifications	As adjusted December 31, 2015
Other assets	$3,882	$(2,135)	$1,747
Current maturities of long-term debt	1,800	(657)	1,143
Long-term debt	22,913	(1,478)	21,435

As shown in the table below, pursuant to the guidance in ASU 2015-03, we have reclassified amortized debt issuance costs associated with our term loan (see Note 4 for detail) in our previously reported Condensed Consolidated Statements of Cash Flows as of September 25, 2015 to conform to our presentation as of September 30, 2016 as follows (amounts in thousands):

	As presented September 25, 2015	Reclassifications	As adjusted September 25, 2015
Amortization of debt issuance costs	$458	$(328)	$130
Accrued expenses	(1,367)	328	(1,039)

Note 2.	RECENT ACCOUNTING PRONOUNCEMENTS

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

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230),” which addresses eight specific cash flow issues. Cash flow issues pertaining to the Company include clarification on classification of debt prepayment or debt extinguishment costs, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, and separately identifiable cash flows and application of the predominance principle. This guidance is effective for fiscal years beginning after December 15, 2017, with early adoption permitted. The Company is currently evaluating the impact to its future financial statements.

Index
Note 3.	LOSS PER SHARE

The condensed consolidated financial statements include basic and diluted loss per share. Diluted per share information is calculated by considering the impact of potential common stock on the weighted average shares outstanding. Potential common stock consists of (a) incremental shares that would be available for issuance upon the assumed exercise of stock options “in the money” based on the average stock price for the respective period, (b) convertible preferred shares (see Note 8), accounted for using the “if converted” basis, which assumes their conversion to common stock at a ratio of 16.6:1, (c) convertible debt (see Note 4), accounted for using the “if converted” basis, which assumes its conversion to common stock at a conversion rate of $0.0697 per share, and (d) the Centrex earnout payment obligation (see Note 4) accounted for using the “if converted” basis, which assumes its conversion to common stock at a conversion rate based upon the relative value of the earnout payment obligation and the value of the convertible debt.

As of September 30, 2016 and September 25, 2015, all options had expired. At September 30, 2016 and September 25, 2015, 1,131,551 convertible preferred shares were outstanding, which are in total, convertible into 18,859,183 shares of the Company’s common stock. Convertible debt was issued on August 11, 2016. As of September 30, 2016, $26.3 million of convertible debt (including outstanding principal and interest as of that date) was outstanding, which is in total, convertible into 377,109,583 shares of the Company’s common stock. The Centrex earnout payment obligation, became convertible into the Company’s common stock as part of the Fourth Amendment agreement on August 11, 2016 (see Note 4).  As of September 30, 2016, $2.0 million was owed, which is in total, convertible into 28,694,405 shares of the Company’s common stock.

Shares of common stock issuable upon conversion of convertible preferred shares were not included in the calculation of diluted loss per share for the three and nine months ended September 30, 2016 and for the three and nine months ended September 25, 2015 because of their anti-dilutive impact as a result of the Company’s net loss position.  Shares of common stock issuable upon conversion of convertible debt and the Centrex earnout payment obligation were not included in the calculation of diluted loss per share for the three and nine months ended September 30, 2016 because of their anti-dilutive impact as a result of the Company’s net loss position.

Note 4.	DEBT

Long-term debt consists of the following as of September 30, 2016 and December 31, 2015 (amounts in thousands):

	September 30, 2016	December 31, 2015

Revolving loans payable	$18,203	$23,969
Second Lien existing term loan - convertible	26,285	24,713
Second Lien 3rd & 4th amendment term loan	6,616	-
Debt issuance costs	(3,806)	(2,135)
Total debt	47,298	46,547
Less revolving loans payable, classified as current	(18,203)	(23,969)
Less current maturities	(6,616)	(1,800)
Less current debt issuance costs	1,963	657
Long-term debt	$24,442	$21,435

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

The Original BMO Credit Agreement was further amended pursuant to Amendment No. 1 to extend the maturity date of the credit facility from February 17, 2017 to April 7, 2018.  The borrowing base continues to be determined by eligible inventory, accounts receivable, machinery and equipment and owned real estate amounting to $20.4 million at September 30, 2016 and $27.3 million at December 31, 2015, respectively. The borrowing base under the BMO Credit Agreement is reduced by the outstanding amount of standby and commercial letters of credit. Currently, the Company’s largest letters of credit relate to its casualty insurance programs. Total outstanding letters of credit were $1.6 million and $1.1 million at September 30, 2016 and December 31, 2015, respectively.

Borrowings under the BMO Credit Agreement continue to bear interest at a per annum rate equal to, at the Borrower’s option, (a) the Base Rate plus applicable Base Rate Margin, which varies from 0.50% to 1.00% based on average excess availability, or (b) reserve adjusted Eurodollar Rate plus the applicable Eurodollar Rate Margin, which varies from 1.50% to 2.00% based on average excess availability. The Base Rate is the greatest of (i) BMO Harris’ prime commercial rate as in effect on such day, (ii) the sum of the Fed Funds rate for such day plus 0.5%, and (iii) the Eurodollar Rate for one month plus 1.50%. The Eurodollar Rate is the British Bankers Association LIBOR Rate, as published by Reuters (or other commercially available source) with a term equivalent to the applicable one, two, three or nine month interest period. An unused commitment fee of 25 basis points per annum is payable quarterly on the average unused amount under the BMO Credit Agreement.

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

Index
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

On August 11, 2016, the Company entered into Amendment No. 4 and Forbearance Agreement (the “Forbearance Agreement”), further amending the BMO Credit Agreement.  Pursuant to the Forbearance Agreement, BMO agreed, among other things, to forbear from exercising its rights and remedies under the BMO Credit Agreement in respect of existing defaults and certain other anticipated defaults for a period of up to nine months (the “forbearance period”).  BMO may terminate the forbearance period (i) if VPC SBIC I, LP (the “VPC SBIC Fund”) or its affiliates assign or grant a participation in any portion of the term notes or Second Lien Credit Facility (as discussed below), (ii) upon a bankruptcy filing or commencement of another insolvency proceeding by or against any Borrower or guarantor or (iii) the occurrence of any additional event of default under the BMO Credit Agreement.  Borrowings from BMO under the Forbearance Agreement bear interest at a per annum rate equal to 6.5%.

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

On November 16, 2016, all outstanding borrowings under the BMO Credit Agreement were repaid with proceeds of the Encina Credit Agreement (as described in Note 13) and the BMO Credit Agreement was terminated.

Second Lien Credit Facility

On April 7, 2015, the Company, Continental Commercial Products, LLC, a Delaware limited liability company, FTW Holdings, Inc., a Delaware corporation, and Fort Wayne Plastics, Inc., an Indiana corporation, as borrowers (the “SL Borrowers”) and 2155735 Ontario Inc., an Ontario corporation, and CCP Canada Inc., an Ontario corporation, as guarantors (the “Guarantors,” together with the SL Borrowers, the “SL Obligors”) entered into a Second Lien Credit and Security Agreement, dated as of April 7, 2015, among the SL Obligors, Victory Park Management, LLC, as Agent (the “SL Agent” or “Victory Park Management”), and the lenders party thereto (the “Second Lien Credit Agreement”).

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

Index
The term loan under the Second Lien Credit Agreement originally bore interest (i) at a cash interest rate of the LIBOR (One Month) Rate then in effect plus 9.5% per annum and (ii) a Payment in Kind (“PIK”) interest rate equal to 4.00% per annum. The PIK interest is added to long-term debt per the Second Lien Credit Agreement as it is not due until maturity.  The interest rate was modified pursuant to the Fourth Amendment to the Second Lien Credit and Security Agreement, as described below.  The maturity date of the credit facility under the Second Lien Credit Agreement is April 6, 2019.

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

On July 22, 2016, the Company entered into Amendment No. 3 to the Second Lien Credit Agreement (the “Third Amendment”), pursuant to which the SL Agent extended an additional $750,000 term loan to the Company. The Third Amendment did not materially modify the terms of the Second Lien Credit Agreement.

On August 11, 2016, Victory Park Capital Advisors, LLC (“Victory Park Capital Advisors”) on behalf of entities for which it acts as investment manager, agreed to provide the Company with new senior secured second lien financing in the amount of $5,750,000 (the “New Second Lien Financing”).  In connection with the New Second Lien Financing the Company, the SL Borrowers, Victory Park Management, as agent, and the lenders party thereto, entered into the Fourth Amendment to the Second Lien Credit and Security Agreement (the “Fourth Amendment”), to further amend the Second Lien Credit Agreement (as previously amended, the “Prior Second Lien Credit Agreement” and as amended by the Fourth Amendment, the “Second Lien Credit Facility”).

Pursuant to the Fourth Amendment, the lenders agreed to a further extension of credit in the amount of $5,750,000. The Fourth Amendment also provides Victory Park Management the option to convert, in whole or in part, the outstanding principal amount of, and accrued but unpaid interest on, the then-existing term loans (the “Term Loans”) made pursuant to the Second Lien Credit Facility (not including the new term loans made pursuant to the Third Amendment and Fourth Amendment) into a number of shares of common stock equal to the amount of outstanding principal and accrued but unpaid interest under the Term Loans being converted, divided by approximately $0.0697 (as such amount is proportionately adjusted for stock splits, reverse stock splits, stock combinations, stock dividends and other distributions and recapitalizations affecting the capital stock of the Company).  As of August 11, 2016, the Term Loans would have been convertible into up to 370,748,441 shares of common stock.  The funds for the extension of credit contemplated by the Fourth Amendment were provided by the lenders party to the Second Lien Credit Agreement, including the VPC SBIC Fund.  Any shares issued upon conversion of the Term Loans are required to be issued to the lenders party to the Second Lien Credit Facility pro rata in accordance with their respective commitments under the Term Loans.

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

Index
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

In connection with the Fourth Amendment, Centrex, TR Plastics and Terrence L. Reinhart (the “Seller”) agreed that any earnout payment in connection with the acquisition described in Note 10 would be subordinated to payment in full of borrowings under the BMO Credit Agreement and the Second Lien Credit Facility.  In addition, the Seller agreed that, to the extent that Victory Park Management exercises its right to convert all of the Term Loans into common stock, the value of the earnout payment would be calculated as of the date of such conversion and would be satisfied in full by payment in shares of common stock based upon the relative value of the earnout payment and the value of the Term Loans being converted (see Note 10). The Company recorded a deferred obligation equal to the present value of the earnout payments of $2.0 million, which was recorded in other noncurrent liabilities on the Condensed Consolidated Balance Sheets as of September 30, 2016.

On November 16, 2016, the Second Lien Credit Facility was further amended as described in Note 13.

Amortization of Debt Issuance Costs

For the three and nine months ended September 30, 2016, the Company had amortization of debt issuance costs, included within interest expense, of $0.4 million and $0.8 million, respectively. For the three and nine months ended September 25, 2015, the Company had amortization of debt issuance costs, included within interest expense, of $0.2 million and $0.5 million, respectively.

Capital Lease

In February 2016, the Company entered into a capital lease agreement to acquire certain manufacturing equipment. The Company is obligated to make sixty monthly payments of $8,818. At the inception of the lease, the Company recorded an asset and a capital lease obligation equal to the present value of minimum lease payments equal to approximately $0.5 million. At September 30, 2016, the current and long term capital lease obligation of $0.1 million and $0.3 million were recorded in accrued expenses and other noncurrent liabilities on the Condensed Consolidated Balance Sheets. Aggregate remaining scheduled maturities of the capital lease obligation as of September 30, 2016 are as follows (amounts in thousands):

Capital Lease
Three months ended December 31, 2016	$17
Year ended December 31, 2017	106
Year ended December 31, 2018	106
Year ended December 31, 2019	106
Year ended December 31, 2020	106
Thereafter	7
Amount representing interest payments	(41)
Total capital lease obligation	$407

Note 5.	RETIREMENT BENEFIT PLANS

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

Index
Information regarding the Company’s net periodic benefit cost for pension and other postretirement benefit plans for the three and nine months ended September 30, 2016 and September 25, 2015 is as follows (amounts in thousands):

	Pension Benefits
	Three Months Ended		Nine Months Ended
	September 30, 2016	September 25, 2015	September 30, 2016	September 25, 2015
Components of net periodic benefit cost:
Interest cost	$15	$15	$44	$44
Expected return on plan assets	(16)	(16)	(48)	(49)
Amortization of net loss	10	13	30	37
Net periodic benefit cost	$9	$12	$26	$32

	Other Benefits
	Three Months Ended		Nine Months Ended
	September 30, 2016	September 25, 2015	September 30, 2016	September 25, 2015
Components of net periodic benefit cost:
Interest cost	$13	$12	$38	$37
Amortization of net loss	4	8	14	25
Net periodic benefit cost	$17	$20	$52	$62

 During the nine months ended September 30, 2016, the Company made contributions of $46,000 to the pension plans. The Company expects to contribute an additional $15,000 to pension plans throughout the remainder of 2016.  The Company uses a December 31 measurement date for its pension and other postretirement benefit plans.  The fair value of plan assets was determined by inputs to the valuation which include quoted prices for similar assets in active markets that are observable either directly or indirectly (Level 2 inputs). The Company utilized a third-party to evaluate the fair value of the plan assets and reviews all applicable inputs and calculations for purposes of valuing the plan’s assets.

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

As of September 30, 2016 there were 39,000 outstanding SARs. No SARS were issued for the three months ended September 30, 2016. For the nine months ended September 30, 2016, 6,000 SARs were issued. At September 30, 2016 and December 31, 2015, the aggregate liability related to SARs was $21,000 and $32,000, respectively, and is included in accrued expenses in the Condensed Consolidated Balance Sheets.

Note 7.	INCOME TAXES

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, various states and foreign jurisdictions. The Company and its subsidiaries are generally no longer subject to U.S. federal, state and local examinations by tax authorities for years before 2012.

As of September 30, 2016, the Company had deferred tax assets, net of deferred tax liabilities, of $83.2 million subject to a valuation allowance of $83.4 million.  As of December 31, 2015, the Company had deferred tax assets, net of deferred tax liabilities, of $80.1 million subject to a valuation allowance of $80.2 million.   Domestic net operating loss (“NOL”) carry forwards comprised $67.5 million and $64.4 million of the deferred tax assets as of September 30, 2016 and December 31, 2015, respectively.  Katy’s history of operating losses in many of its taxing jurisdictions provides significant negative evidence with respect to the Company’s ability to generate future taxable income.  The valuation allowance relates to federal, state and foreign net operating loss carry-forwards, foreign and domestic tax credits, and certain other deferred tax assets to the extent they exceed deferred tax liabilities.

Index
On August 11, 2016, the VPC SBIC Fund acquired shares of the Company’s convertible preferred stock representing 70.3% of the Company’s outstanding common stock on an as-converted basis (see Note 12).  As a result, the Company’s ability to utilize net operating losses and other tax attributes is subject to a limitation imposed by Internal Revenue Code Section 382.

Note 8.	RELATED PARTY TRANSACTIONS

For each of the three and nine months ended September 25, 2015, Kohlberg & Company, L.L.C. (the “Kohlberg Manager”), whose affiliate held all 1,131,551 shares of the Company’s convertible preferred stock and provided management oversight and advisory services to the Company until August 11, 2016.  On August 11, 2016, the Kohlberg Manager’s ongoing management oversight and advisory services were terminated upon the consummation of the transactions contemplated by the SPA (as defined in Note 12), and all amounts owed to the Kohlberg Manager (other than limited indemnification rights) were waived in connection with the mutual release described in Note 12.

At December 31, 2015, the Company owed the Kohlberg Manager $3.8 million for management oversight and advisory services, which is recorded in noncurrent liabilities on the Condensed Consolidated Balance Sheets. Prior to the termination of the Kohlberg Manager’s management oversight and advisory services on August 11, 2016, the Company incurred an annual expense of $0.5 million in respect of these services. On August 11, 2016, the Kohlberg Manager agreed to waive payment of these management fees (which totaled $4.0 million) as part of the mutual release agreement (see Note 12).  The Company capitalized the waiver of the related party payable of $4.0 million, which is recorded in additional paid-in capital in the Condensed Consolidated Balance Sheets as of September 30, 2016. For the three and nine months ended September 30, 2016, $38,000 and $288,000, respectively, is recorded in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Loss for these services. For the three and nine months ended September 25, 2015, $0.1 million and $0.4 million, respectively, are recorded in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Loss for these services.

In February 2014, loans of $0.1 million each were received from two individuals who were then serving as directors of the Company, and a loan of $0.2 million was received from the Kohlberg Manager. In connection with these loans, the Company entered into subordinated promissory notes with these individuals and the Kohlberg Manager, respectively. These notes were used to finance the acquisition of FTW Holdings, Inc. and were amended in the year ended December 31, 2015 to mature on December 31, 2019. The notes accrue interest at a rate of 15% per year, which will be paid by capitalizing such interest and adding such capitalized interest to the principal amount of the subordinated notes.

As part of the August 11, 2016 mutual release agreement, the Kohlberg Manager agreed to release the Company from repaying the promissory notes due to the Kohlberg Manager. The Company capitalized $0.2 million for funds previously received and $0.1 million for the waived PIK interest to additional paid-in capital in the Condensed Consolidated Balance Sheets as of September 30, 2016.  The PIK interest attributable to these notes was $59,000 as of December 31, 2015. The promissory notes totaling $0.2 million from the two former directors of the Company (who resigned in August 2016 in connection with the transactions described in Note 12) remain outstanding as of September 30, 2016. The PIK interest attributable to these notes was $0.1 million as of September 30, 2016 and $59,000 as of December 31, 2015. The loans and PIK interest are recorded in noncurrent liabilities on the Condensed Consolidated Balance Sheets as of September 30, 2016.

The Company owes $0.2 million to Victory Park Capital Advisors as of September 30, 2016 for financing costs associated with the Second Lien Credit Facility. The payable is recorded in accrued expenses on the Condensed Consolidated Balance Sheets as of September 30, 2016.

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

On April 7, 2015, Continental Commercial Products (“CCP”), a Delaware limited liability company, and a wholly owned subsidiary the Company, completed the acquisition of substantially all of the  assets and business operations related to the plastics shelving and cabinet business of Centrex Plastics, LLC, an Ohio limited liability company (“Centrex”) and T.R. Plastics, LLC, an Ohio limited liability company (“TR Plastics”) for $23.9 million in cash at closing, plus certain post-closing earnout payments of not less than $2.0 million over three years, as described in the Asset Purchase Agreement dated April 7, 2015 (the “Purchase Agreement”) by and between CCP, Centrex, TR Plastics, and Terrence L. Reinhart, the majority member of Centrex and the sole member of TR Plastics. On August 11, 2016, additional terms regarding the earnout payments were agreed upon in the Fourth Amendment to the Second Lien Credit and Security Agreement (see Note 4).  The acquisition of the Tiffin, Ohio manufacturing facility brings a breadth of shelving and storage cabinet solutions to the Katy consumer storage product line which we believe are highly complementary to our current products.

The accompanying Condensed Consolidated Statements of Income for the three and nine months ended September 25, 2015 do not include any revenues or expenses related to the acquisition prior to the closing date. The following unaudited pro forma condensed consolidated financial information is presented as if the Tiffin, Ohio acquisition had occurred at the beginning of the period presented. In addition, this unaudited pro forma financial information is provided for illustrative purposes only and should not be relied upon as necessarily being indicative of the historical results that would have been obtained if the acquisition had actually occurred during those periods, or the results that may be obtained in the future as a result of the acquisition.

	Three Months Ended September 25, 2015	Nine Months Ended September 25, 2015
Net Sales	$31,048	$90,431

Gross profit	4,775	14,945

Net income	(1,605)	(2,545)

Average common shares outstanding - Basic	7,951	7,951
Average common shares outstanding - Diluted	7,951	7,951

Loss per share of common stock - Basic & Diluted	$(0.20)	$(0.32)

Index
Note 11.	SEVERANCE, RESTRUCTURING AND RELATED CHARGES

In the first quarter of 2015, the Company committed to a plan to move its manufacturing facility from Bridgeton, Missouri to Jefferson City, Missouri.  The resulting severance, restructuring and related charges were $6.4 million, of which $1.6 million was for contract termination costs, $0.7 million was for severance costs and $4.1 million was for other relocation associated costs. The relocation was completed in the second quarter of 2016. The charges for the three and nine months ended and total charges incurred to date are outlined in the below table (amounts in thousands):

	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016	Charges incurred to Date

Contract termination costs	$-	$-	$1,600
Severance costs	-	-	651
Other associated costs	-	761	4,103
Total restructuring costs	$-	$761	$6,354

The restructuring charges accrued for at September 30, 2016 are outlined in the below table (amounts in thousands):

	Contract Termination Costs	Severance Costs	Other Associated Costs	Total
Restructuring liabilities at January 1, 2016	$-	$112	$663	$775
Additions	-	-	761	761
Payments	-	(112)	(1,357)	(1,469)
Other	-	-	-	-
Restructuring liabilities at September 30, 2016	$-	$-	$67	$67

Note 12.	STOCK PURCHASE AGREEMENT

On August 11, 2016, the Company, KKTY Holding Company, L.L.C. (“KKTY Holding”), the Kohlberg Manager, certain funds affiliated with the Kohlberg Manager (the “Kohlberg Funds” and, together with the Kohlberg Manager, “Kohlberg”) and the VPC SBIC Fund entered into a stock purchase agreement (the “SPA”) whereby KKTY Holding sold all of its 1,131,551 shares of convertible preferred stock of the Company (the “Preferred Stock”), to the VPC SBIC Fund, in exchange for nominal cash consideration and the execution of a mutual release (the “Acquisition”).  The Preferred Stock is convertible into an aggregate of 18,859,183 shares of the Company’s common stock, which, if converted in full, would represent 70.3% of our outstanding common stock (after giving effect to such conversion).  The closing of the Acquisition (the “Closing”) took place concurrently with the execution of the SPA.

Pursuant to the mutual release, and as a condition to Victory Park Capital Advisors’ willingness to provide the New Second Lien Financing (as discussed in Note 4), Kohlberg agreed to release the Company, Victory Park Capital Advisors, the VPC SBIC Fund and Victory Park Management from potential claims, other than potential claims for indemnification under the management agreement, dated June 28, 2001, between the Company and the Kohlberg Manager (the “Management Agreement”).  In accordance with the SPA, such Management Agreement, together with any other similar advisory agreements between any of KKTY Holding, the Kohlberg Manager, the Kohlberg Funds and the Company, were terminated as of August 11, 2016.  In addition, Victory Park Capital Advisors, Victory Park Management and the VPC SBIC Fund, on behalf of themselves and certain of their affiliates, agreed to release Kohlberg and the current and former officers and directors of the Company from claims and potential claims, other than those arising under the SPA.  In accordance with the SPA, the Company also provided a general release in favor of Kohlberg, certain of its affiliates and members of the Board appointed by Kohlberg.

In connection with the Closing, and pursuant to the SPA, Charles Asfour, a partner of Victory Park Capital Advisors, the VPC SBIC Fund’s investment manager, was appointed as a director of the Company and all of the then-serving directors of the Company, other than its Chief Executive Officer, resigned as of the Closing.  On August 30, 2016, Mr. Asfour was appointed as Chairman of the Board.  Two additional directors designated by the VPC SBIC Fund were appointed to the Company’s board of directors (the “Board”) effective as of September 12, 2016.  The Company has also agreed, in connection with any annual or special meeting of its stockholders at which directors are to be elected, to take all reasonably necessary action within its control and use its reasonable best efforts to cause an individual designated by the VPC SBIC Fund to be nominated for election (or re-election, as the case may be) to the Board, to recommend that such individual be elected to the Board, and to solicit proxies on behalf of such director nominee.

Index
Note 13.	SUBSEQUENT EVENTS

On November 16, 2016, the Company, Continental Commercial Products, LLC, a Delaware limited liability company, 2155735 Ontario Inc., an Ontario corporation, CCP Canada Inc., an Ontario corporation, FTW Holdings, Inc., a Delaware corporation, and Fort Wayne Plastics, Inc., an Indiana corporation, wholly owned direct or indirect subsidiaries of the Company (the foregoing, including the Company, the “Borrowers”) entered into a Credit and Security Agreement with Encina Business Credit SPV, LLC, as agent and swing line lender, and the lenders party thereto (the “Encina Credit Agreement”).  The Encina Credit Agreement provides the Borrowers with a revolving credit facility in an aggregate principal amount of up to $25.0 million, including a $2.5 million sub-limit for letters of credit and a $2.5 million sub-limit for swing line loans, a term loan in the principal amount of $3.5 million (“Term Loan A”) and a term loan in the principal amount of $3.1 million (“Term Loan B”).

The proceeds of the initial borrowings under the Encina Credit Agreement, which totaled $19.9 million (including Term Loan A and Term Loan B), were used to repay all the outstanding borrowings under the BMO Credit Agreement (which was then terminated) and to pay certain fees and expenses related to the negotiation and consummation of the Encina Credit Agreement and the termination of the BMO Credit Agreement.  All extensions of credit under the Encina Credit Agreement are collateralized by a first priority security interest in and lien upon substantially all present and future assets and properties of the Borrowers.

Borrowings under the revolving portion of the Encina Credit Agreement bear interest at a rate equal to 5.25% per annum plus the greater of the LIBOR (One Month) Rate and 0.5%.  Term Loan A bears interest at a rate equal to 5.75% per annum plus the greater of the LIBOR (One Month) Rate and 0.5%, and Term Loan B bears interest at a rate equal to 6% per annum plus the greater of the LIBOR (One Month) Rate and 0.5%.  The maturity date of the borrowings under the Encina Credit Agreement is November 16, 2019.  The Borrowers are required to make monthly amortization payments in respect of Term Loan A and Term Loan B commencing in November 2017.

The Encina Credit Agreement contains customary representations and warranties, events of default and restrictions, including, among other things, restrictions on the ability of the Borrowers to create or permit liens on assets, make certain investments and make certain acquisitions or dispositions.  Under the Encina Credit Agreement, the Centrex earnout payments (see Note 10) may not be satisfied until all obligations under the Encina Credit Agreement are paid in full, except that the Centrex earnout payments may be converted into shares of the Company’s common stock as described in Note 4. In addition, payments in respect of indebtedness under the Second Lien Credit Facility are restricted pursuant to the terms of an intercreditor agreement with the SL Agent, except for certain payments out of excess cash flow as described more fully below.

Upon termination of the BMO Credit Agreement, an early termination fee of $0.3 million was paid by the Company and an additional termination fee of $0.4 million is payable by the Company in equal installments over 12 months following the termination date.

In connection with the Encina Credit Agreement, the SL Obligors, Victory Park Management (as SL Agent) and the VPC SBIC Fund (as lender) entered into the Fifth Amendment to Second Lien Credit and Security Agreement and Limited Waiver (the “Fifth Amendment”) on November 16, 2016 to further amend the Second Lien Credit Facility.  The Fifth Amendment was primarily designed to conform certain representations, warranties and covenants in the Second Lien Credit Facility to the Encina Credit Agreement and further to (i) extend the maturity date of the obligations under the Second Lien Credit Facility to the date that is three months after the maturity of the obligations to the lenders under the Encina Credit Agreement, (ii) provide for the SL Borrowers to pay the lender under the Second Lien Credit Facility, if permitted under the intercreditor agreement with the SL Agent, up to 75% of excess cash flow so long as no default or event of default has occurred or is continuing under the Encina Credit Agreement and certain other financial conditions are satisfied, and (iii) suspend compliance with all existing financial covenants in the Second Lien Credit Facility (except for the limit on annual consolidated capital expenditures of $4.0 million) until the earlier of maturity or payment in full of the obligations under the Encina Credit Agreement.

Index
Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report and the information incorporated by reference in this report contain various “forward-looking statements” as defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  The forward-looking statements are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management.  We have based these forward-looking statements on current expectations and projections about future events and trends affecting the financial condition of our business. Additional information concerning these and other risks and uncertainties is included in Part I, Item 1A under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015, and updates to those Risk Factors included in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended July 1, 2016.  Words and phrases such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “projects,” “may,” “should,” “will,”  “continue,” “is subject to,” and the like are intended to identify forward-looking statements.  The results referred to in forward-looking statements may differ materially from actual results because they involve estimates, assumptions and uncertainties.  Forward-looking statements included herein are as of the date hereof and we undertake no obligation to revise or update such statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.  All forward-looking statements should be viewed with caution.  These forward-looking statements are subject to risks and uncertainties that may lead to results that differ materially from those expressed in any forward-looking statement made by us or on our behalf, including, among other things:

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

-
Labor issues, including union activities, that require an increase in production costs or lead to a strike, thus impairing production and decreasing sales, and labor relations issues at entities involved in our supply chain, including both suppliers and those involved in transportation and shipping.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2016 Versus Three Months Ended September 25, 2015

Net sales decreased 22.8% from $31.0 million during the three months ended September 25, 2015 to $24.0 million during the three months ended September 30, 2016.  The decrease in net sales was primarily the result of manufacturing inefficiencies at our Jefferson City, Missouri facility as the result of the relocation from our Bridgeton, Missouri facility, and manufacturing inefficiencies at our Tiffin, Ohio facility. The manufacturing inefficiencies resulted in an increase in a backlog of orders totaling $1.8 million during the current year period compared to the prior year period. Gross margin was 2.7% for the three months ended September 30, 2016, a decrease of 1,260 basis points from the same period a year ago. The decrease was primarily a result of operational and freight inefficiencies at our Jefferson City, Missouri and Tiffin, Ohio facilities and unfavorable product mix. The Company expects to realize favorable mix from its order backlog.  As a result of the decrease in sales and a decrease in gross margin, our gross profit decreased $4.1 million from $4.8 million to $0.7 million.

Selling, general and administrative expenses increased $1.0 million to $4.5 million for the three months ended September 30, 2016 from $3.5 million for the same period a year ago. The increase was primarily due to an increase in consulting services, insurance, and other fees related to the transactions surrounding the purchase of shares of our convertible preferred stock by VPC SBIC I, LP (the “VPC SBIC Fund”) and the related debt issuance in the current year period.

Severance, restructuring and related charges were $1.8 million for the three months ended September 25, 2015 due to the relocation of our Bridgeton, Missouri facility to Jefferson City, Missouri.

Operating loss was $3.8 million during the three months ended September 30, 2016, compared to an operating loss of $0.5 million during the three months ended September 25, 2015. The decrease was primarily due to decreased gross profit and increased selling, general and administrative expenses during the current year period compared to the prior year period, each as described above.

Interest expense increased by $0.4 million during the three months ended September 30, 2016 as compared to the three months ended September 25, 2015 due to increased borrowings under the Second Lien Credit Agreement and additional interest under the BMO Credit Agreement.

Overall, we reported a net loss of $5.4 million, or $0.68 per basic and diluted share, for the three months ended September 30, 2016, as compared to a net loss of $1.6 million, or $0.20 per basic and diluted share, for the three months ended September 25, 2015.

Nine Months Ended September 30, 2016 Versus Nine Months Ended September 25, 2015

Net sales decreased 1.4% from $83.7 million during the nine months ended September 25, 2015 to $82.5 million during the nine months ended September 30, 2016.  The decrease was primarily the result of an inability to meet orders due to manufacturing inefficiencies resulting from the relocation of our Bridgeton, Missouri facility to Jefferson City, Missouri, partially offset by the Tiffin, Ohio business acquisition, which contributed $18.5 million in net sales for the nine months ended September 30, 2016 versus net sales of $11.7 million for the nine months ended September 25, 2015. Gross margin was 10.5% for the nine months ended September 30, 2016, a decrease of 520 basis points from the same period a year ago. The decrease was primarily a result of operational and freight inefficiencies associated with the relocation of our Bridgeton, Missouri facility to Jefferson City, Missouri. The decreased in sales and decrease in gross margin resulted in a decrease in gross profit of $4.5 million from $13.2 million to $8.7 million.

Selling, general and administrative expenses increased $1.2 million to $12.3 million for the nine months ended September 30, 2016 from $11.1 million for the same period a year ago. The increase was primarily due to the derecognition of a deferred lease obligation no longer owed as a result of our termination of the lease for our Bridgeton, Missouri facility during the nine months ended September 25, 2015. The increase was also attributed to an increase in consulting services, insurance, and other fees related to the transactions surrounding the purchase of shares of our convertible preferred stock by the VPC SBIC Fund and the related debt issuance in the current year period. The increase was partially offset by one-time acquisition costs related to the Tiffin, Ohio in the prior year.

Index
Severance, restructuring and related charges decreased $3.1 million to $0.8 million for the nine months ended September 30, 2016 as compared to $3.9 million for the nine months ended September 25, 2015. These charges for both periods resulted from the relocation of our Bridgeton, Missouri facility to Jefferson City, Missouri.

Operating loss was $4.4 million during the nine months ended September 30, 2016, compared to an operating loss of $1.9 million during the nine months ended September 25, 2015. The increase in operating loss was primarily due to decreased gross profit and increased selling, general and administrative expenses, partially offset by to the decrease in severance, restructuring and related charges in the current year period compared to the prior year period, each as described above.

Interest expense increased by $1.7 million during the nine months ended September 30, 2016 as compared to the nine months ended September 25, 2015, primarily as a result of the increased borrowings under the Second Lien Credit Agreement (see Note 4) which was entered into in the second quarter of 2015.

Overall, we reported a net loss of $8.7 million, or $1.09 per basic and diluted share, for the nine months ended September 30, 2016, as compared to a net loss of $4.4 million, or $0.56 per basic and diluted share, for the nine months ended September 25, 2015.

LIQUIDITY AND CAPITAL RESOURCES

We require funding for working capital needs and capital expenditures.  As of September 30, 2016, we had cash of $0.3 million and outstanding checks of $0.4 million as compared to cash of $0.1 million and outstanding checks of $0.9 million at December 31, 2015.  Our unused borrowing availability at September 30, 2016 under the BMO Credit Agreement was $0.1 million.  As of December 31, 2015, we had unused borrowing availability of $2.2 million.

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

The Original BMO Credit Agreement was further amended pursuant to Amendment No. 1 to extend the maturity date of the credit facility from February 17, 2017 to April 7, 2018.  The borrowing base continues to be determined by eligible inventory, accounts receivable, machinery and equipment and owned real estate amounting to $20.4 million at September 30, 2016 and $27.3 million at December 31, 2015, respectively. The borrowing base under the BMO Credit Agreement is reduced by the outstanding amount of standby and commercial letters of credit. Currently, the Company’s largest letters of credit relate to its casualty insurance programs. Total outstanding letters of credit were $1.6 million and $1.1 million at September 30, 2016 and December 31, 2015, respectively.

Index
Borrowings under the BMO Credit Agreement continue to bear interest at a per annum rate equal to, at the Borrower’s option, (a) the Base Rate plus applicable Base Rate Margin, which varies from 0.50% to 1.00% based on average excess availability, or (b) reserve adjusted Eurodollar Rate plus the applicable Eurodollar Rate Margin, which varies from 1.50% to 2.00% based on average excess availability. The Base Rate is the greatest of (i) BMO Harris’ prime commercial rate as in effect on such day, (ii) the sum of the Fed Funds rate for such day plus 0.5%, and (iii) the Eurodollar Rate for one month plus 1.50%. The Eurodollar Rate is the British Bankers Association LIBOR Rate, as published by Reuters (or other commercially available source) with a term equivalent to the applicable one, two, three or nine month interest period. An unused commitment fee of 25 basis points per annum is payable quarterly on the average unused amount under the BMO Credit Agreement.

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

On August 11, 2016, the Company entered into Amendment No. 4 and Forbearance Agreement (the “Forbearance Agreement”), further amending the BMO Credit Agreement.  Pursuant to the Forbearance Agreement, BMO agreed, among other things, to forbear from exercising its rights and remedies under the BMO Credit Agreement in respect of existing defaults and certain other anticipated defaults for a period of up to nine months (the “forbearance period”).  BMO may terminate the forbearance period (i) if VPC SBIC I, LP (the “VPC SBIC Fund”) or its affiliates assign or grant a participation in any portion of the term notes or Second Lien Credit Facility (as discussed below), (ii) upon a bankruptcy filing or commencement of another insolvency proceeding by or against any Borrower or guarantor or (iii) the occurrence of any additional event of default under the BMO Credit Agreement.  Borrowings from BMO under the Forbearance Agreement bear interest at a per annum rate equal to 6.5%.

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

Index
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

On November 16, 2016, all outstanding borrowings under the BMO Credit Agreement were repaid with proceeds of the Encina Credit Agreement (as described in Note 13) and the BMO Credit Agreement was terminated.

Second Lien Credit Facility

On April 7, 2015, the Company, Continental Commercial Products, LLC, a Delaware limited liability company, FTW Holdings, Inc., a Delaware corporation, and Fort Wayne Plastics, Inc., an Indiana corporation, as borrowers (the “SL Borrowers”) and 2155735 Ontario Inc., an Ontario corporation, and CCP Canada Inc., an Ontario corporation, as guarantors (the “Guarantors,” together with the SL Borrowers, the “SL Obligors”) entered into a Second Lien Credit and Security Agreement, dated as of April 7, 2015, among the SL Obligors, Victory Park Management, LLC, as Agent (the “SL Agent” or “Victory Park Management”), and the lenders party thereto (the “Second Lien Credit Agreement”).

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

The term loan under the Second Lien Credit Agreement originally bore interest (i) at a cash interest rate of the LIBOR (One Month) Rate then in effect plus 9.5% per annum and (ii) a Payment in Kind (“PIK”) interest rate equal to 4.00% per annum. The PIK interest is added to long-term debt per the Second Lien Credit Agreement as it is not due until maturity.  The interest rate was modified pursuant to the Fourth Amendment to the Second Lien Credit and Security Agreement, as described below.  The maturity date of the credit facility under the Second Lien Credit Agreement is April 6, 2019.

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

Index
On July 22, 2016, the Company entered into Amendment No. 3 to the Second Lien Credit Agreement (the “Third Amendment”), pursuant to which the SL Agent extended an additional $750,000 term loan to the Company. The Third Amendment did not materially modify the terms of the Second Lien Credit Agreement.

On August 11, 2016, Victory Park Capital Advisors, LLC (“Victory Park Capital Advisors”) on behalf of entities for which it acts as investment manager, agreed to provide the Company with new senior secured second lien financing in the amount of $5,750,000 (the “New Second Lien Financing”).  In connection with the New Second Lien Financing the Company, the SL Borrowers, Victory Park Management, as agent, and the lenders party thereto, entered into the Fourth Amendment to the Second Lien Credit and Security Agreement (the “Fourth Amendment”), to further amend the Second Lien Credit Agreement (as previously amended, the “Prior Second Lien Credit Agreement” and as amended by the Fourth Amendment, the “Second Lien Credit Facility”).

Pursuant to the Fourth Amendment, the lenders agreed to a further extension of credit in the amount of $5,750,000. The Fourth Amendment also provides Victory Park Management the option to convert, in whole or in part, the outstanding principal amount of, and accrued but unpaid interest on, the then-existing term loans (the “Term Loans”) made pursuant to the Second Lien Credit Facility (not including the new term loans made pursuant to the Third Amendment and Fourth Amendment) into a number of shares of common stock equal to the amount of outstanding principal and accrued but unpaid interest under the Term Loans being converted, divided by approximately $0.0697 (as such amount is proportionately adjusted for stock splits, reverse stock splits, stock combinations, stock dividends and other distributions and recapitalizations affecting the capital stock of the Company).  As of August 11, 2016, the Term Loans would have been convertible into up to 370,748,441 shares of common stock.  The funds for the extension of credit contemplated by the Fourth Amendment were provided by the lenders party to the Second Lien Credit Agreement, including the VPC SBIC Fund.  Any shares issued upon conversion of the Term Loans are required to be issued to the lenders party to the Second Lien Credit Facility pro rata in accordance with their respective commitments under the Term Loans.

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

In connection with the Fourth Amendment, Centrex, TR Plastics and Terrence L. Reinhart (the “Seller”) agreed that any earnout payment in connection with the acquisition described in Note 10 would be subordinated to payment in full of borrowings under the BMO Credit Agreement and the Second Lien Credit Facility.  In addition, the Seller agreed that, to the extent that Victory Park Management exercises its right to convert all of the Term Loans into common stock, the value of the earnout payment would be calculated as of the date of such conversion and would be satisfied in full by payment in shares of common stock based upon the relative value of the earnout payment and the value of the Term Loans being converted (see Note 10). The Company recorded a deferred obligation equal to the present value of the earnout payments of $2.0 million, which was recorded in other noncurrent liabilities on the Condensed Consolidated Balance Sheets as of September 30, 2016.

On November 16, 2016, the Second Lien Credit Facility was further amended as described in Note 13.

Amortization of Debt Issuance Costs

For the three and nine months ended September 30, 2016, the Company had amortization of debt issuance costs, included within interest expense, of $0.4 million and $0.8 million, respectively. For the three and nine months ended September 25, 2015, the Company had amortization of debt issuance costs, included within interest expense, of $0.2 million and $0.5 million, respectively.

Index
Capital Lease

In February 2016, the Company entered into a capital lease agreement to acquire certain manufacturing equipment. The Company is obligated to make sixty monthly payments of $8,818. At the inception of the lease, the Company recorded an asset and a capital lease obligation equal to the present value of minimum lease payments equal to approximately $0.5 million. At September 30, 2016, the current and long term capital lease obligation of $0.1 million and $0.3 million were recorded in accrued expenses and other noncurrent liabilities on the Condensed Consolidated Balance Sheets.

Cash Flows

Cash used in operating activities before changes in operating assets and liabilities was $1.2 million in the nine months ended September 25, 2015 as compared to $5.0 million in the same nine months ended September 30, 2016. Changes in operating assets and liabilities from continuing operations provided $9.6 million in the nine months ended September 30, 2016 as compared to $1.9 million in the nine months ended September 25, 2015.

Cash used in investing activities of $2.4 million in the nine months ended September 30, 2016 were primarily due to capital expenditures related to the relocation of the Bridgeton, Missouri facility to Jefferson City, Missouri. Cash used in investing activities of $26.0 million in the nine months ended September 25, 2015 were primarily due to the purchase of our Tiffin, Ohio manufacturing facility and capital expenditures related to the relocation of the Bridgeton, Missouri facility to Jefferson, City, Missouri.

Cash used in financing activities of $1.9 million in the nine months ended September 30, 2016 were due to a reduction of $5.8 million in our bank borrowings and $2.1 million of debt issuance costs since December 31, 2015, partially offset by proceeds of $6.5 million from additional borrowings under the Second Lien Credit Facility.  Cash provided by financing activities of $25.6 million in the nine months ended September 25, 2015 were due to an increase of $25.7 million in our bank borrowings, net of debt issuance costs since December 31, 2014, primarily due to the Tiffin, Ohio manufacturing facility acquisition.

OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2016, the Company had no off-balance sheet arrangements.

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

CRITICAL ACCOUNTING POLICIES

We disclosed details regarding certain of our critical accounting policies in the Management’s Discussion and Analysis section of our Annual Report on Form 10-K for the year ended December 31, 2015 (Part II, Item 7).  There have been no material changes to these policies as of September 30, 2016 except as noted below.

The Company adopted Accounting Standards Update (“ASU”) 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”) during the first quarter of fiscal 2016. As shown in the table below, pursuant to the guidance in ASU 2015-03, we have reclassified unamortized debt issuance costs associated with our term loan (see Note 4 for detail) in our previously reported Condensed Consolidated Balance Sheets as of December 31, 2015 to conform to our presentation as of September 30, 2016 as follows (amounts in thousands):

	As presented December 31, 2015	Reclassifications	As adjusted December 31, 2015
Other assets	$3,882	$(2,135)	$1,747
Current maturities of long-term debt	1,800	(657)	1,143
Long-term debt	22,913	(1,478)	21,435

Index
As shown in the table below, pursuant to the guidance in ASU 2015-03, we have reclassified amortized debt issuance costs associated with our term loan (see Note 4 for detail) in our previously reported Condensed Consolidated Statements of Cash Flows as of September 25, 2015 to conform to our presentation as of September 30, 2016 as follows (amounts in thousands):

	As presented September 25, 2015	Reclassifications	As adjusted September 25, 2015
Amortization of debt issuance costs	$458	$(328)	$130
Accrued expenses	(1,367)	328	(1,039)

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

We carried out an evaluation, under the supervision and with the participation of our management, including the co-principal executive officers and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period of our report.  Based upon that evaluation, the co-principal executive officers and principal financial officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. RISK FACTORS

We are affected by risks specific to us as well as factors that affect all businesses operating in a global market.  The significant factors known to us that could materially adversely affect our business, financial condition, or operating results are described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015, as updated in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended July 1, 2016. There has been no material change in those risk factors.

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3.    DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.    MINE SAFETY DISCLOSURES

Not applicable.

Item 5.    OTHER INFORMATION

On November 16, 2016, the Borrowers under the BMO Credit Agreement entered into a Credit and Security Agreement with Encina Business Credit SPV, LLC, as agent and swing line lender, and the lenders party thereto (the “Encina Credit Agreement”).  The Encina Credit Agreement provides the Borrowers with a revolving credit facility in an aggregate principal amount of up to $25.0 million, including a $2.5 million sub-limit for letters of credit and a $2.5 million sub-limit for swing line loans, a term loan in the principal amount of $3.5 million (“Term Loan A”) and a term loan in the principal amount of $3.1 million (“Term Loan B”).

The proceeds of the initial borrowings under the Encina Credit Agreement, which totaled $19.9 million (including Term Loan A and Term Loan B), were used to repay all the outstanding borrowings under the BMO Credit Agreement (which was then terminated) and to pay certain fees and expenses related to the negotiation and consummation of the Encina Credit Agreement and the termination of the BMO Credit Agreement.  All extensions of credit under the Encina Credit Agreement are collateralized by a first priority security interest in and lien upon substantially all present and future assets and properties of the Borrowers.

Borrowings under the revolving portion of the Encina Credit Agreement bear interest at a rate equal to 5.25% per annum plus the greater of the LIBOR (One Month) Rate and 0.5%.  Term Loan A bears interest at a rate equal to 5.75% per annum plus the greater of the LIBOR (One Month) Rate and 0.5%, and Term Loan B bears interest at a rate equal to 6% per annum plus the greater of the LIBOR (One Month) Rate and 0.5%.  The maturity date of the borrowings under the Encina Credit Agreement is November 16, 2019.  The Borrowers are required to make monthly amortization payments in respect of Term Loan A and Term Loan B commencing in November 2017.

The Encina Credit Agreement contains customary representations and warranties, events of default and restrictions, including, among other things, restrictions on the ability of the Borrowers to create or permit liens on assets, make certain investments and make certain acquisitions or dispositions.  Under the Encina Credit Agreement, the Centrex earnout payments (see Note 10) may not be satisfied until all obligations under the Encina Credit Agreement are paid in full, except that the Centrex earnout payments may be converted into shares of the Company’s common stock as described in Note 4. In addition, payments in respect of indebtedness under the Second Lien Credit Facility are restricted pursuant to the terms of an intercreditor agreement with the SL Agent, except for certain payments out of excess cash flow as described more fully below.

Upon termination of the BMO Credit Agreement, an early termination fee of $0.3 million was paid by the Company and an additional termination fee of $0.4 million is payable by the Company in equal installments over 12 months following the termination date.

In connection with the Encina Credit Agreement, the SL Obligors, Victory Park Management (as SL Agent) and the VPC SBIC Fund (as lender) entered into the Fifth Amendment to Second Lien Credit and Security Agreement and Limited Waiver (the “Fifth Amendment”) on November 16, 2016 to further amend the Second Lien Credit Facility.  The Fifth Amendment was primarily designed to conform certain representations, warranties and covenants in the Second Lien Credit Facility to the Encina Credit Agreement and further to (i) extend the maturity date of the obligations under the Second Lien Credit Facility to the date that is three months after the maturity of the obligations to the lenders under the Encina Credit Agreement, (ii) provide for the SL Borrowers to pay the lender under the Second Lien Credit Facility, if permitted under the intercreditor agreement with the SL Agent, up to 75% of excess cash flow so long as no default or event of default has occurred or is continuing under the Encina Credit Agreement and certain other financial conditions are satisfied, and (iii) suspend compliance with all existing financial covenants in the Second Lien Credit Facility (except for the limit on annual consolidated capital expenditures of $4.0 million) until the earlier of maturity or payment in full of the obligations under the Encina Credit Agreement.

The foregoing descriptions of the Encina Credit Agreement and the Fifth Amendment do not purport to be complete and are subject to, and qualified in their entirety by, the full text of such documents, which are filed as Exhibits 10.3 and 10.4 to this Quarterly Report on Form 10-Q and are incorporated herein by reference.

Index
Upon termination of the BMO Credit Agreement, an early termination fee of $0.3 million was paid by the Company and an additional termination fee of $0.4 million is payable by the Company in equal installments over 12 months following the termination date.

The foregoing description of the Encina Credit Agreement does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Encina Credit Agreement, which is filed as Exhibit 10.3 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

Item 6.  EXHIBITS

Exhibit Number	Exhibit Title
3.1*
Restated Certificate of Incorporation of the Company and Certificates of Amendment thereto (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on July 13, 2001).

3.2*	Second Amended and Restated By-Laws of Katy Industries, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 16, 2016).
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

10.3
Credit and Security Agreement dated November 16, 2016, by and among Katy Industries, Inc., Continental Commercial Products, LLC, FTW Holdings, Inc., Fort Wayne Plastics, Inc., 2155735 Ontario Inc., CCP Canada Inc., each lender from time to time party thereto, and Encina Business Credit SPV, LLC as agent

10.4
Fifth Amendment to Second Lien Credit and Security Agreement and Limited Waiver dated as of November 16, 2016, by and among Katy Industries, Inc., Continental Commercial Products, LLC, FTW Holdings, Inc., Fort Wayne Plastics, Inc., 2155735 Ontario, Inc., CCP Canada, Inc., Victory Park Management, LLC, as agent, and the Lenders party thereto.

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

KATY INDUSTRIES, INC.

DATE: November 21, 2016	By /s/ Robert Guerra
Robert Guerra
Chief Executive Officer

By /s/ Curt Kroll
Curt Kroll
Vice President, Treasurer and Chief Financial Officer